Form 10-K405
period 1996-12-31
LITHIA MOTORS INC
filed 1997-03-31
CIK 1023128

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                   FORM 10-K
                             ____________________

          [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the Fiscal Year Ended:  December 31, 1996
                                      OR
          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                      COMMISSION FILE NUMBER:  000-21789
                              LITHIA MOTORS, INC.
             (Exact name of registrant as specified in its charter)

                  OREGON                                    93-0572810
 (State or other jurisdiction of incorporation           (I.R.S. Employer
             or organization)                           Identification No.)

   360 E. JACKSON STREET, MEDFORD, OREGON                      97501
  (Address of principal executive offices)                  (Zip Code)

                                  541-776-6899
                             ____________________

              (Registrant's telephone number including area code)
       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                   CLASS A COMMON STOCK, WITHOUT PAR VALUE
                               (Title of Class)
                             ____________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days: Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $25,773,750 as of February 28, 1997 based upon the last sales price ($10.875) as reported by the Nasdaq National Market System.

The number of shares outstanding of the Registrant's Common Stock as of February 28, 1997 was: Class A: 2,895,550 shares and Class B: 4,110,000 shares.

The Index to Exhibits appears on page 22 of this document.

                      DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Information Statement, relating to the 1997 Annual Meeting of Shareholders.

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                              LITHIA MOTORS, INC.
                         1996 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS
                                                                           Page
                                                                           ----
                                    PART I

Item 1.   Business                                                           2

Item 2.   Properties                                                         9

Item 3.   Legal Proceedings                                                  10

Item 4.   Submission of Matters to a Vote of Security Holders                10

                                    PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                            11

Item 6.   Selected Financial Data                                            11

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              13

Item 8.   Financial Statements and Supplementary Data                        21

Item 9.   Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                           21

                                   PART III

Item 10.   Directors and Executive Officers of the Registrant                21

Item 11.   Executive Compensation                                            22

Item 12.   Security Ownership of Certain Beneficial Owners and Management    22

Item 13.   Certain Relationships and Related Transactions                    22

                                   PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K   22

Signatures                                                                   26

                                    PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS AND RISK FACTORS
This Form 10-K contains forward looking statements. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward looking statements as a result of certain risk including those set forth in the Company's initial public offering prospectus dated December 18, 1996. These risk factors include, but are not limited to, the cyclical nature of automobile sales, the intense competition in the automobile retail industry and the Company's ability to negotiate profitable acquisitions and secure manufacturer approvals for such acquisitions.

INTRODUCTION
Lithia Motors, Inc. (the "Company" or "Lithia"), an Oregon corporation, was founded in 1946 and its two senior executives, Sidney B. DeBoer and M. L. Dick Heimann, have managed the Company's operations for over 25 years.
Lithia is one of the larger retailers of new and used vehicles in the western United States, offering 16 domestic and imported makes of new automobiles and light trucks at eight locations. As an integral part of its operations, the Company arranges related financing and insurance and sells parts, service and ancillary products. Most of the Company's operations are currently located
in Medford, Oregon, where it has a market share of over 40 percent.   The
Company has agreed to acquire certain assets and dealership operations from Magnussen Dodge Isuzu in Concord, California, and Magnussen - Barbee Ford, Lincoln Mercury in Napa, California.

DEALERSHIP OPERATIONS
The Company owns and operates eight dealership locations in Oregon, five in Medford and one each in Grants Pass and Eugene, Oregon and one in Vacaville, California. Each of the Company's dealerships sells new and used vehicles and related automotive parts and services. The Company's primary target market comprises middle-income customers seeking moderately-priced vehicles. The Company offers 16 makes of new vehicles, including Chrysler, Toyota, Plymouth, Dodge, Jeep/Eagle, Honda, Saturn, Mazda, Pontiac, Lincoln, Mercury, Isuzu, Suzuki, Kia and Volkswagen.

NEW VEHICLE SALES. The Company sells 16 domestic and imported brands ranging from economy to luxury cars, as well as sport utility vehicles, minivans and light trucks. The Company purchases substantially all of its new car inventory directly from manufacturers who allocate new vehicles to dealerships based on the amount of vehicles sold by the dealership and by the dealership's market area. The Company also exchanges vehicles with other dealers from time to time to accommodate customer demand and to balance inventory.

As required by law, the Company posts the manufacturer's suggested retail price on every new vehicle. As is customary in the automobile industry, the final sales price of a new vehicle is generally negotiated with the customer. However, at the Company's Saturn dealership, the final sales price does not deviate from the posted price. The Company is continually evaluating its pricing practices and policies in light of changing consumer preferences and competitive factors.

The Company sells vehicles from the factory to a fleet purchaser utilizing
(i) "book only" fleet sales in which the Company never takes title of a vehicle; or (ii) fleet sales which pass through the Company's inventory. The Company realizes substantially less profit per vehicle on fleet sales than it does through retail sales. For "book only" fleet sales, only the net revenue is included in the Company's revenue.

USED VEHICLE SALES. The Company offers a variety of makes and models of used cars and light trucks of varying model years and prices. Used vehicle sales are an important part of the Company's overall profitability. The Company has made a strategic commitment to emphasize used vehicle sales. As part of its focus on used vehicle sales, the Company retains a full-time used vehicle manager at each of its locations and has allocated additional financing and display space to this effort. The Company believes there is substantial consumer demand for quality used vehicles, given the escalating prices of new vehicles.

The Company sells used vehicles to retail customers and, in the case of vehicles in poor condition or vehicles which have not sold within a specified period of time, to other dealers and to wholesalers.

The Company acquires the majority of its used vehicles through customer trade-ins. The Company also acquires its used vehicles at "closed" auctions which may be attended only by new vehicle dealers and which offer off-lease, rental and fleet vehicles, and at "open" auctions which offer repossessed vehicles and vehicles being sold by other dealers.

The Company sells the majority of its used vehicles to retail purchasers. In an effort to reach the Company's objective of two used vehicle sales for every new vehicle sale, the Company employs innovative marketing programs, such as "Priority You," which offers a 60-day/3,000-mile warranty and a 10-day/500-mile "no questions asked" exchange program on every used vehicle it sells in order to generate customer confidence in his or her purchasing decision. Each dealership's used vehicle manager is responsible for the purchasing and pricing of the used vehicle inventory. The Company strives to sell each of its used vehicles within 60 days of acquisition and financially motivates its used vehicle managers to effect such sales within that period.

VEHICLE FINANCING AND LEASING. The Company believes that its customers' ability to obtain financing at its dealerships is critical to its ability to sell new and used vehicles and ancillary products and services. The Company provides a variety of financing and leasing alternatives in order to meet the specific needs of each potential customer. The Company believes its ability to obtain customer-tailored financing on a "same day" basis provides it with an advantage over many of its competitors, particularly smaller competitors who lack the resources to offer vehicle financing or who do not generate sufficient volume to attract the diversity of financing sources that are available to the Company. Because of the high profit margins which are typically generated through sales of Financing and Insurance ("F&I") products, the Company employs more than one F&I manager at its dealership locations. The Company's F&I managers have extensive knowledge regarding available financing alternatives and sources and are specially trained to determine the customer's financing needs to enable the customer to purchase or lease an automobile. The Company seeks to finance or arrange financing for every vehicle it sells and has financed or arranged financing for a larger percentage of its transactions than the industry average.

In most cases, the Company arranges financing for its customers from third party sources, which relieves the Company from any credit risk. However, in certain circumstances where the Company believes the credit risk is manageable and the risk-weighted income is expected to exceed the earnings available upon the immediate sale of the finance contract, the Company will directly finance or lease the automobile to such customer. In these cases, the Company bears the risk of default by the borrower or lessee. Historically, the Company has provided direct financing for a minimal number of its new and used vehicle sales. The Company intends to continue providing financing to certain of its customers and may gradually expand its direct financing operations in circumstances where it believes attractive returns can be achieved or other operational benefits can be obtained.

ANCILLARY SERVICES AND PRODUCTS. In addition to arranging for vehicle financing, the Company's F&I managers also market a number of ancillary products and services to every purchaser of a new or used vehicle. Typically, these products and services yield high profit margins and contribute significantly to the overall profitability of the Company.

The Company offers extended service contracts which provide that, for a predetermined and prepaid price, all designated repairs covered by the plan during its term will be made by the Company at no additional charge above the deductible. While all new vehicles are sold with the automobile manufacturer's standard warranty, service plans provide additional coverage beyond the time frame or scope of the manufacturer's warranty. Purchasers of used vehicles are offered a similar extended service contract, even if the selected vehicle is no longer under the manufacturer's warranty.

Substantially all extended service contracts sold are written by the Company. The Company manages the service and warranty obligations that it sells and provides the parts and service (or pays the cost of others who may provide such parts and services) for claims made under the contract. Most required services under the contracts are provided by the Company, thereby increasing the Company's sales of parts and service.

The Company offers its customers credit life, health and accident insurance when they finance an automobile purchase. The Company receives a commission on each policy sold. The Company also offers other ancillary products such as protective coatings and automobile alarms.

The Company also owns and operates two automobile rental facilities, Avis Rent-A-Car and Discount Auto & Truck Rental, Inc., both located in Medford, Oregon.

PARTS AND SERVICE, BODY AND PAINT SHOP. The Company considers its parts and service operations to be an integral part of its customer service program and an important element of establishing customer loyalty. The Company provides parts and service primarily for the new vehicle brands sold by the Company's dealerships but may also service other vehicles.

The parts and service business is relatively stable and provides an important recurring revenue stream to the Company's dealerships. The Company markets its parts and service products by notifying the owners of vehicles purchased at its dealerships when their vehicles are due for periodic service. This practice encourages preventive maintenance rather than post-breakdown repairs. To a limited extent, revenues from the parts and service department are countercyclical to new car sales as owners repair existing vehicles rather than buy new vehicles. The Company believes this helps mitigate the effects of a downturn in the new vehicle sales cycle.

The Company has in excess of 80 service bays throughout its network of dealerships. All service facilities are equipped with technologically advanced tools and diagnostic equipment and are staffed by factory-trained and certified service technicians. The Company's dealerships feature various combinations of fully-equipped service facilities capable of handling almost any type of vehicle repair, from rebuilding engines and transmissions to routine maintenance functions including oil changes, front-end alignments and inspections. All dealerships offer lounges where service customers may relax or conduct business while waiting for service to be performed.

The Company has operated a full-service body and paint shop since 1970. The body and paint shop services all of the Company's dealerships located in southwest Oregon, other dealerships in the area that do not own a body and paint shop, and a number of major automotive casualty insurance companies that contract with the Company to perform insurance repairs. The Company, through an affiliate, is constructing a new 39,480 square-foot body and paint facility in Medford, Oregon, to handle the increased demand for the Company's body and paint services. The new facility, to be completed in Spring 1997, will have four paint booths as well as the latest technology, tools and equipment.

SALES AND MARKETING
The Company emphasizes customer satisfaction throughout its organization and continually seeks to maintain its reputation for quality and fairness. The Company's sales force works closely with each customer to identify an appropriate vehicle at a price affordable to that customer. The Company believes that its "counseling" approach during the sales process increases the likelihood that a customer will be satisfied with the vehicle purchased over a longer time period and enables the Company to sell more vehicles at higher gross profit margins.

The Company recently implemented a marketing program entitled "Priority
You," which provides the Company's retail customers six value-added services, which the Company believes are important to the overall satisfaction of the customer, including a commitment to (i) provide a customer credit check within 10 minutes, (ii) complete a used vehicle appraisal within 30 minutes, (iii) complete the paper work within 90 minutes for a vehicle purchase, (iv) provide a 10-day/500-mile "no questions asked" right of exchange on any used vehicle sold, (v) provide a 60-day/3,000-mile warranty on all used vehicles sold and (vi) make a donation to a local charity or educational organization for every vehicle sold. The Company believes "Priority You" will help differentiate it from traditional dealerships, and thereby increase customer traffic and develop customer loyalty.

Advertising and marketing play a significant role in the success of the Company. The competitive environment of the automobile dealership industry requires that a substantial portion of each sales dollar be allocated to advertising. However, as is the case with most new automobile dealerships, the Company believes that approximately 75 percent of the Company's advertising and marketing expenses are paid for by the automobile manufacturers. The manufacturers also provide the Company with the benefit of market research, which assists the Company in developing its own advertising and marketing campaigns. The Company believes that it receives significant benefit from manufacturers' advertising, particularly in the medium-sized markets in which the Company has been the only representative of a manufacturer.

RELATIONSHIPS WITH AUTOMOBILE MANUFACTURERS
The Company has, either directly or through its subsidiaries, entered into franchise or dealer sales and service agreements with each manufacturer of the new vehicles it sells. The Company currently has agreements with Chrysler Corporation (Chrysler, Plymouth, Dodge, Jeep/Eagle), American Honda Motor Co. Inc. (Honda), American Isuzu Motors, Inc. (Isuzu), Ford Motor Company (Lincoln, Mercury), General Motors Corporation (Pontiac), Mazda Motor of America, Inc. (Mazda), Saturn Corporation (Saturn), Toyota Motor Distributors, Inc. (Toyota), American Suzuki Motor Corporation (Suzuki), Kia America Motors, Inc. (Kia) and Volkswagen of America (Volkswagen) (herein collectively referred to as "manufacturers").

The typical automobile franchise agreement specifies the locations at which the dealer has the right and the obligation to sell vehicles and related parts and products and to perform certain approved services in order to serve a specified market area. The designation of such areas and the allocation of new vehicles among dealerships are subject to the discretion of the manufacturer, which (except for Saturn) does not guarantee exclusivity within a specified territory. A franchise agreement may impose requirements on the dealer concerning such matters as the showroom, the facilities and equipment for servicing vehicles, the maintenance of inventories of vehicles and parts, the maintenance of minimum working capital, the training of personnel and the adherence to certain performance standards established by the manufacturer regarding sales volume and customer satisfaction. Compliance with these requirements is closely monitored by each manufacturer. In addition, manufacturers require each dealership to submit monthly and annual financial statements of operations. The franchise agreements also grant the dealer the non-exclusive right to use and display manufacturers' trademarks, service marks and designs in the form and manner approved by each manufacturer.

Most franchise agreements expire after a specified period of time, ranging from one to five years; however, some franchise agreements, including those with Chrysler, have no termination date. The typical franchise agreement provides for early termination or non-renewal by the manufacturer under certain circumstances such as change of management or ownership without manufacturer consent, insolvency or bankruptcy of the dealership, death or incapacity of the dealer manager, conviction of a dealer manager or owner of certain crimes, misrepresentation of certain information by the dealership, dealer manager or owner to the manufacturer, failure to adequately operate the dealership, failure to maintain any license, permit or authorization required for the conduct of business, or a material breach of other provisions of the franchise agreement including the dealership's poor sales performance or low CSI ratings. The dealer is typically entitled to terminate the franchise agreement at any time without cause.

Each franchise agreement sets forth the name of the person approved by the manufacturer to exercise full managerial authority over the dealership's operations and the names and ownership percentages of the approved owners of the dealership, and contains provisions requiring the manufacturer's prior approval of changes in management or transfers of ownership of the dealership. Accordingly, any significant change in ownership, including the sale of shares by the Company to the public or the acquisition of a dealership from a third party, is subject to the consent of the respective manufacturer.

COMPETITION
The new and used automobile dealership business in which the Company operates is highly competitive. The automobile dealership industry is fragmented and characterized by a large number of independent operators, many of whom are individuals, families and small groups. In the sale of new vehicles, the Company principally competes with other new automobile dealers in the same general vicinity of the Company's dealership locations. Such competing dealerships may offer the same or different models and makes of vehicles that the Company sells. In the sale of used vehicles, the Company principally competes with other used automobile dealers and with new automobile dealers that operate used automobile lots in the same general vicinity of the Company's dealership locations. The Company believes that there are approximately 14 other new automobile dealerships and 66 other used automobile stores within a 50-mile radius of Medford, Oregon, near which all but one of the Company's dealerships are currently located. In addition, certain regional and national car rental companies operate retail used car lots to dispose of their used rental cars.

The Company also may face increased competition from certain automobile "superstores," such as CarMax, AutoNation USA and Driver's Mart Worldwide Inc. Such used automobile superstores have emerged recently in various areas of the United States and are beginning to expand nationally. However, the Company is not aware of any of such superstores currently located in any region where the Company operates dealerships. In addition, the Company competes to a lesser extent with an increasing number of automobile dealers that sell vehicles through nontraditional methods, such as through direct mail or via the Internet.

Due to the size and number of the automobile dealerships that the Company owns, the Company is relatively larger than the independent operators with which it currently competes. However, as it enters other markets, the Company may face competitors that are much larger and that have access to greater financial resources. Historically, the Company's size has permitted it to attract experienced and professional sales and service personnel and has provided the Company the resources to compete effectively. The Company, however, does not have any cost advantage in purchasing new vehicles from manufacturers and typically relies on advertising and merchandising, sales expertise, service reputation and location of its dealerships to sell new vehicles.

REGULATION
The Company's operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Various state and federal regulatory agencies, such as OSHA and the EPA have jurisdiction over the operation of the Company's dealerships, repair shops, body shops and other operations, with respect to matters such as consumer protection, workers' safety and laws regarding clean air and water.

The relationship between a franchised automobile dealership and a manufacturer is governed by various federal and state laws established to protect dealerships from the generally unequal bargaining power between the parties. Federal laws, as well as Oregon and California state laws, prohibit a manufacturer from terminating or failing to renew a franchise without good cause. Under Oregon and California law, a manufacturer may not require a dealer to accept any vehicle, part or accessory not voluntarily ordered by the dealer, to refuse to deliver any new vehicle, part or accessory advertised by the manufacturer as available, or to require monetary participation in any sales promotion or advertising campaign. Manufacturers are also prohibited from preventing or attempting to prevent any reasonable changes in the capital structure or the manner in which a dealership is financed. Further, Oregon law prohibits a manufacturer from failing to give effect to, or attempting to prevent, the sale of the ownership or management, or an interest in the ownership or management, of a dealership. Under California law, a dealer, or any officer, partner or stockholder may sell or transfer any interest in the dealership business provided that the sale or transfer of such interest does not have the effect of a sale or transfer of the franchise, without the consent of the manufacturer. Manufacturers are, however, entitled to object to a sale or change of management where such an objection is related to material reasons relating to the character, financial ability or business experience of the proposed transferee. In both Oregon and California, a dealer is entitled to seek judicial relief to prevent a manufacturer from establishing a competing dealership of the same vehicle make within the dealer's relevant market area.

Automobile dealers and manufacturers are also subject to various federal and state laws established to protect consumers, including so-called "Lemon Laws" which require a manufacturer or the dealer to replace a new vehicle or accept it for a full refund within one year after initial purchase if the vehicle does not conform to the manufacturer's express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require certain written disclosures to be provided on new vehicles, including mileage and pricing information. In addition, the financing and insurance activities of the Company are subject to certain statutes governing credit reporting, debt collection and insurance industry regulation.

The imported automobiles purchased by the Company are subject to United States customs duties and, in the ordinary course of its business, the Company may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges. Currently, United States customs duties are generally assessed at 2.5 percent of the customs value of the automobiles imported, as classified pursuant to the Harmonized Tariff Schedule of the United States.

As with automobile dealerships generally, and parts, service and body shop operations in particular, the Company's business involves the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. The Company has also been required to remove aboveground and underground storage tanks containing such substances or wastes. Accordingly, the Company is subject to regulation by federal, state and local authorities establishing health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards. The Company is also subject to laws, ordinances and regulations governing remediation of contamination at facilities it operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling or disposal. The Company believes that it does not have any material environmental liabilities and that compliance with environmental laws, ordinances and regulations will not, individually or in the aggregate have a material adverse effect on the Company's results of operations or financial condition.

EMPLOYEES
As of December 31, 1996, the Company employed approximately 420 persons on a full-time equivalent basis. None of the Company's employees is represented by a labor union or bound by a collective bargaining agreement. The Company believes it has a good relationship with its employees.

ITEM 2.  PROPERTIES

The Company and its various dealerships and other facilities occupy an aggregate of approximately 39 acres of land, providing approximately 283,000 square feet of building space. Such properties consist primarily of automobile showrooms, display lots, service facilities, two body and paint shops, rental agencies, supply facilities, automobile storage lots, parking lots and offices. The Company believes its facilities are currently adequate for its needs and are in good maintenance and repair.

The following table sets forth each of the Company's facilities, the approximate square footage at each facility and the acreage of each location. All facilities are located in Medford, Oregon except for the Grants Pass
Auto Center, located in Grants Pass, Oregon, Lithia Dodge of Eugene, in Eugene, Oregon and Lithia Toyota Kia of Vacaville, located in Vacaville, California. The Vacaville and the Avis Rent-A-Car facilities and minor parcels of land are leased from third parties and the new body and paint facility, the vacant parcel to be held for future expansion and the Lithia Dodge of Eugene facility are owned by the Company. All other facilities are leased from Lithia Properties, LLC, an Oregon limited liability company owned by certain affiliates of the Company.

                                                      TOTAL             TOTAL
                                                    BUILDING/           LAND/
DEALERSHIP/FACILITY                                 SQUARE FT.          ACRES
-------------------                                 ----------          -----
Lithia Motors                                         5,255              0.51
Lithia Honda Pontiac Suzuki Isuzu Volkswagen         32,978              4.47
Lithia Toyota Lincoln Mercury                        35,849              3.92
Lithia Dodge Chrysler Plymouth Mazda Jeep/Eagle      45,596              4.12
Saturn of Southwest Oregon                           11,226              2.33
Grants Pass Auto Center (Dodge)                      27,978              3.69
Lithia Toyota Kia of Vacaville                       22,900              4.18
Lithia Dodge of Eugene                               24,996              3.68
Lithia Body & Paint(1)                               20,508              0.95
Lithia Body & Paint(2)                               41,729              5.01
Thrift Auto Supply                                   11,230              0.46
Discount Auto & Truck Rental                            278                --
Cellular World                                        1,850                --
Avis Rent-A-Car                                         630                --
Vacant Parcel(3)                                         --              5.32

___________
(1) A new facility is under construction. The current facility will be absorbed and utilized by the Lithia Dodge Chrysler Plymouth Mazda Jeep/Eagle dealership.
(2)  Under construction.  Expected to be occupied Spring 1997.
(3)  Held for future development.

ITEM 3.  LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company does not believe it is presently a party to litigation that will have a material adverse effect on its business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock trades on The Nasdaq National Market System under the symbol LMTR. The high and low sales prices of the Company's Common Stock for the period from December 18, 1996 (the date of the Company's initial public offering) through December 31, 1996 were as follows:

 1996                                      High       Low
------------------------------------      ------    ------
Quarter 4 (from December 18, 1996)        $11.50    $10.94

The number of shareholders of record of the Company's Class A Common Stock at February 28, 1997 was 36. All shares of the Company's Class B Common Stock is held by Lithia Holding Company LLC. There were no cash dividends declared or paid subsequent to the Company's initial public offering in December 1996. The Company does not anticipate declaring cash dividends in the foreseeable future.

On April 5, 1996, the Company issued 4,110,000 shares of Class B Common Stock pursuant to the terms of a Plan of Recapitalization under which Sidney B. DeBoer exchanged 75 shares of the Company's Common Stock for 2,568,750 shares of Class B Common Stock and M. L. Dick Heimann exchanged 45 shares of the Company's Common Stock for 1,541,250 shares of Class B Common Stock. The issuance of these securities was exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

(In thousands, except per share amounts)         1996      1995      1994      1993      1992
-------------------------------------------    --------  --------  --------  --------  --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA
Sales
  New vehicles                                 $ 65,093  $ 53,277  $ 51,154  $ 42,663  $ 34,479
  Used vehicles                                  58,609    44,061    42,381    34,986    29,930
  Other operating revenues                       19,142    16,858    15,888    14,590    15,030
                                               --------  --------  --------  --------  --------
    Total sales                                 142,844   114,196   109,423    92,239    79,439
Cost of sales                                   118,647    93,132    90,324    74,780    65,417
                                               --------  --------  --------  --------  --------
Gross profit(1)                                  24,197    21,064    19,099    17,459    14,022
Selling, general and administrative(2)           20,277    16,735    15,174    15,122    14,124
                                               --------  --------  --------  --------  --------
Operating income (loss)                           3,920     4,329     3,925     2,337      (102)
Interest income                                     193       179        99       216       161
Interest expense                                 (1,353)   (1,390)     (954)   (1,374)     (743)
Other income, net                                 1,156     1,035       902       607     1,200
                                               --------  --------  --------  --------  --------
Income before minority interest and
 income taxes                                     3,916     4,153     3,972     1,786       516
Minority interest in earnings                      (687)     (778)     (458)     (233)     (168)
                                               --------  --------  --------  --------  --------
Income before taxes                               3,229     3,375     3,514     1,553       348
Income tax benefit                                  813        --        --        --        --
                                               --------  --------  --------  --------  --------
Net income(1)(2)                                  4,042     3,375     3,514     1,553       348
                                               --------  --------  --------  --------  --------
                                               --------  --------  --------  --------  --------

(In thousands, except per share amounts)         1996      1995      1994      1993      1992
-------------------------------------------    --------  --------  --------  --------  --------
PRO FORMA CONSOLIDATED STATEMENT OF
 OPERATIONS DATA
Income before taxes and minority interest,
 as reported                                   $  3,916  $  4,153  $  3,972  $  1,786
Pro forma provision for taxes(3)                 (1,521)   (1,598)   (1,521)     (697)
Pro forma minority interest                        (421)     (479)     (283)     (142)
                                               --------  --------  --------  --------
Pro forma net income                              1,974     2,076     2,168       947
                                               --------  --------  --------  --------
                                               --------  --------  --------  --------
Pro forma net income per share                 $   0.40  $   0.42
                                               --------  --------
                                               --------  --------
Shares used in per share calculations(4)          4,973     4,893
                                               --------  --------
                                               --------  --------
CONSOLIDATED BALANCE SHEET DATA
Working capital                                $ 20,221  $  5,026  $  6,034  $     13  $  1,369
Total assets                                     63,754    39,578    36,659    33,381    24,955
Long-term debt, less current maturities           6,160    10,743     6,748     3,789     4,012
Total shareholders' equity                       24,736       851     2,80     31,184     1,238

(1) The Company utilizes and reports on the LIFO (Last In - First Out) method of accounting. The industry standard is to utilize the specific identification method of accounting for vehicles and the FIFO (First In - First Out) method of accounting for parts (collectively referred to as the "FIFO Method"). If the Company utilized the FIFO Method, gross profit for the five years ended December 31, 1996 would have been $24.5 million, $20.6 million, $19.7 million, $18.0 million and $14.5, respectively. Net income for the five years ended December 31, 1996 would have been $4.4 million, $2.9 million, $4.1 million, $2.1 million and $733,000, respectively.

(2) Prior to 1994, the Company and its affiliated entities paid cash bonuses to their shareholders and members in amounts approximating their respective income tax liability on their undistributed earnings ($1.0 million in 1993 and $640,000 in 1992), in addition to their normal salaries. These cash bonuses are reflected in the selling, general and administrative expense above. In 1994 and subsequent periods, cash to meet the shareholders' and members' tax liabilities was distributed to the shareholders and members as dividends. The Company believes that for a fair evaluation of its historical performance, results for 1992 and 1993 should be adjusted to eliminate such bonus payments.

(3) The Company was an S Corporation prior to December 18, 1996 and accordingly was not subject to federal and state income taxes during the periods indicated. Pro forma net income reflects federal and state income taxes as if the Company had been a C Corporation, based on the effective tax rates that would have been in effect during these periods. See Notes 1 and 10 to the Company's Consolidated Financial Statements.

(4) See Note 1 to the Company's Consolidated Financial Statements for the calculation of weighted average shares outstanding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read in conjunction with the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this Form 10-K.

GENERAL
Lithia Motors is one of the larger retailers of new and used vehicles in the western United States, offering 16 domestic and imported makes of new automobiles and light trucks at eight locations. As an integral part of its operations, the Company arranges related financing and insurance and sells parts, service and ancillary products. Most of the Company's operations are currently located in Medford, Oregon, where it has a market share of over 40 percent. The Company has grown primarily by successfully acquiring and integrating dealerships and by obtaining new dealer franchises. The Company's strategy is to become a leading acquirer of dealerships in medium-sized markets in the western United States.

The following table sets forth selected condensed financial data expressed as a percentage of total sales for the periods indicated for the average automotive dealer in the United States (1996 data is not yet available).

                                              YEAR ENDED DECEMBER 31,
AVERAGE U.S. DEALERSHIP                       -----------------------
STATEMENT OF OPERATIONS DATA:                   1995           1994
                                              --------       --------
Sales:
  New vehicles                                  58.6%          60.3%
  Used vehicles                                 29.0           26.9
  Parts and service, other                      12.4           12.8
                                              --------       --------
    Total sales                                100.0%         100.0%
Gross profit                                    12.9           13.1
Total dealership expense                        11.5           11.3
Income before taxes                              1.4%           1.8%

________
Source: AUTOMOTIVE EXECUTIVE/August 1996; NADA Industry Analysis Division

THE COMPANY

The Company and its affiliated entities have been treated for federal income tax purposes as S Corporations or as partnerships under the Internal Revenue Code since their inception and, as a result, have not been subject to federal or certain state income taxes. Immediately before the completion of the Company's initial public offering on December 18, 1996 and in connection with its restructuring, the Company and its affiliated entities that were S Corporations terminated their status as S Corporations and became subject to federal and state income tax at applicable C Corporation rates. Prior to 1994, the shareholders and members of the Company and the affiliated entities each received substantial year-end tax payment bonuses to provide the cash to pay income taxes on the Company's and affiliated entities income which was taxable to the principals.

The Company utilizes the LIFO (Last In-First Out) method of accounting for inventory ("LIFO Method"). Industry standard is to use the specific identification method of accounting for vehicles and the FIFO (First In-First
Out) method of accounting for parts (herein collectively referred to as the "FIFO Method"). For industry comparability purposes, the following discussion and analysis of financial condition and results of operations includes references to both the LIFO and FIFO Methods of accounting.

The following table sets forth selected condensed financial data for the Company expressed as a percentage of total sales for the periods indicated below. Gross profit and pre-tax profit margins are presented on the LIFO Method and before minority interest.

LITHIA MOTORS, INC.

                                                 YEAR ENDED DECEMBER 31,
                                              -----------------------------
                                                1996       1995      1994
                                              --------   --------  --------
STATEMENT OF OPERATIONS DATA:
Sales:
  New vehicles                                  45.6%      46.6%     46.8%
  Used vehicles                                 41.0       38.6      38.7
  Parts and service                              9.2        9.6       9.1
  Finance, insurance and other                   4.2        5.2       5.4
                                              --------   --------  --------
    Total sales                                100.0%     100.0%    100.0%
Gross profit                                    16.9       18.4      17.5
Selling, general and administrative             14.2       14.6      13.9
                                              --------   --------  --------
Operating income                                 2.7        3.8       3.6
Other income (expense), net                       --       (0.2)      0.0
                                              --------   --------  --------
Income before taxes and minority
 interest                                        2.7%       3.6%      3.6%
                                              --------   --------  --------
                                              --------   --------  --------

The following table sets forth selected condensed financial data for the Company expressed as a percentage of total sales for the periods indicated below. Gross profit and pre-tax profit margins are presented on the FIFO Method and before minority interest to permit comparisons to U.S. industry data.

                                                 YEAR ENDED DECEMBER 31,
                                              -----------------------------
                                                1996       1995      1994
                                              --------   --------  --------
STATEMENT OF OPERATIONS DATA:
Total sales                                    100.0%     100.0%    100.0%
Gross profit(1)                                 17.2       18.1      18.0
Selling, general and administrative             14.2       14.7      13.9
                                              --------   --------  --------
Operating income(1)                              3.0        3.4       4.1
Other income (expense), net                       --       (0.2)      0.1
                                              --------   --------  --------
Income before taxes and minority
 interest(1)                                     3.0%       3.2%      4.2%
                                              --------   --------  --------
                                              --------   --------  --------

(1) Using the FIFO Method of accounting for inventory to permit comparisons to U.S. industry data.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

Net sales for the Company increased $28.6 million, or 25 percent, to $142.8 million for the year ended December 31, 1996 from $114.2 million for 1995. Total vehicles sold during 1996 increased by 1,921, or 24 percent, to 9,780
in 1996 from 7,859 during 1995.   The increase in sales was primarily from
increased new and used vehicle unit sales as a result of increased levels of promotional activity for certain popular brands, increased availability of late model used vehicles (both retail and wholesale) which were in high demand and, although to a lesser extent, from increased average per unit sales prices on both new and used vehicles. Sales in the third and fourth quarters of 1996 were also slightly higher due to a hail storm that mildly damaged vehicles in the Company's lots in and around Medford, Oregon. Such vehicles were sold at reduced prices, increasing unit sales, but decreasing the gross margin percentage.

NEW VEHICLE SALES. The Company sells 16 domestic and imported brands ranging from economy to luxury cars, as well as sport utility vehicles, minivans and light trucks. In 1996 and 1995, the Company sold 3,272 and 2,715 new vehicles, generating revenues of $65.1 million and $53.2 million, which constituted 45.6 percent and 46.6 percent of the Company's total revenues, respectively. The gross profit margin achieved by the Company (on the FIFO Method) on new vehicle sales during 1996 and 1995 was 13.1 percent and 12.8 percent, respectively. The average gross profit margin obtained by franchised automobile dealers in the United States on sales of new vehicles has declined from over 7.0 percent in 1991 to 6.5 percent in 1995.

The Company purchases substantially all of its new car inventory directly from manufacturers who allocate new vehicles to dealerships based on the amount of vehicles sold by the dealership and by the dealership's market area. The Company will also exchange vehicles with other dealers to accommodate customer demand and to balance inventory.

The Company sells vehicles from the factory to a fleet purchaser utilizing
(i) "book only" fleet sales in which the Company never takes title of a vehicle; or (ii) fleet sales which pass through the Company's inventory. The Company realizes substantially less profit per vehicle on fleet sales than it does through retail sales. For "book only" fleet sales, only the net revenue is included in the Company's revenue.

USED VEHICLE SALES. The Company offers a variety of makes and models of used cars and light trucks of varying model years and prices. Used vehicle sales are an important part of the Company's overall profitability. In 1996 and 1995, the Company sold 6,508 and 5,144 used vehicles generating revenues of $58.6 million and $44.1 million, which constituted 41.0 percent and 38.6 percent of the Company's total revenue, respectively. The Company has made a strategic commitment to emphasize used vehicle sales. As part of its focus on used vehicle sales, the Company retains a full-time used vehicle manager at each of its locations and has allocated additional financing and display space to this effort. The Company believes there is substantial consumer demand for quality used vehicles, given the escalating prices of new vehicles.

The Company sells used vehicles to retail customers and, in the case of vehicles in poor condition or vehicles which have not sold within a specified period of time, to other dealers and to wholesalers. Sales to other dealers and to wholesalers are frequently at, or close to, cost and therefore affect the Company's overall gross profit margin on used vehicle sales. Excluding wholesale transactions, the Company's gross profit margin (on the FIFO Method) on used vehicle sales was 13.4 percent in 1996 and 13.5 percent in 1995, as compared to the industry average for 1995 of 11.5 percent.

SERVICE, BODY, PARTS AND OTHER. The Company's service, body, parts and other operating revenue increased 13.0 percent to $19.1 million during 1996, from $16.9 million during 1995, due to an increased number of F&I transactions and to a lesser extent, an increase in revenues derived from service department maintenance and repairs. To a limited extent, revenues from the parts and service department are countercyclical to new car sales as owners repair existing vehicles rather than buy new vehicles. The Company believes this helps mitigate the affects of a downturn in the new vehicle sales cycle.

GROSS PROFIT. Gross profit (on the LIFO Method) increased 14.9 percent during 1996 to $24.2 million, compared with $21.1 million for 1995, primarily due to an increase in new and used vehicle unit sales during the period. Gross profit margin decreased to 16.9 percent for 1996 from 18.5 percent for 1995. The decrease in gross profit margins is primarily due to a reduction in gross profit margins on used vehicle sales, mostly caused by a shift in the overall mix of vehicles sold, with an increase in wholesale vehicles, which typically provide profit margins of only 2 percent to 3 percent. Gross profit margin in 1995 was favorably impacted by the reduction in new vehicle inventory during the period which resulted in historically lower vehicle inventory costs flowing through cost of sales. The Company's gross profit margins continue to exceed industry standards and remain in line with historical gross profit margins.

Gross profit (on the FIFO Method) increased 18.9 percent during 1996 to $24.5 million, compared with $20.6 million for 1995, primarily because of the increase in new and used vehicle unit sales during the period. Gross profit margin decreased to 17.2 percent for 1996 from 18.1 percent for 1995. The decrease in gross profit margins is primarily due to a reduction in gross profit margins on used vehicle sales, mostly caused by a shift in the overall mix of vehicles sold, with an increase in wholesale vehicles, which typically provide profit margins of only 2 percent to 3 percent.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The Company's SG&A expense increased $3.6 million, or 21.6 percent, to $20.3 million for 1996 compared to $16.7 million for 1995. SG&A as a percentage of sales decreased to 14.2 percent for 1996 from 14.7 percent for 1995. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in sales, and to a lesser extent, an increase in compensation for additional personnel and management in preparation for acquisitions.

INTEREST EXPENSE. The Company distributed to the Principal Owners promissory notes ("Dividend Notes") in the aggregate amount of $3.9 million, representing approximately all of the previously taxed undistributed earnings of the Company through December 31, 1995 The Company's interest expense remained stable at $1.4 million for 1996 and 1995 as a result of such increase in the Dividend Notes outstanding for 1996, offset by a decrease in interest rates during 1996.

OTHER INCOME, NET. Other income, net, consisting primarily of management fees from Lithia Properties, equity in the income of Lithia Properties and other non-dealer service income, increased 14.9 percent to $1.1 million for 1996 from $1.0 million for 1995. This increase was primarily due to insurance proceeds received in 1996 related to damage caused by a hail storm.

INCOME TAX BENEFIT. The Company and its affiliated entities have been treated for federal income tax purposes as S Corporations or as partnerships under the Internal Revenue Code since their inception and, as a result, have not been subject to federal or certain state income taxes. Immediately before the completion of the Company's initial public offering on December 18, 1996 and in connection with its restructuring, the Company and its affiliated entities that were S Corporations terminated their status as S Corporations and became subject to federal and state income tax at applicable C Corporation rates. As a result of the conversion from S Corporation status to C Corporation status in December 1996, the Company recorded a deferred tax asset of $906,000 and a corresponding benefit of $906,000 to income taxes in the fourth quarter of 1996.

Prior to 1994, the shareholders and members of the Company and the affiliated entities each received substantial year-end tax payment bonuses to provide the cash to pay income taxes on the Company's and affiliated entities income which was taxable to the principals. Such payments were reflected in SG&A expense.

NET INCOME. If the FIFO Method of inventory accounting had been used by the Company in prior periods, income before taxes and minority interest would have been higher (lower) by $314,000 and $(426,000) for the years ended December 31, 1996 and 1995, respectively, from the reported results under the LIFO Method.

1995 COMPARED TO 1994

REVENUES. Revenue increased $4.8 million, or 4.4 percent, to $114.2 million in 1995 from $109.4 million in 1994. New vehicle revenue increased 4.2 percent, while used vehicle revenue increased 4.0 percent. The increase in sales was due to per-unit price increases in new and used vehicles, offset in part by a reduction in unit sales of 1.1 percent. Industry and Company unit sales were essentially flat from 1994 to 1995.

The Company's other operating revenue increased 6.1 percent to $16.9 million in 1995 compared to $15.9 million in 1994, primarily due to an increase in revenues derived from service department maintenance and repairs.

GROSS PROFIT. Gross profit (on the LIFO Method) increased 10.3 percent in 1995 to $21.1 million from $19.1 million in 1994. Gross profit margin increased to 18.4 percent in 1995 from 17.5 percent in 1994. Gross profit margin in 1995 was favorably impacted by the reduction in new vehicle inventory during the period which resulted in historically lower vehicle inventory costs flowing through cost of sales.

Gross profit (on the FIFO Method) increased 4.6 percent in 1995 to $20.6 million from $19.7 million in 1994. Gross profit margin, at 18.1 percent, was essentially unchanged from 1994. Increases in gross profit margin on new vehicle sales were offset by a reduction in the gross profit margin on used vehicles and parts and service sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The Company's SG&A expense increased $1.5 million, or 10.3 percent, to $16.7 million, or 14.7 percent of the Company's revenue, in 1995, from $15.2 million, or 13.9 percent of the Company's revenues, in 1994. A reserve for workers' compensation claims, expense associated with compensation, primarily from salaries and bonuses for the Company's managers, and, to a lesser extent, an increase in advertising expense accounted for a significant portion of the increase.

INTEREST EXPENSE. The Company's interest expense in 1995 increased 41.6 percent to $1.4 million from $954,000 in 1994. The increase was due primarily to an increase in the Company's average loan balances in 1995 as compared to 1994, and, to a lesser extent, an increase in interest rates on borrowed funds. Loan balances increased to support increased flooring of inventory, vehicles leased to others and notes to the Principal Owners incurred during the period.

OTHER INCOME, NET. Other income, net, consisting primarily of management fees from Lithia Properties, equity in the income of Lithia Properties and other non-dealer service income, increased 14.7 percent to $1.0 million for 1995 from $902,000 in the prior year. This increase is attributable primarily to receipt of a judgment in a lawsuit brought by the Company.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 1996 the Company had working capital of $20.2 million, which included $15.4 million of cash. The $5.7 million increase in cash is mainly as a result of $24.2 million, net of associated expenses, provided by the issuance of the Company's Class A Common Stock in its initial public offering on December 18, 1996, $1.5 million provided by operations, offset by $6.9 million used for acquisitions, $7.6 million net payments on long-term debt and $6.4 million for the distribution of dividends. The current ratio at December 31, 1996 and 1995 was 1.7:1 and 1.2:1, respectively.

Inventories increased $10.5 million to $28.2 million at December 31, 1996 from $17.7 million at December 31, 1995 due primarily to the increase in the number of dealerships to 8 at December 31, 1996 from 6 at December 31, 1995, as well as same store growth.

The Company's principal needs for capital resources are to finance acquisitions, capital expenditures and increased working capital requirements. Historically, the Company has relied primarily upon internally generated cash flows from operations, borrowings under its credit facility and borrowings from its shareholders to finance its operations and expansion.

The Company currently has a credit facility with U.S. Bank, giving the Company access to an aggregate of approximately $44.7 million of credit for various purposes. The principal component of the credit facility is the Flooring Line which permits the Company to borrow up to $27.9 million, based on the level of the new and used vehicle inventories securing the line. The Flooring Line bears interest at rates from prime (for new vehicles) to prime plus 0.5% (for used vehicles). At December 31, 1996, the annualized rates of interest on the Flooring Line were from 8.25% to 8.75%. The principal payments are due within five business days of an automobile being sold. The Flooring Line also permits the Company to borrow at the U.S. Bank's Interbank Offering Rate, which is the rate offered to U.S. Bank for U.S. dollar deposits in the Eurodollar market selected by U.S. Bank. These borrowings are available only in increments of $500,000 and cannot be prepaid before the end of their terms (typically, 60 or 90 days) without substantial penalty. The rate is generally one percentage point less than the standard rate available under the Flooring Line. The Flooring Line expires on September 10, 1997. Management believes that the Flooring Line provides the Company with financing at rates lower than those available from manufacturers. At
December 31, 1996, there was approximately $8.3 million available to the Company under the Flooring Line.

The credit facility provides a $7.5 million line of credit to finance the purchase of vehicles used in the Company's fleet leasing and automobile rental businesses, at up to 105% of invoice for new vehicles, and 100% of KELLY WHOLESALE BLUE BOOK price for used vehicles. This line of credit bears interest at prime plus 1.0% for fleet leases, and at prime plus 0.25% for rental vehicles. For either program, used vehicles over two years old are financed at prime plus 1.5%. An additional $1.0 million is available under the credit facility for the purpose of in-house financing of vehicle sales and in-house leases (subject to a maximum amount equal to 75% of the total in-house vehicle receivables under 60 days past due). The borrowings under this line of credit, $5.2 million at December 31, 1996, bear interest at prime plus 0.75% (9.0% at December 31, 1996). An additional line of credit of $2.15 million is available for the purchase of equipment, $1.4 million of which is available for purchasing equipment associated with future or pending acquisitions. The borrowings under this line of credit totaled $126,000 at December 31, 1996 and bear interest at prime plus 0.5% (8.75% at December 31, 1996).

The credit facility also includes the Capital Line, a line of credit of $6.0 million to finance acquisitions. The Capital Line bears interest at prime plus 0.75% and is secured by the Company's inventory, receivables, equipment and real property. During the first year in which the Capital Line is used, interest only is payable monthly. After the first year, monthly payments are based on a ten-year amortization, with final payment due five years from the first draw. As of December 31, 1996, there were no borrowings under the Capital Line.

Long-term debt, including current portion, decreased $4.8 million to $8.0 million at December 31, 1996 from $12.8 million at December 31, 1995, primarily as a result of payments made to shareholders and other affiliated parties related to prior undistributed Subchapter S earnings. At December 31, 1996, long-term debt, including current portion, consisted of $1.8 million real estate loan for Lithia Dodge of Eugene, Oregon, $5.7 million for vehicles leased to others and $500,000 for equipment notes.

Capital expenditures, exclusive of acquisitions, were $395,000 in 1996. The principal capital expenditures in 1996 included equipment, building improvements and computer equipment for use in the Company's dealerships.

The following table sets forth the estimated funds required to complete currently pending acquisitions. Acquisition costs are estimates as the actual purchase prices will depend on inventory levels at each acquired dealership upon closing. Estimates assume the purchase of used vehicles at each store location.

                                                      TOTAL ESTIMATED
ACQUISITIONS                                          PURCHASE PRICE
------------                                         -----------------
Magnussen Dodge Isuzu                                    $7,900,000
Magnussen - Barbee Ford, Lincoln Mercury                 $6,900,000

The Company anticipates that it will be able to satisfy its cash requirements through December 31, 1997, including its currently anticipated growth, primarily with cash flow from operations, borrowings under the Flooring Line and the Company's other lines of credit and the proceeds from its initial public offering in December 1996. However, if acquisition opportunities exceed current projections, further capital could be required.

SEASONALITY AND QUARTERLY FLUCTUATIONS
Historically, the Company's sales have been lower in the fourth quarter of each year largely due to consumer purchasing patterns during the holiday season, inclement weather and the reduced number of business days during the holiday season. As a result, financial performance for the Company is generally lower during the fourth quarter than during the other quarters of each fiscal year; however, this did not hold true for the years 1996 and 1995. Management believes that interest rates, levels of consumer debt, consumer buying patterns and confidence, as well as general economic conditions, may also contribute to fluctuations in sales and operating results. The timing of acquisitions may cause substantial fluctuations of operating results from quarter to quarter.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The financial statements and notes thereto required by this item are included on pages F-1 through F-26 as listed in Item 14 of Part IV of this document.

Quarterly financial data, on the LIFO Method, pro forma for income taxes, for each of the eight quarters in the two year period ended December 31, 1996 is as follows:

IN THOUSANDS, EXCEPT PER SHARE DATA           1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER
-----------------------------------           -----------  -----------  -----------  -----------
1996
----
Net sales                                       $32,446      $36,680      $36,440      $37,278
Gross profit                                      5,481        5,975        6,804        5,937
Income before minority interest and
 taxes as reported                                  819        1,084        1,528          485
Pro forma income taxes                              319          422          594          186
Pro forma net income before minority
 interest                                           500          662          934          299
Pro forma net income per share -
 LIFO Method                                       0.10         0.13         0.19         0.06

1995
----
Net sales                                       $27,118      $27,278      $31,526      $28,274
Gross profit                                      4,854        4,909        5,792        5,509
Income before minority interest and
 taxes as reported                                1,124          745        1,392          892
Pro forma income taxes                              432          287          536          343
Pro forma net income before minority
 interest                                           692          458          856          549
Pro forma net income per share -
 LIFO Method                                       0.18         0.12         0.20         0.11

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OF THE REGISTRANT

Information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, respectively in the Company's information Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Information Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Information Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Information Statement for its 1997 Annual Meeting of Shareholders and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS
The Consolidated Financial Statements, together with the report thereon of KPMG Peat Marwick LLP, are included on the pages indicated below:

                                                                         Page
                                                                         ----
Report of Independent Public Accountants                                  F-1

Consolidated Balance Sheets - December 31, 1996 and 1995                  F-2

Consolidated Statements of Operations for the years ended
 December 31, 1996, 1995 and 1994                                         F-3

Consolidated Statements of Changes in Shareholders'
 Equity - December 31, 1996, 1995 and 1994                                F-4

Consolidated Statements of Cash Flows for the years ended
 December 31, 1996, 1995 and 1994                                         F-5

Notes to Consolidated Financial Statements                                F-6

FINANCIAL STATEMENT SCHEDULES
None.

EXHIBITS
The following exhibits are filed herewith:

Exhibit No.                                  Description
-----------   -----------------------------------------------------------------
 *3.1         Restated Articles of Incorporation of Lithia Motors, Inc.
 *3.2         Bylaws of Lithia Motors, Inc.
 *4.1         Specimen Common Stock certificate
*10.1         1996 Stock Incentive Plan
*10.2.1       Incentive Stock Option Agreement
*10.2.2       Non-Qualified Stock Option Agreement
*10.2.3       Incentive Stock Option Agreement
*10.3.1       Chrysler Corporation Chrysler Sales and Service Agreement, dated
              January 10, 1994, between Chrysler Corporation and Lithia
              Chrysler Plymouth Jeep Eagle, Inc. (standard provisions are in
              Exhibit 10.3.2 hereto) (1)
*10.3.2       Chrysler Corporation Dealer Agreement Standard Provisions
*10.4.1       Honda Automobile Dealer Sales and Service Agreement dated
              August 11, 1994, between American Honda Motor Company, Inc. and
              Lithia Motors, Inc. dba Lithia Honda (standard provisions are in
              Exhibit 10.4.2 hereto)
*10.4.2       American Honda Automobile Dealer's Standard Agreement
*10.5.1       Isuzu Dealer Sales and Service Agreement, dated June 5, 1996 between American Isuzu Motors, Inc. and Lithia Motors, Inc.
*10.5.2       Isuzu Dealer Sales and Service Agreement General Provisions
 10.5.3       Supplemental Agreement, dated December 27, 1996, to Isuzu Dealer
              Sales and Service Agreement.
*10.6.1       Mercury Sales and Service Agreement, dated December 28, 1979, between Ford Motor Company and Lithia Motors, Inc. (general provisions are in Exhibit 10.6.5 hereto) (2)
*10.6.2       Amendment, dated May 22, 1989, to Mercury Sales and Service
              Agreement and Lincoln Sales and Service Agreement
*10.6.3       Ford Motor Company Imported Vehicle Sales and Service
              Agreement, dated July 2, 1984, between Ford Motor Company and
              Lithia Motors, Inc. dba Lithia Toyota, Lincoln-Mercury (General
              provisions are in Exhibit 10.6.4 hereto)
*10.6.4       Ford Motor Company Imported Vehicle Sales and Service Agreement
              General Provisions
*10.6.5       Mercury Sales and Service Agreement General Provisions (2)
*10.7.1       General Motors Corporation Dealer Sales and Service Agreement,
              dated March 12, 1993, between General Motors Corporation
              Pontiac Division and Lithia Motors, Inc. dba Lithia Pontiac
*10.7.2       General Motors Dealer Sales and Service Agreement Standard
              Provisions
*10.8.1       Mazda Dealer Agreement, dated April 11, 1994 between Mazda
              Motor of America, Inc. and Lithia Dodge, L.L.C. dba Lithia Mazda
*10.8.2       Letter, dated September 29, 1995 extending Mazda Dealer
              Agreement between Mazda Motor of America, Inc. and Lithia
              Dodge, L.L.C. dba Lithia Mazda
*10.9         Saturn Distribution Corporation Dealer Agreement, dated
              September 12, 1991, between Saturn Distribution Corporation and
              Medford Dodge dba Saturn of Medford
*10.10.1      Toyota Dealer Agreement, dated January 30, 1990, between Toyota
              Motor Distributors, Inc. and Lithia Motors, Inc. dba Medford
              Toyota (12)
*10.10.2      Toyota Dealer Agreement Standard Provisions (12)
*10.10.3      Agreement, dated September 30, 1996, between Toyota Motor Sales,
              U.S.A., Inc. and Lithia Motors, Inc.

Exhibit No.                                  Description
-----------   -----------------------------------------------------------------
 10.10.4      Addendum, dated December 23, 1996, to Section X - Additional
              Provisions to Toyota Dealer Agreement dated November 15, 1996 between Toyota Motor Sales, USA, Inc. and Lithia TKV, Inc.
*10.11        Suzuki Term Dealer Sales and Service Agreement, dated May 13,
              1996, between American Suzuki Motor Corporation and Lithia
              Motors, Inc. dba Lithia Suzuki
*10.12.1      Commercial Lease, effective January 1, 1997, between Lithia
              Properties, L.L.C. and Lithia Motors, Inc. (3)
 10.12.2      First Amendment to Lease Agreement, dated February 7, 1997, between Lithia Properties, L.L.C. and Lithia Motors (3)
*10.13.1      Asset Purchase Agreement, dated August 2, 1996, between Lithia
              Motors, Inc. and Roberts Dodge, Inc.
*10.13.2      Land Sale Contract, dated August 2, 1996, between Lithia
              Properties, L.L.C. and Milford G. Roberts, Sr. and Sandra L.
              Roberts
*10.13.3      Assignment of Land Sale Contract, dated November 5, 1996,
              between Lithia Properties, LLC and Lithia Motors, Inc.
*10.14        Purchase and Sale Agreement between Lithia Motors, Inc. and Sam
              Linder, Inc.
*10.15.1      Alternative Rate Option Promissory Note by Lithia Motors, Inc.,
              Lithia TLM, LLC, Lithia Dodge, L.L.C., and Lithia's Grants Pass
              Auto Center, L.L.C., to United States National Bank of Oregon
              in the amount of $18 million (4)
*10.15.2      Promissory Note by Lithia Motors, Inc. to United States
              National Bank of Oregon in the amount of $6.0 million (5)
*10.15.3      Promissory Note by Lithia Leasing, Inc. to United States
              National Bank of Oregon in the amount of $1.4 million (6)
*10.16.1      Promissory Note between Lithia Motors, Inc. and Sidney B.
              DeBoer in the amount of $500,000 (7)
*10.16.2      Subordination Agreement between Lithia Motors, Inc., Sidney B.
              DeBoer and United States National Bank (8)
*10.17.1      Floor Plan Accommodation Agreement (Security Agreement) between
              Lithia Motors, Inc. and United States National Bank of Oregon (9)
*10.17.2      Corporate Resolution to Guarantee of Lithia Motors, Inc. (10)
*10.18        Commercial Guaranty under which Sidney B. DeBoer is the
              guarantor of obligations of Lithia Motors, Inc. to United
              States National Bank of Oregon (11)
*10.19        Management Contract between Lithia Leasing, Inc. and Lithia
              Properties LLC.
*10.20        Commercial Security Agreement, dated September 9, 1996, between
              Lithia Motors, Inc. and United States National Bank
*10.21        Purchase and Sale Agreement, dated December 13, 1996, between
              Lithia Properties and Lithia Real Estate, Inc.
*10.22        Commercial Lease, dated April 1, 1992, between Billy J. Wilson et al and Wilson/Malasoma, Inc. relating to facility in
              Vacaville, California.
 10.23        Agreement for Purchase and Sale of Business Assets, between the
              Company and Magnussen-Barbee Ford, Lincoln-Mercury, Inc., dated
              February 21, 1997.
 11           Statement re Computation of Per Share Earnings
*21           Subsidiaries of Lithia Motors, Inc.
 23           Consent of KPMG Peat Marwick LLP relating to Lithia Motors, Inc.
 27           Financial Data Schedule

 * Incorporated by reference to the Company's Registration Statement on Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities and Exchange Commission on December 18, 1996.

(1) Substantially identical agreements exist between Chrysler Corporation and Lithia Chrysler Plymouth Jeep Eagle, Inc., and between Chrysler Corporation and Lithia's Grants Pass Auto Mart, with respect to Jeep, Eagle, Dodge and Plymouth sales and service, and between Chrysler Corporation and Medford Dodge, and between Chrysler Corporation and Lithia DC, Inc. with respect to Dodge sales and service.
(2) A substantially identical agreement exists between the same parties with respect to Lincoln Sales and Services.
(3)  Substantially identical leases exist between Lithia Properties
     L.L.C. and (i) Lithia MTLM, Inc., relating to the properties located in Medford, Oregon at 360 E. Jackson St., 400 N. Central Ave., 325 E. Jackson St., 343-345 Apple St., 440-448 Front St., 3rd & Front St. and 344 Bartlett, 315 & 321 Apple St., and 401 E. 4th St., collectively at a lease rate of $33,728 per month; (ii) Lithia Auto Services, Inc. dba Lithia Body and Paint, relating to the properties in Medford, Oregon, located at 401 E. 4th St., 4th & Bartlett, 235 Bartlett, 220 N. Bartlett, and 275 E. 5th; and in Grants Pass, Oregon, at 1470 N.E. 7th, and 801 N. Riverside Ave., collectively at a lease rate of $17,439 per month; (iii) Lithia Rentals, Inc., dba Discount Auto and Truck Rental, relating to properties located in Medford, Oregon, at 971 Gilman Rd., and in Grants Pass, Oregon, at 1470 N.E. 7th, collectively at a lease rate of $962 per month; (iv) Lithia Dodge, L.L.C. and Lithia DM, Inc., relating to properties located in Medford, Oregon, at 322 E. 4th, 315 & 324 E. 5th St., 225, 319 & 323 E. 6th, Riverside & 4th, Riverside & 6th, and 129 N. Riverside, collectively at a lease rate of $53,490 per month;
     (v) LGPAC, Inc., relating to the property located in Grants Pass, Oregon, at 1421 N.E. 6th and 1470 N.E. 7th, collectively at a lease rate of $18,023 per month; (vi) Lithia SSO, Inc., relating to properties located in Medford, Oregon, at 400, 705-717 N. Riverside Ave., collectively at a lease rate of $16,364 per month; (vii) Lithia DM, Inc., relating to properties located at Medford, Oregon, at 324 E. 5th, 319 & 323 E. 6th St., 6th & Riverside, 129 N. Riverside, 4th & Riverside, 225 E. 6th, 315 E. 5th, 322 E. 4th, 201 N. Riverside, 309, 315, 333 and 329 N. Riverside, 334 & 346 Apple St. and 401 E. 4th, collectively at a lease rate of $30,557 per month; and (viii) Lithia Motors, Inc., relating to properties located in Medford, Oregon, at 360 E. Jackson, 325 E. Jackson, 345 E. Bartlett, and 401 E. 4th St., collectively at a lease rate of $5,309 per month.
(4) Substantially identical notes exist between the same parties in amounts of $2.0 million, $2.5 million, and $5.0 million.
(5) A substantially identical note exists between the same parties in the amount of $400,000.
(6) Substantially identical notes exist between the same parties in amounts of $750,000, and $1.0 million.
(7) A substantially identical note exists between Lithia Motors, Inc. and Manfred L. Heimann in the same amount
(8) A substantially identical agreement exists between Lithia Motors, Inc. and Manfred L. Heimann
(9) Substantially identical agreements exist between United States National Bank of Oregon and each of Lithia TLM, LLC, Lithia Dodge, L.L.C., Lithia's Grants Pass Auto Center, L.L.C., and Lithia Leasing, Inc.
(10) A substantially identical guarantee exists under which Lithia's Grants Pass Auto Center, L.L.C. is the Guarantor.
(11) A substantially identical guaranty exists under which Manfred L. Heimann is the Guarantor of Lithia Motors, Inc.
(12) A substantially identical agreement exists between Toyota Motor Sales, USA, Inc. and Lithia TKV, Inc.

REPORTS ON FORM 8-K

No reports on Form 8-K have been filed by the Registrant during the quarter ended December 31, 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 19, 1997                  LITHIA MOTORS, INC.


                                       By /s/ SIDNEY B. DEBOER
                                          ------------------------------
                                       Sidney B. DeBoer
                                       Chairman of the Board, President
                                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on March 19, 1997:

Signature                       Title
---------                       -----


/s/ SIDNEY B. DEBOER            Chairman of the Board, President
----------------------------    and Chief Executive Officer
Sidney B. DeBoer                (Principal Executive Officer)


/s/ BRIAN R. NEILL              Chief Financial Officer
----------------------------    (Principal Financial and Accounting Officer)
Brian R. Neill


/s/ M. L. DICK HEIMANN          Director, Executive Vice President and
----------------------------    Chief Operating Officer
M. L. Dick Heimann


/s/ R. BRADFORD GRAY            Director and Vice President, Acquisitions
----------------------------
R. Bradford Gray


/s/ THOMAS BECKER               Director
----------------------------
Thomas Becker


/s/ WILLIAM J. YOUNG            Director
----------------------------
William J. Young

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
Lithia Motors, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lithia Motors, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.






Portland, Oregon
February 19, 1997

                              LITHIA MOTORS, INC.
                               AND SUBSIDIARIES

                         Consolidated Balance Sheets

                         December 31, 1996 and 1995

                                (In thousands)




                 ASSETS                             1996      1995
                                                   -------  -------
Current assets:
     Cash and cash equivalents                     $15,413    9,706
     Trade receivables                               2,260    1,744
     Other receivables, current portion                414      267
     Receivable from related parties                   308      -
     Inventories                                    28,152   17,700
     Vehicles leased to others, current portion        524      727
     Prepaid expenses and other current assets         372      273
     Deferred tax assets                             1,646      -
                                                   -------  -------
          Total current assets                      49,089   30,417
                                                   -------  -------
Property, plant and equipment, net                   4,616    3,234
Vehicles leased to others, less current portion      4,500    4,599

Other assets:
     Other receivables, less current portion           377      456
     Other noncurrent assets                         1,071      872
     Goodwill, net                                   4,101      -
                                                   -------  -------
                                                     5,549    1,328
                                                   -------  -------
                                                   $63,754   39,578
                                                   -------  -------
                                                   -------  -------


See accompanying notes to consolidated financial statements.

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS' EQUITY         1996     1995
                                                               -------  -------
Current liabilities:
     Notes payable                                             $   500      625
     Flooring notes payable                                     19,645   19,590
     Current maturities of long-term debt                        1,855    2,085
     Trade payables                                              2,434    1,455
     Accrued liabilities                                         2,482    1,280
     Payable to related parties                                  1,952      356
                                                               -------  -------
          Total current liabilities                             28,868   25,391

Long-term debt, less current maturities                          6,160   10,743
Deferred revenue                                                 3,250    1,782
Other long-term liabilities                                       -          62
Deferred tax liability                                             740     -
                                                               -------  -------
          Total liabilities                                     39,018   37,978
                                                               -------  -------
Commitments and contingencies

Minority interest                                                 -         749

Shareholders' equity:
     Preferred stock - no par value; authorized 15,000 shares;
       issued and outstanding none at December 31, 1996
       and 1995                                                   -        -
     Class A common stock - no par value; authorized
       100,000 shares; issued and outstanding 2,500 at
       December 31, 1996 and none at December 31, 1995          24,172     -
     Class B common stock - no par value; authorized
       25,000 shares; issued and outstanding 4,110 at
       December 31, 1996 and 1995                                  511      801
     Retained earnings                                              53       50
                                                               -------  -------
          Total shareholders' equity                            24,736      851
                                                               -------  -------
                                                               $63,754   39,578
                                                               -------  -------
                                                               -------  -------

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

                   Years ended December 31, 1996, 1995 and 1994

                      (In thousands, except per share data)

                                                          Years ended December 31,
                                                       ------------------------------
                                                         1996       1995      1994
                                                       --------   --------   --------
Sales:
     Vehicle                                           $123,703     97,338     93,535
     Service, body, parts and other                      19,141     16,858     15,888
                                                       --------   --------   --------
          Net sales                                     142,844    114,196    109,423
                                                       --------   --------   --------
Cost of sales:
     Vehicle                                            109,082     81,786     81,141
     Service, body, parts and other                       9,565     11,346      9,183
                                                       --------   --------   --------
          Cost of sales                                 118,647     93,132     90,324
                                                       --------   --------   --------
          Gross profit                                   24,197     21,064     19,099

Selling, general and administrative                      20,277     16,735     15,174
                                                       --------   --------   --------
          Operating income                                3,920      4,329      3,925
                                                       --------   --------   --------
Other income (expense):
     Equity in income of affiliate                           44         67         55
     Interest income                                        193        179         99
     Interest expense                                    (1,353)    (1,390)      (954)
     Other, net                                           1,112        968        847
                                                       --------   --------   --------
                                                             (4)      (176)        47
                                                       --------   --------   --------
          Income before minority interest
             and income tax benefit                       3,916      4,153      3,972

Minority interest                                          (687)      (778)      (458)
                                                       --------   --------   --------
          Net income before income tax benefit            3,229      3,375      3,514

Income tax benefit                                          813       -          -
                                                       --------   --------   --------
          Net income                                     $4,042      3,375      3,514
                                                       --------   --------   --------
                                                       --------   --------   --------
Net income per share                                      $0.81
                                                       --------
                                                       --------
Pro forma net income data (unaudited):
     Income before income taxes and minority
        interest, as reported                            $3,916      4,153      3,972
     Pro forma income taxes                              (1,521)    (1,598)    (1,521)
                                                       --------   --------   --------
     Pro forma net income before minority interest        2,395      2,555      2,451

     Pro forma minority interest                           (421)      (479)      (283)
                                                       --------   --------   --------
     Pro forma net income                                $1,974      2,076      2,168
                                                       --------   --------   --------
                                                       --------   --------   --------
     Pro forma net income per share                       $0.40       0.42
                                                       --------   --------
                                                       --------   --------
Shares used in computing per share amounts                4,973      4,893

See accompanying notes to consolidated financial statements.

                              LITHIA MOTORS, INC.
                               AND SUBSIDIARIES

          Consolidated Statements of Changes in Shareholders' Equity

                 Years ended December 31, 1996, 1995 and 1994

                                (In thousands)

                                                          Common stock
                                              ------------------------------------
                                                   Class A            Class B
                                              ----------------    ----------------    Retained
                                              Shares     Amount     Shares    Amount    earnings   Total
                                              ------    --------    ------    ------    --------  -------
Balance, December 31, 1993                       -      $   -       2,492     $ 824          360    1,184

Net income                                       -          -         -         -          3,514    3,514
Issuance of Class B common stock                 -          -         743        70         -          70
Cancellation of Class B common stock             -          -        (218)     (143)         143      -
Dividends                                        -          -         -         -         (1,965)  (1,965)
                                              ------    --------    ------    ------    --------  -------
Balance, December 31, 1994                       -          -       3,017       751        2,052    2,803

Net income                                       -          -         -         -          3,375    3,375
Issuance of Class B common stock                 -          -       1,093        50         -          50
Dividends                                        -          -         -         -         (5,377)  (5,377)
                                              ------    --------    ------    ------    --------  -------
Balance, December 31, 1995                       -          -       4,110       801           50      851

Net income                                       -          -         -         -          4,042    4,042
Dividends                                        -          -         -         -         (4,460)  (4,460)
Contribution of minority interest to Class B
     common stock pursuant to restructuring      -          -         -         131         -         131
Restructuring in connection with initial
     public offering                             -          -         -        (421)         421     -
Issuance of Class A common stock, net
     of offering expenses of $3,328            2,500      24,172      -         -           -      24,172
                                              ------    --------    ------    ------    --------  -------
Balance, December 31, 1996                     2,500     $24,172    4,110      $511           53   24,736
                                              ------    --------    ------    ------    --------  -------
                                              ------    --------    ------    ------    --------  -------

See accompanying notes to consolidated financial statements.

                              LITHIA MOTORS, INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1996, 1995 and 1994

                               (In thousands)


                                                                          Year ended December 31,
                                                                         1996      1995      1994
                                                                        -------  -------   -------
Cash flows from operating activities:
     Net income                                                         $ 4,042    3,375     3,514
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
          Depreciation and amortization                                   1,756    1,907     1,954
          Gain on sale of assets                                           (239)    (305)     (146)
          Deferred income taxes                                            (906)     -         -
          Minority interest in income                                       687      778       458
          Equity in income of affiliate                                     (44)     (67)      (55)
          Changes in operating assets and liabilities:
             Trade and installment contract receivables                    (852)    (692)    1,659
             Inventories                                                 (6,807)   1,432    (2,085)
             Prepaid and other current assets                               (19)      30      (116)
             Other noncurrent assets                                       (196)    (277)      (20)
             Trade payables                                                 979      609    (1,793)
             Accrued liabilities                                            797      306     1,002
             Other liabilities                                            3,095      677       358
          Proceeds from sale of vehicles leased to others                 5,760    4,757     5,239
          Expenditures for vehicles leased to others                     (6,537)  (6,308)   (6,764)
                                                                        -------  -------   -------
               Net cash provided by (used in) operating activities        1,516    6,222     3,205
                                                                        -------  -------   -------
Cash flows from investing activities:
     Notes receivable issued                                               (540)    (190)     (142)
     Principal payments received on notes receivable                        500       83       309
     Proceeds from sale of assets                                           765       10         3
     Capital expenditures                                                  (395)    (524)     (164)
     Acquisitions                                                        (6,937)     -         -
                                                                        -------  -------   -------
               Net cash provided by (used in) investing activities       (6,607)    (621)        6
                                                                        -------  -------   -------
Cash flows from financing activities:
     Net borrowings (repayments) on notes payable                          (625)     235    (2,312)
     Net borrowings (repayments) on flooring notes payable               (3,283)  (1,628)    2,170
     Principal payments on long-term debt                               (25,336)  (8,070)   (9,084)
     Proceeds from issuance of long-term debt                            21,635   12,529    11,300
     Proceeds from issuance of common stock and minority interest        24,172       50       (73)
     Proceeds from minority interest share receivable                       676      142       144
     Dividends and distributions                                         (6,441)  (6,105)   (2,263)
                                                                        -------  -------   -------
               Net cash provided by (used in) financing activities       10,798   (2,847)     (118)
                                                                        -------  -------   -------
               Net increase in cash and cash equivalents                  5,707    2,754     3,093

Cash and cash equivalents at beginning of period                          9,706    6,952     3,859
                                                                        -------  -------   -------
Cash and cash equivalents at end of period                              $15,413    9,706     6,952
                                                                        -------  -------   -------
                                                                        -------  -------   -------
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                          $  1,823    1,828     1,335
                                                                        -------  -------   -------
                                                                        -------  -------   -------
Supplemental schedule of noncash investing and financing activities:
     Cancellation of common stock                                      $   -         -         143
     Issuance of notes receivable - minority interest                      -         678       -
     Debt extinguishment upon transfer of property                        1,112      -         -
     Contribution of minority interest in S Corporation
        earnings upon Restructuring to Class B common stock                 131      -         -
     Contribution of excess S Corporation retained earnings
        upon Restructuring to Class B common stock                          421      -         -
                                                                        -------  -------   -------
                                                                        -------  -------   -------

See accompanying notes to consolidated financial statements.

                              LITHIA MOTORS, INC.
                               AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                (In thousands)




(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) ORGANIZATION AND BUSINESS

     Lithia Motors, Inc. and subsidiaries (the Company) operates in Medford, Eugene and Grants Pass, Oregon and Vacaville, California. The Company serves customers located principally in southern Oregon and northern California. The Company offers a broad range of products and services including a wide selection of new and used cars and light trucks, vehicle financing and insurance and replacement parts and service. At its eight locations, the Company offers, collectively, sixteen makes of new vehicles including Chrysler, Toyota, Plymouth, Dodge, Jeep/Eagle, Honda, Saturn, Mazda, Pontiac, Lincoln, Mercury, Isuzu, Suzuki, Kia and Volkswagen.

   (b) PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements reflect the results of operations, the financial position, and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly-owned subsidiaries. All significant intercompany accounts and transactions, consisting principally of intercompany sales, have been eliminated upon consolidation.

     The financial results presented for periods prior to the Restructuring (see note 13) have been restated to reflect the consolidated results of operations, financial position and cash flows of the Company's dealerships and those of its affiliated entities under common control whose operations were combined under the Restructuring, using "as if" pooling of interest basis of accounting.

     Lithia TLM LLC, Lithia Dodge LLC and Lithia Grants Pass Auto Center LLC were limited liability corporations majority owned by Lithia Motors, Inc. The 20%, 25% and 25% minority interests in Lithia TLM LLC, Lithia Dodge LLC and Lithia Grants Pass Auto Center LLC, respectively, have been recorded in the accompanying financial statements to the date of Restructuring.


                                                        (Continued)

                              LITHIA MOTORS, INC.
                               AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                (In thousands)




   (c) CASH AND CASH EQUIVALENTS

     For purposes of reporting cash flows, the Company considers contracts in transit and all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

   (d) INVENTORIES

     New vehicle, used vehicle and parts and accessories inventories are stated at the lower of cost or market. Cost is determined by using the last-in, first-out (LIFO) method.

   (e) PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and being depreciated over their estimated useful lives, principally on the straight-line basis. The range of estimated useful lives are as follows:

          Building and improvements                      40 years
          Service equipment                         5 to 10 years
          Furniture, signs and fixtures             5 to 10 years

     The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant renewals and betterments are capitalized. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the account, and any gain or loss is credited or charged to income.

   (f) INVESTMENT IN AFFILIATE

     The Company has a 20% interest in Lithia Properties, LLC, of which the other members are Sidney DeBoer (35%), M.L. Dick Heimann (30%) and three of Mr. DeBoer's children (5% each). The investment is accounted for using the equity method, with a carrying value of $571 and $491 at December 31, 1996 and 1995, respectively.


                                                         (Continued)

                             LITHIA MOTORS, INC.
                              AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

                               (In thousands)




   (g) INCOME TAXES

     Prior to the Offering (see note 13), the Company was an S Corporation for federal and state income tax reporting purposes. Federal and state income taxes on the income of an S Corporation were payable by the individual stockholders rather than the corporation.

     The Company's S Corporation status terminated immediately prior to the effectiveness of the initial public offering of its common stock. At that time the Company established a net deferred tax asset and recorded an accompanying credit to income tax expense. The accompanying statements of operations for the years ended December 31, 1996, 1995 and 1994, reflect provisions for income taxes on an unaudited pro forma basis, using the asset and liability method, as if the Company had been a C Corporation, fully subject to federal and state income taxes for the entire year.

     Under the asset and liability method, deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred income tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

   (h) ENVIRONMENTAL LIABILITIES AND EXPENDITURES

     Accruals for environmental matters, if any, are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted.

     In general, costs related to environmental remediation are charged to expense. Environmental costs are capitalized if the costs increase the value of the property and/or mitigate or prevent contamination from future operations.


                                                         (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




    (i) COMPUTATION OF PER SHARE AMOUNTS

     Net income per share is computed using the weighted average number of shares of common stock outstanding and common equivalent shares from stock options outstanding using the treasury stock method. In accordance with certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the offering date as if they were outstanding for all periods presented using the treasury stock method. In addition, the calculation includes shares deemed issued to fund
     S Corporation distributions.

    (j) FINANCIAL INSTRUMENTS

     The carrying amount of cash equivalents, trade receivables, trade payable, accrued liabilities and short term borrowing approximate fair value because of the short-term nature of these instruments. The fair value of long-term debt was estimated by discounting the future cash flows using market interest rates and does not differ significantly from that reflected in the financial statements.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

   (k) ADVERTISING

     The Company expenses production and other costs of advertising as incurred. Advertising expense was $1,297, $1,136, and $946 for the years ended December 31, 1996, 1995 and 1994, respectively.


                                                         (Continued)

                              LITHIA MOTORS, INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                                (In thousands)




    (l) INTANGIBLE ASSETS AND GOODWILL

     Intangible assets of $199 and $-0-, net of accumulated amortization of $23 and $-0-, at December 31, 1996 and 1995, respectively, represents a non-compete agreement being amortized on a straight-line basis over 5 years. This intangible asset is included in other noncurrent assets and is evaluated for impairment each period by determining its net realizable value.

     Goodwill, which represents the excess purchase price over fair value of net assets acquired, is amortized on the straight-line basis over the expected period to be benefited of forty years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

  (m) CONCENTRATIONS OF CREDIT RISK

     Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The Company generally limits its exposure to credit risk from balances on deposit in financial institutions in excess of the FDIC-insured limit.

   (n) USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.


                                                            (Continued)

                              LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                    Notes to Consolidated Financial Statements

                                (In thousands)




   (o) REVENUE RECOGNITION

     Revenue from service contract insurance sold by the Company is recorded as deferred revenue upon initial receipt and recognized as income on a prorated basis over the term of the policy. Finance fees represent revenue earned by the Company for notes placed with financial institutions in connection with customer vehicle financing. Finance fees are recognized in income upon acceptance of the credit by the financial institution. Insurance income represents commissions earned on credit life, accident and disability insurance sold in connection with the vehicle on behalf of third-party insurance companies. Insurance commissions are recognized in income upon customer acceptance of the insurance terms as evidenced by contract execution. Finance fees and insurance commissions, net of chargebacks, are classified as other operating revenue in the accompanying consolidated statement of operations.

     Revenue from the sale of cars is recognized upon delivery, when the sales contract is signed and down payment has been received. Fleet sales of vehicles whereby the Company does not take title are shown on a net basis in other revenue.

   (p) MAJOR SUPPLIER AND DEALER AGREEMENT

     The Company purchases substantially all of its new vehicles and inventory from various manufacturers at the prevailing prices charged by the automaker to all franchised dealers. The Company's overall sales could be impacted by the automaker's inability or unwillingness to supply the dealership with an adequate supply of popular models.

     The Company enters into agreements (Dealer Agreements) with the manufacturer. The Dealer Agreement generally limits the location of the dealership and retains automaker approval rights over changes in dealership management and ownership. The automaker is also entitled to terminate the agreement if the dealership is in material breach of the terms.

     The Company's ability to expand operations depends, in part, on obtaining consents of the manufacturer to the acquisition of additional dealerships.


   (q) RECLASSIFICATIONS

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1996 presentation.


                                                         (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




(2) INVENTORIES AND RELATED NOTES PAYABLE

     The new and used vehicle inventory, collateralizing related notes payable, and other inventory were as follows:

                                                       December 31
                                         ---------------------------------------
                                                 1996                1995
                                         -------------------  ------------------
                                         Inventory    Notes   Inventory   Notes
                                           cost      payable    cost     payable
                                         ---------   -------  ---------  -------
          New and demonstrator vehicles    $19,402    19,645     13,972   15,346
          Used vehicles                     12,199      -         7,532    4,244
          Parts and accessories              1,761      -         1,092     -
                                         ---------   -------  ---------  -------
          Inventories at FIFO               33,362    19,645     22,596   19,590

          Less LIFO reserve for new
             and used vehicles and
             parts inventories               5,210      -         4,896    -
                                         ---------   -------  ---------  -------
          Inventories at LIFO              $28,152    19,645     17,700   19,590
                                         ---------   -------  ---------  -------
                                         ---------   -------  ---------  -------

     If the first-in, first-out (FIFO) method of inventory accounting were used by the Company, net income would have been higher (lower) by $314, $(426) and $615 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Flooring notes payable consist of 8.25% to 8.75% flooring notes from a bank secured by new and used vehicles. The flooring arrangements permit the Company to borrow up to $27,900 in 1996 and $21,900 in 1995, restricted by new and used vehicle levels. The notes are due within 5 days of the vehicle being sold or after the vehicle has been in inventory for 1 year for new vehicles, 6 months for program vehicles, and on a revolving basis for used vehicles.


                                                       (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




(3) PROPERTY, PLANT AND EQUIPMENT

                                                   December 31
                                               -----------------
                                                1996        1995
                                               ------      -----
          Buildings and improvements           $1,131      1,445
          Service equipment                     1,641      1,431
          Furniture, signs and fixtures         2,545      1,607
                                               ------      -----
                                                5,317      4,483

          Less accumulated depreciation         2,073      1,840
                                               ------      -----
                                                3,241      2,643

          Land                                  1,272        591
          Construction in progress                100        -
                                               ------      -----
                                               $4,616      3,234
                                               ------      -----
                                               ------      -----

(4) VEHICLES LEASED TO OTHERS AND RELATED LEASE RECEIVABLES

                                                  December 31
                                               -----------------
                                                1996        1995
                                               ------      -----
          Vehicles leased to others            $6,378      6,678
          Less accumulated depreciation        (1,354)    (1,352)
                                               ------      -----
                                                5,024      5,326

               Less current portion, net          524        727
                                               ------      -----
                                               $4,500      4,599
                                               ------      -----
                                               ------      -----

     Vehicles leased to others are stated at cost and depreciated over their estimated useful lives (5 years) on a straight-line basis. Lease receivables result from customer, employee and fleet leases of vehicles under agreements which qualify as operating leases. Leases are cancelable at the option of the lessee after providing 30 days written notice.


                                                         (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




(5) NOTES PAYABLE

     Notes payable consist of a 9.0% credit line with a bank for the in-house financing of vehicle sales and leases. The Company may borrow up to $1,000 or 75% of the total in-house vehicle receivables under 60 days past due.
     No amounts were outstanding as of December 31, 1996.

     The Company incurred a $500 8.5% note payable in connection with the acquisition of Roberts Dodge, Inc. in Eugene, Oregon. The note became due and payable upon the consummation of the Restructuring and Offering.

(6) LINES OF CREDIT

     The Company has a $7.5 million line of credit to finance the purchase of vehicles used in the Company's fleet leasing and automobile rental businesses. The borrowings under this line of credit, $5,196 at December 31, 1996, are secured by the leased vehicles and bear interest at prime plus .25% to 1.5% (8.5% to 9.75% at December 31, 1996).

     The Company has a $6.0 million line of credit to finance acquisitions which bears interest at prime plus .75% and secured by the Company's inventory, receivables, equipment and real property. During the first year in which the line is used, interest only is payable monthly. After the first year, monthly payments are based on a ten-year amortization, with final payment due five years from the first draw. As of December 31, 1996, no borrowings were outstanding under this line.

     An additional line of credit of $2.15 million is available for the purchase of equipment, $1.4 million of which is available for the purchase of equipment associated with acquisitions. The borrowings under this line of credit, $126 at December 31, 1996, are secured by the equipment and bear interest at prime plus 0.5% (8.75% at December 31, 1996). The borrowings are payable in monthly installments, maturing at various dates through 2000.


                                                        (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




(7) LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                             December 31
                                                                          -----------------
                                                                           1996       1995
                                                                          -------    ------
          Notes payable to officer and director, interest at prime
             plus 0.5%; due in ten equal annual installments
             beginning one year and ten days subsequent to demand
             by the note holder                                           $   -      3,865
          Notes payable to related parties other than officer and
             director, interest at prime plus or minus 0.5%; due in
             ten equal annual installments beginning at various times
             subsequent to demand by the note holder                          -      1,234
          Notes payable in monthly installments, including interest
             at 8.75%; maturing at various dates through 2000;
             secured by equipment                                           1,019    1,404
          Notes payable in monthly installments, including interest
             at prime plus .25% to 1.5% (8.5% to 9.75% at
             December 31, 1996); maturing at various dates
             through 2000; secured by vehicles leased to others             5,196    5,466
          Mortgages payable in monthly installments of $105, including interest at 7.5% to 12%; maturing at various dates
             through 2013; secured by land and buildings                      -        858
          Notes payable in monthly installments of $14, including
             interest at 8.27%, maturing December 2008; secured
             by land and buildings                                          1,800     -
          Other                                                               -          1
                                                                          -------    ------
                                                                            8,015   12,828

          Less current maturities                                           1,855    2,085
                                                                          -------    ------
                                                                           $6,160   10,743
                                                                          -------    ------
                                                                          -------    ------

                                                             (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




     The schedule of future principal payments on long-term debt after December 31, 1996 is as follows:

          Year ending December 31:
             1997                                          $1,855
             1998                                           3,877
             1999                                             388
             2000                                             142
             2001                                              88
             2002 and thereafter                            1,665
                                                           ------
                                                           $8,015
                                                           ------

(8) MINORITY INTEREST

     At December 31, 1995, the Company held notes receivable of $678, from minority owners of the Company. These notes were secured by the minority owners' interest in the Company and bore interest at .5% over prime rate. The notes receivable were presented as a reduction to minority interest. In connection with the Restructuring and Offering, the notes receivable were paid by the minority interest shareholders.

(9) SHAREHOLDERS' EQUITY

     The shares of Class A common stock are not convertible into any other series or class of the Company's securities. However, each share of Class B common stock is freely convertible into one share of Class A common stock at the option of the holder of the Class B common stock. All shares of Class B common stock shall automatically convert to shares of Class A common stock (on a share-for-share basis, subject to the adjustments) on the earliest record date for an annual meeting of the Company shareholders on which the number of shares of Class B common stock outstanding is less than 1% of the total number of shares of common stock outstanding. Shares of Class B common stock may not be transferred to third parties, except for transfers to certain family members and in other limited circumstances.

     Holders of Class A common stock are entitled to one vote for each share held of record, and holders of Class B common stock are entitled to ten votes for each share held of record. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of shareholders.


                                                         (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




(10) INCOME TAXES

     At the date of the Restructuring, the Company terminated its S Corporation election and is now taxed as a C Corporation. Income taxes on the Company's earnings from the date of the Restructuring to December 31, 1996 is as follows:

       Current:
          Federal                                          $(77)
          State                                             (16)
                                                           ----
                    Total current income tax expense        (93)

       Deferred:
          Federal                                           750
          State                                             156
                                                           ----
                    Total deferred income tax benefit       906
                                                           ----
                    Total income tax benefit               $813
                                                           ----
                                                           ----

     The significant components of deferred income tax benefit for the year ended December 31, 1996 are as follows:

          Deferred tax expense (exclusive of the effects
             of other components listed below)                          $ -
          Adjustment to deferred tax assets and liabilities
             for conversion from S Corporation to C Corporation
             status                                                      906
                                                                        ----
                                                                        $906
                                                                        ----
                                                                        ----


                                                           (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and liability as of December 31, 1996, are presented below:

          Deferred tax assets:
             Allowance and accruals                      $  277
             Deferred revenue                             1,244
                                                         ------
                    Total deferred tax assets             1,521

          Deferred tax liability:
             Property and equipment, principally
               due to differences in depreciation          (615)
                                                         ------
                    Net deferred tax assets              $  906
                                                         ------
                                                         ------

     The unaudited pro forma provision for income taxes reflects the income tax expense that would have been reported if the Company had been subject to Federal and state income taxes as a C Corporation for the entire year and for all periods presented. The components of unaudited pro forma income taxes are as follows:

                                              Year ended
                                              December 31
                                        -------------------------
                                         1996     1995      1994
                                        ------   ------    ------
      Pro forma income taxes:
          Current:
               Federal                  $1,860    1,487     1,292
               State                       387      309       269
                                        ------   ------    ------
                  Total current          2,247    1,796     1,561
                                        ------   ------    ------
          Deferred:
               Federal                    (601)    (164)      (33)
               State                      (125)     (34)       (7)
                                        ------   ------    ------
                  Total deferred          (726)    (198)      (40)
                                        ------   ------    ------
                  Total pro forma
                    income taxes        $1,521    1,598     1,521
                                        ------   ------    ------
                                        ------   ------    ------


                                                           (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




     The following tabulation reconciles the expected corporate federal income tax expense (computed by multiplying the Company's income before minority interest by 34%) to the Company's unaudited pro forma income tax expense:

                                               Year ended
                                               December 31
                                        -------------------------
                                         1996     1995      1994
                                        ------   ------    ------
          Expected pro forma income
             tax expense                $1,331    1,412     1,350
          State income taxes, net of
             federal tax effect            171      181       173
          Other, net                        19        5        (2)
                                        ------   ------    ------
                                        $1,521    1,598     1,521
                                        ------   ------    ------
                                        ------   ------    ------

     The Company intends to change its tax basis method of valuing inventories from the LIFO method to the FIFO and specific identification methods in 1997. The balance of the LIFO reserve as of December 31, 1996 will be amortized into taxable income over a two to six year period, thereby increasing current taxes payable. This amortization will create a corresponding reduction in the deferred tax liability related to inventory and will not impact the Company's effective tax rate.

(11) COMMITMENTS AND CONTINGENCIES

   (a) RECOURSE PAPER

     The Company is contingently liable to banks for recourse paper from the financing of vehicle sales. The contingent liability at December 31, 1996, 1995 and 1994 was approximately $88, $206 and $77, respectively.

   (b) OPERATING LEASES

     Substantially all of the Company's operations are conducted in leased facilities under noncancelable operating leases. These leases expire at various dates through 2012. Beginning in 1998, certain lease commitments are subject to escalation clauses of an amount equal to the cost of living based on the "Consumer Price Index - U.S. Cities Average - All stems for all Urban Consumers" published by the U.S. Department of Labor.


                                                         (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




     The minimum rental commitments under operating leases after December 31, 1996 are as follows:

           Year ending December 31:
               1997                                       $ 2,253
               1998                                         2,253
               1999                                         2,251
               2000                                         2,229
               2001                                         1,882
               2002 and thereafter                         17,471
                                                          -------
                                                          $28,339
                                                          -------
                                                          -------

     Rental expense for all operating leases was $2,353 $1,993 and $1,888 for the years ended December 31, 1996, 1995 and 1994, respectively.

   (c) LITIGATION

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(12) PROFIT SHARING PLAN

     The Company has a defined contribution plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of the Board of Directors of Lithia Motors, Inc. Contributions of $100, $84 and $100 were recognized for the years ended December 31, 1996, 1995 and 1994, respectively. Employees may contribute to the plan under certain circumstances.


                                                          (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




(13) RESTRUCTURING AND OFFERING

     On December 18, 1996, the Company offered 2,500 shares of its Class A common stock to the public (the Offering). Prior to the public stock offering, the Company consummated a restructuring (the Restructuring) which resulted in each of the Company's dealerships and operating divisions becoming direct or indirect wholly-owned subsidiaries of the Company with Lithia Holding Company, LLC owning all the outstanding Class B common stock of the Company. All shareholders prior to the Restructuring exchanged their interests in the Company and its affiliated entities for shares of Lithia Holding Company, LLC with the exception of (i) one shareholder who exchanged his interest in one entity for cancellation of a note due to Lithia TLM, LLC and cash and (ii) Lithia TKV, Inc. whose stock was purchased by the Company from the Company's principals subsequent to the public stock offering.

(14) STOCK INCENTIVE PLAN

     In April 1996, the Board of Directors (the Board) and the Company's shareholders adopted the Company's 1996 Stock Incentive Plan (the Plan), which provides for the granting of incentive and nonqualified stock options to officers, key employees, and non-employee consultants of the Company and its subsidiaries. The Plan is administered by the Board or by a Compensation Committee of the Board and permits accelerated vesting of outstanding options upon the occurrence of certain changes in control of the Company.

     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), which defines a fair value based method of accounting for an employee stock option and similar equity instrument. As permitted under SFAS 123, the Company has elected to continue to account for its stock-based compensation plan under Accounting Principal Board Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related interpretations. Accordingly, no compensation expense has been recognized for the Plan. The Company has computed, for pro forma disclosure purposes, the value of options granted under the Plan, using the Black-Scholes option pricing model as prescribed by SFAS 123, using the weighted average assumptions for grants as follows: a risk free interest rate of 6.5%, an expected divided yield of 0%, expected lives of 6.5 years, and expected volatility of 60%.


                                                         (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




     Using the Black-Scholes methodology, the total value of options granted during 1996 was $709, which would be amortized on a pro forma basis over the vesting period of the options. The weighted average fair value of options granted during 1996 was $1.62 per share. If the Company had accounted for its stock-based compensation plan in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

                                                   1996
                                            -----------------
                                               As        Pro
                                            reported    forma
                                            --------    -----
          Net income                          $4,042    3,612
                                            --------    -----
                                            --------    -----
          Net income per share                 $0.81     0.73
                                            --------    -----
                                            --------    -----

     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to January 1, 1995, and additional awards are anticipated in future years.

     Options become exercisable over a period of up to ten years from the date of grant as determined by the Board, at prices generally not less than the fair market value at the date of grant. At December 31, 1996, options for 167 shares were exercisable, with a weighted average exercise price of $3.27. 685 shares were reserved for issuance and 246 shares were available for future grant.

     The following table summarizes stock options outstanding at December 31, 1996:

                                                              Weighted -
                                                               average
                                                      Shares    price
                                                      ------    -----
          Outstanding options at December 31, 1995       -      $ -

          Granted                                        439     3.11
          Exercised                                      -        -
          Canceled                                       -        -
                                                      ------    -----
          Outstanding options at December 31, 1996       439    $3.11
                                                      ------    -----
                                                      ------    -----

     At December 31, 1996, the weighted average remaining contractual life of outstanding options was 6.3 years.


                                                          (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




(15) RELATED PARTY TRANSACTIONS

     Substantially all of the real property on which the Company's business is located is owned by Lithia Properties, LLC. The Company, leases its facilities under various lease agreements from Lithia Properties, LLC
     (note 11). Recorded in other current assets are deposits relating to these operating leases of $-0- and $175 as of December 31, 1996 and 1995, respectively. Selling, general and administrative expense includes rental expense of $2,132, $1,929 and $1,808 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company provides management services to Lithia Properties, LLC. Other income includes management fees of $408, $288 and $288 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The Company has notes payable included in long-term debt of $-0- and $3,865 as of December 31, 1996 and 1995, respectively, to certain officers and directors. These notes accrue interest at 9% and are due in ten equal annual installments beginning one year and ten days subsequent to demand by the noteholder.

     The Company has guaranteed certain indebtedness of Lithia Properties, LLC incurred in connection with purchases of real property which secures the loan. This indebtedness amounts to approximately $13,000.

     The Company and Lithia Properties, LLC share a "pooled" cash account in the Company's name. At December 31, 1996 and 1995, amounts due to Lithia Properties, LLC related to this arrangement amounted to $1,703 and $356, respectively, and are included in payable to related parties. Also included in payable to related parties at December 31, 1996 is $249 due to former S Corporation minority interest shareholders for distributions of their investment in the Company prior to the Restructuring.

     Receivable from related parties at December 31, 1996 represents amounts due to the Company for overpayments on distributions to shareholders in connection with the Restructuring.


                                                          (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




(16) ACQUISITIONS

     During the fourth quarter of 1996, the Company acquired two new and used car dealerships, Roberts Dodge, Inc. and Melody Vacaville, Inc., now Lithia TKV and Lithia DE, respectively. For each acquisition, the Company acquired certain assets, set forth below each of which was accounted for as a purchase. Accordingly, the consolidated statement of operations include the operating results from the date of purchase.

                                                       Roberts     Melody
                                                        Dodge,    Vacaville,
                                                         Inc.        Inc.
                                                       -------    ----------
          Assets acquired                               $6,233         3,309
          Goodwill                                       1,900         2,201
          Less liabilities assumed or incurred          (3,390)       (2,816)
                                                       -------    ----------

                Total consideration                    $ 4,743         2,694
                                                       -------    ----------
                                                       -------    ----------

     The pro forma results shown below reflect accounting adjustments assuming the acquisitions described above occurred as of the beginning of each of the periods presented:

                                                         1996       1995
                                                       --------   -------
                                                           (Unaudited)
          Revenues                                     $208,236   173,900
          Net income                                      2,704     1,435
          Net income per share                             0.54      0.29

     The pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.


                                                        (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




(17) OTHER INCOME

                                                      December 31
                                               ------------------------
                                                1996     1995     1994
                                               ------   ------   ------
     Management fees                             $477      288      288
     Hail damage settlement                       206       -        -
     Lawsuit settlement                           -        160       -
     Miscellaneous, net                           429      520      559
                                               ------   ------   ------
     Other income, net                         $1,112      968      847
                                               ------   ------   ------
                                               ------   ------   ------

(18) SUBSEQUENT EVENTS

   (a) EXERCISE OF OVER-ALLOTMENT OPTIONS

     On January 20, 1997, the underwriters for the Company's initial public offering exercised an option to purchase 375 shares of Class A common stock to cover over-allotments. Gross proceeds to the Company was approximately $4,125.

   (b) PENDING ACQUISITIONS

     The Company has signed definitive agreements to purchase two dealerships described below. These purchases are subject to normal closing conditions and the approval of the change in ownership by the manufacturers. The Company will account for these acquisitions as purchases and consolidate the respective results of operations from the date of consummation of the purchase.


                                                          (Continued)

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (In thousands)




     The Company has agreed to acquire the assets of Magnussen-Barbee Ford, Lincoln-Mercury, including the new and used vehicles, in a cash and debt transaction valued at $6.9 million. The dealership's sales facility and real estate will be leased. Closing is expected to occur in the second quarter of 1997.

     The Company has agreed to pay $2.25 million plus the fair value of the operating assets to acquire Magnussen Dodge, a Dodge and Isuzu dealer in Concord, California. The dealership's sales facilities and real estate will be leased. Closing is expected to occur in the second quarter of 1997.