Form 10-Q
period 1997-03-31
LITHIA MOTORS INC
filed 1997-05-13
CIK 1023128

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                               ---------------

                                  FORM 10-Q

                               ---------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the transition period from ____ to ____

                      Commission file number: 000-21789

                               ---------------

                              LITHIA MOTORS, INC.
            (Exact name of registrant as specified in its charter)

           OREGON                                        93-0572810
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 360 E. JACKSON STREET, MEDFORD, OREGON                    97501
(Address of principal executive offices)                 (Zip Code)

          Registrant's telephone number, including area code:  541-776-6899

                               ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X            No
   ------            ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common stock without par value                      2,895,550
Class B Common stock without par value                      4,110,000
            (Class)                                (Outstanding at May 9, 1997)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             LITHIA MOTORS, INC.
                                  FORM 10-Q
                                    INDEX


PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----
Item 1.  Financial Statements

         Consolidated Balance Sheets -March 31, 1997 and
         December 31, 1996                                                  2

         Consolidated Statements of Operations - Three Months
         Ended March 31, 1997 and 1996                                      3

         Consolidated Statements of Cash Flows - Three Months
         Ended March 31, 1997 and 1996                                      4

         Notes to Consolidated Financial Statements                         5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  12

Signatures                                                                 13

                       PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        LITHIA MOTORS, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                                  (In thousands)
                                   (Unaudited)

                                                      March 31,    December 31,
                                                        1997         1996 (1)
                                                      ---------    ------------
ASSETS
Current Assets:
    Cash and cash equivalents                         $  13,528     $  15,413
    Trade receivables                                     3,200         2,260
    Notes receivable, current portion                       430           414
    Notes receivable - related party                          -           308
    Inventories, net                                     39,100        33,362
    Vehicles leased to others, current portion              414           524
    Prepaid expenses and other                              521           372
    Deferred income taxes                                 1,444         1,646
                                                      ---------     ---------
        Total Current Assets                             58,637        54,299

Property and Equipment, net of accumulated
  depreciation of $3,481 and $2,073                       8,258         4,616
Vehicles Leased to Others, less current portion           4,629         4,500
Notes Receivable, less current portion                      406           377
Goodwill, net of accumulated amortization of
  $58 and $23                                             4,241         4,101
Other Non-Current Assets                                  1,403         1,071
                                                      ---------     ---------
        Total Assets                                  $  77,574     $  68,964
                                                      ---------     ---------
                                                      ---------     ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                     $       -     $     500
    Flooring notes payable                               24,766        19,645
    Current maturities of long-term debt                  2,142         1,855
    Trade payables                                        2,158         2,434
    Accrued liabilities                                   3,076         2,482
    Payable to related parties                                -         1,952
                                                      ---------     ---------
        Total Current Liabilities                        32,142        28,868

Long-Term Debt, less current maturities                   6,629         6,160
Deferred Revenue                                          2,995         3,250
Other Long-Term Liabilities                                 116           -
Deferred Income Taxes                                     2,736         2,772
                                                      ---------     ---------
        Total Liabilities                                44,618        41,050
                                                      ---------     ---------
Shareholders' Equity
    Preferred stock - no par value; authorized
      15,000 shares; issued and outstanding; none             -           -
    Class A common stock - no par value;
      authorized 100,000 shares; issued and
      outstanding 2,896 and 2,500                        28,070        24,172
    Class B common stock
      authorized 25,000 shares; issued and
      outstanding 4,110 and 4,110                           511           511
    Retained earnings                                     4,375         3,231
                                                      ---------     ---------
       Total Shareholders' Equity                        32,956        27,914
                                                      ---------     ---------
       Total Liabilities and Shareholders' Equity     $  77,574     $  68,964
                                                      ---------     ---------
                                                      ---------     ---------

(1) Restated, see Note 2 of Notes to Consolidated Financial Statements

                        LITHIA MOTORS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except share and per share amounts)
                                   (Unaudited)

                                                Three months ended March 31,
                                                ----------------------------
                                                   1997            1996  (1)
                                                ----------        ----------
Sales:
   Vehicles                                     $  47,470         $  28,056
   Service, body, parts and other                   7,234             4,390
                                                ---------         ---------
        Net Sales                                  54,704            32,446
Cost of sales
   Vehicles                                        42,479            24,726
   Service, body, parts and other                   3,277             2,121
                                                ---------         ---------
        Cost of Sales                              45,755            26,847
                                                ---------         ---------
        Gross profit                                8,949             5,599
Selling, general and administrative                 7,164             4,517
                                                ---------         ---------
        Operating income                            1,785             1,082
Other income (expense)
    Equity in income of affiliate                      50                17
    Interest income                                    28                44
    Interest expense                                (146)              (368)
    Other, net                                        147               162
                                                ---------         ---------
                                                       79              (145)
                                                ---------         ---------
Income before minority interest and income
  taxes                                             1,864               937
Minority interest                                       -               157
                                                ---------         ---------
Income before income taxes                          1,864               780
Income tax expense                                    720               -
                                                ---------         ---------
Net income                                      $   1,144         $     780
                                                ---------         ---------
                                                ---------         ---------
Net income per share                            $    0.16         $    0.16 (2)
                                                ---------         ---------
                                                ---------         ---------
Shares used in per share calculations           7,221,314         4,883,016
                                                ---------         ---------
                                                ---------         ---------

Pro Forma Net Income Data (unaudited)
-------------------------------------------------------------
Income before minority interest and income taxes, as reported     $     937
Pro forma income taxes                                                  360
                                                                  ---------
Pro forma net income                                              $     577
                                                                  ---------
                                                                  ---------
Pro forma net income per share                                    $    0.12
                                                                  ---------
                                                                  ---------


(1) Restated, see Note 2 of Notes to Consolidated Financial Statements.
(2) Not comparable to 1997 data due to S Corporation status in 1996. See Note 6 of Notes to Consolidated Financial Statements.

                                LITHIA MOTORS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     Three months ended March 31,
                                                                     ----------------------------
                                                                        1997             1996
                                                                     -----------      -----------
Cash  flows from operating activities:
   Net income                                                          $  1,144         $   780
   Adjustments to reconcile net income to net cash flows
      provided by (used in) operating activities:
         Depreciation and amortization                                      475             401
         Gain on sale of assets                                            (76)             (60)
         Deferred income taxes                                              720             -
         Minority interest in income                                          -             157
         Equity in income of affiliate                                     (50)             (17)
         (Increase) decrease in:
            Trade and installment contract receivables, net               (632)              21
            Inventories                                                 (5,738)              71
            Prepaid expenses and other                                       53             (70)
            Other noncurrent assets                                       (457)               1
         Increase (decrease) in:
            Trade payables                                                (996)            (614)
            Accrued liabilities                                             594            (292)
            Other liabilities                                           (2,127)             225
         Proceeds from sale of vehicles leased to others                  1,587           1,326
         Expenditures for vehicles leased to others                     (1,851)          (1,036)
                                                                       --------         -------
               Net cash provided by (used in) operating activities      (7,354)             893

Cash flows from investing activities:
   Notes receivable issued                                                (127)            (614)
   Principal payments received on notes receivable                           81             276
   Capital expenditures                                                 (3,761)             (75)
                                                                       --------         -------
               Net cash provided by (used in) investing activities      (3,807)            (413)

Cash flows from financing activities:
   Net borrowings (repayments) on notes payable                           (500)            (451)
   Net borrowings (repayments) on flooring notes payable                  5,121          (1,399)
   Principal payments on long-term debt                                 (1,945)          (3,053)
   Proceeds from issuance of long-term debt                               2,702           1,362
   Proceeds from issuance of common stock                                 3,898             -
   Proceeds from minority interest share receivable                           -             309
                                                                       --------         -------
               Net cash provided by (used in) financing activities        9,276          (3,232)
                                                                       --------         -------

Decrease in cash and cash equivalents                                   (1,885)          (2,752)

Cash and cash equivalents:
   Beginning of period                                                   15,413           9,706
                                                                       --------         -------
   End of period                                                       $ 13,528         $ 6,954
                                                                       --------         -------
                                                                       --------         -------

                             LITHIA MOTORS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                 (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

The financial information included herein for the three-month periods ended March 31, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from Lithia Motors, Inc.'s (the Company's) 1996 Annual Report to Shareholders on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report to Shareholders.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  CHANGE IN ACCOUNTING PRINCIPLE

Effective January 1, 1997, the Company changed its method of accounting for inventories from the last-in first-out (LIFO) method to the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Management believes the FIFO method is preferable because the FIFO method of valuing inventories more accurately presents the Company's financial position as it reflects more recent costs at the balance sheet date, more accurately matches revenues with costs reported during the period presented and provides comparability to industry information. The financial statements of prior periods have been restated to apply the new method of accounting for inventories retroactively. The effect of this restatement was to increase retained earnings as of January 1, 1996 by $4,896. The restatement increased net income by $118, or $0.02 per share, for the three months ended March 31, 1996.

NOTE 3.  INVENTORIES

Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method).

                                           March 31, 1997     December 31, 1996
                                           --------------     -----------------
New and demonstrator vehicles                $  24,392             $ 19,402
Used vehicles                                   12,875               12,199
Parts and accessories                            1,833                1,761
                                             ---------             --------
                                             $  39,100             $ 33,362
                                             ---------             --------
                                             ---------             --------

NOTE 4.  SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                                   Three Months Ended March 31,
                                                      1997              1996
                                                    ----------        ---------
 Cash paid during the period for income taxes        $    99            $  --
 Cash paid during the period for interest                243              494
 Property acquired through debt                        1,424               --

NOTE 5.  EARNINGS PER SHARE

In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. SFAS 128 is required to be adopted for periods ending after December 15, 1997. Pro forma effects of applying SFAS 128 are as follows:

Three Months Ended:                     March 31, 1997           March 31, 1996
------------------------                --------------           --------------
Primary EPS as reported                    $  0.16                  $  0.14
Effect of SFAS 128                            0.01                     0.00
                                        --------------           --------------
Basic EPS as restated                      $  0.17                  $  0.14
                                        --------------           --------------
                                        --------------           --------------
Fully diluted EPS as reported              $  0.16                  $  0.14
Effect of SFAS 128                            0.00                     0.00
                                        --------------           --------------
Diluted EPS as restated                    $  0.16                  $  0.14
                                        --------------           --------------
                                        --------------           --------------

NOTE 6.  RECLASSIFICATIONS

Certain reclassifications have been made to the prior period statements to conform to current presentation. Such reclassifications are a result of the change from an S Corporation to a C Corporation as of December 18, 1996, the date of the Company's initial public offering and also as a result of the change in accounting principle discussed above in Note 2.

NOTE 7.  SUBSEQUENT EVENT

In April 1997, the Company closed its previously announced acquisition of Magnussen Dodge and Magnussen Isuzu in Concord, California. The Company paid a total of $10.4 million in cash and notes for all of the assets of the dealerships and certain leasehold improvements, with bank finance funding a substantial portion of the total payment. This acquisition was recorded as a purchase transaction. Pro forma financial information is not presented, as it is not materially different from the reported financial information of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS
This Form 10-Q contains forward looking statements. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward looking statements as a result of certain risks including those set forth in the Company's initial public offering prospectus dated December 18, 1996 and in its 1996 Annual Report on Form 10-K. These risk factors include, but are not limited to, the cyclical nature of automobile sales, the intense competition in the automobile retail industry and the Company's ability to negotiate profitable acquisitions and secure manufacturer approvals for such acquisitions.

GENERAL
Lithia Motors is one of the larger retailers of new and used vehicles in the western United States, offering 16 domestic and imported makes of new automobiles and light trucks at eight locations. As an integral part of its operations, the Company arranges related financing and insurance and sells parts, service and ancillary products. The Company's headquarters are currently located in Medford, Oregon, where it has a market share of over 40 percent. The Company has grown primarily by successfully acquiring and integrating dealerships and by obtaining new dealer franchises. The Company's strategy is to become a leading acquirer of dealerships in the western United States.

The following table sets forth selected condensed financial data expressed as a percentage of total sales for the periods indicated for the average automotive dealer in the United States.

                                                    YEAR ENDED DECEMBER 31,
                                                -------------------------------
AVERAGE U.S. DEALERSHIP                            1996                1995
STATEMENT OF OPERATIONS DATA:                   -----------         -----------
Sales:
    New vehicles                                    57.7 %             58.6 %
    Used vehicles                                   30.4               29.0
    Parts and service, other                        11.9               12.4
                                                -----------         -----------
                                                   100.0 %            100.0 %
Gross profit                                        12.8               12.9
Total dealership expense                            11.3               11.5
Income before taxes                                  1.5 %              1.4 %
-------------
Source: NADA INDUSTRY ANALYSIS DIVISION

The following table sets forth selected condensed financial data for the Company, restated using the FIFO method, expressed as a percentage of total sales for the periods indicated below.

                                                  THREE MONTHS ENDED MARCH 31,
                                                -------------------------------
                                                   1997                1996
                                                -----------         -----------
STATEMENT OF OPERATIONS DATA:
Sales:
    New vehicles                                    45.4 %             45.7 %
    Used vehicles                                   41.4               40.9
    Parts and service                                8.3                9.0
    Finance, insurance and other                     4.9                4.4
                                                -----------         -----------
         Total sales                               100.0 %            100.0 %
Gross profit                                        16.4               17.1
Selling, general and administrative                 13.1               13.8
                                                -----------         -----------
Operating income                                     3.3                3.3
Other income (expense), net                          0.1               (0.4)
                                                -----------         -----------
Income before taxes and minority interest            3.4 %              2.9 %
                                                -----------         -----------
                                                -----------         -----------

RESULTS OF OPERATIONS

1997 COMPARED TO 1996
Net sales for the Company increased $22.3 million, or 68.8 percent, to $54.7 million for the quarter ended March 31, 1997 from $32.4 million for the comparable period of 1996. The Company's revenue mix was relatively consistent with the prior year with 45.4 percent from new vehicle sales, 41.4 percent from used vehicle sales and 13.2 percent from other operating income. Same store revenue growth was 3.2 percent with a 1.2 percent increase in vehicle sales, a
12.1 percent increase in service and parts and a 44.7 percent increase in other operating revenue.

NEW VEHICLE SALES. The Company sells 16 domestic and imported brands ranging from economy to luxury cars, as well as sport utility vehicles, minivans and light trucks. Revenue on new vehicle sales increased 67.6 percent to $24.8 million for the quarter ended March 31, 1997 compared to $14.8 million for the comparable quarter of 1996. This increase was achieved by a 58.8 percent increase in units sold to 1,197 and a 5.6 percent increase in the average
selling price to $20,743.   The increases are primarily attributable to the
Eugene Dodge and Vacaville Toyota stores, both of which have higher average prices than the Company's existing stores, and were acquired in the fourth quarter of 1996. Same store new vehicle revenue was down 3.5 percent as increases in new Honda and Toyota vehicle sales were more than offset by decreases in sales at the Saturn and Grants Pass stores.

The Company purchases substantially all of its new car inventory directly from manufacturers who allocate new vehicles to dealerships based on the amount of vehicles sold by the dealership and by the dealership's market area. The Company will also exchange vehicles with other dealers to accommodate customer demand and to balance inventory.

The Company sells vehicles from the factory to a fleet purchaser utilizing
(i) "book only" fleet sales in which the Company does not take delivery of a vehicle; or (ii) fleet sales which pass through the Company's inventory. The Company realizes substantially less profit per vehicle on fleet sales than it does through retail sales. For "book only" fleet sales, only the net revenue is
included in the Company's revenue.   Fleet sales do not represent a material
portion of the Company's sales.

USED VEHICLE SALES. The Company offers a variety of makes and models of used cars and light trucks of varying model years and prices. Revenue from retail used vehicle sales increased 67.6 percent to $17.6 million for the quarter ended March 31, 1997 from $10.5 million for the comparable quarter of 1996. Retail used unit volume increased 62.0 percent to 1,450 units and the average unit price increased 3.5 percent to $12,112. The increases are attributable to the addition of the two new stores and a same store used retail revenue increase of
10.0 percent with a 0.2 percent increase in same store average selling prices.

Used vehicle sales are an important part of the Company's overall profitability. The Company has made a strategic commitment to emphasize used vehicle sales. As part of its focus on used vehicle sales, the Company retains a full-time used vehicle manager at each of its locations and has allocated additional financing and display space to this effort. The Company believes there is substantial consumer demand for quality used vehicles.

The Company sells used vehicles to retail customers and, in the case of vehicles in poor condition, or vehicles which have not sold within a specified period of time, to other dealers, and to wholesalers. Sales to other dealers and to wholesalers are frequently at, or close to, cost and therefore affect the Company's overall gross profit margin on used vehicle sales.

SERVICE, BODY, PARTS AND OTHER. The Company's service, body, parts and other operating revenue, the Company's highest margin product area, increased 66.4 percent to $7.2 million during the first quarter of 1997, from $4.3 million during the comparable period of 1996. This increase is primarily due to an increased number of finance and insurance transactions and an increase in revenues derived from service department maintenance and repairs. In the first quarter of 1997, the Company began buying protection for its extended service contracts from a third party. This practice removes the ongoing liability from the balance sheet for contracts entered into after January 1, 1997. To a limited extent, revenues from the parts and service department are countercyclical to new car sales as owners repair existing vehicles rather than buy new vehicles. The Company believes this helps mitigate the affects of a downturn in the new vehicle sales cycle.

GROSS PROFIT. Gross profit increased 61.0 percent to $8.9 million for the first quarter of 1997, compared with $5.6 million for the comparable quarter of 1996, primarily due to an increase in new and used vehicle unit sales during the period at the Company's new stores as discussed above. Gross profit margin decreased to 16.4 percent for the quarter ended March 31, 1997 from 17.1 percent for the comparable quarter of 1996. The decrease in the gross profit margin is attributable to the two stores acquired in the fourth quarter of

1996, which came in with margins lower than Company standards. The margins on the newly acquired stores have improved, however, from pre-acquisition margins. Same store gross profit margin increased to 17.2 percent for the first quarter of 1997 from 16.5 percent for the comparable period of 1996, as a result of growth in service and parts and finance and insurance income.
The Company's gross profit margin continues to exceed the average U.S. dealership gross profit margin of 12.8 percent for 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The Company's SG&A expense increased 60.0 percent to $7.2 million (13.1 percent of total sales) for the three months ended March 31, 1997 compared to $4.5 million (13.8 percent of total sales) for the comparable period of 1996. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in sales and increased costs associated with being a public company. The decrease in SG&A as a percent of total sales is a result of economies of scale gained as the fixed expenses are spread over a larger revenue base.

INTEREST EXPENSE. Interest expense decreased to $146,000 for the three month period ended March 31, 1997 from $368,000 for the comparable period of 1996, primarily as a result of lower debt for most of the 1997 period.

INCOME TAX EXPENSE. The Company's effective tax rate for the quarter ended March 31, 1997 was 38.6 percent compared to 38.4 percent (on a pro forma basis) for the quarter ended March 31, 1996. The Company's effective tax rate may be effected by the purchase of new stores in jurisdictions with tax rates either higher or lower than the current estimated rate.

NET INCOME. Net income was $1.1 million (2.1 percent of total sales) for the three months ended March 31, 1997 compared to $0.6 million (1.8 percent of total sales) for the comparable period of 1996, as a result of the individual line item changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES
At March 31, 1997 the Company had working capital of $26.5 million, which included $13.5 million of cash. The $1.9 million decrease in cash since December 31, 1996 is primarily a result of $7.4 million used in operations and $3.8 million used for the purchase of property and equipment, offset by $3.9 million in net proceeds from the sale of the Company's common stock as a result of the exercise of the underwriters' overallotment option and $5.1 million in advances under the Company's flooring line. The current ratio at March 31, 1997 was 1.8:1 compared to 1.9:1 at December 31, 1996.

Inventories increased $5.7 million to $39.1 million at March 31, 1997 from $33.4 million at December 31, 1996 in preparation for the strong spring selling season.

Property and equipment increased $3.6 million primarily as a result of the purchase of a new body and paint shop and a vacant parcel of land, which is being held for future development.

Total debt, excluding flooring lines, increased by $782,000 to $8.8 million, for a 27 percent debt to equity ratio. Including the flooring line of $24.8 million, the debt to equity ratio increases to 102 percent.

The Company currently has a credit facility with U.S. Bank, giving the Company access to an aggregate of approximately $45.9 million of credit for various purposes. The principal component of the credit facility is the Flooring Line, which permits the Company to borrow up to $27.9 million, based on the level of the new and used vehicle inventories securing the line. Management believes that the Flooring Line provides the Company with financing at rates lower than those available from manufacturers. At March 31, 1997, there was approximately $24.8 million outstanding under the Flooring Line and $33.5 million outstanding under the credit facility in total.

In anticipation of growth due to future acquisitions, all lines of credit are being reviewed for increases with the issuing financial institution. Although the Company is optimistic about such increases being approved by the financial institution, there can be no assurances that such increases will be approved or, if approved, that the terms will be acceptable to the Company.

Total shareholders' equity increased $8.2 million as a result of the underwriters' exercise of their over allotment option for 375,000 additional shares of Class A Common Stock for a total of $3.9 million, $3.2 million of non-cash, after-tax LIFO reserves resulting from the conversion to the FIFO method of accounting (the industry standard) and $1.1 million of retained earnings from the quarter ended March 31, 1997.

The Company's principal needs for capital resources are to finance acquisitions, capital expenditures and increased working capital requirements. Historically, the Company has relied primarily upon internally generated cash flows from operations, borrowings under its credit facility and borrowings from its shareholders to finance its operations and expansion.

In April 1997, the Company closed its acquisition of Magnussen Dodge Isuzu in Concord, California for $10.4 million in cash and notes, canceled its agreement to acquire Linder Honda of Salinas, California and signed a definitive agreement to purchase Sun Valley Ford Volkswagen Hyundai in Concord, California.

The following table sets forth the estimated purchase price of currently pending acquisitions. Acquisition costs are estimates, as the actual purchase prices will depend on inventory levels at each acquired dealership upon closing. Estimates assume the purchase of used vehicles at each store location. Actual cash used in these purchases is much lower than the total purchase price as bank financing is used for most of the inventory purchase and notes held by the seller, payable over a number of years, are often part of the purchase agreement.


                                                               TOTAL ESTIMATED
    ACQUISITIONS                                                PURCHASE PRICE
    ------------                                                --------------
    Magnussen - Barbee Ford Lincoln Mercury                         $6,900,000
    Sun Valley Ford Volkswagen Hyundai                             $18,900,000

SEASONALITY AND QUARTERLY FLUCTUATIONS
Historically, the Company's sales have been lower in the fourth quarter of each year largely due to consumer purchasing patterns during the holiday season, inclement weather and the reduced number of business days during the holiday season. As a result, financial performance for the Company is generally lower during the fourth quarter than during the other quarters of each fiscal year; however, this did not hold true for the years 1996 and 1995. Management believes that interest rates, levels of consumer debt, consumer buying patterns and confidence, as well as general economic conditions, also contribute to fluctuations in sales and operating results. The timing of acquisitions may cause substantial fluctuations of operating results from quarter to quarter.

NEW ACCOUNTING PRONOUNCEMENT
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share. The Company expects to adopt SFAS 128 in the fourth quarter of 1997 and, at that time, all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The exhibits filed as a part of this report are listed below.
    Exhibit No.
    -----------
    11   Calculations of Net Income Per Share
    18   Letter re change in accounting principles
    27   Financial Data Schedule

(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 8, 1997               LITHIA MOTORS, INC.


                                  By   /s/  SIDNEY B. DEBOER
                                      ------------------------------
                                      Sidney B. DeBoer
                                      Chairman of the Board, President
                                      and Chief Executive Officer
                                      (Principal Executive Officer)


                                  By   /s/  BRIAN R. NEILL
                                      ------------------------------
                                      Brian R. Neill
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)