Form 10-Q
period 1997-06-30
LITHIA MOTORS INC
filed 1997-08-12
CIK 1023128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                          -------------------------

                                  FORM 10-Q

                          -------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                For the transition period from       to
                                               -----    -----

                      Commission file number: 000-21789

                           -----------------------

                             LITHIA MOTORS, INC.
            (Exact name of registrant as specified in its charter)
           OREGON                                       93-0572810
(State or other jurisdiction of              (I.R.S.Employer Identification No.)
incorporation or organization)

   360 E. JACKSON STREET, MEDFORD, OREGON                  97501
  (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  541-776-6899

                           -----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X              No
    -------              -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class A Common stock without par value                2,895,550
    Class B Common stock without par value                4,110,000
                  (Class)                      (Outstanding at August 1, 1997)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             LITHIA MOTORS, INC.
                                  FORM 10-Q
                                    INDEX


PART I - FINANCIAL INFORMATION                                                    PAGE
------------------------------                                                    ----

Item 1.  Financial Statements

         Consolidated Balance Sheets - June 30, 1997 and December 31, 1996         2

         Consolidated Statements of Operations - Three and Six Months Ended
         June 30, 1997 and 1996                                                    3

         Consolidated Statements of Cash Flows - Six Months Ended June 30,
         1997 and 1996                                                             4

         Notes to Consolidated Financial Statements                                5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                     7


PART II - OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                       13

Item 6.  Exhibits and Reports on Form 8-K                                          14

Signatures                                                                         15


                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     LITHIA MOTORS, INC, AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)


                                                                  June 30,           December 31,
                                                                    1997                 1996     (1)
                                                               --------------       --------------
ASSETS
Current Assets:
  Cash and cash equivalents                                   $       15,296       $       15,413
  Trade receivables                                                    3,851                2,260
  Notes receivable, current portion                                      204                  414
  Notes receivable - related party                                       -                    308
  Inventories, net                                                    42,626               33,362
  Vehicles leased to others, current portion                             859                  524
  Prepaid expenses and other                                             286                  372
  Deferred income taxes                                                1,316                1,646
                                                               --------------       --------------
    Total Current Assets                                              64,438               54,299

Property and Equipment, net of accumulated
 depreciation of $3,752 and $2,073                                     8,816                4,616
Vehicles Leased to Others, less current portion                        5,269                4,500
Notes Receivable, less current portion                                   599                  377
Goodwill, net of accumulated amortization of
 $111 and $23                                                          6,808                4,101
Other Non-Current Assets                                               1,291                1,071
                                                               --------------       --------------
    Total Assets                                              $       87,221       $       68,964
                                                               --------------       --------------
                                                               --------------       --------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable                                               $          -         $          500
  Flooring notes payable                                              29,146               19,645
  Current maturities of long-term debt                                 3,975                1,855
  Trade payables                                                       1,699                2,434
  Accrued liabilities                                                  2,801                2,482
  Payable to related parties                                             -                  1,952
                                                               --------------       --------------
    Total Current Liabilities                                         37,621               28,868

Long-Term Debt, less current maturities                                9,599                6,160
Deferred Revenue                                                       2,784                3,250
Other Long-Term Liabilities                                              175                  -
Deferred Income Taxes                                                  2,753                2,772
                                                               --------------       --------------
    Total Liabilities                                                 52,932               41,050
                                                               --------------       --------------

Shareholders' Equity
  Preferred stock - no par value; authorized 15,000
   shares; issued and outstanding; none                                  -                    -
  Class A common stock - no par value;
   authorized 100,000 shares; issued and
   outstanding 2,896 and 2,500                                        28,037               24,172
  Class B common stock
   authorized 25,000 shares; issued and
   outstanding 4,110 and 4,110                                           511                  511
  Retained earnings                                                    5,741                3,231
                                                               --------------       --------------
    Total Shareholders' Equity                                        34,289               27,914
                                                               --------------       --------------
    Total Liabilities and Shareholders' Equity                $       87,221       $       68,964
                                                               --------------       --------------
                                                               --------------       --------------

(1) Restated, see Note 2 of Notes to Consolidated Financial Statements


   The accompanying notes are an integral part of these consolidated balance sheets.

                     LITHIA MOTORS, INC, AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                 (Unaudited)


                                                  Three months ended June 30,          Six months ended June 30,
                                                 ----------------------------        ----------------------------
                                                     1997            1996    (1)         1997            1996    (1)
                                                 ------------    ------------        ------------    ------------
Sales:
 Vehicles                                       $     57,405    $     31,822        $    104,875    $     59,878
 Service, body, parts and other                        9,017           4,817              16,251           9,165
                                                 ------------    ------------        ------------    ------------
    Net Sales                                         66,422          36,639             121,126          69,043
Cost of sales
 Vehicles                                             51,570          28,179              94,049          52,905
 Service, body, parts and other                        4,136           2,409               7,413           4,530
                                                 ------------    ------------        ------------    ------------
    Cost of Sales                                     55,706          30,588             101,462          57,435
                                                 ------------    ------------        ------------    ------------
    Gross profit                                      10,716           6,051              19,664          11,608
Selling, general and administrative                    8,417           4,797              15,581           9,273
                                                 ------------    ------------        ------------    ------------
    Operating income                                   2,299           1,254               4,083           2,335
Other income (expense)
  Equity in income of affiliate                            6               7                  56              24
  Interest income                                         33              87                  61             131
  Interest expense                                      (505)           (329)               (651)           (697)
  Other, net                                             394             185                 541             347
                                                 ------------    ------------        ------------    ------------
                                                         (72)            (50)                  7            (195)
                                                 ------------    ------------        ------------    ------------
Income before minority interest and income taxes       2,227           1,204               4,090           2,140
Minority interest                                        -               159                 -               316
                                                 ------------    ------------        ------------    ------------
Income before income taxes                             2,227           1,045               4,090           1,824
Income tax expense                                       859             -                 1,579             -
                                                 ------------    ------------        ------------    ------------
Net income                                      $      1,368    $      1,045        $      2,511    $      1,824
                                                 ------------    ------------        ------------    ------------
                                                 ------------    ------------        ------------    ------------

Net income per share                            $       0.19    $       0.21 (2)    $       0.35    $       0.37 (2)
                                                 ------------    ------------        ------------    ------------
                                                 ------------    ------------        ------------    ------------

Shares used in per share calculations              7,308,911       4,883,016           7,265,155       4,883,016
                                                 ------------    ------------        ------------    ------------
                                                 ------------    ------------        ------------    ------------


Pro Forma Net Income Data (unaudited)
-------------------------------------------------------------
Income before minority interest and income taxes, as reported   $      1,204                        $      2,140
Pro forma income taxes                                                   462                                 822
                                                                 ------------                        ------------
Pro forma net income                                            $        742                        $      1,318
                                                                 ------------                        ------------
                                                                 ------------                        ------------

Pro forma net income per share                                  $       0.15                        $       0.27
                                                                 ------------                        ------------
                                                                 ------------                        ------------



(1) Restated, see Note 2 of Notes to Consolidated Financial Statements.
(2) Not comparable to 1997 data due to S Corporation status in 1996, therefore this is a pre-tax earnings per share amount. See Note 7 of Notes to Consolidated Financial Statements.


  The accompanying notes are an integral part of these consolidated statements.

                             LITHIA MOTORS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                    Six months ended June 30,
                                                                 -------------------------------
                                                                     1997               1996
                                                                 ------------       ------------
Cash  flows from operating activities:
 Net income                                                     $      2,511       $      1,824
 Adjustments to reconcile net income to net cash flows
  provided by (used in) operating activities:
    Depreciation and amortization                                      1,025                823
    Loss on sale of assets                                               -                   25
    Gain on sale of vehicles leased to others                           (118)              (142)
    Deferred income taxes                                                (19)               -
    Minority interest in income                                          -                  317
    Equity in income of affiliate                                        (56)               (24)
    (Increase) decrease in:
      Trade and installment contract receivables, net                 (1,597)              (579)
      Inventories                                                     (1,199)               988
      Prepaid expenses and other                                         478               (454)
      Other noncurrent assets                                           (340)              (143)
    Increase (decrease) in:
      Trade payables                                                    (734)              (206)
      Accrued liabilities                                                320               (196)
      Other liabilities                                               (2,245)               455
    Proceeds from sale of vehicles leased to others                    2,421              2,814
    Expenditures for vehicles leased to others                        (4,069)            (3,642)
                                                                 ------------       ------------
       Net cash provided by (used in) operating activities            (3,622)             1,860

Cash flows from investing activities:
 Notes receivable issued                                                (203)              (672)
 Principal payments received on notes receivable                         192                643
 Capital expenditures                                                 (4,089)              (133)
 Proceeds from sale of assets                                            -                1,876
 Cash paid for acquisitions                                           (2,736)               -
                                                                 ------------       ------------
       Net cash provided by (used in) investing activities            (6,836)             1,714

Cash flows from financing activities:
 Net repayments on notes payable                                         -                 (625)
 Net borrowings (repayments) on flooring notes payable                 1,918             (5,867)
 Principal payments on long-term debt                                 (3,363)            (7,461)
 Proceeds from issuance of long-term debt                              7,922              5,102
 Proceeds from issuance of common stock                                3,864                -
 Proceeds from minority interest share receivable                        -                  149
 Dividends and distributions                                             -                 (760)
                                                                 ------------       ------------
       Net cash provided by (used in) financing activities            10,341             (9,462)

                                                                 ------------       ------------
Decrease in cash and cash equivalents                                   (117)            (5,888)

Cash and cash equivalents:
 Beginning of period                                                  15,413              9,706
                                                                 ------------       ------------
                                                                 ------------       ------------
 End of period                                                  $     15,296       $      3,818
                                                                 ------------       ------------
                                                                 ------------       ------------


  The accompanying notes are an integral part of these consolidated statements.

                                 LITHIA MOTORS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                     (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION
The financial information included herein for the three and six-month periods ended June 30, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from Lithia Motors, Inc.'s (the Company's) 1996 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2: CHANGE IN ACCOUNTING PRINCIPLE
Effective January 1, 1997, the Company changed its method of accounting for inventories from the last-in first-out (LIFO) method to the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Management believes the FIFO method is preferable because the FIFO method of valuing inventories more accurately presents the Company's financial position as it reflects more recent costs at the balance sheet date, more accurately matches revenues with costs reported during the period presented and provides comparability to industry information. The financial statements of prior periods have been restated to apply the new method of accounting for inventories retroactively. The effect of this restatement was to increase retained earnings as of January 1, 1996 by $4,896. The restatement increased net income by $117, or $0.02 per share and $235, or $0.05 per share, for the three and six-month periods ended June 30, 1996, respectively.

NOTE 3: INVENTORIES
Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method).

                                       June 30, 1997           December 31, 1996
                                       -------------           -----------------
New and demonstrator vehicles            $ 27,119                  $ 19,402
Used vehicles                              13,349                    12,199
Parts and accessories                       2,158                     1,761
                                         --------                  --------
                                         $ 42,626                  $ 33,362
                                         --------                  --------
                                         --------                  --------

NOTE 4: ACQUISITIONS
In April 1997, the Company closed its previously announced acquisition of Magnussen Dodge and Magnussen Isuzu in Concord, California. The Company paid a total of $10.4 million in cash and notes for all of the assets of the dealerships and certain leasehold improvements, with bank finance funding a substantial portion of the total payment.

In July 1997, the Company closed its previously announced acquisition of Magnussen-Barbee Ford of Napa, California. The Company paid a total of $7.9 million in cash and notes for all of the assets of the dealerships, with bank finance funding a substantial portion of the total payment.

These acquisitions were recorded as purchase transactions. Pro forma financial information is not presented, as it is not materially different from the reported financial information of the Company.

NOTE 5: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                                   Six Months Ended June 30,
                                                 ----------------------------
                                                   1997                1996
                                                 --------            --------
Cash paid during the period for income taxes   $  1,434            $      -
Cash paid during the period for interest            817                 919
Property acquired through debt                    1,424                   -

NOTE 6: EARNINGS PER SHARE
In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share since the diluted calculation will also use the average market price instead of the higher of the average or ending market price for its calculations. SFAS 128 is required to be adopted for periods ending after December 15, 1997. Pro forma effects of applying SFAS 128 are as follows:

                                    Three Months Ended June 30,      Six Months Ended June 30,
                                   -----------------------------    -----------------------------
                                       1997             1996            1997           1996
                                   ------------     ------------    ------------   ------------
Primary EPS as reported              $ 0.19           $ 0.17          $ 0.35         $ 0.33
Effect of SFAS 128                     0.01             0.00            0.01           0.00
                                   ------------     ------------    ------------   ------------
Basic EPS as restated                $ 0.20           $ 0.17          $ 0.36         $ 0.33
                                   ------------     ------------    ------------   ------------
                                   ------------     ------------    ------------   ------------

Fully diluted EPS as reported        $ 0.19           $ 0.17          $ 0.35         $ 0.33
Effect of SFAS 128                     0.00             0.00            0.00           0.00
                                   ------------     ------------    ------------   ------------
Diluted EPS as restated              $ 0.19           $ 0.17          $ 0.35         $ 0.33
                                   ------------     ------------    ------------   ------------
                                   ------------     ------------    ------------   ------------

NOTE 7: RECLASSIFICATIONS
Certain reclassifications have been made to the prior period statements to conform to current presentation. Such reclassifications are a result of the change from an S Corporation to a C Corporation as of December 18, 1996, the date of the Company's initial public offering and also as a result of the change in accounting principle discussed above in Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS
This Form 10-Q contains forward-looking statements. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward looking statements as a result of certain risks including those set forth in the Company's initial public offering prospectus dated December 18, 1996 and in its 1996 Annual Report on Form 10-K. These risk factors include, but are not limited to, the cyclical nature of automobile sales, the intense competition in the automobile retail industry and the Company's ability to negotiate profitable acquisitions and secure manufacturer approvals for such acquisitions.

GENERAL
Lithia Motors is one of the larger retailers of new and used vehicles in the western United States, offering 21 domestic and imported makes of new automobiles and light trucks (including acquisitions that have not yet closed) at fifteen locations. As an integral part of its operations, the Company arranges related financing (non-recourse) and insurance and sells parts, service and ancillary products. The Company's headquarters are currently located in Medford, Oregon, where it has a market share of over 40 percent. The Company has grown primarily by successfully acquiring and integrating dealerships and by obtaining new dealer franchises. The Company's strategy is to become a leading acquirer and operator of dealerships in the western United States.

The following table sets forth selected condensed financial data expressed as a percentage of total sales for the periods indicated for the average automotive dealer in the United States.

                                                   YEAR ENDED DECEMBER 31,
    AVERAGE U.S. DEALERSHIP                     -----------------------------
    STATEMENT OF OPERATIONS DATA:                   1996             1995
                                                -----------       -----------
    Sales:
        New vehicles                                  57.7 %             58.6 %
        Used vehicles                                 30.4               29.0
        Parts and service, other                      11.9               12.4
                                                -----------       -----------
          Total sales                                100.0 %            100.0 %

    Gross profit                                      12.8 %             12.9 %
    Total dealership expense                          11.3 %             11.5 %
    Income before taxes                                1.5 %              1.4 %
________
Source: NADA INDUSTRY ANALYSIS DIVISION

The following table sets forth selected condensed financial data for the Company, restated using the FIFO method, expressed as a percentage of total sales for the periods indicated below.


                                           THREE MONTHS ENDED                SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                        ----------------------------    ----------------------------
                                            1997            1996            1997            1996
                                        ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Sales:
    New vehicles                               47.6 %          45.5 %          46.6 %          45.6 %
    Used vehicles                              38.8            41.4            40.0            41.1
    Parts and service                           8.4             8.9             8.4             9.0
    Finance, insurance and other                5.2             4.2             5.0             4.3
                                        ------------    ------------    ------------    ------------
       Total sales                            100.0 %         100.0 %         100.0 %         100.0 %
Gross profit                                   16.1            16.5            16.2            16.5
Selling, general and administrative            12.6            13.1            12.8            13.4
                                        ------------    ------------    ------------    ------------
Operating income                                3.5             3.4             3.4             3.1
Other income (expense), net                    (0.1)           (0.1)            0.0            (0.3)
                                        ------------    ------------    ------------    ------------
Income before taxes and minority
  interest                                      3.4 %           3.3 %           3.4 %           2.8 %
                                        ------------    ------------    ------------    ------------
                                        ------------    ------------    ------------    ------------


RESULTS OF OPERATIONS

1997 COMPARED TO 1996
Net sales for the Company increased $29.8 million, or 81 percent, to $66.4 million for the quarter ended June 30, 1997 from $36.6 million for the comparable period of 1996. Net sales increased $52.1 million, or 75 percent, to $121.1 million for the six months ended June 30, 1997 compared to $69.0 million for the comparable period of 1996. The Company's revenue mix for the three and six months ended June 30, 1997 was relatively consistent with the prior year, although with a slight trend towards increased finance and insurance as a percentage of total revenue. Same store revenue growth for the three and six month periods ended June 30, 1997 was 7.6 percent and 5.5 percent, respectively, with a 12.5 percent and 11.1 percent increase in used retail revenue, respectively, a 19.2 percent and 20.1 percent increase in other operating revenue, respectively, offset by a 3.0 percent and 3.2 percent decrease in new vehicle sales, respectively.

NEW VEHICLE SALES. The Company sells 21 domestic and imported brands (including acquisitions that have not yet closed) ranging from economy to luxury cars, as well as sport utility vehicles, minivans and light trucks. Revenue on new vehicle sales increased 89 percent to $31.6 million and 79 percent to $56.5 million, respectively, for the three and six-month periods ended June 30, 1997 compared to $16.7 million and $31.5 million, respectively, for the comparable periods of 1996. These increases were achieved by a 77 percent and 68 percent increase, respectively, in units sold to 1,488 and 2,685, respectively, for the three and six-month periods ended June 30, 1997 and a 7 percent and 6 percent increase, respectively, in the average selling price to $21,255 and $21,027
respectively, for the three and six-month periods ended June 30, 1997.   The
increases are primarily attributable to the Eugene Dodge, Vacaville Toyota and Concord Dodge stores, all of which were acquired since the fourth quarter of 1996. Same store new vehicle revenue was down 3.0 percent and 3.2 percent, respectively, for the three and six-month periods ended June 30, 1997, primarily as a result of decreased volume at the Medford Saturn and Honda stores

The Company purchases substantially all of its new car inventory directly from manufacturers who allocate new vehicles to dealerships based on the amount of vehicles sold by the dealership and by the dealership's market area. The Company will also exchange vehicles with other dealers to accommodate customer demand and to balance inventory.

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

USED VEHICLE SALES. The Company offers a variety of makes and models of used cars and light trucks of varying model years and prices. Revenue from retail used vehicle sales increased 50 percent and 58 percent, respectively to $18.9 million and $36.5 million for the three and six-month periods ended June 30, 1997 from $12.6 million and $23.1 million, respectively, for the comparable periods of 1996. Retail used unit volume increased 35 percent and 47 percent, respectively, to 1,536 units and 2,986 units, respectively, for the three and six-month periods ended June 30, 1997. The average unit price increased 13 percent and 8 percent, respectively, to $12,329 and $12,224, respectively for the three and six-month periods ended June 30, 1997. The increases are attributable to the addition of the three new stores and a same store used retail revenue increase of 12.5 percent and 11.1 percent, respectively, with a 12 percent and 8 percent increase, respectively, in same store average selling prices.

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

SERVICE, BODY, PARTS AND OTHER. The Company's service, body, parts and other operating revenue, the Company's highest margin product area, increased to $9.0 million and $16.3 million, respectively, for the three and six-month periods ended June 30, 1997, from $4.8 million and $9.2 million, respectively, for the comparable periods of 1996. This increase is primarily due to an increased number of finance and insurance transactions and an increase in revenues derived from service department maintenance and repairs. To a limited extent, revenues from the parts and service department are countercyclical to new car sales as owners repair existing vehicles rather than buy new vehicles. The Company believes this helps mitigate the affects of a downturn in the new vehicle sales cycle.

GROSS PROFIT. Gross profit increased to $10.7 million and $19.7 million, respectively, for the three and six-month periods ended June 30, 1997, compared with $5.8 million and $11.4 million, respectively, for the
comparable periods of 1996.   These increases are primarily due to an
increase in new and used vehicle unit sales during the periods at the Company's new stores as discussed above. Gross profit margins were 16.1 percent and 16.2 percent, respectively, for the three and six-month periods ended June 30, 1997 compared to 16.5 percent and 16.5 percent for the comparable periods of 1996. The decrease in the gross profit margin is primarily attributable to large volume increases at certain key stores. As volumes increase, gross profit margin typically decreases. The margins on the newly acquired stores have improved, however, from pre-acquisition margins. Same store gross profit margin was 16.1 percent and 16.6 percent, respectively, for the three and six month periods ended June 30, 1997 compared to 16.4 percent and 16.4 percent, respectively, for the comparable periods of 1996. The decrease for the three-month period was primarily a result of increased volume at several of the Company's stores during the quarter ended June 30, 1997. The increase in the six-month period gross margin is primarily a result of growth in service and parts and finance and insurance income. The Company's gross profit margin continues to exceed the average U.S. dealership gross profit margin of 12.8 percent for 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("SG&A"). The Company's SG&A expense increased to $8.4 million and $15.6 million (12.6 percent and 12.8 percent, respectively, of total sales), respectively, for the three and six-month periods ended June 30, 1997 compared to $4.8 million and $9.3 million (13.0 percent and 13.4 percent, respectively, of total sales), respectively, for the comparable periods of 1996. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in sales and increased costs associated with being a public company.
 The decrease in SG&A as a percent of total sales is a result of economies of scale gained as the fixed expenses are spread over a larger revenue base.

INCOME TAX EXPENSE. The Company's effective tax rate for the three and six-month periods ended June 30, 1997 was 38.6 percent compared to 38.4 percent (on a pro forma basis) for the comparable periods of 1996. The Company's effective tax rate may be effected by the purchase of new stores in jurisdictions with tax rates either higher or lower than the current estimated rate.

NET INCOME. Net income was $1.4 million and $2.5 million (2.1 percent and 2.1 percent, respectively, of total sales), respectively, for the three and six-month periods ended June 30, 1997 compared to $0.6 million and $1.2 million (1.6 percent and 1.7 percent, respectively, of total sales), respectively, on a pro forma basis, for the comparable periods of 1996, as a result of the individual line item changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES
At June 30, 1997 the Company had working capital of $26.8 million, which included $15.3 million of cash and cash equivalents. The $117,000 decrease in cash since December 31, 1996 is primarily a result of $3.6 million used in operations, $4.1 million used for the purchase of property and equipment and $2.7 million used for acquisitions, offset by $1.9 million in advances under the Company's flooring line, $4.6 million net proceeds from long-term debt and $3.9 million in net proceeds from the sale of the Company's common stock as a result of the exercise of the underwriters' overallotment option. The current ratio at June 30, 1997 was 1.7:1 compared to 1.9:1 at December 31, 1996.

Trade receivables increased $1.6 million to $3.9 million at June 30, 1997 from $2.3 million at December 31, 1996, primarily as a result of the acquisition of the Concord Dodge store.

Inventories increased $9.2 million to $42.6 million at June 30, 1997 from $33.4 million at December 31, 1996 primarily as a result of vehicles acquired with the Concord Dodge acquisition that closed during the second quarter of 1997.

Property and equipment increased $4.2 million to $8.8 million at June 30, 1997 from $4.6 million at December 31, 1996 primarily as a result of the purchase of a new body and paint shop and a vacant parcel of land, which is being held for future development.

Total debt, excluding flooring lines, increased by $5.1 to $13.6 million, for a 40 percent debt to equity ratio. Including the flooring line of $29.1 million, the debt to equity ratio increases to 125 percent.

The Company currently has a credit facility with U.S. Bank, giving the Company access to an aggregate of approximately $45.9 million of credit for various purposes. The principal component of the credit facility is the Flooring Line. Management believes that the Flooring Line provides the Company with financing at rates lower than those available from manufacturers. At June 30, 1997, there was approximately $29.1 million outstanding under the Flooring Line and $42.3 million outstanding under the credit facility in total.

In anticipation of growth due to future acquisitions, all lines of credit are being reviewed for increases with the issuing financial institution. Although the Company is optimistic about such increases being approved by the financial institution, there can be no assurances that such increases will be approved or, if approved, that the terms will be acceptable to the Company.

Total shareholders' equity increased $6.4 million as a result of the underwriters' exercise of their over allotment option for 375,000 additional shares of Class A Common Stock for a total of $3.9 million, $3.2 million of non-cash, after-tax LIFO reserves resulting from the conversion to the FIFO method of accounting (the industry standard) and $2.5 million of retained earnings from the six months ended June 30, 1997.

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

In July 1997, the Company closed its previously announced acquisition of Magnussen-Barbee Ford Lincoln Mercury of Napa, California. The Company paid a total of $7.9 million in cash and notes for all of the assets of the dealerships, with bank finance funding a substantial portion of the total payment.

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

                                                     TOTAL ESTIMATED
     ACQUISITIONS                                    PURCHASE PRICE
     ------------                                    ---------------
     Sun Valley Ford Volkswagen Hyundai               $18.9 million
     Bakersfield Nissan and Bakersfield BMW/Acura     $10.6 million
     Dick Donnelly Automotive of Reno, Nevada         $12.8 million

SEASONALITY AND QUARTERLY FLUCTUATIONS
Historically, the Company's sales have been lower in the first and fourth quarters of each year largely due to consumer purchasing patterns during the holiday season, inclement weather and the reduced number of business days during the holiday season. As a result, financial performance for the Company is generally lower during the fourth quarter than during the other quarters of each fiscal year; however, this did not hold true for the years 1996 and 1995. Management believes that interest rates, levels of consumer debt, consumer buying patterns and confidence, as well as general economic conditions, also contribute to fluctuations in sales and operating results. The timing of acquisitions may cause substantial fluctuations of operating results from quarter to quarter.

NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly lower than the currently presented net income per share since the diluted calculation will also use the average market price instead of the higher of the average or ending market price for its calculations. The Company expects to adopt SFAS 128 in the fourth quarter of 1997 and, at that time, all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The objective of SFAS 130 is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company expects to adopt SFAS 130 in the first quarter of 1998 and does not expect comprehensive income to be materially different from currently reported net income.


                         PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on May 15, 1997, at which the following actions were taken:

1. The shareholders elected the five nominees for director to the Board of Directors of the Company. The five directors elected, along with the voting results are as follows:


                                         No. of Shares        No. of Shares
         Name                              Voting For         Withheld Voting
        ---------------------          -----------------    -----------------
         Sidney B. DeBoer     Class A         62,350                0
                              Class B      4,110,000                0
         M. L. Dick Heimann   Class A         62,350                0
                              Class B      4,110,000                0
         Thomas Becker        Class A         62,350                0
                              Class B      4,110,000                0
         R. Bradford Gray     Class A         62,350                0
                              Class B      4,110,000                0
         William J. Young     Class A         62,350                0
                              Class B      4,110,000                0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The exhibits filed as a part of this report are listed below and this list constitutes the exhibit index.

    EXHIBIT NO.
    -----------
    10.1    Agreement for Purchase and Sale of Business Assets, by and between
            Sun Valley Ford, Inc., a California corporation, dba Sun Valley Ford
            Volkswagen Hyundai, and the Company, dated April 2, 1997.
    10.2    Agreement for Purchase and Sale of Business Assets, by and between
            Nissan-BMW, Inc., a California corporation, dba Bakersfield Nissan,
            Acura, BMW, and the Company, dated June 26, 1997.
    10.3    Agreement for Purchase and Sale of Business Assets, by and between
            Dick Donnelly Automotive Enterprises, Inc., a Delaware corporation, dba Dick Donnelly Lincoln, Mercury, Audi, Suzuki, Isuzu, and the
            Company, dated July 8, 1997.
    11      Calculations of Net Income Per Share
    18      Letter re change in accounting principles, previously filed as exhibit 18 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and
            Exchange Commission on May 13, 1997 and incorporated herein by reference.
    27      Financial Data Schedule


(b) Reports on Form 8-K
The Company filed a report on Form 8-K under Item 2., Acquisition or Disposition of Assets, dated April 1, 1997 and filed with the Securities and Exchange Commission on June 6, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 6, 1997              LITHIA MOTORS, INC.


                                    By /s/ SIDNEY B. DEBOER
                                    -----------------------
                                    Sidney B. DeBoer
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    By /s/ BRIAN R. NEILL
                                    ---------------------
                                    Brian R. Neill
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)