Form 10-Q
period 1997-09-30
LITHIA MOTORS INC
filed 1997-11-12
CIK 1023128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              ___________________

                                   FORM 10-Q
                              ___________________

   (Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1997
                                      OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
              For the transition period from ____________ to ____

                       Commission file number: 000-21789

                              ___________________

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

                              ___________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X      No
    -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class A Common stock without par value                2,895,550
     Class B Common stock without par value                4,110,000
                    (Class)                    (Outstanding at November 5, 1997)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              LITHIA MOTORS, INC.
                                   FORM 10-Q
                                     INDEX


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

Item 1.  Financial Statements

         Consolidated Balance Sheets -September 30, 1997 and December 31,
         1996                                                                 2

         Consolidated Statements of Operations - Three and Nine Months
         Ended September 30, 1997 and 1996                                    3

         Consolidated Statements of Cash Flows - Nine Months Ended
         September 30, 1997 and 1996                                          4

         Notes to Consolidated Financial Statements                           5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            8


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    15

Signatures                                                                   16

                             PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     LITHIA MOTORS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                (in thousands)
                                  (Unaudited)


                                                          September 30,   December 31,
                                                              1997            1996     (1)
                                                          -------------   ------------
ASSETS
Current Assets:
    Cash and cash equivalents                                $  7,379       $15,413
    Trade receivables                                           5,952         2,260
    Notes receivable, current portion                             429           414
    Notes receivable - related party                             -              308
    Inventories, net                                           50,748        33,362
    Vehicles leased to others, current portion                    991           524
    Prepaid expenses and other                                  1,330           372
    Deferred income taxes                                       1,251         1,646
                                                             --------       -------
        Total Current Assets                                   68,080        54,299

Property and Equipment, net of accumulated
  depreciation of $3,900 and $2,073                            11,933         4,616
Vehicles Leased to Others, less current portion                 5,103         4,500
Notes Receivable, less current portion                            328           377
Goodwill, net of accumulated amortization of
  $204 and $23                                                 14,817         4,101
Other Non-Current Assets                                        1,040         1,071
                                                             --------       -------
        Total Assets                                         $101,301       $68,964
                                                             --------       -------
                                                             --------       -------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                            $   -          $   500
    Flooring notes payable                                     33,856        19,645
    Current maturities of long-term debt                        4,307         1,855
    Trade payables                                              2,197         2,434
    Accrued liabilities                                         4,690         2,482
    Payable to related parties                                   -            1,952
                                                             --------       -------
        Total Current Liabilities                              45,050        28,868

Long-Term Debt, less current maturities                        14,662         6,160
Deferred Revenue                                                2,615         3,250
Other Long-Term Liabilities                                       264           -
Deferred Income Taxes                                           2,840         2,772
                                                             --------       -------
        Total Liabilities                                      65,431        41,050
                                                             --------       -------

Shareholders' Equity
    Preferred stock - no par value; authorized 15,000
      shares; issued and outstanding; none                       -              -
    Class A common stock - no par value;
      authorized 100,000 shares; issued and
      outstanding 2,896 and 2,500                              28,038        24,172
    Class B common stock
      authorized 25,000 shares; issued and
      outstanding 4,110 and 4,110                                 511           511
    Retained earnings                                           7,321         3,231
                                                             --------       -------
       Total Shareholders' Equity                              35,870        27,914
                                                             --------       -------
       Total Liabilities and Shareholders' Equity            $101,301       $68,964
                                                             --------       -------
                                                             --------       -------


(1) Restated, see Note 2 of Notes to Consolidated Financial Statements


                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                     LITHIA MOTORS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (Dollars in thousands, except per share amounts)
                                  (Unaudited)


                                                 Three months ended September 30,      Nine months ended September 30,
                                                 --------------------------------      -------------------------------
                                                       1997            1996      (1)         1997           1996      (1)
                                                    ----------      ----------            ----------     ----------
Sales:
   Vehicles                                         $   73,525      $   31,599            $  178,400     $   91,477
   Service, body, parts and other                       12,048           4,924                28,299         14,089
                                                    ----------      ----------            ----------     ----------
        Net Sales                                       85,573          36,523               206,699        105,566
Cost of sales
   Vehicles                                             66,107          27,590               160,156         80,495
   Service, body, parts and other                        5,281           2,367                12,694          6,897
                                                    ----------      ----------            ----------     ----------
        Cost of Sales                                   71,388          29,957               172,850         87,392
                                                    ----------      ----------            ----------     ----------
        Gross profit                                    14,185           6,566                33,849         18,174
Selling, general and administrative                     11,162           5,202                26,743         14,475
                                                    ----------      ----------            ----------     ----------
        Operating income                                 3,023           1,364                 7,106          3,699
Other income (expense)
    Equity in income of affiliate                           (4)             16                    52             40
    Interest income                                         39              44                   100            175
    Interest expense                                      (723)           (315)               (1,374)        (1,012)
    Other, net                                             238              96                   779            443
                                                    ----------      ----------            ----------     ----------
                                                          (450)           (159)                 (443)          (354)
                                                    ----------      ----------            ----------     ----------
Income before minority interest and income taxes         2,573           1,205                 6,663          3,345
Minority interest                                        -                 311                 -                627
                                                    ----------      ----------            ----------     ----------
Income before income taxes                               2,573             894                 6,663          2,718
Income tax expense                                         994           -                     2,573          -
                                                    ----------      ----------            ----------     ----------
Net income                                          $    1,579      $      894            $    4,090     $    2,718
                                                    ----------      ----------            ----------     ----------
                                                    ----------      ----------            ----------     ----------
Net income per share                                $     0.22      $     0.18   (2)      $     0.56     $     0.56   (2)
                                                    ----------      ----------            ----------     ----------
                                                    ----------      ----------            ----------     ----------
Shares used in per share calculations                7,311,758       4,883,016             7,280,875      4,883,016
                                                    ----------      ----------            ----------     ----------
                                                    ----------      ----------            ----------     ----------

Pro Forma Net Income Data (unaudited)
--------------------------------------------------------------
Income before minority interest and income taxes, as reported       $    1,205                           $    3,345
Pro forma income taxes                                                     462                                1,284
                                                                    ----------                           ----------
Pro forma net income                                                $      743                           $    2,061
                                                                    ----------                           ----------
                                                                    ----------                           ----------
Pro forma net income per share                                      $     0.15                           $     0.42
                                                                    ----------                           ----------
                                                                    ----------                           ----------


(1) Restated, see Note 2 of Notes to Consolidated Financial Statements.
(2) Not comparable to 1997 data due to S Corporation status in 1996, therefore this is a pre-tax earnings per share amount. See Note 8 of Notes to Consolidated Financial Statements.


 The accompanying notes are an integral part of these consolidated statements.


                             LITHIA MOTORS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)


                                                                  Nine months ended September 30,
                                                                  -------------------------------
                                                                    1997                   1996
                                                                  --------               --------
Cash flows from operating activities:
   Net income                                                     $  4,090               $  2,718
   Adjustments to reconcile net income to net cash flows
      provided by operating activities:
         Depreciation and amortization                               1,721                  1,218
         Loss on sale of assets                                          2                    180
         Gain on sale of vehicles leased to others                    (216)                  -
         Deferred income taxes                                          68                   -
         Minority interest in income                                  -                       627
         Equity in income of affiliate                                  91                    (40)
         (Increase) decrease in:
            Trade and installment contract receivables, net         (3,694)                  (843)
            Inventories                                              5,966                  2,269
            Prepaid expenses and other                                (316)                  (519)
            Other noncurrent assets                                   (236)                  -
         Increase (decrease) in:
            Trade payables                                            (344)                   (68)
            Accrued liabilities                                      2,149                    765
            Other liabilities                                       (2,324)                   711
         Proceeds from sale of vehicles leased to others             4,042                  3,909
         Expenditures for vehicles leased to others                 (5,953)                (5,726)
                                                                  --------               --------
            Net cash provided by operating activities                5,046                  5,201

Cash flows from investing activities:
   Notes receivable issued                                            (219)                  (488)
   Principal payments received on notes receivable                     253                    454
   Capital expenditures                                             (5,043)                  (274)
   Proceeds from sale of assets                                          3                    176
   Cash paid for acquisitions                                      (11,094)                  -
                                                                  --------               --------
            Net cash used in investing activities                  (16,100)                  (132)

Cash flows from financing activities:
   Net borrowings (repayments) on notes payable                       -                     2,419
   Net repayments on flooring notes payable                         (6,005)                (6,095)
   Principal payments on long-term debt                             (5,919)               (11,265)
   Proceeds from issuance of long-term debt                         11,078                 10,272
   Proceeds from issuance of common stock                            3,866                   -
   Proceeds from minority interest share receivable                   -                       320
   Dividends and distributions                                        -                      (604)
                                                                  --------               --------
            Net cash provided by (used in) financing activities      3,020                 (4,953)
                                                                  --------               --------
Increase (decrease) in cash and cash equivalents                    (8,034)                   116

Cash and cash equivalents:
   Beginning of period                                              15,413                  9,706
                                                                  --------               --------
   End of period                                                  $  7,379               $  9,822
                                                                  --------               --------
                                                                  --------               --------



 The accompanying notes are an integral part of these consolidated statements.

                              LITHIA MOTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

NOTE 1: BASIS OF PRESENTATION
The financial information included herein for the three and nine-month periods ended September 30, 1997 and 1996 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1996 is derived from Lithia Motors, Inc.'s (the Company's) 1996 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1996 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2: CHANGE IN ACCOUNTING PRINCIPLE
Effective January 1, 1997, the Company changed its method of accounting for inventories from the last-in first-out (LIFO) method to the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Management believes the FIFO method is preferable because the FIFO method of valuing inventories more accurately presents the Company's financial position as it reflects more recent costs at the balance sheet date, more accurately matches revenues with costs reported during the period presented and provides comparability to industry information. The financial statements of prior periods have been restated to apply the new method of accounting for inventories retroactively. The effect of this restatement was to increase retained earnings as of January 1, 1996 by $4,896. The restatement decreased net income by $321, or $0.07 per share and $86, or $0.02 per share, for the three and nine-month periods ended September 30, 1996, respectively.

NOTE 3: INVENTORIES
Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method).

                                     September 30, 1997      December 31, 1996
                                     ------------------      -----------------
New and demonstrator vehicles             $33,158                 $19,402
Used vehicles                              14,381                  12,199
Parts and accessories                       3,209                   1,761
                                          -------                 -------
                                          $50,748                 $33,362
                                          -------                 -------
                                          -------                 -------

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

In August 1997, the Company closed its previously announced acquisition of Sun Valley Ford, Inc., a California corporation, dba "Sun Valley Ford Volkswagen Hyundai", located in Concord, California. The Company paid a total of $17.9 million in cash and notes, with bank finance funding a substantial portion of the total payment. Pro forma financial information is as follows:

                          Nine Months Ended
                            September 30,
                        ----------------------
                          1997          1996
                        --------      --------
Total revenues          $251,620      $161,315
Net income                 3,943         1,829
Earnings per share          0.54          0.37

NOTE 5: CREDIT FACILITY
In September 1997, the Company announced an agreement in principal with U.S. Bank for $175 million in credit lines, including $110 million in new, used and program flooring lines, $30 million in acquisition capital and $35 million for other corporate purposes.

NOTE 6: SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                  1997                      1996
                                                 ------                     ----
Cash paid during the period for income taxes     $2,262                     $  -
Cash paid during the period for interest          1,511                      996
Property acquired through debt                    1,424                        -
LIFO to FIFO restatement                          9,620                        -

NOTE 7: EARNINGS PER SHARE
In March 1997, the Financial Accounting Standards Board issued Statement 128, EARNINGS PER SHARE ("SFAS 128"), superseding Opinion 15. This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly higher than the currently presented net income per share since the diluted calculation will also use the average market price instead of the higher of the average or ending market price for its calculations. SFAS 128 is required to be adopted for periods ending after December 15, 1997. Pro forma effects of applying SFAS 128 are as follows:

                                 Three Months Ended    Nine Months Ended
                                   September 30,         September 30,
                                 ------------------    -----------------
                                  1997         1996     1997        1996
                                 -----        -----    -----       -----
Primary EPS as reported          $0.22        $0.09    $0.56       $0.33
Effect of SFAS 128                0.01         0.00     0.03        0.00
                                 -----        -----    -----       -----
Basic EPS as restated            $0.23        $0.09    $0.59       $0.33
                                 -----        -----    -----       -----
                                 -----        -----    -----       -----

Fully diluted EPS as reported    $0.22        $0.09    $0.56       $0.33
Effect of SFAS 128                0.00         0.00     0.00        0.00
                                 -----        -----    -----       -----
Diluted EPS as restated          $0.22        $0.09    $0.56       $0.33
                                 -----        -----    -----       -----
                                 -----        -----    -----       -----

NOTE 8: RECLASSIFICATIONS
Certain reclassifications have been made to the prior period statements to conform to current presentation. Such reclassifications are a result of the change from an S Corporation to a C Corporation as of December 18, 1996, the date of the Company's initial public offering and also as a result of the change in accounting principle discussed above in Note 2.

NOTE 9: SUBSEQUENT EVENTS
On October 1, 1997, the Company closed its previously announced acquisition of Dick Donnelly Automotive Enterprises, Inc., dba Dick Donnelly Lincoln, Mercury, Audi, Suzuki, Isuzu, located in Reno, Nevada. The Company paid a total of $12.8 million in cash and notes, with bank financing funding a substantial portion of the total payment.

On October 3, 1997, the Company closed its previously announced acquisition of Nissan-BMW, Inc., dba Bakersfield Nissan, Acura, BMW ("Bakersfield Nissan-BMW"), located in Bakersfield, California. The Company paid a total of $9.2 million in cash and notes, with bank financing funding a substantial portion of the total payment. The Company is leasing the land and facilities from the Bakersfield Nissan-BMW.

Both the Dick Donnelly and the Bakersfield acquisitions were accounted for as purchase transactions.

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

GENERAL
Lithia Motors is one of the larger retailers of new and used vehicles in the western United States, offering 21 domestic and imported makes of new automobiles and light trucks (including acquisitions that have not yet closed) at 15 locations. As an integral part of its operations, the Company arranges related financing (non-recourse) and insurance and sells parts, service and ancillary products. The Company's headquarters are currently located in Medford, Oregon, where it has a market share of over 40 percent. The Company has grown primarily by successfully acquiring and integrating dealerships and by obtaining new dealer franchises. The Company's strategy is to become a leading acquirer and operator of dealerships in the western United States.

The following table sets forth selected condensed financial data expressed as a percentage of total sales for the periods indicated for the average automotive dealer in the United States.

     AVERAGE U.S. DEALERSHIP            YEAR ENDED DECEMBER 31,
     STATEMENT OF OPERATIONS DATA:      -----------------------
                                         1996             1995
                                        ------           ------
     Sales:
        New vehicles                     57.7%            58.6%
        Used vehicles                    30.4             29.0
        Parts and service, other         11.9             12.4
                                        ------           ------
           Total sales                  100.0%           100.0%

     Gross profit                        12.8%            12.9%
     Total dealership expense            11.3%            11.5%
     Income before taxes                  1.5%             1.4%

__________
Source: NADA INDUSTRY ANALYSIS DIVISION

The following table sets forth selected condensed financial data for the Company, restated using the FIFO method, expressed as a percentage of total sales for the periods indicated below.

                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                    ------------------    -----------------
                                    1997          1996    1997         1996
                                    ----          ----    ----         ----
STATEMENT OF OPERATIONS DATA:
Sales:
   New vehicles                      52%           45%     49%          46%
   Used vehicles                     34            41      37           41
   Service, body, parts and other    14            14      14           13
                                    ----          ----    ----         ----
       Total sales                  100%          100%    100%         100%
Gross profit                         17            18      16           17
Selling, general and administrative  13            14      13           13
                                    ----          ----    ----         ----
Operating income                      4             4       3            4
Other income (expense), net          (1)           (1)      -           (1)
                                    ----          ----    ----         ----
   Income before taxes and minority
     interest                         3%            3%      3%           3%
                                    ----          ----    ----         ----
                                    ----          ----    ----         ----

RESULTS OF OPERATIONS

1997 COMPARED TO 1996
Net sales for the Company increased $49.1 million, or 134 percent, to $85.6 million for the quarter ended September 30, 1997 from $36.5 million for the comparable period of 1996. Net sales increased $101.1 million, or 96 percent, to $206.7 million for the nine months ended September 30, 1997 compared to $105.6 million for the comparable period of 1996. Same store revenue growth for the three and nine month periods ended September 30, 1997 was 5.7 percent and 5.6 percent, respectively, with a 6.3 percent decrease and 5.0 percent increase in used retail revenue, respectively, a 22.2 percent and 20.8 percent increase in other operating revenue, respectively, and a 6.6 percent and 0.2 percent increase in new vehicle sales, respectively.

NEW VEHICLE SALES. The Company sells 21 domestic and imported brands ranging from economy to luxury cars, as well as sport utility vehicles, minivans and light trucks. Revenue on new vehicle sales increased 170 percent to $44.6 million and 110 percent to $101.0 million, respectively, for the three and nine-month periods ended September 30, 1997 compared to $16.5 million and $48.0 million, respectively, for the comparable periods of 1996. These increases were achieved by a 150 percent and 97 percent increase, respectively, in units sold to 2,083 and 4,768, respectively, for the three and nine-month periods ended September 30, 1997 and a 8 percent and 7 percent increase, respectively, in the average selling price to $21,393 and $21,187 respectively, for the three and nine-month periods ended September 30, 1997. The increases are primarily attributable to the Eugene Dodge, Vacaville Toyota, Concord Dodge, Napa Ford, Sun Valley Ford and Sun Valley Volkswagen stores, all of which were acquired since the fourth quarter of 1996. Same store new vehicle revenue was up 6.6 percent and 0.2 percent, respectively, for the three and nine-month periods ended September 30, 1997. The increase in the third quarter is primarily as a result of manufacturer incentives at the end of the model year.

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

USED VEHICLE SALES. The Company offers a variety of makes and models of used cars and light trucks of varying model years and prices. Revenue from retail used vehicle sales increased 75 percent and 64 percent, respectively to $22.4 million and $58.9 million for the three and nine-month periods ended September 30, 1997 from $12.8 million and $35.9 million, respectively, for the comparable periods of 1996. Retail used unit volume increased 76 percent and 56 percent, respectively, to 1,793 units and 4,779 units, respectively, for the three and nine-month periods ended September 30, 1997. The average unit price decreased 1 percent and increased 5 percent, respectively, to $12,499 and $12,327, respectively for the three and nine-month periods ended September 30, 1997. The increases in units and total used retail revenue are attributable to the addition of the six new stores, combined with a same store used retail revenue decrease of 6.3 percent and increase of 5.0 percent, respectively, with a 0.6 percent decrease and a 5.0 percent increase, respectively, in same store average selling prices for the three and nine month periods ended September 30, 1997 compared to the same periods of 1996.

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

SERVICE, BODY, PARTS AND OTHER. The Company's service, body, parts and other operating revenue, the Company's highest margin product area, increased to $12.0 million and $28.3 million, respectively, for the three and nine-month periods ended September 30, 1997, from $4.9 million and $14.1 million, respectively, for the comparable periods of 1996. This increase is primarily due to an increased number of finance and insurance transactions and an increase in revenues derived from service department maintenance and repairs. To a limited extent, revenues from the parts and service department are countercyclical to new car sales as owners repair existing vehicles rather than buy new vehicles. The Company believes this helps mitigate the affects of a downturn in the new vehicle sales cycle.

GROSS PROFIT. Gross profit increased to $14.2 million and $33.8 million, respectively, for the three and nine-month periods ended September 30, 1997, compared with $6.6 million and $18.2 million, respectively, for the
comparable periods of 1996.   These increases are primarily due to an
increase in new and used vehicle unit sales during the periods at the Company's new stores as discussed above. Gross profit margins were 16.6 percent and 16.4 percent, respectively, for the three and nine-month periods ended September 30, 1997 compared to 18.0 percent and 17.2 percent for the comparable periods of 1996. The decrease in the gross profit margin is primarily attributable to large volume increases at certain key stores. As volumes increase, gross profit margin typically decreases. The margins on the newly acquired stores have improved, however, from pre-acquisition margins. The decrease in gross profit margins for the three and nine-month periods was primarily a result of increased volume at several of the Company's stores during 1997. The Company's gross profit margin continues to exceed the average U.S. dealership gross profit margin of 12.8 percent for 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("SG&A"). The Company's SG&A expense increased to $11.2 million and $26.7 million (13.0 percent and 12.9 percent, respectively, of total sales), respectively, for the three and nine-month periods ended September 30, 1997 compared to $5.2 million and $14.5 million (14.2 percent and 13.7 percent, respectively, of total sales), respectively, for the comparable periods of 1996. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in sales and increased costs associated with being a public company. The decrease in SG&A as a percent of total sales is a result of economies of scale gained as the fixed expenses are spread over a larger revenue base.

INCOME TAX EXPENSE. The Company's effective tax rate for the three and nine-month periods ended September 30, 1997 was 38.6 percent compared to 38.4 percent (on a pro forma basis) for the comparable periods of 1996. The Company's effective tax rate may be effected by the purchase of new stores in jurisdictions with tax rates either higher or lower than the current estimated rate.

NET INCOME. Net income was $1.6 million and $4.1 million (1.9 percent and 2.0 percent, respectively, of total sales), respectively, for the three and nine-month periods ended September 30, 1997 compared to $0.7 million and $2.0 million (2.0 percent and 2.0 percent, respectively, of total sales), respectively, on a pro forma basis, for the comparable periods of 1996, as a result of the individual line item changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES
At September 30, 1997 the Company had working capital of $23.0 million, which included $7.4 million of cash and cash equivalents. The $8.0 million decrease in cash since December 31, 1996 is primarily a result of $11.1 million used for acquisitions and $5.0 million used for the purchase of property and equipment, offset by $5.0 million provided by operations, and $3.9 million in net proceeds from the sale of the Company's common stock as a result of the exercise of the underwriters' overallotment option. The current ratio at September 30, 1997 was 1.5:1 compared to 1.9:1 at December 31, 1996.

Trade receivables increased $3.7 million to $6.0 million at September 30, 1997 from $2.3 million at December 31, 1996, primarily as a result of the acquisitions since the Company's initial public offering in December 1996.

Inventories increased $17.4 million to $50.7 million at September 30, 1997 from $33.4 million at December 31, 1996 primarily as a result of vehicles acquired with the Company's 1997 acquisitions.

Property and equipment increased $7.3 million to $11.9 million at September 30, 1997 from $4.6 million at December 31, 1996 primarily as a result of the purchase of a new body and paint shop, a vacant parcel of land, which is being held for future development, and property and equipment acquired with the acquisitions since the Company's initial public offering in December 1996.

Total debt, excluding flooring lines, increased by $10.5 million to $19.0 million at September 30, 1997 compared to $8.5 million at December 31, 1996, primarily as a result of 1997 acquisitions. At September 30, 1997, the Company's debt to equity ratio was 53 percent.

In September 1997, the Company announced an agreement in principal with U.S. Bank for $175 million in credit lines, including $110 million in new, used and program flooring lines, $30 million in acquisition capital and $35 million for other corporate purposes. Management believes that the Flooring Line provides the Company with financing at rates lower than those available from manufacturers. At September 30, 1997, there was approximately $33.9 million outstanding under the Flooring Line and $52.8 million outstanding under the credit facility in total.

Total shareholders' equity increased $8.0 million in the first nine months of 1997 as a result of the underwriters' exercise of their over allotment option for 375,000 additional shares of Class A Common Stock for a total of $3.9 million, $3.2 million of non-cash, after-tax LIFO reserves resulting from the conversion to the FIFO method of accounting (the industry standard) and $4.1 million of retained earnings from the nine months ended September 30, 1997.

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

In July 1997, the Company closed its previously announced acquisition of Magnussen-Barbee Ford Lincoln Mercury of Napa, California. The Company paid a total of $7.9 million in cash and notes for all of the assets of the dealerships, with bank financing funding a substantial portion of the total payment.

In August 1997, the Company closed its previously announced acquisition of Sun Valley Ford, Inc., a California corporation, dba "Sun Valley Ford Volkswagen Hyundai", located in Concord, California. The Company paid a total of $17.9 million in cash and notes, with bank financing funding a substantial portion of the total payment.

On October 1, 1997, the Company closed its previously announced acquisition of Dick Donnelly Automotive Enterprises, Inc., dba Dick Donnelly Lincoln, Mercury, Audi, Suzuki, Isuzu, located in Reno, Nevada. The Company paid a total of $12.8 million in cash and notes, with bank financing funding a substantial portion of the total payment.

On October 3, 1997, the Company closed its previously announced acquisition of Nissan-BMW, Inc., dba Bakersfield Nissan, Acura, BMW ("Bakersfield Nissan-BMW"), located in Bakersfield, California. The Company paid a total of $9.2 million in cash and notes, with bank financing funding a substantial portion of the total payment. The Company is leasing the land and facilities from the Bakersfield Nissan-BMW.

As of the date of this filing, the Company did not have any pending acquisitions.

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

NEW ACCOUNTING PRONOUNCEMENTS
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). This statement establishes a different method of computing net income per share than is currently required under the provisions of Accounting Principles Board Opinion No. 15. Under SFAS 128, the Company will be required to present both basic net income per share and diluted net income per share. Basic net income per share is expected to be comparable or slightly higher than the currently presented net income per share as the effect of dilutive stock options will not be considered in computing basic net income per share. Diluted net income per share is expected to be comparable or slightly higher than the currently presented net income per share since the diluted calculation will also use the average market price instead of the higher of the average or ending market price for its calculations. The Company expects to adopt SFAS 128 in the fourth quarter of 1997 and, at that time, all historical net income per share data presented will be restated to conform to the provisions of SFAS 128.

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

    Exhibit No.
    -----------
    2.1     Agreement for Purchase and Sale of Business Assets, by and between
            Sun Valley Ford, Inc., a California corporation, dba Sun Valley
            Ford Volkswagen Hyundai, and the Company, dated April 2, 1997, previously filed with the Company's Form 10-Q for the quarter ended
            June 30, 1997 as filed with the Securities and Exchange Commission on August 12, 1997, and is incorporated herein by reference.
    2.2     Agreement for Purchase and Sale of Business Assets, by and between
            Nissan-BMW, Inc., a California corporation, dba Bakersfield Nissan,
            Acura, BMW, and the Company, dated June 26, 1997, previously filed with the Company's Form 10-Q for the quarter ended June 30, 1997 as filed with the Securities and Exchange Commission on August 12,
            1997, and is incorporated herein by reference.
    2.3     Agreement for Purchase and Sale of Business Assets, by and between
            Dick Donnelly Automotive Enterprises, Inc., a Delaware corporation, dba Dick Donnelly Lincoln, Mercury, Audi, Suzuki, Isuzu, and the
            Company, dated July 8, 1997, previously filed with the Company's
            Form 10-Q for the quarter ended June 30, 1997 as filed with the
            Securities and Exchange Commission on August 12, 1997, and is
            incorporated herein by reference.
    10.1    Promissory Note for Leasehold Improvements by and between Lithia
            Motors, Inc. and Sun Valley Ford, Inc., dated August 8, 1997, as previously filed with the Company's Form 8-K dated August 8, 1997 as filed with the Securities and Exchange Commission on August 21,
            1997, and is incorporated herein by reference.
    10.2    Promissory Note for Intangible Assets by and between Lithia Motors,
            Inc. and Sun Valley Ford, Inc., dated August 8, 1997, as previously filed with the Company's Form 8-K dated August 8, 1997 as filed with the Securities and Exchange Commission on August 21, 1997, and
            is incorporated herein by reference.
    10.3    Standard Industrial Lease, as amended, and assignment thereof, by and between Lithia Motors, Inc., Edmund C. Bartlett, Jr. and Anna
            Bartlett and Sun Valley Ford, Inc., dated July 16, 1997, as previously filed with the Company's Form 8-K/A dated August 8, 1997 as filed with the Securities and Exchange Commission on October 14,
            1997, and is incorporated herein by reference.
    10.4    Lease Agreement, and assignment thereof, by and between Lithia
            Motors, Inc., George Valente and Lena E. Valenta and Sun Valley
            Ford, Inc., dated August 4, 1997, as previously filed with the
            Company's Form 8-K/A dated August 8, 1997 as filed with the
            Securities and Exchange Commission on October 14, 1997, and is
            incorporated herein by reference.
    11      Calculations of Net Income Per Share
    18      Letter re change in accounting principles, previously filed as exhibit 18 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997, as filed with the Securities and
            Exchange Commission on May 13, 1997 and incorporated herein by reference.
    27      Financial Data Schedule

(b) Reports on Form 8-K
The Company filed a report on Form 8-K under Item 2., Acquisition or Disposition of Assets and Item 7., Financial Statements and Exhibits, dated August 8, 1997 and filed with the Securities and Exchange Commission on August 21, 1997.

The Company filed a report on Form 8-K under Item 2., Acquisition or Disposition of Assets and Item 7., Financial Statements and Exhibits dated July 1, 1997 and filed with the Securities and Exchange Commission on July 16, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 6, 1997             LITHIA MOTORS, INC.


                                    By /s/ SIDNEY B. DEBOER
                                    --------------------------------------------
                                    Sidney B. DeBoer
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                    By /s/ BRIAN R. NEILL
                                    --------------------------------------------
                                    Brian R. Neill
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)