Form 10-K
period 1997-12-31
LITHIA MOTORS INC
filed 1998-03-31
CIK 1023128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                                     FORM 10-K
                                ____________________

   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended: December 31, 1997
                                         OR
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
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


                                   541-776-6899
                (Registrant's telephone number including area code)
         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE
            SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                      CLASS A COMMON STOCK, WITHOUT PAR VALUE
                                  (Title of Class)
                                ____________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K.   [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $22,921,600 as of February 27, 1998 based upon the last sales price ($16.00) as reported by the Nasdaq National Market System.

The number of shares outstanding of the Registrant's Common Stock as of February 27, 1998 was: Class A: 2,925,550 shares and Class B: 4,110,000 shares.

                        DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Information Statement, relating to the 1998 Annual Meeting of Shareholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                LITHIA MOTORS, INC.
                            1997 FORM 10-K ANNUAL REPORT
                                 TABLE OF CONTENTS

                                                                           Page
                                                                           ----
                                        PART I

 Item 1.   Business                                                          2

 Item 2.   Properties                                                       14

 Item 3.   Legal Proceedings                                                16

 Item 4.   Submission of Matters to a Vote of Security Holders              16

                                       PART II

 Item 5.   Market for Registrant's Common Equity and Related Stockholder
           Matters                                                          16

 Item 6.   Selected Financial Data                                          17

 Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                            18

 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk       25

 Item 8.   Financial Statements and Supplementary Data                      25

 Item 9.   Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure                                             25

                                       PART III

 Item 10.  Directors and Executive Officers of the Registrant               26

 Item 11.  Executive Compensation                                           26

 Item 12.  Security Ownership of Certain Beneficial Owners and Management   26

 Item 13.  Certain Relationships and Related Transactions                   26

                                       PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K  27


 Signatures                                                                 33

                                       PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS AND RISK FACTORS
This Form 10-K contains forward-looking statements. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward looking statements. These risk factors include, but are not limited to, the cyclical nature of automobile sales, the intense competition in the automobile retail industry and the Company's ability to negotiate profitable acquisitions and secure manufacturer approvals for such acquisitions.

GENERAL
Lithia Motors is a leading automotive retailer offering a total of 21 brands in 22 locations in the western United States. The Company currently operates 12 dealerships in California, 7 in Oregon and 3 in Nevada. The Company sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers. Since December 1996 when the Company completed its initial public offering, Lithia has acquired
17 dealerships and is actively pursuing additional acquisitions.

In 1997, the Company generated record total sales, net income and unit sales of new and used vehicles. Total sales increased to $319.8 million in 1997 from $142.8 million in 1996, an increase of 124%. For the same period, net income increased to $6.0 million from $2.6 million (pro forma), an increase of 129%. In the fourth quarter of 1997, the Company's total sales and net income were $113.1 million and $1.9 million, respectively, representing growth of 203% and 234% compared to the same period in 1996. New vehicle unit sales increased to 7,493 in 1997 from 3,274 in 1996, an increase of 129%, and retail used vehicle unit retail sales increased from 4,156 to 7,148, an increase of 72%.

Lithia was founded in 1946 and its two senior executives have managed the Company for over 27 years. Management has developed and implemented its acquisition and operating strategies which have enabled the Company to successfully identify, acquire and integrate dealerships, achieving profitability superior to industry averages. In 1997, the Company was able to achieve a gross profit margin of 16.7% and a pre-tax margin of 3.0%, versus 12.9% and 1.5%, respectively, for the industry (latest 1996 data).

The Company intends to continue to take advantage of the consolidation opportunities in the $640 billion automotive retailing industry. According to industry data, the number of franchised automobile dealerships has declined from more than 36,000 dealerships in 1960 to approximately 22,000 in 1997. Currently, the largest 100 dealer groups generate less than 10% of total industry sales and control approximately 5% of all franchised automobile dealerships. Several economic and industry factors are expected to lead to the further consolidation of the automobile retailing industry, including increasing capital requirements necessary to operate an automobile dealership, the fact that many dealerships are owned by individuals nearing retirement age who are seeking exit opportunities, and the desire of manufacturers to strengthen their dealer networks through consolidation. The Company believes that it is well positioned to continue to capitalize on the highly fragmented and consolidating automotive retail industry.

GROWTH STRATEGY
The Company has become a leading acquiror of automobile dealerships in the western United States. The Company pursues a disciplined acquisition strategy, targeting acquisitions in certain under-dealered markets where management believes the Company has the opportunity to acquire a cluster of dealerships over time and build a significant market presence. This strategy is patterned after the Company's operations in southern Oregon where, prior to two recent acquisitions, the Company operated 5 dealerships with annual revenues approximating $135 million. The Company's current core markets are South-Central Oregon, the Northeast Bay Area and South-Central Valley regions of California, and Northern Nevada. Within these markets, the Company's evaluation of potential acquisitions takes into account a dealership's size and reputation, and the brand of vehicles sold by the dealership.

Over the last 16 months, the Company has completed the purchase of 17 dealerships with pre-acquisition annual revenues of approximately
$454 million for an aggregate net investment of $48.6 million (excluding real estate purchases or borrowings on credit lines to finance acquired vehicle inventories and equipment). In addition, the Company has one pending fill-in acquisition in an existing core market. The following table sets forth certain information regarding recent acquisitions:

                                                                                              PRIOR-YEAR
                                                                                                ANNUAL
                                                                                              REVENUES (1)          DATE
           REGION                      LOCATION                   BRANDS                       (MILLIONS)         ACQUIRED
-------------------------------    -----------------   ------------------------------------   ------------     --------------
South-Central Oregon               Eugene, OR          Dodge, Dodge Trucks                      $    32        December 1996
                                   Medford, OR         Nissan, BMW                                   15        February 1998

Northeast Bay Area, California     Vacaville, CA       Toyota                                        28        December 1996
                                   Concord, CA         Dodge, Dodge Trucks, Isuzu                    39        April 1997
                                   Napa, CA            Ford, Lincoln-Mercury                         24        July 1997
                                   Concord, CA         Ford                                          70        August 1997
                                   Concord, CA         Volkswagen                                              August 1997

South-Central Valley, California   Bakersfield, CA     Nissan                                        41        October 1997
                                   Bakersfield, CA     BMW, Acura                                              October 1997
                                   Fresno, CA          Ford                                          60        December 1997
                                   Fresno, CA          Mazda                                                   December 1997
                                   Fresno, CA          Nissan                                        40        January 1998
                                   Fresno, CA          Jeep, Hyundai                                           January 1998
                                   Bakersfield, CA     Jeep                                          18        March 1998

Northern Nevada                    Reno, NV            Isuzu, Lincoln-Mercury, Suzuki, Audi          78        October 1997
                                   Sparks, NV          Isuzu, Lincoln-Mercury, Suzuki                          October 1997
                                   Reno, NV            Volkswagen                                     9        February 1998
                                                                                                -------
                                                                                                $   454
                                                                                                -------
                                                                                                -------

_______________
(1) Revenues taken from dealer statements for the year prior to acquisition.

Based upon its current dealership locations, the percentage share of the Company's total revenues from each region is approximately: South-Central Oregon
- 31%; Northeast Bay Area, California - 27%; South-Central Valley, California - 27%; and Northern Nevada - 15%.

OPERATING STRATEGY
Upon completing an acquisition, the Company installs its management information systems as soon as possible and implements its operating strategy. The Company's operating strategy consists of the following elements:

VALUE PARTNERSHIP WITH MANUFACTURERS. The Company recognizes that the manufacturers are true partners through the franchise system. They are all large well-developed companies with enormous resources committed to the franchise as the method of retailing their products. They lend support in training the Company's employees, in allocating vehicles, in designing systems for operations, in selling slower-moving inventories through incentives and rebates, and in advertising through regional and national sources. The Company relies on this help and encourages their assistance as a welcome partner. The Company cooperates in facility design, in marketing efforts, and in program support.

PROVIDE A BROAD RANGE OF PRODUCTS AND SERVICES. The Company offers a broad range of products and services including a wide selection of new and used cars and light trucks, vehicle financing and insurance and replacement parts and service. At its 22 locations, the Company offers, collectively, 21 makes of new vehicles including Dodge, Dodge Trucks, Chrysler, Plymouth, Jeep, Ford, Lincoln-Mercury, Toyota, Isuzu, Nissan, Volkswagen, Audi, Honda, Acura, Suzuki, BMW, Saturn, Pontiac, Mazda and Hyundai. In addition, the Company sells a variety of used vehicles at a broad range of prices. By offering new and used vehicles and an array of complementary services at each of its locations, the Company seeks to increase customer traffic and meet specific customer needs. The Company believes that offering numerous new vehicle brands appeals to a variety of customers, minimizes dependence on any one manufacturer and reduces its exposure to supply problems and product cycles.

FOCUS ON USED VEHICLE SALES. In addition to the sale of new vehicles, a key element of the Company's operating strategy is to focus on the sale of used vehicles. The Company believes that a well-managed used vehicle operation at each location affords it an opportunity to (i) generate additional customer traffic from a wide variety of prospective buyers, (ii) increase new and used vehicle sales by aggressively pursuing customer trade-ins, (iii) generate incremental revenues from customers financially unable or unwilling to purchase a new vehicle, and (iv) increase ancillary product sales to improve overall profitability. To maintain a broad selection of high quality used vehicles and to meet local demand preferences, the Company acquires used vehicles from trade-ins and a variety of sources nationwide, including direct purchases and manufacturers' and independent auctions. The Company's goal is to sell 1.5 retail used vehicles for every new vehicle sold, compared to an industry average ratio of 0.8-to-1. The Company strives to attract customers and enhance buyer satisfaction by offering multiple financing options, a 10-day/500-mile "no questions asked" exchange program and a 60-day/3,000-mile warranty on every used vehicle sold.

EMPHASIZE SALES OF HIGHER MARGIN PRODUCTS AND SERVICES. The Company generates substantial incremental revenue and achieves higher profitability through the sale of certain ancillary products and services such as financing and insurance, extended service contracts and vehicle maintenance. Employees receive special training and are compensated on a commission basis to sell such products and services. In 1997, the Company arranged financing for 71% of its new vehicle sales and 74% of its used vehicle sales, compared to 42% and 51%, respectively, for the average automobile dealership in the United States (1996 data). Sales of these other ancillary products and services represent 14% of Lithia's total sales, compared to 12% for the average U.S. dealership. The Company also sells extended service coverage and other vehicle protection packages, which the Company believes enhances the value of the vehicle and provides a higher level of customer satisfaction.

EMPLOY PROFESSIONAL MANAGEMENT TECHNIQUES. The Company employs professional management practices in all aspects of its operations, including information technology, employee training, profit-based compensation and cash management. These efforts have been critical in managing the rapid growth in new stores over the last 16 months. Each dealership is its own profit center and is managed by a trained and experienced general manager who has primary responsibility for decisions relating to inventory, advertising, pricing and personnel. The general manager is assisted by a 5-person operations support team consisting of specialists in the areas of new vehicle sales, used vehicle sales, finance and insurance, service and parts, and back office administration (including accounting and management information systems). The Company compensates its general managers and department managers based on the profitability of their dealerships and departments, respectively. Senior management utilizes computer-based management information systems to monitor each dealership's sales, profitability and inventory on a daily basis and to identify areas requiring improvement. The Company believes the application of its professional management practices provides it with a competitive advantage over many dealerships and is critical to its ability to achieve levels of profitability superior to industry averages.

FOCUS ON CUSTOMER SATISFACTION AND LOYALTY. The Company emphasizes customer satisfaction throughout its organization and continually seeks to maintain its reputation for quality and fairness. The Company trains its sales personnel to identify an appropriate vehicle for each of its customers at an affordable price. In 1996, the Company implemented an innovative customer-oriented marketing program entitled "Priority You" which provides the Company's retail customers six value-added services which the Company believes are important to overall customer satisfaction, including a commitment to (i) provide a customer credit check within 10 minutes, (ii) complete a used vehicle appraisal within 30 minutes, (iii) complete the paper work within 90 minutes for a vehicle purchase,
(iv) provide a 10-day/500-mile "no questions asked" right of exchange on any used vehicle sold, (v) provide a warranty on all used vehicles sold for 60 days/3,000 miles and (vi) make a donation to a local charity or educational organization for every vehicle sold. The Company believes "Priority You" will help differentiate it from many other dealerships, thereby increasing customer traffic and developing stronger customer loyalty.

The Company has received a number of dealer quality and customer satisfaction awards from various manufacturers. Most recently, Lithia's Medford and Grants Pass, Oregon Chrysler product dealerships achieved Chrysler's highest recognition for dealer excellence, the Five-Star Certification. The Medford location was the first to receive this certification in the Pacific Northwest.

DEALERSHIP OPERATIONS
The Company owns and operates 12 dealership locations in California, 7 in Oregon and 3 in Nevada. Each of the Company's dealerships sell new and used vehicles and related automotive parts and services. The Company's primary target market comprises middle-income customers seeking moderately-priced vehicles. The Company offers 21 makes of new vehicles, including Dodge, Dodge Trucks, Chrysler, Plymouth, Jeep, Ford, Lincoln-Mercury, Toyota, Isuzu, Nissan, Volkswagen, Audi, Honda, Acura, Suzuki, BMW, Saturn, Pontiac, Mazda and Hyundai.

The operations of each of the Company's locations are overseen by a general manager, who has primary responsibility for all aspects of the operations of the dealership, including new and used vehicle inventory, advertising and marketing, and the selection of personnel. Each location is operated as a profit center and each general manager's compensation is based on dealership profitability. Each general manager reports directly to the Company's Chief Operating Officer. In addition, each dealership's general sales manager, used vehicle manager, parts manager, service manager and F&I managers report directly to the general manager and are compensated based on the profitability of their respective departments.

     NEW VEHICLE SALES. The Company sells 21 domestic and imported brands ranging from economy to luxury cars, sport utility vehicles, minivans and light trucks. In 1997, the Company sold 7,493 new vehicles generating revenues of $161.3 million, which constituted 50.4% of the Company's total revenues. The following table sets forth, by manufacturer, the percentage of new vehicle sales by the Company during the fourth quarter of 1997.

                                                             1997 FOURTH QUARTER
                                                                PERCENTAGE OF
MANUFACTURER                                                   NEW VEHICLE SALES
------------                                                 -------------------
Chrysler (Chrysler, Plymouth, Dodge, Jeep, Dodge Trucks)             32%
Ford (Ford, Lincoln, Mercury)                                        27%
Toyota                                                               12%
Isuzu                                                                 8%
Nissan                                                                5%
Volkswagen, Audi                                                      4%
BMW                                                                   4%
Honda (Acura, Honda)                                                  3%
General Motors (Saturn, Pontiac)                                      2%
Suzuki                                                                2%
Mazda                                                                 1%
Hyundai                                                               *
                                                                    ----
                                                                    100%
                                                                    ----
                                                                    ----

_______________
*    Acquired in 1998.

The following table sets forth the Company's sales and gross profit margins for new vehicle sales for the periods presented.

(dollars in thousands)    1993        1994       1995        1996         1997
                         -------     -------    -------     -------     --------
Units                      2,464       2,744      2,715       3,274        7,493
Sales                    $42,663     $51,154    $53,277     $65,092     $161,294
Gross profit margin         12.8%       12.5%      12.8%       13.1%       11.4%

The Company purchases substantially all of its new car inventory directly from manufacturers who allocate new vehicles to dealerships based on the amount of vehicles sold by the dealership and by the dealership's market area. The Company will also exchange vehicles with other dealers to accommodate customer demand and to balance inventory.

As required by law, the Company posts the manufacturer's suggested retail price on every new vehicle. As is customary in the automobile industry, the final sales price of a new vehicle is generally negotiated with the customer. However, at the Company's Saturn dealership the Company does not deviate from the posted price. The Company is continually evaluating its pricing practices and policies in light of changing consumer preferences and competitive factors.

     USED VEHICLE SALES. The Company offers a variety of makes and models of used cars and light trucks of varying model years and prices. Used vehicle sales are an important part of the Company's overall profitability. In 1997, the Company sold 12,138 used vehicles generating revenues of $113.1 million, which constituted 35.4% of the Company's total revenue. The Company has made a strategic commitment to emphasize used vehicle sales. As part of its focus on used vehicle sales, the Company retains a full-time used vehicle manager at each of its locations and has allocated additional financing and display space to this effort.

The Company sells used vehicles to retail customers and, in the case of vehicles in poor condition or vehicles which have not sold within a specified period of time, to other dealers and to wholesalers. As the table below reflects, sales to other dealers and to wholesalers are frequently at or close to cost and, therefore, affect the Company's overall gross profit margin on used vehicle sales. Excluding wholesale transactions, the Company's gross profit margin on used vehicle sales was 11.4% in 1997, as compared to the industry average for 1996 of 11.0%. The following table reflects used vehicle sale transactions of the Company from 1993 through December 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(dollars in thousands)        1993        1994       1995        1996       1997
                            --------    --------   --------    --------   ---------
Retail units                  3,076       3,372      3,302       4,156       7,148
Retail sales                $29,680     $36,382    $36,997     $48,697     $88,571
Retail gross margin            13.9%       13.5%      13.2%       12.8%       11.4%

Wholesale units               1,642       1,834      1,842       2,348       4,990
Wholesale sales              $5,306      $5,999     $7,064      $9,914     $24,528
Wholesale gross margin          3.0%        3.0%       2.4%        1.7%        0.4%

Total units                   4,718       5,206      5,144       6,504      12,138
Total sales                 $34,986     $42,381    $44,061     $58,611    $113,099
Total gross margin             12.3%       12.0%      11.4%       10.9%        9.1%

The Company acquires the majority of its used vehicles through customer trade-ins. The Company also acquires its used vehicles at "closed" auctions which may be attended only by new vehicle dealers and which offer off-lease, rental and fleet vehicles, and at "open" auctions which offer repossessed vehicles and vehicles being sold by other dealers.

The Company sells the majority of its used vehicles to retail purchasers. In an effort to reach the Company's objective of 1.5 retail used vehicle sales for every new vehicle sale, the Company employs innovative marketing programs, such as "Priority You," which offers a 60-day/3,000-mile warranty and a 10-day/500-mile "no questions asked" exchange program on every used vehicle it sells in order to generate customer confidence in his or her purchasing decision. Each dealership's used vehicle manager is responsible for the purchasing and pricing of the used vehicle inventory. The Company strives to sell each of its used vehicles within 60 days of acquisition and financially motivates its used vehicle managers to effect such sales within that period.

     VEHICLE FINANCING AND LEASING. The Company believes that its customers' ability to obtain financing at its dealerships is critical to its ability to sell new and used vehicles and ancillary products and services. The Company provides a variety of financing and leasing alternatives in order to meet the specific needs of each potential customer. The Company believes its ability to obtain customer-tailored financing on a "same day" basis provides it with an advantage over many of its competitors, particularly smaller competitors who lack the resources to offer vehicle financing or who do not generate sufficient volume to attract the diversity of financing sources that are available to the Company. Because of the high profit margins which are typically generated through sales of F&I products, the Company employs more than one F&I manager at its dealership locations. The Company's F&I managers have extensive knowledge regarding available financing alternatives and sources and are specially trained to determine the customer's financing needs to enable the customer to purchase or lease an automobile. The Company seeks to finance or arrange financing for every vehicle it sells and has financed or arranged financing for a larger percentage of its transactions than the industry average. During 1997, the Company financed or arranged for financing for over 71% of its new vehicle sales and 74% of its used vehicle sales, compared to an industry average of 42% and 51%, respectively (latest 1996 data).

The Company maintains close relationships with a wide variety of financing sources and arranges financing for its customers with those sources that are best suited to satisfy its customers' particular needs. The Company also utilizes financing sources, whenever possible, that maximize the Company's revenues on the sale of the loan or lease to such source. The interest rates available and the required down payment, if any, depend to a large extent, upon the bank or other institution providing the financing and the credit history of the particular customer. Currently, the Company has relationships with approximately 30 banks and other financial institutions who are in a position to provide financing for automobile purchases or leases by the Company's customers. The Company's F&I managers have close working relationships with third-party financing sources which enables them to quickly determine a customer's credit position and confirm the type and level of financing that the third party can commit to provide. A credit check generally occurs within minutes while the customer remains at the dealership, allowing the sales manager to assist the customer in making a fully informed decision regarding the terms of the transaction.

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

The Company offers third party extended service contracts which provide that, for a predetermined and prepaid price, all designated repairs covered by the plan during its term will be made at no additional charge above the deductible. While all new vehicles are sold with the automobile manufacturer's standard warranty, service plans provide additional coverage beyond the time frame or scope of the manufacturer's warranty. Purchasers of used vehicles are offered a similar extended service contract, even if the selected vehicle is no longer under the manufacturer's warranty.

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

     PARTS AND SERVICE, BODY AND PAINT SHOP. The Company considers its parts and service and body and paint operations to be an integral part of its customer service program and an important element of establishing customer loyalty. The Company provides parts and service primarily for the new vehicle brands sold by the Company's dealerships but may also service other vehicles. In 1997, the Company's parts and service operations generated $29.8 million in revenues, or 9.3% of total revenues. The Company uses a variable pricing structure designed to reflect the difficulty and sophistication of different types of repairs. The mark-up on a part is based upon the cost and availability of such part.

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

The Company has operated a full-service body and paint shop since 1970. In 1997, it completed a body and paint shop to service all of the Company's dealerships located in southwest Oregon, other dealerships in the area that do not own a body and paint shop, and a number of major automotive casualty insurance companies that contract with the Company to perform insurance repairs.

SALES AND MARKETING
The Company places particular emphasis on customer satisfaction throughout its organization and continually seeks to maintain its reputation for quality and fairness. The Company's sales force works closely with each customer to identify an appropriate vehicle at a price affordable to that customer. The Company believes that its "counseling" approach during the sales process increases the likelihood that a customer will be satisfied with the vehicle purchased over a longer time period and enables the Company to sell more vehicles at higher gross profit margins.

The Company recently implemented a marketing program entitled "Priority You," which provides the Company's retail customers six value-added services which the Company believes are important to the overall satisfaction of the customer, including a commitment to (i) provide a customer credit check within 10 minutes,
(ii) complete a used vehicle appraisal within 30 minutes, (iii) complete the paper work within 90 minutes for a vehicle purchase, (iv) provide a 10-day/500-mile "no questions asked" right of exchange on any used vehicle sold,
(v) provide a 60-day/3,000-mile warranty on all used vehicles sold and (vi) make a donation to a local charity or educational organization for every vehicle sold. The Company believes "Priority You" will help differentiate it from traditional dealerships, and thereby increase customer traffic and develop customer loyalty.

Advertising and marketing play a significant role in the success of the Company. The competitive environment of the automobile dealership industry requires that a substantial portion of each sales dollar be allocated to advertising. However, as is the case with most franchised automobile dealerships, approximately 75% of the Company's advertising and marketing expenses are paid for by the automobile manufacturers. The manufacturers also provide the Company with market research, which assists the Company in developing its own advertising and marketing campaigns. The Company believes that it receives significant benefit from manufacturers' advertising, particularly in the medium-sized markets in which the Company has been the only representative of a manufacturer.

The Company's marketing efforts focus on a wide range of potential buyers. The Company offers a variety of new and used cars and light trucks at a wide range of prices and with various financing terms. The Company utilizes most forms of media in its advertising, including television, newspaper, radio and direct mail, including periodic mailers to previous customers. The Company primarily uses advertising that focuses on developing its image as a reputable dealer, offering quality service, affordable automobiles and financing for all potential buyers. In addition, the Company's individual dealerships periodically sponsor price discounts or other promotions designed to attract additional customers. Each dealership has substantial control over the content and timing of its promotions, although all advertising is coordinated by the Company. As the Company owns several dealerships in most of the markets it serves, it realizes cost savings on its advertising expenses from volume discounts and other media concessions. The Company also participates as a member of a number of advertising cooperatives or associations whose members, among other things, pool their resources and expertise together with that of the manufacturer to develop advertising aimed at benefiting all of their members.

MANAGEMENT INFORMATION SYSTEM
The Company's financial information, operational and accounting data and other related statistical information are consolidated, processed and maintained at its headquarters in Medford, Oregon, on a network of server computers and work stations. The flexible nature of the Company's installed network allows for accumulation, processing and distribution of information using ADP, Inc. and Reynolds & Reynolds computing programs. ADP, Inc. and Reynolds & Reynolds are national software providers for many companies including automotive dealers. All sales and expense information, and other data related to the operations of each dealership or other Company facility, are entered at each location. This system allows senior management to access detailed information on a "real time" basis from all of the Company's dealerships and other stores regarding, for example, the makes and models of automobiles in its inventory, the mix of new and used automobile sales, the number of automobiles being sold or leased, the percentage of vehicles for which the Company arranged financing or sold ancillary products and services, the profit margins being obtained on sales and the relative performances of the Company's dealerships to each other. Such information is also available to each dealership's general manager. Reports can be generated that set forth and compare revenue and expense data by department and by store, allowing management to quickly analyze the results of operations, identify trends in the business, and focus on areas that require attention or improvement. The Company believes that its management information system also allows its general managers to quickly respond to changes in consumer preferences and purchasing patterns, thereby maximizing inventory turnover.

The Company believes that its management information system is a key factor in successfully incorporating newly acquired businesses into the Company. Following each acquisition, the Company installs its management information system at the dealership location, thereby quickly making the financial, accounting and other operational data easily accessible to senior management at the Company's corporate offices. With access to such data, senior management can more efficiently execute the Company's operating strategy at the newly acquired dealership.

CASH MANAGEMENT
The Company employs a centralized cash management system designed to maximize returns and minimize interest expense. The Company's new vehicle flooring line is supplied by the Company's bank, rather than by automobile manufacturers, unlike many dealerships that do not have the financial condition or results of operations that would permit them to obtain bank financing on terms more favorable than those offered by manufacturers. As a result, the Company's interest rate for flooring financing is 150 to 200 basis points below the rates currently available to it from most manufacturers. In addition, in order to minimize the outstanding balance under the Company's Flooring Line, all available excess cash in the Company's various checking accounts is automatically transferred at the end of each weekday to a central collateral account at U.S. Bank N.A. These funds are used to pay down the balance under the Flooring Line, thereby reducing interest expense. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

RELATIONSHIPS WITH AUTOMOBILE MANUFACTURERS
The Company has, either directly or through its subsidiaries, entered into franchise or dealer sales and service agreements with each manufacturer of the new vehicles it sells. The Company currently has agreements with Chrysler Corporation (Chrysler, Plymouth, Dodge,

Dodge Trucks, Jeep), American Honda Motor Co. Inc. (Honda, Acura), American Isuzu Motors, Inc. (Isuzu), Ford Motor Company (Ford, Lincoln, Mercury), General Motors Corporation (Pontiac), Mazda Motor of America, Inc. (Mazda), Saturn Corporation (Saturn), Toyota Motor Distributors, Inc. (Toyota), Nissan Motor Corporation, U.S.A. (Nissan), American Suzuki Motor Corporation (Suzuki), Audi of America, Inc. (Audi), BMW of North America, Inc. (BMW), Hyundai Motor America (Hyundai), and Volkswagen of America (Volkswagen) (herein collectively referred to as "manufacturers").

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

Most franchise agreements expire after a specified period of time, ranging from one to five years; however, some franchise agreements, including those with Chrysler, have no termination date. The typical franchise agreement provides for early termination or non-renewal by the manufacturer under certain circumstances such as change of management or ownership without manufacturer consent, insolvency or bankruptcy of the dealership, death or incapacity of the dealer manager, conviction of a dealer manager or owner of certain crimes, misrepresentation of certain information by the dealership, dealer manager or owner to the manufacturer, failure to adequately operate the dealership, failure to maintain any license, permit or authorization required for the conduct of business, or a material breach of other provisions of the franchise agreement including the dealership's poor sales performance or low customer satisfaction index ("CSI") ratings. The dealer is typically entitled to terminate the franchise agreement at any time without cause.

Each franchise agreement sets forth the name of the person approved by the manufacturer to exercise full managerial authority over the dealership's operations and the names and ownership percentages of the approved owners of the dealership, and contains provisions requiring the manufacturer's prior approval of changes in management or transfers of ownership of the dealership. Accordingly, any significant change in ownership, including the sale of shares by the Company to the public or the acquisition of a dealership from a third party, is subject to the consent of the respective manufacturer. Most manufacturers now have stated public ownership policies which the Company believes it will be able to satisfy. Some of the policies impose additional restrictions or conditions on the Company that would not exist under private ownership.

COMPETITION
The new and used automobile dealership business in which the Company operates is highly competitive. The automobile dealership industry is fragmented and characterized by a large number of independent operators, many of whom are individuals, families and small groups. In the sale of new vehicles, the Company principally competes with other new automobile dealers in the same general vicinity of the Company's dealership locations. Such competing dealerships may offer the same or different models and makes of vehicles that the Company sells. In the sale of used vehicles, the Company principally competes with other used automobile dealers and with new automobile dealers that operate used automobile lots in the same general vicinity of the Company's dealership locations. In each of its markets, the Company competes with numerous other new automobile dealers selling other brands and a large number of other used automobile stores. In addition, certain regional and national car rental companies operate retail used car lots to dispose of their used rental cars.

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

The Company believes it is larger and has more financial resources than the other operators with which it currently competes. However, as it enters other markets, the Company may face competitors that are more established or have access to greater financial resources. The Company, however, does not have any cost advantage in purchasing new vehicles from manufacturers and typically relies on advertising and merchandising, sales expertise, service reputation and location of its dealerships to sell new vehicles.

REGULATION
The Company's operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration and the U.S. Environmental Protection Agency, have jurisdiction over the operation of the Company's dealerships, repair shops, body shops and other operations, with respect to matters such as consumer protection, workers' safety and laws regarding clean air and water.

The relationship between a franchised automobile dealership and a manufacturer is governed by various federal and state laws established to protect dealerships from the generally unequal bargaining power between the parties. Federal laws, as well as certain state laws, prohibit a manufacturer from terminating or failing to renew a franchise without good cause. Manufacturers are also prohibited from preventing or attempting to prevent any reasonable changes in the capital structure or the manner in which a dealership is financed. Manufacturers are, however, entitled to object to a sale or change of management where such an objection is related to material reasons relating to the character, financial ability or business experience of the proposed transferee.

Automobile dealers and manufacturers are also subject to various federal and state laws established to protect consumers, including so-called "Lemon Laws" which require a manufacturer or the dealer to replace a new vehicle or accept it for a full refund within one year after initial purchase if the vehicle does not conform to the manufacturer's express warranties and the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect. Federal laws require certain written disclosures to be provided on new vehicles, including mileage and pricing information. In addition, the financing and insurance activities of the Company are subject to certain statutes governing credit reporting, debt collection, and insurance industry regulation.

The imported automobiles purchased by the Company are subject to United States customs duties and, in the ordinary course of its business, the Company may, from time to time, be subject to claims for duties, penalties, liquidated damages, or other charges.

As with automobile dealerships generally, and parts, service and body shop operations in particular, the Company's business involves the use, handling and contracting for recycling or disposal of hazardous or toxic substances or wastes, including environmentally sensitive materials such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. The Company has also been required to remove aboveground and underground storage tanks containing such substances or wastes. Accordingly, the Company is subject to regulation by federal, state and local authorities establishing health and environmental quality standards, and liability related thereto, and providing penalties for violations of those standards. The Company is also subject to laws, ordinances and regulations governing remediation of contamination at facilities it operates or to which it sends hazardous or toxic substances or wastes for treatment, recycling or disposal. The Company believes that it does not have any material environmental liabilities and that compliance with environmental laws, ordinances and regulations will not, individually or in the aggregate, have a material adverse effect on the Company's results of operations or financial condition.

EMPLOYEES
As of December 31, 1997, the Company employed approximately 1,000 persons on a full-time equivalent basis. The service department employees at Lithia Concord Dodge, Isuzu and Lithia Sun Valley Ford, Volkswagen, Hyundai are bound by collective bargaining agreements. The Company believes it has a good relationship with its employees.

ITEM 2.  PROPERTIES

The Company and its various dealerships and other facilities occupy an aggregate of approximately 100 acres of land, providing approximately 700,000 square feet of building space. Such properties consist primarily of automobile showrooms, display lots, service facilities, two body and paint shops, rental agencies, supply facilities, automobile storage lots, parking lots and offices. The Company believes its facilities are currently adequate for its needs and are in good repair.

The following table sets forth each of the Company's facilities, the approximate square footage at each facility, the acreage of each location and whether the facility is owned or leased.

                                                                                        FACILITY
                                                                          ---------------------------------------
                                                                                                      LEASED FROM
                                              TOTAL                                      LEASED          LITHIA
                                            BUILDING /      TOTAL LAND    OWNED BY        FROM         PROPERTIES
DEALERSHIP/FACILITY                        SQUARE FEET       / ACRES       COMPANY     THIRD PARTY     L.L.C. (1)
----------------------------------         -----------      ----------    --------     -----------    -----------
Lithia Motors, Medford, Oregon                 5,255            0.51                                        X
Lithia Honda Pontiac Suzuki Isuzu
   Volkswagen, Medford, Oregon                27,114            3.30                                        X
Lithia Toyota Lincoln-Mercury,
   Medford, Oregon                            56,658            5.09                                        X
Lithia Dodge Chrysler Plymouth
   Mazda Jeep, Medford, Oregon                64,962            4.35                                        X
Saturn of Southwest Oregon, Medford,
   Oregon                                     11,226            2.08                                        X
Grants Pass Auto Center,
   Grants Pass, Oregon                        32,138            4.12                                        X
Lithia Toyota of Vacaville, California        22,900            4.18                        X
Lithia Dodge of Eugene, Oregon                35,706            5.58         X
Lithia Nissan Acura BMW,
   Bakersfield, California                    49,000            7.12                        X
Lithia Donnelly Lincoln-Mercury Audi
   Suzuki Isuzu, Reno, Nevada                 38,373            6.00                        X
Lithia Donnelly Isuzu Lincoln-Mercury
   Suzuki, Sparks, Nevada                      8,448            1.78                        X
Lithia Sun Valley Ford Volkswagen,
   Concord, California                        78,240           12.60                        X
Lithia Ford, Napa, California                 26,900            6.20                        X
Lithia Dodge, Concord California              21,722            4.46                        X
Lithia Isuzu, Concord, California              2,000            1.50                        X
Lithia Ford, Fresno, California               60,577            6.10                        X
Lithia Mazda, Fresno, California              27,947            5.00                        X
Lithia Body & Paint, Medford, Oregon          42,873            5.01         X
Thrift Auto Supply, Medford, Oregon           11,230            0.46                                        X
Discount Auto & Truck Rental,
   Medford, Oregon                               278               -                                        X
Cellular World, Medford, Oregon                1,850               -                                        X
Avis Rent-A-Car, Medford, Oregon                 630               -                        X               X
Vacant Parcel, Medford, Oregon (2)                 -            5.32         X
Lithia Nissan BMW, Medford, Oregon            22,687            4.03                        X
Lithia Nissan Jeep, Fresno, California        47,914            6.00         X
Lithia Donnelly Volkswagen,
   Reno, Nevada                                9,120            4.45                        X
Lithia Jeep, Bakersfield, California          12,030            2.06                        X

_______________
(1) Lithia Properties L.L.C., an Oregon limited liability company, is owned by certain affiliates of the Company.

(2)  Held for future development.

ITEM 3.  LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation that arises in the normal course of its business operations. The Company does not believe it is presently a party to litigation that will have a material adverse effect on its business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the quarter ended December 31, 1997.

                                      PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock trades on the Nasdaq National Market under the symbol LMTR. The quarterly high and low sales prices of the Company's Common Stock for the period from December 18, 1996 (the date of the Company's initial public offering) through December 31, 1997 were as follows:

1996                                            High            Low
------------------------------------          ---------      ---------
Quarter 4 (from December 18, 1996)            $   11.50      $   10.94

1997
------------------------------------
Quarter 1                                         13.13          10.50
Quarter 2                                         12.38           9.50
Quarter 3                                         14.25          10.50
Quarter 4                                         19.00          13.63

The number of shareholders of record and approximate number of beneficial holders of the Company's Class A Common Stock at February 27, 1998 was 27 and 628, respectively. All shares of the Company's Class B Common Stock are held by Lithia Holding Company LLC. There were no cash dividends declared or paid subsequent to the Company's initial public offering in December 1996. The Company does not intend to declare or pay cash dividends. The Company intends to retain any earnings that it may realize in the future to finance its acquisitions and operations. The payment of any future dividends will be subject to the discretion of the Board of Directors of the Company and will depend upon the Company's results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, legal restrictions on the payment of dividends and other factors the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                                 YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------------------------
(in thousands except per share amounts)                        1993 (1)       1994 (1)       1995 (1)       1996 (1)        1997
                                                               --------       --------       --------       --------      --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
  Sales:
      New vehicles                                             $42,663        $ 51,154       $ 53,277       $ 65,092      $161,294
      Used vehicles                                             34,986          42,381         44,061         58,611       113,099
      Other                                                     14,590          15,888         16,858         19,141        45,402
                                                               --------       --------       --------       --------      --------
        Total sales                                             92,239         109,423        114,196        142,844       319,795
   Cost of sales                                                74,224          89,709         93,559        118,333       266,363
                                                               --------       --------       --------       --------      --------
   Gross profit                                                 18,015          19,714         20,637         24,511        53,432
   Selling, general and administrative (2)                      14,721          14,781         16,333         19,830        40,625
   Depreciation and amortization (3)                               401             393            402            448         1,169
                                                               --------       --------       --------       --------      --------
   Operating income                                              2,893           4,540          3,902          4,233        11,638
   Interest income                                                 216              99            179            193           138
   Interest expense                                             (1,374)           (954)        (1,390)        (1,353)       (3,004)
   Other income, net                                               607             902          1,036          1,156           725
                                                               --------       --------       --------       --------      --------
   Income before minority interest and income taxes              2,342           4,587          3,727          4,229         9,497
   Minority interest                                              (233)           (458)          (778)          (687)            -
                                                               --------       --------       --------       --------      --------
   Income before income taxes (1) (2)                          $ 2,109        $  4,129       $  2,949          3,542         9,497
   Income tax (expense) benefit                                --------       --------       --------            813        (3,538)
                                                               --------       --------       --------       --------      --------
   Net income                                                                                               $  4,355      $  5,959
                                                                                                            --------      --------
                                                                                                            --------      --------
PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS DATA:
   Income before taxes, and minority interest, as reported     $ 2,342        $  4,587       $  3,727       $  4,229
   Pro forma provision for taxes (4)                              (890)         (1,743)        (1,430)        (1,623)
                                                               --------       --------       --------       --------
   Pro forma net income                                        $ 1,452        $  2,844       $  2,297       $  2,606
                                                               --------       --------       --------       --------
                                                               --------       --------       --------       --------
Basic net income per share (5)                                                               $   0.50       $   0.56      $   0.85
                                                                                             --------       --------      --------
                                                                                             --------       --------      --------
Diluted net income per share (5)                                                             $   0.47       $   0.52      $   0.82
                                                                                             --------       --------      --------
                                                                                             --------       --------      --------

                                                                                     As of December 31,
                                                               -------------------------------------------------------------------
(in thousands)                                                 1993 (1)       1994 (1)       1995 (1)       1996 (1)        1997
                                                               --------       --------       --------       --------      --------
CONSOLIDATED BALANCE SHEET DATA:
   Working capital                                             $ 2,903        $ 9,325        $10,626        $25,431       $ 23,870
   Total assets                                                 38,088         41,981         44,117         68,964        166,526
   Short-term debt                                              24,380         23,511         22,300         22,000         85,385
   Long-term debt, less current maturities                       3,789          6,748         10,743          6,160         26,558
   Total shareholders' equity                                    4,074          6,094          3,716         27,914         37,877

(1) Effective January 1, 1997, the Company converted from the LIFO method of accounting for inventories to the FIFO method. Accordingly, the 1993, 1994, 1995 and 1996 data has been restated to reflect this change. See Note 1 of Notes to Consolidated Financial Statements.

(2) Prior to 1994, the Company and its affiliated entities paid cash bonuses to their shareholders and members in amounts approximating their respective income tax liability on their undistributed earnings ($532,000 in 1991, $640,000 in 1992, and $1.0 million in 1993), in addition to their normal salaries. These cash bonuses are reflected in the selling, general and administrative expense above. In 1994 and subsequent periods, cash to meet the shareholders' and members' tax liabilities was distributed to the shareholders and members as dividends. The Company believes that for a fair evaluation of its historical performance, results for 1991, 1992 and 1993 should be adjusted to eliminate such bonus payments.

(3) Does not include depreciation included in cost of sales related to vehicles leased to others. See "Consolidated Statements of Cash Flows" for total depreciation and amortization.

(4) The Company was an S Corporation and accordingly was not subject to federal and state income taxes during the periods indicated. Pro forma net income reflects federal and state income taxes as if the Company had been a C Corporation, based on the effective tax rates that would have been in effect during these periods. See "Company Restructuring and Prior S Corporation Status" and Notes 1 and 8 to the Company's Consolidated Financial Statements.

(5) The per share amounts are pro forma for 1995 and 1996 and actual for 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Lithia Motors is a leading retailer of new and used vehicles in the western United States, offering 21 domestic and imported makes of new automobiles and light trucks at 22 locations: 12 in California, 7 in Oregon and 3 in Nevada. The Company sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers. The Company has grown primarily by successfully acquiring and integrating dealerships and by obtaining new dealer franchises. The Company's strategy is to continue as a leading acquirer and operator of dealerships in the western United States.

The following table sets forth selected condensed financial data expressed as a percentage of total sales for the periods indicated for the average automotive dealer in the United States (1997 data is not yet available).

                            AVERAGE U.S. DEALERSHIP

                                              YEAR ENDED DECEMBER 31,
                                            --------------------------
                                             1995                1996
                                            ------              ------
        Sales:
          New vehicles                       58.6%               57.7%
          Used vehicles                      29.0%               30.4%
          Parts, service and other           12.4%               11.9%
                                            ------              ------
            Total sales                     100.0%              100.0%
          Gross profit                       12.9%               12.9%
          Income before taxes                 1.4%                1.5%

_______________
Source:  NADA Industry Analysis Division (latest information available).

The following table sets forth selected condensed financial data for the Company expressed as a percentage of total sales for the periods indicated below.

                         LITHIA MOTORS, INC.


                                               YEAR ENDED DECEMBER 31,
                                            ----------------------------
                                            1995 (1)    1996 (1)    1997
                                            --------    --------   -------
               Sales:
                 New vehicles                 46.6%      45.6%       50.4%
                 Used vehicles                38.6%      41.0%       35.4%
                 Parts, service and other     14.8%      13.4%       14.2%
                                             ------     ------      ------
                                             ------     ------      ------
                   Total sales               100.0%     100.0%      100.0%
               Gross profit                   18.1%      17.2%       16.7%
               Income before taxes             3.2%       3.0%        3.0%

-------------
(1) Restated to reflect FIFO method of accounting.

Prior to January 1, 1997, the Company utilized the LIFO (Last In-First Out) method of accounting for inventory ("LIFO Method"). Industry standard is to use the specific identification method of accounting for vehicles and the FIFO (First In-First Out) method of accounting for parts (herein collectively referred to as the "FIFO Method"). Beginning January 1, 1997, the Company began using the FIFO Method. Prior period statements have been restated to be consistent with the current year presentation on the FIFO Method.

RECENT ACQUISITIONS
Since December 1996, the Company has completed the acquisition of 17 dealerships representing 16 makes of new automobiles and light trucks. An additional acquisition is pending. The Company has accounted for each of its acquisitions by the purchase method of accounting, and the results of operations of these dealerships have not been included in the Company's results of operations prior to the date they were acquired by the Company.

1997 COMPARED TO 1996

SALES. Sales for the Company increased $177.0 million, or 123.9% to $319.8 million for the year ended December 31, 1997 from $142.8 million in 1996. Total vehicles sold during 1997 increased by 9,853, or 100.8%, to 19,631 from 9,778 during 1996. Dealerships acquired in late 1996 and 1997 accounted for 9,836 of the total vehicles sold in 1997. Same dealership sales growth was 4.8%, due to a 3.1% increase in vehicle sales, and a 20.7% increase in other operating sales.
     NEW VEHICLES. The Company sells 21 domestic and imported brands ranging from economy to luxury cars, as well as sport utility vehicles, minivans and light trucks. In 1997 and 1996, the Company sold 7,493 and 3,274 new vehicles, generating revenues of $161.3 million and $65.1 million, which constituted 50.4% and 45.6% of the Company's total sales, respectively.

     The Company purchases substantially all of its new car inventory directly from manufacturers who allocate new vehicles to dealerships based on the amount of vehicles sold by the dealership and by the dealership's market area. The Company will also exchange vehicles with other dealers to accommodate customer demand and to balance inventory.

     USED VEHICLES. The Company offers a variety of makes and models of used cars and light trucks of varying model years and prices. Used vehicle sales are an important part of the Company's overall profitability. In 1997 and 1996, the Company sold 12,138 and 6,504 used vehicles, respectively, generating revenues of $113.1 million and $58.6 million, which constituted 35.4% and 41.0% of the Company's total revenue, respectively.

     OTHER. The Company derives additional revenue from the sale of parts and accessories, maintenance and repair services, auto body work, and financing and insurance ("F&I") transactions. Other operating revenue increased 137.7% to $45.4 million during 1997, from $19.1 million during 1996, due to an increased number of F&I transactions and, to a lesser extent, an increase in revenues derived from service department maintenance and repairs. To a limited extent, revenues from the parts and service department are counter-cyclical to new car sales as owners repair existing vehicles rather than buy new vehicles. The Company believes this helps mitigate the effects of a downturn in the new vehicle sales cycle.

GROSS PROFIT. Gross profit increased 118.0% during 1997 to $53.4 million, compared with $24.5 million for 1996, primarily because of the increase in new and used vehicle unit sales during the period. The gross profit margin achieved by the Company on new vehicle sales during 1997 and 1996 was 11.4% and 13.1%, respectively. This compares favorably with the average gross profit margin of 6.5% realized by franchised automobile dealers in the United States on sales of new vehicles in 1996. The Company sells used vehicles to retail customers and, in the case of vehicles in poor condition or vehicles which have not sold within a specified period of time, to other dealers and to wholesalers. Sales to other dealers and to wholesalers are frequently at, or close to, cost and therefore affect the Company's overall gross profit margin on used vehicle sales. Excluding wholesale transactions, the Company's gross profit margin on used vehicle sales was 11.4% in 1997 and 12.8% in 1996, as compared to the industry average for 1996 of 11.0%. Total gross profit margin decreased to 16.7% for 1997 from 17.2% for 1996. The decrease in gross profit margins was primarily a result of the acquisition of several new dealerships during 1997 which were generating gross margins lower than those of the Company. The Company's gross profit margin continues to exceed the average U.S. dealership gross profit margin of 12.9% for 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The Company's selling, general and administrative ("SG&A") expense increased $20.8 million, or 104.9%, to $40.6 million for 1997 compared to $19.8 million for 1996. SG&A as a percentage of sales decreased to 12.7% for 1997 from 13.9% for 1996. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in sales resulting from the acquisition of additional dealerships, and increased costs associated with being a public company. The decrease in SG&A as a percent of total sales is a result of economies of scale gained as the fixed expenses are spread over a larger revenue base.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $721,000 or 160.9% to $1.2 million for the year ended December 31, 1997 compared to $448,000 for 1996 primarily as a result of increased property and equipment and goodwill related to acquisitions in 1997. Depreciation and amortization was 0.4% of sales in 1997 compared to 0.3% in 1996. These figures exclude depreciation related to leased vehicles included in cost of sales.

INTEREST EXPENSE. Interest expense increased $1.6 million or 122.0% to $3.0 million for the year ended December 31, 1997 compared to $1.4 million for 1996, primarily as a result of increased debt in 1997 related to acquisitions, partly offset by increased cash balances for a majority of the year related to the Company's initial public offering.

OTHER INCOME, NET. Other income, net, consisting primarily of management fees from Lithia Properties, equity in the income of Lithia Properties and other non-dealer service income, decreased 37.3% to $725,000 for 1997 from $1.2 million for 1996. This decrease was primarily due to the one-time benefit of insurance proceeds received in 1996 related to damage caused by a hail storm.

INCOME TAX EXPENSE. Prior to December 18, 1996, the Company and its affiliated entities were treated as S Corporations or as partnerships under the Internal Revenue Code for federal income tax purposes since their inception and, as a result, have not been subject to federal or certain state income taxes. Immediately before the completion of the Company's initial public offering on December 18, 1996, and in connection with its restructuring, the Company and its affiliated entities that were S Corporations terminated their status as S Corporations and became subject to federal and state income tax at applicable C Corporation rates.

The Company's effective tax rate for 1997 was 37.3% compared to 38.4% (on a pro forma basis) for 1996. The Company's effective tax rate may be affected by the purchase of new dealerships in jurisdictions with tax rates either higher or lower than the current estimated rate.

NET INCOME. Net income rose 128.7% to $6.0 million (1.9% of total sales) for the year ended December 31, 1997 compared to $2.6 million (1.87% of total sales), on a pro forma basis, for 1996, as a result of the individual line item changes discussed above.

1996 COMPARED TO 1995

SALES. Sales for the Company increased $28.6 million, or 25% from $114.2 million for 1995, to $142.8 million for the year ended December 31, 1996. Total vehicles sold increased by 1,919, or 24.4%, from 7,859 during 1995 to 9,778 in
1996.   The increase in sales was primarily from increased new and used vehicle unit sales as a result of increased levels of promotional activity for certain popular brands, increased availability of late model used vehicles (both retail and wholesale) which were in high demand and, to a lesser extent, from increased average per unit sales prices on both new and used vehicles. Sales in the third and fourth quarters of 1996 were also slightly higher due to a hail storm in July that mildly damaged vehicles in the Company's lots in and around Medford, Oregon. Such vehicles were sold at reduced prices, increasing unit sales, and increasing the gross profit margin due to the receipt of insurance proceeds applied to increase the gross profit rather than repair the vehicles. Sales in the fourth quarter of 1996 also increased as a result of the acquisition of two dealerships late in the quarter.

     NEW VEHICLES. In 1996 and 1995, the Company sold 3,274 and 2,715 new vehicles, respectively, generating revenues of $65.1 million and $53.2 million, which constituted 45.6% and 46.7% of the Company's total revenues, respectively.

     USED VEHICLES. In 1996 and 1995, the Company sold 6,504 and 5,144 used vehicles, respectively, generating revenues of $58.6 million and $44.1 million, constituting 41.0% and 38.6%, respectively, of the Company's total revenue.

     OTHER. Revenue from maintenance and repair service, parts and other operating revenue increased 13.5% to $19.1 million during 1996, from $16.9 million during 1995, due to an increased number of F&I transactions and to a lesser extent, an increase in revenues derived from service department maintenance and repairs.

GROSS PROFIT. Gross profit increased 18.8% during 1996 to $24.5 million, compared with $20.6 million for 1995, primarily because of the increase in new and used vehicle unit sales during the period. The gross profit margin achieved by the Company on new vehicle sales during 1996 and 1995 was 13.1% and 12.8%, respectively, compared to the average gross profit margin obtained by franchised automobile dealers in the United States on sales of new vehicles of 6.5% in 1996. Excluding wholesale transactions, the Company's gross profit margin on used vehicle sales was 12.8% in 1996 and 13.2% in 1995, as compared to the industry average for 1995 of 11.5%. Gross profit margin decreased to 17.2% for 1996 from 18.1% for 1995. The decrease in gross profit margins is primarily due to a reduction in gross profit margins on used vehicle sales caused by an increase in wholesale sales of used vehicles, which typically provide negligible profit margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The Company's SG&A expense increased $3.5 million, or 21.4%, to $19.8 million for 1996 compared to $16.3 million for 1995. SG&A as a percentage of sales decreased to 13.9% for 1996 from 14.3% for 1995. The increase in SG&A expense was due primarily to increased selling, or variable, expense related to the increase in sales, and to a lesser extent, an increase in compensation for additional personnel and management in preparation for acquisitions.

INTEREST EXPENSE. In connection with the reorganization of the Company prior to its initial public offering, and the termination of the Company's status as an S Corporation, the Company distributed to the shareholders promissory notes ("Dividend Notes") in the aggregate amount of $3.9 million, representing approximately all of the previously taxed undistributed earnings of the Company through December 31, 1995. The Company's interest expense remained stable at $1.4 million for 1996 and 1995 because the increase in total debt outstanding for 1996 caused by the distribution of the Dividend Notes was offset by a decrease in interest rates during 1996.

OTHER INCOME, NET. Other income, net, consisting primarily of management fees from Lithia Properties, equity in the income of Lithia Properties and other non-dealer service income, increased 11.6% to $1.2 million for 1996 from $1.0 million for 1995. This increase was primarily due to insurance proceeds received in 1996 related to damage caused by a hail storm.

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

NET INCOME. Net income was $2.6 million (1.8% of total sales) for the year ended December 31, 1996, on a pro forma basis, compared to $2.3 million (2.0% of total sales), on a pro forma basis, for 1995, as a result of the individual line item changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal needs for capital resources are to finance acquisitions, capital expenditures and increased working capital requirements. Historically, the Company has relied primarily upon internally generated cash flows from operations, borrowings under its credit facility and the proceeds from its initial public offering to finance its operations and expansion.

The Company's credit facility with a syndicate of banks, with U.S. Bank N.A. as agent, provides for aggregate borrowings of $175 million (the "Credit Facility"). The Credit Facility consists of (i) a $110 million revolving line of credit to finance new and used vehicle inventory (the "Flooring Line"),
(ii) a $30 million revolving line of credit for acquisitions (the "Acquisition Line"), (iii) a $10 million revolving line of credit for leased vehicles (the "Lease Line"), (iv) a $10 million revolving line of credit for equipment (the "Equipment Line"), and (v) a $15 million commitment for real estate acquisitions (the "Real Estate Line").

The Credit Facility has a maturity date of October 1, 1998. At that time, the Company has the right to elect to convert outstanding loans under the Acquisition Line and the Equipment Line to a term loan payable over 5 years.

Amounts outstanding at December 31, 1997 were as follows (in thousands):

                    Flooring Line                         $82,598
                    Acquisition Line                        5,000
                    Lease Line                              5,211
                    Equipment and Real Estate Lines         4,827
                                                          -------
                       Total                              $97,636
                                                          -------
                                                          -------

Loans under the Credit Facility bear interest at LIBOR (London Interbank Offered
Rate) plus 150 to 275 basis points, equivalent to 7.625% to 8.75% at December 31, 1997.

The Credit Facility contains financial covenants requiring the Company to maintain compliance with, among other things, specified ratios of (i) minimum net worth; (ii) total liabilities to net worth; (iii) funded debt to cash flow; (iv) fixed charge coverage; and (v) maximum allowable capital expenditures. The Company is currently in compliance with all such financial covenants.

Since December 1996 when the Company completed its initial public offering, the Company has acquired 17 dealerships. The aggregate net investment by the Company was approximately $48.6 million (excluding borrowings on its credit lines to finance acquired vehicle inventories and equipment and the purchase of any real estate).

The Company anticipates that it will be able to satisfy its cash requirements at least through December 31, 1998, including its currently anticipated growth, primarily with cash flow from operations, borrowings under the Flooring Line and the Company's other lines of credit, cash currently available, and the proceeds from its pending secondary offering of its Class A Common Stock. In addition, the Company is exploring various alternative financing arrangements with respect to its real estate, the result of which would be to provide additional available cash. No specific plans have been made in that regard as of the date of this Form 10-K.

SEASONALITY AND QUARTERLY FLUCTUATIONS

Historically, the Company's sales have been lower in the first and fourth quarters of each year largely due to consumer purchasing patterns during the holiday season, inclement weather and the reduced number of business days during the holiday season. As a result, financial performance for the Company is generally lower during the first and fourth quarters than during the other quarters of each fiscal year; however, this did not hold true for the fourth quarters of 1996 and 1995. Management believes that interest rates, levels of consumer debt, consumer buying patterns and confidence, as well as general economic conditions, also contribute to fluctuations in sales and operating results. The timing of acquisitions may cause substantial fluctuations of operating results from quarter to quarter.

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

In June 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes standards for the way that public business enterprises report information about operating segments in interim and annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company expects to adopt SFAS 131 for its fiscal year beginning January 1, 1998.

INFLATION

The Company believes that the relatively moderate rate of inflation over the past few years has not had a significant impact on the Company's revenues or profitability. In the past, the Company has been able to maintain its profit margins during inflationary periods.

YEAR 2000

The Company has assessed the implications of the Year 2000 issue and has determined that the cost of making its information systems Year 2000 compliant will not be material.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure is required under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 14 of Part IV of this document.

Quarterly financial data, pro forma for income taxes in 1996, for each of the eight quarters in the two-year period ended December 31, 1997 is as follows:


IN THOUSANDS, EXCEPT PER SHARE DATA               1ST QUARTER    2ND QUARTER   3RD QUARTER    4TH QUARTER
-----------------------------------               -----------    -----------   -----------    ------------
1997
----
Net sales                                         $   54,704     $   66,422     $   85,573    $   113,096
Gross profit                                           8,949         10,716         14,185         19,582
Income before income taxes                             1,864          2,227          2,573          2,833
Income taxes                                             720            859            994            965
Net income                                             1,144          1,368          1,579          1,868
Basic net income per share                              0.17           0.20           0.23           0.27
Diluted net income per share                            0.16           0.19           0.22           0.25

1996 (1)
--------
Net sales                                         $   32,446     $   36,597     $   36,523    $    37,278
Gross profit                                           5,599          6,009          6,566          6,337
Income before minority interest and
 taxes as reported (2)                                   937          1,203          1,205            884
Pro forma income taxes                                   360            477            462            324
Pro forma net income before
 minority interest (2)                                   577            726            743            560
Pro forma  basic net income per
 share (2)                                              0.13           0.16           0.16           0.12
Pro forma  diluted net income
 per share (2)                                          0.12           0.15           0.15           0.11

--------------
(1) The quarterly data for 1996 has been restated to give effect for the conversion from the LIFO method of accounting for inventory to the FIFO method, which was effective January 1, 1997.

(2) The quarterly data for 1996 is pro forma in order to be comparable to 1997 data due to S Corporation status in 1996 and C Corporation status in 1997, as well as the elimination of minority interest pursuant to the restructuring at the time of the initial public offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, respectively, in the Company's Information Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Information Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Information Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Information Statement for its 1998 Annual Meeting of Shareholders and is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES
The Consolidated Financial Statements, together with the report thereon of KPMG Peat Marwick LLP, are included on the pages indicated below:

                                                                      Page
                                                                      ----
 Report of Independent Public Accountants                             F-1
 Consolidated Balance Sheets -- December 31, 1997 and 1996            F-2
 Consolidated Statements of Operations for the years
    ended December 31, 1997,1996 and 1995                             F-3
 Consolidated Statements of Changes in Shareholders'
    Equity - December 31, 1997, 1996 and 1995                         F-4
 Consolidated Statements of Cash Flows for the years
    ended December 31, 1997, 1996 and 1995                            F-5
 Notes to Consolidated Financial Statements                           F-6

There are no schedules required to be filed herewith.

(b) REPORTS ON FORM 8-K
The Company filed the following reports on Form 8-K during the quarter ended December 31, 1997:

    1. Form 8-K/A dated August 8, 1997 under Items 2 and 7, as filed with the Securities and Exchange Commission on October 14, 1997.
    2. Form 8-K dated October 1, 1997 under Items 2 and 7, as filed with the Securities and Exchange Commission on October 14, 1997.
    3. Form 8-K/A dated October 1, 1997 under Items 2 and 7, as filed with the Securities and Exchange Commission on December 12, 1997.
    4. Form 8-K dated December 16, 1997 under Items 2 and 7, as filed with the Securities and Exchange Commission on December 30, 1997.

(c) EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

EXHIBITS     DESCRIPTION
--------     -----------
3.1     (a)  Restated Articles of Incorporation of Lithia Motors, Inc.
3.2     (a)  Bylaws of Lithia Motors, Inc.
4.1     (a)  Specimen Common Stock certificate
10.1.1  (a)  1996 Stock Incentive Plan
10.1.2  (a)  Form of Incentive Stock Option Agreement
10.1.3  (a)  Form of Non-Qualified Stock Option Agreement
10.1.4  (a)  Form of Incentive Stock Option Agreement
10.2.1  (b)  1997 Non-Discretionary Stock Option Plan for Non-Employee Directors
10.3.1       Employee Stock Purchase Plan
10.4.1  (a)  Chrysler Corporation Chrysler Sales and Service Agreement, dated
             January 10, 1994, between Chrysler Corporation and Lithia
             Chrysler Plymouth Jeep Eagle, Inc. (Additional Terms and
             Provisions to the Sales and Service Agreements are in Exhibit
             10.4.2 hereto) (1)
10.4.2  (a)  Chrysler Corporation Dealer Agreement Additional Terms and Provisions
10.5.1       Honda Automobile Dealer Sales and Service Agreement dated October
             14, 1997, between American Honda Motor Company, Inc. and Lithia
             HPI, Inc. dba Lithia Honda (standard provisions are in Exhibit
             10.5.3 hereto).
10.5.2       Acura Automobile Dealer Sales and Service Agreement dated October
             2, 1997, between American Honda Motor Company, Inc. and Lithia
             BB, Inc. dba Lithia Acura of Bakersfield (standard provisions are in Exhibit 10.5.3 hereto).
10.5.3       American Honda Automobile Dealer Sales and Service Agreement Standard
             Provisions.
10.5.4       Agreement between American Honda Motor Company, Inc. and Lithia
             Motors, Inc. et al. dated December 17, 1996.
10.5.5       Amendment dated October 2, 1997, to Agreement between American
             Honda Motor Company, Inc. and Lithia Motors, Inc. et al. dated
             December 17, 1996.
10.6.1  (a)  Isuzu Dealer Sales and Service Agreement, dated June 5, 1996 between American Isuzu Motors, Inc. and Lithia Motors, Inc.
             (Additional Provisions to Dealer Sales and Service Agreements are
             in Exhibit 10.6.2 hereto) (2)
10.6.2  (a)  Isuzu Dealer Sales and Service Agreement Additional Provisions
10.6.3  (c)  Supplemental Agreement, dated December 27, 1996 to Isuzu Dealer
             Sales and Service Agreement (3)
10.7.1       Mercury Sales and Service Agreement, dated June 1, 1997, between
             Ford Motor Company and Lithia TLM, LLC dba Lithia Lincoln Mercury
             (general provisions are in Exhibit 10.7.3 hereto) (4)
10.7.2       Supplemental Terms and Conditions agreement between Ford Motor
             Company and Lithia Motors, Inc. dated June 12, 1997.
10.7.3  (a)  Mercury Sales and Service Agreement General Provisions
10.8.1       Supplemental Agreement dated January 16, 1998, to General Motors
             Corporation Dealer Sales and Service Agreement between General
             Motors Corporation and Lithia Motors, Inc.
10.8.2  (a)  General Motors Corporation Dealer Sales and Service Agreement,
             dated March 12, 1993, between General Motors Corporation Pontiac
             Division and Lithia Motors, Inc. dba Lithia Pontiac

EXHIBITS     DESCRIPTION
--------     -----------
10.8.3  (a)  General Motors Dealer Sales and Service Agreement Standard
             Provisions
10.9.1  (a)  Mazda Dealer Agreement, dated April 11, 1994 between Mazda Motor of America, Inc. and Lithia Dodge, L.L.C. dba Lithia Mazda
10.10.1      Saturn Distribution Corporation Retailer Agreement, dated June
             16, 1997, between Saturn Distribution Corporation and Saturn of
             Southwest Oregon, Inc.
10.10.2      Supplemental Agreement to Saturn Retailer Agreement, dated August
             26, 1997, between Saturn of Southwest Oregon, Inc., Lithia
             Motors, Inc., Sidney B. DeBoer, Lithia Holding, LLC, and Saturn
             Distribution Corporation.
10.11.1 (a)  Toyota Dealer Agreement, dated January 30, 1990, between Toyota
             Motor Distributors, Inc. and Lithia Motors, Inc. dba Medford
             Toyota (5)
10.11.2 (a)  Toyota Dealer Agreement Standard Provisions
10.11.3 (a)  Agreement, dated September 30, 1996, between Toyota Motor
             Sales, U.S.A., Inc. and Lithia Motors, Inc.
10.11.4 (c)  Addendum dated December 26, 1996, to Section X - additional provisions to Toyota Dealer Agreement, dated November 15, 1996 between Toyota Motor Sales, USA, Inc. and Lithia TKV, Inc.
10.12.1      Suzuki Term Dealer Sales and Service Agreement, dated May 14,
             1997, between American Suzuki Motor Corporation and Lithia HPI,
             Inc. dba Lithia Suzuki (standard provisions are in Exhibit
             10.12.2 hereto) (6)
10.12.2      Suzuki Dealer Sales and Service Agreement Standard Provisions.
10.13.1      BMW Dealer Agreement, dated October 3, 1997, between BMW of North
             America, Inc. and Lithia BB, Inc.
10.14.1      Hyundai Motor America Dealer Sales and Service Agreement, dated
             January 26, 1998, between Hyundai Motor America and Lithia JEF,
             Inc.
10.15.1      Nissan Dealer Term Sales and Service Agreement between Lithia
             Motors, Inc., Lithia NF, Inc., and the Nissan Division of Nissan
             Motor Corporation In USA dated January 2, 1998. (standard
             provisions are in Exhibit 10.15.2 hereto) (7)
10.15.2      Nissan Standard Provisions
10.16.1      Volkswagen Dealer Agreement dated April 5, 1996, between
             Volkswagen United States, Inc. and Lithia Motors, Inc. dba Lithia
             Volkswagen. (standard provisions are in Exhibit 10.16.2 hereto)
10.16.2      Volkswagen Dealer Agreement Standard Provisions *
10.17.1 (a)  Commercial Lease, dated September 20, 1996, between Lithia
             Properties, L.L.C. and Lithia Motors, Inc. (8)
10.17.2 (a)  Form of Commercial Lease, effective January 1, 1997, between
             Lithia Properties, L.L.C. and Lithia Motors, Inc. (9)
10.18.1 (a)  Asset Purchase Agreement, dated August 2, 1996, between Lithia
             Motors, Inc. and Roberts Dodge, Inc.
10.18.2 (a)  Land Sale Contract, dated August 2, 1996, between Lithia
             Properties, L.L.C. and Milford G. Roberts, Sr. and Sandra L.
             Roberts
10.18.3 (a)  Assignment of Land Sale Contract, dated November 5, 1996, between
             Lithia Properties, LLC and Lithia Motors, Inc.
10.19.1 (a)  Commercial Lease, dated April 1, 1992, between Billy J. Wilson et al and Wilson/Malasoma, Inc. relating to facility in Vacaville,
             California.
10.20.1 (d)  Agreement for Purchase and Sale of Business Assets between
             Magnussen Dodge, Inc. and Lithia Motors, Inc. dated January 21,
             1997
10.20.2 (d)  Lease between Solano Way Partnership and Lithia Real Estate, Inc.
             dated February 14, 1997

EXHIBITS     DESCRIPTION
--------     -----------
10.21.1 (c)  Agreement for Purchase and Sale of Business Assets between
             Magnussen-Barbee Ford, Lincoln-Mercury, Inc. and Lithia Motors,
             Inc. dated February 21, 1997
10.21.2 (e)  Lease between John Ferrogiaro and Bernard L. Magnussen et al., as amended by Second Amendment to Lease, dated December 12, 1996, and Consent to Assignment and Third Amendment to Lease, by and
             among John Ferrogiaro, Magnussen Dealership Group and Lithia Real
             Estate, Inc.
10.22.1 (f)  Agreement for Purchase and Sale of Business Assets between Sun
             Valley Ford, Inc. and Lithia Motors, Inc. dated April 2, 1997
10.22.2 (g)  Promissory Note for Leasehold Improvements issued by Lithia
             Motors, Inc. to Sun Valley Ford, Inc. dated August 8, 1997.
10.22.3 (g)  Promissory Note for Intangible Assets issued by Lithia Motors,
             Inc. to Sun Valley Ford, Inc. dated August 8, 1997.
10.22.4 (h)  Standard Industrial Lease, as amended and assignment thereof, among Edmund C. Bartlett, Jr., Anna Bartlett, Sun Valley Ford,
             Inc. and Lithia Motors, Inc. dated July 16, 1997
10.22.5 (h)  Lease Agreement and assignment thereof, among George Valente and
             Lena E. Valente as trustees of the George and Lena E. Valente
             Trust, Sun Valley Ford, Inc. and Lithia Motors, Inc. dated August
             4, 1997.
10.23.1 (f)  Agreement for Purchase and Sale of Business Assets between Dick
             Donnelly Automotive Enterprises, Inc. dba Dick Donnelly
             Lincoln-Mercury, Audi, Suzuki, Isuzu and Lithia Motors, Inc.
             dated April 2, 1997
10.23.2      Lease Agreement among Paul H. Snider and Dick Donnelly
             Automotive Enterprises, Inc. dated October 17, 1989
10.23.3      Lease Agreement among Richard M. Donnelly and Susan K. Donnelly and Lithia Real Estate, Inc. dated October 1, 1997
10.24.1 (f)  Agreement for Purchase and Sale of Business Assets between Nissan
             BMW, Inc. dba Bakersfield Nissan, Acura, BMW and Lithia Motors,
             Inc. dated June 26, 1997
10.24.2      Real Propertyt Lease Agreement among Eloy C. Renfrow and Lithia
             Real Estate, Inc. dated October 2, 1997
10.25.1 (i)  Agreement for Purchase and Sale of Business Assets between
             Century Ford, Inc. and Lithia Motors, Inc. dated September 1,
             1997
10.25.2      Lease Agreement among BR Enterprise and Lithia Motors, Inc.
             dated September 3, 1997
10.26.1 (j)  Agreement for Purchase and Sale of Business Assets between Daniel
             A. Haus Group, Inc. dba Quality Nissan and Quality Jeep/Eagle
             Hyundai and Lithia Motors, Inc. dated October 10, 1997
10.27.1      Agreement for Purchase and Sale of Business Assets between
             Medford Nissan, Inc. dba "Medford Nissan BMW Kia", Lithia Motors,
             Inc, or its nominee, and James D. Plummer, dated September 8,
             1997.
10.27.2      Real Property Lease Agreement among James D. Plummer and Lithia
             Real Estate, Inc. dated October 14, 1997
10.28.1      Agreement for Purchase and Sale of Business Assets between United
             American Funding, Inc. dba "Reno Volkswagen" and Lithia Motors,
             Inc., or its nominee, dated December 31, 1997.
10.28.2      Lease Agreement among Teddy Bear Havas Motors, Inc., and United
             American Funding, Inc. dated July 28, 1992
10.29.1 (a)  Reorganization Agreement, dated as of October 10, 1996, by and among Lithia Motors, Inc., LGPAC, Inc., Lithia DM, Inc., Lithia
             MTLM, Inc., Lithia HPI, Inc., Lithia SSO, Inc., Lithia Rentals,
             Inc., Discount Auto & Truck Rental, Inc., Lithia Auto Services,
             Inc., Lithia Holding Company L.L.C., Sidney B. DeBoer, M.L. Dick
             Heimann, R. Bradford Gray, and Steve R. Philips
10.30.1      Credit Agreement among U.S. Bank National Association, as Agent and Lender, and Lithia Motors, Inc. and its Affiliates and
             Subsidiaries dated December 22, 1997.
10.30.2      Security Agreement among U.S. Bank National Association, as Agent and Lender, and Lithia Motors, Inc. and its Affiliates and
             Subsidiaries dated December 22, 1997.

EXHIBITS     DESCRIPTION
--------     -----------
10.30.3      Guaranty among U.S. Bank National Association, as Agent and
             Lender, and Lithia Motors, Inc. and its Affiliates and
             Subsidiaries dated December 22, 1997.
10.31.1 (a)  Management Contract between Lithia Leasing, Inc. and Lithia
             Properties LLC.
10.32.1 (a)  Purchase and Sale Agreement, dated December 13, 1996, between
             Lithia Properties and Lithia Real Estate, Inc.
10.33.1      Agreement for Purchase and Sale of Business Assets between
             E.W.H. Group, Inc. d/b/a Haddad Jeep/Eagle and Lithia Motors,
             Inc. dated October 14, 1997 and Addendum to such agreement.
21.1         Subsidiaries of Lithia Motors, Inc.
23.1         Consent of KPMG Peat Marwick LLP
27.1         Financial Data Schedule
27.2         Financial Data Schedule
27.3         Financial Data Schedule

-------------
(a) Incorporated by reference from the Company's Registration Statement on Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities Exchange Commission on December 18, 1996.

(b) Incorporated by reference from the Company's Registration Statement on Form S-8, Registration Statement No. 333-45553, as filed with the Securities Exchange Commission on February 4, 1998.

(c) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities Exchange Commission on March 31, 1997.

(d) Incorporated by reference from the Company's Form 8-K as filed with the Securities Exchange Commission on June 6, 1997.

(e) Incorporated by reference from the Company's Form 8-K as filed with the Securities Exchange Commission on July 16, 1997.

(f) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed with the Securities Exchange Commission on August 12, 1997.

(g) Incorporated by reference from the Company's Form 8-K as filed with the Securities Exchange Commission on August 21, 1997.

(h) Incorporated by reference from the Company's Form 8-K/A as filed with the Securities Exchange Commission on October 14, 1997.

(i) Incorporated by reference from the Company's Form 8-K as filed with the Securities Exchange Commission on December 30, 1997.

(j) Incorporated by reference from the Company's Form 8-K as filed with the Securities Exchange Commission on January 30, 1998.

(1) Substantially identical agreements exist between Chrysler Corporation and Lithia Chrysler Plymouth Jeep Eagle, Inc., with respect to
     Jeep, Eagle, and Plymouth sales and service; between Chrysler Corporation and Lithia's Grants Pass Auto Mart, with respect to Jeep, Eagle, Dodge and Plymouth sales and service; between Chrysler Corporation and Medford Dodge with respect to Dodge sales and service; and between Chrysler Corporation and Lithia DC, Inc., with respect to Dodge sales and service.

(2) A substantially identical agreement exists between American Isuzu Motors, Inc and Lithia SALMIR, Inc. with respect to Isuzu sales and service.

(3) Substantially identical agreements exist between American Isuzu Motors, Inc., Lithia Motors, Inc. and Lithia DC, Inc. and between American Isuzu Motors, Inc., Lithia Motors, Inc. and Lithia SALMIR, Inc.

(4) A substantially identical agreement exists between the same parties with respect to Lincoln Sales and Services; between Ford Motor Company and Lithia FN, Inc. with respect to Lincoln and Mercury sales and service; and between Ford Motor Company and Lithia FVHC with respect to Ford sales and service.

(5) A substantially identical agreement exists between Toyota Motor Sales, USA, Inc. and Lithia TKV, Inc. dba Lithia Toyota Vacaville dated November 15, 1996 with respect to Toyota Sales and Service.

(6) A substantially identical agreement exists between American Suzuki Motor Corporation and Lithia SALMIR, Inc., dated October 6, 1997, with respect to Suzuki sales and service.

(7) A substantially identical agreement exists between Nissan Motor Corporation and Lithia NB, Inc., dated October 2, 1997, with respect to Nissan sales and service.

(8) Substantially identical leases of the same date exist between Lithia Properties L.L.C. and (i) Lithia TLM, L.L.C. and Lithia MTLM, Inc., relating to the properties located in Medford, Oregon at 360 E. Jackson St., 400 N. Central Ave., 325 E. Jackson St., 343-345 Apple St., 440-448 Front St., 3rd & Front St. and 344 Bartlett, collectively at a lease rate of $42,828 per month; (ii) Lithia Motors, Inc. dba Lithia Body and Paint, relating to the properties in Medford, Oregon, located at 4th & Bartlett, 235 Bartlett, 220 N. Bartlett, and 275 E. 5th; and in Grants Pass, Oregon, at 1470 N.E. 7th, collectively at a lease rate of $16,890 per month; (iii) Discount Auto and Truck
     Rental, Inc., relating to properties located in Medford, Oregon, at 326 N. Bartlett, 315 & 321 Apple St., and in Grants Pass, Oregon, at 1470 N.E. 7th, collectively at a lease rate of $2,609 per month;
     (iv) Lithia Dodge, L.L.C. and Lithia DM, Inc., relating to properties located in Medford, Oregon, at 322 E. 4th, 315 & 324 E. 5th St., 225, 319 & 323 E. 6th, Riverside & 4th, Riverside & 6th, and 129 N. Riverside, collectively at a lease rate of $53,490 per month;
     (v) Lithia Grants Pass Auto Center and L.L.C., LGPAC, Inc., relating to the property located in Grants Pass, Oregon, at 1421 N.E. 6th at a lease rate of $25,625 per month; (vi) Lithia Motors, Inc. and Lithia SSO, Inc., relating to properties located in Medford, Oregon, at 400, 705-717 N. Riverside Ave., 712 and 716 Pine St., and 502 Maple St., collectively at a lease rate of $20,048 per month; (vii) Lithia Motors, Inc. dba Thrift Auto Supply, relating to the properties located in Medford, Oregon, at 801 N. Riverside Ave, and 503 Maple St., collectively at a lease rate of $6,265 per month; and
     (viii) Lithia Motors, Inc. and Lithia HPI, Inc., relating to properties located in Medford, Oregon, at 700 and 800 N. Central Ave, 217 and 220 N. Beatty St., 710 and 815-817 Niantic St., and 311 & 313
     Maple St., collectively at a lease rate of $30,350 per month.

(9) Substantially identical lease will exist between Lithia Properties L.L.C. and (i) Lithia MTLM, Inc., relating to the properties located in Medford, Oregon at 360 E. Jackson St., 400 N. Central Ave., 325 E. Jackson St., 343-345 Apple St., 440-448 Front St., 3rd & Front St. and 344 Bartlett, 315 & 321 Apple St., and 401 E. 4th St., collectively at a lease rate of $33,728 per month; (ii) Lithia Auto Services, Inc. dba Lithia Body and Paint, relating to the properties in Medford, Oregon, located at 401 E. 4th St., 4th & Bartlett, 235 Bartlett, 220 N. Bartlett, and 275 E. 5th; and in Grants Pass, Oregon, at 1470 N.E.
     7th, and 801 N. Riverside Ave, collectively at a lease rate of $17,439 per month; (iii) Lithia Rentals, Inc., dba Discount Auto and Truck Rental, relating to properties located in Medford, Oregon, at 971
     Gilman Rd., and in Grants Pass, Oregon, at 1470 N.E. 7th, collectively at a lease rate of $962 per month; (iv) Lithia Dodge, L.L.C. and Lithia DM, Inc., relating to properties located in Medford, Oregon, at 322 E. 4th, 315 & 324 E. 5th St., 225, 319 & 323 E. 6th, Riverside &
     4th, Riverside & 6th, and 129 N. Riverside, collectively at a lease rate of $53,490 per month; (v) LGPAC, Inc., relating to the property located in Grants Pass, Oregon, at 1421 N.E. 6th and 1470 N.E. 7th, collectively at a lease rate of $18,023 per month; (vi) Lithia
     SSO, Inc., relating to properties located in Medford, Oregon, at 400, 705-717 N. Riverside Ave., collectively at a lease rate of $16,364 per month; (vii) Lithia DM, Inc., relating to properties located in Medford, Oregon, at 324 E. 5th, 319 & 323 E. 6th St., 6th & Riverside, 129 N. Riverside, 4th & Riverside, 225 E. 6th, 315 E. 5th, 322 E. 4th, 201 N. Riverside, 309, 315, 333, and 329 N. Riverside, 334 & 346 Apple
     St. and 401 E. 4th, collectively at a lease rate of $30,557 per month; and (viii) Lithia Motors, Inc., relating to properties located in Medford, Oregon, at 360 E. Jackson, 325 E. Jackson, 345 B. Bartlett, and 401 E. 4th St., collectively at a lease rate of $5,309 per month. Substantially identical lease agreements also exist between Lithia Real Estate, Inc., and (i) Lithia FVHC, Inc. relating to the properties in Concord, California, located at 1260 Diamond Way and 2285 Diamond Way;
     (ii) Lithia BB, Inc., relating to the property in Bakersfield, California, located at 3201 Cattle Drive; (iii) Lithia DE, Inc., relating to the properties in Eugene, Oregon, located at 2121 Centennial Boulevard and 80 Centennial Loop; (iv) Lithia TKV, Inc. relating to the property in Vacaville, California, located at 100 Auto Center Drive;
     (v) Lithia Auto Services, Inc. relating to the property in Medford, Oregon, located at 2665 Bullock Road; (vi) Lithia FN, Inc. relating to the property in Napa, California, located at 300 Sascol Avenue;
     (vii) Lithia NB, Inc. relating to the properties in Bakersfield, California, located at 3101 and 3201 Cattle Drive and 2800 and 2808 Pacheco Road; (viii) Lithia MMF, Inc. relating to the properties in Fresno, California, located and 155 and 165 East Auto Center Drive;
     (ix) Lithia FMF, Inc. relating to the properties in Fresno, California, located at 175 and 195 East Auto Center Drive; (x) Lithia DC, Inc. relating to the property in Concord, California, located at 4901 Marsh Drive; (xi) Lithia SALMIR, Inc. relating to the properties in Reno, Nevada, located at 7063 and 7175 South Virginia Street and the property in Sparks, Nevada, located at 40 Victorian Avenue; and (xii) Lithia NF, Inc., relating to the property in Fresno, California, located at 5580 North Blackstone Avenue.

(10) A substantially indentical agreement (except for the price paid and the purchase rather than lease of the business property) exists between Rodway Chevrolet Co., and Lithia Motors, Inc. dated March 19, 1998, with respect to the purchase and sale of business assets of Rodway Chevrolet located in Redding, California.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 20, 1998         LITHIA MOTORS, INC.



                              By /s/ SIDNEY B. DEBOER
                                 -------------------------
                                 Sidney B. DeBoer
                                 Chairman of the Board and
                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 20, 1998:


SIGNATURE                              TITLE
---------                              -----


  /s/ SIDNEY B. DEBOER                 Chairman of the Board and
--------------------------                Chief Executive Officer
   Sidney B. DeBoer                       (Principal Executive Officer)



  /s/ BRIAN R. NEILL                   Senior Vice President and Chief Financial Officer
--------------------------                (Principal Financial and Accounting Officer)
     Brian R. Neill


  /s/ M. L. DICK HEIMANN               Director, President and
--------------------------                Chief Operating Officer
   M. L. Dick Heimann


  /s/ R. BRADFORD GRAY
--------------------------             Director and Executive Vice President
    R. Bradford Gray


  /s/ THOMAS BECKER
--------------------------             Director
     Director

  /s/ WILLIAM J. YOUNG
--------------------------             Director
     William J. Young

                            Independent Auditors' Report


The Board of Directors and Shareholders
Lithia Motors, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lithia Motors, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for inventories, effective January 1, 1997.

                                                         KPMG PEAT MARWICK LLP


Portland, Oregon
February 6, 1998

                        LITHIA MOTORS, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS


                                                             DECEMBER 31,
(IN THOUSANDS)                                           ---------------------
                                                          1997         1996 (1)
                                                        ---------     ---------
ASSETS
Current assets:
  Cash and cash equivalents                             $  18,454      $  15,413
  Trade receivables                                         7,655          2,260
  Notes receivable, current portion                           427            414
  Notes receivable, related party                               -            308
  Inventories, net                                         89,845         33,362
  Vehicles leased to others, current portion                  738            524
  Prepaid expenses and other                                  913            372
  Deferred income taxes                                     1,855          1,646
                                                        ---------      ---------
    Total current assets                                  119,887         54,299
  Property and equipment, net of accumulated
    depreciation of $2,822 and $2,073                      16,265          4,616
  Vehicles leased to others, less current portion           4,588          4,500
  Notes receivable, less current portion                      309            377
  Goodwill, net of accumulated amortization
    of $293 and $0                                         24,062          4,101
  Other non-current assets, net                             1,415          1,071
                                                        ---------      ---------
    Total assets                                        $ 166,526        $68,964
                                                        ---------      ---------
                                                        ---------      ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                                         $      -           $500
  Flooring notes payable                                  82,598         19,645
  Current maturities of long-term debt                     2,688          1,855
  Current portion of capital leases                           99              -
  Trade payables                                           3,874          2,434
  Accrued liabilities                                      6,758          2,482
  Payable to related parties                                   -          1,952
                                                        ---------      ---------
    Total current liabilities                             96,017         28,868
Long-term debt, less current maturities                   24,242          6,160
Long-term capital leases, less current portion             2,316              -
Deferred revenue                                           2,519          3,250
Other long-term liabilities                                  447              -
Deferred income taxes                                      3,108          2,772
                                                        ---------      ---------
    Total liabilities                                    128,649         41,050
                                                        ---------      ---------
SHAREHOLDERS' EQUITY
Preferred stock, no par value; authorized 15,000
   shares; issued and outstanding none                         -              -
Class A Common Stock, no par value; authorized
   100,000 shares; issued and outstanding 2926
   and 2,500                                              28,117         24,172
Class B Common Stock, no par value; authorized
   25,000 shares;
   issued and outstanding 4,110 and 4,110                    511            511
Additional paid-in capital                                    59              -
Retained earnings                                          9,190          3,231
                                                        ---------      ---------
    Total shareholders' equity                            37,877         27,914
                                                        ---------      ---------
    Total liabilities and shareholders' equity          $166,526        $68,964
                                                        ---------      ---------
                                                        ---------      ---------

---------------
(1) Restated, see Note 1 of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these consolidated statements.

                        LITHIA MOTORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS oF OPERATIONS



                                                                YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                          1997          1996(1)        1995(1)
                                                        --------       --------        -------
(in thousands, except per share amounts)
Sales:
  Vehicles                                              $274,393       $123,703       $ 97,338
  Service, body, parts and other                          45,402         19,141         16,858
                                                        --------       --------        -------
    Total sales                                          319,795        142,844        114,196
                                                        --------       --------        -------
Cost of sales
  Vehicles                                               245,812        108,743         85,381
  Service, body, parts and other                          20,551          9,590          8,178
                                                        --------       --------        -------
    Cost of sales                                        266,363        118,333         93,559
                                                        --------       --------        -------
    Gross profit                                          53,432         24,511         20,637
Selling, general and administrative                       40,625         19,830         16,333
Depreciation and amortization                              1,169            448            402
                                                        --------       --------        -------
    Operating income                                      11,638          4,233          3,902
                                                        --------       --------        -------
Other income (expense)
  Equity in income of affiliate                              102             44             67
  Interest income                                            138            193            179
  Interest expense                                        (3,004)        (1,353)        (1,390)
  Other, net                                                 623          1,112            969
                                                        --------       --------        -------
                                                          (2,141)            (4)          (175)
                                                        --------       --------        -------
Income before minority interest and income taxes           9,497          4,229          3,727
Minority interest                                              -           (687)          (778)
                                                        --------       --------        -------
Income before income taxes                                 9,497          3,542          2,949
Income tax (expense) benefit                              (3,538)           813              -
                                                        --------       --------        -------
Net income                                              $  5,959       $  4,355       $  2,949
                                                        --------       --------        -------
                                                        --------       --------        -------
Basic net income per share                                 $0.85          $0.94(2)       $0.64(2)
                                                        --------       --------        -------
                                                        --------       --------        -------
Diluted net income per share                               $0.82          $0.88(2)       $0.60(2)
                                                        --------       --------        -------
                                                        --------       --------        -------
PRO FORMA NET INCOME DATA (UNAUDITED)
Income before minority interest and income
   taxes, as reported                                                  $  4,229       $  3,727
Pro forma income taxes                                                   (1,623)        (1,430)
                                                                       --------        -------
Pro forma net income                                                     $2,606         $2,297
                                                                       --------        -------
                                                                       --------        -------
Pro forma basic net income per share                                      $0.56          $0.50
                                                                       --------        -------
                                                                       --------        -------
Pro forma diluted net income per share                                    $0.52          $0.47
                                                                       --------        -------
                                                                       --------        -------

-------------------
(1)  Restated, see Note 1 of Notes to Consolidated Financial Statements.
(2) Not comparable to 1997 data due to S Corporation status in 1996; therefore, this is a pre-tax earnings per share amount. See Note 8 of Notes to Consolidated Financial Statements.


The accompanying notes are an integral part of these consolidated statements.

                        LITHIA MOTORS, INC. AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                           COMMON STOCK
                                             -----------------------------------------
                                                    CLASS A             CLASS B           ADDITIONAL                    TOTAL
                                             -----------------------------------------     PAID-IN      RETAINED     SHAREHOLDERS'
(in thousands)                                SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL     EARNINGS(1)     EQUITY(1)
                                             --------   --------   --------   --------    ----------   -----------   -------------
BALANCE, DECEMBER 31, 1994                         -     $     -     3,017      $ 751         $ -       $ 5,343         $ 6,094
Net income                                         -           -         -          -           -         2,949           2,949
Issuance of Class B Common Stock                   -           -     1,093         50           -             -              50
Dividends                                          -           -         -          -           -        (5,377)         (5,377)
                                             --------   --------   --------   --------    ----------   -----------   -------------
BALANCE, DECEMBER 31, 1995                         -           -     4,110        801           -         2,915           3,716
Net income                                         -           -         -          -           -         4,355           4,355
Dividends                                          -           -         -          -           -        (4,460)         (4,460)
Contribution of minority interest to Class
  B Common Stock pursuant to
  restructuring                                    -           -         -        131           -             -             131
Restructuring in connection with initial
  public offering                                  -           -         -       (421)          -           421               -
Issuance of Class A Common Stock,
  net of offering expenses of $3,328           2,500      24,172         -          -           -             -          24,172
                                             --------   --------   --------   --------    ----------   -----------   -------------
BALANCE, DECEMBER 31, 1996                     2,500      24,172     4,110        511           -         3,231          27,914
Net income                                         -           -         -          -           -         5,959           5,959
Underwriters' over-allotment option              375       3,783         -          -           -             -           3,783
Compensation for stock option issuances            -           -         -          -          59             -              59
Exercise of stock options                         51         162         -          -           -             -             162
                                             --------   --------   --------   --------    ----------   -----------   -------------
BALANCE, DECEMBER 31, 1997                     2,926     $28,117     4,110      $ 511         $59       $ 9,190         $37,877
                                             --------   --------   --------   --------    ----------   -----------   -------------
                                             --------   --------   --------   --------    ----------   -----------   -------------

_______________
(1) Restated, see Note 1 of Notes to Consolidated Financial Statements.

 The accompanying notes are an integral part of these consolidated statements.

                        LITHIA MOTORS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                   YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------------
(in thousands)                                                              1997             1996            1995
                                                                          --------         --------         -------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                             $  5,959         $  4,355         $ 2,949
   Adjustments to reconcile net income to net cash flows
      provided by (used in) operating activities:
      Depreciation and amortization                                          2,483            1,756           1,907
      Compensation related to stock option issuances                            59                -               -
      (Gain) loss on sale of assets                                             (1)            (239)           (305)
      Gain on sale of vehicles leased to others                               (286)             -                 -
      Deferred income taxes                                                    336             (906)              -
      Minority interest in income                                                -              687             778
      Equity in income of affiliate                                           (102)             (44)            (67)
      (Increase) decrease in operating assets:
         Trade and installment contract receivables, net                    (5,087)            (852)           (692)
         Inventories                                                        (9,009)          (7,120)          1,858
         Prepaid expenses and other                                           (678)             (19)             30
         Other noncurrent assets                                              (486)            (196)           (277)
      Increase (decrease) in operating liabilities:
         Flooring notes payable                                             24,622           (3,283)         (1,628)
         Trade payables                                                      1,440              979             609
         Accrued liabilities                                                 4,252              797             306
         Other liabilities                                                  (2,274)           3,095             677
      Proceeds from sale of vehicles leased to others                        5,330            5,760           4,757
      Expenditures for vehicles leased to others                            (6,750)          (6,537)         (6,308)
                                                                          --------         --------         -------
           Net cash provided by (used in) operating activities              19,808           (1,767)          4,594
                                                                          --------         --------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Notes receivable issued                                                    (249)            (540)           (190)
   Principal payments received on notes receivable                             304              500              83
   Capital expenditures                                                     (8,801)            (395)           (524)
   Proceeds from sale of assets                                                 16              765              10
   Cash paid for acquisitions                                              (25,220)          (6,937)              -
   Distribution from affiliate                                                 204                -               -
                                                                          --------         --------         -------
           Net cash used in investing activities                           (33,746)          (6,607)           (621)
                                                                          --------         --------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings (repayments) on notes payable                                  -             (625)            235
   Principal payments on long-term debt                                    (15,917)         (25,336)         (8,070)
   Proceeds from issuance of long-term debt                                 28,951           21,635          12,529
   Proceeds from issuance of common stock                                    3,945           24,172              50
   Proceeds from minority interest share receivable                              -              676             142
   Dividends and distributions                                                   -           (6,441)         (6,105)
                                                                          --------         --------         -------
           Net cash provided by (used in) financing activities              16,979           14,081          (1,219)
                                                                          --------         --------         -------
Increase in cash and cash equivalents                                        3,041            5,707           2,754
CASH AND CASH EQUIVALENTS:
   Beginning of period                                                      15,413            9,706           6,952
                                                                          --------         --------         -------
   End of period                                                          $ 18,454         $ 15,413         $ 9,706
                                                                          --------         --------         -------
                                                                          --------         --------         -------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                               $  3,206         $  1,823         $ 1,828
   Cash paid during the period for income taxes                              3,011                -               -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Issuance of notes receivable - minority interest                       $      -         $      -         $   678
   Debt extinguishment upon transfer of property                                 -            1,112               -
   Contribution of minority interest in S Corporation
      earnings upon Restructing to Class B Common Stock                          -              131               -
   Contribution of excess S Corporation retained earnings
      upon Restructuring to Class B Common Stock                                 -              421               -

 The accompanying notes are an integral part of these consolidated statements.

                           LITHIA MOTORS, INC.

                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    (dollar and share amounts in thousands, except per share amounts)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Lithia Motors is one of the larger retailers of new and used vehicles in the western United States, offering 21 domestic and imported makes of new automobiles and light trucks at 22 locations, 12 in California, seven in Oregon and three in Nevada. As an integral part of its operations, the Company arranges related financing (non-recourse) and insurance and sells parts, service and ancillary products. The Company's headquarters are currently located in Medford, Oregon, where it has a market share of over 40%. The Company has grown primarily by successfully acquiring and integrating dealerships and by obtaining new dealer franchises. The Company's strategy is to become a leading acquirer and operator of dealerships in the western United States.

     At its 22 locations, the Company offers, collectively, 21 makes of new vehicles including Dodge, Dodge Trucks, Chrysler, Plymouth, Jeep, Ford, Lincoln-Mercury, Toyota, Isuzu, Nissan, Volkswagen, Audi, Honda, Acura, Suzuki, BMW, Saturn, Pontiac, Mazda and Hyundai.

     PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements reflect the results of operations, the financial position, and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly-owned subsidiaries. All significant intercompany accounts and transactions, consisting principally of intercompany sales, have been eliminated upon consolidation.

     The financial results presented for periods prior to the Restructuring (see note 11) have been restated to reflect the consolidated results of operations, financial position and cash flows of the Company's dealerships and those of its affiliated entities under common control whose operations were combined under the Restructuring, using "as if" pooling of interest basis of accounting.

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

     INVENTORIES

     Effective January 1, 1997, the Company changed its method of accounting for inventories from the last-in first-out (LIFO) method to the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Management believes the FIFO method is preferable because the FIFO method of valuing inventories more accurately presents the Company's financial position as it reflects more recent costs at the balance sheet date, more accurately matches revenues with costs reported during the period presented and provides comparability to industry information. The financial statements of prior periods have been restated to apply the new method of accounting for inventories retroactively. The effect of this restatement was to increase retained earnings as of January 1, 1996 by $4,896. The restatement increased (decreased) net income by $314, or $0.06 per diluted share and $(426), or $(0.09) per diluted share, for the years ended December 31, 1995 and 1996, respectively.

     PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost and being depreciated over their estimated useful lives, principally on the straight-line basis. The range of estimated useful lives are as follows:

     Building and improvements                                   40 years
     Service equipment                                      5 to 10 years
     Furniture, signs and fixtures                          5 to 10 years

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant renewals and betterments are capitalized. When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is credited or charged to income.

     INVESTMENT IN AFFILIATE

     The Company has a 20% interest in Lithia Properties, LLC, of which the other members are Sidney DeBoer (35%), M. L. Dick Heimann (30%) and three of Mr. DeBoer's children (5% each). The investment is accounted for using the equity method, with a carrying value of $571 and $468 at December 31, 1996 and 1997, respectively.

     INCOME TAXES

     Prior to the Company's initial public offering of its Common Stock in December 1996 (see note 11), the Company was an S Corporation for federal and state income tax reporting purposes. Federal and state income taxes on the income of an S Corporation were payable by the individual stockholders rather than the corporation.

     The Company's S Corporation status terminated immediately prior to the effectiveness of the Company's initial public offering. At that time, the Company established a net deferred tax asset and recorded an accompanying credit to income tax expense. The accompanying statements of operations for the years ended December 31, 1995 and 1996, reflect provisions for income taxes on an unaudited pro forma basis, using the asset and liability method, as if the Company had been a C Corporation, fully subject to federal and state income taxes for those periods.

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

     COMPUTATION OF PER SHARE AMOUNTS

     Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of
common shares and dilutive common equivalent shares outstanding.   Prior
period amounts have been restated to conform with the presentation requirements of SFAS 128. Following is a reconciliation of basic EPS and diluted EPS:


                                                                      YEAR ENDED DECEMBER 31,
                                       ---------------------------------------------------------------------------------------
                                                 1997                           1996                          1995
                                       -------------------------     --------------------------    ---------------------------
                                                            PER                           PER                           PER
                                                           SHARE                         SHARE                         SHARE
BASIC EPS                              INCOME    SHARES    AMOUNT    INCOME    SHARES    AMOUNT    INCOME    SHARES    AMOUNT
                                       ------    ------    ------    ------    ------    ------    ------    ------    ------
  Common
    Sharholders                        $5,959     6,988     $0.85    $4,355     4,657     $0.94    $2,949     4,577     $0.64
                                                           ------                        ------                        ------
                                                           ------                        ------                        ------
EFFECT OF DILUTIVE SECURITIES
  Stock Options                             -       315                   -       316                   -       316
                                       ------    ------              ------    ------              ------    ------
DILUTED EPS
Income available to Common
  Shareholders                         $5,959     7,303     $0.82    $4,355     4,973     $0.88    $2,949     4,893     $0.60
                                                           ------                        ------                        ------
                                                           ------                        ------                        ------


     In accordance with certain Securities and Exchange Commission (SEC) Staff Accounting Bulletins, the above computations include all common and common equivalent shares issued within 12 months of the offering date as if they were outstanding for all periods presented using the treasury stock method.

     FINANCIAL INSTRUMENTS

     The carrying amount of cash equivalents, trade receivables, trade payables, accrued liabilities and short term borrowings approximate fair value because of the short-term nature of these instruments. The fair value of long-term debt was estimated by discounting the future cash flows using market interest rates and does not differ significantly from that reflected in the financial statements.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     ADVERTISING

     The Company expenses production and other costs of advertising as incurred. Advertising expense was $2,678, $1,297 and $1,136 for the years ended December 31, 1997, 1996 and 1995, respectively.

     INTANGIBLE ASSETS AND GOODWILL

     Intangible assets of $136 and $176, net of accumulated amortization of $63 and $23, at December 31, 1997 and 1996, respectively, represents a non-compete agreement being amortized on a straight-line basis over 5 years. This intangible asset is included in other non-current assets and is evaluated for impairment each period by determining its net realizable value.

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

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash deposits. The Company generally is exposed to credit risk from balances on deposit in financial institutions in excess of the FDIC-insured limit.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

     REVENUE RECOGNITION

     Finance fees represent revenue earned by the Company for notes placed with financial institutions in connection with customer vehicle financing. Finance fees are recognized in income upon acceptance of the credit by the financial institution. Insurance income represents commissions earned on credit life, accident and disability insurance sold in connection with the vehicle on behalf of third party insurance companies. Commissions from third party service contracts are recognized upon sale. Insurance commissions are recognized in income upon customer acceptance of the insurance terms as evidenced by contract execution. Finance fees and insurance commissions, net of charge-backs, are classified as other operating revenue in the accompanying consolidated statements of operations.

     Revenue from the sale of vehicles is recognized upon delivery, when the sales contract is signed and down payment has been received. Fleet sales of vehicles whereby the Company does not take title are shown on a net basis in other revenue.

     MAJOR SUPPLIER AND DEALER AGREEMENTS

     The Company purchases substantially all of its new vehicles and inventory from various manufacturers at the prevailing prices charged by the auto maker to all franchised dealers. The Company's overall sales could be impacted by the auto maker's inability or unwillingness to supply the dealership with an adequate supply of popular models.

     The Company enters into agreements (Dealer Agreements) with the manufacturer. The Dealer Agreements generally limit the location of the dealership and retain auto maker approval rights over changes in dealership management and ownership. The auto makers are also entitled to terminate the Dealer Agreements if the dealership is in material breach of the terms.

     The Company's ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional dealerships.

     STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based compensation plan under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). Effective January 1, 1996, the Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires that companies which do not choose to account for stock-based compensation as prescribed by this statement shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

     RECLASSIFICATIONS

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1997 presentation.

(2)  INVENTORIES AND RELATED NOTES PAYABLE

     Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method).

     The new and used vehicle inventory, collateralizing related notes payable, and other inventory were as follows:


                                                                           DECEMBER 31,
                                                    -----------------------------------------------------
                                                              1997                           1996
                                                    -----------------------       -----------------------
                                                    INVENTORY       NOTES         INVENTORY        NOTES
                                                      COST          PAYABLE        COST           PAYABLE
                                                    ---------       -------       ---------      --------
New and demonstrator vehicles                        $63,457        $67,098        $19,402        $19,645
Used vehicles                                         21,524         15,500         12,199              -
Parts and accessories                                  4,864              -          1,761              -
                                                    ---------       -------       ---------      --------
    Total inventories                                $89,845        $82,598        $33,362        $19,645
                                                    ---------       -------       ---------      --------
                                                    ---------       -------       ---------      --------

     Flooring notes payable consist of flooring notes from a bank secured by new and used vehicles. The flooring arrangements permit the Company to borrow up to $27.9 million in 1996 and $110 million in 1997, restricted by new and used vehicle levels. The notes are due within 5 days of the vehicle being sold or after the vehicle has been in inventory for 1 year for new vehicles, 6 months for program vehicles, and on a revolving basis for used vehicles.

(3)  PROPERTY, PLANT AND EQUIPMENT

                                                           DECEMBER 31,
                                                     ----------------------
                                                      1997            1996
                                                     -------         ------
Buildings and improvements                            $7,449         $1,131
Service equipment                                      3,992          1,641
Furniture, signs and fixtures                          4,340          2,545
                                                     -------         ------
                                                      15,781          5,317
Less accumulated depreciation                         (2,822)        (2,073)
                                                     -------         ------
                                                      12,959          3,244
Land                                                   2,924          1,272
Construction in progress                                 382            100
                                                     -------         ------
                                                     $16,265         $4,616
                                                     -------         ------
                                                     -------         ------

(4)  VEHICLES LEASED TO OTHERS AND RELATED LEASE RECEIVABLES


                                                           DECEMBER 31,
                                                      ---------------------
                                                       1997           1996
                                                      ------         ------
Vehicles leased to others                             $6,531         $6,378
Less accumulated depreciation                         (1,205)        (1,354)
                                                      ------         ------
                                                       5,326          5,024
Less current portion                                    (738)          (524)
                                                      ------         ------
                                                      $4,588         $4,500
                                                      ------         ------
                                                      ------         ------

     Vehicles leased to others are stated at cost and depreciated over their estimated useful lives (5 years) on a straight-line basis. Lease receivables result from customer, employee and fleet leases of vehicles under agreements which qualify as operating leases. Leases are cancelable at the option of the lessee after providing 30 days written notice.

(5)  NOTES PAYABLE

     Notes payable at December 31, 1996 consisted of an 8.5% note payable in connection with the Robert's Dodge acquisition.

(6)  LINES OF CREDIT AND LONG-TERM DEBT

     In September 1997, the Company announced an agreement with U.S. Bank N.A. for $175 million in credit lines, including $110 million in new, used and program flooring lines, $30 million in acquisition capital and $35 million for other corporate purposes. The lines bear interest at LIBOR plus 150 to 275 basis points, 7.625% to 8.75% at December 31, 1997. The limits and interest rates associated with the lines are reviewed annually, with the current term expiring on October 1, 1998. Upon expiring on October 1, 1998, the acquisition line and the equipment line convert to 5-year term notes.

     Long-term debt consists of the following:

                                                                          DECEMBER 31,
                                                                    ------------------------
                                                                      1997            1996
                                                                    --------         -------
Lease Line                                                           $ 5,211         $ 5,196
Acquisition Line                                                       5,000               -
Equipment and Real Estate Lines                                        4,827           1,019
Notes payable in monthly installments of $35, including interest between 8.27% and 10.63%, maturing fully December 2009;
   secured by land and buildings                                      11,892           1,800
                                                                    --------         -------
                                                                      26,930           8,015
Less current maturities                                               (2,688)         (1,855)
                                                                    --------         -------
                                                                    $ 24,242         $ 6,160
                                                                    --------         -------
                                                                    --------         -------

     The schedule of future principal payments on long-term debt after December 31, 1997 is as follows:

     YEAR ENDING DECEMBER 31,
     -----------------------------------
     1998                                        $ 2,688
     1999                                          8,531
     2000                                          3,905
     2001                                          3,160
     2002                                          3,471
     Thereafter                                    5,175
                                                 -------
       Total principal payments                  $26,930
                                                 -------
                                                 -------

(7)  SHAREHOLDERS' EQUITY

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

(8)  INCOME TAXES

     At the date of the Company's restructuring (see note 11), the Company terminated its S Corporation election and is now taxed as a C Corporation in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES. Income taxes for 1997 and pro forma income taxes on the Company's earnings for 1996 (unaudited) and 1995 (unaudited) are as follows:

                                    FOR THE YEAR ENDED DECEMBER 31,
                                  ------------------------------------
                                   1997           1996           1995
                                  ------         ------         ------
Current:
  Federal                         $2,967         $1,860         $1,487
  State                              444            387            309
                                  ------         ------         ------
                                   3,411          2,247          1,796
                                  ------         ------         ------
Deferred:
  Federal                            114           (517)          (303)
  State                               13           (107)           (63)
                                  ------         ------         ------
                                     127           (624)          (366)
                                  ------         ------         ------
    Total                         $3,538         $1,623         $1,430
                                  ------         ------         ------
                                  ------         ------         ------

     Individually significant components of the deferred tax assets and liabilities are presented below:

                                                     DECEMBER 31,
                                                ----------------------
                                                  1997           1996
                                                -------        -------
Deferred tax assets:
  Allowance and accruals                        $   470        $   277
  Deferred revenue                                1,126          1,244
                                                -------        -------
    Total deferred tax assets                     1,596          1,521
                                                -------        -------
Deferred tax liabilities:
  LIFO recapture                                 (1,841)        (2,032)
  Property and equipment, principally due to
   differences in depreciation                   (1,008)          (615)
                                                -------        -------
  Total deferred tax liabilities                 (2,849)        (2,647)
                                                -------        -------
    Total                                       $(1,253)       $(1,126)
                                                -------        -------
                                                -------        -------

     The reconciliation between the statutory federal income tax expense at 34% and the Company's income tax expense for 1997 is shown in the following tabulation. The following tabulation also reconciles the expected corporate federal income tax expense for 1995 and 1996 (computed by multiplying the Company's income before minority interest by 34%) with the Company's unaudited pro forma income tax expense:

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                 ----------------------------------
                                                  1997          1996          1995
                                                 ------        ------        ------
Statutory federal taxes at 34%                   $3,229        $1,438        $1,267
State taxes, net of federal income tax benefit      278           184           162
Other                                                31             1             1
                                                 ------        ------        ------
Income tax expense                               $3,538        $1,623        $1,430
                                                 ------        ------        ------
                                                 ------        ------        ------

(9)  COMMITMENTS AND CONTINGENCIES

     RECOURSE PAPER

     The Company is contingently liable to banks for recourse paper from the financing of vehicle sales. The contingent liability at December 31, 1997, 1996 and 1995 was approximately $64, $88 and $206, respectively.

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

     The minimum rental commitments under operating leases after December 31, 1997 are as follows:

     YEAR ENDING DECEMBER 31,
     -----------------------------------
     1998                                  $ 4,815
     1999                                    4,753
     2000                                    4,449
     2001                                    4,447
     2002                                    4,012
     Thereafter                             34,378
                                           -------
        Total principal payments           $56,854
                                           -------
                                           -------

     Rental expense for all operating leases was $2,764, $2,353 and $1,993 for the years ended December 31, 1997, 1996 and 1995, respectively.

     LITIGATION

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(10) PROFIT SHARING PLAN

     The Company has a defined contribution plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of the Board of Directors of Lithia Motors, Inc.
Contributions of $138, $100 and $84 were recognized for the years ended
December 31, 1997, 1996 and 1995, respectively. Employees may contribute to the plan under certain circumstances.

(11) RESTRUCTURING AND OFFERING

     On December 18, 1996, the Company offered 2,500 shares of its Class A common stock to the public (the "Offering"). Prior to the Offering, the Company consummated a restructuring (the Restructuring) which resulted in each of the Company's dealerships and operating divisions becoming direct or indirect wholly-owned subsidiaries of the Company with Lithia Holding Company, LLC owning all the outstanding Class B common stock of the Company. All shareholders prior to the Restructuring exchanged their interests in the Company and its affiliated entities for shares of Lithia Holding Company, LLC with the exception of (i) one shareholder who exchanged his interest in one entity for cancellation of a note due to Lithia TLM, LLC and cash and (ii) Lithia TKV, Inc. whose stock was purchased by the Company from the Company's principals subsequent to the Offering.

(12) STOCK INCENTIVE PLANS

     In April 1996, the Board of Directors (the Board) and the Company's shareholders adopted the Company's 1996 Stock Incentive Plan for the granting of up to 670 incentive and nonqualified stock options to officers, key employees and consultants of the Company and its subsidiaries, and in 1997, the Board adopted a Non-Discretionary Stock Option Plan for Non-Employee Directors and reserved 15 shares under that plan (collectively, the "Plan"). The Plan is administered by the Board or by a Compensation Committee of the Board and permits accelerated vesting of outstanding options upon the occurrence of certain changes in control of the Company. Options become exercisable over a period of up to ten years from the date of grant as determined by the Board, at prices generally not less than the fair market value at the date of grant. At December 31, 1997, 634 shares of Class A common stock were reserved for issuance under the Plan and 201 shares were available for future grant.

     Activity under the Plan is as follows:

                                   SHARES         SHARES         WEIGHTED
                                  AVAILABLE     SUBJECT TO        AVERAGE
                                  FOR GRANT       OPTIONS     EXERCISE PRICE
                                  ---------     ----------    --------------
Balances, December 31, 1995              -              -          $    -
Shares reserved                        685
Options granted                       (439)           439            3.11
Options canceled                         -              -               -
Options exercised                        -              -               -
                                    ------          -----          ------
Balances, December 31, 1996            246            439            3.11
Options granted                        (45)            45            6.05
Options canceled                         -              -               -
Options exercised                        -            (51)           3.20
                                    ------          -----          ------
Balances, December 31, 1997            201            433          $ 3.41
                                    ------          -----
                                    ------          -----

     The Company issued non-qualified options during 1997 to certain members of management at an exercise price of $1.00 per share. Compensation expense is recognized ratably in accordance with the 5-year vesting schedule.

     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), which defines a fair value based method of accounting for employee stock options and similar equity instruments. As permitted under SFAS 123, the Company has elected to continue to account for its stock-based compensation plan under Accounting Principal Board Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related interpretations. Accordingly, no compensation expense has been recognized for the Plan.

     The Company has computed, for pro forma disclosure purposes, the value of options granted under the Plan, using the Black-Scholes option pricing model as prescribed by SFAS 123, using the weighted average assumptions for grants as follows:


                                           FOR THE YEAR ENDED DECEMBER 31,
                                           -------------------------------
                                               1997               1996
                                           ------------      -------------
Risk-free interest rate                           6.25%              6.50%
Expected dividend yield                            0.0%               0.0%
Expected lives                                6.8 years          6.5 years
Expected volatility                               45.5%              60.0%


     Using the Black-Scholes methodology, the total value of options granted during 1996 and 1997 was $709 and $320, respectively, which would be amortized on a pro forma basis over the vesting period of the options, typically five years. The weighted average fair value of options granted during 1996 and 1997 was $1.62 per share and $7.20 per share, respectively. If the Company had accounted for its stock-based compensation plan in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                         -------------------------------------------------
                                                   1997                      1996
                                         -----------------------   -----------------------
                                         AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                         -----------   ---------   -----------   ---------
Net income                                  $5,959      $5,723        $4,355      $3,612
Basic net income per share                   $0.85       $0.82         $0.94       $0.78
Diluted net income per share                 $0.82       $0.79         $0.88       $0.73


     The following table summarizes stock options outstanding at December 31, 1997:


                       OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
    -----------------------------------------------------   ----------------------
                                   WEIGHTED
                                    AVERAGE      WEIGHTED                 WEIGHTED
       RANGE OF                    REMAINING     AVERAGE     NUMBER OF    AVERAGE
       EXERCISE       NUMBER      CONTRACTUAL    EXERCISE     SHARES      EXERCISE
        PRICES      OUTSTANDING   LIFE (YEARS)    PRICE     EXERCISABLE    PRICE
     -----------    -----------   ------------   --------   -----------   --------
     $      1.00             21            8.0      $1.00             4      $1.00
            3.02            282            6.3       3.02            64       3.02
            3.32            107            3.3       3.32            80       3.32
           10.75             20            7.2      10.75             -          -
           10.88              3            9.2      10.88             3      10.88
     -----------    -----------   ------------   --------   -----------   --------
     $1.00-10.88            433            5.6      $3.41           151      $3.28
     -----------    -----------   ------------   --------   -----------   --------
     -----------    -----------   ------------   --------   -----------   --------


     At December 31, 1996, 167 shares were exercisable at a weighted average exercise price of $3.27.

(13) RELATED PARTY TRANSACTIONS

     Certain of the real property on which the Company's business is located is owned by Lithia Properties, LLC. The Company leases such facilities under various lease agreements from Lithia Properties, LLC (Note 9). Selling, general and administrative expense includes rental expense of $1,442, $2,132 and $1,929 for the years ended December 31, 1997, 1996 and 1995, respectively relating to these properties.

    The Company provides management services to Lithia Properties, LLC. Other income includes management fees of $12, $477 and $288 for the years ended December 31, 1997, 1996 and 1995, respectively.

    The Company has guaranteed certain indebtedness of Lithia Properties, LLC incurred in connection with purchases of real property which secures the loan. This indebtedness amounts to approximately $9,266 at December 31, 1997.

    Through December 1996, the Company and Lithia Properties, LLC share a "pooled" cash account in the Company's name. At December 31, 1996, amounts due to Lithia Properties, LLC related to this arrangement amounted to $1,703, and are included in payable to related parties. Also included in payable to related parties at December 31, 1996 is $249 due to former S Corporation minority interest shareholders for distributions of their investment in the Company prior to the Restructuring. There were no amounts due to related parties at December 31, 1997.

    Receivable from related parties at December 31, 1996 represents amounts due to the Company for overpayments on distributions to shareholders in connection with the Restructuring.

(14) ACQUISITIONS

     During the fourth quarter of 1996, the Company acquired two new and used car dealerships, Roberts Dodge, Inc. and Melody Vacaville, Inc., now Lithia TKV and Lithia DE, respectively.

     In April 1997, the Company closed its acquisition of Magnussen Dodge and Magnussen Isuzu in Concord, California. The Company invested $3.8 million to acquire this store, which includes goodwill, working capital, notes issued to seller and other initial investments.

     In July 1997, the Company closed its acquisition of Magnussen-Barbee Ford of Napa, California. The Company invested $3.7 million to acquire this store, which includes goodwill, working capital, notes issued to seller and other initial investments.

     In August 1997, the Company closed its acquisition of Sun Valley Ford, a California corporation, dba "Sun Valley Ford Volkswagen Hyundai", located in Concord, California. The Company invested $7.6 million to acquire the two stores, which includes goodwill, working capital, notes issued to seller and other initial investments.

     On October 1, 1997, the Company closed its acquisition of Dick Donnelly Automotive Enterprises, Inc., dba Dick Donnelly Lincoln, Mercury, Audi, Suzuki, Isuzu, located in Reno and Sparks, Nevada. The Company invested $5.8 million to acquire the two stores, which includes goodwill, working capital, notes issued to seller and other initial investments.

     On October 3, 1997, the Company closed its acquisition of Nissan-BMW, Inc., dba Bakersfield Nissan, Acura, BMW ("Bakersfield Nissan-BMW"), located in Bakersfield, California. The Company invested $6.7 million to acquire this store, which includes goodwill, working capital, notes issued to seller and other initial investments. The Company is leasing the land and facilities from the sellers of Bakersfield Nissan-BMW.

     On December 16, 1997 the Company closed its acquisition of Century Ford and Century Mazda in Fresno, California. The Company invested $4.1 million to acquire the two stores, which includes goodwill, working capital, notes issued to seller and other initial investments. The Company is leasing the land and facilities from the sellers of Century Ford and Century Mazda.

     All of the above acquisitions were accounted for as purchase transactions. The aggregate purchase price of the dealerships acquired in the respective periods has been allocated to the assets and liabilities acquired at their estimated fair market value at the acquisition dates as follows:


                                                          1997              1996
                                                      ------------      -------------
            Assets acquired                            $ 51,953             $ 9,542
            Good will                                    19,944               4,101
            Less liabilities assumed or incurred        (46,190)             (6,206)
                                                      ------------      -------------
            Total consideration                        $ 25,707             $ 7,437
                                                      ------------      -------------
                                                      ------------      -------------


     The unaudited pro forma results of operations including Roberts Dodge, Inc., Melody Vacaville, Inc., Sun Valley Ford, Inc. and Dick Donnelly Automotive Enterprises, Inc., are as follows. The results of operations for the remaining acquisitions are not included in the unaudited pro forma information as they are not materially different from actual results of the Company.


                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                           1997              1996
                                                      -------------     -------------
            Total revenues                               $419,675          $361,195
            Net income                                      6,919             3,429
            Basic earnings per share                         0.99              0.74
            Diluted earnings per share                       0.95              0.69


     The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

(15) OTHER INCOME


                                       FOR THE YEAR ENDED DECEMBER 31,
                                      ---------------------------------
                                        1997        1996          1995
                                      -------      -------      -------
     Management fees                    $ 12       $  477         $288
     Hail damage settlement              281          206            -
     Lawsuit settlement                    -            -          160
     Miscellaneous, net                  330          429          521
                                      -------      -------      -------
     Other income, net                  $623       $1,112         $969
                                      -------      -------      -------
                                      -------      -------      -------


(16) SUBSEQUENT EVENTS

     On January 20, 1998, the Company closed its acquisition of Quality Jeep in Fresno, California. The Company invested $4,400 to acquire the two stores, which includes goodwill, working capital, notes issued to seller and other initial investments.

     On February 4, 1998 and February 10, 1998, the Company closed its acquisitions of Reno Volkswagen and Medford Nissan, respectively. The Company invested $3,100 to acquire the two stores, which includes goodwill, working capital, notes issued to seller and other initial investments.

     In February 1998, subject to shareholder approval, the Board of Directors approved the reservation of 250 shares of Class A Common Stock for issuance under an employee stock purchase plan.

     In March 1998, subject to shareholder approval, the Board of Directors of the Company approved the reservation of an additional 415 shares of Class A Common Stock under its 1996 Stock Incentive Plan.

     Also in March 1998, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission for the sale of 3,000 shares (3,450 shares with the Underwriters' over-allotment option) of Class A Common Stock.

     Also in March 1998, the Company closed its acquisition of Haddad Jeep/Eagle in Bakersfield, California. The Company invested $2,020 to acquire the store, which includes goodwill, working capital and other initial investments.