Form 10-Q
period 1998-03-31
LITHIA MOTORS INC
filed 1998-05-14
CIK 1023128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                 ------------------

                                     FORM 10-Q

                                 ------------------

(Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 1998
                                         OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
For the transition period from      to

                         Commission file number: 000-21789

                                 ------------------

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

                                  ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
     ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Class A Common stock without par value                  5,931,715
  Class B Common stock without par value                  4,110,000
                 (Class)                        (Outstanding at May 11, 1998)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   LITHIA MOTORS, INC.
                                        FORM 10-Q
                                          INDEX



 PART I - FINANCIAL INFORMATION                                          PAGE
                                                                         ----
 Item 1.   Financial Statements

           Consolidated  Balance  Sheets (Unaudited) - March 31, 1998      2
           and December 31, 1997

           Consolidated Statements of Operations (Unaudited)  - Three
           Months Ended March 31, 1998 and 1997                            3

           Consolidated  Statements of Cash Flows (Unaudited) - Three
           Months Ended March 31, 1998 and 1997                            4

           Notes to Consolidated Financial Statements (Unaudited)          5

 Item 2.   Management's  Discussion  and  Analysis  of  Financial
           Condition and Results of Operations                             7

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk     12


 PART II - OTHER INFORMATION

 Item 6.   Exhibits and Reports on Form 8-K                               12

 Signatures                                                               13

                              PART I-FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS

                              LITHIA MOTORS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                      (in thousands)
                                        (Unaudited)

                                                           March 31,    December 31,
                                                             1998          1997
                                                           ---------    ------------
ASSETS
Current Assets:
    Cash and cash equivalents                               $ 14,181      $ 18,454
    Trade receivables                                         10,541         7,655
    Notes receivable, current portion                            446           427
    Inventories, net                                         120,743        89,845
    Vehicles leased to others, current portion                   648           738
    Prepaid expenses and other                                 1,388           913
    Deferred income taxes                                      1,388         1,855
                                                            --------      --------
        Total Current Assets                                 149,335       119,887

Property and Equipment, net of accumulated
  depreciation of $3,114 and $2,822                           23,309        16,265
Vehicles Leased to Others, less current portion                4,336         4,588
Notes Receivable, less current portion                           257           309
Goodwill, net of accumulated amortization of
  $471 and $293                                               29,628        24,062
Other Non-Current Assets, net of accumulated
  amortization of $96 and $86                                  1,137         1,415
                                                            --------      --------
        Total Assets                                        $208,002      $166,526
                                                            --------      --------
                                                            --------      --------



LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Flooring notes payable                                  $ 94,642      $ 82,598
    Current maturities of long-term debt                       3,322         2,688
    Current portion of capital leases                            101            99
    Trade payables                                             3,355         3,874
    Accrued liabilities                                        8,699         6,758
                                                            --------      --------
        Total Current Liabilities                            110,119        96,017

Long-Term Debt, less current maturities                       50,340        24,242
Long-Term Capital Lease Obligation, less current
  portion                                                      2,289         2,316
Deferred Revenue                                               2,301         2,519
Other Long-Term Liabilities                                      591           447
Deferred Income Taxes                                          2,913         3,108
                                                            --------      --------
        Total Liabilities                                    168,553       128,649
                                                            --------      --------
Shareholders' Equity
    Preferred stock - no par value; authorized 15,000
      shares; issued and outstanding; none                       -             -
    Class A common stock - no par value;
      authorized 100,000 shares; issued and
      outstanding 2,932 and 2,926                             28,136        28,117
    Class B common stock
      authorized 25,000 shares; issued and
      outstanding 4,110 and 4,110                                511           511
    Additional paid-in capital                                    93            59
    Retained earnings                                         10,709         9,190
                                                            --------      --------
       Total Shareholders' Equity                             39,449        37,877
                                                            --------      --------
       Total Liabilities and Shareholders' Equity           $208,002      $166,526
                                                            --------      --------
                                                            --------      --------

                  The accompanying notes are an integral part of these
                          consolidated financial statements.

                              LITHIA MOTORS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (in thousands, except per share amounts)
                                        (Unaudited)

                                         Three months ended March 31,
                                         ----------------------------
                                           1998               1997
                                         ---------           --------
Sales:
   Vehicles                               $124,709           $47,470
   Service, body, parts and other           21,489             7,234
                                          --------           -------
        Net Sales                          146,198            54,704
Cost of sales
   Vehicles                                112,993            42,479
   Service, body, parts and other           10,481             3,276
                                          --------           -------
        Cost of Sales                      123,474            45,755
                                          --------           -------
        Gross profit                        22,724             8,949
Selling, general and administrative         17,916             6,995
Depreciation and amortization                  498               169
                                          --------           -------
        Operating income                     4,310             1,785
Other income (expense)
    Equity in income of affiliate                9                50
    Interest income                             54                28
    Interest expense                        (2,210)             (146)
    Other, net                                 303               147
                                          --------           -------
                                            (1,844)               79
                                          --------           -------
Income before income taxes                   2,466             1,864
Income tax expense                             947               720
                                          --------           -------
Net income                                $  1,519           $ 1,144
                                          --------           -------
                                          --------           -------
Basic net income per share                $   0.22           $  0.17
                                          --------           -------
                                          --------           -------
Diluted net income per share              $   0.21           $  0.16
                                          --------           -------
                                          --------           -------

                  The accompanying notes are an integral part of these
                          consolidated financial statements.

                              LITHIA MOTORS, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                        (Unaudited)

                                                                 Three months ended March 31,
                                                                 ----------------------------
                                                                    1998               1997
                                                                 ---------           --------
Cash flows from operating activities:
   Net income                                                    $  1,519             $ 1,144
   Adjustments to reconcile net income to net cash flow
      used in operating activities:
         Depreciation and amortization                                720                 475
         Gain on sale of assets                                        -                  (76)
         Gain on sale of vehicles leased to others                    (45)                 -
         Deferred income taxes                                       (195)                720
         Equity in income of affiliate                                 (9)                (50)
         Changes in operating assets and liabilities, net of
           effect of acquisitions:
            Trade and installment contract receivables, net        (2,994)               (632)
            Inventories                                           (19,174)             (5,738)
            Prepaid expenses and other                                162                  53
            Other noncurrent assets                                   277                (457)
         Increase (decrease) in:
            Trade payables                                           (519)               (996)
            Accrued liabilities                                     1,942                 594
            Other liabilities                                        (196)             (2,127)
         Proceeds from sale of vehicles leased to others            2,191               1,587
         Expenditures for vehicles leased to others                (2,046)             (1,851)
                                                                 --------             -------
               Net cash used in operating activities              (18,367)             (7,354)

Cash flows from investing activities:
   Notes receivable issued                                            (54)               (127)
   Principal payments received on notes receivable                     87                  81
   Capital expenditures                                            (1,195)             (3,761)
   Acquisitions                                                   (15,197)                 -
                                                                 --------             -------
               Net cash used in investing activities              (16,359)             (3,807)

Cash flows from financing activities:

   Net repayments on notes payable                                     -                 (500)
   Net borrowings on flooring notes payable                         4,793               5,121
   Principal payments on long-term debt                            (1,010)             (1,945)
   Proceeds from issuance of long-term debt                        26,617               2,702
   Proceeds from issuance of common stock                              53               3,898
                                                                 --------             -------
               Net cash provided by financing activities           30,453               9,276
                                                                 --------             -------
Decrease in cash and cash equivalents                              (4,273)             (1,885)

Cash and cash equivalents:
   Beginning of period                                             18,454              15,413
                                                                 --------             -------
   End of period                                                 $ 14,181             $13,528
                                                                 --------             -------
                                                                 --------             -------

                  The accompanying notes are an integral part of these
                          consolidated financial statements.

                                LITHIA MOTORS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                    (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION
The financial information included herein for the three-month periods ended March 31, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from Lithia Motors, Inc.'s (the Company's) 1997 Annual Report to Shareholders on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report to Shareholders.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method).

                                          March 31, 1998         December 31, 1997
                                          --------------         -----------------
 New and demonstrator vehicles                $ 88,146                  $ 63,457
 Used vehicles                                  22,432                    21,524
 Parts and accessories                          10,165                     4,864
                                              --------                  --------
                                              $120,743                  $ 89,845
                                              --------                  --------
                                              --------                  --------

NOTE 3.  SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                     1998                1997
                                                   ---------           --------
 Cash paid during the period for income
 taxes                                              $    650             $   99
 Cash paid during the period for interest              1,614                243
 Property acquired through debt                            -              1,424

NOTE 4.  EARNINGS PER SHARE
Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and
dilutive common equivalent shares outstanding.   Prior period amounts have been
restated to conform with the presentation requirements of SFAS 128.

Following is a reconciliation of basic EPS and diluted EPS:

Three Months Ended March 31,              1998                                            1997
----------------------------              ------------------------------------            --------------------------------
                                                                         Per                                        Per
                                                                        Share                                      Share
BASIC EPS                                 Income            Shares      Amount            Income      Shares       Amount
---------                                 ------------------------------------            --------------------------------
Income available to Common
  Shareholders                            $ 1,519            7,036     $ 0.22             $ 1,144      6,907       $ 0.17
                                                                       ------                                      ------
                                                                       ------                                      ------
DILUTED EPS
-----------
Effect of dilutive stock options                 -             335                             -         314
                                          ------------------------                        ------------------
Income available to Common
  Shareholders                            $ 1,519            7,371    $ 0.21              $ 1,144      7,221       $ 0.16
                                                                       ------                                      ------
                                                                       ------                                      ------

NOTE 5. ACQUISITIONS
The following table sets forth the total purchase price, cash paid, debt incurred and the net investment for acquisitions made by the Company in the first quarter of 1998:


                                             TOTAL            CASH               DEBT                     NET
NAME                          MONTH           PAID            PAID             INCURRED              INVESTMENT(1)
-----------------------     --------        -------           ------           --------              -------------
Quality Nissan Jeep(2)       January        $ 8,404           $7,097             $1,307                   $4,405
Reno Volkswagen             February          1,400              411                989                      293
Medford Nissan, BMW         February          3,231              546              2,685                    2,326
Haddad Jeep                   March           4,912            1,528              3,384                    2,063
                                            -------           ------             ------                   ------
   Total                                    $17,947           $9,582             $8,365                   $9,087
                                            -------           ------             ------                   ------
                                            -------           ------             ------                   ------

(1) Net investment consists of the amount of goodwill, working capital, any notes issued to the seller and other initial investments.
(2) Excludes real property purchased for $5,560.

The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations, both individually and in aggregate, are not material for the above acquisitions and therefore have not been included herein.

NOTE 6.  SUBSEQUENT EVENTS
In May 1998, the Company announced the sale of 3.0 million newly issued shares of its Class A Common Stock in a public offering at a price of $14.50 per share. Net proceeds from the sale were $41.0 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS
This Form 10-Q contains forward-looking statements. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward looking statements as a result of certain risks including those set forth in the Company's offering prospectus dated May 1, 1998 and in its 1997 Annual Report on Form 10-K. These risk factors include, but are not limited to, the cyclical nature of automobile sales, the intense competition in the automobile retail industry and the Company's ability to negotiate profitable acquisitions and secure manufacturer approvals for such acquisitions.

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

                                         YEAR ENDED DECEMBER 31,
 AVERAGE U.S. DEALERSHIP             -----------------------------
 STATEMENT OF OPERATIONS DATA:            1996          1995
 Sales:
         New vehicles                     57.7 %         58.6 %
         Used vehicles                    30.4           29.0
         Parts and service, other         11.9           12.4
                                         -----          -----
                  Total sales            100.0 %        100.0 %
 Gross profit                             12.9           12.9
 Total dealership expense                 11.3           11.5
 Income before taxes                       1.5 %          1.4 %

________
Source: NADA INDUSTRY ANALYSIS DIVISION

The following table sets forth selected condensed financial data for the Company, expressed as a percentage of total sales for the periods indicated below.

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                  1998                  1997
                                                 ------                ------
 STATEMENT OF OPERATIONS DATA:
 Sales:
 New vehicles                                      51.2 %               45.4 %
 Used vehicles                                     34.1                 41.4
 Parts and service                                 10.0                  8.3
        Finance, insurance and other                4.7                  4.9
                                                  -----                -----
      Total sales                                 100.0                100.0
 Gross profit                                      15.5                 16.4
 Selling, general and administrative               12.2                 12.8
 Depreciation and amortization                      0.3                  0.3
                                                  -----                -----
 Operating income                                   3.0                  3.3
 Other income (expense), net                       (1.3)                 0.1
                                                  -----                -----
 Income before taxes                                1.7 %                3.4 %
                                                  -----                -----
                                                  -----                -----

RESULTS OF OPERATIONS

1998 COMPARED TO 1997
SALES. Net sales for the Company increased $91.5 million, or 167 percent, to $146.2 million for the quarter ended March 31, 1998 from $54.7 million for the comparable period of 1997. The Company's sales mix shifted more to new vehicle sales, with 51.2 percent of total sales generated from new vehicle sales, 34.1 percent from used vehicle sales and 14.7 percent from other operating income. Same store sales growth was 9.9 percent with a 10.4 percent increase in vehicle sales and a 5.9 percent increase in other revenue, which includes service, parts, finance fees and insurance, the Company's highest margin products.

     NEW VEHICLE SALES. The Company sells 21 domestic and imported brands ranging from economy to luxury cars, as well as sport utility vehicles, minivans and light trucks. Revenue from new vehicle sales increased 202 percent to $74.9 million for the quarter ended March 31, 1998 compared to $24.8 million for the comparable quarter of 1997. This increase was achieved by a 186 percent increase in units sold to 3,422 from 1,197 in the first quarter of 1997 and a
5.5 percent increase in the average selling price to $21,890 from $20,743. New vehicle sales represented 51.2 percent of total sales in the first quarter of 1998 compared to 45.4 percent in the comparable quarter of 1997. The increases are primarily attributable to a 9.9% overall same store growth rate, the inclusion of 15 locations in California and Nevada acquired since March 1997 and incentives from manufacturers for new vehicle sales.

The Company purchases substantially all of its new car inventory directly from manufacturers who allocate new vehicles to dealerships based on the amount of vehicles sold by the dealership and by the dealership's market area. The Company will also exchange vehicles with other dealers to accommodate customer demand and to balance inventory.

     USED VEHICLE SALES. The Company offers a variety of makes and models of used cars and light trucks of varying model years and prices. Used vehicle sales are an important part of the Company's overall profitability. Revenue from retail used vehicle sales increased 118 percent to $38.3 million for the quarter ended March 31, 1998 from $17.6 million for the comparable quarter of 1997. Retail used unit volume increased 109 percent to 3,027 units from 1,450 units and the average unit price increased 4.4 percent to $12,649 from $12,112. The increases are primarily attributable to a 9.9% overall same store growth rate and the inclusion of 15 locations in California and Nevada acquired since March 1997.

     OTHER. The Company derives additional revenue from the sale of parts and accessories, maintenance and repair services, auto body work and finance and insurance ("F&I") transactions. Other operating revenue increased 197 percent to $21.5 million during the first quarter of 1998, from $7.2 million during the comparable period of 1997. This increase is primarily due to a 5.9% same store growth rate in such revenue and the inclusion of 15 new locations in California and Nevada since March 1997. To a limited extent, revenues from the parts and service department are countercyclical to new car sales as owners repair existing vehicles rather than buy new vehicles. The Company believes this helps mitigate the affects of a downturn in the new vehicle sales cycle.

GROSS PROFIT. Gross profit increased 154 percent to $22.7 million for the first quarter of 1998, compared with $8.9 million for the first quarter of 1997, primarily due to increased revenues as indicated above. The gross profit margin achieved by the Company on new vehicle sales during the first quarter of 1998 was 10.4 percent compared to 12.3 percent in the first quarter of 1997. This compares favorably with the average gross profit margin of 6.5% realized by franchised automobile dealers in the United States on sales of new vehicles in 1996. The Company sells used vehicles to retail customers and, in the case of vehicles in poor condition or vehicles which have not sold within a specified period of time, to other dealers and to wholesalers. Sales to other dealers and to wholesalers are frequently at, or close to, cost and therefore affect the Company's overall gross profit margin on used vehicle sales. Excluding wholesale transactions, the Company's gross profit margin on used vehicle sales during the first quarter of 1998 was 10.9 percent compared to 10.9 percent in the first quarter of 1997, as compared to the industry average for 1996 of 11.0%. Total gross profit margin decreased to 15.5 percent in the first quarter of 1998 compared to 16.4 percent in the first quarter of 1997. The decrease in gross profit margins was primarily a result of the acquisition of several new dealerships during 1997 and early 1998, which were generating gross margins lower than those of the Company. The Company's gross profit margin continues to exceed the average U.S. dealership gross profit margin of 12.9% for the eleven months ended November, 30, 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. The Company's selling, general and administrative ("SG&A") expense increased 156 percent to $17.9 million (12.3 percent of total sales) for the three months ended March 31, 1998 compared to $7.0 million (12.8 percent of total sales) for the comparable period of 1997. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in sales and the number of total locations. The decrease in SG&A as a percent of total sales is a result of economies of scale gained as the fixed expenses are spread over a larger revenue base.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 195 percent to $498,000 in the first quarter of 1998 compared to $169,000 in the first quarter of 1997, primarily as a result of increased property and equipment and goodwill related to acquisitions in 1997 and 1998. Depreciation and amortization was 0.3 percent of sales in the first quarter of 1998 and 1997. These figures exclude depreciation related to leased vehicles included in cost of sales.

INTEREST EXPENSE. Interest expense increased to $2.2 million for the three-month period ended March 31, 1998 from $146,000 for the comparable period of 1997, primarily as a result of increased flooring notes payable related to increased inventories.

INCOME TAX EXPENSE. The Company's effective tax rate for the quarter ended March 31, 1998 was 38.4 percent compared to 38.6 percent for the quarter ended March 31, 1997. The Company's effective tax rate may be effected by the purchase of new stores in jurisdictions with tax rates either higher or lower than the current estimated rate.

NET INCOME. Net income was $1.5 million (1.0 percent of total sales) for the three months ended March 31, 1998 compared to $1.1 million (2.1 percent of total sales) for the comparable period of 1997, as a result of the individual line item changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal needs for capital resources are for acquisitions, capital expenditures and increased working capital requirements. Historically, the Company has relied primarily upon internally generated cash flows from operations, borrowings under its credit facility and the proceeds from its
initial public offering to finance its operations and expansion.   In May 1998,
the Company closed an offering of 3.0 million newly issued shares of its Class A Common Stock for net proceeds of $41.0 million. The proceeds have been used to pay down the Company's lines of credit until needed for future acquisitions.

At March 31, 1998 the Company had working capital of $39.2 million, which included $14.2 million of cash. The $4.3 million decrease in cash since December 31, 1997 is primarily a result of $18.4 million used in operations, primarily for the purchase of inventories, $1.2 million used for the purchase of property and equipment and $15.2 million used for acquisitions, offset by $26.6 million from the issuance of long-term debt and $4.8 million net borrowing on flooring lines. The current ratio at March 31, 1998 was 1.4:1 compared to 1.2:1 at December 31, 1997.

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

Amounts outstanding at March 31, 1998 were as follows (in thousands):

 Flooring Line                                     $  94,642
 Acquisition Line                                     30,000
 Lease Line                                            4,559
 Equipment and Real Estate Lines                       6,432
                                                   ---------
    Total                                          $ 135,633
                                                   ---------
                                                   ---------

Loans under the Credit Facility bear interest at LIBOR (London Interbank Offered
Rate) plus 150 to 275 basis points, equivalent to 7.25 percent to 8.75 percent at March 31, 1998.

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

SEASONALITY AND QUARTERLY FLUCTUATIONS
Historically, the Company's sales have been lower in the first and fourth quarters of each year largely due to consumer purchasing patterns during the holiday season, inclement weather and the reduced number of business days during the holiday season. As a result, financial performance for the Company is generally lower during the first and fourth quarters than during the other quarters of each fiscal year. Management believes that interest rates, levels of consumer debt, consumer buying patterns and confidence, as well as general economic conditions, also contribute to fluctuations in sales and operating results. The timing of acquisitions may cause substantial fluctuations of operating results from quarter to quarter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


                            PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The exhibits filed as a part of this report are listed below.
     EXHIBIT NO.
     -----------
     10 Agreement for Purchase and Sale of Business Assets between Boyland Auto Group dba Boyland Toyota, Dorian Boyland and Lithia Motors, Inc., previously filed as Exhibit 10.34.1 to the Company's Registration Statement No. 333-47525 on Form S-1 dated May 1, 1998 and is incorporated herein by reference.
     27   Financial Data Schedule

(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   May 11, 1998                    LITHIA MOTORS, INC.


                              By /s/ SIDNEY B. DEBOER
                                 -------------------------------------------
                                 Sidney B. DeBoer
                                 Chairman of the Board,
                                 Chief Executive Officer and Secretary
                                 (Principal Executive Officer)


                              By /s/ BRIAN R. NEILL
                                 -------------------------------------------
                                 Brian R. Neill
                                 Senior Vice President and
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)