Form 10-Q
period 1998-06-30
LITHIA MOTORS INC
filed 1998-08-13
CIK 1023128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                               -----------------------

                                      FORM 10-Q

                               -----------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                     For the quarterly period ended June 30, 1998
                                          OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                           For the transition period from     to
                                                          ----   ----

                          Commission file number: 000-21789

                               -----------------------

                                 LITHIA MOTORS, INC.
                (Exact name of registrant as specified in its charter)
             OREGON                                         93-0572810
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification No.)

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
Yes   X     No
    ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class A Common stock without par value              6,081,715
     Class B Common stock without par value              4,110,000
               (Class)                       (Outstanding at August 7, 1998)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 LITHIA MOTORS, INC.
                                      FORM 10-Q
                                        INDEX


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----
Item 1. Financial Statements

        Consolidated Balance Sheets -- June 30, 1998 (unaudited)
        and December 31, 1997                                                2

        Consolidated Statements of Operations -- Three and Six Months Ended
        June 30, 1998 and 1997 (unaudited)                                   3

        Consolidated Statements of Cash Flows -- Six Months Ended June 30,
        1998 and 1997 (unaudited)                                            4

        Notes to Consolidated Financial Statements (unaudited)               5

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                7

Item 3. Quantitative and Qualitative Disclosures About Market Risk          12

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                 12

Item 6. Exhibits and Reports on Form 8-K                                    13

Signatures                                                                  14


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LITHIA MOTORS, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                    (in thousands)
                                     (Unaudited)


                                                       June 30,  December 31,
                                                         1998          1997
                                                      ----------  ------------
ASSETS
Current Assets:
  Cash and cash equivalents                            $ 27,136     $  18,454
  Trade receivables                                      11,942         7,655
  Notes receivable, current portion                         460           427
  Inventories, net                                      138,137        89,845
  Vehicles leased to others, current portion                755           738
  Prepaid expenses and other                              2,537           913
  Deferred income taxes                                   1,825         1,855
                                                      ----------  ------------
     Total Current Assets                               182,792       119,887

Property and Equipment, net of accumulated
  depreciation of $3,454 and $2,822                      29,650        16,265
Vehicles Leased to Others, less current portion           5,052         4,588
Notes Receivable, less current portion                      286           309
Goodwill, net of accumulated amortization of
  $696 and $293                                          32,844        24,062
Other Non-Current Assets, net of accumulated
  amortization of $83 and $63                             1,180         1,415
                                                      ----------  ------------
     Total Assets                                      $251,804     $ 166,526
                                                      ----------  ------------
                                                      ----------  ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Flooring notes payable                               $119,964      $ 82,598
  Current maturities of long-term debt                    3,781         2,688
  Current portion of capital leases                          94            99
  Trade payables                                          5,966         3,874
  Accrued liabilities                                     9,019         6,758
                                                      ----------  ------------
     Total Current Liabilities                          138,824        96,017

Long-Term Debt, less current maturities                  20,267        24,242
Long-Term Capital Lease Obligation, less current
  portion                                                 2,271         2,316
Deferred Revenue                                          2,135         2,519
Other Long-Term Liabilities                                 966           447
Deferred Income Taxes                                     2,959         3,108
                                                      ----------  ------------
     Total Liabilities                                  167,422       128,649
                                                      ----------  ------------
                                                      ----------  ------------

SHAREHOLDERS' EQUITY
  Preferred stock - no par value; authorized 15,000
   shares; issued and outstanding; none                    -             -
  Class A common stock - no par value;
   authorized 100,000 shares; issued and
   outstanding 6,082 and 2,926                           70,799        28,117
  Class B common stock
   authorized 25,000 shares; issued and
   outstanding 4,110 and 4,110                              511           511
  Additional paid-in capital                                140            59
  Retained earnings                                      12,932         9,190
                                                      ----------  ------------
     Total Shareholders' Equity                          84,382        37,877
                                                      ----------  ------------
     Total Liabilities and Shareholders' Equity        $251,804      $166,526
                                                      ----------  ------------
                                                      ----------  ------------


The accompanying notes are an integral part of these consolidated balance sheets.

                         LITHIA MOTORS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except per share amounts)
                                     (Unaudited)

                                              Three months ended June 30,   Six months ended June 30,
                                              ---------------------------   -------------------------
                                                 1998             1997         1998           1997
                                              ----------      -----------   ----------     ----------
Sales:
  Vehicles                                    $ 150,597        $ 57,405    $ 275,307       $ 104,875
  Service, body, parts and other                 22,944           9,017       44,433          16,251
                                              ----------      -----------   ----------     ----------
     Net Sales                                  173,541          66,422      319,740         121,126
Cost of sales
  Vehicles                                      136,638          51,570      249,631          94,049
  Service, body, parts and other                 10,040           4,136       20,521           7,413
                                              ----------      -----------   ----------     ----------
     Cost of Sales                              146,678          55,706      270,152         101,462
                                              ----------      -----------   ----------     ----------
     Gross profit                                26,863          10,716       49,588          19,664
Selling, general and administrative              20,195           8,195       38,111          15,190
Depreciation and amortization                       569             222        1,067             391
                                              ----------      -----------   ----------     ----------
     Operating income                             6,099           2,299       10,410           4,083
Other income (expense)
  Equity in income of affiliate                      10               6           19              56
  Interest income                                    20              33           74              61
  Interest expense                               (2,657)           (505)      (4,867)           (651)
  Other, net                                        157             394          460             541
                                              ----------      -----------   ----------     ----------
                                                 (2,470)            (72)      (4,314)              7
                                              ----------      -----------   ----------     ----------
Income before income taxes                        3,629           2,227        6,096           4,090
Income tax expense                                1,407             859        2,354           1,579
                                              ----------      -----------   ----------     ----------
Net income                                    $   2,222        $  1,368    $   3,742       $   2,511
                                              ----------      -----------   ----------     ----------
                                              ----------      -----------   ----------     ----------

Basic net income per share                    $    0.24        $   0.20    $    0.46       $    0.36
                                              ----------      -----------   ----------     ----------
                                              ----------      -----------   ----------     ----------

Diluted net income per share                  $    0.24        $   0.19    $    0.45       $    0.35
                                              ----------      -----------   ----------     ----------
                                              ----------      -----------   ----------     ----------


The accompanying notes are an integral part of these consolidated statements.

                                 LITHIA MOTORS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In thousands)
                                     (Unaudited)


                                                                                 Six months ended June 30,
                                                                             -------------------------------
                                                                                 1998                1997
                                                                             -----------         -----------
Cash flows from operating activities:
  Net income                                                                 $  3,742            $  2,511
  Adjustments to reconcile net income to net cash flows
     used in operating activities:
       Depreciation and amortization                                            1,523               1,025
       Compensation expense related to stock option issuances                      69                 -
       Loss on sale of assets                                                       9                 -
       Gain on sale of vehicles leased to others                                  (54)               (118)
       Deferred income taxes                                                     (136)                (19)
       Equity in income of affiliate                                              (19)                (56)
       (Increase) decrease in:
          Trade and installment contract receivables, net                      (4,328)             (1,597)
          Inventories                                                         (28,354)             (1,199)
          Prepaid expenses and other                                           (1,454)                478
          Other noncurrent assets                                                 228                (340)
       Increase (decrease) in:
          Trade payables                                                        2,085                (734)
          Accrued liabilities                                                   2,261                 320
          Other liabilities                                                        13              (2,245)
       Proceeds from sale of vehicles leased to others                          3,664               2,421
       Expenditures for vehicles leased to others                              (4,579)             (4,069)
                                                                             -----------         -----------
          Net cash used in operating activities                               (25,330)             (3,622)

Cash flows from investing activities:
  Notes receivable issued                                                        (171)               (203)
  Principal payments received on notes receivable                                 161                 192
  Capital expenditures                                                         (2,420)             (4,089)
  Cash paid for acquisitions                                                  (25,935)             (2,736)
                                                                             -----------         -----------
          Net cash used in investing activities                               (28,365)             (6,836)

Cash flows from financing activities:
  Net borrowings on flooring notes payable                                     23,726               1,918
  Principal payments on long-term debt                                        (31,168)             (3,363)
  Proceeds from issuance of long-term debt                                     27,137               7,922
  Proceeds from issuance of common stock                                       42,682               3,864
                                                                             -----------         -----------
          Net cash provided by financing activities                            62,377              10,341

                                                                             -----------         -----------
Increase (decrease) in cash and cash equivalents                                8,682                (117)

Cash and cash equivalents:
  Beginning of period                                                          18,454              15,413
                                                                             -----------         -----------
  End of period                                                              $ 27,136            $ 15,296
                                                                             -----------         -----------
                                                                             -----------         -----------


The accompanying notes are an integral part of these consolidated statements.

                                 LITHIA MOTORS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS OR AS OTHERWISE INDICATED)
                                     (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

The financial information included herein for June 30, 1998 and December 31, 1997 and for the three and six-month periods ended June 30, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from Lithia Motors, Inc.'s (the Company's) 1997 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2. INVENTORIES
Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method).

                                         June 30, 1998    December 31, 1997
                                         -------------    -----------------
      New and demonstrator vehicles         $ 105,853          $ 63,457
      Used vehicles                            26,283            21,524
      Parts and accessories                     6,001             4,864
                                            ---------          --------
                                            $ 138,137          $ 89,845
                                            ---------          --------
                                            ---------          --------


NOTE 3. CREDIT FACILITY
In May 1998, the Company's credit facility was amended to increase the total available credit by $20 million to a total of $195 million, including $130 million in new, used and program flooring lines, $30 million in acquisition capital and $35 million for other corporate purposes. See also Note 8. Subsequent Event.

NOTE 4. ACQUISITIONS
The following table sets forth the total purchase price, cash paid, debt incurred and the net investment for acquisitions made by the Company in the first two quarters of 1998:


                                                TOTAL             CASH         DEBT              NET
NAME                                MONTH       PAID              PAID       INCURRED        INVESTMENT(1)
------------------------          --------     -------          --------     --------        -------------
 Quality Nissan Jeep(2)            January     $ 8,404          $ 7,097       $ 1,307         $ 4,405
 Reno Volkswagen                  February       1,400              411           989             293
 Medford Nissan, BMW              February       3,231              546         2,685           2,326
 Haddad Jeep                        March        4,912            1,528         3,384           2,063
 Rodway Chevrolet(2)                June        11,488            5,094         6,394           3,783
 Boyland Toyota(2)                  July         3,919            2,300         1,619           2,588
                                               -------          -------       -------         -------
    Total                                      $33,354          $16,976       $16,378         $15,458
                                               -------          -------       -------         -------
                                               -------          -------       -------         -------


(1) Net investment consists of the amount of goodwill, working capital, any notes issued to the seller and other initial investments.
(2) Excludes real property purchased for $5,560, $4,050 and $1,650, respectively.

The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations, both individually and in aggregate, are not material for the above acquisitions and therefore have not been included herein.

NOTE 5. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:


                                                   Six Months Ended June 30,
                                                   -------------------------
                                                     1998            1997
                                                   ---------       ---------
Cash paid during the period for income taxes       $ 2,155         $ 1,434
Cash paid during the period for interest             4,352             817
Property acquired through debt                           -           1,424


NOTE 6. EARNINGS PER SHARE
Beginning December 31, 1997, basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE (SFAS 128). Basic EPS is calculated using the weighted average number of common shares outstanding for the period and diluted EPS is computed using the weighted average number of common shares and
dilutive common equivalent shares outstanding.   Prior period amounts have been
restated to conform with the presentation requirements of SFAS 128.

Following is a reconciliation of basic EPS and diluted EPS:


 Three Months Ended June 30,                      1998                                     1997
---------------------------------------          -------------------------------------     ------------------------------
                                                                            Per                                      Per
                                                                            Share                                   Share
BASIC EPS                                        Income        Shares       Amount         Income      Shares       Amount
                                                 -------------------------------------     -------------------------------
Net Income available to Common
 Shareholders                                    $2,222          9,102      $ 0.24          $1,368      7,006       $ 0. 20
                                                                           -------                                 -------
                                                                           -------                                 -------
DILUTED EPS
 Effect of dilutive stock options                     -            324                           -        303
                                                 ----------------------                    ---------------------
Net Income available to Common
 Shareholders                                    $2,222          9,426      $ 0.24          $1,368      7,309        $ 0.19
                                                                            -------                                 -------
                                                                            -------                                 -------


  Six Months Ended June 30,                      1998                                         1997
---------------------------------------        --------------------------------------       ------------------------------
                                                                           Per                                        Per
                                                                           Share                                      Share
 BASIC EPS                                     Income          Shares      Amount            Income      Shares       Amount
                                               --------------------------------------       -------------------------------
Net Income available to Common
 Shareholders                                  $ 3,742         8,075      $ 0.46             $2,511      6,957       $ 0.36
                                                                          --------                                   -------
                                                                          --------                                   -------
DILUTED EPS
Effect of dilutive stock options                     -           330                              -        308
                                               ---------------------                         -------------------
Net Income available to Common
 Shareholders                                  $ 3,742         8,405      $ 0.45             $2,511      7,265       $ 0.35
                                                                          --------                                   -------
                                                                          --------                                   -------


NOTE 7.  SALE OF CLASS A COMMON STOCK
On May 1, 1998, the Company announced the sale of 3.0 million newly issued shares of its Class A Common Stock in a public offering at a price of $14.50 per share. On May 31, 1998, an additional 150 shares were sold through the underwriters' overallotment option at a price of $14.50 per share. Net proceeds from the sales were $42.7 million.

NOTE 8.  SUBSEQUENT EVENT
In July 1998, the Company's credit facility was amended to increase the total available credit by $45 million to a total of $240 million, including $175 million in new, used and program flooring lines, $30 million in acquisition capital and $35 million for other corporate purposes. The amendment also extended the expiration date of the credit facility to December 1, 1998.

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

GENERAL
Lithia Motors is a leading automotive retailer offering a total of 23 brands in 26 locations in the western United States. The Company currently operates 14 dealerships in California, 9 in Oregon and 3 in Nevada. The Company sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers. Since December 1996 when the Company completed its initial public offering, it has acquired 21 dealerships and is actively pursuing additional acquisitions.

The following table sets forth selected condensed financial data expressed as a percentage of total sales for the periods indicated for the average automotive dealer in the United States.


     AVERAGE U.S. DEALERSHIP                             YEAR ENDED DECEMBER 31,
     STATEMENT OF OPERATIONS DATA:                   -----------------------------
                                                       1997                1996
                                                     ----------        ----------
     Sales:
        New vehicles                                      58.3%            57.7%
        Used vehicles                                     29.8             30.4
        Parts and service, other                          11.9             11.9
                                                      ----------        ----------
        Total sales                                      100.0%           100.0%
     Gross profit                                         12.7             12.9
     Total dealership expense                             11.4             11.3
     Income before taxes                                   1.4%             1.5%

Source: NADA INDUSTRY ANALYSIS DIVISION

The following table sets forth selected condensed financial data for the Company, expressed as a percentage of total sales for the periods indicated below.


                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                        JUNE 30,                       JUNE 30,
                                                   --------------------         ---------------------
                                                   1998           1997           1998           1997
                                                   -----          -----         ------          -----
STATEMENT OF OPERATIONS DATA:
Sales:
     New vehicles                                  54.6%          47.6%          53.0%          46.6%
     Used vehicles                                 32.2           38.8           33.1           40.0
     Parts and service                              9.3            8.4            9.6            8.4
     Finance, insurance and other                   3.9            5.2            4.3            5.0
                                                  ------         ------        -------        ------
       Total sales                                100.0          100.0          100.0          100.0
     Gross profit                                  15.5           16.1           15.5           16.2
     Selling, general and administrative           11.6           12.3           11.9           12.5
     Depreciation and amortization                  0.3            0.3            0.3            0.3
                                                  ------         ------        -------        ------
     Operating income                               3.5            3.5            3.3            3.4
     Other expense, net                            (1.4)          (0.1)          (1.4)           0.0
                                                  ------         ------        -------        ------
     Income before taxes                            2.1            3.4            1.9            3.4
     Income taxes                                   0.8            1.3            0.7            1.3
                                                  ------         ------        -------        ------
     Net income                                     1.3%           2.1%           1.2%           2.1%
                                                  ------         ------        -------        ------
                                                  ------         ------        -------        ------


RESULTS OF OPERATIONS

1998 COMPARED TO 1997
SALES. Net sales for the Company increased $107.1 million, or 161 percent, to $173.5 million for the quarter ended June 30, 1998 from $66.4 million for the comparable period of 1997. Net sales increased $198.6 million, or 164 percent, to $319.7 million for the six months ended June 30, 1998 compared to $121.1 million for the comparable period of 1997. The Company's sales mix shifted more to new vehicle sales, with 54.6 percent and 53.0 percent, respectively of total sales generated from new vehicle sales, 32.2 percent and 33.1 percent, respectively, from used vehicle sales and 13.2 percent and 13.9 percent, respectively, from other operating income for the three and six month periods ended June 30, 1998. Same store sales growth was 18.3 percent and 14.5 percent, respectively, for the three and six month periods ended June 30, 1998 compared to the same periods of 1997.

     NEW VEHICLE SALES. The Company sells 23 domestic and imported brands ranging from economy to luxury cars, as well as sport utility vehicles, minivans and light trucks. Revenue on new vehicle sales increased 199 percent to $94.7 million and 200 percent to $169.6 million, respectively, for the three and six-month periods ended June 30, 1998 compared to $31.6 million and $56.5 million, respectively, for the comparable periods of 1997. These increases were achieved by a 193 percent and 190 percent increase, respectively, in units sold to 4,362 and 7,784, respectively, for the three and six-month periods ended June 30, 1998 and a 2.1 percent and 3.6 percent increase, respectively, in the average selling price to $21,711 and $21,790, respectively, for the three and six-month periods ended June 30, 1998. The increases are primarily attributable to a
14.5 percent overall same store growth rate and the inclusion of 15 locations acquired since June 1997.

The Company purchases substantially all of its new car inventory directly from manufacturers who allocate new vehicles to dealerships based on the amount of vehicles sold by the dealership and by the dealership's market area. The Company will also exchange vehicles with other dealers to accommodate customer demand and to balance inventory.

     USED VEHICLE SALES. The Company offers a variety of makes and models of used cars and light trucks of varying model years and prices. Revenue from retail used vehicle sales increased 136 percent and 127 percent, respectively to $44.6 million and $82.9 million for the three and six-month periods ended June 30, 1998 from $18.9 million and $36.5 million, respectively, for the comparable periods of 1997. Retail used unit volume increased 124 percent and 117 percent, respectively, to 3,439 units and 6,466 units, respectively, for the three and six-month periods ended June 30, 1998. The average unit price increased 5.3 percent and 4.9 percent, respectively, to $12,977 and $12,824, respectively for the three and six-month periods ended June 30, 1998. The increases are primarily attributable to a 14.5% overall same store growth rate and the inclusion of 15 locations acquired since June 1997.

     OTHER. The Company derives additional revenue from the sale of parts and accessories, maintenance and repair services, auto body work and finance and insurance ("F&I") transactions. Other operating revenue increased to $22.9 million and $44.4 million, respectively, for the three and six-month periods ended June 30, 1998, from $9.0 million and $16.3 million, respectively, for the comparable periods of 1997. This increase is primarily due to a 14.5 percent overall growth rate in such revenue and the inclusion of 15 new locations since June 1997. To a limited extent, revenues from the parts and service department are countercyclical to new car sales as owners repair existing vehicles rather than buy new vehicles. The Company believes this helps mitigate the affects of a downturn in the new vehicle sales cycle.

GROSS PROFIT. Gross profit increased to $26.9 million and $49.6 million, respectively, for the three and six-month periods ended June 30, 1998, compared with $10.7 million and $19.7 million, respectively, for the comparable periods
of 1997.   These increases are primarily due to an increase in new and used vehicle unit sales during the periods at the Company's new stores as discussed above. The gross profit margin achieved by the Company on new vehicle sales was
9.7 percent and 9.9 percent, respectively, for the three and six month periods ended June 30, 1998, compared to 11.3 percent and 11.7 percent, respectively, in the comparable periods of 1997. This compares favorably with the average gross profit margin of 6.4 percent realized by franchised automobile dealers in the United States on sales of new vehicles in 1997. The Company sells used vehicles to retail customers and, in the case of vehicles in poor condition or vehicles which have not sold within a specified period of time, to other dealers and to wholesalers. Sales to other dealers and to wholesalers are frequently at, or close to, cost and therefore affect the Company's overall gross profit margin on used vehicle sales. Excluding wholesale transactions, the Company's gross profit margin on used vehicle sales was 10.9 percent and 10.7 percent, respectively, for the three and six months ended June 30, 1998 compared to 12.0 percent and 11.5 percent in the comparable periods of 1997. The industry average for 1996 was 10.9 percent. Overall gross profit margins were 15.5 percent and 15.5 percent, respectively, for the three and six-month periods ended June 30, 1998 compared to 16.1 percent and 16.2 percent for the comparable periods of 1997. The decreases in the gross profit margins were primarily a result of the acquisition of several new dealerships during 1997 and early 1998, which were generating gross margins lower than those of the Company's pre-existing stores. The Company has seen improvements in the margins at stores that it has acquired and operated for a full year, bringing them more in line with the Company's pre-existing stores. The Company's gross profit margin continues to exceed the average U.S. dealership gross profit margin of 12.7 percent for the full year of 1997.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE ("SG&A"). The Company's SG&A expense increased to $20.2 million and $38.1 million (11.6 percent and 11.9 percent, respectively, of total sales), respectively, for the three and six-month periods ended June 30, 1998 compared to $8.2 million and $15.2 million (12.3 percent and 12.5 percent, respectively, of total sales), respectively, for the comparable periods of 1997. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in sales and the number of total locations. The decrease in SG&A as a percent of total sales is a result of economies of scale gained as the fixed expenses are spread over a larger revenue base and from macro and micro economies of scale as the Company consolidates multiple stores in a single market.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased to $0.6 million and $1.1 million, respectively, for the three and six month periods ended June 30, 1998 compared to $0.2 million and $0.4 million, respectively for the comparable periods of 1997, primarily as a result of increased property and equipment and goodwill related to acquisitions in 1997 and 1998. Depreciation and amortization was 0.3 percent of sales for the three and six month periods ended June 30, 1998 and 1997. These figures exclude depreciation related to leased vehicles, which is included in cost of sales.

INTEREST EXPENSE. Interest expense increased to $2.7 million and $4.9 million, respectively, for the three and six month periods ended June 30, 1998 from $0.5 million and $0.7 million, respectively, for the comparable period of 1997, primarily as a result of increased flooring notes payable related to increased inventories as a result of the increase in stores owned.

INCOME TAX EXPENSE. The Company's effective tax rate for the six month periods ended June 30, 1998 and 1997 was 38.6 percent. The Company's effective tax rate may be effected by the purchase of new stores in jurisdictions with tax rates either higher or lower than the current estimated rate.

NET INCOME. Net income was $2.2 million and $3.7 million (1.3 percent and 1.2 percent, respectively, of total sales), respectively, for the three and six-month periods ended June 30, 1998 compared to $1.4 million and $2.5 million (2.1 percent and 2.1 percent, respectively, of total sales), respectively, for the comparable periods of 1997, as a result of the individual line item changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal needs for capital resources are for acquisitions, capital expenditures and increased working capital requirements. Historically, the Company has relied primarily upon internally generated cash flows from operations, borrowings under its credit facility and the proceeds from its
initial public offering to finance its operations and expansion.   In May 1998,
the Company closed an offering of 3.15 million newly issued shares of its Class A Common Stock for net proceeds of $42.7 million. The proceeds have been used to pay down the Company's lines of credit until needed for future acquisitions.

At June 30, 1998 the Company had working capital of $44.0 million, which included $27.1 million of cash and cash equivalents. The $8.7 million increase in cash since December 31, 1997 is primarily a result of $42.7 million from the sale of the Company's Common Stock and $23.7 million in advances under the Company's flooring line, offset by $25.9 million used for acquisitions $25.3 million used in operations (primarily for increases in inventories), $2.4 million used for the purchase of property and equipment and $4.0 million net payments on long-term debt. The current ratio at June 30, 1998 was 1.3:1 compared to 1.2:1 at December 31, 1997.

The Company's credit facility has a maturity date of December 1, 1998. At that time, the Company has the right to elect to convert outstanding loans under the Acquisition Line and the Equipment Line to a term loan payable over 5 years.

Amounts outstanding at June 30, 1998 were as follows (in thousands):

Flooring Line                     $   119,964
Acquisition Line                            -
Lease Line                              4,500
Equipment and Real Estate Lines         7,013
                                  -----------
   Total                            $ 131,477
                                  -----------
                                  -----------


Loans under the credit facility bear interest at LIBOR (London Interbank Offered
Rate) plus 150 to 275 basis points, equivalent to 7.1875 percent to 8.4375 percent at June 30, 1998.

The Credit Facility contains financial covenants requiring the Company to maintain compliance with, among other things, specified ratios of (i) minimum net worth; (ii) total liabilities to net worth; (iii) funded debt to cash flow;
(iv) fixed charge coverage; and (v) maximum allowable capital expenditures. The Company is currently in compliance with all such financial covenants.

Since December 1996 when the Company completed its initial public offering, the Company has acquired 21 dealerships. The aggregate net investment by the Company was approximately $58.6 million (excluding borrowings on its credit lines to finance acquired vehicle inventories and equipment and the purchase of any real estate).

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

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company does not have any derivative instruments and, accordingly, the adoption of SFAS 133 will have no impact on the Company's financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None.


                            PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Company was held on May 14, 1998, at which the following actions were taken:

1. The shareholders elected the five nominees for director to the Board of Directors of the Company. The five directors elected, along with the voting results are as follows:


                                                 No. of Shares    No. of Shares
      Name                                        Voting For(1)  Withheld Voting
     -----------------------                     --------------  ---------------
      Sidney B. DeBoer        Class A                  3,660             0
                              Class B              4,110,000             0
      M. L. Dick Heimann      Class A                  3,660             0
                              Class B              4,110,000             0
      Thomas Becker           Class A                  3,660             0
                              Class B              4,110,000             0
      R. Bradford Gray        Class A                  3,660             0
                              Class B              4,110,000             0
      William J. Young        Class A                  3,660             0
                              Class B              4,110,000             0


     (1) Each Class A share represents one vote and each Class B share represents 10 votes.

     (2) The shareholders approved an amendment to the Company's 1996 Stock Incentive Plan to increase the number of shares of the Company's Common Stock that may be issued thereunder by 415,000 shares to a total of 1,085,000 shares. 3,660 Class A shares and 4,110,000 Class B shares voted for and there were no shares voting against or abstaining from vote.
     (3) The shareholders approved the Company's 1998 Employee Stock Purchase Plan. 3,660 Class A shares and 4,110,000 Class B shares voted for and there were no shares voting against or abstaining from vote.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The exhibits filed as a part of this report are listed below and this list constitutes the exhibit index.

     Exhibit No.
     -----------
     2.1     Agreement for Purchase and Sale of Business Assets between Boyland
             Auto Group dba Boyland Toyota, Dorian Boyland and Lithia Motors,
             Inc., previously filed as Exhibit 10.34.1 to the Company's
             Registration Statement No. 333-47525 on Form S-1 dated May 1, 1998 and is incorporated herein by reference.
     2.2     Agreement for Purchase and Sale of Business Assets between Rodway
             Chevrolet Co. and Lithia Motors, Inc., dated March 19, 1998.
     2.3     Stock Purchase Agreement between William N. Hutchins, Hutchins Eugene
             Nissan, Inc. and Hutchins Imported Motors and Lithia Motors, Inc.,
             dated June 18, 1998.
     10.1    Amendment No. 1, dated April 9, 1998 to Business Loan Agreement  among
             U.S. Bank National Association, as Agent and Lender, and Lithia
             Motors, Inc. and its Affiliates and Subsidiaries dated December 22,
             1997.
     10.2    Amendment No. 2, dated April 29, 1998 to Business Loan Agreement among
             U.S. Bank National Association, as Agent and Lender, and Lithia
             Motors, Inc. and its Affiliates and Subsidiaries dated December 22,
             1997.
     10.3    Amendment No. 1 to the Lithia Motors, Inc. 1996 Stock Incentive Plan
     27      Financial Data Schedule

(b) Reports on Form 8-K
There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   August 10, 1998            LITHIA MOTORS, INC.


                              By /s/ Sidney B. Deboer
                                -------------------------
                                   Sidney B. DeBoer
                                   Chairman of the Board,
                                   Chief Executive Officer and Secretary
                                   (Principal Executive Officer)


                              By /s/ Brian R. Neill
                                -------------------------
                                   Brian R. Neill
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)