Form 10-Q
period 1998-09-30
LITHIA MOTORS INC
filed 1998-11-12
CIK 1023128

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

                      ------------------------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
          For the transition period from             to

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

        Registrant's telephone number, including area code: 541-776-6899


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                               ---     ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common stock without par value                                        6,103,491
Class B Common stock without par value                                        4,110,000
            (Class)                                           (Outstanding at November 4, 1998)



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               LITHIA MOTORS, INC.
                                    FORM 10-Q
                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets -September 30, 1998 (unaudited) and December 31, 1997              2

         Consolidated  Statements of  Operations - Three and Nine Months Ended  September 30, 1998
           and 1997 (unaudited)                                                                         3

         Consolidated  Statements  of Cash Flows - Nine Months Ended  September  30, 1998 and 1997
           (unaudited)                                                                                  4

         Notes to Consolidated Financial Statements (unaudited)                                         5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations          8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                    14

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                              15

Signatures                                                                                             16


                          PART 1-FINANCIAL INFORMATION

Item 1. Financial Statements

                      LITHIA MOTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                         September 30,  December 31,
                                                             1998           1997
                                                         -------------  ------------
Assets
Current Assets:
    Cash and cash equivalents                                $ 17,655   $ 18,454
    Trade receivables                                          14,468      7,655
    Notes receivable, current portion                             704        427
    Inventories, net                                          117,093     89,845
    Vehicles leased to others, current portion                    705        738
    Prepaid expenses and other                                    776        913
    Deferred income taxes                                       2,062      1,855
                                                         -------------  ------------
        Total Current Assets                                  153,463    119,887

Property and Equipment, net of accumulated
  depreciation of $3,519 and $2,822                            29,203     16,265
Vehicles Leased to Others, less current portion                 5,057      4,588
Notes Receivable, less current portion                            351        309
Goodwill, net of accumulated amortization of
  $910 and $293                                                35,531     24,062
Other Non-Current Assets, net of accumulated
  amortization of $93 and $53                                   1,279      1,415
                                                         -------------  ------------
        Total Assets                                         $224,884   $166,526
                                                         -------------  ------------
                                                         -------------  ------------
Liabilities and Shareholders' Equity
Current Liabilities:
    Flooring notes payable                                   $ 88,185   $ 82,598
    Current maturities of long-term debt                        2,973      2,688
    Current portion of capital leases                             105         99
    Trade payables                                              4,952      3,874
    Accrued liabilities                                        11,395      6,758
                                                         -------------  ------------
        Total Current Liabilities                             107,610     96,017

Long-Term Debt, less current maturities                        20,773     24,242
Long-Term Capital Lease Obligation, less current
  portion                                                       2,236      2,316
Deferred Revenue                                                1,984      2,519
Other Long-Term Liabilities                                     1,328        447
Deferred Income Taxes                                           3,044      3,108
                                                         -------------  ------------
        Total Liabilities                                     136,975    128,649
                                                         -------------  ------------

Shareholders' Equity
    Preferred stock - no par value; authorized 15,000
      shares; issued and outstanding; none                       --         --
    Class A common stock - no par value;
      authorized 100,000 shares; issued and
      outstanding 6,082 and 2,926                              70,633     28,117
    Class B common stock
      authorized 25,000 shares; issued and
      outstanding 4,110 and 4,110                                 511        511
    Additional paid-in capital                                    175         59
    Retained earnings                                          16,590      9,190
                                                         -------------  ------------
       Total Shareholders' Equity                              87,909     37,877
                                                         -------------  ------------
       Total Liabilities and Shareholders' Equity            $224,884   $166,526
                                                         -------------  ------------
                                                         -------------  ------------

        The accompanying notes are an integral part of these statements.

                      LITHIA MOTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)

                                         Three months ended        Nine months ended
                                           September 30,             September 30,
                                      -----------------------   -----------------------
                                         1998         1997         1998         1997
                                      -----------  ----------   -----------  ----------
Sales:
   Vehicles                           $ 167,102    $  73,525    $ 442,409    $ 178,400
   Service, body, parts and other        28,812       12,048       73,245       28,299
                                      -----------  ----------   -----------  ----------
        Net Sales                       195,914       85,573      515,654      206,699

Cost of sales
   Vehicles                             151,307       66,107      400,938      160,156
   Service, body, parts and other        13,104        5,281       33,625       12,694
                                      -----------  ----------   -----------  ----------
        Cost of Sales                   164,411       71,388      434,563      172,850
                                      -----------  ----------   -----------  ----------
        Gross profit                     31,503       14,185       81,091       33,849

Selling, general and administrative      23,241       10,849       61,352       26,039
Depreciation and amortization               675          313        1,742          704
                                      -----------  ----------   -----------  ----------
        Operating income                  7,587        3,023       17,997        7,106

Other income (expense)
    Equity in income of affiliate            16           (4)          35           52
    Interest income                          41           39          115          100
    Interest expense                     (2,232)        (723)      (7,099)      (1,374)
    Other, net                              553          238        1,013          779
                                      -----------  ----------   -----------  ----------
                                         (1,622)        (450)      (5,936)        (443)
                                      -----------  ----------   -----------  ----------
Income before income taxes                5,965        2,573       12,061        6,663
Income tax expense                        2,307          994        4,661        2,573
                                      -----------  ----------   -----------  ----------
Net income                            $   3,658    $   1,579    $   7,400    $   4,090
                                      -----------  ----------   -----------  ----------
                                      -----------  ----------   -----------  ----------
Basic net income per share            $    0.36    $    0.23    $    0.84    $    0.59
                                      -----------  ----------   -----------  ----------
                                      -----------  ----------   -----------  ----------
Diluted net income per share          $    0.35    $    0.22    $    0.81    $    0.56
                                      -----------  ----------   -----------  ----------
                                      -----------  ----------   -----------  ----------

        The accompanying notes are an integral part of these statements.

                               LITHIA MOTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands, except per share amounts)
                                  (Unaudited)



                                                                    Nine months ended
                                                                      September 30,
                                                                  ---------------------
                                                                      1998      1997
                                                                  ----------  ---------
Cash flows from operating activities:
   Net income                                                     $  7,400    $  4,090
   Adjustments to reconcile net income to net cash flows
     provided by operating activities:
         Depreciation and amortization                               2,447       1,721
         Compensation expense related to stock option issuances        103        --
         Loss on sale of assets                                         32           2
         Gain on sale of vehicles leased to others                     (14)       (216)
         Deferred income taxes                                         (64)         68
         Equity in income of affiliate                                 (35)         91
         (Increase) decrease, net of effect of acquisitions:
            Trade and installment contract receivables, net         (6,855)     (3,694)
            Inventories                                             (5,959)      5,966
            Prepaid expenses and other                                  75        (316)
            Other noncurrent assets                                    141        (236)
         Increase (decrease), net of effect of acquisitions:
            Flooring notes payable                                   5,829      (6,005)
            Trade payables                                           1,000        (344)
            Accrued liabilities                                      4,638       2,149
            Other liabilities                                          224        (371)
                                                                  ----------  ---------
               Net cash provided by operating activities             8,962       2,905

Cash flows from investing activities:
   Notes receivable issued                                            (621)       (219)
   Principal payments received on notes receivable                     302         253
   Capital expenditures                                             (2,840)     (5,043)
   Proceeds from sale of assets                                        168           3
   Proceeds from sale of vehicles leased to others                   5,416       4,042
   Expenditures for vehicles leased to others                       (6,602)     (5,953)
   Cash paid for acquisitions                                      (28,256)    (11,094)
                                                                  ----------  ---------
               Net cash used in investing activities               (32,433)    (18,011)

Cash flows from financing activities:
   Net repayments on used vehicle line of credit                   (15,500)       --
   Principal payments on long-term debt                            (37,531)     (5,919)
   Proceeds from issuance of long-term debt                         33,174      11,078
   Proceeds from issuance of common stock                           42,529       3,866
   Dividends and distributions                                        --        (1,953)
                                                                  ----------  ---------
               Net cash provided by financing activities            22,672       7,072
                                                                  ----------  ---------
Decrease in cash and cash equivalents                                 (799)     (8,034)

Cash and cash equivalents:
   Beginning of period                                              18,454      15,413
                                                                  ----------  ---------
   End of period                                                  $ 17,655    $  7,379
                                                                  ----------  ---------
                                                                  ----------  ---------

        The accompanying notes are an integral part of these statements.

                                             LITHIA MOTORS, INC.
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (In thousands, except per share amounts)
                                                 (Unaudited)

Note 1. Basis of Presentation

     The financial information included herein for the three and nine-month periods ended September 30, 1998 and 1997 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1997 is derived from Lithia Motors, Inc.'s (the Company's) 1997 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1997 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

     Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method).

                                                   September 30, 1998               December 31, 1997
                                                   ------------------               -----------------
New and demonstrator vehicles                            $ 85,880                         $ 63,457
Used vehicles                                              25,033                           21,524
Parts and accessories                                       6,180                            4,864
                                                        ---------                         --------
                                                        $ 117,093                         $ 89,845
                                                        ---------                         --------
                                                        ---------                         --------

Note 3. Credit Facility

     In May 1998, the Company's credit facilities were amended to increase the total available credit by $20 million to a total of $195 million, including $130 million in new, used and program flooring lines, $30 million in acquisition capital and $35 million for other corporate purposes. In July 1998, the Company's credit facilities were again amended to increase the total available credit by $45 million to a total of $240 million, including $175 million in new, used and program flooring lines, $30 million in acquisition capital and $35 million for other corporate purposes. The amendment also extended the expiration date of the credit facility to December 1, 1998.

     In September 1998, the Company signed a letter of intent with Ford Motor Credit Company to serve as its primary lender, providing a total of $350 million in credit lines, including $275 million in new, program and used vehicle flooring lines for any make of vehicle and $75 million for acquisitions. The Company expects to sign a final agreement with Ford Credit in November 1998.

Note 4. Acquisitions

     The following table sets forth the total purchase price, cash paid, debt incurred and the net investment for acquisitions made by the Company to date during 1998:


                                                                                  Debt               Net
Name                               Month          Total Paid     Cash Paid      Incurred        Investment(1)
----                           -------------      ----------    -----------    -----------     ---------------
Quality Nissan Jeep(2)            January           $ 8,404         $7,097         $1,307           $4,405
Reno Volkswagen                  February             1,400            411            989              293
Medford Nissan, BMW              February             3,231            546          2,685            2,326
Haddad Jeep                        March              4,912          1,528          3,384            2,063
Rodway Chevrolet(2)                June              11,488          5,094          6,394            3,783
Boyland Toyota(2)                  July               3,919          2,300          1,619            2,588
Camp Automotive                   October            11,535          8,000          3,535           11,535
Hutchins(2)                      November             6,955          5,000          1,955            6,955
                                                    -------        -------        -------          -------
   Total                                            $51,844        $29,976        $21,868          $33,948
                                                    -------        -------        -------          -------
                                                    -------        -------        -------          -------


-------------------
(1) Net investment consists of the amount of goodwill, working capital, any notes issued to the seller and other initial investments.
(2) Excludes real property purchased for $5,560, $4,050, $1,650 and $1,750, respectively.

     The above acquisitions were accounted for under the purchase method of accounting. Except for Camp Automotive, pro forma results of operations, both individually and in aggregate, are not material and therefore have not been included herein. Pro forma results of operations for Camp Automotive are not included herein as the acquisition closed subsequent to the end of the quarter.

Note 5. Supplemental Cash Flow Information

     Supplemental disclosure of cash flow information is as follows:

                                                                Nine Months Ended September 30,
                                                                -------------------------------
                                                                    1998              1997
                                                                --------------   --------------
Cash paid during the period for income taxes                        $ 4,372         $ 2,262
Cash paid during the period for interest                              7,099           1,511
Property acquired through debt                                           --           1,424
LIFO to FIFO restatement                                                 --           9,620


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

Following is a reconciliation of basic EPS and diluted EPS:



Three Months Ended September 30,                         1998                                 1997
--------------------------------------    ---------------------------------    --------------------------------
                                                                   Per Share                          Per Share
                                            Income      Shares       Amount       Income     Shares    Amount
                                          ---------- ------------  ----------  ----------- --------- ----------
Basic EPS
---------
Net income available to Common
  Shareholders                               $3,658      10,192      $ 0.36         $1,579    7,006    $ 0.23
                                                                   ----------                        ----------
                                                                   ----------                        ----------
Diluted EPS
-----------
Effect of dilutive stock options                 --         316                         --      306
                                           --------- ------------              ----------- ---------
Net income available to Common
  Shareholders                               $3,658      10,508      $ 0.35         $1,579    7,312    $ 0.22
                                                                   ----------                        ----------
                                                                   ----------                        ----------


Nine Months Ended September 30,                         1998                                 1997
--------------------------------------    ---------------------------------    --------------------------------
                                                                   Per Share                          Per Share
                                            Income      Shares       Amount       Income     Shares    Amount
                                          ---------- ------------  ----------  ----------- --------- ----------
Basic EPS
---------
Net income available to Common
  Shareholders                               $7,400       8,789      $ 0.84         $4,090    6,973    $ 0.59
                                                                   ----------                        ----------
                                                                   ----------                        ----------
Diluted EPS
-----------
Effect of dilutive stock options                 --         324                         --      308
                                           --------- ------------              ----------- ---------
Net income available to Common
  Shareholders                               $7,400       9,113      $ 0.81         $4,090    7,281    $ 0.56
                                                                   ----------                        ----------
                                                                   ----------                        ----------

Note 7.  Sale of Class A Common Stock

     On May 1, 1998, the Company announced the sale of 3.0 million newly issued shares of its Class A Common Stock in a public offering at a price of $14.50 per share. On May 31, 1998, an additional 150 shares were sold through the underwriters' overallotment option at a price of $14.50 per share. Net proceeds from the sales were $42.5 million.

Note 8. Reclassifications

     Certain amounts in the prior period financial statements have been reclassified to conform to current period presentation.

Note 9.  Subsequent Events

     In October 1998, the Company closed its acquisition of Camp Automotive for a total purchase price of $11.5 million. In November 1998, the Company closed its acquisition of Hutchins Imported Motors for a total purchase price of $7.0 million. See Note 4. Acquisitions.

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

General

     Lithia Motors is a leading automotive retailer offering a total of 23 brands in 28 locations in the western United States. The Company currently operates 14 dealerships in California, 9 in Oregon, 2 in Washington and 3 in Nevada. The Company sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers. Since December 1996 when the Company completed its initial public offering, it has acquired 23 dealerships and is actively pursuing additional acquisitions.

     The following table sets forth selected condensed financial data expressed as a percentage of total sales for the periods indicated for the average automotive dealer in the United States.

Average U.S. Dealership                         Year Ended December 31,
                                      ---------------------------------------------
Statement of Operations Data:                  1997                     1996
                                      --------------------      -------------------
Sales:
      New vehicles                             58.3%                    57.7%
      Used vehicles                            29.8                     30.4
      Parts and service, other                 11.9                     11.9
                                      --------------------      -------------------
        Total sales                           100.0%                   100.0%

Gross profit                                   12.7                     12.9
Total dealership expense                       11.4                     11.3
Income before taxes                             1.4%                     1.5%



Source: NADA Industry Analysis Division

     The following table sets forth selected condensed financial data for the Company, expressed as a percentage of total sales for the periods indicated below.:

                                        Three Months Ended                      Nine Months Ended
                                           September 30,                          September 30,
                                 -------------------------------      -----------------------------------
                                      1998             1997                1998                1997
                                 ---------------   -------------      ----------------     --------------
Statement of Operations Data:
Sales:
      New vehicles                        56.4  %         52.1  %               54.3  %            48.9  %
      Used vehicles                       28.9            33.8                  31.5               37.4
      Service, body, parts
        and other                         14.7            14.1                  14.2               13.7
                                 ---------------   -------------      ----------------     --------------
        Total sales                      100.0  %        100.0  %              100.0  %           100.0  %
Gross profit                              16.1            16.6                  15.7               16.4
Selling, general and
  administrative                          11.9            12.7                  11.9               12.6
Depreciation and amortization              0.3             0.4                   0.3                0.4
                                 ---------------   -------------      ----------------     --------------
Operating income                           3.9             3.5                   3.5                3.4
Other income (expense), net               (0.8)           (0.5)                 (1.2)              (0.2)
                                 ---------------   -------------      ----------------     --------------
Income before taxes                        3.1             3.0                   2.3                3.2
Income taxes                               1.2             1.2                   0.9                1.2
                                 ---------------   -------------      ----------------     --------------
Net income                                 1.9  %          1.8  %                1.4  %             2.0  %
                                 ---------------   -------------      ----------------     --------------
                                 ---------------   -------------      ----------------     --------------


Results of Operations

     Net sales for the Company increased $110.3 million, or 128.9 percent, to $195.9 million for the quarter ended September 30, 1998 from $85.6 million for the comparable period of 1997. Net sales increased $309.0 million, or 149.5 percent, to $515.7 million for the nine months ended September 30, 1998 compared to $206.7 million for the comparable period of 1997. The Company's sales mix shifted more to new vehicle sales, away from used vehicle sales, with a slight increase in service, body, parts and other as a percentage of total sales. Same store sales growth was 15.9 percent and 15.1 percent, respectively, for the three and nine month periods ended September 30, 1998 compared to the same periods of 1997.

     New Vehicle Sales. The Company sells 23 domestic and imported brands ranging from economy to luxury cars, as well as sport utility vehicles, minivans and light trucks. Revenue on new vehicle sales increased 148.0 percent to $110.5 million and 177.3 percent to $280.1 million, respectively, for the three and nine-month periods ended September 30, 1998 compared to $44.6 million and $101.0 million, respectively, for the comparable periods of 1997. These increases were achieved by a 146.9 percent and 171.1 percent increase, respectively, in units sold to 5,142 and 12,926, respectively, for the three and nine-month periods ended September 30, 1998 and a 0.4 percent and 2.3 percent increase, respectively, in the average selling price to $21,489 and $21,670, respectively, for the three and nine-month periods ended September 30, 1998. The increases are primarily attributable to a 15.1 percent overall same store growth rate in the first nine months of 1998 and the inclusion of 13 locations acquired since September 1997.

     The Company purchases substantially all of its new car inventory directly from manufacturers who allocate new vehicles to dealerships based on the amount of vehicles sold by the dealership and by the dealership's market area. The Company will also exchange vehicles with other dealers to accommodate customer demand and to balance inventory.

     Used Vehicle Sales. The Company offers a variety of makes and models of used cars and light trucks of varying model years and prices. Revenue from retail used vehicle sales increased 97.2 percent and 115.8 percent, respectively to $44.2 million and $127.1 million for the three and nine-month periods ended September 30, 1998 from $22.4 million and $58.9 million, respectively, for the comparable periods of 1997. Retail used unit volume increased 94.8 percent and
108.4 percent, respectively, to 3,493 units and 9,959 units, respectively, for the three and nine-month periods ended September 30, 1998. The average unit price increased 1.2 percent and 3.5 percent, respectively, to $12,650 and $12,763, respectively for the three and nine-month periods ended September 30, 1998. The increases are primarily attributable to a 15.1 percent overall same store growth rate and the inclusion of 13 locations acquired since September 1997.

     Other. The Company derives additional revenue from the sale of parts and accessories, maintenance and repair services, auto body work and finance and insurance ("F&I") transactions. Other operating revenue increased 139.2 percent and 158.8 percent, respectively, to $28.8 million and $73.2 million, respectively, for the three and nine-month periods ended September 30, 1998, from $12.0 million and $28.3 million, respectively, for the comparable periods of 1997. This increase is primarily due to a 15.1 percent overall same store growth rate and the inclusion of 13 new locations since September 1997. To a limited extent, revenues from the parts and service department are countercyclical to new car sales as owners repair existing vehicles rather than buy new vehicles. The Company believes this helps mitigate the affects of a downturn in the new vehicle sales cycle.

     Gross Profit. Gross profit increased to $31.5 million and $81.1 million, respectively, for the three and nine-month periods ended September 30, 1998, compared with $14.2 million and $33.8 million, respectively, for the comparable periods of 1997. These increases are primarily due to an increase in new and used vehicle unit sales and an increase in other operating revenue as discussed above. The gross profit margin achieved by the Company on new vehicle sales was
9.8 percent and 9.9 percent, respectively, for the three and nine-month periods ended September 30, 1998, compared to 10.7 percent and 11.3 percent, respectively, in the comparable periods of 1997. This compares favorably with the average gross profit margin of 6.4 percent realized by franchised automobile dealers in the United States on sales of new vehicles in 1997. The Company sells used vehicles to retail customers and, in the case of vehicles in poor condition or vehicles which have not sold within a specified period of time, to other dealers and to wholesalers. Sales to other dealers and to wholesalers are frequently at, or close to, cost and therefore affect the Company's overall gross profit margin on used vehicle sales. Excluding wholesale transactions, the Company's gross profit margin on used vehicle sales was 11.3 percent and 10.9 percent, respectively, for the three and nine-month periods ended September 30, 1998 compared to 11.4 percent and 11.5 percent in the comparable periods of 1997. The industry average for 1997 was 10.9 percent. Overall gross profit margins were 16.1 percent and 15.7 percent, respectively, for the three and nine-month periods ended September 30, 1998 compared to 16.6 percent and 16.4 percent for the comparable periods of 1997. The decreases in the gross profit margins were primarily a result of the acquisition of several new dealerships during 1997 and early 1998, which were generating gross margins lower than those of the Company's pre-existing stores. The Company's gross profit margin continues to exceed the average U.S. dealership gross profit margin of 12.7 percent for the full year of 1997.

     Selling, General and Administrative Expense ("SG&A"). The Company's SG&A expense increased to $23.2 million and $61.3 million (11.9 percent and 11.9 percent, respectively, of net sales), respectively, for the three and nine-month periods ended September 30, 1998 compared to $10.8 million and $26.0 million (12.7 percent and 12.6 percent, respectively, of net sales), respectively, for the comparable periods of 1997. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in sales and the number of total locations. The decrease in SG&A as a percent of total sales is a result of economies of scale gained as the fixed expenses are spread over a larger revenue base and from macro and micro economies of scale as the Company consolidates multiple stores in a single market.

     Depreciation and Amortization. Depreciation and amortization expense increased to $0.7 million and $1.8 million, respectively, for the three and nine-month periods ended September 30, 1998 compared to $0.3 million and $0.7 million, respectively, for the comparable periods of 1997, primarily as a result of increased property and equipment and goodwill related to acquisitions in 1997 and 1998. Depreciation and amortization was 0.3 percent of sales for the 1998 periods and 0.4 percent of sales for 1997 periods. These figures exclude depreciation related to leased vehicles, which is included in cost of sales.

     Operating Income. Operating income increased to $7.6 million and $18.0 million (3.9 percent and 3.5 percent, respectively, of net sales), respectively, for the three and nine-month periods ended September 30, 1998 compared to $3.0 million and $7.1 million (3.5 percent and 3.4 percent, respectively, of net sales). In addition to gaining efficiencies related to economies of scale, the Company has seen improvements in the operating margins at stores that it has acquired and operated for a full year, bringing them more in line with the Company's pre-existing stores.

     Interest Expense. Interest expense increased to $2.2 million and $7.1 million, respectively, for the three and nine month periods ended September 30, 1998 from $0.7 million and $1.4 million, respectively, for the comparable periods of 1997, primarily as a result of increased flooring notes payable related to increased inventories as a result of the increase in stores owned.

     Income Tax Expense. The Company's effective tax rate for the three and nine-month periods ended September 30, 1998 was 38.6 percent compared to 38.6 for the comparable periods of 1997. The Company's effective tax rate may be effected by the purchase of new stores in jurisdictions with tax rates either higher or lower than the current estimated rate.

     Net Income. Net income was $3.7 million and $7.4 million (1.9 percent and 1.4 percent, respectively, of net sales), respectively, for the three and nine-month periods ended September 30, 1998 compared to $1.6 million and $4.1 million (1.8 percent and 2.0 percent, respectively, of net sales), respectively, for the comparable periods of 1997, as a result of the individual line item changes discussed above.

Liquidity and Capital Resources

     The Company's principal needs for capital resources are for acquisitions, capital expenditures and increased working capital requirements. Historically, the Company has relied primarily upon internally generated cash flows from operations, borrowings under its credit facility and the proceeds from its initial public offering to finance its operations and expansion. In May 1998, the Company closed an offering of
3.15 million newly issued shares of its Class A Common Stock for net proceeds of $42.5 million. The proceeds have been used to pay down the Company's lines of credit until needed for future acquisitions.

     At September 30, 1998 the Company had working capital of $45.9 million, which included $17.7 million of cash and cash equivalents. The $0.8 million decrease in cash since December 31, 1997 is primarily a result of $28.3 million used for acquisitions, $2.8 million used for the purchase of property and equipment, $15.5 million net payments on the used vehicle line of credit and $4.4 million net payments on long-term debt, offset by $42.5 million from the sale of the Company's Common Stock and $9.0 million provided by operations. The current ratio at September 30, 1998 was 1.4:1 compared to 1.2:1 at December 31, 1997.

     The Company's credit facility has a maturity date of December 1, 1998. At that time, the Company has the right to elect to convert outstanding loans under the Acquisition Line and the Equipment Line to a term loan payable over 5 years.

     Amounts outstanding at September 30, 1998 were as follows (in thousands):

          Flooring Line                                         $ 88,185
          Acquisition Line                                            --
          Lease Line                                                  --
          Equipment and Real Estate Lines                         14,481
                                                                --------
            Total                                               $102,666
                                                                --------
                                                                --------


     Loans under the credit facility bear interest at LIBOR (London Interbank Offered Rate) plus 150 to 275 basis points, equivalent to 6.875 percent to 8.125 percent at September 30, 1998.

     The Credit Facility contains financial covenants requiring the Company to maintain compliance with, among other things, specified ratios of (i) minimum net worth; (ii) total liabilities to net worth; (iii) funded debt to cash flow;
(iv) fixed charge coverage; and (v) maximum allowable capital expenditures. The Company is currently in compliance with all such financial covenants.

     Since December 1996 when the Company completed its initial public offering, the Company has acquired 23 dealerships. The aggregate net investment by the Company was approximately $33.9 million (excluding borrowings on its credit lines to finance acquired vehicle inventories and equipment and the purchase of any real estate).

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

Year 2000

General

     The Company has identified three major areas of concern: (1) the functionality of the Company's internal systems and the Company's ability to run its daily business after January 1, 2000, (2) the visual representation of "2000" and (3) third party systems. The Company is not currently Year 2000 compliant, but expects to be prior to January 1, 2000. The Company is utilizing the NADA dealer guide to assist in resolving its Year 2000 issues and problems.

Internal Systems

     The Company is in the process of analyzing and updating its internal systems, including its dealer management systems, dealer communication systems, personal computer systems, shared port systems and phone systems. The Company estimates that it is 65 percent complete with implementing various manufacturer upgrades to its systems in order to make them Year 2000 compliant. The Company estimates that it will be fully Year 2000 compliant with its internal systems by July 1, 1999.

     Like all businesses, the Company will be at risk from external infrastructure failures that could arise from Year 2000 failures. It is not clear that electrical power, telephone and computer networks, for example, will be fully functional across the nation in the year 2000. Investigation and assessment of infrastructures, like the nation's power grid, is beyond the scope and resources of the Company. Investors should use their own awareness of the issues in the nation's infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

Visual Representation

     The Company is currently working on ensuring that all report date stamps, timekeeping devises, etc. are Year 2000 compliant. The Company estimates that it is about 55 percent complete with this area.

Third Parties

     The Company has begun a Year 2000 supplier audit program. It has contacted all of its critical suppliers to inform them of the Company's Year 2000 expectations, and requests have been made for each vendor's compliance program and/or Year 2000 compliance assurance. In regard to the automobile manufacturers, the Company has not yet received written confirmation that they are Year 2000 compliant, but each of them has assured the Company that they expect to be Year 2000 compliant prior to January 1, 2000.

It should be noted that there have been predictions of failures of key components in the transportation infrastructure due to the Year 2000 problem. It is possible that there could be delays in rail, over-the-road and air shipments due to failure in transportation control systems. Investigation and validation of the world's transportation infrastructure is beyond the scope and the resources of the Company. Investors should use their own awareness of the issues in the transportation infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

Cost

     The Company expects to incur incremental costs totaling approximately $950,000 to ensure Year 2000 compliance, approximately $600,000 of which has already been incurred. A majority of the $950,000 will be capitalized and amortized over a three to five year period. This estimate could change depending on variances not anticipated in the initial bids.

Risk

     The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Company's efforts to help ensure Year 2000 preparedness have, and will continue to, significantly reduce the Company's level of uncertainty about the Year 2000 problem. The Company believes that, with completion of the above mentioned plans, the possibility of significant interruptions of normal operations should be reduced.

     The Company is currently developing contingency plans in regard to its internal systems and supplier issues, as well as for the more global infrastructure issues.

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

     2.2 Agreement for Purchase and Sale of Business Assets between Rodway Chevrolet Co. and Lithia Motors, Inc., dated March 19, 1998, previously filed as Exhibit 2.2 to the Company's Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998 and is incorporated herein by reference.

     2.3 Stock Purchase Agreement between William N. Hutchins, Hutchins Eugene Nissan, Inc. and Hutchins Imported Motors and Lithia Motors, Inc., dated June 18, 1998, previously filed as Exhibit 2.3 to the Company's Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998 and is incorporated herein by reference.

     2.4 First, Second and Third Addenda to Stock Purchase Agreement by and between William N. Hutchins, Hutchins Imported Motors, Inc. and Hutchins Eugene Nissan, Inc. and Lithia Motors, Inc., dated June 18, 1998.

     2.5  Restated Stock Purchase Agreement, by and between Phil S. Camp, Jerry
          W. Camp, Jr., Julie A. Camp McKay, Chris E. Camp, Travis W. Camp, Carter B. Camp and Camp Automotive, Inc. and the Company, dated August 1, 1998, previously filed as Exhibit 2.1 to the Company's Form 8-K dated October 15, 1998 as filed with the Securities and Exchange Commission on October 28, 1998 and is incorporated herein by reference.

     10.1 Amendment No. 1, dated April 9, 1998 to Business Loan Agreement among U.S. Bank National Association, as Agent and Lender, and Lithia Motors, Inc. and its Affiliates and Subsidiaries dated December 22, 1997, previously filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998 and is incorporated herein by reference.

     10.2 Amendment No. 2, dated April 29, 1998 to Business Loan Agreement among U.S. Bank National Association, as Agent and Lender, and Lithia Motors, Inc. and its Affiliates and Subsidiaries dated December 22, 1997, previously filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998 and is incorporated herein by reference.

     10.3 Amendment No. 3, dated July 7, 1998, to Business Loan Agreement among U.S. Bank National Association, as Agent and Lender, and Lithia Motors, Inc. and its Affiliates and Subsidiaries dated December 22, 1997.

     10.4 Amendment No. 1 to the Lithia Motors, Inc. 1996 Stock Incentive Plan, previously filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998 and is incorporated herein by reference.

     27   Financial Data Schedule

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   November 6, 1998         LITHIA MOTORS, INC.


                                 By /s/ SIDNEY B. DEBOER
                                    --------------------
                                    Sidney B. DeBoer
                                    Chairman of the Board,
                                    Chief Executive Officer and Secretary
                                    (Principal Executive Officer)


                                 By /s/ BRIAN R. NEILL
                                    --------------------
                                    Brian R. Neill
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)