Form 10-K
period 1998-12-31
LITHIA MOTORS INC
filed 1999-03-31
CIK 1023128

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C.  20549
                                     FORM 10-K
                             --------------------------
   [X]  ANNUAL REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended: December 31, 1998
                                         OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                         COMMISSION FILE NUMBER: 000-21789
                                LITHIA MOTORS, INC.
               (Exact name of registrant as specified in its charter)

                   OREGON                                     93-0572810
       (State or other jurisdiction of                     (I.R.S. Employer
               incorporation                              Identification No.)
              or organization)

    360 E. JACKSON STREET, MEDFORD, OREGON                      97501
    (Address of principal executive offices)                  (Zip Code)

                                   541-776-6899
                                   ------------
                (Registrant's telephone number including area code)
            Securities registered pursuant to Section 12(b) of the Act:
                      CLASS A COMMON STOCK, WITHOUT PAR VALUE
          Securities registered pursuant to Section 12(g) of the Act: NONE
                                  (Title of Class)
                             --------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days: Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to
this Form 10-K.   [  ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $54,895,978 as of February 26, 1999 based upon the last sales price ($18.44) as reported by the New York Stock Exchange.

The number of shares outstanding of the Registrant's Common Stock as of March 12, 1999 was: Class A: 6,149,688 shares and Class B: 4,110,000 shares.


                    DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 1999 Annual Meeting of Shareholders.

                                LITHIA MOTORS, INC.
                            1998 FORM 10-K ANNUAL REPORT
                                 TABLE OF CONTENTS

                                                                       Page
                                                                       ----
                                     PART I

Item 1.  Business                                                        2

Item 2.  Properties                                                     11

Item 3.  Legal Proceedings                                              12

Item 4.  Submission of Matters to a Vote of Security Holders            12

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related              12
          Stockholder Matters

Item 6.  Selected Financial Data                                        13

Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     14

Item 7A. Quantitative and Qualitative Disclosures About Market Risk     21

Item 8.  Financial Statements and Supplementary Data                    21

Item 9.  Changes in and Disagreements With Accountants on Accounting
          and Financial Disclosure                                      21

                                    PART III

Item 10. Directors and Executive Officers of the Registrant             22

Item 11. Executive Compensation                                         22

Item 12. Security Ownership of Certain Beneficial Owners and            22
          Management

Item 13. Certain Relationships and Related Transactions                 22

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form    23
          8-K

Signatures                                                              30


                                    PART I

ITEM 1.  BUSINESS

FORWARD LOOKING STATEMENTS AND RISK FACTORS
This Form 10-K contains forward-looking statements. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward-looking statements. These risk factors include, but are not limited to, the following:
-    The cyclical nature of automobile sales;
-    The Company's ability to negotiate profitable, accretive acquisitions;
-    The Company's ability to secure manufacturer approvals for acquisitions; nd
-    The Company's ability to retain existing management.

See Exhibit 99 for a discussion of risk factors.

GENERAL
Lithia is a leading operator and retailer in the highly fragmented automotive industry. We offer 23 brands of new vehicles, through 56 franchises in 28 locations in the western United States. We currently operate 14 dealerships in California, 9 in Oregon, 2 in Washington and 3 in Nevada. Lithia sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers.

Lithia Motors, Inc. was founded in 1946 and its two senior executives have managed Lithia for over 28 years. Management has developed and implemented its acquisition and operating strategies which have enabled Lithia to successfully identify, acquire and integrate dealerships, achieving financial performance superior to industry averages. Since December 1996 when we completed our initial public offering, we have acquired 23 dealerships and are actively pursuing additional acquisitions. During 1998, the Company's skill in integrating dealerships resulted in 22% sales growth and 44% pre tax income growth at the first ten stores that were purchased since Lithia's initial public offering.

According to industry data, the number of franchised automobile dealerships has declined from more than 36,000 dealerships in 1960 to approximately 22,000 in 1998. Currently, the largest 100 dealer groups generate less than 12% of total industry sales and control approximately 5% of all franchised automobile dealerships. Based on a current annual revenue run rate of $850 million, we believe that we are one of the 20 largest automobile retailers in the country.

Further consolidation of the automotive retailing industry is expected due to:
     -    The high cost of entry into the franchised automobile business;
     -    Many dealerships owned by individuals who are nearing retirement age;
          and
     - The desire of manufacturers to strengthen their dealer networks through consolidation.

GROWTH STRATEGY
Lithia has become a leading acquiror and operator of automobile dealerships in the western and inter-mountain United States. We target acquisitions in markets where we have the opportunity to build a significant market presence. We generally try to acquire an entire group at one time (a "Platform") or acquire one or two stores at a time ("Fill-ins"). Lithia's current core markets are South-Central Oregon, Northern California, South-Central Valley, California, Northern Nevada and Eastern Washington. Lithia makes acquisitions on an opportunistic basis with a keen focus on maximizing its return on investment.
As such, Lithia's acquisition pricing discipline has played a key role in its acquisition activities. Lithia's strict discipline in purchasing stores, combined with its ability to rapidly improve profitability by implementing the Lithia operating model into acquired stores, has effectively allowed Lithia to build its own dealership groups.

Since our initial public offering in December 1996, we have completed the purchase of 23 dealerships with pre-acquisition annual revenues of approximately $684 million.

OPERATING STRATEGY
After acquiring a new store, Lithia implements its proven operating model to maximize the overall franchise value of each location. Lithia's operating strategy consists of the following elements:

VALUE PARTNERSHIP WITH MANUFACTURERS. Lithia recognizes that the manufacturers are true partners through the franchise system. They are all large well-developed companies with enormous resources committed to the franchise as the method of retailing their products. They lend support in training Lithia's employees; in allocating vehicles; in designing systems for operations; in selling slower-moving inventories through incentives and rebates; and in advertising through regional and national sources. Lithia relies on this help and encourages their assistance as a welcome partner. Lithia cooperates in facility design, in marketing efforts and in program support.

PROVIDE A BROAD RANGE OF PRODUCTS AND SERVICES. Lithia offers a broad range of products and services including a wide selection of new and used cars and light trucks, vehicle financing and insurance and replacement parts and service.

By offering new and used vehicles and an array of complementary services at each of its locations, Lithia seeks to increase customer traffic and meet specific customer needs. We believe that offering numerous new vehicle brands appeals to a variety of customers, minimizes dependence on any one manufacturer, and reduces our exposure to supply problems and product cycles.

EMPHASIZE SALES OF HIGHER MARGIN PRODUCTS AND SERVICES. Lithia generates substantial incremental revenue and net income by arranging the financing for the sale of vehicles and by selling insurance, extended service contracts and vehicle maintenance. In 1998, Lithia arranged financing for 74% of its new vehicle sales and 71% of its used vehicle sales, compared to 42% and 51%, respectively, for the average automobile dealership in the United States (1997 data).

EMPLOY PROFESSIONAL MANAGEMENT TECHNIQUES. Each dealership is its own profit center and is managed by an experienced general manager who has primary responsibility for inventory, advertising, pricing and personnel. In order to provide additional support towards improving performance, each dealership has available to it a 5-person team of specialists in new vehicle sales, used vehicle sales, finance and insurance, service and parts, and back office administration. Lithia compensates its general managers and department managers based on the profitability of their dealerships and departments, respectively. Senior management monitors each dealership's sales, profitability and inventory on a daily basis.

FOCUS ON CUSTOMER SATISFACTION AND LOYALTY. Lithia emphasizes customer satisfaction and a reputation for quality and fairness. Lithia trains its sales personnel to identify an appropriate vehicle for each of its customers at an affordable price.

Lithia's "Priority You" customer service plan provides:
     -    A customer credit check within 10 minutes;
     -    A used vehicle appraisal within 30 minutes;
     -    Paper work completed within 90 minutes for a vehicle purchase;
     - A 10-day/500-mile "no questions asked" right of exchange on any used vehicle sold;
     -    A 60-day/3,000 mile warranty on all used vehicles sold; and
     - A donation to a local charity or educational organization for every vehicle sold.

We believe that "Priority You" helps differentiate us from other dealerships.

We believe the application of this operating strategy provides us with a competitive advantage over many dealerships and it is critical to our ability to achieve levels of profitability superior to industry averages.

Lithia has received a number of dealer quality and customer satisfaction awards from various manufacturers. Lithia's Medford and Grants Pass, Oregon Chrysler product dealerships achieved Chrysler's highest recognition for dealer excellence, the Five-Star Certification. The Medford location was the first to receive this certification in the Pacific Northwest. Most recently, Lithia Dodge of Eugene, Oregon became a National Charger Club member in recognition of high sales volume and customer satisfaction. Also, Lithia Isuzu of Reno was recognized as the number one retail Isuzu dealer in the country and Sendai Club member as well as receiving the 1998 President's Cup.

DEALERSHIP OPERATIONS
Lithia owns and operates 28 dealership locations, 14 in California, 9 in Oregon, 3 in Nevada and 2 in Washington. Each of Lithia's dealerships sell new and used vehicles and related automotive parts and services.

Lithia's dealerships, brands sold and percentage of current annual revenues by region are as follows:

                                                        Number of                                                    % of Current
           Region                  Location             Franchises                       Brands                     Annual Revenues
--------------------------       ----------------       ----------         ----------------------------------       ---------------
 South-Central Oregon            Medford, OR                4              Honda, Suzuki, Isuzu, Volkswagen              34%
                                 Medford, OR                3              Toyota, Lincoln-Mercury
                                 Medford, OR                6              Dodge, Dodge Truck, Chrysler,
                                                                            Plymouth, Mazda, Jeep
                                 Medford, OR                1              Saturn
                                 Medford, OR                2              Nissan, BMW
                                 Grants Pass, OR            5              Dodge, Dodge Truck, Chrysler,
                                                                            Plymouth, Jeep
                                 Eugene, OR                 2              Dodge, Dodge Trucks
                                 Eugene, OR                 1              Toyota
                                 Eugene, OR                 1              Nissan

 Northern California             Vacaville, CA              1              Toyota                                        27%
                                 Concord, CA                2              Dodge, Dodge Trucks
                                 Concord, CA                2              Volkswagen, Isuzu
                                 Concord, CA                1              Ford
                                 Napa, CA                   3              Ford, Lincoln-Mercury
                                 Redding, CA                1              Chevrolet
                                 Redding, CA                1              Toyota

 South-Central Valley, CA        Bakersfield, CA            1              Nissan                                        19%
                                 Bakersfield, CA            2              BMW, Acura
                                 Bakersfield, CA            1              Jeep
                                 Fresno, CA                 1              Ford
                                 Fresno, CA                 2              Mazda, Suzuki
                                 Fresno, CA                 1              Nissan
                                 Fresno, CA                 2              Jeep, Hyundai

 Northern  Nevada                Reno, NV                   5              Isuzu,  Lincoln-Mercury,  Suzuki,             10%
                                                                           Audi Volkswagen
                                 Reno, NV                   1              Isuzu, Lincoln-Mercury, Suzuki
                                 Sparks, NV                 -(1)

 Eastern Washington              Spokane, WA                1              Chevrolet                                     10%
                                 Spokane, WA                3              Subaru, BMW, Volvo

(1) The Sparks, Nevada location represents satellite franchises of the main Reno location.

     NEW VEHICLE SALES. Lithia sells 23 domestic and imported brands ranging from economy to luxury cars, sport utility vehicles, minivans and light trucks. The following table sets forth, by manufacturer, the percentage of new vehicle sales by Lithia during the fourth quarter of 1998.


                                                          1998 FOURTH QUARTER
                                                             PERCENTAGE OF
 MANUFACTURER                                              NEW VEHICLE SALES
--------------------------------------------------        -------------------
 Chrysler (Chrysler, Plymouth, Dodge, Jeep, Dodge                 31.2
 Trucks)
 Ford (Ford, Lincoln, Mercury)                                    19.3
 Toyota                                                           12.0
 General Motors (Chevrolet, Saturn)                                8.8
 Volkswagen, Audi                                                  6.4
 Isuzu                                                             5.7
 Nissan                                                            5.6
 BMW                                                               3.2
 Honda (Acura, Honda)                                              2.8
 Subaru                                                            1.8
 Suzuki                                                            1.0
 Mazda                                                             0.9
 Volvo                                                             0.8
 Hyundai                                                           0.5
                                                                 ------
                                                                 100.0%
                                                                 ------
                                                                 ------

The following table sets forth Lithia's unit and dollar sales of new vehicles for each of the past five years:

 (dollars in thousands)   1994        1995        1996        1997        1998
----------------------- -------     -------     -------     --------    --------
 Units                    2,744       2,715       3,274        7,493      17,708
 Sales                  $51,154     $53,277     $65,092     $161,294    $388,431

Lithia purchases substantially all of its new car inventory directly from manufacturers who allocate new vehicles to dealerships based on the amount of vehicles sold by the dealership and by the dealership's market area. Lithia also exchanges vehicles with other dealers to accommodate customer demand and to balance inventory.

As is customary in the automobile industry, the final sales price of a new vehicle is generally negotiated with the customer. However, at Lithia's Saturn dealership, the final sales price does not deviate from the posted price.

     USED VEHICLE SALES. Used vehicle sales are an important part of our overall profitability. Lithia retains a full-time used vehicle manager at each of its locations.

Lithia acquires the majority of its used vehicles through customer trade-ins, but also acquires them at "closed" auctions, which may be attended only by new vehicle dealers and which offer off-lease, rental and fleet vehicles, and at "open" auctions which offer repossessed vehicles and vehicles being sold by other dealers.

Lithia sells used vehicles to retail customers and, in the case of vehicles in poor condition, or vehicles which have not sold within a specified period of time, to other dealers and to wholesalers.

The following table sets forth Lithia's unit and dollar sales of used vehicles for each of the past five years:

 (dollars in thousands)   1994        1995        1996        1997        1998
----------------------- -------     -------     -------     --------    --------
 Retail units             3,372      3,302       4,156        7,148      13,645
 Retail sales           $36,382    $36,997     $48,697      $88,571    $174,223

 Wholesale units          1,834      1,842       2,348        4,990       9,532
 Wholesale sales        $ 5,999    $ 7,064     $ 9,914      $24,528     $46,321

 Total units              5,206      5,144       6,504       12,138      23,177
 Total sales            $42,381    $44,061     $58,611     $113,099    $220,544


Lithia's "Priority You" offers a 60-day/3,000-mile warranty and a 10-day/500-mile "no questions asked" exchange program on every used vehicle it sells. We generally sell each used vehicle within 60 days of acquisition.

     VEHICLE FINANCING AND LEASING. Lithia believes that the availability of financing at its dealerships is critical to its ability to sell vehicles and ancillary products and services. Lithia provides a variety of financing and leasing alternatives to meet the needs of each customer. We believe our ability to offer customer-tailored financing on a "same day" basis provides us with an advantage over many of our competitors, particularly smaller competitors who do not generate sufficient volume to attract the diversity of financing sources that are available to us.

Because of the high profit margins which are typically generated through sales of F&I products, Lithia seeks to arrange financing for every vehicle it sells. Lithia has arranged financing for a larger percentage of its transactions than the industry average. During 1998, Lithia financed or arranged for financing for over 74% of its new vehicle sales and 71% of its used vehicle sales, compared to an industry average of 42% and 51%, respectively (latest 1997 data).

Lithia maintains close relationships with a wide variety of financing sources that are best suited to satisfy its customers' particular needs and that maximize income. The interest rates available and the required down payment, if any, depend to a large extent, upon the bank or other institution providing the financing and the credit history of the particular customer.

Lithia generally arranges financing for its customers from third party sources to avoid the risk of default. However, if we believe the credit risk is manageable, we occasionally directly finance or lease the vehicle to the customer. In these cases, Lithia bears the risk of default. Historically, Lithia has directly financed only a limited number of vehicle sales.

     SERVICE, BODY AND PARTS. Lithia considers its service, body and parts operations to be an integral part of its customer service program and an important element of establishing customer loyalty. Lithia provides parts and service primarily for the new vehicle brands sold by its dealerships but may also service other vehicles. In 1998, Lithia's service, body and parts operations generated $72.2 million in revenues, or 10.1% of total revenues. Lithia uses a variable pricing structure designed to reflect the difficulty and sophistication of different types of repairs and the cost and availability of parts.

The service, body and parts business provides an important recurring revenue stream to the dealerships. Lithia markets its parts and service products by notifying the owners of vehicles purchased at its dealerships when their vehicles are due for periodic service. This practice encourages preventive maintenance rather than post-breakdown repairs. To a limited extent, revenues from the service, body and parts departments are countercyclical to new car sales as owners repair existing vehicles rather than buy new vehicles. We believe this helps mitigate the effects of a downturn in the new vehicle sales cycle.

Lithia operates three collision repair centers, one each in Northern California, Eastern Washington and South-Central Oregon.

     ANCILLARY SERVICES AND PRODUCTS. Lithia's F&I managers market a number of ancillary products and services to every purchaser of a new or used vehicle. Typically, these products and services yield high profit margins and contribute significantly to Lithia's overall profitability.

Lithia sells third-party extended-service contracts, which cover all designated repairs. While all new vehicles are sold with the automobile manufacturer's standard warranty, service plans provide additional coverage beyond the time frame or scope of the manufacturer's warranty. Purchasers of used vehicles can purchase similar extended-service contracts.

Lithia offers its customers credit life, health and accident insurance when they finance an automobile purchase. Lithia receives a commission on each policy sold. The Company also offers other ancillary products such as protective coatings and automobile alarms.

SALES AND MARKETING
We believe that our "Priority You" program described earlier helps differentiate us from many other dealerships, thereby increasing customer traffic and developing stronger customer loyalty.

Advertising and marketing play a significant role in our success. A large portion of an auto retailers' advertising and marketing expenses are provided for by the automobile manufacturers. The manufacturers also provide Lithia with market research, which assists Lithia in developing its own advertising and marketing campaigns.

Lithia utilizes most forms of media in its advertising, including television, our internet web site, newspaper, radio and direct mail, including periodic mailers to previous customers. Lithia uses advertising to develop its image as a reputable dealer, offering quality service, affordable automobiles and financing for all buyers. In addition, Lithia's individual dealerships sponsor price discounts or other promotions designed to attract customers. By owning a cluster of dealerships in a particular market, we can save money from volume discounts and other media concessions. Lithia also participates as a member of a number of advertising cooperatives or associations whose members pool their resources and expertise together with those of the manufacturer to develop advertising campaigns.

Lithia has dedicated resources to developing and maintaining its web site (www.lithia.com). We believe that our web site is a valuable lead-generation tool. A visitor to Lithia's web site is able to do the following at each of Lithia's locations:
     -    access the manufacturer sites for product information;
     -    order a new vehicle;
     -    view all used vehicle inventory;
     -    schedule a service appointment;
     -    order parts and accessories; and
     -    download customer discount coupons

We believe that regional and national auto retailers, such as Lithia, are best positioned to take advantage of the internet as an effective marketing tool.

MANAGEMENT INFORMATION SYSTEM
Lithia's financial information, operational and accounting data, and other related statistical information are consolidated, processed and maintained at its headquarters in Medford, Oregon, on a network of computers and work stations.

Senior management is able to access detailed information from all of its locations regarding:
     -    inventory;
     -    total unit sales and mix of new and used vehicle sales;
     -    lease and finance transactions;
     -    sales of ancillary products and services;
     -    key cost items and profit margins; and
     -    the relative performance of the dealerships.

Each dealership's general manager can access the same information. With this information, management can quickly analyze the results of operations, identify trends in the business, and focus on areas that require attention or improvement. We believe that our management information system also allows our general managers to quickly respond to changes in consumer preferences and purchasing patterns, thereby maximizing inventory turnover.

We believe that our management information system is a key factor in successfully incorporating newly acquired businesses. Following each acquisition, Lithia immediately installs its management information system at the dealership location, thereby quickly making the financial, accounting and other operational data easily accessible throughout the organization. With access to such data, management can more efficiently execute Lithia's operating strategy at the newly acquired dealership.

RELATIONSHIPS WITH AUTOMOBILE MANUFACTURERS
Lithia has, either directly or through its subsidiaries, entered into franchise or dealer sales and service agreements with each manufacturer of the new vehicles it sells.

The typical automobile franchise agreement specifies the locations within a designated market area at which the dealer may sell vehicles and related products and perform certain approved services. The designation of such areas and the allocation of new vehicles among dealerships are subject to the discretion of the manufacturer, which (except for Saturn) does not guarantee exclusivity within a specified territory.

A franchise agreement may impose requirements on the dealer concerning such matters as:
     -    the showroom;
     -    service facilities and equipment;
     -    inventories of vehicles and parts;
     -    minimum working capital;
     -    training of personnel; and
     - performance standards regarding sales volume and customer satisfaction.

Each manufacturer closely monitors compliance with these requirements and requires each dealership to submit monthly and annual financial statements of operations. The franchise agreements also grant the dealer the non-exclusive right to use and display manufacturers' trademarks, service marks and designs in the form and manner approved by each manufacturer.

Most franchise agreements expire after a specified period of time, ranging from one to five years; however, some franchise agreements, including those with Chrysler, have no termination date. The typical franchise agreement provides for early termination or non-renewal by the manufacturer if there is:
     -    a change of management or ownership without manufacturer consent;
     -    insolvency or bankruptcy of the dealership;
     -    death or incapacity of the dealer manager;
     -    conviction of a dealer manager or owner of certain crimes;
     - misrepresentation of certain information by the dealership, dealer manager or owner to the manufacturer;
     -    failure to adequately operate the dealership;
     - failure to maintain any license, permit or authorization required for the conduct of business; or
     -    poor sales performance or low customer satisfaction index

Each franchise agreement authorizes at least one person to manage the dealership's operations. The manufacturer must approve changes in management or transfers of ownership of the dealership.

COMPETITION
The automobile business is highly competitive. The automobile dealership industry is fragmented and characterized by a large number of independent operators, many of whom are individuals, families, and small groups. Lithia principally competes with other automobile dealers, both publicly and privately held, in the same general vicinity of its dealership locations, as well as automobile "superstores." In addition, certain regional and national car rental companies operate retail used car lots to dispose of their used rental cars.

REGULATION
Lithia's operations are subject to extensive regulation, supervision and licensing under various federal, state and local statutes, ordinances and regulations. Various state and federal regulatory agencies, such as the Occupational Safety and Health Administration and the U.S. Environmental Protection Agency, have jurisdiction over the operation of Lithia's dealerships, service centers, collision repair shops and other operations, with respect to matters such as consumer protection, workers' safety and laws regarding clean air and water.

The relationship between a franchised automobile dealership and a manufacturer is governed by various federal and state laws established to protect dealerships from the generally unequal bargaining power between the parties. A manufacturer may not:
     -    terminate or fail to renew a franchise without good cause; or
     - prevent any reasonable changes in the capital structure or the manner in which a dealership is financed

Manufacturers may object to a sale or change of management based on character, financial ability or business experience of the proposed transferee.

Automobile dealers and manufacturers are also subject to various federal and state laws established to protect consumers, including so-called "Lemon Laws."
A manufacturer or the dealer must replace a new vehicle or accept it for a full refund within one year after initial purchase if:
     -    the vehicle does not conform to the manufacturer's express warranties;
          and
     - the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect.

We must provide written disclosures on new vehicles of mileage and pricing information. In addition, financing and insurance activities are subject to credit reporting, debt collection, and insurance industry regulation.

Imported automobiles are subject to United States customs duties. Lithia may, from time to time, have to pay claims for duties, penalties or other charges.

Lithia's business, particularly parts, service and collision repair operations involves hazardous or toxic substances or wastes. Lithia has been required to remove storage tanks containing such substances or wastes. Federal, state and local authorities establishing health and environmental quality standards regulate the handling and storage of hazardous materials. These governmental authorities also regulate remediation of contaminated sites, which could be Lithia facilities or sites to which Lithia sends hazardous or toxic substances or wastes for treatment, recycling or disposal. We believe that we do not have any material environmental liabilities and that compliance with environmental regulations will not, have a material adverse effect on Lithia's results of operations or financial condition.

EMPLOYEES
As of December 31, 1998, we employed approximately 1,850 persons on a full-time equivalent basis. The service department employees at Lithia Concord Dodge and Lithia Sun Valley Ford, Volkswagen, Isuzu are bound by collective bargaining agreements. The Company believes it has a good relationship with its employees.

ITEM 2.  PROPERTIES

Lithia's dealerships and other facilities consist primarily of automobile showrooms, display lots, service facilities, three collision repair and paint shops, rental agencies, supply facilities, automobile storage lots, parking lots and offices. We believe our facilities are currently adequate for our needs and are in good repair. Lithia owns some of its properties, but generally prefers to lease its properties providing future flexibility to relocate its retail stores as demographics change. Lithia also holds some undeveloped land for future expansion.

ITEM 3.  LEGAL PROCEEDINGS

Lithia is a party to litigation that arises in the normal course of its business operations. We do not believe that we are presently a party to litigation that will have a material adverse effect on our business or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Lithia's shareholders during the quarter ended December 31, 1998.


                                      PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS

Lithia's Class A Common Stock began trading on the New York Stock Exchange on
January 22, 1999 under the symbol LAD.   Prior to that time, the Class A Common
Stock traded on the Nasdaq National Market under the symbol LMTR. The quarterly high and low sales prices of the Class A Common Stock for the period from January 1, 1997 through December 31, 1998 were as follows:




 1997                                                      High           Low
--------------------------------------------------    -----------    ----------

 Quarter 1                                            $   13.13      $    10.50
 Quarter 2                                                12.38            9.50
 Quarter 3                                                14.25           10.50
 Quarter 4                                                19.00           13.63

 1998
------
 Quarter 1                                            $   17.25      $    12.00
 Quarter 2                                                17.00           13.13
 Quarter 3                                                18.25           10.38
 Quarter 4                                                17.88            9.25

The number of shareholders of record and approximate number of beneficial holders of Class A Common Stock at March 16, 1999 was 1,675 and 1,300, respectively. All shares of Lithia's Class B Common Stock are held by Lithia Holding Company LLC. There were no cash dividends declared or paid subsequent to Lithia's initial public offering in December 1996. Lithia does not intend to declare or pay cash dividends. Lithia intends to retain any earnings that it may realize in the future to finance its acquisitions and operations. The payment of any future dividends will be subject to the discretion of the Board of Directors and will depend upon Lithia's results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, and legal restrictions on the payment of dividends. Lithia's agreements with Ford Credit preclude the payment of cash dividends without the prior consent of Ford Credit.

ITEM 6.  SELECTED FINANCIAL DATA


                                                                                YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------------------------------------------
 (in thousands, except per share amounts)             1994 (1)         1995 (1)          1996 (1)          1997             1998
                                                    -----------       -----------       ----------      ---------        ---------
 CONSOLIDATED STATEMENT OF OPERATIONS DATA:
   Revenues:
     New vehicles                                    $   51,154       $    53,277       $   65,092      $ 161,294        $ 388,431
     Used vehicles                                       42,381            44,061           58,611        113,099          220,544
     Service, body and parts                              9,972            10,961           13,197         29,828           72,216
     Other revenues                                       5,916             5,897            5,944         15,574           33,549
                                                    -----------       -----------       ----------      ---------        ---------
       Total revenues                                   109,423           114,196          142,844        319,795          714,740
   Cost of sales                                         88,148            92,054          117,025        265,049          599,379
                                                    -----------       -----------       ----------      ---------        ---------
   Gross profit                                          21,275            22,142           25,819         54,746          115,361
   Selling, general and administrative                   14,781            16,333           19,830         40,625           85,188
   Depreciation and amortization                          1,954             1,907            1,756          2,483            3,469
                                                    -----------       -----------       ----------      ---------        ---------
   Income from operations                                 4,540             3,902            4,233         11,638           26,704
   Floorplan interest expense                              (535)             (957)            (697)        (2,179)          (7,108)
   Other interest expense                                  (419)             (433)            (656)          (824)          (2,735)
   Other income, net                                      1,001             1,215            1,349            862              921
                                                    -----------       -----------       ----------      ---------        ---------
   Income before minority interest
     and income taxes                                     4,587             3,727            4,229          9,497           17,782
   Minority interest                                       (458)             (778)            (687)             -               -
                                                    -----------       -----------       ----------      ---------        ---------
   Income before income taxes (1)                    $    4,129       $     2,949            3,542          9,497           17,782
                                                    -----------       -----------       ----------      ---------        ---------
                                                    -----------       -----------
   Income tax (expense) benefit                                                                813         (3,538)          (6,993)
                                                                                        ----------      ---------        ---------
   Net income                                                                           $    4,355      $   5,959        $  10,789
                                                                                        ----------      ---------        ---------
                                                                                        ----------      ---------        ---------
 PRO FORMA CONSOLIDATED STATEMENT OF
 OPERATIONS DATA:
   Income before taxes and minority interest,
     as reported                                     $    4,587       $     3,727       $    4,229
   Pro forma provision for taxes (2)                     (1,743)           (1,430)          (1,623)
                                                    -----------       -----------        ---------
   Pro forma net income                              $    2,844             2,297       $    2,606
                                                    -----------       -----------        ---------
                                                    -----------       -----------        ---------
 Basic net income per share (3)                      $     0.17       $      0.50       $     0.56      $    0.85        $    1.18
                                                    -----------       -----------        ---------      ---------        ---------
                                                    -----------       -----------        ---------      ---------        ---------
 Diluted net  income per share (3)                   $     0.16       $      0.47       $     0.52      $    0.82        $    1.14
                                                    -----------       -----------       ----------      ---------        ---------
                                                    -----------       -----------        ---------      ---------        ---------




                                                                                  AS OF DECEMBER 31,
                                                    ------------------------------------------------------------------------------
 (in thousands)                                       1994 (1)          1995 (1)          1996 (1)          1997             1998
                                                    ----------         --------          --------        --------         --------
 CONSOLIDATED BALANCE SHEET DATA:
   Working capital                                   $    9,325        $    10,626       $   25,431      $  23,870        $  53,553
   Total assets                                          41,981             44,117           68,964        166,526          294,398
   Short-term debt                                       23,511             22,300           22,000         85,385          132,310
   Long-term debt, less current maturities                6,748             10,743            6,160         26,558           41,420
   Total shareholders' equity                             6,094              3,716           27,914         37,877           91,511



(1) Effective January 1, 1997, the Company converted from the LIFO method of accounting for inventories to the FIFO method. Accordingly, the 1994, 1995 and 1996 data has been restated to reflect this change. See Note 1 of Notes to Consolidated Financial Statements.
(2) The Company was an S Corporation and accordingly was not subject to federal and state income taxes during the periods indicated. Pro forma net income reflects federal and state income taxes as if the Company had been a C Corporation, based on the effective tax rates that would have been in effect during these periods. See "Company Restructuring and Prior S Corporation Status" and Notes 1 and 8 to the Company's Consolidated Financial Statements.
(3) The per share amounts are pro forma for 1994, 1995 and 1996 and actual for 1997 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
In 1998, Lithia generated record revenues, net income, EBITDA and unit sales of new and used vehicles as follows (dollars in thousands):


                               1997                 1998             % INCREASE
                             --------             --------           -----------
 Revenues                    $319,795             $714,740                  123%
 EBITDA                       $14,983              $31,094                  108%
 Net income                    $5,959              $10,789                   81%
 Unit sales:
   New                          7,493               17,708                  136%
   Retail used                  7,148               13,645                   91%


The following table shows selected condensed financial data expressed as a percentage of total revenues for the periods indicated for the average automotive dealer in the United States.



                                              YEAR ENDED DECEMBER 31,
 AVERAGE U.S. DEALERSHIP                    ---------------------------
 STATEMENT OF OPERATIONS DATA:                1996                1997
                                            --------            --------

 Revenues:
      New vehicles                            57.7 %              58.3 %
      Used vehicles                           30.4                29.8
      Parts and service, other                11.9                11.9
                                            --------            --------
                                             100.0 %             100.0 %
 Gross profit                                 12.9                12.7
 Total dealership expense                     11.3                11.4
 Income before taxes                           1.5 %               1.4 %


Source: NADA INDUSTRY ANALYSIS DIVISION

The following table sets forth selected condensed financial data for Lithia expressed as a percentage of total revenues for the periods indicated below.


 LITHIA MOTORS, INC.                          YEAR ENDED DECEMBER 31,
----------------------------------    ----------------------------------------
                                       1996 (1)            1997         1998
                                      ---------          -------      --------

 Revenues:
   New vehicles                         45.6%              50.4%         54.3%
   Used vehicles                        41.0%              35.4%         30.9%
   Service, body and parts               9.2%               9.3%         10.1%
   Other revenues                        4.2%               4.9%          4.7%
                                      ---------          -------      --------
     Total revenues                    100.0%             100.0%        100.0%
 Gross profit                           18.1%              17.1%         16.1%
 Selling, general and                   13.9%              12.7%         11.9%
 administrative
 Income from operations                  3.0%               3.6%          3.7%


Effective January 1, 1997, the Company converted from the LIFO method of accounting for inventories to the FIFO method. Accordingly, the 1994, 1995 and 1996 data has been restated to reflect this change. See Note 1 of Notes to Consolidated Financial Statements.
                                       14

1998 COMPARED TO 1997

REVENUES. Revenues increased $394.9 million, or 123% to $714.7 million for the year ended December 31, 1998 from $319.8 million in 1997. Total vehicles sold during 1998 increased by 21,254, or 108%, to 40,885 from 19,631 during 1997.
Same store sales growth was 14.7% in 1998 compared to industry growth for new vehicles of 2.9% for 1998. During 1998, the Company's skill in integrating dealerships resulted in 22% sales growth and 44% pre tax income growth at the first ten stores that were purchased since Lithia's initial public offering.

          NEW VEHICLES. In 1998 new vehicle sales of $388.4 million constituted 54.3% of total revenues compared to $161.3 million, or 50.4% of new vehicle sales, in 1997. The increase is primarily a result of acquisitions, strong internal growth and a 1.9% increase in the average selling price of new vehicles during 1998 to $21,935 from $21,526 in 1997.

          RETAIL USED VEHICLES. In 1998 and 1997, the Company sold 13,645 and 7,148 retail used vehicles, respectively, generating revenues of $174.2 million and $88.6 million, respectively. Used vehicle revenue constituted 24.4% and 27.7% of total revenue in 1998 and 1997, respectively. Average selling prices for retail used vehicles increased 3.0% to $12,768 in 1998 from $12,391 in 1997.

          SERVICE, BODY AND PARTS. Lithia derives additional revenue from the sale of parts and accessories, maintenance and repair services and collision repair work. Revenues from these types of services increased 142% in 1998 to $72.2 million from $29.8 million in 1997. This increase is primarily the result of internal growth and dealership acquisitions.

          OTHER REVENUES. Other revenues consist primarily of financing and insurance ("F&I") transactions. Other revenues increased 115% to $33.5 million during 1998, from $15.6 million during 1997, due primarily to internal growth and dealership acquisitions that increased total sales.

GROSS PROFIT. Gross profit increased 111% during 1998 to $115.4 million, compared with $54.7 million for 1997, primarily because of the increase in new and used vehicle unit sales during the period. The overall gross profit margin achieved was 16.1% for 1998 compared to 17.1% for 1997. The decrease in gross profit margin was primarily a result of the acquisition of several new dealerships during 1997 and 1998, which were generating gross margins lower than those of Lithia's pre-existing stores. Lithia's overall gross margin percentage increased throughout 1998 as it integrated its new dealerships into its existing operations. The overall gross margin in the fourth quarter of 1998 was 16.9%. Lithia's gross profit margin continues to exceed the average U.S. dealership gross profit margin of 12.7% for the full year of 1997.

The gross profit margin achieved on new vehicle sales during 1998 and 1997 was 10.1% and 11.4%, respectively. This compares favorably with the average gross profit margin of 6.4% realized by franchised automobile dealers in the United States on sales of new vehicles in 1997. Excluding wholesale transactions, the gross profit margin on used vehicle sales was 11.0% in 1998 and 11.4% in 1997, as compared to the industry average for 1997 of 10.9%.

Sales of used vehicles to other dealers and to wholesalers are frequently at, or close to, cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense increased $44.6 million, or 110%, to $85.2 million for 1998 compared to $40.6 million for 1997. SG&A as a percentage of total revenues decreased to 11.9% for 1998 from 12.7% for 1997. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in sales and the number of total locations. The decrease in SG&A as a percent of total revenues is a result of economies of scale gained as the fixed expenses are spread over a larger revenue base and from economies of scale as Lithia consolidates multiple stores in a single market.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $1.0 million or 40% to $3.5 million for the year ended December 31, 1998 compared to $2.5 million for 1997 primarily as a result of increased property and equipment and goodwill related to acquisitions in late 1997 and 1998. Depreciation and amortization was 0.5% of total revenues in 1998 compared to 0.8% in 1997.

INCOME FROM OPERATIONS. Income from operations increased to $26.7 million (3.7% of total revenues) for the year ended December 31, 1998 compared to $11.6
million (3.6% of total revenues) in 1997.   In addition to gaining efficiencies
related to economies of scale, Lithia has seen improvements in the operating margins at stores that it has acquired and operated for a full year, bringing them more in line with its pre-existing stores. Income from operations was 4.4% of total revenues in the fourth quarter of 1998.

INTEREST EXPENSE. Interest expense increased $6.8 million or 228% to $9.8 million for the year ended December 31, 1998 compared to $3.0 million for 1997, primarily as a result of increased floorplan notes payable related to increased inventories as a result of the increase in stores owned and vehicles sold.

INCOME TAX EXPENSE. Lithia's effective tax rate for 1998 was 39.3% compared to 37.3% for 1997. Lithia's effective tax rate may be affected by the purchase of new dealerships in jurisdictions with tax rates either higher or lower than the current effective rate.

NET INCOME. Net income rose 81% to $10.8 million (1.5% of total revenues) for the year ended December 31, 1998 compared to $6.0 million (1.9% of total revenues) for 1997, as a result of the individual line item changes discussed above.

1997 COMPARED TO 1996

REVENUES. Revenues increased $177.0 million, or 123.9% to $319.8 million for the year ended December 31, 1997 from $142.8 million in 1996. Total vehicles sold during 1997 increased by 9,853, or 100.8%, to 19,631 from 9,778 during 1996. Dealerships acquired in late 1996 and 1997 accounted for 9,836 of the total vehicles sold in 1997. Same dealership sales growth was 4.8%, due to a 3.1% increase in vehicle sales, and a 20.7% increase in other operating sales.

          NEW VEHICLES. In 1997 and 1996, Lithia sold 7,493 and 3,274 new vehicles, generating revenues of $161.3 million and $65.1 million, which constituted 50.4% and 45.6% of total revenues, respectively.

          RETAIL USED VEHICLES. In 1997 and 1996, Lithia sold 7,148 and 4,156 retail used vehicles, respectively, generating revenues of $88.6 million and $48.7 million, which constituted 27.7% and 34.1% of total revenue, respectively. Average selling prices for retail used vehicles increased 5.8% to $12,391 in 1997 from $11,717 in 1996.

          SERVICE, BODY AND PARTS. Lithia derives additional revenue from the sale of parts and accessories, maintenance and repair services and collision repair work. Revenues from these types of services increased 126% in 1997 to $29.8 million from $13.2 million in 1996, primarily as a result of the increased number of dealership locations.

          OTHER REVENUES. Other revenues consist primarily of financing and insurance ("F&I") transactions. Other revenues increased 162% to $15.6 million during 1997, from $5.9 million during 1996, due primarily to dealership acquisitions that increased total sales.

GROSS PROFIT. Gross profit increased 112% during 1997 to $54.7 million, compared with $25.8 million for 1996, primarily because of the increase in new and used vehicle unit sales during the period. Total gross profit margin decreased to 17.1% for 1997 from 18.1% for 1996. The decrease in gross profit margins was primarily a result of the acquisition of several new dealerships during 1997 which were generating gross margins lower than those of Lithia's existing stores.

The gross profit margin on new vehicle sales during 1997 and 1996 was 11.4% and 13.1%, respectively. This compares favorably with the average gross profit margin of 6.5% realized by franchised automobile dealers in the United States on sales of new vehicles in 1996. Excluding wholesale transactions, Lithia's gross profit margin on used vehicle sales was 11.4% in 1997 and 12.8% in 1996, compared to the industry average for 1996 of 11.0%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Lithia's selling, general and administrative ("SG&A") expense increased $20.8 million, or 104.9%, to $40.6 million for 1997 compared to $19.8 million for 1996. SG&A as a percentage of sales decreased to 12.7% for 1997 from 13.9% for 1996. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in sales resulting from the acquisition of additional dealerships, and increased costs associated with being a public company. The decrease in SG&A as a percent of total sales is a result of economies of scale gained as the fixed expenses are spread over a larger revenue base.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased $0.7 million, or 41%, to $2.5 million for the year ended December 31, 1997 compared to $1.8 million for 1996 primarily as a result of increased property and equipment and goodwill related to acquisitions in 1997. Depreciation and amortization was 0.8% of sales in 1997 compared to 1.2% in 1996.

INTEREST EXPENSE. Interest expense increased $1.6 million or 122.0% to $3.0 million for the year ended December 31, 1997 compared to $1.4 million for 1996, primarily as a result of increased debt in 1997 related to acquisitions, partly offset by increased cash balances for a majority of the year related to Lithia's initial public offering.

INCOME TAX EXPENSE. Prior to December 18, 1996, Lithia and its affiliated entities were treated as S Corporations or as partnerships under the Internal Revenue Code for federal income tax purposes since their inception and, as a result, have not been subject to federal or certain state income taxes. Immediately before the completion of its initial public offering on December 18, 1996, and in connection with its restructuring, Lithia and its affiliated entities that were S Corporations terminated their status as S Corporations and became subject to federal and state income tax at applicable C Corporation rates.

Lithia's effective tax rate for 1997 was 37.3% compared to 38.4% (on a pro forma basis) for 1996. Lithia's effective tax rate may be affected by the purchase of new dealerships in jurisdictions with tax rates either higher or lower than the current effective rate.

NET INCOME. Net income rose 128.7% to $6.0 million (1.9% of total sales) for the year ended December 31, 1997 compared to $2.6 million (1.8% of total sales), on a pro forma basis, for 1996, as a result of the individual line item changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Lithia's principal needs for capital resources are to finance acquisitions and capital expenditures and for working capital. Lithia has relied primarily upon internally generated cash flows from operations, borrowings under its credit facilities and the proceeds from public equity offerings to finance its operations and expansion. In May 1998, Lithia closed an offering of 3.15 million newly issued shares of its Class A Common Stock for net proceeds of $42.5 million. The proceeds were used to pay down Lithia's lines of credit until needed for future acquisitions.

Ford Credit, Toyota Motor Credit Corporation, Chrysler Financial Corporation and General Motors Acceptance Corporation have agreed to floor all of Lithia's new vehicles for their respective brands with Ford serving as the primary lender for all other brands. There are no formal limits to these commitments for new vehicle wholesale financing.

Ford Credit has also extended a $60 million revolving line of credit for used vehicles and a $75 million acquisition line of credit to purchase dealerships of any brand. These commitments have an expiration date of November 23, 2000 with interest due monthly. Lithia has the right to elect to extend the term on these lines of credit for an additional two years at November 23, 1999. Lithia also has the option to convert the acquisition line into a five-year term loan on November 23, 1999 or November 23, 2000. In addition, U.S. Bank N.A. has extended a $10 million revolving line of credit for leased vehicles.

The lines with Ford Credit are cross-collateralized and are secured by inventory, accounts receivable, intangible assets and equipment. The other new vehicle lines are secured by new vehicle inventory of the relevant dealerships.

The Ford Credit lines of credit contain financial covenants requiring Lithia to maintain compliance with, among other things, specified ratios of (i) total debt to tangible base capital; (ii) total adjusted debt to tangible base capital; (iii) current ratio; (iv) fixed charge coverage; and (v) net cash. lithia is currently in compliance with all such financial covenants. The Ford Credit lines of credit agreements also preclude the payment of cash dividends without the prior consent of Ford Credit.

Interest rates on all of the above facilities ranged from 6.5% to 8.0% at december 31, 1998. Amounts outstanding on the lines at december 31, 1998 were as follows (in thousands):


  Acquisition Line                         $         -
  Used Vehicle Line                              5,000
  New and Program Vehicle Lines                124,167
  Leased Vehicle Line                            4,000
                                            ----------
                                           $   133,167
                                            ----------
                                            ----------



Since December 1996 when Lithia completed its initial public offering, it has acquired 23 dealerships. The aggregate net investment was approximately $74.2 million (excluding borrowings on its credit lines to finance acquired vehicle inventories and equipment and the purchase of any real estate).

Lithia anticipates that it will be able to satisfy its cash requirements at least through December 31, 1999, including its currently anticipated growth, primarily with cash flow from operations, borrowings under available credit facilities and cash currently available.


SEASONALITY AND QUARTERLY FLUCTUATIONS
Historically, Lithia's sales have been lower in the first and fourth quarters of each year largely due to consumer purchasing patterns during the holiday season, inclement weather and the reduced number of business days during the holiday season. As a result, financial performance may be lower during the first and fourth quarters than during the other quarters of each fiscal year. Management believes that interest rates, levels of consumer debt, consumer buying patterns and confidence, as well as general economic conditions, also contribute to fluctuations in sales and operating results. The timing of acquisitions may cause substantial fluctuations of operating results from quarter to quarter.

YEAR 2000

GENERAL. Lithia has identified three major areas of concern:
     (i) The functionality of its internal systems and the Company's ability to run its daily business after January 1, 2000;
     (ii)      The visual representation of "2000;" and
     (iii)     Third party systems.

Lithia expects to be Year 2000 compliant by July 1, 1999. Lithia is utilizing the NADA dealer guide to assist in resolving its Year 2000 issues and problems.

INTERNAL SYSTEMS. Lithia is in the process of analyzing and updating its internal systems, including its dealer management systems, dealer communication systems, personal computer systems, shared port systems and phone systems. Lithia estimates that it is 90 percent complete with implementing various manufacturer upgrades to its systems in order to make them Year 2000 compliant. We estimate that our internal systems we will be fully Year 2000 compliant by July 1, 1999.

Like all businesses, Lithia is at risk from external infrastructure failures that could arise from Year 2000 failures. It is not clear that electrical power, telephone and computer networks, for example, will be fully functional across the nation in the year 2000. Investigation and assessment of infrastructures, like the nation's power grid, is beyond the scope and resources of Lithia. Investors should use their own awareness of the issues in the nation's infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

VISUAL REPRESENTATION. Lithia is currently working on ensuring that all report date stamps, timekeeping devices, etc. are Year 2000 compliant. We estimate that we are approximately 95 percent complete with this process.

THIRD PARTIES. Lithia has begun a Year 2000 supplier audit program. It has contacted all of its critical suppliers to inform them of its Year 2000 expectations, and requests have been made for each vendor's compliance program and/or Year 2000 compliance assurance. In regard to the automobile manufacturers, Lithia has received written or other confirmation that they are Year 2000 compliant, except for Subaru. Subaru has assured Lithia that they expect to be Year 2000 compliant prior to January 1, 2000.

It should be noted that there have been predictions of failures of key components in the transportation infrastructure due to the Year 2000 problem.
It is possible that there could be delays in rail, over-the-road and air shipments due to failure in transportation control systems. Investigation and validation of the world's transportation infrastructure is beyond the scope and the resources of Lithia. Investors should use their own awareness of the issues in the transportation infrastructure to make ongoing infrastructure risk assessments and their potential impact to a company's performance.

ACQUISITIONS. Acquisitions in 1999 will be subject to strict due diligence for Year 2000 compliance.

COST. Lithia expects to incur costs totaling approximately $1,054,000 to ensure Year 2000 compliance, approximately $810,000 of which has already been incurred since the end of 1997. A majority of the $1,054,000 represents replacement of non-compliant systems, and therefore will be capitalized and amortized over a three to five year period. This estimate could change depending on variances not anticipated in the initial bids.

RISK. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect Lithia's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, Lithia is unable to determine, at this time, whether the consequences of Year 2000 failures will have a material impact on the its results of operations, liquidity or financial condition. Lithia's efforts to help ensure Year 2000 preparedness have, and will continue to, significantly reduce its level of uncertainty about the Year 2000 problem. We believe that, with completion of the above mentioned plans, the possibility of significant interruptions of normal operations should be reduced.

Lithia is currently developing contingency plans in regard to its internal systems and supplier issues, as well as for the more global infrastructure issues.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for all derivative instruments. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Lithia does not have any derivative instruments and, accordingly, the adoption of SFAS 133 will have no impact on its financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

No disclosure is required under this item.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 14 of Part IV of this document.

Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 1998 is as follows:



 IN THOUSANDS, EXCEPT PER SHARE DATA     1ST QUARTER      2ND QUARTER      3RD QUARTER      4TH QUARTER
 -----------------------------------     -----------      -----------      -----------      -----------

 1997
-----
 Total revenues                           $  54,704        $  66,422        $  85,573        $ 113,096
 Gross profit (1)                             9,255           11,043           14,568           19,880
 Income before income taxes                   1,864            2,227            2,573            2,833
 Income taxes                                   720              859              994              965
 Net income                                   1,144            1,368            1,579            1,868
 Basic net income per share                    0.17             0.20             0.23             0.27
 Diluted net income per share                  0.16             0.19             0.22             0.25

 1998
-----
 Total Revenues                           $ 146,198        $ 173,541        $ 195,914        $ 199,087
 Gross profit (1)                            22,946           27,098           31,752           33,565
 Income before income taxes                   2,466            3,629            5,965            5,722
 Income taxes                                   947            1,407            2,307            2,333
 Net income                                   1,519            2,222            3,658            3,390
 Basic net income per share                    0.22             0.24             0.36             0.33
 Diluted net income per share                  0.21             0.24             0.35             0.32



(1)  Restated to conform with current presentation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this item is included under the captions ELECTION OF DIRECTORS, EXECUTIVE OFFICERS and SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, respectively, in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is included under the caption EXECUTIVE COMPENSATION in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is included under the caption SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT in the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the Company's Information Statement for its 1999 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES
The Consolidated Financial Statements, together with the report thereon of KPMG Peat Marwick LLP, are included on the pages indicated below:

                                                                    Page
                                                                    ----
Report of Independent Public Accountants                             F-1
Consolidated Balance Sheets - December 31, 1998 and 1997             F-2
Consolidated Statements of Operations for the years ended
December 31, 1998,1997 and 1996                                      F-3
Consolidated Statements of Changes in Shareholders' Equity -
December 31, 1998, 1997 and 1996                                     F-4
Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996                                     F-5
Notes to Consolidated Financial Statements                           F-6

There are no schedules required to be filed herewith.

(b) REPORTS ON FORM 8-K
The Company filed the following reports on Form 8-K during the quarter ended December 31, 1998:
     1. Form 8-K dated October 15, 1998 under Items 2 and 7, as filed with the Securities and Exchange Commission on October 28, 1998.
     2. Form 8-K dated November 2, 1998 under Items 2 and 7, as filed with the Securities and Exchange Commission on November 12, 1998.
     3. Form 8-K/A dated October 15, 1998 under Items 2 and 7, as filed with the Securities and Exchange Commission on December 30, 1998.

(c) EXHIBITS
The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibits          Description
--------          -----------
2.1          (d)  Agreement for Purchase and Sale of Business Assets
                  between Magnussen Dodge, Inc. and Lithia Motors,
                  Inc. dated January 21, 1997
2.2          (c)  Agreement for Purchase and Sale of Business Assets
                  between Magnussen-Barbee Ford, Lincoln-Mercury, Inc.
                  and Lithia Motors, Inc. dated February 21, 1997
2.3          (f)  Agreement for Purchase and Sale of Business Assets
                  between Sun Valley Ford, Inc. and Lithia Motors,
                  Inc. dated April 2, 1997
2.4          (f)  Agreement for Purchase and Sale of Business Assets
                  between Dick Donnelly Automotive Enterprises, Inc.
                  dba Dick Donnelly Lincoln-Mercury, Audi, Suzuki,
                  Isuzu and Lithia Motors, Inc. dated April 2, 1997
2.5          (f)  Agreement for Purchase and Sale of Business Assets
                  between Nissan BMW, Inc. dba Bakersfield Nissan,
                  Acura, BMW and Lithia Motors, Inc. dated June 26,
                  1997
2.6          (i)  Agreement for Purchase and Sale of Business Assets
                  between Century Ford, Inc. and Lithia Motors, Inc.
                  dated September 1, 1997
2.7          (j)  Agreement for Purchase and Sale of Business Assets
                  between Daniel A. Haus Group, Inc. dba Quality
                  Nissan and Quality Jeep/Eagle Hyundai and Lithia
                  Motors, Inc. dated October 10, 1997
2.8          (k)  Agreement for Purchase and Sale of Business Assets
                  between Medford Nissan, Inc. dba ""Medford Nissan BMW
                  Kia'', Lithia Motors, Inc, or its nominee, and James
                  D. Plummer, dated September 8, 1997.
2.9          (k)  Agreement for Purchase and Sale of Business Assets
                  between United American Funding, Inc. dba ""Reno
                  Volkswagen'' and Lithia Motors, Inc., or its nominee,
                  dated December 31, 1997.
2.10         (m)  Agreement for Purchase and Sale of Business Assets between
                  Boyland Auto Group dba Boyland Toyota, Dorian Boyland and
                  Lithia Motors, Inc.
2.11         (l)  Agreement for Purchase and Sale of Business Assets between
                  Rodway Chevrolet Co. and Lithia Motors, Inc., dated
                  March 19, 1998.
2.12         (l)  Stock Purchase Agreement between William N. Hutchins,
                  Hutchins Eugene Nissan, Inc. and Hutchins Imported Motors
                  and Lithia Motors, Inc., dated June 18, 1998.
2.13         (n)  First, Second and Third Addenda to Stock Purchase Agreement
                  by and between William N. Hutchins, Hutchins Imported
                  Motors, Inc. and Hutchins Eugene Nissan, Inc. and Lithia
                  Motors, Inc., dated June 18, 1998.
2.14         (o)  Restated Stock Purchase Agreement, by and between Phil S.
                  Camp, Jerry W. Camp, Jr., Julie A. Camp McKay, Chris E.
                  Camp, Travis W. Camp, Carter B. Camp and Camp Automotive,
                  Inc. and Lithia Motors, Inc., dated August 1, 1998.
3.1          (a)  Restated Articles of Incorporation of Lithia Motors,
                  Inc.
3.2          (a)  Bylaws of Lithia Motors, Inc.
4            (a)  Specimen Common Stock certificate
10.1.1       (a)  1996 Stock Incentive Plan
10.1.2       (a)  Form of Incentive Stock Option Agreement
10.1.3       (a)  Form of Non-Qualified Stock Option Agreement
10.1.4       (a)  Form of Incentive Stock Option Agreement
10.1.5       (l)  Amendment No. 1 to the Lithia Motors, Inc. 1996
                  Stock Incentive Plan
10.2         (b)  1997 Non-Discretionary Stock Option Plan for
                  Non-Employee Directors
10.3         (k)  Employee Stock Purchase Plan
10.4.1       (a)  Chrysler Corporation Chrysler Sales and Service
                  Agreement, dated January 10, 1994, between Chrysler
                  Corporation and Lithia Chrysler Plymouth Jeep Eagle,
                  Inc. (Additional Terms and Provisions to the Sales
                  and Service Agreements are in Exhibit 10.4.2 hereto)
                  (1)
10.4.2       (a)  Chrysler Corporation Dealer Agreement Additional
                  Terms and Provisions

Exhibits          Description
--------          -----------
10.5.1       (k)  Honda Automobile Dealer Sales and Service Agreement
                  dated October 14, 1997, between American Honda Motor
                  Company, Inc. and Lithia HPI, Inc. dba Lithia Honda
                  (standard provisions are in Exhibit 10.5.3 hereto).
10.5.2       (k)  Acura Automobile Dealer Sales and Service Agreement
                  dated October 2, 1997, between American Honda Motor
                  Company, Inc. and Lithia BB, Inc. dba Lithia Acura
                  of Bakersfield (standard provisions are in Exhibit
                  10.5.3 hereto).
10.5.3       (k)  American Honda Automobile Dealer Sales and Service
                  Agreement Standard Provisions.
10.5.4       (k)  Agreement between American Honda Motor Company, Inc.
                  and Lithia Motors, Inc. et al. dated December 17,
                  1996.
10.5.5       (k)  Amendment dated October 2, 1997, to Agreement
                  between American Honda Motor Company, Inc. and
                  Lithia Motors, Inc. et al. dated December 17, 1996.
10.6.1       (a)  Isuzu Dealer Sales and Service Agreement, dated June
                  5, 1996 between American Isuzu Motors, Inc. and
                  Lithia Motors, Inc. (Additional Provisions to Dealer
                  Sales and Service Agreements are in Exhibit 10.6.2
                  hereto) (2) *
10.6.2       (a)  Isuzu Dealer Sales and Service Agreement Additional
                  Provisions
10.6.3       (c)  Supplemental Agreement, dated December 27, 1996 to
                  Isuzu Dealer Sales and Service Agreement (3)
10.7.1       (k)  Mercury Sales and Service Agreement, dated June 1,
                  1997, between Ford Motor Company and Lithia TLM, LLC
                  dba Lithia Lincoln Mercury (general provisions are
                  in Exhibit 10.7.3 hereto) (4)
10.7.2       (k)  Supplemental Terms and Conditions agreement between
                  Ford Motor Company and Lithia Motors, Inc. dated
                  June 12, 1997.
10.7.3       (a)  Mercury Sales and Service Agreement General
                  Provisions
10.8         (a)  General Motors Dealer Sales and Service Agreement
                  Standard Provisions
10.9         (a)  Mazda Dealer Agreement, dated April 11, 1994 between
                  Mazda Motor of America, Inc. and Lithia Dodge,
                  L.L.C. dba Lithia Mazda
10.10.1      (k)  Saturn Distribution Corporation Retailer Agreement,
                  dated June 16, 1997, between Saturn Distribution
                  Corporation and Saturn of Southwest Oregon, Inc.
10.10.2      (k)  Supplemental Agreement to Saturn Retailer Agreement,
                  dated August 26, 1997, between Saturn of Southwest
                  Oregon, Inc., Lithia Motors, Inc., Sidney B. DeBoer,
                  Lithia Holding, LLC, and Saturn Distribution
                  Corporation.
10.11.1      (a)  Toyota Dealer Agreement, dated January 30, 1990,
                  between Toyota Motor Distributors, Inc. and Lithia
                  Motors, Inc. dba Medford Toyota  (5)
10.11.2      (a)  Toyota Dealer Agreement Standard Provisions
10.11.3      (a)  Agreement, dated September 30, 1996, between Toyota
                  Motor Sales, U.S.A., Inc. and Lithia Motors, Inc.
10.11.4      (c)  Addendum dated December 26, 1996, to Section X [cad 229]
                  additional provisions to Toyota Dealer Agreement,
                  dated November 15, 1996 between Toyota Motor Sales,
                  USA, Inc. and Lithia TKV, Inc.
10.12.1      (k)  Suzuki Term Dealer Sales and Service Agreement,
                  dated May 14, 1997, between American Suzuki Motor
                  Corporation and Lithia HPI, Inc. dba Lithia Suzuki
                  (standard provisions are in Exhibit 10.12.2 hereto)
                  (6)
10.12.2      (k)  Suzuki Dealer Sales and Service Agreement Standard
                  Provisions.
10.13        (k)  BMW Dealer Agreement, dated October 3, 1997, between
                  BMW of North America, Inc. and Lithia BB, Inc.
10.14        (k)  Hyundai Motor America Dealer Sales and Service
                  Agreement, dated January 26, 1998, between Hyundai
                  Motor America and Lithia JEF, Inc.
10.15.1      (k)  Nissan Dealer Term Sales and Service Agreement
                  between Lithia Motors, Inc., Lithia NF, Inc., and
                  the Nissan Division of Nissan Motor Corporation In
                  USA dated January 2, 1998. (standard provisions are
                  in Exhibit 10.15.2 hereto) (7)
10.15.2      (k)  Nissan Standard Provisions


Exhibits          Description
--------          -----------
10.16.1      (k)  Volkswagen Dealer Agreement dated April 5, 1996,
                  between Volkswagen United States, Inc. and Lithia
                  Motors, Inc. dba Lithia Volkswagen. (standard
                  provisions are in Exhibit 10.16.2 hereto)
10.16.2      (k)  Volkswagen Dealer Agreement Standard Provisions *
10.17.1      (a)  Commercial Lease, dated September 20, 1996, between
                  Lithia Properties, L.L.C. and Lithia Motors, Inc. (8)
10.17.2      (a)  Form of Commercial Lease, effective January 1, 1997,
                  between Lithia Properties, L.L.C. and Lithia Motors,
                  Inc. (9)
10.18        (a)  Commercial Lease, dated April 1, 1992, between Billy
                  J. Wilson et al and Wilson/Malasoma, Inc. relating
                  to facility in Vacaville, California.
10.19        (d)  Lease between Solano Way Partnership and Lithia Real
                  Estate, Inc. dated February 14, 1997
10.20        (e)  Lease between John Ferrogiaro and Bernard L.
                  Magnussen et al., as amended by Second Amendment to
                  Lease, dated December 12, 1996, and Consent to
                  Assignment and Third Amendment to Lease, by and
                  among John Ferrogiaro, Magnussen Dealership Group
                  and Lithia Real Estate, Inc.
10.21.1      (g)  Promissory Note for Leasehold Improvements issued by
                  Lithia Motors, Inc. to Sun Valley Ford, Inc. dated
                  August 8, 1997.
10.21.2      (g)  Promissory Note for Intangible Assets issued by
                  Lithia Motors, Inc. to Sun Valley Ford, Inc. dated
                  August 8, 1997.
10.21.3      (h)  Standard Industrial Lease, as amended and assignment
                  thereof, among Edmund C. Bartlett, Jr., Anna
                  Bartlett, Sun Valley Ford, Inc. and Lithia Motors,
                  Inc. dated July 16, 1997
10.21.4      (h)  Lease Agreement and assignment thereof, among George
                  Valente and Lena E. Valente as trustees of the
                  George and Lena E. Valente Trust, Sun Valley Ford,
                  Inc. and Lithia Motors, Inc. dated August 4, 1997.
10.22.1      (k)  Lease Agreement among Paul H. Snider and Dick
                  Donnelly Automotive Enterprises, Inc. dated October
                  17, 1989
10.22.2      (k)  Lease Agreement among Richard M. Donnelly and Susan
                  K. Donnelly and Lithia Real Estate, Inc. dated
                  October 1, 1997
10.23        (k)  Real Property Lease Agreement among Eloy C. Renfrow
                  and Lithia Real Estate, Inc. dated October 2, 1997
10.24        (k)  Lease Agreement among BR Enterprises and Lithia
                  Motors, Inc. dated September 3, 1997
10.25        (k)  Real Property Lease Agreement among James D. Plummer
                  and Lithia Real Estate, Inc. dated October 14, 1997
10.26        (k)  Lease Agreement among Teddy Bear Havas Motors, Inc.
                  and United American Funding, Inc. dated July 28, 1992
10.27        (a)  Management Contract between Lithia Leasing, Inc. and
                  Lithia Properties LLC.
10.28        (a)  Purchase and Sale Agreement, dated December 13,
                  1996, between Lithia Properties and Lithia Real
                  Estate, Inc.
10.29             $75,000,000 Credit Agreement dated November 23, 1998
                  between Ford Motor Credit Company and Lithia Motors,
                  Inc.
10.30             $60,000,000 Credit Agreement dated November 23, 1998
                  between Ford Motor Credit Company and Lithia Motors,
                  Inc.
10.31             Chevrolet Dealer Sales and Service Agreement dated
                  October 13, 1998 between General Motors Corporation,
                  Chevrolet Motor Division and Camp Automotive, Inc.
10.32             Subaru Dealership Agreement dated October 16, 1998
                  by and between Subaru of America, Inc./Western
                  Region and Camp Automotive, Inc.
21                Subsidiaries of Lithia Motors, Inc.
23                Consent of KPMG Peat Marwick LLP
27                Financial Data Schedule
99                Risk Factors


(a) Incorporated by reference from the Company's Registration Statement on Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities Exchange Commission on December 18, 1996.
(b) Incorporated by reference from the Company's Registration Statement on Form S-8, Registration Statement No. 333-45553, as filed with the Securities Exchange Commission on February 4, 1998.
(c) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as filed with the Securities Exchange Commission on March
     31, 1997.
(d) Incorporated by reference from the Company's Form 8-K as filed with the Securities Exchange Commission on June 6, 1997.
(e) Incorporated by reference from the Company's Form 8-K as filed with the Securities Exchange Commission on July
     16, 1997.
(f) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, as filed with the Securities Exchange Commission on August 12, 1997.
(g) Incorporated by reference from the Company's Form 8-K as filed with the Securities Exchange Commission on August
     21, 1997.
(h) Incorporated by reference from the Company's Form 8-K/A as filed with the Securities Exchange Commission on October 14, 1997.
(i) Incorporated by reference from the Company's Form 8-K as filed with the Securities Exchange Commission on December 30, 1997.
(j) Incorporated by reference from the Company's Form 8-K as filed with the Securities Exchange Commission on January 30, 1998.
(k) Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998.
(l) Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998.
(m) Incorporated by reference from the Company's Registration Statement No. 333-47525 on Form S-1 dated May 1, 1998.
(n) Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1998 as filed with the Securities and Exchange Commission on November 12, 1998.
(o) Incorporated by reference from the Company's Form 8-K dated October 15, 1998 as filed with the Securities and Exchange Commission on October 28, 1998.

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

(8) Substantially identical leases of the same date exist between Lithia Properties L.L.C. and (i) Lithia TLM, L.L.C. and Lithia MTLM, Inc., relating to the properties located in Medford, Oregon at 360 E.
     Jackson St., 400 N. Central Ave., 325 E. Jackson St., 343-345 Apple St., 440-448 Front St., 3rd & Front St.
     and 344 Bartlett, collectively at a lease rate of
     $42,828 per month; (ii) Lithia Motors, Inc. dba Lithia Body and Paint, relating to the properties in Medford, Oregon, located at 4th & Bartlett, 235 Bartlett, 220
     N. Bartlett, and 275 E. 5th; and in Grants Pass,
     Oregon, at 1470 N.E. 7th, collectively at a lease rate
     of $16,890 per month; (iii) Discount Auto and Truck Rental, Inc., relating to properties located in
     Medford, Oregon, at 326 N. Bartlett, 315 & 321 Apple
     St., and in Grants Pass, Oregon, at 1470 N.E. 7th, collectively at a lease rate of $2,609 per month;
     (iv) Lithia Dodge, L.L.C. and Lithia DM, Inc., relating to properties located in Medford, Oregon, at 322 E. 4th,
     315 & 324 E. 5th St., 225, 319 & 323 E. 6th,
     Riverside & 4th, Riverside & 6th, and 129 N. Riverside, collectively at a lease rate of $53,490 per month;
     (v) Lithia Grants Pass Auto Center and L.L.C.,
     LGPAC, Inc., relating to the property located in Grants Pass, Oregon, at 1421 N.E. 6th at a lease rate of
     $25,625 per month; (vi) Lithia Motors, Inc. and Lithia SSO, Inc., relating to properties located in Medford, Oregon, at 400, 705-717 N. Riverside Ave., 712 and 716 Pine St., and 502 Maple St., collectively at a lease rate of $20,048 per month; (vii) Lithia Motors, Inc.
     dba Thrift Auto Supply, relating to the properties
     located in Medford, Oregon, at 801 N. Riverside Ave,
     and 503 Maple St., collectively at a lease rate of
     $6,265 per month; and (viii) Lithia Motors, Inc. and Lithia HPI, Inc., relating to properties located in Medford, Oregon, at 700 and 800 N. Central Ave, 217
     and 220 N. Beatty St., 710 and 815-817 Niantic St.,
     and 311 & 313 Maple St., collectively at a lease rate
     of $30,350 per month.
(9) Substantially identical lease will exist between Lithia Properties L.L.C. and (i) Lithia MTLM, Inc., relating to the properties located in Medford, Oregon at 360 E. Jackson St., 400 N. Central Ave., 325 E. Jackson St., 343-345 Apple St., 440-448 Front St., 3rd & Front St.
     and 344 Bartlett, 315 & 321 Apple St., and 401 E. 4th
     St., collectively at a lease rate of $33,728 per
     month; (ii) Lithia Auto Services, Inc. dba Lithia Body
     and Paint, relating to the properties in Medford,
     Oregon, located at 401 E. 4th St., 4th & Bartlett, 235 Bartlett, 220 N. Bartlett, and 275 E. 5th; and in
     Grants Pass, Oregon, at 1470 N.E. 7th, and 801 N. Riverside Ave, collectively at a lease rate of $17,439 per month; (iii) Lithia Rentals, Inc., dba Discount
     Auto and Truck Rental, relating to properties located
     in Medford, Oregon, at 971 Gilman Rd., and in Grants
     Pass, Oregon, at 1470 N.E. 7th, collectively at a
     lease rate of $962 per month; (iv) Lithia Dodge,
     L.L.C. and Lithia DM, Inc., relating to properties
     located in Medford, Oregon, at 322 E. 4th, 315 & 324
     E. 5th St., 225, 319 & 323 E. 6th, Riverside & 4th,
     Riverside & 6th, and 129 N. Riverside, collectively at
     a lease rate of $53,490 per month; (v) LGPAC, Inc., relating to the property located in Grants Pass,
     Oregon, at 1421 N.E. 6th and 1470 N.E. 7th,
     collectively at a lease rate of $18,023 per month;
     (vi) Lithia SSO, Inc., relating to properties located in Medford, Oregon, at 400, 705-717 N. Riverside Ave., collectively at a lease rate of $16,364 per month;
     (vii) Lithia DM, Inc., relating to properties located
     in Medford, Oregon, at 324 E. 5th, 319 & 323 E. 6th
     St., 6th & Riverside, 129 N. Riverside, 4th &
     Riverside, 225 E. 6th, 315 E. 5th, 322 E. 4th, 201 N.
     Riverside, 309, 315, 333, and 329 N. Riverside, 334 &
     346 Apple St. and 401 E. 4th, collectively at a lease
     rate of $30,557 per month; and (viii) Lithia
     Motors, Inc., relating to properties located in Medford, Oregon, at 360 E. Jackson, 325 E. Jackson, 345 B. Bartlett, and 401 E. 4th St., collectively at a lease
     rate of $5,309 per month.   Substantially identical
     lease agreements also exist between Lithia Real
     Estate, Inc. and (i) Lithia FVHC, Inc. relating to the properties in Concord, California, located at 1260
     Diamond Way and 2285 Diamond Way; (ii) Lithia BB,
     Inc., relating to the property in Bakersfield, California, located at 3201 Cattle Drive; (iii) Lithia
     DE, Inc., relating to properties in Eugene, Oregon, located at 2121 Centennial Boulevard and 80 Centennial Loop; (iv) Lithia TKV, Inc. relating to the property in Vacaville, California, located at 100 Auto Center Drive; (v) Lithia Auto Services, Inc. relating to the property in Medford, Oregon, located at 2665 Bullock
     Road; (vi) Lithia FN, Inc. relating to the property in Napa, California, located at 300 Soscol Avenue; (vii) Lithia NB, Inc. relating to the properties in Bakersfield, California, located at 3101 and 3201
     Cattle Drive and 2800 and 2808 Pacheco Road; (viii)
     Lithia MMF, Inc. relating to the properties in Fresno, California, located at 155 and 165 East Auto Center
     Drive; (ix) Lithia FMF, Inc. relating to the properties in Fresno, California, located at 175 and 195 East Auto Center Drive; (x) Lithia DC, Inc.
     relating to the property in Concord, California, located at 4901 Marsh Drive; (xi) Lithia SALMIR, Inc. relating to the properties in Reno, Nevada, located at 7063 and 7175 South Virginia

     Street and the property
     in Sparks, Nevada, located at 40 Victorian Avenue; and
     (xii) Lithia NF, Inc., relating to the property in Fresno, California, located at 5580 North Blackstone
     Avenue.
(10) A substantially identical agreement (except for the price paid and the purchase rather than the lease of the business property) exists between Rodway Chevrolet
     Co., and Lithia Motors, inc. dated March 19, 1998, with respect to the purchase and sale of business assets of Rodway Chevrolet located in Redding, California.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

DATE:  MARCH 29, 1999                   LITHIA MOTORS, INC.


                                        BY /S/ SIDNEY B. DEBOER
                                        Sidney B. DeBoer
                                        Chairman of the Board and
                                        Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report Has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 1999:

SIGNATURE                               TITLE
---------                               -----

/s/ SIDNEY B. DEBOER                    Chairman of the Board and
--------------------                    Chief Executive Officer
Sidney B. DeBoer                        (Principal Executive Officer)



/s/ BRIAN R. NEILL                      Senior Vice President and Chief
------------------                      Financial Officer
Brian R. Neill                          (Principal Financial and Accounting
                                        Officer)



/s/ M. L. DICK HEIMANN                  Director, President and
----------------------                  Chief Operating Officer
M. L. Dick Heimann



/s/ R. BRADFORD GRAY                    Director and Executive Vice President
--------------------
R. Bradford Gray



/s/ THOMAS BECKER                       Director
-----------------
Thomas Becker



/s/ WILLIAM J. YOUNG                    Director
--------------------
William J. Young

                                       30

                            Independent Auditors' Report



The Board of Directors and Shareholders
Lithia Motors, Inc. and Subsidiaries:


We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lithia Motors, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for inventories, effective January 1, 1997.


                                                        KPMG PEAT MARWICK LLP

Portland, Oregon
February 19, 1999

                          LITHIA MOTORS, INC.
                           AND SUBSIDIARIES
                      Consolidated Balance Sheets
                            (in thousands)



                                                                                                December 31,
                                                                                  ----------------------------------------
                                                                                        1998                  1997
                                                                                  ------------------    ------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                     $          20,879     $          18,454
    Trade receivables                                                                        17,287                 7,655
    Notes receivable, current portion, net of allowance
      for doubtful accounts of $714 and zero                                                  3,074                   427
    Inventories, net                                                                        157,455                89,845
    Vehicles leased to others, current portion                                                  861                   738
    Prepaid expenses and other                                                                1,933                   913
    Deferred income taxes                                                                     2,707                 1,855
                                                                                  ------------------    ------------------
        Total Current Assets                                                                204,196               119,887

Property and Equipment, net of accumulated
  depreciation of $3,907 and $2,822                                                          32,933                16,265
Vehicles Leased to Others, less current portion                                               5,647                 4,588
Notes Receivable, less current portion                                                        7,173                   309
Goodwill, net of accumulated amortization of
  $1,180 and $293                                                                            42,951                24,062
Other Non-Current Assets, net of accumulated
  amortization of $103 and $63                                                                1,498                 1,415
                                                                                  ------------------    ------------------
        Total Assets                                                              $         294,398     $         166,526
                                                                                  ------------------    ------------------
                                                                                  ------------------    ------------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                                                 $             515     $               -
    Flooring notes payable                                                                  124,167                82,598
    Current maturities of long-term debt                                                      7,601                 2,688
    Current portion of capital leases                                                            27                    99
    Trade payables                                                                            6,313                 3,874
    Accrued liabilities                                                                      12,020                 6,758
                                                                                  ------------------    ------------------
        Total Current Liabilities                                                           150,643                96,017

Long-Term Debt, less current maturities                                                      38,994                24,242
Long-Term Capital Lease Obligation, less current
  portion                                                                                     2,426                 2,316
Deferred Revenue                                                                              2,076                 2,519
Other Long-Term Liabilities                                                                   1,606                   447
Deferred Income Taxes                                                                         7,142                 3,108
                                                                                  ------------------    ------------------
        Total Liabilities                                                                   202,887               128,649
                                                                                  ------------------    ------------------

Shareholders' Equity
    Preferred stock - no par value; authorized 15,000
      shares; issued and outstanding; none                                                        -                     -
    Class A common stock - no par value;
      authorized 100,000 shares; issued and
      outstanding 6,105 and 2,926                                                            70,871                28,117
    Class B common stock
      authorized 25,000 shares; issued and
      outstanding 4,110 and 4,110                                                               511                   511
    Additional paid-in capital                                                                  150                    59
    Retained earnings                                                                        19,979                 9,190
                                                                                  ------------------    ------------------
       Total Shareholders' Equity                                                            91,511                37,877
                                                                                  ------------------    ------------------
       Total Liabilities and Shareholders' Equity                                 $         294,398     $         166,526
                                                                                  ------------------    ------------------
                                                                                  ------------------    ------------------



                 See accompanying notes to consolidated financial statements.

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
                     (in thousands, except per share amounts)




                                                                               Years Ended December 31,
                                                             -----------------------------------------------------------
                                                                   1998                 1997                 1996(1)
                                                             -----------------    -----------------     ----------------
Revenues:
   New vehicle sales                                         $        388,431     $        161,294      $        65,092
   Used vehicle sales                                                 220,544              113,099               58,611
   Service, body and parts                                             72,216               29,828               13,197
   Other revenues                                                      33,549               15,574                5,944
                                                             -----------------    -----------------     ----------------
        Total revenues                                                714,740              319,795              142,844
Cost of sales                                                         599,379              265,049              117,025
                                                             -----------------    -----------------     ----------------
Gross profit                                                          115,361               54,746               25,819
Selling, general and administrative                                    85,188               40,625               19,830
Depreciation and amortization                                           3,469                2,483                1,756
                                                             -----------------    -----------------     ----------------
        Income from operations                                         26,704               11,638                4,233
Other income (expense)
   Floorplan interest expense                                          (7,108)              (2,179)                (697)
   Other interest expense                                              (2,735)                (824)                (656)
   Other income, net                                                      921                  862                1,349
                                                             -----------------    -----------------     ----------------
                                                                       (8,922)              (2,141)                  (4)
                                                             -----------------    -----------------     ----------------
Income before minority interest and income taxes                       17,782                9,497                4,229
Minority interest                                                           -                    -                 (687)
                                                             -----------------    -----------------     ----------------
Income before income taxes                                             17,782                9,497                3,542
Income tax (expense) benefit                                           (6,993)              (3,538)                 813
                                                             -----------------    -----------------     ----------------
Net income                                                   $         10,789     $          5,959      $         4,355
                                                             -----------------    -----------------     ----------------
                                                             -----------------    -----------------     ----------------

Basic net income per share                                   $           1.18     $           0.85      $          0.94 (2)
                                                             -----------------    -----------------     ----------------
                                                             -----------------    -----------------     ----------------

Diluted net income per share                                 $           1.14     $           0.82      $          0.88 (2)
                                                             -----------------    -----------------     ----------------
                                                             -----------------    -----------------     ----------------


Pro Forma Net Income Data (unaudited)
------------------------------------------------------------------------------
Income before minority interest and income taxes, as reported                                           $         4,229
Pro forma income taxes                                                                                           (1,623)
                                                                                                        ----------------
                                                                                                        ----------------
Pro forma net income                                                                                    $         2,606
                                                                                                        ----------------

Pro forma basic net income per share                                                                    $          0.56
                                                                                                        ----------------
                                                                                                        ----------------

Pro forma diluted net income per share                                                                  $          0.52
                                                                                                        ----------------
                                                                                                        ----------------


(1) Restated, see Note 1 of Notes to Consolidated Financial Statements.
(2) Not comparable to 1998 and 1997 data due to S Corporation status in 1996, therefore this is a pre-tax earnings per share amount. See Note 8 of Notes to Consolidated Financial Statements.

                 See accompanying notes to consolidated financial statements.

                                    LITHIA MOTORS, INC.
                                     AND SUBSIDIARIES
               Consolidated Statements of Changes in Shareholders' Equity
                                      (in thousands)


                                                                 Common Stock
                                                   --------------------------------------
                                                        Class A            Class B         Additional                  Total
                                                   ------------------  ------------------   Paid In     Retained     Shareholders'
                                                    Shares    Amount    Shares    Amount    Capital   Earnings (1)     Equity
                                                   --------  --------  --------  --------  ---------  -------------    --------

Balance, December 31, 1995                             -     $   -       4,110   $ 801      $   -     $  2,915         $  3,716

Net income                                             -         -           -       -          -        4,355            4,355
Dividends                                              -         -           -       -          -       (4,460)          (4,460)
Contribution of minority interest to Class
  B Common Stock pursuant to
  restructuring                                        -         -           -     131          -            -              131
Restructuring in connection with initial
  public offering                                      -         -           -    (421)         -          421                -
Issuance of Class A Common Stock,
  net of offering expenses of $3,328                  2,500    24,172        -       -          -            -           24,172
                                                   --------  --------  --------  --------  ---------  -------------    --------
Balance December 31, 1996                             2,500    24,172     4,110     511         -        3,231           27,914

Net income                                                -         -         -       -         -        5,959            5,959
Underwriters' overallotment option                      375     3,783         -       -         -            -            3,783
Compensation for stock option issuances                   -         -         -       -        59            -               59
Exercise of stock options                                51       162         -       -         -            -              162
                                                   --------  --------  --------  --------  ---------  -------------    --------
Balance at December 31, 1997                          2,926    28,117     4,110     511        59        9,190           37,877

Net income                                                -         -         -       -         -       10,789           10,789
Issuance of Class A Common Stock,
  net of offering expenses of $594                    3,151    42,498         -       -         -            -           42,498
Compensation for stock option issuances                   -         -         -       -        78            -               78
Tax benefit of disqualifying dispositions                 -         -         -       -        13                           13
Issuance of Class A Common Stock in
  connection with acquisition                            13       125         -       -         -            -              125
Exercise of stock options                                15       131         -       -         -            -              131
                                                   --------  --------  --------  --------  ---------  -------------    --------
Balance at December 31, 1998                          6,105  $ 70,871     4,110  $  511    $   150    $ 19,979         $ 91,511
                                                   --------  --------  --------  --------  ---------  -------------    --------
                                                   --------  --------  --------  --------  ---------  -------------    --------

(1) Restated, see Note 1 of Notes to Consolidated Financial Statements.

                 See accompanying notes to consolidated financial statements.

                               LITHIA MOTORS, INC.
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                                                      Years Ended December 31,
                                                                   --------------------------------------------------------------
                                                                          1998                   1997                  1996
                                                                   ------------------     -----------------      -----------------
Cash  flows from operating activities:
   Net income                                                      $           10,789     $           5,959      $          4,355
   Adjustments to reconcile net income to net cash flows
      provided by (used in) operating activities:
         Depreciation and amortization                                          3,469                 2,483                 1,756
         Compensation related to stock option issuances                            78                    59                     -
         (Gain) loss on sale of assets                                             30                    (1)                 (239)
         (Gain) loss on sale of vehicles leased to others                          33                  (286)                    -
         Deferred income taxes                                                    565                   336                  (906)
         Minority interest in income                                                -                     -                   687
         Equity in income of affiliate                                             (7)                 (102)                  (44)
         (Increase) decrease net of effect of acquisitions, in:
            Trade and installment contract receivables, net                    (6,714)               (5,087)                 (852)
            Inventories                                                       (17,614)               (9,009)               (7,120)
            Prepaid expenses and other                                         (1,614)                 (678)                  (19)
            Other noncurrent assets                                               204                  (486)                 (196)
         Increase (decrease) net of effect of acquisitions, in:
            Floorplan notes payable                                            21,425                 9,122                (3,283)
            Trade payables                                                     (2,759)                1,440                   979
            Accrued liabilities                                                 2,500                 4,252                   797
            Other liabilities                                                  (1,039)               (2,274)                3,095
                                                                   ------------------     -----------------      -----------------
               Net cash provided by (used in) operating activities              9,346                 5,728                  (990)

Cash flows from investing activities:
   Notes receivable issued                                                       (639)                 (249)                 (540)
   Principal payments received on notes receivable                              3,456                   304                   500
   Capital expenditures                                                        (3,934)               (8,801)                 (395)
   Proceeds from sale of assets                                                   223                    16                   765
   Expenditures for vehicles leased to others                                  (9,322)               (6,750)               (6,537)
   Proceeds from sale of vehicles leased to others                              8,481                 5,330                 5,760
   Cash paid for acquisitions                                                 (36,531)              (25,220)               (6,937)
   Distribution from affiliate                                                      -                   204                     -
                                                                   ------------------     -----------------      -----------------
               Net cash used in investing activities                          (38,266)              (35,166)               (7,384)

Cash flows from financing activities:
   Net borrowings on notes payable                                                  -                     -                  (625)
   Net borrowings (repayments) on used vehicle line of credit                 (15,500)               15,500                     -
   Principal payments on long-term debt                                       (39,083)              (15,917)              (25,336)
   Proceeds from issuance of long-term debt                                    43,287                28,951                21,635
   Proceeds from issuance of common stock and minority interest                42,641                 3,945                24,172
   Proceeds from minority interest share receivable                                 -                     -                   676
   Dividends and distributions                                                      -                     -                (6,441)
                                                                   ------------------     -----------------      -----------------
               Net cash provided by financing activities                       31,345                32,479                14,081

                                                                   ------------------     -----------------      -----------------
Increase in cash and cash equivalents                                           2,425                 3,041                 5,707

Cash and cash equivalents:
   Beginning of period                                                         18,454                15,413                 9,706
                                                                   ------------------     -----------------      -----------------
   End of period                                                   $           20,879    $           18,454     $          15,413
                                                                   ------------------     -----------------      -----------------
                                                                   ------------------     -----------------      -----------------
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest                        $            9,728    $            3,206     $           1,823
   Cash paid during the period for income taxes                                 6,482                 3,011                     -

Supplemental schedule of noncash investing and financing
  activities:
   Debt extinguishment upon transfer of property                   $                -    $                -     $           1,112
   Contribution of minority interest in S Corporation
     earnings upon Restructuring to Class B Common Stock                            -                     -                   131
   Contribution of excess S Corporation retained earnings
     upon Restructuring to Class B Common Stock                                     -                     -                   421
   Stock issued in connection with acquisition                                    125                     -                     -
   Assumption of mortgage related to acquisition                                1,345                     -                     -


                 See accompanying notes to consolidated financial statements.

                                LITHIA MOTORS, INC.

                                  AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          DECEMBER 31, 1998, 1997 AND 1996

         (Dollar and share amounts in thousands, except per share amounts)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Lithia Motors is one of the larger retailers of new and used vehicles in the western United States, offering 23 domestic and imported makes of new automobiles and light trucks at 28 locations, 14 in California, nine in Oregon, three in Nevada and two in Washington. As an integral part of its operations, the Company arranges related financing (non-recourse) and insurance and sells parts, service and ancillary products. The Company's headquarters are located in Medford, Oregon, where it has a market share of over 40%. The Company has grown primarily by successfully acquiring and integrating dealerships and by obtaining new dealer franchises. The Company's strategy is to become a leading acquirer and operator of dealerships in the western United States.

     At its 28 locations, the Company offers, collectively, 23 makes of new vehicles including Dodge, Dodge Trucks, Chrysler, Plymouth, Jeep, Ford, Lincoln-Mercury, Toyota, Volkswagen, Audi, Isuzu, Chevrolet, Saturn, Nissan, Honda, Acura, BMW, Mazda, Suzuki, Hyundai, Subaru and Volvo.

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

     INVENTORIES
     Effective January 1, 1997, the Company changed its method of accounting for inventories from the last-in first-out (LIFO) method to the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Management believes the FIFO method is preferable because the FIFO method of valuing inventories more accurately presents the Company's financial position as it reflects more recent costs at the balance sheet date, more accurately matches revenues with costs reported during the period presented and provides comparability to industry information. The financial statements of prior periods have been restated to apply the new method of accounting for inventories retroactively. The effect of this restatement was to increase retained earnings as of January 1, 1996 by $4,896 and to decrease net income by $426, or $0.09 per diluted share for the year ended December 31, 1996.

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

     Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on a straight-line basis over the term of the lease.

     INVESTMENT IN AFFILIATE
     The Company has a 20% interest in Lithia Properties, LLC, of which the other members are Sidney DeBoer (35%), M. L. Dick Heimann (30%) and three of Mr. DeBoer's children (5% each). The investment is accounted for using the equity method, with a carrying value of $476 and $468 at December 31, 1998 and 1997, respectively.

     INCOME TAXES
     Prior to the Company's initial public offering of its Common Stock in December 1996 (see note 11), the Company was an S Corporation for federal and state income tax reporting purposes. Federal and state income taxes on the income of an S Corporation were payable by the individual stockholders rather than the corporation.

     The Company's S Corporation status terminated immediately prior to the effectiveness of the Company's initial public offering. At that time, the Company established a net deferred tax asset and recorded an accompanying credit to income tax expense. The accompanying statement of operations for the year ended December 31, 1996 reflects a provision for income taxes on an unaudited pro forma basis, using the asset and liability method, as if the Company had been a C Corporation, fully subject to federal and state income taxes for that period.

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


Year Ended December 31,           1998                              1997                             1996
------------------------------   -----------------------------     ----------------------------     ------------------------------
                                                   Per Share                         Per Share                          Per Share
BASIC EPS                         Income    Shares   Amount        Income   Shares     Amount        Income    Shares     Amount
                                 -----------------------------     ----------------------------     ------------------------------
Income  available  to  Common
Shareholders                      $ 10,789   9,147    $ 1.18        $ 5,959  6,988       $0.85          $4,355   4,657      $0.94
                                                      -------                           ---------                          -------
                                                      -------                           ---------                          -------
EFFECT OF DILUTIVE SECURITIES
  Stock Options                       -        323                      -      315                         -       316
                                  ----------------                 ------------------                 -------------------
DILUTED EPS
Income available to Common
Shareholders                      $ 10,789   9,470    $ 1.14        $ 5,959  7,303       $0.82          $4,355   4,973      $0.88
                                                      -------                           ---------                          -------
                                                      -------                           ---------                          -------

     108, zero and zero shares issuable pursuant to stock options have not been included in the above calculations for 1998, 1997 and 1996, respectively, since they would have been antidilutive.

     FINANCIAL INSTRUMENTS
     The carrying amount of cash equivalents, trade receivables, trade payables, accrued liabilities and short term borrowings approximate fair value because of the short-term nature of these instruments. The fair values of long-term debt and notes receivable for leased vehicles accounted for as sales-type leases were estimated by discounting the future cash flows using market interest rates and do not differ significantly from that reflected in the financial statements.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     ADVERTISING
     The Company expenses production and other costs of advertising as incurred. Advertising expense was $5,749, $2,678 and $1,297 for the years ended December 31, 1998, 1997 and 1996, respectively.

     GOODWILL
     Goodwill, which represents the excess purchase price over fair value of net assets acquired, is amortized on the straight-line basis over the expected period to be benefited of forty years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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

     REVENUE RECOGNITION
     Revenue from the sale of vehicles is recognized upon delivery, when the sales contract is signed and down payment has been received. Fleet sales of vehicles whereby the Company does not take title are shown on a net basis in other revenue.

     Finance fees represent revenue earned by the Company for notes placed with financial institutions in connection with customer vehicle financing net of estimated chargebacks. Finance fees are recognized in income upon acceptance of the credit by the financial institution. Insurance income represents commissions earned on credit life, accident and disability insurance sold in connection with the vehicle on behalf of third party insurance companies. Commissions from third party service contracts are recognized upon sale. Insurance commissions are recognized in income upon customer acceptance of the insurance terms as evidenced by contract execution. Finance fees and insurance commissions, net of charge-backs, are classified as other operating revenue in the accompanying consolidated statements of operations.

     MAJOR SUPPLIER AND DEALER AGREEMENTS
     The Company purchases substantially all of its new vehicles and inventory from various manufacturers at the prevailing prices charged by the auto maker to all franchised dealers. The Company's overall sales could be impacted by the auto maker's inability or unwillingness to supply the dealership with an adequate supply of popular models.

     The Company enters into agreements (Dealer Agreements) with the manufacturers. The Dealer Agreements generally limit the location of the dealership and retain auto maker approval rights over changes in dealership management and ownership. The auto makers are also entitled to terminate the Dealer Agreements if the dealership is in material breach of the terms.

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

     SEGMENT REPORTING
     The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION for the year ended December 31, 1998. Based upon definitions contained within SFAS 131, the Company has determined that it operates in one segment.

     RECLASSIFICATIONS
     Certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

(2)  INVENTORIES AND RELATED NOTES PAYABLE

     Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Certain inventories of dealerships acquired in 1998 amounting to $13,529 at December 31, 1998 are valued using the last-in first-out (LIFO) method of accounting and have an insignificant LIFO reserve at December 31, 1998.

     The new and used vehicle inventory, collateralizing related notes payable, and other inventory were as follows:

                                                               DECEMBER 31,
                                      ----------------------------------------------------------
                                                 1998                           1997
                                      ---------------------------    ---------------------------
                                       INVENTORY        NOTES         INVENTORY        NOTES
                                         COST          PAYABLE          COST          PAYABLE
                                      ---------      -----------      ---------      ----------
New and program vehicles              $ 112,990       $ 124,167       $ 63,457        $ 67,098
Used vehicles                            34,599           5,000         21,524          15,500
Parts and accessories                     9,866               -          4,864               -
                                      ---------      -----------      ---------      ----------
  Total inventories                   $ 157,455       $ 129,167       $ 89,845        $ 82,598
                                      ---------      -----------      ---------      ----------
                                      ---------      -----------      ---------      ----------

     The inventory balance is generally reduced by manufacturer's purchase discounts. Such reduction is not reflected in the related floor plan liability.

     All new vehicles are pledged to collateralize floor plan notes payable to financial institutions. The floor plan notes payable bear interest, payable monthly on the outstanding balance, at a rate of interest determined by the lender, subject to incentives. The floor plan notes are due when the related vehicle is sold. As such, these floor plan notes payable are shown as a current liability in the accompanying consolidated balance sheets.

     Used vehicles are pledged to collateralize a $60 million line of credit.


(3)  PROPERTY, PLANT AND EQUIPMENT

     DECEMBER 31,                        1998         1997
     -----------------------------  ----------- ------------
     Buildings and improvements      $  17,107    $  7,449
     Service equipment                   5,566       3,992
     Furniture, signs and fixtures       5,077       4,340
                                    ----------- ------------
                                        27,750      15,781
     Less accumulated depreciation      (3,907)     (2,822)
                                    ----------- ------------
                                        23,843      12,959
     Land                                8,648       2,924
     Construction in progress              442         382
                                    ----------- ------------
                                     $  32,933    $ 16,265
                                    ----------- ------------
                                    ----------- ------------

(4)  VEHICLES LEASED TO OTHERS AND RELATED LEASE RECEIVABLES


     DECEMBER 31,                      1998         1997
     -----------------------------  ----------   ---------
     Vehicles leased to others       $ 7,267      $ 6,531
     Less accumulated depreciation      (759)      (1,205)
                                    ----------- ------------
                                       6,508        5,326
     Less current portion               (861)        (738)
                                    ----------- ------------
                                     $ 5,647      $ 4,588
                                    ----------- ------------
                                    ----------- ------------

     Vehicles leased to others are stated at cost and depreciated over their estimated useful lives (5 years) on a straight-line basis. Lease receivables result from customer, employee and fleet leases of vehicles under agreements which qualify as operating leases. Leases are cancelable at the option of the lessee after providing 30 days written notice.




(5)  NOTES RECEIVABLE UNDER SALES-TYPE LEASES

     At one of its locations, the Company leases vehicles to customers under sales-type leases. The following lists the components of the net investment in sales-type leases, classified as notes receivable in the consolidated balance sheets.


DECEMBER 31,                                     1998         1997
--------------------------------------------  ----------   ---------
Total minimum lease payments to be received    $11,796       $    -
Allowance for uncollectible notes and
repossession losses                               (599)           -
                                              ----------   ---------
                                                11,197            -
Unearned interest income                        (1,960)           -
                                              ----------   ---------
                                               $ 9,237       $    -
                                              ----------   ---------
                                              ----------   ---------

(6)  LINES OF CREDIT AND LONG-TERM DEBT
     Ford Credit, Toyota Motor Credit Corporation, Chrysler Financial Corporation and General Motors Acceptance Corporation have agreed to floor all of Lithia's new vehicles for their respective brands with Ford serving as the primary lender for all other brands. There are no formal limits to these commitments for new vehicle wholesale financing.

     Ford Credit has also extended a $60 million revolving line of credit for used vehicles and a $75 million acquisition line of credit to purchase dealerships of any brand. These commitments have an expiration date of November 23, 2000 with interest due monthly. Lithia has the right to elect to extend the term on these lines of credit for an additional two years at November 23, 1999. Lithia also has the option to convert the acquisition line into a five-year term loan on November 23, 1999 or November 23, 2000. In addition, U.S. Bank N.A. has extended a $10 million revolving line of credit for leased vehicles.

     The lines with Ford Credit are cross-collateralized and are secured by inventory, accounts receivable, intangible assets and equipment. The other new vehicle lines are secured by new vehicle inventory of the relevant dealerships.

     The Ford Credit lines of credit contain financial covenants requiring Lithia to maintain compliance with, among other things, specified ratios of
(i) total debt to tangible base capital; (ii) total adjusted debt to tangible base capital; (iii) current ratio; (iv) fixed charge coverage; and (v) net cash. The Ford Credit lines of credit agreements also preclude the payment of cash dividends without the prior consent of Ford Credit.

     Interest rates on all of the above facilities ranged from 6.5% to 8.0% at December 31, 1998. Amounts outstanding on the lines at December 31, 1998 were as follows (in thousands):

     Acquisition Line                 $           -
     Used Vehicle Line                        5,000
     New and Program Vehicle Lines          124,167
     Leased Vehicle Line                      4,000
                                     --------------
                                      $     133,167
                                     --------------
                                     --------------

     Long-term debt consists of the following:

     DECEMBER 31,                                 1998           1997
     ------------------------------------    -----------   -----------
     Lease vehicle line of credit             $    4,000    $   5,211
     Acquisition line of credit                        -        5,000
     Used vehicle flooring line of credit          5,000            -
     General corporate line of credit                  -        4,827
     Mortgages payable in monthly
      installments of $83, including
      interest between 8.18% and 9.375%,
      maturing fully September 2010; secured
      by land and buildings                        9,499        4,102
     Notes payable in monthly installments
      of $144 plus interest calculated daily
      at LIBOR plus 2.20%, maturing fully
      November 2003; secured by equipment          8,328            -
     Notes payable in monthly installments
      of $225 plus interest between 7.21%
      and 8.50%, maturing at various dates
      through 2004; secured by vehicles
      leased to others                             7,584            -
     Notes payable related to acquisitions,
      with interest rates between 7.00% and
      9.00%, maturing at various dates
      between November 1999 and November
      2008                                        12,679        7,782
     Note payable in monthly installments
      of $3, including interest at 10.25%,
      maturing fully August 2000                      20            8
                                             ------------  -----------
                                                  47,110       26,930
     Less current maturities                      (8,116)      (2,688)
                                             ------------  -----------
                                              $   38,994   $   24,242
                                             ------------  -----------
                                             ------------  -----------

     The schedule of future principal payments on long-term debt after December 31, 1998 is as follows:

                      YEAR ENDING DECEMBER 31,
                      -------------------------

                      1999                      $   8,116
                      2000                         15,407
                      2001                          5,469
                      2002                          4,694
                      2003                          2,774
                      Thereafter                   10,650
                                                ---------
                      Total principal payments  $  47,110
                                                ---------
                                                ---------


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

(8)  INCOME TAXES
     At the date of the Company's restructuring (see note 11), the Company terminated its S Corporation election and is now taxed as a C Corporation in accordance with SFAS 109, ACCOUNTING FOR INCOME TAXES. Income taxes for 1998 and 1997 and pro forma income taxes on the Company's earnings for 1996 (unaudited) are as follows:

                                                    (unaudited
                                                     pro forma)
     DECEMBER 31,              1998        1997         1996
    --------------------    ---------   ---------   ----------
     Current:
        Federal             $   5,387   $   2,967    $   1,860
        State                   1,041         444          387
                            ---------   ---------   ----------
                                6,428       3,411        2,247
                            ---------   ---------   ----------
     Deferred:
        Federal                   436         114        (517)
        State                     129          13        (107)
                            ---------   ---------   ----------
                                  565         127        (624)
                            ---------   ---------   ----------
               Total        $   6,993   $   3,538    $   1,623
                            ---------   ---------   ----------
                            ---------   ---------   ----------

     Individually significant components of the deferred tax assets and liabilities are presented below:

     DECEMBER 31,                             1998           1997
    -----------------------------------   ------------   ------------
     Deferred tax assets:
        Allowance and accruals            $    1,425     $      470
        Deferred revenue                       1,282          1,126
                                          ------------   ------------
            Total deferred tax assets          2,707          1,596
                                          ------------   ------------
     Deferred tax liabilities:
        LIFO recapture and acquired LIFO
           inventories                        (4,398)        (1,841)
        Property and equipment,
           principally due to
           differences in depreciation        (2,744)        (1,008)
                                          ------------   ------------
              Total deferred tax
                 liabilities                  (7,142)        (2,849)
                                          ------------   ------------
                 Total                    $   (4,435)    $   (1,253)
                                          ------------   ------------
                                          ------------   ------------

     The reconciliation between the statutory federal income tax expense at 35% in 1998 and 34% in 1997 and 1996 and the Company's income tax expense for 1998, 1997 and 1996 is shown in the following tabulation. The following tabulation also reconciles the expected corporate federal income tax expense for 1996 (computed by multiplying the Company's income before minority interest by 34%) with the Company's unaudited pro forma income tax expense:

     FOR THE YEAR ENDED DECEMBER 31,           1998     1997     1996
    --------------------------------------   -------  -------  -------
     Statutory federal taxes                 $ 6,224  $ 3,229  $ 1,438
     State taxes, net of federal income          751      278      184
     tax benefit
     Other                                        18       31        1
                                             -------  -------  -------
     Income tax expense                      $ 6,993  $ 3,538  $ 1,623
                                             -------  -------  -------
                                             -------  -------  -------

(9)  COMMITMENTS AND CONTINGENCIES
     RECOURSE PAPER

     The Company is contingently liable to banks for recourse paper from the financing of vehicle sales. The contingent liability at December 31, 1998, 1997 and 1996 was approximately $3,824, $64 and $88, respectively.

     The Company's potential loss is limited to the difference between the present value of the installment contract at the date of the repossession and
the amount for which the vehicle is resold.   Based upon historical loss
percentages, an estimated loss reserve of $255, $0 and $0 is reflected in the Company's consolidated balance sheets as of December 31, 1998, 1997 and 1996.

     OPERATING LEASES
    Substantially all of the Company's operations are conducted in leased facilities under noncancelable operating leases. These leases expire at various dates through 2012. Beginning in 1998, certain lease commitments are subject to escalation clauses of an amount equal to the cost of living based on the "Consumer Price Index - U.S. Cities Average - All stems for all Urban Consumers" published by the U.S. Department of Labor. The Company also leases certain equipment under capital leases.

     The minimum lease payments under the operating and capital leases after December 31, 1998 are as follows:

     YEAR ENDING DECEMBER 31,                       OPERATING       CAPITAL
    -------------------------------------------   -------------  -------------
     1999                                         $    6,315     $      309
     2000                                              5,878            312
     2001                                              5,832            312
     2002                                              5,367            312
     2003                                              4,942            312
     Thereafter                                       36,573          5,200
                                                  -------------  -------------
     Total minimum lease payments                 $   64,907          6,757
                                                  -------------
                                                  -------------
     Less amounts representing interest                              (4,304)
                                                                 -------------
     Present value of future minimum lease                       $    2,453
     payments                                                    -------------
                                                                 -------------

     Rental expense for all operating leases was $5,659, $2,764 and $2,353 for the years ended December 31, 1998, 1997 and 1996, respectively.

     LITIGATION
     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(10) PROFIT SHARING PLAN
     The Company has a defined contribution plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of the Board of Directors of Lithia Motors, Inc. Contributions of $285, $138 and $100 were recognized for the years ended December 31, 1998, 1997 and 1996, respectively. Employees may contribute to the plan under certain circumstances.

(11) RESTRUCTURING AND OFFERINGS
     On December 18, 1996, the Company offered 2,500 shares of its Class A common stock to the public (the "Offering"). Prior to the Offering, the Company consummated a restructuring (the Restructuring) which resulted in each of the Company's dealerships and operating divisions becoming direct or indirect wholly-owned subsidiaries of the Company with Lithia Holding Company, LLC owning all the outstanding Class B common stock of the Company. All shareholders prior to the Restructuring exchanged their interests in the Company and its affiliated entities for shares of Lithia Holding Company, LLC with the exception of (i) one shareholder who exchanged his interest in one entity for cancellation of a note due to Lithia TLM, LLC and cash and (ii) Lithia TKV, Inc. whose stock was purchased by the Company from the Company's principals subsequent to the Offering.

     In May 1998, the Company closed an offering of 3.15 million newly issued shares of its Class A Common Stock for net proceeds of $42.5 million. The proceeds have been used to pay down the Company's lines of credit until needed for future acquisitions.

(12) STOCK INCENTIVE PLANS
     In April 1996, the Board of Directors (the Board) and the Company's shareholders adopted the Company's 1996 Stock Incentive Plan, as amended, for the granting of up to 1,085 incentive and nonqualified stock options to officers, key employees and consultants of the Company and its subsidiaries, and in 1997, the Board adopted a Non-Discretionary Stock Option Plan for Non-Employee Directors and reserved 15 shares under that plan (collectively, the "Plan"). Subject to shareholder approval at the Company's 1999 Annual Meeting of Shareholders to be held in May 1999, the total number of options that may be issued under the 1996 Stock Incentive Plan will be increased by 915, to a total of 2,000. The Plan is administered by the Board or by a Compensation Committee of the Board and permits accelerated vesting of outstanding options upon the occurrence of certain changes in control of the Company. Options become exercisable over a period of up to ten years from the date of grant as determined by the Board, at prices generally not less than the fair market value at the date of grant. At December 31, 1998, 1,043 shares of Class A common stock were reserved for issuance under the Plan and 495 shares were available for future grant.

     Activity under the Plan is as follows:

                                Shares           Shares           Weighted
                               Available       Subject to         Average
                               for Grant         Options       Exercise Price
                              ----------       -----------     --------------
Balances, December 31, 1995          -                 -         $        -
Shares reserved                    685
Options granted                   (439)              439               3.11
Options canceled                     -                 -                  -
Options exercised                    -                 -                  -
                              ----------       -----------     --------------
Balances, December 31, 1996        246               439               3.11
Options granted                    (45)               45               6.05
Options canceled                     -                 -                  -
Options exercised                    -               (51)              3.20
                              ----------       -----------     --------------
Balances, December 31, 1997        201               433               3.41
Additional shares reserved         415                 -                  -
Options granted                   (155)              155              14.65
Options canceled                    34               (34)             16.22
Options exercised                    -                (6)              3.02
                              ----------       -----------     --------------
Balances, December 31, 1998        495               548            $  5.80
                              ----------       -----------     --------------
                              ----------       -----------     --------------

     The Company issued non-qualified options during 1998 and 1997 to certain members of management at an exercise price of $1.00 per share. Compensation expense, which is equal to the difference between the market price and the exercise price, is recognized ratably in accordance with the 4-year vesting schedule.

     In 1998, the Board of Directors of the Company and the shareholders approved the implementation of an Employee Stock Purchase Plan (the "Purchase Plan"), and reserved a total of 250 shares of Class A Common Stock for issuance under the Purchase Plan. The Purchase Plan is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board. Eligible employees are entitled to contribute up to 10 percent of their base pay for the purchase of stock. The purchase price for shares purchased under the Purchase Plan is 85 percent of the lesser of the fair market value at the beginning or end of the purchase period. A total of 9 shares of the Company's Class A common stock were issued under the Purchase Plan during 1998.

     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ACCOUNTING FOR STOCK-BASED COMPENSATION (SFAS 123), which defines a fair value based method of accounting for employee stock options and similar equity instruments. As permitted under SFAS 123, the Company has elected to continue to account for its stock-based compensation plans under Accounting Principal Board Opinion No. 25 ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES (APB 25), and related interpretations. Accordingly, no compensation expense has been recognized for the Plan or the Purchase Plan (collectively the "Plans").

     The Company has computed, for pro forma disclosure purposes, the value of options granted under the Plans, using the Black-Scholes option pricing model as prescribed by SFAS 123, using the weighted average assumptions for grants as follows:

   FOR THE YEAR ENDED DECEMBER 31,         1998         1997          1996
   --------------------------------    -----------   -----------  -----------
   Risk-free interest rate                 5.50%        6.25%        6.50%
   Expected dividend yield                 0.00%        0.00%        0.00%
   Expected lives                      6.7 years    6.8 years    6.5 years
   Expected volatility                    53.41%       45.50%       60.00%

     Using the Black-Scholes methodology, the total value of options granted during 1998, 1997 and 1996 was $1,119, $320 and $709, respectively, which would be amortized on a pro forma basis over the vesting period of the options, typically four to five years. The weighted average fair value of options granted during 1998, 1997 and 1996 was $8.61, $7.20 per share and $1.62 per share, respectively. If the Company had accounted for its stock-based compensation plan in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

FOR THE YEAR ENDED DECEMBER 31,         1998                1997                1996
-------------------------------   -----------------   -----------------   -----------------
                                     AS       PRO        AS       PRO        AS       PRO
                                  REPORTED   FORMA    REPORTED   FORMA    REPORTED   FORMA
                                  --------  -------   --------  -------   --------  -------
Net income                        $10,789   $10,227   $ 5,959   $ 5,723   $ 4,355   $ 3,612
Basic net income per share          $1.18     $1.12     $0.85     $0.82     $0.94     $0.78
Diluted net income per share        $1.14     $1.09     $0.82     $0.79     $0.88     $0.73

     The following table summarizes stock options outstanding at December 31, 1998:

                 OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
------------------------------------------------------   -----------------------
                                WEIGHTED
                                 AVERAGE      WEIGHTED     NUMBER OF    WEIGHTED
  RANGE OF          NUMBER      REMAINING      AVERAGE       SHARES      AVERAGE
  EXERCISE       OUTSTANDING   CONTRACTUAL    EXERCISE    EXERCISABLE   EXERCISE
   PRICES        AT 12/31/98   LIFE (YEARS)     PRICE     AT 12/31/98     PRICE
--------------   -----------   -----------    --------    -----------   ---------
$         1.00        28           7.7         $ 1.00           10       $ 1.00
  3.02 -  3.32       382           4.4           3.11          219         3.17
 10.75 - 11.00        27           6.9          10.80            7        10.80
 14.31 - 14.75        87           7.1          14.73            3        14.31
         16.23        24           4.0          16.23            -            -
--------------   -----------   -----------    --------    -----------   ---------
 $1.00 - 16.23       548           5.1         $ 5.80          239       $ 3.44
--------------   -----------   -----------    --------    -----------   ---------
--------------   -----------   -----------    --------    -----------   ---------

     At December 31, 1997 and 1996, respectively, 151 and 167 shares were exercisable at weighted average exercise prices of $3.28 and $3.27, respectively.

(13) RELATED PARTY TRANSACTIONS
     Certain of the real property on which the Company's business is located is owned by Lithia Properties, LLC. The Company leases such facilities under various lease agreements from Lithia Properties, LLC (Note 9). Selling, general and administrative expense includes rental expense of $1,464, $1,442 and $2,132 for the years ended December 31, 1998, 1997 and 1996, respectively relating to these properties.

     The Company provides management services to Lithia Properties, LLC. Other income includes management fees of $12, $12 and $477 for the years ended December 31, 1998, 1997 and 1996, respectively.

     The Company has guaranteed certain indebtedness of Lithia Properties, LLC incurred in connection with purchases of real property which secures the loan. This indebtedness amounts to approximately $9,201 at December 31, 1998.

     Lithia Properties constructed a new body and paint shop for use by the Company, which was completed in April 1997. The Company purchased the facility and improvements together with a 5.3 acre parcel held for future development in Medford, Oregon, in 1997. The total purchase price for these properties was $2.7 million. Lithia Properties retained and after purchase of the facility, the Company continued to retain, Mark DeBoer Construction, Inc. as the general contractor for the project. Mark DeBoer, the owner of Mark DeBoer Construction, Inc., is the son of Sidney B. DeBoer and is one of the members of Lithia Properties. The general contractor fee was $128, an arrangement the Company believes is fair in comparison with fees negotiated with independent third parties.

     During 1998, Lithia Properties paid Mark DeBoer Construction, Inc. $821 for remodeling certain of the Company's facilities. The Company believes the amount paid is fair in comparison with fees negotiated with independent third parties.

(14) ACQUISITIONS
     The following table sets forth the total purchase price, cash paid, debt incurred and the net investment for acquisitions made by the Company during 1996, 1997 and 1998:

                                                   TOTAL      CASH      DEBT          NET
NAME                                  DATE          PAID      PAID    INCURRED   INVESTMENT (1)
-------------------------------   -------------   -------   -------   --------   --------------
Roberts Dodge(2)                  December 1996   $ 5,751   $ 1,913   $ 3,838        $ 3,507
Melody Vacaville Toyota           December 1996     5,740     2,946     2,794          3,854
                                                  -------   -------   -------        -------
     1996 TOTAL                                   $11,491   $ 4,859   $ 6,632        $ 7,361
                                                  -------   -------   -------        -------
                                                  -------   -------   -------        -------
Magnussen Dodge Isuzu                April 1997   $10,905   $ 2,822   $ 8,083        $ 3,760
Magnussen-Barbee Ford, L/M            July 1997     7,916     3,093     4,823          3,720
Sun Valley Ford, Volkswagen         August 1997    17,962     5,356    12,606          7,573
Dick Donnelly Lincoln/Mercury,     October 1997    12,916     6,139     6,777          6,676
  Isuzu, Suzuki, Audi
Bakersfield Nissan-BMW             October 1997     9,240     4,274     4,966          5,814
Century Ford Mazda                December 1997    12,915     4,023     8,892          5,314
                                                  -------   -------   -------        -------
     1997 TOTAL                                   $71,854   $25,707   $46,147        $32,857
                                                  -------   -------   -------        -------
                                                  -------   -------   -------        -------
Quality Nissan Jeep(2)             January 1998   $ 8,404   $ 7,097   $ 1,307        $ 4,405
Reno Volkswagen                   February 1998     1,400       411       989            293
Medford Nissan, BMW               February 1998     3,231       546     2,685          2,326
Haddad Jeep/Eagle                    March 1998     4,912     1,528     3,384          2,063
Rodway Chevrolet(2)                   June 1998    11,488     5,094     6,394          3,783
Boyland Toyota(2)                     July 1998     3,919     2,300     1,619          2,588
Camp Automotive                    October 1998    11,535     8,000     3,535         11,535
Hutchins Toyota(2)                November 1998     6,955     5,000     1,955          6,955
                                                  -------   -------   -------        -------
     1998 TOTAL                                   $51,844   $29,976   $21,868        $33,948
                                                  -------   -------   -------        -------
                                                  -------   -------   -------       -------

(1) Net investment consists of the amount of goodwill, working capital, notes issued to sellers and other initial investments.

(2) Excludes real property purchased for $2,330, $5,560, $4,050, $1,650 and $1,750, respectively.

     The unaudited pro forma results of operations including Camp Automotive, Inc., Roberts Dodge, Inc., Melody Vacaville, Inc., Sun Valley Ford, Inc. and Dick Donnelly Automotive Enterprises, Inc., are as follows. The results of operations for the remaining acquisitions are not included in the unaudited pro forma information as they are not materially different from actual results of the Company.

    YEAR ENDED DECEMBER 31,            1998          1997            1996
   ----------------------------   ------------   ------------    ------------
    Total revenues                $    790,151      508,720      $  440,058
    Net income                          12,118        8,682           3,429
    Basic earnings per share              1.32         1.24            0.74
    Diluted earnings per share            1.28         1.19            0.69

     The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the entire periods presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

(15) SUBSEQUENT EVENT (UNAUDITED)
     In March 1999, the Company announced that it entered into definitive agreements with the Moreland Automotive Group to acquire a seven-dealership platform in four Colorado and Nevada markets. Lithia's net investment will be approximately $50 million, paid for with a combination of cash, Class A Common Stock and a new series of redeemable Preferred Stock. Upon completion of this acquisition, which is expected in the second quarter of 1999, the Company will have annualized revenues of over $1.2 billion.