Form 10-Q
period 1999-03-31
LITHIA MOTORS INC
filed 1999-05-12
CIK 1023128

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                             -----------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the transition period from _______to________

                        Commission file number: 000-21789

                             -----------------------

                               LITHIA MOTORS, INC.
             (Exact name of registrant as specified in its charter)

                             -----------------------

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
Yes  X      No
    ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common stock without par value                    6,158,171
Class B Common stock without par value                    4,110,000
                (Class)                         (Outstanding at May 10, 1999)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               LITHIA MOTORS, INC.
                                    FORM 10-Q
                                      INDEX

PART I - FINANCIAL INFORMATION                                                                          PAGE
------------------------------                                                                          ----
Item 1.  Financial Statements

         Consolidated Balance Sheets (Unaudited) - March 31, 1999 and
         December 31, 1998                                                                               2

         Consolidated  Statements of Operations (Unaudited) - Three Months
         Ended March 31, 1999 and 1998                                                                   3

         Consolidated Statements of Cash Flows (Unaudited) - Three Months
         Ended March 31, 1999 and 1998                                                                   4

         Notes to Consolidated Financial Statements (Unaudited)                                          5

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                                           6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                      12


PART II - OTHER INFORMATION
---------------------------

Item 6.   Exhibits and Reports on Form 8-K                                                                13

Signatures                                                                                                14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      LITHIA MOTORS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 March 31,        December 31,
                                                                   1999               1998
                                                                 ---------        ------------
ASSETS
Current Assets:
    Cash and cash equivalents                                    $ 24,789          $ 20,879
    Trade receivables                                              16,745            17,287
    Notes receivable, current portion, net of allowance
      for doubtful accounts of $677 and $714                        2,923             3,074
    Inventories, net                                              153,320           157,455
    Vehicles leased to others, current portion                        865               861
    Prepaid expenses and other                                        931             1,933
    Deferred income taxes                                           1,760             2,707
                                                                 --------          --------
        Total Current Assets                                      201,333           204,196

Property and Equipment, net of accumulated
  depreciation of $4,244 and $3,907                                33,200            32,933
Vehicles Leased to Others, less current portion                     5,494             5,647
Notes Receivable, less current portion                              6,630             7,173
Goodwill, net of accumulated amortization of
  $1,473 and $1,180                                                43,390            42,951
Other Non-Current Assets, net of accumulated
  amortization of $123 and $103                                     1,433             1,498
                                                                 --------          --------
        Total Assets                                             $291,480          $294,398
                                                                 --------          --------
                                                                 --------          --------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Notes payable                                                $  1,612          $    515
    Floorplan notes payable                                       122,708           124,167
    Current maturities of long-term debt                           10,645             7,601
    Current portion of capital leases                                  25                27
    Trade payables                                                  6,465             6,313
    Accrued liabilities                                            13,401            12,020
                                                                 --------          --------
        Total Current Liabilities                                 154,856           150,643

Long-Term Debt, less current maturities                            28,600            38,994
Long-Term Capital Lease Obligation, less current
  portion                                                           2,420             2,426
Deferred Revenue                                                    1,924             2,076
Other Long-Term Liabilities                                         1,923             1,606
Deferred Income Taxes                                               6,928             7,142
                                                                 --------          --------
        Total Liabilities                                         196,651           202,887
                                                                 --------          --------
                                                                 --------          --------

Shareholders' Equity
    Preferred stock - no par value; authorized 15,000
      shares; issued and outstanding; none                              -                 -
    Class A common stock - no par value;
      authorized 100,000 shares; issued and
      outstanding 6,150 and 6,105                                  71,093            70,871
    Class B common stock - no par value;
      authorized 25,000 shares; issued and
      outstanding 4,110 and 4,110                                     511               511
    Additional paid-in capital                                        170               150
    Retained earnings                                              23,055            19,979
                                                                 --------          --------
       Total Shareholders' Equity                                  94,829            91,511
                                                                 --------          --------
       Total Liabilities and Shareholders' Equity                $291,480          $294,398
                                                                 --------          --------
                                                                 --------          --------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      LITHIA MOTORS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                              THREE MONTHS ENDED MARCH 31,
                                             -----------------------------
                                                1999                1998
                                             ---------           ---------
Revenues:
   New vehicle sales                         $ 116,853           $  74,908
   Used vehicle sales                           71,809              49,801
   Service, body and parts                      23,430              14,592
   Other revenues                               12,053               6,897
                                             ---------           ---------
      Total revenues                           224,145             146,198
Cost of sales                                  188,945             123,252
                                             ---------           ---------
Gross profit                                    35,200              22,946
Selling, general and administrative             26,648              17,916
Depreciation and amortization                    1,075                 720
                                             ---------           ---------
      Income from operations                     7,477               4,310
Other income (expense)
   Floorplan interest expense                   (2,109)             (1,636)
   Other interest expense                         (629)               (574)
   Other income, net                               266                 366
                                             ---------           ---------
                                                (2,472)             (1,844)
                                             ---------           ---------
Income before income taxes                       5,005               2,466
Income tax expense                               1,976                 947
                                             ---------           ---------
Net income                                   $   3,029           $   1,519
                                             ---------           ---------
                                             ---------           ---------

Basic net income per share                   $    0.30           $    0.22
                                             ---------           ---------
                                             ---------           ---------

Diluted net income per share                 $    0.29           $    0.21
                                             ---------           ---------
                                             ---------           ---------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                              LITHIA MOTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                  1999                1998
                                                                                --------           ---------
Cash flows from operating activities:
   Net income                                                                   $  3,029           $  1,519
   Adjustments to reconcile net income to net cash flows
      provided by (used in) operating activities:
         Depreciation and amortization                                             1,075                720
         Compensation related to stock option issuances                               20                  -
         Loss on sale of assets                                                       25                  -
         (Gain) loss on sale of vehicles leased to others                             38                (45)
         Equity in income of affiliate                                               (16)                (9)
         Changes in operating assets and liabilities, net of
            effect of acquisitions:
            Trade and installment contract receivables, net                          369             (2,994)
            Inventories                                                            4,164            (19,174)
            Prepaid expenses and other                                             1,002                162
            Other noncurrent assets                                                   71                277
            Floorplan notes payable                                               (1,459)             4,793
            Trade payables                                                           152               (519)
            Accrued liabilities                                                    1,381              1,942
            Deferred income taxes, net                                               204               (195)
            Other liabilities                                                        165               (196)
                                                                                --------           ---------
               Net cash provided by (used in) operating activities                10,220            (13,719)

Cash flows from investing activities:
   Notes receivable issued                                                          (769)               (54)
   Principal payments received on notes receivable                                 1,463                 87
   Capital expenditures                                                           (1,128)            (1,195)
   Proceeds from sale of assets                                                      357                  -
   Expenditures for vehicles leased to others                                     (1,851)            (2,046)
   Proceeds from sale of vehicles leased to others                                 1,669              2,191
   Cash paid for acquisitions                                                        (12)           (15,197)
                                                                                --------           ---------
               Net cash used in investing activities                                (271)           (16,214)

Cash flows from financing activities:
   Principal payments on long-term debt and capital leases                        (6,928)            (1,010)
   Proceeds from issuance of long-term debt                                          667             26,617
   Proceeds from issuance of common stock                                            222                 53
                                                                                --------           ---------
               Net cash provided by (used in) financing activities                (6,039)            25,660

                                                                                --------           ---------
Increase (decrease) in cash and cash equivalents                                   3,910             (4,273)

Cash and cash equivalents:
   Beginning of period                                                            20,879             18,454
                                                                                --------           ---------
   End of period                                                                $ 24,789           $ 14,181
                                                                                --------           ---------
                                                                                --------           ---------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               LITHIA MOTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


NOTE 1.  BASIS OF PRESENTATION
The financial information included herein for the three-month periods ended March 31, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from Lithia Motors, Inc.'s 1998 Annual Report to Shareholders on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Lithia Motors' 1998 Annual Report to Shareholders.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  INVENTORIES
Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Detail of inventory is as follows:

                                              MARCH 31, 1999        DECEMBER 31, 1998
                                              --------------        -----------------
New and demonstrator vehicles                     $112,878                $112,990
Used vehicles                                       30,729                  34,599
Parts and accessories                                9,713                   9,866
                                                  --------                --------
                                                  $153,320                $157,455
                                                  --------                --------
                                                  --------                --------

NOTE 3. SUPPLEMENTAL CASH FLOW INFORMATION
Supplemental disclosure of cash flow information is as follows:

                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1999              1998
                                                    ----------         ---------
Cash paid during the period for income taxes          $  923            $  650
Cash paid during the period for interest               2,899             1,614

NOTE 4.  EARNINGS PER SHARE
Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

THREE MONTHS ENDED MARCH 31,                1999                                    1998
------------------------------             ----------------------------------      --------------------------------
                                                                       Per                                   Per
                                                                      Share                                 Share
BASIC EPS                                     Income      Shares      Amount         Income     Shares      Amount
                                           ----------------------------------      --------------------------------
Income available to Common Shareholders
                                             $ 3,029      10,240      $ 0.30        $ 1,519     7,036       $ 0.22
                                                                      ------                                ------
                                                                      ------                                ------
DILUTED EPS
Effect of dilutive stock options                   -         365                          -       335
                                             -------      ------                    -------     -----
Income available to Common Shareholders      $ 3,029      10,605      $ 0.29        $ 1,519     7,371       $ 0.21
                                                                      ------                                ------
                                                                      ------                                ------

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 24 and 44 shares, respectively, issuable pursuant to stock options, for the three month periods ended March 31, 1999 and 1998, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS AND RISK FACTORS
This Form 10-Q contains forward-looking statements. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward-looking statements. These risk factors include, but are not limited to, the following:

-  The cyclical nature of automobile sales;
-  Lithia's ability to negotiate profitable, accretive acquisitions;
-  Lithia's ability to secure manufacturer approvals for acquisitions; and
-  Lithia's ability to retain existing management.

See Exhibit 99 to Lithia's 1998 Form 10-K for a more complete discussion of risk factors.

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

AVERAGE U.S. DEALERSHIP                  YEAR ENDED DECEMBER 31,
STATEMENT OF OPERATIONS DATA:          ---------------------------
                                           1998            1997
                                       -----------     -----------
Revenues:
    New vehicles                              59.0%           58.3%
    Used vehicles                             29.4            29.8
    Parts and service, other                  11.6            11.9
                                       -----------     -----------
                                             100.0%          100.0%

Gross profit                                  12.9            12.7
Total dealership expense                      11.2            11.3
Income before taxes                            1.7%            1.4%

Source: NADA INDUSTRY ANALYSIS DIVISION

The following table sets forth selected condensed financial data for the Company, expressed as a percentage of total revenues for the periods indicated below.

                                             THREE MONTHS ENDED MARCH 31,
                                            -----------------------------
                                                1999             1998
                                            -----------       -----------
STATEMENT OF OPERATIONS DATA:
Sales:
   New vehicles                                    52.1%            51.2%
   Used vehicles                                   32.0             34.1
   Service, body and parts                         10.5             10.0
   Other                                            5.4              4.7
                                            -----------       -----------
      Total sales                                 100.0            100.0
Gross profit                                       15.7             15.7
Selling, general and administrative                11.9             12.3
Depreciation and amortization                       0.5              0.5
                                            -----------       -----------
Operating income                                    3.3              2.9
Other income (expense), net                        (1.1)            (1.2)
                                            -----------       -----------
Income before taxes                                 2.2%             1.7%
                                            -----------       -----------
                                            -----------       -----------

RESULTS OF OPERATIONS

REVENUES. Revenues increased $77.9 million, or 53.3 percent, to $224.1 million for the quarter ended March 31, 1999 from $146.2 million for the comparable period of 1998. Total retail vehicles sold during the quarter ended March 31, 1999 increased 47.1% to 9,484 from 6,449 for the quarter ended March 31, 1998. The average selling price for new and retail used vehicles increased 2.0% and 2.4%, respectively, for the quarter ended
March 31, 1999 compared to the quarter ended March 31, 1998. The average selling price for wholesale used vehicles decreased 2.6% in the first quarter of 1999 compared to the first quarter of 1998. Same store sales and pre-tax profit increased 12.9% and 43.5%, respectively, in the first quarter of 1999 compared to the first quarter of 1998. Lithia's newest thirteen stores showed a 14.6% increase in same-store sales and a 110.3% increase in same store pre-tax profits.

         NEW VEHICLES. Total revenue from new vehicle sales increased 56.0% to $116.9 million (52.1% of total revenues) in the first quarter of 1999 from $74.9 million (51.2% of total revenues) in the first quarter of 1998. Lithia sold 5,231 new vehicles in the first quarter of 1999, a 52.9% increase over the 3,422 sold in the first quarter of 1998. Average selling prices for new vehicles increased 2.0% to $22,338 in the first quarter of 1999 compared to $21,890 in the first quarter of 1998. The increase in units sold is primarily a result of acquisitions and strong internal growth.

Lithia purchases substantially all of its new car inventory directly from manufacturers who allocate new vehicles to dealerships based on orders and the amount of vehicles sold by the dealership and by the dealership's market area. Lithia also exchanges vehicles with other dealers to accommodate customer demand and to balance inventory.

         RETAIL USED VEHICLES. Total revenue from retail used vehicle sales increased 43.8% to $55.1 million (24.6% of total revenues) in the first quarter of 1999 from $38.3 million (26.2% of total revenues) in the first quarter of 1998. Lithia sold 4,253 retail used vehicles in the first quarter of 1999, a 40.5% increase over the 3,027 sold in the first quarter of 1998. The average selling price for retail used vehicles increased 2.4% to $12,948 in the first quarter of 1999 from $12,649 in the first quarter of 1998. The increase in units sold is primarily a result of acquisitions and strong internal growth.

         SERVICE, BODY AND PARTS. Lithia derives additional revenue from the sale of parts and accessories, maintenance and repair services and collision repair work. Revenues from these services increased 60.6% to $23.4 million (10.5% of total revenues) in the first quarter of 1999 compared to $14.6 million (10.0% of total revenues) in the first quarter of 1998. The increase is primarily a result of internal growth and dealership acquisitions.

         OTHER REVENUES. Other revenues consist primarily of financing and insurance ("F&I") transactions. Other revenues increased 74.8% to $12.1 million (5.4% of total revenues) in the first quarter of 1999 compared to $6.9 million (4.7% of total revenues) in the first quarter of 1998. The increase is a result of both internal growth and dealership acquisitions.

GROSS PROFIT. Gross profit increased 53.4% to $35.2 million for the first quarter of 1999, compared with $22.9 million for the first quarter of 1998, primarily due to increased revenues as indicated above. The gross profit margin achieved by the Company on new vehicle sales during the first quarter of 1999 was 9.7% compared to 10.2% in the first quarter of 1998. This compares favorably with the average gross profit margin of 6.5% realized by franchised automobile dealers in the United States on sales of new vehicles in 1998. Lithia's gross profit margin on retail used vehicle sales during the first quarter of 1999 was 11.2% compared to 10.6% in the first quarter of 1998, and compared to the industry average for 1998 of 10.9%. Sales of used vehicles to other dealers and to wholesalers are frequently at, or close to, cost. Total gross profit margin remained stable at 15.7% in the first quarter of 1999 and 1998. The decreases in gross profit margin on new vehicle sales and service, body and parts were offset by increases in gross profit margin on retail used vehicle sales and finance and lease transactions.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative ("SG&A") expense increased 48.7% to $26.6 million (11.9% of total revenues) for the first quarter of 1999 compared to $17.9 million (12.3% of total revenues) for the comparable period of 1998. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in revenues and the number of total locations. The decrease in SG&A as a percent of total revenues is a result of economies of scale gained as the fixed expenses are spread over a larger revenue base and from economies of scale as Lithia consolidates multiple stores in a single market.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization expense increased 49.3% to $1.1 million in the first quarter of 1999 compared to $0.7 million in the first quarter of 1998, primarily as a result of increased property and equipment and goodwill related to acquisitions in 1998. Depreciation and amortization was 0.5% of revenues in the first quarter of 1999 and 1998.

FLOORPLAN INTEREST EXPENSE. Floorplan interest expense increased to $2.1 million (0.9% of total revenues) in the first quarter of 1999 compared to $1.6 million (1.1% of total revenues) in the first quarter of 1998, primarily as a result of increased flooring notes payable related to increased inventories as a result of the increase in stores owned and vehicles sold. Lithia has been able to reduce its floorplan interest expense as a percentage of total revenues by successfully managing inventory levels.

INCOME TAX EXPENSE. Lithia's effective tax rate for the first quarter of 1999 was 39.5% compared to 38.4% in the first quarter of 1998. The Company's effective tax rate may be effected by the purchase of new dealerships in jurisdictions with tax rates either higher or lower than the current effective rate.

NET INCOME. Net income increased 99.4% to $3.0 million (1.4% of total revenues) for the first quarter of 1999 compared to $1.5 million (1.0% of total revenues) for the comparable period of 1998, primarily as a result of increased revenues and decreased selling, general and administrative expenses and floorplan and other interest expense as a percent of total revenues.

LIQUIDITY AND CAPITAL RESOURCES
The Company's principal needs for capital resources are for acquisitions, capital expenditures and increased working capital requirements.
Historically, the Company has relied primarily upon internally generated cash flows from operations, borrowings under its credit facility and the proceeds from its public offerings to finance its operations and expansion.

At March 31, 1999 the Company had working capital of $46.5 million, which included $24.8 million of cash and cash equivalents. The $3.9 million increase in cash since December 31, 1998 is primarily a result of $10.2 million provided by operations, offset by $1.1 million used for the purchase of property and equipment and $6.3 million net payments on long-term debt. The current ratio at March 31, 1999 was 1.3:1 compared to 1.4:1 at December 31, 1998.

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

The Ford Credit lines of credit contain financial covenants requiring Lithia to maintain compliance with, among other things, specified ratios of (i) total debt to tangible base capital; (ii) total adjusted debt to tangible base capital; (iii) current ratio; (iv) fixed charge coverage; and (v) net cash. The Ford Credit lines of credit agreements also preclude the payment of cash dividends without the prior consent of Ford Credit. Lithia was in compliance with all such covenants at March 31, 1999.

Interest rates on all of the above facilities ranged from 6.63% to 7.94% at March 31, 1999. Amounts outstanding on the lines at March 31, 1999 were as follows (in thousands):

     Acquisition Line                                $      -
     Used Vehicle Line                                      -
     New and Program Vehicle Lines                    122,708
     Leased Vehicle Line                                4,000
                                                     --------
                                                     $126,708
                                                     --------
                                                     --------

Since December 1996 when Lithia completed its initial public offering, it has acquired 23 dealerships. The aggregate net investment was approximately $74.2 million (excluding borrowings on its credit lines to finance acquired vehicle inventories and equipment and the purchase of any real estate).

SEASONALITY AND QUARTERLY FLUCTUATIONS
Historically, Lithia's sales have been lower in the first and fourth quarters of each year largely due to consumer purchasing patterns during the holiday season, inclement weather and the reduced number of business days during the holiday season. As a result, financial performance may be lower during the first and fourth quarters than during the other quarters of each fiscal year. Management believes that interest rates, levels of consumer debt, consumer buying patterns and confidence, as well as general economic conditions, also contribute to fluctuations in sales and operating results. The timing of acquisitions may cause substantial fluctuations in operating results from quarter to quarter.

YEAR 2000

GENERAL. Lithia has identified three major areas of concern:

        1. The functionality of its internal systems and the Company's ability to run its daily business after January 1, 2000;
        2.  The visual representation of "2000;" and
        3.  Third party systems.

Lithia expects to be Year 2000 compliant by July 1, 1999. Lithia is utilizing the National Auto Dealers Association dealer guide to assist in resolving its Year 2000 issues and problems.

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

COST. Lithia expects to incur costs totaling approximately $1,054,000 to ensure Year 2000 compliance, approximately $845,000 of which has already been incurred since the end of 1997. A majority of the $1,054,000 represents replacement of non-compliant systems, and therefore will be capitalized and amortized over a three to five year period. This estimate could change depending on variances not anticipated in the initial bids.

RISK. The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect Lithia's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, Lithia is unable to determine, at this time, whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. Lithia's efforts to help ensure Year 2000 preparedness have, and will continue to, significantly reduce its level of uncertainty about the Year 2000 problem. We believe that, with completion of the above mentioned plans, the possibility of significant interruptions of normal operations should be reduced.

Lithia has developed contingency plans in regard to its internal systems and supplier issues and will distribute these plans to all relevant departments of Lithia by October 1999. The contingency plans consist primarily of manual processes and procedures to be followed in the event of system failures.

RECENT ACCOUNTING PRONOUNCEMENT

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lithia's only financial instruments with market risk exposure are variable rate floor plan notes payable and other credit line borrowings. At March 31, 1999 Lithia had $126.7 million outstanding under such facilities at interest rates ranging from 6.63% to 7.94%. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

                          PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
The exhibits filed as a part of this report are listed below.

         EXHIBIT NO.
         -----------
         10.1     Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and Moreland Auto Limited
                  Partnership, RLLLP and G. Michael Downey and Moreland Auto
                  Corp.
         10.2     Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and L.A.H. Automotive Limited
                  Partnership, RLLLP and L.A.H. Automotive Enterprises, Inc.
         10.3     Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and William D. Limited
                  Partnership, RLLLP and James Jannicelli and William D.Corp.
         10.4     Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and Cherry Creek Dodge Limited
                  Partnership, RLLLP and Cherry Creek Dodge, Incorporated
         10.5     Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and Colorado Springs Jeep
                  Eagle Limited Partnership, RLLP and Alex Jannicelli and
                  Colorado Springs Jeep/Eagle, Inc.
         10.6     Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and Foothills Automotive Plaza
                  Limited Partnership, RLLLP and Jerry Cash and Foothills
                  Automotive Plaza, Inc.
         10.7     Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and Reno Auto Sales Limited
                  Partnership, RLLLP and Reno Auto Sales, Inc.
         27       Financial Data Schedule

(b) Reports on Form 8-K
         Reports on Form 8-K were filed as follows:
         - Under Item 5, Other Events, filed on January 11, 1999, regarding Lithia's listing on the New York Stock Exchange
         - Under Item 5, Other Events, filed on March 15, 1999, regarding a pending acquisition

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   May 10, 1999                LITHIA MOTORS, INC.


                                    By /s/ SIDNEY B. DEBOER
                                      ---------------------
                                    Sidney B. DeBoer
                                    Chairman of the Board,
                                    Chief Executive Officer and Secretary
                                    (Principal Executive Officer)


                                    By /s/ BRIAN R. NEILL
                                      -------------------
                                    Brian R. Neill
                                    Senior Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                       14