Form 10-Q
period 1999-06-30
LITHIA MOTORS INC
filed 1999-08-13
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission file number: 000-21789

LITHIA MOTORS, INC.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0572810 (I.R.S. Employer Identification No.)

360 E. Jackson Street, Medford, Oregon (Address of principal executive offices)	97501 (Zip Code)

Registrant's telephone number, including area code: 541-776-6899

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common stock without par value	7,446,054
Class B Common stock without par value	4,110,000
(Class)	(Outstanding at August 10, 1999)

LITHIA MOTORS, INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 1999	December 31, 1998
Assets
Current Assets:
Cash and cash equivalents	$42,001	$20,879
Trade receivables	25,603	17,287
Notes receivable, current portion, net of allowance for doubtful accounts of $533 and $714	4,897	3,074
Inventories, net	233,624	157,455
Vehicles leased to others, current portion	1,677	861
Prepaid expenses and other	1,353	1,933
Deferred income taxes	3,290	2,707

Total Current Assets	312,445	204,196
Property and Equipment, net of accumulated depreciation of $4,783 and $3,907	42,726	32,933
Vehicles Leased to Others, net	5,718	5,647
Notes Receivable, less current portion	5,722	7,173
Goodwill, net of accumulated amortization of $1,892 and $1,180	78,633	42,951
Other Non-Current Assets, net of accumulated amortization of $123 and $103	1,671	1,498

Total Assets	$446,915	$294,398

Liabilities and Shareholders' Equity
Current Liabilities:
Floorplan notes payable	$185,426	$124,167
Current maturities of long-term debt	8,893	8,116
Current portion of capital leases	153	27
Trade payables	11,246	6,313
Accrued liabilities	21,788	12,020

Total Current Liabilities	227,506	150,643
Long-Term Debt, less current maturities	72,106	38,994
Long-Term Capital Lease Obligation, less current portion	2,651	2,426
Deferred Revenue	2,607	2,076
Other Long-Term Liabilities	3,002	1,606
Deferred Income Taxes	9,217	7,142

Total Liabilities	317,089	202,887

Shareholders' Equity
Preferred stock — no par value; authorized 15,000 shares; issued and outstanding; none	—	—
Convertible, redeemable Series M preferred stock; authorized 15 shares; issued and outstanding 10.4	6,216	—
Class A common stock — no par value; authorized 100,000 shares; issued and outstanding 7,432 and 6,105	95,325	70,871
Class B common stock — no par value; authorized 25,000 shares; issued and outstanding 4,110 and 4,110	511	511
Additional paid-in capital	189	150
Retained earnings	27,585	19,979

Total Shareholders' Equity	129,826	91,511

Total Liabilities and Shareholders' Equity	$446,915	$294,398

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	1999	1998	1999	1998
Revenues:
New vehicle sales	$167,222	$94,704	$284,075	$169,612
Used vehicle sales	93,049	55,894	164,858	105,695
Service, body and parts	28,477	16,156	51,907	30,748
Other revenues	19,005	6,788	31,058	13,685

Total revenues	307,753	173,542	531,898	319,740
Cost of sales	258,967	146,443	447,912	269,695

Gross profit	48,786	27,099	83,986	50,045
Selling, general and administrative	36,061	20,195	62,709	38,111
Depreciation and amortization	1,364	804	2,439	1,524

Income from operations	11,361	6,100	18,838	10,410
Other income (expense)
Floorplan interest expense	(2,179)	(1,880)	(4,288)	(3,516
Other interest expense	(1,065)	(777)	(1,694)	(1,351
Other income (expense), net	(338)	187	(72)	553

	(3,582)	(2,470)	(6,054)	(4,314

Income before income taxes	7,779	3,630	12,784	6,096
Income tax expense	3,202	1,407	5,178	2,354

Net income	$4,577	$2,223	$7,606	$3,742

Basic net income per share	$0.42	$0.24	$0.72	$0.46

Diluted net income per share	$0.40	$0.24	$0.69	$0.45

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	1999	1998
Cash flows from operating activities:
Net income	$7,606	$3,742
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization	2,439	1,524
Compensation expense related to stock option issuances	39	69
Loss on sale of assets	21	9
Loss (gain) on sale of vehicles leased to others	111	(54
Deferred income taxes	(1,446)	(136
Equity in income of affiliate	(151)	(19
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade and installment contract receivables, net	526	(4,328
Inventories	(13,686)	(28,355
Prepaid expenses and other	884	(1,454
Other noncurrent assets	(42)	228
Floorplan notes payable	12,776	23,726
Trade payables	(3,544)	2,085
Accrued liabilities	5,940	2,261
Other long-term liabilities and deferred revenue	1,737	13

Net cash provided by (used in) operating activities	13,210	(689
Cash flows from investing activities:
Notes receivable issued	(418)	(171
Principal payments received on notes receivable	2,496	161
Capital expenditures	(4,497)	(2,420
Proceeds from sale of assets	389	—
Expenditures for vehicles leased to others	(4,932)	(4,579
Proceeds from sale of vehicles leased to others	3,312	3,664
Cash paid for acquisitions, net of cash acquired	(21,490)	(25,935

Net cash used in investing activities	(25,140)	(29,280
Cash flows from financing activities:
Net borrowings on lines of credit	36,400	—
Principal payments on long-term debt and capital leases	(5,047)	(31,168
Proceeds from issuance of long-term debt	1,351	27,137
Proceeds from issuance of common stock	348	42,682

Net cash provided by financing activities	33,052	38,651

Increase in cash and cash equivalents	21,122	8,682
Cash and cash equivalents:
Beginning of period	20,879	18,454

End of period	$42,001	$27,136

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts or as otherwise indicated)
(Unaudited)

Note 1. Basis of Presentation
The financial information included herein as of June 30, 1999 and December  31, 1998 and for the three and six-month periods ended June 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from Lithia Motors, Inc.'s (the Company's) 1998 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories
Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method).

	June 30, 1999	December 31, 1998
New and demonstrator vehicles	$171,837	$112,990
Used vehicles	49,589	34,599
Parts and accessories	12,198	9,866

	$233,624	$157,455

Note 3. Supplemental Cash Flow Information
Supplemental disclosure of cash flow information is as follows:

	Six Months Ended June 30,
	1999	1998
Cash paid during the period for income taxes	$4,630	$2,155
Cash paid during the period for interest	5,569	4,352

Note 4. Earnings Per Share
Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

Three Months Ended June 30,	1999			1998
Basic EPS	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Net income available to Common Shareholders	$4,577	10,926	$0.42	$2,223	9,102	$0.24

Diluted EPS
Effect of dilutive stock options	—	349		—	324
Conversion of preferred stock		295

Net income available to Common Shareholders	$4,577	11,570	$0.40	$2,223	9,426	$0.24

Six Months Ended June 30,	1999			1998
Basic EPS	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Net income available to Common Shareholders	$7,606	10,585	$0.72	$3,742	8,075	$0.46

Diluted EPS
Effect of dilutive stock options	—	353		—	330
Conversion of preferred stock		147

Net income available to Common Shareholders	$7,606	11,085	$0.69	$3,742	8,405	$0.45

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 109 and 44 shares, respectively, issuable pursuant to stock options, for the three month periods ended June 30, 1999 and 1998, respectively, and 133 and 44 shares, respectively, for the six month periods ended June 30, 1999 and 1998, respectively.

Note 5. Acquisitions
In May 1999, Lithia acquired all of the stock of seven commonly controlled automotive dealerships constituting the Moreland Automotive Group ("Moreland") for approximately $35.7 million in cash drawn from the Company's existing used vehicle line of credit, 1,272,919 shares of the Company's Class A Common Stock with a value of approximately $24.1 million at the time of issuance, and 10,360 shares of Lithia's newly created Series M Preferred Stock with a value of approximately $6.2 million at the time of issuance. Additional amounts will be payable by Lithia to the Moreland shareholders if the performance of the Moreland stores exceeds certain profit targets set for 1999. At closing, Moreland had approximately $18.2 million of used vehicles available for flooring under the Lithia's used vehicle line of credit, reducing Lithia's net investment in the acquired dealerships by that amount to a total of $47.8 million.

Lithia also acquired one store in Klamath Falls, Oregon in May 1999 for a net investment of $2.4 million.

The following table sets forth the total purchase price, cash paid from existing cash reserves, debt incurred and the net investment for the two acquisitions made by Lithia in the first half of 1999:

Name	Month	Total Paid	Cash Paid	Debt Incurred	Stock Issued	Net Investment(1)
Moreland Automotive	May	$66,018	$—	$35,696	$30,322	$47,818
Klamath Falls	May	4,107	1,721	2,386	—	2,400

Total		$70,125	$1,721	$38,082	$30,322	$50,218

(1)
Net investment consists of the amount of goodwill, working capital, any notes issued to the seller and other initial investments.

The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations including Klamath Falls are not materially different from actual results of operations. Pro forma results of operations including Moreland Automotive for the six months ended June 30, 1999 and 1998 are as follows:

Six Months Ended June 30,	1999	1998
Revenue	$698,643	$499,665
Net income	$9,441	$3,746
EPS: Basic	$0.82	$0.40
Diluted	$0.76	$0.36

Note 6. Sale of Properties
In June 1999, Lithia Properties, LLC, of which 20% is owned by Lithia, completed its previously announced sale of certain real estate holdings in the Southern Oregon region to Capital Automotive Real Estate Investment Trust ("Capital") for $18.3 million. Lithia now leases such properties from Capital for amounts that are not materially different from the lease amounts under the previous lease agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors
This Form 10-Q contains forward-looking statements. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward-looking statements. These risk factors include, but are not limited to, the following:

•
The cyclical nature of automobile sales;
•
Lithia's ability to negotiate profitable, accretive acquisitions;
•
Lithia's ability to secure manufacturer approvals for acquisitions; and
•
Lithia's ability to retain existing management.

See Exhibit 99 to Lithia's 1998 Form 10-K for a more complete discussion of risk factors.

General
Lithia is a leading operator and retailer in the highly fragmented automotive industry. We offer 24 brands of new vehicles, through 83 franchises in 36 locations in the western United States. We currently operate 14 dealerships in California, 10 in Oregon, 2 in Washington, 6 in Colorado and 4 in Nevada. Lithia sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers.

The following table shows selected condensed financial data expressed as a percentage of total revenues for the periods indicated for the average automotive dealer in the United States.

Average U.S. Dealership Statement of Operations Data:	Year Ended December 31,
	1998	1997
Revenues:
New vehicles	59.0%	58.3%
Used vehicles	29.4	29.8
Parts and service, other	11.6	11.9

Total sales	100.0%	100.0%
Gross profit	12.9	12.7
Total dealership expense	11.2	11.3
Income before taxes	1.7%	1.4%

Source: NADA Industry Analysis Division

The following table sets forth selected condensed financial data for the Company, expressed as a percentage of total sales for the periods indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998
Statement of Operations Data:
Revenues:
New vehicles	54.3%	54.6%	53.4%	53.0%
Used vehicles	30.2	32.2	31.0	33.1
Service, body and parts	9.3	9.3	9.8	9.6
Other	6.2	3.9	5.8	4.3

Total sales	100.0	100.0	100.0	100.0
Gross profit	15.8	15.6	15.8	15.7
Selling, general and administrative	11.7	11.6	11.8	11.9
Depreciation and amortization	0.4	0.5	0.5	0.5

Operating income	3.7	3.5	3.5	3.3
Other expense, net	(1.2)	(1.4)	(1.1)	(1.4)

Income before taxes	2.5%	2.1%	2.4%	1.9%

Results of Operations

Revenues.  Revenues increased $134.2 million, or 77.3%, to $307.8 million for the quarter ended June 30, 1999 from $173.5 million for the comparable period of 1998. Revenues increased $212.2 million, or 66.4%, to $531.9 million for the six months ended June 30, 1999 compared to $319.7 million for the comparable period of 1998. Same store sales increased 7.0% in the second quarter of 1999 compared to the second quarter of 1998 and 9.7% in the first six months of 1999 compared to the first six months of 1998.

    New Vehicles.   Total revenue from new vehicle sales increased 76.6% and 67.5%, respectively, to $167.2 million and $284.1 million, respectively (54.3% and 53.4%, respectively, of total revenues) in the three and six month periods ended June 30, 1999 compared to $94.7 million and $169.6 million, respectively (54.6% and 53.0%, respectively, of total revenues) for the three and six-month periods ended June 30, 1998. Lithia sold 7,229 and 12,460 new vehicles, respectively, in the three and six month periods ended June 30, 1999, a 65.7% and 60.1% increase, respectively, over the 4,362 and 7,784 sold, respectively, in the three and six month periods ended June 30, 1998. Average selling prices for new vehicles increased 6.5% and 4.6%, respectively, to $23,132 and $22,799, respectively, in the three and six month periods ended June 30, 1999 compared to $21,711 and $21,790, respectively, in the three and six month periods ended June 30, 1998. The increases in units sold are primarily a result of acquisitions and strong internal growth.

Lithia purchases substantially all of its new car inventory directly from manufacturers who allocate new vehicles to dealerships based on orders and the amount of vehicles sold by the dealership and by the dealership's market area. Lithia also exchanges vehicles with other dealers to accommodate customer demand and to balance inventory.

    Retail Used Vehicles.   Total revenue from retail used vehicle sales increased 74.9% and 60.5%, respectively, to $78.1 million and $133.1 million, respectively (25.4% and 25.0%, respectively, of total revenues) in the three and six month periods ended June 30, 1999 compared to $44.6 million and $82.9 million, respectively (25.7% and 25.9%, respectively, of total revenues) for the three and six-month periods ended June 30, 1998. Lithia sold 5,875 and 10,128 retail used vehicles, respectively, in the three and six month periods ended June 30, 1999, a 70.8% and 56.6% increase, respectively, over the 3,439 and 6,466 sold, respectively, in the three and six month periods ended June 30, 1998. Average selling prices for used retail vehicles increased 2.4% and 2.5%, respectively, to $13,285 and $13,144, respectively, in the three and six month periods ended June 30, 1999 compared to $12,977 and $12,823, respectively, in the three and six month periods ended June 30, 1998. The increases in units sold are primarily a result of acquisitions and strong internal growth.

    Service, Body and Parts.   Lithia derives additional revenue from the sale of parts and accessories, maintenance and repair services and collision repair work. Revenues from these services increased 76.3% and 68.8%, respectively, to $28.5 million and $51.9 million, respectively (9.3% and 9.8% of total revenues, respectively), in the three and six month periods ended June 30, 1999 compared to $16.2 million and $30.7 million, respectively (9.3% and 9.6% of total revenues, respectively), in the three and six month periods ended June 30, 1998. The increases are primarily a result of internal growth and dealership acquisitions.

    Other Revenues.   Other revenues consist primarily of fleet, financing and insurance ("F& I") transactions. Other revenues increased 180.0% and 126.9%, respectively, to $19.0 million and $31.1 million, respectively (6.2% and 5.8% of total revenues, respectively), in the three and six month periods ended June 30, 1999 compared to $6.8 million and $13.7 million, respectively (3.9% and 4.3% of total revenues, respectively), in the three and six month periods ended June 30, 1998. The increases are a result of internal growth and dealership acquisitions.

Gross Profit.  Gross profit increased 80.0% and 67.8%, respectively, to $48.8 million and $84.0 million, respectively, for the three and six month periods ended June 30, 1999, compared with $27.1 million and $50.0 million, respectively, for the three and six month periods ended June 30, 1998, primarily due to increased revenues as indicated above. The gross profit margin achieved by the Company on new vehicle sales during the three and six month periods ended June 30, 1999 was 9.3% and 9.5%, respectively, compared to 9.7% and 9.9%, respectively, for the three and six month periods ended June 30, 1998. These figures compare favorably with the average gross profit margin of 6.5% realized by franchised automobile dealers in the United States on sales of new vehicles in 1998. Lithia's gross profit margin on retail used vehicle sales during the three and six month periods ended June 30, 1999 was 11.5% and 11.4%, respectively, compared to 10.9% and 10.7%, respectively, for the three and six month periods ended June 30, 1998, and compared to the industry average for 1998 of 10.9%. Sales of used vehicles to other dealers and to wholesalers are frequently at, or close to, cost. Total gross profit margin increased to 15.9% and 15.8% for the three and six month periods ended June 30, 1999, respectively, compared to 15.6% and 15.7% for the comparable periods of 1998. The decreases in gross profit margin on new vehicle sales and service, body and parts were more than offset by increases in gross profit margin on retail used vehicle sales and finance and lease transactions.

Selling, General and Administrative Expense.   Selling, general and administrative ("SG&A") expense increased 78.6% and 64.6%, respectively, to $36.1 million and $62.7 million, respectively (11.7% and 11.8% of total revenues, respectively), for the three and six month periods ended June 30, 1999, compared with $20.2 million and $38.1 million, respectively (11.6% and 11.9% of total revenues, respectively), for the three and six month periods ended June 30, 1998. The increase in SG& A was due primarily to increased selling, or variable, expense related to the increase in revenues and the number of total locations.

Depreciation and Amortization.  Depreciation and amortization expense increased 67.8% and 59.1%, respectively, to $1.4 million and $2.4 million, respectively (0.4% and 0.5% of total revenues, respectively), for the three and six month periods ended June 30, 1999, compared with $0.8 million and $1.5 million, respectively (0.5% and 0.5% of total revenues, respectively), for the three and six month periods ended June 30, 1998. The increases are primarily a result of increased property and equipment and goodwill related to acquisitions in 1998 and 1999.

Floorplan Interest Expense.  Floorplan interest expense increased 15.9% and 22.0%, respectively, to $2.2 million and $4.3 million, respectively (0.7% and 0.8% of total revenues, respectively), for the three and six month periods ended June 30, 1999, compared with $1.9 million and $3.5 million, respectively (1.1% and 1.1% of total revenues, respectively), for the three and six month periods ended June 30, 1998. The increases are primarily a result of increased flooring notes payable related to increased inventories as a result of the increase in stores owned and vehicles sold. Lithia has been able to reduce its floorplan interest expense as a percentage of total revenues by successfully managing inventory levels.

Income Tax Expense.  Lithia's effective tax rate for the first six months of 1999 was 40.5% compared to 38.6% in the first six months of 1998 and 39.3% for the full year of 1998. The Company's effective tax rate may be effected by the purchase of new dealerships in jurisdictions with tax rates either higher or lower than the current effective rate and by the deductibility or non-deductibility of goodwill related to acquisitions.

Net Income.  Net income increased 105.9% and 103.3%, respectively, to $4.6 million and $7.6 million, respectively (1.5% and 1.4% of total revenues, respectively), for the three and six month periods ended June  30, 1999, compared with $2.2 million and $3.7 million, respectively (1.3% and 1.2% of total revenues, respectively), for the three and six month periods ended June 30, 1998, primarily as a result of increased revenues and decreased floorplan and other interest expense as a percent of total revenues.

Liquidity and Capital Resources
The Company's principal needs for capital resources are for acquisitions, capital expenditures and increased working capital requirements. Historically, the Company has relied primarily upon internally generated cash flows from operations, borrowings under its credit facility and the proceeds from its public offerings to finance its operations and expansion.

At June 30, 1999 the Company had working capital of $84.9 million, which included $42.0 million of cash and cash equivalents. The $21.1 million increase in cash since December 31, 1998 is primarily a result of $13.2 million provided by operations, $36.4 million net borrowings on the Company's lines of credit, offset by $21.5 million used for acquisitions, $4.5 million used for the purchase of property and equipment and $5.0 million net payments on long-term debt. The current ratio was 1.4:1 at both June 30, 1999 and December 31, 1998.

The increases in inventory and goodwill are primarily a result of the acquisition of the Moreland Automotive Group in May 1999 (see Note 5. Acquisitions).

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

The Ford Credit lines of credit contain financial covenants requiring Lithia to maintain compliance with, among other things, specified ratios of (i) total debt to tangible base capital; (ii) total adjusted debt to tangible base capital; (iii) current ratio; (iv) fixed charge coverage; and (v) net cash. The Ford Credit lines of credit agreements also preclude the payment of cash dividends without the prior consent of Ford Credit. Lithia was in compliance with all such covenants at June 30, 1999.

Interest rates on all of the above facilities ranged from 6.65% to 8.12% at June 30, 1999. Amounts outstanding on the lines at June 30, 1999 were as follows (in thousands):

New and Program Vehicle Lines	$185,426
Used Vehicle Line	40,400
Acquisition Line	—
Leased Vehicle Line	5,000

$230,826

Since December 1996 when Lithia completed its initial public offering, it has acquired 31 dealerships. The aggregate net investment was approximately $124.4 million (excluding borrowings on its credit lines to finance acquired vehicle inventories and equipment and the purchase of any real estate).

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

Year 2000

General.  Lithia has identified three major areas of concern:
1.	The functionality of its internal systems and Lithia's ability to run its daily business after January 1, 2000;
2.	The visual representation of "2000;" and
3.	Third party systems.

Lithia expects to be Year 2000 compliant by September 30, 1999, as a result of recent acquisitions. Lithia is utilizing the National Auto Dealers Association dealer guide to assist in resolving its Year 2000 issues and problems.

Internal Systems.  Lithia is in the process of analyzing and updating its internal systems, including its dealer management systems, dealer communication systems, personal computer systems, shared port systems and phone systems. Lithia estimates that it is 95 percent complete with implementing various internal systems upgrades in order to make them Year 2000 compliant. We estimate that our internal systems we will be fully Year 2000 compliant by September 30, 1999.

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

Visual Representation.  Lithia is currently working on ensuring that all report date stamps, timekeeping devices, etc. are Year 2000 compliant. We estimate that we are approximately 99 percent complete with this process.

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

Cost.  Lithia expects to incur costs totaling approximately $1,345,000, including recent acquisitions, to ensure Year 2000 compliance, approximately $972,000 of which has already been incurred since the end of 1997. A majority of the $1,345,000 represents replacement of non-compliant systems, and therefore will be capitalized and amortized over a three to five year period. This estimate could change depending on variances not anticipated in the initial bids.

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

Recent Accounting Pronouncement
In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 establishes accounting and reporting standards for all derivative instruments. SFAS 137 is effective for fiscal years beginning after June 15, 2000. Lithia does not currently have any derivative instruments and, accordingly, does not expect the adoption of SFAS 137 to have an impact on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Lithia's only financial instruments with market risk exposure are variable rate floor plan notes payable and other credit line borrowings. At June 30, 1999 Lithia had $230.8 million outstanding under such facilities at interest rates ranging from 6.65% to 8.12%. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 20, 1999, at which the following actions were taken:

1.
The shareholders elected the five nominees for director to the Board of Directors of the Company. The five directors elected, along with the voting results are as follows:
Name		No. of Shares Voting For(1)	No. of Shares Withheld Voting
Sidney B. DeBoer	Class A	3,692,963	502
	Class B	4,110,000	0
M. L. Dick Heimann	Class A	3,692,963	502
	Class B	4,110,000	0
Thomas Becker	Class A	3,692,963	502
	Class B	4,110,000	0
R. Bradford Gray	Class A	3,692,963	502
	Class B	4,110,000	0
William J. Young	Class A	3,693,263	202
	Class B	4,110,000	0
  (1)
  Each Class A share represents one vote and each Class B share represents 10 votes.

2.
The shareholders approved an amendment to the Lithia Motors, Inc. 1996 Stock Incentive Plan to increase the number of shares of the Company's Common Stock that may be issued thereunder by 615,000 shares to a total of 1,700,000 shares. 1,952,968 Class A shares and 4,110,000 Class B shares voted for, 255,300 Class A shares voted against, 500 Class A shares abstained from voting and 1,484,697 Class A shares did not vote.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
The exhibits filed as a part of this report are listed below and this list constitutes the exhibit index.
Exhibit No.
10.1	Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and Moreland Auto Limited Partnership, RLLLP and G. Michael Downey and Moreland Auto Corp., previously filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 1999 as filed with the Securities and Exchange Commission on May 12, 1999 and is incorporated herein by reference.
10.2	Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and L.A.H. Automotive Limited Partnership, RLLLP and L.A.H. Automotive Enterprises, Inc., previously filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended March 31, 1999 as filed with the Securities and Exchange Commission on May 12, 1999 and is incorporated herein by reference.
10.3	Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and William D. Limited Partnership, RLLLP and James Jannicelli and William D.Corp., previously filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended March 31, 1999 as filed with the Securities and Exchange Commission on May 12, 1999 and is incorporated herein by reference.
10.4	Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and Cherry Creek Dodge Limited Partnership, RLLLP and Cherry Creek Dodge, Incorporated, previously filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 1999 as filed with the Securities and Exchange Commission on May 12, 1999 and is incorporated herein by reference.
10.5	Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and Colorado Springs Jeep Eagle Limited Partnership, RLLLP and Alex Jannicelli and Colorado Springs Jeep/Eagle, Inc., previously filed as Exhibit 10.5 to the Company's Form 10-Q for the quarter ended March 31, 1999 as filed with the Securities and Exchange Commission on May 12, 1999 and is incorporated herein by reference.
10.6	Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and Foothills Automotive Plaza Limited Partnership, RLLLP and Jerry Cash and Foothills Automotive Plaza, Inc., previously filed as Exhibit 10.6 to the Company's Form 10-Q for the quarter ended March 31, 1999 as filed with the Securities and Exchange Commission on May 12, 1999 and is incorporated herein by reference.
10.7	Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and Reno Auto Sales Limited Partnership, RLLLP and Reno Auto Sales, Inc., previously filed as Exhibit 10.7 to the Company's Form 10-Q for the quarter ended March 31, 1999 as filed with the Securities and Exchange Commission on May 12, 1999 and is incorporated herein by reference.
27	Financial Data Schedule

(b) Reports on Form 8-K
•	Under Item 2, Acquisition or Disposition of Assets, and Item 7, Financial Statements and Exhibits, filed on May 27, 1999, and dated May 14, 1999, regarding Lithia's acquisition of all of the stock of Moreland Automotive Group.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 1999	LITHIA MOTORS, INC.

By /s/ SIDNEY B. DEBOER Sidney B. DeBoer Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

By /s/ BRIAN R. NEILL Brian R. Neill Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)