Form 10-Q
period 1999-09-30
LITHIA MOTORS INC
filed 1999-11-12
CIK 1023128

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common stock without par value	7,641,715
Class B Common stock without par value	4,087,000
(Class)	(Outstanding at November 9, 1999)

LITHIA MOTORS, INC.
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

    LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 1999	December 31, 1998
Assets
Current Assets:
Cash and cash equivalents	$26,264	$20,879
Trade receivables, net of allowances of $1,002 and $0	26,669	17,287
Notes receivable, current portion, net of allowance for doubtful accounts of $396 and $714	2,967	3,074
Inventories, net	212,323	157,455
Vehicles leased to others, current portion	1,431	861
Prepaid expenses and other	3,429	1,933
Deferred income taxes	3,118	2,707

Total Current Assets	276,201	204,196
Property and Equipment, net of accumulated depreciation of $5,457 and $3,907	44,408	32,933
Vehicles Leased to Others, net	5,760	5,647
Notes Receivable, less current portion	4,438	7,173
Goodwill, net of accumulated amortization of $2,411 and $1,180	83,048	42,951
Other Non-Current Assets, net of accumulated amortization of $133 and $103	1,712	1,498

Total Assets	$415,567	$294,398

Liabilities and Shareholders' Equity
Current Liabilities:
Floorplan notes payable	$156,578	$124,167
Current maturities of long-term debt	8,213	8,116
Current portion of capital leases	139	27
Trade payables	11,347	6,313
Accrued liabilities	24,557	12,020

Total Current Liabilities	200,834	150,643
Long-Term Debt, less current maturities	59,685	38,994
Long-Term Capital Lease Obligation, less current portion	2,622	2,426
Deferred Revenue	2,430	2,076
Other Long-Term Liabilities	2,935	1,606
Deferred Income Taxes	8,723	7,142

Total Liabilities	277,229	202,887

Shareholders' Equity
Preferred stock—no par value; authorized 15,000 shares; issued and outstanding; none	—	—
Convertible, redeemable Series M preferred stock; authorized 15 shares; issued and outstanding 10.4 and 0	6,216	—
Class A common stock—par value; authorized 100,000 shares; issued and outstanding 7,592 and 6,105	97,966	70,871
Class B common stock—par value; authorized 25,000 shares; issued and outstanding 4,087 and 4,110	508	511
Additional paid-in capital	208	150
Retained earnings	33,440	19,979

Total Shareholders' Equity	138,338	91,511

Total Liabilities and Shareholders' Equity	$415,567	$294,398

The accompanying notes are an integral part of these statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amount)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	1999	1998	1999	1998
Revenues:
New vehicle sales	$199,107	$110,497	$483,182	$280,109
Used vehicle sales	105,434	56,605	270,292	162,300
Service, body and parts	33,898	18,509	85,805	49,257
Other revenues	18,930	10,303	49,988	23,988

Total revenues	357,369	195,914	889,267	515,654
Cost of sales	300,124	164,163	748,036	433,858

Gross profit	57,245	31,751	141,231	81,796
Selling, general and administrative	41,564	23,241	104,273	61,352
Depreciation and amortization	1,560	923	3,999	2,447

Income from operations	14,121	7,587	32,959	17,997
Other income (expense) Floorplan interest expense	(3,090)	(1,685)	(7,378)	(5,201)
Other interest expense	(1,191)	(547)	(2,885)	(1,898)
Other income, net	84	610	12	1,163

	(4,197)	(1,622)	(10,251)	(5,936)

Income before income taxes	9,924	5,965	22,708	12,061
Income tax expense	4,071	2,307	9,249	4,661

Net income	$5,853	$3,658	$13,459	$7,400

Basic net income per share	$0.50	$0.36	$1.23	$0.84

Diluted net income per share	$0.47	$0.35	$1.16	$0.81

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	1999	1998
Cash flows from operating activities:
Net income	$13,459	$7,400
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,999	2,447
Compensation expense related to stock option issuances	59	103
Loss on sale of assets	39	32
(Gain) loss on sale of vehicles leased to others	220	(14)
Deferred income taxes	(1,418)	(64)
Equity in income of affiliate	(44)	(35)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	654	(6,855)
Inventories	16,256	(5,959)
Prepaid expenses and other	(1,589)	75
Other noncurrent assets	(239)	141
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	(20,314)	5,829
Trade payables	(3,824)	1,000
Accrued liabilities	7,616	4,638
Other liabilities	199	224

Net cash provided by operating activities	15,073	8,962
Cash flows from investing activities:
Notes receivable issued	(772)	(621)
Principal payments received on notes receivable	6,222	302
Capital expenditures	(6,833)	(2,840)
Proceeds from sale of assets	1,379	168
Proceeds from sale of vehicles leased to others	5,432	5,416
Expenditures for vehicles leased to others	(7,302)	(6,602)
Cash paid for acquisitions	(29,042)	(28,256)
Distribution from affiliate	1,268	—

Net cash used in investing activities	(29,648)	(32,433)
Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	25,500	(15,500)
Payments on capital lease obligations	(977)	—
Principal payments on long-term debt	(6,560)	(37,531)
Proceeds from issuance of long-term debt	1,449	33,174
Proceeds from issuance of common stock	548	42,529

Net cash provided by financing activities	19,960	22,672

Increase (decrease) in cash and cash equivalents	5,385	(799)
Cash and cash equivalents:
Beginning of period	20,879	18,454

End of period	$26,264	$17,655

The accompanying notes are an integral part of these consolidated statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)
(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein for the three and nine-month periods ended September 30, 1999 and 1998 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1998 is derived from Lithia Motors, Inc.'s (the Company's) 1998 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1998 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

    Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method).

	September 30, 1999	December 31, 1998
New and demonstrator vehicles	$142,999	$112,990
Used vehicles	56,973	34,599
Parts and accessories	12,351	9,866

	$212,323	$157,455

Note 3. Acquisitions

    In May 1999, Lithia acquired all of the stock of seven commonly controlled automotive dealerships constituting the Moreland Automotive Group ("Moreland") for approximately $35.7 million in cash drawn from the Company's existing used vehicle line of credit, 1,273 shares of the Company's Class A Common Stock with a value of approximately $24.1 million at the time of issuance, and 10 shares of Lithia's newly created Series M Preferred Stock with a value of approximately $6.2 million at the time of issuance. Additional amounts will be payable by Lithia to the Moreland shareholders if the performance of the Moreland stores exceeds certain profit targets set for 1999. At closing, Moreland had approximately $18.2 million of used vehicles available for flooring under the Lithia's used vehicle line of credit, reducing Lithia's net investment in the acquired dealerships by that amount to a total of $47.8 million.

    Lithia also acquired one store in Klamath Falls, Oregon in May 1999 and two stores in Roseburg, Oregon in August 1999.

    The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations including the Klamath Falls and Roseburg acquisitions are not materially different from actual results of operations.

    Pro forma results of operations including the Moreland Automotive acquisition for the nine months ended September 30, 1999 and 1998 are as follows:

	Nine Months Ended September 30,
	1999	1998
Revenue	$1,056,012	$798,393
Net income	$15,294	$7,493
EPS: Basic	$1.36	$0.74
Diluted	$1.26	$0.68

    The 1998 pro forma results of operations include bonuses paid by Moreland to its owners. Excluding such bonuses, which would not have been paid under Lithia's ownership, the acquisition would have been accretive to Lithia's 1998 earnings.

Note 4. Supplemental Cash Flow Information

    Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended September 30,
	1999	1998
Cash paid during the period for income taxes	$9,848	$4,372
Cash paid during the period for interest	10,209	7,099
Stock issued in connection with acquisitions	32,761	—

Note 5. Earnings Per Share

    Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

	Three Months Ended September 30,
	1999			1998
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income available to Common Shareholders	$5,853	11,596	$0.50	$3,658	10,192	$0.36

Diluted EPS
Effect of dilutive stock options	—	396		—	316
Convertible preferred stock	—	494		—	—

Net income available to Common Shareholders	$5,853	12,486	$0.47	$3,658	10,508	$0.35

	Nine Months Ended September 30,
	1999			1998
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income available to Common Shareholders	$13,459	10,926	$1.23	$7,400	8,789	$0.84

Diluted EPS
Effect of dilutive stock options	—	367		—	324
Convertible preferred stock	—	277		—	—

Net income available to Common Shareholders	$13,459	11,570	$1.16	$7,400	9,113	$0.81

    Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 0 and 140 shares, respectively, issuable pursuant to stock options for the three month periods ended September 30, 1999 and 1998, respectively, and 34 and 44 shares, respectively, for the nine month periods ended September 30, 1999 and 1998, respectively.

Note 6. Sale of Properties

    In June 1999, Lithia Properties, LLC, of which 20% is owned by Lithia, completed its sale of certain real estate holdings in the Southern Oregon region to Capital Automotive Real Estate Investment Trust ("Capital") for $18.3 million. As a result of this sale, Lithia received a distribution for its portion of the realized gain, totaling approximately $1.3 million, which will be realized ratably over the 12 year life of the new lease. Lithia now leases such properties from Capital for amounts that are not materially different from the lease amounts under the previous lease agreements.

Note 7. Reclassifications

    Certain amounts in the prior period financial statements have been reclassified to conform to current period presentation.

Note 8. Subsequent Events

    In October 1999, Lithia acquired Tri-Cities Dodge in Kennewick, Washington. This acquisition was accounted for under the purchase method of accounting. Pro forma results of operations are not materially different from actual results of operations.

    Also in October 1999, Lithia revised and renewed a $15.0 million line of credit agreement for equipment purchases and a $10.0 million line of credit agreement for vehicle leases with U.S. Bank N.A.

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

General

    Lithia is a leading operator and retailer in the highly fragmented automotive industry. As of November 10, 1999, we offer 24 brands of new vehicles, through 94 franchises in 39 locations in the western United States and over the Internet. We currently operate 14 dealerships in California, 12 in Oregon, 3 in Washington, 6 in Colorado and 4 in Nevada. Lithia sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers.

    The following table shows selected condensed financial data expressed as a percentage of total revenues for the periods indicated for the average automotive dealer in the United States.

	Year Ended December 31,
Average U.S. Dealership	1998	1997
Statement of Operations Data:
Revenues:
New vehicles	59.0%	58.3%
Used vehicles	29.4	29.8
Parts and service, other	11.6	11.9

	100.0%	100.0%
Gross profit	12.9	12.7
Total dealership expense	11.2	11.3
Income before taxes	1.7%	1.4%

Source: NADA Industry Analysis Division

    The following table sets forth selected condensed financial data for Lithia, expressed as a percentage of total revenues for the periods indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Statement of Operations Data:
Revenues:
New vehicles	55.7%	56.4%	54.3%	54.3%
Used vehicles	29.5	28.9	30.4	31.5
Service, body and parts	9.5	9.5	9.7	9.6
Other	5.3	5.2	5.6	4.6

Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	16.0	16.2	15.9	15.9
Selling, general and administrative	11.6	11.8	11.7	11.9
Depreciation and amortization	0.4	0.5	0.5	0.5

Operating income	4.0	3.9	3.7	3.5
Other expense, net	(1.2)	(0.8)	(1.1)	(1.2)

Income before taxes	2.8%	3.1%	2.6%	2.3%

Results of Operations

Revenues.  Revenues increased $161.5 million, or 82.4 percent, to $357.4 million for the quarter ended September 30, 1999 from $195.9 million for the comparable period of 1998. Revenues increased $373.6 million, or 72.5 percent, to $889.3 million for the nine months ended September 30, 1999 compared to $515.7 million for the comparable period of 1998. Same store sales increased 4.9 percent and 6.9 percent, respectively, for the three and nine month periods ended September 30, 1999 compared to the same periods of 1998.

New Vehicles.  Total revenue from new vehicle sales increased 80.2% and 72.5%, respectively, to $199.1 million and $483.2 million, respectively (55.7% and 54.3%, respectively, of total revenues) in the three and nine month periods ended September 30, 1999 compared to $110.5 million and $280.1 million, respectively (56.4% and 54.3%, respectively, of total revenues) for the three and nine-month periods ended September 30, 1998. Lithia sold 8,399 and 20,859 new vehicles, respectively, in the three and nine month periods ended September 30, 1999, a 63.3% and 61.4% increase, respectively, over the 5,142 and 12,926 sold, respectively, in the three and nine month periods ended September 30, 1998. Average selling prices for new vehicles increased 10.3% and 6.9%, respectively, to $23,706 and $23,164, respectively, in the three and nine month periods ended September 30, 1999 compared to $21,489 and $21,670, respectively, in the three and nine month periods ended September 30, 1998. The increases in units sold are a result of acquisitions and internal growth.

    Lithia purchases substantially all of its new car inventory directly from manufacturers who allocate new vehicles to dealerships based on orders and the amount of vehicles sold by the dealership and by the dealership's market area. Lithia also exchanges vehicles with other dealers to accommodate customer demand and to balance inventory.

Retail Used Vehicles.  Total revenue from retail used vehicle sales increased 108.3% and 77.1%, respectively, to $92.0 million and $225.2 million, respectively (25.8% and 25.3%, respectively, of total revenues) in the three and nine month periods ended September 30, 1999 compared to $44.2 million and $127.1 million, respectively (22.6% and 24.7%, respectively, of total revenues) for the three and nine month periods ended September 30, 1998. Lithia sold 7,018 and 17,146 retail used vehicles, respectively, in the three and nine month periods ended September 30, 1999, a 100.9% and 72.2% increase, respectively, over the 3,493 units and 9,959 sold, respectively, in the three and nine month periods ended September 30, 1998. Average selling prices for used retail vehicles increased 3.7% and 2.9%, respectively, to $13,114 and $13,132, respectively, in the three and nine month periods ended September 30, 1999 compared to $12,650 and $12,763, respectively, in the three and nine month periods ended September 30, 1998. The increases in units sold are a result of acquisitions and internal growth.

Service, Body and Parts.  Lithia derives additional revenue from the sale of parts and accessories, maintenance and repair services and collision repair work. Revenues from these services increased 83.1% and 74.2%, respectively, to $33.9 million and $85.8 million, respectively (9.5% and 9.7% of total revenues, respectively), in the three and nine month periods ended September 30, 1999 compared to $18.5 million and $49.3 million, respectively (9.5% and 9.6% of total revenues, respectively), in the three and nine month periods ended September 30, 1998. The increases are a result of internal growth and dealership acquisitions.

Other Revenues.  Other revenues consist primarily of fleet, financing and insurance ("F&I") transactions. Other revenues increased 83.7% and 108.4%, respectively, to $18.9 million and $50.0 million, respectively (5.3% and 5.6% of total revenues, respectively), in the three and nine month periods ended September 30, 1999 compared to $10.3 million and $24.0 million, respectively (5.2% and 4.6% of total revenues, respectively), in the three and nine month periods ended September 30, 1998. The increases are a result of internal growth and dealership acquisitions.

Gross Profit.  Gross profit increased 80.3% and 72.7%, respectively, to $57.2 million and $141.2 million, respectively, for the three and nine month periods ended September 30, 1999, compared with $31.8 million and $81.8 million, respectively, for the three and nine month periods ended September 30, 1998, primarily due to increased revenues as indicated above. The gross profit margin achieved by the Company on new vehicle sales during the three and nine month periods ended September 30, 1999 was 9.4% and 9.4%, respectively, compared to 9.8% and 9.9%, respectively, for the three and nine month periods ended September 30, 1998. These figures compare favorably with the average gross profit margin of 6.5% realized by franchised automobile dealers in the United States on sales of new vehicles in 1998. Lithia's gross profit margin on retail used vehicle sales during the three and nine month periods ended September 30, 1999 was 11.5% and 11.3%, respectively, compared to 11.3% and 10.9%, respectively, for the three and nine month periods ended September 30, 1998, and compared to the industry average for 1998 of 10.9%. Sales of used vehicles to other dealers and to wholesalers are frequently at, or close to, cost. Total gross profit margin was 16.0% and 15.9% for the three and nine month periods ended September 30, 1999, respectively, compared to 16.2% and 15.9% for the comparable periods of 1998.

Selling, General and Administrative Expense.  Selling, general and administrative ("SG&A") expense increased 78.8% and 70.0%, respectively, to $41.6 million and $104.3 million, respectively (11.6% and 11.7% of total revenues, respectively), for the three and nine month periods ended September 30, 1999, compared with $23.2 million and $61.4 million, respectively (11.8% and 11.9% of total revenues, respectively), for the three and nine month periods ended September 30, 1998. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in revenues and the number of total locations.

Depreciation and Amortization.  Depreciation and amortization expense increased 69.0% and 63.4%, respectively, to $1.6 million and $4.0 million, respectively (0.4% and 0.5% of total revenues, respectively), for the three and nine month periods ended September 30, 1999, compared with $0.9 million and $2.4 million, respectively (0.5% and 0.5% of total revenues, respectively), for the three and nine month periods ended September 30, 1998. The increases are primarily a result of increased property and equipment and goodwill related to acquisitions in 1998 and 1999.

Floorplan Interest Expense.  Floorplan interest expense increased 83.4% and 41.9%, respectively, to $3.1 million and $7.4 million, respectively (0.9% and 0.8% of total revenues, respectively), for the three and nine month periods ended September 30, 1999, compared with $1.7 million and $5.2 million, respectively (0.9% and 1.0% of total revenues, respectively), for the three and nine month periods ended September 30, 1998. The increases are primarily a result of increased flooring notes payable related to increased inventories as a result of the increase in stores owned and vehicles sold. Lithia has been able to reduce its floorplan interest expense as a percentage of total revenues by successfully managing inventory levels.

Income Tax Expense.  Lithia's effective tax rate for the first nine months of 1999 was 40.7% compared to 38.7% in the first nine months of 1998 and 39.3% for the full year of 1998. The Company's effective tax rate may be affected by the purchase of new dealerships in jurisdictions with tax rates either higher or lower than the current effective rate and by the deductibility or non-deductibility of goodwill related to acquisitions.

Net Income.  Net income increased 60.0% and 81.9%, respectively, to $5.9 million and $13.5 million, respectively (1.6% and 1.5% of total revenues, respectively), for the three and nine month periods ended September 30, 1999, compared with $3.7 million and $7.4 million, respectively (1.9% and 1.4% of total revenues, respectively), for the three and nine month periods ended September 30, 1998, primarily as a result of increased revenues and decreased floorplan interest expense as a percent of total revenues.

Liquidity and Capital Resources

    Lithia's principal needs for capital resources are for acquisitions, capital expenditures and working capital. Historically, Lithia has relied primarily upon internally generated cash flows from operations, borrowings under its credit facility and the proceeds from its public offerings to finance its operations and expansion.

    At September 30, 1999, Lithia had working capital of $75.4 million, which included $26.3 million of cash and cash equivalents. The $5.4 million increase in cash since December 31, 1998 is primarily a result of $15.1 million provided by operations, $25.5 million net borrowings on lines of credit and $5.5 million of principal payments received on notes receivable, offset by $29.0 million used for acquisitions, $6.8 million used for the purchase of property and equipment and $5.1 million net payments on long-term debt. The current ratio was 1.4:1 at September 30, 1999 and December 31, 1998.

    The increases in trade receivables, inventory and goodwill are primarily a result of acquisitions in the first nine months of 1999.

    Ford Motor Credit Corporation, Toyota Motor Credit Corporation, Chrysler Financial Corporation and General Motors Acceptance Corporation have agreed to floor all of Lithia's new vehicles for their respective brands with Ford serving as the primary lender for all other brands. There are no formal limits to these commitments for new vehicle wholesale financing.

    Ford Credit has also extended a $60 million revolving line of credit for used vehicles and a $75 million acquisition line of credit to purchase dealerships of any brand. These commitments have an expiration date of November 23, 2000 with interest due monthly. Lithia has the right to elect to extend the term on these lines of credit for an additional two years at November 23, 1999 and intends to exercise this right. Lithia also has the option to convert the acquisition line into a five-year term loan on November 23, 1999 or November 23, 2000. In addition, U.S. Bank N.A. has extended a $10 million revolving line of credit for leased vehicles and a $15 million line of credit for equipment purchases.

    The lines with Ford Credit are cross-collateralized and are secured by inventory, accounts receivable, intangible assets and equipment. The other new vehicle lines are secured by new vehicle inventory of the relevant dealerships.

    The Ford Credit lines of credit contain financial covenants requiring Lithia to maintain compliance with, among other things, specified ratios of (i) total debt to tangible base capital; (ii) total adjusted debt to tangible base capital; (iii) current ratio; (iv) fixed charge coverage; and (v) net cash. The Ford Credit lines of credit agreements also preclude the payment of cash dividends without the prior consent of Ford Credit. Lithia was in compliance with all such covenants at September 30, 1999.

    Interest rates on all of the above facilities ranged from 6.91% to 8.28% at September 30, 1999. Amounts outstanding on the lines at September 30, 1999 were as follows (in thousands):

New and Program Vehicle Lines	$156,578
Used Vehicle Line	29,500
Acquisition Line	—
Leased Vehicle Line	5,000
Equipment Line	—

$191,078

    Since December 1996 when Lithia completed its initial public offering, it has acquired 34 dealerships, 2 in 1996, 10 in 1997, 11 in 1998 and 11 in 1999.

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

Year 2000

    Various disclosures and announcements of Lithia concerning its products and year 2000 programs, including those contained in this report, are intended to constitute "Year 2000 Readiness Disclosures" as defined in the Year 2000 Information and Readiness Disclosure Act. This Act provides added protection from liability for certain public and private statements concerning an entity's year 2000 readiness and the year 2000 readiness of its products and services. It also potentially provides added protection from liability for certain types of year 2000 disclosures made after January 1, 1996 and before the date of enactment of the Act.

General.  Lithia has identified three major areas of concern:

1.
The functionality of its internal systems and Lithia's ability to run its daily business after January 1, 2000;

2.
The visual representation of "2000;" and

3.
Third party systems.

    Lithia is using the National Auto Dealers Association dealer guide to assist in resolving its year 2000 issues and problems. With the exception of acquisitions completed within the past six months,

Lithia believes it is year 2000 compliant. Lithia estimates its recent acquisitions are 87% compliant and expects them to be 100% compliant by December 10, 1999.

Internal Systems.  Lithia is in the process of analyzing and updating its internal systems, including its dealer management systems, dealer communication systems, personal computer systems, shared port systems and phone systems. With the exception of acquisitions completed within the past six months, Lithia has completed the implementation of various internal systems upgrades in order to make them year 2000 compliant. Lithia will complete such implementations at its recent acquisitions by December 10, 1999.

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

Visual Representation.  Lithia has completed ensuring that all report date stamps, timekeeping devices, etc. are year 2000 compliant.

Third Parties.  Lithia has begun a year 2000 supplier audit program. It has contacted all of its critical suppliers to inform them of its year 2000 expectations, and requests have been made for each vendor's compliance program and/or year 2000 compliance assurance. In regard to the automobile manufacturers, Lithia has received written or other confirmation that they are year 2000 compliant.

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

Cost.  Lithia has incurred costs totaling approximately $1,091,000 to ensure year 2000 compliance, not including acquisitions completed within the past six months. Lithia is 87% complete with its program for recent acquisitions, which is estimated to cost approximately $223,000. A majority of the $1,314,000 represents replacement of non-compliant systems, and therefore will be capitalized and amortized over a three to five year period. This estimate could change depending on variances not anticipated in the initial bids.

Risk.  The failure to correct a material year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect Lithia's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the year 2000 problem, resulting in part from the uncertainty of the year 2000 readiness of third-party suppliers, Lithia is unable to determine, at this time, whether the consequences of year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. Lithia's efforts to help ensure year 2000 preparedness have, and will continue to, significantly reduce its level of uncertainty about the year 2000 problem. We believe that, with completion of the above plans, the possibility of significant interruptions of normal operations should be reduced.

    Lithia has developed contingency plans in regard to its internal systems and supplier issues and has distributed these plans to all relevant departments. The contingency plans consist primarily of manual processes and procedures to be followed in the event of system failures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Lithia's only financial instruments with market risk exposure are variable rate floor plan notes payable and other credit line borrowings. At September 30, 1999 Lithia had $191.1 million outstanding under such facilities at interest rates ranging from 6.91% to 8.03%. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    The exhibits filed as a part of this report are listed below and this list constitutes the exhibit index.

    Exhibit No.

10.1	$10.0 million vehicle lease line and $15.0 million equipment line of credit Loan Agreement between Lithia Financial Corporation, Lithia Motors, Inc. and Lithia Salmir, Inc. and U.S. Bank National Association
27	Financial Data Schedule
(b)
Reports on Form 8-K

    There was one report on Form 8-K/A-1 filed during the quarter ended September 30, 1999. The report, including Items 2 and 7, relating to the filing of the financial statements required pursuant to the Moreland acquisition, was filed on July 28, 1999 and was dated May 14, 1999.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 1999	LITHIA MOTORS, INC.
	By	/s/ SIDNEY B. DEBOER
Sidney B. DeBoer Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)
	By	/s/ BRIAN R. NEILL
Brian R. Neill Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

SIGNATURES