Form 10-K
period 1999-12-31
LITHIA MOTORS INC
filed 2000-03-30
CIK 1023128

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 1999

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-21789

LITHIA MOTORS, INC.
(Exact name of registrant as specified in its charter)

Oregon	93-0572810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
360 E. Jackson Street, Medford, Oregon	97501
(Address of principal executive offices)	(Zip Code)

541-776-6899
(Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:
 Class A Common Stock, without par value

Securities registered pursuant to Section 12(g) of the Act: None
(Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. /x/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant is $55,307,991 as of February 29, 2000 based upon the last sales price ($14.94) as reported by the New York Stock Exchange.

    The number of shares outstanding of the Registrant's Common Stock as of February 29, 2000 was: Class A: 8,027,890 shares and Class B: 4,087,000 shares.

Documents Incorporated by Reference

    The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2000 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.

1999 FORM 10-K ANNUAL REPORT

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

  •
  Lithia's ability to secure manufacturer approvals for acquisitions; and

  •
  Lithia's ability to retain existing management and successfully manage the stores.

    See Exhibit 99 to this Form 10-K for a more complete discussion of risk factors.

General

    Lithia is a leading operator and retailer of new and used vehicles and services through a well developed franchise system with its auto manufacture partners. As of March 6, 2000, we offer 25 brands of new vehicles, through 101 franchises in 45 locations in the western United States and over the internet. We currently operate 15 dealerships in California, 13 in Oregon, 3 in Washington, 6 in Colorado, 4 in Nevada and 4 in Idaho. Lithia sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers.

    Lithia Motors, Inc. was founded in 1946 and its two senior executives have managed Lithia for nearly 30 years. Management has developed and implemented its acquisition and operating strategies, which have enabled Lithia to successfully identify, acquire and integrate dealerships, achieving financial performance superior to industry averages. Lithia has achieved compounded annual growth rates over the last three years of 105% per year for annual revenues, 94% per year for net income and 45% per year for earnings per share. Since December 1996 when we completed our initial public offering, we have acquired or opened 40 dealerships and are actively pursuing additional acquisitions.

    According to industry data, the number of franchised automobile dealerships has declined from more than 36,000 dealerships in 1960 to under 22,000 in 1999. As of the end of 1998, the largest 100 dealer groups generated less than 12% of total industry sales and controlled approximately 5% of all franchised automobile dealerships. Based on our current annual revenue run rate of over $1.5 billion, we believe that we are one of the 15 largest automobile retailers in the country.

    Further consolidation of the automotive retailing industry is expected due to:

  •
  The high cost of entry into the franchised automobile business;

  •
  Many dealerships owned by individuals who are nearing retirement age; and

  •
  The desire of manufacturers to strengthen their dealer networks through consolidation.

Growth Strategy

    Lithia has become a leading acquirer and operator of automobile dealerships in the western and inter-mountain United States. We target acquisitions in markets where we have the opportunity to build a significant market presence. We generally try to acquire an entire group at one time (a "Platform") or acquire one or two stores at a time ("Fill-ins"). Lithia's current core markets are South-Central Oregon, Northern California, South-Central Valley, California, Northern Nevada, Eastern Washington, Denver,

Colorado and Boise, Idaho. Lithia's acquisition pricing discipline has played a key role in its acquisition activities. Lithia's strict discipline in purchasing stores, combined with its ability to improve profitability by implementing the Lithia operating model into acquired stores, has effectively allowed Lithia to build its own dealership groups in each area.

    Since our initial public offering in December 1996, we have completed the purchase of 37 dealerships with the following revenues at the time of acquisition:

Year	Number of dealerships acquired	Revenues (in millions of dollars)
1996	2	$60
1997	10	300
1998	11	310
1999	13	585
2000	1	73

Total	37	$1,328

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

    Lithia seeks to increase customer traffic and meet specific customer needs by offering new and used vehicles and an array of complementary services at each of its locations. We believe that offering numerous new vehicle brands appeals to a variety of customers, minimizes dependence on any one manufacturer, and reduces our exposure to supply problems and product cycles.

    Emphasize Sales of Higher Margin Products and Services.  Lithia generates substantial incremental revenue and net income by arranging the financing for the sale of vehicles and by selling insurance, extended service contracts and vehicle maintenance. In 1999, Lithia arranged financing for 73% of its new vehicle sales and 74% of its used vehicle sales, compared to 46% and 51%, respectively, for the average automobile dealership in the United States (1998 NADA data).

    Employ Professional Management Techniques.  Each dealership is its own profit center and is managed by an experienced general manager who has primary responsibility for inventory, advertising, pricing and personnel. In order to provide additional support towards improving performance, each dealership has available to it a team of specialists in new vehicle sales, used vehicle sales, finance and insurance, service and parts, and back office administration. Lithia compensates its general managers and department managers based on the profitability of their dealerships and departments, respectively. Senior management monitors each dealership's sales, profitability and inventory on a regular basis.

    Focus on Customer Satisfaction and Loyalty.  Lithia emphasizes customer satisfaction and works to develop a reputation for quality and fairness. Lithia trains its sales personnel to identify an appropriate vehicle for each of its customers at an affordable price.

    Lithia's "Priority You" customer centered plan attempts to provide:

  •
  A customer credit check within 10 minutes;

  •
  A used vehicle appraisal within 30 minutes;

  •
  Paper work completed within 90 minutes for a vehicle purchase;

  •
  A 10-day/500-mile "no questions asked" right of exchange on any used vehicle sold;

  •
  A 60-day/3,000 mile warranty on all used vehicles sold; and

  •
  A donation to a local charity or educational organization for every vehicle sold.

    We believe that "Priority You" helps differentiate us from other dealerships.

    We believe the application of this operating strategy provides us with a competitive advantage over many dealerships and it is critical to our ability to achieve levels of profitability superior to industry averages.

    Lithia has received a number of dealer quality and customer satisfaction awards from various manufacturers this year and in the past. These include; Chrysler's highest recognition for dealer excellence, the Five-Star Certification, as well as Toyota's President's Cup, Dodge's National Charger Club membership, Volkswagen of America's Wolfsburg Crest Club Award, and Isuzu's Sendai Cup & President's Cup, each recognizing high sales volume and customer satisfaction.

Dealership Operations

    Lithia owns and operates 45 dealership locations, 15 dealerships in California, 13 in Oregon, 3 in Washington, 6 in Colorado, 4 in Nevada and 4 in Idaho. Each of Lithia's dealerships sell new and used vehicles and related automotive parts and services.

    Lithia's dealerships, brands sold and percentage of current annual revenues are as follows:

Oregon Stores (13)	Franchises (40)	24%

Lithia Honda Suzuki	Honda, Suzuki
Lithia Volkswagen Isuzu	Volkswagen, Isuzu
Lithia Toyota Lincoln Mercury	Toyota, Lincoln/Mercury
Lithia Dodge Chrysler Plymouth Mazda Jeep	Dodge, Dodge Truck, Chrysler/Plymouth, Mazda, Jeep
Saturn of Southwest Oregon	Saturn
Lithia Nissan BMW	Nissan, BMW
Lithia's Grants Pass Auto Center	Dodge, Dodge Truck, Chrysler/Plymouth, Jeep
Lithia Dodge of Eugene	Dodge, Dodge Truck
Lithia Toyota of Springfield	Toyota
Lithia Nissan of Eugene	Nissan
Lithia ford Lincoln Mercury Nissan of Roseburg	Ford, Lincoln/Mercury, Nissan
Lithia Dodge Chrysler/Plymouth Jeep of Roseburg	Dodge, Dodge Truck, Chrysler/Plymouth, Jeep
Lithia Klamath Falls Auto Center	Toyota, Dodge, Dodge Truck, Chrysler/Plymouth, Jeep

California Stores (15)	Franchises (21)	25%

Lithia Toyota of Vacaville	Toyota
Lithia Dodge of Concord	Dodge, Dodge Truck
Lithia Volkswagen of Concord	Volkswagen, Isuzu
Lithia Ford of Concord	Ford
Lithia Ford Lincoln Mercury of Napa	Ford, Lincoln/Mercury
Lithia Chevrolet of Redding	Chevrolet
Lithia Toyota of Redding	Toyota
Lithia Nissan of Bakersfield	Nissan
Lithia BMW of Bakersfield	BMW
Acura of Bakersfield	Acura
Lithia Jeep of Bakersfield	Jeep
Lithia Ford of Fresno	Ford
Lithia Mazda Suzuki of Fresno	Mazda, Suzuki
Lithia Nissan of Fresno	Nissan
Lithia Jeep Hyundai of Fresno	Jeep, Hyundai

Nevada Stores (4)	Franchises (8)	9%

Lithia Reno	Suzuki, Audi, Lincoln/Mercury, Isuzu
Lithia Volkswagen of Reno	Volkswagen
Lithia Sparks (satellite of Lithia Reno)	Suzuki, Lincoln/Mercury, Isuzu
Lithia Reno Subaru Hyundai	Subaru, Hyundai

Washington Stores (3)	Franchises (6)	8%

Lithia Camp Chevrolet	Chevrolet
Lithia Camp Imports	Subaru, BMW, Volvo
Lithia Dodge of Tri-Cities	Dodge, Dodge Truck

Colorado Stores (6)	Franchises (19)	23%

Lithia Centennial Chrysler Plymouth Jeep	Chrysler/Plymouth, Jeep
Lithia Cherry Creek Dodge	Dodge, Dodge Truck
Lithia Colorado Chrysler Plymouth Kia	Chrysler/Plymouth, Kia
Lithia Foothills Chrysler Suzuki Hyundai	Dodge, Dodge Truck, Chrysler/Plymouth, Suzuki, Hyundai, Jeep
Lithia Colorado Jeep	Jeep
Lithia Colorado Springs Jeep Chrysler Plymouth	Jeep, Chrysler/Plymouth

Idaho Stores (4)	Franchises (7)	11%

Roundtree Chevrolet	Chevrolet
Roundtree Lincoln-Mercury Isuzu	Lincoln/Mercury, Isuzu
Lithia Ford Chrysler of Boise	Ford, Chrysler
Roundtree Daewoo of Boise	Daewoo

45 Stores	101 Franchises—25 Brands	100%

    Since Lithia's initial public offering in December 1996, it has completed the purchase of 37 dealerships with the following revenues at the time of acquisition:

Year	# of dealerships acquired	Revenues (in millions of dollars)
1996	2	$60
1997	10	300
1998	11	310
1999	13	585
2000	1	73

Total	37	$1,328

    In addition, we separated the Bakersfield, California BMW/Acura dealership into two stores and the Medford, Oregon, Lithia Honda Volkswagen Isuzu and Suzuki dealership into two stores. Finally, in Boise, Idaho, we added a new Daewoo store. Combined with the five original stores, the 37 acquisitions and 3 additions bring our total number of stores to 45.

    New Vehicle Sales.  In 1999, Lithia sold 24 domestic and imported brands ranging from economy to luxury cars, sport utility vehicles, minivans and light trucks. The following table sets forth, by manufacturer, the percentage of new vehicle sales by Lithia during 1999.

Manufacturer	1999 Percentage of New Vehicle Sales
Chrysler (Chrysler, Plymouth, Dodge, Jeep, Dodge Trucks)	40.7
Ford (Ford, Lincoln, Mercury)	14.9
Toyota	11.3
General Motors (Chevrolet, Saturn)	8.5
Volkswagen, Audi	6.1
Nissan	5.1
Isuzu	2.7
Subaru	2.7
Honda (Acura, Honda)	2.2
BMW	2.1
Suzuki	1.1
Mazda	1.1
Hyundai	0.9
Volvo	0.4
Kia	0.2

100.0%

    The following table sets forth Lithia's unit and dollar sales of new vehicles for each of the past five years:

	1995	1996	1997	1998	1999
	(dollars in thousands)
Units	2,715	3,274	7,493	17,708	28,645
Sales	$53,277	$65,092	$161,294	$388,431	$673,339

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

    Used Vehicle Sales.  Used vehicle sales are an important part of our overall profitability. Lithia retains a used vehicle manager at each of its locations.

    Lithia acquires the majority of its used vehicles through customer trade-ins, but also acquires them at "closed" auctions, which may be attended only by new vehicle dealers with franchises for the brands offered. These auctions offer off-lease, rental and fleet vehicles. Lithia also acquires vehicles at "open" auctions, which offer repossessed vehicles and vehicles being sold by other dealers.

    Lithia sells used vehicles to retail customers and, in the case of vehicles in poor condition, or vehicles that have not sold within a specified period of time, to other dealers and to wholesalers.

    The following table sets forth Lithia's unit and dollar sales of used vehicles for each of the past five years:

	1995	1996	1997	1998	1999
	(dollars in thousands)
Retail units	3,302	4,156	7,148	13,645	23,840
Retail sales	$36,997	$48,697	$88,571	$174,223	$313,449
Wholesale units	1,842	2,348	4,990	9,532	13,424
Wholesale sales	$7,064	$9,914	$24,528	$46,321	$62,113
Total units	5,144	6,504	12,138	23,177	37,264
Total sales	$44,061	$58,611	$113,099	$220,544	$375,562

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

    Because of the high profit margins that are typically generated through sales of F&I products, Lithia seeks to arrange financing for every vehicle it sells. Lithia has arranged financing for a larger percentage of its transactions than the industry average. During 1999, Lithia financed or arranged financing for over 73% of its new vehicle sales and 74% of its used vehicle sales, compared to an industry average of 46% and 51%, respectively (latest 1998 NADA data).

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

    Service, Body and Parts.  Lithia considers its auto service, body, paint and parts operations to be an integral part of its customer service program and an important element of establishing customer loyalty. Lithia provides parts and service primarily for the new vehicle brands sold by its dealerships but may also service other vehicles. In 1999, Lithia's service, body and parts operations generated $120.7 million in revenues, or 9.7% of total revenues. Lithia uses a variable pricing structure designed to reflect the difficulty and sophistication of different types of repairs and the cost and availability of parts.

    The service, body and parts business provides an important recurring revenue stream to the dealerships. Lithia markets its parts and service products by notifying the owners of vehicles purchased at its dealerships when their vehicles are due for periodic service. This practice encourages preventive maintenance rather than post-breakdown repairs. To a limited extent, revenues from the service, body and parts departments are counter-cyclical to new car sales as owners repair existing vehicles rather than buy new vehicles. We believe this helps mitigate the effects of a downturn in the new vehicle sales cycle.

    Lithia operates six collision repair centers, two in Oregon and one each in California, Washington, Colorado and Idaho.

    Ancillary Services and Products.  Lithia's F&I managers market a number of ancillary products and services to every purchaser of a new or used vehicle. Typically, these products and services yield high profit margins and contribute significantly to Lithia's overall profitability.

    Lithia sells third-party extended-service contracts, which cover many designated repairs. While all new vehicles are sold with the automobile manufacturer's standard warranty, service plans provide additional coverage beyond the time frame or scope of the manufacturer's warranty. Purchasers of used vehicles can purchase similar extended-service contracts.

    Lithia offers its customers credit life, health and accident insurance when they finance an automobile purchase. Lithia receives a commission on each policy sold. The Company also offers other ancillary products such as protective coatings, lifetime oil change packages and automobile alarms.

Sales and Marketing

    We believe that our "Priority You" program described earlier helps differentiate us from many other dealerships, thereby increasing customer traffic and developing stronger customer loyalty. Lithia also defines itself as "America's Car and Truck Store."

    Advertising and marketing play a significant role in our success. A large portion of an auto retailers' advertising and marketing expenses are provided for by the automobile manufacturers. The manufacturers also provide Lithia with market research, which assists Lithia in developing its own advertising and marketing campaigns.

    Lithia utilizes most forms of media in its advertising, including television, an internet web site, newspaper, radio and direct mail, which includes periodic mailers to previous customers. Lithia uses advertising to develop its image as a reputable dealer, offering quality service, affordable automobiles and financing for all buyers. In addition, Lithia's individual dealerships sponsor price discounts or other promotions designed to attract customers. By owning a cluster of dealerships in a particular market, we can save money from volume discounts and other media concessions. Lithia also participates as a member of a number of advertising cooperatives or associations whose members pool their resources and expertise together with those of the manufacturer to develop advertising campaigns.

    Lithia has dedicated resources to developing and maintaining its web site (www.lithia.com). We believe that our web site is a valuable lead-generation tool and information source for our customers. A visitor to Lithia's web site is able to do the following at each of Lithia's locations:

  •
  access the manufacturer sites for product information;

  •
  configure a new vehicle and view inventory;

  •
  view used vehicle inventory;

  •
  schedule a service appointment;

  •
  order parts and accessories; and

  •
  download customer discount coupons

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

    Senior management is able to access detailed information from all of its locations regarding:

  •
  inventory;

  •
  total unit sales and mix of new and used vehicle sales;

  •
  lease and finance transactions;

  •
  sales of ancillary products and services;

  •
  key cost items and profit margins; and

  •
  the relative performance of the dealerships.

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

    A franchise agreement may impose requirements on the dealer concerning such matters as:

  •
  the showroom;

  •
  service facilities and equipment;

  •
  inventories of vehicles and parts;

  •
  minimum working capital;

  •
  training of personnel; and

  •
  performance standards regarding sales volume and customer satisfaction.

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

    Most franchise agreements expire after a specified period of time, ranging from one to five years; however, some franchise agreements, including those with Chrysler, have no termination date. The typical franchise agreement provides for early termination or non-renewal by the manufacturer if there is:

  •
  a change of management or ownership without manufacturer consent;

  •
  insolvency or bankruptcy of the dealership;

  •
  death or incapacity of the dealer manager;

  •
  conviction of a dealer manager or owner of certain crimes;

  •
  misrepresentation of certain information by the dealership, dealer manager or owner to the manufacturer;

  •
  failure to adequately operate the dealership;

  •
  failure to maintain any license, permit or authorization required for the conduct of business; or

  •
  poor sales performance or low customer satisfaction index.

    Each franchise agreement authorizes at least one person to manage the dealership's operations. The manufacturer must approve changes in management or transfers of ownership of the dealership. Lithia has entered into master framework agreements with most of its manufacturers that impose additional requirements on its stores. See Exhibit 99 "Risk Factors" for further details.

Competition

    The automobile business is highly competitive. The automobile dealership industry is fragmented and characterized by a large number of independent operators, many of whom are individuals, families, and small groups. Lithia principally competes with other automobile dealers, both publicly and privately held, in the same general vicinity of its dealership locations. In addition, certain regional and national car rental companies operate retail used car lots to dispose of their used rental cars.

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

    The relationship between a franchised automobile dealership and a manufacturer is governed by various federal and state laws established to protect dealerships from the generally unequal bargaining power between the parties. A manufacturer may not:

  •
  terminate or fail to renew a franchise without good cause; or

  •
  prevent any reasonable changes in the capital structure or the manner in which a dealership is financed.

    Manufacturers may object to a sale or change of management based on character, financial ability or business experience of the proposed transferee.

    Automobile dealers and manufacturers are also subject to various federal and state laws established to protect consumers, including so-called "Lemon Laws." A manufacturer must replace a new vehicle or accept it for a full refund within one year after initial purchase if:

  •
  the vehicle does not conform to the manufacturer's express warranties; and

  •
  the dealer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect.

    We must provide written disclosures on new vehicles of mileage and pricing information. In addition, financing and insurance activities are subject to credit reporting, debt collection, and insurance industry regulation.

    Imported automobiles are subject to United States customs duties. Lithia may, from time to time, have to pay claims for duties, penalties or other charges.

    Lithia's business, particularly parts, service and collision repair operations involves hazardous or toxic substances or wastes. Lithia has been required to remove storage tanks containing such substances or wastes. Federal, state and local authorities establishing health and environmental quality standards regulate the handling and storage of hazardous materials. These governmental authorities also regulate remediation of contaminated sites, which could be Lithia facilities or sites to which Lithia sends hazardous or toxic substances or wastes for treatment, recycling or disposal. We believe that we do not have any material environmental liabilities and that compliance with environmental regulations will not have a material adverse effect on Lithia's results of operations or financial condition.

Employees

    As of December 31, 1999, we employed approximately 2,851 persons on a full-time equivalent basis. The service department employees at Lithia Dodge and Lithia Ford of Concord, Lithia Sun Valley Isuzu and Lithia Sun Valley Volkswagen are bound by collective bargaining agreements. The Company believes it has a good relationship with its employees.

Item 2. Properties

    Lithia's dealerships and other facilities consist primarily of automobile showrooms, display lots, service facilities, three collision repair and paint shops, rental agencies, supply facilities, automobile storage lots, parking lots and offices. We believe our facilities are currently adequate for our needs and are in good repair. Lithia owns some of its properties, but leases many properties, providing future flexibility to relocate its retail stores as demographics change. Lithia also holds some undeveloped land for future expansion.

Item 3. Legal Proceedings

    Lithia is a party to litigation that arises in the normal course of its business operations. We do not believe that we are presently a party to litigation that will have a material adverse effect on our business or operations.

Item 4. Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of Lithia's shareholders during the quarter ended December 31, 1999.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Lithia's Class A Common Stock began trading on the New York Stock Exchange on January 22, 1999 under the symbol LAD. Prior to that time, the Class A Common Stock traded on the Nasdaq National Market under the symbol LMTR. The quarterly high and low sales prices of the Class A Common Stock for the period from January 1, 1998 through December 31, 1999 were as follows:

	High	Low
1998
Quarter 1	$17.25	$12.00
Quarter 2	17.00	13.13
Quarter 3	18.25	10.38
Quarter 4	17.88	9.25
1999
Quarter 1	$20.50	$15.00
Quarter 2	20.50	15.13
Quarter 3	23.56	17.75
Quarter 4	22.94	15.75

    The number of shareholders of record and approximate number of beneficial holders of Class A Common Stock at February 29, 2000 was 1,695 and 1,900, respectively. All shares of Lithia's Class B Common Stock are held by Lithia Holding Company LLC. There were no cash dividends declared or paid in the last two fiscal years and Lithia does not intend to declare or pay cash dividends in the future. Lithia intends to retain any earnings that it may realize in the future to finance its acquisitions and operations. The payment of any future dividends will be subject to the discretion of the Board of Directors and will depend upon Lithia's results of operations, financial position and capital requirements, general business conditions, restrictions imposed by financing arrangements, if any, and legal restrictions on the payment of dividends. Lithia's agreements with Ford Motor Credit Company preclude the payment of cash dividends without the prior consent of Ford Credit.

Item 6. Selected Financial Data

	Year Ended December 31,
	1995(1)	1996(1)	1997	1998	1999
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
New vehicles	$53,277	$65,092	$161,294	$388,431	$673,339
Used vehicles	44,061	58,611	113,099	220,544	375,562
Service, body and parts	10,961	13,197	29,828	72,216	120,722
Other revenues	5,897	5,944	15,574	33,549	73,036

Total revenues	114,196	142,844	319,795	714,740	1,242,659
Cost of sales	92,054	117,025	265,049	599,379	1,043,373

Gross profit	22,142	25,819	54,746	115,361	199,286
Selling, general and administrative	16,333	19,830	40,625	85,188	146,381
Depreciation and amortization	1,907	1,756	2,483	3,469	5,573

Income from operations	3,902	4,233	11,638	26,704	47,332
Floorplan interest expense	(957)	(697)	(2,179)	(7,108)	(11,105)
Other interest expense	(433)	(656)	(824)	(2,735)	(4,250)
Other income, net	1,215	1,349	862	921	74

Income before minority interest and income taxes	3,727	4,229	9,497	17,782	32,051
Minority interest	(778)	(687)	—	—	—

Income before income taxes(1)	$2,949	3,542	9,497	17,782	32,051

Income tax (expense) benefit		813	(3,538)	(6,993)	(12,877)

Net income		$4,355	$5,959	$10,789	$19,174

Pro Forma Consolidated Statement of Operations Data:
Income before taxes and minority interest, as reported	$3,727	$4,229
Pro forma provision for taxes(2)	(1,430)	(1,623)

Pro forma net income	2,297	$2,606

Basic net income per share(3)	$0.50	$0.56	$0.85	$1.18	$1.72

Diluted net income per share(3)	$0.47	$0.52	$0.82	$1.14	$1.60

	As of December 31,
	1995(1)	1996(1)	1997	1998	1999
	(In thousands)
Consolidated Balance Sheet Data:
Working capital	$10,626	$25,431	$23,870	$53,553	$74,999
Total assets	44,117	68,964	166,526	294,398	506,433
Short-term debt	22,300	22,000	85,385	132,310	215,535
Long-term debt, less current maturities	10,743	6,160	26,558	41,420	73,911
Total shareholders' equity	3,716	27,914	37,877	91,511	155,638

(1)
Effective January 1, 1997, the Company converted from the LIFO method of accounting for inventories to the FIFO method. Accordingly, the 1995 and 1996 data has been restated to reflect this change. See Note 1 of Notes to Consolidated Financial Statements.
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
(3)
The per share amounts are pro forma for 1995 and 1996 and actual for 1997, 1998 and 1999.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

General

    In 1999, Lithia generated record revenues, EBITDA (earnings before interest, taxes, depreciation and amortization), net income and unit sales of new and used vehicles as follows (dollars in thousands):

	1998	1999	% Increase
Revenues	$714,740	$1,242,659	73.9%
EBITDA	$31,094	$52,979	70.4%
Cash flow from operations	$9,346	$22,381	139.5%
Net income	$10,789	$19,174	77.7%
Unit sales:
New	17,708	28,645	61.8%
Retail used	13,645	23,840	74.7%

    The following table shows selected condensed financial data expressed as a percentage of total revenues for the periods indicated for the average automotive dealer in the United States.

	Year Ended December 31,
	1998	1999
Average U.S. Dealership Statement of Operations Data:
Revenues:
New vehicles	59.0%	59.9%
Used vehicles	29.4	28.9
Parts and service, other	11.6	11.2

	100.0%	100.0%
Gross profit	12.9	12.6
Total dealership expense	11.2	10.8
Income before taxes	1.7%	1.8%

Source: NADA Industry Analysis Division

    The following table sets forth selected condensed financial data for Lithia expressed as a percentage of total revenues for the periods indicated below.

Lithia Motors, Inc.

	Year Ended December 31,
	1997	1998	1999
Revenues:
New vehicles	50.4%	54.3%	54.2%
Used vehicles	35.4%	30.9%	30.2%
Service, body and parts	9.3%	10.1%	9.7%
Other revenues	4.9%	4.7%	5.9%

Total revenues	100.0%	100.0%	100.0%
Gross profit	17.1%	16.1%	16.0%
Selling, general and administrative expenses	12.7%	11.9%	11.8%
Income from operations	3.6%	3.7%	3.8%

1999 Compared to 1998

    Revenues.  Revenues increased $527.9 million, or 73.9% to $1.24 billion for the year ended December 31, 1999 from $714.7 million in 1998. Total vehicles sold during 1999 increased by 25,024, or 61.2%, to 65,909 from 40,885 during 1998. Same store sales growth was 6.9% in 1999, with a 17.8% increase in same store finance and insurance revenue. Same store sales growth was 14.7% in 1998. The increases in units sold and revenue from all sources are a result of acquisitions and internal growth.

      New Vehicles.  In 1999, new vehicle sales of $673.3 million constituted 54.2% of total revenues compared to $388.4 million, or 54.3% of total revenues in 1998. The number of units sold and the average selling prices for 1999 and 1998 were as follows:

	1999	1998	% change
Units sold	28,645	17,708	61.8%
Average selling price	$23,506	$21,935	7.2%

      Retail Used Vehicles.  In 1999, retail used vehicle sales of $313.5 million constituted 25.2% of total revenues compared to $174.2 million, or 24.4% of total revenues in 1998. The number of units sold and the average selling prices for 1999 and 1998 were as follows:

	1999	1998	% change
Units sold	23,840	13,645	74.7%
Average selling price	$13,148	$12,768	3.0%

      Service, Body and Parts.  Lithia derives additional revenue from the sale of parts and accessories, maintenance and repair services and collision repair work. Revenues from these types of services increased 67.2% in 1999 to $120.7 million from $72.2 million in 1998.

      Other Revenues.  Other revenues consist primarily of financing and insurance ("F&I") transactions. Other revenues increased 117.7% to $73.0 million during 1999, from $33.5 million during 1998. Lithia increased its resources dedicated to developing and increasing other revenues during 1999.

    Gross Profit.  Gross profit increased 72.7% during 1999 to $199.3 million, from $115.4 million in 1998, primarily due to increased revenues as indicated above. Gross profit margins achieved in 1999 and 1998 were as follows:

	1999 industry average	Lithia 1999	Lithia 1998	Lithia % change
Overall	12.6%	16.0%	16.1%	(0.6%)
New vehicles	6.4%	9.5%	10.1%	(5.9%)
Retail used vehicles	10.7%	11.6%	11.0%	5.5%

    The decrease in the new vehicle gross profit percentage is primarily due to the mix of stores added due to acquisitions. These stores have lower selling, general and administrative costs as a percentage of revenues than Lithia's preexisting stores, lending themselves to a high volume, low cost strategy of retailing vehicles. The increase in the retail used vehicle gross profit margin is primarily due to improved inventory management company wide and operational improvements at its newly acquired stores, as the Lithia model was implemented. Sales of used vehicles to other dealers and to wholesalers are frequently at, or close to, cost.

    Selling, General and Administrative Expense.  Selling, general and administrative ("SG&A") expense increased $61.2 million, or 71.8%, to $146.4 million (11.8% of total revenues) in 1999 from $85.2 million (11.9% of total revenues) in 1998. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in revenues and the number of total locations. The decrease in SG&A as a percent of total revenues is a result of economies of scale gained as the fixed expenses are spread over a larger revenue base and from economies of scale as Lithia consolidates multiple stores in a single market.

    Depreciation and Amortization.  Depreciation and amortization expense increased $2.1 million or 60.7% to $5.6 million (0.4% of total revenues) in 1999 from $3.5 million (0.5% of total revenues) in 1998, primarily as a result of increased property and equipment and goodwill related to acquisitions in 1998 and 1999.

    Income from Operations.  Income from operations increased to $47.3 million (3.8% of total revenues) for the year ended December 31, 1999 compared to $26.7 million (3.7% of total revenues) in 1998. In addition to gaining efficiencies related to economies of scale, Lithia has seen improvements in the operating margins at stores that it has acquired and operated for a full year, bringing them more in line with its pre-existing stores.

    Floorplan Interest Expense.  Floorplan interest expense increased 56.2% to $11.1 million (0.9% of total revenues) in 1999 from $7.1 million (1.0% of total revenues) in 1998. The increase in floorplan interest is a result of increased flooring notes payable related to increased inventories as a result of the increase in stores owned and vehicles sold. Lithia has been able to reduce its floorplan interest expense as a percentage of total revenues by successfully managing inventory levels.

    Income Tax Expense.  Lithia's effective tax rate for 1999 was 40.2% compared to 39.3% for 1998. Lithia's effective tax rate may be affected by the purchase of new dealerships in jurisdictions with tax rates either higher or lower than the current effective rate.

    Net Income.  Net income rose 77.7% to $19.2 million (1.5% of total revenues) for the year ended December 31, 1999 from $10.8 million (1.5% of total revenues) for 1998, as a result of the individual line item changes discussed above.

1998 Compared to 1997

    Revenues.  Revenues increased $394.9 million, or 123% to $714.7 million for the year ended December 31, 1998 from $319.8 million in 1997. Total vehicles sold during 1998 increased by 21,254, or 108%, to 40,885 from 19,631 during 1997. Same store sales growth was 14.7% in 1998 compared to industry growth for new vehicles of 2.9% for 1998. During 1998, the Company's skill in integrating dealerships resulted in 22% sales growth and 44% pre tax income growth at the first ten stores that were purchased since Lithia's initial public offering. Increases in units sold and all sources of revenue were primarily a result of acquisitions and strong internal growth.

      New Vehicles.  In 1998 new vehicle sales of $388.4 million constituted 54.3% of total revenues compared to $161.3 million, or 50.4% of total revenues, in 1997. The number of units sold and the average selling prices for 1998 and 1997 were as follows:

	1998	1997	% change
Units sold	17,708	7,493	136.3%
Average selling price	$21,935	$21,526	1.9%

      Retail Used Vehicles.  In 1998 retail used vehicle sales $174.2 million constituted 24.4% of total revenues compared to $88.6 million, or 27.7% of total revenues in 1997. The number of units sold and the average selling prices for 1998 and 1997 were as follows:

	1998	1997	% change
Units sold	13,645	7,148	90.9%
Average selling price	$12,768	$12,391	3.0%

      Service, Body and Parts.  Lithia derives additional revenue from the sale of parts and accessories, maintenance and repair services and collision repair work. Revenues from these types of services increased 142% in 1998 to $72.2 million from $29.8 million in 1997.

      Other Revenues.  Other revenues consist primarily of financing and insurance ("F&I") transactions. Other revenues increased 115% to $33.5 million during 1998, from $15.6 million during 1997.

    Gross Profit.  Gross profit increased 111% during 1998 to $115.4 million, compared with $54.7 million for 1997, primarily because of the increase in new and used vehicle unit sales during the period. The overall gross profit margin achieved was 16.1% for 1998 compared to 17.1% for 1997. The decrease in gross profit margin was primarily a result of the acquisition of several new dealerships during 1997 and 1998, which were generating gross margins lower than those of Lithia's pre-existing stores. These stores generally have lower selling, general and administrative costs as well. Lithia's overall gross margin percentage increased throughout 1998 as it integrated its new dealerships into its existing operations. The overall gross margin in the fourth quarter of 1998 was 16.9%. Lithia's gross profit margin continues to exceed the average U.S. dealership gross profit margin of 12.7% for the full year of 1997.

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

    Selling, General and Administrative Expense.  Selling, general and administrative ("SG&A") expense increased $44.6 million, or 110%, to $85.2 million for 1998 compared to $40.6 million for 1997. SG&A as a percentage of total revenues decreased to 11.9% for 1998 from 12.7% for 1997. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in sales and the number of total locations. The decrease in SG&A as a percent of total revenues was a result of economies of scale gained as the fixed expenses were spread over a larger revenue base and from economies of scale as Lithia consolidated multiple stores in a single market.

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

    Interest Expense.  Total interest expense increased $6.8 million, or 228%, to $9.8 million for the year ended December 31, 1998 compared to $3.0 million for 1997, primarily as a result of increased floorplan notes payable related to increased inventories as a result of the increase in stores owned and vehicles sold.

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

    Ford Motor Credit Company, Toyota Motor Credit Corporation, Chrysler Financial Corporation and General Motors Acceptance Corporation have agreed to floor all of Lithia's new vehicles for their respective brands with Ford Credit serving as the primary lender for all other brands. There are no formal limits to these commitments for new vehicle wholesale financing.

    Ford Credit has also extended a $85 million revolving line of credit for used vehicles and a $115 million acquisition line of credit to purchase dealerships of any brand. These commitments have an expiration date of December 1, 2002, with interest due monthly. Lithia also has the option to convert the acquisition line into a five-year term loan. In addition, U.S. Bank N.A. has extended a $10 million revolving line of credit for leased vehicles and a $15 million line of credit for equipment purchases.

    The lines with Ford Credit are cross-collateralized and are secured by inventory, accounts receivable, intangible assets and equipment. The other new vehicle lines are secured by new vehicle inventory of the relevant dealerships.

    The Ford Credit lines of credit contain financial covenants requiring Lithia to maintain compliance with, among other things, specified ratios of (i) total debt to tangible base capital; (ii) total adjusted debt to tangible base capital; (iii) current ratio; (iv) fixed charge coverage; and (v) net cash. The Ford Credit lines of credit agreements also preclude the payment of cash dividends without the prior consent of Ford Credit. Lithia was in compliance with all such covenants at December 31, 1999.

    Interest rates on all of the above facilities ranged from 7.33% to 8.08% at December 31, 1999. Amounts outstanding on the lines at December 31, 1999 were as follows (in thousands):

New and Program Vehicle Lines	$208,403
Used Vehicle Line	35,500
Acquisition Line	0
Leased Vehicle Line	4,880
Equipment Line	6,605

$255,388

    The $9.0 million related party payable at December 31, 1999 relates to additional purchase price for the Moreland acquisition as a result of contingent payouts that were earned during 1999. In addition to the $9.0 million of cash, the Company had accrued for the issuance of $4.5 million of its Class A Common

Stock and $4.5 million of its Series M Preferred Stock to satisfy the contingent payout requirements. The cash was paid and the stock was issued in the first quarter of 2000.

    Lithia anticipates that it will be able to satisfy its cash requirements at least through December 31, 2000, including its currently anticipated growth, primarily with cash flow from operations, borrowings under available credit facilities and cash currently available.

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

Year 2000

    Lithia has not experienced any significant year 2000 problems with its products, internal systems and processes or suppliers. Lithia spent approximately $1.1 million to help ensure year 2000 compliance. Lithia does not expect to incur any additional cost related to year 2000 issues.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

    Lithia's only financial instruments with market risk exposure are variable rate floor plan notes payable and other credit line borrowings. At December 31, 1999 Lithia had $255.4 million outstanding under such facilities at interest rates ranging from 7.33% to 8.08%. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

Item 8.  Financial Statements and Supplementary Financial Data

    The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 14 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 1999 is as follows:

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	In thousands, except per share data
1998
Total revenues	$146,198	$173,541	$195,914	$199,087
Gross profit	22,946	27,098	31,752	33,565
Income before income taxes	2,466	3,629	5,965	5,722
Income taxes	947	1,407	2,307	2,333
Net income	1,519	2,222	3,658	3,390
Basic net income per share	0.22	0.24	0.36	0.33
Diluted net income per share	0.21	0.24	0.35	0.32
1999
Total revenues	$224,145	$307,753	$357,369	$353,392
Gross profit	35,200	48,786	57,245	58,055
Income before income taxes	5,005	7,779	9,924	9,343
Income taxes	1,976	3,202	4,071	3,628
Net income	3,029	4,577	5,853	5,715
Basic net income per share	0.30	0.42	0.50	0.49
Diluted net income per share	0.29	0.40	0.47	0.43

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

    Information required by this item is included under the captions Election of Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance, respectively, in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation

    The information required by this item is included under the caption Executive Compensation in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

    The information required by this item is included under the caption Security Ownership of Certain Beneficial Owners and Management in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

    The information required by this item is included under the caption Certain Relationships and Related Transactions in the Company's Information Statement for its 2000 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements and Schedules

    The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

    There are no schedules required to be filed herewith.

(b)  Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

(c)  Exhibits

    The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit		Description
3.1		Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999.
3.2	(a)	Bylaws of Lithia Motors, Inc.
4	(a)	Specimen Common Stock certificate
10.1	(b)	Agreement for Purchase and Sale of Business Assets between Rodway Chevrolet Co. and Lithia Motors, Inc., dated March 19, 1998.
10.2	(b)	Stock Purchase Agreement between William N. Hutchins, Hutchins Eugene Nissan, Inc. and Hutchins Imported Motors and Lithia Motors, Inc., dated June 18, 1998.
10.2.1	(c)	First, Second and Third Addenda to Stock Purchase Agreement by and between William N. Hutchins, Hutchins Imported Motors, Inc. and Hutchins Eugene Nissan, Inc. and Lithia Motors, Inc., dated June 18, 1998.
10.3	(d)	Restated Stock Purchase Agreement, by and between Phil S. Camp, Jerry W. Camp, Jr., Julie A. Camp McKay, Chris E. Camp, Travis W. Camp, Carter B. Camp and Camp Automotive, Inc. and Lithia Motors, Inc., dated August 1, 1998.
10.4	(e)	Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and Moreland Auto Limited Partnership, RLLLP and G. Michael Downey and Moreland Auto Corp.(1)
10.5	(e)	Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and L.A.H. Automotive Limited Partnership, RLLLP and L.A.H. Automotive Enterprises, Inc.
10.6	(e)	Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and William D. Limited Partnership, RLLLP and James Jannicelli and William D.Corp.
10.7	(e)	Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and Cherry Creek Dodge Limited Partnership, RLLLP and Cherry Creek Dodge, Incorporated.
10.8	(e)	Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and Colorado Springs Jeep Eagle Limited Partnership, RLLLP and Alex Jannicelli and Colorado Springs Jeep/Eagle, Inc.,
10.9	(e)	Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and Foothills Automotive Plaza Limited Partnership, RLLLP and Jerry Cash and Foothills Automotive Plaza, Inc.
10.10	(e)	Agreement and Plan of Reorganization dated January 1, 1999 by and between Lithia Motors, Inc. and Reno Auto Sales Limited Partnership, RLLLP and Reno Auto Sales, Inc.,
10.11	(a)	1996 Stock Incentive Plan
10.11.1	(b)	Amendment No. 1 to the Lithia Motors, Inc. 1996 Stock Incentive Plan
10.12.	(a)	Form of Incentive Stock Option Agreement
10.12.1	(a)	Form of Non-Qualified Stock Option Agreement
10.12.2	(a)	Form of Incentive Stock Option Agreement
10.13	(f)	1997 Non-Discretionary Stock Option Plan for Non-Employee Directors
10.14	(g)	Employee Stock Purchase Plan

10.15	(a)	Chrysler Corporation Sales and Service Agreement Additional Terms and Provisions
10.15.1		Chrysler Corporation Chrysler Sales and Service Agreement, dated September 28, 1999, between Chrysler Corporation and Lithia Chrysler Plymouth Jeep Eagle, Inc. (Additional Terms and Provisions to the Sales and Service Agreements are in Exhibit 10.15)(1)
10.16	(a)	Mercury Sales and Service Agreement General Provisions(2)
10.16.1	(g)	Supplemental Terms and Conditions agreement between Ford Motor Company and Lithia Motors, Inc. dated June 12, 1997.
10.16.2	(g)	Mercury Sales and Service Agreement, dated June 1, 1997, between Ford Motor Company and Lithia TLM, LLC dba Lithia Lincoln Mercury (general provisions are in Exhibit 10.16)(3)
10.17	(g)	Volkswagen Dealer Agreement Standard Provisions *
10.17.1		Volkswagen Dealer Agreement dated September 17, 1998, between Volkswagen of America, Inc. and Lithia HPI, Inc. dba Lithia Volkswagen. (standard provisions are in Exhibit 10.17)(4)
10.18	(a)	General Motors Dealer Sales and Service Agreement Standard Provisions
10.18.1		Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement, dated January 16, 1998.
10.18.2	(h)	Chevrolet Dealer Sales and Service Agreement dated October 13, 1998 between General Motors Corporation, Chevrolet Motor Division and Camp Automotive, Inc.(5)
10.19		Omitted
10.19.1		Omitted
10.19.2		Omitted
10.20	(a)	Toyota Dealer Agreement Standard Provisions
10.20.1		Toyota Dealer Agreement, between Toyota Motor Sales, USA, Inc. and Lithia Motors, Inc., dba Lithia Toyota, dated February 15, 1996.(7)
10.21		Omitted
10.21.1		Omitted
10.22	(g)	Nissan Standard Provisions
10.22.1		Nissan Public Ownership Addendum, dated August 30, 1999 (identical documents executed by each Nissan dealership).
10.22.2	(g)	Nissan Dealer Term Sales and Service Agreement between Lithia Motors, Inc., Lithia NF, Inc., and the Nissan Division of Nissan Motor Corporation In USA dated January 2, 1998. (standard provisions are in Exhibit 10.22)(9)
10.23		Omitted
10.24		Omitted
10.24.1		Omitted
10.25		Omitted
10.26	(g)	Saturn Distribution Corporation Retailer Agreement, dated June 16, 1997, between Saturn Distribution Corporation and Saturn of Southwest Oregon, Inc.

10.26.1	(g)	Supplemental Agreement to Saturn Retailer Agreement, dated August 26, 1997, between Saturn of Southwest Oregon, Inc., Lithia Motors, Inc., Sidney B. DeBoer, Lithia Holding, LLC, and Saturn Distribution Corporation.
10.27		Hyundai Standard Provisions
10.27.1	(g)	Hyundai Motor America Dealer Sales and Service Agreement, dated January 26, 1998, between Hyundai Motor America and Lithia JEF, Inc.(13)
10.28		Omitted
10.28.1		Omitted
10.29		Omitted
10.30		Omitted
10.31	(h)	$75,000,000 Credit Agreement dated November 23, 1998 between Ford Motor Credit Company and Lithia Motors, Inc.
10.31.1		Amendment No. 1 dated December 1, 1999 to $75,000,000 Credit Agreement dated November 23, 1998 between Ford Motor Credit Company and Lithia Motors, Inc.
10.32	(h)	$60,000,000 Credit Agreement dated November 23, 1998 between Ford Motor Credit Company and Lithia Motors, Inc.
10.32.1		Amendment No. 1 dated December 1, 1999 to $60,000,000 Credit Agreement dated November 23, 1998 between Ford Motor Credit Company and Lithia Motors, Inc.
10.33	(j)	$10.0 million vehicle lease line and $15.0 million equipment line of credit Loan Agreement between Lithia Financial Corporation, Lithia Motors, Inc. and Lithia SALMIR, Inc. and U.S. Bank National Association
10.34		Lease Agreement between Moreland Properties, LLC and Lithia Real Estate, Inc., dated May 14, 1999, relating to properties located at 350 S. Havana, Aurora, CO.(15)
10.35		Sublease between Moreland Properties, LLC and Lithia Real Estate, Inc. dated May 14, 1999, relating to properties located at 4940 S. Broadway and 50 E. Chenango, Englewood, CO.(16)
10.36		Lease Agreement between CAR LIT, L.L.C. and Lithia Real Estate, Inc. relating to properties in Medford, OR.(17)
10.37	(a)	Form of Commercial Lease, effective January 1, 1997, between Lithia Real Estate and various dealership affiliates.(18)
10.38		Lease and Sublease Agreement between Camp Investments, LLC and Lithia Real Estate, Inc. dated October 15, 1998.
10.39		Commercial Lease between William and Suzanne Hutchins and Lithia Real Estate, Inc., dated November 2, 1998.
10.40		Lease Agreement between Bruce Properties, LLC and Lithia Real Estate, Inc,. dated August 30, 1999.
10.41		Lease Agreement with Capital Automotive, L.P. and Roundtree of Idaho, Inc., dated related to properties located at 9411 W. Fairview, Boise, ID.
10.41.1		Assignment of Lease between Roundtree of Idaho, Inc. and Lithia Real Estate, Inc.
10.42	(k)	Lease Agreement and assignment thereof, among George Valente and Lena E. Valente as trustees of the George and Lena E. Valente Trust, Sun Valley Ford, Inc. and Lithia Motors, Inc. dated August 4, 1997.

10.43	(g)	Lease Agreement among Paul H. Snider and Dick Donnelly Automotive Enterprises, Inc. dated October 17, 1989
10.44	(g)	Lease Agreement among Richard M. Donnelly and Susan K. Donnelly and Lithia Real Estate, Inc. dated October 1, 1997
10.45	(g)	Lease Agreement among BR Enterprises and Lithia Motors, Inc. dated September 3, 1997
10.46	(g)	Real Property Lease Agreement among James D. Plummer and Lithia Real Estate, Inc. dated October 14, 1997
10.47	(g)	Lease Agreement among Teddy Bear Havas Motors, Inc. and United American Funding, Inc. dated July 28, 1992
21		Subsidiaries of Lithia Motors, Inc.
23		Consent of KPMG LLP
27		Financial Data Schedule
99		Risk Factors

(a)
Incorporated by reference from the Company's Registration Statement on Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities Exchange Commission on December 18, 1996.
(b)
Incorporated by reference from the Company's Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998.
(c)
Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1998 as filed with the Securities and Exchange Commission on November 12, 1998.
(d)
Incorporated by reference from the Company's Form 8-K dated October 15, 1998 as filed with the Securities and Exchange Commission on October 28, 1998.
(e)
Incorporated by reference from the Company's Form 10-Q for the quarter ended March 31, 1999 as filed with the Securities and Exchange Commission on May 12, 1999.
(f)
Incorporated by reference from the Company's Registration Statement on Form S-8, Registration Statement No. 333-45553, as filed with the Securities Exchange Commission on February 4, 1998.
(g)
Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998.
(h)
Incorporated by reference from the Company's Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999
(i)
Omitted
(j)
Incorporated by reference from the Company's Form 10-Q for the quarter ended September 30, 1999 as filed with the Securities and Exchange Commission on November 12, 1999.
(k)
Incorporated by reference from the Company's Form 8-K/A as filed with the Securities Exchange Commission on October 14, 1997.

(1)
Substantially identical agreements exist between Chrysler Corporation and Lithia Chrysler Plymouth Jeep Eagle, Inc., dba Lithia Chrysler Plymouth Jeep, relating Plymouth and Jeep, dated September 28, 1999; Lithia Centennial Chrysler Plymouth Jeep, Inc., relating to Chrysler, Plymouth and Jeep dated May 26, 1999; Lithia Cherry Creek Dodge, Inc., relating to Dodge sales and service (dated May 26, 1999; Lithia Colorado Chrysler Plymouth, Inc., dba Lithia Chrysler Plymouth Kia relating to Chrysler and Plymouth sales and service, dated May 26, 1999; Lithia Colorado Jeep, Inc., relating to Jeep sales and service, dated May 26, 1999; Lithia Colorado Springs Jeep Chrysler Plymouth, Inc., relating to Chrysler, Plymouth and Jeep sales and service, dated May 26, 1999; Lithia DE, Inc., dba Lithia Dodge of Eugene, relating to Dodge sales and service dated March 4, 1999; Lithia Dodge, L.L.C., dba Lithia Dodge, relating to Dodge sales and service, dated October 14, 1999;

  Lithia Foothills Chrysler, Inc., relating to Chrysler, Plymouth, Dodge, and Jeep sales and service, dated May 26, 1999; Lithia's Grants Pass Auto Center, L.L.C., relating to Chrysler, Plymouth, Dodge and Jeep sales and service, dated April 21, 1999; Lithia JEB, Inc., dba Lithia Jeep of Bakersfield, relating to Jeep sales and service, dated March 11, 1998; Lithia JEF, Inc., dba Lithia Jeep of Fresno, relating to Jeep sales and service, dated January 21, 1998; Lithia Klamath, Inc., dba Lithia Dodge Chrysler Plymouth Jeep of Klamath Falls, relating to Chrysler, Plymouth, Dodge, and Jeep sales and service, dated May 27, 1999; Lithia of Roseburg, Inc., dba Lithia Dodge Chrysler Plymouth Jeep of Roseburg, relating to Chrysler, Plymouth, Jeep, and Dodge sales and service, dated December 14, 1999; Lithia DC, Inc., dba Lithia Dodge of Concord, relating to Dodge sales and service, dated April 2, 1998; Lithia Dodge of Tri-Cities, Inc., relating to Dodge sales and service, dated October 5, 1999

(2)
Substantially identical agreements exist with Ford Motor Company for its Ford and Lincoln lines.
(3)
Substantially identical agreements exist between Ford Motor Company and Lithia TLM, LLC., relating to Lincoln sales and service, dated June 1, 1997; Lithia FMF, Inc., dba Lithia Ford of Fresno, relating to Ford sales and service, dated December 17, 1997; Lithia FN, Inc., dba Lithia Ford Lincoln Mercury of Napa, relating to Ford, Lincoln and Mercury sales and service, dated June 30, 1997; Lithia FVHC, Inc., dba Lithia Ford of Concord, relating to Ford sales and service, dated August 11, 1997; Lithia Rose-FT, Inc., dba Lithia Ford Lincoln Mercury of Roseburg, relating to Ford, Lincoln and Mercury sales and service, dated August 30, 1999 (except that these agreements are for 2 year terms); Roundtree Lincoln-Mercury, Inc., Lincoln and Mercury sales and service, dated December 9, 1999 (except that these agreements are for 2 year terms); Lithia SALMIR, Inc., dba Lithia Lincoln Mercury of Reno, relating to Lincoln and Mercury sales and service, dated 1/14/2000 (terminating on November 30, 2000).
(4)
Substantially identical agreements exist between Volkswagen of America, Inc. and Lithia SALMIR, Inc., dba Lithia Volkswagen of Reno, dated June 9, 1999; and Lithia VWC, Inc., dba Lithia Volkswagen of Concord, dated October 30, 1998; and Audi of America, Inc., a division of Volkswagen of America, Inc., and Lithia SALMIR, Inc., relating to Audi sales and service, dated January 1, 1998.
(5)
A substantially identical agreement exists between Chevrolet Motor Division, GM Corporation, and Lithia CIMR, dba Lithia Chevrolet of Redding relating to Chevrolet sales and service, dated June 15, 1998.
(6)
Omitted
(7)
Substantially identical agreements exist (except the terms are all 2 years) between Toyota Motor Sales, USA, Inc. and Lithia TKV, Inc. dba Lithia Toyota of Vacaville, dated August 26, 1998; Lithia TR, Inc., dba Lithia Toyota of Redding, dated June 26, 1998; Lithia Klamath, Inc., dba Lithia Toyota of Klamath Falls, dated May 27, 1999; Hutchins Imported Motors, Inc., dba Lithia Toyota of Springfield, dated November 3, 1998.
(8)
Omitted
(9)
Substantially identical agreements exist between Nissan Motor Corporation and Lithia NB, Inc., dba Lithia Nissan of Bakersfield, dated October 2, 1997; Hutchins Eugene Nissan, Inc., dba Lithia Nissan of Eugene, dated April 2, 1998; Lithia BNM, Inc., dba Lithia Nissan, dated February 13, 1998; Lithia Nissan of Roseburg, Inc, dated August 30, 1999.
(10)
Omitted
(11)
Omitted
(12)
Omitted
(13)
Substantially identical agreements exist between Hyundai Motor America and Lithia Foothills Chrysler, Inc., dba Lithia Foothills Hyundai, dated May 26, 1999; Lithia Reno Sub-Hyun, Inc., dba Lithia Reno Hyundai, dated April 16, 1999.

(14)
Omitted
(15)
Substantially identical leases of the same date exist between: Moreland Properties L.L.C and Lithia Real Estate, Inc. relating to property in Aurora, CO located at 505 S. Havana (except that monthly rent is $23,000) and at 625 S. Havana (except that monthly rent is $7,500); relating to property in Englewood, CO, located at 6780 S. Emporia St. (except that monthly rent is $5,000) and at 9980 E. Arapahoe Rd, (except that monthly rent is $32,000); and relating to property located in Reno, NV at the "Lot on Grove St." (except that the monthly rent is $3,500); between DOCAR, LLC and Lithia Real Estate, Inc. relating to property in Aurora, CO, located at 658 S Havana, (except that the monthly rent is $7,000) an at 2727 S. Havana (except that monthly rent is $30,000); and in Fort Collins, CO, located at 3835 S. College (except that monthly rent is $28,800).

(16)
Substantially identical subleases of the same date exist between Moreland Properties L.L.C and Lithia Real Estate, Inc.; relating to property in Aurora, CO, located at 501 S. Havana (monthly rent is $20,800 and lease terminates May 30, 2002); relating to property in Colorado Springs, CO, located at 1250 S. Nevada (term is month-to-month and rent is $14,180); between Cherry Creek Investment Associates, LLC and Lithia Real Estate, Inc. relating to property in Colorado Springs, CO, located at 15 E Arvada (terminates October 30, 2005 and monthly rent is $12,594), at 25 W Arvada (terminates October 30, 2005 and monthly rent is $11,000) and at 35 W Arvada (terminates October 30, 2005 and monthly rent is $11,000); and between Cash Moreland, LLC and Lithia Real Estate, Inc. relating to property in Fort Collins, CO, located at 3701 S College (terminates January 30, 2003 and monthly rent is $20,800).
(17)
Tract (1): 700 & 822 N. Central Ave, 217 & 220 N. Beatty St., 710 & 815 Niantic St., 713 & tax lot 13900 on Maple St., tax lot 13700 on Putnam, 527, 531, 533 & 613 N. Bartlett, collectively at a annual lease rate of $284,741; Tract (2): 400 N. Riverside at an annual lease rate of $117,900; Tract (3): 325 & 360 E. Jackson St., 400 N. Central Ave., 315, 321, 334, 341, 343 & 345 Apple St., 440 Front St., 401 & 405 E. 4th St., 326 & 344 N. Bartlett, 309, 315 & 333 N. Riverside collectively at an annual lease rate of $521,463; Tract (4): 322 E. 4th, 315 & 324 E. 5th St., 225, 319 & 323 E. 6th, tax lot 8000 at 6th & Riverside, 129 & 201 N. Riverside, 220, 224 & 235 N. Bartlett, tax lot 4700 at 4th and N. Bartlett, tax lots 4400 & 4500 on Maple, collectively at an annual lease rate of $472,716; Tract (5): 400, 705, 712 & 717 N Riverside, 712 Pine St., collectively at an annual lease rate of $172,291; Tract (6); relating to properties located in Grants Pass, Oregon at 1421 NE 6th St and 1470 NE 7th St, collectively at an annual lease rate of $260,292.
(18)
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

Date: March 29, 2000	LITHIA MOTORS, INC.
	By	/s/ SIDNEY B. DEBOER Sidney B. DeBoer Chairman of the Board and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2000:

Signature	Title

/s/ SIDNEY B. DEBOER Sidney B. DeBoer	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ BRIAN R. NEILL Brian R. Neill	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
/s/ M. L. DICK HEIMANN M. L. Dick Heimann	Director, President and Chief Operating Officer
/s/ R. BRADFORD GRAY R. Bradford Gray	Director and Executive Vice President
/s/ THOMAS BECKER Thomas Becker	Director
/s/ W. DOUGLAS MORELAND W. Douglas Moreland	Director
/s/ WILLIAM J. YOUNG William J. Young	Director

Independent Auditors' Report

The Board of Directors and Shareholders
Lithia Motors, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lithia Motors, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Portland, Oregon
February 14, 2000

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31,
	1999	1998
Assets
Current Assets:
Cash and cash equivalents	$30,364	$20,879
Trade receivables	25,683	17,287
Notes receivable, current portion, net of allowance for doubtful accounts of $677 and $714	2,777	3,074
Inventories, net	268,281	157,455
Vehicles leased to others, current portion	3,000	861
Prepaid expenses and other	3,815	1,933
Deferred income taxes	724	2,707

Total Current Assets	334,644	204,196
Property and Equipment, net of accumulated depreciation of $5,683 and $3,907	52,368	32,933
Notes Receivable, less current portion	4,095	7,173
Vehicles Leased to Others, less current portion	2,808	5,647
Goodwill, net of accumulated amortization of $3,073 and $1,180	110,677	42,951
Other Non-Current Assets, net of accumulated amortization of $143 and $103	1,841	1,498

Total Assets	$506,433	$294,398

Liabilities and Shareholders' Equity
Current Liabilities:
Notes payable	$—	$515
Flooring notes payable	208,403	124,167
Current maturities of long-term debt	7,039	7,601
Current portion of capital leases	93	27
Trade payables	11,873	6,313
Payable to related party	9,000	—
Accrued liabilities	23,237	12,020

Total Current Liabilities	259,645	150,643
Long-Term Debt, less current maturities	73,715	38,994
Long-Term Capital Lease Obligation, less current portion	196	2,426
Deferred Revenue	2,262	2,076
Other Long-Term Liabilities	5,456	1,606
Deferred Income Taxes	9,521	7,142

Total Liabilities	350,795	202,887

Shareholders' Equity:
Preferred stock—no par value; authorized 15,000 shares; issued and outstanding; none	—	—
Convertible, redeemable Series M preferred stock; authorized 15 shares; issued and outstanding 10.4 and 0	6,216	—
Class A common stock—no par value; authorized 100,000 shares; issued and outstanding 7,824 and 6,105	102,333	70,871
Class B common stock authorized 25,000 shares; issued and outstanding 4,087 and 4,110	508	511
Additional paid-in capital	7,428	150
Retained earnings	39,153	19,979

Total Shareholders' Equity	155,638	91,511

Total Liabilities and Shareholders' Equity	$506,433	$294,398

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Years Ended December 31,
	1999	1998	1997
Revenues:
New vehicle sales	$673,339	$388,431	$161,294
Used vehicle sales	375,562	220,544	113,099
Service, body and parts	120,722	72,216	29,828
Other revenues	73,036	33,549	15,574

Total revenues	1,242,659	714,740	319,795
Cost of sales	1,043,373	599,379	265,049

Gross profit	199,286	115,361	54,746
Selling, general and administrative	146,381	85,188	40,625
Depreciation and amortization	5,573	3,469	2,483

Income from operations	47,332	26,704	11,638
Other income (expense)
Floorplan interest expense	(11,105)	(7,108)	(2,179)
Other interest expense	(4,250)	(2,735)	(824)
Other income, net	74	921	862

	(15,281)	(8,922)	(2,141)

Income before income taxes	32,051	17,782	9,497
Income tax expense	(12,877)	(6,993)	(3,538)

Net income	$19,174	$10,789	$5,959

Basic net income per share	$1.72	$1.18	$0.85

Diluted net income per share	$1.60	$1.14	$0.82

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders' Equity

(In thousands)

			Common Stock
	Series M Preferred Stock
			Class A		Class B
							Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance December 31, 1996	—	$—	2,500	$24,172	4,110	$511	$—	$3,231	$27,914
Net income	—	—	—	—	—	—	—	5,959	5,959
Underwriters' overallotment option	—	—	375	3,783	—	—	—	—	3,783
Compensation for stock option issuances	—	—	—	—	—	—	59	—	59
Issuance of stock in connection with employee stock plans	—	—	51	162	—	—	—	—	162

Balance at December 31, 1997	—	—	2,926	28,117	4,110	511	59	9,190	37,877
Net income	—	—	—	—	—	—	—	10,789	10,789
Issuance of Class A Common Stock, net of offering expenses of $594	—	—	3,151	42,498	—	—	—	—	42,498
Compensation for stock option issuances	—	—	—	—	—	—	78	—	78
Tax benefit of disqualifying dispositions	—	—	—	—	—	—	13		13
Issuance of Class A Common Stock in connection with acquisition	—	—	13	125	—	—	—	—	125
Issuance of stock in connection with employee stock plans	—	—	15	131	—	—	—	—	131

Balance at December 31, 1998	—	—	6,105	70,871	4,110	511	150	19,979	91,511
Net income	—	—	—	—	—	—	—	19,174	19,174
Issuance of Class A Common Stock in connection with acquisitions	—	—	1,611	30,638	—	—	4,500	—	35,138
Issuance of stock in connection with employee stock plans	—	—	85	821					821
Compensation for stock option issuances	—	—	—	—	—	—	78	—	78
Conversion of Class B Common Stock into Class A Common Stock	—	—	23	3	(23)	(3)			—
Issuance of Series M Preferred Stock in connection with acquisition	10,360	6,216	—	—	—	—	2,700	—	8,916

Balance at December 31, 1999	10,360	$6,216	7,824	$102,333	4,087	$508	$7,428	$39,153	$155,638

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	1999	1998	1997
Cash flows from operating activities:
Net income	$19,174	$10,789	$5,959
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	5,573	3,469	2,483
Compensation related to stock option issuances	78	78	59
(Gain) loss on sale of assets	(4)	30	(1)
(Gain) loss on sale of vehicles leased to others	253	33	(286)
Deferred income taxes	(1,673)	565	336
Equity in income of affiliate	(61)	(7)	(102)
(Increase) decrease, net of effect of acquisitions, in:
Trade and installment contract receivables, net	2,940	(6,714)	(5,087)
Inventories	(20,094)	(17,614)	(9,009)
Prepaid expenses and other	845	(1,614)	(678)
Other noncurrent assets	(378)	204	(486)
Increase (decrease), net of effect of acquisitions, in:
Floorplan notes payable	16,012	21,425	9,122
Trade payables	(13,570)	(2,759)	1,440
Accrued liabilities	4,492	2,500	4,252
Other liabilities	8,794	(1,039)	(2,274)

Net cash provided by operating activities	22,381	9,346	5,728
Cash flows from investing activities:
Notes receivable issued	(806)	(639)	(249)
Principal payments received on notes receivable	6,977	3,456	304
Capital expenditures	(14,586)	(3,934)	(8,801)
Proceeds from sale of assets	1,779	223	16
Expenditures for vehicles leased to others	(8,102)	(9,322)	(6,750)
Proceeds from sale of vehicles leased to others	7,805	8,481	5,330
Cash paid for acquisitions, net of cash acquired	(35,020)	(36,531)	(25,220)
Distribution from affiliate	1,268	—	204

Net cash used in investing activities	(40,685)	(38,266)	(35,166)
Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	31,380	(15,500)	15,500
Principal payments on long-term debt	(13,175)	(39,083)	(15,917)
Proceeds from issuance of long-term debt	9,781	43,287	28,951
Payments on capital lease obligations	(1,018)	—	—
Proceeds from issuance of common stock and minority interest	821	42,641	3,945

Net cash provided by financing activities	27,789	31,345	32,479

Increase in cash and cash equivalents	9,485	2,425	3,041
Cash and cash equivalents:
Beginning of period	20,879	18,454	15,413

End of period	$30,364	$20,879	$18,454

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$15,330	$9,728	$3,206
Cash paid during the period for income taxes	11,469	6,482	3,011
Supplemental schedule of noncash investing and financing activities:
Stock issued in connection with acquisitions	$36,854	$125	$—
Assumption of mortgages related to acquisitions	2,808	1,345	—
Termination of capital lease	2,431	—	—

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 1999, 1998 and 1997

(Dollar and share amounts in thousands, except per share amounts)

(1) Summary of Significant Accounting Policies

  Organization and Business

    Lithia Motors is one of the larger retailers of new and used vehicles in the western United States, offering 25 domestic and imported makes of new automobiles and light trucks at 45 locations and over the internet. Lithia currently operates 15 dealerships in California, 13 in Oregon, 6 in Colorado, 4 in Nevada, 3 in Washington and 4 in Idaho. As an integral part of its operations, the Company arranges related financing (non-recourse) and insurance and sells parts, service and ancillary products. The Company has grown primarily by successfully acquiring and integrating dealerships and by obtaining new dealer franchises. The Company's strategy is to become a leading acquirer and operator of dealerships in the western United States.

    At its 45 locations, the Company offers, collectively, 25 makes of new vehicles including Dodge, Dodge Trucks, Chrysler, Plymouth, Jeep, Ford, Lincoln-Mercury, Toyota, Volkswagen, Audi, Isuzu, Chevrolet, Saturn, Nissan, Honda, Acura, BMW, Mazda, Suzuki, Hyundai, Subaru, Volvo, Kia and Daewoo.

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

  Inventories

    The Company accounts for inventories using the specific identification method for vehicles and the first-in first-out (FIFO) method for parts (collectively, the FIFO method).

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

    Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on a straight-line basis over the term of the lease and is included in depreciation expense.

  Investment in Affiliate

    The Company has a 20% interest in Lithia Properties, LLC, of which the other members are Sidney DeBoer (35%), M. L. Dick Heimann (30%) and three of Mr. DeBoer's children (5% each). The investment is accounted for using the equity method, with a carrying value of $481 and $476 at December 31, 1999 and 1998, respectively.

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

  Computation of Per Share Amounts

    Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standard No. 128, Earnings per Share (SFAS 128). Following is a reconciliation of basic EPS and diluted EPS:

	Year Ended December 31,
	1999			1998			1997
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$19,174	11,137	$1.72	$10,789	9,147	$1.18	$5,959	6,988	$0.85

Effect of Dilutive Securities
Stock Options	—	364		—	323		—	315
Contingent issuances	—	128		—	—		—	—
Series M Preferred Stock	—	369		—	—		—	—

Diluted EPS
Income available to Common Shareholders	$19,174	11,998	$1.60	$10,789	9,470	$1.14	$5,959	7,303	$0.82

    34, 108 and zero shares issuable pursuant to stock options have not been included in the above calculations for 1999, 1998 and 1997, respectively, since they would have been antidilutive.

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

  Advertising

    The Company expenses production and other costs of advertising as incurred. Advertising expense was $11,189, $5,749 and $2,678 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

  Revenue Recognition

    Revenue from the sale of vehicles is recognized upon delivery, when the sales contract is signed, down payment has been received and funding has been approved from the lending agent. Fleet sales of vehicles whereby the Company does not take title are shown on a net basis in other revenue.

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

  Segment Reporting

    The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information for the year ended December 31, 1998. Based upon definitions contained within SFAS 131, the Company has determined that it operates in one segment, auto retailing.

  Reclassifications

    Certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

(2) Inventories and Related Notes Payable

    The new and used vehicle inventory, collateralizing related notes payable, and other inventory were as follows:

	December 31,
	1999		1998
	Inventory Cost	Notes Payable	Inventory Cost	Notes Payable
New and program vehicles	$198,812	$208,403	$112,990	$124,167
Used vehicles	56,292	35,500	34,599	5,000
Parts and accessories	13,177	—	9,866	—

Total inventories	$268,281	$243,903	$157,455	$129,167

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

    Used vehicles are pledged to collateralize an $85,000 line of credit.

(3) Property, Plant and Equipment

	December 31,
	1999	1998
Buildings and improvements	$26,165	$17,107
Service equipment	6,953	5,566
Furniture, signs and fixtures	8,413	5,077

	41,531	27,750
Less accumulated depreciation	(5,683)	(3,907)

	35,848	23,843
Land	12,872	8,648
Construction in progress	3,648	442

	$52,368	$32,933

(4) Vehicles Leased to Others and Related Lease Receivables

	December 31,
	1999	1998
Vehicles leased to others	$6,696	$7,267
Less accumulated depreciation	(888)	(759)

	5,808	6,508
Less current portion	(3,000)	(861)

	$2,808	$5,647

    Vehicles leased to others are stated at cost and depreciated over their estimated useful lives (5 years) on a straight-line basis. Lease receivables result from customer, employee and fleet leases of vehicles under agreements that qualify as operating leases. Leases are cancelable at the option of the lessee after providing 30 days written notice.

(5) Notes Receivable Under Sales-Type Leases

    At one of its locations, the Company leases vehicles to customers under sales-type leases. The following lists the components of the net investment in sales-type leases, classified as notes receivable in the consolidated balance sheets.

	December 31,
	1999	1998
Total minimum lease payments to be received	$7,376	$11,796
Allowance for uncollectible notes and repossession losses	(209)	(599)

	7,167	11,197
Unearned interest income	(1,039)	(1,960)

	$6,128	$9,237

    Future minimum lease payments to be received on the notes receivable after December 31, 1999 are as follows:

Year ending December 31,
2000	$2,836
2001	2,570
2002	1,516
2003	377
2004	77

Total	$7,376

(6) Lines of Credit and Long-Term Debt

    Ford Motor Credit Company, Toyota Motor Credit Corporation, Chrysler Financial Corporation and General Motors Acceptance Corporation have agreed to floor all of Lithia's new vehicles for their respective brands with Ford serving as the primary lender for all other brands. There are no formal limits to these commitments for new vehicle wholesale financing.

    Ford Credit has also extended an $85,000 revolving line of credit for used vehicles and a $115,000 acquisition line of credit to purchase dealerships of any brand. These commitments have an expiration date of December 1, 2002 with interest due monthly. Lithia also has the option to convert the acquisition line into a five-year term loan. In addition, U.S. Bank N.A. has extended a $10,000 revolving line of credit for leased vehicles and a $15,000 line of credit for equipment purchases.

    The lines with Ford Credit are cross-collateralized and are secured by inventory, accounts receivable, intangible assets and equipment. The other new vehicle lines are secured by new vehicle inventory of the relevant dealerships.

    The Ford Credit lines of credit contain financial covenants requiring Lithia to maintain compliance with, among other things, specified ratios of (i) total debt to tangible base capital; (ii) total adjusted debt to tangible base capital; (iii) current ratio; (iv) fixed charge coverage; and (v) net cash. The Ford Credit lines of credit agreements also preclude the payment of cash dividends without the prior consent of Ford Credit. Lithia was in compliance with all such covenants at December 31, 1999.

    Interest rates on all of the above facilities ranged from 7.33% to 8.08% at December 31, 1999. Amounts outstanding on the lines at December 31, 1999 were as follows (in thousands):

New and Program Vehicle Lines	$208,403
Used Vehicle Line	35,500
Acquisition Line	0
Leased Vehicle Line	4,880
Equipment Line	6,605

$255,388

    Long-term debt consists of the following:

	December 31,
	1999	1998
Lease vehicle line of credit	$4,880	$4,000
Acquisition line of credit	0	0
Used vehicle flooring line of credit	35,500	5,000
Mortgages payable in monthly installments of $173, including interest between 8.18% and 9.375%, maturing fully December 2019; secured by land and buildings	19,893	9,499
Notes payable in monthly installments of $144 plus interest calculated daily at LIBOR plus 2.20%, maturing fully November 2003; secured by equipment	6,605	8,328
Notes payable in monthly installments of $197 plus interest between 7.21% and 8.50%, maturing at various dates through 2004; secured by vehicles leased to others	4,514	7,584
Notes payable related to acquisitions, with interest rates between 7.00% and 9.00%, maturing at various dates between December 2000 and November 2008	9,342	12,679
Note payable in monthly installments of $3, including interest at 10.25%, maturing fully August 2000	20	20

	80,754	47,110
Less current maturities	(7,039)	(8,116)

	$73,715	$38,994

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 1999, 1998 and 1997

(Dollar and share amounts in thousands, except per share amounts)

(6) Lines of Credit and Long-Term Debt (Continued)

    The schedule of future principal payments on long-term debt after December 31, 1999 is as follows:

Year ending December 31,
2000	$7,039
2001	10,426
2002	40,441
2003	3,047
2004	1,019
Thereafter	18,782

Total principal payments	$80,754

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

    In May 1998, the Company closed an offering of 3,151 newly issued shares of its Class A Common Stock for net proceeds of $42,498.

    In 1999, the Company authorized 15 shares of Series M, Redeemable, Convertible Preferred Stock ("Series M Preferred Stock"). In May 1999, in connection with the acquisition of Moreland Automotive Group, the Company issued 10.4 shares of Series M Preferred Stock. The Series M Preferred Stock votes with Class A Common Stock on an as if converted basis. The Series M Preferred Stock is convertible at the option of the Company at any time and at the option of the holder under limited circumstances. The Series M Preferred Stock converts into Class A Common Stock based on a formula that divides the average Class A Common Stock price for a certain 15-day period into one thousand and then multiplies by the number of Series M Preferred Shares being converted. The Series M Preferred Stock does not have a dividend preference, but participates in any dividends on an as if converted basis. The Series M Preferred Stock has a $1 per share liquidation preference.

    In the fourth quarter of 1999 the Company accrued for the issuance of $4,500 of its Class A Common Stock and $4,500 of its Series M Preferred Stock with a fair value of $2,700 to satisfy contingent payout requirements related to the Moreland acquisition. The stock was issued in the first quarter of 2000 and totaled 304 Class A shares and 0.3 Series M Preferred shares.

(8) Income Taxes

    The Company is taxed as a C Corporation in accordance with SFAS 109, Accounting for Income Taxes. Income taxes for 1999, 1998 and 1997 are as follows:

	December 31,
	1999	1998	1997
Current:
Federal	$10,382	$5,387	$2,967
State	1,979	1,041	444

	12,361	6,428	3,411

Deferred:
Federal	411	436	114
State	105	129	13

	516	565	127

Total	$12,877	$6,993	$3,538

    Individually significant components of the deferred tax assets and liabilities are presented below:

	December 31,
	1999	1998
Deferred tax assets:
Allowance and accruals	$2,457	$1,425
Deferred revenue	2,931	1,282

Total deferred tax assets	5,388	2,707

Deferred tax liabilities:
LIFO recapture and acquired LIFO inventories differences	(8,657)	(4,398)
Employee benefit plans	(625)	—
Goodwill	(2,797)	(735)
Property and equipment, principally due to differences in depreciation	(2,106)	(2,009)

Total deferred tax liabilities	(14,185)	(7,142)

Total	$(8,797)	$(4,435)

    The reconciliation between the statutory federal income tax expense at 35% in 1999 and 1998 and 34% in 1997 and the Company's income tax expense for 1999, 1998 and 1997 is shown in the following tabulation.

	For the Year Ended December 31,
	1999	1998	1997
Statutory federal taxes	$11,218	$6,224	$3,229
State taxes, net of federal income tax benefit	1,311	751	278
Nondeductible goodwill	261	—	—
Other	87	18	31

Income tax expense	$12,877	$6,993	$3,538

(9) Commitments and Contingencies

  Recourse Paper

    The Company is contingently liable to banks for recourse paper assumed at the time of acquisition when the Company does a corporate purchase. Following the acquisition, the Company does not enter into further recourse transactions. The contingent liability at December 31, 1999, 1998 and 1997 was approximately $3,421, $3,824 and $64, respectively.

    The Company's potential loss is limited to the difference between the present value of the installment contract at the date of the repossession and the amount for which the vehicle is resold. Based upon historical loss percentages, an estimated loss reserve of $668, $255 and $0 is reflected in the Company's consolidated balance sheets as of December 31, 1999, 1998 and 1997, respectively. The reserves were established as a purchase price adjustment as the result of several acquisitions.

  Leases

    Substantially all of the Company's operations are conducted in leased facilities under noncancelable operating leases. These leases expire at various dates through 2012. Beginning in 1998, certain lease commitments are subject to escalation clauses of an amount equal to the cost of living based on the "Consumer Price Index—U.S. Cities Average—All stems for all Urban Consumers" published by the U.S. Department of Labor. The Company also leases certain equipment under capital leases.

    The minimum lease payments under the operating and capital leases after December 31, 1999 are as follows:

Year ending December 31,	Operating	Capital
2000	$12,670	$108
2001	12,574	86
2002	12,496	77
2003	12,111	56
2004	11,697	0
Thereafter	76,338	0

Total minimum lease payments	$137,886	327

Less amounts representing interest		(38)

Present value of future minimum lease payments		$289

    Rental expense for all operating leases was $9,639, $5,659 and $2,764 for the years ended December 31, 1999, 1998 and 1997, respectively.

  Litigation

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

(10) Profit Sharing Plan

    The Company has a defined contribution plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of the Board of Directors of Lithia Motors, Inc. Contributions of $591, $285 and $138 were recognized for the years ended December 31, 1999, 1998 and 1997, respectively. Employees may contribute to the plan under certain circumstances.

(11) Stock Incentive Plans

    The Company's 1996 Stock Incentive Plan, as amended, allows for the granting of up to 1,700 incentive and nonqualified stock options to officers, key employees and consultants of the Company and its subsidiaries. The Company's Non-Discretionary Stock Option Plan for Non-Employee Directors allows for the granting of 15 shares (collectively, the "Plan"). The Plan is administered by the Board or by a Compensation Committee of the Board and permits accelerated vesting of outstanding options upon the occurrence of certain changes in control of the Company. Options become exercisable over a period of up to ten years from the date of grant as determined by the Board, at prices generally not less than the fair market value at the date of grant. At December 31, 1999, 1,623 shares of Class A common stock were reserved for issuance under the Plan and 856 shares were available for future grant.

    Activity under the Plan is as follows:

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 1996	246	439	$3.11
Options granted	(45)	45	6.05
Options canceled	—	—	—
Options exercised	—	(51)	3.20

Balances, December 31, 1997	201	433	3.41
Additional shares reserved	415	—	—
Options granted	(155)	155	14.65
Options canceled	34	(34)	16.22
Options exercised	—	(6)	3.02

Balances, December 31, 1998	495	548	5.80
Additional shares reserved	615	—	—
Options granted	(257)	257	17.84
Options canceled	3	(3)	14.75
Options exercised	—	(35)	3.98

Balances, December 31, 1999	856	767	$9.89

    The Company issued non-qualified options during 1998 and 1997 to certain members of management at an exercise price of $1.00 per share. Compensation expense, which is equal to the difference between the market price and the exercise price, is recognized ratably in accordance with the 4-year vesting schedule.

    In 1998, the Board of Directors of the Company and the shareholders approved the implementation of an Employee Stock Purchase Plan (the "Purchase Plan"), and reserved a total of 250 shares of Class A Common Stock for issuance under the Purchase Plan. The Purchase Plan is intended to qualify as an "Employee Stock Purchase Plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board. Eligible employees are entitled to contribute up to 10 percent of their base pay for the purchase of stock. The purchase price for shares purchased under the Purchase Plan is 85 percent of the lesser of the fair market value at the beginning or end of the purchase period. A total of 50 and 9 shares of the Company's Class A common stock were issued under the Purchase Plan during 1999 and 1998, respectively, and 191 remained available for issuance at December 31, 1999.

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

    The Company has computed, for pro forma disclosure purposes, the value of options granted under the Plans, using the Black-Scholes option pricing model as prescribed by SFAS 123, using the weighted average assumptions for grants as follows:

	For the Year Ended December 31,
	1999	1998	1997
Risk-free interest rate	5.50%	5.50%	6.25%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	7.0 years	6.7 years	6.8 years
Expected volatility	49.91%	53.41%	45.50%

    Using the Black-Scholes methodology, the total value of options granted during 1999, 1998 and 1997 was $2,910, $1,119 and $320, respectively, which would be amortized on a pro forma basis over the vesting period of the options, typically four to five years. The weighted average fair value of options granted during 1999, 1998 and 1997 was $9.17, $8.61 and $7.20 per share, respectively. If the Company had accounted for its stock-based compensation plan in accordance with SFAS 123, the Company's net income and net income per share would approximate the pro forma disclosures below:

	For the Year Ended December 31,
	1999		1998		1997
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$19,174	$17,965	$10,789	$10,227	$5,959	$5,723
Basic net income per share	$1.72	$1.61	$1.18	$1.12	$0.85	$0.82
Diluted net income per share	$1.60	$1.52	$1.14	$1.09	$0.82	$0.79

    The following table summarizes stock options outstanding at December 31, 1999:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/99	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable at 12/31/99	Weighted Average Exercise Price
$1.00	28	6.7	$1.00	15	$1.00
3.02 - 3.33	350	3.6	3.09	241	3.12
10.75 - 11.00	25	6.0	10.81	10	10.81
14.31 - 16.50	241	7.4	15.87	25	15.41
18.15	24	4.0	18.15	—	—
18.94 - 20.83	99	8.2	19.59	5	20.83

$1.00 - 20.83	767	5.6	$9.89	296	$4.60

    At December 31, 1998 and 1997, 239 and 151 shares were exercisable at weighted average exercise prices of $3.44 and $3.28, respectively.

(12) Related Party Transactions

    Lithia Properties, LLC, owned certain of the real property on which the Company's business is located. The Company owns a 20% interest in Lithia Properties, LLC. The Company leased such facilities under various lease agreements from Lithia Properties, LLC. Selling, general and administrative expense includes rental expense of $706, $1,464 and $1,442 for the years ended December 31, 1999, 1998 and 1997, respectively relating to these properties.

    In June 1999, Lithia Properties, LLC completed its sale of certain real estate holdings in the Southern Oregon region to Capital Automotive Real Estate Investment Trust ("Capital"), an unrelated party, for $18,300. As a result of this sale, the Company received a distribution for its portion of the realized gain, totaling approximately $1,246, which will be realized ratably over the 12-year life of the new lease. The Company now leases such properties from Capital for amounts that are not materially different from the lease amounts under the previous lease agreements.

    The Company provides management services to Lithia Properties, LLC. Other income includes management fees of $7, $12 and $12 for the years ended December 31, 1999, 1998 and 1997, respectively.

    Lithia Properties, LLC constructed a new body and paint shop for use by the Company, which was completed in April 1997. The Company purchased the facility and improvements together with a 5.3 acre parcel held for future development in Medford, Oregon, in 1997. The purchase price for these properties was $2,700. Lithia Properties, LLC retained and after purchase of the facility, the Company continued to retain, Mark DeBoer Construction, Inc. as the general contractor for the project. Mark DeBoer, the owner of Mark DeBoer Construction, Inc., is the son of Sidney B. DeBoer and is one of the members of Lithia Properties, LLC. The general contractor fee was $128, an arrangement the Company believes is fair in comparison with fees negotiated with independent third parties.

    During 1999 and 1998, Lithia Real Estate, Inc. paid Mark DeBoer Construction, Inc. $2,649 and $314, respectively, for remodeling certain of the Company's facilities. These amounts included $2,252 and $281, respectively, paid for subcontractors and materials, $171 and $7, respectively for permits, licenses, travel and various miscellaneous fees, and $226 and $26, respectively, for contractor fee. The Company believes the amount paid is fair in comparison with fees negotiated with independent third parties.

    In May 1999, the Company purchased certain dealerships owned by W. Douglas Moreland for total consideration of approximately $66,000, at which time, Mr. Moreland became a member of the Company's Board of Directors. During the normal course of business, these dealerships paid $672 to other companies owned by Mr. Moreland for vehicles purchases and recourse paid to a financial lender. The Company also paid rental expense of $1,589 to other companies owned by Mr. Moreland in 1999.

    The terms of the acquisition agreement with Mr. Moreland provided for additional consideration to be paid if the acquired entity results of operations exceeded certain targeted levels in 1999. Targeted levels were set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration was paid in cash and with shares of the Company's stock and was recorded when earned in the fourth quarter of 1999 as additional purchase price. Additional consideration totaled $18,000, including $9,000 in cash, $4,500 in Class A Common Stock and $4,500 in Class M Restricted Preferred Stock with a fair value of $2,700.

(13) Acquisitions

    Significant acquisitions in 1999, 1998 and 1997 were as follows:

    In May 1999, the Company acquired all of the stock of seven commonly controlled automotive dealerships constituting the Moreland Automotive Group ("Moreland") for approximately $19,689 in cash (which is net of $16,007 of cash acquired), 1,273 shares of the Company's Class A Common Stock with a value of approximately $24,100 at the time of issuance, and 10 shares of Lithia's newly created Series M Preferred Stock with a value of approximately $6,200 at the time of issuance. At closing, Moreland had approximately $18,200 of used vehicles available for flooring under the Company's used vehicle line of credit, reducing the net investment in the acquired dealerships by that amount to a total of $47,800. See also Note 14 Subsequent Events.

    In October 1998, the Company acquired the net assets of Camp Automotive for total consideration of $11,535, including $8,000 in cash and $3,535 of assumed debt.

    In October 1997, the Company acquired the net assets of Dick Donnelly Lincoln/Mercury, Isuzu, Suzuki and Audi for total consideration of $12,916, including $6,139 in cash and $6,777 of assumed debt. At closing, the Company was able to finance a total of $6,200 of inventory using its lines of credit, reducing the net investment in the acquired dealerships by that amount to $6,700.

    In August 1997, the Company acquired the net assets of Sun Valley Ford, Volkswagen for total consideration of $17,962, including $5,356 in cash and $12,606 of assumed debt. At closing, the Company was able to finance a total of $10,400 of inventory using its lines of credit, reducing the net investment in the acquired dealerships by that amount to $7,600.

    The unaudited pro forma results of operations including Camp Automotive, Inc., Sun Valley Ford, Inc., Dick Donnelly Automotive Enterprises, Inc. and Moreland Automotive are as follows. The results of operations for other acquisitions are not included in the unaudited pro forma information as they are not materially different from actual results of the Company.

	Year Ended December 31,
	1999	1998
Total revenues	$1,409,404	$1,157,345
Net income	21,009	12,176
Basic earnings per share	1.81	1.17
Diluted earnings per share	1.65	1.07

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

    Some purchase price allocations are based on studies and valuations that are currently being finalized. Management does not believe that the final purchase price allocations will produce materially different results than those referenced herein.

(14) Subsequent Event (unaudited)

    In March 2000, the Company acquired the Bob Rice Ford/Chrysler dealership in Boise, Idaho. The dealership had estimated 1999 revenues of approximately $73,000. The Company's net investment in the acquired dealerships totaled approximately $10,900.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Financial Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
SIGNATURES