Form 10-Q
period 2000-03-31
LITHIA MOTORS INC
filed 2000-05-11
CIK 1023128

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common stock without par value	8,375,304
Class B Common stock without par value	4,087,000
(Class)	(Outstanding at May 8, 2000)

LITHIA MOTORS, INC.
FORM 10-Q
INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited)—March 31, 2000 and December 31, 1999	2
	Consolidated Statements of Operations (Unaudited)—Three Months Ended March 31, 2000 and 1999	3
	Consolidated Statements of Cash Flows (Unaudited)—Three Months Ended March 31, 2000 and 1999	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	11
Signatures		12

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2000	December 31, 1999
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$34,233	$30,364
Trade receivables, net of allowance for doubtful accounts of $813 and $851	28,775	25,683
Notes receivable, current portion, net of allowance for doubtful accounts of $814 and $677	2,409	2,777
Inventories, net	305,930	268,281
Vehicles leased to others, current portion	2,960	3,000
Prepaid expenses and other	2,482	3,815
Deferred income taxes	2,914	724

Total Current Assets	379,703	334,644
Property and Equipment, net of accumulated depreciation of $5,962 and $5,683	59,254	52,368
Notes Receivable, less current portion	4,026	4,095
Vehicles Leased to Others, less current portion	2,342	2,808
Goodwill, net of accumulated amortization of $3,770 and $3,073	118,699	110,677
Other Non-Current Assets, net of accumulated amortization of $153 and $143	1,932	1,841

Total Assets	$565,956	$506,433

Liabilities and Shareholders' Equity
Current Liabilities:
Flooring notes payable	$244,098	$208,403
Current maturities of long-term debt	6,305	7,039
Current portion of capital leases	77	93
Trade payables	11,422	11,873
Payable to related party	—	9,000
Accrued liabilities	24,754	23,237

Total Current Liabilities	286,656	259,645
Long-Term Debt, less current maturities	97,549	73,715
Long-Term Capital Lease Obligation, less current portion	178	196
Deferred Revenue	2,129	2,262
Other Long-Term Liabilities	6,163	5,456
Deferred Income Taxes	11,771	9,521

Total Liabilities	404,446	350,795

Shareholders' Equity:
Preferred stock—no par value; authorized 15,000 shares; 15 shares designated Series M Preferred; issued and outstanding 14.9 and 10.4	8,915	6,216
Class A common stock—no par value; authorized 100,000 shares; issued and outstanding 8,331 and 7,824	107,723	102,333
Class B common stock authorized 25,000 shares; issued and outstanding 4,087	508	508
Additional paid-in capital	247	7,428
Retained earnings	44,117	39,153

Total Shareholders' Equity	161,510	155,638

Total Liabilities and Shareholders' Equity	$565,956	$506,433

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2000	1999
Revenues:
New vehicle sales	$218,009	$116,853
Used vehicle sales	116,698	71,809
Service, body and parts	38,457	23,430
Other revenues	22,439	12,053

Total revenues	395,603	224,145
Cost of sales	332,739	188,945

Gross profit	62,864	35,200
Selling, general and administrative	47,201	26,648
Depreciation and amortization	1,720	1,075

Income from operations	13,943	7,477
Other income (expense)
Floorplan interest expense	(3,861)	(2,109)
Other interest expense	(1,795)	(629)
Other income, net	128	266

	(5,528)	(2,472)

Income before income taxes	8,415	5,005
Income tax expense	3,451	1,976

Net income	$4,964	$3,029

Basic net income per share	$0.40	$0.30

Diluted net income per share	$0.37	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three months ended March 31,
	2000	1999
Cash flows from operating activities:
Net income	$4,964	$3,029
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	1,720	1,075
Compensation related to stock option issuances	20	20
Loss on sale of assets	61	25
Loss on sale of vehicles leased to others	68	38
Deferred income taxes, net	2,250	204
Equity in income of affiliate	(2)	(16)
(Increase) decrease, net of effect of acquisitions, in:
Trade and installment contract receivables, net	(2,611)	369
Inventories	(23,428)	4,164
Prepaid expenses and other	(842)	1,002
Other noncurrent assets	(99)	71
Increase (decrease), net of effect of acquisitions, in:
Floorplan notes payable	24,936	(1,459)
Trade payables	(451)	152
Accrued liabilities	1,517	1,381
Other liabilities	562	165

Net cash provided by operating activities	8,665	10,220
Cash flows from investing activities:
Notes receivable issued	(124)	(769)
Principal payments received on notes receivable	1,247	1,463
Capital expenditures	(7,912)	(1,128)
Proceeds from sale of assets	982	357
Expenditures for vehicles leased to others	(1,805)	(1,851)
Proceeds from sale of vehicles leased to others	1,978	1,669
Cash paid for acquisitions	(23,116)	(12)

Net cash used in investing activities	(28,750)	(271)
Cash flows from financing activities:
Net borrowings on line of credit	20,100	—
Principal payments on long-term debt and capital leases	(2,373)	(6,928)
Proceeds from issuance of long-term debt	5,339	667
Proceeds from issuance of common stock	888	222

Net cash provided by (used in) financing activities	23,954	(6,039)

Increase in cash and cash equivalents	3,869	3,910
Cash and cash equivalents:
Beginning of period	30,364	20,879

End of period	$34,233	$24,789

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts)

(Unaudited)

Note 1.  Basis of Presentation

    The financial information included herein for the three-month periods ended March 31, 2000 and 1999 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from Lithia Motors, Inc.'s 1999 Annual Report to Shareholders on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in Lithia Motors' 1999 Annual Report to Shareholders.

    The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

    Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Detail of inventory is as follows:

	March 31, 2000	December 31, 1999
New and program vehicles	$236,036	$198,812
Used vehicles	55,576	56,292
Parts and accessories	14,318	13,177

	$305,930	$268,281

Note 3.  Supplemental Cash Flow Information

    Supplemental disclosure of cash flow information is as follows:

	Three Months Ended March 31,
	2000	1999
Cash paid during the period for income taxes	$62	$923
Cash paid during the period for interest	5,553	2,899

Note 4.  Earnings Per Share

    Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

	2000			1999
Three Months Ended March 31,	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Income available to Common Shareholders	$4,964	12,356	$0.40	$3,029	10,240	$0.30

Diluted EPS
Effect of dilutive stock options	—	207		—	365
Series M Preferred Stock	—	933		—	—

Income available to Common Shareholders	$4,964	13,496	$0.37	$3,029	10,605	$0.29

    Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 545 and 24 shares, respectively, issuable pursuant to stock options, for the three month periods ended March 31, 2000 and 1999, respectively.

Note 5.  Acquisition

    In March 2000, Lithia acquired the Bob Rice Ford/Chrysler dealership in Boise, Idaho. The dealership had estimated 1999 revenues of approximately $73,000. Lithia's net investment in the acquired dealership totaled approximately $10,900.

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

    See Exhibit 99 to Lithia's 1999 Form 10-K for a more complete discussion of risk factors.

General

    Lithia is a leading operator and retailer of new and used vehicles and services through a well developed franchise system with its auto manufacture partners. As of March 31, 2000, we offer 25 brands of new vehicles, through 101 franchises in 45 locations in the western United States and over the Internet. We currently operate 15 dealerships in California, 13 in Oregon, 3 in Washington, 6 in Colorado, 4 in Nevada and 4 in Idaho. Lithia sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers.

    The following table shows selected condensed financial data expressed as a percentage of total revenues for the periods indicated for the average automotive dealer in the United States.

	Year Ended December 31,
Average U.S. Dealership Statement of Operations Data:
	1999	1998
Revenues:
New vehicles	59.9%	59.0%
Used vehicles	28.9	29.4
Parts and service, other	11.2	11.6

Total sales	100.0%	100.0%
Gross profit	12.6	12.9
Total dealership expense	10.8	11.2
Income before taxes	1.8%	1.7%

    Source:  NADA Industry Analysis Division

    The following table sets forth selected condensed financial data for the Company, expressed as a percentage of total revenues for the periods indicated below.

	Three Months Ended March 31,
Statement of Operations Data:
	2000	1999
Sales:
New vehicles	55.1%	52.1%
Used vehicles	29.5	32.0
Service, body and parts	9.7	10.5
Other	5.7	5.4

Total sales	100.0%	100.0%
Gross profit	15.9	15.7
Selling, general and administrative	11.9	11.9
Income from operations	3.5%	3.3%

Results of Operations

    Revenues.  Revenues increased $171.5 million, or 76.5 percent, to $395.6 million for the quarter ended March 31, 2000 from $224.1 million for the comparable period of 1999. Total vehicles sold during the first quarter of 2000 increased by 7,864, or 62.0%, to 20,543 from 12,679 during 1999. Same store sales growth was 5.8% in the first quarter of 2000 compared to the first quarter of 1999, with new vehicle sales showing the strongest growth. The increases in units sold and revenue from all sources are a result of acquisitions and internal growth.

      New Vehicles.  In the first quarter of 2000, new vehicle sales of $218.0 million constituted 55.1% of total revenues compared to $116.9 million, or 52.1% of total revenues, in the first quarter of 1999. The number of units sold and the average selling prices for the first quarter of 2000 and 1999 were as follows:

	2000	1999	% change
Units sold	9,030	5,231	72.6%
Average selling price	$24,143	$22,338	8.1%

      Retail Used Vehicles.  In the first quarter of 2000, retail used vehicle sales of $98.5 million constituted 24.9% of total revenues compared to $55.1 million, or 24.6% of total revenues, in the first quarter of 1999. The number of units sold and the average selling prices for 2000 and 1999 were as follows:

	2000	1999	% change
Units sold	7,473	4,253	75.7%
Average selling price	$13,175	$12,948	1.8%

      Service, Body and Parts.  Lithia derives additional revenue from the sale of parts and accessories, maintenance and repair services and collision repair work. Revenues from these types of services increased 64.1% in the first quarter of 2000 to $38.5 million, or 9.7% of total revenues, from $23.4 million, or 10.5% of total revenues in the first quarter of 1999.

      Other Revenues.  Other revenues consist primarily of financing and insurance ("F&I") transactions. Other revenues increased 86.2% to $22.4 million, or 5.7% of total revenues, during the first quarter of 2000, from $12.1 million, or 5.4% of total revenues, during the first quarter of 1999.

    Gross Profit.  Gross profit increased 78.6% during the first quarter of 2000 to $62.9 million from $35.2 million in the first quarter of 1999, primarily due to increased revenues as indicated above. Gross profit margins achieved in 2000 and 1999 were as follows:

	1999 industry average	Lithia Q1 2000	Lithia Q1 1999
Overall	12.6%	15.9%	15.7%
New vehicles	6.4%	8.6%	8.3%
Retail used vehicles	10.7%	13.6%	12.8%

    Selling, General and Administrative Expense.  Selling, general and administrative expense ("SG&A") increased 77.1% to $47.2 million, or 11.9% of total revenues, for the first quarter of 2000 compared to $26.6 million, or 11.9% of total revenues, for the comparable period of 1999. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in revenues and the number of total locations.

    Depreciation and Amortization.  Depreciation and amortization expense increased 60.0% to $1.7 million in the first quarter of 2000 compared to $1.1 million in the first quarter of 1999, as a result of increased property and equipment and goodwill related to acquisitions in 1999 and early 2000.

    Income from Operations.  Income from operations increased to $13.9 million, or 3.5% of total revenues, in the first quarter of 2000 compared to $7.5 million, or 3.3% of total revenues, in the first quarter of 1999. In addition to gaining efficiencies related to economies of scale, Lithia has seen improvements in the operating margins at stores that it has acquired and operated for a full year, bringing them more in line with its pre-existing stores.

    Floorplan Interest Expense.  Floorplan interest expense increased to $3.9 million, or 1.0% of total revenues, in the first quarter of 2000 compared to $2.1 million, or 0.9% of total revenues, in the first quarter of 1999. The increase in floorplan interest is a result of increased flooring notes payable related to increased inventories as a result of the increase in stores owned and vehicles sold.

    Income Tax Expense.  Lithia's effective tax rate for the first quarter of 2000 was 41.0% compared to 39.5% in the first quarter of 1999. The Company's effective tax rate increased as a result of purchases of new dealerships in jurisdictions with higher tax rates.

    Net Income.  Net income increased 63.9% to $5.0 million, 1.3% of total revenues, for the first quarter of 2000 compared to $3.0 million, or 1.4% of total revenues, in the first quarter of 1999, primarily as a result of increased revenues.

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

    Ford Credit has also extended an $85 million revolving line of credit for used vehicles and a $115 million acquisition line of credit to purchase dealerships of any brand. These commitments have an expiration date of December 1, 2002, with interest due monthly. Lithia also has the option to convert the acquisition line into a five-year term loan. In addition, U.S. Bank N.A. has extended a $10 million revolving line of credit for leased vehicles and a $15 million line of credit for equipment purchases.

    The lines with Ford Credit are cross-collateralized and are secured by inventory, accounts receivable, intangible assets and equipment. The other new vehicle lines are secured by new vehicle inventory of the relevant dealerships.

    The Ford Credit lines of credit contain financial covenants requiring Lithia to maintain compliance with, among other things, specified ratios of (i) total debt to tangible base capital; (ii) total adjusted debt to tangible base capital; (iii) current ratio; (iv) fixed charge coverage; and (v) net cash. The Ford Credit lines of credit agreements also preclude the payment of cash dividends without the prior consent of Ford Credit. Lithia was in compliance with all such covenants at March 31, 2000.

    Interest rates on all of the above facilities ranged from 7.63% to 8.78% at March 31, 2000. Amounts outstanding on the lines at March 31, 2000 were as follows (in thousands):

New and Program Vehicle Lines	$244,098
Used Vehicle Line	56,000
Acquisition Line	0
Leased Vehicle Line	4,480
Equipment Line	6,174

$310,752

    The $9.0 million related party payable at December 31, 1999 is related to additional purchase price for the Moreland acquisition as a result of contingent payouts that were earned during 1999. In addition to the $9.0 million of cash, the Company accrued for the issuance of $4.5 million of its Class A Common Stock and $4.5 million redemption value of its Series M Preferred Stock to satisfy the contingent payout requirements. The cash was paid and the stock was issued in the first quarter of 2000.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Lithia's only financial instruments with market risk exposure are variable rate floor plan notes payable and other credit line borrowings. At March 31, 2000 Lithia had $310.8 million outstanding under such facilities at interest rates ranging from 7.63% to 8.78%. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

PART II—OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    The exhibits filed as a part of this report are listed below and this list is intended to constitute the exhibit index.

Exhibit No.
10	Lease agreement dated February 28, 2000 between The Rice Family Limited Partnership and Lithia Real Estate, Inc.
27	Financial Data Schedule

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2000	LITHIA MOTORS, INC.
	By	/s/ SIDNEY B. DEBOER Sidney B. DeBoer Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)
	By	/s/ JEFFREY B. DEBOER Jeffrey B. DeBoer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES