Form 10-Q
period 2000-06-30
LITHIA MOTORS INC
filed 2000-08-10
CIK 1023128

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 OR

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common stock without par value	8,411,449
Class B Common stock without par value	4,087,000
(Class)	(Outstanding at August 4, 2000)

LITHIA MOTORS, INC.
FORM 10-Q
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2000	December 31, 1999
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$29,432	$30,364
Trade receivables, net of allowance for doubtful accounts of $688 and $851	31,743	25,683
Notes receivable, current portion, net of allowance for doubtful accounts of $1,004 and $677	1,868	2,777
Related party receivable	187	—
Inventories, net	325,722	268,281
Vehicles leased to others, current portion	3,011	3,000
Prepaid expenses and other	2,296	3,815
Deferred income taxes	46	724

Total Current Assets	394,305	334,644
Property and Equipment, net of accumulated depreciation of $6,713 and $5,683	68,155	52,368
Notes Receivable, less current portion	3,936	4,095
Vehicles Leased to Others, less current portion	5,282	2,808
Goodwill, net of accumulated amortization of $4,555 and $3,073	120,334	110,677
Other Non-Current Assets, net of accumulated amortization of $163 and $143	1,599	1,841

Total Assets	$593,611	$506,433

Liabilities and Shareholders' Equity
Current Liabilities:
Flooring notes payable	$267,110	$208,403
Current maturities of long-term debt	6,816	7,039
Current portion of capital leases	78	93
Trade payables	13,156	11,873
Payable to related party	—	9,000
Accrued liabilities	23,394	23,237

Total Current Liabilities	310,554	259,645
Long-Term Debt, less current maturities	97,257	73,715
Long-Term Capital Lease Obligation, less current portion	122	196
Deferred Revenue	1,994	2,262
Other Long-Term Liabilities	6,489	5,456
Deferred Income Taxes	9,184	9,521

Total Liabilities	425,600	350,795

Shareholders' Equity:
Preferred stock—no par value; authorized 15,000 shares; 15 shares designated Series M Preferred; issued and outstanding 14.9 and 10.4	8,915	6,216
Class A common stock—no par value; authorized 100,000 shares; issued and outstanding 8,357 and 7,824	108,010	102,333
Class B common stock authorized 25,000 shares; issued and outstanding 4,087	508	508
Additional paid-in capital	267	7,428
Retained earnings	50,311	39,153

Total Shareholders' Equity	168,011	155,638

Total Liabilities and Shareholders' Equity	$593,611	$506,433

The accompanying notes are an integral part of these consolidated balance sheets.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Six months ended June 30,		Three months ended June 30,
	2000	1999	2000	1999
Revenues:
New vehicle sales	$222,039	$167,222	$440,048	$284,075
Used vehicle sales	119,277	93,049	235,975	164,858
Service, body and parts	40,476	28,477	78,933	51,907
Other revenues	36,059	19,005	58,498	31,058

Total revenues	417,851	307,753	813,454	531,898
Cost of sales	350,667	258,967	683,406	447,912

Gross profit	67,184	48,786	130,048	83,986
Selling, general and administrative	48,528	36,061	95,729	62,709
Depreciation and amortization	1,887	1,364	3,607	2,439

Income from operations	16,769	11,361	30,712	18,838
Other income (expense)
Floorplan interest expense	(4,712)	(2,179)	(8,573)	(4,288)
Other interest expense	(1,862)	(1,065)	(3,657)	(1,694)
Other income (expense), net	305	(338)	433	(72)

	(6,269)	(3,582)	(11,797)	(6,054)

Income before income taxes	10,500	7,779	18,915	12,784
Income tax expense	4,306	3,202	7,757	5,178

Net income	$6,194	$4,577	$11,158	$7,606

Basic net income per share	$0.50	$0.42	$0.90	$0.72

Diluted net income per share	$0.45	$0.40	$0.81	$0.69

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2000	1999
Cash flows from operating activities:
Net income	$11,158	$7,606
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,607	2,439
Compensation expense related to stock option issuances	39	39
Loss on sale of assets	52	21
Loss on sale of vehicles leased to others	72	111
Deferred income taxes	(337)	(1,446)
Equity in income of affiliate	(30)	(151)
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade and installment contract receivables, net	(5,579)	526
Inventories	(41,634)	(13,686)
Prepaid expenses and other	2,042	884
Other noncurrent assets	(103)	(42)
Floorplan notes payable	47,435	12,776
Trade payables	1,283	(3,544)
Accrued liabilities	157	5,940
Other long-term liabilities and deferred revenue	753	1,737

Net cash provided by operating activities	18,915	13,210
Cash flows from investing activities:
Notes receivable issued	(431)	(418)
Principal payments received on notes receivable	2,185	2,496
Capital expenditures	(14,555)	(4,497)
Proceeds from sale of assets	1,134	389
Expenditures for vehicles leased to others	(6,448)	(4,932)
Proceeds from sale of vehicles leased to others	3,359	3,312
Cash paid for acquisitions, net of cash acquired	(29,914)	(21,490)
Distribution from affiliate	379	—

Net cash used in investing activities	(44,291)	(25,140)
Cash flows from financing activities:
Net borrowings on lines of credit	20,220	36,400
Principal payments on long-term debt and capital leases	(4,090)	(5,047)
Proceeds from issuance of long-term debt	7,138	1,351
Proceeds from issuance of common stock	1,406	348
Repurchase of common stock	(230)	—

Net cash provided by financing activities	24,444	33,052

Increase (decrease) in cash and cash equivalents	(932)	21,122
Cash and cash equivalents:
Beginning of period	30,364	20,879

End of period	$29,432	$42,001

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except per share amounts or as otherwise indicated)

(Unaudited)

Note 1. Basis of Presentation

    The financial information included herein as of June 30, 2000 and December 31, 1999 and for the three and six-month periods ended June 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from Lithia Motors, Inc.'s (the Company's) 1999 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

    Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Detail of inventory is as follows:

	June 30, 2000	December 31, 1999
New and program vehicles	$255,707	$198,812
Used vehicles	55,718	56,292
Parts and accessories	14,297	13,177

	$325,722	$268,281

Note 3. Supplemental Cash Flow Information

    Supplemental disclosure of cash flow information is as follows:

	Six Months Ended June 30,
	2000	1999
Cash paid during the period for income taxes	$4,646	$4,630
Cash paid during the period for interest	11,845	5,569

Note 4. Earnings Per Share

    Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

	2000			1999
Three Months Ended June 30,	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income available to Common Shareholders	$6,194	12,460	$0.50	$4,577	10,926	$0.42

Diluted EPS
Effect of dilutive stock options	—	137		—	349
Conversion of preferred stock	—	1,222		—	295

Net income available to Common Shareholders	$6,194	13,819	$0.45	$4,577	11,570	$0.40

	2000			1999
Six Months Ended June 30,	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income available to Common Shareholders	$11,158	12,408	$0.90	$7,606	10,585	$0.72

Diluted EPS
Effect of dilutive stock options	—	171		—	353
Conversion of preferred stock	—	1,222		—	147

Net income available to Common Shareholders	$11,158	13,801	$0.81	$7,606	11,085	$0.69

    Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 692 and 109 shares, respectively, issuable pursuant to stock options, for the three month periods ended June 30, 2000 and 1999, respectively, and 689 and 133 shares, respectively, for the six month periods ended June 30, 2000 and 1999, respectively.

Note 5. Acquisitions

    The following acquisitions were made in 2000. In March, Lithia acquired the Bob Rice Ford/Chrysler dealership in Boise, Idaho. The dealership had estimated 1999 revenues of approximately $73,000. In May, Lithia acquired Shumate Honda in Kennewick, Washington with estimated annual revenues of $27,000.

    The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations are not materially different from actual results of operations.

    Additionally, in April 2000, Lithia added a Daewoo franchise and store in Twin Falls, Idaho. Two shared franchises in Reno, Nevada have now been split, creating two separate stores; Lithia Reno Subaru and Lithia Reno Hyundai.

Note 6. Purchase of Common Stock

    In June 2000, Lithia's Board of Directors authorized the repurchase of up to 1,000,000 shares of Lithia's Class A Common Stock. Lithia has purchased shares under this program and will continue to do so from time to time in the future as market conditions warrant.

Note 7. Subsequent Event

    In July 2000, Saturn of Eugene, Oregon was acquired with estimated revenues of $5,000.

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

General

    Lithia is a leading operator of automotive franchises and retailer of new and used vehicles and services through a well developed franchise system with its automotive manufacturer partners. As of June 30, 2000, we offer 25 brands of new vehicles, through 103 franchises in 49 locations in the western United States and over the Internet. We currently operate 15 dealerships in California, 14 in Oregon, 4 in Washington, 6 in Colorado, 5 in Nevada and 5 in Idaho. Lithia sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers.

    The following table shows selected condensed financial data expressed as a percentage of total revenues for the periods indicated for the average automotive dealer in the United States.

	Year Ended December 31,
	1999	1998
Average U.S. Dealership
Statement of Operations Data:
Revenues:
New vehicles	59.9%	59.0%
Used vehicles	28.9	29.4
Parts and service, other	11.2	11.6

Total sales	100.0%	100.0%
Gross profit	12.6	12.9
Total dealership expense	10.8	11.2
Income before taxes	1.8%	1.7%

Source: NADA Industry Analysis Division

    The following table sets forth selected condensed financial data for the Company, expressed as a percentage of total sales for the periods indicated below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Statement of Operations Data:
Sales:
New vehicles	53.1%	54.3%	54.1%	53.4%
Used vehicles	28.6	30.2	29.0	31.0
Service, body and parts	9.7	9.3	9.7	9.8
Other	8.6	6.2	7.2	5.8

Total sales	100.0%	100.0%	100.0%	100.0%
Gross profit	16.1	15.8	16.0	15.8
Selling, general and administrative	11.6	11.7	11.8	11.8
Income from operations	4.0%	3.7%	3.8%	3.5%

Results of Operations

    Revenues.  Revenues increased $110.1 million, or 35.8%, to $417.9 million for the quarter ended June 30, 2000 from $307.8 million for the comparable period of 1999. Revenues increased $281.6 million, or 52.9%, to $813.5 million for the six months ended June 30, 2000 compared to $531.9 million for the comparable period of 1999. Same store retail sales declined 1.2% in the second quarter of 2000 compared to the second quarter of 1999, primarily as a result of decreased sales of Chrysler products nationwide. Same store sales growth was 1.7% in the first six months of 2000 compared to the first six months of 1999, with all business lines showing strong growth. The increases in units sold and revenue from all sources are a result of acquisitions and internal growth.

    New Vehicles.  New vehicle sales of $222.0 million and $440.0 million, respectively, constituted 53.1% and 54.1%, respectively, of total revenues for the three and six month periods ended June 30, 2000 compared to $167.2 million and $284.1 million, respectively, or 54.3% and 53.4% of total revenues, respectively, in the comparable periods of 1999. The number of units sold and the average selling prices for the three and six month periods ended June 30, 2000 and 1999 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			% change			% change
	2000	1999		2000	1999
Units sold	9,303	7,229	28.7%	18,333	12,460	47.1%
Average selling price	$23,867	$23,132	3.2%	$24,003	$22,799	5.3%

    Retail Used Vehicles.  Retail used vehicle sales of $101.5 million and $199.9 million, respectively, constituted 24.3% and 24.6%, respectively, of total revenues for the three and six month periods ended June 30, 2000 compared to $78.1 million and $133.1 million, respectively, or 25.4% and 25.0% of total revenues, respectively, in the comparable periods of 1999. The number of units sold and the average selling prices for the three and six month periods ended June 30, 2000 and 1999 were as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
			% change			% change
	2000	1999		2000	1999
Units sold	7,660	5,875	30.4%	15,133	10,128	49.4%
Average selling price	$13,249	$13,285	(0.3%)	$13,213	$13,144	0.5%

    Service, Body and Parts.  Lithia derives additional revenue from the sale of parts and accessories, maintenance and repair services and collision repair work. Revenues from these types of services increased 42.1% in the second quarter of 2000 to $40.5 million, or 9.7% of total revenues, from $28.5 million, or 9.3% of total revenues in the second quarter of 1999. Revenues from these types of services increased 52.1% in the first six months of 2000 to $78.9 million, or 9.7% of total revenues, from $51.9 million, or 9.8% of total revenues in the first six months of 1999.

         Other Revenues.  Other revenues consist primarily of fleet sales and financing and insurance ("F&I") transactions. Other revenues increased 89.7% in the second quarter of 2000 to $36.1 million, or 8.6% of total revenues, from $19.0 million, or 6.2% of total revenues in the second quarter of 1999. Other revenues increased 88.4% in the first six months of 2000 to $58.5 million, or 7.2% of total revenues, from $31.1 million, or 5.8% of total revenues in the first six months of 1999.

    Gross Profit.  Gross profit increased 37.7% and 54.8%, respectively, during the three and six months ended June 30, 2000 to $67.2 million and $130.0 million, respectively, from $48.8 million and $84.0 million, respectively, during the three and six month periods ended June 30, 1999, primarily due to increased revenues and increased other revenues as a percentage of total revenues as indicated above. Gross profit margins achieved in 2000 and 1999 were as follows:

	1999 industry average	Lithia Q2 2000	Lithia Q2 1999	Lithia YTD 2000	Lithia YTD 1999
New vehicles	6.4%	9.3%	8.7%	9.0%	8.5%
Retail used vehicles	10.7%	13.8%	13.1%	13.7%	13.0%
Overall	12.6%	16.1%	15.9%	16.0%	15.8%

    Selling, General and Administrative Expense.  Selling, general and administrative ("SG&A") expense increased 34.6% and 52.7%, respectively, to $48.5 million and $95.7 million, respectively (11.6% and 11.8% of total revenues, respectively), for the three and six month periods ended June 30, 2000, compared with $36.1 million and $62.7 million, respectively (11.7% and 11.8% of total revenues, respectively), for the three and six month periods ended June 30, 1999. The increase in SG&A was due primarily to increased selling, or variable, expense related to the increase in revenues and the number of total locations.

    Depreciation and Amortization.  Depreciation and amortization expense increased 38.3% and 47.9%, respectively, to $1.9 million and $3.6 million, respectively (0.5% and 0.4% of total revenues, respectively), for the three and six month periods ended June 30, 2000, compared with $1.4 million and $2.4 million, respectively (0.4% and 0.5% of total revenues, respectively), for the three and six month periods ended June 30, 1999. The increases are primarily a result of increased property and equipment and goodwill related to acquisitions in 1999 and early 2000.

    Income from Operations.  Income from operations increased to $16.8 million and $30.7 million, respectively (4.0% and 3.8% of total revenues, respectively), for the three and six month periods ended June 30, 2000 compared to $11.4 million and $18.8 million, respectively (3.7% and 3.5% of total revenues, respectively), for the three and six month periods ended June 30, 1999. In addition to gaining efficiencies related to economies of scale, Lithia has seen improvements in the operating margins at stores that it has acquired and operated for a full year, bringing them more in line with its pre-existing stores.

    Floorplan Interest Expense.  Floorplan interest expense increased 116.2% and 99.9%, respectively, to $4.7 million and $8.6 million, respectively (1.1% and 1.1% of total revenues, respectively), for the three and six month periods ended June 30, 2000, compared with $2.2 million and $4.3 million, respectively (0.7% and 0.8% of total revenues, respectively), for the three and six month periods ended June 30, 1999.

The increases are primarily a result of increased flooring notes payable related to increased inventories as a result of the increase in stores owned and vehicles sold, as well as an overall increase in borrowing rates during 2000.

    Other Interest Expense.  Other interest expense increased 74.8% and 115.9%, respectively, to $1.9 million and $3.7 million, respectively (0.4% and 0.4% of total revenues, respectively), for the three and six month periods ended June 30, 2000, compared with $1.1 million and $1.7 million, respectively (0.3% and 0.3% of total revenues, respectively), for the three and six month periods ended June 30, 1999. The increases are primarily a result of increased average debt balances as a result of borrowings related to acquisitions, as well as an overall increase in borrowing rates during 2000.

    Income Tax Expense.  Lithia's effective tax rate for the first six months of 2000 was 41.0% compared to 40.5% in the first six months of 1999. The Company's effective tax rate increased as a result of purchases of new dealerships in jurisdictions with higher tax rates.

    Net Income.  Net income increased 35.3% and 46.7%, respectively, to $6.2 million and $11.2 million, respectively (1.5% and 1.4% of total revenues, respectively), for the three and six month periods ended June 30, 2000, compared with $4.6 million and $7.6 million, respectively (1.5% and 1.4% of total revenues, respectively), for the three and six month periods ended June 30, 1999, primarily as a result of increased revenues as discussed above.

Liquidity and Capital Resources

    Lithia's principal needs for capital resources are to finance acquisitions and capital expenditures and for working capital. Lithia has relied primarily upon internally generated cash flows from operations, borrowings under its credit facilities and the proceeds from public equity offerings to finance its operations and expansion.

    In June 2000, Lithia's Board of Directors authorized the repurchase of up to 1,000,000 shares of Lithia's Class A Common Stock. Lithia has purchased shares under this program and will continue to do so from time to time in the future as market conditions warrant.

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

    The Ford Credit lines of credit contain financial covenants requiring Lithia to maintain compliance with, among other things, specified ratios of (i) total debt to tangible base capital; (ii) total adjusted debt to tangible base capital; (iii) current ratio; (iv) fixed charge coverage; and (v) net cash. The Ford Credit lines of credit agreements also preclude the payment of cash dividends without the prior consent of Ford Credit. Lithia was in compliance with all such covenants at June 30, 2000.

    Interest rates on all of the above facilities ranged from 8.14% to 9.29% at June 30, 2000. Amounts outstanding on the lines at June 30, 2000 were as follows (in thousands):

New and Program Vehicle Lines	$267,110
Used Vehicle Line	55,500
Acquisition Line	0
Leased Vehicle Line	0
Equipment Line	10,844

$333,454

    The $9.0 million related party payable at December 31, 1999 was related to additional purchase price for the Moreland acquisition as a result of contingent payouts that were earned during 1999. In addition to the $9.0 million of cash, the Company accrued for the issuance of $4.5 million of its Class A Common Stock and $4.5 million redemption value of its Series M Preferred Stock to satisfy the contingent payout requirements. The cash was paid and the stock was issued in the first quarter of 2000.

    At June 30, 2000, Lithia had capital commitments of approximately $7.0 million for the construction of two new dealership facilities, which are anticipated to be completed in the first quarter of 2001. Approximately $1.6 million of the total $7.0 million has already been paid. Lithia anticipates paying for the construction out of existing cash balances until completion of the projects, at which time, Lithia will secure long-term financing for 90% to 100% of the amounts from third party lenders.

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

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 summarized certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, SAB 101B was issued which defers the implementation date of SAB 101 until October 1, 2000. The Company does not expect that SAB 101 will have a significant impact on its financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Lithia's only financial instruments with market risk exposure are variable rate floor plan notes payable and other credit line borrowings. At June 30, 2000 Lithia had $333.5 million outstanding under such facilities at interest rates ranging from 8.14% to 9.29%. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

PART II—OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    The annual meeting of the shareholders of the Company was held on May 18, 2000, at which the following actions were taken:

1.
The shareholders elected the seven nominees for director to the Board of Directors of the Company. The seven directors elected, along with the voting results are as follows:

Name		No. of Shares Voting For(1)	No. of Shares Withheld Voting
Sidney B. DeBoer	Class A	6,003,756	121,632
	Class B	4,087,000	—
	Series M	12,020	—
M. L. Dick Heimann	Class A	6,003,756	121,632
	Class B	4,087,000	—
	Series M	12,020	—
Thomas Becker	Class A	6,019,556	105,832
	Class B	4,087,000	—
	Series M	12,020	—
R. Bradford Gray	Class A	6,019,856	105,532
	Class B	4,087,000	—
	Series M	12,020	—
W. Douglas Moreland	Class A	6,019,856	105,532
	Class B	4,087,000	—
	Series M	12,020	—
Gerald F. Taylor	Class A	6,019,856	105,532
	Class B	4,087,000	—
	Series M	12,020	—
William J. Young	Class A	6,019,856	105,532
	Class B	4,087,000	—
	Series M	12,020	—

  (1)
  Each Class A share represents one vote, each Class B share represents 10 votes and each Series M shares represents 54.3 votes.

2.
The shareholders approved an amendment to the Lithia Motors, Inc. 1998 Employee Stock Purchase Plan to increase the number of shares of the Company's Common Stock that may be issued thereunder by 250,000 shares to a total of 500,000 shares:

	Number of Shares Voting For	Number of Shares Voting Against	Number of Shares Abstaining	Number of Broker Non-Votes
Class A	6,121,678	3,410	300	—
Class B	4,087,000	—	—	—
Series M	12,020	—	—	—

3.
The shareholders approved the Moreland Incentive Bonus Plan for fiscal 2000 and 2001:

	Number of Shares Voting For	Number of Shares Voting Against	Number of Shares Abstaining	Number of Broker Non-Votes
Class A	6,112,112	12,667	609	—
Class B	4,087,000	—	—	—
Series M	12,020	—	—	—

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

    The exhibits filed as a part of this report are listed below and this list constitutes the exhibit index.

Exhibit No.
10	Lease agreement dated February 28, 2000 between The Rice Family Limited Partnership and Lithia Real Estate, Inc. Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000.
27	Financial Data Schedule
(b)
Reports on Form 8-K

•
Under Item 5, Other Events, filed on June 21, 2000, and dated June 9, 2000, regarding the authorization by Lithia's Board of Directors for the Company to repurchase up to 1,000,000 shares of its Class A Common Stock.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2000	LITHIA MOTORS, INC.
	By:	/s/ SIDNEY B. DEBOER Sidney B. DeBoer Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)
	By:	/s/ JEFFREY B. DEBOER Jeffrey B. DeBoer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

LITHIA MOTORS, INC. FORM 10-Q INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES