Form 10-Q/A
period 2000-06-30
LITHIA MOTORS INC
filed 2000-09-06
CIK 1023128

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Date: September 6, 2000	LITHIA MOTORS, INC.
	By:	/s/ SIDNEY B. DEBOER Sidney B. DeBoer Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)
	By:	/s/ JEFFREY B. DEBOER Jeffrey B. DeBoer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

QuickLinks

PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements
SIGNATURES