Form 10-Q
period 2000-09-30
LITHIA MOTORS INC
filed 2000-11-14
CIK 1023128

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                          --------------------------

                                   FORM 10-Q

                          --------------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

                       Commission file number: 000-21789


                              LITHIA MOTORS, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

            Oregon                                        93-0572810
 ------------------------------                       -------------------
 (State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)

     360 E. Jackson Street, Medford, Oregon                   97501
    ----------------------------------------               ----------
    (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: 541-776-6899


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes _X_   No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class A Common stock without par value                    8,412,087
Class B Common stock without par value                    4,087,000
                (Class)                       (Outstanding at October 31, 2000)

                              LITHIA MOTORS, INC.
                                   FORM 10-Q
                                     INDEX

PART I - FINANCIAL INFORMATION                                         Page

Item 1.  Financial Statements

         Consolidated  Balance Sheets - September 30, 2000 (unaudited)   2
         and December 31, 1999

         Consolidated  Statements  of  Operations  -  Three  and  Nine
         Months Ended September 30, 2000 and 1999 (unaudited)            3

         Consolidated  Statements  of Cash Flows - Nine  Months  Ended
         September 30, 2000 and 1999 (unaudited)                         4

         Notes to Consolidated Financial Statements (unaudited)          5

Item 2.  Management's  Discussion and Analysis of Financial  Condition
         and Results of Operations                                       7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     13

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               13

Signatures                                                              14

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 (UNAUDITED) AND DECEMBER 31, 1999


                                                     September 30,  December 31,
                                                        2000            1999
                                                    --------------  --------------
                                                      (Unaudited)
Assets

Current Assets:
    Cash and cash equivalents                          $   52,520       $  30,364
    Trade receivables, net of allowance for doubtful
      accounts of $396 and $851                            34,605          25,683
    Notes receivable, current portion, net of allowance
      for doubtful accounts of $1,059 and $677              1,966           2,777
    Related party receivable                                  187               -
    Inventories, net                                      261,899         268,281
    Vehicles leased to others, current portion              2,691           3,000
    Prepaid expenses and other                              2,423           3,815
    Deferred income taxes                                       -             724
                                                    --------------  --------------
        Total Current Assets                              356,291         334,644

Land and buildings, net of accumulated
  depreciation of $1,072 and $646                          47,620          31,301
Equipment and other, net of accumulated
  depreciation of $6,479 and $5,037                        26,813          21,067
Notes Receivable, less current portion                      2,040           4,095
Vehicles Leased to Others, less current portion             5,015           2,808
Goodwill, net of accumulated amortization of
  $5,344 and $3,073                                       119,262         110,677
Other Non-Current Assets, net of accumulated
  amortization of $172 and $143                             1,772           1,841
                                                    --------------  --------------
        Total Assets                                   $  558,813       $ 506,433
                                                    ==============  ==============


Liabilities and Shareholders' Equity
Current Liabilities:
    Flooring notes payable                             $  202,029       $ 208,403
    Current maturities of long-term debt                    4,816           7,039
    Current portion of capital leases                          62              93
    Trade payables                                         13,290          11,873
    Payable to related party                                    -           9,000
    Accrued liabilities                                    25,149          23,237
    Deferred income taxes                                     308               -
                                                    --------------  --------------
        Total Current Liabilities                         245,654         259,645

Used Vehicle Flooring Facility                             56,000          35,500
Real Estate Debt, less current maturities                  26,205          18,963
Other Long-Term Debt, less current maturities              38,564          19,252
Long-Term Capital Lease Obligation, less current
  maturities                                                  118             196
Deferred Revenue                                            2,131           2,262
Other Long-Term Liabilities                                 6,336           5,456
Deferred Income Taxes                                       8,067           9,521
                                                    --------------  --------------
        Total Liabilities                                 383,075         350,795
                                                    --------------  --------------

Shareholders' Equity:
    Preferred stock - no par value; authorized 15,000
      shares; 15 shares designated Series M Preferred;
       issued and outstanding 14.9 and 10.4                 8,915           6,216
    Class A common stock - no par value;
      authorized 100,000 shares; issued and
      outstanding 8,375 and 7,824                         108,185         102,333
    Class B common stock
      authorized 25,000 shares; issued and
      outstanding 4,087                                       508             508
    Additional paid-in capital                                296           7,428
    Retained earnings                                      57,834          39,153
                                                    --------------  --------------
       Total Shareholders' Equity                         175,738         155,638
                                                    --------------  --------------
       Total Liabilities and Shareholders' Equity      $  558,813      $  506,433
                                                    ==============  ==============


CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)


                                             Three months ended September 30,    Nine months ended September 30,
                                             -------------------------------------------------------------------
                                                          2000           1999           2000          1999
                                                       ---------      ---------      ---------      ---------

Revenues:
   New vehicle sales                                   $ 243,169      $ 199,107      $ 683,217      $ 483,182
   Used vehicle sales                                    128,960        105,434        364,935        270,292
   Service, body and parts                                42,333         33,898        121,266         85,805
   Other revenues                                         28,604         18,930         87,102         49,988
                                                     -----------    -----------    -----------    -----------
        Total revenues                                   443,066        357,369      1,256,520        889,267
Cost of sales                                            372,146        300,124      1,055,552        748,036
                                                     -----------    -----------    -----------    -----------
Gross profit                                              70,920         57,245        200,968        141,231
Selling, general and administrative                       51,041         41,564        146,770        104,273
Depreciation - buildings                                     162             83            430            233
Depreciation - equipment and other                           971            948          2,808          2,505
Amortization                                                 799            529          2,301          1,261
                                                     -----------    -----------    -----------    -----------
        Income from operations                            17,947         14,121         48,659         32,959
Other income (expense)
   Floorplan interest expense                             (5,321)        (3,090)       (13,894)        (7,378)
   Other interest expense                                 (1,271)        (1,191)        (4,928)        (2,885)
   Other income, net                                         451             84            884             12
                                                     -----------    -----------    -----------    -----------
                                                          (6,141)        (4,197)       (17,938)       (10,251)
                                                     -----------    -----------    -----------    -----------
Income before income taxes                                11,806          9,924         30,721         22,708
Income tax expense                                         4,283          4,071         12,040          9,249
                                                     -----------    -----------    -----------    -----------
Net income                                           $     7,523    $     5,853    $    18,681    $    13,459
                                                     ===========    ===========    ===========    ===========

Basic net income per share                           $      0.60    $      0.50    $      1.50    $      1.23
                                                     ===========    ===========    ===========    ===========

Diluted net income per share                         $      0.55    $      0.47    $      1.36    $      1.16
                                                     ===========    ===========    ===========    ===========


CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)



                                                           Nine months ended September 30,
                                                           -------------------------------
                                                                 2000               1999
                                                           -------------------------------

Cash  flows from operating activities:
   Net income                                                 $ 18,681           $ 13,459
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                           5,539              3,999
         Compensation expense related to stock option issuances     59                 59
         Loss on sale of assets                                     53                 39
         Loss on sale of vehicles leased to others                  88                220
         Deferred income taxes                                    (422)             1,289
         Equity in income of affiliate                             (28)               (44)
         (Increase) decrease, net of effect of acquisitions:
            Trade and installment contract receivables, net     (8,313)               654
            Inventories                                         18,978             16,256
            Prepaid expenses and other                           1,236             (4,296)
            Other noncurrent assets                               (278)              (239)
         Increase (decrease), net of effect of acquisitions:
            Floorplan notes payable                            (14,549)           (20,314)
            Trade payables                                       1,417             (3,824)
            Accrued liabilities                                  1,910              7,616
            Other liabilities                                    1,193                199
                                                              --------           --------
               Net cash provided by operating activities        25,564             15,073

Cash flows from investing activities:
   Notes receivable issued                                        (523)              (772)
   Principal payments received on notes receivable               3,398              6,222
   Capital expenditures                                        (21,117)            (6,833)
   Proceeds from sale of assets                                  1,035              1,379
   Proceeds from sale of vehicles leased to others               5,247              5,432
   Expenditures for vehicles leased to others                   (8,037)            (7,302)
   Cash paid for acquisitions                                  (31,187)           (29,042)
   Cash from sale of franchise                                   1,287                  -
   Distribution from affiliate                                     379              1,268
                                                              --------           --------
               Net cash used in investing activities           (49,518)           (29,648)

Cash flows from financing activities:
   Net borrowing on lines of credit                             47,620             25,500
   Payments on capital lease obligations                           (71)              (977)
   Principal payments on long-term debt                        (12,050)            (6,560)
   Proceeds from issuance of long-term debt                      9,261              1,449
   Repurchase of common stock                                     (443)                 -
   Proceeds from issuance of common stock                        1,793                548
                                                              --------           --------
               Net cash provided by financing activities        46,110             19,960
                                                              --------           --------
Increase in cash and cash equivalents                           22,156              5,385

Cash and cash equivalents:
   Beginning of period                                          30,364             20,879
                                                              --------           --------
   End of period                                              $ 52,520           $ 26,264
                                                              ========           ========


                              LITHIA MOTORS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                  (Unaudited)

Note 1. Basis of Presentation

The financial information included herein for the three and nine-month periods ended September 30, 2000 and 1999 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999 is derived from Lithia Motors, Inc.'s (the Company's) 1999 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 1999 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method).

                                September 30, 2000     December 31, 1999
                                ------------------     -----------------
New and program vehicles            $193,081                $198,812
Used vehicles                         54,684                  56,292
Parts and accessories                 14,134                  13,177
                                    --------                --------
                                    $261,899                $268,281
                                    ========                ========

Note 3.  Credit Line Amendment

In July 2000, Lithia's $10,000 leased vehicle and $15,000 equipment lines of credit were amended to combine the two lines of credit into one line of credit with a maximum borrowing amount of $20,000, which expires April 30, 2002. The line of credit is secured by Lithia's inventory, equipment, accounts receivable and other assets. Interest rates on all of Lithia's lines of credit ranged from 8.27% to 9.49% at September 30, 2000.

Note 4. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

                                           Nine Months Ended September 30,
                                           ---------------------------------
                                               2000                1999
                                           -------------        ------------
Cash paid during the period for income        $9,896             $ 9,848
taxes
Cash paid during the period for interest      19,047              10,209
Stock   issued   in    connection    with          -              32,761
acquisitions

Note 5. Earnings Per Share

Following is a reconciliation  of basic earnings per share ("EPS") and diluted
EPS:


Three Months Ended September 30,              2000                               1999
----------------------------------           -------------------------------     --------------------------------
                                                                   Per Share                            Per Share
                                                Income    Shares     Amount        Income     Shares     Amount
                                                ------    ------     ------        ------     ------     ------
Basic EPS
Net income available to Common
  Shareholders                                  $7,523     12,467      $0.60        $5,853    11,596        $0.50
                                                                   =========                           ==========
Diluted EPS
Dilutive stock options                               -        129                        -       396
Convertible preferred stock                          -      1,161                        -       494
                                              --------- ----------               ---------- ----------
Net income available to Common
  Shareholders                                  $7,523     13,757      $0.55        $5,853    12,486        $0.47
                                                                   =========                           ==========



Nine  Months Ended September 30,              2000                               1999
----------------------------------           -------------------------------     --------------------------------
                                                                   Per Share                            Per Share
                                                Income    Shares     Amount        Income     Shares     Amount
                                                ------    ------     ------        ------     ------     ------
Basic EPS
Net income available to Common
  Shareholders                                 $18,681    12,428       $1.50       $13,459    10,926        $1.23
                                                                   =========                           ==========
Diluted EPS
Dilutive stock options                               -       157                         -       367
Convertible preferred stock                          -     1,161                         -       277
                                              --------- ----------               ---------- ----------
Net income available to Common
  Shareholders                                 $18,681    13,746       $1.36       $13,459    11,570        $1.16
                                                                   =========                           ==========


Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive are as follows:

                    Three Months Ended          Nine Months Ended September
                       September 30,                        30,
                ----------------------------   ------------------------------
                   2000            1999           2000              1999
                ------------    ------------   ------------      -----------
Stock options      703                -           711                 34


Note 6. Acquisitions

The following acquisitions have been made in 2000:

o In March, Lithia acquired the Bob Rice Ford/Chrysler dealership in Boise, Idaho. The dealership had estimated 1999 revenues of approximately $73,000.

o In May, Lithia acquired Shumate Honda in Kennewick, Washington with estimated annual revenues of $27,000.

o In July 2000, Saturn of Eugene, Oregon was acquired with estimated revenues of $5,000.

The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations are not materially different from actual results of operations.

Two shared franchises in Reno, Nevada have been split, creating two separate stores; Lithia Reno Subaru and Lithia Reno Hyundai. The Daewoo franchise that was located in Twin Falls, Idaho, was closed in October 2000. Additionally, the Jeep franchise at our Lithia Jeep/Hyundai store in Fresno, California was exchanged in July 2000 for Dodge and Chrysler/Jeep franchises that remain to be opened in another market. The Lithia Jeep of Bakersfield store and franchise was exchanged in September 2000 for two new store locations for Chrysler/Dodge/Jeep and Dodge that remain to be opened in other markets.

Note 7. Purchase of Common Stock

In June 2000, Lithia's Board of Directors authorized the repurchase of up to 1,000 shares of Lithia's Class A Common Stock. Lithia has purchased shares under this program and will continue to do so from time to time in the future as market conditions warrant.

Note 8. Subsequent Event

In October 2000, Lithia acquired the Terry Schulte dealerships in Sioux Falls, South Dakota. The dealerships consist of two stores, one with Chevrolet, Subaru, Jeep and Mitsubishi franchises and one with Kia. The dealerships had estimated 1999 revenues of approximately $75,000.

Note 9.  Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

This Form 10-Q contains forward-looking statements. These statements are necessarily subject to risk and uncertainty. Actual results could differ materially from those projected in these forward-looking statements. These risk factors include, but are not limited to, the following:

o    The cyclical nature of automobile sales;

o    Lithia's ability to negotiate profitable, accretive acquisitions;

o    Lithia's ability to secure manufacturer approvals for acquisitions; and

o    Lithia's ability to retain existing management.

See Exhibit 99 to Lithia's 1999 Form 10-K for a more complete discussion of risk factors.

General

Lithia is a leading operator of automotive franchises and retailer of new and used vehicles and services through a well developed franchise system with its automotive manufacturer partners. As of October 31, 2000, we offer 26 brands of new vehicles, through 106 franchises in 49 locations in the western United States and over the Internet. We currently operate 14 dealerships in California, 14 in Oregon, 4 in Washington, 6 in Colorado, 5 in Nevada, 4 in Idaho and 2 in South Dakota. Lithia sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers.

The following table shows selected condensed financial data expressed as a percentage of total revenues for the periods indicated for the average automotive dealer in the United States.

Average U.S. Dealership                  Year Ended December 31,
                                     -------------------------------
Statement of Operations Data:            1999                1998
                                     ------------        -----------
Revenues:
    New vehicles                            59.9 %             59.0 %
    Used vehicles                           28.9               29.4
    Parts and service, other                11.2               11.6
                                     ------------        -----------
                                           100.0 %            100.0 %
      Total sales
Gross profit                                12.6               12.9
Total dealership expense                    10.8               11.2
Income before taxes                          1.8 %              1.7 %

Source: NADA Industry Analysis Division


The following table sets forth selected condensed financial data for the Company, expressed as a percentage of total revenues for the periods indicated below.

                             Three Months Ended     Nine Months Ended
                                September 30,         September 30,
                             ------------------    --------------------
                              2000      1999        2000         1999
                            ---------  --------    --------     -------
Statement   of   Operations
  Data:
Revenues:
    New vehicles               54.9  %   55.7  %     54.4  %     54.3  %
    Used vehicles              29.1      29.5        29.0        30.4
    Service, body and parts     9.6       9.5         9.7         9.7
        Other                   6.4       5.3         6.9         5.6
                            ---------  --------    --------     -------
      Total revenues          100.0  %  100.0  %    100.0  %    100.0  %
Gross profit                   16.0      16.0        16.0        15.9
Selling, general and           11.5      11.6        11.7        11.7
  administrative
Depreciation and                0.4       0.4         0.4         0.4
  amortization
Income from operations          4.1       4.0         3.9         3.7
Floorplan interest expense      1.2       0.9         1.1         0.8
Other interest expense          0.3       0.3         0.4         0.3
Other, net                      0.1       0.0         0.1         0.0
Income before tax               2.7  %    2.8  %      2.4  %      2.6  %

Results of Operations
                                Three Months Ended
                                   September 30,                      %
                                --------------------   Increase    Increase
                                  2000       1999     (Decrease)  (Decrease)
                                ---------   --------  ----------  ----------
Revenues:
  New vehicle sales             $243,169    $199,107    $44,062       22.1%
  Used vehicle sales             128,960    105,434      23,526      22.3
  Service, body and parts         42,333     33,898       8,435      24.9
  Other revenues                  28,604     18,930       9,674      51.1
                                ---------   --------  ----------  ----------
    Total revenues               443,066    357,369      85,697      24.0
Cost of sales                    372,146    300,124      72,022      24.0
                                ---------   --------  ----------  ----------
Gross profit                      70,920     57,245      13,675      23.9
Selling, general and              51,041     41,564       9,477      22.8
  administrative
Depreciation and amortization      1,932      1,560         372      23.8
                                ---------   --------  ----------  ----------
Income from operations            17,947     14,121       3,826      27.1
Floorplan interest expense        (5,321)    (3,090)     (2,231)     72.2
Other interest expense            (1,271)    (1,191)        (80)      6.7
Other, net                           451         84         367     436.9
                                ---------   --------  ----------  ----------
Income before income taxes        11,806      9,924       1,882      19.0
Income tax expense                 4,283      4,071         212       5.2
                                ---------   --------  ----------  ----------
Net income                        $7,523     $5,853      $1,670       28.5%
                                =========   ========  ==========  ==========

New units sold                    10,222      8,399       1,823       21.7%
Average selling price            $23,789    $23,706         $83        0.3%
Used units sold                    8,320      7,018       1,302       18.6%
Average selling price            $13,068    $13,114        $(46)     (0.4)%
Used units sold - wholesale        4,606      3,364       1,242       36.9%
Average selling price             $4,393     $3,983        $410       10.3%

                                 Nine Months Ended
                                   September 30,                      %
                                --------------------   Increase    Increase
                                  2000       1999     (Decrease)  (Decrease)
                                ---------   --------  ----------  ----------
Revenues:
  New vehicle sales             $683,217    $483,182   $200,035       41.4%
  Used vehicle sales             364,935    270,292      94,643      35.0
  Service, body and parts        121,266     85,805      35,461      41.3
  Other revenues                  87,102     49,988      37,114      74.2
                                ---------   --------  ----------  ----------
    Total revenues              1,256,520   889,267     367,253      41.3
Cost of sales                   1,055,552   748,036     307,516      41.1
                                ---------   --------  ----------  ----------
Gross profit                     200,968    141,231      59,737      42.3
Selling, general and             146,770    104,273      42,497      40.8
  administrative
Depreciation and amortization      5,539      3,999       1,540      38.5
                                ---------   --------  ----------  ----------
Income from operations            48,659     32,959      15,700      47.6
Floorplan interest expense       (13,894)    (7,378)     (6,516)     88.3
Other interest expense            (4,928)    (2,885)     (2,043)     70.8
Other, net                           884         12         872   7,266.7
                                ---------   --------  ----------  ----------
Income before income taxes        30,721     22,708       8,013      35.3
Income tax expense                12,040      9,249       2,791      30.2
                                ---------   --------  ----------  ----------
Net income                       $18,681    $13,459      $5,222       38.8%
                                =========   ========  ==========  ==========

New units sold                    28,555     20,859       7,696       36.9%
Average selling price            $23,926    $23,164        $762        3.3%
Used units sold                   23,453     17,146       6,307       36.8%
Average selling price            $13,161    $13,132         $29        0.2%
Used units sold - wholesale       12,637      9,692       2,945       30.4%
Average selling price             $4,452     $4,657       $(205)     (4.4)%

Revenues. Same store retail sales increased 3.1% in the third quarter of 2000 compared to the third quarter of 1999 and 2.3% in the first nine months of 2000 compared to the first nine months of 1999. The increases in units sold and revenue from all sources are a result of acquisitions and internal growth.

Gross Profit. Gross profit increased primarily due to increased total revenues and increased other revenues as a percentage of total revenues. Gross profit margins achieved in 2000 and 1999 were as follows:

                    1999
                   industry   Lithia     Lithia     Lithia     Lithia
                   average   Q3 2000    Q3 1999    YTD 2000    YTD 1999
                   --------  --------   --------   --------   ---------
New vehicles        6.4%      8.7%       8.6%       8.9%        8.6%
Retail used        10.7%     13.3%      12.8%      13.6%       12.9%
vehicles
Service and          n/a     45.0%      45.3%      45.2%       44.6%
parts
Overall            12.6%     16.0%      16.0%      16.0%       15.9%

Selling, General and Administrative Expense. Selling, general and administrative expense increased due primarily to increased selling, or variable, expense related to the increase in revenues and the number of total locations. Selling, general and administrative expense as a percentage of revenue improved one-tenth of one percent in the three months ended September 30, 2000 compared to the three months ended September 30, 1999 and was the same for the comparable nine month periods. The improvement in the three month period was due to continued realization of economies of scale.

Depreciation and Amortization. Depreciation and amortization expense increased primarily as a result of increased property and equipment and goodwill related to acquisitions in 1999 and 2000.

Income from Operations. Operating margins improved for both the three and nine month periods ended September 30, 2000. In addition to gaining efficiencies related to economies of scale, Lithia has seen improvements in the operating margins at stores that it has acquired and operated for a full year, bringing them more in line with its pre-existing stores.

Floorplan Interest Expense. Floorplan interest expense increased primarily as a result of increased flooring notes payable and an overall increase in borrowing rates during 2000.

Other Interest Expense. Other interest expense increased primarily as a result of increased average debt balances as a result of borrowings related to acquisitions, as well as an overall increase in borrowing rates during 2000.

Income Tax Expense. Lithia's effective tax rate declined as a result of an increasing mix of asset acquisitions compared to corporate acquisitions and the increased weighting of deductible goodwill.

Net Income. Net income increased primarily as a result of increased revenues and decreased costs as a percentage of revenues as discussed above.

Liquidity and Capital Resources

Lithia's principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. Lithia has relied primarily upon internally generated cash flows from operations, borrowings under its credit facilities and the proceeds from public equity offerings to finance its operations and expansion.

In June 2000, Lithia's Board of Directors authorized the repurchase of up to 1,000,000 shares of Lithia's Class A Common Stock. Lithia has purchased shares under this program and will continue to do so from time to time in the future as conditions warrant.

Ford Motor Credit Company, Toyota Motor Credit Corporation, Chrysler Financial Corporation and General Motors Acceptance Corporation have agreed to floor all of Lithia's new vehicles for their respective brands with Ford Credit serving as the primary lender for all other brands. There are no formal limits to these commitments for new vehicle wholesale financing.

Ford Credit has also extended an $85 million revolving line of credit for used vehicles and a $115 million acquisition line of credit to purchase dealerships of any brand. These commitments have an expiration date of December 1, 2002, with interest due monthly. Lithia also has the option to convert the acquisition line into a five-year term loan. In addition, U.S. Bank N.A. has extended a $20 million revolving line of credit for leased vehicles and equipment purchases.

The lines with Ford Credit are cross-collateralized and are secured by inventory, accounts receivable, intangible assets and equipment. The other new vehicle lines are secured by new vehicle inventory of the relevant dealerships.

The Ford Credit lines of credit contain financial covenants requiring Lithia to maintain compliance with, among other things, specified ratios of (i) total debt to tangible base capital; (ii) total adjusted debt to tangible base capital; (iii) current ratio; (iv) fixed charge coverage; and (v) net cash. The Ford Credit lines of credit agreements also preclude the payment of cash dividends without the prior consent of Ford Credit. Lithia was in compliance with all such covenants at September 30, 2000.

Interest rates on all of the above facilities ranged from 8.27% to 9.49% at September 30, 2000. Amounts outstanding on the lines at September 30, 2000 were as follows (in thousands):

   New and Program Vehicle Lines         $202,029
   Used Vehicle Line                       56,000
   Acquisition Line                        12,000
   Equipment and Leased Vehicle Line       20,000
                                      --------------
                                         $290,029
                                      ==============

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

At September 30, 2000, Lithia had capital commitments of approximately $16.0 million for the construction of five new dealership facilities, of which $12.5 million is anticipated to be incurred through the end of 2001 and $3.5 million is anticipated to be incurred in 2002. Approximately $5.3 million has already been paid out of existing cash balances. Lithia anticipates paying for the construction out of existing cash balances until completion of the projects, at which time, Lithia anticipates securing long-term financing for 90% to 100% of the amounts from third party lenders.

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

Recent Accounting Pronouncements

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments. SFAS 137 and 138 are effective for fiscal years beginning after June 15, 2000. Lithia does not expect the adoption of SFAS 137 and 138 to have a material impact on its financial position, results of operations or cash flows.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Lithia has variable rate floor plan notes payable and other credit line borrowings that subject it to market risk exposure. At September 30, 2000 Lithia had $290 million outstanding under such facilities at interest rates ranging from 8.27% to 9.49%. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

In order to reduce the variability of interest payments, Lithia has fixed a portion of its interest expense by utilizing interest rate swaps as follows:

o Effective September 1, 2000, Lithia entered into a five year, $25 million interest rate swap at a fixed rate of 6.88%.

o Effective November 1, 2000 Lithia entered into a three year, $25 million interest rate swap at a fixed rate of 6.47%.

Lithia earns interest on both of the $25 million interest rate swaps at the one month LIBOR rate adjusted on the first and sixteenth of every month. The difference between interest paid and interest earned is recorded in the statement of operations as interest income or interest expense. The one month LIBOR rate at September 30, 2000 was 6.63%.

                        PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

The exhibits filed as a part of this report are listed below and this list constitutes the exhibit index.

Exhibit No.

     10.1 Lease agreement dated February 28, 2000 between The Rice Family Limited Partnership and Lithia Real Estate, Inc. Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000.

     10.2 Amendment  No.  2  dated  July  26,  2000 to  Loan  Agreement  dated
          September 20, 1999 between Lithia Financial Corporation, Lithia Motors, Inc., Lithia SALMIR, Inc. and Lithia Aircraft, Inc. and U.S. Bank National Association.

     27   Financial Data Schedule

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:   November 10, 2000           LITHIA MOTORS, INC.



                                    By  /s/ JEFFREY B. DEBOER
                                        -------------------------------------
                                        Jeffrey B. DeBoer
                                        Senior Vice President (authorized
                                        officer of registrat) and
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                         Officer)