Form 10-K
period 2000-12-31
LITHIA MOTORS INC
filed 2001-03-29
CIK 1023128

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                    FORM 10-K
                              --------------------
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended: December 31, 2000
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
--------------------------------------------------------------------------------
  (State or other jurisdiction of incorporation                (I.R.S. Employer
                or organization)                             Identification No.)

          360 E. Jackson Street, Medford, Oregon                     97501
--------------------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)

                                  541-776-6899
                                  -------------
               (Registrant's telephone number including area code)
           Securities registered pursuant to Section 12(b) of the Act:
                     Class A Common Stock, without par value
        Securities registered pursuant to Section 12(g) of the Act: None
                                (Title of Class)
                               ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  Registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days: Yes [X] No [_]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of Registrant's  knowledge,  in definitive proxy or information  statements incorporated  by  reference in Part III of this Form 10-K,  or any  amendment to this Form 10-K. [X]

The  aggregate  market value of the voting stock held by  non-affiliates  of the
Registrant  was  $46,385,756  as of February  28, 2001 based upon the last sales price  ($13.23)  as reported by the New York Stock  Exchange  for the  Company's
Class A Common Stock.

The number of shares outstanding of the Registrant's Common Stock as of February
28, 2001 was: Class A: 8,448,213 shares and Class B: 4,087,000 shares.

The  number of shares  outstanding  of the  Registrant's  Preferred  Stock as of
February 28, 2001 was:  Series M 2002:  10,360  shares and Series M 2003:  4,499 shares.

                       Documents Incorporated by Reference

The  Registrant  has  incorporated  into Part III of Form  10-K,  by  reference, portions of its Proxy Statement for its 2001 Annual Meeting of Shareholders.

                               LITHIA MOTORS, INC.
                          2000 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS
                                                                         Page
                                                                         ----
                                            PART I

Item 1.      Business                                                       2

Item 2.      Properties                                                    12

Item 3.      Legal Proceedings                                             12

Item 4.      Submission of Matters to a Vote of Security Holders           12

                                           PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder 13
             Matters

Item 6.      Selected Financial Data                                       14

Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     15

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk    20

Item 8.      Financial Statements and Supplementary Data                   21

Item 9.      Changes in and Disagreements With Accountants on
             Accounting and Financial Disclosure                           21

                                           PART III

Item 10.     Directors and Executive Officers of the Registrant            22

Item 11.     Executive Compensation                                        22

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management                                                22

Item 13.     Certain Relationships and Related Transactions                22

                                           PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports
             on Form 8-K                                                   22

Signatures                                                                 26

                                     PART I

Item 1.  BUSINESS
-------  --------

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

         o        Lithia's   ability   to   retain   existing   management   and
                  successfully manage the stores.

See Exhibit 99 to this Form 10-K for a more complete discussion of risk factors.

GENERAL

Lithia is a leading  operator of automotive  franchises  and retailer of new and used  vehicles and  services.  As of March 1, 2001,  we offered 26 brands of new vehicles,  through 114  franchises in 56 locations in the western  United States and over  the  Internet.  We  currently  operate  15  stores  in  Oregon,  14 in
California,  7 in Washington, 6 in Colorado, 6 in Idaho, 5 in Nevada, 2 in South
Dakota and 1 in Alaska.  Lithia sells new and used cars and light trucks,  sells replacement  parts,  provides vehicle  maintenance,  warranty,  paint and repair services,  and arranges  related  financing  and  insurance  for its  automotive customers.

Lithia  Motors,  Inc.  was  founded in 1946 and its two senior  executives  have managed Lithia for more than 30 years.  Management has developed and implemented
its  acquisition  and  operating  strategies,   which  have  enabled  Lithia  to
successfully  identify,   acquire  and  integrate  stores,  achieving  financial
performance superior to industry averages. Lithia has achieved compounded annual growth rates over the last four years of 85% per year for annual  revenues,  75%
per year for net income and 36% per year for earnings per share.  Since December
1996, when we completed our initial public offering,  we have acquired or opened
51 stores and are actively pursuing additional acquisitions.

According  to industry  data,  the number of  franchised  automobile  stores has declined from more than 36,000 stores in 1960 to under 22,000 in 2000. As of the end of 1999,  the largest 100 dealer groups  generated  12.3% of total  industry sales.  Based on our current  annual  revenue run rate of over $1.7 billion,  we believe that we are one of the 10 largest automobile retailers in the country.

Further consolidation of the automotive retailing industry is expected due to:

         o        The  high  cost  of  entry  into  the  franchised   automobile
                  business;

         o        Many stores owned by  individuals  who are nearing  retirement age; and

         o        The  desire  of   manufacturers  to  strengthen  their  dealer
                  networks through consolidation.

GROWTH STRATEGY

Lithia has become a leading  acquirer and operator of  automobile  stores in the western and  inter-mountain  United States.  We target  acquisitions  in markets where we have the opportunity to acquire or build a significant market presence.
Our preference is either to make a strategic  acquisition in a new territory and acquire  one or two stores at a time to  establish  that  market  presence  (via
"Fill-ins"), or to acquire an entire group at one time (a "Platform").  Lithia's
current   core   markets  are   South-Central   Oregon,   Northern   California,
South-Central Valley, California,  Northern Nevada, Eastern Washington,  Denver,
Colorado and Boise,  Idaho.  Lithia's  strict  discipline in purchasing  stores, combined with its ability to improve  profitability  by implementing  the Lithia operating model into acquired  stores,  has effectively  allowed Lithia to build profitable store groups in each new area.

Since our initial  public  offering  in December  1996,  we have  completed  the purchase of 47 stores with the following revenues at the time of acquisition:

                                         Number
                                       of stores            Revenues
                      Year              acquired          (in millions)
                ----------------    ----------------    -----------------
                      1996                 2                  $ 60
                      1997                10                   300
                      1998                11                   310
                      1999                13                   585
                      2000                 8                   254
                      2001                 3                    85
                ----------------    ----------------   ----------------
                     Total                47                $1,594
                                    ================   ================

OPERATING STRATEGY

After acquiring a new store,  Lithia  implements its operating model to maximize the  overall  franchise  value of each  location.  Lithia's  operating  strategy consists of the following elements:

Value Partnership with  Manufacturers  Lithia views the  manufacturer/franchisee
relationship   as  a  valuable   partnership.   The   manufacturers   are  large
well-developed  companies with enormous resources  committed to the franchise as the method of retailing their products.  They lend support in training  Lithia's employees;  in allocating  vehicles;  in designing  systems for  operations;  in selling  slower-moving  inventories  through  incentives  and  rebates;  and  in advertising  through regional and national  sources.  Lithia relies on this help and  encourages  their  assistance as a welcome  partner.  Lithia  cooperates in facility design, in marketing efforts, brand realignment and in program support.

Provide a Broad Range of Products  and Services  Lithia  offers a broad range of products and services  including a wide selection of new and used cars and light trucks, vehicle financing and insurance and replacement parts and service.

Lithia seeks to increase  customer  traffic and meet specific  customer needs by offering new and used vehicles and an array of complementary services at each of its locations. We believe that offering numerous new vehicle brands appeals to a variety of customers,  minimizes dependence on any one manufacturer, and reduces our exposure to supply problems and product cycles.

Emphasize  Sales  of  Higher  Margin  Products  and  Services  Lithia  generates substantial  incremental  revenue and net income by arranging  the financing for the sale of vehicles and by selling  insurance,  extended service  contracts and vehicle  maintenance.  In 2000,  Lithia  arranged  financing  for 73% of its new vehicle  sales  and 72% of its  used  vehicle  sales,  compared  to 49% and 59%, respectively, for the average automobile store in the United States (2000 data).

Employ  Professional  Management  Techniques Each store is its own profit center and is managed by an experienced general manager who has primary  responsibility
for  inventory,   advertising,  pricing  and  personnel.  In  order  to  provide additional support towards improving performance, each store has available to it a team of  specialists in new vehicle  sales,  used vehicle  sales,  finance and insurance,  service and parts,  and back office  administration.  A  significant portion of the compensation of the general  managers and department  managers is based on the profitability of their stores and departments, respectively. Senior management monitors each store's sales, profitability and inventory on a regular basis.

Focus  on  Customer   Satisfaction  and  Loyalty  Lithia   emphasizes   customer
satisfaction and works to develop a reputation for quality and fairness.  Lithia trains its sales  personnel to identify an  appropriate  vehicle for each of its customers at an affordable price.

Lithia's "Priority You" customer centered plan commits to provide:

         o        A complimentary credit check;

         o        A complimentary vehicle appraisal;

         o        A 60-day/3,000 mile warranty on all used vehicles sold; and

         o        A community donation for every vehicle sold.

We believe that  "Priority  You" helps  differentiate  us from other  automotive retail stores.

We  believe  the  application  of this  operating  strategy  provides  us with a competitive  advantage  over many  stores and it is  critical  to our ability to achieve levels of profitability superior to industry averages.

Lithia has received a number of dealer quality and customer  satisfaction awards from various manufacturers this year and in the past. These include;  Chrysler's highest recognition for dealer excellence,  the Five-Star Certification;  Ford's
Blue Oval  Certificate;  Toyota's  President's Cup; Honda's  President's  Award;
Dodge's  National  Charger Club  membership,  Volkswagen of America's  Wolfsburg
Crest Club Award; and Isuzu's Sendai Cup & President's Cup, each recognizing high sales volume and customer satisfaction.

STORE OPERATIONS

Lithia's  stores,  brands sold and the approximate  percentage of current annual revenues are as follows:

---------------------------------------------------------------------------------------------
          Oregon Stores (15)                            Franchises (41)                  22%
---------------------------------------------------------------------------------------------
Lithia Honda (Medford)                     Honda
Lithia Volkswagen Isuzu (Medford)          Volkswagen, Isuzu
Lithia Lincoln Mercury Mazda Suzuki        Lincoln/Mercury, Mazda, Suzuki
 (Medford)
Lithia Toyota of Medford                   Toyota
Lithia Dodge Chrysler Plymouth Jeep        Dodge, Dodge Truck, Chrysler/Plymouth,
 (Medford)                                  Jeep
Saturn of Southwest Oregon (Medford)       Saturn
Lithia Nissan BMW (Medford)                Nissan, BMW
Lithia's Grants Pass Auto Center           Dodge, Dodge Truck, Chrysler/Plymouth,
                                            Jeep
Saturn of Eugene*                          Saturn
Lithia Dodge of Eugene                     Dodge, Dodge Truck
Lithia Toyota of Springfield               Toyota
Lithia Nissan of Eugene                    Nissan
Lithia Ford Lincoln Mercury Nissan of      Ford, Lincoln/Mercury, Nissan
 Roseburg
Lithia Dodge Chrysler/Plymouth Jeep of     Dodge,  Dodge  Truck,  Chrysler/Plymouth,
 Roseburg                                   Jeep
Lithia Klamath Falls Auto Center           Toyota, Dodge, Dodge Truck,
                                            Chrysler/Plymouth, Jeep
---------------------------------------------------------------------------------------------
        California Stores (14)                          Franchises (19)                  21%
---------------------------------------------------------------------------------------------
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
Lithia BMW of Bakersfield                  BMW
Acura of Bakersfield                       Acura
Lithia Ford of Fresno                      Ford
Lithia Mazda Suzuki of Fresno              Mazda, Suzuki
Lithia Nissan of Fresno                    Nissan
Lithia Hyundai of Fresno                   Hyundai
---------------------------------------------------------------------------------------------
          Colorado Stores (6)                           Franchises (18)                  20%
---------------------------------------------------------------------------------------------
Lithia Centennial Chrysler Plymouth        Chrysler/Plymouth, Jeep
 Jeep (Denver)
Lithia Cherry Creek Dodge (Denver)         Dodge, Dodge Truck
Lithia Colorado Chrysler Plymouth Kia      Chrysler/Plymouth, Kia
 (Denver)
Lithia Foothills Chrysler Hyundai          Dodge,  Dodge  Truck,  Chrysler/Plymouth,
 (Fort Collins)                             Hyundai, Jeep
Lithia Colorado Jeep (Denver)              Jeep
Lithia Colorado Springs Jeep Chrysler      Jeep, Chrysler/Plymouth
 Plymouth
---------------------------------------------------------------------------------------------
         Washington Stores (7)                          Franchises (12)                  12%
---------------------------------------------------------------------------------------------
Lithia Camp Chevrolet (Spokane)            Chevrolet
Lithia Camp Imports (Spokane)              Subaru, BMW, Volvo
Lithia Dodge of Tri-Cities                 Dodge, Dodge Truck
Lithia Ford of Tri-Cities*                 Ford
Honda of Tri-Cities*                       Honda
Lithia Dodge of Renton*                    Dodge, Dodge Truck
Lithia Chrysler Jeep of Renton*            Chrysler, Jeep
---------------------------------------------------------------------------------------------
           Idaho Stores (6)                             Franchises (12)                  12%
---------------------------------------------------------------------------------------------
Pocatello Dodge Chrysler Honda Hyundai*    Dodge,  Dodge  Truck,  Chrysler,   Honda,
                                            Hyundai
Roundtree Chevrolet (Boise)                Chevrolet
Roundtree Lincoln-Mercury Isuzu (Boise)    Lincoln/Mercury, Isuzu
Roundtree Daewoo of Boise                  Daewoo
Lithia Ford Chrysler of Boise*             Ford, Chrysler
---------------------------------------------------------------------------------------------
           Nevada Stores (5)                            Franchises (8)                    7%
---------------------------------------------------------------------------------------------
Lithia Reno                                Suzuki, Audi, Lincoln/Mercury, Isuzu
Lithia Volkswagen of Reno                  Volkswagen
Lithia Sparks (satellite of Lithia         Suzuki, Lincoln/Mercury, Isuzu
 Reno)
Lithia Reno Hyundai                        Hyundai
Lithia Reno Subaru                         Subaru

---------------------------------------------------------------------------------------------
        South Dakota Stores (2)                         Franchises (2)                    4%
---------------------------------------------------------------------------------------------
Chevrolet of Sioux Falls*                  Chevrolet
Lithia Subaru of Sioux Falls*              Subaru
---------------------------------------------------------------------------------------------
           Alaska Store (1)                             Franchises (2)                    2%
---------------------------------------------------------------------------------------------
Lithia Chrysler Jeep of Anchorage*         Chrysler, Jeep
---------------------------------------------------------------------------------------------
               56 Stores                          114 Franchises - 26 Brands            100%
---------------------------------------------------------------------------------------------
*Store acquired in 2000 or 2001.

In 2000 and 2001 the following changes were made to our franchises:

         o        Two shared franchises in Reno, Nevada were split, creating two separate stores; Lithia Reno Subaru and Lithia Reno Hyundai;

         o        The Daewoo  franchise  that was located in Twin Falls,  Idaho, was closed in October 2000;

         o        The Jeep franchise at our Lithia Jeep/Hyundai store in Fresno,
                  California   was   exchanged   in  July  2000  for  Dodge  and
                  Chrysler/Jeep  franchises  that  remain  to be opened in other markets;

         o        The  Lithia  Jeep  of  Bakersfield  store  and  franchise  was exchanged in September  2000 for two new store  locations  for
                  Chrysler/Dodge/Jeep  and  Dodge  that  remain  to be opened in other markets;

         o        The Suzuki  franchise  at our Lithia  Foothills  Auto Plaza in
                  Colorado was sold,  leaving  Chrysler/Plymouth,  Dodge,  Dodge
                  Truck, Jeep and Hyundai brands;

         o        The Jeep,  Mitsubishi and Kia franchises in Sioux Falls, South
                  Dakota  were  sold,  leaving  a  Chevrolet  store and a Subaru store; and

         o        The Lithia Toyota Lincoln Mercury franchise in Medford, Oregon was split with Toyota moving to its own new facility.

         NEW VEHICLE SALES. In 2000, Lithia sold 26 domestic and imported brands ranging from economy to luxury cars, sport utility vehicles,  minivans and light trucks.  The following table sets forth, by manufacturer,  the percentage of new vehicle sales by Lithia during 2000.

                                       New Vehicle Sales     Percentage of New
                                      as a Percentage of   Vehicle Dollar Sales
Manufacturer                              Total Sales             in 2000
------------------------------------  ------------------------------------------
DaimlerChrysler (Chrysler,
Plymouth, Dodge, Jeep, Dodge Trucks)           21.4%                 39.5%
Ford (Ford, Lincoln, Mercury)                  9.0                   16.7
General Motors (Chevrolet, Saturn)             6.0                   11.0
Toyota                                         4.8                    8.8
Volkswagen, Audi                               3.1                    5.8
Nissan                                         2.3                    4.3
Subaru                                         1.8                    3.3
Honda (Acura, Honda)                           1.5                    2.7
Isuzu                                          1.2                    2.2
BMW                                            1.1                    2.1
Hyundai                                        0.8                    1.5
Mazda                                          0.4                    0.7
Suzuki                                         0.3                    0.6
Volvo                                          0.2                    0.3
Daewoo                                         0.1                    0.2
Kia                                            0.1                    0.2
Mitsubishi                                     0.0                    0.1
                                      --------------------  --------------------
                                              54.1%                 100.0%
                                      ====================  ====================

The  following  table sets forth  Lithia's unit and dollar sales of new vehicles for each of the past five years:

(dollars in thousands)        1996         1997          1998           1999          2000
----------------------    ----------    ---------    -----------    ----------    -----------
New units                     3,274        7,493         17,708        28,645         37,230
New vehicle sales           $65,092     $161,294       $388,431      $673,339       $898,016

Lithia  purchases  substantially  all of its new  car  inventory  directly  from manufacturers  who  allocate  new  vehicles  to  stores  based on the  amount of vehicles sold by the store and by the store's market area. Lithia also exchanges vehicles  with  other  dealers  to  accommodate  customer  demand and to balance inventory.

As is  customary  in the  automobile  industry,  the final  sales price of a new vehicle is generally  negotiated with the customer.  However, at Lithia's Saturn stores, the final sales price does not deviate from the posted price.

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

(dollars in thousands)          1996         1997          1998         1999          2000
-------------------------    ----------   ----------    ----------   -----------   ----------
Retail used units               4,156         7,148        13,645        23,840       30,896
Retail used sales            $ 48,697       $88,571      $174,223      $313,449     $406,244

Wholesale used units            2,348         4,990         9,532        13,424       16,751
Wholesale used sales          $ 9,914      $ 24,528       $46,321       $62,113      $74,602

Total used units                6,504        12,138        23,177        37,264       47,647
Total used sales             $ 58,611      $113,099      $220,544      $375,562     $480,846

         VEHICLE FINANCING AND LEASING. Lithia believes that the availability of financing  at its  stores  is  critical  to its  ability  to sell  vehicles  and ancillary  products and  services.  Lithia  provides a variety of financing  and leasing alternatives to meet the needs of each customer.  We believe our ability to offer  customer-tailored  financing on a "same day" basis provides us with an advantage over many of our competitors,  particularly smaller competitors who do not generate  sufficient  volume to attract the  diversity of financing  sources that are available to us.

Because of the high profit margins that are typically generated through sales of finance and insurance  ("F&I")  products,  Lithia seeks to arrange financing for every vehicle it sells. We have arranged  financing for a larger  percentage of our transactions than the industry  average.  During 2000, Lithia financed or arranged  financing  for over 73% of its new  vehicle  sales and 72% of its used vehicle  sales,  compared  to an industry  average of 49% and 59%,  respectively
(latest 2000 data).

Lithia maintains close  relationships  with a wide variety of financing  sources that are best  suited  to  satisfy  its  customers'  particular  needs  and that maximize income. The interest rates available and the required down payment,  if any, depend to a large extent, upon the bank or other institution  providing the financing and the credit history of the particular customer.

Lithia generally  arranges  financing for its customers from third party sources to avoid  the  risk of  default.  However,  if we  believe  the  credit  risk is manageable,  we  occasionally  directly  finance  or lease  the  vehicle  to the customer. In these cases, we bear the risk of default. Historically,  Lithia has directly financed only a limited number of vehicle sales.

         SERVICE, BODY AND PARTS. We consider our auto service,  body, paint and parts  operations to be an integral part of our customer  service program and an important element of establishing  customer  loyalty.  Lithia provides parts and service  primarily  for the new  vehicle  brands sold by its stores but may also service other vehicles.  In 2000,  Lithia's  service,  body and parts operations generated $164.0 million in revenues,  or 9.9% of total revenues.  Lithia uses a variable pricing structure designed to reflect the difficulty and sophistication of  different  types  of  repairs  and  the  cost  and  availability  of  parts.
Additionally,  Lithia offers a lifetime lube, oil and filter  service,  which is purchased by 30% of its new and used vehicle  buyers.  This service helps retain
customers,   and  provides  opportunities  for  incremental  parts  and  service business.

The service,  body and parts business  provides an important  recurring  revenue stream to the stores. Lithia markets its parts and service products by notifying the owners of vehicles  purchased at its stores when their  vehicles are due for periodic service.  This practice encourages  preventive  maintenance rather than post-breakdown repairs. To a limited extent, revenues from the service, body and parts  departments  are  counter-cyclical  to new car  sales  as  owners  repair existing  vehicles rather than buy new vehicles.  We believe this helps mitigate the effects of a downturn in the new vehicle sales cycle.

Lithia operates ten collision  repair centers,  two in Oregon,  two in Idaho and one each in California, Washington, Colorado, Nevada, South Dakota and Alaska.

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

We also offer our customers credit life, health and accident insurance when they finance an  automobile  purchase.  Lithia  receives a commission  on each policy sold. We also offer other  ancillary  products  such as protective  coatings and automobile alarms.

SALES AND MARKETING

We believe that our "Priority You" program described earlier helps differentiate us from many other stores,  thereby  increasing  customer traffic and developing stronger  customer  loyalty.  Lithia also defines  itself as "America's  Car and
Truck Store."

Advertising  and  marketing  play a  significant  role in our  success.  A large portion of an auto retailers'  advertising  and marketing  expenses are provided for by the automobile manufacturers.  The manufacturers also provide Lithia with market  research,  which assists  Lithia in developing its own  advertising  and marketing campaigns.

Lithia utilizes most forms of media in its advertising, including television, an internet web site,  newspaper,  radio and direct mail,  which includes  periodic mailers to previous customers. Lithia uses advertising to develop its image as a reputable dealer, offering quality service, affordable automobiles and financing for all buyers. In addition,  Lithia's individual stores sponsor price discounts or other promotions designed to attract customers. By owning a cluster of stores in a particular  market, we can save money from volume discounts and other media concessions.  Lithia also  participates  as a member of a number of  advertising cooperatives and  associations  whose members pool their resources and expertise together with those of the manufacturer to develop advertising campaigns.

Lithia has  dedicated  resources  to  developing  and  maintaining  its web site
(www.lithia.com).  We believe  that our web site is a  valuable  lead-generation tool and information source for our customers. A visitor to Lithia's web site is able to do the following at each of Lithia's locations:

         o        View new and used vehicle inventory;

         o        Schedule service appointments;

         o        View Kelley Blue Book values;

         o        View the NADA Value Guide;

         o        Visit our investor relations site; and

         o        View employment opportunities

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

         o        inventory;

         o        cash balances;

         o        total unit sales and mix of new and used vehicle sales;

         o        lease and finance transactions;

         o        sales of ancillary products and services;

         o        key cost items and profit margins; and

         o        the relative performance of the stores.

Each store's  general  manager can also access the same  information.  With this information,  management can quickly analyze the results of operations, identify
trends  in  the  business,   and  focus  on  areas  that  require  attention  or
improvement.  We believe that our management  information system also allows our general  managers  to quickly  respond to changes in  consumer  preferences  and purchasing patterns, thereby maximizing inventory turnover.

We  believe  that  our  management   information  system  is  a  key  factor  in
successfully   incorporating   newly   acquired   businesses.   Following   each
acquisition,  Lithia immediately  installs its management  information system at the store location,  thereby quickly making the financial,  accounting and other operational data easily accessible  throughout the organization.  With access to such data,  management can more efficiently  execute Lithia's operating strategy at the newly acquired store.

RELATIONSHIPS WITH AUTOMOBILE MANUFACTURERS

Lithia, through its subsidiaries, has entered into franchise or dealer sales and service agreements with each manufacturer of the new vehicles it sells.

The typical  automobile  franchise  agreement  specifies the locations  within a designated  market  area at which  the  dealer  may sell  vehicles  and  related products and perform certain  approved  services.  The designation of such areas and the allocation of new vehicles among stores are subject to the discretion of the  manufacturer,  which  (except for Saturn)  does not  guarantee  exclusivity within a specified territory.

A franchise  agreement may impose  requirements  on the dealer  concerning  such matters as:

         o        the showroom;

         o        service facilities and equipment;

         o        inventories of vehicles and parts;

         o        minimum working capital;

         o        training of personnel; and

         o        performance  standards  regarding  sales  volume and  customer satisfaction.

Each  manufacturer  closely  monitors  compliance  with these  requirements  and requires  each  store to submit  monthly  and  annual  financial  statements  of operations.  The franchise  agreements  also grant the dealer the  non-exclusive right to use and display manufacturers' trademarks, service marks and designs in the form and manner approved by each manufacturer.

Most franchise  agreements expire after a specified period of time, ranging from one to five years;  however,  some franchise  agreements,  including  those with
Chrysler, have no termination date. Each franchise agreement authorizes at least one person to manage the store's  operations.  The typical  franchise  agreement provides for early termination or non-renewal by the manufacturer if there is:

         o        a change  of  management  or  ownership  without  manufacturer consent;

         o        insolvency or bankruptcy of the store;

         o        death or incapacity of the dealer manager;

         o        conviction of a dealer manager or owner of certain crimes;

         o        misrepresentation  of certain information by the store, dealer manager or owner to the manufacturer;

         o        failure to adequately operate the store;

         o        failure  to  maintain  any  license,  permit or  authorization required for the conduct of business; or

         o        poor sales performance or low customer satisfaction index.

However, state franchise laws significantly limit the ability of manufactures to cancel or terminate automotive dealership franchises.

Lithia  has  entered  into  master   framework   agreements  with  most  of  its
manufacturers that impose additional  requirements on its stores. See Exhibit 99
"Risk Factors" for further details.

COMPETITION

The automobile business is highly competitive.  The automobile store industry is fragmented and characterized by a large number of independent operators, many of whom are individuals,  families,  and small groups.  Lithia principally competes with other  automobile  dealers,  both publicly and privately  held, in the same general  vicinity of its store  locations.  In  addition,  certain  regional and national car rental  companies  operate retail used car lots to dispose of their used rental cars.

REGULATION

Lithia's  operations  are  subject  to  extensive  regulation,  supervision  and licensing  under  various  federal,  state and local  statutes,  ordinances  and regulations.  Various  state  and  federal  regulatory  agencies,  such  as  the
Occupational  Safety  and  Health  Administration  and  the  U.S.  Environmental
Protection  Agency,  have  jurisdiction  over the operation of Lithia's  stores, service centers,  collision repair shops and other  operations,  with respect to matters such as consumer  protection,  workers'  safety and laws regarding clean air and water.

The  relationship  between a franchised  automobile  store and a manufacturer is governed by various  federal and state laws  established  to protect stores from the generally unequal  bargaining power between the parties.  A manufacturer may not:

         o        terminate or fail to renew a franchise without good cause; or

         o        prevent any reasonable changes in the capital structure or the manner in which a store is financed.

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

         o        the  vehicle  does not conform to the  manufacturer's  express warranties; and

         o        the  dealer  or  manufacturer,  after a  reasonable  number of attempts, is unable to correct or repair the defect.

We must  provide  written  disclosures  on new  vehicles  of mileage and pricing information.  In addition,  financing  and insurance  activities  are subject to credit reporting, debt collection, and insurance industry regulation.

Lithia's business,  particularly parts, service and collision repair operations, involves  hazardous or toxic  substances or wastes.  Lithia has been required to remove storage tanks  containing such substances or wastes.  Federal,  state and local  authorities  establishing  health  and  environmental  quality  standards regulate the handling and storage of  hazardous  materials.  These  governmental authorities  also regulate  remediation of  contaminated  sites,  which could be
Lithia  facilities or sites to which Lithia sends hazardous or toxic  substances or wastes for treatment,  recycling or disposal.  We believe that we do not have any material  environmental  liabilities and that compliance with  environmental regulations  will not have a  material  adverse  effect on  Lithia's  results of operations or financial condition.

EMPLOYEES

As of December 31, 2000, we employed  approximately 3,400 persons on a full-time equivalent  basis. The service  department  employees at Lithia Dodge and Lithia
Ford of  Concord  and  Lithia  Volkswagen  and  Isuzu of  Concord  are  bound by
collective   bargaining   agreements.   The  Company  believes  it  has  a  good
relationship with its employees.

Item 2.  PROPERTIES
------   ----------

Lithia's stores and other facilities consist primarily of automobile  showrooms, display lots, service  facilities,  ten collision repair and paint shops, rental agencies, supply facilities,  automobile storage lots, parking lots and offices.
We believe our facilities  are currently  adequate for our needs and are in good repair.  Lithia  owns  some  of its  properties,  but  leases  many  properties, providing  future  flexibility  to relocate  its retail  stores as  demographics change. Lithia also holds some undeveloped land for future expansion.

Item 3.  LEGAL PROCEEDINGS
-------  -----------------

Lithia is a party to litigation that arises in the normal course of its business operations.  We do not believe that we are presently a party to litigation  that will have a material adverse effect on our business or operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

No matters were submitted to a vote of Lithia's  shareholders during the quarter ended December 31, 2000.

                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------   ---------------------------------------------------------------------

Lithia's  Class A Common Stock began  trading on the New York Stock  Exchange on
January 22, 1999 under the symbol LAD.  From the time of the  Company's  initial public  offering in December 1996 until the move to the New York Stock Exchange, the Class A Common Stock traded on the Nasdaq  National  Market under the symbol
LMTR.  The  quarterly  high and low sales prices of the Class A Common Stock for the period from January 1, 1999 through December 31, 2000 were as follows:

1999                                             High         Low
--------------------------------------------    --------     -------
Quarter 1                                    $   20.50   $    15.00
Quarter 2                                        20.50        15.13
Quarter 3                                        23.56        17.75
Quarter 4                                        22.94        15.75

2000
--------------------------------------------
Quarter 1                                    $   18.19   $    13.00
Quarter 2                                        17.13        11.63
Quarter 3                                        13.50        11.75
Quarter 4                                        14.13        11.38

The  number of  shareholders  of record  and  approximate  number of  beneficial holders  of Class A Common  Stock at  February  28,  2001 was  1,693  and  2,025
respectively.  All shares of  Lithia's  Class B Common  Stock are held by Lithia
Holding Company LLC.

DIVIDENDS

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

Item 6.  SELECTED FINANCIAL DATA
-------  -----------------------
                                                      Year Ended December 31,
                                      -------------------------------------------------------
(In thousands, except per share       1996 (1)     1997        1998        1999        2000
  amounts)
                                      --------   --------    --------    --------    --------
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
  Revenues:
    New vehicles                      $ 65,092   $           $388,431    $           $898,016
                                                  161,294                 673,339
    Used vehicles                       58,611    113,099     220,544     375,562     480,846
    Service, body and parts             13,197     29,828      72,216     120,722     164,002
    Other revenues                       5,944     15,574      33,549      73,036     115,747
                                      --------   --------    --------    --------    --------
      Total revenues                   142,844    319,795     714,740    1,242,659   1,658,611
  Cost of sales                        117,025    265,049     599,379    1,043,373   1,391,042
                                      --------   --------    --------    --------    --------
  Gross profit                          25,819     54,746     115,361     199,286     267,569
  Selling, general and                  19,830     40,625      85,188     146,381     195,500
  administrative
  Depreciation and amortization          1,756      2,483       3,469       5,573       7,605
                                      --------   --------    --------    --------    --------
  Income from operations                 4,233     11,638      26,704      47,332      64,464
  Floorplan interest expense             (697)    (2,179)     (7,108)    (11,105)    (17,728)
  Other interest expense                 (656)      (824)     (2,735)     (4,250)     (7,917)
  Other income, net                      1,349        862         921          74         716
                                      --------   --------    --------    --------    --------
  Income before minority interest
  and income taxes                       4,229      9,497      17,782      32,051      39,535
  Minority interest                      (687)          -           -           -           -
                                                 --------    --------    --------    --------
                                      --------   --------
  Income before income taxes (1)         3,542      9,497      17,782      32,051      39,535
  Income tax (expense) benefit             813    (3,538)     (6,993)    (12,877)    (15,222)
                                      --------   --------    --------    --------    --------
  Net income                          $  4,355    $ 5,959    $ 10,789    $19,174    $ 24,313
                                      ========   ========    ========    ========    ========
PRO FORMA CONSOLIDATED STATEMENT
  OF OPERATIONS DATA:
  Income before taxes and
  minority interest, as reported      $  4,229
  Pro forma provision for taxes (2)    (1,623)
                                      --------
  Pro forma net income                $  2,606
                                      ========
Basic net income per share (3)         $  0.56    $  0.85     $  1.18     $  1.72     $  1.95
                                      ========   ========    ========    ========    ========
Shares used in basic net income          4,657      6,988       9,147      11,137      12,447
  per share
                                      ========   ========    ========    ========    ========
Diluted net income per share (3)       $  0.52    $  0.82     $  1.14     $  1.60     $  1.76
                                      ========   ========    ========    ========    ========
Shares used in diluted net income
  per share                              4,973      7,303       9,470      11,998      13,804
                                      ========   ========    ========    ========    ========

                                                        As of December 31,
                                      -------------------------------------------------------
(In thousands)                        1996 (1)     1997        1998        1999        2000
                                      --------   --------    --------    --------    --------
CONSOLIDATED BALANCE SHEET DATA:
  Working capital                     $ 25,431   $ 23,870    $ 53,553    $ 74,999    $ 98,917
  Total assets                          68,964    166,526     294,398     506,433     628,003
  Short-term debt                       22,000     85,385     132,310     215,535     260,479
  Long-term debt, less current           6,160     26,558      41,420      73,911     131,586
  maturities
  Total shareholders' equity            27,914     37,877      91,511     155,638     181,775

(1)      Effective  January 1, 1997, the Company  converted from the LIFO method of accounting for inventories to the FIFO method. Accordingly, the 1996 data has been  restated to reflect this change.  See Note 1 of Notes to
         Consolidated Financial Statements.

(2)      The Company was an S  Corporation  and  accordingly  was not subject to federal  and state  income  taxes  during  1996.  Pro forma net  income reflects  federal and state income taxes as if the Company had been a C
         Corporation,  based on the  effective tax rates that would have been in effect  during 1996.

(3)      The per share amounts are pro forma for 1996 and actual for 1997, 1998,
         1999 and 2000.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
-------   ----------------------------------------------------------------------

GENERAL

In 2000,  Lithia generated  record  revenues,  EBITDA (earnings before interest, taxes, depreciation and amortization), net income and unit sales of new and used vehicles as follows (dollars in thousands):

                                      2000            1999          % Increase
                                   -------------   -------------   ---------------
Revenues                            $1,658,611      $1,242,659           33.5%
EBITDA                                 $72,785         $52,979           37.4%
Cash flow from operations              $36,287         $22,381           62.1%
Net income                             $24,313         $19,174           26.8%
Unit sales:
  New                                   37,230          28,645           30.0%
  Retail used                           30,896          23,840           29.6%

The following  table shows  selected  condensed  financial  data  expressed as a percentage  of  total  revenues  for  the  periods  indicated  for  the  average automotive dealer in the United States.

Average U.S. Store                                     Year Ended December 31,
                                                    ----------------------------
Statement of Operations Data:                          2000        1999
                                                    ---------     -------
Revenues:
     New vehicles                                     60.0%        59.9%
     Used vehicles                                    28.6          28.9
     Parts and service, other                         11.4          11.2
                                                    -------       -------
                                                     100.0%       100.0%
       Total sales
Gross profit                                          12.7          12.6
Total store expense                                   11.2          10.8
Income before taxes                                    1.6%         1.8%

Source: NADA Industry Analysis Division

The following  table sets forth  selected  condensed  financial  data for Lithia expressed as a percentage of total revenues for the periods indicated below.

Lithia Motors, Inc.                                        Year Ended December 31,
-----------------------------------------------   ------------------------------------------
                                                     2000            1999           1998
                                                  ------------    -----------    -----------
Revenues:
  New vehicles                                        54.1%          54.2%          54.3%
  Used vehicles                                       29.0%          30.2%          30.9%
  Service, body and parts                              9.9%           9.7%          10.1%
  Other                                                7.0%           5.9%           4.7%
                                                  ------------    -----------    -----------
    Total revenues                                   100.0%         100.0%         100.0%
Gross profit                                          16.1%          16.0%          16.1%
Selling, general and administrative expenses          11.8%          11.8%          11.9%
Depreciation and amortization                          0.5%           0.4%           0.5%
Income from operations                                 3.9%           3.8%           3.7%
Floorplan interest expense                             1.1%           0.9%           1.0%
Other interest expense                                 0.5%           0.3%           0.4%
Other, net                                             0.0%           0.0%           0.1%
Income before tax                                      2.4%           2.6%           2.5%
Income tax expense                                     0.9%           1.0%           1.0%
Net income                                             1.5%           1.5%           1.5%

RESULTS OF OPERATIONS - 2000 COMPARED TO 1999

                                             Year Ended                             %
                                            December 31,          Increase       Increase
                                       -----------------------
                                         2000         1999        (Decrease)    (Decrease)
                                       ---------    ----------    ----------    -----------
Revenues:
  New vehicle sales                    $898,016      $673,339      $224,677          33.4%
  Used vehicle sales                    480,846       375,562       105,284         28.0
  Service, body and parts               164,002       120,722        43,280         35.9
  Other revenues                        115,747        73,036        42,711         58.5
                                       ---------    ----------    ----------    -----------
    Total revenues                     1,658,611    1,242,659       415,952         33.5
Cost of sales                          1,391,042    1,043,373       347,669         33.3
                                       ---------    ----------    ----------    -----------
Gross profit                            267,569       199,286        68,283         34.3
Selling, general and                    195,500       146,381        49,119         33.6
  administrative
Depreciation and amortization             7,605         5,573         2,032         36.5
                                       ---------    ----------    ----------    -----------
Income from operations                   64,464        47,332        17,132         36.2
Floorplan interest expense              (17,728)      (11,105)        6,623         59.6
Other interest expense                   (7,917)       (4,250)        3,667         86.3
Other, net                                  716            74           642        867.6
                                       ---------    ----------    ----------    -----------
Income before income taxes               39,535        32,051         7,484         23.4
Income tax expense                      (15,222)      (12,877)        2,345         18.2
                                       ---------    ----------    ----------    -----------
Net income                              $24,313       $19,174       $ 5,139          26.8%
                                       =========    ==========    ==========    ===========

New units sold                           37,230        28,645         8,585          30.0%
Average selling price                   $24,121       $23,506          $615           2.6%
Used units sold - retail                 30,896        23,840         7,056          29.6%
Average selling price                   $13,149       $13,148            $1            -
Used units sold - wholesale              16,751        13,424         3,327          24.8%
Average selling price                    $4,454        $4,627        $(173)         (3.7)%

REVENUES.  Same store retail sales  increased 1.1% in 2000 compared to 1999. The increases  in  units  sold  and  revenue  from  all  sources  are  a  result  of acquisitions and internal growth.

GROSS PROFIT.  Gross profit increased  primarily due to increased total revenues and increased  other  revenues as a percentage of total  revenues.  Gross profit margins achieved in 2000 and 1999 were as follows:

                             2000                                              Lithia
                             Industry        Lithia          Lithia            Margin
                             Average          2000            1999             Change
                             ---------    -------------   -------------   -----------------
New vehicles                   6.1%            9.0%            8.7%           +30 bp*
Retail used vehicles          10.9%           13.6%           12.8%           +80 bp
Service and parts               n/a           44.9%           44.8%           +10 bp
Overall                       12.7%           16.1%           16.0%           +10 bp

*bp stands for basis point (ten basis points equals one-tenth of one percent)

The increases in the gross profit  margins are primarily a result of operational improvements at its newly acquired stores, as the Lithia model was implemented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense  increased  due  primarily to increased  selling,  or variable,  expense related to the increase in revenues and the number of total locations.  Selling, general and administrative  expense, as a percentage of revenue, remain constant in 2000 compared to 1999.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization  expense increased primarily as a result of increased  property and equipment and goodwill  related to acquisitions in 1999 and 2000.

INCOME FROM  OPERATIONS.  Operating  margins  improved ten basis points,  or one tenth  of one  percent,  in 2000  compared  to  1999.  In  addition  to  gaining efficiencies  related to economies of scale, Lithia has seen improvements in the operating  margins at stores that it has  acquired and operated for a full year, bringing them more in line with its pre-existing stores.

FLOORPLAN  INTEREST EXPENSE.  Seventy-five  percent of the increase in floorplan interest expense is due to additional  flooring notes payable as a result of new inventory from  acquisitions.  Twenty-five  percent of the increase is due to an overall rise in borrowing rates during 2000.

OTHER INTEREST  EXPENSE.  Eighty percent of the increase in interest  expense is due to higher debt  levels as a result of  acquisitions.  Twenty  percent of the increase is due to an overall rise in borrowing rates during 2000.

INCOME TAX EXPENSE. Lithia's effective tax rate declined to 38.5 percent in 2000 from 40.2 percent in 1999 as a result of an increasing mix of asset acquisitions compared to corporate  acquisitions  and the  increased  weighting of deductible goodwill,  as well as an  increase  in the mix of states  with lower or no state income taxes.

NET INCOME. Net income increased  primarily as a result of increased revenues as discussed above.

RESULTS OF OPERATIONS - 1999 COMPARED TO 1998

                                             Year Ended
                                            December 31,                            %
                                       -----------------------     Increase      Increase
                                         1999         1998        (Decrease)    (Decrease)
                                       ---------    ----------    ----------    -----------
Revenues:
  New vehicle sales                    $673,339      $388,431      $284,908         73.3%
  Used vehicle sales                    375,562       220,544       155,018         70.3
  Service, body and parts               120,722        72,216        48,506         67.2
  Other revenues                         73,036        33,549        39,487        117.7
                                       ---------    ----------    ----------    -----------
    Total revenues                     1,242,659      714,740       527,919         73.9
Cost of sales                          1,043,373      599,379       443,994         74.1
                                       ---------    ----------    ----------    -----------
Gross profit                            199,286       115,361        83,925         72.8
Selling, general and                    146,381        85,188        61,193         71.8
  administrative
Depreciation and amortization             5,573         3,469         2,104         60.7
                                       ---------    ----------    ----------    -----------
Income from operations                   47,332        26,704        20,628         77.2
Floorplan interest expense              (11,105)       (7,108)        3,997         56.2
Other interest expense                   (4,250)       (2,735)        1,515         55.4
Other, net                                   74           921          (847)       (92.0)
                                       ---------    ----------    ----------    -----------
Income before income taxes               32,051        17,782        14,269         80.2
Income tax expense                      (12,877)       (6,993)        5,884         84.1
                                       ---------    ----------    ----------    -----------
Net income                              $19,174       $10,789       $ 8,385         77.7%
                                       =========    ==========    ==========    ===========

New units sold                           28,645        17,708        10,937         61.8%
Average selling price                   $23,506       $21,935        $1,571          7.2%
Used units sold                          23,840        13,645        10,195         74.7%
Average selling price                   $13,148       $12,768          $380          3.0%
Used units sold - wholesale              13,424         9,532         3,892         40.8%
Average selling price                    $4,627        $4,860         $(233)        (4.8)%

REVENUES.  Same store sales  growth was 6.9% in 1999,  with a 17.8%  increase in same store finance and insurance  revenue.  Same store sales growth was 14.7% in
1998.  The  increases in units sold and revenue from all sources are a result of acquisitions and internal growth.

GROSS PROFIT.  Gross profit  increased  primarily  due to increased  revenues as indicated above. Gross profit margins achieved in 1999 and 1998 were as follows:

                                     1999                                         Lithia
                                   Industry         Lithia         Lithia         Margin
                                   Average           1999           1998          Change
                                 -------------   ------------    ----------    ------------
       New vehicles                   6.4%           8.7%           8.9%          -20 bp*
       Retail used vehicles          10.7%          12.8%          12.7%          +10 bp
       Service and parts               n/a          44.8%          45.5%          -70 bp
       Overall                       12.6%          16.0%          16.1%          -10 bp

*bp stands for basis point  (ten basis points equals one-tenth of one percent)

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense ("SG&A")  increased due primarily to increased selling, or variable, expense  related to the increase in revenues and the number of total  locations.
The decrease in SG&A as a percent of total revenues is a result of economies of scale gained as the fixed  expenses are spread over a larger revenue base and from  economies  of scale as  Lithia  consolidates  multiple  stores in a single market.

DEPRECIATION AND AMORTIZATION.  Depreciation and amortization  expense increased primarily as a result of increased  property and equipment and goodwill  related to acquisitions in 1999 and 1998.

INCOME FROM OPERATIONS. In addition to gaining efficiencies related to economies of scale,  Lithia has seen  improvements in the operating margins at stores that it has acquired and  operated for a full year,  bringing  them more in line with its pre-existing stores.

FLOORPLAN INTEREST EXPENSE.  Floorplan interest expense increased as a result of increased flooring notes payable related to increased inventories as a result of the increase in stores owned and vehicles  sold.  Lithia was been able to reduce its floorplan interest expense as a percentage of total revenues by successfully managing inventory levels.

NET INCOME. Net income increased as a result of the individual line item changes discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Lithia's  principal needs for capital resources are to finance  acquisitions and capital  expenditures,  as  well  as for  working  capital.  Lithia  has  relied primarily upon internally generated cash flows from operations, borrowings under its credit  facilities and the proceeds from public equity  offerings to finance its operations and expansion.

In June 2000,  Lithia's  Board of Directors  authorized  the repurchase of up to
1,000,000  shares of Lithia's Class A Common Stock.  Lithia has purchased shares under this  program and may continue to do so from time to time in the future as conditions warrant.

In  December  2000,  Lithia's  existing  credit  facility  with Ford  Credit was increased by $130 million to a total of $580 million and the expiration date was extended to November 2003 with interest due monthly.  The facility includes $250 million for new and program  vehicle  flooring,  $150  million for used  vehicle flooring,  $130 million for franchise  acquisitions  and $50 million in mortgage financing.  Lithia  also has the option to convert the  acquisition  line into a five-year term loan.

The  lines  with  Ford  Credit  are  cross-collateralized  and  are  secured  by inventory,  accounts receivable,  intangible assets and equipment. The other new vehicle lines are secured by new vehicle inventory of the relevant stores.

The Ford Credit lines of credit contain financial  covenants requiring Lithia to maintain compliance with, among other things, specified ratios of (i) total debt to tangible  base  capital;  (ii) total  adjusted debt to tangible base capital;
(iii) current  ratio;  (iv) fixed charge  coverage;  and (v) net cash.  The Ford
Credit lines of credit  agreements  also preclude the payment of cash  dividends without the prior consent of Ford Credit. Lithia was in compliance with all such covenants at December 31, 2000.

Toyota Motor Credit  Corporation,  Chrysler  Financial  Corporation  and General
Motors Acceptance  Corporation have agreed to floor all of Lithia's new vehicles for their  respective  brands with Ford Credit serving as the primary lender for all  other  brands.  There are no formal  limits  to these  commitments  for new vehicle wholesale financing.

In  addition,  U.S.  Bank N.A. has extended a $27.5  million  revolving  line of credit for leased vehicles and equipment purchases.

Interest  rates on all of the above  facilities  ranged  from  7.90% to 9.15% at
December 31, 2000. Amounts outstanding on the lines at December 31, 2000 were as follows (in thousands):

New and Program Vehicle Lines                      $255,137
Used Vehicle Line                                    59,000
Acquisition Line                                      8,000
Equipment and Leased Vehicle Line                    27,500
                                               ---------------
                                                   $349,637
                                               ===============

The $9.0 million  related  party payable at December 31, 1999 was related to the additional purchase price for the Moreland acquisition as a result of contingent payouts that were earned  during 1999.  In addition to the $9.0 million of cash, the Company accrued for the issuance of $4.5 million of its Class A Common Stock and $4.5 million redemption value of its Series M Preferred Stock to satisfy the contingent  payout  requirements.  The cash was paid and the stock was issued in the first quarter of 2000.

At December 31, 2000,  Lithia had capital  commitments  of  approximately  $14.9 million for the construction of six new store facilities, of which $14.2 million is anticipated  to be incurred  through the end of 2001 and the balance in 2002.
Approximately  $2.7 million has already been paid out of existing cash balances.
Lithia expects to pay for the  construction  out of existing cash balances until completion of the projects,  at which time Lithia anticipates securing long-term financing and general borrowings for 85% to 100% of the amounts from third party lenders.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2000, the FASB issued  Statement of Financial  Accounting  Standards No.
138,  "Accounting  for  Certain  Derivative   Instruments  and  Certain  Hedging
Activities-an  amendment of FASB Statement No. 133" ("SFAS 138").  In June 1999,
the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting
for Derivative  Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an
amendment to Statement of Financial  Accounting  Standards No. 133,  "Accounting
for Derivative  Instruments and Hedging Activities".  SFAS 137 and 138 establish accounting and reporting standards for all derivative instruments.  SFAS 137 and
138 are effective for fiscal years  beginning  after June 15, 2000. The adoption of SFAS 137 and 138 in January 2001 resulted in the  recognition  of a liability of $1.5 million and a corresponding  charge to accumulated  other  comprehensive income for the fair value of rate swapping agreements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting
Bulletin No. 101 ("SAB 101").  SAB 101  summarized  certain areas of the Staff's
views  in  applying   generally  accepted   accounting   principles  to  revenue
recognition  in financial  statements.  In June 2000,  SAB 101B was issued which
defers  the  implementation   date  of  SAB  101  until  October  1,  2000.  The
implementation  of SAB 101 did not have a  significant  impact on the  Company's financial condition or results of operations.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

Lithia  has  variable  rate  floor  plan notes  payable  and other  credit  line borrowings that subject it to market risk exposure.  At December 31, 2000 Lithia had $349.6 million  outstanding  under such facilities at interest rates ranging from 7.9% to 9.2% per annum. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

In order to reduce the  variability  of  interest  payments,  Lithia has fixed a portion of its interest expense by utilizing interest rate swaps as follows:

o        Effective  September  1, 2000,  Lithia  entered  into a five year,  $25 million interest rate swap with U.S. Bank Dealer Commercial Services at a fixed rate of 6.88% per annum.

o        Effective  November  1, 2000  Lithia  entered  into a three  year,  $25 million interest rate swap with U.S. Bank Dealer Commercial Services at a fixed rate of 6.47% per annum.

Lithia earns interest on both of the $25 million  interest rate swaps at the one month  LIBOR rate  adjusted  on the first and  sixteenth  of every  month and is obligated  to pay  interest  at the fixed rate set for each swap (6.88% or 6.47%
per annum) on the same amount.  The difference  between  interest earned and the interest  obligation  accrued is  received or paid each month and is recorded in the  statement of  operations as interest  income or interest  expense.  The one month LIBOR rate at December 31, 2000 was 6.56% per annum.

The fair value of interest rate swap agreements and the amount of hedging losses deferred on interest  rate swaps was $1,542 at December 31, 2000. As of December
31, 2000,  approximately  76% of Lithia's total debt  outstanding was subject to un-hedged variable rates of interest. As a result, recent interest rate declines have  resulted in a net  reduction  of Lithia's  interest  expense.  The Company intends to continue to  gradually  hedge its  interest  rate  exposure if market rates continue to decline.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA
-------  -----------------------------------------------------

The financial  statements and notes thereto  required by this item begin on page
F-1 as listed in Item 14 of Part IV of this document.  Quarterly  financial data for each of the eight quarters in the two-year period ended December 31, 2000 is as follows:

In thousands, except per share
data                               1st Quarter       2nd Quarter    3rd Quarter  4th Quarter
-------------------------------    -----------       -----------    -----------  -----------
1999
----
Total revenues                     $    224,145   $      307,753       357,369  $    353,392                                                                                    $
Gross profit                             35,200           48,786        57,245        58,055
Income before income taxes                5,005            7,779         9,924         9,343
Income taxes                              1,976            3,202         4,071         3,628
Net income                                3,029            4,577         5,853         5,715
Basic net income per share                 0.30             0.42          0.50          0.49
Diluted net income per share               0.29             0.40          0.47          0.43

2000
----
Total revenues                     $    395,603   $      417,851       443,066  $    402,091                                                                                    $
Gross profit                             62,864           67,184        70,920        66,601
Income before income taxes                8,415           10,500        11,806         8,814
Income taxes                              3,451            4,306         4,283         3,182
Net income                                4,964            6,194         7,523         5,632
Basic net income per share                 0.40             0.50          0.60          0.45
Diluted net income per share               0.37             0.45          0.55          0.41

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
-------   ----------------------------------------------------------------------
None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Information  required by this item is included  under the  captions  Election of
Directors,  Executive Officers and Section 16(a) Beneficial  Ownership Reporting
Compliance,  respectively,  in the Company's Proxy Statement for its 2001 Annual
Meeting of Shareholders and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION
--------  ----------------------

The  information  required by this item is included under the caption  Executive
Compensation  in the Company's  Proxy  Statement for its 2001 Annual  Meeting of
Shareholders and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

The  information  required by this item is included  under the caption  Security
Ownership of Certain  Beneficial  Owners and  Management in the Company's  Proxy
Statement for its 2001 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

The  information  required  by this item is included  under the caption  Certain
Relationships and Related  Transactions in the Company's  Information  Statement
for its 2000  Annual  Meeting  of  Shareholders  and is  incorporated  herein by reference.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------  ---------------------------------------------------------------

(a) FINANCIAL STATEMENTS AND SCHEDULES

The Consolidated Financial Statements,  together with the report thereon of KPMG
LLP, are included on the pages indicated below:

                                                                           Page
                                                                           ----
Independent Auditors' Report                                                F-1
Consolidated Balance Sheets as of December 31, 2000 and 1999                F-2
Consolidated Statements of Operations for the years ended December
  31, 2000, 1999 and 1998                                                   F-3
Consolidated Statements of Changes in Shareholders' Equity -
  December 31, 2000, 1999 and 1998                                          F-4
Consolidated Statements of Cash Flows for the years ended December
  31, 2000, 1999 and 1998                                                   F-5
Notes to Consolidated Financial Statements                                  F-6

There are no schedules required to be filed herewith.

(b) REPORTS ON FORM 8-K

The Company filed one report on Form 8-K during the quarter  ended  December 31,
2000 under Item 9. Regulation FD Disclosure, dated October 23, 2000, relating to
Lithia's third quarter 2000 press release and conference call.

(c) EXHIBITS

The  following  exhibits  are  filed  herewith  and  this  list is  intended  to constitute the exhibit index:

Exhibit      Description
-------      -----------

3.1      (a)Restated  Articles  of  Incorporation  of Lithia  Motors,  Inc.,  as
         amended May 13, 1999.

3.2      (b)Bylaws of Lithia Motors, Inc.

4        (b)Specimen Common Stock certificate

10.1     (c)Agreement  and Plan of  Reorganization  dated January 1, 1999 by and between Lithia Motors, Inc. and Cherry Creek Dodge Limited Partnership,
         RLLLP and Cherry Creek Dodge, Incorporated. (1)

10.2     (b)1996 Stock Incentive Plan

10.2.1   (d)Amendment No. 1 to the Lithia Motors, Inc. 1996 Stock Incentive Plan

10.3     (b)Form of Incentive Stock Option Agreement

10.4     (b)Form of Non-Qualified Stock Option Agreement

10.5     (e)1997 Non-Discretionary Stock Option Plan for Non-Employee Directors

10.6     (f)Employee Stock Purchase Plan

10.7     (a)Chrysler Corporation Sales and Service Agreement General Provisions

10.7.1   (a)Chrysler  Corporation  Chrysler Sales and Service  Agreement,  dated
         September 28, 1999,  between  Chrysler  Corporation and Lithia Chrysler
         Plymouth Jeep Eagle, Inc. (Additional Terms and Provisions to the Sales
         and Service Agreements are in Exhibit 10.7) (2)

10.8     (b)Mercury Sales and Service Agreement General Provisions

10.8.1   (f)Supplemental  Terms and  Conditions  agreement  between  Ford  Motor
         Company and Lithia Motors, Inc. dated June 12, 1997.

10.8.2   (f)Mercury  Sales and Service  Agreement,  dated June 1, 1997,  between
         Ford Motor  Company  and Lithia  TLM,  LLC dba Lithia  Lincoln  Mercury
         (general provisions are in Exhibit 10.8) (3)

10.9     (f)Volkswagen Dealer Agreement Standard Provisions

10.9.1   (a)Volkswagen  Dealer  Agreement  dated  September  17,  1998,  between
         Volkswagen of America, Inc. and Lithia HPI, Inc. dba Lithia Volkswagen.
         (standard provisions are in Exhibit 10.9) (4)

10.10    (b)General   Motors  Dealer  Sales  and  Service   Agreement   Standard
         Provisions

10.10.1  (a)Supplemental  Agreement to General Motors  Corporation  Dealer Sales
         and Service Agreement dated January 16, 1998.

10.10.2  (g)Chevrolet  Dealer Sales and Service Agreement dated October 13, 1998 between General Motors  Corporation,  Chevrolet Motor Division and Camp
         Automotive, Inc. (5)

Exhibit      Description
-------      -----------

10.11    (b)Toyota Dealer Agreement Standard Provisions

10.11.1  (a)Toyota Dealer  Agreement,  between Toyota Motor Sales, USA, Inc. and
         Lithia Motors, Inc., dba Lithia Toyota, dated February 15, 1996. (6)

10.12    (f)Nissan Standard Provisions

10.12.1  (a)Nissan  Public  Ownership  Addendum dated August 30, 1999 (identical documents executed by each Nissan store).

10.12.2  (f)Nissan  Dealer  Term  Sales and  Service  Agreement  between  Lithia
         Motors,  Inc., Lithia NF, Inc., and the Nissan Division of Nissan Motor
         Corporation In USA dated January 2, 1998.  (standard  provisions are in
         Exhibit 10.12) (7)

10.13    (g)Credit  Agreement  dated November 23, 1998 between Ford Motor Credit
         Company and Lithia Motors, Inc. (Acquisition Revolving Line of Credit).

10.13.1  (a)Amendment  to Credit  Agreement dated November 23, 1998 between Ford
         Motor Credit Company and Lithia  Motors,  Inc.  (Acquisition  Revolving
         Line of Credit), effective December 1, 1999.

10.13.2  Second  Amendment to Credit  Agreement  dated November 23, 1998 between
         Ford  Motor  Credit  Company  and  Lithia  Motors,  Inc.   (Acquisition
         Revolving Line of Credit), effective December 1, 2000.

10.14    (g)Credit  Agreement  dated November 23, 1998 between Ford Motor Credit
         Company  and  Lithia  Motors,  Inc.  (Used  Vehicle  Revolving  Line of
         Credit).

10.14.1  (a)Amendment  to Credit  Agreement dated November 23, 1998 between Ford
         Motor Credit  Company and Lithia Motors,  Inc. (Used Vehicle  Revolving
         Line of Credit), effective December 1, 1999.

10.14.2  Second  Amendment to Credit  Agreement  dated November 23, 1998 between
         Ford  Motor  Credit  Company  and Lithia  Motors,  Inc.  (Used  Vehicle
         Revolving Line of Credit), effective December 1, 2000.

10.15    (h)$10.0 million vehicle lease line and $15.0 million equipment line of credit Loan Agreement  between  Lithia  Financial  Corporation,  Lithia
         Motors,   Inc.  and  Lithia   SALMIR,   Inc.  and  U.S.  Bank  National
         Association.

10.15.1  Amendment No. 1 dated March 6, 2000 to Loan Agreement  dated  September
         20, 1999 between Lithia  Financial  Corporation,  Lithia Motors,  Inc.,
         Lithia SALMIR,  Inc. and Lithia  Aircraft,  Inc. and U.S. Bank National
         Association.

10.15.2  (i)Amendment  No.  2  dated  July  26,  2000 to  Loan  Agreement  dated
         September 20, 1999 between Lithia Financial Corporation, Lithia Motors,
         Inc.,  Lithia  SALMIR,  Inc. and Lithia  Aircraft,  Inc. and U.S.  Bank
         National Association.

10.15.3  Amendment  No.  3  dated  November  9,  2000 to  Loan  Agreement  dated
         September 20, 1999 between Lithia Financial Corporation, Lithia Motors,
         Inc.,  Lithia  SALMIR,  Inc. and Lithia  Aircraft,  Inc. and U.S.  Bank
         National Association.

10.16    (a)Lease  Agreement  between Moreland  Properties,  LLC and Lithia Real
         Estate, Inc., dated May 14, 1999, relating to properties located at 350
         S. Havana, Aurora, CO. (8)

10.17    (a)Sublease  between Moreland  Properties,  LLC and Lithia Real Estate,
         Inc.  dated May 14,  1999,  relating to  properties  located at 4940 S.
         Broadway and 50 E. Chenango, Englewood, CO. (9)

Exhibit      Description
------      -----------

10.18    (a)Lease Agreement between CAR LIT, L.L.C. and Lithia Real Estate, Inc.
         relating to properties in Medford, OR. (10)

21       Subsidiaries of Lithia Motors, Inc.

23       Consent of KPMG LLP

99       Risk Factors

(a)      Incorporated  by reference  from the  Company's  Form 10-K for the year ended  December  31,  1999 as filed with the  Securities  and  Exchange
         Commission on March 30, 2000.

(b)      Incorporated by reference from the Company's  Registration Statement on
         Form S-1, Registration  Statement No. 333-14031,  as declared effective by the Securities Exchange Commission on December 18, 1996.

(c)      Incorporated  by reference from the Company's Form 10-Q for the quarter ended  March  31,  1999 as  filed  with  the  Securities  and  Exchange
         Commission on May 12, 1999.

(d)      Incorporated  by reference from the Company's Form 10-Q for the quarter ended  June  30,  1998  as  filed  with  the  Securities  and  Exchange
         Commission on August 13, 1998.

(e)      Incorporated by reference from the Company's  Registration Statement on
         Form S-8,  Registration  Statement  No.  333-45553,  as filed  with the
         Securities Exchange Commission on February 4, 1998.

(f)      Incorporated  by reference  from the  Company's  Form 10-K for the year ended  December  31,  1997 as filed with the  Securities  and  Exchange
         Commission on March 31, 1998.

(g)      Incorporated  by reference  from the  Company's  Form 10-K for the year ended  December  31,  1998 as filed with the  Securities  and  Exchange
         Commission on March 31, 1999.

(h)      Incorporated  by reference from the Company's Form 10-Q for the quarter ended  March  31,  2000 as  filed  with  the  Securities  and  Exchange
         Commission on May 11, 2000.

(i)      Incorporated  by reference from the Company's Form 10-Q for the quarter ended  September  30, 2000 as filed with the  Securities  and  Exchange
         Commission on November 14, 2000.

(1)      Substantially  similar agreements of the same date exist between Lithia
         Motors,  Inc. and the six other  corporations  controlled by W. Douglas
         Moreland and acquired in the Moreland acquisition.

(2)      Substantially  identical  agreements exist between Chrysler Corporation and those other  subsidiaries  operating Dodge,  Chrysler,  Plymouth or
         Jeep dealerships.

(3)      Substantially   identical   agreements   exist   for   its   Ford   and
         Lincoln-Mercury  lines  between  Ford  Motor  Company  and those  other subsidiaries operating Ford or Lincoln-Mercury dealerships.

(4)      Substantially identical agreements exist between Volkswagen of America,
         Inc. and those subsidiaries operating Volkswagen dealerships.

(5)      Substantially   identical  agreements  exist  between  Chevrolet  Motor
         Division, GM Corporation and those other subsidiaries operating General
         Motors dealerships.

(6)      Substantially  identical  agreements  exist (except the terms are all 2
         years)  between   Toyota  Motor  Sales,   USA,  Inc.  and  those  other
         subsidiaries operating Toyota dealerships.

(7)      Substantially   identical   agreements   exist  between   Nissan  Motor
         Corporation and those other subsidiaries operating Nissan dealerships.

(8)      Substantially identical leases of the same date exist between:  between
         Lithia Real Estate,  Inc. and various entities controlled by W. Douglas
         Moreland  relating  to certain  owned  properties  associated  with the
         Moreland acquisition.

(9)      Substantially identical subleases of the same date exist between Lithia
         Real  Estate,  Inc.  and  various  entities  controlled  by W.  Douglas
         Moreland  relating to certain  leased  properties  associated  with the
         Moreland acquisition.

(10)     Lithia Real Estate,  Inc.  leases all the  property in Medford,  Oregon sold to CAR LIT, LLC under substantially  identical leases covering six separate blocks of property.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 20, 2001                       LITHIA MOTORS, INC.

                                            By: /s/ Sidney B. DeBoer
                                               ---------------------------------
                                                Sidney B. DeBoer
                                                Chairman of the Board and
                                                Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities indicated on March 20, 2001:

Signature                                   Title
---------                                   -----

/s/ Sidney B. DeBoer                        Chairman of the Board and
---------------------------------------     Chief Executive Officer
Sidney B. DeBoer                            (Principal Executive Officer)

/s/ Jeffrey B. DeBoer                       Senior Vice President
---------------------------------------     and Chief Financial Officer
Jeffrey B. DeBoer                           (Principal Financial and
                                            Accounting Officer)

/s/ M.L. Dick Heimann                       Director, President and
---------------------------------------     Chief Operating Officer
M. L. Dick Heimann

/s/ R. Bradford Gray                        Director and
---------------------------------------     Executive Vice President
R. Bradford Gray

/s/ Thomas Becker                           Director
---------------------------------------
Thomas Becker

/s/ W. Douglas Moreland                     Director
---------------------------------------
W. Douglas Moreland

/s/ Gerald F. Taylor                        Director
---------------------------------------
Gerald F. Taylor

/s/ William J. Young                        Director
---------------------------------------
William J. Young

