Form 10-Q
period 2001-03-31
LITHIA MOTORS INC
filed 2001-05-15
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to ___________

Commission file number: 000-21789

LITHIA MOTORS, INC.
(Exact name of registrant as specified in its charter)

Oregon	93-0572810
State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
360 E. Jackson Street, Medford, OR	97501
(Address of principal executive offices)	(Zip Code)

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
          Yes    X            No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A Common stock without par value	8,491,791
Class B Common stock without par value	4,087,000
(Class)	(Outstanding at May 4, 2001)

LITHIA MOTORS,INC. FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                             March 31,      December 31,
                                                               2001             2000
                                                           -------------    -------------
Assets
Current Assets:
    Cash and cash equivalents                            $       28,315   $       38,789
    Trade receivables, net of allowance for doubtful
      accounts of $420 and $346                                  32,289           32,273
    Notes receivable, current portion, net of allowance
      for doubtful accounts of $985 and $988                      1,721            1,933
    Inventories, net                                            318,330          314,290
    Vehicles leased to others, current portion                    5,065            4,961
    Prepaid expenses and other                                    2,509            4,276
                                                           -------------    -------------
        Total Current Assets                                    388,229          396,522
Land and buildings, net of accumulated
  depreciation of $1,461 and $1,261                              64,181           60,788
Equipment and other, net of accumulated
  depreciation of $7,921 and $7,173                              32,407           29,452
Notes Receivable, less current portion                            1,270            1,485
Vehicles Leased to Others, less current portion                   2,974            2,962
Goodwill, net of accumulated amortization of
  $7,125 and $6,219                                             138,264          133,871
Other Non-Current Assets, net of accumulated
  amortization of $200 and $182                                   3,108            2,923
                                                           -------------    -------------
        Total Assets                                     $      630,433   $      628,003
                                                           =============    =============
Liabilities and Shareholders' Equity
Current Liabilities:
    Flooring notes payable                               $      253,292   $      255,137
    Current maturities of long-term debt                          5,216            5,257
    Current portion of capital leases                                75               85
    Trade payables                                               16,598           13,651
    Accrued liabilities                                          25,105           22,086
    Deferred income taxes                                           917            1,389
                                                           -------------    -------------
        Total Current Liabilities                               301,203          297,605

Used Vehicle Flooring Facility                                   63,000           59,000
Real Estate Debt, less current maturities                        28,577           28,898
Other Long-Term Debt, less current maturities                    34,721           43,566
Long-Term Capital Lease Obligation, less current
  maturities                                                        102              122
Deferred Revenue                                                  1,865            1,993
Other Long-Term Liabilities                                      10,359            6,900
Deferred Income Taxes                                             7,285            8,144
                                                           -------------    -------------
        Total Liabilities                                       447,112          446,228
                                                           -------------    -------------
Shareholders' Equity:
    Preferred stock - no par value; authorized 15,000
      shares; 15 shares designated Series M Preferred;
       issued and outstanding 14.9                                8,915            8,915
    Class A common stock - no par value;
      authorized 100,000 shares; issued and
      outstanding 8,451 and 8,412                               108,947          108,565
    Class B common stock
      authorized 25,000 shares; issued and
      outstanding 4,087                                             508              508
    Additional paid-in capital                                      361              306
    Accumulated other comprehensive income (loss), net           (1,731)              15
    Retained earnings                                            66,321           63,466
                                                           -------------    -------------
       Total Shareholders' Equity                               183,321          181,775
                                                           -------------    -------------
       Total Liabilities and Shareholders' Equity        $      630,433   $      628,003
                                                           =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

                                                                  Three months ended March 31,
                                                             -------------------------------------
                                                                  2001                 2000
                                                             ----------------    -----------------

Revenues:
   New vehicle sales                                       $        214,957    $         218,009
   Used vehicle sales                                               136,939              116,698
   Service, body and parts                                           45,145               38,457
   Other revenues                                                    23,110               22,439
                                                             ----------------    -----------------
        Total revenues                                              420,151              395,603
Cost of sales                                                       351,254              332,739
                                                             ----------------    -----------------
Gross profit                                                         68,897               62,864
Selling, general and administrative                                  55,038               47,201
Depreciation - buildings                                                325                  127
Depreciation - equipment and other                                      967                  886
Amortization                                                            923                  707
                                                             ----------------    -----------------
        Income from operations                                       11,644               13,943
Other income (expense):
   Floorplan interest expense                                        (4,655)              (3,861)
   Other interest expense                                            (2,267)              (1,795)
   Other income, net                                                    (79)                 128
                                                             ----------------    -----------------
                                                                     (7,001)              (5,528)
                                                             ----------------    -----------------
Income before income taxes                                            4,643                 8,415
Income tax expense                                                    1,788                 3,451
                                                             ----------------    -----------------
Net income                                                 $          2,855   $             4,964
                                                             ================    =================

Basic net income per share                                 $           0.23   $              0.40
                                                             ================    =================

Shares used in basic net income per share                            12,535                12,356
                                                             ================    =================

Diluted net income per share                               $           0.21   $              0.37
                                                             ================    =================

Shares used in diluted net income per share                          13,772                13,496
                                                             ================    =================

The accompanying notes are an integral part of the consolidated financial statements.

LITHIA MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                                       Three months ended March 31,
                                                                              -----------------------------------------
                                                                                    2001                   2000
                                                                              ------------------     ------------------
Cash  flows from operating activities:
   Net income                                                               $             2,855    $             4,964
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                                    2,215                  1,720
         Compensation related to stock option issuances                                      55                     20
         (Gain) loss on sale of assets                                                      (17)                    61
         Loss on sale of vehicles leased to others                                            5                     68
         Deferred income taxes                                                             (223)                 2,250
         Equity in income of affiliate                                                        1                     (2)
         (Increase) decrease, net of effect of acquisitions:
            Trade and installment contract receivables, net                                 (16)                (2,611)
            Inventories                                                                   2,860                (23,428)
            Prepaid expenses and other                                                    1,767                   (842)
            Other noncurrent assets                                                        (180)                   (99)
         Increase (decrease), net of effect of acquisitions:
            Floorplan notes payable                                                      (7,004)                24,936
            Trade payables                                                                2,947                   (451)
            Accrued liabilities                                                             137                  1,517
            Other liabilities                                                             3,296                    562
                                                                              ------------------     ------------------
               Net cash provided by operating activities                                  8,698                  8,665

Cash flows from investing activities:
   Notes receivable issued                                                                 (255)                  (124)
   Principal payments received on notes receivable                                          682                  1,247
   Capital expenditures:
     Maintenance                                                                         (1,354)                  (818)
     Financeable real estate and other                                                   (6,339)                (7,094)
   Proceeds from sale of assets                                                             516                    982
   Proceeds from sale of vehicles leased to others                                          982                  1,978
   Expenditures for vehicles leased to others                                            (1,369)                (1,805)
   Cash paid for acquisitions, net of cash acquired                                      (8,715)               (23,116)
   Cash from sale of franchises                                                           1,541                      -
                                                                              ------------------     ------------------
               Net cash used in investing activities                                    (14,311)               (28,750)

Cash flows from financing activities:
   Net borrowings (repayments) on lines of credit                                        (4,000)                20,100
   Principal payments on all other long-term debt and capital leases                     (1,537)                (2,373)
   Proceeds from issuance of long-term debt                                                 294                  5,339
   Proceeds from issuance of common stock                                                   382                    888
                                                                              ------------------     ------------------
               Net cash provided by (used in) financing activities                       (4,861)                23,954

                                                                              ------------------     ------------------
Increase (decrease) in cash and cash equivalents                                        (10,474)                 3,869

Cash and cash equivalents:
   Beginning of period                                                                   38,789                 30,364
                                                                              ------------------     ------------------
   End of period                                                            $            28,315    $            34,233
                                                                              ==================     ==================

The accompanying notes are an integral part of the consolidated financial statements.

LITHIA MOTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share amounts)
(Unaudited)

Note 1.    Basis of Presentation

The financial information included herein for the three-month periods ended March 31, 2001 and 2000 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, that are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2000 is derived from Lithia’s 2000 Annual Report to Shareholders on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s 2000 Annual Report to Shareholders.

The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.    Inventories

Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Detail of inventory is as follows:

	March 31, 2001	December 31, 2000
New and program vehicles	$242,327	$239,185
Used vehicles	59,523	58,136
Parts and accessories	16,480	16,969
	$318,330	$314,290
	========	========

Note 3.    Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Three Months Ended March 31,
	2001	2000
Cash paid during the period for income taxes	$ -	$ 62
Cash paid during the period for interest	7,098	5,553

Note 4.    Earnings Per Share

Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS:

Three Months Ended March 31,               2001                                  2000
---------------------------------------
                                           ---------- ----------- ----------     ----------- --------- ----------
                                                                   Per Share                            Per Share
                                                                    Amount                               Amount
                                             Income      Shares                     Income     Shares
Basic EPS
---------
                                           ---------- -----------                ----------- --------- ----------
                                                                  ----------
Income available to Common Shareholders
                                              $2,855     12,535        $0.23         $4,964     12,356      $0.40
                                                                  ==========                           ==========
Diluted EPS
-----------
Effect of dilutive stock options                   -        206                           -        207
Series M Preferred Stock                           -      1,031                           -        933
                                           ---------- -----------                ----------- ---------
Income available to Common
  Shareholders                                $2,855     13,772        $0.21         $4,964     13,496      $0.37
                                                                  ==========                           ==========

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 658 and 545 shares, respectively, issuable pursuant to stock options, for the three month periods ended March 31, 2001 and 2000, respectively.

Note 5.    Acquisitions

The following acquisitions were made in the first quarter of 2001:

  In January 2001, Lithia acquired the Johnson Chrysler/Jeep store in Anchorage, Alaska. The store had estimated 2000 revenues of approximately $35,000.

  In February 2001, Lithia acquired two stores in Pocatello, Idaho with the Honda, Dodge/Chrysler and Hyundai brands. The stores have estimated 2000 revenues of approximately $48,000.

The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations are not materially different from actual results of operations.

Note 6.    Derivative Instruments and Hedging Activities

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 138”). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 137”). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (collectively “the standards”). The standards require that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, 137 and 138 are effective for fiscal years beginning after June 15, 2000. Lithia adopted the standards effective January 1, 2001. On that date, in accordance with the transition provisions of SFAS 133, the Company recorded a liability of $1,542 and a corresponding net-of-tax cumulative-effect-type adjustment of $948 in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments.

Note 7.    Comprehensive Income

Comprehensive income includes the fair value of cash flow hedging instruments that are reflected in shareholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated:

	Three Months Ended March 31,
	2001	2000
Net income	$ 2,855	$ 4,964
Unrealized gain on investments, net	24	-
Cash flow hedges:		-
Cumulative effect of adoption of SFAS 133, net of tax effect of $594	(948)	-
Net derivative losses, net of tax effect of $563	(900)	-
Reclassification adjustment, net of tax effect of $(48)	78	-
Total comprehensive income	$ 1,109	$ 4,964
	========	========

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

  The cyclical nature of automobile sales;
  Lithia's ability to negotiate profitable, accretive acquisitions;
  Lithia's ability to secure manufacturer approvals for acquisitions; and
  Lithia's ability to retain existing management and successfully manage the stores.

See Exhibit 99 to Lithia's 2000 Form 10-K for a more complete discussion of risk factors.

General

Lithia is a leading operator of automotive franchises and retailer of new and used vehicles and services. As of March 31, 2001, we offered 26 brands of new vehicles, through 114 franchises in 56 locations in the western United States and over the Internet. We currently operate 15 stores in Oregon, 14 in California, 7 in Washington, 6 in Colorado, 6 in Idaho, 5 in Nevada, 2 in South Dakota and 1 in Alaska. Lithia sells new and used cars and light trucks, sells replacement parts, provides vehicle maintenance, warranty, paint and repair services, and arranges related financing and insurance for its automotive customers.

The following table shows selected condensed financial data expressed as a percentage of total revenues for the periods indicated for the average automotive dealer in the United States.

Average U.S. Store	Year Ended December 31,
Statement of Operations Data:	2000	1999
Revenues:
New vehicles	60.0%	59.9%
Used vehicles	28.6	28.9
Parts and service, other	11.4	11.2
	100.0%	100.0%
Gross profit	12.7	12.6
Total store expense	11.2	10.8
Income before taxes	1.6%	1.8%

Source:   NADA Industry Analysis Division

The following table sets forth selected condensed financial data for the Company, expressed as a percentage of total revenues for the periods indicated below.

Lithia Motors, Inc.	Three Months Ended March 31,
Statement of Operations Data:	2000	1999
Revenues:
New vehicles	51.2%	55.1%
Used vehicles	32.6	29.5
Service, body and parts	10.7	9.7
Other	5.5	5.7
Total revenues	100.0%	100.0%
Gross profit	16.4	15.9
Selling, general and administrative expenses	13.1	11.9
Depreciation and amortization	0.5	0.4
Income from operations	2.8	3.5
Floorplan interest expense	1.1	1.0
Other interest expense	0.5	0.5
Income before taxes	1.1	2.1
Income tax expense	0.4	0.9
Net income	0.7%	1.3%

Results of Operations

(in thousands except unit data)                    Three Months Ended
                                                        March 31,                                     %
                                                ---------------------------       Increase         Increase
                                                   2001            2000          (Decrease)       (Decrease)
                                                ------------   ------------     -------------    -------------
Revenues:
  New vehicle sales                                $214,957       $218,009           $(3,052)         (1.4)%
  Used vehicle sales                                136,939        116,698            20,241          17.3
  Service, body and parts                            45,145         38,457             6,688          17.4
  Other revenues                                     23,110         22,439               671           3.0
                                                ------------    -----------     -------------    -------------
    Total revenues                                  420,151        395,603            24,548           6.2
Cost of sales                                       351,254        332,739            18,515           5.6
                                                ------------    -----------     -------------    -------------
Gross profit                                         68,897         62,864             6,033           9.6
Selling, general and administrative                  55,038         47,201             7,837          16.6
Depreciation and amortization                         2,215          1,720               495          28.8
                                                ------------    -----------     -------------    -------------
Income from operations                               11,644         13,943            (2,299)        (16.5)
Floorplan interest expense                           (4,655)        (3,861)              794          20.6
Other interest expense                               (2,267)        (1,795)              472          26.3
Other, net                                              (79)           128              (207)       (161.7)
                                                ------------    -----------     -------------    -------------
Income before income taxes                            4,643          8,415            (3,772)        (44.8)
Income tax expense                                    1,788          3,451            (1,663)        (48.2)
                                                ------------    -----------     -------------    -------------
Net income                                          $ 2,855        $ 4,964           $(2,109)        (42.5)%
                                                ============    ===========     =============    =============

New units sold                                        8,732          9,030              (298)          (3.3)%
Average selling price per unit                      $24,617        $24,143              $474            2.0%
Used units sold                                       8,854          7,473             1,381           18.5%
Average selling price per unit                      $13,089        $13,175              $(86)          (0.7)%
Used units sold - wholesale                           4,325          4,040               285            7.1%
Average selling price                                $4,867         $4,515              $352            7.8%

Revenues.Same store retail sales decreased 6.9% in the first quarter of 2001 compared to the first quarter of 2000 due to a slow down in new vehicle sales. All business lines, other than new vehicle sales, showed positive same-store growth for the first quarter of 2001 compared to the first quarter of 2000.

Gross Profit. Gross profit increased primarily due to increased total revenues and increased used vehicle and service, body and parts revenues as a percentage of total revenues. Gross margin expansion is common in the auto retailing industry as new vehicle sales slow. Gross profit margins achieved in the quarters ended March 31, 2001 and 2000, respectively, were as follows:

                                  2000 industry          Lithia             Lithia                Lithia
                                     average            Q1 2001             Q1 2000           Margin Change
                                -----------------    --------------     ---------------    --------------------
New vehicles                           6.1%                 8.7%              8.6%                 10 bp*
Retail used vehicles                  10.9%                13.2%             13.6%               (40) bp
Service and parts                       n/a                44.6%             44.9%               (30) bp
Overall                               12.7%                16.4%             15.9%                 50 bp

*bp stands for basis point (ten basis points equals one-tenth of one percent)

The increases in the overall gross profit margin is primarily a result of a shift in mix to the more profitable used vehicles and service, parts and other services.

Selling, General and Administrative Expense.Selling, general and administrative (“SG&A”) expense increased due primarily to increased selling, or variable, expense related to the increase in revenues and the number of total locations. Selling, general and administrative expense, as a percentage of revenue, increased in the first quarter of 2001 compared to the first quarter of 2000 due to a shift in mix to more parts and service business, which has a higher SG&A expense component and the addition of resources to the acquisition integration and operational support teams in preparation for continued growth.

Depreciation and Amortization. Depreciation and amortization expense increased primarily as a result of increased property and equipment and goodwill related to acquisitions.

Income from Operations. Operating margins decreased 70 basis points, or seven-tenths of one percent, in the first quarter of 2001 compared to the first quarter of 2000 due to the increased operating expenses as a percentage of revenue as discussed above, partially offset by higher gross margins as a percentage of revenue.

Floorplan Interest Expense.Sixty two percent of the increase in floorplan interest expense is due to additional flooring notes payable as a result of new inventory from acquisitions. Thirty eight percent of the increase is due to higher interest rates on outstanding flooring debt during the first quarter of 2001 compared to the first quarter of 2000.

Other Interest Expense.The increase in interest expense is due to higher debt levels as a result of acquisitions, offset in part by lower interest rates due to our successful renegotiation of interest rates with lenders.

Income Tax Expense.Lithia’s effective tax rate declined to 38.5 percent in the first quarter of 2001 from 41.0 percent in the first quarter of 2000 as a result of an increasing mix of asset acquisitions compared to corporate acquisitions and the increased weighting of deductible goodwill, as well as an increase in the mix of states with lower or no state income taxes.

Net Income. Net income decreased primarily as a result of the higher operating expenses and interest expense as discussed above.

Liquidity and Capital Resources

Lithia’s principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. Lithia has relied primarily upon internally generated cash flows from operations, borrowings under its credit facilities and the proceeds from public equity offerings to finance its operations and expansion.

In June 2000, Lithia’s Board of Directors authorized the repurchase of up to 1,000,000 shares of Lithia’s Class A Common Stock. Lithia has purchased 40,000 shares under this program and may continue to do so from time to time in the future as conditions warrant.

Lithia has a credit facility with Ford Credit totaling $580 million with an expiration date of November 2003 with interest due monthly. The facility includes $250 million for new and program vehicle flooring, $150 million for used vehicle flooring, $130 million for franchise acquisitions and $50 million in mortgage financing. Lithia also has the option to convert the acquisition line into a five-year term loan.

The lines with Ford Credit are cross-collateralized and are secured by inventory, accounts receivable, intangible assets and equipment. The other new vehicle lines are secured by new vehicle inventory of the relevant stores.

The Ford Credit lines of credit contain financial covenants requiring Lithia to maintain compliance with, among other things, specified ratios of (i) total debt to tangible base capital; (ii) total adjusted debt to tangible base capital; (iii) current ratio; (iv) fixed charge coverage; and (v) net cash. The Ford Credit lines of credit agreements also preclude the payment of cash dividends without the prior consent of Ford Credit. Lithia was in compliance with all such covenants at March 31, 2001.

Toyota Motor Credit Corporation, Chrysler Financial Corporation and General Motors Acceptance Corporation have agreed to floor all of Lithia’s new vehicles for their respective brands with Ford Credit serving as the primary lender for all other brands. There are no formal limits to these commitments for new vehicle wholesale financing.

In addition, U.S. Bank N.A. has extended a $27.5 million revolving line of credit for leased vehicles and equipment purchases.

Interest rates on all of the above facilities ranged from 6.38% to 7.63% at March 31, 2001. Amounts outstanding on the lines at March 31, 2001 were as follows (in thousands):

New and Program Vehicle Lines	$253,292
Used Vehicle Line	63,000
Acquisition Line	0
Equipment/Leased Vehicle Line	27,500
$343,792
=======

At March 31, 2001, Lithia had capital commitments of approximately $20.9 million for the construction of six new store facilities and two additions to existing facilities, of which $18.4 million is anticipated to be incurred through the end of 2001 and the balance in 2002. Approximately $5.9 million has already been paid out of existing cash balances. Lithia expects to pay for the construction out of existing cash balances until completion of the projects, at which time Lithia anticipates securing long-term financing and general borrowings for 85% to 100% of the amounts from third party lenders.

Seasonality and Quarterly Fluctuations

Historically, Lithia’s sales have been lower in the first and fourth quarters of each year due to consumer purchasing patterns during the holiday season, inclement weather and the reduced number of business days during the holiday season. As a result, financial performance may be lower during the first and fourth quarters than during the other quarters of each fiscal year. Management believes that interest rates, levels of consumer debt, consumer confidence and buying patterns, as well as general economic conditions, also contribute to fluctuations in sales and operating results. The timing of acquisitions may cause substantial fluctuations of operating results from quarter to quarter.

Recent Accounting Pronouncements

See Note 6. Derivative Instruments and Hedging Activities in Notes to Consolidated Financial Statements above.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

Lithia has variable rate floor plan notes payable and other credit line borrowings that subject it to market risk exposure. At March 31, 2001, Lithia had $346.7 million outstanding under such facilities at interest rates ranging from 6.38% to 7.63% per annum. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

Cash Flow Hedging

Objectives and Context
Lithia uses variable-rate debt to finance its new & program vehicle inventory (“flooring debt”). The interest rate on the hedged flooring debt is tied to the one month LIBOR. These debt obligations therefore expose the Company to variability in interest payments due to changes in the one month LIBOR. The flooring debt is based on open-ended lines of credit from the various manufacturer finance companies and have no defined term, representing permanent to semi-permanent revolving debt obligations tied to each individual store. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

Management believes it is prudent to limit the variability of a portion of its interest payments. To achieve this objective, Lithia currently has hedged approximately 19.7% of its flooring debt.

Strategies
Management has entered into interest rate swaps to manage the variability of its interest rate exposure, thus leveling a portion of its interest expense in a rising or falling rate environment.

The interest rate swaps change the variable-rate cash flow exposure on a portion of the flooring debt to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, Lithia receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed-rate flooring debt.

Lithia has entered into the following interest rate swaps:

  Effective September 1, 2000, Lithia entered into a five year, $25 million interest rate swap with U.S. Bank Dealer Commercial Services at a fixed rate of 6.88% per annum.
  Effective November 1, 2000 Lithia entered into a three year, $25 million interest rate swap with U.S. Bank Dealer Commercial Services at a fixed rate of 6.47% per annum.
Lithia earns interest on both of the $25 million interest rate swaps at the one month LIBOR rate adjusted on the first and sixteenth of every month and is obligated to pay interest at the fixed rate set for each swap (6.88% or 6.47% per annum) on the same amount. The difference between interest earned and the interest obligation accrued is received or paid each month and is recorded in the statement of operations as flooring interest expense. The one month LIBOR rate at March 31, 2001 was 5.08% per annum.

Lithia does not enter into derivative instruments for any purpose other than to manage its interest rate exposure. That is, Lithia does not speculate using derivative instruments.

The fair value of interest rate swap agreements and the amount of hedging losses deferred on interest rate swaps was $2.9 million at March 31, 2001. Changes in the fair value of the interest rate swaps are reported, net of related income taxes, in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the flooring debt affects earnings. Because the critical terms of the interest rate swap and the underlying debt obligation are the same, there was no ineffectiveness recorded in interest expense.

Incremental interest expense incurred as a result of the interest rate swaps was $126,000 in the quarter ended March 31, 2001. Interest expense savings on un-hedged debt as a result of decreasing interest rates from December 31, 2000 was approximately $516,000 in the quarter ended March 31, 2001.

At current interest rates, Lithia estimates that it will incur additional interest expense of $599,000 related to its interest rate swaps during the remaining three quarters of 2001. Lithia expects to save approximately $2.5 million on its un-hedged debt during the remaining three quarters of 2001 due to lower interest rates, assuming current debt levels and interest rates as of March 31, 2001.

Lithia did not have any hedging contracts at March 31, 2000.

Risk Management Policies
Lithia assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

Lithia maintains risk management control systems to monitor interest rate cash flow attributable to both the Company’s outstanding or forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company’s future cash flows.

As of March 31, 2001, approximately 76% of Lithia’s total debt outstanding was subject to un-hedged variable rates of interest. As a result, recent interest rate declines have resulted in a net reduction of Lithia’s interest expense. The Company intends to continue to gradually hedge its interest rate exposure if market rates continue to decline.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
(a) Exhibits

There are no exhibits to be filed with this Form 10-Q.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2001	LITHIA MOTORS, INC. By /s/ SIDNEY B. DEBOER Sidney B. DeBoer Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)
Date: May 11, 2001	LITHIA MOTORS, INC. By /s/ Jeffrey B. DEBOER Jeffrey B. DeBoer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)