Form 10-Q
period 2001-06-30
LITHIA MOTORS INC
filed 2001-08-14
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001
[_]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

Commission File Number 000-21789

LITHIA MOTORS, INC.
(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0572810 (I.R.S. Employer Identification No.)
360 E. Jackson Street, Medford, Oregon (State or other jurisdiction of incorporation or organization)	97501 (I.R.S. Employer Identification No.)

(541) 618-6003
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]        No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date:

Class A Common stock without par value	8,800,576
Class B Common stock without par value	4,087,000

LITHIA MOTORS, INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30, 2001	December 31, 2000
	(Unaudited)
Assets Current Assets: Cash and cash equivalents	$ 40,646	$ 38,789
Trade receivables, net of allowance for doubtful accounts of $322 and $346	32,218	32,273
Notes receivable, current portion, net of allowance for doubtful accounts of $1,013 and $988	1,679	1,933
Inventories, net	315,078	314,290
Vehicles leased to others, current portion	5,626	4,961
Prepaid expenses and other	2,561	4,276
Total Current Assets	397,808	396,522
Land and Buildings, net of accumulated depreciation of $1,708 and $1,261	66,484	60,788
Equipment and other, net of accumulated depreciation of $8,405 and $7,173	30,620	29,452
Notes Receivable, less current portion	720	1,485
Vehicles Leased to Others, less current portion	2,935	2,962
Goodwill, net of accumulated amortization of $8,047 and $6,219	137,776	133,871
Other Non-Current Assets, net of accumulated amortization of $229 and $182	3,386	2,923
Total Assets	$ 639,729 =========	$ 628,003 =========
Liabilities and Shareholders' Equity Current Liabilities: Flooring notes payable	$ 251,830	$ 255,137
Current maturities of long-term debt	$ 5,131	$ 5,257
Current portion of capital leases	56	85
Trade payables	16,444	13,651
Accrued liabilities	27,335	22,086
Deferred income taxes	322	1,389
Accrued Total Current Liabilities	301,118	297,605
Used Vehicle Flooring Facility	56,000	59,000
Real Estate Debt, less current maturities	28,211	28,898
Other Long-Term Debt, less current maturities	44,101	43,566
Long-Term Capital Lease Obligation, less current maturities	24	122
Deferred Revenue	1,490	1,993
Other Long-Term Liabilities	11,013	6,900
Deferred Income Taxes	8,369	8,144
Total Liabilities	450,326	446,228
Shareholders' Equity: Preferred stock - no par value; authorized 15,000 shares; 15 shares designated Series M Preferred; issued and outstanding 9.7 and 14.9	5,806	8,915
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 8,769 and 8,412	112,607	108,565
Class B common stock authorized 25,000 shares; issued and outstanding 4,087	508	508
Additional paid-in capital	416	306
Accumulated other comprehensive income (loss), net	(1,326)	15
Retained earnings	71,392	63,466
Total Shareholders' Equity	189,403	181,775
Total Liabilities and Shareholders' Equity	$ 639,729 =========	$ 628,003 =========

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
Revenues: New vehicle sales	$ 238,651	$ 222,039	$ 453,608	$ 440,048
Used vehicle sales	142,043	119,277	278,982	235,975
Service, body and parts	45,511	40,476	90,656	78,933
Other revenues	35,845	36,059	58,955	58,498
Total revenues	462,050	417,851	882,201	813,454
Cost of sales	386,840	350,667	738,094	683,406
Gross profit	75,210	67,184	144,107	130,048
Selling, general and administrative	58,783	48,528	113,821	95,729
Depreciation - buildings	240	141	565	268
Depreciation - equipment and other	1,035	951	2,002	1,837
Amortization	951	795	1,874	1,502
Income from operations	14,201	16,769	25,845	30,712
Other income (expense) Floorplan interest expense	(3,832)	(4,712)	(8,487)	(8,573)
Other interest expense	(2,078)	(1,862)	(4,345)	(3,657)
Other income (expense), net	(45)	305	(124)	433
	(5,955)	(6,269)	(12,956)	(11,797)
Income before income taxes	8,246	10,500	12,889	18,915
Income tax expense	3,175	4,306	4,963	7,757
Net income	$ 5,071 =======	$ 6,194 =======	$ 7,926 =======	$ 11,158 =======
Basic net income per share	$ 0.38 =======	$ 0.45 =======	$ 0.59 =======	$ 0.82 =======
Shares used in basic net income per share	13,493 =======	13,682 =======	13,478 =======	13,630 =======
Diluted net income per share	$ 0.37 =======	$ 0.45 =======	$ 0.58 =======	$ 0.81 =======
Shares used in diluted net income per share	13,762 =======	13,819 =======	13,710 =======	13,801 =======

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                               Six months ended June 30,
                                                               -----------------------
                                                                  2001        2000
                                                             ----------   ----------
Cash  flows from operating activities:
 Net income                                                  $    7,926   $ 11,158
 Adjustments to reconcile net income to net cash flows
   provided by operating activities:
       Depreciation and amortization                              4,441      3,607
       Compensation expense related to stock option issuances       111         39
       (Gain) Loss on sale of assets                                (26)        52
       (Gain) Loss on sale of vehicles leased to others             (14)        72
       Deferred income taxes                                        (12)      (337)
       Equity in income of affiliate                                  1        (30)
       Changes in operating assets and liabilities, net of
         effect of acquisitions:
          Trade and installment contract receivables, net            55     (5,579)
          Inventories                                             6,036    (41,634)
          Prepaid expenses and other                              1,715      2,042
          Other noncurrent assets                                  (527)      (103)
          Floorplan notes payable                                (8,466)    47,435
          Trade payables                                          2,793      1,283
          Accrued liabilities                                     3,090        157
          Other long-term liabilities and deferred revenue        3,576        753
                                                             ----------  ----------
             Net cash provided by operating activities           20,699     18,915

Cash flows from investing activities:
 Notes receivable issued                                           (404)      (431)
 Principal payments received on notes receivable                  1,424      2,185
 Capital expenditures:
   Maintenance                                                   (2,813)    (3,599)
   Financeable real estate and other                            (10,626)   (10,956)
 Proceeds from sale of assets                                     4,627      1,134
 Expenditures for vehicles leased to others                      (3,234)    (6,448)
 Proceeds from sale of vehicles leased to others                  2,062      3,359
 Cash paid for acquisitions, net of cash acquired                (8,965)   (29,914)
 Cash from sales of franchises                                    1,541          -
 Distribution from affiliate                                          -        379
                                                            -----------  ---------
             Net cash used in investing activities              (16,388)   (44,291)

Cash flows from financing activities:
 Net borrowings (repayments) on lines of credit                  (1,000)    20,220
 Principal payments on long-term debt and capital leases         (2,680)    (4,090)
 Proceeds from issuance of long-term debt                           293      7,138
 Proceeds from issuance of common stock                             933      1,406
 Repurchase of common stock                                           -       (230)
                                                            -----------  ---------
             Net cash provided by (used in)

             financing activities                                (2,454)    24,444

                                                            -----------  ---------
Increase (decrease) in cash and cash equivalents                  1,857       (932)

Cash and cash equivalents:
 Beginning of period                                             38,789     30,364
                                                            -----------  ---------
 End of period                                              $    40,646  $  29,432
                                                            ===========  =========

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein as of June 30, 2001 and for the three and six-month periods ended June 30, 2001 and 2000 is unaudited; however, such information reflects all adjustments consisting only of normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2000 is derived from Lithia Motors, Inc.'s (the Company's) 2000 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Detail of inventory is as follows (in thousands):

                              June 30, 2001   December 31, 2000
                              -------------   -----------------
New and program vehicles         $241,382           $239,185
Used vehicles                      57,620             58,136
Parts and accessories              16,076             16,969
                                 --------           --------
                                 $315,078           $314,290
                                 ========           ========

Note 3. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows (in thousands):

                                                   Six Months Ended June 30,
                                                ------------------------------
                                                     2001            2000
                                                ---------------  -------------
Cash paid during the period for income taxes         $2,923        $ 4,646
Cash paid during the period for interest             13,401         11,845

Note 4. Earnings Per Share

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands). Based on an April 2001 Financial Accounting Standards Board announcement, the Company has restated its basic EPS for the three and six month periods ended June 30, 2000 to include its Series M Preferred Stock as a common stock equivalent for basic EPS on an as if converted basis.

Three Months Ended June 30,                2001                                  2000
---------------------------              ------------------------------         -------------------------

                                                                   Per Share                            Per Share
Basic EPS                                  Income     Shares        Amount      Income     Shares       Amount
----------                               ---------- ------------ ----------   ---------- ----------   ----------
Net income available to Common
  Shareholders                                $5,071      13,493       $0.38        $6,194    13,682        $0.45
                                                                   =========                           ==========
Diluted EPS
-----------
Effect of dilutive stock options                   -         269                         -       137
                                                      ------------                          ----------
Net income available to Common
  Shareholders                                $5,071      13,762       $0.37        $6,194    13,819        $0.45
                                                                   =========                           ==========

Six Months Ended June 30,                   2001                                 2000
---------------------------              ------------------------------         -------------------------

Net income available to Common
  Shareholders                                $7,926      13,478       $0.59       $11,158    13,630       $0. 82
                                                                   =========                           ==========
Diluted EPS
-----------
Effect of dilutive stock options                   -         232                         -       171
                                                      ------------                          ----------
Net income available to Common
  Shareholders                                $7,926      13,710       $0.58       $11,158    13,801        $0.81
                                                                   =========                           ==========

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 126,000 and 692,000 shares, respectively, issuable pursuant to stock options, for the three month periods ended June 30, 2001 and 2000, respectively, and 485,000 and 689,000 shares, respectively, for the six month periods ended June 30, 2001 and 2000, respectively.

Note 5. Acquisitions

The following acquisitions were made in the first six months of 2001:

  In January 2001, Lithia acquired the Johnson Chrysler/Jeep store in Anchorage, Alaska. The store had estimated 2000 revenues of approximately $35.0 million.
  In February 2001, Lithia acquired two stores in Pocatello, Idaho with the Honda, Dodge/Chrysler and Hyundai brands. The stores have estimated 2000 revenues of approximately $48.0 million.

The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations are not materially different from actual results of operations.

Note 6. Derivative Instruments and Hedging Activities

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” (“SFAS 138”). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 137”). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (collectively “the standards”). The standards require that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, 137 and 138 are effective for fiscal years beginning after June 15, 2000. Lithia adopted the standards effective January 1, 2001. On that date, in accordance with the transition provisions of SFAS 133, the Company recorded a liability of $1.5 million and a corresponding net-of-tax cumulative-effect-type adjustment of $948,000 in accumulated other comprehensive income to recognize at fair value all derivatives that are designated as cash-flow hedging instruments.

Note 7. Comprehensive Income

Comprehensive income includes the fair value of cash flow hedging instruments that are reflected in shareholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

                                              Three Months Ended June 30,           Six Months Ended June 30,
                                            ---------------------------------     -------------------------------
                                                 2001              2000               2001             2000
                                            ---------------    --------------     -------------    --------------
Net income                                      $5,071            $6,194            $7,926             $11,158
Unrealized  gain on  investments,  net,
   subsequently realized                           (39)               --               (15)                 --
Cash flow hedges:
  Cumulative   effect  of  adoption  of
   SFAS 133, net of tax effect of $594                -               --              (948)                 --
  Net  derivative  losses,  net  of tax
   effect   of    $(169)    and   $394,
   respectively                                    271                --              (629)                 --
  Reclassification  adjustment,  net of
   tax  effect  of $(109)  and  $(157),
   respectively                                    173                --               251                  --
                                            ---------------    --------------     -------------    -----------
Total comprehensive income                      $5,476            $6,194            $6,585             $11,158
                                            ===============    ==============     =============    ===========

Note 8. 2001 Stock Option Plan

At the Annual Meeting of Shareholders held on May 17, 2001, the shareholders approved the adoption of the 2001 Stock Option Plan and the reservation of 600,000 shares of the Company’s Common Stock for issuance thereunder.

Note 9. Conversion of Series M 2002 Preferred Stock

Effective June 4, 2001, the Company converted 5,183 shares of Series M 2002 Preferred stock with an aggregate conversion price of $5.2 million into an aggregate of 265,247 shares of Class A Common Stock. Following this conversion, 5,177 shares of Series M 2002 Preferred Stock and 4,499 shares of Series M 2003 Preferred Stock remained outstanding.

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

General

Lithia is a leading operator of automotive franchises and retailer of new and used vehicles and services. As of June 30, 2001, we offered 26 brands of new vehicles through 114 franchises in 56 locations in the western United States and over the Internet. We currently operate 15 stores in Oregon, 14 in California, 7 in Washington, 6 in Colorado, 6 in Idaho, 5 in Nevada, 2 in South Dakota and 1 in Alaska. Lithia sells new and used cars and light trucks; sells replacement parts; provides vehicle maintenance, warranty, paint and repair services; and arranges related financing and insurance for its automotive customers.

The following table shows selected condensed financial data expressed as a percentage of total revenues for the periods indicated for the average automotive dealer in the United States.

Average U.S. Store                        Year Ended December 31,
                                 ----------------------------------------
Statement of Operations Data:           2000               1999
                                 -----------------    -------------
Revenues:
      New vehicles                           60.0%          59.9%
      Used vehicles                          28.6            28.9
      Parts and service, other               11.4            11.2
                                 -----------------    -------------
                                            100.0%         100.0%
        Total sales
Gross profit                                 12.7            12.6
Total store expense                          11.2            10.8
Income before taxes                           1.6%           1.8%

Source:  NADA Industry Analysis Division

The following table sets forth selected condensed financial data for the Company, expressed as a percentage of total sales for the periods indicated below.

                                         Three Months Ended June 30,        Six Months Ended June 30,
                                         ---------------------------      -----------------------------
                                            2001            2000             2001              2000
                                         ------------    -----------      ------------       ----------
Statement of Operations Data:
Revenues:
      New vehicles                             51.7%        53.1%           51.4%          54.1%
      Used vehicles                            30.7           28.6              31.6             29.0
      Service, body and parts                   9.8            9.7              10.3              9.7
        Other                                   7.8            8.6               6.7              7.2
                                         ------------    -----------      ------------       ----------
         Total revenues                       100.0%       100.0%          100.0%         100.0%
Gross profit                                   16.3           16.1              16.3             16.0
Selling, general and administrative            12.7           11.6              12.9             11.8
Depreciation and amortization                   0.5            0.5               0.5              0.4
Income from operations                          3.1            4.0               2.9              3.8
Floorplan interest expense                      0.8            1.1               1.0              1.1
Other interest expense                          0.5            0.4               0.5              0.4
Income before taxes                             1.8            2.5               1.5              2.3
Income tax expense                              0.7            1.0               0.6              0.9
Net income                                      1.1%         1.5%            0.9%           1.4%

Results of Operations<pre>

(In thousands, except unit data)                 Three Months Ended June 30,                           %
                                                ---------------------------       Increase         Increase
                                                   2001            2000          (Decrease)       (Decrease)
                                                ------------    -----------     -------------    -------------
Revenues:
  New vehicle sales                                $238,651       $222,039           $16,612           7.5%
  Used vehicle sales                                142,043        119,277            22,766          19.1
  Service, body and parts                            45,511         40,476             5,035          12.4
  Other revenues                                     35,845         36,059              (214)         (0.6)
                                                ------------    -----------     -------------    -------------
    Total revenues                                  462,050        417,851            44,199          10.6
Cost of sales                                       386,840        350,667            36,173          10.3
                                                ------------    -----------     -------------    -------------
Gross profit                                         75,210         67,184             8,026          11.9
Selling, general and administrative                  58,783         48,528            10,255          21.1
Depreciation and amortization                         2,226          1,887               339          18.0
                                                ------------    -----------     -------------    -------------
Income from operations                               14,201         16,769            (2,568)        (15.3)
Floorplan interest expense                           (3,832)        (4,712)             (880)        (18.7)
Other interest expense                               (2,078)        (1,862)              216          11.6
Other, net                                              (45)           305              (350)       (114.8)
                                                ------------    -----------     -------------    -------------
Income before income taxes                            8,246         10,500            (2,254)        (21.5)
Income tax expense                                    3,175          4,306            (1,131)        (26.3)
                                                ------------    -----------     -------------    -------------
Net income                                          $ 5,071        $ 6,194           $(1,123)        (18.1)%
                                                ============    ===========     =============    =============

New units sold                                        9,772          9,303               469             5.0%
Average selling price per unit                      $24,422        $23,867              $555             2.3%
Used units sold                                       9,119          7,660             1,459            19.0%
Average selling price per unit                      $13,270        $13,249               $21             0.2%
Used units sold - wholesale                           4,723          3,991               732            18.3%
Average selling price per unit                       $4,454         $4,457               $(3)          (0.1)%

(In thousands, except unit data)                 Six Months Ended June 30,                             %
                                                ---------------------------       Increase         Increase
                                                   2001            2000          (Decrease)       (Decrease)
                                                ------------    -----------     -------------    -------------
Revenues:
  New vehicle sales                                $453,608       $440,048           $13,560           3.1%
  Used vehicle sales                                278,982        235,975            43,007          18.2
  Service, body and parts                            90,656         78,933            11,723          14.9
  Other revenues                                     58,955         58,498               457           0.8
                                                ------------    -----------     -------------    -------------
    Total revenues                                  882,201        813,454            68,747           8.5
Cost of sales                                       738,094        683,406            54,688           8.0
                                                ------------    -----------     -------------    -------------
Gross profit                                        144,107        130,048            14,059          10.8
Selling, general and administrative                 113,821         95,729            18,092          18.9
Depreciation and amortization                         4,441          3,607               834          23.1
                                                ------------    -----------     -------------    -------------
Income from operations                               25,845         30,712            (4,867)        (15.8)
Floorplan interest expense                           (8,487)        (8,573)              (86)         (1.0)
Other interest expense                               (4,345)        (3,657)              688          18.8
Other, net                                             (124)           433              (557)       (128.6)
                                                ------------    -----------     -------------    -------------
Income before income taxes                           12,889         18,915            (6,026)        (31.9)
Income tax expense                                    4,963          7,757            (2,794)        (36.0)
                                                ------------    -----------     -------------    -------------
Net income                                          $ 7,926        $11,158          $ (3,232)        (29.0)%
                                                ============    ===========     =============    =============

New units sold                                       18,504         18,333               171           0.9%
Average selling price per unit                      $24,514        $24,003              $511           2.1%
Used units sold                                      17,973         15,133             2,840          18.8%
Average selling price per unit                      $13,181        $13,213              $(32)         (0.2)%
Used units sold - wholesale                           9,048          8,031             1,017          12.7%
Average selling price per unit                       $4,652         $4,486              $166           3.7%

Revenues. Same store retail sales remained flat in the three month period ended June 30, 2001 compared to the same quarter of 2000, with the slight decline in new vehicle sales being offset by increases in all other business lines. Same store retail sales decreased 3.6% in the six month period ended June 30, 2001 compared to the same period of 2000 due to a slow down in new vehicle sales. All business lines, other than new vehicle sales, showed positive same-store growth for both the three and six month periods ended June 30, 2001 compared to the same periods of 2000.

Gross Profit. Gross profit increased primarily due to increased total revenues and increased used vehicle and service, body and parts revenues as a percentage of total revenues. Gross margin expansion is common in the auto retailing industry as new vehicle sales slow. Gross profit margins achieved in the three and six month periods ended June 30, 2001 and 2000, respectively, were as follows:

                                 2000 industry           Lithia             Lithia                Lithia
                                    average             Q2 2001             Q2 2000           Margin Change
                                -----------------    --------------     ---------------    --------------------
New vehicles                           6.1%                 8.8%              9.3%               (50) bp*
Retail used vehicles                  10.9%                12.7%             13.8%              (110) bp
Service and parts                       n/a                47.0%             45.6%                140 bp
Overall                               12.7%                16.3%             16.1%                 20 bp

                                 2000 industry           Lithia             Lithia                Lithia
                                    average             YTD 2001           YTD 2000           Margin Change
                                -----------------    --------------     ---------------    --------------------
New vehicles                           6.1%                 8.8%              9.0%               (20) bp
Retail used vehicles                  10.9%                12.9%             13.7%               (80) bp
Service and parts                       n/a                45.8%             45.2%                 60 bp
Overall                               12.7%                16.3%             16.0%                 30 bp

*bp stands for basis point (ten basis points equals one-tenth of one percent)

The increases in the overall gross profit margin are primarily a result of a shift in mix to the more profitable used vehicle and service, body and parts business lines.

Selling, General and Administrative Expense.  Selling, general and administrative (“SG&A”) expense increased due primarily to increased selling, or variable, expense related to the increase in revenues and the number of locations. As a percentage of revenue, SG&A expense increased in the three and six month periods ended June 30, 2001 compared to the three and six month periods ended June 30, 2000 due to a shift in mix to more parts and service business, which has a higher SG&A expense component, and the addition of resources to the acquisition integration and operational support teams in preparation for continued growth.

Depreciation and Amortization.  Depreciation and amortization expense increased primarily as a result of increased property and equipment and goodwill related to acquisitions.

Income from Operations.  Operating margins decreased 90 basis points, or nine-tenths of one percent, in the three and six month periods ended June 30, 2001 as compared to the same periods of 2000 due to the increased operating expenses as a percentage of revenue as discussed above, partially offset by higher gross margins as a percentage of revenue.

Floorplan Interest Expense.  The slight decrease in floorplan interest expense is primarily due to recent decreases in the effective interest rates on the floating rate credit lines.

Other Interest Expense.  The increase in interest expense is due to higher debt levels as a result of acquisitions, offset in part by lower interest rates due to our successful renegotiation of interest rates with lenders.

Income Tax Expense  Lithia’s effective tax rate declined to 38.5 percent in the first six months of 2001 from 41.0 percent in the first six months of 2000 as a result of an increasing mix of asset acquisitions compared to corporate acquisitions, which resulted in an increased weighting of deductible goodwill, as well as an increase in the mix of states with lower or no state income taxes.

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

Lithia has credit facilities with Ford Motor Credit Company totaling $580 million, which expire November 2003 with interest due monthly. The facilities include $250 million for new and program vehicle flooring, $150 million for used vehicle flooring, $130 million for franchise acquisitions and $50 million for mortgage financing. Lithia also has the option to convert the acquisition line into a five-year term loan.

The lines with Ford Credit are cross-collateralized and are secured by inventory, accounts receivable, intangible assets and equipment. The other new vehicle lines are secured by new vehicle inventory of the relevant stores.

The Ford Credit facilities contain financial covenants requiring Lithia to maintain compliance with, among other things, specified ratios of (i) total debt to tangible base capital; (ii) total adjusted debt to tangible base capital; (iii) current ratio; (iv) fixed charge coverage; and (v) net cash. The Ford Credit facilities also preclude the payment of cash dividends without the prior consent of Ford Credit. Lithia was in compliance with all such covenants at June 30, 2001.

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

Interest rates on all of the above facilities ranged from 5.34% to 6.59% at June 30, 2001. Amounts outstanding on the lines at June 30, 2001 were as follows (in thousands):

New and Program Vehicle Lines                        $251,830
Used Vehicle Line                                      56,000
Acquisition Line                                       10,000
Equipment/Leased Vehicle Line                          27,500
                                               ---------------
                                                     $345,330
                                               ===============

At June 30, 2001, Lithia had capital commitments of approximately $19.3 million for the construction of seven new store facilities and two additions to existing facilities, of which $10.3 million is anticipated to be incurred through the end of 2001 and the balance in 2002. Approximately $7.8 million has already been paid for these commitments from available cash balances. Lithia expects to pay for the construction out of existing cash balances until completion of the projects, at which time Lithia anticipates securing long-term financing and general borrowings from third party lenders for 85% to 100% of the amounts expended.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, recorded in past business combinations will cease upon adoption of that Statement, which, for the Company, will be on January 1, 2002. The Company does not expect that the adoption of SFAS 141 will have a significant impact on the financial condition or results of operations of the Company. The Company is currently evaluating what the effects of adopting of SFAS 142 will be on its financial position and results of operations.

See also Note 6. Derivative Instruments and Hedging Activities in Notes to Consolidated Financial Statements above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

Lithia has variable rate floor plan notes payable and other credit line borrowings that subject it to market risk exposure. At June 30, 2001, Lithia had $345.3 million outstanding under such facilities at interest rates ranging from 5.34% to 6.59% per annum. A 10% increase in interest rates would increase interest expense by approximately $450,000, net of tax, for the remaining six months of 2001 based on amounts outstanding on the lines of credit at June 30, 2001.

Cash Flow Hedging

Objectives and Context
Lithia uses variable-rate debt to finance its new and program vehicle inventory (“flooring debt”). The interest rate on the hedged flooring debt is tied to the one month LIBOR. These debt obligations therefore expose the Company to variability in interest payments due to changes in the one month LIBOR. The flooring debt is based on open-ended lines of credit from the various manufacturer finance companies and have no defined term, representing permanent to semi-permanent revolving debt obligations tied to each individual store. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense also decreases.

Management believes it is prudent to limit the variability of a portion of its interest payments. To achieve this objective, Lithia currently has hedged approximately 16.2% of its flooring debt.

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

Lithia earns interest on both of the $25 million interest rate swaps at the one month LIBOR rate adjusted on the first and sixteenth of every month and is obligated to pay interest at the fixed rate set for each swap (6.88% or 6.47% per annum) on the same amount. The difference between interest earned and the interest obligation accrued is received or paid each month and is recorded in the statement of operations as flooring interest expense. The one month LIBOR rate at June 30, 2001 was 3.8625% per annum.

Lithia does not enter into derivative instruments for any purpose other than to manage its interest rate exposure. That is, Lithia does not speculate using derivative instruments.

The fair value of interest rate swap agreements and the amount of hedging losses deferred on interest rate swaps was $2.2 million at June 30, 2001. Changes in the fair value of the interest rate swaps are reported, net of related income taxes, in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the flooring debt affects earnings. Because the critical terms of the interest rate swap and the underlying debt obligation are the same, there was no ineffectiveness recorded in interest expense.

Incremental interest expense incurred as a result of the interest rate swaps was $282,000 and $408,000, respectively, for the three and six month periods ended June 30, 2001. Interest expense savings on un-hedged debt as a result of decreasing interest rates from December 31, 2000 through June 30, 2001 was approximately $1.8 million.

At current interest rates, Lithia estimates that it will incur additional interest expense of $681,000 related to its interest rate swaps during the remaining two quarters of 2001. Lithia expects to save approximately $3.1 million on its un-hedged debt during the remaining two quarters of 2001 due to lower interest rates, assuming current debt levels at June 30, 2001 and interest rates as of June 30, 2001 compared to December 31, 2000.

Lithia did not have any hedging contracts at June 30, 2000.

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

As of June 30, 2001, approximately 77% of Lithia’s total debt outstanding was subject to un-hedged variable rates of interest. As a result, recent interest rate declines have resulted in a net reduction of Lithia’s interest expense compared to what it would have been at similar debt levels. The Company intends to continue to gradually hedge its interest rate exposure if market rates continue to decline.

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 17, 2001, at which the following actions were taken:

1.    To elect the following persons to serve as directors of Lithia Motors until the next annual meeting of shareholders and until their successors are duly elected and qualified:

                                                           No. of Votes For        No. of Votes Withheld
         Name
         ----------------------------------               --------------------     ----------------------
         Sidney B. DeBoer                   Class A             4,016,059                 137,523
                                            Class B            40,870,000                    -
                                            Series M              652,686                    -
         M. L. Dick Heimann                 Class A             4,016,059                 137,523
                                            Class B            40,870,000                    -
                                            Series M              652,686                    -
         Thomas Becker                      Class A             4,015,858                 137,724
                                            Class B            40,870,000                    -
                                            Series M              652,686                    -
         R. Bradford Gray                   Class A             4,016,057                 137,525
                                            Class B            40,870,000                    -
                                            Series M              652,686                    -
         W. Douglas Moreland                Class A             4,016,057                 137,525
                                            Class B            40,870,000                    -
                                            Series M              652,686                    -
         Gerald F. Taylor                   Class A             4,016,058                 137,524
                                            Class B            40,870,000                    -
                                            Series M              652,686                    -
         William J. Young                   Class A             4,016,058                 137,524
                                            Class B            40,870,000                    -
                                            Series M              652,686                    -

2.    To approve the Lithia Motors, Inc. 2001 Stock Option Plan:

                                                                             Number of            Number of
                                Number of          Number of Votes             Votes               Broker
                                Votes For              Against               Abstaining           Non-Votes
                             ----------------     ------------------       ---------------     ----------------
             Class A              1,963,551            899,478                 1,286              1,289,267
             Class B             40,870,000               -                      -                    -
            Series M                652,686               -                      -                    -

3.    To approve an amendment to the Lithia Motors, Inc. 1998 Employee Stock Purchase Plan to modify certain eligibility requirements:

                                                                             Number of            Number of
                                Number of          Number of Votes             Votes               Broker
                                Votes For              Against               Abstaining           Non-Votes
                             ----------------     ------------------       ---------------     ----------------
             Class A              3,735,109            417,107                 1,366                  -
             Class B             40,870,000               -                      -                    -
            Series M                652,686               -                      -                    -

4.    To ratify and approve the May 1999 purchases of certain dealerships from W. Douglas Moreland and other persons and the issuance in connection with those transactions of up to 2,500,000 shares of the Company's Class A Common Stock, including 1,576,461 shares already issued and up to 923,539 shares which may be issued if the Company elects to convert the outstanding shares of Series M Preferred Stock into Class A Common Stock at the then market price as provided by the terms of such Preferred Stock.

                                                                             Number of            Number of
                                Number of          Number of Votes             Votes               Broker
                                Votes For              Against               Abstaining           Non-Votes
                             ----------------     ------------------       ---------------     ----------------
             Class A                    501               -                      -                    -
             Class B             40,870,000               -                      -                    -
            Series M                      -               -                      -                    -

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits      There are no exhibits required to be filed with this Form 10-Q.

(b)    Reports on Form 8-K

  Under Item 5, Other Events, filed on June 11, 2001, and dated May 17, 2001, regarding the results of the voting at the Company's Annual Meeting of Shareholders and its intention to convert 5,183 shares of Series M 2002 Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 10, 2001	LITHIA MOTORS, INC.

By  /s/ M. L. Dick Heimann
      M. L. Dick Heimann
      President, Chief Operating Officer and Director

By  /s/ Jeffrey B. DeBoer
      Jeffrey B. DeBoer
      Senior Vice President and
      Chief Financial Officer
(Principal Financial and Accounting Officer)