Form 10-Q
period 2001-09-30
LITHIA MOTORS INC
filed 2001-11-14
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
OR
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

Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class A Common stock without par value	8,894,107
Class B Common stock without par value	4,039,719
(Class)	(Outstanding at November 8, 2001)

LITHIA MOTORS, INC.

FORM 10-Q

INDEX

Item 1. Financial Statements

PART I - FINANCIAL INFORMATION

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

Three months ended September 30,		Nine months ended September 30,	
	2001	2000	2001	2000
Revenues:				
New vehicle sales	$ 247,487	$ 243,169	$ 701,095	$ 683,217
Used vehicle sales	149,795	128,960	428,777	364,935
Service, body and parts	47,884	42,333	138,540	121,266
Other revenues	26,152	28,604	85,107	87,102
Total revenues	471,318	443,066	1,353,519	1,256,520
Cost of sales	391,450	372,146	1,129,544	1,055,552
Gross profit	79,868	70,920	223,975	200,968
Selling, general and administrative	59,696	51,041	173,517	146,770
Depreciation - buildings	383	162	948	430
Depreciation - equipment and other	1,054	971	3,056	2,808
Amortization	935	799	2,809	2,301
Income from operations	17,800	17,947	43,645	48,659
Other income (expense)				
Floorplan interest expense	(3,390)	(5,321)	(11,877)	(13,894)
Other interest expense	(1,608)	(1,271)	(5,953)	(4,928)
Other income (expense), net	(241)	451	(365)	884
	(5,239)	(6,141)	(18,195)	(17,938)
Income before income taxes	12,561	11,806	25,450	30,721
Income tax expense	4,865	4,283	9,828	12,040
Net income	$ 7,696	$ 7,523	$ 15,622	$ 18,681
Basic net income per share	$ 0.57	$ 0.55	$ 1.16	$ 1.37
Shares used in basic net income per share	13,516	13,628	13,515	13,589
Diluted net income per share	$ 0.56	$ 0.55	$ 1.14	$ 1.36
Shares used in diluted net income per share	13,781	13,757	13,754	13,746

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

Nine months ended September 30, 2001	Nine months ended September 30, 2000
Cash flows from operating activities:		
Net income	$ 15,622	$ 18,681
Adjustments to reconcile net income to net cash provided by operating activities:		
Depreciation and amortization	6,813	5,539
Compensation expense related to stock option issuances	166	59
Loss on sale of assets	46	53
(Gain) loss on sale of vehicles leased to others	(14)	88
Deferred income taxes	287	(422)
Equity in income of affiliate	96	(28)
(Increase) decrease, net of effect of acquisitions:		
Trade and installment contract receivables, net	59	(8,313)
Inventories	23,238	18,978
Prepaid expenses and other	1,714	1,236
Other noncurrent assets	(942)	(278)
Increase (decrease), net of effect of acquisitions:		
Floorplan notes payable	(24,618)	(14,549)
Trade payables	3,293	1,417
Accrued liabilities	10,940	1,910
Other liabilities	2,657	1,193
Net cash provided by operating activities	39,357	25,564
Cash flows from investing activities:		
Notes receivable issued	(567)	(523)
Principal payments received on notes receivable	1,982	3,398
Capital expenditures:		
Maintenance	(3,186)	(2,345)
Financeable real estate and other	(15,079)	(18,772)
Proceeds from sale of assets	4,797	1,035
Proceeds from sale of vehicles leased to others	3,397	5,247
Expenditures for vehicles leased to others	(4,703)	(8,037)
Cash paid for acquisitions, net of cash acquired	(29,952)	(31,187)
Cash from sale of franchises	1,541	1,287
Distribution from affiliate	-	379
Net cash used in investing activities	(41,770)	(49,518)
Cash flows from financing activities:		
Net borrowing on lines of credit	9,610	47,620
Payments on capital lease obligations	(111)	(71)
Principal payments on long-term debt	(4,328)	(12,050)
Proceeds from issuance of long-term debt	637	9,261
Repurchase of common stock	-	(443)
Proceeds from issuance of common stock	1,324	1,793
Net cash provided by financing activities	7,132	46,110
Increase in cash and cash equivalents	4,719	22,156
Cash and cash equivalents:		
Beginning of period	38,789	30,364
End of period	$ 43,508	$ 52,520

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein as of September 30, 2001 and for the three and nine-month periods ended September 30, 2001 and 2000 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2000 is derived from Lithia Motors, Inc.'s (the Company's) 2000 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's 2000 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method) (in thousands).
	September 30, 2001	December 31, 2000
New and program vehicles	$230,778	$239,185
Used vehicles	61,355	58,136
Parts and accessories	17,328	16,969
	$309,461	$314,290

Note 3. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	Nine Months Ended September 30,
	2001	2000
Cash paid during the period for income taxes	$ 3,231	$ 9,896
Cash paid during the period for interest	18,575	19,047

Note 4. Earnings Per Share

Following is a reconciliation of basic earnings per share ("EPS") and diluted EPS (in thousands). Based on an April 2001 Financial Accounting Standards Board announcement, the Company has restated its basic EPS for the three and nine month periods ended September 30, 2000 to include its Series M Preferred Stock as a common stock equivalent for basic EPS on an as if converted basis.

Three Months Ended September 30,	2001			2000
Basic EPS	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income available to Common Shareholders	$7,696	13,516	0.57	$7,523	13,628	$0.55
Diluted EPS
Dilutive stock options		265		-	129
Net income available to Common Shareholders	$7,696	13,781	0.56	$7,523	13,757	$0.55

Nine Months Ended September 30,	2001			2000
Basic EPS	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Net income available to Common Shareholders	$15,622	13,515	$1.16	$18,681	13,589	$1.37
Diluted EPS
Dilutive stock options		239		-	157
Net income available to Common Shareholders	$15,622	13,754	$1.14	$18,681	13,746	$1.36

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive are as follows:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Stock options	1,110	703	1,110	711

Note 5. Acquisitions and Other Openings

The following acquisitions were made in the first nine months of 2001:

  In January 2001, Lithia acquired the Johnson Chrysler/Jeep store in Anchorage, Alaska. The store had estimated 2000 revenues of approximately $35.0 million.

  In February 2001, Lithia acquired two stores in Pocatello, Idaho with the Honda, Dodge/Chrysler and Hyundai brands. The stores have estimated 2000 revenues of approximately $48.0 million.

  In July 2001, Lithia acquired Barton Cadillac in Spokane Washington. The franchise was added to Lithia Camp Chevrolet.

  In August 2001, Lithia acquired the Lanny Berg Chevrolet store in Caldwell, Idaho. The store has estimated 2001 revenues of $22.0 million.

  In September 2001, Lithia acquired Ted Tuffy Dodge in Sioux Falls, South Dakota, which has estimated 2001 revenues of approximately $35.0 million.

  In September 2001, Lithia acquired Seattle BMW in Seattle, Washington, which has estimated 2001 revenues of approximately $50 million.

The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations are not materially different from actual results of operations.

In addition to the above acquisitions, also in August 2001, Lithia completed the construction of and opened Lithia Dodge of Anchorage.

Note 6. Derivative Instruments and Hedging Activities

In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133" ("SFAS 138"). In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 137"). SFAS 137 is an amendment to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (collectively "the standards"). The standards require that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133, 137 and 138 are effective for fiscal years beginning after June 15, 2000. Lithia adopted the standards effective January 1, 2001. On that date, in accordance with the transition provisions of SFAS 133, the Company recorded a liability of $1.5 million and a corresponding, net-of-tax, cumulative-effect-type adjustment of $948,000 in accumulated other comprehensive income to recognize, at fair value, all derivatives that are designated as cash-flow hedging instruments.

Note 7. Comprehensive Income

Comprehensive income includes the fair value of cash flow hedging instruments that are reflected in shareholders' equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income	$7,696	$7,523	$15,622	$18,681
Unrealized gain on investments, net, subsequently realized	-	-	(15)	-
Cash flow hedges:
Cumulative effect of adoption of SFAS 133, net of tax effect of $594	-	-	(948)	-
Net derivative losses, net of tax effect of $787 and $1,181, respectively	(1,255)	-	(1,884)	-
Reclassification adjustment, net of tax effect of $(148) and $(305), respectively	233	-	484	-
Total comprehensive income	$6,674	$7,523	$13,259	$18,681

Note 8. 2001 Stock Option Plan

At the Annual Meeting of Shareholders held on May 17, 2001, the shareholders approved the adoption of the 2001 Stock Option Plan and the reservation of 600,000 shares of the Company's Common Stock for issuance thereunder.

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

General

Lithia is a leading operator of automotive franchises and retailer of new and used vehicles and services. As of September 30, 2001, we offered 26 brands of new vehicles through 119 franchises in 61 stores in the western United States and over the Internet. We currently operate 15 stores in Oregon, 14 in California, 8 in Washington, 7 in Colorado, 7 in Idaho, 5 in Nevada, 3 in South Dakota and 2 in Alaska. Lithia sells new and used cars and light trucks; sells replacement parts; provides vehicle maintenance, warranty, paint and repair services; and arranges related financing and insurance for its automotive customers.

The following table sets forth selected condensed financial data for the Company, expressed as a percentage of total revenues for the periods indicated below.

Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Statement of Operations Data:
Revenues:
New vehicles	52.5%	54.9%	51.8%	54.4%
Used vehicles	31.8	29.1	31.7	29.0
Service, body and parts	10.2	9.6	10.2	9.7
Other	5.5	6.4	6.3	6.9
Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	16.9	16.0	16.5	16.0
Selling, general and administrative	12.7	11.5	12.8	11.7
Depreciation and amortization	0.5	0.4	0.5	0.4
Income from operations	3.8	4.1	3.2	3.9
Floorplan interest expense	0.7	1.2	0.9	1.1
Other interest expense	0.3	0.3	0.4	0.4
Other income (expense), net	(0.1)	0.1	0.0	0.1
Income before tax	2.7	2.7	1.9	2.5
Income tax expense	1.0	1.0	0.7	1.0
Net income	1.6%	1.7%	1.2%	1.5%

Results of Operations

	Three Months Ended September 30,		Increase	% Increase
	2001	2000	(Decrease)	(Decrease)
Revenues:
New vehicle sales	$247,487	$243,169	$4,318	1.8%
Used vehicle sales	149,795	128,960	20,835	16.2
Service, body and parts	47,884	42,333	5,551	13.1
Other revenues	26,152	28,604	(2,452)	(8.6)
Total revenues	471,318	443,066	28,252	6.4
Cost of sales	391,450	372,146	19,304	5.2
Gross profit	79,868	70,920	8,948	12.6
Selling, general and administrative	59,696	51,041	8,655	17.0
Depreciation and amortization	2,372	1,932	440	22.8
Income from operations	17,800	17,947	(147)	(0.8)
Floorplan interest expense	(3,390)	(5,321)	(1,931)	(36.3)
Other interest expense	(1,608)	(1,271)	(337)	(26.5)
Other, net	(241)	451	(692)	(153.4)
Income before income taxes	12,561	11,806	755	6.4
Income tax expense	4,865	4,283	582	13.6
Net income	$7,696	$ 7,523	$173	2.3%

New units sold	10,072	10,222	(150)	(1.5)%
Average selling price	$24,572	$23,789	$783	3.3%
Used units sold	9,825	8,320	1,505	18.1%
Average selling price	$13,005	$13,068	$(63)	(0.5)%
Used units sold - wholesale	4,833	4,606	227	4.9%
Average selling price	$4,557	$4,393	$164	3.7%

	Nine Months Ended September 30,		Increase	% Increase
	2001	2000	(Decrease)	(Decrease)
Revenues:
New vehicle sales	$701,095	$683,217	$17,878	2.6%
Used vehicle sales	428,777	364,935	63,842	17.5
Service, body and parts	138,540	121,266	17,274	14.2
Other revenues	85,107	87,102	(1,995)	(2.3)
Total revenues	1,353,519	1,256,520	96,999	7.7
Cost of sales	1,129,544	1,055,552	73,992	7.0
Gross profit	223,975	200,968	23,007	11.4
Selling, general and administrative	173,517	146,770	26,747	18.2
Depreciation and amortization	6,813	5,539	1,274	23.0
Income from operations	43,645	48,659	(5,014)	(10.3)
Floorplan interest expense	(11,877)	(13,894)	(2,017)	(14.5)
Other interest expense	(5,953)	(4,928)	1,025	20.8
Other, net	(365)	884	(1,249)	(141.3)
Income before income taxes	25,450	30,721	(5,271)	(17.2)
Income tax expense	9,828	12,040	(2,212)	(18.4)
Net income	$15,622	$ 18,681	$(3,059)	(16.4)%

New units sold	28,576	28,555	21	0.1%
Average selling price	$24,534	$23,926	$608	2.5%
Used units sold	27,798	23,453	4,345	18.5%
Average selling price	$13,118	$13,161	$(43)	(0.3)%
Used units sold - wholesale	13,881	12,637	1,244	9.8%
Average selling price	$4,619	$4,452	$167	3.8%

Revenues. Total revenues increased 6.4% and 7.7%, respectively, for the three and nine month periods ended September 30, 2001 compared to the same periods of the prior year. These revenues represent record levels for the Company. Same store retail sales decreased 6.7% in the three month period ended September 30, 2001 compared to the same quarter of 2000 and decreased 4.7% in the nine month period ended September 30, 2001 compared to the same period of 2000 due primarily to a slower new vehicle sales environment.

Gross Profit. Gross profit increased primarily due to increased total revenues and increased used vehicle and service, body and parts revenues as a percentage of total revenues. Gross margin expansion is common in the auto retailing industry as new vehicle sales slow. Gross profit margins achieved in the three and nine month periods ended September 30, 2001 and 2000, respectively, were as follows:
	Lithia Q3 2001	Lithia Q3 2000	Lithia Margin Change
New vehicles	9.4%	8.7%	70bp
Retail used vehicles	12.6%	13.3%	(70)bp
Service and parts	46.7%	45.0%	170bp
Overall	16.9%	16.0%	90bp

	Lithia YTD 2001	Lithia YTD 2000	Lithia Margin Change
New vehicles	9.0%	8.9%	10bp
Retail used vehicles	12.8%	13.6%	(80)bp
Service and parts	46.1%	45.2%	90bp
Overall	16.5%	16.0%	50bp

*bp stands for basis point (ten basis points equals one-tenth of one percent)

The increases in the overall gross profit margin are primarily a result of shifts in mix to the more profitable used vehicle, service, body and parts and finance and insurance business lines.

Selling, General and Administrative Expense. Selling, general and administrative ("SG&A") expense increased due primarily to increased selling, or variable, expense related to the increase in revenues and the number of locations. As a percentage of revenue, SG&A expense increased in the three and nine month periods ended September 30, 2001 compared to the three and nine month periods ended September 30, 2000 due to a shift in mix to more parts and service business, which has a higher SG&A expense component, and continued investments in acquisition integration and operational support teams in preparation for continued growth.

Depreciation and Amortization. Depreciation and amortization expense increased primarily as a result of increased property and equipment and intangible assets related to acquisitions.

Income from Operations. Operating margins decreased 30 basis points, or three-tenths of one percent, and 70 basis points, or seven-tenths of one percent, respectively, in the three and nine month periods ended September 30, 2001 as compared to the same periods of 2000 due to the increased operating expenses as a percentage of revenue as discussed above, partially offset by higher gross margins as a percentage of revenue.

Floorplan Interest Expense. The decrease in floorplan interest expense is primarily due to recent decreases in the effective interest rates on the floating rate credit lines in conjunction with an overall decrease in the flooring debt outstanding. Lithia has also been able to decrease its inventory levels despite the acquisition of several dealerships during 2001.

Other Interest Expense. The increase in other interest expense is due to higher debt levels as a result of acquisitions, offset in part by lower interest rates.

Income Tax Expense. Lithia's effective tax rate declined to 38.6 percent in the first nine months of 2001 from 39.2 percent in the first nine months of 2000 as a result of an increasing mix of asset acquisitions compared to corporate acquisitions, which resulted in an increased weighting of deductible goodwill, as well as an increase in the mix of states with lower or no state income taxes.

Net Income. Net income increased to $7.7 million, a 2.3% increase, for the quarter ended September 30, 2001 compared to the same quarter of the prior year. This net income was a record quarterly net income for the Company.

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

Toyota Financial Services, Chrysler Financial Corporation and General Motors Acceptance Corporation have agreed to floor all of Lithia's new vehicles for their respective brands with Ford Credit serving as the primary lender for all other brands.

The lines with Ford Credit are cross-collateralized and are secured by inventory, accounts receivable, intangible assets and equipment. The mortgage line is secured by related property. The other new vehicle lines are secured by new vehicle inventory of the relevant stores.

The Ford Credit facilities contain financial covenants requiring Lithia to maintain compliance with, among other things, specified ratios of (i) total debt to tangible base capital; (ii) total adjusted debt to tangible base capital; (iii) current ratio; (iv) fixed charge coverage; and (v) net cash. The Ford Credit facilities also preclude the payment of cash dividends without the prior consent of Ford Credit. Lithia was in compliance with all such covenants at September 30, 2001.

Lithia also has a real estate line of credit with Toyota Financial Services totaling $18.0 million, which expires July 2, 2006. This line of credit is secured by the real estate financed under this line of credit.

In addition, U.S. Bank N.A. has extended a $27.5 million revolving line of credit for leased vehicles and equipment purchases, which expires December 31, 2002.

Interest rates on all of the above facilities ranged from 4.09% to 5.34% at September 30, 2001. Amounts outstanding on the lines at September 30, 2001 were as follows (in thousands):
New and Program Vehicle Lines	$242,705
Used Vehicle Line	60,000
Acquisition Line	8,000
Real Estate Lines	8,610
Equipment/Leased Vehicle Line	27,500
$346,815

At September 30, 2001, Lithia had capital commitments of approximately $10.5 million for the construction of five new store facilities and two additions to existing facilities, of which $6.4 million is anticipated to be incurred through the end of 2001 and the balance in 2002. Approximately $5.8 million has already been paid for these commitments from available cash balances. Lithia expects to pay for the construction out of existing cash balances until completion of the projects, at which time Lithia anticipates securing long-term financing and general borrowings from third party lenders for 85% to 100% of the amounts expended.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No. 142 effective January 1, 2002. Furthermore, goodwill and intangible assets determined to have an indeterminable useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized and tested for impairment in accordance with the appropriate pre-SFAS No. 142 accounting requirements prior to the adoption of SFAS No. 142.

SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company does not anticipate reclassifying any intangibles to intangibles with determinable useful lives. For intangible assets identified as having indefinite useful lives, the Company will be required to test them for impairment in accordance with the provisions of SFAS No. 142 within the first interim period and recognize any impairment losses as the cumulative effect of a change in accounting principle in the first interim period. Lithia does not anticipate incurring any impairment loss charges upon adoption of SFAS No. 142.

Lithia does not expect that the adoption of SFAS 141 will have a significant impact on the financial condition or results of operations of the Company. As of September 30, 2001, Lithia expects a reduction in annual amortization expense of approximately $3.7 million in 2002 upon adoption of SFAS No. 142.

See also Note 6. Derivative Instruments and Hedging Activities in Notes to Consolidated Financial Statements above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

Lithia has variable rate floor plan notes payable and other credit line borrowings that subject it to market risk exposure. At September 30, 2001, Lithia had $346.8 million outstanding under such facilities at interest rates ranging from 4.09% to 5.34% per annum. A 10% increase in interest rates would increase interest expense by approximately $212,000, net of tax, for the remaining three months of 2001 based on amounts outstanding on the lines of credit at September 30, 2001.

Cash Flow Hedging

Objectives and Context

Lithia uses variable-rate debt to finance its new and program vehicle inventory ("flooring debt"). The interest rate on the hedged flooring debt is tied to the one month LIBOR. These debt obligations therefore expose the Company to variability in interest payments due to changes in the one month LIBOR. The flooring debt is based on open-ended lines of credit tied to each individual store from the various manufacturer finance companies. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

Management believes it is prudent to limit the variability of a portion of its interest payments. To achieve this objective, Lithia currently has hedged approximately 16.5% of its flooring debt.

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

Lithia earns interest on both of the $25 million interest rate swaps at the one month LIBOR rate adjusted on the first and sixteenth of every month and is obligated to pay interest at the fixed rate set for each swap (6.88% or 6.47% per annum) on the same amount. The difference between interest earned and the interest obligation accrued is received or paid each month and is recorded in the statement of operations as flooring interest expense. The one month LIBOR rate at September 30, 2001 was 2.63% per annum.

Lithia does not enter into derivative instruments for any purpose other than to manage its interest rate exposure. That is, Lithia does not speculate using derivative instruments.

The fair value of interest rate swap agreements and the amount of hedging losses deferred on interest rate swaps was $3.8 million at September 30, 2001. Changes in the fair value of the interest rate swaps are reported, net of related income taxes, in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the flooring debt affects earnings. Because the critical terms of the interest rate swap and the underlying debt obligation are the same, there was no ineffectiveness recorded in interest expense.

Incremental interest expense incurred as a result of the interest rate swaps was $381,000 and $789,000, respectively, for the three and nine month periods ended September 30, 2001. Interest expense savings on un-hedged debt as a result of decreasing interest rates from December 31, 2000 through September 30, 2001 was approximately $3.8 million.

At current interest rates, Lithia estimates that it will incur additional interest expense of $510,000 related to its interest rate swaps during the last quarter of 2001. Lithia expects to save approximately $2.0 million on its un-hedged debt during the last quarter of 2001 due to lower interest rates, assuming debt levels and interest rates consistent with those at September 30, 2001 compared to December 31, 2000.

Risk Management Policies

Lithia assesses interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

Lithia maintains risk management control systems to monitor interest rate cash flow attributable to both the Company's outstanding or forecasted debt obligations as well as the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on the Company's future cash flows.

As of September 30, 2001, approximately 77% of Lithia's total debt outstanding was subject to un-hedged variable rates of interest. As a result, recent interest rate declines have resulted in a net reduction of Lithia's interest expense compared to what it would have been at similar debt levels with interest rates unchanged. The Company intends to continue to gradually hedge its interest rate exposure if market rates continue to decline.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

The exhibits filed as a part of this report are listed below and this list constitutes the exhibit index.

10.1 $18.0 million revolving note dated July 2, 2001 between Toyota Motor Credit Corporation and Lithia Real Estate, Inc.

b. Reports on Form 8-K

There were two reports on Form 8-K filed during the quarter ended September 30, 2001 as follows:

  Report dated July 25, 2001 under Item 9. Regulation FD, related to the issuance of a press release with respect to the Company's second quarter 2001 earnings.

  Report dated August 3, 2001 under Item 9. Regulation FD, related to the issuance of a press release with respect to earnings per share guidance for fiscal 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2001		LITHIA MOTORS, INC.
	By:	/s/ SIDNEY B. DEBOER
Sidney B. DeBoer Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

	By:	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)