Form 10-K/A
period 2000-12-31
LITHIA MOTORS INC
filed 2002-01-17
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A

____________________

[X] AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

___________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $46,385,756 as of February 28, 2001 based upon the last sales price ($13.23) as reported by the New York Stock Exchange.

The number of shares outstanding of the Registrant's Common Stock as of February 28, 2001 was: Class A: 8,448,213 shares and Class B: 4,087,000 shares.

The number of shares outstanding of the Registrant Preferred Stock as of February 28, 2001 was: Series M 2002: 10,360 shares and Series M 2003: 4,499 shares.

LITHIA MOTORS, INC.

2000 FORM 10-K/A

The registrant is filing this amendment for the sole purpose of including in its Annual Report on Form 10-K for the year ended December 31, 2000, the Part III information previously included in its 2001 Proxy Statement. The registrant mailed the Proxy Statement to shareholders on April 23, 2001, but failed to timely file it with the SEC within the required 120 day time period, precluding incorporation by reference of the Part III information.
		Page
	PART III
Item 10.	Directors and Executive Officers of the Registrant	2
Item 11.	Executive Compensation	5
Item 12.	Security Ownership of Certain Beneficial Owners and Management	7
Item 13.	Certain Relationships and Related Transactions	10

PART III

Item 10. Directors and Executive Officers of the Registrant

DIRECTORS

The Company's bylaws provide for not less than two and not more than seven directors. The Board of Directors has currently established the number of directors at seven. Directors are elected by the shareholders at the Company's annual meeting and serve until the next annual meeting or until their successors are elected and qualified. The following persons currently serve as directors of the Company:

Name	Age	Has Been a Director Since
Sidney B. DeBoer	57	1968
Thomas Becker	49	1997
R. Bradford Gray	49	1997
M. L. Dick Heimann	57	1970
W. Douglas Moreland	52	1999
Gerald F. Taylor	60	2000
William J. Young	58	1997

Sidney B. DeBoer. Mr. DeBoer has served as the Chairman, Chief Executive Officer and Secretary of the Company since 1968. He also is a member of various automobile industry organizations, including the President's Club of the National Automobile Dealers Association, Oregon Auto Dealers Association, Medford New Car Dealers Association, Chrysler Dealer Council, Toyota Dealer Council and Honda Dealer Council. Mr. DeBoer has earned several awards including the Time Magazine Quality Dealer Award in 1997, the Sports Illustrated All-Star Dealer Award in 1990 and various Medford Chamber of Commerce Awards in 1986, 1991, 1993 and 1998. Mr. DeBoer is active with several community and charitable organizations, including Oregon Community Foundation, Oregon Shakespeare Festival, Ashland Community Hospital and Rogue Valley Medical Center Foundation.

Thomas Becker. Mr. Becker became a Director of the Company in March 1997. Mr. Becker is the Executive Director of Pacific Retirement Services, Inc. and Rogue Valley Manor in Medford, Oregon. Pacific Retirement Services, Inc. is the parent corporation of a number of retirement centers and related operations in Oregon, California and Texas. Mr. Becker began his career with Rogue Valley Manor in January 1978. Mr. Becker holds a Bachelor of Science degree from the University of Oregon.

R. Bradford Gray. Mr. Gray has served as Executive Vice President of the Company since 1996 and became a Director of the Company in 1997. From 1981 to 1995, he served in various capacities with the Company, including as General Manager of the Company's Grants Pass (1991-1995) and Lithia Dodge (1989-1991) dealerships. Since 1975, Mr. Gray has held various positions in the automobile sales industry, including sales representative, sales manager and general manager.

M.L. Dick Heimann. Mr. Heimann has served as the Chief Operating Officer and Director of the Company since 1970 and was appointed President in 1997. Prior to joining the Company, he served as a district manager of Chrysler Corporation from 1967 to 1970. He is a member of various automobile industry organizations including the Oregon Auto Dealers Association, the Jeep Dealer Council and the Medford New Car Dealers Association, for which he has previously served as president. Mr. Heimann is a graduate of University of Colorado with a Bachelor of Science degree in Biology and Languages.

W. Douglas Moreland. Mr. Moreland became a Director and joined the Company as Regional Vice President - Intermountain Region in May 1999 when Lithia acquired the Moreland Automotive Group. In March 2000, Mr. Moreland was promoted to Senior Vice President, Regional Operations - Colorado. Prior to joining the Company, Mr. Moreland was the owner of Moreland Automotive Group. Mr. Moreland began his auto retailing career in 1969 and became a primary dealer and owner in January 1980.

Gerald F. Taylor. Mr. Taylor became a Director of the Company in April 2000. Mr. Taylor served in the position of Senior Vice President and CFO of Applied Materials, Inc., a manufacturer of semi-conductor equipment, from 1984 until 1998. Mr. Taylor currently serves as a senior advisor to the CEO of Applied Materials, Inc., and is a member of the Board of Directors of Electro Scientific Industries, Inc., WebTrax, Inc. (a private company) and MicroBar, Inc. (a private company).

William J. Young. Mr. Young became a Director of the Company in March 1997. Mr. Young is the Chairman of the Board, President and Chief Executive Officer of ARC Capital, a holding company with three wholly-owned subsidiaries operating in the machine vision industry. Mr. Young has been with ARC Capital since 1994. Prior to 1994, Mr. Young served with Volkswagen of America ("VOA") for 18 years, most recently as President and Chief Executive Officer. During his tenure as President and CEO of VOA, Mr. Young also served as President of V-Crest Systems, Inc. ("VCI"), a computer services company serving 1,200 auto dealer agencies, and director of VCI, Inc., a $2 billion financial services company.

EXECUTIVE OFFICERS

The following table identifies the current executive officers of the Company, the positions they hold, and the year in which they began serving in their respective capacities. Officers of the Company are elected by the Board of Directors to hold office until their successors are elected and qualified.

Name	Age	Current Position(s) with Company	With Company Since
Sidney B. DeBoer	57	Chairman, Chief Executive Officer and Secretary	1968
M. L. Dick Heimann	57	President, Chief Operating Officer and Director	1970
R. Bradford Gray	49	Executive Vice President and Director	1981
Bryan B. DeBoer	34	Senior Vice President, Mergers and Acquisitions/ Operations	1989
Don Jones, Jr.	38	Senior Vice President, Retail Operations	1989
Jeffrey B. DeBoer	36	Senior Vice President and Chief Financial Officer	1997
W. Douglas Moreland	52	Senior Vice President, Regional Operations-Colorado	1999

Information on the business backgrounds of Sidney B. DeBoer, M. L. Dick Heimann, R. Bradford Gray and W. Douglas Moreland is provided under "Directors" above.

Bryan B. DeBoer. Mr. DeBoer joined Lithia in 1989 working in various capacities including General Manager of certain dealerships, Finance Manager and General Sales Manager. In 1996, Mr. DeBoer began serving on the acquisition team and was promoted to Vice President, Acquisitions in 1997. In March 2000, Mr. DeBoer was promoted to Senior Vice President, Mergers and Acquisitions/Operations. Mr. DeBoer has a B.S. degree from Southern Oregon University. Mr. DeBoer also graduated from the National Auto Dealers Association Dealer Academy in 1990, where he was trained in all operational aspects of auto retailing.

Don Jones, Jr. Mr. Jones joined Lithia in 1989 as a General Sales Manager after 13 years of auto retailing experience outside of Lithia. Mr. Jones has held various other positions including General Manager, Executive Manager and Regional Manager. In 1997, Mr. Jones was promoted to Vice President, Operations and In March 2000, he was promoted to Senior Vice President of Retail Operations. Mr. Jones holds degrees from Menlo College in Atherton, California and the University of Oregon.

Jeffrey B. DeBoer. Mr. DeBoer, the son of Sidney DeBoer, joined Lithia in March 1997 as Vice President, Finance and Investor relations. In March 2000, Mr. DeBoer was promoted to Senior Vice President and Chief Financial Officer. Prior to joining Lithia, Mr. DeBoer was an equity analyst and sector fund manager at Fidelity Investments Japan from 1994 to 1997 and a Credit Officer at Fuji Bank, Ltd., in Tokyo, Japan from 1988 to 1992. Mr. DeBoer holds an undergraduate degree from Pomona College and an M.B.A. degree with a specialty in finance and investment management from London Business School. Mr. DeBoer also attended the National Auto Dealers Association Dealer Academy in 1998, where he was trained in all operational aspects of auto retailing.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the executive officers and directors of the Company and all persons who own more than ten percent of the outstanding shares of the Common Stock of the Company (referred to as the "ten percent shareholders") to file with the Securities and Exchange Commission and the New York Stock Exchange initial reports of beneficial ownership and all subsequent changes in beneficial ownership of the Common Stock and other equity securities of the Company. Based solely on review of the copies of the forms provided to the Company and the representations by the executive officers, directors and ten percent shareholders, the Company believes, to the best of its knowledge, that all Section 16(a) filing requirements were met for the fiscal year ending December 31, 2000.

Item 11. Executive Compensation

Summary of Cash and Certain Other Compensation

The following table shows compensation paid to the Chief Executive Officer and the top four other executive officers during 2000 who had total compensation during 2000 exceeding $100,000 (the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

					Long-Term Comp. Awards
		Annual Compensation
				Other Annual Compensation (B)	Securities Underlying Options (#)
Name and Principal Position	Year	Salary	Bonus (A)
Sidney B. DeBoer	2000	$418,000	$ 6,000	$8,264	87,282
Chairman, Chief Execu-	1999	372,000	349,459	8,868	12,000
tive Officer and Secretary	1998	371,700	77,000	9,809	12,000

M. L. Dick Heimann	2000	334,500	6,000	525	87,282
President, Chief Operat-	1999	300,000	320,500	6,774	12,000
ing Officer and Director	1998	298,875	51,000	4,456	12,000

R. Bradford Gray	2000	287,000	6,000	6,993	40,000
Executive Vice President	1999	264,000	277,500	8,240	8,000
And Director	1998	263,000	48,660	6,617	8,000

Don Jones, Jr.	2000	239,000	1,000	5,757	32,000
Senior Vice President,	1999	215,000	219,500	3,488	4,000
Retail Operations	1998	203,000	40,900	4,956	5,935

Bryan B. DeBoer	2000	237,415	1,000	8,990	32,000
Senior Vice President,	1999	190,000	228,500	9,357	4,000
Mergers and Acquisitions/	1998	174,000	30,900	7,028	4,000
Operations

_______________

    Includes a "years of service bonus" totaling between $900 and $1,000 in 1998 for each of the Named Executive Officers, $3,500 in 1999 for each of the Named Executive Officers and $1,000 in 2000 for each of the Named Executive Officers. All full-time employees are entitled to an annual "years of service bonus" for each year of employment (maximum of ten years) for undergoing a physical and other health counseling.
    Includes an automobile allowance and Company contributions to employees' 401(k) account.

Stock Option Grants

The following table contains information concerning the grant of stock options under the Company's 1996 Stock Incentive Plan (the "Plan") to the Named Executive Officers in 2000.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable Value At Assumed Annual Rates of Stock Price Appreciation for Option Term (H)
	Individual Grants (A)
	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal Year
			Exercise Price ($/Sh.)	Expiration Date
Name					5%	10%
Sidney B. DeBoer	16,000 (A)	2.26%	$ 1.00	12/26/10	$291,861	$474,217
	31,788 (B)	4.49	11.81	12/26/10	236,147	598,444
	7,494 (C)	1.06	12.99	12/26/05	15,605	45,191
	22,010 (D)	3.11	16.75	01/06/10	231,853	587,561
	9,990 (E)	1.41	18.43	01/06/05	29,448	85,375

M. L. Dick Heimann	16,000 (A)	2.26%	$ 1.00	12/26/10	$291,861	$474,217
	31,788 (B)	4.49	11.81	12/26/10	236,147	598,444
	7,494 (C)	1.06	12.99	12/26/05	15,605	45,191
	22,010 (D)	3.11	16.75	01/06/10	231,853	587,561
	9,990 (E)	1.41	18.43	01/06/05	29,448	85,375

R. Bradford Gray	12,000 (A)	1.69%	$1.00	12/26/10	$218,896	$355,663
	28,000 (F)	3.95	16.75	01/06/10	294,952	747,465

Don Jones, Jr.	8,000 (A)	1.13%	$1.00	12/26/10	$145,931	$237,109
	24,000 (G)	3.39	16.75	01/06/10	252,816	640,684

Bryan DeBoer	8,000 (A)	1.13%	$1.00	12/26/10	$145,931	$237,109
	24,000 (G)	3.39	16.75	01/06/10	252,816	640,684

_______________

  Such options expire ten years from the date of grant and vest 100% five years from the date of grant.
  Such options expire ten years from date of grant and vest as follows: 8,360 immediately; 2,108 two years from the date of grant; 10,565 three years from the date of grant; and 10,755 four years from the date of grant.
  Such options vest 100% on the date of grant and expire five years from the date of grant.
  Such options expire ten years from the date of grant and vest as follows: 13,627 one year from the date of grant and 8,383 two years from the date of grant.
  Such options expire five years from the date of grant and vest as follows: 4,745 three years from the date of grant and 5,245 four years from the date of grant.
  Such options expire ten years from the date of grant and vest as follows: 3,498 one year from the date of grant; 4,894 two years from the date of grant; 4,055 three years from the date of grant; 4,055 four years from the date of grant; and 8,000 five years from the date of grant.
  Such options expire ten years from the date of grant and vest as follows: 4,000 on each of the first through fourth anniversaries of the grant date and 8,000 five years from the date of grant.
  These calculations are based on certain assumed annual rates of appreciation as prescribed by rules adopted by the Securities and Exchange Commission requiring additional disclosure regarding executive compensation. Under these rules, an assumption is made that the shares underlying the stock options shown in this table could appreciate at rates of 5% and 10% per annum on a compounded basis over the term of the stock options. Actual gains, if any, on stock option exercises are dependent on the future performance of the Company's Common Stock and overall stock market conditions. There can be no assurance that amounts reflected in this table will be achieved, or may not be exceeded.

Option Exercises and Holdings

The following table provides information concerning the exercise of options during 2000 and unexercised options held as of the end of the fiscal year, with respect to the Named Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

	Number of Shares Acquired On Exercise		Number of Securities Underlying Unexercised Options At FY-End (#)		Value of Unexercised In-The-Money Options At FY-End (A)
		Value Realized
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Sidney B. DeBoer	20,681	$213,749	28,873	83,864	$13,540	$205,969

M. L. Dick Heimann	58,500	587,978	31,054	83,864	38,485	205,969

R. Bradford Gray	20,550	220,462	40,075	66,784	349,099	272,901

Don Jones, Jr.	12,330	132,277	8,179	45,612	85,237	147,378

Bryan DeBoer	6,330	67,909	9,274	44,401	89,674	133,526

_______________

  Market value of the underlying securities at December 31, 2000 ($12.4375 per share), minus exercise price of the unexercised options.

Employment Agreements

The Company entered into an employment agreement with Mr. Moreland dated May 14, 1999. The agreement is for a term of three years and provides for an initial annual base salary of $180,000, plus an incentive bonus based on the annual increase in profits of the dealerships under his direction. The Company may terminate employment of Mr. Moreland within the three year term with or without cause. If terminated for cause, Mr. Moreland shall receive his salary and bonus earned through the date of termination. If terminated without cause, Mr. Moreland shall receive the greater of six months salary or one-half of the salary due for the remaining term of the contract, and his incentive bonus due for the remaining term of the contract.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 30, 2001, certain information with respect to ownership of the Company's Common Stock and Series M Preferred Stock of (i) each Director, (ii) the "Named Executive Officers" (as defined under "Executive Compensation"), (iii) all persons known by the Company to be beneficial owners of more than 5 percent of its Common Stock, and (iv) all executive officers and Directors as a group.

		Number of Shares (A) (B) (E)	Percent of Shares Outstanding
Shareholder
Lithia Holding Company, LLC (C) (D)	Class B	4,087,000	100%

Sidney B. DeBoer (C) (D) (F)	Class A	129,015	1.5%
	Class B	4,087,000	100%

W. Douglas Moreland (C) (G)	Class A	1,288,848	15.2%
	Series M	12,020	80.9%

Fidelity Management and Research Corp. (H)	Class A	1,189,250	14.1%
82 Devonshire Street
Boston, Massachusetts 02109

Capital Guardian Trust Company (I)	Class A	775,700	9.2%
333 South Hope Street, 55th Floor
Los Angeles, CA 90071

J.P. Morgan & Co. Incorporated (J)	Class A	528,325	6.3%
60 Wall Street
New York, NY 10260

Wellington Management Company, LLP (K)	Class A	526,700	6.2%
75 State Street
Boston, Massachusetts 02109

M. L. Dick Heimann (D) (L)	Class A	169,654	2.0%

R. Bradford Gray (D)	Class A	77,823	*

Don Jones, Jr. (M)	Class A	37,873	*

Bryan B. DeBoer	Class A	25,714	*

Thomas Becker (N)	Class A	14,200	*

Gerald F. Taylor	Class A	11,000	*

William J. Young	Class A	4,000	*

All current executive officers and directors as a	Class A	1,780,172	20.5%
group (10 persons) (O)	Class B	4,087,000	100%
	Series M	12,020	80.9%

_______________

*Less than one percent

  Applicable percentage of ownership is based on 8,448,213 shares of Class A Common Stock outstanding, 4,087,000 shares of Class B Common Stock outstanding and 14,859 shares of Series M Preferred Stock outstanding as of March 30, 2001, together with applicable options for such shareholders. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes voting and investment power with respect to shares. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days after March 30, 2001 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage of any other person.

  The Class A Common Stock is entitled to one vote per share, the Class B Common Stock is entitled to 10 votes per share and is convertible into Class A Common Stock on a share for share basis at the option of the holder thereof or under certain other circumstances and the Series M Preferred Stock is entitled to 54.30 votes per share.

  Such person can be reached c/o 360 E. Jackson Street, Medford, Oregon 97501.

  Lithia Holding's members are Sidney DeBoer (1.16%), DeBoer Family LLC (50.3%), Heimann Family LLC (35.07%), Mr. Gray (7.04%), DeBoer Insurance, L.L.C. (4.61%) and Sid and Karen DeBoer Foundation (1.43%). Sidney DeBoer, as the manager of Lithia Holding and pursuant to the terms of its operating agreement, has the sole voting and investment power with respect to all of the Class B Common Stock. DeBoer Family LLC is managed by Sidney B. DeBoer, Trustee of the Sidney B. DeBoer Trust. DeBoer Insurance, L.L.C. is owned by Mr. DeBoer's adult children. Mr. Heimann is the manager of the Heimann Family LLC.

  Includes shares subject to options exercisable within 60 days of March 30, 2001 as follows:

Name	Number of Options
Sidney B. DeBoer	48,009
W. Douglas Moreland	18,512
M. L. Dick Heimann	50,190
R. Bradford Gray	57,273
Don Jones, Jr.	16,289
Bryan B. DeBoer	17,384
Thomas Becker	4,000
Gerald F. Taylor	1,000
William Young	4,000
All current executive officers and directors as a group	233,238

  Includes 10,325 Class A shares held in Mr. DeBoer's 401(k) account.

  1,260,336 of the Class A Shares and all of the Series M shares beneficially owned by Mr. Moreland are held by several limited partnerships of which Mr. Moreland and his wife are the limited partners and Mr. Moreland is the President of the corporate general partner of each of the partnerships.

  Based solely on information as of December 31, 2000 provided on Schedule 13G filed with the Securities and Exchange Commission by FMR Corp. ("FMR"). FMR is the parent holding company of Fidelity Management Trust Company, which has beneficial ownership of 848,000 of the reported shares. FMR has sole voting power with respect to 859,400 shares and sole dispositive power with respect to all 1,189,250 shares.

  Based solely on information as of December 31, 2000 provided on Schedule 13G filed with the Securities and Exchange Commission by Capital Guardian Trust Company ("Capital Guardian"). Capital Guardian serves as an investment manager for several institutional customers. Capital Guardian has sole voting power with respect to 402,500 shares and sole dispositive power with respect to all 775,700 shares.

  Based solely on information as of December 31, 2000 provided on Schedule 13G filed with the Securities and Exchange Commission by J. P. Morgan & Co. Incorporated ("J. P. Morgan"). J.P. Morgan has sole voting power with respect to 524,825 shares and sole dispositive power with respect to all 528,325 shares.

  Based solely on information as of December 31, 2000 provided on Schedule 13G filed with the Securities and Exchange Commission by Wellington Management Company, LLP ("WMC"). WMC has shared voting power with respect to 270,800 shares and shared dispositive power with respect to all 526,700 shares.

  Includes 15,964 shares held by Mr. Heimann's spouse.

  Includes 7,504 Class A shares held in Mr. Jones' 401(k) account.

  Includes 200 shares held in a custodial account for Mr. Becker's daughter.

  Class A includes 15,964 shares held by Mr. Heimann's spouse, 200 shares held in a custodial account for Mr. Becker's daughter, 10,325 shares held in Sidney DeBoer's 401(k) account and 7,504 shares held in Mr. Jones' 401(k) account.

Item 13. Certain Relationships and Related Transactions

During 2000, Lithia Real Estate, Inc. paid Mark DeBoer Construction, Inc. $6.8 million for remodeling certain of the Company's facilities. Mark DeBoer Construction is owned and operated by Mark DeBoer, son of Sidney B. DeBoer. This amount included $6.1 million paid for subcontractors and materials, $32,000 for permits, licenses, travel and various miscellaneous fees, and $624,000 for contractor fees. The Company believes the amount paid is fair in comparison with fees negotiated with independent third parties.

In May 1999, the Company purchased certain dealerships owned by W. Douglas Moreland for total consideration of approximately $66.0 million, at which time, Mr. Moreland became a member of the Company's Board of Directors. During 2000, in the normal course of business, these dealerships paid $2.8 million to other companies owned by Mr. Moreland for vehicles purchased and recourse paid to a financial lender. The Company also paid rental expense of $3.2 million in 2000 to other companies owned by Mr. Moreland.

The terms of the acquisition agreement with Mr. Moreland provided for additional consideration to be paid if the acquired entity results of operations exceeded certain targeted levels in 1999. Targeted levels were set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration was paid in cash and with shares of the Company's stock in the first quarter of 2000. Additional consideration totaled $18.0 million, including $9.0 million in cash, $4.5 million in Class A Common Stock and $4.5 million in stated value Series M Redeemable, Convertible Preferred Stock with a fair value of $2.7 million.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 17, 2002	By:	LITHIA MOTORS, INC. /s/ BRYAN B. DEBOER Bryan B. DeBoer Senior Vice President