Form 10-K
period 2001-12-31
LITHIA MOTORS INC
filed 2002-02-22
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended: December 31, 2001 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-21789

LITHIA MOTORS, INC.
(Exact name of registrant as specified in its charter)

Oregon	93-0572810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 E. Jackson Street, Medford, Oregon	97501
(Address of principal executive offices)	(Zip Code)

541-776-6899
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:
Class A Common Stock, without par value
Securities registered pursuant to Section 12(g) of the Act: None
(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]    No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  [   ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $80,334,250 as of February 14, 2002 based upon the last sales price ($19.15) as reported by the New York Stock Exchange for the Company’s Class A Common Stock.

The number of shares outstanding of the Registrant’s Common Stock as of February 14, 2002 was: Class A: 9,226,701 shares and Class B: 4,039,719 shares.

The number of shares outstanding of the Registrant’s Preferred Stock as of February 14, 2002 was: Series M 2003: 4,499 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2002 Annual Meeting of Shareholders.

PART I

Item 1. Business

Forward Looking Statements and Risk Factors

Some of the statements under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-K constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Exhibit 99 to this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We are a leading operator of automotive franchise stores in the western United States. We sell new and used cars, light trucks and sport utility vehicles. We also provide vehicle maintenance, warranty and repair services and arrange finance, extended warranty and insurance contracts for our customers. We achieve gross margins above industry averages by selling a higher ratio of retail used vehicles to new vehicles and by arranging finance and extended warranty contracts for a greater percentage of our customers. In 2001 we achieved a gross margin of 16.4% compared with the industry average of 13.1%. We currently offer 24 brands of new vehicles, through 123 franchises in 65 stores. Our core markets are concentrated in the fastest growing regions in the United States with 16 stores in Oregon, 11 in California, 10 in Washington, 7 in Colorado, 7 in Idaho, 5 in Nevada, 4 in Texas, 3 in South Dakota and 2 in Alaska. Over 65% of our stores are located in markets where our store does not compete directly with any other franchised dealer selling the same brand.

We were founded in 1946. Our two senior executives have managed the company for more than 30 years. Since our initial public offering in 1996, we have grown from 5 to 65 stores primarily through an aggressive acquisition program, increasing annual revenues from $143 million in 1996 to $1.87 billion in 2001. We have achieved five-year compounded annual growth rates through December 31, 2001 of 67% for revenues, 53% for net income and 25% for earnings per share, together with a 5.3% average same store sales increase.

The Industry

At approximately $1.0 trillion in annual sales, automotive retailing is the largest retail trade sector in the United States and comprises roughly 10% of the GDP. The industry is highly fragmented with the 100 largest automotive retailers generating approximately 16% of total industry revenues in 2000. The number of franchised stores has declined significantly since 1960 from more than 36,000 stores to approximately 22,000 in 2001. In the U.S., vehicles can be purchased from approximately 22,000 franchised dealers, 53,000 independent used vehicle dealers, or through casual (person to person) transactions. New vehicles can only be sold through automotive retail stores franchised by auto manufacturers. These franchise stores have designated trade territories under state franchise law protection, which limits the number of new stores that can be opened in any given area.

Consolidation is expected to continue as many smaller automotive retailers are now being forced to consider selling or joining forces with larger retailer groups, given the large capital requirements necessary to operate in today’s retail environment. With many owners reaching retirement age, often without clear succession plans, larger, well-capitalized automotive retailers provide an attractive exit strategy. We believe these factors, in conjunction with an uncertain economic forecast, provide an attractive environment for continuing consolidation.

Unlike other retailing segments, automotive manufacturers provide unparalleled support to the automotive retailer. Manufacturers often bear the burden of markdown risks on slow-moving inventory as they provide aggressive dealer incentives to clear aged inventory in order to free the inventory pipeline for new purchases. In addition, an automotive retailer’s net inventory investment is relatively small, given floorplan financing from manufacturers. Furthermore, manufacturers provide low-cost financing for working capital and acquisitions and credit to consumers to finance vehicle purchases, as well as pay retail prices to their dealers for servicing vehicles under manufacturers’ warranties.

Sales in the automotive sector are affected by general economic conditions including rates of employment, income growth, interest rates and general consumer sentiment. Since 1990, new vehicle revenues have grown at a 5.3% compound annual rate and used vehicles at a 4.7% compound annual rate. New and used unit sales, however, have increased at slower compound annual rates of 2.3% and 0.6%, respectively. Slower unit volume growth over this time period has been offset by rising prices associated with new vehicles as a result of a mix shift in the marketplace to the higher-priced light trucks and SUVs and the higher prices paid for later model used vehicles, which now comprise a growing portion of the used vehicle market. New vehicle sales usually decline during a weak economy; however, the higher margin service and parts business typically benefits in the same environment because consumers tend to keep their vehicles longer. Strong sales of new vehicles in recent years have provided a population of vehicles for future service and parts revenues. Automotive retailers benefit from their designation as an exclusive warranty and recall service provider of a manufacturer. For the typical manufacturer’s warranty, this provides an automotive retailer with a period of at least 3 years of repeat business for service covered by warranty. Extended warranties can add two or more years to this repeat servicing period.

Automotive retailers’ profitability varies widely and depends in part on product mix, effective management of inventory, marketing, quality control and responsiveness to customers. New vehicles account for an estimated 60% of industry revenues, but only 35% of gross profits.

The remaining 40% of revenues are derived from used vehicles sales (26%), service and parts (10%) and finance and insurance (4%), which combine to contribute 65% of the sector’s gross profits. Gross margins on new vehicles typically average approximately 8.5%, versus 11.3% for retail used vehicles. The difference is primarily a function of the non-comparability among used vehicles and lack of standardized pricing.

Automotive retailers have much lower fixed overhead costs than automobile manufacturers, parts suppliers and most specialty retailers. Variable and discretionary costs, such as sales commissions and personnel, advertising and inventory finance expenses, can be adjusted to match new vehicle sales. Variable and discretionary costs account for an estimated 60-65% of the industry’s total expenses. Moreover, an automotive retailer can enhance its profitability from sales of higher margin products and services. Gross margins for the parts and service business are significantly higher at approximately 46%, given the labor-intensive nature of the product category. Gross margins for finance and insurance are virtually 100%. These supplemental, high margin products and services provide substantial incremental revenue and net income, decreasing the reliance on the highly competitive new vehicle sales.

Store Operations

Each store is its own profit center and is managed by an experienced general manager who has primary responsibility for inventory, advertising, pricing and personnel. In order to provide additional support for improving performance, we make available to each store a team of specialists in new vehicle sales, used vehicle sales, finance and insurance, service and parts, and back-office administration. The following tables set forth information about our stores:

			Percent of
	Number of	Number of	Total Revenue
State	Stores	Franchises	in 2001

California	11	15	23%
Oregon	16	36	22 *
Colorado	7	15	18
Washington	10	16	13
Idaho	7	12	10
Nevada	5	8	7
South Dakota	3	3	5
Alaska	2	4	2
Texas	4	14	0 *

Total	65	123	100%

*	The Texas stores and one of the Oregon stores were acquired after December 31, 2001.

			Year Opened/
Location	Store	Franchises	Acquired

CALIFORNIA
Concord	Lithia Dodge of Concord	Dodge, Dodge Truck	1997
	Lithia Ford of Concord	Ford	1997
	Lithia Volkswagen of Concord	Volkswagen	1997
Fresno	Lithia Ford of Fresno	Ford	1997
	Lithia Hyundai of Fresno	Hyundai	1998
	Lithia Mazda Suzuki of Fresno	Mazda, Suzuki	1997
	Lithia Nissan of Fresno	Nissan	1998
Napa	Lithia Ford Lincoln Mercury of Napa	Ford, Lincoln, Mercury	1997
Redding	Lithia Chevrolet of Redding	Chevrolet	1998
	Lithia Toyota of Redding	Toyota	1998
Vacaville	Lithia Toyota of Vacaville	Toyota	1996

OREGON
Eugene	Lithia Dodge of Eugene	Dodge, Dodge Truck	1996
	Lithia Nissan of Eugene	Nissan	1998
	Saturn of Eugene	Saturn	2000
Grants Pass	Lithia’s Grants Pass Auto Center	Dodge, Dodge Truck, Chrysler, Jeep	Pre-IPO
Klamath Falls	Lithia Klamath Falls Auto Center	Toyota, Dodge, Dodge Truck, Chrysler, Jeep	1999
Medford	Lithia Dodge Chrysler Jeep	Dodge, Dodge Truck, Chrysler, Jeep	Pre-IPO
	Lithia Honda	Honda	Pre-IPO
	Lithia Lincoln Mercury Suzuki Mazda	Lincoln, Mercury, Mazda, Suzuki	Pre-IPO
	Lithia Nissan BMW	Nissan, BMW	1998
	Lithia Toyota	Toyota	Pre-IPO (1)
	Lithia Volkswagen	Volkswagen	Pre-IPO (2)
	Saturn of Southwest Oregon	Saturn	Pre-IPO
Oregon City (Portland)	Lithia Subaru of Oregon City	Subaru	2002
Roseburg	Lithia Ford Lincoln Mercury of Roseburg	Ford, Lincoln, Mercury	1999
	Lithia Dodge Chrysler Jeep of Roseburg	Dodge, Dodge Truck, Chrysler, Jeep	1999
Springfield (Eugene)	Lithia Toyota of Springfield	Toyota	1998

COLORADO
Aurora (Denver)	Lithia Cherry Creek Dodge	Dodge, Dodge Truck	1999
	Lithia Colorado Chrysler Kia	Chrysler, Kia	1999
	Lithia Colorado Jeep	Jeep	1999
Colorado Springs	Lithia Colorado Springs Jeep Chrysler	Jeep, Chrysler	1999
Englewood (Denver)	Lithia Centennial Chrysler Jeep	Chrysler, Jeep	1999
	Lithia Cherry Creek Kia	Kia	1999
Fort Collins	Lithia Foothills Chrysler Hyundai	Dodge, Dodge Truck, Chrysler, Hyundai, Jeep	1999

WASHINGTON
Bellevue (Seattle)	Chevrolet of Bellevue	Chevrolet	2001
Issaquah (Seattle)	Chevrolet of Issaquah	Chevrolet	2001
Kennewick	Honda of Tri-Cities	Honda	2000
	Lithia Dodge of Tri-Cities	Dodge, Dodge Truck	1999
Renton	Lithia Chrysler Jeep of Renton	Chrysler, Jeep	2000
	Lithia Dodge of Renton	Dodge, Dodge Truck	2000
Richland	Lithia Ford of Tri-Cities	Ford	2000
Seattle	BMW of Seattle	BMW	2001
Spokane	Lithia Camp Chevrolet	Chevrolet, Cadillac	1998
	Lithia Camp Imports	Subaru, BMW, Volvo	1998

			Year Opened/
Location	Store	Franchises	Acquired

IDAHO
Boise	Lithia Ford of Boise	Ford	2000
	Chevrolet of Boise	Chevrolet	1999
	Lithia Daewoo of Boise	Daewoo	1999
	Lincoln-Mercury Isuzu of Boise	Lincoln, Mercury, Isuzu	1999
Caldwell	Chevrolet of Caldwell	Chevrolet	2001
Pocatello	Honda of Pocatello	Honda	2001
	Lithia Chrysler Dodge	Chrysler, Dodge, Dodge Truck,	2001
	Hyundai of Pocatello	Hyundai

NEVADA
Reno	Lithia Reno	Suzuki, Audi, Lincoln,	1997
		Mercury, Isuzu
	Lithia Reno Hyundai	Hyundai	1997
	Lithia Reno Subaru	Subaru	1999
	Lithia Volkswagen of Reno	Volkswagen	1998
Sparks	Lithia Sparks (satellite of Lithia Reno)	(Suzuki, Lincoln, Mercury, Isuzu)	1997

SOUTH DAKOTA
Sioux Falls	Chevrolet of Sioux Falls	Chevrolet	2000
	Lithia Dodge of Sioux Falls	Dodge	2001
	Lithia Subaru of Sioux Falls	Subaru	2000

ALASKA
Anchorage	Lithia Chrysler Jeep of Anchorage	Chrysler, Jeep	2001
	Lithia Dodge of South Anchorage	Dodge, Dodge Truck	2001

TEXAS
Big Spring	All American Chrysler	Dodge, Dodge Truck, Jeep, Chrysler	2002
	Jeep Dodge of Big Spring
San Angelo	All American Chrysler	Dodge, Dodge Truck, Jeep, Chrysler	2002
	Jeep Dodge of San Angelo
	All American Chevrolet	Chevrolet, Daewoo	2002
	Daewoo of San Angelo
Odessa	All American Chrysler Jeep Dodge of Odessa	Dodge, Dodge Truck, Jeep, Chrysler	2002

(1)	Prior to moving to its own store in 2001, Lithia Toyota was part of the Lithia Lincoln Mercury store in Medford.

(2)	Prior to moving to its own store in 2000, Lithia Volkswagen was part of the Lithia Honda store in Medford.

New Vehicle Sales

In 2001, we sold 24 domestic and imported brands ranging from economy to luxury cars, sport utility vehicles, minivans and light trucks.

	Percent of
	New Vehicle	Percent of
Manufacturer	Sales in 2001	Total Revenue

DaimlerChrysler (Chrysler, Dodge, Jeep, Dodge Trucks)	36.1%	19.1%
Ford (Ford, Lincoln, Mercury)	16.2	8.6
General Motors (Chevrolet, Saturn)	13.5	7.2
Toyota	8.4	4.5
Volkswagen, Audi	5.1	2.7
Nissan	3.8	2.0
Subaru	3.7	2.0
BMW	3.6	1.9
Honda (Acura, Honda)	3.4	1.8
Hyundai	2.5	1.3
Mazda	1.0	0.5
Isuzu	0.9	0.4
Kia	0.8	0.4
Suzuki	0.7	0.4
Volvo	0.2	0.1
Daewoo	0.1	0.0

	100.0%	52.9%

Our unit and dollar sales of new vehicles were as follows:

	Year Ended December 31,

	1997	1998	1999	2000	2001

New vehicle units	7,493	17,708	28,645	37,230	39,875
New vehicle sales (in thousands)	$161,294	$388,431	$673,339	$898,016	$990,615
Average selling price	$21,526	$21,935	$23,506	$24,121	$24,843

We purchase our new car inventory directly from manufacturers, who allocate new vehicles to stores based on the number of vehicles sold by the store on a monthly basis and by the store’s market area. We attempt to exchange vehicles with other automotive retailers to accommodate customer demand and to balance inventory.

We post the manufacturer’s suggested retail price on every vehicle, as required by law. We negotiate the final sales price of a new vehicle individually with the customer except at our Saturn stores, where the final sales price does not deviate from the posted price.

'

Used Vehicle Sales

At each new vehicle store, we also sell used vehicles. We employ a used vehicle manager at each location.

Retail used vehicle sales are an important part of our overall profitability. In 2001, retail used vehicle sales generated a gross margin of 12.7% compared with a gross margin of 8.7% for new vehicle sales. Our used vehicle operation gives us an opportunity to:

•	generate sales to customers financially unable or unwilling to purchase a new vehicle;

•	increase new and used vehicle sales by aggressively pursuing customer trade-ins; and

•	increase service contract sales and provide financing to used vehicle purchasers.

We currently sell approximately 0.93 retail used vehicles for every new vehicle sold, compared to the industry average ratio of approximately 0.77 to 1.

In addition to selling late model used cars, as do other new vehicle dealers, our stores emphasize sales of used vehicles three to ten years old. These vehicles sell for lower prices, but generate greater margins. Selling a larger number of used vehicles makes us less susceptible to the effects of changes in the volume of new vehicle sales that result from economic conditions.

We acquire most of our used vehicles through customer trade-ins, but we also buy them at “closed” auctions, attended only by new vehicle automotive retailers with franchises for the brands offered. These auctions offer off-lease, rental and fleet vehicles. We also buy used vehicles at “open” auctions of repossessed vehicles and vehicles being sold by other automotive retailers.

In addition to selling used vehicles to retail customers, we sell vehicles in poor condition and vehicles that have not sold promptly to other automotive retailers and to wholesalers.

Our used vehicle sales are as follows:

	Year Ended December 31,

	1997	1998	1999	2000	2001

Retail used vehicles	7,148	13,645	23,840	30,896	36,960
Retail used vehicle sales (in thousands)	$88,571	$174,223	$313,449	$406,244	$494,578
Average selling price	$12,393	$12,768	$13,148	$13,149	$13,381
Wholesale used vehicles	4,990	9,532	13,424	16,751	18,918
Wholesale used vehicle sales (in thousands)	$24,528	$46,321	$62,113	$74,602	$87,987
Average selling price	$4,915	$4,860	$4,627	$4,454	$4,651
Total used vehicles	12,138	23,177	37,264	47,647	55,878
Total used vehicle sales (in thousands)	$113,099	$220,544	$375,562	$480,846	$582,565

Vehicle Financing, Extended Warranty and Insurance

We believe that arranging financing is critical to our ability to sell vehicles and related products and services. We provide a variety of financing and leasing alternatives to meet customer needs. Offering customer financing on a “same day” basis gives us an advantage, particularly over smaller competitors who do not generate enough sales to attract our breadth of financing sources.

Because of greater profit margins from sales of finance and insurance products, we try to arrange financing for every vehicle we sell. Our finance and insurance managers possess extensive knowledge of available financing alternatives and receive training in determining each customer’s financing needs so that the customer can purchase or lease a vehicle. The finance and insurance managers work closely with financing sources to quickly determine a customer’s credit status and to confirm the type and amount of financing available to each customer.

In 2001, we arranged financing for 77% of our new vehicle sales and 74% of our retail used vehicle sales, compared to the industry averages of 55% and 59%, respectively. Our average finance and insurance revenue per vehicle totaled $933 in 2001 compared to the industry average of $438.

We receive a portion of the financing charge as fee income for each sale we finance. In 2001 and 2002, automobile manufacturers have offered zero percent financing as sales incentives to new vehicle purchasers. Zero percent financing reduces, but does not eliminate, our per unit fee income from arranging financing, as we receive a payment from the manufacturers in connection with such financing. Many customers do not qualify for zero percent financing, either because of their credit standing or because they require longer financing terms than offered for zero percent financing. Incentive financing programs, including zero percent programs, usually offer cash rebates as an alternative to reduced interest rates. A majority of eligible customers elect to receive cash rebates instead of incentive financing, usually using the cash rebate as a down payment to complete the purchase of a new vehicle with little or no cash out of pocket.

We usually arrange financing for customers from outside sources on a non-recourse basis to avoid the risk of default. During 2001, we directly financed less than 0.01% of our vehicle sales.

Our finance and insurance managers also market third-party extended warranty contracts and insurance contracts to our new and used vehicle buyers. These products and services yield higher profit margins than vehicle sales and contribute significantly to our profitability. Extended warranty contracts provide additional coverage for new vehicles beyond the duration or scope of the manufacturer’s warranty. The service contracts we sell to used vehicle buyers provide coverage for certain major repairs.

We also offer our customers credit life, and health and accident insurance when they finance an automobile purchase and receive a commission on each policy sold. We also offer other products, such as protective coatings and automobile alarms.

Service, Body and Parts

Our automotive service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service primarily for the new vehicle brands sold by our stores, but we also service other vehicles. In 2001, our service, body and parts operations generated $187.7 million in revenues, or 10.0% of total revenues. We set prices to reflect the difficulty of the types of repair and the cost and availability of parts.

The service, body and parts businesses provide important repeat revenues to the stores. We market our parts and service products by notifying the owners of vehicles purchased at our stores when their vehicles are due for periodic service. This encourages preventive maintenance rather than post-breakdown repairs. We offer a lifetime oil and filter service, which in 2001 was purchased by 30% of our new and used vehicle buyers. This service helps us retain customers, and provides opportunities for repeat parts and service business. Revenues from the service, body and parts departments are important during economic downturns as owners tend to repair existing used vehicles rather than buy new vehicles during such periods. This limits the effects of a drop in new vehicle sales.

We operate twelve collision repair centers: two each in Oregon, Idaho and South Dakota and one each in California, Washington, Colorado, Nevada, Texas and Alaska. We work closely with the automobile insurance companies to provide collision repair services on claims at preferred rates based on the high volume of business. At our Medford, Oregon body shop, we provide office space to casualty insurers to process automobile claims. This helps generate further repair business.

Marketing

We market ourselves as “America’s Car & Truck Store.” We use most types of advertising, including television, newspaper, radio and direct mail, and an Internet web site. We advertise to develop our image as a reputable automotive retailer, offering quality service, affordable automobiles and financing for all buyers. The automobile manufacturers pay for many of our advertising and marketing expenditures. The manufacturers also provide us with market research, which assists us in developing our own advertising and marketing campaigns. In addition, our stores advertise discounts or other promotions to attract customers. By owning a cluster of stores in a particular market, we save money from volume discounts and other media concessions. We also participate as a member of advertising cooperatives and associations, whose members pool their resources and expertise with manufacturers to develop advertising campaigns.

We maintain a web site (www.lithia.com) that generates leads and provides information for our customers. We use the Internet site as a marketing tool to familiarize customers with us, our stores and the products we sell, rather than to complete purchases. Although many customers use the Internet to research information about new vehicles, nearly all ultimately visit a store to complete the sale and take delivery of the vehicle. Our web site enables a customer to:

•	locate our stores and identify the new vehicle brands sold at each store;

•	view new and used vehicle inventory;

•	schedule service appointments;

•	view Kelley Blue Book values;

•	visit our investor relations site; and

•	view employment opportunities.

We emphasize customer satisfaction and strive to develop a reputation for quality and fairness. We train our sales personnel to identify an appropriate vehicle for each of our customers at an affordable price.

We believe that our “Priority You” customer-oriented plan differentiates us from other automotive retail stores. “Priority You” commits us to provide:

•	a complimentary credit check;

•	a complimentary used vehicle appraisal;

•	a 60-day/3,000 mile warranty on all used vehicles sold; and

•	a community donation for every vehicle sold.

Management Information System

We consolidate, process and maintain financial information, operational and accounting data, and other related statistical information on computers at our headquarters. Our systems are based on an ADP platform for the main database, and information is processed and analyzed utilizing customized financial reporting software from Hyperion Solutions. Senior management can access detailed information from all of our locations regarding:

•	inventory;

•	cash balances;

•	total unit sales and mix of new and used vehicle sales;

•	lease and finance transactions;

•	sales of ancillary products and services;

•	key cost items and profit margins; and

•	the relative performance of the stores.

Each store’s general manager has access to this same information. With this information, we can quickly analyze the results of operations, identify trends and focus on areas that require attention or improvement. Our management information system also allows our general managers to respond quickly to changes in consumer preferences and purchasing patterns, maximizing our inventory turnover.

Our management information system is particularly important to successfully operating new stores. Following each acquisition, we immediately install our management information system at each location. This quickly makes financial, accounting and other operational data easily available throughout the company. With this information, we can more efficiently execute our operating strategy at the new store.

Franchise Agreements

Each of our store subsidiaries signs a franchise or dealer sales and service agreement with each manufacturer of the new vehicles it sells.

The typical automobile franchise agreement specifies the locations within a designated market area at which the store may sell vehicles and related products and perform certain approved services. The designation of such areas and the allocation of new vehicles among stores are at the discretion of the manufacturer. Except for Saturn franchises, franchise agreements do not guarantee exclusivity within a specified territory.

A franchise agreement may impose requirements on the store with respect to:

•	the showroom;

•	service facilities and equipment;

•	inventories of vehicles and parts;

•	minimum working capital;

•	training of personnel; and

•	performance standards for sales volume and customer satisfaction.

Each manufacturer closely monitors compliance with these requirements and requires each store to submit monthly and annual financial statements. Franchise agreements also grant a store the right to use and display manufacturers’ trademarks, service marks and designs in the manner approved by each manufacturer.

Most franchise agreements expire after one to five years. However, all of our agreements have been renewed and we expect that manufacturers will continue to renew them in the future. In addition, state franchise laws limit the ability of manufacturers to terminate or fail to renew automotive franchises. Some franchise agreements, including those with DaimlerChrysler, have no termination date. Each franchise agreement authorizes at least one person to manage the store’s operations. The typical franchise agreement provides for early termination or non-renewal by the manufacturer upon:

•	a change of management or ownership without manufacturer consent;

•	insolvency or bankruptcy of the dealer;

•	death or incapacity of the dealer/manager;

•	conviction of a dealer/manager or owner of certain crimes;

•	misrepresentation of certain information by the store, dealer/manager or owner to the manufacturer;

•	failure to adequately operate the store;

•	failure to maintain any license, permit or authorization required for the conduct of business; or

•	poor sales performance or low customer satisfaction index scores.

We sign master framework agreements with most manufacturers that impose additional requirements on our stores. See Exhibit 99 “Risk Factors” for further details.

Competition

The retail automotive business is highly competitive, consisting of a large number of independent operators, many of whom are individuals, families and small retail groups. We compete primarily with other automotive retailers, both publicly and privately-held, near our store locations. In addition, regional and national car rental companies operate retail used car lots to dispose of their used rental cars.

We are larger and have more financial resources than the other automotive retailers with which we currently compete in most markets. As we enter other markets, we may face competitors that are larger or have access to greater financial resources. We do not have any cost advantage in purchasing new vehicles from manufacturers. We rely on advertising and merchandising, sales expertise, service reputation and location of our stores to sell new vehicles.

In addition to competition for the sale of vehicles, we expect increased competition for the acquisition of other stores. We have faced only limited competition with respect to our acquisitions to date, primarily from privately-held automotive retailers. Other publicly-owned automotive retailers with significant capital resources may enter our current and targeted market areas in the future.

Regulation

Our business is subject to extensive regulation, supervision and licensing under federal, state and local laws, ordinances and regulations. State and federal regulatory agencies, such as the Occupational Safety and Health Administration and the U.S. Environmental Protection Agency, have jurisdiction over the operation of our stores, service centers, collision repair shops and other operations. They regulate matters such as consumer protection, workers’ safety and air and water quality.

Laws also protect franchised automotive retailers from the unequal bargaining power held by the manufacturers. Under those laws, a manufacturer may not:

•	terminate or fail to renew a franchise without good cause; or

•	prevent any reasonable changes in the capital structure or financing of a store.

Manufacturers may object to a sale of a store or change of management based on character, financial ability or business experience of the proposed new operator.

Automotive retailers and manufacturers are also subject to laws to protect consumers, including so-called “Lemon Laws.” A manufacturer must replace a new vehicle or accept it for a full refund within one year after initial purchase if:

•	the vehicle does not conform to the manufacturer’s express warranties; and

•	the automotive retailer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect.

We must provide written disclosures on new vehicles of mileage and pricing information. Financing and insurance activities are subject to credit reporting, debt collection, and insurance industry regulation.

Our business, particularly parts, service and collision repair operations, involves hazardous or toxic substances or wastes, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Federal, state and local authorities establishing health and environmental quality standards regulate the handling, storage, treatment, recycling and disposal of hazardous substances and wastes and remediation of contaminated sites, both at our facilities and at sites to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal. We are aware of contamination at certain of our current and former facilities, and we are in the process of conducting investigations and/or remediation at some of these properties. Based on our current information, any costs or liabilities relating to such contamination, other environmental matters or compliance with environmental regulations are not expected to have a material adverse effect on our results of operations or financial condition. There can be no assurances, however, that additional environmental matters will not arise or that new conditions or facts will not develop in the future at our current or formerly owned or operated facilities, or at sites that we may acquire in the future, or that these matters, conditions or facts will not result in a material adverse effect on our results of operations or financial condition.

Employees

As of December 31, 2001, we employed approximately 3,800 persons on a full-time equivalent basis. The service department employees at our Dodge, Ford and Volkswagen stores in Concord, California are unionized. We believe we have good relationships with our employees.

Item 2. Properties

Our stores and other facilities consist primarily of automobile showrooms, display lots, service facilities, twelve collision repair and paint shops, rental agencies, supply facilities, automobile storage lots, parking lots and offices. We believe our facilities are currently adequate for our needs and are in good repair. We own some of our properties, but also lease many properties, providing future flexibility to relocate our retail stores as demographics change. Most leases give us the option to renew the lease for one or more lease extension periods. We also hold some undeveloped land for future expansion.

Item 3. Legal Proceedings

We are a party to litigation that arises in the normal course of our business operations. We do not believe that we are presently a party to litigation that will have a material adverse effect on our business or operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2001.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A Common Stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2000 and 2001:

2000	High	Low

Quarter 1	$18.19	$13.00
Quarter 2	17.13	11.63
Quarter 3	13.50	11.75
Quarter 4	14.13	11.38

2001
Quarter 1	$15.05	$12.06
Quarter 2	21.38	14.00
Quarter 3	19.06	12.50
Quarter 4	20.70	11.85

The number of shareholders of record and approximate number of beneficial holders of Class A Common Stock at February 14, 2002 was 1,692 and 4,300, respectively. All shares of Lithia’s Class B Common Stock are held by Lithia Holding Company LLC.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying dividends for the foreseeable future. We intend to retain future earnings for acquisitions and operations. Our credit agreement with Ford Motor Credit Company precludes the payment of cash dividends without its prior consent. The payment of future dividends is also subject to the discretion of our Board of Directors.

Item 6. Selected Financial Data

	Year Ended December 31,

(In thousands, except per share amounts)	1997	1998	1999	2000	2001

Consolidated Statement of Operations Data:
Revenues:
New vehicles	$161,294	$388,431	$673,339	$898,016	$990,615
Used vehicles	113,099	220,544	375,562	480,846	582,565
Service, body and parts	29,828	72,216	120,722	164,002	187,725
Finance and insurance	13,614	25,735	46,422	58,025	71,685
Fleet and other	1,960	7,814	26,614	57,722	40,598

Total revenues	319,795	714,740	1,242,659	1,658,611	1,873,188
Cost of sales	265,049	599,379	1,043,373	1,391,042	1,566,713

Gross profit	54,746	115,361	199,286	267,569	306,475
Selling, general and administrative	40,625	85,188	146,381	195,500	239,042
Depreciation and amortization	2,483	3,469	5,573	7,605	9,275

Income from operations	11,638	26,704	47,332	64,464	58,158
Floorplan interest expense	(2,179)	(7,108)	(11,105)	(17,728)	(14,497)
Other interest expense	(824)	(2,735)	(4,250)	(7,917)	(7,822)
Other income, net	862	921	74	716	(410)

Income before income taxes	9,497	17,782	32,051	39,535	35,429
Income tax expense	(3,538)	(6,993)	(12,877)	(15,222)	(13,675)

Net income	$5,959	$10,789	$19,174	$24,313	$21,754

Basic net income per share(1)	$0.85	$1.18	$1.67	$1.78	$1.63

Shares used in basic net income per share	6,988	9,147	11,506	13,652	13,371

Diluted net income per share	$0.82	$1.14	$1.60	$1.76	$1.60

Shares used in diluted net income per share	7,303	9,470	11,998	13,804	13,612

	As of December 31,

(In thousands)	1997	1998	1999	2000	2001

Consolidated Balance Sheet Data:
Working capital	$23,870	$53,553	$74,999	$98,917	$104,834
Inventories	89,845	157,455	268,281	314,290	275,398
Total assets	166,526	294,398	506,433	628,003	662,944
Flooring notes payable	82,598	129,167	243,903	314,137	280,947
Current maturities of long-term debt	2,787	3,143	7,132	5,342	10,203
Long-term debt, less current maturities	26,558	41,420	38,411	72,586	95,830
Total stockholders’ equity	37,877	91,511	155,638	181,775	203,497

(1)	Based on an April 2001 Financial Accounting Standards Board announcement, we restated basic income per share for the 1999 and 2000 periods to include the Series M preferred stock as common stock on an as if converted basis.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of February 22, 2002, we offered 24 brands of new vehicles through 123 franchises in 65 stores in the western United States and over the Internet. As of February 22, 2002, we operate 16 stores in Oregon, 11 in California, 10 in Washington, 7 in Colorado, 7 in Idaho, 5 in Nevada, 4 in Texas, 3 in South Dakota and 2 in Alaska. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing and insurance for our automotive customers.

During an economic downturn, customers tend to shift towards the purchase of more reasonably priced new vehicle models or used vehicles. Many customers decide to delay purchasing a new vehicle and instead repair existing vehicles. In addition, manufacturers typically offer increased dealer and customer incentives during an economic downturn in order to support new vehicle sales volume. These factors lead to less volatility in earnings for automobile retailers than for automobile manufacturers.

Historically, new vehicle sales account for approximately 50% of our total revenues but less than 30% of total gross profit. We emphasize sales of higher margin products, which generate over 70% of our gross profits. Our revenues and gross profit by product line were as follows for 2001:

	Percent of	Gross	Percent of Total
	Total Revenues	Margin	Gross Profit

New vehicles	52.9%	8.7%	28.2%
Retail used vehicles(1)	26.4	12.7	20.4
Service, body and parts	10.0	46.5	28.5
Finance and insurance(2)	3.8	99.0	23.2
Fleet and other	2.2	2.8	0.4

(1)	Excludes wholesale used vehicle sales, representing 4.7% of total revenues and a reduction in gross margin of 0.7%.

(2)	Reported net of administration fees and anticipated cancellations.

The following table sets forth selected condensed financial data for Lithia expressed as a percentage of total revenues for the periods indicated below.

Lithia Motors, Inc.	Year Ended December 31,

	1999	2000	2001

Revenues:
New vehicles	54.2%	54.1%	52.9%
Used vehicles	30.2	29.0	31.1
Service, body and parts	9.7	9.9	10.0
Finance and insurance	3.7	3.5	3.8
Fleet and other	2.2	3.5	2.2

Total revenues	100.0%	100.0%	100.0%
Gross profit	16.0	16.1	16.4
Selling, general and administrative expenses	11.8	11.8	12.8
Depreciation and amortization	0.4	0.5	0.5
Income from operations	3.8	3.9	3.1
Floorplan interest expense	0.9	1.1	0.8
Other interest expense	0.3	0.5	0.4
Other income, net	0.0	0.0	0.0
Income before income tax	2.6	2.4	1.9
Income tax expense	1.0	0.9	0.7
Net income	1.5	1.5	1.2

Results of Operations — 2000 Compared to 2001

	Year Ended
	December 31,			%
			Increase	Increase
	2000	2001	(Decrease)	(Decrease)

Revenues:
New vehicle sales	$898,016	$990,615	$92,599	10.3%
Used vehicle sales	480,846	582,565	101,719	21.2
Service, body and parts	164,002	187,725	23,723	14.5
Finance and insurance	58,025	71,685	13,660	23.5
Fleet and other	57,722	40,598	(17,124)	(29.7)

Total revenues	1,658,611	1,873,188	214,577	12.9
Cost of sales	1,391,042	1,566,713	175,671	12.6

Gross profit	267,569	306,475	38,906	14.5
Selling, general and administrative	195,500	239,042	43,542	22.3
Depreciation and amortization	7,605	9,275	1,670	22.0

Income from operations	64,464	58,158	(6,306)	(9.8)
Floorplan interest expense	(17,728)	(14,497)	(3,231)	(18.2)
Other interest expense	(7,917)	(7,822)	(95)	(1.2)
Other income (expense), net	716	(410)	(1,126)	(157.3)

Income before income taxes	39,535	35,429	(4,106)	(10.4)
Income tax expense	(15,222)	(13,675)	(1,547)	(10.2)

Net income	$24,313	$21,754	$(2,559)	(10.5)%

New units sold	37,230	39,875	2,645	7.1%
Average selling price per new vehicle	$24,121	$24,843	$722	3.0%
Used units sold — retail	30,896	36,960	6,064	19.6%
Average selling price per retail used vehicle	$13,149	$13,381	$232	1.8%
Used units sold — wholesale	16,751	18,918	2,167	12.9%
Average selling price per wholesale used vehicle	$4,454	$4,651	$197	4.4%

Revenues. Total revenues increased 12.9% to record levels for 2001 compared to 2000 due to acquisitions, which were partially offset by same store retail sales decreasing 0.9%. The decrease in same store retail sales was due to a slower new vehicle sales environment in the first three quarters of 2001, offset in part by same store increases in used vehicle and finance and insurance sales. During the fourth quarter of 2001, manufacturers offered, and are continuing to offer in the first quarter of 2002, incentives, including low interest rates and rebates, in order to attract new vehicle buyers. These incentives, along with improvements in our core operations, contributed to same store sales growth of 11.4% in the fourth quarter of 2001 compared to the fourth quarter of 2000. The availability of cash rebates and zero percent and low interest rate financing have also enhanced our ability to sell finance, warranty and insurance products and services.

Other revenues include sales of finance, extended warranty and insurance contracts, presented net of administration fees and anticipated cancellations. It also includes fleet sales generally presented on a net basis.

Gross profit. Gross profit increased primarily due to increased total revenues and increased used vehicle and service, body and parts revenues as a percentage of total revenues. Incentives and rebates, including floorplan interest credits, received from manufacturers are recorded as a reduction to cost of goods sold. Gross margin expansion is common in the automotive retailing industry as new vehicle sales slow and higher margin product lines become a larger percentage of total revenues. Gross profit margins achieved in 2000 and 2001 were as follows:

	Year Ended December 31,
			Lithia
	2000	2001	Margin Change*

New vehicles	9.0%	8.7%	-30 bp
Retail used vehicles	13.6	12.7	-90
Service and parts	44.9	46.5	+160
Overall	16.1	16.4	+30

*	“bp” stands for basis points (one hundred basis points equals one percent).

The increase in the overall gross profit margin is primarily a result of a shift in mix to the more profitable used vehicle, service, body and parts and finance and insurance product lines.

Selling, general and administrative expense. Selling, general and administrative expense includes salaries and related personnel expenses, facility lease expense, advertising, legal, accounting, professional services and general corporate expenses. Selling, general and administrative expense increased due to increased selling, or variable, expenses related to the increase in revenues and the number of locations. As a percentage of revenue, selling, general and administrative expense increased in 2001 compared to 2000 due to continued investments in acquisition integration and operational support teams in preparation for continued growth and a shift towards our service and parts business, which has a higher selling, general and administrative component than our other business lines.

Depreciation and amortization. Depreciation and amortization expense increased primarily as a result of increased property and equipment and intangible assets related to acquisitions. As of December 31, 2001, we expect a reduction in annual amortization expense of approximately $3.7 million in 2002 based upon the adoption of SFAS No. 142, which relates to the accounting for goodwill and other intangible assets.

Income from operations. Operating margins decreased 80 basis points, or eight-tenths of one percent, in 2001 compared to 2000 due to the increased operating expenses as a percentage of revenue as discussed above, partially offset by higher gross margins as a percentage of revenue.

Floorplan interest expense. The decrease in floorplan interest expense is primarily due to approximately $4.1 million in savings as a result of recent decreases in the effective interest rates on the floating rate credit lines, offset in part by an approximately $800,000 increase in interest expense as a result of higher average outstanding flooring debt. Floorplan interest expense includes the interest expense related to our current interest rate swaps. We were able to decrease our inventory levels despite the acquisition of several stores during 2001.

Other interest expense. Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes.

Income tax expense. Our effective tax rate was 38.6 percent in 2001 compared to 38.5 percent in 2000. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Net income. Net income decreased to $21.8 million, a 10.5% decrease, for 2001 compared to 2000 as a result of the net effect of the changes discussed above.

Results of Operations — 1999 Compared to 2000

	Year Ended
	December 31,			%
			Increase	Increase
	1999	2000	(Decrease)	(Decrease)

Revenues:
New vehicle sales	$673,339	$898,016	$224,677	33.4%
Used vehicle sales	375,562	480,846	105,284	28.0
Service, body and parts	120,722	164,002	43,280	35.9
Finance and insurance	46,422	58,025	11,603	25.0
Fleet and other	26,614	57,722	31,108	116.9

Total revenues	1,242,659	1,658,611	415,952	33.5
Cost of sales	1,043,373	1,391,042	347,669	33.3

Gross profit	199,286	267,569	68,283	34.3
Selling, general and administrative	146,381	195,500	49,119	33.6
Depreciation and amortization	5,573	7,605	2,032	36.5

Income from operations	47,332	64,464	17,132	36.2
Floorplan interest expense	(11,105)	(17,728)	6,623	59.6
Other interest expense	(4,250)	(7,917)	3,667	86.3
Other income, net	74	716	642	867.6

Income before income taxes	32,051	39,535	7,484	23.4
Income tax expense	(12,877)	(15,222)	2,345	18.2

Net income	$19,174	$24,313	$5,139	26.8%

New units sold	28,645	37,230	8,585	30.0%
Average selling price per new vehicle	$23,506	$24,121	$615	2.6%
Used units sold — retail	23,840	30,896	7,056	29.6%
Average selling price per retail used vehicle	$13,148	$13,149	$1	0.0%
Used units sold — wholesale	13,424	16,751	3,327	24.8%
Average selling price per wholesale used vehicle	$4,627	$4,454	$(173)	(3.7)%

Revenues. Same store retail sales increased 1.1% in 2000 compared to 1999. The increases in units sold and revenue from all sources are a result of acquisitions and internal growth.

Gross profit. Gross profit increased primarily due to increased total revenues and increased other revenues as a percentage of total revenues. Gross profit margins achieved in 1999 and 2000 were as follows:

	2000			Lithia
	Industry Average(1)	Lithia 1999	Lithia 2000	Margin Change(2)

New vehicles	6.1%	8.7%	9.0%	+30	bp
Retail used vehicles	10.9	12.8	13.6	+80
Service and parts	n/a	44.8	44.9	+10
Overall	12.7	16.0	16.1	+10

(1)	Based on National Automotive Dealer Association data.

(2)	“bp” stands for basis points (one hundred basis points equals one percent).

The increases in the gross profit margins are primarily a result of operational improvements at our newly acquired stores, as we implemented our business model.

Selling, general and administrative expense. Selling, general and administrative expense increased due primarily to increased selling, or variable, expense related to the increase in revenues and the number of total locations. Selling, general and administrative expense, as a percentage of revenue, remained constant in 2000 compared to 1999.

Depreciation and amortization. Depreciation and amortization expense increased primarily as a result of increased property and equipment and goodwill related to acquisitions in 1999 and 2000.

Income from operations. Operating margins improved ten basis points in 2000 compared to 1999. In addition to gaining efficiencies related to economies of scale, we have improved the operating margins at acquired stores that we have operated for a full year, bringing them more in line with our pre-existing stores.

Floorplan interest expense. Seventy-five percent of the increase in floorplan interest expense is due to additional flooring notes payable as a result of higher inventory levels from acquisitions. Twenty-five percent of the increase is due to an overall rise in borrowing rates during 2000.

Other interest expense. Eighty percent of the increase in other interest expense is due to higher debt levels as a result of acquisitions. Twenty percent of the increase is due to an overall rise in borrowing rates during 2000.

Income tax expense. Our effective tax rate declined to 38.5 percent in 2000 from 40.2 percent in 1999 as a result of an increasing mix of asset acquisitions compared to corporate acquisitions and the increased weighting of deductible goodwill, as well as an increase in the mix of states with lower or no state income taxes.

Net income. Net income increased primarily as a result of increased revenues as discussed above.

Selected Consolidated Quarterly Financial Data

The following tables set forth the company’s unaudited quarterly financial data for the quarterly periods presented.

	Three Months Ended,

	March 31	June 30	September 30	December 31

	(in thousands except per share data )
1999
Revenues:
New vehicle sales	$116,853	$167,222	$199,107	$190,157
Used vehicle sales	71,809	93,049	105,434	105,270
Service, body and parts	23,430	28,477	33,898	34,917
Finance and insurance	8,421	11,364	12,995	13,642
Fleet and other	3,632	7,641	5,935	9,406

Total revenues	224,145	307,753	357,369	353,392
Cost of sales	188,945	258,967	300,124	295,337

Gross profit	35,200	48,786	57,245	58,055
Selling, general and administrative	26,648	36,061	41,564	42,108
Depreciation and amortization	1,075	1,364	1,560	1,574

Income from operations	7,477	11,361	14,121	14,373
Flooring interest expense	(2,109)	(2,179)	(3,090)	(3,727)
Other interest expense and other, net	(363)	(1,403)	(1,107)	(1,303)

Income before income taxes	5,005	7,779	9,924	9,343
Income taxes	(1,976)	(3,202)	(4,071)	(3,628)

Net income	$3,029	$4,577	$5,853	$5,715

Basic net income per share(1)	$0.30	$0.41	$0.48	$0.46

Diluted net income per share	$0.29	$0.40	$0.47	$0.43

2000
Revenues:
New vehicle sales	$218,009	$222,039	$243,169	$214,799
Used vehicle sales	116,698	119,277	128,960	115,911
Service, body and parts	38,457	40,476	42,333	42,736
Finance and insurance	13,453	14,318	15,803	14,451
Fleet and other	8,986	21,741	12,801	14,194

Total revenues	395,603	417,851	443,066	402,091
Cost of sales	332,739	350,667	372,146	335,490

Gross profit	62,864	67,184	70,920	66,601
Selling, general and administrative	47,201	48,528	51,041	48,730
Depreciation and amortization	1,720	1,887	1,932	2,066

Income from operations	13,943	16,769	17,947	15,805
Flooring interest expense	(3,861)	(4,712)	(5,321)	(3,834)
Other interest expense and other, net	(1,667)	(1,557)	(820)	(3,157)

Income before income taxes	8,415	10,500	11,806	8,814
Income taxes	(3,451)	(4,306)	(4,283)	(3,182)

Net income	$4,964	$6,194	$7,523	$5,632

Basic net income per share(1)	$0.37	$0.45	$0.55	$0.41

Diluted net income per share	$0.37	$0.45	$0.55	$0.41

	Three Months Ended,

	March 31	June 30	September 30	December 31

	(in thousands except per share data )
2001
Revenues:
New vehicle sales	$214,957	$238,651	$247,487	$289,520
Used vehicle sales	136,939	142,043	149,795	153,788
Service, body and parts	45,145	45,511	47,884	49,185
Finance and insurance	15,254	17,854	18,579	19,998
Fleet and other	7,856	17,991	7,573	7,178

Total revenues	420,151	462,050	471,318	519,669
Cost of sales	351,254	386,840	391,450	437,169

Gross profit	68,897	75,210	79,868	82,500
Selling, general and administrative	55,038	58,783	59,696	65,525
Depreciation and amortization	2,215	2,226	2,372	2,462

Income from operations	11,644	14,201	17,800	14,513
Flooring interest expense	(4,655)	(3,832)	(3,390)	(2,620)
Other interest expense and other, net	(2,346)	(2,123)	(1,849)	(1,914)

Income before income taxes	4,643	8,246	12,561	9,979
Income taxes	(1,788)	(3,175)	(4,865)	(3,847)

Net income	$2,855	$5,071	$7,696	$6,132

Basic net income per share(1)	$0.21	$0.38	$0.57	$0.46

Diluted net income per share	$0.21	$0.37	$0.56	$0.45

(1)	Pursuant to an April 2001 Financial Accounting Standards Board announcement, the company has restated its basic EPS for the second, third and fourth quarters of 1999, for each quarter of 2000 and for the first quarter of 2001 to include its Series M preferred stock as common stock on an as if converted basis.

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses and capital requirements for at least twelve months from December 31, 2001. These resources will be sufficient to fund our anticipated acquisitions through 2002.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. We have purchased 40,000 shares under this program and may continue to do so from time to time in the future as conditions warrant.

We have credit facilities with Ford Motor Credit Company totaling $530 million, which expire December 1, 2003, with interest due monthly. The facilities include $250 million for new and program vehicle flooring, $150 million for used vehicle flooring and $130 million for store acquisitions. We also have the option to convert the acquisition line into a five-year term loan.

The credit lines with Ford Motor Credit are cross-collateralized and are secured by inventory, accounts receivable, intangible assets and equipment. We pledged to Ford Motor Credit the stock of all of our subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores.

The financial covenants in our agreement with Ford Motor Credit require us to maintain compliance with, among other things, (1) specified ratios total debt to tangible base capital; (2) specified ratios of total adjusted debt to tangible base capital; (3) specific current ratio; (4) specific fixed charge coverage ratio; and (5) positive net cash. The Ford Motor Credit agreements also preclude the payment of cash dividends without prior consent. We were in compliance with all such covenants at December 31, 2001.

Toyota Financial Services, DaimlerChrysler Financial Corporation and General Motors Acceptance Corporation have agreed to floor all of our new vehicles for their respective brands with Ford Motor Credit serving as the primary lender for all other brands. These new vehicle lines are secured by new vehicle inventory of the relevant brands.

We also have a real estate line of credit with Toyota Financial Services totaling $18 million, which expires July 2, 2006. This line of credit is secured by the real estate financed under this line of credit. In February 2002, this line of credit was increased to $40 million.

In addition, U.S. Bank N.A. has extended a $27.5 million revolving line of credit for leased vehicles and equipment purchases, which expires January 31, 2004.

Interest rates on all of the above facilities ranged from 3.38% to 4.63% at December 31, 2001. Amounts outstanding on the lines at December 31, 2001 together with amounts remaining available under such lines were as follows (in thousands):

		Remaining
	Outstanding at	Availability as of
	December 31, 2001	December 31, 2001

New and program vehicle lines	$211,947	$ *
Used vehicle line	69,000	81,000
Acquisition line	22,000	108,000
Real estate lines	13,740	4,260
Equipment/leased vehicle line	27,500	0

	$344,187	$193,260

*	There are no formal limits on the new and program vehicle lines with certain lenders.

At December 31, 2001, we had capital commitments of approximately $9.0 million for the construction of three new store facilities and additions to two existing facilities, all of which is anticipated to be incurred in 2002. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 85% to 100% of the amounts expended.

Seasonality and Quarterly Fluctuations

Historically, our sales have been lower in the first and fourth quarters of each year due to consumer purchasing patterns during the holiday season, inclement weather and the reduced number of business days during the holiday season. As a result, financial performance may be lower during the first and fourth quarters than during the other quarters of each fiscal year. We believe that interest rates, levels of consumer debt, consumer confidence and buying patterns, as well as general economic conditions, also contribute to fluctuations in sales and operating results. Historically, the timing and frequency of acquisitions has been the largest contributor to fluctuations in our operating results from quarter to quarter.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

We adopted the provisions of SFAS No. 141 on July 1, 2001, and SFAS No. 142 on January 1, 2002. Goodwill and intangible assets determined to have indefinite useful lives acquired in a purchase business combination completed after June 30, 2001 but before SFAS No. 142 was adopted in full, were not amortized, but evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment in accordance with the appropriate pre-SFAS No. 142 accounting requirements prior to the adoption of SFAS No. 142.

SFAS No. 141 requires, upon adoption of SFAS No. 142, that we evaluate our existing intangible assets and goodwill that we acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. We do not anticipate reclassifying any intangibles to intangibles with determinable useful lives. For intangible assets identified as having indefinite useful lives, we are required to test them for impairment in accordance with the provisions of SFAS No. 142 within the first interim period and recognize any impairment losses as the cumulative effect of a change in accounting principle in the first interim period. We do not anticipate incurring any impairment loss charges upon adoption of SFAS No. 142.

The adoption of SFAS No. 141 did not have a significant impact on our financial condition or results of operations. As of December 31, 2001, we expect a reduction in annual amortization expense of approximately $3.7 million in 2002 upon adoption of SFAS No. 142.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We use variable-rate debt to finance our new and program vehicle inventory. The interest rate on the flooring debt is tied to either the one-month LIBOR, the three-month LIBOR or the prime rate. These debt obligations therefore expose us to variability in interest payments due to changes in these rates. The flooring debt is based on open-ended lines of credit tied to each individual store from the various manufacturer finance companies. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

Our variable-rate flooring notes payable and other credit line borrowings subject us to market risk exposure. At December 31, 2001, we had $344.2 million outstanding under such agreements at interest rates ranging from 3.38% to 4.63% per annum. A 10% increase in interest rates would increase interest expense by approximately $675,000, net of tax, in 2002 based on amounts outstanding on the lines of credit at December 31, 2001.

Hedging Strategies

We believe it is prudent to limit the variability of a portion of our interest payments. Accordingly, we have entered into interest rate swaps to manage the variability of our interest rate exposure, thus leveling a portion of our interest expense in a rising or falling rate environment. We currently have hedged approximately 17.8% of our flooring debt.

The interest rate swaps change the variable-rate cash flow exposure on a portion of the flooring debt to fixed rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating fixed rate flooring debt.

We have entered into the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•	effective September 1, 2000—a five year, $25 million interest rate swap at a fixed rate of 6.88% per annum.

•	effective November 1, 2000—a three year, $25 million interest rate swap at a fixed rate of 6.47% per annum.

We earn interest on both of the $25 million interest rate swaps at the one-month LIBOR rate adjusted on the first and sixteenth of every month and we are obligated to pay interest at the fixed rate set for each swap (6.88% or 6.47% per annum) on the same amount. The difference between interest earned and the interest obligation accrued is received or paid each month and is recorded in the statement of operations as flooring interest expense. The one-month LIBOR rate at December 31, 2001 was 1.87% per annum.

We do not enter into derivative instruments for any purpose other than to manage interest rate exposure. That is, we do not speculate using derivative instruments.

The fair value of interest rate swap agreements and the amount of hedging losses deferred on interest rate swaps was $3.4 million at December 31, 2001. Changes in the fair value of the interest rate swaps are reported, net of related income taxes, in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the flooring debt affects earnings. Because the critical terms of the interest rate swap and the underlying debt obligation are the same, there was no ineffectiveness recorded in interest expense.

Incremental interest expense incurred as a result of the interest rate swaps was $1.4 million in 2001. Interest expense savings on un-hedged debt as a result of decreasing interest rates during 2001 was approximately $6.4 million.

At current interest rates, we estimate that we will incur additional interest expense, net of tax, of approximately $1.5 million related to our interest rate swaps during 2002.

Risk Management Policies

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We maintain risk management control systems to monitor interest rate cash flow attributable to both our outstanding and our forecasted debt obligations as well as our offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

As of December 31, 2001, approximately 80% of our total debt outstanding was subject to un-hedged variable rates of interest. As a result, interest rate declines during 2001 have resulted in a net reduction of our interest expense for 2001 compared to what it would have been at similar debt levels with no interest rate decline. We intend to continue to gradually hedge our interest rate exposure if market rates continue to decline.

Item 8. Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 14 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2001 is included in Item 7.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item will be included under the captions Election of Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance, respectively, in our Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included under the caption Executive Compensation in our Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be included under the caption Certain Relationships and Related Transactions in our Proxy Statement for our 2002 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

There are no schedules required to be filed herewith.

(b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2001.

(c)  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit		Description

3.1	(a)	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999.

3.2	(b)	Bylaws of Lithia Motors, Inc.

4	(b)	Specimen Common Stock certificate

10.1	(b)	1996 Stock Incentive Plan

10.2	(c)	Amendment No. 1 to the Lithia Motors, Inc. 1996 Stock Incentive Plan

10.2.1	(b)	Form of Incentive Stock Option Agreement (1)

10.3	(b)	Form of Non-Qualified Stock Option Agreement (1)

10.4	(d)	1997 Non-Discretionary Stock Option Plan for Non-Employee Directors

10.5	(e)	Employee Stock Purchase Plan

10.6	(f)	Lithia Motors, Inc. 2001 Stock Option Plan

10.6.1		Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.6.2		Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

10.7	(a)	Chrysler Corporation Sales and Service Agreement General Provisions

Exhibit		Description

10.7.1	(g)	Chrysler Corporation Chrysler Sales and Service Agreement, dated September 28, 1999, between Chrysler Corporation and Lithia Chrysler Plymouth Jeep Eagle, Inc. (Additional Terms and Provisions to the Sales and Service Agreements are in Exhibit 10.7) (2)

10.8	(b)	Mercury Sales and Service Agreement General Provisions

10.8.1	(e)	Supplemental Terms and Conditions agreement between Ford Motor Company and Lithia Motors, Inc. dated June 12, 1997.

10.8.2	(e)	Mercury Sales and Service Agreement, dated June 1, 1997, between Ford Motor Company and Lithia TLM, LLC dba Lithia Lincoln Mercury (general provisions are in Exhibit 10.8) (3)

10.9	(e)	Volkswagen Dealer Agreement Standard Provisions *

10.9.1	(a)	Volkswagen Dealer Agreement dated September 17, 1998, between Volkswagen of America, Inc. and Lithia HPI, Inc. dba Lithia Volkswagen. (standard provisions are in Exhibit 10.9) (4)

10.10	(b)	General Motors Dealer Sales and Service Agreement Standard Provisions

10.10.1	(a)	Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement dated January 16, 1998.

10.10.2	(h)	Chevrolet Dealer Sales and Service Agreement dated October 13, 1998 between General Motors Corporation, Chevrolet Motor Division and Camp Automotive, Inc. (5)

10.11	(b)	Toyota Dealer Agreement Standard Provisions

10.11.1	(a)	Toyota Dealer Agreement, between Toyota Motor Sales, USA, Inc. and Lithia Motors, Inc., dba Lithia Toyota, dated February 15, 1996. (6)

10.12	(e)	Nissan Standard Provisions

10.12.1	(a)	Nissan Public Ownership Addendum dated August 30, 1999 (identical documents executed by each Nissan store)

10.12.2	(e)	Nissan Dealer Term Sales and Service Agreement between Lithia Motors, Inc., Lithia NF, Inc., and the Nissan Division of Nissan Motor Corporation In USA dated January 2, 1998. (standard provisions are in Exhibit 10.12) (7)

10.13	(h)	Credit Agreement dated November 23, 1998 between Ford Motor Credit Company and Lithia Motors, Inc. (Acquisition Revolving Line of Credit)

10.13.1	(a)	Amendment to Credit Agreement dated November 23, 1998 between Ford Motor Credit Company and Lithia Motors, Inc. (Acquisition Revolving Line of Credit), effective December 1, 1999.

10.13.2	(i)	Second Amendment to Credit Agreement dated November 23, 1998 between Ford Motor Credit Company and Lithia Motors, Inc. (Acquisition Revolving Line of Credit), effective December 1, 2000.

10.14	(h)	Credit Agreement dated November 23, 1998 between Ford Motor Credit Company and Lithia Motors, Inc. (Used Vehicle Revolving Line of Credit)

10.14.1	(a)	Amendment to Credit Agreement dated November 23, 1998 between Ford Motor Credit Company and Lithia Motors, Inc. (Used Vehicle Revolving Line of Credit), effective December 1, 1999.

Exhibit		Description

10.14.2	(i)	Second Amendment to Credit Agreement dated November 23, 1998 between Ford Motor Credit Company and Lithia Motors, Inc. (Used Vehicle Revolving Line of Credit), effective December 1, 2000.

10.15	(j)	$10.0 million vehicle lease line and $15.0 million equipment line of credit Loan Agreement between Lithia Financial Corporation, Lithia Motors, Inc. and Lithia SALMIR, Inc. and U.S. Bank National Association.

10.15.1	(i)	Amendment No. 1 dated March 6, 2000 to Loan Agreement dated September 20, 1999 between Lithia Financial Corporation, Lithia Motors, Inc., Lithia SALMIR, Inc. and Lithia Aircraft, Inc. and U.S. Bank National Association.

10.15.2	(k)	Amendment No. 2 dated July 26, 2000 to Loan Agreement dated September 20, 1999 between Lithia Financial Corporation, Lithia Motors, Inc., Lithia SALMIR, Inc. and Lithia Aircraft, Inc. and U.S. Bank National Association.

10.15.3	(i)	Amendment No. 3 dated November 9, 2000 to Loan Agreement dated September 20, 1999 between Lithia Financial Corporation, Lithia Motors, Inc., Lithia SALMIR, Inc. and Lithia Aircraft, Inc. and U.S. Bank National Association.

10.16	(g)	$18.0 million revolving note dated July 2, 2001 between Toyota Motor Credit Corporation and Lithia Real Estate, Inc.

10.17	(a)	Lease Agreement between Moreland Properties, LLC and Lithia Real Estate, Inc., dated May 14, 1999, relating to properties located at 350 S. Havana, Aurora, CO. (8)

10.18	(a)	Sublease between Moreland Properties, LLC and Lithia Real Estate, Inc. dated May 14, 1999, relating to properties located at 4940 S. Broadway and 50 E. Chenango, Englewood, CO. (9)

10.19	(a)	Lease Agreement between CAR LIT, L.L.C. and Lithia Real Estate, Inc. relating to properties in Medford, OR. (10)

21		Subsidiaries of Lithia Motors, Inc.

23		Consent of KPMG LLP

99		Risk Factors

(a)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.

(b)	Incorporated by reference from the Company’s Registration Statement on Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities Exchange Commission on December 18, 1996.

(c)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998.

(d)	Incorporated by reference from the Company’s Registration Statement on Form S-8, Registration Statement No. 333-45553, as filed with the Securities Exchange Commission on February 4, 1998.

(e)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998.

(f)	Incorporated by reference from Appendix B to the Company’s Proxy Statement for its 2001 Annual Meeting as filed with the Securities and Exchange Commission on May 8, 2001.

(g)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on November 14, 2001.

(h)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999.

(i)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 29, 2001.

(j)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2000 as filed with the Securities and Exchange Commission on May 11, 2000.

(k)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2000 as filed with the Securities and Exchange Commission on November 14, 2000.

(1)	The board of directors adopted the new stock option agreement forms when it adopted the 2001 Stock Option Plan; and, although no longer being used to grant new stock options, these option agreements remain in effect as there are outstanding stock options issued under these stock option agreements.

(2)	Substantially identical agreements exist between DaimlerChrysler Motor Company, LLC and those other subsidiaries operating Dodge, Chrysler, Plymouth or Jeep dealerships.

(3)	Substantially identical agreements exist for its Ford and Lincoln-Mercury lines between Ford Motor Company and those other subsidiaries operating Ford or Lincoln-Mercury dealerships.

(4)	Substantially identical agreements exist between Volkswagen of America, Inc. and those subsidiaries operating Volkswagen dealerships.

(5)	Substantially identical agreements exist between Chevrolet Motor Division, GM Corporation and those other subsidiaries operating General Motors dealerships.

(6)	Substantially identical agreements exist (except the terms are all 2 years) between Toyota Motor Sales, USA, Inc. and those other subsidiaries operating Toyota dealerships.

(7)	Substantially identical agreements exist between Nissan Motor Corporation and those other subsidiaries operating Nissan dealerships.

(8)	Substantially identical leases of the same date exist between: between Lithia Real Estate, Inc. and various entities controlled by W. Douglas Moreland relating to certain owned properties associated with the Moreland acquisition

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

Date: February 22, 2002	LITHIA MOTORS, INC.

	By	/s/ SIDNEY B. DEBOER

Sidney B. DeBoer Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2002:

Signature	Title

/s/ SIDNEY B. DEBOER Sidney B. DeBoer	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JEFFREY B. DEBOER Jeffrey B. DeBoer	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ M. L. DICK HEIMANN M. L. Dick Heimann	Director, President and Chief Operating Officer

/s/ R. BRADFORD GRAY R. Bradford Gray	Director and Executive Vice President

/s/ THOMAS BECKER Thomas Becker	Director

/s/ W. DOUGLAS MORELAND W. Douglas Moreland	Director

/s/ GERALD F. TAYLOR Gerald F. Taylor	Director

/s/ WILLIAM J. YOUNG William J. Young	Director

Independent Auditors’ Report

The Board of Directors and Stockholders
Lithia Motors, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lithia Motors, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. As discussed in note 15 to the financial statements, effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, "Business Combinations," and certain provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001.

KPMG LLP

Portland, Oregon
February 7, 2002

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,

	2001	2000

Assets
Current Assets:
Cash and cash equivalents	$59,855	$38,789
Trade receivables, net of allowance for doubtful accounts of $504 and $346	33,196	32,273
Notes receivable, current portion, net of allowance for doubtful accounts of $700 and $988	1,361	1,933
Inventories, net	275,398	314,290
Vehicles leased to others, current portion	5,554	4,961
Prepaid expenses and other	3,759	4,276
Deferred income taxes	1,286	—

Total Current Assets	380,409	396,522
Land and buildings, net of accumulated depreciation of $2,098 and $1,261	84,739	60,788
Equipment and other, net of accumulated depreciation of $9,695 and $7,173	37,238	29,452
Notes receivable, less current portion	244	1,485
Vehicles leased to others, less current portion	122	2,962
Goodwill, net of accumulated amortization of $9,407 and $6,219	149,742	133,871
Other intangible assets	7,107	—
Other non-current assets, net of accumulated amortization of $312 and $182	3,343	2,923

Total Assets	$662,944	$628,003

Liabilities and Stockholders’ Equity
Current Liabilities:
Flooring notes payable	$211,947	$255,137
Current maturities of long-term debt	10,203	5,342
Trade payables	16,894	13,651
Accrued liabilities	36,531	22,086
Deferred income taxes	—	1,389

Total Current Liabilities	275,575	297,605
Used Vehicle Flooring Facility	69,000	59,000
Real Estate Debt, less current maturities	40,693	28,898
Other Long-Term Debt, less current maturities	55,137	43,688
Deferred Revenue	1,481	1,993
Other Long-Term Liabilities	8,181	6,900
Deferred Income Taxes	9,380	8,144

Total Liabilities	459,447	446,228

Stockholders’ Equity:
Preferred stock — no par value; authorized 15,000 shares; 15 shares designated Series M Preferred; issued and outstanding 9.7 and 14.9	5,806	8,915
Class A common stock — no par value; authorized 100,000 shares; issued and outstanding 8,894 and 8,412	113,553	108,565
Class B common stock authorized 25,000 shares; issued and outstanding 4,040 and 4,087	502	508
Additional paid-in capital	507	306
Accumulated other comprehensive income (loss)	(2,091)	15
Retained earnings	85,220	63,466

Total Stockholders’ Equity	203,497	181,775

Total Liabilities and Stockholders’ Equity	$662,944	$628,003

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,

	2001	2000	1999

Revenues:
New vehicle sales	$990,615	$898,016	$673,339
Used vehicle sales	582,565	480,846	375,562
Service, body and parts	187,725	164,002	120,722
Finance and insurance	71,685	58,025	46,422
Fleet and other	40,598	57,722	26,614

Total revenues	1,873,188	1,658,611	1,242,659
Cost of sales	1,566,713	1,391,042	1,043,373

Gross profit	306,475	267,569	199,286
Selling, general and administrative	239,042	195,500	146,381
Depreciation — buildings	1,261	994	366
Depreciation — equipment and other	4,221	3,425	3,274
Amortization	3,793	3,186	1,933

Income from operations	58,158	64,464	47,332
Other income (expense):
Floorplan interest expense	(14,497)	(17,728)	(11,105)
Other interest expense	(7,822)	(7,917)	(4,250)
Other income, net	(410)	716	74

	(22,729)	(24,929)	(15,281)

Income before income taxes	35,429	39,535	32,051
Income tax expense	(13,675)	(15,222)	(12,877)

Net income	$21,754	$24,313	$19,174

Basic net income per share	$1.63	$1.78	$1.67

Shares used in basic net income per share	13,371	13,652	11,506

Diluted net income per share	$1.60	$1.76	$1.60

Shares used in diluted net income per share	13,612	13,804	11,998

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 1999, 2000 and 2001
(In thousands, except share data)

			Common Stock					Accumulated
								Other
	Series M Preferred Stock		Class A		Class B		Additional	Compre-		Total
							Paid In	hensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Equity

Balance at December 31, 1998	—	$—	6,105,237	$70,871	4,110,000	$511	$150	$—	$19,979	$91,511
Net income	—	—	—	—	—	—	—	—	19,174	19,174
Issuance of Class A Common Stock in connection with acquisitions	—	—	1,611,173	30,638	—	—	4,500	—	—	35,138
Issuance of stock in connection with employee stock plans	—	—	85,053	821						821
Compensation for stock option issuances	—	—	—	—	—	—	78	—	—	78
Conversion of Class B Common Stock into Class A Common Stock	—	—	23,000	3	(23,000)	(3)	—
Issuance of Series M Preferred Stock in connection with acquisition	10,360	6,216	—	—	—	—	2,700	—	—	8,916

Balance at December 31, 1999	10,360	6,216	7,824,463	102,333	4,087,000	508	7,428	—	39,153	155,638
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	24,313	24,313
Unrealized gain on investments	—	—	—	—	—	—	—	15	—	15

Total comprehensive income										24,328
Issuance of stock in connection with acquisitions	4,499	2,699	303,542	4,500	—	—	(7,200)	—	—	(1)
Issuance of stock in connection with employee stock plans	—	—	324,082	2,213	—	—	—	—	—	2,213
Repurchase of Class A Common Stock	—	—	(40,000)	(481)	—	—	—	—	—	(481)
Compensation for stock option issuances	—	—	—	—	—	—	78	—	—	78

Balance at December 31, 2000	14,859	8,915	8,412,087	108,565	4,087,000	508	306	15	63,466	181,775
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	21,754	21,754
Unrealized loss on investments,net	—	—	—	—	—	—	—	(26)	—	(26)
Cash flow hedges:
Cumulative effect of adoption of SFAS 133, net of tax effect of $594	—	—	—	—	—	—	—	(948)	—	(948)
Net derivative losses, net of tax effect of $1,237	—	—	—	—	—	—	—	(1,963)	—	(1,963)
Reclassification adjustment, net of tax effect of $(523)	—	—	—	—	—	—	—	831	—	831

Total comprehensive income										19,648
Issuance of stock in connection with employee stock plans	—	—	169,492	1,873	—	—	—	—	—	1,873
Conversion of Series M Preferred Stock	(5,183)	(3,109)	265,247	3,109	—	—	(20)	—	—	(20)
Conversion of Class B Common Stock	—	—	47,281	6	(47,281)	(6)	—	—	—	—
Compensation for stock option issuances	—	—	—	—	—	—	221	—	—	221

Balance at December 31, 2001	9,676	$5,806	8,894,107	$113,553	4,039,719	$502	$507	$(2,091)	$85,220	$203,497

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$21,754	$24,313	$19,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,275	7,605	5,573
Compensation related to stock option issuances	221	78	78
(Gain) loss on sale of assets	(43)	55	(4)
(Gain) loss on sale of vehicles leased to others	(20)	13	253
Gain on sale of franchise	(352)	—	—
Deferred income taxes	(97)	196	(1,673)
Equity in income of affiliate	87	(30)	(61)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(1,007)	(3,701)	2,940
Inventories	64,200	1,814	(20,094)
Prepaid expenses and other	654	(391)	845
Other noncurrent assets	(663)	(1,426)	(378)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	(58,321)	7,083	16,012
Trade payables	3,243	814	(13,570)
Accrued liabilities	10,958	(1,368)	4,492
Other liabilities	(630)	1,232	8,794

Net cash provided by operating activities	49,259	36,287	22,381
Cash flows from investing activities:
Notes receivable issued	(902)	(734)	(806)
Principal payments received on notes receivable	2,715	4,197	6,977
Capital expenditures:
Maintenance	(4,439)	(3,599)	(1,812)
Financeable real estate and other	(26,247)	(22,384)	(12,774)
Proceeds from sale of assets	7,635	1,140	1,779
Proceeds from sale of vehicles leased to others	4,675	6,597	7,805
Expenditures for vehicles leased to others	(6,228)	(9,701)	(8,102)
Cash paid for acquisitions, net of cash acquired	(45,496)	(56,660)	(35,020)
Cash from sale of franchises	7,060	1,287	—
Distribution from affiliate	—	380	1,268

Net cash used in investing activities	(61,227)	(79,477)	(40,685)
Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	24,000	54,120	31,380
Payments on capital lease obligations	(132)	(107)	(1,018)
Principal payments on long-term debt	(9,776)	(13,560)	(13,175)
Proceeds from issuance of long-term debt	17,089	9,430	9,781
Repurchase of common stock	—	(481)	—
Proceeds from issuance of common stock	1,853	2,213	821

Net cash provided by financing activities	33,034	51,615	27,789

Increase in cash and cash equivalents	21,066	8,425	9,485
Cash and cash equivalents:
Beginning of year	38,789	30,364	20,879

End of year	$59,855	$38,789	$30,364

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$23,282	$25,580	$15,330
Cash paid during the period for income taxes	12,657	15,266	11,469
Supplemental schedule of noncash investing and financing activities:
Stock issued in connection with acquisitions	$—	$—	$44,053
Debt assumed/issued in connection with acquisitions	—	5,978	5,657
Termination of capital lease	58	—	2,431
Assets acquired with debt	6,982	—	—
Debt extinguished through refinancing	10,840	—	—

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 and 1999

(1)	Summary of Significant Accounting Policies

     Organization and Business

     Lithia is a leading operator of automotive franchises and retailer of new and used vehicles and services through a well-developed franchise system with its automotive manufacturer partners. As of February 22, 2002, we offered 24 brands of new vehicles through 123 franchises in 65 stores in the western United States and over the Internet. As of February 22, 2002, we operate 16 stores in Oregon, 11 in California, 10 in Washington, 7 in Colorado, 7 in Idaho, 5 in Nevada, 4 in Texas, 3 in South Dakota and 2 in Alaska. Lithia sells new and used cars and light trucks; sells replacement parts; provides vehicle maintenance, warranty, paint and repair services; and arranges related financing and insurance for its automotive customers.

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

     Inventories

     The Company accounts for inventories at the lower of market value or cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method for parts (collectively, the FIFO method).

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are being depreciated over their estimated useful lives, principally on the straight-line basis. The range of estimated useful lives is as follows:

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

     Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on a straight-line basis over the shorter of the useful life or the term of the lease and is included in depreciation expense.

     Investment in Affiliate

     The Company has a 20% interest in Lithia Properties, LLC, of which the other members are Sidney DeBoer (35%), M. L. Dick Heimann (30%) and three of Mr. DeBoer’s children (5% each). The investment is accounted for using the equity method, with a carrying value of $34,000 and $131,000 at December 31, 2001 and 2000, respectively.

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

     We are aware of contamination at certain of our current and former facilities, and we are in the process of conducting investigations and/or remediation at some of these properties. Based on our current information, any costs or liabilities relating to such contamination, other environmental matters or compliance with environmental regulations are not expected to have a material adverse effect on our results of operations or financial condition. There can be no assurances, however, that additional environmental matters will not arise or that new conditions or facts will not develop in the future at our current or formerly owned or operated facilities, or at sites that we may acquire in the future, that will result in a material adverse effect on our results of operations or financial condition.

     Income Taxes

     Income taxes are accounted for under the asset and liability method as prescribed by Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Computation of Per Share Amounts

     Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Following is a reconciliation of basic EPS and diluted EPS (in thousands, except per share amounts):

YEAR ENDED DECEMBER 31,	2001			2000			1999

			Per			Per			Per
			Share			Share			Share
Basic EPS	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Income available to Common Stockholders	$21,754	13,371	$1.63	$24,313	13,652	$1.78	$19,174	11,506	$1.67

Diluted EPS
Stock Options	—	241		—	152		—	364
Contingent issuances	—	—		—	—		—	128

Income available to Common Stockholders	$21,754	13,612	$1.60	$24,313	13,804	$1.76	$19,174	11,998	$1.60

     451,000, 683,000 and 34,000 shares issuable pursuant to stock options have not been included in the above calculations for 2001, 2000 and 1999, respectively, since they would have been antidilutive, or “not in the money.”

     Advertising

     The Company expenses production and other costs of advertising as incurred. Advertising expense was $15.7 million, $15.3 million and $11.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Goodwill

     Goodwill represents the excess purchase price over fair value of net assets acquired, which is not allocable to separately identifiable intangible assets. Goodwill acquired prior to July 1, 2001 continued to be amortized on the straight-line basis over the expected period to be benefited of forty years. Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which will be fully adopted in the first quarter of 2002, goodwill acquired after June 30, 2001 was not amortized, but, instead, will be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Upon full adoption of SFAS No. 142, all goodwill will cease to be amortized. See also Note 15 “Recent Accounting Pronouncements.”

     Other Intangible Assets

     Other intangible assets represent the franchise value of stores acquired since July 1, 2001. All of the Company’s other intangible assets have indefinite useful lives and therefore are not amortized, but instead will be tested for impairment in accordance with SFAS No. 142. See also Note 15 “Recent Accounting Pronouncements.”

     Concentrations of Credit Risk

     Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. Receivables from all manufacturers accounted for 33.4% and 36.4%, respectively, of total accounts receivable at December 31, 2001 and 2000. Included in the 33.4% are two manufacturers who accounted for 12.6% and 7.4%, respectively, of the total accounts receivable balance at December 31, 2001. Included in the 36.4% are two manufacturers who accounted for 12.5% and 10.3%, respectively, of the total accounts receivable balance at December 31, 2000.

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash deposits. The Company generally is exposed to credit risk from balances on deposit in financial institutions in excess of the FDIC-insured limit.

     Financial Instruments and Market Risks

     The carrying amount of cash equivalents, trade receivables, trade payables, accrued liabilities and short term borrowings approximates fair value because of the short-term nature of these instruments. The fair values of long-term debt and notes receivable for leased vehicles accounted for as sales-type leases were estimated by discounting the future cash flows using market interest rates and do not differ significantly from that reflected in the financial statements.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Lithia has variable rate floor plan notes payable and other credit line borrowings that subject it to market risk exposure. At December 31, 2001 Lithia had $344.2 million outstanding under such facilities at interest rates ranging from 3.38% to 4.63% per annum. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

     Lithia also subjects itself to credit risk and market risk by entering into interest rate swaps. See Note 5. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high quality institutions, whose credit rating is higher than Aa.

     Derivative Financial Instruments

     Lithia enters into interest rate swap agreements to reduce its exposure to market risks from changing interest rates. The difference between interest paid and interest received, which may change as market interest rates change, is accrued and recognized as interest expense. If a swap is terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately if the item hedged does not remain outstanding. If the swap is not terminated prior to maturity, but the underlying hedged item is no longer outstanding, the interest rate swap is marked to market, and any unrealized gain or loss is recognized immediately.

     Effective January 1, 2001, Lithia adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities” (collectively, “the Standards”). The Standards require that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Upon adoption of the Standards, the Company recorded a liability of $1.5 million and a corresponding, net-of-tax, cumulative-effect-type adjustment of $948,000 in accumulated other comprehensive income to recognize, at fair value, all derivatives that are designated as cash-flow hedging instruments.

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

     Finance fees represent revenue earned by the Company for notes placed with financial institutions in connection with customer vehicle financing net of estimated chargebacks. Finance fees are recognized in income upon acceptance of the credit by the financial institution. Insurance income represents commissions earned on credit life, accident and disability insurance sold in connection with the vehicle on behalf of third party insurance companies. Commissions from third party service contracts are recognized upon sale. Insurance commissions are recognized in income upon customer acceptance of the insurance terms as evidenced by contract execution. Finance fees and service contract and insurance commissions, net of administration fees and anticipated cancellations, are classified as other operating revenue in the accompanying consolidated statements of operations.

     Comprehensive Income

     Comprehensive income includes the unrealized gain on investments and the fair value of cash flow hedging instruments that are reflected in stockholders’ equity instead of net income.

     Major Supplier and Dealer Agreements

     The Company purchases substantially all of its new vehicles and inventory from various manufacturers at the prevailing prices charged by the auto maker to all franchised dealers. The Company’s overall sales could be impacted by the auto maker’s inability or unwillingness to supply the dealership with an adequate supply of popular models.

     The Company enters into agreements (Dealer Agreements) with the manufacturers. The Dealer Agreements generally limit the location of the dealership and provide the auto maker approval rights over changes in dealership management and ownership. The automakers are also entitled to terminate the Dealer Agreements if the dealership is in material breach of the terms. The Company’s ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional dealerships.

     Stock-Based Compensation Plans

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The Company adopted the disclosure option of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123 requires that companies, which do not choose to account for stock-based compensation as prescribed by this statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS 123.

     Segment Reporting

     The Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), “Disclosures about Segments of an Enterprise and Related Information,” for the year ended December 31, 1998. Based upon definitions contained within SFAS 131, the Company has determined that it operates in one segment, automotive retailing.

     Reclassifications

     Certain items previously reported in specific financial statement captions have been reclassified to conform with the current presentation.

(2)	Inventories and Related Notes Payable

     The new and used vehicle inventory, collateralizing related notes payable, and other inventory were as follows (in thousands):

	December 31,

	2001		2000

	Inventory	Notes	Inventory	Notes
	Cost	Payable	Cost	Payable

New and program vehicles	$191,598	$211,947	$239,185	$255,137
Used vehicles	67,018	69,000	58,136	59,000
Parts and accessories	16,782	—	16,969	—

Total inventories	$275,398	$280,947	$314,290	$314,137

     The inventory balance is generally reduced by manufacturer’s purchase discounts. Such reductions are not reflected in the related floor plan liability.

     All new vehicles are pledged to collateralize floor plan notes payable to financial institutions. The floor plan notes payable bear interest, payable monthly on the outstanding balance, at a rate of interest determined by the lender, subject to incentives. The new vehicle floor plan notes are due when the related vehicle is sold. As such, these floor plan notes payable are shown as a current liability in the accompanying consolidated balance sheets.

     Used vehicles are pledged to collateralize a $150 million line of credit. The line of credit is due in November 2003.

(3)	Property, Plant and Equipment (in thousands)

December 31,	2001	2000

Buildings and improvements	$34,147	$28,365
Service equipment	9,872	8,522
Furniture, signs and other equipment	31,701	24,857

	75,720	61,744
Less accumulated depreciation — buildings	(2,098)	(1,261)
Less accumulated depreciation — equipment and other	(9,695)	(7,173)

	63,927	53,310
Land	41,607	28,659
Construction in progress, buildings	11,082	5,025
Construction in progress, other	5,361	3,246

	$121,977	$90,240

(4)	Vehicles Leased to Others and Related Lease Receivables (in thousands)

December 31,	2001	2000

Vehicles leased to others	$6,467	$8,684
Less accumulated depreciation	(791)	(761)

	5,676	7,923
Less current portion	(5,554)	(4,961)

	$122	$2,962

     Vehicles leased to others are stated at cost and depreciated over their estimated useful lives (5 years) on a straight-line basis. Lease receivables result from customer, employee and fleet leases of vehicles under agreements that qualify as operating leases. Leases are cancelable at the option of the lessee after providing 30 days written notice.

(5)	Derivative Financial Instruments

     We believe it is prudent to limit the variability of a portion of our interest payments. Accordingly, we have entered into interest rate swaps to manage the variability of our interest rate exposure, thus leveling a portion of our interest expense in a rising or falling rate environment. At December 31, 2001, we had hedged approximately 17.8% of our flooring debt.

     The interest rate swaps change the variable-rate cash flow exposure on a portion of the flooring debt to fixed rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating fixed rate flooring debt.

     We have entered into the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•	effective September 1, 2000—a five year, $25 million interest rate swap at a fixed rate of 6.88% per annum.

•	effective November 1, 2000—a three year, $25 million interest rate swap at a fixed rate of 6.47% per annum.

     We earn interest on both of the $25 million interest rate swaps at the one-month LIBOR rate adjusted on the first and sixteenth of every month and we are obligated to pay interest at the fixed rate set for each swap (6.88% or 6.47% per annum) on the same amount. The difference between interest earned and the interest obligation accrued is received or paid each month and is recorded in the statement of operations as flooring interest expense. The one-month LIBOR rate at December 31, 2001 was 1.87% per annum.

     We do not enter into derivative instruments for any purpose other than to manage interest rate exposure. That is, we do not speculate using derivative instruments.

     The fair value of interest rate swap agreements and the amount of hedging losses deferred on interest rate swaps was $3.4 million and $1.5 million, respectively, at December 31, 2001 and 2000. Changes in the fair value of the interest rate swaps are reported, net of related income taxes, in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the flooring debt affects earnings. Because the critical terms of the interest rate swap and the underlying debt obligation are the same, there was no ineffectiveness recorded in interest expense.

     Incremental interest expense incurred as a result of the interest rate swaps was $1.4 million and $10,000, respectively in 2001 and 2000. Interest expense savings on un-hedged debt as a result of decreasing interest rates during 2001 was approximately $6.4 million.

     At current interest rates, we estimate that we will incur additional interest expense, net of tax, of approximately $1.5 million related to our interest rate swaps during 2002.

(6)	Notes Receivable Under Sales-Type Leases

     At one of its locations, the Company leases vehicles to customers under sales-type leases. The following lists the components of the net investment in sales-type leases, classified as a component of notes receivable in the consolidated balance sheets (in thousands).

December 31,	2001	2000

Total minimum lease payments to be received	$1,418	$3,681
Allowance for uncollectible notes and repossession losses	(431)	(599)

	987	3,082
Unearned interest income	(115)	(405)

	$872	$2,677

     Future minimum lease payments to be received on the notes receivable after December 31, 2001 are as follows (in thousands):

Year ending December 31,

2002	$1,095
2003	266
2004	57

Total	$1,418

(7)	Lines of Credit and Long-Term Debt

     We have credit facilities with Ford Motor Credit Company totaling $530 million, which expire December 1, 2003, with interest due monthly. The facilities include $250 million for new and program vehicle flooring, $150 million for used vehicle flooring and $130 million for store acquisitions. We also have the option to convert the acquisition line into a five-year term loan.

     The credit lines with Ford Motor Credit are cross-collateralized and are secured by inventory, accounts receivable, intangible assets and equipment. We pledged to Ford Motor Credit the stock of all of our subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores.

     The financial covenants in our agreement with Ford Motor Credit require us to maintain compliance with, among other things, (1) specified ratios total debt to tangible base capital; (2) specified ratios of total adjusted debt to tangible base capital; (3) specific current ratio; (4) specific fixed charge coverage ratio; and (5) positive net cash. The Ford Motor Credit agreements also preclude the payment of cash dividends without prior consent. We were in compliance with all such covenants at December 31, 2001.

     Toyota Financial Services, DaimlerChrysler Financial Corporation and General Motors Acceptance Corporation have agreed to floor all of our new vehicles for their respective brands with Ford Motor Credit serving as the primary lender for all other brands. These new vehicle lines are secured by new vehicle inventory of the relevant brands.

     We also have a real estate line of credit with Toyota Financial Services totaling $18 million, which expires July 2, 2006. This line of credit is secured by the real estate financed under this line of credit. In February 2002, this line of credit was increased to $40 million.

     In addition, U.S. Bank N.A. has extended a $27.5 million revolving line of credit for leased vehicles and equipment purchases, which expires January 31, 2004.

     Interest rates on all of the above facilities are variable and ranged from 3.38% to 4.63% at December 31, 2001. Amounts outstanding on the lines at December 31, 2001 together with amounts remaining available under such lines were as follows (in thousands):

		Remaining
	Outstanding at	Availability as of
	December 31, 2001	December 31, 2001

New and Program Vehicle Lines	$211,947	$ *
Used Vehicle Line	69,000	81,000
Acquisition Line	22,000	108,000
Real Estate Lines	13,740	4,260
Equipment/Leased Vehicle Line	27,500	0

	$344,187	$193,260

*	There are no formal limits on the new and program vehicle lines with certain lenders.

Long-term debt consists of the following (in thousands):

December 31,	2001	2000

Equipment & lease vehicle line of credit	$27,500	$27,500
Acquisition line of credit	22,000	8,000
Used vehicle flooring line of credit	69,000	59,000
Mortgages payable in monthly installments of $219, including interest between 3.67% and 9.00%, maturing fully December 2019; secured by land and buildings	48,916	30,571
Notes payable in monthly installments of $21 plus interest between 5.25% and 8.00%, maturing at various dates through 2006; secured by vehicles leased to others	1,849	1,819
Notes payable related to acquisitions, with interest rates between 5.50% and 8.50%, maturing at various dates through December 2010	5,751	9,831
Capital lease obligations, net of interest of $1 and $22, respectively, with monthly lease payments of $1 and termination dates through 2003	17	207

	175,033	136,928
Less current maturities	(10,203)	(5,342)

	$164,830	$131,586

     The schedule of future principal payments on long-term debt after December 31, 2001 is as follows (in thousands):

Year ending December 31,

2002	$10,203
2003	95,732
2004	29,187
2005	3,388
2006	16,242
Thereafter	20,281

Total principal payments	$175,033

(8)	Stockholders’ Equity

     The shares of Class A Common Stock are not convertible into any other series or class of the Company’s securities. However, each share of Class B Common Stock is freely convertible into one share of Class A Common Stock at the option of the holder of the Class B Common Stock. All shares of Class B Common Stock shall automatically convert to shares of Class A Common Stock (on a share-for-share basis, subject to the adjustments) on the earliest record date for an annual meeting of the Company stockholders on which the number of shares of Class B Common Stock outstanding is less than 1% of the total number of shares of Common Stock outstanding. Shares of Class B Common Stock may not be transferred to third parties, except for transfers to certain family members and in other limited circumstances.

     Holders of Class A Common Stock are entitled to one vote for each share held of record, and holders of Class B Common Stock are entitled to ten votes for each share held of record. The Class A Common Stock and Class B Common Stock vote together as a single class on all matters submitted to a vote of stockholders.

     In 1999, the Company authorized 15,000 shares of Series M Redeemable, Convertible Preferred Stock (“Series M Preferred Stock”). In May 1999, in connection with the acquisition of Moreland Automotive Group, the Company issued 10,360 shares of Series M Preferred Stock. The Series M Preferred Stock votes with Class A Common Stock on an as if converted basis. The Series M Preferred Stock is convertible into Class A Common Stock at the option of the Company at any time and at the option of the holder under limited circumstances. The Series M Preferred Stock is redeemable at the option of the Company. The Series M Preferred Stock converts into Class A Common Stock based on a formula that divides the average Class A Common Stock price for a certain 15-day period into one thousand and then multiplies by the number of Series M Preferred Shares being converted. The Series M Preferred Stock does not have a dividend preference, but participates in any dividends on an as if converted basis. The Series M Preferred Stock has a $1,000 per share liquidation preference.

     In the first quarter of 2000, the Company issued 303,542 shares of Class A Common Stock and 4,499 shares of Series M Preferred Stock in order to satisfy contingent payout requirements related to the Moreland acquisition.

     In June 2001, the Company converted 5,183 shares of Series M Preferred Stock with an aggregate conversion price of $5.2 million into an aggregate of 265,247 shares of Class A Common Stock.

(9)	Income Taxes

     Income tax expense for 2001, 2000 and 1999 was as follows (in thousands):

Year Ended December 31,	2001	2000	1999

Current:
Federal	$13,074	$12,705	$10,382
State	2,040	2,194	1,979

	15,114	14,899	12,361

Deferred:
Federal	(1,264)	328	411
State	(175)	(5)	105

	(1,439)	323	516

Total	$13,675	$15,222	$12,877

     Individually significant components of the deferred tax assets and liabilities are presented below (in thousands):

December 31,	2001	2000

Deferred tax assets:
Allowance and accruals	$4,006	$2,164
Deferred revenue and cancellation reserves	3,383	2,786

Total deferred tax assets	7,389	4,950

Deferred tax liabilities:
LIFO recapture and acquired LIFO inventories differences	(3,773)	(7,555)
Employee benefit plans	(1,724)	(1,084)
Goodwill	(7,193)	(4,544)
Property and equipment, principally due to differences in depreciation	(2,793)	(1,300)

Total deferred tax liabilities	(15,483)	(14,483)

Total	$(8,094)	$(9,533)

     The reconciliation between amounts computed using the federal income tax rate of 35% and the Company’s income tax expense for 2001, 2000 and 1999 is shown in the following tabulation.

For the Year Ended December 31,	2001	2000	1999

Computed “expected” tax expense	$12,400	$13,837	$11,218
State taxes, net of federal income tax benefit	1,174	1,464	1,311
Nondeductible goodwill	468	443	261
Other	(367)	(522)	87

Income tax expense	$13,675	$15,222	$12,877

(10)	Commitments and Contingencies

     Recourse Paper

     The Company is contingently liable to banks for recourse paper assumed at the time of acquisition when the Company does a corporate purchase. Following the acquisition, the Company does not enter into further recourse transactions. The contingent liability, net of reserves, at December 31, 2001 and 2000 was approximately $322,000 and $907,000, respectively.

     The Company’s potential loss is limited to the difference between the present value of the installment contract at the date of the repossession and the amount for which the vehicle is resold. Based upon historical loss percentages, an estimated loss reserve of $573,000 and $540,000 is reflected in the Company’s consolidated balance sheets as of December 31, 2001 and 2000, respectively. The reserves were established as a purchase price adjustment as the result of several acquisitions.

     Leases

     The Company leases certain of its facilities under noncancelable operating leases. These leases expire at various dates through 2021. Certain lease commitments are subject to escalation clauses of an amount equal to the cost of living based on the “Consumer Price Index — U.S. Cities Average — All Items for all Urban Consumers” published by the U.S. Department of Labor.

     The minimum lease payments under the operating leases after December 31, 2001 are as follows (in thousands):

Year ending December 31,

2002	$16,596
2003	15,530
2004	14,797
2005	14,467
2006	13,443
Thereafter	51,758

Total minimum lease payments	$126,591

     Rental expense for all operating leases was $15.9 million, $13.8 million and $9.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Capital Commitments

     At December 31, 2001, the Company had capital commitments of approximately $9.0 million for the construction of three new store facilities and additions to two existing facilities, all of which is anticipated to be incurred in 2002. Lithia expects to pay for the construction out of existing cash balances until completion of the projects, at which time Lithia anticipates securing long-term financing and general borrowings from third party lenders for 85% to 100% of the amounts expended.

     Litigation

     The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

(11)	Profit Sharing Plan

     The Company has a defined contribution plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of the Board of Directors of the Company. Contributions of $1.1 million, $166,000 and $591,000 were recognized for the years ended December 31, 2001, 2000 and 1999, respectively. Employees may contribute to the plan under certain circumstances.

(12)	Stock Incentive Plans

     The Company’s 2001 Stock Option Plan (‘the 2001 Plan”), which was approved by the stockholders of the Company in May 2001, allows for the granting of up to a total of 600,000 incentive and nonqualified stock options to officers, key employees and consultants of the Company and its subsidiaries. Upon approval of the 2001 Plan, the Company’s 1996 Stock Incentive Plan (the “1996 Plan”) and its Non-Discretionary Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”) were terminated. However, options then outstanding under the 1996 Plan and the Directors’ Plan remained outstanding and exercisable pursuant to their original terms. Options canceled under the 1996 Plan and the Directors’ Plan do not return to the pool of options to be granted again in the future. All of the option plans are administered by the Compensation Committee of the Board and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control of the Company. Options become exercisable over a period of up to ten years from the date of grant and at exercise prices as determined by the Board. At December 31, 2001, 1,697,345 shares of Class A Common Stock were reserved for issuance under the plans, of which 287,600 were available for future grant.

     Activity under the plans is as follows (in thousands):

	Shares
	Available	Shares Subject to	Weighted Average
	for Grant	Options	Exercise Price

Balances, December 31, 1998	496	547	$5.80
Additional shares reserved	615	—	—
Options granted	(260)	260	17.83
Options canceled	3	(3)	14.75
Options exercised	—	(35)	3.98

Balances, December 31, 1999	854	769	9.92
Options granted	(668)	668	13.17
Options canceled	58	(58)	13.39
Options exercised	—	(190)	3.20

Balances, December 31, 2000	244	1,189	12.65
Additional shares reserved	600	—	—
Option shares canceled upon approval of the 2001 Plan	(244)	—	—
Options granted	(312)	312	19.24
Options canceled	—	(64)	16.21
Options exercised	—	(27)	8.78

Balances, December 31, 2001	288	1,410	$14.02

     The Board of Directors approved the issuance of non-qualified options during 2000 to certain members of senior management at an exercise price of $1.00 per share. These options were issued with five-year cliff vesting as a means to encourage long-term employment from certain members of the senior management group. Compensation expense, which is equal to the difference between the market price and the exercise price, is recognized ratably in accordance with the vesting schedules.

     In 1998, the Board of Directors of the Company and the stockholders approved the implementation of an Employee Stock Purchase Plan (the “Purchase Plan”), and reserved a total of 250,000 shares of Class A Common Stock for issuance under the Purchase Plan. In 2000, the stockholders approved an increase in the total number of shares of Class A Common Stock reserved for issuance under the Purchase Plan to 500,000 shares. The Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board. Eligible employees are entitled to invest up to 10 percent of their base pay for the purchase of stock. The purchase price for shares purchased under the Purchase Plan is 85 percent of the lesser of the fair market value at the beginning or end of the purchase period. A total of 142,433, 133,762 and 49,808 shares of the Company’s Class A Common Stock were issued under the Purchase Plan during 2001, 2000 and 1999, respectively, and 165,071 remained available for issuance at December 31, 2001.

     During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 Accounting for Stock-Based Compensation (SFAS 123), which defines a fair value based method of accounting for employee stock options and similar equity instruments. As permitted under SFAS 123, the Company has elected to continue to account for its stock-based compensation plans under Accounting Principal Board Opinion No. 25 Accounting for Stock Issued to Employees (APB 25), and related interpretations. Accordingly, no compensation expense has been recognized for any of the Company’s option plans or for the Purchase Plan (collectively the “Plans”).

     The Company has computed, for pro forma disclosure purposes, the value of options granted under the Plans, using the Black-Scholes option pricing model as prescribed by SFAS 123, using the weighted average assumptions for grants as follows:

For the Year Ended December 31,	2001	2000	1999

Risk-free interest rate	5.00%	6.50%	5.50%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	8.0 years	7.0 years	7.0 years
Expected volatility	46.72%	47.47%	49.91%

     Using the Black-Scholes methodology, the total value of options granted during 2001, 2000 and 1999 was $3.9 million, $6.5 million and $2.9 million, respectively, which would be amortized on a pro forma basis over the vesting period of the options, typically four to five years. The weighted average fair value of options granted during 2001, 2000 and 1999 was $8.30, $7.79 and $9.17 per share, respectively. If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company’s net income and net income per share would approximate the pro forma disclosures below (net income in thousands):

For the Year Ended
December 31,	2001		2000		1999

	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma

Net income	$21,754	$19,416	$24,313	$22,028	$19,174	$17,965
Basic net income per share	$1.63	$1.45	$1.78	$1.61	$1.67	$1.55
Diluted net income per share	$1.60	$1.45	$1.76	$1.61	$1.60	$1.52

     The following table summarizes stock options outstanding at December 31, 2001:

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted	Number of	Weighted
Range of	Number	Remaining	Average	Shares	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Prices	at 12/31/01	Life (years)	Price	at 12/31/01	Price

$1.00	91,656	7.9	$1.00	22,430	$1.00
$3.02	137,357	2.3	$3.02	137,357	$3.02
$10.41-$12.49	235,976	8.5	$11.72	56,920	$11.54
$12.50-$14.58	47,710	6.7	$13.43	19,988	$13.16
$14.59-$16.66	241,921	5.7	$15.70	63,806	$15.78
$16.67-$18.74	264,030	7.1	$17.00	68,830	$16.99
$18.75-$20.83	391,095	9.2	$19.35	31,202	$20.06

$1.00-$20.83	1,409,745	7.2	$14.02	400,533	$10.39

     At December 31, 2000 and 1999, 245,980 and 306,986 shares were exercisable at weighted average exercise prices of $9.01 and $5.03, respectively.

(13)	Related Party Transactions

     Lithia Properties, LLC, owned certain of the real property on which the Company’s business is located. The Company owns a 20% interest in Lithia Properties, LLC. Through 2000, the Company leased such facilities under various lease agreements from Lithia Properties, LLC. Selling, general and administrative expense includes rental expense of $0, $19,000, and $706,000 and for the years ended December 31, 2001, 2000, and 1999 respectively relating to these properties.

     In June 1999, Lithia Properties, LLC completed its sale of certain real estate holdings in the Southern Oregon region to Capital Automotive Real Estate Investment Trust (“Capital”), an unrelated party, for $18.3 million. As a result of this sale, the Company received a distribution for its portion of the realized gain, totaling approximately $1.2 million, which will be realized ratably over the 12-year life of the new lease. The Company now leases such properties from Capital for amounts that are not materially different from the lease amounts under the previous lease agreements.

     The Company provides management services to Lithia Properties, LLC. Other income includes management fees of $1,000, $1,000, and $7,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

     During 2001, 2000 and 1999, Lithia Real Estate, Inc. paid Mark DeBoer Construction, Inc. $7.9 million, $6.8 million, and $2.6 million, respectively, for remodeling certain of the Company’s facilities. These amounts included $7.1 million, $6.1 million, and $2.3 million, respectively, paid for subcontractors and materials, $16,000, $32,000 and $171,000, respectively for permits, licenses, travel and various miscellaneous fees, and $780,000, $624,000, and $226,000, respectively, for contractor fee. The Company believes the amount paid is fair in comparison with fees negotiated with independent third parties.

     In May 1999, the Company purchased certain dealerships owned by W. Douglas Moreland for total consideration of approximately $66.0 million, at which time, Mr. Moreland became a member of the Company’s Board of Directors. During the normal course of business, these dealerships paid $2.5 million, $2.8 million and $672,000 in 2001, 2000 and 1999, respectively, to other companies owned by Mr. Moreland for vehicle purchases, recourse paid to a financial lender and management fees. The Company also paid rental expense of $3.0 million, $3.2 million and $1.6 million in 2001, 2000 and 1999, respectively, to other companies owned by Mr. Moreland.

     The terms of the acquisition agreement with Mr. Moreland provided for additional consideration to be paid if the acquired entity results of operations exceeded certain targeted levels in 1999. Targeted levels were set substantially above the historical experience of the acquired entity at the time of acquisition. Such additional consideration was paid in cash and with shares of the Company’s stock and was recorded when earned in the fourth quarter of 1999 as additional purchase price. Additional consideration totaled $18.0 million, including $9.0 million in cash, $4.5 million in Class A Common Stock and $4.5 million in Series M Preferred Stock with a fair value of $2.7 million.

(14)	Acquisitions

The following acquisitions were made in 2001:

•	In January 2001, Lithia acquired the Johnson Chrysler/Jeep store in Anchorage, Alaska, which had estimated 2000 revenues of approximately $35.0 million.

•	In February 2001, Lithia acquired two stores in Pocatello, Idaho with the Honda, Dodge/Chrysler and Hyundai brands, which had combined estimated 2000 revenues of approximately $48.0 million.

•	In July 2001, Lithia acquired Barton Cadillac in Spokane Washington, which was added to Lithia Camp Chevrolet. Barton Cadillac had estimated 2000 revenues of approximately $18.0 million.

•	In August 2001, Lithia acquired the Lanny Berg Chevrolet store in Caldwell, Idaho, which had anticipated 2001 annual revenues of approximately $22.0 million.

•	In September 2001, Lithia acquired Ted Tuffy Dodge in Sioux Falls, South Dakota, which had anticipated 2001 annual revenues of approximately $35.0 million.

•	In September 2001, Lithia acquired BMW of Seattle in Seattle, Washington, which had anticipated 2001 annual revenues of approximately $60.0 million.

•	In November 2001, Lithia acquired Bellevue Chevrolet in Bellevue, Washington, which had anticipated 2001 annual revenues of approximately $75.0 million.

•	In November 2001, Lithia acquired Issaquah Chevrolet in Issaquah, Washington, which had anticipated 2001 annual revenues of approximately $50.0 million.

     The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations assuming all of the above acquisitions occurred at the beginning of the respective periods are as follows (in thousands, except per share amounts):

Year Ended December 31,	2001	2000

Total revenues	$2,112,220	$2,043,557
Net income	24,521	27,674
Basic earnings per share	1.83	2.03
Diluted earnings per share	1.78	2.00

     There are no future contingent payouts related to any of the 2001 acquisitions. The purchase price for the 2001 acquisitions was allocated as follows (in thousands):

Inventory	$36,163
Prepaid expenses and other current assets	219
Property and equipment	4,452
Goodwill	22,825
Other intangible assets — franchise value	7,107

Total assets acquired	70,766
Flooring notes payable	25,351
Other current liabilities	235

Total liabilities acquired	25,586

Net assets acquired	$45,180

     The Company anticipates that approximately 70 percent of the goodwill acquired in 2001 will be deductible for tax purposes.

     In addition to the above acquisitions, in August 2001, Lithia completed the construction of and opened Lithia Dodge of Anchorage.

     The Company acquired eight dealerships during 2000, with total estimated 1999 revenues of approximately $254 million. None of the acquisitions were individually significant and all of them were accounted for as purchase transactions.

     In May 1999, the Company acquired all of the stock of seven commonly controlled automotive dealerships constituting the Moreland Automotive Group (“Moreland”) for approximately $19.7 million in cash (which is net of $16.0 million of cash acquired), 1,272,919 shares of the Company’s Class A Common Stock with a value of approximately $24.1 million at the time of issuance, and 10,360 shares of Lithia’s newly created Series M Preferred Stock with a value of approximately $6.2 million at the time of issuance. At closing, Moreland had approximately $18.2 million of used vehicles available for flooring under the Company’s used vehicle line of credit, reducing the net investment in the acquired dealerships by that amount to a total of $47.8 million. Based on the Moreland dealerships achieving certain performance targets for 1999, additional consideration totaling $18.0 million, including $9.0 million in cash, $4.5 million in Class A Common Stock and $4.5 million in stated value Series M Preferred Stock with a fair value of $2.7 million was paid and recorded as additional purchase price.

     Unaudited pro forma results of operations including Moreland Automotive are as follows. The results of operations for other acquisitions are not included in the unaudited pro forma information as they are not materially different from actual results of the Company (in thousands, except per share amounts).

Year Ended December 31,	1999

Total revenues	$1,409,404
Net income	21,009
Basic earnings per share	1.69
Diluted earnings per share	1.65

     The unaudited pro forma results are not necessarily indicative of what actually would have occurred had the acquisitions been in effect for the entire period presented. In addition, they are not intended to be a projection of future results that may be achieved from the combined operations.

(15)	Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

     The Company adopted the provisions of SFAS No. 141 during 2001, and is adopting SFAS No. 142 effective January 1, 2002. Under SFAS No. 141, goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, were not amortized, but continued to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized and tested for impairment in accordance with the appropriate pre-SFAS No. 142 accounting requirements prior to the adoption of SFAS No. 142.

     SFAS No. 141 requires, upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company does not anticipate reclassifying any intangibles to intangibles with determinable useful lives. For intangible assets identified as having indefinite useful lives, the Company is required to test them for impairment in accordance with the provisions of SFAS No. 142 within the first interim period and recognize any impairment losses as the cumulative effect of a change in accounting principle in the first interim period. Lithia does not anticipate incurring any impairment loss charges upon adoption of SFAS No. 142.

     The adoption of SFAS No. 141 did not have a significant impact on the financial condition or results of operations of the Company. The amount of goodwill amortization relating to acquisitions after July 1, 2001 that was not recognized in 2001 as a result of the adoption of SFAS No. 141 was approximately $130,000. As of December 31, 2001, Lithia expects a reduction in annual amortization expense of approximately $3.7 million in 2002 upon adoption of SFAS No. 142.

     In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations,”, which became effective beginning in 2002. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associated with that Statement. SFAS No. 144 is effective beginning in 2002. Lithia does not anticipate that the adoption of SFAS No. 143 and SFAS No. 144 will have a material impact on its financial condition or results of operations.

(16)	Subsequent Events

     Conversion of Series M Preferred Stock

     In January 2002, 5,177 shares of Series M Preferred Stock were converted at a price of $20.77 per common share into 249,311 shares of the Company’s Class A Common Stock. After this conversion, 4,499 shares of Series M Preferred Stock remained outstanding.

     Acquisitions in 2002

     The following acquisitions were closed in the first quarter of 2002 to date:

•	In January 2002, Lithia acquired Lynn Alexander Auto Group, which is comprised of All American Chrysler/Jeep/Dodge and All American Chevrolet/Daewoo located in San Angelo, Texas and All American Chrysler/Jeep/Dodge in Big Spring, Texas. The stores have anticipated 2002 annual revenues of $115.0 million.

•	In January 2002, Lithia acquired Premier Chrysler/Jeep/Dodge in Odessa, Texas, which has anticipated 2002 annual revenues of $33.0 million.

•	In February 2002, Lithia acquired Thomason Subaru in Oregon City, Oregon, which has anticipated 2002 annual revenues of $20.0 million. The store is being renamed to Lithia Subaru of Oregon City.

     None of the above acquisitions were individually significant to the Company’s financial position or results of operations.

     Offering of Class A Common Stock

     In January 2002, the Company filed a registration statement on Form S-3 for the registration and sale of 4.0 million (4.5 million with the underwriters’ over allotment option) newly issued shares of its Class A Common Stock and 1.0 million (1.25 million with the underwriters’ over allotment option) shares from existing stockholders.