Form 10-Q
period 2002-03-31
LITHIA MOTORS INC
filed 2002-05-14
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
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

Registrant’s telephone number, including area code: 541-776-6899

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value Class B common stock without par value (Class)	13,918,581 3,918,231 (Outstanding at May 8, 2002)

LITHIA MOTORS, INC.
FORM 10-Q
INDEX

		Page

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets (Unaudited) — March 31, 2002 and December 31, 2001	2
	Consolidated Statements of Operations (Unaudited) - Three Months Ended March 31, 2002 and 2001	3
	Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2002 and 2001	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$50,877	$59,855
Trade receivables, net of allowance for doubtful accounts of $513 and $504	36,705	33,196
Notes receivable, current portion, net of allowance for doubtful accounts of $673 and $700	909	1,361
Inventories, net	337,426	275,398
Vehicles leased to others, current portion	6,280	5,554
Prepaid expenses and other	2,578	3,759
Deferred income taxes	108	1,286

Total Current Assets	434,883	380,409
Land and buildings, net of accumulated depreciation of $2,401 and $2,098	91,827	84,739
Equipment and other, net of accumulated depreciation of $10,606 and $9,695	39,219	37,238
Notes receivable, less current portion	276	244
Vehicles leased to others, less current portion	125	122
Goodwill, net of accumulated amortization of $9,407 and $9,407	157,672	149,742
Other intangible assets	13,252	7,107
Other non-current assets, net of accumulated amortization of $315 and $312	3,558	3,343

Total Assets	$740,812	$662,944

Liabilities and Stockholders’ Equity
Current Liabilities:
Flooring notes payable	$266,942	$211,947
Current maturities of long-term debt	7,463	10,203
Trade payables	20,283	16,894
Accrued liabilities	35,308	36,531

Total Current Liabilities	329,996	275,575
Used Vehicle Flooring Facility	24,000	69,000
Real Estate Debt, less current maturities	44,284	40,693
Other Long-Term Debt, less current maturities	32,863	55,137
Deferred Revenue	1,379	1,481
Other Long-Term Liabilities	8,251	8,181
Deferred Income Taxes	11,222	9,380

Total Liabilities	451,995	459,447

Stockholders’ Equity:
Preferred stock — no par value; authorized 15,000 shares; 15 shares designated Series M Preferred; issued and outstanding 4.5 and 9.7	2,699	5,806
Class A common stock — no par value; authorized 100,000 shares; issued and outstanding 13,861 and 8,894	195,147	113,553
Class B common stock authorized 25,000 shares; issued and outstanding 3,918 and 4,040	487	502
Additional paid-in capital	539	507
Accumulated other comprehensive income (loss)	(1,666)	(2,091)
Retained earnings	91,611	85,220

Total Stockholders’ Equity	288,817	203,497

Total Liabilities and Stockholders’ Equity	$740,812	$662,944

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,

	2002	2001

Revenues:
New vehicle sales	$266,839	$214,957
Used vehicle sales	182,298	136,939
Service, body and parts	52,038	45,145
Finance and insurance	19,825	15,254
Fleet and other	3,398	7,856

Total revenues	524,398	420,151
Cost of sales	440,751	351,254

Gross profit	83,647	68,897
Selling, general and administrative	67,736	55,038
Depreciation — buildings	431	325
Depreciation — equipment and other	1,234	967
Amortization	3	923

Income from operations	14,243	11,644
Other income (expense):
Floorplan interest expense	(2,337)	(4,655)
Other interest expense	(1,592)	(2,267)
Other income (expense), net	95	(79)

	(3,834)	(7,001)

Income before income taxes	10,409	4,643
Income tax expense	4,018	1,788

Net income	$6,391	$2,855

Basic net income per share	$0.43	$0.21

Shares used in basic net income per share	14,991	13,566

Diluted net income per share	$0.42	$0.21

Shares used in diluted net income per share	15,369	13,772

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,

	2002	2001

Cash flows from operating activities:
Net income	$6,391	$2,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,668	2,215
Compensation related to stock option issuances	41	55
Gain on sale of assets	(207)	(17)
Loss on sale of vehicles leased to others	18	5
Deferred income taxes	2,201	(223)
Equity in income of affiliate	—	1
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(939)	(16)
Inventories	(40,178)	2,860
Prepaid expenses and other	5,378	1,767
Other noncurrent assets	(116)	(180)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	39,184	(7,004)
Trade payables	2,952	2,947
Accrued liabilities	(1,628)	137
Other liabilities	(41)	3,296

Net cash provided by operating activities	14,724	8,698
Cash flows from investing activities:
Notes receivable issued	(41)	(255)
Principal payments received on notes receivable	551	682
Capital expenditures:
Maintenance	(1,623)	(1,354)
Financeable real estate and other	(5,643)	(6,339)
Proceeds from sale of assets	988	516
Proceeds from sale of vehicles leased to others	168	982
Expenditures for vehicles leased to others	(2,299)	(1,369)
Cash paid for acquisitions, net of cash acquired	(24,660)	(8,715)
Cash from sale of franchises	606	1,541

Net cash used in investing activities	(31,953)	(14,311)
Cash flows from financing activities:
Net repayments on lines of credit	(67,000)	(4,000)
Principal payments on all other long-term debt and capital leases	(4,443)	(1,537)
Proceeds from issuance of long-term debt	1,705	294
Net proceeds from issuance of common stock	77,989	382

Net cash provided by (used in) financing activities	8,251	(4,861)

Decrease in cash and cash equivalents	(8,978)	(10,474)
Cash and cash equivalents:
Beginning of period	59,855	38,789

End of period	$50,877	$28,315

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
The financial information included herein as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2001 is derived from our 2001 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2001 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories
Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Detail of inventory is as follows (in thousands):

	March 31, 2002	December 31, 2001

New and program vehicles	$249,807	$191,598
Used vehicles	70,359	67,018
Parts and accessories	17,260	16,782

	$337,426	$275,398

Note 3. Supplemental Cash Flow Information
Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended March 31,

	2002	2001

Cash paid during the period for income taxes	$81	$—
Cash paid during the period for interest	4,042	7,098

Note 4. Earnings Per Share
Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS. Based on an April 2001 Financial Accounting Standards Board announcement, we restated basic EPS for the three-month period ended March 31, 2001 to include the Series M Preferred Stock as common stock on an as if converted basis (in thousands, except per share amounts).

Three Months Ended March 31,	2002			2001

			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income available to common shareholders	$6,391	14,991	$0.43	$2,855	13,566	$0.21

Diluted EPS
Effect of dilutive stock options		378		—	206

Income available to common shareholders	$6,391	15,369	$0.42	$2,855	13,772	$0.21

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 34,280 and 657,815 shares, respectively, issuable pursuant to stock options, for the three month periods ended March 31, 2002 and 2001, respectively.

Note 5. Comprehensive Income
Comprehensive income includes the fair value of cash flow hedging instruments that are reflected in shareholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended March 31,

	2002	2001

Net income	$6,391	$2,855
Unrealized gain on investments, net	2	24
Cash flow hedges:
Cumulative effect of adoption of SFAS 133, net of tax effect of $594	—	(948)
Net derivative gains (losses), net of tax effect of $(33) and $563, respectively	52	(900)
Reclassification adjustment, net of tax effect of $(233) and $(48), respectively	371	78

Total comprehensive income	$6,816	$1,109

Note 6. Acquisitions
The following acquisitions were made in the first quarter of 2002:

•	In January 2002, we acquired Lynn Alexander Auto Group, which is comprised of All American Chrysler/Jeep/Dodge and All American Chevrolet/Daewoo located in San Angelo, Texas and All American Chrysler/Jeep/Dodge in Big Spring, Texas. The stores have anticipated 2002 annual revenues of $115.0 million.

•	In January 2002, we acquired Premier Chrysler/Jeep/Dodge in Odessa, Texas, which has anticipated 2002 annual revenues of $33.0 million.

•	In February 2002, we acquired Thomason Subaru in Oregon City, Oregon, which has anticipated 2002 annual revenues of $20.0 million. The store is being renamed to Lithia Subaru of Oregon City.

•	In April 2002, we acquired Village Dodge-Hyundai in Midland, Texas, which has anticipated 2002 annual revenues of $35.0 million.

The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations are not materially different from actual results of operations.

Note 7. Conversion of Series M Preferred Stock

In January 2002, 5,177 shares of Series M Preferred Stock were converted at a price of $20.77 per common share into 249,311 shares of Class A common stock. After this conversion, 4,499 shares of Series M preferred stock remained outstanding.

Note 8. Offering of Class A Common Stock

In March 2002, we registered and sold 4.5 million newly issued shares of Class A common stock and 1.25 million shares from existing stockholders. Proceeds to the Company, net of offering expenses, totaled approximately $77.2 million. In connection with the sale of shares by existing stockholders, 121,488 shares of Class B common stock were converted into a like number of shares of Class A common stock.

Note 9. Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.”

We adopted the provisions of SFAS No. 142 effective January 1, 2002. SFAS No. 141 “Business Combinations” requires, upon adoption of SFAS No. 142, that we evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the criteria in SFAS No. 141 for recognition apart from goodwill. We did not reclassify any intangibles upon adoption of SFAS No. 142. We tested our goodwill and other intangible assets with indefinite useful lives for impairment in accordance with the provisions of SFAS No. 142 during the first quarter of 2002. We determined that no impairment losses were required to be recognized. As a result of the adoption of SFAS No. 142 in the first quarter of 2002, we ceased amortization of goodwill and, therefore, did not recognize approximately $1.1 million of amortization expense that would have otherwise been recognized.

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations,” which we adopted in the first quarter of 2002. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associated with that Statement. SFAS No. 144 was also adopted in the first quarter of 2002. The adoption of SFAS No. 143 and SFAS No. 144 did not have any affect on our financial condition or results of operations.

Note 10. Subsequent Event

On May 2, 2002, the Company redeemed the remaining 4,499 outstanding shares of its Series M Preferred Stock for a total of $4.4 million from its existing cash balances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors
Some of the statements in this Form 10-Q constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Exhibit 99 to our 2001 Annual Report on Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

General
We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of April 30, 2002, we offered 25 brands of new vehicles through 127 franchises in 66 stores in the western United States and over the Internet. As of April 30, 2002, we operate 16 stores in Oregon, 11 in California, 10 in Washington, 7 in Colorado, 7 in Idaho, 5 in Nevada, 5 in Texas, 3 in South Dakota and 2 in Alaska. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing and insurance for our automotive customers.

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

Historically, new vehicle sales have accounted for approximately 50% of our total revenues but less than 30% of total gross profit. We emphasize sales of higher margin products, which generate over 70% of our gross profits. Our revenues and gross profit by product line were as follows:

	Percent of	Gross	Percent of Total
Three Months Ended March 31, 2002	Total Revenues	Margin	Gross Profit

New vehicles	50.9%	8.1%	25.7%
Retail used vehicles(1)	28.4	12.0	21.3
Service, body and parts	9.9	47.8	29.7
Finance and insurance(2)	3.8	99.6	23.6
Fleet and other	0.6	9.4	0.4

	Percent of	Gross	Percent of Total
Three Months Ended March 31, 2001	Total Revenues	Margin	Gross Profit

New vehicles	51.2%	8.7%	27.2%
Retail used vehicles(1)	27.6	13.2	22.2
Service, body and parts	10.7	44.6	29.2
Finance and insurance(2)	3.6	98.3	21.8
Fleet and other	1.9	5.0	0.6

(1)	Excludes wholesale used vehicle sales, representing 6.3% and 5.0% of total revenues, respectively, and a negative gross margin contribution of 1.9% and 3.1%, respectively, for the three month periods ended March 31, 2002 and 2001.

(2)	Reported net of administration fees and anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

Lithia Motors, Inc.(1)	Three Months Ended March 31,

	2002	2001

Revenues:
New vehicles	50.9%	51.2%
Used vehicles	34.8	32.6
Service, body and parts	9.9	10.7
Finance and insurance	3.8	3.6
Fleet and other	0.6	1.9

Total revenues	100.0%	100.0%
Gross profit	16.0	16.4
Selling, general and administrative expenses	12.9	13.1
Depreciation and amortization	0.3	0.5
Income from operations	2.7	2.8
Floorplan interest expense	0.4	1.1
Other interest expense	0.3	0.5
Income before taxes	2.0	1.1
Income tax expense	0.8	0.4
Net income	1.2%	0.7%

(1)	The percentages may not add due to rounding.

9

Results of Operations

	Three Months Ended
	March 31,			%
(Dollars in thousands)			Increase	Increase
	2002	2001	(Decrease)	(Decrease)

Revenues:
New vehicle sales	$266,839	$214,957	$51,882	24.1%
Used vehicle sales	182,298	136,939	45,359	33.1
Service, body and parts	52,038	45,145	6,893	15.3
Finance and insurance	19,825	15,254	4,571	30.0
Fleet and other	3,398	7,856	(4,458)	(56.7)

Total revenues	524,398	420,151	104,247	24.8
Cost of sales	440,751	351,254	89,497	25.5

Gross profit	83,647	68,897	14,750	21.4
Selling, general and administrative	67,736	55,038	12,698	23.1
Depreciation and amortization	1,668	2,215	(547)	(24.7)

Income from operations	14,243	11,644	2,599	22.3
Floorplan interest expense	(2,337)	(4,655)	(2,318)	(49.8)
Other interest expense	(1,592)	(2,267)	(675)	(29.8)
Other income (expense), net	95	(79)	174	220.3

Income before income taxes	10,409	4,643	5,766	124.2
Income tax expense	4,018	1,788	2,230	124.7

Net income	$6,391	$2,855	$3,536	123.9%

	Three Months Ended
	March 31,			%
			Increase	Increase
	2002	2001	(Decrease)	(Decrease)

New units sold	10,416	8,732	1,684	19.3%
Average selling price per new vehicle	$25,618	$24,617	$1,001	4.1
Used units sold — retail	10,364	8,854	1,510	17.1
Average selling price per retail used vehicle	$14,378	$13,089	$1,289	9.8
Used units sold – wholesale	6,106	4,325	1,781	41.2
Average selling price per wholesale used vehicle	$5,452	$4,867	$585	12.0%

Revenues. Total revenues increased 24.8% in the first quarter of 2002 compared to the first quarter of 2001 as a result of acquisitions and 1.4% same store sales growth. We achieved same store new vehicle sales growth of 3.3% in the first quarter of 2002 compared to the first quarter of 2001. This compares favorably to an industry decline in new vehicle sales of 4.5% for the first quarter of 2002 compared to the first quarter of 2001.

During the first quarter of 2002, manufacturers offered, and are continuing to offer, incentives, including low interest rates and rebates, in order to attract new vehicle buyers. The availability of cash rebates and zero percent and low interest rate financing have also enhanced our ability to sell finance, warranty and insurance products and services. Our finance and insurance sales per retail unit increased 10.0% to $954 per vehicle in the first quarter of 2002 compared to the first quarter of 2001.

Gross Profit. Gross profit increased due to increased total revenues, offset in part by a slightly lower overall gross profit percentage. Incentives and rebates received from manufacturers, including floorplan interest credits, are recorded as a reduction to cost of goods sold. Gross profit margins achieved were as follows:

	Three Months Ended
	March 31,
			Lithia
	2002	2001	Margin Change*

New vehicles	8.1%	8.7%	-60bp
Retail used vehicles	12.0	13.2	-120
Service and parts	47.8	44.6	320
Finance and insurance	99.6	98.3	130
Overall	16.0	16.4	-40

*	“bp” stands for basis points (one hundred basis points equals one percent).

The decrease in the overall gross profit margin in the first quarter of 2002 compared to the first quarter of 2001 is primarily a result of three factors:

•	Lower floorplan interest credits from the manufacturers due to lower market rates;

•	A mix shift in used vehicle sales to the lower margin one to three-year old vehicles, which have lower margins than the older used vehicles; and

•	Aggressive marketing of new vehicles in order to gain market share, which resulted in lower new vehicle margins.

Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries and related personnel expenses, facility lease expense, advertising, legal, accounting, professional services and general corporate expenses. Selling, general and administrative expense increased due to increased selling, or variable, expenses related to the increase in revenues and the number of locations. As a percentage of revenue, selling, general and administrative expense decreased 20 basis points in the first quarter of 2002 compared to the first quarter of 2001 due to expense leverage on higher sales, which was partially offset by increases in health insurance and other operating costs.

Depreciation and Amortization. Depreciation and amortization expense decreased primarily as a result of the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” in the first quarter of 2002. SFAS No. 142 requires that goodwill and other intangibles with indefinite useful lives no longer be amortized.

Income from Operations. Operating margins decreased 10 basis points, or one-tenth of one percent, in the first quarter of 2002 compared to the first quarter of 2001 due to the decrease in the overall gross margin percentage, mostly offset by lower operating expenses as a percentage of revenue.

Floorplan Interest Expense. The decrease in floorplan interest expense in the first quarter of 2002 compared to the first quarter of 2001 is primarily due to approximately $2.3 million in savings as a result of decreases in the effective interest rates on the floating rate credit lines. In addition to the interest expense on our flooring lines of credit, floorplan interest expense includes the interest expense related to our interest rate swaps.

Other Interest Expense. Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes. Approximately $1.1 million of the decrease in other interest expense is due to lower interest rates in the first quarter of 2002 compared to the first quarter of 2001, offset in part by higher average outstanding balances and less capitalized interest in the first quarter of 2002 compared to the first quarter of 2001.

Income Tax Expense. Our effective tax rate was 38.6% in the first quarter of 2002 compared to 38.5% in the first quarter of 2001. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Net Income. Net income increased as a result of increased revenues and lower operating expenses and interest expense as a percentage of revenue, offset in part by a lower gross margin percentage.

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity offerings to finance operations and expansion.

On May 2, 2002, we redeemed the remaining 4,499 outstanding shares of our Series M Preferred Stock for a total of $4.4 million from our existing cash balances.

In March 2002, we registered and sold 4.5 million newly issued shares of our Class A common stock for total proceeds, net of offering expenses, of approximately $77.2 million. We utilized the proceeds to pay down our lines of credit until such funds are required for acquisitions.

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

The financial covenants in our agreement with Ford Motor Credit require us to maintain compliance with, among other things, (1) specified ratios of total debt to tangible base capital; (2) specified ratios of total adjusted debt to tangible base capital; (3) specific current ratio; (4) specific fixed charge coverage ratio; and (5) positive net cash. The Ford Motor

Credit agreements also preclude the payment of cash dividends without prior consent. We were in compliance with all such covenants at March 31, 2002.

Toyota Financial Services, DaimlerChrysler Financial Corporation and General Motors Acceptance Corporation have agreed to floor all of our new vehicles for their respective brands with Ford Motor Credit serving as the primary lender for all other brands. These new vehicle lines are secured by new vehicle inventory of the relevant brands.

We also have a real estate line of credit with Toyota Financial Services totaling $40 million, which expires July 2, 2006. This line of credit is secured by the real estate financed under this line of credit.

In addition, U.S. Bank N.A. has extended a $27.5 million revolving line of credit for leased vehicles and equipment purchases, which expires January 31, 2004.

Interest rates on all of the above facilities ranged from 3.4% to 4.8% at March 31, 2002. Amounts outstanding on the lines at March 31, 2002 together with amounts remaining available under such lines were as follows (in thousands):

		Remaining
	Outstanding at	Availability as of
	March 31, 2002	March 31, 2002

New and program vehicle lines	$266,942	$ *
Used vehicle line	24,000	126,000
Acquisition line	—	130,000
Real estate lines	17,511	22,489
Equipment/leased vehicle line	27,500	—

	$335,953	$278,489*

*	There are no formal limits on the new and program vehicle lines with certain lenders.

At March 31, 2002, we had capital commitments of approximately $13.9 million for the construction of three new store facilities, additions to three existing facilities and the remodel of one facility. The three new facilities will be a Ford store in Boise, Idaho, a Chrysler/Dodge/Jeep store in Colorado Springs, Colorado and a body shop in Reno, Nevada. We have already incurred $1.8 million for these commitments and anticipate incurring $12.6 million of the remaining $13.9 million during 2002. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 85% to 100% of the amounts expended.

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

Recent Accounting Pronouncements

See Note 9.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We use variable-rate debt to finance our new and program vehicle inventory. The interest rate on the flooring debt is tied to either the one-month LIBOR, the three-month LIBOR or the prime rate. Therefore, these debt obligations expose us to variability in interest payments due to changes in these rates. The flooring debt is based on open-ended lines of credit tied to each individual store from the various manufacturer finance companies. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

Our variable-rate flooring notes payable and other credit line borrowings subject us to market risk exposure. At March 31, 2002, we had $336.0 million outstanding under such agreements at interest rates ranging from 3.4% to 4.8% per annum. A 10% increase in interest rates would increase interest expense by approximately $480,000, net of tax, in the remaining three quarters of 2002 based on amounts outstanding on the lines of credit at March 31, 2002.

Hedging Strategies

We believe it is prudent to limit the variability of a portion of our interest payments. Accordingly, we have entered into interest rate swaps to manage the variability of our interest rate exposure, thus leveling a portion of our interest expense in a rising or falling rate environment. We currently have hedged approximately 17.2% of our flooring debt.

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

We earn interest on both of the $25 million interest rate swaps at the one-month LIBOR rate adjusted on the first and sixteenth of every month and we are obligated to pay interest at the fixed rate set for each swap (6.88% or 6.47% per annum) on the same amount. The difference between interest earned and the interest obligation accrued is received or paid each month and is recorded in the statement of operations as flooring interest expense. The one-month LIBOR rate at March 31, 2002 was 1.88% per annum.

We do not enter into derivative instruments for any purpose other than to manage interest rate exposure. That is, we do not speculate using derivative instruments.

The fair value of interest rate swap agreements and the amount of hedging losses deferred on interest rate swaps was $2.7 million at March 31, 2002. Changes in the fair value of the interest rate swaps are reported, net of related income taxes, in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the flooring debt affects earnings. Because the critical terms of the interest rate swap and the underlying debt obligation are the same, there was no ineffectiveness recorded in interest expense.

Incremental interest expense incurred as a result of the interest rate swaps was $604,000 in the first quarter of 2002. Interest expense savings on un-hedged debt during the first quarter of 2002 compared to the first quarter of 2001 is $3.8 million as a result of decreased interest rates.

At current interest rates, we estimate that we will incur additional interest expense, net of tax, of approximately $1.1 million related to our interest rate swaps during the remaining three quarters of 2002.

Risk Management Policies
We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We maintain risk management control systems to monitor interest rate cash flow attributable to our outstanding and to our forecasted debt obligations as well as to our offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

As of March 31, 2002, approximately 80.2% of our total debt outstanding was subject to un-hedged variable rates of interest. We intend to continue to gradually hedge our interest rate exposure.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
There are no exhibits to be filed with this Form 10-Q.

(b)  Reports on Form 8-K
The following reports of Form 8-K were filed during the quarter ended March 31, 2002:

•	On February 7, 2002, we filed a Form 8-K pursuant to Item 9. Regulation FD Disclosure, attaching our press release regarding summary 2001 financial results;

•	On February 20, 2002, we filed a Form 8-K pursuant to Item 9. Regulation FD Disclosure, attaching our press release regarding complete 2001 financial results;

•	On February 26, 2002, we filed a Form 8-K pursuant to Item 9. Regulation FD Disclosure, attaching our press release regarding our public offering of 5.0 million shares of our Class A common stock at a price of $18.25 per share; and

•	On March 7, 2002, we filed a Form 8-K pursuant to Item 9. Regulation FD Disclosure, attaching our press release regarding first quarter and year end 2002 earnings guidance, the exercise of the underwriter’s over-allotment option and the closing of our public offering.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2002	LITHIA MOTORS, INC.

By /s/ SIDNEY B. DEBOER

Sidney B. DeBoer Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

By /s/ JEFFREY B. DEBOER

Jeffrey B. DeBoer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)