Form 10-Q
period 2002-06-30
LITHIA MOTORS INC
filed 2002-08-14
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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
Yes   X             No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value Class B common stock without par value (Class)	14,032,200 3,918,231 (Outstanding at August 7, 2002)

LITHIA MOTORS, INC.
FORM 10-Q
INDEX

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets — June 30, 2002 (unaudited) and December 31, 2001	2

	Consolidated Statements of Operations — Three and Six Months Ended June 30, 2002 and 2001 (unaudited)	3

	Consolidated Statements of Cash Flows — Six Months Ended June 30, 2002 and 2001 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2002	2001

	(unaudited)
Assets
Current Assets:
Cash and cash equivalents	$64,339	$59,855
Trade receivables, net of allowance for doubtful accounts of $448 and $504	40,336	33,196
Notes receivable, current portion, net of allowance for doubtful accounts of $634 and $700	533	1,361
Inventories, net	410,909	275,398
Vehicles leased to others, current portion	6,973	5,554
Prepaid expenses and other	3,282	3,759
Deferred income taxes	3,010	1,286

Total Current Assets	529,382	380,409
Land and buildings, net of accumulated depreciation of $2,783 and $2,098	104,036	84,739
Equipment and other, net of accumulated depreciation of $11,629 and $9,695	48,297	37,238
Notes receivable, less current portion	219	244
Vehicles leased to others, less current portion	246	122
Goodwill, net of accumulated amortization of $9,407 and $9,407	176,428	149,742
Other intangible assets	18,389	7,107
Other non-current assets, net of accumulated amortization of $320 and $312	3,763	3,343

Total Assets	$880,760	$662,944

Liabilities and Stockholders’ Equity
Current Liabilities:
Flooring notes payable	$333,454	$211,947
Current maturities of long-term debt	8,666	10,203
Trade payables	21,748	16,894
Accrued liabilities	41,730	36,531

Total Current Liabilities	405,598	275,575
Used Vehicle Flooring Facility	70,000	69,000
Real Estate Debt, less current maturities	51,542	40,693
Other Long-Term Debt, less current maturities	31,743	55,137
Deferred Revenue	1,277	1,481
Other Long-Term Liabilities	8,617	8,181
Deferred Income Taxes	12,126	9,380

Total Liabilities	580,903	459,447

Stockholders’ Equity:
Preferred stock — no par value; authorized 15,000 shares; 15 shares designated Series M Preferred; issued and outstanding 0 and 9.7	—	5,806
Class A common stock — no par value; authorized 100,000 shares; issued and outstanding 13,986 and 8,894	201,411	113,553
Class B common stock — no par value; authorized 25,000 shares; issued and outstanding 3,918 and 4,040	487	502
Additional paid-in capital	578	507
Accumulated other comprehensive loss	(2,165)	(2,091)
Retained earnings	99,546	85,220

Total Stockholders’ Equity	299,857	203,497

Total Liabilities and Stockholders’ Equity	$880,760	$662,944

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2002	2001	2002	2001

Revenues:
New vehicle sales	$299,475	$238,651	566,314	$453,608
Used vehicle sales	184,706	142,043	367,004	278,982
Service, body and parts	54,995	45,511	107,033	90,656
Finance and insurance	22,331	17,854	42,156	33,108
Fleet and other	22,811	17,991	26,209	25,847

Total revenues	584,318	462,050	1,108,716	882,201
Cost of sales	491,436	386,840	932,187	738,094

Gross profit	92,882	75,210	176,529	144,107
Selling, general and administrative	73,540	58,783	141,276	113,821
Depreciation — buildings	627	240	1,058	565
Depreciation — equipment and other	1,262	1,035	2,496	2,002
Amortization	6	951	9	1,874

Income from operations	17,447	14,201	31,690	25,845
Other income (expense):
Floorplan interest expense	(2,882)	(3,832)	(5,219)	(8,487)
Other interest expense	(1,464)	(2,078)	(3,056)	(4,345)
Other income (expense), net	(177)	(45)	(82)	(124)

	(4,523)	(5,955)	(8,357)	(12,956)

Income before income taxes	12,924	8,246	23,333	12,889
Income tax expense	4,989	3,175	9,007	4,963

Net income	$7,935	$5,071	14,326	$7,926

Basic net income per share	$0.44	$0.38	0.87	$0.59

Shares used in basic net income per share	17,919	13,493	16,456	13,478

Diluted net income per share	$0.43	$0.37	0.85	$0.58

Shares used in diluted net income per share	18,454	13,762	16,927	13,710

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$14,326	$7,926
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	3,563	4,441
Compensation expense related to stock option issuances	82	111
Gain on sale of assets	(156)	(26)
(Gain) loss on sale of vehicles leased to others	72	(14)
Gain on sale of franchise	(50)	—
Deferred income taxes	576	(12)
Equity in income (loss) of affiliate	(2)	1
Changes in operating assets and liabilities, net of effect of acquisitions:
Trade and installment contract receivables, net	(4,507)	55
Inventories	(80,857)	6,036
Prepaid expenses and other	1,277	1,715
Other noncurrent assets	(324)	(527)
Floorplan notes payable	81,465	(8,466)
Trade payables	4,414	2,793
Accrued liabilities	3,923	3,090
Other long-term liabilities and deferred revenue	59	3,576

Net cash provided by operating activities	23,861	20,699
Cash flows from investing activities:
Notes receivable issued	(102)	(404)
Principal payments received on notes receivable	1,045	1,424
Capital expenditures:
Maintenance	—	(2,813)
Financeable real estate and other	(17,429)	(10,626)
Proceeds from sale of assets	1,178	4,627
Expenditures for vehicles leased to others	(4,935)	(3,234)
Proceeds from sale of vehicles leased to others	900	2,062
Cash paid for acquisitions, net of cash acquired	(59,925)	(8,965)
Cash from sales of franchises	535	1,541

Net cash used in investing activities	(78,733)	(16,388)
Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	(21,000)	(1,000)
Principal payments on long-term debt and capital leases	(5,980)	(2,680)
Proceeds from issuance of long-term debt	10,585	293
Proceeds from issuance of common stock	80,106	933
Redemption of Series M Preferred Stock	(4,355)	—

Net cash provided by (used in) financing activities	59,356	(2,454)

Increase in cash and cash equivalents	4,484	1,857
Cash and cash equivalents:
Beginning of period	59,855	38,789

End of period	$64,339	$40,646

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein as of June 30, 2002 and for the three and six-month periods ended June 30, 2002 and 2001 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2001 is derived from our 2001 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2001 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Detail of inventory is as follows (in thousands):

	June 30, 2002	December 31, 2001

New and program vehicles	$309,429	$191,598
Used vehicles	80,986	67,018
Parts and accessories	20,494	16,782

	$410,909	$275,398

Note 3. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows (in thousands):

	Six Months Ended June 30,

	2002	2001

Cash paid during the period for income taxes	$3,451	$2,923
Cash paid during the period for interest	8,247	13,401

Note 4. Earnings Per Share

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts).

	Three Months Ended June 30,

	2002			2001

			Per			Per
			Share			Share
Basic EPS	Income	Shares	Amount	Income	Shares	Amount

Net income available to common shareholders	$7,935	17,919	0.44	$5,071	13,493	$0.38

Diluted EPS

Effect of dilutive stock options	—	535		—	269

Net income available to common shareholders	$7,935	18,454	0.43	$5,071	13,762	$0.37

	Six Months Ended June 30,

	2002			2001

			Per			Per
			Share			Share
Basic EPS	Income	Shares	Amount	Income	Shares	Amount

Net income available to common shareholders	$14,326	16,456	$0.87	$7,926	13,478	$0.59

Diluted EPS

Effect of dilutive stock options	—	471		—	232

Net income available to common shareholders	$14,326	16,927	$0.85	$7,926	13,710	$0.58

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive include 10,000 and 126,000 shares, respectively, issuable pursuant to stock options, for the three month periods ended June 30, 2002 and 2001, respectively, and 10,000 and 485,000 shares, respectively, for the six month periods ended June 30, 2002 and 2001, respectively.

Note 5. Comprehensive Income

Comprehensive income includes the fair value of cash flow hedging instruments that are reflected in shareholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Net income	$7,935	$5,071	$14,326	$7,926
Unrealized gain (loss) on investments, net, subsequently realized	1	(39)	3	(15)
Cash flow hedges:
Cumulative effect of adoption of SFAS 133, net of tax effect of $594	—	—	—	(948)
Net derivative gains (losses), net of tax effect of $548, $(169), $515 and $394, respectively	(874)	271	(822)	(629)
Reclassification adjustment, net of tax effect of $(235), $(109), $(468) and $(157), respectively	374	173	745	251

Total comprehensive income	$7,436	$5,476	$14,252	$6,585

Note 6. Acquisitions

The following acquisitions were made in the first six months of 2002:

•	In January 2002, we acquired Lynn Alexander Auto Group, which is comprised of All American Chrysler/Jeep/Dodge and All American Chevrolet located in San Angelo, Texas and All American Chrysler/Jeep/Dodge in Big Spring, Texas. The stores have anticipated 2002 annual revenues of $115.0 million.

•	In January 2002, we acquired Premier Chrysler/Jeep/Dodge in Odessa, Texas, which has anticipated 2002 annual revenues of $33.0 million.

•	In February 2002, we acquired Thomason Subaru in Oregon City, Oregon, which has anticipated 2002 annual revenues of $20.0 million. The store has been renamed to Lithia Subaru of Oregon City.

•	In April 2002, we acquired Village Dodge-Hyundai in Midland, Texas, which has anticipated 2002 annual revenues of $35.0 million.

•	In May 2002, we opened a newly awarded Hummer franchise in Bellevue, Washington.

•	In June 2002, we acquired Jay Wolfe Ford in Omaha, Nebraska, which has anticipated 2002 annual revenues of $55.0 million.

•	In June 2002, we acquired Broncho Chevrolet in Odessa, Texas and Sherman Chevrolet in Midland, Texas. The stores have combined anticipated 2002 revenues of $115.0 million. The stores were renamed Chevrolet of Odessa and Chevrolet of Midland, respectively.

The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations assuming all of the above acquisitions occurred at the beginning of the respective periods are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Total revenues	$615,823	$567,805	$1,210,727	$1,088,529
Net income	8,199	5,962	15,136	9,367
Basic earnings per share	0.46	0.44	0.92	0.69
Diluted earnings per share	0.44	0.43	0.89	0.68

There are no future contingent payouts related to any of the 2002 acquisitions. The purchase price for the 2002 acquisitions was allocated as follows (in thousands):

Inventory	$55,953
Prepaid expenses and other current assets	3,476
Property and equipment	17,053
Goodwill	21,258
Other intangible assets — franchise value	11,283
Other non-current assets	100

Total assets acquired	109,123
Flooring notes payable	43,162
Other current liabilities	1,615
Other non-current liabilities	1,956

Total liabilities acquired	46,733

Net assets acquired	$62,390

We anticipate that approximately 90 percent of the goodwill acquired in 2002 will be deductible for tax purposes over the period of 15 years.

Note 7. Conversion and Redemption of Series M Preferred Stock

On January 24, 2002, 5,177 shares of Series M Preferred Stock were converted at a price of $20.77 per common share into 249,311 shares of Class A common stock. On May 2, 2002, we redeemed the remaining 4,499 outstanding shares of Series M Preferred Stock for a total of $4.4 million from our existing cash balances. No shares of Series M Preferred Stock remain outstanding following the May 2, 2002 redemption.

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

Note 9. 2001 Stock Option Plan

At the Annual Meeting of Shareholders held on May 8, 2002, the shareholders approved the reservation of an additional 600,000 shares of our Class A common stock for issuance under our 2001 Stock Option Plan.

Note 10. 1998 Employee Stock Purchase Plan

At the Annual Meeting of Shareholders held on May 8, 2002, the shareholders approved the reservation of an additional 500,000 shares of our Class A common stock for issuance under our 1998 Employee Stock Purchase Plan.

Note 11. Adoption of SFAS No. 142

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

The following table discloses what reported net income would have been in all periods presented prior to the adoption of SFAS No. 142 exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill and other intangible assets that are no longer being amortized.

	Three Months Ended	Six Months Ended
(In thousands, except per share amounts)	June 30, 2001	June 30, 2001

Net income as reported	$5,071	$7,926
Add back amortization of goodwill and other intangible assets, net of tax effect of $(355) and $(704)	567	1,124

Adjusted net income	$5,638	$9,050

Basic net income per share as reported	$0.38	$0.59
Adjustment for add back of amortization expense, net of tax effect	0.04	0.08

Adjusted basic net income per share	$0.42	$0.67

Diluted net income as reported	$0.37	$0.58
Adjustment for add back of amortization expense, net of tax effect	0.04	0.08

Adjusted diluted net income per share	$0.41	$0.66

Note 12. Subsequent Event — Acquisition

In July 2002, we acquired Mercedes of Omaha in Omaha, Nebraska, which has anticipated 2002 revenues of $22.0 million.

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

General

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of July 31, 2002, we offered 25 brands of new vehicles through 130 franchises in 68 stores in the western United States and over the Internet. As of July 31, 2002, we operate 16 stores in Oregon, 10 in California, 9 in Washington, 6 in Colorado, 7 in Idaho, 5 in Nevada, 8 in Texas, 3 in South Dakota, 2 in Alaska and 2 in Nebraska. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing and insurance for our automotive customers.

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

Historically, new vehicle sales have accounted for approximately 50% of our total revenues but less than 30% of total gross profit. We emphasize sales of higher margin products, which generate over 70% of our gross profits. Our revenues and gross profit by product line were as follows:

	Percent of	Gross	Percent of Total
Three Months Ended June 30, 2002	Total Revenues	Margin	Gross Profit

New vehicles	51.3%	8.5%	27.4%
Retail used vehicles(1)	26.3	12.1	20.1
Service, body and parts	9.4	48.5	28.7
Finance and insurance(2)	3.8	99.3	23.9
Fleet and other	3.9	0.5	0.1

	Percent of	Gross	Percent of Total
Three Months Ended June 30, 2001	Total Revenues	Margin	Gross Profit

New vehicles	51.7%	8.8%	28.0%
Retail used vehicles(1)	26.2	12.7	20.4
Service, body and parts	9.8	47.0	28.5
Finance and insurance(2)	3.9	98.6	23.4
Fleet and other	3.9	1.9	0.5

	Percent of	Gross	Percent of Total
Six Months Ended June 30, 2002	Total Revenues	Margin	Gross Profit

New vehicles	51.1%	8.3%	26.6%
Retail used vehicles(1)	27.3	12.0	20.7
Service, body and parts	9.7	48.2	29.2
Finance and insurance(2)	3.8	99.4	23.7
Fleet and other	2.3	1.7	0.2

	Percent of	Gross	Percent of Total
Three Months Ended June 30, 2001	Total Revenues	Margin	Gross Profit

New vehicles	51.4%	8.8%	27.6%
Retail used vehicles(1)	26.9	12.9	21.3
Service, body and parts	10.3	45.8	28.8
Finance and insurance(2)	3.8	98.5	22.6
Fleet and other	2.9	2.9	0.5

(1)	Excludes wholesale used vehicle sales, representing 5.3%, 4.6%, 5.8% and 4.8% of total revenues, respectively, and a negative gross margin contribution of 0.7%, 2.6%, 1.3% and 2.9%, respectively, for the three and six month periods ended June 30, 2002 and 2001.

(2)	Reported net of administration fees and anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

Lithia Motors, Inc. (1)	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Revenues:
New vehicles	51.3%	51.7%	51.1%	51.4%
Used vehicles	31.6	30.7	33.1	31.6
Service, body and parts	9.4	9.8	9.7	10.3
Finance and insurance	3.8	3.9	3.8	3.8
Fleet and other	3.9	3.9	2.3	2.9

Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	15.9	16.3	15.9	16.3
Selling, general and administrative expenses	12.6	12.7	12.7	12.9
Depreciation and amortization	0.3	0.5	0.3	0.5
Income from operations	3.0	3.1	2.9	2.9
Floorplan interest expense	0.5	0.8	0.5	1.0
Other interest expense	0.3	0.5	0.3	0.5
Income before taxes	2.2	1.8	2.1	1.5
Income tax expense	0.8	0.7	0.8	0.6
Net income	1.4%	1.1%	1.3%	0.9%

(1)	The percentages may not add due to rounding.

Results of Operations

	Three Months Ended
(Dollars in thousands)	June 30,			%
			Increase	Increase
	2002	2001	(Decrease)	(Decrease)

Revenues:
New vehicle sales	$299,475	$238,651	$60,824	25.5%
Used vehicle sales	184,706	142,043	42,663	30.0
Service, body and parts	54,995	45,511	9,484	20.8
Finance and insurance	22,331	17,854	4,477	25.1
Fleet and other	22,811	17,991	4,820	26.8

Total revenues	584,318	462,050	122,268	26.5
Cost of sales	491,436	386,840	104,596	27.0

Gross profit	92,882	75,210	17,672	23.5
Selling, general and administrative	73,540	58,783	14,757	25.1
Depreciation and amortization	1,895	2,226	(311)	(14.9)

Income from operations	17,447	14,201	3,246	22.9
Floorplan interest expense	(2,882)	(3,832)	(950)	(24.8)
Other interest expense	(1,464)	(2,078)	(614)	(29.5)
Other income (expense), net	(177)	(45)	132	293.3

Income before income taxes	12,924	8,246	4,678	56.7
Income tax expense	4,989	3,175	1,814	57.1

Net income	$7,935	$5,071	$2,864	56.5%

	Three Months Ended
	June 30,			%
			Increase	Increase
	2002	2001	(Decrease)	(Decrease)

New units sold	11,861	9,772	2,089	21.4%
Average selling price per new vehicle	$25,249	$24,422	$827	3.4
Used units sold — retail	10,580	9,119	1,461	16.0
Average selling price per retail used vehicle	$14,528	$13,270	$1,258	9.5
Used units sold — wholesale	6,151	4,723	1,428	30.2
Average selling price per wholesale used vehicle	$5,039	$4,454	$585	13.1%

	Six Months Ended
(Dollars in thousands)	June 30,			%
			Increase	Increase
	2002	2001	(Decrease)	(Decrease)

Revenues:
New vehicle sales	$566,314	$453,608	$112,706	24.8%
Used vehicle sales	367,004	278,982	88,022	31.6
Service, body and parts	107,033	90,656	16,377	18.1
Finance and insurance	42,156	33,109	9,048	27.3
Fleet and other	26,209	25,846	362	1.4

Total revenues	1,108,716	882,201	226,515	25.7
Cost of sales	932,187	738,094	194,093	26.3

Gross profit	176,529	144,107	32,422	22.5
Selling, general and administrative	141,276	113,821	27,455	24.1
Depreciation and amortization	3,563	4,441	(878)	(19.8)

Income from operations	31,690	25,845	5,845	22.6
Floorplan interest expense	(5,219)	(8,487)	(3,268)	(38.5)
Other interest expense	(3,056)	(4,345)	(1,289)	(29.7)
Other income (expense), net	(82)	(124)	(42)	(33.9)

Income before income taxes	23,333	12,889	10,444	81.0
Income tax expense	9,007	4,963	4,044	81.5

Net income	$14,326	$7,926	$6,400	80.7%

	Six Months Ended
	June 30,			%
			Increase	Increase
	2002	2001	(Decrease)	(Decrease)

New units sold	22,277	18,504	3,773	20.4%
Average selling price per new vehicle	$25,421	$24,514	$907	3.7
Used units sold — retail	20,944	17,973	2,971	16.5
Average selling price per retail used vehicle	$14,454	$13,181	$1,273	9.7
Used units sold — wholesale	12,257	9,048	3,209	35.5
Average selling price per wholesale used vehicle	$5,245	$4,652	$593	12.7%

Revenues. Total revenues increased 26.5% in the second quarter of 2002 compared to the second quarter of 2001 as a result of acquisitions and 0.2% same store retail sales growth. Total revenues increased 25.7% in the first six months of 2002 compared to the first six months of 2001 as a result of acquisitions and 0.6% same store retail sales growth. We achieved same store new vehicle sales growth of 3.1% and 2.9% in the three and six-month periods ended June 30, 2002 compared to the same periods of 2001. This compares favorably to an industry decline in new vehicle sales of 1.7% and 3.0% for the same periods of 2002 compared to 2001. The increases in new vehicle same store sales for both the three and six month periods ended June 30, 2002 were augmented by same store increases in finance and insurance sales and were partially offset by decreases in same store used vehicles and service and parts sales.

During the first two quarters of 2002, manufacturers offered, and are continuing to offer, incentives, including low interest rates and rebates, in order to attract new vehicle buyers. The availability of cash rebates and zero percent and low interest rate financing have also enhanced our ability to sell finance, warranty and insurance products and services. Our finance and insurance sales per retail unit increased 5.3% to $995 per vehicle and 7.4% to $975 per vehicle, respectively, in the three and six-month periods ended June 30, 2002 compared to the same periods of 2001.

Gross Profit. Gross profit increased due to increased total revenues, offset in part by a slightly lower overall gross profit percentage. Incentives and rebates received from manufacturers, including floorplan interest credits, are recorded as a reduction to cost of goods sold. Gross profit margins achieved were as follows:

	Three Months Ended June 30,
			Lithia
	2002	2001	Margin Change*

New vehicles	8.5%	8.8%	(30	)bp
Retail used vehicles	12.1	12.7	(60)
Service and parts	48.5	47.0	150
Finance and insurance	99.3	98.6	70
Overall	15.9	16.3	(40)

	Six Months Ended June 30,
			Lithia
	2002	2001	Margin Change*

New vehicles	8.3%	8.8%	(50	)bp
Retail used vehicles	12.0	12.9	(90)
Service and parts	48.2	45.8	240
Finance and insurance	99.4	98.5	90
Overall	15.9	16.3	(40)

•	“bp” stands for basis points (one hundred basis points equals one percent).

The decrease in the overall gross profit margin in the three and six month periods ended June 30, 2002 compared to the same periods of 2001 are primarily a result of three factors:

•	A mix shift in used vehicle sales to the lower margin one to three-year old vehicles, which have lower margins than the older used vehicles;

•	Aggressive marketing of new vehicles in order to gain market share, which resulted in lower new vehicle margins; and

•	Lower floorplan interest credits from the manufacturers due to lower market rates.

Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries and related personnel expenses, facility lease expense, advertising, legal, accounting, professional services and general corporate expenses. Selling, general and administrative expense increased due to increased selling, or variable, expenses related to the increase in revenues and the number of locations. As a percentage of revenue, selling, general and administrative expense decreased 10 basis points and 20 basis points, respectively, in the three and six-month periods ended June 30, 2002 compared to the same periods of 2001 due to expense leverage on higher sales, which was partially offset by increases in workers’ compensation premiums, health insurance and other operating costs.

Depreciation and Amortization. Depreciation and amortization expense decreased primarily as a result of the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” in the first quarter of 2002. SFAS No. 142 requires that goodwill and other intangibles with indefinite useful lives no longer be amortized.

Income from Operations. Operating margins decreased 10 basis points in the three month period ended June 30, 2002 compared to the three month period ended June 30, 2001 and remained flat for the six-month period ended June 30, 2002 compared to the same period of 2001 due to the decrease in the overall gross margin percentage, offset by lower operating expenses as a percentage of revenue.

Floorplan Interest Expense. The decrease in floorplan interest expense in the three and six-month periods ended June 30, 2002 compared to the same period of 2001 is primarily due to approximately $2.1 million and $4.8 million, respectively, in savings as a result of decreases in the effective interest rates on the floating rate credit lines, offset in part by a $37.1 million and a $16.8 million increase, respectively, in outstanding balances due to acquisitions. In addition to the interest expense on our flooring lines of credit, floorplan interest expense includes the interest expense related to our interest rate swaps.

Other Interest Expense. Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes. Approximately $0.6 million and $1.7 million of the decrease in other interest expense is due to lower interest rates in three and six-month periods ended June 30, 2002 compared to the same periods of 2001, offset in part by less capitalized interest in the three and six-month periods ended June 30, 2002 compared to the same periods of 2001. The lower interest rates in the 2002 periods are due in part to the refinancing of $15.2 million of fixed interest rate mortgage loans since November 2001, utilizing floating rate loans with Toyota Motor Credit and Ford Motor Credit.

Income Tax Expense. Our effective tax rate was 38.6% in the first six months of 2002 compared to 38.5% in the first six months of 2001. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Net Income. Net income as a percentage of revenue increased 30 basis points and 40 basis points, respectively, for the three and six month periods ended June 30, 2002 compared to the same periods of the prior year as a result of increased revenues and lower operating expenses and interest expense, offset in part by a lower gross margin percentage.

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

The financial covenants in our agreement with Ford Motor Credit require us to maintain compliance with, among other things, (1) specified ratios of total debt to tangible base capital; (2) specified ratios of total adjusted debt to tangible base capital; (3) specific current ratio; (4) specific fixed charge coverage ratio; and (5) positive net cash. The Ford Motor Credit agreements also preclude the payment of cash dividends without prior consent. We were in compliance with all such covenants at June 30, 2002.

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

Interest rates on all of the above facilities ranged from 3.36% to 4.61% at June 30, 2002. Amounts outstanding on the lines at June 30, 2002 together with amounts remaining available under such lines were as follows (in thousands):

		Remaining
	Outstanding at	Availability as of
	June 30, 2002	June 30, 2002

New and program vehicle lines	$333,454	$ *
Used vehicle line	70,000	80,000
Acquisition line	—	130,000
Real estate line	22,411	17,589
Equipment/leased vehicle line	27,500	—

	$453,365	$227,589 *

•	There are no formal limits on the new and program vehicle lines with certain lenders.

At June 30, 2002, we had capital commitments of approximately $10.8 million for the construction of three new store facilities, additions to three existing facilities and the remodel of one facility. The three new facilities will be a Ford store in Boise, Idaho, a Chrysler/Dodge/Jeep store in Colorado Springs, Colorado and a body shop in Reno, Nevada. We have already incurred $5.4 million for these commitments and anticipate incurring $8.4 million of the remaining $10.8 million during 2002. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 85% to 100% of the amounts expended.

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

Recent Accounting Pronouncements

See Note 11. for a description of the effects of the adoption of SFAS No. 142.

In August 2001, the FASB approved SFAS No. 143, “Accounting for Asset Retirement Obligations,” which we adopted in the first quarter of 2002. SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In October 2001, the FASB approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” for the disposal of a segment of a business. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121, but resolves certain implementation issues associated with that Statement. SFAS No. 144 was also adopted in the first quarter of 2002. The adoption of SFAS No. 143 and SFAS No. 144 did not have any effect on our financial condition or results of operations.

In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in our reported market risks or risk management policies since the filing of our 2001 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 22, 2002.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 8, 2002, at which the following actions were approved:

1.	To elect the following persons to serve as directors of Lithia Motors, Inc. until the next annual meeting of shareholders and until their successors are duly elected and qualified:

		No. of	No. of
Name		Votes For	Votes Withheld

Sidney B. DeBoer	Class A Class B Series M	10,322,773 39,182,310 211,987	177,917 — —
M. L. Dick Heimann	Class A Class B Series M	10,322,773 39,182,310 211,987	177,917 — —
Thomas Becker	Class A Class B Series M	10,322,508 39,182,310 211,987	178,182 — —
R. Bradford Gray	Class A Class B Series M	10,322,773 39,182,310 211,987	177,917 — —
W. Douglas Moreland	Class A Class B Series M	10,322,773 39,182,310 211,987	177,917 — —
Gerald F. Taylor	Class A Class B Series M	10,322,773 39,182,310 211,987	177,917 — —
William J. Young	Class A Class B Series M	10,322,773 39,182,310 211,987	177,917 — —

2.	To approve an amendment to the Lithia Motors, Inc. 2001 Stock Option Plan to increase the number of shares available for grants under the plan:

			Number of	Number of
	Number of	Number of	Votes	Broker
	Votes For	Votes Against	Abstaining	Non-Votes

Class A	6,293,282	1,875,794	20,377	2,311,237
Class B	39,182,310	—	—	—
Series M	211,987	—	—	—

3.	To approve an amendment to the Lithia Motors, Inc. 1998 Employee Stock Purchase Plan to increase the number of shares issuable under the plan:

			Number of	Number of
	Number of	Number of	Votes	Broker
	Votes For	Votes Against	Abstaining	Non-Votes

Class A	8,148,937	20,888	19,628	2,311,237
Class B	39,182,310	—	—	—
Series M	211,987	—	—	—

4.	To ratify and approve the previous issuance of 514,238 shares of Class A common stock upon conversion of 10,360 shares of Series M preferred stock issued as partial consideration for the May 1999 purchase of certain dealerships from the Moreland Group:

			Number of	Number of
	Number of	Number of	Votes	Broker
	Votes For	Votes Against	Abstaining	Non-Votes

Class A	8,066,640	10,424	95,089	2,328,537
Class B	39,182,310	—	—	—
Series M	211,987	—	—	—

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Certification of the Chief Executive Officer
99.2	Certification of the Chief Financial Officer

(b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 13, 2002		LITHIA MOTORS, INC.

		By	/s/ SIDNEY B. DEBOER

Sidney B. DeBoer Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

		By	/s/ JEFFREY B. DEBOER

Jeffrey B. DeBoer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)