Form 10-Q
period 2002-09-30
LITHIA MOTORS INC
filed 2002-11-13
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                                  (Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

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
Yes   [X]          No   [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value Class B common stock without par value (Class)	14,264,051 3,762,231 (Outstanding at November 11, 2002)

LITHIA MOTORS, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$63,518	$59,855
Trade receivables, net of allowance for doubtful accounts of $413 and $504	38,389	33,196
Notes receivable, current portion, net of allowance for doubtful accounts of $506 and $700	341	1,361
Inventories, net	399,281	275,398
Vehicles leased to others, current portion	5,365	5,554
Prepaid expenses and other	3,019	3,759
Deferred income taxes	4,000	1,286

Total Current Assets	513,913	380,409
Land and buildings, net of accumulated depreciation of $3,179 and $2,098	112,677	84,739
Equipment and other, net of accumulated depreciation of $13,265 and $9,695	55,818	37,238
Notes receivable, less current portion	691	244
Vehicles leased to others, less current portion	108	122
Goodwill, net of accumulated amortization of $9,407 and $9,407	182,152	149,742
Other intangible assets	20,519	7,107
Other non-current assets, net of accumulated amortization of $325 and $312	3,873	3,343

Total Assets	$889,751	$662,944

Liabilities and Stockholders’ Equity
Current Liabilities:
Flooring notes payable	$312,854	$211,947
Current maturities of long-term debt	3,471	10,203
Trade payables	21,263	16,894
Accrued liabilities	43,070	36,531

Total Current Liabilities	380,658	275,575
Used Vehicle Flooring Facility	75,000	69,000
Real Estate Debt, less current maturities	65,372	40,693
Other Long-Term Debt, less current maturities	31,457	55,137
Deferred Revenue	1,175	1,481
Other Long-Term Liabilities	10,882	8,181
Deferred Income Taxes	13,904	9,380

Total Liabilities	578,448	459,447

Stockholders’ Equity:
Preferred stock — no par value; authorized 15,000 shares; 15 shares designated Series M Preferred; issued and outstanding 0 and 9.7	—	5,806
Class A common stock — no par value; authorized 100,000 shares; issued and outstanding 14,188 and 8,894	202,390	113,553
Class B common stock — no par value; authorized 25,000 shares; issued and outstanding 3,762 and 4,040	468	502
Additional paid-in capital	884	507
Accumulated other comprehensive loss	(2,714)	(2,091)
Retained earnings	110,275	85,220

Total Stockholders’ Equity	311,303	203,497

Total Liabilities and Stockholders’ Equity	$889,751	$662,944

The accompanying notes are an integral part of these statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2002	2001	2002	2001

Revenues:
New vehicle sales	$388,811	$247,487	$955,125	$701,095
Used vehicle sales	198,402	149,795	565,406	428,777
Service, body and parts	62,964	47,884	169,997	138,540
Finance and insurance	24,565	18,579	66,721	51,687
Fleet and other	12,903	7,573	39,112	33,420

Total revenues	687,645	471,318	1,796,361	1,353,519
Cost of sales	583,039	391,450	1,515,226	1,129,544

Gross profit	104,606	79,868	281,135	223,975
Selling, general and administrative	80,209	59,696	221,485	173,517
Depreciation — buildings	648	383	1,706	948
Depreciation — equipment and other	1,392	1,054	3,888	3,056
Amortization	4	935	13	2,809

Income from operations	22,353	17,800	54,043	43,645
Other income (expense)
Floorplan interest expense	(2,943)	(3,390)	(8,162)	(11,877)
Other interest expense	(1,581)	(1,608)	(4,637)	(5,953)
Other expense, net	(252)	(241)	(334)	(365)

	(4,776)	(5,239)	(13,133)	(18,195)

Income before income taxes	17,577	12,561	40,910	25,450
Income tax expense	6,848	4,865	15,855	9,828

Net income	$10,729	$7,696	$25,055	$15,622

Basic net income per share	$0.60	$0.57	$1.48	$1.16

Shares used in basic net income per share	17,950	13,516	16,959	13,515

Diluted net income per share	$0.59	$0.56	$1.44	$1.14

Shares used in diluted net income per share	18,269	13,781	17,381	13,754

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net income	$25,055	$15,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,607	6,813
Compensation expense related to stock option issuances	124	166
(Gain) loss on sale of assets	(4)	46
(Gain) loss on sale of vehicles leased to others	33	(14)
Gain on sale of franchise	(50)	—
Deferred income taxes	1,974	287
Equity in income of affiliate	(1)	96
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(2,560)	59
Inventories	(63,262)	23,238
Prepaid expenses and other	1,558	1,714
Other noncurrent assets	(441)	(942)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	56,591	(24,618)
Trade payables	3,872	3,293
Accrued liabilities	4,368	10,940
Other liabilities	2,180	2,657

Net cash provided by operating activities	35,044	39,357
Cash flows from investing activities:
Notes receivable issued	(159)	(567)
Principal payments received on notes receivable	1,407	1,982
Capital expenditures:
Maintenance	(4,799)	(3,186)
Financeable real estate and other	(24,292)	(15,079)
Proceeds from sale of assets	1,635	4,797
Proceeds from sale of vehicles leased to others	1,274	3,397
Expenditures for vehicles leased to others	(5,562)	(4,703)
Cash paid for acquisitions, net of cash acquired	(75,086)	(29,952)
Cash from sale of franchises	535	1,541

Net cash used in investing activities	(105,047)	(41,770)
Cash flows from financing activities:
Net borrowing on lines of credit	(16,000)	9,610
Payments on capital lease obligations	(7)	(111)
Principal payments on long-term debt	(10,065)	(4,328)
Proceeds from issuance of long-term debt	23,026	637
Redemption of Series M Preferred Stock	(4,355)	—
Proceeds from issuance of common stock	81,067	1,324

Net cash provided by financing activities	73,666	7,132

Increase in cash and cash equivalents	3,663	4,719
Cash and cash equivalents:
Beginning of period	59,855	38,789

End of period	$63,518	$43,508

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein as of September 30, 2002 and for the three and nine-month periods ended September 30, 2002 and 2001 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2001 is derived from our 2001 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2001 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Detail of inventory is as follows (in thousands):

	September 30, 2002	December 31, 2001

New and program vehicles	$293,956	$191,598
Used vehicles	85,384	67,018
Parts and accessories	19,941	16,782

	$399,281	$275,398

Note 3. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows (in thousands):

	Nine Months Ended September 30,

	2002	2001

Cash paid during the period for income taxes	$10,904	$3,231
Cash paid during the period for interest	12,530	18,575

Note 4. Earnings Per Share

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts).

Three Months Ended September 30,	2002			2001

			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available to common shareholders	$10,729	17,950	$0.60	$7,696	13,516	$0.57

Diluted EPS
Dilutive stock options		319			265

Net income available to common shareholders	$10,729	18,269	$0.59	$7,696	13,781	$0.56

Nine Months Ended September 30,	2002			2001

			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available to common shareholders	$25,055	16,959	$1.48	$15,622	13,515	$1.16

Diluted EPS
Dilutive stock options		422			239

Net income available to common shareholders	$25,055	17,381	$1.44	$15,622	13,754	$1.14

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Stock options	38	123	10	476

Note 5. Comprehensive Income

Comprehensive income includes the fair value of cash flow hedging instruments that are reflected in shareholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$10,729	$7,696	$25,055	$15,622
Unrealized gain on investments, net, subsequently realized	(3)	—	—	(15)
Cash flow hedges:
Cumulative effect of adoption of SFAS 133, net of tax effect of $594	—	—	—	(948)
Net derivative losses, net of tax effect of $585, $787, $1,105 and $1,181, respectively	(928)	(1,255)	(1,745)	(1,884)
Reclassification adjustment, net of tax effect of $(239), $(148), $(712) and $(305), respectively	382	233	1,122	484

Total comprehensive income	$10,180	$6,674	$24,432	$13,259

Note 6. Acquisitions

The following acquisitions were made in the first nine months of 2002:

•	In January 2002, we acquired the Lynn Alexander Auto Group, which is comprised of All American Chrysler/Jeep/Dodge and All American Chevrolet located in San Angelo, Texas and All American Chrysler/Jeep/Dodge in Big Spring, Texas. The stores have anticipated 2002 annual revenues of $115.0 million.

•	In January 2002, we acquired Premier Chrysler/Jeep/Dodge in Odessa, Texas, which has anticipated 2002 annual revenues of $33.0 million.

•	In February 2002, we acquired Thomason Subaru in Oregon City, Oregon, which has anticipated 2002 annual revenues of $20.0 million. The store has been renamed to Lithia Subaru of Oregon City.

•	In April 2002, we acquired Village Dodge-Hyundai in Midland, Texas, which has anticipated 2002 annual revenues of $35.0 million.

•	In May 2002, we opened a newly awarded Hummer franchise in Bellevue, Washington.

•	In June 2002, we acquired Jay Wolfe Ford in Omaha, Nebraska, which has anticipated 2002 annual revenues of $55.0 million.

•	In June 2002, we acquired Broncho Chevrolet in Odessa, Texas and Sherman Chevrolet in Midland, Texas. The stores have combined anticipated 2002 revenues of $115.0 million. The stores were renamed Chevrolet of Odessa and Chevrolet of Midland, respectively.

•	In July 2002, we acquired Mercedes of Omaha in Omaha, Nebraska, which has anticipated 2002 revenues of $22.0 million.

•	In August 2002, we acquired Skyline Volkswagen in a suburb of Denver, Colorado, which has anticipated 2002 revenues of $20.0 million

The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations assuming all of the above acquisitions occurred at the beginning of the respective periods are as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Total revenues	$688,012	$589,965	$1,885,424	$1,698,601
Net income	10,695	8,776	24,912	17,612
Basic earnings per share	0.60	0.65	1.47	1.30
Diluted earnings per share	0.59	0.64	1.43	1.28

There are no future contingent payouts related to any of the 2002 acquisitions. The purchase price for the 2002 acquisitions was allocated as follows (in thousands):

Inventory	$61,283
Other current assets	3,494
Property and equipment	23,418
Goodwill	26,891
Other intangible assets — franchise value	13,413
Other non-current assets	100

Total assets acquired	128,599
Flooring notes payable	47,436
Other current liabilities	1,673
Other non-current liabilities	1,956

Total liabilities acquired	51,065

Net assets acquired	$77,534

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

	Three Months	Nine Months
	Ended September	Ended September
(In thousands, except per share amounts)	30, 2001	30, 2001

Net income as reported	$7,696	$15,622
Add back amortization of goodwill and other intangible assets, net of tax effect of $(356) and $(1,061)	564	1,687

Adjusted net income	$8,260	$17,309

Basic net income per share as reported	$0.57	$1.16
Adjustment for add back of amortization expense, net of tax effect	0.04	0.12

Adjusted basic net income per share	$0.61	$1.28

Diluted net income as reported	$0.56	$1.14
Adjustment for add back of amortization expense, net of tax effect	0.04	0.12

Adjusted diluted net income per share	$0.60	$1.26

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

General

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of October 31, 2002, we offered 25 brands of new vehicles through 128 franchises in 69 stores in the western United States and over the Internet. As of October 31, 2002, we operate 16 stores in Oregon, 10 in California, 9 in Washington, 8 in Texas, 7 in Colorado, 7 in Idaho, 5 in Nevada, 3 in South Dakota, 2 in Alaska and 2 in Nebraska. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing and insurance for our automotive customers.

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

Historically, new vehicle sales have accounted for approximately 50% of our total revenues but less than 30% of total gross profit. The most recent three-month period was characterized by a very strong incentive environment, which led to higher than normal new vehicle sales for the period. We emphasize sales of higher margin products, which generate over 70% of our gross profits. Our revenues and gross profit by product line were as follows:

	Percent of	Gross	Percent of Total
Three Months Ended September 30, 2002	Total Revenues	Margin	Gross Profit

New vehicles	56.5%	7.9%	29.3%
Retail used vehicles(1)	24.1	12.0	19.0
Service, body and parts	9.2	47.5	28.6
Finance and insurance(2)	3.6	99.6	23.4
Fleet and other	1.9	1.7	0.2

	Percent of	Gross	Percent of Total
Three Months Ended September 30, 2001	Total Revenues	Margin	Gross Profit

New vehicles	52.5%	9.4%	29.0%
Retail used vehicles(1)	27.1	12.6	20.1
Service, body and parts	10.2	46.7	28.0
Finance and insurance(2)	3.9	99.3	23.1
Fleet and other	1.6	1.7	0.2

	Percent of	Gross	Percent of Total
Nine Months Ended September 30, 2002	Total Revenues	Margin	Gross Profit

New vehicles	53.2%	8.1%	27.6%
Retail used vehicles(1)	26.1	12.0	20.0
Service, body and parts	9.5	47.9	29.0
Finance and insurance(2)	3.7	99.5	23.6
Fleet and other	2.1	1.7	0.3

	Percent of	Gross	Percent of Total
Nine Months Ended September 30, 2001	Total Revenues	Margin	Gross Profit

New vehicles	51.8%	9.0%	28.1%
Retail used vehicles(1)	26.9	12.8	20.9
Service, body and parts	10.2	46.1	28.5
Finance and insurance(2)	3.8	98.8	22.8
Fleet and other	2.5	2.6	0.4

(1)	Excludes wholesale used vehicle sales, representing 4.7%, 4.7%, 5.4% and 4.7% of total revenues, respectively, and a negative gross margin contribution of 0.5%, 0.4%, 0.5% and 0.7%, respectively, for the three and nine month periods ended September 30, 2002 and 2001.

(2)	Reported net of administration fees and anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
Lithia Motors, Inc.(1)	September 30,		September 30,

	2002	2001	2002	2001

Revenues:
New vehicles	56.5%	52.5%	53.2%	51.8%
Used vehicles	28.8	31.8	31.5	31.7
Service, body and parts	9.2	10.2	9.5	10.2
Finance and insurance	3.6	3.9	3.7	3.8
Fleet and other	1.9	1.6	2.1	2.5

Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	15.2	16.9	15.7	16.5
Selling, general and administrative expenses	11.7	12.7	12.3	12.8
Depreciation and amortization	0.3	0.5	0.3	0.5
Income from operations	3.3	3.8	3.0	3.2
Floorplan interest expense	0.4	0.7	0.5	0.9
Other interest expense	0.2	0.3	0.3	0.4
Income before taxes	2.6	2.7	2.3	1.9
Income tax expense	1.0	1.0	0.9	0.7
Net income	1.6%	1.6%	1.4%	1.2%

(1)	The percentages may not add due to rounding.

Results of Operations

	Three Months Ended
	September 30,			%
			Increase	Increase
	2002	2001	(Decrease)	(Decrease)

Revenues:
New vehicle sales	$388,811	$247,487	$141,324	57.1%
Used vehicle sales	198,402	149,795	48,607	32.4
Service, body and parts	62,964	47,884	15,080	31.5
Finance and insurance	24,565	18,579	5,986	32.2
Fleet and other	12,903	7,573	5,330	70.4

Total revenues	687,645	471,318	216,327	45.9
Cost of sales	583,039	391,450	191,589	48.9

Gross profit	104,606	79,868	24,738	31.0
Selling, general and administrative	80,209	59,696	20,513	34.4
Depreciation and amortization	2,044	2,372	(328)	(13.8)

Income from operations	22,353	17,800	4,553	25.6
Floorplan interest expense	(2,943)	(3,390)	(447)	(13.2)
Other interest expense	(1,581)	(1,608)	(27)	(1.7)
Other, net	(252)	(241)	11	4.6

Income before income taxes	17,577	12,561	5,016	39.9
Income tax expense	6,848	4,865	1,983	40.8

Net income	$10,729	$7,696	$3,033	39.4%

New units sold	14,972	10,072	4,900	48.7%
Average selling price per new vehicle	$25,969	$24,572	$1,397	5.7
Used units sold — retail	11,538	9,825	1,713	17.4
Average selling price per retail used vehicle	$14,382	$13,005	$1,377	10.6
Used units sold — wholesale	6,923	4,833	2,090	43.2
Average selling price per wholesale used vehicle	$4,690	$4,557	$133	2.9
Finance and insurance sales per retail unit	$927	$934	$(7)	(0.7)%

	Nine Months Ended
	September 30,			%
			Increase	Increase
	2002	2001	(Decrease)	(Decrease)

Revenues:
New vehicle sales	$955,125	$701,095	$254,030	36.2%
Used vehicle sales	565,406	428,777	136,629	31.9
Service, body and parts	169,997	138,540	31,457	22.7
Finance and insurance	66,721	51,687	15,034	29.1
Fleet and other	39,112	33,420	5,692	17.0

Total revenues	1,796,361	1,353,519	442,842	32.7
Cost of sales	1,515,226	1,129,544	385,682	34.1

Gross profit	281,135	223,975	57,160	25.5
Selling, general and administrative	221,485	173,517	47,968	27.6
Depreciation and amortization	5,607	6,813	(1,206)	(17.7)

Income from operations	54,043	43,645	10,398	23.8
Floorplan interest expense	(8,162)	(11,877)	(3,715)	(31.3)
Other interest expense	(4,637)	(5,953)	(1,316)	(22.1)
Other, net	(334)	(365)	(31)	(8.5)

Income before income taxes	40,910	25,450	15,460	60.7
Income tax expense	15,855	9,828	6,027	61.3

Net income	$25,055	$15,622	$9,433	60.4%

New units sold	37,249	28,576	8,673	30.4%
Average selling price per new vehicle	$25,642	$24,534	$1,108	4.5
Used units sold — retail	32,482	27,798	4,684	16.9
Average selling price per retail used vehicle	$14,428	$13,118	$1,310	10.0
Used units sold — wholesale	19,180	13,881	5,299	38.2
Average selling price per wholesale used vehicle	$5,044	$4,619	$425	9.2
Finance and insurance sales per retail unit	$957	$917	$40	4.4%

Revenues. Total revenues increased 45.9% in the third quarter of 2002 compared to the third quarter of 2001 as a result of acquisitions and 11.4% same store retail sales growth. Total revenues increased 32.7% in the first nine months of 2002 compared to the first nine months of 2001 as a result of acquisitions and 4.5% same store retail sales growth. We achieved same store new vehicle sales growth of 22.5% and 9.8%, respectively, in the three and nine-month periods ended September 30, 2002 compared to the same periods of 2001. This compares favorably to industry increases in new vehicle sales of 8.9% and 1.2%, respectively, for the same periods. The increases in new vehicle same store sales for both the three and nine month periods ended September 30, 2002 were augmented by same store increases in finance and insurance sales and were partially offset by decreases in same store used vehicle and service and parts sales.

During the first three quarters of 2002, manufacturers offered, and are continuing to offer, incentives, including low interest rates and rebates, in order to attract new vehicle buyers. The availability of cash rebates and zero percent and low interest rate financing have also enhanced our ability to sell finance, warranty and insurance products and services. Our finance and insurance sales per retail unit decreased 0.7% to $927 per retail vehicle and increased 4.4% to $957 per retail vehicle, respectively, in the three and nine-month periods ended September 30, 2002 compared to the same periods of 2001.

Gross Profit. Gross profit increased due to increased total revenues, offset in part by a lower overall gross profit percentage. Incentives and rebates received from manufacturers, including floorplan interest credits, are recorded as a reduction to cost of goods sold. Gross profit margins achieved were as follows:

	Three Months Ended September 30,
			Lithia
	2002	2001	Margin Change*

New vehicles	7.9%	9.4%	(150)bp
Retail used vehicles	12.0	12.6	(60)
Service and parts	47.5	46.7	80
Finance and insurance	99.6	99.3	30
Overall	15.2%	16.9%	(170)

	Nine Months Ended September 30,
			Lithia
	2002	2001	Margin Change*

New vehicles	8.1%	9.0%	(90)bp
Retail used vehicles	12.0	12.8	(80)
Service and parts	47.9	46.1	180
Finance and insurance	99.5	98.8	70
Overall	15.7%	16.5%	(80)

*	“bp” stands for basis points (one hundred basis points equals one percent).

The decrease in the overall gross profit margin in the three and nine month periods ended September 30, 2002 compared to the same periods of 2001 are primarily a result of four factors:

•	A significant shift towards our lowest margin new vehicle business with the strong incentive environment;

•	Lower floorplan interest credits from the manufacturers on new vehicles due to lower market rates;

•	Aggressive selling of new vehicles in order to gain market share, which resulted in lower new vehicle margins; and

•	A mix shift in used vehicle sales to the lower margin one to three-year old vehicles, which have lower margins than the older used vehicles.

Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries and related personnel expenses, facility lease expense, advertising, legal, accounting, professional services and general corporate expenses. Selling, general and administrative expense increased due to increased selling, or variable, expenses related to the increase in revenues and the number of locations. As a percentage of revenue, selling, general and administrative expense decreased 100 basis points and 50 basis points, respectively, in the three and nine-month periods ended September 30, 2002 compared to the same periods of 2001 due to expense leverage on higher sales.

Depreciation and Amortization. Depreciation and amortization expense decreased primarily as a result of the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” in the first quarter of 2002. SFAS No. 142 requires that goodwill and other intangibles with indefinite useful lives no longer be amortized.

Income from Operations. Operating margins decreased 50 basis points and 20 basis points in the three and nine month periods ended September 30, 2002 compared to the same periods of 2001 due to the decrease in the overall gross margin percentage, offset in part by lower operating expenses as a percentage of revenue.

Floorplan Interest Expense. The decreases in floorplan interest expense in the three and nine-month periods ended September 30, 2002 compared to the same periods of 2001 is primarily due to approximately $1.4 million and $5.3 million, respectively, in savings as a result of decreases in the effective interest rates on the floating rate credit lines, offset in part by a $63.4 million and a $33.0 million increase, respectively, in outstanding balances due to acquisitions. In addition to the interest expense on our flooring lines of credit, floorplan interest expense includes the interest expense related to our interest rate swaps.

Other Interest Expense. Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes. Approximately $1.0 million and $2.7 million of the decrease in other interest expense is due to lower interest rates in three and nine-month periods ended September 30, 2002 compared to the same periods of 2001, offset in part by less capitalized interest in the three and nine-month periods ended September 30, 2002 compared to the same periods of 2001. The decreases in other interest expense were also offset by increases in the outstanding balances due to acquisitions and the financing of previously unfinanced real estate during 2002. The lower interest rates in the 2002 periods are due in part to the refinancing of $15.2 million of fixed interest rate mortgage loans since November 2001, utilizing floating rate loans with Toyota Motor Credit and Ford Motor Credit.

Income Tax Expense. Our effective tax rate was 38.8% in the first nine months of 2002 compared to 38.6% in the first nine months of 2001. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Net Income. Net income as a percentage of revenue was flat for the three month period ended September 30, 2002 compared to the same period of 2001 and increased 20 basis points for the nine month period ended September 30, 2002 compared to the same period of 2001 as a result of increased revenues and lower operating expenses and interest expense, offset by a lower gross margin percentage.

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

The financial covenants in our agreement with Ford Motor Credit require us to maintain compliance with, among other things, (1) specified ratios of total debt to tangible base capital; (2) specified ratios of total adjusted debt to tangible base capital; (3) specific current ratio; (4) specific fixed charge coverage ratio; and (5) positive net cash. The Ford Motor Credit agreements also preclude the payment of cash dividends without prior consent. We were in compliance with all such covenants at September 30, 2002.

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

Interest rates on all of the above facilities ranged from 3.29% to 4.54% at September 30, 2002. Amounts outstanding on the lines at September 30, 2002 together with amounts remaining available under such lines were as follows (in thousands):

		Remaining
	Outstanding at	Availability as of
	September 30, 2002	September 30, 2002

New and program vehicle lines	$312,854	$ *
Used vehicle line	75,000	75,000
Acquisition line	—	130,000
Real estate line	28,688	11,312
Equipment/leased vehicle line	27,500	—

	$444,042	$ *

*	There are no formal limits on the new and program vehicle lines with certain lenders.

At September 30, 2002, we had capital commitments of approximately $12.6 million for the construction of three new store facilities, additions to four existing facilities and the remodel of three facilities. The three new facilities will be a Ford store in Boise, Idaho, a body shop in Reno, Nevada and a body shop in Boise, Idaho. We have already incurred $2.1 million for these commitments and anticipate incurring $4.9 million of the remaining $12.6 million during the fourth quarter of 2002. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 85% to 100% of the amounts expended.

Seasonality and Quarterly Fluctuations

Historically, our sales have been lower in the first and fourth quarters of each year due to consumer purchasing patterns during the holiday season, inclement weather and the reduced number of business days during the holiday season. As a result, financial performance may be lower during the first and fourth quarters than during the other quarters of each fiscal year. We believe that interest rates, levels of consumer debt and consumer confidence, as well as general economic conditions, also contribute to fluctuations in sales and operating results. Historically, the timing and frequency of acquisitions has been the largest contributor to fluctuations in our operating results from quarter to quarter.

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

In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. We do not anticipate that the adoption of SFAS No. 146 will have a material effect on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2001 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 22, 2002.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

The exhibits filed as a part of this report are listed below and this list constitutes the exhibit index.

99.1	Certification of Sidney B. DeBoer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Jeffrey B. DeBoer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

We filed one report on Form 8-K during the quarter ended September 30, 2002 dated September 19, 2002 and filed September 20, 2002 pursuant to Item 5. Other Events and Regulation FD Disclosure regarding the planned sale of Class A common stock by the DeBoer Family LLC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	LITHIA MOTORS, INC.

	By	/s/ SIDNEY B. DEBOER

Sidney B. DeBoer Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

	By	/s/ JEFFREY B. DEBOER

Jeffrey B. DeBoer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Sidney B. DeBoer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lithia Motors, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Sidney B. DeBoer Sidney B. DeBoer Chairman of the Board, Chief Executive Officer and Secretary Lithia Motors, Inc.

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey B. DeBoer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lithia Motors, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Jeffrey B. DeBoer Jeffrey B. DeBoer Senior Vice President and Chief Financial Officer Lithia Motors, Inc.