Form 10-K
period 2002-12-31
LITHIA MOTORS INC
filed 2003-03-31
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2002
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

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X]   No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $212,850,706, computed by reference to the last sales price ($26.92) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 28, 2002).

The number of shares outstanding of the Registrant’s common stock as of March 20, 2003 was: Class A: 14,359,448 shares and Class B: 3,762,231 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2003 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.
2002 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Forward Looking Statements and Risk Factors

Some of the statements under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-K constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Exhibit 99.3 to this Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the offices of the SEC’s Public Reference Rooms in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Rooms. The SEC maintains an Internet Web site at http://www.sec.gov/ where you can obtain most of our SEC filings. In addition, you can inspect our reports and other information at the offices of the New York Stock Exchange at 20 Broad Street, New York, NY 10005. We also make available free of charge on our website at www.lithia.com our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. You can also obtain copies of these reports by contacting Investor Relations at 541-776-6591.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of March 14, 2003, we offered 24 brands of new vehicles through 132 franchises in 71 stores in the western United States and over the Internet. As of March 14, 2003, we operate 17 stores in Oregon, 12 in California, 10 in Washington, 7 in Texas, 6 in Idaho, 6 in Colorado, 5 in Nevada, 3 in South Dakota, 3 in Alaska and 2 in Nebraska. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing and insurance for our automotive customers. Over 75% of our stores are located in cities where our store does not compete directly with any other franchised dealers selling the same brand.

We achieve gross margins above industry averages by selling a higher ratio of retail used vehicles to new vehicles and by arranging finance and extended warranty contracts for a greater percentage of our customers. In 2002, we achieved a gross margin of 15.8%.

We were founded in 1946 and incorporated in 1968. Our two senior executives have managed the company for more than 30 years. Since our initial public offering in 1996, we have grown from 5 to 71 stores, primarily through an aggressive acquisition program, increasing annual revenues from $143 million in 1996 to $2.4 billion in 2002. In addition, since our initial public offering through December 31, 2002, we have achieved average annual growth rates of 66% per year for revenues, 59% per year for net income and 25% per year for earnings per share, together with a 4.4% average annual same store sales increase.

The Industry

At approximately $1.0 trillion in annual sales, automotive retailing is the largest retail trade sector in the United States and comprises roughly 10% of the GDP. The industry is highly fragmented with the 100 largest automotive retailers generating approximately 16% of total industry revenues in 2001. The number of franchised stores has declined significantly since 1960 from more than 36,000 stores to approximately 22,000 in 2001. In the U.S., vehicles can be purchased from approximately 22,000 franchised dealers, 53,000 independent used vehicle dealers, or through casual (person to person) transactions. New vehicles can only be sold through automotive retail stores franchised by auto manufacturers. These franchise stores have designated trade territories under state franchise law protection, which limits the number of new stores that can be opened in any given area.

Consolidation is expected to continue as many smaller automotive retailers are now considering selling or joining forces with larger retailer groups, given the large capital requirements necessary to operate in today’s retail environment. With many owners reaching retirement age, often without clear succession plans, larger, well-capitalized automotive retailers provide an attractive exit strategy. We believe these factors, in conjunction with an uncertain economy, provide an attractive environment for continuing consolidation.

Unlike other retailing segments, automotive manufacturers provide unparalleled support to the automotive retailer. Manufacturers often bear the burden of markdown risks on slow-moving inventory as they provide aggressive dealer and customer incentives to clear aged inventory in order to free the inventory pipeline for new purchases. In addition, an automotive retailer’s cash investment in inventory is relatively small, given floorplan financing from manufacturers. Furthermore, manufacturers provide low-cost financing for working capital and acquisitions and credit to consumers to finance vehicle purchases, as well as pay retail prices to their dealers for servicing vehicles under manufacturers’ warranties.

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

Automotive retailers’ profitability varies widely and depends in part on product mix, effective management of inventory, marketing, quality control and responsiveness to customers. Historically, new vehicles account for an estimated 60% of industry revenues, but only 35% of gross profits. The remaining 40% of revenues are derived from used vehicles sales (26%), service and parts (10%) and finance and insurance (4%), which combine to contribute 65% of the sector’s gross profits. Gross margins on new vehicles typically average approximately 8.5%, versus 11.3% for retail used vehicles. The difference is primarily a function of the non-comparability among used vehicles and lack of standardized pricing.

Automotive retailers have much lower fixed overhead costs than automobile manufacturers and parts suppliers. Variable and discretionary costs, such as sales commissions and personnel, advertising and inventory finance expenses, can be adjusted to match new vehicle sales. Variable and discretionary costs account for an estimated 60-65% of the industry’s total expenses. Moreover, an automotive retailer can enhance its profitability from sales of higher margin products and services. Gross margins for the parts and service business are significantly higher at approximately 48%, given the labor-intensive nature of the product category. Gross margins for finance and insurance are virtually 100% as they are fee driven income items. These supplemental, high margin products and services provide substantial incremental revenue and net income, decreasing the reliance on the highly competitive new vehicle sales.

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

The following tables set forth information about our stores:

			Percent of
	Number of	Number of	Total Revenue
State	Stores	Franchises	in 2002

Oregon	17	36	19%
California	12	20	18
Washington	10	18	16
Colorado	6	14	12
Texas	7	15	12
Idaho	6	10	8
Nevada	5	8	5
South Dakota	3	3	4
Alaska	3	5	3
Nebraska	2	2	3

Total	71	132	100%

			Year
			Opened/
Location	Store	Franchises	Acquired

CALIFORNIA
Concord	Lithia Dodge of Concord	Dodge, Dodge Truck	1997
	Lithia Ford of Concord	Ford	1997
	Lithia Volkswagen of Concord	Volkswagen	1997
Fresno	Lithia Ford of Fresno	Ford	1997
	Lithia Nissan Hyundai of Fresno	Nissan, Hyundai	1998
	Lithia Mazda Suzuki of Fresno	Mazda, Suzuki	1997
Napa	Lithia Ford Lincoln Mercury of Napa	Ford, Lincoln, Mercury	1997
Redding	Lithia Chevrolet of Redding	Chevrolet	1998
	Lithia Toyota of Redding	Toyota	1998
Vacaville	Lithia Toyota of Vacaville	Toyota	1996
Burlingame	Lithia Chrysler Jeep Dodge of Burlingame	Chrysler, Dodge, Dodge Truck, Jeep	2002
Salinas	Chevrolet of Salinas	Chevrolet	2003

OREGON
Eugene	Lithia Dodge of Eugene	Dodge, Dodge Truck	1996
	Lithia Nissan of Eugene	Nissan	1998
	Saturn of Eugene	Saturn	2000
Grants Pass	Lithia’s Grants Pass Auto Center	Dodge, Dodge Truck, Chrysler, Jeep	Pre-IPO
Klamath Falls	Lithia Klamath Falls Auto Center	Toyota, Dodge, Dodge Truck, Chrysler, Jeep	1999
Medford	Lithia Chrysler Jeep Dodge	Dodge, Dodge Truck, Chrysler, Jeep	Pre-IPO
	Lithia Honda	Honda	Pre-IPO
	Lithia Lincoln Mercury Suzuki Mazda	Lincoln, Mercury, Mazda, Suzuki	Pre-IPO
	Lithia Nissan	Nissan	1998
	Medford BMW	BMW	1998
	Lithia Toyota	Toyota	Pre-IPO
	Lithia Volkswagen	Volkswagen	Pre-IPO
	Saturn of Southwest Oregon	Saturn	Pre-IPO
Oregon City (Portland)	Lithia Subaru of Oregon City	Subaru	2002
Roseburg	Lithia Ford Lincoln Mercury of Roseburg	Ford, Lincoln, Mercury	1999
	Lithia Chrysler Jeep Dodge of Roseburg	Dodge, Dodge Truck, Chrysler, Jeep	1999
Springfield (Eugene)	Lithia Dodge of Springfield	Toyota	1998

COLORADO
Aurora (Denver)	Lithia Dodge of Cherry Creek	Dodge, Dodge Truck	1999
	Lithia Colorado Chrysler Jeep	Chrysler, Jeep	1999
Colorado Springs	Lithia Colorado Springs Jeep Chrysler	Jeep, Chrysler	1999
Englewood (Denver)	Lithia Centennial Chrysler Jeep	Chrysler, Jeep	1999
Fort Collins	Lithia Foothills Chrysler Hyundai	Dodge, Dodge Truck, Chrysler, Hyundai, Jeep	1999
Thornton (Denver)	Lithia Volkswagen of Thornton	Volkswagen	2002

			Year
			Opened/
Location	Store	Franchises	Acquired

WASHINGTON
Bellevue (Seattle)	Chevrolet Hummer of Bellevue	Chevrolet	2001
		Hummer	2002
Issaquah (Seattle)	Chevrolet of Issaquah	Chevrolet	2001
Kennewick	Honda of Tri-Cities	Honda	2000
	Lithia Dodge of Tri-Cities	Dodge, Dodge Truck	1999
Renton	Lithia Chrysler Jeep Dodge of Renton	Chrysler, Jeep, Dodge, Dodge Truck	2000
	Lithia Hyundai of Renton	Hyundai	2002
Richland	Lithia Ford of Tri-Cities	Ford	2000
Seattle	BMW Seattle	BMW	2001
Spokane	Lithia Camp Chevrolet	Chevrolet, Cadillac	1998
	Lithia Camp Imports	Subaru, BMW, Volvo	1998

IDAHO
Boise	Lithia Ford of Boise	Ford	2000
	Chevrolet of Boise	Chevrolet	1999
	Lithia Lincoln-Mercury Isuzu of Boise	Lincoln, Mercury, Isuzu	1999
Caldwell	Chevrolet of Caldwell	Chevrolet	2001
Pocatello	Honda of Pocatello	Honda	2001
	Lithia Chrysler Dodge Hyundai of Pocatello	Chrysler, Dodge, Dodge Truck, Hyundai	2001

NEVADA
Reno	Lithia L/M/Audi Isuzu of Reno	Audi, Lincoln, Mercury, Isuzu	1997
	Lithia Reno Hyundai	Hyundai	1997
	Lithia Reno Subaru	Subaru	1999
	Lithia Volkswagen of Reno	Volkswagen	1998
Sparks	Lithia Sparks (satellite of Lithia Reno)	Suzuki, Lincoln, Mercury, Isuzu	1997

SOUTH DAKOTA
Sioux Falls	Chevrolet of Sioux Falls	Chevrolet	2000
	Lithia Dodge of Sioux Falls	Dodge	2001
	Lithia Subaru of Sioux Falls	Subaru	2000

ALASKA
Anchorage	Lithia Chrysler Jeep of Anchorage	Chrysler, Jeep	2001
	Lithia Dodge of South Anchorage	Dodge, Dodge Truck	2001
	Lithia Hyundai of Anchorage	Hyundai	2003

TEXAS
San Angelo	All American Chrysler Jeep Dodge of San Angelo	Dodge, Dodge Truck, Jeep, Chrysler	2002
	Honda of San Angelo	Honda	2002
	All American Chevrolet of San Angelo	Chevrolet	2002
Odessa	All American Chrysler Jeep Dodge of Odessa	Dodge, Dodge Truck, Jeep, Chrysler	2002
	All American Chevrolet of Odessa	Chevrolet	2002
Midland	All American Dodge-Hyundai of Midland	Dodge, Dodge Truck, Hyundai	2002
	All American Chevrolet of Midland	Chevrolet	2002

NEBRASKA
Omaha	Lithia Ford of Omaha	Ford	2002
	Mercedes-Benz of Omaha	Mercedes	2002

New Vehicle Sales

In 2002, we sold 24 domestic and imported brands ranging from economy to luxury cars, sport utility vehicles, minivans and light trucks.

		Percent of
		New
	Percent of	Vehicle
	Total	Sales in
Manufacturer	Revenue	2002

DaimlerChrysler (Chrysler, Dodge, Jeep, Dodge Trucks)	18.8%	35.1%
General Motors (Chevrolet, Saturn)	11.6	21.4
Ford (Ford, Lincoln, Mercury)	7.2	13.4
Toyota	4.5	8.3
BMW	2.4	4.4
Volkswagen, Audi	2.2	4.0
Subaru	1.7	3.1
Honda	1.5	2.8
Hyundai	1.4	2.6
Nissan	1.2	2.3
Mazda	0.5	1.0
Suzuki	0.3	0.5
Mercedes	0.3	0.5
Isuzu	0.2	0.3
Kia	0.1	0.2
Volvo	0.1	0.1

	54.0%	100.0%

Our unit and dollar sales of new vehicles were as follows:

	Year Ended December 31,

	1998	1999	2000	2001	2002

New vehicle units	17,708	28,645	37,230	39,875	49,504
New vehicle sales (in thousands)	$388,933	$674,453	$899,659	$993,635	$1,284,657
Average selling price	$21,964	$23,545	$24,165	$24,919	$25,951

We purchase our new car inventory directly from manufacturers, who allocate new vehicles to stores based on the number of vehicles sold by the store on a monthly basis and by the store’s market area. We attempt to exchange vehicles with other automotive retailers to accommodate customer demand and to balance inventory.

We post the manufacturer’s suggested retail price (MSRP) on every vehicle, as required by law. We negotiate the final sales price of a new vehicle individually with the customer, selling many vehicles at a special marketing offered price called “Promo Price,” which is less than MSRP.

Used Vehicle Sales

At each new vehicle store, we also sell used vehicles. We employ a used vehicle manager at each location.

Retail used vehicle sales are an important part of our overall profitability. In 2002, retail used vehicle sales generated a gross margin of 12.5% compared with a gross margin of 8.5% for new vehicle sales.

Our used vehicle operation gives us an opportunity to:

•	generate sales to customers financially unable or unwilling to purchase a new vehicle;

•	increase new and used vehicle sales by aggressively pursuing customer trade-ins; and

•	increase service contract sales and provide financing to used vehicle purchasers.

We currently sell approximately 0.85 retail used vehicles for every new vehicle sold, compared to the 2001 industry average ratio of approximately 0.77 to 1.

In addition to selling late model used cars, as do other new vehicle dealers, our stores emphasize sales of used vehicles three to ten years old. These vehicles sell for lower prices, but generate greater margins. We believe that selling a larger number of used vehicles makes us less susceptible to the effects of changes in the volume of new vehicle sales that result from economic conditions.

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

Our used vehicle sales are as follows:

	Year Ended December 31,

	1998	1999	2000	2001	2002

Retail used units	13,645	23,840	30,896	36,960	41,974
Retail used unit sales (in thousands)	$174,661	$314,300	$407,607	$497,428	$611,955
Average selling price	$12,800	$13,184	$13,193	$13,459	$14,579
Wholesale used units	9,532	13,424	16,751	18,918	25,307
Wholesale used unit sales (in thousands)	$46,321	$62,107	$74,602	$87,987	$126,194
Average selling price	$4,860	$4,627	$4,454	$4,651	$4,987
Total used units	23,177	37,264	47,647	55,878	67,281
Total used units sales (in thousands)	$220,982	$376,407	$482,209	$585,415	$738,149

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

In 2002, we arranged financing for 77% of our new vehicle sales and 73% of our retail used vehicle sales, compared to the 2001 industry averages of 55% and 59%, respectively. Our average finance and insurance revenue per vehicle totaled $886 in 2002 compared to the 2001 industry average of $438.

We receive a portion of the financing charge as fee income for each sale we finance. In 2002 and 2003, many automobile manufacturers have offered zero percent financing as sales incentives to new vehicle purchasers. Zero percent financing reduces, but does not eliminate, our per unit fee income from arranging financing, as we receive a fixed payment from the manufacturers in connection with such financing. Many customers do not qualify for zero percent financing, either because of their credit standing or because they require longer financing terms than offered for zero percent financing. Incentive financing programs, including zero percent programs, usually offer cash rebates as an alternative to reduced interest rates. A majority of eligible customers elect to receive cash rebates instead of incentive financing, usually using the cash rebate as a down payment to complete the purchase of a new vehicle with little or no cash out of pocket. We have been able to increase finance and insurance revenue per vehicle despite zero percent financing due to higher penetration of other finance and insurance products.

We usually arrange financing for customers from outside sources on a non-recourse basis to avoid the risk of default. During 2002, we directly financed less than 0.01% of our vehicle sales.

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

We also offer our customers third party credit life and health and accident insurance when they finance an automobile purchase and receive a commission on each policy sold. We also offer other products, such as protective coatings and automobile alarms.

Service, Body and Parts

Our automotive service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service primarily for the new vehicle brands sold by our stores, but we also service other vehicles. In 2002, our service, body and parts operations generated $230.0 million in revenues, or 9.7% of total revenues. We set prices to reflect the difficulty of the types of repair and the cost and availability of parts.

The service, body and parts businesses provide important repeat revenues to the stores. We market our parts and service products by notifying the owners of vehicles purchased at our stores when their vehicles are due for periodic service. This encourages preventive maintenance rather than post-breakdown repairs. We offer a lifetime oil and filter service, which in 2002 was purchased by 31% of our new and used vehicle buyers. This service helps us retain customers, and provides opportunities for repeat parts and service business. Revenues from the service, body and parts departments are important during economic downturns as owners tend to repair their existing used vehicles rather than buy new vehicles during such periods. This limits the effects of a drop in new vehicle sales.

We operate eighteen collision repair centers: three each in Oregon, Idaho and Texas; two each in South Dakota and California; and one each in Washington, Colorado, Nevada, Alaska and Nebraska. We work closely with the automobile insurance companies to provide collision repair services on claims at preferred rates based on the high volume of business. At our Medford, Oregon body shop, we provide office space to casualty insurers to process automobile claims. This helps generate further repair business.

Marketing

We market ourselves as “America’s Car & Truck Store.” We use most types of advertising, including television, newspaper, radio, direct mail, and an Internet web site. Advertising expense, net of manufacturer credits, was $17.8 million during 2002, with 46% of the total amount used for print media, 21% for television, 18% for radio and 15% for direct mail, Internet and other. We advertise to develop our image as a reputable automotive retailer, offering quality service, affordable automobiles and financing for all buyers. The automobile manufacturers pay for many of our advertising and marketing expenditures. The manufacturers also provide us with market research, which assists us in developing our own advertising and marketing campaigns. In addition, our stores advertise discounts or other promotions to attract customers. By owning a cluster of stores in a particular market, we save money from volume discounts and other media concessions. We also participate as a member of advertising cooperatives and associations, whose members pool their resources and expertise with manufacturers to develop advertising campaigns.

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

We believe that our “Driving America” customer-oriented plan differentiates us from other automotive retail stores. “Driving America” commits us to provide:

•	a complimentary credit check;

•	a complimentary used vehicle appraisal;

•	a 60-day/3,000 mile warranty on all used vehicles sold; and

•	a community donation for every vehicle sold.

Management Information System

We consolidate, process and maintain financial information, operational and accounting data, and other related statistical information on centralized computers at our headquarters. We have a fully operational intranet with each store directly connected to headquarters. Our systems are based on an ADP platform for the main database, and information is processed and analyzed utilizing customized financial reporting software from Hyperion Solutions. Senior management can access detailed information from all of our locations regarding:

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

The typical automobile franchise agreement specifies the locations within a designated market area at which the store may sell vehicles and related products and perform certain approved services. The designation of such areas and the allocation of new vehicles among stores are at the discretion of the manufacturer. Franchise agreements do not guarantee exclusivity within a specified territory, but do have some protection under state laws.

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

Most franchise agreements are generally renewed after one to five years, and, in practice, have indefinite lives. Some franchise agreements, including those with DaimlerChrysler, have no termination date. Historically, all of our agreements have been renewed and we expect that manufacturers will continue to renew them in the future. In addition, state franchise laws limit the ability of manufacturers to terminate or fail to renew automotive franchises. Each franchise agreement authorizes at least one person to manage the store’s operations. The typical franchise agreement provides for early termination or non-renewal by the manufacturer upon:

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

We sign master framework agreements with most manufacturers that impose additional requirements on our stores. See Exhibit 99.3 “Risk Factors” for further details.

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

We are larger and have more financial resources than most private automotive retailers with which we currently compete in most of our regional markets. We compete directly with retailers like ourselves in our metropolitan markets like Denver, Colorado, Seattle, Washington and Concord, California. As we enter other markets, we may face competitors that are larger or have access to greater financial resources. We do not have any cost advantage in purchasing new vehicles from manufacturers. We rely on advertising and merchandising, sales expertise, service reputation and location of our stores to sell new vehicles.

In addition to competition for the sale of vehicles, we expect increased competition for the acquisition of other stores. We have faced only limited competition with respect to our acquisitions to date, primarily from privately-held automotive retailers. Other publicly-owned automotive retailers with significant capital resources may enter our current and targeted market areas in the future.

Regulation

Our business is subject to extensive regulation, supervision and licensing under federal, state and local laws, ordinances and regulations. State and federal regulatory agencies, such as the Department of Motor Vehicles, the Occupational Safety and Health Administration, the EEOC (Equal Employment Opportunity Commission) and the U.S. Environmental Protection Agency, have jurisdiction over the operation of our stores, service centers, collision repair shops and other operations. They regulate matters such as consumer protection, workers’ safety and air and water quality.

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

Our business, particularly parts, service and collision repair operations, involves hazardous or toxic substances or wastes, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, Freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Federal, state and local authorities establishing health and environmental quality standards regulate the handling, storage, treatment, recycling and disposal of hazardous substances and wastes and remediation of contaminated sites, both at our facilities and at sites to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal. We are aware of contamination at certain of our current and former facilities, and we are in the process of conducting investigations and/or remediation at some of these properties. Based on our current information, any costs or liabilities relating to such contamination, other environmental matters or compliance with environmental regulations are not expected to have a material adverse effect on our results of operations or financial condition. There can be no assurances, however, that (i) additional environmental matters will not arise or that new conditions or facts will not develop in the future at our current or formerly owned or operated facilities, or at sites that we may acquire in the future, or that (ii) these matters, conditions or facts will not result in a material adverse effect on our results of operations or financial condition.

Employees

As of December 31, 2002, we employed approximately 4,880 persons on a full-time equivalent basis. Employees in the service and parts departments at our Dodge, Ford and Volkswagen stores in Concord, California are represented by union collective bargaining agreements. We believe we have good relationships with our employees.

Item 2. Properties

Our stores and other facilities consist primarily of automobile showrooms, display lots, service facilities, eighteen collision repair and paint shops, rental agencies, supply facilities, automobile storage lots, parking lots and offices. We believe our facilities are currently adequate for our needs and are in good repair. We own some of our properties, but also lease many properties, providing future flexibility to relocate our retail stores as demographics change. Most leases give us the option to renew the lease for one or more lease extension periods. We also hold some undeveloped land for future expansion.

Item 3. Legal Proceedings

We are a party to litigation that arises in the normal course of our business operations. We do not believe that we are presently a party to any litigation that will have a material adverse effect on our business or operations.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2002.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2001 and 2002:

	High	Low

2001
Quarter 1	$15.05	$12.06
Quarter 2	21.38	14.00
Quarter 3	19.06	12.50
Quarter 4	20.70	11.85
2002
Quarter 1	$25.99	$17.40
Quarter 2	31.20	22.27
Quarter 3	26.60	16.42
Quarter 4	18.49	14.55

The number of shareholders of record and approximate number of beneficial holders of Class A common stock at March 20, 2003 was 1,472 and 3,500, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company LLC.

We have never declared or paid any cash dividends on our common stock and we have no definite plans to pay a dividend at any time in the future. We intend to retain future earnings for acquisitions and operations. The payment of any dividends is subject to the discretion of our Board of Directors.

Item 6. Selected Financial Data

	Year Ended December 31,

(In thousands, except per share amounts)	1998	1999	2000	2001	2002

Consolidated Statement of Operations Data:
Revenues:
New vehicles	$388,933	$674,453	$899,659	$993,635	$1,284,657
Used vehicles	220,982	376,407	482,209	585,415	738,149
Service, body and parts	72,216	120,722	164,002	187,725	229,970
Finance and insurance	24,796	44,463	55,019	65,815	81,068
Fleet and other	7,813	26,614	57,722	40,598	43,116

Total revenues	714,740	1,242,659	1,658,611	1,873,188	2,376,960
Cost of sales	599,379	1,043,373	1,391,042	1,566,713	2,002,157

Gross profit	115,361	199,286	267,569	306,475	374,803
Selling, general and administrative	85,188	146,381	195,500	239,042	296,137
Depreciation and amortization	3,469	5,573	7,605	9,275	7,813

Income from operations	26,704	47,332	64,464	58,158	70,853
Floorplan interest expense	(7,108)	(11,105)	(17,728)	(14,497)	(11,289)
Other interest expense	(2,735)	(4,250)	(7,917)	(7,822)	(6,115)
Other income (expense), net	921	74	716	(410)	(683)

Income before income taxes	17,782	32,051	39,535	35,429	52,766
Income tax expense	(6,993)	(12,877)	(15,222)	(13,675)	(20,450)

Net income	$10,789	$19,174	$24,313	$21,754	$32,316

Basic net income per share	$1.18	$1.67	$1.78	$1.63	$1.88

Shares used in basic net income per share	9,147	11,506	13,652	13,371	17,233

Diluted net income per share	$1.14	$1.60	$1.76	$1.60	$1.84

Shares used in diluted net income per share	9,470	11,998	13,804	13,612	17,598

	As of December 31,

(In thousands)	1998	1999	2000	2001	2002

Consolidated Balance Sheet Data:
Working capital	$53,553	$74,999	$98,917	$104,834	$126,308
Inventories	157,455	268,281	314,290	275,398	445,908
Total assets	294,398	506,433	628,003	662,944	942,049
Flooring notes payable	129,167	243,903	314,137	280,947	427,635
Current maturities of long-term debt	8,143	7,132	5,342	10,203	4,466
Long-term debt, less current maturities	36,420	38,411	72,586	95,830	104,712
Total stockholders’ equity	91,511	155,638	181,775	203,497	319,993

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of March 14, 2003, we offered 24 brands of new vehicles through 132 franchises in 71 stores in the western United States and over the Internet. As of March 14, 2003, we operate 17 stores in Oregon, 12 in California, 10 in Washington, 7 in Texas, 6 in Idaho, 6 in Colorado, 5 in Nevada, 3 in South Dakota, 3 in Alaska and 2 in Nebraska. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing and insurance for our automotive customers.

During an economic downturn, customers tend to shift towards the purchase of more reasonably priced new vehicle models or used vehicles. Many customers decide to delay purchasing a new vehicle and instead repair existing vehicles. In addition, manufacturers typically offer increased dealer and customer incentives during an economic downturn in order to support new vehicle sales volume. These factors lead to less volatility in earnings for automobile retailers than for automobile manufacturers or auto parts suppliers.

Historically, new vehicle sales have accounted for approximately 50% to 55% of our total revenues but less than 30% of total gross profit. We emphasize sales of higher margin products, which generate over 70% of our gross profits.

Our revenues and gross profit by product line were as follows for 2002 and 2001:

	Percent of	Gross	Percent of Total
2002	Total Revenues	Margin	Gross Profit

New vehicles	54.0%	8.5%	29.0%
Retail used vehicles(1)	25.7	12.5	20.4
Service, body and parts	9.7	48.0	29.5
Finance and insurance(2)	3.4	99.4	21.5
Fleet and other	1.8	2.1	0.2

(1)	Excludes wholesale used vehicle sales, representing 5.4% of total revenues, and a reduction in gross margin of 0.7%.

(2)	Reported net of administration fees and anticipated cancellations.

	Percent of	Gross	Percent of Total
2001	Total Revenues	Margin	Gross Profit

New vehicles	53.0%	9.0%	29.2%
Retail used vehicles(1)	26.6	13.2	21.4
Service, body and parts	10.0	46.5	28.5
Finance and insurance(2)	3.5	98.9	21.2
Fleet and other	2.2	2.8	0.4

(1)	Excludes wholesale used vehicle sales, representing 4.7% of total revenues, and a reduction in gross margin of 0.7%.

(1)	Reported net of administration fees and anticipated cancellations.

In 2002, we reclassified documentation fees from finance and insurance income to new and used vehicle revenue, as appropriate, in order to bring our reporting in line with industry practice. The resulting effect was a reduction of approximately $100 per vehicle of finance and insurance income and an increase in new and retail used vehicle gross margins of between 20 and 50 basis points. Accordingly, the finance and insurance sales per retail unit, revenue by product line and gross margin percentage disclosures have been recalculated for prior periods to be consistent with the 2002 presentation. Net income was not affected by this reclassification.

The following table sets forth selected condensed financial data for Lithia expressed as a percentage of total revenues for the periods indicated below.

Lithia Motors, Inc. (1)	Year Ended December 31,

	2000	2001	2002

Revenues:
New vehicles	54.2%	53.0%	54.0%
Used vehicles	29.1	31.3	31.1
Service, body and parts	9.9	10.0	9.7
Finance and insurance	3.3	3.5	3.4
Fleet and other	3.5	2.2	1.8

Total revenues	100.0%	100.0%	100.0%
Gross profit	16.1	16.4	15.8
Selling, general and administrative expenses	11.8	12.8	12.5
Depreciation and amortization	0.5	0.5	0.3
Income from operations	3.9	3.1	3.0
Floorplan interest expense	1.1	0.8	0.5
Other interest expense	0.5	0.4	0.3
Other income, net	0.0	0.0	0.0
Income before income tax	2.4	1.9	2.2
Income tax expense	0.9	0.7	0.9
Net income	1.5	1.2	1.4

(1)	The percentages may not add due to rounding.

Results of Operations – 2002 Compared to 2001

	Year Ended December 31,		Increase	% Increase
	2001	2002	(Decrease)	(Decrease)

Revenues:
New vehicle sales	$993,635	$1,284,657	$291,022	29.3%
Used vehicle sales	585,415	738,149	152,734	26.1
Service, body and parts	187,725	229,970	42,245	22.5
Finance and insurance	65,815	81,068	15,253	23.2
Fleet and other	40,598	43,116	2,518	6.2

Total revenues	1,873,188	2,376,960	503,772	26.9
Cost of sales	1,566,713	2,002,157	435,444	27.8

Gross profit	306,475	374,803	68,328	22.3
Selling, general and administrative	239,042	296,137	57,095	23.9
Depreciation and amortization	9,275	7,813	(1,462)	(15.8)

Income from operations	58,158	70,853	12,695	21.8
Floorplan interest expense	(14,497)	(11,289)	(3,208)	(22.1)
Other interest expense	(7,822)	(6,115)	(1,707)	(21.8)
Other expense, net	(410)	(683)	273	66.6

Income before income taxes	35,429	52,766	17,337	48.9
Income tax expense	(13,675)	(20,450)	6,775	49.5

Net income	$21,754	$32,316	$10,562	48.6%

	Year Ended December 31,		Increase	% Increase
	2001	2002	(Decrease)	(Decrease)

New units sold	39,875	49,504	9,629	24.1%
Average selling price per new vehicle	$24,919	$25,951	$1,032	4.1%
Used units sold – retail	36,960	41,974	5,014	13.6%
Average selling price per retail used vehicle	$13,459	$14,579	$1,120	8.3%
Used units sold – wholesale	18,918	25,307	6,389	33.8%
Average selling price per wholesale used vehicle	$4,651	$4,987	$336	7.2%

Revenues. Total revenues increased 26.9% to record levels for 2002 compared to 2001 due to acquisitions and 1.1% same store retail sales growth. We achieved same store new vehicle sales growth of 5.7% in 2002 compared to 2001. This compares favorably to industry decreases in new vehicle sales of 2.2% for the same period. These results were achieved through an aggressive company-wide marketing campaign based on the “Driving America” theme aimed at increasing market share in order to secure a long-term customer base for all business lines. The increase in new vehicle same store sales was augmented by same store increases in finance and insurance sales and were partially offset by decreases in same store used vehicle and service and parts sales. The used vehicle business was weaker due to the strong new vehicle incentive environment. The service and pats business has been negatively impacted in the past couple of years by substantial improvements in the quality of domestic vehicles, resulting in less warranty work.

During 2002, manufacturers offered, and are continuing to offer, incentives, including low interest rates and rebates, in order to attract new vehicle buyers. The availability of cash rebates and zero percent and low interest rate financing has also enhanced our ability to sell finance, warranty and insurance products and services. Our finance and insurance sales per retail unit increased 3.4% to $886 per retail vehicle in 2002 compared to 2001.

Gross profit. Gross profit increased due to increased total revenues, offset in part by a lower overall gross profit percentage. Certain incentives and rebates received from manufacturers, including floorplan interest credits, are recorded as a reduction to cost of goods sold at the time of vehicle sale.

Gross profit margins achieved were as follows:

	Year Ended December 31,
			Lithia
	2001	2002	Margin Change*

New vehicles	9.0%	8.5%	(50	)bp
Retail used vehicles	13.2	12.5		(70)
Service and parts	46.5	48.0		150
Overall	16.4	15.8		(60)

*	“bp” stands for basis points (one hundred basis points equals one percent).

The decrease in the overall gross profit margin in 2002 compared to 2001 is primarily a result of four factors:

•	A significant shift towards our lowest margin new vehicle business with the strong incentive environment;

•	Lower floorplan interest credits from the manufacturers on new vehicles due to lower market rates;

•	Aggressive pricing of new vehicles in order to gain market share, which resulted in lower new vehicle margins; and

•	A mix shift in used vehicle sales to the lower margin one to three-year old vehicles, which have lower margins than the older used vehicles.

These factors were partially offset by an increase in the gross margin achieved in our parts and service business in 2002 compared to 2001.

Selling, general and administrative expense. Selling, general and administrative expense includes salaries and related personnel expenses, facility lease expense, advertising, legal, accounting, professional services and general corporate expenses. Selling, general and administrative expense increased due to increased selling, or variable, expenses related to the increase in revenues and the number of locations. As a percentage of revenue, selling, general and administrative expense decreased 30 basis points in 2002 compared to 2001 due to expense leverage on higher sales.

Depreciation and amortization. Depreciation and amortization expense decreased primarily as a result of the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” in the first quarter of 2002. SFAS No. 142 requires that goodwill and other intangibles with indefinite useful lives no longer be amortized. Goodwill and other intangibles amortization expense totaled $3.7 million in 2001.

Income from operations. Operating margins decreased 10 basis points in 2002 compared to 2001 due to the decrease in the overall gross margin percentage, offset in part by lower operating expenses as a percentage of revenue.

Floorplan interest expense. The decrease in floorplan interest expense in 2002 compared to 2001 is primarily due to approximately $8.4 million in savings as a result of decreases in the effective interest rates on the floating rate credit lines, offset in part by a $4.1 million increase in expense as a result of an overall average increase in the outstanding balances of our floorplan facilities, mainly due to acquisitions. In addition to the interest expense on our flooring lines of credit, floorplan interest expense includes the interest expense related to our interest rate swaps.

Other interest expense. Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes. The decrease in other interest expense resulted from $3.2 million of savings due to lower interest rates in 2002 compared to 2001 and approximately $3.0 million in savings due to the pay-down of $78.0 million on our lines of credit in March 2002, following our equity offering. These decreases were offset in part by less capitalized interest on construction projects in progress in 2002 compared to 2001 and by an increase in the outstanding balances due to acquisitions and the financing of previously unfinanced real estate during 2002. The lower interest rates in 2002 are due in part to the refinancing of $15.2 million of fixed interest rate mortgage loans since November 2001, utilizing floating rate loans with Toyota Motor Credit and Ford Motor Credit.

Income tax expense. Our effective tax rate was 38.8 percent in 2002 compared to 38.6 percent in 2001. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Net income. Net income as a percentage of revenue increased 20 basis points in 2002 compared to 2001 as a result of increased revenues and lower operating expenses and interest expense, offset by a lower gross margin percentage.

Results of Operations – 2001 Compared to 2000

	Year Ended December 31,		Increase	% Increase
	2000	2001	(Decrease)	(Decrease)

Revenues:
New vehicle sales	$899,659	$993,635	$93,976	10.4%
Used vehicle sales	482,209	585,415	103,206	21.4
Service, body and parts	164,002	187,725	23,723	14.5
Finance and insurance	55,019	65,815	10,796	19.6
Fleet and other	57,722	40,598	(17,124)	(29.7)

Total revenues	1,658,611	1,873,188	214,577	12.9
Cost of sales	1,391,042	1,566,713	175,671	12.6

Gross profit	267,569	306,475	38,906	14.5
Selling, general and administrative	195,500	239,042	43,542	22.3
Depreciation and amortization	7,605	9,275	1,670	22.0

Income from operations	64,464	58,158	(6,306)	(9.8)
Floorplan interest expense	(17,728)	(14,497)	(3,231)	(18.2)
Other interest expense	(7,917)	(7,822)	(95)	(1.2)
Other income (expense), net	716	(410)	(1,126)	(157.3)

Income before income taxes	39,535	35,429	(4,106)	(10.4)
Income tax expense	(15,222)	(13,675)	(1,547)	(10.2)

Net income	$24,313	$21,754	$(2,559)	(10.5)%

New units sold	37,230	39,875	2,645	7.1%
Average selling price per new vehicle	$24,165	$24,919	$754	3.1%
Used units sold – retail	30,896	36,960	6,064	19.6%
Average selling price per retail used vehicle	$13,193	$13,459	$266	2.0%
Used units sold – wholesale	16,751	18,918	2,167	12.9%
Average selling price per wholesale used vehicle	$4,454	$4,651	$197	4.4%

Revenues. Total revenues increased 12.9% to record levels for 2001 compared to 2000 due to acquisitions, which were partially offset by same store retail sales decreasing 0.9%. The decrease in same store retail sales was due to a slower new vehicle sales environment in the first three quarters of 2001, offset in part by same store increases in used vehicle and finance and insurance sales. During the fourth quarter of 2001, manufacturers offered, and continued to offer in the first quarter of 2002, incentives, including low interest rates and rebates, in order to attract new vehicle buyers. These incentives, along with improvements in our core operations, contributed to same store sales growth of 11.4% in the fourth quarter of 2001 compared to the fourth quarter of 2000. The availability of cash rebates and zero percent and low interest rate financing have also enhanced our ability to sell finance, warranty and insurance products and services.

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

Gross profit margins achieved in 2000 and 2001 were as follows:

	Year Ended December 31,
			Lithia
	2000	2001	Margin Change*

New vehicles	9.2%	9.0%	(20	)bp
Retail used vehicles	13.8	13.2	(60)
Service and parts	44.9	46.5	160
Overall	16.1	16.4	30

*	“bp” stands for basis points (one hundred basis points equals one percent).

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

Selected Consolidated Quarterly Financial Data

The following tables set forth the company’s unaudited quarterly financial data for the quarterly periods presented.

	Three Months Ended,

	March 31	June 30	September 30	December 31

	(in thousands except per share data )
2001
Revenues:
New vehicle sales	$215,386	$239,276	$248,369	$290,604
Used vehicle sales	137,353	142,599	150,709	154,754
Service, body and parts	45,145	45,511	47,884	49,185
Finance and insurance	14,412	16,673	16,782	17,948
Fleet and other	7,855	17,991	7,574	7,178

Total revenues	420,151	462,050	471,318	519,669
Cost of sales	351,254	386,840	391,450	437,169

Gross profit	68,897	75,210	79,868	82,500
Selling, general and administrative	55,038	58,783	59,696	65,525
Depreciation and amortization	2,215	2,226	2,372	2,462

Income from operations	11,644	14,201	17,800	14,513
Flooring interest expense	(4,655)	(3,832)	(3,390)	(2,620)
Other interest expense and other, net	(2,346)	(2,123)	(1,849)	(1,914)

Income before income taxes	4,643	8,246	12,561	9,979
Income taxes	(1,788)	(3,175)	(4,865)	(3,847)

Net income	$2,855	$5,071	$7,696	$6,132

Basic net income per share	$0.21	$0.38	$0.57	$0.46

Diluted net income per share	$0.21	$0.37	$0.56	$0.45

	Three Months Ended,

	March 31	June 30	September 30	December 31

	(in thousands except per share data )
2002
Revenues:
New vehicle sales	$267,817	$300,605	$390,229	$326,006
Used vehicle sales	183,312	185,660	199,443	169,734
Service, body and parts	52,038	54,995	62,964	59,973
Finance and insurance	17,832	20,247	22,107	20,882
Fleet and other	3,399	22,811	12,902	4,004

Total revenues	524,398	584,318	687,645	580,599
Cost of sales	440,751	491,436	583,039	486,931

Gross profit	83,647	92,882	104,606	93,668
Selling, general and administrative	67,736	73,540	80,209	74,652
Depreciation and amortization	1,668	1,895	2,044	2,206

Income from operations	14,243	17,447	22,353	16,810
Flooring interest expense	(2,337)	(2,882)	(2,943)	(3,127)
Other interest expense and other, net	(1,497)	(1,641)	(1,833)	(1,827)

Income before income taxes	10,409	12,924	17,577	11,856
Income taxes	(4,018)	(4,989)	(6,848)	(4,595)

Net income	$6,391	$7,935	$10,729	$7,261

Basic net income per share	$0.43	$0.44	$0.60	$0.40

Diluted net income per share	$0.42	$0.43	$0.59	$0.40

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

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses and capital requirements for at least twelve months from December 31, 2002. In addition, we anticipate that these resources will be sufficient to fund our anticipated acquisitions through 2005.

On May 2, 2002, we redeemed the remaining 4,499 outstanding shares of our Series M Preferred Stock for a total of $4.4 million from our existing cash balances.

In March 2002, we registered and sold 4.5 million newly issued shares of our Class A common stock for total proceeds of approximately $77.2 million, net of offering expenses of approximately $0.6 million. We utilized the proceeds to pay down our lines of credit until such funds are required for acquisitions.

Our inventories increased to $445.9 million at December 31, 2002 from $275.4 million at December 31, 2001 due to acquisitions and higher inventory levels in a slowing sales environment. In addition, our days supply of inventory at December 31, 2001 was 20% to 25% lower than historical year-end levels due to the success of the introduction of zero percent financing in the fourth quarter of 2001. Accordingly, our new and used flooring notes payable increased to $427.6 million at December 31, 2002 from $280.9 million at December 31, 2001.

Our land, buildings and equipment increased to $176.9 million at December 31, 2002 from $122.0 million at December 31, 2001 due to the acquisition of 13 stores during 2002. These acquisitions also resulted in the increase in goodwill and other intangibles, which totaled $206.1 million at December 31, 2002 compared to $156.8 million at December 31, 2001.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through March 2003, we have purchased 59,400 shares under this program and may continue to do so from time to time in the future as conditions warrant.

In February 2003 we entered into a working capital and acquisition credit facility with DaimlerChrysler Services North America LLC totaling up to $200 million, which expires in February 2006, with interest due monthly.

Our previous facility with Ford Motor Credit Company was terminated and paid off on February 25, 2003. We were in compliance with all covenants under this facility at December 31, 2002.

The credit line with DaimlerChrysler Services is cross-collateralized and secured by cash and cash equivalents, new and used vehicle and parts inventories, accounts receivable, intangible assets and equipment. We pledged to DaimlerChrysler Services the stock of all of our subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores.

The financial covenants in our agreement with DaimlerChrysler Services require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels.

Toyota Motor Credit Corporation, Ford Motor Credit and General Motors Acceptance Corporation have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Services serving as the primary lender for substantially all other brands. These new vehicle lines are secured by new vehicle inventory of the relevant brands.

We also have a real estate line of credit with Toyota Motor Credit totaling $40 million, which expires in May 2005. This line of credit is secured by the real estate financed under this line of credit.

In addition, U.S. Bank N.A. has extended a $27.5 million revolving line of credit for leased vehicles and equipment purchases, which expires January 31, 2004.

Interest rates on all of the above facilities ranged from 2.88% to 4.13% at December 31, 2002. Amounts outstanding on the lines at December 31, 2002 together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at	Remaining Availability as
	December 31, 2002	of December 31, 2002

New and program vehicle lines	$364,635	$		*
Used vehicle line	63,000		87,000
Acquisition line	—		130,000
Real estate line	35,681		4,319
Equipment/leased vehicle line	27,500		—

	$490,816	$		*

*	There are no formal limits on the new and program vehicle lines with certain lenders.

At December 31, 2002, our long-term debt and lease commitments were as follows (in thousands):

	Long-term
Year Ending December 31,	debt	Leases	Total

2003	$4,466	$18,303	$22,769
2004	31,077	16,935	48,012
2005	3,259	16,797	20,056
2006	66,038	16,271	82,309
2007	3,040	15,253	18,293
Thereafter	64,298	58,140	122,438

Total	$172,178	$141,699	$313,877

At December 31, 2002, we had capital commitments of approximately $10.0 million for the construction of three new store facilities, additions to three existing facilities and the remodel of three facilities. The three new facilities will be a Ford store in Boise, Idaho, a body shop in Aurora, Colorado and a body shop in Boise, Idaho. We have already incurred $3.0 million for these commitments and anticipate incurring the remaining $10.0 million during 2003. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

Critical Accounting Policies

Service Contract and Lifetime Oil Contract Income Recognition

We receive fees from the sale of vehicle service contracts and lifetime oil contracts to customers. The contracts are sold through an unrelated third party, but we may be charged back for a portion of the fees in the event of early termination of the contracts by customers. We have established a reserve for estimated future charge-backs based on an analysis of historical charge-backs in conjunction with termination provisions of the applicable contracts. At December 31, 2002, this reserve totaled $9.3 million and is included in accrued liabilities and other long-term liabilities on our consolidated balance sheet.

Finance Fee Income Recognition

We receive finance fees from various financial institutions when we arrange financing for our customers on a non-recourse basis. We may be charged back for a portion of the financing fee income when the customer pays off their loan prior to the guidelines agreed to by the various financial institutions. We have established a reserve for potential charge-backs based on historical experience, which typically result if the customer pays off their loan during the 90 to 180 days after receiving financing. At December 31, 2002, this reserve totaled $448,000 and is included in accrued liabilities on our consolidated balance sheet.

Workers’ Compensation Insurance Premium Accrual

Insurance premiums are paid for under a retrospective cost policy, whereby premium cost depends on experience. We accrue premiums based on our historical experience rating, although the actual experience can be something greater or less than the anticipated claims experience. We expect that the retrospective cost policy, as opposed to a guaranteed cost with a flat premium, will be the most cost efficient over time.

Intangible Assets

We review our goodwill and other identifiable intangible assets at least annually by applying a fair-value based test using the discounted estimated cash flows for the reporting unit. Discounted future cash flows are prepared by applying a growth rate to historical revenues. Growth rates are calculated individually for each region with data derived from the U.S. Census Bureau on population growth and the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. The discount rate applied to the future cash flows is derived from a Capital Asset Pricing Model which factors in an equity risk premium and a risk free rate. The review is conducted more frequently than annually if events or circumstances occur that warrant a review of the fair value of a reporting unit. Our other identifiable intangible assets include the franchise value of the business units, which is considered to have an indefinite life and not subject to amortization, but rather is included in the fair-value based testing. Impairment could occur if the operating business unit does not meet the determined fair-value testing. At such point, an impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. During 2002, we concluded that there was no impairment. Goodwill and other identifiable intangible assets totaled $206.2 million at December 31, 2002.

Used Vehicle Inventory

Used vehicle inventories are stated at cost plus the cost of any equipment added, reconditioning and transportation. We select a sampling of dealerships throughout the year to perform quarterly testing of book values against market valuations utilizing the Kelly Blue Book and NADA guidelines. Used vehicle inventory values are cyclical and could experience impairment when market valuations are significantly below inventory costs. Historically, we have not experienced significant write-downs on our used vehicle inventory.

Recent Accounting Pronouncements

See Note 14 of Notes to Consolidated Financial Statements.

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

Our variable-rate flooring notes payable and other credit line borrowings subject us to market risk exposure. At December 31, 2002, we had $490.8 million outstanding under such agreements at interest rates ranging from 2.88% to 4.13% per annum. A 10% increase in interest rates would increase annual interest expense by approximately $594,000, net of tax, based on amounts outstanding on the lines of credit at December 31, 2002.

Hedging Strategies

We believe it is prudent to limit the variability of a portion of our interest payments. Accordingly, we have entered into interest rate swaps to manage the variability of our interest rate exposure, thus leveling a portion of our interest expense in a rising or falling rate environment. Including all four of the swaps listed below, we currently have hedged approximately 27.4% of our new vehicle flooring debt. Including the four swaps and other fixed rated debt obligations, approximately 23.0% of our total debt has fixed rates.

The interest rate swaps change the variable-rate cash flow exposure on a portion of the flooring debt to fixed rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating fixed rate flooring debt.

We have entered into the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•	effective September 1, 2000—a five year, $25 million interest rate swap at a fixed rate of 6.88% per annum;

•	effective November 1, 2000—a three year, $25 million interest rate swap at a fixed rate of 6.47% per annum;

•	effective January 26, 2003 – a five-year, $25 million interest rate swap at a fixed rate of 3.265%; and

•	effective February 18, 2003 – a five-year, $25 million interest rate swap at a fixed rate of 3.30%.

We earn interest on all of the interest rate swaps at the one-month LIBOR rate. The September 1, 2000, the November 1, 2000 and the February 18, 2003 swaps are adjusted on the first and sixteenth of every month and we are obligated to pay interest at the fixed rate set for each swap on the same amount. The January 26, 2003 swap is adjusted once a month on the 26th of each month and we are obligated to pay interest at the fixed rate set. The difference between interest earned and the interest obligation accrued is received or paid each month and is recorded in the statement of operations as flooring interest expense. The one-month LIBOR rate at December 31, 2002 was 1.38% per annum.

We do not enter into derivative instruments for any purpose other than to manage interest rate exposure. That is, we do not speculate using derivative instruments.

The fair value of interest rate swap agreements and the amount of hedging losses deferred on interest rate swaps was $4.1 million at December 31, 2002. Changes in the fair value of the interest rate swaps are reported, net of related income taxes, in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the flooring debt affects earnings. Because the critical terms of the interest rate swaps and the underlying debt obligations are the same, there was no ineffectiveness recorded in interest expense.

Incremental interest expense, net of tax, incurred as a result of the interest rate swaps was $1.5 million in 2002. At current interest rates, we estimate that we will incur additional interest expense, net of tax, of approximately $1.5 million related to our interest rate swaps during 2003.

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

As of December 31, 2002, prior to entering into the two new swap agreements in 2003, approximately 86.3% of our total debt outstanding was subject to un-hedged variable rates of interest. As a result, interest rate declines during 2002 have resulted in a net reduction of our interest expense for 2002 compared to what it would have been at similar debt levels with no interest rate decline. We intend to continue to gradually hedge our interest rate exposure if market rates continue to decline.

Item 8. Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2002 is included in Item 7.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item will be included under the captions Election of Directors, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance, respectively, in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included under the caption Executive Compensation in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be included under the caption Certain Relationships and Related Transactions in our Proxy Statement for our 2003 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Controls and Procedures

Disclosure Controls and Procedures

Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15b under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

There are no schedules required to be filed herewith.

(b)  Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended December 31, 2002 pursuant to Item 9. Regulation FD Disclosure dated December 20, 2002 regarding a press release lowering 2002 and 2003 earnings guidance.

(c)  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

Exhibit		Description

3.1	(a)	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999.

3.2	(b)	Bylaws of Lithia Motors, Inc.

4	(b)	Specimen Common Stock certificate

10.1	(b)	1996 Stock Incentive Plan

10.2	(c)	Amendment No. 1 to the Lithia Motors, Inc. 1996 Stock Incentive Plan

10.2.1	(b)	Form of Incentive Stock Option Agreement (1)

10.3	(b)	Form of Non-Qualified Stock Option Agreement (1)

10.4	(d)	1997 Non-Discretionary Stock Option Plan for Non-Employee Directors

10.5	(e)	Employee Stock Purchase Plan

10.6	(f)	Lithia Motors, Inc. 2001 Stock Option Plan

10.6.1	(g)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.6.2	(g)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

10.7	(a)	Chrysler Corporation Sales and Service Agreement General Provisions

10.7.1	(h)	Chrysler Corporation Chrysler Sales and Service Agreement, dated September 28, 1999, between Chrysler Corporation and Lithia Chrysler Plymouth Jeep Eagle, Inc. (Additional Terms and Provisions to the Sales and Service Agreements are in Exhibit 10.7) (2)

10.8	(b)	Mercury Sales and Service Agreement General Provisions

10.8.1	(e)	Supplemental Terms and Conditions agreement between Ford Motor Company and Lithia Motors, Inc. dated June 12, 1997.

10.8.2	(e)	Mercury Sales and Service Agreement, dated June 1, 1997, between Ford Motor Company and Lithia TLM, LLC dba Lithia Lincoln Mercury (general provisions are in Exhibit 10.8) (3)

10.9	(e)	Volkswagen Dealer Agreement Standard Provisions *

10.9.1	(a)	Volkswagen Dealer Agreement dated September 17, 1998, between Volkswagen of America, Inc. and Lithia HPI, Inc. dba Lithia Volkswagen. (standard provisions are in Exhibit 10.9) (4)

10.10	(b)	General Motors Dealer Sales and Service Agreement Standard Provisions

10.10.1	(a)	Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement dated January 16, 1998.

10.10.2	(i)	Chevrolet Dealer Sales and Service Agreement dated October 13, 1998 between General Motors Corporation, Chevrolet Motor Division and Camp Automotive, Inc. (5)

10.11	(b)	Toyota Dealer Agreement Standard Provisions

10.11.1	(a)	Toyota Dealer Agreement, between Toyota Motor Sales, USA, Inc. and Lithia Motors, Inc., dba Lithia Toyota, dated February 15, 1996. (6)

Exhibit		Description

10.12	(e)	Nissan Standard Provisions

10.12.1	(a)	Nissan Public Ownership Addendum dated August 30, 1999 (identical documents executed by each Nissan store).

10.12.2	(e)	Nissan Dealer Term Sales and Service Agreement between Lithia Motors, Inc., Lithia NF, Inc., and the Nissan Division of Nissan Motor Corporation In USA dated January 2, 1998. (standard provisions are in Exhibit 10.12) (7)

10.13		Credit Agreement dated February 25, 2003 between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc.

10.14		Amended and Restated Loan Agreement dated December 28, 2001 between Lithia Financial Corporation, Lithia Motors, Inc. and Lithia SALMIR, Inc. and U.S. Bank National Association.

10.14.1		Consent, Waiver and Amendment dated January 31, 2003 to Loan Agreement dated December 28, 2001 between Lithia Financial Corporation, Lithia Motors, Inc., Lithia SALMIR, Inc. and Lithia Aircraft, Inc. and U.S. Bank National Association.

10.15		Amended and Restated Revolving Loan and Security Agreement dated May 10, 2002 between Toyota Motor Credit Corporation and Lithia Real Estate, Inc.

10.16	(a)	Lease Agreement between CAR LIT, L.L.C. and Lithia Real Estate, Inc. relating to properties in Medford, Oregon.(8)

21		Subsidiaries of Lithia Motors, Inc.

23		Consent of KPMG LLP

99.1		Certification of Sidney B. DeBoer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2		Certification of Jeffrey B. DeBoer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3		Risk Factors

(a)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.

(b)	Incorporated by reference from the Company’s Registration Statement on Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities Exchange Commission on December 18, 1996.

(c)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998.

(d)	Incorporated by reference from the Company’s Registration Statement on Form S-8, Registration Statement No. 333-45553, as filed with the Securities Exchange Commission on February 4, 1998.

(e)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998.

(f)	Incorporated by reference from Appendix B to the Company’s Proxy Statement for its 2001 Annual Meeting as filed with the Securities and Exchange Commission on May 8, 2001.

(g)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on February 22, 2002.

(h)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on November 14, 2001.

(i)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999.

(1)	The board of directors adopted the new stock option agreement forms when it adopted the 2001 Stock Option Plan; and, although no longer being used to grant new stock options, these option agreements remain in effect as there are outstanding stock options issued under these stock option agreements.

(2)	Substantially identical agreements exist between DaimlerChrysler Motor Company, LLC and those other subsidiaries operating Dodge, Chrysler, Plymouth or Jeep dealerships.

(3)	Substantially identical agreements exist for its Ford and Lincoln-Mercury lines between Ford Motor Company and those other subsidiaries operating Ford or Lincoln-Mercury dealerships.

(4)	Substantially identical agreements exist between Volkswagen of America, Inc. and those subsidiaries operating Volkswagen dealerships.

(5)	Substantially identical agreements exist between Chevrolet Motor Division, GM Corporation and those other subsidiaries operating General Motors dealerships.

(6)	Substantially identical agreements exist (except the terms are all 2 years) between Toyota Motor Sales, USA, Inc. and those other subsidiaries operating Toyota dealerships.

(7)	Substantially identical agreements exist between Nissan Motor Corporation and those other subsidiaries operating Nissan dealerships.

(8)	Lithia Real Estate, Inc. leases all the property in Medford, Oregon sold to CAR LIT, LLC under substantially identical leases covering six separate blocks of property.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2003	LITHIA MOTORS, INC.

By /s/ SIDNEY B. DEBOER Sidney B. DeBoer Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003:

Signature	Title

/s/ SIDNEY B. DEBOER Sidney B. DeBoer	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ JEFFREY B. DEBOER Jeffrey B. DeBoer	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ M. L. DICK HEIMANN M. L. Dick Heimann	Director, President and Chief Operating Officer

/s/ R. BRADFORD GRAY R. Bradford Gray	Director and Executive Vice President

/s/ THOMAS BECKER Thomas Becker	Director

/s/ GERALD F. TAYLOR Gerald F. Taylor	Director

/s/ WILLIAM J. YOUNG William J. Young	Director

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Sidney B. DeBoer, certify that:

1.	I have reviewed this annual report on Form 10-K of Lithia Motors, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Sidney B. DeBoer

Sidney B. DeBoer
Chairman of the Board,
Chief Executive Officer and Secretary
Lithia Motors, Inc.

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey B. DeBoer, certify that:

1.	I have reviewed this annual report on Form 10-K of Lithia Motors, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Jeffrey B. DeBoer

Jeffrey B. DeBoer
Senior Vice President
and Chief Financial Officer
Lithia Motors, Inc.

Independent Auditors’ Report

The Board of Directors and Shareholders
Lithia Motors, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lithia Motors, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. As also discussed in note 1 to the financial statements, effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. Effective January 1, 2002, the Company adopted the remaining provisions of SFAS No. 142.

KPMG LLP

February 7, 2003, except as to note 15,
which is as of February 25, 2003

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,

	2002	2001

Assets
Current Assets:
Cash and cash equivalents	$15,932	$18,814
Contracts in transit	41,493	41,041
Trade receivables, net of allowance for doubtful accounts of $455 and $504	40,680	33,196
Notes receivable, current portion, net of allowance for doubtful accounts of $247 and $601	167	1,361
Inventories, net	445,908	275,398
Vehicles leased to others, current portion	5,341	5,554
Prepaid expenses and other	5,707	3,759
Deferred income taxes	550	1,286

Total Current Assets	555,778	380,409
Land and buildings, net of accumulated depreciation of $3,618 and $2,098	118,696	84,739
Equipment and other, net of accumulated depreciation of $14,602 and $9,695	58,215	37,238
Notes receivable, less current portion	881	244
Vehicles leased to others, less current portion	19	122
Goodwill, net of accumulated amortization of $9,407 and $9,407	185,212	149,742
Other intangible assets, net of accumulated amortization of $330 and $312	20,985	7,107
Other non-current assets	2,263	3,343

Total Assets	$942,049	$662,944

Liabilities and Stockholders’ Equity
Current Liabilities:
Flooring notes payable	$364,635	$211,947
Current maturities of long-term debt	4,466	10,203
Trade payables	19,445	16,894
Accrued liabilities	40,924	36,531

Total Current Liabilities	429,470	275,575
Used Vehicle Flooring Facility	63,000	69,000
Real Estate Debt, less current maturities	73,798	40,693
Other Long-Term Debt, less current maturities	30,914	55,137
Deferred Revenue	1,617	1,481
Other Long-Term Liabilities	9,581	8,181
Deferred Income Taxes	13,676	9,380

Total Liabilities	622,056	459,447

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; 15 shares designated Series M Preferred; issued and outstanding 0 and 9.7	—	5,806
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 14,299 and 8,894	203,577	113,553
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 4,040	468	502
Additional paid-in capital	929	507
Accumulated other comprehensive loss	(2,517)	(2,091)
Retained earnings	117,536	85,220

Total Stockholders’ Equity	319,993	203,497

Total Liabilities and Stockholders’ Equity	$942,049	$662,944

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,

	2002	2001	2000

Revenues:
New vehicle sales	$1,284,657	$993,635	$899,659
Used vehicle sales	738,149	585,415	482,209
Service, body and parts	229,970	187,725	164,002
Finance and insurance	81,068	65,815	55,019
Fleet and other	43,116	40,598	57,722

Total revenues	2,376,960	1,873,188	1,658,611
Cost of sales	2,002,157	1,566,713	1,391,042

Gross profit	374,803	306,475	267,569
Selling, general and administrative	296,137	239,042	195,500
Depreciation - buildings	2,405	1,261	994
Depreciation - equipment and other	5,390	4,221	3,425
Amortization	18	3,793	3,186

Income from operations	70,853	58,158	64,464
Other income (expense):
Floorplan interest expense	(11,289)	(14,497)	(17,728)
Other interest expense	(6,115)	(7,822)	(7,917)
Other income, net	(683)	(410)	716

	(18,087)	(22,729)	(24,929)

Income before income taxes	52,766	35,429	39,535
Income tax expense	(20,450)	(13,675)	(15,222)

Net income	$32,316	$21,754	$24,313

Basic net income per share	$1.88	$1.63	$1.78

Shares used in basic net income per share	17,233	13,371	13,652

Diluted net income per share	$1.84	$1.60	$1.76

Shares used in diluted net income per share	17,598	13,612	13,804

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2000, 2001 and 2002
(In thousands, except share data)

			Common Stock

	Series M Preferred Stock		Class A		Class B

	Shares	Amount	Shares	Amount	Shares	Amount

Balance at December 31, 1999	10,360	$6,216	7,824,463	$102,333	4,087,000	$508
Comprehensive income:
Net income	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	—

Total comprehensive income
Issuance of stock in connection with acquisitions	4,499	2,699	303,542	4,500	—	—
Issuance of stock in connection with employee stock plans	—	—	324,082	2,213	—	—
Repurchase of Class A Common Stock	—	—	(40,000)	(481)	—	—
Compensation for stock option issuances	—	—	—	—	—	—

Balance at December 31, 2000	14,859	8,915	8,412,087	108,565	4,087,000	508
Comprehensive income:
Net income	—	—	—	—	—	—
Unrealized loss on investments,net	—	—	—	—	—	—
Cash flow hedges:
Cumulative effect of adoption of SFAS 133, net of tax effect of $594	—	—	—	—	—	—
Net derivative losses, net of tax effect of $1,237	—	—	—	—	—	—
Reclassification adjustment, net of tax effect of $(523)	—	—	—	—	—	—

Total comprehensive income
Issuance of stock in connection with employee stock plans	—	—	169,492	1,873	—	—
Conversion of Series M Preferred Stock	(5,183)	(3,109)	265,247	3,109	—	—
Conversion of Class B Common Stock	—	—	47,281	6	(47,281)	(6)
Compensation for stock option issuances	—	—	—	—	—	—

Balance at December 31, 2001	9,676	5,806	8,894,107	113,553	4,039,719	502
Comprehensive income:
Net income	—	—	—	—	—	—
Unrealized gain on investments,net	—	—	—	—	—	—
Cash flow hedges:
Net derivative losses, net of tax effect of $1,234	—	—	—	—	—	—
Reclassification adjustment, net of tax effect of $(963)	—	—	—	—	—	—

Total comprehensive income
Issuance of stock in connection with public offering	—	—	4,500,000	77,198	—	—
Issuance of stock in connection with acquisition	—	—	25,000	475	—	—
Issuance of stock in connection with employee stock plans	—	—	352,836	5,067	—	—
Conversion and redemption of Series M Preferred Stock	(9,676)	(5,806)	249,311	7,250	—	—
Conversion of Class B Common Stock	—	—	277,488	34	(277,488)	(34)
Compensation for stock option issuances and tax benefits from option exercises	—	—	—	—	—	—

Balance at December 31, 2002	—	$—	14,298,742	$203,577	3,762,231	$468

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other
		Compre-
	Additional	hensive		Total
	Paid In	Income	Retained	Stockholders'
	Capital	(Loss)	Earnings	Equity

Balance at December 31, 1999	$7,428	$—	$39,153	$155,638
Comprehensive income:
Net income	—	—	24,313	24,313
Unrealized gain on investments	—	15	—	15

Total comprehensive income				24,328
Issuance of stock in connection with acquisitions	(7,200)	—	—	(1)
Issuance of stock in connection with employee stock plans	—	—	—	2,213
Repurchase of Class A Common Stock	—	—	—	(481)
Compensation for stock option issuances	78	—	—	78

Balance at December 31, 2000	306	15	63,466	181,775
Comprehensive income:
Net income	—	—	21,754	21,754
Unrealized loss on investments,net	—	(26)	—	(26)
Cash flow hedges:
Cumulative effect of adoption of SFAS 133, net of tax effect of $594	—	(948)	—	(948)
Net derivative losses, net of tax effect of $1,237	—	(1,963)	—	(1,963)
Reclassification adjustment, net of tax effect of $(523)	—	831	—	831

Total comprehensive income				19,648
Issuance of stock in connection with employee stock plans	—	—	—	1,873
Conversion of Series M Preferred Stock	(20)	—	—	(20)
Conversion of Class B Common Stock	—	—	—	—
Compensation for stock option issuances	221	—	—	221

Balance at December 31, 2001	507	(2,091)	85,220	203,497
Comprehensive income:
Net income	—	—	32,316	32,316
Unrealized gain on investments,net	—	3	—	3
Cash flow hedges:
Net derivative losses, net of tax effect of $1,234	—	(1,948)	—	(1,948)
Reclassification adjustment, net of tax effect of $(963)	—	1,519	—	1,519

Total comprehensive income				31,890
Issuance of stock in connection with public offering	—	—	—	77,198
Issuance of stock in connection with acquisition	—	—	—	475
Issuance of stock in connection with employee stock plans	—	—	—	5,067
Conversion and redemption of Series M Preferred Stock	(11)	—	—	1,433
Conversion of Class B Common Stock	—	—	—	—
Compensation for stock option issuances and tax benefits from option exercises	433	—	—	433

Balance at December 31, 2002	$929	$(2,517)	$117,536	$319,993

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net income	$32,316	$21,754	$24,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,813	9,275	7,605
Compensation related to stock option issuances	169	221	78
(Gain) loss on sale of assets	77	(43)	55
(Gain) loss on sale of vehicles leased to others	58	(20)	13
Gain on sale of franchise	(50)	(352)	—
Deferred income taxes	4,963	(97)	196
Equity in (income) loss of affiliate	(4)	87	(30)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(4,512)	(1,007)	(3,701)
Contracts in transit	1,626	(8,079)	(11,310)
Inventories	(107,126)	64,200	1,814
Prepaid expenses and other	(1,126)	654	(391)
Other non-current assets	1,473	(663)	(1,426)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	106,583	(58,321)	7,083
Trade payables	2,032	3,243	814
Accrued liabilities	2,539	10,958	(1,368)
Other liabilities	835	(630)	1,232

Net cash provided by operating activities	47,666	41,180	24,977
Cash flows from investing activities:
Notes receivable issued	(178)	(902)	(734)
Principal payments received on notes receivable	1,410	2,715	4,197
Capital expenditures:
Non-financeable	(5,691)	(4,439)	(3,599)
Financeable	(32,792)	(26,247)	(22,384)
Proceeds from sale of assets	1,672	7,635	1,140
Proceeds from sale of vehicles leased to others	2,219	4,675	6,597
Expenditures for vehicles leased to others	(7,372)	(6,228)	(9,701)
Cash paid for other investments	(384)	—	—
Cash paid for acquisitions, net of cash acquired	(81,698)	(45,496)	(57,657)
Cash from sale of franchises	535	7,060	1,287
Distribution from affiliate	—	—	380

Net cash used in investing activities	(122,279)	(61,227)	(80,474)
Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	(28,000)	24,000	54,120
Payments on capital lease obligations	(9)	(132)	(107)
Principal payments on long-term debt	(11,214)	(9,776)	(13,560)
Proceeds from issuance of long-term debt	33,055	17,089	9,430
Repurchase of common stock	—	—	(481)
Redemption of Series M Preferred Stock	(4,366)	—	—
Proceeds from issuance of common stock	82,265	1,853	2,213

Net cash provided by financing activities	71,731	33,034	51,615

Increase (decrease) in cash and cash equivalents	(2,882)	12,987	(3,882)
Cash and cash equivalents:
Beginning of year	18,814	5,827	9,709

End of year	$15,932	$18,814	$5,827

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17,100	$23,282	$25,580
Cash paid during the period for income taxes	16,541	12,657	15,266
Supplemental schedule of noncash investing and financing activities:
Stock issued in connection with acquisitions	$475	$—	$—
Debt assumed/issued in connection with acquisitions	3,314	—	5,978
Termination of capital lease	—	58	—
Assets acquired with debt	—	6,982	—
Debt extinguished through refinancing	4,360	10,840	—

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002, 2001 and 2000

(1)	Summary of Significant Accounting Policies

     Organization and Business

     Lithia is a leading operator of automotive franchises and retailer of new and used vehicles and services. As of December 31, 2002, Lithia offered 24 brands of new vehicles through 130 franchises in 69 stores in the western United States and over the Internet. As of December 31, 2002, Lithia operated 17 stores in Oregon, 11 in California, 10 in Washington, 7 in Texas, 6 in Idaho, 6 in Colorado, 5 in Nevada, 3 in South Dakota, 2 in Alaska and 2 in Nebraska. Lithia sells new and used cars and light trucks; sells replacement parts; provides vehicle maintenance, warranty, paint and repair services; and arranges related financing and insurance for its automotive customers.

     Principles of Consolidation

     The accompanying financial statements reflect the results of operations, the financial position, and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly-owned subsidiaries. All significant intercompany accounts and transactions, consisting principally of intercompany sales, have been eliminated upon consolidation.

     Cash and Cash Equivalents

     Cash and cash equivalents are defined as cash on hand and cash in bank accounts

     Contracts in Transit

     Contracts in transit relate to amounts due from various lenders for the financing of vehicles sold and are typically received within five days of selling a vehicle.

     Trade Receivables

     Trade receivables include amounts due from customers for vehicles and service and parts business, from manufacturers for factory rebates, dealer incentives and warranty reimbursement, insurance companies, finance companies and other miscellaneous receivables.

     Inventories

     The Company accounts for inventories at the lower of market value or cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method for parts (collectively, the FIFO method).

     Vehicles Leased to Others and Related Leases Receivable

     Vehicles leased to others are stated at cost and depreciated over their estimated useful lives (5 years) on a straight-line basis. Lease receivables result from customer, employee and fleet leases of vehicles under agreements that qualify as operating leases. Leases are cancelable at the option of the lessee after providing 30 days written notice. Vehicles leased to others are classified as current or non-current based on the remaining lease term.

     Property, Plant and Equipment

     Property, plant and equipment are stated at cost and are being depreciated over their estimated useful lives, principally on the straight-line basis. The range of estimated useful lives is as follows:

Buildings and improvements	40 years
Service equipment	5 to 10 years
Furniture, signs and fixtures	5 to 10 years

     The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant renewals and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant renewals and betterments is capitalized. Capitalized interest then becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated.

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

     In general, costs related to environmental remediation are charged to expense. Environmental costs are capitalized if such costs increase the value of the property and/or mitigate or prevent contamination from future operations.

     Lithia is aware of contamination at certain of its current and former facilities, and is in the process of conducting investigations and/or remediation at some of these properties. Based on its current information, Lithia does not believe that any costs or liabilities relating to such contamination, other environmental matters or compliance with environmental regulations will have a material adverse effect on its cash flows, results of operations or financial condition. There can be no assurances, however, that additional environmental matters will not arise or that new conditions or facts will not develop in the future at Lithia’s current or formerly owned or operated facilities, or at sites that it may acquire in the future, that will result in a material adverse effect on its cash flows, results of operations or financial condition.

     Income Taxes

     Income taxes are accounted for under the asset and liability method as prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Computation of Per Share Amounts

     Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Following is a reconciliation of basic EPS and diluted EPS (in thousands, except per share amounts):

Year Ended December 31,	2002			2001			2000

			Per			Per			Per
			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income available to common stockholders	$32,316	17,233	$1.88	$21,754	13,371	$1.63	$24,313	13,652	$1.78

Diluted EPS
Stock options	—	365		—	241		—	152

Income available to common stockholders	$32,316	17,598	$1.84	$21,754	13,612	$1.60	$24,313	13,804	$1.76

     Zero, 451,000 and 683,000 shares issuable pursuant to stock options have not been included in the above calculations for 2002, 2001 and 2000, respectively, since they would have been antidilutive, or “not in the money.”

     Advertising

     The Company expenses production and other costs of advertising as incurred as a component of selling, general and administrative expense. Advertising expense, net of manufacturer credits, was $17.8 million, $15.7 million and $15.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. Advertising credits received from manufacturers are deferred and credited to advertising expense as related vehicles are sold.

     Goodwill and Other Identifiable Intangible Assets

     Goodwill represents the excess purchase price over fair value of net assets acquired, which is not allocable to separately identifiable intangible assets. Other identifiable intangible assets represent the franchise value of stores acquired since July 1, 2001. Substantially all of the Company’s other identifiable intangible assets have indefinite useful lives.

     Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted in the first quarter of 2002, goodwill and other identifiable intangible assets are no longer amortized, but, instead, tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142.

     The Company adopted the provisions of SFAS No. 141 “Business Combinations” effective July 1, 2001. As required, upon adoption of SFAS No. 142, SFAS No. 141 required that Lithia evaluate its existing intangible assets and goodwill, that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the criteria in SFAS No. 141 for recognition apart from goodwill. Lithia did not reclassify any intangibles upon adoption of SFAS No. 142.

     Lithia tested its goodwill and other identifiable intangible assets for impairment utilizing the discounted cash flows method in accordance with the provisions of SFAS No. 142 during the first quarter of 2002 and determined that no impairment losses were required to be recognized. Growth rates utilized in the calculation were calculated individually for each region with data derived from the U.S. Census Bureau on population growth and the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. The discount rate applied to the future cash flows was derived from a Capital Asset Pricing Model, which factors in an equity risk premium and a risk free rate.

     The following table discloses what reported net income would have been in all periods presented prior to the adoption of SFAS No. 142 exclusive of amortization expense (including any related tax effects) recognized in those periods related to goodwill and other identifiable intangible assets that are no longer being amortized.

	Year Ended December 31,

(In thousands, except per share amounts)	2001	2000

Net income as reported	$21,754	$24,313
Add back amortization of goodwill and other intangible assets, net of tax effect of $(1,414) and $(1,211)	2,250	1,935

Adjusted net income	$24,004	$26,248

Basic net income per share as reported	$1.63	$1.78
Adjustment for add back of amortization expense, net of tax effect	0.17	0.14

Adjusted basic net income per share	$1.80	$1.92

Diluted net income as reported	$1.60	$1.76
Adjustment for add back of amortization expense, net of tax effect	0.16	0.14

Adjusted diluted net income per share	$1.76	$1.90

     Concentrations of Credit Risk

     Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company’s customer base. Receivables from all manufacturers accounted for 21.5% and 14.9%, respectively, of total accounts receivable at December 31, 2002 and 2001. Included in the 21.5% is one manufacturer who accounted for 8.8% of the total accounts receivable balance at December 31, 2002. Included in the 14.9% is one manufacturer who accounted for 5.6% of the total accounts receivable balance at December 31, 2001.

     Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash deposits. The Company generally is exposed to credit risk from balances on deposit in financial institutions in excess of the FDIC-insured limit.

     Financial Instruments and Market Risks

     The carrying amount of cash equivalents, contracts in transit, trade receivables, trade payables, accrued liabilities and short term borrowings approximates fair value because of the short-term nature of these instruments. The fair values of long-term debt and notes receivable for leased vehicles accounted for as sales-type leases were estimated by discounting the future cash flows using market interest rates and do not differ significantly from that reflected in the financial statements.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Lithia has variable rate floor plan notes payable and other credit line borrowings that subject it to market risk exposure. At December 31, 2002 Lithia had $490.8 million outstanding under such facilities at interest rates ranging from 2.88% to 4.13% per annum. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

     Lithia also subjects itself to credit risk and market risk by entering into interest rate swaps. See Note 4. The Company minimizes the credit or repayment risk in derivative instruments by entering into transactions with high quality institutions, whose credit rating is higher than Aa.

     Derivative Financial Instruments

     Lithia enters into interest rate swap agreements to reduce its exposure to market risks from changing interest rates on its new vehicle floorplan lines of credit. The difference between interest paid and interest received, which may change as market interest rates change, is accrued and recognized as floorplan interest expense. If a swap is terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately if the item hedged does not remain outstanding. If the swap is not terminated prior to maturity, but the underlying hedged debt item is no longer outstanding, the interest rate swap is marked to market, and any unrealized gain or loss is recognized immediately.

     Effective January 1, 2001, Lithia adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities” (collectively, “the Standards”). The Standards require that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Upon adoption of the Standards, the Company recorded a liability of $1.5 million and a corresponding, net-of-tax cumulative-effect-type adjustment of $948,000 in accumulated other comprehensive income to recognize, at fair value, all derivatives that are designated as cash-flow hedging instruments.

     Letters of Credit and Surety Bonds

     In the ordinary course of business, the Company is required to post performance and surety bonds and letters of credit as may be required by various states, regulatory bodies, or other third parties. At December 31, 2002, the amount issued totaled $3.3 million, with expiration dates ranging from February 2003 to August 2006.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

     Estimates are used in the calculation of certain reserves the Company maintains for charge backs on estimated cancellations of service contracts, life, accident and disability insurance policies, and finance fees from financial institutions. The Company also uses estimates in the calculation of various accruals and reserves including anticipated workers compensation premium expenses related to a retrospective cost policy, estimated uncollectible accounts and notes receivable, environmental matters and warranty.

     Revenue Recognition

     Revenue from the sale of vehicles is recognized upon delivery, when the sales contract is signed, down payment has been received and funding has been approved from the lending agent. Fleet sales of vehicles whereby the Company does not take possession of the vehicles are shown on a net basis in fleet and other revenue.

     Finance fees earned by the Company for notes placed with financial institutions in connection with customer vehicle financing are recognized, net of estimated charge-backs, as finance and insurance revenue upon acceptance of the credit by the financial institution. Insurance income from third party insurance companies for commissions earned on credit life, accident and disability insurance policies sold in connection with the sale of a vehicle are recognized, net of administration fees and anticipated cancellations, as finance and insurance revenue upon execution of the insurance contract.

     Commissions from third party service contracts are recognized, net of administration fees and anticipated cancellations, as finance and insurance revenue upon sale of the contracts.

     Warranty

     The Company offers a 60-day limited warranty on the sale of retail used vehicles. The Company estimates its warranty liability based on the number of vehicles sold and an estimated cost per vehicle based on past experience. The estimated warranty is added to cost of sales upon sale of the related vehicle. At December 31, 2002 and 2001, accrued warranty totaled $525,000 and $456,000, respectively, and is included in other current liabilities on the consolidated balance sheet.

     Comprehensive Income

     Comprehensive income includes the unrealized gain on investments and the fair value of cash flow hedging instruments that are reflected in stockholders’ equity, net of tax, instead of net income.

     Major Supplier and Dealer Agreements

     The Company purchases substantially all of its new vehicles and inventory from various manufacturers at the prevailing prices charged by auto makers to all franchised dealers. The Company’s overall sales could be impacted by the auto makers’ inability or unwillingness to supply the dealership with an adequate supply of popular models.

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

     Stock-Based Compensation

     SFAS No. 123, “Accounting for Stock-Based Compensation,” which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the new method of accounting, was issued in October 1995. The Company has elected to continue to account for stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been adopted. In December 2002, SFAS No. 148

“Accounting for Stock-Based Compensation - Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123 for certain transition provisions for companies electing to adopt the fair value method and amends SFAS No. 123 for certain financial statement disclosures, including interim financial statements. The Company adopted SFAS No. 148 in December 2002. The Company has elected to account for its stock-based compensation plans (which are described in Note 10) under APB No. 25. The Company has computed, for pro forma disclosure purposes, the impact on net income and net income per share if the Company had accounted for its stock-based compensation plans in accordance with SFAS No. 123 as follows:

Year Ended December 31,	2002	2001	2000

Net income, as reported	$32,316	$21,754	$24,313
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	103	135	48
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,016)	(2,473)	(2,333)

Net income, pro forma	$30,403	$19,416	$22,028

Basic net income per share:
As reported	$1.88	$1.63	$1.78

Pro forma	$1.76	$1.45	$1.61

Diluted net income per share:
As reported	$1.84	$1.60	$1.76

Pro forma	$1.76	$1.45	$1.61

     The Company used the Black-Scholes option pricing model and the following weighted average assumptions in calculating the value of all options granted during the periods presented:

Year Ended December 31,	2002	2001	2000

Risk-free interest rate	4.00%	4.50%	6.50%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives – 2001 Plan	8.0 years	8.0 years	7.0 years
Purchase Plan	3 months	3 months	3 months
Expected volatility	46.80%	46.72%	47.47%

     Using the Black-Scholes methodology, the total value of options granted during 2002, 2001 and 2000 was $4.0 million, $3.9 million and $6.5 million, respectively, which would be amortized on a pro forma basis over the vesting period of the options, typically four to five years for options granted from the 2001 Plan and three months for options granted from the Purchase Plan. The weighted average fair value of options granted during 2002, 2001 and 2000 was $5.78, $8.30 and $7.79 per share, respectively.

     Segment Reporting

     Based upon definitions contained within SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” the Company has determined that it operates in one segment, automotive retailing.

     Reclassifications

     In 2002, the Company reclassified documentation fees from finance and insurance income to new and used vehicle revenue, as appropriate, in order to bring the Company’s reporting standards in line with industry standards. The resulting effect was approximately $100 per vehicle less finance and insurance income and a corresponding increase in new and used vehicle gross margins. Accordingly, revenue by product line has been reclassified for prior periods in order to be consistent with the 2002 presentation.

     In addition, contracts in transit, previously presented within cash and cash equivalents, were reclassified to a separate line item on the accompanying consolidated balance sheet.

(2)  Inventories and Related Notes Payable

     The new and used vehicle inventory, collateralizing related notes payable, and other inventory were as follows (in thousands):

	December 31,

	2002		2001

	Inventory	Notes	Inventory	Notes
	Cost	Payable	Cost	Payable

New and program vehicles	$340,457	$364,635	$191,598	$211,947
Used vehicles	85,170	63,000	67,018	69,000
Parts and accessories	20,281	—	16,782	—

Total inventories	$445,908	$427,635	$275,398	$280,947

     The inventory balance is generally reduced by manufacturer holdbacks and incentives, while the related floor plan liability is reflective of the gross cost of the vehicle. The floor plan liability, as shown in Notes Payable in the above table, will generally also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability.

     All new vehicles are pledged to collateralize floor plan notes payable to financial institutions. The floor plan notes payable bear interest, payable monthly on the outstanding balance, at a rate of interest determined by the lender, subject to incentives. The new vehicle floor plan notes are due when the related vehicle is sold. As such, these floor plan notes payable are shown as current liabilities in the accompanying consolidated balance sheets.

     At December 31, 2002 and 2001, used vehicles were pledged to collateralize a $150 million line of credit.

(3)  Property, Plant and Equipment (in thousands)

December 31,	2002	2001

Buildings and improvements	$69,117	$34,148
Service equipment	16,925	9,872
Furniture, signs and fixtures	53,277	31,701

	139,319	75,721
Less accumulated depreciation – buildings	(3,618)	(2,098)
Less accumulated depreciation – equipment and other	(14,602)	(9,695)

	121,099	63,928
Land	52,241	41,607
Construction in progress, buildings	956	11,082
Construction in progress, other	2,615	5,360

	$176,911	$121,977

(4)  Derivative Financial Instruments

     The Company believes it is prudent to limit the variability of a portion of its interest payments. Accordingly, the Company has entered into interest rate swaps to manage the variability of its interest rate exposure, thus leveling a portion of its interest expense in a rising or falling rate environment.

     The interest rate swaps change the variable-rate cash flow exposure on a portion of the flooring debt to fixed rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, the Company receives variable interest rate payments and makes fixed interest rate payments, thereby creating fixed rate flooring debt.

     Through December 31, 2002, the Company has entered into the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•	effective September 1, 2000—a five year, $25 million interest rate swap at a fixed rate of 6.88% per annum.

•	effective November 1, 2000—a three year, $25 million interest rate swap at a fixed rate of 6.47% per annum.

     The Company earns interest on both of the $25 million interest rate swaps at the one-month LIBOR rate adjusted on the first and sixteenth of every month and pays interest at the fixed rate set for each swap (6.88% or 6.47% per annum) on the same amount. The difference between interest earned and the interest obligation accrued is received or paid each month and is recorded in the consolidated statements of operations as flooring interest expense. The one-month LIBOR rate at December 31, 2002 was 1.38% per annum.

     The Company does not enter into derivative instruments for any purpose other than to manage interest rate exposure. That is, the Company does not speculate using derivative instruments.

     The fair value of interest rate swap agreements and the amount of hedging losses deferred on interest rate swaps was $4.1 million and $3.4 million, respectively, at December 31, 2002 and 2001. Changes in the fair value of the interest rate swaps are reported, net of related income taxes, in accumulated other comprehensive income. These amounts are subsequently reclassified into interest expense as a yield adjustment over the remaining lives of the swaps. Because the critical terms of the interest rate swap and the underlying debt obligation are the same, there was no ineffectiveness recorded in interest expense.

     Incremental interest expense, net of tax, incurred as a result of the interest rate swaps was $1.5 million and $832,000, respectively, in 2002 and 2001 and was immaterial in 2000. Interest expense savings, net of tax, on un-hedged debt as a result of decreasing interest rates during 2002 was $204,000 and was approximately $3.9 million in 2001.

     At current interest rates, the Company estimates that it will incur additional interest expense, net of tax, of approximately $1.5 million related to its interest rate swaps during 2003.

     See also Note 15 Subsequent Events for a description of new interest rate swaps.

(5)  Lines of Credit and Long-Term Debt

     The Company has credit facilities with Ford Motor Credit Company totaling $530 million, which expire December 1, 2003, with interest due monthly. The facilities include $250 million for new and program vehicle flooring, $150 million for used vehicle flooring and $130 million for store acquisitions. The Company has the option to convert the acquisition line into a five-year term loan.

     The credit lines with Ford Motor Credit are cross-collateralized and are secured by inventory, accounts receivable, intangible assets and equipment. The Company pledged to Ford Motor Credit the stock of all of its subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores.

     The financial covenants in the agreement with Ford Motor Credit require the Company to maintain compliance with, among other things, (1) specified ratios of total debt to tangible base capital; (2) specified ratios of total adjusted debt to tangible base capital; (3) specific current ratio; (4) specific fixed charge coverage ratio; and (5) positive net cash. The Ford Motor Credit agreements also preclude the payment of cash dividends without prior consent. The Company was in compliance with all such covenants at December 31, 2002.

     Toyota Financial Services, DaimlerChrysler Financial Corporation and General Motors Acceptance Corporation have agreed to floor all of our new vehicles for their respective brands with Ford Motor Credit serving as the primary lender for all other brands. These new vehicle lines are secured by new vehicle inventory of the relevant brands.

     The Company also has a real estate line of credit with Toyota Financial Services totaling $40 million, which expires July 2, 2006. This line of credit is secured by the real estate financed under this line of credit.

     In addition, U.S. Bank N.A. has extended a $27.5 million revolving line of credit for leased vehicles and equipment purchases, which expires January 31, 2004.

     Interest rates on all of the above facilities ranged from 2.88% to 4.13% at December 31, 2002. Amounts outstanding on the lines at December 31, 2002 together with amounts remaining available under such lines were as follows (in thousands):

		Remaining
	Outstanding at	Availability as of
	December 31, 2002	December 31, 2002

New and program vehicle lines of credit	$364,635	$ *
Used vehicle line of credit	63,000	87,000
Acquisition line of credit	—	130,000
Real estate line of credit	35,681	4,319
Equipment/leased vehicle line of credit	27,500	—

	$490,816	$ *

*	There are no formal limits on the new and program vehicle lines with certain lenders.

     Long-term debt consists of the following (in thousands):

December 31,	2002	2001

Equipment and leased vehicle line of credit	$27,500	$27,500
Acquisition line of credit	—	22,000
Used vehicle flooring line of credit	63,000	69,000
Mortgages payable in monthly installments of $258, including interest between 3.24% and 8.62%, maturing fully December 2019; secured by land and buildings	40,229	35,176
Real estate line of credit payable with monthly payments of interest only at 3.44%, maturing May 2005; secured by land and buildings	35,681	13,740
Notes payable in monthly installments of $9 plus interest between 3.36% and 4.70%, maturing at various dates through 2003; secured by vehicles leased to others	914	1,849
Notes payable related to acquisitions, with interest rates between 4.25% and 8.00%, maturing at various dates through December 2008	4,846	5,751
Capital lease obligations, net of interest of $1 and $1, respectively, with monthly lease payments of $1 and termination dates through 2003	8	17

	172,178	175,033
Less current maturities	(4,466)	(10,203)

	$167,712	$164,830

     The schedule of future principal payments on long-term debt after December 31, 2002 is as follows (in thousands):

Year Ending December 31,

2003	$4,466
2004	31,077
2005	3,259
2006	66,038
2007	3,040
Thereafter	64,298

Total principal payments	$172,178

     See also Note 15, Subsequent Events.

(6)  Stockholders’ Equity

     Class A and Class B Common Stock

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

     In March 2002, the Company registered and sold 4.5 million newly issued shares of Class A common stock and existing stockholders sold 1.25 million shares. Proceeds to the Company, net of offering expenses, totaled approximately $77.2 million. In connection with the sale of shares by existing stockholders, 121,488 shares of Class B common stock were converted into a like number of shares of Class A common stock.

     Series M Redeemable, Convertible Preferred Stock

     In 1999, the Company authorized 15,000 shares of Series M Redeemable, Convertible preferred stock (“Series M Preferred Stock”). In May 1999, in connection with the acquisition of Moreland Automotive Group, the Company issued 10,360 shares of Series M Preferred Stock. The Series M Preferred Stock was convertible into Class A Common Stock at the option of the Company at any time and at the option of the holder under limited circumstances. The Series M Preferred Stock was redeemable at the option of the Company. The Series M Preferred Stock converted into Class A common stock based on a formula that divided the average Class A common stock price for a certain 15-day period into $1,000 and then multiplied by the number of Series M Preferred Stock being converted. The Series M Preferred Stock had a $1,000 per share liquidation preference.

     In the first quarter of 2000, the Company issued 303,542 shares of Class A common stock and 4,499 shares of Series M Preferred Stock in order to satisfy contingent payout requirements related to the Moreland acquisition.

     All shares of Series M Preferred Stock have been converted or redeemed and, as of December 31, 2002, no shares of Series M Preferred Stock remain outstanding.

(7)  Cost of Sales

     Cost of sales categorized by revenue category is as follows (in thousands):

Year Ended December 31,	2002	2001	2000

New vehicle sales	$1,175,982	$904,047	$817,148
Used vehicle sales	663,989	522,093	426,975
Service, body and parts	119,501	100,411	90,358
Finance and insurance	471	720	820
Fleet and other	42,214	39,442	55,741

	$2,002,157	$1,566,713	$1,391,042

(8)  Income Taxes

     Income tax expense for 2002, 2001 and 2000 was as follows (in thousands):

Year Ended December 31,	2002	2001	2000

Current:
Federal	$14,013	$13,074	$12,705
State	1,914	2,040	2,194

	15,927	15,114	14,899

Deferred:
Federal	4,002	(1,264)	328
State	521	(175)	(5)

	4,523	(1,439)	323

Total	$20,450	$13,675	$15,222

     Individually significant components of the deferred tax assets and liabilities are presented below (in thousands):

December 31,	2002	2001

Deferred tax assets:
Allowance and accruals	$5,132	$4,006
Deferred revenue and cancellation reserves	4,363	3,383

Total deferred tax assets	9,495	7,389

Deferred tax liabilities:
LIFO recapture and acquired LIFO inventories differences	(3,356)	(3,773)
Employee benefit plans	(1,282)	(1,724)
Goodwill	(11,392)	(7,193)
Property and equipment, principally due to differences in depreciation	(6,591)	(2,793)

Total deferred tax liabilities	(22,621)	(15,483)

Total	$(13,126)	$(8,094)

     In 2002, 2001 and 2000, income tax benefits attributable to employee stock option transactions of $264,000, $0 and $0, respectively, were allocated to stockholders’ equity.

     The reconciliation between amounts computed using the federal income tax rate of 35% and the Company’s income tax expense for 2002, 2001 and 2000 is shown in the following tabulation (in thousands).

Year Ended December 31,	2002	2001	2000

Computed “expected” tax expense	$18,468	$12,400	$13,837
State taxes, net of federal income tax benefit	1,578	1,174	1,464
Nondeductible goodwill	—	468	443
Other	404	(367)	(522)

Income tax expense	$20,450	$13,675	$15,222

(9)  401(k) Profit Sharing Plan

     The Company has a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of the Board of Directors of the Company. Contributions of $0.9 million, $1.1 million and $166,000 were recognized for the years ended December 31, 2002, 2001 and 2000, respectively. Employees may contribute to the plan under certain circumstances.

(10)  Stock Incentive Plans

     The Company’s 2001 Stock Option Plan (‘the 2001 Plan”), which was approved by the stockholders of the Company in May 2001 and amended in May 2002, allows for the granting of up to a total of 1.2 million incentive and nonqualified stock options to officers, key employees and consultants of the Company and its subsidiaries. Upon approval of the 2001 Plan, the Company’s 1996 Stock Incentive Plan (the “1996 Plan”) and its Non-Discretionary Stock Option Plan for Non-Employee Directors (the “Directors’ Plan”) were terminated. However, options then outstanding under the 1996 Plan and the Directors’ Plan remained outstanding and exercisable pursuant to their original terms. Options canceled under the 1996 Plan and the Directors’ Plan do not return to the pool of options to be granted again in the future. All of the option plans are administered by the Compensation Committee of the Board and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control of the Company. Options become exercisable over a period of up to ten years from the date of grant and at exercise prices as determined by the Board. At December 31, 2002, 2,040,868 shares of Class A common stock were reserved for issuance under the plans, of which 544,000 were available for future grant.

     Activity under the plans is as follows (in thousands):

	Shares
	Available for	Shares Subject to	Weighted Average
	Grant	Options	Exercise Price

Balances, December 31, 1999	854	769	$9.92
Options granted	(668)	668	13.17
Options canceled	58	(58)	13.39
Options exercised	—	(190)	3.20

Balances, December 31, 2000	244	1,189	12.65
Additional shares reserved	600	—	—
Option shares canceled upon approval of the 2001 Plan	(244)	—	—
Options granted	(275)	275	19.24
Options canceled	—	(64)	16.21
Options exercised	—	(27)	8.78

Balances, December 31, 2001	325	1,373	14.02
Additional shares reserved	600	—	—
Options granted	(433)	433	15.80
Options canceled	52	(173)	17.00
Options exercised	—	(136)	12.00

Balances, December 31, 2002	544	1,497	$14.25

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

     In 1998, the Board of Directors of the Company and the stockholders approved the implementation of an Employee Stock Purchase Plan (the “Purchase Plan”), and, as amended in May 2000 and 2002, have reserved a total of 1.0 million shares of Class A common stock for issuance thereunder. The Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board. Eligible employees are entitled to invest up to 10 percent of their base pay for the purchase of stock. The purchase price for shares purchased under the Purchase Plan is 85 percent of the lesser of the fair market value at the beginning or end of the purchase period. A total of 217,230, 142,433 and 133,762 shares of the Company’s Class A common stock were issued under the Purchase Plan during 2002, 2001 and 2000, respectively, and 447,841 remained available for issuance at December 31, 2002.

     The following table summarizes stock options outstanding at December 31, 2002:

Options Outstanding						Options Exercisable

				Weighted
			Number of	Average	Weighted	Number of	Weighted
			Shares	Remaining	Average	Shares	Average
Range of			Outstanding at	Contractual Life	Exercise	Exercisable at	Exercise
Exercise Prices			12/31/02	(years)	Price	12/31/02	Price

		$1.00	88,865	7.3	$1.00	15,865	$1.00
		3.02	96,499	1.3	3.02	96,499	3.02
		10.75	14,000	2.2	10.75	14,000	10.75
10.87	-	12.99	196,664	7.4	11.91	70,224	12.01
14.00	-	15.13	463,319	8.9	15.06	31,131	14.76
16.50	-	18.94	364,321	6.1	16.99	144,691	17.02
19.24	-	20.52	273,200	9.0	19.34	27,400	19.24

$1.00	-	$20.52	1,496,868	7.4	$14.25	399,810	$11.88

     At December 31, 2001 and 2000, 400,533 and 245,980 shares were exercisable at weighted average exercise prices of $10.39 and $9.01, respectively.

(11)  Commitments and Contingencies

     Recourse Paper

     The Company is contingently liable to banks for recourse paper assumed at the time of acquisition when the Company does a corporate purchase. Following the acquisition, the Company does not enter into further recourse transactions. The contingent liability, net of reserves, at December 31, 2002 and 2001 was approximately $300,000 and $322,000, respectively.

     The Company’s potential loss is limited to the difference between the present value of the installment contract at the date of the repossession and the amount for which the vehicle is resold. Based upon historical loss percentages, an estimated loss reserve of $443,000 and $573,000 is reflected in the Company’s consolidated balance sheets as of December 31, 2002 and 2001, respectively. The reserves were established as a purchase price adjustment as the result of several acquisitions.

     Leases

     The Company leases certain of its facilities under non-cancelable operating leases. These leases expire at various dates through 2021. Certain lease commitments are subject to escalation clauses of an amount equal to the cost of living based on the “Consumer Price Index - U.S. Cities Average - All Items for all Urban Consumers” published by the U.S. Department of Labor.

     The minimum lease payments under the operating leases after December 31, 2002 are as follows (in thousands):

Year Ending December 31,

2003	$18,303
2004	16,935
2005	16,797
2006	16,271
2007	15,253
Thereafter	58,140

Total minimum lease payments	$141,699

     Rental expense for all operating leases was $18.6 million, $15.9 million and $13.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

     Capital Commitments

     At December 31, 2002, the Company had capital commitments of approximately $10.0 million for the construction of three new store facilities, additions to three existing facilities and the remodel of three facilities. The three new facilities will be a Ford store in Boise, Idaho, a body shop in Aurora, Colorado and a body shop in Boise, Idaho. The Company has already incurred $3.0 million for these commitments and anticipates incurring the remaining $10.0 million during 2003. The Company expects to pay for the construction out of existing cash balances until completion of the projects, at which time it anticipates securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

     Litigation

     The Company is involved, and will continue to be involved, in numerous legal proceedings arising in the ordinary course of business. The Company is also involved in various Class Action Law Suits in the ordinary course of practice in its industry, which the Company is not specifically a party, but could be included as a party along with multiple other dealerships. Although no legal proceedings can be predicted with certainty, there are no pending proceedings that, in the opinion of management, could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.

(12)  Related Party Transactions

     Mark DeBoer Construction

     During 2002, 2001 and 2000, Lithia Real Estate, Inc. paid Mark DeBoer Construction, Inc. $4.3 million, $7.9 million, and $6.8 million, respectively, for remodeling certain of the Company’s facilities. Mark DeBoer is the son of Sidney B. DeBoer, the Company’s Chairman and Chief Executive Officer. These amounts included $3.5 million, $7.1 million, and $6.1 million, respectively, paid for subcontractors and materials, $183,000, $16,000 and $32,000, respectively for permits, licenses, travel and various miscellaneous fees, and $558,000, $780,000, and $624,000, respectively, for contractor fees. The

Company believes the amounts paid are fair in comparison with fees negotiated with independent third parties and all significant transactions are reviewed and approved by the independent audit committee of the Company.

     W. Douglas Moreland

     In May 1999, the Company purchased certain dealerships owned by W. Douglas Moreland for total consideration of approximately $66.0 million, at which time, Mr. Moreland became a member of the Company’s Board of Directors. During the normal course of business, these dealerships paid $1.1 million, $2.5 million and $2.8 million in 2002, 2001 and 2000, respectively, to other companies owned by Mr. Moreland for vehicle purchases, recourse paid to a financial lender and management fees. The Company also paid rental expense of $2.6 million, $3.0 million and $3.2 million in 2002, 2001 and 2000, respectively, to other companies owned by Mr. Moreland. As of October 31, 2002, Mr. Moreland is no longer a member of the Company’s Board of Directors.

     Lithia Properties, LLC

     The Company has a 20% interest in Lithia Properties, LLC, of which the other members are Sidney DeBoer (35%), M. L. Dick Heimann (30%) and three of Mr. DeBoer’s children (5% each). Lithia Properties does not have current operations other than completing its existing insurance contracts related to accident and health insurance polices sold through 1996, which is immaterial. All of the insurance contracts have earned-out or expired by December 31, 2002. Lithia Properties anticipates distributing the remaining capital to the members in 2003.

(13)  Acquisitions

     The following acquisitions were made in 2002:

•	In January 2002, Lithia acquired the Lynn Alexander Auto Group, which is comprised of All American Chrysler/Jeep/Dodge and All American Chevrolet located in San Angelo, Texas and All American Chrysler/Jeep/Dodge in Big Spring, Texas. The stores had anticipated 2002 annual revenues of $115.0 million.

•	In January 2002, Lithia acquired Premier Chrysler/Jeep/Dodge in Odessa, Texas, which had anticipated 2002 annual revenues of $33.0 million.

•	In February 2002, Lithia acquired Thomason Subaru in Oregon City, Oregon, which had anticipated 2002 annual revenues of $20.0 million. The store has been renamed Lithia Subaru of Oregon City.

•	In April 2002, Lithia acquired Village Dodge-Hyundai in Midland, Texas, which had anticipated 2002 annual revenues of $35.0 million.

•	In May 2002, Lithia opened a newly awarded Hummer franchise in Bellevue, Washington.

•	In June 2002, Lithia acquired Jay Wolfe Ford in Omaha, Nebraska, which had anticipated 2002 annual revenues of $55.0 million.

•	In June 2002, Lithia acquired Broncho Chevrolet in Odessa, Texas and Sherman Chevrolet in Midland, Texas. The stores had combined anticipated 2002 revenues of $115.0 million. The stores were renamed Chevrolet of Odessa and Chevrolet of Midland, respectively.

•	In July 2002, Lithia acquired Mercedes of Omaha in Omaha, Nebraska, which had anticipated 2002 revenues of $22.0 million.

•	In August 2002, Lithia acquired Skyline Volkswagen in a suburb of Denver, Colorado, which had anticipated 2002 revenues of $20.0 million.

•	In December 2002, Lithia acquired Les Vogel Chrysler/Dodge/Jeep in Burlingame, California which had anticipated 2002 revenues of $32.0 million.

•	In December of 2002, Lithia acquired Sound Hyundai in Renton, Washington which had anticipated 2002 revenues of $8.0 million.

     The following acquisitions were made in 2001:

•	In January 2001, Lithia acquired the Johnson Chrysler/Jeep store in Anchorage, Alaska, which had estimated 2000 revenues of approximately $35.0 million.

•	In February 2001, Lithia acquired two stores in Pocatello, Idaho with the Honda, Dodge/Chrysler and Hyundai brands, which had combined estimated 2000 revenues of approximately $48.0 million.

•	In July 2001, Lithia acquired Barton Cadillac in Spokane Washington, which was added to Lithia Camp Chevrolet. Barton Cadillac had estimated 2000 revenues of approximately $18.0 million.

•	In August 2001, Lithia acquired the Lanny Berg Chevrolet store in Caldwell, Idaho, which had anticipated 2001 annual revenues of approximately $22.0 million.

•	In September 2001, Lithia acquired Ted Tuffy Dodge in Sioux Falls, South Dakota, which had anticipated 2001 annual revenues of approximately $35.0 million.

•	In September 2001, Lithia acquired BMW of Seattle in Seattle, Washington, which had anticipated 2001 annual revenues of approximately $60.0 million.

•	In November 2001, Lithia acquired Issaquah Chevrolet in Issaquah, Washington, which had anticipated 2001 annual revenues of approximately $50.0 million.

     In addition to the above acquisitions, in August 2001, Lithia completed the construction of and opened Lithia Dodge of Anchorage.

     The Company acquired eight dealerships during 2000, with total estimated 1999 revenues of approximately $254 million.

     The above acquisitions were all accounted for under the purchase method of accounting. Pro forma results of operations assuming all of the above 2002 and 2001 acquisitions occurred at the beginning of the respective periods are as follows (in thousands, except per share amounts). The 2000 acquisitions are not included in the pro forma results of operations since all of the 2000 acquisitions were individually and collectively insignificant.

Year Ended December 31,	2002	2001	2000

Total revenues	$2,532,126	$2,380,348	$2,112,045
Net income	32,474	24,987	26,526
Basic earnings per share	1.88	1.87	1.94
Diluted earnings per share	1.85	1.83	1.92

     There are no future contingent payouts related to any of the 2002, 2001 or 2000 acquisitions. The purchase price for the 2002 and 2001 acquisitions was allocated as follows (in thousands):

Year Ended December 31,	2002	2001

Inventory	$63,192	$36,163
Other current assets	5,692	219
Property and equipment	24,637	4,452
Goodwill	30,195	22,825
Other intangible assets – franchise value	13,796	7,107
Other non-current assets	100	—

Total assets acquired	137,612	70,766
Flooring notes payable	49,225	25,351
Other current liabilities	1,694	235
Other non-current liabilities	2,548	—

Total liabilities acquired	53,467	25,586

Net assets acquired	$84,145	$45,180

     We anticipate that approximately 90 percent and 70 percent, respectively, of the goodwill acquired in 2002 and 2001 will be deductible for tax purposes over the period of 15 years.

(14)  Recent Accounting Pronouncements

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

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in Note 1 under the heading “Stock-Based Compensation.”

(15)  Subsequent Events

     DaimlerChrysler Agreement

     In February 2003 the Company entered into a working capital and acquisition credit facility with DaimlerChrysler Services North America LLC totaling up to $200 million, which expires in February 2006, with interest due monthly.

     The credit line with DaimlerChrysler Services is cross-collateralized and secured by cash and cash equivalents, new and used vehicle and parts inventories, accounts receivable, intangible assets and equipment. The Company pledged to DaimlerChrysler Services the stock of all of its subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores.

     The financial covenants in the agreement with DaimlerChrysler Services require the Company to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels.

     The Company’s previous facility with Ford Motor Credit Company was terminated and paid off on February 25, 2003.

     Interest Rate Swaps

     The Company entered into the following interest rate swaps in 2003 to date:

•	Effective January 26, 2003 – a five-year, $25 million interest rate swap at a fixed rate of 3.265%.

•	Effective February 18, 2003 – a five-year, $25 million interest rate swap at a fixed rate of 3.30%

     We earn interest on both of the $25 million interest rate swaps at the one-month LIBOR rate. The February 18, 2003 swap is adjusted on the first and sixteenth of every month and the January 26, 2003 swap is adjusted once a month on the 26th of each month. The Company is obligated to pay interest at the fixed rate set for each swap on the same amount. The difference between interest earned and the interest obligation accrued is received or paid each month and is recorded in the statement of operations as flooring interest expense. The one-month LIBOR rate at February 28, 2003 was 1.3375% per annum.

     Acquisitions in 2003 (Unaudited)

     The following acquisitions were closed in the first quarter of 2003 to date:

•	In February 2003, Lithia acquired Richardson Chevrolet in Salinas, California, which has anticipated 2003 annual revenues of approximately $35.0 million.

•	In March 2003, Lithia acquired Pacific Hyundai of Anchorage, Alaska, which has anticipated 2003 revenues of approximately $10.0 million. The store has been renamed Lithia Hyundai of Anchorage.

     None of the above acquisitions were individually significant to the Company’s financial position or results of operations.