Form 10-Q
period 2003-03-31
LITHIA MOTORS INC
filed 2003-05-15
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	14,466,210
Class B common stock without par value	3,762,231
(Class)	(Outstanding at May 9, 2003)

LITHIA MOTORS, INC.
FORM 10-Q
INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$29,593	$15,932
Contracts in transit	45,155	41,493
Trade receivables, net of allowance for doubtful accounts of $518 and $455	38,340	40,680
Notes receivable, current portion, net of allowance for doubtful accounts of $147 and $247	188	167
Inventories, net	468,478	445,908
Vehicles leased to others, current portion	5,503	5,341
Prepaid expenses and other	5,136	5,707
Deferred income taxes	1,287	550

Total Current Assets	593,680	555,778
Land and buildings, net of accumulated depreciation of $4,079 and $3,618	119,896	118,696
Equipment and other, net of accumulated depreciation of $15,985 and $14,602	60,545	58,215
Notes receivable, less current portion	779	881
Vehicles leased to others, less current portion	106	19
Goodwill, net	191,799	185,212
Other intangible assets, net of accumulated amortization of $335 and $330	23,287	20,985
Other non-current assets	2,429	2,263

Total Assets	$992,521	$942,049

Liabilities and Stockholders’ Equity
Current Liabilities:
Flooring notes payable	$396,128	$364,635
Current maturities of long-term debt	4,974	4,466
Trade payables	23,007	19,445
Accrued liabilities	41,621	40,924

Total Current Liabilities	465,730	429,470
Used Vehicle Flooring	62,000	63,000
Real Estate Debt, less current maturities	84,186	73,798
Other Long-Term Debt, less current maturities	30,652	30,914
Deferred Revenue	1,667	1,617
Other Long-Term Liabilities	7,447	9,581
Deferred Income Taxes	15,916	13,676

Total Liabilities	667,598	622,056

Stockholders’ Equity:
Preferred stock — no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock — no par value; authorized 100,000 shares; issued and outstanding 14,359 and 14,299	204,402	203,577
Class B common stock — no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	969	929
Accumulated other comprehensive loss	(2,617)	(2,517)
Retained earnings	121,701	117,536

Total Stockholders’ Equity	324,923	319,993

Total Liabilities and Stockholders’ Equity	$992,521	$942,049

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended March 31,

	2003	2002

Revenues:
New vehicle sales	$323,448	$267,817
Used vehicle sales	176,986	183,312
Service, body and parts	59,751	52,038
Finance and insurance	21,214	17,832
Fleet and other	2,078	3,399

Total revenues	583,477	524,398
Cost of sales	492,142	440,751

Gross profit	91,335	83,647
Selling, general and administrative	76,964	67,736
Depreciation — buildings	459	431
Depreciation — equipment and other	1,828	1,237

Income from operations	12,084	14,243
Other income (expense):
Floorplan interest expense	(3,702)	(2,337)
Other interest expense	(1,410)	(1,592)
Other income (expense), net	(172)	95

	(5,284)	(3,834)

Income before income taxes	6,800	10,409
Income tax expense	2,635	4,018

Net income	$4,165	$6,391

Basic net income per share	$0.23	$0.43

Shares used in basic net income per share	18,133	14,991

Diluted net income per share	$0.23	$0.42

Shares used in diluted net income per share	18,272	15,369

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three months ended March 31,

	2003	2002

Cash flows from operating activities:
Net income	$4,165	$6,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,287	1,668
Compensation related to stock option issuances	40	41
(Gain) loss on sale of assets	48	(207)
Loss on sale of vehicles leased to others	12	18
Deferred income taxes	1,574	2,201
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	2,314	(939)
Contracts in transit	(3,662)	(998)
Inventories	(7,255)	(40,178)
Prepaid expenses and other	610	5,378
Other noncurrent assets	(184)	(116)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	19,044	39,184
Trade payables	3,562	2,952
Accrued liabilities	(150)	(1,628)
Other liabilities	(2,285)	(41)

Net cash provided by operating activities	20,120	13,726
Cash flows from investing activities:
Notes receivable issued	(20)	(41)
Principal payments received on notes receivable	149	551
Capital expenditures:
Non-financeable	(1,179)	(1,623)
Financeable	(4,360)	(5,643)
Proceeds from sale of assets	171	988
Proceeds from sale of vehicles leased to others	69	168
Expenditures for vehicles leased to others	(1,320)	(2,299)
Cash paid for acquisitions, net of cash acquired	(10,426)	(26,736)
Cash from sale of franchises	—	606

Net cash used in investing activities	(16,916)	(34,029)
Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	5,300	(67,000)
Principal payments on all other long-term debt and capital leases	(909)	(4,443)
Proceeds from issuance of long-term debt	5,242	1,705
Repurchase of common stock	(215)	—
Net proceeds from issuance of common stock	1,039	77,989

Net cash provided by financing activities	10,457	8,251

Increase (decrease) in cash and cash equivalents	13,661	(12,052)
Cash and cash equivalents:
Beginning of period	15,932	18,814

End of period	$29,593	$6,762

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation
 The financial information included herein as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2002 is derived from our 2002 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2002 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories
 Inventories are valued at the lower of market value or cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Detail of inventory is as follows (in thousands):

	March 31, 2003	December 31, 2002

New and program vehicles	$367,627	$340,457
Used vehicles	80,963	85,170
Parts and accessories	19,888	20,281

	$468,478	$445,908

Note 3. Stock-Based Compensation
 We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure,” which we adopted in December 2002, we have computed, for pro forma disclosure purposes, the impact on net income and net income per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows:

Three Months Ended March 31,	2003	2002

Net income, as reported	$4,165	$6,391
Add — Stock-based employee compensation expense included in reported net income, net of related tax effects	24	25
Deduct — total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(714)	(504)

Net income, pro forma	$3,475	$5,912

Basic net income per share:
As reported	$0.23	$0.43

Pro forma	$0.19	$0.39

Diluted net income per share:
As reported	$0.23	$0.42

Pro forma	$0.19	$0.39

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2003	2002

Risk-free interest rate	3.0%	4.0%
Expected dividend yield	0%	0%
Expected lives - 2001 Plan	8 years	8 years
Purchase Plan	3 months	3 months
Expected volatility	46.24%	46.80%

Note 4. Supplemental Cash Flow Information
 Supplemental disclosure of cash flow information is as follows (in thousands):

	Three Months Ended March 31,

	2003	2002

Cash paid during the period for income taxes	$44	$81
Cash paid during the period for interest	4,760	4,042

Note 5. Earnings Per Share
 Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended March 31,	2003			2002

Basic EPS	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Income available to common shareholders	$4,165	18,133	$0.23	$6,391	14,991	$0.43

Diluted EPS
Effect of dilutive stock options		139			378

Income available to common shareholders	$4,165	18,272	$0.23	$6,391	15,369	$0.42

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive are as follows:

	Three Months Ended March 31,

	2003	2002

Stock options	1,047,692	34,280

Note 6. Comprehensive Income
 Comprehensive income includes the fair value of cash flow hedging instruments that are reflected in shareholders’ equity instead of net income and unrealized gains and losses on investments. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended March 31,

	2003	2002

Net income	$4,165	$6,391
Unrealized gain (loss) on investments, net	(11)	2
Cash flow hedges:
Net derivative gains (losses), net of tax effect of $381 and $(33), respectively	(588)	52
Reclassification adjustment, net of tax effect of $(315) and $(233), respectively	499	371

Total comprehensive income	$4,065	$6,816

Note 7. Acquisitions
 The following acquisitions were made in the first quarter of 2003. For information on the acquisition made in April 2003, see Note 11. Subsequent Events.

•	In February 2003, we acquired Richardson Chevrolet in Salinas, California, which has anticipated 2003 annual revenues of approximately $35.0 million. This store has been renamed Chevrolet of Salinas.

•	In March 2003, we acquired Pacific Hyundai of Anchorage, Alaska, which has anticipated 2003 revenues of approximately $10.0 million. The store has been renamed Lithia Hyundai of Anchorage.

•	In March 2003, we acquired Randy Hansen Chevrolet of Twin Falls, Idaho, which has anticipated 2003 annual revenues of approximately $30.0 million. The store has been renamed Chevrolet, Cadillac, Suzuki of Twin Falls.

The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations assuming the above acquisitions occurred at the beginning of the respective periods are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2003	2002

Total revenues	$595,213	$541,671
Net income	4,268	6,710
Basic earnings per share	0.24	0.45
Diluted earnings per share	0.23	0.44

There are no future contingent payouts related to any of the above acquisitions. The purchase price for the above acquisitions was allocated as follows (in thousands):

Inventory	$14,483
Other current assets	39
Property and equipment	355
Goodwill	5,287
Other intangible assets — franchise value	2,308

Total assets acquired	22,472
Flooring notes payable	12,449
Other current liabilities	19

Total liabilities acquired	12,468

Net assets acquired	$10,004

We anticipate that approximately 100% of the goodwill acquired in the above acquisitions will be deductible for tax purposes over the period of 15 years.

Note 8. DaimlerChrysler Agreement
 In February 2003 we entered into a working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC totaling up to $200 million, which expires in February 2006, with interest due monthly.

The credit line with DaimlerChrysler Services is cross-collateralized and secured by cash and cash equivalents, new and used vehicle and parts inventories, accounts receivable, intangible assets and equipment. We pledged to DaimlerChrysler Services the stock of all of our subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores.

The financial covenants in the agreement with DaimlerChrysler Services require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels.

Our previous facility with Ford Motor Credit Company was terminated and paid off on February 25, 2003.

Note 9. Recent Accounting Pronouncements
 In July 2002, the FASB approved SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management’s intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The adoption of SFAS No. 146 on January 1, 2003 did not have any effect on our financial position or results of operations.

In March 2003, the Emerging Issues Task Force (EITF) issued EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 primarily applies to floorplan interest credits and advertising credits received by us from auto manufacturers and specifies the timing of and appropriate classification of such items in our statement of operations. We recognize floorplan interest credits as a reduction to cost of goods sold as related vehicles are sold and recognize advertising credits as a credit to advertising expense. The adoption of EITF 02-16 on January 1, 2003 did not have any effect on our results of operations or financial position.

Note 10. Reclassification
 In the fourth quarter of 2002, we reclassified documentation fees from finance and insurance income to new and used vehicle revenue, as appropriate, in order to bring our reporting in line with industry practice. The resulting effect was a reduction of approximately $100 per vehicle of finance and insurance income and an increase in new and retail used vehicle gross margins of between 20 and 50 basis points. Accordingly, the finance and insurance sales per retail unit, revenue by product line and gross margin percentage disclosures have been recalculated for the first three quarters of 2002. Net income was not affected by this reclassification.

In addition, reclassifications related to the reclassification of contracts in transit to a separate line item on the balance sheet from cash and cash equivalents have been made to the 2002 financial statements to be consistent with the 2003 presentation.

Note 11. Subsequent Events

U.S. Bank Agreement Amendment
 In April 2003, our U.S. Bank N.A. agreement was amended to provide for a $35.0 million revolving line of credit for leased vehicles and equipment purchases, which expires January 31, 2005. Previously, the amount available under this line of credit was $27.5 million and it expired January 31, 2004.

Acquisitions
 The following acquisition was made subsequent to March 31, 2003:

•	In April 2003, we acquired Grizzly Chrysler Dodge of Missoula, Montana, which has anticipated 2003 revenues of approximately $25.0 million. The store has been renamed Lithia Auto Center of Missoula.

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

Some of the important factors that could cause actual results to differ from our expectations are discussed in Exhibit 99.3 to our 2002 Annual Report on Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

General
 We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of May 5, 2003, we offered 24 brands of new vehicles through 136 franchises in 73 stores in the western United States and over the Internet. As of May 5, 2003, we operate 16 stores in Oregon, 12 in California, 10 in Washington, 7 in Texas, 7 in Idaho, 7 in Colorado, 5 in Nevada, 3 in South Dakota, 3 in Alaska, 2 in Nebraska and 1 in Montana. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing and insurance for our automotive customers. Over 75% of our stores are located in cities where our store does not compete directly with any other franchised dealers selling the same brand.

During an economic downturn, customers tend to shift towards the purchase of more reasonably priced new vehicle models or used vehicles. Many customers decide to delay purchasing a new vehicle and instead repair existing vehicles. In addition, manufacturers typically offer increased dealer and customer incentives during an economic downturn in order to support new vehicle sales volume. These factors generally lead to less volatility in earnings for automobile retailers than for automobile manufacturers.

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

	Percent of	Gross	Percent of Total
Three Months Ended March 31, 2003	Total Revenues	Margin	Gross Profit

New vehicles	55.4%	7.1%	25.1%
Retail used vehicles(1)	24.8	13.0	20.7
Service, body and parts	10.2	47.7	31.2
Finance and insurance(2)	3.6	99.7	23.2
Fleet and other	0.4	13.0	0.3

	Percent of	Gross	Percent of Total
Three Months Ended March 31, 2002	Total Revenues	Margin	Gross Profit

New vehicles	51.1%	8.4%	26.9%
Retail used vehicles(1)	28.6	12.6	22.5
Service, body and parts	9.9	47.8	29.7
Finance and insurance(2)	3.4	99.5	21.2
Fleet and other	0.6	9.4	0.4

(1)	Excludes wholesale used vehicle sales, representing 5.6% and 6.4% of total revenues, respectively, and a negative gross margin contribution of 1.2% and 1.9%, respectively, for the three month periods ended March 31, 2003 and 2002.

(2)	Reported net of administration fees and anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

Lithia Motors, Inc.(1)	Three Months Ended March 31,

	2003	2002

Revenues:
New vehicles	55.4%	51.1%
Used vehicles	30.4	35.0
Service, body and parts	10.2	9.9
Finance and insurance	3.6	3.4
Fleet and other	0.4	0.6

Total revenues	100.0%	100.0%
Gross profit	15.7	16.0
Selling, general and administrative expenses	13.2	12.9
Depreciation and amortization	0.4	0.3
Income from operations	2.1	2.7
Floorplan interest expense	0.6	0.4
Other interest expense	0.2	0.3
Income before taxes	1.2	2.0
Income tax expense	0.5	0.8
Net income	0.7%	1.2%

(1)	The percentages may not add due to rounding.

Results of Operations

	Three Months Ended
(Dollars in thousands)	March 31,			%
			Increase	Increase
	2003	2002	(Decrease)	(Decrease)

Revenues:
New vehicle sales	$323,448	$267,817	$55,631	20.8%
Used vehicle sales	176,986	183,312	(6,326)	(3.5)
Service, body and parts	59,751	52,038	7,713	14.8
Finance and insurance	21,214	17,832	3,382	19.0
Fleet and other	2,078	3,399	(1,321)	(38.9)

Total revenues	583,477	524,398	59,079	11.3
Cost of sales	492,142	440,751	51,391	11.7

Gross profit	91,335	83,647	7,688	9.2
Selling, general and administrative	76,964	67,736	9,228	13.6
Depreciation and amortization	2,287	1,668	619	37.1

Income from operations	12,084	14,243	(2,159)	(15.2)
Floorplan interest expense	(3,702)	(2,337)	1,365	58.4
Other interest expense	(1,410)	(1,592)	(182)	(11.4)
Other income (expense), net	(172)	95	(267)	(281.1)

Income before income taxes	6,800	10,409	(3,609)	(34.7)
Income tax expense	2,635	4,018	(1,383)	(34.4)

Net income	$4,165	$6,391	$(2,226)	(34.8)%

	Three Months Ended
	March 31,			%
			Increase	Increase
	2003	2002	(Decrease)	(Decrease)

New units sold	12,621	10,416	2,205	21.2%
Average selling price per new vehicle	$25,628	$25,712	$(84)	(0.3)
Used units sold — retail	10,006	10,364	(358)	(3.5)
Average selling price per retail used vehicle	$14,464	$14,476	$(12)	(0.1)
Used units sold — wholesale	6,351	6,106	245	4.0
Average selling price per wholesale used vehicle	$5,080	$5,452	$(372)	(6.8)
Finance and insurance sales per retail unit	$938	$858	$80	9.3%

Revenues. Total revenues increased 11.3% in the first quarter of 2003 compared to the first quarter of 2002 primarily as a result of acquisitions. An increase in same store new vehicle revenues of 7.7% and same store finance and insurance revenues of 7.3% in the first quarter of 2003 compared to the first quarter of 2002 were offset by declines in same store used vehicle revenues of 14.5% and same store service and parts revenues of 2.6%. The increase in new vehicle same store revenues of 7.7% compares favorably to an industry decline in new vehicle sales of over 4% for the first quarter of 2003. We estimate that the combined new and used vehicle market in the areas where we operate was down more than 10% in the first quarter of 2003 compared to the same period last year. Slowing economies in our markets and higher than normal new vehicle inventories at the end of 2002, coupled with a strong new vehicle incentive environment, spurred our aggressive approach to new vehicle sales in the first quarter of 2003. The aggressive company-wide marketing campaign was based on the “Driving America” theme aimed at increasing market share in order to secure a long-term customer base for future parts and service business and repeat and referral business. The used vehicle business was weak due to competition from highly incentivized new vehicles within the overall weaker total vehicle market. The service and parts business has been negatively impacted in the past couple of years by substantial improvements in the quality of domestic vehicles, resulting in less warranty work. We improved our finance and insurance penetration rate to 77% of all new and used retail units in the first quarter of 2003 compared to 75% in the same period last year. We also achieved 41% service contract penetration in the first quarter of 2003 compared to 40% in the same quarter of 2002 and 34% lifetime oil and filter service product penetration compared to 29% in the same periods, respectively.

During the first quarter of 2003, manufacturers offered, and are continuing to offer, incentives, including low interest rates and rebates, in order to attract new vehicle buyers. The availability of cash rebates and zero percent and low interest rate financing has also enhanced our ability to sell finance, warranty and insurance products and services. Our finance and insurance sales per retail unit increased 9.3% to $938 per retail vehicle in the first quarter of 2003 compared to the first quarter of 2002.

Gross Profit. Gross profit increased due to increased total revenues, offset in part by a lower overall gross profit percentage. Certain incentives and rebates received from manufacturers, including floorplan interest credits, are recorded as a reduction to cost of goods sold at the time of vehicle sale. Gross profit margins achieved were as follows:

	Three Months Ended March 31,
			Lithia
	2003	2002	Margin Change*

New vehicles	7.1%	8.4%	(130)bp
Retail used vehicles	13.0	12.6	40
Service and parts	47.7	47.8	(10)
Finance and insurance	99.7	99.5	20
Overall	15.7	16.0	(30)

*	“bp” stands for basis points (one hundred basis points equals one percent).

The decrease in the overall gross profit margin in the first quarter of 2003 compared to the first quarter of 2002 is primarily a result of four factors:

•	A significant shift towards our lowest margin new vehicle business as a result of the strong incentive environment;

•	Lower floorplan interest credits from the manufacturers on new vehicles due to lower market rates; and

•	Aggressive pricing of new vehicles in order to gain market share, which resulted in lower new vehicle margins.

These factors were partially offset by an increase in the gross margins achieved on our retail used vehicle sales and on our finance and insurance products in the first quarter of 2003 compared to 2002.

Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries and related personnel expenses, facility lease expense, advertising, legal, accounting, professional services and general corporate expenses. Selling, general and administrative expense increased due to increased selling, or variable, expenses related to the increase in revenues and the number of locations. As a percentage of revenue, selling, general and administrative expense increased 30 basis points in the first quarter of 2003 compared to the first quarter of 2002 due partially to higher advertising and sales compensation expenses related to our aggressive new vehicle marketing.

Income from Operations. Operating margins decreased 60 basis points, in the first quarter of 2003 compared to the first quarter of 2002 due to the decrease in the overall gross margin percentage and increased operating expenses as a percentage of revenue as discussed above.

Floorplan Interest Expense. The increase in floorplan interest expense in the first quarter of 2003 compared to the first quarter of 2002 is primarily due to an approximately $974,000 increase in expense as a result of an increase in the average outstanding balances of our floorplan facilities, mainly due to acquisitions. In addition, an increase in flooring rates was responsible for $181,000 of the increase and additional expense from interest rate swaps was responsible for $210,000 of the increase. These increases were offset in part by a decrease in the LIBOR rate in the first quarter of 2003 compared to the first quarter of 2002.

Other Interest Expense. Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes. The decrease in other interest expense resulted from $382,000 of savings due to lower interest rates in the first quarter of 2003 compared to the first quarter of 2002, offset in part by a 4.7% increase in average outstanding balances.

Income Tax Expense. Our effective tax rate was 38.8% in the first quarter of 2003 compared to 38.6% in the first quarter of 2002. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Net Income. Net income decreased as a result of the lower gross margin percentage, higher operating expenses and higher floorplan interest expense, offset in part by increased revenues.

Seasonality and Quarterly Fluctuations
 Historically, our sales have been lower in the first and fourth quarters of each year due to consumer purchasing patterns during the holiday season, inclement weather and the reduced number of business days during the holiday season. As a result, financial performance may be lower during the first and fourth quarters than during the other quarters of each fiscal year. We believe that interest rates, levels of consumer debt and consumer confidence, as well as general economic conditions, also contribute to fluctuations in sales and operating results. Historically, the timing, performance and frequency of acquisitions has been the largest contributor to fluctuations in our operating results from quarter to quarter.

Liquidity and Capital Resources
 Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity offerings to finance operations and expansion.

Our inventories increased to $468.5 million at March 31, 2003 from $445.9 million at December 31, 2002 due primarily to acquisitions. Accordingly, our new and used flooring notes payable increased to $458.1 million at March 31, 2003 from $427.6 million at December 31, 2002. Our days supply of new vehicles decreased by approximately 10 days at March 31, 2003 compared to December 31, 2002. We believe that our new and used vehicle inventories are at appropriate levels going into the second quarter. The second quarter typically represents the second strongest sales environment of the year.

Primarily as a result of the acquisition of three stores in the first quarter of 2003, our goodwill and other intangibles increased $8.9 million to $215.1 million at March 31, 2003 compared to $206.2 million at December 31, 2002.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through April 2003, we have purchased a total of 59,400 shares under this program and may continue to do so from time to time in the future as conditions warrant.

In February 2003 we entered into a working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC totaling up to $200 million, which expires in February 2006, with interest due monthly.

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

The financial covenants in our agreement with DaimlerChrysler Services require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels. At March 31, 2003, we were in compliance with all of the covenants of this agreement.

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

In April 2003, our U.S. Bank N.A. agreement was amended to provide for a $35.0 million revolving line of credit for leased vehicles and equipment purchases, which expires January 31, 2005. Previously, the amount available under this line of credit was $27.5 million and it expired January 31, 2004.

Interest rates on all of the above facilities ranged from 2.78% to 4.05% at March 31, 2003. Amounts outstanding on the lines at March 31, 2003 together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at	Remaining Availability as of
	March 31, 2003	March 31, 2003

New and program vehicle lines	$396,128	$		*
Working capital and used vehicle line	62,000		114,100	**
Real estate line	30,851		9,149
Equipment/leased vehicle line	27,500		—

	$516,479	$		*

*	There are no formal limits on the new and program vehicle lines with certain lenders.
**	As limited by the terms of the line regarding the borrowing base.

At March 31, 2003, our long-term debt and lease commitments were as follows (in thousands):

Year Ending December 31,	Long-term debt	Leases	Total

2003	$4,160	$14,602	$18,762
2004	31,946	18,693	50,639
2005	4,087	18,494	22,581
2006	65,900	17,707	83,607
2007	3,921	16,680	20,601
Thereafter	71,798	63,885	135,683

Total	$181,812	$150,061	$331,873

At March 31, 2003, we had capital commitments of approximately $13.3 million for the construction of two new store facilities, an addition to one existing facility and the remodel of three facilities. The two new facilities will be a Ford store in Boise, Idaho, a body shop in Boise, Idaho. We have already incurred $2.5 million for these commitments and anticipate incurring the remaining $13.3 million during the remaining three quarters of 2003. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

Critical Accounting Policies

We reaffirm our critical accounting policies as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003.

Recent Accounting Pronouncements

See Note 9 of Notes to Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2002 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2003.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1	Second Amendment, dated April 2, 2003, to Amended and Restated Loan Agreement, dated December 28, 2001, between Lithia Financial Corporation, Lithia Motors, Inc., Lithia Aircraft, Inc. and Lithia SALMIR, Inc. and U.S. Bank National Association.

99.1	Certification of Sidney B. DeBoer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Jeffrey B. DeBoer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following reports of Form 8-K were filed during the quarter ended March 31, 2003:

•	On February 14, 2003, we filed a Form 8-K pursuant to Item 9. Regulation FD Disclosure, attaching our press release regarding summary financial results for the fourth quarter and year ended December 31, 2002; and

•	On March 6, 2003, we filed a Form 8-K pursuant to Item 9. Regulation FD Disclosure, attaching our press release regarding a new credit facility with DaimlerChrysler Services North America.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2003	LITHIA MOTORS, INC.

	By	/s/ SIDNEY B. DEBOER

Sidney B. DeBoer Chairman of the Board, Chief Executive Officer and Secretary (Principal Executive Officer)

	By	/s/ JEFFREY B. DEBOER

Jeffrey B. DeBoer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Sidney B. DeBoer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lithia Motors, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

/s/Sidney B. DeBoer Sidney B. DeBoer Chairman of the Board, Chief Executive Officer and Secretary Lithia Motors, Inc.

CERTIFICATION PURSUANT TO
SECTION 302(a) OF THE SARBANES-OXLEY ACT OF 2002

I, Jeffrey B. DeBoer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lithia Motors, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 14, 2003

/s/Jeffrey B. DeBoer Jeffrey B. DeBoer Senior Vice President and Chief Financial Officer Lithia Motors, Inc.