Form 10-Q
period 2003-06-30
LITHIA MOTORS INC
filed 2003-08-14
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from____________to____________

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

Yes [X]     No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X]     No [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	14,570,134
Class B common stock without par value	3,762,231
(Class)	(Outstanding at August 7, 2003)

LITHIA MOTORS, INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$55,010	$15,932
Contracts in transit	48,284	41,493
Trade receivables, net of allowance for doubtful accounts of $591 and $455	43,159	40,680
Notes receivable, current portion, net of allowance for doubtful accounts of $94 and $247	172	167
Inventories, net	468,201	445,908
Vehicles leased to others, current portion	6,266	5,341
Prepaid expenses and other	4,280	5,707
Deferred income taxes	3,228	550

Total Current Assets	628,600	555,778
Land and buildings, net of accumulated depreciation of $4,560 and $3,618	128,881	118,696
Equipment and other, net of accumulated depreciation of $17,539 and $14,602	63,455	58,215
Notes receivable, less current portion	768	881
Vehicles leased to others, less current portion	13	19
Goodwill, net	199,269	185,212
Other intangible assets, net of accumulated amortization of $340 and $330	25,970	20,985
Other non-current assets	1,878	2,263

Total Assets	$1,048,834	$942,049

Liabilities and Stockholders’ Equity
Current Liabilities:
Flooring notes payable	$409,792	$364,635
Current maturities of long-term debt	4,854	4,466
Trade payables	24,088	19,445
Accrued liabilities	52,694	40,924

Total Current Liabilities	491,428	429,470
Used Vehicle Flooring	60,028	63,000
Real Estate Debt, less current maturities	82,961	73,798
Other Long-Term Debt, less current maturities	53,857	30,914
Deferred Revenue	960	1,617
Other Long-Term Liabilities	7,581	9,581
Deferred Income Taxes	17,795	13,676

Total Liabilities	714,610	622,056

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 14,468 and 14,299	205,516	203,577
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	1,010	929
Accumulated other comprehensive loss	(2,990)	(2,517)
Retained earnings	130,220	117,536

Total Stockholders’ Equity	334,224	319,993

Total Liabilities and Stockholders’ Equity	$1,048,834	$942,049

The accompanying notes are an integral part of these consolidated balance sheets.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Revenues:
New vehicle sales	$381,622	$300,605	$705,070	$568,422
Used vehicle sales	196,320	185,660	373,306	368,972
Service, body and parts	64,361	54,995	124,112	107,033
Finance and insurance	23,364	20,247	44,578	38,079
Fleet and other	1,867	22,811	3,945	26,210

Total revenues	667,534	584,318	1,251,011	1,108,716
Cost of sales	561,572	491,436	1,052,616	932,187

Gross profit	105,962	92,882	198,395	176,529
Selling, general and administrative	83,550	73,540	161,612	141,276
Depreciation - buildings	481	627	940	1,058
Depreciation and amortization - other	1,957	1,268	3,785	2,505

Income from operations	19,974	17,447	32,058	31,690
Other income (expense):
Floorplan interest expense	(3,839)	(2,882)	(7,541)	(5,219)
Other interest expense	(1,586)	(1,464)	(2,996)	(3,056)
Other expense, net	(280)	(177)	(452)	(82)

	(5,705)	(4,523)	(10,989)	(8,357)

Income before income taxes	14,269	12,924	21,069	23,333
Income tax expense	5,750	4,989	8,385	9,007

Net income	$8,519	$7,935	$12,684	$14,326

Basic net income per share	$0.47	$0.44	$0.70	$0.87

Shares used in basic net income per share	18,228	17,919	18,181	16,456

Diluted net income per share	$0.46	$0.43	$0.69	$0.85

Shares used in diluted net income per share	18,379	18,454	18,326	16,927

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$12,684	$14,326
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	4,725	3,563
Compensation expense related to stock option issuances	102	82
Gain on sale of assets	(874)	(156)
Loss on sale of vehicles leased to others	52	72
Gain on sale of franchise	(275)	(50)
Deferred income taxes	1,750	576
Equity in loss of affiliate	—	(2)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(2,445)	(4,507)
Contracts in transit	(6,791)	(702)
Inventories	9,034	(80,857)
Prepaid expenses and other	1,561	1,277
Other noncurrent assets	375	(324)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	21,404	81,465
Trade payables	4,609	4,414
Accrued liabilities	10,213	3,923
Other long-term liabilities and deferred revenue	(2,856)	59

Net cash provided by operating activities	53,268	23,159
Cash flows from investing activities:
Notes receivable issued	(61)	(102)
Principal payments received on notes receivable	240	1,045
Capital expenditures:
Non-financeable	(2,997)	(2,301)
Financeable	(10,873)	(15,128)
Proceeds from sale of assets	215	1,178
Expenditures for vehicles leased to others	(3,512)	(4,935)
Proceeds from sale of vehicles leased to others	386	900
Cash paid for acquisitions, net of cash acquired	(29,280)	(62,002)
Cash from sales of franchises	252	535

Net cash used in investing activities	(45,630)	(80,810)
Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	25,613	(21,000)
Principal payments on long-term debt and capital leases	(1,334)	(5,980)
Proceeds from issuance of long-term debt	5,243	10,585
Repurchase of common stock	(215)	—
Proceeds from issuance of common stock	2,133	80,106
Redemption of Series M Preferred Stock	—	(4,355)

Net cash provided by financing activities	31,440	59,356

Increase in cash and cash equivalents	39,078	1,705
Cash and cash equivalents:
Beginning of period	15,932	18,814

End of period	$55,010	$20,519

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein as of June 30, 2003 and for the three and six-month periods ended June 30, 2003 and 2002 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2002 is derived from our 2002 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2002 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Detail of inventory is as follows (in thousands):

	June 30,	December 31,
	2003	2002

New and program vehicles	373,020	$340,457
Used vehicles	75,035	85,170
Parts and accessories	20,146	20,281

	$468,201	$445,908

Note 3. Stock-Based Compensation

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” which we adopted in December 2002, we have computed, for pro forma disclosure purposes, the impact on net income and net income per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands):

Three Months Ended June 30,	2003	2002

Net income, as reported	$8,519	$7,935
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	25	26
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(484)	(504)

Net income, pro forma	$8,060	$7,457

Basic net income per share:
As reported	$0.47	$0.44

Pro forma	$0.44	$0.42

Diluted net income per share:
As reported	$0.46	$0.43

Pro forma	$0.44	$0.40

Six Months Ended June 30,	2003	2002

Net income, as reported	$12,684	$14,326
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	49	52
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(899)	(1,008)

Net income, pro forma	$11,834	$13,370

Basic net income per share:
As reported	$0.70	$0.87

Pro forma	$0.65	$0.81

Diluted net income per share:
As reported	$0.69	$0.85

Pro forma	$0.65	$0.79

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Months Ended June 30,	2003	2002

Risk-free interest rate	2.5% - 3.0%	4.0%
Expected dividend yield	0%	0%
Expected lives - 2001 Plan	7.7-8years	8years
- Purchase Plan	3 months	3 months
Expected volatility	46.24% – 46.79%	46.80%

Note 4. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows (in thousands):

	Six Months Ended June 30,

	2003	2002

Cash paid during the period for income taxes	$41	$3,451
Cash paid during the period for interest	10,191	8,247
Assets acquired through real estate exchange	1,946	—

Note 5. Earnings Per Share

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts).

Three Months Ended June 30,	2003			2002

			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available to common shareholders	$8,519	18,228	$0.47	$7,935	17,919	0.44

Diluted EPS
Effect of dilutive stock options	—	151		—	535

Net income available to common shareholders	$8,519	18,379	$0.46	$7,935	18,454	0.43

Six Months Ended June 30,	2003			2002

			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available to common shareholders	$12,684	18,181	$0.70	$14,326	16,456	$0.87

Diluted EPS
Effect of dilutive stock options		145		—	471

Net income available to common shareholders	$12,684	18,326	$0.69	$14,326	16,927	$0.85

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Stock options	1,017,863	10,000	1,021,292	10,000

Note 6. Comprehensive Income

Comprehensive income includes the fair value of cash flow hedging instruments that are reflected in shareholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income	$8,519	$7,935	$12,684	$14,326
Unrealized gain (loss) on investments, net, subsequently realized	5	1	(6)	3
Cash flow hedges:
Net derivative losses, net of tax effect of $617, $548, $998 and $515, respectively	(927)	(874)	(1,515)	(822)
Reclassification adjustment, net of tax effect of $(378), $(235), $(693) and $(468), respectively	549	374	1,048	745

Total comprehensive income	$8,146	$7,436	$12,211	$14,252

Note 7. Acquisitions

The following acquisitions were made in the first six months of 2003. See Note 12 Subsequent Events for an acquisition that occurred in August 2003.

•	In February 2003, we acquired Richardson Chevrolet in Salinas, California, which has anticipated 2003 annual revenues of approximately $35.0 million. This store has been renamed Chevrolet of Salinas.

•	In March 2003, we acquired Pacific Hyundai of Anchorage, Alaska, which has anticipated 2003 revenues of approximately $10.0 million. The store has been renamed Lithia Hyundai of Anchorage.

•	In March 2003, we acquired Randy Hansen Chevrolet of Twin Falls, Idaho, which has anticipated 2003 annual revenues of approximately $30.0 million. The store has been renamed Chevrolet, Cadillac, Suzuki of Twin Falls.

•	In April 2003, we acquired Grizzly Chrysler Dodge of Missoula, Montana, which has anticipated 2003 revenues of approximately $25.0 million. The store has been renamed Lithia Auto Center of Missoula.

•	In May 2003, we acquired Expressway Dodge of Broken Arrow, Oklahoma, which has anticipated 2003 revenues of approximately $40.0 million. The store has been renamed Lithia Dodge of Broken Arrow, Oklahoma.

•	In June 2003, we acquired Montana Dodge of Billings, Montana, which has anticipated 2003 revenues of approximately $35.0 million. The store has been renamed Lithia Dodge of Billings, Montana.

The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations assuming the above acquisitions occurred at the beginning of the respective periods are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Total revenues	$681,973	$602,505	$1,313,834	$1,203,395
Net income	8,713	8,048	13,219	14,838
Basic earnings per share	0.48	0.45	0.73	0.90
Diluted earnings per share	0.47	0.44	0.72	0.88

There are no future contingent payouts related to any of the above acquisitions and no portion of the purchase price was paid with our equity securities. The purchase price for the above acquisitions was allocated as follows (in thousands):

Inventory	$30,693
Other current assets	151
Property and equipment	6,224
Goodwill	12,268
Other intangible assets – franchise value	4,995

Total assets acquired	54,331
Flooring notes payable	25,055
Other current liabilities	130

Total liabilities acquired	25,185

Net assets acquired	$29,146

Within one year from the purchase date, we may update the value allocated to purchased assets and the resulting goodwill balances for new information received regarding the valuation of such assets. We anticipate that approximately 100% of the goodwill acquired in the above acquisitions will be deductible for tax purposes over the period of 15 years.

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

The financial covenants in the agreement with DaimlerChrysler Services require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels. We were in compliance with these covenants at June 30, 2003.

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

Note 10. Recent Accounting Pronouncements

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

The FASB’s Emerging Issues Task Force (EITF) finalized EITF 00-21 “Accounting for Multiple Element Arrangements” in November 2002. EITF 00-21 requires arrangements with multiple elements to be broken out as separate units of accounting based on their relative fair values. Revenue for a separate unit of accounting should be recognized only if the amount due can be reliably measured and the earnings process is substantially complete. Any units that can not be separated must be accounted for as a combined unit. Our accounting policy is consistent with EITF 00-21 and therefore, the adoption on January 1, 2003 did not have any effect on our financial position or results of operations.

In March 2003, the EITF issued EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 primarily applies to floorplan interest credits and advertising credits received by us from auto manufacturers and specifies the timing of and appropriate classification of such items in our statement of operations. We recognize floorplan interest credits and advertising credits that are tied to specific vehicles as a reduction to the carrying value of the specific inventory and ultimately as a reduction to cost of goods sold as related vehicles are sold and we recognize other advertising credits as a credit to advertising expense. The adoption of EITF 02-16 on January 1, 2003 resulted in the reclassification of certain expenses, but did not have any effect on our net income or financial position (see Note 11).

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 addresses certain accounting issues related to hedging activity and derivative instruments embedded in other contracts. In general, the amendments require contracts with comparable characteristics to be accounted for similarly. In addition, SFAS No. 149 provides guidance as to when a financing component of a derivative must be given special reporting treatment in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. We are currently evaluating the effects of SFAS No. 149, but do not expect that the adoption of SFAS No. 149 will have a material effect on our financial position or results of operations.

In May 2003, the FASB approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity. It requires financial instruments that fall within its scope to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, for pre-existing financial instruments, as of July 1, 2003. We do not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption will not have any effect on our financial position or results of operations.

Note 11. Reclassifications

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

Pursuant to EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” in the second quarter of 2003 we began classifying advertising credits that are tied to specific vehicles as a reduction to cost of goods sold as related vehicles are sold. Accordingly, $1.1 million of credits included in selling, general and administrative costs in the first quarter of 2003 were reclassified as a credit to cost of sales for that period. Net income was not affected by this reclassification.

Note 12. Subsequent Events

Quarterly Dividend

In July 2003, our Board of Directors approved a dividend of $0.07 per share for the second quarter of 2003. The dividend will be paid on August 22, 2003 to shareholders of record on August 8, 2003. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

Acquisition

The following acquisition was made subsequent to June 30, 2003:

•	In August 2003, we acquired Sutherland Motors, Inc. in Spokane, Washington, which has anticipated 2003 revenues of approximately $20.0 million. The store has been renamed Mercedes Benz of Spokane.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of August 8, 2003, we offered 24 brands of new vehicles through 140 franchises in 76 stores in the western United States and over the Internet. As of August 8, 2003, we operate 16 stores in Oregon, 12 in California, 11 in Washington, 7 in Texas, 7 in Idaho, 7 in Colorado, 5 in Nevada, 3 in South Dakota, 3 in Alaska, 2 in Nebraska, 2 in Montana and 1 in Oklahoma. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing and insurance for our automotive customers. Over 75% of our stores are located in cities where our store does not compete directly with any other franchised dealers selling the same brand in that city.

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

Our revenues and gross profit by product line were as follows:

	Percent of	Gross	Percent of Total
Three Months Ended June 30, 2003	Total Revenues	Margin	Gross Profit

New vehicles	57.2%	7.8%	28.1%
Retail used vehicles(1)	24.4	13.8	21.2
Service, body and parts	9.6	46.9	28.5
Finance and insurance(2)	3.5	99.6	22.0
Fleet and other	0.3	22.5	0.4

	Percent of	Gross	Percent of Total
Three Months Ended June 30, 2002	Total Revenues	Margin	Gross Profit

New vehicles	51.4%	8.8%	28.6%
Retail used vehicles(1)	26.5	12.7	21.1
Service, body and parts	9.4	48.5	28.7
Finance and insurance(2)	3.5	99.2	21.6
Fleet and other	3.9	0.5	0.1

	Percent of	Gross	Percent of Total
Six Months Ended June 30, 2003	Total Revenues	Margin	Gross Profit

New vehicles	56.4%	7.6%	27.1%
Retail used vehicles(1)	24.6	13.4	20.8
Service, body and parts	9.9	47.3	29.6
Finance and insurance(2)	3.6	99.7	22.4
Fleet and other	0.3	17.5	0.3

	Percent of	Gross	Percent of Total
Six Months Ended June 30, 2002	Total Revenues	Margin	Gross Profit

New vehicles	51.3%	8.6%	27.8%
Retail used vehicles(1)	27.5	12.6	21.8
Service, body and parts	9.7	48.2	29.2
Finance and insurance(2)	3.4	99.4	21.4
Fleet and other	2.4	1.7	0.2

(1)	Excludes wholesale used vehicle sales, representing 5.0%, 5.3%, 5.2% and 5.7% of total revenues, respectively, and a negative gross margin contribution of 0.5%, 0.7%, 0.8% and 1.3%, respectively, for the three and six month periods ended June 30, 2003 and 2002.

(2)	Reported net of administration fees and anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,

Lithia Motors, Inc. (1)	2003	2002	2003	2002

Revenues:
New vehicles	57.2%	51.4%	56.4%	51.3%
Used vehicles	29.4	31.8	29.8	33.2
Service, body and parts	9.6	9.4	9.9	9.7
Finance and insurance	3.5	3.5	3.6	3.4
Fleet and other	0.3	3.9	0.3	2.4

Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	15.9	15.9	15.9	15.9
Selling, general and administrative expenses	12.5	12.6	12.9	12.7
Depreciation and amortization	0.4	0.3	0.4	0.3
Income from operations	3.0	3.0	2.6	2.9
Floorplan interest expense	0.6	0.5	0.6	0.5
Other interest expense	0.2	0.3	0.2	0.3
Income before taxes	2.1	2.2	1.7	2.1
Income tax expense	0.9	0.9	0.7	0.8
Net income	1.3%	1.4%	1.0%	1.3%

(1) The percentages may not add due to rounding.

Results of Operations

	Three Months Ended
	June 30,			%
			Increase	Increase
(Dollars in thousands)	2003	2002	(Decrease)	(Decrease)

Revenues:
New vehicle sales	$381,622	$300,605	$81,017	27.0%
Used vehicle sales	196,320	185,660	10,660	5.7
Service, body and parts	64,361	54,995	9,366	17.0
Finance and insurance	23,364	20,247	3,117	15.4
Fleet and other	1,867	22,811	(20,944)	(91.8)

Total revenues	667,534	584,318	83,216	14.2
Cost of sales	561,572	491,436	70,136	14.3

Gross profit	105,962	92,882	13,080	14.1
Selling, general and administrative	83,550	73,540	10,010	13.6
Depreciation and amortization	2,438	1,895	543	28.7

Income from operations	19,974	17,447	2,527	14.5
Floorplan interest expense	3,839	2,882	957	33.2
Other interest expense	1,586	1,464	122	8.3
Other expense, net	280	177	103	58.2

Income before income taxes	14,269	12,924	1,345	10.4
Income tax expense	5,750	4,989	761	15.3

Net income	$8,519	$7,935	$584	7.4%

	Three Months Ended
	June 30,			%
			Increase	Increase
	2003	2002	(Decrease)	(Decrease)

New units sold	14,431	11,861	2,570	21.7%
Average selling price per new vehicle	$26,445	$25,344	$1,101	4.3
Used units sold - retail	11,073	10,580	493	4.7
Average selling price per retail used vehicle	$14,694	$14,619	$75	0.5
Used units sold – wholesale	6,989	6,151	$838	13.6
Average selling price per wholesale used vehicle	$4,810	$5,039	$(229)	(4.5)
Finance and insurance sales per retail unit	$916	$902	$14	1.6%

	Six Months Ended
	June 30,			%
			Increase	Increase
(Dollars in thousands)	2003	2002	(Decrease)	(Decrease)

Revenues:
New vehicle sales	$705,070	$568,422	$136,648	24.0%
Used vehicle sales	373,306	368,972	4,334	1.2
Service, body and parts	124,112	107,033	17,079	16.0
Finance and insurance	44,578	38,079	6,499	17.1
Fleet and other	3,945	26,210	(22,265)	(84.9)

Total revenues	1,251,011	1,108,716	142,295	12.8
Cost of sales	1,052,616	932,187	120,429	12.9

Gross profit	198,395	176,529	21,866	12.4
Selling, general and administrative	161,612	141,276	20,336	14.4
Depreciation and amortization	4,725	3,563	1,162	32.6

Income from operations	32,058	31,690	368	1.2
Floorplan interest expense	7,541	5,219	2,322	44.5
Other interest expense	2,996	3,056	(60)	(2.0)
Other expense, net	452	82	370	451.2

Income before income taxes	21,069	23,333	(2,264)	(9.7)
Income tax expense	8,385	9,007	(622)	(6.9)

Net income	$12,684	$14,326	$(1,642)	(11.5)%

	Six Months Ended
	June 30,			%
			Increase	Increase
	2003	2002	(Decrease)	(Decrease)

New units sold	27,052	22,277	4,775	21.4%
Average selling price per new vehicle	$26,064	$25,516	$548	2.1
Used units sold - retail	21,079	20,944	135	0.6
Average selling price per retail used vehicle	$14,584	$14,548	$36	0.2
Used units sold – wholesale	13,340	12,257	1,083	8.8
Average selling price per wholesale used vehicle	$4,939	$5,245	(306)	(5.8)
Finance and insurance sales per retail unit	$926	$881	$45	5.1%

Revenues. Total revenues increased 14.2% in the second quarter of 2003 compared to the second quarter of 2002 as a result of acquisitions and 5.7% same store retail sales growth. Total revenues increased 12.8% in the first six months of 2003 compared to the first six months of 2002 as a result of acquisitions and 3.0% same store retail sales growth. We achieved same store new vehicle sales growth of 13.3% and 10.7%, respectively, in the three and six-month periods ended June 30, 2003 compared to the same periods of 2002. This compares favorably to an industry decline in new vehicle sales of 0.6% and 2.3%, respectively, for the same periods of 2003 compared to 2002. Same store finance and insurance sales growth was 6.0% and 6.7%, respectively, for the three and six month periods ended June 30, 2003 compared to the same periods of 2002. These increases were offset by decreases in same store used vehicle sales of 7.3% and 10.7%, respectively, for the three and six month periods ended June 30, 2003 compared to the same periods of 2002. Same store parts and service revenues also decreased 0.3% and 1.4%, respectively, for the three and six month periods ended June 30, 2003 compared to the same periods of 2002.

Slowing economies in our markets and higher than normal new vehicle inventories at the end of 2002, coupled with a strong new vehicle incentive environment, spurred our aggressive approach to new vehicle sales in the first and second quarters of 2003. We have utilized an aggressive company-wide marketing campaign based on the “Driving America” theme that is aimed at increasing market share by competitively pricing new vehicles in order to secure a long-term customer base for future parts and service business and repeat and referral business. The used vehicle business was weak in the first half of 2003 due to competition from highly incentivized new vehicles within the overall weaker total vehicle market. However, in the second quarter of 2003, the used vehicle business stabilized and demonstrated improvement throughout the quarter. The service and parts business has been negatively impacted in the past couple of years by substantial improvements in the quality of domestic vehicles, resulting in less warranty work, offset in part by increases in the customer pay portion of the business.

Penetration rates for certain products were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Finance and insurance	76%	73%	77%	73%
Service contract	41	41	41	40
Lifetime oil and filter	34	30	34	30

During the first two quarters of 2003, manufacturers offered, and are continuing to offer, incentives, including low interest rates and rebates, in order to attract new vehicle buyers. The availability of cash rebates and zero percent and low interest rate financing have enhanced our ability to sell finance, warranty and insurance products and services.

Gross Profit. Gross profit increased due to increased total revenues. Certain incentives and rebates received from manufacturers, including floorplan interest credits and advertising credits that are tied to specific vehicles are recorded as a reduction to cost of goods sold at the time of vehicle sale. Gross profit margins achieved were as follows:

	Three Months Ended June 30,
			Lithia
	2003	2002	Margin Change*

New vehicles	7.8%	8.8%	(100	)bp
Retail used vehicles	13.8	12.7	110
Service and parts	46.9	48.5	(160)
Finance and insurance	99.6	99.2	40
Overall	15.9	15.9	—

	Six Months Ended June 30,
			Lithia
	2003	2002	Margin Change*

New vehicles	7.6%	8.6%	(100	)bp
Retail used vehicles	13.4	12.6	80
Service and parts	47.3	48.2	(90)
Finance and insurance	99.7	99.4	30
Overall	15.9	15.9	—

*	“bp” stands for basis points (one hundred basis points equals one percent).

Our overall gross profit margin was the same in the three and six month periods ended June 30, 2003 compared to the same periods of 2002. However, our overall gross profit margin was negatively affected by the following factors:

•	A significant shift towards our lowest margin new vehicle business as a result of the strong incentive environment;

•	Lower floorplan interest credits from the manufacturers on new vehicles due to lower market rates; and

•	Aggressive pricing of new vehicles in order to gain market share, which resulted in lower new vehicle margins.

These factors were offset by an increase in the gross margins achieved on our retail used vehicle sales and on our finance and insurance products in the first two quarters of 2003 compared to 2002.

Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries and related personnel expenses, facility lease expense, advertising, legal, accounting, professional services and general corporate expenses. Selling, general and administrative expense increased due to increased selling, or variable, expenses related to the increase in revenues and the number of locations. As a percentage of revenue, selling, general and administrative expense decreased 10 basis points and increased 20 basis points, respectively, in the three and six months ended June 30, 2003 compared to the same periods of 2002. The increase as a percentage of revenue in the six month period is due partially to higher advertising and sales compensation expenses related to our aggressive new vehicle marketing.

Income from Operations. Operating margins were flat in the three months ended June 30, 2003 compared to the same period of 2002 and decreased 30 basis points in the six month period ended June 30, 2003 compared to the six month period ended June 30, 2002. The decrease in the six month period is due to increased operating expenses as a percentage of revenue as discussed above.

Floorplan Interest Expense. The increases in floorplan interest expense in the three and six-month periods ended June 30, 2003 compared to the same periods of 2002 are primarily due to an approximately $876,000 and $1.85 million, respectively, increase in expense as a result of an increase in the average outstanding balances of our floorplan facilities, mainly due to acquisitions. In addition, increased expense from interest rate swaps was responsible for $317,000 and $527,000, respectively, of the increase. These increases were offset in part by a decrease in the LIBOR rate in the first six months of 2003 compared to the first six months of 2002.

Other Interest Expense. Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes. Lower interest rates in the three and six month periods ended June 30, 2003 compared to the same periods of 2002 decreased other interest expense by $275,000 and $553,000, respectively. Increases in the average outstanding balances in the 2003 periods compared to the 2002 periods resulted in increases to other interest expense of $397,000 and $493,000, respectively.

Income Tax Expense. Our effective tax rate was 39.8% in the first six months of 2003 compared to 38.6% in the first six months of 2002. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Net Income. Net income as a percentage of revenue decreased 10 basis points and 30 basis points, respectively, for the three and six month periods ended June 30, 2003 compared to the same periods of 2002 as a result of the higher operating expenses, higher floorplan interest expense and an increased effective tax rate.

Seasonality and Quarterly Fluctuations

Historically, our sales have been lower in the first and fourth quarters of each year due to consumer purchasing patterns during the holiday season, inclement weather and the reduced number of business days during the holiday season. As a result, financial performance may be lower during the first and fourth quarters than during the other quarters of each fiscal year. We believe that interest rates, levels of consumer debt and consumer confidence, as well as general economic conditions, also contribute to fluctuations in sales and operating results. Historically, the timing, performance and frequency of acquisitions have been the largest contributor to fluctuations in our operating results from quarter to quarter.

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses and capital requirements for at least twelve months from June 30, 2003.

In July 2003, our Board of Directors approved a dividend of $0.07 per share for the second quarter of 2003. The dividend will total approximately $1.0 million and will be paid on August 22, 2003 to shareholders of record on August 8, 2003. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

Our inventories increased to $468.2 million at June 30, 2003 from $445.9 million at December 31, 2002 due primarily to acquisitions. Accordingly, our new and used flooring notes payable increased to $469.8 million at June 30, 2003 from $427.6 million at December 31, 2002. Despite the overall increase in inventories, our days supply of new vehicles decreased by approximately 20 days at June 30, 2003 compared to December 31, 2002 and decreased by approximately 10 days compared to March 31, 2003. Our used vehicle inventories are at historically low levels for this time of year compared to the last five years. We believe that our new and used vehicle inventories are at appropriate levels going into the third quarter. The third quarter typically represents the strongest sales environment of the year.

Primarily as a result of the acquisition of six stores in the first six months of 2003, our goodwill and other intangibles increased $19.0 million to $225.2 million at June 30, 2003 compared to $206.2 million at December 31, 2002.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through July 2003, we have purchased a total of 59,400 shares under this program and may continue to do so from time to time in the future as conditions warrant.

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

The financial covenants in our agreement with DaimlerChrysler Services require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels. At June 30, 2003, we were in compliance with all of the covenants of this agreement.

Toyota Motor Credit Corporation, Ford Motor Credit and General Motors Acceptance Corporation have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Services serving as the primary lender for substantially all other brands. These new vehicle lines are secured by new vehicle inventory of the relevant brands.

We also have a real estate line of revolving credit with Toyota Motor Credit totaling $40 million, which expires in May 2005. This line of credit is secured by the real estate financed under this line of credit.

In April 2003, our U.S. Bank N.A. agreement was amended to provide for a $35.0 million revolving line of credit for leased vehicles and equipment purchases, which expires January 31, 2005. Previously, the amount available under this line of credit was $27.5 million and it expired January 31, 2004.

Interest rates on all of the above facilities ranged from 2.62% to 3.87% at June 30, 2003. Amounts outstanding on the lines at June 30, 2003 together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at	Remaining Availability as
	June 30, 2003	of June 30, 2003

New and program vehicle lines	$409,792	$		*
Working capital and used vehicle line	76,000		117,000	**
Real estate line	19,674		20,326
Equipment/leased vehicle line	35,000		—

	$540,466	$		*

*	There are no formal limits on the new and program vehicle lines with certain lenders.

**	As limited by the terms of the line regarding the borrowing base.

At June 30, 2003, our long-term debt and lease commitments were as follows (in thousands):

	Long-term
Year Ending December 31,	debt	Leases	Total

2003	$2,998	$10,276	$13,274
2004	4,268	19,821	24,089
2005	39,015	19,564	58,579
2006	79,724	18,751	98,475
2007	3,742	17,728	21,470
Thereafter	71,953	70,940	142,893

Total	$201,700	$157,080	$358,780

At June 30, 2003, we had capital commitments of approximately $14.7 million for the construction of three new store facilities, additions to three existing facilities and the remodel of four facilities. The three new store facilities will be a Ford store in Boise, Idaho, a body shop in Boise, Idaho and a Hyundai store in Anchorage, Alaska. We have already incurred $6.4 million for these commitments and anticipate incurring $12.8 million during the remaining two quarters of 2003 and the remaining $1.9 million in 2004. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

Critical Accounting Policies

We reaffirm our critical accounting policies as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003.

Recent Accounting Pronouncements

See Note 10 of Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2002 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 31, 2003.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our President and Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our President and Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our President and Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of the shareholders of the Company was held on May 15, 2003, at which the following actions were approved:

1.	To elect the following persons to serve as directors of Lithia Motors, Inc. until the next annual meeting of shareholders and until their successors are duly elected and qualified:

		No. of Shares	No. of Shares
Name		Voting For	Withheld Voting

Sidney B. DeBoer	Class A	9,280,158	99,904
	Class B	3,762,231	—
M. L. Dick Heimann	Class A	9,280,157	99,905
	Class B	3,762,231	—
Thomas Becker	Class A	9,206,257	173,805
	Class B	3,762,231	—
R. Bradford Gray	Class A	9,311,557	68,505
	Class B	3,762,231	—
Phillip J. Romero	Class A	9,311,557	68,505
	Class B	3,762,231	—
Gerald F. Taylor	Class A	9,311,257	68,805
	Class B	3,762,231	—
William J. Young	Class A	9,311,258	68,804
	Class B	3,762,231	—

2.	To approve the adoption of the amendment to and restatement of the 2001 Stock Option Plan in the form of the 2003 Stock Incentive Plan:

	Number of		Number of	Number of
	Shares Voting	Number of Shares	Shares	Broker
	For	Voting Against	Abstaining	Non-Votes

Class A	7,203,735	2,176,324	3	—
Class B	3,762,231	—	—	—

3.	To approve an amendment to the Lithia Motors, Inc. 1998 Employee Stock Purchase Plan to increase the number of shares issuable under the plan:

	Number of		Number of	Number of
	Shares Voting	Number of Shares	Shares	Broker
	For	Voting Against	Abstaining	Non-Votes

Class A	9,191,204	188,857	1	—
Class B	3,762,231	—	—	—

4.	To approve the Lithia Motors, Inc. Executive Bonus Plan:

	Number of		Number of	Number of
	Shares Voting	Number of Shares	Shares	Broker
	For	Voting Against	Abstaining	Non-Votes

Class A	9,138,450	241,015	597	—
Class B	3,762,231	—	—	—

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities and Exchange Commission on December 18, 1996 and incorporated herein by reference).

10.1	Second Amendment, dated April 2, 2003, to Amended and Restated Loan Agreement, dated December 28, 2001, between Lithia Financial Corporation, Lithia Motors, Inc., Lithia Aircraft, Inc. and Lithia SALMIR, Inc. and U.S. Bank National Association. Incorporated by reference to Lithia Motors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003.

10.2	2003 Stock Incentive Plan (Filed as Exhibit 99.1 to Form 8-K filed April 28, 2003 and incorporated herein by reference).

10.3	Executive Bonus Plan (filed as Exhibit 99.2 to Form 8-K filed April 28, 2003 and incorporated herein by reference).

10.4	1998 Employee Stock Purchase Plan, as amended.

10.5	Modification No. 1 dated June 16, 2003 to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust.

31.1	Certification of Sidney B. DeBoer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey B. DeBoer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Sidney B. DeBoer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey B. DeBoer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 2003:

•	Dated and filed April 9, 2003 pursuant to Item 9. Regulation FD Disclosure regarding an investor presentation to be made;

•	Dated and filed April 25, 2003 pursuant to Item 9. Regulation FD Disclosure regarding financial results for the quarter ended March 31, 2003; and

•	Dated and filed April 28, 2003 pursuant to Item 5. Other Events and Regulation FD Disclosure regarding the upcoming mailing of Lithia’s proxy materials to shareholders for its 2003 Annual Meeting of Shareholders and the filing of copies of Lithia’s 2003 Stock Incentive Plan and Executive Bonus Plan, both of which were being voted on at the 2003 Annual Meeting of Shareholders.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	LITHIA MOTORS, INC.

By /s/ SIDNEY B. DEBOER

Sidney B. DeBoer
Chairman of the Board,
Chief Executive Officer and Secretary
(Principal Executive Officer)

By /s/ JEFFREY B. DEBOER

Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)