Form 10-Q
period 2003-09-30
LITHIA MOTORS INC
filed 2003-11-13
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to

Commission file number: 001-14733

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

Yes  X        No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  X        No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	14,691,277
Class B common stock without par value	3,762,231
(Class)	(Outstanding at November 10, 2003)

LITHIA MOTORS, INC.
FORM 10-Q
INDEX

		Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – September 30, 2003 (unaudited) and December 31, 2002	2

	Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2003 and 2002 (unaudited)	3

	Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2003 and 2002 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		20

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2003	2002

	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$50,231	$15,932
Contracts in transit	42,632	41,493
Trade receivables, net of allowance for doubtful accounts of $578 and $455	42,908	40,680
Notes receivable, current portion, net of allowance for doubtful accounts of $138 and $247	124	167
Inventories, net	448,019	445,908
Vehicles leased to others, current portion	5,507	5,341
Prepaid expenses and other	3,657	5,707
Deferred income taxes	3,696	550

Total Current Assets	596,774	555,778
Land and buildings, net of accumulated depreciation of $5,051 and $3,618	141,358	118,696
Equipment and other, net of accumulated depreciation of $18,955 and $14,602	64,659	58,215
Notes receivable, less current portion	706	881
Vehicles leased to others, less current portion	19	19
Goodwill, net	206,442	185,212
Other intangible assets, net of accumulated amortization of $345 and $330	27,837	20,985
Other non-current assets	1,841	2,263

Total Assets	$1,039,636	$942,049

Liabilities and Stockholders’ Equity
Current Liabilities:
Flooring notes payable	$376,337	$364,635
Current maturities of long-term debt	5,166	4,466
Trade payables	23,785	19,445
Accrued liabilities	58,378	40,924

Total Current Liabilities	463,666	429,470
Used Vehicle Flooring	58,149	63,000
Real Estate Debt, less current maturities	79,706	73,798
Other Long-Term Debt, less current maturities	59,704	30,914
Deferred Revenue	957	1,617
Other Long-Term Liabilities	7,863	9,581
Deferred Income Taxes	21,383	13,676

Total Liabilities	691,428	622,056
Stockholders’ Equity:
Preferred stock — no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock — no par value; authorized 100,000 shares; issued and outstanding 14,593 and 14,299	206,840	203,577
Class B common stock — no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	1,052	929
Accumulated other comprehensive loss	(1,970)	(2,517)
Retained earnings	141,818	117,536

Total Stockholders’ Equity	348,208	319,993

Total Liabilities and Stockholders’ Equity	$1,039,636	$942,049

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Revenues:
New vehicle sales	$429,434	$390,229	$1,134,504	$958,651
Used vehicle sales	200,899	199,443	574,205	568,415
Service, body and parts	71,155	62,964	195,267	169,997
Finance and insurance	25,908	22,107	70,486	60,186
Fleet and other	888	12,902	4,833	39,112

Total revenues	728,284	687,645	1,979,295	1,796,361
Cost of sales	611,280	583,039	1,663,896	1,515,226

Gross profit	117,004	104,606	315,399	281,135
Selling, general and administrative	87,730	80,209	249,342	221,485
Depreciation — buildings	543	648	1,483	1,706
Depreciation and amortization — other	2,138	1,396	5,923	3,901

Income from operations	26,593	22,353	58,651	54,043
Other income (expense)
Floorplan interest expense	(3,413)	(2,943)	(10,954)	(8,162)
Other interest expense	(1,510)	(1,581)	(4,506)	(4,637)
Other expense, net	(272)	(252)	(724)	(334)

	(5,195)	(4,776)	(16,184)	(13,133)

Income before income taxes	21,398	17,577	42,467	40,910
Income tax expense	8,517	6,848	16,902	15,855

Net income	$12,881	$10,729	$25,565	$25,055

Basic net income per share	$0.70	$0.60	$1.40	$1.48

Shares used in basic net income per share	18,338	17,950	18,234	16,959

Diluted net income per share	$0.69	$0.59	$1.39	$1.44

Shares used in diluted net income per share	18,708	18,269	18,430	17,381

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$25,565	$25,055
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,406	5,607
Compensation expense related to stock option issuances	144	124
Gain on sale of assets	(656)	(4)
Loss on sale of vehicles leased to others	136	33
Gain on sale of franchise	(275)	(50)
Deferred income taxes	4,288	1,974
Equity in (income) loss of affiliate	13	(1)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(2,194)	(2,560)
Contracts in transit	(1,139)	397
Inventories	37,538	(63,262)
Prepaid expenses and other	2,244	1,558
Other noncurrent assets	380	(441)
Increase (decrease), net of effect of acquisitions:
Flooring notes payable	(17,470)	56,591
Trade payables	4,306	3,872
Accrued liabilities	17,406	4,368
Other long-term liabilities and deferred revenue	(2,578)	2,180

Net cash provided by operating activities	75,114	35,441
Cash flows from investing activities:
Notes receivable issued	(58)	(159)
Principal payments received on notes receivable	371	1,407
Capital expenditures:
Non-financeable	(3,712)	(4,799)
Financeable	(18,598)	(24,292)
Proceeds from sale of assets	441	1,635
Expenditures for vehicles leased to others	(4,626)	(5,562)
Proceeds from sale of vehicles leased to others	832	1,274
Cash paid for acquisitions, net of cash acquired	(48,256)	(77,163)
Cash from sale of franchises	252	535
Distribution from affiliate	33	—

Net cash used in investing activities	(73,321)	(107,124)
Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	25,842	(16,000)
Prinicpal payments on long-term debt and capital leases	(2,983)	(10,072)
Proceeds from issuance of long-term debt	7,688	23,026
Repurchase of common stock	(215)	—
Proceeds from issuance of common stock	3,457	81,067
Redemption of Series M Preferred Stock	—	(4,355)
Dividends paid	(1,283)	—

Net cash provided by financing activities	32,506	73,666

Increase in cash and cash equivalents	34,299	1,983
Cash and cash equivalents:
Beginning of period	15,932	18,814

End of period	$50,231	$20,797

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein as of September 30, 2003 and for the three and nine-month periods ended September 30, 2003 and 2002 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2002 is derived from our 2002 Annual Report on Form 10-K. The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2002 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method). Detail of inventory is as follows (in thousands):

	September 30,	December 31,
	2003	2002

New and program vehicles	$354,612	$340,457
Used vehicles	72,686	85,170
Parts and accessories	20,721	20,281

	$448,019	$445,908

Note 3. Supplemental Cash Flow Information

Supplemental disclosure of cash flow information is as follows (in thousands):

	Nine Months Ended
	September 30,

	2003	2002

Cash paid during the period for income taxes	$3,966	$10,904
Cash paid during the period for interest	15,391	12,530
Assets acquired through real estate exchange	1,987	—

Note 4. Earnings Per Share

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts).

Three Months Ended September 30,	2003			2002

			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available to common shareholders	$12,881	18,338	$0.70	$10,729	17,950	$0.60

Diluted EPS
Dilutive stock options		370			319

Net income available to common shareholders	$12,881	18,708	$0.69	$10,729	18,269	$0.59

Nine Months Ended September 30,	2003			2002

			Per			Per
			Share			Share
	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Net income available to common shareholders	$25,565	18,234	$1.40	$25,055	16,959	$1.48

Diluted EPS
Dilutive stock options		196			422

Net income available to common shareholders	$25,565	18,430	$1.39	$25,055	17,381	$1.44

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Stock options	20	38	609	10

Note 5. Comprehensive Income

Comprehensive income includes the fair value of cash flow hedging instruments that are reflected in shareholders’ equity instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$12,881	$10,729	$25,565	$25,055
Unrealized gain (loss) on investments, net, subsequently realized	14	(3)	8	—
Cash flow hedges:
Net derivative gains (losses), net of tax effect of $(189), $590, $809 and $1,105, respectively	412	(923)	(1,103)	(1,745)
Reversal of net derivative losses previously recorded due to their recognition in our statements of operations as incremental interest expense, net of tax effect of $(393), $(244), $(1,086) and $(712), respectively	594	377	1,642	1,122

Total comprehensive income	$13,901	$10,180	$26,112	$24,432

Note 6. Acquisitions

The following acquisitions were made in the first nine months of 2003:

•	In February 2003, we acquired Richardson Chevrolet in Salinas, California, which has anticipated 2003 annual revenues of approximately $35.0 million. This store has been renamed Chevrolet of Salinas.

•	In March 2003, we acquired Pacific Hyundai of Anchorage, Alaska, which has anticipated 2003 revenues of approximately $10.0 million. The store has been renamed Lithia Hyundai of Anchorage.

•	In March 2003, we acquired Randy Hansen Chevrolet of Twin Falls, Idaho, which has anticipated 2003 annual revenues of approximately $30.0 million. The store has been renamed Chevrolet Cadillac of Twin Falls.

•	In April 2003, we acquired Grizzly Chrysler Dodge of Missoula, Montana, which has anticipated 2003 revenues of approximately $25.0 million. The store has been renamed Lithia Auto Center of Missoula.

•	In May 2003, we acquired Expressway Dodge of Broken Arrow, Oklahoma, which has anticipated 2003 revenues of approximately $40.0 million. The store has been renamed Lithia Dodge of Broken Arrow.

•	In June 2003, we acquired Midland Dodge of Billings, Montana, which has anticipated 2003 revenues of approximately $35.0 million. The store has been renamed Lithia Dodge of Billings.

•	In August 2003, we acquired Mercedes Benz of Spokane, Washington, which has anticipated 2003 revenues of approximately $20.0 million. The store has been renamed Mercedes-Benz of Spokane.

•	In August 2003, we acquired Santa Rosa Dodge in California, which has anticipated 2003 revenues of approximately $30.0 million. The store has been renamed Lithia Dodge of Santa Rosa.

See Note 15 Subsequent Events for acquisitions that occurred in October 2003.

The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations assuming the above acquisitions occurred at the beginning of the respective periods are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Total revenues	$735,188	$753,337	$2,071,025	$1,983,842
Net income	12,964	11,226	26,681	26,078
Basic earnings per share	0.71	0.63	1.46	1.54
Diluted earnings per share	0.69	0.61	1.45	1.50

There are no future contingent payouts related to any of the above acquisitions and no portion of the purchase price was paid with our equity securities. The purchase price for the above acquisitions was allocated as follows (in thousands):

Inventory	$37,770
Other current assets	211
Property and equipment	14,529
Goodwill	19,421
Other intangible assets – primarily franchise value	6,867

Total assets acquired	78,798
Flooring notes payable	30,474
Other current liabilities	204

Total liabilities acquired	30,678

Net assets acquired	$48,120

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

The financial covenants in the agreement with DaimlerChrysler Services require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels. We were in compliance with these covenants at September 30, 2003.

Our previous facility with Ford Motor Credit Company was terminated and paid off on February 25, 2003.

Note 8. U.S. Bank Agreement Amendment

In April 2003, our U.S. Bank N.A. agreement was amended to provide for a $35.0 million revolving line of credit for leased vehicles and equipment purchases, which expires January 31, 2005. At September 30, 2003, we had $35.0 million outstanding on this line of credit. Previously, the amount available under this line of credit was $27.5 million and it expired January 31, 2004.

Note 9. 2003 Stock Incentive Plan

At our annual shareholders meeting in May 2003, our shareholders approved an amendment to and restatement of our 2001 Stock Option Plan in the form of the 2003 Stock Incentive Plan in order to bring the plan in compliance with new requirements related to the Sarbanes-Oxley Act of 2002. There were no additions made to the number of shares of our common stock reserved for issuance under the restated plan.

Note 10. Amendment to 1998 Employee Stock Purchase Plan

At our annual shareholders meeting in May 2003, our shareholders approved an amendment to our 1998 Employee Stock Purchase Plan to increase the number of shares reserved for issuance thereunder from 1,000,000 to 1,500,000.

Note 11. Dividend Payment

In July 2003, our Board of Directors approved a dividend of $0.07 per share for the second quarter of 2003. The dividend totaled $1.3 million and was paid on August 22, 2003 to shareholders of record on August 8, 2003. See Note 15 Subsequent Events for information regarding the declaration of a dividend in October 2003.

Note 12. Stock-Based Compensation

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

Three Months Ended September 30,	2003	2002

Net income, as reported	$12,881	$10,729
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	25	25
Deduct — total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(631)	(527)

Net income, pro forma	$12,275	$10,227

Basic net income per share:
As reported	$0.70	$0.60

Pro forma	$0.67	$0.57

Diluted net income per share:
As reported	$0.69	$0.59

Pro forma	$0.67	$0.57

Nine Months Ended September 30,	2003	2002

Net income, as reported	$25,565	$25,055
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	74	76
Deduct — total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,855)	(1,521)

Net income, pro forma	$23,784	$23,610

Basic net income per share:
As reported	$1.40	$1.48

Pro forma	$1.30	$1.39

Diluted net income per share:
As reported	$1.39	$1.44

Pro forma	$1.30	$1.38

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended September 30,	2003	2002

Risk-free interest rate	2.5% - 3.0%	4.0%
Expected dividend yield	0–1.7%	0%
Expected lives - 2001 Plan	7.7- 8 years	8 years
- Purchase Plan	3 months	3 months
Expected volatility	45.63% – 46.79%	46.80%

Note 13. Recent Accounting Pronouncements

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

In March 2003, the EITF issued EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” EITF 02-16 primarily applies to floorplan interest credits and advertising credits received by us from auto manufacturers and specifies the timing of and appropriate classification of such items in our statement of operations. We recognize floorplan interest credits and advertising credits that are tied to specific vehicles as a reduction to the carrying value of the specific inventory and ultimately as a reduction to cost of goods sold as related vehicles are sold and we recognize other advertising credits as a credit to advertising expense. The adoption of EITF 02-16 on January 1, 2003 resulted in the reclassification of certain expenses, but did not have any effect on our net income or financial position (see Note 14).

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 addresses certain accounting issues related to hedging activity and derivative instruments embedded in other contracts. In general, the amendments require contracts with comparable characteristics to be accounted for similarly. In addition, SFAS No. 149 provides guidance as to when a financing component of a derivative must be given special reporting treatment in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material effect on our financial position or results of operations.

In May 2003, the FASB approved SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 establishes standards for how to classify and measure financial instruments with characteristics of both liabilities and equity. It requires financial instruments that fall within its scope to be classified as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, for pre-existing financial instruments, as of July 1, 2003. We do not have any financial instruments that fall under the guidance of SFAS No. 150 and, therefore, the adoption did not have any effect on our financial position or results of operations.

Note 14. Reclassifications

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

Note 15. Subsequent Events

Quarterly Dividend

In October 2003, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.07 per share for the third quarter of 2003. The dividend, which will total approximately $1.3 million, will be paid on November 21, 2003 to shareholders of record on November 7, 2003.

Acquisitions

The following acquisitions were made subsequent to September 30, 2003:

•	In October 2003, we acquired Chevrolet Cadillac of Fairbanks, Alaska, which has anticipated 2003 revenues of approximately $15.0 million. The store name will remain the same; and

•	In October 2003, we acquired Grapevine Dodge in Grapevine, Texas, which has anticipated 2003 revenues of approximately $70.0 million. The store has been renamed Lithia Dodge of Grapevine.

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

General

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of November 10, 2003, we offered 24 brands of new vehicles through 146 franchises in 78 stores in the western United States and over the Internet. As of November 10, 2003, we operate 16 stores in Oregon, 13 in California, 11 in Washington, 8 in Texas, 7 in Idaho, 7 in Colorado, 5 in Nevada, 4 in Alaska, 2 in South Dakota, 2 in Nebraska, 2 in Montana and 1 in Oklahoma. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing and warranty insurance for our automotive customers. Approximately 79% of our stores are located in cities where they benefit from little or no competition from the same brand in that city.

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

Historically, new vehicle sales have accounted for approximately 50% of our total revenues but less than 30% of total gross profit. The first nine months of 2003 have been characterized by a very strong incentive environment, which led to higher than normal new vehicle sales for the period.

Our revenues and gross profit by product line were as follows:

	Percent of	Gross	Percent of Total
Three Months Ended September 30, 2003	Total Revenues	Margin	Gross Profit

New vehicles	59.0%	7.6%	28.0%
Retail used vehicles(1)	23.1	14.6	21.0
Service, body and parts	9.8	47.3	28.7
Finance and insurance(2)	3.6	99.9	22.1
Fleet and other	0.1	17.6	0.1

	Percent of	Gross	Percent of Total
Three Months Ended September 30, 2002	Total Revenues	Margin	Gross Profit

New vehicles	56.7%	8.2%	30.7%
Retail used vehicles(1)	24.3	12.5	20.0
Service, body and parts	9.2	47.5	28.6
Finance and insurance(2)	3.2	99.5	21.0
Fleet and other	1.9	1.7	0.2

	Percent of	Gross	Percent of Total
Nine Months Ended September 30, 2003	Total Revenues	Margin	Gross Profit

New vehicles	57.3%	7.6%	27.4%
Retail used vehicles(1)	24.0	13.8	20.9
Service, body and parts	9.9	47.3	29.3
Finance and insurance(2)	3.6	99.7	22.3
Fleet and other	0.2	17.5	0.3

	Percent of	Gross	Percent of Total
Nine Months Ended September 30, 2002	Total Revenues	Margin	Gross Profit

New vehicles	53.4%	8.5%	28.9%
Retail used vehicles(1)	26.3	12.6	21.1
Service, body and parts	9.5	47.9	29.0
Finance and insurance(2)	3.4	99.4	21.3
Fleet and other	2.2	1.7	0.2

(1)	Excludes wholesale used vehicle sales, representing 4.4%, 4.7%, 5.0% and 5.2% of total revenues, respectively, and a negative gross margin contribution of 0.0%, 0.5%, 0.2% and 0.5%, respectively, for the three and nine month periods ended September 30, 2003 and 2002.

(2)	Reported net of administration fees and anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
Lithia Motors, Inc. (1)	September 30,		September 30,

	2003	2002	2003	2002

Revenues:
New vehicles	59.0%	56.7%	57.3%	53.4%
Used vehicles	27.5	29.0	29.0	31.5
Service, body and parts	9.8	9.2	9.9	9.5
Finance and insurance	3.6	3.2	3.6	3.4
Fleet and other	0.1	1.9	0.2	2.2

Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	16.1	15.2	15.9	15.7
Selling, general and administrative expenses	12.0	11.7	12.6	12.3
Depreciation and amortization	0.4	0.3	0.4	0.3
Income from operations	3.7	3.3	3.0	3.0
Floorplan interest expense	0.5	0.4	0.6	0.5
Other interest expense	0.2	0.2	0.2	0.3
Income before taxes	2.9	2.6	2.1	2.3
Income tax expense	1.2	1.0	0.9	0.9
Net income	1.8%	1.6%	1.3%	1.4%

(1)	The percentages may not add due to rounding.

Results of Operations

	Three Months Ended
	September 30,			%
			Increase	Increase
	2003	2002	(Decrease)	(Decrease)

Revenues:
New vehicle sales	$429,434	$390,229	$39,205	10.0%
Used vehicle sales	200,899	199,443	1,456	0.7
Service, body and parts	71,155	62,964	8,191	13.0
Finance and insurance	25,908	22,107	3,801	17.2
Fleet and other	888	12,902	(12,014)	(93.1)

Total revenues	728,284	687,645	40,639	5.9
Cost of sales	611,280	583,039	28,241	4.8

Gross profit	117,004	104,606	12,398	11.9
Selling, general and administrative	87,730	80,209	7,521	9.4
Depreciation and amortization	2,681	2,044	637	31.2

Income from operations	26,593	22,353	4,240	19.0
Floorplan interest expense	(3,413)	(2,943)	470	16.0
Other interest expense	(1,510)	(1,581)	(71)	(4.5)
Other, net	(272)	(252)	20	7.9

Income before income taxes	21,398	17,577	3,821	21.7
Income tax expense	8,517	6,848	1,669	24.4

Net income	$12,881	$10,729	$2,152	20.1%

New units sold	16,056	14,972	1,084	7.2%
Average selling price per new vehicle	$26,746	$26,064	$682	2.6
Used units sold — retail	11,732	11,538	194	1.7
Average selling price per retail used vehicle	$14,358	$14,472	$(114)	(0.8)
Used units sold – wholesale	7,207	6,923	284	4.1
Average selling price per wholesale used vehicle	$4,503	$4,690	$(187)	(4.0)
Finance and insurance sales per retail unit	$932	$834	$98	11.8%

	Nine Months Ended
	September 30,			%
			Increase	Increase
	2003	2002	(Decrease)	(Decrease)

Revenues:
New vehicle sales	$1,134,504	$958,651	$175,853	18.3%
Used vehicle sales	574,205	568,415	5,790	1.0
Service, body and parts	195,267	169,997	25,270	14.9
Finance and insurance	70,486	60,186	10,300	17.1
Fleet and other	4,833	39,112	(34,279)	(87.6)

Total revenues	1,979,295	1,796,361	182,934	10.2
Cost of sales	1,663,896	1,515,226	148,670	9.8

Gross profit	315,399	281,135	34,264	12.2
Selling, general and administrative	249,342	221,485	27,857	12.6
Depreciation and amortization	7,406	5,607	1,799	32.1

Income from operations	58,651	54,043	4,608	8.5
Floorplan interest expense	(10,954)	(8,162)	2,792	34.2
Other interest expense	(4,506)	(4,637)	(131)	(2.8)
Other, net	(724)	(334)	390	116.8

Income before income taxes	42,467	40,910	1,557	3.8
Income tax expense	16,902	15,855	1,047	6.6

Net income	$25,565	$25,055	$510	2.0%

	Nine Months Ended
	September 30,			%
			Increase	Increase
	2003	2002	(Decrease)	(Decrease)

New units sold	43,108	37,249	5,859	15.7%
Average selling price per new vehicle	$26,318	$25,736	$582	2.3
Used units sold — retail	32,811	32,482	329	1.0
Average selling price per retail used vehicle	$14,503	$14,521	$(18)	(0.1)
Used units sold – wholesale	20,547	19,180	1,367	7.1
Average selling price per wholesale used vehicle	$4,786	$5,044	$(258)	(5.1)
Finance and insurance sales per retail unit	$928	$863	$65	7.5%

Revenues. Total revenues increased 5.9% in the third quarter of 2003 compared to the third quarter of 2002 as a result of acquisitions, which were partially offset by an overall same store retail sales decrease of 0.6% Total revenues increased 10.2% in the first nine months of 2003 compared to the first nine months of 2002 as a result of acquisitions and 1.6% growth in same store retail sales.

Same store retail sales increases (decreases) for the 2003 periods compared to the 2002 periods were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2003	September 30,2003

New vehicles	1.5%	6.9%
Retail used vehicles	(7.9)	(9.7)
Service, body and parts	3.9	0.6
Finance and insurance	5.0	6.1

The automotive retailing industry reported declines in new vehicle sales of approximately 0.2% and 1.6%, respectively, for the same three and nine month periods of 2003 compared to 2002. The industry has reported an approximate 6.0% decrease in sales of Chrysler products, which is our largest brand, in the first nine months of 2003 compared to the first nine months of 2002. Our same-store Chrysler sales have increased approximately 6.3% in the same period. We have same-store sales increases in the nine month period ended September 30, 2003 compared to the same period of 2002 for all domestic brands, which is counter to national trends. We are able to generate positive sales trends that run contrary to industry and specific brand trends due to our operating model that is focused on increasing market share at the stores and the market dynamics of smaller, non-metropolitan, western markets where domestic trucks and SUVs are still the staple.

Slowing economies in our markets and higher than normal new vehicle inventories at the end of 2002, coupled with a strong new vehicle incentive environment, spurred our aggressive approach to new vehicle sales in the first three quarters of 2003. We have utilized an aggressive company-wide marketing campaign based on the “Driving America” theme that is aimed at increasing market share by competitively pricing new vehicles in order to secure a long-term customer base for future parts and service business and repeat and referral business. The increases in new vehicle sales also led to increases in same-store finance and insurance sales, as we have been able to maintain our high penetration rate for such sales.

The industry used vehicle business was weak in the first nine months of 2003 due to competition from highly incentivized new vehicles within the overall weaker total vehicle market. However, in the second and third quarters of 2003, Lithia’s used vehicle business demonstrated improvement over the first quarter of the year. We were able to substantially improve our used vehicle margins by 160 basis points and 80 basis points in the third quarter of 2003 compared to the first two quarters of 2003, respectively. The improvements in used vehicle margins in the 2003 periods more than offset the declines in same-store sales resulting in positive same-store gross profit growth for the three and nine month periods ended September 30, 2003.

The service and parts business has been negatively impacted in the past couple of years by substantial improvements in the quality of domestic vehicles, resulting in less warranty work, offset in part by increases in the customer-pay portion of the business. However, in the third quarter of 2003 we saw positive trends with the decline in domestic warranty repairs slowing in comparison to declines in previous quarters and customer-pay service and parts growth increasing 4.5% and 3.8%, respectively, on a same store basis in the three and nine month periods ended September 30, 2003 compared to the same periods of 2002.

Penetration rates for certain products were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Finance and insurance	76%	76%	75%	75%
Service contract	42	40	42	40
Lifetime oil and filter	34	32	35	30

During the first three quarters of 2003, manufacturers offered, and are continuing to offer, incentives, including low interest rates and rebates, in order to attract new vehicle buyers. The availability of cash rebates and zero percent and low interest rate financing have enhanced our ability to sell finance, warranty and insurance products and services.

Gross Profit. Gross profit increased due to increased total revenues. Certain incentives and rebates received from manufacturers, including floorplan interest credits and advertising credits that are tied to specific vehicles are recorded as a reduction to cost of goods sold at the time of vehicle sale. Gross profit margins achieved were as follows:

	Three Months Ended September 30,
			Lithia
	2003	2002	Margin Change*

New vehicles	7.6%	8.2%	(60	)bp
Retail used vehicles	14.6	12.5	210
Service and parts	47.3	47.5	(20)
Finance and insurance	99.9	99.5	40
Overall	16.1%	15.2%	90

	Nine Months Ended September 30,
			Lithia
	2003	2002	Margin Change*

New vehicles	7.6%	8.5%	(90	)bp
Retail used vehicles	13.8	12.6	120
Service and parts	47.3	47.9	(60)
Finance and insurance	99.7	99.4	30
Overall	15.9%	15.7%	20

*	“bp” stands for basis points (one hundred basis points equals one percent).

Our overall gross profit margin increased in the three and nine month periods ended September 30, 2003 compared to the same periods of 2002 due primarily to increases in margins achieved on used vehicle sales as a result of selling older aged vehicles which carry a higher margin and improved inventory management. These increases in the used vehicle gross profit margin also contributed to a same store increase in total gross margin dollars per used vehicle sold.

The improvements in our gross profit margin were offset by the following factors:

•	A significant shift towards our lowest margin new vehicle business as a result of the strong incentive environment;

•	Lower floorplan interest credits from the manufacturers on new vehicles due to lower market rates; and

•	Aggressive pricing of new vehicles in order to gain market share, which resulted in lower new vehicle margins.

Selling, General and Administrative Expense. Selling, general and administrative expense includes salaries and related personnel expenses, facility lease expense, advertising, legal, accounting, professional services and general corporate expenses. Selling, general and administrative expense increased due to increased selling, or variable, expenses related to the increase in revenues and the number of locations. As a percentage of revenue, selling, general and administrative expense increased 30 basis points in both the three and nine month periods ended September 30, 2003 compared to the same periods of 2002. The increases as a percentage of revenue are due partially to higher advertising and sales compensation expenses related to our aggressive new vehicle marketing.

Income from Operations. Operating margins improved by 40 basis points in the three months ended September 30, 2003 compared to the same period of 2002 and was flat in the nine month period ended September 30, 2003 compared to the nine month period ended September 30, 2002. The increase in the three month period is due to the improved overall gross profit margin as discussed above, partially offset by higher operating expenses as a percentage of revenue.

Floorplan Interest Expense. The increases in floorplan interest expense in the three and nine-month periods ended September 30, 2003 compared to the same periods of 2002 are primarily due to an approximately $509,000 and $2.36 million, respectively, increase in expense as a result of an increase in the average outstanding balances of our floorplan facilities, mainly due to acquisitions. In addition, increased expense from interest rate swaps was responsible for $367,000 and $0.9 million, respectively, of the increase. These increases were offset in part by a decrease in the LIBOR and the prime rate in the first nine months of 2003 compared to the first nine months of 2002.

Other Interest Expense. Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes. Changes in the weighted average interest rate on our debt in the three and nine month periods ended September 30, 2003 compared to the same periods of 2002 increased (decreased) other interest expense by $152,000 and $(401,000), respectively. Changes in the average outstanding balances in the 2003 periods compared to the 2002 periods resulted in increases (decreases) to other interest expense of $(223,000) and $270,000, respectively.

Income Tax Expense. Our effective tax rate was 39.8% in the first nine months of 2003 compared to 38.8% in the first nine months of 2002. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Net Income. Net income as a percentage of revenue increased 20 basis points and decreased 10 basis points, respectively, for the three and nine month periods ended September 30, 2003 compared to the same periods of 2002. The increase in the three month period is primarily due to the increase in the overall gross profit margin discussed above, offset in part by higher operating expenses and income taxes as a percentage of revenue.

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

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses and capital requirements for at least twelve months from September 30, 2003.

Our inventories increased slightly to $448.0 million at September 30, 2003 from $445.9 million at December 31, 2002 due primarily to acquisitions, offset by efficiencies gained from the implementation of our new centralized inventory control process. Accordingly, our new and used flooring notes payable increased to $434.5 million at September 30, 2003 from $427.6 million at December 31, 2002. Despite the overall increase in inventories, our days supply of new vehicles decreased by approximately 19 days at September 30, 2003 compared to December 31, 2002 and decreased by approximately 15 days compared to June 30, 2003. Our days supply of used vehicles decreased by approximately 20 days at September 30, 2003 compared to December 31, 2002 and decreased by approximately 8 days compared to June 30, 2003. Our used vehicle inventories are at historically low levels for this time of year compared to the last five years. We believe that our new and used vehicle inventories are at appropriate levels at this time.

Primarily as a result of the acquisition of eight stores in the first nine months of 2003, our goodwill and other intangibles increased $28.1 million to $234.3 million at September 30, 2003 compared to $206.2 million at December 31, 2002.

In July 2003, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.07 per share for the second quarter of 2003. The dividend totaled $1.3 million and was paid on August 22, 2003 to shareholders of record on August 8, 2003. In October 2003, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.07 per share for the third quarter of 2003. The dividend will total approximately $1.3 million and will be paid on November 21, 2003 to shareholders of record on November 7, 2003. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through October 2003, we have purchased a total of 59,400 shares under this program and may continue to do so from time to time in the future as conditions warrant. However, the recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place. With the dividend, we are able to offer an immediate and tangible return to our shareholders without reducing our market float, which occurs when we repurchase shares.

In February 2003 we entered into a working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC totaling up to $200 million, which expires in February 2006, with interest due monthly.

Our previous $150 million used vehicle flooring facility with Ford Motor Credit Company was terminated and paid off on February 25, 2003.

The credit line with DaimlerChrysler Services is cross-collateralized and secured by cash and cash equivalents, new and used vehicle and parts inventories, accounts receivable, intangible assets and equipment. We pledged to DaimlerChrysler Services the stock of all of our subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores.

The financial covenants in our agreement with DaimlerChrysler Services require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels. At September 30, 2003, we were in compliance with all of the covenants of this agreement.

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

In April 2003, our U.S. Bank N.A. agreement was amended to provide for a $35.0 million revolving line of credit for leased vehicles and equipment purchases, which expires January 31, 2005. Previously, the amount available under this line of credit was $27.5 million and it was set to expire January 31, 2004.

Interest rates on all of the above facilities ranged from 2.66% to 3.87% at September 30, 2003. Amounts outstanding on the lines at September 30, 2003 together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at	Remaining Availability as
	September 30, 2003	of September 30, 2003

New and program vehicle lines	$376,337	$		*
Working capital and used vehicle line	80,000		112,000	**
Real estate line	15,903		24,097
Equipment/leased vehicle line	35,000		—

	$507,240		$136,097	*

*	There are no formal limits on the new and program vehicle lines with certain lenders.

**	As limited by the terms of the line regarding the borrowing base.

At September 30, 2003, our long-term debt and lease commitments were as follows (in thousands):

	Long-term
Year Ending December 31,	debt	Leases	Total

2003	$2,422	$5,442	$7,864
2004	3,707	20,274	23,981
2005	40,556	19,829	60,385
2006	83,624	19,015	102,639
2007	11,768	18,026	29,794
Thereafter	60,648	72,538	133,186

Total	$202,725	$155,124	$357,849

At September 30, 2003, we had capital commitments totaling approximately $11.1 million for the construction of one new store facility, additions to two existing facilities and the remodel of five facilities. The new facility will be a Hyundai store in Anchorage, Alaska. We have already incurred $2.9 million for these commitments and anticipate incurring $9.3 million during the remaining quarter of 2003 and the remaining $1.8 million in 2004. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

Critical Accounting Policies

We reaffirm our critical accounting policies as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003.

Recent Accounting Pronouncements

See Note 13 of Notes to Condensed Consolidated Financial Statements.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities and Exchange Commission on December 18, 1996 and incorporated herein by reference).

10.1	Second Amendment, dated April 2, 2003, to Amended and Restated Loan Agreement, dated December 28, 2001, between Lithia Financial Corporation, Lithia Motors, Inc., Lithia Aircraft, Inc. and Lithia SALMIR, Inc. and U.S. Bank National Association. Incorporated by reference to Lithia Motors, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003.

10.2	2003 Stock Incentive Plan (Filed as Exhibit 99.1 to Form 8-K filed April 28, 2003 and incorporated herein by reference).

10.3	Executive Bonus Plan (filed as Exhibit 99.2 to Form 8-K filed April 28, 2003 and incorporated herein by reference).

10.4	1998 Employee Stock Purchase Plan, as amended (filed as Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2003 as filed August 14, 2003 and incorporated herein by reference).

10.5	Modification No. 1 dated June 16, 2003 to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust (filed as Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2003 as filed August 14, 2003 and incorporated herein by reference).

31.1	Certification of Sidney B. DeBoer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey B. DeBoer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Sidney B. DeBoer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey B. DeBoer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended September 30, 2003:

•	Dated and filed July 24, 2003 pursuant to Item 9. Regulation FD Disclosure regarding operating results for the quarter ended June 30, 2003; and

•	Dated and filed July 24, 2003 pursuant to Item 9. Regulation FD Disclosure regarding the declaration of a cash dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2003	LITHIA MOTORS, INC

	By	/s/ JEFFREY B. DEBOER

Jeffrey B. DeBoer
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ LINDA A. GANIM

Linda A. Ganim
Vice President and Chief Accounting Officer (Principal Accounting Officer)