Form 10-K
period 2003-12-31
LITHIA MOTORS INC
filed 2004-03-15
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
the Fiscal Year Ended: December 31, 2003
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X ] No [  ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $111,194,525, computed by reference to the last sales price ($16.17) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2003).

The number of shares outstanding of the Registrant’s common stock as of March 8, 2004 was: Class A: 14,871,528 shares and Class B: 3,762,231 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2004 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.
2003 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Forward Looking Statements and Risk Factors

Some of the statements under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-K constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Exhibit 99.1 to this Form 10-K.

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

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of March 1, 2004, we offered 25 brands of new vehicles through 152 franchises in 79 stores in the Western United States and over the Internet. As of March 1, 2004, we operated 16 stores in Oregon, 13 in California, 11 in Washington, 8 in Texas, 7 in Idaho, 7 in Colorado, 6 in Nevada, 4 in Alaska, 2 in South Dakota, 2 in Nebraska, 2 in Montana and 1 in Oklahoma. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protective products and credit insurance for our automotive customers.

We achieve gross margins above industry averages by selling a higher ratio of retail used vehicles to new vehicles and by arranging finance and extended warranty contracts for a greater percentage of our customers. In 2003, we achieved a gross margin of 16.0%.

We were founded in 1946 and incorporated in 1968. Our two senior executives have managed the company for more than 30 years. Since our initial public offering in 1996, we have grown from 5 to 79 stores, primarily through an aggressive acquisition program, increasing annual revenues from $143 million in 1996 to $2.5 billion in 2003. In addition, since our initial public offering through December 31, 2003, we have achieved compound annual growth rates of 51% per year for revenues, 45% per year for net income and 21% per year for earnings per share, together with a 4.1% average annual same store sales increase.

The Industry

At approximately $1.0 trillion in annual sales, automotive retailing is the largest retail trade sector in the United States and comprises roughly 10% of the GDP. The industry is highly fragmented with the 100 largest automotive retailers generating approximately 16% of total industry revenues in 2002. The number of franchised stores in the U.S. has declined in the last 20 years from approximately 25,000 stores in 1983 to approximately 22,000 in 2003. In addition to these new vehicle outlets, used vehicles are sold by approximately 53,000 independent used vehicle dealers and through casual (person to person) transactions. New vehicles can only be sold through automotive retail stores franchised by auto manufacturers. These franchise stores have designated trade territories under state franchise law protection, which limits the number of new stores that can be opened in any given area.

Consolidation is expected to continue as many smaller automotive retailers are now considering selling or joining forces with larger retailer groups, given the large capital requirements necessary to operate in today’s retail environment. With many owners reaching retirement age, often without clear succession plans, larger, well-capitalized automotive retailers provide an attractive exit strategy. We believe these factors provide an attractive environment for continuing consolidation.

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

Automotive retailers’ profitability varies widely and depends in part on product mix, effective management of inventory, marketing, quality control and responsiveness to customers. In 2002, new vehicles accounted for an estimated 59.6% of industry revenues. The remaining 40.4% of revenues were derived from used vehicles sales of 28.6%, and service and parts sales of 11.8%. Finance and insurance sales are included in the new and used vehicle sales numbers. Gross margins on new vehicles were 5.6% in 2002.

Automotive retailers have much lower fixed overhead costs than automobile manufacturers and parts suppliers. Variable and discretionary costs, such as sales commissions and personnel, advertising and inventory finance expenses, can be adjusted to match new vehicle sales. Variable and discretionary costs account for an estimated 60-65% of the industry’s total expenses. Moreover, an automotive retailer can enhance its profitability from sales of higher margin products and services. Gross margins for the parts and service business are significantly higher at approximately 47%, given the labor-intensive nature of the product category. Gross margins for finance and insurance are virtually 100% as they are fee driven income items. These supplemental, high margin products and services provide substantial incremental revenue and net income, decreasing reliance on the highly competitive new vehicle sales.

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

The following tables set forth information about our stores as of March 1, 2004:

			Percent of
	Number of	Number of	Total Revenue
State	Stores	Franchises	in 2003
Oregon	16	32	19%
Washington	11	19	17
California	13	23	15
Texas	8	17	13
Colorado	7	14	10
Idaho	7	13	8
Nevada	6	13	5
South Dakota	2	3	4
Alaska	4	7	3
Montana	2	7	2
Nebraska	2	2	3
Oklahoma	1	2	1

Total	79	152	100%

			Year
			Opened/
Location	Store	Franchises	Acquired
CALIFORNIA
Concord	Lithia Dodge of Concord	Dodge, Dodge Truck	1997
	Lithia Ford of Concord	Ford	1997
	Lithia Volkswagen of Concord	Volkswagen	1997
Fresno	Lithia Ford of Fresno	Ford	1997
	Lithia Nissan Hyundai of Fresno	Nissan, Hyundai	1998
	Lithia Mazda Suzuki of Fresno	Mazda, Suzuki	1997
Redding	Lithia Chevrolet of Redding	Chevrolet	1998
	Lithia Toyota of Redding	Toyota, Scion	1998
Vacaville	Lithia Toyota of Vacaville	Toyota, Scion	1996
Burlingame	Lithia Chrysler Jeep Dodge of Burlingame	Chrysler, Dodge, Dodge Truck, Jeep	2002
Salinas	Chevrolet of Salinas	Chevrolet	2003
Santa Rosa	Lithia Dodge of Santa Rosa	Dodge, Dodge Truck	2003
Fairfield	Lithia Dodge of Fairfield	Dodge, Dodge Truck	2003

			Year
			Opened/
Location	Store	Franchises	Acquired
OREGON
Eugene	Lithia Dodge of Eugene	Dodge, Dodge Truck	1996
	Lithia Nissan of Eugene	Nissan	1998
	Saturn of Eugene	Saturn	2000
Grants Pass	Lithia's Grants Pass Auto Center	Dodge, Dodge Truck, Chrysler, Jeep	Pre-IPO
Klamath Falls	Lithia Klamath Falls Auto Center	Toyota, Dodge, Dodge Truck, Chrysler, Jeep	1999
Medford	Lithia Chrysler Jeep Dodge	Dodge, Dodge Truck, Chrysler, Jeep	Pre-IPO
	Lithia Honda	Honda	Pre-IPO
	Lithia Nissan	Nissan	1998
	Medford BMW	BMW	1998
	Lithia Toyota	Toyota	Pre-IPO
	Lithia Volkswagen	Volkswagen	Pre-IPO
	Saturn of Southwest Oregon	Saturn	Pre-IPO
Oregon City
(Portland)	Lithia Subaru of Oregon City	Subaru	2002
Roseburg	Lithia Ford Lincoln Mercury of Roseburg	Ford, Lincoln, Mercury	1999
	Lithia Chrysler Jeep Dodge of Roseburg	Dodge, Dodge Truck, Chrysler, Jeep	1999
Springfield (Eugene)	Lithia Toyota of Springfield	Toyota	1998

COLORADO
Aurora (Denver)	Lithia Dodge of Cherry Creek	Dodge, Dodge Truck	1999
	Lithia Colorado Chrysler Jeep	Chrysler, Jeep	1999
Colorado Springs	Lithia Colorado Springs Jeep Chrysler	Jeep, Chrysler	1999
Englewood (Denver)	Lithia Centennial Chrysler Jeep	Chrysler, Jeep	1999
Fort Collins	Lithia Foothills Chrysler	Dodge, Dodge Truck, Chrysler, Jeep	1999
	Lithia Foothills Hyundai	Hyundai	1999
Thornton (Denver)	Lithia Volkswagen of Thornton	Volkswagen	2002

WASHINGTON
Bellevue (Seattle)	Chevrolet Hummer of Bellevue	Chevrolet	2001
		Hummer	2002
Issaquah (Seattle)	Chevrolet of Issaquah	Chevrolet	2001
Kennewick	Honda of Tri-Cities	Honda	2000
	Lithia Dodge of Tri-Cities	Dodge, Dodge Truck	1999
Renton	Lithia Chrysler Jeep Dodge of Renton	Chrysler, Jeep, Dodge, Dodge Truck	2000
	Lithia Hyundai of Renton	Hyundai	2002
Richland	Lithia Ford of Tri-Cities	Ford	2000
Seattle	BMW Seattle	BMW	2001
Spokane	Lithia Camp Chevrolet	Chevrolet, Cadillac	1998
	Lithia Camp Imports	Subaru, BMW, Volvo	1998
	Mercedes-Benz of Spokane	Mercedes	2003

IDAHO
Boise	Lithia Ford of Boise	Ford	2000
	Chevrolet of Boise	Chevrolet	1999
	Lithia Lincoln-Mercury Isuzu of Boise	Lincoln, Mercury, Isuzu	1999
Caldwell	Chevrolet of Caldwell	Chevrolet	2001
Pocatello	Honda of Pocatello	Honda	2001
	Lithia Chrysler Dodge Hyundai of	Chrysler, Dodge, Dodge Truck, Hyundai	2001
	Pocatello
Twin Falls	Chevrolet Cadillac of Twin Falls	Chevrolet, Cadillac	2003

NEVADA
Reno	Lithia L/M/Audi Isuzu of Reno	Audi, Lincoln, Mercury, Isuzu	1997
	Lithia Reno Hyundai	Hyundai	1997
	Lithia Reno Subaru	Subaru	1999
	Lithia Volkswagen of Reno	Volkswagen	1998
	Lithia Chrysler Jeep of Reno	Chrysler, Jeep	2004
Sparks	Lithia Sparks (satellite of Lithia Reno)	Suzuki, Lincoln, Mercury, Isuzu	1997

			Year
			Opened/
Location	Store	Franchises	Acquired
SOUTH DAKOTA
Sioux Falls	Chevrolet of Sioux Falls	Chevrolet	2000
	Lithia Dodge of Sioux Falls	Dodge, Dodge Truck	2001

ALASKA
Anchorage	Lithia Chrysler Jeep of Anchorage	Chrysler, Jeep	2001
	Lithia Dodge of South Anchorage	Dodge, Dodge Truck	2001
	Lithia Hyundai of Anchorage	Hyundai	2003
Fairbanks	Chevrolet Cadillac of Fairbanks, Alaska	Chevrolet, Cadillac	2003

TEXAS
San Angelo	All American Chrysler Jeep Dodge of	Dodge, Dodge Truck, Jeep, Chrysler	2002
	San Angelo
	Honda of San Angelo	Honda	2002
	All American Chevrolet of San Angelo	Chevrolet	2002
Odessa	All American Chrysler Jeep Dodge	Dodge, Dodge Truck, Jeep, Chrysler	2002
	of Odessa
	All American Chevrolet of Odessa	Chevrolet	2002
Midland	All American Dodge-Hyundai of Midland	Dodge, Dodge Truck, Hyundai	2002
	All American Chevrolet of Midland	Chevrolet	2002
Grapevine	Lithia Dodge of Grapevine	Dodge, Dodge Truck	2003

NEBRASKA
Omaha	Lithia Ford of Omaha	Ford	2002
	Mercedes-Benz of Omaha	Mercedes	2002

MONTANA
Missoula	Lithia Auto Center of Missoula	Chrysler, Dodge, Dodge Truck, Lincoln,	2003
		Mercury
Billings	Lithia Dodge of Billings	Dodge, Dodge Truck	2003

OKLAHOMA
Broken Arrow	Lithia Dodge of Broken Arrow	Dodge, Dodge Truck	2003

New Vehicle Sales

In 2003, we sold 25 domestic and imported brands ranging from economy to luxury cars, sport utility vehicles, minivans and light trucks.

		Percent of
		New
	Percent of	Vehicle
	Total	Sales in
Manufacturer	Revenue	2003
DaimlerChrysler (Chrysler, Dodge, Jeep, Dodge Trucks)	21.7%	37.9%
General Motors (Chevrolet, Saturn, Cadillac and Hummer)	13.9	24.3
Ford (Ford, Lincoln, Mercury)	5.3	9.2
Toyota, Scion	4.4	7.7
BMW	2.2	3.9
Hyundai	2.0	3.4
Subaru	1.7	3.0
Honda	1.6	2.9
Volkswagen, Audi	1.5	2.6
Nissan	1.4	2.4
Mercedes	0.7	1.1
Mazda	0.4	0.8
Suzuki	0.3	0.5
Isuzu	0.1	0.2
Volvo	0.1	0.1

	57.3%	100.0%

Our unit and dollar sales of new vehicles from continuing operations were as follows:

	Year Ended December 31,
	2003	2002	2001	2000	1999
New vehicle units	53,804	46,929	37,190	34,349	26,045
New vehicle sales (in thousands)	$1,441,000	$1,218,364	$926,981	$833,107	$615,617
Average selling price	$26,782	$25,962	$24,926	$24,254	$23,637

We purchase our new car inventory directly from manufacturers, who allocate new vehicles to stores based on the number of vehicles sold by the store on a monthly basis and by the store’s market area. Accordingly, we rely on the manufacturers to provide us with vehicles that consumers desire and to supply us with such vehicles at suitable locations, quantities and prices. We attempt to exchange vehicles with other automotive retailers to accommodate customer demand and to balance inventory.

We post the manufacturer’s suggested retail price (MSRP) on every vehicle, as required by law. We negotiate the final sales price of a new vehicle individually with the customer, selling many vehicles at a special marketing offered price called “Promo Price,” which is typically less than MSRP.

Used Vehicle Sales

At each new vehicle store, we also sell used vehicles. Retail used vehicle sales are an important part of our overall profitability. In 2003, retail used vehicle sales generated a gross margin of 13.8% compared with a gross margin of 7.7% for new vehicle sales. To enhance our sales efforts, we employ a used vehicle manager at each location.

Retail used vehicle sales are an important part of our overall profitability. In 2003, retail used vehicle sales generated a gross margin of 13.8% compared with a gross margin of 7.7% for new vehicle sales.

Our used vehicle operations give us an opportunity to:

•	generate sales to customers financially unable or unwilling to purchase a new vehicle;

•	increase new and used vehicle sales by aggressively pursuing customer trade-ins; and

•	increase service contract sales and provide financing to used vehicle purchasers.

In 2003, we sold approximately 0.8 retail used vehicles for every new vehicle sold.

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

Our used vehicle sales from continuing operations were as follows:

	Year Ended December 31,
	2003	2002	2001	2000	1999
Retail used units	41,451	40,781	35,845	29,866	22,430
Retail used unit sales (in thousands)	$603,096	$594,256	$480,848	$392,017	$292,516
Average selling price	$14,550	$14,572	$13,415	$13,126	$13,041
Wholesale used units	25,982	24,475	18,081	15,967	12,751
Wholesale used unit sales (in thousands)	$122,451	$121,504	$83,201	$70,055	$58,378
Average selling price	$4,713	$4,964	$4,602	$4,387	$4,578
Total used units	67,433	65,256	53,926	45,833	35,181
Total used units sales (in thousands)	$725,547	$715,760	$564,049	$462,072	$350,894

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

In 2003, we had finance and insurance penetration for 78% of our new vehicle sales and 73% of our retail used vehicle sales. Our average finance and insurance revenue per vehicle totaled $945 in 2003.

We earn a portion of the financing charge by discounting each finance contract we write and subsequently sell to a lender. In 2003, many automobile manufacturers continued to offer zero percent financing as sales incentives to new vehicle purchasers. Zero percent financing reduces, but does not eliminate, our per unit fee income from arranging financing, as we receive a fixed payment from the manufacturers in connection with such financing. Many customers do not qualify for zero percent financing, either because of their credit standing or because they require longer financing terms than offered for zero percent financing. Incentive financing programs, including zero percent programs, usually offer cash rebates as an alternative to reduced interest rates. A majority of eligible customers elect to receive cash rebates instead of incentive financing, usually using the cash rebate as a down payment to complete the purchase of a new vehicle with little or no cash out of pocket. We have been able to increase finance and insurance revenue per vehicle, despite zero percent financing, due to higher penetration of other finance and insurance products.

We usually arrange financing for customers by selling the contracts to outside sources on a non-recourse basis to avoid the risk of default. During 2003, we directly financed less than 0.01% of our vehicle sales.

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

Service, Body and Parts

Our automotive service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service primarily for the new vehicle brands sold by our stores, but we also service other vehicles. In 2003, our service, body and parts operations generated $251.3 million in revenues, or 10.0% of total revenues. We set prices to reflect the difficulty of the types of repair and the cost and availability of parts.

The service, body and parts businesses provide important repeat revenues to the stores. We market our parts and service products by notifying the owners of vehicles when their vehicles are due for periodic service. This encourages preventive maintenance rather than post-breakdown repairs. We offer a lifetime oil and filter service, which, in 2003, was purchased by 34.0% of our new and used vehicle buyers. This service helps us retain customers, and provides opportunities for repeat parts and service business. Revenues from the service, body and parts departments are important during economic downturns as owners tend to repair their existing used vehicles rather than buy new vehicles during such periods. This limits the effects of a drop in new vehicle sales.

We operate nineteen collision repair centers: four in Texas, three each in Oregon and Idaho; two in South Dakota and one each in California, Washington, Montana, Colorado, Nevada, Alaska and Nebraska.

Marketing

We market ourselves as “America’s Car & Truck Store” and as “Driving America.” We use most types of advertising, including television, newspaper, radio, direct mail, and an Internet web site. Advertising expense, net of manufacturer credits, was $20.1 million during 2003, with 41% of the total amount used for print media, 18% for television, 13% for radio and 28% for direct mail, Internet and other. We advertise to develop our image as a reputable automotive retailer, offering quality service, affordable automobiles and financing for all buyers. The automobile manufacturers pay for many of our advertising and marketing expenditures. The manufacturers also provide us with market research, which assists us in developing our own advertising and marketing campaigns. In addition, our stores advertise discounts or other promotions to attract customers. By owning a cluster of stores in a particular market, we save money from volume discounts and other media concessions. We also participate as a member of advertising cooperatives and associations, whose members pool their resources and expertise with manufacturers to develop advertising campaigns.

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

Franchise Agreements

Each of our store subsidiaries signs a franchise (or dealer sales and service) agreement with each manufacturer of the new vehicles it sells.

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

We sign master framework agreements with most manufacturers that impose additional requirements on our stores. See Exhibit 99.1 “Risk Factors” for further details.

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

Vehicle manufacturers have designated specific marketing and sales areas within which only one dealer of a vehicle brand may operate. In addition, our franchise agreements typically limit our ability to acquire multiple dealerships of a given brand within a particular market area. Certain state franchise laws also restrict us from relocating our dealerships or establishing new dealerships of a particular brand within any area that is served by another dealer with the same brand. Accordingly, to the extent that a market has multiple dealers of a particular brand, as many of our key markets do, we are subject to significant intra-brand competition.

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

Automotive retailers and manufacturers are also subject to laws to protect consumers, including so-called “Lemon Laws.” Most “Lemon Laws” require a manufacturer to replace a new vehicle or accept it for a full refund within a set time period after initial purchase if:

•	the vehicle does not conform to the manufacturer’s express warranties; and

•	the automotive retailer or manufacturer, after a reasonable number of attempts, is unable to correct or repair the defect.

We must provide written disclosures on new vehicles of mileage and pricing information. Financing and insurance activities are subject to credit reporting, debt collection, truth-in-lending and insurance industry regulation.

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

Employees

As of December 31, 2003, we employed approximately 5,130 persons on a full-time equivalent basis. Employees in the service and parts departments at our Dodge, Ford and Volkswagen stores in Concord, California are represented by union collective bargaining agreements. We believe we have good relationships with our employees.

Item 2. Properties

Our stores and other facilities consist primarily of automobile showrooms, display lots, service facilities, nineteen collision repair and paint shops, rental agencies, supply facilities, automobile storage lots, parking lots and offices. We believe our facilities are currently adequate for our needs and are in good repair. We own some of our properties, but also lease many properties, providing future flexibility to relocate our retail stores as demographics change. Most leases give us the option to renew the lease for one or more lease extension periods. We also hold some undeveloped land for future expansion.

Item 3. Legal Proceedings

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2002 and 2003:

	High	Low
2002
Quarter 1	$25.99	$17.40
Quarter 2	31.20	22.27
Quarter 3	26.60	16.42
Quarter 4	18.49	14.55
2003
Quarter 1	$16.05	$10.92
Quarter 2	17.35	10.81
Quarter 3	24.20	15.55
Quarter 4	25.95	19.75

The number of shareholders of record and approximate number of beneficial holders of Class A common stock at February 27, 2004 was 1,389 and 3,900, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company LLC.

Our Board of Directors approved the following dividends on our Class A and Class B common stock in 2003:

	Quarter	Payable to			Total
Month	dividend is	shareholders of		Amount	amount of
declared	based on	record on	Date paid	per share	dividend
July 2003	second	August 8, 2003	August 22, 2003	$0.07	$1.3 million
October 2003	third	November 7, 2003	November 21, 2003	$0.07	$1.3 million

We currently intend to continue paying quarterly dividends similar to those paid in 2003. The payment of any dividends is subject to the discretion of our Board of Directors. Pursuant to our $200 million credit agreement with DaimlerChrysler Services, total dividends and repurchases of our common stock cannot exceed $18.0 million over the term of the agreement. To date, over the term of the agreement, we have paid dividends and repurchased stock totaling $2.8 million. This credit agreement expires February 2006.

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Item 6. Selected Financial Data

You should read the Selected Financial Data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share amounts)	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Revenues:
New vehicles	$1,441,000	$1,218,364	$926,981	$833,107	$615,617
Used vehicles	725,547	715,760	564,049	462,072	350,894
Service, body and parts	251,316	216,382	173,114	149,963	106,992
Finance and insurance	89,982	77,776	62,856	52,394	41,606
Fleet and other	5,657	43,114	40,593	57,491	26,265

Total revenues	2,513,502	2,271,396	1,767,593	1,555,027	1,141,374
Cost of sales	2,110,393	1,913,704	1,478,528	1,303,800	959,386

Gross profit	403,109	357,692	289,065	251,227	181,988
Selling, general and administrative	313,289	280,310	224,501	182,591	133,651
Depreciation and amortization	9,593	7,192	8,690	7,125	5,102

Income from operations	80,227	70,190	55,874	61,511	43,235
Floorplan interest expense	(13,997)	(10,775)	(13,652)	(16,532)	(10,212)
Other interest expense	(6,081)	(5,985)	(7,546)	(7,629)	(4,063)
Other income (expense), net	(951)	(589)	(298)	803	201

Income from continuing operations before income taxes	59,198	52,841	34,378	38,153	29,161
Income taxes	(23,561)	(20,480)	(13,270)	(14,690)	(11,716)

Income from continuing operations	35,637	32,361	21,108	23,463	17,445
Income (loss) from discontinued operations, net of tax	(90)	(45)	646	850	1,729

Net income	$35,547	$32,316	$21,754	$24,313	$19,174

Income per basic share from continuing operations	$1.95	$1.88	$1.58	$1.72	$1.52
Income (loss) per basic share from discontinued operations	(0.01)	—	0.05	0.06	0.15

Basic net income per share	$1.94	$1.88	$1.63	$1.78	$1.67

Shares used in basic per share calculations	18,289	17,233	13,371	13,652	11,506

Income per diluted share from continuing operations	$1.92	$1.84	$1.55	$1.70	$1.45
Income per diluted share from discontinued operations	—	—	0.05	0.06	0.15

Diluted net income per share	$1.92	$1.84	$1.60	$1.76	$1.60

Shares used in diluted per share calculations	18,546	17,598	13,612	13,804	11,998

	As of December 31,
(In thousands)	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Working capital	$160,066	$126,308	$104,834	$98,917	$74,999
Inventories	445,281	445,908	275,398	314,290	268,281
Total assets	1,102,782	942,049	662,944	628,003	506,433
Flooring notes payable	435,228	427,635	280,947	314,137	243,903
Current maturities of long-term debt	14,299	4,466	10,203	5,342	7,132
Long-term debt, less current maturities	178,467	104,712	95,830	72,586	38,411
Total stockholders’ equity	358,926	319,993	203,497	181,775	155,638

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. “Business,” our Consolidated Financial Statements and Notes thereto and Exhibit 99.1 “Risk Factors.”

Overview

Our auto-retail model is focused on acquiring average performing new vehicle franchised stores and then integrating and improving them. Our goal is to maximize the operations of all four departments of every store we acquire. We have had success with this strategy since our initial public offering in late 1996. While our strategy has not changed over the last seven years, our ability to integrate and improve the stores that we acquire has increased dramatically. We have also developed a better process for identifying acquisition targets that fit our operating model. Our cash position, substantial lines of credit, plus an extremely competent and well-trained staff are all available to facilitate our continued growth as the opportunities develop.

In keeping with this model, we acquired 11 stores with 23 franchises during 2003 with total estimated annual revenues of approximately $330 million.

During an economic downturn, customers tend to shift towards the purchase of more modestly priced new vehicle models or used vehicles. Many customers decide to delay purchasing a new vehicle and instead repair existing vehicles. In addition, manufacturers typically offer increased dealer and customer incentives during an economic downturn in order to support new vehicle sales volume. These factors generally lead to less volatility in earnings for automobile retailers than for automobile manufacturers.

Historically, new vehicle sales have accounted for approximately 50% of our total revenues but less than 30% of total gross profit. In 2003, we continued with a volume-based strategy in new vehicle sales that we initiated in 2002. Through an advertising campaign called “Driving America” that is centered on “Promo Pricing,” we were able to gain new vehicle market share in many of our markets. This strategy complemented the approach taken by the auto manufacturers, which had continued to offer a high level of customer incentives.

In 2004, we expect that manufacturers will continue to incentivize new vehicle sales through a combination of rebates and low interest rate loans to consumers. We plan to continue with our volume-based new vehicle strategy in most of the markets where we operate. As the economy and the incentive environment change, we will adjust our new vehicle sales strategy accordingly to take advantage of any new conditions.

Industry-wide used vehicle sales continued to experience substantial weakness throughout all of 2003. The competition from highly incentivized new vehicles with low interest rate financing and high rebates had a strong negative impact on the used vehicle market. The industry also experienced a large number of lease-returns that negatively impacted used vehicle pricing throughout the year.

Results of Continuing Operations

Certain revenue, gross margin and gross profit information by product line was as follows for 2003 and 2002:

	Percent of	Gross	Percent of Total
2003	Total Revenues	Margin	Gross Profit
New vehicles	57.3%	7.7%	27.4%
Retail used vehicles(1)	24.0	13.8	20.7
Service, body and parts	10.0	47.2	29.4
Finance and insurance(2)	3.6	99.7	22.3
Fleet and other	0.2	19.1	0.3

(1)	Excludes wholesale used vehicle sales, representing 4.9% of total revenues, and a negative gross margin contribution of 0.1%.

(2)	Reported net of anticipated cancellations.

	Percent of	Gross	Percent of Total
2002	Total Revenues	Margin	Gross Profit
New vehicles	53.6%	8.5%	28.9%
Retail used vehicles(1)	26.2	12.5	20.7
Service, body and parts	9.5	48.0	29.1
Finance and insurance(2)	3.4	99.4	21.6
Fleet and other	1.9	2.1	0.3

(1)	Excludes wholesale used vehicle sales, representing 5.4% of total revenues, and a negative gross margin contribution of 0.6%.

(2)	Reported net of anticipated cancellations.

	Percent of	Gross	Percent of Total
2001	Total Revenues	Margin	Gross Profit
New vehicles	52.4%	9.1%	29.1%
Retail used vehicles(1)	27.2	13.1	21.9
Service, body and parts	9.8	46.6	27.9
Finance and insurance(2)	3.6	98.8	21.5
Fleet and other	2.3	2.8	0.4

(1)	Excludes wholesale used vehicle sales, representing 4.7% of total revenues, and a negative gross margin contribution of 0.8%.

(2)	Reported net of anticipated cancellations.

The following table sets forth selected condensed financial data for Lithia expressed as a percentage of total revenues for the periods indicated below.

	Year Ended December 31,
Lithia Motors, Inc. (1)	2003	2002	2001
Revenues:
New vehicles	57.3%	53.6%	52.4%
Used vehicles	28.9	31.6	31.9
Service, body and parts	10.0	9.5	9.8
Finance and insurance	3.6	3.4	3.6
Fleet and other	0.2	1.9	2.3

Total revenues	100.0%	100.0%	100.0%
Gross profit	16.0	15.7	16.4
Selling, general and administrative expenses	12.5	12.3	12.7
Depreciation and amortization	0.4	0.3	0.5
Income from operations	3.2	3.1	3.2
Floorplan interest expense	0.6	0.5	0.8
Other interest expense	0.2	0.3	0.4
Other expense, net	0.0	0.0	0.0
Income from continuing operations before taxes	2.4	2.3	1.9
Income tax expense	0.9	0.9	0.8
Income from continuing operations	1.4	1.4	1.2

(1) The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in 2003 compared to 2002 and in 2002 compared to 2001:

	Year Ended
	December 31,		Increase	% Increase
	2003	2002	(Decrease)	(Decrease)
Revenues:
New vehicle sales	$1,441,000	$1,218,364	$222,636	18.3%
Used vehicle sales	725,547	715,760	9,787	1.4
Service, body and parts	251,316	216,382	34,934	16.1
Finance and insurance	89,982	77,776	12,206	15.7
Fleet and other	5,657	43,114	(37,457)	(86.9)

Total revenues	2,513,502	2,271,396	242,106	10.7
Cost of sales	2,110,393	1,913,704	196,689	10.3

Gross profit	403,109	357,692	45,417	12.7
Selling, general and administrative	313,289	280,310	32,979	11.8
Depreciation and amortization	9,593	7,192	2,401	33.4

Income from operations	80,227	70,190	10,037	14.3
Floorplan interest expense	(13,997)	(10,775)	(3,222)	29.9
Other interest expense	(6,081)	(5,985)	(96)	1.6
Other expense, net	(951)	(589)	(362)	61.5

Income from continuing operations before income taxes	59,198	52,841	6,357	12.0
Income tax expense	23,561	20,480	3,081	15.0

Income from continuing operations	$35,637	$32,361	$3,276	10.1%

	Year Ended
	December 31,		Increase	% Increase
	2003	2002	(Decrease)	(Decrease)
New units sold	53,804	46,929	6,875	14.7%
Average selling price per new vehicle	$26,782	$25,962	$820	3.2%
Used units sold – retail	41,451	40,781	670	1.6%
Average selling price per retail used vehicle	$14,550	$14,572	$(22)	(0.2)%
Used units sold – wholesale	25,982	24,475	1,507	6.2%
Average selling price per wholesale used vehicle	$4,713	$4,964	$(251)	(5.1)%
Finance and insurance sales per retail unit	$945	$887	$58	6.5%

	Year Ended
	December 31,		Increase	% Increase
	2002	2001	(Decrease)	(Decrease)
Revenues:
New vehicle sales	$1,218,364	$926,981	$291,383	31.4%
Used vehicle sales	715,760	564,049	151,711	26.9
Service, body and parts	216,382	173,114	43,268	25.0
Finance and insurance	77,776	62,856	14,920	23.7
Fleet and other	43,114	40,593	2,521	6.2

Total revenues	2,271,396	1,767,593	503,803	28.5
Cost of sales	1,913,704	1,478,528	435,176	29.4

Gross profit	357,692	289,065	68,627	23.7
Selling, general and administrative	280,310	224,501	55,809	24.9
Depreciation and amortization	7,192	8,690	(1,498)	(17.2)

Income from operations	70,190	55,874	14,316	25.6
Floorplan interest expense	(10,775)	(13,652)	2,877	(21.1)
Other interest expense	(5,985)	(7,546)	1,561	(20.7)
Other expense, net	(589)	(298)	(291)	97.7

Income from continuing operations before income taxes	52,841	34,378	18,463	53.7
Income tax expense	20,480	13,270	7,210	54.3

Income from continuing operations	$32,361	$21,108	$11,253	53.3%

	Year Ended
	December 31,		Increase	% Increase
	2002	2001	(Decrease)	(Decrease)
New units sold	46,929	37,190	9,739	26.2%
Average selling price per new vehicle	$25,962	$24,926	$1,036	4.2%
Used units sold – retail	40,781	35,845	4,936	13.8%
Average selling price per retail used vehicle	$14,572	$13,415	$1,157	8.6%
Used units sold – wholesale	24,475	18,081	6,394	35.4%
Average selling price per wholesale used vehicle	$4,964	$4,602	$362	7.9%
Finance and insurance sales per retail unit	$887	$861	$26	3.0%

Revenues

Total revenues increased 10.7% in 2003 compared to 2002 as a result of acquisitions and 1.2% growth in same store retail sales. Same store sales percentage increases (decreases) were as follows:

	2003 vs. 2002	2002 vs. 2001
New vehicles	6.2%	6.1%
Retail used vehicles	(9.3)	(7.6)
Service, body and parts	0.7	(1.0)
Finance and insurance	5.1	0.2
Total retail sales	1.2	1.1

Same store sales are calculated by dealership comparing only those months that contain full-month operating data.

The automotive retailing industry reported declines in new vehicle sales of approximately 1.0% in 2003 compared to 2002 and 2% in 2002 compared to 2001. The industry has reported an approximately 3.4% decrease in sales of domestic brands in 2003 compared to 2002, while we achieved a 6.8% same store increase in sales of our domestic brands, which represented 71.4% of our total new vehicle sales in 2003. Our same-store Chrysler sales, which represents our largest brand, have increased approximately 7.2% in the same period. We have same-store sales increases in 2003 compared to 2002 for all domestic brands, which is counter to national trends. We are able to generate positive sales trends that run contrary to industry and specific brand trends due to our operating model that is focused on increasing market share through the use of promotional pricing at our stores. Additionally, we believe that the market dynamics of smaller, non-metropolitan, western markets support more stable domestic truck and SUV sales.

Slowing economies in our markets and higher than normal new vehicle inventories at the end of 2002, coupled with a strong new vehicle incentive environment, spurred our aggressive approach to new vehicle sales in 2003. During both 2003 and 2002, we utilized an aggressive company-wide marketing campaign based on the “Driving America” theme that is aimed at increasing market share by competitively pricing new vehicles in order to secure a long-term customer base for future parts and service business and repeat and referral business. The increases in new vehicle sales also led to increases in same-store finance and insurance sales, as we have been able to maintain our high penetration rate for such sales.

The industry used vehicle business was weak in 2003 and 2002 due to competition from highly incentivized new vehicles within the overall weaker total vehicle market. Our used vehicle gross profit demonstrated improvement throughout 2003, achieving retail used vehicle gross margins of 13.0%, 13.9%, 14.6% and 13.6%, respectively, in the first through fourth quarters of 2003. The improvements in used vehicle margins in 2003 more than offset the declines in same-store sales resulting in positive same-store gross profit growth for 2003 compared to 2002.

The service and parts business has been negatively impacted in the past couple of years by substantial improvements in the quality of domestic vehicles, resulting in less warranty work, offset in part by increases in the customer-pay portion of the business. However, in the second half of 2003, we saw positive trends with the decline in domestic warranty repairs slowing in comparison to declines in previous quarters and customer-pay service and parts growth increasing 4.1% in 2003, on a same store basis, compared to 2002.

Fleet and other sales include both fleet sales and fees received for delivering vehicles on behalf of the manufacturer, the U.S. military, rent-a-car companies or leasing companies. In 2003 we decided to deemphasize fleet sales due to their low margins. This has resulted in a decrease in total fleet and other sales, but an increase in the gross margin percentage due to a higher percentage of fee income compared to fleet income.

Penetration rates for certain products were as follows:

	2003	2002	2001

Finance and insurance	75%	75%	75%
Service contracts	41	40	39
Lifetime oil change and filter	34	30	29

During 2003 and 2002, manufacturers offered, and are continuing to offer, incentives, including low interest rates and rebates, in order to attract new vehicle buyers. The availability of cash rebates and zero percent and low interest rate financing have enhanced our ability to sell finance, warranty and insurance products and services in both 2003 and 2002.

Gross Profit

Gross profit increased $45.4 million in 2003 compared to 2002 and increased $68.6 million in 2002 compared to 2001 due primarily to increased total revenues. Gross margins achieved were as follows:

	Year Ended December 31,
			Lithia
	2003	2002	Margin Change*

New vehicles	7.7%	8.5%	(80	)bp
Retail used vehicles	13.8	12.5	130
Service and parts	47.2	48.0	(80)
Finance and insurance	99.7	99.4	30
Overall	16.0	15.7	30

	Year Ended December 31,
			Lithia
	2002	2001	Margin Change*

New vehicles	8.5%	9.1%	(60	)bp
Retail used vehicles	12.5	13.1	(60)
Service and parts	48.0	46.6	140
Finance and insurance	99.4	98.8	60
Overall	15.7	16.4	(70)

*	“bp” stands for basis points (one hundred basis points equals one percent).

Our overall gross margin increased in 2003 compared to 2002 due primarily to increases in margins achieved on used vehicle sales as a result of selling older aged vehicles which carry a higher margin and improved inventory management. These increases in the used vehicle gross margin also contributed to a same store increase in total gross profit dollars per used vehicle sold.

The improvements in our gross margin in 2003 were offset by the following factors:

•	A significant shift towards our lowest margin new vehicle business as a result of the strong incentive environment;

•	Lower floorplan interest credits from the manufacturers on new vehicles due to lower market rates; and

•	Aggressive pricing of new vehicles in order to gain market share, which resulted in lower new vehicle margins.

The decrease in the overall gross margin in 2002 compared to 2001 was primarily a result of four factors:

•	A significant shift towards our lowest margin new vehicle business with the strong incentive environment;

•	Lower floorplan interest credits from the manufacturers on new vehicles due to lower market rates;

•	Aggressive pricing of new vehicles in order to gain market share, which resulted in lower new vehicle margins; and

•	A mix shift in used vehicle sales to the lower margin, one to three-year old vehicles, which have lower margins than the older used vehicles.

These factors were partially offset by an increase in the gross margin achieved in our parts and service business in 2002 compared to 2001.

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses. Selling, general and administrative expense increased $33.0 million in 2003 compared to 2002 and increased $55.8 million in 2002 compared to 2001 due to increased selling, or variable, expenses related to the increase in revenues and the number of locations. The increase as a percentage of revenue in 2003 compared to 2002 is due partially to higher advertising and sales compensation expenses related to our aggressive new vehicle marketing. The decrease as a percentage of revenue in 2002 compared to 2001 was due to expense leverage on higher sales.

Depreciation and Amortization

Depreciation and amortization increased $2.4 million in 2003 due to the addition of property and equipment primarily related to our acquisitions. Depreciation and amortization expense decreased $1.5 million in 2002 compared to 2001 primarily as a result of the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets” in the first quarter of 2002, offset by additions to property and equipment primarily related to acquisitions. SFAS No. 142 requires that goodwill and other intangibles with indefinite useful lives no longer be amortized. Goodwill and other intangibles amortization expense totaled $3.6 million in 2001.

Income from Operations

Operating margins improved by 10 basis points to 3.2% in 2003 from 3.1% in 2002. The increase is due to the improved overall gross profit margin as discussed above, partially offset by higher operating expenses as a percentage of revenue. Operating margins decreased 10 basis points in 2002 compared to 2001 due to the decrease in the overall gross margin percentage, offset in part by lower operating expenses as a percentage of revenue.

Floorplan Interest Expense

The $3.2 million increase in floorplan interest expense in 2003 compared to 2002 is primarily due to an approximately $2.8 million increase in expense as a result of an increase in the average outstanding balances of our floorplan facilities, mainly due to acquisitions. In addition, increased expense from interest rate swaps was responsible for $1.1 million of the increase. These increases were offset in part by a decrease in the LIBOR and the prime rates in 2003 compared to 2002.

The decrease in floorplan interest expense in 2002 compared to 2001 was primarily due to approximately $8.4 million in savings as a result of decreases in the effective interest rate on the floating rate credit lines, offset in part by a $4.1 million increase in expense as a result of an overall average increase in the outstanding balances of our floorplan facilities, mainly due to acquisitions. In addition to the interest expense on our flooring lines of credit, floorplan interest expense includes the interest expense related to our interest rate swaps.

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes. Changes in the weighted average interest rate on our debt in 2003 compared to 2002 decreased other interest expense by $259,000. Changes in the average outstanding balances in 2003 compared to 2002 resulted in increases to other interest expense of $355,000.

The $1.6 million decrease in other interest expense in 2002 compared to 2001 resulted from $3.2 million of savings due to lower interest rates in 2002 compared to 2001 and approximately $3.0 million in savings due to the pay-down of $78.0 million on our lines of credit in March 2002, following our equity offering. These decreases were offset in part by less capitalized interest on construction projects in progress in 2002 compared to 2001 and by an increase in the outstanding balances due to acquisitions and the financing of previously unfinanced real estate during 2002. The lower interest rates in 2002 are due in part to the refinancing of $15.2 million of fixed interest rate mortgage loans since November 2001, utilizing floating rate loans with Toyota Motor Credit and Ford Motor Credit.

Income Tax Expense

Our effective tax rate was 39.8% in 2003 compared to 38.8% in 2002 and 38.6% in 2001. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue remained flat in 2003 compared to 2002 as a result of improvements in gross margins being offset by increased operating expenses.

Net Income

Net income as a percentage of revenue increased 20 basis points in 2002 compared to 2001 as a result of increased revenues and lower operating expenses and interest expense, offset by a lower gross margin percentage.

Discontinued Operations

During 2003, we decided to sell certain of our stores and related franchises. We recognized a net gain on the sale of one of our stores classified as discontinued operations totaling $374,000, net of tax, in 2003, which is netted with loss from discontinued operations on our consolidated statement of operations. At December 31, 2003, we had $20.4 million of assets classified as assets held for sale on our balance sheet related to one store we intend to sell during 2004. The assets primarily include inventory and property, plant and equipment. We did not recognize any gain or loss on disposal of discontinued operations during 2002 or 2001.

We continually monitor the performance of each of our stores and make determinations to sell based on return on capital criteria.

Selected Consolidated Quarterly Financial Data

The following tables set forth our unaudited quarterly financial data for the quarterly periods presented.

	Three Months Ended,

	March 31	June 30	September 30	December 31

	(in thousands, except per share data)
2003
Revenues:
New vehicle sales	$308,494	$363,845	$411,358	$357,303
Used vehicle sales	172,096	191,092	196,280	166,079
Service, body and parts	56,485	61,032	67,849	65,950
Finance and insurance	20,410	22,478	25,071	22,023
Fleet and other	2,075	1,865	882	835

Total revenues	559,560	640,312	701,440	612,190
Cost of sales	471,073	538,573	588,636	512,111

Gross profit	88,487	101,739	112,804	100,079
Selling, general and administrative	74,229	79,585	83,904	75,571
Depreciation and amortization	2,131	2,254	2,504	2,704

Income from operations	12,127	19,900	26,396	21,804
Flooring interest expense	(3,546)	(3,672)	(3,324)	(3,455)
Other interest expense	(1,388)	(1,564)	(1,496)	(1,633)
Other, net	(147)	(255)	(243)	(306)

Income from continuing operations before income taxes	7,046	14,409	21,333	16,410
Income taxes	(2,731)	(5,808)	(8,491)	(6,531)

Income before discontinued operations	4,315	8,601	12,842	9,879
Discontinued operations, net of tax	(150)	(82)	39	103

Net income	$4,165	$8,519	$12,881	$9,982

Basic income per share from continuing operations	$0.24	$0.47	$0.70	$0.54
Basic income (loss) per share from discontinued operations	(0.01)	0.00	0.00	0.00

Basic net income per share	$0.23	$0.47	$0.70	$0.54

Diluted income per share from continuing operations	$0.24	$0.47	$0.69	$0.52
Diluted income (loss) per share from discontinued operations	(0.01)	(0.01)	0.00	0.01

Diluted net income per share	$0.23	$0.46	$0.69	$0.53

	Three Months Ended,

	March 31	June 30	September 30	December 31

	(in thousands except per share data )
2002
Revenues:
New vehicle sales	$252,043	$284,264	$370,158	$311,899
Used vehicle sales	176,981	180,697	193,565	164,517
Service, body and parts	48,413	51,670	59,631	56,668
Finance and insurance	17,006	19,383	21,166	20,221
Fleet and other	3,399	22,808	12,904	4,003

Total revenues	497,842	558,822	657,424	557,308
Cost of sales	418,742	470,253	557,309	467,400

Gross profit	79,100	88,569	100,115	89,908
Selling, general and administrative	64,100	69,571	75,795	70,844
Depreciation and amortization	1,553	1,697	1,892	2,050

Income from operations	13,447	17,301	22,428	17,014
Flooring interest expense	(2,244)	(2,763)	(2,813)	(2,955)
Other interest expense	(1,559)	(1,436)	(1,542)	(1,448)
Other, net	121	(161)	(216)	(333)

Income from continuing operations before income taxes	9,765	12,941	17,857	12,278
Income taxes	(3,769)	(4,996)	(6,956)	(4,759)

Income before discontinued operations	5,996	7,945	10,901	7,519
Discontinued operations, net of tax	395	(10)	(172)	(258)

Net income	$6,391	$7,935	$10,729	$7,261

Basic income per share from continuing operations	$0.40	$0.44	$0.61	$0.42
Basic income (loss) per share from discontinued operations	0.03	0.00	(0.01)	(0.02)

Basic net income per share	$0.43	$0.44	$0.60	$0.40

Diluted income per share from continuing operations	$0.39	$0.43	$0.60	$0.41
Diluted income (loss) per share from discontinued operations	0.03	0.00	(0.01)	(0.01)

Diluted net income per share	$0.42	$0.43	$0.59	$0.40

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

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses and capital requirements for at least twelve months from December 31, 2003.

Our free cash flow in 2003, defined as net income plus depreciation minus dividends and maintenance (unfinanceable) capital expenditures was approximately $31.9 million. In 2002 and 2001, free cash flow was $33.8 million and $26.0 million, respectively. The reconciliation of net income to free cash flow is as follows (in thousands):

Year Ended December 31,	2003	2002	2001

Net income	$35,547	$32,316	$21,754
Depreciation	9,593	7,192	8,690
Dividends	(2,575)	—	—
Maintenance capital expenditures	(10,678)	(5,691)	(4,439)

Free cash flow	$31,887	$33,817	$26,005

Our inventories decreased slightly to $445.3 million at December 31, 2003 from $445.9 million at December 31, 2002 due primarily to efficiencies gained from the implementation of our new centralized inventory control process, offset by acquisitions. Our new and used flooring notes payable increased to $435.2 million at December 31, 2003 from $427.6 million at December 31, 2002 due to a higher percentage of used vehicles being financed as well as an increase in new vehicle inventory and a decrease in used vehicle inventory. New vehicles are financed at approximately 100% and used vehicles are financed at approximately 80%. Our days supply of new vehicles decreased by approximately 5 days at December 31, 2003 compared to December 31, 2002. Our days supply of used vehicles also decreased by approximately 5 days at December 31, 2003 compared to December 31, 2002. Our used vehicle inventories are at lowest levels for this time of year compared to the last five years. We believe that our new and used vehicle inventories are at appropriate levels at this time.

Assets of discontinued operations held for sale include inventory and property, plant and equipment related to one store held for sale and are recorded on our balance sheet at the lower of book value or estimated fair market value, less applicable selling costs.

Primarily as a result of the acquisition of eleven stores in 2003, our goodwill and other intangibles increased $29.8 million to $236.0 million at December 31, 2003 compared to $206.2 million at December 31, 2002.

In 2003, our Board of Directors approved dividends on our Class A and Class B common stock of $0.07 per share for both the second and third quarters of 2003. The dividends totaled $2.6 million. In February 2004, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.07 per share for the fourth quarter of 2003, which will total approximately $1.3 million. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through October 2003, we have purchased a total of 59,400 shares under this program and may continue to do so from time to time in the future as conditions warrant. However, the recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place. With the dividend, we are able to offer an immediate and tangible return to our shareholders without reducing our already limited market float, which occurs when we repurchase shares.

In February 2003 we entered into a working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC totaling up to $200 million, which expires in February 2006, with interest due monthly. In December 2003, Toyota Motor Credit joined DaimlerChrysler in syndication on this credit facility. None of the terms of the credit facility were changed.

The credit line with DaimlerChrysler Services is cross-collateralized and secured by cash and cash equivalents, new and used vehicles that are not specifically financed by other lenders, parts inventories, accounts receivable, intangible assets and equipment. We pledged to DaimlerChrysler Services the stock of all of our subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores.

The financial covenants in our agreement with DaimlerChrysler Services require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels. At December 31, 2003, we were in compliance with all of the covenants of this agreement.

Toyota Motor Credit Corporation, Ford Motor Credit and General Motors Acceptance Corporation have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Services and Toyota Motor Credit Corporation serving as the primary lenders for substantially all other brands. These new vehicle lines are secured by new vehicle inventory of the relevant brands.

We also have a real estate line of revolving credit with Toyota Motor Credit totaling $40 million, which expires in May 2005. This line of credit is secured by the real estate financed under this line of credit.

In February 2004, our U.S. Bank N.A. credit facility agreement was amended to provide for a $50.0 million revolving line of credit for leased vehicles and equipment purchases, which expires January 31, 2006. Previously, the amount available under this line of credit was $35.0 million and it was set to expire January 31, 2005.

Interest rates on all of the above facilities ranged from 2.62% to 3.87% at December 31, 2003. Amounts outstanding on the lines at December 31, 2003 together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at	Remaining Availability as
	December 31, 2003	of December 31, 2003

New and program vehicle lines	$378,961	$		*
Working capital and used vehicle line	117,000		83,000	**
Real estate line	9,018		30,982
Equipment/leased vehicle line	35,000		—

	$539,979		$113,982	*

*	There are no formal limits on the new and program vehicle lines with certain lenders.

**	As limited by the terms of the line regarding the borrowing base.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2003 is as follows (in thousands):

	Payments Due By Period

Contractual			2005 and	2007 and	2009 and
Obligation	Total	2004	2006	2008	beyond

Floorplan Notes	$435,228	$378,961	$56,267	$—	$—
Lines of Credit and Long-Term Debt	192,766	14,299	105,097	46,719	26,651
Capital Commitments	5,244	5,244	—	—	—
Operating Leases	147,150	19,975	38,031	34,360	54,784

	$780,388	$418,479	$199,395	$81,079	$81,435

Our capital commitments of $5.2 million at December 31, 2003 were for the construction of one new store facility and additions to three existing facilities and the remodel of four facilities. The new facility will be a Hyundai store in Anchorage, Alaska. We have already incurred $7.5 million for these projects. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

In addition, we have recorded a reserve for our estimated contractual obligations related to potential charge-backs for vehicle service contracts and lifetime oil change contracts that are terminated early by the customer. At December 31, 2003, this reserve totaled $9.8 million. Based on past experience, we estimate that the $9.8 million will be paid out as follows: $5.5 million in 2004; $2.6 million in 2005; $1.1 million in 2006; $0.4 million in 2007; and $0.2 million thereafter.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported amounts of revenues and expenses at the date of the financial statements. Some of our accounting policies require us to make difficult and subjective judgments on matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on assumptions made by management. While we have made our best estimates based on facts and circumstances available to us at the time, different estimates could have been used in the current period. Changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include service contract and lifetime oil contract income recognition, finance fee income recognition, workers’ compensation insurance premium accrual, assessment of recoverability of goodwill and other intangible assets, and used vehicle inventory valuations. We also have other key accounting policies, such as our policies for valuation of accounts receivable, expense accruals and other revenue recognition. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ from these estimates.

Service Contract and Lifetime Oil Change Contract Income Recognition

We receive fees from the sale of vehicle service contracts and lifetime oil contracts to customers. The contracts are sold through an unrelated third party, but we may be charged back for a portion of the fees in the event of early termination of the contracts by customers. We have established a reserve for estimated future charge-backs based on an analysis of historical charge-backs in conjunction with termination provisions of the applicable contracts. At December 31, 2003 and 2002, this reserve totaled $9.8 million and $9.3 million, respectively, and is included in accrued liabilities and other long-term liabilities on our consolidated balance sheets. We may also participate in future underwriting profit, pursuant to retrospective commission arrangements, that would be recognized as income upon receipt.

Finance Fee Income Recognition

We receive finance fees from various financial institutions when we arrange financing for our customers on a non-recourse basis. We may be charged back for a portion of the financing fee income when the customer pays off their loan prior to the guidelines agreed to by the various financial institutions. We have established a reserve for potential net charge-backs and cancellations based on historical experience, which typically result if the customer pays off their loan during the 90 to 180 days after receiving financing. At December 31, 2003 and 2002, this reserve totaled $403,000 and $448,000, respectively, and is included in accrued liabilities on our consolidated balance sheets.

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

Intangible Assets

We review our goodwill and other identifiable intangible assets for impairment at least annually by applying a fair-value based test using discounted estimated cash flows. Discounted future cash flows are prepared by applying a growth rate to historical revenues. Growth rates are calculated individually for each region with data derived from the U.S. Census Bureau on population growth and the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. The discount rate applied to the future cash flows is derived from a Capital Asset Pricing Model which factors in an equity risk premium and a risk free rate. The review is conducted more frequently than annually if events or circumstances occur that warrant a review. Our other identifiable intangible assets primarily include the franchise value of the business units, which is considered to have an indefinite life and not subject to amortization, but rather is included in the fair-value based testing. Impairment could occur if the operating business unit does not meet the determined fair-value testing. At such point, an impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. During 2003 and 2002, we concluded that there was no impairment. At December 31, 2003 and 2002, goodwill and other identifiable intangible assets totaled $236.0 million and $206.2 million, respectively.

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

Recent Accounting Pronouncements

See Note 17 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We use variable-rate debt to finance our new and program vehicle inventory and certain real estate holdings. The interest rates on our variable rate debt are tied to either the one or three-month LIBOR or the prime rate. These debt obligations therefore expose us to variability in interest payments due to changes in these rates. The flooring debt is based on open-ended lines of credit tied to each individual store from the various manufacturer finance companies. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

Our variable-rate flooring notes payable and other credit line borrowings subject us to market risk exposure. At December 31, 2003, we had $575.0 million outstanding under such agreements at interest rates ranging from 2.62% to 5.16% per annum. A 10% increase in interest rates to 2.88% to 5.68%, respectively, would increase annual interest expense by approximately $468,000, net of tax, based on amounts outstanding on the lines of credit at December 31, 2003.

Fixed Rate Debt

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall because we could refinance for a lower rate. Conversely, the fair value of fixed interest rate debt will decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows. At December 31, 2003, we had $53.0 million of long-term fixed interest rate debt outstanding with maturity dates of between January 2005 and May 2022. Based on discounted cash flows, we have determined that the fair market value of our long-term fixed interest rate debt was approximately $52.2 million at December 31, 2003.

Hedging Strategies

We believe it is prudent to limit the variability of a portion of our interest payments. Accordingly, we have entered into interest rate swaps to manage the variability of our interest rate exposure, thus leveling a portion of our interest expense in a rising or falling rate environment.

We have effectively changed the variable-rate cash flow exposure on a portion of our flooring debt to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating fixed rate flooring debt.

We do not enter into derivative instruments for any purpose other than to manage interest rate exposure. That is, we do not speculate using derivative instruments.

As of December 31, 2003, we have outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•	effective September 1, 2000 – a five year, $25 million interest rate swap at a fixed rate of 6.88% per annum, variable rate adjusted on the 1st and 16th of each month

•	effective January 26, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.265% per annum, variable rate adjusted on the 26th of each month

•	effective February 18, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.30% per annum, variable rate adjusted on the 1st and 16th of each month

•	effective November 18, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.65% per annum, variable rate adjusted on the 1st and 16th of each month

•	effective November 26, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.63% per annum, variable rate adjusted on the 26th of each month

We earn interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2003 was 1.12% per annum.

The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. These amounts are recorded as deferred gains or losses in our consolidated balance sheet with the offset recorded in accumulated other comprehensive income, net of tax. The amount of deferred gains and (losses) at December 31, 2003 were $0 and $(2.4) million respectively. The difference between interest earned and the interest obligation results in a monthly settlement which is reclassified from accumulated other comprehensive income to the statement of operations as incremental flooring interest expense. The resulting cash settlement reduces the amount of deferred gains and losses. Because the critical terms of the interest rate swaps and the underlying debt obligations are the same, there was no ineffectiveness recorded in interest expense.

If, in the future, the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination date, or if it became probable that the hedged variable cash flows associated with the variable rate borrowings would stop, we would be required to reclassify into earnings all or a portion of the deferred gains or losses on cash flow hedges included in accumulated other comprehensive income.

Incremental flooring interest expense recognized, net of tax, related to the reclassification of amounts in accumulated other comprehensive income was $2.2 million, $1.5 million and $832,000, respectively, in 2003, 2002 and 2001. Interest expense savings, net of tax, on un-hedged debt as a result of decreasing interest rates, based on interest rates effective as of January 1, 2001 was approximately $12.4 million, $10.0 million and $4.1 million, respectively, in 2003, 2002 and 2001. Interest expense savings, net of tax, on un-hedged debt as a result of decreasing interest rates, based on interest rates effective as of January 1 of each year was $415,000, $139,000 and $4.1 million, respectively, in 2003, 2002 and 2001. As of December 31, 2003, approximately 71.7% of our total debt outstanding was subject to un-hedged variable rates of interest.

At current interest rates, we estimate that we will incur additional interest expense, net of tax, of approximately $2.3 million related to our interest rate swaps during 2004.

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

Item 8. Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2003 is included in Item 7.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this item will be included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Audit Committee Financial Expert, Code of Ethics, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included under the captions Director Compensation, Executive Compensation and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The information required by this item will be included under the caption Certain Relationships and Related Transactions in our Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item is included under the caption Independent Auditors in the Proxy Statement for our 2004 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

There are no schedules required to be filed herewith.

(b)  Reports on Form 8-K

We filed one report on Form 8-K during the quarter ended December 31, 2003 pursuant to Item 12. Results of Operations and Financial Condition dated September 30, 2003 regarding our financial results for our third quarter of 2003.

(c)  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit		Description

3.1	(a)	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999.

3.2	(b)	Bylaws of Lithia Motors, Inc.

4	(b)	Specimen Common Stock certificate

10.1*	(b)	1996 Stock Incentive Plan

10.2*	(c)	Amendment No. 1 to the Lithia Motors, Inc. 1996 Stock Incentive Plan

10.2.1*	(b)	Form of Incentive Stock Option Agreement (1)

10.3*	(b)	Form of Non-Qualified Stock Option Agreement (1)

10.4*	(d)	1997 Non-Discretionary Stock Option Plan for Non-Employee Directors

10.5*	(l)	1998 Employee Stock Purchase Plan, as amended

10.6*	(f)	Lithia Motors, Inc. 2001 Stock Option Plan

Exhibit		Description

10.6.1*	(g)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.6.2*	(g)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

10.7*	(m)	2003 Stock Incentive Plan

10.8*	(m)	2003 Executive Bonus Plan

10.9	(a)	Chrysler Corporation Sales and Service Agreement General Provisions

10.9.1	(h)	Chrysler Corporation Chrysler Sales and Service Agreement, dated September 28, 1999, between Chrysler Corporation and Lithia Chrysler Plymouth Jeep Eagle, Inc. (Additional Terms and Provisions to the Sales and Service Agreements are in Exhibit 10.9) (2)

10.10	(b)	Mercury Sales and Service Agreement General Provisions

10.10.1	(e)	Supplemental Terms and Conditions agreement between Ford Motor Company and Lithia Motors, Inc. dated June 12, 1997.

10.10.2	(e)	Mercury Sales and Service Agreement, dated June 1, 1997, between Ford Motor Company and Lithia TLM, LLC dba Lithia Lincoln Mercury (general provisions are in Exhibit 10.10) (3)

10.11	(e)	Volkswagen Dealer Agreement Standard Provisions

10.11.1	(a)	Volkswagen Dealer Agreement dated September 17, 1998, between Volkswagen of America, Inc. and Lithia HPI, Inc. dba Lithia Volkswagen. (standard provisions are in Exhibit 10.11) (4)

10.12	(b)	General Motors Dealer Sales and Service Agreement Standard Provisions

10.12.1	(a)	Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement dated January 16, 1998.

10.12.2	(i)	Chevrolet Dealer Sales and Service Agreement dated October 13, 1998 between General Motors Corporation, Chevrolet Motor Division and Camp Automotive, Inc. (5)

10.13	(b)	Toyota Dealer Agreement Standard Provisions

10.13.1	(a)	Toyota Dealer Agreement, between Toyota Motor Sales, USA, Inc. and Lithia Motors, Inc., dba Lithia Toyota, dated February 15, 1996. (6)

10.14	(e)	Nissan Standard Provisions

10.14.1	(a)	Nissan Public Ownership Addendum dated August 30, 1999 (identical documents executed by each Nissan store).

10.14.2	(e)	Nissan Dealer Term Sales and Service Agreement between Lithia Motors, Inc., Lithia NF, Inc., and the Nissan Division of Nissan Motor Corporation In USA dated January 2, 1998. (standard provisions are in Exhibit 10.14) (7)

10.15	(j)	Credit Agreement dated February 25, 2003 between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc.

10.15.1		First Amendment dated as of August 12, 2003 to Credit Agreement dated February 25, 2003 between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc.

10.16	(j)	Amended and Restated Loan Agreement dated December 28, 2001 between Lithia Financial Corporation, Lithia Motors, Inc. and Lithia SALMIR, Inc. and U.S. Bank National Association.

Exhibit		Description

10.16.1	(j)	Consent, Waiver and Amendment dated January 31, 2003 to Loan Agreement dated December 28, 2001 between Lithia Financial Corporation, Lithia Motors, Inc., Lithia SALMIR, Inc. and Lithia Aircraft, Inc. and U.S. Bank National Association.

10.16.2	(k)	Second Amendment, dated April 2, 2003, to Amended and Restated Loan Agreement, dated December 28, 2001, between Lithia Financial Corporation, Lithia Motors, Inc., Lithia Aircraft, Inc. and Lithia SALMIR, Inc. and U.S. Bank National Association

10.16.3		Third Amendment dated as of February 6, 2004 to Amended and Restated Loan Agreement dated December 28, 2001 between Lithia Financial Corporation, Lithia Motors, Inc. and Lithia SALMIR, Inc. and U.S. Bank National Association.

10.17	(j)	Amended and Restated Revolving Loan and Security Agreement dated May 10, 2002 between Toyota Motor Credit Corporation and Lithia Real Estate, Inc.

10.17.1	(l)	Modification No. 1 dated June 16, 2003 to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust

10.18	(a)	Lease Agreement between CAR LIT, L.L.C. and Lithia Real Estate, Inc. relating to properties in Medford, Oregon.(8)

21		Subsidiaries of Lithia Motors, Inc.

23		Consent of KPMG LLP

31.1		Certification of Sidney B. DeBoer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Jeffrey B. DeBoer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Sidney B. DeBoer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Jeffrey B. DeBoer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99		Risk Factors

(a)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.

(b)	Incorporated by reference from the Company’s Registration Statement on Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities Exchange Commission on December 18, 1996.

(c)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998.

(d)	Incorporated by reference from the Company’s Registration Statement on Form S-8, Registration Statement No. 333-45553, as filed with the Securities Exchange Commission on February 4, 1998.

(e)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998.

(f)	Incorporated by reference from Appendix B to the Company’s Proxy Statement for its 2001 Annual Meeting as filed with the Securities and Exchange Commission on May 8, 2001.

(g)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on February 22, 2002.

(h)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on November 14, 2001.

(i)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999.

(j)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.

(k)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003.

(l)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.

(m)	Incorporated by reference from the Company’s Form 8-K filed April 28, 2003.

(1)	The board of directors adopted the new stock option agreement forms when it adopted the 2001 Stock Option Plan; and, although no longer being used to grant new stock options, these option agreements remain in effect as there are outstanding stock options issued under these stock option agreements.

(2)	Substantially identical agreements exist between DaimlerChrysler Motor Company, LLC and those other subsidiaries operating Dodge, Chrysler, Plymouth or Jeep dealerships.

(3)	Substantially identical agreements exist for its Ford and Lincoln-Mercury lines between Ford Motor Company and those other subsidiaries operating Ford or Lincoln-Mercury dealerships.

(4)	Substantially identical agreements exist between Volkswagen of America, Inc. and those subsidiaries operating Volkswagen dealerships.

(5)	Substantially identical agreements exist between Chevrolet Motor Division, GM Corporation and those other subsidiaries operating General Motors dealerships.

(6)	Substantially identical agreements exist (except the terms are all 2 years) between Toyota Motor Sales, USA, Inc. and those other subsidiaries operating Toyota dealerships.

(7)	Substantially identical agreements exist between Nissan Motor Corporation and those other subsidiaries operating Nissan dealerships.

(8)	Lithia Real Estate, Inc. leases all the property in Medford, Oregon sold to CAR LIT, LLC under substantially identical leases covering six separate blocks of property.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 12, 2004	LITHIA MOTORS, INC.

	By	/s/ SIDNEY B. DEBOER

Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2004:

Signature	Title

/s/ SIDNEY B. DEBOER	Chairman of the Board and
Chief Executive Officer
Sidney B. DeBoer	(Principal Executive Officer)

/s/ JEFFREY B. DEBOER	Senior Vice President and Chief Financial Officer
(Principal Financial Officer)
Jeffrey B. DeBoer

/s/ LINDA A. GANIM	Vice President and Chief Accounting Officer
(Principal Accounting Officer)
Linda A. Ganim

/s/ M. L. DICK HEIMANN	Director, President and
Chief Operating Officer
M. L. Dick Heimann

/s/ R. BRADFORD GRAY	Director and Executive Vice President

R. Bradford Gray

/s/ THOMAS BECKER	Director

Thomas Becker

/s/ PHILIP J. ROMERO	Director

Philip J. Romero

/s/ GERALD F. TAYLOR	Director

Gerald F. Taylor

/s/ WILLIAM J. YOUNG	Director

William J. Young

Independent Auditors’ Report

The Board of Directors and Shareholders
Lithia Motors, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lithia Motors, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the financial statements, effective July 1, 2001, the Company adopted the provisions of SFAS No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as required for goodwill and intangible assets resulting from business combinations consummated after June 30, 2001. Effective January 1, 2002, the Company adopted the remaining provisions of SFAS No. 142.

/s/ KPMG LLP

Portland, Oregon
February 6, 2004

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,

	2003	2002

Assets
Current Assets:
Cash and cash equivalents	$74,408	$15,932
Contracts in transit	44,709	41,493
Trade receivables, net of allowance for doubtful accounts of $413 and $455	42,199	40,680
Notes receivable, current portion, net of allowance for doubtful accounts of $49 and $247	208	167
Inventories, net	445,281	445,908
Vehicles leased to others, current portion	5,747	5,341
Prepaid expenses and other	3,392	5,707
Assets held for sale	20,408	—
Deferred income taxes	585	550

Total Current Assets	636,937	555,778
Land and buildings, net of accumulated depreciation of $5,683 and $3,618	164,676	118,696
Equipment and other, net of accumulated depreciation of $18,315 and $14,602	62,637	58,215
Notes receivable, less current portion	676	881
Vehicles leased to others, less current portion	10	19
Goodwill	207,027	185,212
Other intangible assets, net of accumulated amortization of $351 and $330	28,946	20,985
Other non-current assets	1,873	2,263

Total Assets	$1,102,782	$942,049

Liabilities and Stockholders’ Equity
Current Liabilities:
Flooring notes payable	$378,961	$364,635
Current maturities of long-term debt	14,299	4,466
Trade payables	24,402	19,445
Accrued liabilities	46,164	40,924
Liabilities held for sale	13,045	—

Total Current Liabilities	476,871	429,470
Used Vehicle Flooring Facility	56,267	63,000
Real Estate Debt, less current maturities	80,159	73,798
Other Long-Term Debt, less current maturities	98,308	30,914
Deferred Revenue	875	1,617
Other Long-Term Liabilities	7,235	9,581
Deferred Income Taxes	24,141	13,676

Total Liabilities	743,856	622,056

Stockholders’ Equity:
Preferred stock — no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock — no par value; authorized 100,000 shares; issued and outstanding 14,693 and 14,299	208,187	203,577
Class B common stock — no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	1,231	929
Accumulated other comprehensive loss	(1,468)	(2,517)
Retained earnings	150,508	117,536

Total Stockholders’ Equity	358,926	319,993

Total Liabilities and Stockholders’ Equity	$1,102,782	$942,049

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,

	2003	2002	2001

Revenues:
New vehicle sales	$1,441,000	$1,218,364	$926,981
Used vehicle sales	725,547	715,760	564,049
Service, body and parts	251,316	216,382	173,114
Finance and insurance	89,982	77,776	62,856
Fleet and other	5,657	43,114	40,593

Total revenues	2,513,502	2,271,396	1,767,593
Cost of sales	2,110,393	1,913,704	1,478,528

Gross profit	403,109	357,692	289,065
Selling, general and administrative	313,289	280,310	224,501
Depreciation — buildings	2,096	2,405	1,261
Depreciation and amortization — other	7,497	4,787	7,429

Income from operations	80,227	70,190	55,874
Other income (expense):
Floorplan interest expense	(13,997)	(10,775)	(13,652)
Other interest expense	(6,081)	(5,985)	(7,546)
Other income, net	(951)	(589)	(298)

	(21,029)	(17,349)	(21,496)

Income from continuing operations before income taxes	59,198	52,841	34,378
Income taxes	(23,561)	(20,480)	(13,270)

Income before discontinued operations	35,637	32,361	21,108
Income (loss) from discontinued operations, net of income taxes (benefit) of $59, 30 and $(405)	(90)	(45)	646

Net income	$35,547	$32,316	$21,754

Basic income per share from continuing operations	$1.95	$1.88	$1.58
Basic income (loss) per share from discontinued operations	(0.01)	—	0.05

Basic net income per share	$1.94	$1.88	$1.63

Shares used in basic net income per share	18,289	17,233	13,371

Diluted income per share from continuing operations	$1.92	$1.84	$1.55
Diluted income per share from discontinued operations	—	—	0.05

Diluted net income per share	$1.92	$1.84	$1.60

Shares used in diluted net income per share	18,546	17,598	13,612

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2001, 2002, and 2003
(In thousands, except share data)

			Common Stock
	Series M Preferred Stock		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2000	14,859	$8,915	8,412,087	$108,565	4,087,000	$508
Comprehensive income:
Net income	—	—	—	—	—	—
Unrealized loss on investments, net	—	—	—	—	—	—
Cash flow hedges:
Cumulative effect of adoption of SFAS 133, net of tax effect of $594	—	—	—	—	—	—
Net derivative losses, net of tax effect of $1,237	—	—	—	—	—	—
Reclassification adjustment of interest rate swaps, net of tax effect of $(523)	—	—	—	—	—	—
Total comprehensive income
Issuance of stock in connection with employee stock plans	—	—	169,492	1,873	—	—
Conversion of Series M Preferred Stock	(5,183)	(3,109)	265,247	3,109	—	—
Conversion of Class B Common Stock	—	—	47,281	6	(47,281)	(6)
Compensation for stock option issuances	—	—	—	—	—	—

Balance at December 31, 2001	9,676	5,806	8,894,107	113,553	4,039,719	502
Comprehensive income:
Net income	—	—	—	—	—	—
Unrealized gain on investments, net	—	—	—	—	—	—
Cash flow hedges:
Net derivative losses, net of tax effect of $1,234	—	—	—	—	—	—
Reclassification adjustment of interest rate swaps, net of tax effect of $(963)	—	—	—	—	—	—
Total comprehensive income
Issuance of stock in connection with public offering	—	—	4,500,000	77,198	—	—
Issuance of stock in connection with acquisition	—	—	25,000	475	—	—
Issuance of stock in connection with employee stock plans	—	—	352,836	5,067	—	—
Conversion and redemption of Series M Preferred Stock	(9,676)	(5,806)	249,311	7,250	—	—
Conversion of Class B Common Stock	—	—	277,488	34	(277,488)	(34)
Compensation for stock option issuances and tax benefits from option exercises	—	—	—	—	—	—

Balance at December 31, 2002	—	—	14,298,742	203,577	3,762,231	468
Comprehensive income:
Net income	—	—	—	—	—	—
Unrealized gain on investments, net	—	—	—	—	—	—
Cash flow hedges:
Net derivative losses, net of tax effect of $833	—	—	—	—	—	—
Reclassification adjustment of interest rate swaps, net of tax effect of $(1,442)	—	—	—	—	—	—
Total comprehensive income
Issuance of stock in connection with employee stock plans	—	—	413,485	4,825	—	—
Compensation for stock option issuances and tax benefits from option exercises	—	—	—	—	—	—
Dividends paid	—	—	—	—	—	—
Repurchase of Class A shares	—	—	(19,400)	(215)	—	—

Balance at December 31, 2003	—	$—	14,692,827	$208,187	3,762,231	$468

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Accumulated
		Other
		Compre-
	Additional	hensive		Total
	Paid In	Income	Retained	Stockholders’
	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2000	$306	$15	$63,466	$181,775
Comprehensive income:
Net income	—	—	21,754	21,754
Unrealized loss on investments, net	—	(26)	—	(26)
Cash flow hedges:
Cumulative effect of adoption of SFAS 133, net of tax effect of $594	—	(948)	—	(948)
Net derivative losses, net of tax effect of $1,237	—	(1,963)	—	(1,963)
Reclassification adjustment of interest rate swaps, net of tax effect of $(523)	—	831	—	831

Total comprehensive income				19,648
Issuance of stock in connection with employee stock plans	—	—	—	1,873
Conversion of Series M Preferred Stock	(20)	—	—	(20)
Conversion of Class B Common Stock	—	—	—	—
Compensation for stock option issuances	221	—	—	221

Balance at December 31, 2001	507	(2,091)	85,220	203,497
Comprehensive income:
Net income	—	—	32,316	32,316
Unrealized gain on investments, net	—	3	—	3
Cash flow hedges:
Net derivative losses, net of tax effect of $1,234	—	(1,948)	—	(1,948)
Reclassification adjustment of interest rate swaps, net of tax effect of $(963)	—	1,519	—	1,519

Total comprehensive income				31,890
Issuance of stock in connection with public offering	—	—	—	77,198
Issuance of stock in connection with acquisition	—	—	—	475
Issuance of stock in connection with employee stock plans	—	—	—	5,067
Conversion and redemption of Series M Preferred Stock	(11)	—	—	1,433
Conversion of Class B Common Stock	—	—	—	—
Compensation for stock option issuances and tax benefits from option exercises	433	—	—	433

Balance at December 31, 2002	929	(2,517)	117,536	319,993
Comprehensive income:
Net income	—	—	35,547	35,547
Unrealized gain on investments, net	—	8	—	8
Cash flow hedges:
Net derivative losses, net of tax effect of $833	—	(1,140)	—	(1,140)
Reclassification adjustment of interest rate swaps, net of tax effect of $(1,442)	—	2,181	—	2,181

Total comprehensive income				36,596
Issuance of stock in connection with employee stock plans	—	—	—	4,825
Compensation for stock option issuances and tax benefits from option exercises	302	—	—	302
Dividends paid	—	—	(2,575)	(2,575)
Repurchase of Class A shares	—	—	—	(215)

Balance at December 31, 2003	$1,231	$(1,468)	$150,508	$358,926

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income	$35,547	$32,316	$21,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,593	7,192	8,690
Depreciation and amortization of discontinued operations	702	621	585
Compensation expense related to stock option issuances	185	169	221
(Gain) loss on sale of assets	(586)	77	(43)
(Gain) loss on sale of vehicles leased to others	127	58	(20)
Gain on sale of franchise	(919)	(50)	(352)
Deferred income taxes	10,235	4,963	(97)
Equity in (income) loss of affiliate	13	(4)	87
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(695)	(4,512)	(1,007)
Contracts in transit	(3,080)	1,626	(8,079)
Inventories	38,466	(107,126)	64,200
Prepaid expenses and other	2,794	(1,126)	654
Other non-current assets	347	1,473	(663)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	(12,390)	106,583	(58,321)
Trade payables	4,785	2,032	3,243
Accrued liabilities	6,586	2,539	10,958
Other long-term liabilities and deferred revenue	(3,397)	835	(630)

Net cash provided by operating activities	88,313	47,666	41,180
Cash flows from investing activities:
Notes receivable issued	(106)	(178)	(902)
Principal payments received on notes receivable	365	1,410	2,715
Capital expenditures:
Non-financeable	(10,678)	(5,691)	(4,439)
Financeable	(32,448)	(32,792)	(26,247)
Proceeds from sale of assets	441	1,672	7,635
Proceeds from sale of vehicles leased to others	920	2,219	4,675
Expenditures for vehicles leased to others	(6,650)	(7,372)	(6,228)
Cash paid for other investments	—	(384)	—
Cash paid for acquisitions, net of cash acquired	(63,799)	(81,698)	(45,496)
Cash from sale of franchises	3,542	535	7,060
Distribution from affiliate	33	—	—

Net cash used in investing activities	(108,380)	(122,279)	(61,227)
Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	58,317	(28,000)	24,000
Principal payments on long-term debt and capital leases	(4,631)	(11,223)	(9,908)
Proceeds from issuance of long-term debt	22,845	33,055	17,089
Repurchase of common stock	(215)	—	—
Redemption of Series M Preferred Stock	—	(4,366)	—
Proceeds from issuance of common stock	4,802	82,265	1,853
Dividends paid	(2,575)	—	—

Net cash provided by financing activities	78,543	71,731	33,034

Increase (decrease) in cash and cash equivalents	58,476	(2,882)	12,987
Cash and cash equivalents:
Beginning of year	15,932	18,814	5,827

End of year	$74,408	$15,932	$18,814

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$20,733	$17,395	$24,061
Cash paid during the period for income taxes	9,596	16,541	12,657
Supplemental schedule of noncash investing and financing activities:
Stock issued in connection with acquisitions	$—	$475	$—
Debt assumed/issued in connection with acquisitions	324	3,314	—
Termination of capital lease	—	—	58
Assets acquired with debt	—	—	6,982
Assets acquired through real estate exchange	1,987	—	—
Debt extinguished through refinancing	12,350	4,360	10,840

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC.
AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 and 2001

(1) Summary of Significant Accounting Policies

     Organization and Business

     We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of December 31, 2003, we offered 25 brands of new vehicles through 147 franchises in 78 stores in the Western United States and over the Internet. As of December 31, 2003, we operated 16 stores in Oregon, 13 in California, 11 in Washington, 8 in Texas, 7 in Idaho, 7 in Colorado, 5 in Nevada, 4 in Alaska, 2 in South Dakota, 2 in Nebraska, 2 in Montana and 1 in Oklahoma. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

     Principles of Consolidation

     The accompanying financial statements reflect the results of operations, the financial position, and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly-owned subsidiaries. All significant intercompany accounts and transactions, consisting principally of intercompany sales, have been eliminated upon consolidation.

     Cash and Cash Equivalents

     Cash and cash equivalents are defined as cash on hand and cash in bank accounts.

     Contracts in Transit

     Contracts in transit relate to amounts due from various lenders for the financing of vehicles sold and are typically received within five days of selling a vehicle.

     Trade Receivables

     Trade receivables include amounts due from customers for vehicles and service and parts business, from manufacturers for factory rebates, dealer incentives and warranty reimbursement, from insurance companies, finance companies and other miscellaneous receivables. Receivables are recorded at invoice cost and do not bear interest until such time as they are 60 days past due. Reserves for uncollectible accounts are estimated based on our historical write-off experience and are reviewed on a monthly basis. Account balances are charged off against the reserve after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers.

     Inventories

     We account for inventories, using the specific identification method for new and used vehicles and the first-in first-out (FIFO) method for parts. The cost of used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories are valued at the lower of market value or cost.

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

     Assets and Liabilities Held for Sale

     Assets held for sale include inventory and property, plant and equipment related to one store held for sale and, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” are recorded on our balance sheet at the lower of book value or estimated fair market value, less applicable selling costs. Liabilities held for sale include flooring notes payable at contract value related to the store held for sale.

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

     Long-Lived Asset Impairment

     Long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate. Long-lived assets to be disposed of by sale are valued at the lower of book value or fair value less cost to sell.

     Goodwill and Other Identifiable Intangible Assets

     Goodwill represents the excess purchase price over fair value of net assets acquired, which is not allocable to separately identifiable intangible assets. Other identifiable intangible assets represents the franchise value of stores acquired since July 1, 2001 and non-compete agreements. Except for our non-compete agreements, all of our other identifiable intangible assets have indefinite useful lives.

     We determined that our franchise agreements have indefinite useful lives based on the following:

•	Certain of our franchise agreements continue indefinitely by their terms;

•	Certain of our franchise agreements have limited terms, but are routinely renewed without substantial cost to us;

In the established retail automotive franchise industry, we are not aware of manufacturers terminating franchise agreements against the wishes of the franchise owners and we have never had a franchise agreement terminated against our wishes. A manufacturer may pressure a franchise owner to sell a franchise when they are in breach of the franchise agreement over an extended period of time. The franchise owner is typically able to sell the franchise for market value.

•	State dealership franchise laws typically limit the rights of the manufacturer to terminate or not renew a franchise unless there has been illegal activity on the part of the franchise owner;

•	We are not aware of any legislation or other factors that would materially change the retail automotive franchise system; and

•	As evidenced by our acquisition history, there is an active market for automotive dealership franchises within the United States. We attribute value to the franchise agreements acquired with the dealerships we purchase based on the understanding and industry practice that the franchise agreements will be renewed indefinitely by the manufacturer.

     Accordingly, we have determined that our franchise agreements will continue to contribute to our cash flows indefinitely and, therefore, have indefinite lives.

     Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” which was adopted in the first quarter of 2002, goodwill and other identifiable intangible assets with indefinite useful lives are no longer amortized, but, instead, tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. The impairment test is a two step process. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill and other identifiable intangible assets. If the fair value of the reporting unit exceeds the carrying amount, goodwill and other identifiable intangible assets are not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step includes determining the implied fair value through further market research. The implied fair value of goodwill and other identifiable intangible assets is then compared with the carrying amount to determine if an impairment loss is recorded.

     We adopted the provisions of SFAS No. 141 “Business Combinations” effective July 1, 2001. Upon adoption of SFAS No. 142, SFAS No. 141 required that we evaluate our existing intangible assets and goodwill that were acquired in prior purchase business combinations and make any necessary reclassifications in order to conform with the criteria in SFAS No. 141 for recognition apart from goodwill. We did not reclassify any intangibles upon adoption of SFAS No. 142.

     We tested our goodwill and other identifiable intangible assets for impairment utilizing the discounted cash flows method in accordance with the provisions of SFAS No. 142 as of December 31, 2003 and determined that no impairment losses were required to be recognized. Growth rates utilized in the calculation were derived from the U.S. Census Bureau on population growth and the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. The discount rate applied to the future cash flows was derived from a Capital Asset Pricing Model, which factors in an equity risk premium and a risk free rate.

     The following table discloses what reported net income would have been in the year ended December 31, 2001, which was prior to the adoption of SFAS No. 142, exclusive of amortization expense (including any related tax effects) recognized in that period related to goodwill and other identifiable intangible assets that are no longer being amortized (in thousands, except per share amounts):

Net income as reported	$21,754
Add back amortization of goodwill and other intangible assets, net of tax effect of $(1,414)	2,250

Adjusted net income	$24,004

Basic net income per share as reported	$1.63
Adjustment for add back of amortization expense, net of tax effect	0.17

Adjusted basic net income per share	$1.80

Diluted net income as reported	$1.60
Adjustment for add back of amortization expense, net of tax effect	0.16

Adjusted diluted net income per share	$1.76

     Incentives, Credits and Floor Plan Assistance

     Manufacturers reimburse us for holdbacks, floor plan interest, and advertising credits, which are earned when each vehicle is purchased by us. The manufacturers reimburse us weekly, monthly, or quarterly depending on the manufacturer and the type of program. The manufacturers determine the amount of the reimbursements based on many factors including the value and make of the vehicles purchased. Pursuant to EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we recognize advertising credits, floorplan interest credits, holdbacks, cash incentives and other rebates received from manufacturers that are tied to specific vehicles as a reduction to cost of goods sold as the related vehicles are sold. When amounts are received prior to the sale of the vehicle, such amounts are netted against inventory until the vehicle is sold.

     We earn certain other cash incentives and rebates from the manufacturer when the vehicles are sold to the customer. The amount of cash incentives and other rebates can vary based on the type and number of models sold.

     Advertising credits that are not tied to specific vehicles are earned from the manufacturer when we submit reimbursement for qualifying advertising expenditures and are recognized as a reduction of advertising expense upon manufacturer confirmation that our submitted expenditures qualify for such credits.

     Parts purchase discounts that we receive from the manufacturer are earned when certain parts or volume of parts are purchased from the manufacturer and are recognized as a reduction to cost of good sold as the related inventory is sold. Given the number of parts purchased, this is estimated using historical experience based on estimated days supply of parts inventory.

     Advertising

     We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Advertising expense, net of manufacturer cooperative advertising credits of $6.1 million, $8.2 million and $5.3 million, was $20.1 million, $16.8 million and $14.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

     We are aware of contamination at certain of our current and former facilities, and are in the process of conducting investigations and/or remediation at some of these properties. Based on our current information, we do not believe that any costs or liabilities relating to such contamination, other environmental matters or compliance with environmental regulations will have a material adverse effect on our cash flows, results of operations or financial condition. There can be no assurances, however, that additional environmental matters will not arise or that new conditions or facts will not develop in the future at our current or formerly owned or operated facilities, or at sites that we may acquire in the future, that will result in a material adverse effect on our cash flows, results of operations or financial condition.

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

     Computation of Per Share Amounts

     Basic earnings per share (EPS) and diluted EPS are computed using the methods prescribed by SFAS No. 128, “Earnings per Share.” Following is a reconciliation of basic EPS and diluted EPS (in thousands, except per share amounts):

Year Ended December 31,	2003			2002			2001
			Per			Per			Per
			Share			Share			Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$35,547	18,289	$1.94	$32,316	17,233	$1.88	$21,754	13,371	$1.63

Diluted EPS
Stock options		257		—	365		—	241

Income available to common stockholders	$35,547	18,546	$1.92	$32,316	17,598	$1.84	$21,754	13,612	$1.60

Shares issuable pursuant to stock options not included since they were antidilutive		342			—			758

     Concentrations of Credit Risk

     Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. Receivables from all manufacturers accounted for 22.7% and 21.5%, respectively, of total accounts receivable at December 31, 2003 and 2002. Included in the 22.7% is one manufacturer who accounted for 10.5% of the total accounts receivable balance at December 31, 2003. Included in the 21.5% is one manufacturer who accounted for 8.8% of the total accounts receivable balance at December 31, 2002. In addition, in 2003, 35.6% of our total revenue was derived from vehicles from two manufacturers.

     Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits. We generally are exposed to credit risk from balances on deposit in financial institutions in excess of the FDIC-insured limit.

     Financial Instruments and Market Risks

     The carrying amount of cash equivalents, contracts in transit, trade receivables, trade payables, accrued liabilities and short term borrowings approximates fair value because of the short-term nature of these instruments. The fair values of long-term debt and notes receivable for leased vehicles accounted for as sales-type leases were estimated by discounting the future cash flows using market interest rates.

     Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     We have variable rate floor plan notes payable and other credit line borrowings that subject us to market risk exposure. At December 31, 2003 we had $540.0 million outstanding under such facilities at interest rates ranging from 2.62% to 3.87% per annum. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

     The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows. We monitor our fixed rate debt regularly, refinancing debt that is at an above market rate. The book value of our fixed rate debt and the fair value, based on discounted cash flows, was as follows at December 31, 2003 and 2002 (in thousands):

December 31,	2003	2002
Book value of fixed rate debt	$52,978	$23,421

Fair value of fixed rate debt	$52,183	$26,210

     Lithia also subjects itself to credit risk and market risk by entering into interest rate swaps. See below and also Note 6. We minimize the credit or repayment risk on our derivative instruments by entering into transactions with high quality institutions, whose credit rating is higher than Aa.

     Derivative Financial Instruments

     Lithia enters into interest rate swap agreements to reduce its exposure to market risks from changing interest rates on its new vehicle floorplan lines of credit. The difference between interest paid and interest received, which may change as market interest rates change, is accrued and recognized as either additional floorplan interest expense, or a reduction thereof. If a swap is terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately if the item hedged does not remain outstanding. If the swap is not terminated prior to maturity, but the underlying hedged debt item is no longer outstanding, the interest rate swap is marked to market, and any unrealized gain or loss is recognized immediately.

     Effective January 1, 2001, we adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities” (collectively, “the Standards”). The Standards require that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Upon adoption of the Standards, we recorded a liability of $1.5 million and a corresponding, net-of-tax cumulative-effect-type adjustment of $948,000 in accumulated other comprehensive income to recognize, at fair value, all derivatives that are designated as cash-flow hedging instruments. See also Note 6.

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

     Estimates are used in the calculation of certain reserves maintained for charge backs on estimated cancellations of service contracts, life, accident and disability insurance policies, and finance fees from financial institutions. We also use estimates in the calculation of various accruals and reserves including anticipated workers compensation premium expenses related to a retrospective cost policy, estimated uncollectible accounts and notes receivable, environmental matters and warranty.

     Revenue Recognition

     Revenue from the sale of vehicles is recognized upon delivery, when the sales contract is signed, down payment has been received and funding has been approved from the lending agent. Fleet sales of vehicles whereby we do not take possession of the vehicles are shown on a net basis in fleet and other revenue.

     Finance fees earned for notes placed with financial institutions in connection with customer vehicle financing are recognized, net of estimated charge-backs, as finance and insurance revenue upon acceptance of the credit by the financial institution.

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

     We may also participate in future underwriting profit, pursuant to retrospective commission arrangements, that would be recognized as income upon receipt.

     Sales Returns

     As is typical in the automotive retailing industry, we do not allow for sales returns for our vehicle sales, and have therefore not provided for an allowance for sales returns. Historically, we have not experienced sales returns. We do allow for customer returns on sales of our parts inventory up to 30 days after the sale. Most parts returns generally occur within one to two weeks from the time of sale, and are not significant. We, therefore, have not provided for an allowance for parts sales returns.

     Warranty

     We offer a 60-day limited warranty on the sale of retail used vehicles. We estimate our warranty liability based on the number of vehicles sold and an estimated cost per vehicle based on past experience. During 2003, we analyzed the warranty charges related to our used vehicle sales and updated our per used vehicle warranty estimate. The estimated warranty is added to cost of sales upon sale of the related vehicle. At December 31, 2003 and 2002, accrued warranty totaled $220,000 and $525,000, respectively, and is included in other current liabilities on the consolidated balance sheet. A roll-forward of our warranty liability for the years ended December 31, 2003 and 2002 is as follows (in thousands):

Balance, December 31, 2001	$456
Warranties issued	2,827
Reductions for warranty payments made	(2,758)
Adjustments and changes in estimates	—

Balance, December 31, 2002	525
Warranties issued	2,935
Reductions for warranty payments made	(2,918)
Adjustments and changes in estimates	(322)

Balance, December 31, 2003	$220

     Comprehensive Income

     Comprehensive income includes the unrealized gain on investments and the fair value of cash flow hedging instruments that are reflected in stockholders’ equity, net of tax, instead of net income.

     Major Supplier and Franchise Agreements

     We purchase substantially all of our new vehicles and inventory from various manufacturers at the prevailing prices charged by auto makers to all franchised dealers. Our overall sales could be impacted by the auto makers’ inability or unwillingness to supply the dealership with an adequate supply of popular models.

     We enter into agreements (Franchise Agreements) with the manufacturers. The Franchise Agreements generally limit the location of the dealership and provide the auto maker approval rights over changes in dealership management and ownership. The automakers are also entitled to terminate the Franchise Agreements if the dealership is in material breach of the terms. Our ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional dealerships. See also “Goodwill and Other Identifiable Intangible Assets” above.

     Stock-Based Compensation

     SFAS No. 123, “Accounting for Stock-Based Compensation,” which establishes a fair value-based method of accounting for stock-based compensation plans and requires additional disclosures for those companies that elect not to adopt the fair value-based method of accounting, was issued in October 1995. We have elected to continue to account for stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Entities electing to remain with the accounting in APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in SFAS No. 123 had been adopted. In December 2002, SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123 for certain transition provisions for companies electing to adopt the fair value method and amends SFAS No. 123 for certain financial statement disclosures, including interim financial statements. We adopted SFAS No. 148 in December 2002. We have elected to account for our stock-based compensation plans (which are described in Note 12) under APB No. 25. We have computed, for pro forma disclosure purposes, the impact on net income and net income per share if we had accounted for our stock-based compensation plans in accordance with SFAS No. 123 as follows:

Year Ended December 31,	2003	2002(1)	2001(1)
Net income, as reported	$35,547	$32,316	$21,754
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	99	103	136
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,478)	(2,052)	(1,536)

Net income, pro forma	$33,168	$30,367	$20,354

Basic net income per share:
As reported	$1.94	$1.88	$1.63

Pro forma	$1.81	$1.76	$1.52

Diluted net income per share:
As reported	$1.92	$1.84	$1.60

Pro forma	$1.81	$1.76	$1.52

(1)	2002 and 2001 have been restated to reflect adjustments made pursuant to EITF 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option.”

     We used the Black-Scholes option pricing model and the following weighted average assumptions in calculating the value of all options granted during the periods presented:

Year Ended December 31,	2003	2002	2001
Risk-free interest rate	2.50% - 3.25%	4.00%	4.50%
Expected dividend yield	0.00% - 1.70%	0.00%	0.00%
Expected lives – 2001 Plan	7.7 - 8.0 years	8.0 years	8.0 years
Purchase Plan	3 months	3 months	3 months
Expected volatility	44.01% - 46.79%	46.80%	46.72%

     Using the Black-Scholes methodology, the total value of options granted during 2003, 2002 and 2001 was $1.4 million, $4.9 million and $3.5 million, respectively, which would be amortized on a pro forma basis over the vesting period of the options, typically four to five years for options granted from the 2001 Plan and three months for options granted from the Purchase Plan. The weighted average fair value of options granted during 2003, 2002 and 2001 was $4.01, $7.90 and $8.43 per share, respectively.

     Segment Reporting

     Based upon definitions contained within SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we operate in one segment, automotive retailing.

     Reclassifications

     Pursuant to EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” in the second quarter of 2003 we began classifying advertising credits that are tied to specific vehicles as a reduction to cost of goods sold as related vehicles are sold. Accordingly, $1.1 million of credits included in selling, general and administrative costs in the first quarter of 2003 were reclassified as a credit to cost of sales for that period. Amounts for 2002 and 2001 are not significant and have not been reclassified. Net income was not affected by this reclassification.

(2) Discontinued Operations

     During 2003, we decided to sell certain of our stores and related franchises. We recognized a net gain on the sale of one of our stores classified as discontinued operations totaling $374,000, net of tax, in 2003, which is netted with loss from discontinued operations on our consolidated statement of operations. At December 31, 2003, we had $20.4 million of assets classified as assets held for sale on our balance sheet related to one additional store we intend to sell during 2004. The assets primarily include inventory and property, plant and equipment. We did not recognize any gain or loss on disposal of discontinued operations during 2002 or 2001.

     We continually monitor the performance of each of our stores and make determinations to sell based on return on capital criteria.

(3) Inventories and Related Notes Payable

     The new and used vehicle inventory, collateralizing related notes payable, and other inventory were as follows (in thousands):

	December 31,
	2003		2002
	Inventory	Notes	Inventory	Notes
	Cost	Payable	Cost	Payable
New and program vehicles	$355,937	$378,961	$340,457	$364,635
Used vehicles	68,747	56,267	85,170	63,000
Parts and accessories	20,597	—	20,281	—

Total inventories	$445,281	$435,228	$445,908	$427,635

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

     At December 31, 2003 and 2002, used vehicles were pledged to collateralize our used vehicle and working capital credit facility.

(4) Property, Plant and Equipment

     Property, plant and equipment consisted of the following (in thousands):

December 31,	2003	2002
Buildings and improvements	$93,455	$69,117
Service equipment	19,856	16,925
Furniture, signs and fixtures	56,742	53,277

	170,053	139,319
Less accumulated depreciation – buildings	(5,683)	(3,618)
Less accumulated depreciation – equipment and other	(18,315)	(14,602)

	146,055	121,099
Land	71,592	52,241
Construction in progress, buildings	5,312	956
Construction in progress, other	4,354	2,615

	$227,313	$176,911

(5) Goodwill and Other Intangible Assets

     The roll forward of goodwill is as follows (in thousands):

Year Ended December 31,	2003	2002
Balance, beginning of year	$185,212	$149,742
Goodwill acquired and post acquisition adjustments	25,156	35,860
Goodwill written off	—	—
Goodwill included in gain or loss on disposal of franchises and discontinued operations	(3,341)	(390)

Balance, end of year	$207,027	$185,212

     At December 31, 2003 and 2002, other intangible assets included the value of franchise agreements and non-compete agreements. The value attributed to franchise agreements has an indefinite useful life and non-compete agreements are amortized over the life of the agreements, typically 3 to 5 years. The gross amount of other intangible assets and the related accumulated amortization for non-compete agreements were as follows (in thousands):

	December 31,
	2003	2002
Franchise value	$28,875	$20,903

Non-compete agreements	422	412
Accumulated amortization	(351)	(330)

Net non-compete agreements	71	82

Total other intangible assets, net	$28,946	$20,985

     Amortization expense related to the non-compete agreements totaled $21,000 and $18,000, respectively, for the years ended December 31, 2003 and 2002. Amortization of non-compete agreements is as follows over the next five years (in thousands):

2004	$23
2005	23
2006	22
2007	3
2008	—

(6) Derivative Financial Instruments

     We have entered into interest rate swaps to manage the variability of our interest rate exposure, thus leveling a portion of our interest expense in a rising or falling rate environment.

     We have effectively changed the variable-rate cash flow exposure on a portion of our flooring debt to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating fixed rate flooring debt.

     We do not enter into derivative instruments for any purpose other than to manage interest rate exposure. That is, we do not speculate using derivative instruments.

     As of December 31, 2003, we have outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•	effective September 1, 2000 – a five year, $25 million interest rate swap at a fixed rate of 6.88% per annum, variable rate adjusted on the 1st and 16th of each month

•	effective January 26, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.265% per annum, variable rate adjusted on the 26th of each month

•	effective February 18, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.30% per annum, variable rate adjusted on the 1st and 16th of each month

•	effective November 18, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.65% per annum, variable rate adjusted on the 1st and 16th of each month

•	effective November 26, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.63% per annum, variable rate adjusted on the 26th of each month

     We earn interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2003 was 1.12% per annum.

     The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. These amounts are recorded as deferred gains or losses in our consolidated balance sheet with the offset recorded in accumulated other comprehensive income, net of tax. The amount of deferred gains and (losses) at December 31, 2003 were $0 and $(2.4) million respectively. The difference between interest earned and the interest obligation results in a monthly settlement which is reclassified from accumulated other comprehensive income to the statement of operations as incremental flooring interest expense. The resulting cash settlement reduces the amount of deferred gains and losses. Because the critical terms of the interest rate swaps and the underlying debt obligations are the same, there was no ineffectiveness recorded in interest expense.

     If, in the future, the interest rate swap agreements were determined to be ineffective or were terminated before the contractual termination date, or if it became probable that the hedged variable cash flows associated with the variable rate borrowings would stop, we would be required to reclassify into earnings all or a portion of the deferred gains or losses on cash flow hedges included in accumulated other comprehensive income.

     At current interest rates, we estimate that we will incur additional interest expense, net of tax, of approximately $2.3 million related to our interest rate swaps during 2004.

(7) Lines of Credit and Long-Term Debt

     We have a working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC totaling up to $200 million, which expires in February 2006, with interest due monthly. In December 2003, Toyota Motor Credit joined DaimlerChrysler in syndication on this credit facility. None of the terms of the credit facility were changed.

     The credit line with DaimlerChrysler Services is cross-collateralized and secured by cash and cash equivalents, new and used vehicle and parts inventories, accounts receivable, intangible assets and equipment. We pledged to DaimlerChrysler Services the stock of all of our subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores.

     The financial covenants in our agreement with DaimlerChrysler Services require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels. In addition, this agreement specifies that total dividends and repurchases of our common stock cannot exceed $18.0 million over the term of the agreement. To date, over the term of the agreement, we have paid dividends and repurchased stock totaling $2.8 million. This credit agreement expires February 2006.

     Toyota Motor Credit Corporation, Ford Motor Credit and General Motors Acceptance Corporation have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Services and Toyota Motor Credit Corp. serving as the primary lenders for substantially all other brands. These new vehicle lines are secured by new vehicle inventory of the relevant brands.

     We also have a real estate line of revolving credit with Toyota Motor Credit totaling $40 million, which expires in May 2005. This line of credit is secured by the real estate financed under this line of credit.

     We also have an agreement with U.S. Bank N.A., which provides for a $35.0 million revolving line of credit for leased vehicles and equipment purchases and expires January 31, 2005. (See Note 18).

     Interest rates on all of the above facilities ranged from 2.62% to 3.87% at December 31, 2003. Amounts outstanding on the lines at December 31, 2003 together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at	Remaining Availability as
	December 31, 2003	of December 31, 2003
New and program vehicle lines	$378,961	$		*
Working capital and used vehicle line	117,000		83,000	**
Real estate line	9,018		30,982
Equipment/leased vehicle line	35,000		—

	$539,979		$113,982	*

*	There are no formal limits on the new and program vehicle lines with certain lenders.

**	As limited by the terms of the line regarding the borrowing base.

     Long-term debt consisted of the following (in thousands):

December 31,	2003	2002
Variable Rate Debt:
Equipment and leased vehicle line of credit, expiring January 31, 2005	$35,000	$27,500
Real estate line of credit payable with monthly payments of interest only, expiring May 2005; secured by land and buildings	9,018	35,681
Working capital and used vehicle flooring line of credit payable with monthly payments of interest only, expiring February 2006	117,000	63,000
Mortgages payable in monthly installments of $225, including interest between 2.92% and 5.16%, maturing fully January 2024; secured vehicles leased to others	32,949	21,037
Notes payable in monthly installments of $15 plus interest between 0.0% and 4.4%, maturing at various dates through 2004; secured by vehicles leased to others	1,607	914
Notes payable related to acquisitions, with interest rate of 4.0%, maturing February 2008	481	625

Total Variable Rate Debt	196,055	148,757
Fixed Rate Debt:
Mortgages payable in monthly installments of $353, including interest between 4.38% and 8.62%, maturing fully May 2022; secured by land and buildings	49,837	19,192
Notes payable related to acquisitions, with interest rates between 7.00% and 8.00%, maturing at various dates through November 2008	3,141	4,221
Capital lease obligations, net of interest of $0 and $1, respectively	—	8

Total Fixed Rate Debt	52,978	23,421

	249,033	172,178
Less current maturities	(14,299)	(4,466)

	$234,734	$167,712

     The schedule of future principal payments on long-term debt after December 31, 2003 is as follows (in thousands):

Year Ending December 31,
2004	$14,299
2005	5,648
2006	155,716
2007	11,858
2008	34,861
Thereafter	26,651

Total principal payments	$249,033

(8) Stockholders’ Equity

     Class A and Class B Common Stock

     The shares of Class A common stock are not convertible into any other series or class of our securities. Each share of Class B common stock, however, is freely convertible into one share of Class A common stock at the option of the holder of the Class B common stock. All shares of Class B common stock shall automatically convert to shares of Class A common stock (on a share-for-share basis, subject to the adjustments) on the earliest record date for an annual meeting of our stockholders on which the number of shares of Class B common stock outstanding is less than 1% of the total number of shares of common stock outstanding. Shares of Class B common stock may not be transferred to third parties, except for transfers to certain family members and in other limited circumstances.

     Holders of Class A common stock are entitled to one vote for each share held of record and holders of Class B common stock are entitled to ten votes for each share held of record. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of stockholders.

     In March 2002, we registered and sold 4.5 million newly issued shares of Class A common stock. Proceeds, net of offering expenses, totaled approximately $77.2 million. In connection with the sale, existing stockholders sold 1.25 million shares of Class A common stock and 121,488 shares of Class B common stock were converted into a like number of shares of Class A common stock.

     In September 2002, 156,000 Class B shares were converted into Class A shares.

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

     All shares of Series M Preferred Stock have been converted or redeemed and, as of December 31, 2003 and 2002, no shares of Series M Preferred Stock remained outstanding.

(9) Cost of Sales

     Cost of sales categorized by revenue category is as follows (in thousands):

Year Ended December 31,	2003	2002	2001
New vehicle sales	$1,330,446	$1,114,885	$842,891
Used vehicle sales	642,443	643,712	502,976
Service, body and parts	132,653	112,434	92,487
Finance and insurance	276	459	732
Fleet and other	4,575	42,214	39,442

	$2,110,393	$1,913,704	$1,478,528

(10) Income Taxes

     Income tax expense from continuing operations for 2003, 2002 and 2001 was as follows (in thousands):

Year Ended December 31,	2003	2002	2001
Current:
Federal	$11,413	$14,033	$12,686
State	1,692	1,917	1,980

	13,105	15,950	14,666

Deferred:
Federal	9,406	4,008	(1,226)
State	1,050	522	(170)

	10,456	4,530	(1,396)

Total	$23,561	$20,480	$13,270

     At December 31, 2003, we had income taxes payable totaling $1.8 million and at December 31, 2002, we had income taxes receivable totaling $2.0 million.

     Individually significant components of the deferred tax assets and liabilities are presented below (in thousands):

December 31,	2003	2002
Deferred tax assets:
Allowance and accruals	$4,189	$5,132
Deferred revenue and cancellation reserves	4,398	4,363

Total deferred tax assets	8,587	9,495

Deferred tax liabilities:
LIFO recapture and acquired LIFO inventories differences	(5,177)	(3,356)
Employee benefit plans	—	(1,282)
Goodwill	(15,921)	(11,392)
Property and equipment, principally due to differences in depreciation	(11,045)	(6,591)

Total deferred tax liabilities	(32,143)	(22,621)

Total	$(23,556)	$(13,126)

     In 2003, 2002 and 2001, income tax benefits attributable to employee stock option transactions of $138,000, $264,000 and $0, respectively, were allocated to stockholders’ equity.

     The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax expense from continuing operations for 2003, 2002 and 2001 is shown in the following tabulation (in thousands):

Year Ended December 31,	2003	2002	2001
Computed “expected” tax expense	$20,719	$18,494	$12,032
State taxes, net of federal income tax benefit	1,769	1,580	1,139
Nondeductible goodwill	—	—	454
Other	1,073	406	(355)

Income tax expense	$23,561	$20,480	$13,270

(11) 401(k) Profit Sharing Plan

     We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $0.6 million, $0.9 million and $1.1 million were recognized for the years ended December 31, 2003, 2002 and 2001, respectively. Employees may contribute to the plan as they meet certain eligibility requirements.

(12) Stock Incentive Plans

     At our annual shareholders meeting in May 2003, our shareholders approved an amendment to and restatement of our 2001 Stock Option Plan in the form of the 2003 Stock Incentive Plan (the “2003 Plan”). The 2003 Plan allows for the granting of up to a total of 1.2 million incentive and nonqualified stock options and shares of restricted stock to our officers, key employees and consultants. We also have options outstanding and exercisable pursuant to their original terms pursuant to prior plans. Options canceled under prior plans do not return to the pool of options to be granted again in the future. All of the option plans are administered by the Compensation Committee of the Board and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control. Options become exercisable over a period of up to ten years from the date of grant and at exercise prices as determined by the Board. At December 31, 2003, 1,985,123 shares of Class A common stock were reserved for issuance under the plans, of which 661,500 were available for future grant.

     Activity under the plans is as follows (in thousands):

	Shares
	Available for	Shares Subject to	Weighted Average
	Grant	Options	Exercise Price
Balances, December 31, 2000	244	1,189	$12.65
Additional shares reserved	600	—	—
Option shares canceled upon approval of the 2001 Plan	(244)	—	—
Options granted	(275)	275	19.24
Options canceled	—	(64)	16.21
Options exercised	—	(27)	8.78

Balances, December 31, 2001	325	1,373	14.02
Additional shares reserved	600	—	—
Options granted	(433)	433	15.80
Options canceled	52	(173)	17.00
Options exercised	—	(136)	12.00

Balances, December 31, 2002	544	1,497	14.25
Options granted	(16)	16	14.09
Options canceled	133	(151)	16.54
Options exercised	—	(38)	10.09

Balances, December 31, 2003	661	1,324	$14.10

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

     The following table summarizes stock options outstanding at December 31, 2003:

Options Outstanding				Options Exercisable
		Weighted
	Number of	Average	Weighted	Number of	Weighted
	Shares	Remaining	Average	Shares	Average
Range of	Outstanding at	Contractual Life	Exercise	Exercisable at	Exercise
Exercise Prices	12/31/03	(years)	Price	12/31/03	Price
$1.00	87,662	6.3	$1.00	15,662	$1.00
3.02	85,055	0.3	3.02	85,055	3.02
10.75	14,000	1.2	10.75	14,000	10.75
10.87 – 12.99	188,864	6.5	11.89	97,154	11.95
14.00 – 16.18	374,253	7.7	15.09	94,004	14.90
16.50 – 18.94	342,989	5.1	16.93	178,775	17.02
19.24 – 20.52	230,800	7.8	19.35	42,600	19.33

$1.00 – $20.52	1,323,623	6.2	$14.10	527,250	$12.99

     At December 31, 2002 and 2001, 399,810 and 400,533 shares were exercisable at weighted average exercise prices of $11.88 and $10.39, respectively.

     In 1998, the Board of Directors and the stockholders approved the implementation of an Employee Stock Purchase Plan (the “Purchase Plan”), and, as amended in May 2000, 2002 and 2003, have reserved a total of 1.5 million shares of Class A common stock for issuance thereunder. The Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board. Eligible employees are entitled to invest up to 10 percent of their base pay for the purchase of stock up to $25,000 of fair market value of our Class A common stock annually. The purchase price for shares purchased under the Purchase Plan is 85 percent of the lesser of the fair market value at the beginning or end of the purchase period. A total of 375,988, 217,230 and 142,433 shares of our Class A common stock were issued under the Purchase Plan during 2003, 2002 and 2001, respectively, and 571,853 remained available for issuance at December 31, 2003.

(13) Dividend Payments

     Our Board of Directors approved the following dividends on our Class A and Class B common stock in 2003:

	Quarter	Payable to			Total
Month	dividend is	shareholders of		Amount	amount of
declared	based on	record on	Date paid	per share	dividend
July 2003	second	August 8, 2003	August 22, 2003	$0.07	$1.3 million

October 2003	third	November 7, 2003	November 21, 2003	$0.07	$1.3 million

(14) Commitments and Contingencies

     Recourse Contracts

     We are contingently liable to banks on certain finance contracts that maintain a recourse guarantee. Although we don’t typically engage in these contracts in our normal course of business, we have assumed this type of contract with certain acquisitions. The contingent liability, net of reserves, at December 31, 2003 and 2002 was approximately $0 and $300,000, respectively.

     Our potential loss is limited to the difference between the present value of the installment contract at the date of the repossession and the amount for which the vehicle is resold. However, most of these contracts are even further limited by an established dollar threshold. Based upon historical loss percentages, an estimated loss reserve of $15,000 and $443,000 is reflected in our consolidated balance sheets as of December 31, 2003 and 2002, respectively.

     Leases

     We lease certain of our facilities under non-cancelable operating leases. These leases expire at various dates through 2030. Certain lease commitments are subject to escalation clauses of an amount equal to the cost of living based on the “Consumer Price Index — U.S. Cities Average - All Items for all Urban Consumers” published by the U.S. Department of Labor.

     The minimum lease payments under the operating leases after December 31, 2003 are as follows (in thousands):

Year Ending December 31,
2004	$19,975
2005	19,429
2006	18,602
2007	17,673
2008	16,687
Thereafter	54,784

Total minimum lease payments	$147,150

     Rental expense for all operating leases was $19.3 million, $17.8 million and $15.1 million for the years ended December 31, 2003, 2002 and 2001, respectively.

     Primarily in connection with dispositions of dealerships, we occasionally assign or sublet our interests in any real property leases associated with such dealerships to the purchaser. We often retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment of subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. However, we generally have indemnification rights against the assignee or sublessee in the event of non-performance, as well as certain other defenses. We presently have no reason to believe that we will be called upon to perform under any such assigned leases or subleases. Lease rental payments under assigned or sublet leases for their remaining terms totaled approximately $5.4 million at December 31, 2003. We may also be called upon to perform other obligations under these leases, such as environmental remediation of the premises or repairs upon termination of the lease. Although we currently have no reason to believe that we will be called upon to perform any such services, there can be no assurance that any future performance required by us under these leases will not have a material adverse effect on our financial condition or results of operations.

Capital Commitments

     We had capital commitments of $5.2 million at December 31, 2003 for the construction of one new store facility and additions to three existing facilities and the remodel of four facilities. The new facility will be a Hyundai store in Anchorage, Alaska. We have already incurred $7.5 million for these projects, with the remaining $5.2 million expected to be spent in 2004. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

Litigation

     We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition, or cash flows.

(15) Related Party Transactions

     Mark DeBoer Construction

     During 2003, 2002 and 2001, Lithia Real Estate, Inc. paid Mark DeBoer Construction, Inc. $1.6 million, $4.3 million, and $7.9 million, respectively, for remodeling certain of our facilities. Mark DeBoer is the son of Sidney B. DeBoer, our Chairman and Chief Executive Officer. These amounts included $0.9 million, $3.5 million, and $7.1 million, respectively, paid for subcontractors and materials, $102,000, $183,000 and $16,000, respectively for permits, licenses, travel and various miscellaneous fees, and $638,000, $558,000, and $780,000, respectively, for contractor fees. In 2003, we paid more of the subcontractors directly, which reduced the overall payments to Mark DeBoer Construction, Inc. We believe the amounts paid are fair in comparison with fees negotiated with independent third parties and all significant transactions are reviewed and approved by our independent audit committee.

     W. Douglas Moreland

     In May 1999, we purchased certain dealerships owned by W. Douglas Moreland for total consideration of approximately $66.0 million, at which time, Mr. Moreland became a member of our Board of Directors. During the normal course of business, these dealerships paid $1.1 million and $2.5 million in 2002 and 2001, respectively, to other companies owned by Mr. Moreland for vehicle purchases, recourse paid to a financial lender and management fees. We also paid rental expense of $2.6 million and $3.0 million in 2002 and 2001, respectively, to other companies owned by Mr. Moreland. As of October 31, 2002, Mr. Moreland was no longer a member of our Board of Directors.

(16) Acquisitions

     The following acquisitions were made in 2003:

•	In February 2003, we acquired Richardson Chevrolet in Salinas, California, which has anticipated 2003 annual revenues of approximately $35.0 million. This store has been renamed Chevrolet of Salinas.

•	In March 2003, we acquired Pacific Hyundai of Anchorage, Alaska, which has anticipated 2003 revenues of approximately $10.0 million. The store has been renamed Lithia Hyundai of Anchorage.

•	In March 2003, we acquired Randy Hansen Chevrolet of Twin Falls, Idaho, which has anticipated 2003 annual revenues of approximately $30.0 million. The store has been renamed Chevrolet Cadillac of Twin Falls.

•	In April 2003, we acquired Grizzly Chrysler Dodge of Missoula, Montana, which has anticipated 2003 revenues of approximately $25.0 million. The store has been renamed Lithia Auto Center of Missoula.

•	In May 2003, we acquired Expressway Dodge of Broken Arrow, Oklahoma, which has anticipated 2003 revenues of approximately $40.0 million. The store has been renamed Lithia Dodge of Broken Arrow.

•	In June 2003, we acquired Midland Dodge of Billings, Montana, which has anticipated 2003 revenues of approximately $35.0 million. The store has been renamed Lithia Dodge of Billings.

•	In August 2003, we acquired Mercedes Benz of Spokane, Washington, which has anticipated 2003 revenues of approximately $20.0 million. The store has been renamed Mercedes-Benz of Spokane.

•	In August 2003, we acquired Santa Rosa Dodge in California, which has anticipated 2003 revenues of approximately $30.0 million. The store has been renamed Lithia Dodge of Santa Rosa.

•	In October 2003, we acquired Chevrolet Cadillac of Fairbanks, Alaska, which has anticipated 2003 revenues of approximately $15.0 million. The store name will remain the same; and

•	In October 2003, we acquired Grapevine Dodge in Grapevine, Texas, which has anticipated 2003 revenues of approximately $70.0 million. The store has been renamed Lithia Dodge of Grapevine.

•	In November 2003, we acquired Fairfield Dodge in Fairfield, California, which has anticipated 2003 revenues of approximately $20.0 million. The store has been renamed Lithia Dodge of Fairfield.

     The following acquisitions were made in 2002:

•	In January 2002, we acquired the Lynn Alexander Auto Group, which is comprised of All American Chrysler/Jeep/Dodge and All American Chevrolet located in San Angelo, Texas and All American Chrysler/Jeep/Dodge in Big Spring, Texas. The stores had anticipated 2002 annual revenues of $115.0 million.

•	In January 2002, we acquired Premier Chrysler/Jeep/Dodge in Odessa, Texas, which had anticipated 2002 annual revenues of $33.0 million.

•	In February 2002, we acquired Thomason Subaru in Oregon City, Oregon, which had anticipated 2002 annual revenues of $20.0 million. The store has been renamed Lithia Subaru of Oregon City.

•	In April 2002, we acquired Village Dodge-Hyundai in Midland, Texas, which had anticipated 2002 annual revenues of $35.0 million.

•	In May 2002, we opened a newly awarded Hummer franchise in Bellevue, Washington.

•	In June 2002, we acquired Jay Wolfe Ford in Omaha, Nebraska, which had anticipated 2002 annual revenues of $55.0 million.

•	In June 2002, we acquired Broncho Chevrolet in Odessa, Texas and Sherman Chevrolet in Midland, Texas. The stores had combined anticipated 2002 revenues of $115.0 million. The stores were renamed Chevrolet of Odessa and Chevrolet of Midland, respectively.

•	In July 2002, we acquired Mercedes of Omaha in Omaha, Nebraska, which had anticipated 2002 revenues of $22.0 million.

•	In August 2002, we acquired Skyline Volkswagen in a suburb of Denver, Colorado, which had anticipated 2002 revenues of $20.0 million.

•	In December 2002, we acquired Les Vogel Chrysler/Dodge/Jeep in Burlingame, California which had anticipated 2002 revenues of $32.0 million.

•	In December of 2002, we acquired Sound Hyundai in Renton, Washington which had anticipated 2002 revenues of $8.0 million.

     The following acquisitions were made in 2001:

•	In January 2001, we acquired the Johnson Chrysler/Jeep store in Anchorage, Alaska, which had estimated 2000 revenues of approximately $35.0 million.

•	In February 2001, we acquired two stores in Pocatello, Idaho with the Honda, Dodge/Chrysler and Hyundai brands, which had combined estimated 2000 revenues of approximately $48.0 million.

•	In July 2001, we acquired Barton Cadillac in Spokane Washington, which was added to Lithia Camp Chevrolet. Barton Cadillac had estimated 2000 revenues of approximately $18.0 million.

•	In August 2001, we acquired the Lanny Berg Chevrolet store in Caldwell, Idaho, which had anticipated 2001 annual revenues of approximately $22.0 million.

•	In September 2001, we acquired Ted Tuffy Dodge in Sioux Falls, South Dakota, which had anticipated 2001 annual revenues of approximately $35.0 million.

•	In September 2001, we acquired BMW of Seattle in Seattle, Washington, which had anticipated 2001 annual revenues of approximately $60.0 million.

•	In November 2001, Lithia acquired Issaquah Chevrolet in Issaquah, Washington, which had anticipated 2001 annual revenues of approximately $50.0 million.

     In addition to the above acquisitions, in August 2001, we completed the construction of and opened Lithia Dodge of Anchorage.

     The above acquisitions were all accounted for under the purchase method of accounting. Pro forma results of operations assuming all of the above acquisitions occurred at the beginning of the respective periods are as follows (in thousands, except per share amounts).

Year Ended December 31,	2003	2002	2001
Total revenues	$2,756,686	$2,726,323	$2,232,474
Net income	36,9532	34,228	23,620
Basic earnings per share	2.02	1.99	1.77
Diluted earnings per share	1.99	1.94	1.74

     There are no future contingent payouts related to any of the above acquisitions and no portion of the purchase price was paid with our equity securities. The purchase price for the above acquisitions was allocated as follows (in thousands):

Year Ended December 31,	2003	2002	2001
Inventory	$53,441	$63,192	$36,163
Other current assets	1,652	5,692	207
Property and equipment	23,081	24,637	4,452
Goodwill	24,656	30,195	22,825
Other intangible assets — primarily franchise value	7,982	13,796	7,107
Other non-current assets	—	100	—

Total assets acquired	110,812	137,612	70,754
Flooring notes payable	45,884	49,225	25,351
Other current liabilities	1,252	1,694	49
Other non-current liabilities	324	2,548	174

Total liabilities acquired	47,460	53,467	25,574

Net assets acquired	$63,352	$84,145	$45,180

     Within one year from the purchase date, we may update the value allocated to purchased assets and the resulting goodwill balances for new information received regarding the valuation of such assets.

(17) Recent Accounting Pronouncements

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

     In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities,” which replaces FIN 46. FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R applies to variable interest entities (VIE’s) created after December 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2004 to VIE’s in which an enterprise holds a variable interest that it acquired before January 1, 2004. We do not have any VIEs and, therefore, the adoption of FIN 46R will not have any effect on our financial position, results of operations or cash flows.

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which updates the previously issued revenue recognition guidance in SAB 101, based on the Emerging Issues Task Force Issue 00-21, Revenue Arrangements with Multiple Deliverables. If the deliverables in a sales arrangement constitute separate units of accounting according to the EITF’s separation criteria, the revenue-recognition policy must be determined for each identified unit. If the arrangement is a single unit of accounting under the separation criteria, the revenue-recognition policy must be determined for the entire arrangement. The issuance of SAB 104 has not had any impact on our financial position, results of operations or cash flow.

(18) Subsequent Events

     Dividend

     In January 2004, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.07 per share for the fourth quarter of 2003. The dividend, which will total approximately $1.3 million, will be paid on March 19, 2004 to shareholders of record on March 5, 2004.

     Acquisition

     In January 2004, we acquired one Chrysler and Jeep store in Reno, Nevada, which has anticipated annual revenues of approximately $55.0 million. The store has been renamed Lithia Chrysler Jeep of Reno.

     U.S. Bank Agreement

     In February 2004, our U.S. Bank N.A. agreement was amended to provide for a $50.0 million revolving line of credit for leased vehicles and equipment purchases, which expires January 31, 2006. Previously, the amount available under this line of credit was $35.0 million and it was set to expire January 31, 2005.