Form 10-Q
period 2004-03-31
LITHIA MOTORS INC
filed 2004-05-10
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒   No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	14,982,842
Class B common stock without par value	3,762,231
(Class)	(Outstanding at May 4, 2004)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$39,813	$74,408
Contracts in transit	42,541	44,709
Trade receivables, net of allowance for doubtful
accounts of $401 and $413	42,587	42,199
Notes receivable, current portion, net of allowance
for doubtful accounts of $42 and $49	116	208
Inventories, net	482,212	445,281
Vehicles leased to others, current portion	4,926	5,747
Prepaid expenses and other	3,688	3,392
Assets held for sale	15,673	20,408
Deferred income taxes	818	585
Total Current Assets	632,374	636,937

Land and buildings, net of accumulated depreciation of $6,328 and $5,683	179,527	164,676
Equipment and other, net of accumulated depreciation of $20,370 and $18,315	64,173	62,637
Notes receivable, less current portion	664	676
Vehicles leased to others, less current portion	7	10
Goodwill	212,829	207,027
Other intangible assets, net of accumulated amortization of $45 and $39	31,220	28,946
Other non-current assets	1,891	1,873
Total Assets	$1,122,685	$1,102,782

Liabilities and Stockholders’ Equity
Current Liabilities:
Flooring notes payable	$407,179	$378,961
Current maturities of long-term debt	16,508	14,299
Trade payables	25,107	24,402
Accrued liabilities	50,834	46,164
Liabilities held for sale	8,874	13,045
Total Current Liabilities	508,502	476,871

Used Vehicle Flooring Facility	58,950	56,267
Real Estate Debt, less current maturities	88,999	80,159
Other Long-Term Debt, less current maturities	66,005	98,308
Deferred Revenue	807	875
Other Long-Term Liabilities	7,001	7,235
Deferred Income Taxes	25,726	24,141
Total Liabilities	755,990	743,856

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 14,914 and 14,693	210,806	208,187
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	1,497	1,231
Accumulated other comprehensive loss	(2,759)	(1,468)
Retained earnings	156,683	150,508
Total Stockholders’ Equity	366,695	358,926
Total Liabilities and Stockholders’ Equity	$1,122,685	$1,102,782

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
New vehicle sales	$353,601	$308,494
Used vehicle sales	189,906	172,096
Service, body and parts	69,426	56,485
Finance and insurance	23,385	20,410
Fleet and other	1,531	2,075
Total revenues	637,849	559,560
Cost of sales	531,615	471,073
Gross profit	106,234	88,487
Selling, general and administrative	85,187	74,229
Depreciation - buildings	644	459
Depreciation and amortization - other	2,310	1,672
Income from operations	18,093	12,127
Other income (expense):
Floorplan interest expense	(3,616)	(3,546)
Other interest expense	(1,740)	(1,388)
Other income, net	(339)	(147)
	(5,695)	(5,081)
Income from continuing operations before income taxes	12,398	7,046
Income taxes	(4,836)	(2,731)
Income before discontinued operations	7,562	4,315
Income (loss) from discontinued operations,
net of income tax benefit of $53 and $95	(83)	(150)
Net income	$7,479	$4,165

Basic income per share from continuing operations	$0.41	$0.24
Basic income (loss) per share from discontinued
operations	(0.01)	(0.01)
Basic net income per share	$0.40	$0.23

Shares used in basic net income per share	18,626	18,133

Diluted income per share from continuing operations	$0.40	$0.24
Diluted income (loss) per share from discontinued
operations	(0.01)	(0.01)
Diluted net income per share	$0.39	$0.23

Shares used in diluted net income per share	19,111	18,272

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$7,479	$4,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,954	2,131
Depreciation and amortization of discontinued operations	—	156
Compensation related to stock option issuances	41	40
Loss on sale of assets	102	48
Loss on sale of vehicles leased to others	85	12
Gain on sale of franchise	(540)	—
Deferred income taxes	2,371	1,574
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(391)	2,314
Contracts in transit	2,168	(3,662)
Inventories	(19,450)	(7,255)
Prepaid expenses and other	(250)	610
Other noncurrent assets	(18)	(184)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	15,732	19,044
Trade payables	702	3,562
Accrued liabilities	2,526	(150)
Other liabilities	(228)	(2,285)
Net cash provided by operating activities	13,283	20,120

Cash flows from investing activities:
Notes receivable issued	—	(20)
Principal payments received on notes receivable	104	149
Capital expenditures:
Non-financeable	(2,258)	(1,179)
Financeable	(10,973)	(4,360)
Proceeds from sale of assets	227	171
Proceeds from sale of vehicles leased to others	504	69
Expenditures for vehicles leased to others	(2,011)	(1,320)
Cash paid for acquisitions, net of cash acquired	(16,864)	(10,426)
Proceeds from sale of franchises	649	—
Net cash used in investing activities	(30,622)	(16,916)

Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	(28,000)	5,300
Principal payments on all other long-term debt and capital leases	(3,197)	(909)
Proceeds from issuance of long-term debt	12,626	5,242
Repurchase of common stock	—	(215)
Net proceeds from issuance of common stock	2,619	1,039
Dividends paid	(1,304)	—
Net cash provided by (used in) financing activities	(17,256)	10,457

Increase (decrease) in cash and cash equivalents	(34,595)	13,661

Cash and cash equivalents:
Beginning of period	74,408	15,932
End of period	$39,813	$29,593

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	5,357	4,760
Cash paid during the period for income taxes	2,223	44

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of December 31, 2003 is derived from our 2003 Annual Report on Form 10-K.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2003 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are valued at the lower of market value or cost, using the specific identification method for vehicles and the first-in first-out (FIFO) method of accounting for parts (collectively, the FIFO method).  Detail of inventory is as follows (in thousands):

	March 31, 2004	December 31, 2003
New and program vehicles	$387,508	$355,937
Used vehicles	72,967	68,747
Parts and accessories	21,737	20,597
	$482,212	$445,281

Note 3.  Earnings Per Share

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended March 31,	2004			2003
	Net Income	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic EPS
Net income	$7,479	18,626	$0.40	$4,165	18,133	$0.23
Diluted EPS
Effect of dilutive stock options		485			139
Net income	$7,479	19,111	$0.39	$4,165	18,272	$0.23

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive are as follows:

	Three Months Ended March 31,
	2004	2003
Stock options	379,616	1,047,692

Note 4.  Comprehensive Income

Comprehensive income includes the change in hedging instruments that are reflected in shareholders’ equity instead of net income and unrealized gains and losses on investments.  The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$7,479	$4,165
Unrealized gain (loss) on investments, net, subsequently realized	—	(11)
Cash flow hedges:
Net derivative gains (losses), net of tax effect of $1,205 and $381, respectively	(1,909)	(588)
Reversal of net derivative losses previously disclosed. This component has been recognized in our statements of operations as incremental interest expense, net of tax effect of $(395) and $(315), respectively	618	499
Total comprehensive income	$6,188	$4,065

Note 5.  Acquisitions

The following acquisitions were made in the first quarter of 2004.  For information on the acquisition made in April 2004, see Note 10. Subsequent Events.

•                  In January 2004, we acquired one Chrysler and Jeep store in Reno, Nevada, which has anticipated annual revenues of approximately $55.0 million.  The store has been renamed Lithia Chrysler Jeep of Reno.

•                  In March 2004, we acquired one Chevrolet store in Helena, Montana, which has anticipated annual revenues of approximately $40.0 million.  The store has been renamed Chevrolet of Helena.

The above acquisitions were accounted for under the purchase method of accounting.  Pro forma results of operations assuming the above acquisitions occurred at the beginning of the respective periods are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Total revenues	$662,975	$607,498
Net income	7,617	4,431
Basic earnings per share	0.41	0.24
Diluted earnings per share	0.40	0.24

There are no future contingent payouts related to any of the above acquisitions and no portion of the purchase price was paid with our equity securities. The purchase price for the above acquisitions was allocated as follows (in thousands):

Inventories	$11,060
Other current assets	28
Property and equipment	6,316
Goodwill	5,942
Other intangible assets - franchise value	2,130
Total assets acquired	25,476

Flooring notes payable	8,620
Other current liabilities	16
Total liabilities acquired	8,636
Net assets acquired	$16,840

Within one year from the purchase date, we may update the value allocated to purchased assets and the resulting goodwill balances for new information received regarding the valuation of such assets.

Note 6.  Dividend Payment

In January 2004, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.07 per share for the fourth quarter of 2003.  The dividend, which totaled approximately $1.3 million, was paid on March 19, 2004 to shareholders of record on March 5, 2004.

Note 7.  U.S. Bank Agreement Amendment

In February 2004, our U.S. Bank N.A. agreement was amended to provide for a $50.0 million revolving line of credit for leased vehicles and equipment purchases, which expires January 31, 2006. Previously, the amount available under this line of credit was $35.0 million and it was set to expire January 31, 2005.

Note 8.  Interest Rate Swaps

In March 2004, we entered into the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•                  effective March 9, 2004 – a five year, $25 million interest rate swap at a fixed rate of 3.25% per annum, variable rate adjusted on the 1st and 16th of each month;

•                  effective March 18, 2004 – a five year, $25 million interest rate swap at a fixed rate of 3.10% per annum, variable rate adjusted on the 1st and 16th of each month.

Note 9.  Stock-Based Compensation

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”   Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net income and net income per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows:

Three Months Ended March 31,	2004	2003
Net income, as reported	$7,479	$4,165
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	25	25
Deduct – total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(618)	(537)
Net income, pro forma	$6,886	$3,653
Basic net income per share:
As reported	$0.40	$0.23
Pro forma	$0.37	$0.20
Diluted net income per share:
As reported	$0.39	$0.23
Pro forma	$0.37	$0.20

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2004		2003
Risk-free interest rate	2.80%		3.00%
Expected dividend yield	1.04%		0%
Expected lives - 2001 Plan	5.4	years	8.0	years
- Purchase Plan	3	months	3	months
Expected volatility	43.32%		46.24%

Note 10.  Subsequent Events

Acquisition

The following acquisition was made subsequent to March 31, 2004:

•                  In April 2004, we acquired Tony Chevrolet of Anchorage and Tony Chevrolet of Wasilla, Alaska, which have anticipated combined annual revenues of approximately $125 million.  The stores have been renamed Chevrolet of South Anchorage and Chevrolet of Wasilla, respectively.

Dividend

In April 2004, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.07 per share for the first quarter of 2004.  The dividend, which will total approximately $1.3 million, will be paid on May 21, 2004 to shareholders of record on May 7, 2004.

Debt Offering

In May 2004, we sold $85 million of 2.88% senior subordinated convertible notes due 2014 through a Rule 144A offering to qualified institutional buyers. Net proceeds from this offering were approximately $82.5 million and were used to pay down our working capital and used vehicle line and new vehicle flooring notes payable. The notes are convertible into shares of our Class A common stock at a price of $37.69 per share upon the satisfaction of certain conditions and upon the occurrence of certain events.  The notes are redeemable at our option beginning May 6, 2009 at the redemption price of 100% of the principal amount plus any accrued interest.   The holders of the notes can require us to repurchase all or some of the notes on May 1, 2009 and upon certain events constituting a fundamental change. A fundamental change is any transaction or event in which all or substantially all of our common stock is exchanged for, converted into, acquired for, or constitutes solely the right to receive, consideration that is not all, or substantially all, common stock that is listed on, or immediately after the transaction or event, will be listed on, a United States national securities exchange.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

Some of the statements in this Form 10-Q constitute forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Exhibit 99.1 to our 2003 Annual Report on Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

General

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of May 10, 2004, we offered 25 brands of new vehicles through 151 franchises in 82 stores in the Western United States and over the Internet.  As of May 10, 2004, we operated 16 stores in Oregon, 13 in California, 11 in Washington, 8 in Texas, 7 in Idaho, 7 in Colorado, 6 in Nevada, 6 in Alaska, 3 in Montana, 2 in South Dakota, 2 in Nebraska and 1 in Oklahoma.  We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance our automotive customers.

Historically, new vehicle sales have accounted for approximately 50% of our total revenues but less than 30% of total gross profit.  We are continuing with a volume-based strategy for our new vehicle sales that we initiated in 2002. Through an advertising campaign called “Driving America” that is centered on “Promo Pricing,” we were able to gain new vehicle market share in many of our markets.  This strategy complements the approach taken by the auto manufacturers, which have continued to offer a high level of customer incentives.

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

Competition from highly incentivized new vehicles in the past two years has had a strong negative impact on the used vehicle market.  This trend is likely to continue in 2004.  However, we have implemented new procedures to help combat this negative impact as follows:

•                  We have begun a strategy of conducting our own local used vehicle auctions in select markets and managing the disposal of used vehicles at larger auctions.  We no longer allow stores to dispose of their excess inventories on their own.  The process is centralized and controlled at the management level; and

•                  We have initiated our “Used Vehicle Promo Pricing” strategy, which markets vehicles with a $99 down payment and then groups vehicles by payment level.  Vehicles are marked with clear and understandable pricing, which reduces haggling and speeds up the sale process.  This strategy resolves the three biggest issues of price, down payment and monthly payment for our customers and sales people in a simple way.

Results of Continuing Operations

Certain revenue, gross margin and gross profit information by product line was as follows:

Three Months Ended March 31, 2004	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicles	55.4%	7.5%	24.9%
Retail used vehicles(1)	24.7	14.2	21.1
Service, body and parts	10.9	47.3	30.9
Finance and insurance(2)	3.7	99.3	21.9
Fleet and other	0.2	20.1	0.3

Three Months Ended March 31, 2003	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicles	55.1%	7.4%	25.9%
Retail used vehicles(1)	25.3	13.0	20.8
Service, body and parts	10.1	47.6	30.4
Finance and insurance(2)	3.6	99.7	23.0
Fleet and other	0.4	12.9	0.3

(1)       Excludes wholesale used vehicle sales, representing 5.1% and 5.5% of total revenues, respectively, and a gross margin contribution of 0.9% and (0.4)%, respectively, for the three month periods ended March 31, 2004 and 2003.

(2)  Reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

Lithia Motors, Inc. (1)	Three Months Ended March 31,
	2004	2003
Revenues:
New vehicles	55.4%	55.1%
Used vehicles	29.8	30.8
Service, body and parts	10.9	10.1
Finance and insurance	3.7	3.6
Fleet and other	0.2	0.4
Total revenues	100.0%	100.0%
Gross profit	16.7	15.8
Selling, general and administrative expenses	13.4	13.3
Depreciation and amortization	0.5	0.4
Income from operations	2.8	2.2
Floorplan interest expense	0.6	0.6
Other interest expense	0.3	0.2
Other expense, net	—	—
Income from continuing operations before taxes	1.9	1.3
Income tax expense	0.8	0.5
Income from continuing operations	1.2%	0.8%

(1)  The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the first quarter of 2004 compared to the first quarter of 2003:

(Dollars in thousands)	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2004	2003
Revenues:
New vehicle sales	$353,601	$308,494	$45,107	14.6%
Used vehicle sales	189,906	172,096	17,810	10.3
Service, body and parts	69,426	56,485	12,941	22.9
Finance and insurance	23,385	20,410	2,975	14.6
Fleet and other	1,531	2,075	(544)	(26.2)
Total revenues	637,849	559,560	78,289	14.0
Cost of sales	531,615	471,073	60,542	12.9
Gross profit	106,234	88,487	17,747	20.1
Selling, general and administrative	85,187	74,229	10,958	14.8
Depreciation and amortization	2,954	2,131	823	38.6
Income from operations	18,093	12,127	5,966	49.2
Floorplan interest expense	(3,616)	(3,546)	70	2.0
Other interest expense	(1,740)	(1,388)	352	25.4
Other income (expense), net	(339)	(147)	192	130.6
Income from continuing operations before taxes	12,398	7,046	5,352	76.0
Income tax expense	4,836	2,731	2,105	77.1
Income from continuing operations	$7,562	$4,315	$3,247	75.2%

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2004	2003
New units sold	12,845	12,010	835	7.0%
Average selling price per new vehicle	$27,528	$25,686	$1,842	7.2

Used units sold - retail	10,777	9,752	1,025	10.5
Average selling price per retail used vehicle	$14,634	$14,498	$136	0.9

Used units sold – wholesale	6,087	6,147	(60)	(1.0)
Average selling price per wholesale used vehicle	$5,289	$4,996	$293	5.9

Finance and insurance sales per retail unit	$990	$938	$52	5.5

Revenues

Total revenues increased 14.0% in the first quarter of 2004 compared to the first quarter of 2003 as a result of acquisitions and 1.7% growth in same-store retail sales.  Same-store sales percentage increases (decreases) were as follows:

First quarter of 2004 vs first quarter of 2003
New vehicles	1.4%
Retail used vehicles	(0.4)
Service, body and parts	8.0
Finance and insurance	2.7
Total retail sales	1.7

Same-store sales are calculated by dealership comparing only those months that contain full-month operating data.

Both domestic and import new vehicle sales continue to be spurred by manufacturer incentives.  While the used vehicle market has been negatively affected by strong new vehicle sales, it showed signs of stabilization in the first quarter of 2004. While used vehicle same-store sales declined slightly, our used vehicle same-store gross profit has increased in the first quarter of 2004 compared to the first quarter of 2003.

The increase in same-store service, body and parts revenue resulted from an increase in the customer-pay portion of the business.  Improvements in the quality of domestic vehicles have resulted in a decline in domestic warranty work, although that decline has slowed in recent quarters.  Import brands, however, continue to demonstrate increases in same-store warranty sales.

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

Penetration rates for certain products were as follows:

Three Months Ended March 31,	2004	2003
Finance and insurance	75%	76%
Service contracts	44	41
Lifetime oil change and filter	36	34

Gross Profit

Gross profit increased $17.7 million in the first quarter of 2004 compared to the first quarter of 2003 due to increased total revenues as well as an increase in our overall gross margin. Gross margins achieved were as follows:

	Three Months Ended March 31,		Lithia
	2004	2003	Margin Change*
New vehicles	7.5%	7.4%	10	bp
Retail used vehicles	14.2	13.0	120
Service and parts	47.3	47.6	(30)
Finance and insurance	99.3	99.7	(40)
Overall	16.7	15.8	90

* “bp” stands for basis points (one hundred basis points equals one percent).

The increase in the overall gross profit margin in the first quarter of 2004 compared to the first quarter of 2003 is primarily a result of improvements in the margins achieved on our used vehicle business as well as an increase in our high margin service and parts revenue as a percentage of total revenue. We have been able to improve the margins on our used vehicle sales primarily due to the strategies discussed above regarding the auctioning of our used vehicles and our “Used Vehicle Promo Pricing.”

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.  Selling, general and administrative expense increased $11.0 million in the first quarter of 2004 compared to the first quarter of 2003, but increased only 10 basis points as a percentage of revenue.  The increase in dollars spent is due to increased selling, or variable, expenses related to the increase in revenues and the number of locations.

Depreciation and Amortization

Depreciation and amortization increased $0.8 million in the first quarter of 2004 compared to the first quarter of 2003 due to the addition of property and equipment primarily related to our acquisitions.

Income from Operations

Operating margins improved by 60 basis points in the first quarter of 2004 to 2.8% from 2.2% in the first quarter of 2003.  The increase is due to the improved overall gross profit margin as discussed above, partially offset by higher operating expenses as a percentage of revenue.

Floorplan Interest Expense

Floorplan interest expense was relatively flat in the first quarter of 2004 compared to the first quarter of 2003. A $213,000 increase in expense as a result of an increase in the average outstanding balances of our floorplan facilities, mainly due to acquisitions, and an increase of $200,000 resulting from our interest rate swaps were mostly offset by a decrease in the LIBOR and the prime rates in the first quarter of 2004 compared to the first quarter of 2003.

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes. Changes in the weighted average interest rate on our debt in the first quarter of 2004 compared to the first quarter of 2003 increased other interest expense by approximately $153,000 and changes in the average outstanding balances in the first quarter of 2004 compared to the first quarter of 2003 resulted in increases of approximately $199,000.

Income Tax Expense

Our effective tax rate was 39.0% in the first quarter of 2004 compared to 38.8% in the first quarter of 2003. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue increased in the first quarter of 2004 compared to the first quarter of 2003 as a result of improvements in gross margins being offset by increased operating expenses as discussed above.

Discontinued Operations

During 2003, we decided to sell certain of our stores and related franchises. We did not dispose of any stores during the first quarter of 2004. At March 31, 2004, we had $15.7 million of assets classified as assets held for sale on our balance sheet related to one store we intend to sell during 2004. The assets primarily include inventory and property, plant and equipment.  Liabilities held for sale of $8.9 million at March 31, 2004 represent new vehicle flooring notes payable related to the stores held for sale.

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

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity offerings to finance operations and expansion. In addition, in May 2004, we closed an $85.0 million public debt offering. We believe that our available cash, cash equivalents, available lines of credit, cash received from our public debt offering in May 2004 and cash flows from operations will be sufficient to meet our anticipated operating expenses and capital requirements for at least 24 to 36 months from March 31, 2004.

Our free cash flow, defined as net income plus depreciation minus dividends and maintenance (unfinanceable) capital expenditures was approximately $6.9 million and $5.1 million, respectively, in the first quarter of 2004 and 2003.  Management believes that free cash flow is an important metric for evaluating the strength and viability of our business model. The reconciliation of net income to free cash flow is as follows (in thousands):

Three Months Ended March 31,	2004	2003
Net income	$7,479	$4,165
Depreciation	2,954	2,131
Dividends	(1,304)	—
Maintenance capital expenditures	(2,258)	(1,179)
Free cash flow	$6,871	$5,117

Our inventories increased to $482.2 million at March 31, 2004 from $445.3 million at December 31, 2003 due primarily to acquisitions, offset by efficiencies gained from the implementation of our new centralized inventory control process.  Our new and used flooring notes payable increased to $466.1 million at March 31, 2004 from $435.2 million at December 31, 2003 due to acquisitions.  New vehicles are financed at approximately 100% and used vehicles are financed at approximately 80%. Our days supply of new vehicles decreased by approximately 5 days at March 31, 2004 compared to December 31, 2003. Our days supply of used vehicles at March 31, 2004 was consistent with December 31, 2003.  Our used vehicle inventories are at historically low levels for this time of year compared to the last five years.  We believe that our new and used vehicle inventories are at appropriate levels at this time.

Assets of discontinued operations held for sale include inventory and property, plant and equipment related to one store held for sale and are recorded on our balance sheet at the lower of book value or estimated fair market value, less applicable selling costs.

As a result of the acquisition of two stores in the first quarter of 2004, our goodwill and other intangibles increased $8.1 million to $244.0 million at March 31, 2004 compared to $236.0 million at December 31, 2003.

In February 2004, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.07 per share for the fourth quarter of 2003, which totaled approximately $1.3 million.  In April 2004, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.07 per share for the first quarter of 2004, which will also total approximately $1.3 million.  We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock.  Through April 2004, we have purchased a total of 59,400 shares under this program and may continue to do so from time to time in the future as conditions warrant.  However, the recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place.  With the dividend, we are able to offer an immediate and tangible return to our shareholders without reducing our already limited market float, which occurs when we repurchase shares.

We have a working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC and Toyota Motor Credit totaling up to $200 million, which expires in February 2006, with interest due monthly. This credit facility is cross-collateralized and secured by cash and cash equivalents, new and used vehicles that are not specifically financed by other lenders, parts inventories, accounts receivable, intangible assets and equipment.  We pledged to DaimlerChrysler Services and Toyota Motor Credit the stock of all of our subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores.

The financial covenants in our agreement with DaimlerChrysler Services and Toyota Motor Credit require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels.   At March 31, 2004, we were in compliance with all of the covenants of this agreement.

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

We have a credit facility with U.S. Bank N.A., which provides for a $50.0 million revolving line of credit for leased vehicles and equipment purchases and expires January 31, 2006.

Interest rates on all of the above facilities ranged from 2.61% to 3.84% at March 31, 2004.  Amounts outstanding on the lines at March 31, 2004 together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at March 31, 2004	Remaining Availability as of March 31, 2004
New and program vehicle lines	$407,179	$0	*
Working capital and used vehicle line	74,000	126,000	**
Real estate line	9,018	30,982
Equipment/leased vehicle line	50,000	—
	$540,197	$156,982	* **

*  There are no formal limits on the new and program vehicle lines with certain lenders.

** As limited by the terms of the line regarding the borrowing base.

In May 2004, we sold $85 million of 2.88% senior subordinated convertible notes due 2014 through a Rule 144A offering to qualified institutional buyers. Net proceeds from this offering were approximately $82.5 million and were used to pay down our working capital and used vehicle line and new vehicle flooring notes payable. The notes are convertible into shares of our Class A common stock at a price of $37.69 per share upon the satisfaction of certain conditions and upon the occurrence of certain events.  The notes are redeemable at our option beginning May 6, 2009 at the redemption price of 100% of the principal amount plus any accrued interest.  The holders of the notes can require us to repurchase all or some of the notes on May 1, 2009 and upon certain events constituting a fundamental change. A fundamental change is any transaction or event in which all or substantially all of our common stock is exchanged for, converted into, acquired for, or constitutes solely the right to receive, consideration that is not all, or substantially all, common stock that is listed on, or immediately after the transaction or event, will be listed on, a United States national securities exchange.

We had capital commitments of $6.0 million at March 31, 2004 for additions to five existing facilities and the remodel of three facilities.  We have already incurred $4.6 million for these projects, with the remaining $6.0 million expected to be incurred during the remainder of 2004. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

Critical Accounting Policies and Use of Estimates

We reaffirm our critical accounting policies and use of estimates as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004, except for the addition of the following that only applies to our quarterly filings.

Executive Bonuses

We make certain estimates, judgments and assumptions regarding the likelihood of our attainment, and the level thereof, of the annual executive bonus criteria in order to record bonus expense on a quarterly basis. These estimates, judgments and assumptions are made quarterly based on available information.  If actual results differ significantly from our estimates, the amount of bonus expense recorded in a particular quarter could be significantly over or under stated. We accrue the anticipated expense on an accelerated basis in the first, second and third quarters based on bonus attainment expectations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2003 Annual Report on Form 10-K, which

h was filed with the Securities and Exchange Commission on March 15, 2004.

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

4.1	Indenture dated May 4, 2004, between Lithia motors, Inc. and U.S. Bank National Association, as Trustee, relating to 2.875% Convertible Senior Subordinated Notes due 2014.
10.1	Second Amendment, dated as of December 4, 2003, to Credit Agreement dated February 25, 2003, between DaimlerChrysler Services North America LLC, as Agent and Lithia Motors, Inc.
10.2	Modification No. 2, dated as of November 1, 2003, to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust.
10.3	Modification No. 3, dated as of February 20, 2004, to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust.
31.1	Certification of Sidney B. DeBoer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeffrey B. DeBoer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Sidney B. DeBoer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeffrey B. DeBoer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

There were no reports on Form 8-K filed during the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	LITHIA MOTORS, INC.

	By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By	/s/ LINDA A. GANIM
Linda A. Ganim
Vice President and Chief Accounting Officer
(Principal Accounting Officer)