Form 10-Q
period 2004-06-30
LITHIA MOTORS INC
filed 2004-08-06
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes   ☒        No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒        No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	15,055,476
Class B common stock without par value	3,762,231
(Class)	(Outstanding at August 4, 2004)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$9,971	$74,408
Contracts in transit	40,698	44,709
Trade receivables, net of allowance for doubtful accounts of $453 and $413	43,568	42,199
Notes receivable, current portion, net of allowance for doubtful accounts of $42 and $49	86	208
Inventories, net	604,449	445,281
Vehicles leased to others, current portion	4,968	5,747
Prepaid expenses and other	6,871	3,392
Assets held for sale	16,537	20,408
Deferred income taxes	994	585
Total Current Assets	728,142	636,937

Land and buildings, net of accumulated depreciation of $6,598 and $5,683	195,389	164,676
Equipment and other, net of accumulated depreciation of $22,427 and $18,315	71,476	62,637
Notes receivable, less current portion	645	676
Vehicles leased to others, less current portion	8	10
Goodwill	233,500	207,027
Other intangible assets, net of accumulated amortization of $51 and $39	39,904	28,946
Other non-current assets	4,082	1,873
Total Assets	$1,273,146	$1,102,782

Liabilities and Stockholders’ Equity
Current Liabilities:
Flooring notes payable	$514,750	$378,961
Current maturities of long-term debt	5,679	14,299
Trade payables	26,661	24,402
Accrued liabilities	50,267	46,164
Liabilities held for sale	3,292	13,045
Total Current Liabilities	600,649	476,871

Used vehicle flooring facility	—	56,267
Real estate debt, less current maturities	112,364	80,159
Other long-term debt, less current maturities	136,607	98,308
Deferred revenue	726	875
Other long-term liabilities	10,644	7,235
Deferred income taxes	30,058	24,141
Total Liabilities	891,048	743,856

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 14,987 and 14,693	212,331	208,187
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	1,547	1,231
Accumulated other comprehensive income (loss)	1,542	(1,468)
Retained earnings	166,210	150,508
Total Stockholders’ Equity	382,098	358,926
Total Liabilities and Stockholders’ Equity	$1,273,146	$1,102,782

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LITHIA MOTORS, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except  per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues:
New vehicle sales	$400,217	$363,845	$753,818	$672,339
Used vehicle sales	184,186	191,092	374,092	363,188
Service, body and parts	71,753	61,032	141,179	117,517
Finance and insurance	24,744	22,478	48,129	42,888
Fleet and other	1,367	1,865	2,898	3,940
Total revenues	682,267	640,312	1,320,116	1,199,872
Cost of sales	566,328	538,573	1,097,943	1,009,646
Gross profit	115,939	101,739	222,173	190,226
Selling, general and administrative	88,565	79,585	173,752	153,814
Depreciation - buildings	675	481	1,319	940
Depreciation and amortization - other	2,414	1,773	4,724	3,445
Income from operations	24,285	19,900	42,378	32,027
Other income (expense):
Floorplan interest expense	(4,123)	(3,672)	(7,739)	(7,218)
Other interest expense	(2,157)	(1,564)	(3,897)	(2,952)
Other expense, net	(358)	(255)	(697)	(402)
	(6,638)	(5,491)	(12,333)	(10,572)
Income from continuing operations before income taxes	17,647	14,409	30,045	21,455
Income taxes	6,882	5,808	11,718	8,539
Income before discontinued operations	10,765	8,601	18,327	12,916
Income (loss) from discontinued operations, net of income tax expense (benefit) of $48, $(59), $(5) and $(154)	75	(82)	(8)	(232)
Net income	$10,840	$8,519	$18,319	$12,684

Basic income per share from continuing operations	$0.57	$0.47	$0.98	$0.71
Basic income (loss) per share from discontinued operations	0.01	(0.00)	(0.00)	(0.01)
Basic net income per share	$0.58	$0.47	$0.98	$0.70

Shares used in basic net income per share	18,746	18,228	18,686	18,181

Diluted income per share from continuing operations	$0.56	$0.47	$0.96	$0.70
Diluted income (loss) per share from discontinued operations	0.01	(0.01)	(0.00)	(0.01)
Diluted net income per share	$0.57	$0.46	$0.96	$0.69

Shares used in diluted net income per share	19,142	18,379	19,127	18,326

The accompanying notes are an integral part of these condensed consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$18,319	$12,684
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	6,043	4,385
Depreciation and amortization of discontinued operations	14	340
Compensation expense related to stock option issuances	150	102
(Gain) loss on sale of assets	190	(874)
Loss on sale of vehicles leased to others	104	52
Gain on sale of franchise	(569)	(275)
Deferred income taxes	3,785	1,750
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(1,077)	(2,445)
Contracts in transit	4,011	(6,791)
Inventories	(110,638)	9,034
Prepaid expenses and other	349	1,561
Other noncurrent assets	341	375
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	89,905	21,404
Trade payables	2,256	4,609
Accrued liabilities	4,957	10,213
Other long-term liabilities and deferred revenue	3,046	(2,856)
Net cash provided by operating activities	21,186	53,268

Cash flows from investing activities:
Notes receivable issued	—	(61)
Principal payments received on notes receivable	153	240
Capital expenditures:
Non-financeable	(5,061)	(2,997)
Financeable	(19,234)	(10,873)
Proceeds from sale of assets	320	215
Expenditures for vehicles leased to others	(4,044)	(3,512)
Proceeds from sale of vehicles leased to others	1,281	386
Cash paid for acquisitions, net of cash acquired	(52,198)	(29,280)
Proceeds from sales of franchises	643	252
Net cash used in investing activities	(78,140)	(45,630)

Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	(111,018)	25,613
Principal payments on long-term debt and capital leases	(9,690)	(1,334)
Proceeds from issuance of long-term debt	114,317	5,243
Debt issuance costs	(2,550)	—
Repurchase of common stock	—	(215)
Proceeds from issuance of common stock	4,075	2,133
Dividends paid	(2,617)	—
Net cash provided by (used in) financing activities	(7,483)	31,440

Increase (decrease) in cash and cash equivalents	(64,437)	39,078

Cash and cash equivalents:
Beginning of period	74,408	15,932
End of period	$9,971	$55,010

Supplemental Cash Flow Information:
Cash paid for income taxes	$6,642	$41
Cash paid for interest	11,367	10,191

Supplemental Schedule of Non-Cash Transactions:
Debt issued in connection with acquisitions	$12,000	$—
Assets acquired through real estate exchange	—	1,946

The accompanying notes are an integral part of these condensed consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein as of June 30, 2004 and for the three and six-month periods ended June 30, 2004 and 2003 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of December 31, 2003 is derived from our 2003 Annual Report on Form 10-K.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2003 Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using the specific identification method for vehicles and parts.  Detail of inventory is as follows (in thousands):

	June 30, 2004	December 31, 2003
New and program vehicles	$496,712	$355,937
Used vehicles	85,209	68,747
Parts and accessories	22,528	20,597
	$604,449	$445,281

Note 3. Earnings Per Share

Following is a reconciliation of basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts).

	2004			2003
Three Months Ended June 30,	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income	$10,840	18,746	$0.58	$8,519	18,228	$0.47
Diluted EPS
Effect of dilutive stock options	—	396		—	151
Net income	$10,840	19,142	$0.57	$8,519	18,379	$0.46

	2004			2003
Six Months Ended June 30,	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS
Net income	$18,319	18,686	$0.98	$12,684	18,181	$0.70
Diluted EPS
Effect of dilutive stock options	—	441			145
Net income	$18,319	19,127	$0.96	$12,684	18,326	$0.69

Potentially dilutive securities that are not included in the diluted EPS calculations because they would be antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock options	333,140	1,017,863	333,140	1,021,292

Also excluded from the three and six month periods ended June 30, 2004 are 2,255,314 shares of Class A common stock issuable upon conversion of our outstanding convertible debt.  See Note 10.  However, should EITF 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share,” be approved, such shares may be required to be included in our diluted EPS calculation and would require prior period EPS calculations to be restated, as applicable.  We are unable to predict, at this time, if EITF 04-8 will be approved as it is currently written.

Note 4.  Comprehensive Income

Comprehensive income includes the change in hedging instruments that are reflected in stockholders’ equity instead of net income and unrealized gains and losses on investments.  The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$10,840	$8,519	$18,319	$12,684
Unrealized gain (loss) on investments, net, subsequently realized	—	5	—	(6)
Cash flow hedges:
Net derivative gains (losses), net of tax effect of $(2,292), $617, $(1,087) and $998, respectively	3,560	(927)	1,651	(1,515)
Reversal of net derivative losses previously disclosed. This component has been recognized in our statements of operations as incremental interest expense, net of tax effect of $(474), $(378), $(869) and $(693), respectively	741	549	1,359	1,048
Total comprehensive income	$15,141	$8,146	$21,329	$12,211

Note 5.  Acquisitions

The following acquisitions were made in the first six months of 2004.  For information on the acquisition made in July 2004, see Note 13. Subsequent Events.

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

The above acquisitions were accounted for under the purchase method of accounting.  Pro forma results of operations assuming the above acquisitions occurred at the beginning of the respective periods are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total revenues	$690,183	$698,638	$1,359,619	$1,311,540
Net income	10,957	9,905	18,629	14,555
Basic earnings per share	0.58	0.54	1.00	0.80
Diluted earnings per share	0.57	0.54	0.97	0.79

There are no future contingent payouts related to any of the above acquisitions and no portion of the purchase price was paid with our equity securities.

The purchase price for the above acquisitions was allocated as follows (in thousands):

Inventories	$41,733
Other current assets	376
Property and equipment	21,770
Goodwill	26,493
Other intangible assets - franchise value	10,820
Total assets acquired	101,192

Flooring notes payable	36,437
Other current liabilities	324
Other non-current liabilities	288
Total liabilities acquired	37,049
Net assets acquired	$64,143

Within one year from the purchase date, we may update the value allocated to purchased assets and the resulting goodwill balances based on information received regarding the valuation of such assets.

Note 6.  Dividend Payments

Cash dividends at the rate of $0.07 per common share, which totaled approximately $1.3 million, were paid on March 19, 2004 to shareholders of record on March 5, 2004 and on May 21, 2004 to shareholders of record on May 7, 2004.

Note 7.  U.S. Bank Agreement Amendment

In February 2004, our U.S. Bank N.A. agreement was amended to provide for a $50.0 million revolving line of credit for leased vehicles and equipment purchases, which expires January 31, 2006. Previously, the amount available under this line of credit was $35.0 million and with expiration on January 31, 2005.

Note 8.  DaimlerChrysler Agreement Amendment

In June 2004, our DaimlerChrysler Services North America LLC and Toyota Motor Credit revolving credit agreement was amended as follows:

•                  The revolving commitment amount was decreased from $200 million to $150 million following our successful convertible debt offering in May 2004; and

•                  The termination date of the agreement was extended to May 1, 2007 from February 25, 2006 and has an option to extend the termination date to May 1, 2008.

Note 9.  Interest Rate Swaps

In March 2004, we entered into the following new interest rate swaps with U.S. Bank Dealer Commercial Services to effectively change the variable rate cash flow exposure on a portion of our flooring debt to fixed rate cash flows:

•                  effective March 9, 2004 - a five year, $25 million interest rate swap at a fixed rate of 3.25% per annum, variable rate adjusted on the 1st and 16th of each month;

•                  effective March 18, 2004 - a five year, $25 million interest rate swap at a fixed rate of 3.10% per annum, variable rate adjusted on the 1st and 16th of each month.

Note 10.  Debt Offering

In May 2004, we sold $85 million of 2.875% senior subordinated convertible notes due 2014 through a Rule 144A offering to qualified institutional buyers. We will also pay contingent interest on the notes during any six-month interest period beginning May 1, 2009, in which the trading price of the notes for a specified period of time equals or exceeds 120% of the principal amount of the notes.  Net proceeds from this offering were approximately $82.5 million and were used to pay down our working capital and used vehicle line and new vehicle flooring notes payable. The notes are convertible into shares of our Class A common stock at a price of $37.69 per share upon the satisfaction of certain conditions and upon the occurrence of certain events as follows:

•                  if, prior to May 1, 2009, and during any calendar quarter, the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter;

•                  if, after May 1, 2009, the closing  sale price of our common stock exceeds 120% of the conversion price;

•                  if, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes;

•                  if the notes have been called for redemption; or

•                  upon certain specified corporate events.

Any declaration and payment of a dividend in excess of $0.08 per share per quarter will result in an adjustment in the conversion rate for the notes.

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

We filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 26, 2004 covering the resale of the notes and the common stock issuable upon conversion of the notes.

Note 11.  Amendments to Stock Plans

At our Annual Shareholders Meeting in April 2004, our shareholders approved amendments to our stock plans as follows:

•                  the number of shares of our common stock issuable pursuant to our 2003 Stock Incentive Plan were increased to 2.2 million from 1.2 million; and

•                  the number of shares of our common stock issuable pursuant to our 1998 Employee Stock Purchase Plan were increased to 1.75 million from 1.5 million.

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

Three Months Ended June 30,	2004	2003
Net income, as reported	$10,840	$8,519
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	25	24
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(566)	(520)
Net income, pro forma	$10,299	$8,023
Basic net income per share:
As reported	$0.58	$0.47
Pro forma	$0.55	$0.44
Diluted net income per share:
As reported	$0.57	$0.46
Pro forma	$0.55	$0.44

Six Months Ended June 30,	2004	2003
Net income, as reported	$18,319	$12,684
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	50	49
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,184)	(1,057)
Net income, pro forma	$17,185	$11,676
Basic net income per share:
As reported	$0.98	$0.70
Pro forma	$0.92	$0.64
Diluted net income per share:
As reported	$0.96	$0.69
Pro forma	$0.91	$0.64

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Months Ended June 30,	2004	2003
Risk-free interest rate	0.93 - 2.80%	2.5 - 3.0%
Expected dividend yield	1.04 - 1.42%	0%
Expected lives - 2001 Plan	5.4 years	7.7 - 8 years
- Purchase Plan	3 months	3 months
Expected volatility	28.11%- 43.32%	46.24% - 46.79%

Note 13.  Subsequent Events

Acquisition

The following acquisition was made subsequent to June 30, 2004:

•                  In July 2004, we acquired one Toyota store in Odessa, Texas, which has anticipated annual revenues of approximately $20.0 million.  The store has been renamed Lithia Toyota of Odessa.

Dividend

In July 2004, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.08 per share for the second quarter of 2004.  The dividend, which will total approximately $1.5 million, will be paid on August 16, 2004 to shareholders of record on August 2, 2004.

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

General

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of August 1, 2004, we offered 25 brands of new vehicles through 152 franchises in 83 stores in the Western United States and over the Internet.  As of August 1, 2004, we operated 16 stores in Oregon, 13 in California, 11 in Washington, 9 in Texas, 7 in Idaho, 7 in Colorado, 6 in Nevada, 6 in Alaska, 3 in Montana, 2 in South Dakota, 2 in Nebraska and 1 in Oklahoma.  We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

Historically, new vehicle sales have accounted for over half of our total revenues but less than one-third of total gross profit.  We are continuing with a volume-based strategy for our new vehicle sales that we initiated in 2002. Through an advertising campaign called “Driving America” that is centered on “Promo Pricing,” we have been able to gain new vehicle market share in many of our markets.  This strategy complements the goal of most auto manufacturers, which have continued to offer a high level of cash or other incentives on purchases.

For the second half of 2004, we expect that manufacturers will continue to offer incentives on new vehicle sales through a combination of rebates and low interest rate loans to consumers. We plan to continue with our volume-based new vehicle strategy in most of our stores.  As the economy and the incentive environment change, we expect to change our new vehicle sales strategy to adjust to any new conditions.

Competition from new vehicles with heavy manufacture incentives in the past two years has had a strong negative impact on the used vehicle market.  This trend continued in the first half of 2004, and is likely to continue throughout the rest of 2004.  We have implemented new procedures in the used vehicle business to help offset this negative impact as follows:

•                  We have begun conducting our own local used vehicle auctions in select markets and managing the disposal of used vehicles at larger auctions.  We no longer allow stores to dispose of their excess inventories on their own.  The process is centralized and controlled at the management level; and

•                  We have initiated our “Used Vehicle Promo Pricing” strategy, which markets vehicles with a $99 down payment and then groups vehicles by payment level.  Vehicles are marked with clear and understandable pricing, which reduces haggling and speeds up the sale process.  This strategy resolves the three biggest issues of price, down payment and monthly payment for our customers and sales people in a simple way.

Results of Continuing Operations

Certain revenue, gross margin and gross profit information by product line was as follows:

Three Months Ended June 30, 2004	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicles	58.7%	8.1%	27.9%
Retail used vehicles(1)	22.5	14.6	19.4
Service, body and parts	10.5	48.7	30.1
Finance and insurance(2)	3.6	99.6	21.3
Fleet and other	0.2	22.8	0.3

Three Months Ended June 30, 2003	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicles	56.8%	7.8%	28.0%
Retail used vehicles(1)	24.8	13.9	21.6
Service, body and parts	9.5	46.8	28.1
Finance and insurance(2)	3.5	99.6	22.0
Fleet and other	0.3	22.4	0.4

Six Months Ended June 30, 2004	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicles	57.1%	7.8%	26.5%
Retail used vehicles(1)	23.6	14.4	20.2
Service, body and parts	10.7	48.0	30.5
Finance and insurance(2)	3.6	99.5	21.6
Fleet and other	0.2	21.4	0.3

Six Months Ended June 30, 2003	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicles	56.0%	7.6%	27.0%
Retail used vehicles(1)	25.0	13.5	21.2
Service, body and parts	9.8	47.2	29.1
Finance and insurance(2)	3.6	99.6	22.5
Fleet and other	0.3	17.4	0.4

(1)                                  Excludes wholesale used vehicle sales, representing 4.5%, 5.1%, 4.8% and 5.3% of total revenues, respectively,  and a gross margin contribution of 1.0%, (0.1)%, 0.9% and (0.2)%, respectively, for the three and six month periods ended June 30, 2004 and 2003.

(2)                                  Reported net of estimated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Lithia Motors, Inc. (1)	2004	2003	2004	2003
Revenues:
New vehicles	58.7%	56.8%	57.1%	56.0%
Used vehicles	27.0	29.9	28.4	30.3
Service, body and parts	10.5	9.5	10.7	9.8
Finance and insurance	3.6	3.5	3.6	3.6
Fleet and other	0.2	0.3	0.2	0.3
Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	17.0	15.9	16.8	15.9
Selling, general and administrative expenses	13.0	12.4	13.2	12.8
Depreciation and amortization	0.5	0.4	0.5	0.4
Income from operations	3.6	3.1	3.2	2.7
Floorplan interest expense	0.6	0.6	0.6	0.6
Other interest expense	0.3	0.2	0.3	0.2
Other expense, net	0.1	0.0	0.1	0.0
Income from continuing operations before taxes	2.6	2.3	2.3	1.8
Income tax expense	1.0	0.9	0.9	0.7
Income from continuing operations	1.6%	1.3%	1.4%	1.1%

(1)  The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the three and six month periods ended June 30, 2004 compared to the three and six month periods ended June 30, 2003:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2004	2003
Revenues:
New vehicle sales	$400,217	$363,845	$36,372	10.0%
Used vehicle sales	184,186	191,092	(6,906)	(3.6)
Service, body and parts	71,753	61,032	10,721	17.6
Finance and insurance	24,744	22,478	2,266	10.1
Fleet and other	1,367	1,865	(498)	(26.7)
Total revenues	682,267	640,312	41,955	6.6
Cost of sales	566,328	538,573	27,755	5.2
Gross profit	115,939	101,739	14,200	14.0
Selling, general and administrative	88,565	79,585	8,980	11.3
Depreciation and amortization	3,089	2,254	835	37.0
Income from operations	24,285	19,900	4,385	22.0
Floorplan interest expense	4,123	3,672	451	12.3
Other interest expense	2,157	1,564	593	37.9
Other (income) expense, net	358	255	103	40.4
Income from continuing operations before taxes	17,647	14,409	3,238	22.5
Income tax expense	6,882	5,808	1,074	18.5
Income from continuing operations	$10,765	$8,601	$2,164	25.2%

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2004	2003
New units sold	14,398	13,720	678	4.9%
Average selling price per new vehicle	$27,797	$26,519	$1,278	4.8

Used units sold - retail	10,253	10,792	(539)	(5.0)
Average selling price per retail used vehicle	$14,977	$14,699	$278	1.9

Used units sold – wholesale	5,720	6,794	(1,074)	(15.8)
Average selling price per wholesale used vehicle	$5,354	$4,778	$576	12.1

Finance and insurance sales per retail unit	$1,004	$917	$87	9.5%

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2004	2003
Revenues:
New vehicle sales	$753,818	$672,339	$81,479	12.1%
Used vehicle sales	374,092	363,188	10,904	3.0
Service, body and parts	141,179	117,517	23,662	20.1
Finance and insurance	48,129	42,888	5,241	12.2
Fleet and other	2,898	3,940	(1,042)	(26.4)
Total revenues	1,320,116	1,199,872	120,244	10.0
Cost of sales	1,097,943	1,009,646	88,297	8.7
Gross profit	222,173	190,226	31,947	16.8
Selling, general and administrative	173,752	153,814	19,938	13.0
Depreciation and amortization	6,043	4,385	1,658	37.8
Income from operations	42,378	32,027	10,351	32.3
Floorplan interest expense	7,739	7,218	521	7.2
Other interest expense	3,897	2,952	945	32.0
Other (income) expense, net	697	402	295	73.4
Income from continuing operations before taxes	30,045	21,455	8,590	40.0
Income tax expense	11,718	8,539	3,179	37.2
Income from continuing operations	$18,327	$12,916	$5,411	41.9%

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2004	2003
New units sold	27,243	25,730	1,513	5.9%
Average selling price per new vehicle	$27,670	$26,131	$1,539	5.9

Used units sold - retail	21,030	20,544	486	2.4
Average selling price per retail used vehicle	$14,801	$14,603	$198	1.4

Used units sold – wholesale	11,807	12,941	(1,134)	(8.8)
Average selling price per wholesale used vehicle	$5,320	$4,882	$438	9.0

Finance and insurance sales per retail unit	$997	$927	$70	7.6%

Revenues

Total revenues increased 6.6% and 10.0%, respectively, in the three and six month periods ended June 30, 2004 compared to the same periods of 2003, as a result of acquisitions and increases in the average new and used vehicle sales prices. These increases were offset by same-store sales declines of 5.3% and 2.0%, respectively, for the three and six month periods ended June 30, 2004 compared to the same periods of 2003.  Same-store sales percentage increases (decreases) were as follows:

	Three months ended June 30, 2004 vs. three months ended June 30, 2003	Six months ended June 30, 2004 vs. six months ended June 30, 2003
New vehicles	(3.5)%	(1.3)%
Retail used vehicles	(13.1)	(7.1)
Service, body and parts	3.3	5.6
Finance and insurance	(1.2)	0.6
Total retail sales	(5.3)	(2.0)

Same-store sales are calculated by dealership comparing only those months that contain full-month operating data.

New vehicle same store sales were down in the three and six month periods ended June 30, 2004 compared to the same periods of 2003 due to an unusually strong second quarter in 2003, which experienced double digit sales growth.  Used vehicle same store sales have been negatively affected  in the same periods by continued manufacturer incentives on new vehicles.  Although same store sales have declined in the current periods, we have experienced an increase in gross margins in both new and used vehicles compared to the same periods last year.

The increases in same-store service, body and parts revenue resulted from increases in the customer retail business with our manufacturer warranty business remaining relatively stable.  Our focus on service advisor training has also contributed to the increases in same-store sales. Improvements in the quality of Chrysler, General Motors, Ford and Toyota vehicles have resulted in declines in warranty work for these brands. Other brands, however, continue to demonstrate increases in same-store warranty sales.

Fleet and other sales include both fleet sales and fees received for delivering vehicles on behalf of the manufacturer, the U.S. military, rent-a-car companies or leasing companies.  In 2003 we decided to not focus on fleet sales due to their low margins.  This has resulted in a decrease in total fleet and other sales, but an increase in the gross margin percentage due to a higher percentage of fee income compared to fleet income.

Penetration rates for certain products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Finance and insurance	76%	75%	76%	76%
Service contracts	43	41	43	41
Lifetime oil and filter change	38	34	37	34

Gross Profit

Gross profit increased $14.2 million and $31.9 million, respectively, in the three and six month periods ended June 30, 2004 compared to the same periods of 2003 due to increased total revenues as well as increases in our overall gross margin. Gross margins achieved were as follows:

	Three Months Ended June 30,		Lithia Margin Change*
	2004	2003
New vehicles	8.1%	7.8%	30bp
Retail used vehicles	14.6	13.9	70
Service and parts	48.7	46.8	190
Finance and insurance	99.6	99.6	—
Overall	17.0	15.9	110

	Six Months Ended June 30,		Lithia Margin Change*
	2004	2003
New vehicles	7.8%	7.6%	20bp
Retail used vehicles	14.4	13.5	90
Service and parts	48.0	47.2	80
Finance and insurance	99.5	99.6	(10)
Overall	16.8	15.9	90

* “bp” stands for basis points (one hundred basis points equals one percent).

The increases in the overall gross profit margin in the first half of 2004 compared to the first half of 2003 were primarily a result of improvements in the margins achieved on our used vehicle business as well as an increase in our high margin service and parts revenue as a percentage of total revenue.

New vehicle gross margins increased primarily due to internal directives communicated to our stores to attain a sales target closer to the manufacturer suggested retail price.

We have been able to improve the margins on our used vehicle sales primarily due to the strategies discussed above regarding the auctioning of our used vehicles and our “Used Vehicle Promo Pricing.” Total same-store gross profit for the second quarter and first half of 2004 increased from the comparable periods of 2003.

Our focus on margin improvement in the wholesale parts business was the major contributor to the improved gross margins in the service and parts department.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.  Selling, general and administrative expense increased $9.0 million and $19.9 million, respectively, in the three and six month periods ended June 30, 2004 compared to same periods of 2003, and increased 60 basis points and 40 basis points, respectively, as a percentage of revenue.  The increases in dollars spent are due to increased selling, or variable, expenses related to the increases in revenues and the number of locations.  SG&A as a percentage of sales will increase when the service and parts revenue contribution increases relative to total sales due to its higher SG&A component.  Because of this, a more important gauge is the trend of SG&A as a percentage of gross profit, which has decreased for the same periods.

Depreciation and Amortization

Depreciation and amortization increased $0.8 million and $1.7 million, respectively, in the three and six month periods ended June 30, 2004 compared to the same periods of 2003 due to the addition of property and equipment related to our acquisitions, as well as leasehold improvements to existing facilities.

Income from Operations

Operating margins improved by 50 basis points in both the three and six month periods ended June 30, 2004 to 3.6% and 3.2%, respectively, from 3.1% and 2.7%, respectively, in the comparable periods of 2003.  The increases are due to the improved overall gross profit margins as discussed above, partially offset by higher operating expenses as a percentage of revenue.

Floorplan Interest Expense

Floorplan interest expense increased $0.5 million in both the three and six month periods ended June 30, 2004 compared to the same periods of 2003.  A $612,000 and $825,000 increase, respectively, was the result of increases in the average outstanding balances of our floorplan facilities, mainly due to acquisitions, and increases of $287,000 and $487,000, respectively, resulting from our interest rate swaps were partially offset by decreases in the LIBOR and the prime rates in the three and six month periods ended June 30, 2004 compared to the same periods of 2003.

Other Interest Expense

Other interest expense includes interest on our convertible notes, debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes. Other interest expense increased $0.6 million and $0.9 million, respectively, in the three and six month periods ended June 30, 2004 compared to the same periods of 2003. Changes in the weighted average interest rate on our debt in the three and six month periods ended June 30, 2004 compared to the same periods of 2003 increased other interest expense by approximately $8,000 and $161,000, respectively, and changes in the average outstanding balances resulted in increases of approximately $585,000 and $784,000, respectively.  Interest expense related to the $85.0 million of convertible notes that were issued in May 2004 totals approximately $748,000 per quarter, which consists of $611,000 of contractual interest and $137,000 of amortization of debt issuance costs.

Income Tax Expense

Our effective tax rate was 39.0% in the first six months of 2004 compared to 39.8% in the first six months of 2003. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue increased in the three and six month periods ended June 30, 2004 compared to same periods of 2003 as a result of improvements in gross margins being offset in part by increased operating expenses as discussed above.

Discontinued Operations

During 2003, we decided to sell certain stores and related franchises. We did not dispose of any stores during the first six months of 2004. At June 30, 2004, we had $16.5 million of assets classified as assets held for sale on our balance sheet related to one store we intend to sell during 2004. The assets primarily include inventory and property, plant and equipment.  Liabilities held for sale of $3.3 million at June 30, 2004 represent new vehicle flooring notes payable related to the store held for sale.

We continually monitor the performance of each of our stores and make determinations to sell based on return on capital criteria.

Seasonality and Quarterly Fluctuations

Historically, our sales have been lower in the first and fourth quarters of each year due to consumer purchasing patterns during the holiday season, inclement weather in certain of our markets and the reduced number of business days during the holiday season.  As a result, financial performance is expected to be lower during the first and fourth quarters than during the other quarters of each fiscal year. We believe that interest rates, levels of consumer debt and consumer confidence, as well as general economic conditions, also contribute to fluctuations in sales and operating results. Acquisitions have also been a contributor to fluctuations in our operating results from quarter to quarter.

Free Cash Flow

Our free cash flow, defined as net income from continuing operations plus depreciation minus dividends and non-financeable capital expenditures, was approximately $16.7 million and $14.3 million, respectively, in the first six months of 2004 and 2003.  Management believes that free cash flow is an important metric for evaluating the strength and viability of our business model. The reconciliation of net income to free cash flow is as follows (in thousands):

Six Months Ended June 30,	2004	2003
Net income from continuing operations	$18,327	$12,916
Depreciation and amortization	6,043	4,385
Dividends	(2,617)	—
Non-financeable capital expenditures	(5,061)	(2,997)
Free cash flow from continuing operations	$16,692	$14,304

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity and private debt offerings to finance operations and expansion. In addition, in May 2004, we closed an $85.0 million private debt offering. We believe that our available cash, cash equivalents, available lines of credit, cash received from our debt offering in May 2004 and cash flows from operations will be sufficient to meet our anticipated operating expenses and capital requirements for at least 24 to 36 months from June 30, 2004.

Our inventories increased to $604.4 million at June 30, 2004 from $445.3 million at December 31, 2003 due primarily to acquisitions and our decision to purchase a greater stock of 2004 vehicles going into the third quarter in order to take advantage of the anticipated strong incentive environment for the 2004 models as the 2005 models are introduced.  Our new and used flooring notes payable increased to $514.8 million at June 30, 2004 from $435.2 million at December 31, 2003 due to acquisitions.  New vehicles are financed at approximately 100% and used vehicles are financed at approximately 80% of cost. Our days supply of new vehicles increased by approximately 9 days at June 30, 2004 compared to December 31, 2003. Our days supply of used vehicles increased by approximately 5 days at June 30, 2004 compared to December 31, 2003.  We believe that our new and used vehicle inventories are at appropriate levels at this time.

Assets of discontinued operations held for sale include inventory and property, plant and equipment related to one store held for sale and are recorded on our balance sheet at the lower of book value or estimated fair market value, less applicable selling costs.

As a result of the acquisition of four stores in the first six months of 2004, our goodwill and other intangibles increased $37.4 million to $273.4 million at June 30, 2004, compared to $236.0 million at December 31, 2003.

In January and April 2004, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.07 per share for the fourth quarter of 2003 and the first quarter of 2004, respectively, which totaled approximately $1.3 million each.  In July 2004, our Board of Directors declared a dividend on our Class A and Class B common stock of $0.08 per share for the second quarter of 2004, which will total approximately $1.5 million.  We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock.  Through July 2004, we have purchased a total of 59,400 shares under this program and may continue to do so from time to time in the future as conditions warrant.  However, the recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place.  With the dividend, we are able to offer an immediate and tangible return to our shareholders without reducing our already limited market float, which occurs when we repurchase shares.

We have a working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC and Toyota Motor Credit, as amended in June 2004, totaling up to $150 million, which expires May 1, 2007 with an option to extend to May 1, 2008, with interest due monthly.  This credit facility is cross-collateralized and secured by cash and cash equivalents, new and used vehicles that are not specifically financed by other lenders, parts inventories, accounts receivable, intangible assets and equipment.  We pledged to DaimlerChrysler Services and Toyota Motor Credit the stock of all of our subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores.

The financial covenants in our agreement with DaimlerChrysler Services and Toyota Motor Credit require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels.   At June 30, 2004, we were in compliance with all of the covenants of this agreement.

Ford Motor Credit and General Motors Acceptance Corporation have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Services and Toyota Motor Credit Corporation serving as the primary lenders for substantially all other brands.  These new vehicle lines are secured by new vehicle inventory of the relevant brands.

We also have a revolving credit real estate line with Toyota Motor Credit totaling $40 million, which expires in May 2005. The advances are secured by the real estate financed under this line of credit.

We have a credit facility with U.S. Bank N.A., which provides for a $50.0 million revolving line of credit for leased vehicles and equipment purchases and expires January 31, 2006.

Interest rates on all of the above facilities ranged from 3.11% to 4.12% at June 30, 2004.  Amounts outstanding on the lines at June 30, 2004 together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at June 30, 2004	Remaining Availability as of June 30, 2004
New and program vehicle lines	$514,750	$ *
Working capital and used vehicle line	—	150,000
Real estate line	—	40,000
Equipment/leased vehicle line	50,000	—
	$564,750	$190,000*

*  There are no formal limits on the new and program vehicle lines with certain lenders.

In May 2004, we sold $85 million of 2.875% senior subordinated convertible notes due 2014 through a Rule 144A offering to qualified institutional buyers. We will also pay contingent interest on the notes during any six-month interest period beginning May 1, 2009, in which the trading price of the notes for a specified period of time equals or exceeds 120% of the principal amount of the notes.  Net proceeds from this offering were approximately $82.5 million and were used to pay down our working capital and used vehicle line and new vehicle flooring notes payable. The notes are convertible into shares of our Class A common stock at a price of $37.69 per share upon the satisfaction of certain conditions and upon the occurrence of certain events as follows:

•                  if, prior to May 1, 2009, and during any calendar quarter, the closing sale price of our common stock exceeds 120% of the conversion price for at least 20 trading days in the 30 consecutive trading days ending on the last trading day of the preceding calendar quarter;

•                  if, after May 1, 2009, the closing  sale price of our common stock exceeds 120% of the conversion price;

•                  if, during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of notes for each day of such period was less than 98% of the product of the closing sale price of our common stock and the number of shares issuable upon conversion of $1,000 principal amount of the notes;

•                  if the notes have been called for redemption; or

•                  upon certain specified corporate events.

Any declaration and payment of a dividend in excess of $0.08 per share per quarter will result in an adjustment in the conversion rate for the notes.

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

We filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 26, 2004 covering the resale of the notes and the common stock issuable upon conversion of the notes.

We had capital commitments of $11.2 million at June 30, 2004 for the construction of one new facility, additions to three existing facilities and the remodel of two facilities.  The new facility will be for our Chevrolet dealership in Fairbanks, Alaska. We have already incurred $3.3 million for these projects, with an additional $8.7 million expected to be incurred during the remainder of 2004 and the remaining $2.5 million to be incurred in 2005. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

Critical Accounting Policies and Use of Estimates

We reaffirm our critical accounting policies and use of estimates as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004, except for the addition of the following that only applies to our quarterly filings.

Executive Bonuses

We make certain estimates, judgments and assumptions regarding the likelihood of our attainment, and the level thereof, of the annual bonus criteria under our 2004 Discretionary Executive Bonus Program in order to record bonus expense on a quarterly basis. We accrue the estimated year-end expense on an accelerated basis in the first, second and third quarters based on bonus attainment expectations.  These estimates, judgments and assumptions are made quarterly based on available information and take into consideration the historical seasonality of our business and current trends.  If actual year-end results differ materially from our estimates, the amount of bonus expense recorded in a particular quarter could be significantly over or under estimated.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

Other than the addition of $85.0 million of fixed rate debt during the second quarter of 2004, there have been no material changes in our reported market risks or risk management policies since the filing of our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2004.

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

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

Our annual meeting of the shareholders was held on April 29, 2004, at which the following actions were approved:

1.               To elect the following persons to serve as directors of Lithia Motors, Inc. until the next annual meeting of shareholders and until their successors are duly elected and qualified:

Name		No. of Shares Voting For	No. of Shares Withheld Voting
Sidney B. DeBoer	Class A	11,833,123	966,075
	Class B	3,762,231	—
M. L. Dick Heimann	Class A	11,879,893	919,305
	Class B	3,762,231	—
Thomas Becker	Class A	11,705,617	1,093,581
	Class B	3,762,231	—
R. Bradford Gray	Class A	11,879,618	919,580
	Class B	3,762,231	—
Phillip J. Romero	Class A	12,001,069	798,129
	Class B	3,762,231	—
Gerald F. Taylor	Class A	11,706,234	1,092,964
	Class B	3,762,231	—
William J. Young	Class A	11,706,048	1,093,150
	Class B	3,762,231	—

2.               To approve an amendment to the 2003 Stock Incentive Plan to increase the number of shares issuable under the plan from 1.2 million to 2.2 million:

	Number of Shares Voting For	Number of Shares Voting Against	Number of Shares Abstaining	Number of Broker Non-Votes
Class A	5,780,853	5,007,672	10,777	1,999,896
Class B	3,762,231	—	—	—

3.               To approve an amendment to the Lithia Motors, Inc. 1998 Employee Stock Purchase Plan to increase the number of shares issuable under the plan from 1.5 million to 1.75 million:

	Number of Shares Voting For	Number of Shares Voting Against	Number of Shares Abstaining	Number of Broker Non-Votes
Class A	10,688,646	100,920	9,736	1,999,896
Class B	3,762,231	—	—	—

4.     To approve amendments to the Lithia Motors, Inc. Executive Bonus Plan:

	Number of Shares Voting For	Number of Shares Voting Against	Number of Shares Abstaining	Number of Broker Non-Votes
Class A	10,523,187	259,558	14,437	2,002,016
Class B	3,762,231	—	—	—

Item 6.           Exhibits and Reports on Form 8-K

(a) Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).
3.2

Bylaws (filed as Exhibit 3.2 to Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities and Exchange Commission on December 18, 1996 and incorporated herein by reference).

4.1

Indenture dated May 4, 2004, between Lithia motors, Inc. and U.S. Bank National Association, as Trustee, relating to 2.875% Convertible Senior Subordinated Notes due 2014 (filed as Exhibit 4.1 to Form 10-Q filed May 10, 2004 and incorporated herein by reference).

10.1

Second Amendment, dated as of December 4, 2003, to Credit Agreement dated February 25, 2003, between DaimlerChrysler Services North America LLC, as Agent and Lithia Motors, Inc. (filed as Exhibit 10.1 to Form 10-Q filed May 10, 2004 and incorporated herein by reference).

10.2

Modification No. 2, dated as of November 1, 2003, to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust (filed as Exhibit 10.2 to Form 10-Q filed May 10, 2004 and incorporated herein by reference).

10.3

Modification No. 3, dated as of February 20, 2004, to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust (filed as Exhibit 10.3 to Form 10-Q filed May 10, 2004 and incorporated herein by reference).

10.4	Third Amendment, dated as of June 30, 2004, to Credit Agreement dated February 25, 2003, between DaimlerChrysler Services North America LLC, as Agent and Lithia Motors, Inc.
31.1	Certification of Sidney B. DeBoer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeffrey B. DeBoer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Sidney B. DeBoer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeffrey B. DeBoer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

•	Dated and furnished April 8, 2004 pursuant to Item 9. Regulation FD Disclosure regarding an investor presentation to be made;
•	Dated and furnished April 26, 2004 pursuant to Item 12. Results of Operations and Financial Condition regarding financial results for the quarter ended March 31, 2004;
•	Dated April 27, 2004 and furnished April 28, 2004 pursuant to Item 9. Regulation FD Disclosure to announce the sale of $85 million of convertible senior subordinated notes due 2014;
•	Dated and filed May 3, 2004 pursuant to Item 5. Other Events and Regulation FD Disclosure and Item 7. Financial Statements and Exhibits regarding the filing of two lawsuits against us; and
•	Dated and furnished May 4, 2004 pursuant to Item 9. Regulation FD Disclosure regarding the completion of the convertible note offering and the purchase of two Chevrolet stores in Alaska.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 6, 2004	LITHIA MOTORS, INC.

		By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

		By	/s/ LINDA A. GANIM
Linda A. Ganim
Vice President and Chief Accounting Officer (Principal Accounting Officer)