Form 10-Q
period 2004-09-30
LITHIA MOTORS INC
filed 2004-11-09
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes  ☒              No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒      No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	15,138,124
Class B common stock without par value	3,762,231
(Class)	(Outstanding at November 3, 2004)

LITHIA MOTORS, INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2004	December 31, 2003
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$39,129	$74,408
Contracts in transit	52,014	44,709
Trade receivables, net of allowance for doubtful accounts of $399 and $413	41,099	42,199
Notes receivable, current portion, net of allowance for doubtful accounts of $41 and $49	70	208
Inventories, net	500,273	445,281
Vehicles leased to others, current portion	5,092	5,747
Prepaid expenses and other	5,457	3,392
Assets held for sale	12,163	20,408
Deferred income taxes	1,734	585
Total Current Assets	657,031	636,937

Land and buildings, net of accumulated depreciation of $7,315 and $5,683	208,246	164,676
Equipment and other, net of accumulated depreciation of $23,943 and $18,315	70,382	62,637
Goodwill	238,611	207,027
Other intangible assets, net of accumulated amortization of $57 and $39	42,183	28,946
Other non-current assets	4,315	2,559
Total Assets	$1,220,768	$1,102,782

Liabilities and Stockholders' Equity
Current Liabilities:
Flooring notes payable	$410,116	$378,961
Current maturities of long-term debt	5,999	14,299
Trade payables	27,623	24,402
Accrued liabilities	55,954	46,164
Liabilities held for sale	3,431	13,045
Total Current Liabilities	503,123	476,871

Used vehicle flooring facility	17,000	56,267
Real estate debt, less current maturities	124,775	80,159
Other long-term debt, less current maturities	136,522	98,308
Deferred revenue	752	875
Other long-term liabilities	11,721	7,235
Deferred income taxes	31,987	24,141
Total Liabilities	825,880	743,856

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,055 and 14,693	213,765	208,187
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	1,588	1,231
Accumulated other comprehensive income (loss)	(108)	(1,468)
Retained earnings	179,175	150,508
Total Stockholders' Equity	394,888	358,926
Total Liabilities and Stockholders' Equity	$1,220,768	$1,102,782

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Revenues:
New vehicle sales	$451,005	$411,358	$1,204,823	$1,083,697
Used vehicle sales	198,534	196,280	572,626	559,468
Service, body and parts	74,617	67,849	215,796	185,366
Finance and insurance	28,029	25,071	76,158	67,959
Fleet and other	3,708	882	6,606	4,822
Total revenues	755,893	701,440	2,076,009	1,901,312
Cost of sales	631,327	588,636	1,729,270	1,598,282
Gross profit	124,566	112,804	346,739	303,030
Selling, general and administrative	90,362	83,904	264,114	237,718
Depreciation - buildings	734	543	2,053	1,483
Depreciation and amortization - other	2,520	1,961	7,244	5,406
Income from continuing operations	30,950	26,396	73,328	58,423
Other income (expense)
Floorplan interest expense	(4,498)	(3,324)	(12,237)	(10,542)
Other interest expense	(2,464)	(1,496)	(6,361)	(4,448)
Other expense, net	(502)	(243)	(1,199)	(645)
	(7,464)	(5,063)	(19,797)	(15,635)
Income from continuing operations before income taxes	23,486	21,333	53,531	42,788
Income taxes	9,159	8,491	20,877	17,030
Income before discontinued operations	14,327	12,842	32,654	25,758
Income (loss) from discontinued operations, net of income tax expense (benefit) of $91, $26, $86 and $(128)	143	39	135	(193)
Net income	$14,470	$12,881	$32,789	$25,565

Basic income per share from continuing operations	$0.76	$0.70	$1.74	$1.41
Basic income (loss) per share from discontinued operations	0.01	0.00	0.01	(0.01)
Basic net income per share	$0.77	$0.70	$1.75	$1.40

Shares used in basic per share calculations	18,818	18,338	18,730	18,234

Diluted income per share from continuing operations	$0.75	$0.69	$1.71	$1.40
Diluted income (loss) per share from discontinued operations	0.01	0.00	0.00	(0.01)
Diluted net income per share	$0.76	$0.69	$1.71	$1.39

Shares used in diluted per share calculations	19,121	18,708	19,127	18,430

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$32,789	$25,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,297	6,889
Depreciation and amortization from discontinued operations	—	517
Compensation expense related to stock option issuances	192	144
(Gain) loss on sale of assets	984	(656)
Loss on sale of vehicles leased to others	109	136
Gain on sale of franchise	(914)	(275)
Deferred income taxes	6,029	4,288
Equity in (income) loss of affiliate	—	13
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	1,394	(2,194)
Contracts in transit	(7,305)	(1,139)
Inventories	(770)	37,538
Prepaid expenses and other	(968)	2,244
Other noncurrent assets	171	380
Increase (decrease), net of effect of acquisitions:
Flooring notes payable	(13,817)	(17,470)
Trade payables	3,080	4,306
Accrued liabilities	10,655	17,406
Other long-term liabilities and deferred revenue	4,147	(2,578)
Net cash provided by operating activities	45,073	75,114

Cash flows from investing activities:
Notes receivable issued	(16)	(58)
Principal payments received on notes receivable	775	371
Capital expenditures:
Non-financeable	(7,807)	(3,712)
Financeable	(31,640)	(18,598)
Proceeds from sale of assets	870	441
Expenditures for vehicles leased to others	(5,607)	(4,626)
Proceeds from sale of vehicles leased to others	1,425	832
Cash paid for acquisitions, net of cash acquired	(62,662)	(48,256)
Cash from sale of franchises	2,226	252
Distribution from affiliate	—	33
Net cash used in investing activities	(102,436)	(73,321)

Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	(94,018)	25,842
Principal payments on long-term debt and capital leases	(11,805)	(2,983)
Proceeds from issuance of long-term debt	129,069	7,688
Debt issuance costs	(2,550)	—
Repurchase of common stock	(13)	(215)
Proceeds from issuance of common stock	5,523	3,457
Dividends paid	(4,122)	(1,283)
Net cash provided by financing activities	22,084	32,506

Increase (decrease) in cash and cash equivalents	(35,279)	34,299

Cash and cash equivalents:
Beginning of period	74,408	15,932
End of period	$39,129	$50,231

Supplemental Cash Flow Information:
Cash paid for income taxes	$14,035	$3,966
Cash paid for interest	17,854	15,391

Supplemental Schedule of Non-Cash Transactions:
Debt issued in connection with acquisitions	$12,000	$—
Flooring debt assumed in connection with acquisitions	41,050	30,474
Assets acquired through real estate exchange	—	1,987

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein as of September 30, 2004 and for the three and nine-month periods ended September 30, 2004 and 2003 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of December 31, 2003 is derived from our 2003 Annual Report on Form 10-K.  The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2003 Annual Report on Form 10-K.  The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using the specific identification method for vehicles and parts.  Detail of inventory is as follows (in thousands):

	September 30, 2004	December 31, 2003
New and program vehicles	$389,685	$355,937
Used vehicles	87,385	68,747
Parts and accessories	23,203	20,597
	$500,273	$445,281

Note 3. Earnings Per Share

Following is a reconciliation of the shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Shares used for basic EPS	18,818	18,338	18,730	18,234
Dilutive effect of stock options calculated using the treasury stock method	303	370	397	196
Shares used for diluted EPS	19,121	18,708	19,127	18,430

Potential common shares excluded from diluted EPS since their effect would be antidilutive:
Stock options	327	20	327	609

Also excluded from the three and nine month periods ended September 30, 2004 are 2,255,314 shares of Class A common stock issuable upon conversion of our outstanding convertible debt.  See Note 10.  However, in October 2004, the Financial Accounting Standards Board (“FASB”) ratified a consensus position of the Emerging Issues Task Force, EITF 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share,” which will require the inclusion of the 2,255,314 shares in our diluted per share calculations in the future and the restatement of any prior period in which the contingently convertible debt was outstanding.  This new rule becomes effective for reporting periods ending on or after December 15, 2004. See also Note 13. New Accounting Pronouncements.

Note 4.  Comprehensive Income

Comprehensive income includes the change in hedging instruments that are reflected in stockholders’ equity instead of net income and unrealized gains and losses on investments.  The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$14,470	$12,881	$32,789	$25,565
Unrealized gain (loss) on investments, net, subsequently realized	—	14	—	8
Cash flow hedges:
Net derivative gains (losses), net of tax effect of $1,466, $(189), $379 and $809, respectively	(2,292)	412	(641)	(1,103)
Reversal of net derivative losses previously disclosed. This component has been recognized in our statements of operations as incremental interest expense, net of tax effect of $(411), $(393), $(1,280) and $(1,086), respectively	642	594	2,001	1,642
Total comprehensive income	$12,820	$13,901	$34,149	$26,112

Note 5.  Acquisitions

The following acquisitions were made in the first nine months of 2004.  For information on the acquisition made in October 2004, see Note 15. Subsequent Events.

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

•                  In September 2004, we acquired a Chrysler Dodge Jeep and a Honda store in Great Falls, Montana, which have anticipated combined annual revenue of approximately $40 million.  The stores have been renamed Lithia Chrysler Dodge Jeep of Great Falls and Honda of Great Falls, respectively.

The above acquisitions were accounted for under the purchase method of accounting.  Pro forma results of operations assuming the above acquisitions occurred as of January 1, 2003 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenues	$764,151	$778,067	$2,126,112	$2,091,103
Net income	14,710	15,256	33,110	29,567
Basic earnings per share	0.78	0.83	1.77	1.62
Diluted earnings per share	0.77	0.82	1.73	1.60

There are no future contingent payouts related to any of the above acquisitions and no portion of the purchase price was paid with our equity securities.

The purchase price for the above acquisitions was allocated as follows (in thousands):

Inventories	$47,215
Other current assets	385
Property and equipment	24,151
Goodwill	31,865
Other intangible assets – franchise value	13,105
Total assets acquired	116,721

Flooring notes payable	41,050
Other current liabilities	489
Other non-current liabilities	288
Total liabilities acquired	41,827
Net assets acquired	$74,894

Within one year from the purchase date, we may update the value allocated to purchased assets and the resulting goodwill balances based on information received regarding the valuation of such assets.

Note 6.  Dividend Payments

Cash dividends at the rate of $0.07 per common share, which totaled approximately $1.3 million, were paid on March 19, 2004 to shareholders of record on March 5, 2004 and on May 21, 2004 to shareholders of record on May 7, 2004.  In addition, a cash dividend at the rate of $0.08 per common share, which totaled approximately $1.5 million, was paid on August 16, 2004 to shareholders of record on August 2, 2004.

Note 7.  U.S. Bank Agreement Amendment

In February 2004, our U.S. Bank N.A. agreement was amended to provide for a $50.0 million revolving line of credit for leased vehicles and equipment purchases, which expires January 31, 2006. Previously, the amount available under this line of credit was $35.0 million with expiration on January 31, 2005.  At September 30, 2004, we had $50.0 million outstanding on this line of credit.

Note 8.  DaimlerChrysler and Toyota Motor Credit Agreement Amendment

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

At September 30, 2004, we had $17.0 million outstanding on this credit agreement.

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

At September 30, 2004, we had a total of $175.0 million of interest rate swaps outstanding, which are accounted for as cash flow hedges. The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements.  These amounts are recorded as deferred gains or losses in our consolidated balance sheet with the offset recorded in accumulated other comprehensive income, net of tax.  The amount of deferred gains and (losses) at September 30, 2004 were $1.1 million and $(1.2) million, respectively.  Because the critical terms of the interest rate swaps and the underlying debt obligations are the same, there was no ineffectiveness recorded in interest expense.

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

We filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 26, 2004 covering the resale of the notes and the common stock issuable upon conversion of the notes. The registration statement was declared effective by the Securities and Exchange Commission in October 2004.

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

Note 12.  Repurchase of Class A Common Stock

On September 14, 2004, we repurchased 600 shares of our Class A common stock at a price of $21.00 per share, for a total purchase price of $12,600.

Note 13.  New Accounting Pronouncements

In October 2004, the FASB ratified EITF 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.”  Upon final approval of EITF 04-8, we will be required to include 2,255,314 shares of common stock issuable upon conversion of our outstanding convertible debt in our diluted earnings per share calculations.  The new accounting rules become effective for periods ending on or after December 15, 2004 and diluted EPS in prior periods in which the convertible debt was outstanding will be restated.  Diluted EPS would have been $0.70 per share and $1.65 per share, respectively, in the three and nine month periods ended September 30, 2004 had the new rules been in effect as of September 30, 2004.  Adoption of this accounting statement change will not affect our net income, cash flows or basic earnings per share.

Note 14.  Stock-Based Compensation

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

Three Months Ended September 30,	2004	2003
Net income, as reported	$14,470	$12,881
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	25	25
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(625)	(547)
Net income, pro forma	$13,870	$12,359
Basic net income per share:
As reported	$0.77	$0.70
Pro forma	$0.74	$0.67
Diluted net income per share:
As reported	$0.76	$0.69
Pro forma	$0.73	$0.67

Nine Months Ended September 30,	2004	2003
Net income, as reported	$32,789	$25,565
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	75	74
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,809)	(1,604)
Net income, pro forma	$31,055	$24,035
Basic net income per share:
As reported	$1.75	$1.40
Pro forma	$1.66	$1.32
Diluted net income per share:
As reported	$1.71	$1.39
Pro forma	$1.64	$1.32

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended September 30,	2004	2003
Risk-free interest rate	0.93 - 3.25%	2.5 - 3.0%
Expected dividend yield	1.04 - 1.42%	0 - 1.7%
Expected lives - 2001 Plan	5.4 years	7.7 - 8 years
- Purchase Plan	3 months	3 months
Expected volatility	28.11 - 43.32%	45.63 - 46.79%

Note 15.  Subsequent Events

Acquisition

The following acquisitions were made subsequent to September 30, 2004:

•                  In October 2004, we acquired a Chrysler and a Jeep franchise in Santa Rosa, California, with anticipated annual revenue of approximately $10 million.  These franchises have been combined with our existing Dodge store in Santa Rosa.  The store is now named Lithia Chrysler Dodge Jeep of Santa Rosa.

•                  In October 2004, we acquired a BMW store in Anchorage, Alaska, which has anticipated annual revenue of approximately $15 million.  The store is now named BMW of Anchorage.

•                  In November 2004, we acquired a Chrysler Jeep Dodge franchise in Santa Fe, New Mexico, with anticipated annual revenue of approximately $30 million.  The store is now named Lithia Chrysler Jeep Dodge of Santa Fe.

Dividend

In October 2004, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.08 per share for the third quarter of 2004.  The dividend, which will total approximately $1.5 million, will be paid on November 15, 2004 to shareholders of record on November 1, 2004.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

General

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of November 5, 2004, we offered 25 brands of new vehicles through 161 franchises in 85 stores in the Western United States and over the Internet.  As of November 5, 2004, we operated 16 stores in Oregon, 11 in California, 11 in Washington, 9 in Texas, 7 in Idaho, 7 in Colorado, 7 in Alaska, 6 in Nevada, 5 in Montana, 2 in South Dakota, 2 in Nebraska, 1 in Oklahoma and 1 in New Mexico. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

Historically, new vehicle sales have accounted for over half of our total revenues but less than one-third of total gross profit.  We utilize a volume-based strategy for new vehicle sales that was initiated in 2002. Through an advertising campaign called “Driving America” that is centered on “Promo Pricing,” we have been able to gain new vehicle market share in many of our markets. This strategy complements the goal of most auto manufacturers, which have continued to offer a high level of cash or other incentives on purchases.

For the remainder of 2004, we expect that manufacturers will continue to offer incentives on new vehicle sales through a combination of rebates and low interest rate loans to consumers.

Since the beginning of 2002, the used vehicle market has been negatively impacted by strong competition from the new vehicle market, with heavy manufacturer incentives in the form of cash rebates and low interest financing.  This trend continued in the first three quarters of 2004, and is expected to continue throughout the rest of 2004.  We have implemented new procedures in the used vehicle business to help offset this negative impact as follows:

•                  We have begun conducting our own local used vehicle auctions in select markets and managing the disposal of used vehicles at larger auctions.  We no longer allow individual stores to dispose of their excess inventories on their own.  The process is centralized and controlled at the management level; and

•                  We have initiated our “Used Vehicle Promo Pricing” strategy, which markets vehicles with a $99 down payment and then groups vehicles by payment level.  Vehicles are marked with clear and understandable pricing, which reduces haggling and speeds up the sale process.  This strategy resolves the three biggest issues of price, down payment and monthly payment for our customers and sales people in a simple way.

Results of Continuing Operations

Certain revenue, gross margin and gross profit information by product line was as follows:

Three Months Ended September 30, 2004	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicles	59.7%	7.9%	28.6%
Retail used vehicles(1)	22.0	14.1	18.8
Service, body and parts	9.9	48.5	29.1
Finance and insurance(2)	3.7	99.8	22.5
Fleet and other.	0.5	7.4	0.2

Three Months Ended September 30, 2003	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicles	58.6%	7.6%	27.8%
Retail used vehicles(1)	23.5	14.6	21.4
Service, body and parts	9.7	47.2	28.4
Finance and insurance(2)	3.6	99.9	22.2
Fleet and other.	0.1	17.0	0.1

Nine Months Ended September 30, 2004	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicles	58.0%	7.8%	27.3%
Retail used vehicles(1)	23.0	14.3	19.6
Service, body and parts	10.4	48.2	30.0
Finance and insurance(2)	3.7	99.6	21.9
Fleet and other.	0.3	13.5	0.3

Nine Months Ended September 30, 2003	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicles	57.0%	7.6%	27.3%
Retail used vehicles(1)	24.5	13.9	21.2
Service, body and parts	9.7	47.2	28.9
Finance and insurance(2)	3.6	99.7	22.4
Fleet and other..	0.3	17.3	0.3

(1)        Excludes wholesale used vehicle sales, representing 4.2%, 4.5%, 4.6% and 4.9% of total revenues, respectively, and a gross margin contribution of 0.8%, 0.1%, 0.9% and (0.1)%, respectively, for the three and nine month periods ended September 30, 2004 and 2003.

(2)        Reported net of estimated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Lithia Motors, Inc. (1)	2004	2003	2004	2003
Revenues:
New vehicles	59.7%	58.6%	58.0%	57.0%
Used vehicles	26.2	28.0	27.6	29.4
Service, body and parts	9.9	9.7	10.4	9.7
Finance and insurance	3.7	3.6	3.7	3.6
Fleet and other	0.5	0.1	0.3	0.3
Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	16.5	16.1	16.7	15.9
Selling, general and administrative expenses	12.0	12.0	12.7	12.5
Depreciation and amortization	0.4	0.4	0.4	0.4
Income from operations	4.1	3.8	3.5	3.1
Floorplan interest expense	0.6	0.5	0.6	0.6
Other interest expense	0.3	0.2	0.3	0.2
Other expense, net	0.1	—	0.1	—
Income from continuing operations before taxes	3.1	3.0	2.6	2.3
Income tax expense	1.2	1.2	1.0	0.9
Income from continuing operations	1.9%	1.8%	1.6%	1.4%

(1) The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the three and nine-month periods ended September 30, 2004 compared to the three and nine month periods ended September 30, 2003 (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2004	2003
Revenues:
New vehicle sales	$451,005	$411,358	$39,647	9.6%
Used vehicle sales	198,534	196,280	2,254	1.1
Service, body and parts	74,617	67,849	6,768	10.0
Finance and insurance	28,029	25,071	2,958	11.8
Fleet and other	3,708	882	2,826	320.4
Total revenues	755,893	701,440	54,453	7.8
Cost of sales	631,327	588,636	42,691	7.3
Gross profit	124,566	112,804	11,762	10.4
Selling, general and administrative	90,362	83,904	6,458	7.7
Depreciation and amortization	3,254	2,504	750	30.0
Income from operations	30,950	26,396	4,554	17.3
Floorplan interest expense	(4,498)	(3,324)	1,174	35.3
Other interest expense	(2,464)	(1,496)	968	64.7
Other, net	(502)	(243)	259	106.6
Income from continuing operations before taxes	23,486	21,333	2,153	10.1
Income tax expense	9,159	8,491	668	7.9
Income from continuing operations	$14,327	$12,842	$1,485	11.6%

New units sold	16,012	15,358	654	4.3%
Average selling price per new vehicle	$28,167	$26,785	$1,382	5.2

Used units sold - retail	10,845	11,492	(647)	(5.6)
Average selling price per retail used vehicle	$15,330	$14,361	$969	6.7

Used units sold – wholesale	6,154	6,980	(826)	(11.8)
Average selling price per wholesale used vehicle	$5,246	$4,477	$769	17.2

Finance and insurance income per retail unit	$1,044	$934	$110	11.8%

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2004	2003
Revenues:
New vehicle sales	$1,204,823	$1,083,697	$121,126	11.2%
Used vehicle sales	572,626	559,468	13,158	2.4
Service, body and parts	215,796	185,366	30,430	16.4
Finance and insurance	76,158	67,959	8,199	12.1
Fleet and other	6,606	4,822	1,784	37.0
Total revenues	2,076,009	1,901,312	174,697	9.2
Cost of sales	1,729,270	1,598,282	130,988	8.2
Gross profit	346,739	303,030	43,709	14.4
Selling, general and administrative	264,114	237,718	26,396	11.1
Depreciation and amortization	9,297	6,889	2,408	35.0
Income from operations	73,328	58,423	14,905	25.5
Floorplan interest expense	(12,237)	(10,542)	1,695	16.1
Other interest expense	(6,361)	(4,448)	1,913	43.0
Other, net	(1,199)	(645)	554	85.9
Income from continuing operations before taxes	53,531	42,788	10,743	25.1
Income tax expense	20,877	17,030	3,847	22.6
Income from continuing operations	$32,654	$25,758	$6,896	26.8%

New units sold	43,255	41,088	2,167	5.3%
Average selling price per new vehicle	$27,854	$26,375	$1,479	5.6

Used units sold - retail	31,875	32,036	(161)	(0.5)
Average selling price per retail used vehicle	$14,981	$14,516	$465	3.2

Used units sold – wholesale	17,961	19,921	(1,960)	(9.8)
Average selling price per wholesale used vehicle	$5,295	$4,740	$555	11.7

Finance and insurance income per retail unit	$1,014	$929	$85	9.2%

Revenues

Total revenues increased 7.8% and 9.2%, respectively, in the three and nine-month periods ended September 30, 2004 compared to the same periods of 2003, as a result of acquisitions and increases in the average new and used vehicle sales prices. These increases were offset by same-store retail sales declines of 4.2% and 2.9%, respectively, for the three and nine-month periods ended September 30, 2004 compared to the same periods of 2003.  Same-store sales percentage increases (decreases) were as follows:

	Three months ended September 30, 2004 vs. three months ended September 30, 2003	Nine months ended September 30, 2004 vs. nine months ended September 30, 2003
New vehicles	(3.6)%	(2.2)%
Retail used vehicles	(7.5)	(7.2)
Service, body and parts	(1.4)	3.0
Finance and insurance	0.3	0.5
Total retail sales	(4.2)	(2.9)

Same-store sales are calculated by dealership comparing only those months that contain full-month operating data.

New vehicle same store sales were down in the three and nine-month periods ended September 30, 2004 compared to the same periods of 2003 due to a slower sales environment and that during the same periods last year, new vehicle same store sales were strong.  Used vehicle same store sales have been negatively affected in the same periods by continued manufacturer incentives on new vehicles. Although same store sales have declined in the current periods, we have experienced an increase in gross margins in new vehicles in the three and nine month periods of 2004 compared to the same periods last year. Margins on our retail used vehicles have increased in the nine months ended September 30, 2004 compared to the same period of 2003 and are above our historical averages for both the three and nine month periods of 2004.

While same-store service, body and parts revenue was down in the three months ended September 30, 2004 compared to the three months ended September 30, 2003, it remains up for the year to date period as a result of our continued focus on service-advisor training and our Lifetime Oil Program.  We continue to experience positive same-store sales growth in the customer-pay side of the business. Conversely, improvements in the quality of Chrysler, General Motors, Ford and Toyota vehicles, which comprise more than 80% of our total new vehicle sales, have resulted in declines in warranty work for these brands. Other brands continue to demonstrate increases in same-store warranty sales.

Fleet and other sales include both fleet sales and fees received for delivering vehicles on behalf of the manufacturer, the U.S. military, rent-a-car companies or leasing companies.

Penetration rates for certain products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Finance and insurance	79%	73%	77%	74%
Service contracts	43	42	43	41
Lifetime oil and filter change	34	34	36	34

Gross Profit

Gross profit increased $11.8 million and $43.7 million, respectively, in the three and nine-month periods ended September 30, 2004 compared to the same periods of 2003 due to increased total revenues as well as increases in our overall gross margin. Gross margins achieved were as follows:

	Three Months Ended September 30,		Lithia Margin Change*
	2004	2003
New vehicles	7.9%	7.6%	30bp
Retail used vehicles	14.1	14.6	(50)
Service and parts	48.5	47.2	130
Finance and insurance	99.8	99.9	(10)
Overall	16.5	16.1%	40

	Nine Months Ended September 30,		Lithia Margin Change*
	2004	2003
New vehicles	7.8%	7.6%	20bp
Retail used vehicles	14.3	13.9	40
Service and parts	48.2	47.2	100
Finance and insurance	99.6	99.7	(10)
Overall	16.7	15.9%	80

* “bp” stands for basis points (one hundred basis points equals one percent).

The increase in the overall gross profit margin in the first nine months of 2004 compared to the first nine months of 2003 was a result of improvements in the margins achieved on our new and used vehicle businesses as well as an our service and parts business.  Additionally, the increase in our high-margin service and parts revenue as a percentage of total revenue also positively affected our gross margins.

Due to the slower new vehicle sales environment in 2004, we have implemented internal directives aimed at generating more gross profit per vehicle sold.  We were able to achieve improved margins on our new vehicles in both the three and nine month periods ended September 30, 2004 compared to the same periods of 2003. This compares to a higher volume, lower margin strategy that was in place in 2003.

In 2004, we have been able to improve the margins on our used vehicle sales primarily due to the strategies discussed above regarding the auctioning of undesired used vehicles and our “Used Vehicle Promo Pricing” for our retail sales.

However, the decrease in used vehicle gross margins in the three month period ended September 30, 2004 compared to the three month period ended September 30, 2003 was primarily due to the fact that, in the third quarter of 2003, margins on used vehicles were at historical highs.  Gross margins achieved on used vehicles in both the three and nine month periods ended September 30, 2004 are above our historical averages.

Our focus on service advisor training, which has led to gains in sales of higher margin service items, and cost saving initiatives across all service, parts and body shop business lines has led to the improved gross margins in this area.

Selling, General and Administrative Expense

Selling, general and administrative (“SG&A”) expense includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses. Selling, general and administrative expense increased $6.5 million and $26.4 million, respectively, in the three and nine-month periods ended September 30, 2004 compared to same periods of 2003.  The increases in dollars spent are due to increased selling, or variable, expenses related to the increases in revenues and the number of locations. SG&A as a percentage of sales will increase when the service and parts revenue contribution increases relative to total sales due to its higher SG&A component.  Because of this, a better gauge is the trend of SG&A as a percentage of gross profit. SG&A as a percentage of gross profit has improved 190 and 220 basis points, respectively, for the three and nine-month periods ended September 30, 2004 compared to same periods of 2003.

Depreciation and Amortization

Depreciation and amortization increased $750,000 and $2.4 million, respectively, in the three and nine-month periods ended September 30, 2004 compared to the same periods of 2003 due to the addition of property and equipment and intangibles related to our acquisitions, as well as leasehold improvements to existing facilities.

Income from Operations

Operating margins improved by 30 basis points and 40 basis points in the three and nine-month periods ended September 30, 2004, respectively, to 4.1% and 3.5%, respectively, from 3.8% and 3.1%, respectively, in the comparable periods of 2003.  The increases are due to the improved overall gross profit margins as discussed above.

Floorplan Interest Expense

Floorplan interest expense increased $1.2 million and $1.7 million, respectively, in the three and nine-month periods ended September 30, 2004 compared to the same periods of 2003.  These increases resulted from a $609,000 and a $1.4 million increase, respectively, in the average outstanding balances of our floorplan facilities, mainly due to acquisitions, and increases of $65,000 and $553,000, respectively, resulting from our interest rate swaps.  In addition in the three-month period ended September 30, 2004, an increase in the average interest rates charged on our facilities increased floorplan interest expense by $501,000 compared to the three-month period ended September 30, 2003.  However, in the nine-month period ended September 30, 2004, average interest rates were lower compared to the nine-month period ended September 30, 2003, resulting in a $291,000 decrease to floorplan interest for the period.

Other Interest Expense

Other interest expense includes interest on our convertible notes, debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes. Other interest expense increased $1.0 million and $1.9 million, respectively, in the three and nine-month periods ended September 30, 2004 compared to the same periods of 2003. Changes in the weighted average interest rate on our debt in the three and nine-month periods ended September 30, 2004 compared to the same periods of 2003 increased other interest expense by approximately $144,000 and $330,000, respectively, and changes in the average outstanding balances resulted in increases of approximately $856,000 and $1.6 million, respectively.  Interest expense related to the $85.0 million of convertible notes that were issued in May 2004 totals approximately $741,000 per quarter, which consists of $611,000 of contractual interest and $130,000 of amortization of debt issuance costs.

Income Tax Expense

Our effective tax rate was 39.0% in the first nine months of 2004 compared to 39.8% in the first nine months of 2003. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue increased in the three and nine-month periods ended September 30, 2004 compared to same periods of 2003 as a result of improvements in gross margins being offset in part by increased operating expenses and interest expense as discussed above.

Discontinued Operations

During 2003, we decided to sell certain stores and related franchises. During the third quarter of 2004, we disposed of one of the franchise included with the store we had held for sale.  At September 30, 2004, we had $12.2 million of assets classified as assets held for sale on our balance sheet primarily related to the remaining franchise of the one store we intend to sell during 2004. The assets primarily include inventory and property, plant and equipment. Liabilities held for sale of $3.4 million at September 30, 2004 represent new vehicle flooring notes payable related to the store held for sale.

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

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity and private debt offerings to finance operations and expansion. In addition, in May 2004, we closed an $85.0 million private debt offering. We believe that our available cash, cash equivalents, available lines of credit, cash received from our debt offering in May 2004 and cash flows from operations will be sufficient to meet our anticipated operating expenses and capital requirements for at least 24 to 36 months from September 30, 2004.

Our inventories increased to $500.3 million at September 30, 2004 from $445.3 million at December 31, 2003 due primarily to acquisitions and our decision to purchase a greater stock of 2004 vehicles going into the third quarter in order to take advantage of the anticipated strong incentive environment for the 2004 models as the 2005 models are introduced.  Our new and used flooring notes payable decreased to $427.1 million at September 30, 2004 from $435.2 million at December 31, 2003 due to a decrease in days supply, offset in part by acquisitions.  New vehicles are financed at approximately 100% and used vehicles are financed at approximately 80% of cost. Our days supply of new vehicles decreased by approximately 7 days at September 30, 2004 compared to December 31, 2003 and by approximately 16 days compared to June 30, 2004. Our days supply of used vehicles increased by approximately 11 days at September 30, 2004 compared to December 31, 2003 and increased approximately 6 days compared to June 30, 2004 as a result of continued weakness in the used vehicle market.  We believe that our new and used vehicle inventories are at appropriate levels at this time.

Assets of discontinued operations held for sale include inventory and property, plant and equipment related to one store held for sale and are recorded on our balance sheet at the lower of book value or estimated fair market value, less applicable selling costs.

As a result of the acquisition of 7 stores in the first nine months of 2004, our goodwill and other intangibles increased $44.8 million to $280.8 million at September 30, 2004, compared to $236.0 million at December 31, 2003.

In January and April 2004, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.07 per share for the fourth quarter of 2003 and the first quarter of 2004, respectively, which totaled approximately $1.3 million each.  In July and October 2004, our Board of Directors declared a dividend on our Class A and Class B common stock of $0.08 per share for the second and third quarters of 2004, respectively, which will total approximately $1.5 million each. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through September 2004, we have purchased a total of 60,000 shares under this program and may continue to do so from time to time in the future as conditions warrant.  However, the recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place.  With the dividend, we are able to offer an immediate and tangible return to our shareholders without reducing our already limited market float, which occurs when we repurchase shares.

We have a working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, as amended in June 2004, totaling up to $150 million, which expires May 1, 2007 with an option to extend to May 1, 2008, with interest due monthly.  This credit facility is cross-collateralized and secured by cash and cash equivalents, new and used vehicles that are not specifically financed by other lenders, parts inventories, accounts receivable, intangible assets and equipment.  We pledged to DaimlerChrysler Services and Toyota Motor Credit the stock of all of our subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores.

The financial covenants in our agreement with DaimlerChrysler Services and Toyota Motor Credit require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels.   At September 30, 2004, we were in compliance with all of the covenants of this agreement.

Ford Motor Credit and General Motors Acceptance Corporation have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation serving as the primary lenders for substantially all other brands.  These new vehicle lines are secured by new vehicle inventory of the relevant brands.

We also have a revolving credit real estate line with Toyota Motor Credit totaling $40 million, which expires in May 2005. The advances are secured by the real estate financed under this line of credit.

We have a credit facility with U.S. Bank N.A., which provides for a $50.0 million revolving line of credit for leased vehicles and equipment purchases and expires January 31, 2006.

Interest rates on all of the above facilities ranged from 3.49% to 4.59% at September 30, 2004.  Amounts outstanding on the lines at September 30, 2004 together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at September 30, 2004	Remaining Availability as of September 30, 2004
New and program vehicle lines	$410,116	$	*
Working capital and used vehicle line	17,000	133,000
Real estate line	—	40,000
Equipment/leased vehicle line	50,000	—
	$477,116	$173,000	*

*  There are no formal limits on the new and program vehicle lines with certain lenders.

In May 2004, we sold $85.0 million of 2.875% senior subordinated convertible notes due 2014 through a Rule 144A offering to qualified institutional buyers. We will also pay contingent interest on the notes during any six-month interest period beginning May 1, 2009, in which the trading price of the notes for a specified period of time equals or exceeds 120% of the principal amount of the notes.  Net proceeds from this offering were approximately $82.5 million and were used to pay down our working capital and used vehicle line and new vehicle flooring notes payable. The notes are convertible into shares of our Class A common stock at a price of $37.69 per share upon the satisfaction of certain conditions and upon the occurrence of certain events as follows:

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

We filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 26, 2004 covering the resale of the notes and the common stock issuable upon conversion of the notes. The registration statement was declared effective by the Securities and Exchange Commission in October 2004.

We had capital commitments of $16.7 million at September 30, 2004 for the construction of four new facility, additions to two existing facilities and the remodel of two facilities.  The new facilities will be for our Chevrolet dealership in Fairbanks, Alaska, our Toyota dealership in Springfield, Oregon and our Chevrolet and Hyundai dealerships in Odessa, Texas. We have already incurred $7.8 million for these projects, with an additional $7.9 million expected to be incurred during the fourth quarter of 2004 and the remaining $8.8 million to be incurred in 2005. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

Subsequent to September 30, 2004 and through the filing of this Form 10-Q, we had used $11.5 million of cash for acquisitions.

Critical Accounting Policies and Use of Estimates

We reaffirm our critical accounting policies and use of estimates as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2004, except for the addition of the following that only applies to our quarterly filings.

Executive Bonuses

We make certain estimates, judgments and assumptions regarding the likelihood of our attainment, and the level thereof, of the annual bonus criteria under our 2004 Discretionary Executive Bonus Program in order to record bonus expense on a quarterly basis. We accrue the estimated year-end expense on a pro-rata basis throughout the year based on bonus attainment expectations.  These estimates, judgments and assumptions are made quarterly based on available information and take into consideration the historical seasonality of our business and current trends.  If actual year-end results differ materially from our estimates, the amount of bonus expense recorded in a particular quarter could be significantly over or under estimated.

New Accounting Pronouncements

See Note 13. of Notes to Consolidated Financial Statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Other than the addition of $85.0 million of fixed rate debt during the second quarter of 2004, there have been no material changes in our reported market risks or risk management policies since the filing of our 2003 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2004.

The fair market value of our long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The interest rate changes affect the fair market value of our long-term debt, but do not impact earnings or cash flows. Based on open market trades, we determined that our $85.0 million of long-term convertible fixed interest rate debt issued in May 2004 had a fair market value of approximately $77.9 million at September 30, 2004.

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the third quarter of 2004:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 to July 31	—	—	—	—
August 1 to August 31	—	—	—	—
September 1 to September 30	600	$21.00	60,000	940,000
Total	600	$21.00	60,000	940,000

The plan to repurchase up to a total of 1.0 million shares of our Class A common stock was approved by our Board of Directors in June 2000 and does not have an expiration date.

Item 6.  Exhibits

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

10.4

Third Amendment, dated as of June 30, 2004, to Credit Agreement dated February 25, 2003, between DaimlerChrysler Services North America LLC, as Agent and Lithia Motors, Inc. (filed as Exhibit 10.4 to Form 10-Q filed August 6, 2004 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2004	LITHIA MOTORS, INC.

	By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By	/s/ LINDA A. GANIM
Linda A. Ganim
Vice President and Chief Accounting Officer
(Principal Accounting Officer)