Form 10-K
period 2004-12-31
LITHIA MOTORS INC
filed 2005-03-15
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2004

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

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒    No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $215,949,919, computed by reference to the last sales price ($24.78) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2004).

The number of shares outstanding of the Registrant’s common stock as of March 8, 2005 was: Class A: 15,352,102 shares and Class B: 3,762,231 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2005 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.

2004 FORM 10-K ANNUAL REPORT

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

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the offices of the SEC’s Public Reference Room in Washington, D.C. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet site at http://www.sec.gov/ where you can obtain most of our SEC filings. We also make available, free of charge on our website at www.lithia.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC.  The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting Investor Relations at 541-776-6591.

Compliance with Section 303A of the NYSE Listed Company Manual

We confirm that we submitted a Section 12(a) CEO certification to the NYSE in 2004.  We also confirm that we filed with the SEC the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act in 2003.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of March 10, 2005, we offered 25 brands of new vehicles through 172 franchises in 87 stores in the Western United States and over the Internet.  As of March 10, 2005, we operated 16 stores in Oregon, 11 in California, 11 in Washington, 9 in Texas, 7 in Idaho, 7 in Colorado, 7 in Alaska, 6 in Nevada, 6 in Montana, 2 in South Dakota, 3 in Nebraska, 1 in Oklahoma and 1 in New Mexico. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

We achieve gross margins above industry averages by selling a higher ratio of retail used vehicles to new vehicles and by arranging finance and extended warranty contracts for a greater percentage of our customers.  In 2004, we achieved a gross margin of 16.8%.

We were founded in 1946 and incorporated in 1968. Our two senior executives have managed the company for more than 30 years. Since our initial public offering in 1996, we have grown from 5 to 87 stores, primarily through an aggressive acquisition program, increasing annual revenues from $143 million in 1996 to $2.7 billion in 2004.  In addition, since our initial public offering through December 31, 2004, we have achieved compound annual growth rates of 45% per year for revenues, 42% per year for net income and 20% per year for earnings per share, together with a 3.1% average annual same store sales increase.

The Industry

At approximately $1.0 trillion in annual sales, automotive retailing is the largest retail trade sector in the United States and comprises roughly 10% of the GDP. The industry is highly fragmented with the 100 largest automotive retailers generating approximately 16% of total industry revenues in 2003. The number of franchised stores in the U.S. has declined in the last 20 years from approximately 25,000 stores in 1983 to approximately 21,650 in 2003. In addition to these new vehicle outlets, used vehicles are sold by approximately 53,000 independent used vehicle dealers and through casual (person to person) transactions. New vehicles can only be sold through automotive retail stores franchised by auto manufacturers. These franchise stores have designated trade territories under state franchise law protection, which limits the number of new stores that can be opened in any given area.

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

Unlike many other retailing segments, automotive manufacturers provide unparalleled support to the automotive retailer. Manufacturers often bear the burden of markdown risks on slow-moving inventory as they provide aggressive dealer and customer incentives to clear aged inventory in order to free the inventory pipeline for new purchases. In addition, an automotive retailer’s cash investment in inventory is relatively small, given floorplan financing from manufacturers. Furthermore, manufacturers provide low-cost financing for working capital and acquisitions and credit to consumers to finance vehicle purchases, as well as pay retail prices to their dealers for servicing vehicles under manufacturers’ warranties.

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

Profitability amongst automotive retailers can vary and depends in part on product mix, effective management of inventory, marketing, quality control and responsiveness to customers.  In 2003, new vehicles accounted for an estimated 59.9% of industry revenues. The remaining 40.1% of revenues were derived from used vehicles sales of 28.3% and service and parts sales of 11.8%.  Finance and insurance sales are included in the new and used vehicle sales numbers.  Industry gross margins on new vehicles were 5.4% in 2003.

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

The following tables set forth information about our stores as of March 10, 2005:

State	Number of Stores	Number of Franchises	Percent of Total Annualized Revenue
Oregon	16	35	16%
California	11	25	15
Texas	9	19	13
Washington	11	18	12
Colorado	7	14	8
Alaska	7	11	8
Idaho	7	12	7
Nebraska	3	6	6
Nevada	6	10	5
Montana	6	13	5
South Dakota	2	3	3
Oklahoma	1	2	1
New Mexico	1	4	1
Total	87	172	100%

Location	Store	Franchises	Year Opened/Acquired
CALIFORNIA
Concord	Lithia Chrysler Jeep Dodge of Concord	Dodge, Dodge Truck, Chrysler, Jeep	1997
Fresno	Lithia Ford of Fresno	Ford	1997
	Lithia Nissan Hyundai of Fresno	Nissan, Hyundai	1998
	Lithia Mazda Suzuki of Fresno	Mazda, Suzuki	1997
Redding	Lithia Chevrolet of Redding	Chevrolet	1998
	Lithia Toyota of Redding	Toyota, Scion	1998
Vacaville	Lithia Toyota of Vacaville	Toyota, Scion	1996
Burlingame	Lithia Chrysler Jeep Dodge of Burlingame	Chrysler, Dodge, Dodge Truck, Jeep	2002
Salinas	Chevrolet of Salinas	Chevrolet	2003
Santa Rosa	Lithia Chrysler Jeep Dodge of Santa Rosa	Chrysler, Dodge, Dodge Truck, Jeep	2003/2004
Fairfield	Lithia Dodge of Fairfield	Dodge, Dodge Truck	2003

OREGON
Eugene	Lithia Chrysler Dodge of Eugene	Dodge, Dodge Truck, Chrysler	1996
	Lithia Nissan of Eugene	Nissan	1998
	Saturn of Eugene	Saturn	2000
Grants Pass	Lithia’s Grants Pass Auto Center	Dodge, Dodge Truck, Chrysler, Jeep	Pre-IPO
Klamath Falls	Lithia Klamath Falls Auto Center	Toyota, Scion, Dodge, Dodge Truck, Chrysler, Jeep	1999
Medford	Lithia Chrysler Jeep Dodge	Dodge, Dodge Truck, Chrysler, Jeep	Pre-IPO
	Lithia Honda	Honda	Pre-IPO
	Lithia Nissan	Nissan	1998
	Medford BMW	BMW	1998
	Lithia Toyota	Toyota, Scion	Pre-IPO
	Lithia Volkswagen	Volkswagen	Pre-IPO
	Saturn of Southwest Oregon	Saturn	Pre-IPO
Oregon City (Portland)	Lithia Subaru of Oregon City	Subaru	2002
Roseburg	Lithia Ford Lincoln Mercury of Roseburg	Ford, Lincoln, Mercury	1999
	Lithia Chrysler Jeep Dodge of Roseburg	Dodge, Dodge Truck, Chrysler, Jeep	1999
Springfield (Eugene)	Lithia Toyota of Springfield	Toyota, Scion	1998

COLORADO
Aurora (Denver)	Lithia Dodge of Cherry Creek	Dodge, Dodge Truck	1999
	Lithia Colorado Chrysler Jeep	Chrysler, Jeep	1999
Colorado Springs	Lithia Colorado Springs Jeep Chrysler	Jeep, Chrysler	1999
Englewood (Denver)	Lithia Centennial Chrysler Jeep	Chrysler, Jeep	1999
Fort Collins	Lithia Chrysler of Fort Collins	Dodge, Dodge Truck, Chrysler, Jeep	1999
	Lithia Hyundai of Fort Collins	Hyundai	1999
Thornton (Denver)	Lithia Volkswagen of Thornton	Volkswagen	2002

WASHINGTON
Bellevue (Seattle)	Chevrolet Hummer of Bellevue	Chevrolet	2001
		Hummer	2002
Issaquah (Seattle)	Chevrolet of Issaquah	Chevrolet	2001
Kennewick	Honda of Tri-Cities	Honda	2000
	Lithia Dodge of Tri-Cities	Dodge, Dodge Truck	1999
Renton	Lithia Chrysler Jeep Dodge of Renton	Chrysler, Jeep, Dodge, Dodge Truck	2000
	Lithia Hyundai of Renton	Hyundai	2002
Richland	Lithia Ford of Tri-Cities	Ford	2000
Seattle	BMW Seattle	BMW	2001
Spokane	Lithia Camp Chevrolet	Chevrolet, Cadillac	1998
	Lithia Camp Imports	Subaru, BMW	1998
	Mercedes-Benz of Spokane	Mercedes	2003

IDAHO
Boise	Lithia Ford of Boise	Ford	2000
	Chevrolet of Boise	Chevrolet	1999
	Lithia Lincoln-Mercury of Boise	Lincoln, Mercury	1999
Caldwell	Chevrolet of Caldwell	Chevrolet	2001
Pocatello	Honda of Pocatello	Honda	2001
	Lithia Chrysler Dodge Hyundai of Pocatello	Chrysler, Dodge, Dodge Truck, Hyundai	2001
Twin Falls	Chevrolet Cadillac of Twin Falls	Chevrolet, Cadillac	2003

NEVADA
Reno	Lithia L/M/Audi Isuzu of Reno	Audi, Lincoln, Mercury, Isuzu	1997
	Lithia Hyundai of Reno	Hyundai	1997
	Lithia Reno Subaru	Subaru	1999
	Lithia Volkswagen of Reno	Volkswagen	1998
	Lithia Chrysler Jeep of Reno	Chrysler, Jeep	2004
Sparks	Lithia Sparks (satellite of Lithia Reno)	Suzuki, Lincoln, Mercury, Isuzu	1997

SOUTH DAKOTA
Sioux Falls	Chevrolet of Sioux Falls	Chevrolet	2000
	Lithia Dodge of Sioux Falls	Dodge, Dodge Truck	2001

ALASKA
Anchorage	Lithia Chrysler Jeep of Anchorage	Chrysler, Jeep	2001
	Lithia Dodge of South Anchorage	Dodge, Dodge Truck	2001
	Lithia Hyundai of Anchorage	Hyundai	2003
	Chevrolet of South Anchorage	Chevrolet, Saab	2004
	BMW of Anchorage	BMW	2004
Fairbanks	Chevrolet Cadillac of Fairbanks	Chevrolet, Cadillac	2003
Wasilla	Chevrolet of Wasilla	Chevrolet	2004

TEXAS
San Angelo	All American Chrysler Jeep Dodge of San Angelo	Dodge, Dodge Truck, Jeep, Chrysler	2002
	Honda of San Angelo	Honda	2002
	All American Chevrolet of San Angelo	Chevrolet	2002
Odessa	All American Chrysler Jeep Dodge of Odessa	Dodge, Dodge Truck, Jeep, Chrysler	2002
	All American Chevrolet of Odessa	Chevrolet	2002
	Lithia Toyota of Odessa	Toyota, Scion	2004
Midland	All American Dodge-Hyundai of Midland	Dodge, Dodge Truck, Hyundai	2002
	All American Chevrolet of Midland	Chevrolet	2002
Grapevine	Lithia Dodge of Grapevine	Dodge, Dodge Truck	2003

NEBRASKA
Omaha	Lithia Ford of Omaha	Ford	2002
	Mercedes-Benz of Omaha	Mercedes	2002
	Lithia Chrysler Jeep Dodge of Omaha	Chrysler, Jeep, Dodge, Dodge Truck	2005

MONTANA
Missoula	Lithia Auto Center of Missoula	Chrysler, Dodge, Dodge Truck	2003
Billings	Lithia Dodge of Billings	Dodge, Dodge Truck	2003
Helena	Chevrolet of Helena	Chevrolet	2004
	Lithia Chrysler Dodge of Helena	Chrysler, Dodge, Dodge Truck	2004
Great Falls	Lithia Chrysler Jeep Dodge of Great Falls	Dodge, Dodge Truck, Jeep	2004
	Honda of Great Falls	Honda	2004

OKLAHOMA
Broken Arrow	Lithia Dodge of Broken Arrow	Dodge, Dodge Truck	2003

NEW MEXICO
Santa Fe	Lithia Chrysler Jeep Dodge of Santa Fe	Chrysler, Jeep, Dodge, Dodge Truck	2004

New Vehicle Sales

In 2004, we sold 25 domestic and imported brands ranging from economy to luxury cars, sport utility vehicles, minivans and light trucks.

Manufacturer	Percent of Total Revenue		Percent of New Vehicle Sales in 2004
DaimlerChrysler (Chrysler, Dodge, Jeep, Dodge Trucks)	22.7%		39.6%
General Motors (Chevrolet, Saturn, Cadillac, Hummer)	14.0		24.1
Ford (Ford, Lincoln, Mercury)	4.9		8.5
Toyota, Scion	4.4		7.6
BMW	2.1		3.6
Hyundai	1.8		3.1
Nissan	1.8		3.0
Honda	1.7		2.9
Subaru	1.5		2.5
Volkswagen, Audi	1.4		2.4
Mercedes	0.7		1.3
Mazda	0.5		0.8
Suzuki	0.3		0.5
Isuzu	0.1		0.1
Volvo		*		*
Saab		*		*
	57.9%		100.0%

* Less than 0.1%

Our unit and dollar sales of new vehicles from continuing operations were as follows:

	Year Ended December 31,
	2004	2003	2002	2001	2000
New vehicle units	56,529	53,804	46,929	37,190	34,349
New vehicle sales (in thousands)	$1,589,613	$1,441,000	$1,218,364	$926,981	$833,107
Average selling price	$28,120	$26,782	$25,962	$24,926	$24,254

We purchase our new car inventory directly from manufacturers, who allocate new vehicles to stores based on the number of vehicles sold by the store on a monthly basis and by the store’s market area. Accordingly, we rely on the manufacturers to provide us with vehicles that consumers desire and to supply us with such vehicles at suitable locations, quantities and prices.  However, high demand vehicles often are in short supply.  We attempt to exchange vehicles with other automotive retailers to accommodate customer demand and to balance inventory.

We post the manufacturer’s suggested retail price (MSRP) on every vehicle, as required by law.  We negotiate the final sales price of a new vehicle individually with the customer. We sell many of our higher volume vehicles under our “Promo Price” program.  This program markets vehicles at an affordable price that is less than MSRP.

Used Vehicle Sales

At each new vehicle store, we also sell used vehicles.  Used vehicle sales are an important part of our overall profitability. In 2004, retail used vehicle sales generated a gross margin of 14.3% compared with a gross margin of 7.8% for new vehicle sales.  To enhance our sales efforts, we employ a used vehicle manager at each location.

Since the beginning of 2002, the used vehicle market has been negatively impacted by strong competition from the new vehicle market, with heavy manufacturer incentives in the form of cash rebates and low interest financing. This trend continued throughout most of 2004.  Towards the end of 2004, there were signs of an improvement in the pricing side of the used vehicle market as a result of decreased supply.  Early indications are that this trend will continue into 2005.

We have implemented new procedures in the used vehicle business to help offset recent negative trends as follows:

•                    We have begun conducting our own local used vehicle auctions in select markets and managing the disposal of used vehicles at larger auctions.  We no longer allow individual stores to dispose of their excess inventories on their own.  The process is centralized and controlled at the management level.

•                    We have a “Used Vehicle Promo Pricing” strategy, which markets vehicles with a $99 down payment and then groups vehicles by payment level.  Vehicles are marked with clear and understandable pricing, which reduces haggling and speeds up the sale process.  This strategy resolves the three biggest issues of price, down payment and monthly payment for our customers and our sales personnel in a simple way.

Our used vehicle operations give us an opportunity to:

•  generate sales to customers financially unable or unwilling to purchase a new vehicle;

•  increase new and used vehicle sales by aggressively pursuing customer trade-ins; and

•  increase service contract sales and provide financing to used vehicle purchasers.

In 2004, we sold approximately 74 retail used vehicles for every 100 new vehicles sold.

In addition to selling late model used cars, as do other new vehicle dealers, our stores emphasize sales of used vehicles three to ten years old. These vehicles sell for lower prices, but normally generate greater margins.  We believe that selling a larger number of used vehicles makes us less susceptible to the effects of changes in the volume of new vehicle sales that result from economic conditions.

We acquire most of our used vehicles through customer trade-ins, but we also buy them at “closed” auctions, attended only by new vehicle automotive retailers with franchises for the brands offered. These auctions offer off-lease, rental and fleet vehicles. We also buy used vehicles at “open” auctions of repossessed vehicles and vehicles being sold by other automotive retailers.

In addition to selling used vehicles to retail customers, we wholesale to other automotive retailers and to other wholesalers used vehicles in poor condition and vehicles that have not sold promptly.

Our used vehicle sales from continuing operations were as follows:

	Year Ended December 31,
	2004	2003	2002	2001	2000
Retail used vehicle units	41,802	41,451	40,781	35,845	29,866
Retail used vehicle sales (in thousands)	$630,910	$603,096	$594,256	$480,848	$392,017
Average selling price	$15,093	$14,550	$14,572	$13,415	$13,126

Wholesale used vehicle units	23,137	25,982	24,475	18,081	15,967
Wholesale used vehicle sales (in thousands)	$124,912	$122,451	$121,504	$83,201	$70,055
Average selling price	$5,399	$4,713	$4,964	$4,602	$4,387

Total used vehicle units	64,939	67,433	65,256	53,926	45,833
Total used vehicle sales (in thousands)	$755,822	$725,547	$715,760	$564,049	$462,072
Average selling price	$11,639	$10,760	$10,968	$10,460	$10,082

Vehicle Financing, Extended Warranty and Insurance

We believe that arranging financing is critical to our ability to sell vehicles and related products and services.  We provide a variety of financing and leasing alternatives to meet customer needs. Offering customer financing on a “same day” basis gives us an advantage, particularly over smaller competitors who do not generate enough sales to attract our breadth of finance sources.

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

In 2004, we had finance and insurance penetration for 81% of our new vehicle sales and 72% of our retail used vehicle sales. Our average finance and insurance revenue per retail vehicle totaled $1,031 in 2004.

We earn a portion of the financing charge by discounting each finance contract we write and subsequently sell to a lender. In 2004, many automobile manufacturers continued to offer zero percent financing as sales incentives to new vehicle purchasers. Zero percent financing reduces, but does not eliminate, our per unit fee income from arranging financing, as we receive a fixed payment from the manufacturers in connection with such financing. Many customers do not qualify for zero percent financing, either because of their credit standing or because they require longer financing terms than offered for zero percent financing. Incentive financing programs, including zero percent programs, usually offer cash rebates as an alternative to reduced interest rates.  A majority of eligible customers elect to receive cash rebates instead of incentive financing, usually using the cash rebate as a down payment to complete the purchase of a new vehicle with little or no cash out of pocket.  We have been able to increase finance and insurance revenue per vehicle, despite zero percent financing, due to higher penetration of other finance and insurance products.

We usually arrange financing for customers by selling the contracts to outside sources on a non-recourse basis to avoid the risk of default.  During 2004, we directly financed less than 0.01% of our vehicle sales.

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

We also offer our customers third party credit life and health and accident insurance when they finance an automobile purchase. We receive a commission on each policy sold.  We also offer other products, such as protective coatings and automobile alarms.

Service, Body and Parts

Our automotive service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service primarily for the new vehicle brands sold by our stores, but we also service other vehicles.  In 2004, our service, body and parts operations generated $290.4 million in revenues, or 10.6% of total revenues.  We set prices to reflect the difficulty of the types of repair and the cost and availability of parts.

The service, body and parts businesses provide important repeat revenues to the stores. We market our parts and service products by notifying the owners of vehicles when their vehicles are due for periodic service. This encourages preventive maintenance rather than post-breakdown repairs. We offer a lifetime oil and filter service, which, in 2004, was purchased by 36% of our new and used vehicle buyers. This service helps us retain customers, and provides opportunities for repeat parts and service business. Revenues from the service, body and parts departments are important during economic downturns as owners tend to repair their existing used vehicles rather than buy new vehicles during such periods.  This limits the effects of a drop in new vehicle sales that may occur in a slow economic environment.

We operate eighteen collision repair centers: four in Texas, three in Oregon and two each in Idaho, South Dakota and Alaska and one each in Washington, Montana, Colorado, Nevada, and Nebraska.

Marketing

We market ourselves as “America’s Car & Truck Store” and as “Driving America.”  We use most types of advertising, including television, newspaper, radio, direct mail, and an Internet web site. Advertising expense, net of manufacturer credits, was $18.3 million during 2004, with 40% of the total amount used for print media, 17% for television, 13% for radio, 11% for Internet and 19% for direct mail and other sources. We advertise to develop our image as a reputable automotive retailer, offering quality service, affordable automobiles and financing for all buyers. The automobile manufacturers pay for many of our advertising and marketing expenditures. The manufacturers also provide us with market research, which assists us in developing our own advertising and marketing campaigns.  In addition, our stores advertise discounts or other promotions to attract customers. By owning a cluster of stores in a particular market, we save money from volume discounts and other media concessions. We also participate as a member of advertising cooperatives and associations, whose members pool their resources and expertise with manufacturers to develop advertising campaigns.

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

In addition to competition for the sale of vehicles, we expect increased competition for the acquisition of other stores. With respect to each brand of vehicles we market, we have faced only limited competition with respect to our acquisitions to date, primarily from privately-held automotive retailers. Other publicly-owned automotive retailers with significant capital resources may enter our current and targeted market areas in the future.

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

Automotive retailers and manufacturers are also subject to laws to protect consumers, including so-called “Lemon Laws.”  Most “Lemon Laws” require a manufacturer to replace a new vehicle or accept it for a full refund within a set time period after initial purchase if:

•  the vehicle does not conform to the manufacturer’s express warranties; and

• the automotive retailer or manufacturer, after a reasonable number of attempts, is unable to correct or repair a defect.

We must provide written disclosures on new vehicles of mileage and pricing information. Financing and insurance activities are subject to credit reporting, debt collection, truth-in-lending and insurance industry regulation.

Our business, particularly parts, service and collision repair operations, involves hazardous or toxic substances or wastes, such as motor oil, waste motor oil and filters, transmission fluid, antifreeze, Freon, waste paint and lacquer thinner, batteries, solvents, lubricants, degreasing agents, gasoline and diesel fuels. Federal, state and local authorities establishing health and environmental quality standards regulate the handling, storage, treatment, recycling and disposal of hazardous substances and wastes and remediation of contaminated sites, both at our facilities and at sites to which we send hazardous or toxic substances or wastes for treatment, recycling or disposal.  We are aware of limited contamination at certain of our current and former facilities, and we are in the process of conducting investigations and/or remediation at some of these properties. Based on our current information, any costs or liabilities relating to such contamination, other environmental matters or compliance with environmental regulations are not expected to have a material adverse effect on our results of operations or financial condition. There can be no assurances, however, that (i) additional environmental matters will not arise or that new conditions or facts will not develop in the future at our current or formerly owned or operated facilities, or at sites that we may acquire in the future, or that (ii) these matters, conditions or facts will not result in a material adverse effect on our results of operations or financial condition.

Employees

As of December 31, 2004, we employed approximately 5,187 persons on a full-time equivalent basis. Employees in the service and parts department at our Dodge store in Concord, California are represented by a union collective bargaining agreement.  We believe we have good relationships with our employees.

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

On April 28, 2004, a lawsuit was filed against us in the United States District Court for the District of Oregon:  Robert Allen, et al., vs. Lithia Motors, Inc., et al., Civil Case No. 04-03032-CO.  The complaint seeks money damages from us for alleged federal and state RICO violations, violation of Oregon’s Unlawful Trade Practices Act and fraud, with respect to arranging the financing of vehicles. Each of the 23 Allen plaintiffs seeks stated actual damages ranging from $733 to $20,859, damages for mental distress ranging from $10,000 to $250,000, and punitive damages of $1,500,000. With statutory penalties, the Allen plaintiffs seek actual damages that total less than $250,000, trebled, approximately $3.0 million in mental distress claims and punitive damages of $34.5 million. Management believes that if damages were assessed, most would be covered by insurance. The case is still in its pleading stage and no depositions or document production has yet occurred.  We intend to vigorously defend this matter and management believes that the likelihood of a judgment for the amount of damages sought is remote.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2004.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2003 and 2004:

2004	High	Low
Quarter 1	$30.79	$24.60
Quarter 2	28.86	23.29
Quarter 3	24.93	20.55
Quarter 4	26.95	20.04

2003
Quarter 1	$16.05	$10.92
Quarter 2	17.35	10.81
Quarter 3	24.20	15.55
Quarter 4	25.95	19.75

The number of shareholders of record and approximate number of beneficial holders of Class A common stock at March 8, 2005 was 1,536 and 3,300, respectively.  All shares of Lithia’s Class B common stock are held by Lithia Holding Company LLC.

We declared and paid a dividend of $0.07 per share of Class A and Class B common stock for each of the second, third and fourth quarters of 2003 and the first quarter of 2004, totaling approximately $1.3 million each quarter.  In addition, we declared and paid a dividend of $0.08 per share of Class A and Class B common stock for each of the second, third and fourth quarters of 2004, totaling approximately $1.5 million per quarter.

We currently intend to continue paying quarterly dividends similar to those paid in 2004. The payment of any dividends is subject to the discretion of our Board of Directors.  Pursuant to our $150 million credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit

Corporation, total dividends and repurchases of our common stock cannot exceed $18.0 million over the term of the agreement.  To date, over the term of the agreement, we have paid dividends and repurchased stock totaling $8.4 million. This credit agreement expires May 1, 2007.  We did not repurchase any shares of our common stock during the fourth quarter of 2004.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2004	2003	2002	2001	2000
Consolidated Statement of Operations Data:
Revenues:
New vehicle	$1,589,613	$1,441,000	$1,218,364	$926,981	$833,107
Used vehicle	755,822	725,547	715,760	564,049	462,072
Finance and insurance	290,386	251,316	216,382	173,114	149,963
Service, body and parts	101,374	89,982	77,776	62,856	52,394
Fleet and other	8,592	5,657	43,114	40,593	57,491
Total revenues	2,745,787	2,513,502	2,271,396	1,767,593	1,555,027
Cost of sales	2,285,851	2,110,393	1,913,704	1,478,528	1,303,800
Gross profit	459,936	403,109	357,692	289,065	251,227
Selling, general and administrative	349,946	313,289	280,310	224,501	182,591
Depreciation and amortization	13,143	9,593	7,192	8,690	7,125
Income from operations	96,847	80,227	70,190	55,874	61,511
Floorplan interest expense	(16,702)	(13,997)	(10,775)	(13,652)	(16,532)
Other interest expense	(9,174)	(6,081)	(5,985)	(7,546)	(7,629)
Other income (expense), net	(1,520)	(951)	(589)	(298)	803
Income from continuing operations before income taxes	69,451	59,198	52,841	34,378	38,153
Income taxes	(26,878)	(23,561)	(20,480)	(13,270)	(14,690)
Income from continuing operations	42,573	35,637	32,361	21,108	23,463
Income (loss) from discontinued operations, net of tax	98	(90)	(45)	646	850
Net income	$42,671	$35,547	$32,316	$21,754	$24,313
Basic income per share from continuing operations	$2.27	$1.95	$1.88	$1.58	$1.72
Basic income (loss) per share from discontinued operations	0.00	(0.01)	0.00	0.05	0.06
Basic net income per share	$2.27	$1.94	$1.88	$1.63	$1.78
Shares used in basic per share	18,773	18,289	17,233	13,371	13,652
Diluted income per share from continuing operations	$2.12	$1.92	$1.84	$1.55	$1.70
Diluted income per share from discontinued operations	0.01	0.00	0.00	0.05	0.06
Diluted net income per share	$2.13	$1.92	$1.84	$1.60	$1.76
Shares used in diluted per share	20,647	18,546	17,598	13,612	13,804

	As of December 31,
(In thousands)	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Working capital	$126,177	$160,066	$126,308	$104,834	$98,917
Inventories	536,653	445,281	445,908	275,398	314,290
Total assets	1,256,904	1,102,782	942,049	662,944	628,003
Flooring notes payable	450,859	435,228	427,635	280,947	314,137
Current maturities of long-term debt	6,565	14,299	4,466	10,203	5,342
Long-term debt, less current maturities	267,310	178,467	104,712	95,830	72,586
Total stockholders’ equity	405,946	358,926	319,993	203,497	181,775

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. “Business,” our Consolidated Financial Statements and Notes thereto and Exhibit 99.1 “Risk Factors.”

Overview

Our auto-retail model is focused on acquiring average performing new vehicle franchised stores and then integrating and improving them.  Our goal is to maximize the operations of all four departments of every store we acquire.  We have had success with this strategy since our initial public offering in late 1996.  While our strategy has not changed over the last eight years, our ability to integrate and improve the stores that we acquire has increased dramatically. We have also developed a better process for identifying acquisition targets that fit our operating model.  Our cash position, substantial lines of credit, plus an experienced and well-trained staff are all available to facilitate our continued growth as the opportunities develop.

In keeping with this model, we acquired 10 stores with 21 franchises during 2004 with total estimated annual revenues of approximately $340 million.

Historically, new vehicle sales have accounted for over half of our total revenues but less than one-third of total gross profit.  We use a volume-based strategy for new vehicle sales that was initiated in 2002. This strategy complements the goal of most auto manufacturers, which have continued to offer a high level of cash or other incentives on purchases.

For 2005, we expect that manufacturers will continue to offer incentives on new vehicle sales through a combination of rebates and low interest rate loans to consumers.

Since the beginning of 2002, the used vehicle market has been negatively impacted by strong competition from the new vehicle market, with heavy manufacturer incentives in the form of cash rebates and low interest financing. This trend in weak used vehicle unit demand continued throughout 2004. We have implemented new procedures in the used vehicle business to help offset recent negative trends as follows:

•                  We have begun conducting our own local used vehicle auctions in select markets and managing the disposal of used vehicles at larger auctions.  We no longer allow individual stores to dispose of their excess inventories on their own.  The process is centralized and controlled at the management level.

•                  We utilize a “Used Vehicle Promo Pricing” strategy, which markets vehicles with a $99 down payment and then groups vehicles by payment level.  Vehicles are marked with clear and understandable pricing, which reduces haggling and speeds up the sale process.  This strategy resolves the three biggest issues of price, down payment and monthly payment for our customers and our sales personnel in a simple way.

In addition, as a complement to our ongoing used vehicle operation at each store, we use specialists in our support services group to increase the acquisition of used vehicles.  We believe that this will help bolster sales volumes in the 3 to 7 year old vehicle range.

Results of Continuing Operations

Certain revenue, gross margin and gross profit information by product line was as follows for 2004, 2003 and 2002:

2004	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicles	57.9%	7.8%	27.0%
Used vehicles	27.5	12.4	20.3
Finance and insurance(1)	3.7	99.6	22.0
Service, body and parts	10.6	48.1	30.4
Fleet and other	0.3	14.0	0.3

2003	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicles	57.3%	7.7%	27.4%
Used vehicles	28.9	11.5	20.6
Finance and insurance(1)	3.6	99.7	22.3
Service, body and parts	10.0	47.2	29.4
Fleet and other	0.2	19.1	0.3

2002	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicles	53.6%	8.5%	28.9%
Used vehicles	31.6	10.1	20.1
Finance and insurance(1)	3.4	99.4	21.6
Service, body and parts	9.5	48.0	29.1
Fleet and other	1.9	2.1	0.3

(1)    Reported net of anticipated cancellations.

The following table sets forth selected condensed financial data expressed as a percentage of total revenues for the periods indicated below.

Lithia Motors, Inc. (1)	Year Ended December 31,
	2004	2003	2002
Revenues:
New vehicle	57.9%	57.3%	53.6%
Used vehicle	27.5	28.9	31.6
Finance and insurance	3.7	3.6	3.4
Service, body and parts	10.6	10.0	9.5
Fleet and other	0.3	0.2	1.9
Total revenues	100.0%	100.0%	100.0%
Gross profit	16.8	16.0	15.7
Selling, general and administrative expenses	12.7	12.5	12.3
Depreciation and amortization	0.5	0.4	0.3
Income from operations	3.5	3.2	3.1
Floorplan interest expense	0.6	0.6	0.5
Other interest expense	0.3	0.2	0.3
Other expense, net	0.1	0.0	0.0
Income from continuing operations before taxes	2.5	2.4	2.3
Income tax expense	1.0	0.9	0.9
Income from continuing operations	1.6%	1.4%	1.4%

(1)  The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in 2004 compared to 2003 and in 2003 compared to 2002:

	Year Ended December 31,		Increase	% Increase
(In Thousands)	2004	2003	(Decrease)	(Decrease)
Revenues:
New vehicle	$1,589,613	$1,441,000	$148,613	10.3%
Used vehicle	755,822	725,547	30,275	4.2
Finance and insurance	101,374	89,982	11,392	12.7
Service, body and parts	290,386	251,316	39,070	15.5
Fleet and other	8,592	5,657	2,935	51.9
Total revenues	2,745,787	2,513,502	232,285	9.2
Cost of sales	2,285,851	2,110,393	175,458	8.3
Gross profit	459,936	403,109	56,827	14.1
Selling, general and administrative	349,946	313,289	36,657	11.7
Depreciation and amortization	13,143	9,593	3,550	37.0
Income from operations	96,847	80,227	16,620	20.7
Floorplan interest expense	(16,702)	(13,997)	2,705	19.3
Other interest expense	(9,174)	(6,081)	3,093	50.9
Other expense, net	(1,520)	(951)	569	59.8
Income from continuing operations before income taxes	69,451	59,198	10,253	17.3
Income tax expense	26,878	23,561	3,317	14.1
Income from continuing operations	$42,573	$35,637	$6,936	19.5%

	Year Ended December 31,		Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
New units sold	56,529	53,804	2,725	5.1%
Average selling price per new vehicle	$28,120	$26,782	$1,338	5.0%

Used units sold	64,939	67,433	(2,494)	(3.7)%
Average selling price per used vehicle	$11,639	$10,760	$879	8.2%

Finance and insurance sales per retail unit	$1,031	$945	$86	9.1%

	Year Ended December 31,		Increase	% Increase
(In thousands)	2003	2002	(Decrease)	(Decrease)
Revenues:
New vehicle	$1,441,000	$1,218,364	$222,636	18.3%
Used vehicle	725,547	715,760	9,787	1.4
Finance and insurance	89,982	77,776	12,206	15.7
Service, body and parts	251,316	216,382	34,934	16.1
Fleet and other	5,657	43,114	(37,457)	(86.9)
Total revenues	2,513,502	2,271,396	242,106	10.7
Cost of sales	2,110,393	1,913,704	196,689	10.3
Gross profit	403,109	357,692	45,417	12.7
Selling, general and administrative	313,289	280,310	32,979	11.8
Depreciation and amortization	9,593	7,192	2,401	33.4
Income from operations	80,227	70,190	10,037	14.3
Floorplan interest expense	(13,997)	(10,775)	3,222	29.9
Other interest expense	(6,081)	(5,985)	96	1.6
Other expense, net	(951)	(589)	362	61.5
Income from continuing operations before income taxes	59,198	52,841	6,357	12.0
Income tax expense	23,561	20,480	3,081	15.0
Income from continuing operations	$35,637	$32,361	$3,276	10.1%

	Year Ended December 31,		Increase	% Increase
	2003	2002	(Decrease)	(Decrease)
New units sold	53,804	46,929	6,875	14.6%
Average selling price per new vehicle	$26,782	$25,962	$820	3.2%

Used units sold	67,433	65,256	2,177	3.3%
Average selling price per used vehicle	$10,760	$10,968	$(208)	(1.9)%

Finance and insurance sales per retail unit	$945	$887	$58	6.5%

Revenues

Total revenues increased 9.2% and 10.7%, respectively, in 2004 compared to 2003 and in 2003 compared to 2002, primarily as a result of acquisitions.  In addition, increases in the average new and used vehicle sales prices in 2004 compared to 2003 and in the average new vehicle sales prices in 2003 compared to 2002 contributed to the revenue increases. The 2004 increase was offset by a same-store sales decline of 2.4%, while 2003 had a 1.2% same-store sales increase.  Same-store sales percentage increases (decreases) were as follows:

	2004 compared to 2003	2003 compared to 2002
New vehicles	(2.4)%	6.2%
Used vehicles	(5.7)	(8.8)
Finance and insurance	1.9	5.1
Service, body and parts	3.0	0.7
Total sales	(2.4)	1.2

Same-store sales are calculated by dealership comparing only those months that contain full-month operating data.

The automotive retailing industry reported an increase in new vehicle sales of approximately 1.5% in 2004 and a decline of 1.0% in 2003.

Our new vehicle same store sales were down in 2004 because of a slower sales environment in our markets and a difficult comparison from the prior year of up 6.2%. Used vehicle same store sales were negatively affected in both 2004 and 2003 because of continued manufacturer incentives on new vehicles which led to continued weakness in the used vehicle market.

Penetration rates for certain products were as follows:

	2004	2003	2002
Finance and insurance	77%	75%	75%
Service contracts	43	41	40
Lifetime oil change and filter	36	34	30

The improvements in same-store service, body and parts revenue in 2004 compared to 2003 and in 2003 compared to 2002 were a result of our continued focus on service-advisor training and our Lifetime Oil Program.  We continue to experience positive same-store sales growth in the customer-pay side of the business. Conversely, improvements in the quality of Chrysler, General Motors, Ford and Toyota vehicles, which comprise approximately 80% of our total new vehicle sales, have resulted in declines in warranty work for these brands. Other brands continue to demonstrate increases in same-store warranty sales.

Fleet and other sales include both fleet sales and fees received for delivering vehicles on behalf of the manufacturer, the U.S. military, rent-a-car companies or leasing companies.

Gross Profit

Gross profit increased $56.8 million in 2004 compared to 2003 and increased $45.4 million in 2003 compared to 2002 due primarily to increased total revenues, as well as increases in our overall gross margin. Gross margins achieved were as follows:

	Year Ended December 31,		Lithia
	2004	2003	Margin Change*
New vehicles	7.8%	7.7%	10	bp
Retail used vehicles	14.3	13.8	50
Wholesale used vehicles	2.9	(0.2)	310
Finance and insurance	99.6	99.7	(10)
Service and parts	48.1	47.2	90
Overall	16.8	16.0	80

	Year Ended December 31,		Lithia
	2003	2002	Margin Change*
New vehicles	7.7%	8.5%	(80	)bp
Retail used vehicles	13.8	12.5	130
Wholesale used vehicles	(0.2)	(1.7)	150
Finance and insurance	99.7	99.4	30
Service and parts	47.2	48.0	(80)
Overall	16.0	15.7	30

* “bp” stands for basis points (one hundred basis points equals one percent).

The increase in the overall gross profit margin in 2004 compared to 2003 was a result of improvements in the margins achieved on our new and used vehicle businesses as well as on our service and parts business.  Additionally, the increase in our high-margin service and parts revenue as a percentage of total revenue also positively affected our gross margins.

Because of the slower new vehicle sales environment in 2004, we implemented internal directives aimed at generating more gross profit per vehicle sold.  We were able to achieve improved margins on our new vehicles in 2004 compared to 2003. This compares to a higher volume, lower margin strategy that was in place in 2003.

In 2004, we have been able to improve the margins on our used vehicle sales primarily because of the strategies discussed above regarding the auctioning of undesired used vehicles and our “Used Vehicle Promo Pricing” for our retail sales.

Our focus on service advisor training, which has led to gains in sales of higher margin service items, and cost saving initiatives across all service, parts and body shop business lines has resulted in improved gross margins in this area in 2004 compared to 2003.

Our overall gross margin increased in 2003 compared to 2002 primarily because of increases in margins achieved on used vehicle sales as a result of selling older aged vehicles which carry a higher margin and improved inventory management. The increase in the used vehicle gross margin also contributed to a same store increase in total gross profit dollars per used vehicle sold.

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

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.  Selling, general and administrative expense increased $36.7 million in 2004 compared to 2003 and increased $33.0 million in 2003 compared to 2002. The increases in dollars spent are due to increased selling, or variable, expenses related to the increases in revenues and the number of locations, as well as increases related to compliance with the Sarbanes-Oxley Act of 2002. SG&A as a percentage of sales will increase when the service and parts revenue contribution increases relative to total sales due to its higher SG&A component.  Because of this, a better gauge is the trend of SG&A as a percentage of gross profit. SG&A as a percentage of gross profit improved 160 and 70 basis points, respectively, in 2004 compared to 2003 and in 2003 compared to 2002.  The increase as a percentage of revenue in 2003 compared to 2002 was also due partially to higher advertising and sales compensation expenses related to our aggressive new vehicle marketing during 2003.

Depreciation and Amortization

Depreciation and amortization increased $3.6 million and $2.4 million, respectively, in 2004 compared to 2003 and in 2003 compared to 2002 due to the addition of property and equipment related to our acquisitions, as well as leasehold improvements to existing facilities.

Income from Operations

Operating margins in 2004 improved by 30 basis points to 3.5% compared to 3.2% in 2003 and by 10 basis points in 2003 from 3.1% in 2002.  The increases are primarily because of improved overall gross profit margin as discussed above, partially offset by an increase in operating expenses.

Floorplan Interest Expense

The $2.7 million increase in floorplan interest expense in 2004 compared to 2003 resulted primarily from a $62.3 million increase in the average outstanding balances of our floorplan facilities, mainly due to acquisitions, and an increase of $473,000 resulting from our interest rate swaps.  In addition an increase in the average interest rates charged on our floorplan facilities increased floorplan interest expense by $468,000.

The $3.2 million increase in floorplan interest expense in 2003 compared to 2002 resulted primarily from an approximately $2.8 million increase in expense as a result of an increase in the average outstanding balances of our floorplan facilities, mainly because of acquisitions. In addition, increased expense from interest rate swaps was responsible for $1.1 million of the increase. These increases were offset in part by a decrease in the LIBOR and the prime rates in 2003 compared to 2002.

Other Interest Expense

Other interest expense includes interest on our convertible notes, debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes.

Other interest expense increased $3.1 million in 2004 compared to 2003. Changes in the weighted average interest rate on our debt in 2004 compared to 2003 increased other interest expense by approximately $753,000 and changes in the average outstanding balances resulted in an increase of approximately $2.3 million. Interest expense related to the $85.0 million of convertible notes that were issued in May 2004 totals approximately $764,000 per quarter, which consists of $611,000 of contractual interest and $153,000 of amortization of debt issuance costs.

Changes in the weighted average interest rate on our debt in 2003 compared to 2002 decreased other interest expense by $259,000. Changes in the average outstanding balances in 2003 compared to 2002 resulted in increases to other interest expense of $355,000.

Income Tax Expense

Our effective tax rate was 38.7% in 2004 compared to 39.8% in 2003 and 38.8% in 2002.  Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue increased in 2004 compared to 2003 as a result of improvements in gross margins that were partially offset by increased operating expenses and interest expense as discussed above.

Income from continuing operations as a percentage of revenue remained flat in 2003 compared to 2002 as a result of improvements in gross margins being offset by increased operating expenses.

Discontinued Operations

During 2003, we decided to sell certain stores and related franchises. We recognized a net gain on the sale of one of our stores classified as discontinued operations totaling $374,000, net of tax, in 2003, which is netted with loss from discontinued operations on our consolidated statement of operations.  During the third quarter of 2004, we disposed of one of the franchises included with the store we had held for sale, which resulted in a gain of $212,000, net of tax.  In the fourth quarter of 2004, we disposed of the remaining franchise, which resulted in a loss of $20,000, net of tax. In addition, in 2004, we recognized losses from operations of the discontinued operations of $88,000 and a $6,000 loss from discontinued operations that were disposed of in 2003. At December 31, 2004, we did not have any assets held for sale related to discontinued operations.

We continually monitor the performance of each of our stores and make determinations to sell based on return on capital criteria.

Interest expense is allocated to stores classified in discontinued operations for actual flooring interest expense directly related to the new vehicles in the store.  Interest expense related to the used vehicle line of credit is allocated based on total used vehicle inventory of the store, and interest expense related to the equipment line of credit is allocated based on the amount of fixed assets.

Selected Consolidated Quarterly Financial Data

The following tables set forth our unaudited quarterly financial data(1).

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2004
Revenues:
New vehicle	$353,601	$400,217	$451,005	$384,790
Used vehicle	189,906	184,186	198,534	183,196
Finance and insurance	23,385	24,744	28,029	25,216
Service, body and parts	69,426	71,753	74,617	74,590
Fleet and other	1,531	1,367	3,708	1,986
Total revenues	637,849	682,267	755,893	669,778
Cost of sales	531,615	566,328	631,327	556,581
Gross profit	106,234	115,939	124,566	113,197
Selling, general and administrative	85,187	88,565	90,362	85,832
Depreciation and amortization	2,954	3,089	3,254	3,846
Income from operations	18,093	24,285	30,950	23,519
Floorplan interest expense	(3,616)	(4,123)	(4,498)	(4,465)
Other interest expense	(1,740)	(2,157)	(2,464)	(2,813)
Other, net	(339)	(358)	(502)	(321)
Income from continuing operations before income taxes	12,398	17,647	23,486	15,920
Income taxes	(4,836)	(6,882)	(9,159)	(6,001)
Income before discontinued operations	7,562	10,765	14,327	9,919
Discontinued operations, net of tax	(83)	75	143	(37)
Net income	$7,479	$10,840	$14,470	$9,882

Basic income per share from continuing operations	$0.41	$0.57	$0.76	$0.52
Basic income (loss) per share from discontinued operations	(0.01)	0.01	0.01	0.00
Basic net income per share	$0.40	$0.58	$0.77	$0.52

Diluted income per share from continuing operations	$0.40	$0.54	$0.69	$0.48
Diluted income (loss) per share from discontinued operations	(0.01)	0.00	0.01	0.00
Diluted net income per share	$0.39	$0.54	$0.70	$0.48

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(in thousands except per share data)
2003
Revenues:
New vehicle	$308,494	$363,845	$411,358	$357,303
Used vehicle	172,096	191,092	196,280	166,079
Finance and insurance	20,410	22,478	25,071	22,023
Service, body and parts	56,485	61,032	67,849	65,950
Fleet and other	2,075	1,865	882	835
Total revenues	559,560	640,312	701,440	612,190
Cost of sales	471,073	538,573	588,636	512,111
Gross profit	88,487	101,739	112,804	100,079
Selling, general and administrative	74,229	79,585	83,904	75,571
Depreciation and amortization	2,131	2,254	2,504	2,704
Income from operations	12,127	19,900	26,396	21,804
Floorplan interest expense	(3,546)	(3,672)	(3,324)	(3,455)
Other interest expense	(1,388)	(1,564)	(1,496)	(1,633)
Other, net	(147)	(255)	(243)	(306)
Income from continuing operations before income taxes	7,046	14,409	21,333	16,410
Income taxes	(2,731)	(5,808)	(8,491)	(6,531)
Income before discontinued operations	4,315	8,601	12,842	9,879
Discontinued operations, net of tax	(150)	(82)	39	103
Net income	$4,165	$8,519	$12,881	$9,982

Basic income per share from continuing operations	$0.24	$0.47	$0.70	$0.54
Basic loss per share from discontinued operations	(0.01)	0.00	0.00	0.00
Basic net income per share	$0.23	$0.47	$0.70	$0.54
Diluted income per share from continuing operations	$0.24	$0.47	$0.69	$0.52
Diluted income (loss) per share from discontinued operations	(0.01)	(0.01)	0.00	0.01
Diluted net income per share	$0.23	$0.46	$0.69	$0.53

(1) Quarterly data may not add to yearly totals due to rounding.

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

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity and private debt offerings to finance operations and expansion. In addition, in May 2004, we closed an $85.0 million private debt offering. We believe that our available cash, cash equivalents, available lines of credit, cash received from our debt offering in May 2004 and cash flows from operations will be sufficient to meet our anticipated operating expenses and capital requirements for at least 24 to 36 months from December 31, 2004.

Our inventories increased to $536.7 million at December 31, 2004 from $445.3 million at December 31, 2003 due primarily to acquisitions and our decision to purchase a greater stock of 2005 vehicles in December of 2004.  This was a strategic decision designed to strengthen our ties with our manufacturer partners, get a better allocation of popular models and have good inventories going into the spring selling season so we can take advantage of anticipated strong incentives.  Our new and used flooring notes payable increased to $450.9 million at December 31, 2004 from $435.2 million at December 31, 2003 due to acquisitions and higher new vehicle days supply, partially offset by the use of the proceeds from our $85.0 million convertible notes to pay down used vehicle flooring.  New vehicles are financed at approximately 100% and used vehicles are financed at approximately 80% of cost. Our days supply of new vehicles increased by approximately 12 days at December 31, 2004 compared to December 31, 2003. Our days supply of used vehicles increased by approximately 1 day at December 31, 2004 compared to December 31, 2003.  We believe that our new and used vehicle inventories are at appropriate levels at this time.

Assets held for sale of $135,000 at December 31, 2004 relate to a building held for sale.

As a result of the acquisition of 12 stores in 2004, our goodwill and other intangibles increased $53.2 million to $289.2 million at December 31, 2004, compared to $236.0 million at December 31, 2003. Cash paid for acquisitions, net of cash received, in 2004 was $79.4 million.

Our Board of Directors declared a dividend on our Class A and Class B common stock of $0.07 per share for both the fourth quarter of 2003 and the first quarter of 2004, both of which were paid in 2004 and totaled approximately $1.3 million each.  Our Board of Directors also declared a dividend on our Class A and Class B common stock of $0.08 per share for each of the second, third and fourth quarters of 2004, two of which were paid in 2004 and one in March 2005, and totaled approximately $1.5 million each. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through December 2004, we have purchased a total of 60,000 shares under this program and may continue to do so from time to time in the future as conditions warrant.  However, the recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place.  With the dividend, we are able to offer an immediate and tangible return to our shareholders without reducing our already limited market float, which occurs when we repurchase shares.

We have a working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, as amended in June 2004, totaling up to $150 million, which expires May 1, 2007 with an option for the lenders to extend to May 1, 2008, with interest due monthly.  This credit facility is cross-collateralized and secured by cash and cash equivalents, new and used vehicles on a subordinated basis to the extent not specifically financed by other lenders, parts inventories, accounts receivable, intangible assets and equipment.  We pledged to DaimlerChrysler Services and Toyota Motor Credit the stock of all of our dealership subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores.

The financial covenants in our agreement with DaimlerChrysler Services and Toyota Motor Credit require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels.   At December 31, 2004, we were in compliance with all of the covenants of this agreement.

Ford Motor Credit, General Motors Acceptance Corporation and Volkswagen Credit have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation serving as the primary lenders for substantially all other brands.  These new vehicle lines are secured by new vehicle inventory of the relevant brands.

We also have a revolving credit real estate line with Toyota Motor Credit totaling $40 million, which expires in May 2005. The advances are secured by the real estate financed under this line of credit.

We have a credit facility with U.S. Bank N.A., which provides for a $50.0 million revolving line of credit for leased vehicles and equipment purchases and expires April 30, 2006. The financial covenants in our agreement with U.S. Bank N.A. require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a minimum total net worth; and (iv) a minimum tangible net worth.   At December 31, 2004, we were in compliance with all of the covenants of this agreement.

Interest rates on all of the above facilities ranged from 4.05% to 5.15% at December 31, 2004.  Amounts outstanding on the lines at December 31, 2004 together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at December 31, 2004	Remaining Availability as of December 31, 2004
New and program vehicle lines	$450,859	$	*
Working capital and used vehicle line	—	150,000
Real estate line	—	40,000
Equipment/leased vehicle line	40,686	9,314
	$491,545	$199,314

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

The notes are redeemable at our option beginning May 6, 2009 at the redemption price of 100% of the principal amount plus any accrued interest. The holders of the notes can require us to repurchase all or some of the notes on May 1, 2009 and upon certain events constituting a fundamental change or a termination of trading. A fundamental change is any transaction or event in which all or substantially all of our common stock is exchanged for, converted into, acquired for, or constitutes solely the right to receive, consideration that is not all, or substantially all, common stock that is listed on, or immediately after the transaction or event, will be listed on, a United States national securities exchange. A termination of trading will have occurred if our common stock is not listed for trading on a national securities exchange or the NASDAQ stock market.

We filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 26, 2004 covering the resale of the notes and the common stock issuable upon conversion of the notes. The registration statement was declared effective by the Securities and Exchange Commission in October 2004.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2004 is as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2005	2006 and 2007	2008 and 2009	2010 and beyond
Floorplan Notes	$450,859	$450,859	$—	$—	$—
Lines of Credit and Long-Term Debt	273,875	6,565	58,222	59,761	149,327
Interest on Scheduled Debt Payments	63,214	10,345	20,195	13,903	18,771
Capital Commitments	14,662	14,662	—	—	—
Operating Leases	120,359	18,656	33,813	28,520	39,370
	$922,969	$501,087	$112,230	$102,184	$207,468

Our capital commitments of $14.7 million at December 31, 2004 were for the construction of five new facilities, additions to three existing facilities and the remodel of one facility.  The new facilities will be for our Chevrolet dealership in Fairbanks, Alaska, our Toyota dealership in Springfield, Oregon, our Chevrolet and Hyundai dealerships in Odessa, Texas and a body shop also in Odessa, Texas.  We have already incurred $11.5 million for these projects and anticipate incurring the remaining $14.7 million in 2005. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

In addition, we have recorded a reserve for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer.   At December 31, 2004, this reserve totaled $11.8 million.  Based on past experience, we estimate that the $11.8 million will be paid out as follows:  $6.9 million in 2005; $3.2 million in 2006; $1.2 million in 2007; $0.4 million in 2008; and $0.1 million thereafter.

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported amounts of revenues and expenses at the date of the financial statements.  Some of our accounting policies require us to make difficult and subjective judgments on matters that are inherently uncertain.  The following accounting policies involve critical accounting estimates because they are particularly dependent on assumptions made by management. While we have made our best estimates based on facts and circumstances available to us at the time, different estimates could have been used in the current period.  Changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include service contract and lifetime oil contract income recognition, finance fee income recognition, workers’ compensation insurance premium accrual, executive bonus accrual, assessment of recoverability of goodwill and other intangible assets, and used vehicle inventory valuations.  We also have other key accounting policies, such as our policies for valuation of accounts receivable, expense accruals and other revenue recognition.  However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements.  We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary.  We believe that these estimates are reasonable.  However, actual results could differ from these estimates.

Service Contract and Lifetime Oil Change Contract Income Recognition

We receive fees from the sale of vehicle service contracts and lifetime oil contracts to customers. The contracts are sold through an unrelated third party, but we may be charged back for a portion of the fees in the event of early termination of the contracts by customers.  We have established a reserve for estimated future charge-backs based on an analysis of historical charge-backs in conjunction with termination provisions of the applicable contracts. At December 31, 2004 and 2003, this reserve totaled $11.2 million and $9.8 million, respectively, and is included in accrued liabilities and other long-term liabilities on our consolidated balance sheets. We may also participate in future underwriting profit, pursuant to retrospective commission arrangements, that would be recognized as income upon receipt.

Finance Fee Income Recognition

We receive finance fees from various financial institutions when we arrange financing for our customers on a non-recourse basis. We may be charged back for a portion of the financing fee income when the customer pays off their loan prior to the guidelines agreed to by the various financial institutions. We have established a reserve for potential net charge-backs and cancellations based on historical experience, which typically result if the customer pays off their loan during the 90 to 180 days after receiving financing. At December 31, 2004 and 2003, this reserve totaled $258,000 and $403,000, respectively, and is included in accrued liabilities on our consolidated balance sheets.

Workers’ Compensation Insurance Premium Accrual

Insurance premiums are paid for under a three-year retrospective cost policy, whereby premium cost depends on experience.  We accrue premiums based on our historical experience rating, although the actual experience can be something greater or less than the anticipated claims experience and, as of December 31, 2004, the accrual was $2.5 million.  We expect that the retrospective cost policy, as opposed to a guaranteed cost with a flat premium, will be the most cost efficient over time.

Executive Bonuses

We make certain estimates, judgments and assumptions regarding the likelihood of our attainment, and the level thereof, of the annual bonus criteria under our Discretionary Executive Bonus Program in order to record bonus expense on a quarterly basis. We accrue the estimated year-end expense on a pro-rata basis throughout the year based on bonus attainment expectations. These estimates, judgments and assumptions are made quarterly based on available information and take into consideration the historical seasonality of our business and current trends.  If actual year-end results differ materially from our estimates, the amount of bonus expense recorded in a particular quarter could be significantly over or under estimated.  The bonus accrual at the end of any given year is accurate and reflective of actual results attained.

Intangible Assets

We review our goodwill and other identifiable non-amortizable intangible assets for impairment at least annually by applying a fair-value based test using discounted estimated cash flows. Discounted future cash flows are prepared by applying a growth rate to historical revenues. Growth rates are calculated individually for each region with data derived from the U.S. Census Bureau on population growth and the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. The discount rate applied to the future cash flows is derived from a Capital Asset Pricing Model which factors in an equity risk premium and a risk free rate.  The review is conducted more frequently than annually if events or circumstances occur that warrant a review.  Our other identifiable intangible assets primarily include the franchise value of the business units, which is considered to have an indefinite life and not subject to amortization, but rather is included in the fair-value based testing.  Impairment could occur if the operating business unit does not meet the determined fair-value testing. At such point, an impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. During 2004 and 2003, we concluded that there was no impairment. At December 31, 2004 and 2003, goodwill and other identifiable non-amortizable intangible assets totaled $289.2 million and $236.0 million, respectively.

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

Recent Accounting Pronouncements

See Note 19 of Notes to Consolidated Financial Statements.

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

Our variable-rate flooring notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure.  At December 31, 2004, we had $546.5 million outstanding under such agreements at interest rates ranging from 4.05% to 6.44% per annum.  A 10% increase in interest rates would increase annual interest expense by approximately $887,000, net of tax, based on amounts outstanding at December 31, 2004.

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

Based on open market trades, we determined that our $85.0 million of long-term convertible fixed interest rate debt issued in May 2004 had a fair market value of approximately $84.7 million at December 31, 2004.  In addition, at December 31, 2004, we had $93.3 million of other long-term fixed interest rate debt outstanding with maturity dates of between November 2005 and May 2022. Based on discounted cash flows, we have determined that the fair market value of this long-term fixed interest rate debt was approximately $89.3 million at December 31, 2004.

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

As of December 31, 2004, we have outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•                  effective September 1, 2000 — a five year, $25 million interest rate swap at a fixed rate of 6.88% per annum, variable rate adjusted on the 1st and 16th of each month

•                  effective January 26, 2003 — a five year, $25 million interest rate swap at a fixed rate of 3.265% per annum, variable rate adjusted on the 26th of each month

•                  effective February 18, 2003 — a five year, $25 million interest rate swap at a fixed rate of 3.30% per annum, variable rate adjusted on the 1st and 16th of each month

•                  effective November 18, 2003 — a five year, $25 million interest rate swap at a fixed rate of 3.65% per annum, variable rate adjusted on the 1st and 16th of each month

•                  effective November 26, 2003 — a five year, $25 million interest rate swap at a fixed rate of 3.63% per annum, variable rate adjusted on the 26th of each month

•                  effective March 9, 2004 — a five year, $25 million interest rate swap at a fixed rate of 3.25% per annum, variable rate adjusted on the 1st and 16th of each month;

•                  effective March 18, 2004 — a five year, $25 million interest rate swap at a fixed rate of 3.10% per annum, variable rate adjusted on the 1st and 16th of each month.

We earn interest on all of the interest rate swaps at the one-month LIBOR rate.  The one-month LIBOR rate at December 31, 2004 was 2.40% per annum.

The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements.  These amounts are recorded as deferred gains or losses in our consolidated balance sheet with the offset recorded in accumulated other comprehensive income, net of tax.  The amount of deferred gains and (losses) at December 31, 2004 were $1.9 million and $(644,000), respectively. The difference between interest earned and the interest obligation results in a monthly settlement which is reclassified from accumulated other comprehensive income to the statement of operations as incremental flooring interest expense.  The resulting cash settlement reduces the amount of deferred gains and losses.  Because the critical terms of the interest rate swaps and the underlying debt obligations are the same, there was no ineffectiveness recorded in interest expense.

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

Incremental flooring interest expense recognized, net of tax, related to the reclassification of amounts in accumulated other comprehensive income was $2.5 million, $2.2 million and $1.5 million, respectively, in 2004, 2003 and 2002.  Interest expense savings, net of tax, on un-hedged debt as a result of decreasing interest rates, based on interest rates effective as of January 1, 2002 was approximately $853,000, $1.4 million and $189,000, respectively, in 2004, 2003 and 2002.  Interest expense savings, net of tax, on un-hedged debt as a result of decreasing interest rates, based on interest rates effective as of January 1 of each year was $383,000 and $189,000, respectively, in 2003 and 2002.  Interest expense, net of tax, on un-hedged debt increased during 2004 by approximately $571,000 as a result of increasing interest rates during 2004.  As of December 31, 2004, approximately 51% of our total debt outstanding was subject to un-hedged variable rates of interest.

At current interest rates, we estimate that we will incur additional interest expense, net of tax, of approximately $1.6 million related to our interest rate swaps during 2005.

Risk Management Policies

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We maintain risk management control systems to monitor interest rate cash flow attributable to both our outstanding and forecasted debt obligations as well as our offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

Item 8.  Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document.  Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2004 is included in Item 7.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a —15(f).  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal controls over financial reporting were effective as of December 31, 2004.

Management’s assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2004, as well as our consolidated financial statements, have been audited by KPMG LLP, an independent registered public accounting firm, as stated in their reports, which are included herein.

Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Item 9B.  Other Information

We reported in a timely manner all events required to be reported on Form 8-K in the fourth quarter of 2004.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item will be included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Audit Committee Financial Expert, Code of Ethics, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be included under the captions Director Compensation, Executive Compensation and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item will be included under the caption Certain Relationships and Related Transactions in our Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item will be included under the caption Independent Auditors in the Proxy Statement for our 2005 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements

There are no schedules required to be filed herewith.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.  An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit		Description
3.1	(a)	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999.

3.2	(b)	Bylaws of Lithia Motors, Inc.

4.1	(b)	Specimen Common Stock certificate

4.2	(o)	Indenture dated May 4, 2004, between Lithia Motors, Inc. and U.S. Bank National Association, as Trustee, relating to 2.875% Convertible Senior Subordinated Notes due 2014.

10.1*	(b)	1996 Stock Incentive Plan

10.2*	(c)	Amendment No. 1 to the Lithia Motors, Inc. 1996 Stock Incentive Plan

10.2.1*	(b)	Form of Incentive Stock Option Agreement (1)

10.3*	(b)	Form of Non-Qualified Stock Option Agreement (1)

10.4*	(d)	1997 Non-Discretionary Stock Option Plan for Non-Employee Directors

10.5*	(l)	1998 Employee Stock Purchase Plan, as amended

10.6*	(f)	Lithia Motors, Inc. 2001 Stock Option Plan

10.6.1*	(g)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.6.2*	(g)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

10.7*	(m)	2003 Stock Incentive Plan

10.8*		Summary 2005 Discretionary Executive Bonus Program

10.9	(a)	Chrysler Corporation Sales and Service Agreement General Provisions

10.9.1	(h)

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

Credit Agreement dated February 25, 2003 by and among Lithia Motors, Inc., DaimlerChrysler Services North America LLC, as agent, and various financial institutions that are or become parties thereto (as lenders).

10.15.1	(n)	First Amendment to Credit Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., August 12, 2003

10.15.2	(o)	Second Amendment to Credit Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., dated December 4, 2003

10.15.3	(p)	Third Amendment to Credit Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., dated June 30, 2004

10.15.4		Fourth Amendment to Credit Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., dated October 31, 2004

10.16	(j)	Amended and Restated Loan Agreement dated December 28, 2001 between Lithia Financial Corporation, Lithia Motors, Inc., Lithia Aircraft, Inc. and Lithia SALMIR, Inc. and U.S. Bank National Association.

10.16.1	(j)

Consent, Waiver and Amendment to Amended and Restated Loan Agreement and Promissory Note dated January 31, 2003 between Lithia Financial Corporation, Lithia Motors, Inc., and Lithia Aircraft, Inc. and U.S. Bank National Association.

10.16.2	(k)	Second Amendment to Amended and Restated Loan Agreement, dated April 2, 2003, between Lithia Financial Corporation, Lithia Motors, Inc., and Lithia Aircraft, Inc. and U.S. Bank National Association

10.16.3	(n)

Third Amendment to Amended and Restated Loan Agreement dated as of February 6, 2004 between Lithia Financial Corporation, Lithia Motors, Inc. and Lithia Aircraft, Inc. and U.S. Bank National Association.

10.16.4		Fourth Amendment to Amended and Restated Loan Agreement dated December 22, 2004 between Lithia Financial Corporation, Lithia Motors, Inc. and Lithia Aircraft, Inc. and U.S. Bank National Association.

10.17	(j)	Amended and Restated Revolving Loan and Security Agreement dated May 10, 2002 between Toyota Motor Credit Corporation and Lithia Real Estate, Inc.

10.17.1	(l)	Modification No. 1 dated June 16, 2003 to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust.

10.17.2	(o)	Modification No. 2 dated November 1, 2003 to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust.

10.17.3	(o)	Modification No. 3 dated February 20, 2004 to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust.

10.18	(a)	Lease Agreement between CAR LIT, L.L.C. and Lithia Real Estate, Inc. relating to properties in Medford, Oregon.(8)

10.19	(q)	Summary of 2005 Director Compensation Plan

21		Subsidiaries of Lithia Motors, Inc.

23		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1		Risk Factors

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

(m)       Incorporated by reference from the Company’s Form 8-K filed April 28, 2003.

(n)         Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004.

(o)         Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on May 10, 2004.

(p)         Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on August 6, 2004.

(q)         Incorporated by reference from the Company’s Form 8-K filed February 23, 2005.

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

Date: March 15, 2005	LITHIA MOTORS, INC.

	By	/s/ SIDNEY B. DEBOER
Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 2005:

Signature	Title

/s/ SIDNEY B. DEBOER	Chairman of the Board and
Sidney B. DeBoer	Chief Executive Officer
(Principal Executive Officer)

/s/ JEFFREY B. DEBOER	Senior Vice President and Chief Financial Officer
Jeffrey B. DeBoer	(Principal Financial Officer)

/s/ LINDA A. GANIM	Vice President and Chief Accounting Officer
Linda A. Ganim	(Principal Accounting Officer)

/s/ M. L. DICK HEIMANN	Director, President and
M. L. Dick Heimann	Chief Operating Officer

/s/ R. BRADFORD GRAY	Director and Executive Vice President
R. Bradford Gray

/s/ THOMAS BECKER	Director
Thomas Becker

/s/ PHILIP J. ROMERO	Director
Philip J. Romero

/s/ GERALD F. TAYLOR	Director
Gerald F. Taylor

/s/ WILLIAM J. YOUNG	Director
William J. Young

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Lithia Motors, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithia Motors, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 11, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Lithia Motors, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Lithia Motors, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lithia Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Lithia Motors, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Lithia Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

March 11, 2005

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31,
	2004	2003

Assets
Current Assets:
Cash and cash equivalents	$29,264	$74,408
Contracts in transit	42,913	44,709
Trade receivables, net of allowance for doubtful accounts of $436 and $462	41,576	42,407
Inventories, net	536,653	445,281
Vehicles leased to others, current portion	5,494	5,747
Prepaid expenses and other	6,840	3,392
Assets held for sale	135	20,408
Deferred income taxes	—	585
Total Current Assets	662,875	636,937

Land and buildings, net of accumulated depreciation of $8,110 and $5,683	226,356	164,676
Equipment and other, net of accumulated depreciation of $25,922 and $18,315	73,275	62,637
Goodwill	244,532	207,027
Other intangible assets, net of accumulated amortization of $63 and $39	44,649	28,946
Other non-current assets	5,217	2,559
Total Assets	$1,256,904	$1,102,782

Liabilities and Stockholders’ Equity
Current Liabilities:
Flooring notes payable	$450,859	$378,961
Current maturities of long-term debt	6,565	14,299
Trade payables	26,821	24,402
Accrued liabilities	52,043	46,164
Liabilities held for sale	—	13,045
Deferred income taxes	410	—
Total Current Liabilities	536,698	476,871

Used vehicle flooring facility	—	56,267
Real estate debt, less current maturities	139,702	80,159
Other long-term debt, less current maturities	127,608	98,308
Other long-term liabilities	10,611	8,110
Deferred income taxes	36,339	24,141
Total Liabilities	850,958	743,856

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,142 and 14,693	215,333	208,187
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	1,811	1,231
Accumulated other comprehensive income (loss)	789	(1,468)
Retained earnings	187,545	150,508
Total Stockholders’ Equity	405,946	358,926
Total Liabilities and Stockholders’ Equity	$1,256,904	$1,102,782

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002
Revenues:
New vehicle	$1,589,613	$1,441,000	$1,218,364
Used vehicle	755,822	725,547	715,760
Finance and insurance	101,374	89,982	77,776
Service, body and parts	290,386	251,316	216,382
Fleet and other	8,592	5,657	43,114
Total revenues	2,745,787	2,513,502	2,271,396
Cost of sales	2,285,851	2,110,393	1,913,704
Gross profit	459,936	403,109	357,692
Selling, general and administrative	349,946	313,289	280,310
Depreciation - buildings	2,847	2,096	2,405
Depreciation and amortization - other	10,296	7,497	4,787
Income from operations	96,847	80,227	70,190
Other income (expense):
Floorplan interest expense	(16,702)	(13,997)	(10,775)
Other interest expense	(9,174)	(6,081)	(5,985)
Other expense, net	(1,520)	(951)	(589)
	(27,396)	(21,029)	(17,349)
Income from continuing operations before income taxes	69,451	59,198	52,841
Income taxes	(26,878)	(23,561)	(20,480)
Income before discontinued operations	42,573	35,637	32,361
Income (loss) from discontinued operations, net of income taxes (benefit) of $62, $(59) and $(29)	98	(90)	(45)
Net income	$42,671	$35,547	$32,316

Basic income per share from continuing operations	$2.27	$1.95	$1.88
Basic income (loss) per share from discontinued operations	0.00	(0.01)	0.00
Basic net income per share	$2.27	$1.94	$1.88

Shares used in basic per share calculations	18,773	18,289	17,233

Diluted income per share from continuing operations	$2.12	$1.92	$1.84
Diluted income per share from discontinued operations	0.01	0.00	0.00
Diluted net income per share	$2.13	$1.92	$1.84

Shares used in diluted per share calculations	20,647	18,546	17,598

See accompanying notes to consolidated financial statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

For the years ended December 31, 2002, 2003 and 2004

(in thousands, except share data)

								Accumulated Other Compre- hensive Income (Loss)

	Series M Preferred Stock		Common Stock				Additional Paid In Capital			Total Stockholders’ Equity
			Class A		Class B				Retained Earnings
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	9,676	$5,806	8,894,107	$113,553	4,039,719	$502	$507	$(2,091)	$85,220	$203,497
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	32,316	32,316
Unrealized gain on investments, net	—	—	—	—	—	—	—	3	—	3
Cash flow hedges:
Net derivative losses, net of tax effect of $1,234	—	—	—	—	—	—	—	(1,948)	—	(1,948)
Reversal of net derivative losses previously recorded due to their recognition in our statement of operations as incremental interest expense, net of tax effect of $(963)	—	—	—	—	—	—	—	1,519	—	1,519
Total comprehensive income										31,890
Issuance of stock in connection with public offering	—	—	4,500,000	77,198	—	—	—	—	—	77,198
Issuance of stock in connection with acquisition	—	—	25,000	475	—	—	—	—	—	475
Issuance of stock in connection with employee stock plans	—	—	352,836	5,067	—	—	—	—	—	5,067
Conversion and redemption of Series M Preferred Stock	(9,676)	(5,806)	249,311	7,250	—	—	(11)	—	—	1,433
Conversion of Class B Common Stock	—	—	277,488	34	(277,488)	(34)	—	—	—	—
Compensation for stock option issuances and tax benefits from option exercises	—	—	—	—	—	—	433	—	—	433
Balance at December 31, 2002	—	—	14,298,742	203,577	3,762,231	468	929	(2,517)	117,536	319,993
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	35,547	35,547
Unrealized gain on investments, net	—	—	—	—	—	—	—	8	—	8
Cash flow hedges:
Net derivative losses, net of tax effect of $833	—	—	—	—	—	—	—	(1,140)	—	(1,140)
Reversal of net derivative losses previously recorded due to their recognition in our statement of operations as incremental interest expense, net of tax effect of $(1,442)	—	—	—	—	—	—	—	2,181	—	2,181
Total comprehensive income										36,596
Issuance of stock in connection with employee stock plans	—	—	413,485	4,825	—	—	—	—	—	4,825
Compensation for stock option issuances and tax benefits from option exercises	—	—	—	—	—	—	302	—	—	302
Dividends paid	—	—	—	—	—	—	—	—	(2,575)	(2,575)
Repurchase of Class A common stock	—	—	(19,400)	(215)	—	—	—	—	—	(215)
Balance at December 31, 2003	—	—	14,692,827	208,187	3,762,231	468	1,231	(1,468)	150,508	358,926
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	42,671	42,671
Cash flow hedges:
Net derivative losses, net of tax effect of $116	—	—	—	—	—	—	—	(254)	—	(254)
Reversal of net derivative losses previously recorded due to their recognition in our statement of operations as incremental interest expense, net of tax effect of $(1,585)	—	—	—	—	—	—	—	2,511	—	2,511
Total comprehen- sive income										44,928
Issuance of stock in connection with employee stock plans	—	—	449,847	7,159	—	—	—	—	—	7,159
Repurchase of Class A common stock	—	—	(600)	(13)	—	—	—	—	—	(13)
Compensation for stock option issuances and tax benefits from option exercises	—	—	—	—	—	—	580	—	—	580
Dividends paid	—	—	—	—	—	—	—	—	(5,634)	(5,634)
Balance at December 31, 2004	—	$—	15,142,074	$215,333	3,762,231	$468	$1,811	$789	$187,545	$405,946

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$42,671	$35,547	$32,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,143	9,593	7,192
Depreciation and amortization from discontinued operations	—	702	621
Compensation expense related to stock issuances	240	185	169
(Gain) loss on sale of assets	889	(586)	77
Loss on sale of vehicles leased to others	125	127	58
Gain on sale of franchise	(883)	(919)	(50)
Deferred income taxes	12,139	10,235	4,963
Equity in (income) loss of affiliate	—	13	(4)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	1,178	(641)	(3,228)
Contracts in transit	1,796	(3,080)	1,626
Inventories	(23,601)	38,466	(107,126)
Prepaid expenses and other	(1,480)	2,794	(1,126)
Other non-current assets	(509)	552	1,421
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	17,881	(12,390)	106,583
Trade payables	2,266	4,785	2,032
Accrued liabilities	7,299	6,586	2,539
Other long-term liabilities and deferred revenue	2,393	(3,397)	835
Net cash provided by operating activities	75,547	88,572	48,898

Cash flows from investing activities:
Principal payments received on notes receivable	585	—	—
Capital expenditures:
Non-financeable	(13,156)	(10,678)	(5,691)
Financeable	(40,931)	(32,448)	(32,792)
Proceeds from sale of assets	2,124	441	1,672
Proceeds from sale of vehicles leased to others	1,552	920	2,219
Expenditures for vehicles leased to others	(7,733)	(6,650)	(7,372)
Cash paid for other investments	—	—	(384)
Cash paid for acquisitions, net of cash acquired	(79,395)	(63,799)	(81,698)
Proceeds from sale of franchises	8,756	3,542	535
Distribution from affiliate	—	33	—
Net cash used in investing activities	(128,198)	(108,639)	(123,511)

Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	(120,332)	58,317	(28,000)
Principal payments on long-term debt and capital leases	(13,326)	(4,631)	(11,223)
Proceeds from issuance of long-term debt	142,279	22,845	33,055
Debt issuance costs	(2,550)	—	—
Repurchase of common stock	(13)	(215)	—
Redemption of Series M Preferred Stock	—	—	(4,366)
Proceeds from issuance of common stock	7,083	4,802	82,265
Dividends paid	(5,634)	(2,575)	—
Net cash provided by financing activities	7,507	78,543	71,731

Increase (decrease) in cash and cash equivalents	(45,144)	58,476	(2,882)

Cash and cash equivalents at beginning of period	74,408	15,932	18,814
Cash and cash equivalents at end of period	$29,264	$74,408	$15,932

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$25,499	$20,733	$17,395
Cash paid during the period for income taxes	18,775	9,596	16,541

Supplemental schedule of noncash investing and financing activities:
Stock issued in connection with acquisitions	$—	$—	$475
Debt issued in connection with acquisitions	12,000	324	3,314
Flooring debt assumed in connection with acquisitions	51,884	45,884	49,225
Acquisition of capital lease	540	—	—
Assets acquired with debt	3,680	—	—
Assets acquired through real estate exchange	—	1,987	—
Debt extinguished through refinancing	—	12,350	4,360

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003 and 2002

(1)           Summary of Significant Accounting Policies

Organization and Business

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of December 31, 2004, we offered 25 brands of new vehicles through 174 franchises in 86 stores in the Western United States and over the Internet.  As of December 31, 2004, we operated 16 stores in Oregon, 11 in California, 11 in Washington, 9 in Texas, 7 in Idaho, 7 in Colorado, 7 in Alaska, 6 in Nevada, 6 in Montana, 2 in South Dakota, 2 in Nebraska, 1 in Oklahoma and 1 in New Mexico. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

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

Assets and Liabilities Held for Sale

Assets held for sale of $135,000 at December 31, 2004 relate to a building held for sale. At December 31, 2003, we had $20.4 million of assets classified as assets held for sale related to one store that was sold during 2004. The assets primarily included inventory and property, plant and equipment.  Liabilities held for sale at December 31, 2003 included flooring notes payable at contract value related to the store held for sale.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are being depreciated over their estimated useful lives, principally on the straight-line basis.  The range of estimated useful lives is as follows:

Buildings and improvements	40 years
Service equipment	5 to 10 years
Furniture, signs and fixtures	5 to 10 years

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant renewals and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant renewals and betterments is capitalized. Capitalized interest then becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated.  Capitalized interest totaled $480,000, $260,000 and $295,000, respectively, in 2004, 2003 and 2002.

When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is credited or charged to income.

Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability.  Amortization of capitalized leased assets is computed on a straight-line basis over the term of the lease, unless the lease transfers title or it contains a bargain purchase option, at which time, it is amortized over the useful life, and is included in depreciation expense.  The payments on the lease liability are amortized over the term of the lease.

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

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess purchase price over fair value of net assets acquired, which is not allocable to separately identifiable intangible assets. Other identifiable intangible assets represent the franchise value of stores acquired since July 1, 2001 and non-compete agreements.  Except for our non-compete agreements, all of our other identifiable intangible assets have indefinite useful lives.

We determined that our franchise agreements have indefinite useful lives based on the following:

•                  Certain of our franchise agreements continue indefinitely by their terms;

•                  Certain of our franchise agreements have limited terms, but are routinely renewed without substantial cost to us;

•                  In the established retail automotive franchise industry, we are not aware of manufacturers terminating franchise agreements against the wishes of the franchise owners and we have never had a franchise agreement terminated against our wishes.  A manufacturer may pressure a franchise owner to sell a franchise when they are in breach of the franchise agreement over an extended period of time. The franchise owner is typically able to sell the franchise for market value.

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

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other identifiable intangible assets with indefinite useful lives are not amortized, but tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142.  The impairment test is a two step process.  The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill and other identifiable intangible assets.  If the fair value of the reporting unit exceeds the carrying amount, goodwill and other identifiable intangible assets are not impaired and the second step is not necessary.  If the carrying value exceeds the fair value, the second step includes determining the implied fair value through further market research.  The implied fair value of goodwill and other identifiable intangible assets is then compared with the carrying amount to determine if an impairment loss is recorded.

We tested our goodwill and other identifiable intangible assets for impairment utilizing the discounted cash flows method in accordance with the provisions of SFAS No. 142 as of December 31, 2004 and determined that no impairment losses were required to be recognized.  Growth rates utilized in the calculation were derived from the U.S. Census Bureau on population growth and the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data.  The discount rate applied to the future cash flows was derived from a Capital Asset Pricing Model, which factors in an equity risk premium and a risk free rate.

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

Advertising

We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Advertising expense, net of manufacturer cooperative advertising credits of $6.5 million, $6.1 million and $8.2 million, was $18.3 million, $20.1 million and $16.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

We are aware of limited contamination at certain of our current and former facilities, and are in the process of conducting investigations and/or remediation at some of these properties. Based on our current information, we do not believe that any costs or liabilities relating to such contamination, other environmental matters or compliance with environmental regulations will have a material adverse effect on our cash flows, results of operations or financial condition. There can be no assurances, however, that additional environmental matters will not arise or that new conditions or facts will not develop in the future at our current or formerly owned or operated facilities, or at sites that we may acquire in the future, that will result in a material adverse effect on our cash flows, results of operations or financial condition.

Income Taxes

Income taxes are accounted for under the asset and liability method as prescribed by SFAS No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Computation of Per Share Amounts

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts).

Year Ended December 31,	2004			2003			2002
Basic EPS	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Income from continuing operations available to common stockholders	$42,573	18,773	$2.27	$35,637	18,289	$1.95	$32,361	17,233	$1.88
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	1,231	1,485	(0.10)	—	—	—	—	—	—
Stock options	—	389	(0.05)	—	257	(0.03)	—	365	(0.04)
Diluted EPS
Income from continuing operations available to common stockholders	$43,804	20,647	$2.12	$35,637	18,546	$1.92	$32,361	17,598	$1.84

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		324			342			—

In October 2004, the Financial Accounting Standards Board (“FASB”) ratified a consensus position of the Emerging Issues Task Force, EITF 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share,” which requires the inclusion of the 2,255,314 shares issuable pursuant to our convertible debt, which was issued in the second quarter of 2004.  The guidance also required that net income be increased for the related interest expense, net of taxes.

Concentrations of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base.  Receivables from all manufacturers accounted for 22.1% and 22.4%, respectively, of total accounts receivable at December 31, 2004 and 2003. Included in the 22.1% is one manufacturer who accounted for 10.1% of the total accounts receivable balance at December 31, 2004. Included in the 22.4% is one manufacturer who accounted for 10.4% of the total accounts receivable balance at December 31, 2003.

In addition, in 2004, 2003 and 2002, 36.8%, 35.6% and 31.8%, respectively, of our total revenue was derived from vehicles from two manufacturers.

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

We have variable rate floor plan notes payable and other credit line borrowings that subject us to market risk exposure.  At December 31, 2004 we had $491.5 million outstanding under such facilities at interest rates ranging from 4.05% to 5.15% per annum, $450.8 million of which was outstanding under our floorplan facilities.  An increase or decrease in the interest rates would affect interest expense for the period accordingly.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  If we refinance at current market rates, we would pay an additional $4.2 million in interest expense over the remaining lives, which is represented in the table below as the difference between book value and fair value at December 31, 2004. The interest rate changes affect the fair market value but do not impact earnings or cash flows.  We monitor our fixed rate debt regularly, refinancing debt that is at an above market rate. The book value of our fixed rate debt and the fair value, based open market trades or on discounted cash flows, was as follows at December 31, 2004 and 2003 (in thousands):

December 31,	2004	2003
Book value of fixed rate debt	$178,282	$52,978
Fair value of fixed rate debt	$173,997	$52,183

Lithia also subjects itself to credit risk and market risk by entering into interest rate swaps.  See below and also Note 8.  We minimize the credit or repayment risk on our derivative instruments by entering into transactions with high quality institutions, whose credit rating is higher than Aa.

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

We account for our derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities” (collectively, “the Standards”). The Standards require that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  See also Note 8.

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

Revenue from parts and service is recognized upon delivery of the parts or service to the customer.

Finance fees earned for notes placed with financial institutions in connection with customer vehicle financing are recognized, net of estimated charge-backs, as finance and insurance revenue upon acceptance of the credit by the financial institution.

Insurance income from third party insurance companies for commissions earned on credit life, accident and disability insurance policies sold in connection with the sale of a vehicle are recognized, net of anticipated cancellations, as finance and insurance revenue upon execution of the insurance contract.

Commissions from third party service contracts are recognized, net of anticipated cancellations, as finance and insurance revenue upon sale of the contracts.

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

Debt Issuance Costs and Loan Origination Fees

Debt issuance costs and loan origination fees paid, including incremental direct costs of completed loan agreements, are deferred and amortized over the life of the debt to which it relates and are shown as an increase to the related interest expense.

Warranty

We offer a 60-day limited warranty on the sale of retail used vehicles.  We estimate our warranty liability based on the number of vehicles sold and an estimated claim cost per vehicle based on past experience.  Each year, we analyze the warranty charges related to our used vehicle sales and update our per used vehicle warranty estimate. The estimated warranty is added to cost of sales upon sale of the related vehicle.  At December 31, 2004 and 2003, accrued warranty totaled $198,000 and $220,000, respectively, and is included in other current liabilities on the consolidated balance sheet.  A roll-forward of our warranty liability for the years ended December 31, 2004, 2003 and 2002 is as follows (in thousands):

Year Ended December 31,	2004	2003	2002
Balance, beginning of period	$220	$525	$456
Warranties issued	2,574	2,935	2,827
Reductions for warranty payments made	(2,562)	(2,918)	(2,758)
Adjustments and changes in estimates	(34)	(322)	—
Balance, end of period	$198	$220	$525

Comprehensive Income

Comprehensive income includes the unrealized gain or loss on investments and the fair value of cash flow hedging instruments that are reflected in stockholders’ equity, net of tax, instead of net income.

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

Stock-Based Compensation

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”   Pursuant to SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net income and net income per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands):

Year Ended December 31,	2004	2003(1)	2002(1)
Net income, as reported	$42,671	$35,547	$32,316
Add — Stock-based employee compensation expense included in reported net income, net of related tax effects	101	99	103
Deduct-total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,266)	(3,128)	(2,318)
Net income, pro forma	$39,506	$32,518	$30,101
Basic net income per share:
As reported	$2.27	$1.94	$1.88
Pro forma	$2.10	$1.78	$1.75
Diluted net income per share:
As reported	$2.13	$1.92	$1.84
Pro forma	$1.99	$1.77	$1.74

(1)          2003 and 2002 have been restated to reflect adjustments made pursuant to EITF 97-1 “Accounting under Statement 123 for Certain Employee Stock Purchase Plans with a Look-Back Option,” for updated forfeiture estimates and the appropriate tax effect on the option expense.  The impact on pro forma diluted EPS was a decrease of $0.04 and $0.02 in 2003 and 2002, respectively.

See Note 19 for a discussion of SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.

We used the Black-Scholes option pricing model and the following weighted average assumptions in calculating the value of all options granted during the periods presented:

Year Ended December 31,	2004	2003	2002
Employee Stock Purchase Plan
Risk-free interest rates	0.93% - 1.71%	0.89% - 1.22%	1.59% - 1.76%
Dividend yield	0.99% - 1.45%	0.00% - 1.27%	n/a
Expected lives	3 months	3 months	3 months
Volatility	28.11% - 47.31%	42.59% - 50.14%%	42.59% - 51.80%

Option Plans
Risk-free interest rates	2.80%	2.50% - 3.00%	4.00%
Dividend yield	1.04%	n/a	n/a
Expected lives	5.4 years	7.7 - 8.0 years	8.0 years
Volatility	43.32%	46.24% - 46.79%	46.80%

Using the Black-Scholes methodology, the weighted average fair value of options granted during 2004, 2003 and 2002, before estimated forfeitures, was $8.55, $3.84 and $7.54 per share, respectively.  The fair value would be amortized on a pro forma basis over the vesting period of the options, typically four to five years for options granted from the 2001 Plan and three months for options granted from the Purchase Plan.

Segment Reporting

Based upon definitions contained within SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we operate in one segment, automotive retailing.

Reclassifications

                Certain amounts in the prior year financial statements have been reclassified to conform with the current year presentation. In prior years, we included cash flows from notes receivable issued and principal payments received on notes receivable as investing activities.  Based on recent guidance regarding the sale of goods and services to customers, we now show such cash flows as a component of the change in trade and installment contracts receivable, net and other non-current assets in the operating activities section of our cash flow statement.

(2)           Discontinued Operations

During 2003, we decided to sell certain stores and related franchises. We recognized a net gain on the sale of one of our stores classified as discontinued operations totaling $374,000, net of tax, in 2003, which is netted with loss from discontinued operations on our consolidated statement of operations.  During the third quarter of 2004, we disposed of one of the franchises included with the store we had held for sale, which resulted in a gain of $212,000, net of tax.  In the fourth quarter of 2004, we disposed of the remaining franchise, which resulted in a loss of $20,000, net of tax. In addition, in 2004, we recognized losses from operations of the discontinued operations of $88,000 and a $6,000 loss from discontinued operations that were disposed of in 2003. At December 31, 2004, we did not have any assets held for sale related to discontinued operations.

We continually monitor the performance of each of our stores and make determinations to sell based on return on capital criteria.

Interest expense is allocated to stores classified in discontinued operations for actual flooring interest expense directly related to the new vehicles in the store.  Interest expense related to the used vehicle line of credit is allocated based on total used vehicle inventory of the store, and interest expense related to the equipment line of credit is allocated based on the amount of fixed assets.

(3)           Trade Receivables

                Trade receivables consisted of the following (in thousands):

December 31,	2004	2003
Trade receivables	$12,197	$12,052
Vehicle receivables	9,971	9,999
Manufacturer receivables	18,694	19,520
Other	1,150	1,298
	42,012	42,869
Less: Allowances	(436)	(462)
Total receivables, net	$41,576	$42,407

                Vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the customer.

(4)           Inventories and Related Notes Payable

The new and used vehicle inventory, collateralizing related notes payable, and other inventory were as follows (in thousands):

December 31,	2004		2003
	Inventory Cost	Notes Payable	Inventory Cost	Notes Payable
New and program vehicles	$427,134	$450,859	$355,937	$378,961
Used vehicles	84,739	—	68,747	56,267
Parts and accessories	24,780	—	20,597	—
Total inventories	$536,653	$450,859	$445,281	$435,228

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

At December 31, 2004 and 2003, used vehicles and parts and accessories inventory were pledged to collateralize our used vehicle and working capital credit facility.

(5)           Property, Plant and Equipment

                Property, plant and equipment consisted of the following (in thousands):

December 31,	2004	2003
Buildings and improvements	$129,687	$93,455
Service equipment	25,373	19,856
Furniture, signs and fixtures	70,804	56,742
	225,864	170,053
Less accumulated depreciation — buildings	(8,110)	(5,683)
Less accumulated depreciation — equipment and other	(25,922)	(18,315)
	191,832	146,055
Land	95,583	71,592
Construction in progress, buildings	9,196	5,312
Construction in progress, other	3,020	4,354
	$299,631	$227,313

(6)           Goodwill and Other Intangible Assets

The roll forward of goodwill is as follows (in thousands):

Year Ended December 31,	2004	2003
Balance, beginning of year	$207,027	$185,212
Goodwill acquired and post acquisition adjustments	37,505	25,156
Goodwill included in gain or loss on disposal of franchises and discontinued operations	—	(3,341)
Balance, end of year	$244,532	$207,027

At December 31, 2004 and 2003, other intangible assets included the value of franchise agreements and non-compete agreements.  The value attributed to franchise agreements has an indefinite useful life and non-compete agreements are amortized over the life of the agreements, typically 3 to 5 years.  The gross amount of other intangible assets and the related accumulated amortization for non-compete agreements were as follows (in thousands):

December 31,	2004	2003
Franchise value	$44,602	$28,875

Non-compete agreements	110	110
Accumulated amortization	(63)	(39)
Net non-compete agreements	47	71
Total other intangible assets, net	$44,649	$28,946

Amortization expense related to the non-compete agreements totaled $24,000, $21,000 and $18,000, respectively, for the years ended December 31, 2004, 2003 and 2002.  Amortization of non-compete agreements is as follows over the next five years (in thousands):

2005	$23
2006	22
2007	2
2008	—
2009	—

(7)           Trade Payables

                Trade payables consisted of the following (in thousands):

December 31,	2004	2003
Trade payables	$10,001	$10,200
Lein payables	8,192	8,378
Manufacturer payables	4,651	3,312
Other	3,977	2,512
Total trade payables	$26,821	$24,402

                Lein payables represent amounts owed to financial institutions for customer vehicle trade-ins.

(8)           Derivative Financial Instruments

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

                As of December 31, 2004, we have outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•                  effective September 1, 2000 — a five year, $25 million interest rate swap at a fixed rate of 6.88% per annum, variable rate adjusted on the 1st and 16th of each month

•                  effective January 26, 2003 — a five year, $25 million interest rate swap at a fixed rate of 3.265% per annum, variable rate adjusted on the 26th of each month

•                  effective February 18, 2003 — a five year, $25 million interest rate swap at a fixed rate of 3.30% per annum, variable rate adjusted on the 1st and 16th of each month

•                  effective November 18, 2003 — a five year, $25 million interest rate swap at a fixed rate of 3.65% per annum, variable rate adjusted on the 1st and 16th of each month

•                  effective November 26, 2003 — a five year, $25 million interest rate swap at a fixed rate of 3.63% per annum, variable rate adjusted on the 26th of each month

•                  effective March 9, 2004 — a five year, $25 million interest rate swap at a fixed rate of 3.25% per annum, variable rate adjusted on the 1st and 16th of each month;

•                  effective March 18, 2004 — a five year, $25 million interest rate swap at a fixed rate of 3.10% per annum, variable rate adjusted on the 1st and 16th of each month.

                We earn interest on all of the interest rate swaps at the one-month LIBOR rate.  The one-month LIBOR rate at December 31, 2004 was 2.4% per annum.

                The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements.  These amounts are recorded as deferred gains or losses in our consolidated balance sheet with the offset recorded in accumulated other comprehensive income, net of tax.  The amount of deferred gains and (losses) at December 31, 2004 were $1.9 million and $(644,000), respectively.  The difference between interest earned and the interest obligation results in a monthly settlement, which is reclassified from accumulated other comprehensive income to the statement of operations as incremental flooring interest expense.  The resulting cash settlement reduces the amount of deferred gains and losses.  Because the critical terms of the interest rate swaps and the underlying debt obligations are the same, there was no ineffectiveness recorded in interest expense.

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

                At current interest rates, we estimate that we will incur additional interest expense, net of tax, of approximately $1.6 million related to our interest rate swaps during 2005.

(9)           Lines of Credit and Long-Term Debt

                Lines of Credit

We have a working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation totaling up to $150 million, which expires May 1, 2007 with an option for the lenders to extend to May 1, 2008, with interest due monthly.  This credit facility is cross-collateralized and secured by cash and cash equivalents, new and used vehicles on a subordinated basis to the extent not specifically financed by other lenders, parts inventories, accounts receivable, intangible assets and equipment. We pledged to DaimlerChrysler Services and Toyota Motor Credit the stock of all of our dealership subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores.

The financial covenants in our agreement with DaimlerChrysler Services and Toyota Motor Credit require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels.   At December 31, 2004, we were in compliance with all of the covenants of this agreement.

Ford Motor Credit, General Motors Acceptance Corporation and Volkswagen Credit have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation serving as the primary lenders for substantially all other brands.  These new vehicle lines are secured by new vehicle inventory of the relevant brands.

We also have a revolving credit real estate line with Toyota Motor Credit totaling $40 million, which expires in May 2005. The advances are secured by the real estate financed under this line of credit.

We have a credit facility with U.S. Bank N.A., which provides for a $50.0 million revolving line of credit for leased vehicles and equipment purchases and expires April 30, 2006. The financial covenants in our agreement with U.S. Bank N.A. require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a minimum total net worth; and (iv) a minimum tangible net worth. At December 31, 2004, we were in compliance with all of the covenants of this agreement.

Interest rates on all of the above facilities ranged from 4.05% to 5.15% at December 31, 2004.  Amounts outstanding on the lines at December 31, 2004 together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at December 31, 2004	Remaining Availability as of December 31, 2004
New and program vehicle lines	$450,859	$	*
Working capital and used vehicle line	—	150,000
Real estate line	—	40,000
Equipment/leased vehicle line	40,686	9,314
	$491,545	$199,314	*

*  There are no formal limits on the new and program vehicle lines with certain lenders.

Senior Subordinated Convertible Notes

In May 2004, we sold $85.0 million of 2.875% senior subordinated convertible notes (the “Notes”) due 2014 through a Rule 144A offering to qualified institutional buyers. We will also pay contingent interest on the notes during any six-month interest period beginning May 1, 2009, in which the trading price of the Notes for a specified period of time equals or exceeds 120% of the principal amount of the Notes.  Net proceeds from this offering were approximately $82.5 million. The Notes are convertible into shares of our Class A common stock at a price of $37.69 per share (or 26.53 shares per $1,000 of Notes) upon the satisfaction of certain conditions and upon the occurrence of certain events as follows:

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

The Notes are redeemable at our option beginning May 6, 2009 at the redemption price of 100% of the principal amount plus any accrued interest.  The holders of the Notes can require us to repurchase all or some of the notes on May 1, 2009 and upon certain events constituting a fundamental change or a termination of trading.  A fundamental change is any transaction or event in which all or substantially all of our common stock is exchanged for, converted into, acquired for, or constitutes solely the right to receive, consideration that is not all, or substantially all, common stock that is listed on, or immediately after the transaction or event, will be listed on, a United States national securities exchange. A termination of trading will have occurred if our common stock is not listed for trading on a national exchange or the NASDAQ stock market.

We filed a registration statement on Form S-3 with the Securities and Exchange Commission on July 26, 2004 covering the resale of the Notes and the common stock issuable upon conversion of the Notes. The registration statement was declared effective by the Securities and Exchange Commission in October 2004.

Summary

Long-term debt consisted of the following (in thousands):

December 31,	2004	2003
Variable Rate Debt:
Equipment and leased vehicle line of credit, expiring April 2006	$40,686	$35,000
Real estate line of credit payable with monthly payments of interest only, expiring May 2005; secured by land and buildings	—	9,018
Working capital and used vehicle flooring line of credit payable with monthly payments of interest only, expiring May 2007	—	117,000
Mortgages payable in monthly installments of $386, including interest between 4.20% and 6.44%, maturing through April 2024; secured by land and buildings	52,382	32,949
Notes payable in monthly installments of $21, including interest between 0.0% and 4.7%, maturing at various dates through 2005; secured by vehicles leased to others	2,194	1,607
Notes payable related to acquisitions, with interest rate of 5.25%, maturing February 2008	331	481
Total Variable Rate Debt	95,593	196,055
Fixed Rate Debt:
2.875% senior subordinated convertible notes, due May 2014 with interest due semi-annually in May and November of each year	85,000	—
Mortgages payable in monthly installments of $622, including interest between 4.00% and 6.96%, maturing fully May 2022; secured by land and buildings	91,298	49,837
Notes payable related to acquisitions, with interest rates between 4.00% and 7.25%, maturing at various dates through May 2009	1,454	3,141
Capital lease obligations, net of interest of $174, with monthly lease payments of $5	530	—
Total Fixed Rate Debt	178,282	52,978
Total Long-Term Debt	273,875	249,033
Less current maturities	(6,565)	(14,299)
	$267,310	$234,734

The schedule of future principal payments on long-term debt after December 31, 2004 is as follows (in thousands):

Year Ending December 31,
2005	$6,565
2006	45,354
2007	12,868
2008	37,363
2009	22,398
Thereafter	149,327
Total principal payments	$273,875

(10)         Stockholders’ Equity

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

All shares of Series M Preferred Stock have been converted or redeemed and, as of December 31, 2002, no shares of Series M Preferred Stock remained outstanding.

(11)         Cost of Sales

                Cost of sales categorized by revenue category from continuing operations is as follows (in thousands):

Year Ended December 31,	2004	2003	2002
New vehicle sales	$1,465,252	$1,330,446	$1,114,885
Used vehicle sales	662,221	642,443	643,713
Finance and insurance	376	276	459
Service, body and parts	150,609	132,653	112,433
Fleet and other	7,393	4,575	42,214
	$2,285,851	$2,110,393	$1,913,704

(12)         Income Taxes

Income tax expense from continuing operations for 2004, 2003 and 2002 was as follows (in thousands):

Year Ended December 31,	2004	2003	2002
Current:
Federal	$13,163	$11,413	$14,033
State	1,990	1,692	1,917
	15,153	13,105	15,950
Deferred:
Federal	10,423	9,406	4,008
State	1,302	1,050	522
	11,725	10,456	4,530
Total	$26,878	$23,561	$20,480

At December 31, 2004, we had prepaid income taxes totaling $2.2 million and at December 31, 2003, we had income taxes payable totaling $1.8 million.

Individually significant components of the deferred tax assets and liabilities are presented below (in thousands):

December 31,	2004	2003
Deferred tax assets:
Allowance and accruals	$3,638	$4,189
Deferred revenue and cancellation reserves	4,801	4,398
Total deferred tax assets	8,439	8,587

Deferred tax liabilities:
Inventories	(5,766)	(5,177)
Interest expense	(1,856)	—
Goodwill	(22,896)	(15,921)
Property and equipment, principally due to differences in depreciation	(14,670)	(11,045)
Total deferred tax liabilities	(45,188)	(32,143)
Total	$(36,749)	$(23,556)

In 2004, 2003 and 2002, income tax benefits attributable to employee stock option transactions of $415,000, $138,000 and $264,000, respectively, were allocated to stockholders’ equity.

The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax expense from continuing operations for 2004, 2003 and 2002 is shown in the following tabulation (in thousands):

Year Ended December 31,	2004	2003	2002
Computed “expected” tax expense	$24,364	$20,719	$18,494
State taxes, net of federal income tax benefit	2,138	1,769	1,580
Other	376	1,073	406
Income tax expense	$26,878	$23,561	$20,480

(13)         401(k) Profit Sharing Plan

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees.  The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $1.3 million, $0.6 million and $0.9 million were recognized for the years ended December 31, 2004, 2003 and 2002, respectively.  Employees may contribute to the plan as they meet certain eligibility requirements.

(14)         Stock Incentive Plans

At our annual shareholders meeting in May 2003, our shareholders approved an amendment to, and restatement of, our 2001 Stock Option Plan in the form of the 2003 Stock Incentive Plan (the “2003 Plan”). As amended in May 2004, the 2003 Plan allows for the granting of up to a total of 2.2 million incentive and nonqualified stock options and shares of restricted stock to our officers, key employees and consultants. We also have options outstanding and exercisable pursuant to their original terms pursuant to prior plans. Options canceled under prior plans do not return to the pool of options to be granted again in the future. All of the option plans are administered by the Compensation Committee of the Board and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control. Options become exercisable over a period of up to ten years from the date of grant and at exercise prices as determined by the Board.  Beginning in 2004, the term of options granted has been reduced to six years.  At December 31, 2004, 2,807,801 shares of Class A common stock were reserved for issuance under the plans, of which 1,379,171 were available for future grant.

Activity under the above plans is as follows (in thousands):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2001	325	1,373	$14.02
Additional shares reserved	600	—	—
Options granted	(433)	433	15.80
Options canceled	52	(173)	17.00
Options exercised	—	(136)	12.00
Balances, December 31, 2002	544	1,497	14.25
Options granted	(16)	16	14.09
Options canceled	133	(151)	16.54
Options exercised	—	(38)	10.09
Balances, December 31, 2003	661	1,324	14.10
Additional shares reserved	1,000	—	—
Options granted	(337)	337	29.14
Options canceled	55	(64)	18.41
Options exercised	—	(168)	9.14
Balances, December 31, 2004	1,379	1,429	$18.04

The following table summarizes stock options outstanding at December 31, 2004:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.00	87,298	5.3	$1.00	16,298	$1.00
10.75	14,000	0.2	10.75	14,000	10.75
10.87 — 12.99	169,064	5.4	11.92	115,664	11.96
14.31 — 16.18	323,616	6.6	15.09	98,601	14.94
16.50 — 18.43	303,723	4.5	16.83	212,886	16.86
19.24 — 20.52	206,600	7.0	19.32	47,600	19.34
29.42	324,329	5.2	29.42	8,000	29.42
$1.00 - $29.42	1,428,630	5.6	$18.04	513,049	$15.14

At December 31, 2003 and 2002, 527,250 and 399,810 shares were exercisable at weighted average exercise prices of $12.99 and $11.88, respectively.

In 1998, the Board of Directors and the stockholders approved the implementation of an Employee Stock Purchase Plan (the “Purchase Plan”), and, as amended in May 2000, 2002, 2003 and 2004, have reserved a total of 1.75 million shares of Class A common stock for issuance thereunder.  The Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board.  Eligible employees are entitled to invest up to 10% of their base pay for the purchase of stock up to $25,000 of fair market value of our Class A common stock annually.  The purchase price for shares purchased under the Purchase Plan is 85% of the lesser of the fair market value at the beginning or end of the purchase period.  A total of 281,357, 375,988 and 217,230 shares of our Class A common stock were issued under the Purchase Plan during 2004, 2003 and 2002, respectively, and 540,496 remained available for issuance at December 31, 2004.

(15)         Dividend Payments

We declared and paid a dividend of $0.07 per share of Class A and Class B common stock for each of the second, third and fourth quarters of 2003 and the first quarter of 2004, totaling approximately $1.3 million each quarter.  In addition, we declared and paid a dividend of $0.08 per share of Class A and Class B common stock for each of the second and third quarters of 2004, totaling approximately $1.5 million per quarter. See also Note 19 for information regarding the declaration of a dividend related to the fourth quarter of 2004.

(16)         Commitments and Contingencies

Leases

We lease certain of our facilities under non-cancelable operating leases. These leases expire at various dates through 2030. Certain lease commitments contain fixed payment increases at predetermined intervals over the life of the lease, while other lease commitments are subject to escalation clauses of an amount equal to the cost of living based on the “Consumer Price Index - U.S. Cities Average - All Items for all Urban Consumers” published by the U.S. Department of Labor.

The minimum lease payments under the operating leases after December 31, 2004 are as follows (in thousands):

Year Ending December 31,
2005	$19,809
2006	18,457
2007	17,360
2008	16,512
2009	13,251
Thereafter	39,404
Total minimum lease payments	124,793
Less: sublease rentals	(4,434)
$120,359

Rental expense for all operating leases was $20.4 million, $19.3 million and $17.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Primarily in connection with dispositions of dealerships, we occasionally assign or sublet our interests in any real property leases associated with such dealerships to the purchaser.  We often retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment of subletting of the lease.  Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. However, we generally have indemnification rights against the assignee or sublessee in the event of non-performance, as well as certain other defenses. We presently have no reason to believe that we will be called upon to perform under any such assigned leases or subleases.  Lease rental payments under assigned or sublet leases for their remaining terms totaled approximately $4.4 million at December 31, 2004.  We may also be called upon to perform other obligations under these leases, such as environmental remediation of the premises or repairs upon termination of the lease.  Although we currently have no reason to believe that we will be called upon to perform any such services, there can be no assurance that any future performance required by us under these leases will not have a material adverse effect on our financial condition or results of operations.

Capital Commitments

We had capital commitments of $14.7 million at December 31, 2004 for the construction of five new facilities, additions to three existing facilities and the remodel of one facility. The new facilities will be for our Chevrolet dealership in Fairbanks, Alaska, our Toyota dealership in Springfield, Oregon, our Chevrolet and Hyundai dealerships in Odessa, Texas and a body shop also in Odessa, Texas.  We have already incurred $11.5 million for these projects and anticipate incurring the remaining $14.7 million in 2005. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

Charge-Backs for Various Contracts

We have recorded a reserve for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer.   At December 31, 2004, this reserve totaled $11.8 million.  Based on past experience, we estimate that the $11.8 million will be paid out as follows:  $6.9 million in 2005; $3.2 million in 2006; $1.2 million in 2007; $0.4 million in 2008; and $0.1 million thereafter.

Litigation

We are party to numerous legal proceedings arising in the normal course of our business.  While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition, or cash flows.

On April 28, 2004, a lawsuit was filed against us in the United States District Court for the District of Oregon:  Robert Allen, et al., vs. Lithia Motors, Inc., et al., Civil Case No. 04-03032-CO.  The complaint seeks money damages from us for alleged federal and state RICO violations, violation of Oregon’s Unlawful Trade Practices Act and fraud, with respect to arranging the financing of vehicles. Each of the 23 Allen plaintiffs seeks stated actual damages ranging from $733 to $20,859, damages for mental distress ranging from $10,000 to $250,000, and punitive damages of $1,500,000. With statutory penalties, the Allen plaintiffs seek actual damages that total less than $250,000, trebled, approximately $3.0 million in mental distress claims and punitive damages of $34.5 million. Management believes that if damages were assessed, most would be covered by insurance. The case is still in its pleading stage and no depositions or document production has yet occurred.  We intend to vigorously defend this matter and management believes that the likelihood of a judgment for the amount of damages sought is remote.

(17)         Related Party Transactions

Mark DeBoer Construction

During 2004, 2003 and 2002, Lithia Real Estate, Inc. paid Mark DeBoer Construction, Inc. $1.6 million, $1.6 million, and $4.3 million, respectively, for remodeling certain of our facilities.  Mark DeBoer is the son of Sidney B. DeBoer, our Chairman and Chief Executive Officer. These amounts included $0.7 million, $0.9 million, and $3.5 million, respectively, paid for subcontractors and materials, $42,000, $102,000 and $183,000, respectively for permits, licenses, travel and various miscellaneous fees, and $880,000, $638,000, and $558,000, respectively, for contractor fees. In 2004 and 2003, we paid more of the subcontractors directly, which reduced the overall payments to Mark DeBoer Construction, Inc.  We believe the amounts paid are fair in comparison with fees negotiated with independent third parties and all significant transactions are reviewed and approved by our independent audit committee.

W. Douglas Moreland

In May 1999, we purchased certain dealerships owned by W. Douglas Moreland for total consideration of approximately $66.0 million, at which time, Mr. Moreland became a member of our Board of Directors.  During the normal course of business, these dealerships paid $1.1 million in 2002 to other companies owned by Mr. Moreland for vehicle purchases, recourse paid to a financial lender and management fees. We also paid rental expense of $2.6 million in 2002 to other companies owned by Mr. Moreland. As of October 31, 2002, Mr. Moreland was no longer a member of our Board of Directors.

(18)         Acquisitions

                The following acquisitions were made in 2004:

•                  In January 2004, we acquired one Chrysler and Jeep store in Reno, Nevada, which had anticipated annual revenues of approximately $55.0 million. The store has been renamed Lithia Chrysler Jeep of Reno.

•                  In March 2004, we acquired one Chevrolet store in Helena, Montana, which had anticipated annual revenues of approximately $40.0 million. The store has been renamed Chevrolet of Helena.

•                  In April 2004, we acquired Tony Chevrolet of Anchorage and Tony Chevrolet of Wasilla, Alaska, which had anticipated combined annual revenues of approximately $125 million.  The stores have been renamed Chevrolet of South Anchorage and Chevrolet of Wasilla, respectively.

•                  In June 2004, we acquired the Saab dealership assets of Pacific Motors Group, Inc.  The Saab franchise purchased with this acquisition was combined with Chevrolet of South Anchorage.

•                  In July 2004, we acquired one Toyota store in Odessa, Texas, which had anticipated annual revenues of approximately $20.0 million. The store has been renamed Lithia Toyota of Odessa.

•                  In September 2004, we acquired a Chrysler Dodge Jeep and a Honda store in Great Falls, Montana, which had anticipated combined annual revenue of approximately $40 million.  The stores have been renamed Lithia Chrysler Dodge Jeep of Great Falls and Honda of Great Falls, respectively.

•                  In October 2004, we acquired a Chrysler and a Jeep franchise in Santa Rosa, California, which had anticipated annual revenue of approximately $10 million. These franchises have been combined with our existing Dodge store in Santa Rosa. The store is now named Lithia Chrysler Dodge Jeep of Santa Rosa.

•                  In October 2004, we acquired a BMW store in Anchorage, Alaska, which had anticipated annual revenue of approximately $15 million. The store is now named BMW of Anchorage.

•                  In November 2004, we acquired a Chrysler Jeep Dodge franchise in Santa Fe, New Mexico, which had anticipated annual revenue of approximately $20 million.  The store is now named Lithia Chrysler Jeep Dodge of Santa Fe.

•                  In November 2004, we acquired a Dodge store in Helena, Montana, which had anticipated annual revenue of approximately $18 million.  The store is now named Lithia Dodge of Helena.

The following acquisitions were made in 2003:

•                  In February 2003, we acquired Richardson Chevrolet in Salinas, California, which had anticipated 2003 annual revenues of approximately $35.0 million. This store has been renamed Chevrolet of Salinas.

•                  In March 2003, we acquired Pacific Hyundai of Anchorage, Alaska, which had anticipated 2003 revenues of approximately $10.0 million.  The store has been renamed Lithia Hyundai of Anchorage.

•                  In March 2003, we acquired Randy Hansen Chevrolet of Twin Falls, Idaho, which had anticipated 2003 annual revenues of approximately $30.0 million.  The store has been renamed Chevrolet Cadillac of Twin Falls.

•                  In April 2003, we acquired Grizzly Chrysler Dodge of Missoula, Montana, which had anticipated 2003 revenues of approximately $25.0 million.  The store has been renamed Lithia Auto Center of Missoula.

•                  In May 2003, we acquired Expressway Dodge of Broken Arrow, Oklahoma, which had anticipated 2003 revenues of approximately $40.0 million.  The store has been renamed Lithia Dodge of Broken Arrow.

•                  In June 2003, we acquired Midland Dodge of Billings, Montana, which had anticipated 2003 revenues of approximately $35.0 million.  The store has been renamed Lithia Dodge of Billings.

•                  In August 2003, we acquired Mercedes Benz of Spokane, Washington, which had anticipated 2003 revenues of approximately $20.0 million.  The store has been renamed Mercedes-Benz of Spokane.

•                  In August 2003, we acquired Santa Rosa Dodge in California, which had anticipated 2003 revenues of approximately $30.0 million.  The store has been renamed Lithia Dodge of Santa Rosa.

•                  In October 2003, we acquired Chevrolet Cadillac of Fairbanks, Alaska, which had anticipated 2003 revenues of approximately $15.0 million.  The store name will remain the same.

•                  In October 2003, we acquired Grapevine Dodge in Grapevine, Texas, which had anticipated 2003 revenues of approximately $70.0 million.  The store has been renamed Lithia Dodge of Grapevine.

•                  In November 2003, we acquired Fairfield Dodge in Fairfield, California, which had anticipated 2003 revenues of approximately $20.0 million.  The store has been renamed Lithia Dodge of Fairfield.

The above acquisitions were all accounted for under the purchase method of accounting.  Pro forma results of operations assuming all of the above acquisitions occurred as of January 1, 2003 are as follows (in thousands, except per share amounts).

Year Ended December 31,	2004	2003
Total revenues	$2,867,586	$2,996,994
Net income	44,930	42,719
Basic earnings per share	2.39	2.34
Diluted earnings per share	2.24	2.30

There are no future contingent payouts related to any of the above acquisitions and no portion of the purchase price was paid with our equity securities.  During 2004, we acquired 12 stores for $91.6 million, which included $38.0 million of goodwill and $15.6 million of other intangible assets.  During 2003, we acquired 11 stores for $63.4 million, which included $24.7 million of goodwill and $8.0 million of other intangible assets.

Within one year from the purchase date, we may update the value allocated to purchased assets and the resulting goodwill balances for information received regarding the valuation of such assets as of the date of acquisition.

(19)         Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123R is effective for interim or annual periods beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in our third quarter of 2005. See Note 1 Summary of Significant Accounting Policies — Stock-Based Compensation above for the pro forma effects of how SFAS No. 123 would have affected results of operations in 2004, 2003 and 2002.  We do not expect the results of SFAS No. 123R to be significantly different than those of applying SFAS No. 123.  SFAS No. 123R will not have any effect on our cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by replacing the exception for exchanges of similar productive assets with an exception for exchanges that do not have commercial substance.  A transaction has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005.  We do not expect the adoption of SFAS No. 153 to have any effect on our financial position, results of operations or cash flow.

In October 2004, the FASB ratified Emerging Issues Task Force (“EITF”) 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.”  Pursuant to EITF 04-8, we are required to include 2,255,314 shares of common stock issuable upon conversion of our outstanding convertible debt in our diluted earnings per share calculations.  Diluted EPS in prior periods in which the convertible debt was outstanding have been restated.  Adoption of this accounting statement change did not affect our net income, cash flows or basic earnings per share.

In December 2003, the FASB issued Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities,” which replaces FIN 46.  FIN 46R clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46R applies to variable interest entities (VIE’s) created after December 31, 2003, and to VIE’s in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2004 to VIE’s in which an enterprise holds a variable interest that it acquired before January 1, 2004. We do not have any VIEs and, therefore, the adoption of FIN 46R in December 2004 did not have any effect on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS No. 149 addresses certain accounting issues related to hedging activity and derivative instruments embedded in other contracts.  In general, the amendments require contracts with comparable characteristics to be accounted for similarly.  In addition, SFAS No. 149 provides guidance as to when a financing component of a derivative must be given special reporting treatment in the statement of cash flows.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The adoption of SFAS No. 149 did not have any effect on our financial position, results of operations or cash flows.

(20)         Subsequent Events

Dividend

In January 2005, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.08 per share for the fourth quarter of 2004.  The dividend, which will total approximately $1.5 million, will be paid on March 14, 2005 to shareholders of record on February 28, 2005.

Acquisitions

In January 2005, we acquired a Chrysler and Jeep franchise in Concord, California.  The franchises were added to our Dodge store in that market.  The store is now named Lithia Chrysler Dodge Jeep of Concord.

In January 2005, we acquired a Chrysler franchise in Eugene, Oregon.  The franchise was added to our Dodge store in that market.  The stores name is now Lithia Chrysler Dodge of Eugene.

In February 2005, we acquired a Chrysler, Dodge and Jeep store in Omaha, Nebraska.  The store has anticipated annualized revenues of $110 million.  The store was renamed Lithia Chrysler Dodge Jeep of Omaha.