Form 10-Q
period 2005-03-31
LITHIA MOTORS INC
filed 2005-05-10
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒          No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	15,437,909
Class B common stock without par value	3,762,231
(Class)	(Outstanding at May 5, 2005)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$19,562	$29,264
Contracts in transit	42,683	42,913
Trade receivables, net of allowance for doubtful accounts of $432 and $436	41,932	41,576
Inventories, net	563,995	536,653
Vehicles leased to others, current portion	5,240	5,494
Prepaid expenses and other	8,832	6,840
Assets held for sale	15,260	135
Total Current Assets	697,504	662,875

Land and buildings, net of accumulated depreciation of $8,819 and $8,110	233,113	226,356
Equipment and other, net of accumulated depreciation of $27,620 and $25,922	75,095	73,275
Goodwill	249,905	244,532
Other intangible assets, net of accumulated amortization of $69 and $63	45,483	44,649
Other non-current assets	4,467	5,217
Total Assets	$1,305,567	$1,256,904

Liabilities and Stockholders’ Equity
Current Liabilities:
Flooring notes payable	$467,929	$450,859
Current maturities of long-term debt	6,589	6,565
Trade payables	26,987	26,821
Accrued liabilities	51,475	52,043
Liabilities held for sale	3,719	—
Deferred income taxes	1,071	410
Total Current Liabilities	557,770	536,698

Real estate debt, less current maturities	147,677	139,702
Other long-term debt, less current maturities	131,820	127,608
Other long-term liabilities	10,380	10,611
Deferred income taxes	38,532	36,339
Total Liabilities	886,179	850,958

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,359 and 15,142	219,545	215,333
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	2,114	1,811
Unearned compensation	(1,579)	—
Accumulated other comprehensive income	2,833	789
Retained earnings	196,007	187,545
Total Stockholders’ Equity	419,388	405,946
Total Liabilities and Stockholders’ Equity	$1,305,567	$1,256,904

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
New vehicle sales	$365,647	$351,405
Used vehicle sales	200,534	187,856
Finance and insurance	25,633	23,227
Service, body and parts	76,027	68,771
Fleet and other	2,964	1,531
Total revenues	670,805	632,790
Cost of sales	551,533	527,302
Gross profit	119,272	105,488
Selling, general and administrative	91,681	84,853
Depreciation - buildings	828	604
Depreciation and amortization - other	2,613	2,296
Income from operations	24,150	17,735
Other income (expense):
Floorplan interest expense	(5,248)	(3,582)
Other interest expense	(2,809)	(1,734)
Other income, net	317	221
	(7,740)	(5,095)
Income from continuing operations before income taxes	16,410	12,640
Income taxes	(6,350)	(4,930)
Income before discontinued operations	10,060	7,710
Loss from discontinued operations, net of income tax benefit of $44 and $148	(70)	(231)
Net income	$9,990	$7,479

Basic income per share from continuing operations	$0.53	$0.41
Basic loss per share from discontinued operations	(0.01)	(0.01)
Basic net income per share	$0.52	$0.40

Shares used in basic per share calculations	19,060	18,626

Diluted income per share from continuing operations	$0.49	$0.40
Diluted loss per share from discontinued operations	(0.01)	(0.01)
Diluted net income per share	$0.48	$0.39

Shares used in diluted per share calculations	21,704	19,111

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$9,990	$7,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,441	2,900
Depreciation and amortization from discontinued operations	47	54
Compensation expense related to stock issuances	75	41
Loss on sale of assets	126	102
Gain on sale of franchise	(36)	(540)
Deferred income taxes	1,827	2,371
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(355)	(299)
Contracts in transit	230	2,168
Inventories	(18,275)	(21,463)
Vehicles leased to others	10	591
Prepaid expenses and other	1,206	(250)
Other non-current assets	767	(6)
Increase (decrease), net of effect of acquisitions:
Flooring notes payable	9,913	15,732
Trade payables	166	702
Accrued liabilities	(299)	2,526
Other long-term liabilities and deferred revenue	(230)	(228)
Net cash provided by operating activities	8,603	11,880

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(7,185)	(2,258)
Financeable	(8,053)	(10,973)
Proceeds from sale of assets	187	227
Cash paid for acquisitions, net of cash acquired	(16,535)	(16,864)
Proceeds from sale of franchises	—	649
Net cash used in investing activities	(31,586)	(29,219)

Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	4,314	(28,000)
Principal payments on long-term debt and capital leases	(1,780)	(3,197)
Proceeds from issuance of long-term debt	9,676	12,626
Proceeds from issuance of common stock	2,599	2,619
Dividends paid	(1,528)	(1,304)
Net cash provided by (used in) financing activities	13,281	(17,256)

Decrease in cash and cash equivalents	(9,702)	(34,595)

Cash and cash equivalents:
Beginning of period	29,264	74,408
End of period	$19,562	$39,813

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$7,322	$5,357
Cash paid during the period for income taxes	72	2,223

Supplemental schedule of noncash investing and financing activities:
Flooring debt assumed in connection with acquisitions	$12,359	$8,620

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein as of March 31, 2005 and for the three-month periods ended March 31, 2005 and 2004 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of December 31, 2004 is derived from our 2004 Annual Report on Form 10-K.  The interim consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are valued at the lower of market value or cost, using the specific identification method for vehicles and parts. The cost of used vehicle inventories includes the cost of any equipment added, reconditioning and transportation (in thousands).

	March 31, 2005	December 31, 2004
New and program vehicles	$452,423	$427,134
Used vehicles	85,986	84,739
Parts and accessories	25,586	24,780
	$563,995	$536,653

Note 3.  Earnings Per Share

Computation of Per Share Amounts

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts).

	2005			2004
Three Months Ended March 31,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$10,060	19,060	$0.53	$7,710	18,626	$0.41
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	468	2,255	(0.03)	—	—	—
Stock options	—	389	(0.01)	—	485	(0.01)
Diluted EPS
Income from continuing operations available to common stockholders	$10,528	21,704	$0.49	$7,710	19,111	$0.40

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		406			380

Note 4.  Comprehensive Income

Comprehensive income includes the change in hedging instruments that are reflected in shareholders’ equity instead of net income and unrealized gains and losses on investments.  The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004
Net income	$9,990	$7,479
Cash flow hedges:
Net derivative gains (losses), net of tax effect of $(1,070) and $1,190, respectively	1,697	(1,909)
Reversal of net derivative losses previously recorded due to their recognition in our statements of operations as incremental interest expense, net of tax effect of $(219) and $(395), respectively	347	618
Total comprehensive income	$12,034	$6,188

Note 5.  Acquisitions

The following acquisitions were made in the first quarter of 2005.  For information on the acquisition made in April 2005, see Note 11 Subsequent Events.

•                  In January 2005, we acquired a Chrysler and Jeep franchise in Concord, California.  The franchises were added to our Dodge store in that market.  The store is now named Lithia Chrysler Jeep Dodge of Concord.

•                  In January 2005, we acquired a Chrysler franchise in Eugene, Oregon.  The franchise was added to our Dodge store in that market.  The stores name is now Lithia Chrysler Dodge of Eugene.

•                  In February 2005, we acquired a Chrysler, Dodge and Jeep store in Omaha, Nebraska.  The store has anticipated annualized revenues of $110 million.  The store was renamed Lithia Chrysler Jeep Dodge of Omaha.

The above acquisitions were accounted for under the purchase method of accounting.  Pro forma results of operations assuming all of the first quarter 2005 and the previously disclosed 2004 acquisitions occurred as of January 1, 2004 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004
Total revenues	$674,284	$723,076
Net income	9,961	8,112
Basic earnings per share	0.52	0.44
Diluted earnings per share	0.46	0.42

There are no future contingent payouts related to any of the above acquisitions and no portion of the purchase price was paid with our equity securities. During the first three months of 2005 we acquired three additional franchises and one new store discussed above for $16.5 million, which included $5.9 million of goodwill and $2.1 million of other intangible assets. Within one year from the purchase date, we may update the value allocated to purchased assets and the resulting goodwill balances based on information received regarding the valuation of such assets.

Note 6.  Dividend Payment

Cash dividends at the rate of $0.08 per common share, which totaled approximately $1.5 million, were paid on March 14, 2005 to shareholders of record on February 28, 2005.

Note 7.  Stock-Based Compensation

We account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”   Pursuant to Statement of Financial Accounting Standards (SFAS) No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net income and net income per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):

Three Months Ended March 31,	2005	2004
Net income, as reported	$9,990	$7,479
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	25	25
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(700)	(689)
Net income, pro forma	$9,315	$6,815
Basic net income per share:
As reported	$0.52	$0.40
Pro forma	$0.49	$0.37
Diluted net income per share:
As reported	$0.48	$0.39
Pro forma	$0.45	$0.36

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three Months Ended March 31,	2005	2004
Employee Stock Purchase Plan
Risk-free interest rates	2.32%	0.95%
Dividend yield	1.23%	1.12%
Expected lives	3 months	3 months
Volatility	28.18%	47.31%

Option Plans
Risk-free interest rates	3.58 - 3.71%	2.80%
Dividend yield	1.16 - 1.20%	1.04%
Expected lives	5.4 years	5.4 years
Volatility	41.92 - 42.04%	43.32%

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  Originally, the FASB had determined that the new rules would be effective for the first interim or annual period beginning after June 15, 2005. However, in April 2005, the Securities and Exchange Commission amended SFAS 123R to be effective for the first annual period beginning after June 15, 2005.  Accordingly, we will adopt SFAS No. 123R in our first quarter of 2006. We do not expect the results of SFAS No. 123R to be significantly different than those of applying SFAS No. 123.  SFAS No. 123R will not have any effect on our cash flows.

Note 8.  Unearned Compensation

Unearned compensation includes the value of restricted stock issued to employees for which vesting provisions have not yet been met.  The unearned compensation will be recognized over the vesting periods of up to five years.

Note 9.  Discontinued Operations

During the first quarter of 2005, we classified one dealership as a discontinued operation.  We had additional discontinued operations during 2004.  Revenue related to discontinued operations was $4.6 million and $18.2 million, respectively, and pre-tax loss was $149,000 and $371,000, respectively, for the three months ended March 31, 2005 and 2004. Our loss from discontinued operations in the first quarter of 2005 and 2004 includes a gain (loss) on disposal of discontinued operations, net of tax, of $22,000 and $(5,000), respectively.  At March 31, 2005, assets held for sale of $15.3 million related to our one dealership classified as a discontinued operation and was comprised primarily of inventory, property, plant and equipment and goodwill.  Liabilities held for sale of $3.7 million at March 31, 2005 was comprised of flooring notes related to the inventory of the discontinued operation. See also Note 11 Subsequent Events.

We continually monitor the performance of each of our stores and make determinations to sell based on return on capital criteria.

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store.  Interest expense related to the used vehicle line of credit is allocated based on total used vehicle inventory of the store, and interest expense related to the equipment line of credit is allocated based on the amount of fixed assets.

Note 10. Reclassifications

During the first quarter of 2005, we reclassified bank fees and bank card charges, net of cash discounts earned, from other income (expense) to selling, general and administrative expense.  The effect on the first quarter of 2004 was to decrease other expense by $558,000 and increase selling, general and administrative by a like amount.

Note 11.  Subsequent Events

Acquisition

In April 2005, we acquired a Chrysler, Dodge store in Eureka, California.  The store has anticipated annualized revenues of $28 million.  The store was renamed Lithia Chrysler Dodge of Eureka.

In May 2005, we acquired a Chrysler, Jeep, Dodge, Dodge Truck store in Butte, Montana.  The store has anticipated annualized revenues of $26 million.  The store was renamed Lithia Chrysler Dodge Jeep of Butte.

Dividend

In April 2005, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.08 per share for the first quarter of 2005.  The dividend, which will total approximately $1.5 million, will be paid on May 20, 2005 to shareholders of record on May 6, 2005.

Sale of Assets Held for Sale

In April 2005, we sold all of our assets and liabilities that were classified as held for sale on our balance sheet at March 31, 2005.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

Some of the statements in this Form 10-Q constitute forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Exhibit 99.1 to our 2004 Annual Report on Form 10-K.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of May 5, 2005, we offered 25 brands of new vehicles through 178 franchises in 88 stores in the Western United States and over the Internet.  As of May 5, 2005, we operated 16 stores in Oregon, 12 in California, 11 in Washington, 9 in Texas, 7 in Idaho, 7 in Colorado, 7 in Alaska, 7 in Montana, 6 in Nevada, 3 in Nebraska, 2 in South Dakota and 1 in New Mexico. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

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

In keeping with this model, we acquired three stores and a total of fourteen franchises from January 1, 2005 through May 5, 2005 with total estimated annual revenues of approximately $178 million.

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

Since the beginning of 2002, the used vehicle market has been negatively impacted by strong competition from the new vehicle market, with heavy manufacturer incentives in the form of cash rebates and low interest financing. In the first quarter of 2005, the used vehicle market showed positive signs as a result of constrained industry supply, which led to improvements in retail pricing and margins.  We have implemented new procedures in the used vehicle business, which have also demonstrated positive results for our used vehicle business:

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

Results of Continuing Operations

Certain revenue, gross margin and gross profit information by product line was as follows:

Three Months Ended March 31, 2005	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	54.5%	8.1%	24.8%
Used vehicle	30.0	13.4	22.6
Finance and insurance(1)	3.8	99.8	21.5
Service, body and parts	11.3	48.5	30.9
Fleet and other	0.4	8.8	0.2

Three Months Ended March 31, 2004	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	55.5%	7.5%	25.0%
Used vehicle	29.7	12.3	21.9
Finance and insurance(1)	3.7	99.3	21.9
Service, body and parts	10.9	47.4	30.9
Fleet and other	0.2	20.1	0.3

(1)  Reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
Lithia Motors, Inc.(1)	2005	2004

Revenues:
New vehicle	54.5%	55.5%
Used vehicle	30.0	29.7
Finance and insurance	3.8	3.7
Service, body and parts	11.3	10.9
Fleet and other	0.4	0.2
Total revenues	100.0%	100.0%
Gross profit	17.8	16.7
Selling, general and administrative expenses	13.7	13.4
Depreciation and amortization	0.5	0.5
Income from operations	3.6	2.8
Floorplan interest expense	0.8	0.6
Other interest expense	0.4	0.3
Other expense, net	—	—
Income from continuing operations before taxes	2.4	2.0
Income tax expense	0.9	0.8
Income from continuing operations	1.5%	1.2%

(1)  The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the first quarter of 2005 compared to the first quarter of 2004:

(Dollars in thousands)	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2005	2004
Revenues:
New vehicle	$365,647	$351,405	$14,242	4.1%
Used vehicle	200,534	187,856	12,678	6.7
Finance and insurance	25,633	23,227	2,406	10.4
Service, body and parts	76,027	68,771	7,256	10.6
Fleet and other	2,964	1,531	1,433	93.6
Total revenues	670,805	632,790	38,015	6.0
Cost of sales	551,533	527,302	24,231	4.6
Gross profit	119,272	105,488	13,784	13.1
Selling, general and administrative	91,681	84,853	6,828	8.0
Depreciation and amortization	3,441	2,900	541	18.7
Income from operations	24,150	17,735	6,415	36.2
Floorplan interest expense	(5,248)	(3,582)	1,666	46.5
Other interest expense	(2,809)	(1,734)	1,075	62.0
Other income, net	317	221	96	43.4
Income from continuing operations before taxes	16,410	12,640	3,770	29.8
Income tax expense	6,350	4,930	1,420	28.8
Income from continuing operations	$10,060	$7,710	$2,350	30.5%

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2005	2004
New units sold	13,065	12,756	309	2.4%
Average selling price per new vehicle	$27,987	$27,548	$439	1.6

Used units sold	16,656	16,665	(9)	(0.1)
Average selling price per used vehicle	$12,040	$11,272	$767	6.8

Finance and insurance sales per retail unit	$1,067	$992	$75	7.6

Revenues

Total revenues increased 6.0% in the first quarter of 2005 compared to the first quarter of 2004 as a result of acquisitions, partially offset by a 4.4% decrease in same-store retail sales.  The decrease in same-store retail sales was due to continued lackluster performance in our economic regions and our focus on margins as a trade-off to volume.  Same-store sales percentage decreases were as follows:

First quarter of 2005 vs. first quarter of 2004
New vehicles	(6.4)%
Used vehicles	(1.9)
Finance and insurance	(1.8)
Service, body and parts	(0.1)
Total retail sales	(4.4)

Same-store sales are calculated by dealership comparing only those months that contain full-month operating data.

Penetration rates for certain products were as follows:

Three Months Ended March 31,	2005	2004
Finance and insurance	79%	75%
Service contracts	43	44
Lifetime oil change and filter	39	36

The improved penetration rates contributed to same-store improvements in gross margin despite the decreases in same-store sales.

Gross Profit

Gross profit increased $13.8 million in the first quarter of 2005 compared to the first quarter of 2004 due to increased total revenues as well as an increase in our overall gross margin. Our gross margins increased in all business lines, particularly in the retail used vehicle and service and parts businesses, as detailed in the table below:

	Three Months Ended March 31,		Lithia Margin Change*
	2005	2004
New vehicle	8.1%	7.5%	60	bp
Retail used vehicle	15.2	14.2	100
Wholesale used vehicle	4.4	3.0	140
Finance and insurance	99.8	99.3	50
Service and parts	48.5	47.4	110
Overall	17.8	16.7	110

* “bp” stands for basis points (one hundred basis points equals one percent).

In the new vehicle business, margins improved as a result of strategic initiatives designed to increase gross profit per vehicle sold.  Retail used vehicle margins improved as a result of a stronger retail environment for used vehicles.  Margins in our wholesale used vehicle business improved due to our continued strategy of holding our own local used vehicle auctions and managing the disposal of our units at larger auctions. The service and parts business has benefited from our focus on service advisor training, which has led to gains in the sale of higher margin service items.  In addition, we have also instituted a number of pricing and cost saving initiatives across the entire service and parts business. Improved penetration rates for our finance and insurance products and our lifetime oil change and filter service also contributed to our gross profit margin increases.

The improved gross margins led to an increase in total same-store gross profit despite a decrease in total same-store sales in the first quarter of 2005 compared to the first quarter of 2004.

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

Selling, general and administrative expense increased $6.8 million in the first quarter of 2005 compared to the first quarter of 2004, but increased only 30 basis points as a percentage of revenue.  The increase in dollars spent is due to increased selling, or variable, expenses related to the increase in revenues and the number of locations. More importantly, SG&A as a percentage of gross profit is an industry standard and better gauge for measuring performance relative to SG&A expense. SG&A as a percentage of gross profit improved by 350 basis points in the first quarter of 2005 compared to the first quarter of 2004.

Depreciation and Amortization

Depreciation and amortization increased $0.5 million in the first quarter of 2005 compared to the first quarter of 2004 due to the addition of property and equipment primarily related to our acquisitions, as well as leasehold improvements to existing facilities.

Income from Operations

Operating margins improved by 80 basis points in the first quarter of 2005 to 3.6% from 2.8% in the first quarter of 2004.  The increase is due to the improved overall gross profit margin as discussed above, partially offset by higher operating expenses as a percentage of revenue.

Floorplan Interest Expense

The $1.7 million increase in floorplan interest expense in the first quarter of 2005 compared to the first quarter of 2004 resulted primarily from a $79 million increase in the average outstanding balances of our floorplan facilities, mainly due to acquisitions, and a $1.6 million increase in expense due to an increase in the average interest rates charged on our floorplan facilities.  These increases were offset in part by a decrease of $446,000 related to our interest rate swaps.

Other Interest Expense

Other interest expense includes interest on our convertible notes, debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes.

Other interest expense increased $1.1 million in the first quarter of 2005 compared to the first quarter of 2004. Changes in the weighted average interest rate on our debt in the first quarter of 2005 compared to the first quarter of 2004 increased other interest expense by approximately $324,000 and changes in the average outstanding balances resulted in an increase of approximately $785,000.  Our average interest rate increased at only about half the pace of market interest rates due to our hedging strategies.  Interest expense related to the $85.0 million of convertible notes that were issued in May 2004 totals approximately $764,000 per quarter, which consists of $611,000 of contractual interest and $153,000 of amortization of debt issuance costs.

Income Tax Expense

Our effective tax rate was 38.7% in the first quarter of 2005 compared to 39.0% in the first quarter of 2004. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue increased in the first quarter of 2005 compared to the first quarter of 2004 as a result of improvements in gross margins being partially offset by increased operating expenses as discussed above.

Discontinued Operations

During the first quarter of 2005, we classified one dealership as a discontinued operation.  Revenue related to discontinued operations was $4.6 million and $18.2 million, respectively, and pre-tax loss was $149,000 and $371,000, respectively, for the three months ended March 31, 2005 and 2004. Our loss from discontinued operations in the first quarter of 2005 and 2004 includes a gain (loss) on disposal of discontinued operations, net of tax, of $22,000 and $(5,000), respectively.  At March 31, 2005, assets held for sale of $15.3 million related to our one dealership classified as a discontinued operation and was comprised primarily of inventory, property, plant and equipment and goodwill.  Liabilities held for sale of $3.7 million at March 31, 2005 was comprised of flooring notes related to the inventory of the discontinued operation.

We continually monitor the performance of each of our stores and make determinations to sell based on return on capital criteria.

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store.  Interest expense related to the used vehicle line of credit is allocated based on total used vehicle inventory of the store, and interest expense related to the equipment line of credit is allocated based on the amount of fixed assets.

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

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity and private debt offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operation will be sufficient to meet our anticipated operating expenses and capital requirements for at least 24 to 36 months from March 31, 2005.

Our inventories increased to $564.0 million at March 31, 2005 from $536.7 million at December 31, 2004 due primarily to acquisitions and our decision to purchase a greater stock of vehicles going into the seasonally strongest selling period of the year.  This was a strategic decision designed to ensure a good allocation of popular models and good inventories at our stores going into the summer selling season in order to take advantage of what we believe will be a strong selling season supported by manufacturer incentives.  As a result, our new and used flooring notes payable increased to $467.9 million at March 31, 2005 from $450.9 million at December 31, 2004.  New vehicles are financed at approximately 100% and used vehicles are financed at approximately 80% of cost. Our days supply of new vehicles decreased by approximately 9 days at March 31, 2005 compared to December 31, 2004. Our days supply of used vehicles increased by approximately 3 days at March 31, 2005 compared to December 31, 2004.  We believe that our new and used vehicle inventories are at appropriate levels at this time.

At March 31, 2005, assets held for sale of $15.3 million related to our one dealership classified as a discontinued operation and was comprised primarily of inventory, property, plant and equipment and goodwill.  Liabilities held for sale of $3.7 million at March 31, 2005 was comprised of flooring notes related to the inventory of the discontinued operation.  This discontinued operation was sold in April 2005.

As a result of the acquisition of three franchises and one store in the first quarter of 2005, our goodwill and other intangibles increased $6.2 million to $295.4 million at March 31, 2005, compared to $289.2 million at December 31, 2004. Cash paid for acquisitions, net of cash received, in the first quarter of 2005 was $16.5 million.

Our Board of Directors declared a dividend on our Class A and Class B common stock of $0.08 per share for the fourth quarter of 2004, which was paid in the first quarter of 2005 and totaled approximately $1.5 million.  Our Board of Directors also declared a dividend on our Class A and Class B common stock of $0.08 per share for the first quarter of 2005, which was paid in the second quarter of 2005 and totaled approximately $1.5 million. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through March 31, 2005, we have purchased a total of 60,216 shares under this program and may continue to do so from time to time in the future as conditions warrant.  However, the recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place.  With the dividend, we are able to offer an immediate and tangible return to our shareholders without reducing our already limited market float, which occurs when we repurchase shares.

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

The financial covenants in our agreement with DaimlerChrysler Services and Toyota Motor Credit require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels.   At March 31, 2005, we were in compliance with all of the covenants of this agreement.

Ford Motor Credit, General Motors Acceptance Corporation and Volkswagen Credit have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation serving as the primary lenders for substantially all other brands.  These new vehicle lines are secured by new vehicle inventory of the relevant brands.

We also have a revolving credit real estate line with Toyota Motor Credit totaling $40 million, which expires in May 2005. The advances are secured by the real estate financed under this line of credit. We do not intend to renew this facility upon its expiration.

We have a credit facility with U.S. Bank N.A., which provides for a $50.0 million revolving line of credit for leased vehicles and equipment purchases and expires April 30, 2006, but will be extended during the second quarter of 2005. The financial covenants in our agreement with U.S. Bank N.A. require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a minimum total net worth; and (iv) a minimum tangible net worth.   At March 31, 2005, we were in compliance with all of the covenants of this agreement.

Interest rates on all of the above facilities ranged from 4.52% to 5.62% at March 31, 2005.  Amounts outstanding on the lines at March 31, 2005, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at March 31, 2005	Remaining Availability as of March 31, 2005
New and program vehicle lines	$467,929	$	*
Working capital and used vehicle line	—	150,000
Real estate line	—	40,000
Equipment/leased vehicle line	45,000	5,000
	$512,929	$195,000

*  There are no formal limits on the new and program vehicle lines with certain lenders.

We also have outstanding $85.0 million of 2.875% senior subordinated convertible notes due 2014. We will also pay contingent interest on the notes during any six-month interest period beginning May 1, 2009, in which the trading price of the notes for a specified period of time equals or exceeds 120% of the principal amount of the notes.  The notes are convertible into shares of our Class A common stock at a price of $37.69 per share upon the satisfaction of certain conditions and upon the occurrence of certain events as follows:

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

We had capital commitments of $8.4 million at March 31, 2005 for the construction of four new facilities, additions to three existing facilities and the remodel of one facility.  The new facilities will be for our Toyota dealership in Springfield, Oregon, our Chevrolet and Hyundai dealerships in Odessa, Texas and a body shop also in Odessa, Texas.  We have already incurred $6.0 million for these projects and anticipate incurring the remaining $8.4 million in 2005. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

Critical Accounting Policies and Use of Estimates

We reaffirm our critical accounting policies and use of estimates as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2004 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2005.

Item 4.  Controls and Procedures

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

PART II - OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the first quarter of 2005:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 to January 31	—	—	60,000	940,000
February 1 to February 28	167	$40.00	60,167	939,833
March 1 to March 31	49	$40.00	60,216	939,784
Total	216	$40.00	60,216	939,784

(1)          In December 1998, in connection with our listing on the NYSE, we issued a single share of our Class A common stock to approximately 1,750 employees in order to meet the NYSE requirements for the minimum number of shareholders of record.  We no longer require these single share shareholders to meet this requirement and have initiated a buyback plan for those single shares at a set price of $40 per share in order to eliminate future mailing and other costs related to these shareholders.  The offer to buy back these shares at $40 per share expired March 28, 2005.

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

Date: May 10, 2005	LITHIA MOTORS, INC.

	By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By	/s/ LINDA A. GANIM
Linda A. Ganim
Vice President and Chief Accounting Officer
(Principal Accounting Officer)