Form 10-Q
period 2005-06-30
LITHIA MOTORS INC
filed 2005-08-09
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒           No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	15,502,096
Class B common stock without par value	3,762,231
(Class)	(Outstanding at August 4, 2005)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(Unaudited)

	June 30,	December 31,
	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$29,842	$29,264
Contracts in transit	54,658	42,913
Trade receivables, net of allowance for doubtful accounts of $508 and $436	51,612	41,576
Inventories, net	659,060	536,653
Vehicles leased to others, current portion	5,492	5,494
Prepaid expenses and other	6,004	6,840
Deferred income taxes	363	—
Assets held for sale	—	135
Total Current Assets	807,031	662,875

Land and buildings, net of accumulated depreciation of $9,703 and $8,110	242,998	226,356
Equipment and other, net of accumulated depreciation of $29,419 and $25,922	76,405	73,275
Goodwill	251,377	244,532
Other intangible assets, net of accumulated amortization of $75 and $63	47,039	44,649
Other non-current assets	4,505	5,217
Total Assets	$1,429,355	$1,256,904

Liabilities and Stockholders’ Equity
Current Liabilities:
Flooring notes payable	$554,994	$450,859
Current maturities of long-term debt	6,449	6,565
Trade payables	29,861	26,821
Accrued liabilities	57,139	52,043
Deferred income taxes	—	410
Total Current Liabilities	648,443	536,698

Used vehicle flooring facility	20,000	—
Real estate debt, less current maturities	143,050	139,702
Other long-term debt, less current maturities	136,717	127,608
Other long-term liabilities	10,900	10,611
Deferred income taxes	38,910	36,339
Total Liabilities	998,020	850,958

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,439 and 15,142	221,187	215,333
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	2,190	1,811
Unearned compensation	(1,346)	—
Accumulated other comprehensive income	1,690	789
Retained earnings	207,146	187,545
Total Stockholders’ Equity	431,335	405,946
Total Liabilities and Stockholders’ Equity	$1,429,355	$1,256,904

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues:
New vehicle sales	$444,777	$397,600	$810,424	$749,005
Used vehicle sales	203,257	182,251	403,791	370,107
Finance and insurance	28,195	24,560	53,828	47,787
Service, body and parts	77,207	71,228	153,234	139,999
Fleet and other	9,001	1,365	11,965	2,896
Total revenues	762,437	677,004	1,433,242	1,309,794
Cost of sales	633,130	561,794	1,184,663	1,089,096
Gross profit	129,307	115,210	248,579	220,698
Selling, general and administrative	95,778	88,409	187,459	173,262
Depreciation - buildings	886	650	1,714	1,254
Depreciation and amortization - other	2,575	2,400	5,188	4,696
Income from operations	30,068	23,751	54,218	41,486
Other income (expense):
Floorplan interest expense	(6,144)	(4,086)	(11,392)	(7,668)
Other interest expense	(3,041)	(2,155)	(5,850)	(3,889)
Other income, net	282	281	599	502
	(8,903)	(5,960)	(16,643)	(11,055)
Income from continuing operations before income taxes	21,165	17,791	37,575	30,431
Income taxes	(8,398)	(6,938)	(14,748)	(11,868)
Income before discontinued operations	12,767	10,853	22,827	18,563
Loss from discontinued operations, net of income tax benefit of $(61), $(8), $(105) and $(156)	(92)	(13)	(162)	(244)
Net income	$12,675	$10,840	$22,665	$18,319

Basic income per share from continuing operations	$0.67	$0.58	$1.20	$0.99
Basic loss per share from discontinued operations	(0.01)	0.00	(0.01)	(0.01)
Basic net income per share	$0.66	$0.58	$1.19	$0.98

Shares used in basic per share calculations	19,142	18,746	19,085	18,686

Diluted income per share from continuing operations	$0.61	$0.54	$1.09	$0.95
Diluted loss per share from discontinued operations	(0.01)	0.00	0.00	(0.01)
Diluted net income per share	$0.60	$0.54	$1.09	$0.94

Shares used in diluted per share calculations	21,749	20,549	21,710	19,828

The accompanying notes are an integral part of these condensed consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$22,665	$18,319
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	6,902	5,950
Depreciation and amortization of discontinued operations	47	107
Compensation expense related to stock issuances	278	150
(Gain) loss on sale of assets	224	190
Gain on sale of franchise	(44)	(569)
Deferred income taxes	1,527	3,785
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(10,020)	(955)
Contracts in transit	(11,745)	4,011
Inventories	(103,841)	(113,609)
Vehicles leased to others	(498)	312
Prepaid expenses and other	1,987	349
Other noncurrent assets	745	372
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	89,267	89,905
Trade payables	3,040	2,256
Accrued liabilities	5,593	4,957
Other long-term liabilities and deferred revenue	49	3,046
Net cash provided by operating activities	6,176	18,576

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(12,769)	(5,061)
Financeable	(13,797)	(19,234)
Proceeds from sale of assets	258	320
Cash paid for acquisitions, net of cash acquired	(26,007)	(52,198)
Proceeds from sales of franchises	6,577	643
Net cash used in investing activities	(45,738)	(75,530)

Cash flows from financing activities:
Net borrowings (repayments) on lines of credit	29,314	(111,018)
Principal payments on long-term debt and capital leases	(3,757)	(9,690)
Proceeds from issuance of long-term debt	13,334	114,317
Debt issuance costs	—	(2,550)
Repurchase of common stock	(9)	—
Proceeds from issuance of common stock	4,322	4,075
Dividends paid	(3,064)	(2,617)
Net cash provided by (used in) financing activities	40,140	(7,483)

Increase (decrease) in cash and cash equivalents	578	(64,437)

Cash and cash equivalents:
Beginning of period	29,264	74,408
End of period	$29,842	$9,971

Supplemental Cash Flow Information:
Cash paid for income taxes	$6,207	$6,642
Cash paid for interest	17,253	11,367

Supplemental Schedule of Non-Cash Transactions:
Debt issued in connection with acquisitions	$—	$12,000
Flooring debt assumed in connection with acquisitions	23,352	36,437

The accompanying notes are an integral part of these condensed consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein as of June 30, 2005 and for the three and six-month periods ended June 30, 2005 and 2004 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of December 31, 2004 is derived from our 2004 Annual Report on Form 10-K.  The interim condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using the specific identification method for vehicles and parts. The cost of used vehicle inventories includes the cost of any equipment added, reconditioning and transportation (in thousands).

	June 30, 2005	December 31, 2004
New and program vehicles	$529,013	$427,134
Used vehicles	103,952	84,739
Parts and accessories	26,095	24,780
	$659,060	$536,653

Note 3. Earnings Per Share

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts).

	2005			2004(1)
Three Months Ended June 30,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$12,767	19,142	$0.67	$10,853	18,746	$0.58
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	459	2,255	(0.04)	293	1,413	(0.03)
Stock options and restricted stock	—	352	(0.02)	—	390	(0.01)
Diluted EPS
Income from continuing operations available to common stockholders	$13,226	21,749	$0.61	$11,146	20,549	$0.54

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		392			333

	2005			2004(1)
Six Months Ended June 30,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$22,827	19,085	$1.20	$18,563	18,686	$0.99
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	927	2,255	(0.08)	293	706	(0.02)
Stock options and restricted stock	—	370	(0.03)	—	436	(0.02)
Diluted EPS
Income from continuing operations available to common stockholders	$23,754	21,710	$1.09	$18,856	19,828	$0.95

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		392			333

(1)          The 2004 amounts have been restated for the effects of applying EITF 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.”

Note 4.  Comprehensive Income

Comprehensive income includes the change in hedging instruments that are reflected in shareholders’ equity instead of net income and unrealized gains and losses on investments.  The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$12,675	$10,840	$22,665	$18,319
Cash flow hedges:
Net derivative gains (losses), net of tax effect of $869, $(2,277), $(201) and $(1,087), respectively	(1,363)	3,560	334	1,651
Reversal of net derivative losses previously recorded due to their recognition in our statements of operations as incremental interest expense, net of tax effect of $(148), $(474), $(367) and $(869), respectively	220	741	567	1,359
Total comprehensive income	$11,532	$15,141	$23,566	$21,329

Note 5.  Acquisitions

The following acquisitions were made in the first six months of 2005.

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

•                  In February 2005, we acquired a Chrysler, Jeep, Dodge, Dodge Truck store in Omaha, Nebraska.  The store has anticipated annualized revenues of $110 million.  The store was renamed Lithia Chrysler Jeep Dodge of Omaha.

•                  In April 2005, we acquired a Chrysler, Dodge, Dodge Truck store in Eureka, California.  The store has anticipated annualized revenues of $28 million.  The store was renamed Lithia Chrysler Dodge of Eureka.

•                  In May 2005, we acquired a Chrysler, Jeep, Dodge, Dodge Truck store in Butte, Montana.  The store has anticipated annualized revenues of $26 million.  The store was renamed Lithia Chrysler Dodge Jeep of Butte.

The above acquisitions were accounted for under the purchase method of accounting.  Pro forma results of operations assuming all of the 2005 and the previously disclosed 2004 acquisitions occurred as of January 1, 2004 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenues	$765,788	$759,242	$1,451,835	$1,494,960
Net income	12,709	12,017	22,732	20,210
Basic earnings per share	0.66	0.64	1.19	1.08
Diluted earnings per share	0.61	0.60	1.09	1.03

There are no future contingent payouts related to any of the above acquisitions and no portion of the purchase price was paid with our equity securities. During the first six months of 2005 we acquired the fourteen franchises and three stores discussed above for $26.0 million, which included $10.0 million of goodwill and $3.7 million of other intangible assets. Within one year from the purchase date, we may update the value allocated to purchased assets and the resulting goodwill balances based on pending information received regarding the valuation of such assets.

Note 6.  Dividend Payments

Cash dividends at the rate of $0.08 per common share, which totaled approximately $1.5 million, were paid on March 14, 2005 related to the fourth quarter of 2004 and on May 20, 2005 related to the first quarter of 2005.

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

Three Months Ended June 30,	2005	2004
Net income, as reported	$12,675	$10,840
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	25	25
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(683)	(900)
Net income, pro forma	$12,017	$9,965
Basic net income per share:
As reported	$0.66	$0.58
Pro forma	$0.63	$0.53
Diluted net income per share:
As reported	$0.60	$0.54
Pro forma	$0.57	$0.50

Six Months Ended June 30,	2005	2004
Net income, as reported	$22,665	$18,319
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	49	50
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,383)	(1,589)
Net income, pro forma	$21,331	$16,780
Basic net income per share:
As reported	$1.19	$0.98
Pro forma	$1.12	$0.90
Diluted net income per share:
As reported	$1.09	$0.94
Pro forma	$1.02	$0.87

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Six Months Ended June 30,	2005	2004
Employee Stock Purchase Plan
Risk-free interest rates	2.32%	0.93% - 0.95%
Dividend yield	1.23%	0.99% - 1.12%
Expected lives	3 months	3 months
Volatility	28.18%	33.85% - 47.31%

Option Plans
Risk-free interest rates	3.58% - 3.71%	2.80%
Dividend yield	1.16% - 1.20%	1.04%
Expected lives	5.4 years	5.4 years
Volatility	41.92% - 42.04%	43.32%

During the second quarter of 2005, we modified our employee stock purchase plan to eliminate the look-back feature and, accordingly, the fair value of such grants is equal to the 15% purchase discount on the date of grant.

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

Note 9.  Discontinued Operations

During the first six months of 2005, we classified one dealership as a discontinued operation.  We had additional discontinued operations during 2004.  As of June 30, 2005, the amount of goodwill and other intangible assets disposed of related to the 2005 discontinued operation was $4.4 million.  Certain other financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$1,441	$17,371	$6,019	$35,562
Pre-tax income (loss)	(153)	(17)	(303)	(388)
Gain (loss) on disposal of discontinued operations	—	(4)	36	(12)

We continually monitor the performance of each of our stores and make determinations to sell based primarily on return on capital criteria.

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

Note 10. Reclassifications

During the first quarter of 2005, we reclassified bank fees and bank card charges, net of cash discounts earned, from other income (expense) to selling, general and administrative expense.  The effect on the three and six months ended June 30, 2004 was to decrease other expense by $637,000 and $1.2 million, respectively, and increase selling, general and administrative by like amounts.

Note 11.  Subsequent Event

Dividend

In July 2005, our Board of Directors approved a 50% increase in the dividend on our Class A and Class B common stock to $0.12 per share.  The dividend, which will total approximately $2.3 million, will be paid on August 19, 2005 to shareholders of record on August 5, 2005.

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

Some of the important factors that could cause actual results to differ from our expectations are discussed in Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of August 5, 2005, we offered 25 brands of new vehicles through 176 franchises in 88 stores in the Western United States and over the Internet.  As of August 5, 2005, we operated 16 stores in Oregon, 12 in California, 11 in Washington, 9 in Texas, 7 in Idaho, 7 in Colorado, 7 in Alaska, 7 in Montana, 6 in Nevada, 3 in Nebraska, 2 in South Dakota and 1 in New Mexico. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

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

In keeping with this model, we acquired a total of three stores and fourteen additional franchises from January 1, 2005 through August 5, 2005 with total estimated annual revenues of approximately $200 million.

Historically, new vehicle sales have accounted for over half of our total revenues but less than one-third of total gross profit.  We use a volume-based strategy for new vehicle sales that was initiated in 2002. This strategy complements the goal of most auto manufacturers, which have continued to offer a high level of cash or other incentives to automotive customers.

For the remainder of 2005, we expect that manufacturers will continue to offer incentives on new vehicle sales through a combination of employee pricing, rebates, low interest rate loans to consumers or repricing strategies.

Since the beginning of 2002, the used vehicle market has been negatively impacted by strong competition from the new vehicle market, with heavy manufacturer incentives in the form of cash rebates and low interest financing. In the first quarter of 2005, the used vehicle market showed positive signs as a result of constrained industry supply, which led to improvements in retail pricing and margins.  In the second quarter of 2005, we experienced an increase in trade-ins of quality used vehicles in connection with the General Motors “employee pricing” program.  We have implemented new procedures in the used vehicle business, which have also demonstrated positive results for our used vehicle business:

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

Results of Continuing Operations

Certain revenue, gross margin and gross profit information by product line was as follows:

Three Months Ended June 30, 2005	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.3%	7.9%	27.1%
Used vehicle(1)	26.7	13.7	21.4
Finance and insurance(2)	3.7	99.8	21.8
Service, body and parts	10.1	49.2	29.4
Fleet and other.	1.2	4.4	0.3

Three Months Ended June 30, 2004	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.7%	8.1%	27.9%
Used vehicle(1)	27.0	12.9	20.5
Finance and insurance(2)	3.6	99.6	21.2
Service, body and parts	10.5	48.7	30.1
Fleet and other.	0.2	22.7	0.3

Six Months Ended June 30, 2005	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	56.5%	8.0%	26.0%
Used vehicle(1)	28.2	13.5	22.0
Finance and insurance(2)	3.8	99.8	21.6
Service, body and parts	10.7	48.9	30.1
Fleet and other.	0.8	5.5	0.3

Six Months Ended June 30, 2004	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	57.2%	7.8%	26.5%
Used vehicle(1)	28.3	12.6	21.2
Finance and insurance(2)	3.6	99.5	21.5
Service, body and parts	10.7	48.1	30.5
Fleet and other.	0.2	21.3	0.3

(1)          Includes retail and wholesale used vehicles.

(2)          Reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

Lithia Motors, Inc. (1)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
New vehicle	58.3%	58.7%	56.5%	57.2%
Used vehicle	26.7	27.0	28.2	28.3
Finance and insurance	3.7	3.6	3.8	3.6
Service, body and parts	10.1	10.5	10.7	10.7
Fleet and other	1.2	0.2	0.8	0.2
Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	17.0	17.0	17.3	16.8
Selling, general and administrative expenses	12.6	13.1	13.1	13.2
Depreciation and amortization	0.4	0.5	0.5	0.5
Income from operations	3.9	3.5	3.8	3.2
Floorplan interest expense	0.8	0.6	0.8	0.6
Other interest expense	0.4	0.3	0.4	0.3
Other income, net	0.0	0.0	0.0	0.0
Income from continuing operations before taxes	2.8	2.6	2.6	2.3
Income tax expense	1.1	1.0	1.0	0.9
Income from continuing operations	1.7%	1.6%	1.6%	1.4%

(1) The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the three and six month periods ended June 30, 2005 compared to the three and six month periods ended June 30, 2004:

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2005	2004	(Decrease)	(Decrease)
Revenues:
New vehicle sales	$444,777	$397,600	$47,177	11.9%
Used vehicle sales	203,257	182,251	21,006	11.5
Finance and insurance	28,195	24,560	3,635	14.8
Service, body and parts	77,207	71,228	5,979	8.4
Fleet and other	9,001	1,365	7,636	559.4
Total revenues	762,437	677,004	85,433	12.6
Cost of sales	633,130	561,794	71,336	12.7
Gross profit	129,307	115,210	14,097	12.2
Selling, general and administrative	95,778	88,409	7,369	8.3
Depreciation and amortization	3,461	3,050	411	13.5
Income from operations	30,068	23,751	6,317	26.6
Floorplan interest expense	(6,144)	(4,086)	2,058	50.4
Other interest expense	(3,041)	(2,155)	886	41.1
Other income, net	282	281	1	0.4
Income from continuing operations before taxes	21,165	17,791	3,374	19.0
Income tax expense	8,398	6,938	1,460	21.0
Income from continuing operations	$12,767	$10,853	$1,914	17.6%

	Three Months Ended June 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
New units sold	15,817	14,301	1,516	10.6%
Average selling price per new vehicle	$28,120	$27,802	$318	1.1

Used units sold	16,510	15,796	714	4.5
Average selling price per used vehicle	$12,311	$11,538	$773	6.7

Finance and insurance sales per retail unit	$1,063	$1,004	$59	5.9

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2005	2004	(Decrease)	(Decrease)
Revenues:
New vehicle	$810,424	$749,005	$61,419	8.2%
Used vehicle	403,791	370,107	33,684	9.1
Finance and insurance	53,828	47,787	6,041	12.6
Service, body and parts	153,234	139,999	13,235	9.5
Fleet and other	11,965	2,896	9,069	313.2
Total revenues	1,433,242	1,309,794	123,448	9.4
Cost of sales	1,184,663	1,089,096	95,567	8.8
Gross profit	248,579	220,698	27,881	12.6
Selling, general and administrative	187,459	173,262	14,197	8.2
Depreciation and amortization	6,902	5,950	952	16.0
Income from operations	54,218	41,486	12,732	30.7
Floorplan interest expense	(11,392)	(7,668)	3,724	48.6
Other interest expense	(5,850)	(3,889)	1,961	50.4
Other income, net	599	502	97	19.3
Income from continuing operations before taxes	37,575	30,431	7,144	23.5
Income tax expense	14,748	11,868	2,880	24.3
Income from continuing operations	$22,827	$18,563	$4,264	23.0%

	Six Months Ended June 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
New units sold	28,882	27,057	1,825	6.7%
Average selling price per new vehicle	$28,060	$27,682	$378	1.4

Used units sold	33,166	32,461	705	2.2
Average selling price per used vehicle	$12,175	$11,402	$773	6.8

Finance and insurance sales per retail unit	$1,065	$998	$67	6.7

Revenues

Total revenues increased 12.6% and 9.4%, respectively, in the three and six month periods ended June 30, 2005 compared to the same periods of 2004, as a result of acquisitions and increases in the average new and used vehicle sales prices.  A 3.4% increase in same store sales also contributed to the increase in the three month period ended June 30, 2005 compared to the three month period ended June 30, 2004, while the six month period increase was partially offset by a 0.3% decrease in same-store sales.  The increase in total same store sales in the second quarter of 2005 was driven by same-store sales increases across all business lines. Same-store sales percentage increases (decreases) were as follows:

	Three months ended June 30, 2005 vs. three months ended June 30, 2004	Six months ended June 30, 2005 vs. six months ended June 30, 2004
New vehicle retail (excludes fleet)	3.8%	(1.0)%
Used vehicle, including wholesale	3.7	0.9
Finance and insurance	2.1	0.2
Service, body and parts	1.0	0.5
Total sales (excludes fleet)	3.4	(0.3)

Same-store sales are calculated by dealership comparing only those dealerships with operations in both comparative periods.

Penetration rates for certain products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Finance and insurance	77%	76%	78%	76%
Service contracts	42	43	43	43
Lifetime oil change and filter	39	38	39	37

Gross Profit

Gross profit increased $14.1 million and $27.9 million, respectively, in the three and six month periods ended June 30, 2005 compared to the same periods of 2004 due to increased total revenues as well as an increase in our overall gross margin for the six month period. Our gross margins by business lines are detailed in the tables below:

	Three Months Ended June 30,		Lithia
	2005	2004	Margin Change*
New vehicle	7.9%	8.1%	(20	)bp
Retail used vehicle	15.7	14.7	100
Wholesale used vehicle	3.8	4.2	(40)
Finance and insurance	99.8	99.6	20
Service and parts	49.2	48.7	50
Overall	17.0	17.0	—

	Six Months Ended June 30,		Lithia
	2005	2004	Margin Change*
New vehicle	8.0%	7.8%	20	bp
Retail used vehicle	15.5	14.4	110
Wholesale used vehicle	4.1	3.6	50
Finance and insurance	99.8	99.5	30
Service and parts	48.9	48.1	80
Overall	17.3	16.8	50

* “bp” stands for basis points (one hundred basis points equals one percent).

In the new vehicle business, margins improved for the six-month period as a result of strategic initiatives designed to increase gross profit per vehicle sold.  These increases were partially offset by lower margins which resulted from a volume based strategy for all brands and GM’s “employee pricing” program, which took effect in June 2005 and are scheduled to continue through most of the third quarter of 2005. Retail used vehicle margins improved as a result of a stronger retail environment for used vehicles.  Margins in our wholesale used vehicle business improved in the six month period due to our continued strategy of holding our own local used vehicle auctions and managing the disposal of our units at larger auctions. The service and parts business has benefited from our focus on service advisor training, which has led to gains in the sale of higher margin service items. In addition, we have also instituted a number of pricing and cost saving initiatives across the entire service and parts business. High penetration rates for our lifetime oil change and filter service also contributed to our gross profit margin increases.

The improved gross margins led to increases in total same-store gross profit of 1.9% in the six months ended June 30, 2005 despite a 0.3% decrease in total same-store sales in the six month period ended June 30, 2005 compared to the same period of 2004.

Selling, General and Administrative Expense

Selling, general and administrative expense includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

Selling, general and administrative expense increased $7.4 million and $14.2 million, respectively, in the three and six month periods ended June 30, 2005 compared to same periods of 2004, and improved 50 basis points and 10 basis points, respectively, as a percentage of revenue. The increases in dollars spent were due to increased selling, or variable, expenses related to the increases in revenues and the number of locations.  More importantly, however, SG&A as a percentage of gross profit is an industry standard and better gauge for measuring performance relative to SG&A expense. SG&A as a percentage of gross profit improved by 260 basis points and 310 basis points, respectively, in the three and six month periods ended June 30, 2005 compared to the same periods of 2004.

Depreciation and Amortization

Depreciation and amortization increased $0.4 million and $1.0 million, respectively, in the three and six month periods ended June 30, 2005 compared to the same periods of 2004 due to the addition of property and equipment primarily related to our acquisitions, as well as leasehold improvements to existing facilities.

Income from Operations

Operating margins improved by 40 basis points and 60 basis points, respectively, in the three and six month periods ended June 30, 2005 to 3.9% and 3.8%, respectively, from 3.5% and 3.2%, respectively, in the comparable periods of 2004.  The increases were due the improved overall gross profit margins as discussed above, as well as lower operating expenses as a percentage of revenue.

Floorplan Interest Expense

Floorplan interest expense increased $2.1 million and $3.7 million, respectively, in the three and six month periods ended June 30, 2005 compared to the same periods of 2004. A $424,000 and $962,000 increase, respectively, was the result of increases in the average outstanding balances of our floorplan facilities, mainly due to acquisitions, and increases of $2.5 million and $4.1 million, respectively, resulted from increases in the average interest rates on our floorplan facilities.  These increases were partially offset by decreases of $847,000 and $1.3 million, respectively, related to our interest rate swaps.

Other Interest Expense

Other interest expense includes interest on our convertible notes, debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes.

Other interest expense increased $0.9 million and $2.0 million, respectively, in the three and six month periods ended June 30, 2005 compared to the same periods of 2004. Changes in the weighted average interest rate on our debt in the three and six month periods ended June 30, 2005 compared to the same periods of 2004 increased other interest expense by approximately $265,000 and $589,000, respectively, and changes in the average outstanding balances resulted in increases of approximately $665,000 and $1.4 million, respectively. Our average interest rate increased at only about half the pace of market interest rates due to our hedging strategies. Interest expense related to the $85.0 million of convertible notes that were issued in May 2004 totals approximately $764,000 per quarter, which consists of $611,000 of contractual interest and $153,000 of amortization of debt issuance costs.

Income Tax Expense

Our effective tax rate was 39.3% in the first six months of 2005 compared to 39.0% in the first six months of 2004. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue increased in the three and six month periods ended June 30, 2005 compared to same periods of 2004 as a result of improvements in gross margins and operating expenses as discussed above.

Discontinued Operations

During the first six months of 2005, we classified one dealership as a discontinued operation.  We had additional discontinued operations during 2004.  As of June 30, 2005, the amount of goodwill and other intangible assets disposed of related to the 2005 discontinued operation was $4.4 million.  Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue	$1,441	$17,371	$6,019	$35,562
Pre-tax income (loss)	(153)	(17)	(303)	(388)
Gain (loss) on disposal of discontinued operations	—	(4)	36	(12)

We continually monitor the performance of each of our stores and make determinations to sell based primarily on return on capital criteria.

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

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity and private debt offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operation will be sufficient to meet our anticipated operating expenses and capital requirements for at least 24 to 36 months from June 30, 2005.

Our inventories increased to $659.1 million at June 30, 2005 from $536.7 million at December 31, 2004 due primarily to acquisitions and our decision to purchase a greater stock of vehicles going into the seasonally strongest selling period of the year.  This was a strategic decision designed to ensure a good allocation of popular models and good inventories at our stores going into the summer selling season in order to take advantage of what we believe will be a strong period supported by manufacturer incentives.  As a result, our new and used flooring notes payable increased to $575.0 million at June 30, 2005 from $450.9 million at December 31, 2004.  New vehicles are financed at approximately 100% and used vehicles are financed at approximately 80% of cost. Our days supply of new vehicles decreased by approximately 14 days at June 30, 2005 compared to December 31, 2004. Our days supply of used vehicles increased by approximately 11 days at June 30, 2005 compared to December 31, 2004.  This increase was due to a large number of trade-ins received as a result or our volume strategy and the GM “employee pricing” program that occurred in the second quarter of 2005.  We believe that our new and used vehicle inventories are at appropriate levels at this time.

As a result of the store and franchise acquisitions in the first six months of 2005, our goodwill and other intangibles increased $9.2 million to $298.4 million at June 30, 2005, compared to $289.2 million at December 31, 2004. Cash paid for acquisitions, net of cash received, in the first six months of 2005 was $26.0 million.

Our Board of Directors declared a dividend of $0.08 per share on our Class A and Class B common stock for the fourth quarter of 2004 and for the first quarter of 2005, which were paid in the first six months of 2005 and totaled approximately $1.5 million each.  For the second quarter of 2005, our Board of Directors also declared a 50% increase in the dividend on our Class A and Class B common stock to $0.12 per share, which will be paid in the third quarter of 2005 and total approximately $2.3 million. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through June 30, 2005, we have purchased a total of 60,230 shares under this program and may continue to do so from time to time in the future as conditions warrant.  However, the recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place.  With the dividend, we are able to offer an immediate and tangible return to our shareholders without reducing our already limited market float, which occurs when we repurchase shares.

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

The financial covenants in our agreement with DaimlerChrysler Services and Toyota Motor Credit require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels.   At June 30, 2005, we were in compliance with all of the covenants of this agreement.

Ford Motor Credit, General Motors Acceptance Corporation and Volkswagen Credit have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation serving as the primary lenders for substantially all other brands.  These new vehicle lines are secured by new vehicle inventory of the relevant brands.

We also had a revolving credit real estate line with Toyota Motor Credit totaling $40 million, which expired in May 2005.

We have a credit facility with U.S. Bank N.A., which provides for a $50.0 million revolving line of credit for leased vehicles and equipment purchases and expires May 1, 2007. The financial covenants in our agreement with U.S. Bank N.A. require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a minimum total net worth; and (iv) a minimum tangible net worth.   At June 30, 2005, we were in compliance with all of the covenants of this agreement.

Interest rates on all of the above facilities ranged from 4.95% to 6.09% at June 30, 2005.  Amounts outstanding on the lines at June 30, 2005, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at June 30, 2005	Remaining Availability as of June 30, 2005
New and program vehicle lines	$554,994	$	*
Working capital and used vehicle line	20,000	130,000
Equipment/leased vehicle line	50,000	—
	$624,994	$130,000

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

A declaration and payment of a dividend in excess of $0.08 per share per quarter will result in an adjustment in the conversion rate for the notes if such adjustment exceeds 1%. We declared a dividend of $0.12 per share in July 2005.  The affect of such dividend does not reach the 1% threshold amount and no adjustment in the conversion rate is required.

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

Our earnings to fixed charge coverage ratio, as defined in the senior subordinated convertible notes, was 2.75 for the six months ended June 30, 2005.

We had capital commitments of $7.5 million at June 30, 2005 for the construction of four new facilities, additions to four existing facilities and the remodel of one facility.  The new facilities will be for our Toyota dealership in Springfield, Oregon, our Chevrolet and Hyundai dealerships in Odessa, Texas and a body shop in Odessa, Texas.  We have already incurred $8.9 million for these projects with an additional $7.0 million expected to be incurred during the remainder of 2005 and the remaining $0.5 million to be incurred in 2006. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

Critical Accounting Policies and Use of Estimates

We reaffirm our critical accounting policies and use of estimates as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks, risk management policies or risk factors since the filing of our 2004 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2005.

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

Item 1.  Legal Proceedings

We are party to numerous legal proceedings arising in the normal course of our business.  While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition, or cash flows.

On April 28, 2004, a lawsuit was filed against us in the United States District Court for the District of Oregon:  Robert Allen, et al., vs. Lithia Motors, Inc., et al., Civil Case No. 04-03032-CO.  The complaint seeks money damages from us for alleged federal and state RICO violations, violation of Oregon’s Unlawful Trade Practices Act and fraud, with respect to arranging the financing of vehicles. Each of the 23 Allen plaintiffs seeks stated actual damages ranging from $733 to $20,859, damages for mental distress ranging from $10,000 to $250,000, and punitive damages of $1,500,000. With statutory penalties, the Allen plaintiffs seek actual damages that total less than $250,000, trebled, approximately $3.0 million in mental distress claims and punitive damages of $34.5 million. Management believes that if damages were assessed, most would be covered by insurance. The case has been dismissed and the Plaintiffs are appealing that dismissal.  We intend to vigorously defend this matter and management believes that the likelihood of a judgment for the amount of damages sought is remote.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the first quarter of 2005:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 to April 30	12	$40.00	60,228	939,772
May 1, to May 31	1	$40.00	60,229	939,771
June 1 to June 30	1	$40.00	60,230	939,770
Total	14	$40.00	60,230	939,770

(1)          In December 1998, in connection with our listing on the NYSE, we issued a single share of our Class A common stock to approximately 1,750 employees in order to meet the NYSE requirements for the minimum number of shareholders of record.  We no longer require these single share shareholders to meet this requirement and have initiated a buyback plan for those single shares at a set price of $40 per share in order to eliminate future mailing and other costs related to these shareholders.  The offer to buy back these shares at $40 per share expired March 28, 2005, although requests for buyback from employees who filed a lost certificate claim prior to that date are still being settled.

The plan to repurchase up to a total of 1.0 million shares of our Class A common stock was approved by our Board of Directors in June 2000 and does not have an expiration date.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of the shareholders was held on May 5, 2005.  Class A shares carry 1 vote per share on all matters voted upon and Class B shares carry 10 votes per share on all matters voted upon.  The following actions were approved:

1.               To elect the following persons to serve as directors of Lithia Motors, Inc. until the next annual meeting of shareholders and until their successors are duly elected and qualified:

Name		No. of Shares Voting For	No. of Shares Withheld Voting
Sidney B. DeBoer	Class A	8,092,073	87,140
	Class B	3,762,231	—
M. L. Dick Heimann	Class A	8,104,012	75,201
	Class B	3,762,231	—
Thomas Becker	Class A	8,068,529	110,684
	Class B	3,762,231	—
Maryann N. Keller	Class A	8,102,269	76,944
	Class B	3,762,231	—
Gerald F. Taylor	Class A	8,098,254	80,959
	Class B	3,762,231	—
William J. Young	Class A	8,097,904	81,309
	Class B	3,762,231	—

2.               To approve the amendment and restatement of the 2003 Stock Incentive Plan:

	Number of Shares Voting For	Number of Shares Voting Against	Number of Shares Abstaining	Number of Broker Non-Votes
Class A	2,018,056	3,746,263	13,811	2,401,083
Class B	3,762,231	—	—	—

3.               To approve the 2005 Discretionary Executive Bonus Plan:

	Number of Shares Voting For	Number of Shares Voting Against	Number of Shares Abstaining	Number of Broker Non-Votes
Class A	5,622,172	141,230	14,727	2,401,084
Class B	3,762,231	—	—	—

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).
3.2

Bylaws (filed as Exhibit 3.2 to Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities and Exchange Commission on December 18, 1996 and incorporated herein by reference).

10.1	Fifth Amendment to Amended and Restated Loan Agreement and Amendment to Promissory Notes.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
99.1	Risk Factors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005	LITHIA MOTORS, INC.

	By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By	/s/ LINDA A. GANIM
Linda A. Ganim
Vice President and Chief Accounting Officer
(Principal Accounting Officer)