Form 10-Q
period 2005-09-30
LITHIA MOTORS INC
filed 2005-11-09
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐   No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	15,585,799
Class B common stock without par value	3,762,231
(Class)	(Outstanding at November 3, 2005)

LITHIA MOTORS, INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30,	December 31,
	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$41,687	$29,264
Contracts in transit	45,285	42,913
Trade receivables, net of allowance for doubtful accounts of $463 and $436	47,801	41,576
Inventories, net	516,068	536,653
Vehicles leased to others, current portion	5,479	5,494
Prepaid expenses and other	9,678	6,840
Deferred income taxes	1,945	—
Assets held for sale	—	135
Total Current Assets	667,943	662,875

Land and buildings, net of accumulated depreciation of $10,674 and $8,110	257,221	226,356
Equipment and other, net of accumulated depreciation of $31,242 and $25,922	76,470	73,275
Goodwill	252,325	244,532
Other intangible assets, net of accumulated amortization of $81 and $63	47,415	44,649
Other non-current assets	4,417	5,217
Total Assets	$1,305,791	$1,256,904

Liabilities and Stockholders’ Equity
Current Liabilities:
Flooring notes payable	$370,028	$400,084
Flooring notes payable: non-trade	45,106	50,776
Current maturities of long-term debt	6,546	6,565
Trade payables	25,590	26,821
Accrued liabilities	64,582	52,042
Deferred income taxes	—	410
Total Current Liabilities	511,852	536,698

Used vehicle flooring facility	11,000	—
Real estate debt, less current maturities	144,568	139,702
Other long-term debt, less current maturities	136,612	127,608
Other long-term liabilities	10,127	10,611
Deferred income taxes	41,708	36,339
Total Liabilities	855,867	850,958

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,521 and 15,142	222,962	215,333
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	2,349	1,811
Unearned compensation	(1,253)	—
Accumulated other comprehensive income	2,932	789
Retained earnings	222,466	187,545
Total Stockholders’ Equity	449,924	405,946
Total Liabilities and Stockholders’ Equity	$1,305,791	$1,256,904

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except  per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Revenues:
New vehicle sales	$517,536	$448,805	$1,327,960	$1,197,810
Used vehicle sales	227,959	196,784	631,728	566,869
Finance and insurance	32,979	27,660	85,868	74,963
Service, body and parts	82,456	74,147	235,690	214,146
Fleet and other	8,380	3,631	20,163	6,378
Total revenues	869,310	751,027	2,301,409	2,060,166
Cost of sales	726,555	627,242	1,910,788	1,715,938
Gross profit	142,755	123,785	390,621	344,228
Selling, general and administrative	100,594	90,260	287,279	263,239
Depreciation - buildings	962	701	2,676	1,955
Depreciation and amortization - other	2,716	2,507	7,904	7,203
Income from continuing operations	38,483	30,317	92,762	71,831
Other income (expense)
Floorplan interest expense	(5,628)	(4,472)	(17,020)	(12,140)
Other interest expense	(3,043)	(2,305)	(8,893)	(6,194)
Other expense, net	189	203	727	677
	(8,482)	(6,574)	(25,186)	(17,657)
Income from continuing operations before income taxes	30,001	23,743	67,576	54,174
Income taxes	(12,276)	(9,260)	(27,024)	(21,128)
Income before discontinued operations	17,725	14,483	40,552	33,046
Loss from discontinued operations, net of income tax benefit of $65, $8, $170 and $164	(93)	(13)	(255)	(257)
Net income	$17,632	$14,470	$40,297	$32,789

Basic income per share from continuing operations	$0.92	$0.77	$2.12	$1.76
Basic loss per share from discontinued operations	0.00	0.00	(0.01)	(0.01)
Basic net income per share	$0.92	$0.77	$2.11	$1.75

Shares used in basic per share calculations	19,221	18,818	19,131	18,730

Diluted income per share from continuing operations	$0.83	$0.70	$1.93	$1.66
Diluted loss per share from discontinued operations	0.00	0.00	(0.02)	(0.01)
Diluted net income per share	$0.83	$0.70	$1.91	$1.65

Shares used in diluted per share calculations	21,882	21,376	21,765	20,353

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:
Net income	$40,297	$32,789
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	10,580	9,158
Depreciation and amortization of discontinued operations	47	139
Compensation expense related to stock option issuances	389	192
(Gain) loss on sale of assets	427	984
Gain on sale of franchise	(28)	(914)
Deferred income taxes	1,974	6,029
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(6,201)	1,532
Contracts in transit	(2,372)	(7,305)
Inventories	38,102	(4,800)
Vehicles leased to others	(736)	(43)
Prepaid expenses and other	332	(968)
Other noncurrent assets	833	207
Increase (decrease), net of effect of acquisitions:
Flooring notes payable	(43,128)	(1,497)
Trade payables	(1,231)	3,080
Accrued liabilities	13,145	10,655
Other long-term liabilities and deferred revenue	(724)	4,147
Net cash provided by operating activities	51,706	53,385

Cash flows from investing activities:
Principal payments received on notes receivable	—	585
Capital expenditures:
Non-financeable	(20,230)	(7,807)
Financeable	(24,453)	(31,640)
Proceeds from sale of assets	188	870
Cash paid for acquisitions, net of cash acquired	(27,950)	(62,662)
Proceeds from sale of dealerships	6,696	2,226
Net cash used in investing activities	(65,749)	(98,428)

Cash flows from financing activities:
Flooring notes payable: non-trade	(5,670)	(12,320)
Net borrowings (repayments) on lines of credit	20,314	(94,018)
Principal payments on long-term debt and capital leases	(5,451)	(11,805)
Proceeds from issuance of long-term debt	16,539	129,069
Debt issuance costs	—	(2,550)
Repurchase of common stock	(9)	(13)
Proceeds from issuance of common stock	6,119	5,523
Dividends paid	(5,376)	(4,122)
Net cash provided by financing activities	26,466	9,764

Increase (decrease) in cash and cash equivalents	12,423	(35,279)

Cash and cash equivalents:
Beginning of period	29,264	74,408
End of period	$41,687	$39,129

Supplemental Cash Flow Information:
Cash paid for income taxes	$17,608	$14,035
Cash paid for interest	26,090	17,854

Supplemental Schedule of Non-Cash Transactions:
Debt issued in connection with acquisitions	$—	$12,000
Flooring debt assumed in connection with acquisitions	23,352	41,050
Debt paid by purchaser in connection with dealership disposals	6,550	—
Flooring debt paid in connection with dealership disposals	3,166	717

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Basis of Presentation

The financial information included herein as of September 30, 2005 and December 31, 2004 and for the three and nine-month periods ended September 30, 2005 and 2004 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2004 is derived from our 2004 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2004 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using the specific identification method for vehicles and parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation (in thousands).

	September 30, 2005	December 31, 2004
New and program vehicles	$387,023	$427,134
Used vehicles	102,008	84,739
Parts and accessories	27,037	24,780
	$516,068	$536,653

Note 3. Earnings Per Share

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts).

	2005			2004(1)
Three Months Ended September 30,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$17,725	19,221	$0.92	$14,483	18,818	$0.77
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	447	2,255	(0.07)	452	2,255	(0.06)
Stock options and unvested restricted stock	—	406	(0.02)	—	303	(0.01)
Diluted EPS
Income from continuing operations available to common stockholders	$18,172	21,882	$0.83	$14,935	21,376	$0.70

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		—			327

	2005			2004(1)
Nine Months Ended September 30,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$40,552	19,131	$2.12	$33,046	18,730	$1.76
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	1,374	2,255	(0.15)	745	1,226	(0.07)
Stock options and unvested restricted stock	—	379	(0.04)	—	397	(0.03)
Diluted EPS
Income from continuing operations available to common stockholders	$41,926	21,765	$1.93	$33,791	20,353	$1.66

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		334			327

(1)   The 2004 amounts have been restated for the effects of applying EITF 04-8, “Accounting Issues Related to Certain Features of Contingently Convertible Debt and the Effect on Diluted Earnings Per Share.”

Note 4.  Comprehensive Income

Comprehensive income includes the change in hedging instruments that are reflected in stockholders’ equity instead of net income.  The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$17,632	$14,470	$40,297	$32,789
Cash flow hedges:
Net derivative gains (losses), net of tax effect of $(843), $1,466, $(1,044) and $379, respectively	1,194	(2,292)	1,527	(641)
Reversal of net derivative losses previously recorded due to their recognition in our statements of operations as incremental interest expense, net of tax effect of $(44), $(411), $(411) and $(1,280), respectively	48	642	616	2,001
Total comprehensive income	$18,874	$12,820	$42,440	$34,149

Note 5.  Acquisitions

The following acquisitions were made in the first nine months of 2005.

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

•                  In August 2005, we acquired a Chrysler, Dodge, Dodge Truck store in Wenatchee, Washington.  The store had annualized revenues of approximately $8 million.  The store was renamed Lithia Chrysler Dodge of Wenatchee.

The above acquisitions were accounted for under the purchase method of accounting.  Pro forma results of operations assuming all of the 2005 and the previously disclosed 2004 acquisitions occurred as of January 1, 2004 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenues	$870,328	$826,701	$2,322,652	$2,324,056
Net income	17,634	15,852	40,354	36,058
Basic earnings per share	0.92	0.84	2.11	1.93
Diluted earnings per share	0.83	0.76	1.92	1.81

There are no future contingent payouts related to any of the 2004 or 2005 acquisitions and no portion of the purchase price was paid with our equity securities. During the first nine months of 2005 we acquired the four stores and seventeen franchises discussed above for $28.0 million, which included $10.9 million of goodwill and $4.1 million of other intangible assets. Within one year from the purchase date, we may update the value allocated to purchased assets and the resulting goodwill balances based on pending information received regarding the valuation of such assets.  All of the goodwill from the above acquisitions is expected to be deductible for tax purposes.

Note 6.  Dividend Payments

Cash dividends at the rate of $0.08 per common share, which totaled approximately $1.5 million, were paid on March 14, 2005 related to the fourth quarter of 2004 and on May 20, 2005 related to the first quarter of 2005.  In addition, in July 2005, our Board of Directors approved a 50% increase in the dividend on our Class A and Class B common stock to $0.12 per share.  The dividend, which totaled approximately $2.3 million, was paid on August 19, 2005.

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

Three Months Ended September 30,	2005	2004
Net income, as reported	$17,632	$14,470
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	64	25
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(629)	(949)
Net income, pro forma	$17,067	$13,546
Basic net income per share:
As reported	$0.92	$0.77
Pro forma	$0.89	$0.72
Diluted net income per share:
As reported	$0.83	$0.70
Pro forma	$0.80	$0.66

Nine Months Ended September 30,	2005	2004
Net income, as reported	$40,297	$32,789
Add — Stock-based employee compensation expense included in reported net income, net of related tax effects	233	117
Deduct — total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,132)	(2,580)
Net income, pro forma	$38,398	$30,326
Basic net income per share:
As reported	$2.11	$1.75
Pro forma	$2.01	$1.62
Diluted net income per share:
As reported	$1.91	$1.65
Pro forma	$1.83	$1.54

To determine the fair value of stock-based awards granted, we used the Black-Scholes option pricing model and the following weighted average assumptions:

Three and Nine Months Ended September 30,	2005	2004
Employee Stock Purchase Plan
Risk-free interest rates	2.32%	0.93 - 1.22%
Dividend yield	1.23%	0.99 - 1.19%
Expected lives	3 months	3 months
Volatility	28.18%	28.11 - 47.31%

Option Plans
Risk-free interest rates	3.58 - 3.71%	2.80%
Dividend yield	1.16 - 1.20%	1.04%
Expected lives	5.4 years	5.4 years
Volatility	41.92 - 42.04%	43.32%

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

Note 9.  Discontinued Operations

During the first nine months of 2005, we classified one dealership as a discontinued operation.  We had additional discontinued operations during 2004. As of September 30, 2005, the amount of goodwill and other intangible assets disposed of related to the 2005 discontinued operation was $4.4 million. Certain other financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$10	$14,221	$6,029	$49,783
Pre-tax income (loss)	(149)	(368)	(452)	(756)
Gain (loss) on disposal of discontinued operations	(9)	347	27	335

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

Note 10. Reclassifications

During the first quarter of 2005, we reclassified bank fees and bank card charges, net of cash discounts earned, from other income (expense) to selling, general and administrative expense.  The effect on the three and nine months ended September 30, 2004 was to decrease other expense by $0.7 million and $1.9 million, respectively, and increase selling, general and administrative by like amounts.

During the third quarter of 2005, we separated our flooring notes payable into two classifications on our balance sheet; flooring notes payable and flooring notes payable: non-trade in order to distinguish between affiliated and unaffiliated manufacturer financing of new vehicles. Unaffiliated manufacturer financing is considered flooring notes payable: non-trade.  In connection with this separation, we also reclassified our statement of cash flows to report flooring notes payable: non-trade as a financing activity in accordance SFAS No. 95 “Statement of Cash Flows.”  Flooring notes payable to affiliated manufacturers continues to be reported as an operating cash flow.

Certain other reclassifications were also made to conform prior period presentation with current period presentation.

Note 11.  New Accounting Pronouncement

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections: a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which requires companies to apply most voluntary accounting changes retrospectively to prior financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Any future voluntary accounting changes made by us will be accounted for under SFAS No. 154 and will be applied retrospectively.

Note 12.  Subsequent Events

Dividend

In October 2005, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.12 per share. The dividend, which will total approximately $2.3 million, will be paid on November 18, 2005 to shareholders of record on November 4, 2005.

Acquisitions

In October 2005, we acquired a Honda store and Chrysler and Jeep franchises that were added to our existing Dodge store in Midland, Texas. The combined stores and franchises have anticipated annualized revenues of $24 million.  The Honda store was renamed Lithia Honda of Midland.

In November 2005, we acquired a Toyota and a Honda store in Abilene, Texas.  The stores have anticipated annualized revenues of $60 million.  The stores were renamed Lithia Toyota of Abilene and Honda of Abilene.

Item 2.                       Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Some of the statements in this Form 10-Q constitute forward-looking statements.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, as filed with the Securities and Exchange Commission on August 9, 2005.  These factors have not significantly changed since the filing of our Form 10-Q for the quarter ended June 30, 2005.

Although we believe that the assumptions underlying the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of November 7, 2005, we offered 25 brands of new vehicles through 182 franchises in 91 stores in the Western United States and over the Internet.  As of November 7, 2005, we operated 16 stores in Oregon, 12 in California, 12 in Washington, 11 in Texas, 7 in Idaho, 7 in Colorado, 7 in Alaska, 7 in Montana, 6 in Nevada, 3 in Nebraska, 2 in South Dakota and 1 in New Mexico. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

Our acquisition model is focused on acquiring average performing new vehicle franchised stores and then integrating and improving them.  Our goal is to maximize the operations of all four departments of every store we acquire.  We have had success with this strategy since our initial public offering in late 1996.  While our strategy has not changed over the last eight years, our ability to integrate and improve the stores that we acquire has increased dramatically. We have also developed a better process for identifying acquisition targets that fit our operating model.  Our cash position, substantial lines of credit, plus an experienced and well-trained staff are all available to facilitate our continued growth as the opportunities develop.

In keeping with this model, we acquired a total of seven stores and twenty-two additional franchises from January 1, 2005 through November 7, 2005 with total estimated annual revenues of nearly $300 million.

Historically, new vehicle sales have accounted for over half of our total revenues but less than one-third of total gross profit.  We use a volume-based strategy for new vehicle sales called “Promo Pricing,” that complements the goal of most auto manufacturers, which have continued to offer a high level of cash or other incentives to automotive customers.

For the remainder of 2005 and into 2006, we expect that manufacturers will continue to offer incentives on new vehicle sales through a combination of repricing strategies, rebates, early lease cancellation programs and low interest rate loans to consumers.

Since the beginning of 2002, the used vehicle market has been negatively impacted by strong competition from the new vehicle market, with heavy manufacturer incentives in the form of cash rebates and low interest financing. In the first quarter of 2005, the used vehicle market showed positive signs as a result of constrained industry supply, which led to improvements in retail pricing and margins.  In the second and third quarters of 2005, we experienced an increase in trade-ins of quality used vehicles in connection with the domestic manufacturers “employee pricing” programs. We have implemented new procedures in the used vehicle business, which have also demonstrated positive results for our used vehicle business:

•                  We have begun conducting our own local used vehicle auctions in select markets and managing the disposal of used vehicles at larger auctions.  The process is centralized and controlled at the management level.

•                  We utilize a “Used Vehicle Promo Pricing” strategy, which markets vehicles with a $99 down payment and then groups vehicles by payment level. Vehicles are marked with clear and understandable pricing, which reduces haggling and speeds up the sale process. This strategy clearly addresses the three biggest issues of price, down payment and monthly payment for our customers and our sales personnel.

In addition, as a complement to our ongoing used vehicle operation at each store, we use specialists in our support services group to increase the acquisition of used vehicles.  We believe that this will help bolster sales volumes in the 3 to 7 year old vehicle range.

Results of Continuing Operations

Certain revenue, gross margin and gross profit information by product line was as follows:

Three Months Ended September 30, 2005	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	59.5%	7.7%	27.9%
Used vehicle(1)	26.2	13.3	21.2
Finance and insurance(2)	3.8	99.9	23.1
Service, body and parts	9.5	47.9	27.7
Fleet and other	1.0	2.3	0.1

Three Months Ended September 30, 2004	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	59.8%	7.9%	28.7%
Used vehicle(1)	26.1	12.4	19.7
Finance and insurance(2)	3.7	99.9	22.3
Service, body and parts	9.9	48.6	29.1
Fleet and other	0.5	5.4	0.2

Nine Months Ended September 30, 2005	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	57.7%	7.9%	26.7%
Used vehicle(1)	27.5	13.5	21.8
Finance and insurance(2)	3.7	99.9	22.0
Service, body and parts	10.2	48.5	29.3
Fleet and other	0.9	3.3	0.2

Nine Months Ended September 30, 2004	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.1%	7.8%	27.3%
Used vehicle(1)	27.6	12.6	20.8
Finance and insurance(2)	3.6	99.7	21.7
Service, body and parts	10.4	48.3	30.0
Fleet and other	0.3	10.4	0.2

(1)          Includes retail and wholesale used vehicles.

(2)          Reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

Lithia Motors, Inc.(1)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
New vehicle	59.5%	59.8%	57.7%	58.1%
Used vehicle	26.2	26.1	27.5	27.6
Finance and insurance	3.8	3.7	3.7	3.6
Service, body and parts	9.5	9.9	10.2	10.4
Fleet and other	1.0	0.5	0.9	0.3
Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	16.4	16.5	17.0	16.7
Selling, general and administrative expenses	11.6	12.0	12.5	12.8
Depreciation and amortization	0.4	0.4	0.4	0.4
Income from operations	4.4	4.0	4.0	3.5
Floorplan interest expense	0.6	0.6	0.7	0.6
Other interest expense	0.4	0.3	0.4	0.3
Other expense, net	—	—	—	—
Income from continuing operations before taxes	3.5	3.2	2.9	2.6
Income tax expense	1.4	1.2	1.2	1.0
Income from continuing operations	2.0%	1.9%	1.8%	1.6%

(1)  The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the three and nine-month periods ended September 30, 2005 compared to the three and nine-month periods ended September 30, 2004 (dollars in thousands, except per vehicle and per unit amounts):

	Three Months Ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
New vehicle	$517,536	$448,805	$68,731	15.3%
Used vehicle	227,959	196,784	31,175	15.8
Finance and insurance	32,979	27,660	5,319	19.2
Service, body and parts	82,456	74,147	8,309	11.2
Fleet and other	8,380	3,631	4,749	130.8
Total revenues	869,310	751,027	118,283	15.7
Cost of sales	726,555	627,242	99,313	15.8
Gross profit	142,755	123,785	18,970	15.3
Selling, general and administrative	100,594	90,260	10,334	11.4
Depreciation and amortization	3,678	3,208	470	14.7
Income from operations	38,483	30,317	8,166	26.9
Floorplan interest expense	(5,628)	(4,472)	1,156	25.8
Other interest expense	(3,043)	(2,305)	738	32.0
Other, net	189	203	(14)	(6.9)
Income from continuing operations before taxes	30,001	23,743	6,258	26.4
Income tax expense	12,276	9,260	3,016	32.6
Income from continuing operations	$17,725	$14,483	$3,242	22.4%

New units sold	18,926	15,928	2,998	18.8%
Average selling price per new vehicle	$27,345	$28,177	$(832)	(3.0)

Used units sold	19,285	16,836	2,449	14.5
Average selling price per used vehicle	$11,821	$11,688	$132	1.1

Finance and insurance income per retail unit	$1,062	$1,037	$25	2.4%

	Nine Months Ended September 30,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Revenues:
New vehicle	$1,327,960	$1,197,810	$130,150	10.9%
Used vehicle	631,728	566,869	64,859	11.4
Finance and insurance	85,868	74,963	10,905	14.5
Service, body and parts	235,690	214,146	21,544	10.1
Fleet and other	20,163	6,378	13,785	216.1
Total revenues	2,301,409	2,060,166	241,243	11.7
Cost of sales	1,910,788	1,715,938	194,850	11.4
Gross profit	390,621	344,228	46,393	13.5
Selling, general and administrative	287,279	263,239	24,040	9.1
Depreciation and amortization	10,580	9,158	1,422	15.5
Income from operations	92,762	71,831	20,931	29.1
Floorplan interest expense	(17,020)	(12,140)	4,880	40.2
Other interest expense	(8,893)	(6,194)	2,699	43.6
Other, net	727	677	50	7.4
Income from continuing operations before taxes	67,576	54,174	13,402	24.7
Income tax expense	27,024	21,128	5,896	27.9
Income from continuing operations	$40,552	$33,046	$7,506	22.7%

New units sold	47,808	42,985	4,823	11.2%
Average selling price per new vehicle	$27,777	$27,866	$(89)	(0.3)

Used units sold	52,451	49,297	3,154	6.4
Average selling price per used vehicle	$12,044	$11,499	$545	4.7

Finance and insurance income per retail unit	$1,052	$1,006	$46	4.6%

Revenues

Total revenues increased 15.7% and 11.7%, respectively, in the three and nine-month periods ended September 30, 2005 compared to the same periods of 2004, as a result of acquisitions and improvements in same-store sales, which were driven by increases in units sold.  Same-store sales increased 7.9% and 2.7%, respectively, in the three and nine-month periods ended September 30, 2005 compared to the same periods of 2004.  The increases in total same store sales were driven by same-store sales increases across all business lines. The “employee pricing” programs offered by the domestic manufacturers during the second and third quarters of 2005 resulted in a decrease in average selling prices which led to increases in new units sold, the combination of which resulted in higher same-store new vehicle sales. The same programs also contributed to improvements in same-store used vehicle sales due to the large number of good quality used vehicle trade-ins associated with the new vehicle purchases. Same-store sales percentage increases were as follows:

	Three months ended September 30, 2005 vs. three months ended September 30, 2004	Nine months ended September 30, 2005 vs. nine months ended September 30, 2004
New vehicle retail (excludes fleet)	7.8%	2.3%
Used vehicle, including wholesale	9.3	3.8
Finance and insurance	7.0	2.7
Service, body and parts	4.7	1.9
Total sales (excludes fleet)	7.9	2.7

Same-store sales are calculated by dealership comparing only those dealerships with operations in both comparative periods.

Penetration rates for certain products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Finance and insurance	73%	79%	76%	77%
Service contracts	42	43	43	43
Lifetime oil change and filter	39	34	39	36

The decrease in the finance and insurance penetration rate in the third quarter of 2005 compared to the third quarter of 2004 was due to less availability of manufacturer subsidized low-interest rate loans during the third quarter of 2005 when the manufacturers offered their employee pricing programs.

Gross Profit

Gross profit increased $19.0 million and $46.4 million, respectively, in the three and nine-month periods ended September 30, 2005 compared to the same periods of 2004 due to increased total revenues as well as an increase in our overall gross margin for the nine-month period. Our gross margins by business lines are detailed in the tables below:

	Three Months Ended September 30,		Lithia
	2005	2004	Margin Change*
New vehicle	7.7%	7.9%	(20	)bp
Retail used vehicle	15.7	14.2	150
Wholesale used vehicle	1.6	3.2	(160)
Finance and insurance	99.9	99.9	—
Service and parts	47.9	48.6	(70)
Overall	16.4	16.5	(10)

	Nine Months Ended September 30,		Lithia
	2005	2004	Margin Change*
New vehicle	7.9%	7.8%	10	bp
Retail used vehicle	15.6	14.4	120
Wholesale used vehicle	3.2	3.4	(20)
Finance and insurance	99.9	99.7	20
Service and parts	48.5	48.3	20
Overall	17.0	16.7	30

* “bp” stands for basis points (one hundred basis points equals one percent).

In the new vehicle business, margins improved for the nine-month period as a result of strategic initiatives in the first quarter of the year that increased gross profit per vehicle sold.  These initiatives were offset somewhat by manufacturers’ “employee pricing” programs, which created a higher volume, lower margin environment during the second and third quarters of 2005.

Retail used vehicle margins improved as a result of a stronger pricing and retail environment for used vehicles in combination with a large quantity of good quality used vehicle trade-ins in recent quarters.

Margins in our wholesale used vehicle business declined in the three and nine-month periods of 2005 compared to the same periods of 2004, as a result of aggressive wholesaling in the third quarter of 2005 designed to clear inventories going into the seasonally slower winter months.  Gross profits per unit in both periods remained positive.  We continue to hold our own local used vehicle auctions and manage the disposal of our units at larger auctions, which has contributed to the improvements in gross profit per vehicle.

The service and parts business has benefited from our focus on service advisor training, which has led to gains in the sale of higher margin service items in the first nine months of 2005. In addition, we have also instituted a number of pricing and cost saving initiatives across the entire service and parts business. High penetration rates for our lifetime oil change and filter service have also contributed to our gross profit margin increases in the first nine months of 2005.  In the third quarter of 2005, the service and parts business continued to grow steadily, however, a relative shift in mix to lower margin parts business from the higher margin service business contributed to the decrease in the gross margin compared to the third quarter of 2004.

The increases in same store revenues combined with the gross margins achieved led to increases in total same-store gross profit of 6.1% and 3.5%, respectively, in the three and nine-month periods ended September 30, 2005 compared to the same period of 2004.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

SG&A increased $10.3 million and $24.0 million, respectively, in the three and nine-month periods ended September 30, 2005 compared to same periods of 2004 and improved by 40 basis points and 30 basis points, respectively, as a percentage of revenue. The increases in dollars spent were due to increased selling, or variable, expenses related to the increases in revenues and the number of locations.  More importantly, however, SG&A as a percentage of gross profit is an industry standard and better gauge for measuring performance relative to SG&A expense. SG&A as a percentage of gross profit improved by 240 basis points and 300 basis points, respectively, in the three and nine-month periods ended September 30, 2005 compared to the same periods of 2004 as we continue to realize the positive results of multiple cost saving initiatives.

Depreciation and Amortization

Depreciation and amortization increased $0.5 million and $1.4 million, respectively, in the three and nine-month periods ended September 30, 2005 compared to the same periods of 2004 due to the addition of property and equipment primarily related to our acquisitions, as well as leasehold improvements to existing facilities.

Income from Operations

Operating margins improved by 40 basis points and 50 basis points, respectively, in the three and nine-month periods ended September 30, 2005 to 4.4% and 4.0%, respectively, from 4.0% and 3.5%, respectively, in the comparable periods of 2004.  The increases were due primarily to lower operating expenses as a percentage of revenue and of gross profit in both the three and nine-month periods, and the improved overall gross profit margins in the nine-month period as discussed above.

Floorplan Interest Expense

Floorplan interest expense increased $1.2 million and $4.9 million, respectively, in the three and nine-month periods ended September 30, 2005 compared to the same periods of 2004. Changes in average outstanding balances resulted in a decrease of $24,000 and an increase of $938,000, respectively, and increases in the average interest rates on our floorplan facilities resulted in increases of $2.1 million and $6.2 million, respectively.  These increases were partially offset by decreases of $1.0 million and $2.3 million, respectively, related to our interest rate swaps.

Other Interest Expense

Other interest expense includes interest on our convertible notes, debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes.

Other interest expense increased $0.7 million and $2.7 million, respectively, in the three and nine-month periods ended September 30, 2005 compared to the same periods of 2004. Changes in the weighted average interest rate on our debt in the three and nine-month periods ended September 30, 2005 compared to the same periods of 2004 increased other interest expense by approximately $0.8 million and $1.4 million, respectively, and changes in the average outstanding balances resulted in a decrease of $68,000 and an increase of approximately $1.4 million, respectively. Our average interest rate increased at only about half the pace of market interest rates due to our hedging strategies. Interest expense related to the $85.0 million of convertible notes that were issued in May 2004 totals approximately $764,000 per quarter, which consists of $611,000 of contractual interest and $153,000 of amortization of debt issuance costs.

Income Tax Expense

Our effective tax rate was 40.0% in the first nine months of 2005 compared to 39.0% in the first nine months of 2004. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located. The increase in our effective tax rate in the first nine months of 2005 compared to the first nine months of 2004 was due primarily to an increase in revenue in some of our higher tax rate states.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue increased in the three and nine-month periods ended September 30, 2005 compared to same periods of 2004 as a result of improvements in gross margins and operating expenses as discussed above.

Discontinued Operations

During the first nine months of 2005, we classified one dealership as a discontinued operation.  We had additional discontinued operations during 2004. As of September 30, 2005, the amount of goodwill and other intangible assets disposed of related to the 2005 discontinued operation was $4.4 million.  Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue	$10	$14,221	$6,029	$49,783
Pre-tax income (loss)	(149)	(368)	(452)	(756)
Gain (loss) on disposal of discontinued operations	(9)	347	27	335

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

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity and private debt offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses and capital requirements for at least the next 36 months from September 30, 2005.

Our inventories decreased to $516.1 million at September 30, 2005 from $536.7 million at December 31, 2004 due primarily to strong sales in the second and third quarters of 2005, offset in part by acquisitions. As a result, our new and used flooring notes payable decreased to $426.1 million at September 30, 2005 from $450.9 million at December 31, 2004.  New vehicles are financed at approximately 100% and used vehicles are financed at approximately 80% of cost. Our days supply of new vehicles decreased by approximately 27 days at September 30, 2005 compared to December 31, 2004. Our new vehicle inventories are 4 days below our average September 30 balances and we believe that they are at good levels going into the seasonally slower fourth quarter.  Our days supply of used vehicles increased by approximately 10 days at September 30, 2005 compared to December 31, 2004. This increase was due our low level of inventory at the beginning of 2005 and the large number of trade-ins received via the domestic manufacturers’ “employee pricing” programs that occurred in the second and third quarters of 2005. Used vehicle inventories at September 30, 2005 were 4 days above average levels for September 30 and we believe that they are at appropriate levels at this time.

As a result of the store and franchise acquisitions in the first nine months of 2005, our goodwill and other intangibles increased $10.5 million to $299.7 million at September 30, 2005, compared to $289.2 million at December 31, 2004. This increase was partially offset by a $4.4 million decrease in goodwill and other intangibles related to dealership disposals. Cash paid for acquisitions, net of cash received, in the first nine months of 2005 was $28.0 million.

Our Board of Directors declared a dividend of $0.08 per share on our Class A and Class B common stock for the fourth quarter of 2004 and for the first quarter of 2005, which were paid in the first two quarters of 2005 and totaled approximately $1.5 million each. For the second and third quarters of 2005, our Board of Directors declared a $0.12 per share dividend on our Class A and Class B common stock that totaled approximately $2.3 million each. The dividend related to the second quarter of 2005 was paid during the third quarter of 2005 and the dividend for the third quarter of 2005 will be paid in November 2005. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through September 30, 2005, we have purchased a total of 60,231 shares under this program and may continue to do so from time to time in the future as conditions warrant.  However, the recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place.  With the dividend, we are able to offer an immediate and tangible return to our shareholders without reducing our already limited market float, which occurs when we repurchase shares.

We have a working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, totaling up to $150 million, which expires May 1, 2007 with an option for the lenders to extend to May 1, 2008.  This credit facility is cross-collateralized and secured by cash and cash equivalents, new and used vehicles on a subordinated basis to the extent not specifically financed by other lenders, parts inventories, accounts receivable, intangible assets and equipment. We pledged to DaimlerChrysler Services and Toyota Motor Credit the stock of all of our dealership subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores.

The financial covenants in our agreement with DaimlerChrysler Services and Toyota Motor Credit require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels.  At September 30, 2005, we were in compliance with all of the covenants of this agreement.

Ford Motor Credit, General Motors Acceptance Corporation and Volkswagen Credit have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation serving as the primary lenders for substantially all other brands.  These new vehicle lines are secured by new vehicle inventory of the relevant brands.  Vehicles financed by lenders not directly associated with the manufacturer are included as a financing activity in our statements of cash flows, while vehicles financed by lenders directly associated with the manufacturer are included as an operating activity.

We have a credit facility with U.S. Bank N.A., which provides for a $50.0 million revolving line of credit for leased vehicles and equipment purchases and expires May 1, 2007. The financial covenants in our agreement with U.S. Bank N.A. require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a minimum total net worth; and (iv) a minimum tangible net worth. At September 30, 2005, we were in compliance with all of the covenants of this agreement.

Interest rates on all of the above facilities ranged from 5.36% to 6.61% at September 30, 2005.  Amounts outstanding on the lines at September 30, 2005, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at September 30, 2005	Remaining Availability as of September 30, 2005
New and program vehicle lines	$415,134	$	*
Working capital and used vehicle line	11,000	139,000
Equipment/leased vehicle line	50,000	—
	$476,134	$139,000

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

A declaration and payment of a dividend in excess of $0.08 per share per quarter will result in an adjustment in the conversion rate for the notes if such adjustment exceeds 1% of the current conversion rate. We declared a dividend of $0.12 per share in July 2005 and again in October 2005.  The affect of such dividends does not yet reach the 1% threshold amount and no adjustment in the conversion rate is currently required.

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

Our earnings to fixed charge coverage ratio, as defined in the senior subordinated convertible notes, was 3.12 for the nine months ended September 30, 2005.

We had capital commitments of $12.1 million at September 30, 2005 for the construction of three new facilities, additions to three existing facilities and the remodel of two facilities.  The new facilities will be for our Toyota dealerships in Springfield, Oregon and Odessa, Texas and our Dodge dealership in Sioux Falls, South Dakota.  We have already incurred $3.9 million for these projects with an additional $5.5 million expected to be incurred during the remainder of 2005 and the remaining $6.6 million to be incurred in 2006. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

Critical Accounting Policies and Use of Estimates

We reaffirm our critical accounting policies and use of estimates as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks and risk management policies since the filing of our 2004 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 15, 2005.

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

On November 25, 2003, Aimee Phillips filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 03-3109-HO) against Lithia Motors, Inc. and two of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon Unfair Trade Practices Act (“UTPA”) and common law fraud.  Ms. Phillips seeks damages, attorney’s fees and injunctive relief. Ms. Phillips’ complaint stems from her purchase of a Toyota Tacoma pick-up truck on July 6, 2002.  On May 14, 2004, we filed an answer to Ms. Phillips’ Complaint.  This case was consolidated with the Allen case described below and has a similar current procedural status.

On April 28, 2004, Robert Allen and 29 other plaintiffs (“Allen Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 04-3032-HO) against Lithia Motors, Inc. and three of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon UTPA and common law fraud.  The Allen Plaintiffs seek damages, attorney’s fees and injunctive relief.  The Allen Plaintiffs’ Complaint stems from vehicle purchases made at Lithia dealerships between July 2000 and April 2001.  On August 27, 2004, we filed a Motion to Dismiss the Complaint.  On May 26, 2005, the Court entered an Order granting Defendants’ Motion to Dismiss plaintiffs’ state and federal RICO claims with prejudice.  The Court declined to exercise supplemental jurisdiction over plaintiffs’ UTPA and fraud claims.  Plaintiffs filed a Motion to Reconsider the dismissal Order. On August 23, 2005, the Court granted Plaintiffs’ Motion for Reconsideration and permitted the filing of a Second Amended Complaint (“SAC”).  On September 21, 2005, the Allen Plaintiffs, along with Ms. Phillips, filed the SAC.  In this complaint, the Allen plaintiffs seek actual damages that total less than $500,000, trebled, approximately $3.0 million in mental distress claims, trebled, punitive damages of $15.0 million, attorney’s fees and injunctive relief. The SAC added as defendants certain officers and employees of Lithia.  In addition, the SAC added a claim for relief based on the Truth in Lending Act (“TILA”).

On September 23, 2005, Maria Anabel Aripe and 19 other plaintiffs (“Aripe Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 05-3083-HO) against Lithia Motors, Inc., 12 of its wholly-owned subsidiaries and certain officers and employees of the Company, alleging violations of state and federal RICO laws, the Oregon UTPA, common law fraud and TILA.  The Aripe Plaintiffs seek actual damages of less than $600,000, trebled, approximately $3.7 million in mental distress claims, trebled, punitive damages of $12.6 million, attorney’s fees and injunctive relief.  The Aripe Plaintiffs’ Complaint stems from vehicle purchases made at Lithia dealerships between May 2001 and August 2005 and is substantially similar to the allegations made in the Allen case.

We intend to vigorously defend both matters and management believes that the likelihood of a judgment for the amount of damages sought in either case is remote.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the third quarter of 2005:

	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 to July 31	1	$40	60,231	939,769
August 1 to August 31	—	—	—	—
September 1 to September 30	—	—	—	—
Total	1	$40	60,231	939,769

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

The plan to repurchase up to a total of 1.0 million shares of our Class A common stock was approved by our Board of Directors in June 2000 and renewed in August 2005 and does not have an expiration date.

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

10.1	Fifth Amendment to Amended and Restated Loan Agreement and Amendment to Promissory Notes (filed as Exhibit 10.1 to Form 10-Q filed August 9, 2005 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 9, 2005	LITHIA MOTORS, INC.

		By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

		By	/s/ LINDA A. GANIM
Linda A. Ganim
Vice President and Chief Accounting Officer
(Principal Accounting Officer)