Form 10-K
period 2005-12-31
LITHIA MOTORS INC
filed 2006-03-08
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2005

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

 (Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes ☐     No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $432,119,137, computed by reference to the last sales price ($28.85) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2005).

The number of shares outstanding of the Registrant’s common stock as of March 1, 2006 was: Class A: 15,726,772 shares and Class B: 3,762,231 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2006 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.

2005 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS

PART I

Item 1.	Business

Item 1A.	Risk Factors

Item 1B.	Unresolved Staff Comments

Item 2.	Properties

Item 3.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 6.	Selected Financial Data

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Item 8.	Financial Statements and Supplementary Data

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Item 9A.	Controls and Procedures

Item 9B.	Other Information

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.	Certain Relationships and Related Transactions

Item 14.	Principal Accountant Fees and Services

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Signatures

PART I

Item 1. Business

Forward Looking Statements

Some of the statements under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-K constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A. to this Form 10-K.

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

Compliance with Section 303A of the NYSE Listed Company Manual

As required by the NYSE Corporate Governance Standards, we filed the appropriate certifications with NYSE in 2005 confirming that the CEO is not aware of any violations of the NYSE Corporate Governance Standards and we also filed with the SEC in 2005 the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of March 6, 2006, we offered 25 brands of new vehicles through 187 franchises in 93 stores in the Western United States and over the Internet. As of March 6, 2006, we operated 16 stores in Oregon, 14 in Texas, 12 in Washington, 11 in California, 7 in Idaho, 7 in Colorado, 7 in Alaska, 7 in Montana, 6 in Nevada, 3 in Nebraska, 2 in South Dakota and 1 in New Mexico. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

We currently achieve gross profit margins above industry averages by selling a higher ratio of retail used vehicles to new vehicles and by arranging finance and extended warranty contracts for a greater percentage of our customers. In 2005, we achieved a gross profit margin of 17.2%.

We were founded in 1946 and incorporated in 1968. Our two senior executives have managed the company for more than 35 years. Since our initial public offering in 1996, we have grown from 5 to 93 stores, primarily through an aggressive acquisition program that has been accretive to our earnings, increasing annual revenues from $143 million in 1996 to $2.9 billion in 2005. In addition, since our initial public offering through December 31, 2005, we have achieved compound annual growth rates of 40% per year for revenues, 39% per year for net income and 20% per year for earnings per share, together with a 2.9% average annual same store sales increase.

The Industry

At approximately $1.0 trillion in annual sales, automotive retailing is the largest retail trade sector in the United States and comprises roughly 10% of the GDP. The industry is highly fragmented with the 100 largest automotive retailers generating approximately 17% of total industry revenues in 2004. The number of franchised stores in the U.S. has declined in the last 20 years from approximately 24,725 stores in 1983 to approximately 21,650 in 2004. The average price of a new vehicle sold in the past ten years increased 46% from $19,200 in 1994 to $28,050 in 2004. In addition to these new vehicle outlets, used vehicles are sold by approximately 53,000 independent used vehicle dealers and through casual (person to person) transactions. New vehicles can only be sold through automotive retail stores franchised by auto manufacturers. These franchise stores have designated trade territories under state franchise law protection, which limits the number of new stores that can be opened in any given area.

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

Unlike many other retailing segments, automotive manufacturers provide unparalleled support to the automotive retailer. Manufacturers often bear the burden of markdown risks on slow-moving inventory as they provide aggressive dealer and customer incentives to clear aged inventory in order to free the inventory pipeline for new purchases. In addition, an automotive retailer’s cash investment in inventory is relatively small, given floorplan financing from manufacturers. Furthermore, manufacturers provide low-cost financing for working capital and acquisitions and credit to consumers to finance vehicle purchases, as well as pay market rate prices to their dealers for servicing vehicles under manufacturers’ warranties.

Sales in the automotive sector are affected by general economic conditions including rates of employment, income growth, interest rates and consumer sentiment.

U.S. new vehicle sales were 16.99 million units in 2005, a 0.5% increase compared to 16.90 million units in 2004. In 2005, new vehicle sales continued to be driven by generous incentives, such as “employee pricing,” cash rebates, low-rate financing and attractive lease options. New vehicle sales usually decline during a weak economy; however, the higher margin service and parts business typically benefits in the same environment because consumers tend to keep their vehicles longer. Strong sales of new vehicles in recent years have provided a population of vehicles for future service and parts revenues. Automotive retailers benefit from their designation as an exclusive warranty and recall service provider of a manufacturer. For the typical manufacturer’s warranty, this provides an automotive retailer with a period of at least 3 years of repeat business for service covered by warranty. Extended warranties can add two or more years to this repeat servicing period.

Profitability amongst automotive retailers will vary and depends in part on local economic conditions, competition, product mix, effective management of inventory, marketing, quality control and responsiveness to customers. In 2004, new vehicles accounted for an estimated 60.9% of industry revenues. The remaining 39.1% of revenues were derived from used vehicles sales of 27.6% and service and parts sales of 11.5%. Finance and insurance sales are included in the new and used vehicle sales numbers. Industry gross profit margins on new vehicles were 5.2% in 2004.

Automotive retailers have much lower fixed overhead costs than automobile manufacturers and parts suppliers. Variable and discretionary costs, such as sales commissions and personnel, advertising and inventory finance expenses, can be adjusted to more closely match new vehicle sales. Variable and discretionary costs account for an estimated 60-65% of the industry’s total expenses. Moreover, an automotive retailer can enhance its profitability from sales of higher margin products and services. Gross profit margins for the parts and service business are significantly higher at approximately 48%, given the labor-intensive nature of the product category. Gross profit margins for finance and insurance are virtually 100% as they are fee driven income items. These supplemental, high margin products and services provide substantial incremental revenue and net income, decreasing reliance on the highly competitive new vehicle sales.

Store Operations

Each of our stores is its own profit center and is managed by a general manager who has primary responsibility for pricing, personnel and advertising. In order to provide additional support for improving performance, we make available to each store a team of specialists in new vehicle sales, used vehicle sales, finance and insurance, service and parts, and back-office administration.

The following tables set forth information about our stores as of March 6, 2006:

State	Number of Stores	Number of Franchises	Percent of Total 2005 Annualized Revenue
Oregon	16	35	16%
California	11	27	16
Texas	14	26	16
Washington	12	21	12
Colorado	7	14	8
Alaska	7	11	7
Idaho	7	12	7
Montana	7	18	6
Nevada	6	10	5
Nebraska	3	6	4
South Dakota	2	3	2
New Mexico	1	4	1
Total	93	187	100%

Location	Store	Franchises	Year Opened/ Acquired
OREGON
Eugene	Lithia Chrysler Dodge of Eugene	Dodge, Dodge Truck, Chrysler	1996/2005
	Lithia Nissan of Eugene	Nissan	1998
	Saturn of Eugene	Saturn	2000
Grants Pass	Lithia’s Grants Pass Auto Center	Dodge, Dodge Truck, Chrysler, Jeep	Pre-IPO
Klamath Falls	Lithia Klamath Falls Auto Center	Toyota, Dodge, Dodge Truck, Chrysler, Jeep	1999
Medford	Lithia Chrysler Jeep Dodge	Dodge, Dodge Truck, Chrysler, Jeep	Pre-IPO
	Lithia Honda	Honda	Pre-IPO
	Lithia Nissan	Nissan	1998
	Medford BMW	BMW	1998
	Lithia Toyota	Toyota, Scion	Pre-IPO
	Lithia Volkswagen	Volkswagen	Pre-IPO
	Saturn of Southwest Oregon	Saturn	Pre-IPO

Location	Store	Franchises	Year Opened/ Acquired
Oregon City (Portland)	Lithia Subaru of Oregon City	Subaru	2002
Roseburg	Lithia Ford Lincoln Mercury of Roseburg	Ford, Lincoln, Mercury	1999
	Lithia Chrysler Jeep Dodge of Roseburg	Dodge, Dodge Truck, Chrysler, Jeep	1999
Springfield (Eugene)	Lithia Toyota of Springfield	Toyota, Scion	1998

TEXAS
San Angelo	All American Chrysler Jeep Dodge of San Angelo	Dodge, Dodge Truck, Jeep, Chrysler	2002
	Honda of San Angelo	Honda	2002
	All American Chevrolet of San Angelo	Chevrolet	2002
Odessa	All American Chrysler Jeep Dodge of Odessa	Dodge, Dodge Truck, Jeep, Chrysler	2002

	All American Chevrolet of Odessa	Chevrolet	2002
	Lithia Toyota of Odessa	Toyota, Scion	2004
	All American Hyundai of Odessa	Hyundai	2005
Midland	All American Chrysler Dodge Jeep of Midland	Dodge, Dodge Truck, Jeep, Chrysler	2002/2005
	All American Chevrolet of Midland	Chevrolet	2002
	Lithia Honda of Midland	Honda	2005
Grapevine	Lithia Dodge of Grapevine	Dodge, Dodge Truck	2003
Abilene	Lithia Toyota of Abilene	Toyota	2005
	Lithia Honda of Abilene	Honda	2005
Corpus Christi	Lithia Dodge of Corpus Christi	Dodge, Dodge Truck	2005

WASHINGTON
Bellevue (Seattle)	Chevrolet Hummer of Bellevue	Chevrolet	2001
		Hummer	2002
Issaquah (Seattle)	Chevrolet of Issaquah	Chevrolet	2001
Kennewick	Honda of Tri-Cities	Honda	2000
	Lithia Dodge of Tri-Cities	Dodge, Dodge Truck	1999
Renton	Lithia Chrysler Jeep Dodge of Renton	Chrysler, Jeep, Dodge, Dodge Truck	2000
	Lithia Hyundai of Renton	Hyundai	2002
Richland	Lithia Ford of Tri-Cities	Ford	2000
Seattle	Seattle BMW	BMW	2001
Spokane	Lithia Camp Chevrolet Cadillac	Chevrolet, Cadillac	1998
	Lithia Camp Imports	Subaru, BMW	1998
	Mercedes-Benz of Spokane	Mercedes	2003
Wenatchee	Lithia Chrysler Dodge of Wenatchee	Chrysler, Dodge, Dodge Truck	2005

CALIFORNIA
Concord	Lithia Chrysler Jeep Dodge of Concord	Dodge, Dodge Truck, Chrysler, Jeep	1997/2005
Fresno	Lithia Ford of Fresno	Ford	1997
	Lithia Nissan Hyundai of Fresno	Nissan, Hyundai	1998
	Lithia Mazda Suzuki of Fresno	Mazda, Suzuki	1997
Redding	Lithia Chevrolet of Redding	Chevrolet	1998
	Lithia Toyota of Redding	Toyota, Scion	1998
Vacaville	Lithia Toyota of Vacaville	Toyota, Scion	1996
Burlingame	Lithia Chrysler Jeep Dodge of Burlingame	Chrysler, Dodge, Dodge Truck, Jeep	2002
Santa Rosa	Lithia Chrysler Jeep Dodge of Santa Rosa	Chrysler, Dodge, Dodge Truck, Jeep	2003/2004
Fairfield	Lithia Dodge of Fairfield	Dodge, Dodge Truck	2003
Eureka	Lithia Chrysler Dodge of Eureka	Chrysler, Dodge, Dodge Truck	2005

Location	Store	Franchises	Year Opened/ Acquired
IDAHO
Boise	Lithia Ford of Boise	Ford	2000
	Chevrolet of Boise	Chevrolet	1999
	Lithia Lincoln-Mercury of Boise	Lincoln, Mercury	1999
Caldwell	Chevrolet of Caldwell	Chevrolet	2001
Pocatello	Honda of Pocatello	Honda	2001
	Lithia Chrysler Dodge Hyundai of Pocatello	Chrysler, Dodge, Dodge Truck, Hyundai	2001
Twin Falls	Chevrolet Cadillac of Twin Falls	Chevrolet, Cadillac	2003

COLORADO
Aurora (Denver)	Lithia Dodge of Cherry Creek	Dodge, Dodge Truck	1999
	Lithia Colorado Chrysler Jeep	Chrysler, Jeep	1999
Colorado Springs	Lithia Colorado Springs Jeep Chrysler	Jeep, Chrysler	1999
Englewood (Denver)	Lithia Centennial Chrysler Jeep	Chrysler, Jeep	1999
Fort Collins	Lithia Chrysler Jeep Dodge of Fort Collins	Dodge, Dodge Truck, Chrysler, Jeep	1999
	Lithia Hyundai of Fort Collins	Hyundai	1999
Thornton (Denver)	Lithia Volkswagen of Thornton	Volkswagen	2002

ALASKA
Anchorage	Lithia Chrysler Jeep of Anchorage	Chrysler, Jeep	2001
	Lithia Dodge of South Anchorage	Dodge, Dodge Truck	2001
	Lithia Hyundai of Anchorage	Hyundai	2003
	Chevrolet of South Anchorage	Chevrolet, Saab	2004
	BMW of Anchorage	BMW	2004
Fairbanks	Chevrolet Cadillac of Fairbanks	Chevrolet, Cadillac	2003
Wasilla	Chevrolet of Wasilla	Chevrolet	2004

MONTANA
Missoula	Lithia Chrysler Dodge of Missoula	Chrysler, Dodge, Dodge Truck	2003
Billings	Lithia Dodge of Billings	Dodge, Dodge Truck	2003
Helena	Chevrolet of Helena	Chevrolet	2004
	Lithia Chrysler Dodge of Helena	Chrysler, Dodge, Dodge Truck	2004
Great Falls	Lithia Chrysler Jeep Dodge of Great Falls	Chrysler, Dodge, Dodge Truck, Jeep	2004
	Honda of Great Falls	Honda	2004
Butte	Lithia Chrysler Dodge Jeep of Butte	Chrysler, Dodge, Dodge Truck, Jeep	2005

NEVADA
Reno	Lithia L/M/Audi Isuzu of Reno	Audi, Lincoln, Mercury, Isuzu	1997
	Lithia Hyundai of Reno	Hyundai	1997
	Lithia Reno Subaru	Subaru	1999
	Lithia Volkswagen of Reno	Volkswagen	1998
	Lithia Chrysler Jeep of Reno	Chrysler, Jeep	2004
Sparks	Lithia Sparks (satellite of Lithia Reno)	Suzuki	1997

NEBRASKA
Omaha	Lithia Ford of Omaha	Ford	2002
	Mercedes-Benz of Omaha	Mercedes	2002
	Lithia Chrysler Jeep Dodge of Omaha	Chrysler, Jeep, Dodge, Dodge Truck	2005

SOUTH DAKOTA
Sioux Falls	Chevrolet of Sioux Falls	Chevrolet	2000
	Lithia Dodge of Sioux Falls	Dodge, Dodge Truck	2001

NEW MEXICO
Santa Fe	Lithia Chrysler Jeep Dodge of Santa Fe	Chrysler, Jeep, Dodge, Dodge Truck	2004

New Vehicle Sales

In 2005, we sold 25 domestic and imported brands ranging from economy to luxury cars, sport utility vehicles, minivans and light trucks.

Manufacturer	Percent of Total Revenue	Percent of New Vehicle Sales in 2005
DaimlerChrysler (Chrysler, Dodge, Jeep, Dodge Trucks)	23.4%	40.6%
General Motors (Chevrolet, Saturn, Cadillac, Hummer)	12.1	21.2
Toyota, Scion	5.0	8.8
Ford (Ford, Lincoln, Mercury)	4.8	8.4
BMW	2.2	3.9
Nissan	2.0	3.5
Honda	1.9	3.4
Hyundai	1.8	3.2
Subaru	1.5	2.6
Volkswagen, Audi	1.1	1.9
Mercedes	0.8	1.4
Mazda	0.3	0.6
Suzuki	0.2	0.4
Saab	*	0.1
Isuzu	*	*
	57.1%	100.0%

* Less than 0.1%

Our unit and dollar sales of new vehicles from continuing operations were as follows:

	Year Ended December 31,
	2005	2004	2003	2002	2001
New vehicle units	59,956	54,839	52,605	46,929	37,190
New vehicle sales (in thousands)	$1,676,607	$1,541,102	$1,407,874	$1,218,364	$926,981
Average selling price	$27,964	$28,102	$26,763	$25,962	$24,926

The average selling price of new vehicles decreased in 2005 compared to 2004 due to a shift in the vehicle mix away from higher-priced trucks and SUVs.

We purchase our new car inventory directly from manufacturers, who generally allocate new vehicles to stores based on the number of vehicles sold by the store on a monthly basis and by the store’s market area. Accordingly, we rely on the manufacturers to provide us with vehicles that consumers’ desire and to supply us with such vehicles at suitable locations, quantities and prices. However, high demand vehicles often are in short supply. We attempt to exchange vehicles with other automotive retailers (and amongst our own stores) to accommodate customer demand and to balance inventory.

We post the manufacturer’s suggested retail price (MSRP) on every vehicle, as required by law. We negotiate the final sales price of a new vehicle individually with the customer. We sell many of our higher volume vehicles under our “Promo Price” program. This program markets vehicles at an affordable price that is less than MSRP.

In 2006, we will be introducing a new initiative under which all sales personnel will have interactive personal computers, which will allow the salesperson to quickly and efficiently enter data and interact with the customer to speed up the sales process. Vehicle and customer information will immediately be downloaded onto the appropriate forms necessary to complete the sales process, eliminating, over time, the need for paperwork to be done by hand. The goal of this initiative is to create a simplified and more efficient process for both the salesperson and the customer, speeding up the sales process and improving the customer’s experience. This initiative will be used for new and used vehicle sales.

Used Vehicle Sales

At each new vehicle store, we also sell used vehicles. Used vehicle sales are an important part of our overall profitability. In 2005, retail used vehicle sales generated a gross profit margin of 15.7% compared with a gross profit margin of 7.9% for new vehicle sales.

Since the beginning of 2002, the used vehicle market has been negatively impacted by strong competition from the new vehicle market, with heavy manufacturer incentives in the form of cash rebates, discounted pricing and low interest financing. In the first quarter of 2005, the used vehicle market showed positive signs as a result of constrained industry supply, which led to improvements in retail pricing and margins. In the second and third quarters of 2005, we experienced an increase in trade-ins of quality used vehicles in connection with the domestic manufacturers “employee pricing” programs. We received these trade-ins at good valuations and, in the fourth quarter of 2005, we had a strong used vehicle cycle as we sold much of what we brought into inventory in the previous quarters.

We implemented new procedures in the used vehicle business, which have also demonstrated positive results for this important business line:

•                  We conduct our own local used vehicle auctions in select markets and manage the disposal of used vehicles at larger auctions. The process is centralized and controlled at the management level.

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

In addition, as a complement to our ongoing used vehicle operation at each store, we use specialists in our support services group to increase the acquisition of used vehicles. We believe that this will help bolster sales volumes in the 3 to 7 year old vehicle market.

Our used vehicle operations give us an opportunity to:

•                  generate sales to customers financially unable or unwilling to purchase a new vehicle;

•                  increase new and used vehicle sales by aggressively pursuing customer trade-ins; and

•                  increase service contract sales and provide financing to used vehicle purchasers.

In 2005, we sold approximately 1.1 used vehicles (retail and wholesale combined) for every retail new vehicle sold.

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

In addition to selling used vehicles to retail customers, we wholesale to other automotive retailers and to other wholesalers used vehicles that are in poor condition and vehicles that have not sold promptly.

Our used vehicle sales from continuing operations were as follows:

	Year Ended December 31,
	2005	2004	2003	2002	2001
Retail used vehicle units	43,377	40,836	40,951	40,781	35,845
Retail used vehicle sales (in thousands)	$675,043	$617,336	$596,583	$594,616	$481,215
Average selling price	$15,562	$15,117	$14,568	$14,581	$13,425

Wholesale used vehicle units	24,078	22,336	25,586	24,475	18,081
Wholesale used vehicle sales (in thousands)	$141,920	$119,358	$120,891	$121,445	$83,137
Average selling price	$5,894	$5,344	$4,725	$4,962	$4,598

Total used vehicle units	67,455	63,172	66,537	65,256	53,926
Total used vehicle sales (in thousands)	$816,963	$736,694	$717,474	$716,061	$564,352
Average selling price	$12,111	$11,662	$10,783	$10,973	$10,465

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

In 2005, we provided financing or other insurance products for 78% of our new vehicle sales and 73% of our retail used vehicle sales. Our average finance and insurance revenue per retail vehicle totaled $1,059 in 2005.

We earn a portion of the financing charge by discounting each finance contract we write and subsequently sell to a lender. We usually arrange financing for customers by selling the contracts to outside sources on a non-recourse basis to avoid the risk of default. During 2005, we directly financed less than 0.01% of our vehicle sales.

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

Service, Body and Parts

Our automotive service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service primarily for the new vehicle brands sold by our stores, but we also service other vehicles. In 2005, our service, body and parts operations generated $309.5 million in revenues, or 10.5% of total revenues. We set prices to reflect the difficulty of the types of repair and the cost and availability of parts. Our focus on service advisor training in 2005, as well as a number of pricing and cost saving initiatives across the entire service and parts business lines, led to improvements in same-store service, body and parts sales in 2005 compared to 2004, as well as improvements in gross profit margins achieved.

The service, body and parts businesses provide important repeat revenues to the stores. We market our parts and service products by notifying the owners of vehicles when their vehicles are due for periodic service. This encourages preventive maintenance rather than post-breakdown repairs. We offer a lifetime oil and filter service, which, in 2005, was purchased by 38% of our new and used vehicle buyers. This service helps us retain customers, and provides opportunities for repeat parts and service business. Revenues from the service, body and parts departments are particularly important during economic downturns as owners tend to repair their existing used vehicles rather than buy new vehicles during such periods. This limits the effects of a drop in new vehicle sales that may occur in a slow economic environment.

We operate seventeen collision repair centers: four in Texas, three in Oregon and two each in Idaho and Alaska and one each in Washington, Montana, Colorado, Nevada, South Dakota and Nebraska.

Marketing

We market ourselves as “America’s Car & Truck Store” and as “Driving America.” We use most types of advertising, including television, newspaper, radio, direct mail, and an Internet web site. Advertising expense, net of manufacturer credits, was $19.3 million during 2005, with 36% of the total amount used for print media, 18% for television, 17% for radio, 8% for Internet and 21% for direct mail and other sources. We advertise to develop our image as a reputable automotive retailer, offering quality service, affordable automobiles and financing for all buyers. The automobile manufacturers pay for many of our advertising and marketing expenditures. The manufacturers also provide us with market research, which assists us in developing our own advertising and marketing campaigns. In addition, our stores advertise special discounts or other targeted promotions to attract customers. By owning a cluster of stores in a particular market, we save money from volume discounts and other media concessions. We also participate as a member of advertising cooperatives and associations, whose members pool their resources and expertise with manufacturers to develop advertising campaigns.

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

Management Information System

We consolidate, process and maintain financial information, operational and accounting data, and other related statistical information on centralized computers. We have a fully operational intranet with each store directly connected to headquarters. Our systems are based on an ADP platform for the main database, and information is processed and analyzed utilizing customized financial reporting software from Hyperion Solutions. Senior management can access detailed information from all of our locations regarding:

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

Our management information system is particularly important to successfully operating new stores. Following each acquisition, we immediately install our management information system at each location. This quickly makes financial, accounting and other operational data easily available throughout the company. With this information, we can more efficiently execute our operating strategy at each new store.

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

We sign master framework agreements with most manufacturers that impose additional requirements on our stores. See Item 1A. “Risk Factors” for further details.

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

We are larger and have more financial resources than most private automotive retailers with which we currently compete in most of our regional markets. We compete directly with retailers like ourselves in our metropolitan markets like Denver, Colorado, Seattle, Washington and Concord, California. As we enter other metropolitan markets, we may face competitors that are larger or have access to greater financial resources. We do not have any cost advantage in purchasing new vehicles from manufacturers. We rely on advertising and merchandising, sales expertise, service reputation and location of our stores to sell new vehicles.

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

Regulation

Our business is subject to extensive regulation, supervision and licensing under federal, state and local laws, ordinances and regulations. State and federal regulatory agencies, such as the Department of Motor Vehicles, the Occupational Safety and Health Administration, the EEOC (Equal Employment Opportunity Commission) and the U.S. Environmental Protection Agency, have jurisdiction over the operation of our stores, service centers, collision repair shops and other operations. They regulate matters such as consumer protection, employment practices, workers’ safety and air and water quality.

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

Employees

As of December 31, 2005, we employed approximately 5,692 persons on a full-time equivalent basis. We believe we have good relationships with our employees.

Item 1A. Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Our ability to increase revenues through our acquisition growth strategy depends on our ability to acquire and successfully integrate additional stores.

General.   The U.S. automobile industry is considered a mature industry in which minimal growth is expected in unit sales of new vehicles. Accordingly, a principal component of our growth in sales is to make additional acquisitions in our existing markets and in new geographic markets. To complete the acquisitions of additional stores, we need to successfully address each of the following challenges.

Limitations on our capital resources may prevent us from capitalizing on acquisition opportunities.  Acquisitions of additional stores will require substantial capital investment. Limitations on our capital resources would restrict our ability to complete new acquisitions. Further, the use of any financing source could have the effect of reducing our earnings per share.

We have financed our past acquisitions from a combination of the cash flow from our operations, borrowings under our credit arrangements and issuances of our common stock. We expect cash on hand together with our other financing resources to be sufficient for our currently anticipated acquisition program through 2007. If we are unable to obtain financing on acceptable terms, we may be required to slow the pace of our acquisition plans, which may materially and adversely affect our acquisition growth strategy.

Generally, we use cash and available credit facilities for acquisitions. However, on occasion, we have financed acquisitions by issuing shares of our common stock as partial consideration for acquired stores. The viability of using common stock for acquisitions will depend on our willingness to issue shares, the market price of our common stock and the willingness of potential acquisition candidates to accept our common stock as part of the consideration for the sale of their businesses. Accordingly, our ability to make acquisitions could be adversely affected if the price of our common stock declines or, alternatively, is perceived as fully valued. If potential acquisition candidates are unwilling to accept our common stock as partial consideration, we will be forced to rely solely on available cash from operations or debt financing, which could limit our acquisition and expansion plans.

Manufacturers may restrict our ability to make new acquisitions. We are required to obtain consent from the applicable manufacturer prior to the acquisition of a franchised store. In determining whether to approve an acquisition, a manufacturer considers many factors, including our financial condition, ownership structure, the number of stores currently owned and our performance with those stores. Most major manufacturers have now established limitations or guidelines on the:

•                  number of such manufacturers’ stores that may be acquired by a single owner;

•                  number of stores that may be acquired in any market or region;

•                  percentage of total sales that may be controlled by one automotive retailer group;

•                  ownership of stores in contiguous markets;

•                  frequency of acquisitions; and

•                  requirement that no other manufacturers’ brands be sold from the same store location.

DaimlerChrysler has issued a policy statement to all of its dealers stating that it may disapprove any acquisition if the buyer would own stores representing more than (i) 10% of any Business Center’s Annual Planning Potential; (ii) 5% of the Annual Planning Potential of the United States; or (iii) 20% of a Metro Market’s Annual Planning Potential. While we have reached these limits in certain local markets, there are many other markets available to us. There are approximately 4,300 Chrysler stores nationwide.

General Motors currently evaluates our acquisitions of GM stores on a case-by-case basis. GM, however, limits the maximum number of GM stores that we may acquire at any time to 50% of the GM stores, by franchise line, in a GM-defined geographic market area. GM has approximately 7,300 stores nationwide.

Ford currently limits the number of stores that we may own to the greater of (i) 15 Ford and 15 Lincoln Mercury stores and (ii) that number of Ford and Lincoln Mercury stores accounting for 5% of the preceding year’s total Ford, Lincoln and Mercury retail sales in the United States. In addition, Ford limits us to one Ford store in a Ford-defined market area having two or fewer authorized Ford stores and one-third of Ford stores in any Ford-defined market area having three or more authorized Ford stores. Ford has approximately 4,600 franchised stores nationwide.

Toyota restricts the number of stores that we may own and the time frame over which we may acquire them, and imposes specific performance criteria on existing stores as a condition to any future acquisitions. In order for us to acquire more than seven stores, we must execute Toyota’s standard Level Two Multiple Ownership Agreement. Under the Level Two Multiple Ownership Agreement, we may acquire more than seven stores over a minimum of seven semi-annual periods, up to a maximum number of stores equal to 5% of Toyota’s aggregate national annual retail sale volume. In addition, Toyota restricts the number of Toyota stores that we may acquire in any Toyota-defined region and Metro market, as well as any contiguous market. Toyota has approximately 1,200 stores nationwide.

With respect to other manufacturers, we do not believe existing numerical limitations will materially restrict our acquisition program for many years.

A manufacturer also considers our past performance as measured by their customer satisfaction index, or CSI, scores and sales performance at our existing stores. At any point in time, some of our stores may have CSI scores below the manufacturers’ sales zone averages or have achieved sales performances below the targets manufacturers have set. Our failure to maintain satisfactory CSI scores and to achieve sales performance goals could restrict our ability to complete future acquisitions. We currently have, and at any point in the future may have, manufacturers that restrict our ability to complete future acquisitions.

We may be unable to improve profitability of newly acquired stores.  Many of the stores we acquire have pretax margins below our historical pretax margin. Our ability to improve the profitability of newly acquired stores depends in large part on our ability at such stores to:

•                  increase new vehicle sales;

•                  improve sales of higher margin used vehicles and finance and insurance products;

•                  train and motivate store management;

•                  achieve cost savings and realize revenue enhancing opportunities; and

•                  improve inventory, accounts receivable and other controls.

If we fail to maintain or improve the profitability of newly acquired stores, we may be unable to maintain our historical pretax margin. Further, failure to improve the performance of under-performing stores could preclude us from receiving manufacturer approval for any new acquisitions of that brand.

Competition with other automotive retailers for attractive acquisition targets could restrict our ability to complete new acquisitions.   In the current economic environment, we are presented with an increasing number of attractive acquisition opportunities. However, we compete with several other public and private national automotive retailers, some of which have greater financial and managerial resources. Competition with existing automotive retailers and those formed in the future may result in fewer attractive acquisition opportunities and increased acquisition costs. If we cannot negotiate acquisitions on acceptable terms, our future revenue growth will be significantly limited.

The loss of key personnel or the failure to attract additional qualified management personnel could adversely affect our operations and growth.

Our success depends to a significant degree on the efforts and abilities of our senior management, particularly Sidney B. DeBoer, our Chairman and Chief Executive Officer, Bryan B. DeBoer, our President and Chief Operating Officer, M. L. Dick Heimann, our President of Corporate Affairs, R. Bradford Gray, Executive Vice President and Don Jones, Jr., our Senior Vice President, Retail Operations. Further, we have identified Mr. Sidney B. DeBoer, Mr. Heimann and/or Mr. Bryan B. DeBoer in most of our store franchise agreements as the individuals who control the franchises and upon whose financial resources and management expertise the manufacturers may rely when awarding or approving the transfer of any franchise. The loss of any of these individuals could have a material adverse effect on our on-going relationship with the manufacturers.

We place substantial responsibility on our general managers for the profitability of their stores. We have increased our number of stores from 5 in 1996 to 93 as of March 6, 2006. Many stores are offered for sale to us to enable the owner/manager to retire. These potential acquisitions are viable to us only if we are able to obtain replacement management. This has resulted in the need to hire many additional managers. As we continue to expand, the need for additional experienced managers will become even more critical. The market for qualified general managers is highly competitive. The loss of the services of key management personnel or the inability to attract additional qualified general managers could have a material adverse effect on our business and the execution of our acquisition growth strategy.

Our stores depend on vehicle sales and, therefore, our success depends in large part upon the overall demand for the particular lines of vehicles that each of our stores sell and the ability of the manufacturers to continue to deliver such vehicles.

Our Chrysler, GM, Ford and Toyota stores represent over three-fourths of our total new vehicle retail sales. Chrysler alone accounts for over a third of those sales. Demand for our primary manufacturers’ vehicles as well as the financial condition, management, marketing, production and distribution capabilities of these manufacturers can significantly affect our business. Events that adversely affect a manufacturer’s ability to timely deliver new vehicles, such as labor disputes and other production disruptions, including delays that sometimes occur during periods of new product introductions, may adversely affect us by reducing our supply of popular new vehicles and leading to lower sales in our stores during those periods than would otherwise occur. Further, any event that causes adverse publicity involving any of our manufacturers or their vehicles could reduce sales of those vehicles and adversely affect our sales and profits.

Certain manufacturers, including GM and Ford, have incurred substantial operating losses in recent periods that could jeopardize their ability to develop new competitive models. Moreover, if their financial condition does not improve, they may be forced to seek protection from creditors in bankruptcy. Any reorganization might result in an elimination of certain makes or models, a disruption in vehicle deliveries, a delay in the introduction of new models, the elimination of certain dealership locations or a combination of these consequences. Without a successful reorganization, continued sustained losses could result in the cessation of operations. The bankruptcy of one of our major manufacturing partners would likely have a material adverse affect on our results of operations.

Cyclical downturns in the automobile industry that reduce our vehicle sales may adversely affect our profitability.

The automobile industry is cyclical and historically has experienced downturns characterized by oversupply and weak demand. Many factors affect the industry, including general economic conditions, consumer confidence, personal discretionary spending levels, interest rates and credit availability. We cannot guarantee that the industry will not experience sustained periods of decline in vehicle sales in the future. Any such decline could have an adverse effect on our business.

The automobile industry also experiences seasonal variations in revenue. Demand for automobiles is generally lower during the winter months than in other seasons, particularly in our market areas that experience harsh winters. Accordingly, we expect revenues and operating results generally to be lower in our first and fourth quarters than in our second and third quarters for existing stores. With respect to our company, the timing and volume of our acquisitions has had a greater effect on our revenues than seasonal sales variations.

Hostilities in the Middle East or other factors that significantly increase gasoline prices can be expected to reduce vehicle sales.

Historically, in times of rapid increase in crude oil and gasoline prices, sales of vehicles have dropped, particularly in the short term, as consumer confidence wanes and fuel costs become more prominent to the consumer’s buying decision. In sustained periods of higher fuel costs, consumers who do purchase vehicles tend to prefer smaller, more fuel efficient vehicles or hybrid powered vehicles currently in limited supply.

The majority of our new vehicle sales are of domestic manufacture and are predominately SUVs and light trucks. These vehicles generally provide us with higher gross profit margins. A significant drop in sales volume in these vehicles would adversely affect our level of profits.

The ability of our stores to make new vehicle sales depends in large part upon the manufacturers and, therefore, any disruption or change in our relationships with manufacturers may materially and adversely affect our profitability.

We depend on the manufacturers to provide us with a desirable mix of new vehicles. The most popular vehicles usually produce the highest profit margins and are frequently in short supply. If we cannot obtain sufficient quantities of the most popular models, our profitability may be adversely affected. Sales of less desirable models may reduce our profit margins.

We depend on the manufacturers for sales incentives and other programs that are intended to promote sales or support our profitability. Manufacturers historically have made many changes to their incentive programs during each year. A discontinuation or change in manufacturers’ incentive programs could adversely affect our business. Moreover, some manufacturers use a store’s CSI scores as a factor for participating in incentive programs. Accordingly, our failure to meet CSI standards at our stores could have a material adverse effect on us.

Each of our stores operates pursuant to a franchise agreement with each of the respective manufacturers for which it serves as franchisee. Manufacturers exert significant control over our stores through the terms and conditions of their franchise agreements, including provisions for termination or non-renewal for a variety of causes. From time-to-time, certain of our stores have failed to comply with certain provisions of their franchise agreements. These agreements and state law, however, generally afford us the opportunity to cure violations and no manufacturer has terminated or failed to renew any franchise agreement with us. If a manufacturer terminates or fails to renew one or more of our significant franchise agreements, such action could have a material adverse effect on us.

Our franchise agreements also specify that, in certain situations, we cannot operate a franchise by another manufacturer in the same building as the manufacturer’s franchised store. This may require us to build new facilities at a significant cost. In addition, some manufacturers are in the process of realigning their stores along defined channels, such as combining Chrysler and Jeep in one location. As a result, manufacturers may require us to move or sell certain stores. Moreover, our manufacturers generally require that the store meet defined image standards. All of these commitments could require us to make significant capital expenditures.

Some of our franchise agreements prohibit transfers of ownership interests of a store or, in some cases, its parent. The most prohibitive restriction, which has been imposed by various manufacturers, provides that, under certain circumstances, we may lose a franchise if a person or entity acquires an ownership interest in us above a specified level (ranging from 20% to 50% depending on the particular manufacturer’s restrictions and falling as low as 5% if another vehicle manufacturer is the entity acquiring the ownership interest) without the approval of the applicable manufacturer. Violations by our stockholders or prospective stockholders are generally outside of our control and may result in the termination or non-renewal of one or more of our franchises, which may have a material adverse effect on us.

With the breadth of our operations and volume of transactions, compliance with the many federal and state consumer protection and motor vehicle laws cannot be assured. Fines and administration sanctions can be severe.

We are subject to numerous consumer protection and department of motor vehicles laws in each of the 12 states in which we have stores, as well as federal consumer protection laws. With the number of stores we operate, the number of personnel we employ and the large volume of transactions we handle, it is likely that technical mistakes will be made. If there are unauthorized activities of serious magnitude, the state and federal authorities have the power to impose civil monetary penalties and sanctions, suspend or withdraw dealer licenses or take other actions that could materially impair our activities or our ability to acquire new stores in those states where violations occurred.

Import product restrictions and foreign trade risks may impair our ability to sell foreign vehicles profitably.

Certain vehicles we sell, as well as certain major components of vehicles we sell, are manufactured outside the United States. Accordingly, we are affected by import and export restrictions of various jurisdictions and are dependent to some extent on general economic conditions in, and political relations with, a number of foreign countries. Additionally, fluctuations in currency exchange rates may increase the price and adversely affect our sales of vehicles produced by foreign manufacturers. Imports into the United States may also be adversely affected by increased transportation costs and tariffs, quotas or duties, any of which could have a material adverse effect on us.

Environmental, health or safety regulations could have a material adverse effect on our results of operations or financial condition or cause us to incur significant expenditures.

We are subject to various federal, state and local environmental, health and safety regulations governing, among other things, the generation, storage, handling, use, treatment, recycling, transportation, disposal and remediation of hazardous material and the emission and discharge of hazardous material into the environment. Under certain environmental regulations, we could be held responsible for all of the costs relating to any contamination at our present or our predecessors’ past facilities and at third party waste disposal sites. We are aware of contamination at certain of our facilities, and we are in the process of conducting investigations and/or remediation at some of these properties. In certain cases, the current or prior property owner is conducting the investigation and/or remediation or we have been indemnified by either the current or prior property owner for such contamination. There can be no assurances that these owners will remediate or continue to remediate these properties or pay or continue to pay pursuant to these indemnities. We are also required to obtain permits from governmental authorities for certain operations. If we violate or fail to fully comply with these regulations or permits, we could be fined or otherwise sanctioned by regulators.

Environmental, health and safety regulations are becoming increasingly more stringent. There can be no assurances that the costs of compliance with these regulations will not result in a material adverse effect on our results of operations or financial condition or that additional environmental, health or safety matters will not arise or new conditions or facts will not develop in the future at our currently or formerly owned or operated facilities, or at sites that we may acquire in the future, which will require us to incur significant expenditures.

The sole voting control of our company is held by Sidney B. DeBoer who may have interests different from your interests.

Lithia Holding Company, LLC, of which Sidney B. DeBoer, our Chairman and Chief Executive Officer, is the sole managing member, holds all of the outstanding shares of our Class B common stock. A holder of Class B common stock is entitled to ten votes for each share held, while a holder of Class A common stock is entitled to one vote per share held. On most matters, the Class A and Class B common stock vote together as a single class. As of March 6, 2006, Lithia Holding controlled approximately 71% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and most other stockholder actions. Therefore, Lithia Holding will control the election of our Board of Directors and will be in a position to control the policies and operations of the company. In addition, because Mr. DeBoer is the managing member of Lithia Holding, he currently controls and will continue to control, all of the outstanding Class B common stock, thereby allowing him to control the company. So long as at least 16 2/3% of the total number of shares outstanding are shares of Class B common stock, the holders of Class B common stock will be able to control all matters requiring approval of 66 2/3% or less of the aggregate number of votes. Absent a significant increase in the number of shares of Class A common stock outstanding or conversion of Class B common stock into Class A common stock, the holders of shares of Class B common stock will be entitled to elect all members of the Board of Directors and control all matters subject to stockholder approval that do not require a class vote.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our stores and other facilities consist primarily of automobile showrooms, display lots, service facilities, seventeen collision repair and paint shops, supply facilities, automobile storage lots, parking lots and offices. We believe our facilities are currently adequate for our needs and are in good repair. We own some of our properties, but also lease many properties, providing future flexibility to relocate our retail stores as demographics change. Most leases give us the option to renew the lease for one or more lease extension periods. We also hold some undeveloped land for future expansion.

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

On April 28, 2004, Robert Allen and 29 other plaintiffs (“Allen Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 04-3032-HO) against Lithia Motors, Inc. and three of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon UTPA and common law fraud.  The Allen Plaintiffs seek damages, attorney’s fees and injunctive relief.  The Allen Plaintiffs’ Complaint stems from vehicle purchases made at Lithia dealerships between July 2000 and April 2001.  On August 27, 2004, we filed a Motion to Dismiss the Complaint.  On May 26, 2005, the Court entered an Order granting Defendants’ Motion to Dismiss plaintiffs’ state and federal RICO claims with prejudice.  The Court declined to exercise supplemental jurisdiction over plaintiffs’ UTPA and fraud claims.  Plaintiffs filed a Motion to Reconsider the dismissal Order. On August 23, 2005, the Court granted Plaintiffs’ Motion for Reconsideration and permitted the filing of a Second Amended Complaint (“SAC”).  On September 21, 2005, the Allen Plaintiffs, along with Ms. Phillips, filed the SAC.  In this complaint, the Allen plaintiffs seek actual damages that total less than $500,000, trebled, approximately $3.0 million in mental distress claims, trebled, punitive damages of $15.0 million, attorney’s fees and injunctive relief. The SAC added as defendants certain officers and employees of Lithia.  In addition, the SAC added a claim for relief based on the Truth in Lending Act (“TILA”).  On November 14th, 2005 we filed a second Motion to Dismiss the Complaint and a Motion to Compel Arbitration and are now awaiting the Court’s ruling.

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

We intend to vigorously defend all of the above matters and management believes that the likelihood of a judgment for the amount of damages sought in any of the cases is remote.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2005.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2004 and 2005:

	High	Low
2004
Quarter 1	$30.79	$24.60
Quarter 2	28.86	23.29
Quarter 3	24.93	20.55
Quarter 4	26.95	20.04

2005
Quarter 1	$29.95	$24.99
Quarter 2	29.25	23.60
Quarter 3	31.43	28.29
Quarter 4	32.04	25.10

The number of shareholders of record and approximate number of beneficial holders of Class A common stock at March 1, 2006 was 1,444 and 3,400, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company LLC.

Dividends declared and paid during 2004 and 2005 were as follows:

Quarter related to:	Dividend amount per share	Total amount of dividend (in thousands)
2003
Fourth quarter	$0.07	$1,304
2004
First quarter	0.07	1,312
Second quarter	0.08	1,505
Third quarter	0.08	1,512
Fourth quarter	0.08	1,528
2005
First quarter	0.08	1,536
Second quarter	0.12	2,312
Third quarter	0.12	2,322

We currently intend to continue paying quarterly dividends similar to those paid in the second half of 2005. In February 2006, the Board of Directors approved a quarterly dividend of $0.12 per share with respect to the fourth quarter of 2005. The payment of any dividends is subject to the discretion of our Board of Directors. Pursuant to our $150 million credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, total dividends and repurchases of our common stock cannot exceed $25.0 million over the term of the agreement. To date, over the term of the agreement, we have paid dividends and repurchased stock totaling $18.7 million. This credit agreement expires May 1, 2008.

We repurchased the following shares of our Class A common stock during the fourth quarter of 2005:

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 to October 31	—		—	—	939,769
November 1 to November 30	—		—	—	—
December 1 to December 31	14,826	(1)	$28.89	—	—
Total	14,826		$28.89	60,231	939,769

(1) These shares were purchased pursuant to the terms of our stock incentive plans, which allow for the exercise price of stock options to be paid with the fair market value of shares of our Class A common stock held by the optionee. Accordingly, these shares were not considered to be purchased as part of the publicly announced plan.

The publicly announced plan to repurchase up to a total of 1.0 million shares of our Class A common stock was approved by our Board of Directors in June 2000 and renewed in August 2005 and does not have an expiration date.

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

	Year Ended December 31,
(In thousands, except per share amounts)	2005	2004	2003	2002	2001
Consolidated Statement of Operations Data:
Revenues:
New vehicle	$1,676,607	$1,541,102	$1,407,874	$1,218,364	$926,981
Used vehicle	816,963	736,694	717,474	716,061	564,352
Finance and insurance	109,408	96,990	85,845	75,163	59,302
Service, body and parts	309,494	280,894	244,858	215,600	172,626
Fleet and other	22,947	7,680	6,539	44,247	43,003
Total revenues	2,935,419	2,663,360	2,462,590	2,269,435	1,766,264
Cost of sales	2,430,977	2,214,995	2,067,600	1,912,370	1,477,492
Gross profit	504,442	448,365	394,990	357,065	288,772
Selling, general and administrative	370,991	339,519	307,344	281,476	225,389
Depreciation and amortization(1)	14,234	12,750	9,475	7,192	8,690
Income from operations	119,217	96,096	78,171	68,397	54,693
Floorplan interest expense	(22,614)	(16,243)	(13,715)	(10,775)	(13,652)
Other interest expense	(12,030)	(8,873)	(6,055)	(5,985)	(7,546)
Other income, net	1,178	919	1,095	1,204	883
Income from continuing operations before income taxes	85,751	71,899	59,496	52,841	34,378
Income taxes	(33,958)	(27,825)	(23,679)	(20,480)	(13,270)
Income from continuing operations	51,793	44,074	35,817	32,361	21,108
Income (loss) from discontinued operations, net of tax	(1,993)	(1,403)	(270)	(45)	646
Net income	$49,800	$42,671	$35,547	$32,316	$21,754
Basic income per share from continuing operations	$2.70	$2.35	$1.96	$1.88	$1.58
Basic income (loss) per share from discontinued operations	(0.10)	(0.08)	(0.02)	0.00	0.05
Basic net income per share	$2.60	$2.27	$1.94	$1.88	$1.63
Shares used in basic per share	19,175	18,773	18,289	17,233	13,371
Diluted income per share from continuing operations	$2.46	$2.19	$1.93	$1.84	$1.55
Diluted income (loss) per share from discontinued operations	(0.09)	(0.06)	(0.01)	0.00	0.05
Diluted net income per share	$2.37	$2.13	$1.92	$1.84	$1.60
Shares used in diluted per share	21,807	20,647	18,546	17,598	13,612

	As of December 31,
(In thousands)	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Working capital	$155,848	$126,177	$160,066	$126,308	$104,834
Inventories	606,047	536,510	445,145	445,743	275,285
Total assets	1,452,714	1,256,883	1,102,782	942,049	662,944
Flooring notes payable	530,452	450,860	435,229	427,635	280,947
Current maturities of long-term debt	6,868	6,565	14,299	4,466	10,203
Long-term debt, less current maturities	290,551	267,310	178,467	104,712	95,830
Total stockholders’ equity	459,633	405,946	358,926	319,993	203,497
Cash dividends declared per common share	0.44	0.31	0.21	—	—

(1)          Depreciation and amortization expense in 2001 includes $3.7 million of goodwill amortization, compared to none in the other years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. “Business,” Item 1A. “Risk Factors” and our Consolidated Financial Statements and Notes thereto.

Overview

Our acquisition model is focused on acquiring average performing new vehicle franchised stores and then integrating and improving them. Our goal is to maximize the operations of all four departments of every store we acquire. We have had success with this strategy since our initial public offering in late 1996. While our strategy has not changed over the last nine years, our ability to integrate and improve the stores that we acquire has increased dramatically. We have also developed a better process for identifying acquisition targets that fit our operating model. Our cash position, substantial lines of credit, plus an experienced and well-trained staff are all available to facilitate our continued growth as the opportunities develop.

In keeping with this model, we acquired a total of eight stores and twenty-four additional franchises from January 1, 2005 through March 6, 2006 with total estimated annual revenues of nearly $356 million.

Historically, new vehicle sales have accounted for over half of our total revenues but less than one-third of total gross profit. We use a volume-based strategy for new vehicle sales called “Promo Pricing,” that complements the goal of most auto manufacturers, which have continued to offer a high level of cash or other incentives to automotive customers.

For 2006, we expect that manufacturers will continue to offer incentives on new vehicle sales through a combination of repricing strategies, rebates, early lease cancellation programs and low interest rate loans to consumers.

In 2006, we will be introducing a new initiative under which all sales personnel will have interactive personal computers, which will allow the salesperson to quickly and efficiently enter data and interact with the customer to speed up the sales process. Vehicle and customer information will immediately be downloaded onto the appropriate forms necessary to complete the sales process, eliminating, over time, the need for paperwork to be done by hand. The goal of this initiative is to create a simplified and more efficient process for both the salesperson and the customer, speeding up the sales process and improving the customer’s experience. This initiative will be used for both new and used vehicle sales.

Since the beginning of 2002, the used vehicle market has been negatively impacted by strong competition from the new vehicle market, which has benefited from heavy manufacturer incentives in the form of cash rebates, discounted pricing and low interest financing. In the first quarter of 2005, the used vehicle market showed positive signs as a result of constrained industry supply, which led to improvements in retail pricing and margins. In the second and third quarters of 2005, we experienced an increase in trade-ins of quality used vehicles in connection with the domestic manufacturers “employee pricing” programs. We received these trade-ins at good valuations and, in the fourth quarter of 2005, we had a strong used vehicle cycle as we sold much of what we brought into inventory in the previous quarters. We have implemented new procedures in the used vehicle business, which have also demonstrated positive results for our used vehicle business:

•                  We conduct our own local used vehicle auctions in select markets and manage the disposal of used vehicles at larger auctions. The process is centralized and controlled at the management level.

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

In addition, as a complement to our ongoing used vehicle operation at each store, we use specialists in our support services group to increase the acquisition of used vehicles. We believe that this will help bolster sales volumes in the 3 to 7 year old vehicle market.

Results of Continuing Operations

Certain revenue, gross profit margin and gross profit information by product line was as follows for 2005, 2004 and 2003:

2005	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	57.1%	7.9%	26.4%
Used vehicle(1)	27.9	13.4	21.7
Finance and insurance(2)	3.7	100.0	21.7
Service, body and parts	10.5	48.7	29.9
Fleet and other	0.8	6.4	0.3

2004	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	57.9%	7.9%	27.0%
Used vehicle(1)	27.7	12.7	20.9
Finance and insurance(2)	3.6	100.0	21.6
Service, body and parts	10.5	48.3	30.2
Fleet and other	0.3	15.9	0.3

2003	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	57.2%	7.7%	27.3%
Used vehicle(1)	29.1	11.6	21.1
Finance and insurance(2)	3.5	100.0	21.7
Service, body and parts	9.9	47.3	29.3
Fleet and other	0.3	34.4	0.6

(1)          Includes retail and wholesale used vehicles.

(2)          Reported net of anticipated cancellations.

The following table sets forth selected condensed financial data expressed as a percentage of total revenues for the periods indicated below.

	Year Ended December 31,
Lithia Motors, Inc. (1)	2005	2004	2003
Revenues:
New vehicle	57.1%	57.9%	57.2%
Used vehicle	27.9	27.7	29.1
Finance and insurance	3.7	3.6	3.5
Service, body and parts	10.5	10.5	9.9
Fleet and other	0.8	0.3	0.3
Total revenues	100.0%	100.0%	100.0%
Gross profit	17.2	16.8	16.0
Selling, general and administrative expenses	12.6	12.7	12.5
Depreciation and amortization	0.5	0.5	0.4
Income from continuing operations	4.1	3.6	3.2
Floorplan interest expense	0.8	0.6	0.6
Other interest expense	0.4	0.3	0.2
Other income, net	0.0	0.0	0.0
Income from continuing operations before taxes	2.9	2.7	2.4
Income tax expense	1.2	1.0	1.0
Income from continuing operations	1.8%	1.7%	1.5%

(1)  The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in 2005 compared to 2004 and in 2004 compared to 2003:

	Year Ended December 31,		Increase	% Increase
(In Thousands)	2005	2004	(Decrease)	(Decrease)
Revenues:
New vehicle	$1,676,607	$1,541,102	$135,505	8.8%
Used vehicle	816,963	736,694	80,269	10.9
Finance and insurance	109,408	96,990	12,418	12.8
Service, body and parts	309,494	280,894	28,600	10.2
Fleet and other	22,947	7,680	15,267	198.8
Total revenues	2,935,419	2,663,360	272,059	10.2
Cost of sales:
New vehicle	1,543,620	1,419,887	123,733	8.7
Used vehicle	707,096	643,298	63,798	9.9
Service, body and parts	158,793	145,349	13,444	9.2
Fleet and other	21,468	6,461	15,007	232.3
Total cost of sales	2,430,977	2,214,995	215,982	9.8
Gross profit	504,442	448,365	56,077	12.5
Selling, general and administrative	370,991	339,519	31,472	9.3
Depreciation and amortization	14,234	12,750	1,484	11.6
Income from operations	119,217	96,096	23,121	24.1
Floorplan interest expense	(22,614)	(16,243)	6,371	39.2
Other interest expense	(12,030)	(8,873)	3,157	35.6
Other expense, net	1,178	919	259	28.2
Income from continuing operations before income taxes	85,751	71,899	13,852	19.3
Income tax expense	(33,958)	(27,825)	6,133	22.0
Income from continuing operations	$51,793	$44,074	$7,719	17.5%

	Year Ended December 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
New units sold	59,956	54,839	5,117	9.3%
Average selling price per new vehicle	$27,964	$28,102	$(138)	(0.5)%

Used units sold	67,455	63,172	4,283	6.8%
Average selling price per used vehicle	$12,111	$11,662	$449	3.9%

Finance and insurance sales per retail unit	$1,059	$1,014	$45	4.4%

	Year Ended December 31,		Increase	% Increase
(In Thousands)	2004	2003	(Decrease)	(Decrease)
Revenues:
New vehicle	$1,541,102	$1,407,874	$133,228	9.5%
Used vehicle	736,694	717,474	19,220	2.7
Finance and insurance	96,990	85,845	11,145	13.0
Service, body and parts	280,894	244,858	36,036	14.7
Fleet and other	7,680	6,539	1,141	17.4
Total revenues	2,663,360	2,462,590	200,770	8.2
Cost of sales:
New vehicle	1,419,887	1,299,850	120,037	9.2
Used vehicle	643,298	634,525	8,773	1.4
Service, body and parts	145,349	128,935	16,414	12.7
Fleet and other	6,461	4,290	2,171	50.6
Total cost of sales	2,214,995	2,067,600	147,395	7.1
Gross profit	448,365	394,990	53,375	13.5
Selling, general and administrative	339,519	307,344	32,175	10.5
Depreciation and amortization	12,750	9,475	3,275	34.6
Income from operations	96,096	78,171	17,925	22.9
Floorplan interest expense	(16,243)	(13,715)	2,528	18.4
Other interest expense	(8,873)	(6,055)	2,818	46.5
Other expense, net	919	1,095	(176)	(16.1)
Income from continuing operations before income taxes	71,899	59,496	12,403	20.8
Income tax expense	(27,825)	(23,679)	4,146	17.5
Income from continuing operations	$44,074	$35,817	$8,257	23.1%

	Year Ended December 31,		Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
New units sold	54,839	52,605	2,234	4.2%
Average selling price per new vehicle	$28,102	$26,763	$1,339	5.0%

Used units sold	63,172	66,537	(3,365)	(5.1)%
Average selling price per used vehicle	$11,662	$10,783	$879	8.2%

Finance and insurance sales per retail unit	$1,014	$918	$96	10.5%

Revenues

Total revenues increased 10.2% and 8.2%, respectively, in 2005 compared to 2004 and in 2004 compared to 2003.

The increase in 2005 compared to 2004 was primarily a result of acquisitions and a 1.8% increase in same-store sales, which was driven by an increase in units sold. The increase in same store sales was driven by same-store sales increases across all business lines. The “employee pricing” programs offered by the domestic manufacturers during the second and third quarters of 2005, as well as a mix shift away from trucks and SUVs, resulted in a decrease in average selling prices which led to increases in new units sold, the combination of which resulted in higher same-store new vehicle sales. The same programs also contributed to improvements in same-store used vehicle sales due to the large number of good quality used vehicle trade-ins associated with the high volume of new vehicle purchases.

The increase in 2004 compared to 2003 was primarily a result of acquisitions, as well as increases in the average new and used vehicle sales prices in 2004 compared to 2003. The 2004 increase was offset in part by a same-store sales decline of 2.4%. Our new vehicle same store sales were down in 2004 compared to 2003 because of a slower sales environment in our markets and a difficult comparison from the prior year, which experienced a 6.2% increase. Used vehicle same store sales were negatively affected in 2004 compared to 2003 due to continued manufacturer incentives on new vehicles which led to continued weakness in the used vehicle market.

Same-store sales percentage increases (decreases) were as follows:

	2005 compared to 2004	2004 compared to 2003
New vehicle retail, excluding fleet	0.8%	(1.9)%
Used vehicle, including wholesale	3.8	(5.8)
Total vehicle sales, excluding fleet	1.8	(3.2)
Finance and insurance	1.4	2.0
Service, body and parts	2.5	3.3
Total sales, excluding fleet	1.8	(2.4)

Same-store sales are calculated by dealership comparing only those months that contain full-month operating data.

Penetration rates for certain products were as follows:

	2005	2004	2003
Finance and insurance	76%	77%	75%
Service contracts	43	43	41
Lifetime oil change and filter	38	36	34

The decrease in the finance and insurance penetration rate in 2005 compared to 2004 was due to reduced availability of manufacturer subsidized low-interest rate loans during the second and third quarters of 2005 when the manufacturers offered their employee pricing programs.

The improvements in same-store service, body and parts revenue in both 2005 compared to 2004 and in 2004 compared to 2003 were a result of our continued focus on service-advisor training and our Lifetime Oil Program. In addition, pricing and cost saving initiatives across the service, body and parts business lines contributed to the improvement in 2005 compared to 2004.

Fleet and other sales include both fleet sales and fees received for delivering vehicles on behalf of the manufacturer, the U.S. military, rent-a-car companies or leasing companies.

Gross Profit

Gross profit increased $56.1 million in 2005 compared to 2004 and increased $53.4 million in 2004 compared to 2003 due primarily to increased total revenues, as well as increases in our overall gross profit margin.

Gross profit margins achieved were as follows:

	Year Ended December 31,		Lithia
	2005	2004	Margin Change*
New vehicle	7.9%	7.9%	0	bp
Retail used vehicle	15.7	14.5	120
Wholesale used vehicles	2.7	3.1	(40)
Finance and insurance	100.0	100.0	0
Service, body and parts	48.7	48.3	40
Overall	17.2	16.8	40

	Year Ended December 31,		Lithia
	2004	2003	Margin Change*
New vehicle	7.9%	7.7%	20	bp
Retail used vehicle	14.5	14.0	50
Wholesale used vehicles	3.1	(0.2)	330
Finance and insurance	100.0	100.0	0
Service, body and parts	48.3	47.3	100
Overall	16.8	16.0	80

* “bp” stands for basis points (one hundred basis points equals one percent).

In the new vehicle business, margins remained constant in 2005 compared to 2004 and improved in 2004 compared to 2003 as a result of strategic initiatives and internal directives in 2004 and early 2005 that increased gross profit per vehicle sold. These margin raising initiatives were partially offset in 2005 by manufacturers’ “employee pricing” programs, which created a higher volume, lower margin environment during the second and third quarters of 2005. This compares to a higher volume, lower margin strategy that was in place in 2003.

Retail used vehicle margins improved in 2005 compared to 2004 as a result of a stronger pricing and retail environment for used vehicles in combination with a large quantity of good quality used vehicle trade-ins in recent quarters. In 2004, we were able to improve the margins on our used vehicle sales compared to 2003 primarily because of the strategies discussed earlier regarding the auctioning of undesired used vehicles and our “Used Vehicle Promo Pricing” for our retail sales.

Margins in our wholesale used vehicle business declined in 2005 compared to 2004, as a result of aggressive wholesaling in the third and fourth quarters of 2005 designed to clear inventories going into the seasonally slower winter months. Gross profits per unit remained positive. We continue to hold our own local used vehicle auctions and manage the disposal of our units at larger auctions, which has contributed to improvements in gross profit per vehicle, partially offsetting the declines due to the aggressive wholesaling.

The service, body and parts business has benefited from our focus on service advisor training, which has led to gains in the sale of higher margin service items in 2005 compared to 2004 and in 2004 compared to 2003. In addition, we also instituted a number of pricing and cost saving initiatives across the entire service, body and parts business. Higher penetration rates for our lifetime oil change and filter service have also contributed to our gross profit margin increase in 2005.

The increase in the overall gross profit margin in 2004 compared to 2003 was also affected by the increase in our high-margin service and parts revenue as a percentage of total revenue.

The increase in same store revenues in 2005 compared to 2004 and the improved gross profit margins in 2005 compared to 2004, as well as in 2004 compared to 2003, led to increases in total same-store gross profit of 3.1% and 2.4%, respectively, in 2005 compared to 2004 and in 2004 compared to 2003.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses. Selling, general and administrative expense increased $31.5 million in 2005 compared to 2004 and increased $32.2 million in 2004 compared to 2003. SG&A as a percentage of revenue improved by 10 basis points in 2005 compared to 2004 and decreased by 20 basis points in 2004 compared to 2003.

The increases in dollars spent in 2005 compared to 2004 and in 2004 compared to 2003 were due to increased selling, or variable, expenses related to the increases in acquisition revenues and the number of locations. In addition, the 2004 increase also related to increased costs for compliance with the Sarbanes-Oxley Act of 2002. More importantly, however, SG&A as a percentage of gross profit is an industry standard and a better gauge for measuring performance relative to SG&A expense. SG&A as a percentage of gross profit improved by 220 basis points and 210 basis points, respectively, in 2005 compared to 2004 and in 2004 compared to 2003 as we continue to realize the positive results of multiple cost saving initiatives at our corporate headquarters and in the stores.

Depreciation and Amortization

Depreciation and amortization increased $1.5 million and $3.3 million, respectively, in 2005 compared to 2004 and in 2004 compared to 2003 due to the addition of property and equipment primarily related to our acquisitions, as well as leasehold improvements to existing facilities.

Income from Operations

Operating margins in 2005 improved by 50 basis points to 4.1% compared to 3.6% in 2004 and by 40 basis points in 2004 from 3.2% in 2003. The increases were primarily because of improved overall gross profit margins as discussed above. In addition, in 2005, operating expenses as a percentage of revenue improved by 10 basis points compared to 2004. In 2004 compared to 2003, however, the improvement in gross profit margins was partially offset by a 20 basis point increase in operating expenses as a percentage of revenue.

Floorplan Interest Expense

Floorplan interest expense increased $6.4 million in 2005 compared to 2004. Increases in the average interest rates on our floorplan facilities resulted in increases to floorplan interest expense of $8.3 million. In addition, our average outstanding balance on these facilities increased $49.6 million, which contributed $1.4 million to the overall increase. These increases were partially offset by a $3.3 million decrease related to our interest rate swaps.

The $2.5 million increase in floorplan interest expense in 2004 compared to 2003 resulted primarily from a $49.2 million increase in the average outstanding balances of our floorplan facilities, mainly due to acquisitions, and an increase of $473,000 resulting from our interest rate swaps. In addition, an increase in the average interest rates charged on our floorplan facilities increased floorplan interest expense by $661,000.

Other Interest Expense

Other interest expense includes interest on our convertible notes, debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes.

Other interest expense increased $3.2 million in 2005 compared to 2004. Changes in the weighted average interest rate on our debt in 2005 compared to 2004 increased other interest expense by approximately $1.4 million and changes in the average outstanding balances resulted in an increase of approximately $1.8 million. Interest expense related to the $85.0 million of convertible notes that were issued in May 2004 totals approximately $764,000 per quarter, which consists of $611,000 of contractual interest and $153,000 of amortization of debt issuance costs.

Other interest expense increased $2.8 million in 2004 compared to 2003. Changes in the weighted average interest rate on our debt in 2004 compared to 2003 increased other interest expense by approximately $550,000 and changes in the average outstanding balances resulted in an increase of approximately $2.2 million.

For all debt, including floorplan notes payable, our average interest rate in 2005 increased at only about half the pace of market interest rates due to our interest rate hedging strategies.

Income Tax Expense

Our effective tax rate was 39.6% in 2005 compared to 38.7% in 2004 and 39.8% in 2003. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located. The increase in our effective tax rate in 2005 compared to 2004 was due primarily to an increase in revenue in some of our higher tax rate states.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue increased in 2005 compared to 2004 as a result of improvements in gross profit margins and operating expenses as discussed above.

Income from continuing operations as a percentage of revenue increased in 2004 compared to 2003 as a result of improvements in gross profit margins that were partially offset by increased operating expenses and interest expense as discussed above.

Discontinued Operations

We continually monitor the performance of each of our dealerships and make determinations to sell based primarily on return on capital criteria. Once a determination to dispose of a dealership is made, the results of operations are reclassified into discontinued operations. All dealerships included in discontinued operations have been, or will be, eliminated from our on-going operations upon completion of the sale.

During 2005, we sold a building we had held for sale at December 31, 2004, sold one dealership and classified two additional dealerships as discontinued operations, which are held for sale at December 31, 2005. During 2004, we disposed of the franchises included with a dealership we had held for sale at December 31, 2003. During 2003, we sold one of our dealerships classified as discontinued operations. We expect that the dealerships held for sale at December 31, 2005 will be sold during 2006.

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2005	2004	2003
Revenue	$45,881	$116,411	$143,584
Pre-tax income (loss)	(3,328)	(2,591)	(1,068)
Gain (loss) on disposal of discontinued operations, net of tax	28	302	620
Amount of goodwill and other intangible assets disposed of	4,406	1,629	1,712

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

Assets held for sale included the following (in thousands):

December 31,	2005	2004
Inventories	$22,703	$—
Property, plant and equipment	817	135
Goodwill	2,368	—
Other intangible assets	1,523	—
	$27,411	$135

Liabilities held for sale of $22.4 million at December 31, 2005 represented new vehicle flooring notes payable related to the two dealerships held for sale.

Selected Consolidated Quarterly Financial Data

The following tables set forth our unaudited quarterly financial data(1).

	Three Months Ended,
2005	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenues:
New vehicle	$359,619	$438,375	$510,541	$368,072
Used vehicle	197,322	200,769	226,518	192,354
Finance and insurance	24,616	27,204	32,462	25,126
Service, body and parts	74,265	75,417	80,786	79,026
Fleet and other	3,104	9,064	8,548	2,231
Total revenues	658,926	750,829	858,855	666,809
Cost of sales	541,694	623,584	717,591	548,108
Gross profit	117,232	127,245	141,264	118,701
Selling, general and administrative	89,132	93,323	98,588	89,948
Depreciation and amortization	3,388	3,406	3,624	3,816
Income from operations	24,712	30,516	39,052	24,937
Floorplan interest expense	(5,102)	(6,000)	(5,534)	(5,978)
Other interest expense	(2,805)	(3,036)	(3,037)	(3,152)
Other, net	285	247	186	460
Income from continuing operations before income taxes	17,090	21,727	30,667	16,267
Income taxes	(6,614)	(8,622)	(12,551)	(6,171)
Income before discontinued operations	10,476	13,105	18,116	10,096
Discontinued operations, net of tax	(486)	(430)	(484)	(593)
Net income	$9,990	$12,675	$17,632	$9,503

Basic income per share from continuing operations	$0.55	$0.68	$0.94	$0.52
Basic loss per share from discontinued operations	(0.03)	(0.02)	(0.02)	(0.03)
Basic net income per share	$0.52	$0.66	$0.92	$0.49

Diluted income per share from continuing operations	$0.50	$0.62	$0.85	$0.48
Diluted loss per share from discontinued operations	(0.02)	(0.02)	(0.02)	(0.03)
Diluted net income per share	$0.48	$0.60	$0.83	$0.45

	Three Months Ended,
2004	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
Revenues:
New vehicle	$342,802	$387,977	$436,414	$373,909
Used vehicle	184,986	179,074	193,850	178,784
Finance and insurance	22,333	23,700	26,841	24,116
Service, body and parts	66,772	69,223	72,422	72,477
Fleet and other	1,164	1,381	3,385	1,750
Total revenues	618,057	661,355	732,912	651,036
Cost of sales	514,780	548,406	611,447	540,362
Gross profit	103,277	112,949	121,465	110,674
Selling, general and administrative	82,370	85,814	88,065	83,270
Depreciation and amortization	2,850	2,998	3,156	3,746
Income from operations	18,057	24,137	30,244	23,658
Floorplan interest expense	(3,508)	(3,992)	(4,402)	(4,341)
Other interest expense	(1,721)	(2,147)	(2,300)	(2,705)
Other, net	177	276	201	265
Income from continuing operations before income taxes	13,005	18,274	23,743	16,877
Income taxes	(5,072)	(7,127)	(9,259)	(6,367)
Income before discontinued operations	7,933	11,147	14,484	10,510
Discontinued operations, net of tax	(454)	(307)	(14)	(628)
Net income	$7,479	$10,840	$14,470	$9,882

Basic income per share from continuing operations	$0.43	$0.59	$0.77	$0.56
Basic loss per share from discontinued operations	(0.03)	(0.01)	(0.00)	(0.04)
Basic net income per share	$0.40	$0.58	$0.77	$0.52

Diluted income per share from continuing operations	$0.42	$0.56	$0.70	$0.51
Diluted loss per share from discontinued operations	(0.03)	(0.02)	(0.00)	(0.03)
Diluted net income per share	$0.39	$0.54	$0.70	$0.48

(1) Quarterly data may not add to yearly totals due to rounding.

Seasonality and Quarterly Fluctuations

Historically, our sales have been lower in the first and fourth quarters of each year due to consumer purchasing patterns during the holiday season, inclement weather in certain of our markets and the reduced number of business days during the holiday season. As a result, financial performance is expected to be lower during the first and fourth quarters than during the second and third quarters of each fiscal year. We believe that interest rates, levels of consumer debt and consumer confidence, as well as general economic conditions, also contribute to fluctuations in sales and operating results. Acquisitions have also been a contributor to fluctuations in our operating results from quarter to quarter.

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity and private debt offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses and capital requirements for at least the next 24 months from December 31, 2005.

Our inventories increased to $606.0 million at December 31, 2005 from $536.5 million at December 31, 2004 due primarily to acquisitions, as well as a decision to take on additional inventory in December 2005 due to attractive incentives from certain of our manufacturer partners. As a result, our new and used flooring notes payable increased to $530.5 million at December 31, 2005 from $450.9 million at December 31, 2004. New vehicles are financed at approximately 100% and used vehicles are financed at approximately 80% of cost. Our days supply of new vehicles increased by approximately 19 days at December 31, 2005 compared to December 31, 2004, primarily due to the purchase of additional inventory in December 2005 mentioned above. We believe this inventory level will provide us with strong inventories at attractive prices going into the seasonally strong spring selling season. Our new vehicle inventories are 28 days above our average historical December 31 balances. Our days supply of used vehicles decreased by approximately 2 days at December 31, 2005 compared to December 31, 2004. Used vehicle inventories at December 31, 2005 were 3 days below average levels for December 31. We believe that our inventory of good-quality used vehicles, which were brought purchased at favorable prices, will benefit our used vehicle business in 2006.

Assets held for sale of $27.4 million at December 31, 2005 include primarily inventories, fixed assets, goodwill and other intangible assets related to two dealerships held for sale and are recorded on our balance sheet at the lower of book value or estimated fair market value, less applicable selling costs.

Liabilities held for sale of $22.4 million at December 31, 2005 represented new vehicle flooring notes payable related to two dealerships held for sale.

Goodwill and other intangibles increased $21.9 million to $311.1 million at December 31, 2005, compared to $289.2 million at December 31, 2004. Store and franchise acquisitions increased goodwill and other intangibles by $30.3 million.  This increase was partially offset by a $4.4 million decrease in goodwill and other intangibles related to dealership disposals and by $3.9 million being classified as assets held for sale at December 31, 2005. Cash paid for acquisitions, net of cash received, in 2005 was $51.7 million.

Our Board of Directors declared a dividend of $0.08 per share on our Class A and Class B common stock for the fourth quarter of 2004 and for the first quarter of 2005, which were paid in the first two quarters of 2005 and totaled approximately $1.5 million each. For the second, third and fourth quarters of 2005, our Board of Directors declared a $0.12 per share dividend on our Class A and Class B common stock that totaled approximately $2.3 million each. The dividend related to the second quarter of 2005 was paid during the third quarter of 2005 and the dividend for the third quarter of 2005 was paid in the fourth quarter of 2005.

The dividend related to the fourth quarter of 2005 will be paid in the first quarter of 2006. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through December 31, 2005, we have purchased a total of 60,231 shares under this program and may continue to do so from time to time in the future as conditions warrant. However, the recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place. With the dividend, we are able to offer an immediate and tangible return to our shareholders without reducing our already limited market float, which occurs when we repurchase shares.

We have a working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, totaling up to $150 million, which expires May 1, 2008. This credit facility is cross-collateralized and secured by cash and cash equivalents, new and used vehicles on a subordinated basis to the extent not specifically financed by other lenders, parts inventories, accounts receivable, intangible assets and equipment. We pledged to DaimlerChrysler Services and Toyota Motor Credit the stock of all of our dealership subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores. The commitments under this credit agreement may be withdrawn under various events of default or certain changes in control.

The financial covenants in our agreement with DaimlerChrysler Services and Toyota Motor Credit require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels. At December 31, 2005, we were in compliance with all of the covenants of this agreement.

Ford Motor Credit, General Motors Acceptance Corporation and Volkswagen Credit have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation serving as the primary lenders for substantially all other brands. These new vehicle lines are secured by new vehicle inventory of the relevant brands. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and is included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and is included as an operating activity.

We have a credit facility with U.S. Bank N.A., which provides for a $50.0 million revolving line of credit for leased vehicles and equipment purchases and expires May 1, 2007. The financial covenants in our agreement with U.S. Bank N.A. require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a minimum total net worth; and (iv) a minimum tangible net worth. At December 31, 2005, we were in compliance with all of the covenants of this agreement. The commitments under this credit agreement may be withdrawn under various events of default or certain changes in control of Lithia.

Pursuant to our $150 million credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, total dividends and repurchases of our common stock cannot exceed $25.0 million over the term of the agreement. To date, over the term of the agreement, we have paid dividends and repurchased stock totaling $18.7 million.

We expect to be in compliance with the covenants for all of our debt agreements in the foreseeable future. In the event that we are unable to meet such requirements, and any available cure period has passed, the lender may require an acceleration of payment, increase the interest rate or limit our ability to borrow.

Interest rates on all of the above facilities ranged from 5.9% to 7.1% at December 31, 2005. Amounts outstanding on the lines at December 31, 2005, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at December 31, 2005	Remaining Availability as of December 31, 2005
New and program vehicle lines	$530,452	$	*
Working capital and used vehicle line	—	150,000
Equipment/leased vehicle line	50,000	—
	$580,452	$150,000

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

A declaration and payment of a dividend in excess of $0.08 per share per quarter will result in an adjustment in the conversion rate for the notes if such cumulative adjustment exceeds 1% of the current conversion rate. We declared a dividend of $0.12 per share in July 2005, October 2005 and February 2006.  The affect of such dividends does not yet reach the 1% threshold amount and no adjustment in the conversion rate is currently required.

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

Our earnings to fixed charge coverage ratio, as defined in the senior subordinated convertible notes, was 3.03 for the year ended December 31, 2005.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2005 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2006	2007 and 2008	2009 and 2010	2011 and beyond
Floorplan Notes	$530,452	$530,452	$—	$—	$—
Lines of Credit and Long-Term Debt	297,419	6,868	101,388	32,944	156,219
Interest on Scheduled Debt Payments	58,280	9,685	17,478	11,128	19,989
Capital Commitments	21,828	21,828	—	—	—
Operating Leases	126,709	20,931	37,541	27,566	40,671
	$1,034,688	$589,764	$156,407	$71,638	$216,879

Our capital commitments of $21.8 million at December 31, 2005 were for the construction of five new facilities, additions to two existing facilities and the remodel of two facilities. Three of the new facilities will be for our Toyota dealerships in Springfield, Oregon, Klamath Falls, Oregon and Odessa, Texas. The other two new facilities are for our Dodge dealership in Sioux Falls, South Dakota and for our Mercedes dealership in Spokane, Washington. We have already incurred $5.4 million for these projects and anticipate incurring the remaining $21.8 million in 2006. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

In addition, we have recorded a reserve for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. At December 31, 2005, this reserve totaled $13.1 million. Based on past experience, we estimate that the $13.1 million will be paid out as follows:  $7.9 million in 2006; $3.5 million in 2007; $1.3 million in 2008; $0.3 million in 2009; and $0.1 million thereafter.

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

Our most critical accounting estimates include service contract and lifetime oil contract income recognition, finance fee income recognition, workers’ compensation insurance premium accrual, discretionary bonus accrual, assessment of recoverability of goodwill and other intangible assets, and used vehicle inventory valuations. We also have other key accounting policies, such as our policies for valuation of accounts receivable, expense accruals and other revenue recognition. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ from these estimates.

Service Contract and Lifetime Oil Change Contract Income Recognition

We receive fees from the sale of vehicle service contracts and lifetime oil contracts to customers. The contracts are sold through an unrelated third party, but we may be charged back for a portion of the fees in the event of early termination of the contracts by customers. We have established a reserve for estimated future charge-backs based on an analysis of historical charge-backs in conjunction with termination provisions of the applicable contracts. At December 31, 2005 and 2004, this reserve totaled $12.2 million and $11.2 million, respectively, and is included in accrued liabilities and other long-term liabilities on our consolidated balance sheets. We may also participate in future underwriting profit pursuant to retrospective commission arrangements, which would be recognized as income upon receipt.

Finance Fee Income Recognition

We receive finance fees from various financial institutions when we arrange financing for our customers on a non-recourse basis. We may be charged back for a portion of the financing fee income when the customer pays off their loan prior to the guidelines agreed to by the various financial institutions. We have established a reserve for potential net charge-backs and cancellations based on historical experience, which typically result if the customer pays off their loan during the 90 to 180 days after receiving financing. At December 31, 2005 and 2004, this reserve totaled $343,000 and $258,000, respectively, and is included in accrued liabilities on our consolidated balance sheets.

Workers’ Compensation Insurance Premium Accrual

Insurance premiums are paid for under a three-year retrospective cost policy, whereby premium cost depends on experience. We accrue premiums based on our historical experience rating, although the actual experience can be something greater or less than the anticipated claims experience and, as of December 31, 2005 and 2004, the accrual was $2.3 million and $2.6 million, respectively, and is included in accrued liabilities and other long-term liabilities on our consolidated balance sheets. We expect that the retrospective cost policy, as opposed to a guaranteed cost with a flat premium, will be the most cost efficient over time.

Discretionary Bonus Accrual

We make certain estimates, judgments and assumptions regarding the likelihood of our attainment, and the level thereof, of the annual bonus criteria under our Discretionary Bonus Program in order to record bonus expense on a quarterly basis. We accrue the estimated year-end expense on a pro-rata basis throughout the year based on bonus attainment expectations. We use this same methodology for our 401(k) matching contribution and our years-of-service bonus programs. These estimates, judgments and assumptions are made quarterly based on available information and take into consideration the historical seasonality of our business and current trends. If actual year-end results differ materially from our estimates, the amount of bonus expense recorded in a particular quarter could be significantly over or under estimated. The bonus accrual at the end of any given year is accurate and reflective of actual results attained and amounts to be paid.

Intangible Assets

We review our goodwill and other identifiable non-amortizable intangible assets for impairment at least annually by applying a fair-value based test using discounted estimated cash flows. Discounted future cash flows are prepared by applying a growth rate to historical revenues. Growth rates are calculated individually for each region with data derived from the U.S. Census Bureau on population growth and the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. The discount rate applied to the future cash flows is derived from a Capital Asset Pricing Model which factors in an equity risk premium and a risk free rate. The review is conducted more frequently than annually if events or circumstances occur that warrant a review. Our other identifiable intangible assets primarily include the franchise value of the business unit, which is considered to have an indefinite life and not subject to amortization, but rather is included in the fair-value based testing. Impairment could occur if the operating business unit does not meet the determined fair-value testing. At such point, an impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. We have determined that we operate as one business unit. During 2005 and 2004, we concluded that there was no impairment. At December 31, 2005 and 2004, goodwill and other identifiable non-amortizable intangible assets totaled $311.1 million and $289.2 million, respectively.

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

Our variable-rate flooring notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. At December 31, 2005, we had $627.4 million outstanding under such agreements at interest rates ranging from 5.89% to 8.43% per annum. A 10% increase in interest rates would increase annual interest expense by approximately $1.8 million, net of tax, based on amounts outstanding at December 31, 2005.

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

Based on open market trades, we determined that our $85.0 million of long-term convertible fixed interest rate debt had a fair market value of approximately $82.6 million at December 31, 2005. In addition, at December 31, 2005, we had $115.4 million of other long-term fixed interest rate debt outstanding with maturity dates of between December 2006 and May 2022. Based on discounted cash flows, we have determined that the fair market value of this long-term fixed interest rate debt was approximately $113.1 million at December 31, 2005.

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

We do not enter into derivative instruments for any purpose other than to manage interest rate exposure. That is, we do not engage in interest rate speculation using derivative instruments.

As of December 31, 2005, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

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

We earn interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2005 was 4.39% per annum.

The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. These amounts are recorded as deferred gains or losses in our consolidated balance sheet with the offset recorded in accumulated other comprehensive income, net of tax. The amount of deferred gains and losses at December 31, 2005 were $5.4 million and $0, respectively. The difference between interest earned and the interest obligation results in a monthly settlement which is reclassified from accumulated other comprehensive income to the statement of operations as a component of flooring interest expense. The resulting cash settlement reduces the amount of deferred gains and losses. Because the critical terms of the interest rate swaps and the underlying debt obligations are the same, there was no ineffectiveness recorded in interest expense.

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

Incremental flooring interest expense recognized, net of tax, related to the reclassification of amounts in accumulated other comprehensive income was $0.5 million, $2.5 million and $2.2 million, respectively, in 2005, 2004 and 2003. Interest savings (additional expense), net of tax, on un-hedged debt as a result of changing interest rates, based on interest rates effective as of January 1, 2003 was approximately $(4.3) million, $(86,000) and $351,000, respectively, in 2005, 2004 and 2003. Interest expense savings, net of tax, on un-hedged debt as a result of decreasing interest rates during 2003, based on interest rates effective as of January 1, 2003 was $351,000. Interest expense, net of tax, on un-hedged debt increased during 2005 and 2004 by approximately $2.1 million and $645,000, respectively, as a result of increasing interest rates during those periods. As of December 31, 2005, approximately 45% of our total debt outstanding was subject to un-hedged variable rates of interest.

At current interest rates, we estimate that we will recognize interest savings, net of tax, of approximately $0.9 million related to our interest rate swaps during 2006.

For all debt, including floorplan notes payable, our average interest rate in 2005 increased at only about half the pace of market interest rates due to our interest rate hedging strategies.

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

Item 8.  Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2005 is included in Item 7.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, as well as our consolidated financial statements, have been audited by KPMG LLP, an independent registered public accounting firm, as stated in their reports, which are included herein.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Information required by this item will be included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Audit Committee Financial Expert, Code of Ethics, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2006 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be included under the captions Director Compensation, Executive Compensation and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2006 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item will be included under the captions Security Ownership of Certain Beneficial Owners and Management and Equity Compensation Plan Information in our Proxy Statement for our 2006 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

The information required by this item will be included under the caption Certain Relationships and Related Transactions in our Proxy Statement for our 2006 Annual Meeting of Shareholders and, upon filing is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item will be included under the caption Independent Auditors in the Proxy Statement for our 2006 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, are included on the pages indicated below:

Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

There are no schedules required to be filed herewith.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit		Description
3.1	(a)	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999.

3.2	(b)	Bylaws of Lithia Motors, Inc.

4.1	(b)	Specimen Common Stock certificate

4.2	(n)	Indenture dated May 4, 2004, between Lithia Motors, Inc. and U.S. Bank National Association, as Trustee, relating to 2.875% Convertible Senior Subordinated Notes due 2014.

10.1*	(b)	1996 Stock Incentive Plan

10.2*	(c)	Amendment No. 1 to the Lithia Motors, Inc. 1996 Stock Incentive Plan

10.2.1*	(b)	Form of Incentive Stock Option Agreement (1)

10.3*	(b)	Form of Non-Qualified Stock Option Agreement (1)

10.4*	(d)	1997 Non-Discretionary Stock Option Plan for Non-Employee Directors

10.5*	(l)	1998 Employee Stock Purchase Plan, as amended

10.6*	(f)	Lithia Motors, Inc. 2001 Stock Option Plan

10.6.1*	(g)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.6.2*	(g)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

10.7.1*		2003 Stock Incentive Plan, as amended and restated

10.7.2*		Form of Restricted Share Grant for 2003 Stock Incentive Plan, as amended and restated

10.8*		Summary 2006 Discretionary Support Services Bonus Program

10.9	(a)	Chrysler Corporation Sales and Service Agreement General Provisions

10.9.1	(h)

Chrysler Corporation Chrysler Sales and Service Agreement, dated September 28, 1999, between Chrysler Corporation and Lithia Chrysler Plymouth Jeep Eagle, Inc. (Additional Terms and Provisions to the Sales and Service Agreements are in Exhibit 10.9) (2)

10.10	(b)	Mercury Sales and Service Agreement General Provisions

10.10.1	(e)	Supplemental Terms and Conditions agreement between Ford Motor Company and Lithia Motors, Inc. dated June 12, 1997.

10.10.2	(e)	Mercury Sales and Service Agreement, dated June 1, 1997, between Ford Motor Company and Lithia TLM, LLC dba Lithia Lincoln Mercury (general provisions are in Exhibit 10.10) (3)

10.11	(e)	Volkswagen Dealer Agreement Standard Provisions

10.11.1	(a)	Volkswagen Dealer Agreement dated September 17, 1998, between Volkswagen of America, Inc. and Lithia HPI, Inc. dba Lithia Volkswagen. (standard provisions are in Exhibit 10.11) (4)

10.12	(b)	General Motors Dealer Sales and Service Agreement Standard Provisions

Exhibit		Description
10.12.1	(a)	Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement dated January 16, 1998.

10.12.2	(i)	Chevrolet Dealer Sales and Service Agreement dated October 13, 1998 between General Motors Corporation, Chevrolet Motor Division and Camp Automotive, Inc. (5)

10.13	(b)	Toyota Dealer Agreement Standard Provisions

10.13.1	(a)	Toyota Dealer Agreement, between Toyota Motor Sales, USA, Inc. and Lithia Motors, Inc., dba Lithia Toyota, dated February 15, 1996. (6)

10.14	(e)	Nissan Standard Provisions

10.14.1	(a)	Nissan Public Ownership Addendum dated August 30, 1999 (identical documents executed by each Nissan store).

10.14.2	(e)

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

10.15.1	(m)	First Amendment to Credit Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., August 12, 2003

10.15.2	(n)	Second Amendment to Credit Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., dated December 4, 2003

10.15.3	(o)	Third Amendment to Credit Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., dated June 30, 2004

10.15.4	(p)	Fourth Amendment to Credit Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., dated October 31, 2004

10.15.5		Fifth Amendment to Credit Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., dated February 15, 2006

10.15.6		Letter Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., dated April 26, 2005

10.16	(j)	Amended and Restated Loan Agreement dated December 28, 2001 between Lithia Financial Corporation, Lithia Motors, Inc., Lithia Aircraft, Inc. and Lithia SALMIR, Inc. and U.S. Bank National Association.

10.16.1	(j)

Consent, Waiver and Amendment to Amended and Restated Loan Agreement and Promissory Note dated January 31, 2003 between Lithia Financial Corporation, Lithia Motors, Inc., and Lithia Aircraft, Inc. and U.S. Bank National Association.

10.16.2	(k)	Second Amendment to Amended and Restated Loan Agreement, dated April 2, 2003, between Lithia Financial Corporation, Lithia Motors, Inc., and Lithia Aircraft, Inc. and U.S. Bank National Association

10.16.3	(m)

Third Amendment to Amended and Restated Loan Agreement dated as of February 6, 2004 between Lithia Financial Corporation, Lithia Motors, Inc. and Lithia Aircraft, Inc. and U.S. Bank National Association.

Exhibit		Description
10.16.4	(p)	Fourth Amendment to Amended and Restated Loan Agreement dated December 22, 2004 between Lithia Financial Corporation, Lithia Motors, Inc. and Lithia Aircraft, Inc. and U.S. Bank National Association.

10.16.5	(q)	Fifth Amendment to Amended and Restated Loan Agreement and Amendment to Promissory Notes.

10.17	(j)	Amended and Restated Revolving Loan and Security Agreement dated May 10, 2002 between Toyota Motor Credit Corporation and Lithia Real Estate, Inc.

10.17.1	(l)	Modification No. 1 dated June 16, 2003 to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust.

10.17.2	(n)	Modification No. 2 dated November 1, 2003 to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust.

10.17.3	(n)	Modification No. 3 dated February 20, 2004 to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust.

10.18	(a)	Lease Agreement between CAR LIT, L.L.C. and Lithia Real Estate, Inc. relating to properties in Medford, Oregon.(8)

10.19	(r)	Summary of 2005 Director Compensation Plan

10.20		Form of Outside Director Nonqualified Deferred Compensation Agreement

21		Subsidiaries of Lithia Motors, Inc.

23		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

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

(m)  Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004.

(n)   Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on May 10, 2004.

(o)   Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on August 6, 2004.

(p)   Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 15, 2005.

(q)   Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 9, 2005.

(r)    Incorporated by reference from the Company’s Form 8-K filed February 23, 2005.

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

Date: March 6, 2006	LITHIA MOTORS, INC.

	By	/s/ SIDNEY B. DEBOER
Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2006:

Signature	Title

/s/ SIDNEY B. DEBOER	Chairman of the Board and
Sidney B. DeBoer	Chief Executive Officer
(Principal Executive Officer)

/s/ JEFFREY B. DEBOER	Senior Vice President and Chief Financial Officer
Jeffrey B. DeBoer	(Principal Financial Officer)

/s/ LINDA A. GANIM	Vice President and Chief Accounting Officer
Linda A. Ganim	(Principal Accounting Officer)

/s/ M. L. DICK HEIMANN	Director, President of
M. L. Dick Heimann	Corporate Affairs

/s/ THOMAS BECKER	Director
Thomas Becker

/s/ MARYANN KELLER	Director
Maryann Keller

/s/ GERALD F. TAYLOR	Director
Gerald F. Taylor

/s/ WILLIAM J. YOUNG	Director
William J. Young

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Lithia Motors, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithia Motors, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 3, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Lithia Motors, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lithia Motors, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lithia Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Lithia Motors, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Lithia Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 3, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon
March 3, 2006

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)

	December 31,
	2005	2004

Assets
Current Assets:
Cash and cash equivalents	$48,566	$28,869
Contracts in transit	52,453	42,913
Trade receivables, net of allowance for doubtful accounts of $406 and $436	53,990	42,045
Inventories, net	606,047	536,510
Vehicles leased to others, current portion	6,296	5,494
Prepaid expenses and other	8,800	6,888
Deferred income taxes	685	—
Assets held for sale	27,411	135
Total Current Assets	804,248	662,854

Land and buildings, net of accumulated depreciation of $11,358 and $8,110	255,372	226,356
Equipment and other, net of accumulated depreciation of $31,622 and $25,922	77,805	73,275
Goodwill	260,899	244,532
Other intangible assets, net of accumulated amortization of $89 and $63	50,247	44,649
Other non-current assets	4,143	5,217
Total Assets	$1,452,714	$1,256,883

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$476,322	$400,084
Floorplan notes payable: non-trade	54,130	50,776
Current maturities of long-term debt	6,868	6,565
Trade payables	30,917	26,800
Accrued liabilities	57,775	52,042
Liabilities held for sale	22,388	—
Deferred income taxes	—	410
Total Current Liabilities	648,400	536,677

Real estate debt, less current maturities	154,046	139,702
Other long-term debt, less current maturities	136,505	127,608
Other long-term liabilities	10,440	10,611
Deferred income taxes	43,690	36,339
Total Liabilities	993,081	850,937

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,629 and 15,142	224,775	215,333
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	2,559	1,811
Unearned compensation	(1,132)	—
Accumulated other comprehensive income	3,316	789
Retained earnings	229,647	187,545
Total Stockholders’ Equity	459,633	405,946
Total Liabilities and Stockholders’ Equity	$1,452,714	$1,256,883

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
Revenues:
New vehicle sales	$1,676,607	$1,541,102	$1,407,874
Used vehicle sales	816,963	736,694	717,474
Finance and insurance	109,408	96,990	85,845
Service, body and parts	309,494	280,894	244,858
Fleet and other	22,947	7,680	6,539
Total revenues	2,935,419	2,663,360	2,462,590
Cost of sales	2,430,977	2,214,995	2,067,600
Gross profit	504,442	448,365	394,990
Selling, general and administrative	370,991	339,519	307,344
Depreciation - buildings	3,690	2,716	2,057
Depreciation and amortization - other	10,544	10,034	7,418
Operating income from continuing operations	119,217	96,096	78,171
Other income (expense):
Floorplan interest expense	(22,614)	(16,243)	(13,715)
Other interest expense	(12,030)	(8,873)	(6,055)
Other income, net	1,178	919	1,095
	(33,466)	(24,197)	(18,675)
Income from continuing operations before income taxes	85,751	71,899	59,496
Income taxes	(33,958)	(27,825)	(23,679)
Income before discontinued operations	51,793	44,074	35,817
Loss from discontinued operations, net of income tax benefit of $1,307, $886 and $178	(1,993)	(1,403)	(270)
Net income	$49,800	$42,671	$35,547

Basic income per share from continuing operations	$2.70	$2.35	$1.96
Basic loss per share from discontinued operations	(0.10)	(0.08)	(0.02)
Basic net income per share	$2.60	$2.27	$1.94

Shares used in basic per share calculations	19,175	18,773	18,289

Diluted income per share from continuing operations	$2.46	$2.19	$1.93
Diluted loss per share from discontinued operations	(0.09)	(0.06)	(0.01)
Diluted net income per share	$2.37	$2.13	$1.92

Shares used in diluted per share calculations	21,807	20,647	18,546

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2003, 2004 and 2005
(In thousands, except share data)

							Accumulated
							Other
	Common Stock				Additional		Comprehensive		Total
	Class A		Class B		Paid In	Unearned	Income	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Earnings	Equity
Balance at December 31, 2002	14,298,742	$203,577	3,762,231	$468	$929	$—	$(2,517)	$117,536	$319,993
Comprehensive income:									—
Net income	—	—	—	—	—	—	—	35,547	35,547
Unrealized gain on investments, net	—	—	—	—	—	—	8	—	8
Cash flow hedges:
Net derivative losses, net of tax effect of $833	—	—	—	—	—	—	(1,140)	—	(1,140)
Reversal of net derivative losses previously recorded due to their recognition in our statement of operations as incremental interest expense, net of tax effect of $(1,442)	—	—	—	—	—	—	2,181	—	2,181
Total comprehensive income									36,596
Issuance of stock in connection with employee stock plans	413,485	4,825	—	—	—	—	—	—	4,825
Compensation for stock option issuances and tax benefits from option exercises	—	—	—	—	302	—	—	—	302
Dividends paid	—	—	—	—	—	—	—	(2,575)	(2,575)
Repurchase of Class A common stock	(19,400)	(215)	—	—	—	—	—	—	(215)
Balance at December 31, 2003	14,692,827	208,187	3,762,231	468	1,231	—	(1,468)	150,508	358,926
Comprehensive income:
Net income	—	—	—	—	—	—	—	42,671	42,671
Cash flow hedges:
Net derivative losses, net of tax effect of $116	—	—	—	—	—	—	(254)	—	(254)
Reversal of net derivative losses previously recorded due to their recognition in our statement of operations as incremental interest expense, net of tax effect of $(1,585)	—	—	—	—	—	—	2,511	—	2,511
Total comprehensive income									44,928
Issuance of stock in connection with employee stock plans	449,847	7,159	—	—	—	—	—	—	7,159
Repurchase of Class A common stock	(600)	(13)	—	—	—	—	—	—	(13)
Compensation for stock option issuances and tax benefits from option exercises	—	—	—	—	580	—	—	—	580
Dividends paid	—	—	—	—	—	—	—	(5,634)	(5,634)
Balance at December 31, 2004	15,142,074	215,333	3,762,231	468	1,811	—	789	187,545	405,946
Comprehensive income:
Net income	—	—	—	—	—		—	49,800	49,800
Cash flow hedges:
Net derivative gains, net of tax effect of $1,255	—	—	—	—	—		2,070	—	2,070
Reversal of net derivative losses previously recorded due to their recognition in our statement of operations as incremental interest expense, net of tax effect of $300	—	—	—	—	—		457	—	457
Total comprehensive income									52,327
Issuance of stock in connection with employee stock plans	434,534	7,994	—	—	—		—	—	7,994
Issuance of restricted stock to employees	59,640	1,645		—		(1,645)			—
Amortization of unearned compensation	—	—	—	—	—	241			241
Shares forfeited by employees	(9,873)	(272)		—		272			—
Repurchase of Class A common stock	(231)	(10)	—	—	—	—	—	—	(10)
Compensation for stock and stock option issuances and tax benefits from option exercises	3,200	85	—	—	748	—	—	—	833
Dividends paid	—	—	—	—	—	—	—	(7,698)	(7,698)
Balance at December 31, 2005	15,629,344	$224,775	3,762,231	$468	$2,559	$(1,132)	$3,316	$229,647	$459,633

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$49,800	$42,671	$35,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,234	12,750	9,475
Depreciation and amortization from discontinued operations	264	393	820
Compensation expense related to stock option issuances	490	240	185
(Gain) loss on sale of assets	525	889	(586)
Gain on sale of franchise	(28)	(883)	(919)
Deferred income taxes	5,286	12,139	10,235
Equity in loss of affiliate	—	—	13
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(11,864)	1,175	(777)
Contracts in transit	(9,540)	1,796	(3,080)
Inventories	(59,311)	(28,804)	34,269
Vehicles leased to others	(1,633)	(846)	(1,436)
Prepaid expenses and other	1,755	(1,493)	2,788
Other non-current assets	909	(509)	552
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	71,772	25,663	(13,360)
Trade payables	4,117	2,245	4,785
Accrued liabilities	6,253	7,299	6,586
Other long-term liabilities and deferred revenue	(411)	2,393	(3,397)
Net cash provided by operating activities	72,618	77,118	81,700

Cash flows from investing activities:
Principal payments received on notes receivable	—	585	—
Capital expenditures:
Non-financeable	(21,093)	(13,156)	(10,678)
Financeable	(32,196)	(40,931)	(32,448)
Proceeds from sale of assets	11,652	2,124	441
Cash paid for acquisitions, net of cash acquired	(51,713)	(79,395)	(63,799)
Proceeds from sale of dealerships	6,696	8,756	3,542
Distribution from affiliate	—	—	33
Net cash used in investing activities	(86,654)	(122,017)	(102,909)

Cash flows from financing activities:
Flooring notes payable: non-trade	3,354	(7,782)	970
Net borrowings (repayments) on lines of credit	9,314	(120,332)	58,317
Principal payments on long-term debt and capital leases	(7,454)	(13,326)	(4,631)
Proceeds from issuance of long-term debt	28,233	142,279	22,845
Debt issuance costs	—	(2,550)	—
Repurchase of common stock	(10)	(13)	(215)
Proceeds from issuance of common stock	7,994	7,083	4,802
Dividends paid	(7,698)	(5,634)	(2,575)
Net cash provided by financing activities	33,733	(275)	79,513

Increase (decrease) in cash and cash equivalents	19,697	(45,174)	58,304

Cash and cash equivalents at beginning of period	28,869	74,043	15,739
Cash and cash equivalents at end of period	$48,566	$28,869	$74,043

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$35,318	$25,499	$20,733
Cash paid during the period for income taxes	23,463	18,775	9,596

Supplemental schedule of non-cash investing and financing activities:
Debt issued in connection with acquisitions	$—	$12,000	$324
Flooring debt assumed in connection with acquisitions	39,542	51,884	45,884
Acquisition of capital lease	—	540	—
Assets acquired with debt	—	3,680	—
Assets acquired through real estate exchange	—	—	1,987
Debt extinguished through refinancing	—	—	12,350
Debt paid by purchaser in connection with dealership disposals	6,550	—	—
Flooring debt paid in connection with dealership disposals	25,554	8,975	6,123
Common stock received for the exercise price of stock options	428	—	—

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 and 2003

(1)           Summary of Significant Accounting Policies

Organization and Business

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of December 31, 2005, we offered 25 brands of new vehicles through 188 franchises in 94 stores in the Western United States and over the Internet. As of December 31, 2005, we operated 16 stores in Oregon, 14 in Texas, 12 in Washington, 12 in California, 7 in Idaho, 7 in Colorado, 7 in Alaska, 7 in Montana, 6 in Nevada, 3 in Nebraska, 2 in South Dakota and 1 in New Mexico. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

Principles of Consolidation

The accompanying financial statements reflect the results of operations, the financial position and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly-owned subsidiaries. All significant intercompany accounts and transactions, consisting principally of intercompany sales, have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and cash in bank accounts.

Contracts in Transit

Contracts in transit relate to amounts due from various lenders for the financing of vehicles sold and are typically received within five days of selling a vehicle.

Trade Receivables

Trade receivables include amounts due from the following:

•      from customers for vehicles and service and parts business;

•      from manufacturers for factory rebates, dealer incentives and warranty reimbursement; and

•      from insurance companies, finance companies and other miscellaneous receivables.

Receivables are recorded at invoice cost and do not bear interest until such time as they are 60 days past due. Reserves for uncollectible accounts are estimated based on our historical write-off experience and are reviewed on a monthly basis. Account balances are charged off against the reserve after all means of collection have been exhausted and the potential for recovery is considered remote.  We do not have any off-balance sheet credit exposure related to our customers. A rollforward of our allowance for doubtful accounts was as follows (in thousands):

Year Ended December 31,	2005	2004	2003
Balance, beginning of period	$436	$462	$702
Bad debt expense	750	613	459
Write-offs	(1,796)	(1,356)	(1,422)
Recoveries	1,016	717	723
Balance, end of period	$406	$436	$462

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

Assets Held for Sale

At December 31, 2005, assets held for sale of $27.4 million related to two dealerships held for sale and were recorded on our balance sheet at the lower of book value or estimated fair market value, less applicable selling costs. Assets held for sale of $135,000 at December 31, 2004 related to a building held for sale, which was sold during 2005. See also Note 18.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are being depreciated over their estimated useful lives, principally on the straight-line basis.  The range of estimated useful lives is as follows:

Buildings and improvements	40 years
Service equipment	5 to 10 years
Furniture, signs and fixtures	5 to 10 years

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant renewals and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant renewals and betterments is capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. Capitalized interest totaled $946,000, $480,000 and $260,000, respectively, in 2005, 2004 and 2003.

When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is credited or charged to income.

Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability.  Amortization of capitalized leased assets is computed on a straight-line basis over the term of the lease, unless the lease transfers title or it contains a bargain purchase option, at which time, it is amortized over the useful life, and is included in depreciation expense.  Leasehold improvements made at the inception of the lease or during the term of the lease are amortized over the shorter of the life of the improvement or the remaining term of the lease. The payments on the lease liability are amortized over the term of the lease.

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

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess purchase price over fair value of net assets acquired, which is not allocable to separately identifiable intangible assets. Other identifiable intangible assets represent the franchise value of stores acquired since July 1, 2001, non-compete agreements and customer lists.  Except for our non-compete agreements and customer lists, all of our other identifiable intangible assets have indefinite useful lives.

We determined that our franchise agreements have indefinite useful lives based on the following:

•      Certain of our franchise agreements continue indefinitely by their terms;

•      Certain of our franchise agreements have limited terms, but are routinely renewed without substantial cost to us;

•      In the established retail automotive franchise industry, we are not aware of manufacturers terminating franchise agreements against the wishes of the franchise owners, except under extraordinary circumstances, and we have never had a franchise agreement terminated against our wishes.  A manufacturer may pressure a franchise owner to sell a franchise when they are in breach of the franchise agreement over an extended period of time. The franchise owner is typically able to sell the franchise for market value.

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

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and other identifiable intangible assets with indefinite useful lives are not amortized, but tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. The impairment test is a two step process. The first identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill and other identifiable intangible assets. We have determined that we operate as one reporting unit. If the fair value of the reporting unit exceeds the carrying amount, goodwill and other identifiable intangible assets are not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step includes determining the implied fair value through further market research. The implied fair value of goodwill and other identifiable intangible assets is then compared with the carrying amount to determine if an impairment loss is recorded.

We tested our goodwill and other identifiable intangible assets for impairment utilizing the discounted cash flows method in accordance with the provisions of SFAS No. 142 as of December 31, 2005 and determined that no impairment losses were required to be recognized.  Growth rates utilized in the calculation were derived from the U.S. Census Bureau on population growth and the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data.  The discount rate applied to the future cash flows was derived from a Capital Asset Pricing Model, which factors in an equity risk premium and a risk free rate.

Unearned Compensation

Unearned compensation includes the value of restricted stock issued to employees for which vesting provisions have not yet been met. The unearned compensation will be recognized over the vesting periods of up to five years. We expect to expense approximately $0.3 million per year related to our unearned compensation recorded as of December 31, 2005.

Incentives, Credits and Floor Plan Assistance

Manufacturers reimburse us for holdbacks, floor plan interest and advertising credits, which are earned when each vehicle is purchased by us. The manufacturers reimburse us weekly, monthly or quarterly depending on the manufacturer and the type of program. The manufacturers determine the amount of the reimbursements based on many factors including the value and make of the vehicles purchased.  Pursuant to EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we recognize advertising credits, floorplan interest credits, holdbacks, cash incentives and other rebates received from manufacturers that are tied to specific vehicles as a reduction to cost of goods sold as the related vehicles are sold.  When amounts are received prior to the sale of the vehicle, such amounts are netted against inventory until the vehicle is sold.

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

Advertising

We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Advertising expense, net of manufacturer cooperative advertising credits of $5.2 million, $6.3 million and $5.9 million, was $19.3 million, $17.4 million and $19.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

	2005			2004			2003
Year Ended December 31,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$51,793	19,175	$2.70	$44,074	18,773	$2.35	$35,817	18,289	$1.96
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	1,845	2,255	(0.19)	1,231	1,485	(0.11)	—	—	—
Stock options and unvested restricted stock	—	377	(0.05)	—	389	(0.05)	—	257	(0.03)
Diluted EPS
Income from continuing operations available to common stockholders	$53,638	21,807	$2.46	$45,305	20,647	$2.19	$35,817	18,546	$1.93

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		272			324			342

Concentrations of Credit Risk

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base.  Receivables from all manufacturers accounted for 22.1% and 22.0%, respectively, of total accounts receivable at December 31, 2005 and 2004. Included in the 22.1% is one manufacturer who accounted for 11.9% of the total accounts receivable balance at December 31, 2005. Included in the 22.0% is one manufacturer who accounted for 10.1% of the total accounts receivable balance at December 31, 2004.

In addition, in 2005, 2004 and 2003, 35.5%, 36.8% and 35.6%, respectively, of our total revenue was derived from the sale of new vehicles from two manufacturers.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits. We generally are exposed to credit risk from balances on deposit in financial institutions in excess of the FDIC-insured limit.

Financial Instruments and Market Risks

The carrying amount of cash equivalents, contracts in transit, trade receivables, trade payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term nature of these instruments.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

We have variable rate floor plan notes payable and other credit line borrowings that subject us to market risk exposure. At December 31, 2005 we had $580.5 million outstanding under such facilities at interest rates ranging from 5.9% to 7.1% per annum, $530.5 million of which was outstanding under our floorplan facilities. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. If we refinanced at market rates in effect at December 31, 2005, we would pay an additional $4.8 million in interest expense over the remaining lives, which is represented in the table below as the difference between book value and fair value at December 31, 2005. The interest rate changes affect the fair market value but do not impact earnings or cash flows. We monitor our fixed rate debt regularly, refinancing debt that is materially above market rates. The book value of our fixed rate debt and the fair value, based upon open market trades or on discounted cash flows, was as follows at December 31, 2005 and 2004 (in thousands):

December 31,	2005	2004
Book value of fixed rate debt	$200,446	$178,282
Fair value of fixed rate debt	$195,645	$173,997

We also subject our self to credit risk and market risk by entering into interest rate swaps.  See below and also Note 7. We minimize the credit or repayment risk on our derivative instruments by entering into transactions with high quality institutions, whose credit rating is higher than Aa.

Derivative Financial Instruments

We enter into interest rate swap agreements to reduce our exposure to market risks from changing interest rates on our new vehicle floorplan lines of credit.  The difference between interest paid and interest received, which may change as market interest rates change, is accrued and recognized as either additional floorplan interest expense, or a reduction thereof. If a swap is terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately if the item hedged does not remain outstanding.  If the swap is not terminated prior to maturity, but the underlying hedged debt item is no longer outstanding, the interest rate swap is marked to market, and any unrealized gain or loss is recognized immediately.

We account for our derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities” (collectively, “the Standards”). The Standards require that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  See also Note 7.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements.  Changes in such estimates may affect amounts reported in future periods.

Estimates are used in the calculation of certain reserves maintained for charge backs on estimated cancellations of service contracts, life, accident and disability insurance policies, and finance fees from financial institutions.  We also use estimates in the calculation of various accruals and reserves including anticipated workers compensation premium expenses related to a retrospective cost policy, estimated uncollectible accounts and notes receivable, discretionary bonus, environmental matters and warranty.

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

Sales Returns

As is typical in the automotive retailing industry, we do not allow for sales returns for our new or used vehicle sales, and have therefore not provided for an allowance for new or used vehicle sales returns. Historically, we have not experienced sales returns. We allow for customer returns on sales of our parts inventory up to 30 days after the sale. Most parts returns generally occur within one to two weeks from the time of sale, and are not significant. We, therefore, have not provided for an allowance for parts sales returns.

Debt Issuance Costs and Loan Origination Fees

Debt issuance costs and loan origination fees paid, including incremental direct costs of completed loan agreements, are deferred and amortized over the life of the debt to which it relates and are shown as an increase to the related interest expense.

Warranty

We offer a 60-day limited warranty on the sale of retail used vehicles. We estimate our warranty liability based on the number of vehicles sold and an estimated claim cost per vehicle based on past experience.  Each year, we analyze the warranty charges related to our used vehicle sales and update our per used vehicle warranty estimate. The estimated warranty is added to cost of sales upon sale of the related vehicle. At December 31, 2005 and 2004, accrued warranty totaled $176,000 and $198,000, respectively, and is included in other current liabilities on the consolidated balance sheets. A roll-forward of our warranty liability for the years ended December 31, 2005, 2004 and 2003 was as follows (in thousands):

Year Ended December 31,	2005	2004	2003
Balance, beginning of period	$198	$220	$525
Warranties issued	2,429	2,574	2,935
Reductions for warranty payments made	(2,434)	(2,562)	(2,918)
Adjustments and changes in estimates	(17)	(34)	(322)
Balance, end of period	$176	$198	$220

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

We enter into agreements (the “Franchise Agreements”) with the manufacturers.  The Franchise Agreements generally limit the location of the dealership and provide the auto maker approval rights over changes in dealership management and ownership. The automakers are also entitled to terminate the Franchise Agreements if the dealership is in material breach of the terms.  Our ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional dealerships. See also “Goodwill and Other Identifiable Intangible Assets” above.

Stock-Based Compensation

Through December 31, 2005, we account for stock options using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” Pursuant to SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure,” we have computed, for pro forma disclosure purposes, the impact on net income and net income per share as if we had accounted for our stock-based compensation plans in accordance with the fair value method prescribed by SFAS No. 123 “Accounting for Stock-Based Compensation” as follows (in thousands, except per share amounts):

Year Ended December 31,	2005	2004	2003
Net income, as reported	$49,800	$42,671	$35,547
Add - Stock-based employee compensation expense included in reported net income, net of related tax effects	303	148	111
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,480)	(3,313)	(3,140)
Net income, pro forma	$47,623	$39,506	$32,518
Basic net income per share:
As reported	$2.60	$2.27	$1.94
Pro forma	$2.48	$2.10	$1.78
Diluted net income per share:
As reported	$2.37	$2.13	$1.92
Pro forma	$2.27	$1.99	$1.77

See Note 19 for a discussion of the adoption, effective January 1, 2006, of SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.

We used the Black-Scholes option pricing model and the following weighted average assumptions in calculating the value of all options granted during the periods presented:

Year Ended December 31,	2005	2004	2003
Employee Stock Purchase Plan
Risk-free interest rates	2.32%	0.93% - 1.71%	0.89% - 1.22%
Dividend yield	1.23%	0.99% - 1.45%	0.00% - 1.27%
Expected lives	3 months	3 months	3 months
Volatility	28.18%	28.11% - 47.31%	42.59% - 50.14%

Option Plans
Risk-free interest rates	3.58% - 3.71%	2.80%	2.50% - 3.00%
Dividend yield	1.16% - 1.20%	1.04%	n/a
Expected lives	5.4 years	5.4 years	7.7 - 8.0 years
Volatility	41.92% - 42.04%	43.32%	46.24% - 46.79%

The weighted average fair value of options granted during 2005, 2004 and 2003, before estimated forfeitures, was $6.35, $8.55 and $3.84 per share, respectively. The fair value would be amortized on a pro forma basis over the vesting period of the options, typically four to five years for options granted from the 2001 Plan and three months for options granted from the Purchase Plan.

Segment Reporting

Based upon definitions contained within SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we operate in one segment, automotive retailing.

Reclassifications

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” individual dealerships sold, terminated or classified as held for sale are required to be reported as discontinued operations. During 2005, we completed the disposal of one dealership and, as of December 31, 2005, had approved, but not yet completed, the disposition of two additional dealerships.  In accordance with the provisions of SFAS No. 144, the results of operations of these dealerships were reported as discontinued operations for all periods presented. If, in future periods, we determine that a dealership should be either reclassified from continuing operations to discontinued operations, or from discontinued operations to continuing operations, previously reported consolidated statements of income will be reclassified in order to reflect the current classification.

During the first quarter of 2005, we reclassified bank fees and bank card charges, net of cash discounts earned, from other income (expense) to selling, general and administrative expense. The effect on 2004 and 2003 was to decrease other expense by $2.6 million and $2.1 million, respectively, and increase selling, general and administrative by like amounts.

In addition, in order to maintain consistency and comparability between periods, certain other amounts in our consolidated financial statements have been reclassified from previously reported balances to conform to the current year presentation.

(2)           Trade Receivables

Trade receivables consisted of the following (in thousands):

December 31,	2005	2004
Trade receivables	$14,822	$12,666
Vehicle receivables	14,906	9,971
Manufacturer receivables	23,569	18,694
Other	1,099	1,150
	54,396	42,481
Less: Allowances	(406)	(436)
Total receivables, net	$53,990	$42,045

Vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the customer.

(3)           Inventories and Related Notes Payable

The new and used vehicle inventory, collateralizing related notes payable, and other inventory were as follows (in thousands):

	2005		2004
December 31,	Inventory Cost	Notes Payable	Inventory Cost	Notes Payable
New and program vehicles	$491,486	$530,452	$427,134	$450,860
Used vehicles	87,853	—	84,739	—
Parts and accessories	26,708	—	24,637	—
Total inventories	$606,047	$530,452	$536,510	$450,860

The inventory balance is generally reduced by manufacturer holdbacks and incentives, while the related floorplan liability is reflective of the gross cost of the vehicle. The floorplan liability, as shown in Notes Payable in the above table, will generally also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability.

All new vehicles are pledged to collateralize floor plan notes payable to floorplan providers. The floorplan notes payable bear interest, payable monthly on the outstanding balance, at a rate of interest that varies by provider. The new vehicle floorplan notes are payable on demand and are typically paid upon the sale of the related vehicle. As such, these floorplan notes payable are shown as current liabilities in the accompanying consolidated balance sheets.

Ford Motor Credit, General Motors Acceptance Corporation and Volkswagen Credit have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation serving as the primary lenders for substantially all other brands.  These new vehicle lines are secured by new vehicle inventory of the relevant brands. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and is included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and is included as an operating activity.

At December 31, 2005 and 2004, used vehicles and parts and accessories inventory were pledged to collateralize our used vehicle and working capital credit facility.

(4)           Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

December 31,	2005	2004
Buildings and improvements	$150,916	$129,687
Service equipment	29,152	25,373
Furniture, signs and fixtures	79,453	70,804
	259,521	225,864
Less accumulated depreciation – buildings	(11,358)	(8,110)
Less accumulated depreciation – equipment and other	(31,622)	(25,922)
	216,541	191,832
Land	109,464	95,583
Construction in progress, buildings	6,350	9,196
Construction in progress, other	822	3,020
	$333,177	$299,631

(5)           Goodwill and Other Intangible Assets

The roll forward of goodwill was as follows (in thousands):

Year Ended December 31,	2005	2004
Balance, beginning of year	$244,532	$207,027
Goodwill acquired and post acquisition adjustments	21,865	37,505
Goodwill included in assets held for sale	(2,368)	—
Goodwill included in gain or loss on disposal of franchises and discontinued operations	(3,130)	—
Balance, end of year	$260,899	$244,532

The amount of goodwill assigned to a discontinued operation is generally determined based on the subject dealership’s discounted cash flows as it relates to the discounted cash flows of the reporting unit.

At December 31, 2005 and 2004, other intangible assets included the value of franchise agreements and non-compete agreements. At December 31, 2005, it also included customer lists. The value attributed to franchise agreements has an indefinite useful life and non-compete agreements and customer lists are amortized on a straight-line basis over the life of the agreements, typically 3 to 5 years.

The gross amount of other intangible assets and the related accumulated amortization for non-compete agreements and customer lists were as follows (in thousands):

December 31,	2005	2004
Franchise value	$50,161	$44,602

Non-compete agreements and customer lists	175	110
Accumulated amortization	(89)	(63)
Net non-compete agreements and customer lists	86	47
Total other intangible assets, net	$50,247	$44,649

Amortization expense related to the non-compete agreements and customer lists totaled $26,000, $24,000 and $21,000, respectively, for the years ended December 31, 2005, 2004 and 2003.  Amortization of non-compete agreements and customer lists is as follows over the next five years (in thousands):

2006	$35
2007	15
2008	13
2009	13
2010	10

(6)           Trade Payables

Trade payables consisted of the following (in thousands):

December 31,	2005	2004
Trade payables	$10,450	$9,275
Lien payables	10,832	8,192
Manufacturer payables	4,744	4,630
Other	4,891	4,703
Total trade payables	$30,917	$26,800

Lien payables represent amounts owed to financial institutions for customer vehicle trade-ins.

(7)           Derivative Financial Instruments

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

We do not enter into derivative instruments for any purpose other than to manage interest rate exposure.  That is, we do not engage in interest rate speculation using derivative instruments.

As of December 31, 2005, we have outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•      effective January 26, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.265% per annum, variable rate adjusted on the 26th of each month;

•      effective February 18, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.30% per annum, variable rate adjusted on the 1st and 16th of each month;

•      effective November 18, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.65% per annum, variable rate adjusted on the 1st and 16th of each month;

•      effective November 26, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.63% per annum, variable rate adjusted on the 26th of each month;

•      effective March 9, 2004 – a five year, $25 million interest rate swap at a fixed rate of 3.25% per annum, variable rate adjusted on the 1st and 16th of each month; and

•      effective March 18, 2004 – a five year, $25 million interest rate swap at a fixed rate of 3.10% per annum, variable rate adjusted on the 1st and 16th of each month.

We earn interest on all of the interest rate swaps at the one-month LIBOR rate.  The one-month LIBOR rate at December 31, 2005 was 4.39% per annum.

The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. These amounts are recorded as deferred gains or losses in our consolidated balance sheet with the offset recorded in accumulated other comprehensive income, net of tax. The amount of deferred gains and losses at December 31, 2005 were $5.4 million and $0, respectively. The difference between interest earned and the interest obligation results in a monthly settlement, which is reclassified from accumulated other comprehensive income to the statement of operations as a component of flooring interest expense. The resulting cash settlement reduces the amount of deferred gains and losses. Because the critical terms of the interest rate swaps and the underlying debt obligations are the same, there was no ineffectiveness recorded in interest expense.

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

At current interest rates, we estimate that we will recognize interest savings, net of tax, of approximately $0.9 million related to our interest rate swaps during 2006.

A roll-forward of our accumulated derivative gains and (losses) was as follows (in thousands):

Year Ended December 31,	2005	2004	2003
Balance, beginning of period	$789	$(1,468)	$(2,509)
Net derivative gains (losses)	2,070	(254)	(1,140)
Net amount reclassified into earnings	457	2,511	2,181
Balance, end of period	$3,316	$789	$(1,468)

(8)           Lines of Credit and Long-Term Debt

Lines of Credit

We have a working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, totaling up to $150 million, which expires May 1, 2008.  This credit facility is cross-collateralized and secured by cash and cash equivalents, new and used vehicles on a subordinated basis to the extent not specifically financed by other lenders, parts inventories, accounts receivable, intangible assets and equipment. We pledged to DaimlerChrysler Services and Toyota Motor Credit the stock of all of our dealership subsidiaries except entities operating BMW, Honda, Nissan or Toyota stores. The commitments under this credit agreement may be withdrawn under various events of default or certain changes in control of Lithia.

The financial covenants in our agreement with DaimlerChrysler Services and Toyota Motor Credit require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels.  At December 31, 2005, we were in compliance with all of the covenants of this agreement.

We have a credit facility with U.S. Bank N.A., which provides for a $50.0 million revolving line of credit for leased vehicles and equipment purchases and expires May 1, 2007. The financial covenants in our agreement with U.S. Bank N.A. require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a minimum total net worth; and (iv) a minimum tangible net worth. At December 31, 2005, we were in compliance with all of the covenants of this agreement. The commitments under this credit agreement may be withdrawn under various events of default or certain changes in control of Lithia.

Pursuant to our $150 million credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, total dividends and repurchases of our common stock cannot exceed $18.0 million over the term of the agreement. Through December 31, 2005, over the term of the agreement, we have paid dividends and repurchased stock totaling $16.6 million. This credit agreement was amended in February 2006 to increase the total allowable dividends and stock repurchases to $25.0 million.

Interest rates on all of the above facilities ranged from 5.9% to 7.1% at December 31, 2005.  Amounts outstanding on the lines at December 31, 2005, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at December 31, 2005	Remaining Availability as of December 31, 2005
New and program vehicle lines	$530,452	$	*
Working capital and used vehicle line	—	150,000
Equipment/leased vehicle line	50,000	—
	$580,452	$150,000

*  There are no formal limits on the new and program vehicle lines with certain lenders.

Senior Subordinated Convertible Notes

In May 2004, we sold $85.0 million of 2.875% senior subordinated convertible notes (the “Notes”) due 2014 through a Rule 144A offering to qualified institutional buyers. We will also pay contingent interest on the notes during any six-month interest period beginning May 1, 2009, in which the trading price of the Notes for a specified period of time equals or exceeds 120% of the principal amount of the Notes. We subsequently filed a registration statement with the SEC to register the resale of the notes and shares of the Class A common stock in to which the notes are convertible. Net proceeds from this offering were approximately $82.5 million. The Notes are convertible into shares of our Class A common stock at a price of $37.69 per share (or 26.53 shares per $1,000 of Notes) upon the satisfaction of certain conditions and upon the occurrence of certain events as follows:

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

Our earnings to fixed charge coverage ratio, as defined in the Notes, was 3.03 for 2005.

Summary

Long-term debt consisted of the following (in thousands):

December 31,	2005	2004
Variable Rate Debt:
Equipment and leased vehicle line of credit, expiring May 2007	$50,000	$40,686
Mortgages payable in monthly installments of $386, including interest between 6.19% and 8.43%, maturing through April 2024; secured by land and buildings	44,090	52,382
Notes payable in monthly installments of $23, including interest between 0.0% and 7.1%, maturing at various dates through 2006; secured by vehicles leased to others	2,704	2,194
Notes payable related to acquisitions, with interest rate of 7.25%, maturing February 2008	179	331
Total Variable Rate Debt	96,973	95,593
Fixed Rate Debt:
2.875% senior subordinated convertible notes, due May 2014 with interest due semi-annually in May and November of each year	85,000	85,000
Mortgages payable in monthly installments of $797, including interest between 4.00% and 7.29%, maturing fully May 2022; secured by land and buildings	113,702	91,298
Notes payable related to acquisitions, with interest rates between 4.00% and 7.25%, maturing at various dates through May 2009	1,235	1,454
Capital lease obligations, net of interest of $138, with monthly lease payments of $5	509	530
Total Fixed Rate Debt	200,446	178,282
Total Long-Term Debt	297,419	273,875
Less current maturities	(6,868)	(6,565)
	$290,551	$267,310

The schedule of future principal payments on long-term debt as of December 31, 2005 was as follows (in thousands):

Year Ending December 31,
2006	$6,868
2007	63,112
2008	38,276
2009	23,435
2010	9,509
Thereafter	156,219
Total principal payments	$297,419

(9)           Stockholders’ Equity

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

(10)         Cost of Sales

Cost of sales categorized by revenue category from continuing operations was as follows (in thousands):

Year Ended December 31,	2005	2004	2003
New vehicle sales	$1,543,620	$1,419,887	$1,299,850
Used vehicle sales	707,096	643,298	634,525
Service, body and parts	158,793	145,349	128,935
Fleet and other	21,468	6,461	4,290
	$2,430,977	$2,214,995	$2,067,600

(11)         Income Taxes

Income tax expense from continuing operations was as follows (in thousands):

Year Ended December 31,	2005	2004	2003
Current:
Federal	$25,593	$13,986	$11,516
State	3,664	2,114	1,707
	29,257	16,100	13,223
Deferred:
Federal	4,086	10,423	9,406
State	615	1,302	1,050
	4,701	11,725	10,456
Total	$33,958	$27,825	$23,679

At December 31, 2005, we had income taxes payable totaling $1.7 million and at December 31, 2004, we had prepaid income taxes totaling $2.2 million.

Individually significant components of the deferred tax assets and liabilities are presented below (in thousands):

December 31,	2005	2004
Deferred tax assets:
Deferred revenue and cancellation reserves	$5,366	$4,801
Allowance and accruals	5,031	4,163
Total deferred tax assets	10,397	8,964

Deferred tax liabilities:
Inventories	(4,677)	(5,766)
Interest expense	(3,045)	(1,856)
Goodwill	(29,185)	(22,896)
Property and equipment, principally due to differences in depreciation	(15,632)	(14,670)
Prepaids and property taxes	(863)	(525)
Total deferred tax liabilities	(53,402)	(45,713)
Total	$(43,005)	$(36,749)

In 2005, 2004 and 2003, income tax benefits attributable to employee stock option transactions of $584,000, $415,000 and $138,000, respectively, were allocated to stockholders’ equity.

The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax expense from continuing operations for 2005, 2004 and 2003 is shown in the following tabulation (in thousands):

Year Ended December 31,	2005	2004	2003
Computed “expected” tax expense	$30,013	$25,165	$20,824
State taxes, net of federal income tax benefit	2,754	2,208	1,778
Other	1,191	452	1,077
Income tax expense	$33,958	$27,825	$23,679

(12)         401(k) Profit Sharing Plan

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $1.8 million, $1.3 million and $0.6 million were recognized for the years ended December 31, 2005, 2004 and 2003, respectively.  Employees may contribute to the plan as they meet certain eligibility requirements.

(13)         Stock Incentive Plans

At our annual shareholders meeting in May 2005, our shareholders approved an amendment to, and restatement of, our 2003 Stock Option Plan in the form of the 2003 Stock Incentive Plan (the “2003 Plan”). As amended in May 2005, the 2003 Plan allows for the granting of up to a total of 2.2 million nonqualified stock options and shares of restricted stock to our officers, key employees and consultants. We also have options outstanding and exercisable pursuant to their original terms pursuant to prior plans. Options canceled under prior plans do not return to the pool of options to be granted again in the future. All of the option plans are administered by the Compensation Committee of the Board and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control. Options become exercisable over a period of up to ten years from the date of grant and at exercise prices as determined by the Board.  Beginning in 2004, the term of options granted has been reduced to six years. At December 31, 2005, 2,548,906 shares of Class A common stock were reserved for issuance under the plans, of which 1,321,222 were available for future grant.

Activity under the above plans was as follows (in thousands):

	Shares Available for Grant	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2002	544	1,498	$14.25
Options granted	(16)	16	14.09
Options canceled	133	(151)	16.54
Options exercised	—	(38)	10.09
Balances, December 31, 2003	661	1,325	14.10
Additional shares reserved	1,000	—	—
Options granted	(337)	337	29.14
Options canceled	55	(64)	18.41
Options exercised	—	(168)	9.14
Balances, December 31, 2004	1,379	1,430	18.04
Options granted	(105)	105	27.46
Options canceled	100	(114)	22.30
Options exercised	—	(193)	14.21
Non-vested stock issued	(62)	—	—
Non-vested stock forfeited	9	—	—
Balances, December 31, 2005	1,321	1,228	$19.06

The weighted average grant date fair value of non-vested stock issued in 2005 was $27.54. The weighted average fair value of options granted pursuant to the 2003 Plan was $10.69, $11.52 and $8.20, respectively, in 2005, 2004 and 2003.

The following table summarizes stock options outstanding at December 31, 2005:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number of Shares Exercisable	Weighted Average Exercise Price
$1.00	71,000	5.1	$1.00	69,000	$1.00
11.25 - 12.69	137,976	5.0	11.82	136,776	11.82
14.31 - 16.18	221,438	6.6	15.16	45,658	15.18
16.50 - 17.85	249,559	3.8	16.71	225,323	16.70
19.24 - 20.52	172,400	6.0	19.28	40,200	19.24
26.60 - 27.58	103,004	5.2	27.48	11,000	26.60
29.42	272,307	4.2	29.42	6,000	29.42
$1.00 - $29.42	1,227,684	5.0	$19.06	533,957	$13.83

At December 31, 2004 and 2003, 513,049 and 527,250 shares were exercisable at weighted average exercise prices of $15.14 and $12.99, respectively.

In 1998, the Board of Directors and the stockholders approved the implementation of an Employee Stock Purchase Plan (the “Purchase Plan”), and, as amended, have reserved a total of 1.75 million shares of Class A common stock for issuance thereunder. The Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board. Eligible employees are entitled to invest up to 10% of their base pay for the purchase of stock up to $25,000 of fair market value of our Class A common stock annually.  Prior to April 1, 2005, the purchase price for shares purchased under the Purchase Plan is 85% of the lesser of the fair market value at the beginning or end of the purchase period.  Beginning April 1, 2005, the purchase price is equal to 85% of the fair market value at the end of the purchase period. A total of 256,036, 281,357 and 375,988 shares of our Class A common stock were issued under the Purchase Plan during 2005, 2004 and 2003, respectively, and 284,460 remained available for issuance at December 31, 2005.

(14)         Dividend Payments

For the period January 1, 2003 through December 31, 2005, we declared and paid dividends as follows (total amount of dividend in thousands):

Quarter related to:	Dividend amount per share	Total amount of dividend (in thousands)
2003
Second quarter	$0.07	$1,283
Third quarter	0.07	1,291
Fourth quarter	0.07	1,304
2004
First quarter	0.07	1,312
Second quarter	0.08	1,506
Third quarter	0.08	1,512
Fourth quarter	0.08	1,528
2005
First quarter	0.08	1,536
Second quarter	0.12	2,312
Third quarter	0.12	2,322

See also Note 20 for information regarding the declaration of a dividend related to the fourth quarter of 2005.

(15)         Commitments and Contingencies

Leases

We lease certain of our facilities under non-cancelable operating leases. These leases expire at various dates through 2030. Certain lease commitments contain fixed payment increases at predetermined intervals over the life of the lease, while other lease commitments are subject to escalation clauses of an amount equal to the increase in the cost of living based on the “Consumer Price Index - U.S. Cities Average - All Items for all Urban Consumers” published by the U.S. Department of Labor.  Lease expense is recognized on a straight-line basis over the life of the lease.

Leasehold improvements made at the inception of the lease or during the term of the lease are amortized over the shorter of the life of the improvement or the remaining term of the lease. The payments on the lease liability are amortized over the term of the lease.

The minimum lease payments under the operating leases after December 31, 2005 were as follows (in thousands):

Year Ending December 31,
2006	$20,931
2007	19,502
2008	18,039
2009	15,001
2010	12,565
Thereafter	40,671
Total minimum lease payments	126,709
Less: sublease rentals	(3,322)
$123,387

Rental expense for all operating leases was $18.7 million, $18.8 million and $18.2 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Primarily in connection with dispositions of dealerships, we occasionally assign or sublet our interests in any real property leases associated with such dealerships to the purchaser.  We often retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment of subletting of the lease.  Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. However, we generally have indemnification rights against the assignee or sublessee in the event of non-performance, as well as certain other defenses. We may also be called upon to perform other obligations under these leases, such as environmental remediation of the premises or repairs upon termination of the lease. Although we currently have no reason to believe that we will be called upon to perform any such services, there can be no assurance that any future performance required by us under these leases will not have a material adverse effect on our financial condition or results of operations. Lease rental payments under assigned or sublet leases for their remaining terms totaled approximately $3.3 million at December 31, 2005.

Capital Commitments

We had capital commitments of $21.8 million at December 31, 2005 for the construction of five new facilities, additions to two existing facilities and the remodel of two facilities. Three of the new facilities will be for our Toyota dealerships in Springfield, Oregon, Klamath Falls, Oregon and Odessa, Texas. The other two new facilities are for our Dodge dealership in Sioux Falls, South Dakota and for our Mercedes dealership in Spokane, Washington. We have already incurred $5.4 million for these projects and anticipate incurring the remaining $21.8 million in 2006. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

Charge-Backs for Various Contracts

We have recorded a reserve for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. At December 31, 2005, this reserve totaled $13.1 million.  Based on past experience, we estimate that the $13.1 million will be paid out as follows:  $7.9 million in 2006; $3.5 million in 2007; $1.3 million in 2008; $0.3 million in 2009; and $0.1 million thereafter.

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

On April 28, 2004, Robert Allen and 29 other plaintiffs (“Allen Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 04-3032-HO) against Lithia Motors, Inc. and three of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon UTPA and common law fraud.  The Allen Plaintiffs seek damages, attorney’s fees and injunctive relief.  The Allen Plaintiffs’ Complaint stems from vehicle purchases made at Lithia dealerships between July 2000 and April 2001.  On August 27, 2004, we filed a Motion to Dismiss the Complaint.  On May 26, 2005, the Court entered an Order granting Defendants’ Motion to Dismiss plaintiffs’ state and federal RICO claims with prejudice.  The Court declined to exercise supplemental jurisdiction over plaintiffs’ UTPA and fraud claims.  Plaintiffs filed a Motion to Reconsider the dismissal Order. On August 23, 2005, the Court granted Plaintiffs’ Motion for Reconsideration and permitted the filing of a Second Amended Complaint (“SAC”).  On September 21, 2005, the Allen Plaintiffs, along with Ms. Phillips, filed the SAC.  In this complaint, the Allen plaintiffs seek actual damages that total less than $500,000, trebled, approximately $3.0 million in mental distress claims, trebled, punitive damages of $15.0 million, attorney’s fees and injunctive relief. The SAC added as defendants certain officers and employees of Lithia.  In addition, the SAC added a claim for relief based on the Truth in Lending Act (“TILA”).  On November 14th, 2005 we filed a second Motion to Dismiss the Complaint and a Motion to Compel Arbitration and are now awaiting the Court’s ruling.

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

(16)         Related Party Transactions

Mark DeBoer Construction

During 2005, 2004 and 2003, Lithia Real Estate, Inc. paid Mark DeBoer Construction, Inc. $0.8 million, $1.6 million, and $1.6 million, respectively, for remodeling certain of our facilities.  Mark DeBoer is the son of Sidney B. DeBoer, our Chairman and Chief Executive Officer. These amounts included $162,000, $0.7 million and $0.9 million, respectively, paid for subcontractors and materials, $102,000, $42,000 and $102,000, respectively for permits, licenses, travel and various miscellaneous fees, and $521,000, $880,000 and $638,000, respectively, for contractor fees. We believe the amounts paid are fair in comparison with fees negotiated with independent third parties and all significant transactions are reviewed and approved by our independent audit committee.

(17)         Acquisitions

The following acquisitions were made in 2005:

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

•      In October 2005, we acquired a Honda store and Chrysler and Jeep franchises that were added to our existing Dodge store in Midland, Texas. The combined stores and franchises have anticipated annualized revenues of $24 million. The Honda store was renamed Honda of Midland.

•      In November 2005, we acquired a Toyota and a Honda store in Abilene, Texas. The stores have anticipated annualized revenues of $60 million. The stores were renamed Lithia Toyota of Abilene and Honda of Abilene.

•      In December 2005, we acquired a Dodge store in Corpus Christi, Texas. The store has anticipated annualized revenues of $60 million. The store was renamed Lithia Dodge of Corpus Christi.

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

The above acquisitions were all accounted for under the purchase method of accounting. Pro forma results of operations assuming all of the above acquisitions occurred as of January 1, 2004 were as follows (in thousands, except per share amounts).

Year Ended December 31,	2005	2004
Total revenues	$3,059,425	$3,112,860
Net income	50,566	47,515
Basic earnings per share	2.64	2.53
Diluted earnings per share	2.40	2.36

There are no future contingent payouts related to any of the 2004 or 2005 acquisitions and no portion of the purchase price was paid with our equity securities. During 2005 we acquired the eight stores and twenty-four additional franchises discussed above for $51.7 million, which included $21.9 million of goodwill and $8.4 million of other intangible assets. During 2004, we acquired 12 stores for $91.6 million, which included $38.0 million of goodwill and $15.6 million of other intangible assets. The $51.7 million and $91.6 million for 2005 and 2004, respectively, are net of floorplan notes payable which were assumed at the time of acquisition.

Within one year from the purchase date, we may update the value allocated to purchased assets and the resulting goodwill balances based on pending information received regarding the valuation of such assets.  All of the goodwill from the above acquisitions is expected to be deductible for tax purposes.

(18)         Discontinued Operations

During 2005, we sold a building we had held for sale at December 31, 2004, sold one dealership and classified two additional dealerships as discontinued operations, which are held for sale at December 31, 2005. During 2004, we disposed of the franchises included with a dealership we had held for sale at December 31, 2003. During 2003, we sold one of our dealerships classified as discontinued operations. We expect that the dealerships held for sale at December 31, 2005 will be sold during 2006.

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2005	2004	2003
Revenue	$45,881	$116,411	143,584
Pre-tax income (loss)	(3,328)	(2,591)	(1,068)
Gain (loss) on disposal of discontinued operations, net of tax	28	302	620
Amount of goodwill and other intangible assets disposed of	4,406	1,629	1,712

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

Assets held for sale included the following (in thousands):

December 31,	2005	2004
Inventories	$22,703	$—
Property, plant and equipment	817	135
Goodwill	2,368	—
Other intangible assets	1,523	—
	$27,411	$135

Liabilities held for sale of $22.4 million at December 31, 2005 represented new vehicle flooring notes payable related to the two dealerships held for sale.

(19)         Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees. We adopted SFAS No. 123R on January 1, 2006. See Note 1 Summary of Significant Accounting Policies – Stock-Based Compensation above for the pro forma effects of how SFAS No. 123 would have affected results of operations in 2005, 2004 and 2003. We do not expect the results of SFAS No. 123R to be significantly different than those of applying SFAS No. 123.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  SFAS No. 153 amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by replacing the exception for exchanges of similar productive assets with an exception for exchanges that do not have commercial substance.  A transaction has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005.  The adoption of SFAS No. 153 on July 1, 2005 did not have any effect on our financial position, results of operations or cash flow.

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

(20)         Subsequent Events

Dividend

In February 2006, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.12 per share for the fourth quarter of 2005. The dividend, which will total approximately $2.3 million, will be paid on March 6, 2006 to shareholders of record on February 20, 2006.

Disposition

In February 2006, we disposed of one of our dealerships that was held for sale at December 31, 2005.