Form 10-Q
period 2006-03-31
LITHIA MOTORS INC
filed 2006-05-10
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	15,853,318
Class B common stock without par value	3,762,231
(Class)	(Outstanding at May 4, 2006)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$33,425	$48,566
Contracts in transit	51,659	52,453
Trade receivables, net of allowance for doubtful accounts of $367 and $406	52,109	53,990
Inventories, net	651,938	606,047
Vehicles leased to others, current portion	6,647	6,296
Prepaid expenses and other	6,523	8,800
Deferred income taxes	809	685
Assets held for sale	19,165	27,411
Total Current Assets	822,275	804,248

Land and buildings, net of accumulated depreciation of $12,448 and $11,358	264,064	255,372
Equipment and other, net of accumulated depreciation of $33,810 and $31,622	79,314	77,805
Goodwill	261,442	260,899
Other intangible assets, net of accumulated amortization of $98 and $89	50,238	50,247
Other non-current assets	7,705	4,143
Total Assets	$1,485,038	$1,452,714

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$489,674	$476,322
Floorplan notes payable: non-trade	59,793	54,130
Current maturities of long-term debt	7,886	6,868
Trade payables	30,446	30,917
Accrued liabilities	64,282	57,775
Liabilities held for sale	16,780	22,388
Total Current Liabilities	668,861	648,400

Real estate debt, less current maturities	167,171	154,046
Other long-term debt, less current maturities	123,480	136,505
Other long-term liabilities	10,190	10,440
Deferred income taxes	45,012	43,690
Total Liabilities	1,014,714	993,081

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,798 and 15,629	225,759	224,775
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	3,520	2,559
Unearned compensation	—	(1,132)
Accumulated other comprehensive income	3,958	3,316
Retained earnings	236,619	229,647
Total Stockholders’ Equity	470,324	459,633
Total Liabilities and Stockholders’ Equity	$1,485,038	$1,452,714

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
New vehicle sales	$427,750	$359,619
Used vehicle sales	209,078	197,322
Finance and insurance	27,554	24,616
Service, body and parts	82,473	74,265
Fleet and other	1,330	3,104
Total revenues	748,185	658,926
Cost of sales	617,404	541,694
Gross profit	130,781	117,232
Selling, general and administrative	100,717	89,132
Depreciation - buildings	1,090	828
Depreciation and amortization - other	2,956	2,560
Income from operations	26,018	24,712
Other income (expense):
Floorplan interest expense	(6,615)	(5,102)
Other interest expense	(3,331)	(2,805)
Other income, net	427	285
	(9,519)	(7,622)
Income from continuing operations before income taxes	16,499	17,090
Income taxes	(5,870)	(6,614)
Income before discontinued operations	10,629	10,476
Loss from discontinued operations, net of income
tax benefit of $729 and $307	(1,321)	(486)
Net income	$9,308	$9,990

Basic income per share from continuing operations	$0.55	$0.55
Basic loss per share from discontinued operations	(0.07)	(0.03)
Basic net income per share	$0.48	$0.52

Shares used in basic per share calculations	19,426	19,060

Diluted income per share from continuing operations	$0.50	$0.50
Diluted loss per share from discontinued operations	(0.06)	(0.02)
Diluted net income per share	$0.44	$0.48

Shares used in diluted per share calculations	22,066	21,704

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$9,308	$9,990
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,046	3,388
Depreciation and amortization from discontinued operations	—	100
Stock-based compensation	649	75
(Gain) loss on sale of assets	(8)	126
Gain on sale of franchise	—	(36)
Deferred income taxes	1,133	1,827
Excess tax benefits from share-based payment arrangements	(315)	—
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	1,883	(376)
Contracts in transit	794	230
Inventories	(46,555)	(18,324)
Vehicles leased to others	(648)	10
Prepaid expenses and other	(521)	1,209
Other non-current assets	256	767
Increase (decrease), net of effect of acquisitions:
Flooring notes payable	14,656	9,905
Trade payables	(488)	181
Accrued liabilities	6,285	(299)
Other long-term liabilities and deferred revenue	(249)	(230)
Net cash provided by (used in) operating activities	(9,774)	8,543

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(7,231)	(7,185)
Financeable	(7,514)	(8,053)
Proceeds from sale of assets	279	187
Cash paid for acquisitions, net of cash acquired	—	(16,535)
Proceeds from sale of dealerships	2,226	—
Net cash used in investing activities	(12,240)	(31,586)

Cash flows from financing activities:
Flooring notes payable: non-trade	5,663	8
Net borrowings (repayments) on lines of credit	(13,000)	4,314
Principal payments on long-term debt and capital leases	(1,891)	(1,780)
Proceeds from issuance of long-term debt	16,009	9,676
Proceeds from issuance of common stock	2,115	2,599
Excess tax benefits from share-based payment arrangements	315	—
Dividends paid	(2,338)	(1,528)
Net cash provided by financing activities	6,873	13,289

Decrease in cash and cash equivalents	(15,141)	(9,754)

Cash and cash equivalents:
Beginning of period	48,566	28,869
End of period	$33,425	$19,115

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,291	$7,322
Cash paid during the period for income taxes	15	72

Supplemental schedule of noncash investing and financing activities:
Flooring debt assumed in connection with acquisitions	$—	$12,359
Flooring debt paid by purchaser in connection with dealership disposals	4,713	—

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein as of March 31, 2006 and December 31, 2005 and for the three-month periods ended March 31, 2006 and 2005 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2005 is derived from our 2005 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using the specific identification method for vehicles and parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories consisted of the following (in thousands):

	March 31, 2006	December 31, 2005
New and program vehicles	$525,037	$491,486
Used vehicles	100,572	87,853
Parts and accessories	26,329	26,708
	$651,938	$606,047

Note 3. Earnings Per Share

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	2006			2005
Three Months Ended March 31,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$10,629	19,426	$0.55	$10,476	19,060	$0.55
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	493	2,255	(0.04)	468	2,255	(0.04)
Stock options and unvested restricted stock	—	385	(0.01)	—	389	(0.01)
Diluted EPS
Income from continuing operations available to common stockholders	$11,122	22,066	$0.50	$10,944	21,704	$0.50

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		—			406

Note 4. Comprehensive Income

Comprehensive income includes the unrealized gain or loss on investments and the fair value of cash flow hedging instruments that are reflected in stockholders’ equity, net of tax, instead of net income. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended March 31,
	2006	2005
Net income	$9,308	$9,990
Cash flow hedges:
Net derivative gains, net of tax effect of $(546) and $(1,070), respectively	914	1,697
Reversal of net derivative (gains) losses previously recorded due to their recognition in our statements of operations as a component of interest expense, net of tax effect of $167 and $(219), respectively	(272)	347
Total comprehensive income	$9,950	$12,034

Note 5. Acquisitions

We did not have any acquisitions in the first quarter of 2006. Pro forma results of operations assuming all of the previously disclosed 2005 acquisitions occurred as of January 1, 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
Total revenues	$748,185	$700,501
Net income	9,308	10,167
Basic earnings per share	0.48	0.53
Diluted earnings per share	0.44	0.49

There are no future contingent payouts related to any of the 2005 acquisitions and no portion of the purchase price was paid with our equity securities. Within one year from the purchase date, we may update the value allocated to purchased assets and the resulting goodwill balances based on receipt of pending information regarding the valuation of such assets. All of the goodwill from the 2005 acquisitions is expected to be deductible for tax purposes.

Note 6. Dividend Payment

Cash dividends at the rate of $0.12 per common share, which totaled approximately $2.3 million, were paid on March 6, 2006 to shareholders of record on February 20, 2006.

Note 7. Stock-Based Compensation

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost for equity classified awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

We have elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption, as well as to the unrecognized expense of awards not yet vested at the date of adoption. Such expense will be recognized as compensation expense in the periods after the date of adoption using the Black-Scholes valuation method over the remainder the requisite service period. Our unearned compensation balance of $1.1 million as of December 31, 2005, which was accounted for under APB 25, was reclassified into our Class A common stock upon the adoptions of SFAS No. 123R. The cumulative effect of the change in accounting principle from APB 25 to SFAS No. 123R was not material.

Disclosure of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense in prior periods was as follows (in thousands, except per share amounts):

Three Months Ended March 31,	2005
Net income, as reported	$9,990
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	46
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(721)
Net income, pro forma	$9,315
Basic net income per share:
As reported	$0.52
Pro forma	$0.49
Diluted net income per share:
As reported	$0.48
Pro forma	$0.45

2003 Stock Incentive Plan

Our 2003 Stock Incentive Plan (the “2003 Plan”) allows for the granting of up to a total of 2.2 million nonqualified stock options and shares of restricted stock to our officers, key employees and consultants. We also have options outstanding and exercisable pursuant to their original terms pursuant to prior plans. Options canceled under prior plans do not return to the pool of options to be granted again in the future. All of our option plans are administered by the Compensation Committee of the Board and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control. Options become exercisable over a period of up to five years from the date of grant with expiration dates up to ten years from the date of grant and at exercise prices as determined by the Board. Beginning in 2004, the expiration date of options granted was reduced to six years. At March 31, 2006, 2,429,220 shares of Class A common stock were reserved for issuance under the plans, of which 1,146,690 were available for future grant.

Activity under the above plan was as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2005	1,227,684	$19.06
Granted	112,000	31.67
Forfeited	(4,200)	20.39
Expired	—	—
Exercised	(52,954)	15.37
Balances, March 31, 2006	1,282,530	20.31

	Non-Vested Stock	Weighted Average Grant Date Fair Value
Balances, December 31, 2005	49,767	$27.58
Granted	68,433	31.67
Vested	—	—
Forfeited	(1,701)	27.58
Balances, March 31, 2006	116,499	29.98

Certain information regarding options outstanding as of March 31, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	1,282,530	500,755
Weighted average per share exercise price	$20.31	$13.78
Aggregate intrinsic value	$18.5 million	$10.5 million
Weighted average remaining contractual term	4.8 years	4.3 years

As of March 31, 2006, unrecognized stock-based compensation related to outstanding, but unvested stock option and stock awards was $6.5 million, which will be recognized over the weighted average remaining vesting period of 2.7 years.

1998 Employee Stock Purchase Plan

In 1998, the Board of Directors and the stockholders approved the implementation of an Employee Stock Purchase Plan (the “Purchase Plan”), and, as amended, have reserved a total of 1.75 million shares of Class A common stock for issuance thereunder. The Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board. Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock up to $25,000 of fair market value of our Class A common stock annually. Prior to April 1, 2005, the purchase price for shares purchased under the Purchase Plan was 85% of the lesser of the fair market value at the beginning or end of the purchase period. Beginning April 1, 2005, the purchase price is equal to 85% of the fair market value at the end of the purchase period. During the first quarter of 2006, a total of 48,675 shares were purchased under the Purchase Plan and, as of March 31, 2006, 235,785 shares remained available for purchase under the Purchase Plan.

Stock-Based Compensation

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

Beginning April 1, 2005, compensation expense related to our Purchase Plan is calculated based on the 15% discount from the per share market price on the date of grant. Prior to April 1, 2005, it was calculated using the Black-Scholes valuation model. Compensation expense related to non-vested stock is based on the intrinsic value on the date of grant as if the stock is vested. Compensation expense related to nonqualified stock options was valued using the Black-Scholes valuation model with following assumptions:

Three Months Ended March 31,	2006	2005
Employee Stock Purchase Plan(1)
Risk-free interest rates	—	2.32%
Dividend yield	—	1.23%
Expected term	—	3 months
Volatility	—	28.18%
Discount for post vesting restrictions	—	0.0%

Option Plans
Risk-free interest rates(2)	4.77%	3.58 - 3.71%
Dividend yield(3)	1.51%	1.16 - 1.20%
Expected term(4)	4.7 — 5.3 years	5.4 years
Volatility(5)	35.31%	41.92 - 42.04%
Discount for post vesting restrictions	0.0%	0.0%

(1)   There are no values for the employee stock purchase plan for 2006 since there is no longer a look-back period and the related compensation cost is equal to the intrinsic value of the 15% discount on the day of purchase.

(2)   The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

(3)   The dividend yield is calculated as a ratio of annualized expected dividend per share to the market value of our common stock on the date of grant.

(4)   The expected term is calculated based on the observed and expected time to post-vesting exercise behavior of separate identifiable employee groups.

(5)   The expected volatility is estimated based on a weighted average of historical volatility of our common stock.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Certain information regarding our stock-based compensation was as follows:

Three Months Ended March 31,	2006	2005
Weighted average grant-date per share fair value of share options granted	$10.93	$10.69
Per share intrinsic value of non-vested stock granted	31.67	27.58
Weighted average per share discount for stock purchased under the Purchase Plan	5.19	5.27
Total intrinsic value of share options exercised	876,000	1,042,000
Fair value of non-vested shares that vested during the period	—	—
Stock-based compensation recognized in results of operations (all as a component of selling, general and administrative expense)	649,000	75,000
Tax benefit recognized in statement of operations	74,000	29,000
Cash received from options exercised and shares purchased under all share-based arrangements	2.1 million	2.6 million
Tax deduction realized related to stock options exercised	315,000	295,000

Prior to the adoption of SFAS No. 123R, excess tax benefits realized upon the exercise of stock options were classified as an operating cash flow. SFAS No. 123R requires that these excess tax benefits be reclassified in the statements of cash flows as a cash flow from financing activities. For the three months ended March 31, 2006, the amount of excess tax benefits that were shown as a financing activity was $315,000.

Note 8. Discontinued Operations

We continually monitor the performance of each of our dealerships and make determinations to sell based primarily on return on capital criteria. When a dealership meets the criteria of "held for sale," as defined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations are reclassified into discontinued operations. All dealerships included in discontinued operations have been, or will be, eliminated from our on-going operations upon completion of the sale. We anticipate the completion of the sale for each dealership to occur within 12 months from the date of determination.

During the first quarter of 2006, we disposed of one of our dealerships that was held for sale at December 31, 2005 and, at March 31, 2006, one dealership remained available for sale. Certain financial information related to discontinued operations was as follows (in thousands):

Three Months Ended March 31,	2006	2005
Revenue	$8,606	$15,685
Pre-tax loss	(2,050)	(829)
Gain on disposal of discontinued operations, net of tax	—	36
Amount of goodwill and other intangible assets disposed of	1,946	—

The pre-tax loss in the first quarter of 2006 includes legal settlements related to dealerships in California that were sold in prior years.

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our used vehicle line of credit is allocated based on total used vehicle inventory of the store, and interest expense related to our equipment line of credit is allocated based on the amount of fixed assets.

Assets held for sale included the following (in thousands):

	March 31,	December 31,
	2006	2005
Inventories	$16,679	$22,703
Property, plant and equipment	605	817
Goodwill	1,191	2,368
Other intangible assets	690	1,523
	$19,165	$27,411

Liabilities held for sale of $16.8 million and $22.4 million at March 31, 2006 and December 31, 2005, respectively, represented new vehicle flooring notes payable related to the dealerships held for sale.

Note 9. Effective Tax Rate

Our effective tax rate was 35.6% in the first quarter of 2006 compared to 38.7% in the first quarter of 2005. Our tax rate in the first quarter of 2006 includes the effect of a reduction in our reserve for tax contingencies. We expect our effective tax rate to be in the 38% to 39% range for the remainder of 2006. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Note 10. New Accounting Pronouncements

SFAS No. 156

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our results of operations, financial condition or cash flows.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No 133 and 140.”  SFAS No. 155 resolves implementation issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any beneficial interests in securitized financial assets and, accordingly, the adoption of SFAS No. 155 will not have any effect on our results of operations, financial condition or cash flows.

EITF 04-13

In September 2005, the Emerging Issues Task Force (“EITF”) issued EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” which clarifies accounting when two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction, subject to Accounting Principles Board Issue No. 29, “Accounting for Non-Monetary Transactions.”  EITF 04-13 is required for interim or annual reporting periods beginning after March 15, 2006. Accordingly, we will adopt EITF 04-13 effective April 1, 2006. The adoption of EITF 04-3 is not expected to have a significant impact on our results of operations, financial condition or cash flows.

Note 11. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 12. Subsequent Events

Acquisitions and Disposition

In April 2006, we acquired Fresno Dodge in Fresno, California. The store has anticipated annualized revenues of $50 million. The store was renamed Lithia Dodge of Fresno.

In May 2006, we acquired Latham Motors, Inc. in Twin Falls, Idaho. The store has anticipated annualized revenues of $25 million. The store was renamed Lithia Chrysler Jeep Dodge of Twin Falls.

Also in May 2006, we disposed of the one dealership that was held for sale at March 31, 2006.

Dividend

In April 2006, we announced a dividend on our Class A and Class B common stock of $0.12 per share for the first quarter of 2006. The dividend, which will total approximately $2.4 million, was paid on May 5, 2006 to shareholders of record on April 21, 2006.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

Some of the statements in this Form 10-Q constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our 2005 Form 10-K, which was filed with the Securities and Exchange Commission on March 8, 2006. These risk factors have not significantly changed since the filing of the 2005 Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of May 5, 2006, we offered 25 brands of new vehicles through 191 franchises in 94 stores in the Western United States and over the Internet. As of May 5, 2006, we operated 16 stores in Oregon, 13 in Texas, 12 in Washington, 12 in California, 8 in Idaho, 7 in Colorado, 7 in Alaska, 7 in Montana, 6 in Nevada, 3 in Nebraska, 2 in South Dakota and 1 in New Mexico. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

We currently achieve gross profit margins above industry averages by selling a higher ratio of retail used vehicles to new vehicles and by arranging finance and extended warranty contracts for a greater percentage of our customers.

Our acquisition model is focused on acquiring average performing new vehicle franchised stores and then integrating and improving them. Our goal is to maximize the operations of all four departments of every store we acquire. We have had success with this strategy since our initial public offering in 1996. While our strategy has not changed since 1996, our ability to integrate and improve the stores that we acquire has increased dramatically. We have also developed a better process for identifying acquisition targets that fit our operating model. Our cash position, substantial lines of credit, plus an experienced and well-trained staff are all available to facilitate our continued growth as the opportunities develop.

In keeping with this model, we acquired one dealership in April 2006 and one in May 2006 with total estimated annual revenues of approximately $75 million and have a number of acquisitions expected to close during the remainder of 2006.

We expect that manufacturers will continue to offer incentives on new vehicle sales during 2006 through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers. To complement the manufacturers’ incentive strategy, we employ a volume-based strategy for our new vehicle sales.

We are currently working on several initiatives that we expect will improve our operations in future periods.

Such initiatives include the following:

•      our Customer Centric Sales Process, which will help us leverage the benefits of our system that allows us to track advertising and increase the productivity of the sales staff by providing daily work plans and focused training. Under this program, all salespersons will have interactive personal computers, which will allow the salesperson to quickly and efficiently enter data and interact with the customer to speed up the sales process. Vehicle and customer information will immediately be downloaded onto the appropriate forms necessary to complete the sales process that, over time, will eliminate the need for paperwork to be done by hand;

•      our Finance and Insurance (“F&I”) Certification Program for our F&I managers;

•      improving the functionality of our centralized inventory control process;

•      our Internet initiative, which involves developing a centralized department that will be staffed 24 hours a day, seven days a week with brand specialists capable of communicating with customers by phone or live chat; and

•      IT initiatives related to automating our offices and establishing independent used vehicle operations. Initiatives also include our Assured Used Vehicle buying program and our independent used vehicle strategy

Results of Continuing Operations

Certain revenue, gross profit margin and gross profit information by product line was as follows:

Three Months Ended March 31, 2006	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	57.2%	7.9%	26.0%
Used vehicle(1)	27.9	13.7	21.8
Finance and insurance(2)	3.7	100.0	21.1
Service, body and parts	11.0	48.8	30.8
Fleet and other	0.2	31.8	0.3

Three Months Ended March 31, 2005	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	54.6%	8.1%	25.0%
Used vehicle(1)	29.9	13.6	22.9
Finance and insurance(2)	3.7	100.0	21.0
Service, body and parts	11.3	48.6	30.8
Fleet and other	0.5	11.9	0.3

(1)   Includes retail and wholesale used vehicles.

(2)   Reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2006(1)	2005(1)
Revenues:
New vehicle	57.2%	54.6%
Used vehicle	27.9	29.9
Finance and insurance	3.7	3.7
Service, body and parts	11.0	11.3
Fleet and other	0.2	0.5
Total revenues	100.0%	100.0%
Gross profit	17.5	17.8
Selling, general and administrative expenses	13.5	13.5
Depreciation and amortization	0.5	0.5
Income from operations	3.5	3.8
Floorplan interest expense	0.9	0.8
Other interest expense	0.4	0.4
Other income, net	(0.1)	—
Income from continuing operations before taxes	2.2	2.6
Income tax expense	0.8	1.0
Income from continuing operations	1.4%	1.6%

(1) The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the first quarter of 2006 compared to the first quarter of 2005:

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2006	2005	(Decrease)	(Decrease)

Revenues:
New vehicle	$427,750	$359,619	$68,131	18.9%
Used vehicle	209,078	197,322	11,756	6.0
Finance and insurance	27,554	24,616	2,938	11.9
Service, body and parts	82,473	74,265	8,208	11.1
Fleet and other	1,330	3,104	(1,774)	(57.2)
Total revenues	748,185	658,926	89,259	13.5
Cost of sales	617,404	541,694	75,710	14.0
Gross profit	130,781	117,232	13,549	11.6
Selling, general and administrative	100,717	89,132	11,585	13.0
Depreciation and amortization	4,046	3,388	658	19.4
Income from operations	26,018	24,712	1,306	5.3
Floorplan interest expense	(6,615)	(5,102)	1,513	29.7
Other interest expense	(3,331)	(2,805)	526	18.8
Other income, net	427	285	142	49.8
Income from continuing operations before taxes	16,499	17,090	(591)	(3.5)
Income tax expense	5,870	6,614	(744)	(11.2)
Income from continuing operations	$10,629	$10,476	$153	1.5%

	Three Months Ended March 31,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
New units sold	15,241	12,864	2,377	18.5%
Average selling price per new vehicle	$28,066	$27,955	$111	0.4

Used units sold	16,291	16,364	(73)	(0.4)
Average selling price per used vehicle	$12,834	$12,058	$776	6.4

Finance and insurance sales per retail unit	$1,060	$1,039	$21	2.0

Revenues

Total revenues increased 13.5% in the first quarter of 2006 compared to the first quarter of 2005 as a result of acquisitions, as well as a 7.1% increase in same-store retail sales. We believe that our strong operating systems, integrated store network and regional market focus contributed to our same-store sales increases, especially in the new vehicle sales. During the first quarter of 2006, we focused on new vehicle sales to gain market share and create long-term parts and services business, which resulted in a 10.9% increase in same-store new vehicle unit sales compared to the first quarter of 2005 and compared to an approximately 1% increase in the industry during the same period. Same-store sales percentage increases were as follows:

First quarter of 2006 vs. first quarter of 2005
New vehicle retail, excluding fleet	11.5%
Used vehicles, including wholesale	0.3
Finance and insurance	4.1
Service, body and parts	5.1
Total sales, excluding fleet	7.1

Same-store sales are calculated by dealership comparing only those months that contain full-month operating data.

Penetration rates for certain products were as follows:

Three Months Ended March 31,	2006	2005
Finance and insurance	78%	79%
Service contracts	43	43
Lifetime oil change and filter	39	39

Gross Profit

Gross profit increased $13.5 million in the first quarter of 2006 compared to the first quarter of 2005 due to increased total revenues, partially offset by a decrease in our overall gross profit margin. Our gross profit margins by business lines were as follows:

	Three Months Ended March 31,		Basis Point
	2006	2005	Change
New vehicle	7.9%	8.1%	(20	)bp*
Retail used vehicle	15.4	15.4	—
Wholesale used vehicle	5.1	4.4	70
Finance and insurance	100.0	100.0	—
Service, body and parts	48.8	48.6	20
Overall	17.5	17.8	(30)

* “bp” stands for basis points (one hundred basis points equals one percent).

The decrease in new vehicle gross profit margin was due to our focus on unit sales to gain market share.

The increase in wholesale used vehicle gross profit margin was due to our continued efforts to dispose of these units by using centralized control, holding our own local used vehicle auctions and managing the disposal of units at larger third party auctions.

The increase in service, body and parts gross profit margin was due to our continued focus on service advisor training, which has led to gains in the sale of higher margin service items, as well as a number of pricing and cost saving initiatives.

The decline in the overall gross profit margin during the first quarter of 2006 was primarily due to our focus on new vehicle unit sales, which carry a lower margin than the other business lines. This focus on new vehicle sales also detracted from unit sales of used vehicles during the period.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

Selling, general and administrative expense increased $11.6 million in the first quarter of 2006 compared to the first quarter of 2005, but remained flat as a percentage of revenue. The increase in dollars spent was primarily due to increased selling, or variable, expenses related to the increase in acquisition revenues and the number of locations. Also, SG&A in the first quarter of 2006 includes $649,000 of stock-based compensation compared to $75,000 in the first quarter of 2005, due to the adoption of SFAS No. 123R. In addition, the first quarter of 2006 includes charges for certain initiatives that we expect will lead to operating efficiencies in future periods as discussed in “Overview” above. After salaries and wages, the next four largest cost items, sales compensation, payroll taxes, rent and advertising, all improved as a percentage of gross profit in the first quarter of 2006 compared to the first quarter of 2005.

Depreciation and Amortization

Depreciation and amortization increased $0.7 million in the first quarter of 2006 compared to the first quarter of 2005 due to the addition of property and equipment primarily related to our acquisitions, as well as leasehold improvements to existing facilities.

Income from Operations

Operating margins decreased by 30 basis points in the first quarter of 2006 to 3.5% from 3.8% in the first quarter of 2005. The decrease was due primarily to the lower gross profit margin as discussed above.

Floorplan Interest Expense

Floorplan interest expense increased $1.5 million in the first quarter of 2006 compared to the first quarter of 2005. Increases in the average interest rates on our floorplan facilities resulted in an increase to floorplan interest expense of $1.9 million and an increase in our average outstanding balance on these facilities of $62.0 million contributed $0.6 million to the increase. These increases were partially offset by a $1.0 million decrease related to our interest rate swaps.

As a result of our interest rate swaps, our average interest rate increased by approximately 60 basis points in the first quarter of 2006 compared to the first quarter of 2005, as compared to an approximately 200 basis point increase in market rates.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes.

Other interest expense increased $0.5 million in the first quarter of 2006 compared to the first quarter of 2005. Changes in the weighted average interest rate on our debt in the first quarter of 2006 compared to the first quarter of 2005 increased other interest expense by approximately $0.3 million and changes in the average outstanding balances resulted in an increase of approximately $0.2 million. Interest expense related to the $85.0 million of senior subordinated convertible notes that were issued in May 2004 totals approximately $765,000 per quarter, which consists of $611,000 of contractual interest and $154,000 of amortization of debt issuance costs.

Income Tax Expense

Our effective tax rate was 35.6% in the first quarter of 2006 compared to 38.7% in the first quarter of 2005. Our tax rate in the first quarter of 2006 includes the effect of a reduction in our reserve for tax contingencies. We expect our effective tax rate to be in the 38% to 39% range for the remainder of 2006. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue decreased in the first quarter of 2006 compared to the first quarter of 2005 as a result of the decreased gross profit margins, increased SG&A and increased interest expense as discussed above.

Discontinued Operations

We continually monitor the performance of each of our dealerships and make determinations to sell based primarily on return on capital criteria. When a dealership meets the criteria of "held for sale," as defined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations are reclassified into discontinued operations. All dealerships included in discontinued operations have been, or will be, eliminated from our on-going operations upon completion of the sale. We anticipate the completion of the sale for each dealership to occur within 12 months from the date of determination.

During the first quarter of 2006, we disposed of one of our dealerships that was held for sale at December 31, 2005 and, at March 31, 2006, one dealership remained available for sale. Certain financial information related to discontinued operations was as follows (in thousands):

Three Months Ended March 31,	2006	2005
Revenue	$8,606	$15,685
Pre-tax loss	(2,050)	(829)
Gain on disposal of discontinued operations, net of tax	—	36
Amount of goodwill and other intangible assets disposed of	1,946	—

The pre-tax loss in the first quarter of 2006 includes legal settlements related to dealerships in California that were sold in prior years.

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our used vehicle line of credit is allocated based on total used vehicle inventory of the store, and interest expense related to our equipment line of credit is allocated based on the amount of fixed assets.

Assets held for sale included the following (in thousands):

	March 31,	December 31,
	2006	2005
Inventories	$16,679	$22,703
Property, plant and equipment	605	817
Goodwill	1,191	2,368
Other intangible assets	690	1,523
	$19,165	$27,411

Liabilities held for sale of $16.8 million and $22.4 million at March 31, 2006 and December 31, 2005, respectively, represented new vehicle flooring notes payable related to the dealerships held for sale.

Seasonality and Quarterly Fluctuations

Historically, our sales have been lower in the first and fourth quarters of each year due to consumer purchasing patterns during the holiday season, inclement weather in certain of our markets and the reduced number of business days during the holiday season. As a result, financial performance is expected to be lower during the first and fourth quarters than during the second and third quarters of each fiscal year. We believe that interest rates, levels of consumer debt, consumer confidence and manufacturer sales incentives, as well as general economic conditions, also contribute to fluctuations in sales and operating results. Acquisitions have also been a contributor to fluctuations in our operating results from quarter to quarter.

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity and private debt offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses and capital requirements for at least the next 24 months from March 31, 2006.

Our inventories increased to $651.9 million at March 31, 2006 from $606.0 million at December 31, 2005 due primarily to additional new vehicle inventories acquired to meet our historically stronger sales demand during the second and third quarters of the year. Further, our focus on new vehicle unit sales in the first quarter of 2006 lead to more trade-ins, which resulted in increased used vehicle inventories for the quarter as well. Our new and used flooring notes payable increased to $549.5 million at March 31, 2006 from $530.5 million at December 31, 2005 to finance these increased inventory levels. New vehicles are financed at approximately 100% and used vehicles are financed at approximately 80% of cost. Used vehicles are financed as needed, utilizing our used vehicle flooring credit facility with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation. Our days supply of new vehicles decreased by approximately 35 days at March 31, 2006 compared to December 31, 2005, primarily due to our aggressive new vehicle sales strategy during the first quarter of 2006. Through company-wide promotional initiatives, we were able to reduce our excess inventories to normal levels going into the stronger spring and summer selling season ahead. Our new vehicle inventories are 2 days above our average historical March 31 balances. Our days supply of used vehicles increased by approximately 10 days at March 31, 2006 compared to December 31, 2005 due to our emphasis on new vehicle unit sales in the first quarter of 2006. Used vehicle inventories at March 31, 2006 were 6 days above average levels for March 31. We believe that our inventory of good-quality used vehicles, which were purchased at favorable prices, will benefit our used vehicle business in the coming quarters.

Assets held for sale of $19.2 million at March 31, 2006 included primarily inventories, fixed assets, goodwill and other intangible assets related to one dealership held for sale and are recorded on our balance sheet at the lower of book value or estimated fair market value, less applicable selling costs.

Liabilities held for sale of $16.8 million at March 31, 2006 represented new vehicle flooring notes payable related to the dealership held for sale.

Our Board of Directors declared a dividend of $0.12 per share on our Class A and Class B common stock, which were paid in March and May of 2006, and totaled approximately $2.3 million and $2.4 million, respectively. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through March 31, 2006, we have purchased a total of 60,231 shares under this program and may continue to do so from time to time in the future as conditions warrant. However, the recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place. With the dividend, we are able to offer an immediate and tangible return to our shareholders without reducing our already limited market float, which occurs when we repurchase shares.

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

The financial covenants in our agreement with DaimlerChrysler Services and Toyota Motor Credit require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels. At March 31, 2006, we were in compliance with all of the covenants of this agreement.

Ford Motor Credit, General Motors Acceptance Corporation and Volkswagen Credit have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation serving as the primary lenders for substantially all other brands. These new vehicle lines are secured by new vehicle inventory of the relevant brands. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity.

We have a credit facility with U.S. Bank N.A., which provides for a $50.0 million revolving line of credit for leased vehicles and equipment purchases and expires May 1, 2007. The financial covenants in our agreement with U.S. Bank N.A. require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a minimum total net worth; and (iv) a minimum tangible net worth. At March 31, 2006, we were in compliance with all of the covenants of this agreement. The commitments under this credit agreement may be withdrawn under various events of default or certain changes in control of Lithia.

Pursuant to our $150 million credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, total dividends and repurchases of our common stock cannot exceed $25.0 million over the term of the agreement. To date, over the term of the agreement, we have paid dividends and repurchased stock totaling $21.3 million.

We expect to be in compliance with the covenants for all of our debt agreements in the foreseeable future. In the event that we are unable to meet such requirements, and any available cure period has passed, the lender may require an acceleration of payment, increase the interest rate or limit our ability to borrow.

Interest rates on all of the above facilities ranged from 6.3% to 7.6% at March 31, 2006. Amounts outstanding on the lines at March 31, 2006, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at March 31, 2006	Remaining Availability as of March 31, 2006
New and program vehicle lines	$549,467	$	*
Working capital and used vehicle line	—	150,000
Equipment/leased vehicle line	37,000	13,000
	$586,467	$163,000

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

A declaration and payment of a dividend in excess of $0.08 per share per quarter will result in an adjustment in the conversion rate for the notes if such cumulative adjustment exceeds 1% of the current conversion rate. We declared a dividend of $0.12 per share for the past four quarters, including the first quarter of 2006. The affect of such dividends does not yet reach the 1% threshold amount and no adjustment in the conversion rate is currently required.

The notes are redeemable at our option beginning May 6, 2009 at the redemption price of 100% of the principal amount plus any accrued interest. The holders of the notes can require us to repurchase all or some of the notes on May 1, 2009 and upon certain events constituting a fundamental change or a termination of trading. A fundamental change is any transaction or event in which all or substantially all of our common stock is exchanged for, converted into, acquired for, or constitutes solely the right to receive, consideration that is not all, or substantially all, common stock that is listed on, or immediately after the transaction or event, will be listed on, a United States national securities exchange. A termination of trading will have occurred if our common stock is not listed for trading on a national securities exchange or the Nasdaq National Market.

Our earnings to fixed charge coverage ratio, as defined in the senior subordinated convertible notes, was 2.37 for the quarter ended March 31, 2006.

Capital Commitments

We had capital commitments of $46.0 million at March 31, 2006 for the construction of six new facilities, additions to two existing facilities and the remodel of two facilities. Two of the new facilities will be for our Toyota dealerships in Klamath Falls, Oregon and Odessa, Texas. The other four new facilities are for our Dodge dealership in Sioux Falls, South Dakota, our Mercedes dealership in Spokane, Washington, our BMW dealership in Seattle, Washington and a Hyundai dealership in Clovis, California. We have already incurred $4.6 million for these projects, with an additional $24.0 million expected to be incurred during the remainder of 2006 and the remaining $22.0 million to be incurred in 2007. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

We also had capital commitments of $3 million for the acquisition and development of hardware and software for several information technology initiatives. We anticipate incurring these amounts during the remainder of 2006.

There were no significant changes to our other contractual payment obligations from those reported in our 2005 Form 10-K.

Critical Accounting Policies and Use of Estimates

Except for the addition of the Stock-Based Compensation information below, we reaffirm our critical accounting policies and use of estimates as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 8, 2006.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123R which requires the measurement and recognition of compensation expense for all share based payment awards granted to our employees and directors, including employee stock options, non-vested stock and stock purchases related to the Purchase Plan based on the estimated fair value of the award on the grant date. Upon the adoption of SFAS No. 123R, we maintained our method of valuation for stock option awards using the Black-Scholes valuation model, which has historically been used for the purpose of providing pro-forma financial disclosures in accordance with SFAS No. 123.

The use of the Black-Scholes valuation model to estimate the fair value of stock option awards requires us to make judgments on assumptions regarding the risk-free interest rate, expected dividend yield, expected term and expected volatility over the expected term of the award. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option. The expected dividend yield is calculated as a ratio of annualized expected dividends per share to the market value of our common stock on the date of grant. The expected term is calculated based on the observed and expected time to post-vesting exercise behavior of separate identifiable employee groups. The expected volatility is estimated based on the historical volatility of our common stock and consideration of factors expected to impact the volatility of our stock over the term of the options.

Compensation expense is only recognized on awards that ultimately vest. Therefore, for both stock option awards and non-vested stock awards, we have reduced the compensation expense to be recognized over the vesting period for anticipated future forfeitures. Forfeiture estimates are based on historical forfeiture patterns. We update our forfeiture estimates annually and recognize any changes to accumulated compensation expense in the period of change. If actual forfeitures differ significantly from our estimates, our results of operations could be materially impacted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2005 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 8, 2006.

Item 4. Controls and Procedures

Changes in Internal Controls

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition or cash flows.

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

On April 28, 2004, Robert Allen and 29 other plaintiffs (“Allen Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 04-3032-HO) against Lithia Motors, Inc. and three of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon UTPA and common law fraud. The Allen Plaintiffs seek damages, attorney’s fees and injunctive relief. The Allen Plaintiffs’ Complaint stems from vehicle purchases made at Lithia dealerships between July 2000 and April 2001. On August 27, 2004, we filed a Motion to Dismiss the Complaint. On May 26, 2005, the Court entered an Order granting Defendants’ Motion to Dismiss plaintiffs’ state and federal RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over plaintiffs’ UTPA and fraud claims. Plaintiffs filed a Motion to Reconsider the dismissal Order. On August 23, 2005, the Court granted Plaintiffs’ Motion for Reconsideration and permitted the filing of a Second Amended Complaint (“SAC”). On September 21, 2005, the Allen Plaintiffs, along with Ms. Phillips, filed the SAC. In this complaint, the Allen plaintiffs seek actual damages that total less than $500,000, trebled, approximately $3.0 million in mental distress claims, trebled, punitive damages of $15.0 million, attorney’s fees and injunctive relief. The SAC added as defendants certain officers and employees of Lithia. In addition, the SAC added a claim for relief based on the Truth in Lending Act (“TILA”). On November 14, 2005 we filed a second Motion to Dismiss the Complaint and a Motion to Compel Arbitration. On April 27, 2006, the court granted our motion to dismiss a number of the claims but permitted others to proceed. In particular, all TILA claims were dismissed, some of the RICO claims have been eliminated and any claims for non-economic damages for the alleged fraud have been dismissed. We believe the actions of the court have significantly narrowed the claims and potential damages sought by the plaintiffs. Lithia’s motion to Compel Arbitration on Plaintiffs’ remaining claims is still pending.

On September 23, 2005, Maria Anabel Aripe and 19 other plaintiffs (“Aripe Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 05-3083-HO) against Lithia Motors, Inc., 12 of its wholly-owned subsidiaries and certain officers and employees of Lithia, alleging violations of state and federal RICO laws, the Oregon UTPA, common law fraud and TILA. The Aripe Plaintiffs seek actual damages of less than $600,000, trebled, approximately $3.7 million in mental distress claims, trebled, punitive damages of $12.6 million, attorney’s fees and injunctive relief. The Aripe Plaintiffs’ Complaint stems from vehicle purchases made at Lithia dealerships between May 2001 and August 2005 and is substantially similar to the allegations made in the Allen case. We expect certain of the rulings in the Allen case to apply equally to this case. We further expect to file motions directed at all claims.

We intend to vigorously defend all of the above matters and management believes that the likelihood of a judgment for the amount of damages originally sought in any of the cases remains remote.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).
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

Date:	May 9, 2006	LITHIA MOTORS, INC.

		By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

		By	/s/ LINDA A. GANIM
Linda A. Ganim
Vice President and Chief Accounting Officer
(Principal Accounting Officer)