Form 10-Q
period 2006-06-30
LITHIA MOTORS INC
filed 2006-08-09
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	15,912,400
Class B common stock without par value	3,762,231
(Class)	(Outstanding at August 2, 2006)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$23,435	$48,566
Contracts in transit	52,599	52,453
Trade receivables, net of allowance for doubtful accounts of $407 and $406	61,313	53,990
Inventories, net	881,990	606,047
Vehicles leased to others, current portion	7,028	6,296
Prepaid expenses and other	6,029	8,800
Deferred income taxes	—	685
Assets held for sale	—	27,411
Total Current Assets	1,032,394	804,248

Land and buildings, net of accumulated depreciation of $13,562 and $11,358	282,032	255,372
Equipment and other, net of accumulated depreciation of $35,815 and $31,622	84,008	77,805
Goodwill	276,731	260,899
Other intangible assets, net of accumulated amortization of $107 and $89	57,210	50,247
Other non-current assets	7,614	4,143
Total Assets	$1,739,989	$1,452,714

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$695,937	$476,322
Floorplan notes payable: non-trade	67,144	54,130
Current maturities of long-term debt	7,587	6,868
Trade payables	33,898	30,917
Accrued liabilities	65,431	57,775
Deferred income taxes	481	—
Liabilities held for sale	—	22,388
Total Current Liabilities	870,478	648,400

Used vehicle flooring facility	18,000	—
Real estate debt, less current maturities	168,508	154,046
Other long-term debt, less current maturities	142,609	136,505
Other long-term liabilities	11,272	10,440
Deferred income taxes	46,471	43,690
Total Liabilities	1,257,338	993,081

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,855 and 15,629	227,797	224,775
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	4,226	2,559
Unearned compensation	—	(1,132)
Accumulated other comprehensive income	4,223	3,316
Retained earnings	245,937	229,647
Total Stockholders’ Equity	482,651	459,633
Total Liabilities and Stockholders’ Equity	$1,739,989	$1,452,714

The accompanying notes are an integral part of these condensed consolidated balance sheets.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except  per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues:
New vehicle sales	$496,121	$438,375	$923,871	$797,994
Used vehicle sales	230,909	200,769	439,987	398,091
Finance and insurance	32,776	27,204	60,330	51,820
Service, body and parts	85,736	75,417	168,209	149,682
Fleet and other	939	9,064	2,269	12,168
Total revenues	846,481	750,829	1,594,666	1,409,755
Cost of sales	702,256	623,584	1,319,660	1,165,278
Gross profit	144,225	127,245	275,006	244,477
Selling, general and administrative	107,536	93,323	208,253	182,455
Depreciation - buildings	1,114	886	2,204	1,714
Depreciation and amortization - other	3,098	2,520	6,054	5,080
Income from operations	32,477	30,516	58,495	55,228
Other income (expense):
Floorplan interest expense	(8,931)	(6,000)	(15,546)	(11,102)
Other interest expense	(3,641)	(3,036)	(6,972)	(5,841)
Other income, net	315	247	742	532
	(12,257)	(8,789)	(21,776)	(16,411)
Income from continuing operations before income taxes	20,220	21,727	36,719	38,817
Income taxes	(8,503)	(8,622)	(14,373)	(15,236)
Income before discontinued operations	11,717	13,105	22,346	23,581
Loss from discontinued operations, net of income tax benefit of $153, $285, $882 and $592	(50)	(430)	(1,371)	(916)
Net income	$11,667	$12,675	$20,975	$22,665

Basic income per share from continuing operations	$0.60	$0.68	$1.15	$1.24
Basic loss per share from discontinued operations	—	(0.02)	(0.07)	(0.05)
Basic net income per share	$0.60	$0.66	$1.08	$1.19

Shares used in basic per share calculations	19,501	19,142	19,464	19,085

Diluted income per share from continuing operations	$0.55	$0.62	$1.05	$1.13
Diluted loss per share from discontinued operations	—	(0.02)	(0.06)	(0.04)
Diluted net income per share	$0.55	$0.60	$0.99	$1.09

Shares used in diluted per share calculations	22,150	21,749	22,109	21,710

The accompanying notes are an integral part of these condensed consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$20,975	$22,665
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	8,258	6,794
Depreciation and amortization of discontinued operations	—	155
Stock-based compensation	1,692	278
Loss on sale of assets	85	224
Gain on sale of franchise	—	(44)
Deferred income taxes	3,771	1,527
Excess tax benefits from share-based payment arrangements	(366)	—
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(7,188)	(10,191)
Contracts in transit	(146)	(11,745)
Inventories	(250,019)	(103,862)
Vehicles leased to others	(1,341)	(498)
Prepaid expenses and other	527	1,996
Other non-current assets	323	745
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	197,517	85,638
Trade payables	2,943	3,267
Accrued liabilities	7,348	5,593
Other long-term liabilities and deferred revenue	782	49
Net cash provided by (used in) operating activities	(14,839)	2,591

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(8,962)	(12,769)
Financeable	(23,175)	(13,797)
Proceeds from sale of assets	302	258
Cash paid for acquisitions, net of cash acquired	(28,015)	(26,007)
Proceeds from sale of dealerships	3,926	6,577
Net cash used in investing activities	(55,924)	(45,738)

Cash flows from financing activities:
Floorplan notes payable: non-trade	13,014	3,629
Net borrowings (repayments) on lines of credit	18,000	29,314
Principal payments on long-term debt and capital leases	(4,548)	(3,757)
Proceeds from issuance of long-term debt	19,723	13,334
Repurchase of common stock	—	(9)
Proceeds from issuance of common stock	3,768	4,322
Excess tax benefits from share-based payment arrangements	366	—
Dividends paid	(4,691)	(3,064)
Net cash provided by financing activities	45,632	43,769

Increase (decrease) in cash and cash equivalents	(25,131)	622

Cash and cash equivalents:
Beginning of period	48,566	28,869
End of period	$23,435	$29,491

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,081	$17,253
Cash paid during the period for income taxes	7,029	6,207

Supplemental schedule of non-cash investing and financing activities:
Debt issued in connection with acquisitions	$6,111	$—
Flooring debt assumed in connection with acquisitions	25,857	23,352
Flooring debt paid by purchaser in connection with dealership disposals	4,713	—

The accompanying notes are an integral part of these condensed consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein as of June 30, 2006 and for the three and six-month periods ended June 30, 2006 and 2005 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2005 is derived from our 2005 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in our 2005 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using the specific identification method for vehicles and parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation.  Inventories consisted of the following (in thousands):

	June 30, 2006	December 31, 2005
New and program vehicles	$732,832	$491,486
Used vehicles	121,292	87,853
Parts and accessories	27,866	26,708
	$881,990	$606,047

Note 3. Earnings Per Share

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts).

Three Months Ended June 30,	2006			2005
	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$11,717	19,501	$0.60	$13,105	19,142	$0.68
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	438	2,255	(0.04)	459	2,255	(0.05)
Stock options and unvested restricted stock	—	394	(0.01)	—	352	(0.01)
Diluted EPS
Income from continuing operations available to common stockholders	$12,155	22,150	$0.55	$13,564	21,749	$0.62

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		—			392

Six Months Ended June 30,	2006			2005
	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$22,346	19,464	$1.15	$23,581	19,085	$1.24
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	931	2,255	(0.08)	927	2,255	(0.08)
Stock options and unvested restricted stock	—	390	(0.02)	—	370	(0.03)
Diluted EPS
Income from continuing operations available to common stockholders	$23,277	22,109	$1.05	$24,508	21,710	$1.13

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		—			392

Note 4.  Comprehensive Income

Comprehensive income includes the fair value of cash flow hedging instruments that are reflected in stockholders’ equity, net of tax. The following table sets forth the calculation of comprehensive income for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$11,667	$12,675	$20,975	$22,665
Cash flow hedges:
Net derivative gains (losses), net of tax effect of $(398), $869, $(944) and $(201), respectively	646	(1,363)	1,560	334
Reversal of net derivative (gains) losses previously recorded due to their recognition in our statements of operations as a component of interest expense, net of tax effect of $234, $(148), $401 and $(367), respectively	(381)	220	(653)	567
Total comprehensive income	$11,932	$11,532	$21,882	$23,566

Note 5.  Acquisitions

The following acquisitions were made in the first six months of 2006:

•                  In April 2006, we acquired the Fresno Dodge store in Fresno, California. The store has anticipated annualized revenues of $50 million. The store was renamed Lithia Dodge of Fresno.

•                  In May 2006, we acquired the Latham Motors store in Twin Falls, Idaho. The store has anticipated annualized revenues of $25 million. The store was renamed Lithia Chrysler Jeep Dodge of Twin Falls.

•                  In June 2006, we acquired the TradeMark Chrysler Jeep Dodge store in Bryan — College Station, Texas. The store has anticipated annualized revenues of $60 million. The store was renamed Lithia Chrysler Jeep Dodge of Bryan College Station.

•                  In June 2006, we acquired the Eversole Motors store in La Crosse, Wisconsin. The store has anticipated annualized revenues of $25 million. The store was renamed Lithia Chrysler Jeep Dodge of La Crosse.

The above acquisitions were all accounted for under the purchase method of accounting. Pro forma results of operations, assuming all of the above acquisitions and the previously disclosed 2005 acquisitions occurred as of January 1, 2005, were as follows (in thousands, except per share amounts).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total revenues	$867,904	$825,632	$1,651,456	$1,562,101
Net income	11,935	13,279	21,312	23,683
Basic earnings per share	0.61	0.69	1.09	1.24
Diluted earnings per share	0.56	0.63	1.01	1.13

There are no future contingent payouts related to any of the 2006 acquisitions and no portion of the purchase price was paid with our equity securities. During the first two quarters of 2006, we acquired the four stores discussed above for $28.0 million in cash, which included $15.0 million of goodwill and $7.0 million of other intangible assets.

Within one year from the purchase date, we may update the value allocated to purchased assets and the resulting goodwill balances based on pending information received regarding the valuation of such assets.  All of the goodwill from the above acquisitions is expected to be deductible for tax purposes.

Note 6.  Dividend Payments

Cash dividends at the rate of $0.12 per common share, which totaled approximately $2.3 million and $2.4 million were paid on March 6, 2006 and May 5, 2006, respectively.

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

We have elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing stock-based compensation.  Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption, as well as to the unrecognized expense of awards not yet vested at the date of adoption. Such expense will be recognized as compensation expense in the periods after the date of adoption using the Black-Scholes valuation method over the remainder of the requisite service period. Our unearned compensation balance of $1.1 million as of December 31, 2005, which was accounted for under APB 25, was reclassified into our Class A common stock upon the adoptions of SFAS No. 123R. The cumulative effect of the change in accounting principle from APB 25 to SFAS No. 123R was not material.

Disclosure of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense in prior periods was as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$12,675	$22,665
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	123	169
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(781)	(1,503)
Net income, pro forma	$12,017	$21,331
Basic net income per share:
As reported	$0.66	$1.19
Pro forma	$0.63	$1.12
Diluted net income per share:
As reported	$0.60	$1.09
Pro forma	$0.57	$1.02

2003 Stock Incentive Plan

Our 2003 Stock Incentive Plan (the “2003 Plan”) allows for the granting of up to a total of 2.2 million nonqualified stock options and shares of restricted stock to our officers, key employees and consultants. We also have options outstanding and exercisable pursuant to their original terms pursuant to prior plans. Options canceled under prior plans do not return to the pool of options to be granted again in the future. All of our option plans are administered by the Compensation Committee of the Board and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control. Options become exercisable over a period of up to five years from the date of grant with expiration dates up to ten years from the date of grant and at exercise prices as determined by the Board.  Beginning in 2004, the expiration date of options granted was reduced to six years. At June 30, 2006, 2,423,872 shares of Class A common stock were reserved for issuance under the plans, of which 1,171,444 were available for future grant.

Activity under the above plan was as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2005	1,227,684	$19.06
Granted	112,000	31.67
Forfeited	(27,402)	24.67
Expired	—	—
Exercised	(59,854)	15.38
Balances, June 30, 2006	1,252,428	20.21

	Non-Vested Stock	Weighted Average Grant Date Fair Value
Balances, December 31, 2005	49,767	$27.58
Granted	73,328	31.73
Vested	(4,400)	32.22
Forfeited	(8,148)	29.91
Balances, June 30, 2006	110,547	29.97

Certain information regarding options outstanding as of June 30, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	1,252,428	495,855
Weighted average per share exercise price	$20.21	$13.77
Aggregate intrinsic value	$12.7 million	$8.2 million
Weighted average remaining contractual term	4.6 years	4.0 years

As of June 30, 2006, unrecognized stock-based compensation related to outstanding, but unvested stock option and stock awards was $5.9 million, which will be recognized over the weighted average remaining vesting period of 2.5 years.

1998 Employee Stock Purchase Plan

In 1998, the Board of Directors and the stockholders approved the implementation of an Employee Stock Purchase Plan (the “Purchase Plan”), and, as amended in May 2006, have reserved a total of 2.45 million shares of Class A common stock for issuance thereunder. The Purchase Plan expires December 31, 2012. The Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board. Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock up to $25,000 of fair market value of our Class A common stock annually. Prior to April 1, 2005, the purchase price for shares purchased under the Purchase Plan was 85% of the lesser of the fair market value at the beginning or end of the purchase period.  Beginning April 1, 2005, the purchase price is equal to 85% of the fair market value at the end of the purchase period. During the first six months of 2006, a total of 101,119 shares were purchased under the Purchase Plan at a weighted average price of $28.16 per share, which represented a weighted average discount from the fair market value of $4.95 per share. As of June 30, 2006, 883,341 shares remained available for purchase under the Purchase Plan.

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

Three and Six Months Ended June 30,	2006	2005
Employee Stock Purchase Plan(1)
Risk-free interest rates	—	2.32%
Dividend yield	—	1.23%
Expected lives	—	3 months
Volatility	—	28.18%
Discount for post vesting restrictions	—	0.0%

Option Plans
Risk-free interest rates(2)	4.77%	3.58% - 3.7	1%
Dividend yield(3)	1.51%	1.16% - 1.2	0%
Expected term(4)	4.7 – 5.3 years	5.4 years
Volatility(5)	35.31%	41.92% - 42.0	4%
Discount for post vesting restrictions	0.0%	0.0%

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

Certain information regarding our stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average grant-date per share fair value of share options granted	$—	$—	$10.93	$10.69
Per share intrinsic value of non-vested stock granted	32.50	26.85	31.73	27.54
Weighted average per share discount for compensation expense recognized under the Purchase Plan	4.52	4.31	4.84	4.84
Total intrinsic value of share options exercised	127,000	114,000	1.0 million	1.2 million
Fair value of non-vested shares that vested during the period	142,000	86,000	142,000	86,000
Stock-based compensation recognized in results of operations (all as a component of selling, general and administrative expense)	1.0 million	203,000	1.7 million	278,000
Tax benefit recognized in statement of operations	179,000	80,000	253,000	109,000
Cash received from options exercised and shares purchased under all share-based arrangements	1.7 million	1.7 million	3.8 million	4.3 million
Tax deduction realized related to stock options exercised	105,000	67,000	420,000	362,000

Prior to the adoption of SFAS No. 123R, excess tax benefits realized upon the exercise of stock options were classified as an operating cash flow.  SFAS No. 123R requires that these excess tax benefits be reclassified in the statements of cash flows as a cash flow from financing activities.  For the three and six-month periods ended June 30, 2006, the amount of excess tax benefits that were shown as a financing activity was $51,000 and $366,000, respectively.

The following reconciles what certain operating results would have been without the effects of applying SFAS No. 123R in the three and six-month periods ended June 30, 2006 (in thousands, except per share amounts):

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As Reported	Pro Forma without effects of applying SFAS No. 123R	As Reported	Pro Forma without effects of applying SFAS No. 123R
Income from continuing operations before income taxes	$20,220	$21,109	$36,719	$38,171
Net income	11,667	12,434	20,975	22,292
Cash flow from operating activities	n/a	n/a	(14,839)	(14,473)
Cash flow from financing activities	n/a	n/a	45,632	45,266
Basic earnings per share	0.60	0.64	1.08	1.15
Diluted earnings per share	0.55	0.58	0.99	1.05

Note 8.  Discontinued Operations

We continually monitor the performance of each of our dealerships and make determinations to sell based primarily on return on capital criteria.  When a dealership meets the criteria of “held for sale,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations are reclassified into discontinued operations. All dealerships included in discontinued operations have been, or will be, eliminated from our on-going operations upon completion of the sale. We anticipate the completion of the sale for each dealership to occur within 12 months from the date of determination.

During the first six months of 2006, we disposed of two of our dealerships that were held for sale at December 31, 2005 and, at June 30, 2006, no dealerships remained available for sale. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$2,642	$12,235	$11,248	$27,920
Pre-tax loss	(203)	(715)	(2,253)	(1,544)
Gain on disposal of discontinued operations, net of tax	—	—	—	36
Amount of goodwill and other intangible assets disposed of	1,606	4,406	3,552	4,406

The pre-tax loss in the six months ended June 30, 2006 included legal settlements related to dealerships in California that were sold in prior years.

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

Assets held for sale included the following (in thousands):

	June 30,	December 31,
	2006	2005
Inventories	$—	$22,703
Property, plant and equipment	—	817
Goodwill	—	2,368
Other intangible assets	—	1,523
	$—	$27,411

Liabilities held for sale of $22.4 million at December 31, 2005 represented new vehicle flooring notes payable related to the dealerships held for sale.

Note 9. New Accounting Pronouncements

FASB Interpretation No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109. The interpretation applies to situations where the uncertainty is to the timing of the deduction, the amount of the deduction, or the validity of the deduction. Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (January 1, 2007 for calendar-year companies).  At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date.  Positions that meet this criterion should be measured using the largest benefit that is more than 50 percent likely to be realized. The necessary adjustment should be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle.  Retrospective application is prohibited. The impact of adopting Interpretation No. 48 on the financial statements is not fully known or estimable, however, it is expected to have no effect on results of operations or cash flow.

EITF Issue No. 06-3

Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” requires us to disclose our accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a gross (included in revenues and costs) or net (excluded from revenues) basis. EITF Issue 06-3 is effective for periods beginning after December 15, 2005, with earlier application permitted.  We account for such taxes on a net basis.

SFAS No. 156

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our results of operations, financial condition or cash flows.

SFAS No. 155

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No 133 and 140.” SFAS No. 155 resolves implementation issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any beneficial interests in securitized financial assets and, accordingly, the adoption of SFAS No. 155 will not have any effect on our results of operations, financial condition or cash flows.

EITF 04-13

In September 2005, the Emerging Issues Task Force (“EITF”) issued EITF 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty,” which clarifies accounting when two or more inventory purchase and sales transactions with the same counterparty should be viewed as a single exchange transaction, subject to Accounting Principles Board Issue No. 29, “Accounting for

Non-Monetary Transactions.” EITF 04-13 is required for interim or annual reporting periods beginning after March 15, 2006. Accordingly, we adopted EITF 04-13 effective April 1, 2006. The adoption of EITF 04-3 did not have a significant impact on our results of operations, financial condition or cash flows.

Note 10. Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.

Note 11.  Subsequent Events

Acquisition

In August 2006, we acquired the Ukiah Dodge Chrysler Jeep store in Ukiah, California. The store has anticipated annualized revenues of $10 million. The store was renamed Lithia Chrysler Jeep Dodge of Ukiah.

Dividend

In July 2006, we announced a dividend on our Class A and Class B common stock of $0.14 per share for the second quarter of 2006. The dividend, which totaled approximately $2.8 million, was paid on August 4, 2006 to shareholders of record on July 21, 2006. The $0.14 dividend represents a 17% increase over the $0.12 dividend paid in each of the prior four quarters.

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

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of August 7, 2006, we offered 25 brands of new vehicles in 97 stores in the Western United States and over the Internet. As of August 7, 2006, we operated 16 stores in Oregon, 14 in Texas, 13 in California, 12 in Washington, 8 in Idaho, 7 in Colorado, 7 in Alaska, 7 in Montana, 6 in Nevada, 3 in Nebraska, 2 in South Dakota, 1 in New Mexico and 1 in Wisconsin. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

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

In keeping with this model, we acquired four stores in the first six months of 2006 with total estimated annual revenues of approximately $160 million and have a number of acquisitions expected to close during the remainder of 2006.

Although manufacturer incentives have been lower in 2006 than in the comparable 2005 periods, we expect that manufacturers will continue to offer incentives on new vehicle sales during the remainder of 2006 through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers. To complement the manufacturers’ incentive strategy, we employ a volume-based strategy for our new vehicle sales.

We are currently working on several initiatives that we expect will improve our operations in future periods. Such initiatives include the following:

•                  our Customer Centric Sales Process, which will help us leverage the benefits of our Lithia Store Management System (“LSMS”) that allows us to track advertising and increase the productivity of the sales staff by providing daily work plans and focused training. Under this program, our showrooms will have interactive personal computers, which will allow the salesperson to quickly and efficiently enter data and interact with the customer to speed up the sales process. We rolled out this program in all of our California stores during May and June 2006, with positive results;

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

•                  IT initiatives related to automating our offices, centralizing certain office functions and establishing independent used vehicle operations; and

•                  our Assured Used Vehicle buying program and our independent used vehicle strategy. We began our Assured Used Vehicle buying program in the Tri-Cities, Abilene and Reno markets during the second quarter of 2006, with positive results. We expect to have our first independent used vehicle outlet operating by late spring or early summer 2007.

Results of Continuing Operations

Certain revenue, gross profit margin and gross profit information by product line was as follows:

Three Months Ended June 30, 2006	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.6%	7.3%	25.1%
Used vehicle(1)	27.3	13.7	22.0
Finance and insurance(2)	3.9	100.0	22.7
Service, body and parts	10.1	50.3	29.9
Fleet and other.	0.1	45.4	0.3

Three Months Ended June 30, 2005	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.4%	7.9%	27.2%
Used vehicle(1)	26.8	13.8	21.9
Finance and insurance(2)	3.6	100.0	21.4
Service, body and parts	10.0	49.3	29.2
Fleet and other.	1.2	4.7	0.3

Six Months Ended June 30, 2006	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	57.9%	7.6%	25.5%
Used vehicle(1)	27.7	13.7	22.0
Finance and insurance(2)	3.8	100.0	21.9
Service, body and parts	10.5	49.6	30.3
Fleet and other.	0.1	37.4	0.3

Six Months Ended June 30, 2005	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	56.6%	8.0%	26.2%
Used vehicle(1)	28.2	13.7	22.3
Finance and insurance(2)	3.7	100.0	21.2
Service, body and parts	10.6	49.0	30.0
Fleet and other.	0.9	6.5	0.3

(1)          Includes retail and wholesale used vehicles.

(2)          Reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006(1)	2005(1)	2006(1)	2005(1)
Revenues:
New vehicle	58.6%	58.4%	57.9%	56.6%
Used vehicle	27.3	26.8	27.7	28.2
Finance and insurance	3.9	3.6	3.8	3.7
Service, body and parts	10.1	10.0	10.5	10.6
Fleet and other	0.1	1.2	0.1	0.9
Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	17.0	16.9	17.2	17.3
Selling, general and administrative expenses	12.7	12.4	13.1	12.9
Depreciation and amortization	0.5	0.4	0.5	0.5
Income from operations	3.8	4.1	3.7	3.9
Floorplan interest expense	1.1	0.8	1.0	0.8
Other interest expense	0.4	0.4	0.4	0.4
Other income, net	0.0	0.0	0.0	0.0
Income from continuing operations before taxes	2.4	2.9	2.3	2.8
Income tax expense	1.0	1.1	0.9	1.1
Income from continuing operations	1.4%	1.7%	1.4%	1.7%

(1) The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the three and six-month periods ended June 30, 2006 compared to the three and six-month periods ended June 30, 2005:

	Three Months Ended June 30,			%
(Dollars in thousands)	2006	2005	Increase	Increase
			(Decrease)	(Decrease)
Revenues:
New vehicle	$496,121	$438,375	$57,746	13.2%
Used vehicle	230,909	200,769	30,140	15.0
Finance and insurance	32,776	27,204	5,572	20.5
Service, body and parts	85,736	75,417	10,319	13.7
Fleet and other	939	9,064	(8,125)	(89.6)
Total revenues	846,481	750,829	95,652	12.7
Cost of sales	702,256	623,584	78,672	12.6
Gross profit	144,225	127,245	16,980	13.3
Selling, general and administrative	107,536	93,323	14,213	15.2
Depreciation and amortization	4,212	3,406	806	23.7
Income from operations	32,477	30,516	1,961	6.4
Floorplan interest expense	(8,931)	(6,000)	2,931	48.9
Other interest expense	(3,641)	(3,036)	605	19.9
Other income, net	315	247	68	27.5
Income from continuing operations before taxes	20,220	21,727	(1,507)	(6.9)
Income tax expense	8,503	8,622	(119)	(1.4)
Income from continuing operations	$11,717	$13,105	$(1,388)	(10.6)%

	Three Months Ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
New units sold	18,276	15,601	2,675	17.1%
Average selling price per new vehicle	$27,146	$28,099	$(953)	(3.4)

Used units sold	18,178	16,304	1,874	11.5
Average selling price per used vehicle	$12,703	$12,314	$389	3.2

Finance and insurance sales per retail unit	$1,088	$1,038	$50	4.8

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2006	2005	(Decrease)	(Decrease)
Revenues:
New vehicle	$923,871	$797,994	$125,877	15.8%
Used vehicle	439,987	398,091	41,896	10.5
Finance and insurance	60,330	51,820	8,510	16.4
Service, body and parts	168,209	149,682	18,527	12.4
Fleet and other	2,269	12,168	(9,899)	(81.4)
Total revenues	1,594,666	1,409,755	184,911	13.1
Cost of sales	1,319,660	1,165,278	154,382	13.2
Gross profit	275,006	244,477	30,529	12.5
Selling, general and administrative	208,253	182,455	25,798	14.1
Depreciation and amortization	8,258	6,794	1,464	21.5
Income from operations	58,495	55,228	3,267	5.9
Floorplan interest expense	(15,546)	(11,102)	4,444	40.0
Other interest expense	(6,972)	(5,841)	1,131	19.4
Other income, net	742	532	210	39.5
Income from continuing operations before taxes	36,719	38,817	(2,098)	(5.4)
Income tax expense	14,373	15,236	(863)	(5.7)
Income from continuing operations	$22,346	$23,581	$(1,235)	(5.2)%

	Six Months Ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
New units sold	33,517	28,465	5,052	17.7%
Average selling price per new vehicle	$27,564	$28,034	$(470)	(1.7)

Used units sold	34,469	32,668	1,801	5.5
Average selling price per used vehicle	$12,765	$12,186	$579	4.7

Finance and insurance sales per retail unit	$1,075	$1,039	$36	3.5

Revenues

Total revenues increased 12.7% and 13.1%, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005, as a result of acquisitions, as well as a 7.6% and a 7.4% increase, respectively, in same-store sales, excluding fleet. We believe that our strong operating systems, integrated store network and regional market focus contributed to our same-store sales increases, especially in the new vehicle sales. During the first six months of 2006, we focused on new vehicle sales to gain market share and create long-term parts and services business, which resulted in a 6.6% and an 8.8% increase, respectively, in same-store new vehicle retail sales in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005 and compared to an approximately 5.1% and 2.3% decrease, respectively, in the industry during the same periods. These industry figures include a large number of fleet sales, so industry retail figures were down substantially more. Improvements in same-store used vehicle sales resulted from strong inventories of good quality used vehicles, which resulted, in part, from trade-ins related to our increased new vehicle sales. The improvements in finance and insurance same store sales resulted primarily from the unit increases in sales of both new and used vehicles during the 2006 periods compared to the 2005 periods.

Same-store sales percentage increases were as follows:

	Three months ended June 30, 2006 vs. three months ended June 30, 2005	Six months ended June 30, 2006 vs. six months ended June 30, 2005
New vehicle retail, excluding fleet	6.6%	8.8%
Used vehicles, including wholesale	9.2	4.7
Finance and insurance	14.3	9.5
Service, body and parts	7.5	6.3
Total sales, excluding fleet	7.6	7.4

Same-store sales are calculated by dealership comparing only those dealerships with operations in both comparative periods.

Penetration rates for certain products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Finance and insurance	78%	77%	79%	78%
Service contracts	42	42	42	43
Lifetime oil change and filter	39	39	39	39

Gross Profit

Gross profit increased $17.0 million and $30.5 million, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005 due to increased total revenues. Our gross profit margins by business lines were as follows:

	Three Months Ended June 30,		Basis
	2006	2005	Point Change*
New vehicle	7.3%	7.9%	(60	)bp
Retail used vehicle	15.8	15.9	(10)
Wholesale used vehicle	2.8	3.9	(110)
Finance and insurance	100.0	100.0	—
Service, body and parts	50.3	49.3	100
Overall	17.0	16.9	10

	Six Months Ended June 30,		Basis
	2006	2005	Point Change*
New vehicle	7.6%	8.0%	(40	)bp
Retail used vehicle	15.6	15.7	(10)
Wholesale used vehicle	3.9	4.1	(20)
Finance and insurance	100.0	100.0	—
Service, body and parts	49.6	49.0	60
Overall	17.2	17.3	(10)

* “bp” stands for basis points (one hundred basis points equals one percent).

The decreases in new vehicle gross profit margin were due to our focus on selling volume and gaining market share in the first half of 2006.

The decreases in wholesale used vehicle gross profit margin were due to wholesale market conditions and a focus on retailing more used vehicles and bringing in trade-ins nearer to market value. We dispose of these units by using centralized control, holding our own local used vehicle auctions and managing the disposal of units at larger third party auctions.

The increases in service, body and parts gross profit margin were due to our continued focus on service advisor training, which has led to gains in the sale of higher margin service items, as well as a number of pricing and cost saving initiatives.

The decline in the overall gross profit margin during the six-month period ended June 30, 2006 compared to the same period of 2005 was primarily due to our focus on increased new vehicle sales, which carry a lower margin than the other business lines.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

Selling, general and administrative expense increased $14.2 million and $25.8 million, respectively, in the three and six-month periods ended June 30, 2006 compared to same periods of 2005. The increases in dollars spent were primarily due to increased selling, or variable, expenses related to the increase in acquisition revenues and the number of locations. Also, SG&A in the three and six-month periods ended June 30, 2006 included $1.0 million and $1.7 million, respectively, of stock-based compensation compared to $0.2 million and $0.3 million, respectively, in the same periods of 2005, due to the adoption of SFAS No. 123R. In addition, the three and six-month periods ended June 30, 2006 included expenses for certain initiatives that we expect will lead to operating efficiencies in future periods as discussed in “Overview” above. After salaries and wages, the next four largest expense categories, sales compensation, payroll taxes, rent and advertising, all improved or were flat as a percentage of gross profit in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005, despite the increases in the number of vehicles sold.

Depreciation and Amortization

Depreciation and amortization increased $0.8 million and $1.5 million, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005 due to the addition of property and equipment primarily related to our acquisitions, as well as leasehold improvements to existing facilities.

Income from Operations

Operating margins declined by 30 basis points and 20 basis points, respectively, in the three and six-month periods ended June 30, 2006 to 3.8% and 3.7%, respectively, from 4.1% and 3.9%, respectively, in the comparable periods of 2005. The decreases were due primarily to the increased SG&A as discussed above.

Floorplan Interest Expense

Floorplan interest expense increased $2.9 million and $4.4 million, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005. A $1.4 million and $2.0 million increase, respectively, was the result of increases in the average outstanding balances of our floorplan facilities and increases of $2.5 million and $4.4 million, respectively, resulted from increases in the average interest rates on our floorplan facilities. These increases were partially offset by decreases of $1.0 million and $2.0 million, respectively, related to our interest rate swaps.

As a result of our interest rate swaps, our average interest rate increased by approximately 90 basis points and 80 basis points, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005, and as compared to an approximately 200 basis point increase in market rates.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes.

Other interest expense increased $0.6 million and $1.1 million, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005. Changes in the weighted average interest rate on our debt in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005 increased other interest expense by approximately $0.2 million and $0.5 million, respectively, and changes in the average outstanding balances resulted in increases of approximately $0.4 million and $0.6 million, respectively. Interest expense related to the $85.0 million of senior subordinated convertible notes that were issued in May 2004 totals approximately $765,000 per quarter, which consists of $611,000 of contractual interest and $154,000 of amortization of debt issuance costs.

Income Tax Expense

Our effective tax rate was 42.1% and 39.1%, respectively, in the three and six-month periods ended June 30, 2006 compared to 39.7% and 39.3%, respectively, in the comparable periods of 2005. Our tax rate in the six months ended June 30, 2006 included the effect of a discrete change in our tax reserves, which occurred in the first quarter of 2006. We expect our effective tax rate to be approximately 39% to 40% for the remainder of 2006. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue decreased in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005 as a result of the increased SG&A and increased interest expense as discussed above.

Discontinued Operations

We continually monitor the performance of each of our dealerships and make determinations to sell based primarily on return on capital criteria.  When a dealership meets the criteria of “held for sale,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations are reclassified into discontinued operations. All dealerships included in discontinued operations have been, or will be, eliminated from our on-going operations upon completion of the sale. We anticipate the completion of the sale for each dealership to occur within 12 months from the date of determination.

During the first six months of 2006, we disposed of two of our dealerships that were held for sale at December 31, 2005 and, at June 30, 2006, no dealerships remained available for sale. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$2,642	$12,235	$11,248	$27,920
Pre-tax loss	(203)	(715)	(2,253)	(1,544)
Gain on disposal of discontinued operations, net of tax	—	—	—	36
Amount of goodwill and other intangible assets disposed of	1,606	4,406	3,552	4,406

The pre-tax loss in the six months ended June 30, 2006 included legal settlements related to dealerships in California that were sold in prior years.

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

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital and the funding of our cash dividend payments. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity and private debt offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses, capital requirements, projected acquisitions and current level of cash dividends for at least the next 24 months from June 30, 2006.

Our inventories increased to $882.0 million at June 30, 2006 from $606.0 million at December 31, 2005 due primarily to additional new vehicle inventories acquired to meet our historically stronger sales demand during the third quarter of the year. In addition, as we did in the first quarter of 2006, we took on additional new vehicle inventories during the second quarter of 2006 in order to receive additional manufacturer incentives. Our days supply of new vehicles declined by approximately 10 days at June 30, 2006 compared to December 31, 2005, but was 21 days above our average historical June 30 balances. We expect to sell down our excess new vehicle inventory during the third and fourth quarters of 2006 in order to be at more normalized levels by the end of 2006.

Our focus on new vehicle unit sales in the first half of 2006 led to more trade-ins, which resulted in increased used vehicle inventories as well. As a result, our days supply of used vehicles increased by approximately six days at June 30, 2006 compared to December 31, 2005. Used vehicle inventories at June 30, 2006 were three days above average levels for June 30. We believe that our inventory of good-quality used vehicles, which were purchased at favorable prices, will benefit our used vehicle business in the coming quarters.

Our new and used flooring notes payable increased to $781.1 million at June 30, 2006 from $530.5 million at December 31, 2005 to finance the increased inventory levels. New vehicles are financed at approximately 100% and used vehicles are financed at approximately 80% of cost. Used vehicles are financed as needed, utilizing our used vehicle flooring credit facility with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation.

Our Board of Directors declared dividends of $0.12 per share on our Class A and Class B common stock, which were paid in March and May of 2006, and totaled approximately $2.3 million and $2.4 million, respectively. In addition, our Board of Directors approved a 17% increase in our second quarter 2006 dividend to $0.14 per share on our Class A and Class B common stock, which was paid in August 2006 and totaled approximately $2.8 million. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through June 30, 2006, we have purchased a total of 60,231 shares under this program and may continue to do so from time to time in the future as conditions warrant. The recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place. With the dividend, we are able to offer an immediate and tangible return to our shareholders without reducing our already limited market float, which occurs when we repurchase shares. However, when we believe that our common stock is significantly undervalued and repurchases present an attractive use of our capital, we would expect to make strategic repurchases.

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

The financial covenants in our agreement with DaimlerChrysler Services and Toyota Motor Credit require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a specified interest coverage ratio; (iv) a specified adjusted leverage ratio; and (v) certain working capital levels. At June 30, 2006, we were in compliance with all of the covenants of this agreement.

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

We have a credit facility with U.S. Bank N.A., which provides for a $50.0 million revolving line of credit for leased vehicles and equipment purchases and expires May 1, 2007. The financial covenants in our agreement with U.S. Bank N.A. require us to maintain compliance with, among other things, (i) a specified current ratio; (ii) a specified fixed charge coverage ratio; (iii) a minimum total net worth; and (iv) a minimum tangible net worth. At June 30, 2006, we were in compliance with all of the covenants of this agreement. The commitments under this credit agreement may be withdrawn under various events of default or certain changes in control of Lithia.

Pursuant to our $150 million credit agreement with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation, total dividends and repurchases of our common stock cannot exceed $25.0 million over the term of the agreement. Through August 7, 2006, over the term of the agreement, we have paid dividends and repurchased stock totaling $24.0 million.

We expect to be in compliance with the covenants for all of our debt agreements in the foreseeable future. In the event that we are unable to meet such requirements, and any available cure period has passed, the lender may require an acceleration of payment, increase the interest rate or limit our ability to borrow or pay cash dividends.

Interest rates on all of the above facilities ranged from 6.8% to 8.1% at June 30, 2006. Amounts outstanding on the lines at June 30, 2006, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at June 30, 2006	Remaining Availability as of June 30, 2006
New and program vehicle lines	$763,081	$ *
Working capital and used vehicle line	18,000	132,000
Equipment/leased vehicle line	50,000	—
	$831,081	$132,000

*  There are no formal limits on the new and program vehicle lines with certain lenders.

In the third quarter of 2006, we expect to combine our $150 million working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation and our $50.0 million revolving line of credit for leased vehicles and equipment purchases with U.S. Bank N.A. into a new $225 million facility with U.S. Bank N.A., DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation. We expect that the new combined facility will increase the limit related to paying dividends and repurchasing our common stock.

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

A declaration and payment of a dividend in excess of $0.08 per share per quarter will result in an adjustment in the conversion rate for the notes if such cumulative adjustment exceeds 1% of the current conversion rate. We declared dividends of $0.14 per share for the quarter ended June 30, 2006 and dividends of $0.12 per share for each of the four preceding quarters. The affect of such dividends does not yet reach the 1% threshold amount and no adjustment in the conversion rate is currently required.

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

Our earnings to fixed charge coverage ratio, as defined in the senior subordinated convertible notes, was 2.4 for the quarter ended June 30, 2006.

Capital Commitments

We had capital commitments of $44.4 million at June 30, 2006 for the construction of seven new facilities and additions to two existing facilities. Of the new facilities, five are replacing existing facilities. We have already incurred $9.5 million for these projects, with an additional $16.8 million expected to be incurred during the remainder of 2006 and the remaining $27.6 million to be incurred in 2007 and 2008. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

We also had capital commitments of $2.2 million for the acquisition and development of hardware and software for several information technology initiatives. We anticipate incurring these amounts during the remainder of 2006.

In addition to the above, we have approximately $67.2 million in planned capital expenditures under consideration for various new facilities and remodeling projects. These projects are still in the planning stage or are awaiting approvals from governmental agencies or manufacturers. We feel that these projects are a critical part of our future growth strategy.

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

On May 30, 2006 four of our wholly owned subsidiaries located in Alaska were served with a lawsuit alleging that the dealerships failed to comply with Alaska law relating to various disclosures required to be made during the sale of a used vehicle.  The complaint was filed by Jackie Lee Neese et al v. Lithia Chrysler Jeep of Anchorage, Inc. et al in the Superior Court for the State of Alaska at Anchorage, case number 3AN-06-04815CI. The complainants seek to represent other similarly situated customers. The court has not certified the suit as a class action.

We intend to vigorously defend the above matter as well as the matters disclosed in previous filings and management believes that the likelihood of a judgment for the amount of damages originally sought in any of the cases remains remote.

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of the shareholders was held on May 11, 2006.  Class A shares carry 1 vote per share on all matters voted upon and Class B shares carry 10 votes per share on all matters voted upon.  The following actions were approved:

1.               To elect the following persons to serve as directors of Lithia Motors, Inc. until the next annual meeting of shareholders and until their successors are duly elected and qualified:

Name		No. of Shares Voting For	No. of Shares Withheld Voting
Sidney B. DeBoer	Class A	14,032,699	99,908
	Class B	3,762,231	—
Thomas Becker	Class A	13,677,084	455,523
	Class B	3,762,231	—
M. L. Dick Heimann	Class A	13,173,018	959,589
	Class B	3,762,231	—
Maryann N. Keller	Class A	13,808,073	324,534
	Class B	3,762,231	—
Gerald F. Taylor	Class A	13,677,084	455,523
	Class B	3,762,231	—
William J. Young	Class A	13,895,787	236,820
	Class B	3,762,231	—

2.               To approve the 2006 Discretionary Support Services Bonus Plan:

	Number of Shares Voting For	Number of Shares Voting Against	Number of Shares Abstaining	Number of Broker Non-Votes
Class A	11,534,255	122,144	2,903	2,526,875
Class B	3,762,231	—	—	—

3.               To approve an amendment to the Lithia Motors, Inc. 1998 Employee Stock Purchase Plan to increase the number of shares issuable under the plan and to extend the term of the plan:

	Number of Shares Voting For	Number of Shares Voting Against	Number of Shares Abstaining	Number of Broker Non-Votes
Class A	11,577,135	79,263	2,904	2,526,875
Class B	3,762,231	—	—	—

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).
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

Date: August 9, 2006	LITHIA MOTORS, INC.

	By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By	/s/ LINDA A. GANIM
Linda A. Ganim
Vice President and Chief Accounting Officer
(Principal Accounting Officer)