Form 10-Q
period 2006-09-30
LITHIA MOTORS INC
filed 2006-11-14
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	15,791,486
Class B common stock without par value	3,762,231
(Class)	(Outstanding at November 7, 2006)

LITHIA MOTORS, INC.

FORM 10-Q

Introductory Statement

We are restating our previously reported financial information for the first and second quarters of 2006 and as of and for the years ended December 31, 2005, 2004 and 2003 to correct an error in those financial statements relating to our derivative accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, we are restating for other errors that were previously deemed to be immaterial. As described in more detail in Note 2 of Notes to Consolidated Financial Statements below, we are restating previously reported financial information to correct an error in those financial statements relating to our derivative accounting under SFAS No. 133. As a result of the discovery of the accounting error,  KPMG LLP, our independent auditors, have informed us that they are currently unable to complete the review (required by Rule 10-01(d) of Regulation S-X) of the interim financial statements included in this Form 10-Q prior to the filing deadline.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2006	2005
		(Restated)
Assets
Current Assets:
Cash and cash equivalents	$41,329	$48,566
Contracts in transit	49,181	52,453
Trade receivables, net of allowance for doubtful accounts of $373 and $406	50,754	53,990
Inventories, net	652,071	606,047
Vehicles leased to others, current portion	6,976	6,296
Prepaid expenses and other	6,044	8,800
Deferred income taxes	951	685
Assets held for sale	—	27,411
Total Current Assets	807,306	804,248

Land and buildings, net of accumulated depreciation of $14,708 and $11,358	293,904	255,372
Equipment and other, net of accumulated depreciation of $38,374 and $31,622	86,135	77,805
Goodwill	277,717	260,899
Other intangible assets, net of accumulated amortization of $118 and $89	57,507	50,247
Other non-current assets	6,310	4,143
Total Assets	$1,528,879	$1,452,714

Liabilities and Stockholders' Equity
Current Liabilities:
Floorplan notes payable	$487,207	$476,322
Floorplan notes payable: non-trade	50,350	54,130
Current maturities of long-term debt	14,019	6,868
Trade payables	33,202	30,917
Accrued liabilities	70,812	57,177
Liabilities held for sale	—	22,388
Total Current Liabilities	655,590	647,802

Used vehicle flooring facility	71,000	—
Real estate debt, less current maturities	161,195	154,046
Other long-term debt, less current maturities	92,473	136,505
Other long-term liabilities	10,643	10,440
Deferred income taxes	47,159	43,690
Total Liabilities	1,038,060	992,483

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,831 and 15,629	227,598	224,775
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	4,863	2,559
Unearned compensation	—	(1,132)
Retained earnings	257,890	233,561
Total Stockholders’ Equity	490,819	460,231
Total Liabilities and Stockholders’ Equity	$1,528,879	$1,452,714

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Revenues:
New vehicle sales	$515,059	$510,541	$1,438,930	$1,308,535
Used vehicle sales	239,387	226,518	679,374	624,609
Finance and insurance	33,982	32,462	94,312	84,282
Service, body and parts	90,108	80,786	258,317	230,468
Fleet and other	1,836	8,548	4,105	20,716
Total revenues	880,372	858,855	2,475,038	2,268,610
Cost of sales	733,116	716,096	2,052,776	1,881,706
Gross profit	147,256	142,759	422,262	386,904
Selling, general and administrative	109,622	98,588	317,875	281,043
Depreciation - buildings	1,151	962	3,355	2,676
Depreciation and amortization - other	3,260	2,662	9,314	7,742
Income from continuing operations	33,223	40,547	91,718	95,443
Other income (expense)
Floorplan interest expense	(13,120)	(3,405)	(27,216)	(13,038)
Other interest expense	(3,819)	(3,037)	(10,791)	(8,878)
Other income, net	188	187	930	718
	(16,751)	(6,255)	(37,077)	(21,198)
Income from continuing operations before income taxes	16,472	34,292	54,641	74,245
Income taxes	(5,876)	(14,010)	(21,414)	(29,691)
Income before discontinued operations	10,596	20,282	33,227	44,554
Loss from discontinued operations, net of income tax benefit of $51, $341, $933 and $933	(80)	(484)	(1,452)	(1,400)
Net income	$10,516	$19,798	$31,775	$43,154

Basic income per share from continuing operations	$0.54	$1.06	$1.70	$2.33
Basic loss per share from discontinued operations	0.00	(0.03)	(0.07)	(0.07)
Basic net income per share	$0.54	$1.03	$1.63	$2.26

Shares used in basic per share calculations	19,547	19,221	19,492	19,131

Diluted income per share from continuing operations	$0.50	$0.95	$1.57	$2.11
Diluted loss per share from discontinued operations	0.00	(0.02)	(0.07)	(0.06)
Diluted net income per share	$0.50	$0.93	$1.50	$2.05

Shares used in diluted per share calculations	22,128	21,882	22,120	21,765

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2006	2005
		(Restated)
Cash flows from operating activities:
Net income	$31,775	$43,154
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization	12,669	10,418
Depreciation and amortization of discontinued operations	—	209
Stock-based compensation	2,578	389
Loss on sale of assets	118	427
Gain on sale of franchise	—	(28)
Deferred income taxes	4,207	1,974
Excess tax benefits from share-based payment arrangements	(171)	—
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	3,371	(6,283)
Contracts in transit	3,272	(2,372)
Inventories	(21,233)	38,061
Vehicles leased to others	(1,625)	(736)
Prepaid expenses and other	2,816	(304)
Other non-current assets	(2,167)	833
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	(9,858)	(43,128)
Trade payables	2,247	(1,231)
Accrued liabilities	12,694	10,932
Other long-term liabilities and deferred revenue	153	(724)
Net cash provided by operating activities	40,846	51,591

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(20,630)	(20,230)
Financeable	(29,987)	(24,453)
Proceeds from sale of assets	367	188
Cash paid for acquisitions, net of cash acquired	(29,171)	(27,950)
Proceeds from sale of dealerships	3,926	6,696
Net cash used in investing activities	(75,495)	(65,749)

Cash flows from financing activities:
Floorplan notes payable: non-trade	(3,780)	(5,670)
Net borrowings on lines of credit	21,000	20,314
Principal payments on long-term debt and capital leases	(6,826)	(5,451)
Proceeds from issuance of long-term debt	20,984	16,539
Repurchase of common stock	(2,003)	(9)
Proceeds from issuance of common stock	5,312	6,119
Excess tax benefits from share-based payment arrangements	171	—
Dividends paid	(7,446)	(5,376)
Net cash provided by financing activities	27,412	26,466

Increase (decrease) in cash and cash equivalents	(7,237)	12,308

Cash and cash equivalents:
Beginning of period	48,566	28,869
End of period	$41,329	$41,177

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$36,296	$26,090
Cash paid during the period for income taxes	12,869	17,608

Supplemental schedule of non-cash investing and financing activities:
Floorplan debt assumed in connection with acquisitions	$27,554	$23,352
Floorplan debt paid by purchaser in connection with dealership disposals	—	6,550
Floorplan debt paid in connection with dealership disposals	4,713	3,166
Debt issued in connection with acquisitions	6,111	—
Acquisition of property and equipment with capital leases	103	—

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

These consolidated financial statements contain unaudited information as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments, necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes. The unaudited balance sheet at December 31, 2005 reflects restated balances as a result of the restatement described in Note 2 and, therefore, the previously issued financial statements as of and for the years ended December 31, 2005, 2004 and 2003 should not be relied upon. We anticipate filing an amended Form 10-K for the year ended December 31, 2005 and amended Form 10-Qs for the first and second quarters of 2006 subsequent to the filing of this Form 10-Q. The income statement data for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that we may achieve for the full year.

Note 2. Restated Results of Operations and Financial Condition

We are restating our previously reported financial information for the first and second quarters of 2006 and as of and for the years ended December 31, 2005, 2004 and 2003 to correct an error in those financial statements relating to our derivative accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, we are restating for other errors that were previously deemed to be immaterial.

We enter into interest rate swap agreements to reduce our exposure to market risks from changing interest rates on our new vehicle floorplan lines of credit. The difference between interest paid and interest received, which may change as market interest rates change, was accrued and recognized as either additional floorplan interest expense, or a reduction thereof. If a swap is terminated prior to its maturity, the gain or loss is recognized over the remaining original life of the swap if the item hedged remains outstanding, or immediately if the item hedged does not remain outstanding. If the swap is not terminated prior to maturity, but the underlying hedged debt item is no longer outstanding, the interest rate swap is marked to market, and any unrealized gain or loss is recognized immediately.

We account for our derivative financial instruments in accordance with SFAS No. 133 as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities” (collectively, “the Standards”). The Standards require that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  From inception of the hedging program, we applied a method of fair value hedge accounting under SFAS No. 133 to account for the interest rate swap transactions that allowed us to assume the effectiveness of such transactions (the so-called “short-cut” method). We recently concluded that the interest rate swap transactions did not qualify for the “short-cut” method in prior periods because of the prepayment clauses in the debt agreements. Furthermore, although management believes that the swaps would have qualified for hedge accounting under the “long-haul” method, hedge accounting under SFAS No. 133 is not allowed retrospectively because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedge. Eliminating the application of fair value hedge accounting reverses the fair value adjustments that were made on our balance sheet in other comprehensive income into floorplan interest expense on our income statement.

Although the swaps do not retrospectively qualify for hedge accounting under SFAS No. 133, there is no effect on cash flows for these changes and the effectiveness of the swaps as hedge transactions has not been affected by these changes in accounting treatment.  We expect that, in future periods, our swap transactions will qualify under the “long-haul” method for fair value accounting as a hedge transaction and thus be reflected on the balance sheet through other comprehensive income.

These changes reduced net income by $2.2 million and $1.9 million, respectively, for the three and nine-month periods ended September 30, 2006. Basic net income per share was reduced $0.11 and $0.10 per share, respectively, for the three and nine-month periods ended September 30, 2006 and diluted net income per share was reduced $0.10 and $0.09 per share, respectively, for the three and nine-month periods ended September 30, 2006.

Following details the restatements (in thousands, except per share amounts):

	December 31, 2005
	As Originally Reported	Adjustments	As Restated
Accrued liabilities	$57,775	$(598)	$57,177
Accumulated other comprehensive income	3,316	(3,316)	—
Retained earnings	229,647	3,914	233,561
Total stockholders’ equity	459,633	598	460,231

	Three Months Ended September 30, 2005
	As Originally Reported	Adjustments	As Restated
Cost of sales	$717,591	$(1,495)	$716,096
Floorplan interest expense	5,534	(2,129)	3,405
Other, net	186	1	187
Income tax expense	12,551	1,459	14,010
Net income	17,632	2,166	19,798
Basic net income per share	0.92	0.11	1.03
Diluted net income per share	0.83	0.10	0.93

	Nine Months Ended September 30, 2005
	As Originally Reported	Adjustments	As Restated
Cost of sales	$1,882,869	$(1,163)	$1,881,706
Floorplan interest expense	16,636	(3,598)	13,038
Income tax expense	27,787	1,904	29,691
Net income	40,297	2,857	43,154
Basic net income per share	2.11	0.15	2.26
Diluted net income per share	1.91	0.14	2.05

Note 3. Inventories

Inventories are valued at the lower of market value or cost, using the specific identification method for vehicles and parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation.  Inventories consisted of the following (in thousands):

	September 30, 2006	December 31, 2005
New and program vehicles	$512,458	$491,486
Used vehicles	110,480	87,853
Parts and accessories	29,133	26,708
	$652,071	$606,047

Note 4. Earnings Per Share

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts).

	2006			2005 (Restated)
Three Months Ended September 30,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$10,596	19,547	$0.54	$20,282	19,221	$1.06
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	514	2,255	(0.03)	447	2,255	(0.08)
Stock options and unvested restricted stock	—	326	(0.01)	—	406	(0.03)
Diluted EPS
Income from continuing operations available to common stockholders	$11,110	22,128	$0.50	$20,729	21,882	$0.95

Antidilutive Securities
Shares issuable pursuant tostock options not included since they were antidilutive		467			—

	2006			2005 (Restated)
Nine Months Ended September 30,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$33,227	19,492	$1.70	$44,554	19,131	$2.33
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	1,421	2,255	(0.10)	1,374	2,255	(0.17)
Stock options and unvested restricted stock	—	373	(0.03)	—	379	(0.05)
Diluted EPS
Income from continuing operations available to common stockholders	$34,648	22,120	$1.57	$45,928	21,765	$2.11

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		112			334

Note 5.  Acquisitions

The following acquisitions were made in the first nine months of 2006:

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

•                  In June 2006, we acquired the TradeMark Chrysler Jeep Dodge store in Bryan – College Station, Texas. The store has anticipated annualized revenues of $60 million. The store was renamed Lithia Chrysler Jeep Dodge of Bryan College Station.

•                  In June 2006, we acquired the Eversole Motors store in La Crosse, Wisconsin. The store has anticipated annualized revenues of $25 million. The store was renamed Lithia Chrysler Jeep Dodge of La Crosse; and

•                  In August 2006, we acquired the Ukiah Dodge Chrysler Jeep store in Ukiah, California. The store has anticipated annualized revenues of $10 million. The store was renamed Lithia Chrysler Jeep Dodge of Ukiah.

The above acquisitions were all accounted for under the purchase method of accounting. Pro forma results of operations, assuming all of the above acquisitions and the previously disclosed 2005 acquisitions occurred as of January 1, 2005, are as follows (in thousands, except per share amounts).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenues	$881,116	$941,718	$2,509,964	$2,507,442
Net income	10,525	20,818	31,554	45,209
Basic earnings per share	0.54	1.08	1.62	2.36
Diluted earnings per share	0.50	0.97	1.49	2.14

There are no future contingent payouts related to any of the 2006 acquisitions and no portion of the purchase price was paid with our equity securities. During the first three quarters of 2006, we acquired the five stores discussed above for $29.2 million in cash, which included $16.5 million of goodwill and $7.3 million of other, primarily indefinite lived, intangible assets. The purchase price for the balance of the assets acquired was funded by borrowings.

Within one year from the purchase date of each store, we may update the value allocated to its purchased assets and the resulting goodwill balances as a result of information received regarding the valuation of such assets that was not available at the time of purchase.  At September 30, 2006, there were eight store acquisitions within the one year allocation window. All of the goodwill from the above acquisitions is expected to be deductible for tax purposes.

Note 6.  Dividend Payments

Cash dividends at the rate of $0.12 per common share, which totaled approximately $2.3 million and $2.4 million were paid on March 6, 2006 and May 5, 2006, respectively.  In addition, a cash dividend at the rate of $0.14 per share, which totaled approximately $2.8 million, was paid on August 4, 2006.

Note 7.  Stock-Based Compensation

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost for equity classified awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. We also followed the fair value disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

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

Disclosure of net income and earnings per share as if the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense in prior periods is as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(Restated)	(Restated)
Net income, as reported	$19,798	$43,154
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	64	233
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(629)	(2,132)
Net income, pro forma	$19,233	$41,255
Basic net income per share:
As reported	$1.03	$2.26
Pro forma	$1.00	$2.16
Diluted net income per share:
As reported	$0.93	$2.05
Pro forma	$0.90	$1.96

2003 Stock Incentive Plan

Our 2003 Stock Incentive Plan (the “2003 Plan”) allows for the granting of up to a total of 2.2 million nonqualified stock options and shares of non-vested stock to our officers, key employees and consultants. We also have options outstanding and exercisable pursuant to their original terms pursuant to prior plans. Options canceled under prior plans do not return to the pool of options to be granted again in the future. All of our option plans are administered by the Compensation Committee of the Board and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control. Options become exercisable over a period of up to five years from the date of grant with expiration dates up to ten years from the date of grant and at exercise prices as determined by the Board.  Beginning in 2004, the expiration date of options granted was reduced to six years. At September 30, 2006, 2,422,623 shares of Class A common stock were reserved for issuance under the plans, of which 1,176,378 were available for future grant.

Activity under the above plan was as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2005	1,227,684	$19.06
Granted	112,000	31.67
Forfeited	(28,604)	25.53
Expired	—	—
Exercised	(64,835)	15.30
Balances, September 30, 2006	1,246,245	20.24

	Non-Vested Stock	Weighted Average Grant Date Fair Value
Balances, December 31, 2005	49,767	$27.58
Granted	73,328	31.73
Vested	(4,400)	32.22
Forfeited	(11,880)	29.74
Balances, September 30, 2006	106,815	29.99

Certain information regarding options outstanding as of September 30, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	1,246,245	500,874
Weighted average per share exercise price	$20.24	$14.12
Aggregate intrinsic value	$8.0 million	$5.5 million
Weighted average remaining contractual term	4.4 years	3.8 years

As of September 30, 2006, unrecognized stock-based compensation related to outstanding, but unvested stock option and non-vested stock awards was $5.3 million, which will be recognized over the weighted average remaining vesting period of 2.2 years.

1998 Employee Stock Purchase Plan

In 1998, the Board of Directors and the stockholders approved the implementation of an Employee Stock Purchase Plan (the “Purchase Plan”), and, as amended in May 2006, have reserved a total of 2.45 million shares of Class A common stock for issuance thereunder. The Purchase Plan expires December 31, 2012. The Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board. Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock up to $25,000 of fair market value of our Class A common stock annually. Prior to April 1, 2005, the purchase price for shares purchased under the Purchase Plan was 85% of the lesser of the fair market value at the beginning or end of the purchase period.  Beginning April 1, 2005, the purchase price is equal to 85% of the fair market value at the end of the purchase period. During the first nine months of 2006, a total of 158,351 shares were purchased under the Purchase Plan at a weighted average price of $27.28 per share, which represented a weighted average discount from the fair market value of $4.80 per share. As of September 30, 2006, 826,109 shares remained available for purchase under the Purchase Plan.

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

Beginning April 1, 2005, compensation expense related to our Purchase Plan is calculated based on the 15% discount from the per share market price on the date of grant. Prior to April 1, 2005, it was calculated using the Black-Scholes valuation model. Compensation expense related to non-vested stock is based on the intrinsic value on the date of grant as if the stock is vested. Compensation expense related to stock options is valued using the Black-Scholes valuation model with following assumptions:

Three and Nine Months Ended September 30,	2006	2005
Employee Stock Purchase Plan(1)
Risk-free interest rates	—	2.32%
Dividend yield	—	1.23%
Expected lives	—	3 months
Volatility	—	28.18%
Discount for post vesting restrictions	—	0.0%

Option Plans
Risk-free interest rates(2)	4.77%	3.58% - 3.71%
Dividend yield(3)	1.51%	1.16% - 1.20%
Expected term(4)	4.7 – 5.3 years	5.4 years
Volatility(5)	35.31%	41.92% - 42.04%
Discount for post vesting restrictions	0.0%	0.0%

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

Certain information regarding our stock-based compensation was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average grant-date per share fair value of share options granted	$—	$—	$10.93	$10.69
Per share intrinsic value of non-vested stock granted	—	—	31.73	27.54
Total intrinsic value of share options exercised	58,000	0.4 million	1.1 million	1.5 million
Fair value of non-vested shares that vested during the period	—	—	142,000	86,000
Stock-based compensation recognized in results of operations (all as a component of selling, general and administrative expense)	0.9 million	111,000	2.6 million	389,000
Tax benefit recognized in statement of operations	122,000	46,000	375,000	155,000
Cash received from options exercised and shares purchased under all share-based arrangements	1.5 million	1.8 million	5.3 million	6.1 million
Tax deduction realized related to stock options exercised	4,000	137,000	424,000	499,000

Prior to the adoption of SFAS No. 123R, excess tax benefits realized upon the exercise of stock options were classified as an operating cash flow.  SFAS No. 123R requires that these excess tax benefits be reclassified in the statements of cash flows as a cash flow from financing activities. For the nine-month periods ended September 30, 2006, the amount of excess tax benefits that were shown as a financing activity was $171,000.

The following reconciles what certain operating results would have been without the effects of applying SFAS No. 123R in the three and nine-month periods ended September 30, 2006 (in thousands, except per share amounts):

	Three Months Ended September 30, 2006		Nine Months Ended September 30, 2006
	As Reported	Pro Forma without effects of applying SFAS No. 123R	As Reported	Pro Forma without effects of applying SFAS No. 123R
Income from continuing operations before income taxes	$16,472	$17,212	$54,641	$56,833
Net income	10,516	11,188	31,775	33,764
Cash flow from operating activities	55,685	55,490	40,846	41,017
Cash flow from financing activities	(18,220)	(18,025)	27,412	27,241
Basic earnings per share	0.54	0.57	1.63	1.73
Diluted earnings per share	0.50	0.53	1.50	1.59

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

During the first nine months of 2006, we disposed of two of our dealerships that were held for sale at December 31, 2005 and, at September 30, 2006, no dealerships remained available for sale. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$48	$10,224	$11,296	$38,144
Pre-tax loss	(131)	(816)	(2,385)	(2,360)
Gain on disposal of discontinued operations, net of tax	—	(9)	—	27
Amount of goodwill and other intangible assets disposed of	—	—	3,552	4,406

The pre-tax loss in the nine months ended September 30, 2006 included legal settlements related to dealerships in California that were sold in prior years.

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

Assets held for sale included the following (in thousands):

	September 30,	December 31,
	2006	2005
Inventories	$—	$22,703
Property, plant and equipment	—	817
Goodwill	—	2,368
Other intangible assets	—	1,523
	$—	$27,411

Liabilities held for sale of $22.4 million at December 31, 2005 represented new vehicle flooring notes payable related to the dealerships held for sale.

Note 9. New Financing Agreement

In August 2006, we entered into a new working capital, acquisition and used vehicle flooring credit facility with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“DCFS”) and Toyota Motor Credit Corporation (“TMCC”), totaling up to $225 million, which expires August 31, 2009. Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property and other intangible personal property. Stock and other equity interests of our subsidiary dealerships and certain other subsidiaries are excluded. The lenders’ security interest in new vehicle inventory is subordinated to the interests of floorplan financing lenders, including DCFS and TMCC. The agreement for this facility provides for events of default that include nonpayment, breach of covenants, a change of control and certain cross-defaults with other indebtedness. In the event of a default, the agreement provides that the lenders may declare the entire principal balance immediately due, foreclose on collateral and increase the applicable interest rate to the revolving loan rate plus 3 percent, among other remedies.

The facility agreement includes financial and restrictive covenants typical of such agreements. Financial covenants include requirements to maintain a minimum total net worth and imposes minimum current ratio, fixed charge coverage ratio and cash flow leverage ratio requirements. The covenants restrict us from incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets. At September 30, 2006, we were in compliance with all of the financial and restrictive covenants.

In addition, cash dividends are limited to $15 million per fiscal year and repurchases by us of our common stock are limited to $20 million per fiscal year.

Upon entering into this agreement, we terminated our previous $150 million working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation and our $50.0 million revolving line of credit for leased vehicles and equipment purchases with U.S. Bank N.A.

At September 30, 2006 we had $71 million outstanding on the above credit facility with $154 million available for future borrowing.  The effective interest rate at September 30, 2006 ranged from 6.85% to 7.32%.

Note 10. New Accounting Pronouncements

SFAS No. 158

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires employers to recognize on their balance sheets the funded status of pension and other postretirement benefit plans, effective December 31, 2006 for calendar year-end companies. In addition SFAS No. 158 requires fiscal year-end measurement of plan assets and benefit obligations, eliminating the use of earlier measurement dates currently permissible, effective for fiscal years ending after December 15, 2008. We do not have any defined benefit pension or other postretirement plans and, accordingly, the adoption of the provisions of SFAS No. 158 will not have any effect on our financial position or results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  While we are still analyzing the effects of applying SFAS No. 157, we believe that the adoption of SFAS No. 157 will not have a material effect on our financial position or results of operations.

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are not currently aware of any material misstatements and, accordingly, we believe that the implementation of SAB No. 108 will not have any material effect on our financial position or results of operations.

FASB Staff Position No. AUG AIR-1

In September 2006, the FASB issued Staff Position No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” which prohibits accruing for the future cost of periodic major overhauls and planned maintenance of plant and equipment in annual and interim periods. This Staff Position is effective for fiscal years beginning after December 15, 2006 and must be retrospectively applied.  We do not accrue for such costs in annual or interim periods and, accordingly, the adoption of this Staff Position will not have any effect on our financial position or results of operations.

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109. The interpretation applies to situations where the uncertainty is to the timing of the deduction, the amount of the deduction, or the validity of the deduction. Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date.  Positions that meet this criterion should be measured using the largest benefit that is more than 50 percent likely to be realized. The necessary adjustment should be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. Retrospective application is prohibited. The impact of adopting Interpretation No. 48 on the financial statements is currently being assessed, however, it is not expected to have a material effect on our results of operations or cash flow.

EITF Issue No. 06-3

Emerging Issues Task Force (“EITF”) Issue 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation),” requires us to disclose our accounting policy for any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction (i.e., sales, use, value added) on a gross (included in revenues and costs) or net (excluded from revenues) basis. EITF Issue 06-3 is effective for periods beginning after December 15, 2006, with earlier application permitted.  We account for such taxes on a net basis.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 will not have any effect on our results of operations, financial condition or cash flows.

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

Note 12.  Subsequent Events

Acquisitions

The following acquisitions were made in October 2006:

•                  Two stores in Grand Forks, North Dakota with a combination of import and domestic brands, with annualized revenues of approximately $85 million.

•                  A BMW store and a Porsche store in Seaside, California with annualized revenues of approximately $70 million. The stores were renamed BMW of Seaside and Porsche of Seaside.

•                  A BMW store and a Mercedes-Benz store in Des Moines, Iowa with annualized revenues of approximately $65 million. The stores were renamed BMW of Des Moines and Mercedes-Benz of Des Moines.

Dividend

In October 2006, we announced a dividend on our Class A and Class B common stock of $0.14 per share for the third quarter of 2006. The dividend, which totaled approximately $2.7 million, was paid on November 3, 2006 to shareholders of record on October 20, 2006.

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

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of November 8, 2006, we offered 25 brands of new vehicles in 102 stores in the Western United States and over the Internet. As of November 8, 2006, we operated 16 stores in Oregon, 15 in California, 14 in Texas, 12 in Washington, 7 in Idaho, 7 in Colorado, 7 in Alaska, 7 in Montana, 6 in

Nevada, 3 in Nebraska, 2 in South Dakota, 2 in North Dakota, 2 in Iowa, 1 in New Mexico and 1 in Wisconsin. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

We currently achieve gross profit margins above industry averages by selling a higher ratio of retail used vehicles to new vehicles and by arranging finance and extended warranty contracts for a greater percentage of our customers.

Our acquisition model is focused on acquiring new vehicle stores where the store is the only franchise of that brand in the market. Our goal is to improve the operations of all four departments of every store we acquire. We have had success with this strategy since our initial public offering in 1996. Since 1996, our ability to integrate and improve the stores that we acquire has increased dramatically. We have also developed a better process for identifying acquisition targets that fit our operating model. Our cash position, substantial lines of credit, plus an experienced and well-trained staff are all available to facilitate our continued growth as the opportunities develop.

In keeping with this model, we acquired eleven stores in the first ten months of 2006 with total estimated annual revenues of approximately $390 million.

Manufacturer incentives have generally been lower and less effective in 2006 than in the comparable 2005 periods. We expect that manufacturers will continue to offer incentives on new vehicle sales during the remainder of 2006 through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers. To complement the manufacturers’ incentive strategy, we employ a volume-based strategy for our new vehicle sales.

We are currently working on several initiatives that we expect will improve our operations in future periods. Such initiatives include the following:

•                  our Customer Centric Sales Process, which will help us leverage the benefits of our Lithia Store Management System (“LSMS”) that allows us to track advertising and increase the productivity of the sales staff by providing daily work plans and focused training. Under this program, our showrooms will have interactive personal computers, which will allow the salesperson to quickly and efficiently enter data and interact with the customer to speed up the sales process. We completed the roll-out of this program in all of our California and Oregon stores and expect to finish rolling-out the program in our Nevada, Idaho and Montana stores by the end of 2006;

•                  our Finance and Insurance (“F&I”) Certification Program for our F&I managers;

•                  improving the functionality of our centralized inventory control and procurement process;

•                  our Internet initiative, which involves developing a centralized department that will be staffed with brand specialists capable of communicating with customers by phone or live chat;

•                  IT initiatives related to automating our offices, centralizing certain office functions and establishing independent used vehicle operations;

•                  our Assured Used Vehicle program and our independent used vehicle strategy. We began our Assured Used Vehicle program in the Tri-Cities, Abilene and Reno markets during the second quarter of 2006 We expect to have our first independent used vehicle outlet operating by late spring or early summer 2007; and

•                  our Used Vehicle First Look Technology has been fully integrated across our entire network of stores. We continue to train and optimize the usage of this technology in our stores.  The First Look Technology provides a Trade Analyzer, Inventory Management Center, Purchasing Center, Redistribution Center and other functions that will help improve our used vehicle operations over time.

Results of Continuing Operations

Certain revenue, gross margin and gross profit information by product line was as follows:

Three Months Ended September 30, 2006	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.5%	7.7%	26.9%
Used vehicle(1)	27.2	11.9	19.2
Finance and insurance(2)	3.9	100.0	23.1
Service, body and parts	10.2	49.8	30.5
Fleet and other	0.2	20.9	0.3

Three Months Ended September 30, 2005 (Restated)	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	59.4%	8.0%	28.7%
Used vehicle(1)	26.4	13.3	21.2
Finance and insurance(2)	3.8	100.0	22.7
Service, body and parts	9.4	48.1	27.2
Fleet and other	1.0	3.9	0.2

Nine Months Ended September 30, 2006	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.1%	7.6%	26.0%
Used vehicle(1)	27.5	13.0	21.0
Finance and insurance(2)	3.8	100.0	22.3
Service, body and parts	10.4	49.7	30.4
Fleet and other	0.2	30.0	0.3

Nine Months Ended September 30, 2005 (Restated)	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	57.7%	8.0%	27.0%
Used vehicle(1)	27.5	13.6	21.9
Finance and insurance(2)	3.7	100.0	21.8
Service, body and parts	10.2	48.7	29.0
Fleet and other	0.9	5.4	0.3

(1)          Includes retail and wholesale used vehicles.

(2)          Reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Lithia Motors, Inc. (1)	2006	2005	2006	2005
Revenues:
New vehicle	58.5%	59.4%	58.1%	57.7%
Used vehicle	27.2	26.4	27.5	27.5
Finance and insurance	3.9	3.8	3.8	3.7
Service, body and parts	10.2	9.4	10.4	10.2
Fleet and other	0.2	1.0	0.2	0.9
Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	16.7	16.6	17.1	17.1
Selling, general and administrative expenses	12.5	11.5	12.8	12.4
Depreciation and amortization	0.5	0.4	0.5	0.4
Income from operations	3.8	4.7	3.7	4.2
Floorplan interest expense	1.5	0.4	1.1	0.6
Other interest expense	0.4	0.4	0.4	0.4
Other, net	—	—	—	—
Income from continuing operations before taxes	1.9	4.0	2.2	3.3
Income tax expense	0.7	1.6	0.9	1.3
Income from continuing operations	1.2%	2.4%	1.3%	2.0%

(1)  The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the three and nine-month periods ended September 30, 2006 compared to the three and nine-month periods ended September 30, 2005 (dollars in thousands, except per vehicle and per unit amounts):

	Three Months Ended September 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
		(Restated)
Revenues:
New vehicle	$515,059	$510,541	$4,518	0.9%
Used vehicle	239,387	226,518	12,869	5.7
Finance and insurance	33,982	32,462	1,520	4.7
Service, body and parts	90,108	80,786	9,322	11.5
Fleet and other	1,836	8,548	(6,712)	(78.5)
Total revenues	880,372	858,855	21,517	2.5
Cost of sales	733,116	716,096	17,020	2.4
Gross profit	147,256	142,759	4,497	3.2
Selling, general and administrative	109,622	98,588	11,034	11.2
Depreciation and amortization	4,411	3,624	787	21.7
Income from continuing operations	33,223	40,547	(7,324)	(18.1)
Floorplan interest expense	(13,120)	(3,405)	9,715	285.3
Other interest expense	(3,819)	(3,037)	782	25.7
Other, net	188	187	1	0.5
Income from continuing operations before taxes	16,472	34,292	(17,820)	(52.0)
Income tax expense	5,876	14,010	(8,134)	(58.1)
Income from continuing operations	$10,596	$20,282	$(9,686)	(47.8)%

New units sold	18,829	18,682	147	0.8%
Average selling price per new vehicle	$27,355	$27,328	$27	0.1

Used units sold	19,611	19,148	463	2.4
Average selling price per used vehicle	$12,207	$11,830	$377	3.2

Finance and insurance income per retail unit	$1,105	$1,056	$49	4.6%

	Nine Months Ended September 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
		(Restated)
Revenues:
New vehicle	$1,438,930	$1,308,535	$130,395	10.0%
Used vehicle	679,374	624,609	54,765	8.8
Finance and insurance	94,312	84,282	10,030	11.9
Service, body and parts	258,317	230,468	27,849	12.1
Fleet and other	4,105	20,716	(16,611)	(80.2)
Total revenues	2,475,038	2,268,610	206,428	9.1
Cost of sales	2,052,776	1,881,706	171,070	9.1
Gross profit	422,262	386,904	35,358	9.1
Selling, general and administrative	317,875	281,043	36,832	13.1
Depreciation and amortization	12,669	10,418	2,251	21.6
Income from continuing operations	91,718	95,443	(3,725)	(3.9)
Floorplan interest expense	(27,216)	(13,038)	14,178	108.7
Other interest expense	(10,791)	(8,878)	1,913	21.5
Other, net	930	718	212	29.5
Income from continuing operations before taxes	54,641	74,245	(19,604)	(26.4)
Income tax expense	21,414	29,691	(8,277)	(27.9)
Income from continuing operations	$33,227	$44,554	$(11,327)	(25.4)%

New units sold	52,346	47,147	5,199	11.0%
Average selling price per new vehicle	$27,489	$27,754	$(265)	(1.0)

Used units sold	54,080	51,816	2,264	4.4
Average selling price per used vehicle	$12,562	$12,054	$508	4.2

Finance and insurance income per retail unit	$1,085	$1,045	$40	3.8%

Revenues

Total revenues increased 2.5% and 9.1%, respectively, in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005, as a result of acquisitions in both periods, as well as a 3.3% increase in same-store sales, excluding fleet, in the nine-month period. The increase in total revenues in the three-month period ended September 30, 2006 was due to acquisitions in the prior twelve months, and improvements in our parts and service business, and was partially offset by a 3.5% decrease in same-store sales. We believe that our strong operating systems, integrated store network and regional market focus contributed to our same-store sales increase in the nine-month period, especially in the new vehicle sales.

The decline in same-store sales in the three-month period was primarily due to tough comparisons from the third quarter of the prior year, which benefited from strong employee pricing programs and other incentives. Our same-store new vehicle retail unit sales declined 10.8% in the third quarter of 2006 compared to the third quarter of 2005, which compares to a 13.6% decline in the industry for the same period.  Contributing to the same-store decline in new vehicle retail sales was a continuing shift in unit sales from trucks and SUVs to smaller, less expensive vehicles, primarily due to higher gasoline prices and shifting consumer tastes. Additionally, for most of September 2006, we were unable to sell the majority of our Dodge RAM light duty pickups, one of our core products, due to a “sell hold” from the manufacturer that is related to a safety restraint system in those these vehicles.

During the first nine months of 2006, we focused on new vehicle sales to gain market share and create long-term parts and services business, which resulted in a 3.1% increase in same-store new vehicle retail sales in the nine-month period ended September 30, 2006 compared to the same period of 2005 and compared to an approximately 3.7% decrease in the industry during the same period. These industry figures include a large number of fleet sales, so industry retail figures were down substantially more. Improvements in same-store used vehicle sales in the nine-month period resulted from having the correct inventory of good quality used vehicles, which resulted, in part, from trade-ins related to our increased new vehicle sales. The improvements in finance and insurance same-store sales resulted primarily from the unit increases in sales of both new and used vehicles during the 2006 period compared to the 2005 period.

Same-store sales percentage increases (decreases) were as follows:

	Three months ended September 30, 2006 vs. three months ended September 30, 2005	Nine months ended September 30, 2006 vs. nine months ended September 30, 2005
New vehicle retail, excluding fleet	(5.8)%	3.1%
Used vehicles, including wholesale	(1.0)	2.7
Finance and insurance	(2.6)	4.8
Service, body and parts	3.6	5.4
Total sales, excluding fleet	(3.5)	3.3

Same-store sales are calculated by comparing only those dealerships with operations in both comparative periods.

Penetration rates for certain products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Finance and insurance	75%	73%	78%	76%
Service contracts	42	42	42	43
Lifetime oil change and filter	39	39	39	39

Gross Profit

Gross profit increased $4.5 million and $35.4 million, respectively, in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005 due to increased total revenues and increases in our overall gross profit margins.

Our gross profit margins by business lines are detailed in the tables below:

	Three Months Ended September 30,		Lithia
	2006	2005	Margin Change*
		(Restated)
New vehicle	7.7%	8.0%	(30	) bp
Retail used vehicle	14.5	15.8	(130)
Wholesale used vehicle	0.9	1.7	(80)
Finance and insurance	100.0	100.0	0
Service, body and parts	49.8	48.1	170
Overall	16.7	16.6	10

	Nine Months Ended September 30,		Lithia
	2006	2005	Margin Change*
		(Restated)
New vehicle	7.6%	8.0%	(40	) bp
Retail used vehicle	15.2	15.7	(50)
Wholesale used vehicle	2.8	3.2	(40)
Finance and insurance	100.0	100.0	0
Service, body and parts	49.7	48.7	100
Overall	17.1	17.1	0

* “bp” stands for basis points (one hundred basis points equals one percent).

The decreases in new vehicle gross profit margin in the three and nine month periods ended September 30, 2006 compared to the same periods of 2005 were due to our focus on selling volume and gaining market share in the first half of 2006.

The decreases in retail used vehicle gross profit margins were due to difficult comparisons from the prior year periods, during which we achieved above average gross profit margins, a renewed focus on volume sales and a challenging market for used vehicle valuations.

The decreases in wholesale used vehicle gross profit margins were due to wholesale market conditions and a focus on retailing more used vehicles and bringing in trade-ins nearer to market value. We dispose of these units by using centralized control, holding our own local used vehicle auctions and managing the disposal of units at larger third party auctions.

The increases in service, body and parts gross profit margins were due to our continued focus on service advisor training, which has led to gains in the sale of higher margin service items, as well as a number of pricing and cost saving initiatives.

The increases in the overall gross profit margins during the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005 were primarily due the improvements in service, body and parts gross profit margins, as well as increases in service, body and parts as a percentage of our total revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

SG&A increased $11.0 million and $36.8 million, respectively, in the three and nine-month periods ended September 30, 2006 compared to same periods of 2005. The increases in dollars spent were primarily due to increased selling, or variable, expenses related to the increase in acquisition revenues and the number of locations. Also, SG&A in the three and nine-month periods ended September 30, 2006 included $0.9 million and $2.6 million, respectively, of stock-based compensation compared to $0.1 million and $0.4 million, respectively, in the same periods of 2005, due to the adoption of SFAS

No. 123R. In addition, the three and nine-month periods ended September 30, 2006 included expenses for certain initiatives that we expect will lead to operating efficiencies in future periods as discussed in “Overview” above. Besides salaries and wages and payroll taxes, three of the top five largest expense categories, sales compensation, rent and advertising, all improved or were flat as a percentage of gross profit in the nine-month period ended September 30, 2006 compared to the same period of 2005, despite the increase in the number of vehicles sold.

Depreciation and Amortization

Depreciation and amortization increased $0.8 million and $2.3 million, respectively, in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005 due to the addition of property and equipment primarily related to our acquisitions, as well as leasehold improvements to existing facilities.

Income from Operations

Operating margins declined by 90 basis points and 50 basis points, respectively, in the three and nine-month periods ended September 30, 2006 to 3.8% and 3.7%, respectively, from 4.7% and 4.2%, respectively, in the comparable periods of 2005.  The decreases were due primarily to the increased SG&A as discussed above.

Floorplan Interest Expense

Floorplan interest expense increased $9.7 million and $14.2 million, respectively, in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005. Increases in the average outstanding balances of $195.5 million and $122.7 million, respectively, resulted in increases of $2.2 million and $4.2 million, respectively. In addition, increases in the average interest rates on our floorplan facilities resulted in increases of $3.2 million and $7.6 million, respectively. These increases were in addition to increases of $4.3 million and $2.4 million, respectively, related to our interest rate swaps.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes.

Other interest expense increased $0.8 million and $1.9 million, respectively, in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005. Changes in the weighted average interest rate on our debt in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005 increased other interest expense by approximately $0.4 million and $0.9 million, respectively. Changes in the average outstanding balances resulted in increases of approximately $0.4 million and $1.0 million, respectively. Interest expense related to the $85.0 million of senior subordinated convertible notes that were issued in May 2004 totals approximately $765,000 per quarter, which consists of $611,000 of contractual interest and $154,000 of amortization of debt issuance costs.

Income Tax Expense

Our effective tax rate was 39.2% in the first nine months of 2006 compared to 40.0% in the first nine months of 2005. The effective tax rate in the first nine months of 2006 includes the effects of the release of tax reserves that we determined were no longer necessary due to reevaluation of existing IRS positions. We expect our effective tax rate to be 39.0% to 39.5% in the fourth quarter of 2006. Our effective tax rate may be affected in the future by the mix of states where our stores are located.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue decreased in the three and nine-month periods ended September 30, 2006 compared to the same periods of 2005 primarily as a result of the increased SG&A and increased interest expense as discussed above.

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

During the first nine months of 2006, we disposed of two of our dealerships that were held for sale at December 31, 2005 and, at September 30, 2006, no dealerships remained available for sale. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$48	$10,224	$11,296	$38,144
Pre-tax loss	(131)	(816)	(2,385)	(2,360)
Gain (loss) on disposal of discontinued operations, net of tax	—	(9)	—	27
Amount of goodwill and other intangible assets disposed of	—	—	3,552	4,406

The pre-tax loss in the nine months ended September 30, 2006 included legal settlements related to dealerships in California that were sold in prior years.

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

Assets held for sale included the following (in thousands):

	September 30,	December 31,
	2006	2005
Inventories	$—	$22,703
Property, plant and equipment	—	817
Goodwill	—	2,368
Other intangible assets	—	1,523
	$—	$27,411

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

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital and the funding of our cash dividend payments. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity and private debt offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses, capital requirements, projected acquisitions and current level of cash dividends for at least the next 24 months from September 30, 2006.

Our inventories increased to $652.1 million at September 30, 2006 from $606.0 million at December 31, 2005 due primarily to taking on additional new vehicle inventories during the first and second quarters of 2006 in anticipation of a seasonally stronger third quarter selling period.  The actual sales environment in the third quarter of 2006 was slower than anticipated. As a result, our days supply of new vehicles at September 30, 2006 was 20 days above our average historical September 30 balances. We slowed ordering vehicles in the third quarter of 2006 and have been working to sell down our new vehicle inventory to normalized levels. Sequentially, from the end of the second to the end of the third quarter of 2006, we were successful in bringing down new vehicle inventory levels by $229.9 million.

Our focus on new vehicle unit sales in the first three quarters of 2006 led to more trade-ins, which resulted in increased used vehicle inventories. As a result, our days supply of used vehicles at September 30, 2006 was 5 days above average levels for September 30.

Our new and used flooring notes payable increased to $608.6 million at September 30, 2006 from $530.5 million at December 31, 2005 to finance the increased inventory levels. New vehicles are financed at approximately 100% and used vehicles are financed at approximately 80% of cost. Used vehicles are financed as needed, utilizing our used vehicle flooring credit facility.

Our Board of Directors declared dividends of $0.12 per share on our Class A and Class B common stock, which were paid in March and May of 2006, and totaled approximately $2.3 million and $2.4 million, respectively. In addition, our Board of Directors approved a 17% increase in our second quarter 2006 dividend to $0.14 per share on our Class A and Class B common stock, which was paid in August 2006 and totaled approximately $2.8 million. A dividend of $0.14 per share was also paid on our Class A and Class B common stock in November 2006, which totaled $2.7 million. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through September 30, 2006, we have purchased a total of 143,231 shares under this program and may continue to do so from time to time in the future as conditions warrant. The recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place. With the dividend, we are able to offer an immediate and tangible return to our shareholders without reducing our already limited market float, which occurs when we repurchase shares. However, when we believe that our common stock is significantly undervalued and repurchases present an attractive use of our capital, we would expect to make strategic repurchases.

We have a working capital, acquisition and used vehicle flooring credit facility with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“DCFS”) and Toyota Motor Credit Corporation (“TMCC”), totaling up to $225 million, which expires August 31, 2009. Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property and other intangible personal property. Stock and other equity interests of our subsidiary dealerships and certain other subsidiaries are excluded. The lenders’ security interest in new vehicle inventory is subordinated to the interests of floorplan financing lenders, including DCFS and TMCC. The agreement for this facility provides for events of default that include nonpayment, breach of covenants, a change of control and certain cross-defaults with other indebtedness. In the event of a default, the agreement provides that the lenders may declare the entire principal balance immediately due, foreclose on collateral and increase the applicable interest rate to the revolving loan rate plus 3 percent, among other remedies.

The facility agreement includes financial and restrictive covenants typical of such agreements. Financial covenants include requirements to maintain a minimum total net worth and imposes minimum current ratio, fixed charge coverage ratio and cash flow leverage ratio requirements. The covenants restrict us from incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets. At September 30, 2006, we were in compliance with all of the financial and restrictive covenants.

In addition, cash dividends are limited to $15 million per fiscal year and repurchases by us of our common stock are limited to $20 million per fiscal year.

Ford Motor Credit, General Motors Acceptance Corporation and Volkswagen Credit have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation serving as the primary lenders for substantially all other brands. These new vehicle lines are secured by new vehicle inventory of the relevant brands. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity.

We expect to be in compliance with the covenants for all of our debt agreements in the foreseeable future. In the event that we are unable to meet such requirements, and any available cure period has passed, the lender may require an acceleration of payment, increase the interest rate or limit our ability to borrow or pay cash dividends.

Interest rates on all of the above facilities ranged from 6.82% to 7.40% at September 30, 2006. Amounts outstanding on the lines at September 30, 2006, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at September 30, 2006	Remaining Availability as of September 30, 2006
New and program vehicle lines	$537,557	$	*
Working capital, acquisition and used vehicle line	71,000	154,000
	$608,557	$154,000

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

A declaration and payment of a dividend in excess of $0.08 per share per quarter will result in an adjustment in the conversion rate for the notes if such cumulative adjustment exceeds 1% of the current conversion rate. We declared dividends of $0.14 per share for the quarters ended June 30 and September 30, 2006 and dividends of $0.12 per share for each of the four preceding quarters. The affect of such dividends does not yet reach the 1% threshold amount and no adjustment in the conversion rate is currently required.

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

Our earnings to fixed charge coverage ratio, as defined in the senior subordinated convertible notes, was 2.22 for the quarter ended September 30, 2006.

Capital Commitments

We had capital commitments of $42.0 million at September 30, 2006 for the construction of six new facilities and additions to two existing facilities. Of the new facilities, four are replacing existing facilities. We have already incurred $7.9 million for these projects, with an additional $5.4 million expected to be incurred during the remainder of 2006 and the remaining $36.6 million to be incurred in 2007 and 2008. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

We also had capital commitments of $2.1 million for the acquisition and development of hardware and software for several information technology initiatives. We anticipate incurring these amounts during the remainder of 2006.

In addition to the above, we have approximately $110.3 million in planned capital expenditures under consideration for various new facilities and remodeling projects in the coming years. These projects are still in the planning stage or are awaiting approvals from governmental agencies or manufacturers. We feel that these projects are a critical part of our future growth strategy.

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

Item 4.  Controls and Procedures

We maintain a system of disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We have carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply their judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based upon our evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that such controls and procedures were not effective as of the end of the period covered by this report because of a material weakness in internal control over financial reporting relating to our accounting for derivative financial instruments under Statement of Financial Accounting Standards 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). This determination was made because, during the third quarter of 2006, we, in consultation with our external auditors, discovered that our application of, and documentation related to, the “short-cut” and “critical terms match” methods under SFAS No. 133, for a number of our derivative instruments was incorrect.  We are not permitted to retroactively apply an appropriate method of qualifying for hedge accounting treatment for these instruments and, as a result, the changes in the fair value of these derivative instruments during their term will be reflected as a net non-cash gain/loss in flooring interest expense rather than in other comprehensive income in the balance sheet. Following our discovery of the errors in the application and documentation of hedge accounting under SFAS No. 133, we initiated a comprehensive review of all of our determinations and documentation related to hedge accounting for our derivative instruments, as well as our related processes and procedures.

More specifically, as a result of the material weakness, we are in the process of restating our financial statements for the year ended December 31, 2005 and for the quarters ended June 30, 2006 and March 31, 2006. In light of these errors and the resulting restatements, our management, including our Chief Executive Officer and Chief Financial Officer, has determined that this deficiency constituted a material weakness in our internal control over financial reporting. In light of the foregoing, we have re-evaluated our internal controls over financial reporting as of December 31, 2005 and have concluded that this material weakness also existed as of December 31, 2005. The reader is therefore cautioned not to rely on management’s conclusion set forth in Item 9A “Controls and Procedures—Management’s Report on Internal Control Over Financial Reporting,” included in our Annual Report on Form 10-K for the year ended December 31, 2005, that as of December 31, 2005, our internal control over financial reporting was effective.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are party to numerous legal proceedings arising in the normal course of our business. We intend to vigorously defend the matters disclosed in previous filings and management believes that the likelihood of a judgment for the amount of damages originally sought in any of the cases remains remote. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 8, 2006.  See also Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report under the heading “Forward-Looking Statements.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the third quarter of 2006:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 to July 31	—	—	60,231	939,769
August 1 to August 31	5,000	$24.79	65,231	934,769
September 1 to September 30	78,000	24.08	143,231	856,769
Total	83,000	$24.13	143,231	856,769

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

10.1	2006 Board of Directors’ Compensation Package (filed as Exhibit 99.1 to Form 8-K filed May 18, 2006 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2006	LITHIA MOTORS, INC.

		By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

		By	/s/ LINDA A. GANIM
Linda A. Ganim
Vice President and Chief Accounting Officer
(Principal Accounting Officer)