Form 10-K/A
period 2005-12-31
LITHIA MOTORS INC
filed 2006-12-18
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends our annual report on Form 10-K for the year ended December 31, 2005, which was filed on March 8, 2006.

The amendment is a result of the restatement of our consolidated financial statements for the years ended December 31, 2001, 2002, 2003, 2004 and 2005.  The amendment is also being made to revise unaudited quarterly financial information for the quarters ended 2005 and 2004.

We are restating our previously reported financial information for these periods to correct an error in those financial statements relating to our derivative accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, we are restating for other errors that were previously deemed to be immaterial. The restatements are described in more detail in Note 2 of Notes to Consolidated Financial Statements included elsewhere in this report.

We also will be filing amended Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2006 and June 30, 2006 to reflect the restatements, which include comparative quarterly information for comparable periods in 2005.

We have amended each item of our Annual Report on Form 10-K for the year ended December 31, 2005 that has been affected by the restatement.  This Amendment No. 1 does not reflect events occurring after the March 8, 2006 filing of our Form 10-K or modify or update the disclosures set forth therein in any way, except as required to reflect the effects of the restatement.

We have reassessed our disclosure controls and procedures as shown in Item 9A related to the material weakness in our internal control over financial reporting with respect to accounting for derivative instruments and the application of hedge accounting under the “short cut” method.

LITHIA MOTORS, INC.

2005 FORM 10-K/A ANNUAL REPORT

Item 6.  Selected Financial Data

You should read the Selected Financial Data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 2 “Restated Results of Operations and Balance Sheets” of our Consolidated Financial Statements and Notes thereto and other financial information contained elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31, (1)
(In thousands, except per share amounts)	2005	2004	2003	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Statement of Operations Data:
Revenues:
New vehicle	$1,676,607	$1,541,102	$1,407,874	$1,218,364	$926,981
Used vehicle	816,963	736,694	717,474	716,061	564,352
Finance and insurance	109,408	96,990	85,845	75,163	59,302
Service, body and parts	309,494	280,894	244,858	215,600	172,626
Fleet and other	22,947	7,680	6,539	44,247	43,003
Total revenues	2,935,419	2,663,360	2,462,590	2,269,435	1,766,264
Cost of sales	2,429,814	2,215,143	2,068,615	1,912,370	1,477,492
Gross profit	505,605	448,217	393,975	357,065	288,772
Selling, general and administrative	370,991	338,256	307,514	281,826	226,131
Depreciation and amortization(2)	14,234	12,750	9,475	7,192	8,690
Income from operations	120,380	97,211	76,986	68,047	53,951
Floorplan interest expense	(18,533)	(12,517)	(12,065)	(11,475)	(17,039)
Other interest expense	(12,030)	(8,873)	(6,055)	(5,985)	(7,546)
Other income, net	1,178	919	1,094	1,203	882
Income from continuing operations before income taxes	90,995	76,740	59,960	51,790	30,248
Income taxes	(35,375)	(29,725)	(23,816)	(20,072)	(11,676)
Income from continuing operations	55,620	47,015	36,144	31,718	18,572
Income (loss) from discontinued operations, net of tax	(1,993)	(1,403)	(269)	(45)	646
Net income	$53,627	$45,612	$35,875	$31,673	$19,218
Basic income per share from continuing operations	$2.90	$2.50	$1.98	$1.84	$1.39
Basic income (loss) per share from discontinued operations	(0.10)	(0.07)	(0.02)	0.00	0.05
Basic net income per share	$2.80	$2.43	$1.96	$1.84	$1.44
Shares used in basic per share	19,175	18,773	18,289	17,233	13,371
Diluted income per share from continuing operations	$2.64	$2.34	$1.95	$1.80	$1.36
Diluted income (loss) per share from discontinued operations	(0.10)	(0.07)	(0.02)	0.00	0.05
Diluted net income per share	$2.54	$2.27	$1.93	$1.80	$1.41
Shares used in diluted per share	21,807	20,647	18,546	17,598	13,612

	As of December 31,
(In thousands)	2005	2004	2003	2002	2001
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Consolidated Balance Sheet Data:
Working capital	$156,446	$124,277	$158,682	$125,637	$104,379
Inventories	606,047	535,347	444,130	445,743	275,285
Total assets	1,452,714	1,255,720	1,101,767	942,049	662,944
Flooring notes payable	530,452	450,860	435,229	427,635	280,947
Current maturities of long-term debt	6,868	6,565	14,299	4,466	10,203
Long-term debt, less current maturities	290,551	267,310	178,467	104,712	95,830
Total stockholders’ equity	460,231	405,246	357,542	319,323	203,041
Cash dividends declared per common share	0.44	0.31	0.21	—	—

(1)	For detail of the restatements, see Note 2 of Notes to Consolidated Financial Statements included in Item 8. of this report.
(2)	Depreciation and amortization expense in 2001 includes $3.7 million of goodwill amortization, compared to none in the other years.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Some of the statements under the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K/A constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K/A involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A. to our 2005 Form 10-K, which was filed with the Securities and Exchange Commission on March 8, 2006.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We are restating our previously reported financial information as of and for the years ended December 31, 2005, 2004 and 2003 to correct an error in those financial statements relating to our derivative accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, we are restating for other errors that were previously deemed to be immaterial.

We account for our derivative financial instruments in accordance with SFAS No. 133 as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities” (collectively, “the Standards”). The Standards require that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. From inception of the hedging program, we applied a method of cash flow hedge accounting under SFAS No. 133 to account for the interest rate swap transactions that allowed us to assume the effectiveness of such transactions (the so-called “short-cut” method). We recently concluded that the interest rate swap transactions did not qualify for the “short-cut” method in prior periods because of the prepayment clauses in the debt agreements. Furthermore, although management believes that the interest rate swaps would have qualified for hedge accounting under SFAS No. 133, hedge accounting under SFAS No. 133 is not allowed retrospectively because the hedge documentation was not in place at the inception of the hedge. Eliminating the application of cash flow hedge accounting reverses the fair value adjustments that were made on our balance sheet in other comprehensive income into floorplan interest expense on our income statement.

Although the swaps do not retrospectively qualify for hedge accounting under SFAS No. 133, there is no effect on cash flows from operating, investing or financing activities for these changes.  The effectiveness of the swaps as hedge transactions has not been affected by these changes in accounting treatment.

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

Results of Continuing Operations

Certain revenue, gross profit margin and gross profit information by product line was as follows for 2005, 2004 and 2003:

2005 (Restated)	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	57.1%	8.0%	26.5%
Used vehicle(1)	27.9	13.4	21.8
Finance and insurance(2)	3.7	100.0	21.6
Service, body and parts	10.5	48.7	29.8
Fleet and other	0.8	6.4	0.3

2004 (Restated)	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	57.9%	7.9%	27.0%
Used vehicle(1)	27.7	12.7	20.9
Finance and insurance(2)	3.6	100.0	21.6
Service, body and parts	10.5	48.3	30.2
Fleet and other	0.3	15.9	0.3

2003 (Restated)	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	57.2%	7.6%	27.2%
Used vehicle(1)	29.1	11.6	21.0
Finance and insurance(2)	3.5	100.0	21.8
Service, body and parts	9.9	47.3	29.4
Fleet and other	0.3	34.4	0.6

(1)          Includes retail and wholesale used vehicles.

(2)          Reported net of anticipated cancellations.

The following table sets forth selected condensed financial data expressed as a percentage of total revenues for the periods indicated below.

	Year Ended December 31,
Lithia Motors, Inc. (1)	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues:
New vehicle	57.1%	57.9%	57.2%
Used vehicle	27.9	27.7	29.1
Finance and insurance	3.7	3.6	3.5
Service, body and parts	10.5	10.5	9.9
Fleet and other	0.8	0.3	0.3
Total revenues	100.0%	100.0%	100.0%
Gross profit	17.2	16.8	16.0
Selling, general and administrative expenses	12.6	12.7	12.5
Depreciation and amortization	0.5	0.5	0.4
Income from continuing operations	4.1	3.6	3.1
Floorplan interest expense	0.6	0.5	0.5
Other interest expense	0.4	0.3	0.2
Other income, net	0.0	0.0	0.0
Income from continuing operations before taxes	3.1	2.9	2.4
Income tax expense	1.2	1.1	1.0
Income from continuing operations	1.9%	1.8%	1.5%

(1)  The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in 2005 compared to 2004 and in 2004 compared to 2003:

	Year Ended December 31,		Increase	% Increase
(In Thousands)	2005	2004	(Decrease)	(Decrease)
	(Restated)	(Restated)
Revenues:
New vehicle	$1,676,607	$1,541,102	$135,505	8.8%
Used vehicle	816,963	736,694	80,269	10.9
Finance and insurance	109,408	96,990	12,418	12.8
Service, body and parts	309,494	280,894	28,600	10.2
Fleet and other	22,947	7,680	15,267	198.8
Total revenues	2,935,419	2,663,360	272,059	10.2
Cost of sales:
New vehicle	1,542,458	1,420,035	122,423	8.6
Used vehicle	707,096	643,298	63,798	9.9
Service, body and parts	158,792	145,349	13,443	9.2
Fleet and other	21,468	6,461	15,007	232.3
Total cost of sales	2,429,814	2,215,143	214,671	9.7
Gross profit	505,605	448,217	57,388	12.8
Selling, general and administrative	370,991	338,256	32,735	9.7
Depreciation and amortization	14,234	12,750	1,484	11.6
Income from operations	120,380	97,211	23,169	23.8
Floorplan interest expense	(18,533)	(12,517)	6,016	48.1
Other interest expense	(12,030)	(8,873)	3,157	35.6
Other expense, net	1,178	919	259	28.2
Income from continuing operations before income taxes	90,995	76,740	14,255	18.6
Income tax expense	(35,375)	(29,725)	5,650	19.0
Income from continuing operations	$55,620	$47,015	$8,605	18.3%

	Year Ended December 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)

New units sold	59,956	54,839	5,117	9.3%
Average selling price per new vehicle	$27,964	$28,102	$(138)	(0.5)%

Used units sold	67,455	63,172	4,283	6.8%
Average selling price per used vehicle	$12,111	$11,662	$449	3.9%

Finance and insurance sales per retail unit	$1,059	$1,014	$45	4.4%

	Year Ended December 31,		Increase	% Increase
(In Thousands)	2004	2003	(Decrease)	(Decrease)
	(Restated)	(Restated)
Revenues:
New vehicle	$1,541,102	$1,407,874	$133,228	9.5%
Used vehicle	736,694	717,474	19,220	2.7
Finance and insurance	96,990	85,845	11,145	13.0
Service, body and parts	280,894	244,858	36,036	14.7
Fleet and other	7,680	6,539	1,141	17.4
Total revenues	2,663,360	2,462,590	200,770	8.2
Cost of sales:
New vehicle	1,420,035	1,300,865	119,170	9.2
Used vehicle	643,298	634,525	8,773	1.4
Service, body and parts	145,349	128,935	16,414	12.7
Fleet and other	6,461	4,290	2,171	50.6
Total cost of sales	2,215,143	2,068,615	146,528	7.1
Gross profit	448,217	393,975	54,242	13.8
Selling, general and administrative	338,256	307,514	30,742	10.0
Depreciation and amortization	12,750	9,475	3,275	34.6
Income from operations	97,211	76,986	20,225	26.3
Floorplan interest expense	(12,517)	(12,065)	452	3.7
Other interest expense	(8,873)	(6,055)	2,818	46.5
Other expense, net	919	1,094	(175)	(16.0)
Income from continuing operations before income taxes	76,740	59,960	16,780	28.0
Income tax expense	(29,725)	(23,816)	5,909	24.8
Income from continuing operations	$47,015	$36,144	$10,871	30.1%

	Year Ended December 31,		Increase	% Increase
	2004	2003	(Decrease)	(Decrease)
New units sold	54,839	52,605	2,234	4.2%
Average selling price per new vehicle	$28,102	$26,763	$1,339	5.0%

Used units sold	63,172	66,537	(3,365)	(5.1)%
Average selling price per used vehicle	$11,662	$10,783	$879	8.2%

Finance and insurance sales per retail unit	$1,014	$918	$96	10.5%

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

Gross Profit

Gross profit increased $57.4 million in 2005 compared to 2004 and increased $54.2 million in 2004 compared to 2003 due primarily to increased total revenues, as well as increases in our overall gross profit margin.

Gross profit margins achieved were as follows:

	Year Ended December 31,		Lithia
(Restated)	2005	2004	Margin Change*
New vehicle	8.0%	7.9%	10	bp
Retail used vehicle	15.7	14.5	120
Wholesale used vehicles	2.7	3.1	(40)
Finance and insurance	100.0	100.0	0
Service, body and parts	48.7	48.3	40
Overall	17.2	16.8	40

	Year Ended December 31,		Lithia
(Restated)	2004	2003	Margin Change*
New vehicle	7.9%	7.6%	30	bp
Retail used vehicle	14.5	14.0	50
Wholesale used vehicles	3.1	(0.2)	330
Finance and insurance	100.0	100.0	0
Service, body and parts	48.3	47.3	100
Overall	16.8	16.0	80

* “bp” stands for basis points (one hundred basis points equals one percent).

In the new vehicle business, margins improved slightly in 2005 compared to 2004 and improved in 2004 compared to 2003 as a result of strategic initiatives and internal directives in 2004 and early 2005 that increased gross profit per vehicle sold. These margin raising initiatives were partially offset in 2005 by manufacturers’ “employee pricing” programs, which created a higher volume, lower margin environment during the second and third quarters of 2005. This compares to a higher volume, lower margin strategy that was in place in 2003.

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

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses. Selling, general and administrative expense increased $32.7 million in 2005 compared to 2004 and increased $30.7 million in 2004 compared to 2003. SG&A as a percentage of revenue improved by 10 basis points in 2005 compared to 2004 and declined by 20 basis points in 2004 compared to 2003.

The increases in dollars spent in 2005 compared to 2004 and in 2004 compared to 2003 were due to increased selling, or variable, expenses related to the increases in acquisition revenues and the number of locations. In addition, the 2004 increase also related to increased costs for compliance with the Sarbanes-Oxley Act of 2002. More importantly, however, SG&A as a percentage of gross profit is an industry standard and a better gauge for measuring performance relative to SG&A expense. SG&A as a percentage of gross profit improved by 210 basis points and 260 basis points, respectively, in 2005 compared to 2004 and in 2004 compared to 2003 as we continue to realize the positive results of multiple cost saving initiatives at our corporate headquarters and in the stores.

Depreciation and Amortization

Depreciation and amortization increased $1.5 million and $3.3 million, respectively, in 2005 compared to 2004 and in 2004 compared to 2003 due to the addition of property and equipment primarily related to our acquisitions, as well as leasehold improvements to existing facilities.

Income from Operations

Operating margins in 2005 improved by 50 basis points to 4.1% compared to 3.6% in 2004 and by 50 basis points in 2004 from 3.1% in 2003. The increases were primarily because of improved overall gross profit margins as discussed above. In addition, in 2005, operating expenses as a percentage of revenue improved by 10 basis points compared to 2004. In 2004 compared to 2003, however, the improvement in gross profit margins was partially offset by a 30 basis point increase in operating expenses as a percentage of revenue.

Floorplan Interest Expense

Floorplan interest expense increased $6.0 million in 2005 compared to 2004. Increases in the average interest rates on our floorplan facilities resulted in increases to floorplan interest expense of $8.3 million.  In addition, our average outstanding balance on these facilities increased $49.6 million, which contributed $1.5 million to the overall increase. These increases were partially offset by a $3.7 million decrease related to our interest rate swaps.

Floorplan interest expense increased $0.5 million in 2004 compared to 2003. Increases in the average interest rates on our floorplan facilities resulted in increases to floorplan interest expense of $0.7 million.  In addition, our average outstanding balance on these facilities increased $49.2 million, which contributed $1.4 million to the overall increase. These increases were partially offset by a $1.6 million decrease related to our interest rate swaps.

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

Income Tax Expense

Our effective tax rate was 38.9% in 2005 compared to 38.7% in 2004 and 39.7% in 2003. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located. The increase in our effective tax rate in 2005 compared to 2004 was due primarily to an increase in revenue in some of our higher tax rate states.

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

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2005	2004	2003

Revenue	$45,881	$116,411	$143,584
Pre-tax income (loss)	(3,328)	(2,591)	(1,068)
Gain (loss) on disposal of discontinued operations, net of tax	28	302	621
Amount of goodwill and other intangible assets disposed of	4,406	1,629	1,712

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

Selected Consolidated Quarterly Financial Data

The following tables set forth our unaudited restated quarterly financial data(1).  The restatements are described in more detail in Note 2 of Notes to Consolidated Financial Statements included elsewhere in this report.

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
	(Restated)
2005
Revenues:
New vehicle	$359,619	$438,375	$510,541	$368,072
Used vehicle	197,322	200,769	226,518	192,354
Finance and insurance	24,616	27,204	32,462	25,126
Service, body and parts	74,265	75,417	80,786	79,026
Fleet and other	3,104	9,064	8,548	2,231
Total revenues	658,926	750,829	858,855	666,809
Cost of sales	541,793	623,817	716,096	548,108
Gross profit	117,133	127,012	142,759	118,701
Selling, general and administrative	89,132	93,323	98,588	89,948
Depreciation and amortization	3,388	3,406	3,624	3,816
Income from operations	24,613	30,283	40,547	24,937
Floorplan interest expense	(1,768)	(7,865)	(3,405)	(5,495)
Other interest expense	(2,805)	(3,036)	(3,037)	(3,152)
Other, net	284	247	187	460
Income from continuing operations before income taxes	20,324	19,629	34,292	16,750
Income taxes	(7,892)	(7,781)	(14,034)	(5,668)
Income before discontinued operations	12,432	11,848	20,258	11,082
Discontinued operations, net of tax	(486)	(430)	(485)	(592)
Net income	$11,946	$11,418	$19,773	$10,490

Basic income per share from continuing operations	$0.65	$0.62	$1.05	$0.57
Basic loss per share from discontinued operations	(0.02)	(0.02)	(0.02)	(0.03)
Basic net income per share	$0.63	$0.60	$1.03	$0.54

Diluted income per share from continuing operations	$0.59	$0.57	$0.95	$0.53
Diluted loss per share from discontinued operations	(0.02)	(0.02)	(0.03)	(0.03)
Diluted net income per share	$0.57	$0.55	$0.92	$0.50

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
	(Restated)
2004
Revenues:
New vehicle	$342,802	$387,977	$436,414	$373,909
Used vehicle	184,986	179,074	193,850	178,784
Finance and insurance	22,333	23,700	26,841	24,116
Service, body and parts	66,772	69,223	72,422	72,477
Fleet and other	1,164	1,381	3,385	1,750
Total revenues	618,057	661,355	732,912	651,036
Cost of sales	514,904	548,724	611,135	540,380
Gross profit	103,153	112,631	121,777	110,656
Selling, general and administrative	81,716	85,439	87,790	83,311
Depreciation and amortization	2,850	2,998	3,156	3,746
Income from operations	18,587	24,194	30,831	23,599
Floorplan interest expense	(5,594)	3,060	(7,107)	(2,876)
Other interest expense	(1,721)	(2,147)	(2,300)	(2,705)
Other, net	179	273	204	263
Income from continuing operations before income taxes	11,451	25,380	21,628	18,281
Income taxes	(4,485)	(9,898)	(8,436)	(6,906)
Income before discontinued operations	6,966	15,482	13,192	11,375
Discontinued operations, net of tax	(455)	(306)	(14)	(628)
Net income	$6,511	$15,176	$13,178	$10,747

Basic income per share from continuing operations	$0.37	$0.83	$0.70	$0.60
Basic loss per share from discontinued operations	(0.02)	(0.02)	(0.00)	(0.03)
Basic net income per share	$0.35	$0.81	$0.70	$0.57

Diluted income per share from continuing operations	$0.36	$0.77	$0.64	$0.55
Diluted loss per share from discontinued operations	(0.02)	(0.02)	(0.00)	(0.03)
Diluted net income per share	$0.34	$0.75	$0.64	$0.52

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

Our inventories increased to $606.0 million at December 31, 2005 from $535.3 million at December 31, 2004 due primarily to acquisitions, as well as a decision to take on additional inventory in December 2005 due to attractive incentives from certain of our manufacturer partners. As a result, our new and used flooring notes payable increased to $530.5 million at December 31, 2005 from $450.9 million at December 31, 2004. New vehicles are financed at approximately 100% and used vehicles can be financed up to approximately 80% of cost. Our days supply of new vehicles increased by approximately 19 days at December 31, 2005 compared to December 31, 2004, primarily due to the purchase of additional inventory in December 2005 mentioned above. We believe this inventory level will provide us with strong inventories at attractive prices going into the seasonally strong spring selling season. Our new vehicle inventories are 28 days above our average historical December 31 balances. Our days supply of used vehicles decreased by approximately 2 days at December 31, 2005 compared to December 31, 2004. Used vehicle inventories at December 31, 2005 were 3 days below average levels for December 31. We believe that our inventory of good-quality used vehicles, which were brought purchased at favorable prices, will benefit our used vehicle business in 2006.

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

Our earnings to fixed charge coverage ratio, as defined in the senior subordinated convertible notes, was 3.39 for the year ended December 31, 2005.

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

Recent Accounting Pronouncements

See Note 20 of Notes to Consolidated Financial Statements.

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

Hedging Strategies

We believe it is prudent to limit the variability of a portion of our interest payments.  Accordingly, we have entered into interest rate swaps to manage the variability of our interest rate exposure, thus leveling a portion of our interest payments in a rising or falling rate environment.

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

The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. These amounts are recorded as a component of floorplan interest expense. The difference between interest earned and the interest obligation results in a monthly settlement which is also recorded as a component of floorplan interest expense.

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

Item 9A.  Controls and Procedures

(a) Background

As discussed in Note 2 to the consolidated financial statements (included in Item 8), we have restated our previously reported financial information for the years ended 2005 through 2003 to correct an error in those financial statements relating to our derivative accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, we are restating for other errors that individually were previously, and currently are, deemed to be immaterial.

During the third quarter of 2006, we, in consultation with our independent registered public accounting firm, identified that our application of, and documentation related to, the “short-cut” method under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) for our derivative instruments was incorrect. From inception of the hedging program, we applied a method of cash flow hedge accounting under SFAS No. 133 to account for the interest rate swap transactions that allowed us to assume the effectiveness of such transactions.  We have determined that the prepayment clauses in the debt agreements, which had not been identified by us or by our accounting experts at implementation, disqualified us from being able to avoid periodic testing of effectiveness under SFAS no. 133.  We are not permitted to retroactively apply an appropriate method of qualifying for hedge accounting treatment for these instruments and, as a result, the changes in the fair value of these derivative instruments during their term will be reflected as a net non-cash gain/loss in flooring interest expense rather than in other comprehensive income in the balance sheet. Following our discovery of the errors in the application and documentation of hedge accounting under SFAS No. 133, we initiated a comprehensive review of all of our determinations and documentation related to hedge accounting under the “short cut” method for our interest rate swaps, as well as our related processes and procedures.

(b) Disclosure Controls and Procedures

We initially evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures were effective as of December 31, 2005.  In connection with the restatement described above, management concluded that we had a material weakness in our internal control over financial reporting relating to our accounting for derivative financial instruments under SFAS No. 133.

In connection with the aforementioned restatement of financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures. As discussed in Management’s Annual Report on Internal Control Over Financial Reporting (as restated) (Item 9A (c)), we identified a material weakness in internal control over financial reporting with respect to hedge accounting for interest rate swaps.

As a result of this material weakness, we concluded that our disclosure controls and procedures were not effective as of December 31, 2005.

(c) Management’s Annual Report on Internal Control Over Financial Reporting (as restated)

The management of Lithia Motors, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the framework and criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 8, 2006, management concluded that our internal control over financial reporting was effective as of December 31, 2005. However, we subsequently determined that we needed to restate certain of our previously issued financial statements.  As a result of such financial statement restatement, management reassessed the Company’s internal control over financial reporting using the COSO criteria and identified the following material weakness in internal control over financial reporting with respect to accounting for interest rate swaps as of December 31, 2005: We lacked adequate technical expertise to ensure the proper application, at inception, of the criteria for the “short-cut” method within the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for our interest rate swaps.  This material weakness resulted in errors in previously issued financial statements and in our restatement of the consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 and for the interim periods in 2005 and 2004.

As a result of this material weakness, our management has revised its earlier assessment and has now concluded that our internal control over financial reporting was not effective as of December 31, 2005.

The Company’s independent auditor, KPMG LLP, a registered public accounting firm, has issued an audit report on our management’s revised assessment of our internal control over financial reporting as of December 31, 2005.

(d) Remediation of Material Weakness:

To remediate the material weakness described above and enhance our internal control over financial reporting, subsequent to the filing of this Form 10-K/A, management will implement the following changes:

•                                          Improve training and education and understanding of hedge accounting requirements in accordance with generally accepted accounting principles for all relevant personnel involved in derivatives transactions.

•                                          Revise our documentation to qualify for hedge accounting in accordance with generally accepted accounting principles with the assistance of outside experts that have been engaged.  This includes ongoing monitoring and review to ensure the continuing qualification of hedge accounting.

(e)  Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit		Description
3.1	(a)	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999.

3.2	(b)	Bylaws of Lithia Motors, Inc.

4.1	(b)	Specimen Common Stock certificate

4.2	(n)	Indenture dated May 4, 2004, between Lithia Motors, Inc. and U.S. Bank National Association, as Trustee, relating to 2.875% Convertible Senior Subordinated Notes due 2014.

10.1*	(b)	1996 Stock Incentive Plan

10.2*	(c)	Amendment No. 1 to the Lithia Motors, Inc. 1996 Stock Incentive Plan

10.2.1*	(b)	Form of Incentive Stock Option Agreement (1)

10.3*	(b)	Form of Non-Qualified Stock Option Agreement (1)

10.4*	(d)	1997 Non-Discretionary Stock Option Plan for Non-Employee Directors

10.5*	(l)	1998 Employee Stock Purchase Plan, as amended

10.6*	(f)	Lithia Motors, Inc. 2001 Stock Option Plan

10.6.1*	(g)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.6.2*	(g)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

10.7.1*	(s)	2003 Stock Incentive Plan, as amended and restated

10.7.2*	(s)	Form of Restricted Share Grant for 2003 Stock Incentive Plan, as amended and restated

10.8*	(s)	Summary 2006 Discretionary Support Services Bonus Program

10.9	(a)	Chrysler Corporation Sales and Service Agreement General Provisions

10.9.1	(h)

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

10.15.1	(m)	First Amendment to Credit Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., August 12, 2003

10.15.2	(n)	Second Amendment to Credit Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., dated December 4, 2003

10.15.3	(o)	Third Amendment to Credit Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., dated June 30, 2004

10.15.4	(p)	Fourth Amendment to Credit Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., dated October 31, 2004

10.15.5	(s)	Fifth Amendment to Credit Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., dated February 15, 2006

10.15.6	(s)	Letter Agreement between DaimlerChrysler Services North America LLC, as agent, and Lithia Motors, Inc., dated April 26, 2005

10.16	(j)	Amended and Restated Loan Agreement dated December 28, 2001 between Lithia Financial Corporation, Lithia Motors, Inc., Lithia Aircraft, Inc. and Lithia SALMIR, Inc. and U.S. Bank National Association.

10.16.1	(j)

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

Exhibit		Description
10.16.4	(p)	Fourth Amendment to Amended and Restated Loan Agreement dated December 22, 2004 between Lithia Financial Corporation, Lithia Motors, Inc. and Lithia Aircraft, Inc. and U.S. Bank National Association.

10.16.5	(q)	Fifth Amendment to Amended and Restated Loan Agreement and Amendment to Promissory Notes.

10.17	(j)	Amended and Restated Revolving Loan and Security Agreement dated May 10, 2002 between Toyota Motor Credit Corporation and Lithia Real Estate, Inc.

10.17.1	(l)	Modification No. 1 dated June 16, 2003 to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust.

10.17.2	(n)	Modification No. 2 dated November 1, 2003 to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust.

10.17.3	(n)	Modification No. 3 dated February 20, 2004 to Amended and Restated Revolving Loan and Security Agreement and Notes Secured by Deed of Trust.

10.18	(a)	Lease Agreement between CAR LIT, L.L.C. and Lithia Real Estate, Inc. relating to properties in Medford, Oregon.(8)

10.19	(r)	Summary of 2005 Director Compensation Plan

10.20	(s)	Form of Outside Director Nonqualified Deferred Compensation Agreement

21	(s)	Subsidiaries of Lithia Motors, Inc.

23		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(a)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.
(b)	Incorporated by reference from the Company’s Registration Statement on Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities Exchange Commission on December 18, 1996.
(c)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998.
(d)	Incorporated by reference from the Company’s Registration Statement on Form S-8, Registration Statement No. 333-45553, as filed with the Securities Exchange Commission on February 4, 1998.
(e)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998.
(f)	Incorporated by reference from Appendix B to the Company’s Proxy Statement for its 2001 Annual Meeting as filed with the Securities and Exchange Commission on May 8, 2001.
(g)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on February 22, 2002.
(h)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on November 14, 2001.
(i)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999.
(j)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 31, 2003.
(k)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2003 as filed with the Securities and Exchange Commission on May 15, 2003.
(l)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on August 14, 2003.
(m)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on March 15, 2004.
(n)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on May 10, 2004.
(o)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2004 as filed with the Securities and Exchange Commission on August 6, 2004.
(p)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 15, 2005.
(q)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2005 as filed with the Securities and Exchange Commission on August 9, 2005.
(r)	Incorporated by reference from the Company’s Form 8-K filed February 23, 2005.
(s)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 8, 2006.

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

Date:	December 15, 2006	LITHIA MOTORS, INC.

		By	/s/ JEFFREY B. DEBOER
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

As discussed in Note 2 to the consolidated financial statements, the Company has restated its consolidated balance sheets as of December 31, 2005 and December 31, 2004 and the related consolidated statements of operations, changed in stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2006, except as to the sixth and seventh paragraphs of Management’s Annual Report on Internal Control Over Financial Reporting (as restated), which is as of December 15, 2006, expressed an unqualified opinion on management’s restated assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting as of December 31, 2005.

/s/ KPMG LLP

Portland, Oregon
March 3, 2006, except as to note 2, which is as of December 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Lithia Motors, Inc. and Subsidiaries:

We have audited management’s restated assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting (as restated) (Item 9A(c)), that Lithia Motors, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s restated assessment, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lithia Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of Lithia Motors, Inc.’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s restated assessment as of December 31, 2005: The Company lacked adequate technical expertise to ensure the proper application, at inception, of the criteria for the “short-cut” method within the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for its interest rate swaps.  This material weakness resulted in errors in previously issued financial statements and in the Company’s restatement of the financial statements for the years ended December 31, 2005, 2004 and 2003 and for the interim periods in 2005 and 2004.

As stated in the seventh paragraph of Management’s Annual Report on Internal Control over Financial Reporting (as restated), management’s assessment of the effectiveness of Lithia Motors, Inc. internal control over financial reporting as of December 31, 2005 has been restated to reflect the impact of the aforementioned material weakness in internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lithia Motors, Inc. as of December 31, 2005 and 2004, and the related statements of operations, changes in stockholder’s equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements (as restated) and this report does not affect our report dated March 3, 2006, except as to the restatement discussed in note 2, which is as of December 15, 2006, which expressed an unqualified opinion on those consolidated financial statements (as restated).

In our opinion, management’s restated assessment that Lithia Motors, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Lithia Motors, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO.

/s/KPMG LLP

Portland, Oregon

March 3, 2006, except as to the sixth and seventh paragraphs of Management’s Annual Report on Internal Control over Financial Reporting (as restated), which are as of December 15, 2006

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2005	2004
	(Restated)	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$48,566	$28,869
Contracts in transit	52,453	42,913
Trade receivables, net of allowance for doubtful accounts of $406 and $436	53,990	42,045
Inventories, net	606,047	535,347
Vehicles leased to others, current portion	6,296	5,494
Prepaid expenses and other	8,800	6,888
Deferred income taxes	685	—
Assets held for sale	27,411	135
Total Current Assets	804,248	661,691

Land and buildings, net of accumulated depreciation of $11,358 and $8,110	255,372	226,356
Equipment and other, net of accumulated depreciation of $31,622 and $25,922	77,805	73,275
Goodwill	260,899	244,532
Other intangible assets, net of accumulated amortization of $89 and $63	50,247	44,649
Other non-current assets	4,143	5,217
Total Assets	$1,452,714	$1,255,720

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$476,322	$400,084
Floorplan notes payable: non-trade	54,130	50,776
Current maturities of long-term debt	6,868	6,565
Trade payables	30,917	26,800
Accrued liabilities	57,177	51,579
Liabilities held for sale	22,388	—
Deferred income taxes	—	1,610
Total Current Liabilities	647,802	537,414

Real estate debt, less current maturities	154,046	139,702
Other long-term debt, less current maturities	136,505	127,608
Other long-term liabilities	10,440	10,611
Deferred income taxes	43,690	35,139
Total Liabilities	992,483	850,474

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,629 and 15,142	224,775	215,335
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	2,559	1,811
Unearned compensation	(1,132)	—
Retained earnings	233,561	187,632
Total Stockholders’ Equity	460,231	405,246
Total Liabilities and Stockholders’ Equity	$1,452,714	$1,255,720

See accompanying notes to consolidated financial statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statments of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Revenues:
New vehicle sales	$1,676,607	$1,541,102	$1,407,874
Used vehicle sales	816,963	736,694	717,474
Finance and insurance	109,408	96,990	85,845
Service, body and parts	309,494	280,894	244,858
Fleet and other	22,947	7,680	6,539
Total revenues	2,935,419	2,663,360	2,462,590
Cost of sales	2,429,814	2,215,143	2,068,615
Gross profit	505,605	448,217	393,975
Selling, general and administrative	370,991	338,256	307,514
Depreciation - buildings	3,690	2,716	2,057
Depreciation and amortization - other	10,544	10,034	7,418
Operating income from continuing operations	120,380	97,211	76,986
Other income (expense):
Floorplan interest expense	(18,533)	(12,517)	(12,065)
Other interest expense	(12,030)	(8,873)	(6,055)
Other income, net	1,178	919	1,094
	(29,385)	(20,471)	(17,026)
Income from continuing operations before income taxes	90,995	76,740	59,960
Income taxes	(35,375)	(29,725)	(23,816)
Income before discontinued operations	55,620	47,015	36,144
Loss from discontinued operations, net of income tax benefit of $1,307, $886 and $178	(1,993)	(1,403)	(269)
Net income	$53,627	$45,612	$35,875

Basic income per share from continuing operations	$2.90	$2.50	$1.98
Basic loss per share from discontinued operations	(0.10)	(0.07)	(0.02)
Basic net income per share	$2.80	$2.43	$1.96

Shares used in basic per share calculations	19,175	18,773	18,289

Diluted income per share from continuing operations	$2.64	$2.34	$1.95
Diluted loss per share from discontinued operations	(0.10)	(0.07)	(0.02)
Diluted net income per share	$2.54	$2.27	$1.93

Shares used in diluted per share calculations	21,807	20,647	18,546

See accompanying notes to consolidated financial statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statments of Changes in Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2003, 2004 and 2005
(In thousands, except share data)

							Accumulated
							Other
							Compre-
	Common Stock				Additional		hensive		Total
	Class A		Class B		Paid In	Unearned	Income	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Earnings	Equity
							(Restated)	(Restated)	(Restated)
Balance at December 31, 2002	14,298,742	$203,579	3,762,231	$468	$929	$—	$(8)	$114,354	$319,322
Comprehensive income:
Net income	—	—	—	—	—	—	—	35,875	35,875
Unrealized gain on investments, net	—	—	—	—	—	—	8	—	8
Issuance of stock in connection with employee stock plans	413,485	4,825	—	—	—	—	—	—	4,825
Compensation for stock option issuances and tax benefits from option exercises	—	—	—	—	302	—	—	—	302
Dividends paid	—	—	—	—	—	—	—	(2,575)	(2,575)
Repurchase of Class A common stock	(19,400)	(215)	—	—	—	—	—	—	(215)
Balance at December 31, 2003	14,692,827	208,189	3,762,231	468	1,231	—	—	147,654	357,542
Comprehensive income:
Net income	—	—	—	—	—	—	—	45,612	45,612
Issuance of stock in connection with employee stock plans	449,847	7,159	—	—	—	—	—	—	7,159
Repurchase of Class A common stock	(600)	(13)	—	—	—	—	—	—	(13)
Compensation for stock option issuances and tax benefits from option exercises	—	—	—	—	580	—	—	—	580
Dividends paid	—	—	—	—	—	—	—	(5,634)	(5,634)
Balance at December 31, 2004	15,142,074	215,335	3,762,231	468	1,811	—	—	187,632	405,246
Comprehensive income:
Net income	—	—	—	—	—	—	—	53,627	53,627
Issuance of stock in connection with employee stock plans	434,534	7,992	—	—	—	—	—	—	7,992
Issuance of restricted stock to employees	59,640	1,645				(1,645)			—
Amortization of unearned compensation	—	—	—	—	—	241			241
Shares forfeited by employees	(9,873)	(272)		—		272
Repurchase of Class A common stock	(231)	(10)	—	—	—	—	—	—	(10)
Compensation for stock and stock option issuances and tax benefits from option exercises	3,200	85	—	—	748	—	—	—	833
Dividends paid	—	—	—	—	—	—	—	(7,698)	(7,698)
Balance at December 31, 2005	15,629,344	$224,775	3,762,231	$468	$2,559	$(1,132)	$—	$233,561	$460,231

See accompanying notes to consolidated financial statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statments of Cash Flows
(In thousands)

	Year Ended December 31,
	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$53,627	$45,612	$35,875
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,234	12,750	9,475
Depreciation and amortization from discontinued operations	264	393	820
Compensation expense related to stock option issuances	490	240	185
(Gain) loss on sale of assets	525	889	(586)
Gain on sale of franchise	(28)	(883)	(919)
Deferred income taxes	5,286	10,939	10,235
Equity in loss of affiliate	—	—	13
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(11,864)	1,175	(777)
Contracts in transit	(9,540)	1,796	(3,080)
Inventories	(60,474)	(28,656)	35,284
Vehicles leased to others	(1,633)	(846)	(1,436)
Prepaid expenses and other	(1,682)	(1,493)	2,788
Other non-current assets	909	(2,441)	552
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	71,772	25,663	(13,360)
Trade payables	4,117	2,245	4,785
Accrued liabilities	7,026	7,342	5,243
Other long-term liabilities and deferred revenue	(411)	2,393	(3,397)
Net cash provided by operating activities	72,618	77,118	81,700

Cash flows from investing activities:
Principal payments received on notes receivable	—	585	—
Capital expenditures:
Non-financeable	(21,093)	(13,156)	(10,678)
Financeable	(32,196)	(40,931)	(32,448)
Proceeds from sale of assets	11,652	2,124	441
Cash paid for acquisitions, net of cash acquired	(51,713)	(79,395)	(63,799)
Proceeds from sale of dealerships	6,696	8,756	3,542
Distribution from affiliate	—	—	33
Net cash used in investing activities	(86,654)	(122,017)	(102,909)

Cash flows from financing activities:
Flooring notes payable: non-trade	3,354	(7,782)	970
Net borrowings (repayments) on lines of credit	9,314	(120,332)	58,317
Principal payments on long-term debt and capital leases	(7,454)	(13,326)	(4,631)
Proceeds from issuance of long-term debt	28,233	142,279	22,845
Debt issuance costs	—	(2,550)	—
Repurchase of common stock	(10)	(13)	(215)
Proceeds from issuance of common stock	7,994	7,083	4,802
Dividends paid	(7,698)	(5,634)	(2,575)
Net cash provided by (used in) financing activities	33,733	(275)	79,513

Increase (decrease) in cash and cash equivalents	19,697	(45,174)	58,304

Cash and cash equivalents at beginning of period	28,869	74,043	15,739
Cash and cash equivalents at end of period	$48,566	$28,869	$74,043

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$35,318	$25,499	$20,733
Cash paid during the period for income taxes	23,463	18,775	9,596

Supplemental schedule of non-cash investing and financing activities:
Debt issued in connection with acquisitions	$—	$12,000	$324
Flooring debt assumed in connection with acquisitions	39,542	51,884	45,884
Acquisition of capital lease	—	540	—
Assets acquired with debt	—	3,680	—
Assets acquired through real estate exchange	—	—	1,987
Debt extinguished through refinancing	—	—	12,350
Debt paid by purchaser in connection with dealership disposals	6,550	—	—
Flooring debt paid in connection with dealership disposals	25,554	8,975	6,123
Common stock received for the exercise price of stock options	428	—	—

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

Assets Held for Sale

At December 31, 2005, assets held for sale of $27.4 million related to two dealerships held for sale and were recorded on our balance sheet at the lower of book value or estimated fair market value, less applicable selling costs. Assets held for sale of $135,000 at December 31, 2004 related to a building held for sale, which was sold during 2005. See also Note 19.

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

Year Ended December 31,	2005 (Restated)			2004 (Restated)			2003 (Restated)
	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$55,620	19,175	$2.90	$47,015	18,773	$2.50	$36,144	18,289	$1.98
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	1,845	2,255	(0.20)	1,231	1,485	(0.11)	—	—	—
Stock options and unvested restricted stock	—	377	(0.06)	—	389	(0.05)	—	257	(0.03)
Diluted EPS
Income from continuing operations available to common stockholders	$57,465	21,807	$2.64	$48,246	20,647	$2.34	$36,144	18,546	$1.95

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		272			324			342

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

We account for our derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities” (collectively, “the Standards”). The Standards require that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  See also Notes 2 and 8.

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

Comprehensive Income

Comprehensive income includes the unrealized gain or loss on investments.

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

Year Ended December 31,	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Net income, as reported	$53,627	$45,612	$35,875
Add - Stock-based employee compensation expense included in reported net income, net of related tax effects	303	148	111
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,480)	(3,313)	(3,140)
Net income, pro forma	$51,450	$42,447	$32,846
Basic net income per share:
As reported	$2.80	$2.43	$1.96
Pro forma	$2.68	$2.26	$1.80
Diluted net income per share:
As reported	$2.54	$2.27	$1.93
Pro forma	$2.44	$2.13	$1.79

See Note 20 for a discussion of the adoption, effective January 1, 2006, of SFAS No. 123R, “Share-Based Payment: an amendment of FASB Statements No. 123 and 95,” which requires companies to recognize in their income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.

We used the Black-Scholes option pricing model and the following weighted average assumptions in calculating the value of all options granted during the periods presented:

Year Ended December 31,	2005	2004	2003
Employee Stock Purchase Plan
Risk-free interest rates	2.32%	0.93% - 1.71%	0.89% - 1.22%
Dividend yield	1.23%	0.99% - 1.45%	0.00% - 1.27%
Expected lives	3 months	3 months	3 months
Volatility	28.18%	28.11% - 47.31%	42.59% - 50.14%

Option Plans
Risk-free interest rates	3.58% - 3.71%	2.80%	2.50 - 3.00%
Dividend yield	1.16% - 1.20%	1.04%	n/a
Expected lives	5.4 years	5.4 years	7.7 - 8.0 years
Volatility	41.92% - 42.04%	43.32%	46.24% - 46.79%

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

(2)           Restatement

We are restating our previously reported financial information as of and for the years ended December 31, 2005, 2004 and 2003 to correct an error in those financial statements relating to our derivative accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, we are restating for other errors that were previously deemed to be immaterial.

We account for our derivative financial instruments in accordance with SFAS No. 133 as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities” (collectively, “the Standards”). The Standards require that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. From inception of the hedging program, we applied a method of cash flow hedge accounting under SFAS No. 133 to account for the interest rate swap transactions that allowed us to assume the effectiveness of such transactions (the so-called “short-cut” method). We recently concluded that the interest rate swap transactions did not qualify for the “short-cut” method in prior periods because of the prepayment clauses in the debt agreements. Furthermore, although management believes that the interest rate swaps would have qualified for hedge accounting under SFAS No. 133, hedge accounting under SFAS No. 133 is not allowed retrospectively because the hedge documentation was not in place at the inception of the hedge. Eliminating the application of cash flow hedge accounting reverses the fair value adjustments that were made on our balance sheet in other comprehensive income into floorplan interest expense on our income statement.

Although the swaps do not retrospectively qualify for hedge accounting under SFAS No. 133, there is no effect on cash flows from operating, investing or financing activities for these changes.  The effectiveness of the swaps as economic hedge transactions has not been affected by these changes in accounting treatment.

In addition, we are restating our previously reported financial information for other items that were individually deemed, and are currently deemed, to be immaterial.  Because the interest rate swap adjustment has required a restatement, we have elected to record these adjustments in the proper periods.

These adjustments include the following:

•                  Payroll related expense:  We recorded adjustments for accrued liabilities and selling, general and administrative expenses as a result of unrecorded commission expense.

•                  Intra-company gross profit elimination:  We recorded adjustments to inventory and cost of sales in order to reflect the elimination of intra-company gross profit recognized on service work performed on new vehicle inventory.

•                  Income tax expense:  We recorded an adjustment to accrued liabilities and income tax expense related to a tax contingency reserve.

•                  Deferred taxes:  We recorded a reclassification between current and non-current deferred income taxes to reflect correct classifications.

The following tables detail the restatements (in thousands, except per share amounts):

	December 31, 2005
	As Originally Reported	Adjustments	As Restated
Accrued liabilities	$57,775	$(598)	$57,177
Accumulated other comprehensive income	3,316	(3,316)	—
Retained earnings	229,647	3,914	233,561
Total stockholders’ equity	459,633	598	460,231

	December 31, 2004
	As Originally Reported	Adjustments	As Restated
Inventories	$536,510	$(1,163)	$535,347
Accrued liabilities	52,042	(463)	51,579
Deferred income taxes, current	410	1,200	1,610
Deferred income taxes, non-current	36,339	(1,200)	35,139
Accumulated other comprehensive income	789	(789)	—
Retained earnings	187,545	87	187,632
Total stockholders’ equity	405,946	(700)	405,246

	December 31, 2002
	As Originally Reported	Adjustments	As Restated
Accumulated other comprehensive income	$(2,517)	$2,509	$(8)
Retained earnings	117,536	(3,182)	114,354

	Year Ended December 31, 2005
	As Originally Reported	Adjustments	As Restated
Cost of sales	$2,430,977	$(1,163)	$2,429,814
Floorplan interest expense	22,614	(4,081)	18,533
Income tax expense	33,958	1,417	35,375
Net income	49,800	3,827	53,627
Basic net income per share	2.60	0.20	2.80
Diluted net income per share	2.37	0.17	2.54

	Year Ended December 31, 2004
	As Originally Reported	Adjustments	As Restated
Cost of sales	$2,214,995	$148	$2,215,143
Selling, general and administrative	339,519	(1,263)	338,256
Floorplan interest expense	16,243	(3,726)	12,517
Income tax expense	27,825	1,900	29,725
Net income	42,671	2,941	45,612
Basic net income per share	2.27	0.16	2.43
Diluted net income per share	2.13	0.14	2.27

	Year Ended December 31, 2003
	As Originally Reported	Adjustments	As Restated
Cost of sales	$2,067,600	$1,015	$2,068,615
Selling, general and administrative	307,344	170	307,514
Floorplan interest expense	13,715	(1,650)	12,065
Other income, net	1,095	(1)	1,094
Income tax expense	23,679	137	23,816
Loss from discontinued operations	270	(1)	269
Net income	35,547	328	35,875
Basic net income per share	1.94	0.02	1.96
Diluted net income per share	1.92	0.01	1.93

	Quarter Ended March 31, 2005 (unaudited)
	As Originally Reported	Adjustments	As Restated
Cost of sales	$541,694	$99	$541,793
Floorplan interest expense	5,102	(3,334)	1,768
Other income, net	285	(1)	284
Income tax expense	6,614	1,278	7,892
Net income	9,990	1,956	11,946
Basic net income per share	0.52	0.11	0.63
Diluted net income per share	0.48	0.09	0.57

	Quarter Ended June 30, 2005 (unaudited)
	As Originally Reported	Adjustments	As Restated
Cost of sales	$623,584	$233	$623,817
Floorplan interest expense	6,000	1,865	7,865
Income tax expense	8,622	(841)	7,781
Net income	12,675	(1,257)	11,418
Basic net income per share	0.66	(0.06)	0.60
Diluted net income per share	0.60	(0.05)	0.55

	Quarter Ended September 30, 2005 (unaudited)
	As Originally Reported	Adjustments	As Restated
Cost of sales	$717,591	$(1,495)	$716,096
Floorplan interest expense	5,534	(2,129)	3,405
Other income, net	186	1	187
Income tax expense	12,551	1,483	14,034
Loss from discontinued operations	484	1	485
Net income	17,632	2,141	19,773
Basic net income per share	0.92	0.11	1.03
Diluted net income per share	0.83	0.09	0.92

	Quarter Ended December 31, 2005 (unaudited)
	As Originally Reported	Adjustments	As Restated
Floorplan interest expense	$5,978	$(483)	$5,495
Income tax expense	6,171	(503)	5,668
Loss from discontinued operations	593	(1)	592
Net income	9,503	987	10,490
Basic net income per share	0.49	0.05	0.54
Diluted net income per share	0.45	0.05	0.50

	Quarter Ended March 31, 2004 (unaudited)
	As Originally Reported	Adjustments	As Restated
Cost of sales	$514,780	$124	$514,904
Selling, general and administrative	82,370	(654)	81,716
Floorplan interest expense	3,508	2,086	5,594
Other income, net	177	2	179
Income tax expense	5,072	(587)	4,485
Net income	7,479	(968)	6,511
Basic net income per share	0.40	(0.05)	0.35
Diluted net income per share	0.39	(0.05)	0.34

	Quarter Ended June 30, 2004 (unaudited)
	As Originally Reported	Adjustments	As Restated
Cost of sales	$548,406	$318	$548,724
Selling, general and administrative	85,814	(375)	85,439
Floorplan interest expense	3,992	(7,052)	(3,060)
Other income, net	276	(3)	273
Income tax expense	7,127	2,771	9,898
Net income	10,840	4,336	15,176
Basic net income per share	0.58	.23	.81
Diluted net income per share	0.54	.21	.75

	Quarter Ended September 30, 2004 (unaudited)
	As Originally Reported	Adjustments	As Restated
Cost of sales	$611,447	$(312)	$611,135
Selling, general and administrative	88,065	(275)	87,790
Floorplan interest expense	4,402	2,705	7,107
Other income, net	201	3	204
Income tax expense	9,259	(823)	8,436
Net income	14,470	(1,292)	13,178
Basic net income per share	0.77	(0.07)	.70
Diluted net income per share	0.70	(0.06)	0.64

	Quarter Ended December 31, 2004 (unaudited)
	As Originally		As
	Reported	Adjustments	Restated
Cost of sales	$540,362	$18	$540,380
Selling, general and administrative	83,270	41	83,311
Floorplan interest expense	4,341	(1,465)	2,876
Other income, net	265	(2)	263
Income tax expense	6,367	539	6,906
Net income	9,882	865	10,747
Basic net income per share	0.52	.05	.57
Diluted net income per share	0.48	.04	.52

(3)           Trade Receivables

Trade receivables consisted of the following (in thousands):

December 31,	2005	2004
Trade receivables	$14,822	$12,666
Vehicle receivables	14,906	9,971
Manufacturer receivables	23,569	18,694
Other	1,099	1,150
	54,396	42,481
Less: Allowances	(406)	(436)
Total receivables, net	$53,990	$42,045

Vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the customer.

(4)           Inventories and Related Notes Payable

The new and used vehicle inventory, collateralizing related notes payable, and other inventory were as follows (in thousands):

	2005		2004
	Inventory	Notes	Inventory	Notes
December 31,	Cost	Payable	Cost	Payable
			(Restated)
New and program vehicles	$491,486	$530,452	$425,971	$450,860
Used vehicles	87,853	—	84,739	—
Parts and accessories	26,708	—	24,637	—
Total inventories	$606,047	$530,452	$535,347	$450,860

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

(5)           Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

December 31,	2005	2004
Buildings and improvements	$150,916	$129,687
Service equipment	29,152	25,373
Furniture, signs and fixtures	79,453	70,804
	259,521	225,864
Less accumulated depreciation – buildings	(11,358)	(8,110)
Less accumulated depreciation – equipment and other	(31,622)	(25,922)
	216,541	191,832
Land	109,464	95,583
Construction in progress, buildings	6,350	9,196
Construction in progress, other	822	3,020
	$ 333,177	$299,631

(6)           Goodwill and Other Intangible Assets

The roll forward of goodwill was as follows (in thousands):

Year Ended December 31,	2005	2004
Balance, beginning of year	$244,532	$207,027
Goodwill acquired and post acquisition adjustments	21,865	37,505
Goodwill included in assets held for sale	(2,368)	—
Goodwill included in gain or loss on disposal of franchises and discontinued operations	(3,130)	—
Balance, end of year	$260,899	$244,532

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

The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. These amounts are recorded currently as a component of floorplan interest expense. The difference between interest earned and the interest obligation results in a monthly settlement, which is also recorded currently in the statement of operations as a component of floorplan interest expense.

See also Note 2. for a discussion of restatements related to our derivative financial instruments.

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

Our earnings to fixed charge coverage ratio, as defined in the Notes, was 3.03 for 2005.

Summary

Long-term debt consisted of the following (in thousands):

December 31,	2005	2004
Variable Rate Debt:
Equipment and leased vehicle line of credit, expiring May 2007	$50,000	$40,686
Mortgages payable in monthly installments of $386, including interest between 6.19% and 8.43%, maturing through April 2024; secured by land and buildings	44,090	52,382
Notes payable in monthly installments of $23, including interest between 0.0% and 7.1%, maturing at various dates through 2006; secured by vehicles leased to others	2,704	2,194
Notes payable related to acquisitions, with interest rate of 7.25%, maturing February 2008	179	331
Total Variable Rate Debt	96,973	95,593
Fixed Rate Debt:
2.875% senior subordinated convertible notes, due May 2014 with interest due semi- annually in May and November of each year	85,000	85,000
Mortgages payable in monthly installments of $797, including interest between 4.00% and 7.29%, maturing fully May 2022; secured by land and buildings	113,702	91,298
Notes payable related to acquisitions, with interest rates between 4.00% and 7.25%, maturing at various dates through May 2009	1,235	1,454
Capital lease obligations, net of interest of $138, with monthly lease payments of $5	509	530
Total Fixed Rate Debt	200,446	178,282
Total Long-Term Debt	297,419	273,875
Less current maturities	(6,868)	(6,565)
	$290,551	$267,310

The schedule of future principal payments on long-term debt as of December 31, 2005 was as follows (in thousands):

Year Ending December 31,
2006	$6,868
2007	63,112
2008	38,276
2009	23,435
2010	9,509
Thereafter	156,219
Total principal payments	$297,419

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

11)                              Cost of Sales

Cost of sales categorized by revenue category from continuing operations was as follows (in thousands):

Year Ended December 31,	2005	2004	2003
	(Restated)	(Restated)	(Restated)
New vehicle sales	$1,542,458	$1,420,035	$1,300,865
Used vehicle sales	707,096	643,298	634,525
Service, body and parts	158,792	145,349	128,935
Fleet and other	21,468	6,461	4,290
	$2,429,814	$2,215,143	$2,068,615

(12)                          Income Taxes

Income tax expense from continuing operations was as follows (in thousands):

Year Ended December 31,	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Current:
Federal	$25,477	$15,479	$11,102
State	3,643	2,253	1,649
	29,120	17,732	12,751
Deferred:
Federal	5,514	10,624	9,983
State	741	1,369	1,082
	6,255	11,993	11,065
Total	$35,375	$29,725	$23,816

At December 31, 2005, we had income taxes payable totaling $1.1 million and at December 31, 2004, we had prepaid income taxes totaling $2.6 million.

Individually significant components of the deferred tax assets and liabilities are presented below (in thousands):

December 31,	2005	2004
Deferred tax assets:
Deferred revenue and cancellation reserves	$5,366	$4,801
Allowance and accruals	5,031	4,163
Total deferred tax assets	10,397	8,964

Deferred tax liabilities:
Inventories	(4,677)	(5,766)
Interest expense	(3,045)	(1,856)
Goodwill	(29,185)	(22,896)
Property and equipment, principally due to differences in depreciation	(15,632)	(14,670)
Prepaids and property taxes	(863)	(525)
Total deferred tax liabilities	(53,402)	(45,713)
Total	$(43,005)	$(36,749)

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

The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax expense from continuing operations for 2005, 2004 and 2003 is shown in the following tabulation (in thousands):

Year Ended December 31,	2005	2004	2003
	(Restated)	(Restated)	(Restated)
Computed “expected” tax expense	$31,848	$26,859	$20,986
State taxes, net of federal income tax benefit	2,922	2,357	1,792
Other	605	509	1,038
Income tax expense	$35,375	$29,725	$23,816

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

(15)                          Dividend Payments

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

See also Note 21 for information regarding the declaration of a dividend related to the fourth quarter of 2005.

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

We intend to vigorously defend all matters and management believes that the likelihood of a judgment for the amount of damages sought in any of the cases is remote.

(17)                          Related Party Transactions

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

(18)                          Acquisitions

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

Year Ended December 31,	2005	2004
	(Unaudited) (Restated)	(Unaudited) (Restated)
Total revenues	$3,059,425	$3,112,860
Net income	54,402	50,453
Basic earnings per share	2.84	2.69
Diluted earnings per share	2.58	2.50

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

(19)                          Discontinued Operations

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

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2005	2004	2003
			(Restated)
Revenue	$45,881	$116,411	143,584
Pre-tax income (loss)	(3,328)	(2,591)	(1,068)
Gain (loss) on disposal of discontinued operations, net of tax	28	302	621
Amount of goodwill and other intangible assets disposed of	4,406	1,629	1,712

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

(20)                          Recent Accounting Pronouncements

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

(21)                          Subsequent Events

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