Form 10-Q/A
period 2006-03-31
LITHIA MOTORS INC
filed 2006-12-18
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended March 31, 2006, which was filed on May 10, 2006.

The amendment is a result of the restatement of our unaudited consolidated financial statements for the quarters ended March 31, 2006 and 2005.

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

We are also filing an amended Annual Report on Form 10-K for the year ended December 31, 2005 and an amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 to reflect the restatements.

We have amended each item of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 that has been affected by the restatement. This Amendment No. 1 does not reflect events occurring after the May 10, 2006 filing of our Form 10-Q or modify or update the disclosures set forth therein in any way, except as required to reflect the effects of the restatement.

We have reassessed our disclosure controls and procedures as shown in Item 4 related to the material weakness in our internal control over financial reporting with respect to accounting for derivative instruments and the application of hedge accounting under the “short cut” method.

LITHIA MOTORS, INC.

FORM 10-Q/A

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2006	2005
	(Restated)	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$33,425	$48,566
Contracts in transit	51,659	52,453
Trade receivables, net of allowance for doubtful accounts of $367 and $406	52,109	53,990
Inventories, net	651,938	606,047
Vehicles leased to others, current portion	6,647	6,296
Prepaid expenses and other	6,523	8,800
Deferred income taxes	809	685
Assets held for sale	19,165	27,411
Total Current Assets	822,275	804,248

Land and buildings, net of accumulated depreciation of $12,448 and $11,358	264,064	255,372
Equipment and other, net of accumulated depreciation of $33,810 and $31,622	79,314	77,805
Goodwill	261,442	260,899
Other intangible assets, net of accumulated amortization of $98 and $89	50,238	50,247
Other non-current assets	7,705	4,143
Total Assets	$1,485,038	$1,452,714

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$489,674	$476,322
Floorplan notes payable: non-trade	59,793	54,130
Current maturities of long-term debt	7,886	6,868
Trade payables	30,446	30,917
Accrued liabilities	64,266	57,177
Liabilities held for sale	16,780	22,388
Total Current Liabilities	668,845	647,802

Real estate debt, less current maturities	167,171	154,046
Other long-term debt, less current maturities	123,480	136,505
Other long-term liabilities	10,190	10,440
Deferred income taxes	45,012	43,690
Total Liabilities	1,014,698	992,483

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,798 and 15,629	225,759	224,775
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	3,522	2,559
Unearned compensation	—	(1,132)
Retained earnings	240,591	233,561
Total Stockholders’ Equity	470,340	460,231
Total Liabilities and Stockholders’ Equity	$1,485,038	$1,452,714

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Restated)	(Restated)
Revenues:
New vehicle sales	$427,750	$359,619
Used vehicle sales	209,078	197,322
Finance and insurance	27,554	24,616
Service, body and parts	82,473	74,265
Fleet and other	1,330	3,104
Total revenues	748,185	658,926
Cost of sales	617,404	541,793
Gross profit	130,781	117,133
Selling, general and administrative	100,717	89,132
Depreciation - buildings	1,090	828
Depreciation and amortization - other	2,956	2,560
Income from operations	26,018	24,613
Other income (expense):
Floorplan interest expense	(5,594)	(1,768)
Other interest expense	(3,331)	(2,805)
Other income, net	428	284
	(8,497)	(4,289)
Income from continuing operations before income taxes	17,521	20,324
Income taxes	(6,832)	(7,892)
Income before discontinued operations	10,689	12,432
Loss from discontinued operations, net of income tax benefit of $729 and $307	(1,321)	(486)
Net income	$9,368	$11,946

Basic income per share from continuing operations	$0.55	$0.65
Basic loss per share from discontinued operations	(0.07)	(0.02)
Basic net income per share	$0.48	$0.63

Shares used in basic per share calculations	19,426	19,060

Diluted income per share from continuing operations	$0.51	$0.59
Diluted loss per share from discontinued operations	(0.06)	(0.02)
Diluted net income per share	$0.45	$0.57

Shares used in diluted per share calculations	22,066	21,704

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$9,368	$11,946
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,046	3,388
Depreciation and amortization from discontinued operations	—	100
Stock-based compensation	649	75
(Gain) loss on sale of assets	(8)	126
Gain on sale of franchise	—	(36)
Deferred income taxes	1,133	1,827
Excess tax benefits from share-based payment arrangements	(315)	—
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	1,883	(376)
Contracts in transit	794	230
Inventories	(46,555)	(18,225)
Vehicles leased to others	(648)	10
Prepaid expenses and other	2,276	(1,830)
Other non-current assets	(3,562)	767
Increase (decrease), net of effect of acquisitions:
Flooring notes payable	14,656	9,905
Trade payables	(488)	181
Accrued liabilities	7,246	685
Other long-term liabilities and deferred revenue	(249)	(230)
Net cash provided by (used in) operating activities	(9,774)	8,543

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(7,231)	(7,185)
Financeable	(7,514)	(8,053)
Proceeds from sale of assets	279	187
Cash paid for acquisitions, net of cash acquired	—	(16,535)
Proceeds from sale of dealerships	2,226	—
Net cash used in investing activities	(12,240)	(31,586)

Cash flows from financing activities:
Flooring notes payable: non-trade	5,663	8
Net borrowings (repayments) on lines of credit	(13,000)	4,314
Principal payments on long-term debt and capital leases	(1,891)	(1,780)
Proceeds from issuance of long-term debt	16,009	9,676
Proceeds from issuance of common stock	2,115	2,599
Excess tax benefits from share-based payment arrangements	315	—
Dividends paid	(2,338)	(1,528)
Net cash provided by financing activities	6,873	13,289

Decrease in cash and cash equivalents	(15,141)	(9,754)

Cash and cash equivalents:
Beginning of period	48,566	28,869
End of period	$33,425	$19,115

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,291	$7,322
Cash paid during the period for income taxes	15	72

Supplemental schedule of noncash investing and financing activities:
Flooring debt assumed in connection with acquisitions	$—	$12,359
Flooring debt paid by purchaser in connection with dealership disposals	4,713	—

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.  Basis of Presentation

The financial information included herein as of March 31, 2006 and December 31, 2005 and for the three-month periods ended March 31, 2006 and 2005 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited balance sheets at March 31, 2006 and December 31, 2005 reflect restated balances as a result of the restatement described in Note 2 and, therefore, the previously issued audited financial statements as of and for the years ended December 31, 2005, 2004 and 2003 should not be relied upon. We are filing an amended Form 10-K for the year ended December 31, 2005 and amended Form 10-Qs for the first and second quarters of 2006. The income statement data for the three-month period ended March 31, 2006 is not necessarily indicative of the results that we may achieve for the full year.

Note 2. Restatement

We are restating our previously reported financial information for the first quarter of 2006 to correct an error in those financial statements relating to our derivative accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, we are restating for other errors that were previously deemed to be immaterial.

We account for our derivative financial instruments in accordance with SFAS No. 133 as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133” and SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities” (collectively, “the Standards”). The Standards require that all derivative instruments (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value, and that changes in the derivatives fair value be recognized currently in earnings unless specific hedge accounting criteria are met. From inception of the hedging program, we applied a method of cash flow hedge accounting under SFAS No. 133 to account for the interest rate swap transactions that allowed us to assume the effectiveness of such transactions (the so-called “short-cut” method). We recently concluded that the interest rate swap transactions did not qualify for the “short-cut” method in prior periods because of the prepayment clauses in the debt agreements. Furthermore, although management believes that the interest rate swaps would have qualified for hedge accounting under SFAS No. 133, hedge accounting under SFAS No. 133 is not allowed retrospectively because the hedge documentation required was not in place at the inception of the hedge. Eliminating the application of cash flow hedge accounting reverses the fair value adjustments that were made on our balance sheet in other comprehensive income into floorplan interest expense on our income statement.

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

•                  Income tax expense: We recorded an adjustment to accrued liabilities and income tax expense related to a tax contingency reserve.

The following tables detail the restatements (in thousands, except per share amounts):

	December 31, 2005
	As Originally Reported	Adjustments	As Restated
Accrued liabilities	$57,775	$(598)	$57,177
Accumulated other comprehensive income	3,316	(3,316)	—
Retained earnings	229,647	3,914	233,561
Total stockholders’ equity	459,633	598	460,231

	March 31, 2006
	As Originally Reported	Adjustments	As Restated
Accrued liabilities	$64,282	$(16)	$64,266
Additional paid in capital	3,520	2	3,522
Accumulated other comprehensive income	3,958	(3,958)	—
Retained earnings	236,619	3,972	240,591
Total stockholders’ equity	470,324	16	470,340

	Three Months Ended March 31, 2006
	As Originally Reported	Adjustments	As Restated
Floorplan interest expense	$6,615	$(1,021)	$5,594
Other income, net	427	1	428
Income tax expense	5,870	962	6,832
Net income	9,308	60	9,368
Basic net income per share	0.48	—	0.48
Diluted net income per share	0.44	0.01	0.45

	Three Months Ended March 31, 2005
	As Originally Reported	Adjustments	As Restated
Cost of sales	$541,694	$99	$541,793
Floorplan interest expense	5,102	(3,334)	1,768
Other income, net	285	(1)	284
Income tax expense	6,614	1,278	7,892
Net income	9,990	1,956	11,946
Basic net income per share	0.52	0.11	0.63
Diluted net income per share	0.48	0.09	0.57

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

Note 4.  Earnings Per Share

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	2006 (Restated)			2005 (Restated)
Three Months Ended March 31,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$10,689	19,426	$0.55	$12,432	19,060	$0.65
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	493	2,255	(0.03)	468	2,255	(0.05)
Stock options and unvested restricted stock	—	385	(0.01)	—	389	(0.01)
Diluted EPS
Income from continuing operations available to common stockholders	$11,182	22,066	$0.51	$12,900	21,704	$0.59

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		—			406

Note 5.  Acquisitions

We did not have any acquisitions in the first quarter of 2006.  Pro forma results of operations assuming all of the previously disclosed 2005 acquisitions occurred as of January 1, 2005 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2005
	(Restated)	(Restated)
Total revenues	$748,185	$700,501
Net income	9,368	12,122
Basic earnings per share	0.48	0.64
Diluted earnings per share	0.45	0.58

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

Disclosure of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense in prior periods was as follows (in thousands, except per share amounts):

Three Months Ended March 31,	2005
(Restated)
Net income, as reported	$11,946
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	46
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(721)
Net income, pro forma	$11,271
Basic net income per share:
As reported	$0.63
Pro forma	$0.59
Diluted net income per share:
As reported	$0.57
Pro forma	$0.54

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

Three Months Ended March 31,	2006	2005
Employee Stock Purchase Plan(1)
Risk-free interest rates	—	2.32%
Dividend yield	—	1.23%
Expected term	—	3 months
Volatility	—	28.18%
Discount for post vesting restrictions	—	0.0%

Option Plans
Risk-free interest rates(2)	4.77%	3.58% - 3.71%
Dividend yield(3)	1.51%	1.16% - 1.20%
Expected term(4)	4.7 - 5.3 years	5.4 years
Volatility(5)	35.31%	41.92% - 42.04%
Discount for post vesting restrictions	0.0%	0.0%

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

Note 9. Effective Tax Rate

Our effective tax rate was 39.0% in the first quarter of 2006 compared to 38.8% in the first quarter of 2005. Our tax rate in the first quarter of 2006 includes the effect of a reduction in our reserve for tax contingencies. We expect our effective tax rate to be in the 38% to 39% range for the remainder of 2006. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

Some of the statements in this Form 10-Q/A constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q/A involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our 2005 Form 10-K, which was filed with the Securities and Exchange Commission on March 8, 2006. These risk factors have not significantly changed since the filing of the 2005 Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We are restating our previously reported financial information the quarters ended March 31, 2006 and 2005 to correct an error in those financial statements relating to our derivative accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, we are restating for other errors that were previously deemed to be immaterial.

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

Results of Continuing Operations

Certain revenue, gross profit margin and gross profit information by product line was as follows:

Three Months Ended March 31, 2006	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	57.2%	7.9%	26.0%
Used vehicle(1)	27.9	13.7	21.8
Finance and insurance(2)	3.7	100.0	21.1
Service, body and parts	11.0	48.8	30.8
Fleet and other	0.2	31.8	0.3

Three Months Ended March 31, 2005 (Restated)	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	54.6%	8.1%	24.9%
Used vehicle(1)	29.9	13.6	23.0
Finance and insurance(2)	3.7	100.0	21.0
Service, body and parts	11.3	48.6	30.8
Fleet and other	0.5	11.9	0.3

(1)          Includes retail and wholesale used vehicles.

(2)          Reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2006(1)	2005(1)
	(Restated)	(Restated)
Revenues:
New vehicle	57.2%	54.6%
Used vehicle	27.9	29.9
Finance and insurance	3.7	3.7
Service, body and parts	11.0	11.3
Fleet and other	0.2	0.5
Total revenues	100.0%	100.0%
Gross profit	17.5	17.8
Selling, general and administrative expenses	13.5	13.5
Depreciation and amortization	0.5	0.5
Income from operations	3.5	3.7
Floorplan interest expense	0.7	0.3
Other interest expense	0.4	0.4
Other income, net	(0.1)	—
Income from continuing operations before taxes	2.3	3.1
Income tax expense	0.9	1.2
Income from continuing operations	1.4%	1.9%

(1)  The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the first quarter of 2006 compared to the first quarter of 2005:

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2006	2005	(Decrease)	(Decrease)
	(Restated)	(Restated)
Revenues:
New vehicle	$427,750	$359,619	$68,131	18.9%
Used vehicle	209,078	197,322	11,756	6.0
Finance and insurance	27,554	24,616	2,938	11.9
Service, body and parts	82,473	74,265	8,208	11.1
Fleet and other	1,330	3,104	(1,774)	(57.2)
Total revenues	748,185	658,926	89,259	13.5
Cost of sales	617,404	541,793	75,611	14.0
Gross profit	130,781	117,133	13,648	11.7
Selling, general and administrative	100,717	89,132	11,585	13.0
Depreciation and amortization	4,046	3,388	658	19.4
Income from operations	26,018	24,613	1,405	5.7
Floorplan interest expense	(5,594)	(1,768)	3,826	216.4
Other interest expense	(3,331)	(2,805)	526	18.8
Other income, net	428	284	144	50.7
Income from continuing operations before taxes	17,521	20,324	(2,803)	(13.8)
Income tax expense	6,832	7,892	(1,060)	(13.4)
Income from continuing operations	$10,689	$12,432	$(1,743)	(14.0)%

	Three Months Ended March 31,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
New units sold	15,241	12,864	2,377	18.5%
Average selling price per new vehicle	$28,066	$27,955	$111	0.4

Used units sold	16,291	16,364	(73)	(0.4)
Average selling price per used vehicle	$12,834	$12,058	$776	6.4

Finance and insurance sales per retail unit	$1,060	$1,039	$21	2.0

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

Gross Profit

Gross profit increased $13.6 million in the first quarter of 2006 compared to the first quarter of 2005 due to increased total revenues, partially offset by a decrease in our overall gross profit margin. Our gross profit margins by business lines were as follows:

	Three Months Ended March 31,		Basis Point
	2006	2005	Change
		(Restated)
New vehicle	7.9%	8.1%	(20)	bp*
Retail used vehicle	15.4	15.4	—
Wholesale used vehicle	5.1	4.4	70
Finance and insurance	100.0	100.0	—
Service, body and parts	48.8	48.6	20
Overall	17.5	17.8	(30)

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

Income from Operations

Operating margins decreased by 20 basis points in the first quarter of 2006 to 3.5% from 3.7% in the first quarter of 2005. The decrease was due primarily to the lower gross profit margin as discussed above.

Floorplan Interest Expense

Floorplan interest expense increased $3.8 million in the first quarter of 2006 compared to the first quarter of 2005. Increases in the average interest rates on our floorplan facilities resulted in an increase to floorplan interest expense of $1.9 million and an increase in our average outstanding balance on these facilities of $62.0 million contributed $0.6 million to the increase. In addition, we had an increase of $1.3 million related to our interest rate swaps.

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

Income Tax Expense

Our effective tax rate was 39.0% in the first quarter of 2006 compared to 38.8% in the first quarter of 2005. Our tax rate in the first quarter of 2006 includes the effect of a reduction in our reserve for tax contingencies. We expect our effective tax rate to be in the 38% to 39% range for the remainder of 2006. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue decreased in the first quarter of 2006 compared to the first quarter of 2005 as a result of the decreased gross profit margins and increased interest expense as discussed above.

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

Our earnings to fixed charge coverage ratio, as defined in the senior subordinated convertible notes, was 2.60 for the quarter ended March 31, 2006.

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

Item 4.  Controls and Procedures

Background

As disclosed in Amendment No. 1 to our Form 10-K, we have restated our previously issued consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 to correct an error in those financial statements relating to our derivative accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  Also, as discussed in Note 2 to the consolidated financial statements (included in Item 1), we are restating our previously reported financial information as of and for the quarters ended March 31, 2006, and 2005 to correct an error in those financial statements relating to our derivative accounting under SFAS No. 133.

During the third quarter of 2006, we, in consultation with our independent registered public accounting firm, identified that our application of, and documentation related to, the “short-cut” method under SFAS No. 133, for our derivative instruments was incorrect. From inception of the hedging program, we applied a method of cash flow hedge accounting under SFAS No. 133 to account for the interest rate swap transactions that allowed us to assume the effectiveness of such transactions.  We have determined that the prepayment clauses in the debt agreements, which had not been identified by us or by our accounting experts at implementation, disqualified us from being able to avoid periodic testing of effectiveness under SFAS no. 133.  We are not permitted to retroactively apply an appropriate method of qualifying for hedge accounting treatment for these instruments and, as a result, the changes in the fair value of these derivative instruments during their term will be reflected as a net non-cash gain/loss in flooring interest expense rather than in other comprehensive income in the balance sheet. Following our discovery of the errors in the application and documentation of hedge accounting under SFAS No. 133, we initiated a comprehensive review of all of our determinations and documentation related to hedge accounting under the “short cut” method for our interest rate swaps, as well as our related processes and procedures.

Disclosure Controls and Procedures

We initially evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer. Based

on that evaluation, our Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures were effective as of March 31, 2006.

In connection with the aforementioned restatement of financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures  and concluded that our disclosure controls and procedures were not effective as of March 31, 2006 due to a material weakness in internal control over financial reporting with respect to hedge accounting for interest rate swaps.

Remediation of Material Weakness

To remediate the material weakness described above and enhance our internal control over financial reporting, subsequent to the filing of this Form 10-Q/A, management will implement the following changes:

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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