Form 10-Q/A
period 2006-06-30
LITHIA MOTORS INC
filed 2006-12-18
CIK 1023128

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends our quarterly report on Form 10-Q for the quarter ended June 30, 2006, which was filed on August 9, 2006.

The amendment is a result of the restatement of our unaudited consolidated financial statements for quarters ended June 30, 2006 and 2005.

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

We have amended each item of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 that has been affected by the restatement. This Amendment No. 1 does not reflect events occurring after the August 9, 2006 filing of our Form 10-Q or modify or update the disclosures set forth therein in any way, except as required to reflect the effects of the restatement.

We have reassessed our disclosure controls and procedures as shown in Item 4 related to the material weakness in our internal control over financial reporting with respect to accounting for derivative instruments and the application of hedge accounting under the “short cut” method.

LITHIA MOTORS, INC.

FORM 10-Q/A

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30,	December 31,
	2006	2005
	(Restated)	(Restated)
Assets
Current Assets:
Cash and cash equivalents	$23,435	$48,566
Contracts in transit	52,599	52,453
Trade receivables, net of allowance for doubtful accounts of $407 and $406	61,313	53,990
Inventories, net	881,990	606,047
Vehicles leased to others, current portion	7,028	6,296
Prepaid expenses and other	6,029	8,800
Deferred income taxes	—	685
Assets held for sale	—	27,411
Total Current Assets	1,032,394	804,248

Land and buildings, net of accumulated depreciation of $13,562 and $11,358	282,032	255,372
Equipment and other, net of accumulated depreciation of $35,815 and $31,622	84,008	77,805
Goodwill	276,731	260,899
Other intangible assets, net of accumulated amortization of $107 and $89	57,210	50,247
Other non-current assets	7,614	4,143
Total Assets	$1,739,989	$1,452,714

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$695,937	$476,322
Floorplan notes payable: non-trade	67,144	54,130
Current maturities of long-term debt	7,587	6,868
Trade payables	33,898	30,917
Accrued liabilities	65,455	57,177
Deferred income taxes	481	—
Liabilities held for sale	—	22,388
Total Current Liabilities	870,502	647,802

Used vehicle flooring facility	18,000	—
Real estate debt, less current maturities	168,508	154,046
Other long-term debt, less current maturities	142,609	136,505
Other long-term liabilities	11,273	10,440
Deferred income taxes	46,471	43,690
Total Liabilities	1,257,363	992,483

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,855 and 15,629	227,797	224,775
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	4,232	2,559
Unearned compensation	—	(1,132)
Retained earnings	250,129	233,561
Total Stockholders' Equity	482,626	460,231
Total Liabilities and Stockholders' Equity	$1,739,989	$1,452,714

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except  per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
New vehicle sales	$496,121	$438,375	$923,871	$797,994
Used vehicle sales	230,909	200,769	439,987	398,091
Finance and insurance	32,776	27,204	60,330	51,820
Service, body and parts	85,736	75,417	168,209	149,682
Fleet and other	939	9,064	2,269	12,168
Total revenues	846,481	750,829	1,594,666	1,409,755
Cost of sales	702,256	623,817	1,319,660	1,165,610
Gross profit	144,225	127,012	275,006	244,145
Selling, general and administrative	107,536	93,323	208,253	182,455
Depreciation - buildings	1,114	886	2,204	1,714
Depreciation and amortization - other	3,098	2,520	6,054	5,080
Income from operations	32,477	30,283	58,495	54,896
Other income (expense):
Floorplan interest expense	(8,502)	(7,865)	(14,096)	(9,633)
Other interest expense	(3,641)	(3,036)	(6,972)	(5,841)
Other income, net	314	247	742	531
	(11,829)	(10,654)	(20,326)	(14,943)
Income from continuing operations before income taxes	20,648	19,629	38,169	39,953
Income taxes	(8,706)	(7,781)	(15,538)	(15,673)
Income before discontinued operations	11,942	11,848	22,631	24,280
Loss from discontinued operations, net of income tax benefit of $153, $285, $882 and $592	(51)	(430)	(1,372)	(916)
Net income	$11,891	$11,418	$21,259	$23,364

Basic income per share from continuing operations	$0.61	$0.62	$1.16	$1.27
Basic loss per share from discontinued operations	—	(0.02)	(0.07)	(0.05)
Basic net income per share	$0.61	$0.60	$1.09	$1.22

Shares used in basic per share calculations	19,501	19,142	19,464	19,085

Diluted income per share from continuing operations	$0.56	$0.57	$1.07	$1.16
Diluted loss per share from discontinued operations	—	(0.02)	(0.07)	(0.04)
Diluted net income per share	$0.56	$0.55	$1.00	$1.12

Shares used in diluted per share calculations	22,150	21,749	22,109	21,710

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2006	2005
	(Restated)	(Restated)
Cash flows from operating activities:
Net income	$21,259	$23,364
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,258	6,794
Depreciation and amortization of discontinued operations	—	155
Stock-based compensation	1,692	278
Loss on sale of assets	85	224
Gain on sale of franchise	—	(44)
Deferred income taxes	3,771	1,527
Excess tax benefits from share-based payment arrangements	(366)	—
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(7,188)	(10,191)
Contracts in transit	(146)	(11,745)
Inventories	(250,019)	(103,530)
Vehicles leased to others	(1,341)	(498)
Prepaid expenses and other	2,821	1,057
Other non-current assets	(3,471)	745
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	197,517	85,638
Trade payables	2,943	3,267
Accrued liabilities	8,514	5,501
Other long-term liabilities and deferred revenue	832	49
Net cash provided by (used in) operating activities	(14,839)	2,591

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(8,962)	(12,769)
Financeable	(23,175)	(13,797)
Proceeds from sale of assets	302	258
Cash paid for acquisitions, net of cash acquired	(28,015)	(26,007)
Proceeds from sale of dealerships	3,926	6,577
Net cash used in investing activities	(55,924)	(45,738)

Cash flows from financing activities:
Floorplan notes payable: non-trade	13,014	3,629
Net borrowings (repayments) on lines of credit	18,000	29,314
Principal payments on long-term debt and capital leases	(4,548)	(3,757)
Proceeds from issuance of long-term debt	19,723	13,334
Repurchase of common stock	—	(9)
Proceeds from issuance of common stock	3,768	4,322
Excess tax benefits from share-based payment arrangements	366	—
Dividends paid	(4,691)	(3,064)
Net cash provided by financing activities	45,632	43,769

Increase (decrease) in cash and cash equivalents	(25,131)	622

Cash and cash equivalents:
Beginning of period	48,566	28,869
End of period	$23,435	$29,491

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,081	$17,253
Cash paid during the period for income taxes	7,029	6,207

Supplemental schedule of non-cash investing and financing activities:
Debt issued in connection with acquisitions	$6,111	$—
Flooring debt assumed in connection with acquisitions	25,857	23,352
Flooring debt paid by purchaser in connection with dealership disposals	4,713	—

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information included herein as of June 30, 2006 and December 31, 2005 and for the three and six-month periods ended June 30, 2006 and 2005 is unaudited; however, such information reflects all adjustments, consisting only of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The unaudited balance sheets at June 30, 2006 and December 31, 2005 reflect restated balances as a result of the restatement described in Note 2 and, therefore, the previously issued audited financial statements as of and for the years ended December 31, 2005, 2004 and 2003 should not be relied upon. We are filing an amended Form 10-K for the year ended December 31, 2005 and amended Form 10-Qs for the first and second quarters of 2006. The income statement data for the six-month period ended June 30, 2006 is not necessarily indicative of the results that we may achieve for the full year.

Note 2. Restatement

We are restating our previously reported financial information for the second quarter of 2006 to correct an error in those financial statements relating to our derivative accounting under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, we are restating for other errors that were previously deemed to be immaterial.

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

•                  Income tax expense:  We recorded an adjustment to accrued liabilities and income tax expense related to a tax contingency reserve.

The following tables detail the restatements (in thousands, except per share amounts):

	December 31, 2005
	As Originally Reported	Adjustments	As Restated
Accrued liabilities	$57,775	$(598)	$57,177
Accumulated other comprehensive income	3,316	(3,316)	—
Retained earnings	229,647	3,914	233,561
Total stockholders’ equity	459,633	598	460,231

	June 30, 2006
	As Originally Reported	Adjustments	As Restated
Accrued liabilities	$65,431	$24	$65,455
Other long-term liabilities	11,272	1	11,273
Additional paid in capital	4,226	6	4,232
Accumulated other comprehensive income	4,223	(4,223)	-
Retained earnings	245,937	4,192	250,129
Total stockholders’ equity	482,651	(25)	482,626

	Three Months Ended June 30, 2006
	As Originally Reported	Adjustments	As Restated
Floorplan interest expense	$8,931	$(429)	$8,502
Other income, net	315	(1)	314
Income tax expense	8,503	203	8,706
Loss from discontinued operations	50	1	51
Net income	11,667	224	11,891
Basic net income per share	0.60	0.01	0.61
Diluted net income per share	0.55	0.01	0.56

	Three Months Ended June 30, 2005
	As Originally Reported	Adjustments	As Restated
Cost of sales	$623,584	$233	$623,817
Floorplan interest expense	6,000	1,865	7,865
Income tax expense	8,622	(841)	7,781
Net income	12,675	(1,257)	11,418
Basic net income per share	0.66	(0.06)	0.60
Diluted net income per share	0.60	(0.05)	0.55

	Six Months Ended June 30, 2006
	As Originally Reported	Adjustments	As Restated
Floorplan interest expense	$15,546	$(1,450)	$14,096
Income tax expense	14,373	1,165	15,538
Loss from discontinued operations	1,371	1	1,372
Net income	20,975	284	21,259
Basic net income per share	1.08	0.01	1.09
Diluted net income per share	0.99	0.01	1.00

	Six Months Ended June 30, 2005
	As Originally Reported	Adjustments	As Restated
Cost of sales	$1,165,278	$332	$1,165,610
Floorplan interest expense	11,102	(1,469)	9,633
Other income, net	532	(1)	531
Income tax expense	15,236	437	15,673
Net income	22,665	699	23,364
Basic net income per share	1.19	0.03	1.22
Diluted net income per share	1.09	0.03	1.12

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

	2006 (Restated)			2005 (Restated)
Three Months Ended June 30,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$11,942	19,501	$0.61	$11,848	19,142	$0.62
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	438	2,255	(0.04)	459	2,255	(0.04)
Stock options and unvested restricted stock	—	394	(0.01)	—	352	(0.01)
Diluted EPS
Income from continuing operations available to common stockholders	$12,380	22,150	$0.56	$12,307	21,749	$0.57

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		—			392

	2006 (Restated)			2005 (Restated)
Six Months Ended June 30,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$22,631	19,464	$1.16	$24,280	19,085	$1.27
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	931	2,255	(0.07)	927	2,255	(0.09)
Stock options and unvested restricted stock	—	390	(0.02)	—	370	(0.02)
Diluted EPS
Income from continuing operations available to common stockholders	$23,562	22,109	$1.07	$25,207	21,710	$1.16

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		—			392

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Total revenues	$867,904	$825,632	$1,651,456	$1,562,101
Net income	12,158	12,022	21,587	24,382
Basic earnings per share	0.62	0.63	1.11	1.28
-Diluted earnings per share	0.57	0.57	1.02	1.17

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

Disclosure of net income and earnings per share as if the method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense in prior periods was as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(Restated)	(Restated)
Net income, as reported	$11,418	$23,364
Add – Stock-based employee compensation expense included in reported net income, net of related tax effects	123	169
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(781)	(1,503)
Net income, pro forma	$10,760	$22,030
Basic net income per share:
As reported	$0.60	$1.22
Pro forma	$0.56	$1.15
Diluted net income per share:
As reported	$0.55	$1.12
Pro forma	$0.52	$1.06

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

The following reconciles what certain operating results would have been without the effects of applying SFAS No. 123R in the three and six-month periods ended June 30, 2006 (in thousands, except per share amounts):

	Three Months Ended June 30, 2006		Six Months Ended June 30, 2006
	As Reported	Pro Forma without effects of applying SFAS No. 123R	As Reported	Pro Forma without effects of applying SFAS No. 123R
	(Restated)		(Restated)
Income from continuing operations before income taxes	$20,648	$21,537	$38,169	$39,621
Net income	11,891	12,658	21,259	22,576
Cash flow from operating activities	n/a	n/a	(14,839)	(14,473)
Cash flow from financing activities	n/a	n/a	45,632	45,266
Basic earnings per share	0.61	0.65	1.09	1.16
Diluted earnings per share	0.56	0.59	1.00	1.06

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

During the first six months of 2006, we disposed of two of our dealerships that were held for sale at December 31, 2005 and, at June 30, 2006, no dealerships remained available for sale. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$2,642	$12,235	$11,248	$27,920
Pre-tax loss	(204)	(715)	(2,254)	(1,544)
Gain on disposal of discontinued operations, net of tax	—	—	—	36
Amount of goodwill and other intangible assets disposed of	1,606	4,406	3,552	4,406

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

Overview

We are restating our previously reported financial information the quarters ended June 30, 2006 and 2005 to correct an error in those financial statements relating to our derivative accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In addition, we are restating for other errors that were previously deemed to be immaterial.

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

Results of Continuing Operations

Certain revenue, gross profit margin and gross profit information by product line was as follows:

Three Months Ended June 30, 2006	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.6%	7.3%	25.1%
Used vehicle(1)	27.3	13.7	22.0
Finance and insurance(2)	3.9	100.0	22.7
Service, body and parts	10.1	50.3	29.9
Fleet and other	0.1	45.4	0.3

Three Months Ended June 30, 2005 (Restated)	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.4%	7.8%	27.1%
Used vehicle(1)	26.8	13.8	21.9
Finance and insurance(2)	3.6	100.0	21.4
Service, body and parts	10.0	49.3	29.3
Fleet and other	1.2	4.7	0.3

Six Months Ended June 30, 2006	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	57.9%	7.6%	25.5%
Used vehicle(1)	27.7	13.7	22.0
Finance and insurance(2)	3.8	100.0	21.9
Service, body and parts	10.5	49.6	30.3
Fleet and other	0.1	37.4	0.3

Six Months Ended June 30, 2005 (Restated)	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	56.6%	8.0%	26.1%
Used vehicle(1)	28.2	13.7	22.4
Finance and insurance(2)	3.7	100.0	21.2
Service, body and parts	10.6	49.0	30.0
Fleet and other	0.9	6.5	0.3

(1)          Includes retail and wholesale used vehicles.

(2)          Reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006(1)	2005(1)	2006(1)	2005(1)
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
New vehicle	58.6%	58.4%	57.9%	56.6%
Used vehicle	27.3	26.8	27.7	28.2
Finance and insurance	3.9	3.6	3.8	3.7
Service, body and parts	10.1	10.0	10.5	10.6
Fleet and other	0.1	1.2	0.1	0.9
Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	17.0	16.9	17.2	17.3
Selling, general and administrative expenses	12.7	12.4	13.1	12.9
Depreciation and amortization	0.5	0.4	0.5	0.5
Income from operations	3.8	4.0	3.7	3.9
Floorplan interest expense	1.0	1.0	0.9	0.7
Other interest expense	0.4	0.4	0.4	0.4
Other income, net	0.0	0.0	0.0	0.0
Income from continuing operations before taxes	2.4	2.6	2.4	2.8
Income tax expense	1.0	1.0	1.0	1.1
Income from continuing operations	1.4%	1.6%	1.4%	1.7%

(1)  The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the three and six-month periods ended June 30, 2006 compared to the three and six-month periods ended June 30, 2005:

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2006	2005	(Decrease)	(Decrease)
	(Restated)	(Restated)
Revenues:
New vehicle	$496,121	$438,375	$57,746	13.2%
Used vehicle	230,909	200,769	30,140	15.0
Finance and insurance	32,776	27,204	5,572	20.5
Service, body and parts	85,736	75,417	10,319	13.7
Fleet and other	939	9,064	(8,125)	(89.6)
Total revenues	846,481	750,829	95,652	12.7
Cost of sales	702,256	623,817	78,439	12.6
Gross profit	144,225	127,012	17,213	13.6
Selling, general and administrative	107,536	93,323	14,213	15.2
Depreciation and amortization	4,212	3,406	806	23.7
Income from operations	32,477	30,283	2,194	7.2
Floorplan interest expense	(8,502)	(7,865)	637	8.1
Other interest expense	(3,641)	(3,036)	605	19.9
Other income, net	314	247	67	27.1
Income from continuing operations before taxes	20,648	19,629	1,019	5.2
Income tax expense	8,706	7,781	925	11.9
Income from continuing operations	$11,942	$11,848	$94	0.8%

	Three Months Ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
New units sold	18,276	15,601	2,675	17.1%
Average selling price per new vehicle	$27,146	$28,099	$(953)	(3.4)

Used units sold	18,178	16,304	1,874	11.5
Average selling price per used vehicle	$12,703	$12,314	$389	3.2

Finance and insurance sales per retail unit	$1,088	$1,038	$50	4.8

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2006	2005	(Decrease)	(Decrease)
	(Restated)	(Restated)
Revenues:
New vehicle	$923,871	$797,994	$125,877	15.8%
Used vehicle	439,987	398,091	41,896	10.5
Finance and insurance	60,330	51,820	8,510	16.4
Service, body and parts	168,209	149,682	18,527	12.4
Fleet and other	2,269	12,168	(9,899)	(81.4)
Total revenues	1,594,666	1,409,755	184,911	13.1
Cost of sales	1,319,660	1,165,610	154,050	13.2
Gross profit	275,006	244,145	30,861	12.6
Selling, general and administrative	208,253	182,455	25,798	14.1
Depreciation and amortization	8,258	6,794	1,464	21.5
Income from operations	58,495	54,896	3,599	6.6
Floorplan interest expense	(14,096)	(9,633)	4,463	46.3
Other interest expense	(6,972)	(5,841)	1,131	19.4
Other income, net	742	531	211	39.7
Income from continuing operations before taxes	38,169	39,953	(1,784)	(4.5)
Income tax expense	15,538	15,673	(135)	(0.9)
Income from continuing operations	$22,631	$24,280	$(1,649)	(6.8)%

	Six Months Ended June 30,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
New units sold	33,517	28,465	5,052	17.7%
Average selling price per new vehicle	$27,564	$28,034	$(470)	(1.7)

Used units sold	34,469	32,668	1,801	5.5
Average selling price per used vehicle	$12,765	$12,186	$579	4.7

Finance and insurance sales per retail unit	$1,075	$1,039	$36	3.5

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

Gross Profit

Gross profit increased $17.2 million and $30.9 million, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005 due to increased total revenues. Our gross profit margins by business lines were as follows:

	Three Months Ended June 30,		Basis
	2006	2005	Point Change*
	(Restated)
New vehicle	7.3%	7.8%	(50	)bp
Retail used vehicle	15.8	15.9	(10)
Wholesale used vehicle	2.8	3.9	(110)
Finance and insurance	100.0	100.0	—
Service, body and parts	50.3	49.3	100
Overall	17.0	16.9	10

	Six Months Ended June 30,		Basis
	2006	2005	Point Change*
	(Restated)
New vehicle	7.6%	8.0%	(40	)bp
Retail used vehicle	15.6	15.7	(10)
Wholesale used vehicle	3.9	4.1	(20)
Finance and insurance	100.0	100.0	—
Service, body and parts	49.6	49.0	60
Overall	17.2	17.3	(10)

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

Income from Operations

Operating margins declined by 20 basis points in both the three and six-month periods ended June 30, 2006 to 3.8% and 3.7%, respectively, from 4.0% and 3.9%, respectively, in the comparable periods of 2005. The decreases were due primarily to the increased SG&A as discussed above.

Floorplan Interest Expense

Floorplan interest expense increased $0.6 million and $4.5 million, respectively, in the three and six-month periods ended June 30, 2006 compared to the same periods of 2005. Changes in the average outstanding balances of $128.8 million and $94.9 million, respectively, resulted in increases of $1.4 million and $2.0 million, respectively. In addition, increases in the average interest rate on our floorplan facilities resulted in increases of $2.5 million and $4.4 million, respectively. These increases were partially offset by decreases of $3.3 million and $1.9 million, respectively, related to our interest rate swaps.

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

Income Tax Expense

Our effective tax rate was 42.2% and 40.7%, respectively, in the three and six-month periods ended June 30, 2006 compared to 39.6% and 39.2%, respectively, in the comparable periods of 2005. Our tax rate in the six months ended June 30, 2006 included the effect of a discrete change in our tax reserves, which occurred in the first quarter of 2006. We expect our effective tax rate to be approximately 39% to 40% for the remainder of 2006. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located.

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

During the first six months of 2006, we disposed of two of our dealerships that were held for sale at December 31, 2005 and, at June 30, 2006, no dealerships remained available for sale. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue	$2,642	$12,235	$11,248	$27,920
Pre-tax loss	(204)	(715)	(2,254)	(1,544)
Gain on disposal of discontinued operations, net of tax	—	—	—	36
Amount of goodwill and other intangible assets disposed of	1,606	4,406	3,552	4,406

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

Our earnings to fixed charge coverage ratio, as defined in the senior subordinated convertible notes, was 2.5 for the quarter ended June 30, 2006.

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

Item 4.  Controls and Procedures

Background

As disclosed in Amendment No. 1 to our Form 10-K, we have restated our previously issued consolidated financial statements for the years ended December 31, 2005, 2004 and 2003 to correct an error in those financial statements relating to our derivative accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”).  Also, as discussed in Note 2 to the consolidated financial statements (included in Item 1), we are restating our previously reported financial information as of and for the quarters ended June 30, 2006 and 2005 to correct an error in those financial statements relating to our derivative accounting under SFAS No. 133.

During the third quarter of 2006, we, in consultation with our independent registered public accounting firm, identified that our application of, and documentation related to, the “short-cut” method under SFAS No. 133 for our derivative instruments was incorrect. From inception of the hedging program, we applied a method of cash flow hedge accounting under SFAS No. 133 to account for the interest rate swap transactions that allowed us to assume the effectiveness of such transactions.  We have determined that the prepayment clauses in the debt agreements, which had not been identified by us or by our accounting experts at implementation, disqualified us from being able to avoid periodic testing of effectiveness under SFAS no. 133.  We are not permitted to retroactively apply an appropriate method of qualifying for hedge accounting treatment for these instruments and, as a result, the changes in the fair value of these derivative instruments during their term will be reflected as a net non-cash gain/loss in flooring interest expense rather than in other comprehensive income in the balance sheet. Following our discovery of the errors in the application and documentation of hedge accounting under SFAS No. 133, we initiated a comprehensive review of all of our determinations and documentation related to hedge accounting under the “short cut” method for our interest rate swaps, as well as our related processes and procedures.

Disclosure Controls and Procedures

We initially evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer. Based

on that evaluation, our Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures were effective as of June 30, 2006.

In connection with the aforementioned restatement of financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2006 due to a material weakness in internal control over financial reporting with respect to hedge accounting for interest rate swaps.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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