Form 10-Q/A
period 2006-09-30
LITHIA MOTORS INC
filed 2006-12-18
CIK 1023128

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	15,791,486
Class B common stock without par value	3,762,231
(Class)	(Outstanding at November 7, 2006)

Explanatory Note

This report was initially filed on November 14, 2006 before our independent registered public accounting firm was able to complete its review of our interim financial statements for the quarterly periods ended September 30, 2006 and 2005.  The sole changes to this form 10-Q/A are to eliminate references to the lack of independent registered public accounting firm review from the Explanatory Note and the certifications pursuant to Section 9-06 of the Sarbanes-Oxley Act of 2002 and to restate our Controls and Procedures contained in Item 4 of this report.

LITHIA MOTORS, INC.

FORM 10-Q

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

Disclosure Controls and Procedures

We initially evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures were effective as of September 30, 2006.

In connection with the aforementioned restatement of financial statements, under the direction of our Chief Executive Officer and Chief Financial Officer, we reevaluated our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of September 30, 2006 due to a material weakness in internal control over financial reporting with respect to hedge accounting for interest rate swaps.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the above evaluation that occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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