Form 10-K
period 2006-12-31
LITHIA MOTORS INC
filed 2007-03-09
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.  20549

FORM 10-K

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2006

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $467,158,129, computed by reference to the last sales price ($30.32) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2006).

The number of shares outstanding of the Registrant’s common stock as of March 6, 2007 was: Class A: 15,855,801 shares and Class B: 3,762,231 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2007 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.
2006 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

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

Where You Can Find More Information

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet Web site at http://www.sec.gov where you can obtain some of our SEC filings. We also make available, free of charge on our website at www.lithia.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting Investor Relations at 541-776-6591.

Compliance with Section 303A of the NYSE Listed Company Manual

As required by the NYSE Corporate Governance Standards, we filed the appropriate certifications with NYSE in 2006 confirming that our CEO is not aware of any violations of the NYSE Corporate Governance Standards and we also filed with the SEC in 2006 the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of March 6, 2007, we offered 30 brands of new vehicles through 193 franchises in 108 stores in the Western United States and over the Internet. As of December 31, 2006 we operated 16 stores in Oregon, 15 in California, 14 in Texas, 12 in Washington, 8 in Iowa, 7 in Idaho, 7 in Colorado, 7 in Alaska, 7 in Montana, 6 in Nevada, 3 in Nebraska, 2 in South Dakota, 2 in North Dakota, 1 in New Mexico and 1 in Wisconsin. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

We currently achieve gross profit margins above industry averages by selling a higher ratio of retail used vehicles to new vehicles and by arranging finance and extended warranty contracts for a greater percentage of our customers than the industry on average. In 2006, we achieved a gross profit margin of 17.0%.

We were founded in 1946 and incorporated in 1968. Our two senior executives have managed the company for more than 35 years. Since our initial public offering in 1996, we have grown from 5 to 108 stores as of March 6, 2007, primarily through an aggressive acquisition program that has been accretive to our earnings, increasing annual revenues from $143 million in 1996 to $3.2 billion in 2006. In addition, since our initial public offering through December 31, 2006, we have achieved compound annual growth rates of 36% per year for revenues, 32% per year for net income from continuing operations and 15% per year for earnings per share, together with a 3% average annual same store sales increase.

The Industry

At approximately $1.0 trillion in annual sales, automotive retailing is the largest retail trade sector in the United States and comprises roughly 10% of the GDP. The industry is highly fragmented with the 100 largest automotive retailers generating approximately 17% of total industry revenues in 2005. The number of franchised stores in the U.S. has declined in the last 10 years from approximately 22,427 stores in 1997 to approximately 22,089 in 2006. The average price of a new vehicle sold in the past ten years increased 18.8% from $18,542 in 1996 to $22,021 in 2005. In addition to these new vehicle outlets, used vehicles are sold by approximately 53,000 independent used vehicle dealers and through casual (person to person) transactions. New vehicles can only be sold through automotive retail stores franchised by automotive manufacturers. These franchise stores have designated trade territories under state franchise law protection, which limits the number of new stores that can be opened in any given area.

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

U.S. new vehicle sales were 16.6 million units in 2006 compared to 17.0 million units in 2005. Although manufacturer incentives were lower in 2006 than in 2005, we expect that manufacturers will continue to offer incentives on new vehicle sales during 2007 through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers. To complement the manufacturers’ incentive strategy, we employ a volume-based strategy for our new vehicle sales. New vehicle sales usually decline during a weak economy; however, the higher margin service and parts business typically benefits in the same environment, particularly if extended, because consumers tend to keep their vehicles longer. Strong sales of new vehicles in recent years have provided a population of vehicles for future service and parts revenues. Automotive retailers benefit from their designation as an exclusive warranty and recall service provider of a manufacturer. For the typical manufacturer’s warranty, this provides an automotive retailer with a period of at least 3 years of repeat business for service covered by warranty. Extended warranties can add two or more years to this repeat servicing period.

Profitability amongst automotive retailers will vary and depends in part on local economic conditions, competition and product mix, effective management of inventory, marketing, quality control and responsiveness to customers. In the industry, new vehicles sales typically account for an estimated 60% of a store’s revenues, used vehicles sales typically account for approximately 28% of revenues and the remaining 12% is typically derived from service and parts sales. Finance and insurance sales are included in the new and used vehicle sales numbers. Industry gross profit margins were 13.3% in 2005.  Our gross profit margin was 17.0% and 17.2% in 2006 and 2005, respectively.

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

The following tables set forth information about our stores as of December 31, 2006:

State	Number of Stores	Number of Franchises	Percent of Annualized 2006 Revenue
Texas	14	23	17%
Oregon	16	30	16
California	15	28	15
Washington	12	18	11
Idaho	7	14	8
Colorado	7	12	6
Alaska	7	10	5
Montana	7	13	5
Nevada	6	10	5
Iowa	4	7	3
Nebraska	3	5	3
South Dakota	2	2	2
North Dakota	2	9	2
New Mexico	1	3	1
Wisconsin	1	3	1
Total	104	187	100%

New Vehicle Sales

In 2006, we sold 28 domestic and imported brands ranging from economy to luxury cars, sport utility vehicles, minivans and light trucks.

Manufacturer	Percent of Total Revenue	Percent of New Vehicle Sales in 2006
DaimlerChrysler (Chrysler, Dodge, Jeep)	24.0%	41.0%
General Motors (GMC, Chevrolet, Buick, Saturn, Cadillac, Hummer)	11.2	19.4
Toyota, Scion	6.3	10.9
Ford (Ford, Lincoln, Mercury)	4.2	7.3
Honda	2.6	4.5
BMW	2.4	4.1
Hyundai	1.7	3.0
Nissan	1.7	2.9
Subaru	1.5	2.7
Volkswagen, Audi	1.0	1.6
Mercedes	0.8	1.3
Mazda	0.3	0.6
Suzuki	0.3	0.5
Saab	*	0.1
Porsche	*	0.1
Kia	*	*
Isuzu	*	*
	58.0%	100.0%

* Less than 0.1%

Our unit and dollar sales of new vehicles from continuing operations were as follows:

	Year Ended December 31,
	2006	2005	2004	2003	2002
New vehicle units	66,224	58,372	53,169	51,258	45,551
New vehicle sales (in thousands)	$1,841,463	$1,631,316	$1,495,442	$1,374,359	$1,186,846
Average selling price	$27,807	$27,947	$28,126	$26,813	$26,055

The year over year average new vehicle sales price decreased by $140 to $27,807 in 2006 due primarily to our strategy of selling volume and driving same store sales growth in the year, as well as a mix shift away from higher-priced trucks and SUVs.

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

We post the manufacturer’s suggested retail price (“MSRP”) on every vehicle, as required by law. We negotiate the final sales price of a new vehicle individually with the customer. We sell many of our higher volume vehicles under our “Promo Price” program. This program markets vehicles at a more affordable price that is significantly less than MSRP.

In 2006, we implemented several initiatives that we expect will improve our operations in future periods. Such initiatives included the following:

•                  A Customer Centric Sales Process, which will help leverage the benefits of our Lithia Store Management System (“LSMS”) which allows us to track advertising and increase the productivity of the sales staff by providing daily work plans and focused training. Under this program, showrooms will have interactive personal computers, which will allow the salesperson to quickly and efficiently enter data and interact with the customer to speed up the sales process;

•                  A Finance and Insurance (“F&I”) Certification Program for our F&I managers;

•                  Improved functionality of our centralized inventory control and procurement process;

•                  An Internet initiative, which involves developing a centralized department that will be staffed with brand specialists capable of communicating with customers by phone or live chat;

•                  IT initiatives related to automating our offices, centralizing certain office functions and establishing independent used vehicle operations;

•                  An Assured Used Vehicle program and an independent used vehicle strategy. We began the Assured Used Vehicle program in the Tri-Cities, Abilene and Reno markets during the second quarter of 2006. We expect to have our first independent used vehicle outlet operating by late summer of 2007; and

•                  Used Vehicle First Look Technology has been fully integrated across the entire network of stores. We continue to train and optimize the usage of this technology in our stores. The First Look Technology provides a Trade Analyzer, Inventory Management Center, Purchasing Center, Redistribution Center and other functions that will help improve our used vehicle operations over time.

Used Vehicle Sales

At each new vehicle store, we also sell used vehicles. Used vehicle sales are an important part of our overall profitability. In 2006, retail used vehicle sales generated a gross profit margin of 14.9% compared with a gross profit margin of 7.7% for new vehicle sales.

Since the beginning of 2002, the used vehicle market has been negatively impacted by strong competition from the new vehicle market, with heavy manufacturer incentives in the form of cash rebates, discounted pricing and low interest financing. This trend continued in 2006 and, with the focus on new vehicle sales, same store used vehicle sales only increased by 0.6% in 2006 compared to 2005.

We implemented a number of procedures in the used vehicle business, which have lead to industry leading used vehicle margins and that we expect will continue to generate positive results for this important business line:

•                  We conduct our own local used vehicle auctions in select markets and manage the disposal of used vehicles at larger auctions. The process is centralized and controlled at the management level; and

•                  We are implementing an Assured Used Vehicle strategy (the “Assured Program”) in many of our stores. The Assured Program sales process is about selling vehicles at a “low-haggle” price very similar to our “Promo-pricing” strategy on new vehicles. The Assured Program also provides a 60-day/3,000 mile “if it breaks, we fix it at no cost” limited warranty on all used vehicles. Each vehicle receives a rigorous 160-point inspection, extensive detailing and reconditioning and a vehicle history report. The Assured Program allows all customers to return the vehicle within 3 days or 500 miles of the purchase. The customer can exit the deal and receive their trade-in back, at no cost to the customer and with no questions asked.

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

In 2006, we sold approximately 1.04 used vehicles (retail and wholesale combined) for every retail new vehicle sold.

In addition to selling late model used cars, as do other new vehicle dealers, our stores emphasize sales of used vehicles three to seven years old. These vehicles sell for lower prices, but normally generate greater margins. We believe that selling a larger number of used vehicles makes us less susceptible to the effects of changes in the volume of new vehicle sales that result from economic conditions.

We acquire most of our used vehicles through customer trade-ins, but we also buy them at “closed” auctions, attended only by new vehicle automotive retailers with franchises for the brands offered. These auctions offer off-lease, rental and fleet vehicles. We also buy used vehicles at “open” auctions of repossessed vehicles and vehicles being sold by other automotive retailers.

In addition to selling used vehicles to retail customers, we wholesale to other automotive retailers and to wholesalers used vehicles that are in poor condition and vehicles that have not sold promptly.

Our used vehicle sales from continuing operations were as follows:

	Year Ended December 31,
	2006	2005	2004	2003	2002
Retail used vehicle units.	43,424	42,831	40,312	40,389	40,198
Retail used vehicle sales (in thousands)	$707,378	$666,627	$609,692	$589,262	$586,753
Average selling price	$16,290	$15,564	$15,124	$14,590	$14,597

Wholesale used vehicle units	25,282	23,608	21,905	25,181	24,135
Wholesale used vehicle sales (in thousands)	$155,019	$138,821	$116,852	$119,159	$119,590
Average selling price.	$6,132	$5,880	$5,334	$4,732	$4,955

Total used vehicle units	68,706	66,439	62,217	65,570	64,333
Total used vehicle sales (in thousands)	$862,397	$805,448	$726,544	$708,421	$706,343
Average selling price.	$12,552	$12,123	$11,678	$10,804	$10,979

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

In 2006, we provided financing or other insurance products for 77% of our new vehicle sales and 76% of our retail used vehicle sales. Our average finance and insurance revenue per retail vehicle totaled $1,094 in 2006.

We earn a portion of the financing charge by discounting each finance contract we write and subsequently sell to a lender. We normally arrange financing for customers by selling the contracts to outside sources on a non-recourse basis to avoid the risk of default. During 2006, we did not directly finance any of our vehicle sales.

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

Service, Body and Parts

Our automotive service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service primarily for the new vehicle brands sold by our stores, but we also service other vehicles. In 2006, our service, body and parts operations generated $343.7 million in revenues, or 10.8% of total revenues. We set prices to reflect the difficulty of the types of repair and the cost and availability of parts. Our focus on service advisor training in past couple of years, as well as a number of pricing and cost saving initiatives across the entire service and parts business lines, led to improvements in same-store service, body and parts sales in 2006 compared to 2005, as well as improvements in gross profit margins achieved.

The service, body and parts business provides important repeat revenues to the stores. We market our parts and service products by notifying the owners of vehicles when their vehicles are due for periodic service. This encourages preventive maintenance rather than post-breakdown repairs. We offer a lifetime oil and filter service, which, in 2006, was purchased by 39% of our new and used vehicle buyers. This service helps us retain customers, and provides opportunities for repeat parts and service business. Revenues from the service, body and parts departments are particularly important during economic downturns as owners tend to repair their existing used vehicles rather than buy new vehicles during such periods. This limits the effects of a drop in new vehicle sales that may occur in a prolonged slow economic environment.

We operate nineteen collision repair centers: four in Texas, three in Oregon and two each in Idaho and Alaska and one each in Washington, Montana, Colorado, Nevada, South Dakota, Nebraska, Wisconsin and Iowa.

Marketing

We market ourselves as “America’s Car & Truck Store” and as “Driving America.” We use most types of advertising, including television, newspaper, radio, direct mail, and an Internet web site. Advertising expense, net of manufacturer credits, was $20.7 million during 2006, with 30% of the total amount used for print media, 22% for television, 16% for radio, 9% for Internet and 23% for direct mail and other sources. We advertise to develop our image as a reputable automotive retailer, offering quality service, affordable automobiles and financing for all qualified buyers. The automobile manufacturers pay for some of our advertising and marketing expenditures. The manufacturers also provide us with market research, which assists us in developing our own advertising and marketing campaigns. In addition, our stores advertise special discounts or other targeted promotions to attract customers. By owning a cluster of stores in a particular market, we save money from volume discounts and other media concessions. We also participate as a member of advertising cooperatives and associations, whose members pool their resources and expertise with manufacturers to develop advertising campaigns.

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

We are larger and have more financial resources than most private automotive retailers with which we currently compete in most of our regional markets. We compete directly with retailers like ourselves in our metropolitan markets like Denver, Colorado, Seattle, Washington and Concord, California. If we enter other metropolitan markets, we may face competitors that are larger or have access to greater financial resources. We do not have any cost advantage in purchasing new vehicles from manufacturers. We rely on advertising and merchandising, sales expertise, service reputation and location of our stores to sell new vehicles.

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

Employees

As of December 31, 2006, we employed approximately 6,261 persons on a full-time equivalent basis. We believe we have good relationships with our employees.

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

We have financed our past acquisitions from a combination of the cash flow from our operations, borrowings under our credit arrangements, issuances of our common stock and proceeds from our private debt offering. We expect cash on hand together with our other financing resources to be sufficient for our currently anticipated acquisition program through 2008. If we are unable to obtain financing on acceptable terms, we may be required to slow the pace of our acquisition plans, which may materially and adversely affect our acquisition growth strategy.

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

•                  frequency of acquisitions; and

•                  requirement that no other manufacturers’ brands be sold from the same store location. In addition, each manufacturer has site control agreements in place that limit out ability to change the use of the facility without their approval.

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

Toyota restricts the number of stores that we may own and the time frame over which we may acquire them, and imposes specific performance criteria on existing stores as a condition to any future acquisitions. In 2006, we entered into a framework agreement with Toyota to permit us to acquire additional stores nationwide if our performance at existing stores satisfies the minimum criteria. The maximum number of stores may not exceed 5% of Toyota’s aggregate national annual retail sale volume. In addition, Toyota restricts the number of Toyota stores that we may acquire in any Toyota-defined region and Metro market, as well as any contiguous market. Toyota has approximately 1,200 stores nationwide.

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

Our success depends to a significant degree on the efforts and abilities of our senior management, particularly Sidney B. DeBoer, our Chairman and Chief Executive Officer, Bryan B. DeBoer, our President and Chief Operating Officer, M. L. Dick Heimann, our Vice Chairman, R. Bradford Gray, Executive Vice President and Don Jones, Jr., our Senior Vice President, Retail Operations. Further, we have identified Mr. Sidney B. DeBoer, Mr. Heimann and/or Mr. Bryan B. DeBoer in most of our store franchise agreements as the individuals who control the franchises and upon whose financial resources and management expertise the manufacturers may rely when awarding or approving the transfer of any franchise. The loss of any of these individuals could have a material adverse effect on our on-going relationship with the manufacturers.

We place substantial responsibility on our general managers for the profitability of their stores. We have increased our number of stores from 5 in 1996 to 108 as of March 6, 2007. Many stores are offered for sale to us to enable the owner/manager to retire. These potential acquisitions are viable to us only if we are able to obtain replacement management. This has resulted in the need to hire many additional managers. As we continue to expand, the need for additional experienced managers will become even more critical. The market for qualified general managers is highly competitive. The loss of the services of key management personnel or the inability to attract additional qualified general managers could have a material adverse effect on our business and the execution of our acquisition growth strategy.

Our stores depend on vehicle sales and, therefore, our success depends in large part upon the overall demand for the particular lines of vehicles that each of our stores sell and the ability of the manufacturers to continue to deliver such vehicles.

Our DaimlerChrysler, GM, Ford and Toyota stores represent over three-fourths of our total new vehicle retail sales. Chrysler alone accounted for over half of those sales. Demand for our primary manufacturers’ vehicles as well as the financial condition, management, marketing, production and distribution capabilities of these manufacturers can significantly affect our business. Events that adversely affect a manufacturer’s ability to timely deliver new vehicles, such as labor disputes and other production disruptions, including delays that sometimes occur during periods of new product introductions, may adversely affect us by reducing our supply of popular new vehicles and leading to lower sales in our stores during those periods than would otherwise occur. Further, any event that causes adverse publicity involving any of our manufacturers or their vehicles could reduce sales of those vehicles and adversely affect our sales and profits.

Certain manufacturers, including DaimlerChrysler, GM and Ford, have incurred substantial operating losses in recent periods that could jeopardize their ability to develop new competitive models. Further, DaimlerChrysler has announced that management is considering the sale or spin-off of its U.S. Dodge Chrysler Jeep operations. Moreover, if the financial conditions of the domestic manufacturers do not improve, they may be forced to seek protection from creditors in bankruptcy. Any reorganization or restructuring might result in an elimination of certain makes or models, a disruption in vehicle deliveries, a delay in the introduction of new models, the elimination of certain dealership locations or a combination of these consequences. Without a successful reorganization, continued sustained losses could result in the cessation of operations. The bankruptcy, substantial downsizing or restructuring of one of our major manufacturing partners would likely have a material adverse affect on our results of operations.

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

The majority of our new vehicle sales are of domestic manufacture and are predominately SUVs and light trucks. These vehicles generally provide us with higher gross profit margins. A significant drop in sales volume in these vehicles, which was experienced in 2006, would adversely affect our level of profits.

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

We are developing a stand-alone used vehicle store model whose profitability is unproven.

We are incurring significant costs to develop software, processes and marketing strategies to open and successfully operate stand-alone used vehicle stores. To this end, we have hired a team of employees committed to this effort, purchased a number of sites, designed facilities and are commencing construction. The start-up costs are significant and will reduce earnings until these stores become profitable.

The business model is new to us and involves developing and successfully implementing a sales process and strategy different from that currently used in our new vehicle stores. Further, there will be many competitors in the markets our stores will be in, including, in some markets, national used vehicle store chains with name familiarity and proven business models. If our efforts are not as successful as we anticipate, our financial results could be reduced.

With the breadth of our operations and volume of transactions, compliance with the many federal and state consumer protection and motor vehicle laws cannot be assured. Fines and administration sanctions can be severe.

We are subject to numerous consumer protection and department of motor vehicles laws in each of the 15 states in which we have stores, as well as federal consumer protection laws. With the number of stores we operate, the number of personnel we employ and the large volume of transactions we handle, it is likely that technical mistakes will be made. If there are unauthorized activities of serious magnitude, the state and federal authorities have the power to impose civil monetary penalties and sanctions, suspend or withdraw dealer licenses or take other actions that could materially impair our activities or our ability to acquire new stores in those states where violations occurred.

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

Lithia Holding Company, LLC, of which Sidney B. DeBoer, our Chairman and Chief Executive Officer, is the sole managing member, holds all of the outstanding shares of our Class B common stock. A holder of Class B common stock is entitled to ten votes for each share held, while a holder of Class A common stock is entitled to one vote per share held. On most matters, the Class A and Class B common stock vote together as a single class. As of March 6, 2007, Lithia Holding controlled approximately 70% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and most other stockholder actions. Therefore, Lithia Holding will control the election of our Board of Directors and will be in a position to control the policies and operations of the company. In addition, because Mr. DeBoer is the managing member of Lithia Holding, he currently controls and will continue to control, all of the outstanding Class B common stock, thereby allowing him to control the company. So long as at least 16 2/3% of the total number of shares outstanding are shares of Class B common stock, the holders of Class B common stock will be able to control all matters requiring approval of 66 2/3% or less of the aggregate number of votes. Absent a significant increase in the number of shares of Class A common stock outstanding or conversion of Class B common stock into Class A common stock, the holders of shares of Class B common stock will be entitled to elect all members of the Board of Directors and control all matters subject to stockholder approval that do not require a class vote.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our stores and other facilities consist primarily of automobile showrooms, display lots, service facilities, nineteen collision repair and paint shops, supply facilities, automobile storage lots, parking lots and offices. We believe our facilities are currently adequate for our needs and are in good repair. We own some of our properties, but also lease many properties, providing future flexibility to relocate our retail stores as demographics change. Most leases give us the option to renew the lease for one or more lease extension periods. We also hold some undeveloped land for future expansion.

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

On September 23, 2005, Maria Anabel Aripe and 19 other plaintiffs (“Aripe Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 05-3083-HO) against Lithia Motors, Inc., 12 of its wholly-owned subsidiaries and certain officers and employees of Lithia, alleging violations of state and federal RICO laws, the Oregon UTPA, common law fraud and TILA. The Aripe Plaintiffs seek actual damages of less than $600,000, trebled, approximately $3.7 million in mental distress claims, trebled, punitive damages of $12.6 million, attorney’s fees and injunctive relief. The Aripe Plaintiffs’ Complaint stems from vehicle purchases made at Lithia dealerships between May 2001 and August 2005 and is substantially similar to the allegations made in the Allen case. We expect certain of the rulings in the Allen case to apply equally to this case  and proceedings in this matter are awaiting rulings in the Allen case.  Once resolved, we further expect to file motions directed at all claims.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2006.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2005 and 2006:

	High	Low
2005
Quarter 1	$29.95	$24.99
Quarter 2	29.25	23.60
Quarter 3	31.43	28.29
Quarter 4	32.04	25.10

2006
Quarter 1	$36.80	$29.32
Quarter 2	36.01	28.50
Quarter 3	30.59	23.33
Quarter 4	29.58	21.75

The number of shareholders of record and approximate number of beneficial holders of Class A common stock at March 6, 2007 was 1,383 and 3,300, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company LLC.

Dividends declared and paid on our Class A and Class B common stock during 2005 and 2006 were as follows:

Quarter related to:	Dividend amount per share	Total amount of dividend (in thousands)
2004
Fourth quarter	$0.08	$1,528

2005
First quarter	0.08	1,536
Second quarter	0.12	2,312
Third quarter	0.12	2,322
Fourth quarter	0.12	2,338

2006
First quarter	0.12	2,354
Second quarter	0.14	2,754
Third quarter	0.14	2,738

We currently intend to continue paying quarterly dividends similar to those paid in the second half of 2006. In January 2007, the Board of Directors approved a quarterly dividend of $0.14 per share with respect to the fourth quarter of 2006. The payment of any dividends is subject to the discretion of our Board of Directors. In addition, our $225 million working capital, acquisition and used vehicle flooring credit facility with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation limits our cash dividends to $15 million per fiscal year and limits our repurchases of our common stock to $20 million per fiscal year. Dividends paid in 2006 totaled $10.2 million and stock repurchased in 2006 totaled $4.7 million.

Repurchases of Class A Common Stock

We repurchased the following shares of our Class A common stock during the fourth quarter of 2006:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 to October 31	113,600	$23.92	256,831	743,169
November 1 to November 30	—	—	—	—
December 1 to December 31	—	—	—	—
Total	113,600	23.92	256,831	743,169

The publicly announced plan to repurchase up to a total of 1.0 million shares of our Class A common stock was approved by our Board of Directors in June 2000 and renewed in August 2005 and does not have an expiration date.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Stock Performance Graph

The following line-graph shows the annual percentage change in the cumulative total returns for the past five years on an assumed $100 initial investment and reinvestment of dividends, on (a) Lithia Motors, Inc.’s Class A common stock; (b) the Russell 2000; and (c) a peer group index composed of United Auto Group, Inc., Auto Nation, Sonic Automotive, Inc., Group 1 Automotive, Inc. and Asbury Automotive Group, the only other comparable publicly traded automobile dealerships in the United States as of December 31, 2006. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the Russell 2000. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base Period	Indexed Returns for the Year Ended
Company/Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Lithia Motors, Inc.	$100.00	$75.80	$122.51	$131.96	$156.91	$146.10
Auto Peer Group	100.00	84.97	136.82	137.07	154.42	177.49
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47

Item 6.  Selected Financial Data

You should read the Selected Financial Data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information contained elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share amounts)	Year Ended December 31, (1)
Consolidated Statement of Operations Data:	2006	2005	2004	2003	2002
Revenues:
New vehicle	$1,841,463	$1,631,316	$1,495,442	$1,374,359	$1,186,846
Used vehicle	862,397	805,448	726,544	708,421	706,343
Finance and insurance	119,936	107,564	94,991	84,143	73,496
Service, body and parts	343,747	302,960	273,630	238,656	211,601
Fleet and other	5,351	4,410	7,679	6,485	38,811
Total revenues	3,172,894	2,851,698	2,598,286	2,412,064	2,217,097
Cost of sales	2,634,417	2,359,999	2,163,585	2,028,897	1,869,959
Gross profit	538,477	491,699	434,701	383,167	347,138
Selling, general and administrative(1)	406,569	357,617	326,168	296,438	273,316
Depreciation and amortization	17,071	13,975	12,491	9,235	7,011
Income from operations	114,837	120,107	96,042	77,494	66,811
Floorplan interest expense(2)	(34,636)	(17,580)	(12,221)	(11,685)	(11,206)
Other interest expense	(15,453)	(11,891)	(8,667)	(5,830)	(5,746)
Other income, net	958	953	739	1,092	1,201
Income from continuing operations before income taxes	65,706	91,589	75,893	61,071	51,060
Income taxes	(25,369)	(35,610)	(29,397)	(24,258)	(19,789)
Income from continuing operations	40,337	55,979	46,496	36,813	31,271
Income (loss) from discontinued operations, net of tax	(3,033)	(2,352)	(884)	(938)	402
Net income	$37,304	$53,627	$45,612	$35,875	$31,673
Basic income per share from continuing operations	$2.07	$2.92	$2.48	$2.01	$1.81
Basic income (loss) per share from discontinued operations	(0.16)	(0.12)	(0.05)	(0.05)	0.03
Basic net income per share	$1.91	$2.80	$2.43	$1.96	$1.84
Shares used in basic per share	19,485	19,175	18,773	18,289	17,233
Diluted income per share from continuing operations	$1.91	$2.65	$2.31	$1.98	$1.78
Diluted income (loss) per share from discontinued operations	(0.14)	(0.11)	(0.04)	(0.05)	0.02
Diluted net income per share	$1.77	$2.54	$2.27	$1.93	$1.80
Shares used in diluted per share	22,102	21,807	20,647	18,546	17,598

(In thousands)	As of December 31,
Consolidated Balance Sheet Data:	2006	2005	2004	2003	2002
Working capital	$149,701	$156,446	$124,277	$158,682	$125,637
Inventories	603,306	606,047	535,347	444,130	445,743
Total assets	1,579,357	1,452,714	1,255,720	1,101,767	942,049
Flooring notes payable	595,293	530,452	450,860	435,229	427,635
Current maturities of long-term debt	16,557	6,868	6,565	14,299	4,466
Long-term debt, less current maturities	296,769	290,551	267,311	178,467	104,712
Total stockholders’ equity	493,393	460,231	405,246	357,542	319,323
Cash dividends declared per common share	0.54	0.44	0.31	0.21	—

(1)          Includes stock-based compensation of $3.5 million in 2006 as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006.  Stock-based compensation recognized was $0.5 million in 2005, $240,000 in 2004, $185,000 in 2003 and $169,000 in 2002.

(2)          Floorplan interest expense includes gains (losses) related to our interest rate swaps of $(1.9) million, $4.1 million, $3.7 million, $1.7 million and $(0.7) million, respectively, in 2006, 2005, 2004, 2003 and 2002.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. “Business,” Item 1A. “Risk Factors” and our Consolidated Financial Statements and Notes thereto.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of March 6, 2007, we offered 30 brands of new vehicles through 193 franchises in 108 stores in the Western United States and over the Internet.  As of December 31, 2006 we operated 16 stores in Oregon, 15 in California, 14 in Texas, 12 in Washington, 8 in Iowa, 7 in Idaho, 7 in Colorado, 7 in Alaska, 7 in Montana, 6 in Nevada,  3 in Nebraska, 2 in South Dakota, 2 in North Dakota, 1 in New Mexico and 1 in Wisconsin. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

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

In keeping with this model, we acquired 19 stores in 2006 and in the first two months of 2007 combined with total estimated annual revenues of approximately $570 million.  At December 31, 2006, we had 2 stores held for sale and listed as discontinued operations with combined revenues of approximately $49 million.

Manufacturer incentives were generally lower and less effective in 2006 than in 2005. However, we expect that manufacturers will continue to offer incentives on new vehicle sales during 2007 through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers. To complement the manufacturers’ incentive strategy, we employ a volume-based strategy for our new vehicle sales.

We are currently working on several initiatives that we expect will improve our operations in future periods. Such initiatives include the following:

•                  A Customer Centric Sales Process, which will help leverage the benefits of our Lithia Store Management System (“LSMS”) which allows us to track advertising and increase the productivity of the sales staff by providing daily work plans and focused training. Under this program, showrooms will have interactive personal computers, which will allow the salesperson to quickly and efficiently enter data and interact with the customer to speed up the sales process;

•                  A Finance and Insurance (“F&I”) Certification Program for our F&I managers;

•                  Improved functionality of our centralized inventory control and procurement process;

•                  An Internet initiative, which involves developing a centralized department that will be staffed with brand specialists capable of communicating with customers by phone or live chat;

•                  IT initiatives related to automating our offices, centralizing certain office functions and establishing independent used vehicle operations;

•                  An Assured Used Vehicle program and an independent used vehicle strategy. We began the Assured Used Vehicle program in the Tri-Cities, Abilene and Reno markets during the second quarter of 2006. We expect to have our first independent used vehicle outlet operating by late summer of 2007; and

•                  Used Vehicle First Look Technology has been fully integrated across the entire network of stores. We continue to train and optimize the usage of this technology in our stores. The First Look Technology provides a Trade Analyzer, Inventory Management Center, Purchasing Center, Redistribution Center and other functions that will help improve our used vehicle operations over time.

Results of Continuing Operations

Certain revenue, gross profit margin and gross profit information by product line was as follows for 2006, 2005 and 2004:

2006	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	58.0%	7.7%	26.2%
Used vehicle(1)	27.2	12.7	20.2
Finance and insurance(2)	3.8	100.0	22.3
Service, body and parts	10.8	48.5	31.0
Fleet and other	0.2	29.7	0.3

2005	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	57.2%	8.0%	26.5%
Used vehicle(1)	28.2	13.4	21.8
Finance and insurance(2)	3.8	100.0	21.9
Service, body and parts	10.6	47.8	29.5
Fleet and other	0.2	32.3	0.3

2004	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	57.6%	7.8%	27.0%
Used vehicle(1)	27.9	12.6	21.0
Finance and insurance(2)	3.7	100.0	21.9
Service, body and parts	10.5	47.4	29.8
Fleet and other	0.3	15.9	0.3

(1)          Includes retail and wholesale used vehicles.

(2)          Commissions reported net of anticipated cancellations.

The following table sets forth selected condensed financial data expressed as a percentage of total revenues for the periods indicated below.

	Year Ended December 31,
Lithia Motors, Inc. (1)	2006	2005	2004

Revenues:
New vehicle	58.0%	57.2%	57.6%
Used vehicle	27.2	28.2	27.9
Finance and insurance	3.8	3.8	3.7
Service, body and parts	10.8	10.6	10.5
Fleet and other	0.2	0.2	0.3
Total revenues	100.0%	100.0%	100.0%
Gross profit	17.0	17.2	16.7
Selling, general and administrative expenses	12.8	12.5	12.6
Depreciation and amortization	0.5	0.5	0.5
Income from continuing operations	3.6	4.2	3.7
Floorplan interest expense	1.1	0.6	0.5
Other interest expense	0.5	0.4	0.3
Other income, net	0.0	0.0	0.0
Income from continuing operations before taxes	2.1	3.2	2.9
Income tax expense	0.8	1.2	1.1
Income from continuing operations	1.3%	2.0%	1.8%

(1)  The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in 2006 compared to 2005 and in 2005 compared to 2004:

	Year Ended December 31,		Increase	% Increase
(In Thousands)	2006	2005	(Decrease)	(Decrease)
Revenues:
New vehicle	$1,841,463	$1,631,316	$210,147	12.9%
Used vehicle	862,397	805,448	56,949	7.1
Finance and insurance	119,936	107,564	12,372	11.5
Service, body and parts	343,747	302,960	40,787	13.5
Fleet and other	5,351	4,410	941	21.3
Total revenues	3,172,894	2,851,698	321,196	11.3
Cost of sales:
New vehicle	1,700,481	1,501,062	199,419	13.3
Used vehicle	753,256	697,908	55,348	7.9
Service, body and parts	176,920	158,043	18,877	11.9
Fleet and other	3,760	2,986	774	25.9
Total cost of sales	2,634,417	2,359,999	274,418	11.6
Gross profit	538,477	491,699	46,778	9.5
Selling, general and administrative	406,569	357,617	48,952	13.7
Depreciation and amortization	17,071	13,975	3,096	22.2
Income from operations	114,837	120,107	(5,270)	(4.4)
Floorplan interest expense	(34,636)	(17,580)	17,056	97.0
Other interest expense	(15,453)	(11,891)	3,562	30.0
Other expense, net	958	953	5	0.5
Income from continuing operations before income taxes	65,706	91,589	(25,883)	(28.3)
Income tax expense	(25,369)	(35,610)	(10,241)	(28.8)
Income from continuing operations	$40,337	$55,979	$(15,642)	(27.9)%

2

	Year Ended December 31,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
New units sold	66,224	58,372	7,852	13.5%
Average selling price per new vehicle	$27,807	$27,947	$(140)	(0.5)%

Used units sold	68,706	66,439	2,267	3.4%
Average selling price per used vehicle	$12,552	$12,123	$429	3.5%

Finance and insurance sales per retail unit	$1,094	$1,063	$31	2.9%

	Year Ended December 31,		Increase	% Increase
(In Thousands)	2005	2004	(Decrease)	(Decrease)
Revenues:
New vehicle	$1,631,316	$1,495,442	$135,874	9.1%
Used vehicle	805,448	726,544	78,904	10.9
Finance and insurance	107,564	94,991	12,573	13.2
Service, body and parts	302,960	273,630	29,330	10.7
Fleet and other	4,410	7,679	(3,269)	(42.6)
Total revenues	2,851,698	2,598,286	253,412	9.8
Cost of sales:
New vehicle	1,501,062	1,378,188	122,874	8.9
Used vehicle	697,908	635,031	62,877	9.9
Service, body and parts	158,043	143,905	14,138	9.8
Fleet and other	2,986	6,461	(3,475)	(53.8)
Total cost of sales	2,359,999	2,163,585	196,414	9.1
Gross profit	491,699	434,701	56,998	13.1
Selling, general and administrative	357,617	326,168	31,449	9.6
Depreciation and amortization	13,975	12,491	1,484	11.9
Income from operations	120,107	96,042	24,065	25.1
Floorplan interest expense	(17,580)	(12,221)	5,359	43.9
Other interest expense	(11,891)	(8,667)	3,224	37.2
Other expense, net	953	739	214	29.0
Income from continuing operations before income taxes	91,589	75,893	15,696	20.7
Income tax expense	(35,610)	(29,397)	6,213	21.1
Income from continuing operations	$55,979	$46,496	$9,483	20.4%

	Year Ended December 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
New units sold	58,372	53,169	5,203	9.8%
Average selling price per new vehicle	$27,947	$28,126	$(179)	(0.6)%

Used units sold	66,439	62,217	4,222	6.8%
Average selling price per used vehicle	$12,123	$11,678	$445	3.8%

Finance and insurance sales per retail unit	$1,063	$1,016	$47	4.6%

Revenues

Total revenues increased 11.3% and 9.8%, respectively, in 2006 compared to 2005 and in 2005 compared to 2004.

The increase in 2006 compared to 2005 was a result of acquisitions, as well as a 3.7% increase in same-store sales, excluding fleet. We believe that our strong operating systems, integrated store network and regional market focus contributed to our same-store sales increase, especially in the new vehicle sales. During 2006, we focused on new vehicle sales to gain market share and create long-term parts and services business, which resulted in a 4.8% increase in same-store new vehicle retail sales in 2006 compared to 2005 and compared to an approximately 2.6% decrease in the industry during the same period. These industry figures include a large number of fleet sales, so industry retail figures were down substantially more. Improvements in same-store used vehicle sales were minor as a result of the heightened focus on new vehicle sales in the year. The increases in unit sales are also benefiting our parts and service business. The improvements in finance and insurance same-store sales resulted primarily from the unit increases in sales of both new and used vehicles during 2006 compared to 2005.

The increase in 2005 compared to 2004 was primarily a result of acquisitions and a 1.9% increase in same-store sales, which was driven by an increase in units sold. The increase in same store sales was driven by same-store sales increases across all business lines. The “employee pricing” programs offered by the domestic manufacturers during the second and third quarters of 2005, as well as a mix shift away from trucks and SUVs, resulted in a decrease in average selling prices but an increase in new units sold, the combination of which resulted in higher same-store new vehicle sales. The same programs also contributed to improvements in same-store used vehicle sales due to the large number of good quality used vehicle trade-ins associated with the high volume of new vehicle purchases. The improvement in same-store service, body and parts revenue in 2005 compared to 2004 was a result of our continued focus on service-advisor training and our Lifetime Oil Program. In addition, pricing and cost saving initiatives across the service, body and parts business lines contributed to the improvement in 2005 compared to 2004.

Same-store sales percentage increases (decreases) were as follows:

	2006 compared to 2005	2005 compared to 2004
New vehicle retail, excluding fleet	4.8%	0.9%
Used vehicle, including wholesale	0.6	3.7
Total vehicle sales, excluding fleet	3.4	1.8
Finance and insurance	5.1	1.7
Service, body and parts	5.3	2.9
Total sales, excluding fleet	3.7	1.9

Same store sales are calculated for stores that were operation as of December 31, 2005, and only including the months of operations for both comparable periods. For example, a store acquired in June 2005 would be included in same store operating data beginning in July 2006, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the periods of July through December of both comparable years.

Fleet and other sales include both fleet sales and fees received for delivering vehicles on behalf of the manufacturer, the U.S. military, rent-a-car companies or leasing companies.

Penetration rates for certain products were as follows:

	2006	2005	2004
Finance and insurance	77%	76%	77%
Service contracts	42	43	43
Lifetime oil change and filter	39	38	36

The decrease in the finance and insurance penetration rate in 2005 compared to 2004 was due to reduced availability of manufacturer subsidized low-interest rate loans during the second and third quarters of 2005 when the manufacturers offered their employee pricing programs.

Gross Profit

Gross profit increased $46.8 million in 2006 compared to 2005 and increased $57.0 million in 2005 compared to 2004 due primarily to increased total revenues. An increase in the overall gross profit margin also contributed to the increase in 2005 compared to 2004.

Gross profit margins achieved were as follows:

	Year Ended December 31,		Lithia
	2006	2005	Margin Change*
New vehicle	7.7%	8.0%	(30)bp
Retail used vehicle	14.9	15.6	(70)
Wholesale used vehicles	2.4	2.7	(30)
Finance and insurance	100.0	100.0	—
Service, body and parts	48.5	47.8	70
Overall	17.0	17.2	(20)

	Year Ended December 31,		Lithia
	2005	2004	Margin Change*
New vehicle	8.0%	7.8%	20bp
Retail used vehicle	15.6	14.4	120
Wholesale used vehicles	2.7	3.2	(50)
Finance and insurance	100.0	100.0	—
Service, body and parts	47.8	47.4	40
Overall	17.2	16.7	50

* “bp” stands for basis points (one hundred basis points equals one percent).

The decrease in new vehicle gross profit margin in 2006 compared to 2005 was due to our focus on selling volume and gaining market share in 2006.  Our historical average gross profit margin achieved on new vehicles over the past five years was 8.0%.

The decrease in retail used vehicle gross profit margin in 2006 compared to 2005 was due to a comparison to unusually high gross margins achieved in 2005, which resulted primarily from a healthy supply of good-quality trade-ins during the employee pricing programs. Our historical average gross profit margin achieved on retail used vehicles over the past five years was 14.3%.

The decrease in wholesale used vehicle gross profit margin in 2006 compared to 2005 was due to wholesale market conditions, a focus on retailing more used vehicles and bringing in trade-ins nearer to true market value. Our ability to provide customers with a better value for their trade-ins, bringing them in closer to their true market value, has been improved by our use of the first look technology. This, however, lowers the gross profit margin we are able to achieve on the re-sale of these trade-ins. In addition, as we focus on retailing more used vehicles, we are left with the lower-quality used vehicles for wholesaling, which also contributed to lower gross profit margins. We dispose of our wholesale used vehicles by using centralized controls, holding our own local used vehicle auctions and managing the disposal of units at larger third party auctions.

The increases in service, body and parts gross profit margin in 2006 compared to 2005 and in 2005 compared to 2004 were due to our continued focus on service advisor training, which has led to gains in the sale of higher margin service items and increases in customer-pay business, as well as a number of pricing and cost saving initiatives. Higher penetration rates for our lifetime oil change and filter service also contributed to these gross profit margin increases.

In addition to the reasons discussed above, the decline in the overall gross profit margin during 2006 compared to 2005 was also due to our focus on increased new vehicle sales, which carry a lower margin than the other business lines.

In the new vehicle business, margins remained relatively constant in 2005 compared to 2004 as a result of strategic initiatives and internal directives in 2004 and early 2005 that increased gross profit per vehicle sold. These margin raising initiatives were partially offset in 2005 by manufacturers’ “employee pricing” programs, which created a higher volume, lower margin environment during the second and third quarters of 2005.

Retail used vehicle margins improved in 2005 compared to 2004 as a result of a stronger pricing and retail environment for used vehicles in combination with a large quantity of good quality used vehicle trade-ins.

Margins in our wholesale used vehicle business declined in 2005 compared to 2004 as a result of aggressive wholesaling in the third and fourth quarters of 2005 designed to clear inventories going into the seasonally slower winter months. Gross profits per unit remained positive.

Same-store gross profit increased 2.1% in 2006 compared to 2005 and increased 3.2% in 2005 compared to 2004, mainly due to increases in same store revenues.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

SG&A increased $49.0 million in 2006 compared to 2005 and increased $31.4 million in 2005 compared to 2004. SG&A as a percentage of revenue increased by 30 basis points in 2006 compared to 2005 and decreased by 10 basis points in 2005 compared to 2004.

The increases in dollars spent in 2006 compared to 2005 and in 2005 compared to 2004 were due primarily to increased selling, or variable, expenses related to the increases in acquisition revenues and the number of locations. Approximately $33.3 million and $30.4 million of the increase in SG&A was due to these factors in 2006 compared to 2005 and in 2005 compared to 2004, respectively. In addition, stock-based compensation included in SG&A increased to $3.5 million in 2006 compared to $0.5 in 2005 and $240,000 in 2004 as a result of the adoption of SFAS No. 123R in January 2006.

After salaries and wages, the next four largest expense categories, sales compensation, payroll taxes, rent and advertising, all improved or were flat as a percentage of gross profit in 2006 compared to 2005. SG&A in 2006 also included expenses for certain initiatives that we expect will lead to operating efficiencies in future periods as discussed in “Overview” above.

SG&A as a percentage of gross profit is an industry standard and a better gauge for measuring performance relative to SG&A expense. As a result of the charges related to our operating initiatives and the other charges detailed above, SG&A as a percentage of gross profit increased by 280 basis points in 2006 compared to 2005. The change in stock-based compensation and the charge for the worker’s compensation claim resulted in a 75 basis point increase out of the 280 basis point total increase. We expect to continue to incur charges in 2007 related to our operating initiatives and also expect our health and benefit plan costs to increase materially in 2007 compared to 2006.

SG&A as a percentage of gross profit improved by 230 basis points in 2005 compared to 2004 as we continued to realize the positive results of multiple cost saving initiatives at our corporate headquarters and in the stores.

Depreciation and Amortization

Depreciation and amortization increased $3.1 million and $1.5 million, respectively, in 2006 compared to 2005 and in 2005 compared to 2004 due to the addition of property and equipment primarily related to our acquisitions, as well as leasehold improvements to existing facilities.

Income from Operations

Operating margins decreased by 60 basis points to 3.6% in 2006 compared to 4.2% in 2005, due to the decrease in overall gross profit margin and the increase in SG&A as discussed above. Operating margins improved by 50 basis points in 2005 compared to 3.7% in 2004, primarily due to improved overall gross profit margin as discussed above. In addition, in 2005, operating expenses as a percentage of revenue improved by 10 basis points compared to 2004.

Floorplan Interest Expense

Floorplan interest expense increased $17.1 million in 2006 compared to 2005. An increase of $9.6 million resulted from increases in the average interest rates on our floorplan facilities, an increase of $4.8 million resulted from increases in the average outstanding balances of our floorplan facilities and an increase of $2.7 million related to our interest rate swaps.

Floorplan interest expense increased $5.4 million in 2005 compared to 2004. An increase of $7.8 million resulted from increases in the average interest rates on our floorplan facilities and an increase of $1.3 million resulted from increases in the average outstanding balances of our floorplan facilities. These increases were partially offset by a $3.7 million decrease related to our interest rate swaps.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages, our used vehicle line of credit and equipment related notes.

Other interest expense increased $3.6 million in 2006 compared to 2005. Changes in the weighted average interest rate on our debt in 2006 compared to 2005 increased other interest expense by approximately $0.5 million and changes in the average outstanding balances resulted in an increase of approximately $3.1 million. Interest expense related to the $85.0 million of senior subordinated convertible notes that were issued in May 2004 totals approximately $765,000 per quarter, which consists of $611,000 of contractual interest and $154,000 of amortization of debt issuance costs.

Other interest expense increased $3.2 million in 2005 compared to 2004. Changes in the weighted average interest rate on our debt in 2005 compared to 2004 increased other interest expense by approximately $1.4 million and changes in the average outstanding balances resulted in an increase of approximately $1.8 million.

Other interest expense excludes $1.5 million, $0.9 million and $0.5 million, respectively, of capitalized interest in 2006, 2005 and 2004.

Income Tax Expense

Our effective tax rate was 38.6% in 2006, 38.9% in 2005 and 38.7% in 2004. Our federal income tax rate is 35% and our state income tax rate is currently 3.05%, which varies with the mix of states where our stores are located. We also have certain non-deductible expenses and other adjustments that increased our effective rate at for 2006 to 38.6%. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located. The increase in our effective tax rate in 2005 compared to 2004 was due primarily to an increase in revenue in some of our higher tax rate states.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue decreased in 2006 compared to 2005 as a result of the decreased overall gross profit margin, increased SG&A and increased interest expense as discussed above.

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

During 2006, we disposed of two of our dealerships that were held for sale at December 31, 2005 and, at December 31, 2006, two dealerships were held for sale.

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2006	2005	2004
Revenue	$60,044	$129,602	$181,484
Pre-tax loss	(4,991)	(3,894)	(1,442)
Gain (loss) on disposal of discontinued operations, net of tax	(554)	16	186
Amount of goodwill and other intangible assets disposed of	3,552	4,406	1,900

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

Assets held for sale included the following (in thousands):

December 31,	2006	2005
Inventories	$11,594	$22,703
Property, plant and equipment	2,949	817
Goodwill and other intangible assets	942	3,891
	$15,485	$27,411

Liabilities held for sale included the following (in thousands):

December 31,	2006	2005
Floorplan notes payable	$9,605	$22,388
Real estate debt	2,005	—
	$11,610	$22,388

Selected Consolidated Quarterly Financial Data

The following tables set forth our unaudited quarterly financial data(1).

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2006
Revenues:
New vehicle sales	$420,395	$487,457	$506,394	$427,217
Used vehicle sales	206,506	228,741	236,868	190,282
Finance and insurance	27,231	32,384	33,564	26,757
Service, body and parts	81,084	84,216	88,448	89,999
Fleet and other	1,155	798	1,832	1,566
Total revenues	736,371	833,596	867,106	735,821
Cost of sales	608,593	692,654	723,453	609,717
Gross profit	127,778	140,942	143,653	126,104
Selling, general and administrative	97,564	104,273	106,147	98,585
Depreciation and amortization	3,983	4,148	4,348	4,592
Income from operations	26,231	32,521	33,158	22,927
Floorplan interest expense	(5,405)	(8,223)	(12,866)	(8,142)
Other interest expense	(3,299)	(3,607)	(3,782)	(4,765)
Other, net	378	263	128	189
Income from continuing operations before income taxes	17,905	20,954	16,638	10,209
Income taxes	(6,969)	(8,839)	(5,941)	(3,620)
Income before discontinued operations	10,936	12,115	10,697	6,589
Discontinued operations, net of tax	(1,568)	(224)	(181)	(1,060)
Net income	$9,368	$11,891	$10,516	$5,529

Basic income per share from continuing operations	$0.56	$0.62	$0.55	$0.34
Basic loss per share from discontinued operations	(0.08)	(0.01)	(0.01)	(0.06)
Basic net income per share	$0.48	$0.61	$0.54	$0.28

Diluted income per share from continuing operations	$0.52	$0.57	$0.51	$0.32
Diluted loss per share from discontinued operations	(0.07)	(0.01)	(0.01)	(0.05)
Diluted net income per share	$0.45	$0.56	$0.50	$0.27

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2005
Revenues:
New vehicle	$346,752	$425,078	$498,264	$361,222
Used vehicle	194,263	197,201	223,446	190,538
Finance and insurance	24,069	26,686	31,928	24,881
Service, body and parts	72,463	73,672	79,006	77,819
Fleet and other	876	1,700	987	847
Total revenues	638,423	724,337	833,631	655,307
Cost of sales	524,913	601,073	694,770	539,243
Gross profit	113,510	123,264	138,861	116,064
Selling, general and administrative	86,003	90,029	95,104	86,481
Depreciation and amortization	3,322	3,342	3,559	3,752
Income from operations	24,185	29,893	40,198	25,831
Floorplan interest expense	(1,576)	(7,628)	(3,159)	(5,217)
Other interest expense	(2,771)	(3,001)	(2,999)	(3,120)
Other, net	224	195	132	402
Income from continuing operations before income taxes	20,062	19,459	34,172	17,896
Income taxes	(7,791)	(7,713)	(13,982)	(6,124)
Income before discontinued operations	12,271	11,746	20,190	11,772
Discontinued operations, net of tax	(325)	(328)	(417)	(1,282)
Net income	$11,946	$11,418	$19,773	$10,490

Basic income per share from continuing operations	$0.64	$0.61	$1.05	$0.61
Basic loss per share from discontinued operations	(0.01)	(0.01)	(0.02)	(0.07)
Basic net income per share	$0.63	$0.60	$1.03	$0.54

Diluted income per share from continuing operations	$0.59	$0.56	$0.94	$0.56
Diluted loss per share from discontinued operations	(0.02)	(0.01)	(0.02)	(0.06)
Diluted net income per share	$0.57	$0.55	$0.92	$0.50

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

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital and the funding of our cash dividend payments. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity and private debt offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses, capital requirements, projected acquisitions and current level of cash dividends for at least the next 24 months from December 31, 2006.

Our inventories decreased to $603.3 million at December 31, 2006 from $606.0 million at December 31, 2005. We slowed ordering vehicles in the third and fourth quarters of 2006 and worked to sell down our new vehicle inventory. As a result, our days supply of new vehicles at December 31, 2006 was 8 days below our average historical December 31 balances and more than 30 days below our December 31, 2005 levels. In addition, by the end of January 2007, we had reduced our new vehicles inventory by another 11 days, which positioned us well going into the remainder of 2007.

Our focus on new vehicle unit sales in 2006 led to more trade-ins, which resulted in increased used vehicle inventories. As a result, our days supply of used vehicles at December 31, 2006 was 4 days above average levels for December 31.

Our new and used flooring notes payable increased to $595.3 million at December 31, 2006 from $530.5 million at December 31, 2005. New vehicles are financed at approximately 100% and used vehicles are financed at approximately 80% of cost. Used vehicles are financed as needed, utilizing our used vehicle flooring credit facility.

Our Board of Directors declared dividends of $0.12 per share on our Class A and Class B common stock, which were paid in March and May of 2006, and totaled approximately $2.3 million and $2.4 million, respectively. In addition, our Board of Directors approved an increase in our dividend to $0.14 per share for both the second and third quarters 2006, which totaled approximately $2.8 million and $2.7 million, respectively. A dividend of $0.14 per share was also paid on our Class A and Class B common stock in January 2007 for the fourth quarter of 2006, which totaled $2.7 million. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through December 31, 2006, we have purchased a total of 256,831 shares under this program, of which 196,600 were purchased during 2006. We may continue to repurchase shares from time to time in the future as conditions warrant. The recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place. With the dividend, we are able to offer an immediate and tangible return to our shareholders without reducing our already limited market float, which occurs when we repurchase shares. However, when we believe that repurchases present an attractive use of our capital, we would expect to make strategic repurchases.

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

The facility agreement includes financial and restrictive covenants typical of such agreements. Financial covenants include requirements to maintain a minimum total net worth and imposes minimum current ratio, fixed charge coverage ratio and cash flow leverage ratio requirements. The covenants restrict us from incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets. At December 31, 2006, we were in compliance with all of the financial and restrictive covenants.

In addition, cash dividends are limited to $15 million per fiscal year and repurchases by us of our common stock are limited to $20 million per fiscal year.

Ford Motor Credit, General Motors Acceptance Corporation (“GMAC”), Volkswagen Credit and BMW Financial Services NA, LLC have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation serving as the primary lenders for substantially all other brands. These new vehicle lines are secured by new vehicle inventory of the relevant brands. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity.

On November 30, 2006, General Motors (“GM”) completed the sale of a majority equity stake in GMAC to an investment consortium.  Although GMAC will continue to be the exclusive provider of GM financial products and services and continues to have the relationships with GM, a majority equity stake in GMAC has been sold to an independent third-party and GM has indicated in its public filings that it no longer controls the GMAC entity.  As a result, we will be treating new vehicles financed by GMAC after the change in ownership control as floorplan notes payable: non-trade and related changes as a financing activity in our statements of cash flows. Vehicles financed prior to this change in control will continue to be classified as floorplan notes payable: trade, with related changes reflected as operating activities in our statements of cash flows, since these GMAC vehicle financings occurred while GM retained control of GMAC as its captive finance subsidiary.

We expect to be in compliance with the covenants for all of our debt agreements in the foreseeable future. In the event that we are unable to meet such requirements, and any available cure period has passed, the lender may require an acceleration of payment, increase the interest rate or limit our ability to borrow or pay cash dividends.

Interest rates on all of the above facilities ranged from 6.47% to 7.50% at December 31, 2006. Amounts outstanding on the lines at December 31, 2006, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at December 31, 2006	Remaining Availability as of December 31, 2006
New and program vehicle lines	$499,679		$(1)
Working capital, acquisition and used vehicle line	144,000	80,089	(2)
	$643,679	$80,089

(1)          There are no formal limits on the new and program vehicle lines with certain lenders.

(2)          Reduced by $911,000 for outstanding letters of credit.

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

A declaration and payment of a dividend in excess of $0.08 per share per quarter will result in an adjustment in the conversion rate for the notes if such cumulative adjustment exceeds 1% of the current conversion rate. We declared dividends of $0.14 per share for the quarters ended June 30, September 30 and December 31, 2006 and dividends of $0.12 per share for each of the four preceding quarters. Effective January 17, 2007, we exceeded the 1% threshold required for a change in the conversion rate. With this change, the conversion rate per $1,000 of notes increased to 26.8556 from 26.5331.

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

Our earnings to fixed charge coverage ratio, as defined in the senior subordinated convertible notes, was 2.11 for the quarter ended December 31, 2006.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2006 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2007	2008 and 2009	2010 and 2011	2012 and beyond
Floorplan Notes	$499,679	$499,679	$—	$—	$—
Lines of Credit and Long-Term Debt	408,940	16,557	206,563	32,834	152,986
Interest on Scheduled Debt Payments	60,489	11,539	17,674	12,119	19,157
Capital Commitments	64,273	46,639	17,634	—	—
Operating Leases	184,620	23,911	41,415	28,556	90,738
	$1,218,001	$598,325	$283,286	$73,509	$262,881

We had capital commitments of $62.7 million at December 31, 2006 for the construction of nine new facilities and additions to two existing facilities. Of the new facilities, five are replacing existing facilities. We have already incurred $6.1 million for these projects and anticipate incurring an additional $45.0 million in 2007 and $17.7 million in 2008. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

We also had capital commitments of $1.6 million for the acquisition and development of hardware and software for several information technology initiatives. We anticipate incurring these amounts during 2007.

In addition to the above, we have approximately $112.3 million in planned capital expenditures under consideration for various new facilities and remodeling projects. These projects are still in the planning stage or are awaiting approvals from governmental agencies or manufacturers. We feel that these projects are a critical part of our future growth strategy.

We have also recorded a reserve for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. At December 31, 2006, this reserve totaled $14.5 million. Based on past experience, we estimate that the $14.5 million will be paid out as follows: $8.8 million in 2007; $3.8 million in 2008; $1.4 million in 2009; $0.4 million in 2010; and $0.1 million thereafter.

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

Our most critical accounting estimates include service contract and lifetime oil contract income recognition, workers’ compensation insurance premium accrual, discretionary employee bonus accrual, assessment of recoverability of goodwill and other intangible assets, and used vehicle inventory valuations. We also have other key accounting policies, such as our policies for valuation of accounts receivable, expense accruals and other revenue recognition. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ from these estimates.

Service Contract and Lifetime Oil Change Contract Income Recognition

 We receive fees from the sale of vehicle service contracts and lifetime oil contracts to customers. The contracts are sold through an unrelated third party, but we may be charged back for a portion of the fees in the event of early termination of the contracts by customers. We have established a reserve for estimated future charge-backs based on an analysis of historical charge-backs in conjunction with estimated lives of the applicable contracts. If future cancellations are different than expected based on historical experience, we could have additional expense or income related to the cancellations in future periods. At December 31, 2006 and 2005, this reserve totaled $13.2 million and $12.2 million, respectively, and is included in accrued liabilities and other long-term liabilities on our consolidated balance sheets. We may also participate in future underwriting profit pursuant to retrospective commission arrangements, which would be recognized as income upon receipt.

Workers’ Compensation Insurance Premium Accrual

Insurance premiums are paid for under a three-year retrospective cost policy, whereby premium cost depends on experience. We accrue premiums based on our historical experience rating, although the actual claims can be something greater or less than the historical experience, which could create our estimated liability to either be under or over accrued. As of December 31, 2006 and 2005, the accrual for insurance premiums was $3.1 million and $2.3 million, respectively, and is included in accrued liabilities and other long-term liabilities on our consolidated balance sheets. We expect that the retrospective cost policy, as opposed to a guaranteed cost with a flat premium, will be the most cost efficient over time.

Discretionary Employee Bonus Accrual

We make certain estimates, judgments and assumptions regarding the likelihood of our attainment, and the level thereof, of the annual bonus criteria under our 2006 Discretionary Support Services Bonus Program in order to record bonus expense on a quarterly basis. We accrue the estimated year-end expense on a pro-rata basis throughout the year based on bonus attainment expectations. These estimates, judgments and assumptions are made quarterly based on available information and take into consideration the historical seasonality of our business and current trends. If actual year-end results differ materially from our estimates, the amount of bonus expense recorded in a particular quarter could be significantly over or under estimated. The bonus accrual at the end of any given year is accurate and reflective of actual results attained and amounts to be paid.

Intangible Assets

We review our goodwill and other identifiable non-amortizable intangible assets for impairment at least annually by applying a fair-value based test using discounted estimated cash flows. Discounted future cash flows are prepared by applying a growth rate to historical revenues. Growth rates are calculated individually for each region with data derived from the U.S. Census Bureau on population growth and the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. The discount rate applied to the future cash flows is derived from a hybrid Capital Asset Pricing Model which factors in an equity risk premium and a risk free rate, combined with a weighted average cost of capital model. The review is conducted more frequently than annually if events or circumstances occur that warrant a review. Our other identifiable intangible assets primarily include the franchise value of the business unit, which is considered to have an indefinite life and not subject to amortization, but rather is included in the fair-value based testing. Impairment could occur if the operating business unit book value is greater than the determined fair-value. At such point, an impairment loss would be recognized to the extent that the carrying amount exceeds the assets’ fair value. We have determined that we operate as one business unit. During 2006 and 2005, we concluded that there was no impairment to the carrying value of our intangible assets. At December 31, 2006 and 2005, goodwill and other identifiable non-amortizable intangible assets totaled $376 million and $311 million, respectively.

Used Vehicle Inventory

Used vehicle inventories are stated at cost plus the cost of any equipment added, reconditioning and transportation. We select a sampling of dealerships throughout the year to perform quarterly testing of book values against market valuations utilizing the Kelly Blue Book and NADA guidelines. Used vehicle inventory values are cyclical and could experience impairment when market valuations are significantly below inventory carrying values. Historically, we have not experienced significant write-downs on our used vehicle inventory. If the book value of our used vehicles is actually more than fair value, we could experience lower gross margins on our used vehicles in future periods.

Service Work Performed for Vehicles in Inventory

Many of our vehicles currently in inventory include a mark up for gross profit due to service work performed on those vehicles. The service work performed includes charges to recondition used vehicles, accessories added to the vehicles and work performed to ready the vehicle for sale. We defer an estimate of the gross profit on vehicles in inventory based on a historical analysis of actual charges to inventory.   At December 31, 2006 and 2005, the estimate of deferred gross profit was $4.0 million and $3.3 million, respectively. If the actual gross profit on an individual vehicle is more or less than the estimated deferred amount, we could potentially have deferred an amount different than the actual service work performed.  Any differences in estimates compared to actual would be reflected in the gross margins in future periods.

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

Our variable-rate flooring notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. At December 31, 2006, we had $689.7 million outstanding under such agreements at interest rates ranging from 6.47% to 9.36% per annum. A 10% increase in interest rates would increase annual interest expense by approximately $2.3 million, net of tax, based on amounts outstanding at December 31, 2006.

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

Based on open market trades, we determined that our $85.0 million of long-term convertible fixed interest rate debt had a fair market value of approximately $81.2 million at December 31, 2006. In addition, at December 31, 2006, we had $133.9 million of other long-term fixed interest rate debt outstanding with maturity dates of between October 2007 and May 2022. Based on discounted cash flows, we have determined that the fair market value of this long-term fixed interest rate debt was approximately $132.3 million at December 31, 2006.

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

As of December 31, 2006, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

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

•                  effective March 18, 2004 – a five year, $25 million interest rate swap at a fixed rate of 3.10% per annum, variable rate adjusted on the 1st and 16th of each month; and

•                  effective June 16, 2006 – a ten year, $25 million interest rate swap at a fixed rate of 5.587% per annum, variable rate adjusted on the 1st and 16th of each month.

We earn interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2006 was 5.32% per annum.

The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. These amounts are recorded as a component of floorplan interest expense. The difference between interest earned and the interest obligation results in a monthly settlement which is also recorded as a component of floorplan interest expense.

Additional interest expense, net of tax, on un-hedged debt as a result of changing interest rates, based on interest rates effective as of January 1, 2004 was approximately $10.7 million, $4.5 million and $0.6 million, respectively, in 2006, 2005 and 2004. Interest expense, net of tax, on un-hedged debt increased during 2006, 2005 and 2004 by approximately $2.1 million, $2.1 million and $0.6 million, respectively, as a result of increasing interest rates during those periods. As of December 31, 2006, approximately 57% of our total debt outstanding was subject to un-hedged variable rates of interest.

Based on current interest rates, we expect that our interest rate swaps will result in interest savings of approximately $1.7 million in 2007.

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

Item 8.  Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2006 is included in Item 7.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a –15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as well as our consolidated financial statements, have been audited by KPMG LLP, an independent registered public accounting firm, as stated in their reports, which are included herein.

Changes in Internal Control Over Financial Reporting

Other than as discussed below, there has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During the fourth quarter of 2006 we took remediation actions to address our previously disclosed material weakness in internal control over financial reporting with respect to adequate technical expertise to ensure the proper application, at inception, of the criteria for the “short-cut” method within the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for our interest rate swaps.  The changes in internal control over financial reporting included:

•                  improving training and education and accounting reviews to ensure all relevant personnel involved in derivative transactions understand and apply  hedge accounting requirements in accordance with U.S. generally accepted accounting principles; and

•                  ongoing monitoring and review controls to ensure the continuing qualification for hedge accounting, including revising our documentation requirements for hedge accounting in accordance with generally accepted accounting principles with the assistance of outside experts, as appropriate.

As a result, management, with the participation of the Chief Executive Officer and Chief Financial Officer, has determined that these actions constitute a change in internal control over financial reporting that is reasonably likely to materially affect our internal control over financial reporting. We believe these steps have remediated the previously identified material weakness.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Audit Committee Financial Expert, Code of Ethics, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2007 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be included under the captions Compensation of Directors, Compensation Committee Report, Compensation Discussion and Analysis, Executive Compensation, Potential Payments Upon Termination or Change-in-Control, and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2007 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	1,228,157	$20.23	1,948,590

Equity compensation plans not approved by shareholders	—	—	—
Total	1,228,157	$20.23	1,948,590	(1)

(1)          Includes 1,191,990 shares available pursuant to our 2003 Stock Incentive Plan and 756,600 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2007 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2007 Annual Meeting of Shareholders and, upon filing is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item will be included under the caption Independent Registered Public Accounting Firm in the Proxy Statement for our 2007 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

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

Exhibit		Description
3.1	(a)	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999.

3.2	(b)	Bylaws of Lithia Motors, Inc.

4.1	(b)	Specimen Common Stock certificate

4.2	(j)	Indenture dated May 4, 2004, between Lithia Motors, Inc. and U.S. Bank National Association, as Trustee, relating to 2.875% Convertible Senior Subordinated Notes due 2014.

10.1*	(b)	1996 Stock Incentive Plan

10.2*	(c)	Amendment No. 1 to the Lithia Motors, Inc. 1996 Stock Incentive Plan

10.2.1*	(b)	Form of Incentive Stock Option Agreement (1)

10.3*	(b)	Form of Non-Qualified Stock Option Agreement (1)

10.4*	(d)	1997 Non-Discretionary Stock Option Plan for Non-Employee Directors

10.5*	(l)	1998 Employee Stock Purchase Plan, as amended

10.6*	(f)	Lithia Motors, Inc. 2001 Stock Option Plan

10.6.1*	(g)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.6.2*	(g)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

10.7.1*	(k)	2003 Stock Incentive Plan, as amended and restated

10.7.2*	(k)	Form of Restricted Share Grant for 2003 Stock Incentive Plan, as amended and restated

Exhibit		Description
10.8*	(k)	Summary 2006 Discretionary Support Services Bonus Program

10.9	(a)	Chrysler Corporation Sales and Service Agreement General Provisions

10.9.1	(h)

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

10.15	(a)	Lease Agreement between CAR LIT, L.L.C. and Lithia Real Estate, Inc. relating to properties in Medford, Oregon.(8)

10.16	(l)	2006 Board of Directors’ Compensation Package

10.17	(k)	Form of Outside Director Nonqualified Deferred Compensation Agreement

21		Subsidiaries of Lithia Motors, Inc.

23		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

Exhibit	Description
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

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

(k)          Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 8, 2006.

(l)             Incorporated by reference from the Company’s Form 8-K filed May 18, 2006.

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

Date: March 8, 2007	LITHIA MOTORS, INC.

	By	/s/ SIDNEY B. DEBOER
Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2007:

Signature	Title

/s/ SIDNEY B. DEBOER	Chairman of the Board and
Sidney B. DeBoer	Chief Executive Officer
(Principal Executive Officer)

/s/ JEFFREY B. DEBOER	Senior Vice President and Chief Financial Officer
Jeffrey B. DeBoer	(Principal Financial Officer)

/s/ LINDA A. GANIM	Vice President and Chief Accounting Officer
Linda A. Ganim	(Principal Accounting Officer)

/s/ M. L. DICK HEIMANN	Vice Chairman
M. L. Dick Heimann

/s/ THOMAS BECKER	Director
Thomas Becker

/s/ MARYANN KELLER	Director
Maryann Keller

/s/ GERALD F. TAYLOR	Director
Gerald F. Taylor

/s/ WILLIAM J. YOUNG	Director
William J. Young

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Lithia Motors, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithia Motors, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 6, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Lithia Motors, Inc. and Subsidiaries:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Lithia Motors, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lithia Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Lithia Motors, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Lithia Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 6, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon
March 6, 2007

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$26,600	$48,566
Contracts in transit	56,211	52,453
Trade receivables, net of allowance for doubtful accounts of $390 and $406	62,317	53,990
Inventories, net	603,306	606,047
Vehicles leased to others, current portion	7,698	6,296
Prepaid expenses and other	6,825	8,800
Deferred income taxes	1,198	685
Assets held for sale	15,485	27,411
Total Current Assets	779,640	804,248

Land and buildings, net of accumulated depreciation of $15,953 and $11,358	327,890	255,372
Equipment and other, net of accumulated depreciation of $38,866 and $31,622	89,213	77,805
Goodwill	307,424	260,899
Other intangible assets, net of accumulated amortization of $129 and $89	69,054	50,247
Other non-current assets	6,136	4,143
Total Assets	$1,579,357	$1,452,714

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$422,411	$476,322
Floorplan notes payable: non-trade	77,268	54,130
Current maturities of long-term debt	16,557	6,868
Trade payables	39,794	30,917
Accrued liabilities	62,299	57,177
Liabilities held for sale	11,610	22,388
Total Current Liabilities	629,939	647,802

Used vehicle flooring	95,614	—
Real estate debt, less current maturities	155,890	154,046
Other long-term debt, less current maturities	140,879	136,505
Other long-term liabilities	13,509	10,440
Deferred income taxes	50,133	43,690
Total Liabilities	1,085,964	992,483

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,789 and 15,629	226,670	224,775
Class B common stock - no par value authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	5,574	2,559
Unearned compensation	—	(1,132)
Retained earnings	260,681	233,561
Total Stockholders’ Equity	493,393	460,231
Total Liabilities and Stockholders’ Equity	$1,579,357	$1,452,714

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004
Revenues:
New vehicle sales	$1,841,463	$1,631,316	$1,495,442
Used vehicle sales	862,397	805,448	726,544
Finance and insurance	119,936	107,564	94,991
Service, body and parts	343,747	302,960	273,630
Fleet and other	5,351	4,410	7,679
Total revenues	3,172,894	2,851,698	2,598,286
Cost of sales	2,634,417	2,359,999	2,163,585
Gross profit	538,477	491,699	434,701
Selling, general and administrative	406,569	357,617	326,168
Depreciation - buildings	4,600	3,690	2,716
Depreciation and amortization - other	12,471	10,285	9,775
Income from continuing operations	114,837	120,107	96,042
Other income (expense):
Floorplan interest expense	(34,636)	(17,580)	(12,221)
Other interest expense	(15,453)	(11,891)	(8,667)
Other income, net	958	953	739
	(49,131)	(28,518)	(20,149)
Income from continuing operations before income taxes	65,706	91,589	75,893
Income taxes	(25,369)	(35,610)	(29,397)
Income from continuing operations	40,337	55,979	46,496
Loss from discontinued operations, net of income tax benefit of $1,958, $1,542 and $558	(3,033)	(2,352)	(884)
Net income	$37,304	$53,627	$45,612

Basic income per share from continuing operations	$2.07	$2.92	$2.48
Basic loss per share from discontinued operations	(0.16)	(0.12)	(0.05)
Basic net income per share	$1.91	$2.80	$2.43

Shares used in basic per share calculations	19,485	19,175	18,773

Diluted income per share from continuing operations	$1.91	$2.65	$2.31
Diluted loss per share from discontinued operations	(0.14)	(0.11)	(0.04)
Diluted net income per share	$1.77	$2.54	$2.27

Shares used in diluted per share calculations	22,102	21,807	20,647

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income
For the years ended December 31, 2004, 2005 and 2006
(In thousands,)

	Common Stock				Additional			Total
	Class A		Class B		Paid In	Unearned	Retained	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Equity
Balance at December 31, 2003	14,693	$208,189	3,762	$468	$1,231	$—	$147,654	$357,542
Net income	—	—	—	—	—	—	45,612	45,612
Issuance of stock in connection with employee stock plans	450	7,159	—	—	—	—	—	7,159
Repurchase of Class A common stock	(1)	(13)	—	—	—	—	—	(13)
Compensation for stock option issuances and tax benefits from option exercises	—	—	—	—	580	—	—	580
Dividends paid	—	—	—	—	—	—	(5,634)	(5,634)
Balance at December 31, 2004	15,142	215,335	3,762	468	1,811	—	187,632	405,246
Net income	—	—	—	—	—	—	53,627	53,627
Issuance of stock in connection with employee stock plans	434	7,992	—	—	—	—	—	7,992
Issuance of restricted stock to employees	60	1,645				(1,645)	—	—
Amortization of unearned compensation	—	—	—	—	—	241	—	241
Shares forfeited by employees	(10)	(272)				272	—	—
Repurchase of Class A common stock	—	(10)	—	—	—	—	—	(10)
Compensation for stock and stock option issuances and tax benefits from option exercises	3	85	—	—	748	—	—	833
Dividends paid	—	—	—	—	—	—	(7,698)	(7,698)
Balance at December 31, 2005	15,629	224,775	3,762	468	2,559	(1,132)	233,561	460,231
Net income	—	—	—	—	—	—	37,304	37,304
Issuance of stock in connection with employee stock plans	299	6,844	—	—	—	—	—	6,844
Issuance of restricted stock to employees	73	—	—	—	—	—	—	—
Reversal of unearned compensation upon adoption of SFAS No. 123R	—	(1,132)	—	—	(134)	1,132	—	(134)
Shares forfeited by employees	(15)	—	—	—	—	—	—	—
Repurchase of Class A common stock	(197)	(4,720)	—	—	—	—	—	(4,720)
Compensation for stock and stock option issuances and tax benefits from option exercises	—	903	—	—	3,149	—	—	4,052
Dividends paid	—	—	—	—	—	—	(10,184)	(10,184)
Balance at December 31, 2006	15,789	$226,670	3,762	$468	$5,574	$—	$260,681	$493,393

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$37,304	$53,627	$45,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,071	13,975	12,491
Amortization of debt discount	145	—	—
Depreciation and amortization from discontinued operations	252	523	652
Stock-based compensation	3,534	490	240
Loss on sale of assets	193	525	889
Loss (gain) on sale of franchise	911	(28)	(883)
Deferred income taxes	6,312	5,286	10,939
Excess tax benefits from share-based payment arrangements	(369)	—	—
Decrease (increase), net of effect of acquisitions:
Trade and installment contract receivables, net	(8,137)	(11,864)	1,175
Contracts in transit	(3,758)	(9,540)	1,796
Inventories	45,360	(60,474)	(28,656)
Vehicles leased to others	(2,701)	(1,633)	(846)
Prepaid expenses and other	2,158	(1,682)	(1,493)
Other non-current assets	(1,993)	909	(2,441)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	(75,041)	71,772	25,663
Trade payables	8,839	4,117	2,245
Accrued liabilities	4,415	7,026	7,342
Other long-term liabilities and deferred revenue	3,444	(411)	2,393
Net cash provided by operating activities	37,939	72,618	77,118

Cash flows from investing activities:
Principal payments received on notes receivable	—	—	585
Capital expenditures:
Non-financeable	(28,690)	(21,093)	(13,156)
Financeable	(45,009)	(32,196)	(40,931)
Proceeds from sale of assets	512	11,652	2,124
Cash paid for acquisitions, net of cash acquired	(105,505)	(51,713)	(79,395)
Proceeds from sale of dealerships	3,915	6,696	8,756
Net cash used in investing activities	(174,777)	(86,654)	(122,017)

Cash flows from financing activities:
Floorplan notes payable: non-trade	16,005	3,354	(7,782)
Net borrowings (repayments) on lines of credit	94,000	9,314	(120,332)
Principal payments on long-term debt and capital leases	(9,008)	(7,454)	(13,326)
Proceeds from issuance of long-term debt	21,566	28,233	142,279
Debt issuance costs	—	—	(2,550)
Repurchase of common stock	(4,720)	(10)	(13)
Proceeds from issuance of common stock	6,844	7,994	7,083
Excess tax benefits from share-based payment arrangements	369	—	—
Dividends paid	(10,184)	(7,698)	(5,634)
Net cash provided by (used in) financing activities	114,872	33,733	(275)

Increase (decrease) in cash and cash equivalents	(21,966)	19,697	(45,174)

Cash and cash equivalents at beginning of period	48,566	28,869	74,043
Cash and cash equivalents at end of period	$26,600	$48,566	$28,869

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$49,779	$35,318	$25,499
Cash paid during the period for income taxes	17,697	23,463	18,775

Supplemental schedule of non-cash investing and financing activities:
Debt issued in connection with acquisitions	$6,822	$—	$12,000
Floorplan debt assumed in connection with acquisitions	48,450	39,542	51,884
Acquisition of capital lease	102	—	540
Assets acquired with debt	—	—	3,680
Debt paid by purchaser in connection with dealership disposals	—	6,550	—
Floorplan debt paid in connection with dealership disposals	19,407	25,554	8,975
Common stock received for the exercise price of stock options	—	428	—

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006, 2005 and 2004

(1)           Summary of Significant Accounting Policies

Organization and Business

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of December 31, 2006, we offered 26 brands of new vehicles through 187 franchises in 104 stores in the Western United States and over the Internet.  As of December 31, 2006, we operated 16 stores in Oregon, 15 in California, 14 in Texas, 12 in Washington, 7 in Idaho, 7 in Colorado, 7 in Alaska, 7 in Montana, 6 in Nevada, 4 in Iowa, 3 in Nebraska, 2 in South Dakota, 2 in North Dakota, 1 in New Mexico and 1 in Wisconsin. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

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

Year Ended December 31,	2006	2005	2004
Balance, beginning of period	$406	$436	$462
Bad debt expense	1,088	750	613
Write-offs	(2,623)	(1,796)	(1,356)
Recoveries	1,519	1,016	717
Balance, end of period	$390	$406	$436

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

Assets Held for Sale

At December 31, 2006 and 2005, assets held for sale of $15.5 million and $27.4 million, respectively, related to dealerships held for sale and were recorded on our balance sheet at the lower of book value or estimated fair market value, less applicable selling costs. See also Note 18.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are being depreciated over their estimated useful lives, on the straight-line basis. The range of estimated useful lives is as follows:

Buildings and improvements	40 years
Service equipment	5 to 10 years
Furniture, signs and fixtures	5 to 10 years

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant renewals and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant renewals and betterments are capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. Capitalized interest totaled $1.5 million, $0.9 million and $0.5 million, respectively, in 2006, 2005 and 2004.

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

Leases

We lease certain of our facilities under non-cancelable operating leases. These leases expire at various dates through 2066. Certain lease commitments contain fixed payment increases at predetermined intervals over the life of the lease, while other lease commitments are subject to escalation clauses of an amount equal to the increase in the cost of living based on the “Consumer Price Index - U.S. Cities Average - All Items for all Urban Consumers” published by the U.S. Department of Labor.  Lease expense is recognized on a straight-line basis over the life of the lease.

Leasehold improvements made at the inception of the lease or during the term of the lease are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease.

Long-Lived Asset Impairment

Long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows, including possible disposition, to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate.

Long-lived assets to be disposed of by sale are valued at the lower of book value or fair value less cost to sell. We did not record any long-lived asset impairments in 2006, 2005 or 2004.

Goodwill and Other Identifiable Intangible Assets

Goodwill represents the excess purchase price over fair value of net assets acquired, which is not allocable to separately identifiable intangible assets. Other identifiable intangible assets represent the franchise value of stores acquired since July 1, 2001, non-compete agreements and customer lists.  Non-compete agreements are amortized using the straight-line method over the contractual life of the agreement and customer lists are amortized using the straight-line method over their estimated lives of approximately five years. Except for our non-compete agreements and customer lists, all of our other identifiable intangible assets have indefinite useful lives. We determined that our franchise agreements have indefinite useful lives based on the following:

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

We tested our goodwill and other identifiable intangible assets for impairment utilizing the discounted cash flows method in accordance with the provisions of SFAS No. 142 as of December 31, 2006 and determined that no impairment losses were required to be recognized. Growth rates utilized in the calculation were derived from the U.S. Census Bureau on population growth and the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. The discount rate applied to the future cash flows was derived from a hybrid capital asset pricing model, which factors in an equity risk premium and a risk free rate combined with a weighted average cost of capital model.

Unearned Compensation

Unearned compensation at December 31, 2005 included the value of restricted stock issued to employees for which vesting provisions had not yet been met. Our unearned compensation balance of $1.1 million as of December 31, 2005, which was accounted for under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” was reclassified into our Class A common stock upon the adoptions of SFAS No. 123R, “Share-Based Payment.”

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

Advertising

We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Advertising expense, net of manufacturer cooperative advertising credits of $6.6 million, $5.2 million and $6.3 million, was $20.7 million, $18.7 million and $16.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Environmental Liabilities and Expenditures

Accruals for environmental matters, if any, are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated.  Accrued liabilities are exclusive of claims against third parties and are not discounted.

In general, on going costs related to environmental remediation are charged to expense. Environmental costs are capitalized if such costs increase the value of the property and/or mitigate or prevent contamination from future operations.

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

	2006			2005			2004
Year Ended December 31,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$40,337	19,485	$2.07	$55,979	19,175	$2.92	$46,496	18,773	$2.48
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	1,896	2,255	(0.12)	1,845	2,255	(0.21)	1,231	1,485	(0.12)
Stock options and unvested restricted stock	—	362	(0.04)	—	377	(0.06)	—	389	(0.05)
Diluted EPS
Income from continuing operations available to common stockholders	$42,233	22,102	$1.91	$57,824	21,807	$2.65	$47,727	20,647	$2.31

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		356			272			324

Concentrations of Risk

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. Receivables from all manufacturers accounted for 17.2% and 22.1%, respectively, of total accounts receivable at December 31, 2006 and 2005. Included in the 17.2% is one manufacturer who accounted for 9.7% of the total accounts receivable balance at December 31, 2006. Included in the 22.1% is one manufacturer who accounted for 11.9% of the total accounts receivable balance at December 31, 2005.

In addition, in 2006, 2005 and 2004, 35.2%, 34.7% and 35.2%, respectively, of our total revenue was derived from the sale of new vehicles from two manufacturers. In addition, historically approximately 70% of our new vehicle revenue is derived from domestic manufacturers. Any unusual event or economic slow-down in our domestic vehicle sales could impact our revenue mix significantly.

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

We have variable rate floor plan notes payable and other credit line borrowings that subject us to market risk exposure. At December 31, 2006 we had $643.7 million outstanding under such facilities at interest rates ranging from 6.47% to 7.50% per annum, $499.7 million of which was outstanding under our floorplan facilities. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. If we refinanced at market rates in effect at December 31, 2006, we would pay an additional $5.4 million in interest expense over the remaining lives, which is represented in the table below as the difference between book value and fair value at December 31, 2006. The interest rate changes affect the fair market value but do not impact earnings or cash flows. We monitor our fixed rate debt regularly, refinancing debt that is materially above market rates. The book value of our fixed rate debt and the fair value, based upon open market trades or on discounted cash flows, was as follows at December 31, 2006 and 2005 (in thousands):

December 31,	2006	2005
Book value of fixed rate debt	$218,943	$200,446
Fair value of fixed rate debt	$213,549	$195,645

We are also subjected to credit risk and market risk by entering into interest rate swaps. See below and also Note 7. We minimize the credit or repayment risk on our derivative instruments by entering into transactions with institutions whose credit rating is higher than Aa.

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

Estimates are used in the calculation of certain reserves maintained for charge backs on estimated cancellations of service contracts, life, accident and disability insurance policies, and finance fees from financial institutions. We also use estimates in the calculation of various expenses, accruals and reserves including anticipated workers compensation premium expenses related to a retrospective cost policy, estimated uncollectible accounts and notes receivable, discretionary employee bonus, environmental matters, warranty claims for our used vehicles, gross profit on service work performed on vehicles in inventory, estimate of revenue recognition on discounts received on parts inventory and stock-based compensation. We also make certain estimates regarding the assessment of the recoverability of goodwill and other intangible assets.

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

Sales Returns

As is typical in the automotive retailing industry, we do not allow for sales returns for our new or used vehicle sales, and have therefore not provided for an allowance for new or used vehicle sales returns. Vehicle sales are typically considered final when the vehicle is sold; however, there is a small percentage of vehicle sales where we experience a return of the vehicle after the sale. Also, in some of our stores, in connection with the implementation of our Assured Used Vehicle program, we are allowing customers a 3-day or 500 mile right of return on used vehicles as part of a this program to increase customer satisfaction. We have estimated the amount of vehicle returns using historical experience. We allow for customer returns on sales of our parts inventory up to 30days after the sale. Most parts returns generally occur within one to two weeks from the time of sale, and are not significant. We have not provided for an allowance for parts sales returns.

Legal Costs

We are a party to numerous legal proceedings arising in the normal course of business. We accrue for certain legal costs and potential settlement claims related to various proceedings that are estimable and probable in accordance with SFAS No. 5, “Accounting for Contingencies.”

Debt Issuance Costs and Loan Origination Fees

Debt issuance costs and loan origination fees paid, including incremental direct costs of completed loan agreements, are deferred and amortized over the life of the debt to which it relates and are shown as an increase to the related interest expense.

Warranty

We offer a 60-day limited warranty on the sale of retail used vehicles. We estimate our warranty liability based on the number of vehicles sold and an estimated claim cost per vehicle based on past experience. Each year, we analyze the warranty charges related to our used vehicle sales and update our per used vehicle warranty estimate. The estimated warranty is added to cost of sales upon sale of the related vehicle. At December 31, 2006 and 2005, accrued warranty totaled $215,000 and $176,000, respectively, and is included in other current liabilities on the consolidated balance sheets. A roll-forward of our warranty liability for the years ended December 31, 2006, 2005 and 2004 was as follows (in thousands):

Year Ended December 31,	2006	2005	2004
Balance, beginning of period	$176	$198	$220
Warranties issued	2,494	2,429	2,574
Reductions for warranty payments made	(3,025)	(2,434)	(2,562)
Adjustments and changes in estimates	570	(17)	(34)
Balance, end of period	$215	$176	$198

Comprehensive Income

There was no difference between net income and comprehensive income in 2006, 2005 or 2004.

Major Supplier and Franchise Agreements

We purchase substantially all of our new vehicles and inventory from various manufacturers at the prevailing prices charged by auto makers to all franchised dealers. Our overall sales could be impacted by the auto manufacturers’ inability or unwillingness to supply the dealership with an adequate supply of popular models.

We enter into agreements (the “Franchise Agreements”) with the manufacturers. The Franchise Agreements generally limit the location of the dealership and provide the auto manufacturer approval rights over changes in dealership management and ownership. The auto manufacturers are also entitled to terminate the Franchise Agreements if the dealership is in material breach of the terms. Our ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional dealerships. See also “Goodwill and Other Identifiable Intangible Assets” above.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS No. 123R, stock-based compensation cost for equity classified awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award). Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”) and related interpretations. We also followed the fair value disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.”

We have elected to adopt the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption, as well as to the unrecognized expense of awards not yet vested at the date of adoption. Such expense will be recognized as compensation expense in the periods after the date of adoption using the Black-Scholes valuation method over the remainder of the requisite service period. Our unearned compensation balance of $1.1 million as of December 31, 2005, which was accounted for under APB 25, was reclassified into our Class A common stock upon the adoptions of SFAS No. 123R. The cumulative effect of the change in accounting principle from APB 25 to SFAS No. 123R was not material.

Disclosure of net income and earnings per share as if the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense in prior periods is as follows (in thousands, except per share amounts):

Year Ended December 31,	2005	2004
Net income, as reported	$53,627	$45,612
Add - Stock-based employee compensation expense included in reported net income, net of related tax effects	303	148
Deduct - total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,480)	(3,313)
Net income, pro forma	$51,450	$42,447
Basic net income per share:
As reported	$2.80	$2.43
Pro forma	$2.68	$2.26
Diluted net income per share:
As reported	$2.54	$2.27
Pro forma	$2.44	$2.13

Segment Reporting

Based upon definitions contained within SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” we have determined that we operate in one segment, automotive retailing.

Reclassifications

Prior period results have been reclassified for the results of operations for dealerships that were transferred from continuing operations to discontinued operations during the current year.

In addition, in order to maintain consistency and comparability between periods, certain other immaterial amounts in our consolidated financial statements have been reclassified from previously reported balances to conform to the current year presentation.

(2)                                 Trade Receivables

Trade receivables consisted of the following (in thousands):

December 31,	2006	2005
Trade receivables	$14,086	$13,198
Vehicle receivables	25,427	14,906
Manufacturer receivables	20,446	23,569
Other	2,748	2,723
	62,707	54,396
Less: Allowances	(390)	(406)
Total receivables, net	$62,317	$53,990

Vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the customer.

(3)                                 Inventories and Related Notes Payable

The new and used vehicle inventory, collateralizing related notes payable, and other inventory were as follows (in thousands):

December 31,	2006		2005
	Inventory	Notes	Inventory	Notes
	Cost	Payable	Cost	Payable
New and program vehicles	$466,703	$499,679	$491,486	$530,452
Used vehicles	103,857	—	87,853	—
Parts and accessories	32,746	—	26,708	—
Total inventories	$603,306	$499,679	$606,047	$530,452

The inventory balance is generally reduced by manufacturer holdbacks and incentives, while the related floorplan notes payable are reflective of the gross cost of the vehicle. The floorplan notes payable, as shown in the above table, will generally also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability.

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

Ford Motor Credit, General Motors Acceptance Corporation (“GMAC”), Volkswagen Credit and BMW Financial Services NA, LLC have agreed to floor all of our new vehicles for their respective brands with DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation serving as the primary lenders for substantially all other brands. These new vehicle lines are secured by new vehicle inventory of the relevant brands. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity in our statements of cash flows.

At December 31, 2006 and 2005, used vehicles and parts and accessories inventory were pledged to collateralize our working capital, acquisition and used vehicle flooring credit facility.

On November 30, 2006, General Motors (“GM”) completed the sale of a majority equity stake in GMAC to an investment consortium.  Although GMAC will continue to be the exclusive provider of GM financial products and services and continues to have the relationships with GM, a majority equity stake in GMAC has been sold to an independent third-party and GM has indicated in its public filings that it no longer controls the GMAC entity.  As a result, we will be treating new vehicles financed by GMAC after the change in ownership control as floorplan notes payable: non-trade and related changes as a financing activity in our statements of cash flows. Vehicles financed prior to this change in control will continue to be classified as floorplan notes payable: trade, with related changes reflected as operating activities in our statements of cash flows, since these GMAC vehicle financings occurred while GM retained control of GMAC as its captive finance subsidiary.

(4)                                 Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

December 31,	2006	2005
Buildings and improvements	$187,747	$150,916
Service equipment	34,424	29,152
Furniture, signs and fixtures	91,174	79,453
	313,345	259,521
Less accumulated depreciation – buildings	(15,953)	(11,358)
Less accumulated depreciation – equipment and other	(38,866)	(31,622)
	258,526	216,541
Land	148,773	109,464
Construction in progress, buildings	7,323	6,350
Construction in progress, other	2,481	822
	$417,103	$333,177

(5)                                 Goodwill and Other Intangible Assets

The roll-forward of goodwill was as follows (in thousands):

Year Ended December 31,	2006	2005
Balance, beginning of year	$260,899	$244,532
Goodwill acquired and post acquisition adjustments	47,169	21,865
Goodwill included in assets held for sale	(367)	(2,368)
Goodwill included in gain or loss on disposal of franchises and discontinued operations	(277)	(3,130)
Balance, end of year	$307,424	$260,899

The amount of goodwill assigned to a discontinued operation is generally determined based on the subject dealership’s discounted cash flows as it relates to the discounted cash flows of the reporting unit.

At December 31, 2006 and 2005, other intangible assets included the value of franchise agreements, non-compete agreements and customer lists. The value attributed to franchise agreements has an indefinite useful life and non-compete agreements and customer lists are amortized on a straight-line basis over the life of the agreements, typically 3 to 5 years.

The gross amount of other intangible assets and the related accumulated amortization for non-compete agreements and customer lists were as follows (in thousands):

December 31,	2006	2005
Franchise value	$68,936	$50,161

Non-compete agreements and customer lists	247	175
Accumulated amortization	(129)	(89)
Net non-compete agreements and customer lists	118	86
Total other intangible assets, net	$69,054	$50,247

Amortization expense related to the non-compete agreements and customer lists is not material.

(6)                                 Trade Payables

Trade payables consisted of the following (in thousands):

December 31,	2006	2005
Trade payables	$12,510	$10,450
Lien payables	13,388	10,832
Manufacturer payables	7,324	4,744
Other	6,572	4,891
Total trade payables	$39,794	$30,917

Lien payables represent amounts owed to financial institutions for customer vehicle trade-ins.

(7)                                 Derivative Financial Instruments

We have entered into interest rate swaps to manage the variability of our interest rate exposure, thus leveling a portion of our interest expense in a rising or falling rate environment. All of our interest rate swaps were designated as cash flow hedging instruments at December 31, 2006, and we anticipate that our interest rate swaps will continue to qualify for hedge accounting in the future. Accordingly, the changes in fair value of the interest rate swaps below will be reflected as a component of other comprehensive income in the equity section of our balance sheet in future periods. However, in the current period financial statements, the changes in market value of the interest rate swaps were included in floorplan interest expense as gains (losses) of $(1.9) million, $4.1 million and $3.7 million, respectively, in 2006, 2005 and 2004. Although in the current period the swaps did not qualify for hedge accounting, the derivatives did serve to economically hedge interest costs.

On a quarterly basis, we will test the effectiveness of our hedges both retrospectively and prospectively using regression analysis. Ineffectiveness equals the amount the change in fair market value of the swap from designation to current period end outperforms the change in fair market value of the hypothetical derivative from designation to current period end. The following information will be documented on a quarterly basis: 1) whether or not it remains probable that we will continue to have debt outstanding under the underlying debt agreement, or any replacement debt of at least the notional amount of the swap; 2) the actual notional amount of the underlying debt; 3) the current variable rate index on the underlying debt; 4) the current reset date on the underlying debt; and 5) the derivative counterparty credit quality, which will include documentation of any degradation and its impact on derivative asset values. Any ineffectiveness will be reflected in the floorplan interest expense in our statement of operations in the period in which it occurs.  There was no ineffectiveness as of December 31, 2006.

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

As of December 31, 2006, we have outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

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

•                  effective March 18, 2004 – a five year, $25 million interest rate swap at a fixed rate of 3.10% per annum, variable rate adjusted on the 1st and 16th of each month; and

•                  effective June 16, 2006 – a ten year, $25 million interest rate swap at a fixed rate of 5.587% per annum, variable rate adjusted on the 1st and 16th of each month.

We earn interest on all of the interest rate swaps at the one-month LIBOR rate.  The one-month LIBOR rate at December 31, 2006 was 5.32% per annum.

The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. At December 31, 2006 and 2005, the fair values of all of our agreements totaled $3.4 million and $5.4 million, respectively, and were recorded as components of other current and long-term assets and liabilities on our balance sheets. The periodic changes in the fair values are recorded currently as a component of floorplan interest expense. The difference between interest earned and the interest obligation results in a monthly settlement, which is also recorded currently in the statement of operations as a component of floorplan interest expense.

(8)                                 Lines of Credit and Long-Term Debt

Lines of Credit

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

The facility agreement includes financial and restrictive covenants typical of such agreements. Financial covenants include requirements to maintain a minimum total net worth and imposes minimum current ratio, fixed charge coverage ratio and cash flow leverage ratio requirements. The covenants restrict us from incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets. At December 31, 2006, we were in compliance with all of the financial and restrictive covenants.

In addition, cash dividends are limited to $15 million per fiscal year and repurchases by us of our common stock are limited to $20 million per fiscal year.

Upon entering into this agreement, we terminated our previous $150 million working capital and used vehicle flooring credit facility with DaimlerChrysler Services North America LLC and Toyota Motor Credit Corporation and our $50 million revolving line of credit for leased vehicles and equipment purchases with U.S. Bank N.A.

Ford Motor Credit, GMAC, Volkswagen Credit and BMW Financial Services NA, LLC have agreed to floor all of our new vehicles for their respective brands with DCFS and TMCC serving as the primary lenders for substantially all other brands. These new vehicle lines are secured by new vehicle inventory of the relevant brands. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity in our statements of cash flows.

On November 30, 2006, GM completed the sale of a majority equity stake in GMAC to an investment consortium.  Although GMAC will continue to be the exclusive provider of GM financial products and services and continues to have the relationships with GM, a majority equity stake in GMAC has been sold to an independent third-party and GM has indicated in its public filings that it no longer controls the GMAC entity.  As a result, we will be treating new vehicles financed by GMAC after the change in ownership control as floorplan notes payable: non-trade and related changes as a financing activity in our statements of cash flows. Vehicles financed prior to this change in control will continue to be classified as floorplan notes payable: trade, with related changes reflected as operating activities in our statements of cash flows, since these GMAC vehicle financings occurred while GM retained control of GMAC as its captive finance subsidiary.

Interest rates on all of the above facilities ranged from 6.47% to 7.50% at December 31, 2006.  Amounts outstanding on the lines at December 31, 2006, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at December 31, 2006	Remaining Availability as of December 31, 2006
New and program vehicle lines	$499,679		$(1)
Working capital, acquisition and used vehicle line	144,000	80,089	(2)
	$643,679	$80,089

(1)          There are no formal limits on the new and program vehicle lines with certain lenders.

(2)          Reduced by $911,000 for outstanding letters of credit.

Senior Subordinated Convertible Notes

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

A declaration and payment of a dividend in excess of $0.08 per share per quarter will result in an adjustment in the conversion rate for the notes if such cumulative adjustment exceeds 1% of the current conversion rate. We declared dividends of $0.14 per share for the quarters ended June 30, September 30 and December 31, 2006 and dividends of $0.12 per share for each of the four preceding quarters. As of December 31, 2006, the affect of such dividends did not yet reach the 1% threshold amount and no adjustment in the conversion rate was currently required.  See also Note 20, Subsequent Event.

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

Summary

Long-term debt consisted of the following (in thousands):

December 31,	2006	2005
Variable Rate Debt:
Equipment and leased vehicle line of credit, terminated August 2006	$—	$50,000
Working capital, acquisition and used vehicle floorplan line of credit, expiring August 31, 2009	144,000	—
Mortgages payable in monthly installments of $406, including interest between 7.1% and 9.4%, maturing through April 2024; secured by land and buildings	42,437	44,090
Notes payable in monthly installments of $26, including interest between 0.0% and 7.25%, maturing at various dates through 2007; secured by vehicles leased to others	3,540	2,704
Notes payable related to acquisitions, with interest rate of 8.25%, maturing February 2008	20	179
Total Variable Rate Debt	189,997	96,973
Fixed Rate Debt:
2.875% senior subordinated convertible notes, due May 2014 with interest due semi-annually in May and November of each year	85,000	85,000
Mortgages payable in monthly installments of $927, including interest between 4.0% and 8.2%, maturing fully May 2022; secured by land and buildings	126,146	113,702
Notes payable related to acquisitions, with interest rates between 4.0% and 5.0%, maturing at various dates through May 2018	7,213	1,235
Capital lease obligations, net of interest of $144, with monthly lease payments of $6	584	509
Total Fixed Rate Debt	218,943	200,446
Total Long-Term Debt	408,940	297,419
Less current maturities	(16,557)	(6,868)
	$392,383	$290,551

The schedule of future principal payments on long-term debt as of December 31, 2006 was as follows (in thousands):

Year Ending December 31,
2007	$16,557
2008	38,727
2009	167,836
2010	9,974
2011	22,860
Thereafter	152,986
Total principal payments	$408,940

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

(10)                          Cost of Sales

Cost of sales categorized by revenue category from continuing operations was as follows (in thousands):

Year Ended December 31,	2006	2005	2004
New vehicle sales	$1,700,481	$1,501,062	$1,378,188
Used vehicle sales	753,256	697,908	635,031
Service, body and parts	176,920	158,043	143,905
Fleet and other	3,760	2,986	6,461
	$2,634,417	$2,359,999	$2,163,585

(11)                          Income Taxes

Income tax expense from continuing operations was as follows (in thousands):

Year Ended December 31,	2006	2005	2004
Current:
Federal	$17,195	$25,683	$15,193
State	2,243	3,672	2,211
	19,438	29,355	17,404
Deferred:
Federal	5,200	5,514	10,624
State	731	741	1,369
	5,931	6,255	11,993
Total	$25,369	$35,610	$29,397

At December 31, 2006 and 2005, we had income taxes payable totaling $0.6 million and $1.1 million, respectively.

Individually significant components of the deferred tax assets and liabilities are presented below (in thousands):

December 31,	2006	2005
Deferred tax assets:
Deferred revenue and cancellation reserves	$6,336	$5,366
Allowance and accruals	6,124	5,031
Total deferred tax assets	12,460	10,397

Deferred tax liabilities:
Inventories	(4,553)	(4,677)
Interest expense	(2,961)	(3,045)
Goodwill	(35,140)	(29,185)
Property and equipment, principally due to differences in depreciation	(17,550)	(15,632)
Prepaids and property taxes	(1,191)	(863)
Total deferred tax liabilities	(61,395)	(53,402)
Total	$(48,935)	$(43,005)

In 2006, 2005 and 2004, income tax benefits attributable to employee stock option transactions of $382,000, $584,000 and $415,000, respectively, were allocated to stockholders’ equity.

The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax expense from continuing operations for 2006, 2005 and 2004 is shown in the following tabulation (in thousands):

Year Ended December 31,	2006	2005	2004
Computed “expected” tax expense	$22,997	$32,054	$26,573
State taxes, net of federal income tax benefit	2,016	2,951	2,315
Other	356	605	509
Income tax expense	$25,369	$35,610	$29,397

(12)                          401(k) Profit Sharing Plan

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $1.2 million, $1.8 million and $1.3 million were recognized for the years ended December 31, 2006, 2005 and 2004, respectively. Employees may contribute to the plan as they meet certain eligibility requirements.

(13)                          Stock Incentive Plans

2003 Stock Incentive Plan

Our 2003 Stock Incentive Plan (the “2003 Plan”) allows for the granting of up to a total of 2.2 million nonqualified stock options and shares of restricted stock to our officers, key employees and consultants. We also have options outstanding and exercisable pursuant to their original terms pursuant to prior plans. Options canceled under prior plans do not return to the pool of options to be granted again in the future. All of our option plans are administered by the Compensation Committee of the Board and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control. Options become exercisable over a period of up to five years from the date of grant with expiration dates up to ten years from the date of grant and at exercise prices as determined by the Board.  Beginning in 2004, the expiration date of options granted was reduced to six years. At December 31, 2006, 2,420,147 shares of Class A common stock were reserved for issuance under the plans, of which 1,191,990 were available for future grant.

Activity under the above plan was as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Balances, December 31, 2005	1,227,684	$19.06
Granted	112,000	31.67
Forfeited	(40,604)	25.53
Expired	—	—
Exercised	(70,923)	15.01
Balances, December 31, 2006	1,228,157	20.23

	Non-Vested Stock	Weighted Average Grant Date Fair Value
Balances, December 31, 2005	49,767	$27.58
Granted	73,328	31.73
Vested	(4,400)	32.22
Forfeited	(15,492)	29.72
Balances, December 31, 2006	103,203	30.01

Certain information regarding options outstanding as of December 31, 2006 was as follows:

	Options Outstanding	Options Exercisable
Number	1,228,157	630,586
Weighted average per share exercise price	$20.23	$15.14
Aggregate intrinsic value	$11.1 million	$8.7 million
Weighted average remaining contractual term	4.1 years	3.9 years

As of December 31, 2006, unrecognized stock-based compensation related to outstanding, but unvested stock option and stock awards was $4.7 million, which will be recognized over the weighted average remaining vesting period of 2.4 years.

1998 Employee Stock Purchase Plan

In 1998, the Board of Directors and the stockholders approved the implementation of an Employee Stock Purchase Plan (the “Purchase Plan”), and, as amended in May 2006, have reserved a total of 2.45 million shares of Class A common stock for issuance thereunder. The Purchase Plan expires December 31, 2012. The Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board. Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock up to $25,000 of fair market value of our Class A common stock annually. Prior to April 1, 2005, the purchase price for shares purchased under the Purchase Plan was 85% of the lesser of the fair market value at the beginning or end of the purchase period. Beginning April 1, 2005, the purchase price is equal to 85% of the fair market value at the end of the purchase period. During 2006, a total of 227,860 shares were purchased under the Purchase Plan at a weighted average price of $25.37 per share, which represented a weighted average discount from the fair market value of $4.46 per share. As of December 31, 2006, 756,600 shares remained available for purchase under the Purchase Plan.

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

Year Ended December 31,	2006	2005	2004
Employee Stock Purchase Plan(1)
Risk-free interest rates	—	2.32%	0.93% - 1.71%
Dividend yield	—	1.23%	0.99% - 1.45%
Expected lives	—	3 months	3 months
Volatility	—	28.18%	28.11% - 47.31%
Discount for post vesting restrictions	—	0.0%	0.0%

Option Plans
Risk-free interest rates(2)	4.77%	3.58% - 3.71%	2.80%
Dividend yield(3)	1.51%	1.16% - 1.20%	1.04%
Expected term(4)	4.7 – 5.3 years	5.4 years	5.4 years
Volatility(5)	35.31%	41.92% - 42.04%	43.32%
Discount for post vesting restrictions	0.0%	0.0%	0.0%

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

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2006	2005	2004
Weighted average grant-date per share fair value of share options granted	$10.93	$10.69	$11.52
Per share intrinsic value of non-vested stock granted	31.73	27.54	23.81
Weighted average per share discount for compensation expense recognized under the Purchase Plan	4.37	4.69	5.13
Total intrinsic value of share options exercised	1.1 million	2.6 million	3.0 million
Fair value of non-vested shares that vested during the period	142,000	86,000	76,000
Stock-based compensation recognized in results of operations (all as a component of selling, general and administrative expense)	3.5 million	490,000	240,000
Tax benefit recognized in statement of operations	714,000	187,000	93,000
Cash received from options exercised and shares purchased under all share-based arrangements	6.8 million	8.0 million	7.1 million
Tax deduction realized related to stock options exercised	424,000	707,000	450,000

Prior to the adoption of SFAS No. 123R, excess tax benefits realized upon the exercise of stock options were classified as an operating activity in our statements of cash flows. SFAS No. 123R requires that these excess tax benefits be reclassified in the statements of cash flows as a cash flow from financing activities.  For 2006, the amount of excess tax benefits that were shown as a financing activity in our statements of cash flows was $369,000.

The following reconciles what certain operating results would have been without the effects of applying SFAS No. 123R in 2006 (in thousands, except per share amounts):

	As Reported	Pro Forma without effects of applying SFAS No. 123R
Income from continuing operations before income taxes	$65,706	$68,716
Net income	37,304	39,820
Cash flow from operating activities	37,939	38,308
Cash flow from financing activities	114,872	114,503
Basic earnings per share	1.91	2.04
Diluted earnings per share	1.77	1.89

(14)                          Dividend Payments

For the period January 1, 2004 through December 31, 2006, we declared and paid dividends as follows:

Quarter related to:	Dividend amount per share	Total amount of dividend (in thousands)
2003
Fourth quarter	$0.07	$1,304

2004
First quarter	0.07	1,312
Second quarter	0.08	1,506
Third quarter	0.08	1,512
Fourth quarter	0.08	1,528

2005
First quarter	0.08	1,536
Second quarter	0.12	2,312
Third quarter	0.12	2,322
Fourth quarter	0.12	2,338

2006
First quarter	0.12	2,354
Second quarter	0.14	2,754
Third quarter	0.14	2,738

See also Note 20 for information regarding the declaration and payment of a dividend related to the fourth quarter of 2006.

(15)                          Commitments and Contingencies

Leases

The minimum lease payments under our operating leases after December 31, 2006 were as follows (in thousands):

Year Ending December 31,
2007	$23,911
2008	22,722
2009	18,693
2010	15,742
2011	12,814
Thereafter	90,738
Total minimum lease payments	184,620
Less: sublease rentals	(2,238)
$182,382

Rental expense, net of rent income, for all operating leases was $20.0 million, $17.9 million and $18.0 million for the years ended December 31, 2006, 2005 and 2004, respectively.  These amounts are included as a component of selling, general and administrative expenses in our statements of operations.

Primarily in connection with dispositions of dealerships, we occasionally assign or sublet our interests in any real property leases associated with such dealerships to the purchaser.  We often retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment of subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. However, we generally have indemnification rights against the assignee or sublessee in the event of non-performance, as well as certain other defenses. We may also be called upon to perform other obligations under these leases, such as environmental remediation of the premises or repairs upon termination of the lease. Although we currently have no reason to believe that we will be called upon to perform any such services, there can be no assurance that any future performance required by us under these leases will not have a material adverse effect on our financial condition or results of operations. Lease rental payments under assigned or sublet leases for their remaining terms totaled approximately $4.0 million at December 31, 2006.

Capital Commitments

We had capital commitments of $62.7 million at December 31, 2006 for the construction of nine new facilities and additions to two existing facilities. Of the new facilities, five are replacing existing facilities. We have already incurred $6.1 million for these projects and anticipate incurring an additional $45.0 million in 2007 and $17.7 million in 2008.

We also had capital commitments of $1.6 million for the acquisition and development of hardware and software for several information technology initiatives. We anticipate incurring these amounts during 2007.

In addition to the above, we have approximately $112.3 million in planned capital expenditures under consideration for various new facilities and remodeling projects. These projects are still in the planning stage or are awaiting approvals from governmental agencies or manufacturers.

Charge-Backs for Various Contracts

We have recorded a reserve for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. At December 31, 2006, this reserve totaled $14.5 million. Based on past experience, we estimate that the $14.5 million will be paid out as follows: $8.8 million in 2007; $3.8 million in 2008; $1.4 million in 2009; $0.4 million in 2010; and $0.1 million thereafter.

Regulatory Compliance

We are subject to numerous state and federal regulations common in the automotive sector that cover retail transactions with customers and employment and trade practices. We do not anticipate that compliance with these regulations will have an adverse effect on our business, consolidated results of operations, financial condition or cash flows, although such outcome is possible given the nature of our operations and the legal and regulatory environment affecting our business.

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

On September 23, 2005, Maria Anabel Aripe and 19 other plaintiffs (“Aripe Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 05-3083-HO) against Lithia Motors, Inc., 12 of its wholly-owned subsidiaries and certain officers and employees of Lithia, alleging violations of state and federal RICO laws, the Oregon UTPA, common law fraud and TILA. The Aripe Plaintiffs seek actual damages of less than $600,000, trebled, approximately $3.7 million in mental distress claims, trebled, punitive damages of $12.6 million, attorney’s fees and injunctive relief. The Aripe Plaintiffs’ Complaint stems from vehicle purchases made at Lithia dealerships between May 2001 and August 2005 and is substantially similar to the allegations made in the Allen case. We expect certain of the rulings in the Allen case to apply equally to this case  and proceedings in this matter are awaiting rulings in the Allen case.  Once resolved, we further expect to file motions directed at all claims.

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

(16)                          Related Party Transactions

Mark DeBoer Construction

During 2005 and 2004, we paid Mark DeBoer Construction, Inc. $0.8 million, and $1.6 million, respectively, for remodeling certain of our facilities.  Mark DeBoer is the son of Sidney B. DeBoer, our Chairman and Chief Executive Officer. These amounts included $162,000 and $0.7 million, respectively, paid for subcontractors and materials, $102,000 and $42,000, respectively for permits, licenses, travel and various miscellaneous fees, and $0.5 million and $0.9 million, respectively, for contractor fees. We believe the amounts paid were fair in comparison with fees negotiated with independent third parties and all significant transactions were reviewed and approved by our independent audit committee. Commencing January 1, 2006, Mark DeBoer became a full-time employee of Lithia with the title of Vice President Real Estate.

(17)                          Acquisitions

The following acquisitions were made in 2006:

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

•                  In October 2006, we acquired the Hansen Motors Group in Grand Forks, North Dakota. The stores had annualized combined revenues of approximately $85 million.

•                  In October 2006, we acquired the My BMW and My Porsche stores in Seaside, California. The stores had annualized combined revenues of approximately $70 million. The stores were renamed BMW of Monterey and Porsche of Monterey.

•                  In October 2006, we acquired the Midwest Automotive stores in Des Moines, Iowa. The stores had annualized combined revenues of approximately $65 million. The stores were renamed BMW of Des Moines and Mercedes-Benz of Des Moines.

•                  In December 2006, we acquired the Allen Motor company stores in Cedar Rapids, Iowa. The stores had annualized combined revenues of approximately $80 million. The stores were renamed Buick GMC Cadillac of North Cedar Rapids, Saturn of Cedar Rapids and Kia of Cedar Rapids.

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

The above acquisitions were all accounted for under the purchase method of accounting. Unaudited pro forma results of operations assuming all of the above acquisitions occurred as of January 1, 2005 were as follows (in thousands, except per share amounts).

Year Ended December 31,	2006	2005
Total revenues	$3,408,302	$3,409,179
Net income	35,650	57,418
Basic earnings per share	1.83	2.99
Diluted earnings per share	1.70	2.72

There are no future contingent payouts related to any of the 2005 or 2006 acquisitions and no portion of the purchase price was paid with our equity securities. During 2006, we acquired the 13 stores discussed above for $105.5 million, which included $47.2 million of goodwill and $20.1 million of other intangible assets. During 2005, we acquired the eight stores discussed above for $51.7 million, which included $21.9 million of goodwill and $8.4 million of other intangible assets.

Within one year from the purchase date of each store, we may update the value allocated to its purchased assets and the resulting goodwill balances as a result of information received regarding the valuation of such assets that was not available at the time of purchase. At December 31, 2006, there were 13 store acquisitions within the one year allocation window. All of the goodwill from the above acquisitions is expected to be deductible for tax purposes.”

(18)                          Discontinued Operations

We continually monitor the performance of each of our dealerships and make determinations to sell based primarily on return on capital criteria.  When a dealership meets the criteria of “held for sale,” as defined in SFAS No. 144, the results of operations are reclassified into discontinued operations. All dealerships included in discontinued operations have been, or will be, eliminated from our on-going operations upon completion of the sale. We anticipate the completion of the sale for each dealership to occur within 12 months from the date of determination.

During 2006, we disposed of two of our dealerships that were held for sale at December 31, 2005 and classified two additional dealerships as discontinued operations, which were held for sale at December 31, 2006. During 2005, we sold a building we had held for sale at December 31, 2004, sold one dealership and classified two additional dealerships as discontinued operations, which were held for sale at December 31, 2005. During 2004, we disposed of the franchises included with a dealership we had held for sale at December 31, 2003.

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2006	2005	2004
Revenue	$60,044	$129,602	$181,484
Pre-tax loss	(4,991)	(3,894)	(1,442)
Gain (loss) on disposal of discontinued operations, net of tax	(554)	16	186
Amount of goodwill and other intangible assets disposed of	3,552	4,406	1,900

The pre-tax loss in 2006 included legal settlements related to dealerships in California that were sold in prior years.

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

Assets held for sale included the following (in thousands):

December 31,	2006	2005
Inventories	$11,594	$22,703
Property, plant and equipment	2,949	817
Goodwill and other intangible assets	942	3,891
	$15,485	$27,411

Liabilities held for sale included the following (in thousands):

December 31,	2006	2005
Floorplan notes payable	$9,605	$22,388
Real estate debt	2,005	—
	$11,610	$22,388

(19)                          Recent Accounting Pronouncements

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We are currently analyzing the effects of adopting SFAS No. 159.

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

Staff Accounting Bulletin No. 108

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We adopted SAB No. 108 in the fourth quarter of 2006. The adoption of SAB No. 108 did not have a material effect on our financial position or results of operations.

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

FASB Interpretation No. 48

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of SFAS No. 109, “Accounting for Income Taxes.”  Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109. The interpretation applies to situations where the uncertainty is to the timing of the deduction, the amount of the deduction, or the validity of the deduction. Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (January 1, 2007 for calendar-year companies).  At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Positions that meet this criterion should be measured using the largest benefit that is more than 50 percent likely to be realized.  The necessary adjustment should be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle. Retrospective application is prohibited. The expected adjustment to retained earnings upon adoption of Interpretation No. 48 is approximately $706,000; however, it is expected to have no effect on results of operations or cash flow.

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

(20)                          Subsequent Events

Dividend

In January 2007, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.14 per share for the fourth quarter of 2006. The dividend, which totaled approximately $2.7 million, was paid on January 30, 2007 to shareholders of record on January 16, 2007.

Acquisition

In February 2007, we acquired Jordan Motors, Inc. with dealerships in Ames, Johnston and Des Moines, Iowa. The stores had annualized combined revenues of approximately $100 million. The stores were renamed Honda of Ames, Lithia Nissan of Ames, Acura of Johnston, Lithia Infiniti of Des Moines, Lithia Volkswagen of Des Moines and Audi Des Moines.

Change in Subordinate Note Conversion Rate

A declaration and payment of a dividend in excess of $0.08 per share per quarter will result in an adjustment in the conversion rate for the notes if such cumulative adjustment exceeds 1% of the current conversion rate. Effective January 17, 2007, we exceeded the 1% threshold required for a change in the conversion rate. With this change, the conversion rate per $1,000 of notes increased to 26.8556 from 26.5331.