Form 10-Q
period 2007-03-31
LITHIA MOTORS INC
filed 2007-05-08
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	15,881,507
Class B common stock without par value	3,762,231
(Class)	(Outstanding at May 3, 2007)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$21,023	$26,600
Contracts in transit	62,334	56,211
Trade receivables, net of allowance for doubtful accounts of $413 and $390	67,785	62,317
Inventories, net	599,942	603,306
Vehicles leased to others, current portion	8,789	7,698
Prepaid expenses and other	6,310	6,825
Deferred income taxes	610	1,198
Assets held for sale	13,324	15,485
Total Current Assets	780,117	779,640

Land and buildings, net of accumulated depreciation of $17,213 and $15,953	339,924	327,890
Equipment and other, net of accumulated depreciation of $40,185 and $38,866	96,689	89,213
Goodwill	314,877	307,424
Other intangible assets, net of accumulated amortization of $28 and $21	72,036	69,054
Other non-current assets	5,343	6,136
Total Assets	$1,608,986	$1,579,357

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$341,607	$422,411
Floorplan notes payable: non-trade	154,347	77,268
Current maturities of long-term debt	32,277	16,557
Trade payables	40,366	39,794
Accrued liabilities	61,113	62,299
Liabilities held for sale	9,880	11,610
Total Current Liabilities	639,590	629,939

Used vehicle credit facility	95,789	95,614
Real estate debt, less current maturities	149,112	155,890
Other long-term debt, less current maturities	156,806	140,879
Other long-term liabilities	13,117	13,509
Deferred income taxes	56,793	50,133
Total Liabilities	1,111,207	1,085,964

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,811 and 15,789	225,320	226,670
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	6,318	5,574
Accumulated other comprehensive loss	(44)	—
Retained earnings	265,717	260,681
Total Stockholders’ Equity	497,779	493,393
Total Liabilities and Stockholders’ Equity	$1,608,986	$1,579,357

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues:
New vehicle sales	$451,156	$420,395
Used vehicle sales	221,771	206,506
Finance and insurance	30,405	27,231
Service, body and parts	96,635	81,084
Fleet and other	689	1,155
Total revenues	800,656	736,371
Cost of sales	660,665	608,593
Gross profit	139,991	127,778
Selling, general and administrative	111,027	97,564
Depreciation - buildings	1,386	1,090
Depreciation and amortization - other	3,513	2,893
Income from continuing operations	24,065	26,231
Other income (expense):
Floorplan interest expense	(7,656)	(5,405)
Other interest expense	(4,976)	(3,299)
Other income, net	212	378
	(12,420)	(8,326)
Income from continuing operations before income taxes	11,645	17,905
Income taxes	(4,576)	(6,969)
Income from continuing operations	7,069	10,936
Income (loss) from discontinued operations, net of income tax expense (benefit) of $3 and $(866)	6	(1,568)
Net income	$7,075	$9,368

Basic income per share from continuing operations	$0.36	$0.56
Basic loss per share from discontinued operations	—	(0.08)
Basic net income per share	$0.36	$0.48

Shares used in basic per share calculations	19,492	19,426

Diluted income per share from continuing operations	$0.34	$0.52
Diluted loss per share from discontinued operations	—	(0.07)
Diluted net income per share	$0.34	$0.45

Shares used in diluted per share calculations	22,131	22,066

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$7,075	$9,368
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,899	3,983
Depreciation and amortization from discontinued operations	—	63
Amortization of debt discount	54	—
Stock-based compensation	748	649
(Gain) loss on sale of assets	73	(8)
Deferred income taxes	8,147	1,133
Excess tax benefits from share-based payment arrangements	(166)	(315)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(5,265)	1,883
Contracts in transit	(6,123)	794
Inventories	16,385	(46,555)
Vehicles leased to others	(1,451)	(648)
Prepaid expenses and other	693	2,276
Other non-current assets	740	(3,562)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	(82,530)	14,656
Trade payables	572	(488)
Accrued liabilities	(1,085)	7,246
Other long-term liabilities and deferred revenue	(684)	(249)
Net cash used in operating activities	(57,918)	(9,774)

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(5,056)	(7,231)
Financeable	(22,589)	(7,514)
Proceeds from sale of assets	3,748	279
Cash paid for acquisitions, net of cash acquired	(12,459)	—
Proceeds from sale of dealerships	—	2,226
Net cash used in investing activities	(36,356)	(12,240)

Cash flows from financing activities:
Flooring notes payable: non-trade	67,932	5,663
Net borrowings (repayments) on lines of credit	16,081	(13,000)
Principal payments on long-term debt and capital leases	(2,635)	(1,891)
Proceeds from issuance of long-term debt	11,516	16,009
Proceeds from issuance of common stock	1,737	2,115
Excess tax benefits from share-based payment arrangements	166	315
Repurchases of common stock	(3,355)	—
Dividends paid	(2,745)	(2,338)
Net cash provided by financing activities	88,697	6,873

Decrease in cash and cash equivalents	(5,577)	(15,141)

Cash and cash equivalents:
Beginning of period	26,600	48,566
End of period	$21,023	$33,425

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12,937	$9,291
Cash paid during the period for income taxes	37	15

Supplemental schedule of noncash investing and financing activities:
Floorplan debt acquired in connection with acquisitions	$13,232	$—
Floorplan debt paid by purchaser in connection with dealership disposals	—	4,713
Common stock received for the exercise price of stock options	87	—

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Basis of Presentation

These condensed consolidated financial statements contain unaudited information as of March 31, 2007 and for the three-month periods ended March 31, 2007 and 2006. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2006 is derived from our 2006 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2.  Inventories

Inventories are valued at the lower of market value or cost, using the specific identification method for vehicles and parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories consisted of the following (in thousands):

	March 31, 2007	December 31, 2006
New and program vehicles	$462,110	$466,703
Used vehicles	105,256	103,857
Parts and accessories	32,576	32,746
	$599,942	$603,306

Note 3.  Earnings Per Share

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	2007			2006
Three Months Ended March 31,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$7,069	19,492	$0.36	$10,936	19,426	$0.56
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	448	2,278	(0.02)	467	2,255	(0.03)
Stock options and unvested restricted stock	—	361	—	—	385	(0.01)
Diluted EPS
Income from continuing operations available to common stockholders	$7,517	22,131	$0.34	$11,403	22,066	$0.52

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		464			—

Note 4.  Comprehensive Income

Comprehensive income for the three-month period ended March 31, 2007 included the change in the fair value of cash flow hedging instruments, since their designation date of December 31, 2006, that are reflected in stockholders’ equity, net of tax, instead of net income. Comprehensive income was the same as net income for the three-month period ended March 31, 2006. The following table sets forth the calculation of comprehensive income for the three-month period ended March 31, 2007 (in thousands):

Three Months Ended March 31,	2007
Net income	$7,075
Cash flow hedges:
Derivative loss, net of tax effect of $27	(44)
Total comprehensive income	$7,031

Note 5.  Acquisitions

The following acquisition was made in the first quarter of 2007:

•                  In February 2007, we acquired Jordan Motors, Inc., which was comprised of four stores, in Ames, Johnston and Des Moines, Iowa. The stores had annualized combined revenues of approximately $100 million. The stores were renamed Honda of Ames, Lithia Nissan of Ames, Acura of Johnston, Lithia Infiniti of Des Moines, Lithia Volkswagen of Des Moines and Audi Des Moines. The three stores in Des Moines are considered one location.

The above acquisition was accounted for under the purchase method of accounting. Pro forma results of operations, assuming the above acquisition and the previously disclosed 2006 acquisitions occurred as of January 1, 2006, were as follows (in thousands, except per share amounts).

	Three Months Ended March 31,
	2007	2006
Total revenues	$814,033	$839,069
Net income	7,158	8,952
Basic earnings per share	0.37	0.46
Diluted earnings per share	0.34	0.43

There are no future contingent payouts related to the 2007 acquisition and no portion of the purchase price was paid with our equity securities. During the first quarter of 2007, we acquired the four stores discussed above for $12.5 million in cash, which included $7.5 million of goodwill and $3.0 million of other, primarily indefinite lived, intangible assets. The purchase price for the balance of the assets acquired was funded by borrowings. In addition, we acquired new vehicle inventory and associated floorplan debt in the amount of $13.2 million in connection with the above acquisition.

Within one year from the purchase date of each store, we may update the value allocated to its purchased assets and the resulting goodwill balances as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. At March 31, 2007, there were 17 store acquisitions within the one year allocation window. All of the goodwill from the above acquisition is expected to be deductible for tax purposes.

Note 6.  Dividend Payment

Cash dividends at the rate of $0.14 per common share, which totaled approximately $2.7 million, were paid on January 30, 2007 to shareholders of record on January 16, 2007.

Note 7.  Stock-Based Compensation

In the first quarter of 2007, we issued our annual non-qualified stock option grants to executive officers and restricted stock grants to other employees. The non-qualified stock option grants cover a total of 108,000 shares of our common stock, were granted at the fair market value on the date of grant of $28.34 per share and vest as to 100% of the shares on the fifth anniversary of the grant date and expire on the sixth anniversary. Restricted stock grants covering 60,821 shares of our common stock were also granted and have varying vesting provisions with full vesting occurring between four and five years. Total compensation related to these stock-based awards was $2.1 million as calculated pursuant to the fair value methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” Of the $2.1 million, approximately $0.4 million will be recognized in 2007.

Note 8.  Discontinued Operations

We continually monitor the performance of each of our dealerships and make determinations to sell a dealership based primarily on return on capital criteria.  When a dealership meets the criteria of “held for sale,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations are reclassified into discontinued operations. All dealerships included in discontinued operations have been, or will be, eliminated from our on-going operations upon completion of the sale. We anticipate the completion of the sale for each dealership to occur within 12 months from the date of determination.

As of March 31, 2007 and December 31, 2006, we had two dealerships held for sale and classified as discontinued operations. Certain financial information related to discontinued operations was as follows (in thousands):

Three Months Ended March 31,	2007	2006
Revenue	$12,313	$20,420
Pre-tax income (loss)	9	(2,434)
Gain on disposal of discontinued operations, net of tax	—	—
Amount of goodwill and other intangible assets disposed of	—	1,946

The pre-tax loss in the first quarter of 2006 includes legal settlements related to dealerships in California that were sold in prior years.

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base.

Assets held for sale included the following (in thousands):

	March 31,	December 31,
	2007	2006
Inventories	$9,424	$11,594
Property, plant and equipment	2,958	2,949
Goodwill and other intangible assets	942	942
	$13,324	$15,485

Liabilities held for sale included the following (in thousands):

	March 31,	December 31,
	2007	2006
Floorplan notes payable	$7,902	$9,605
Real estate debt	1,978	2,005
	$9,880	$11,610

Note 9. Adoption of Interpretation No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, which is an interpretation of FASB Statement No. 109.  Interpretation 48 applies to all tax positions accounted for under Statement 109.  The interpretation applies to situations where the uncertainty is to the timing of the deduction, the amount of the deduction, or the validity of the deduction. Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (January 1, 2007 for us). At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Positions that meet this criterion should be measured using the largest benefit that is more than 50 percent likely to be realized. The necessary adjustment should be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle, if material. However, because of the immaterial nature of the adjustment, we have not presented this item separately on the face of the balance sheet. At adoption, important information in regard to our reporting for Interpretation No. 48 was as follows:

Total amount of unrecognized tax benefits	$—
Amount of unrecognized tax benefits that would impact the effective rate if recognized	$—
Nature and potential magnitude of significant changes in unrecognized tax benefits that are reasonably possible within the 12 months following the adoption date pursuant to paragraph 21(d) of Interpretation No. 48	$—
Accrued interest and penalties as of the date of adoption	$—

Entity policy for classifying interest and penalties:	Tax expense
Description of open tax years:	Federal 2003 – 2006
15 States 2002 - 2006

Note 10. Repurchases of Common Stock

In the first quarter of 2007, we repurchased 124,809 shares of our Class A common stock for $3.4 million, or an average price of $26.88 per share. Of these repurchases, 121,800 were pursuant to the program approved by our Board of Directors in June 2000, which authorized the  repurchase of up to 1,000,000 shares of our Class A common stock. Through March 31, 2007, we have purchased a total of 378,631 shares under this program.

Note 11. Reclassifications

There were no reclassifications to the prior period financial statements during the first quarter of 2007.

Note 12.  Contingencies

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

On April 28, 2004, Robert Allen and 29 other plaintiffs (“Allen Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 04-3032-HO) against Lithia Motors, Inc. and three of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon UTPA and common law fraud. The Allen Plaintiffs seek damages, attorney’s fees and injunctive relief. The Allen Plaintiffs’ Complaint stems from vehicle purchases made at Lithia dealerships between July 2000 and April 2001.  On August 27, 2004, we filed a Motion to Dismiss the Complaint. On May 26, 2005, the Court entered an Order granting Defendants’ Motion to Dismiss plaintiffs’ state and federal RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over plaintiffs’ UTPA and fraud claims.  Plaintiffs filed a Motion to Reconsider the dismissal Order. On August 23, 2005, the Court granted Plaintiffs’ Motion for Reconsideration and permitted the filing of a Second Amended Complaint (“SAC”). On September 21,

2005, the Allen Plaintiffs, along with Ms. Phillips, filed the SAC. In this complaint, the Allen plaintiffs seek actual damages that total less than $500,000, trebled, approximately $3.0 million in mental distress claims, trebled, punitive damages of $15.0 million, attorney’s fees and injunctive relief. The SAC added as defendants certain officers and employees of Lithia. In addition, the SAC added a claim for relief based on the Truth in Lending Act (“TILA”). On November 14, 2005 we filed a second Motion to Dismiss the Complaint and a Motion to Compel Arbitration. On April 27, 2006, the court granted our motion to dismiss a number of the claims but permitted others to proceed. In particular, all TILA claims were dismissed, some of the RICO claims have been eliminated and any claims for non-economic damages for the alleged fraud have been dismissed. We believe the actions of the court have significantly narrowed the claims and potential damages sought by the plaintiffs. Lithia’s motion to Compel Arbitration of Plaintiff’s remaining claims was argued by the parties on March 13, 2007. We are still awaiting a ruling by the court.

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

Note 13.  Subsequent Event

Dividend

In April 2007, we announced a dividend on our Class A and Class B common stock of $0.14 per share for the first quarter of 2007. The dividend, which totaled approximately $2.7 million, was paid on April 30, 2007 to shareholders of record on April 16, 2007.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

Some of the statements in this Form 10-Q constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our 2006 Form 10-K, which was filed with the Securities and Exchange Commission on March 9, 2007. These risk factors have not significantly changed since the filing of the 2006 Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of May 5, 2007, we offered 30 brands of new vehicles through 194 franchises in 108 stores in the Western United States and over the Internet.  As of May 5, 2007 we operated 16 stores in Oregon, 15 in California, 14 in Texas, 12 in Washington, 8 in Iowa, 7 in Idaho, 7 in Colorado, 7 in Alaska, 7 in Montana, 6 in Nevada,  3 in Nebraska, 2 in South Dakota, 2 in North Dakota, 1 in New Mexico and 1 in Wisconsin. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

We currently achieve gross profit margins above industry averages by selling a higher ratio of retail used vehicles to new vehicles and by arranging finance and extended warranty contracts for a greater percentage of our customers.

Our acquisition model is focused on acquiring new vehicle stores where the store is the dominant or the only franchise of that brand in the market. Our current brand mix is heavily weighted towards domestic brands at approximately 65%. Our strategy is to target a more balanced mix between our domestic, import and luxury brands in the years ahead. Our goal is to improve the operations of all four departments of every store we acquire. We have had success with this strategy since our initial public offering in 1996. Since 1996, our ability to integrate the stores that we acquire has increased dramatically. We have also developed a better process for identifying acquisition targets that fit our operating model. Our cash position, substantial lines of credit, plus an experienced and well-trained staff are all available to facilitate our continued growth as the opportunities develop.

In keeping with this model, we acquired 4 stores in the first four months of 2007 with total estimated annual revenues of approximately $100 million.  At May 5, 2007, we had 2 stores held for sale and listed as discontinued operations with combined revenues of approximately $49 million.

We expect that manufacturers will continue to offer incentives on new vehicle sales during 2007 through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers. To complement the manufacturers’ incentive strategy, we employ a volume-based strategy for our new vehicle sales.

We have completed or are currently working on the following initiatives that we expect will improve our operations in future periods:

•                  A Customer Centric Sales Process, which will help leverage the benefits of our Lithia Store Management System (“LSMS”) which allows us to track advertising and increase the productivity of the sales staff by providing daily work plans and focused training. Under this program, showrooms are equipped with interactive personal computers, which allows the salesperson to quickly and efficiently enter data and interact with the customer to speed up the sales process;

•                  Improved functionality of our centralized inventory control and procurement process;

•                  IT initiatives related to automating our offices, centralizing certain office functions and establishing independent used vehicle operations;

•                  We expect to open our first independent used vehicle outlet, which we call L2 Auto, by late summer of 2007; and

•                  Used Vehicle First Look Technology has been fully integrated across the entire network of stores. We continue to train and optimize the usage of this technology in our stores.

Results of Continuing Operations

Certain revenue, gross profit margin and gross profit information by product line was as follows:

Three Months Ended March 31, 2007	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	56.3%	7.7%	24.8%
Used vehicle(1)	27.7	12.9	20.5
Finance and insurance(2)	3.8	100.0	21.7
Service, body and parts	12.1	47.5	32.8
Fleet and other	0.1	45.9	0.2

Three Months Ended March 31, 2006	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	57.1%	7.9%	26.1%
Used vehicle(1)	28.0	13.5	21.9
Finance and insurance(2)	3.7	100.0	21.3
Service, body and parts	11.0	47.9	30.4
Fleet and other	0.2	36.2	0.3

(1)          Includes retail and wholesale used vehicles.

(2)          Commissions reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2007(1)	2006(1)
Revenues:
New vehicle	56.3%	57.1%
Used vehicle	27.7	28.0
Finance and insurance	3.8	3.7
Service, body and parts	12.1	11.0
Fleet and other	0.1	0.2
Total revenues	100.0%	100.0%
Gross profit	17.5	17.4
Selling, general and administrative expenses	13.9	13.2
Depreciation and amortization	0.6	0.5
Income from operations	3.0	3.6
Floorplan interest expense	1.0	0.7
Other interest expense	0.6	0.4
Other income, net	—	0.1
Income from continuing operations before taxes	1.5	2.4
Income tax expense	0.6	0.9
Income from continuing operations	0.9%	1.5%

(1)  The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the first quarter of 2007 compared to the first quarter of 2006:

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2007	2006	(Decrease)	(Decrease)
Revenues:
New vehicle	$451,156	$420,395	$30,761	7.3%
Used vehicle	221,771	206,506	15,265	7.4
Finance and insurance	30,405	27,231	3,174	11.7
Service, body and parts	96,635	81,084	15,551	19.2
Fleet and other	689	1,155	(466)	(40.3)
Total revenues	800,656	736,371	64,285	8.7
Cost of sales	660,665	608,593	52,072	8.6
Gross profit	139,991	127,778	12,213	9.6
Selling, general and administrative	111,027	97,564	13,463	13.8
Depreciation and amortization	4,899	3,983	916	23.0
Income from operations	24,065	26,231	(2,166)	(8.3)
Floorplan interest expense	(7,656)	(5,405)	2,251	41.6
Other interest expense	(4,976)	(3,299)	1,677	50.8
Other income, net	212	378	(166)	(43.9)
Income from continuing operations before taxes	11,645	17,905	(6,260)	(35.0)
Income tax expense	4,576	6,969	(2,393)	(34.3)
Income from continuing operations	$7,069	$10,936	$(3,867)	(35.4)%

	Three Months Ended March 31,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
New units sold	15,711	14,983	728	4.9%
Average selling price per new vehicle	$28,716	$28,058	$658	2.3

Used units sold	17,306	16,076	1,230	7.7
Average selling price per used vehicle	$12,815	$12,846	$(31)	(0.2)

Finance and insurance sales per retail unit	$1,137	$1,063	$74	7.0

Revenues

Total revenues increased 8.7% in the first quarter of 2007 compared to the first quarter of 2006 as a result of acquisitions, partially offset by a 2.1% decrease in same-store sales, excluding fleet.  The first quarter of 2007 faced difficult comparisons with the first quarter of 2006 when total same store sales grew by 8.4%. The decrease in the first quarter of 2007 was also impacted by a weak retail sales environment.

Same-store sales percentage increases (decreases) were as follows:

First quarter of 2007 vs. first quarter of 2006
New vehicle retail, excluding fleet	(3.9)%
Used vehicles, including wholesale	(1.9)
Total vehicle sales, excluding fleet	(3.2)
Finance and insurance	2.9
Service, body and parts	4.9
Total sales, excluding fleet	(2.1)

Same store sales are calculated for stores that were in operation as of March 31, 2006, and only including the months of operations for both comparable periods. For example, a store acquired in January 2006 would be included in same store operating data beginning in February 2006, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the periods of February through March of both comparable years.

The 3.9% decrease in same-store new vehicle sales was primarily due to weak vehicle sales in January and February 2007 and declining sales of domestic manufacturers’ vehicles that represent a large percentage of our new vehicle sales. Sales of Chrysler, Dodge and Jeep vehicles alone represented approximately 40% of our total new vehicle revenues in the first quarter of 2007. We experienced a stronger retail sales environment in the month of March 2007. We also faced difficult comparisons with the first quarter of 2006 when new vehicle same store sales increased 13.5% due to strong manufacturer incentives.

The 2.9% increase in same-store finance and insurance sales was due to a 7% increase in the finance and insurance sales per unit. The 2.9% increase was also partially offset by a decrease in same-store vehicle unit sales, which lowered the overall opportunity for finance and insurance sales.

The 4.9% increase in service, body and parts sales was primarily due to a 5.9% increase in the customer-pay portion of the business, where all three segments were up on a same store sales basis. The customer-pay portion of the business represents approximately 82% of total service, body and parts sales. This increase was partially offset by a 1.2% decrease in same-store warranty sales in the first quarter of 2007 compared to the first quarter of 2006.

Penetration rates for certain products were as follows:

Three Months Ended March 31,	2007	2006
Finance and insurance	78%	78%
Service contracts	43	43
Lifetime oil change and filter	38	39

Gross Profit

Gross profit increased $12.2 million in the first quarter of 2007 compared to the first quarter of 2006 primarily due to increased total revenues. Our gross profit margin by business line was as follows:

	Three Months Ended March 31,		Basis Point
	2007	2006	Change
New vehicle	7.7%	7.9%	(20	)bp*
Retail used vehicle	15.0	15.2	(20)
Wholesale used vehicle	4.0	5.1	(110)
Finance and insurance	100.0	100.0	—
Service, body and parts	47.5	47.9	(40)
Overall	17.5	17.4	10

* “bp” stands for basis points (one hundred basis points equals one percent).

The decrease in new vehicle gross profit margins in the first quarter of 2007 compared to the first quarter of 2006 was primarily due to a more competitive retail sales environment in the first quarter of 2007. However, gross profit was positively affected by a shift in mix back towards more trucks and SUVs, which typically have higher gross profits.

Retail used vehicle gross profit margins decreased in the first quarter of 2007 compared to the first quarter of 2006, primarily due to more aggressive pricing strategies. However, they remain above our 5-year historical average of 14.2%.

Gross profit margins in the service, body and parts business line decreased in the first quarter of 2007 compared to the first quarter of 2006 due to a shift in mix towards selling more parts and accessories, which carry lower margins than the service side of the business. However, our same-store gross profit increased 3.3% as a result of increased volume.

The increase in our overall gross profit margin was due to a shift in mix to a higher percentage of finance and insurance and service, body and parts revenue as a percentage of total revenue.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

Selling, general and administrative expense increased $13.5 million in the first quarter of 2007 compared to the first quarter of 2006, and also increased to 13.9% of revenue in the first quarter of 2007 compared to 13.2% of revenue in the first quarter of 2006. Approximately $10.3 million of the increase in dollars spent in the first quarter of 2007 compared to the first quarter of 2006 was due to increased selling, or variable, expenses related to the increases in acquisition revenues and the number of locations. In addition, employee benefit costs increased $0.9 million, rent expense increased $0.8 million, utilities increased $0.4million, property taxes increased $0.3 million and maintenance and repairs increased $0.3 million.

At our stores, we have been more successful at controlling our SG&A expenses. On a combined basis, sales compensation and advertising expenses as a percentage of gross profit was down 60 basis points in the first quarter of 2007 compared to the first quarter of 2006.

SG&A as a percentage of gross profit is an industry standard for measuring performance relative to SG&A. As a result of charges detailed above, as well as costs related to our investments in personnel for our centralization efforts, L2 Auto and the other initiatives, SG&A as a percentage of gross profit increased by 290 basis points to 79.3% in the first quarter of 2007 compared to 76.4% in the first quarter of 2006. However, despite the additional charges for our operational initiatives and other items discussed above, we are close to our 5-year first quarter historical average of 79.1%. In addition, our SG&A as a percentage of gross profit for the month of March 2007 was 71.8%, which demonstrates how incremental sales and a strong month can positively affect our performance.

Depreciation and Amortization

Depreciation and amortization increased $0.9 million in the first quarter of 2007 compared to the first quarter of 2006 due to the addition of property and equipment primarily related to our acquisitions, as well as leasehold improvements to existing facilities.

Income from Operations

Operating margins decreased by 60 basis points in the first quarter of 2007 to 3.0% from 3.6% in the first quarter of 2006. The decrease was due primarily to the increased SG&A as discussed above.

Floorplan Interest Expense

Floorplan interest expense increased $2.3 million in the first quarter of 2007 compared to the first quarter of 2006. An increase of $1.1 million resulted from increases in the average interest rates on our floorplan facilities. Additionally, in the first quarter of 2006, we recorded a $1.5 million benefit to interest expense related to the changes in fair value of our interest rate swaps. In the first quarter of 2007, changes in the fair value of our interest rate swaps were recorded in Accumulated Other Comprehensive Income. These increases were partially offset by a $0.3 million decrease as a result of a decrease in the average outstanding balances of our floorplan facilities.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle line of credit.

Other interest expense increased $1.7 million in the first quarter of 2007 compared to the first quarter of 2006. Changes in the weighted average interest rate on our debt in the first quarter of 2007 compared to the first quarter of 2006 increased other interest expense by approximately $0.1 million and changes in the average outstanding balances resulted in an increase of approximately $1.6 million. Interest expense related to the $85.0 million of senior subordinated convertible notes that were issued in May 2004 totals approximately $763,000 per quarter, which consists of $611,000 of contractual interest and $152,000 of amortization of debt issuance costs.

Other interest expense excludes $0.7 million and $0.2 million, respectively, of capitalized interest in the three month periods ended March 31, 2007 and 2006.

Income Tax Expense

Our effective tax rate was 39.3% in the first quarter of 2007 compared to 38.9% in the first quarter of 2006. Our federal income tax rate is 35% and our state income tax rate is currently 3.05%, which varies with the mix of states where our stores are located. We also have certain non-deductible expenses and other adjustments that increase our effective rate. Our effective tax rate may be affected in the future by the mix of asset acquisitions compared to corporate acquisitions, as well as by the mix of states where our stores are located. Our tax rate in the first quarter of 2006 also includes a reduction in amounts provided for identified tax contingencies.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue decreased in the first quarter of 2007 compared to the first quarter of 2006 primarily as a result of the increased SG&A and interest expense as discussed above.

Discontinued Operations

As of March 31, 2007 and December 31, 2006, we had two dealerships held for sale and classified as discontinued operations. Certain financial information related to discontinued operations was as follows (in thousands):

Three Months Ended March 31,	2007	2006
Revenue	$12,313	$20,420
Pre-tax income (loss)	9	(2,434)
Gain on disposal of discontinued operations, net of tax	—	—
Amount of goodwill and other intangible assets disposed of	—	1,946

The pre-tax loss in the first quarter of 2006 includes legal settlements related to dealerships in California that were sold in prior years.

Assets held for sale included the following (in thousands):

	March 31,	December 31,
	2007	2006
Inventories	$9,424	$11,594
Property, plant and equipment	2,958	2,949
Goodwill and other intangible assets	942	942
	$13,324	$15,485

Liabilities held for sale included the following (in thousands):

	March 31,	December 31,
	2007	2006
Floorplan notes payable	$7,902	$9,605
Real estate debt	1,978	2,005
	$9,880	$11,610

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

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital and the funding of our cash dividend payments. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity and private debt offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses, capital requirements, projected acquisitions and current level of cash dividends for at least the next 12 months from March 31, 2007.

Our inventories decreased to $599.9 million at March 31, 2007 from $603.3 million at December 31, 2006. We slowed ordering vehicles in the third and fourth quarters of 2006 and worked to sell down our new vehicle inventory. As a result, our days supply of new vehicles at March 31, 2007 was 16 days below our average historical March 31 balances and more than 17 days below our December 31, 2006 levels.

Our focus on new vehicle unit sales in 2006 led to more trade-ins, which resulted in increased used vehicle inventories. However, we were able to work these inventories down during the first quarter of 2007 and, at March 31, 2007, our days supply of used vehicles was at our average levels for March 31.

In connection with decreasing our vehicle inventories, we were able to decrease our new vehicle flooring notes payable and used vehicle credit facility to $591.7 million at March 31, 2007 from $595.3 million at December 31, 2006. New vehicles are financed at approximately 100% and used vehicles are financed at approximately 90% of cost. Used vehicles are financed as needed, utilizing our used vehicle credit facility.

Our Board of Directors declared dividends of $0.14 per share on our Class A and Class B common stock, which were paid in January 2007 and April 2007, and totaled approximately $2.7 million each. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through March 31, 2007, we have purchased a total of 378,631 shares under this program, of which 121,800 were purchased during the first quarter of 2007. We may continue to repurchase shares from time to time in the future as conditions warrant. The recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place. With the dividend, we are able to offer an immediate and tangible return to our shareholders without reducing our already limited market float, which occurs when we repurchase shares. However, when we believe that repurchases present an attractive use of our capital, we would expect to make strategic repurchases.

We have a working capital, acquisition and used vehicle credit facility with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“DCFS”) and Toyota Motor Credit Corporation (“TMCC”), totaling up to $225 million, which expires August 31, 2009. Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property and other intangible personal property. Stock and other equity interests of our subsidiary dealerships and certain other subsidiaries are excluded. The lenders’ security interest in new vehicle inventory is subordinated to the interests of floorplan financing lenders, including DCFS and TMCC. The agreement for this facility provides for events of default that include nonpayment, breach of covenants, a change of control and certain cross-defaults with other indebtedness. In the event of a default, the agreement provides that the lenders may declare the entire principal balance immediately due, foreclose on collateral and increase the applicable interest rate to the revolving loan rate plus 3 percent, among other remedies.

The facility agreement includes financial and restrictive covenants typical of such agreements. Financial covenants include requirements to maintain a minimum total net worth and imposes minimum current ratio, fixed charge coverage ratio and cash flow leverage ratio requirements. The covenants restrict us from incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets. At March 31, 2007, we were in compliance with all of the financial and restrictive covenants.

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

Interest rates on all of the above facilities ranged from 6.47% to 7.50% at March 31, 2007. Amounts outstanding on the lines at March 31, 2007, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at March 31, 2007	Remaining Availability as of March 31, 2007
New and program vehicle lines	$495,954	$—	(1)
Working capital, acquisition and used vehicle credit facility	160,081	63,985	(2)
	$656,035	$63,985

(1)          There are no formal limits on the new and program vehicle lines with certain lenders.

(2)          Reduced by $934,000 for outstanding letters of credit.

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

A declaration and payment of a dividend in excess of $0.08 per share per quarter will result in an adjustment in the conversion rate for the notes if such cumulative adjustment exceeds 1% of the current conversion rate. Effective January 17, 2007, we exceeded the 1% threshold required for a change in the conversion rate. The current conversion rate per $1,000 of notes is 26.8556.

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

Our earnings to fixed charge coverage ratio, as defined in the senior subordinated convertible notes, was 1.71 for the quarter ended March 31, 2007.

Capital Commitments

We had capital commitments of $63.2 million at March 31, 2007 for the construction of seven new facilities and additions to two existing facilities. Of the new facilities, five are replacing existing facilities. We have already incurred $11.1 million for these projects and anticipate incurring an additional $41.6 million in the remainder of 2007 and $21.6 million in 2008. We expect to pay for the construction out of existing cash balances until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

We also had capital commitments of $0.8 million for the acquisition and development of hardware and software for several information technology initiatives. We anticipate incurring these amounts during the remainder of 2007.

In addition to the above, we have approximately $104.2 million in planned capital expenditures under consideration for various new facilities and remodeling projects. These projects are still in the planning stage or are awaiting approvals from governmental agencies or manufacturers. We feel that these projects are a critical part of our future growth strategy.

There were no significant changes to our other contractual payment obligations from those reported in our 2006 Form 10-K.

Critical Accounting Policies and Use of Estimates

We reaffirm our critical accounting policies and use of estimates as described in our Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 9, 2007.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2006 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 9, 2007.

Item 4.  Controls and Procedures

Changes in Internal Controls

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our President and Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition or cash flows. See also Note 12 of Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We intend to vigorously defend all matters and management believes that the likelihood of a judgment for the amount of damages sought in any outstanding case is remote.

Item 1A.  Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 9, 2007.  See also Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report under the heading “Forward-Looking Statements.”

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the first quarter of 2007:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 to January 31	3,009	$28.90	256,831	743,169
February 1 to February 28	—	—	—	—
March 1 to March 31	121,800	26.83	378,631	621,369
Total	124,809	26.88	378,631	621,369

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

Date: May 8, 2007	LITHIA MOTORS, INC.

	By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By	/s/ LINDA A. GANIM
Linda A. Ganim
Vice President and Chief Accounting Officer
(Principal Accounting Officer)