Form 10-Q
period 2007-06-30
LITHIA MOTORS INC
filed 2007-08-09
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	15,971,507
Class B common stock without par value	3,762,231
(Class)	(Outstanding at August 6, 2007)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2007	December 31, 2006
Assets
Current Assets:
Cash and cash equivalents	$32,903	$26,600
Contracts in transit	60,281	56,211
Trade receivables, net of allowance for doubtful accounts of $423 and $390	70,997	62,317
Inventories, net	684,926	603,306
Vehicles leased to others, current portion	9,747	7,698
Prepaid expenses and other	6,262	6,825
Deferred income taxes	71	1,198
Assets held for sale	68,859	15,485
Total Current Assets	934,046	779,640

Land and buildings, net of accumulated depreciation of $17,667 and $15,953	333,540	327,890
Equipment and other, net of accumulated depreciation of $40,505 and $38,866	95,513	89,213
Goodwill	309,065	307,424
Other intangible assets, net of accumulated amortization of $36 and $21	69,966	69,054
Other non-current assets	4,972	6,136
Total Assets	$1,747,102	$1,579,357

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$403,121	$422,411
Floorplan notes payable: non-trade	170,211	77,268
Current maturities of long-term debt	9,694	16,557
Trade payables	44,329	39,794
Accrued liabilities	67,037	62,299
Liabilities held for sale	48,513	11,610
Total Current Liabilities	742,905	629,939

Used vehicle credit facility	111,843	95,614
Real estate debt, less current maturities	161,629	155,890
Other long-term debt, less current maturities	152,324	140,879
Other long-term liabilities	12,384	13,509
Deferred income taxes	59,196	50,133
Total Liabilities	1,240,281	1,085,964

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,890 and 15,789	227,462	226,670
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	7,076	5,574
Accumulated other comprehensive income	905	—
Retained earnings	270,910	260,681
Total Stockholders’ Equity	506,821	493,393
Total Liabilities and Stockholders’ Equity	$1,747,102	$1,579,357

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenues:
New vehicle sales	$515,234	$468,710	$952,741	$872,799
Used vehicle sales	238,936	219,149	451,970	415,269
Finance and insurance	33,143	31,487	62,787	57,905
Service, body and parts	96,490	81,062	190,107	158,685
Fleet and other	1,306	796	1,996	1,949
Total revenues	885,109	801,204	1,659,601	1,506,607
Cost of sales	736,797	664,909	1,375,311	1,247,132
Gross profit	148,312	136,295	284,290	259,475
Selling, general and administrative	112,135	100,482	219,679	194,391
Depreciation - buildings	1,341	1,042	2,649	2,059
Depreciation and amortization - other	3,756	2,965	7,211	5,789
Income from operations	31,080	31,806	54,751	57,236
Other income (expense):
Floorplan interest expense	(8,480)	(7,800)	(15,834)	(12,861)
Other interest expense	(5,039)	(3,312)	(9,667)	(6,335)
Other income, net	113	261	325	637
	(13,406)	(10,851)	(25,176)	(18,559)
Income from continuing operations before income taxes	17,674	20,955	29,575	38,677
Income taxes	(7,022)	(8,834)	(11,698)	(15,737)
Income from continuing operations	10,652	12,121	17,877	22,940
Discontinued operations:
Loss from operations, net of income taxes	(228)	(230)	(378)	(1,681)
Impairment loss, net of income taxes	(2,481)	—	(2,481)	—
	(2,709)	(230)	(2,859)	(1,681)
Net income	$7,943	$11,891	$15,018	$21,259

Basic income per share from continuing operations	$0.55	$0.62	$0.92	$1.18
Basic loss per share from discontinued operations	(0.14)	(0.01)	(0.15)	(0.09)
Basic net income per share	$0.41	$0.61	$0.77	$1.09

Shares used in basic per share calculations	19,486	19,501	19,488	19,464

Diluted income per share from continuing operations	$0.50	$0.57	$0.85	$1.08
Diluted loss per share from discontinued operations	(0.12)	(0.01)	(0.13)	(0.08)
Diluted net income per share	$(0.38)	$0.56	$0.72	$1.00

Shares used in diluted per share calculations	22,109	22,150	22,116	22,109

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$15,018	$21,259
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,860	7,848
Depreciation and amortization of discontinued operations	249	410
Amortization of debt discount	107	—
Stock-based compensation	1,892	1,692
Loss on sale of assets	151	85
Impairment loss on discontinued operations	4,105	—
Deferred income taxes	10,551	3,771
Excess tax benefits from share-based payment arrangements	(214)	(366)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(8,477)	(7,188)
Contracts in transit	(4,070)	(146)
Inventories	(101,482)	(250,019)
Vehicles leased to others	(2,820)	(1,341)
Prepaid expenses and other	2,318	2,821
Other non-current assets	1,976	(3,471)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	(9,275)	197,517
Trade payables	4,535	2,943
Accrued liabilities	4,650	8,514
Other long-term liabilities and deferred revenue	(2,049)	832
Net cash used in operating activities	(72,975)	(14,839)

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(18,193)	(8,962)
Financeable	(32,412)	(23,175)
Proceeds from sale of assets	6,856	302
Cash paid for acquisitions, net of cash acquired	(13,318)	(28,015)
Proceeds from sale of dealerships	—	3,926
Net cash used in investing activities	(57,067)	(55,924)

Cash flows from financing activities:
Floorplan notes payable: non-trade	100,830	13,014
Net borrowings (repayments) on lines of credit	28,000	18,000
Principal payments on long-term debt and capital leases	(5,666)	(4,548)
Proceeds from issuance of long-term debt	18,372	19,723
Proceeds from issuance of common stock	3,445	3,768
Repurchases of common stock	(3,355)	—
Excess tax benefits from share-based payment arrangements	214	366
Dividends paid	(5,495)	(4,691)
Net cash provided by financing activities	136,345	45,632

Increase (decrease) in cash and cash equivalents	6,303	(25,131)

Cash and cash equivalents:
Beginning of period	26,600	48,566
End of period	$32,903	$23,435

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$28,351	$22,081
Cash paid during the period for income taxes	278	7,029

Supplemental schedule of non-cash investing and financing activities:
Debt issued in connection with acquisitions	$—	$6,111
Flooring debt acquired in connection with acquisitions	13,376	25,857
Flooring debt paid by purchaser in connection with dealership disposals	—	4,713
Common stock received for the exercise price of stock options	87	—

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

These condensed consolidated financial statements contain unaudited information as of June 30, 2007 and for the three and six-month periods ended June 30, 2007 and 2006. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2006 is derived from our 2006 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using the specific identification method for vehicles and parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
New and program vehicles	$536,766	$466,703
Used vehicles	117,005	103,857
Parts and accessories	31,155	32,746
	$684,926	$603,306

Note 3. Earnings Per Share

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	2007			2006
Three Months Ended June 30,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$10,652	19,486	$0.55	$12,121	19,501	$0.62
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	479	2,283	(0.04)	438	2,255	(0.04)
Stock options and unvested restricted stock	—	340	(0.01)	—	394	(0.01)
Diluted EPS
Income from continuing operations available to common stockholders	$11,131	22,109	$0.50	$12,559	22,150	$0.57

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		556			—

	2007			2006
Six Months Ended June 30,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$17,877	19,488	$0.92	$22,940	19,464	$1.18
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	927	2,280	(0.05)	931	2,255	(0.08)
Stock options and unvested restricted stock	—	348	(0.02)	—	390	(0.02)
Diluted EPS
Income from continuing operations available to common stockholders	$18,804	22,116	$0.85	$23,871	22,109	$1.08

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		510			—

Note 4.  Comprehensive Income

Comprehensive income for the three and six-month periods ended June 30, 2007 included the change in the fair value of cash flow hedging instruments, since their designation date of December 31, 2006, that are reflected in stockholders’ equity, net of tax, instead of net income. Comprehensive income was the same as net income for the three and six-month periods ended June 30, 2006. The following table sets forth the calculation of comprehensive income for the three and six-month periods ended June 30, 2007 (in thousands):

	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Net income	$7,943	$15,018
Cash flow hedges:
Derivative gain, net of tax effect of $(586) and $(559)	949	905
Total comprehensive income	$8,892	$15,923

Note 5.  Acquisitions

The following acquisitions were made in the first six months of 2007:

•                  In February 2007, we acquired Jordan Motors, Inc., which was comprised of four stores, in Ames, Johnston and Des Moines, Iowa. The stores had annualized combined revenues of approximately $100 million. The stores were renamed Honda of Ames, Lithia Nissan of Ames, Acura of Johnston, Lithia Infiniti of Des Moines, Lithia Volkswagen of Des Moines and Audi Des Moines. The three stores in Des Moines are considered one location; and

•                  In May 2007, we acquired the operations of a Jeep franchise in Pocatello, Idaho that was added to our existing Chrysler store.

The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations, assuming the above acquisitions and the previously disclosed 2006 acquisitions occurred as of January 1, 2006, were as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenues	$885,109	$902,283	$1,671,406	$1,710,384
Net income	7,943	11,450	14,980	20,266
Basic earnings per share	0.41	0.59	0.77	1.04
Diluted earnings per share	0.38	0.54	0.72	0.96

There are no future contingent payouts related to the 2007 acquisitions and no portion of the purchase price was paid with our equity securities. During the first six months of 2007, we acquired the four stores and the Jeep franchise discussed above for $13.3 million in cash, which included $8.2 million of goodwill and $3.2 million of other, primarily indefinite lived, intangible assets. The purchase price for the balance of the assets acquired was funded by borrowings. In addition, we acquired new vehicle inventory and associated floorplan debt in the amount of $13.4 million in connection with the above acquisitions.

Within one year from the purchase date of each store, we may update the value allocated to its purchased assets and the resulting goodwill balances as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase. All of the goodwill from the above acquisitions is expected to be deductible for tax purposes.

Note 6.  Dividend Payments

Cash dividends at the rate of $0.14 per common share, which totaled approximately $2.7 million, were paid on each of January 30, 2007 and April 30, 2007 to shareholders of record on January 16, 2007 and April 16, 2007, respectively.

Note 7.  Stock-Based Compensation

In the first quarter of 2007, we issued our annual non-qualified stock option grants to executive officers and restricted stock grants to other employees. The non-qualified stock option grants cover a total of 108,000 shares of our common stock and were granted at the fair market value on the date of grant at $28.34 per share. These options vest 100% on the fifth anniversary of the grant date and expire on the sixth anniversary. Restricted stock grants covering 60,821 shares of our common stock were also granted and have varying vesting provisions with full vesting occurring between four and five years. Total compensation related to these stock-based awards was $2.1 million as calculated pursuant to the fair value methods prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” Of the $2.1 million, approximately $0.4 million will be recognized in 2007.

In the second quarter of 2007, we granted 5,600 shares of common stock to members of our Board of Directors and one consultant. The fair market value on the date of grant was $27.13 per share and the shares were 100% vested on the date of grant. Total compensation expense related to these shares in the second quarter of 2007 was $152,000.

Note 8.  Discontinued Operations

We continually monitor the performance of each of our stores and make determinations to sell a store based primarily on return on capital criteria.  When a store meets the criteria of “held for sale,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations are reclassified into discontinued operations. All stores included in discontinued operations have been, or will be, eliminated from our on-going operations upon completion of the sale. We anticipate the completion of the sale for each store to occur within 12 months from the date of determination.

During the second quarter of 2007, we classified three stores and one body shop as discontinued operations. As of June 30, 2007 and December 31, 2006, we had five and two stores, respectively, held for sale and classified as discontinued operations. The body shop was closed and is not held for sale. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$37,473	$47,920	$75,951	$99,308
Pre-tax loss from discontinued operations	$(378)	$(510)	$(625)	$(2,762)
Impairment loss related to discontinued operations(1)	(4,105)	—	(4,105)	—
	(4,483)	(510)	(4,730)	(2,762)
Income tax benefit	1,774	280	1,871	1,081
Loss from discontinued operations, net of income taxes	$(2,709)	$(230)	$(2,859)	$(1,681)
Amount of goodwill and other intangible assets disposed of	$—	$1,606	$—	$3,552

(1) The impairment loss is related to goodwill and other intangible assets.

The pre-tax loss in the six-month period ended June 30, 2006 included legal settlements related to stores in California that were sold in prior years.

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base.

Assets held for sale included the following (in thousands):

	June 30, 2007	December 31, 2006
Inventories	$38,112	$11,594
Property, plant and equipment	23,140	2,949
Goodwill and other intangible assets	7,607	942
	$68,859	$15,485

Liabilities held for sale included the following (in thousands):

	June 30, 2007	December 31, 2006
Floorplan notes payable	$32,196	$9,605
Real estate debt	16,317	2,005
	$48,513	$11,610

Note 9. Adoption of Interpretation No. 48

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109.  Interpretation No. 48 applies to all tax positions accounted for under Statement No. 109. The interpretation applies to situations where the uncertainty is to the timing of the deduction, the amount of the deduction, or the validity of the deduction. Interpretation No. 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006 (January 1, 2007 for us). At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Positions that meet this criterion should be measured using the largest benefit that is more than 50 percent likely to be realized. The necessary adjustment should be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle, if material. However, because of the immaterial nature of the adjustment, we have not presented this item separately on the face of the balance sheet.

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
15 States 2002 - 2006

Note 10. Repurchases of Common Stock

In the first quarter of 2007, we repurchased 124,809 shares of our Class A common stock for $3.4 million, or an average price of $26.88 per share. Of these repurchases, 121,800 were pursuant to the program approved by our Board of Directors in June 2000, which authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through June 30, 2007, we have purchased a total of 378,631 shares under this program.

Note 11. Reclassifications

Reclassifications related to discontinued operations were made to the prior period financial statements to conform to the current period presentation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

On April 28, 2004, Robert Allen and 29 other plaintiffs (“Allen Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 04-3032-HO) against Lithia Motors, Inc. and three of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon UTPA and common law fraud. The Allen Plaintiffs seek damages, attorney’s fees and injunctive relief. The Allen Plaintiffs’ Complaint stems from vehicle purchases made at Lithia stores between July 2000 and April 2001. On August 27, 2004, we filed a Motion to Dismiss the Complaint. On May 26, 2005, the Court entered an Order granting Defendants’ Motion to Dismiss plaintiffs’ state and federal RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over plaintiffs’ UTPA and fraud claims.  Plaintiffs filed a Motion to Reconsider the dismissal Order. On August 23, 2005, the Court granted Plaintiffs’ Motion for Reconsideration and permitted the filing of a Second Amended Complaint (“SAC”). On September 21, 2005, the Allen Plaintiffs, along with Ms. Phillips, filed the SAC. In this complaint, the Allen plaintiffs seek actual damages that total less than $500,000, trebled, approximately $3.0 million in mental distress claims, trebled, punitive damages of $15.0 million, attorney’s fees and injunctive relief. The SAC added as defendants certain officers and employees of Lithia. In addition, the SAC added a claim for relief based on the Truth in Lending Act (“TILA”). On November 14, 2005 we filed a second Motion to Dismiss the Complaint and a Motion to Compel Arbitration. In two subsequent rulings, the Court has dismissed all claims except those under Oregon’s Unfair Trade Practices Act and a single fraud claim for a named individual.   We believe the actions of the court have significantly narrowed the claims and potential damages sought by the plaintiffs. Lithia’s motion to Compel Arbitration of Plaintiff’s remaining claims was denied. We filed a Motion to Reconsider and a Notice of Appeal relating to the denial of our motion to Compel Arbitration.

On September 23, 2005, Maria Anabel Aripe and 19 other plaintiffs (“Aripe Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 05-3083-HO) against Lithia Motors, Inc., 12 of its wholly-owned subsidiaries and certain officers and employees of Lithia, alleging violations of state and federal RICO laws, the Oregon UTPA, common law fraud and TILA. The Aripe Plaintiffs seek actual damages of less than $600,000, trebled, approximately $3.7 million in mental distress claims, trebled, punitive damages of $12.6 million, attorney’s fees and injunctive relief. The Aripe Plaintiffs’ Complaint stems from vehicle purchases made at Lithia stores between May 2001 and August 2005 and is substantially similar to the allegations made in the Allen case. We expect certain of the rulings in the Allen case to apply equally to this case and proceedings in this matter are awaiting further rulings in the Allen case. Once resolved, we further expect to file motions directed at all claims.

On May 30, 2006 four of our wholly owned subsidiaries located in Alaska were served with a lawsuit alleging that the stores failed to comply with Alaska law relating to various disclosures required to be made during the sale of a used vehicle.  The complaint was filed by Jackie Lee Neese et al v. Lithia Chrysler Jeep of Anchorage, Inc. et al in the Superior Court for the State of Alaska at Anchorage, case number 3AN-06-04815CI. The complainants seek to represent other similarly situated customers. The court has not certified the suit as a class action.

We intend to vigorously defend all matters and management believes that the likelihood of a judgment for the amount of damages sought in any of the cases is remote.

Note 13.  Subsequent Events

Disposal

On August 3, 2007, we disposed of one of our stores that was held for sale at June 30, 2007.

Dividend

In July 2007, we announced a dividend on our Class A and Class B common stock of $0.14 per share for the second quarter of 2007. The dividend, which totaled approximately $2.8 million, was paid on July 30, 2007 to shareholders of record on July 16, 2007.

Debt Modification

On July 6, 2007, we entered into a modification of certain mortgage loans held by Toyota Mortgage Credit Corporation. Under the modification, the maturity dates on the loans were extended for a period of 24 months, with the interest rate on the loans re-pricing to a fixed or floating rate, at our choice, as of the original maturity date. As a result of this modification, we classified $31.0 million in debt obligations from current to long-term liabilities as of June 30, 2007.

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

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of August 7, 2007, we offered 30 brands of new vehicles in 107 stores in the Western United States and over the Internet.  As of August 7, 2007 we operated 16 stores in Oregon, 15 in California, 14 in Texas, 11 in Washington, 8 in Iowa, 7 in Idaho, 7 in Colorado, 7 in Alaska, 7 in Montana, 6 in Nevada, 3 in Nebraska, 2 in South Dakota, 2 in North Dakota, 1 in New Mexico and 1 in Wisconsin. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

We currently achieve gross profit margins above industry averages by selling a higher ratio of retail used vehicles to new vehicles and by arranging finance and extended warranty contracts for a greater percentage of our customers.

Our acquisition model is focused on acquiring new vehicle stores where the store is the dominant or the only franchise of that brand in the market. Our goal is to improve the operations of all four departments of every store we acquire. We have had success with this strategy since our initial public offering in 1996. Since 1996, our ability to integrate the stores that we acquire continues to improve. We have also developed a better process for identifying acquisition targets that fit our operating model. Our cash position, substantial lines of credit, plus an experienced and well-trained staff are all available to facilitate our continued growth as opportunities develop.

Our current brand mix is weighted towards domestic brands at approximately 60%. Our strategy is to target a more balanced mix between our domestic, import and luxury brands in the years ahead. Approximately 60% of our acquisition revenues in the last four quarters were from import and luxury brands, contributing to an improvement in our import/domestic mix, especially as we continue to dispose of our lowest performing domestic stores.

In keeping with this model, we acquired four stores and one franchise in the first seven months of 2007 with total estimated annual revenues of approximately $100 million.  At August 7, 2007, we had four stores held for sale and listed as discontinued operations with combined annual revenues of approximately $127 million.

We expect that manufacturers will continue to offer incentives on new vehicle sales during 2007 through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers. To complement the manufacturers’ incentive strategy, we employ a volume-based strategy for our new vehicle sales.

We have completed, or are currently working on, the following initiatives that we expect will improve our operations in future periods:

•                  Under the automated car deal process, our showrooms are equipped with interactive personal computers, which allows the salesperson to quickly and efficiently enter data and interact with the customer to speed up the sales process;

•                  Improved functionality of our centralized inventory control and procurement process;

•                  IT initiatives related to automating our offices, centralizing certain office functions and establishing independent used vehicle operations;

•                  In August 2007, we opened our first independent used vehicle outlet, L2 Auto in Loveland, Colorado; and

•                  Our assured vehicle selling program has been fully installed in Alaska and will be rolled out to additional locations in future periods.

Results of Continuing Operations

Certain revenue, gross profit margin and gross profit information by product line was as follows:

Three Months Ended June 30, 2007	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.2%	7.3%	25.3%
Used vehicle retail	22.3	15.0	19.9
Used vehicle wholesale	4.8	2.7	0.8
Finance and insurance(1)	3.7	100.0	22.3
Service, body and parts	10.9	48.2	31.4
Fleet and other	0.1	33.1	0.3

Three Months Ended June 30, 2006	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.5%	7.3%	25.3%
Used vehicle retail	22.9	15.8	21.3
Used vehicle wholesale	4.5	2.8	0.7
Finance and insurance(1)	3.9	100.0	23.1
Service, body and parts	10.1	49.3	29.3
Fleet and other	0.1	52.4	0.3

Six Months Ended June 30, 2007	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	57.4%	7.5%	25.1%
Used vehicle retail	22.3	15.0	19.5
Used vehicle wholesale	4.9	3.4	1.0
Finance and insurance(1)	3.8	100.0	22.1
Service, body and parts	11.5	47.8	32.0
Fleet and other	0.1	37.5	0.3

Six Months Ended June 30, 2006	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	57.9%	7.6%	25.7%
Used vehicle retail	23.0	15.7	20.9
Used vehicle wholesale	4.7	4.0	1.1
Finance and insurance(1)	3.8	100.0	22.3
Service, body and parts	10.5	48.5	29.7
Fleet and other	0.1	42.7	0.3

(1)          Commissions reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007(1)	2006(1)	2007(1)	2006(1)
Revenues:
New vehicle	58.2%	58.5%	57.4%	57.9%
Used vehicle retail	22.3	22.9	22.3	23.0
Used vehicle wholesale	4.8	4.5	4.9	4.7
Finance and insurance	3.7	3.9	3.8	3.8
Service, body and parts	10.9	10.1	11.5	10.5
Fleet and other	0.1	0.1	0.1	0.1
Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	16.8	17.0	17.1	17.2
Selling, general and administrative expenses	12.7	12.5	13.2	12.9
Depreciation and amortization	0.6	0.5	0.6	0.5
Income from operations	3.5	4.0	3.3	3.8
Floorplan interest expense	1.0	1.0	1.0	0.9
Other interest expense	0.6	0.4	0.6	0.4
Other income, net	0.0	0.0	0.0	0.0
Income from continuing operations before taxes	2.0	2.6	1.8	2.6
Income tax expense	0.8	1.1	0.7	1.0
Income from continuing operations	1.2%	1.5%	1.1%	1.5%

(1)  The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the three and six-month periods ended June 30, 2007 compared to the three and six-month periods ended June 30, 2006:

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2007	2006	(Decrease)	(Decrease)
Revenues:
New vehicle	$515,234	$468,710	$46,524	9.9%
Used vehicle retail	197,007	183,076	13,931	7.6
Used vehicle wholesale	41,929	36,073	5,856	16.2
Finance and insurance	33,143	31,487	1,656	5.3
Service, body and parts	96,490	81,062	15,428	19.0
Fleet and other	1,306	796	510	64.1
Total revenues	885,109	801,204	83,905	10.5
Cost of sales	736,797	664,909	71,888	10.8
Gross profit	148,312	136,295	12,017	8.8
Selling, general and administrative	112,135	100,482	11,653	11.6
Depreciation and amortization	5,097	4,007	1,090	27.2
Income from operations	31,080	31,806	(726)	(2.3)
Floorplan interest expense	(8,480)	(7,800)	680	8.7
Other interest expense	(5,039)	(3,312)	1,727	52.1
Other income, net	113	261	(148)	(56.7)
Income from continuing operations before taxes	17,674	20,955	(3,281)	(15.7)
Income tax expense	7,022	8,834	(1,812)	(20.5)
Income from continuing operations	$10,652	$12,121	$(1,469)	(12.1)%

	Three Months Ended June 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
New units sold	17,882	17,326	556	3.2%
Average selling price per new vehicle	$28,813	$27,052	$1,761	6.5

Used retail units sold	11,814	11,328	486	4.3
Average selling price per used retail vehicle	$16,676	$16,161	$515	3.2

Used wholesale units sold	6,625	5,999	626	10.4
Average selling price per used wholesale vehicle	$6,329	$6,013	$316	5.3

Finance and insurance sales per retail unit	$1,116	$1,099	$17	1.5

(Dollars in thousands)	Six Months Ended June 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
New vehicle	$952,741	$872,799	$79,942	9.2%
Used vehicle retail	369,389	346,818	22,571	6.5
Used vehicle wholesale	82,581	68,451	14,130	20.6
Finance and insurance	62,787	57,905	4,882	8.4
Service, body and parts	190,107	158,685	31,422	19.8
Fleet and other	1,996	1,949	47	2.4
Total revenues	1,659,601	1,506,607	152,994	10.2
Cost of sales	1,375,311	1,247,132	128,179	10.3
Gross profit	284,290	259,475	24,815	9.6
Selling, general and administrative	219,679	194,391	25,288	13.0
Depreciation and amortization	9,860	7,848	2,012	25.6
Income from operations	54,751	57,236	(2,485)	(4.3)
Floorplan interest expense	(15,834)	(12,861)	2,973	23.1
Other interest expense	(9,667)	(6,335)	3,332	52.6
Other income, net	325	637	(312)	(49.0)
Income from continuing operations before taxes	29,575	38,677	(9,102)	(23.5)
Income tax expense	11,698	15,737	(4,039)	(25.7)
Income from continuing operations	$17,877	$22,940	$(5,063)	(22.1)%

	Six Months Ended June 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
New units sold	33,165	31,798	1,367	4.3%
Average selling price per new vehicle	$28,727	$27,448	$1,279	4.7

Used retail units sold	22,447	21,544	903	4.2
Average selling price per used retail vehicle	$16,456	$16,098	$358	2.2

Used wholesale units sold	12,687	11,174	1,513	13.5
Average selling price per used wholesale vehicle	$6,509	$6,126	$383	6.3

Finance and insurance sales per retail unit	$1,129	$1,086	$43	4.0

Revenues

Total revenues increased 10.5% and 10.2%, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006, as a result of acquisitions, partially offset by a 2.0% and a 1.8% decrease, respectively, in same-store sales, excluding fleet. The three and six-month periods ended June 30, 2007 faced difficult comparisons with the comparable periods of 2006 when total same store sales grew by 9.3% and 7.5%, respectively. The decreases in the 2007 periods were also impacted by a weak retail sales environment, especially with our domestic brands in the metro markets. We believe that sales have been affected by the slowdown in residential construction, high fuel prices and consumer concerns over personal debt.

Same-store sales percentage increases (decreases) were as follows:

	Three months ended June 30, 2007 vs. three months ended June 30, 2006	Six months ended June 30, 2007 vs. six months ended June 30, 2006
New vehicle retail, excluding fleet	(2.8)%	(3.0)%
Used vehicle retail	(4.3)	(4.4)
Used vehicle wholesale	4.1	9.6
Total vehicle sales, excluding fleet	(2.8)	(2.7)
Finance and insurance	(1.4)	0.7
Service, body and parts	4.6	5.1
Total sales, excluding fleet	(2.0)	(1.8)

Same store sales are calculated for stores that were in operation as of June 30, 2006, and only including the months of operations for both comparable periods. For example, a store acquired in April 2006 would be included in same store operating data beginning in May 2006, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the periods of May through June of both comparable years.

New vehicle same store sales declined 2.8% and 3.0%, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006. The decreases were primarily due to a challenging sales environment in the first half of 2007 and declining sales of domestic manufacturers’ vehicles that represent a large percentage of our new vehicle sales. Prior year comparisons were high due to aggressive manufacturer incentive programs which have not been sustained in 2007. Same store unit sales were down 7.3% and 5.8%, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006. The decreases in same-store unit sales were partially offset by a 4.9% and a 3.0% increase, respectively, in same-store average selling prices.

Used retail vehicle same store sales declined 4.3% and 4.4%, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006. The decreases in same-store sales were primarily due to the challenging sales environment mentioned above. Same-store retail unit sales decreased 6.0% and 5.3%, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006. These same-store decreases were partially offset by a 1.8% and a 0.9% increase in same-store average selling prices.

Used wholesale vehicle same-store sales increased 4.1% and 9.6%, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006. Same store unit sales declined 1.6% in the three-month period and increased 2.8% in the six-month period.  The same-store average selling price increased 5.8% and 6.6%, respectively, in the same periods.

The combined used retail and wholesale same store sales decreased 2.9% and 2.1%, respectively, in the three and six-month periods compared to the same periods of 2006. This decrease is in line with new vehicle same-store sales declines due to the challenging sales environment discussed above.

Same-store finance and insurance sales were negatively affected in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006 by decreases in same-store vehicle unit sales, which lowered the overall opportunity for finance and insurance sales. This was offset by a 1.5% and a 4.0% increase, respectively, in the finance and insurance sales per unit in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006.

The increases in service, body and parts sales in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006 were primarily due to a 3.8% and a 5.2% increase, respectively, in the same-store customer-pay portion of the business, where all three business lines increased. The customer-pay portion of the business currently represents approximately 81% of total service, body and parts sales. In addition, we realized an 8.1% and a 4.7% increase, respectively, in same-store warranty sales.

Penetration rates for certain products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Finance and insurance	75%	78%	75%	79%
Service contracts	43	42	43	42
Lifetime oil change and filter	37	39	38	39

Gross Profit

Gross profit increased $12.0 million and $24.8 million, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006 due to increased total revenues. Our gross profit margin by business line was as follows:

	Three Months Ended June 30,		Basis
	2007	2006	Point Change*
New vehicle	7.3%	7.3%	—
Retail used vehicle	15.0	15.8	(80)
Wholesale used vehicle	2.7	2.8	(10)
Finance and insurance	100.0	100.0	—
Service, body and parts	48.2	49.3	(110)
Overall	16.8	17.0	(20)

	Six Months Ended June 30,		Basis
	2007	2006	Point Change*
New vehicle	7.5%	7.6%	(10)
Retail used vehicle	15.0	15.7	(70)
Wholesale used vehicle	3.4	4.0	(60)
Finance and insurance	100.0	100.0	—
Service, body and parts	47.8	48.5	(70)
Overall	17.1	17.2	(10)

* A basis point is equal to 1/100th of one percent.

Gross profit margins were negatively affected by a more competitive retail sales environment in the 2007 periods compared to the 2006 periods. The negative effect from the competitive retail sales environment was partially offset by a shift in mix back towards more trucks and SUVs, which typically have higher gross profit margins.

Retail used vehicle gross profit margins decreased in the 2007 periods compared to the 2006 periods, primarily due to more aggressive pricing strategies. However, they remain consistent with our 5-year historical average of 15.0%.

Gross profit margins in the service, body and parts business line decreased in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006 due to a shift in mix towards selling more parts and accessories, which carry lower margins than the service side of the business. However, our same-store gross profit increased 1.3% and 2.7%, respectively, as a result of increased volume.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

SG&A increased $11.7 million and $25.3 million, respectively, in the three and six-month periods ended June 30, 2007 compared to same periods of 2006. SG&A increased to 12.7% and 13.2% of revenue, respectively, in the three and six month periods ended June 30, 2007 compared to 12.5% and 12.9%, respectively, in the comparable periods of 2006.

The increases in dollars spent were primarily due to the following:

	Three months ended June 30, 2007 vs. three months ended June 30, 2006	Six months ended June 30, 2007 vs. six months ended June 30, 2006
Increase related to acquisitions	$11.0 million	$21.9 million
Increase in employee benefit costs	$0.8 million	$1.7 million
Increase in maintenance and repairs	$0.6 million	$0.9 million
Other expenses (savings)	$(0.7) million	$0.8 million

Two of our largest expenses, sales compensation and advertising, as a percentage of gross profit were down 80 basis points and 70 basis points, respectively, in the three and six month periods ended June 30, 2007 compared with the same periods of 2006.  These declines were primarily due to management’s focus on expense control at our stores.

SG&A as a percentage of gross profit is an industry standard for measuring performance relative to SG&A. As a result of expenses detailed above, as well as costs related to our investments in personnel for our centralization efforts, L2 Auto and the other initiatives, SG&A as a percentage of gross profit increased by 190 basis points and 240 basis points, respectively, to 75.6% and 77.3%, respectively, in the three and six month periods ended June 30, 2007 compared to 73.7% and 74.9%, respectively, in the comparable periods of 2006. However, despite the additional expenses for our operational initiatives and other items discussed above, we are close to our 5-year second quarter historical average of 75.8% and 77.4%, respectively. We anticipate achieving a positive long-term impact related to the investment in our initiatives by a reduction in SG&A as a percentage of gross profit in future years. In June 2007, when we achieved improved operating results, SG&A as a percentage of gross profit decreased to 72.8%, demonstrating how incremental sales can positively affect this percentage.

Depreciation and Amortization

Depreciation and amortization increased $1.1 million and $2.0 million, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006 due to the addition of property and equipment primarily related to our acquisitions, as well as improvements to existing facilities and equipment costs related to our initiatives.  We expect this expense to grow as we continue to upgrade facilities and equipment in future years.

Income from Operations

Operating margins declined by 50 basis points in both the three and six-month periods ended June 30, 2007 to 3.5% and 3.3%, respectively, from 4.0% and 3.8%, respectively, in the comparable periods of 2006. The decreases were due primarily to the decreased gross profit margins and increased SG&A and depreciation and amortization as discussed above.

Floorplan Interest Expense

Floorplan interest expense increased $0.7 million and $3.0 million, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006. In the three and six-month periods ended June 30, 2006, we recorded a $1.0 million and a $2.5 million benefit, respectively, to interest expense related to our interest rate swaps. In 2007, we designated our interest rate swaps as cash flow hedging instruments and, accordingly, changes in the fair value of our interest rate swaps were recorded in Accumulated Other Comprehensive Income. Additionally, increases of $0.5 million and $1.4 million, respectively, resulted from increases in the average interest rates on our floorplan facilities. These increases were partially offset by a $0.8 million and a $1.0 million decrease, respectively, as a result of decreases in the average outstanding balances of our floorplan facilities.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle line of credit.

Other interest expense increased $1.7 million and $3.3 million, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006. Changes in the average outstanding balances resulted in increases of approximately $1.9 million and $3.5 million, respectively. Changes in the weighted average interest rate on our debt in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006 decreased other interest expense by approximately $0.2 million and $0.2 million, respectively. Interest expense related to the $85.0 million of senior subordinated convertible notes that were issued in May 2004 currently totals approximately $760,000 per quarter, which consists of $611,000 of contractual interest and $149,000 of amortization of debt issuance costs.

Other interest expense was reduced by $0.7 million and $1.4 million, respectively, due to the benefit of capitalized interest on construction projects for the three and six-month periods ended June 30, 2007 and $0.3 million and $0.6 million, respectively, for the comparable periods of 2006.

Income Tax Expense

Our effective tax rate was 39.7% and 39.6%, respectively, in the three and six-month periods ended June 30, 2007 compared to 42.2% and 40.7%, respectively, in the comparable periods of 2006. Our federal income tax rate is 35% and our state income tax rate is currently 3.05%, which varies with the mix of states where our stores are located. We also have certain non-deductible expenses and other adjustments that increase our effective rate. Our tax rate in the six-month period ended June 30, 2006 included a reduction in amounts provided for identified tax contingencies.

Income from Continuing Operations

Income from continuing operations declined by 60 basis points and 80 basis points, respectively, in the three and six-month periods ended June 30, 2007 compared to the same periods of 2006 as a result of the decreased gross profit margin, increased SG&A, increased depreciation and amortization and increased interest expense as discussed above.

Discontinued Operations

During the second quarter of 2007, we classified three stores and one body shop as discontinued operations. As of June 30, 2007 and December 31, 2006, we had five and two stores, respectively, held for sale and classified as discontinued operations. The body shop was closed and is not held for sale. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue	$37,473	$47,920	$75,951	$99,308
Pre-tax loss from discontinued operations	$(378)	$(510)	$(625)	$(2,762)
Impairment loss related to discontinued operations(1)	(4,105)	—	(4,105)	—
	(4,483)	(510)	(4,730)	(2,762)
Income tax benefit	1,774	280	1,871	1,081
Loss from discontinued operations, net of income taxes	$(2,709)	$(230)	$(2,859)	$(1,681)
Amount of goodwill and other intangible assets disposed of	$—	$1,606	$—	$3,552

(1) The impairment loss is related to goodwill and other intangible assets.

The pre-tax loss in the six-month period ended June 30, 2006 included legal settlements related to stores in California that were sold in prior years.

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base.

Assets held for sale included the following (in thousands):

	June 30, 2007	December 31, 2006
Inventories	$38,112	$11,594
Property, plant and equipment	23,140	2,949
Goodwill and other intangible assets	7,607	942
	$68,859	$15,485

Liabilities held for sale included the following (in thousands):

	June 30, 2007	December 31, 2006
Floorplan notes payable	$32,196	$9,605
Real estate debt	16,317	2,005
	$48,513	$11,610

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

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital and the funding of our cash dividend payments. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity and private debt offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses, capital requirements, projected acquisitions and current level of cash dividends for at least the next 12 months from June 30, 2007. Beyond 12 months from June 30, 2007, we anticipate the need for additional financing options to augment our existing cash and working capital line of credit to accommodate our growth strategy.

Interest rates on all of the facilities below ranged from 6.47% to 7.50% at June 30, 2007. Amounts outstanding on the lines at June 30, 2007, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at June 30, 2007	Remaining Availability as of June 30, 2007
New and program vehicle lines	$573,332	$—	(1)
Working capital, acquisition and used vehicle credit facility	172,000	52,066	(2)
	$745,332	$52,066

(1)          There are no formal limits on the new and program vehicle lines with certain lenders.

(2)          Reduced by $934,000 for outstanding letters of credit.

Flooring Notes Payable

Our inventories increased to $684.9 million at June 30, 2007 from $603.3 million at December 31, 2006. We have maintained a disciplined inventory approach throughout the first six months of 2007. As a result, our days supply of new vehicles at June 30, 2007 was 28 days below June 30, 2006, 9 days below our average historical June 30 balances and more than 7 days below our December 31, 2006 levels.

Our new vehicle flooring notes payable increased to $573.3 million at June 30, 2007 from $499.7 million at December 31, 2006. New vehicles are financed at approximately 100%.

Share Repurchase and Dividends

Our Board of Directors declared dividends of $0.14 per share on our Class A and Class B common stock, which were paid in January 2007, April 2007 and July 2007, and totaled approximately $2.8 million each. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through June 30, 2007, we have purchased a total of 378,631 shares under this program, of which 121,800 were purchased during the first quarter of 2007. We may continue to repurchase shares from time to time in the future as conditions warrant. The recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place. With the dividend, we are able to offer an immediate and tangible return to our shareholders.

Credit Facility

We have a working capital, acquisition and used vehicle credit facility with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“DCFS”) and Toyota Motor Credit Corporation (“TMCC”), totaling up to $225 million (the “Credit Facility”), which expires August 31, 2009. Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property and other intangible personal property. Stock and other equity interests of our subsidiary stores and certain other subsidiaries are excluded. The lenders’ security interest in new vehicle inventory is subordinated to the interests of floorplan financing lenders, including DCFS and TMCC. The agreement for this facility provides for events of default that include nonpayment, breach of covenants, a change of control and certain cross-defaults with other indebtedness. In the event of a default, the agreement provides that the lenders may declare the entire principal balance immediately due, foreclose on collateral and increase the applicable interest rate to the revolving loan rate plus 3 percent, among other remedies.

Our working capital, acquisition and used vehicle credit facility increased to $172.0 million at June 30, 2007 from $144.0 million at December 31, 2006 primarily due to acquisitions, capital expenditures related to our initiatives and the development of L2 Auto.

Cash Flows

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

Debt Covenants

We are subject to certain financial and restrictive covenants for all of our debt agreements. The Credit Facility agreement includes financial and restrictive covenants typical of such agreements such as requirements to maintain a minimum total net worth, minimum current ratio, fixed charge coverage ratio and cash flow leverage ratio requirements. The covenants restrict us from incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets. At June 30, 2007, we were in compliance with all of the financial and restrictive covenants. In addition, cash dividends are limited to $15 million per fiscal year and repurchases by us of our common stock are limited to$20 million per fiscal year.

We expect to be in compliance with the covenants for all of our debt agreements in the foreseeable future. In the event that we are unable to meet such requirements, and any available cure period has passed, the lender may require an acceleration of payment, increase the interest rate or limit our ability to borrow or pay cash dividends.

2.875% Senior Subordinated Convertible Notes due 2014

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

Our earnings to fixed charge coverage ratio, as defined in the senior subordinated convertible notes, was 1.91 for the quarter ended June 30, 2007.

Capital Commitments

We had capital commitments of $51.9 million at June 30, 2007 for the construction of seven new facilities and an addition to one existing facility. Of the new facilities, three are replacing existing facilities. We have already incurred $18.2 million for these projects and anticipate incurring an additional $33.2 million in the remainder of 2007 and the remaining $18.7 million to be incurred in 2008. We expect to pay for the construction out of existing cash balances and borrowings on our line of credit until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

In addition to the above, in the next 1 to 3 years, we have approximately $90 million to $100 million in planned capital expenditures under consideration for various new facilities and remodeling projects. These projects are still in the planning stage or are awaiting approvals from governmental agencies or manufacturers. We feel that these projects are a critical part of our future growth strategy.  We anticipate the need for additional financing options to augment our working capital line of credit to accommodate this growth strategy.

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

Item 4.  Controls and Procedures

Changes in Internal Control Over Financial Reporting

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our annual meeting of the shareholders was held on May 10, 2007. Class A shares carry 1 vote per share on all matters voted upon and Class B shares carry 10 votes per share on all matters voted upon. The following action was approved:

1.             To elect the following persons to serve as directors of Lithia Motors, Inc. until the next annual meeting of shareholders and until their successors are duly elected and qualified:

Name		No. of Shares Voting For	No. of Shares Withheld Voting
Sidney B. DeBoer	Class A	51,946,150	480,821
	Class B	3,762,231	—
Thomas Becker	Class A	50,843,596	1,583,375
	Class B	3,762,231	—
M. L. Dick Heimann	Class A	51,470,072	956,899
	Class B	3,762,231	—
Maryann N. Keller	Class A	52,090,883	336,088
	Class B	3,762,231	—
William J. Young	Class A	51,190,449	1,236,522
	Class B	3,762,231	—

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

Date: August 9, 2007	LITHIA MOTORS, INC.

	By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By	/s/ LINDA A. GANIM
Linda A. Ganim
Vice President and Chief Accounting Officer
(Principal Accounting Officer)