Form 10-Q
period 2007-09-30
LITHIA MOTORS INC
filed 2007-11-07
CIK 1023128

ff.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐   Accelerated filer ☒   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	15,963,932
Class B common stock without par value	3,762,231
(Class)	(Outstanding at November 6, 2007)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$15,749	$26,600
Contracts in transit	48,593	56,211
Trade receivables, net of allowance for doubtful accounts of $401 and $390	63,915	62,317
Inventories, net	559,267	603,306
Vehicles leased to others, current portion	9,285	7,698
Prepaid expenses and other	5,842	6,825
Deferred income taxes	1,517	1,198
Assets held for sale	23,825	15,485
Total Current Assets	727,993	779,640

Land and buildings, net of accumulated depreciation of $19,048 and $15,953	348,413	327,890
Equipment and other, net of accumulated depreciation of $42,972 and $38,866	96,709	89,213
Goodwill	311,467	307,424
Other intangible assets, net of accumulated amortization of $44 and $21	71,003	69,054
Other non-current assets	5,943	6,136
Total Assets	$1,561,528	$1,579,357

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$287,300	$422,411
Floorplan notes payable: non-trade	150,307	77,268
Current maturities of long-term debt	10,291	16,557
Trade payables	36,835	39,794
Accrued liabilities	68,265	62,299
Liabilities held for sale	18,373	11,610
Total Current Liabilities	571,371	629,939

Used vehicle credit facility	109,160	95,614
Real estate debt, less current maturities	171,789	155,890
Other long-term debt, less current maturities	120,022	140,879
Other long-term liabilities	12,023	13,509
Deferred income taxes	62,154	50,133
Total Liabilities	1,046,519	1,085,964

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 15,867 and 15,789	227,486	226,670
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	7,688	5,574
Accumulated other comprehensive income	(19)	—
Retained earnings	279,386	260,681
Total Stockholders’ Equity	515,009	493,393
Total Liabilities and Stockholders’ Equity	$1,561,528	$1,579,357

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except  per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Revenues:
New vehicle sales	$494,882	$488,113	$1,447,623	$1,360,912
Used vehicle sales	231,868	226,468	683,838	641,737
Finance and insurance	32,701	32,644	95,488	90,549
Service, body and parts	97,913	85,360	288,020	244,045
Fleet and other	2,343	1,832	4,339	3,781
Total revenues	859,707	834,417	2,519,308	2,341,024
Cost of sales	715,016	695,657	2,090,893	1,943,164
Gross profit	144,691	138,760	428,415	397,860
Selling, general and administrative	107,387	102,225	326,500	296,241
Depreciation - buildings	1,381	1,077	4,030	3,136
Depreciation and amortization - other	3,908	3,127	11,119	8,916
Operating income	32,015	32,331	86,766	89,567
Other income (expense)
Floorplan interest expense	(8,236)	(12,358)	(24,070)	(25,219)
Other interest expense	(4,900)	(3,482)	(14,567)	(9,817)
Other income, net	144	128	469	765
	(12,992)	(15,712)	(38,168)	(34,271)
Income from continuing operations before income taxes	19,023	16,619	48,598	55,296
Income taxes	(7,713)	(5,933)	(19,411)	(21,670)
Income from continuing operations	11,310	10,686	29,187	33,626
Discontinued operations:
Loss from operations, net of income taxes	(336)	(170)	(714)	(1,851)
Net gain (loss) on disposal activities, net of income taxes	263	—	(2,218)	—
Net income	$11,237	$10,516	$26,255	$31,775

Basic income per share from continuing operations	$0.58	$0.55	$1.50	$1.73
Basic loss per share from discontinued operations	—	(0.01)	(0.15)	(0.10)
Basic net income per share	$0.58	$0.54	$1.35	$1.63

Shares used in basic per share calculations	19,529	19,547	19,509	19,492

Diluted income per share from continuing operations	$0.53	$0.51	$1.38	$1.58
Diluted loss per share from discontinued operations	—	(0.01)	(0.13)	(0.08)
Diluted net income per share	$0.53	$0.50	$1.25	$1.50

Shares used in diluted per share calculations	22,058	22,128	22,102	22,120

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$26,255	$31,775
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	15,149	12,052
Depreciation and amortization of discontinued operations	250	617
Amortization of debt discount	158	—
Stock-based compensation	2,708	2,578
(Gain) loss on sale of assets	(24)	118
Net loss on disposal activities	3,693	—
Deferred income taxes	12,704	4,207
Excess tax benefits from share-based payment arrangements	(285)	(171)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	(1,395)	3,371
Contracts in transit	7,618	3,272
Inventories	32,198	(21,233)
Vehicles leased to others	(2,828)	(1,625)
Prepaid expenses and other	2,529	2,816
Other non-current assets	(1,326)	(2,167)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	(127,959)	(9,858)
Trade payables	(5,024)	2,247
Accrued liabilities	6,057	12,694
Other long-term liabilities and deferred revenue	(1,625)	153
Net cash provided by (used in) operating activities	(31,147)	40,846

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(21,436)	(20,630)
Financeable	(49,026)	(29,987)
Proceeds from sale of assets	7,866	367
Cash paid for acquisitions, net of cash acquired	(13,315)	(29,171)
Proceeds from sale of stores	16,627	3,926
Net cash used in investing activities	(59,284)	(75,495)

Cash flows from financing activities:
Floorplan notes payable: non-trade	80,081	(3,780)
Borrowings on lines of credit	537,319	67,000
Repayments on lines of credit	(544,319)	(46,000)
Principal payments on long-term debt and capital leases	(17,280)	(6,826)
Proceeds from issuance of long-term debt	31,909	20,984
Repurchase of common stock	(5,231)	(2,003)
Proceeds from issuance of common stock	5,072	5,312
Excess tax benefits from share-based payment arrangements	285	171
Dividends paid	(8,256)	(7,446)
Net cash provided by financing activities	79,580	27,412

Decrease in cash and cash equivalents	(10,851)	(7,237)

Cash and cash equivalents:
Beginning of period	26,600	48,566
End of period	$15,749	$41,329

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$43,413	$36,296
Cash paid during the period for income taxes	2,349	12,869

Supplemental schedule of non-cash investing and financing activities:
Floorplan debt acquired in connection with acquisitions	$14,797	$27,554
Floorplan debt paid in connection with dealership disposals	16,189	4,713
Debt issued in connection with acquisitions	—	6,111
Acquisition of property and equipment with capital leases	32	103
Common stock received for the exercise price of stock options	87	—
Assets acquired through store exchange	3,820	—

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

These consolidated financial statements contain unaudited information as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and 2006. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2006 is derived from our 2006 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2006 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using the specific identification method for vehicles and parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
New and program vehicles	$409,328	$466,703
Used vehicles	118,913	103,857
Parts and accessories	31,026	32,746
	$559,267	$603,306

Note 3. Earnings Per Share

Following is a reconciliation of income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	2007			2006
Three Months Ended September 30,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$11,310	19,529	$0.58	$10,686	19,547	$0.55
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	476	2,283	(0.04)	490	2,255	(0.03)
Stock options and unvested restricted stock	—	246	(0.01)	—	326	(0.01)
Diluted EPS
Income from continuing operations available to common stockholders	$11,786	22,058	$0.53	$11,176	22,128	$0.51

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		550			467

	2007			2006
Nine Months Ended September 30,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$29,187	19,509	$1.50	$33,626	19,492	$1.73
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	1,403	2,281	(0.09)	1,421	2,255	(0.11)
Stock options and unvested restricted stock	—	312	(0.03)	—	373	(0.04)
Diluted EPS
Income from continuing operations available to common stockholders	$30,590	22,102	$1.38	$35,047	22,120	$1.58

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		524			112

Note 4.  Comprehensive Income

Comprehensive income for the three and nine-month periods ended September 30, 2007 included the change in the fair value of cash flow hedging instruments, since their designation date of December 31, 2006, that are reflected in stockholders’ equity, net of tax, instead of net income. Comprehensive income was the same as net income for the three and nine-month periods ended September 30, 2006. The following table sets forth the calculation of comprehensive income for the three and nine-month periods ended September 30, 2007 (in thousands):

	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Net income	$11,237	$26,255
Cash flow hedges:
Derivative loss, net of tax effect of $(571) and $(12)	(924)	(19)
Total comprehensive income	$10,313	$26,236

Note 5.  Acquisitions

The following acquisitions were made in the first nine months of 2007:

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

•                  In May 2007, we acquired the operations of a Jeep franchise in Pocatello, Idaho that was added to our existing Chrysler store; and

•                  In August 2007, we acquired a Volkswagen and Audi store from Peterson Motor Company in Boise, Idaho. The acquisition is considered one store and has anticipated annualized revenues of $15 million. The store was renamed Lithia Volkswagen of Boise and Audi Boise.

The above acquisitions were accounted for under the purchase method of accounting. Pro forma results of operations, assuming the above acquisitions and the previously disclosed 2006 acquisitions occurred as of January 1, 2006, were as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenues	$862,165	$927,618	$2,540,222	$2,645,255
Net income	11,282	10,188	26,372	30,557
Basic earnings per share	0.58	0.52	1.35	1.57
Diluted earnings per share	0.53	0.48	1.26	1.44

The Volkswagen/Audi store in Boise, Idaho was acquired through an exchange with Peterson Motor Company in which we traded a Chevrolet store and, in addition to the Volkswagen/Audi store, received $1.6 million in cash.

There are no future contingent payouts related to the 2007 acquisitions and no portion of the purchase price was paid with our equity securities. During the first nine months of 2007, we acquired the five stores and the Jeep franchise discussed above for $17.1 million in cash and value of exchanged franchise, which included $10.3 million of goodwill and $4.2 million of other, primarily indefinite lived, intangible assets. The purchase price for the balance of the assets acquired was funded by borrowings. In addition, we acquired new vehicle inventory and associated floorplan debt in the amount of $14.8 million in connection with the above acquisitions.

Within one year from the purchase date of each store, we may update the value allocated to its purchased assets and the resulting goodwill balances as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase in accordance with SFAS No. 141, “Business Combinations.” All of the goodwill from the above acquisitions is expected to be deductible for tax purposes.

Note 6.  Dividend Payments

Our Board of Directors declared dividends of $0.14 per share on our Class A and Class B common stock, which were paid in January 2007, April 2007 and July 2007, and totaled approximately $2.7 million to $2.8 million each.

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

During the first nine months of 2007, we added three stores and one body shop to those classified as discontinued operations. In the third quarter of 2007, we disposed of two of the stores that were held for sale. As of September 30, 2007 and December 31, 2006, we had three and two stores, respectively, held for sale and classified within assets and liabilities held for sale. Results of operations of these stores are shown within discontinued operations on the consolidated statements of operations. The body shop was closed and is not held for sale. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$25,164	$46,003	$101,115	$145,311
Pre-tax loss from discontinued operations	$(564)	$(278)	$(1,189)	$(3,040)
Net gain (loss) on disposal activities	412	—	(3,693)	—
	(152)	(278)	(4,882)	(3,040)
Income tax benefit	79	108	1,950	1,189
Loss from discontinued operations, net of income taxes	$(73)	$(170)	$(2,932)	$(1,851)
Amount of goodwill and other intangible assets disposed of	$8,722	$—	$8,722	$3,552

The pre-tax loss in the nine-month period ended September 30, 2006 included legal settlements related to stores in California that were sold in prior years.

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base.

Assets held for sale included the following (in thousands):

	September 30,	December 31,
	2007	2006
Inventories	$12,503	$11,594
Property, plant and equipment	10,429	2,949
Goodwill and other intangible assets	893	942
	$23,825	$15,485

Liabilities held for sale included the following (in thousands):

	September 30,	December 31,
	2007	2006
Floorplan notes payable	$10,848	$9,605
Real estate debt	7,525	2,005
	$18,373	$11,610

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

At adoption, important information in regard to our reporting for Interpretation No. 48 was as follows:

Total amount of unrecognized tax benefits	$—
Amount of unrecognized tax benefits that would impact the effective rate if recognized	$—
Nature and potential magnitude of significant changes in unrecognized tax benefits that are reasonably possible within the 12 months following the adoption date pursuant to paragraph 21(d) of Interpretation No. 48	$—
Accrued interest and penalties as of the date of adoption	$—

Entity policy for classifying interest and penalties:	Tax expense
Description of open tax years:	Federal 2003 — 2006 15 States 2002 - 2006

Note 10. Repurchases of Common Stock

In the first quarter of 2007, we repurchased 124,809 shares of our Class A common stock for $3.4 million, or an average price of $26.88 per share. In the third quarter of 2007, we repurchased 100,000 shares of our Class A common stock for $1.9 million, or an average price of $18.77 per share. Of these repurchases, 221,800 were pursuant to the program approved by our Board of Directors in June 2000, which authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through September 30, 2007, we have purchased a total of 478,631 shares under this program.

Note 11. New Accounting Pronouncements

EITF 06-11

In June 2007, the Emerging Issues Task Force (“EITF”) issued EITF 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards,” which states that tax benefits received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in capital and included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. The consensus is effective for the tax benefits of dividends declared in fiscal years beginning after December 15, 2007. We currently account for such income tax benefits in accordance with the method prescribed by EITF 06-11 and, accordingly, the adoption of EITF 06-11 will not have any effect on our financial position, results of operations or cash flows.

Note 12. Reclassifications

Reclassifications related to discontinued operations were made to the prior period financial statements to conform to the current period presentation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, borrowings and repayments on our lines of credit were broken out separately on our consolidated statements of cash flows. Certain other immaterial reclassifications were also made to conform to the current period presentation.

Note 13.  Contingencies

Litigation

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Phillips/Allen Cases

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

On April 28, 2004, Robert Allen and 29 other plaintiffs (“Allen Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 04-3032-HO) against Lithia Motors, Inc. and three of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon UTPA and common law fraud. The Allen Plaintiffs seek damages, attorney’s fees and injunctive relief. The Allen Plaintiffs’ Complaint stems from vehicle purchases made at Lithia stores between July 2000 and April 2001. On August 27, 2004, we filed a Motion to Dismiss the Complaint. On May 26, 2005, the Court entered an Order granting Defendants’ Motion to Dismiss plaintiffs’ state and federal RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over plaintiffs’ UTPA and fraud claims.  Plaintiffs filed a Motion to Reconsider the dismissal Order. On August 23, 2005, the Court granted Plaintiffs’ Motion for Reconsideration and permitted the filing of a Second Amended Complaint (“SAC”). On September 21, 2005, the Allen Plaintiffs, along with Ms. Phillips, filed the SAC. In this complaint, the Allen plaintiffs seek actual damages that total less than $500,000, trebled, approximately $3.0 million in mental distress claims, trebled, punitive damages of $15.0 million, attorney’s fees and injunctive relief. The SAC added as defendants certain officers and employees of Lithia. In addition, the SAC added a claim for relief based on the Truth in Lending Act (“TILA”). On November 14, 2005 we filed a second Motion to Dismiss the Complaint and a Motion to Compel Arbitration. In two subsequent rulings, the Court has dismissed all claims except those under Oregon’s Unfair Trade Practices Act and a single fraud claim for a named individual. We believe the actions of the court have significantly narrowed the claims and potential damages sought by the plaintiffs. Lithia’s motion to Compel Arbitration of Plaintiff’s remaining claims was denied.  We have filed a Notice of Appeal relating to the denial of our Motion to Compel Arbitration. This appeal is currently pending before the Ninth Circuit Court of Appeals (No. 07-35670).

On September 23, 2005, Maria Anabel Aripe and 19 other plaintiffs (“Aripe Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 05-3083-HO) against Lithia Motors, Inc., 12 of its wholly-owned subsidiaries and certain officers and employees of Lithia, alleging violations of state and federal RICO laws, the Oregon UTPA, common law fraud and TILA. The Aripe Plaintiffs seek actual damages of less than $600,000, trebled, approximately $3.7 million in mental distress claims, trebled, punitive damages of $12.6 million, attorney’s fees and injunctive relief. The Aripe Plaintiffs’ Complaint stems from vehicle purchases made at Lithia stores between May 2001 and August 2005 and is substantially similar to the allegations made in the Allen case.  On April 18, 2006, the Court stayed the proceedings in the Aripe case, pending resolution of certain motions in the Allen case.  The relevant motions in the Allen case have now been resolved, and we anticipate that the stay in the Aripe case will soon be lifted.

Alaska Used Vehicles Sales Disclosures

On May 30, 2006 four of our wholly owned subsidiaries located in Alaska were served with a lawsuit alleging that the stores failed to comply with Alaska law relating to various disclosures required to be made during the sale of a used vehicle.  The complaint was filed by Jackie Lee Neese et al v. Lithia Chrysler Jeep of Anchorage, Inc. et al in the Superior Court for the State of Alaska at Anchorage, case number 3AN-06-04815CI. The complainants seek to represent other similarly situated customers. The court has not certified the suit as a class action. During the pendency of this case, the State of Alaska brought charges against Lithia’s subsidiaries alleging the same factual allegations. The company settled the State action which the company believes resolves the disputes. However, the plaintiffs in the private action moved to intervene in the State of Alaska matter. The court denied their request and the plaintiff’s have filed an appeal with the Alaska Supreme Court challenging that denial. Both the private cause of action, as well as the implementation of the settlement with the State of Alaska, have been stayed pending a ruling in the appeal.

Washington State B&O Tax Suit

On October 19, 2005, Marcia Johnson and Theron Johnson, on their own behalf and on behalf of all other similarly situated individuals and entities (the “Johnson Plaintiffs”), filed suit in the Superior Court for the State of Washington, Spokane County (Case No. 05205059-9) against Lithia Motors, Inc. and one of its wholly-owned subsidiaries, individually and as representatives of a proposed defendant class of other motor vehicle dealers. The Johnson plaintiffs seek declaratory and injunctive relief, and damages, for defendants’ alleged practice of itemizing and collecting the Washington State Business and Occupation Tax (“B&O Tax”) from customers buying vehicles from defendants - a practice the Johnson plaintiffs allege is prohibited by state law.

The allegations in the Johnson case involved legal issues similar to those that were litigated in another case filed in the State of Washington (Nelson vs. Appleway Chevrolet, Inc., i.e., the “Nelson case”).  By agreement of the parties, the Johnson case was stayed while the Nelson case was appealed to the Washington State Supreme Court.

In April 2007, the Washington Supreme Court upheld the lower court decisions in favor of the plaintiffs in the Nelson case. The decision was based on the Appleway dealer’s practice of adding a B&O tax charge to a vehicle’s purchase price after the customer and the dealer reached agreement on the vehicle’s price.

Shortly after Lithia and its subsidiary filed for summary judgment, the Johnson plaintiffs filed an amended complaint adding an allegation that the defendants’ actions also violated Washington’s Consumer Protection Act.  In addition to compensatory damages, the Johnson plaintiffs seek treble damages up to $10,000 for each alleged violation of the Act.

The Johnson plaintiffs then cross-moved for partial summary judgment, contending that the Supreme Court’s decision in the Nelson case established that Lithia and its subsidiary had violated Washington’s tax and Consumer Protection Act laws. After hearing oral argument on the motions, the trial court judge on October 12, 2007, issued an oral ruling in favor of the Johnsons and against the Lithia subsidiary. The court denied Lithia’s and its subsidiary’s summary judgment motion. The case has not yet been certified as a class action.

Because Lithia’s subsidiary negotiated with the Johnson plaintiffs over a proposed B&O tax charge before reaching agreement on a purchase price for the Johnsons’ new vehicle, Lithia and its subsidiary believe its action did not violate the law. Lithia and its subsidiary believe the Supreme Court’s decision in the Nelson case establishes that the subsidiary’s practice was permissible under Washington tax law.  Accordingly, Lithia and its subsidiary believe upon appellate review, the decision rendered by the trial court judge will be overturned although no assurances can be provided. We do not believe that the ultimate resolution of the case will have a material adverse impact on our consolidated financial statements.

We intend to vigorously defend all matters and management believes that the likelihood of a judgment for the amount of damages sought in any of the cases is remote.

Note 14.  Subsequent Event

Dividend

In October 2007, we announced a dividend on our Class A and Class B common stock of $0.14 per share for the third quarter of 2007. The dividend, which totaled approximately $2.8 million, was paid on October 29, 2007 to shareholders of record on October 15, 2007.

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

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services.  As of November 6, 2007, we offered 30 brands of new vehicles in 108 stores in the Western United States and over the Internet.  We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

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

Our current new vehicle revenue mix is weighted towards domestic brands at approximately 60%. Our strategy is to target a more balanced mix between our domestic, import and luxury brands in the years ahead. Approximately 65% of our acquisition revenues in the last four quarters were from import and luxury brands, contributing to an improvement in our import/domestic mix, especially as we continue to dispose of our lowest performing domestic stores.

In keeping with this model, we acquired five stores and one franchise in the first ten months of 2007 with total estimated annual revenues of approximately $115 million. At November 6, 2007, we had three stores held for sale with their results of operations displayed as discontinued operations. Combined annual revenues of stores disposed of during 2007 and those held for sale at November 6, 2007 were approximately $167 million.

We expect that manufacturers will continue to offer incentives on new vehicle sales during the remainder of 2007 through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers. To complement the manufacturers’ incentive strategy, we employ a volume-based strategy for our new vehicle sales.

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

•      IT initiatives related to centralizing certain office functions, leading to an approximately 20% reduction in office staff at the stores;

•      In August 2007, we opened our first stand-alone used vehicle store, L2 Auto, in Loveland, Colorado and should open the next two by the end of 2007;

•      Our Assured Vehicle Selling Program has been fully installed in several locations and will be rolled out to the rest of our stores by the end of the first quarter of 2008. With our new Assured Sales Program, all of our vehicles will have “Drive it Now Pricing.” All of our vehicle sales will have a 3 day return policy, 100% money back guarantee.  In addition, our used vehicles have an “if it breaks, we fix it” guarantee. There is no deductible and our guarantee is valid for 60 days or 3,000 miles; and

•      A cost-cutting initiative in our stores including staffing, employee bonuses, advertising and travel is expected to have a significant impact on selling, general and administrative expense in the fourth quarter of 2007 and into 2008.

Results of Continuing Operations

Certain revenue, gross margin and gross profit information by product line was as follows:

Three Months Ended September 30, 2007	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	57.6%	7.6%	26.1%
Used vehicle, retail	21.4	14.9	18.9
Used vehicle, wholesale	5.5	0.5	0.2
Finance and insurance(1)	3.8	100.0	22.6
Service, body and parts	11.4	47.3	32.0
Fleet and other	0.3	14.3	0.2

Three Months Ended September 30, 2006	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.5%	7.6%	26.9%
Used vehicle, retail	22.0	14.4	19.1
Used vehicle, wholesale	5.2	1.1	0.3
Finance and insurance(1)	3.9	100.0	23.5
Service, body and parts	10.2	48.6	29.9
Fleet and other.	0.2	20.7	0.3

Nine Months Ended September 30, 2007	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	57.5%	7.5%	25.4%
Used vehicle, retail	22.0	15.0	19.3
Used vehicle, wholesale	5.1	2.3	0.7
Finance and insurance(1)	3.8	100.0	22.3
Service, body and parts	11.4	47.6	32.0
Fleet and other.	0.2	25.0	0.3

Nine Months Ended September 30, 2006	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.1%	7.6%	26.1%
Used vehicle, retail	22.7	15.2	20.3
Used vehicle, wholesale	4.7	2.9	0.7
Finance and insurance(1)	3.9	100.0	22.8
Service, body and parts	10.4	48.6	29.8
Fleet and other.	0.2	32.1	0.3

(1)   Commissions reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Lithia Motors, Inc. (1)	2007	2006	2007	2006

Revenues:
New vehicle	57.6%	58.5%	57.5%	58.1%
Used vehicle, retail	21.4	22.0	22.0	22.7
Used vehicle, wholesale	5.5	5.2	5.1	4.7
Finance and insurance	3.8	3.9	3.8	3.9
Service, body and parts	11.4	10.2	11.4	10.4
Fleet and other	0.3	0.2	0.2	0.2
Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	16.8	16.6	17.0	17.0
Selling, general and administrative expenses	12.5	12.3	13.0	12.7
Depreciation and amortization	0.7	0.5	0.6	0.5
Operating income	3.7	3.9	3.4	3.8
Floorplan interest expense	1.0	1.5	1.0	1.1
Other interest expense	0.6	0.4	0.6	0.4
Other, net	—	—	—	—
Income from continuing operations before taxes	2.2	2.0	1.9	2.4
Income tax expense	0.9	0.7	0.8	0.9
Income from continuing operations	1.3%	1.3%	1.2%	1.4%

(1)  The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the three and nine-month periods ended September 30, 2007 compared to the three and nine-month periods ended September 30, 2006 (dollars in thousands, except per vehicle and per unit amounts):

	Three Months Ended September 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
New vehicle	$494,882	$488,113	$6,769	1.4%
Used vehicle, retail	184,319	183,574	745	0.4
Used vehicle, wholesale	47,549	42,894	4,655	10.9
Finance and insurance	32,701	32,644	57	0.2
Service, body and parts	97,913	85,360	12,553	14.7
Fleet and other	2,343	1,832	511	27.9
Total revenues	859,707	834,417	25,290	3.0
Cost of sales	715,016	695,657	19,359	2.8
Gross profit	144,691	138,760	5,931	4.3
Selling, general and administrative	107,387	102,225	5,162	5.0
Depreciation and amortization	5,289	4,204	1,085	25.8
Operating income	32,015	32,331	(316)	(1.0)
Floorplan interest expense	(8,236)	(12,358)	(4,122)	(33.4)
Other interest expense	(4,900)	(3,482)	1,418	40.7
Other, net	144	128	16	12.5
Income from continuing operations before taxes	19,023	16,619	2,404	14.5
Income tax expense	7,713	5,933	1,780	30.0
Income from continuing operations	$11,310	$10,686	$624	5.8%

New units sold	16,884	17,860	(976)	(5.5% )
Average selling price per new vehicle	$29,311	$27,330	$1,981	7.2

Used retail units sold	10,928	11,395	(467)	(4.1)
Average selling price per used retail vehicle	$16,867	$16,110	$757	4.7

Used wholesale units sold	7,364	7,218	146	2.0
Average selling price per used wholesale vehicle	$6,457	$5,943	$514	8.6

Finance and insurance income per retail unit	$1,176	$1,116	$60	5.4

	Nine Months Ended September 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Revenues:
New vehicle	$1,447,623	$1,360,912	$86,711	6.4%
Used vehicle, retail	553,708	530,392	23,316	4.4
Used vehicle, wholesale	130,130	111,345	18,785	16.9
Finance and insurance	95,488	90,549	4,939	5.5
Service, body and parts	288,020	244,045	43,975	18.0
Fleet and other	4,339	3,781	558	14.8
Total revenues	2,519,308	2,341,024	178,284	7.6
Cost of sales	2,090,893	1,943,164	147,729	7.6
Gross profit	428,415	397,860	30,555	7.7
Selling, general and administrative	326,500	296,241	30,259	10.2
Depreciation and amortization	15,149	12,052	3,097	25.7
Operating income	86,766	89,567	(2,801)	(3.1)
Floorplan interest expense	(24,070)	(25,219)	(1,149)	(4.6)
Other interest expense	(14,567)	(9,817)	4,750	48.4
Other, net	469	765	(296)	(38.7)
Income from continuing operations before taxes	48,598	55,296	(6,698)	(12.1)
Income tax expense	19,411	21,670	(2,259)	(10.4)
Income from continuing operations	$29,187	$33,626	$(4,439)	(13.2% )

New units sold	50,049	49,658	391	0.8%
Average selling price per new vehicle	$28,924	$27,406	$1,518	5.5

Used retail units sold	33,375	32,939	436	1.3
Average selling price per used retail vehicle	$16,591	$16,102	$489	3.0

Used wholesale units sold	20,051	18,392	1,659	9.0
Average selling price per used wholesale vehicle	$6,490	$6,054	$436	7.2

Finance and insurance income per retail unit	$1,145	$1,096	$49	4.5

Revenues

Total revenues increased 3.0% and 7.6%, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006, as a result of acquisitions, partially offset by a 5.6% and a 3.1% decrease, respectively, in same-store sales, excluding fleet. The nine-month period ended September 30, 2007 faced a difficult comparison with the comparable period of 2006 when total same-store sales grew by 4.5%. The decreases in the 2007 periods were also impacted by a weak retail sales environment, especially with our domestic brands. This is related to the ripple effect from the struggling housing market, high gas prices and consumer debt pressures.

Same-store sales percentage increases (decreases) were as follows:

	Three months ended September 30, 2007 vs. three months ended September 30, 2006	Nine months ended September 30, 2007 vs. nine months ended September 30, 2006
New vehicle retail, excluding fleet	(6.6)%	(4.3)%
Used vehicle, retail	(8.6)	(5.8)
Used vehicle, wholesale	1.6	6.5
Total vehicle sales, excluding fleet	(6.6)	(4.1)
Finance and insurance	(5.9)	(1.7)
Service, body and parts	3.3	4.5
Total sales, excluding fleet	(5.6)	(3.1)

Same-store sales are calculated for stores that were in operation as of September 30, 2006, and only including the months of operations for both comparable periods. For example, a store acquired in July 2006 would be included in same-store operating data beginning in August 2006, after its first full complete comparable month of operation. Thus, operating results for same-store comparisons would include only the periods of August through September of both comparable years.

New vehicle same-store sales declined 6.6% and 4.3%, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006. The decreases were primarily due to a challenging sales environment in the first nine months of 2007 and declining sales of domestic manufacturers’ vehicles that represent a large percentage of our new vehicle sales. Prior year comparisons were high due to aggressive manufacturer incentive programs, which have not been sustained at those high levels in 2007. Same-store unit sales were down 11.6% and 7.9%, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006. The decreases in same-store unit sales were partially offset by a 5.7% and a 3.9% increase, respectively, in same-store average selling prices.

Used retail vehicle same-store sales declined 8.6% and 5.8%, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006. The decreases in same-store sales were primarily due to the challenging sales environment mentioned above. Same-store retail unit sales decreased 11.5% and 7.4%, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006. These same-store decreases were partially offset by a 3.3% and a 1.7% increase in same-store average selling prices.

Used wholesale vehicle same-store sales increased 1.6% and 6.5%, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006. Same-store unit sales declined 5.6% and 0.5%, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006. Same-store average selling price increased 7.6% and 7.0%, respectively, in the same periods.

Same-store finance and insurance sales were negatively affected in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006 by decreases in same-store vehicle unit sales, which lowered the overall opportunity for finance and insurance sales. This was offset by a 6.5% and a 6.6% increase, respectively, in the finance and insurance sales per unit in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006.

The increases in same-store service, body and parts sales in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006 were primarily due to a 3.1% and a 4.6% increase, respectively, in the customer-paid portion of the business. The customer-paid portion of the business excludes warranty and currently represents approximately 82% of total service, body and parts sales. In addition, we realized a 4.2% and a 4.1% increase, respectively, in same-store warranty sales.

Penetration rates for certain products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Finance and insurance	76%	75%	75%	78%
Service contracts	41	42	42	42
Lifetime oil change and filter	36	39	37	39

Gross Profit

Gross profit increased $5.9 million and $30.6 million, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006 due to increased total revenues in both periods and an increase of 20 basis points in the overall gross profit margin in the three-month period ended September 30, 2007 compared to the same period of 2006. Gross margins have been relatively stable despite the difficult retail sales environment

Our gross profit margins by business lines are detailed in the tables below:

	Three Months Ended September 30,		Basis
	2007	2006	Point Change*
New vehicle	7.6%	7.6%	—	bp
Retail used vehicle	14.9	14.4	50
Wholesale used vehicle	0.5	1.1	(60)
Finance and insurance	100.0	100.0	—
Service, body and parts	47.3	48.6	(130)
Overall	16.8	16.6	20

	Nine Months Ended September 30,		Basis
	2007	2006	Point Change*
New vehicle	7.5%	7.6%	(10	) bp
Retail used vehicle	15.0	15.2	(20)
Wholesale used vehicle	2.3	2.9	(60)
Finance and insurance	100.0	100.0	—
Service, body and parts	47.6	48.6	(100)
Overall	17.0	17.0	—

* A basis point is equal to 1/100th of one percent.

Gross profit margins in the service, body and parts business line decreased in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006 partially due to a shift in mix towards selling more parts and accessories, which carry lower margins than the service side of the business.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

SG&A increased $5.2 million and $30.3 million, respectively, in the three and nine-month periods ended September 30, 2007 compared to same periods of 2006. SG&A increased to 12.5% and 13.0% of revenue, respectively, in the three and nine-month periods ended September 30, 2007 compared to 12.3% and 12.7%, respectively, in the comparable periods of 2006.

The increases in dollars spent were primarily due to the following:

	Three months ended September 30, 2007 vs. three months ended September 30, 2006	Nine months ended September 30, 2007 vs. nine months ended September 30, 2006
Increase related to acquisitions	$8.8 million	$31.4 million
Savings in salaries and bonuses	(3.3) million	(3.8) million
Savings in advertising expense	(1.3) million	(2.0) million
Other expenses	1.0 million	4.7 million

Two of our largest expenses, sales compensation and advertising, as a percentage of gross profit were down 90 basis points and 80 basis points, respectively, in the three and nine-month periods ended September 30, 2007 compared with the same periods of 2006. These declines were primarily due to management’s focus on expense control at our stores and savings related to our operational initiatives.

SG&A as a percentage of gross profit is an industry standard for measuring performance relative to SG&A. As a result of expenses detailed above, as well as costs related to our investments in personnel for our centralization efforts, L2 Auto and the other initiatives, SG&A as a percentage of gross profit increased by 50 basis points and 170 basis points, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006.

SG&A as a percentage of gross profit was as follows:

Three Months Ended September 30,		Nine Months Ended September 30,
2007	2006	2007	2006
74.2%	73.7%	76.2%	74.5%

Our 5-year third quarter and year-to-date historical average was 72.4% and 75.2%, respectively. We anticipate achieving a positive long-term impact related to the investment in our initiatives by a reduction in SG&A as a percentage of gross profit in future periods.

Depreciation and Amortization

Depreciation and amortization increased $1.1 million and $3.1 million, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006 due to the addition of property and equipment primarily related to our acquisitions, as well as improvements to existing facilities and equipment costs related to our initiatives. We expect this expense to grow as we continue to upgrade facilities and equipment in future years.

Income from Operations

Operating margins declined by 20 basis points and 40 basis points, respectively, in the three and nine-month periods ended September 30, 2007 to 3.7% and 3.4%, respectively, from 3.9% and 3.8%, respectively, in the comparable periods of 2006. The decreases were due primarily to the increased SG&A and depreciation and amortization as discussed above.

Floorplan Interest Expense

Floorplan interest expense decreased $4.1 million and $1.1 million, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006. In the three and nine-month periods ended September 30, 2006, we recorded a $2.3 million charge and a $0.2 million benefit, respectively, to interest expense related to our interest rate swaps. In 2007, we designated our interest rate swaps as cash flow hedging instruments and, accordingly, changes in the fair value of our interest rate swaps were recorded in Accumulated Other Comprehensive Income. Additionally, a decrease of $0.6 million and an increase of $0.8 million, respectively, resulted from changes in the average interest rates on our floorplan facilities. We also realized a decrease of $1.2 million and $2.2 million, respectively, as a result of decreases in the average outstanding balances of our floorplan facilities.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle line of credit.

Other interest expense increased $1.4 million and $4.8 million, respectively, in the three and nine-month periods ended September 30, 2007 compared to the same periods of 2006. Changes in the average outstanding balances resulted in increases of approximately $1.4 million and $4.9 million, respectively. The weighted average interest rates on our debt remained relatively unchanged, resulting in minimal savings. Interest expense related to the $85.0 million of senior subordinated convertible notes that were issued in May 2004 currently totals approximately $765,000 per quarter, which consists of $611,000 of contractual interest and $154,000 of amortization of debt issuance costs.

Other interest expense was reduced by $1.0 million and $2.4 million, respectively, due to the benefit of capitalized interest on construction projects for the three and nine-month periods ended September 30, 2007 and $0.5 million and $1.1 million, respectively, for the comparable periods of 2006.

Income Tax Expense

Our effective tax rate was 40.5% and 39.9%, respectively, in the three and nine-month periods ended September 30, 2007 compared to 35.7% and 39.2%, respectively, in the comparable periods of 2006. Our federal income tax rate is 35% and our state income tax rate is currently 3.03%, which varies with the mix of states where our stores are located. We also have certain non-deductible expenses and other adjustments that increase our effective rate. Our tax rate in the nine-month period ended September 30, 2006 included a reduction in amounts provided for identified tax contingencies.

Income from Continuing Operations

Income from continuing operations was flat in the three-month period ended September 30, 2007 compared to the same period of 2006 and declined by 20 basis points in the nine-month period ended September 30, 2007 compared to the same period of 2006 as a result of the increased SG&A, increased depreciation and amortization and increased other interest expense being offset by decreased floorplan interest expense as discussed above.

Discontinued Operations

During the first nine months of 2007, we added three stores and one body shop to those classified as discontinued operations. In the third quarter of 2007, we disposed of two of the stores that were held for sale. As of September 30, 2007 and December 31, 2006, we had three and two stores, respectively, held for sale and classified within assets and liabilities held for sale. Results of operations of these stores are shown within discontinued operations on the consolidated statements of operations. The body shop was closed and is not held for sale. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue	$25,164	$46,003	$101,115	$145,311
Pre-tax loss from discontinued operations	$(564)	$(278)	$(1,189)	$(3,040)
Net gain (loss) on disposal activities	412	—	(3,693)	—
	(152)	(278)	(4,882)	(3,040)
Income tax benefit	79	108	1,950	1,189
Loss from discontinued operations, net of income taxes	$(73)	$(170)	$(2,932)	$(1,851)
Amount of goodwill and other intangible assets disposed of	$8,722	$—	$8,722	$3,552

The pre-tax loss in the nine-month period ended September 30, 2006 included legal settlements related to stores in California that were sold in prior years.

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base.

Assets held for sale included the following (in thousands):

	September 30,	December 31,
	2007	2006
Inventories	$12,503	$11,594
Property, plant and equipment	10,429	2,949
Goodwill and other intangible assets	893	942
	$23,825	$15,485

Liabilities held for sale included the following (in thousands):

	September 30,	December 31,
	2007	2006
Floorplan notes payable	$10,848	$9,605
Real estate debt	7,525	2,005
	$18,373	$11,610

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

Liquidity and Capital Resources

Our principal needs for capital resources are to finance acquisitions and capital expenditures, as well as for working capital and the funding of our cash dividend payments. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity and private debt offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses, capital requirements, projected acquisitions and current level of cash dividends for at least the next 12 months from September 30, 2007. Beyond 12 months from September 30, 2007, we anticipate the need for possible additional financing options to augment our existing cash and working capital line of credit to accommodate our growth strategy.

Interest rates on all of the facilities below ranged from 6.27% to 7.12% at September 30, 2007. Amounts outstanding on the lines at September 30, 2007, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at September 30, 2007	Remaining Availability as of September 30, 2007
New and program vehicle lines	$437,607	$—	(1)
Working capital, acquisition and used vehicle credit facility	137,000	87,066	(2)
	$574,607	$87,066

(1)   There are no formal limits on the new and program vehicle lines with certain lenders.

(2)   Reduced by $934,000 for outstanding letters of credit.

Flooring Notes Payable

Our inventories decreased to $559.3 million at September 30, 2007 from $603.3 million at December 31, 2006. We have maintained a disciplined inventory approach throughout the first nine months of 2007. As a result, our days supply of new vehicles at September 30, 2007 was 16 days below September 30, 2006, flat with our average historical September 30 balances and two days below our December 31, 2006 levels.

Our new vehicle flooring notes payable decreased to $437.6 million at September 30, 2007 from $499.7 million at December 31, 2006. New vehicles are financed at approximately 100%.

Share Repurchase and Dividends

Our Board of Directors declared dividends of $0.14 per share on our Class A and Class B common stock, which were paid in January 2007, April 2007, July 2007 and October 2007, and totaled approximately $2.7 million to $2.8 million each. We anticipate recommending to the Board of Directors the approval of a cash dividend each quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through September 30, 2007, we have purchased a total of 478,631 shares under this program, of which 221,800 were purchased during the first nine months of 2007. We may continue to repurchase shares from time to time in the future as conditions warrant. The recent change in the tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place. With the dividend, we are able to offer an immediate and tangible return to our shareholders.

Credit Facility

We have a working capital, acquisition and used vehicle credit facility with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“DCFS”) and Toyota Motor Credit Corporation (“TMCC”), totaling up to $225 million (the “Credit Facility”), which expires August 31, 2009. We anticipate increasing the aggregate amount of this facility as part of our annual renewal process in the fourth quarter of 2007. Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property and other intangible personal property. Stock and other equity interests of our subsidiary stores and certain other subsidiaries are excluded. The lenders’ security interest in new vehicle inventory is subordinated to the interests of floorplan financing lenders, including DCFS and TMCC. The agreement for this facility provides for events of default that include nonpayment, breach of covenants, a change of control and certain cross-defaults with other indebtedness. In the event of a default, the agreement provides that the lenders may declare the entire principal balance immediately due, foreclose on collateral and increase the applicable interest rate to the revolving loan rate plus 3 percent, among other remedies.

Our working capital, acquisition and used vehicle credit facility decreased to $137.0 million at September 30, 2007 from $144.0 million at December 31, 2006 primarily due to the timing of payments, partially offset by acquisitions, capital expenditures related to our initiatives and the development of L2 Auto.

Vehicle Flooring

Ford Motor Credit, General Motors Acceptance Corporation (“GMAC”), Volkswagen Credit and BMW Financial Services NA, LLC have agreed to floor all of our new vehicles for their respective brands. DCFS and TMCC serve as the primary lenders for their respective brands and substantially all other brands. The new vehicle lines are secured by new vehicle inventory of the relevant brands. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity.

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

Debt Covenants

We are subject to certain financial and restrictive covenants for all of our debt agreements. The Credit Facility agreement includes financial and restrictive covenants typical of such agreements such as requirements to maintain a minimum total net worth, minimum current ratio, fixed charge coverage ratio and cash flow leverage ratio requirements. The covenants restrict us from incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets. At September 30, 2007, we were in compliance with all of the financial and restrictive covenants.

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

2.875% Senior Subordinated Convertible Notes due 2014

We also have outstanding $85.0 million of 2.875% senior subordinated convertible notes due 2014. We will also pay contingent interest on the notes during any six-month interest period beginning May 1, 2009, in which the trading price of the notes for a specified period of time equals or exceeds 120% of the principal amount of the notes. The notes are convertible into shares of our Class A common stock at a price of $37.24 per share upon the satisfaction of certain conditions and upon the occurrence of certain events as follows:

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

A declaration and payment of a dividend in excess of $0.08 per share per quarter will result in additional adjustments in the conversion rate for the notes if such cumulative adjustment exceeds 1% of the current conversion rate. The current conversion rate per $1,000 of notes is 26.8556.

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

Our earnings to fixed charge coverage ratio, as defined in the senior subordinated convertible notes, was 1.98 for the quarter ended September 30, 2007.

Capital Commitments

We had capital commitments of $41.5 million at September 30, 2007 for the construction of five new facilities, an addition to one existing facility and one remodel. Of the new facilities, two are replacing existing facilities. We anticipate incurring $18.2 million in the remainder of 2007 and the remaining $23.3 million in 2008. We expect to pay for the construction out of existing cash balances and borrowings on our line of credit until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

We anticipate approximately $30 million in non-financeable capital expenditures in 2008, which is similar to our anticipated 2007 amount.

In addition to the above, in the next 1 to 3 years, we have approximately $95 million to $105 million in planned capital expenditures under consideration for various new facilities and remodeling projects. These projects are still in the planning stage or are awaiting approvals from governmental agencies or manufacturers. We feel that these projects are a critical part of our future growth strategy. We anticipate the need for additional financing options to augment our working capital line of credit to accommodate this growth strategy.

There were no significant changes to our other contractual payment obligations from those reported in our 2006 Form 10-K as filed with the Securities and Exchange Commission on March 9, 2007.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition or cash flows. See also Note 13 of Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the third quarter of 2007:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 to July 31	5,000	$19.05	383,631	616,369
August 1 to August 31	95,000	18.75	478,631	521,369
September 1 to September 30	—	—	—	—
Total	100,000	18.77	478,631	521,369

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

Date: November 7, 2007	LITHIA MOTORS, INC.

	By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By	/s/ LINDA A. GANIM
Linda A. Ganim
Vice President and Chief Accounting Officer
(Principal Accounting Officer)