Form 10-K
period 2007-12-31
LITHIA MOTORS INC
filed 2008-04-11
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14733

LITHIA MOTORS, INC.

(Exact name of registrant as specified in its charter)

Oregon	93-0572810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

360 E. Jackson Street, Medford, Oregon	97501
(Address of principal executive offices)	(Zip Code)

541-776-6899

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common stock, without par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    (Do not check if a smaller reporting company) Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $391,538,000, computed by reference to the last sales price ($25.34) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 29, 2007).

The number of shares outstanding of the Registrant’s common stock as of April 10, 2008 was: Class A: 16,285,216 shares and Class B: 3,762,231 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2008 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.

2007 FORM 10-K ANNUAL REPORT

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

Compliance with Section 303A of the NYSE Listed Company Manual

As required by the NYSE Corporate Governance Standards, we filed the appropriate certifications with NYSE in 2007 confirming that our CEO is not aware of any violations of the NYSE Corporate Governance Standards and we also filed with the SEC in 2007 the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of April 10, 2008, we offered 30 brands of new vehicles and used vehicles in 109 stores in the United States and over the Internet. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

We were founded in 1946 and incorporated in 1968. Our two senior executives have managed the company for nearly 40 years. Since our initial public offering in 1996, we have grown from 5 to 109 stores as of April 10, 2008, primarily through our aggressive acquisition program that has been accretive to our earnings, increasing annual revenues from $143 million in 1996 to $3.2 billion in 2007. In addition, since our initial public offering through December 31, 2007, we have achieved compound annual growth rates of 33% per year for revenues and 23% per year for net income from continuing operations.

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

Our current new vehicle revenue mix is weighted towards domestic brands at approximately 62%. Our strategy is to target a more balanced mix between our domestic, import and luxury brands in the years ahead. Approximately 98% of our acquisition revenues in 2007 were from import and luxury brands, contributing to an improvement in our import/domestic mix, especially as we continue to dispose of our lowest performing domestic stores.

We currently offer several customer guarantees that we believe differentiate us from other competitors in the marketplace. These guarantees are a culmination of several evolution cycles within Lithia that came to fruition in 2007.

For new vehicles, we promise:

•	A low haggle “Drive it Now” price, always at or below Manufacturer’s Suggested Retail Price (MSRP);

•	Never any Additional Dealer Markup;

•	No Documentation Fees, except where state-mandated or controlled; and

•	A three-day, 500 mile, no questions asked return policy, including the return of a customer’s trade-in vehicle.

For used vehicles, we promise:

•	A low haggle “Drive it Now” price;

•	No Documentation Fees, except where state-mandated or controlled; and

•	A three-day, 500 mile, no questions asked return policy, including the return of a customer’s trade-in vehicle; and

•	A sixty-day, 3000 mile, “if it breaks, we fix it” warranty.

For service work, we promise:

•	Service provided on your schedule with no appointment necessary;

•	A three-year, 50,000 mile warranty on all repair work, including parts and labor, to ensure a customer will never pay for the same repair twice; and

•	A guaranteed price based on the estimate given at the time the car was dropped off.

In 2007 we opened three stand alone used car stores, called L2 Auto. L2 Auto is an innovative, web-based sales process that provides a new and improved experience for consumers in the used car market. L2 Auto represents an entirely new process of online shopping and buying to provide a whole new level of catering to the used car customer. It offers unprecedented transparency in every transaction including availability of a broad selection of popular late model used vehicles, clearly marked “negotiation-free” prices based on current market values, a 240 point inspection plan, a sixty-day, 3000 mile “if it breaks, we fix it” warranty, and a three day “no questions asked” return policy.

The Industry

At approximately $1.0 trillion in annual sales, automotive retailing is the largest retail trade sector in the U.S. and comprises roughly 7% of the GDP. The industry is highly fragmented with the 100 largest automotive retailers generating approximately 13% of total industry revenues in 2006. The number of franchised stores in the U.S. has declined in the last 10 years from approximately 22,427 stores in 1997 to approximately 21,761 in 2006. In addition to these new vehicle outlets, used vehicles are sold by approximately 50,000 independent used vehicle dealers and through private (person to person) transactions. New vehicles can only be sold through automotive retail stores franchised by automotive manufacturers. These franchise stores have designated trade territories under state franchise law protection, which limits the number of new stores that can be opened in any given area.

Consolidation is expected to continue as many smaller automotive retailers are now considering selling or joining forces with larger retailer groups, given the large capital requirements necessary to operate in today’s retail environment. With many owners reaching retirement age, often without clear succession plans, larger, well-capitalized automotive retailers provide an attractive exit strategy. The recent slowdown in the economy and in retail sales is expected to increase the number of sellers. We believe these factors provide an attractive environment for continuing consolidation.

Unlike many other retailing segments, automotive manufacturers provide unparalleled support to the automotive retailer. Manufacturers often bear the burden of markdown risks on slow-moving inventory as they provide aggressive dealer and customer incentives to clear aged inventory in order to free the inventory pipeline for new purchases. In addition, an automotive retailer’s cash investment in inventory is relatively small, given floorplan financing from manufacturers. Furthermore, manufacturers provide low-cost financing for working capital and acquisitions and credit to consumers to finance vehicle purchases, as well as pay market-rate prices to their dealers for servicing vehicles under manufacturers’ warranties.

Sales in the automotive sector are affected by general economic conditions including rates of employment, income growth, interest rates and consumer sentiment. In 2007, sales were adversely impacted by the slowing economy, including construction-related industries, and higher gasoline prices. In recent years, domestic manufacturers have seen increasing sales pressure from import and luxury brands, resulting in a reduction in their overall market share.

U.S. new vehicle sales were 16.1 million units in 2007 compared to 16.6 million units in 2006. Although manufacturer incentives were lower in 2007 than in 2006, we expect that manufacturers will continue to offer incentives on new vehicle sales during 2008 through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers. To complement the manufacturers’ incentive strategy, we employ a volume-based strategy for our new vehicle sales. New vehicle sales usually decline during a weak economy; however, the higher margin service and parts business typically benefits in the same environment, particularly if extended, because consumers tend to keep their vehicles longer. Automotive retailers benefit from their designation as an exclusive warranty and recall service provider of a manufacturer. For the typical manufacturer’s warranty, this provides an automotive retailer with a period of at least 3 years of repeat business for service covered by warranty. Extended warranties can add two or more years to this repeat servicing period.

Profitability amongst automotive retailers will vary and depends in part on local economic conditions, competition and product mix, effective management of inventory, marketing, quality control and responsiveness to customers. In the industry, new vehicles sales typically account for an estimated 59% of a store’s revenues, used vehicles sales typically account for approximately 29% of revenues and the remaining 12% is typically derived from service and parts sales. Finance and insurance sales are included in the new and used vehicle sales numbers. Industry gross profit margins were 13.6% in 2006. Our gross profit margin was 16.9% and 17.1% in 2007 and 2006, respectively.

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

Store Operations

Historically, each of our stores has operated as its own profit center and was managed by a general manager who has primary responsibility for pricing, inventory, personnel and advertising. In 2007, we accelerated a shift towards simplifying the general manager’s areas of responsibility. By providing additional support, including inventory control, tools for managing personnel and legal issues, centralized processing of administrative and office functions and centralized marketing, our store management personnel are able to concentrate on customer and employee satisfaction.

During 2007, we completed the following initiatives:

•

Under the automated car deal process, our showrooms are equipped with interactive personal computers, which allows the salesperson to quickly and efficiently enter data and interact with the customer to speed up the sales process;

•	In August 2007, we opened our first stand-alone used vehicle store, L2 Auto, in Loveland, Colorado and, in December 2007, we opened two additional stores in Texas;

•	IT initiatives related to centralizing Accounts Payable and Accounts Receivable functions, and;

•

Our customer guarantees, including low-haggle, “Drive it Now Pricing” and a 3 day return policy on all vehicles. In addition, our used vehicles have an “if it breaks, we fix it” guarantee. There is no deductible and our guarantee is valid for sixty days or 3,000 miles. We also offer guaranteed pricing and a three-year, 50,000 mile warranty on all service work.

In 2008, we are currently working on the following initiatives that we expect will improve our operations in future periods:

•	Improved functionality of our centralized vehicle inventory control, pricing and procurement process;

•	IT initiatives related to centralizing back office car deal processing;

•	Cost-cutting initiatives in our stores reducing staffing and other expenses; and

•	Modified sale structure and compensation plans to match our new selling system.

The following tables set forth information about our stores as of December 31, 2007:

State	Number of Stores	Percent of Annualized 2007 Revenue
Texas	15	21%
Oregon	16	14
California	14	13
Washington	11	10
Colorado	8	7
Iowa	8	6
Alaska	7	6
Montana	7	6
Idaho	7	6
Nevada	6	4
Nebraska	3	2
South Dakota	2	2
North Dakota	2	1
New Mexico	1	1
Wisconsin	1	1

Total	108	100%

New Vehicle Sales

In 2007, we sold 30 domestic and imported brands ranging from economy to luxury cars, sport utility vehicles, minivans and light trucks.

Manufacturer	Percent of Total Revenue	Percent of New Vehicle Sales in 2007
Chrysler (Chrysler, Dodge, Jeep)	22.7%	39.7%
General Motors (GMC, Chevrolet, Buick, Saturn, Cadillac, Hummer)	9.7	16.9
Toyota, Scion	6.8	11.8
BMW	3.8	6.7
Honda, Acura	3.3	5.8
Ford (Ford, Lincoln, Mercury)	3.2	5.6
Nissan, Infiniti	1.8	3.1
Hyundai	1.6	2.9
Mercedes	1.3	2.3
Volkswagen, Audi	1.2	2.0
Subaru	1.1	1.8
Mazda	0.3	0.5
Porsche	0.3	0.4
Kia	0.2	0.3
Suzuki	0.1	0.2
Saab	*	*
Isuzu	*	*

	57.4%	100.0%

*	Less than 0.1%

Our unit and dollar sales of new vehicles from continuing operations were as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
New car units	22,988	24,562	20,084	17,574	19,714
New car sales (in thousands)	$578,307	$567,073	$471,766	$411,860	$445,485
Average selling price	$25,157	$23,087	$23,490	$23,436	$22,597

New truck units(1)	40,482	39,398	36,106	33,255	29,192
New truck sales (in thousands)	$1,269,966	$1,206,059	$1,090,521	$1,007,556	$850,720
Average selling price	$31,371	$30,612	$30,203	$30,298	$29,142

Total new vehicle units	63,470	63,960	56,190	50,829	48,906
Total new vehicle sales (in thousands)	$1,848,273	$1,773,132	$1,562,287	$1,419,416	$1,296,205
Average selling price	$29,120	$27,723	$27,804	$27,925	$26,504

(1)	Truck units include trucks, light trucks, vans, SUVs and crossovers.

The year-over-year average new vehicle sales price increase in 2007 compared to 2006 was due primarily to a mix shift away from cars, back towards higher-priced trucks and SUVs, partially offset by our strategy of selling volume and driving same-store sales growth. The decrease in new vehicle units in 2007 compared to 2006 was due to a challenging retail environment in 2007.

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

In 2007, we continued the evolution towards a more customer friendly model to purchase vehicles. All vehicles have a competitive, advertised price, without additional dealer markup and low or no documentation fees. Additionally, vehicles are sold with a three-day, 500 mile return allowance.

Used Vehicle Sales

At each new vehicle store, we also sell used vehicles. Used vehicle sales are an important part of our overall profitability. In 2007, retail used vehicle sales generated a gross profit margin of 14.8% compared with a gross profit margin of 7.4% for new vehicle sales.

In 2007, we opened three stand-alone used vehicle stores branded under the name L2 Auto. The stores offer customers the opportunity to easily search and compare vehicles on-site or on-line. All pricing is negotiation free, emphasizing a positive retail experience.

Since the beginning of 2002, the used vehicle market has been negatively impacted by strong competition from the new vehicle market, with heavy manufacturer incentives in the form of cash rebates, discounted pricing and low interest financing.

The challenging retail environment lead to a decline in same-store used vehicle combined retail and wholesale sales of 4.5% in 2007 compared to 2006. However, we implemented the following procedures in the used vehicle business that we expect will generate positive results for this important business line:

•	We conduct our own local used vehicle auctions in select markets and manage the disposal of used vehicles at larger auctions. The process is centralized and controlled at the management level.

•

Used vehicles have a competitive, low-haggle advertised price, and low or no documentation fees. Additionally, vehicles are sold with a three-day, 500 mile return allowance and a sixty-day, 3000 mile bumper-to-bumper warranty.

•

In addition, as a complement to our ongoing used vehicle operation at each store, we use specialists in our support services group focused on the acquisition of used vehicles. We believe that this will help bolster sales volumes in the 3 to 7 year old vehicle market.

We are currently implementing a centralized appraisal and redistribution center to set the purchase and sales price of all used vehicles and to direct delivery to the appropriate retail location. The “Car Center” will be operational for all Lithia and L2 Auto stores in 2008. We believe a centralized team of used vehicle industry experts will improve our used vehicle operations, allowing us to consistently offer a competitive price for trade-ins, source more desirable late-model used vehicles and improve used vehicle margins. Also, centralizing used vehicle inventories allows customers access to a greater pool of vehicles, reducing carrying costs at individual stores.

Our used vehicle operations give us an opportunity to:

•	generate sales to customers financially unable or unwilling to purchase a new vehicle;

•	increase new and used vehicle sales by aggressively pursuing customer trade-ins; and

•	increase service contract sales and provide financing to used vehicle purchasers.

In 2007, we sold approximately 0.7 retail used vehicles for every retail new vehicle sold. Over time, we anticipate achieving a ratio of 1.0 to 1.0.

We acquire most of our used vehicles through customer trade-ins, but we also buy them at “closed” auctions, attended only by new vehicle automotive retailers with franchises for the brands offered. These auctions offer off-lease, rental and fleet vehicles. We also buy used vehicles at “open” auctions of repossessed vehicles and vehicles being sold by other automotive retailers. At our L2 Auto stores, we are advertising our willingness to buy used vehicles from individuals independently of their intent in buying another vehicle.

In addition to selling used vehicles to retail customers, we wholesale to other automotive retailers and to wholesalers used vehicles that are in poor condition and vehicles that have not sold promptly.

Our used vehicle sales from continuing operations were as follows:

	Year Ended December 31,
	2007	2006	2005	2004	2003
Retail used vehicle units	41,638	41,808	40,810	38,057	38,165
Retail used vehicle sales (in thousands)	$696,969	$676,239	$629,335	$570,634	$547,769
Average selling price	$16,739	$16,175	$15,421	$14,994	$14,353

Wholesale used vehicle units	25,517	24,213	22,309	20,759	23,934
Wholesale used vehicle sales (in thousands)	$165,943	$147,752	$128,644	$110,319	$111,459
Average selling price	$6,503	$6,102	$5,766	$5,314	$4,657

Total used vehicle units	67,155	66,021	63,119	58,816	62,099
Total used vehicle sales (in thousands)	$862,912	$823,991	$757,979	$680,953	$659,228
Average selling price	$12,850	$12,481	$12,009	$11,578	$10,616

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

In 2007, we provided financing or other insurance products for 75% of our new vehicle sales and 78% of our retail used vehicle sales. Our average finance and insurance revenue per retail vehicle totaled $1,133 in 2007.

We earn a portion of the financing charge by discounting each finance contract we write and subsequently sell to a lender. We normally arrange financing for customers by selling the contracts to outside sources on a non-recourse basis to avoid the risk of default. During 2007, we did not directly finance any of our vehicle sales.

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

Service, Body and Parts

Our automotive service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service primarily for the new vehicle brands sold by our stores, but we also service other vehicles. In 2007, our service, body and parts operations generated $383.4 million, or 11.9% of total revenues. We set prices to reflect the difficulty of the types of repair and the cost of parts. Our focus on service advisor training in recent years, as well as a number of pricing initiatives across the entire service and parts business lines, led to improvements in same-store service, body and parts sales in 2007 compared to 2006.

For all service work we perform, we promise a three-year, 50,000 mile warranty, including parts and labor, to ensure a customer will never pay for the same repair twice, and a guaranteed price based on the estimate given at the time the service order is written.

The service, body and parts business provides important repeat revenues to the stores. We market our parts and service products by notifying the owners of vehicles when their vehicles are due for periodic service. This encourages preventive maintenance rather than post-breakdown repairs. We offer a lifetime oil and filter service, which, in 2007, was purchased by 37% of our new and used vehicle buyers. This service helps us retain customers, and provides opportunities for repeat parts and service business. Revenues from the service, body and parts departments are particularly important during economic downturns as owners tend to repair their existing used vehicles rather than buy new vehicles during such periods. This limits the effects of a drop in new vehicle sales that may occur in a prolonged slow economic environment.

We operate seventeen collision repair centers: four in Texas, two each in Oregon and Idaho, and one each in Alaska, Washington, Montana, Colorado, Nevada, South Dakota, Nebraska, Wisconsin and Iowa.

Marketing

We market ourselves as Lithia - “America’s Car & Truck Store”. Recently, we have utilized the “Assured Cars and Trucks” marketing message to communicate that Lithia has specific guarantees that provide customers with unparalleled confidence in auto shopping, buying and service. The L2 Auto brand is marketed as “Your Way is Our Way” and reflects a similar, unique, customer-focused experience.

We use most types of advertising, including television, newspaper, radio, direct mail, and an Internet web site. Advertising expense, net of manufacturer credits, was $21.3 million during 2007, with 24% of the total amount used for print media, 22% for television, 17% for radio, 8% for Internet and 29% for direct mail and other sources. We advertise to develop our image as a reputable automotive retailer, offering quality service, affordable automobiles and financing for all qualified buyers. The automobile manufacturers pay for some of our advertising and marketing expenditures. The manufacturers also provide us with market research, which assists us in developing our own advertising and marketing campaigns. In addition, our stores advertise special discounts or other targeted promotions to attract customers. By owning a cluster of stores in a particular market, we save money from volume discounts and other media concessions. We also participate as a member of advertising cooperatives and associations, whose members pool their resources and expertise with manufacturers to develop advertising campaigns.

We maintain web sites (www.lithia.com and www.L2Auto.com) that generate leads and provide information for our customers. We use the Internet sites as a marketing tool to familiarize customers with us, our stores and the products we sell. Although many customers ultimately visit a store to complete a purchase, it is our intent to allow customers to use the Internet for all aspects of the vehicle purchase if they desire.

Our web site enables a customer to:

•	locate our stores and identify the new vehicle brands sold at each store;

•	view new and used vehicle inventory;

•	apply for vehicle financing (L2 Auto only);

•	request service appointments;

•	view Kelley Blue Book values;

•	visit our investor relations site; and

•	view employment opportunities.

We emphasize customer satisfaction and strive to develop a reputation for quality and fairness. We train our sales personnel to identify an appropriate vehicle for each of our customers at an affordable price.

Management Information System

We consolidate, process and maintain financial information, operational and accounting data, and other related statistical information on centralized computers. We have a fully operational intranet with each store directly connected to headquarters. Our systems are based on an ADP platform for the main database, and information is processed and analyzed utilizing customized financial reporting software from Oracle Corporation (formerly Hyperion Solutions).

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

Franchise Agreements

Each of our Lithia store subsidiaries signs a franchise (or dealer sales and service) agreement with each manufacturer of the new vehicles it sells.

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

Most franchise agreements are generally renewed after one to five years, and, in practice, have indefinite lives. Some franchise agreements, including those with Chrysler, have no termination date. Historically, all of our agreements have been renewed and we expect that manufacturers will continue to renew them in the future. In addition, state franchise laws also protect franchised automotive retailers from the unequal bargaining power held by the manufacturers. Under those laws, a manufacturer may not:

•	terminate or fail to renew a franchise without good cause; or

•	prevent any reasonable changes in the capital structure or financing of a store.

The typical franchise agreement provides for early termination or non-renewal by the manufacturer upon:

•	a change of management or ownership without manufacturer consent;

•	insolvency or bankruptcy of the dealer;

•	death or incapacity of the dealer/manager;

•	conviction of a dealer/manager or owner of certain crimes;

•	misrepresentation of certain sales or inventory information by the store, dealer/manager or owner to the manufacturer;

•	failure to adequately operate the store;

•	failure to maintain any license, permit or authorization required for the conduct of business; or

•	poor sales performance or low customer satisfaction index scores.

However, agreements provided for prior written notice before a franchise can be terminated under most circumstances. We sign master framework agreements with most manufacturers that impose additional requirements on our stores. See Item 1A. “Risk Factors” for further details.

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

We are larger and have more financial resources than most private automotive retailers with which we currently compete in most of our regional markets. We compete directly with retailers like ourselves in our metropolitan markets in Denver, Colorado, Seattle, Washington and Concord, California. If we enter other metropolitan markets, we may face competitors that are larger or have access to greater financial resources. We do not have any cost advantage in purchasing new vehicles from manufacturers. We rely on advertising and merchandising, pricing, our customer guarantees and sales model, our sales expertise, service reputation and location of our stores to sell new vehicles.

In addition to competition for the sale of vehicles, we expect continued competition for the acquisition of other stores. We have faced only limited competition with respect to our acquisitions to date, primarily from privately-held automotive retailers. However, other publicly-owned automotive retailers with significant capital resources may enter our current and targeted market areas in the future.

Our L2 Auto stores provide an opportunity for us to enter any market we desire, as we are not limited to purchasing an existing new vehicle franchise, nor are we required to seek the approval of any manufacturer. We believe our L2 Auto sales process, inventory management and store design give us an advantage with many customers seeking a late model used vehicle. However, there are numerous privately-held competitors offering used vehicles either in conjunction with a new vehicle franchise or as a stand alone facility. Additionally, other larger publicly held companies operate stand-alone used vehicle stores and may enter our current and targeted market areas in the future.

Regulation

Automotive and Other Laws and Regulations

We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses in order to operate our businesses, including dealer, sales and finance and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern our conduct of business, including those relating to our sales, operations, financing, insurance, advertising and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws, privacy laws, escheatment laws, anti-money laundering laws and other extensive laws and regulations applicable to new and used motor vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage-hour, anti-discrimination and other employment practices laws.

Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations as well as state and local motor vehicle finance laws, leasing laws, installment finance laws, usury laws and other installment sales laws and regulations, some of which regulate finance and other fees and charges that may be imposed or received in connection with motor vehicle retail installment sales and leasing. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals, a class of individuals, or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct store operations and fines.

Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation, and the rules and regulations of various state motor vehicle regulatory agencies.

Environmental, Health, and Safety Laws and Regulations

Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and fuel. Consequently, our business is subject to a complex variety of federal, state and local requirements that regulate the environment and public health and safety.

Most of our stores utilize aboveground storage tanks, and, to a lesser extent, underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading and removal under the Resource Conservation and Recovery Act and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from our operations. Similarly, certain air emissions from operations, such as auto body painting, may be subject to the federal Clean Air Act and related state and local laws. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply.

Some of our stores are parties to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, typically in connection with materials that were sent to former recycling, treatment and/or disposal facilities owned and operated by independent businesses. The remediation or clean-up of facilities where the release of a regulated hazardous substance occurred is required under CERCLA and other laws.

We incur certain costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework. We do not have any material known environmental commitments or contingencies.

Employees

As of December 31, 2007, we employed approximately 5,828 persons on a full-time equivalent basis. We believe we have good relationships with our employees.

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

Hostilities in the Middle East, uncertainties surrounding crude oil supplies, the weak U.S. dollar, or other factors that significantly increase gasoline prices can be expected to reduce vehicle sales.

Historically, in times of rapid increase in crude oil and gasoline prices, sales of vehicles have dropped, particularly in the short term, as the economy slows, consumer confidence wanes and fuel costs become more prominent to the consumer’s buying decision. In sustained periods of higher fuel costs, consumers who do purchase vehicles tend to prefer smaller, more fuel efficient vehicles or hybrid powered vehicles currently in limited supply.

The majority of our new vehicle sales are of domestic manufacture and are predominately SUVs and light trucks. These vehicles generally provide us with higher gross profit margins. A significant drop in sales volume in these vehicles, which was experienced in 2006, would continue to adversely affect our level of profits.

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

Each of our stores operates pursuant to a franchise agreement with each of the respective manufacturers for which it serves as franchisee. Manufacturers exert significant control over our stores through the terms and conditions of their franchise agreements, including provisions for termination or non-renewal for a variety of causes. From time-to-time, certain of our stores have failed to comply with certain provisions of their franchise agreements. These agreements and state law, however, generally afford us the opportunity to cure violations and no manufacturer has terminated or failed to renew any franchise agreement with us. If a manufacturer terminates or fails to renew one or more of our significant franchise agreements, such action could have a material adverse effect on our results of operations, cash flows, and financial condition.

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

Some of our franchise agreements prohibit transfers of ownership interests of a store or, in some cases, its parent. The most prohibitive restriction, which has been imposed by various manufacturers, provides that, under certain circumstances, we may lose a franchise if a person or entity acquires an ownership interest in us above a specified level (ranging from 20% to 50% depending on the particular manufacturer’s restrictions and falling as low as 5% if another vehicle manufacturer is the entity acquiring the ownership interest) without the approval of the applicable manufacturer. Violations by our stockholders or prospective stockholders are generally outside of our control and may result in the termination or non-renewal of one or more of our franchises, which may have a material adverse effect on our results of operations, cash flows, and financial condition.

Import product restrictions and foreign trade risks may impair our ability to sell foreign vehicles profitably.

Certain vehicles we sell, as well as certain major components of vehicles we sell, are manufactured outside the United States. Accordingly, we are affected by import and export restrictions of various jurisdictions and are dependent to some extent on general economic conditions in, and political relations with, a number of foreign countries. Additionally, fluctuations in currency exchange rates may increase the price and adversely affect our sales of vehicles produced by foreign manufacturers. Imports into the United States may also be adversely affected by increased transportation costs and tariffs, quotas or duties, any of which could have a material adverse effect on our results of operations, cash flows, and financial condition.

Environmental, health or safety regulations could have a material adverse effect on our results of operations, cash flows, or financial condition or cause us to incur significant expenditures.

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

If manufacturers discontinue or change sales incentives, warranties and other promotional programs, our results of operations, cash flows, or financial condition may be materially adversely affected.

We depend on our manufacturers for sales incentives, warranties and other programs that are intended to promote dealership sales or support dealership profitability. Manufacturers historically have made many changes to their incentive programs during each year. Some of the key incentive programs include:

•	customer rebates;

•	dealer incentives on new vehicles;

•	below-market financing on new vehicles and special leasing terms;

•	warranties on new and used vehicles; and

•	sponsorship of used vehicle sales by authorized new vehicle dealers.

A discontinuation or change in our manufacturers’ incentive programs could adversely affect our business. Moreover, some manufacturers use a dealership’s CSI scores as a factor governing participation in incentive programs. Failure to comply with the CSI standards could adversely affect our participation in dealership incentive programs, which could have a material adverse effect on our results of operations, cash flows, or financial condition.

A decline of available financing in the sub-prime lending market may adversely affect our sales of used vehicles.

A significant portion of vehicle buyers, particularly in the used car market, finance their vehicle purchases. Sub-prime finance companies have historically provided financing for consumers who, for a variety of reasons, including poor credit histories and lack of a down payment, do not have access to more traditional finance sources. Recent economic developments suggest that sub-prime finance companies may tighten their credit standards. We believe that this could adversely affect our used vehicle sales. If sub-prime finance companies apply higher standards, if there is any further tightening of credit standards used by sub-prime finance companies, or if there is additional decline in the overall availability of credit in the sub-prime lending market, the ability of these consumers to purchase vehicles could be limited, which could have a material adverse effect on our used car business, revenues, cash flows and profitability.

With the breadth of our operations and volume of transactions, compliance with the many federal and state laws and regulations cannot be assured. Fines, judgments and administrative sanctions can be severe.

We are subject to numerous employment practices, financing, disclosure, consumer protection and department of motor vehicles laws, as well as a variety of other state and federal laws and regulations in each of the 15 states in which we have stores. With the number of stores we operate, the number of personnel we employ and the large volume of transactions we handle, it is likely that technical mistakes will be made. If there are unauthorized activities of serious magnitude, the state and federal authorities have the power to impose civil monetary penalties and sanctions, suspend or withdraw dealer licenses or take other actions that could materially impair our activities or our ability to acquire new stores in those states where violations occurred. Further, private causes of action on behalf of individuals or a class of individuals could result in significant monetary damages or injunctive relief.

Our success depends in large part upon the overall demand for the particular lines of vehicles that each of our stores sell and the ability of the manufacturers to continue to deliver such vehicles.

Demand for our primary manufacturers’ vehicles as well as the financial condition, management, marketing, production and distribution capabilities of these manufacturers can significantly affect our business. Events that adversely affect a manufacturer’s ability to timely deliver new vehicles may adversely affect us by reducing our supply of popular new vehicles and leading to lower sales in our stores during those periods than would otherwise occur.

We are also subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of a major vehicle manufacturer. Our Chrysler, GM and Toyota stores represent over two-thirds of our total new vehicle retail sales. Chrysler alone accounted for nearly 40% of those sales. Sales of Ford and General Motors new vehicles represented nearly 10% of our new vehicle sales in 2007. All three domestic manufacturers have reported significant operating losses in recent years.

In the event or threat of a bankruptcy by a vehicle manufacturer, among other things: (1) the manufacturer could attempt to terminate all or certain of our franchises, and we may not receive adequate compensation for them, (2) we may not be able to collect some or all of our significant receivables that are due from such manufacturer and we may be subject to preference claims relating to payments made by such manufacturer prior to bankruptcy, (3) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases, with such manufacturer’s captive finance subsidiary, which may cause us to finance our new vehicle inventory, and arrange financing for our customers, with alternate finance sources on less favorable terms, and (4) consumer demand for such manufacturer’s products could be materially adversely affected.

If any of these events were to occur, our sales and earnings would be adversely impacted. These events may also result in a partial or complete write-down of our goodwill and/or intangible franchise rights with respect to any terminated franchises or impacted stores and cause us to incur impairment charges related to operating leases and/or receivables due from such manufacturers.

In addition, vehicle manufacturers may be adversely impacted by economic downturns or recessions, adverse fluctuations in currency exchange rates, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, or other adverse events. These and other risks could materially adversely affect any manufacturer and impact its ability to profitably design, market, produce or distribute new vehicles, which, in turn, could materially adversely affect our business, results of operations, financial condition, stockholders’ equity, cash flows and prospects.

Our business may be adversely affected by unfavorable conditions in our local markets, even if those conditions are not prominent nationally.

Our performance is also subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships currently are located in limited markets in 15 states and the results of our operations therefore depend substantially on general economic conditions and consumer spending levels in those markets. In 2007, our markets in Nevada, California, Oregon and Colorado were particularly slow, which adversely affected our sales. With the predicted recession in 2008 affecting the general U.S. economy, a slower sales environment could spread to other parts of our markets.

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

We have financed our past acquisitions from a combination of the cash flow from our operations, borrowings under our credit arrangements, issuances of our common stock and proceeds from our private debt offering. We expect cash on hand together with our other financing resources to be sufficient for our currently anticipated acquisition program through 2008. If we are unable to obtain financing on acceptable terms, we may be required to slow the pace of our acquisition plans, which may materially and adversely affect our acquisition growth strategy. Further, if weak sales and earnings were to continue throughout 2008, the amounts we could borrow under our credit facility would be limited and could curtail our acquisitions.

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

•

requirement that no other manufacturers’ brands be sold from the same store location. In addition, each manufacturer has site control agreements in place that limit our ability to change the use of the facility without their approval.

Chrysler has issued a policy statement to all of its dealers stating that it may disapprove any acquisition if the buyer would own stores representing more than (i) 10% of any Business Center’s Annual Planning Potential; (ii) 5% of the Annual Planning Potential of the United States; or (iii) 20% of a Metro Market’s Annual Planning Potential. While we have reached these limits in certain local markets, there are many other markets available to us. There are approximately 3,700 Chrysler stores nationwide.

General Motors currently evaluates our acquisitions of GM stores on a case-by-case basis. GM, however, limits the maximum number of GM stores that we may acquire at any time to 50% of the GM stores, by franchise line, in a GM-defined geographic market area. GM has approximately 6,900 stores nationwide.

Ford currently limits the number of stores that we may own to the greater of (i) 15 Ford and 15 Lincoln Mercury stores and (ii) that number of Ford and Lincoln Mercury stores accounting for 5% of the preceding year’s total Ford, Lincoln and Mercury retail sales in the United States. In addition, Ford limits us to one Ford store in a Ford-defined market area having two or fewer authorized Ford stores and one-third of Ford stores in any Ford-defined market area having three or more authorized Ford stores. Ford has approximately 4,300 franchised stores nationwide.

Toyota restricts the number of stores that we may own and the time frame over which we may acquire them, and imposes specific performance criteria on existing stores as a condition to any future acquisitions. In 2006, we entered into a framework agreement with Toyota to permit us to acquire additional stores nationwide if our performance at existing stores satisfies the minimum criteria. The maximum number of stores may not exceed 5% of Toyota’s aggregate national annual retail sales volume. In addition, Toyota restricts the number of Toyota stores that we may acquire in any Toyota-defined region and Metro market, as well as any contiguous market. Toyota has approximately 1,200 stores nationwide.

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

Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our goodwill and intangible assets for impairment at least annually, which may result in a material, non-cash write down of goodwill or franchise rights and could have a material adverse impact on our results of operations and shareholders’ equity.

Goodwill and indefinite-lived intangibles are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. The risk of impairment losses may increase to the extent our market capitalization and cash flows decline. Impairment losses may result in a material, non-cash write-down of goodwill or franchise values. Furthermore, impairment losses could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our debt agreements and could have a material adverse impact on our results of operations and shareholders’ equity.

Our indebtedness and lease obligations could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures, and prevent us from fulfilling our financial obligations.

Our indebtedness and lease obligations could have important consequences to us, including the following:

•	our ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future;

•

a substantial portion of our current cash flow from operations must be dedicated to the payment of principal on our indebtedness, thereby reducing the funds available to us for our operations and other purposes; and

•	some of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates.

In addition, our debt instruments contain numerous covenants that limit our discretion with respect to business matters, including acquisitions, paying dividends, repurchasing our common stock, incurring additional debt or disposing of assets. Other covenants are financial in nature, including current and fixed-charge ratios. A breach of any of these covenants could result in a default under the applicable agreement or indenture. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures under the cross default provisions in those agreements or indentures. If a default or cross default were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with the covenants in these agreements and indentures.

The loss of key personnel or the failure to attract additional qualified management personnel could adversely affect our operations and growth.

Our success depends to a significant degree on the efforts and abilities of our senior management, particularly Sidney B. DeBoer, our Chairman and Chief Executive Officer, and Bryan B. DeBoer, our President and Chief Operating Officer. Further, we have identified Sidney B. DeBoer and/or Bryan B. DeBoer in most of our store franchise agreements as the individuals who control the franchises and upon whose financial resources and management expertise the manufacturers may rely when awarding or approving the transfer of any franchise. The loss of either executive could have a material adverse effect on our on-going relationship with the manufacturers.

Our new business model is not yet proven and could result in a decline in sales and no decrease in SG&A expenses.

We embarked on company-wide initiatives to improve customer satisfaction with the vehicle purchase process. Significant among them is the adoption of a low-haggle sales model for both our new and used vehicle sales as well as new customer guarantees. This is a significant change that requires a new mindset and approach for sales personnel at the stores. If sales personnel do not accept or implement this new approach, or if sufficient customers are not attracted to this model, sales will suffer.

Further, a critical component in the new model is the successful consolidation of most non-sales functions to our head office support services staff, including inventory purchasing, retail pricing, automated car deal processing, personnel and advertising. This centralization process is designed to improve efficiencies and controls as well as reducing costs. If the initiative fails in its objectives, sales may suffer and expected costs savings may not be forthcoming or could even increase if duplication is required.

We are developing a stand-alone used vehicle store model whose profitability is unproven.

We are incurring significant operating costs to develop software, processes and marketing strategies to open and successfully operate stand-alone used vehicle stores. To this end, we have hired a team of employees committed to this effort, purchased a number of sites, designed facilities, recently opened three stores, and are commencing construction at additional locations. The start-up costs and capital investments are significant and will reduce earnings until these stores become profitable.

The business model is new to us and involves developing and successfully implementing a sales process and strategy different from that currently used in our new vehicle stores. Further, there will be many competitors in the markets our stores will be in, including, in some markets, national used vehicle store chains with name familiarity and proven business models. If our efforts are not as successful, our financial results would be adversely impacted beyond merely the ramp-up phase.

The sole voting control of our company is held by Sidney B. DeBoer who may have interests different from your interests.

Lithia Holding Company, LLC, of which Sidney B. DeBoer, our Chairman and Chief Executive Officer, is the sole managing member, holds all of the outstanding shares of our Class B common stock. A holder of Class B common stock is entitled to ten votes for each share held, while a holder of Class A common stock is entitled to one vote per share held. On most matters, the Class A and Class B common stock vote together as a single class. As of March 14, 2008, Lithia Holding controlled approximately 70% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and most other stockholder actions. Therefore, Lithia Holding will control the election of our Board of Directors and will be in a position to control the policies and operations of the company. In addition, because Mr. DeBoer is the managing member of Lithia Holding, he currently controls and will continue to control, all of the outstanding Class B common stock, thereby allowing him to control the company. So long as at least 16 2/3% of the total number of shares outstanding are shares of Class B common stock, the holders of Class B common stock will be able to control all matters requiring approval of 66 2/3% or less of the aggregate number of votes. Absent a significant increase in the number of shares of Class A common stock outstanding or conversion of Class B common stock into Class A common stock, the holders of shares of Class B common stock will be entitled to elect all members of the Board of Directors and control all matters subject to stockholder approval that do not require a class vote.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our stores and other facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, automobile storage lots, parking lots and offices. We believe our facilities are currently adequate for our needs and are in good repair. We own some of our properties, but also lease many properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases give us the option to renew the lease for one or more lease extension periods. We also hold some undeveloped land for future expansion.

Item 3.	Legal Proceedings

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Phillips/Allen Cases

On November 25, 2003, Aimee Phillips filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 03-3109-HO) against Lithia Motors, Inc. and two of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon Unfair Trade Practices Act (“UTPA”) and common law fraud. Ms. Phillips seeks damages, attorney's fees and injunctive relief. Ms. Phillips' complaint stems from her purchase of a Toyota Tacoma pick-up truck on July 6, 2002. On May 14, 2004, we filed an answer to Ms. Phillips' Complaint. This case was consolidated with the Allen case described below and has a similar current procedural status.

On April 28, 2004, Robert Allen and 29 other plaintiffs (“Allen Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 04-3032-HO) against Lithia Motors, Inc. and three of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon UTPA and common law fraud. The Allen Plaintiffs seek damages, attorney's fees and injunctive relief. The Allen Plaintiffs' Complaint stems from vehicle purchases made at Lithia stores between July 2000 and April 2001. On August 27, 2004, we filed a Motion to Dismiss the Complaint. On May 26, 2005, the Court entered an Order granting Defendants' Motion to Dismiss plaintiffs' state and federal RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over plaintiffs' UTPA and fraud claims. Plaintiffs filed a Motion to Reconsider the dismissal Order. On August 23, 2005, the Court granted Plaintiffs' Motion for Reconsideration and permitted the filing of a Second Amended Complaint (“SAC”). On September 21, 2005, the Allen Plaintiffs, along with Ms. Phillips, filed the SAC. In this complaint, the Allen plaintiffs seek actual damages that total less than $500,000, trebled, approximately $3.0 million in mental distress claims, trebled, punitive damages of $15.0 million, attorney's fees and injunctive relief. The SAC added as defendants certain officers and employees of Lithia. In addition, the SAC added a claim for relief based on the Truth in Lending Act (“TILA”). On November 14, 2005 we filed a second Motion to Dismiss the Complaint and a Motion to Compel Arbitration. In two subsequent rulings, the Court has dismissed all claims except those under Oregon's Unfair Trade Practices Act and a single fraud claim for a named individual. We believe the actions of the court have significantly narrowed the claims and potential damages sought by the plaintiffs. Lithia's motion to Compel Arbitration of Plaintiff's remaining claims was denied. We have filed a Notice of Appeal relating to the denial of our Motion to Compel Arbitration. This appeal is currently pending before the Ninth Circuit Court of Appeals (No. 07-35670). We filed a motion to stay this litigation pending resolution of the appeal.

On September 23, 2005, Maria Anabel Aripe and 19 other plaintiffs (“Aripe Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 05-3083-HO) against Lithia Motors, Inc., 12 of its wholly-owned subsidiaries and certain officers and employees of Lithia, alleging violations of state and federal RICO laws, the Oregon UTPA, common law fraud and TILA. The Aripe Plaintiffs seek actual damages of less than $600,000, trebled, approximately $3.7 million in mental distress claims, trebled, punitive damages of $12.6 million, attorney's fees and injunctive relief. The Aripe Plaintiffs' Complaint stems from vehicle purchases made at Lithia stores between May 2001 and August 2005 and is substantially similar to the allegations made in the Allen case. On April 18, 2006, the Court stayed the proceedings in the Aripe case, pending resolution of certain motions in the Allen case. The relevant motions in the Allen case have now been resolved, and we anticipate that the stay in the Aripe case will soon be lifted.

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against the company (Durham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs' request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. We have filed a motion requesting reconsideration of this class certification. There has been no ruling on any of the merits of the claim, which will primarily turn on whether these employees or some of these employees are exempt from the applicable state law that provides for the payment of overtime under certain circumstances.

Alaska Used Vehicles Sales Disclosures

On May 30, 2006, four of our wholly owned subsidiaries located in Alaska were served with a lawsuit alleging that the stores failed to comply with Alaska law relating to various disclosures required to be made during the sale of a used vehicle. The complaint was filed by Jackie Lee Neese, et al. v. Lithia Chrysler Jeep of Anchorage, Inc., et al. in the Superior Court for the State of Alaska at Anchorage, case number 3AN-06-04815CI. The complainants seek to represent other similarly situated customers. The court has not certified the suit as a class action. During the pendency of the Neese case, the State of Alaska brought charges against Lithia’s subsidiaries alleging the same factual allegations, and also alleging violations related to the practice of charging document fees. We settled the State action which we believe resolves the disputes. However, the plaintiffs in the private action moved to intervene in the State of Alaska matter, and they also filed a second putative class action lawsuit, Jackie Lee Neese, et al, v. Lithia Chrysler Jeep of Anchorage, Inc., case number 3AN-06-13341CI, related to the document fee claims identified in the State of Alaska’s complaint. The second Neese lawsuit was consolidated with the first case. The court denied the plaintiffs’ request to intervene in the State of Alaska matter and the plaintiffs have filed an appeal with the Alaska Supreme Court challenging that denial. The trial court dismissed two of the stores involved in the first lawsuit because none of the named plaintiffs had purchased any vehicles from the two stores. The plaintiffs have also appealed that dismissal to the Alaska Supreme Court. Both the private lawsuits, as well as the implementation of the settlement with the State of Alaska, have been stayed pending a ruling in the appeal of the State of Alaska case.

Washington State B&O Tax Suit

On October 19, 2005, Marcia Johnson and Theron Johnson (the “Johnsons”), on their own behalf and on behalf of a proposed plaintiff class of all other similarly situated individuals and entities, filed suit in the Superior Court for the State of Washington, Spokane County (Case No. 05205059-9). The Johnsons sued Lithia Motors, Inc., and one of Lithia’s wholly-owned subsidiaries, individually and as representatives of a proposed defendant class of other motor vehicle dealers, asking for an award of declaratory and injunctive relief, and damages, based on defendants’ allegedly illegal practice of itemizing and collecting the Washington State Business and Occupation Tax (“B&O Tax”) from customers buying vehicles from defendants.

The allegations in the Johnson case involve legal issues similar to those that were litigated in the case of Nelson vs. Appleway Chevrolet, Inc. (the “Nelson case”). By agreement of the parties, the Johnson case was stayed while the Nelson case, which had been filed in 2004, was appealed to the Washington State Supreme Court.

In April 2007, the Washington Supreme Court upheld the lower court decisions in favor of the plaintiffs in the Nelson case. The decision was based on the Appleway dealer’s practice of adding a B&O tax charge to a vehicle’s purchase price after the customer and the dealer reached agreement on the vehicle’s price.

Because Lithia’s subsidiary negotiated with the Johnsons over a proposed B&O tax charge before reaching agreement with the Johnsons on a purchase price for the Johnsons’ new vehicle, Lithia and its subsidiary believe the subsidiary’s actions are permissible under the law as established by the Supreme Court’s decision in the Nelson case. They moved for summary judgment based on the Washington Supreme Court’s decision in the Nelson case.

Shortly after the filing of that motion, the Johnsons filed an amended complaint. They added an allegation that the defendants’ actions also violated Washington’s Consumer Protection Act, and requested an award of treble damages up to $10,000 for each alleged violation of the Act.

The Johnsons then cross-moved for partial summary judgment, contending that the Supreme Court’s decision in the Nelson case established that Lithia and its subsidiary had violated Washington’s tax and Consumer Protection Act laws. After hearing oral argument on the motions, the trial court judge, on October 12, 2007, issued an oral ruling in favor of the Johnsons and against the Lithia subsidiary. The court denied Lithia’s and its subsidiary’s summary judgment motion. The court entered its written order to that effect on November 9, 2007.

Lithia and its subsidiary asked the trial court to certify its order as a final judgment. After the trial court denied their request, Lithia and its subsidiary petitioned the Washington Court of Appeals for discretionary review of the summary judgment decision. A court commissioner denied the petition on February 13, 2008. Lithia and its subsidiary have filed a motion requesting the appellate court to modify the commissioner’s ruling and accept review.

At the same time that Lithia and its subsidiary have sought appellate review of the summary judgment order, the trial court proceedings have been ongoing. Although the parties have begun discovery and agreed upon a litigation schedule, the court has not yet been requested to certify a plaintiff or defendant class.

Lithia and its subsidiary believe the Supreme Court’s decision in the Nelson case establishes that the subsidiary’s practice was permissible under Washington tax law. Accordingly, Lithia and its subsidiary believe the decision rendered by the trial court judge will be overturned by the appellate court, although no assurances of this outcome can be provided. We do not believe that the ultimate resolution of the case will have a material adverse impact on our consolidated financial statements.

We intend to vigorously defend all matters noted above and management believes that the likelihood of a judgment for the amount of damages sought in any of the cases is remote.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2006 and 2007:

2006	High	Low
Quarter 1	$36.80	$29.32
Quarter 2	36.01	28.50
Quarter 3	30.59	23.33
Quarter 4	29.58	21.75

2007
Quarter 1	$31.56	$26.00
Quarter 2	29.02	25.22
Quarter 3	26.19	16.54
Quarter 4	21.31	13.21

The number of shareholders of record and approximate number of beneficial holders of Class A common stock at April 10, 2008 was 1,408 and 3,300, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company LLC.

Dividends declared and paid on our Class A and Class B common stock during 2006 and 2007 were as follows:

Quarter related to:	Dividend amount per share	Total amount of dividend (in thousands)
2005
Fourth quarter	$0.12	$2,338

2006
First quarter	0.12	2,354
Second quarter	0.14	2,754
Third quarter	0.14	2,738
Fourth quarter	0.14	2,745

2007
First quarter	0.14	2,749
Second quarter	0.14	2,762
Third quarter	0.14	2,762

We currently intend to continue paying quarterly dividends similar to those paid in 2007. However no assurances can be given that a quarterly cash dividend will be continued, or, if continued, will not be reduced. The Board of Directors approved a quarterly dividend of $0.14 per share with respect to the fourth quarter of 2007. The payment of any dividends is subject to the discretion of our Board of Directors. In addition, our working capital, acquisition and used vehicle flooring credit facility with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC and Toyota Motor Credit Corporation limits our cash dividends to $15 million per fiscal year and limits our repurchases of our common stock to $20 million per fiscal year. Dividends paid in 2007 totaled $11.0 million and stock repurchased in 2007 totaled $5.2 million.

Repurchases of Class A Common Stock

We repurchased the following shares of our Class A common stock during the fourth quarter of 2007:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 to October 31	—	—	478,631	521,369
November 1 to November 30	—	—	478,631	521,369
December 1 to December 31	1,100	$14.05	479,731	520,269

Total	1,100	$14.05	479,731	520,269

The publicly announced plan to repurchase up to a total of 1.0 million shares of our Class A common stock was approved by our Board of Directors in June 2000 and renewed in August 2005 and does not have an expiration date.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Stock Performance Graph

The following line-graph shows the annual percentage change in the cumulative total returns for the past five years on an assumed $100 initial investment and reinvestment of dividends, on (a) Lithia Motors, Inc.’s Class A common stock; (b) the Russell 2000; and (c) a peer group index composed of United Auto Group, Inc., Auto Nation, Sonic Automotive, Inc., Group 1 Automotive, Inc. and Asbury Automotive Group, the only other comparable publicly traded automobile dealerships in the United States as of December 31, 2007. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the Russell 2000. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base Period	Indexed Returns for the Year Ended
Company/Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Lithia Motors, Inc.	$100.00	$161.63	$174.10	$207.02	$195.75	$94.35
Auto Peer Group	100.00	161.02	161.30	181.72	208.88	144.80
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26

Item 6.	Selected Financial Data

You should read the Selected Financial Data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information contained elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share amounts)	Year Ended December 31, (1)
Consolidated Statement of Operations Data:	2007	2006	2005	2004	2003
Revenues:
New vehicle	$1,848,273	$1,773,132	$1,562,287	$1,419,416	$1,296,205
Used vehicle	862,912	823,991	757,979	680,953	659,228
Finance and insurance	119,056	116,506	104,045	90,781	80,082
Service, body and parts	383,380	331,564	293,592	263,279	227,466
Fleet and other	5,380	5,344	3,793	6,205	5,448

Total revenues	3,219,001	3,050,537	2,721,696	2,460,634	2,268,429
Cost of sales	2,674,349	2,529,543	2,245,397	2,043,704	1,903,646

Gross profit	544,652	520,994	476,299	416,930	364,783
Selling, general and administrative(1)	430,343	392,574	345,770	313,438	283,461
Depreciation and amortization	20,882	16,498	13,431	12,061	9,032

Operating Income	93,427	111,922	117,098	91,431	72,290
Floorplan interest expense(2)	(30,879)	(32,957)	(16,520)	(11,518)	(11,169)
Other interest expense	(19,943)	(14,244)	(10,948)	(7,929)	(5,672)
Other income, net	788	956	988	732	1,085

Income from continuing operations before income taxes	43,393	65,677	90,618	72,716	56,534
Income taxes	(17,409)	(25,358)	(35,225)	(28,168)	(22,452)

Income from continuing operations	25,984	40,319	55,393	44,548	34,082
Income (loss) from discontinued operations, net of tax	(4,435)	(3,015)	(1,766)	1,064	1,793

Net income	$21,549	$37,304	$53,627	$45,612	$35,875

Basic income per share from continuing operations	$1.33	$2.07	$2.89	$2.37	$1.86
Basic income (loss) per share from discontinued operations	(0.23)	(0.16)	(0.09)	0.06	0.10

Basic net income per share	$1.10	$1.91	$2.80	$2.43	$1.96

Shares used in basic per share	19,530	19,485	19,175	18,773	18,289

Diluted income per share from continuing operations	$1.26	$1.91	$2.62	$2.22	$1.84
Diluted income (loss) per share from discontinued operations	(0.20)	(0.14)	(0.08)	0.05	0.09

Diluted net income per share	$1.06	$1.77	$2.54	$2.27	$1.93

Shares used in diluted per share	22,082	22,102	21,807	20,647	18,546

Cash dividends declared per common share	$0.56	$0.54	$0.44	$0.31	$0.21

(In thousands)	As of December 31,
Consolidated Balance Sheet Data:	2007	2006	2005	2004	2003
Working capital	$193,447	$149,701	$156,446	$124,277	$158,682
Inventories	601,759	603,306	606,047	535,347	444,130
Total assets	1,626,735	1,579,357	1,452,714	1,255,720	1,101,767
Flooring notes payable	574,140	595,293	530,452	450,860	435,229
Current maturities of long-term debt	13,327	16,557	6,868	6,565	14,299
Long-term debt, less current maturities	332,945	296,769	290,551	267,311	178,467
Total stockholders’ equity	508,212	493,393	460,231	405,246	357,542

(1)	Includes stock-based compensation of $3.4 million in 2007 and $3.5 million in 2006 as a result of the adoption of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” effective January 1, 2006. Stock-based compensation recognized was $0.5 million in 2005, $0.2 million in 2004 and $0.2 million in 2003.
(2)	Floorplan interest expense includes ineffectiveness related to our hedged interest rate swaps of $0.1 million in 2007, and gains (losses) related to our interest rate swaps of, $(1.9) million, $4.1 million, $3.7 million and $1.7 million, respectively, in 2006, 2005, 2004 and 2003.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. “Business,” Item 1A. “Risk Factors” and our Consolidated Financial Statements and Notes thereto.

Overview

2007 was a challenging environment for automotive retailers. In particular, our company was impacted by two major factors.

The first issue we encountered relates to the macroeconomic issues facing our country. Additionally, most of our regional markets were more impacted than the rest of the nation, particularly in Nevada, California, Oregon and Colorado.

In dealing with the difficult economy, we are taking steps to adjust our cost structure to match lower customer demand. These steps include cost cutting in the areas of personnel, travel and other inherently variable expenses.

The other area that we believe impacted our short-term results was the change to a new way of serving our customers. This is a cultural change that we believe is critical to our long-term success as a national provider of automobiles and related services. We expect these measures to markedly improve our customers’ experiences and will reduce our operating cost as we take out complexity in all the ways that we do business with our customers.

Some of the items we believe dramatically improve the customer experience include:

•	Adding interactive personal computers to all showrooms to allow customers a more transparent sales transaction of a shorter duration;

•	Centralizing inventory appraisal and control, improving the trade-in experience for customers;

•	L2 Auto, a customer-focused, stand-alone used vehicle store concept, has three stores currently open for business; and

•

The “Assured” experience at our Lithia locations. Under this program, we offer all of our vehicles at “Drive it Now Pricing.” Additionally, all of our vehicle sales will have a 3-day, 500 mile return policy, 100% money back guarantee. Our used vehicles have an “if it breaks, we fix it” guarantee. There is no deductible and our guarantee is valid for sixty days or 3,000 miles. All service work will be guaranteed at the estimate price, and comes with a warranty for 3 years or 50,000 miles, ensuring the customer won’t pay for the same repair twice.

However, as we began to make these changes, they resulted in duplication of certain support functions during the transition and a significant investment in personnel and technology. While we believe that increased customer retention and economies of scale will be realized, we are in a transition period where many of the benefits have not been achieved. Once implemented, we believe savings in back-office staff and simplified job functions will allow us to reduce office staff and total personnel costs in the sale and delivery of vehicles.

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

We believe the current challenging economic environment will lead to a reduction in prices paid for dealerships in the coming months. Also, our focus on current corporate initiatives and L2 Auto will demand more attention by our management team and support personnel. Therefore, we anticipate a reduced pace of acquisitions throughout 2008. However, we remain committed to evaluating opportunities for future acquisitions.

Our current new vehicle revenue mix is weighted towards domestic brands at approximately 62%. Our strategy is to target a more balanced mix between our domestic, import and luxury brands in the years ahead. Approximately 98% of our acquisition revenues in 2007 were from import and luxury brands, contributing to an improvement in our import/domestic mix, especially as we continue to dispose of our lowest performing domestic stores.

In keeping with this model, we acquired five stores and one franchise in 2007 with total estimated annual revenues of approximately $115 million. At April 10, 2008, we had three stores held for sale with their results of operations displayed as discontinued operations. Combined annual revenues of stores disposed of during 2007 and those held for sale at April 10, 2008 were approximately $140 million.

We expect that manufacturers will continue to offer incentives on new vehicle sales during 2008 through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers. To complement the manufacturers’ incentive strategy, we employ a volume-based strategy for our new vehicle sales. Chrysler, which represents approximately 40% of our new vehicle sales, has moved to a new incentive program providing approximately $400 in incentives per vehicle. This is a revision from prior years, which provided a tiered sales incentive based on year-over-year sales improvements.

Results of Continuing Operations

Certain revenue, gross profit margin and gross profit information by product line was as follows for 2007, 2006 and 2005:

2007	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	57.4%	7.4%	25.2%
Used vehicle, retail	21.7	14.8	19.0
Used vehicle, wholesale	5.1	1.9	0.5
Finance and insurance(1)	3.7	100.0	21.9
Service, body and parts	11.9	47.0	33.1
Fleet and other	0.2	28.3	0.3

2006	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	58.1%	7.7%	26.1%
Used vehicle, retail	22.2	15.3	19.8
Used vehicle, wholesale	4.8	2.5	0.7
Finance and insurance(1)	3.8	100.0	22.4
Service, body and parts	10.9	48.2	30.7
Fleet and other	0.2	29.6	0.3

2005	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	57.4%	8.0%	26.3%
Used vehicle, retail	23.1	16.0	21.2
Used vehicle, wholesale	4.8	2.9	0.8
Finance and insurance(1)	3.8	100.0	21.8
Service, body and parts	10.8	48.0	29.6
Fleet and other	0.1	37.0	0.3

(1)	Commissions reported net of anticipated cancellations.

The following table sets forth selected condensed financial data expressed as a percentage of total revenues for the periods indicated below.

	Year Ended December 31, (1)
	2007	2006	2005
Revenues:
New vehicle	57.4%	58.1%	57.4%
Used vehicle	26.8	27.0	27.9
Finance and insurance	3.7	3.8	3.8
Service, body and parts	11.9	10.9	10.8
Fleet and other	0.2	0.2	0.1

Total revenues	100.0%	100.0%	100.0%
Gross profit	16.9	17.1	17.5
Selling, general and administrative expenses	13.4	12.9	12.7
Depreciation and amortization	0.6	0.5	0.5

Operating income	2.9	3.7	4.3
Floorplan interest expense	1.0	1.1	0.6
Other interest expense	0.6	0.5	0.4
Other income, net	0.0	0.0	0.0

Income from continuing operations before income taxes	1.3	2.2	3.3
Income tax expense	0.5	0.8	1.3

Income from continuing operations	0.8%	1.3%	2.0%

(1)	The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in 2007 compared to 2006 and in 2006 compared to 2005:

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(In Thousands)	2007	2006
Revenues:
New vehicle	$1,848,273	$1,773,132	$75,141	4.2%
Used vehicle	862,912	823,991	38,921	4.7
Finance and insurance	119,056	116,506	2,550	2.2
Service, body and parts	383,380	331,564	51,816	15.6
Fleet and other	5,380	5,344	36	0.7

Total revenues	3,219,001	3,050,537	168,464	5.5
Cost of sales:
New vehicle	1,711,049	1,637,299	73,750	4.5
Used vehicle	756,425	716,866	39,559	5.5
Service, body and parts	203,019	171,618	31,401	18.3
Fleet and other	3,856	3,760	96	2.6

Total cost of sales	2,674,349	2,529,543	144,806	5.7

Gross profit	544,652	520,994	23,658	4.5
Selling, general and administrative	430,343	392,574	37,769	9.6
Depreciation and amortization	20,882	16,498	4,384	26.6

Operating income	93,427	111,922	(18,495)	(16.5)
Floorplan interest expense	(30,879)	(32,957)	(2,078)	(6.3)
Other interest expense	(19,943)	(14,244)	5,699	40.0
Other income, net	788	956	(168)	(17.6)

Income from continuing operations before income taxes	43,393	65,677	(22,284)	(33.9)
Income tax expense	(17,409)	(25,358)	(7,949)	(31.3)

Income from continuing operations	$25,984	$40,319	$(14,335)	(35.6)%

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2007	2006
New units sold	63,470	63,960	(490)	(0.8)%
Average selling price per new vehicle	$29,120	$27,723	$1,397	5.0

Used retail units sold	41,638	41,808	(170)	(0.4)
Average selling price per used retail vehicle	$16,739	$16,175	$564	3.5

Used wholesale units sold	25,517	24,213	1,304	5.4
Average selling price per used wholesale vehicle	$6,503	$6,102	$401	6.6

Finance and insurance sales per retail unit	$1,133	$1,102	$31	2.8%

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(In Thousands)	2006	2005
Revenues:
New vehicle	$1,773,132	$1,562,287	$210,845	13.5%
Used vehicle	823,991	757,979	66,012	8.7
Finance and insurance	116,506	104,045	12,461	12.0
Service, body and parts	331,564	293,592	37,972	12.9
Fleet and other	5,344	3,793	1,551	40.9

Total revenues	3,050,537	2,721,696	328,841	12.1
Cost of sales:
New vehicle	1,637,299	1,437,078	200,221	13.9
Used vehicle	716,866	653,325	63,541	9.7
Service, body and parts	171,618	152,603	19,015	12.5
Fleet and other	3,760	2,391	1,369	57.3

Total cost of sales	2,529,543	2,245,397	284,146	12.7

Gross profit	520,994	476,299	44,695	9.4
Selling, general and administrative	392,574	345,770	46,804	13.5
Depreciation and amortization	16,498	13,431	3,067	22.8

Operating Income	111,922	117,098	(5,176)	(4.4)
Floorplan interest expense	(32,957)	(16,520)	16,437	99.5
Other interest expense	(14,244)	(10,948)	3,296	30.1
Other income, net	956	988	(32)	(3.2)

Income from continuing operations before income taxes	65,677	90,618	(24,941)	(27.5)
Income tax expense	(25,358)	(35,225)	(9,867)	(28.0)

Income from continuing operations	$40,319	$55,393	$(15,074)	(27.2)%

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2006	2005
New units sold	63,960	56,190	7,770	13.8%
Average selling price per new vehicle	$27,723	$27,804	$(81)	(0.3)

Used retail units sold	41,808	40,810	998	2.4
Average selling price per used retail vehicle	$16,175	$15,421	$754	4.9

Used wholesale units sold	24,213	22,309	1,904	8.5
Average selling price per used wholesale vehicle	$6,102	$5,766	$336	5.8

Finance and insurance sales per retail unit	$1,102	$1,073	$29	2.7%

Revenues

Total revenues increased 5.5% and 12.1%, respectively, in 2007 compared to 2006 and in 2006 compared to 2005.

2007 Results

The increase in 2007 compared to 2006 was a result of acquisitions, partially offset by a 3.7% decrease in same-store sales, excluding fleet. 2007 faced a difficult comparison with 2006 when total same-store sales grew by 4.1%. The decrease in same-store sales in 2007 was also impacted by a weak retail sales environment, especially with our domestic brands. This was related to the ripple effect from the struggling housing market, high gas prices and consumer debt pressures.

Same-store sales percentage increases (decreases) were as follows:

	2007 compared to 2006	2006 compared to 2005
New vehicle retail, excluding fleet	(4.8)%	5.0%
Used vehicle, retail	(6.2)	0.5
Used vehicle, wholesale	3.4	8.3
Total vehicle sales, excluding fleet	(4.7)	4.0
Finance and insurance	(3.9)	5.4
Service, body and parts	3.9	4.4
Total sales, excluding fleet	(3.7)	4.1

Same-store sales are calculated for stores that were in operation as of December 31, 2006, and only including the months of operations for both comparable periods. For example, a store acquired in June 2006 would be included in same store operating data beginning in July 2006, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the periods of July through December of both comparable years.

The decline in new vehicle same-store sales in 2007 compared to 2006 was primarily due to a challenging sales environment in 2007 and declining sales of domestic manufacturers’ vehicles that represent a large percentage of our new vehicle sales. Prior year comparisons were high due to aggressive manufacturer incentive programs, which were not sustained at those high levels in 2007. Same-store unit sales were down 8.2% in 2007 compared to 2006. The decreases in same-store unit sales were partially offset by a 3.7% increase in same-store average selling prices.

The decline in same-store used retail vehicle sales in 2007 compared to 2006 was primarily due to the challenging sales environment mentioned above. Same-store retail unit sales decreased 8.4% in 2007 compared to 2006. The same-store unit decrease was partially offset by a 2.4% increase in same-store average selling prices.

The increase in used wholesale vehicle same-store sales in 2007 compared to 2006 resulted from a 6.6% increase in same-store average selling prices, partially offset by a 3.0% decrease in same-store unit sales.

Same-store finance and insurance sales were negatively affected in 2007 compared to 2006 by decreases in same-store vehicle unit sales, which lowered the overall opportunity for finance and insurance sales. This was offset by a 4.8% same-store increase in the finance and insurance sales per unit in 2007 compared to 2006.

Penetration rates for certain products were as follows:

	2007	2006	2005
Finance and insurance	76%	76%	75%
Service contracts	42	43	43
Lifetime oil change and filter	37	39	39

The increase in same-store service, body and parts sales in 2007 compared to 2006 was primarily due to a 4.0% increase in the customer-paid portion of the business. The customer-paid portion of the business excludes warranty and currently represents approximately 82% of total service, body and parts sales. In addition, we realized a 3.4% increase in same-store warranty sales.

2006 Results

During 2006, we focused on new vehicle sales to gain market share and create long-term parts and services business, which resulted in a 5.0% increase in same-store new vehicle retail sales in 2006 compared to 2005 and compared to an approximately 2.6% decrease in the industry during the same period. These industry figures include a large number of fleet sales, so industry retail figures were down substantially more. Improvements in same-store used vehicle sales were minor as a result of the heightened focus on new vehicle sales in 2006. The increases in unit sales also benefited our parts and service business. The improvements in finance and insurance same-store sales resulted primarily from the unit increases in sales of both new and used vehicles during 2006 compared to 2005.

The increase in total sales for 2006 compared to 2005 was a result of acquisitions, as well as a 4.1% increase in same-store sales, excluding fleet. We believe that our strong operating systems, integrated store network and regional market focus contributed to our same-store sales increase, especially in the new vehicle sales.

Future Outlook

We anticipate a continued weak economic environment throughout 2008. We expect same-store sales to decline approximately 3% to 5%, with modest increases in service and parts revenue being more than offset by a decline in new and used vehicle sales. However, in this volatile and weak environment, a significantly steeper decline in sales could occur. We believe that, over the longer term, our improved, customer-oriented selling system will result in increases in same store-sales above industry average.

Gross Profit

Gross profit increased $23.7 million in 2007 compared to 2006 and increased $44.7 million in 2006 compared to 2005 due to increased total revenues as margins in almost every category dropped in both periods.

Gross profit margins achieved were as follows:

	Year Ended December 31,		Basis Point
	2007	2006	Change*
New vehicle	7.4%	7.7%	(30	)bp
Retail used vehicle	14.8	15.3	(50)
Wholesale used vehicles	1.9	2.5	(60)
Finance and insurance	100.0	100.0	—
Service, body and parts	47.0	48.2	(120)
Overall	16.9	17.1	(20)

	Year Ended December 31,		Basis Point
	2006	2005	Change*
New vehicle	7.7%	8.0%	(30	)bp
Retail used vehicle	15.3	16.0	(70)
Wholesale used vehicles	2.5	2.9	(40)
Finance and insurance	100.0	100.0	—
Service, body and parts	48.2	48.0	20
Overall	17.1	17.5	(40)

*	A basis point is equal to 1/100th of one percent.

New Vehicle and Retail Used Vehicle Gross Profit

Gross profit margins for both new vehicle and retail used vehicle sales in 2007 decreased primarily as a result of the challenging retail sales environment.

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

Used Wholesale Gross Profit

The decrease in wholesale used vehicle gross profit margin over the past two years was due to wholesale market conditions, a focus on retailing more used vehicles and pricing trade-ins nearer to true market value. Our ability to provide customers with a better value for their trade-ins, pricing closer to their true market value, has been improved by our use of technology. This, however, lowers the gross profit margin we are able to achieve on the re-sale of these trade-ins. In addition, as we focus on retailing more used vehicles, we are left with the lower-quality used vehicles for wholesaling, which also contributed to lower gross profit margins. We dispose of our wholesale used vehicles by using centralized controls, holding our own local used vehicle auctions and managing the disposal of units at larger third party auctions.

Service, Body and Parts Gross Profit

Gross profit margins in the service, body and parts business line decreased in 2007 compared to 2006 partially due to a shift in mix towards selling more parts and accessories, which carry lower margins than the service side of the business. However, due to an increase in volume, same–store gross profit increased 0.6% in 2007 compared to 2006.

The increase in service, body and parts gross profit margin in 2006 compared to 2005 was due to our continued focus on service advisor training, which has led to gains in the sale of higher margin service items and increases in customer-pay business, as well as a number of pricing and cost saving initiatives.

Future Outlook

Most of the margin shift we have experienced in recent years is a result of an attempt to emphasize a volume-based strategy throughout our business. We believe this trend will continue and we expect gross margins in all business lines in future periods to remain substantially the same as experienced in the current period. However, an extended or deep recession or a significant further decrease in new vehicle sales in our markets, would likely further erode our margins during such period.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

SG&A increased $37.8 million in 2007 compared to 2006 and increased $46.8 million in 2006 compared to 2005. SG&A as a percentage of revenue was 13.4%, 12.9% and 12.7%, respectively, in 2007, 2006 and 2005.

The increases in dollars spent were primarily due to the following:

2007 compared to 2006
Increase related to acquisitions	$35.3 million
Increase in expense related to L2 Auto	$4.7 million
Increase in employee benefits	$3.3 million
Asset impairment	$2.0 million
Savings in salaries and bonuses	$(6.8) million
Savings in travel expense	$(2.0) million
Savings in advertising expense	$(1.8) million
Other expenses	$3.1 million

2006 compared to 2005
Increase related to acquisitions	$28.4 million
Increase in salaries and bonuses	$4.7 million
Increase in stock-based compensation	$3.0 million
Increase in workers’ compensation insurance	$2.5 million
Increase in utilities	$1.6 million
Increase in legal and professional fees	$1.5 million
Increase in travel expense	$1.4 million
Other expenses	$3.7 million

One of our largest expenses, sales compensation, was down 30 basis points as a percentage of gross profit in 2007 compared with 2006. In addition, advertising was flat as a percentage of gross profit in 2007 compared with 2006. These results were primarily due to management’s focus on expense control at our stores and savings related to our operational initiatives.

After salaries and wages, the next four largest expense categories, sales compensation, payroll taxes, rent and advertising, all improved or were flat as a percentage of gross profit in 2006 compared to 2005.

The $2.0 million asset impairment included in SG&A in 2007 included $0.1 million related to the closure of a Hyundai franchise and $1.9 million related to the annual impairment test on indefinite-lived intangible assets required under SFAS No. 142, “Goodwill and Other Intangible Assets.” Our franchise values are tested on October 1 of each year to ensure that the discounted future cash flows exceed the current carrying value of the assets. On an individual basis, a Ford and a Chevrolet franchise held by us did not pass the impairment test and were reduced in carrying value by $1.9 million in the fourth quarter of 2007. For more information, please refer to “Critical Accounting Policies and Use of Estimates” below.

SG&A as a percentage of gross profit is an industry standard for measuring performance relative to SG&A. As a result of expenses detailed above, as well as costs related to our investments in personnel for our centralization efforts, L2 Auto and the other initiatives, SG&A as a percentage of gross profit increased by 360 basis points in 2007 compared to 2006.

SG&A as a percentage of gross profit was as follows:

Year Ended December 31,
2007	2006	2005
79.0%	75.4%	72.6%

Our 5-year year-to-date historical average was 76.0%. In 2008, due to continued economic weakness and investments in technology and personnel, we expect SG&A as a percentage of gross profit to be in the 79% to 81% range. We anticipate achieving a positive long-term impact related to the investment in our initiatives by a reduction in SG&A as a percentage of gross profit in future periods to the low 70s.

Of the 280 basis point increase in SG&A as a percentage of gross profit in 2006 compared to 2005, 75 basis points related to the change in stock-based compensation and a charge for a worker’s compensation claim.

Depreciation and Amortization

Depreciation and amortization increased $4.4 million and $3.1 million, respectively, in 2007 compared to 2006 and in 2006 compared to 2005 due to the addition of property and equipment primarily related to our acquisitions, as well as improvements to existing facilities and equipment costs related to our initiatives. Depreciation – Buildings is comprised of depreciation expense related to buildings and significant remodels or betterments. Depreciation and Amortization – Other, is comprised of depreciation expense related to furniture, tools and equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements. We expect this expense to grow as we continue to upgrade facilities and equipment in future years.

Operating Income

Operating margins decreased by 80 basis points to 2.9% in 2007 compared to 3.7% in 2006 due primarily to the decrease in gross profit margins and increased SG&A and depreciation and amortization as discussed above.

Operating margins decreased by 60 basis points to 3.7% in 2006 compared to 4.3% in 2005, due to the decrease in overall gross profit margin and the increase in SG&A as discussed above.

Floorplan Interest Expense

Floorplan interest expense decreased $2.1 million in 2007 compared to 2006. In 2006, we recorded a $1.9 million charge to floorplan interest expense related to our interest rate swaps. In 2007, we designated our interest rate swaps as cash flow hedging instruments and, accordingly, changes in the fair value of our interest rate swaps were recorded in Accumulated Other Comprehensive Income. We realized a decrease of $2.9 million as a result of a decrease in the average outstanding balances of our floorplan facilities. In addition, we realized an increase of $0.2 million as a result of changes in the average interest rates on our floorplan facilities and an increase of $0.6 million related to our interest rate swaps.

Floorplan interest expense increased $16.4 million in 2006 compared to 2005. An increase of $8.9 million resulted from increases in the average interest rates on our floorplan facilities, an increase of $4.8 million resulted from increases in the average outstanding balances of our floorplan facilities and an increase of $2.7 million related to our interest rate swaps.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle line of credit.

Other interest expense increased $5.7 million in 2007 compared to 2006. Changes in the average outstanding balances resulted in an increase of approximately $7.5 million. A decrease in the weighted average interest rate on our debt resulted in a $0.1 million decrease in expense. Interest expense related to the $85.0 million of senior subordinated convertible notes that were issued in May 2004 currently totals approximately $767,000 per quarter, which consists of $611,000 of contractual interest and $156,000 of amortization of debt issuance costs.

Other interest expense increased $3.3 million in 2006 compared to 2005. Changes in the weighted-average interest rate on our debt increased other interest expense by approximately $1.5 million and changes in the average outstanding balances resulted in an increase of approximately $2.3 million.

Other interest expense was reduced by $3.2 million, $1.5 million and $0.9 million, respectively, due to capitalized interest on construction projects in 2007, 2006 and 2005.

Income Tax Expense

Our effective tax rate was 40.1% in 2007, 38.6% in 2006 and 38.9% in 2005. Our federal income tax rate is 35% and our state income tax rate is currently 3.02%, which varies with the mix of states where our stores are located. We also have certain non-deductible expenses and other adjustments that increase our effective rate. In 2007, the effect of non-deductible expenses was magnified by a decline in income due to the slower sales environment.

Income from Continuing Operations

Income from continuing operations as a percentage of revenue declined by 50 basis points in 2007 compared to 2006 as a result of the decreased gross profit margin, increased SG&A, depreciation and amortization and other interest expense as a percentage of revenue being offset by decreased floorplan interest expense and income tax expense as a percentage of revenue.

Income from continuing operations as a percentage of revenue decreased in 2006 compared to 2005 as a result of the decreased overall gross profit margin and increased SG&A and interest expense as a percentage of revenue.

Discontinued Operations

During 2007, we added three stores and one body shop to those classified as discontinued operations. In the third quarter of 2007, we disposed of two of those stores and the body shop. As of December 31, 2007, we had three stores held for sale. During 2006, we disposed of two of our stores that were held for sale at December 31, 2005 and classified two additional stores as discontinued operations, which were held for sale at December 31, 2006. During 2005, we sold a building we had held for sale at December 31, 2004, sold one store and classified two additional stores as discontinued operations, which were held for sale at December 31, 2005.

Results of operations of these stores are shown within discontinued operations on the consolidated statements of operations. Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2007	2006	2005
Revenue	$112,853	$183,002	$262,936

Pre-tax loss from discontinued operations	$(1,886)	$(4,050)	$(2,951)
Net gain (loss) on disposal activities	(3,874)	(911)	27

	(5,760)	(4,961)	(2,924)
Income tax benefit	1,325	1,946	1,158

Loss from discontinued operations, net of income taxes	$(4,435)	$(3,015)	$(1,766)

Amount of goodwill and other intangible assets disposed of	$8,722	$3,552	$4,406

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base.

Assets held for sale included the following (in thousands):

December 31,	2007	2006
Inventories	$12,550	$11,594
Property, plant and equipment	10,459	2,949
Goodwill and other intangible assets	798	942

	$23,807	$15,485

Liabilities held for sale included the following (in thousands):

December 31,	2007	2006
Floorplan notes payable	$10,391	$9,605
Real estate debt	7,466	2,005

	$17,857	$11,610

Selected Consolidated Quarterly Financial Data

The following tables set forth our unaudited quarterly financial data(1).

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2007
Revenues:
New vehicle sales	$437,507	$515,234	$494,882	$400,650
Used vehicle sales	213,034	238,936	231,868	179,074
Finance and insurance	29,644	33,143	32,701	23,568
Service, body and parts	93,642	96,515	97,932	95,291
Fleet and other	690	1,306	2,343	1,041

Total revenues	774,517	885,134	859,726	699,624
Cost of sales	638,653	736,814	714,835	584,047

Gross profit	135,864	148,320	144,891	115,577
Selling, general and administrative	107,430	112,143	107,587	103,183
Depreciation and amortization	4,763	5,097	5,289	5,733

Operating income	23,671	31,080	32,015	6,661
Floorplan interest expense	(7,354)	(8,480)	(8,236)	(6,809)
Other interest expense	(4,628)	(5,039)	(4,900)	(5,376)
Other, net	212	113	144	319

Income (loss) from continuing operations before income taxes	11,901	17,674	19,023	(5,205)
Income tax (provision) benefit	(4,676)	(7,022)	(7,713)	2,002

Income (loss) before discontinued operations	7,225	10,652	11,310	(3,203)
Discontinued operations, net of tax	(150)	(2,709)	(73)	(1,503)

Net income (loss)	$7,075	$7,943	$11,237	$(4,706)

Basic income (loss) per share from continuing operations	$0.37	$0.55	$0.58	$(0.16)
Basic loss per share from discontinued operations	(0.01)	(0.14)	—	(0.08)

Basic net income (loss) per share	$0.36	$0.41	$0.58	$(0.24)

Diluted income (loss) per share from continuing operations	$0.35	$0.50	$0.53	$(0.16)
Diluted loss per share from discontinued operations	(0.01)	(0.12)	—	(0.08)

Diluted net income (loss) per share	$0.34	$0.38	$0.53	$(0.24)

	Three Months Ended,
	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2006
Revenues:
New vehicle sales	$404,089	$468,710	$488,113	$412,220
Used vehicle sales	196,120	219,149	226,468	182,254
Finance and insurance	26,418	31,487	32,644	25,957
Service, body and parts	78,086	81,099	85,393	86,986
Fleet and other	1,153	796	1,832	1,563

Total revenues	705,866	801,241	834,450	708,980
Cost of sales	582,231	664,832	695,449	587,031

Gross profit	123,635	136,409	139,001	121,949
Selling, general and administrative	94,364	100,596	102,466	95,148
Depreciation and amortization	3,841	4,007	4,204	4,446

Operating Income	25,430	31,806	32,331	22,355
Floorplan interest expense	(5,061)	(7,800)	(12,358)	(7,738)
Other interest expense	(3,023)	(3,312)	(3,482)	(4,427)
Other, net	376	261	128	191

Income from continuing operations before income taxes	17,722	20,955	16,619	10,381
Income taxes	(6,903)	(8,834)	(5,933)	(3,688)

Income before discontinued operations	10,819	12,121	10,686	6,693
Discontinued operations, net of tax	(1,451)	(230)	(170)	(1,164)

Net income	$9,368	$11,891	$10,516	$5,529

Basic income per share from continuing operations	$0.56	$0.62	$0.55	$0.34
Basic loss per share from discontinued operations	(0.08)	(0.01)	(0.01)	(0.06)

Basic net income per share	$0.48	$0.61	$0.54	$0.28

Diluted income per share from continuing operations	$0.51	$0.57	$0.51	$0.33
Diluted loss per share from discontinued operations	(0.06)	(0.01)	(0.01)	(0.06)

Diluted net income per share	$0.45	$0.56	$0.50	$0.27

(1)	Quarterly data may not add to yearly totals due to rounding.

In the fourth quarter of 2007, effects of the weak retail sales environment, particularly with our domestic brands, accelerated. This was related to the ripple effect from the struggling housing market, high gas prices, and consumer debt pressure. Additionally, we experienced higher selling, general and administrative expenses related to our ongoing centralization and L2 Auto initiatives, and we recorded an impairment loss on certain indefinite-lived intangible assets of approximately $2.0 million.

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

Liquidity and Capital Resources

On November 30, 2006, General Motors (“GM”) completed the sale of a majority equity stake in GMAC to an investment consortium. Although GMAC continues to be the exclusive provider of GM financial products and services and continues to have the relationships with GM, GM has indicated in its public filings that it no longer controls the GMAC entity. As a result, we treat the financing of new vehicles by GMAC after the change in ownership control as a financing activity.

Repayments of floorplan debt on vehicles financed prior to this change in control continue to be classified as an operating activity which reduced cash flows from operating activities by $85.6 million in 2007. On a non-GAAP basis, the elimination of the effect of the change in control would have increased cash flows from operations to $36.4 million, as opposed to $(49.2) million for the year ended December 31, 2007.

We believe the reader should consider this factor in reviewing our statement of cash flows and related cash flows from operating activities. We do not anticipate this condition to occur in future periods as floorplan financing does not typically change classification categories in the statement of cash flows.

Our principal needs for liquidity and capital resources are to finance acquisitions and capital expenditures, as well as for working capital and the funding of our cash dividend payments. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements and the proceeds from public equity and private debt offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses, capital requirements, projected acquisitions and current level of cash dividends for at least the next 12 months from December 31, 2007. Beyond 12 months from December 31, 2007, we anticipate the need for possible additional financing options to augment our existing cash and working capital line of credit to accommodate our growth strategy and to be prepared to refinance our 2.875% Senior Subordinated Convertible Notes which can be put to us in May 2009 at the option of the holders. Under the Third Amendment to our Credit Facility, we have committed to develop a plan by May 2008 to create sufficient borrowing availability on our credit line by January 2009 to be able to pay off the notes in May 2009.

Potential sources of additional liquidity include financings of existing unencumbered real estate, sale-leasebacks of selected owned real estate, subordinated debentures, or other asset sales. We will evaluate all of these options and select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available to us in sufficient amounts or with terms acceptable to us.

Interest rates on all of our credit facilities below ranged from 5.75% to 6.60% at December 31, 2007. Amounts outstanding on the lines at December 31, 2007, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at December 31, 2007	Remaining Availability at December 31, 2007
New and program vehicle lines	$451,590	$—	(1)
Working capital, acquisition and used vehicle credit facility	184,000	40,601	(2)(3)

	$635,590	$40,601

(1)	There are no formal limits on the new and program vehicle lines with certain lenders.
(2)	Reduced by $399,000 for outstanding letters of credit.
(3)	As discussed below, the availability under the line of credit was increased subsequent to December 31, 2007.

Flooring Notes Payable

Our inventories decreased to $601.8 million at December 31, 2007 from $603.3 million at December 31, 2006. We have maintained a disciplined inventory approach throughout 2007. As a result, our days supply of new vehicles at December 31, 2007 was 9 days below our average historical December 31 balances and 2 days below our December 31, 2006 levels. Our days supply of used vehicles, however, was 15 days above our historical December 31, balances at December 31, 2007 and 13 days above our December 31, 2006 balances. This resulted from softness in the used vehicle market and our conversion to our centralized car center model. We are working to bring this in line with historical levels.

Our new vehicle flooring notes payable decreased to $451.6 million at December 31, 2007 from $499.7 million at December 31, 2006. New vehicles are financed at approximately 100%.

Share Repurchase and Dividends

Our Board of Directors declared dividends of $0.14 per share on our Class A and Class B common stock, which were paid in January 2007, April 2007, July 2007, October 2007 and January 2008, and totaled approximately $2.7 million to $2.8 million each payment period. Management evaluates performance and makes a recommendation on dividend payments on a quarterly basis.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through December 31, 2007, we have purchased a total of 479,731 shares under this program, of which 222,900 were purchased during 2007. We may continue to repurchase shares from time to time in the future as conditions warrant. Current tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place. With the dividend, we are able to offer an immediate and tangible return to all of our shareholders.

Credit Facility

We have a working capital, acquisition and used vehicle credit facility (the “Credit Facility”) with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“Chrysler Financial”), DCFS U.S.A. LLC (“Mercedes Financial”) and Toyota Motor Credit Corporation (“TMCC”). In the first quarter of 2008, we executed amendments to the credit facility, providing an increase of $75 million in available credit, for a total amount of up to $300 million, and adjustments to certain financial covenants. Also, we received a one year extension on the maturity date; the Credit Facility now expires on August 31, 2010.

Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property and other intangible personal property. Capital stock and other equity interests of our subsidiary stores and certain other subsidiaries are excluded. The lenders’ security interest in new vehicle inventory is subordinated to the interests of floorplan financing lenders, including Chrysler Financial, Mercedes Financial and TMCC. The agreement for this facility provides for events of default that include nonpayment, breach of covenants, a change of control and certain cross-defaults with other indebtedness. In the event of a default, the agreement provides that the lenders may declare the entire principal balance immediately due, foreclose on collateral and increase the applicable interest rate to the revolving loan rate plus 3 percent, among other remedies.

Our working capital, acquisition and used vehicle credit facility increased to $184.0 million at December 31, 2007 from $144.0 million at December 31, 2006 primarily due to the timing of payments, acquisitions, capital expenditures related to our initiatives and the development of L2 Auto.

Vehicle Flooring

Chrysler Financial, Ford Motor Credit Company, GMAC LLC, VW Credit, Inc. and BMW Financial Services NA, LLC have agreed to floor new vehicles for their respective brands. Chrysler Financial and TMCC serve as the primary lenders for all other brands. The new vehicle lines are secured by new vehicle inventory of the stores financed by that lender. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity.

On November 30, 2006, General Motors (“GM”) completed the sale of a majority equity stake in GMAC to an investment consortium. Although GMAC continues to be the exclusive provider of GM financial products and services and continues to have the relationships with GM, a majority equity stake in GMAC has been sold to an independent third-party and GM has indicated in its public filings that it no longer controls the GMAC entity. As a result, we treat new vehicles financed by GMAC after the change in ownership control as floorplan notes payable: non-trade and related changes as a financing activity in our statements of cash flows. Vehicles financed prior to this change in control continue to be classified as floorplan notes payable: trade, with related changes reflected as operating activities in our statements of cash flows, since these GMAC vehicle financings occurred while GM retained control of GMAC as its captive finance subsidiary.

Debt Covenants

We are subject to certain financial and restrictive covenants for all of our debt agreements. The Credit Facility agreement includes financial and restrictive covenants typical of such agreements including requirements to maintain a minimum total net worth, minimum current ratio, fixed charge coverage ratio and cash flow leverage ratio requirements. The covenants restrict us from incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets. At December 31, 2007, we were in compliance with all of the financial and restrictive covenants. In addition, cash dividends are limited to $15 million per fiscal year and repurchases by us of our common stock are limited to $20 million per fiscal year.

We expect to be in compliance with the covenants for all of our debt agreements in the foreseeable future. In the event that we are unable to meet such requirements, we would enter into a discussion with the lenders to remediate the condition. If we were unable to remediate or cure the condition, a breach would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed.

2.875% Senior Subordinated Convertible Notes due 2014

We also have outstanding $85.0 million of 2.875% senior subordinated convertible notes due 2014. We will also pay contingent interest on the notes during any six-month interest period beginning May 1, 2009, in which the trading price of the notes for a specified period of time equals or exceeds 120% of the principal amount of the notes. Subsequent to our January 2008 dividend declaration, the notes are convertible into shares of our Class A common stock at a price of $36.78 per share upon the satisfaction of certain conditions and upon the occurrence of certain events as follows:

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

A declaration and payment of a dividend in excess of $0.08 per share per quarter will result in additional adjustments in the conversion rate for the notes if such cumulative adjustment exceeds 1% of the current conversion rate. Accordingly, following the January 2008 dividend declaration, the conversion rate per $1,000 of notes is 27.1914.

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

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2007 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2008	2009 and 2010	2011 and 2012	2013 and beyond
Floorplan Notes	$451,590	$451,590	$—	$—	$—
Lines of Credit and Long-Term Debt	468,822	13,327	250,111	35,982	169,402
Interest on Scheduled Debt Payments	64,874	12,628	20,405	13,769	18,072
Capital Commitments	44,488	30,999	13,489	—	—
Fixed Rate Payments Interest Rate Swaps	21,398	5,982	5,375	5,118	4,923
Operating Leases	171,788	23,737	36,425	25,136	86,490

	$1,222,960	$538,263	$325,805	$80,005	$278,887

We had capital commitments of $44.5 million at December 31, 2007 for the construction of five new facilities, an addition to one existing facility and one remodel. Of the new facilities, four are replacing existing facilities. We already incurred $8.1 million for these projects and anticipate incurring $31.0 million in 2008 and $13.5 million in 2009 for these commitments. We expect to pay for the construction out of existing cash balances and borrowings on our line of credit until completion of the projects, at which time we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

We anticipate approximately $25.0 to $30.0 million in non-financeable capital expenditures in 2008. Non-financeable capital expenditures are defined as minor upgrades to existing facilities, minor leasehold improvements, the percentage of major construction typically not financed by commercial mortgage debt, and purchases of furniture and equipment.

In addition to the above, in the next 1 to 3 years, we have approximately $90.0 million to $100.0 million in planned capital expenditures under consideration for various new facilities and remodeling projects. These projects are still in the planning stage or are awaiting approvals or awards from governmental agencies or manufacturers. We feel that these projects are an important part of our future growth strategy. We anticipate the need for additional financing options to augment our working capital line of credit to accommodate this growth strategy.

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

Our most critical accounting estimates include assessment of recoverability of goodwill and other intangible assets, service contract and lifetime oil contract income recognition, workers’ compensation insurance premium accrual, discretionary employee bonus accrual, and used vehicle inventory valuations. We also have other key accounting policies, such as our policies for valuation of accounts receivable, expense accruals and other revenue recognition. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ from these estimates.

Nature of Critical Estimate Item	Assumptions/ Approach Used	Effect of a Change in Assumptions

Carrying Value of Goodwill

We have determined that we operate as one reporting unit.

We review our goodwill at least annually by applying a fair-value based test using the Adjusted Present Value method (“APV”) to indicate the fair value of our reporting unit.

The impairment test is a two step process. The first step identifies potential impairments by comparing the calculated fair value of a reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step includes determining the implied fair value through further market research. The implied fair value of goodwill is then compared with the carrying amount to determine if an impairment loss is recorded.

The review is conducted more frequently than annually if events or circumstances occur that warrant a review.

Future cash flows are based on recently prepared forecasts and business plans to estimate the future economic benefits that the reporting unit will generate. We estimate the appropriate discount rate to convert the future economic benefits to their present value equivalent.

Growth rates are calculated for five years based on management’s forecasted sales projections. The growth rates used for periods beyond five years are calculated based on regional U.S. Census Bureau data for population growth and the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data.

The discount rate applied to the future cash flows is derived from an APV Model which factors in an equity risk premium, small stock risk premium, a beta, and a risk free rate.

Estimated market value of real estate is determined based on information available on each piece of real estate including any outside appraisals obtained on the real estate, and an estimate of market value based on various factors including property tax assessments, local and regional rent factors, or other information to determine fair market value.

During 2007 and 2006, we concluded that there were no impairments to the carrying value of goodwill At December 31, 2007 and 2006, goodwill totaled $311.5 million and $307.4 million, respectively.

A change in projected growth rates to historical company performance giving no weight to management’s budgets and business plan would result in a decrease in fair value of approximately 12% of the calculated Fair Value based on the APV method.

Cost savings associated with management’s forecast and business plans reduced to half of the expected success rate would result in a decrease in fair value of approximately 8% of the calculated Fair Value based on the APV method.

An increase in the discount rate of 1% would reduce the fair value by approximately 5% of the calculated Fair Value based on the APV method.

The effect of the changes in assumptions above, either on an individual basis, or cumulatively, would not have resulted in an impairment to the carrying value of goodwill during the 2007 annual impairment test.

The risk of a goodwill impairment loss may increase to the extent that our market capitalization and cash flows decline. A negative long-term performance outlook could cause the carrying value of our reporting unit to exceed its fair value, which may result in an impairment loss.

To a lesser extent, a sustained decrease in our market capitalization could also influence our valuation assessment.

Should any changes to significant assumptions in our forecast be necessary in the future, this could have a negative impact on the fair value of our reporting unit and result in an impairment of the carrying value of goodwill with a material effect on the financial statements.

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our goodwill for impairment at least annually. During 2007, we changed our annual impairment test date from December 31 to October 1, as this date provides additional time prior to our year-end of December 31 to complete the impairment testing and report the results of those tests in our annual report with the Securities and Exchange Commission on Form 10-K.

Nature of Critical Estimate Item	Assumptions/ Approach Used	Effect of a Change in Assumptions

Indefinite-lived Intangible Assets

We have determined that our franchise agreements with various manufacturers represent the most significant portion of intangible assets without a definite life.

We review our indefinite-lived intangible assets at least annually by applying a fair-value based test using the APV method to indicate fair value

Additionally, we stipulate a period of time prior to testing assets that have been recently acquired in order to allow them to be integrated into our operations.

Future cash flows are based on recently prepared forecasts and business plans to estimate the future economic benefits that the store will generate. We estimate the appropriate discount rate to convert the future economic benefits to their present value equivalent.

We have determined that only certain cash flows of the store relate to the sale of new vehicles and are attributable to the Franchise Value.

According to Emerging Issues Task Force (“EITF”) 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” we have concluded that the appropriate unit of accounting for determining franchise value is on an individual store basis.

Growth rates are calculated for five years based on management’s forecasted sales projections. The growth rates used for periods beyond five years are calculated based on regional U.S. Census Bureau population growth data and the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data.

The discount rate applied to the future cash flows is derived from an APV Model which factors in an equity risk premium, small stock risk premium, a beta and a risk free rate.

During 2007, we recorded a $1.9 million impairment related to a Chevrolet and Ford franchise. There were no impairments to franchises in 2006. At December 31, 2007 and 2006, intangible assets were $68.9 million and $69.1 million, respectively.

A future decline in store performance, change in projected growth rates, other margin assumptions and changes in interest rates could result in a potential impairment of one or more of our franchises.

Nature of Critical Estimate Item	Assumptions/ Approach Used	Effect of a Change in Assumptions

Service Contract, Lifetime Oil Change, and Other Insurance Contract Income Recognition

We receive fees from the sale of vehicle service contracts and lifetime oil contracts to customers. The contracts are sold through an unrelated third party, but we may be charged back for a portion of the fees in the event of early termination of the contracts by customers.

We may also participate in future underwriting profit pursuant to retrospective commission arrangements, which are recognized as income upon receipt.

We have established a reserve for estimated future charge-backs based on an analysis of historical charge-backs in conjunction with estimated lives of the applicable contracts. If future cancellations are different than expected based on historical experience, we could have additional expense or income related to the cancellations in future periods

At December 31, 2007 and 2006, this reserve totaled $15.5 million and $14.5 million, respectively, and is included in accrued liabilities and other long-term liabilities on our consolidated balance sheets.

A 10% increase in cancellations would result in an additional reserve of approximately $1.6 million.

Workers’ Compensation Insurance Premium Accrual

Insurance premiums are paid for under a five-year retrospective cost policy, whereby premium cost depends on experience. We accrue premiums based on our historical experience rating, although the actual claims can be something greater or less than the historical experience, which could create our estimated liability to either be under or over accrued.

Premiums are based on actual claims plus an insurance component. We have a maximum exposure to claims in a given year, at which point additional claims are paid by the carrier.

As of December 31, 2007 and 2006, the reserve for workers compensation insurance premiums was $5.5 million and $3.1 million, respectively, and is included in accrued liabilities and other long-term liabilities on our consolidated balance sheets.

We expect that the retrospective cost policy, as opposed to a guaranteed cost with a flat premium, will be the most cost-efficient over time.

A 10% increase in claims experience would result in additional reserves of $1.6 million

Nature of Critical Estimate Item	Assumptions/ Approach Used	Effect of a Change in Assumptions

Discretionary Employee Bonus Accrual

We make certain estimates, judgments and assumptions regarding the likelihood of our attainment, and the level thereof, of the annual bonus criteria under our 2006 Discretionary Support Services Bonus Program and other incentive compensation plans in order to record bonus expense on a quarterly basis.

We accrue the estimated year-end expense on a pro-rata basis throughout the year based on bonus attainment expectations.

These estimates, judgments and assumptions are made quarterly based on available information and take into consideration the historical seasonality of our business and current trends.

In 2007, 45% of the bonus amount was related to our financial performance for the year, none of which was obtained. Thirty percent of the bonus related to our status with manufacturers with 25% of the bonus based upon achievement of a number of project related initiatives. Total bonus amounts achievable under the plans in 2007 were approximately $11.0 million, of which 34% were obtained.

However, under the plans, our management and board of directors reserves negative discretion to elect to withhold payments under the plans. For 2007, no bonus amounts were paid to the five continuing senior executives resulting in a reversal of $1.6 million in amounts otherwise payable under the plan.

If actual year-end results differ materially from our estimates, or bonus amounts achieved are not paid, the amount of bonus expense recorded in a particular quarter could be significantly over or under estimated. The bonus accrual at the end of any given year is accurate and reflective of actual results attained and amounts to be paid.

Nature of Critical Estimate Item	Assumptions/ Approach Used	Effect of a Change in Assumptions

Used Vehicle Inventory

Used vehicle inventories are stated at cost plus the cost of any equipment added, reconditioning and transportation.

Using the pooling method, we test the used vehicle inventory values to ensure inventories are reflected at the lower of cost or market.

We select a quarterly sample of dealerships throughout the year to test book values against market valuations utilizing the Kelly Blue Book and NADA guides.

Used vehicle inventory values are cyclical and could experience impairment when market valuations are significantly below inventory carrying values.

Historically, we have not experienced significant write-downs on our used vehicle inventory. If the book value of our used vehicles is more than fair value, we could experience losses on our used vehicles in future periods.

Utilizing a different valuation guide than NADA or Kelly Blue Book could result in a different result in our analysis.

If Kelly Blue Book or NADA data is not accurate, or market valuations depart from the historical relationship the guides have experienced, we could experience losses not indicated during the analysis.

Recent Accounting Pronouncements

See Note 18 of Notes to Consolidated Financial Statements.

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

Our variable-rate flooring notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. At December 31, 2007, we had $671.3 million outstanding under such agreements at interest rates ranging from 5.75% to 7.85% per annum. A 10% increase in interest rates would increase annual interest expense by approximately $1.9 million, net of tax, based on amounts outstanding at December 31, 2007.

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

Based on open market trades, we determined that our $85.0 million of long-term convertible fixed interest rate debt had a fair market value of approximately $76.4 million at December 31, 2007. In addition, at December 31, 2007, we had $164.1 million of other long-term fixed interest rate debt outstanding with maturity dates of between July 2008 and September 2027. Based on discounted cash flows, we have determined that the fair market value of this long-term fixed interest rate debt was approximately $167.8 million at December 31, 2007.

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

As of December 31, 2007, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•	effective January 26, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.265% per annum, variable rate adjusted on the 26th of each month

•	effective February 18, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.30% per annum, variable rate adjusted on the 1st and 16th of each month

•	effective November 18, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.65% per annum, variable rate adjusted on the 1st and 16th of each month

•	effective November 26, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.63% per annum, variable rate adjusted on the 26th of each month

•	effective March 9, 2004 – a five year, $25 million interest rate swap at a fixed rate of 3.25% per annum, variable rate adjusted on the 1st and 16th of each month;

•	effective March 18, 2004 – a five year, $25 million interest rate swap at a fixed rate of 3.10% per annum, variable rate adjusted on the 1st and 16th of each month;

•	effective June 16, 2006 – a ten year, $25 million interest rate swap at a fixed rate of 5.587% per annum, variable rate adjusted on the 1st and 16th of each month; and

•	effective January 26, 2008 – a five-year, $25 million interest rate swap at a fixed rate of 4.495% per annum, variable rate adjusted on the 26th of each month.

We earn interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2007 was 4.6% per annum.

The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. These amounts are recorded as deferred gains or losses in our consolidated balance sheet with the offset recorded in accumulated other comprehensive income, net of tax. The amount of deferred gains and losses at December 31, 2007 were $0.8 million and $2.5 million, respectively. The difference between interest earned and the interest obligation results in a monthly settlement which is reclassified from accumulated other comprehensive income to the statement of operations as a component of flooring interest expense. The resulting cash settlement reduces the amount of deferred gains and losses. On a quarterly basis, we test the effectiveness of our hedges both retrospectively and prospectively using regression analysis. Ineffectiveness occurs when the amount of change in fair market value of the swap from designation to current period end outperforms the change in fair market value of the hypothetical derivative from designation to period end. Any ineffectiveness will be reflected in the floorplan interest expense in our statement of operation in the period in which it occurs. In 2007, we recorded $73,000 of ineffectiveness.

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

Additional interest expense, net of tax, on un-hedged debt as a result of changing interest rates, based on interest rates effective as of January 1, 2005 was approximately $7.3 million, $7.1 million and $1.8 million, respectively, in 2007, 2006 and 2005. Interest expense, net of tax, on un-hedged debt increased (decreased) during 2007, 2006 and 2005 by approximately $(0.2) million, $2.1 million and $1.8 million, respectively, as a result of increasing interest rates during those periods. As of December 31, 2007, approximately 50% of our total debt outstanding was subject to un-hedged variable rates of interest.

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

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2007 is included in Item 7.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, management has evaluated, with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding our required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

As described below, two material weaknesses were identified in our internal control over financial reporting. Rule 12b-2 of the Securities Exchange Act defines a material weakness as a deficiency or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses, our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and members of our board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Internal control over financial reporting has inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007 using the framework set forth in the report of the Treadway Commission’s Committee of Sponsoring Organizations (COSO), Internal Control— Integrated Framework.

As a result of management’s evaluation of our internal control over financial reporting, we identified two material weaknesses. Specifically, we concluded that our internal controls to ensure that revenue is recognized in the proper period were ineffective because our communication of accounting policies and procedures to store personnel responsible for performing such controls was not adequate to ensure they were sufficiently knowledgeable to perform the control effectively and our monitoring of compliance was inadequate. This material weakness resulted in errors in the revenue recognized in the company’s preliminary 2007 financial statements, which were corrected prior to the filing of the form 10-K.

In addition, our policies and procedures were not sufficient to prevent or detect on a timely basis the improper reporting of vehicle sales information used to determine volume-based incentives from manufacturers. This material weakness resulted in errors in the amount of incentives recorded as a reduction to cost of sales in the company’s preliminary 2007 financial statements, which were corrected prior to the filing of the form 10-K.

As a result of these material weaknesses, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.

Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting as of December 31, 2007, expressing an adverse opinion on the effectiveness of such controls.

(c)	Additional Information Regarding the Material Weakness

Ineffective Communication and Application of Accounting Policies for Revenue Recognition

Revenue Recognition

•

We have a policy of recognizing revenue when (a) a deal is consummated by signatures using a contract, (b) a preliminary bank agreement is obtained, and (c) the delivery of the vehicles to the customer is made. Based on our revenue recognition policy, store personnel update the contract-date field in the system to correspond with the date the contract is signed by the customer. The date in the contract-date field is used by office personnel as the date on which the revenue transaction is recorded in the financial statements, assuming a preliminary bank agreement has been obtained. Based on an analysis performed in the first quarter of 2008, we determined that the contract date was not consistently updated by store personnel in accordance with our policy, which resulted in sales transactions being recorded in the financial statements earlier than our policy allows. We corrected the error arising from this breakdown in internal control, resulting in an approximate 141 vehicle sales reduction, a $3.6 million reduction in revenue, and a reduction in income before taxes of $330,000 for the year ended December 31, 2007. This is a timing difference and the vehicle sales count, revenue, and income that was removed from the fourth quarter of fiscal 2007 will be added to the first quarter of fiscal 2008 in accordance with applicable revenue recognition standards. Management evaluated the materiality of the revenue recognition error related to prior reporting periods, concluding that the error was not material to any of the reporting periods based on both quantitative and qualitative factors.

Improper Reporting of Vehicles Sold to the Manufacturer and Addressing Results of Manufacturer Audits

Improper Reporting of Vehicles Sold to the Manufacturer

•

In February 2008, our internal audit group discovered that intentional improper reporting of vehicle sales to the manufacturers had occurred at certain stores for the purpose of qualifying for volume-based incentive programs (“VBIPs”). These cases involved sales reported when there was no legitimate buyer and there were two or more employees involved to avoid compliance with manufacturer incentive and company reporting requirements. The discovery of these cases of intentional improper reporting prompted an investigation undertaken at the direction of our Audit Committee. The Audit Committee retained independent legal counsel on February 10, 2008, to investigate the extent of the intentional improper reporting, its financial ramifications and the involvement or knowledge of senior management, if any. Because of the large number of manufacturer incentive programs and vehicle transactions in the scope of the investigation, legal counsel retained an independent external accounting firm to assist in the review and analysis. During the investigation, counsel, the internal audit group and the independent external accounting firm, conducted an in-depth identification and examination of the existing VBIPs and related reporting of sales to the manufacturers by our stores. The investigation focused primarily on stores and franchises with significant earned VBIPs, and within the category on vehicle sales reported close to the end of a VBIP period and on vehicle sales that triggered a VBIP. Independent counsel determined that a review of e-mails of certain store personnel and others was appropriate, and followed up with interviews of both store personnel and senior management.

•	In its final report dated March 28, 2008, counsel and the independent external accounting firm concluded that:

•	only a limited number of misconduct occurrences were found;

•	the financial impact of known instances is inconsequential;

•	the most significant instances of misconduct were previously detected by the internal audit group or supervisory personnel or through manufacture audits;

•	misconduct arose only at the store level and was not directed or encouraged by senior management.

•

The amount of cost of sales and pre-tax earnings associated with intentional improper New Vehicle Delivery Reports for VBIP payments that had not already been subject to reversal or settled pursuant to a manufacturer audit, was determined to be approximately $300,000. As a result a reserve for $300,000 was established in the fourth quarter of 2007 to address the financial exposure that had yet to be refunded to certain manufacturers as of December 31, 2007.

Addressing Results of Manufacturer Audits

•

We had no formal policy of reporting to senior management the occurrence and results of audits performed by manufacturers at our store locations. Manufacturers conduct periodic audits of our vehicle sales reporting for the purpose of incentive programs, and assess charge-backs where discrepancies with incentive program reporting requirements are found. Historically, the individual store locations received the results of the audits and resolved discrepancies directly with the manufacturers. Our internal audit group discovered an instance where an audit of a store was conducted by a manufacturer and the results, which were not communicated beyond the general manager of that store, contained evidence of misconduct related to the reporting of vehicle sales. Included within the audit results was misconduct that the general manager directed. Since there was no communication or review of the results of the audit beyond the general manager of the store location, senior management did not become aware of the misconduct and no measures were taken.

We expanded our year-end financial reporting procedures and dedicated significant resources to perform additional analyses to determine the amounts to be reported as of December 31, 2007, and the materiality of the errors to prior reporting periods. We believe that the consolidated financial statements included in this Annual Report fairly present in all material respects the financial condition, results of operations and cash flows for the periods presented.

To remediate the material weaknesses described above and enhance our internal control over financial reporting, management intends to promptly implement the following changes:

Ineffective Communication and Accounting Policies for Revenue Recognition

•	Clarify and redistribute a “plain English” written policy as to when a car sale is deemed complete for revenue recognition purposes.

•

Once our “plain English” written policy has been developed (which will include transaction level controls), formal training will be required for all personnel associated with the process. Our Internal Audit group will develop procedures to monitor compliance of transaction level controls contained within the written policy.

•

Included within the written policy will be transaction level preventative controls that clearly specify procedures regarding the dating of contracts. The policy will also contain transaction level detection controls that will mitigate the risk of improper cutoff.

•	Until the policy has been fully implemented, Management will implement an additional layer of controls to determine the materiality of errors on a prospective basis.

Improper Reporting of Vehicles Sold to the Manufacturer and Responding to Manufacturer Audits

•

Clarify and redistribute a “plain English” written policy as to when a vehicle sale should be reported sold to the manufacturer. Our Internal Audit group will develop procedures to monitor compliance of transaction level controls contained within the written policy.

•

Require prompt notification to our internal audit group and management of any scheduled manufacturer audit with direct participation by the internal audit group in the audit. All manufacturer audits will also be kept in a central repository for reference purposes.

•

Store office personnel will reconcile all vehicles reported sold to the manufacturer against internal sales journals and compare inventory per the manufacturers’ records to the inventory per the dealerships on a monthly basis.

•

Duties in our store locations will be segregated such that the reporting to the manufacturers of vehicles sold will be limited to individuals who are not directly compensated based upon results of store operations.

•	Institute additional training of store personnel on illegal practices and fraud together with their responsibilities as an employee of the Company.

(d)	Changes in Internal Control over Financial Reporting

Management has evaluated, with the participation of our chief executive officer and chief financial officer, whether any changes in our internal control over financial reporting that occurred during our last fiscal quarter have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, management concluded that no such changes had occurred.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Audit Committee Financial Expert, Code of Ethics, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2008 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included under the captions Compensation of Directors, Compensation Committee Report, Compensation Discussion and Analysis, Executive Compensation, Potential Payments Upon Termination or Change-in-Control, and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2008 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	1,248,915	$21.14	1,531,364
Equity compensation plans not approved by shareholders	—	—	—

Total	1,248,915	$21.14	1,531,364	(1)

(1)	Includes 1,066,143 shares available pursuant to our 2003 Stock Incentive Plan and 465,221 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2008 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2008 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item will be included under the caption Independent Registered Public Accounting Firm in our Proxy Statement for our 2008 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

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

Exhibit		Description
3.1	(a)	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999.

3.2	(l)	Amended and Restated Bylaws of Lithia Motors, Inc.

4.1	(b)	Specimen Common Stock certificate

4.2	(j)	Indenture dated May 4, 2004, between Lithia Motors, Inc. and U.S. Bank National Association, as Trustee, relating to 2.875% Convertible Senior Subordinated Notes due 2014.

10.1*	(b)	1996 Stock Incentive Plan

10.2*	(c)	Amendment No. 1 to the Lithia Motors, Inc. 1996 Stock Incentive Plan

10.2.1*	(b)	Form of Incentive Stock Option Agreement (1)

10.3*	(b)	Form of Non-Qualified Stock Option Agreement (1)

10.4*	(d)	1997 Non-Discretionary Stock Option Plan for Non-Employee Directors

10.5*	(l)	1998 Employee Stock Purchase Plan, as amended

10.6*	(f)	Lithia Motors, Inc. 2001 Stock Option Plan

10.6.1*	(g)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.6.2*	(g)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

10.7.1*	(k)	2003 Stock Incentive Plan, as amended and restated

10.7.2*	(k)	Form of Restricted Share Grant for 2003 Stock Incentive Plan, as amended and restated

Exhibit		Description
10.8*		Summary 2007 Discretionary Support Services Bonus Program

10.9	(a)	Chrysler Corporation Sales and Service Agreement General Provisions

10.9.1	(h)	Chrysler Corporation Chrysler Sales and Service Agreement, dated September 28, 1999, between Chrysler Corporation and Lithia Chrysler Plymouth Jeep Eagle, Inc. (Additional Terms and Provisions to the Sales and Service Agreements are in Exhibit 10.9) (2)

10.10	(b)	Mercury Sales and Service Agreement General Provisions

10.10.1	(e)	Supplemental Terms and Conditions agreement between Ford Motor Company and Lithia Motors, Inc. dated June 12, 1997.

10.10.2	(e)	Mercury Sales and Service Agreement, dated June 1, 1997, between Ford Motor Company and Lithia TLM, LLC dba Lithia Lincoln Mercury (general provisions are in Exhibit 10.10) (3)

10.11	(e)	Volkswagen Dealer Agreement Standard Provisions

10.11.1	(a)	Volkswagen Dealer Agreement dated September 17, 1998, between Volkswagen of America, Inc. and Lithia HPI, Inc. dba Lithia Volkswagen. (standard provisions are in Exhibit 10.11) (4)

10.12	(b)	General Motors Dealer Sales and Service Agreement Standard Provisions

10.12.1	(a)	Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement dated January 16, 1998.

10.12.2	(i)	Chevrolet Dealer Sales and Service Agreement dated October 13, 1998 between General Motors Corporation, Chevrolet Motor Division and Camp Automotive, Inc. (5)

10.13	(b)	Toyota Dealer Agreement Standard Provisions

10.13.1	(a)	Toyota Dealer Agreement, between Toyota Motor Sales, USA, Inc. and Lithia Motors, Inc., dba Lithia Toyota, dated February 15, 1996. (6)

10.14	(e)	Nissan Standard Provisions

10.14.1	(a)	Nissan Public Ownership Addendum dated August 30, 1999 (identical documents executed by each Nissan store).

10.14.2	(e)	Nissan Dealer Term Sales and Service Agreement between Lithia Motors, Inc., Lithia NF, Inc., and the Nissan Division of Nissan Motor Corporation In USA dated January 2, 1998. (standard provisions are in Exhibit 10.14) (7)

10.15	(a)	Lease Agreement between CAR LIT, L.L.C. and Lithia Real Estate, Inc. relating to properties in Medford, Oregon.(8)

10.16		2007 Board of Directors’ Compensation Package

10.17	(k)	Form of Outside Director Nonqualified Deferred Compensation Agreement

10.18		Loan Agreement and Amendments for revolving credit facility with U.S. Bank National Association, as Agent

10.19		Split Dollar Agreement dated November 7, 2006 with Sidney B. DeBoer

10.20		Split Dollar Insurance Agreement dated December 20, 2007 with Sidney B. DeBoer

18		Letter re Change in Accounting Principles

21		Subsidiaries of Lithia Motors, Inc.

Exhibit	Description
23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(a)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.
(b)	Incorporated by reference from the Company's Registration Statement on Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities Exchange Commission on December 18, 1996.
(c)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998.
(d)	Incorporated by reference from the Company's Registration Statement on Form S-8, Registration Statement No. 333-45553, as filed with the Securities Exchange Commission on February 4, 1998.
(e)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998.
(f)	Incorporated by reference from Appendix B to the Company’s Proxy Statement for its 2001 Annual Meeting as filed with the Securities and Exchange Commission on May 8, 2001.
(g)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on February 22, 2002.
(h)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on November 14, 2001.
(i)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999.
(j)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on May 10, 2004.
(k)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 8, 2006.
(l)	Incorporated by reference from the Company’s Form 8-K filed November 15, 2007.

(1)	The board of directors adopted the new stock option agreement forms when it adopted the 2001 Stock Option Plan; and, although no longer being used to grant new stock options, these option agreements remain in effect as there are outstanding stock options issued under these stock option agreements.
(2)	Substantially identical agreements exist between DaimlerChrysler Motor Company, LLC and those other subsidiaries operating Dodge, Chrysler, Plymouth or Jeep dealerships.
(3)	Substantially identical agreements exist for its Ford and Lincoln-Mercury lines between Ford Motor Company and those other subsidiaries operating Ford or Lincoln-Mercury dealerships.
(4)	Substantially identical agreements exist between Volkswagen of America, Inc. and those subsidiaries operating Volkswagen dealerships.
(5)	Substantially identical agreements exist between Chevrolet Motor Division, GM Corporation and those other subsidiaries operating General Motors dealerships.
(6)	Substantially identical agreements exist (except the terms are all 2 years) between Toyota Motor Sales, USA, Inc. and those other subsidiaries operating Toyota dealerships.
(7)	Substantially identical agreements exist between Nissan Motor Corporation and those other subsidiaries operating Nissan dealerships.
(8)	Lithia Real Estate, Inc. leases all the property in Medford, Oregon sold to CAR LIT, LLC under substantially identical leases covering six separate blocks of property.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 10, 2008	LITHIA MOTORS, INC.

	By	/s/ SIDNEY B. DEBOER
Sidney B. DeBoer
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 10, 2008:

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
William J. Young

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Lithia Motors, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithia Motors, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 of the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lithia Motors, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 10, 2008 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, OR

April 10, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Lithia Motors, Inc. and subsidiaries:

We have audited Lithia Motors, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lithia Motors, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Item 9A(b)). Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified and included in its assessment material weaknesses related to revenue recognition and accounting for manufacturer rebate programs.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated April 10, 2008, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, Lithia Motors, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/ KPMG LLP

Portland, OR

April 10, 2008

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$21,665	$26,600
Contracts in transit	48,474	56,211
Trade receivables, net of allowance for doubtful accounts of $391 and $390	60,913	62,317
Inventories, net	601,759	603,306
Vehicles leased to others, current portion	9,498	7,698
Prepaid expenses and other	10,647	6,825
Deferred income taxes	1,775	1,198
Assets held for sale	23,807	15,485

Total Current Assets	778,538	779,640

Land and buildings, net of accumulated depreciation of $20,628 and $15,953	363,391	327,890
Equipment and other, net of accumulated depreciation of $46,126 and $38,866	98,355	89,213
Goodwill	311,527	307,424
Other intangible assets, net of accumulated amortization of $52 and $21	68,946	69,054
Other non-current assets	5,978	6,136

Total Assets	$1,626,735	$1,579,357

Liabilities and Stockholders' Equity
Current Liabilities:
Floorplan notes payable	$311,824	$422,411
Floorplan notes payable: non-trade	139,766	77,268
Current maturities of long-term debt	13,327	16,557
Trade payables	38,715	39,794
Accrued liabilities	63,602	62,299
Liabilities held for sale	17,857	11,610

Total Current Liabilities	585,091	629,939

Used vehicle credit facility	122,550	95,614
Real estate debt, less current maturities	179,160	155,890
Other long-term debt, less current maturities	153,785	140,879
Other long-term liabilities	14,647	13,509
Deferred income taxes	63,290	50,133

Total Liabilities	1,118,523	1,085,964

Stockholders’ Equity:
Preferred stock—no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock—no par value; authorized 100,000 shares; issued and outstanding 15,960 and 15,789	229,151	226,670
Class B common stock—no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	8,112	5,574
Accumulated other comprehensive loss	(1,437)	—
Retained earnings	271,918	260,681

Total Stockholders’ Equity	508,212	493,393

Total Liabilities and Stockholders’ Equity	$1,626,735	$1,579,357

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005
Revenues:
New vehicle sales	$1,848,273	$1,773,132	$1,562,287
Used vehicle sales	862,912	823,991	757,979
Finance and insurance	119,056	116,506	104,045
Service, body and parts	383,380	331,564	293,592
Fleet and other	5,380	5,344	3,793

Total revenues	3,219,001	3,050,537	2,721,696
Cost of sales:
New vehicle sales	1,711,049	1,637,299	1,437,078
Used vehicle sales	756,425	716,866	653,325
Service, body and parts	203,019	171,618	152,603
Fleet and other	3,856	3,760	2,391

Total cost of sales	2,674,349	2,529,543	2,245,397

Gross profit	544,652	520,994	476,299
Selling, general and administrative	430,343	392,574	345,770
Depreciation—buildings	5,615	4,307	3,411
Depreciation and amortization—other	15,267	12,191	10,020

Operating income	93,427	111,922	117,098
Other income (expense):
Floorplan interest expense	(30,879)	(32,957)	(16,520)
Other interest expense	(19,943)	(14,244)	(10,948)
Other income, net	788	956	988

	(50,034)	(46,245)	(26,480)

Income from continuing operations before income taxes	43,393	65,677	90,618
Income taxes	(17,409)	(25,358)	(35,225)

Income from continuing operations	25,984	40,319	55,393
Discontinued operations:
Loss from operations, net of income taxes	(1,130)	(2,461)	(1,783)
Income (loss) from disposal activities, net of income taxes	(3,305)	(554)	17

Net income	$21,549	$37,304	$53,627

Basic income per share from continuing operations	$1.33	$2.07	$2.89
Basic loss per share from discontinued operations	(0.23)	(0.16)	(0.09)

Basic net income per share	$1.10	$1.91	$2.80

Shares used in basic per share calculations	19,530	19,485	19,175

Diluted income per share from continuing operations	$1.26	$1.91	$2.62
Diluted loss per share from discontinued operations	(0.20)	(0.14)	(0.08)

Diluted net income per share	$1.06	$1.77	$2.54

Shares used in diluted per share calculations	22,082	22,102	21,807

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

For the years ended December 31, 2005, 2006, and 2007

(In thousands)

	Common Stock				Additional Paid In Capital	Unearned Compensation	Accumulated Other Compre- hensive Income (Loss)	Retained Earnings	Total Stock- holders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2004	15,142	$215,335	3,762	$468	$1,811	$—	$—	$187,632	$405,246
Net income	—	—	—	—	—	—	—	53,627	53,627
Issuance of stock in connection with employee stock plans	434	7,992	—	—	—	—	—	—	7,992
Issuance of restricted stock to employees	60	1,645				(1,645)	—	—	—
Amortization of unearned compensation	—	—	—	—	—	241	—	—	241
Shares forfeited by employees	(10)	(272)				272	—	—	—
Repurchase of Class A common stock	—	(10)	—	—	—	—	—	—	(10)
Compensation for stock and stock option issuances and tax benefits from option exercises	3	85	—	—	748	—	—	—	833
Dividends paid	—	—	—	—	—	—	—	(7,698)	(7,698)

Balance at December 31, 2005	15,629	224,775	3,762	468	2,559	(1,132)	—	233,561	460,231
Net income	—	—	—	—	—	—	—	37,304	37,304
Issuance of stock in connection with employee stock plans	299	6,844	—	—	—	—	—	—	6,844
Issuance of restricted stock to employees	73	—	—	—	—	—	—	—	—
Reversal of unearned compensation upon adoption of SFAS No. 123R	—	(1,132)	—	—	(134)	1,132	—	—	(134)
Shares forfeited by employees	(15)	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	(197)	(4,720)	—	—	—	—	—	—	(4,720)
Compensation for stock and stock option issuances and tax benefits from option exercises	—	903	—	—	3,149	—	—	—	4,052
Dividends paid	—	—	—	—	—	—	—	(10,184)	(10,184)

Balance at December 31, 2006	15,789	226,670	3,762	468	5,574	—	—	260,681	493,393
Net income	—	—	—	—	—	—	—	21,549	21,549
Fair value of interest rate swap agreements, net of tax benefit of $881	—	—	—	—	—	—	(1,437)	—	(1,437)

Comprehensive income									20,112
Issuance of stock in connection with employee stock plans	349	6,500	—	—	—	—	—	—	6,500
Issuance of restricted stock to employees and directors	66	—	—	—	—	—	—	—	—
Shares forfeited by employees	(18)	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	(226)	(5,247)	—	—	—	—	—	—	(5,247)
Compensation for stock and stock option issuances and tax benefits from option exercises	—	1,228	—	—	2,538	—	—	—	3,766
Adoption of FIN 48	—	—	—	—	—	—	—	706	706
Dividends paid	—	—	—	—	—	—	—	(11,018)	(11,018)

Balance at December 31, 2007	15,960	$229,151	3,762	$468	$8,112	$—	$(1,437)	$271,918	$508,212

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$21,549	$37,304	$53,627
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairment	2,049	—	—
Depreciation and amortization	20,882	16,498	13,431
Depreciation and amortization from discontinued operations	250	825	1,067
Amortization of debt discount	210	145	—
Stock-based compensation	3,384	3,534	490
(Gain) loss on sale of assets	(8)	193	525
(Gain) loss on disposal activities	3,874	911	(28)
Deferred income taxes	14,450	6,312	5,286
Excess tax benefits from share-based payment arrangements	(283)	(369)	—
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	1,607	(8,137)	(11,864)
Contracts in transit	7,737	(3,758)	(9,540)
Inventories	(13,843)	45,360	(60,474)
Vehicles leased to others	(3,461)	(2,701)	(1,633)
Prepaid expenses and other	(2,545)	2,158	(1,682)
Other non-current assets	(1,688)	(1,993)	909
Floorplan notes payable	(100,128)	(75,041)	71,772
Trade payables	(3,948)	8,839	4,117
Accrued liabilities	1,015	4,415	7,026
Other long-term liabilities and deferred revenue	(314)	3,444	(411)

Net cash provided by (used in) operating activities	(49,211)	37,939	72,618

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(23,024)	(28,690)	(21,093)
Financeable	(68,917)	(45,009)	(32,196)
Proceeds from sale of assets	8,129	512	11,652
Cash paid for acquisitions, net of cash acquired	(13,315)	(105,505)	(51,713)
Proceeds from sale of stores	16,495	3,915	6,696

Net cash used in investing activities	(80,632)	(174,777)	(86,654)

Cash flows from financing activities:
Floorplan notes payable: non-trade	69,540	16,005	3,354
Borrowings on lines of credit	721,319	230,402	40,314
Repayments on lines of credit	(681,319)	(136,402)	(31,000)
Principal payments on long-term debt and capital leases	(20,067)	(9,008)	(7,454)
Proceeds from issuance of long-term debt	44,917	21,566	28,233
Repurchase of common stock	(5,247)	(4,720)	(10)
Proceeds from issuance of common stock	6,500	6,844	7,994
Excess tax benefits from share-based payment arrangements	283	369	—
Dividends paid	(11,018)	(10,184)	(7,698)

Net cash provided by financing activities	124,908	114,872	33,733

Increase (decrease) in cash and cash equivalents	(4,935)	(21,966)	19,697

Cash and cash equivalents at beginning of year	26,600	48,566	28,869

Cash and cash equivalents at end of year	$21,665	$26,600	$48,566

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$57,079	$49,779	$35,318
Cash paid during the period for income taxes	5,667	17,697	23,463

Supplemental schedule of non-cash investing and financing activities:
Debt issued in connection with acquisitions	$—	$6,822	$—
Floorplan debt acquired in connection with acquisitions	14,797	48,450	39,542
Assets acquired through franchise exchange	3,820	—	—
Floorplan debt paid by purchaser in connection with store disposals
Floorplan debt paid in connection with store disposals	16,976	19,407	25,554
Acquisition of property and equipment with capital lease	262	102	—
Debt paid by purchaser in connection with store disposals	—	—	6,550
Common stock received for the exercise price of stock options	87	—	428

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Organization and Business

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of December 31, 2007, we offered 30 brands of new vehicles in 108 stores in the United States and over the Internet at www.lithia.com. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

Principles of Consolidation

The accompanying financial statements reflect the results of operations, the financial position and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly-owned subsidiaries. All significant intercompany accounts and transactions, consisting principally of intercompany sales, have been eliminated upon consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and cash in bank accounts without restrictions.

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

Receivables are recorded at invoice cost and do not bear interest until such time as they are 60 days past due. Reserves for uncollectible accounts are estimated based on our historical write-off experience and are reviewed on a monthly basis. Account balances are charged off against the reserve after all means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. A roll-forward of our allowance for doubtful accounts was as follows (in thousands):

Year Ended December 31,	2007	2006	2005
Balance, beginning of period	$390	$406	$436
Bad debt expense	1,159	1,088	750
Write-offs	(3,301)	(2,623)	(1,796)
Recoveries	2,143	1,519	1,016

Balance, end of period	$391	$390	$406

Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation.

Vehicles Leased to Others and Related Lease Receivables

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

Assets Held for Sale

At December 31, 2007 and 2006, assets held for sale of $23.8 million and $15.5 million, respectively, related to stores held for sale and were recorded on our balance sheet at the lower of book value or estimated fair market value, less applicable selling costs. See also Note 17.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are being depreciated over their estimated useful lives, on the straight-line basis. The range of estimated useful lives is as follows:

Buildings and improvements	40 years
Service equipment	5 to 10 years
Furniture, signs and fixtures	5 to 10 years

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant renewals and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant renewals and betterments are capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. Capitalized interest totaled $3.2 million, $1.5 million and $0.9 million, respectively, in 2007, 2006 and 2005.

When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is credited or charged to income.

Leased property meeting certain criteria is capitalized and the present value of the related lease payments is recorded as a liability. Amortization of capitalized leased assets is computed on a straight-line basis over the term of the lease, unless the lease transfers title or it contains a bargain purchase option, in which case, it is amortized over the asset’s useful life, and is included in depreciation expense.

Leases

We lease certain of our facilities under non-cancelable operating leases. These leases expire at various dates through 2066. Certain lease commitments contain fixed payment increases at predetermined intervals over the life of the lease, while other lease commitments are subject to escalation clauses of an amount equal to the increase in the cost of living based on the “Consumer Price Index—U.S. Cities Average—All Items for all Urban Consumers” published by the U.S. Department of Labor, or a substantially equivalent regional index. Lease expense is recognized on a straight-line basis over the life of the lease.

Leasehold improvements made at the inception of the lease or during the term of the lease are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease.

Long-Lived Asset Impairment

Long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows, including possible disposition, to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. Such reviews assess the fair value of the assets based upon estimates of future cash flows that the assets are expected to generate. We did not record any impairments on assets to be held and used in 2007, 2006 or 2005.

For a further discussion of impairments related to long-lived assets to be disposed of by sale, please refer to Note 17, “Discontinued Operations.”

Goodwill

Goodwill represents the excess purchase price over fair value of net assets acquired, which is not allocable to separately identifiable intangible assets.

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not amortized, but tested for impairment, at least annually. The review is conducted more frequently than annually if events or circumstances occur that warrant a review. In accordance with the provisions of SFAS No. 142, we have determined that we operate as one reporting unit.

We review our goodwill on October 1 of each year by applying a fair-value based test using the Adjusted Present Value method (“APV”) to indicate the fair value of our reporting unit. During 2007, we changed our annual impairment test date from December 31 to October 1, as this date provides additional time prior to our year-end of December 31 to complete the impairment testing and report the results of those tests in our annual report with the Securities and Exchange Commission on Form 10-K.

Under the APV method, future cash flows are based on recently prepared budget forecasts and business plans to estimate the future economic benefits that the reporting unit will generate. An estimate of the appropriate discount rate is utilized to convert the future economic benefits to their present value equivalent. Growth rates are calculated for five years based on management’s forecasted sales projections. The growth rates used for periods beyond five years are calculated based on regional U.S. Census Bureau data for population growth and the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. The discount rate applied to the future cash flows factors in an equity risk premium, small stock risk premium, a beta, and a risk-free rate. Market values for real estate are estimated based on information available on each piece of real estate, including historical outside appraisals obtained on the real estate and an estimate of market value based on various factors including property tax assessments, local and regional rent factors, or other information to determine fair market value.

The impairment test is a two step process. The first step identifies potential impairments by comparing the calculated fair value of a reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step includes determining the implied fair value through further market research. The implied fair value of goodwill is then compared with the carrying amount to determine if an impairment loss is recorded.

During 2007, 2006, and 2005, we concluded that there were no impairments to the carrying value of goodwill.

Other Identifiable Intangible Assets

Other identifiable intangible assets represent the franchise value of stores acquired since July 1, 2001, non-compete agreements and customer lists. Non-compete agreements are amortized using the straight-line method over the contractual life of the agreement and customer lists are amortized using the straight-line method over their estimated lives of approximately five years. Except for our non-compete agreements and customer lists, our identifiable intangible assets have indefinite useful lives. We determined that our franchise agreements have indefinite useful lives based on the following:

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

•	State dealership franchise laws typically limit the rights of the manufacturer to terminate or not renew a franchise;

•	We are not aware of any legislation or other factors that would materially change the retail automotive franchise system; and

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

Pursuant to SFAS No. 142, other identifiable intangible assets with indefinite useful lives are not amortized, but are tested for impairment, at least annually.

According to Emerging Issues Task Force (“EITF”) 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” we have concluded that the appropriate unit of accounting for determining franchise value is on an individual store basis.

We use an APV method to calculate the fair value of future cash flows associated with our franchise. Future cash flows are based on recently prepared forecasts and business plans to estimate the future economic benefits that the store will generate. We estimate the appropriate discount rate to convert the future economic benefits to their present value equivalent. Growth rates are calculated for five years based on management’s forecasted sales projections. The growth rates used for periods beyond five years are calculated based on regional U.S. Census Bureau population growth data and the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. The discount rate applied to the future cash flows factors in an equity risk premium, small stock risk premium, a beta and a risk-free rate.

During 2007, we recorded a $2.0 million impairment related to a Chevrolet, Ford and Hyundai franchise. Of this impairment, $0.1 million was related to the termination of a Hyundai franchise, and $1.9 million was related to the annual test for impairment under SFAS No. 142. There were no impairments to franchises in 2006 or 2005. A future decline in store performance, change in projected growth rates, other margin assumptions and changes in interest rates could result in a potential impairment of one or more of our franchises. At December 31, 2007 and 2006, intangible assets were $68.9 million and $69.1 million, respectively.

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

Advertising

We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Advertising expense, net of manufacturer cooperative advertising credits of $5.6 million, $6.0 million and $4.6 million, was $21.3 million, $20.1 million and $17.9 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109. Interpretation No. 48 applies to all tax positions accounted for under Statement No. 109. The interpretation applies to situations where the uncertainty is to the timing of the deduction, the amount of the deduction, or the validity of the deduction. We adopted the provisions of Interpretation No. 48 effective January 1, 2007. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Positions that meet this criterion should be measured using the largest benefit that is more than 50 percent likely to be realized. The necessary adjustment should be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle, if material. However, because of the immaterial nature of the adjustment, we have not presented this item separately on the face of the balance sheet.

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
15 States 2002 – 2006

Taxes Assessed by a Governmental Authority

We account for all taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (i.e., sales, use, value-added) on a net (excluded from revenues) basis.

Computation of Per Share Amounts

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts).

	2007			2006			2005
Year Ended December 31,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$25,984	19,530	$1.33	$40,319	19,485	$2.07	$55,393	19,175	$2.89
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	1,879	2,281	(0.05)	1,896	2,255	(0.12)	1,845	2,255	(0.21)
Stock options and unvested restricted stock	—	271	(0.02)	—	362	(0.04)	—	377	(0.06)

Diluted EPS
Income from continuing operations available to common stockholders	$27,863	22,082	$1.26	$42,215	22,102	$1.91	$57,238	21,807	$2.62

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		621			356			272

Concentrations of Risk

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base. Receivables from all manufacturers accounted for 19.7% and 17.2%, respectively, of total accounts receivable at December 31, 2007 and 2006. Included in the 19.7% is one manufacturer who accounted for 10.8% of the total accounts receivable balance at December 31, 2007. Included in the 17.2% is one manufacturer who accounted for 9.7% of the total accounts receivable balance at December 31, 2006.

In addition, in 2007, 2006 and 2005, 32.8%, 34.4% and 33.9%, respectively, of our total revenue was derived from the sale of new vehicles from two manufacturers. During 2007, approximately 62% of our new vehicle revenue was derived from domestic manufacturers. Any unusual event or economic slow-down in our domestic vehicle sales could significantly impact our revenue mix.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits. We generally are exposed to credit risk from balances on deposit in financial institutions in excess of the FDIC-insured limit.

Financial Instruments and Market Risks

The carrying amount of cash equivalents, contracts in transit, trade receivables, trade payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term nature and current market rates of these instruments.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

We have variable rate floor plan notes payable and other credit line borrowings that subject us to market risk exposure. At December 31, 2007 we had $635.6 million outstanding under such facilities at interest rates ranging from 5.75% to 6.60% per annum, $451.6 million of which was outstanding under our floorplan facilities. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall because we could refinance for a lower rate. Conversely, the fair value of fixed interest rate debt will decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows. We monitor our fixed rate debt regularly, refinancing debt that is materially above market rates, if permitted by its terms.

Based on open market trades, we determined that our $85.0 million of long-term convertible fixed interest rate debt had a fair market value of approximately $76.4 million and $81.2 million, respectively, at December 31, 2007 and 2006. In addition, at December 31, 2007 and 2006, respectively, we had $164.1 million and $133.9 million of other long-term fixed interest rate debt outstanding. Based on discounted cash flows, we have determined that the fair market value of this long-term fixed interest rate debt was approximately $167.8 million and $132.3 million, respectively, at December 31, 2007.

We are also subjected to credit risk and market risk by entering into interest rate swaps. See below and also Note 7. We minimize the credit or repayment risk on our derivative instruments by entering into transactions with institutions whose credit rating is Aa or higher.

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

Estimates are used in the calculation of certain reserves maintained for charge backs on estimated cancellations of service contracts, life, accident and disability insurance policies, and finance fees from customer financing contracts. We also use estimates in the calculation of various expenses, accruals and reserves including anticipated workers compensation premium expenses related to a retrospective cost policy, estimated uncollectible accounts and notes receivable, discretionary employee bonus, environmental matters, warranty claims for our used vehicles, gross profit on service work performed on vehicles in inventory, estimate of revenue recognition on discounts received on parts inventory and stock-based compensation. We also make certain estimates regarding the assessment of the recoverability of goodwill and other indefinite-lived intangible assets.

Revenue Recognition

Revenue from the sale of vehicles is recognized when a contract is signed by the customer, a preliminary bank agreement is obtained, and the delivery of the vehicles to the customer is made. Fleet sales of vehicles whereby we do not take possession of the vehicles are shown on a net basis in fleet and other revenue.

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

We also participate in future underwriting profit, pursuant to retrospective commission arrangements, recognized as income as earned.

Sales Returns

In connection with the implementation of our customer guarantees, we allow vehicles to be returned within three days or 500 miles of the date of purchase. We have estimated the amount of vehicle returns using historical experience. As of December 31, 2007 and 2006, our allowance for vehicle sales returns, including finance and insurance fees, totaled $4.0 million and $1.1 million of revenue, with gross profit of $0.2 million and $0.1 million, respectively. We allow for customer returns on sales of our parts inventory up to 30 days after the sale. Most parts returns generally occur within one to two weeks from the time of sale, and are not significant. At December 31, 2007 and 2006, our allowance for parts sales returns totaled $89,000 and $0, respectively.

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

Warranty

We offer a 60-day, 3000 mile limited warranty on the sale of retail used vehicles. We estimate our warranty liability based on the number of vehicles sold and an estimated claim cost per vehicle based on past experience. Each year, we analyze the warranty charges related to our used vehicle sales and update our per used vehicle warranty estimate. The estimated warranty is added to cost of sales upon sale of the related vehicle. At December 31, 2007 and 2006, accrued warranty totaled $144,000 and $215,000, respectively, and is included in other current liabilities on the consolidated balance sheets. A roll-forward of our warranty liability for the years ended December 31, 2007, 2006 and 2005 was as follows (in thousands):

Year Ended December 31,	2007	2006	2005
Balance, beginning of period	$215	$176	$198
Warranties issued	2,737	2,494	2,429
Reductions for warranty payments made	(2,808)	(3,025)	(2,434)
Adjustments and changes in estimates	—	570	(17)

Balance, end of period	$144	$215	$176

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

We adopted the modified prospective transition method as provided by SFAS No. 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing stock-based compensation. Under this method, the provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption, as well as to the unrecognized expense of awards not yet vested at the date of adoption. Such expense will be recognized as compensation expense in the periods after the date of adoption using the Black-Scholes valuation method over the remainder of the requisite service period. Our unearned compensation balance of $1.1 million as of December 31, 2005, which was accounted for under APB 25, was reclassified into our Class A common stock upon the adoption of SFAS No. 123R. The cumulative effect of the change in accounting principle from APB 25 to SFAS No. 123R was not material.

Disclosure of net income and earnings per share as if the fair value method prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation,” had been applied in measuring compensation expense in prior periods is as follows (in thousands, except per share amounts):

Year Ended December 31,	2005
Net income, as reported	$53,627
Add—Stock-based employee compensation expense included in reported net income, net of related tax effects	303
Deduct—total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,480)

Net income, pro forma	$51,450

Basic net income per share:
As reported	$2.80

Pro forma	$2.68

Diluted net income per share:
As reported	$2.54

Pro forma	$2.44

Segment Reporting

Based upon definitions contained within SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information,” an operating segment is a component of an enterprise:

•	that engages in business activities from which it may earn revenues and incur expenses;

•	whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and

•	for which discrete financial information is available.

We define the term ‘chief operating decision maker’ to be our executive management group. Currently, all operations are reviewed on a consolidated basis for budget and business plan performance by our executive team. Additionally, operational performance at the end of each reporting period is viewed in the aggregate by our management group. Any decisions related to changes in personnel, dispatching corporate employees to assist in operational improvement or training, or to allocate other company resources are made based on the combined results.

We believe that in addition to operating in one segment, our store locations exhibit similar economic characteristics by maintaining similar financial performance. Additional factors we consider include:

•	the nature of the products and services we offer;

•	the nature of the production processes we complete;

•	the type or class of customer for our products and services; and

•	the methods use to distribute our products and provide our services.

Based on these factors, we believe our stores possess similar economic characteristics, and would qualify for aggregation under SFAS No. 131 if they were determined to operate as separate segments. Therefore, we conclude that we operate as one segment, automotive retailing.

Reclassifications

Reclassifications related to discontinued operations were made to the prior period financial statements to conform to the current period presentation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” In addition, borrowings and repayments on our lines of credit, which had previously been presented net, were broken out separately on our consolidated statements of cash flows. Certain other immaterial reclassifications were also made to conform to the current period presentation.

(2)	Trade Receivables

Trade receivables consisted of the following (in thousands):

December 31,	2007	2006
Trade receivables	$13,234	$14,086
Vehicle receivables	23,878	25,427
Manufacturer receivables	21,514	20,446
Other	2,678	2,748

	61,304	62,707
Less: Allowances	(391)	(390)

Total receivables, net	$60,913	$62,317

Vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the customer.

(3)	Inventories and Related Notes Payable

The new and used vehicle inventory, collateralizing related notes payable, and other inventory were as follows (in thousands):

	2007		2006
December 31,	Inventory Cost	Notes Payable	Inventory Cost	Notes Payable
New and program vehicles	$432,718	$451,590	$466,703	$499,679
Used vehicles	136,239		103,857
Parts and accessories	32,802		32,746

	$601,759		$603,306

The inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floorplan notes payable are reflective of the gross cost of the vehicle. The floorplan notes payable, as shown in the above table, will generally also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability.

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

At December 31, 2007 and 2006, used vehicles and parts and accessories inventory were pledged to collateralize our working capital, acquisition and used vehicle flooring credit facility.

On November 30, 2006, General Motors (“GM”) completed the sale of a majority equity stake in GMAC to an investment consortium. Although GMAC continues to be the exclusive provider of GM financial products and services and continues to have the relationships with GM, a majority equity stake in GMAC has been sold to an independent third-party and GM has indicated in its public filings that it no longer controls the GMAC entity. As a result, we treat new vehicles financed by GMAC after the change in ownership control as floorplan notes payable: non-trade and related changes as a financing activity in our statements of cash flows. Vehicles financed prior to this change in control continue to be classified as floorplan notes payable: trade, with related changes reflected as operating activities in our statements of cash flows, since these GMAC vehicle financings occurred while GM retained control of GMAC as its captive finance subsidiary.

(4)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

December 31,	2007	2006
Buildings and improvements	$222,413	$187,747
Service equipment	41,077	34,424
Furniture, signs and fixtures	99,532	91,174

	363,022	313,345
Less accumulated depreciation – buildings	(20,628)	(15,953)
Less accumulated depreciation – equipment and other	(46,126)	(38,866)

	296,268	258,526
Land	148,086	148,773
Construction in progress, buildings	13,520	7,323
Construction in progress, other	3,872	2,481

	$461,746	$417,103

(5)	Goodwill and Other Intangible Assets

The roll-forward of goodwill was as follows (in thousands):

Year Ended December 31,	2007	2006
Balance, beginning of year	$307,424	$260,899
Goodwill acquired and post acquisition adjustments	12,608	47,169
Goodwill included in assets held for sale	(666)	(367)
Goodwill included in gain or loss on disposal of franchises and discontinued operations	(7,839)	(277)

Balance, end of year	$311,527	$307,424

The amount of goodwill assigned to a discontinued operation is generally determined based on the subject dealership’s fair value as measured by discounted cash flows as it relates to the discounted cash flows of the reporting unit.

At December 31, 2007 and 2006, other intangible assets included the value of franchise agreements, non-compete agreements and customer lists. The value attributed to franchise agreements has an indefinite useful life and non-compete agreements and customer lists are amortized on a straight-line basis over the life of the agreements, typically 3 to 5 years.

The gross amount of other intangible assets and the related accumulated amortization for non-compete agreements and customer lists were as follows (in thousands):

December 31,	2007	2006
Franchise value	$68,863	$68,936
Non-compete agreements and customer lists	135	139
Accumulated amortization	(52)	(21)

Net non-compete agreements and customer lists	83	118

Total other intangible assets, net	$68,946	$69,054

Amortization expense related to the non-compete agreements and customer lists is not material.

(6)	Trade Payables

Trade payables consisted of the following (in thousands):

December 31,	2007	2006
Trade payables	$11,976	$12,510
Lien payables	14,005	13,388
Manufacturer payables	6,119	7,324
Other	6,615	6,572

Total trade payables	$38,715	$39,794

Lien payables represent amounts owed to financial institutions for customer vehicle trade-ins.

(7)	Derivative Financial Instruments

We have entered into interest rate swaps to manage the variability of our interest rate exposure, thus fixing a portion of our interest expense in a rising or falling rate environment. All of our interest rate swaps were designated as cash flow hedging instruments at December 31, 2006, and we anticipate that our interest rate swaps will continue to qualify for hedge accounting in the future. Accordingly, the changes in fair value of the interest rate swaps below will be reflected as a component of accumulated other comprehensive income in the equity section of our balance sheet in future periods. However, during 2006 and 2005, the changes in market value of the interest rate swaps were included in floorplan interest expense as gains (losses) of $(1.9) million and $4.1 million, respectively. Although the swaps did not qualify for hedge accounting during 2006 or 2005, they did serve to economically hedge interest costs.

On a quarterly basis, we test the effectiveness of our hedges both retrospectively and prospectively using regression analysis. Ineffectiveness occurs when the amount of change in fair market value of the swap from designation to current period end outperforms the change in fair market value of the perfectly effective hypothetical derivative from designation to current period end. The following information is documented on a quarterly basis: 1) whether or not it remains probable that we will continue to have debt outstanding under the underlying debt agreement, or any replacement debt of at least the notional amount of the swap; 2) the actual notional amount of the underlying debt; 3) the current variable rate index on the underlying debt; 4) the current reset date on the underlying debt; and 5) the derivative counterparty credit quality, which includes documentation of any degradation and its impact on derivative asset values. Any ineffectiveness will be reflected in floorplan interest expense in our statement of operations in the period in which it occurs. During 2007, we recorded $73,000 of ineffectiveness in our statement of operations.

We have effectively changed the variable-rate cash flow exposure on a portion of our flooring debt to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps.

We do not enter into derivative instruments for any purpose other than to manage interest rate exposure. That is, we do not engage in interest rate speculation using derivative instruments.

As of December 31, 2007, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•	effective January 26, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.265% per annum, variable rate adjusted on the 26th of each month;

•	effective February 18, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.30% per annum, variable rate adjusted on the 1st and 16th of each month;

•	effective November 18, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.65% per annum, variable rate adjusted on the 1st and 16th of each month;

•	effective November 26, 2003 – a five year, $25 million interest rate swap at a fixed rate of 3.63% per annum, variable rate adjusted on the 26th of each month;

•	effective March 9, 2004 – a five year, $25 million interest rate swap at a fixed rate of 3.25% per annum, variable rate adjusted on the 1st and 16th of each month;

•	effective March 18, 2004 – a five year, $25 million interest rate swap at a fixed rate of 3.10% per annum, variable rate adjusted on the 1st and 16th of each month;

•	effective June 16, 2006 – a ten year, $25 million interest rate swap at a fixed rate of 5.587% per annum, variable rate adjusted on the 1st and 16th of each month; and

•	effective January 26, 2008 – a five-year, $25 million interest rate swap at a fixed rate of 4.495% per annum, variable rate adjusted on the 26th of each month.

We earn interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2007 was 4.6% per annum as reported in the Wall Street Journal.

The fair value of our interest rate swap agreements represents the estimated receipts or (payments) that would be made to terminate the agreements. At December 31, 2007 and 2006, the fair values of all of our agreements totaled $(1.7) million and $3.4 million, respectively.

At December 31, 2006, the deferred gain of $3.4 million was recorded as other current and long-term assets on our consolidated balance sheets. During 2006 and 2005, the periodic changes in the fair values were recorded currently as a component of floorplan interest expense. The difference between interest earned and the interest obligation results in a monthly settlement, which was also recorded currently in the statement of operations as a component of floorplan interest expense.

At December 31, 2007, the deferred loss of $1.7 million was recorded as other current and long-term liabilities on our consolidated balance sheets. During 2007, we received $2.8 million in settlements related to the $3.4 million deferred gain at December 31, 2006. The ending balance after settlements was $0.6 million of deferred gain. However, due to changing interest rates, the fair value of these agreements was a deferred loss of $1.7 million. The resulting change in fair value of $2.3 million was recorded in accumulated other comprehensive loss, net of tax.

(8)	Lines of Credit and Long-Term Debt

Lines of Credit

We have a working capital, acquisition and used vehicle credit facility with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“Chrysler Financial”) and Toyota Motor Credit Corporation (“TMCC”), totaling up to $225 million (the “Credit Facility”), which expires August 31, 2009. See Note 19 for a discussion of amendments to this Credit Facility in February 2008. Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property and other intangible personal property. Capital stock and other equity interests of our subsidiary stores and certain other subsidiaries are excluded. The lenders’ security interest in new vehicle inventory is subordinated to the interests of floorplan financing lenders, including Chrysler Financial and TMCC. The agreement for this facility provides for events of default that include nonpayment, breach of covenants, a change of control and certain cross-defaults with other indebtedness. In the event of a default, the agreement provides that the lenders may declare the entire principal balance immediately due, foreclose on collateral and increase the applicable interest rate to the revolving loan rate plus 3 percent, among other remedies.

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

Chrysler Financial, Ford Motor Credit Company, GMAC LLC, VW Credit, Inc. and BMW Financial Services NA, LLC have agreed to floor new vehicles for their respective brands. Chrysler Financial and TMCC serve as the primary lenders for all other brands. The new vehicle lines are secured by new vehicle inventory of the stores financed by that lender. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity.

On November 30, 2006, General Motors (“GM”) completed the sale of a majority equity stake in GMAC to an investment consortium. Although GMAC will continue to be the exclusive provider of GM financial products and services and continues to have the relationships with GM, a majority equity stake in GMAC has been sold to an independent third-party and GM has indicated in its public filings that it no longer controls the GMAC entity. As a result, we are treating new vehicles financed by GMAC after the change in ownership control as floorplan notes payable: non-trade and related changes as a financing activity in our statements of cash flows. Vehicles financed prior to this change in control will continue to be classified as floorplan notes payable: trade, with related changes reflected as operating activities in our statements of cash flows, since these GMAC vehicle financings occurred while GM retained control of GMAC as its captive finance subsidiary.

Interest rates on all of the above facilities ranged from 5.75% to 6.60% at December 31, 2007. Amounts outstanding on the lines at December 31, 2007, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at December 31, 2007	Remaining Availability as of December 31, 2007
New and program vehicle lines	$451,590	$—	(1)
Working capital, acquisition and used vehicle line	184,000	40,601	(2)(3)

	$635,590	$40,601

(1)	There are no formal limits on the new and program vehicle lines with certain lenders.
(2)	Reduced by $399,000 for outstanding letters of credit.
(3)	As discussed in footnote 19, the availability under the line of credit was increased subsequent to December 31, 2007.

Senior Subordinated Convertible Notes

We also have outstanding $85.0 million of 2.875% senior subordinated convertible notes due 2014. In addition to the note interest rate, we will also pay contingent interest on the notes during any six-month period beginning with the period commencing on May 1, 2009, in which the trading price of the notes for a specified period of time equals or exceeds 120% of the principal amount of the notes. The notes are convertible into shares of our Class A common stock at a price of $37.24 per share upon the satisfaction of certain conditions and upon the occurrence of certain events as follows:

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

A declaration and payment of a dividend in excess of $0.08 per share per quarter will result in additional adjustments in the conversion rate for the notes if such cumulative adjustment exceeds 1% of the current conversion rate. The conversion rate per $1,000 of notes was 26.8556 at December 31, 2007. See also Note 19, Subsequent Events, for a discussion regarding a change in the conversion rate in January 2008.

The notes are redeemable at our option beginning May 6, 2009 at the redemption price of 100% of the principal amount plus any accrued interest. The holders of the notes can require us to repurchase all or some of the notes on May 1, 2009 or upon certain events constituting a fundamental change or a termination of trading. A fundamental change is any transaction or event in which all or substantially all of our common stock is exchanged for, converted into, acquired for, or constitutes solely the right to receive, consideration that is not all, or substantially all, common stock that is listed on, or immediately after the transaction or event, will be listed on, a United States national securities exchange. A termination of trading will have occurred if our common stock is not listed for trading on a national securities exchange.

Summary

Long-term debt consisted of the following (in thousands):

December 31,	2007	2006
Variable Rate Debt:
Working capital, acquisition and used vehicle floorplan line of credit, expiring August 31, 2009	$184,000	$144,000
Mortgages payable in monthly installments of $300, including interest between 6.4% and 7.9%, maturing through March 2024; secured by land and buildings	31,109	42,437
Notes payable in monthly installments of $28, including interest between 0.0% and 8.2%, maturing at various dates through 2008; secured by vehicles leased to others	4,646	3,540
Note payable related to acquisitions	—	20

Total Variable Rate Debt	219,755	189,997
Fixed Rate Debt:
2.875% senior subordinated convertible notes, due May 2014 with interest due semi-annually in May and November of each year	85,000	85,000
Mortgages payable in monthly installments of $1,200, including interest between 4.0% and 8.2%, maturing through September 2027; secured by land and buildings	156,359	126,146
Notes payable related to acquisitions, with interest rates between 4.0% and 5.0%, maturing at various dates through May 2018	6,941	7,213
Capital lease obligations, net of interest of $148, with monthly lease payments of $23	767	584

Total Fixed Rate Debt	249,067	218,943

Total Long-Term Debt	468,822	408,940
Less current maturities	(13,327)	(16,557)

	$455,495	$392,383

The schedule of future principal payments on long-term debt as of December 31, 2007 was as follows (in thousands):

Year Ending December 31,
2008	$13,327
2009	217,480
2010	32,631
2011	23,431
2012	12,551
Thereafter	169,402

Total principal payments	$468,822

As discussed in footnote 19, the maturity date of the line of credit facility was extended by one year subsequent to December 31, 2007.

(9)	Stockholders’ Equity

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

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through December 31, 2007, we have purchased a total of 479,731 shares under this program, of which 222,900 were purchased during 2007. We may continue to repurchase shares from time to time in the future as conditions warrant.

(10)	Income Taxes

Income tax expense from continuing operations was as follows (in thousands):

Year Ended December 31,	2007	2006	2005
Current:
Federal	$3,963	$17,187	$25,406
State	657	2,242	3,632

	4,620	19,429	29,038

Deferred:
Federal	11,443	5,198	5,454
State	1,346	731	733

	12,789	5,929	6,187

Total	$17,409	$25,358	$35,225

At December 31, 2007 and 2006, we had income taxes receivable totaling $3.5 million and taxes payable totaling $0.6 million, respectively.

Individually significant components of the deferred tax assets and liabilities are presented below (in thousands):

December 31,	2007	2006
Deferred tax assets:
Deferred revenue and cancellation reserves	$6,510	$6,336
Allowance and accruals	7,308	6,124

Total deferred tax assets	13,818	12,460

Deferred tax liabilities:
Inventories	(5,292)	(4,553)
Interest expense	(7,765)	(2,961)
Goodwill	(40,301)	(35,140)
Property and equipment, principally due to differences in depreciation	(20,150)	(17,550)
Prepaids and property taxes	(1,824)	(1,191)

Total deferred tax liabilities	(75,332)	(61,395)

Total	$(61,514)	$(48,935)

In 2007, 2006 and 2005, income tax benefits attributable to employee stock option transactions of $283,000, $382,000 and $584,000, respectively, were allocated to stockholders’ equity.

The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax expense from continuing operations for 2007, 2006 and 2005 is shown in the following tabulation (in thousands):

Year Ended December 31,	2007	2006	2005
Computed “expected” tax expense	$15,187	$22,987	$31,708
State taxes, net of federal income tax benefit	1,305	2,015	2,919
Other	917	356	598

Income tax expense	$17,409	$25,358	$35,225

We did not have any unrecognized tax benefits at either January 1, 2007 or December 31, 2007. No interest and penalties were included in our results of operations during 2007, and we had no accrued interest and penalties at December 31, 2007.

(11)	401(k) Profit Sharing Plan

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $1.3 million, $1.2 million and $1.8 million were recognized for the years ended December 31, 2007, 2006 and 2005, respectively. Employees may contribute to the plan as they meet certain eligibility requirements.

(12)	Stock Incentive Plans

2003 Stock Incentive Plan

Our 2003 Stock Incentive Plan (the “2003 Plan”) allows for the granting of up to a total of 2.2 million nonqualified stock options and shares of restricted stock to our officers, key employees and consultants. We also have options outstanding and exercisable pursuant to their original terms pursuant to prior plans. Options canceled under prior plans do not return to the pool of options available for grant under the 2003 plan. All of our option plans are administered by the Compensation Committee of the Board and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control. Options become exercisable over a period of up to five years from the date of grant with expiration dates up to ten years from the date of grant and at exercise prices of not less than market value, as determined by the Board. Beginning in 2004, the expiration date of options granted was reduced to six years. At December 31, 2007, 2,315,058 shares of Class A common stock were reserved for issuance under the plans, of which 1,066,143 were available for future grant.

Activity under our stock incentive plans was as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Balance, December 31, 2006	1,228,157	$20.23
Granted	108,000	28.34
Forfeited	(18,812)	27.90
Expired	(11,405)	28.96
Exercised	(57,025)	11.29

Balance, December 31, 2007	1,248,915	$21.14

	Non-Vested Stock Grants	Weighted Average Grant Date Fair Value
Balance, December 31, 2006	103,203	$30.01
Granted	66,421	28.24
Vested	(5,600)	27.13
Forfeited	(18,357)	29.55

Balance, December 31, 2007	145,667	$29.37

Certain information regarding options outstanding as of December 31, 2007 was as follows:

	Options Outstanding	Options Exercisable
Number	1,248,915	757,445
Weighted average per share exercise price	$21.14	$15.84
Aggregate intrinsic value	$0.9 million	$0.9 million
Weighted average remaining contractual term	3.3 years	3.3 years

As of December 31, 2007, unrecognized stock-based compensation related to outstanding, but unvested stock option and stock awards was $4.3 million, which will be recognized over the weighted average remaining vesting period of 2.5 years.

1998 Employee Stock Purchase Plan

In 1998, the Board of Directors and the stockholders approved the implementation of an Employee Stock Purchase Plan (the “Purchase Plan”), and, as amended in May 2006, have reserved a total of 2.45 million shares of Class A common stock for issuance thereunder. The Purchase Plan expires December 31, 2012. The Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board. Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock up to $25,000 of fair market value of our Class A common stock annually. Prior to April 1, 2005, the purchase price for shares purchased under the Purchase Plan was 85% of the lesser of the fair market value at the beginning or end of the purchase period. Beginning April 1, 2005, the purchase price is equal to 85% of the fair market value at the end of the purchase period. During 2007, a total of 291,379 shares were purchased under the Purchase Plan at a weighted average price of $20.10 per share, which represented a weighted average discount from the fair market value of $3.53 per share. As of December 31, 2007, 465,221 shares remained available for purchase under the Purchase Plan.

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

Compensation expense related to stock options is valued using the Black-Scholes valuation model with following assumptions:

Year Ended December 31,	2007	2006	2005
Employee Stock Purchase Plan(1)
Risk-free interest rates	—	—	2.32%
Dividend yield	—	—	1.23%
Expected lives	—	—	3 months
Volatility	—	—	28.18%
Discount for post vesting restrictions	—	—	0.0%

Option Plans
Risk-free interest rates(2)	4.55%	4.77%	3.58% - 3.71%
Dividend yield(3)	1.98%	1.51%	1.16% - 1.20%
Expected term(4)	5.8 years	4.7 - 5.3 years	5.4 years
Volatility(5)	33.53%	35.31%	41.92% - 42.04%
Discount for post vesting restrictions	0.0%	0.0%	0.0%

(1)	There are no values for the employee stock purchase plan for 2007 or 2006 since there is no longer a look-back period and the related compensation cost is equal to the intrinsic value of the 15% discount on the day of purchase.
(2)	The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.
(3)	The dividend yield is calculated as a ratio of annualized expected dividend per share to the market value of our common stock on the date of grant.
(4)	The expected term is calculated based on the observed and expected time to post-vesting exercise behavior of separate identifiable employee groups.
(5)	The expected volatility is estimated based on a weighted average of historical volatility of our common stock.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2007	2006	2005
Weighted average grant-date per share fair value of share options granted	$9.26	$10.93	$10.69
Per share intrinsic value of non-vested stock granted	28.24	31.73	27.54
Weighted average per share discount for compensation expense recognized under the Purchase Plan	2.92	4.37	4.69
Total intrinsic value of share options exercised	0.9 million	1.1 million	2.6 million
Fair value of non-vested shares that vested during the period	152,000	142,000	86,000
Stock-based compensation recognized in results of operations (all as a component of selling, general and administrative expense)	3.4 million	3.5 million	490,000
Tax benefit recognized in statement of operations	769,000	714,000	187,000
Cash received from options exercised and shares purchased under all share-based arrangements	6.5 million	6.8 million	8.0 million
Tax deduction realized related to stock options exercised	314,000	424,000	707,000

Prior to the adoption of SFAS No. 123R, excess tax benefits realized upon the exercise of stock options were classified as an operating activity in our statements of cash flows. SFAS No. 123R requires that these excess tax benefits be reclassified in the statements of cash flows as a cash flow from financing activities.

(13)	Dividend Payments

For the period January 1, 2005 through December 31, 2007, we declared and paid dividends as follows:

Quarter related to:	Dividend amount per share	Total amount of dividend (in thousands)
2004
Fourth quarter	$0.08	$1,528

2005
First quarter	$0.08	$1,536
Second quarter	0.12	2,312
Third quarter	0.12	2,322
Fourth quarter	0.12	2,338

2006
First quarter	$0.12	$2,354
Second quarter	0.14	2,754
Third quarter	0.14	2,738
Fourth quarter	0.14	2,745

2007
First quarter	$0.14	$2,749
Second quarter	0.14	2,762
Third quarter	0.14	2,762

See also Note 19 for information regarding the declaration and payment of a dividend related to the fourth quarter of 2007.

(14)	Commitments and Contingencies

Leases

The minimum lease payments under our operating leases after December 31, 2007 were as follows (in thousands):

Year Ending December 31,
2008	$23,737
2009	19,819
2010	16,606
2011	13,693
2012	11,443
Thereafter	86,490

Total minimum lease payments	171,788
Less: sublease rentals	(1,388)

$170,400

Rental expense, net of rent income, for all operating leases was $21.8 million, $18.8 million and $16.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts are included as a component of selling, general and administrative expenses in our statements of operations.

Primarily in connection with dispositions of dealerships, we occasionally assign or sublet our interests in any real property leases associated with such dealerships to the purchaser. We often retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform, whether such performance is required prior to or following the assignment of subletting of the lease. Additionally, we generally remain subject to the terms of any guarantees made by us in connection with such leases. However, we generally have indemnification rights against the assignee or sublessee in the event of non-performance, as well as certain other defenses. We may also be called upon to perform other obligations under these leases, such as environmental remediation of the premises or repairs upon termination of the lease. Although we currently have no reason to believe that we will be called upon to perform any such services, there can be no assurance that any future performance required by us under these leases will not have a material adverse effect on our financial condition or results of operations. Lease rental payments under assigned or sublet leases for their remaining terms totaled approximately $3.9 million at December 31, 2007.

Certain of our facilities where a lease obligation still exists have been vacated for a variety of business reasons. In these instances, we make efforts to find qualified tenants to sublease the facilities and assume financial responsibility. However, due to the specific nature and size of the facilities used in our dealership, tenants are not always available. In light of this, reserves have been accrued pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” to offset our potential future lease obligations. These amounts were not material to our consolidated statements of operations during 2007, 2006 or 2005 and the amount accrued at December 31, 2007 and 2006 was not material.

Capital Commitments

We had capital commitments of $44.5 million at December 31, 2007 for the construction of five new facilities, an addition to one existing facility and one remodel. Of the new facilities, four are replacing existing facilities. We already incurred $8.1 million for these projects and anticipate incurring $31.0 million in 2008 and $13.5 million in 2009 for these commitments.

Charge-Backs for Various Contracts

We have recorded a reserve for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. At December 31, 2007, this reserve totaled $15.5 million. Based on past experience, we estimate that the $15.5 million will be paid out as follows: $9.4 million in 2008; $4.1 million in 2009; $1.5 million in 2010; $0.4 million in 2011; and $0.1 million thereafter.

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

Phillips/Allen Cases

On November 25, 2003, Aimee Phillips filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 03-3109-HO) against Lithia Motors, Inc. and two of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon Unfair Trade Practices Act (“UTPA”) and common law fraud. Ms. Phillips seeks damages, attorney's fees and injunctive relief. Ms. Phillips' complaint stems from her purchase of a Toyota Tacoma pick-up truck on July 6, 2002. On May 14, 2004, we filed an answer to Ms. Phillips' Complaint. This case was consolidated with the Allen case described below and has a similar current procedural status.

On April 28, 2004, Robert Allen and 29 other plaintiffs (“Allen Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 04-3032-HO) against Lithia Motors, Inc. and three of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon UTPA and common law fraud. The Allen Plaintiffs seek damages, attorney's fees and injunctive relief. The Allen Plaintiffs' Complaint stems from vehicle purchases made at Lithia stores between July 2000 and April 2001. On August 27, 2004, we filed a Motion to Dismiss the Complaint. On May 26, 2005, the Court entered an Order granting Defendants' Motion to Dismiss plaintiffs' state and federal RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over plaintiffs' UTPA and fraud claims. Plaintiffs filed a Motion to Reconsider the dismissal Order. On August 23, 2005, the Court granted Plaintiffs' Motion for Reconsideration and permitted the filing of a Second Amended Complaint (“SAC”). On September 21, 2005, the Allen Plaintiffs, along with Ms. Phillips, filed the SAC. In this complaint, the Allen plaintiffs seek actual damages that total less than $500,000, trebled, approximately $3.0 million in mental distress claims, trebled, punitive damages of $15.0 million, attorney's fees and injunctive relief. The SAC added as defendants certain officers and employees of Lithia. In addition, the SAC added a claim for relief based on the Truth in Lending Act (“TILA”). On November 14, 2005 we filed a second Motion to Dismiss the Complaint and a Motion to Compel Arbitration. In two subsequent rulings, the Court has dismissed all claims except those under Oregon's Unfair Trade Practices Act and a single fraud claim for a named individual. We believe the actions of the court have significantly narrowed the claims and potential damages sought by the plaintiffs. Lithia's motion to Compel Arbitration of Plaintiff's remaining claims was denied. We have filed a Notice of Appeal relating to the denial of our Motion to Compel Arbitration. This appeal is currently pending before the Ninth Circuit Court of Appeals (No. 07-35670). We filed a motion to stay this litigation pending resolution of the appeal.

On September 23, 2005, Maria Anabel Aripe and 19 other plaintiffs (“Aripe Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 05-3083-HO) against Lithia Motors, Inc., 12 of its wholly-owned subsidiaries and certain officers and employees of Lithia, alleging violations of state and federal RICO laws, the Oregon UTPA, common law fraud and TILA. The Aripe Plaintiffs seek actual damages of less than $600,000, trebled, approximately $3.7 million in mental distress claims, trebled, punitive damages of $12.6 million, attorney's fees and injunctive relief. The Aripe Plaintiffs' Complaint stems from vehicle purchases made at Lithia stores between May 2001 and August 2005 and is substantially similar to the allegations made in the Allen case. On April 18, 2006, the Court stayed the proceedings in the Aripe case, pending resolution of certain motions in the Allen case. The relevant motions in the Allen case have now been resolved, and we anticipate that the stay in the Aripe case will soon be lifted.

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against the company (Durham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs' request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. We have filed a motion requesting reconsideration of this class certification. There has been no ruling on any of the merits of the claim, which will primarily turn on whether these employees or some of these employees are exempt from the applicable state law that provides for the payment of overtime under certain circumstances.

Alaska Used Vehicles Sales Disclosures

On May 30, 2006, four of our wholly owned subsidiaries located in Alaska were served with a lawsuit alleging that the stores failed to comply with Alaska law relating to various disclosures required to be made during the sale of a used vehicle. The complaint was filed by Jackie Lee Neese, et al. v. Lithia Chrysler Jeep of Anchorage, Inc., et al. in the Superior Court for the State of Alaska at Anchorage, case number 3AN-06-04815CI. The complainants seek to represent other similarly situated customers. The court has not certified the suit as a class action. During the pendency of the Neese case, the State of Alaska brought charges against Lithia’s subsidiaries alleging the same factual allegations, and also alleging violations related to the practice of charging document fees. We settled the State action which we believe resolves the disputes. However, the plaintiffs in the private action moved to intervene in the State of Alaska matter, and they also filed a second putative class action lawsuit, Jackie Lee Neese, et al, v. Lithia Chrysler Jeep of Anchorage, Inc., case number 3AN-06-13341CI, related to the document fee claims identified in the State of Alaska’s complaint. The second Neese lawsuit was consolidated with the first case. The court denied the plaintiffs’ request to intervene in the State of Alaska matter and the plaintiffs have filed an appeal with the Alaska Supreme Court challenging that denial. The trial court dismissed two of the stores involved in the first lawsuit because none of the named plaintiffs had purchased any vehicles from the two stores. The plaintiffs have also appealed that dismissal to the Alaska Supreme Court. Both the private lawsuits, as well as the implementation of the settlement with the State of Alaska, have been stayed pending a ruling in the appeal of the State of Alaska case.

Washington State B&O Tax Suit

On October 19, 2005, Marcia Johnson and Theron Johnson (the “Johnsons”), on their own behalf and on behalf of a proposed plaintiff class of all other similarly situated individuals and entities, filed suit in the Superior Court for the State of Washington, Spokane County (Case No. 05205059-9). The Johnsons sued Lithia Motors, Inc., and one of Lithia’s wholly-owned subsidiaries, individually and as representatives of a proposed defendant class of other motor vehicle dealers, asking for an award of declaratory and injunctive relief, and damages, based on defendants’ allegedly illegal practice of itemizing and collecting the Washington State Business and Occupation Tax (“B&O Tax”) from customers buying vehicles from defendants.

The allegations in the Johnson case involve legal issues similar to those that were litigated in the case of Nelson vs. Appleway Chevrolet, Inc. (the “Nelson case”). By agreement of the parties, the Johnson case was stayed while the Nelson case, which had been filed in 2004, was appealed to the Washington State Supreme Court.

In April 2007, the Washington Supreme Court upheld the lower court decisions in favor of the plaintiffs in the Nelson case. The decision was based on the Appleway dealer’s practice of adding a B&O tax charge to a vehicle’s purchase price after the customer and the dealer reached agreement on the vehicle’s price.

Because Lithia’s subsidiary negotiated with the Johnsons over a proposed B&O tax charge before reaching agreement with the Johnsons on a purchase price for the Johnsons’ new vehicle, Lithia and its subsidiary believe the subsidiary’s actions are permissible under the law as established by the Supreme Court’s decision in the Nelson case. They moved for summary judgment based on the Washington Supreme Court’s decision in the Nelson case.

Shortly after the filing of that motion, the Johnsons filed an amended complaint. They added an allegation that the defendants’ actions also violated Washington’s Consumer Protection Act, and requested an award of treble damages up to $10,000 for each alleged violation of the Act.

The Johnsons then cross-moved for partial summary judgment, contending that the Supreme Court’s decision in the Nelson case established that Lithia and its subsidiary had violated Washington’s tax and Consumer Protection Act laws. After hearing oral argument on the motions, the trial court judge, on October 12, 2007, issued an oral ruling in favor of the Johnsons and against the Lithia subsidiary. The court denied Lithia’s and its subsidiary’s summary judgment motion. The court entered its written order to that effect on November 9, 2007.

Lithia and its subsidiary asked the trial court to certify its order as a final judgment. After the trial court denied their request, Lithia and its subsidiary petitioned the Washington Court of Appeals for discretionary review of the summary judgment decision. A court commissioner denied the petition on February 13, 2008. Lithia and its subsidiary have filed a motion requesting the appellate court to modify the commissioner’s ruling and accept review.

At the same time that Lithia and its subsidiary have sought appellate review of the summary judgment order, the trial court proceedings have been ongoing. Although the parties have begun discovery and agreed upon a litigation schedule, the court has not yet been requested to certify a plaintiff or defendant class.

Lithia and its subsidiary believe the Supreme Court’s decision in the Nelson case establishes that the subsidiary’s practice was permissible under Washington tax law. Accordingly, Lithia and its subsidiary believe the decision rendered by the trial court judge will be overturned by the appellate court, although no assurances of this outcome can be provided. We do not believe that the ultimate resolution of the case will have a material adverse impact on our consolidated financial statements.

We intend to vigorously defend all matters noted above and management believes that the likelihood of a judgment for the amount of damages sought in any of the cases is remote.

(15)	Related Party Transactions

Mark DeBoer Construction

During 2005, we paid Mark DeBoer Construction, Inc. $0.8 million for remodeling certain of our facilities. Mark DeBoer is the son of Sidney B. DeBoer, our Chairman and Chief Executive Officer. These amounts included $162,000 paid for subcontractors and materials, $102,000 for permits, licenses, travel and various miscellaneous fees and $0.5 million for contractor fees. We believe the amounts paid were fair in comparison with fees negotiated with independent third parties and all significant transactions were reviewed and approved by our independent audit committee. Commencing January 1, 2006, Mark DeBoer became a full-time employee of Lithia with the title of Vice President Real Estate.

(16)	Acquisitions

The following acquisitions were made in 2007:

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

The above acquisitions were all accounted for under the purchase method of accounting. Unaudited pro forma results of operations assuming all of the above acquisitions occurred as of January 1, 2006 were as follows (in thousands, except per share amounts).

Year Ended December 31,	2007	2006
Total revenues	$3,239,820	$3,397,944
Net income	21,359	36,074
Basic earnings per share	1.09	1.85
Diluted earnings per share	1.05	1.72

The Volkswagen/Audi store in Boise, Idaho was acquired through an exchange with Peterson Motor Company in which we traded a Chevrolet store and, in addition to the Volkswagen/Audi store, received $1.6 million in cash.

There are no future contingent payouts related to the 2007 or 2006 acquisitions and no portion of the purchase price was paid with our equity securities. During 2007, we acquired the five stores and the Jeep franchise discussed above for $17.1 million in cash and value of exchanged franchise, which included $10.3 million of goodwill and $4.2 million of other, primarily indefinite lived, intangible assets.

During 2006, we acquired the 13 stores discussed above for $105.5 million, which included $47.2 million of goodwill and $20.1 million of other intangible assets.

In addition, we acquired new vehicle inventory and associated floorplan debt in the amount of $14.8 million and $48.4 million in connection with the 2007 and 2006 acquisitions, respectively. The purchase price for the balance of the assets acquired in 2007 and 2006 was funded by borrowings.

Within one year from the purchase date of each store, we may update the value allocated to our purchased assets and the resulting goodwill balances as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase in accordance with SFAS No. 141, “Business Combinations.” All of the goodwill from the above acquisitions is expected to be deductible for tax purposes.

(17)	Discontinued Operations

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

During 2007, we added three stores and one body shop to those classified as discontinued operations. In the third quarter of 2007, we disposed of two of those stores and the body shop. As of December 31, 2007, we had three stores held for sale. During 2006, we disposed of two of our stores that were held for sale at December 31, 2005 and classified two additional stores as discontinued operations, which were held for sale at December 31, 2006. During 2005, we sold a building we had held for sale at December 31, 2004, sold one store and classified two additional stores as discontinued operations, which were held for sale at December 31, 2005.

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2007	2006	2005
Revenue	$112,853	$183,002	$262,936

Pre-tax loss from discontinued operations	$(1,886)	$(4,050)	$(2,951)
Net gain (loss) on disposal activities	(3,874)	(911)	27

	(5,760)	(4,961)	(2,924)
Income tax benefit	1,325	1,946	1,158

Loss from discontinued operations, net of income taxes	$(4,435)	$(3,015)	$(1,766)

Amount of goodwill and other intangible assets disposed of	$8,722	$3,552	$4,406

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

Assets held for sale included the following (in thousands):

December 31,	2007	2006
Inventories	$12,550	$11,594
Property, plant and equipment	10,459	2,949
Goodwill and other intangible assets	798	942

	$23,807	$15,485

Liabilities held for sale included the following (in thousands):

December 31,	2007	2006
Floorplan notes payable	$10,391	$9,605
Real estate debt	7,466	2,005

	$17,857	$11,610

(18)	Recent Accounting Pronouncements

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

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, sets out a framework for measuring fair value and requires additional disclosures about fair-value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities. The effective date for non-financial assets and liabilities that are not required or permitted to be recognized or disclosed at fair value on a recurring basis has been deferred to fiscal years beginning after November 15, 2008. We do not believe that the adoption of SFAS No. 157 will have a material impact on our financial position, cash flows, and results of operations as it relates to financial assets and liabilities.

SFAS No. 141R

In December 2007, the FASB issued SFAS No. 141R “Business Combinations,” which establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination, recognizing assets acquired and liabilities assumed arising from contingencies, and determining what information to disclose to enable users of the financial statement to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. We are still evaluating the effects that the adoption of SFAS No. 141R will have on our financial position, cash flows, and results of operations.

SFAS No. 160

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, commonly referred to as minority interest. Among other matters, SFAS No. 160 requires (a) the noncontrolling interest be reported within equity in the balance sheet and (b) the amount of consolidated net income attributable to the parent and to the noncontrolling interest to be clearly presented in the statement of income. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. SFAS No. 160 is to be applied prospectively, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The adoption of SFAS No. 160 will not impact our consolidated financial statements as we do not have any minority interests in our subsidiaries.

(19)	Subsequent Events

Dividend

On January 2, 2008, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.14 per share for the fourth quarter of 2007. The dividend, which totaled approximately $2.8 million, was paid on January 30, 2008 to shareholders of record on January 16, 2008.

On April 1, 2008, our Board of Directors approved a dividend on our Class A and Class B common stock of $0.14 per share for the first quarter of 2008. The dividend will be paid on April 29, 2008 to shareholders of record on April 15, 2008.

Subordinated Note Conversion Rate

The January 2008 dividend payment resulted in an adjustment to the conversion rate of our subordinated note as it resulted in the cumulative adjustment exceeding 1% of the current conversion rate. The conversion rate per $1,000 of notes was adjusted to 27.1914 from 26.8556 and the conversion price was adjusted to $36.78 from $37.24.

Credit Facility Amendments

In the first quarter of 2008, we executed amendments to our $225 million Credit Facility, providing an increase of $75 million in available credit, for a total amount of up to $300 million, and adjustments to certain financial covenants. Also, we received a one year extension on the maturity date; the Credit Facility now expires on August 31, 2010.