Form 10-Q
period 2008-03-31
LITHIA MOTORS INC
filed 2008-05-12
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	16,273,842
Class B common stock without par value	3,762,231
(Class)	(Outstanding at May 8, 2008)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$27,855	$21,665
Contracts in transit	42,567	48,474
Trade receivables, net of allowance for doubtful accounts of $391 and $391	59,807	60,913
Inventories, net	640,480	601,759
Vehicles leased to others, current portion	9,338	9,498
Prepaid expenses and other	14,555	10,647
Deferred income taxes	1,967	1,775
Assets held for sale	22,887	23,807

Total Current Assets	819,456	778,538
Land and buildings, net of accumulated depreciation of $22,188 and $20,628	367,595	363,391
Equipment and other, net of accumulated depreciation of $49,424 and $46,126	100,665	98,355
Goodwill	311,954	311,527
Other intangible assets, net of accumulated amortization of $61 and $52	69,107	68,946
Other non-current assets	5,675	5,978

Total Assets	$1,674,452	$1,626,735

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$334,213	$311,824
Floorplan notes payable: non-trade	159,767	139,766
Current maturities of long-term debt	14,509	13,327
Trade payables	37,578	38,715
Accrued liabilities	61,955	63,602
Liabilities held for sale	17,243	17,857

Total Current Liabilities	625,265	585,091
Used vehicle credit facility	117,811	122,550
Real estate debt, less current maturities	197,732	179,160
Other long-term debt, less current maturities	147,584	153,785
Other long-term liabilities	16,767	14,647
Deferred income taxes	66,244	63,290

Total Liabilities	1,171,403	1,118,523
Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 16,143 and 15,960	230,656	229,151
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	8,394	8,112
Accumulated other comprehensive loss	(3,450)	(1,437)
Retained earnings	266,981	271,918

Total Stockholders’ Equity	503,049	508,212

Total Liabilities and Stockholders’ Equity	$1,674,452	$1,626,735

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
New vehicle sales	$373,692	$437,507
Used vehicle sales	201,460	213,034
Finance and insurance	25,683	29,644
Service, body and parts	97,520	93,642
Fleet and other	953	690

Total revenues	699,308	774,517
Cost of sales:
New vehicle sales	344,856	402,862
Used vehicle sales	183,305	185,937
Service, body and parts	52,541	49,481
Fleet and other	535	373

Total cost of sales	581,237	638,653

Gross profit	118,071	135,864
Selling, general and administrative	103,451	107,430
Depreciation - buildings	1,646	1,308
Depreciation and amortization - other	4,125	3,455

Operating income	8,849	23,671
Other income (expense):
Floorplan interest expense	(6,326)	(7,354)
Other interest expense	(5,600)	(4,628)
Other income, net	98	212

	(11,828)	(11,770)

Income (loss) from continuing operations before income taxes	(2,979)	11,901
Income tax benefit (expense)	1,108	(4,676)

Income (loss) from continuing operations	(1,871)	7,225
Discontinued operations:
Loss from operations, net of income taxes	(290)	(150)

Net income (loss)	$(2,161)	$7,075

Basic income (loss) per share from continuing operations	$(0.10)	$0.37
Basic loss per share from discontinued operations	(0.01)	(0.01)

Basic net income (loss) per share	$(0.11)	$0.36

Shares used in basic per share calculations	19,687	19,492

Diluted income (loss) per share from continuing operations	$(0.10)	$0.35
Diluted loss per share from discontinued operations	(0.01)	(0.01)

Diluted net income (loss) per share	$(0.11)	$0.34

Shares used in diluted per share calculations	19,687	22,131

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(2,161)	$7,075
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,771	4,763
Depreciation and amortization from discontinued operations	—	136
Amortization of debt discount	51	54
Stock-based compensation	545	748
(Gain) loss on sale of assets	(134)	73
Deferred income taxes	3,997	8,147
Excess tax benefits from share-based payment arrangements	(1)	(166)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	1,106	(5,265)
Contracts in transit	5,907	(6,123)
Inventories	(40,331)	16,385
Vehicles leased to others	(207)	(1,451)
Prepaid expenses and other	(4,477)	693
Other non-current assets	240	740
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	24,592	(82,530)
Trade payables	(2,061)	572
Accrued liabilities	(2,422)	(1,085)
Other long-term liabilities and deferred revenue	273	(684)

Net cash used in operating activities	(9,312)	(57,918)
Cash flows from investing activities:
Capital expenditures:
Non-financeable	(3,485)	(5,056)
Financeable	(8,641)	(22,589)
Proceeds from sale of assets	1,118	3,748
Cash paid for acquisitions, net of cash acquired	(599)	(12,459)

Net cash used in investing activities	(11,607)	(36,356)
Cash flows from financing activities:
Flooring notes payable: non-trade	20,001	67,932
Borrowings on lines of credit	141,000	169,860
Repayments on lines of credit	(152,000)	(153,779)
Principal payments on long-term debt and capital leases	(3,103)	(2,635)
Proceeds from issuance of long-term debt	22,744	11,516
Repurchases of common stock	—	(3,355)
Proceeds from issuance of common stock	1,242	1,737
Excess tax benefits from share-based payment arrangements	1	166
Dividends paid	(2,776)	(2,745)

Net cash provided by financing activities	27,109	88,697

Increase (decrease) in cash and cash equivalents	6,190	(5,577)
Cash and cash equivalents at beginning of period	21,665	26,600

Cash and cash equivalents at end of period	$27,855	$21,023

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$12,629	$12,937
Cash paid during the period for income taxes	4	37
Supplemental schedule of noncash investing and financing activities:
Floorplan debt acquired in connection with acquisitions	$566	$13,232
Common stock received for the exercise price of stock options	—	87
Acquisition of assets with capital lease	62	—

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

These condensed consolidated financial statements contain unaudited information as of March 31, 2008 and for the three-month periods ended March 31, 2008 and 2007. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2007 is derived from our 2007 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories consisted of the following (in thousands):

	March 31, 2008	December 31, 2007
New and program vehicles	$476,722	$432,718
Used vehicles	130,960	136,239
Parts and accessories	32,798	32,802

	$640,480	$601,759

Note 3. Earnings (Loss) Per Share

Following is a reconciliation of the income (loss) from continuing operations and weighted average shares used for our basic earnings (loss) per share (“EPS”) and diluted EPS for the quarters ended March 31, 2008 and 2007 (in thousands, except per share amounts):

Three Months Ended March 31,	2008			2007
	Loss from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income (loss) from continuing operations available to common stockholders	$(1,871)	19,687	$(0.10)	$7,225	19,492	$0.37
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	—	—	—	448	2,278	(0.02)
Stock options and unvested restricted stock	—	—	—	—	361	—

Diluted EPS
Income (loss) from continuing operations available to common stockholders	$(1,871)	19,687	$(0.10)	$7,673	22,131	$0.35

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		994			464

Basic loss per share and diluted loss per share were the same for the quarter ended March 31, 2008 as we were in a loss position.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) for the three-month periods ended March 31, 2008 and 2007 included the change in the fair value of cash flow hedging instruments that are reflected in stockholders’ equity, net of tax, instead of net income. The following table sets forth the calculation of comprehensive income (loss) (in thousands):

Three Months Ended March 31,	2008	2007
Net income (loss)	$(2,161)	$7,075
Cash flow hedges:
Derivative loss, net of tax effect of $1,234 and $27	(2,013)	(44)

Total comprehensive income (loss)	$(4,174)	$7,031

Note 5. Dividend Payment

Cash dividends at the rate of $0.14 per common share, which totaled approximately $2.8 million, were paid on January 30, 2008 to shareholders of record on January 16, 2008.

Note 6. Stock-Based Compensation

In the first quarter of 2008, we issued our annual non-qualified stock option grants to executive and other officers and restricted stock grants to other employees. The non-qualified stock option grants, which totaled 183,000 shares of our common stock, were granted with an exercise price equal to the fair market value of our common stock of $9.375 on the date of grant. 100% of the stock option grants vest on the fourth anniversary of the grant date and expire on the sixth anniversary. Restricted stock grants for 84,166 shares of our common stock were also granted and have varying vesting provisions with full vesting occurring on the fourth anniversary of the grant date.

In addition, we granted performance-based awards to certain officers and other employees based on the future performance of our L2 Auto division. These awards include non-qualified stock option grants to executive and other officers and restricted stock grants to other employees. The non-qualified stock option grants, which totaled 159,413 shares of our common stock, were granted with an exercise price equal to the fair market value of our common stock on the date of grant. These options have varying vesting provisions with full vesting occurring on the fourth anniversary of the grant date and expire on the sixth anniversary of the grant date. Restricted stock grants covering 13,500 shares of our common stock were also granted and have varying vesting provisions with full vesting occurring on the fourth anniversary of the grant date. Vesting of both the non-qualified stock options and the restricted stock is contingent upon the L2 Auto division achieving performance objectives for the 2009, 2010 and 2011 fiscal years.

Total compensation related to these stock-based awards was $1.2 million as calculated pursuant to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” Of the $1.2 million, approximately $0.3 million will be recognized in 2008.

Note 7. Discontinued Operations

We continually monitor the performance of each of our stores and make determinations to sell a store based primarily on return on capital criteria. When a store meets the criteria of “held for sale,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations are reclassified into discontinued operations. All stores included in discontinued operations have been, or will be, eliminated from our on-going operations upon completion of the sale. We anticipate the completion of the sale for each store to occur within 12 months from the date of determination. For stores that remain in discontinued operations for more than 12 months, we perform an evaluation under the criteria established in SFAS No. 144 to determine if continued inclusion is appropriate.

We did not dispose of any discontinued operations or add any stores to discontinued operations during the quarter ended March 31, 2008. Certain financial information related to discontinued operations was as follows (in thousands):

Three Months Ended March 31,	2008	2007
Revenue	$11,386	$38,481

Pre-tax loss from discontinued operations	$(682)	$(247)
Income tax benefit	392	97

Loss from discontinued operations, net of income taxes	$(290)	$(150)

Amount of goodwill and other intangible assets disposed of	$—	$—

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base.

As of March 31, 2008 and December 31, 2007, we had three stores held for sale. Assets held for sale included the following (in thousands):

	March 31, 2008	December 31, 2007
Inventories	$11,565	$12,550
Property, plant and equipment	10,493	10,459
Goodwill and other intangible assets	829	798

	$22,887	$23,807

Liabilities held for sale included the following (in thousands):

	March 31, 2008	December 31, 2007
Floorplan notes payable	$9,838	$10,391
Real estate debt	7,405	7,466

	$17,243	$17,857

Note 8. Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities measured at fair value. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the potential impact of applying the provisions of SFAS No. 157 to our nonfinancial assets and liabilities beginning in 2009, including (but not limited to) the valuation of our single reporting unit for the purpose of assessing goodwill impairment, the valuation of our franchise rights when assessing franchise impairments, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations.

Under SFAS No. 157, the fair value is the price that would be received to sell an asset or paid to transfer a liability that assumes an orderly transaction in the most advantageous market at the measurement date. The price that would be received or paid must be explained in terms of valuation methodology and the most advantageous market must consider transaction costs (but not include them in the fair value). SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value.

The standard describes three levels of inputs that may be used to measure fair value:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment speeds, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing securities are not necessarily an indication of the risk associated with investing in those securities.

We value our interest rate swaps pursuant to SFAS No. 157. For recognizing the most appropriate value, the highest and best use of our interest rate swaps are measured using an in-exchange valuation premise that considers the assumptions that market participants would use in pricing the swaps.

We use the income approach to determine the fair value of our interest rate swaps using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for very short term, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity are used to predict future reset rates to discount those future cash flows to present value at measurement date. Inputs are collected from Bloomberg on the last market day of the period. The same rates are used to determine the rate used to discount the future cash flows. The valuation of the interest rate swaps also takes into consideration our own as well as the counterparty’s risk of non-performance under the contract.

Following are the disclosures related to our financial assets and liabilities pursuant to SFAS No. 157 (in thousands):

	March 31, 2008
	Fair Value	Input Level
Interest rate swap liabilities	$5,393	Level 2

Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to our interest rate swaps measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the three months ended March 31, 2008.

Effective January 1, 2008, we also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. We have elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption.

Note 9. Credit Facility Amendments

In the first quarter of 2008, we executed amendments to our $225 million working capital, acquisition and used vehicle credit facility (the “Credit Facility”) with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“Chrysler Financial”), DCFS U.S.A. LLC (“Mercedes Financial”) and Toyota Motor Credit Corporation (“TMCC”), providing an increase of $75 million in available credit, for a total amount of up to $300 million, and adjustments to certain financial covenants. Also, we received a one year extension on the maturity date; the Credit Facility now expires on August 31, 2010.

Note 10. Reclassifications

Certain reclassifications related to our discontinued operations were made to the prior period financial statements to conform to the current period presentation. Certain other immaterial reclassifications were made to conform to the current period presentation.

Note 11. Contingencies

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

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against the company (Dunham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs’ request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. We have filed a motion requesting reconsideration of this class certification. There has been no ruling on any of the merits of the claim, which will primarily turn on whether these employees or some of these employees are exempt from the applicable state law that provides for the payment of overtime under certain circumstances.

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

Lithia and its subsidiary asked the trial court to certify its order as a final judgment. After the trial court denied their request, Lithia and its subsidiary petitioned the Washington Court of Appeals for discretionary review of the summary judgment decision, which was granted in April 2008.

Pending an ultimate ruling from the court of appeals, discovery in this matter is stayed. The court has not yet been requested to certify a plaintiff or defendant class.

Lithia and its subsidiary believe the Supreme Court’s decision in the Nelson case establishes that the subsidiary’s practice was permissible under Washington tax law. Accordingly, Lithia and its subsidiary believe the decision rendered by the trial court judge will be overturned by the appellate court, although no assurances of this outcome can be provided.

We intend to vigorously defend all matters noted above, and to assert available defenses. We cannot make an estimate of the likelihood of negative judgment in any of these cases at this time. The ultimate resolution of the above noted cases is not reasonably expected to have a material adverse impact on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Note 12. Recent Accounting Pronouncements

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

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008. Early adoption is permitted. We are currently reviewing the provisions of SFAS No. 161 and have not yet adopted the statement. However, as the provisions of SFAS No. 161 are only related to disclosure of derivative and hedging activities, the adoption of SFAS No. 161 will not have any impact on our financial position, cash flows or results of operations.

Note 13. Subsequent Events

Dividend

In April 2008, we announced a dividend on our Class A and Class B common stock of $0.14 per share for the first quarter of 2008. The dividend, which totaled approximately $2.8 million, was paid on April 29, 2008 to shareholders of record on April 15, 2008.

Interest Rate Swaps

In April 2008, we entered into two $25 million interest rate swap agreements with U.S. Bank Dealer Commercial Services:

•	effective May 1, 2008 – a five year, $25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month; and

•	effective May 1, 2008 – a five year, $25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month.

We earn interest on the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at May 8, 2008 was 2.59% per annum as reported in the Wall Street Journal.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

Some of the statements in this Form 10-Q constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our 2007 Form 10-K, which was filed with the Securities and Exchange Commission on April 11, 2008. These risk factors have not significantly changed since the filing of the 2007 Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of May 9, 2008, we offered 27 brands of new vehicles and all brands of used vehicles in 111 stores in the United States and over the Internet. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

Consistent with the fourth quarter of 2007, 2008 remains a challenging environment for automotive retailers. Our business progressively improved throughout the first quarter of 2008, and we have taken steps to reduce our variable cost structure in response to the weak economic environment. In addition, the prime selling season is now upon us.

We expect that manufacturers will continue to offer incentives on new vehicle sales during 2008 through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers. To complement the manufacturers’ incentive strategy, we employ a volume-based strategy for our new vehicle sales. Chrysler, which represents approximately 37% of our new vehicle sales, has moved to a new incentive program providing approximately $400 in incentives per vehicle. This is a revision from prior years, which provided a tiered sales incentive based on year-over-year sales improvements. We believe this will have a positive impact on our results, as we are not dependent on increasing overall new vehicle sales to receive incremental manufacturer incentives on each vehicle sold.

Some of the specific changes we are making in response to the recessionary climate include:

•

Reviewing costs and cutting expenses. We achieved an 8% decrease in same store selling, general and administrative expenses in the first quarter of 2008 compared to the first quarter of 2007 due to cuts in personnel, benefits and travel costs;

•	Reducing personnel count in response to lower sales volume. With our improved sales model, most of these positions will not be refilled upon recovery of the economy;

•

Modifying our acquisitions strategy. Preservation of capital has caused us to hold off acquisitions until the macro-economic landscape settles and the falling prices for stores reach what we consider to be more attractive levels. At that time, we will move strategically to continue our growth plan. We have reassigned our acquisitions team to fill open positions in our stores, providing additional savings. However, once more attractive acquisition pricing presents itself, we can quickly reassemble this team of skilled and valuable people.

Our improved sales model is also allowing us to combine many positions within the company. Many General Managers have been assigned to lead multiple stores, and those benefits will be realized in the months to come. Office manager positions at the store level are also being consolidated as we continue to take more of the administrative functions out of the stores and centralize them at Support Services.

In addition, our centralized used car inventory management center will begin to take out costs going forward. It enables us to reduce the number of people involved in selling and appraising vehicles and managing inventories.

In total, the reduction of personnel, combination of certain positions, and centralization efforts completed in the first quarter of 2008 should amount to an estimated $5 to $7 million in annualized savings. The majority of these changes occurred in the latter part of the first quarter. Therefore, we expect to realize the majority of the savings beginning in the second quarter of 2008 and continuing through the remainder of the year.

During the first quarter of 2008, we recorded two items we consider to be unique in the period. As previously disclosed, we incurred expenses related to an internal investigation for improper reporting of new vehicle sales in order to claim incentives offered by certain manufacturers. We also experienced a forfeiture of amounts contributed under our benefits plan in 2007. In addition, we had a change in estimate on the elimination of gross profit on reconditioning work for used vehicles still in our inventory. The net of these three items, on a pre-tax basis, totaled to an additional expense of approximately $1.2 million in the first quarter of 2008.

During the first quarter of 2008, our L2 Auto Group opened its fourth store, located in Cedar Rapids, Iowa.

We are seeing a significant amount of vehicles purchased from customers through our Sell-to-L2 program. Currently, an increasing percentage of L2 inventory is obtained through this process. We believe it will become an increasing source for our used vehicles. When a customer brings in their car for appraisal, we provide them with a written offer that is valid for 7 days or 300 miles. We provide this offer whether they are purchasing a car from us or not. We believe this program builds trust with the customer, while also supplying us with quality inventory. We also plan to expand this program to our new vehicle stores.

Outlook

We anticipate a continued weak economic environment throughout 2008. We expect same-store sales to decline approximately 5% to 6%, with modest increases in service and parts revenue being more than offset by a decline in new and used vehicle sales. However, in this volatile and weak environment, a significantly steeper decline in sales could occur.

The current retail automotive model is disliked by customers and employees because of the inefficiencies and stress involved in a win/lose negotiation situation. Our new philosophy is to provide an enjoyable, easy and upfront way to purchase a vehicle that customers will feel good about. Based on initial responses we have received from our customers and employees, we believe that our improved, customer-oriented selling system will result in positive word-of-mouth and increases in same-store sales above industry average over the longer term.

Most of the margin shift we have experienced in recent years is a result of an attempt to emphasize a volume-based strategy throughout our business. However, in the last two quarters, we believe certain initiatives resulted in below normal profit margins. We have taken steps to improve our new vehicle margins by providing training on new vehicle pricing. We are working through our used vehicle inventory mix given changes in consumer demand. Also, we have emphasized the lower margin parts and accessories business to take advantage of additional revenue we had previously not focused on, resulting in a decline in the blended service, body and parts margin. Over the balance of 2008, we anticipate the changes in our new and used vehicle pricing to reverse the declines we have experienced over the last few quarters. Overall, we anticipate an increase in total company gross profit margin due to a shift away from lower margin vehicle sales to the higher margin service and parts business.

Results of Continuing Operations

Certain revenue, gross profit margin and gross profit information by product line was as follows:

Three Months Ended March 31, 2008	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	53.4%	7.7%	24.4%
Used vehicle, retail	23.3	11.5	15.8
Used vehicle, wholesale	5.6	(1.4)	(0.5)
Finance and insurance(1)	3.7	100.0	21.8
Service, body and parts	13.9	46.1	38.1
Fleet and other	0.1	43.9	0.4

Three Months Ended March 31, 2007	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	56.5%	7.9%	25.5%
Used vehicle, retail	22.3	14.8	18.7
Used vehicle, wholesale	5.2	4.0	1.3
Finance and insurance(1)	3.8	100.0	21.8
Service, body and parts	12.1	47.2	32.5
Fleet and other	0.1	45.9	0.2

(1)	Commissions reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2008(1)	2007(1)
Revenues:
New vehicle	53.4%	56.5%
Used vehicle, retail	23.3	22.3
Used vehicle, wholesale	5.6	5.2
Finance and insurance	3.7	3.8
Service, body and parts	13.9	12.1
Fleet and other	0.1	0.1

Total revenues	100.0%	100.0%
Gross profit	16.9	17.5
Selling, general and administrative expenses	14.8	13.9
Depreciation and amortization	0.8	0.6

Operating income	1.3	3.1
Floorplan interest expense	0.9	0.9
Other interest expense	0.8	0.6
Other income, net	—	—

Income (loss) from continuing operations before income taxes	(0.4)	1.5
Income tax benefit (expense)	0.2	(0.6)

Income (loss) from continuing operations	(0.3)%	0.9%

(1)	The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the first quarter of 2008 compared to the first quarter of 2007:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(In Thousands)	2008	2007
Revenues:
New vehicle	$373,692	$437,507	$(63,815)	(14.6)%
Used vehicle, retail	163,165	172,382	(9,217)	(5.3)
Used vehicle, wholesale	38,295	40,652	(2,357)	(5.8)
Finance and insurance	25,683	29,644	(3,961)	(13.4)
Service, body and parts	97,520	93,642	3,878	4.1
Fleet and other	953	690	263	38.1

Total revenues	699,308	774,517	(75,209)	(9.7)
Cost of sales:
New vehicle	344,856	402,862	(58,006)	(14.4)
Used vehicle, retail	144,464	146,922	(2,458)	(1.7)
Used vehicle, wholesale	38,841	39,015	(174)	(0.4)
Service, body and parts	52,541	49,481	3,060	6.2
Fleet and other	535	373	162	43.4

Total cost of sales	581,237	638,653	(57,416)	(9.0)

Gross profit	118,071	135,864	(17,793)	(13.1)
Selling, general and administrative	103,451	107,430	(3,979)	(3.7)
Depreciation and amortization	5,771	4,763	1,008	21.2

Operating income	8,849	23,671	(14,822)	(62.6)
Floorplan interest expense	(6,326)	(7,354)	(1,028)	(14.0)
Other interest expense	(5,600)	(4,628)	972	21.0
Other income, net	98	212	(114)	(53.8)

Income (loss) from continuing operations before income taxes	(2,979)	11,901	(14,880)	(125.0)
Income tax benefit (expense)	1,108	(4,676)	(5,784)	(123.7)

Income (loss) from continuing operations	$(1,871)	$7,225	$(9,096)	(125.9)%

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
New units sold	12,655	15,283	(2,628)	(17.2)%
Average selling price per new vehicle	$29,529	$28,627	$902	3.2
Used retail units sold	9,487	10,633	(1,146)	(10.8)
Average selling price per used retail vehicle	$17,199	$16,212	$987	6.1
Used wholesale units sold	5,916	6,062	(146)	(2.4)
Average selling price per used wholesale vehicle	$6,473	$6,706	$(233)	(3.5)
Finance and insurance sales per retail unit	$1,160	$1,144	$16	1.4%

Revenues

Total revenues decreased 9.7% in the first quarter of 2008 compared to the first quarter of 2007 as a result of a 12.9% decrease in same-store sales, excluding fleet. The decrease in same-store sales in the first quarter of 2008 compared to the first quarter of 2007 reflected the challenging retail environment, as well as a difficult comparison due to a very strong March in 2007.

Same-store sales percentage increases (decreases) were as follows:

First quarter of 2008 vs. first quarter of 2007
New vehicle retail, excluding fleet	(16.3)%
Used vehicle, retail	(12.3)
Used vehicle, wholesale	(9.9)
Total vehicle sales, excluding fleet	(14.8)
Finance and insurance	(15.0)
Service, body and parts	1.5
Total sales, excluding fleet	(12.9)

Same store sales are calculated for stores that were in operation as of March 31, 2007, and only including the months of operations for both comparable periods. For example, a store acquired in January 2007 would be included in same store operating data beginning in February 2007, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the periods of February through March of both comparable years.

Our service, body and parts business continued to show strength in the first quarter of 2008, despite the challenging economic environment. This demonstrates the counter-cyclicality of this component of our business. Warranty work accounts for approximately 19% of our same-store service, body and parts sales. Same-store warranty sales in the first quarter of 2008 were up 1.1% compared to the first quarter of 2007. Domestic brand warranty work increased by 2.5%, while import warranty work decreased by 4.1% during the first quarter of 2008 compared to the first quarter of 2007. The customer pay service and parts business, which represented 81% of the total service, body and parts business in the first quarter of 2008, was up 1.6% on a same-store basis compared to the first quarter of 2007.

While the finance and insurance same-store sales declined in the first quarter of 2008 compared to the first quarter of 2007, we realized increases in both finance and insurance per vehicle and overall penetration rates.

Individual penetration rates for certain products were as follows:

Three Months Ended March 31,	2008	2007
Finance and insurance	79%	76%
Service contracts	42	43
Lifetime oil change and filter	36	39

Gross Profit

Gross profit decreased $17.8 million in the first quarter of 2008 compared to the first quarter of 2007 primarily due to decreased total revenues, as well as a decrease in our overall gross profit margin. Our gross profit margin by business line was as follows:

	Three Months Ended March 31,		Basis Point Change
	2008	2007
New vehicle	7.7%	7.9%	(20	)bp*
Retail used vehicle	11.5	14.8	(330)
Wholesale used vehicle	(1.4)	4.0	(540)
Finance and insurance	100.0	100.0	—
Service, body and parts	46.1	47.2	(110)
Overall	16.9	17.5	(60)

*	A basis point is equal to 1/100th of one percent.

The challenging retail environment led to the declines in gross profit margins during the first quarter of 2008, especially within the used vehicle markets, as we adjusted our inventories due to a shift in the types of used vehicles in demand. Service, body and parts gross margins declined due to the continued shift to lower margin parts and accessories business and more competitive pricing on service work in order to emphasize volume.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

Selling, general and administrative expense decreased $4.0 million in the first quarter of 2008 compared to the first quarter of 2007, and increased to 14.8% of revenue in the first quarter of 2008 compared to 13.9% of revenue in the first quarter of 2007.

The increases (decreases) in dollars spent were primarily due to the following:

Decrease related to salaries, bonuses and benefits	$(7.7) million
Decrease related to sales compensation	$(1.9) million
Increase related to acquisitions	$1.7 million
Other expenses	$ 3.9 million

SG&A as a percentage of gross profit is an industry standard for measuring performance relative to SG&A. As a result of lower gross profit, SG&A as a percentage of gross profit increased by 850 basis points to 87.6% in the first quarter of 2008 compared to 79.1% in the first quarter of 2007. However, as we moved into the later part of the first quarter, which is seasonally stronger, our SG&A as a percentage of gross profit moved to nearly the same percentage we experienced in 2007.

Depreciation and Amortization

Depreciation – Buildings is comprised of depreciation expense related to buildings and significant remodels or betterments. Depreciation and Amortization – Other, is comprised of depreciation expense related to furniture, tools and equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

Depreciation and amortization increased $1.0 million in the first quarter of 2008 compared to the first quarter of 2007 due to the addition of property and equipment primarily related to our acquisitions, as well as improvements to existing facilities and equipment costs related to our office centralization and L2 initiatives. We expect this expense to slow in future periods as we continue to evaluate the necessity of capital expenditures given the weak economic environment.

Operating Income

Operating margins decreased by 180 basis points to 1.3% in the first quarter of 2008 from 3.1% in the first quarter of 2007. The decrease was due primarily to the decreased gross profit and increased depreciation and amortization being partially offset by decreased SG&A as discussed above.

Floorplan Interest Expense

Floorplan interest expense decreased $1.0 million in the first quarter of 2008 compared to the first quarter of 2007. A decrease of $1.7 million resulted from decreases in the average interest rates on our floorplan facilities. This decrease was partially offset by a $0.3 million increase as a result of an increase in the average outstanding balances of our floorplan facilities and a $0.4 million increase related to our interest rate swaps.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle line of credit.

Other interest expense increased $1.0 million in the first quarter of 2008 compared to the first quarter of 2007. Changes in the average outstanding balances resulted in an increase of approximately $1.5 million. This increase was partially offset by a $0.5 million decrease related to a decrease in the weighted average interest rate on our debt in the first quarter of 2008 compared to the first quarter of 2007. Interest expense related to the $85.0 million of senior subordinated convertible notes that were issued in May 2004 currently totals approximately $768,000 per quarter, which consists of $611,000 of contractual interest and $157,000 of amortization of debt issuance costs.

Other interest expense was reduced by $0.4 million and $0.7 million, respectively, due to capitalized interest on construction projects in the three month periods ended March 31, 2008 and 2007.

Income Tax Expense

Our effective tax benefit rate was 37.2% in the first quarter of 2008 compared to a tax expense rate of 39.3% in the first quarter of 2007. For the full year 2008, we anticipate our income tax expense rate to be approximately 40.0%.

Discontinued Operations

During the first quarter of 2008, we did not add any stores to those classified as discontinued operations, nor did we dispose of any stores which were previously classified as discontinued operations. As of March 31, 2008 and December 31, 2007, we had three stores held for sale.

Results of operations of these stores are shown within discontinued operations on the consolidated statements of operations. Certain financial information related to discontinued operations was as follows (in thousands):

Three Months Ended March 31,	2008	2007
Revenue	$11,386	$38,481

Pre-tax loss from discontinued operations	$(682)	$(247)
Net gain (loss) on disposal activities	—	—

	(682)	(247)
Income tax benefit	392	97

Loss from discontinued operations, net of income taxes	$(290)	$(150)

Amount of goodwill and other intangible assets disposed of	$—	$—

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

Liquidity and Capital Resources

Our principal needs for liquidity and capital resources are to finance acquisitions and capital expenditures, as well as for working capital and the funding of our cash dividend payments. We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements, financing of real estate and the proceeds from public equity and private debt offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses, capital requirements, projected acquisitions and current level of cash dividends for at least the next 12 months from March 31, 2008. We are executing a plan to provide additional financing options to augment our existing cash and working capital line of credit to be prepared to refinance our 2.875% Senior Subordinated Convertible Notes which can be put to us in May 2009 at the option of the holders, and to accommodate our long-term growth strategy. As required by the Third Amendment to our Credit Facility, we have developed, and are executing, a plan to create sufficient available borrowing on our credit line by January 2009 to be able to pay off the notes in May 2009. As part of this plan, we have entered into, or are in the process of entering into, selective mortgage financings, sale leasebacks, and other asset sales to generate capital.

In addition to the mortgage financings and sale leaseback transactions, potential sources of additional liquidity include the placement of subordinated debentures or other asset sales. We will evaluate all of these options and select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available to us in sufficient amounts or with terms acceptable to us.

Interest rates on all of our credit facilities below ranged from 3.85% to 4.70% at March 31, 2008. Amounts outstanding on the lines at March 31, 2008, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at March 31, 2008	Remaining Availability at March 31, 2008
New and program vehicle lines	$493,980	$—	(1)
Working capital, acquisition and used vehicle credit facility	173,000	126,718	(2)

	$666,980	$126,718

(1)	There are no formal limits on the new and program vehicle lines with certain lenders.

(2)	Reduced by $282 for outstanding letters of credit.

Flooring Notes Payable

Our inventories increased to $640.5 million at March 31, 2008 from $601.8 million at December 31, 2007. We maintained a disciplined inventory approach throughout 2007 and into 2008. However, as a result of the challenging retail environment, our days supply of new vehicles at March 31, 2008 was 5 days above our average historical March 31 balances and 5 days above our December 31, 2007 levels. Our days supply of used vehicles was 8 days above our historical March 31 balances at March 31, 2008, but 6 days below our December 31, 2007 balances. This resulted from softness in the used vehicle market. We continue to work to respond to changes in consumer demand in order to bring our inventory levels in line with historical levels.

In connection with the increased inventories, our new vehicle flooring notes payable increased to $494.0 million at March 31, 2008 from $451.6 million at December 31, 2007. New vehicles are financed at approximately 100%.

Share Repurchase and Dividends

Our Board of Directors declared dividends of $0.14 per share on our Class A and Class B common stock, which were paid in January 2008 and April 2008 and totaled approximately $2.8 million each payment period. Management evaluates performance and makes a recommendation on dividend payments on a quarterly basis.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through March 31, 2008, we have purchased a total of 479,731 shares under this program, none of which were purchased during the first quarter of 2008. We may continue to repurchase shares from time to time in the future as conditions warrant. Current tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place. With the dividend, we are able to offer an immediate and tangible return to all of our shareholders.

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

Borrowings on our working capital, acquisition and used vehicle credit facility decreased to $173.0 million at March 31, 2008 from $184.0 million at December 31, 2007 primarily due to repayments derived from financing of certain company-owned real estate.

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

Debt Covenants

We are subject to certain financial and restrictive covenants for all of our debt agreements. The Credit Facility agreement includes financial and restrictive covenants typical of such agreements including requirements to maintain a minimum total net worth, minimum current ratio, fixed charge coverage ratio and cash flow leverage ratio. The covenants restrict us from incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets. At March 31, 2008, we were in compliance with all of the financial and restrictive covenants. In addition, cash dividends are limited to $15 million per fiscal year and repurchases by us of our common stock are limited to $20 million per fiscal year.

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

2.875% Senior Subordinated Convertible Notes due 2014

We also have outstanding $85.0 million of 2.875% senior subordinated convertible notes due 2014. We will also pay contingent interest on the notes during any six-month interest period beginning May 1, 2009, in which the trading price of the notes for a specified period of time equals or exceeds 120% of the principal amount of the notes. The notes are currently convertible into shares of our Class A common stock at a price of $36.78 per share upon the satisfaction of certain conditions and upon the occurrence of certain events as follows:

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

A declaration and payment of a dividend in excess of $0.08 per share per quarter will result in additional adjustments in the conversion rate for the notes if such cumulative adjustment exceeds 1% of the current conversion rate. The January 2008 dividend resulted in a change in the current conversion rate per $1,000 of notes to 27.1914.

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

Capital Commitments

We had capital commitments of $53.1 million at March 31, 2008 for the construction of seven new facilities, an addition to one existing facility and one remodel. Of the new facilities, five are replacing existing facilities. We already incurred $15.5 million for these projects and anticipate incurring $38.8 million in the remainder of 2008 and the remaining $14.3 million in 2009 for these commitments. We expect to pay for the construction out of existing cash balances, construction financing and borrowings on our line of credit. Upon completion of the projects, we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

We anticipate approximately $20.0 to $25.0 million in non-financeable capital expenditures in 2008. Non-financeable capital expenditures are defined as minor upgrades to existing facilities, minor leasehold improvements, the percentage of major construction typically not financed by commercial mortgage debt, and purchases of furniture and equipment.

In addition to the above, in the next 1 to 3 years, we have approximately $60.0 million to $70.0 million in planned capital expenditures under consideration for various new facilities and remodeling projects. These projects are still in the planning stage or are awaiting approvals or awards from governmental agencies or manufacturers. We will continue to evaluate the necessity of the expenditures given the current weak economic environment, and anticipate a prudent approach to future capital commitments.

There were no significant changes to our other contractual payment obligations from those reported in our 2007 Form 10-K.

Critical Accounting Policies and Use of Estimates

We reaffirm our critical accounting policies and use of estimates as described in our 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 11, 2008.

During the quarter ended March 31, 2008, our share price declined to $10.16 per share from $18.11 at October 1, 2007, the date of the Company’s annual impairment test. This compares to a book value per share of $25.27 and $26.24 per share, respectively. As previously disclosed in our annual report on Form 10-K, the risk of a goodwill impairment loss may increase to the extent that our market capitalization and cash flows decline. We are continuing to monitor our public share price and operating performance.

Certain events and circumstances indicating that the carrying amount of assets may not be recoverable require us to evaluate long-lived assets, including property and equipment and leasehold improvements, for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows, including possible disposition, to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying value of the assets exceeds their fair value. An expectation that a long-lived asset will be sold or otherwise disposed of would require us to evaluate the asset group for impairment. The evaluation would determine if the carrying amount of the long-lived asset is not recoverable and exceeds its fair value, and may require us to record impairment charges to reduce the value of the asset group.

Should we determine that any of our tangible or intangible assets are impaired in a future period, such reduction in carrying value could have a material adverse effect on our results of operations and financial position.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 11, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management applies judgment in evaluating the cost-benefit relationship of controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15. Based upon this evaluation as of March 31, 2008, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective for the reasons more fully described below, related to the unremediated material weaknesses in our internal control over financial reporting identified during our evaluation as of the fiscal year ended December 31, 2007. To address these control weakness, we performed additional analysis and other procedures in order to prepare this Quarterly Report on Form 10-Q, including the unaudited quarterly consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States contained herein. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

Management’s assessment identified two material weaknesses in our internal control over financial reporting as of December 31, 2007 that are in the process of being remediated as of March 31, 2008, as described further below. This section of Item 4. “Controls and Procedures,” should be read in conjunction with Item 9A. “Controls and Procedures,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for additional information on Management’s Report on Internal Control Over Financial Reporting.

As of March 31, 2008, the unremediated material weaknesses were as follows:

Ineffective Communication and Application of Accounting Policies for Revenue Recognition

We have a policy of recognizing revenue when (a) a deal is consummated by signatures using a contract, (b) a preliminary bank agreement is obtained, and (c) the delivery of the vehicle to the customer is made. Based on our revenue recognition policy, store personnel update the contract-date field in the accounting system to correspond with the date the contract is signed by the customer. The date in the contract-date field is used by office personnel as the date on which the revenue transaction is recorded in the financial statements, assuming a preliminary bank agreement has been obtained. Based on an analysis performed in the first quarter of 2008, we determined that the contract date was not consistently updated by store personnel in accordance with our policy, which resulted in sales transactions being recorded in the financial statements earlier than our policy allows.

The following controls/policies are in the process of being developed/implemented to address the weakness in our internal control related to revenue recognition:

•	Clarifying and distributing a “Plain English” written policy as to when a car sale is deemed complete for revenue recognition purposes.

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

•	Until the policy has been fully implemented in our stores, management has implemented an additional layer of controls to estimate the materiality of errors and adjust our financials accordingly.

Improper Reporting of Vehicles Sold to the Manufacturer and Responding to Manufacturer Audits

In February 2008, our internal audit group discovered that intentional improper reporting of vehicle sales to the manufacturers had occurred at certain stores for the purpose of qualifying for volume-based incentive programs (“VBIPs”). These cases involved sales reported when there was no legitimate buyer and there were two or more employees involved to avoid compliance with manufacturer incentive and company reporting requirements. The discovery of these cases of intentional improper reporting prompted an investigation undertaken at the direction of our Audit Committee. The Audit Committee retained independent legal counsel on February 10, 2008 to investigate the extent of the intentional improper reporting.

In its final report dated March 28, 2008, counsel and the independent external accounting firm retained by counsel concluded that:

•	only a limited number of misconduct occurrences were found;

•	the financial impact of known instances was inconsequential;

•	the most significant instances of misconduct were previously detected by the internal audit group or supervisory personnel or through manufacturer audits; and

•	misconduct arose only at the store level and was not directed or encouraged by senior management.

In conjunction with the discovery of intentional improper reporting, we also determined there was no formal policy of reporting to senior management the occurrence and results of audits performed by manufacturers at our store locations.

The following controls/policies are in the process of being developed/implemented to address the weakness in our internal control related to improper reporting of vehicles sold to the manufacturer and the reporting of and responding to manufacturer audits:

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

•	Institute additional training of store personnel on illegal practices and fraud together with their responsibilities as an employee of Lithia.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition or cash flows. See also Note 11 of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

We intend to vigorously defend all outstanding matters, and to assert available defenses. We cannot make an estimate of the likelihood of negative judgment in any of the outstanding cases at this time. The ultimate resolution of the outstanding cases is not reasonably expected to have a material adverse impact on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on April 11, 2008. See also Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lithia Motors, Inc. (filed as Exhibit 3.2 to Form 8-K filed November 15, 2007 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2008	LITHIA MOTORS, INC.

	By	/s/ SIDNEY B. DEBOER
Sidney B. DeBoer Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)