Form 10-Q
period 2008-06-30
LITHIA MOTORS INC
filed 2008-08-18
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	16,519,933
Class B common stock without par value	3,762,231
(Class)	(Outstanding at August 14, 2008)

LITHIA MOTORS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$21,352	$21,665
Contracts in transit	38,058	48,474
Trade receivables, net of allowance for doubtful accounts of $332 and $391	55,598	60,913
Inventories, net	623,162	601,759
Vehicles leased to others, current portion	8,893	9,498
Prepaid expenses and other	13,939	10,647
Deferred income taxes	1,561	1,775
Assets held for sale	133,070	23,807

Total Current Assets	895,633	778,538

Land and buildings, net of accumulated depreciation of $21,367 and $20,628	305,347	363,391
Equipment and other, net of accumulated depreciation of $49,461 and $46,126	92,834	98,355
Goodwill	—	311,527
Other intangible assets, net of accumulated amortization of $70 and $52	45,532	68,946
Other non-current assets	4,601	5,978
Deferred income taxes	47,672	—

Total Assets	$1,391,619	$1,626,735

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$342,722	$311,824
Floorplan notes payable: non-trade	137,064	139,766
Current maturities of senior subordinated convertible notes	85,000	—
Current maturities of other long-term debt	40,992	13,327
Trade payables	34,251	38,715
Accrued liabilities	63,702	63,602
Liabilities held for sale	79,287	17,857

Total Current Liabilities	783,018	585,091

Used vehicle credit facility	121,679	122,550
Real estate debt, less current maturities	172,948	179,160
Other long-term debt, less current maturities	42,615	153,785
Other long-term liabilities	13,005	14,647
Deferred income taxes	—	63,290

Total Liabilities	1,133,265	1,118,523

Stockholders’ Equity:
Preferred stock—no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock—no par value; authorized 100,000 shares; issued and outstanding 16,267 and 15,960	232,160	229,151
Class B common stock—no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	8,774	8,112
Accumulated other comprehensive loss	(634)	(1,437)
Retained earnings	17,586	271,918

Total Stockholders’ Equity	258,354	508,212

Total Liabilities and Stockholders’ Equity	$1,391,619	$1,626,735

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues:
New vehicle sales	$372,476	$482,612	$726,915	$892,657
Used vehicle sales	179,975	219,673	367,335	415,207
Finance and insurance	24,287	31,433	48,852	59,505
Service, body and parts	86,916	88,435	176,677	173,805
Fleet and other	1,490	1,297	2,438	1,979

Total revenues	665,144	823,450	1,322,217	1,543,153
Cost of sales:
New vehicle sales	343,558	446,169	670,591	823,602
Used vehicle sales	164,477	192,394	334,679	363,111
Service, body and parts	45,284	45,692	93,327	90,459
Fleet and other	1,032	871	1,564	1,242

Total cost of sales	554,351	685,126	1,100,161	1,278,414

Gross profit	110,793	138,324	222,056	264,739
Goodwill impairment	272,503	—	272,503	—
Other asset impairment	28,449	—	28,449	—
Selling, general and administrative	95,910	103,668	191,438	202,749
Depreciation—buildings	1,487	1,207	2,962	2,382
Depreciation and amortization—other	3,938	3,577	7,825	6,855

Operating income (loss)	(291,494)	29,872	(281,121)	52,753
Other income (expense):
Floorplan interest expense	(5,790)	(7,875)	(11,727)	(14,608)
Other interest expense	(5,894)	(4,648)	(11,004)	(9,013)
Other income, net	1,104	111	1,199	324

Total other income (expense)	(10,580)	(12,412)	(21,532)	(23,297)

Income (loss) from continuing operations before income taxes	(302,074)	17,460	(302,653)	29,456
Income tax (provision) benefit	95,254	(6,937)	95,378	(11,651)

Income (loss) from continuing operations	(206,820)	10,523	(207,275)	17,805
Discontinued operations:
Loss from operations, net of income taxes	(2,174)	(99)	(3,880)	(306)
Loss from disposal activities, net of income taxes	(34,790)	(2,481)	(34,790)	(2,481)

	(36,964)	(2,580)	(38,670)	(2,787)

Net income (loss)	$(243,784)	$7,943	$(245,945)	$15,018

Basic income (loss) per share from continuing operations	$(10.41)	$0.54	$(10.47)	$0.91
Basic loss per share from discontinued operations	(1.86)	(0.13)	(1.96)	(0.14)

Basic net income (loss) per share	$(12.27)	$0.41	$(12.43)	$0.77

Shares used in basic per share calculations	19,873	19,486	19,793	19,488

Diluted income (loss) per share from continuing operations	$(10.41)	$0.50	$(10.47)	$0.85
Diluted loss per share from discontinued operations	(1.86)	(0.12)	(1.96)	(0.13)

Diluted net income (loss) per share	$(12.27)	$0.38	$(12.43)	$0.72

Shares used in diluted per share calculations	19,873	22,109	19,793	22,116

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(245,945)	$15,018
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	272,503	—
Other asset impairments	28,449	—
Depreciation and amortization	10,787	9,237
Depreciation and amortization within discontinued operations	696	872
Amortization of debt discount	101	107
Stock-based compensation	1,166	1,892
Loss on disposal of assets	4,962	151
Loss from disposal activities within discontinued operations	56,826	4,105
Deferred income taxes	(111,233)	10,551
Excess tax benefits from share-based payment arrangements	(10)	(214)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	5,315	(8,477)
Contracts in transit	10,416	(4,070)
Inventories	(73,402)	(101,482)
Vehicles leased to others	(260)	(2,820)
Prepaid expenses and other	(3,786)	2,318
Other non-current assets	336	1,976
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	68,404	(9,275)
Trade payables	(5,802)	4,535
Accrued liabilities	(2,744)	4,650
Other long-term liabilities and deferred revenue	(1,443)	(2,049)

Net cash provided by (used in) operating activities	15,336	(72,975)

(Please refer to Liquidity and Capital Resources in Management's Discussion and Analysis)

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(11,284)	(18,193)
Financeable	(20,827)	(32,412)
Proceeds from sale of assets	1,386	6,856
Cash paid for acquisitions, net of cash acquired	(605)	(13,318)

Net cash used in investing activities	(31,330)	(57,067)

Cash flows from financing activities:
Floorplan notes payable: non-trade	1,927	100,830
Borrowings on lines of credit	270,000	379,319
Repayments on lines of credit	(316,000)	(351,319)
Principal payments on long-term debt, scheduled	(3,305)	(2,903)
Principal payments on long-term debt and capital leases, other	(6,982)	(2,763)
Proceeds from issuance of long-term debt	73,117	18,372
Proceeds from issuance of common stock	2,499	3,445
Repurchases of common stock	(2)	(3,355)
Excess tax benefits from share-based payment arrangements	10	214
Dividends paid	(5,583)	(5,495)

Net cash provided by financing activities	15,681	136,345

Increase (decrease) in cash and cash equivalents	(313)	6,303

Cash and cash equivalents:
Beginning of period	21,665	26,600

End of period	$21,352	$32,903

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$26,347	$28,351
Cash paid (refunded) during the period for income taxes, net	(2,686)	278

Supplemental schedule of non-cash investing and financing activities:
Floorplan debt acquired in connection with acquisitions	$566	$13,376
Common stock received for the exercise price of stock options	2	87
Acquisition of assets with capital lease	3,050	—
Dividends accrued and not yet paid	2,804	—

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

These condensed consolidated financial statements contain unaudited information as of June 30, 2008 and for the three and six-month periods ended June 30, 2008 and 2007. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2007 is derived from our 2007 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories consisted of the following (in thousands):

	June 30, 2008	December 31, 2007
New and program vehicles	$467,351	$432,718
Used vehicles	124,944	136,239
Parts and accessories	30,867	32,802

	$623,162	$601,759

Note 3. Earnings (Loss) Per Share

Following is a reconciliation of the income (loss) from continuing operations and weighted average shares used for our basic earnings (loss) per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended June 30,	2008			2007
	Loss from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income (loss) from continuing operations available to common stockholders	$(206,820)	19,873	$(10.41)	$10,523	19,486	$0.54
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	—	—	—	479	2,283	(0.03)
Stock options and unvested restricted stock	—	—	—	—	340	(0.01)

Diluted EPS
Income (loss) from continuing operations available to common stockholders	$(206,820)	19,873	$(10.41)	$11,002	22,109	$0.50

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		1,218			556

Six Months Ended June 30,	2008			2007
	Loss from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income (loss) from continuing operations available to common stockholders	$(207,275)	19,793	$(10.47)	$17,805	19,488	$0.91
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	—	—	—	927	2,280	(0.05)
Stock options and unvested restricted stock	—	—	—	—	348	(0.01)

Diluted EPS
Income (loss) from continuing operations available to common stockholders	$(207,275)	19,793	$(10.47)	$18,732	22,116	$0.85

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive		1,106			510

Basic loss per share and diluted loss per share were the same for the three and six-month periods ended June 30, 2008 as we were in a loss position.

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six-month periods ended June 30, 2008 and 2007 included the change in the fair value of cash flow hedging instruments that are reflected in stockholders’ equity, net of tax, instead of net income (loss). The following table sets forth the calculation of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income (loss)	$(243,784)	$7,943	$(245,945)	$15,018
Cash flow hedges:
Derivative gain, net of tax effect of $(1,725), $(586), $(491) and $(559)	2,816	949	803	905

Total comprehensive income (loss)	$(240,968)	$8,892	$(245,142)	$15,923

Note 5. Dividend Payments

Cash dividends at the rate of $0.14 per common share, which totaled approximately $2.8 million, were paid on each of January 30, 2008 and April 29, 2008 to shareholders of record on January 16, 2008 and April 15, 2008, respectively.

On June 4, 2008, we announced a dividend of $0.14 per share on our Class A and Class B common stock. The dividend in the amount of approximately $2.8 million was accrued at June 30, 2008, and paid out on July 29, 2008 to shareholders of record on July 15, 2008.

Note 6. Stock-Based Compensation

In the first quarter of 2008, we issued our annual non-qualified stock option grants to executive and other officers and restricted stock grants to other employees. The non-qualified stock option grants, which totaled 183,000 shares of our common stock, were granted with an exercise price equal to the fair market value of our common stock of $9.375 on the date of grant. The stock option grants have varying vesting provisions with full vesting occurring on the fourth anniversary of the grant date and expire on the sixth anniversary. Restricted stock grants for 84,166 shares of our common stock were also granted and have varying vesting provisions with full vesting occurring on the fourth anniversary of the grant date.

In addition, in the first quarter of 2008, we granted performance-based awards to certain officers and other employees based on the future performance of our L2 Auto division. These awards include non-qualified stock option grants to executive and other officers and restricted stock grants to other employees. The non-qualified stock option grants, which totaled 159,413 shares of our common stock, were granted with an exercise price equal to the fair market value of our common stock on the date of grant. These options have varying vesting provisions with full vesting occurring on the fourth anniversary of the grant date and expire on the sixth anniversary of the grant date. Restricted stock grants covering 13,500 shares of our common stock were also granted and have varying vesting provisions with full vesting occurring on the fourth anniversary of the grant date. Vesting of both the non-qualified stock options and the restricted stock is contingent upon the L2 Auto division achieving performance objectives for the 2009, 2010 and 2011 fiscal years. Based on the suspension of additional development in the L2 Auto division, the likelihood of the performance-based awards being earned is remote.

Total compensation related to the stock-based awards discussed above was $1.2 million as calculated pursuant to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” Of the $1.2 million, approximately $0.3 million will be recognized in 2008.

In the second quarter of 2008, we granted 4,400 shares of common stock to members of our Board of Directors and one consultant. The fair market value on the date of grant was $6.775 per share and the shares were 100% vested on the date of grant. Total compensation expense related to these shares was $30,000, which was recognized over the service period of June 2007 through May 2008.

Note 7. Discontinued Operations

We continually monitor the performance of each of our stores and make determinations to sell a store based primarily on return on capital criteria. When a store meets the criteria to be classified as “held for sale,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations are reclassified into discontinued operations. All stores included in discontinued operations have been, or will be, eliminated from our on-going operations upon completion of the sale. We anticipate the completion of the sale for each store to occur within 12 months from the date of determination. For stores that remain in discontinued operations for more than 12 months, we perform an evaluation under the criteria established in SFAS No. 144 to determine if continued inclusion within discontinued operations is appropriate.

In the second quarter of 2008, we performed an evaluation of our portfolio of stores focusing on profitability as well as brand mix criteria. This evaluation resulted in 11 underperforming stores mostly consisting of domestic franchises being classified as held for sale and within discontinued operations, and one additional store ceasing operations during the second quarter of 2008. We did not dispose of any stores classified within discontinued operations during the first six months of 2008. For the three and six-month periods ended June 30, 2008 and 2007, there were 15 and 17 stores classified within discontinued operations, respectively.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$47,988	$99,161	$101,609	$192,456

Pre-tax loss from discontinued operations	$(3,337)	$(164)	$(6,419)	$(506)
Loss on disposal activities	(56,826)	(4,105)	(56,826)	(4,105)

	(60,163)	(4,269)	(63,245)	(4,611)
Income tax benefit	23,199	1,689	24,575	1,824

Loss from discontinued operations, net of income taxes	$(36,964)	$(2,580)	$(38,670)	$(2,787)

Amount of goodwill and other intangible assets disposed of	$—	$—	$—	$—

The loss on disposal activities included the following impairment charges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Goodwill	$39,910	$1,620	$39,910	$1,620
Franchise value	2,089	2,469	2,089	2,469
Property, plant and equipment	11,418	16	11,418	16
Inventory	2,991	—	2,991	—
Other	418	—	418	—

	$56,826	$4,105	$56,826	$4,105

Assets and liabilities held for sale are valued at the lower of cost or fair value less costs to sell. Estimates of fair value are based on the proceeds we expect to realize on the sale of the disposal groups. Inventory losses primarily related to prior model year new and used vehicles that had carrying values in excess of estimated proceeds to be generated through wholesale distribution.

As additional market information becomes available and negotiations with prospective buyers continue, anticipated fair market values may change for the assets and liabilities held for sale. These changes may require the recognition of additional losses in future periods.

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base.

As of June 30, 2008, we had 14 stores, six development properties and the company airplane held for sale. As of December 31, 2007, we had three stores held for sale. Assets held for sale included the following (in thousands):

	June 30, 2008	December 31, 2007
Inventories	$55,978	$12,550
Property, plant and equipment	73,447	10,459
Intangible assets	3,645	798

	$133,070	$23,807

Liabilities held for sale related to stores and development properties included the following (in thousands):

	June 30, 2008	December 31, 2007
Floorplan notes payable	$46,253	$10,391
Real estate debt	33,034	7,466

	$79,287	$17,857

Note 8. Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities measured at fair value. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the potential impact of applying the provisions of SFAS No. 157 to our nonfinancial assets and liabilities beginning in 2009, including (but not limited to) the valuation of our single reporting unit for the purpose of assessing goodwill impairment should we recognize goodwill following subsequent store purchases, the valuation of our franchise rights when assessing franchise impairments, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations.

Under SFAS No. 157, the fair value is the price that would be received to sell an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. The price that would be received or paid must be explained in terms of valuation methodology and the most advantageous market must consider transaction costs (but not include them in the fair value). SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs when measuring fair value.

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

Following are the disclosures related to our financial assets and liabilities pursuant to SFAS No. 157 (in thousands):

	June 30, 2008
	Fair Value	Input Level
Interest rate swap assets	$1,394	Level 2
Interest rate swap liabilities	2,533	Level 2

Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to our interest rate swaps measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the three or six month periods ended June 30, 2008.

Effective January 1, 2008, we also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. We have elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption.

Note 9. Goodwill and Indefinite-Lived Intangible Assets

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our goodwill for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred. The impairment test is a two step process. The first step identifies potential impairments by comparing the estimated fair value of the reporting unit with its book value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired and the second step is not necessary. When the fair value of the reporting unit does not exceed its carrying amount, the second step of the impairment test requires the fair value of the reporting unit be allocated to all its recognizable assets and liabilities following a process similar to purchase price allocation in an acquisition, and any residual amount represents the implied fair value of goodwill. When the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. In accordance with the provisions of SFAS No. 142, we have determined that we operate as one reporting unit.

During the second quarter of 2008, based on our decision to dispose of approximately 10% of our stores, an adverse change in the business climate, our reduced earnings and cash flow forecast and a significant continuing decline in our market capitalization, we determined that our goodwill required an interim impairment test.

As a result of our decision to dispose of a portion of our reporting unit, goodwill in the amount of $39.5 million was allocated to the discontinued operations. See Note 7 for the valuation of the allocated goodwill within discontinued operations.

We performed the first step of the goodwill impairment test by applying an Adjusted Present Value (“APV”) method to indicate the fair value of our reporting unit. Under the APV method, future cash flows, based on current forecasts and business plans, are used to estimate the future economic benefits that the reporting unit will generate. An estimate of the appropriate discount rate is utilized to convert forecasted amounts to their present value equivalent. Revenue growth rates are calculated based on management’s forecasted sales projections for the next two years and the longer-term revenue growth rates are based on the U.S. Department of Labor historical consumer price index data. The discount rate applied to the future cash flows includes an appropriate risk-free rate, a beta, an equity risk premium, and a small stock risk premium. Fair market values for real estate, which are determined outside of the APV model, are estimated based on information available on each specific property, including historical outside appraisals obtained on real estate properties, and an estimate of value based on various factors including property tax assessments, local and regional rent factors, or other relevant information.

The first step of the impairment test showed that the fair value of our reporting unit was less than its carrying amount, indicating a potential impairment. We performed the second step of the impairment test, concluding that the implied fair value of goodwill was reduced to zero. This resulted in an impairment of the entire balance of goodwill totaling $272.5 million.

A rollforward of our goodwill balance was as follows:

	Six Months Ended June 30,
	2008	2007
Balance, beginning of period	$311,527	$307,424
Goodwill acquired	428	10,146
Goodwill transferred to discontinued operations	(39,452)	(8,505)
Goodwill impairments	(272,503)	—

Balance, end of period	$—	$309,065

Pursuant to SFAS No. 142, we account for franchise agreements as indefinite-lived intangible assets, which are not amortized, but tested for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred. Based on the same triggering events discussed above for goodwill, we determined that an interim impairment test for franchise values was required in the second quarter of 2008.

Based on our evaluation of Emerging Issues Task Force (“EITF”) 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” we have concluded that the appropriate unit of accounting for determining franchise value is on an individual store basis.

As a result of our decision to dispose of a portion of our stores, the specific franchise value carried by these stores in the amount of $5.1 million was reclassified to assets held for sale within discontinued operations in the second quarter of 2008. See Note 7 for the valuation of the franchise value within discontinued operations.

We used a similar APV method to calculate the fair value of future cash flows associated with our franchises. Consistent with the past, we have determined that not all cash flows of the store are related to the franchise brand and therefore attributable to the determination of franchise value. In addition, the discount rate used to present value the projected cash flows was refined to account for franchise-specific risk premiums based on the financial performance of each location. We grouped our locations into five pools, based on the ranked contribution of EBITDA to revenue, to assess the relative risk of each franchise to the entity as a whole and increased the risk premium component of the discount rate for underperforming stores while decreasing the risk premium for more profitable locations.

When evaluating the indicated fair value of the franchise determined with the use of the APV method, additional consideration was given to the value that market participants attribute to each type of franchise (domestic, import or luxury store) based on current market transactions. The value of domestic stores has been negatively impacted by market conditions and less desirable product lines, while the market value of import or luxury stores continues to support the carrying amount of franchise value, where applicable.

In cases where the estimated fair value of the franchise was less than its carrying value, an impairment charge was taken. A partial or full impairment of the franchise value was recorded on 16 franchises, including seven General Motors and nine Chrysler franchises. The total impairment charge recorded within continuing operations as a result of the impairment test was $18.5 million, leaving a carrying balance of franchise value of $45.5 million as of June 30, 2008, compared with a balance of $70.0 million at December 31, 2007.

A rollforward of our intangible assets (which also include certain amortizable assets such as non-compete agreements and customer lists) was as follows:

	Six Months Ended June 30,
	2008	2007
Balance, beginning of period	$68,946	$69,054
Intangible assets acquired	176	3,171
Amortization expense	(18)	(17)
Intangible assets transferred to discontinued operations	(5,116)	(2,242)
Intangible asset impairments	(18,456)	—

Balance, end of period	$45,532	$69,966

Depending upon economic conditions, ongoing store performance, cash flows from operations and overall market capitalization, we may be required to record additional intangible asset impairment charges in future periods.

Note 10. Asset Impairments

Long-lived assets held and used and definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. If estimated future undiscounted net cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value.

As a result of the adverse change in the business climate and our reduced earnings and cash flow forecast, we tested certain long-lived assets for recoverability in the second quarter of 2008. This impairment test was performed just prior to performing the first step of the goodwill impairment test as explained in Note 9. The undiscounted cash flows calculation was based on projected cash flows per our internal forecast, consistent with those used to perform the goodwill and franchise impairment tests. As a result of this test, one store location indicated an impairment of its long-lived assets. An impairment of $0.4 million was recorded in the second quarter of 2008.

The L2 business model was placed on hold and the existing stores are being integrated with Lithia operations. Following that decision, as well as recent negative operating performance of certain L2 stores, our evaluation determined that the carrying values of three stores were not recoverable as of June 30, 2008. These locations were appraised as a precursor to mortgage financing. The appraisals contained an indicated value of the facilities that was less than the cost basis. Based on the appraisal data received, the internal projections, and management’s judgment, an impairment of $7 million was recorded on the three facilities in the second quarter of 2008.

In addition, other assets in the amount of $2.6 million were written off as a result of the impairment test.

Depending upon economic conditions, ongoing store performance, cash flows from operations and overall market capitalization, we may be required to record additional asset impairment charges in future periods.

Note 11. Credit Facility Amendments

In the first quarter of 2008, we executed the second and third amendments to our $225 million working capital, acquisition and used vehicle credit facility (the “Credit Facility”) with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“Chrysler Financial”), DCFS U.S.A. LLC (“Mercedes Financial”) and Toyota Motor Credit Corporation (“TMCC”), providing an increase of $75 million in available credit, for a total amount of up to $300 million, and adjustments to certain financial covenants. Also, we received a one year extension on the maturity date.

In August 2008, we executed the fourth amendment to the Credit Facility, effective as of June 30, 2008. The most recent amendment reduces our minimum net worth ratio and lowers our required covenant performance ratios through the second quarter of 2009, to allow us to operate more effectively in the current economic environment. Beginning in the third quarter of 2009, the covenant performance ratio requirements increase on a quarterly basis so that by the fourth quarter of 2009, they will return to the levels mandated in the original agreement.

The outstanding balance on the Credit Facility was reduced from approximately $173 million as of March 31, 2008 to approximately $138 million as of June 30, 2008. Due to the temporary suspension of our acquisition plans, and in an effort to reduce the fees associated with unutilized credit, the total amount available on the line was reduced from $300 million to $200 million. Additionally, the agreement reduces the facility to $175 million and $150 million in the third and fourth quarters of 2008, respectively. As part of the fourth amendment, we have received approval to dispose of approximately $150 million in assets, including assets currently held for sale. Additional acquisitions or dispositions in excess of $10 million require lender approval.

In addition, cash dividends are limited to $.05 per share in the third quarter of 2008 and are allowed, based on a formula, beyond that quarter. Repurchases by us of our common stock are not allowed without prior approval. The interest rate on the agreement increased, and we anticipate an additional expense of approximately $0.01 per share for the remainder of 2008 as a result. We were assessed a $0.2 million change fee on the amendment and the maturity date was revised to April 30, 2010.

Note 12. Financing Transactions

During the second quarter of 2008, we received proceeds of $66.1 million through mortgage financing and sale-leaseback transactions of real estate. Two financing transactions were sale-leasebacks. These transactions did not qualify for sale recognition under SFAS No. 66, “Accounting for Sales of Real Estate,” due to continuing involvement by us related to certain environmental remediation and other required facility actions.

Note 13. Interest Rate Swaps

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

We earn interest on the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at June 30, 2008 was 2.46% per annum as reported in the Wall Street Journal.

Note 14. Deferred Tax Assets

In connection with our reduced operating performance, goodwill impairment and other asset impairment charges in the second quarter of 2008, we recorded a total of $113.5 million of deferred tax assets. Total net deferred tax assets at June 30, 2008 were $49.2 million.

Pursuant to SFAS No. 109, “Accounting for Income Taxes”, we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and available tax-planning strategies, we believe it is more likely than not that we will realize the benefits of these deductible differences. At June 30, 2008, we have not recorded any valuation allowance on deferred tax assets. However, a valuation allowance could be recorded in the future if estimates of taxable income during the carryforward period are reduced.

Note 15. Reclassifications

As more fully described in Note 7, certain reclassifications related to our discontinued operations were made to the prior period financial statements to conform to the current period presentation. Certain other immaterial reclassifications were made to conform to the current period presentation.

Note 16. Contingencies

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

Alaska Used Vehicles Sales Disclosures

On May 30, 2006, four of our wholly owned subsidiaries located in Alaska were served with a lawsuit alleging that the stores failed to comply with Alaska law relating to various disclosures required to be made during the sale of a used vehicle. The complaint was filed by Jackie Lee Neese, et al. v. Lithia Chrysler Jeep of Anchorage, Inc., et al. in the Superior Court for the State of Alaska at Anchorage, case number 3AN-06-04815CI. The complainants seek to represent other similarly situated customers. The court has not certified the suit as a class action. During the pendency of the Neese case, the State of Alaska brought charges against Lithia’s subsidiaries alleging the same factual allegations, and also alleging violations related to the practice of charging document fees. We settled the State action which we believe resolves the disputes. However, the plaintiffs in the private action moved to intervene in the State of Alaska matter, and they also filed a second putative class action lawsuit, Jackie Lee Neese, et al, v. Lithia Chrysler Jeep of Anchorage, Inc., case number 3AN-06-13341CI, related to the document fee claims identified in the State of Alaska’s complaint. The second Neese lawsuit was consolidated with the first case. The court denied the plaintiffs’ request to intervene in the State of Alaska matter and the plaintiffs have filed an appeal with the Alaska Supreme Court challenging that denial. Oral arguments on the appeal have been held, but no ruling has been issued. The trial court dismissed two of the stores involved in the first lawsuit because none of the named plaintiffs had purchased any vehicles from the two stores. The plaintiffs have also appealed that dismissal to the Alaska Supreme Court. Both the private lawsuits, as well as the implementation of the settlement with the State of Alaska, have been stayed pending a ruling in the appeal of the State of Alaska case.

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

Lithia and its subsidiary asked the trial court to certify its order as a final judgment. After the trial court denied their request, Lithia and its subsidiary petitioned the Washington Court of Appeals for discretionary review of the summary judgment decision, which was granted in April 2008. Defendants opening briefs have been filed.

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

Note 17. Recent Accounting Pronouncements

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

FSP No. APB 14-1

In May 2008, the FASB issued Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 12, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that such instruments should separately account for the liability and equity components in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are still evaluating the effects that the adoption of this FSP will have on our financial position, cash flows and results of operations.

FSP No. 142-3

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP also adds certain disclosure requirements for intangible assets with definite useful lives. This FSP is applicable to fiscal years beginning after December 15, 2008 and interim statements within that fiscal year. We are still evaluating the effects that the adoption of this FSP will have on our financial position, cash flows and results of operations.

Note 18. Subsequent Events

Disposal of Stores

In August 2008, we sold our Issaquah, Washington Chevrolet store. There was no significant gain or loss recorded as a result of the sale of this store included within discontinued operations as of June 30, 2008.

Also in August 2008, we sold our Burlingame, California Chrysler Jeep Dodge store, which was included in discontinued operations as of June 30, 2008. A loss of approximately $0.6 million was recorded related to a lease reserve required under the terms of the sale.

Subordinated Note Conversion Rate

The July 2008 dividend payment triggered an adjustment to the conversion rate of our subordinated note as it resulted in the cumulative adjustment over the prior two dividend payments exceeding 1% of the current conversion rate. The conversion rate per $1,000 of notes was adjusted to 27.7098 from 27.1914 and the conversion price was adjusted to $36.09 from $36.78.

Stock-Based Compensation

In August 2008, we issued 762,000 non-qualified stock options to approximately 97 key employees. The options vest over a period of four years and are exercisable for a period of six years. The fair value of these stock options totaled $0.7 million and will be recognized over the vesting period of the options.

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

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of August 11, 2008, we offered 28 brands of new vehicles and all brands of used vehicles in 106 stores in the United States and over the Internet. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

Although falling consumer confidence, declining home values, tightening credit markets and domestic auto manufacturers losing market share are all adversely impacting vehicle sales, we believe the principal driving force is the accelerated rise in gasoline and diesel prices. As of June 30, 2008, oil prices have doubled over the past year, and have increased six-fold since 2002.

For the three and six-month periods ended June 30, 2008, we recorded a net loss of approximately $244 million and $246 million, respectively. Our results were negatively impacted by a decline in revenues and gross profit, as well as significant impairment charges recorded in the second quarter of 2008. We recorded impairment charges on goodwill, indefinite-lived intangible assets (franchise value), certain long-lived and other assets in the period, totaling $305.9 million. Of the $305.9 million charge, $4.9 million was included as a component of selling, general and administrative expense. We also recorded an asset impairment charge of $56.8 million related to our discontinued operations during the second quarter of 2008. See Notes 7, 9 and 10 of Condensed Notes to Consolidated Financial Statements for additional information.

Excluding the impairment charges, our operations have improved on a sequential basis from the fourth quarter of 2007 through the second quarter of 2008 as we have responded to the continued economic weakness. On a non-GAAP basis, the elimination of the effect of the non-cash impairment charges would have improved our net loss by approximately $243 million in both the three and six-month periods ended June 30, 2008.

For the three months ended June 30, 2008, excluding non-cash impairment charges of $(10.51) per share in continuing operations and $(12.27) per share including discontinued operations, on a non-GAAP basis we had earnings of $0.10 per diluted share from continuing operations, and broke even on a diluted per share basis including discontinued operations. The loss recorded under GAAP was $(10.41) per share from continuing operations, and $(12.27) including discontinued operations in the period.

As the economic environment continued to deteriorate in the second quarter of 2008, we evaluated our business and determined actions to be taken in order to achieve our profit margin and growth objectives for the long term. In the last year, we have reduced our headcount by over 800 employees.

In June 2008, we announced restructuring plans that were designed to generate annualized savings of $18 million. In the second quarter of 2008, we eliminated over 150 positions. The disposition of stores will also result in lower costs necessary to run our operations.

Cost cutting measures include:

•	Restructuring store management personnel and duties;
•	Reducing headcount across the company;
•	Reducing all corporate level expenses where possible; and
•	Further centralizing offices by region.

In addition, the following restructuring actions are planned to help preserve capital and improve profitability:

•	Reducing domestic exposure and stores with poor operating history by divesting 15 underperforming stores;
•	Deferring all uncommitted capital expenditures;
•	Selling all unnecessary property and assets including aircraft and excess land;
•	Financing certain unfinanced real estate;
•	Postponing acquisitions until prices stabilize;
•	Significantly adjusting pricing on all inventories to match current demand;
•	Adjusting inventory mix to meet consumers shift in preference for smaller, more fuel-efficient new and used vehicles; and
•	Deferring investment in new L2 Auto stores.

We have achieved the $18 million of annualized savings through the end of July 2008. During this process, we identified an additional $4 million in cost savings, bringing the total to $22 million in potential annualized cost savings.

Internal projections for our L2 model contained significant startup losses. When the decision to invest in the L2 concept was made, we were in a more stable and profitable economic cycle. Beginning in the fourth quarter of 2007, our profits, and the state of the economy in general, deteriorated.

As part of our restructuring plan, the investment in L2 locations was placed on hold as we were unwilling to continue to absorb the expected startup losses. The associated corporate salary costs for the L2 operational team was substantial, and the personnel associated with the project were re-assigned to other areas of the Company to reduce the current cost of the initiative and to focus talented personnel on improving operations throughout the organization.

Once the L2 development team was re-deployed to other areas of the organization, the existing L2 stores were integrated into the Lithia platform. The customer-friendly processes are still in place, but we are utilizing all of the Lithia systems in the locations. The Loveland L2 location was closed in June 2008, and the Colorado Lithia stores will be utilizing the facility until it is sold. We relocated our Kia franchise into the Cedar Rapids facility to add new car and ancillary revenue streams to the existing used car operations. Three locations related to the L2 concept were appraised as a precursor to financing. The appraisals contained an indicated value of the facilities that was less than the cost basis. Based on the appraisal data received, recent negative performance, the internal projections, and management’s judgment, an impairment of $7 million was recorded on the three facilities in the second quarter of 2008.

We did not incur any material severance, lease termination or other restructuring charges related to these actions in the three or six-month periods ended June 30, 2008.

Manufacturers have continued to offer, and even increase, incentives on new vehicle sales during 2008 through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers. To complement the manufacturers’ incentive strategy, we employ a volume-based strategy for our new vehicle sales. Chrysler, which represents approximately 36% of our new vehicle sales, has moved to a new incentive program providing approximately $400 in incentives per vehicle. This is a revision from prior years, which provided a tiered sales incentive based on year-over-year sales improvements. We believe this will have a positive impact on our results, as we are not dependent on increasing overall new vehicle sales to receive incremental manufacturer incentives on each vehicle sold.

In July 2008, Chrysler Financial announced the termination of its lease program. We do not anticipate a significant impact due to this change as the majority of our transactions with Chrysler Financial are retail installment contracts, not leases. We anticipate additional retail incentives from Chrysler Financial as a result of the termination.

As previously disclosed in the first quarter of 2008, we incurred expenses related to an internal investigation for improper reporting of new vehicle sales in order to claim incentives offered by certain manufacturers. We also experienced a forfeiture of amounts contributed under our benefits plan in 2007. In addition, we had a change in estimate on the elimination of gross profit on reconditioning work for used vehicles still in our inventory. The net of these three items, on a pre-tax basis, totaled to an additional expense of approximately $1.2 million in the first quarter of 2008.

In the second quarter of 2008, we received insurance proceeds related to a hail storm which reduced selling, general and administrative expense by approximately $1.6 million.

Outlook

We anticipate a continued weak economic environment throughout 2008. In the second quarter of 2008, we withdrew our guidance for the remainder of the year due to the current uncertainty surrounding the price of oil and consumer spending.

Most of the margin shift we have experienced in recent years is a result of an attempt to emphasize a volume-based strategy throughout our business. However, in the second quarter of 2008, we believe the disposition of trucks and SUVs to match consumer demand and reduced sales projections resulted in below normal profit margins on used vehicles. We have taken steps to improve our new vehicle margins by providing training on new vehicle pricing. We continue to address our used vehicle inventory mix and anticipate lower margins will continue until inventories are adjusted. Also, we are emphasizing parts and accessories sales which have resulted in a slight decline in the blended service, body and parts margin.

Results of Continuing Operations

Certain revenue, gross profit margin and gross profit information by product line was as follows:

	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
Three Months Ended June 30, 2008
New vehicle	56.0%	7.8%	26.2%
Used vehicle retail	22.4	11.1	15.0
Used vehicle wholesale	4.6	(3.7)	(1.0)
Finance and insurance(1)	3.7	100.0	21.9
Service, body and parts	13.1	47.9	37.5
Fleet and other	0.2	30.7	0.4

	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
Three Months Ended June 30, 2007
New vehicle	58.6%	7.6%	26.3%
Used vehicle retail	21.9	14.5	18.9
Used vehicle wholesale	4.8	2.7	0.9
Finance and insurance(1)	3.8	100.0	22.7
Service, body and parts	10.7	48.3	30.9
Fleet and other	0.2	32.8	0.3

	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
Six Months Ended June 30, 2008
New vehicle	55.0%	7.8%	25.4%
Used vehicle retail	22.8	11.4	15.4
Used vehicle wholesale	4.9	(2.4)	(0.7)
Finance and insurance(1)	3.7	100.0	22.0
Service, body and parts	13.4	47.2	37.5
Fleet and other	0.2	35.8	0.4

	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
Six Months Ended June 30, 2007
New vehicle	57.8%	7.7%	26.1%
Used vehicle retail	21.9	14.6	18.7
Used vehicle wholesale	5.0	3.4	0.9
Finance and insurance(1)	3.9	100.0	22.5
Service, body and parts	11.3	48.0	31.5
Fleet and other	0.1	37.2	0.3

(1)	Commissions reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008(1)	2007(1)	2008(1)	2007(1)
Revenues:
New vehicle	56.0%	58.6%	55.0%	57.8%
Used vehicle retail	22.4	21.9	22.8	21.9
Used vehicle wholesale	4.6	4.8	4.9	5.0
Finance and insurance	3.7	3.8	3.7	3.9
Service, body and parts	13.1	10.7	13.4	11.3
Fleet and other	0.2	0.2	0.2	0.1

Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	16.7	16.8	16.8	17.2
Asset impairment charges	45.2	—	22.8	—
Selling, general and administrative expenses	14.4	12.6	14.5	13.1
Depreciation and amortization	0.8	0.6	0.8	0.6

Operating income (loss)	(43.8)	3.6	(21.3)	3.4
Floorplan interest expense	(0.9)	(1.0)	(0.9)	(0.9)
Other interest expense	(0.9)	(0.6)	(0.8)	(0.6)
Other income, net	0.2	0.0	0.1	0.0

Income (loss) from continuing operations before taxes	(45.4)	2.1	(22.9)	1.9
Income tax benefit (expense)	14.3	(0.8)	7.2	(0.8)

Income (loss) from continuing operations	(31.1)%	1.3%	(15.7)%	1.2%

(1)	The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the three and six-month periods ended June 30, 2008 compared to the three and six-month periods ended June 30, 2007:

(Dollars in thousands)	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
Revenues:
New vehicle	$372,476	$482,612	$(110,136)	(22.8)%
Used vehicle retail	149,262	180,510	(31,248)	(17.3)
Used vehicle wholesale	30,713	39,163	(8,450)	(21.6)
Finance and insurance	24,287	31,433	(7,146)	(22.7)
Service, body and parts	86,916	88,435	(1,519)	(1.7)
Fleet and other	1,490	1,297	193	14.9

Total revenues	665,144	823,450	(158,306)	(19.2)
Cost of sales:
New vehicle	343,558	446,169	(102,611)	(23.0)
Used vehicle retail	132,629	154,306	(21,677)	(14.0)
Used vehicle wholesale	31,848	38,088	(6,240)	(16.4)
Service, body and parts	45,284	45,692	(408)	(0.9)
Fleet and other	1,032	871	161	18.5

Total cost of sales	554,351	685,126	(130,775)	(19.1)

Gross profit	110,793	138,324	(27,531)	(19.9)
Asset impairment charges	300,952	—	300,952	*
Selling, general and administrative	95,910	103,668	(7,758)	(7.5)
Depreciation and amortization	5,425	4,784	641	13.4

Operating income (loss)	(291,494)	29,872	(321,366)	*
Floorplan interest expense	(5,790)	(7,875)	(2,085)	(26.5)
Other interest expense	(5,894)	(4,648)	1,246	26.8
Other income, net	1,104	111	993	894.6

Income (loss) from continuing operations before taxes	(302,074)	17,460	(319,534)	*
Income tax benefit (expense)	95,254	(6,937)	(102,191)	*

Income (loss) from continuing operations	$(206,820)	$10,523	$(217,343)	*

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
New units sold	13,285	16,719	(3,434)	(20.5)%
Average selling price per new vehicle	$28,037	$28,866	$(829)	(2.9)

Used retail units sold	8,903	10,821	(1,918)	(17.7)
Average selling price per used retail vehicle	$16,765	$16,681	$84	0.5

Used wholesale units sold	5,490	6,097	(607)	(10.0)
Average selling price per used wholesale vehicle	$5,594	$6,423	$(829)	(12.9)

Finance and insurance sales per retail unit	$1,095	$1,141	$(46)	(4.0)

(Dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
Revenues:
New vehicle	$726,915	$892,657	$(165,742)	(18.6)%
Used vehicle retail	300,932	337,744	(36,812)	(10.9)
Used vehicle wholesale	66,403	77,463	(11,060)	(14.3)
Finance and insurance	48,852	59,505	(10,653)	(17.9)
Service, body and parts	176,677	173,805	2,872	1.7
Fleet and other	2,438	1,979	459	23.2

Total revenues	1,322,217	1,543,153	(220,936)	(14.3)
Cost of sales:
New vehicle	670,591	823,602	(153,011)	(18.6)
Used vehicle retail	266,680	288,282	(21,602)	(7.5)
Used vehicle wholesale	67,999	74,829	(6,830)	(9.1)
Finance and insurance	93,327	90,459	2,868	3.2
Service, body and parts	1,564	1,242	322	25.9

Total cost of sales	1,100,161	1,278,414	(178,253)	(13.9)

Gross profit	222,056	264,739	(42,683)	(16.1)
Asset impairment charges	300,952	—	300,952	*
Selling, general and administrative	191,438	202,749	(11,311)	(5.6)
Depreciation and amortization	10,787	9,237	1,550	16.8

Operating income (loss)	(281,121)	52,753	(333,874)	*
Floorplan interest expense	(11,727)	(14,608)	(2,881)	(19.7)
Other interest expense	(11,004)	(9,013)	1,991	22.1
Other income, net	1,199	324	875	270.1

Income (loss) from continuing operations before taxes	(302,653)	29,456	(332,109)	*
Income tax benefit (expense)	95,378	(11,651)	(107,029)	*

Income (loss) from continuing operations	$(207,275)	$17,805	$(225,080)	*

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
New units sold	25,292	31,004	(5,712)	(18.4)%
Average selling price per new vehicle	$28,741	$28,792	$(51)	(0.2)

Used retail units sold	17,676	20,505	(2,829)	(13.8)
Average selling price per used retail vehicle	$17,025	$16,471	$554	3.4

Used wholesale units sold	10,961	11,711	(750)	(6.4)
Average selling price per used wholesale vehicle	$6,058	$6,615	$(557)	(8.4)

Finance and insurance sales per retail unit	$1,137	$1,155	$(18)	(1.6)

*	Not meaningful.

Revenues

Total revenues decreased 19.2% and 14.3%, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007 and reflected the challenging retail environment, higher fuel prices, tighter credit environment, declines in home values and weak economy.

Same-store sales percentage increases (decreases) were as follows:

	Three months ended June 30, 2008 vs. three months ended June 30, 2007	Six months ended June 30, 2008 vs. six months ended June 30, 2007
New vehicle retail, excluding fleet	(23.3)%	(19.7)%
Used vehicle retail	(21.5)	(16.1)
Used vehicle wholesale	(25.7)	(17.8)
Total vehicle sales, excluding fleet	(22.9)	(18.6)
Finance and insurance	(23.5)	(19.1)
Service, body and parts	(2.9)	(0.4)
Total sales, excluding fleet	(20.8)	(16.6)

Same store sales are calculated for stores that were in operation as of June 30, 2007, and only including the months of operations for both comparable periods. For example, a store acquired in April 2007 would be included in same store operating data beginning in May 2007, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the periods of May through June of both comparable years.

The declines in same-store total vehicle sales, excluding fleet, were primarily a result of the retail environment, but were exaggerated by our heavier domestic automaker exposure. The domestic manufacturers place a higher reliance on truck and SUV sales to drive revenue and increasing gas prices have pushed consumer demand towards smaller, fuel-efficient vehicles. Compounding the shift, our rural locations rely on heavy vehicle sales and comprise the majority of our revenue. The change in demand towards these cars has slowed overall sales levels and forced us to lower prices on used vehicles to provide sufficient economic incentives to assist customers stretched by high gas prices. Finally, as more consumers focus on fuel efficient transportation, the average sale price has declined due to the lower vehicle price point associated with cars as compared to trucks and SUVs.

Our service, body and parts business was less affected by the challenging economic environment in the first two quarters of 2008 than our other business lines. This demonstrates the counter-cyclicality of this component of our business. Warranty work accounts for approximately 19% of our same-store service, body and parts sales. Same-store warranty sales in the three and six-month periods ended June 30, 2008 were down 5.5% and 2.2%, respectively, compared to the same periods of 2007. Domestic brand warranty work decreased by 2.6% and 0.1%, respectively, while import warranty work decreased by 9.9% and 5.7%, respectively, during the three and six-month periods ended June 30, 2008 compared to the same periods of 2007. The customer pay service and parts business, which represented approximately 81% of the total service, body and parts business in both the three and six-month periods ended June 30, 2008, was down 2.3% and up 0.1%, respectively on a same-store basis compared to the same periods of 2007.

Penetration rates for certain products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Finance and insurance	76%	76%	78%	76%
Service contracts	41	44	42	44
Lifetime oil change and filter	36	37	36	38

Gross Profit

Gross profit decreased $27.5 million and $42.7 million, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007 due to decreased total revenues, as well as a decrease in our overall gross profit margin. Our gross profit margin by business line was as follows:

	Three Months Ended June 30,		Basis Point Change*
	2008	2007
New vehicle	7.8%	7.6%	20bp
Retail used vehicle	11.1	14.5	(340)
Wholesale used vehicle	(3.7)	2.7	(640)
Finance and insurance	100.0	100.0	—
Service, body and parts	47.9	48.3	(40)
Overall	16.7	16.8	(10)

	Six Months Ended June 30,		Basis Point Change*
	2008	2007
New vehicle	7.8%	7.7%	10bp
Retail used vehicle	11.4	14.6	(320)
Wholesale used vehicle	(2.4)	3.4	(580)
Finance and insurance	100.0	100.0	—
Service, body and parts	47.2	48.0	(80)
Overall	16.8	17.2	(40)

*	A basis point is equal to 1/100th of one percent.

The slight increase in new vehicle margins in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007 was a result of additional training provided to our employees on the pricing of new vehicles, as well as a shift towards sales of cars instead of trucks. Our stores typically target a dollar amount of profit on each vehicle sale, rather than a percentage. As such, when the average vehicle sale price declines but the profit remains consistent, margins are positively affected. This trend accelerated throughout the second quarter of 2008 and we believe it will continue to improve for the remainder of the year.

The challenging retail environment led to the declines in gross profit margins in the remainder of our business lines and overall during the three and six-month periods ended June 30, 2008 compared to the same periods of the 2007, especially within the used vehicle markets, as we adjusted our inventories due to a shift in the types of used vehicles in demand. We also concentrated on reducing levels of used vehicles to create room on our credit facility. Service, body and parts gross margins declined due to the continued shift to parts and accessories business and more competitive pricing on service work in order to emphasize volume.

Goodwill and Other Asset Impairment Charges

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our goodwill and other indefinite lived intangible assets for impairment at least annually or more frequently if conditions indicate that an impairment may have occurred. In addition, long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.”

During the second quarter of 2008, based on the decision to dispose of approximately 10% of our stores, an adverse change in the business climate, our reduced earnings and cash flow forecast and a significant decline in our market capitalization, we determined that our goodwill and other indefinite lived intangible assets, as well as our other long-lived assets, required an interim impairment test.

Based on the results of this analysis, we recorded the following impairment charges within continuing operations in the second quarter of 2008.

Goodwill	$272.5 million
Franchise value and other intangibles	18.5 million
Real estate	7.4 million
Other	2.6 million

$301.0 million

After the charge, and the allocation of goodwill based on the stores classified in discontinued operations, our remaining balance in goodwill is zero. We also recorded an impairment charge within continuing operations of approximately $18.5 million on our indefinite-lived intangible assets (franchise value), reducing the recorded value of intangible assets to approximately $45.5 million. See Notes 9 and 10 of Notes to Condensed Consolidated Financial Statements for additional information.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

SG&A decreased $7.8 million and $11.3 million, respectively, in the three and six-month periods ended June 30, 2008 compared to same periods of 2007. SG&A increased to 14.4% and 14.5% of revenue, respectively, in the three and six-month periods ended June 30, 2008 compared to 12.6% and 13.1%, respectively, in the comparable periods of 2007. The increases in SG&A as a percentage of revenue were primarily due to a lower revenue base as vehicle sales have declined in the current year periods compared to the same periods of 2007.

The decreases in dollars spent were primarily due to the following:

	Three months ended June 30, 2008 vs. three months ended June 30, 2007	Six months ended June 30, 2008 vs. six months ended June 30, 2007
Decrease related to salaries, bonuses and benefits	$(7.4) million	$(14.6) million
Decrease related to sales compensation	(4.0) million	(5.8) million
Increase related to acquisitions	0.5 million	2.3 million
Increase related to write-off of construction projects and other assets	4.9 million	4.9 million
Decrease related to insurance recovery	(1.6) Million	(1.6) million
Increase (decrease) in other expenses	(0.2) million	3.5 million

	$(7.8) million	$(11.3) million

SG&A as a percentage of gross profit is an industry standard for measuring performance relative to SG&A. In the three and six-month periods ended June 30, 2008, SG&A expense included a $4.5 million charge related to terminated construction projects. On a non-GAAP basis, the elimination of this charge would have reduced SG&A as a percentage of gross profit to 82.5% and 84.2%, as opposed to 86.6% and 86.2% respectively, in the three and six-month periods ended June 30, 2008. This was an increase from 74.9% and 76.6%, respectively, in the comparable periods of 2007.

Depreciation and Amortization

Depreciation – Buildings is comprised of depreciation expense related to buildings and significant remodels or betterments. Depreciation and Amortization – Other, is comprised of depreciation expense related to furniture, tools and equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

Depreciation and amortization increased $0.6 million and $1.6 million, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007 due to the addition of property and equipment primarily related to our acquisitions, as well as improvements to existing facilities and equipment costs related to our office centralization and L2 initiatives. We expect this expense to slow in future periods as we continue to evaluate the necessity of capital expenditures given the weak economic environment.

Operating Income (Loss)

Operating income (loss) in the three and six-month periods ended June 30, 2008 were (43.8)% and (21.3)% of revenue, respectively, compared to 3.6% and 3.4% of revenue, respectively, in the comparable periods of 2007. The decreases were due primarily to the asset impairment charges discussed above, as well as decreased gross profit and increased SG&A and depreciation and amortization as a percentage of revenues.

Due to the significant non-cash impairment charges recorded in the second quarter of 2008, we are providing our results excluding the impairments of goodwill, indefinite-lived intangible assets, long-lived assets, and other items as discussed in the section titled “Goodwill and Other Asset Impairment Charges” above.

We note that for the quarter ended June 30, 2008, excluding non-cash impairment charges of $(10.51) per share in continuing operations and $(12.27) per share including discontinued operations, on a non-GAAP basis we had earnings of $0.10 per share from continuing operations, and broke even on a per share basis including discontinued operations. The actual loss was $(10.41) per share from continuing operations, and $(12.27) including discontinued operations in the period.

The following tables reconcile reported GAAP results per the statement of operations to non-GAAP results (in thousands):

Unaudited	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income (loss) from continuing operations before income taxes – as reported	$(302,074)	$17,460	$(302,653)	$29,456
Goodwill and other asset impairment	305,897	—	305,897	—

Pretax income from continuing operations – non GAAP	$3,823	$17,460	$3,244	$29,456

Loss from discontinued operations before income taxes – as reported	$(60,163)	$(4,269)	$(63,245)	$(4,611)
Goodwill and other asset impairment	56,826	4,105	56,826	4,105

Pretax loss from discontinued operations – non GAAP	$(3,337)	$(164)	$(6,419)	$(506)

Pretax income (loss) – as reported	$(362,237)	$13,191	$(365,898)	$24,845
Goodwill and other asset impairment	362,723	4,105	362,723	4,105

Pretax income (loss) – non GAAP	$486	$17,296	$(3,175)	$28,950

Unaudited	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Income (loss) from continuing operations – as reported	$(206,820)	$10,523	$(207,275)	$17,805
Goodwill and other asset impairment, net of tax	208,601	—	208,601	—

Income from continuing operations – non GAAP	$1,781	$10,523	$1,326	$17,805

Loss from discontinued operations, net of tax – as reported	$(36,964)	$(2,580)	$(38,670)	$(2,787)
Goodwill and other asset impairment, net of tax	34,790	2,481	34,790	2,481

Loss from discontinued operations – non GAAP	$(2,174)	$(99)	$(3,880)	$(306)

Net income (loss) – as reported	$(243,784)	$7,943	$(245,945)	$15,018
Goodwill and other asset impairment, net of tax	243,391	2,481	243,391	2,481

Net income (loss) – non GAAP	$(393)	$10,424	$(2,554)	$17,499

The following table reconciles reported GAAP diluted earnings (loss) per share (“EPS”) to non-GAAP diluted EPS:

Unaudited	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income (loss) per share from continuing operations – as reported	$(10.41)	$0.50	$(10.47)	$0.85
Goodwill and other asset impairment	10.51	—	10.57	—

Net income per share from continuing operations – non GAAP	$0.10	$0.50	$0.10	$0.85

Loss per share from Discontinued Operations – as reported	$(1.86)	$(0.12)	$(1.96)	$(0.13)
Goodwill and other asset impairment	1.76	0.11	1.79	0.11

Loss per diluted share from discontinued operations – non GAAP	$(0.10)	$(0.01)	$(0.17)	$(0.02)

Net income (loss) per share as reported	$(12.27)	$0.38	$(12.43)	$0.72
Goodwill and other asset impairment	12.27	0.11	12.36	0.11

Net income (loss) per diluted share – non GAAP	$—	$0.49	$(0.07)	$0.83

Floorplan Interest Expense

Floorplan interest expense decreased $2.1 million and $2.9 million, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007. Decreases of $2.6 million and $4.2 million, respectively, resulted from decreases in the average interest rates on our floorplan facilities. In addition, a decrease of $0.4 million resulted in the three-month period ended June 30, 2008 compared to the same period of 2007 due to a decrease in the average outstanding balances of our floorplan facilities. These decreases were partially offset by a $0.9 million and a $1.3 million increase, respectively, related to our interest rate swaps.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle line of credit.

Other interest expense increased $1.2 million and $2.0 million, respectively, in the three and six-month periods ended June 30, 2008 compared to the same periods of 2007. Changes in the average outstanding balances resulted in increases of approximately $1.3 million and $2.7 million, respectively. These increases were partially offset by a $0.1 million and a $0.7 million decrease, respectively, related to decreases in the weighted average interest rate on our debt in the 2008 periods compared to the 2007 periods. Interest expense related to the $85.0 million of senior subordinated convertible notes that were issued in May 2004 currently totals approximately $770,000 per quarter, which consists of $611,000 of contractual interest and $159,000 of amortization of debt issuance costs.

Other interest expense was reduced by $0.3 million and $0.7 million, respectively, due to capitalized interest on construction projects for the three and six-month periods ended June 30, 2008 and $0.7 million and $1.4 million, respectively, for the comparable periods of 2007.

Income Tax Expense

Our effective tax benefit rate was 31.5% in both the three and six-month periods ended June 30, 2008 compared to an effective tax expense rate of 39.7% and 39.6%, respectively, in the comparable periods of 2007. For the full year 2008, we anticipate our income tax benefit rate to be approximately 32.8%.

Discontinued Operations

We continually monitor the performance of each of our stores and make determinations to sell a store based primarily on return on capital criteria. When a store meets the criteria to be classified as “held for sale,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations are reclassified into discontinued operations. All stores included in discontinued operations have been, or will be, eliminated from our on-going operations upon completion of the sale. We anticipate the completion of the sale for each store to occur within 12 months from the date of determination. For stores that remain in discontinued operations for more than 12 months, we perform an evaluation under the criteria established in SFAS No. 144 to determine if continued inclusion is appropriate.

In the second quarter of 2008, we performed an evaluation of our portfolio of stores mainly focusing on profitability as well as brand mix criteria. This evaluation resulted in 11 underperforming stores with mostly domestic franchises being classified as held for sale and within discontinued operation, and one additional store ceasing operations during the second quarter of 2008. We did not dispose of any stores classified within discontinued operations during the first six months of 2008. For the three and six-month periods ended June 30, 2008 and 2007, there were 15 and 17 stores classified within discontinued operations, respectively. Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue	$47,988	$99,161	$101,609	$192,456

Pre-tax loss from discontinued operations	$(3,337)	$(164)	$(6,419)	$(506)
Loss on disposal activities	(56,826)	(4,105)	(56,826)	(4,105)

	(60,163)	(4,269)	(63,245)	(4,611)
Income tax benefit	23,199	1,689	24,575	1,824

Loss from discontinued operations, net of income taxes	$(36,964)	$(2,580)	$(38,670)	$(2,787)

Amount of goodwill and other intangible assets disposed of	$—	$—	$—	$—

The loss on disposal activities included the following impairment charges (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Goodwill	$39,910	$1,620	$39,910	$1,620
Franchise value	2,089	2,469	2,089	2,469
Property, plant and equipment	11,418	16	11,418	16
Inventory	2,991	—	2,991	—
Other	418	—	418	—

	$56,826	$4,105	$56,826	$4,105

Assets and liabilities held for sale are valued at the lower of cost or fair value less costs to sell. Estimates of fair value are based on the proceeds we expect to realize on the sale of the disposal groups. Inventory losses primarily related to prior model year new and used vehicles that had carrying values in excess of estimated proceeds to be generated through wholesale distribution.

As additional market information becomes available and negotiations with prospective buyers continue, anticipated fair market values may change for the assets and liabilities held for sale. These changes may require the recognition of additional losses in future periods.

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base.

As of June 30, 2008, we had 14 stores, six development properties and the company airplane held for sale. As of December 31, 2007, we had three stores held for sale. Assets held for sale included the following (in thousands):

	June 30, 2008	December 31, 2007
Inventories	$55,978	$12,550
Property, plant and equipment	73,447	10,459
Intangible assets	3,645	798

	$133,070	$23,807

Liabilities held for sale related to stores and development properties included the following (in thousands):

	June 30, 2008	December 31, 2007
Floorplan notes payable	$46,253	$10,391
Real estate debt	33,034	7,466

	$79,287	$17,857

Seasonality and Quarterly Fluctuations

Historically, our sales have been lower in the first and fourth quarters of each year due to consumer purchasing patterns during the holiday season, inclement weather in certain of our markets and the reduced number of business days during the holiday season. As a result, financial performance is expected to be lower during the first and fourth quarters than during the second and third quarters of each fiscal year. We believe that interest rates, levels of consumer debt, consumer confidence and manufacturer sales incentives, as well as general economic conditions, also contribute to fluctuations in sales and operating results. Acquisitions had also been a contributor to fluctuations in our operating results from quarter to quarter.

However, in 2008, primarily as a result of economic conditions previously described, these historical trends have not continued.

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

Repayments of floorplan debt on vehicles financed prior to this change in control continue to be classified as an operating activity which reduced cash flows from operating activities by $74.9 million for the first six months of 2007. On a non-GAAP basis, the elimination of the effect of the change in control would have increased cash flows from operations to $1.9 million, as opposed to $(73.0) million for the six months ended June 30, 2007.

We believe the reader should consider this factor when reviewing our statement of cash flows and related cash flows from operating activities. We do not anticipate this condition to occur in future periods as floorplan financing does not typically change classification categories in the statement of cash flows.

Our principal needs for liquidity and capital resources had been to finance acquisitions and capital expenditures, as well as for working capital and the funding of our cash dividend payments. We relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements, financing of real estate and the proceeds from public equity and private debt offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses, capital requirements and current level of cash dividends for at least the next 12 months from June 30, 2008. We are executing a plan to provide additional financing options to augment our existing cash and working capital line of credit to be prepared to refinance our 2.875% Senior Subordinated Convertible Notes which can be put to us in May 2009 at the option of the holders, and to accommodate our long-term growth strategy. As required by the Fourth Amendment to our Credit Facility, we have developed, and are executing, a plan to create sufficient available borrowing on our credit line by March 2009 to be able to pay off the notes in May 2009. As part of this plan, we have entered into, or are in the process of entering into, selective mortgage financings, sale leasebacks and other asset sales to generate capital. In the first six months of 2008, these actions allowed us to reduce our outstanding debt on our credit line from $184 million at December 31, 2007 to $138 million at June 30, 2008. We also expect to generate approximately $30 to $40 million of capacity during the third quarter of 2008 as we reduce our used vehicle inventory, which will lower the outstanding balance on our credit line.

In addition to the mortgage financings and sale leaseback transactions, potential sources of additional liquidity include the placement of subordinated debentures or loans, store sales or other asset sales. We will evaluate all of these options and select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available to us in sufficient amounts or with terms acceptable to us.

Interest rates on all of our credit facilities below, excluding the effects of our interest rate swaps, ranged from 3.6% to 4.5% at June 30, 2008. Amounts outstanding on the lines at June 30, 2008, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at June 30, 2008	Maximum Availability at June 30, 2008
New and program vehicle lines	$479,786	$—	(1)
Working capital, acquisition and used vehicle credit facility	138,000	61,718	(2)(3)

	$617,786	$61,718

(1)	There are no formal limits on the new and program vehicle lines with certain lenders.
(2)	Reduced by $282 for outstanding letters of credit.
(3)	The amount available on the line is limited based on a borrowing base calculation and fluctuates monthly.

Flooring Notes Payable

Our inventories increased to $623.2 million at June 30, 2008 from $601.8 million at December 31, 2007. We maintained a disciplined inventory approach throughout 2007 and into 2008. During the second quarter of 2008, we repriced our entire inventory to reflect current demand and pricing. As a result of the challenging retail environment, our days supply of new vehicles at June 30, 2008 was 10 days above our average historical June 30 balances and 13 days above our December 31, 2007 levels. Our days supply of used vehicles was 16 days above our historical June 30 balances at June 30, 2008, and one day above our December 31, 2007 balances. This resulted from softness in the used vehicle market, as well as from an unfavorable mix of inventory. We continue to work to respond to changes in consumer demand in order to bring our inventory in line with historical levels.

In connection with the increased inventories, our new vehicle flooring notes payable increased to $479.8 million at June 30, 2008 from $451.6 million at December 31, 2007. New vehicles are financed at approximately 100% of invoice cost.

Share Repurchase and Dividends

Our Board of Directors declared dividends of $0.14 per share on our Class A and Class B common stock, which were paid in January 2008, April 2008 and July 2008 and totaled approximately $2.8 million each payment period. Management evaluates performance and makes a recommendation on dividend payments on a quarterly basis. Pursuant to our amended credit facility, cash dividends are limited to $.05 per share in the third quarter of 2008 and are allowed, based on a formula, beyond that quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through June 30, 2008, we have purchased a total of 479,731 shares under this program, none of which were purchased during 2008. The fourth amendment to the credit facility requires lender approval prior to any share repurchases. We may continue to repurchase shares from time to time in the future if permitted by our credit facilities and as conditions warrant. Current tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place. With the dividend, we are able to offer an immediate and tangible return to all of our shareholders.

Credit Facility

We have a working capital, acquisition and used vehicle credit facility (the “Credit Facility”) with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“Chrysler Financial”), DCFS U.S.A. LLC (“Mercedes Financial”) and Toyota Motor Credit Corporation (“TMCC”).

In August 2008, we amended the Credit Facility, effective as of June 30, 2008. The most recent amendment reduces our minimum net worth ratio and lowers our required covenant performance ratios through the second quarter of 2009, to allow us to operate more effectively in the current economic environment. Beginning in the third quarter of 2009, the covenant performance ratio requirements increase on a quarterly basis so that by the fourth quarter of 2009, they will return to the levels mandated in the original agreement.

The outstanding balance on the Credit Facility was reduced from approximately $173 million as of March 31, 2008 to approximately $138 million as of June 30, 2008. Due to the temporary suspension of our acquisition plans, and in an effort to reduce the fees associated with unutilized credit, the total amount available on the line was reduced from $300 million to $200 million. Additionally, as we anticipate a continued reduction in the balance on the Credit Facility due to asset sales and other sources of capital, the agreement reduces the available balance to $175 million and $150 million in the third and fourth quarters of 2008, respectively. As part of the fourth amendment, we have received approval to dispose of approximately $150 million in assets, including assets currently held for sale. Additional acquisitions or dispositions in excess of $10 million require lender approval.

In addition, cash dividends are limited to $.05 per share in the third quarter of 2008 and are allowed, based on a formula, beyond that quarter. Repurchases by us of our common stock are not allowed without prior approval. The interest rate on the agreement increased, and we anticipate an additional expense of approximately $0.01 per share for the remainder of 2008 as a result. We were assessed a $0.2 million change fee on the amendment and the maturity date was revised to April 30, 2010. We believe the credit facility continues to be an attractive source of financing given the current cost and availability of credit alternatives.

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

As of June 30, 2008, we were in compliance with the financial and restrictive covenants set forth in the most recent amendment.

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

2.875% Senior Subordinated Convertible Notes due 2014

We also have outstanding $85.0 million of 2.875% senior subordinated convertible notes due 2014. We will also pay contingent interest on the notes during any six-month interest period beginning May 1, 2009, in which the trading price of the notes for a specified period of time equals or exceeds 120% of the principal amount of the notes. The notes are currently convertible into shares of our Class A common stock at a price of $36.09 per share upon the satisfaction of certain conditions and upon the occurrence of certain events as follows:

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

A declaration and payment of a dividend in excess of $0.08 per share per quarter will result in additional adjustments in the conversion rate for the notes if such cumulative adjustment exceeds 1% of the current conversion rate. The January and July 2008 dividends resulted in changes in the current conversion rate per $1,000 of notes, which is currently 27.7098.

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

Capital Commitments

We had capital commitments of $35.6 million at June 30, 2008 for the construction of five new facilities. All of the new facilities are replacing existing facilities. We already incurred $22.7 million for these projects and anticipate incurring $22.4 million in the remainder of 2008 and the remaining $13.2 million in 2009 for these commitments. In the second quarter of 2008, we terminated approximately $60 million of non-essential construction projects and placed other pending capital investments on hold. As a result of these actions, we recorded an expense of approximately $4.5 million, of which $3.0 million was related to invoiced expenditures and $1.5 million was related to capitalized interest incurred on the expenditures and associated land.

We expect to pay for the construction out of existing cash balances, construction financing and borrowings on our line of credit. Upon completion of the projects, we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended.

We anticipate approximately $20 to $25 million in non-financeable capital expenditures in 2008, $9 to $14 million of which will be spent in the remaining two quarters of 2008. Non-financeable capital expenditures are defined as minor upgrades to existing facilities, minor leasehold improvements, the percentage of major construction typically not financed by commercial mortgage debt, and purchases of furniture and equipment.

There is a high probability of delaying future projects until economic conditions improve. However, we currently have approximately $60.0 million to $70.0 million in capital expenditures under consideration for various new facilities and remodeling projects over the next 1 to 3 years. These projects are still in the planning stage or are awaiting approvals or awards from governmental agencies or manufacturers. We will continue to evaluate the advisability of the expenditures given the current weak economic environment, and anticipate a prudent approach to future capital commitments.

Critical Accounting Policies and Use of Estimates

We reaffirm our critical accounting policies and use of estimates as described in our 2007 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 11, 2008.

See Notes 7, 9 and 10 of Condensed Notes to Consolidated Financial Statements for a discussion of our goodwill and other asset impairment charges in the second quarter of 2008.

New Accounting Pronouncements

See Note 17 of Condensed Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 11, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15. Based upon this evaluation, and because we are continuing to remediate the material weakness regarding reporting vehicle sales to the manufacturer as described below, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of June 30, 2008.

During the fourth quarter of 2007, management identified the following two material weaknesses in our internal control over financial reporting. This section of Item 4. “Controls and Procedures,” should be read in conjunction with Item 9A. “Controls and Procedures,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for additional information on Management’s Report on Internal Control Over Financial Reporting.

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

As discussed below in “Remediation of Previously Reported Material Weaknesses”, we have remediated this material weakness as of June 30, 2008.

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

As discussed below in “Remediation of Previously Reported Material Weaknesses,” we are in the process of remediating this material weakness as of June 30, 2008.

Remediation of Previously Reported Material Weaknesses

Ineffective Communication and Application of Accounting Policies for Revenue Recognition

During the quarter ended June 30, 2008, we remediated the material weakness of communication and application of accounting polices for revenue recognition. In connection with our remediation process we took the following corrective actions:

•

Distributed a “Plain English” written policy as to when a car sale is deemed complete for revenue recognition purposes. Included within the written policy are transaction level preventative controls that clearly specify procedures regarding the dating of contracts and proper cutoff.

•	Formal training was required for all personnel associated with the updated policy/process.
•	Our Internal Audit group developed procedures to monitor compliance of transaction level controls contained within the written policy.

•	Management maintained an additional layer of monitoring controls performed quarterly designed to ensure any material misstatement will be detected and corrected timely.

Improper Reporting of Vehicles Sold to the Manufacturer and Responding to Manufacturer Audits

During the quarter ended June 30, 2008, we continued the process of remediating the material weakness of improper reporting of vehicles sold to the manufacturer and responding to manufacturer audits. In connection with our remediation process we are in the process of implementing, or already have implemented, the following corrective actions:

•	We have distributed a “Plain English” written policy as to when a vehicle sale should be reported sold to the manufacturer.
•	Our Internal Audit group developed procedures to monitor compliance of transaction level controls contained within the written policy.
•

Distributed an additional policy that requires prompt notification to management and our internal audit group of any scheduled manufacturer audits. All manufacturer audits are now be kept in a central repository for reference purposes.

•	Store office personnel now reconcile all vehicles reported sold to the manufacturer against internal sales journals on a monthly basis.
•	Duties in our store were segregated such that the reporting to the manufacturers of vehicles sold is limited to individuals who are not directly compensated based upon results of store operations.
•	Formal training of store personnel was required for all personnel associated with the process.
•

With the intent to be more proactive, in addition to the whistleblower hotline, a fraud questionnaire is now distributed to store personnel monthly. This questionnaire gives store personnel another medium to express concern regarding known illegal practices and or fraud.

Changes in Internal Control Over Financial Reporting

Management has implemented changes in our internal control over financial reporting during the quarter ended June 30, 2008 as described above in “Remediation of Previously Reported Material Weaknesses.”

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition or cash flows. See also Note 15 of Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

See also Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our common stock during the second quarter of 2008:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 to April 30	245	$9.375	—	—
May 1 to May 31	—	—	—	—
June 1 to June 30	—	—	—	—

Total	245	9.375	—	—

These shares were purchased pursuant to the terms of our 2003 Stock Incentive Plan, which allows for an employee to pay tax withholding obligations related to the vesting of employee restricted stock awards with shares of our common stock.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of the shareholders was held on May 21, 2008. Class A shares carry 1 vote per share on all matters voted upon and Class B shares carry 10 votes per share on all matters voted upon. The following actions were approved:

1.	To elect the following persons to serve as directors of Lithia Motors, Inc. until the next annual meeting of shareholders and until their successors are duly elected and qualified:

Name		No. of Shares Voting For	No. of Shares Withheld Voting
Sidney B. DeBoer	Class A	14,008,234	348,042
	Class B	3,762,231	—
Thomas Becker	Class A	12,055,856	2,300,420
	Class B	3,762,231	—
Bryan DeBoer	Class A	12,359,216	1,997,060
	Class B	3,762,231	—
Maryann N. Keller	Class A	12,088,669	2,267,607
	Class B	3,762,231	—
William J. Young	Class A	12,066,548	2,289,728
	Class B	3,762,231	—

2.	To approve the 2008 Discretionary Support Services and 2008 L2 Bonus Plans:

	Number of Shares Voting For	Number of Shares Voting Against	Number of Shares Abstaining	Number of Broker Non-Votes
Class A	13,574,979	190,431	590,866	—
Class B	3,762,231	—	—	—

3.	To approve an amendment to the Lithia Motors, Inc. 1998 Employee Stock Purchase Plan to increase the number of shares issuable under the plan:

	Number of Shares Voting For	Number of Shares Voting Against	Number of Shares Abstaining	Number of Broker Non-Votes
Class A	10,986,274	852,736	619,436	1,897,830
Class B	3,762,231	—	—	—

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Lithia Motors, Inc. (filed as Exhibit 3.2 to Form 8-K filed November 15, 2007 and incorporated herein by reference).
10.1	Fourth Amendment to revolving credit facility with U.S. Bank National Association, as Agent.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2008	LITHIA MOTORS, INC.

	By	/s/ SIDNEY B. DEBOER
Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)