Form 10-Q
period 2008-09-30
LITHIA MOTORS INC
filed 2008-11-07
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	16,735,462
Class B common stock without par value	3,762,231
(Class)	(Outstanding at November 6, 2008)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2008	December 31, 2007
Assets
Current Assets:
Cash and cash equivalents	$17,621	$21,665
Contracts in transit	30,288	48,474
Trade receivables, net of allowance for doubtful accounts of $302 and $391	49,491	60,913
Inventories, net	426,620	601,759
Vehicles leased to others, current portion	8,683	9,498
Prepaid expenses and other	14,787	10,647
Deferred income taxes	1,724	1,775
Assets held for sale	230,319	23,807

Total Current Assets	779,533	778,538
Land and buildings, net of accumulated depreciation of $18,932 and $20,628	263,815	363,391
Equipment and other, net of accumulated depreciation of $44,834 and $46,126	58,180	98,355
Goodwill	—	311,527
Other intangible assets, net of accumulated amortization of $71 and $52	41,563	68,946
Other non-current assets	4,981	5,978
Deferred income taxes	46,790	—

Total Assets	$1,194,862	$1,626,735

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$226,077	$311,824
Floorplan notes payable: non-trade	109,362	139,766
Current maturities of senior subordinated convertible notes	69,000	—
Current maturities of other long-term debt	30,009	13,327
Trade payables	30,542	38,715
Accrued liabilities	62,131	63,602
Liabilities held for sale	140,696	17,857

Total Current Liabilities	667,817	585,091
Real estate debt, less current maturities	154,726	179,160
Other long-term debt, less current maturities	99,500	276,335
Other long-term liabilities	16,832	14,647
Deferred income taxes	—	63,290

Total Liabilities	938,875	1,118,523
Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 16,515 and 15,960	233,495	229,151
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	8,839	8,112
Accumulated other comprehensive loss	(981)	(1,437)
Retained earnings	14,166	271,918

Total Stockholders’ Equity	255,987	508,212

Total Liabilities and Stockholders’ Equity	$1,194,862	$1,626,735

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Revenues:
New vehicle sales	$309,447	$408,084	$967,476	$1,192,917
Used vehicle sales	154,129	184,257	463,444	544,332
Finance and insurance	21,130	27,435	64,942	79,682
Service, body and parts	77,586	77,990	232,093	228,238
Fleet and other	867	2,326	3,256	4,265

Total revenues	563,159	700,092	1,731,211	2,049,434
Cost of sales:
New vehicle sales	285,847	374,921	892,983	1,098,497
Used vehicle sales	142,579	163,223	422,903	477,942
Service, body and parts	39,919	40,844	121,070	118,743
Fleet and other	499	2,006	2,063	3,248

Total cost of sales	468,844	580,994	1,439,019	1,698,430

Gross profit	94,315	119,098	292,192	351,004
Goodwill impairment	—	—	272,503	—
Other asset impairment	—	—	23,402	—
Selling, general and administrative	78,152	87,726	247,071	267,110
Depreciation - buildings	1,245	1,035	3,686	3,006
Depreciation and amortization - other	3,113	3,236	9,767	9,217

Operating income (loss)	11,805	27,101	(264,237)	71,671
Other income (expense)
Floorplan interest expense	(4,637)	(6,503)	(14,871)	(18,935)
Other interest expense	(4,318)	(3,851)	(13,303)	(11,720)
Other income, net	1,890	108	3,030	362

Total other income (expense)	(7,065)	(10,246)	(25,144)	(30,293)

Income (loss) from continuing operations before income taxes	4,740	16,855	(289,381)	41,378
Income tax (provision) benefit	(2,038)	(6,827)	90,652	(16,527)

Income (loss) from continuing operations	2,702	10,028	(198,729)	24,851
Discontinued operations:
Income (loss) from operations, net of income taxes	(1,520)	945	(6,824)	3,621
Net gain (loss) from disposal activities, net of income taxes	(3,545)	264	(42,755)	(2,217)

	(5,065)	1,209	(49,579)	1,404

Net income (loss)	$(2,363)	$11,237	$(248,308)	$26,255

Basic income (loss) per share from continuing operations	$0.13	$0.51	$(9.98)	$1.27
Basic income (loss) per share from discontinued operations	(0.25)	0.07	(2.50)	0.08

Basic net income (loss) per share	$(0.12)	$0.58	$(12.48)	$1.35

Shares used in basic per share calculations	20,125	19,529	19,904	19,509

Diluted income (loss) per share from continuing operations	$0.13	$0.48	$(9.98)	$1.19
Diluted income (loss) per share from discontinued operations	(0.25)	0.05	(2.50)	0.06

Diluted net income (loss) per share	$(0.12)	$0.53	$(12.48)	$1.25

Shares used in diluted per share calculations	20,234	22,058	19,904	22,102

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(248,308)	$26,255
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	272,503	—
Other asset impairments	23,402	—
Depreciation and amortization	13,453	12,223
Depreciation and amortization within discontinued operations	2,989	3,176
Amortization of debt discount	149	158
Stock-based compensation	1,477	2,708
Gain on early extinguishment of debt	(1,643)	—
(Gain) loss on disposal of assets	4,761	(24)
Loss from disposal activities within discontinued operations	67,129	3,693
Deferred income taxes	(110,310)	12,704
Excess tax benefits from share-based payment arrangements	(2)	(285)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	11,424	(1,395)
Contracts in transit	18,186	7,618
Inventories	66,647	32,198
Vehicles leased to others	(637)	(2,828)
Prepaid expenses and other	(4,734)	2,529
Other non-current assets	(712)	(1,326)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	(18,564)	(127,959)
Trade payables	(10,232)	(5,024)
Accrued liabilities	(1,975)	6,057
Other long-term liabilities and deferred revenue	(2,958)	(1,625)

Net cash provided by (used in) operating activities	82,045	(31,147)
(Please refer to Liquidity and Capital Resources in Management’s Discussion and Analysis)
Cash flows from investing activities:
Capital expenditures:
Non-financeable	(12,255)	(21,436)
Financeable	(33,161)	(49,026)
Proceeds from sale of assets	18,321	7,866
Cash paid for acquisitions, net of cash acquired	(605)	(13,315)
Proceeds from sale of stores	13,721	16,627

Net cash used in investing activities	(13,979)	(59,284)
Cash flows from financing activities:
Floorplan notes payable: non-trade	(11,786)	80,081
Borrowings on lines of credit	354,000	537,319
Repayments on lines of credit	(454,000)	(544,319)
Principal payments on long-term debt, scheduled	(5,431)	(4,130)
Principal payments on long-term debt and capital leases, other	(24,054)	(13,150)
Proceeds from issuance of long-term debt	73,985	31,909
Proceeds from issuance of common stock	3,595	5,072
Repurchase of common stock	(2)	(5,231)
Excess tax benefits from share-based payment arrangements	2	285
Dividends paid	(8,419)	(8,256)

Net cash provided by (used in) financing activities	(72,110)	79,580

Decrease in cash and cash equivalents	(4,044)	(10,851)
Cash and cash equivalents:
Beginning of period	21,665	26,600

End of period	$17,621	$15,749

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$38,177	$43,413
Cash paid (received) during the period for income taxes	(2,686)	2,349
Supplemental schedule of non-cash investing and financing activities:
Floorplan debt acquired in connection with acquisitions	$566	$14,797
Floorplan debt paid in connection with store disposals	13,212	16,189
Acquisition of assets with capital leases	3,107	32
Common stock received for the exercise price of stock options	2	87
Assets acquired through store exchange	—	3,820
Dividends accrued and not yet paid	1,025	—

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

These consolidated financial statements contain unaudited information as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and 2007. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2007 is derived from our 2007 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2007 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories consisted of the following (in thousands):

	September 30, 2008	December 31, 2007
New and program vehicles	$329,408	$432,718
Used vehicles	70,334	136,239
Parts and accessories	26,878	32,802

	$426,620	$601,759

Note 3. Earnings (Loss) Per Share

Following is a reconciliation of the income (loss) from continuing operations and weighted average shares used for our basic earnings (loss) per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

	2008			2007
Three Months Ended September 30,	Income from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income from continuing operations available to common stockholders	$2,702	20,125	$0.13	$10,028	19,529	$0.51
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	—	—	—	476	2,283	(0.03)
Stock options and unvested restricted stock	—	109	—	—	246	—

Diluted EPS
Income from continuing operations available to common stockholders	$2,702	20,234	$0.13	$10,504	22,058	$0.48

Antidilutive Securities
2 7/8% convertible senior subordinated notes		2,212			—

Shares issuable pursuant to stock options not included since they were antidilutive		1,953			550

	2008			2007
Nine Months Ended September 30,	Loss from Continuing Operations	Shares	Per Share Amount	Income from Continuing Operations	Shares	Per Share Amount
Basic EPS
Income (loss) from continuing operations available to common stockholders	$(198,729)	19,904	$(9.98)	$24,851	19,509	$1.27
Effect of Dilutive Securities
2 7/8% convertible senior subordinated notes	—	—	—	1,403	2,281	(0.06)
Stock options and unvested restricted stock	—	—	—	—	312	(0.02)

Diluted EPS
Income (loss) from continuing operations available to common stockholders	$(198,729)	19,904	$(9.98)	$26,254	22,102	$1.19

Antidilutive Securities
2 7/8% convertible senior subordinated notes		2,276			—

Shares issuable pursuant to stock options not included since they were antidilutive		1,390			524

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine-month periods ended September 30, 2008 and 2007 included the change in the fair value of cash flow hedging instruments that are reflected in stockholders’ equity, net of tax, instead of net income (loss). The following table sets forth the calculation of comprehensive income (loss) (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Net income (loss)	$(2,363)	$11,237	$(248,308)	$26,255
Cash flow hedges:
Derivative gain (loss), net of tax effect of $(210), $(571), $283 and $(12)	(347)	(924)	456	(19)

Total comprehensive income (loss)	$(2,710)	$10,313	$(247,852)	$26,236

Note 5. Dividend Payments

Cash dividends at the rate of $0.14 per common share, which totaled approximately $2.8 million, were paid on each of January 30, 2008, April 29, 2008 and July 29, 2008 to shareholders of record on January 16, 2008, April 15, 2008 and July 15, 2008, respectively.

In addition, on August 18, 2008, we announced a dividend of $0.05 per common share, which totaled approximately $1.0 million and was accrued as of September 30, 2008. The dividend was paid on October 29, 2008 to shareholders of record on October 15, 2008.

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

In addition, in the first quarter of 2008, we granted performance-based awards to certain officers and other employees based on the future performance of our L2 Auto division. These awards include non-qualified stock option grants to executive and other officers and restricted stock grants to other employees. The non-qualified stock option grants, which totaled 159,413 shares of our common stock, were granted with an exercise price equal to the fair market value of our common stock on the date of grant. These options have varying vesting provisions with full vesting occurring on the fourth anniversary of the grant date and expire on the sixth anniversary of the grant date. Restricted stock grants covering 13,500 shares of our common stock were also granted and have varying vesting provisions with full vesting occurring on the fourth anniversary of the grant date. Vesting of both the non-qualified stock options and the restricted stock is contingent upon the L2 Auto division achieving performance objectives for the 2009, 2010 and 2011 fiscal years. Based on the slowing of additional development in the L2 Auto division, the likelihood of the performance-based awards being earned is remote.

Total compensation related to the stock-based awards issued in the first quarter of 2008 was $1.2 million as calculated pursuant to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” Of the $1.2 million, approximately $0.3 million will be recognized in 2008.

In the second quarter of 2008, we granted 4,400 shares of common stock to members of our Board of Directors and one consultant. The fair market value on the date of grant was $6.775 per share and the shares were 100% vested on the date of grant. Total compensation expense related to these shares was $30,000, which was recognized over the service period of June 2007 through May 2008.

In the third quarter of 2008, we issued 762,000 non-qualified stock options at an exercise price of $5.37 per share to approximately 97 key employees. The options vest over a period of four years and are exercisable for a period of six years. The fair value of these stock options, calculated pursuant to SFAS No. 123 totaled $0.7 million, net of forfeitures, and will be recognized over the vesting period of the options, with $0.1 million being recognized in 2008.

In addition, in the third quarter of 2008, we issued non-qualified stock options covering a total of 9,167 shares of our common stock to members of our Board of Directors. In the past, these awards were made in March of each year, however, the Compensation Committee changed the grant date of these awards to coincide with the beginning of the Board’s service year. These options will vest in full on May 31, 2009, to coincide with the completion of the current service year. The fair value of these stock options, calculated pursuant to SFAS No. 123 totaled $16,000 and will be recognized over the vesting period of the options, with $7,000 being recognized in 2008.

Note 7. Discontinued Operations

We continually monitor the performance of each of our stores and make determinations to sell a store based primarily on return on capital criteria. When the decision is made to dispose of a location, we evaluate the store to ensure that it meets the criteria to be classified as “held for sale,” as defined by paragraph 30 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This evaluation includes the following considerations:

•	Our executive management group, possessing the necessary authority, commits to a plan to dispose the store.

•	The store is available for immediate sale in its present condition. The sale is subject only to terms that are usual and customary.

•	We initiate an active program to locate buyers and take other actions that are required to sell the store.

•	We believe there is a market for the store and that its disposal is likely. We also expect to record the transfer of the store as a completed sale within one year.

•	We actively market the store for sale at a price that is reasonable in relation to current estimated fair value.

•	We believe it is unlikely management will make significant changes to the plan or withdraw the plan. We have not, to date, withdrawn any plan related to the disposal of locations.

In the second quarter of 2008, we performed an evaluation of our portfolio of stores focusing on profitability as well as brand mix criteria. This evaluation resulted in 11 underperforming stores, mostly consisting of domestic franchises, being classified as held for sale and presented within discontinued operations, and one additional store ceasing operations during the second quarter of 2008.

In addition, during the third quarter of 2008, as a further part of our restructuring plan, 14 more stores were classified as discontinued operations. We disposed of 6 stores and closed 2 stores classified within discontinued operations during the first nine months of 2008. We disposed of one additional store in October 2008 and 3 additional stores in November 2008 through the date of the filing of this Form 10-Q.

As part of certain disposals, we have entered into facility lease agreements with the purchasers of three stores. These agreements call for short-term leases until the related real estate sales are completed, or are related to the longer-term assumption of a leased facility not owned by us. We have concluded that these leases do not meet the criteria of Emerging Issues Task Force Issue 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinuing Operations” indicating significant continuing involvement, and therefore have reported the operations of the disposed stores within discontinued operations.

When a store has been classified as held for sale for a period exceeding one year, we evaluate whether we continue to meet the criteria of SFAS No. 144, which states that the entity must evaluate whether it (1) initiated actions necessary to respond to the poor market conditions during the initial one-year period, (2) continues to actively market the asset at a price that is reasonable in view of market conditions, and (3) continues to meet all of the other criteria in paragraph 30 for classifying the asset as held for sale. As of September 30, 2008, we have one store that has been classified as held for sale for a period exceeding one year. Based on our evaluation, we believe that this store’s continued classification in discontinued operations is appropriate.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue	$113,490	$184,802	$369,264	$571,068

Pre-tax gain (loss) from discontinued operations	$(3,181)	$1,603	$(13,085)	$6,030
Net gain (loss) on disposal activities	(5,256)	412	(67,129)	(3,693)

	(8,437)	2,015	(80,214)	2,337
Income tax benefit (expense)	3,372	(806)	30,635	(933)

Gain (loss) from discontinued operations, net of income taxes	$(5,065)	$1,209	$(49,579)	$1,404

Amount of goodwill and other intangible assets disposed of	$7,762	$8,722	$7,762	$8,722

Cash generated from disposal activities	$13,721	$16,627	$13,721	$16,627

The gain (loss) on disposal activities included the following impairment charges (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Intangible Assets	$6,365	$703	$(37,681)	$(3,386)
Property, plant and equipment	(7,120)	4	(21,538)	(12)
Inventory	(3,257)	(126)	(6,248)	(126)
Other	(1,244)	(169)	(1,662)	(169)

	$(5,256)	$412	$(67,129)	$(3,693)

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

As of September 30, 2008, we had 21 stores, 10 development properties and the company airplane held for sale. As of December 31, 2007, we had three stores held for sale. Assets held for sale included the following (in thousands):

	September 30, 2008	December 31, 2007
Inventories	$88,780	$12,550
Property, plant and equipment	134,293	10,459
Intangible assets	7,246	798

	$230,319	$23,807

Liabilities held for sale related to stores and development properties included the following (in thousands):

	September 30, 2008	December 31, 2007
Floorplan notes payable	$71,532	$10,391
Real estate debt	69,164	7,466

	$140,696	$17,857

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

Under SFAS No. 157, the fair value is the price that would be received to sell an asset or paid to transfer a liability assuming an orderly transaction in the most advantageous market at the measurement date. The price that would be received or paid must be explained in terms of valuation methodology and the most advantageous market must consider transaction costs (but not include them in the fair value). SFAS No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value.

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

The inputs or methodology used for valuing financial assets and liabilities are not necessarily an indication of the risk associated with investing in them.

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

Following are the disclosures related to our financial assets and liabilities pursuant to SFAS No. 157 (in thousands):

	September 30, 2008
	Fair Value	Input Level
Interest rate swap assets	$841	Level 2
Interest rate swap liabilities	2,748	Level 2

Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to our interest rate swaps measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the three or nine month periods ended September 30, 2008.

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

Note 9. Goodwill and Indefinite-Lived Intangible Assets

Goodwill

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we are required to test our goodwill for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred. The impairment test is a two-step process. The first step identifies potential impairments by comparing the estimated fair value of the reporting unit with its book value. If the fair value of the reporting unit exceeds its carrying amount, goodwill is not impaired and the second step is not necessary. When the fair value of the reporting unit does not exceed its carrying amount, the second step of the impairment test requires the fair value of the reporting unit be allocated to all its recognizable assets and liabilities following a process similar to purchase price allocation in an acquisition, and any residual amount represents the implied fair value of goodwill. When the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded. In accordance with the provisions of SFAS No. 142, we have determined that we operate as one reporting unit.

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

We performed the first step of the goodwill impairment test by applying an Adjusted Present Value (“APV”) method to indicate the fair value of our reporting unit. Under the APV method, future cash flows, based on current forecasts and business plans, are used to estimate the future economic benefits that the reporting unit will generate. An estimate of the appropriate discount rate is utilized to convert forecasted amounts to their present value equivalent. Revenue growth rates are calculated based on management’s forecasted sales projections for the next two years and the longer-term revenue growth rates are based on the U.S. Department of Labor historical consumer price index data. The discount rate applied to the future cash flows includes an appropriate risk-free rate, a beta, an equity risk premium, and a small stock risk premium. Fair market values for real estate, which are determined outside of the APV model, are estimated based on information available on each specific property, including historical outside appraisals obtained on real estate properties, an estimate of value based on various factors including property tax assessments, local and regional rent factors, or other relevant information.

The first step of the impairment test showed that the fair value of our reporting unit was less than its carrying amount, indicating a potential impairment. We performed the second step of the impairment test, concluding that the implied fair value of goodwill was reduced to zero. This resulted in an impairment of the entire balance of goodwill totaling $272.5 million.

A roll-forward of our goodwill balance was as follows:

	Nine Months Ended September 30,
	2008	2007
Balance, beginning of period	$311,527	$307,424
Goodwill acquired	428	12,548
Goodwill transferred to and impaired within discontinued operations	(39,452)	(8,505)
Goodwill impairments	(272,503)	—

Balance, end of period	$—	$311,467

Indefinite-Lived Intangible Assets

Pursuant to SFAS No. 142, we account for franchise agreements as indefinite-lived intangible assets, which are not amortized, but tested for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred. Based on the same triggering events discussed above for goodwill, we determined that an impairment test for franchise values was required in the second quarter of 2008.

Based on our evaluation of Emerging Issues Task Force (“EITF”) 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” we have concluded that the appropriate unit of accounting for determining franchise value is on an individual store basis.

As a result of our decision to dispose of a portion of our stores, the specific franchise value carried by these stores in the amount of $9.1 million was reclassified to assets held for sale within discontinued operations through the third quarter of 2008. See Note 7 for the valuation of the franchise value within discontinued operations.

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

When evaluating the indicated fair value of the franchise determined with the use of the APV method, additional consideration was given to the value that market participants attribute to each type of franchise (domestic, import or luxury store) based on current market transactions. The market value of domestic stores has been negatively impacted by market conditions and historically high truck and SUV mix, while the market value of import or luxury stores continues to support the carrying amount of franchise value, where applicable.

In cases where the estimated fair value of the franchise was less than its carrying value, an impairment charge was taken. A partial or full impairment of the franchise value was recorded in the second quarter of 2008 on 16 franchises, including seven General Motors and nine Chrysler franchises. The total impairment charge recorded within continuing operations as a result of the impairment test was $18.5 million. In the third quarter of 2008, certain stores were classified as held for sale, resulting in a reclassification to discontinued operations of approximately $2.0 million of the previously recorded impairment charge. After the impairment charges were recorded, the carrying balance of franchise value was $41.5 million as of September 30, 2008, compared with a balance of $70.0 million at December 31, 2007.

A roll-forward of our intangible assets (which also include certain amortizable assets such as non-compete agreements and customer lists) was as follows:

	Nine Months Ended September 30,
	2008	2007
Balance, beginning of period	$68,946	$69,054
Intangible assets acquired	201	4,216
Amortization expense	(26)	(25)
Intangible assets transferred to discontinued operations	(9,102)	(2,242)
Intangible asset impairments	(18,456)	—

Balance, end of period	$41,563	$71,003

Depending upon economic conditions, ongoing store performance, cash flows from operations and overall market capitalization, we may be required to record additional intangible asset impairment charges in future periods.

Note 10. Asset Impairments

Long-lived assets held and used and definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” If estimated future undiscounted net cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value.

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

The L2 initiative was placed on hold and the existing stores are being integrated with Lithia operations. Following that decision, as well as recent negative operating performance of certain L2 stores, our evaluation determined that the carrying values of three stores were not recoverable as of June 30, 2008. These locations were appraised as a precursor to mortgage financing. The appraisals contained an indicated value of the facilities that was less than the cost basis. Based on the appraisal data received, the internal projections and management’s judgment, an impairment of $7 million was recorded on the three facilities in the second quarter of 2008. As a result of the classification of certain stores in discontinued operations in the third quarter of 2008, approximately $3 million of the impairment was reclassified into discontinued operations.

In addition, other assets in the amount of $2.6 million were written off as a result of the impairment test.

Depending upon economic conditions, ongoing store performance, cash flows from operations and overall market capitalization, we may be required to record additional asset impairment charges in future periods.

Note 11. Credit Facility Amendments

In the first quarter of 2008, we executed the second and third amendments to our $225 million working capital, acquisition and used vehicle credit facility (the “Credit Facility”) with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“Chrysler Financial”), DCFS U.S.A. LLC (“Mercedes Financial”) and Toyota Motor Credit Corporation (“TMCC”), providing an increase of $75 million in available credit, for a total amount of up to $300 million, and modifications to certain financial covenants. Also, we received a one-year extension on the maturity date to August 31, 2010.

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

The outstanding balance on the Credit Facility was reduced from approximately $173 million as of March 31, 2008 to approximately $84 million as of September 30, 2008. Due to the temporary slowing of our acquisition plans, and in an effort to reduce the fees associated with unutilized credit, the total amount available on the line was reduced from $300 million to $175 million in connection with the Fourth Amendment. Additionally, the amendment reduces the facility to $150 million in the fourth quarter of 2008. As part of the fourth amendment, we received approval to dispose of approximately $150 million in assets, including assets currently held for sale. Additional acquisitions or dispositions in excess of $10 million require lender approval.

In addition, under the fourth amendment, cash dividends are limited to $.05 per share in the third quarter of 2008 and are permitted, based on a formula, beyond that quarter. Repurchases by us of our common stock are not permitted without the prior approval of our lenders. The interest rate on the agreement increased, and we anticipate an additional expense of approximately $261,000, or $0.01 per share, in 2008 as a result. We were assessed a $0.2 million change fee on the amendment and the maturity date was revised to April 30, 2010.

Note 12. Financing Transactions

During the first nine months of 2008, we received proceeds of $77 million through mortgage financing and sale-leaseback transactions of real estate. Two financing transactions were sale-leasebacks. As of

September 30, 2008, one of these transactions does not qualify for sale recognition under SFAS No. 66, “Accounting for Sales of Real Estate,” due to continuing involvement by us related to certain environmental remediation and other required facility actions.

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

We earn interest on the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at September 30, 2008 was 3.9263% per annum as reported in the Wall Street Journal.

Note 14. Deferred Tax Assets

In connection with our reduced operating performance, goodwill impairment and other asset impairment charges in 2008, we recorded a total of $110 million of deferred tax assets in the first nine months of 2008. Total net deferred tax assets at September 30, 2008 were $48.5 million.

Pursuant to SFAS No. 109, “Accounting for Income Taxes,” we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and available tax-planning strategies, we believe it is more likely than not that we will realize the benefits of these deductible differences. At September 30, 2008, we have not recorded any valuation allowance on deferred tax assets. However, a valuation allowance could be recorded in the future if estimates of taxable income during the carryforward period are reduced.

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

Note 16. Repurchase of 2.875% Senior Subordinated Notes

In the third quarter of 2008, we repurchased $16.0 million face amount of our 2.875% senior subordinated convertible notes (the “Notes”) on the open market at a price of $89 per $100 of face amount for a total of $14.4 million. This transaction resulted in a gain of approximately $1.6 million, which was recorded in other income. The remaining balance of the Notes was $69 million as of September 30, 2008. See also Note 21 for a discussion of Note repurchases made in October 2008.

Note 17. Reclassifications

As more fully described in Note 7, certain reclassifications related to our discontinued operations were made to the prior period financial statements to conform to the current period presentation. Certain other immaterial reclassifications were made to conform to the current period presentation.

Note 18. Contingencies

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

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against the company (Dunham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs’ request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. We have filed a motion requesting reconsideration of this class certification, but the arbitrator died before issuing his opinion. No determination has been made whether to seek the appointment of a new arbitrator or request the court to assume jurisdiction. The reconsideration seeks a ruling whether these employees or some of these employees are exempt from the applicable state law that provides for the payment of overtime under certain circumstances.

Alaska Used Vehicles Sales Disclosures

On May 30, 2006, four of our wholly owned subsidiaries located in Alaska were served with a lawsuit alleging that the stores failed to comply with Alaska law relating to various disclosures required to be made during the sale of a used vehicle. The complaint was filed by Jackie Lee Neese, et al. v. Lithia Chrysler Jeep of Anchorage, Inc., et al. in the Superior Court for the State of Alaska at Anchorage, case number 3AN-06-04815CI. The complainants seek to represent other similarly situated customers. The court has not certified the suit as a class action. During the pendency of the Neese case, the State of Alaska brought charges against Lithia’s subsidiaries alleging the same factual allegations, and also alleging violations related to the practice of charging document fees. We settled the State action which we believe resolves the disputes. However, the plaintiffs in the private action moved to intervene in the State of Alaska matter, and they also filed a second putative class action lawsuit, Jackie Lee Neese, et al, v. Lithia Chrysler Jeep of Anchorage, Inc., case number 3AN-06-13341CI, related to the document fee claims identified in the State of Alaska’s complaint. The second Neese lawsuit was consolidated with the first case. The court denied the plaintiffs’ request to intervene in the State of Alaska matter and the plaintiffs have filed an appeal with the Alaska Supreme Court challenging that denial. Oral arguments on the appeal have been held, but no ruling has been issued. The trial court dismissed two of the stores involved in the first lawsuit because none of the named plaintiffs had purchased any vehicles from the two stores. The plaintiffs have also appealed that dismissal to the Alaska Supreme Court. Oral arguments were held and the parties are awaiting a decision from the Court. Both the private lawsuits, as well as the implementation of the settlement with the State of Alaska, have been stayed pending a ruling in the appeal of the State of Alaska case.

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

Lithia and its subsidiary asked the trial court to certify its order as a final judgment. After the trial court denied their request, Lithia and its subsidiary petitioned the Washington Court of Appeals for discretionary review of the summary judgment decision, which was granted in April 2008. Defendants opening briefs have been filed and the appeal is set for oral arguments on December 2, 2008.

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

VanSyoc Case

On August 14, 2002, Steven H. VanSyoc filed a lawsuit in the Superior Court of California for the County of Fresno (Case No. 08CECG02785) against a Lithia Motors subsidiary alleging fraud, deceit, intentional misrepresentation, concealment and failure to disclose, and negligence. Further, plaintiff asserts violations of California Civil Code § 1770(a)(2),(5),(6), (7), (9), (13), (14), (16) and (19) (a pattern, plan or scheme with intent to deceive or induce the purchase and increase the cost of vehicles; and California Civil Code § 17200, et.seq. (Unfair Competition Law)) and seeks an order enjoining the practice, unstated actual damages and an order certifying the case a class-action. Plaintiff alleges that we failed to disclose the vehicle he purchased was a former daily rental vehicle and misrepresented the terms and conditions of the Extended Service Agreement purchased by Plaintiff, and failed to disclose that the time and mileage limits actually started at a date significantly earlier than the purchase date. We have not yet filed an answer nor has any discovery been undertaken.

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

Note 19. Concentration of Risks

We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of a major vehicle manufacturer. Our Chrysler, General Motors and Ford stores represented over 55% of our total new vehicle retail sales in the nine-month period ended September 30, 2008. Chrysler alone accounted for 31% of those sales. All three domestic manufacturers have reported significant operating losses in the recent past.

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

If any of these events were to occur, our results of operations, financial position and cash flows could be adversely impacted. These events may also result in a partial or complete write-down of our intangible franchise rights with respect to any terminated franchises or impacted stores and cause us to incur impairment charges related to operating leases and/or receivables due from such manufacturers.

Note 20. Recent Accounting Pronouncements

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

Note 21. Subsequent Events

Repurchase of 2.875% Senior Subordinated Notes

In October 2008, we repurchased $17.4 million face amount of our 2.875% Notes on the open market at a price of $86.5 per $100 of face amount for a total of $15.1 million. In a separate transaction, also in October 2008, we purchased an additional $4.6 million face amount of the Notes on the open market at a price of $81 per $100 of face amount for a total of $3.7 million. The transactions resulted in a gain of approximately $3.1 million. Following these repurchases, $47 million face amount of principal remained outstanding.

Disposal of Stores

In October 2008, we disposed of Wenatchee Chrysler Dodge. The disposal generated cash of approximately $1.3 million and did not result in a material gain or loss.

In November 2008, we disposed of three additional stores, Butte Chrysler Jeep Dodge, Omaha Ford and Omaha Mercedes Benz. These disposals generated cash of approximately $7.5 million and did not result in a material gain or loss.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

Some of the statements in this Form 10-Q constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our 2007 Form 10-K, which was filed with the Securities and Exchange Commission on April 11, 2008. Since that date, certain risk factors have become more pronounced.

Credit Availability

The tightening credit market has increased the costs of and reduced those qualifying for loans. This has limited the ability of potential customers to secure financing to buy new or used vehicles and has also reduced the number of potential acquirers of stores we have placed in discontinued operations and are held for sale. Any further tightening of credit markets is expected to exacerbate these effects.

Manufacturer Stability

Particularly with respect to the three domestic manufactures (General Motors, Chrysler and Ford), the slowing economy, volatile fuel prices and tightening credit markets has resulted in significantly lower vehicle sales and a deteriorating financial condition that could affect their ability to survive. These manufactures are seeking financial assistance from the U.S. Government and the business press reports conversations between the management of General Motors and Chrysler concerning a possible merger or acquisition. The financial failure of any of these manufactures would have a material adverse affect on our financial position. The merger among any of these manufactures would likely result in a reduction in the number of makes and models produced and dealer points supported by the manufacturers. Such a consolidation would likely have an adverse affect on our results of operations and cash flows as well.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of November 6, 2008, we offered 27 brands of new vehicles and all brands of used vehicles in 98 stores in the United States and over the Internet. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

The economic weakness experienced in our industry and the broader economy continued through the third quarter of 2008. During the first nine months of the year, falling consumer confidence, declining home values, tightening credit markets and domestic auto manufacturers losing market share are all adversely impacting our vehicle sales. However, the principal driving force was the accelerated rise in gasoline and diesel prices. While more recently, oil prices have fallen, driving a corresponding reduction in gasoline and diesel prices, this positive development has been more than offset by the deteriorating general economic environment and the resultant decline in consumer confidence.

Overall macroeconomic issues, including rising unemployment and a decline in the stock market has negatively affected consumers’ desire to purchase automobiles. An additional factor negatively impacting auto sales has been the tightening of the credit markets experienced by the banking industry, and, by extension, the retail loan originators. The tightening of the credit markets has reduced the number of loans originated, restricted loans to more credit-worthy customers, reduced vehicle leasing programs, and increased the overall cost of financing. The domestic manufacturers captive financing companies have suffered additional pressure as the decline in credit ratings experienced by their parent companies has raised their cost of funds and prevented them from offering as many incentives designed to drive sales, such as subsidized interest rates and the level of loan to value they are willing to finance on vehicles.

We believe showroom traffic has suffered as a result of customers assuming that financing is not available or that they would not qualify for vehicle financing. One of the main objectives of our recent advertising has focused on overcoming this obstacle and communicating that consumer vehicle financing continues to be available. For example, we were still able to arrange financing on over 70% of our vehicles sold during the third quarter of 2008. We have utilized our partnerships with Route1 and DealerTrack to gain access to new lenders still active in auto lending. Changes in the credit application process through this technology have mitigated some of the impact of declining available credit, particularly for our stores where available credit within their local market has been negatively impacted. Additionally, some of the smaller, local banks and credit unions, which have always been our stable business partners, are picking up where some of the larger financial institutions have cut back.

Both new and used vehicle sales have been negatively affected in 2008 by declining valuations for most used vehicles. Fewer customers are trading in their used vehicles as the value they could receive is less than what they currently owe. This has negatively affected our supply of used vehicles as well as new vehicle sales as potential customers are not able to obtain new financing due to restrictions on the amount of money lenders will loan on a particular vehicle in excess of invoice cost, coupled with an increased likelihood that a larger differential exists between the previous loan balance and value of the vehicle being traded in.

The nine-month period ended September 30, 2008 included $301.0 million of goodwill and other asset impairment charges included as a component of operating loss and an additional $67.1 million as a component of discontinued operations. See Notes 7, 9 and 10 of Condensed Notes to Consolidated

Financial Statements for additional information. Excluding the impairment charges, our operations have improved on a sequential basis from the fourth quarter of 2007 through the third quarter of 2008 as we have responded to the continued economic weakness. On a non-GAAP basis, the elimination of the effect of the non-cash impairment charges would have improved our net loss by approximately $4.1 million and $247.5 million to net income of $1.8 million and net loss of $0.8 million in the three and nine-month periods ended September 30, 2008, respectively. For a reconciliation of the non-GAAP financial data, see “Pro Forma Reconciliations,” below.

For the nine-month period ended September 30, 2008, excluding non-cash impairment charges of $(10.28) per share in continuing operations and $(12.44) per share including discontinued operations, on a non-GAAP basis we had earnings of $0.30 per diluted share from continuing operations, and a loss of $(0.04) on a per diluted share basis including discontinued operations. The loss recorded under GAAP was $(9.98) per share from continuing operations, and $(12.48) per share including discontinued operations in the period. For a reconciliation of the non-GAAP financial data, see “Pro Forma Reconciliations,” below.

As the economic environment continued to deteriorate in the third quarter of 2008, we continued to evaluate our business and determined actions to be taken in order to operate profitably in the current adverse market conditions, as well to position ourselves to achieve our long-term growth objectives. The restructuring plan we announced on June 2, 2008 was expanded to include additional locations. As of September 30, 2008, we identified a total of 29 stores for divestiture. As of November 6, 2008, 12 of these stores had been sold and 17 stores remained for sale, 7 of which had preliminary agreements signed for their sale. These actions will reduce our store count by approximately one-fourth and will move us closer to our goal of a 50/50 domestic/import new vehicle sales mix.

Our restructuring plans have included other measures as well. Cost cutting measures include:

•	Restructuring store management personnel and duties;

•	Reducing headcount across the company;

•	Reducing all corporate level expenses where possible; and

•	Further centralizing offices by region.

In addition to the store divestitures discussed above, the following restructuring actions are planned to help preserve capital and improve profitability:

•	Deferring all uncommitted capital expenditures;

•	Selling certain development property and other assets including aircraft and excess land;

•	Financing certain unfinanced real estate;

•	Postponing acquisitions until prices stabilize; and

•	Adjusting inventory mix to meet consumers shift in preference for smaller, more fuel-efficient new and used vehicles.

The above actions have allowed us to achieve approximately $26 million of annualized savings through the end of September 2008 and we have identified an additional $7 million in future cost savings, bringing the total to approximately $33 million in potential annualized cost savings.

As part of our restructuring plan, the investment in L2 locations was placed on hold as we were unwilling to continue to absorb the expected startup losses. The associated corporate salary costs for the L2 operational team was substantial. After we placed the initiative on hold, certain personnel associated with the project were terminated and others were re-assigned to other areas to reduce costs and to improve operations.

Once the L2 development team was re-deployed to other areas of the organization, the existing L2 stores were integrated into the Lithia platform. We are utilizing all of the Lithia systems in the locations. We closed our Loveland L2 location in June 2008 and are currently using the facility in other Lithia operations. In September 2008, we completed the sale of our Cedar Rapids L2 location. We currently operate L2 locations in Amarillo and Lubbock, Texas. In the second quarter of 2008, three locations related to the L2 concept were appraised as a precursor to financing. The appraisals contained an indicated value of the facilities that was less than the cost basis. Based on the appraisal data received, recent negative performance, the internal projections, and management’s judgment, an impairment of $7 million was recorded on the three facilities in the second quarter of 2008.

We did not incur any material severance, lease termination or other restructuring charges related to any of these restructuring actions in the three or nine-month periods ended September 30, 2008.

Historically, manufacturers have offered incentives on new vehicle sales through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers. Through the first half of 2008, this strategy continued. However, in response to tightening in credit markets and the manufacturers’ weaker financial position, in the third quarter of 2008 we saw a shift away from incentives such as leasing and subsidized financing. Instead, additional support has been provided in the form of dealer and consumer rebates and repricing strategies.

In July 2008, Chrysler Financial announced the termination of its lease program. We do not anticipate a significant impact due to this change as the majority of our transactions with Chrysler Financial are retail installment contracts, not leases. We have received additional retail incentives from Chrysler Financial as a result of the termination of its lease program and may receive additional incentives in the future.

In September 2008, General Motors Acceptance Corporation (“GMAC”) announced changes to retail financing contracts they would accept, limiting them to customers with a credit score over 700, stipulating a term not longer than 60 months, and allowing for financing to not exceed the original invoice price of the vehicle purchased. These changes resulted in a smaller percentage of customers purchasing General Motors (“GM”) vehicles obtaining financing from GMAC. As a result of these factors, we have aggressively pursued alternative financing sources for our customers. GMAC has offered an incentive payment of $250 per retail contract placed with lenders other than GMAC. The network of smaller banks and credit unions we have historically used have continued to finance these vehicles, and we have not seen a material impact in our ability to retail GM vehicles or obtain financing for customers purchasing these vehicles.

Outlook

We anticipate a continued weak economic environment in the fourth quarter of 2008 and into 2009. Despite the economic weakness, we believe the actions discussed above will help mitigate its impact. As retailers, we are able to reduce many variable costs, a majority of which are personnel related, and adjust our inventories relatively quickly. We remain committed to quickly and aggressively responding to any further decline in the overall economy or the automotive retail environment and are prepared to continue to reduce costs if current conditions deteriorate.

Most of the margin shift we have experienced in recent years is a result of an attempt to emphasize a volume-based strategy throughout our business. However, in 2008, we believe the disposition of trucks and SUVs to match consumer demand and reduced industry sales resulted in below normal profit margins on vehicles. We have taken steps to improve our new vehicle margins by strategically pricing all vehicles and improving our inventory mix to meet current demand. We continue to address our used vehicle inventory mix and anticipate lower margins will continue until inventories are adjusted, which may require inventory impairments. Also, as vehicle sales decline, we are emphasizing the more stable service, body and parts business. The focus on maximizing sales opportunities in this area has improved margins in the three months ended September 30, 2008 when compared to the same period last year, and has improved the margin experienced over the nine months ended September 30, 2008 to a level similar to that experienced for the same period in 2007.

Results of Continuing Operations

Certain revenue, gross margin and gross profit information by product line was as follows:

Three Months Ended September 30, 2008	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	54.9%	7.6%	25.0%
Used vehicle, retail	22.8	9.9	13.6
Used vehicle, wholesale	4.5	(4.9)	(1.3)
Finance and insurance(1)	3.8	100.0	22.4
Service, body and parts	13.8	48.5	39.9
Fleet and other	0.2	42.4	0.4

Three Months Ended September 30, 2007	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.3%	8.1%	27.8%
Used vehicle, retail	20.7	14.2	17.4
Used vehicle, wholesale	5.7	0.9	0.3
Finance and insurance(1)	3.9	100.0	23.0
Service, body and parts	11.1	47.6	31.2
Fleet and other	0.3	13.8	0.3

Nine Months Ended September 30, 2008	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	55.9%	7.7%	25.5%
Used vehicle, retail	22.0	11.3	14.7
Used vehicle, wholesale	4.7	(2.9)	(0.8)
Finance and insurance(1)	3.8	100.0	22.2
Service, body and parts	13.4	47.8	38.0
Fleet and other	0.2	36.6	0.4

Nine Months Ended September 30, 2007	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.2%	7.9%	26.9%
Used vehicle, retail	21.4	14.5	18.1
Used vehicle, wholesale	5.2	2.7	0.8
Finance and insurance(1)	3.9	100.0	22.7
Service, body and parts	11.1	48.0	31.2
Fleet and other	0.2	23.8	0.3

(1)	Commissions reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008(1)	2007(1)	2008(1)	2007(1)
Revenues:
New vehicle	54.9%	58.3%	55.9%	58.2%
Used vehicle retail	22.8	20.7	22.0	21.4
Used vehicle wholesale	4.5	5.7	4.7	5.2
Finance and insurance	3.8	3.9	3.8	3.9
Service, body and parts	13.8	11.1	13.4	11.1
Fleet and other	0.2	0.3	0.2	0.2

Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	16.7	17.0	16.9	17.1
Asset impairment charges	—	—	17.1	—
Selling, general and administrative expenses	13.9	12.5	14.3	13.0
Depreciation and amortization	0.8	0.6	0.8	0.5

Operating income (loss)	2.1	3.9	(15.3)	3.5
Floorplan interest expense	0.8	0.9	0.9	0.9
Other interest expense	0.8	0.6	0.8	0.6
Other, net	(0.3)	—	(0.2)	—

Income (loss) from continuing operations before taxes	0.8	2.4	(16.7)	2.0
Income tax benefit (expense)	0.4	1.0	(5.2)	0.8

Income (loss) from continuing operations	0.5%	1.4%	(11.5)%	1.2%

(1)	The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the three and nine-month periods ended September 30, 2008 compared to the three and nine-month periods ended September 30, 2007:

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2008	2007	(Decrease)	(Decrease)
Revenues:
New vehicle	$309,447	$408,084	$(98,637)	(24.2)%
Used vehicle retail	128,577	145,150	(16,573)	(11.4)
Used vehicle wholesale	25,552	39,107	(13,555)	(34.7)
Finance and insurance	21,130	27,435	(6,305)	(23.0)
Service, body and parts	77,586	77,990	(404)	(0.5)
Fleet and other	867	2,326	(1,459)	(62.7)

Total revenues	563,159	700,092	(136,933)	(19.6)
Cost of sales:
New vehicle	285,847	374,921	(89,074)	(23.8)
Used vehicle retail	115,787	124,470	(8,683)	(7.0)
Used vehicle wholesale	26,792	38,753	(11,961)	(30.9)
Service, body and parts	39,919	40,844	(925)	(2.3)
Fleet and other	499	2,006	(1,507)	(75.1)

Total cost of sales	468,844	580,994	(112,150)	(19.3)

Gross profit	94,315	119,098	(24,783)	(20.8)
Selling, general and administrative	78,152	87,726	(9,574)	(10.9)
Depreciation and amortization	4,358	4,271	87	2.0

Operating income	11,805	27,101	(15,296)	(56.4)
Floorplan interest expense	(4,637)	(6,503)	(1,866)	(28.7)
Other interest expense	(4,318)	(3,851)	467	12.1
Other income, net	1,890	108	1,782	*

Income from continuing operations before taxes	4,740	16,855	(12,115)	(71.9)
Income tax expense	(2,038)	(6,827)	(4,789)	(70.1)

Income from continuing operations	$2,702	$10,028	$(7,326)	(73.1)%

	Three Months Ended September 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
New units sold	10,415	13,951	(3,536)	(25.3)%
Average selling price per new vehicle	$29,712	$29,251	$461	1.6
Used retail units sold	8,079	8,502	(423)	(5.0)
Average selling price per used retail vehicle	$15,915	$17,072	$(1,157)	(6.8)
Used wholesale units sold	4,374	5,964	(1,590)	(26.7)
Average selling price per used wholesale vehicle	$5,842	$6,557	$(715)	(10.9)
Finance and insurance sales per retail unit	$1,143	$1,222	$(79)	(6.5)

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2008	2007	(Decrease)	(Decrease)
Revenues:
New vehicle	$967,476	$1,192,917	$(225,441)	(18.9)%
Used vehicle retail	380,806	438,770	(57,964)	(13.2)
Used vehicle wholesale	82,638	105,562	(22,924)	(21.7)
Finance and insurance	64,942	79,682	(14,740)	(18.5)
Service, body and parts	232,093	228,238	3,855	1.7
Fleet and other	3,256	4,265	(1,009)	(23.7)

Total revenues	1,731,211	2,049,434	(318,223)	(15.5)
Cost of sales:
New vehicle	892,983	1,098,497	(205,514)	(18.7)
Used vehicle retail	337,873	375,250	(37,377)	(10.0)
Used vehicle wholesale	85,030	102,692	(17,662)	(17.2)
Service, body and parts	121,070	118,743	2,327	2.0
Fleet and other	2,063	3,248	(1,185)	(36.5)

Total cost of sales	1,439,019	1,698,430	(259,411)	(15.3)

Gross profit	292,192	351,004	(58,812)	(16.8)
Asset impairment charges	295,905	—	295,905	*
Selling, general and administrative	247,071	267,110	(20,039)	(7.5)
Depreciation and amortization	13,453	12,223	1,230	10.1

Operating income (loss)	(264,237)	71,671	(335,908)	*
Floorplan interest expense	(14,871)	(18,935)	(4,064)	(21.5)
Other interest expense	(13,303)	(11,720)	1,583	13.5
Other income, net	3,030	362	2,668	*

Income (loss) from continuing operations before taxes	(289,381)	41,378	(330,759)	*
Income tax benefit (expense)	90,652	(16,527)	(107,179)	*

Income (loss) from continuing operations	$(198,729)	$24,851	$(223,580)	*

	Nine Months Ended September 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
New units sold	33,409	41,258	(7,849)	(19.0)%
Average selling price per new vehicle	$28,959	$28,914	$45	0.2
Used retail units sold	22,734	26,185	(3,451)	(13.2)
Average selling price per used retail vehicle	$16,751	$16,757	$(6)	—
Used wholesale units sold	13,690	15,902	(2,212)	(13.9)
Average selling price per used wholesale vehicle	$6,036	$6,638	$(602)	(9.1)
Finance and insurance sales per retail unit	$1,157	$1,181	$(24)	(2.0)

*	Not meaningful.

Revenues

Total revenues decreased 19.6% and 15.5%, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007 and reflected the challenging retail environment, higher fuel prices, tighter credit environment, declines in available home equity, low consumer confidence and the weak economy.

Same-store sales percentage increases (decreases) were as follows:

	Three months ended September 30, 2008 vs. three months ended September 30, 2007	Nine months ended September 30, 2008 vs. nine months ended September 30, 2007
New vehicle retail, excluding fleet	(25.1)%	(20.0)%
Used vehicle retail	(14.3)	(15.3)
Used vehicle wholesale	(37.2)	(23.6)
Total vehicle sales, excluding fleet	(23.3)	(19.1)
Finance and insurance	(20.8)	(17.9)
Service, body and parts	(1.2)	—
Total sales, excluding fleet	(20.7)	(16.9)

Same-store sales are calculated for stores that were in operation as of September 30, 2007, and only including the months of operations for both comparable periods. For example, a store acquired in July 2007 would be included in same-store operating data beginning in August 2007, after its first full complete comparable month of operation. Thus, operating results for same-store comparisons would include only the periods of August through September of both comparable years.

The declines in same-store total vehicle sales, excluding fleet, were primarily a result of the retail environment, but were exacerbated by our heavier domestic automaker exposure. Through the second quarter of 2008, increasing gas prices pushed consumer demand towards smaller, more fuel-efficient vehicles. However, as gas prices have stabilized, demand for heavier trucks and SUVs has returned. This trend has been more than offset by a decline in the overall macroeconomic environment, as the majority of automakers experienced double digit declines in sales when compared to the prior year. The average price of new vehicles sold in both the three and nine months ended September 30, 2008 increased slightly over the average prices for 2007, but the number of vehicles sold was significantly lower.

Our finance and insurance sales are down primarily due to the overall decline in vehicles sold combined with a decline in the average warranty and other finance product sales per retail unit. Additionally, the tightening of credit markets has limited the payment to income and debt to income ratios that are required by lenders, reducing the opportunity to add insurance and warranty products as their impact on payment may exceed financing limits. However, despite the tightening of the credit markets, we have been able to maintain our finance and insurance penetration rate at over 70% in 2008.

Our service, body and parts business was less affected by the challenging economic environment in the first three quarters of 2008 than our other business lines. This demonstrates the counter-cyclicality of this component of our business. We focus on customer satisfaction in an effort to keep our customers returning to our facilities for their service needs. Warranty work accounts for approximately 20% of our same-store service, body and parts sales. Same-store warranty sales in the three and nine-month periods ended September 30, 2008 were up 7.2% and 1.3%, respectively, compared to the same periods of 2007. Domestic brand warranty work increased by 6.9% and 3.1%, respectively, while import warranty work increased by 7.7% and decreased by 1.1%, respectively, during the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007. The customer pay service and parts business, which represented approximately 79% and 81%, respectively, of the total service, body and parts business in the three and nine-month periods ended September 30, 2008, was down 3.3% and 0.3%, respectively on a same-store basis compared to the same periods of 2007.

Penetration rates for certain products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Finance and insurance	72%	77%	75%	75%
Service contracts	42	42	42	43
Lifetime oil change and filter	34	36	36	37

Gross Profit

Gross profit decreased $24.8 million and $58.8 million, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007 due to decreased total revenues, as well as a decrease in our overall gross profit margin.

Our gross profit margins by business lines are detailed in the tables below:

	Three Months Ended September 30,		Basis
	2008	2007	Point Change*
New vehicle	7.6%	8.1%	(50	) bp
Retail used vehicle	9.9	14.2	(430)
Wholesale used vehicle	(4.9)	0.9	(580)
Finance and insurance	100.0	100.0	—
Service, body and parts	48.5	47.6	90
Overall	16.7	17.0	(30)

	Nine Months Ended September 30,		Basis
	2008	2007	Point Change*
New vehicle	7.7%	7.9%	(20	) bp
Retail used vehicle	11.3	14.5	(320)
Wholesale used vehicle	(2.9)	2.7	(560)
Finance and insurance	100.0	100.0	—
Service, body and parts	47.8	48.0	(20)
Overall	16.9	17.1	(20)

*	A basis point is equal to 1/100th of one percent.

The decrease in new vehicle margins in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007 was a result of the challenging economic environment and the shift in consumer demand to cars vs. trucks and SUVs. Margins were up on new cars, while they were down on trucks and SUVs as we lowered pricing on these vehicles in order to clear out older inventory. These factors were partially offset by strategically pricing all vehicles and improving our inventory mix, as well as a shift towards sales of cars instead of trucks. Our stores typically target a dollar amount of profit on each vehicle sale, rather than a percentage. As such, when the average vehicle sale price declines but the profit remains consistent, margins are positively affected. In aggregate, the average selling price for vehicles increased, but the profit margin declined due to pricing pressure on large trucks and SUVs, slightly offset by a shift in demand towards more car sales.

The challenging retail environment led to the declines in gross profit margins in retail and wholesale used vehicle sales in both the three and nine-month periods ended September 30, 2008 compared to the same periods of the 2007. We adjusted the pricing on our used vehicle inventories due to a shift in the types of used vehicles in demand in an effort to reduce inventory levels and lower amounts outstanding on our credit facility.

Service, body and parts gross margins increased in the three-month period ended September 30, 2008 compared to the same period of 2007 due to concentration on maximizing all profit opportunities in the service drive through the sale of additional service work and fewer consumer discounts and promotions, partially offset by the continued shift to parts and accessories business and more competitive pricing on service work in order to emphasize volume. As vehicle sales decline, more expensive service work is required due to the increased average age of vehicles in service. We expect this trend to positively impact our operations in the future.

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

By the second half of 2007, cracks in the credit market brought about by accelerating defaults on home mortgages had begun to appear in various forms including:

•	The declining availability of consumer credit at commercially viable rates reducing the breadth of our potential customer base; and

•

The willingness (including financial capability) of manufacturers to offer consumer incentives previously relied upon to reinvigorate car sales to sustainable levels customarily experienced by the industry.

The proliferation of these issues resulted in a rapid deterioration of business conditions throughout the second quarter of 2008. Further, rapidly escalating oil prices to unprecedented levels, and the potential for oil prices to increase even more, dramatically affected the confidence of the American consumer. Consequently, these factors diminished their willingness to purchase big-ticket items such as automobiles and, more specifically, the profitable large trucks and SUVs then being offered by many of our manufacturers.

In response to the deterioration of business conditions and the resultant decline in automobile sales, we announced a restructuring plan on June 3, 2008. That plan called for a reduction in store and support personnel, the sale of certain non-essential assets, and the deferral of non-essential expenditures including administrative centralization and operational initiatives. The most significant component of the restructuring was our decision to divest 12 locations.

As a result of our decision to dispose of approximately 10% of our stores, an adverse and rapidly changing business climate, our resultant reduced earnings and cash flow forecast and a significant decline in our market capitalization, we determined that our goodwill and other indefinite lived intangible assets, as well as our other long-lived assets, required an interim impairment test. The interim impairment test required us to update the APV model used in determining the fair value of our business, and by extension, the valuation of our goodwill.

The unexpected and unprecedented material changes in the economic and credit environment experienced in the first six months of 2008 caused us to revise certain key assumptions in our determination of the fair value of our business. Also, we determined that cost savings, particularly those associated with administrative centralization and operational initiatives could not be realized in the current environment as the dramatic shift in economic conditions caused us to defer their implementation.

The total impact of the changes to key assumptions materially reduced the estimated value of our business. The magnitude of the changes to these key assumptions contemplated in the critical accounting policies and use of estimates section of our 2007 Form 10-K were eclipsed by the events that transpired in the second quarter of 2008.

Inherent difficulties existed in forecasting the extent and magnitude of the macroeconomic correction underway, and the effect such a correction would have on our business at the time we were evaluating the recoverability of our goodwill in connection with the finalization of our 2007 recoverability assessment. By the end of the second quarter of 2008, the fundamental changes in the economic landscape were obvious; however, few had the foresight to forecast the degree and speed by which deteriorating credit markets would significantly undermine the overall health of the U.S. economy.

We believe we acted prudently in concluding our goodwill was permanently impaired in the second quarter of 2008, consistent with the realization that the state of the automobile industry had suffered and the effect of the credit crisis had spread throughout the broader economy.

As a result of our analysis, the following impairment charges were recorded within continuing operations for the nine-month period ended September 30, 2008:

Goodwill	$272.5 million
Franchise value and other intangibles	16.4 million
Real estate	4.4 million
Other	2.6 million

$295.9 million

After the charge, and the allocation of goodwill to stores classified within discontinued operations, our remaining balance in goodwill is zero. Following the $16.4 million charge related to our indefinite-lived intangible assets (franchise value), the remaining value of our indefinite-lived intangible assets is approximately $41.6 million as of September 30, 2008. See Notes 9 and 10 of Condensed Notes to Consolidated Financial Statements for additional information.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

SG&A decreased $9.6 million and $20.0 million, respectively, in the three and nine-month periods ended September 30, 2008 compared to same periods of 2007. SG&A increased to 13.9% and 14.3% of revenue, respectively, in the three and nine-month periods ended September 30, 2008 compared to 12.5% and 13.0%, respectively, in the comparable periods of 2007. The increases in SG&A as a percentage of revenue were primarily due to a lower revenue base as vehicle sales have declined in the current year periods compared to the same periods of 2007.

The increases (decreases) in dollars spent were primarily due to the following:

	Three months ended September 30, 2008 vs. three months ended September 30, 2007	Nine months ended September 30, 2008 vs. nine months ended September 30, 2007
Decrease related to salaries, bonuses and benefits	$(6.7) million	$(20.8) million
Decrease related to sales compensation	(2.6) million	(7.3) million
Decrease related to insurance recovery	—	(1.6) million
Increase related to write-off of construction projects and other assets	—	4.9 million
Increase related to acquisitions	1.0 million	4.5 million
Increase (decrease) in other expenses	(1.3) million	0.3 million

	$(9.6) million	$(20.0) million

SG&A as a percentage of gross profit is an industry standard for measuring performance relative to SG&A. SG&A as a percentage of gross profit was 82.9% and 84.6%, respectively, in the three and nine-month periods ended September 30, 2008 compared to 73.7% and 76.1%, respectively, in the comparable periods of 2007. In the nine-month period ended September 30, 2008, SG&A expense included a $4.9 million charge related to terminated construction projects and other asset write-offs. On a non-GAAP basis, the elimination of the $4.9 million charge would have reduced SG&A as a percentage of gross profit to 82.9% in the nine-month period ended September 30, 2008. For a reconciliation of the non-GAAP financial data, see “Pro Forma Reconciliations,” below.

Depreciation and Amortization

Depreciation – Buildings is comprised of depreciation expense related to buildings and significant remodels or betterments. Depreciation and Amortization – Other, is comprised of depreciation expense related to furniture, tools and equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

Depreciation and amortization increased $0.1 million and $1.2 million, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007. The increase in depreciation and amortization has slowed as we have slowed our acquisition and improvement projects during the weak economic environment.

Operating Income (Loss)

Operating income (loss) in the three and nine-month periods ended September 30, 2008 were 2.1% and (15.3)% of revenue, respectively, compared to 3.9% and 3.5% of revenue, respectively, in the comparable periods of 2007. The decrease in the nine-month period was due primarily to the asset impairment charges discussed above. In addition, both the three and nine-month periods were negatively affected by decreased gross profit and increased SG&A and depreciation and amortization as a percentage of revenues.

Pro Forma Reconciliations

Due to the significant non-cash impairment charges recorded in 2008, we are providing our results for the three and nine-month periods ended September 30, 2008 and 2007 excluding the impairments of goodwill, indefinite-lived intangible assets, long-lived assets and other items as discussed in the section titled “Goodwill and Other Asset Impairment Charges” above.

The following tables reconcile reported GAAP results per the statement of operations to non-GAAP results (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Unaudited	2008	2007	2008	2007
Income (loss) from continuing operations before income taxes – as reported	$4,740	$16,855	$(289,381)	$41,378
Goodwill and other asset impairment	150	—	301,000	—

Pretax income from continuing operations – non GAAP	$4,890	$16,855	$11,619	$41,378

Income (loss) from discontinued operations before income taxes – as reported	$(8,437)	$2,015	$(80,214)	$2,337
Goodwill and other asset impairment (reversal)	5,256	(412)	67,129	3,693

Pretax income (loss) from discontinued operations – non GAAP	$(3,181)	$1,603	$(13,085)	$6,030

Pretax income (loss) – as reported	$(3,697)	$18,870	$(369,595)	$43,715
Goodwill and other asset impairment (reversal)	5,406	(412)	368,129	3,693

Pretax income (loss) – non GAAP	$1,709	$18,458	$(1,466)	$47,408

	Three Months Ended September 30,		Nine Months Ended September 30,
Unaudited	2008	2007	2008	2007
Income (loss) from continuing operations – as reported	$2,702	$10,028	$(198,729)	$24,851
Goodwill and other asset impairment, net of tax	570	—	204,752	—

Income from continuing operations – non GAAP	$3,272	$10,028	$6,023	$24,851

Income (loss) from discontinued operations, net of tax – as reported	$(5,065)	$1,209	$(49,579)	$1,404
Goodwill and other asset impairment (reversal), net of tax	3,545	(264)	42,755	2,217

Loss from discontinued operations – non GAAP	$(1,520)	$945	$(6,824)	$3,621

Net income (loss) – as reported	$(2,363)	$11,237	$(248,308)	$26,255
Goodwill and other asset impairment (reversal), net of tax	4,115	(264)	247,507	2,217

Net income (loss) – non GAAP	$1,752	$10,973	$(801)	$28,472

The following table reconciles reported GAAP diluted earnings (loss) per share (“EPS”) to non-GAAP diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
Unaudited	2008	2007	2008	2007
Income (loss) per diluted share from continuing operations – as reported	$0.13	$0.48	$(9.98)	$1.19
Goodwill and other asset impairment	0.03	—	10.28	—

Income (loss) per diluted share from continuing operations – non GAAP	$0.16	$0.48	$0.30	$1.19

Income (loss) per diluted share from discontinued operations – as reported	$(0.25)	$0.05	$(2.50)	$0.06
Goodwill and other asset impairment	0.18	(0.01)	2.16	0.10

Income (loss) per diluted share from discontinued operations – non GAAP	$(0.07)	$0.04	$(0.34)	$0.16

Net income (loss) per diluted share as reported	$(0.12)	$0.53	$(12.48)	$1.25
Goodwill and other asset impairment	0.21	(0.01)	12.44	0.10

Net income (loss) per diluted share – non GAAP	$0.09	$0.52	$(0.04)	$1.35

Floorplan Interest Expense

Floorplan interest expense decreased $1.9 million and $4.1 million, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007. Decreases of $2.4 million and $6.0 million, respectively, resulted from decreases in the average interest rates on our floorplan facilities. In addition, decreases of $0.3 million and $0.2 million, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007 resulted from a decrease in the average outstanding balances of our floorplan facilities. These decreases were partially offset by a $0.8 million and a $2.1 million increase, respectively, related to our interest rate swaps.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle line of credit.

Other interest expense increased $0.5 million and $1.6 million, respectively, in the three and nine-month periods ended September 30, 2008 compared to the same periods of 2007. Changes in the average outstanding balances resulted in increases of approximately $0.7 million and $3.2 million, respectively. These increases were partially offset by a $0.2 million and a $1.6 million decrease, respectively, related to decreases in the weighted average interest rate on our debt in the 2008 periods compared to the 2007 periods. Interest expense related to the $85.0 million of senior subordinated convertible notes that were issued in May 2004 totaled approximately $770,000 per quarter in each of the 2008 and 2007 quarters presented. Through October 2008, we repurchased a total of $38 million notional value of senior subordinated convertible notes on the open market. Following our repurchases, interest expense on the Notes will total approximately $428,000 per quarter, which will consist of $338,000 of contractual interest and $90,000 of amortization of debt issuance costs. The gain on the retirement of debt is classified in other income, net on the statement of operations.

Other interest expense was reduced by $0.5 million and $1.2 million, respectively, due to capitalized interest on construction projects for the three and nine-month periods ended September 30, 2008 and $1.0 million and $2.4 million, respectively, for the comparable periods of 2007.

Income Tax Expense

Our effective tax rate was 43.0% and 31.3%, respectively, in the three and nine-month periods ended September 30, 2008 compared to 40.5% and 40.0%, respectively, in the comparable periods of 2007. For the full year 2008, we anticipate our income tax benefit rate to be approximately 32.8%.

Discontinued Operations

We perform an internal evaluation of our store performance, on a store-by-store basis, in the last month of each quarter. If a particular location does not meet certain return on investment criteria established by our management team, the location is targeted for potential disposition. If a store that has been identified for potential disposition does not improve its operations for an extended period of time, the decision is made to divest the location. Additional factors we consider that may result in the disposition of a location include capital commitment requirements, our estimate of local market and franchise outlook, and the geographic location of certain stores.

When the decision is made to dispose of a location, we evaluate the store to ensure that it meets the criteria to be classified as “held for sale,” as defined by paragraph 30 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This evaluation includes the following considerations:

•	Our executive management group, possessing the necessary authority, commits to a plan to dispose the store.

•	The store is available for immediate sale in its present condition. The sale is subject only to terms that are usual and customary.

•	We initiate an active program to locate buyers and take other actions that are required to sell the store.

•	We believe there is a market for the store and that its disposal is likely. We also expect to record the transfer of the store as a completed sale within one year.

•	We actively market the store for sale at a price that is reasonable in relation to current estimated fair value.

•	We believe it is unlikely management will make significant changes to the plan or withdraw the plan. We have not, to date, withdrawn any plan related to the disposal of locations.

When a store has been classified as held for sale for a period exceeding one year, we evaluate whether we continue to meet the criteria of SFAS No. 144, which states that the entity must evaluate whether it (1) initiated actions necessary to respond to the poor market conditions during the initial one-year period, (2) continues to actively market the asset at a price that is reasonable in view of market conditions, and (3) continues to meet all of the other criteria in paragraph 30 for classifying the asset as held for sale.

In the second quarter of 2008, we had three stores classified as held for sale for a period exceeding one year. Additionally, as part of the restructuring plan announced on June 3, 2008, we performed an evaluation of our portfolio of stores, resulting in 11 underperforming stores, mostly consisting of domestic franchises, being selected for disposal. Given these facts, we evaluated whether the classification of all stores as held for sale and presented in discontinued operations was appropriate under SFAS No. 144.

The three stores identified above represented some of the worst-performing locations in our portfolio. Their poor performance, coupled with the increasingly negative environment for automotive retailing, has necessitated a longer period to complete the sale of these locations. Over the initial one-year period, we had entered into multiple preliminary asset sales agreements, confirming that prospective buyers were interested in these locations. Over the period these stores were available for sale, we continued to lower the price of the three dealerships. We recorded additional impairment charges to recognize the assets at estimated fair value based on the outlook for potential sale proceeds. We believe our response to the declining economic factors, diminishing sources of credit with financially viable terms, and overall uncertainty surrounding the future demonstrated that we took:

•	actions necessary to respond to a change in circumstances; and

•	that the assets were and continue to be actively marketed at a reasonable price given the continuing changes in circumstances.

Finally, for these three locations, we evaluated the six criteria in paragraph 30 of SFAS No. 144 and concluded that we continued to meet the required criteria. We determined that the 11 stores targeted for disposal as a result of our restructuring plan also met the criteria of paragraph 30 of SFAS No. 144. Therefore, we believe that the stores’ classification in discontinued operations is appropriate.

In addition, during the third quarter of 2008, 14 more stores were classified as discontinued operations. Given the significant number of stores classified as held for sale, and the fact that the sale of certain stores was not prompt, we considered additional factors prior to classifying the 14 stores as discontinued operations as of September 30, 2008, including:

•

the inherent difficulty in selling three of the worst-performing stores in our portfolio, and the fact that the other stores targeted for disposal in 2008 would be more desirable to potential buyers. For example, we closed on the sale of two locations in the third quarter of 2008 that were initially classified as held for sale in the second quarter of 2008;

•	that one of the locations classified as held for sale for a period exceeding one year had been sold in the third quarter of 2008, and another location had been closed;

•	that 3 stores classified as held for sale in the second quarter of 2008 were under preliminary contract to be sold; and

•	that 9 of the 14 stores classified in the third quarter of 2008 have been sold or are under preliminary contract to be sold.

Therefore, we believe that a market continues to exist for the stores we have targeted for disposal, and that we met the other criteria outlined by paragraph 30 of SFAS 144. As of September 30, 2008, we have one store that has been classified as held for sale for a period exceeding one year. We believe that this store’s continued classification in discontinued operations is appropriate.

We disposed of 6 stores and closed 2 stores classified within discontinued operations during the first nine months of 2008. We disposed of one additional store in October 2008 and 3 additional stores in November 2008 through the date of the filing of this Form 10-Q.

See Note 7 of Condensed Notes to Consolidated Financial Statements for additional information.

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

However, in 2008, primarily as a result of economic conditions previously described, these historical trends have not continued. The seasonal improvement typically experienced in the second and third quarters of 2008 did not occur, as sales levels remained relatively flat compared with levels experienced in the fourth quarter of 2007 and the first quarter of 2008. We expect a decline in sales levels in the fourth quarter of 2008 from the flat levels experienced so far this year. We believe this to be a combination of both seasonal trends and overall macroeconomic issues, and uncertainty remains as to the impact of both of these factors in the future.

Liquidity and Capital Resources

GMAC Reclassification

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

Repayments of floorplan debt on vehicles financed prior to this change in control continue to be classified as an operating activity which reduced cash flows from operating activities by $83.2 million in the first nine months of 2007. The effect in 2008 was immaterial. On a non-GAAP basis, the elimination of the effect of the change in control would have increased cash flows from operations to $52.0 million, as opposed to $(31.1) million for the nine-month period ended September 30, 2007 as follows (in thousands):

Net cash used by operating activities as reported	$(31,147)
Effect of GMAC reclassification	83,159

Net cash provided by operating activities, non-GAAP	$52,012

Net cash provided by financing activities as reported	$79,580
Effect of GMAC reclassification	(83,159)

Net cash used by financing activities, non-GAAP	$(3,579)

We believe the reader should consider this factor when reviewing our statement of cash flows and related cash flows from operating activities. We do not anticipate this condition to occur in future periods, as floorplan financing does not typically change classification categories in the statement of cash flows.

Principal Needs

Our principal needs for liquidity and capital resources had been to finance acquisitions and capital expenditures, as well as for working capital and the funding of our cash dividend payments. We relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements, financing of real estate and the proceeds from public equity and private debt offerings to finance operations and expansion. We believe that our available cash, cash equivalents, available lines of credit and cash flows from operations will be sufficient to meet our anticipated operating expenses, capital requirements and cash dividends for at least the next 12 months from September 30, 2008.

We are executing a plan to provide additional financing options to augment our existing cash and working capital line of credit to be prepared to refinance our remaining outstanding 2.875% Senior Subordinated Convertible Notes which can be put to us in May 2009 at the option of the holders, and to accommodate our long-term growth strategy. As required by the Fourth Amendment to our Credit Facility, we have developed, and are executing, a plan to create sufficient available borrowing capacity on our credit line by March 2009 to be able to pay off the notes no later than May 2009. As part of this plan, we have entered into, or are in the process of entering into, selective mortgage financings and sale-leasebacks, store sales and other asset sales to generate capital. Through October 2008, we had generated approximately $100 million of capital from these activities. This capital was used to pay down our line of credit, which had a balance of $84 million outstanding as of September 30, 2008, and was further reduced to a balance of $66 million outstanding as of October 31, 2008 compared to $184 million at December 31, 2007. In addition, through November 6, 2008, we have used $33.2 million of the proceeds to repurchase $38 million face amount of our outstanding 2.875% Senior Subordinated Convertible Notes, leaving $47 million currently outstanding.

In addition to the above sources of capital, potential sources of additional liquidity include the placement of subordinated debentures or loans, additional store sales or additional other asset sales. We will evaluate all of these options and select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available to us in sufficient amounts or with terms acceptable to us.

Summary of Outstanding Balances on Credit Facilities

Interest rates on all of our credit facilities below, excluding the effects of our interest rate swaps, ranged from 3.65% to 7.83% at September 30, 2008. Amounts outstanding on the lines at September 30, 2008, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at September 30, 2008	Maximum Availability at September 30, 2008
New and program vehicle lines	$335,439	$—	(1)
Working capital, acquisition and used vehicle credit facility	84,000	51,155	(2)(3)(4)

	$419,439	$51,155

(1)	There are no formal limits on the new and program vehicle lines with certain lenders.

(2)	Reduced by $282 for outstanding letters of credit.

(3)	The amount available on the line is limited based on a borrowing base calculation and fluctuates monthly.

(4)	$24 million is reserved solely to repurchase outstanding obligations under the Senior Subordinated Convertible Notes.

Inventories and Flooring Notes Payable

We maintained a disciplined inventory approach throughout 2008. As a result of the challenging economic environment, during the second quarter of 2008, we repriced our entire inventory to reflect current demand and pricing in an effort to move older and less popular vehicles. Our days supply of new vehicles at September 30, 2008 was 26 days above our five-year average historical days supply and 29 days above our December 31, 2007 levels. Our days supply of used vehicles was 6 days below our historical September 30 balances at September 30, 2008. Primarily as a result of our used vehicle repricing strategy, we were able to reduce our days supply of used vehicles by 14 days since the end of the second quarter of 2008. We continue to work to respond to changes in consumer demand in order to bring our new vehicle inventory in line with historical levels.

In connection with the decreased inventories, our new vehicle flooring notes payable decreased to $335.4 million at September 30, 2008 from $451.6 million at December 31, 2007. New vehicles are financed at approximately 100% of invoice cost.

Working Capital, Acquisition and Used Vehicle Credit Facility

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

The outstanding balance on the Credit Facility was reduced from approximately $138 million as of June 30, 2008 to approximately $84 million as of September 30, 2008. Due to the temporary slowing of our acquisition plans, and in an effort to reduce the fees associated with unutilized credit, the total amount available on the line was reduced from $300 million to $175 million in connection with the fourth amendment. Additionally, as we anticipate a continued reduction in the balance on the Credit Facility due to asset sales and other sources of capital, the amendment reduces the available balance to $150 million in the fourth quarter of 2008. As part of the fourth amendment, we received approval to dispose of approximately $150 million in assets, including assets currently held for sale. Additional acquisitions or dispositions in excess of $10 million require lender approval.

In addition, under the fourth amendment, cash dividends were limited to $0.05 per share in the third quarter of 2008 and are permitted, based on a formula, beyond that quarter. Repurchases by us of our common stock are not permitted without the prior approval of our lenders. The interest rate on the agreement increased, and we anticipate an additional expense of approximately $261,000 or $0.01 per share in 2008 as a result. We were assessed a $0.2 million change fee on the amendment and the maturity date was revised to April 30, 2010. We believe the Credit Facility continues to be an attractive source of financing given the current cost and availability of credit alternatives.

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

New Vehicle Flooring

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

As of September 30, 2008, we were in compliance with all of the financial and restrictive covenants set forth in our credit agreements. We expect to be in compliance with the covenants for all of our debt agreements in the foreseeable future. In the event that we are unable to meet such requirements, we would enter into a discussion with the lenders to remediate the condition. If we were unable to remediate or cure the condition, a breach would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed.

2.875% Senior Subordinated Convertible Notes due 2014

Following our repurchases through the filing date of this Form 10-Q, which totaled $38 million of face amount, as of November 6, 2008, we had outstanding $47 million of 2.875% senior subordinated convertible notes due 2014. We will also pay contingent interest on the notes during any six-month interest period beginning May 1, 2009, in which the trading price of the notes for a specified period of time equals or exceeds 120% of the principal amount of the notes. The notes are currently convertible into shares of our Class A common stock at a price of $36.09 per share upon the satisfaction of certain conditions and upon the occurrence of certain events as follows:

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

The following table summarizes our repurchases to date, all of which were made on the open market:

Purchase Date	Face Amount Purchased	Purchase Price per $100	Total Purchase Price	Gain on Early Retirement of Debt
August 2008	$16.0 million	$89.0	$14.4 million	$1.6 million
October 2008	17.4 million	$86.5	15.1 million	2.2 million
October 2008	4.6 million	$81.0	3.7 million	0.9 million

	$38.0 million		$33.2 million	$4.7 million

The gain of $1.6 million on the retirement of the debt through September 30, 2008, is recorded as a component of other income, net on the consolidated statement of operations.

Share Repurchase and Dividends

Our Board of Directors declared dividends of $0.14 per share on our Class A and Class B common stock, which were paid in January 2008, April 2008 and July 2008 and totaled approximately $2.8 million each payment period. In addition, our Board of Directors declared a dividend of $0.05 per share on our Class A and Class B common stock related to third quarter 2008, which totaled $1.0 million and was paid on October 29, 2008. Management evaluates performance and makes a recommendation on dividend payments on a quarterly basis. Pursuant to our amended credit facility, cash dividends were limited to $0.05 per share in the third quarter of 2008 and are allowed, based on a formula, beyond that quarter.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through September 30, 2008, we have purchased a total of 479,731 shares under this program, none of which were purchased during 2008. The fourth amendment to the credit facility requires lender approval prior to any share repurchases. We may continue to repurchase shares from time to time in the future if permitted by our credit facilities and as conditions warrant. Current tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders. As a result, we believe it is now advantageous to shareholders to have a dividend in place. With the dividend, we are able to offer an immediate and tangible return to all of our shareholders.

Capital Commitments

We had capital commitments of $21.9 million at September 30, 2008 for the construction of four new facilities. All of the new facilities are replacing existing facilities. We already incurred $32.6 million for these projects and anticipate incurring $9.4 million in the remainder of 2008 and the remaining $12.5 million in 2009 for these commitments. In the second quarter of 2008, we terminated approximately $60 million of non-essential construction projects and placed other pending capital investments on hold. As a result of these actions, we recorded an expense of approximately $4.5 million, of which $3.0 million was related to invoiced expenditures and $1.5 million was related to capitalized interest incurred on the expenditures and associated land.

We expect to pay for the construction out of existing cash balances, construction financing and borrowings on our line of credit. Upon completion of the projects, we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended, although no assurances can be provided that these financings will be available to us in sufficient amounts or with terms acceptable to us.

We anticipate approximately $15 to $20 million in non-financeable capital expenditures in 2008, $3 to $8 million of which will be spent in the fourth quarter of 2008. Non-financeable capital expenditures are defined as minor upgrades to existing facilities, minor leasehold improvements, the percentage of major construction typically not financed by commercial mortgage debt, and purchases of furniture and equipment.

There is a high probability of delaying future discretionary projects until economic conditions improve. However, we currently have approximately $60.0 million to $70.0 million in capital expenditures under consideration for various new facilities and remodeling projects over the next 1 to 3 years. These projects are still in the planning stage or are awaiting approvals from manufacturers. We will continue to evaluate the advisability of the expenditures given the current weak economic environment, and anticipate a prudent approach to future capital commitments.

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

See Note 20 of Condensed Notes to Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2007 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 11, 2008, except as set forth in Item 2 under the heading “Forward Looking Statements and Risk Factors.”

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities and Exchange Act Rule 13a-15. Based upon this evaluation, and because we completed remediation of the material weaknesses described below, management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2008.

During the forth quarter of 2007, management identified two material weaknesses in our internal control over financial reporting. The first material weakness noted in our 2007 Annual Report on Form 10-K was ineffective Communication and Application of Accounting Policies for Revenue Recognition. We remediated this material weakness as of June 30, 2008. Subsequent to the second quarter of 2008, we completed remediation of the second material weakness noted in our 2007 Annual Report on Form 10-K. Details of the second material weakness and the remediation that occurred during the third quarter of 2008 follows. This section of Item 4., “Controls and Procedures,” should be read in conjunction with Item 9A., “Controls and Procedures,” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and Item 4., “Controls and Procedures,” included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 for additional information on Management’s Report on Internal Control Over Financial Reporting.

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

As discussed below in “Remediation of Previously Reported Material Weaknesses,” we completed remediation of this material weakness as of September 30, 2008.

Remediation of Previously Reported Material Weakness

Improper Reporting of Vehicles Sold to the Manufacturer and Responding to Manufacturer Audits

During the quarter ended September 30, 2008, we completed remediation of the material weakness of improper reporting of vehicles sold to the manufacturer and responding to manufacturer audits. In connection with our remediation process, we took the following corrective actions:

•	We have distributed a “Plain English” written policy as to when a vehicle sale should be reported sold to the manufacturer.

•	Our Internal Audit group developed procedures to monitor compliance of transaction level controls contained within the written policy.

•

Distributed an additional policy that requires prompt notification to our internal audit group and management of any scheduled manufacturer audits. All manufacturer audits are now being kept in a central repository for reference purposes.

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

•

Management maintained an additional layer of monitoring controls performed quarterly designed to ensure any material misstatement relating to volume-based incentive programs will be detected and corrected timely.

•

With the intent to be more proactive, in addition to the whistleblower hotline, a fraud questionnaire is now distributed to store personnel monthly. This questionnaire gives store personnel another medium to express concern regarding known illegal practices and or fraud.

Changes in Internal Control Over Financial Reporting

Management has implemented changes in our internal control over financial reporting during the three months ended September 30, 2008 as further described above in “Remediation of Previously Reported Material Weakness.”

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition or cash flows. See also Note 16 of Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Date: November 7, 2008	LITHIA MOTORS, INC.

	By	/s/ SIDNEY B. DEBOER
Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)