Form 10-K
period 2008-12-31
LITHIA MOTORS INC
filed 2009-03-16
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $77,865,790, computed by reference to the last sales price ($4.92) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2008).

The number of shares outstanding of the Registrant’s common stock as of March 16, 2009 was: Class A: 16,918,350 shares and Class B: 3,762,231 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2009 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.

2008 FORM 10-K ANNUAL REPORT

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

Compliance with Section 303A of the NYSE Listed Company Manual

As required by the NYSE Corporate Governance Standards, we filed the appropriate certifications with NYSE in 2008 confirming that our CEO is not aware of any violations of the NYSE Corporate Governance Standards and we also filed with the SEC in 2008 the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of March 16, 2009, we offered 27 brands of new vehicles and all brands of used vehicles in 92 stores in the United States and over the Internet. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

During 2008, overall macroeconomic issues have reduced consumers’ desire and ability to purchase automobiles. An additional factor negatively impacting auto sales has been a reduction in available options for consumer auto loans. The manufacturers’ captive financing companies have suffered additional pressure as the financial crisis has raised their cost of funds and reduced their access to capital. This and financial stress on manufacturers has prevented them from offering as many incentives designed to drive sales, such as subsidized interest rates and the amount of loan to value they are willing to advance on vehicles.

In addition, both new and used vehicle sales were impacted in 2008 by declining valuations for most used vehicles. Fewer customers are trading in their used vehicles as the value they could receive may be less than what they currently owe. This has negatively affected our new vehicle sales as potential customers are not able to obtain financing in sufficient amounts to absorb the amount owed on their trade in as well as the cost of the new vehicle.

In October 2008, the domestic automakers approached Congress seeking government assistance. As part of these hearings, each manufacturer provided an update on their current financial situation as well as their outlook for 2009 and beyond. In the course of the hearings, it became clear that without immediate assistance, both Chrysler and General Motors (“GM”) faced the possibility of insolvency as soon as January 2009.

In December 2008, GMAC received approximately $6 billion in funds from the federal government. Also in December 2008, the federal government provided $17.4 billion in bridge loans to both Chrysler and GM. Both manufacturers were required to present to the Treasury in February 2009 a restructuring plan.

At the time of this filing, both Chrysler and GM have provided their plans to the Treasury, requesting up to $39 billion in total support, including the $17.4 billion already provided, and are acting on those plans. However, the response by the federal government to these strategies and its willingness to loan additional funds remains unknown. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information.

The Industry

At approximately $1.0 trillion in annual sales, automotive retailing is the largest retail trade sector in the U.S. and has historically comprised roughly 7% of the GDP. New vehicles are sold through more than 20,000 automotive retail stores franchised by automotive manufacturers. These franchise stores have designated trade territories under state franchise law protection, which limits the number of new stores for any one brand that can be opened in any given area. New vehicle sales are highly fragmented with the 100 largest automotive retailers generating less than 15% of total industry revenues. In addition to these new vehicle outlets, used vehicles are sold by approximately 50,000 independent used vehicle dealers and through private (person to person) transactions.

Unlike many other retailing segments, automotive manufacturers provide unparalleled support to the automotive retailer. Manufacturers often bear the burden of markdown risks on slow-moving inventory as they provide aggressive dealer and customer incentives to clear aged inventory in order to free the inventory pipeline for new purchases. In addition, an automotive retailer’s cash investment in new vehicle inventory is relatively small, given floorplan financing from manufacturers’ captive finance companies or bank lenders. Manufacturer captives have historically provided financing for working capital and acquisitions and loans to consumers to finance vehicle purchases. In addition, the manufacturers pay market-rate prices to their dealers for servicing vehicles under manufacturers’ warranties.

Automotive retailers have much lower fixed overhead costs than automobile manufacturers and parts suppliers. Variable and discretionary costs, such as sales commissions and personnel, advertising and inventory finance expenses, can be adjusted to more closely match vehicle sales. Variable and discretionary costs account for an estimated 60-65% of the retail industry’s total expenses. Moreover, an automotive retailer can enhance its profitability from sales of higher margin products and services. Gross profit margins for the parts and service business are approximately 47%. Gross profit margins for finance and insurance are virtually 100% as they are fee driven income items. These supplemental, high margin products and services provide substantial incremental revenue, decreasing reliance on the highly competitive new vehicle sales component.

2008 was an unprecedented year of change in the industry. U.S. new vehicle sales were 13.2 million units in 2008 compared to 16.1 million units in 2007 and the trend during the year was even weaker as the year progressed. Early trends in 2009 indicate a continuation of the weak sales environment. We expect that manufacturers will continue to offer incentives on new vehicle sales during 2009 through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers.

Dealerships are expected to close or consolidate at a greater rate in 2009 than has been seen historically. Given the large capital requirements necessary to operate a dealership, a more challenging retail environment, and more intense dealer competition the automotive retail industry is experiencing financial strain. Additionally, wholesale credit lines required to finance new vehicle inventories have become more expensive, been limited in overall size, and in extreme cases, have been terminated. Domestic manufacturers are under pressure to reduce their dealer networks for strategic reasons, which will likely be accomplished through natural attrition. A significant number of dealerships closed in 2008, with the expectation for more to close in 2009.

New vehicle sales usually decline during a weak economy; however, the higher margin service and parts businesses typically benefit, because consumers tend to keep their vehicles longer. Automotive retailers benefit from their designation as an exclusive warranty and recall service provider of a manufacturer. For the typical manufacturer’s warranty, this provides an automotive retailer with a period of at least 3 years of repeat business for service covered by warranty. Extended warranties can add two or more years to this repeat servicing period.

Profitability of automotive retailers will vary and depends in part on local economic conditions, local competition and product mix, effective management of inventory, marketing, quality control and responsiveness to customers. In the industry, new vehicles sales typically account for an estimated 59% of a store’s revenues, used vehicles sales typically account for approximately 29% of revenues and the remaining 12% is typically derived from service and parts sales. In a recessionary environment, those revenue percentages typically trend higher toward service and parts, and lower toward new and used sales as customers are more inclined to service the vehicle they have. Finance and insurance sales are included in the new and used vehicle sales numbers. Industry gross profit margins were 13.6% in 2007. Our gross profit margin was 17.3% and 17.0% in 2008 and 2007, respectively.

The macroeconomic challenges the country faces today are expected to continue through most, if not all of 2009. Constrained credit markets, gas price fluctuations, falling home equity and stock prices, and low consumer confidence, are all significant factors taken into account when looking forward in the industry. Conversely, tighter cost structures, a smaller dealer base, and the scrappage of vehicles due to age and usage are all factors that will have a positive effect on the industry upon the recovery of the broader economy.

Store Operations

Our store operations are supported by centralized inventory control, centralized processing of administrative and office functions and centralized marketing. This allows our store management personnel to concentrate on customer and employee satisfaction.

During 2008, we:

•	Improved functionality of our centralized vehicle inventory control, pricing and procurement process;

•	Implemented IT initiatives related to centralizing back office car deal processing;

•	Implemented cost-cutting initiatives in our stores reducing staffing and other expenses;

•	Realigned operations and created a ‘flatter’ organization to improve communication and accountability.

The following tables set forth information about our stores that were part of operations as of December 31, 2008:

State	Number of Stores	Percent of Annualized 2008 Revenue
Oregon	16	14%
Texas	15	25
California	12	13
Washington	9	9
Alaska	7	8
Iowa	7	7
Idaho	7	6
Colorado	7	5
Montana	6	6
Nevada	5	4
North Dakota	3	1
Nebraska	1	1
New Mexico	1	1

Total	96	100%

At December 31, 2008, we had 18 stores held for sale as part of discontinued operations, three of which were disposed of in the first quarter of 2009. We also disposed of an additional store in March 2009 that was not part of discontinued operations.

New Vehicle Sales

In 2008, we represented 27 domestic and imported brands ranging from economy to luxury cars, sport utility vehicles, crossovers, minivans and light trucks.

Manufacturer	Percent of Total Revenue	Percent of New Vehicle Sales in 2008
Chrysler (Chrysler, Dodge, Jeep)	17.2%	31.1%
General Motors (GMC, Chevrolet, Buick, Saturn, Cadillac)	10.8	19.7
Toyota, Scion	8.3	15.2
BMW	4.5	8.3
Honda, Acura	4.3	7.8
Ford (Ford, Lincoln, Mercury)	2.2	4.1
Nissan	1.8	3.3
Volkswagen, Audi	1.7	3.1
Hyundai	1.3	2.4
Subaru	1.2	2.2
Mercedes	0.7	1.2
Mazda	0.3	0.5
Porsche	0.2	0.4
Kia	0.2	0.4
Suzuki	0.2	0.3
Saab	*	*

	54.9%	100.0%

*	Less than 0.1%

Our unit and dollar sales of new vehicles from continuing operations were as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004
New car units	16,836	20,018	20,881	16,845	14,718
New car sales (in thousands)	$426,135	$496,025	$468,293	$379,663	$327,684
Average selling price	$25,311	$24,779	$22,427	$22,539	$22,264
New truck units(1)	23,370	32,494	31,459	28,360	25,482
New truck sales (in thousands)	$746,672	$1,032,221	$980,719	$872,944	$784,791
Average selling price	$31,950	$31,767	$31,175	$30,781	$30,798
Total new vehicle units	40,206	52,512	52,340	45,205	40,200
Total new vehicle sales (in thousands)	$1,172,807	$1,528,246	$1,449,012	$1,252,607	$1,112,475
Average selling price	$29,170	$29,103	$27,685	$27,709	$27,674

(1)	Truck units include trucks, light trucks, vans, SUVs and crossovers.

As discussed above, new vehicle unit sales were negatively affected by the declining economic conditions and reduced showroom traffic in our stores throughout 2008.

We purchase our new car inventory directly from manufacturers, who generally allocate new vehicles to stores based on availability, the number of vehicles sold by the store on a monthly basis and by the store’s market area. Accordingly, we rely on the manufacturers to provide us with vehicles that consumers desire and to supply us with such vehicles at suitable locations, quantities and prices. However, high demand vehicles often are in short supply. We attempt to exchange vehicles with other automotive retailers (and amongst our own stores) to accommodate customer demand and to balance inventory.

Used Vehicle Sales

At each new vehicle store, we also sell used vehicles, which are significant contributors to our gross profit. In 2008, retail used vehicle sales generated a gross profit margin of 11.3% compared to a gross profit margin of 7.8% for new vehicle sales.

As part of our restructuring plan in 2008, our investment in our used vehicle L2 locations was placed on hold and certain development personnel were terminated as we were unwilling to continue to absorb the expected startup losses.

Since the beginning of 2002, the used vehicle market has been negatively impacted by strong competition from the new vehicle market. However, in 2008, a shift towards used vehicle retail sales was experienced due to primarily to three factors. First, the incentives that have become a mainstay of new vehicle sales were reduced. Second, due to the reduction in available credit, fewer customers qualified for new vehicle financing, or the total amount they could finance was reduced, which shifted demand towards used vehicles which have a lower transaction price and associated monthly payment. Finally, lower consumer confidence made customers less willing to make a larger investment through a new vehicle purchase.

In spite of the shift towards used vehicles sales, the challenging retail environment nonetheless led to a decline in same-store used vehicle combined retail and wholesale sales of 18.4% in 2008 compared to 2007.

The following policies and procedures are utilized for our used vehicle sales:

•	Most used vehicles are sold with a sixty-day, 3000 mile bumper-to-bumper warranty. We are piloting “as-is” vehicles in certain facilities to maximize incremental retail opportunities.

•

In addition, as a complement to our ongoing used vehicle operation at each store, we use personnel in our support services group to identify and acquire a better mix of used vehicles desired by the customer.

•	We conduct our own closed used vehicle auctions in select markets and manage the disposal of used vehicles at larger auctions. The process is centralized and controlled at the corporate level.

During 2008, we implemented a centralized appraisal and redistribution center to help set the purchase and sales price of our used vehicles and to direct delivery to the appropriate retail location. This center provides analytical and market information to assist the store personnel in making decisions. We redistribute cars between Lithia locations based on inventory needs. Centralizing and distributing used vehicle inventories allows customers access to a greater pool of vehicles.

Our used vehicle operations give us an opportunity to:

•	generate sales to customers financially unable or unwilling to purchase a new vehicle;

•	increase new and used vehicle sales by aggressively pursuing customer trade-ins; and

•	increase service contract sales and provide financing to used vehicle purchasers.

In 2008, we sold approximately 0.72 retail used vehicles for every retail new vehicle sold, compared to approximately 0.62 retail used vehicles for every new vehicle sold in 2007. Our longer-term strategy is to achieve a ratio of 1:1. In the current year, the improvement in this ratio is primarily due to sharply declining new vehicle sales and a shift in demand for used vehicles.

We acquire most of our used vehicles through customer trade-ins, but we also buy them at “closed” auctions, attended only by new vehicle automotive retailers with franchises for the brands offered. These auctions offer off-lease, rental and fleet vehicles. We also buy used vehicles at traditional “dealer only” auctions.

In addition to selling used vehicles to retail customers, we wholesale used vehicles that are in poor condition, are aged in our inventory or are not suitable for our brand mix.

Our used vehicle sales from continuing operations were as follows:

	Year Ended December 31,
	2008	2007	2006	2005	2004
Retail used vehicle units	28,853	32,700	33,225	32,468	29,902
Retail used vehicle sales (in thousands)	$476,720	$552,487	$541,517	$504,990	$449,232
Average selling price	$16,522	$16,896	$16,298	$15,553	$15,023
Wholesale used vehicle units	16,631	20,264	19,244	17,180	15,824
Wholesale used vehicle sales (in thousands)	$97,653	$134,241	$119,071	$99,139	$83,079
Average selling price	$5,872	$6,625	$6,187	$5,771	$5,250
Total used vehicle units	45,484	52,964	52,469	49,648	45,726
Total used vehicle sales (in thousands)	$574,373	$686,728	$660,588	$604,129	$532,311
Average selling price	$12,628	$12,966	$12,590	$12,168	$11,641

Vehicle Financing

We believe that arranging financing is critical to our ability to sell vehicles and related products and services. Our sales personnel and finance and insurance managers possess extensive knowledge of available financing alternatives and receive training in securing customer financing. We try to arrange financing for every vehicle we sell and offering customer financing on a “same day” basis gives us an advantage, particularly over smaller competitors who do not generate enough sales to attract our breadth of finance sources.

The tightening of the credit markets experienced in 2008 reduced the number of loans originated, restricted loans to more credit-worthy customers, reduced vehicle leasing programs and increased the overall cost of financing. The manufacturers’ captive financing companies have suffered additional pressure as the financial crisis has raised their cost of funds and reduced their access to capital, which has prevented them from offering as many incentives designed to drive sales and the level of loan-to-value they are willing to finance on vehicles.

Despite these negative factors, we were still able to arrange financing on 73% of our vehicles sold during the fourth quarter of 2008 but on a significantly lower volume of sales. Changes in technology surrounding the credit application process have allowed us to tap a larger network of lenders across broader geographic areas. Additionally, some of the smaller, local banks and credit unions are picking up where some of the larger financial institutions have cut back.

We earn a portion of the financing charge by discounting each finance contract we write and subsequently sell to a lender. We normally arrange financing for customers by selling the contracts to outside sources on a non-recourse basis to avoid the risk of default. During 2008, we did not directly finance any of our vehicle sales.

Service Contracts and Other Products

Our finance and insurance managers also market third-party extended warranty contracts and insurance contracts to our new and used vehicle buyers. These products and services yield higher profit margins than vehicle sales and contribute significantly to our profitability. Extended warranty contracts provide additional coverage for new vehicles beyond the duration or scope of the manufacturer’s warranty. The service contracts we sell to used vehicle buyers provide coverage for certain major repairs. We believe the sale of extended warranty and service contracts increases our service and parts business as well.

We also offer our customers GAP coverage when they finance an automobile purchase to cover any loss the customer might otherwise incur based upon a difference in the amount owed and the proceeds received under a comprehensive insurance claim. We receive a commission on each policy sold.

Service, Body and Parts

Our service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service primarily for the new vehicle brands sold by our stores, but we also service other vehicles. In 2008, our service, body and parts operations generated $306.7 million, or 14.3% of total revenues.

Our service, body and parts business was less affected by the challenging economic environment in 2008 than our other business lines. This reflects the counter-cyclicality of this segment of our business.

For all service work we perform, we provide a three-year, 50,000 mile warranty, including parts and labor, and a guaranteed price based on the estimate given at the time the service order is written.

The service and parts business provides important repeat revenues to the stores. We market our parts and service products by notifying the owners of vehicles when their vehicles are due for periodic service. This encourages preventive maintenance rather than post-breakdown repairs. We offer a lifetime oil and filter service, which, in 2008, was purchased by 34% of our new and used vehicle buyers. This service helps us retain customers and provides opportunities for repeat parts and service business. Revenues from the service, body and parts departments are particularly important during economic downturns as owners tend to repair their existing used vehicles rather than buy new vehicles during such periods. This mitigates some of the effects of a drop in new vehicle sales that may occur in recessionary economic environment.

We operate fifteen collision repair centers: four in Texas, two each in Oregon and Idaho, and one each in Alaska, Washington, Montana, Colorado, Nevada, Nebraska and Iowa.

Marketing

We market ourselves as Lithia Auto Stores-Serving our Communities Since 1946. In most markets our stores are identified as Lithia Auto Stores; except where prohibited by franchise requirements.

Our Fixed Operations provides us an opportunity to build the Lithia Automotive brand regardless of new vehicle franchise. In early 2008, we began branding our Service processes as “Assured Service.” Assured Service provides superior customer benefits like same day service, upfront price guarantees, and a three-year/50,000 mile warranty on repairs. We have also launched “Assured Automotive Products,” which provide a higher margin on various commodity items such as tires, filters and batteries.

We emphasize customer satisfaction and we realize that customer retention is critical to our success. Through a combination of Lithia owner marketing (utilizing direct mail and email) and customer concern resolution we aim to have customers that refer us to the their families and friends.

To increase consideration and shopping at our stores we employ all the traditional advertising media including television, newspaper, radio, direct mail, and web sites. Advertising expense, net of manufacturer credits, was $17.4 million during 2008, with 20% of the total amount used for print media, 26% for television, 21% for radio, 16% for Internet and 17% for direct mail and other sources. All of our advertising messages seek to differentiate us from our competitors based on pricing, selection and available financing options.

Some of our advertising and marketing expenditures are offset by manufacturer co-op programs. Our stores also receive marketing support by our membership in various advertising cooperatives and associations, whose members pool their resources and expertise with manufacturers to advertise collectively. In addition, by owning a cluster of stores in a particular market, we are able to advertise as a group realizing savings through volume discounts and the efficiencies of shared media.

The role of the Internet in automotive retail marketing continues to grow. Most people now shop online before visiting our stores. We maintain websites for all of our stores and a corporate site (www.lithia.com) dedicated to generating customer leads for our stores. Today, our web site enables a customer to:

•	locate our stores and identify the new vehicle brands sold at each store;

•	view new and used vehicle inventory; including current special pricing

•	conduct a live chat for customer assistance

•	submit a credit application

•	schedule service appointments;

•	obtain Kelley Blue Book values;

•	visit our investor relations site; and

•	view employment opportunities.

We are very active in search engine optimization, search engine marketing, and behavioral targeting of online advertising to generate traffic to our websites. We also have a number of mobile website pilots underway as this new platform provides increased convenience to our customers and employees.

Management Information System

We consolidate, process and maintain financial information, operational and accounting data, and other related statistical information on centralized computers. We have a fully operational intranet with each store directly connected to headquarters. Our systems are based on an ADP platform for the main database, and information is processed and analyzed utilizing customized financial reporting software from Oracle Corporation.

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

Our management information system is particularly important to successfully operating acquired stores. Following each acquisition, we immediately install our management information system at each location. This quickly makes financial, accounting and other operational data easily available throughout the company. With this information, we can more efficiently execute our operating strategy at each new store.

Franchise Agreements

Each of our Lithia store subsidiaries operates under a separate franchise agreement with each manufacturer of the new vehicles it sells.

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

A franchise agreement may impose requirements on the store with respect to:

•	facilities and equipment;

•	inventories of vehicles and parts;

•	minimum working capital;

•	training of personnel; and

•	performance standards for market share and customer satisfaction.

Each manufacturer closely monitors compliance with these requirements and requires each store to submit monthly financial statements. Franchise agreements also grant a store the right to use and display manufacturers’ trademarks, service marks and designs in the manner approved by each manufacturer.

Most franchise agreements are generally renewed after one to five years, and, in practice, have indefinite lives. Some franchise agreements, including those with Chrysler, have no termination date. Historically, all of our agreements have been renewed. In addition, state franchise laws protect franchised automotive retailers. Under certain of those laws, a manufacturer may not:

•	terminate or fail to renew a franchise without good cause; or

•	prevent any reasonable changes in the capital structure or financing of a store.

The typical franchise agreement provides for early termination or non-renewal by the manufacturer upon:

•	a change of management or ownership without manufacturer consent;

•	insolvency or bankruptcy of the dealer;

•	death or incapacity of the dealer/manager;

•	conviction of a dealer/manager or owner of certain crimes;

•	misrepresentation of certain sales or inventory information by the store, dealer/manager or owner to the manufacturer;

•	failure to adequately operate the store;

•	failure to maintain any license, permit or authorization required for the conduct of business; or

•	poor market share or low customer satisfaction index scores.

Agreements generally provide for prior written notice before a franchise can be terminated under most circumstances. We also sign master framework agreements with most manufacturers that impose additional requirements on our stores. See Item 1A. “Risk Factors.”

In the event of a manufacturer bankruptcy filing, any franchise agreement could be unilaterally rejected by the manufacturer as part of their plan to reorganize. However, if the agreement was not rejected but was assumed in a confirmed plan, it could continue with the same rights and conditions that existed prior to the filing.

In the event of a Chapter 11 bankruptcy filing by a manufacturer, several factors should be considered. First, franchise points represent a low-cost distribution network for the manufacturer and it is the automotive dealer that purchases their vehicles for resale to the consumer. Therefore, terminating franchises reduces the number of outlets selling vehicles to the public and is counter to the broader objective of keeping factories in operation emerging from reorganization. Second, the majority of our franchises are in ‘single-point’ locations, meaning there are not multiple franchises in the same market area. These locations are the only distribution point in the area, and we believe the manufacturers would endeavor to keep their products widely available to the general public. However, we operate certain facilities in locations with competing operators holding the same franchise rights in the area or nearby including five stores with three or more dealers of the same brand in the market. Further, should a manufacturer in bankruptcy elect to cease producing certain brands, related franchises would be expected to be terminated. No assurances can be given that our franchise rights would not be terminated in a manufacturer bankruptcy filing.

Competition

The retail automotive business is highly competitive, consisting of a large number of independent operators, many of whom are individuals, families and small retail groups. We compete primarily with other automotive retailers, both public and privately-held.

Vehicle manufacturers have designated specific marketing and sales areas within which only one dealer of a vehicle brand may operate. In addition, our franchise agreements typically limit our ability to acquire multiple dealerships of a given brand within a particular market area. Certain state franchise laws also restrict us from relocating our dealerships or establishing new dealerships of a particular brand within any area that is served by another dealer with the same brand. Accordingly, to the extent that a market has multiple dealers of a particular brand, as some of our markets do, we are subject to significant intra-brand competition.

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

Our financing activities with customers are subject to numerous federal, state and local laws and regulations. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals, a class of individuals, or governmental entities. These claims may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct store operations and fines.

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

We incur certain costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework. We do not have any material known environmental commitments or contingencies. However, no assurances can be given that material environmental commitments or contingencies will not arise in the future, or that they do not already exist but are unknown to us.

Employees

As of December 31, 2008, we employed approximately 4,868 persons on a full-time equivalent basis.

Item 1A.	Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

A majority of our new vehicles sales are from domestic brands. A restructuring of operations by any of the three U.S. manufacturers may have an adverse effect on our operations. A cessation of operations and/or liquidation or a material interruption in operations by any of the three U.S. manufacturers would likely have a material adverse effect on our operations.

We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of a major vehicle manufacturer. Chrysler accounted for over 31%, General Motors accounted for 20% and Ford accounted for 4% of our new vehicle sales in 2008.

Particularly with respect to the three domestic manufactures (General Motors, Chrysler and Ford), the current recession, volatile fuel prices and tightening credit markets have resulted in significantly lower vehicle sales and a deteriorating financial condition that could affect their ability to survive. Specifically, both General Motors and Chrysler have publicly announced that they have depleted their available cash resources and recently received loans from the federal government but in amounts announced to be inadequate to address their intermediate-term cash needs. The Treasury has conditioned any further loans upon the presentation of a restructuring plan to reflect the ability of such manufacturer to stabilize its financial condition and survive in the increasingly competitive industry. It is unknown at this time whether such funding will be made available or if provided, would be adequate to make them viable and competitive.

In a Chapter 11 reorganization in Bankruptcy Court: (1) the manufacturer could cease producing certain makes of vehicles and terminate all or any of our franchises even on continuing brands without consideration, (2) we may not be able to collect some or all of our significant receivables that are due us from such manufacturer, (3) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases and (4) consumer demand for such manufacturer’s products could be adversely affected.

If any of these events were to occur, our sales and earnings may be adversely impacted. These events would also result in a partial or complete write-down of our remaining intangible franchise rights with respect to any affected franchises and would likely cause us to incur valuation allowances related to receivables due from such manufacturers. Any associated franchise terminations would likely cause us to incur charges related to operating leases and/or impairment of long-lived assets. Additionally, there is a continued risk to both the new and used vehicle inventory valuations for the respective brand or manufacturer. If the impact on us results in a “material adverse change” to our condition, covenants and cross default provisions in certain debt agreements may be triggered, resulting in the immediate demand for amounts outstanding under the agreements.

In a Chapter 7 liquidation in Bankruptcy Court, the manufacturer would seek protection from its creditors and would commence an orderly wind-down of operations. The impact of a liquidation would likely have a material adverse effect on our results from operations, cash flows and financial condition unless the operations were promptly sold to and assumed by another manufacturer.

A continuing recession and tight credit markets can be expected to reduce consumer demand for new and used vehicles.

In 2008, automotive sales nationwide have dropped significantly. While the sales reduction was felt mostly by the U.S. domestic manufacturers, sales levels by nearly all manufacturers, including import and luxury brands, are down as well, some precipitously. Unless and until the economy, credit availability and consumer confidence improves, it is unlikely that sales will increase significantly, and they may be reduced further.

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

In addition, vehicle manufacturers would be adversely impacted by economic downturns or recessions, adverse fluctuations in currency exchange rates, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products (including due to bankruptcy), product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, or other adverse events. These and other risks could materially adversely affect any manufacturer and limit its ability to profitably design, market, produce or distribute new vehicles, which, in turn, could materially adversely affect our business, results of operations, financial condition, stockholders’ equity, cash flows and prospects.

Additionally, federal and certain state’s laws mandate minimum levels of vehicle fuel economy and establish emission standards which levels and standards could be increased in the future including the use of renewable energy sources. Such laws often increase the costs of new vehicles, generally, which would be expected to reduce demand. Further, changes in these laws could result in fewer vehicles available for sale by manufacturers unwilling or unable to comply with the higher standards.

As part of the restructuring currently underway by the domestic automakers, there could be a reduction in the makes or models associated with certain franchise agreements. The cessation of any makes for which we hold a franchise would be expected to result in a termination of that franchise.

Our business may be adversely affected by unfavorable conditions in our local markets, even if those conditions are not prominent nationally.

Our performance is also subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships currently are located in limited markets in 13 states and the results of our operations therefore depend substantially on general economic conditions and consumer spending levels in those markets. In 2008, our markets in Oregon, California, Nebraska and Idaho were particularly slow, which exacerbated our sales declines.

The decline of available financing, particularly in the sub-prime lending market and with captive financing companies, has adversely affected our sales of both new and used vehicles.

A significant portion of vehicle buyers finance their vehicle purchases. Sub-prime finance companies have historically provided financing for consumers who, for a variety of reasons, including poor credit histories and lack of a down payment, do not have access to more traditional finance sources. Recent economic developments have significantly reduced credit availability even for more credit-worthy buyers. Increasing minimum credit standards of the remaining sub-prime lenders has severely reduced the ability of those consumers to purchase vehicles, which has and is expected to have a material adverse effect on our new and used vehicle sales, cash flows and profitability until these conditions abate.

We are dependent on manufacturer affiliated financing companies to provide flooring sources for our new vehicle inventories. If flooring sources are eliminated, no assurances can be given that we will be able to secure additional borrowing facilities. Additionally, our flooring debt is due upon demand, and it may be called at any time.

We currently have relationships with a number of manufacturers or their affiliated finance companies including Chrysler Financial, Mercedes Financial, Toyota Motor Credit Corporation, Ford Motor Credit Company, General Motors Acceptance Corporation LLC, Volkswagen Credit, Inc., American Honda Finance Corporation and BMW Financial Services NA, LLC. Certain of these companies have indicated current financial constraints. Other companies may currently, or in the future, have additional financial uncertainty. As a result, credit that has typically been extended to us by the companies may be modified with terms unacceptable to us or revoked entirely.

If these events were to occur, we may not be able to pay our flooring debts or borrow sufficient funds to refinance the vehicles. Even if new financing were available, it may not be on terms acceptable to us.

Our restructuring plan to reduce our operating losses, exposure to domestic brands, and level of debt has resulted in our placing numerous domestic stores in discontinued operations. Our ability to dispose of such stores without further losses is not assured.

The recent drop in new vehicle sales, particularly with respect to domestic brands, has resulted in an increased effort to reduce both the number and the percentage of our stores selling domestic brands. Further, the continuing challenges we have in successfully competing in metropolitan markets that are heavily concentrated with domestic stores, has resulted in our efforts to dispose of those stores as well. Currently, we have 15 stores remaining in discontinued operations. The uncertainty surrounding the strength or survivability of certain domestic manufacturers, the poor financial performance of most of the stores selected and the tight credit market for the few interested purchasers for those stores, may make it impossible to sell the remaining stores placed in discontinued operations and could result in further operating losses and/or the closure of the stores.

If manufacturers discontinue or change sales incentives, warranties and other promotional programs, our results of operations, cash flows, or financial condition may be materially adversely affected.

We depend upon the manufacturers for sales incentives, warranties and other programs that are intended to promote new vehicle sales or support dealership profitability. Manufacturers historically have made many changes to their incentive programs during each year. Some of the key incentive programs include:

•	customer rebates;

•	dealer incentives on new vehicles;

•	special rates on certified, pre-owned cars;

•	below-market financing on new vehicles and special leasing terms;

•	warranties on new and used vehicles; and

•	sponsorship of used vehicle sales by authorized new vehicle dealers.

A discontinuation or change in our manufacturers’ incentive programs could adversely affect our business. Recently, some manufacturers have tightened or eliminated certain financing incentives including leasing programs which have resulted in the loss of sales. Further, some manufacturers use a dealership’s CSI scores as a factor governing participation in incentive programs. We may not meet such minimum scores, and as a consequence, may be precluded from receiving certain incentives.

Volatility in vehicle fuel prices changes consumer demand and significant increases can be expected to reduce vehicle sales.

Historically, in times of rapid increase in crude oil and fuel prices, sales of vehicles have dropped, particularly in the short term, as the economy slows, consumer confidence wanes and fuel costs become more prominent to the consumer’s buying decision. That condition existed in mid-2008 and was a significant contributor to reduced sales, particularly for less fuel-efficient vehicles. While gasoline prices significantly abated by year-end 2008, limited supply and an increasing demand over time is expected to result in significant price increases in the future. In sustained periods of higher fuel costs, consumers who do purchase vehicles tend to prefer smaller, more fuel efficient vehicles or hybrid powered vehicles currently in limited supply.

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

Each of our stores operates pursuant to a franchise agreement with each of the respective manufacturers for which it serves as franchisee. Manufacturers exert significant control over our stores through the terms and conditions of their franchise agreements, including provisions for termination or non-renewal for a variety of causes. From time-to-time, certain of our stores have failed to comply with certain provisions of their franchise agreements. These agreements and state law, however, generally afford us the opportunity to cure violations and no manufacturer has terminated or failed to renew any franchise agreement with us. If a manufacturer terminates or fails to renew one or more of our significant franchise agreements, such action could have a material adverse effect on our results of operations, cash flows and financial condition.

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

Some of our franchise agreements prohibit transfers of ownership interests of a store or, in some cases, its parent. The most prohibitive restriction, which has been imposed by various manufacturers, provides that, under certain circumstances, we may lose a franchise if a person or entity acquires an ownership interest in us above a specified level (ranging from 20% to 50% depending on the particular manufacturer’s restrictions and falling as low as 5% if another vehicle manufacturer is the entity acquiring the ownership interest) without the approval of the applicable manufacturer. Violations by our stockholders or prospective stockholders are generally outside of our control and may result in the termination or non-renewal of one or more of our franchises, which may have a material adverse effect on our results of operations, cash flows and financial condition.

Import product restrictions and foreign trade risks may impair our ability to sell foreign vehicles profitably.

Certain vehicles we sell, as well as certain major components of vehicles we sell, are manufactured outside the United States. Accordingly, we are affected by import and export restrictions of various jurisdictions and are dependent to some extent on general economic conditions in, and political relations with, a number of foreign countries. Additionally, fluctuations in currency exchange rates may increase the price and adversely affect our sales of vehicles produced by foreign manufacturers. Imports into the United States may also be adversely affected by increased transportation costs and tariffs, quotas or duties, any of which could have a material adverse effect on our results of operations, cash flows and financial condition.

Environmental, health or safety regulations could have a material adverse effect on our results of operations, cash flows, or financial condition or cause us to incur significant expenditures.

We are subject to various federal, state and local environmental, health and safety regulations governing, among other things, the generation, storage, handling, use, treatment, recycling, transportation, disposal and remediation of hazardous material and the emission and discharge of hazardous material into the environment. Under certain environmental regulations or pursuant to signed private contracts, we could be held responsible for all of the costs relating to any contamination at our present or our previously owned facilities, and at third party waste disposal sites. We are aware of contamination at certain of our facilities, and we are in the process of conducting investigations and/or remediation at some of these properties. In certain cases, the current or prior property owner is conducting the investigation and/or remediation or we have been indemnified by either the current or prior property owner for such contamination. There can be no assurances that these owners will remediate or continue to remediate these properties or pay or continue to pay pursuant to these indemnities. We are also required to obtain permits from governmental authorities for certain operations. If we violate or fail to fully comply with these regulations or permits, we could be fined or otherwise sanctioned by regulators.

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

With the breadth of our operations and volume of transactions, compliance with the many federal and state laws and regulations cannot be assured. New regulations are enacted on an ongoing basis. These regulations can impact our profitability and require continued training and vigilance. Fines, judgments and administrative sanctions can be severe.

We are subject to federal, state and local laws and regulations in each of the 13 states in which we have stores. New laws and regulations are enacted on an ongoing basis. With the number of stores we operate, the number of personnel we employ and the large volume of transactions we handle, it is likely that technical mistakes will be made. It is also likely that these regulations may impact our profitability and require ongoing training. Current practices in stores may become prohibited. We are responsible for ensuring that continued compliance with laws is maintained. If there are unauthorized activities of serious magnitude, the state and federal authorities have the power to impose civil monetary penalties and sanctions, suspend or withdraw dealer licenses or take other actions. These actions could materially impair our activities or our ability to acquire new stores in those states where violations occurred. Further, private causes of action on behalf of individuals or a class of individuals could result in significant monetary damages or injunctive relief.

Our ability to increase revenues through acquisitions depends on our ability to acquire and successfully integrate additional stores.

General. While we are not currently purchasing new stores, when market conditions stabilize, our financial performance improves and funding is available, we would intend to again renew our growth strategy. The U.S. automobile industry is considered a mature industry in which minimal growth is expected in unit sales of new vehicles. Accordingly, a principal component of our growth in sales would be to make acquisitions in our existing markets and in new geographic markets. To complete the acquisitions of additional stores, we need to successfully address each of the following challenges.

Limitations on our capital resources may prevent us from capitalizing on acquisition opportunities. Acquisitions of additional stores will require substantial capital investment. Limitations on our capital resources would restrict our ability to complete new acquisitions.

We have financed our past acquisitions from a combination of the cash flow from our operations, borrowings under our credit arrangements, issuances of our common stock and proceeds from our private debt offering. The use of any of these financing sources could have the effect of reducing our earnings per share.

Manufacturers may restrict our ability to make new acquisitions. We are required to obtain consent from the applicable manufacturer prior to the acquisition of a franchised store. In determining whether to approve an acquisition, a manufacturer considers many factors, including our financial condition, ownership structure, the number of stores currently owned and our performance with those stores. Most major manufacturers have now established limitations or guidelines on the:

•	number of such manufacturers’ stores that may be acquired by a single owner;

•	number of stores that may be acquired in any market or region;

•	percentage of market share that may be controlled by one automotive retailer group;

•	ownership of stores in contiguous markets;

•	frequency of acquisitions; and

•

requirement that no other manufacturers’ brands be sold from the same store location. In addition, each manufacturer has site control agreements in place that limit our ability to change the use of the facility without their approval.

A manufacturer also considers our past performance as measured by their customer satisfaction index, or CSI, scores and sales performance at our existing stores. At any point in time, some of our stores may have CSI scores below the manufacturers’ sales zone averages or have achieved sales performances below the targets manufacturers have set. Our failure to maintain satisfactory CSI scores and to achieve market share performance goals could restrict our ability to complete future acquisitions. We currently have, and at any point in the future may have, manufacturers that restrict our ability to complete future acquisitions.

Competition with other automotive retailers for attractive acquisition targets could restrict our ability to complete new acquisitions. In the current economic environment, we are presented with an increasing number of attractive acquisition opportunities. However, when the economy improves, we would expect to compete with several other public and private national automotive retailers, some of which have greater financial and managerial resources.

Indefinite-lived intangible assets (franchise value) comprise a meaningful portion of our total assets ($42.0 million at December 31, 2008). We must test our intangible assets for impairment at least annually, which may result in a further non-cash write down of franchise rights and could have a material adverse impact on our results of operations, shareholders’ equity and loan covenants.

Indefinite-lived intangibles are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our remaining principal intangible assets are our rights under our franchise agreements with vehicle manufacturers. The risk of impairment losses increases if operating losses are suffered at those stores, if a manufacturer files for bankruptcy or if the stores are closed. Impairment losses result in a non-cash write-down of the affected franchise values. Furthermore, impairment losses could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our debt agreements and could have a material adverse impact on our results of operations and shareholders’ equity.

A deferred tax asset position comprises a meaningful portion of our total assets (approximately $46.5 million at December 31, 2008). We are required to assess the recoverability of this asset on an ongoing basis. Future negative operating performance or other negative evidence may result in a valuation allowance being recorded against some or all of this amount. This could have a material adverse impact on our results of operations, shareholder’s equity and loan covenants.

Deferred tax assets are evaluated on a quarterly basis to determine if they are expected to be recoverable in the future. This evaluation considers positive and negative evidence in order to assess whether it is more likely than not that a portion of the asset will not be realized. The risk of a valuation allowance increases if continuing operating losses are incurred. A valuation allowance on our tax asset could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our debt agreements and could have a material adverse impact on our results of operations and shareholders’ equity.

Our operating losses as well as our indebtedness and lease obligations could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures, and prevent us from fulfilling our financial obligations.

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

In addition, our debt instruments contain numerous covenants that limit our discretion with respect to business matters, including acquisitions, paying dividends, redeeming our convertible notes prior to maturity, repurchasing our common stock, incurring additional debt or disposing of assets. Other covenants are financial in nature, including current and fixed-charge ratios or minimum net-worth requirements. A breach of any of these covenants could result in a default under the applicable agreement or indenture. In addition, a default under one agreement or indenture could result in a default and acceleration of our repayment obligations under the other agreements or indentures under the cross default provisions in those agreements or indentures.

Certain debt agreements contain subjective acceleration clauses based on a lender deeming itself insecure or if a ‘material adverse change’ in our business has occurred. If these clauses are implicated and the lender declares that an event of default has occurred, the outstanding indebtedness would likely be immediately due and owing.

If these events were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with these agreements and indentures.

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

The sole voting control of our company is currently held by Sidney B. DeBoer who may have interests different from your interests. Further, all of the Class B shares of the company held by Lithia Holdings are pledged, with other assets, to secure personal indebtedness of Mr. DeBoer. The failure to repay the indebtedness could result in the sale of such shares and the loss of such control, which may violate agreements with certain manufacturers, including Toyota Motor Sales USA.

Lithia Holding Company, LLC, of which Sidney B. DeBoer, our Chairman and Chief Executive Officer, is the sole managing member, holds all of the outstanding shares of our Class B common stock. A holder of Class B common stock is entitled to ten votes for each share held, while a holder of Class A common stock is entitled to one vote per share held. On most matters, the Class A and Class B common stock vote together as a single class. As of March 16, 2009, Lithia Holding controlled approximately 69% of the aggregate number of votes eligible to be cast by stockholders for the election of directors and most other stockholder actions. Therefore, Lithia Holding will control the election of our Board of Directors and will be in a position to control the policies and operations of the company. In addition, because Mr. DeBoer is the managing member of Lithia Holding, he currently controls and will continue to control, all of the outstanding Class B common stock, thereby allowing him to control the company. So long as at least 16 2/3% of the total number of shares outstanding are shares of Class B common stock, the holders of Class B common stock will be able to control all matters requiring approval of 66 2/3% or less of the aggregate number of votes.

Lithia Holdings has pledged all of the Class B common stock with other personal assets of Mr. DeBoer, to secure a personal loan to Mr. DeBoer from U S Bank, NA. Should he be unable to repay the loan, the bank could foreclose against the Class B common stock, which would result in the automatic conversion of such shares to Class A common stock. In such event, Mr. DeBoer would no longer be in control of the company and this loss (change) in control, if not consented to by the manufacturers, would be a technical violation under most of the dealer sales and service agreements held by the company. However, applicable state franchise laws prohibit manufacturers from unreasonably withholding consent to a change in control or the appointment of a new individual responsible for the operations of a store should a loss in control also result in the removal of both Sid DeBoer and Bryan DeBoer who are currently named.

Further, the current pledge of Class B common stock does not comply with the exception to such pledges provided in the Framework Agreement between the company and Toyota Motor Sales, U.S.A, Inc. Mr. DeBoer is in the process of seeking from Toyota Motors Sales approval of this pledge. Failure to receive such approval could result in disallowance of future Toyota store acquisitions by the company but would not be a violation of any of the sales and service agreements on existing Toyota stores.

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

On April 28, 2004, Robert Allen and 29 other plaintiffs (“Allen Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 04-3032-HO) against Lithia Motors, Inc. and three of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon UTPA and common law fraud. The Allen Plaintiffs seek damages, attorney’s fees and injunctive relief. The Allen Plaintiffs’ Complaint stems from vehicle purchases made at Lithia stores between July 2000 and April 2001. On August 27, 2004, we filed a Motion to Dismiss the Complaint. On May 26, 2005, the Court entered an Order granting Defendants’ Motion to Dismiss plaintiffs’ state and federal RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over plaintiffs’ UTPA and fraud claims. Plaintiffs filed a Motion to Reconsider the dismissal Order. On August 23, 2005, the Court granted Plaintiffs’ Motion for Reconsideration and permitted the filing of a Second Amended Complaint (“SAC”). On September 21, 2005, the Allen Plaintiffs, along with Ms. Phillips, filed the SAC. In this complaint, the Allen plaintiffs seek actual damages that total less than $500,000, trebled, approximately $3.0 million in mental distress claims, trebled, punitive damages of $15.0 million, attorney’s fees and injunctive relief. The SAC added as defendants certain officers and employees of Lithia. In addition, the SAC added a claim for relief based on the Truth in Lending Act (“TILA”). On November 14, 2005 we filed a second Motion to Dismiss the Complaint and a Motion to Compel Arbitration. In two subsequent rulings, the Court has dismissed all claims except those under Oregon’s Unfair Trade Practices Act and a single fraud claim for a named individual. We believe the actions of the court have significantly narrowed the claims and potential damages sought by the plaintiffs. Lithia’s motion to Compel Arbitration of Plaintiff’s remaining claims was denied. We have filed a Notice of Appeal relating to the denial of our Motion to Compel Arbitration. This appeal was argued before the Ninth Circuit Court of Appeals (No. 07-35670) with a ruling anticipated in Spring 2009.

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

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against the company (Dunham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs’ request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. We have filed a motion requesting reconsideration of this class certification, but the arbitrator died before issuing his opinion. The reconsideration seeks a ruling whether these employees or some of these employees are exempt from the applicable state law that provides for the payment of overtime under certain circumstances. A new arbitrator has now been appointed who has advised he intends to make an independent opinion with respect to the request by the plaintiff for a class certification. A supplemental brief was recently filed by the company with respect to this issue but no ruling has yet been rendered.

Alaska Used Vehicles Sales Disclosures

On May 30, 2006, four of our wholly owned subsidiaries located in Alaska were served with a lawsuit alleging that the stores failed to comply with Alaska law relating to various disclosures required to be made during the sale of a used vehicle. The complaint was filed by Jackie Lee Neese, et al. v. Lithia Chrysler Jeep of Anchorage, Inc., et al. in the Superior Court for the State of Alaska at Anchorage, case number 3AN-06-04815CI. The complainants seek to represent other similarly situated customers. The court has not certified the suit as a class action. During the pendency of the Neese case, the State of Alaska brought charges against Lithia’s subsidiaries alleging the same factual allegations, and also alleging violations related to the practice of charging document fees. We settled the State action, which we believe resolves the disputes. However, the plaintiffs in the private action moved to intervene in the State of Alaska matter, and they also filed a second putative class action lawsuit, Jackie Lee Neese, et al, v. Lithia Chrysler Jeep of Anchorage, Inc., case number 3AN-06-13341CI, related to the document fee claims identified in the State of Alaska’s complaint. The second Neese lawsuit was consolidated with the first case. The court denied the plaintiffs’ request to intervene in the State of Alaska matter and the plaintiffs have filed an appeal with the Alaska Supreme Court challenging that denial. Oral arguments on the appeal have been held, but no ruling has been issued. The trial court dismissed two of the stores involved in the first lawsuit because none of the named plaintiffs had purchased any vehicles from the two stores. The plaintiffs have also appealed that dismissal to the Alaska Supreme Court. Oral arguments were held and the parties are awaiting a decision from the Court. Both the private lawsuits, as well as the implementation of the settlement with the State of Alaska, have been stayed pending a ruling in the appeal of the State of Alaska case.

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

Lithia and its subsidiary asked the trial court to certify its order as a final judgment. After the trial court denied their request, Lithia and its subsidiary petitioned the Washington Court of Appeals for discretionary review of the summary judgment decision, which was granted in April 2008. In January 2009, the Court of Appeals reversed the trial court judge’s ruling and directed the entry of a summary dismissal order in the case. Plaintiff’s may appeal this decision to the Washington Supreme Court or attempt to pursue some other claims in the trial court proceeding.

VanSyoc Case

On August 14, 2002, Steven H. VanSyoc filed a lawsuit in the Superior Court of California for the County of Fresno (Case No. 08CECG02785) against a Lithia Motors subsidiary alleging fraud, deceit, intentional misrepresentation, concealment and failure to disclose, and negligence. Further, plaintiff asserts violations of California Civil Code § 1770(a)(2),(5),(6), (7), (9), (13), (14), (16) and (19) (a pattern, plan or scheme with intent to deceive or induce the purchase and increase the cost of vehicles; and California Civil Code § 17200, et.seq. (Unfair Competition Law)) and seeks an order enjoining the practice, unstated actual damages and an order certifying the case a class-action. Plaintiff alleges that we failed to disclose the vehicle he purchased was a former daily rental vehicle and misrepresented the terms and conditions of the Extended Service Agreement purchased by Plaintiff, and failed to disclose that the time and mileage limits actually started at a date significantly earlier than the purchase date. We have filed an answer denying all liability. Preliminary discovery is being undertaken.

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

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Sale of Unregistered Securities

We sold 22,408 shares of Class A Common Stock on July 1, 2008 and 220,499 shares of Class A Common Stock on October 1, 2008 in a limited non-public offering to certain employees participating in the shareholder approved 1998 Employee Stock Purchase Plan, as amended. We received proceeds of $4.58 per share for shares sold on July 1, 2008 and $3.83 per share for those shares sold October 1, 2008 for total consideration of $102,629 and $844,511, respectively. The sales were sold under an exception from registration afforded by section 4.1 of the Securities Act of 1933.

Stock Prices and Dividends

Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2007 and 2008:

2007	High	Low
Quarter 1	$31.56	$26.00
Quarter 2	29.02	25.22
Quarter 3	26.19	16.54
Quarter 4	21.31	13.21

2008
Quarter 1	$15.72	$8.91
Quarter 2	10.94	4.89
Quarter 3	6.76	3.51
Quarter 4	4.99	1.53

The number of shareholders of record and approximate number of beneficial holders of Class A common stock at March 16, 2009 was 1,369 and 5,128, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company LLC.

Dividends declared and paid on our Class A and Class B common stock during 2007 and 2008 were as follows:

Quarter related to:	Dividend amount per share	Total amount of dividend (in thousands)
2006
Fourth quarter	$0.14	$2,745
2007
First quarter	0.14	2,749
Second quarter	0.14	2,762
Third quarter	0.14	2,762
Fourth quarter	0.14	2,776
2008
First quarter	0.14	2,806
Second quarter	0.14	2,837
Third quarter	0.05	1,025
Fourth quarter	—	—

Our working capital, acquisition and used vehicle credit facility (the “Credit Facility”) with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“Chrysler Financial”), DCFS U.S.A. LLC (“Mercedes Financial”) and Toyota Motor Credit Corporation (“TMCC”) allows cash dividends based on a formula. In addition, repurchases by us of our common stock are not permitted without the prior approval of our lenders.

We reduced our cash dividend in the third quarter and did not declare a dividend related to the fourth quarter of 2008. While it is our intent to re-instate a quarterly cash dividend once conditions improve and our bank covenants permit, no assurances can be given that a cash dividend will be resumed. The payment of any dividends is subject to the discretion of our Board of Directors. Dividends paid in 2008 totaled $9.4 million and stock repurchased due to options exercises in 2008 totaled $2,000.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Stock Performance Graph

The following line-graph shows the annual percentage change in the cumulative total returns for the past five years on an assumed $100 initial investment and reinvestment of dividends, on (a) Lithia Motors, Inc.’s Class A common stock; (b) the Russell 2000; and (c) a peer group index composed of United Auto Group, Inc., AutoNation, Sonic Automotive, Inc., Group 1 Automotive, Inc. and Asbury Automotive Group, the only other comparable publicly traded automobile dealerships in the United States as of December 31, 2008. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the Russell 2000. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base Period	Indexed Returns for the Year Ended
Company/Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Lithia Motors, Inc.	$100.00	$106.39	$124.71	$114.08	$54.46	$12.93
Auto Peer Group	100.00	100.91	111.02	125.72	85.37	43.18
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44

Item 6.	Selected Financial Data

You should read the Selected Financial Data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information contained elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share amounts)	Year Ended December 31,
Consolidated Statement of Operations Data:	2008	2007	2006	2005	2004
Revenues:
New vehicle	$1,172,807	$1,528,246	$1,449,012	$1,252,607	$1,112,475
Used vehicle	574,373	686,728	660,588	604,129	532,311
Finance and insurance	78,970	99,727	97,036	86,121	73,719
Service, body and parts	306,743	304,302	261,949	227,033	198,635
Fleet and other	4,911	5,279	5,250	3,626	6,109

Total revenues	2,137,804	2,624,282	2,473,835	2,173,516	1,923,249
Cost of sales	1,767,760	2,177,493	2,048,070	1,788,206	1,591,421

Gross profit	370,044	446,789	425,765	385,310	331,828
Goodwill impairment	272,503	—	—	—	—
Other asset impairments	23,402	—	—	—	—
Selling, general and administrative	316,183	349,283	319,854	278,713	249,916
Depreciation and amortization	17,732	16,862	13,383	10,855	9,931

Operating income (loss)	(259,776)	80,644	92,528	95,742	71,981
Floorplan interest expense	(20,398)	(24,373)	(25,156)	(11,223)	(8,680)
Other interest expense	(17,350)	(15,985)	(12,081)	(9,496)	(6,792)
Other income, net	6,673	641	798	815	562

Income (loss) from continuing operations before income taxes	(290,851)	40,927	56,089	75,838	57,071
Income tax (provision) benefit	91,703	(16,485)	(21,597)	(29,372)	(22,113)

Income (loss) from continuing operations	(199,148)	24,442	34,492	46,466	34,958
Income (loss) from discontinued operations, net of tax	(53,438)	(2,893)	2,812	7,161	10,654

Net income (loss)	$(252,586)	$21,549	$37,304	$53,627	$45,612

Basic income (loss) per share from continuing operations	$(9.95)	$1.25	$1.77	$2.42	$1.86
Basic income (loss) per share from discontinued operations	(2.67)	(0.15)	0.14	0.38	0.57

Basic net income (loss) per share	$(12.62)	$1.10	$1.91	$2.80	$2.43

Shares used in basic per share	20,017	19,530	19,485	19,175	18,773

Diluted income (loss) per share from continuing operations	$(9.95)	$1.19	$1.65	$2.22	$1.75
Diluted income (loss) per share from discontinued operations	(2.67)	(0.13)	0.13	0.33	0.52

Diluted net income (loss) per share	$(12.62)	$1.06	$1.78	$2.55	$2.27

Shares used in diluted per share	20,017	22,082	22,102	21,807	20,647

Cash dividends declared per common share	$0.47	$0.56	$0.54	$0.44	$0.31

Factors Affecting Comparability
Stock-based compensation expense included as a component of selling, general and administrative expense	$1,725	$3,384	$3,534	$490	$164
Loss (gain) related to undesignated interest rate swaps included as a component of floorplan interest expense	545	—	(1,921)	4,081	3,726
Ineffectiveness related to interest rate swaps included as a component of floorplan interest expense	363	73	—	—	—

(In thousands)	As of December 31,
Consolidated Balance Sheet Data:	2008	2007	2006	2005	2004
Working capital	$99,524	$193,447	$149,701	$156,446	$124,277
Inventories	422,812	601,759	603,306	606,047	535,347
Total assets	1,133,459	1,626,735	1,579,357	1,452,714	1,255,720
Flooring notes payable	337,700	451,590	499,679	530,452	450,860
Current maturities of long-term debt	78,634	13,327	16,557	6,868	6,565
Long-term debt, less current maturities	265,184	455,495	392,383	290,551	267,311
Total stockholders’ equity	248,343	508,212	493,393	460,231	405,246

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. “Business,” Item 1A. “Risk Factors” and our Consolidated Financial Statements and Notes thereto.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of March 16, 2009, we offered 27 brands of new vehicles and all brands of used vehicles in 92 stores in the United States and over the Internet. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

While the U.S. has not experienced a slower auto retail environment in 50 years, in January and February 2009, traffic in our stores was up over our December 2008 traffic. In addition, we believe that we are realizing success from our recent marketing efforts and our continuing cost cutting initiatives to help mitigate the slowing sales environment.

We believe that adhering to strict cost-cutting measures and improving our balance sheet by reducing debt and preserving cash, while still focusing on satisfying our customers, should enable us to come through the tough economic times as a stronger, more viable company. However, no assurances can be given that industry sales will not experience a further decline, or that our restructuring plan will be of sufficient magnitude to guarantee success in a declining market.

Economic Environment During 2008

As discussed in Overview in Item 1, “Business,” above, during 2008, overall macroeconomic issues have reduced consumers’ desire and ability to purchase automobiles. An additional factor negatively impacting auto sales has been a reduction in available options for consumer auto loans. The manufacturers’ captive financing companies have suffered additional pressure as the financial crisis has raised their cost of funds and reduced their access to capital. This has prevented them from offering as many incentives designed to drive sales, such as subsidized interest rates and the amount of loan to value they are willing to advance on vehicles.

The number of customers visiting our stores has significantly declined from prior years. We believe one of the reasons showroom traffic has suffered is that customers are assuming that financing is not available or that they would not qualify for vehicle financing. One of the main objectives of our recent advertising has focused on overcoming this obstacle and communicating that consumer vehicle financing continues to be available. This is evidenced by the fact that we were still able to arrange financing on approximately 73% of the vehicles we sold during the fourth quarter of 2008, although at substantially lower volumes.

In addition, both new and used vehicle sales have been impacted in 2008 by declining valuations for most used vehicles. Fewer customers are trading in their used vehicles as the value many could receive is less than what they currently owe. This has negatively affected our new vehicle sales as many potential customers are not able to obtain financing to absorb the amount owed on their trade in as well as the cost of the new vehicle.

Restructuring and Cost-Cutting Initiatives

As the economic environment continued to deteriorate in the second half of 2008, we continued to take steps to achieve profitably in the current adverse market conditions, as well as to position ourselves for our long-term growth objectives. The restructuring plan we announced on June 2, 2008 was subsequently expanded to include additional initiatives. As of March 16, 2009, we identified a total of 31 stores for divestiture and, as of this date, 12 of these stores had been sold, 4 had been closed, and 15 remained for sale, one of which had a preliminary agreement signed for its sale. These actions will reduce our store count by approximately one-fourth and will move us closer to our goal of a long term 50/50 domestic/import new vehicle sales mix.

Our restructuring plans also included the following cost cutting measures:

•	Re-aligning store management personnel and duties;

•	Reducing non-production headcount across the company;

•	Reducing non-essential store expenses;

•	Consolidating vendors and negotiating favorable payment terms;

•	Reducing all corporate level expenses where possible; and

•	Further centralizing offices by region.

In addition to the store divestitures discussed above, the following restructuring actions are underway to help preserve capital and improve profitability:

•	Deferring all uncommitted capital expenditures;

•	Selling certain development property and other assets, including aircraft and excess land;

•	Financing certain unfinanced real estate;

•	Postponing acquisitions until prices stabilize; and

•	Adjusting inventory levels to meet consumers’ shift in demand for new and used vehicles.

The above actions have allowed us to achieve approximately $43 million of annualized savings through December 31, 2008 and we will continue to identify additional cost savings in the future without impacting customer service.

As part of our restructuring plan, the investment in additional L2 locations was placed on hold as we were unwilling to continue to absorb the expected startup losses. After we placed the initiative on hold, certain personnel associated with the project were terminated and others were re-assigned to other areas.

The existing L2 stores have been integrated into the Lithia platform and we are utilizing all of the Lithia systems in the locations. We closed our Loveland L2 location in June 2008 and are currently using the facility in a re-formatted used car operation. In September 2008, we completed the sale of our Cedar Rapids L2 location. We closed our Amarillo L2 location in November 2008 and are currently using the facility in a re-formatted used car operation. We currently operate an L2 location in Lubbock, Texas. However, the Lubbock location has been revamped to essentially operate as a traditional Lithia store to gain operational efficiencies and to unify selling systems across the organization.

We did not incur any material severance, lease termination or other restructuring charges related to any of these restructuring actions in 2008.

Manufacturer Information

Historically, manufacturers have offered incentives on new vehicle sales through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers. Through the first half of 2008, this strategy continued. However, in response to tightening in credit markets, in the third quarter of 2008, we saw a shift away from leasing and subsidized financing to dealer and consumer rebates and repricing strategies.

In July 2008, Chrysler Financial announced the termination of its lease program. We have not seen a significant impact due to this change as the majority of our transactions with Chrysler Financial are retail installment contracts, not leases. We have received additional retail incentives as a result of the termination of its lease program and may receive additional incentives in the future.

In October 2008, the domestic automakers approached Congress seeking government assistance. As part of these hearings, each manufacturer provided an update on their current financial situation as well as their outlook for 2009 and beyond. In the course of the hearings, it became clear that without immediate assistance, both Chrysler and General Motors (“GM”) faced the possibility of insolvency as early as January 2009.

In December 2008, the federal government provided $17.4 billion in bridge loans to both Chrysler and GM. Stipulated with the loans was the condition that both manufacturers return to the Treasury in February 2009 and provide a restructuring plan.

At the time of this filing, both Chrysler and GM have provided their plans to the Treasury requesting up to $39 billion in total support, including the $17.4 billion already provided, and are acting on those plans. However, the response by the federal government to these strategies remains unknown. We believe that in the event either or both plans are rejected, a Chapter 11 bankruptcy filing would occur. We have developed contingency plans to respond in the event of such a filing. No assurances can be given that our contingency plans will be adequate to address the magnitude of these scenarios.

Goodwill and Other Asset Impairment Charges

Our financial results for 2008 included $301.0 million of goodwill and other asset impairment charges included as a component of operating loss and an additional $70.1 million as a component of discontinued operations. See Notes 1, 5, 6 and 19 of Notes to Consolidated Financial Statements for additional information.

Gain on Early Retirement of Senior Subordinated Convertible Notes

During the third and fourth quarters of 2008, we redeemed a total of half, or $42.5 million principal amount, of our senior subordinated convertible notes at a discount, which resulted in a gain on early retirement of $5.2 million, which was included as a component of other income, net on our consolidated statement of operations. As of December 31, 2008, $42.5 million of our senior subordinated convertible notes remained outstanding.

Pro Forma Results of Operations

On a non-GAAP basis, the elimination of the effect of the non-cash impairment charges and the gain on early retirement of debt would have resulted in a net improvement of our net loss before taxes by approximately $295.8 million to net income before taxes of $4.9 million in 2008. In addition, excluding the non-cash impairment charges and the gain on early retirement of debt of $(10.10) per share in continuing operations and $(12.28) per share including discontinued operations, on a non-GAAP basis we had income of $0.15 per diluted share from continuing operations, and a loss of $(0.34) per diluted share including discontinued operations. The loss recorded under GAAP was $(9.95) per diluted share from continuing operations and $(12.62) per diluted share including discontinued operations. For a reconciliation of the non-GAAP financial data, see “Pro Forma Reconciliations,” below. The financial tables contain certain non-GAAP financial measures as defined under SEC rules, such as net income and diluted earnings per share from continuing operations, adjusted in each case to exclude certain disclosed items. As required by SEC rules, we have provided reconciliations of these measures to the most directly comparable GAAP measures, which are set forth herein. We believe that the non-GAAP financial measures improve the transparency of our disclosure, provide a meaningful presentation of our results from our core business operations excluding the impact of items not related to our ongoing core business operations, and improve the period-to-period comparability of our results from our core business operations.

Outlook

We anticipate a continued weak economic environment in 2009. Despite the economic weakness, we believe the actions discussed in Restructuring and Cost-Cutting Initiatives will help mitigate its impact. As retailers, we are able to reduce many variable costs, a majority of which are personnel related, and adjust our inventories relatively quickly. In addition to these variable costs, we have cut fixed costs totaling approximately $43 million annually. We remain committed to quickly and aggressively responding to any further decline in the overall economy or the automotive retail environment and are prepared to continue to reduce costs if current conditions deteriorate.

In 2008, we believe the impact of gasoline prices on the value of trucks and SUVs and reduced industry sales resulted in below normal profit margins on vehicles. We intend to improve our vehicle margins by improving our inventory mix to meet current demand. This action has resulted in improved margins on both new and used vehicles in the fourth quarter of 2008. We believe that margins in 2009 will be consistent with the margins experienced in the fourth quarter of 2008. We also adjusted our used vehicle inventory mix throughout 2008 and believe that, going into 2009, we are better positioned with a mix of vehicles that customers are currently demanding. Also, as vehicle sales decline, we are emphasizing the more stable, higher-margin service, body and parts business, which improves our overall gross profit margins stated as a percentage of our total revenue.

Results of Continuing Operations

Certain revenue, gross profit margin and gross profit information by product line was as follows for 2008, 2007 and 2006:

2008	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	54.9%	7.8%	24.8%
Used vehicle, retail	22.3	11.3	14.6
Used vehicle, wholesale	4.6	(3.1)	(0.8)
Finance and insurance(1)	3.7	100.0	21.3
Service, body and parts	14.3	47.9	39.7
Fleet and other	0.2	31.9	0.4

2007	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	58.2%	7.8%	26.8%
Used vehicle, retail	21.1	14.1	17.4
Used vehicle, wholesale	5.1	2.3	0.7
Finance and insurance(1)	3.8	100.0	22.3
Service, body and parts	11.6	47.7	32.5
Fleet and other	0.2	27.2	0.3

2006	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	58.6%	7.9%	27.0%
Used vehicle, retail	21.9	14.9	19.0
Used vehicle, wholesale	4.8	2.8	0.8
Finance and insurance(1)	3.9	100.0	22.8
Service, body and parts	10.6	48.8	30.0
Fleet and other	0.2	28.8	0.4

(1)	Commissions reported net of anticipated cancellations.

The following table sets forth selected financial data expressed as a percentage of total revenues for the periods indicated:

	Year Ended December 31, (1)
	2008	2007	2006
Revenues:
New vehicle	54.9%	58.2%	58.6%
Used vehicle	26.9	26.2	26.7
Finance and insurance	3.7	3.8	3.9
Service, body and parts	14.3	11.6	10.6
Fleet and other	0.2	0.2	0.2

Total revenues	100.0%	100.0%	100.0%
Gross profit	17.3	17.0	17.2
Goodwill impairment	12.7	—	—
Other asset impairments	1.1	—	—
Selling, general and administrative expenses	14.8	13.3	12.9
Depreciation and amortization	0.8	0.7	0.5

Operating income (loss)	(12.2)	3.1	3.7
Floorplan interest expense	(1.0)	(0.9)	(1.0)
Other interest expense	(0.8)	(0.6)	(0.5)
Other income, net	0.3	0.0	0.0

Income (loss) from continuing operations before income taxes	(13.6)	1.6	2.3
Income tax benefit (expense)	4.3	(0.6)	(0.9)

Income (loss) from continuing operations	(9.3)%	0.9%	1.4%

(1)	The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in 2008 compared to 2007 and in 2007 compared to 2006:

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(In Thousands)	2008	2007
Revenues:
New vehicle	$1,172,807	$1,528,246	$(355,439)	(23.3)%
Used vehicle	574,373	686,728	(112,355)	(16.4)
Finance and insurance	78,970	99,727	(20,757)	(20.8)
Service, body and parts	306,743	304,302	2,441	0.8
Fleet and other	4,911	5,279	(368)	(7.0)

Total revenues	2,137,804	2,624,282	(486,478)	(18.5)
Cost of sales:
New vehicle	1,081,032	1,408,496	(327,464)	(23.2)
Used vehicle	523,439	605,890	(82,451)	(13.6)
Service, body and parts	159,944	159,262	682	0.4
Fleet and other	3,345	3,845	(500)	(13.0)

Total cost of sales	1,767,760	2,177,493	(409,733)	(18.8)

Gross profit	370,044	446,789	(76,745)	(17.2)
Goodwill impairment	272,503	—	272,503	n/a
Other asset impairments	23,402	—	23,402	n/a
Selling, general and administrative	316,183	349,283	(33,100)	(9.5)
Depreciation and amortization	17,732	16,862	870	5.2

Operating income (loss)	(259,776)	80,644	(340,420)	(422.1)
Floorplan interest expense	(20,398)	(24,373)	(3,975)	(16.3)
Other interest expense	(17,350)	(15,985)	1,365	8.5
Other income, net	6,673	641	6,032	941.0

Income (loss) from continuing operations before income taxes	(290,851)	40,927	(331,778)	(810.7)
Income tax benefit (expense)	91,703	(16,485)	(108,188)	(656.3)

Income (loss) from continuing operations	$(199,148)	$24,442	$(223,590)	(914.8)%

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
New units sold	40,206	52,512	(12,306)	(23.4)%
Average selling price per new vehicle	$29,170	$29,103	$67	0.2
Used retail units sold	28,853	32,700	(3,847)	(11.8)
Average selling price per used retail vehicle	$16,522	$16,896	$(374)	(2.2)
Used wholesale units sold	16,631	20,264	(3,633)	(17.9)
Average selling price per used wholesale vehicle	$5,872	$6,625	$(753)	(11.4)
Finance and insurance sales per retail unit	$1,144	$1,170	$(26)	(2.2)

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(In Thousands)	2007	2006
Revenues:
New vehicle	$1,528,246	$1,449,012	$79,234	5.5%
Used vehicle	686,728	660,588	26,140	4.0
Finance and insurance	99,727	97,036	2,691	2.8
Service, body and parts	304,302	261,949	42,353	16.2
Fleet and other	5,279	5,250	29	0.6

Total revenues	2,624,282	2,473,835	150,447	6.1
Cost of sales:
New vehicle	1,408,496	1,333,906	74,590	5.6
Used vehicle	605,890	576,271	29,619	5.1
Service, body and parts	159,262	134,153	25,109	18.7
Fleet and other	3,845	3,740	105	2.8

Total cost of sales	2,177,493	2,048,070	129,423	6.3

Gross profit	446,789	425,765	21,024	4.9
Selling, general and administrative	349,283	319,854	29,429	9.2
Depreciation and amortization	16,862	13,383	3,479	26.0

Operating income	80,644	92,528	(11,884)	(12.8)
Floorplan interest expense	(24,373)	(25,156)	(783)	(3.1)
Other interest expense	(15,985)	(12,081)	3,904	32.3
Other income, net	641	798	(157)	(19.7)

Income from continuing operations before income taxes	40,927	56,089	(15,162)	(27.0)
Income tax expense	(16,485)	(21,597)	(5,112)	(23.7)

Income from continuing operations	$24,442	$34,492	$(10,050)	(29.1)%

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2007	2006
New units sold	52,512	52,340	172	0.3%
Average selling price per new vehicle	$29,103	$27,685	$1,418	5.1
Used retail units sold	32,700	33,225	(525)	(1.6)
Average selling price per used retail vehicle	$16,896	$16,298	$598	3.7
Used wholesale units sold	20,264	19,244	1,020	5.3
Average selling price per used wholesale vehicle	$6,625	$6,187	$438	7.1
Finance and insurance sales per retail unit	$1,170	$1,134	$36	3.2%

Revenues

Total revenues decreased 18.5% and increased 6.1%, respectively, in 2008 compared to 2007 and in 2007 compared to 2006.

The decrease in 2008 compared to 2007 primarily resulted from reduced demand and decreased same-store sales, which were brought on by the challenging retail environment, higher fuel prices, tighter credit environment, declines in available home equity, low consumer confidence and the weak economy.

The increase in 2007 compared to 2006 was a result of acquisitions, partially offset by a 3.2% decrease in same-store sales, excluding fleet. 2007 faced a difficult comparison with 2006 when total same-store sales grew by 4.1%. The decrease in same-store sales in 2007 was also impacted by a weak retail sales environment, especially with our domestic brands.

Same-store sales percentage increases (decreases) were as follows:

	2008 compared to 2007	2007 compared to 2006
New vehicle retail, excluding fleet	(24.1)%	(3.6)%
Used vehicle, retail	(15.8)	(7.1)
Used vehicle, wholesale	(29.3)	3.6
Total vehicle sales, excluding fleet	(22.3)	(4.1)
Finance and insurance	(20.8)	(3.1)
Service, body and parts	(0.3)	4.0
Total sales, excluding fleet	(19.7)	(3.2)

Same-store sales are calculated for stores that were in operation as of December 31, 2007, and only including the months of operations for both comparable periods. For example, a store acquired in June 2007 would be included in same store operating data beginning in July 2007, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the periods of July through December of both comparable years.

Penetration rates for certain products were as follows:

	2008	2007	2006
Finance and insurance	75%	77%	76%
Service contracts	42	43	44
Lifetime oil change and filter	34	37	39

2008 Compared to 2007

The decline in same-store total vehicle sales, excluding fleet, in 2008 compared to 2007 was primarily a result of the retail environment, but was exacerbated by our heavier domestic automaker exposure. Through the second quarter of 2008, increasing gas prices pushed consumer demand towards smaller, more fuel-efficient vehicles. However, as gas prices have decreased, demand for heavier trucks and SUVs has returned. However, this trend was more than offset by a decline in the overall macroeconomic environment, as the majority of automakers experienced double digit declines in sales when compared to the prior year. The average price of new vehicles sold in 2008 increased slightly over the average prices for 2007, but the number of vehicles sold was significantly lower. Vehicle prices increased in 2008 compared to 2007 due to a higher average invoice cost and also due to a shift away from the volume based strategy we adopted in prior years. The average price of used vehicles sold decreased in 2008 compared to 2007 as we worked through an inventory of vehicles that was not in high demand, a shift towards cars and away from trucks and as a reduction in available credit decreased the amount of financing customers could obtain, which resulted in lower average transactions.

Our finance and insurance sales were down in 2008 compared to 2007, both on an overall basis and a same-store basis, primarily due to the overall decline in vehicles sold combined with a decline in the average warranty and other finance product sales per retail unit. As fewer credit challenged customers were able to receive financing, the overall mix of customers had improved credit quality. As there are more lenders for stronger credit customers, loans are more competitive and less profitable to us. Additionally, the tightening of credit markets has limited the payment to income and debt to income ratios that are required by lenders, reducing the opportunity to add insurance and warranty products as their impact on payment may exceed financing limits. However, despite the tightening of the credit markets, we were able to maintain our finance and insurance penetration rate at 75% in 2008.

Our service, body and parts business was less affected by the challenging economic environment in 2008 than our other business lines. This demonstrates the counter-cyclicality of this component of our business. We focus on customer satisfaction in an effort to keep our customers returning to our facilities for their service needs. Warranty work accounts for approximately 20% of our same-store service, body and parts sales. Same-store warranty sales in 2008 were up 2.4% compared to 2007. Our domestic brand warranty work increased by 4.7%, while import/luxury warranty work decreased by 0.2%. The customer pay service and parts business, which represented approximately 80% of the total service, body and parts business in 2008, was down 1.0% on a same-store basis compared to 2007.

2007 Compared to 2006

The decline in new vehicle same-store sales in 2007 compared to 2006 was primarily due to a slowing sales environment in 2007 and declining sales of domestic manufacturers’ vehicles that represented a large percentage of our new vehicle sales. Due to aggressive manufacturer incentive programs in 2006, which were not sustained at the same level in 2007, same-store new vehicle unit sales were down 3.6% in 2007 compared to 2006. The decrease in same-store unit sales was partially offset by a 3.4% increase in same-store average selling prices.

The decline in same-store used retail vehicle sales in 2007 compared to 2006 was primarily due to the slowing sales environment mentioned above. Same-store used retail unit sales decreased 7.1% in 2007 compared to 2006. The same-store unit decrease was partially offset by a 2.0% increase in same-store average selling prices.

The increase in used wholesale vehicle same-store sales in 2007 compared to 2006 resulted from a 3.6% increase in same-store average selling prices, partially offset by a 2.9% decrease in same-store unit sales.

Same-store finance and insurance sales were negatively affected in 2007 compared to 2006 by decreases in same-store vehicle unit sales, which lowered the overall opportunity for finance and insurance sales. This was offset by a 4.1% increase in the finance and insurance sales per unit in 2007 compared to 2006.

The increase in same-store service, body and parts sales in 2007 compared to 2006 was primarily due to a 4.0% increase in the customer-paid portion of the business. The customer-paid portion of the business excludes warranty and represented approximately 81% of total service, body and parts sales in 2007. In addition, we realized a 3.7% increase in same-store warranty sales.

Gross Profit

Gross profit decreased $76.7 million in 2008 compared to 2007 and increased $21.0 million in 2007 compared to 2006. The decrease in 2008 compared to 2007 primarily resulted from decreased total revenues, while the increase in 2007 compared to 2006 was primarily due to increased total revenues.

Gross profit margins achieved were as follows:

	Year Ended December 31,		Basis Point Change*
	2008	2007
New vehicle	7.8%	7.8%	—	bp
Retail used vehicle	11.3	14.1	(280)
Wholesale used vehicles	(3.1)	2.3	(540)
Finance and insurance	100.0	100.0	—
Service, body and parts	47.9	47.7	20
Overall	17.3	17.0	30

	Year Ended December 31,		Basis Point Change*
	2007	2006
New vehicle	7.8%	7.9%	(10	)bp
Retail used vehicle	14.1	14.9	(80)
Wholesale used vehicles	2.3	2.8	(50)
Finance and insurance	100.0	100.0	—
Service, body and parts	47.7	48.8	(110)
Overall	17.0	17.2	(20)

*	A basis point is equal to 1/100th of one percent.

2008 Compared to 2007

New vehicle margins were flat in 2008 compared to 2007 as negative effects of the challenging economic environment were offset by a shift in consumer demand to cars vs. trucks and SUVs. Our stores typically target a dollar amount of profit on each vehicle sale, rather than a percentage. As such, when the average vehicle sale price declines but the profit remains consistent, margins are positively affected. Margins were up on new cars, while they were down on trucks and SUVs as we lowered pricing on these vehicles in order to clear out older inventory. Given the reduced number of new vehicle sales transactions, we implemented training and focused our stores on maintaining the profit on each vehicle retailed. This focus helped to offset the broader impact on revenues and margins due to the declining economy.

The challenging retail environment led to the declines in gross profit margins in retail and wholesale used vehicle sales in 2008 compared to 2007. We adjusted the pricing on our used vehicle inventories due to a shift in the types of used vehicles in demand in an effort to reduce inventory levels and lower amounts outstanding on our credit facility. Also, the tightening of the credit markets affected the ability of customers to obtain financing, and reduced the overall amount of credit available to each customer. As such, customers sought out lower priced used vehicles. This shift, which improves margins as we target a specific dollar amount of profit per transaction rather than a percentage, helped to offset some of the pricing adjustments discussed above.

Service, body and parts gross margins increased in 2008 compared to 2007 due to concentration on maximizing all profit opportunities in the service drive through the sale of additional service work and fewer consumer discounts and promotions, partially offset by the continued shift to parts and accessories business and more competitive pricing on service work in order to emphasize volume. As vehicle sales decline, more expensive service work is required due to the increased average age of vehicles in service. We expect this trend to positively impact our operations until the new car market recovers.

2007 Compared to 2006

Gross profit margins for both new vehicle and retail used vehicle sales decreased in 2007 compared to 2006 primarily as a result of the slowing retail sales environment.

The decrease in wholesale used vehicle gross profit margin in 2007 compared to 2006 was due to wholesale market conditions and a focus on retailing more used vehicles. Our ability to provide customers with a better value for their trade-ins, offering closer to their true market value, has been improved by our use of technology. This improves our ability to retail new vehicles. However, this lowers the gross profit margin we are able to achieve on the re-sale of the trade-ins we elect to wholesale. In addition, as we focus on retailing more used vehicles, we are left with the lower-quality used vehicles for wholesaling, which also contributed to lower gross profit margins. We dispose of our wholesale used vehicles by using centralized controls, holding our own local used vehicle auctions and managing the disposal of units at larger third party auctions.

Gross profit margins in the service, body and parts business line decreased in 2007 compared to 2006 partially due to a shift in mix towards selling more parts and accessories, which carry lower margins than the service side of the business. However, due to an increase in volume, same–store gross profit increased 0.7% in 2007 compared to 2006.

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

As a result of our decision to dispose of approximately 10% of our stores, an adverse and rapidly changing business climate, our resultant reduced earnings and cash flow forecast and a significant decline in our market capitalization, we determined that our goodwill and other indefinite lived intangible assets, as well as our other long-lived assets, required an interim impairment test. The interim impairment test required us to update the adjusted present value (“APV”) model used in determining the fair value of our business, and by extension, the valuation of our goodwill.

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

As a result of our analysis, the following impairment charges were recorded within continuing operations in 2008:

Goodwill	$272.5 million
Franchise value and other intangibles	16.4 million
Real estate	4.5 million
Equipment	1.0 million
Terminated construction projects	4.5 million
Other	2.1 million

Total Impairment	$301.0 million

After the charge, and the allocation of goodwill to stores classified within discontinued operations, our remaining balance in goodwill is zero. Following the $16.4 million charge related to our indefinite-lived intangible assets (franchise value), the remaining value of our indefinite-lived intangible assets was approximately $42.0 million as of December 31, 2008. See Notes 1, 5 and 6 of Notes to Consolidated Financial Statements for additional information.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

SG&A decreased $33.1 million in 2008 compared to 2007 and increased $29.4 million in 2007 compared to 2006. SG&A as a percentage of revenue was 14.8%, 13.3% and 12.9%, respectively, in 2008, 2007 and 2006. The increase in SG&A as a percentage of revenue in 2008 compared to 2007 was primarily due to lower revenues in 2008 compared to 2007 as discussed above, partially offset by cost reduction measures in 2008.

The changes in dollars spent were primarily due to the following:

2008 compared to 2007
Decrease related to salaries, bonuses and benefits	$(19.4) million
Decrease related to sales compensation	(9.6) million
Decrease related to employee benefits	(4.9) million
Decrease related to travel expenses	(3.6) million
Decrease related to workers’ compensation and other insurance	(2.8) million
Decrease related to stock-based compensation	(1.7) million
Increase related to write-off of construction projects and other assets	5.1 million
Increase related to acquisitions	3.4 million
Increase in other expenses	0.4 million

$(33.1) million

2007 compared to 2006
Increase related to acquisitions	$33.4 million
Increase in employee benefits	2.8 million
Decrease related to sales compensation	(4.0) million
Decrease related to travel expenses	(1.5) million
Decrease related to salaries and bonuses	(0.8) million
Decrease in other expenses	(0.5) million

$29.4 million

SG&A as a percentage of gross profit is an industry standard for measuring performance relative to SG&A. SG&A as a percentage of gross profit was as follows:

Year Ended December 31,
2008	2007	2006
85.4%	78.2%	75.1%

In 2008, SG&A expense included a $5.1 million charge related to terminated construction projects and other asset write-offs. We endeavored to reduce SG&A expense throughout 2008 as part of our restructuring and cost-cutting plans, and made significant progress based on overall expenditure amounts. However, primarily due to a sharply declining revenue base and a reduction in gross profit, SG&A as a percentage of gross profit increased by 720 basis points in 2008 compared to 2007.

As a result of expenses detailed above, as well as costs related to our investments in personnel for our centralization efforts, L2 Auto and the other initiatives in 2007, SG&A as a percentage of gross profit increased by 310 basis points in 2007 compared to 2006.

Depreciation and Amortization

Depreciation – Buildings is comprised of depreciation expense related to buildings and significant remodels or betterments. Depreciation and Amortization – Other, is comprised of depreciation expense related to furniture, tools and equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

Depreciation and amortization increased $0.9 million and $3.5 million, respectively, in 2008 compared to 2007 and in 2007 compared to 2006 due to the addition of property and equipment primarily related to our acquisitions, as well as improvements to existing facilities and equipment costs related to our initiatives. The increase in depreciation and amortization has slowed as we have slowed our acquisition and improvement projects and disposed of stores during the weak economic environment.

Operating Income (Loss)

Operating margins of a negative 12.2% in 2008 were due primarily to the goodwill and other asset impairment charges discussed above. In addition, 2008 was negatively affected by increased SG&A and depreciation and amortization as a percentage of revenues as discussed above.

Operating margins decreased by 60 basis points to 3.1% in 2007 compared to 3.7% in 2006 due primarily to the decrease in gross profit margins and increased SG&A and depreciation and amortization as discussed above.

Floorplan Interest Expense

Floorplan interest expense decreased $4.0 million in 2008 compared to 2007. Decreases of $7.7 million due to lower average interest rates and decreases of $0.2 million due to slightly lower average balances outstanding were partially offset by increases related to our interest rate swaps of $3.9 million.

We discontinued one cash flow hedge in the fourth quarter due to the forecasted transaction no longer being probable as expected future levels of floorplan debt will decrease related to planned divestiture activity. Subsequently, the cash flow hedge was re-designated in the fourth quarter. Additionally, we discontinued two cash flow hedges in the fourth quarter. Changes in the market value of $0.5 million related to these swaps during the undesignated periods were recognized in earnings as a component of floorplan interest expense. The remaining increase of $3.4 million related to all other interest rate swaps activity, including ineffectiveness.

Floorplan interest expense decreased $0.8 million in 2007 compared to 2006. In 2006, we recorded a $1.9 million charge to floorplan interest expense related to our interest rate swaps. In 2007, we designated our interest rate swaps as cash flow hedging instruments and, accordingly, changes in the fair value of our interest rate swaps were recorded in Accumulated Other Comprehensive Income. We realized a decrease of $0.8 million as a result of a decrease in the average outstanding balances of our floorplan facilities. In addition, we realized a decrease of $0.6 million as a result of changes in the average interest rates on our floorplan facilities and an increase of $0.6 million related to our interest rate swaps.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle line of credit.

Other interest expense increased $1.4 million in 2008 compared to 2007. Changes in the average outstanding balances resulted in an increase of approximately $1.5 million and a reduction in the amount of capitalized interest in 2008 compared to 2007 resulted in a $1.5 million increase. These increases were partially offset by a $1.6 million decrease due to the weighted average interest rate on our debt. Interest expense related to our outstanding senior subordinated convertible notes (the “Notes”) that were issued in May 2004 totaled approximately $2.7 million in 2008 compared to $3.0 million in 2007. During 2008, we repurchased a total of $42.5 million face value of the Notes on the open market. Following our repurchases, interest expense on the Notes totals approximately $386,000 per quarter, which currently consists of $305,000 of contractual interest and $81,000 of amortization of debt issuance costs. The $5.2 million gain on the early retirement of debt is classified in other income, net on the statement of operations.

Other interest expense increased $3.9 million in 2007 compared to 2006. Changes in the average outstanding balances resulted in an increase of approximately $6.9 million. A decrease in the weighted average interest rate on our debt resulted in a $1.3 million decrease in other interest expense and an increase in the amount of capitalized interest in 2007 compared to 2006 resulted in a $1.7 million decrease.

Capitalized interest on construction projects totaled $1.7 million, $3.2 million and $1.5 million, respectively, in 2008, 2007 and 2006.

Other Income, net

Other income, net of $6.7 million in 2008 includes a $5.2 million gain on the early retirement of $42.5 million face value of our Notes. Additionally, a gain of approximately $1.0 million is related to the result of a binding arbitration that was completed in 2008.

Income Tax Expense

Our effective tax rate was (31.5%) in 2008, 40.3% in 2007 and 38.5% in 2006. Our federal income tax rate is 35% and our state income tax rate is currently 3.0%, which varies with the mix of states where our stores are located. We also have certain non-deductible expenses and other adjustments that impact our effective rate. In 2008, a large permanent item related to the impairment of goodwill associated with a prior corporate acquisition reduced the rate. In 2007, the effect of non-deductible expenses was magnified by a decline in income due to the slower sales environment.

Pro Forma Reconciliations

Due to the significant non-cash impairment charges and the gain on early debt retirement recorded in 2008, we are providing our results of operations excluding these items. We believe that each of the non-GAAP financial measures provided improves the transparency of our disclosure, provides a meaningful presentation of our results from core business operations excluding the impact of items not related to our ongoing core business operations, and improves the period-to-period comparability of our results from core business operations.

The following tables reconcile reported GAAP results per the statement of operations to non-GAAP results (in thousands):

Unaudited – Before Tax	Year Ended December 31,
	2008	2007	2006
Income (loss) from continuing operations before income taxes – as reported	$(290,851)	$40,927	$56,089
Goodwill and other asset impairments	301,000	—	—
Gain on early retirement of debt	(5,248)	—	—

Pretax income from continuing operations – non GAAP	$4,901	$40,927	$56,089

Income (loss) from discontinued operations before income taxes – as reported	$(85,435)	$(3,295)	$4,627
Goodwill and other asset impairments	70,063	5,923	911

Pretax income (loss) from discontinued operations – non GAAP	$(15,372)	$2,628	$5,538

Pretax income (loss) – as reported	$(376,286)	$37,632	$60,716
Goodwill and other asset impairments	371,063	5,923	911
Gain on early retirement of debt	(5,248)	—	—

Pretax income (loss) – non GAAP	$(10,471)	$43,555	$61,627

Unaudited – After Tax	Year Ended December 31,
	2008	2007	2006
Income (loss) from continuing operations – as reported	$(199,148)	$24,442	$34,492
Goodwill and other asset impairment, net of tax	204,752	—	—
Gain on early retirement of debt, net of tax	(2,568)	—	—

Income from continuing operations – non GAAP	$3,036	$24,442	$34,492

Income (loss) from discontinued operations, net of tax – as reported	$(53,438)	$(2,893)	$2,812
Goodwill and other asset impairment, net of tax	43,540	4,719	554

Income (loss) from discontinued operations – non GAAP	$(9,898)	$1,826	$3,366

Net income (loss) – as reported	$(252,586)	$21,549	$37,304
Goodwill and other asset impairment, net of tax	248,292	4,719	554
Gain on early retirement of debt, net of tax	(2,568)	—	—

Net income (loss) – non GAAP	$(6,862)	$26,268	$37,858

The following table reconciles reported GAAP diluted earnings (loss) per share (“EPS”) to non-GAAP diluted EPS:

Unaudited – EPS	Year Ended December 31,
	2008	2007	2006
Income (loss) per diluted share from continuing operations – as reported	$(9.95)	$1.19	$1.65
Goodwill and other asset impairment, net of tax	10.23	—	—
Gain on early retirement of debt, net of tax	(0.13)	—	—

Income (loss) per diluted share from continuing operations – non GAAP	$0.15	$1.19	$1.65

Income (loss) per diluted share from discontinued operations – as reported	$(2.67)	$(0.13)	$0.13
Goodwill and other asset impairment, net of tax	2.18	0.21	0.02

Income (loss) per diluted share from discontinued operations – non GAAP	$(0.49)	$0.08	$0.15

Net income (loss) per diluted share as reported	$(12.62)	$1.06	$1.78
Goodwill and other asset impairment, net of tax	12.41	0.21	0.02
Gain on early retirement of debt, net of tax	(0.13)	—	—

Net income (loss) per diluted share – non GAAP	$(0.34)	$1.27	$1.80

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

When the decision is made to dispose of a location, we evaluate the store to ensure that it meets the criteria to be classified as “held for sale,” as defined by paragraph 30 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This evaluation includes the following considerations:

•	Our executive management group, possessing the necessary authority, commits to a plan to dispose the store.

•	The store is available for immediate sale in its present condition. The sale is subject only to terms that are usual and customary.

•	We initiate an active program to locate buyers and take other actions that are required to sell the store.

•	We believe there is a market for the store and that its disposal is likely. We also expect to record the transfer of the store as a completed sale within one year.

•	We actively market the store for sale at a price that is reasonable in relation to current estimated fair value.

•	We believe it is unlikely management will make significant changes to the plan or withdraw the plan. We have not, to date, withdrawn any plan related to the disposal of store locations.

When a store has been classified as held for sale for a period exceeding one year, we evaluate whether we continue to meet the criteria of SFAS No. 144, which states that we must evaluate whether we (1) initiated actions necessary to respond to the poor market conditions during the initial one-year period, (2) continue to actively market the asset at a price that is reasonable in view of market conditions, and (3) continue to meet all of the other criteria in paragraph 30 for classifying the asset as held for sale.

In the second quarter of 2008, we had three stores classified as held for sale for a period exceeding one year. Additionally, as part of the restructuring plan announced on June 3, 2008, we performed an evaluation of our portfolio of stores, resulting in 12 underperforming stores, mostly consisting of domestic franchises, being selected for disposal. We also elected to close a facility at that time. Given these facts, we evaluated whether the classification of all stores as held for sale and presented in discontinued operations was appropriate under SFAS No. 144.

The three stores identified above represented some of the worst-performing locations in our portfolio. Their poor performance, coupled with the increasingly negative environment for automotive retailing, necessitated a longer period to complete the sale of these locations. Over the initial one-year period, we had entered into multiple preliminary asset sales agreements, confirming that prospective buyers were interested in these locations. Over the period these stores were available for sale, we continued to lower the price of the three dealerships. We recorded additional impairment charges to recognize the assets at estimated fair value based on the outlook for potential sale proceeds. We believe our response to the declining economic factors, diminishing sources of credit with financially viable terms, and overall uncertainty surrounding the future demonstrated that we took:

•	actions necessary to respond to a change in circumstances; and

•	that the assets were and continue to be actively marketed at a reasonable price given the continuing changes in circumstances.

Finally, for these three locations, we evaluated the six criteria in paragraph 30 of SFAS No. 144 and concluded that we continued to meet the required criteria. We determined that the 13 stores targeted for disposal as a result of our restructuring plan also met the criteria of paragraph 30 of SFAS No. 144. Therefore, we believe that the stores’ classification in discontinued operations is appropriate.

In addition, during the third quarter of 2008, 15 additional stores were classified as discontinued operations for a total of 28 stores in 2008. Given the significant number of stores classified as held for sale, and the fact that the sale of certain stores was not prompt, we considered additional factors prior to classifying the additional 15 stores as discontinued operations including:

•

the inherent difficulty in selling three of the worst-performing stores in our portfolio, and the fact that the other stores targeted for disposal in 2008 would be more desirable to potential buyers. For example, we closed on the sale of two locations in the third quarter of 2008 that were initially classified as held for sale in the second quarter of 2008;

•	that one of the locations classified as held for sale for a period exceeding one year had been sold in the third quarter of 2008, and another location had been closed;

•	that three stores classified as held for sale in the second quarter of 2008 were under preliminary contract to be sold; and

•	that 9 of the 15 stores classified in the third quarter of 2008 have been sold or were under preliminary contract to be sold.

Therefore, we believe that a market continues to exist for the stores we have targeted for disposal, and that we met the other criteria outlined by paragraph 30 of SFAS 144. As of December 31, 2008, we have one store that has been classified as held for sale for a period exceeding one year. We believe that this store’s continued classification in discontinued operations is appropriate.

We disposed of nine stores and closed four stores classified within discontinued operations during 2008. As of December 31, 2008, 18 stores were classified as held for sale. We disposed of three additional stores classified within discontinued operations in the first quarter of 2009 through the date of the filing of this Form 10-K. See Notes 19 and 21 of Notes to Consolidated Financial Statements for additional information.

Selected Consolidated Quarterly Financial Data

The following tables set forth our unaudited quarterly financial data(1).

	Three Months Ended,
2008 (in thousands, except per share data )	March 31	June 30	September 30	December 31
Revenues:
New vehicle sales	$318,817	$339,212	$309,447	$205,331
Used vehicle sales	157,323	151,992	154,129	110,929
Finance and insurance	21,876	21,936	21,130	14,028
Service, body and parts	78,433	76,074	77,586	74,650
Fleet and other	930	1,459	867	1,655

Total revenues	577,379	590,673	563,159	406,593
Cost of sales	478,812	491,363	468,844	328,741

Gross profit	98,567	99,310	94,315	77,852
Goodwill impairment	—	272,503	—	—
Other asset impairments	—	23,402	—	—
Selling, general and administrative	83,746	85,173	78,152	69,112
Depreciation and amortization	4,569	4,526	4,358	4,279

Operating income (loss)	10,252	(286,294)	11,805	4,461
Floorplan interest expense	(5,134)	(5,100)	(4,637)	(5,527)
Other interest expense	(4,470)	(4,515)	(4,318)	(4,047)
Other, net	64	1,076	1,890	3,643

Income (loss) from continuing operations before income taxes	712	(294,833)	4,740	(1,470)
Income tax (provision) benefit	(404)	93,094	(2,038)	1,051

Income (loss) before discontinued operations	308	(201,739)	2,702	(419)
Discontinued operations, net of tax	(2,469)	(42,045)	(5,065)	(3,859)

Net income (loss)	$(2,161)	$(243,784)	$(2,363)	$(4,278)

Basic income (loss) per share from continuing operations	$0.02	$(10.15)	$0.13	$(0.02)
Basic loss per share from discontinued operations	(0.13)	(2.12)	(0.25)	(0.19)

Basic net income (loss) per share	$(0.11)	$(12.27)	$(0.12)	$(0.21)

Diluted income (loss) per share from continuing operations	$0.02	$(10.15)	$0.13	$(0.02)
Diluted loss per share from discontinued operations	(0.13)	(2.12)	(0.25)	(0.19)

Diluted net income (loss) per share	$(0.11)	$(12.27)	$(0.12)	$(0.21)

	Three Months Ended,
2007 (in thousands, except per share data )	March 31	June 30	September 30	December 31
Revenues:
New vehicle sales	$357,943	$426,890	$408,084	$335,329
Used vehicle sales	169,179	190,896	184,257	142,396
Finance and insurance	24,635	27,612	27,435	20,045
Service, body and parts	73,591	76,657	77,990	76,064
Fleet and other	670	1,269	2,326	1,014

Total revenues	626,018	723,324	700,092	574,848
Cost of sales	516,083	601,353	580,994	479,063

Gross profit	109,935	121,971	119,098	95,785
Selling, general and administrative	87,684	91,700	87,726	82,173
Depreciation and amortization	3,818	4,134	4,271	4,639

Operating income	18,433	26,137	27,101	8,973
Floorplan interest expense	(5,797)	(6,635)	(6,503)	(5,438)
Other interest expense	(3,808)	(4,061)	(3,851)	(4,265)
Other, net	178	76	108	279

Income (loss) from continuing operations before income taxes	9,006	15,517	16,855	(451)
Income tax (provision) benefit	(3,539)	(6,161)	(6,827)	42

Income (loss) before discontinued operations	5,467	9,356	10,028	(409)
Discontinued operations, net of tax	1,608	(1,413)	1,209	(4,297)

Net income (loss)	$7,075	$7,943	$11,237	$(4,706)

Basic income (loss) per share from continuing operations	$0.28	$0.48	$0.51	$(0.02)
Basic income (loss) per share from discontinued operations	0.08	(0.07)	0.07	(0.22)

Basic net income (loss) per share	$0.36	$0.41	$0.58	$(0.24)

Diluted income (loss) per share from continuing operations	$0.27	$0.44	$0.48	$(0.02)
Diluted income (loss) per share from discontinued operations	0.07	(0.06)	0.05	(0.22)

Diluted net income (loss) per share	$0.34	$0.38	$0.53	$(0.24)

(1)	Quarterly data may not add to yearly totals due to rounding.

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

However, in 2008, primarily as a result of economic conditions previously described, these historical trends have not continued. The seasonal improvement typically experienced in the second and third quarters of 2008 did not occur, as sales levels remained relatively flat compared with levels experienced in the fourth quarter of 2007 and the first quarter of 2008. We also experienced a decline in sales levels in the fourth quarter of 2008 from the flat levels experienced in the first three quarters of 2008. We believe this to be the result of a combination of both seasonal trends and overall macroeconomic issues, and uncertainty remains as to the impact of both of these factors in the future.

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

Repayments of floorplan debt on vehicles financed prior to this change in control continue to be classified as an operating activity, which reduced cash flows from operating activities by $85.6 million in 2007 and $25.1 million in 2006. The effect in 2008 was immaterial. On a non-GAAP basis, the elimination of the effect of the change in control would have increased cash flows from operations and decreased cash flows from financing activities as follows (in thousands):

	Year Ended December 31,
	2007	2006
Net cash provided by (used in) operating activities as reported	$(49,211)	$37,939
Effect of GMAC reclassification	85,576	25,061

Net cash provided by operating activities, non-GAAP	$36,365	$63,000

Net cash provided by financing activities as reported	$124,908	$114,872
Effect of GMAC reclassification	(85,576)	(25,061)

Net cash used by financing activities, non-GAAP	$39,332	$89,911

We believe the reader should consider this factor when reviewing our statement of cash flows and related cash flows from operating activities. Each of the foregoing non-GAAP financial measures improves the transparency of our disclosure, provides a meaningful presentation of our results from core business operations excluding the impact of items not related to our ongoing core business operations, and improves the period-to-period comparability of our results from core business operations. We do not anticipate this condition to occur in future periods, as floorplan financing does not typically change classification categories in the statement of cash flows.

Principal Needs

Our principal needs for liquidity and capital resources are for capital expenditures, working capital and debt repayment. Historically, we have also used capital resources to fund our cash dividend payment and for acquisitions. We intend to utilize capital resources in the future to pay a dividend and to acquire locations as part of our long-term growth strategy.

We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements, financing of real estate and the proceeds from public equity and private debt offerings to finance operations and expansion. During 2008, we generated $151 million through the sale of assets and stores and the issuance of long-term debt. We believe the continued execution of our restructuring plan will result in available cash, cash equivalents, available lines of credit, planned asset sales and cash flows from operations that will be sufficient to meet our anticipated operating expenses, debt maturities and capital requirements for at least the next 12 months from December 31, 2008. However, no assurances can be provided that our restructuring plan and our cash flows from operations will be sufficient to meet our anticipated needs.

At December 31, 2008, we had sufficient availability utilizing both unadvanced floorplan financing and our Credit Facility to refinance our remaining $42.5 million of outstanding 2.875% Notes which can be put to us in May 2009 at the option of the holders, and to accommodate our long-term growth strategy.

At December 31, 2008, we also had 18 stores held for sale, for which we estimate net proceeds upon sale to be approximately $54.4 million. We disposed of three of these stores in the first quarter of 2009 through the date of the filing of this Form 10-K, generating net proceeds of $3.5 million.

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

Summary of Outstanding Balances on Credit Facilities

Interest rates on all of our credit facilities below, excluding the effects of our interest rate swaps, ranged from 1.59% to 4.75% at December 31, 2008. Amounts outstanding on the lines at December 31, 2008, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at December 31, 2008	Maximum Availability at December 31, 2008
New and program vehicle lines	$337,700	$—	(1)
Working capital, acquisition and used vehicle credit facility	86,000	34,747	(2)(3)

	$423,700	$34,747

(1)	There are no formal limits on the new and program vehicle lines with certain lenders.

(2)	Reduced by $349 for outstanding letters of credit.

(3)	The amount available on the line is limited based on a borrowing base calculation and fluctuates monthly.

Inventories and Flooring Notes Payable

We maintained a disciplined inventory approach throughout 2008. As a result of the challenging economic environment, during the second quarter of 2008, we repriced our entire inventory to reflect current demand and pricing in an effort to move older and less popular vehicles. Our days supply of new vehicles at December 31, 2008 was 36 days above our five-year average historical days supply and 45 days above our December 31, 2007 levels. This resulted from the dramatic drop in retail sales in the fourth quarter of 2008. We continue to reduce new inventories by ordering less vehicles in order to sell through the inventory on hand. We reduced our days supply of new vehicles by 25 days between December 31, 2008 and February 28, 2009.

Given the disruptions in the credit markets, captive finance companies have experienced increases in capital cost and decreases in availability of funds. We have not experienced any disruption in our inventory flooring arrangements. Rates have gone up by 50 to 100 basis points, with certain lending restrictions on aged inventories. No assurances can be given that we will not experience disruptions in available credit for new vehicle inventories in the future.

Our days supply of used vehicles was 9 days above our historical December 31 balances at December 31, 2008. Primarily as a result of our used vehicle repricing strategy, we reduced our days supply of used vehicles by 4 days between June 30, 2008 and December 31, 2008. We reduced our days supply of used vehicles by 15 days between December 31, 2008 and February 28, 2009. We continue to work to respond to changes in consumer demand in order to bring our used vehicle inventory in line with historical levels.

While our days supply of new and used vehicles is up, inventories are down in absolute dollars. In connection with the decreased inventories, our new vehicle flooring notes payable decreased to $337.7 million at December 31, 2008 from $451.6 million at December 31, 2007. New vehicles are financed at approximately 100% of invoice cost.

Working Capital, Acquisition and Used Vehicle Credit Facility

We have a working capital, acquisition and used vehicle credit facility (the “Credit Facility”) with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“Chrysler Financial”), DCFS U.S.A. LLC (“Mercedes Financial”) and Toyota Motor Credit Corporation (“TMCC”).

In August 2008, we amended the Credit Facility, effective as of June 30, 2008. This amendment reduced our minimum net worth ratio and lowered our required covenant performance ratios through the second quarter of 2009, to allow us to operate more effectively in the current economic environment. Beginning in the third quarter of 2009, the covenant performance ratio requirements increase on a quarterly basis so that by the fourth quarter of 2009, they will return to the levels mandated in the original agreement.

Due to the slowing of our acquisition plans, and in an effort to reduce the fees associated with unutilized credit, the total amount available on the line was reduced from $300 million to $150 million in connection with the fourth amendment. As part of the fourth amendment, we received approval to dispose of approximately $150 million in assets, including assets currently held for sale. The schedule of assets approved for disposal was updated in a fifth amendment to the Credit Facility in December 2008.

In addition, under the fourth amendment, cash dividends were limited to $0.05 per share in the third quarter of 2008 and are permitted, based on a formula, beyond that quarter. Although we suspended our dividend based on fourth quarter results, we would not have been allowed to pay it under the formula stipulated by the agreement. Repurchases by us of our common stock are not permitted without the prior approval of our lenders. The interest rate on the agreement increased, which resulted in additional expense of approximately $0.5 million, or $0.03 per share, in 2008. We were assessed a $0.2 million change fee on the amendment and the maturity date was revised to April 30, 2010. We believe the Credit Facility continues to be an attractive source of financing given the current cost and availability of credit alternatives.

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

New Vehicle Flooring

Chrysler Financial, Mercedes Financial, TMCC, Ford Motor Credit Company, GMAC LLC, VW Credit, Inc., American Honda Finance Corporation and BMW Financial Services NA, LLC have agreed to floor new vehicles for their respective brands. Chrysler Financial and TMCC serve as the primary lenders for all other brands. The new vehicle lines are secured by new vehicle inventory of the stores financed by that lender. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity.

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

We utilize an internal forecast to project compliance with our covenants. Top line revenue numbers were significantly worse than our internal forecast had anticipated for the second half of 2008. Despite this negative development, we were able to improve our vehicle margins and reduce our SG&A and other costs in-line with these changes. As a result, our overall attainment to forecasted results was near expectation. We believe our 2009 forecast utilizes assumptions that are conservative.

The fourth amendment to our Credit Facility stipulates a minimum net worth of not less than $245 million, with an additional reduction of up to $30 million related to any intangible asset impairment charges. This net worth covenant is adjusted up by 75% of any net income amounts, and is not adjusted down based on net loss amounts. Our fixed charge coverage ratio cannot be less than 1.0:1, and our cash flow leverage ratio cannot be more than 3.0 to 1. Our minimum current ratio cannot be less than 1.2:1.

As of December 31, 2008, our minimum net worth was approximately $248.3 million, our fixed charge coverage ratio was 1.10 to 1, our cash flow leverage ratio was 2.45 to 1 and our minimum current ratio was 1.25 to 1. Based on this data, we were in compliance with the four financial covenants set forth in our Credit Facility.

Based on our most recent forecast for 2009, we have identified the risk of non-compliance with our minimum current ratio covenant required by our Credit Facility in the quarterly measurement period ending June 30, 2009. In the second quarter of 2009, the Credit Facility will have a remaining term of less than one year and will therefore become classified as a current obligation on our consolidated balance sheet. We are in negotiations to amend certain terms and conditions of the Credit Facility, including the minimum current ratio covenant, to ensure prospective compliance. We believe we will be successful in obtaining the amendment. However, if we are unsuccessful in obtaining the amendment, we will commence a number of initiatives to create sufficient liquidity to pay down the required outstanding balance on the Credit Facility.

As previously disclosed, we have identified for sale a number of non-strategic properties and dealerships. Several dealerships are under executed sale agreements and are expected to close prior to June 30, 2009, subject to normal terms and conditions in the industry. In addition, we are in the process of financing, or refinancing, certain real properties with other third party lenders.

In the event sales of identified properties and dealerships and the financing of properties do not result in sufficient levels of proceeds, or do not occur within the time frame necessary to enable us to comply with our June 30, 2009 minimum current ratio covenant, we intend to accelerate and expand upon additional cost-cutting and cash generating initiatives currently being implemented. The acceleration and expansion of these initiatives is expected to provide additional liquidity in sufficient levels to repay all outstanding amounts on the Credit Facility by June 30, 2009 and to continue operations without further advances on the Credit Facility through at least December 31, 2009. These initiatives include reducing the days supply of inventories of used vehicles and parts, increasing the flooring and/or refinancing of program and employee operated vehicles, reduction of employee compensation, deferring certain capital expenditures and paying vendors and service providers pursuant to their maximum stipulated terms or on revised terms. However, no assurances can be provided that we will be successful in executing these plans, including obtaining an amendment to the Credit Facility, completing the sale of dealerships and non-strategic properties, financing or refinancing certain real properties, or achieving liquidity through other initiatives.

In the event that we are unable to meet the financial and restrictive covenants, we would enter into a discussion with the lenders to remediate the condition. If we were unable to remediate or cure the condition, a breach would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed.

2.875% Senior Subordinated Convertible Notes due 2014

Following our repurchases through the filing date of this Form 10-K, which totaled $42.5 million of face amount, as of March 16, 2009, we had outstanding $42.5 million of Notes due 2014. We will also pay contingent interest on the Notes during any six-month interest period beginning May 1, 2009, in which the trading price of the notes for a specified period of time equals or exceeds 120% of the principal amount of the notes. The notes are currently convertible into shares of our Class A common stock at a price of $36.09 per share upon the satisfaction of certain conditions and upon the occurrence of certain events as follows:

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

The following table summarizes our repurchases to date, all of which were made on the open market:

Purchase Date	Face Amount Purchased	Purchase Price per $100	Total Purchase Price	Gain on Early Retirement of Debt
August 2008	$16.0 million	$89.0	$14.4 million	$1.6 million
October 2008	17.4 million	$86.5	15.1 million	2.2 million
October 2008	4.6 million	$81.0	3.7 million	0.9 million
December 2008	4.5 million	$89.0	4.0 million	0.5 million

	$42.5 million		$37.2 million	$5.2 million

The gain of $5.2 million on the early retirement of the debt through December 31, 2008, is recorded as a component of other income, net on the consolidated statement of operations.

Share Repurchase and Dividends

Our Board of Directors declared dividends of $0.14 per share on our Class A and Class B common stock, which were paid in January 2008, April 2008 and July 2008 and totaled approximately $2.8 million each payment period. In addition, our Board of Directors declared a dividend of $0.05 per share on our Class A and Class B common stock related to third quarter 2008, which totaled $1.0 million and was paid on October 29, 2008. Management evaluates performance and makes a recommendation on dividend payments on a quarterly basis. Pursuant to our amended credit facility, cash dividends were limited to $0.05 per share in the third quarter of 2008 and are allowed, based on a formula, beyond that quarter. Based on our fourth quarter results and the broader economy, we suspended our dividend for the quarter. However, a dividend would not have been allowed pursuant to our Credit Facility.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through December 31, 2008, we have purchased a total of 479,731 shares under this program, none of which were purchased during 2008. The fourth amendment to the credit facility requires lender approval prior to any share repurchases. We may continue to repurchase shares from time to time in the future if permitted by our credit facilities and as conditions warrant. Current tax law tends to equalize the benefits of dividends and share repurchases as a means to return capital or earnings to shareholders

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2008 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2009	2010 and 2011	2012 and 2013	2014 and beyond
Floorplan Notes	$337,700	$337,700	$—	$—	$—
Lines of Credit and Long-Term Debt	343,818	78,634	125,211	52,652	87,321
Interest on Scheduled Debt Payments	66,414	11,658	18,560	13,918	22,278
Fixed Rate Payments on Interest Rate Swaps	23,097	4,592	8,655	6,424	3,426
Estimated Chargebacks on Contracts	13,497	8,059	4,936	489	13
Capital Commitments	14,603	14,603	—	—	—
Operating Leases	174,879	21,567	33,780	26,065	93,467

	$974,008	$476,813	$191,142	$99,548	$206,505

We had capital commitments of $14.6 million at December 31, 2008 for the construction of two new facilities, both of which are replacing existing facilities. We already incurred $29.2 million for these projects and anticipate incurring the remaining $14.6 million in 2009. In the second quarter of 2008, we terminated approximately $60 million of non-essential construction projects and placed other pending capital investments on hold. As a result of these actions, we recorded an expense of approximately $4.5 million, of which $3.0 million was related to invoiced expenditures and $1.5 million was related to capitalized interest incurred on the expenditures and associated land.

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

We anticipate approximately $16 million in non-financeable capital expenditures in the next one to three years for various new facilities and other construction projects currently under consideration. Non-financeable capital expenditures are defined as minor upgrades to existing facilities, minor leasehold improvements, the percentage of major construction typically not financed by commercial mortgage debt, and purchases of furniture and equipment. We will continue to evaluate the advisability of the expenditures given the current weak economic environment, and anticipate a prudent approach to future capital commitments.

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

Our most critical accounting estimates include assessment of recoverability of our deferred tax asset, indefinite-lived intangible assets, recoverability of long-lived assets, estimates of expected proceeds on assets held for sale, service contract and lifetime oil contract income recognition and workers’ compensation insurance premium accrual. We also have other key accounting policies, such as our policies for valuation of accounts receivable, expense accruals and revenue recognition. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ from these estimates.

Nature of Critical Estimate Item	Assumptions/ Approach Used	Effect of a Change in Assumptions
Deferred Tax Asset

Due to impairment of goodwill and franchise value, we are in a position where our future tax deductible amounts exceed our future tax payable amounts.

As of December 31, 2008, we have a net deferred tax asset of approximately $46.5 million.

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

At December 31, 2008, we have not recorded any valuation allowance on deferred tax assets. However, a valuation allowance could be recorded in the future if estimates of taxable income during the carryforward period are reduced.

If we are unable to meet the projected operational results utilized in our analysis, and depending on the nature of our operations as compared to available tax planning strategies, we might record a valuation allowance on a portion or all of our deferred tax asset.

In the event that the domestic manufacturers are unable to remain solvent, our operations may be impacted and we might record a valuation allowance on a portion or all of the deferred tax asset.

In the event that we are forced to file for bankruptcy protection, we would be forced to record a valuation allowance on all of the deferred tax asset.

Nature of Critical Estimate Item	Assumptions/ Approach Used	Effect of a Change in Assumptions
Indefinite-lived Intangible Assets

We have determined that our franchise agreements with various manufacturers represent the most significant portion of intangible assets without a definite life.

We review our indefinite-lived intangible assets at least annually by applying a fair-value based test using the APV method to indicate fair value. During 2008, we reviewed our indefinite-lived intangible assets in the second quarter of 2008, as discussed above. We also reviewed our indefinite-lived intangible assets at the end of the fourth quarter of 2008.

Additionally, we stipulate a period of time prior to testing assets that have been recently acquired in order to allow them to be integrated into our operations. As we have not recently acquired any stand-alone locations, no assets were excluded from testing in 2008.

Future cash flows are based on recently prepared forecasts and business plans to estimate the future economic benefits that the store will generate. We estimate the appropriate discount rate to convert the future economic benefits to their present value equivalent.

We have determined that only certain cash flows of the store are attributable to the Franchise Value.

According to Emerging Issues Task Force (“EITF”) 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” we have concluded that the appropriate unit of accounting for determining franchise value is on an individual store basis.

Growth rates are calculated for five years based on management’s forecasted sales projections. The growth rates used for periods beyond five years are calculated based on the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data.

The discount rate applied to the future cash flows is derived from an APV Model which factors in an equity risk premium, small stock risk premium, a beta and a risk free rate.

We also evaluate each franchise based on Management’s judgment and have recorded impairments on certain domestic locations based on this evaluation.

During 2008, we recorded impairments to franchises, which totaled $16.4 million as a component of continuing operations and $5.7 million as a component of discontinued operations. There were no impairments to franchises as a component of continuing operations in 2007 or 2006. At December 31, 2008 and 2007, other indefinite-lived intangible assets were $42.0 million and $68.9 million, respectively.

A future decline in store performance, change in projected growth rates, other margin assumptions and changes in interest rates could result in a potential impairment of one or more of our franchises.

In the event that the domestic manufacturers are unable to remain solvent, we may record a partial or total impairment on the remaining franchise value. As of December 31, 2008, we had domestic franchise value totaling $19.1 million.

Nature of Critical Estimate Item	Assumptions/ Approach Used	Effect of a Change in Assumptions
Long Lived Assets Held and Used

We review our long-lived assets held and used at least annually by calculating the projected undiscounted cash flows the assets are projected to generate over the life of the major asset within the group.

During 2008, we reviewed our long-lived assets held and used in the second quarter of 2008, as discussed above. We also reviewed our long-lived assets held and used at the end of the fourth quarter of 2008.

We evaluate the current and prior two years operating results. If a store has an operating loss in the current year and one of the prior two, it is evaluated for impairment. Additionally, certain locations near breakeven are also included in the evaluation based on Management judgment.

We calculate the projected undiscounted cash flows for each asset group based on internally developed forecasts incorporating historical results for prior periods.

If the undiscounted cash flows do not exceed the carrying value of the asset, we obtain market data to determine the fair value of the asset group.

If the fair value of the asset is lower than the carrying value, an impairment is indicated.

We recorded impairment charges of $5.5 million in 2008 as a component of continuing operations where fair value was less than carrying value.

A future decline in store performance, change in projected growth rates, and other margin assumptions could result in a potential impairment of long-lived asset groups.

In the event that the domestic manufacturers are unable to remain solvent, we may record an impairment charge on the long-lived assets associated with the franchise.

Currently, 45.3% of our long-lived assets are associated with domestic franchises and 54.7% of our long-lived assets are associated with corporate operations or import / luxury locations.

A continued decline in the commercial real estate market could result in a potential impairment of certain investment properties not currently used in operations.

Nature of Critical Estimate Item	Assumptions/ Approach Used	Effect of a Change in Assumptions
Assets Held for Sale

Under the requirements of SFAS 144, when assets are classified as held for sale, an estimate of the proceeds that will be received is used to determine the amount of impairment to be recorded, if any.

During 2008, we classified approximately 25% of our locations as held for sale. As a result, we recorded impairment charges of approximately $70.1 million based on our estimate of the proceeds that would be received.

We have a group of personnel who specialize in the purchase and sale of dealership operations. We also enlist the services of brokers to assist in developing leads and ensuring that our dealership properties are priced competitively. The ultimate decision on the estimated proceeds to be received is made by management.

We utilize historical experience, current asset purchase agreements, feedback from prospective buyers and third party estimates of value to determine the proceeds we will receive for locations. We also evaluate the gross margin of our locations and calculate the average percentage of margin used to pay rents for our operations. This evaluation is compared to the gross margin at locations we are divesting to support the carrying value of real property.

We utilize Manheim auction data to determine the wholesale value of our used inventories. This evaluation is updated quarterly as our used vehicle inventories change.

A future decline in store performance, change in market conditions for commercial real estate, or the potential insolvency of a manufacturer could reduce the proceeds that will be received for the assets.

Additionally, if locations are unable to be sold as operating dealerships and are closed, the remaining assets, such as real estate and equipment would need to be sold in the open market. This could reduce the proceeds that will be received for the assets.

Utilizing a valuation guide such as NADA or Kelly Blue Book could result in a different result in our used vehicle analysis.

If Manheim auction data is not accurate, or market valuations depart from the historical margins Manheim has experienced, we could experience losses not indicated in the analysis.

At December 31, 2008, we have approximately $9.8 million in used vehicle inventory, $93.9 million in property and equipment, and $2.0 million in intangible asset value.

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

We have established a reserve for estimated future charge-backs based on an analysis of historical charge-backs in conjunction with estimated lives of the applicable contracts. If future cancellations are different than expected based on historical experience, we could have additional expense or income related to the cancellations in future periods

At December 31, 2008 and 2007, this reserve totaled $13.5 million and $15.7 million, respectively, and is included in accrued liabilities and other long-term liabilities on our consolidated balance sheets.

A 10% increase in cancellations would result in an additional reserve of approximately $1.4 million.

Workers’ Compensation Insurance Premium Accrual

Insurance premiums are determined under a five-year retrospective cost policy, whereby premium cost depends on experience. We accrue premiums based on our historical experience rating, although the actual claims can be something greater or less than the historical experience, which could create our estimated liability to either be under or over accrued.

Premiums are based on actual claims plus an insurance component. We have a maximum exposure to claims in a given year, at which point additional claims are paid by the carrier.

As of December 31, 2008 and 2007, the reserve for workers compensation insurance premiums was $4.3 million and $5.5 million, respectively, and is included in accrued liabilities and other long-term liabilities on our consolidated balance sheets.

We expect that the retrospective cost policy, as opposed to a guaranteed cost with a flat premium, will be the most cost-effective over time.

A 10% increase in claims experience would result in additional reserves of approximately $1.6 million.

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

Our variable-rate flooring notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. At December 31, 2008, we had $497.4 million outstanding under such agreements at interest rates ranging from 1.59% to 4.75% per annum. A 10% increase in interest rates would increase annual interest expense by approximately $0.3 million, net of tax, based on amounts outstanding at December 31, 2008.

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

Based on open market trades, we determined that our $42.5 million of long-term convertible fixed interest rate debt outstanding had a fair market value of approximately $37.0 million at December 31, 2008. In addition, at December 31, 2008, we had $141.7 million of other long-term fixed interest rate debt outstanding with maturity dates of between January 2009 and September 2027. Based on discounted cash flows, we have determined that the fair market value of this long-term fixed interest rate debt was approximately $154.0 million at December 31, 2008.

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

We do not enter into derivative instruments for any purpose other than to manage interest rate exposure. That is, we do not engage in interest rate speculation using derivative instruments. Typically, we designate all interest rate swaps as cash flow hedges.

As of December 31, 2008, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•	effective March 9, 2004 – a five year, $25 million interest rate swap at a fixed rate of 3.25% per annum, variable rate adjusted on the 1st and 16th of each month;

•	effective March 18, 2004 – a five year, $25 million interest rate swap at a fixed rate of 3.10% per annum, variable rate adjusted on the 1st and 16th of each month;

•	effective June 16, 2006 – a ten year, $25 million interest rate swap at a fixed rate of 5.587% per annum, variable rate adjusted on the 1st and 16th of each month;

•	effective January 26, 2008 – a five-year, $25 million interest rate swap at a fixed rate of 4.495% per annum, variable rate adjusted on the 26th of each month;

•	effective May 1, 2008 – a five year, $25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month; and

•	effective May 1, 2008 – a five year, $25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month.

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2008 was 0.44% per annum as reported in the Wall Street Journal.

The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. These amounts related to our cash flow hedges are recorded as deferred gains or losses in our consolidated balance sheet with the offset recorded in accumulated other comprehensive income, net of tax. Changes to the fair value of discontinued cash flow hedges are recognized into earnings as a component of floorplan interest expense. At December 31, 2008, the fair values of all of our agreements was a liability of $10.8 million. The estimated amount expected to be reclassified into earnings within the next twelve months is $4.9 million at December 31, 2008.

As inventory levels fell and future levels of floorplan debt were expected to decrease, one cash flow hedge was discontinued at the end of the third quarter of 2008 due to the forecasted transaction no longer being probable. Additionally, in response to expected decreases in debt levels, we discontinued two cash flow hedges and de-designated and re-designated certain other swaps in the fourth quarter of 2008. The change in the market value of undesignated swaps resulted in a $0.5 million loss, which was recognized in earnings as a component of floorplan interest expense in the fourth quarter of 2008. Following the discontinuation and de-designation of cash flow hedges, approximately $1.2 million remained a component of accumulated other comprehensive income (loss) at December 31, 2008, which will be recognized over the remaining life of these swaps.

Ineffectiveness occurs when the amount of change in fair market value of the swap is greater than the change in fair market value of the hypothetical derivative. Any ineffectiveness will be reflected in the floorplan interest expense in our statement of operation in the period in which it occurs. In 2008 and 2007, we recorded $363,000 and $73,000, respectively, of ineffectiveness. We did not record any ineffectiveness in 2006.

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

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2008 is included in Item 7.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that, as of December 31, 2008, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2008, which is included in Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Audit Committee Financial Expert, Code of Ethics, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2009 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included under the captions Compensation of Directors, Compensation Committee Report, Compensation Discussion and Analysis, Executive Compensation, Potential Payments Upon Termination or Change-in-Control, and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2009 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	2,007,257	$13.81	962,780	(1)
Equity compensation plans not approved by shareholders	—	—	—

Total	2,007,257	$13.81	962,780

(1)	Includes 205,687 shares available pursuant to our 2003 Stock Incentive Plan and 757,093 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2009 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2009 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item will be included under the caption Independent Registered Public Accounting Firm in our Proxy Statement for our 2009 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, Independent Registered Public Accounting Firm, are included on the pages indicated below:

There are no schedules required to be filed herewith.

Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement, which are required to be identified in this report.

Exhibit		Description

3.1	(a)	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999.

3.2		Amended and Restated Bylaws of Lithia Motors, Inc. (Corrected)

4.1	(b)	Specimen Common Stock certificate

4.2	(j)	Indenture dated May 4, 2004, between Lithia Motors, Inc. and U.S. Bank National Association, as Trustee, relating to 2.875% Convertible Senior Subordinated Notes due 2014.

10.1*	(b)	1996 Stock Incentive Plan

10.2*	(c)	Amendment No. 1 to the Lithia Motors, Inc. 1996 Stock Incentive Plan

10.2.1*	(b)	Form of Incentive Stock Option Agreement (1)

10.3*	(b)	Form of Non-Qualified Stock Option Agreement (1)

10.4*	(d)	1997 Non-Discretionary Stock Option Plan for Non-Employee Directors

10.5*	(l)	1998 Employee Stock Purchase Plan, as amended

10.6*	(f)	Lithia Motors, Inc. 2001 Stock Option Plan

10.6.1*	(g)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.6.2*	(g)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

10.7.1*	(k)	2003 Stock Incentive Plan, as amended and restated

10.7.2*	(k)	Form of Restricted Share Grant for 2003 Stock Incentive Plan, as amended and restated

10.8*	(o)	Summary 2008 Discretionary Support Services Bonus Program

10.9*	(o)	2008 L2 Performance Objectives and Bonus Program

Exhibit		Description

10.10	(a)	Chrysler Corporation Sales and Service Agreement General Provisions

10.10.1	(h)	Chrysler Corporation Chrysler Sales and Service Agreement, dated September 28, 1999, between Chrysler Corporation and Lithia Chrysler Plymouth Jeep Eagle, Inc. (Additional Terms and Provisions to the Sales and Service Agreements are in Exhibit 10.9) (2)

10.11	(b)	Mercury Sales and Service Agreement General Provisions

10.11.1	(e)	Supplemental Terms and Conditions agreement between Ford Motor Company and Lithia Motors, Inc. dated June 12, 1997.

10.11.2	(e)	Mercury Sales and Service Agreement, dated June 1, 1997, between Ford Motor Company and Lithia TLM, LLC dba Lithia Lincoln Mercury (general provisions are in Exhibit 10.10) (3)

10.12	(e)	Volkswagen Dealer Agreement Standard Provisions

10.12.1	(a)	Volkswagen Dealer Agreement dated September 17, 1998, between Volkswagen of America, Inc. and Lithia HPI, Inc. dba Lithia Volkswagen. (standard provisions are in Exhibit 10.11) (4)

10.13	(b)	General Motors Dealer Sales and Service Agreement Standard Provisions

10.13.1	(a)	Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement dated January 16, 1998.

10.13.2	(i)	Chevrolet Dealer Sales and Service Agreement dated October 13, 1998 between General Motors Corporation, Chevrolet Motor Division and Camp Automotive, Inc. (5)

10.14	(b)	Toyota Dealer Agreement Standard Provisions

10.14.1	(a)	Toyota Dealer Agreement, between Toyota Motor Sales, USA, Inc. and Lithia Motors, Inc., dba Lithia Toyota, dated February 15, 1996. (6)

10.15	(e)	Nissan Standard Provisions

10.15.1	(a)	Nissan Public Ownership Addendum dated August 30, 1999 (identical documents executed by each Nissan store).

10.15.2	(e)	Nissan Dealer Term Sales and Service Agreement between Lithia Motors, Inc., Lithia NF, Inc., and the Nissan Division of Nissan Motor Corporation In USA dated January 2, 1998. (standard provisions are in Exhibit 10.14) (7)

10.16	(a)	Lease Agreement between CAR LIT, L.L.C. and Lithia Real Estate, Inc. relating to properties in Medford, Oregon.(8)

10.17	(m)	2007 Board of Directors’ Compensation Package

10.17.1		Non-Employee Director Compensation Plan for 2008/2009 Service Year

10.18	(k)	Form of Outside Director Nonqualified Deferred Compensation Agreement

10.19	(m)	Loan Agreement and Amendments for revolving credit facility with U.S. Bank National Association, as Agent

10.19.1	(n)	Fourth Amendment to revolving credit facility with U.S. Bank National Association, as Agent

10.19.2		Fifth Amendment to revolving credit facility with U.S. Bank National Association, as Agent, Dated December 12, 2008.

10.20	(m)	Split Dollar Agreement dated November 7, 2006 with Sidney B. DeBoer

10.21	(m)	Split Dollar Insurance Agreement dated December 20, 2007 with Sidney B. DeBoer

10.22*		Terms of Amended Employment and Change in Control Agreement between Lithia Motors, Inc. and Sidney B. DeBoer dated January 15, 2009. Substantially similar agreements exist between Lithia Motors, Inc. and each of M.L. Dick Heimann, Bryan B. DeBoer and Jeffrey B. DeBoer.

21		Subsidiaries of Lithia Motors, Inc.

Exhibit	Description

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(a)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.

(b)	Incorporated by reference from the Company’s Registration Statement on Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities Exchange Commission on December 18, 1996.

(c)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998.

(d)	Incorporated by reference from the Company’s Registration Statement on Form S-8, Registration Statement No. 333-45553, as filed with the Securities Exchange Commission on February 4, 1998.

(e)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998.

(f)	Incorporated by reference from Appendix B to the Company’s Proxy Statement for its 2001 Annual Meeting as filed with the Securities and Exchange Commission on May 8, 2001.

(g)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on February 22, 2002.

(h)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on November 14, 2001.

(i)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999.

(j)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on May 10, 2004.

(k)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 8, 2006.

(l)	Incorporated by reference from the Company’s Form 8-K filed November 15, 2007.

(m)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on April 11, 2008.

(n)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2008 as filed with the Securities and Exchange Commission on August 18, 2008.

(o)	Incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting as filed with the Securities and Exchange Commission on April 29, 2008.

(1)	The board of directors adopted the new stock option agreement forms when it adopted the 2001 Stock Option Plan; and, although no longer being used to grant new stock options, these option agreements remain in effect as there are outstanding stock options issued under these stock option agreements.

(2)	Substantially identical agreements exist between DaimlerChrysler Motor Company, LLC and those other subsidiaries operating Dodge, Chrysler, Plymouth or Jeep dealerships.

(3)	Substantially identical agreements exist for its Ford and Lincoln-Mercury lines between Ford Motor Company and those other subsidiaries operating Ford or Lincoln-Mercury dealerships.

(4)	Substantially identical agreements exist between Volkswagen of America, Inc. and those subsidiaries operating Volkswagen dealerships.

(5)	Substantially identical agreements exist between Chevrolet Motor Division, GM Corporation and those other subsidiaries operating General Motors dealerships.

(6)	Substantially identical agreements exist (except the terms are all 2 years) between Toyota Motor Sales, USA, Inc. and those other subsidiaries operating Toyota dealerships.

(7)	Substantially identical agreements exist between Nissan Motor Corporation and those other subsidiaries operating Nissan dealerships.

(8)	Lithia Real Estate, Inc. leases all the property in Medford, Oregon sold to CAR LIT, LLC under substantially identical leases covering six separate blocks of property.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2009	LITHIA MOTORS, INC.

	By	/s/ SIDNEY B. DEBOER
Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 2009:

Signature	Title

/s/ SIDNEY B. DEBOER	Chairman of the Board and
Sidney B. DeBoer	Chief Executive Officer
(Principal Executive Officer)

/s/ JEFFREY B. DEBOER	Senior Vice President and Chief Financial Officer
Jeffrey B. DeBoer	(Principal Financial Officer)

/s/ BRYAN B. DEBOER	Director
Bryan B. DeBoer

/s/ THOMAS BECKER	Director
Thomas Becker

/s/ WILLIAM L. GLICK	Director
William L. Glick

/s/ CHARLES R. HUGHES	Director
Charles R. Hughes

/s/ MARYANN KELLER	Director
Maryann Keller

/s/ A.J. WAGNER	Director
A.J. Wagner

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lithia Motors, Inc. and subsidiaries:

We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithia Motors, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lithia Motors, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
March 16, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lithia Motors, Inc. and subsidiaries:

We have audited Lithia Motors Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lithia Motors, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lithia Motors Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lithia Motors Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon
March 16, 2009

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31,
	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$10,874	$21,665
Contracts in transit	27,799	48,474
Trade receivables, net of allowance for doubtful accounts of $348 and $391	41,816	60,913
Inventories, net	422,812	601,759
Vehicles leased to others, current portion	8,308	9,498
Prepaid expenses and other	20,979	10,647
Deferred income taxes	2,541	1,775
Assets held for sale	161,423	23,807

Total Current Assets	696,552	778,538
Land and buildings, net of accumulated depreciation of $20,604 and $20,628	284,088	363,391
Equipment and other, net of accumulated depreciation of $47,414 and $46,126	62,188	98,355
Goodwill	—	311,527
Other intangible assets, net of accumulated amortization of $68 and $52	42,008	68,946
Other non-current assets	4,616	5,978
Deferred income taxes	44,007	—

Total Assets	$1,133,459	$1,626,735

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$234,181	$311,824
Floorplan notes payable: non-trade	103,519	139,766
Current maturities of senior subordinated convertible notes	42,500	—
Current maturities of other long-term debt	36,134	13,327
Trade payables	21,571	38,715
Accrued liabilities	50,951	63,602
Liabilities held for sale	108,172	17,857

Total Current Liabilities	597,028	585,091
Real estate debt, less current maturities	163,708	179,160
Other long-term debt, less current maturities	101,476	276,335
Other long-term liabilities	22,904	14,647
Deferred income taxes	—	63,290

Total Liabilities	885,116	1,118,523
Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 16,717 and 15,960	234,522	229,151
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	9,275	8,112
Accumulated other comprehensive loss	(5,810)	(1,437)
Retained earnings	9,888	271,918

Total Stockholders’ Equity	248,343	508,212

Total Liabilities and Stockholders’ Equity	$1,133,459	$1,626,735

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2008	2007	2006
Revenues:
New vehicle sales	$1,172,807	$1,528,246	$1,449,012
Used vehicle sales	574,373	686,728	660,588
Finance and insurance	78,970	99,727	97,036
Service, body and parts	306,743	304,302	261,949
Fleet and other	4,911	5,279	5,250

Total revenues	2,137,804	2,624,282	2,473,835
Cost of sales:
New vehicle sales	1,081,032	1,408,496	1,333,906
Used vehicle sales	523,439	605,890	576,271
Service, body and parts	159,944	159,262	134,153
Fleet and other	3,345	3,845	3,740

Total cost of sales	1,767,760	2,177,493	2,048,070

Gross profit	370,044	446,789	425,765
Goodwill impairment	272,503	—	—
Other asset impairments	23,402	—	—
Selling, general and administrative	316,183	349,283	319,854
Depreciation - buildings	4,847	4,200	3,325
Depreciation and amortization - other	12,885	12,662	10,058

Operating income (loss)	(259,776)	80,644	92,528
Other income (expense):
Floorplan interest expense	(20,398)	(24,373)	(25,156)
Other interest expense	(17,350)	(15,985)	(12,081)
Other income, net	6,673	641	798

Total other income (expense)	(31,075)	(39,717)	(36,439)

Income (loss) from continuing operations before income taxes	(290,851)	40,927	56,089
Income tax (provision) benefit	91,703	(16,485)	(21,597)

Income (loss) from continuing operations	(199,148)	24,442	34,492
Discontinued operations:
Income (loss) from operations, net of income taxes	(9,898)	1,826	3,366
Loss from disposal activities, net of income taxes	(43,540)	(4,719)	(554)

Net income (loss)	$(252,586)	$21,549	$37,304

Basic income (loss) per share from continuing operations	$(9.95)	$1.25	$1.77
Basic income (loss) per share from discontinued operations	(2.67)	(2.67)	(2.67)

Basic net income (loss) per share	$(12.62)	$1.10	$1.91

Class A shares used in basic per share calculations	16,255	15,768	15,723

Class B shares used in basic per share calculations	3,762	3,762	3,762

Diluted income (loss) per share from continuing operations	$(9.95)	$1.19	$1.65
Diluted income (loss) per share from discontinued operations	(2.67)	(0.13)	0.12

Diluted net income (loss) per share	$(12.62)	$1.06	$1.77

Class A shares used in diluted per share calculations	16,255	18,320	18,340

Class B shares used in diluted per share calculations	3,762	3,762	3,762

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

For the years ended December 31, 2005, 2006 and 2007

(In thousands)

	Common Stock				Additional		Accumulated Other Compre- hensive		Total Stock-
	Class A		Class B		Paid In	Unearned	Income	Retained	holders’
	Shares	Amount	Shares	Amount	Capital	Compensation	(Loss)	Earnings	Equity
Balance at December 31, 2005	15,629	$224,775	3,762	$468	$2,559	$(1,132)	$—	$233,561	$460,231
Net income	—	—	—	—	—	—	—	37,304	37,304
Issuance of stock in connection with employee stock plans	299	6,844	—	—	—	—	—	—	6,844
Issuance of restricted stock to employees	73	—	—	—	—	—	—	—	—
Reversal of unearned compensation upon adoption of SFAS No. 123R	—	(1,132)	—	—	(134)	1,132	—	—	(134)
Shares forfeited by employees	(15)	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	(197)	(4,720)	—	—	—	—	—	—	(4,720)
Compensation for stock and stock option issuances and tax benefits from option exercises	—	903	—	—	3,149	—	—	—	4,052
Dividends paid	—	—	—	—	—	—	—	(10,184)	(10,184)

Balance at December 31, 2006	15,789	226,670	3,762	468	5,574	—	—	260,681	493,393
Net income	—	—	—	—	—	—	—	21,549	21,549
Fair value of interest rate swap agreements, net of tax benefit of $881	—	—	—	—	—	—	(1,437)	—	(1,437)

Comprehensive income									20,112
Issuance of stock in connection with employee stock plans	349	6,500	—	—	—	—	—	—	6,500
Issuance of restricted stock to employees and directors	66	—	—	—	—	—	—	—	—
Shares forfeited by employees	(18)	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	(226)	(5,247)	—	—	—	—	—	—	(5,247)
Compensation for stock and stock option issuances and tax benefits from option exercises	—	1,228	—	—	2,538	—	—	—	3,766
Adoption of FIN 48	—	—	—	—	—	—	—	706	706
Dividends paid	—	—	—	—	—	—	—	(11,018)	(11,018)

Balance at December 31, 2007	15,960	229,151	3,762	468	8,112	—	(1,437)	271,918	508,212
Net loss	—	—	—	—	—	—	—	(252,586)	(252,586)
Fair value of interest rate swap agreements, net of tax benefit of $2,662	—	—	—	—	—	—	(4,373)	—	(4,373)

Comprehensive loss									(256,959)
Issuance of stock in connection with employee stock plans	739	4,441	—	—	—	—	—	—	4,441
Issuance of restricted stock to employees and directors	84	—	—	—	—	—	—	—	—
Shares forfeited by employees	(66)	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	(2)	—	—	—	—	—	—	(2)
Compensation for stock and stock option issuances and tax benefits from option exercises	—	932	—	—	1,163	—	—	—	2,095
Dividends paid	—	—	—	—	—	—	—	(9,444)	(9,444)

Balance at December 31, 2008	16,717	$234,522	3,762	$468	$9,275	$—	$(5,810)	$9,888	$248,343

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(252,586)	$21,549	$37,304
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	272,503	—	—
Other asset impairments	23,402	—	—
Depreciation and amortization	17,732	16,862	13,383
Depreciation and amortization within discontinued operations	2,986	4,270	3,940
Amortization of debt discount	197	210	145
Stock-based compensation	1,725	3,384	3,534
Gain on early extinguishment of debt	(5,248)	—	—
(Gain) loss on disposal of assets	(3,546)	(8)	193
Loss from disposal activities within discontinued operations	70,063	5,923	911
Deferred income taxes	(105,033)	14,450	6,312
Excess tax benefits from share-based payment arrangements	(368)	(283)	(369)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	19,096	1,607	(8,137)
Contracts in transit	20,675	7,737	(3,758)
Inventories	79,173	(13,843)	45,360
Vehicles leased to others	(508)	(3,461)	(2,701)
Prepaid expenses and other	(11,189)	(2,545)	2,158
Other non-current assets	(910)	(1,688)	(1,993)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	(16,888)	(100,128)	(75,041)
Trade payables	(18,915)	(3,948)	8,839
Accrued liabilities	(12,653)	1,015	4,415
Other long-term liabilities and deferred revenue	5,457	(314)	3,444

Net cash provided by (used in) operating activities	85,165	(49,211)	37,939

(Please refer to Liquidity and Capital Resources on Page 44 in Management’s Discussion and Analysis)

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(15,566)	(23,024)	(28,690)
Financeable	(41,857)	(68,917)	(45,009)
Proceeds from sale of assets	18,229	8,129	512
Cash paid for acquisitions, net of cash acquired	(605)	(13,315)	(105,505)
Proceeds from sale of stores	44,085	16,495	3,915

Net cash provided by (used in) investing activities	4,286	(80,632)	(174,777)
Cash flows from financing activities:
Borrowings (repayments) on Floorplan notes payable: non-trade	(16,803)	69,540	16,005
Borrowings on lines of credit	402,000	721,319	230,402
Repayments on lines of credit	(500,000)	(681,319)	(136,402)
Principal payments on long-term debt, scheduled	(7,335)	(5,497)	(5,057)
Principal payments on long-term debt and capital leases, other	(62,597)	(14,570)	(3,951)
Proceeds from issuance of long-term debt	89,130	44,917	21,566
Proceeds from issuance of common stock	4,441	6,500	6,844
Repurchase of common stock	(2)	(5,247)	(4,720)
Excess tax benefits from share-based payment arrangements	368	283	369
Dividends paid	(9,444)	(11,018)	(10,184)

Net cash provided by (used in) financing activities	(100,242)	124,908	114,872

Decrease in cash and cash equivalents	(10,791)	(4,935)	(21,966)
Cash and cash equivalents at beginning of year	21,665	26,600	48,566

Cash and cash equivalents at end of year	$10,874	$21,665	$26,600

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$50,498	$57,079	$49,779
Cash paid (refunded) during the period for income taxes, net	(4,199)	5,667	17,697
Supplemental schedule of non-cash investing and financing activities:
Debt issued in connection with acquisitions	$—	$—	$6,822
Floorplan debt acquired in connection with acquisitions	566	14,797	48,450
Floorplan debt paid in connection with store disposals	23,565	16,976	19,407
Acquisition of assets with capital leases	3,198	262	102
Common stock received for the exercise price of stock options	2	87	—
Assets acquired through store exchange	—	3,820	—

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Organization and Business

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of December 31, 2008, we offered 27 brands of new vehicles and all brands of used vehicles in 96 stores in the United States and over the Internet. Of these stores, 18 were held for sale at December 31, 2008. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance for our automotive customers.

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

Receivables are recorded at invoice cost and do not bear interest until such time as they are 60 days past due. Reserves for uncollectible accounts are estimated based on our historical write-off experience and are reviewed on a monthly basis. Account balances are charged off against the reserve after all appropriate means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. A roll-forward of our allowance for doubtful accounts was as follows (in thousands):

Year Ended December 31,	2008	2007	2006
Balance, beginning of year	$391	$390	$406
Bad debt expense	1,060	1,159	1,088
Write-offs	(3,745)	(3,301)	(2,623)
Recoveries	2,642	2,143	1,519

Balance, end of year	$348	$391	$390

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

Assets and Liabilities Held for Sale

At December 31, 2008 and 2007, assets held for sale of $161.4 million and $23.8 million, respectively, related to stores held for sale and were recorded at the lower of book value or estimated fair market value less applicable selling costs. At December 31, 2008 and 2007, liabilities held for sale of $108.2 million and $17.9 million, respectively, were recorded at book value. See also Note 19.

Property, Plant and Equipment

Property, plant and equipment are stated at cost and are being depreciated over their estimated useful lives, on the straight-line basis. The range of estimated useful lives is as follows:

Buildings and improvements	5 to 40 years
Service equipment	5 to 15 years
Furniture, signs and fixtures	5 to 10 years

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels and betterments are capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. Capitalized interest totaled $1.7 million, $3.2 million and $1.5 million, respectively, in 2008, 2007 and 2006.

When an asset is retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any gain or loss is credited or charged to income from continuing operations.

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

Long-lived assets held and used by us are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” During 2008, we recorded asset impairment charges totaling $12.1 million against assets to be held and used. We did not record any impairments on assets to be held and used in 2007 or 2006. See also Note 5.

Operating Leases

We lease certain of our facilities under non-cancelable operating leases. These leases expire at various dates through 2066. Certain lease commitments contain fixed payment increases at predetermined intervals over the life of the lease, while other lease commitments are subject to escalation clauses of an amount equal to the increase in the cost of living based on the “Consumer Price Index - U.S. Cities Average - All Items for all Urban Consumers” published by the U.S. Department of Labor, or a substantially equivalent regional index. Lease expense is recognized on a straight-line basis over the life of the lease. See also Note 17.

Leasehold improvements made at the inception of the lease or during the term of the lease are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over fair value of net assets acquired, which is not allocable to separately identifiable intangible assets. Other identifiable intangible assets represent the franchise value of stores acquired since July 1, 2001, non-compete agreements and customer lists.

We evaluated the useful lives of our franchise agreements based on the following factors:

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

•

As evidenced by our acquisition and disposition history, there is an active market for automotive dealership franchises within the United States. We attribute value to the franchise agreements acquired with the dealerships we purchase based on the understanding and industry practice that the franchise agreements will be renewed indefinitely by the manufacturer.

Accordingly, we have determined that our franchise agreements will continue to contribute to our cash flows indefinitely and, therefore, have indefinite lives. Non-compete agreements are amortized using the straight-line method over the contractual life of the agreement and customer lists are amortized using the straight-line method over their estimated lives of approximately five years.

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, and more frequently if events or circumstances indicate their carrying value may exceed fair value. In accordance with the provisions of SFAS No. 142, we have determined that we operate as one reporting unit. According to Emerging Issues Task Force (“EITF”) 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” we have concluded that the appropriate unit of accounting for determining franchise value is on an individual store basis.

During 2008, we recorded goodwill and other intangible asset impairment charges totaling $288.9 million as a component of continuing operations. We did not record any impairment charges on goodwill or other intangible assets in 2007 or 2006. See also Note 6.

Incentives, Credits and Floorplan Assistance

Manufacturers reimburse us for holdbacks, floorplan interest and advertising credits, which are earned when each vehicle is purchased by us. The manufacturers reimburse us weekly, monthly or quarterly depending on the manufacturer and the type of program. The manufacturers determine the amount of the reimbursements based on many factors including the value and make of the vehicles purchased. Pursuant to EITF 02-16 “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” we recognize advertising credits, floorplan interest credits, holdbacks, cash incentives and other rebates received from manufacturers that are tied to specific vehicles as a reduction to cost of goods sold as the related vehicles are sold. When amounts are received prior to the sale of the vehicle, such amounts are netted against inventory until the vehicle is sold.

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

Advertising

We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Advertising expense, net of manufacturer cooperative advertising credits, was $17.4 million, $14.7 million and $13.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Manufacturer cooperative advertising credits were $4.3 million in 2008, $5.0 million in 2007 and $5.1 million in 2006.

Environmental Liabilities and Expenditures

Accruals for environmental matters, if any, are recorded in operating expenses when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accrued liabilities are exclusive of claims against third parties and are not discounted. In general, ongoing costs related to environmental remediation are charged to expense. However, environmental costs are capitalized if such costs increase the value of the property and/or mitigate or prevent contamination from future operations.

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

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which is an interpretation of FASB Statement No. 109, effective January 1, 2007. Interpretation No. 48 applies to all tax positions accounted for under SFAS No. 109. The interpretation applies to situations where the uncertainty is to the timing of the deduction, the amount of the deduction, or the validity of the deduction. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Positions that meet this criterion should be measured using the largest benefit that is more than 50 percent likely to be realized. The necessary adjustment should be recorded directly to the beginning balance of retained earnings in the period of adoption and reported as a change in accounting principle, if material. However, because of the immaterial nature of the adjustment, we have not presented this item separately on the face of the balance sheet. At adoption, and at December 31, 2008, we did not have any unrecognized tax benefits, nor any accrued interest or penalties related to unrecognized tax benefits. Interest and penalties are recorded as tax expense in the period incurred.

Taxes Assessed by a Governmental Authority

We account for all taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (i.e., sales, use, value-added) on a net (excluded from revenues) basis.

Concentrations of Risk and Uncertainties

We are subject to a concentration of risk in the event of financial distress, including potential bankruptcy, of a major vehicle manufacturer. Our Chrysler, General Motors and Ford stores represented approximately 31%, 20%, and 4% of our new vehicle sales in 2008, respectively, and approximately 35%, 18%, and 5% in 2007, respectively.

We had receivables from manufacturers or distributors of $16.5 million at December 31, 2008, and $21.5 million at December 31, 2007. Additionally, a large portion of our Contracts-in-Transit are due from automotive manufacturers’ captive finance subsidiaries which provide financing directly to our new and used vehicle customers.

We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. Additionally, we finance our new vehicle inventory primarily with automotive manufacturers’ captive finance subsidiaries. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles and related financing.

Particularly with respect to the three domestic manufactures (General Motors, Chrysler and Ford), the current recession, volatile fuel prices and tightening credit markets have resulted in significantly lower vehicle sales and a deteriorating financial condition that could affect their ability to survive. Specifically, both General Motors and Chrysler have publicly announced that they have depleted their available cash resources and recently received loans from the federal government but in amounts announced to be inadequate to address their intermediate-term cash needs. Congress has conditioned any further loans upon the presentation of a restructuring plan to reflect the ability of such manufacturer to stabilize its financial condition and survive in the increasingly competitive industry. It is unknown at this time whether such funding will be made available or if provided, would be adequate to make them viable and competitive.

In a Chapter 11 reorganization in Bankruptcy Court: (1) the manufacturer could cease producing certain makes of vehicles and terminate all or any of our franchises even on continuing brands without consideration, (2) we may not be able to collect some or all of our significant receivables that are due us from such manufacturer, (3) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases and (4) consumer demand for such manufacturer’s products could be adversely affected.

If any of these events were to occur, our sales and earnings may be adversely impacted. These events would also result in a partial or complete write-down of our remaining intangible franchise rights with respect to any affected franchises and would likely cause us to incur valuation allowances related to receivables due from such manufacturers. Any associated franchise terminations would likely cause us to incur charges related to operating leases and/or impairment of long-lived assets. Additionally, there is a continued risk to both the new and used vehicle inventory valuations for the respective brand or manufacturer. At December 31, 2008, we had approximately $12.4 million in manufacturer receivables, $226.2 million of inventory, $156.1 million of long-lived assets, and $19.2 million of intangible assets related to our domestic franchises. If the impact on us results in a “material adverse change” to our condition, covenants and cross default provisions in certain debt agreements may be triggered, resulting in the immediate demand for amounts outstanding under the agreements.

In a Chapter 7 liquidation in Bankruptcy Court, the manufacturer would seek protection from its creditors and would commence an orderly wind-down of operations. The impact of a liquidation would likely have a material adverse effect on our results from operations, cash flows and financial condition unless the operations were promptly sold to, and assumed by, another manufacturer.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising our customer base as well as their dispersion across many different geographic areas in the United States. Consequently, at December 31, 2008, we do not believe we have any significant non-manufacturer concentrations of credit risk.

Financial instruments, which potentially subject us to concentrations of credit risk, consist principally of cash deposits. We generally are exposed to credit risk from balances on deposit in financial institutions in excess of the FDIC-insured limit.

Based on our most recent forecast for 2009, we have identified the risk of non-compliance with our minimum current ratio covenant required by our Credit Facility in the quarterly measurement period ending June 30, 2009. In the second quarter of 2009, the Credit Facility will have a remaining term of less than one year and will therefore become classified as a current obligation on our consolidated balance sheet. We are in negotiations to amend certain terms and conditions of the Credit Facility, including the minimum current ratio covenant, to ensure prospective compliance. If we are unsuccessful in obtaining the amendment, we will commence a number of initiatives to create sufficient liquidity to pay down the required outstanding balance on the Credit Facility.

As previously disclosed, we have identified for sale a number of non-strategic properties and dealerships. Several dealerships are under executed sale agreements and are expected to close prior to June 30, 2009, subject to normal terms and conditions in the industry. In addition, we are in the process of financing or refinancing certain real properties with other third party lenders.

In the event sales of identified properties and dealerships and the financing of properties do not result in sufficient levels of proceeds, or do not occur within the time frame necessary to enable us to comply with our June 30, 2009 minimum current ratio covenant, we intend to accelerate and expand upon additional cost-cutting and cash generating initiatives currently being implemented. The acceleration and expansion of these initiatives is expected to provide additional liquidity in sufficient levels to repay all outstanding amounts on the Credit Facility by June 30, 2009 and to continue operations without further advances on the Credit Facility through at least December 31, 2009. These initiatives include reducing the days supply of inventories of used vehicles and parts, increasing the flooring and/or refinancing of program and employee operated vehicles, reduction of employee compensation, deferring certain capital expenditures and paying vendors and service providers pursuant to their maximum stipulated terms or on revised terms. However, no assurances can be provided that we will be successful in executing these plans, including obtaining an amendment to the Credit Facility, completing the sale of dealerships and non-strategic properties, financing or refinancing certain real properties, or achieving liquidity through other initiatives.

Financial Instruments and Market Risks

The carrying amount of cash equivalents, contracts in transit, trade receivables, trade payables, accrued liabilities and short-term borrowings approximates fair value because of the short-term nature and current market rates of these instruments.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See also Note 9.

We have variable rate floorplan notes payable and other credit line borrowings that subject us to market risk exposure. At December 31, 2008 we had $497.4 million outstanding under such facilities at interest rates ranging from 1.59% to 4.75% per annum, $337.7 million of which was outstanding under our floorplan facilities. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

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

Based on open market trades, we determined that our $42.5 million of long-term convertible fixed interest rate debt had a fair market value of approximately $37.0 million at December 31, 2008. In addition, at December 31, 2008, we had $141.7 million of other long-term fixed interest rate debt outstanding. Based on discounted cash flows, we have determined that the fair market value of this long-term fixed interest rate debt was approximately $154.0 million at December 31, 2008.

We are also subjected to credit risk and market risk by entering into interest rate swaps. See below and also Note 8. We are generally exposed to credit or repayment risk based on our relationship with the counterparty to the transaction. We minimize the credit or repayment risk on our derivative instruments by entering into transactions with institutions whose credit rating is Aa or higher.

Derivative Financial Instruments

We enter into interest rate swap agreements to reduce our exposure to market risks from changing interest rates on our new vehicle floorplan lines of credit. The difference between interest paid and interest received, which may change as market interest rates change, is accrued and recognized as either additional floorplan interest expense, or a reduction thereof. If a swap is no longer accounted for as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive income (loss) is recognized as the forecasted transaction occurs. If the forecasted transaction is not probable of occurring, the gain or loss recorded in accumulated other comprehensive income (loss) is recognized immediately.

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

Estimates are used in the calculation of certain reserves maintained for charge backs on estimated cancellations of service contracts, life, accident and disability insurance policies, and finance fees from customer financing contracts. We also use estimates in the calculation of various expenses, accruals and reserves including anticipated workers compensation premium expenses related to a retrospective cost policy, estimated uncollectible accounts and notes receivable, discretionary employee bonus, environmental matters, warranty claims for our used vehicles, gross profit on service work performed on vehicles in inventory, estimate of revenue recognition on discounts received on parts inventory and stock-based compensation. We also make certain estimates regarding the assessment of the recoverability of long-lived assets, indefinite-lived intangible assets and deferred tax assets.

Revenue Recognition

Revenue from the sale of vehicles is recognized when a contract is signed by the customer, a preliminary bank agreement is obtained, and the delivery of the vehicles to the customer is made. Fleet sales of vehicles, whereby we do not take possession of the vehicles, are shown on a net basis in fleet and other revenue.

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

We also participate in future underwriting profit, pursuant to retrospective commission arrangements, recognized in income as earned.

Sales Returns

We allow for customer returns on sales of our parts inventory up to 30 days after the sale. Most parts returns generally occur within one to two weeks from the time of sale, and are not significant. At December 31, 2008 and 2007, our allowance for parts sales returns totaled $87,000 and $89,000, respectively. We do not allow the return of new or used vehicles, except where mandated by state law.

Legal Costs

We are a party to numerous legal proceedings arising in the normal course of business. We accrue for certain legal costs and potential settlement claims related to various proceedings that are estimable and probable in accordance with SFAS No. 5, “Accounting for Contingencies.”

Debt Issuance Costs and Loan Origination Fees

Debt issuance costs and loan origination fees paid, including incremental direct costs of completed loan agreements, are deferred and amortized over the life of the debt to which it relates and are shown as an increase to the related interest expense. During 2008, we wrote off $194,000 of debt issuance costs as a component of other interest expense in connection with the early retirement of $42.5 million of our senior subordinated convertible notes. See also Note 11.

Warranty

We offer a 60-day, 3000 mile limited warranty on the sale of most retail used vehicles. We estimate our warranty liability based on the number of vehicles sold and an estimated claim cost per vehicle based on past experience. Each year, we analyze the warranty charges related to our used vehicle sales and update our per used vehicle warranty estimate. The estimated warranty is added to cost of sales upon sale of the related vehicle. At December 31, 2008 and 2007, accrued warranty totaled $73,000 and $144,000, respectively, and is included in other current liabilities on the consolidated balance sheets. A roll-forward of our warranty liability for the years ended December 31, 2008, 2007 and 2006 was as follows (in thousands):

Year Ended December 31,	2008	2007	2006
Balance, beginning of period	$144	215	$176
Warranties issued	1,141	2,737	2,494
Reductions for warranty payments made	(1,212)	(2,808)	(3,025)
Adjustments and changes in estimates	—	—	570

Balance, end of period	$73	144	$215

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

Stock-Based Compensation

We account for equity instruments exchanged for employee services pursuant to SFAS No. 123R, “Share-Based Payment.” Under the provisions of SFAS No. 123R, stock-based compensation cost for equity classified awards is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity award).

The provisions of SFAS No. 123R apply to all awards granted or modified after the date of adoption, which was January 1, 2006, as well as to the unrecognized expense of awards not yet vested at the date of adoption. Such expense will be recognized as compensation expense in the periods after the date of adoption using the Black-Scholes valuation method over the remainder of the requisite service period. Our unearned compensation balance of $1.1 million as of December 31, 2005 was reclassified into our Class A common stock upon the adoption of SFAS No. 123R. The cumulative effect of the change in accounting principle upon adoption of SFAS No. 123R was not material.

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

We operate in a single operating and reporting segment, automotive retailing. We sell new and used vehicles, vehicle maintenance and repair services, vehicle parts and financing and insurance products.

Reclassifications

Reclassifications related to discontinued operations were made to the prior period financial statements to conform to the current period presentation in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Certain other immaterial reclassifications were also made to conform to the current period presentation.

(2)	Net Income Per Share of Class A and Class B Common Stock

We compute net income per share of Class A and Class B common stock in accordance with SFAS No. 128, “Earnings per Share,” using the two-class method. Under the provisions of SFAS No. 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, restricted stock units, conversion of any convertible senior subordinated notes and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units and warrants is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

Except with respect to voting rights, the rights of the holders of our Class A and Class B common stock are identical. Our Articles of Incorporation require that the Class A and Class B common stock must share equally in any dividends, liquidation proceeds or other distribution with respect our common stock and the Articles of Incorporation can only be amended by a vote of the shareholders. Additionally, Oregon law provides that amendments to our Articles of Incorporation, which would have the effect of adversely altering the rights, powers or preferences of a given class of stock, must be approved by the class of stock adversely affected by the proposed amendment. As a result, and in accordance with EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

The following table sets forth the computation of basic and diluted net income (loss) per share of Class A and Class B common stock (in thousands, except per share amounts):

	2008		2007		2006
Year Ended December 31,	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS
Numerator:
Undistributed basic net income (loss) from continuing operations applicable to common stockholders	$(161,720)	$(37,428)	$19,734	$4,708	$27,833	$6,659

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	16,255	3,762	15,768	3,762	15,723	3,762

Basic undistributed net income (loss) per share applicable to common stockholders	$(9.95)	$(9.95)	$1.25	$1.25	$1.77	$1.77

Diluted EPS
Numerator:
Undistributed net income (loss) from continuing operations applicable to common stockholders	$(161,720)	$(37,428)	$19,734	$4,708	$27,833	$6,659
2 7/8% convertible senior subordinated notes	—	—	1,517	362	1,530	366
Reallocation of undistributed earnings as a result of conversion of convertible senior subordinated notes	—	—	585	(585)	831	(831)
Reallocation of earnings due to conversion of Class B to Class A common shares outstanding	(37,428)	—	4,485	—	6,194	—

Undistributed diluted net income (los) applicable to common stockholders	$(199,148)	$(37,428)	$26,321	$4,485	$36,388	$6,194

Denominator
Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	16,255	3,762	15,768	3,762	15,723	3,762
Weighted average number of shares from assumed conversion of 2 7/8% convertible senior subordinated notes	—	—	2,281	—	2,255	—
Weighted average number of shares from stock options	—	—	271	—	362	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	20,017	3,762	22,082	3,762	22,102	3,762

Diluted net income (loss) per share applicable to common stockholders	$(9.95)	$(9.95)	$1.19	$1.19	$1.65	$1.65

Antidilutive Securities
2 7/8% convertible senior subordinated notes	2,037	—	—	—	—	—

Shares issuable pursuant to stock options not included since they were antidilutive	1,892	—	621	—	356	—

(3)	Trade Receivables

Trade receivables consisted of the following (in thousands):

December 31,	2008	2007
Trade receivables	$10,876	$13,234
Vehicle receivables	13,111	23,878
Manufacturer receivables	16,492	21,514
Other	1,685	2,678

	42,164	61,304
Less: Allowances	(348)	(391)

Total receivables, net	$41,816	$60,913

Vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the customer.

(4)	Inventories and Related Notes Payable

The new and used vehicle inventory, collateralizing related notes payable, and other inventory were as follows (in thousands):

	2008		2007
December 31,	Inventory Cost	Notes Payable	Inventory Cost	Notes Payable
New and program vehicles	$338,799	$337,700	$432,718	$451,590
Used vehicles	59,407		136,239
Parts and accessories	24,606		32,802

	$422,812		$601,759

The inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floorplan notes payable are reflective of the gross cost of the vehicle. The floorplan notes payable, as shown in the above table, will generally also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability.

All new vehicles are pledged to collateralize floorplan notes payable to floorplan providers. The floorplan notes payable bear interest, payable monthly on the outstanding balance, at a rate of interest that varies by provider. The new vehicle floorplan notes are payable on demand and are typically paid upon the sale of the related vehicle. As such, these floorplan notes payable are shown as current liabilities in the accompanying consolidated balance sheets.

Chrysler Financial, Mercedes Financial, TMCC, Ford Motor Credit Company, GMAC LLC, VW Credit, Inc., American Honda Finance Corporation and BMW Financial Services NA, LLC have agreed to floor new vehicles for their respective brands. Chrysler Financial and TMCC serve as the primary lenders for all other brands. The new vehicle lines are secured by new vehicle inventory of the stores financed by that lender. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity.

At December 31, 2008 and 2007, used vehicles and parts and accessories inventory were pledged to collateralize our working capital, acquisition and used vehicle flooring credit facility.

We evaluate our vehicles at the lower of market value or cost under the pooled approach for vehicles. In 2008, due to a shift in consumer demand, we determined certain used vehicle aging categories were in unbalanced quantities. Based on this determination, we recorded a used vehicle impairment of $0.5 million at December 31, 2008. We did not record any impairment charges on used vehicle inventories in 2007 and 2006. If the book value of our used vehicles is more than fair value, we could experience losses on our used vehicles in future periods.

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

(5)	Property, Plant and Equipment

Property, plant and equipment consisted of the following (in thousands):

December 31,	2008	2007
Buildings and improvements	$162,747	$222,413
Service equipment	32,259	41,077
Furniture, signs and fixtures	77,232	99,532

	272,238	363,022
Less accumulated depreciation — buildings	(20,604)	(20,628)
Less accumulated depreciation — equipment and other	(47,414)	(46,126)

	204,220	296,268
Land	104,875	148,086
Construction in progress, buildings	37,070	13,520
Construction in progress, other	111	3,872

	$346,276	$461,746

As discussed in Note 1, these assets, considered long-lived assets held and used, are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We evaluate recoverability of assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows, including possible disposition, associated with the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. In order to determine the fair value of the assets, we utilize market data, including appraisals and comparable sales, or our disposition history of similar assets.

As a result of the adverse change in the business climate and our reduced earnings and cash flow forecast, we tested certain long-lived assets for recoverability in the second quarter of 2008. This impairment test was performed just prior to performing the first step of the goodwill impairment test as discussed in Note 6. We also performed the test on certain long-lived assets in the fourth quarter of 2008.

During 2008, we recorded impairment charges totaling $7.0 million against long-lived assets held and used. We also recorded $5.1 million of impairment charges as a component of selling, general and administrative, for total long-lived asset impairment charges of $12.1 million in 2008 as follows:

Real estate	$4,503
Equipment	977
Terminated construction projects	4,527
Other	2,081

$12,088

We did not record any impairment charges on assets to be held and used in 2007 or 2006. Depending upon economic conditions, ongoing store performance, manufacturer financial viability, cash flows from operations and overall market capitalization, we may be required to record additional asset impairment charges in future periods.

As part of our restructuring plan announced in the second quarter of 2008, we identified certain non-operating property held for future development and our company airplane as assets targeted for sale. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we concurrently determined that these assets met the criteria to be classified as ‘held for sale.’ We evaluated these assets in the third quarter of 2008 and concluded that the classification as ‘held for sale’ remained appropriate.

However, as a result of the declining economic environment, our success in generating cash through other transactions and our unwillingness to continue to reduce the price of the assets to affect a sale, in the fourth quarter of 2008, we determined that we no longer continued to meet the criteria of SFAS No. 144. Therefore, we reclassified the assets as ‘held and used’ on our balance sheet. Pursuant to the requirements of changes to a plan of sale under SFAS No. 144, we individually measured the assets at the lower of their carrying amount before classification as ‘held for sale,’ adjusted for any depreciation expense or impairment losses that would have been recognized had the assets been continuously recognized as ‘held and used,’ or fair value at the date of the subsequent decision not to sell. As a result of this evaluation, depreciation expense of approximately $0.1 million was recorded. No additional impairment charges were recorded.

(6)	Goodwill and Other Intangible Assets

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we review our goodwill on October 1 of each year. The impairment test is a two-step process. The first step identifies potential impairments by comparing the calculated fair value of a reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step includes determining the implied fair value through further market research. The implied fair value of goodwill is then compared with the carrying amount to determine if an impairment loss is recorded.

We calculate the fair value of our reporting unit by applying a fair-value based test using the Adjusted Present Value method (“APV”). Under the APV method, future cash flows are based on recently prepared budget forecasts and business plans to estimate the future economic benefits that the reporting unit will generate. An estimate of the appropriate discount rate is utilized to convert the future economic benefits to their present value equivalent. Growth rates are calculated for five years based on management’s forecasted sales projections. The growth rates used for periods beyond five years are calculated based on the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. The discount rate applied to the future cash flows factors in an equity risk premium, small stock risk premium, a beta, and a risk-free rate. Market values for real estate are estimated based on information available on each piece of real estate, including historical outside appraisals obtained on the real estate and an estimate of market value based on various factors including property tax assessments, local and regional rent factors, or other information to determine fair market value.

During the second quarter of 2008, we elected to place 13 stores in discontinued operations, closing one location and marketing 12 for disposal. As part of this election, we reclassified into discontinued operations $39.5 million of goodwill assigned to the 12 stores. The amount of goodwill assigned to a discontinued operation is generally determined based on the subject dealership’s fair value as measured by discounted cash flows as it relates to the discounted cash flows of the reporting unit.

After this reclassification, and based on our decision to dispose of approximately 10% of our stores, an adverse change in the business climate, our reduced earnings and cash flow forecast and a significant continuing decline in our market capitalization, we determined that our goodwill required an interim impairment test.

The first step of the impairment test showed that the fair value of our reporting unit was less than its carrying amount, indicating a potential impairment. We performed the second step of the impairment test, concluding that the implied fair value of goodwill was reduced to zero. This resulted in an impairment of the entire balance of goodwill totaling $272.5 million.

The roll-forward of goodwill was as follows (in thousands):

Year Ended December 31,	2008	2007
Balance, beginning of year	$311,527	$307,424
Goodwill acquired and post acquisition adjustments	428	12,608
Goodwill transferred to discontinued operations	(39,452)	(8,505)
Goodwill impairments	(272,503)	—

Balance, end of year	$—	$311,527

Other Intangible Assets

At December 31, 2008 and 2007, other intangible assets included the value of franchise agreements, non-compete agreements and customer lists. The value attributed to franchise agreements has an indefinite useful life and non-compete agreements and customer lists are amortized on a straight-line basis over the life of the agreements, typically 3 to 5 years.

The gross amount of other intangible assets and the related accumulated amortization for non-compete agreements and customer lists were as follows (in thousands):

December 31,	2008	2007
Franchise value	$41,931	$68,863
Non-compete agreements and customer lists	145	135
Accumulated amortization	(68)	(52)

Net non-compete agreements and customer lists	77	83

Total other intangible assets, net	$42,008	$68,946

Amortization expense related to the non-compete agreements and customer lists is not material.

Based on the same triggering events discussed above for goodwill, we determined that an impairment test for franchise values was required in the second quarter of 2008. We also performed an impairment test in the fourth quarter of 2008. We test our franchise values in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

We use an APV method to calculate the fair value of future cash flows associated with our franchises. Future cash flows are based on recently prepared forecasts and business plans to estimate the future economic benefits that the store will generate. We estimate the appropriate discount rate to convert the future economic benefits to their present value equivalent. Growth rates are calculated for five years based on management’s forecasted sales projections. The growth rates used for periods beyond five years are calculated based on the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. The discount rate applied to the future cash flows factors in an equity risk premium, small stock risk premium, a beta and a risk-free rate.

Consideration is also given to the value that market participants attribute to each type of franchise (domestic, import or luxury store) based on current market transactions. The market value of domestic stores has been negatively impacted by market conditions and a historically high truck and SUV mix, while the market value of import or luxury stores continues to support the carrying amount of franchise value, where applicable.

In cases where the estimated fair value of the franchise was less than its carrying value, an impairment charge was taken. A partial or full impairment of the franchise value totaling $16.4 million was recorded in the second quarter of 2008 on 14 franchises, including seven Chrysler, six General Motors and one Kia. This charge is recorded in other asset impairments in the consolidated statement of operations.

A roll-forward of our other intangible assets was as follows (in thousands):

Year Ended December 31,	2008	2007
Balance, beginning of year	$68,946	$69,054
Intangible assets acquired	175	4,222
Amortization expense	(34)	(33)
Intangible assets transferred to discontinued operations	(10,670)	(4,297)
Intangible asset impairments	(16,409)	—

Balance, end of year	$42,008	$68,946

At December 31, 2008 and 2007, other identifiable intangible assets were $42.0 million and $68.9 million, respectively, which included $41.9 million and $68.9 million, respectively, of franchise value. A future decline in store performance, change in projected growth rates, manufacturer insolvency, brand termination, other margin assumptions or changes in interest rates could result in a potential impairment of one or more of our franchises.

(7)	Trade Payables

Trade payables consisted of the following (in thousands):

December 31,	2008	2007
Trade payables	$7,613	$11,976
Lien payables	5,560	14,005
Manufacturer payables	3,940	6,119
Other	4,458	6,615

Total trade payables	$21,571	$38,715

Lien payables represent amounts owed to financial institutions for customer vehicle trade-ins.

(8)	Derivative Financial Instruments

We have entered into interest rate swaps to manage the variability of our interest rate exposure, thus fixing a portion of our interest expense in a rising or falling rate environment. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure. That is, we do not engage in interest rate speculation using derivative instruments. Typically, we designate all interest rate swaps as cash flow hedges.

As of December 31, 2008, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•	effective March 9, 2004 – a five year, $25 million interest rate swap at a fixed rate of 3.25% per annum, variable rate adjusted on the 1st and 16th of each month;

•	effective March 18, 2004 – a five year, $25 million interest rate swap at a fixed rate of 3.10% per annum, variable rate adjusted on the 1st and 16th of each month;

•	effective June 16, 2006 – a ten year, $25 million interest rate swap at a fixed rate of 5.587% per annum, variable rate adjusted on the 1st and 16th of each month;

•	effective January 26, 2008 – a five-year, $25 million interest rate swap at a fixed rate of 4.495% per annum, variable rate adjusted on the 26th of each month;

•	effective May 1, 2008 – a five year, $25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month; and

•	effective May 1, 2008 – a five year, $25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month.

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2008 was 0.44% per annum as reported in the Wall Street Journal.

We apply hedge accounting based upon the criteria established by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and record all derivative instruments on the balance sheet at fair value. The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. These amounts related to our cash flow hedges are recorded as deferred gains or losses in our consolidated balance sheet with the offset recorded in accumulated other comprehensive income, net of tax. Changes to the fair value of discontinued cash flow hedges are recognized into earnings as a component of floorplan interest expense. At December 31, 2008 and 2007, the net fair values of all of our agreements totaled $(10.8) million and $(1.7) million, respectively, which were recorded on our balance sheet as components of other assets and liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months is $4.9 million at December 31, 2008.

As inventory levels fell and future levels of floorplan debt were expected to decrease, one cash flow hedge was discontinued at the end of the third quarter of 2008 due to the forecasted transaction no longer being probable. Additionally, in response to expected decreases in debt levels, we discontinued two cash flow hedges and de-designated and re-designated certain other swaps in the fourth quarter of 2008. The change in the market value of undesignated swaps resulted in a $0.5 million loss which was recognized in earnings as a component of floorplan interest expense in the fourth quarter of 2008. Following the discontinuation and de-designation of cash flow hedges, approximately $1.2 million remains as a component of accumulated other comprehensive income (loss) to be recognized over the remaining life of these swaps.

During 2006, interest rate swaps were not designated as cash flow hedges and changes in market value of the interest rate swaps were included in floorplan interest expense and totaled a loss of $1.9 million. Although these interest rate swaps were not designated as cash flow hedges, they did serve to economically hedge interest costs.

On a quarterly basis, we assess the effectiveness of our hedges both retrospectively and prospectively using regression analysis under the hypothetical derivative method. Additional qualitative considerations are given to assess effectiveness prospectively and support the expectation of the hedge to be highly effective. Ineffectiveness occurs when the amount of change in fair market value of the swap is greater than the change in fair market value of the hypothetical derivative. Any ineffectiveness will be reflected in the floorplan interest expense in our statement of operation in the period in which it occurs. In 2008 and 2007, we recorded $363,000 and $73,000, respectively, of ineffectiveness. We did not record any ineffectiveness in 2006.

(9)	Fair Value Measurements

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities measured at fair value. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are currently evaluating the potential impact of applying the provisions of SFAS No. 157 to our nonfinancial assets and liabilities beginning in 2009, including (but not limited to) the valuation of our single reporting unit for the purpose of assessing goodwill impairment should we recognize goodwill following subsequent store purchases, the valuation of our franchise rights when assessing franchise impairments, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in future business combinations.

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

Following are the disclosures related to our financial assets and liabilities pursuant to SFAS No. 157 (in thousands):

	December 31, 2008
	Fair Value	Input Level
Interest rate swap liabilities	$10,835	Level 2

Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to our interest rate swaps measured at fair value, did not have a material impact on our fair value measurements or our financial statements for 2008.

Effective January 1, 2008, we also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. We have elected not to measure any of our current eligible financial assets or liabilities at fair value upon adoption.

(10)	Financing Transactions

During 2008, we received proceeds of $91.2 million through mortgage financing and sale-leaseback transactions of real estate. Two financing transactions were sale-leasebacks. As of December 31, 2008, one of these transactions does not qualify for sale recognition under SFAS No. 66, “Accounting for Sales of Real Estate,” due to continuing involvement by us related to certain environmental remediation. See Note 17.

(11)	Lines of Credit and Long-Term Debt

Working Capital, Acquisition and Used Vehicle Credit Facility

We have a working capital, acquisition and used vehicle credit facility (the “Credit Facility”) with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“Chrysler Financial”), DCFS U.S.A. LLC (“Mercedes Financial”) and Toyota Motor Credit Corporation (“TMCC”).

In August 2008, we amended the Credit Facility, effective as of June 30, 2008. This amendment reduced our minimum net worth ratio and lowered our required covenant performance ratios through the second quarter of 2009, to allow us to operate more effectively in the current economic environment. Beginning in the third quarter of 2009, the covenant performance ratio requirements increase on a quarterly basis so that by the fourth quarter of 2009, they will return to the levels mandated in the original agreement.

Due to the temporary slowing of our acquisition plans, and in an effort to reduce the fees associated with unutilized credit, the total amount available on the line was reduced from $300 million to $150 million in connection with the fourth amendment. As part of the fourth amendment, we received approval to dispose of approximately $150 million in assets, including assets currently held for sale. The schedule of assets approved for disposal was updated in a fifth amendment to the Credit Facility in December 2008.

In addition, under the fourth amendment, cash dividends were limited to $0.05 per share in the third quarter of 2008 and are permitted, based on a formula, beyond that quarter. Repurchases by us of our common stock are not permitted without the prior approval of our lenders. The interest rate, which is variable based on the one month LIBOR plus a spread, increased. This increase resulted in additional interest expense of approximately $0.5 million, or $0.03 per share, in 2008. We were assessed a $0.2 million change fee on the amendment and the maturity date was revised to April 30, 2010.

Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property and other intangible personal property. Capital stock and other equity interests of our subsidiary stores and certain other subsidiaries are excluded. The lenders’ security interest in new vehicle inventory is subordinated to the interests of floorplan financing lenders, including Chrysler Financial, Mercedes Financial and TMCC. The agreement for this facility provides for events of default that include nonpayment, breach of covenants, a change of control and certain cross-defaults with other indebtedness. In the event of a default, the agreement provides that the lenders may declare the entire principal balance immediately due, foreclose on collateral and increase the applicable interest rate to the Credit Facility rate plus 3 percent, among other remedies.

New Vehicle Flooring

Chrysler Financial, Mercedes Financial, TMCC, Ford Motor Credit Company, GMAC LLC, VW Credit, Inc., American Honda Finance Corporation and BMW Financial Services NA, LLC have agreed to floor new vehicles for their respective brands. Chrysler Financial and TMCC serve as the primary lenders for all other brands. The new vehicle lines are secured by new vehicle inventory of the stores financed by that lender. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity.

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

We utilize an internal forecast to project compliance with our covenants. Top line revenue numbers were significantly worse than our internal forecast had anticipated for the second half of 2008. Despite this negative development, we were able to improve our vehicle margins and reduce our SG&A and other variable costs in-line with these changes. As a result, our overall attainment to forecasted results was near expectation.

The fourth amendment to our Credit Facility stipulates a minimum net worth of not less than $245 million, with an additional reduction of up to $30 million related to any intangible asset impairment charges. This net worth covenant is adjusted up by 75% of any net income amounts, and is not adjusted down based on net loss amounts. Our fixed charge coverage ratio cannot be less than 1.0 to 1, and our cash flow leverage ratio cannot be more than 3.0 to 1.

As of December 31, 2008, our minimum net worth was approximately $248.3 million, our fixed charge coverage ratio was 1.10 to 1, our cash flow leverage ratio was 2.45 to 1 and our minimum current ratio was 1.25 to 1. Based on this data, we were in compliance with the four financial covenants set forth in our Credit Facility. There is a risk of prospective non-compliance with our minimum current ratio requirement. See “Concentrations of Risk and Uncertainties” in Note 1.

Sale of GMAC

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

Amounts Outstanding and Availability

Interest rates on all of the above facilities ranged from 1.59% to 4.75% at December 31, 2008. Amounts outstanding on the lines at December 31, 2008, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at December 31, 2008	Remaining Availability as of December 31, 2008
New and program vehicle lines	$337,700	$—	(1)
Working capital, acquisition and used vehicle line	86,000	34,747	(2)(3)

	$423,700	$34,747

(1)	There are no formal limits on the new and program vehicle lines with certain lenders.

(2)	Reduced by $349 for outstanding letters of credit.

(3)	The amount available on the line is limited based on a borrowing base calculation and fluctuates monthly.

2.875% Senior Subordinated Convertible Notes due 2014

At December 31, 2008 and 2007, we had outstanding 2.875% senior subordinated convertible notes (the “Notes”) due in 2014 of $42.5 million and $85.0 million, respectively. We will pay contingent interest on the Notes during any six-month interest period beginning May 1, 2009, in which the trading price of the notes for a specified period of time equals or exceeds 120% of the principal amount of the notes. The notes are currently convertible into shares of our Class A common stock at a price of $36.09 per share upon the satisfaction of certain conditions and upon the occurrence of certain events as follows:

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

The following table summarizes our repurchases to date, all of which were made on the open market:

Purchase Date	Face Amount Purchased	Purchase Price per $100	Total Purchase Price	Gain on Early Retirement of Debt
August 2008	$16.0 million	$89.0	$14.4 million	$1.6 million
October 2008	17.4 million	$86.5	15.1 million	2.2 million
October 2008	4.6 million	$81.0	3.7 million	0.9 million
December 2008	4.5 million	$89.0	4.0 million	0.5 million

	$ 42.5 million		$37.2 million	$5.2 million

The gain of $5.2 million on the retirement of the debt through December 31, 2008, is recorded as a component of other income, net on the consolidated statement of operations.

Summary

Long-term debt consisted of the following (in thousands):

December 31,	2008	2007
Variable Rate Debt:
Working capital, acquisition and used vehicle floorplan line of credit, expiring April 30, 2010	$86,000	$184,000
Mortgages payable in monthly installments of $455, including interest between 2.2% and 3.7%, maturing through September 2028; secured by land and buildings	68,063	31,109
Notes payable in monthly installments of $19, including interest between 0.0% and 7.5%, maturing at various dates through 2009; secured by vehicles leased to others	5,590	4,646

Total Variable Rate Debt	159,653	219,755
Fixed Rate Debt:
2.875% senior subordinated convertible notes, due May 2014 with interest due semi-annually in May and November of each year	42,500	85,000
Mortgages payable in monthly installments of $916, including interest between 4.7% and 8.2%, maturing through September 2027; secured by land and buildings	124,767	156,359
Notes payable related to acquisitions, with interest rates between 5.0% and 7.0%, maturing at various dates through May 2018	6,652	6,941
Sale-leasebacks accounted for as financings, net of interest of $2,493, with monthly lease payments of $69	9,493	—
Capital lease obligations, net of interest of $156, with monthly lease payments of $25	753	767

Total Fixed Rate Debt	184,165	249,067

Total Long-Term Debt	343,818	468,822
Less current maturities	(78,634)	(13,327)

	$265,184	$455,495

In addition to the amounts discussed above, we have $48.7 million of mortgages payable, $3.1 million of capital lease obligations and $56.4 million of floorplan notes payable that are included as a component of liabilities held for sale at December 31, 2008. See Note 19.

The schedule of future principal payments on long-term debt as of December 31, 2008 was as follows (in thousands):

Year Ending December 31,
2009	$78,634
2010	106,956
2011	18,255
2012	21,239
2013	31,413
Thereafter	87,321

Total principal payments	$343,818

(12)	Stockholders’ Equity

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

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through December 31, 2008, we have purchased a total of 479,731 shares under the repurchase program, none of which were purchased during 2008. We may continue to repurchase shares from time to time in the future as conditions warrant and subject to approval by our lenders.

(13)	Income Taxes

Income tax expense (benefit) from continuing operations was as follows (in thousands):

Year Ended December 31,	2008	2007	2006
Current:
Federal	$7,010	$3,752	$14,638
State	961	622	1,909

	7,971	4,374	16,547

Deferred:
Federal	(87,342)	10,836	4,427
State	(12,332)	1,275	623

	(99,674)	12,111	5,050

Total	$(91,703)	$16,485	$21,597

At December 31, 2008, we had income taxes receivable totaling $18.2 million and, at December 31, 2007, we had income taxes receivable totaling $3.5 million.

Individually significant components of the deferred tax assets and liabilities are presented below (in thousands):

December 31,	2008	2007
Deferred tax assets:
Deferred revenue and cancellation reserves	$7,391	$6,510
Allowance and accruals	7,822	7,308
Goodwill	61,363	—

Total deferred tax assets	76,576	13,818

Deferred tax liabilities:
Inventories	(4,693)	(5,292)
Interest expense	(1,188)	(7,765)
Goodwill	—	(40,301)
Property and equipment, principally due to differences in depreciation	(22,234)	(20,150)
Prepaids and property taxes	(1,913)	(1,824)

Total deferred tax liabilities	(30,028)	(75,332)

Total	$46,548	$(61,514)

In 2008, 2007 and 2006, income tax benefits attributable to employee stock option transactions of $368,000, $283,000 and $382,000, respectively, were allocated to stockholders’ equity.

In connection with our reduced operating performance, goodwill impairment and other asset impairment charges in 2008, we had a total of $46.5 million of deferred tax assets, net at December 31, 2008.

Pursuant to SFAS No. 109, “Accounting for Income Taxes,” we considered whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment. Based upon the level of historical taxable income, projections for future taxable income over the periods in which the deferred tax assets are deductible, and available tax-planning strategies, we believe it is more likely than not that we will realize the benefits of these deductible differences. At December 31, 2008, we have not recorded any valuation allowance on deferred tax assets. However, a valuation allowance could be recorded in the future if estimates of taxable income during the carryforward period are reduced.

In addition, our 2008 reported gross earnings on federal and state income tax filings will be a loss. We have utilized the two year carryback provided by federal tax law. For state tax purposes, certain states either prohibit carryback claims, or our gross losses for state tax purposes eclipse the allowable carryback amount. Therefore, we have a number of state tax carryforward amounts totaling approximately $723,000, tax affected, with expiration dates through 2029.

The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax benefit (expense) from continuing operations for 2008, 2007 and 2006 is shown in the following tabulation (in thousands):

Year Ended December 31,	2008	2007	2006
Computed “expected” tax (benefit) expense	$(101,798)	$14,324	$19,631
State taxes, net of federal income tax benefit	(8,745)	1,244	1,610
Permanent goodwill impairment	18,939	—	—
Other	(99)	917	356

Income tax (benefit) expense	$(91,703)	$16,485	$21,597

We did not have any unrecognized tax benefits at December 31, 2008 or 2007. No interest or penalties were included in our results of operations during 2008, 2007 or 2006, and we had no accrued interest or penalties at December 31, 2008 or 2007.

Open tax years at December 31, 2008 included the following:

Federal	2004 - 2007
15 states	2003 - 2007

(14)	401(k) Profit Sharing Plan

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $0.2 million, $1.3 million and $1.2 million were recognized for the years ended December 31, 2008, 2007 and 2006, respectively. Employees may contribute to the plan as they meet certain eligibility requirements.

(15)	Stock Incentive Plans

2003 Stock Incentive Plan

Our 2003 Stock Incentive Plan (the “2003 Plan”) allows for the granting of up to a total of 2.2 million nonqualified stock options and shares of restricted stock to our officers, key employees and consultants. We also have options outstanding and exercisable pursuant to their original terms pursuant to prior plans. Options canceled under prior plans do not return to the pool of options available for grant under the 2003 Plan. All of our option plans are administered by the Compensation Committee of the

Board and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control. Options become exercisable over a period of up to five years from the date of grant with expiration dates up to ten years from the date of grant and at exercise prices of not less than market value, as determined by the Board. Beginning in 2004, the expiration date of options granted was reduced to six years. At December 31, 2008, 205,687 shares of Class A common stock were available for future grants.

Activity under our stock incentive plans was as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Balance, December 31, 2007	1,248,915	$21.14
Granted	1,113,580	6.60
Forfeited	(186,285)	17.55
Expired	(141,953)	19.25
Exercised	(27,000)	1.00

Balance, December 31, 2008	2,007,257	13.81

	Non-Vested Stock Grants	Weighted Average Grant Date Fair Value
Balance, December 31, 2007	145,667	$29.37
Granted	102,066	8.98
Vested	(7,915)	16.01
Forfeited	(75,110)	21.79

Balance, December 31, 2008	164,708	20.83

Certain information regarding options outstanding as of December 31, 2008 was as follows:

	Options Outstanding	Options Exercisable
Number	2,007,257	608,577
Weighted average per share exercise price	$13.81	$16.01
Aggregate intrinsic value	$63,000	$63,000
Weighted average remaining contractual term	3.9 years	2.2 years

As of December 31, 2008, unrecognized stock-based compensation related to outstanding, but unvested stock option and stock awards was $3.4 million, which will be recognized over the weighted average remaining vesting period of 2.2 years.

1998 Employee Stock Purchase Plan

In 1998, the Board of Directors and the stockholders approved the implementation of an Employee Stock Purchase Plan (the “Purchase Plan”), and, as amended in May 2008, have reserved a total of 3.45 million shares of Class A common stock for issuance thereunder. The Purchase Plan expires December 31, 2012. The Purchase Plan is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board. Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock up to $25,000 of fair market value of our Class A common stock annually.

The purchase price is equal to 85% of the fair market value at the end of the purchase period. During 2008, a total of 708,128 shares were purchased under the Purchase Plan at a weighted average price of $6.24 per share, which represented a weighted average discount from the fair market value of $1.10 per share. As of December 31, 2008, 757,093 shares remained available for purchase under the Purchase Plan.

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

Compensation expense related to our Purchase Plan is calculated based on the 15% discount from the per share market price on the date of grant. Compensation expense related to non-vested stock is based on the intrinsic value on the date of grant as if the stock is vested. Compensation expense related to stock options is valued using the Black-Scholes valuation model with following assumptions:

Year Ended December 31,	2008	2007	2006
Risk-free interest rates(1)	2.37% - 3.27%	4.55%	4.77%
Dividend yield(2)	3.21% - 7.43%	1.98%	1.51%
Expected term(3)	4.6 – 5.8 years	5.8 years	4.7 – 5.3 years
Volatility(4)	42.41% - 47.93%	33.53%	35.31%
Discount for post vesting restrictions	0.0%	0.0%	0.0%

(1)	The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.

(2)	The dividend yield is calculated as a ratio of annualized expected dividend per share to the market value of our common stock on the date of grant.

(3)	The expected term is calculated based on the observed and expected time to post-vesting exercise behavior of separate identifiable employee groups.

(4)	The expected volatility is estimated based on a weighted average of historical volatility of our common stock.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2008	2007	2006
Weighted average grant-date per share fair value of share options granted	$1.56	$9.26	$10.93
Per share intrinsic value of non-vested stock granted	8.98	28.24	31.73
Weighted average per share discount for compensation expense recognized under the Purchase Plan	0.82	2.92	4.37
Total intrinsic value of share options exercised	73,000	0.9 million	1.1 million
Fair value of non-vested shares that vested during the period	63,000	152,000	142,000
Stock-based compensation recognized in results of operations (all as a component of selling, general and administrative expense)	1.7 million	3.4 million	3.5 million
Tax benefit recognized in statement of operations	378,000	769,000	714,000
Cash received from options exercised and shares purchased under all share-based arrangements	4.4 million	6.5 million	6.8 million
Tax deduction realized related to stock options exercised	208,000	314,000	424,000

(16)	Dividend Payments

For the period January 1, 2006 through December 31, 2008, we declared and paid dividends as follows:

Quarter related to:	Dividend amount per share	Total amount of dividend (in thousands)
2005
Fourth quarter	$0.12	$2,338
2006
First quarter	$0.12	$2,354
Second quarter	0.14	2,754
Third quarter	0.14	2,738
Fourth quarter	0.14	2,745
2007
First quarter	$0.14	$2,749
Second quarter	0.14	2,762
Third quarter	0.14	2,762
Fourth quarter	0.14	2,776
2008
First quarter	$0.14	$2,806
Second quarter	0.14	2,837
Third quarter	0.05	1,025

No dividends were declared or paid related to the fourth quarter of 2008.

(17)	Commitments and Contingencies

Leases

The minimum lease payments under our operating leases after December 31, 2008 are as follows (in thousands):

Year Ending December 31,
2009	$21,567
2010	18,247
2011	15,533
2012	13,334
2013	12,731
Thereafter	93,467

Total minimum lease payments	174,879
Less: sublease rentals	(4,121)

$170,758

Rental expense, net of rent income, for all operating leases was $17.0 million, $17.0 million and $14.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts are included as a component of selling, general and administrative expenses in our statements of operations.

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

Certain of our facilities where a lease obligation still exists have been vacated for a variety of business reasons. In these instances, we make efforts to find qualified tenants to sublease the facilities and assume financial responsibility. However, due to the specific nature and size of the facilities used in our dealership, tenants are not always available. In light of this, reserves have been accrued pursuant to SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” to offset our potential future lease obligations. These amounts were not material to our consolidated statements of operations during 2008, 2007 or 2006 and the amount accrued at December 31, 2008 and 2007 was not material.

In the second quarter of 2008, we entered into two sale-leaseback transactions involving dealership facilities. Each transaction called for an initial term of 15 years with eight successive five year renewal options. Rents are subject to increases based on year over year CPI changes with a maximum percentage rate cap. As of December 31, 2008, one of these transactions does not qualify for sale recognition under SFAS No. 66, “Accounting for Sales of Real Estate,” due to continuing involvement by us related to certain environmental remediation. This transaction has been accounted for as a financing. The minimum lease payments to be made under the financing after December 31, 2008 are as follows (in thousands):

Year Ending December 31,
2009	$829
2010	829
2011	829
2012	829
2013	829
Thereafter	7,842

Total minimum lease payments	$11,987

See Notes 10 and 11.

Capital Commitments

We had capital commitments of $14.6 million at December 31, 2008 for the construction of two new facilities, both of which will replace existing facilities. We already incurred $29.2 million for these projects and anticipate incurring the remaining $14.6 million in 2009.

Charge-Backs for Various Contracts

We have recorded a reserve for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. At December 31, 2008, this reserve totaled $13.5 million. Based on past experience, we estimate that the $13.5 million will be paid out as follows: $8.1 million in 2009; $3.6 million in 2010; $1.3 million in 2011; $0.4 million in 2012; and $0.1 million thereafter.

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

On April 28, 2004, Robert Allen and 29 other plaintiffs (“Allen Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 04-3032-HO) against Lithia Motors, Inc. and three of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon UTPA and common law fraud. The Allen Plaintiffs seek damages, attorney’s fees and injunctive relief. The Allen Plaintiffs’ Complaint stems from vehicle purchases made at Lithia stores between July 2000 and April 2001. On August 27, 2004, we filed a Motion to Dismiss the Complaint. On May 26, 2005, the Court entered an Order granting Defendants’ Motion to Dismiss plaintiffs’ state and federal RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over plaintiffs’ UTPA and fraud claims. Plaintiffs filed a Motion to Reconsider the dismissal Order. On August 23, 2005, the Court granted Plaintiffs’ Motion for Reconsideration and permitted the filing of a Second Amended Complaint (“SAC”). On September 21, 2005, the Allen Plaintiffs, along with Ms. Phillips, filed the SAC. In this complaint, the Allen plaintiffs seek actual damages that total less than $500,000, trebled, approximately $3.0 million in mental distress claims, trebled, punitive damages of $15.0 million, attorney’s fees and injunctive relief. The SAC added as defendants certain officers and employees of Lithia. In addition, the SAC added a claim for relief based on the Truth in Lending Act (“TILA”). On November 14, 2005 we filed a second Motion to Dismiss the Complaint and a Motion to Compel Arbitration. In two subsequent rulings, the Court has dismissed all claims except those under Oregon’s Unfair Trade Practices Act and a single fraud claim for a named individual. We believe the actions of the court have significantly narrowed the claims and potential damages sought by the plaintiffs. Lithia’s motion to Compel Arbitration of Plaintiff’s remaining claims was denied. We have filed a Notice of Appeal relating to the denial of our Motion to Compel Arbitration. This appeal was argued before the Ninth Circuit Court of Appeals (No. 07-35670) with a ruling anticipated in Spring 2009.

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

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against the company (Dunham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs’ request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. We have filed a motion requesting reconsideration of this class certification, but the arbitrator died before issuing his opinion. The reconsideration seeks a ruling whether these employees or some of these employees are exempt from the applicable state law that provides for the payment of overtime under certain circumstances. A new arbitrator has now been appointed who has advised he intends to make an independent opinion with respect to the request by the plaintiff for a class certification. A supplemental brief was recently filed by the company with respect to this issue but no ruling has yet been rendered.

Alaska Used Vehicles Sales Disclosures

On May 30, 2006, four of our wholly owned subsidiaries located in Alaska were served with a lawsuit alleging that the stores failed to comply with Alaska law relating to various disclosures required to be made during the sale of a used vehicle. The complaint was filed by Jackie Lee Neese, et al. v. Lithia Chrysler Jeep of Anchorage, Inc., et al. in the Superior Court for the State of Alaska at Anchorage, case number 3AN-06-04815CI. The complainants seek to represent other similarly situated customers. The court has not certified the suit as a class action. During the pendency of the Neese case, the State of Alaska brought charges against Lithia’s subsidiaries alleging the same factual allegations, and also alleging violations related to the practice of charging document fees. We settled the State action, which we believe resolves the disputes. However, the plaintiffs in the private action moved to intervene in the State of Alaska matter, and they also filed a second putative class action lawsuit, Jackie Lee Neese, et al, v. Lithia Chrysler Jeep of Anchorage, Inc., case number 3AN-06-13341CI, related to the document fee claims identified in the State of Alaska’s complaint. The second Neese lawsuit was consolidated with the first case. The court denied the plaintiffs’ request to intervene in the State of Alaska matter and the plaintiffs have filed an appeal with the Alaska Supreme Court challenging that denial. Oral arguments on the appeal have been held, but no ruling has been issued. The trial court dismissed two of the stores involved in the first lawsuit because none of the named plaintiffs had purchased any vehicles from the two stores. The plaintiffs have also appealed that dismissal to the Alaska Supreme Court. Oral arguments were held and the parties are awaiting a decision from the Court. Both the private lawsuits, as well as the implementation of the settlement with the State of Alaska, have been stayed pending a ruling in the appeal of the State of Alaska case.

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

Lithia and its subsidiary asked the trial court to certify its order as a final judgment. After the trial court denied their request, Lithia and its subsidiary petitioned the Washington Court of Appeals for discretionary review of the summary judgment decision, which was granted in April 2008. In January 2009, the Court of Appeals reversed the trial court judge’s ruling and directed the entry of a summary dismissal order in the case. Plaintiff’s may appeal this decision to the Washington Supreme Court or attempt to pursue some other claims in the trial court proceeding.

VanSyoc Case

On August 14, 2002, Steven H. VanSyoc filed a lawsuit in the Superior Court of California for the County of Fresno (Case No. 08CECG02785) against a Lithia Motors subsidiary alleging fraud, deceit, intentional misrepresentation, concealment and failure to disclose, and negligence. Further, plaintiff asserts violations of California Civil Code § 1770(a)(2),(5),(6), (7), (9), (13), (14), (16) and (19) (a pattern, plan or scheme with intent to deceive or induce the purchase and increase the cost of vehicles; and California Civil Code § 17200, et.seq. (Unfair Competition Law)) and seeks an order enjoining the practice, unstated actual damages and an order certifying the case a class-action. Plaintiff alleges that we failed to disclose the vehicle he purchased was a former daily rental vehicle and misrepresented the terms and conditions of the Extended Service Agreement purchased by Plaintiff, and failed to disclose that the time and mileage limits actually started at a date significantly earlier than the purchase date. We have filed an answer denying all liability. Preliminary discovery is being undertaken.

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

(18)	Acquisitions

The following acquisition was made in 2008:

•	In February 2008, we acquired the operations of a Jeep franchise in Helena, Montana that was added to our existing Chrysler store.

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

The above acquisitions were all accounted for under the purchase method of accounting. Pro forma results of operations for 2008 are not materially different from actual results of operations. Unaudited pro forma results of operations (including discontinued operations) for the year ended December 31, 2007 assuming all of the above acquisitions occurred as of January 1, 2007 were as follows (in thousands, except per share amounts).

Year Ended December 31,	2007
Total revenues	$3,239,820
Net income (loss)	21,359
Basic earnings (loss) per share	1.09
Diluted earnings (loss) per share	1.05

The Volkswagen/Audi store in Boise, Idaho was acquired through an exchange with Peterson Motor Company in which we traded a Chevrolet store and, in addition to the Volkswagen/Audi store, received $1.6 million in cash.

There are no future contingent payouts related to the 2008 and 2007 acquisitions and no portion of the purchase price was paid with our equity securities. During 2007, we acquired the five stores and the Jeep franchise discussed above for $17.1 million in cash and value of exchanged franchise, which included $10.3 million of goodwill and $4.2 million of other, primarily indefinite lived, intangible assets. In addition, we acquired new vehicle inventory and associated floorplan debt in the amount of $14.8 million in connection with the 2007 acquisitions. The purchase price for the balance of the assets acquired in 2007 was funded by borrowings.

Within one year from the purchase date of each store, we may update the value allocated to its purchased assets and the resulting goodwill balances as a result of information received regarding the valuation of such assets and liabilities that was not available at the time of purchase in accordance with SFAS No. 141, “Business Combinations.” All of the goodwill from the above acquisitions was written off in the second quarter of 2008. See Notes 1 and 6.

(19)	Discontinued Operations

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

When the decision is made to dispose of a location, we evaluate the store to ensure that it meets the criteria to be classified as “held for sale,” as defined by paragraph 30 of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This evaluation includes the following considerations:

•	Our executive management group, possessing the necessary authority, commits to a plan to dispose the store.

•	The store is available for immediate sale in its present condition. The sale is subject only to terms that are usual and customary.

•	We initiate an active program to locate buyers and take other actions that are required to sell the store.

•	We believe there is a market for the store and that its disposal is likely. We also expect to record the transfer of the store as a completed sale within one year.

•	We actively market the store for sale at a price that is reasonable in relation to current estimated fair value.

•	We believe it is unlikely management will make significant changes to the plan or withdraw the plan. We have not, to date, withdrawn any plan related to the disposal of store locations.

When a store has been classified as held for sale for a period exceeding one year, we evaluate whether we continue to meet the criteria of SFAS No. 144, which states that we must evaluate whether we (1) initiated actions necessary to respond to the poor market conditions during the initial one-year period, (2) continue to actively market the asset at a price that is reasonable in view of market conditions, and (3) continue to meet all of the other criteria in paragraph 30 for classifying the asset as held for sale.

In the second quarter of 2008, we had three stores classified as held for sale for a period exceeding one year. Additionally, as part of the restructuring plan announced on June 3, 2008, we performed an evaluation of our portfolio of stores, resulting in 12 underperforming stores, mostly consisting of domestic franchises, being selected for disposal. We also elected to close a facility at that time. Given these facts, we evaluated whether the classification of all stores as held for sale and presented in discontinued operations was appropriate under SFAS No. 144.

The three stores identified above represented some of the worst-performing locations in our portfolio. Their poor performance, coupled with the increasingly negative environment for automotive retailing, necessitated a longer period to complete the sale of these locations. Over the initial one-year period, we had entered into multiple preliminary asset sales agreements, confirming that prospective buyers were interested in these locations. Over the period these stores were available for sale, we continued to lower the price of the three stores. We recorded additional impairment charges to recognize the assets at estimated fair value based on the outlook for potential sale proceeds. We believe our response to the declining economic factors, diminishing sources of credit with financially viable terms, and overall uncertainty surrounding the future demonstrated that we took:

•	actions necessary to respond to a change in circumstances; and

•	that the assets were and continue to be actively marketed at a reasonable price given the continuing changes in circumstances.

Finally, for these three locations, we evaluated the six criteria in paragraph 30 of SFAS No. 144 and concluded that we continued to meet the required criteria. We determined that the 12 stores targeted for disposal as a result of our restructuring plan also met the criteria of paragraph 30 of SFAS No. 144. Therefore, we believe that the stores’ classification in discontinued operations is appropriate.

In addition, during the third quarter of 2008, 15 additional stores were classified as discontinued operations for a total of 28 stores in 2008. Given the significant number of stores classified as held for sale, and the fact that the sale of certain stores was not prompt, we considered additional factors prior to classifying the additional 15 stores as discontinued operations including:

•

the inherent difficulty in selling three of the worst-performing stores in our portfolio, and the fact that the other stores targeted for disposal in 2008 would be more desirable to potential buyers. For example, we closed on the sale of two locations in the third quarter of 2008 that were initially classified as held for sale in the second quarter of 2008;

•	that one of the locations classified as held for sale for a period exceeding one year had been sold in the third quarter of 2008, and another location had been closed;

•	that three stores classified as held for sale in the second quarter of 2008 were under preliminary contract to be sold; and

•	that 9 of the 14 stores classified in the third quarter of 2008 have been sold or are under preliminary contract to be sold.

Therefore, we believe that a market continues to exist for the stores we have targeted for disposal, and that we met the other criteria outlined by paragraph 30 of SFAS 144. As of December 31, 2008, we have one store that has been classified as held for sale for a period exceeding one year. We believe that this store’s continued classification in discontinued operations is appropriate.

We disposed of nine stores and closed four stores classified within discontinued operations during 2008. As of December 31, 2008, 18 stores were classified as held for sale.

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2008	2007	2006
Revenue	$434,729	$707,573	$759,705

Pre-tax gain (loss) from discontinued operations	$(15,372)	$2,628	$5,538
Net loss on disposal activities	(70,063)	(5,923)	(911)

	(85,435)	(3,295)	4,627
Income tax benefit (expense)	31,997	402	(1,815)

Gain (loss) from discontinued operations, net of income taxes	$(53,438)	$(2,893)	$2,812

Goodwill and other intangible assets disposed of	$19,117	$8,722	$3,552

Cash generated from disposal activities	$44,085	$16,495	$3,915

The pre-tax gain in 2006 was offset by legal settlements related to dealerships in California that were sold in prior years.

The loss on disposal activities included the following impairment charges (in thousands):

Year Ended December 31,	2008	2007	2006
Goodwill	$35,432	$2,903	$258
Franchise value	5,664	2,649	609
Property, plant and equipment	23,200	211	—
Inventory	4,905	126	—
Other	862	34	44

	$70,063	$5,923	$911

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

As additional market information becomes available and negotiations with prospective buyers continue, estimated fair market values may change for the assets and liabilities held for sale. These changes may require the recognition of additional losses in future periods.

As of December 31, 2008, we had 18 stores held for sale. As of December 31, 2007, we had three stores held for sale. Assets held for sale included the following (in thousands):

December 31,	2008	2007
Inventories	$65,584	$12,550
Property, plant and equipment	93,871	10,459
Intangible assets	1,968	798

	$161,423	$23,807

Liabilities held for sale related to stores and development properties included the following (in thousands):

December 31,	2008	2007
Floorplan notes payable	$56,358	$10,391
Real estate debt	51,814	7,466

	$108,172	$17,857

(20)	Recent Accounting Pronouncements

SFAS No. 141R and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations,” (SFAS No. 141(R)) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 141(R) and SFAS No. 160 revise the method of accounting for a number of aspects of business combinations and noncontrolling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests), and post acquisition exit activities of acquired businesses. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal years beginning after December 15, 2008. We are still evaluating the effects that the adoption of SFAS No. 141R and SFAS No. 160 will have on our financial position, cash flows and results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007. In February 2008, the FASB amended SFAS No. 157 by issuing FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13,” which states that SFAS No. 157 does not address fair value measurements for purposes of lease classification or measurement. FSP FAS 157-1 does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS No. 141 or SFAS No. 141R, regardless of whether those assets and liabilities are related to leases. In February 2008, the FASB also issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active.

Our adoption of the provisions of SFAS No. 157 on January 1, 2008, with respect to financial assets and liabilities measured at fair value, did not have a material impact on our fair value measurements or our financial statements for the year ended December 31, 2008. In accordance with FSP FAS 157-2, we are currently evaluating the potential impact of applying the provisions of SFAS No. 157 to our nonfinancial assets and liabilities beginning in 2009, including (but not limited to) the valuation of our franchise rights when assessing franchise impairments, the valuation of property and equipment when assessing long-lived asset impairment, and the valuation of assets acquired and liabilities assumed in business combinations.

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

(21)	Subsequent Events

Disposal of Stores

In January 2009, we disposed of Centennial Chrysler Jeep. The disposal generated cash of approximately $2.2 million and did not result in a material gain or loss.

In February 2009, we disposed of two additional stores, Fort Collins Chrysler Jeep Dodge and Fort Collins Hyundai. These disposals generated cash of approximately $1.3 million and did not result in a material gain or loss.

In March 2009, we disposed of Vacaville Toyota. The disposal generated cash of approximately $7.1 million and resulted in a gain of approximately $6.1 million.

Assumption of Liability

In March 2009, we assumed a liability of approximately $15.0 million related to the remaining reserves on certain Lifetime Oil Change contracts from First Extended Service Corporation. In exchange for assuming the liability, we received a cash payment of approximately $15.0 million.