Form 10-Q
period 2009-03-31
LITHIA MOTORS INC
filed 2009-05-11
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	17,291,350
Class B common stock without par value	3,762,231
(Class)	(Outstanding at May 11, 2009)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$9,104	$10,874
Contracts in transit	23,589	27,799
Trade receivables, net of allowance for doubtful accounts of $317 and $348	36,442	41,816
Inventories, net	391,959	422,812
Vehicles leased to others, current portion	7,412	8,308
Prepaid expenses and other	2,919	20,979
Deferred income taxes	—	2,541
Assets held for sale	139,603	161,423

Total Current Assets	611,028	696,552
Land and buildings, net of accumulated depreciation of $20,604 and $20,628	284,875	284,088
Equipment and other, net of accumulated depreciation of $48,587 and $47,414	59,238	62,188
Other intangible assets, net of accumulated amortization of $75 and $68	41,986	42,008
Other non-current assets	4,174	4,616
Deferred income taxes	46,984	44,007

Total Assets	$1,048,285	$1,133,459

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$174,062	$234,181
Floorplan notes payable: non-trade	90,839	103,519
Current maturities of senior subordinated convertible notes	39,300	42,500
Current maturities of other long-term debt	34,745	36,134
Trade payables	22,251	21,571
Accrued liabilities	51,530	50,951
Deferred income taxes	2,220	—
Liabilities related to assets held for sale	89,162	108,172

Total Current Liabilities	504,109	597,028
Real estate debt, less current maturities	171,239	163,708
Other long-term debt, less current maturities	87,683	101,476
Deferred revenue	16,465	4,442
Other long-term liabilities	17,199	18,462

Total Liabilities	796,695	885,116
Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 16,985 and 16,717	235,450	234,522
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	9,434	9,275
Accumulated other comprehensive loss	(4,979)	(5,810)
Retained earnings	11,217	9,888

Total Stockholders’ Equity	251,590	248,343

Total Liabilities and Stockholders’ Equity	$1,048,285	$1,133,459

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
New vehicle sales	$187,104	$312,358
Used vehicle sales	124,844	155,132
Finance and insurance	13,462	21,463
Service, body and parts	71,853	77,278
Fleet and other	539	913

Total revenues	397,802	567,144
Cost of sales:
New vehicle sales	170,847	287,987
Used vehicle sales	110,956	140,634
Service, body and parts	37,602	41,065
Fleet and other	215	519

Total cost of sales	319,620	470,205

Gross profit	78,182	96,939
Selling, general and administrative	68,059	82,577
Depreciation - buildings	1,228	1,222
Depreciation and amortization - other	3,079	3,316

Operating income	5,816	9,824
Other income (expense):
Floorplan interest expense	(2,863)	(5,062)
Other interest expense	(3,779)	(4,449)
Other income, net	1,171	63

Total other expense	(5,471)	(9,448)

Income from continuing operations before income taxes	345	376
Income tax expense	(153)	(154)

Income from continuing operations	192	222
Discontinued operations:
Loss from operations, net of income taxes	(1,594)	(2,383)
Gain from disposal activities, net of income taxes	2,731	—

Total income (loss) from discontinued operations	1,137	(2,383)

Net income (loss)	$1,329	$(2,161)

Basic income per share from continuing operations	$0.01	$0.01
Basic income (loss) per share from discontinued operations	0.05	(0.12)

Basic net income (loss) per share	$0.06	$(0.11)

Shares used in basic per share calculations	20,750	19,873

Diluted income per share from continuing operations	$0.01	$0.01
Diluted income (loss) per share from discontinued operations	0.05	(0.12)

Diluted net income (loss) per share	$0.06	$(0.11)

Shares used in diluted per share calculations	20,831	19,962

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,329	$(2,161)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,307	4,538
Depreciation and amortization within discontinued operations	21	1,233
Amortization of debt discount	48	51
Stock-based compensation	564	545
Gain on early extinguishment of debt	(1,086)	—
Gain on disposal of other assets	(444)	(134)
Gain from disposal activities within discontinued operations	(4,503)	—
Deferred income taxes	1,225	3,997
Excess tax deficit (benefits) from share-based payment arrangements	77	(1)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	5,374	1,106
Contracts in transit	4,210	5,907
Inventories	33,017	(40,331)
Vehicles leased to others	448	(207)
Prepaid expenses and other	17,916	(4,477)
Other non-current assets	434	240
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	(60,504)	24,592
Trade payables	607	(2,061)
Accrued liabilities	788	(2,422)
Other long-term liabilities and deferred revenue	11,898	273

Net cash provided by (used in) operating activities	15,726	(9,312)
Cash flows from investing activities:
Capital expenditures:
Non-financeable	(1,914)	(3,485)
Financeable	(7,131)	(8,641)
Proceeds from sale of other assets	5,551	1,118
Proceeds from sale of stores	11,642	—
Cash paid for acquisitions, net of cash acquired	—	(599)

Net cash provided by (used in) investing activities	8,148	(11,607)
Cash flows from financing activities:
Borrowings (repayments) on floorplan notes payable: non-trade	(16,111)	20,001
Borrowings on lines of credit	15,000	141,000
Repayments on lines of credit	(26,000)	(152,000)
Principal payments on long-term debt, scheduled	(2,794)	(1,433)
Principal payments on long-term debt and capital leases, other	(19,476)	(1,670)
Proceeds from issuance of long-term debt	23,216	22,744
Repurchases of common stock	(1)	—
Proceeds from issuance of common stock	599	1,242
Excess tax benefits from share-based payment arrangements	(77)	1
Dividends paid	—	(2,776)

Net cash provided by (used in) financing activities	(25,644)	27,109

Increase (decrease) in cash and cash equivalents	(1,770)	6,190
Cash and cash equivalents at beginning of period	10,874	21,665

Cash and cash equivalents at end of period	$9,104	$27,855

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$8,789	$12,629
Cash paid (refund) during the period for income taxes	(17,891)	4
Supplemental schedule of noncash investing and financing activities:
Floorplan debt acquired in connection with acquisitions	$—	$566
Acquisition of assets with capital lease	—	62
Floorplan debt retired in connection with store disposals	13,061	—

The accompanying notes are an integral part of these consolidated financial statements.

LITHIA MOTORS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed consolidated financial statements contain unaudited information as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2008 is derived from our 2008 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for the full year.

Concentrations of Risk and Uncertainties Regarding Manufacturers

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. We finance our new vehicle inventory primarily with automotive manufacturers’ captive finance subsidiaries. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles and related financing. Our Chrysler, General Motors and Ford (“Domestic Manufacturers”) stores represented approximately 34%, 17% and 5% of our new vehicle sales in the first quarter of 2009, respectively, and approximately 31%, 20% and 4% for all of 2008, respectively.

We receive incentives and rebates from our manufacturers, including cash allowances, financing programs, discounts, holdbacks and other incentives. These incentives are held as receivables on our balance sheet until payment is received. Our financial condition could be materially adversely impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives and rebates or to pay our outstanding receivables. Total receivables from Domestic Manufacturers were $10.7 million and $12.5 million as of March 31, 2009 and December 31, 2008, respectively.

The Domestic Manufacturers have experienced significant declines in sales revenue due to the current economic recession. These entities have disclosed substantial operating losses over the recent past. Two of these manufacturers, Chrysler and General Motors, have received substantial financial assistance from the U.S. government since December 2008. Additional funding from the U.S. government has been requested by these entities in order to continue to operate in 2009. Restructuring plans by General Motors and Chrysler were submitted for review and rejected by the U.S. government in March 2009. The U.S. government then set new deadlines to Chrysler and General Motors for the presentation of updated restructuring plans of May 1, 2009 and June 1, 2009, respectively, in order to provide additional funding. These plans must assure the long-term viability of the manufacturers, and include the termination of brands, the restructuring of debt, further personnel cost cuts, a decrease in the number of dealers and a further reduction in production in 2009.

On April 30, 2009 Chrysler filed a Petition for Chapter 11 bankruptcy protection. The Petition includes a Restructuring Plan establishing New Chrysler. New Chrysler will form a strategic alliance with Italian automaker, Fiat S.p.A, at which time Chrysler proposes to transfer certain of its assets and liabilities as well as certain executory contracts to New Chrysler. New Chrysler will continue to manufacture its major brands of vehicles (Chrysler, Dodge and Jeep cars and light trucks).

Chrysler has disclosed it intends to continue to operate during the reorganization period under the protection of the bankruptcy filing. During this period, Chrysler’s manufacturing facilities are to sit idle for approximately 60 days.

On May 1, 2009, the bankruptcy court approved the U.S. Treasury to provide debtor in possession financing. This financing is intended to provide Chrysler the necessary operating capital to fund its operations during the reorganization period.

Chrysler has filed a Motion for approval of a sale of its assets to New Chrysler, or to consider other bids, and for approval of bidding and other procedures for the assumption and assignment of executory contracts (the “Motion”). There are no assurances that the Motion will be approved by the Court. Under the Motion, New Chrysler will have the right to designate certain executory contracts, which would include certain dealer and franchise agreements, to be assumed by the new company. In addition, Chrysler has announced that a reduction in its domestic dealer body may occur as part of the Chapter 11 reorganization. At a minimum, until the Motion is approved, and for a period of up to 90 days after the sale date, franchise agreements can be assumed or rejected at Chrysler’s sole discretion. Based on our assessment of currently available information, and focusing on strategic location, size and profitability of our Chrysler stores, we believe that under Chrysler’s current Restructuring Plan, if approved by the courts, most of our existing dealer agreements will be assigned to New Chrysler, although no assurances can be provided that this will be the case. Should certain of our franchises be terminated, this could lead to an impairment of the related intangible franchise rights (if any) and of other associated long-lived assets, which could adversely impact our financial condition, results of operations and cash flows.

Based upon the Restructuring Plan, if approved by the courts, it appears most, if not all, of our pre-petition receivables will be honored. On April 30, 2009, we had $3.9 million in pre-petition receivables from Chrysler. The Bankruptcy Court has granted motions authorizing Chrysler to honor its warranty and extended service programs, continue most of its incentive, rebate, credit, allowance and support programs for customers and dealers. On May 6, 2009, Chrysler has started processing payments on our pre-petition receivables in accordance with the Motion. However, until the reorganization plan is approved by the courts, and our dealership agreements are assigned to New Chrysler, the extent of collection of our pre-petition receivables outstanding will not be known and no assurances can be provided that we will be able to recover all of these receivables.

On April 30, 2009, Chrysler Financial stopped providing advances for new floorplan financing. We utilize Chrysler Financial for floorplan financing at all of our Chrysler locations and certain non-Chrysler locations. Existing floorplan financing from Chrysler Financial remains in place, and will be repaid as inventory is sold. General Motors Acceptance Corporation (“GMAC”) has indicated that floorplan financing will be provided to all Chrysler Financial dealers on an interim basis. We anticipate we will be able to obtain similar floorplan financing with substantially equivalent terms from GMAC or another finance company. However, no assurances can be provided that we will be able to obtain financing at terms and conditions acceptable to us, or at all. In addition, certain of our interest rate swaps are designated as cash flow hedges to hedge benchmark interest payments on the flooring line with Chrysler Financial. Changes in fair value of these interest rate swaps are recorded in other comprehensive income (loss). The cumulative balance recorded in accumulated other comprehensive income at March 31, 2009 related to these swaps was a loss of $3.6 million. We are evaluating whether a change in the floorplan provider would impact the prospective effectiveness of our hedges under the requirements of hedge accounting. Should our hedges no longer be considered prospectively effective, the amount recorded in accumulated other comprehensive income would need to be reclassified into earnings.

General Motors announced their updated restructuring plan on April 27, 2009, which includes measures such as a comprehensive debt to equity swap, a planned reduction of its dealer network by 40% by the end of 2010, primarily through the elimination or sale of brands such as Pontiac, Saturn, Hummer and SAAB and further brand alignment, and further personnel reductions. The restructuring plan also calls for the receipt of up to an additional approximately $12 billion in funding from the U.S. government. General Motors also announced that they will temporarily halt production at most of their production plants for a period of 9 weeks in the summer of 2009 in order to decrease the amount of their unsold inventory. Based on our assessment of publicly available information with respect to General Motors’ restructuring plans, we do not believe a significant number of our franchises would be terminated in a bankruptcy filing to affect the restructuring plans. We currently have 1 Saturn, 1 GMC and 1 SAAB franchise, and we do not believe their termination would have a significant impact on our financial position, results of operations or cash flows. However, no assurances can be provided that the restructuring plan will be executed as currently put forward, and that our financial condition, results of operations and cash flows will not be adversely impacted by General Motors’ restructuring plan.

If the U.S. government rejects General Motors’ restructuring plan and fails to provide funding, or if concessions by bond holders, unions and other parties cannot be reached, it may also be required to seek protection and reorganize under U.S. bankruptcy laws.

In a Chapter 11 reorganization in Bankruptcy Court: (1) the manufacturer could cease producing certain makes of vehicles in addition to those brands already identified for elimination and terminate all or any of our franchises even on continuing brands without consideration, (2) we may not be able to collect some or all of our significant receivables that are due us from such manufacturer, (3) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases and (4) consumer demand for such manufacturer’s products could be adversely affected.

If New Chrysler does not resume the manufacture and sale of vehicles, if the Restructuring Plan encounters resistance in the court, or if the bankruptcy of another manufacturer arises, certain events noted above could occur and our sales and earnings may be materially adversely impacted. These events could also result in a partial or complete write-down of our remaining intangible franchise rights with respect to any affected franchises and would likely cause us to incur valuation allowances related to receivables due from such manufacturers. Any associated franchise terminations would likely cause us to incur charges related to operating leases and/or impairment of long-lived assets and our deferred income tax balance. Additionally, there is a continued risk to both the new and used vehicle inventory valuations for the respective brand or manufacturer. At March 31, 2009, we had $117.4 million in Chrysler and $74.6 million in General Motors inventory, respectively. We had $87.4 million in long-lived assets associated with Chrysler and $51.2 million in General Motors stores, respectively. Finally, we had $10.2 million in intangible assets associated with Chrysler and $8.9 million in General Motors franchises.

Our lending agreements contain certain subjective acceleration clauses that may be exercised by the creditor if a material adverse change is determined to have occurred. If the Chrysler bankruptcy or another manufacturer’s bankruptcy results in a “material adverse change” to our condition, covenants and cross default provisions in certain debt agreements may be triggered, resulting in the immediate demand for amounts outstanding under the agreements.

We evaluated the impact of the matters noted above on our operations and liquidity and adjusted operating plans accordingly. Based on our evaluation, the impact of the Chrysler bankruptcy filing did not change our financial results as of March 31, 2009. No reserves, allowances or impairment charges were recorded in the first quarter of 2009 as a result of the filing.

As the circumstances surrounding the manufacturers’ continued viability and the success of the Restructuring Plan remain fluid and uncertain, we continue to evaluate the situation and the effect the potential outcomes described above may have on our business. As previously disclosed, we also are continuing to execute on our plan to address the current economic circumstances and weak sales environment by implementing further cost reductions in our business and increasing our liquidity position through refinancing of properties, sale of assets and other cash-generating activities. However, no assurances can be provided that we will be successful in executing these plans.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories consisted of the following (in thousands):

	March 31, 2009	December 31, 2008
New and program vehicles	$304,360	$338,799
Used vehicles	64,495	59,407
Parts and accessories	23,104	24,606

	$391,959	$422,812

Note 3. Earnings Per Share

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

Except with respect to voting rights, the rights of the holders of our Class A and Class B common stock are identical. Our Articles of Incorporation require that the Class A and Class B common stock must share equally in any dividends, liquidation proceeds or other distribution with respect to our common stock and the Articles of Incorporation can only be amended by a vote of the shareholders. Additionally, Oregon law provides that amendments to our Articles of Incorporation, which would have the effect of adversely altering the rights, powers or preferences of a given class of stock, must be approved by the class of stock adversely affected by the proposed amendment. As a result, and in accordance with EITF Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

We adopted the provisions of FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” in the quarter ended March 31, 2009. The adoption did not have a material impact on our basic or diluted earnings per share calculation.

Following is a reconciliation of the income (loss) from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the quarters ended March 31, 2009 and 2008 (in thousands, except per share amounts):

Quarter Ended March 31,	2009		2008
Basic EPS	Class A	Class B	Class A	Class B
Numerator:
Net income from continuing operations applicable to common stockholders	$157	$35	$180	$42
Distributed income applicable to common stockholders	—	—	(2,245)	(526)

Undistributed net income (loss) from continuing operations applicable to common stockholders	$157	$35	$(2,065)	$(484)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	16,988	3,762	16,111	3,762

Basic distributed net income per share applicable to common stockholders	$—	$—	$0.14	$0.14
Basic undistributed net income (loss) per share available to common stockholders	0.01	0.01	(0.13)	(0.13)

Basic earnings per share applicable to common stockholders	$0.01	$0.01	$0.01	$0.01

Quarter Ended March 31,	2009		2008
Diluted EPS	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$—	$—	$2,245	$526
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	—	—	526	—

Diluted distributed net income applicable to common stockholders	$—	$—	$2,771	$526

Undistributed net income (loss) from continuing operations applicable to common stockholders	$157	$35	$(2,065)	$(484)
Reallocation of undistributed net income (loss) due to conversion of Class B to Class A	35	—	(484)	—

Diluted undistributed net income (loss) from continuing operations applicable to common stockholders	$192	$35	$(2,549)	$(484)

Diluted net income from continuing operations applicable to common stockholders	$192	$35	$222	$40

Denominator
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	16,988	3,762	16,111	3,762
Weighted average number of shares from stock options	81	—	89	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	20,831	3,762	19,962	3,762

Diluted distributed net income net income per share available to common stockholders	$—	$—	$0.14	$0.14
Diluted undistributed net income (loss) per share available to common stockholders	0.01	0.01	(0.13)	(0.13)

Diluted net income per share	$0.01	$0.01	$0.01	$0.01

Antidilutive Securities
2 7/8% convertible senior subordinated notes	1,177	—	2,306	—

Shares issuable pursuant to stock options not included since they were antidilutive	1,777	—	1,176	—

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) for the three-month periods ended March 31, 2009 and 2008 included the change in the fair value of cash flow hedging instruments that are reflected in stockholders’ equity, net of tax, instead of net income. The following table sets forth the calculation of comprehensive income (loss) (in thousands):

Three Months Ended March 31,	2009	2008
Net income (loss)	$1,329	$(2,161)
Cash flow hedges:
Derivative income (loss), net of tax effect of $(483) and $1,234, respectively	831	(2,013)

Total comprehensive income (loss)	$2,160	$(4,174)

Note 5. Stock-Based Compensation

In the first quarter of 2009, we issued restricted stock grants covering 68,480 shares of our Class A common stock to certain employees. The restricted stock grants fully vest on the fourth anniversary of the grant date.

Total compensation related to these stock-based awards was $159,000 as calculated pursuant to the fair value method prescribed by Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payments.” Of the $159,000, approximately $32,000 will be recognized in 2009.

Note 6. Discontinued Operations

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

When a store meets the criteria of “held for sale,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations are reclassified into discontinued operations. We anticipate the completion of the sale for each store to occur within 12 months from the date of determination. For stores that remain in discontinued operations for more than 12 months, we perform an evaluation under the criteria established in SFAS No. 144 to determine if continued inclusion is appropriate. As of March 31, 2009, we had one store that had been classified as discontinued operations for more than 12 months. We believe that the store’s classification within discontinued operations is appropriate.

During the first quarter of 2009, we disposed of three stores and ceased operations at one store that had been held for sale and classified as discontinued operations at December 31, 2008. Additionally, we classified one additional store, which was sold in March 2009, as discontinued operations. Certain financial information related to discontinued operations was as follows (in thousands):

Three Months Ended March 31,	2009	2008
Revenue	$55,483	$143,550

Pre-tax loss from discontinued operations	$(2,630)	$(4,037)
Gain on disposal activities	4,503	—

	1,873	(4,037)
Income tax benefit (expense)	(736)	1,654

Income (loss) from discontinued operations, net of income taxes	$1,137	$(2,383)

Amount of goodwill and other intangible assets disposed of	$20	$—

Cash generated from disposal activities	$11,642	$—

The gain on disposal activities included the following (in thousands):

Three Months Ended March 31,	2009	2008
Goodwill and indefinite-lived intangible assets	$6,823	$—
Property, plant and equipment	(3,052)	—
Inventory	1,301	—
Other	(569)	—

	$4,503	$—

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base.

As of March 31, 2009 and December 31, 2008, we had 14 and 18 stores, respectively, classified as held for sale. Assets held for sale included the following (in thousands):

	March 31, 2009	December 31, 2008
Inventories	$49,287	$65,584
Property, plant and equipment	89,910	93,871
Intangible assets	406	1,968

	$139,603	$161,423

Liabilities related to assets held for sale included the following (in thousands):

	March 31, 2009	December 31, 2008
Floorplan notes payable	$37,783	$56,358
Real estate debt	51,379	51,814

	$89,162	$108,172

Note 7. Fair Value Measurements

We adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities on January 1, 2008. Effective January 1, 2009, we adopted the provisions of SFAS No. 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The adoption of these provisions did not have a material effect on our financial position, results of operations or cash flows. These provisions apply to the valuation of assets and liabilities including (but not limited to) the valuation of our franchise rights when assessing franchise impairments, the valuation of property and equipment when assessing long-lived asset impairment, the valuation of assets acquired and liabilities assumed in business combinations, and the valuation of assets held for sale.

SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

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

We estimate the fair value of our assets held for sale and liabilities related to assets held for sale based on a “market” valuation approach, which uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets or liabilities, as well as our historical experience in divestitures, acquisitions and real estate transactions. When available, we use inputs from independent valuation experts, such as brokers and real estate appraisers, to corroborate our internal estimates. As these valuations contain unobservable inputs, we classified the assets held for sale and liabilities related to assets held for sale as Level 3.

The following table summarizes our assets and liabilities measured at fair value pursuant to SFAS No. 157 (in thousands):

	March 31, 2009
	Fair Value	Input Level
Interest rate swap liabilities	$9,364	Level 2
Assets held for sale	139,603	Level 3
Liabilities related to assets held for sale	89,162	Level 3

The following table summarizes assets and liabilities measured at fair value on a nonrecurring basis:

		Fair Value Measurements at Reporting Date Using
Description	As of March 31, 2009	Quoted Market Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Asset held for sale	$139,603	—	—	$139,603	$(1,485)
Liabilities related to assets held for sale	89,162	—	—	89,162	—

In accordance with the provisions of SFAS No. 144, assets held for sale with a carrying amount of $141.1 million were written down to their implied fair value of $139.6 million, resulting in an impairment charge of $1.5 million recorded in discontinued operations during the quarter ended March 31, 2009. Liabilities related to assets held for sale with a carrying amount of $89.2 million were not adjusted based on their implied fair value.

Note 8. Repurchases of Debt

Senior Subordinated Convertible Notes

The following table summarizes our repurchases of our senior subordinated convertible notes during the first quarter of 2009, all of which were made on the open market:

Purchase Date	Face Amount Purchased	Purchase Price per $100	Total Purchase Price	Gain on Early Retirement of Debt
March 2009	$3.2 million	$95.80	$3.1 million	$0.1 million

The gain of $0.1 million on the retirement of the debt in the first quarter of 2009 is recorded as a component of other income, net on the consolidated statement of operations. At March 31, 2009, $39.3 million of our senior subordinated convertible notes remained outstanding. See Note 15 for information regarding additional repurchases and redemptions in April and May 2009.

Other Debt Instruments

During the first quarter of 2009, we repurchased a $3.9 million, zero coupon note related to an acquisition completed in 2006. As a result of the repurchase, we recorded a gain of approximately $1.0 million, which was classified in Other Income, net in the statement of operations.

Note 9. Credit Facility Amendment

On March 31, 2009, we executed the sixth amendment to our working capital, acquisition and used vehicle credit facility (the “Credit Facility”) with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“Chrysler Financial”), DCFS U.S.A. LLC (“Mercedes Financial”) and Toyota Motor Credit Corporation (“TMCC”). This amendment reduced our minimum net worth requirement to $175 million and lowered our required current ratio to 1.05:1.0 at June 30, 2009 and September 30, 2009 and 1.1:1.0 at December 31, 2009 and beyond. Additionally, the Credit Facility was reduced from $175 million to $100 million upon execution. Further reductions are required under the amendment, including to $75 million on May 1, 2009, to $50 million on September 30, 2009 and to $25 million on December 31, 2009. At March 31, 2009, there was $75 million outstanding on the Credit Facility. The amendment stipulated a 50 basis point increase in the interest rate spread added to the 1-month LIBOR.

Note 10. Acquisition of Service Contracts

In March 2009, we entered into a transaction related to existing Lifetime Oil Change contracts with First Extended Service Corporation, in which we assumed the obligation to provide future services under the purchased contracts. The assets acquired and liabilities assumed in this transaction consist of cash of approximately $15.0 million and deferred revenue in the same amount. Costs to perform the future service under the contracts are estimated to be approximately $15.0 million. No gain or loss was recorded on this transaction.

Note 11. Derivative Instruments

We enter into interest rate swaps to manage the variability of our interest rate exposure, thus fixing a portion of our interest expense in a rising or falling rate environment. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure of the 1-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value of these interest rate swaps in other comprehensive income (loss) rather than net income (loss) until the underlying hedged transaction affects net income. At March 31, 2009 and December 31, 2008, the net fair value of all of our agreements totaled a loss of $9.4 million and $10.8 million, respectively, which was recorded on our balance sheet as a component of accrued liabilities and other long-term liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months was $1.8 million at March 31, 2009.

As of March 31, 2009, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

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

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at March 31, 2009 was 0.50% per annum as reported in the Wall Street Journal.

Following is summary disclosure information pursuant to SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which was adopted January 1, 2009 (in thousands).

At March 31, 2009 the fair value carrying amount of our derivative instruments were included in our balance sheet as follows:

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	Location in Balance Sheet	March 31, 2009	Location in Balance Sheet	March 31, 2009
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$1,888
	Other non-current asset	—	Other long-term liabilities	7,476

		$—		$9,364

The effect of derivative instruments on our Consolidated Statements of Operations for the quarter ended March 31, 2009 was as follows (in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Quarter Ended March 31, 2009
Interest Rate Swap Contracts	$374	Floorplan Interest expense	$(940)	Floorplan Interest expense	$(61)

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Quarter Ended March 31, 2009
Interest Rate Swap Contracts	Floorplan interest expense	$(6)

See also Notes 4 and 7.

Note 12. Reclassifications

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

Lithia and its subsidiary asked the trial court to certify its order as a final judgment. After the trial court denied their request, Lithia and its subsidiary petitioned the Washington Court of Appeals for discretionary review of the summary judgment decision, which was granted in April 2008. In January 2009, the Court of Appeals reversed the trial court judge’s ruling and directed the entry of a summary dismissal order in the case. Plaintiff has appealed this decision to the Washington Supreme Court. In April 2009, we filed our brief opposing the Supreme Court’s review.

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

Note 14. Recent Accounting Pronouncements

FSP No. APB 14-1

In May 2008, the FASB issued Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement),” which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 12, “Accounting for Convertible

Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that such instruments should separately account for the liability and equity components in a manner that reflects the entity’s non-convertible debt borrowing rate when interest cost is recognized in subsequent periods. As our Senior Subordinated Convertible Notes do not have a cash settlement feature, the adoption of this FSP on January 1, 2009 did not have any effect on our financial position, cash flows and results of operations.

FSP No. 142-3

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP also adds certain disclosure requirements for intangible assets with definite useful lives. We have concluded our intangible assets associated with franchise rights have indefinite lives as the franchise agreements have no expiration date or, for agreements with expiration dates, are renewed in the normal course of business and do not have renewal or extension costs. Our intangible assets with definite useful lives are immaterial and are not typically renewed. Based on these facts, no additional disclosures were added pursuant to this FSP. The adoption of this FSP on January 1, 2009 did not have any effect on our financial position, cash flows and results of operations.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. As SFAS No. 161 only relates to disclosure of derivative and hedging activities, the adoption of SFAS No. 161 on January 1, 2009 did not have any effect on our financial position, cash flows or results of operations. See Note 11 for the disclosure requirements of SFAS No. 161.

SFAS No. 141R and SFAS No. 160

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations,” (SFAS No. 141(R)) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (SFAS No. 160). SFAS No. 141(R) and SFAS No. 160 revise the method of accounting for a number of aspects of business combinations and noncontrolling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests), and post acquisition exit activities of acquired businesses. The adoption of SFAS No. 141(R) and SFAS No. 160 on January 1, 2009 did not have any effect on our financial position, cash flows or results of operations.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value and applies to other accounting pronouncements that require or permit fair value measurements and expands disclosures about fair value measurements. SFAS No. 157 was effective for financial assets and liabilities in fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. In October 2008, the FASB also issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS No. 157 in a market that is not active.

Our adoption of the provisions of SFAS No. 157 on January 1, 2009, with respect to our nonfinancial assets and liabilities, did not have a material effect on our financial position, cash flows or results of operations. Our nonfinancial assets and liabilities that are accounted for pursuant to SFAS No. 157 include (but are not limited to) our franchise rights, property and equipment and assets acquired, liabilities assumed in business combinations and assets held for sale.

FSP No. FAS 107-1 and APB 28-1

In April 2009, the FASB issued FSP No. FAS107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. Since this FSP only pertains to footnote disclosures, we do not believe that the adoption of this FSP will have a material impact on our financial position, results of operations or cash flows.

Note 15. Subsequent Events

Disposal of Stores

In April 2009, we disposed of four stores, Colorado Chrysler Jeep, Cherry Creek Dodge, Tri-Cities Ford and Tri-Cities Honda. The disposals generated cash of approximately $8.1 million and resulted in a gain of $3.9 million.

In April 2009, we closed Saturn of Eugene. The closure did not result in a material gain or loss.

Repurchases of 2.875% Senior Subordinated Convertible Notes

The following repurchases and redemptions of our 2.875% senior subordinated convertible notes were made in April and May 2009:

Purchase Date	Face Amount Purchased	Purchase Price per $100	Total Purchase Price	Gain on Early Retirement of Debt
April 2009	$4.0 million	$99.20	$4.0 million	$—
April 2009	16.8 million	99.30	16.7 million	0.1 million
April 2009	0.9 million	99.30	0.9 million	—
April 2009	10.7 million	99.20	10.6 million	0.1 million
May 2009	6.9 million	100.00	6.9 million	—

	$39.3 million		$39.1 million	$0.2 million

The gain of $0.2 million on the retirement of the debt will be recorded as a component of other income, net on the consolidated statement of operations. At May 11, 2009, none of our senior subordinated convertible notes remained outstanding.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

Some of the statements in this Form 10-Q constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A to our 2008 Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2009. These risk factors have not significantly changed since the filing of the 2008 Form 10-K.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of May 11, 2009, we offered 27 brands of new vehicles and all brands of used vehicles in 91 stores in the United States and over the Internet. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and GAP insurance for our automotive customers.

The first quarter of 2009 has continued to be a challenging retail environment. The projected Seasonally Adjusted Annualized Rate (“SAAR”) of vehicle sales was revised down numerous times during the first three months of the year. Uncertainty as to the future of both General Motors and Chrysler remains. Consumer spending continues to face headwinds as the recessionary environment becomes more pronounced and uncertainty regarding the economic outlook increases.

Despite these negative trends, we have continued to make progress on our restructuring plan. While vehicle sales levels have remained weak, we have focused on improving the gross margin on each retail transaction. We have continued to take costs out of the organization in response to declining top line revenue numbers, through both expense control and personnel reductions. Continued progress has been made on our divestiture plan, as we have sold or closed 20 of the 31 stores we targeted for disposal. Finally, we have raised cash through mortgage financings, the assumption from a third party of future service contract obligations and the divestiture of assets. This cash has been utilized to retire debt obligations and reduce the balance outstanding on our Credit Facilities.

We believe the actions we have taken over the past three months continue to demonstrate the strength of our company. However, no assurances can be given that industry sales will not experience a further decline, or that our restructuring plan will be of sufficient magnitude to meet our operating objectives in a declining market.

Outlook

The overall macroeconomic issues that affected us in 2008 continued in the first quarter of 2009 and have reduced consumers’ desire and ability to purchase automobiles. An additional factor negatively impacting auto sales has been a reduction in available options for consumer auto loans. The manufacturers’ captive financing companies have suffered additional pressure as the financial crisis has raised their cost of funds and reduced their access to capital. This has prevented them from offering as many incentives designed to drive sales, such as subsidized interest rates and the amount of loan to value they are willing to advance on vehicles.

While the number of customers visiting our stores increased in the first quarter of 2009 compared to the fourth quarter of 2008, it has significantly declined from the first quarter of 2008. We believe one of the reasons showroom traffic has suffered is that customers are assuming that financing is not available or that they would not qualify for vehicle financing. One of the main objectives of our recent advertising has focused on overcoming this obstacle and communicating that consumer vehicle financing continues to be available.

The magnitude of the seasonal improvement we have typically experienced in March did not occur in the first quarter of 2009. This is similar to our experience in 2008, where the seasonally strong second and third quarters of the year were relatively flat compared with the first quarter of 2008. Our current operational plan assumes vehicle sales do not materially increase during the second and third quarters of 2009. However, no assurances can be provided that our plan will be achieved, or that a further deterioration in the economic environment will not occur.

Manufacturer Update

As discussed in Note 1, Interim Financial Statements, we are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. Our Chrysler, General Motors and Ford stores represented approximately 34%, 17%, and 5% of our new vehicle sales in the first quarter of 2009, respectively, and approximately 31%, 20%, and 4% for all of 2008, respectively.

These manufacturers have experienced significant declines in sales revenue due to the current economic recession. These entities have disclosed substantial operating losses over the recent past. Two of these manufacturers, Chrysler and General Motors, have received substantial financial assistance from the U.S. government since December 2008. Additional funding from the U.S. government has been requested by these entities in order to continue to operate in 2009. Restructuring plans by General Motors and Chrysler were submitted for review and rejected by the U.S. government in March 2009. The U.S. government then set new deadlines to Chrysler and General Motors for the presentation of updated restructuring plans of May 1, 2009 and June 1, 2009, respectively, in order to provide additional funding. These plans must assure the long-term viability of the manufacturers, and may include the termination of brands, the restructuring of debt, further personnel cost cuts, a decrease in the number of dealers and a further reduction in production in 2009.

On April 30, 2009 Chrysler filed a Petition for Chapter 11 bankruptcy protection. The Petition includes a Restructuring Plan establishing New Chrysler. New Chrysler will form a strategic alliance with Italian automaker, Fiat S.p.A, at which time Chrysler proposes to transfer certain of its assets and liabilities as well as certain executory contracts to New Chrysler. New Chrysler will continue to manufacture its major brands of vehicles (Chrysler, Dodge and Jeep cars and light trucks).

Chrysler has disclosed it intends to continue to operate during the reorganization period under the protection of the bankruptcy filing. During this period, Chrysler’s manufacturing facilities are to sit idle for approximately 60 days.

On May 1, 2009, the bankruptcy court approved the U.S. Treasury to provide debtor in possession financing. This financing is intended to provide Chrysler the necessary operating capital to fund its operations during the reorganization period.

Chrysler has filed a Motion for approval of a sale of its assets to New Chrysler, or to consider other bids, and for approval of bidding and other procedures for the assumption and assignment of executory contracts (the “Motion”). There are no assurances that the Motion will be approved by the Court. Under the Motion, New Chrysler will have the right to designate certain executory contracts, which would include certain dealer and franchise agreements, to be assumed by the new company. In addition, Chrysler has announced that a reduction in its domestic dealer body may occur as part of the Chapter 11 reorganization. At a minimum, until the Motion is approved, and for a period of up to 90 days after the sale date, franchise agreements can be assumed or rejected at Chrysler’s sole discretion. Based on our assessment of currently available information, and focusing on strategic location, size and profitability of our Chrysler stores, we believe that under Chrysler’s current Restructuring Plan, if approved by the courts, most of our existing dealer agreements will be assigned to New Chrysler, although no assurances can be provided that this will be the case. Should certain of our franchises be terminated, this could lead to an impairment of the related intangible franchise rights (if any) and of other associated long-lived assets, which could adversely impact our financial condition, results of operations and cash flows.

Based upon the Restructuring Plan, if approved by the courts, it appears most, if not all, of our pre-petition receivables will be honored. On April 30, 2009, we had $3.9 million in pre-petition receivables from Chrysler. The Bankruptcy Court has granted motions authorizing Chrysler to honor its warranty and extended service programs, continue most of its incentive, rebate, credit, allowance and support programs for customers and dealers. On May 6, 2009, Chrysler has started processing payments on our pre-petition receivables in accordance with the Motion. However, until the reorganization plan is approved by the courts, and our dealership agreements are assigned to New Chrysler, the extent of collection of our pre-petition receivables outstanding will not be known and no assurances can be provided that we will be able to recover all of these receivables.

On April 30, 2009, Chrysler Financial stopped providing advances for new floorplan financing. We utilize Chrysler Financial for floorplan financing at all of our Chrysler locations and certain non-Chrysler locations. Existing floorplan financing from Chrysler Financial remains in place, and will be repaid as inventory is sold. General Motors Acceptance Corporation (“GMAC”) has indicated that floorplan financing will be provided to all Chrysler Financial dealers on an interim basis. We anticipate we will be able to obtain similar floorplan financing with substantially equivalent terms from GMAC or another finance company. However, no assurances can be provided that we will be able to obtain financing at terms and conditions acceptable to us, or at all. In addition, certain of our interest rate swaps are designated as cash flow hedges to hedge benchmark interest payments on the flooring line with Chrysler Financial. Changes in fair value of these interest rate swaps are recorded in other comprehensive income (loss). The cumulative balance recorded in accumulated other comprehensive income at March 31, 2009 related to these swaps was a loss of $3.6 million. We are evaluating whether a change in the floorplan provider would impact the prospective effectiveness of our hedges under the requirements of hedge accounting. Should our hedges no longer be considered prospectively effective, the amount recorded in accumulated other comprehensive income would need to be reclassified into earnings.

General Motors announced their updated restructuring plan on April 27, 2009, which includes measures such as a comprehensive debt to equity swap, a planned reduction of its dealer network by 40% by the end of 2010, primarily through the elimination or sale of brands such as Pontiac, Saturn, Hummer and SAAB and further brand alignment, and further personnel reductions. The restructuring plan also calls for the receipt of up to an additional approximately $12 billion in funding from the U.S. government. General Motors also announced that they will temporarily halt production at most of their production plants for a period of 9 weeks in the summer of 2009 in order to decrease the amount of their unsold inventory. Based on our assessment of publicly available information with respect to General Motors’ restructuring plans, we do not believe a significant number of our franchises would be terminated in a bankruptcy filing to affect the restructuring plans. We currently have 1 Saturn, 1 GMC and 1 SAAB franchise, and we do not believe their termination would have a significant impact on our financial position, results of operations or cash flows. However, no assurances can be provided that the restructuring plan will be executed as currently put forward, and that our financial condition, results of operations and cash flows will not be adversely impacted by General Motors’ restructuring plan.

If the U.S. government rejects General Motors’ restructuring plan and fails to provide funding, or if concessions by bond holders, unions and other parties cannot be reached, it may also be required to seek protection and reorganize under U.S. bankruptcy laws.

In a Chapter 11 reorganization in Bankruptcy Court: (1) the manufacturer could cease producing certain makes of vehicles in addition to those brands already identified for elimination and terminate all or any of our franchises even on continuing brands without consideration, (2) we may not be able to collect some or all of our significant receivables that are due us from such manufacturer, (3) we may not be able to obtain financing for our new vehicle inventory, or arrange financing for our customers for their vehicle purchases and leases and (4) consumer demand for such manufacturer’s products could be adversely affected.

Given the uncertainty surrounding the future of General Motors and Chrysler, we have attempted to position Lithia to mitigate certain of the risks to our business. We have been restructuring our operations since the second quarter of 2008. The restructuring has impacted our business in a number of ways. We have targeted stores for divestiture based on profitability and brand exposure. We have sold a number of stores in metropolitan markets with too many competing franchises. We have closed some locations with brands that could be eliminated, where brand alignment was not possible, or where operations are small. We have converted assets into cash to reduce debt and improve liquidity. We have reduced costs to reflect the drop in consumer demand. Finally, we have sought expert legal and industry advice to evaluate potential legal ramifications in the event of a filing.

However, the assumptions and scenarios used to prepare for this contingency are uncertain. Plans may change, or be different than we anticipated. Therefore, no assurances can be given that our assumptions and preparations will be adequate to overcome the significant uncertainties surrounding the future of Chrysler after its bankruptcy filing or of General Motors.

Results of Continuing Operations

Certain revenue, gross profit margin and gross profit information by product line was as follows:

Three Months Ended March 31, 2009	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	47.0%	8.7%	20.8%
Used vehicle, retail	27.3	12.4	17.3
Used vehicle, wholesale	4.1	2.3	0.5
Finance and insurance(1)	3.4	100.0	17.2
Service, body and parts	18.1	47.7	43.8
Fleet and other	0.1	60.1	0.4

Three Months Ended March 31, 2008	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	55.1%	7.8%	25.1%
Used vehicle, retail	21.9	12.0	15.4
Used vehicle, wholesale	5.4	(1.2)	(0.4)
Finance and insurance(1)	3.8	100.0	22.1
Service, body and parts	13.6	46.9	37.4
Fleet and other	0.2	43.2	0.4

(1)	Commissions reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended March 31,
	2009(1)	2008(1)
Revenues:
New vehicle	47.0%	55.1%
Used vehicle, retail	27.3	21.9
Used vehicle, wholesale	4.1	5.4
Finance and insurance	3.4	3.8
Service, body and parts	18.1	13.6
Fleet and other	0.1	0.2

Total revenues	100.0%	100.0%
Gross profit	19.7	17.1
Selling, general and administrative expenses	17.1	14.6
Depreciation and amortization	1.1	0.8

Operating income	1.5	1.7
Floorplan interest expense	0.7	0.9
Other interest expense	0.9	0.8
Other income, net	(0.3)	—

Income from continuing operations before income taxes	0.1	0.1
Income tax expense	—	—

Income from continuing operations	—%	—%

(1)	The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the first quarter of 2009 compared to the first quarter of 2008:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(In Thousands)	2009	2008
Revenues:
New vehicle	$187,104	$312,358	$(125,254)	(40.1)%
Used vehicle, retail	108,588	124,312	(15,724)	(12.6)
Used vehicle, wholesale	16,256	30,820	(14,564)	(47.3)
Finance and insurance	13,462	21,463	(8,001)	(37.3)
Service, body and parts	71,853	77,278	(5,425)	(7.0)
Fleet and other	539	913	(374)	(41.0)

Total revenues	397,802	567,144	(169,342)	(29.9)
Cost of sales:
New vehicle	170,847	287,987	(117,140)	(40.7)
Used vehicle, retail	95,071	109,429	(14,358)	(13.1)
Used vehicle, wholesale	15,885	31,205	(15,320)	(49.1)
Service, body and parts	37,602	41,065	(3,463)	(8.4)
Fleet and other	215	519	(304)	(58.6)

Total cost of sales	319,620	470,205	(150,585)	(32.0)

Gross profit	78,182	96,939	(18,757)	(19.3)
Selling, general and administrative	68,059	82,577	(14,518)	(17.6)
Depreciation and amortization	4,307	4,538	(231)	(5.1)

Operating income	5,816	9,824	(4,008)	(40.8)
Floorplan interest expense	(2,863)	(5,062)	(2,199)	(43.4)
Other interest expense	(3,779)	(4,449)	(670)	(15.1)
Other income, net	1,171	63	1,108	1,758.7

Income from continuing operations before income taxes	345	376	(31)	(8.2)
Income tax expense	153	154	(1)	(0.6)

Income from continuing operations	$192	$222	$(30)	(13.5)%

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
New units sold	6,243	10,542	(4,299)	(40.8)%
Average selling price per new vehicle	$29,970	$29,630	$340	1.1
Used retail units sold	7,055	7,105	(50)	(0.7)
Average selling price per used retail vehicle	$15,392	$17,496	$(2,104)	(12.0)
Used wholesale units sold	3,077	4,660	(1,583)	(34.0)
Average selling price per used wholesale vehicle	$5,283	$6,614	$(1,331)	(20.1)
Finance and insurance sales per retail unit	$1,012	$1,216	$(204)	(16.8)%

Revenues

Total revenues decreased 29.9% in the first quarter of 2009 compared to the first quarter of 2008 primarily as a result of a 29.5% decrease in same-store sales, excluding fleet. The decrease in same-store sales in the first quarter of 2009 compared to the first quarter of 2008 reflected the continuing challenging retail environment, led by declining credit availability and deteriorating consumer confidence as the recessionary environment gained momentum.

Same-store sales percentage decreases were as follows:

First quarter of 2009 vs. first quarter of 2008
New vehicle retail, excluding fleet	(39.9)%
Used vehicle, retail	(13.0)
Used vehicle, wholesale	(48.1)
Total vehicle sales, excluding fleet	(33.2)
Finance and insurance	(33.0)
Service, body and parts	(6.3)
Total sales, excluding fleet	(29.5)

Same store sales are calculated for stores that were in operation as of March 31, 2009, and only including the months of operations for both comparable periods. For example, a store acquired in January 2009 would be included in same store operating data beginning in February 2009, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the periods of February through March of both comparable years.

Within our business lines, vehicle sales have been impacted most severely by the current recessionary environment. Weak consumer confidence and a lack of available credit have reduced demand for vehicles. Same-store new vehicle sales declined by nearly 40% in the first quarter of 2009 compared to the first quarter of 2008. Although same-store used vehicle sales have also declined, we believe the decrease has been less pronounced as consumers seek out lower-priced vehicles when making a purchase. As a result, our used to new vehicle sales ratio has improved from 0.67:1 in the first quarter of 2008 to 1.13:1 in the first quarter of 2009.

The decline in finance and insurance same store sales was primarily due to fewer vehicles sold in the first quarter of 2009 compared to the first quarter of 2008, as well as a decline in our penetration rate for finance and insurance products.

Additionally, in the first quarter of 2009, we discontinued the transfer of the obligation related to our lifetime lube, oil and filter insurance product to a third party. As a result, starting March 1 2009, we no longer recognize revenue related to earned commissions at the inception of the contract but, instead, defer the full sale price of the contract and recognize the revenue over the expected life of the contract as services are provided. This change improves our cash position as we retain 100% of the contract sales price, but has impacted our finance and insurance revenues by approximately $31 per vehicle in the first quarter of 2009.

Individual penetration rates for certain products were as follows:

Three Months Ended March 31,	2009	2008
Finance and insurance	71%	79%
Service contracts	43	43
Lifetime oil change and filter	34	36

Our same-store service, body and parts business was also affected, albeit at a lesser magnitude than vehicle sales, by the challenging economic environment in the first quarter of 2009. We focus on customer satisfaction in an effort to keep our customers returning to our facilities for their service needs. Warranty work accounted for approximately 20.6% of our same-store service, body and parts sales in the first quarter of 2009. Same-store warranty sales in the first quarter of 2009 were up 1.9% compared to the first quarter of 2008. Domestic brand warranty work increased by 4.6%, while import/luxury warranty work decreased by 3.2% during the first quarter of 2009 compared to the first quarter of 2008. The customer pay service and parts business, which represented 79.4% of the total service, body and parts business in the first quarter of 2009, was down 8.2% on a same-store basis compared to the first quarter of 2008.

Gross Profit

Gross profit decreased $18.8 million in the first quarter of 2009 compared to the first quarter of 2008 primarily due to decreased total revenues, partially offset by an increase in our overall gross profit margin. Our gross profit margin by business line was as follows:

	Three Months Ended March 31,		Basis Point Change
	2009	2008
New vehicle	8.7%	7.8%	90bp
Retail used vehicle	12.4	12.0	40
Wholesale used vehicle	2.3	(1.2)	350
Finance and insurance	100.0	100.0	—
Service, body and parts	47.7	46.9	80
Overall	19.7	17.1	260

*	A basis point is equal to 1/100th of one percent.

We have focused attention on maximizing retail profit opportunities on each transaction in order to offset the decline in overall sales levels. We have also continued to adjust our vehicle inventories to respond to shifts in consumer demand driven by fuel prices and macroeconomic conditions. These factors have led to improved gross margins in all of our business lines.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

Selling, general and administrative expense decreased $14.5 million in the first quarter of 2009 compared to the first quarter of 2008, and increased to 17.1% of revenue in the first quarter of 2009 compared to 14.6% of revenue in the first quarter of 2008.

The change in dollars spent was primarily due to the following:

Decrease related to salaries, bonuses and benefits	$(10.0) million
Decrease related to legal and professional fees	(2.3) million
Decrease related to gain on sale of assets	(0.3) million
Decrease related to travel expenses	(0.8) million
Increase related to employee benefits	1.2 million
Decrease in other general expenses	(2.3) million

$(14.5) million

SG&A as a percentage of gross profit is an industry standard for measuring performance relative to SG&A. As a result of lower gross profit, SG&A as a percentage of gross profit increased by 190 basis points to 87.1% in the first quarter of 2009 compared to 85.2% in the first quarter of 2008. This increase is a result of our revenues declining faster than our cost structure. We emphasized cost reduction in our operations throughout 2008 and continue to do so in 2009. We believe that, over time, we will be able to bring SG&A as a percentage of gross profit in line with levels experienced historically.

Depreciation and Amortization

Depreciation – Buildings is comprised of depreciation expense related to buildings and significant remodels or betterments. Depreciation and Amortization – Other, is comprised of depreciation expense related to furniture, tools and equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

Depreciation and amortization decreased $0.2 million in the first quarter of 2009 compared to the first quarter of 2008 due primarily to lower property and equipment balances as a result of the disposition of stores and the impairment of property and equipment during 2008 and 2009.

Operating Income

Operating margins decreased by 20 basis points to 1.5% in the first quarter of 2009 from 1.7% in the first quarter of 2008. The decrease was due primarily to lower revenues over which to spread our selling, general and administrative expenses, partially offset by higher gross margins.

Floorplan Interest Expense

Floorplan interest expense decreased $2.2 million in the first quarter of 2009 compared to the first quarter of 2008. A decrease of $1.8 million resulted from decreases in the average interest rates on our floorplan facilities and a decrease of $1.0 million resulted from a decrease in the average outstanding balances of our floorplan facilities. These factors were partially offset by a $0.6 million increase related to our interest rate swaps.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle line of credit.

Other interest expense decreased $0.7 million in the first quarter of 2009 compared to the first quarter of 2008. Changes in the average outstanding balances resulted in a decrease of approximately $0.8 million. This decrease was partially offset by a $0.1 million increase related to an increase in the weighted average interest rate on our debt in the first quarter of 2009 compared to the first quarter of 2008. The decrease in the average outstanding balances resulted primarily from the repayment of $42.5 million of our senior subordinated notes in the third and fourth quarters of 2008 and $3.2 million in the first quarter of 2009.

Other interest expense was increased by $0.1 million in the first quarter of 2009 due to the reduction of capitalized interest on construction projects.

Other Income, net

Other Income, net increased $1.1 million in the first quarter of 2009 compared to the first quarter of 2008. The increase is a result of gains associated with the repurchase of debt instruments at a discount.

Income Tax Expense

Primarily due to certain permanent items and the amount of pre-tax income for the first quarter of 2009, our effective tax expense rate was 44.1%. This compares to a tax expense rate of 41.0% in the first quarter of 2008. For the full year 2009, we anticipate our income tax expense rate to be approximately 40.0%.

Discontinued Operations

During the first quarter of 2009, we disposed of three stores and ceased operations at one store that were held for sale and classified as discontinued operations. Additionally, we added one store to discontinued operations which was sold in March. As of March 31, 2009 and December 31, 2008, we had 14 and 18 stores, respectively, classified as discontinued operations and held for sale.

Results of operations of these stores are shown within discontinued operations on the consolidated statements of operations. Certain financial information related to discontinued operations was as follows (in thousands):

Three Months Ended March 31,	2009	2008
Revenue	$55,483	$143,550

Pre-tax loss from discontinued operations	$(2,630)	$(4,037)
Gain on disposal activities	4,503	—

	1,873	(4,037)
Income tax benefit (expense)	(736)	1,654

Income (loss) from discontinued operations, net of income taxes	$1,137	$(2,383)

Amount of goodwill and other intangible assets disposed of	$20	$—

Cash generated from disposal activities	$11,642	$—

The gain on disposal activities included the following (in thousands):

Three Months Ended March 31,	2009	2008
Goodwill and other intangible assets	$6,823	$—
Property, plant and equipment	(3,052)	—
Inventory	1,301	—
Other	(569)	—

	$4,503	$—

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

As discussed in Overview, the magnitude of the seasonal improvement we have typically experienced in March did not occur in the first quarter of 2009. This is similar to our experience in 2008, where the seasonally strong second and third quarters of the year were relatively flat compared with the first quarter of 2008. Our current operational plan assumes vehicle sales do not materially increase during the second and third quarters of 2009. However, no assurances can be provided that our plan will be achieved, or that a further deterioration in the economic environment will not occur.

Liquidity and Capital Resources

Principal Needs

Our principal needs for liquidity and capital resources are for capital expenditures, working capital and debt repayment. Historically, we have also used capital resources to fund our cash dividend payment and for acquisitions.

We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements, financing of real estate and the proceeds from public equity and private debt offerings to finance operations and expansion. In addition, during the first quarter of 2009 and all of 2008, we generated $21 million and $89 million, respectively, through the sale of assets and stores and the issuance of long-term debt. We believe the continued execution of our restructuring plan, including cost-saving initiatives, will result in available cash, cash equivalents, available lines of credit, planned asset sales and cash flows from operations that will be sufficient to meet our anticipated operating expenses, debt maturities and capital requirements for at least the next 12 months from March 31, 2009. However, no assurances can be provided that our restructuring plan and our cash flows from operations will be sufficient to meet our anticipated needs.

We have sufficient availability to accommodate our near-term capital needs. As part of the sixth amendment to the Credit Facility, the maximum availability was reduced from $175 million to $100 million, with further reductions throughout 2009. We do not believe these reductions will impact our principal needs for liquidity over the next 12 months.

At March 31, 2009, we also had 14 stores held for sale. We disposed of 7 stores during 2009 through the date of the filing of this Form 10-Q, generating proceeds of $14 million, net of mortgages repaid.

In addition to the above sources of liquidity, potential sources of additional liquidity include the placement of subordinated debentures or loans, additional store sales or additional other asset sales. We will evaluate all of these options and may select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available to us in sufficient amounts or with terms acceptable to us.

Summary of Outstanding Balances on Credit Facilities

Interest rates on all of our credit facilities below, excluding the effects of our interest rate swaps, ranged from 2.25% to 4.90% at March 31, 2009. Amounts outstanding on the lines at March 31, 2009, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at March 31, 2009	Maximum Availability at March 31, 2009
New and program vehicle lines	$264,901		$(1)
Working capital, acquisition and used vehicle credit facility	75,000	24,658	(2)(3)(4)

	$339,901	$24,658

(1)	There are no formal limits on the new and program vehicle lines with certain lenders.

(2)	Reduced by $342 for outstanding letters of credit.

(3)	The amount available on the line is limited based on a borrowing base calculation and fluctuates monthly.

(4)	The sixth amendment to the Credit Facility provides for reductions in the maximum availability throughout 2009.

Inventories and Flooring Notes Payable

Our days supply of new vehicles at March 31, 2009 was 23 days above our five-year average historical days supply and 17 days below our December 31, 2008 levels. During the first quarter of 2009, we continued to reduce new vehicle inventories by ordering less vehicles in order to sell through the inventory on hand.

Given the disruptions in the credit markets, captive finance companies have experienced increases in capital cost and decreases in availability of funds. While we have not experienced any disruption in our inventory flooring arrangements, rates have gone up by 25 to 200 basis points since early 2008, with certain lending restrictions on aged inventories. No assurances can be given that we will not experience disruptions in available credit for new vehicle inventories in the future.

Our days supply of used vehicles was even with our historical March 31 balances at March 31, 2009, and nine days below our December 31, 2008 balances. The less severe decline in used vehicle sales relative to new vehicle sales has allowed us to continue to reduce our used vehicle inventory levels. We believe our current used vehicle inventory levels are appropriate given our projected sales volumes and the shift in consumer demand away from new vehicles.

While our days supply of new vehicles is up, inventories are down in absolute dollars as a result of the disposition of stores throughout 2008 and the first quarter of 2009. In connection with the decreased inventories, our new vehicle flooring notes payable decreased to $264.9 million at March 31, 2009 from $337.7 million at December 31, 2008. New vehicles are financed at approximately 100% of invoice cost.

Working Capital, Acquisition and Used Vehicle Credit Facility

We have a $100 million working capital, acquisition and used vehicle credit facility (the “Credit Facility”) with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“Chrysler Financial”), DCFS U.S.A. LLC (“Mercedes Financial”) and Toyota Motor Credit Corporation (“TMCC”), which expires April 30, 2010. We believe the Credit Facility continues to be an attractive source of financing given the current cost and availability of credit alternatives.

In August 2008, we amended the Credit Facility, effective as of June 30, 2008. This amendment reduced our minimum net worth and lowered our required covenant performance ratios through the second quarter of 2009, to allow us to operate more effectively in the current economic environment. Beginning in the third quarter of 2009, the covenant performance ratio requirements increase on a quarterly basis so that by the fourth quarter of 2009, they will return to the levels mandated in the original agreement.

We executed the sixth amendment to our Credit Facility on March 31, 2009. This amendment reduced our minimum net worth requirement to $175 million and lowered our required current ratio for the second quarter of 2009 and beyond. Additionally, the Credit Facility was reduced to $100 million upon execution. Further reductions are required under the amendment, including to $75 million on May 1, 2009, to $50 million on September 30, 2009, and to $25 million on December 31, 2009. The amendment stipulated a 50 basis point increase in the interest rate spread added to the 1-month LIBOR.

Cash dividends are permitted, based on a formula. We did not declare a dividend based on first quarter 2009 results, and, based on the formula stipulated in the agreement, we would not have been allowed to pay a dividend for the first quarter of 2009. Repurchases by us of our common stock are not permitted without the prior approval of our lenders.

Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property and other intangible personal property. Capital stock and other equity interests of our subsidiary stores and certain other subsidiaries are excluded. The lenders’ security interest in new vehicle inventory is subordinated to the interests of floorplan financing lenders, including Chrysler Financial, Mercedes Financial and TMCC. The Credit Facility agreement provides for events of default that include nonpayment, breach of covenants, a change of control and certain cross-defaults with other indebtedness. In the event of a default, the agreement provides that the lenders may declare the entire principal balance immediately due, foreclose on collateral and increase the applicable interest rate to the revolving loan rate plus 3 percent, among other remedies.

New Vehicle Flooring

Chrysler Financial, Mercedes Financial, TMCC, Ford Motor Credit Company, GMAC LLC, VW Credit, Inc., American Honda Finance Corporation and BMW Financial Services NA, LLC provide new vehicle floorplan financing for their respective brands. Chrysler Financial and TMCC serve as the primary lenders for all other brands. In connection with its bankruptcy filing, Chrysler Financial has stopped providing floorplan financing on newly acquired inventory. See Note 1 in Part I, Item 1 above. The new vehicle lines are secured by new vehicle inventory of the stores financed by that lender. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity.

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

The Credit Facility agreement stipulates a minimum net worth of not less than $175 million. This net worth covenant is adjusted up by 75% of any net income amounts, and is not adjusted down based on net loss amounts. Our fixed charge coverage ratio cannot be less than 1.0:1, and our cash flow leverage ratio cannot be more than 3.0 to 1. Our minimum current ratio cannot be less than 1.2:1. The current ratio cannot be less than 1.05:1 at June 30, 2009, and cannot be less than 1.1:1 at December 31, 2009 and beyond.

As of March 31, 2009, our net worth was approximately $252 million, our fixed charge coverage ratio was 1.30:1, our cash flow leverage ratio was 2.48:1 and our current ratio was 1.31:1. Based on this data, we were in compliance with the four financial covenants set forth in our Credit Facility. We expect to remain in compliance with the financial covenants in our Credit Facility. However, no assurances can be provided that we will continue to remain in compliance with the financial covenants.

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

2.875% Senior Subordinated Convertible Notes due 2014

Through the filing date of this Form 10-Q, we repurchased or redeemed the entire $85.0 million of face amount of Senior Subordinated Convertible Notes due 2014 (the “Notes”).

The following table summarizes our repurchases and redemptions:

Purchase Date	Face Amount Purchased	Purchase Price per $100	Total Purchase Price	Gain on Early Retirement of Debt
August 2008	$16.0 million	$89.0	$14.4 million	$1.6 million
October 2008	17.4 million	$86.5	15.1 million	2.3 million
October 2008	4.6 million	$81.0	3.7 million	0.9 million
December 2008	4.5 million	$89.0	4.0 million	0.5 million
March 2009	3.2 million	$95.8	3.1 million	0.1 million
April 2009	4.0 million	$99.2	4.0 million	—
April 2009	16.8 million	$99.3	16.7 million	0.1 million
April 2009	0.9 million	$99.3	0.9 million	—
April 2009	10.7 million	$99.2	10.6 million	0.1 million
May 2009	6.9 million	$100.0	6.9 million	—

	$ 85.0 million		$79.4 million	$5.6 million

The gain on the early retirement of the Notes is recorded as a component of other income, net on the consolidated statement of operations during the period of retirement.

Share Repurchase Plan

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through March 31, 2009, we have purchased a total of 479,731 shares under this program, none of which were purchased during the first quarter of 2009. Our Credit Facility agreement requires lender approval prior to any share repurchases. We may continue to repurchase shares from time to time in the future, if permitted by our credit facilities, and as conditions warrant.

Capital Commitments

We had capital commitments of $4.9 million at March 31, 2009 for the construction of one new facility, which will replace an existing facility. We already incurred $34.1 million for these projects and anticipate incurring the remaining $4.9 million in the remainder of 2009.

We expect to pay for the construction out of existing cash balances, construction financing and borrowings on our line of credit. Upon completion of the projects, we anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended, although no assurances can be provided that these financings will be available to us in sufficient amounts or on terms acceptable to us.

We anticipate approximately $2 million in non-financeable capital expenditures in the next one to three years for various new facilities and other construction projects currently under consideration. Non-financeable capital expenditures are defined as minor upgrades to existing facilities, minor leasehold improvements, the percentage of major construction typically not financed by commercial mortgage debt, and purchases of furniture and equipment. We will continue to evaluate the advisability of the expenditures given the current weak economic environment, and anticipate a prudent approach to future capital commitments.

Contractual Obligations

Except for the repayment of $3.2 million principal amount of our Notes and the repurchase of $3.9 million in other debt in the first quarter of 2009, there were no significant changes to our other contractual payment obligations from those reported in our 2008 Form 10-K.

Recent Accounting Pronouncements

See Note 14 of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

We reaffirm our critical accounting policies and use of estimates as described in our 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2009.

Item 4.	Controls and Procedures

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

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition or cash flows. See also Note 13 of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Since the filing of our Form 10-K Report, Chrysler Corporation filed a Chapter 11 Bankruptcy Proceeding on April 30, 2009. Under the Restructuring Plan, Chrysler proposes to transfer a majority of its operating assets and certain of its liabilities and executory contracts to New Chrysler and proceed to manufacture at least its major brands of vehicles (Chrysler, Dodge and Jeep cars and light trucks) pursuant to a “Purchase Agreement.” Prior to any transfer, Chrysler intends to operate under the protection of the bankruptcy filing although its manufacturing faculties are to sit idle for a period of time. The Bankruptcy Court has granted motions authorizing Chrysler to honor its warranty and extended service programs, continue most of its incentive, rebate, credit, allowance and support programs for customers and dealers including honoring “set-offs” with dealers with respect to monies owned and due. Chrysler has filed a Motion to approve the Purchase Agreement (or consider competing bids) with a scheduled hearing date on the motion of May 27, 2009. While Chrysler has announced that it intends to transfer most dealer Sales and Service Agreements to New Chrysler, the deadline for the assumption or rejection of such agreements will not be determined for many weeks. Until any such agreements are rejected, Chrysler is required to honor the agreements and, if they are ultimately assumed, any pre-petition defaults will need to be cured by Chrysler or New Chrysler. There is no assurance that the Purchase Agreement or that an alternative plan of reorganization will be approved.

General Motors announced their updated restructuring plan on April 27, 2009, which includes measures such as a comprehensive debt to equity swap, a planned reduction of its dealer network by 40% by the end of 2010, primarily through the elimination or sale of brands such as Pontiac, Saturn, Hummer and SAAB and further brand alignment, and further personnel reductions. The restructuring plan also calls for the receipt of up to an additional approximately $12 billion in funding from the U.S. government. General Motors also announced that they will temporarily halt production at most of their production plants for a period of 9 weeks in the summer of 2009 in order to decrease the amount of their unsold inventory.

General Motors has announced that it may also be required to seek protection and reorganize under U.S. bankruptcy laws should the U.S. government not accept its restructuring plan and fail to provide needed funding in the short term, should it be unable to agree on concessions by and between bond holders, unions and other third parties. The recently announced first quarter loss by General Motors of $6 Billion increases the likelihood a filing will be forthcoming. In a Chapter 11 reorganization in Bankruptcy Court, a manufacturer can cease producing certain makes of vehicles, terminate all or any of our franchises, even on continuing brands, without consideration and not pay receivables that are due us from such manufacturer. If any of these events were to occur, our sales and earnings may be materially adversely impacted. These events could also result in a partial or complete write-down of our remaining intangible franchise rights with respect to any affected franchises and would likely cause us to incur valuation allowances related to receivables due from such manufacturers. Any associated franchise terminations would likely cause us to incur charges related to operating leases and/or impairment of long-lived assets. Additionally, there is a continued risk to both the new and used vehicle inventory valuations for the respective brand or manufacturer. If the impact on us of a manufacturer’s bankruptcy results in a “material adverse change” to our condition, covenants and cross default provisions in certain debt agreements may be triggered, resulting in the immediate demand for amounts outstanding under the agreements.

In a Chapter 7 liquidation in Bankruptcy Court, the manufacturer would seek protection from its creditors and would commence an orderly wind-down of operations. The impact of a liquidation would likely have a material adverse effect on our results from operations, cash flows and financial condition.

See also footnote 1 to our financial statements, included in Part I, Item 1 of this report, and discussions in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report, for additional information regarding Chrysler’s bankruptcy filing and the impact a filing by General Motors could have on us. The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 16, 2009.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lithia Motors, Inc. - Corrected (filed as Exhibit 3.2 to Form 10-K filed March 16, 2009 and incorporated herein by reference).

10.1	Sixth Amendment to Loan Agreement dated as of March 31, 2009 between Lithia Motors, Inc., an Oregon corporation; the lenders which are from time to time parties to the Loan Agreement; and U.S. Bank National Association, as agent for the Lenders (filed as Exhibit 10.1 to Form 8-K filed April 8, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 11, 2009	LITHIA MOTORS, INC.

	By	/s/ SIDNEY B. DEBOER
Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)