Form 10-Q
period 2009-06-30
LITHIA MOTORS INC
filed 2009-08-05
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	17,396,913
Class B common stock without par value	3,762,231
(Class)	(Outstanding at August 5, 2009)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$17,009	$10,874
Contracts in transit	22,786	27,799
Trade receivables, net of allowance for doubtful accounts of $275 and $348	33,189	41,816
Inventories, net	300,130	422,812
Vehicles leased to others, current portion	6,853	8,308
Prepaid expenses and other	2,025	20,979
Deferred income taxes	—	2,541
Assets held for sale	140,021	161,423

Total Current Assets	522,013	696,552

Land and buildings, net of accumulated depreciation of $21,444 and $20,604	276,449	284,088
Equipment and other, net of accumulated depreciation of $47,573 and $47,414	49,956	62,188
Other intangible assets, net of accumulated amortization of $80 and $68	40,817	42,008
Other non-current assets	4,074	4,616
Deferred income taxes	44,903	44,007

Total Assets	$938,212	$1,133,459

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$151,689	$234,181
Floorplan notes payable: non-trade	64,298	103,519
Current maturities of senior subordinated convertible notes	—	42,500
Current maturities of line of credit	68,000	—
Current maturities of other long-term debt	23,027	36,134
Trade payables	23,702	21,571
Accrued liabilities	48,437	50,951
Deferred income taxes	1,805	—
Liabilities related to assets held for sale	81,917	108,172

Total Current Liabilities	462,875	597,028

Real estate debt, less current maturities	174,976	163,708
Other long-term debt, less current maturities	12,226	101,476
Deferred revenue	15,867	4,442
Other long-term liabilities	14,645	18,462

Total Liabilities	680,589	885,116

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 17,328 and 16,717	236,311	234,522
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	9,783	9,275
Accumulated other comprehensive loss	(3,819)	(5,810)
Retained earnings	14,880	9,888

Total Stockholders’ Equity	257,623	248,343

Total Liabilities and Stockholders’ Equity	$938,212	$1,133,459

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
New vehicle sales	$194,489	$308,830	$370,561	$598,447
Used vehicle sales	130,281	135,504	246,078	275,933
Finance and insurance	13,917	20,263	26,570	40,335
Service, body and parts	62,544	65,624	125,091	132,621
Fleet and other	597	1,432	1,133	2,342

Total revenues	401,828	531,653	769,433	1,049,678
Cost of sales:
New vehicle sales	178,614	284,879	339,548	551,746
Used vehicle sales	113,504	122,723	216,192	249,883
Service, body and parts	31,677	33,631	64,122	68,761
Fleet and other	267	1,012	479	1,531

Total cost of sales	324,062	442,245	620,341	871,921

Gross profit	77,766	89,408	149,092	177,757
Goodwill impairment	—	272,503	—	272,503
Other asset impairment	—	21,572	—	21,572
Selling, general and administrative	61,858	76,892	123,794	152,302
Depreciation - buildings	1,173	1,219	2,401	2,441
Depreciation and amortization - other	2,818	3,042	5,664	6,118

Operating income (loss)	11,917	(285,820)	17,233	(277,179)
Other income (expense):
Floorplan interest expense	(2,416)	(4,750)	(5,122)	(9,458)
Other interest expense	(2,991)	(4,251)	(6,602)	(8,420)
Other income, net	258	1,068	1,423	1,123

Total other income (expense)	(5,149)	(7,933)	(10,301)	(16,755)

Income (loss) from continuing operations before income taxes	6,768	(293,753)	6,932	(293,934)
Income tax (provision) benefit	(2,718)	92,545	(2,798)	92,619

Income (loss) from continuing operations	4,050	(201,208)	4,134	(201,315)
Discontinued operations:
Loss from operations, net of income taxes	(26)	(3,068)	(1,451)	(5,122)
Income (loss) from disposal activities, net of income taxes	(361)	(39,508)	2,309	(39,508)

	(387)	(42,576)	858	(44,630)

Net income (loss)	$3,663	$(243,784)	$4,992	$(245,945)

Basic income (loss) per share from continuing operations	$0.19	$(10.02)	$0.20	$(10.08)
Basic income (loss) per share from discontinued operations	(0.02)	(2.12)	0.04	(2.23)

Basic net income (loss) per share	$0.17	$(12.14)	$0.24	$(12.31)

Shares used in basic per share calculations	21,081	20,073	20,917	19,973

Diluted income (loss) per share from continuing operations	$0.19	$(10.02)	$0.20	$(10.08)
Diluted income (loss) per share from discontinued operations	(0.02)	(2.12)	0.04	(2.23)

Diluted net income (loss) per share	$0.17	$(12.14)	$0.24	$(12.31)

Shares used in diluted per share calculations	21,231	20,073	20,960	19,973

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$4,992	$(245,945)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	300,952
Depreciation and amortization	8,065	8,559
Depreciation and amortization within discontinued operations	384	2,924
Amortization of debt discount	48	101
Stock-based compensation	1,122	1,166
Gain on early extinguishment of debt	(1,317)	—
(Gain) loss on disposal of other assets	(84)	4,962
(Gain) loss from disposal activities within discontinued operations	(3,915)	56,826
Deferred income taxes	2,208	(111,233)
Excess tax deficits (benefits) from share-based payment arrangements	46	(10)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	8,631	5,315
Contracts in transit	5,013	10,416
Inventories	114,084	(73,402)
Vehicles leased to others	737	(260)
Prepaid expenses and other	19,028	(3,786)
Other non-current assets	523	336
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	(94,523)	68,404
Trade payables	958	(5,802)
Accrued liabilities	(2,357)	(2,744)
Other long-term liabilities and deferred revenue	10,673	(1,443)

Net cash provided by operating activities	74,316	15,336

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(4,318)	(11,284)
Financeable	(10,538)	(20,827)
Proceeds from sale of other assets	5,602	1,386
Cash paid for acquisitions, net of cash acquired	—	(605)
Proceeds from sale of stores	22,051	—

Net cash provided by (used in) investing activities	12,797	(31,330)

Cash flows from financing activities:
Borrowings (repayments) on floorplan notes payable: non-trade	(25,502)	1,927
Borrowings on lines of credit	26,000	270,000
Repayments on lines of credit	(44,000)	(316,000)
Principal payments on long-term debt, scheduled	(12,647)	(3,305)
Principal payments on long-term debt and capital leases, other	(60,569)	(6,982)
Proceeds from issuance of long-term debt	34,566	73,117
Proceeds from issuance of common stock	1,221	2,499
Repurchases of common stock	(1)	(2)
Excess tax (deficits) benefits from share-based payment arrangements	(46)	10
Dividends paid	—	(5,583)

Net cash provided by (used in) financing activities	(80,978)	15,681

Increase (decrease) in cash and cash equivalents	6,135	(313)

Cash and cash equivalents:
Beginning of period	10,874	21,665

End of period	$17,009	$21,352

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,482	$26,347
Cash refunded during the period for income taxes, net	17,206	2,686

Supplemental schedule of non-cash investing and financing activities:
Floorplan debt acquired in connection with acquisitions	$—	$566
Floorplan debt retired in connection with store disposals	25,895	—
Acquisition of assets with capital lease	5	3,050
Common stock received for the exercise price of stock options	—	2
Dividends accrued and not yet paid	—	2,804

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed consolidated financial statements contain unaudited information as of June 30, 2009 and for the three and six-month periods ended June 30, 2009 and 2008. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2008 is derived from our 2008 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Concentrations of Risk and Uncertainties Regarding Manufacturers

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. We finance our new vehicle inventory primarily with automotive manufacturers’ captive finance subsidiaries. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles and related financing. Our Chrysler, General Motors (“GM”) and Ford (“Domestic Manufacturers”) stores represented approximately 31%, 18% and 5% of our new vehicle sales in the first six months of 2009, respectively, and approximately 32%, 19% and 4% for all of 2008, respectively.

We receive incentives and rebates from our manufacturers, including cash allowances, financing programs, discounts, holdbacks and other incentives. These incentives are held as receivables on our balance sheet until payment is received. Our financial condition could be materially adversely impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives and rebates at substantially similar terms, or to pay our outstanding receivables. Total receivables from Domestic Manufacturers were $7.2 million and $12.4 million as of June 30, 2009 and December 31, 2008, respectively.

Most manufacturers have experienced significant declines in sales due to the current economic recession. Many have disclosed substantial operating losses over the recent past. Two of these manufacturers, Chrysler and GM, have filed a petition for Chapter 11 bankruptcy protection in the second quarter of 2009. Both succeeded in receiving approval for the transfer and sale of key operating assets into new companies with reduced debt, improved operating efficiencies, new ownership and resized operations.

In connection with its reorganization, the Chrysler entity emerging from bankruptcy protection (“New Chrysler”) assumed most Dealer Sales and Service (franchise) Agreements but elected to reject certain franchise agreements to significantly reduce its dealer count. Two of our Chrysler stores (Omaha Chrysler, Jeep, Dodge and Colorado Springs Chrysler, Jeep) were not assumed and those dealerships have ceased operations. Five of our existing Dodge dealerships were awarded additional franchises to sell the Chrysler or Jeep brands.

GM undertook a similar process in its reorganization. With respect to the dealerships it elected to terminate, the cancellation is not immediate but, rather, the dealers were offered agreements limiting their current operations, with a final termination of these selected locations to be effective no later than October 2010. The GM closure list is not made public, and no individual dealership may disclose whether it will be retained or terminated. We received franchise agreement modification documents that terminate all operations at three locations, terminate Cadillac franchises at two Chevrolet/Cadillac stores, and terminate heavy truck franchises at two Chevrolet franchises. We have also received notification that our one Saturn franchise may not be continued if a sale by GM of the Saturn brand to a third party is not completed.

There is legislation pending in Congress which, if passed and signed into law, would require the reinstatement of terminated dealerships and the reopening of certain manufacturing plants. U.S. Administration officials testified in opposition of such legislation. The final outcome is uncertain. While passage of the legislation could result in the reopening of closed Chrysler dealerships and the continuation of the GM dealerships, we would likely lose the recently awarded additional brands at the five Chrysler stores. Further, such reinstatement could add additional costs and burdens on the reorganized manufacturers, reducing their competitiveness. We are unable to predict the outcome of such legislation and the ultimate financial impact on our business, if any.

On April 30, 2009, we had $3.9 million in pre-petition receivables from Chrysler. On May 6, 2009, Chrysler started processing payments on our pre-petition receivables. As of the date of this filing, we have approximately $0.4 million in remaining pre-petition receivables outstanding with Chrysler. Of this amount, 67% is attributable to Flooring Assistance Receivables which are not paid until 120 days after invoice date or 14 days after the sale of the vehicle, whichever comes first. Vehicle Incentives make up the next largest category of receivables, representing 15% of the remaining balance. At the time of the GM bankruptcy filing, we had pre-petition receivables of $2.8 million with GM. As of the date of this filing, the pre-petition receivables remaining outstanding were approximately $0.7 million. Of this amount, 41% is related to holdback receivables and 50% is related to advertising assistance receivable, for a combined 91% of the remaining pre-bankruptcy balance. GM holdback is paid on a quarterly basis and advertising assistance is paid either quarterly or every six months, depending on the program. We believe the amounts owed from both Chrysler and GM remain collectible and no valuation allowance has been recorded.

On April 30, 2009, Chrysler Financial stopped providing advances for new floorplan financing. We utilized Chrysler Financial for floorplan financing at all of our Chrysler locations and certain non-Chrysler locations. Existing floorplan financing from Chrysler Financial remains in place, and will be repaid as inventory is sold. General Motors Acceptance Corporation (“GMAC”) has provided floorplan financing to all of our Chrysler Financial dealers on an interim basis. We anticipate we will be able to obtain permanent floorplan financing at all of our affected dealerships with substantially equivalent terms as our existing GMAC floorplan facilities. However, no assurances can be provided that we will be able to obtain financing at terms and conditions acceptable to us, or at all.

While New Chrysler and GM have both emerged from bankruptcy protection and completed their reorganizations, and much of the near-term risk to the viability of the suppliers has been mitigated, the future remains uncertain. The success of the reorganization and Chrysler’s integration with Fiat S.p.A., is unknown. The future financial condition of GM and New Chrysler, and their ability to provide products that result in sales and profits consistent with historical results is at risk. Resizing operations could negatively impact the volume of vehicles produced and available to dealers. As such, no assurances can be given that our financial condition, results of operations and cash flows will not be adversely impacted in the future.

Our lending agreements contain certain subjective acceleration clauses that may be exercised by the creditor if a “material adverse change” is determined to have occurred. In this situation, covenants and cross default provisions in certain debt agreements may be triggered, resulting in the immediate demand for amounts outstanding under the agreements. While the risk of such subjective acceleration has diminished, no assurances can be provided that creditors will not accelerate debt in the future.

As the circumstances surrounding the manufacturers’ continued viability and the success of the reorganized companies remain fluid and uncertain, we continue to evaluate the situation and the effect the potential outcomes described above may have on our business. As previously disclosed, we also are continuing to execute on our plan to address the current economic circumstances and weak sales environment by implementing further cost reductions in our business and increasing our liquidity position through refinancing of properties, sale of assets and other cash-generating activities. However, no assurances can be provided that we will be successful in executing these plans.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories consisted of the following (in thousands):

	June 30, 2009	December 31, 2008
New and program vehicles	$222,789	$338,799
Used vehicles	59,864	59,407
Parts and accessories	17,477	24,606

	$300,130	$422,812

Note 3. Earnings (Loss) Per Share

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

Following is a reconciliation of the income (loss) from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the quarters ended June 30, 2009 and 2008 (in thousands, except per share amounts):

Quarter Ended June 30,	2009		2008
Basic EPS	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) from continuing operations applicable to common stockholders	$3,327	$723	$(163,498)	$(37,710)
Distributed income applicable to common stockholders	—	—	4,559	1,051

Basic undistributed net income (loss) from continuing operations applicable to common stockholders	$3,327	$723	$(168,057)	$(38,761)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	17,319	3,762	16,311	3,762

Basic distributed net income per share applicable to common stockholders	$—	$—	$0.28	$0.28
Basic undistributed net income (loss) per share applicable to common stockholders	0.19	0.19	(10.30)	(10.30)

Basic earnings (loss) per share applicable to common stockholders	$0.19	$0.19	$(10.02)	$(10.02)

Quarter Ended June 30,	2009		2008
Diluted EPS	Class A	Class B	Class A	Class B
Numerator:
Distributed net income applicable to common stockholders	—	—	$4,559	$1,051
Reallocation of distributed net income due to conversion of Class B to Class A common shares outstanding	—	—	1,051	—

Diluted distributed net income applicable to common stockholders	—	—	$5,610	$1,051

Undistributed net income (loss) from continuing operations applicable to common stockholders	$3,327	$723	$(168,057)	$(38,761)
2 7/8% convertible senior subordinated notes	26	—	—	—
Reallocation of undistributed net income (loss) due to conversion of Class B to Class A	723	—	(38,761)	—

Diluted undistributed net income (loss) from continuing operations applicable to common stockholders	$4,076	$723	$(206,818)	$(38,761)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	17,319	3,762	16,311	3,762
Weighted average number of shares from assumed conversion of 2 7/8% convertible senior subordinated notes	135	—	—	—
Weighted average number of shares from stock options	15	—	—	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	21,231	3,762	20,073	3,762

Diluted distributed net income per share applicable to common stockholders	$—	$—	$0.28	$0.28
Diluted undistributed net income (loss) per share applicable to common stockholders	0.19	0.19	(10.30)	(10.30)

Diluted net income (loss) per share available to common stockholders	$0.19	$0.19	$(10.02)	$(10.02)

Quarter Ended June 30,	2009		2008
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
2 7/8% convertible senior subordinated notes	—	—	2,311	—
Shares issuable pursuant to stock options not included since they were antidilutive	1,734	—	1,339	—

Six Months Ended June 30,	2009		2008
Basic EPS	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) from continuing operations applicable to common stockholders	$3,390	$744	$(163,396)	$(37,919)
Distributed income applicable to common stockholders	—	—	6,807	1,580

Basic undistributed net income (loss) from continuing operations applicable to common stockholders	$3,390	$744	$(170,203)	$(39,499)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	17,155	3,762	16,211	3,762

Basic distributed net income per share applicable to common stockholders	$—	$—	$0.42	$0.42
Basic undistributed net income (loss) per share applicable to common stockholders	0.20	0.20	(10.50)	(10.50)

Basic earnings (loss) per share applicable to common stockholders	$0.20	$0.20	$(10.08)	$(10.08)

Six Months Ended June 30,	2009		2008
Diluted EPS	Class A	Class B	Class A	Class B
Numerator:
Distributed net income applicable to common stockholders	—	—	$6,807	$1,580
Reallocation of earnings due to conversion of Class B to Class A common shares outstanding	—	—	1,580	—

Diluted distributed net income applicable to common stockholders	—	—	$8,387	$1,580

Undistributed net income (loss) from continuing operations applicable to common stockholders	$3,390	$744	$(170,203)	$(39,499)
2 7/8% convertible senior subordinated notes	—	—	—	—
Reallocation of undistributed net income (loss) due to conversion of Class B to Class A	744	—	(39,499)	—

Diluted undistributed net income (loss) from continuing operations applicable to common stockholders	$4,134	$744	$(209,702)	$(39,499)

Denominator:
Weighted average number of shares outstanding used to calculate basic net income (loss) per share	17,155	3,762	16,211	3,762
Weighted average number of shares from assumed conversion of 2 7/8% convertible senior subordinated notes	—	—	—	—
Weighted average number of shares from stock options	43	—	—	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted net income (loss) per share	20,960	3,762	19,973	3,762

Diluted distributed net income per share applicable to common stockholders	$—	$—	$0.42	$0.42
Diluted undistributed net income (loss) per share applicable to common stockholders	0.20	0.20	(10.50)	(10.50)

Diluted net income (loss) per share available to common stockholders	$0.20	$0.20	$(10.08)	$(10.08)

Antidilutive Securities
2 7/8% convertible senior subordinated notes	647	—	2,309	—
Shares issuable pursuant to stock options not included since they were antidilutive	1,755	—	1,309	—

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and six-month periods ended June 30, 2009 and 2008 included the change in the fair value of cash flow hedging instruments that are reflected in stockholders’ equity, net of tax, instead of net income (loss). The following table sets forth the calculation of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss)	$3,663	$(243,784)	$4,992	$(245,945)
Cash flow hedges:
Derivative gain, net of tax effect of $(713), $(1,726), $(1,196) and $(492)	1,160	2,816	1,991	803

Total comprehensive income (loss)	$4,823	$(240,968)	$6,983	$(245,142)

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

In the second quarter of 2009, we granted 20,570 shares of common stock to members of our Board of Directors related to their 2008-2009 board service. The fair market value on the date of grant was $3.225 per share and the shares were 100% vested on the date of grant. In addition, we issued to members of our Board of Directors 8,000 non-qualified stock options with a grant date fair value of $2.343 per share, 1,833 non-qualified stock options with a grant date fair value of $6.424 per share, 41,952 shares of restricted stock with a grant date fair value of $3.225 per share and 3,571 shares of restricted stock with a grant date fair value of $8.78 per share. These awards are related to the 2009-2010 service period and vest on the date of the next annual shareholders’ meeting. Total compensation expense for these stock-based awards was $264,000, and approximately $222,000 of this amount will be recognized in 2009.

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

When a store meets the criteria of “held for sale,” as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the results of operations are reclassified into discontinued operations. We anticipate the completion of the sale for each store to occur within 12 months from the date of initial determination.

For stores that remain in discontinued operations for more than 12 months, we perform an evaluation under the criteria established in SFAS No. 144 to determine if continued inclusion is appropriate. As of June 30, 2009, we had seven stores that had been classified as discontinued operations for more than 12 months. Over the period these stores were available for sale, we continued to lower the price of the dealerships. We recorded additional impairment charges to recognize the assets at estimated fair value based on the outlook for potential sale proceeds. We believe our response to the declining economic factors, diminishing sources of credit with financially viable terms, and overall uncertainty surrounding the future demonstrated that we took actions necessary to respond to a change in circumstances; and that the assets were and continue to be actively marketed at a reasonable price given the continuing changes in circumstances. Finally, for these locations, we evaluated the six criteria in paragraph 30 of SFAS No. 144 and concluded that we continued to meet the required criteria. Therefore, we believe that the stores’ continued classification within discontinued operations is appropriate.

During the first six months of 2009, we disposed of five stores and ceased operations at two stores that had been held for sale and classified as discontinued operations at December 31, 2008. We classified four stores to discontinued operations that were sold during the first six months of 2009. As a result of the Chrysler and GM bankruptcies, we reclassified four additional stores to discontinued operations. Two of these locations were Chrysler franchises that ceased operations in July 2009. The other two locations are GM stores that received notification of their closure and repurchase by GM through a modification of their franchise agreements. The third GM location where we received a notification of termination was already classified in discontinued operations.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$68,368	$181,479	$154,048	$374,148

Pre-tax loss from discontinued operations	$(377)	$(4,781)	$(2,523)	$(8,261)
Gain (loss) on disposal activities	(285)	(63,703)	3,915	(63,703)

	(662)	(68,484)	1,392	(71,964)
Income tax benefit (expense)	275	25,908	(534)	27,334

Income (loss) from discontinued operations, net of income taxes	$(387)	$(42,576)	$858	$(44,630)

Amount of goodwill and other intangible assets disposed of	$1,017	$—	$1,037	$—

Cash generated from disposal activities	$10,409	$—	$22,051	$—

The gain (loss) on disposal activities included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Goodwill and other intangible assets	$3,597	$(45,876)	$10,420	$(45,876)
Property, plant and equipment	(2,146)	(14,418)	(5,500)	(14,418)
Inventory	932	(2,991)	2,233	(2,991)
Other	(2,668)	(418)	(3,238)	(418)

	$(285)	$(63,703)	$3,915	$(63,703)

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base.

As of June 30, 2009 and December 31, 2008, we had 13 and 18 stores, respectively, classified as held for sale. Assets held for sale included the following (in thousands):

	June 30, 2009	December 31, 2008
Inventories	$44,054	$65,584
Property, plant and equipment	94,315	93,871
Intangible assets	1,652	1,968

	$140,021	$161,423

Liabilities related to assets held for sale included the following (in thousands):

	June 30, 2009	December 31, 2008
Floorplan notes payable	$29,161	$56,358
Real estate debt	52,756	51,814

	$81,917	$108,172

Note 7. Goodwill and Indefinite-Lived Intangible Assets

Pursuant to SFAS No. 142, “Goodwill and Other Intangible Assets,” we account for franchise agreements as indefinite-lived intangible assets, which are not amortized, but tested for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred. If estimated future discounted net cash flows are not sufficient to recover the carrying value of the asset, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value.

Based on our evaluation of Emerging Issues Task Force (“EITF”) 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” we have concluded that the appropriate unit of accounting for determining franchise value is on an individual store basis.

In the second quarter of 2009, primarily based on macroeconomic events as well as a review of the profitability of our franchises, we tested the carrying value of franchise agreements for impairment on an interim basis for three of our franchises. Based on the results of the interim impairment test, no charges were recorded.

Note 8. Asset Impairments

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

In the second quarter of 2009, due to the macroeconomic events discussed in Note 7, we tested certain long-lived assets for recoverability. As a result of the test, one store location indicated an impairment of its long-lived assets. An impairment of $0.2 million was recorded in the second quarter of 2009.

Note 9. Fair Value Measurements

We adopted the provisions of SFAS No. 157, “Fair Value Measurements,” for our financial assets and liabilities on January 1, 2008. Effective January 1, 2009, we adopted the provisions of SFAS No. 157 for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of these provisions did not have a material effect on our financial position, results of operations or cash flows. These provisions apply to the valuation of assets and liabilities including (but not limited to) the valuation of our franchise rights when assessing franchise impairments, the valuation of property and equipment when assessing long-lived asset impairment, the valuation of assets acquired and liabilities assumed in business combinations and the valuation of assets and liabilities held for sale.

Effective June 30, 2009, we adopted the provisions of FASB Staff Position (“FSP”) No. FAS157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157 and emphasizes that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP amends SFAS

No. 157 to require disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires that entities define major categories for equity and debt securities in accordance with paragraph 19 of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Disclosures related to this FSP are included below.

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

We use the income approach to determine the fair value of our interest rate swaps using observable Level 2 market expectations at measurement date and standard valuation techniques to convert future amounts to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for very short term, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity are used to predict future reset rates to discount those future cash flows to present value at measurement date. Inputs are collected from Bloomberg on the last market day of the period. The same rates are used to determine the rate used to discount the future cash flows. The valuation of the interest rate swaps also takes into consideration our own, as well as the counterparty’s, risk of non-performance under the contract.

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

There were no changes to our valuation techniques during the three or six-month periods ended June 30, 2009.

The following table summarizes our assets and liabilities measured at fair value pursuant to SFAS No. 157 (in thousands):

	June 30, 2009
	Fair Value	Input Level
Interest rate swap liabilities	$7,034	Level 2
Assets held for sale	140,021	Level 3
Liabilities related to assets held for sale	81,917	Level 3

During the first two quarters of 2009, as a result of the continuing challenging economic environment, especially as it related to the Domestic Manufacturers, we assessed the fair value of our assets and liabilities held for sale using the valuation methodology described above.

The following table indicates valuation adjustments recorded during the three and six-month periods ended June 30, 2009 on our assets and liabilities that are measured at fair value on a non-recurring basis (in thousands):

	Assets held for sale	Liabilities related to assets held for sale
Three Months Ended June 30, 2009	$(4,611)	$—

Six Months Ended June 30, 2009	$(6,096)	$—

Effective June 30, 2009, we adopted FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP is applicable to the disclosure of fair value of our fixed rate debt and interest rate swaps. At June 30, 2009, we had $130.8 million of long-term fixed interest rate debt outstanding with maturity dates of between August 2009 and September 2027. We calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration, the fixed cash flows are discounted and summed to compute the fair value of the debt. Based on this analysis, we have determined that the fair value of this long-term fixed interest rate debt was approximately $141.3 million at June 30, 2009. We believe the carrying value of our variable rate debt approximates fair value.

Note 10. Repurchases of Debt

Senior Subordinated Convertible Notes

The following table summarizes our repurchases and redemptions of our senior subordinated convertible notes during the first six months of 2009:

Purchase Date	Face Amount Purchased	Purchase Price per $100	Total Purchase Price	Gain on Early Retirement of Debt
March 2009	$3.2 million	$95.8	$3.1 million	$0.1 million
April 2009	4.0 million	$99.2	4.0 million	—
April 2009	16.8 million	$99.3	16.7 million	0.1 million
April 2009	0.9 million	$99.3	0.9 million	—
April 2009	10.7 million	$99.2	10.6 million	0.1 million
May 2009	6.9 million	$100.0	6.9 million	—

	$42.5 million		$42.2 million	$0.3 million

The gain of $0.2 million and $0.3 million, respectively, on the retirement of the debt in the three and six-month periods ended June 30, 2009 is recorded as a component of Other income, net, on the consolidated statements of operations. As of June 30, 2009, none of our senior subordinated convertible notes remained outstanding.

Other Debt Instruments

During the six-month period ended June 30, 2009, we repurchased a $3.9 million zero coupon note related to an acquisition completed in 2006. As a result of the repurchase, we recorded a gain of approximately $1.0 million, which was classified in Other Income, net, in the consolidated statements of operations.

Note 11. Credit Facility Amendment

On March 31, 2009, we executed the sixth amendment to our working capital, acquisition and used vehicle credit facility (the “Credit Facility”) with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“Chrysler Financial”), DCFS U.S.A. LLC (“Mercedes Financial”) and Toyota Motor Credit Corporation (“TMCC”). This amendment reduced our minimum net worth requirement to $175 million and lowered our required current ratio to 1.05:1.0 at June 30, 2009 and September 30, 2009 and 1.1:1.0 at

December 31, 2009 and beyond. Additionally, the Credit Facility was reduced from $150 million to $100 million upon execution. Further reductions are required under the amendment, including to $75 million on May 1, 2009, to $50 million on September 30, 2009 and to $25 million on December 31, 2009. The amendment also stipulated a 50 basis point increase in the interest rate spread added to the 1-month LIBOR. At June 30, 2009, there was $68.0 million outstanding on the Credit Facility.

Note 12. Acquisition of Service Contracts

In March 2009, we entered into a transaction related to existing Lifetime Oil Change contracts with First Extended Service Corporation, in which we assumed the obligation to provide future services under the purchased contracts. The assets acquired and liabilities assumed in this transaction consist of cash of approximately $16.1 million and deferred revenue in the same amount. Costs to perform the future service under the contracts are estimated to be approximately $16.1 million. No gain or loss was recorded on this transaction.

Note 13. Derivative Instruments

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

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value of these interest rate swaps in other comprehensive income (loss) rather than net income (loss) until the underlying hedged transaction affects net income. At June 30, 2009 and December 31, 2008, the net fair value of all of our agreements totaled a loss of $7.0 million and $10.8 million, respectively, which was recorded on our balance sheet as a component of accrued liabilities and other long-term liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months was $2.8 million at June 30, 2009.

As of June 30, 2009, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

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

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at June 30, 2009 was 0.31% per annum as reported in the Wall Street Journal.

Following is summary disclosure information pursuant to SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which was adopted January 1, 2009 (in thousands).

At June 30, 2009 the fair value of our derivative instruments was included in our balance sheet as follows:

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	June 30, 2009	Location in Balance Sheet	June 30, 2009
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$1,485
	Other non-current assets	—	Other long-term liabilities	5,549

		$—		$7,034

In the fourth quarter of 2008, as inventory levels fell and future levels of floorplan debt were expected to decrease, we discontinued a cash flow hedge. Subsequently, we de-designated four other cash flow hedges and re-designated certain other swaps. As a result of these adjustments, a net loss balance of approximately $1.2 million remained as a component of accumulated other comprehensive income (loss) to be recognized over the remaining life of the swaps. In the second quarter of 2009, we determined that the original forecasted transaction for certain of the de-designated cash flow hedges became probable of not occurring. Therefore, we reclassified into earnings a gain of approximately $0.5 million as a reduction of interest expense in the quarter ended June 30, 2009.

The effect of derivative instruments on our Consolidated Statements of Operations for the three and six-month periods ended June 30, 2009 was as follows (in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/ (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended June 30, 2009
Interest Rate Swap Contracts	$896	Floorplan Interest expense	$(978)	Floorplan Interest expense	$457

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Three Months Ended June 30, 2009
Interest Rate Swap Contracts	Floorplan interest expense	$—

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Six Months Ended June 30, 2009
Interest Rate Swap Contracts	$1,270	Floorplan Interest expense	$(1,918)	Floorplan Interest expense	$396

Derivatives Not Designated as Hedging Instruments under SFAS No. 133	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Six Months Ended June 30, 2009
Interest Rate Swap Contracts	Floorplan interest expense	$(6)

See also Notes 4 and 9.

Note 14. Reclassifications

Certain reclassifications related to our discontinued operations were made to the prior period financial statements to conform to the current period presentation. Certain other immaterial reclassifications were made to conform to the current period presentation.

Note 15. Contingencies

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

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against the company (Dunham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney’s fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs’ request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. We have filed a motion requesting reconsideration of this class certification, but the arbitrator died before issuing his opinion. The reconsideration seeks a ruling whether these employees or some of these employees are exempt from the applicable state law that provides for the payment of overtime under certain circumstances. A new arbitrator has now been appointed who has advised he intends to make an independent opinion with respect to the request by the plaintiff for a class certification. A supplemental brief was recently filed by the company with respect to this issue but no ruling has yet been rendered.

Alaska Used Vehicles Sales Disclosures

On May 30, 2006, four of our wholly owned subsidiaries located in Alaska were served with a lawsuit alleging that the stores failed to comply with Alaska law relating to various disclosures required to be made during the sale of a used vehicle. The complaint was filed by Jackie Lee Neese, et al. v. Lithia Chrysler Jeep of Anchorage, Inc., et al. in the Superior Court for the State of Alaska at Anchorage, case number 3AN-06-04815CI. The complainants seek to represent other similarly situated customers. The court has not certified the suit as a class action. During the pendency of the Neese case, the State of Alaska brought charges against Lithia’s subsidiaries alleging the same factual allegations, and also alleging violations related to the practice of charging document fees. We settled the State action, which we believe resolves the disputes. However, the plaintiffs in the private action moved to intervene in the State of Alaska matter, and they also filed a second putative class action lawsuit, Jackie Lee Neese, et al, v. Lithia Chrysler Jeep of Anchorage, Inc., case number 3AN-06-13341CI, related to the document fee claims identified in the State of Alaska’s complaint. The second Neese lawsuit was consolidated with the first case. The court denied the plaintiffs’ request to intervene in the State of Alaska matter and the plaintiffs have filed an appeal with the Alaska Supreme Court challenging that denial. The trial court dismissed two of the stores involved in the first lawsuit because none of the named plaintiffs had purchased any vehicles from the two stores. The plaintiffs have also appealed that dismissal to the Alaska Supreme Court. The Court recently approved the settlement previously made with the state. We believe that the remaining claims are limited to approximately 100 customers who opted out of the class settlement with the state of Alaska.

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

Note 16. Recent Accounting Pronouncements

SFAS No. 168

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. As we believe that our accounting practices are consistent with the Codification, we do not believe that the adoption of SFAS No. 168 will have a material effect on our financial position, results of operations or cash flows.

SFAS No. 165

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 defines subsequent events as transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 defines two types of subsequent events: (i) events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements (that is, recognized subsequent events); and (ii) events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date (that is, nonrecognized subsequent events). In addition, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165 is effective for periods ending after June 15, 2009. The adoption of SFAS No. 165 effective June 30, 2009 did not have any effect on our financial position, results of operations or cash flows.

FSP No. 142-3

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” This FSP also adds certain disclosure requirements for intangible assets with definite useful lives. We have concluded our intangible assets associated with franchise rights have indefinite lives as the franchise agreements have no expiration date or, for agreements with expiration dates, our historical experience in renewing or extending such franchise rights without the payment of any significant fees, supports a continued classification as indefinite-lived intangible assets. Our intangible assets with definite useful lives are immaterial and are not typically renewed. Based on these facts, no additional disclosures were added pursuant to this FSP. The adoption of this FSP on January 1, 2009 did not have any effect on our financial position, cash flows and results of operations.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, and how derivative instruments and related hedged items affect an entity’s operating results, financial position and cash flows. As SFAS No. 161 only relates to disclosure of derivative and hedging activities, the adoption of SFAS No. 161 on January 1, 2009 did not have any effect on our financial position, cash flows or results of operations. See Note 13 for the disclosure requirements of SFAS No. 161.

Note 17. Subsequent Events

We have considered all events that have occurred subsequent to June 30, 2009 and through August 5, 2009, the issuance date of these financial statements.

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

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of August 5, 2009, we offered 27 brands of new vehicles and all brands of used vehicles in 88 stores in the United States and over the Internet. We sell new and used cars and light trucks; sell replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and GAP insurance for our automotive customers.

The first half of 2009 has continued to be a challenging retail environment. The projected Seasonally Adjusted Annualized Rate (“SAAR”) of vehicle sales has not materially increased from the historically low levels experienced in the fourth quarter of 2008. General Motors (“GM”) and Chrysler have both reorganized in bankruptcy. Unemployment has reached historically high levels and consumer spending continues to face headwinds as the recessionary environment becomes more pronounced and uncertainty regarding the economic outlook increases.

The reorganization of both Chrysler and GM did not materially impact sales levels as consumers were motivated to visit our locations in anticipation of aggressive new vehicle pricing. Overall, while the new vehicle market remained weak, our Chrysler and GM locations did not have materially different results from our other franchise locations.

Despite these negative trends, we have continued to make progress on our restructuring plan. While vehicle sales levels have remained weak, we have focused on improving the gross margin on each retail transaction. We have continued to take costs out of the organization in response to declining top line revenue numbers, through both expense control and personnel reductions. Continued progress has been made on our divestiture plan, as we have sold or closed 20 of the 31 stores we targeted for disposal as of December 31, 2008. As our operational results have stabilized, we have generated positive cash flows from operations. Finally, we have raised cash through mortgage financings, the assumption from a third party of future service contract obligations and the divestiture of assets. The cash generated and raised has been utilized to retire debt obligations and reduce the balance outstanding on our Credit Facilities.

We believe the actions we have taken over the past six months demonstrate the resiliency of our company. However, no assurances can be given that industry sales will not experience a further decline, or that our restructuring plan will be of sufficient magnitude to meet our operating objectives in a declining market.

Outlook

The overall macroeconomic issues that affected us in 2008 continued in the first half of 2009 and have reduced consumers’ desire and ability to purchase automobiles. An additional factor negatively impacting auto sales has been a reduction in available options for consumer auto loans. The manufacturers’ captive financing companies have suffered additional pressure as the financial crisis has raised their cost of funds and reduced their access to capital. This has prevented them from offering as many incentives designed to drive sales, such as subsidized interest rates and reduced the amount of loan to value they are willing to advance on vehicles.

The magnitude of the seasonal improvement we have typically experienced in March did not occur in the first quarter of 2009. This is similar to our experience in 2008, where the seasonally strong second and third quarters of the year were relatively flat compared with the first quarter of 2008. Our current operational plan assumes vehicle sales remain at the same level of seasonal improvement for the third quarter of 2009, and do not decline as dramatically in the fourth quarter of 2009 given the already historically low sales levels. However, no assurances can be provided that our plan will be achieved, or that a further deterioration in the economic environment will not occur.

Manufacturer Update

As discussed in Note 1, Interim Financial Statements, we are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. We finance our new vehicle inventory primarily with automotive manufacturers’ captive finance subsidiaries. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles and related financing. Our Chrysler, GM and Ford (“Domestic Manufacturers”) stores represented approximately 31%, 18%, and 5% of our new vehicle sales in the first six months of 2009, respectively, and approximately 32%, 19%, and 4% for all of 2008, respectively.

We receive incentives and rebates from our manufacturers, including cash allowances, financing programs, discounts, holdbacks and other incentives. These incentives are held as receivables on our balance sheet until payment is received. Our financial condition could be materially adversely impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives and rebates at substantially similar terms, or to pay our outstanding receivables. Total receivables from Domestic Manufacturers were $7.2 million and $12.4 million as of June 30, 2009 and December 31, 2008, respectively.

Most manufacturers have experienced significant declines in sales due to the current economic recession. Many have disclosed substantial operating losses over the recent past. Two of these manufacturers, Chrysler and GM, have filed a petition for Chapter 11 bankruptcy protection in the second quarter of 2009. Both succeeded in receiving approval for the transfer and sale of key operating assets into new companies with reduced debt, improved operating efficiencies, new ownership and resized operations.

In connection with its reorganization, the Chrysler entity emerging from bankruptcy protection (“New Chrysler”) assumed most Dealer Sales and Service (franchise) Agreements but elected to reject certain franchise agreements to significantly reduce its dealer count. Two of our Chrysler stores (Omaha Chrysler, Jeep, Dodge and Colorado Springs Chrysler, Jeep) were not assumed and those dealerships have ceased operations. However, five of our existing Dodge dealerships were awarded additional franchises to sell the Chrysler or Jeep brands.

GM undertook a similar process in its reorganization. With respect to the dealerships it elected to terminate, the cancellation was not immediate but, rather, the dealers were offered agreements limiting their current operations, with a final termination of these selected locations to be effective no later than October 2010. The GM closure list is not made public, and no individual dealership may disclose whether it will be retained or terminated. We received franchise agreement modification documents that terminate all operations at three locations, terminate Cadillac franchises at two Chevrolet/Cadillac stores, and terminate heavy truck franchises at two Chevrolet franchises. We have also received notification that our one Saturn franchise may not be continued if a sale to a third party is not completed.

There is legislation pending in Congress which, if passed and signed into law, would require the reinstatement of terminated dealerships and the reopening of certain manufacturing plants. U.S. Administration officials testified in opposition of such legislation. The final outcome is uncertain. While passage of the legislation could result in the reopening of closed Chrysler dealerships and the continuation of the GM dealerships, we would likely lose the recently awarded additional brands at the five Chrysler stores. Further, such reinstatement could add additional costs and burdens on the reorganized manufacturers reducing their competitiveness. We are unable to predict the outcome of such legislation and the ultimate financial impact on our business, if any.

On April 30, 2009, we had $3.9 million in pre-petition receivables from Chrysler. On May 6, 2009, Chrysler started processing payments on our pre-petition receivables. As of the date of this filing, we have approximately $0.4 million in remaining pre-petition receivables outstanding with Chrysler. Of this amount, 67% is attributable to Flooring Assistance Receivables which are not paid until 120 days after invoice date or 14 days after the sale of the vehicle, whichever comes first. Vehicle Incentives make up the next largest category of receivables, representing 15% of the remaining balance. At the time of the GM bankruptcy filing, we have pre-petition receivables of $2.8 million with GM. As of the date of this filing, the pre-petition receivables remaining outstanding are approximately $0.7 million. Of this amount, 41% is related to holdback receivables and 50% is related to advertising assistance receivable, for a combined 91% of the remaining pre-bankruptcy balance. GM holdback is paid on a quarterly basis and advertising assistance is paid either quarterly or every six months, depending on the program. We believe the amounts owed from both Chrysler and GM remain collectible and no valuation allowance has been recorded.

On April 30, 2009, Chrysler Financial stopped providing advances for new floorplan financing. We utilized Chrysler Financial for floorplan financing at all of our Chrysler locations and certain non-Chrysler locations. Existing floorplan financing from Chrysler Financial remains in place, and will be repaid as inventory is sold. General Motors Acceptance Corporation (“GMAC”) has provided floorplan financing to all of our Chrysler Financial dealers on an interim basis. We anticipate we will be able to obtain permanent floorplan financing at all of our affected dealerships with substantially equivalent terms as our existing GMAC floorplan facilities. However, no assurances can be provided that we will be able to obtain financing at terms and conditions acceptable to us, or at all.

While New Chrysler and GM have both emerged from bankruptcy protection and completed their reorganizations, and much of the near-term risk to the viability of the suppliers has been mitigated, the future remains uncertain. The success of the reorganization and Chrysler’s integration with Fiat S.p.A., is unknown. The future financial condition of GM and New Chrysler, and their ability to provide products that result in sales and profits consistent with historical results is at risk. Resizing operations could negatively impact the volume of vehicles produced and available to dealers. As such, no assurances can be give that our financial condition, results of operations and cash flows will not be adversely impacted in the future.

As the circumstances surrounding the manufacturers’ continued viability and the success of the reorganized companies remain fluid and uncertain, we continue to evaluate the situation and the effect the potential outcomes described above may have on our business. As previously disclosed, we also are continuing to execute on our plan to address the current economic circumstances and weak sales environment by implementing further cost reductions in our business and increasing our liquidity position through refinancing of properties, sale of assets and other cash-generating activities. However, no assurances can be provided that we will be successful in executing these plans.

Results of Continuing Operations

Certain revenue, gross profit margin and gross profit information by product line was as follows:

Three Months Ended June 30, 2009	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	48.4%	8.2%	20.4%
Used vehicle retail	28.4	14.7	21.5
Used vehicle wholesale	4.0	0.2	0.1
Finance and insurance(1)	3.5	100.0	17.9
Service, body and parts	15.6	49.4	39.7
Fleet and other	0.1	55.3	0.4

Three Months Ended June 30, 2008	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	58.1%	7.8%	26.8%
Used vehicle retail	21.1	12.0	15.0
Used vehicle wholesale	4.4	(2.8)	(0.8)
Finance and insurance(1)	3.8	100.0	22.7
Service, body and parts	12.3	48.8	35.8
Fleet and other	0.3	29.3	0.5

Six Months Ended June 30, 2009	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	48.2%	8.4%	20.8%
Used vehicle retail	27.9	13.8	19.8
Used vehicle wholesale	4.0	1.3	0.3
Finance and insurance(1)	3.5	100.0	17.8
Service, body and parts	16.3	48.7	40.9
Fleet and other	0.1	57.7	0.4

Six Months Ended June 30, 2008	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	57.0%	7.8%	26.3%
Used vehicle retail	21.4	12.1	15.2
Used vehicle wholesale	5.0	(2.0)	(0.6)
Finance and insurance(1)	3.8	100.0	22.7
Service, body and parts	12.6	48.2	35.9
Fleet and other	0.2	34.6	0.5

(1)	Commissions reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009(1)	2008(1)	2009(1)	2008(1)
Revenues:
New vehicle	48.4%	58.1%	48.2%	57.0%
Used vehicle retail	28.4	21.1	27.9	21.4
Used vehicle wholesale	4.0	4.4	4.0	5.0
Finance and insurance	3.5	3.8	3.5	3.8
Service, body and parts	15.6	12.3	16.3	12.6
Fleet and other	0.1	0.3	0.1	0.2

Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	19.4	16.8	19.4	16.9
Asset impairment charges	—	55.3	—	28.0
Selling, general and administrative expenses	15.4	14.5	16.1	14.5
Depreciation and amortization	1.0	0.8	1.0	0.8

Operating income (loss)	3.0	(53.8)	2.2	(26.4)
Floorplan interest expense	(0.6)	(0.9)	(0.7)	(0.9)
Other interest expense	(0.7)	(0.8)	(0.9)	(0.8)
Other income, net	0.1	0.2	0.2	0.1

Income (loss) from continuing operations before taxes	1.7	(55.3)	0.9	(28.0)
Income tax benefit (expense)	(0.7)	17.4	(0.4)	8.8

Income (loss) from continuing operations	1.0%	(37.8)%	0.5%	(19.2)%

(1)	The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the three and six-month periods ended June 30, 2009 compared to the three and six-month periods ended June 30, 2008:

(Dollars in thousands)	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
Revenues:
New vehicle	$194,489	$308,830	$(114,341)	(37.0)%
Used vehicle retail	113,930	112,052	1,878	1.7
Used vehicle wholesale	16,351	23,452	(7,101)	(30.3)
Finance and insurance	13,917	20,263	(6,346)	(31.3)
Service, body and parts	62,544	65,624	(3,080)	(4.7)
Fleet and other	597	1,432	(835)	(58.3)

Total revenues	401,828	531,653	(129,825)	(24.4)
Cost of sales:
New vehicle	178,614	284,879	(106,265)	(37.3)
Used vehicle retail	97,190	98,625	(1,435)	(1.5)
Used vehicle wholesale	16,314	24,098	(7,784)	(32.3)
Service, body and parts	31,677	33,631	(1,954)	(5.8)
Fleet and other	267	1,012	(745)	(73.6)

Total cost of sales	324,062	442,245	(118,183)	(26.7)

Gross profit	77,766	89,408	(11,642)	(13.0)
Asset impairment charges	—	294,075	(294,075)	(100.0)
Selling, general and administrative	61,858	76,892	(15,034)	(19.6)
Depreciation and amortization	3,991	4,261	(270)	(6.3)

Operating income (loss)	11,917	(285,820)	297,737	104.2
Floorplan interest expense	(2,416)	(4,750)	(2,334)	(49.1)
Other interest expense	(2,991)	(4,251)	(1,260)	(29.6)
Other income, net	258	1,068	(810)	(75.8)

Income (loss) from continuing operations before taxes	6,768	(293,753)	300,521	102.3
Income tax (expense) benefit	(2,718)	92,545	95,263	102.9

Income (loss) from continuing operations	$4,050	$(201,208)	$205,258	102.0%

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
New units sold	6,509	10,992	(4,483)	(40.8)%
Average selling price per new vehicle	$29,880	$28,096	$1,784	6.3

Used retail units sold	6,937	6,527	410	6.3
Average selling price per used retail vehicle	$16,424	$17,167	$(743)	(4.3)

Used wholesale units sold	2,855	4,082	(1,227)	(30.1)
Average selling price per used wholesale vehicle	$5,727	$5,745	$(18)	(0.3)

Finance and insurance sales per retail unit	$1,035	$1,157	$(122)	(10.5)

(Dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
Revenues:
New vehicle	$370,561	$598,447	$(227,886)	(38.1)%
Used vehicle retail	214,404	224,391	(9,987)	(4.5)
Used vehicle wholesale	31,674	51,542	(19,868)	(38.5)
Finance and insurance	26,570	40,335	(13,765)	(34.1)
Service, body and parts	125,091	132,621	(7,530)	(5.7)
Fleet and other	1,133	2,342	(1,209)	(51.6)

Total revenues	769,433	1,049,678	(280,245)	(26.7)
Cost of sales:
New vehicle	339,548	551,746	(212,198)	(38.5)
Used vehicle retail	184,914	197,321	(12,407)	(6.3)
Used vehicle wholesale	31,278	52,562	(21,284)	(40.5)
Finance and insurance	64,122	68,761	(4,639)	(6.7)
Service, body and parts	479	1,531	(1,052)	(68.7)

Total cost of sales	620,341	871,921	(251,580)	(28.9)

Gross profit	149,092	177,757	(28,665)	(16.1)
Asset impairment charges	—	294,075	(294,075)	(100.0)
Selling, general and administrative	123,794	152,302	(28,508)	(18.7)
Depreciation and amortization	8,065	8,559	(494)	(5.8)

Operating income (loss)	17,233	(277,179)	294,412	106.2
Floorplan interest expense	(5,122)	(9,458)	(4,336)	(45.8)
Other interest expense	(6,602)	(8,420)	(1,818)	(21.6)
Other income, net	1,423	1,123	300	26.7

Income (loss) from continuing operations before taxes	6,932	(293,934)	300,866	102.4
Income tax (expense) benefit	(2,798)	92,619	95,417	103.0

Income (loss) from continuing operations	$4,134	$(201,315)	$205,449	102.1%

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
New units sold	12,382	20,717	(8,335)	(40.2)%
Average selling price per new vehicle	$29,927	$28,887	$1,040	3.6

Used retail units sold	13,412	12,911	501	3.9
Average selling price per used retail vehicle	$15,986	$17,380	$(1,394)	(8.0)

Used wholesale units sold	5,740	8,269	(2,529)	(30.6)
Average selling price per used wholesale vehicle	$5,518	$6,233	$(715)	(11.5)

Finance and insurance sales per retail unit	$1,030	$1,199	$(169)	(14.1)

Revenues

Total revenues decreased 24.4% and 26.7%, respectively, in the three and six-month periods ended June 30, 2009 compared to the same periods of 2008 primarily as a result of a 24.2% and a 26.4% decrease, respectively, in same-store sales, excluding fleet. The decreases in same-store sales reflected the continuing challenging retail environment, led by declining credit availability and deteriorating consumer confidence as the recessionary environment gained momentum. As 2009 progresses, the revenue declines should slow as the prior year comparisons become less drastic due to the effects of the recessionary environment on the third and fourth quarters of 2008.

Same-store sales percentage increases (decreases) were as follows:

	Three months ended June 30, 2009 vs. three months ended June 30, 2008	Six months ended June 30, 2009 vs. six months ended June 30, 2008
New vehicle retail, excluding fleet	(36.8)%	(37.8)%
Used vehicle retail	2.3	(4.4)
Used vehicle wholesale	(31.2)	(39.4)
Total vehicle sales, excluding fleet	(26.7)	(29.3)
Finance and insurance	(34.8)	(33.6)
Service, body and parts	(5.2)	(5.5)
Total sales, excluding fleet	(24.2)	(26.4)

Same-store sales are calculated for stores that were in operation as of June 30, 2008, and only including the months of operations for both comparable periods. For example, a store acquired in April 2008 would be included in same-store operating data beginning in May 2008, after its first full complete comparable month of operation. Thus, operating results for same-store comparisons would include only the periods of May through June of both comparable years.

Within our business lines, vehicle sales have been impacted most severely by the current recessionary environment. Weak consumer confidence and a lack of available credit have reduced demand for vehicles. Same-store new vehicle sales declined by 36.8% and 37.8%, respectively, in the three and six-month periods ended June 30, 2009 compared to the same periods of 2008.

While same-store new vehicle unit sales have declined, same-store used vehicle retail unit sales have increased as consumers seek out lower-priced vehicles when making a purchase, and as we have focused on increasing higher margin used car sales. As a result of the shift in mix to more used vehicles and fewer new vehicles sold, our used to new vehicle sales ratio has improved from 0.62:1 in the first six months of 2008 to 1.08:1 in the first six months of 2009.

The decline in finance and insurance same-store sales was primarily due to fewer vehicles sold in the 2009 periods compared to the 2008 periods, as well as a decline in our penetration rate for finance and insurance products, and the impact of restrictions on the overall loan amount to vehicle invoice cost which can impact the financing of ancillary products

Additionally, in the first quarter of 2009, we discontinued the transfer of the obligation related to our lifetime lube, oil and filter insurance product to a third party. As a result, beginning March 1, 2009, we no longer recognize revenue related to earned commissions at the inception of the contract but, instead, defer the full sale price of the contract and recognize the revenue over the expected life of the contract as services are provided. This change improves our cash position as we retain 100% of the contract sales price, but decreased our finance and insurance revenues by approximately $80 and $58 per vehicle, respectively, in the three and six-months periods ended June 30, 2009 compared to the same periods of 2008.

Individual penetration rates for certain products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Finance and insurance	70%	74%	71%	76%
Service contracts	42	42	42	43
Lifetime oil change and filter	36	37	35	37

Our same-store service, body and parts business was also affected, albeit at a lesser magnitude than vehicle sales, by the challenging economic environment in the first six months of 2009. Declining consumer confidence has caused customers to defer maintenance work and routine servicing for longer periods of time. Warranty work accounted for approximately 20.3% and 20.9%, respectively, of our same-store service, body and parts sales in the three and six-month periods ended June 30, 2009. Same-store warranty sales were down 1.4% and up 0.5%, respectively, in the three and six-month periods ended June 30, 2009 compared to the same periods of 2008. Domestic brand warranty work increased by 2.1% and 3.9%, respectively, while import/luxury warranty work decreased by 5.8% and 3.6%, respectively, during the three and six-month periods ended June 30, 2009 compared to the same periods of 2008. The customer pay service and parts business, which represented 79.7% and 79.1%, respectively, of the total service, body and parts business in the three and six-month periods ended June 30, 2009, was down 6.1% and 7.0%, respectively, on a same-store basis compared to the same periods of 2008.

Gross Profit

Gross profit decreased $11.6 million and $28.7 million, respectively, in the three and six-month periods ended June 30, 2009 compared to the same periods of 2008 due to decreased total revenues, partially offset by an increase in our overall gross profit margin. Our gross profit margin by business line was as follows:

	Three Months Ended June 30,		Basis Point Change*
	2009	2008
New vehicle	8.2%	7.8%	40	bp
Retail used vehicle	14.7	12.0	270
Wholesale used vehicle	0.2	(2.8)	300
Finance and insurance	100.0	100.0	—
Service, body and parts	49.4	48.8	60
Overall	19.4	16.8	260

	Six Months Ended June 30,		Basis Point Change*
	2009	2008
New vehicle	8.4%	7.8%	60	bp
Retail used vehicle	13.8	12.1	170
Wholesale used vehicle	1.3	(2.0)	330
Finance and insurance	100.0	100.0	—
Service, body and parts	48.7	48.2	50
Overall	19.4	16.9	250

*	A basis point is equal to 1/100th of one percent.

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

As a result of the reorganization in bankruptcy by both Chrysler and GM, we evaluated our indefinite-lived intangible assets and our long-lived assets for impairment in the second quarter of 2009. Based our analysis, there was no indicated impairment of our franchise value. We recorded an impairment charge of approximately $0.2 million related to certain long-lived assets.

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

Based on the results of this analysis, we recorded the following impairment charges within continuing operations in the second quarter of 2008.

Goodwill	$272.5 million
Franchise value and other intangibles	14.6 million
Real estate	4.5 million
Other	2.5 million

$294.1 million

After the charge, and the allocation of goodwill based on the stores classified in discontinued operations, our remaining balance in goodwill was zero.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

SG&A decreased $15.0 million and $28.5 million, respectively, in the three and six-month periods ended June 30, 2009 compared to same periods of 2008. SG&A increased to 15.4% and 16.1% of revenue, respectively, in the three and six-month periods ended June 30, 2009 compared to 14.5% in both of the comparable periods of 2008. The increases in SG&A as a percentage of revenue were primarily due to a lower revenue base.

The changes in dollars spent were primarily due to the following:

	Three months ended June 30, 2009 vs. three months ended June 30, 2008	Six months ended June 30, 2009 vs. six months ended June 30, 2008
Decrease related to salaries, bonuses and benefits	$(6.8) million	$(16.1) million
Decrease related to legal and professional fees	(0.2) million	(2.5) million
Decrease related to asset impairments	(4.5) million	(4.5) million
Decrease related to travel expenses	(0.8) million	(1.5) million
Increase related to insurance expense	1.3 million	1.4 million
Decrease in other general expenses	(4.0) million	(5.3) million

	$(15.0) million	$(28.5) million

SG&A as a percentage of gross profit is an industry standard for measuring performance relative to SG&A. SG&A as a percentage of gross profit improved by 650 basis points and 270 basis points to 79.5% and 83.0%, respectively, in the three and six-month periods ended June 30, 2009 compared to 86.0% and 85.7%, respectively, in the comparable periods of 2008. While we have achieved improvements as a result of better matching our cost structure with our current revenue levels, we anticipate further improvements in the future as we continue to implement cost reductions and as gross profit improves.

In the three and six-month periods ended June 30, 2008, SG&A expense included a $4.5 million charge related to terminated construction projects. On a non-GAAP basis, the elimination of this charge would have reduced SG&A as a percentage of gross profit to 81.0% and 83.1%, respectively, in the three and six-month periods ended June 30, 2008.

Depreciation and Amortization

Depreciation – Buildings is comprised of depreciation expense related to buildings and significant remodels or betterments. Depreciation and Amortization – Other, is comprised of depreciation expense related to furniture, tools and equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

Depreciation and amortization decreased $0.3 million and $0.5 million, respectively, in the three and six-month periods ended June 30, 2009 compared to the same periods of 2008 due primarily to lower property and equipment balances as a result of the disposition of stores and the impairment of property and equipment during 2008 and 2009.

Operating Income (Loss)

Operating income (loss) in the three and six-month periods ended June 30, 2009 were 3.0% and 2.2% of revenue, respectively, compared to (53.8)% and (26.4)% of revenue, respectively, in the comparable periods of 2008. The operating losses in the 2008 periods were due primarily to the asset impairment charges discussed above. The 2009 periods were negatively affected by lower revenues over which to spread our selling, general and administrative expenses, partially offset by higher gross margins due to a shift in revenue sources and our improved cost structure.

Floorplan Interest Expense

Floorplan interest expense decreased $2.3 million and $4.3 million, respectively, in the three and six-month periods ended June 30, 2009 compared to the same periods of 2008. A decrease of $0.6 million and $2.3 million, respectively, resulted from changes in the average interest rates on our floorplan facilities. In addition, decreases of $1.3 million and $2.2 million, respectively, resulted from decreases in the average outstanding balances of our floorplan facilities. Changes from interest rate swaps resulted in a $0.4 million decrease and a $0.2 million increase, respectively, in the three and six-month periods ended June 30, 2009.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle line of credit.

Other interest expense decreased $1.3 million and $1.8 million, respectively, in the three and six-month periods ended June 30, 2009 compared to the same periods of 2008. Decreases in the average outstanding balances resulted in decreases of approximately $0.8 million and $1.4 million, respectively. Decreases of $0.4 million in both the three and six-month periods ended June 30, 2009 were related to decreases in the weighted average interest rate on our debt in the 2009 periods compared to the 2008 periods. The decreases in the average outstanding balances resulted primarily from the repayment of $42.5 million of our senior subordinated notes in the third and fourth quarters of 2008 and $42.5 million in the first and second quarters of 2009. As of June 30, 2009, none of the senior subordinated notes remained outstanding.

Other interest expense was reduced by capitalized interest on construction projects for the three and six-month periods ended June 30, 2009 by $0.4 million and $0.7 million, respectively. Other interest expense was reduced by $0.3 million and $0.7 million, respectively, for the three and six-month periods in 2008.

Income Tax Expense

Our effective income tax rate was 40.2% and 40.4%, respectively, in three and six-month periods ended June 30, 2009 compared to an effective income tax benefit rate of 31.5% in both the three and six-month periods ended June 30, 2008. For the full year 2009, we anticipate our income tax rate to be approximately 40.0%.

Pro Forma Reconciliations

Due to the significant non-cash impairment charges recorded in the second quarter of 2008, we are providing our results of operations excluding these items. We believe that each of the non-GAAP financial measures provided improves the transparency of our disclosure, provides a meaningful presentation of our results from core business operations excluding the impact of items not related to our ongoing core business operations and improves the period-to-period comparability of our results from core business operations.

The following table reconciles certain reported GAAP income (loss) amounts per the statements of operations to the comparable non-GAAP income (loss) amounts:

	Three Months Ended June 30,
	Income (loss)		Diluted income (loss) per share
	2009	2008	2009	2008
Continuing Operations
As reported	$4,050	$(201,208)	$0.19	$(10.02)
Goodwill impairment	—	193,638	—	9.65
Franchise value impairment	—	5,216	—	0.26
Other asset impairment	111	4,283	0.01	0.21
Gain on extinguishment of debt	(187)	—	(0.01)	—

Adjusted	$3,974	$1,929	$0.19	$0.10

Discontinued Operations
As reported	$(387)	$(42,576)	$(0.02)	$(2.12)
Impairments and disposal loss	361	39,508	0.02	1.97

Adjusted	$(26)	$(3,068)	$—	$(0.15)

Consolidated Operations
As reported	$3,663	$(243,784)	$0.17	$(12.14)

Adjusted	$3,948	$(1,139)	$0.19	$(0.05)

	Six Months Ended June 30,
	Income (loss)		Diluted income (loss) per share
	2009	2008	2009	2008
Continuing Operations
As reported	$4,134	$(201,315)	$0.20	$(10.08)
Goodwill impairment	—	193,638	—	9.70
Franchise value impairment	—	5,216	—	0.26
Other asset impairment	336	4,283	0.02	0.21
Gain on extinguishment of debt	(785)	—	(0.04)	—

Adjusted	$3,685	$1,822	$0.18	$0.09

Discontinued Operations
As reported	$858	$(44,630)	$0.04	$(2.24)
Impairments and disposal (gain) loss	(2,309)	39,508	(0.11)	1.98

Adjusted	$(1,451)	$(5,122)	$(0.07)	$(0.26)

Consolidated Operations
As reported	$4,992	$(245,945)	$0.24	$(12.31)

Adjusted	$2,234	$(3,300)	$0.11	$(0.17)

Discontinued Operations

During the first six months of 2009, we disposed of five stores and ceased operations at two stores that were held for sale and classified as discontinued operations at December 31, 2008. Additionally, in the first six months of 2009, we classified four stores in discontinued operations, all of which have been sold.

As a result of the Chrysler and GM bankruptcies, we reclassified four stores to discontinued operations. Two of these locations were Chrysler franchises that ceased operations in July 2009. The other two locations are GM stores that received notification of their closure and repurchase by GM through a modification of their franchise agreements. The third GM location where we received a notification of termination was already classified in discontinued operations.

As of June 30, 2009 and December 31, 2008, we had 13 and 18 stores, respectively, classified as discontinued operations and held for sale.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$68,368	$181,479	$154,048	$374,148

Pre-tax loss from discontinued operations	$(377)	$(4,781)	$(2,523)	$(8,261)
Gain (loss) on disposal activities	(285)	(63,703)	3,915	(63,703)

	(662)	(68,484)	1,392	(71,964)
Income tax benefit (expense)	275	25,908	(534)	27,334

Income (loss) from discontinued operations, net of income taxes	$(387)	$(42,576)	$858	$(44,630)

Amount of goodwill and other intangible assets disposed of	$1,017	$—	$1,037	$—

Cash generated from disposal activities	$10,409	$—	$22,051	$—

The gain (loss) on disposal activities included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Goodwill and other intangible assets	$3,597	$(45,876)	$10,420	$(45,876)
Property, plant and equipment	(2,146)	(14,418)	(5,500)	(14,418)
Inventory	932	(2,991)	2,233	(2,991)
Other	(2,668)	(418)	(3,238)	(418)

	$(285)	$(63,703)	$3,915	$(63,703)

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

As discussed in the Overview, the magnitude of the seasonal improvement we have typically experienced in March did not occur in the first quarter of 2009. This is similar to our experience in 2008, where the seasonally strong second and third quarters of the year were relatively flat compared with the first quarter of 2008. Our current operational plan assumes vehicle sales remain at the same level of seasonal improvement for the third quarter of 2009, and do not decline as dramatically in the fourth quarter of 2009 given the already historically low sales levels. However, no assurances can be provided that our plan will be achieved, or that a further deterioration in the economic environment will not occur.

Liquidity and Capital Resources

Principal Needs

Our principal needs for liquidity and capital resources are for capital expenditures, working capital and debt repayment. Historically, we have also used capital resources to fund our cash dividend payment and for acquisitions.

Historically, we have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements, financing of real estate and the proceeds from public equity and private debt offerings to finance operations and expansion. In addition, during the first six months of 2009 and all of 2008, we generated $1.7 million and $88.8 million, respectively, through the sale of assets and stores and the issuance of long-term debt, net of debt repayments. We believe the continued execution of our restructuring plan, including cost-saving initiatives, planned asset sales and cash flows from operations and availability under our lines of credit will result in levels of liquidity sufficient to meet our anticipated operating expenses, debt maturities and capital requirements for at least the next 12 months from June 30, 2009. However, no assurances can be provided that our restructuring plan and our cash flows from operations will be sufficient to meet our anticipated needs.

We have sufficient availability to accommodate our near-term capital needs. As part of the sixth amendment to the Credit Facility, the maximum availability was reduced to $75 million on May 1, 2009, with further reductions throughout 2009. Our Credit Facility matures on April 30, 2010, and we do not expect it to be extended beyond this date. We have considered these interim reductions and the expiration of the facility in our evaluation of our principal needs for liquidity over the next 12 months.

At June 30, 2009, we also had 13 stores held for sale. We disposed of 13 stores during 2009 through the date of the filing of this Form 10-Q, generating proceeds of $22.0 million, net of mortgages repaid.

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

Summary of Outstanding Balances on Credit Facilities

Interest rates on all of our credit facilities below, excluding the effects of our interest rate swaps, ranged from 2.06% to 6.00% at June 30, 2009. Amounts outstanding on the lines at June 30, 2009, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at June 30, 2009	Maximum Availability at June 30, 2009
New and program vehicle lines	$215,987	$—	(1)
Working capital, acquisition and used vehicle credit facility	68,000	6,658	(2)(3)(4)

	$283,987	$6,658

(1)	There are no formal limits on the new and program vehicle lines with certain lenders.
(2)	Reduced by $342 for outstanding letters of credit.
(3)	The amount available on the line is limited based on a borrowing base calculation and fluctuates monthly.
(4)	The sixth amendment to the Credit Facility provides for reductions in the maximum availability throughout 2009.

Inventories and Flooring Notes Payable

Our days supply of new vehicles at June 30, 2009 was two days above our five-year average historical days supply and 35 days below our December 31, 2008 levels. During the second quarter of 2009, the manufacturing shut-downs by Chrysler and General Motors assisted in the reduction of inventory levels. Despite the shut-downs, we continue to maintain adequate inventory levels for the summer selling season and have not realized a drop in vehicle sales due to inventory being unavailable.

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

Our days supply of used vehicles was six days below our historical June 30 balances at June 30, 2009, and 13 days below our December 31, 2008 balances. We believe our current used vehicle inventory levels are appropriate given our projected sales volumes and the shift in consumer demand away from new vehicles.

While our days supply of new vehicles is up, inventories are down in absolute dollars as a result of the disposition of stores throughout 2008 and the first six months of 2009. In connection with the decreased inventories, our new vehicle flooring notes payable decreased to $216.0 million at June 30, 2009 from $337.7 million at December 31, 2008. New vehicles are financed at approximately 100% of invoice cost.

Working Capital, Acquisition and Used Vehicle Credit Facility

We have a $75 million working capital, acquisition and used vehicle credit facility (the “Credit Facility”) with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“Chrysler Financial”), DCFS U.S.A. LLC (“Mercedes Financial”) and Toyota Motor Credit Corporation (“TMCC”), which expires April 30, 2010. We believe the Credit Facility continues to be an attractive source of financing given the current cost and availability of credit alternatives.

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

Cash dividends are permitted, based on a formula. We did not declare a dividend based on first or second quarter 2009 results, and, based on the formula stipulated in the agreement, we would not have been allowed to pay a dividend for the first or second quarter of 2009. Repurchases by us of our common stock are not permitted without the prior approval of our lenders.

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

New Vehicle Flooring

Chrysler Financial, Mercedes Financial, TMCC, Ford Motor Credit Company, GMAC LLC, VW Credit, Inc., American Honda Finance Corporation and BMW Financial Services NA, LLC provide new vehicle floorplan financing for their respective brands. Chrysler Financial and TMCC serve as the primary lenders for all other brands. In connection with its bankruptcy filing, Chrysler Financial has stopped providing floorplan financing on newly acquired inventory. Existing floorplan financing from Chrysler Financial remains in place, and will be repaid as inventory is sold. General Motors Acceptance Corporation (“GMAC”) has provided floorplan financing to all of our Chrysler Financial dealers, and certain other brands, on an interim basis. We anticipate we will be able to obtain permanent floorplan financing at all of our affected dealerships with substantially equivalent terms as our existing GMAC floorplan facilities. See Note 1 in Part I, Item 1 above. The new vehicle lines are secured by new vehicle inventory of the stores financed by that lender. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity.

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

The Credit Facility agreement stipulates a minimum net worth of not less than $175 million. This net worth covenant is adjusted up by 75% of any net income amounts, and is not adjusted down based on net loss amounts. Our fixed charge coverage ratio cannot be less than 1.0:1, and our cash flow leverage ratio cannot be more than 3.75:1. Our minimum current ratio cannot be less than 1.05:1 at June 30, 2009, and cannot be less than 1.1:1 at December 31, 2009 and beyond.

As of June 30, 2009, our net worth was approximately $257.6 million, our fixed charge coverage ratio was 1.22:1, our cash flow leverage ratio was 2.86:1 and our current ratio was 1.12:1. Based on this data, we were in compliance with the four financial covenants set forth in our Credit Facility. We expect to remain in compliance with the financial covenants in our Credit Facility. However, no assurances can be provided that we will continue to remain in compliance with the financial covenants.

In the event that we are unable to meet the financial and restrictive covenants, we would enter into a discussion with the lenders to remediate the condition. If we were unable to remediate or cure the condition, a breach would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed, including the triggering of cross-default provisions to other debt agreements.

2.875% Senior Subordinated Convertible Notes due 2014

Through the filing date of this Form 10-Q, we repurchased or redeemed the entire $85.0 million of face amount of Senior Subordinated Convertible Notes due 2014 (the “Notes”).

The following table summarizes our repurchases and redemptions of the Notes:

Purchase Date	Face Amount Purchased	Purchase Price per $100	Total Purchase Price	Gain on Early Retirement of Debt
August 2008	$16.0 million	$89.0	$14.4 million	$1.6 million
October 2008	17.4 million	$86.5	15.1 million	2.3 million
October 2008	4.6 million	$81.0	3.7 million	0.9 million
December 2008	4.5 million	$89.0	4.0 million	0.5 million
March 2009	3.2 million	$95.8	3.1 million	0.1 million
April 2009	4.0 million	$99.2	4.0 million	—
April 2009	16.8 million	$99.3	16.7 million	0.1 million
April 2009	0.9 million	$99.3	0.9 million	—
April 2009	10.7 million	$99.2	10.6 million	0.1 million
May 2009	6.9 million	$100.0	6.9 million	—

	$85.0 million		$79.4 million	$5.6 million

The gain on the early retirement of the Notes is recorded as a component of other income, net on the consolidated statement of operations during the period of repurchase or redemption.

Share Repurchase Plan

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through June 30, 2009, we have purchased a total of 479,731 shares under this program, none of which were purchased during the first two quarters of 2009. Our Credit Facility agreement requires lender approval prior to any share repurchases. We may continue to repurchase shares from time to time in the future, if permitted by our credit facilities, and as conditions warrant.

Capital Commitments

We had capital commitments of $1.1 million at June 30, 2009 for the construction of one new facility, which will replace an existing facility. We already incurred $38.7 million for this project and anticipate incurring the remaining $1.1 million in the remainder of 2009.

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

We anticipate approximately $4 million in non-financeable capital expenditures in the next one to three years for various new facilities and other construction projects currently under consideration. Non-financeable capital expenditures are defined as minor upgrades to existing facilities, minor leasehold improvements, the percentage of major construction typically not financed by commercial mortgage debt, and purchases of furniture and equipment. We will continue to evaluate the advisability of the expenditures given the current weak economic environment, and anticipate a prudent approach to future capital commitments.

Contractual Obligations

Except for the repayment of $42.5 million principal amount of our Notes and the repurchase of $3.9 million in other debt in the first six months of 2009, there were no significant changes to our other contractual payment obligations from those reported in our 2008 Form 10-K.

Recent Accounting Pronouncements

See Note 16 of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition or cash flows. See also Note 15 of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Since the filing of our Form 10-K Report, Chrysler Corporation and General Motors Corporation both filed for reorganization under a Chapter 11 Bankruptcy Proceeding. The Bankruptcy Courts have subsequently approved the sale of substantially all of their key operating assets to new companies. While the short-term risks to the viability of the reorganized companies are significantly mitigated, the continued slowdown in domestic vehicle sales, aggravated by a cessation of manufacturing operations while the manufacturers were in bankruptcy, has put extreme financial pressure on many automotive manufacturers’ suppliers, some of whom have filed for reorganization in U.S. Bankruptcy Court. Should any key supplier cease operations, the ability of automotive manufacturers, domestic or foreign, to manufacture new vehicles would likely be disrupted, perhaps significantly. This, in turn, could have a material adverse effect on our results of operations, financial condition or cash flows.

See also Note 1 to Consolidated Financial Statements, included in Part I, Item 1 of this report, and discussions in Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in this report, for additional information regarding the reorganization of Chrysler and General Motors. The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 16, 2009 and Form 10-Q for the quarter ended March 31, 2009, which was filed May 11, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of the shareholders was held on April 30, 2009. Class A shares carry 1 vote per share on all matters voted upon and Class B shares carry 10 votes per share on all matters voted upon. The following actions were approved:

1.	To elect the following persons to serve as directors of Lithia Motors, Inc. until the next annual meeting of shareholders and until their successors are duly elected and qualified:

Name		No. of Shares Voting For	No. of Shares Withheld Voting
Sidney B. DeBoer	Class A	13,989,369	593,578
	Class B	3,762,231	—
Thomas Becker	Class A	13,403,535	1,179,412
	Class B	3,762,231	—
Bryan B. DeBoer	Class A	13,875,516	707,431
	Class B	3,762,231	—
William L. Glick	Class A	13,948,369	634,578
	Class B	3,762,231	—
Charles R. Hughes	Class A	13,948,521	634,426
	Class B	3,762,231	—
A.J. Wagner	Class A	13,949,265	633,682
	Class B	3,762,231	—

2.	To approve amendments to the Lithia Motors, Inc. Amended and Restated 2003 Stock Incentive Plan* and ratify two specific grants made in August 2008:

	Number of Shares Voting For	Number of Shares Voting Against	Number of Shares Abstaining	Number of Broker Non-Votes
Class A	1,761,342	8,394,677	3,329	4,423,599
Class B	3,762,231	—	—	—

*	A majority of the Class A common shares submitted by proxy prior to the meeting voted against this proposal. Due to the number of votes available to the holder of the Class B shares, the proposal could have been adopted despite the Class A votes. However, the portion of the proposal to amend and restate the 2003 Stock Incentive Plan was withdrawn at the meeting and the vote was limited to the ratification of the specific grants made in August 2008 as noted in the proxy statement.

To approve the 2009 Employee Stock Purchase Plan:

	Number of Shares Voting For	Number of Shares Voting Against	Number of Shares Abstaining	Number of Broker Non-Votes
Class A	5,655,368	4,499,211	4,769	4,423,599
Class B	3,762,231	—	—	—

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lithia Motors, Inc. – Corrected (filed as Exhibit 3.2 to Form 10-K filed March 16, 2009 and incorporated herein by reference).

10.1	Form of Indemnity Agreement for each Named Executive Officer (filed as Exhibit 10.1 to Form 8-K filed May 28, 2009 and incorporated herein by reference).

10.2	Form of Indemnity Agreement for each non-management Director (filed as Exhibit 10.2 to Form 8-K filed May 28, 2009 and incorporated herein by reference).

10.3	Amended and Restated 2003 Stock Incentive Plan of Lithia Motors, Inc., as amended May 1, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2009		LITHIA MOTORS, INC.

	By	/s/ SIDNEY B. DEBOER
Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)