Form 10-Q
period 2009-09-30
LITHIA MOTORS INC
filed 2009-10-30
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☐

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	22,037,420
Class B common stock without par value	3,762,231
(Class)	(Outstanding at October 30, 2009)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Current Assets:
Cash and cash equivalents	$4,382	$10,874
Contracts in transit	18,899	27,799
Trade receivables, net of allowance for doubtful accounts of $236 and $348	30,788	41,816
Inventories, net	255,036	422,812
Vehicles leased to others, current portion	6,608	8,308
Prepaid expenses and other	2,340	20,979
Deferred income taxes	—	2,541
Assets held for sale	124,845	161,423

Total Current Assets	442,898	696,552
Land and buildings, net of accumulated depreciation of $22,124 and $20,604	274,435	284,088
Equipment and other, net of accumulated depreciation of $49,930 and $47,414	48,836	62,188
Other intangible assets, net of accumulated amortization of $87 and $68	40,811	42,008
Other non-current assets	4,597	4,616
Deferred income taxes	45,644	44,007

Total Assets	$857,221	$1,133,459

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$75,062	$234,181
Floorplan notes payable: non-trade	104,358	103,519
Current maturities of senior subordinated convertible notes	—	42,500
Current maturities of other long-term debt	16,447	36,134
Trade payables	21,996	21,571
Accrued liabilities	56,415	50,951
Deferred income taxes	963	—
Liabilities related to assets held for sale	74,723	108,172

Total Current Liabilities	349,964	597,028
Real estate debt, less current maturities	181,718	163,708
Other long-term debt, less current maturities	32,196	101,476
Deferred revenue	16,008	4,442
Other long-term liabilities	13,580	18,462

Total Liabilities	593,466	885,116
Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 17,391 and 16,717	236,988	234,522
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	10,143	9,275
Accumulated other comprehensive loss	(4,437)	(5,810)
Retained earnings	20,593	9,888

Total Stockholders’ Equity	263,755	248,343

Total Liabilities and Stockholders’ Equity	$857,221	$1,133,459

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
New vehicle sales	$241,577	$282,669	$612,138	$881,116
Used vehicle sales	136,164	137,230	382,242	413,163
Finance and insurance	14,685	19,400	41,255	59,735
Service, body and parts	64,960	66,728	190,051	199,349
Fleet and other	814	846	1,947	3,188

Total revenues	458,200	506,873	1,227,633	1,556,551
Cost of sales:
New vehicle sales	220,247	261,016	559,795	812,762
Used vehicle sales	118,073	126,472	334,265	376,355
Service, body and parts	33,511	33,864	97,633	102,625
Fleet and other	536	482	1,015	2,013

Total cost of sales	372,367	421,834	992,708	1,293,755

Gross profit	85,833	85,039	234,925	262,796
Goodwill impairment	—	—	—	272,503
Other asset impairment	—	—	—	21,572
Selling, general and administrative	64,492	70,079	188,286	222,381
Depreciation - buildings	1,189	1,245	3,590	3,686
Depreciation and amortization - other	2,734	2,828	8,398	8,946

Operating income (loss)	17,418	10,887	34,651	(266,292)
Other income (expense):
Floorplan interest expense	(2,886)	(4,300)	(8,008)	(13,758)
Other interest expense	(2,943)	(4,070)	(9,545)	(12,490)
Other income, net	24	1,881	1,447	3,004

Total other income (expense)	(5,805)	(6,489)	(16,106)	(23,244)

Income (loss) from continuing operations before income taxes	11,613	4,398	18,545	(289,536)
Income tax (provision) benefit	(4,631)	(1,911)	(7,429)	90,720

Income (loss) from continuing operations	6,982	2,487	11,116	(198,816)
Loss from discontinued operations	(1,269)	(4,850)	(411)	(49,492)

Net income (loss)	$5,713	$(2,363)	$10,705	$(248,308)

Basic income (loss) per share from continuing operations	$0.33	$0.12	$0.53	$(9.90)
Basic loss per share from discontinued operations	(0.06)	(0.24)	(0.02)	(2.46)

Basic net income (loss) per share	$0.27	$(0.12)	$0.51	$(12.36)

Shares used in basic per share calculations	21,165	20,311	21,000	20,086

Diluted income (loss) per share from continuing operations	$0.32	$0.12	$0.53	$(9.90)
Diluted loss per share from discontinued operations	(0.06)	(0.24)	(0.02)	(2.46)

Diluted net income (loss) per share	$0.26	$(0.12)	$0.51	$(12.36)

Shares used in diluted per share calculations	21,573	20,371	21,595	20,086

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$10,705	$(248,308)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Goodwill impairment	—	272,503
Other asset impairments	—	21,572
Depreciation and amortization	11,988	12,632
Depreciation and amortization within discontinued operations	464	3,810
Amortization of debt discount	48	149
Stock-based compensation	1,584	1,477
Gain on early extinguishment of debt	(1,317)	(1,643)
Loss on disposal of other assets	332	4,761
(Gain) loss from disposal activities within discontinued operations	(1,150)	68,959
Deferred income taxes	1,006	(110,310)
Excess tax deficits (benefits) from share-based payment arrangements	45	(2)
(Increase) decrease, net of effect of acquisitions:
Trade and installment contract receivables, net	11,032	11,424
Contracts in transit	8,900	18,186
Inventories	167,545	66,647
Vehicles leased to others	696	(637)
Prepaid expenses and other	19,136	(4,734)
Other non-current assets	7	(712)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	(170,803)	(18,564)
Trade payables	(431)	(10,232)
Accrued liabilities	4,680	(1,975)
Other long-term liabilities and deferred revenue	9,016	(2,958)

Net cash provided by operating activities	73,483	82,045

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(4,446)	(12,255)
Financeable	(14,920)	(33,161)
Proceeds from sale of other assets	8,978	18,321
Cash paid for acquisitions, net of cash acquired	—	(605)
Proceeds from sale of stores	26,607	13,721

Net cash provided by (used in) investing activities	16,219	(13,979)

Cash flows from financing activities:
Borrowings under floorplan notes payable: non-trade	7,384	(11,786)
Borrowings on lines of credit	44,000	354,000
Repayments on lines of credit	(110,000)	(454,000)
Principal payments on long-term debt, scheduled	(14,423)	(5,431)
Principal payments on long-term debt and capital leases, other	(67,809)	(24,054)
Proceeds from issuance of long-term debt	42,904	73,985
Proceeds from issuance of common stock	1,796	3,595
Repurchase of common stock	(1)	(2)
Excess tax (deficits) benefits from share-based payment arrangements	(45)	2
Dividends paid	—	(8,419)

Net cash used in financing activities	(96,194)	(72,110)

Decrease in cash and cash equivalents	(6,492)	(4,044)

Cash and cash equivalents:
Beginning of period	10,874	21,665

End of period	$4,382	$17,621

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$23,787	$38,177
Cash refunded during the period for income taxes, net	15,464	2,686

Supplemental schedule of non-cash investing and financing activities:
Floorplan debt acquired in connection with acquisitions	$—	$566
Floorplan debt paid in connection with store disposals	25,895	13,212
Acquisition of assets with capital leases	5	3,107
Common stock received for the exercise price of stock options	—	2
Dividends accrued and not yet paid	—	1,025

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed consolidated financial statements contain unaudited information as of September 30, 2009 and for the three and nine-month periods ended September 30, 2009 and 2008. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2008 is derived from our 2008 Annual Report on Form 10-K, as amended by Form 8-K/A dated October 2, 2009. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2008 Annual Report on Form 10-K, as amended by Form 8-K/A dated October 2, 2009. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Concentrations of Risk and Uncertainties Regarding Manufacturers

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. We finance our new vehicle inventory primarily with automotive manufacturers’ captive finance subsidiaries. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles and related financing. Our Chrysler, General Motors (“GM”) and Ford (“Domestic Manufacturers”) stores represented approximately 30%, 18% and 5% of our new vehicle sales in the first nine months of 2009, respectively, and approximately 32%, 19% and 4% for all of 2008, respectively.

We receive incentives and rebates from our manufacturers, including cash allowances, financing programs, discounts, holdbacks and other incentives. These incentives are held as receivables on our balance sheet until payment is received. Our financial condition could be materially adversely impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives and rebates at substantially similar terms, or to pay our outstanding receivables. Total receivables from Domestic Manufacturers were $8.1 million and $12.4 million as of September 30, 2009 and December 31, 2008, respectively.

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

In connection with its reorganization, the Chrysler entity emerging from bankruptcy protection (“New Chrysler”) assumed most Dealer Sales and Service (franchise) Agreements but elected to reject certain franchise agreements to significantly reduce its dealer count. Two of our Chrysler stores (Omaha, NE Chrysler Jeep Dodge and Colorado Springs, CO Chrysler Jeep) were not assumed and those dealerships have ceased operations. Five of our existing Dodge dealerships were awarded additional franchises to sell either the Chrysler or Jeep brands, or both.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

GM undertook a similar process in its reorganization, and selected certain dealerships within its network for termination. The terminated dealerships were offered agreements winding down their operations with a final termination no later than October 2010. The GM closure list was not made public, and each terminated dealership signed a non-disclosure agreement with respect to its closure. We received franchise agreement modification documents that terminate all operations at three locations, terminate Cadillac franchises at two Chevrolet/Cadillac stores, and terminate heavy truck franchises at two Chevrolet franchises. We have also received notification that our one Saturn franchise will not be continued by GM.

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

On April 30, 2009, Chrysler Financial stopped providing advances for new floorplan financing. We utilized Chrysler Financial for floorplan financing at all of our Chrysler locations and certain non-Chrysler locations. Existing floorplan financing from Chrysler Financial is being repaid as inventory is sold. In the third quarter of 2009, General Motors Acceptance Corporation (“GMAC”) agreed to provide permanent floorplan financing to all of our locations previously utilizing Chrysler Financial for floor plan financing.

While New Chrysler and GM have both emerged from bankruptcy protection and completed their reorganizations, and much of the near-term risk to the viability of the suppliers has been mitigated, the future remains uncertain. The success of the reorganization and Chrysler’s integration with Fiat S.p.A., is unknown. The future financial condition of GM and New Chrysler, and their ability to provide products that result in sales and profits consistent with historical results is at risk. Resizing operations could negatively impact the volume of vehicles produced and made available to dealers. As such, no assurances can be given that our financial condition, results of operations and cash flows will not be adversely impacted in the future.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories consisted of the following (in thousands):

	September 30, 2009	December 31, 2008
New and program vehicles	$173,392	$338,799
Used vehicles	64,049	59,407
Parts and accessories	17,595	24,606

	$255,036	$422,812

Note 3. Earnings (Loss) Per Share

We compute net income per share of Class A and Class B common stock using the two-class method. Under this method, basic net income per share is computed using the weighted average number of common shares outstanding during the period excluding unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, conversion of any convertible senior subordinated notes and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and warrants is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

Except with respect to voting rights, the rights of the holders of our Class A and Class B common stock are identical. Our Articles of Incorporation require that the Class A and Class B common stock must share equally in any dividends, liquidation proceeds or other distribution with respect to our common stock and the Articles of Incorporation can only be amended by a vote of the shareholders. Additionally, Oregon law provides that amendments to our Articles of Incorporation, which would have the effect of adversely altering the rights, powers or preferences of a given class of stock, must be approved by the class of stock adversely affected by the proposed amendment. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

We adopted the provisions of FSP EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” in the quarter ended March 31, 2009. The adoption did not have a material impact on our basic or diluted earnings per share calculation.

Following is a reconciliation of the income (loss) from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the three and nine months ended September 30, 2009 and 2008 (in thousands, except per share amounts):

Three Months Ended September 30,	2009		2008
Basic EPS	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$5,741	$1,241	$2,026	$461
Distributed income applicable to common stockholders	—	—	861	196

Basic undistributed income from continuing operations applicable to common stockholders	$5,741	$1,241	$1,165	$265

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	17,403	3,762	16,549	3,762

Basic distributed income per share applicable to common stockholders	$—	$—	$0.05	$0.05
Basic undistributed income per share applicable to common stockholders	0.33	0.33	0.07	0.07

Basic income per share applicable to common stockholders	$0.33	$0.33	$0.12	$0.12

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Three Months Ended September 30,	2009		2008
Diluted EPS	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$—	$—	$861	$196
Reallocation of distributed income as a result of conversion of dilutive stock options	—	—	1	(1)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	—	—	195	—

Diluted distributed income applicable to common stockholders	$—	$—	$1,057	$195

Undistributed income from continuing operations applicable to common stockholders	$5,741	$1,241	$1,165	$265
Reallocation of undistributed income as a result of conversion of dilutive stock options	23	(23)	1	(1)
Reallocation of undistributed income due to conversion of Class B to Class A	1,218	—	264	—

Diluted undistributed income from continuing operations applicable to common stockholders	$6,982	$1,218	$1,430	$264

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	17,403	3,762	16,549	3,762
Weighted average number of shares from stock options	408	—	60	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted income per share	21,573	3,762	20,371	3,762

Diluted distributed income per share applicable to common stockholders	$—	$—	$0.05	$0.05
Diluted undistributed income per share applicable to common stockholders	0.32	0.32	0.07	0.07

Diluted income per share available to common stockholders	$0.32	$0.32	$0.12	$0.12

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Three Months Ended September 30,	2009		2008
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
2 7/8% convertible senior subordinated notes	—	—	2,212	—
Shares issuable pursuant to stock options not included since they were antidilutive	808	—	1,667	—

Nine Months Ended September 30,	2009		2008
Basic EPS	Class A	Class B	Class A	Class B
Numerator:
Income (loss) from continuing operations applicable to common stockholders	$9,125	$1,991	$(161,579)	$(37,237)
Distributed income applicable to common stockholders	—	—	7,675	1,769

Basic undistributed income (loss) from continuing operations applicable to common stockholders	$9,125	$1,991	$(169,254)	$(39,006)

Denominator:
Weighted average number of shares outstanding used to calculate basic income (loss) per share	17,238	3,762	16,324	3,762

Basic distributed income per share applicable to common stockholders	$—	$—	$0.47	$0.47
Basic undistributed income (loss) per share applicable to common stockholders	0.53	0.53	(10.37)	(10.37)

Basic income (loss) per share applicable to common stockholders	$0.53	$0.53	$(9.90)	$(9.90)

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Nine Months Ended September 30,	2009		2008
Diluted EPS	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	—	—	$7,675	$1,769
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	—	—	1,769	—

Diluted distributed income applicable to common stockholders	—	—	$9,444	$1,769

Undistributed income (loss) from continuing operations applicable to common stockholders	$9,125	$1,991	$(169,254)	$(39,006)
2 7/8% convertible senior subordinated notes	218	47	—	—
Reallocation of undistributed income as a result of conversion of convertible senior subordinated notes	40	(40)	—	—
Reallocation of undistributed income as a result of conversion of dilutive stock options	16	(16)	—	—
Reallocation of undistributed income (loss) due to conversion of Class B to Class A	1,982	—	(39,006)	—

Diluted undistributed income (loss) from continuing operations applicable to common stockholders	$11,381	$1,982	$(208,260)	$(39,006)

Denominator:
Weighted average number of shares outstanding used to calculate basic income (loss) per share	17,238	3,762	16,324	3,762
Weighted average number of shares from assumed conversion of 2 7/8% convertible senior subordinated notes	429	—	—	—
Weighted average number of shares from stock options	166	—	—	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted income (loss) per share	21,595	3,762	20,086	3,762

Diluted distributed income per share applicable to common stockholders	$—	$—	$0.47	$0.47
Diluted undistributed income (loss) per share applicable to common stockholders	0.53	0.53	(10.37)	(10.37)

Diluted income (loss) per share available to common stockholders	$0.53	$0.53	$(9.90)	$(9.90)

Antidilutive Securities
2 7/8% convertible senior subordinated notes	—	—	2,276	—
Shares issuable pursuant to stock options not included since they were antidilutive	1,436	—	1,430	—

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Comprehensive Income (Loss)

Comprehensive income (loss) for the three and nine-month periods ended September 30, 2009 and 2008 included the change in the fair value of cash flow hedging instruments that are reflected in stockholders’ equity, net of tax, instead of net income (loss). The following table sets forth the calculation of comprehensive income (loss) (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Net income (loss)	$5,713	$(2,363)	$10,705	$(248,308)
Cash flow hedges:
Derivative gain (loss), net of tax effect of $380, $210, $(816) and $(283), respectively	(618)	(347)	1,373	456

Total comprehensive income (loss)	$5,095	$(2,710)	$12,078	$(247,852)

Note 5. Stock-Based Compensation

In the first quarter of 2009, we issued restricted stock grants covering 68,480 shares of our Class A common stock to certain employees. The restricted stock grants fully vest on the fourth anniversary of the grant date. Total compensation related to these stock-based awards, calculated using a fair value methodology, was $159,000. Of the $159,000, approximately $32,000 will be recognized in 2009.

In the second quarter of 2009, we granted 20,570 shares of common stock to non-employee members of our Board of Directors related to their 2008-2009 board service. The fair market value on the date of grant was $3.225 per share and the shares were 100% vested on the date of grant. In addition, we issued to non-employee members of our Board of Directors 8,000 non-qualified stock options with a grant date fair value of $2.343 per share, 1,833 non-qualified stock options with a grant date fair value of $6.424 per share, 41,952 shares of restricted stock with a grant date fair value of $3.225 per share and 3,571 shares of restricted stock with a grant date fair value of $8.78 per share. These awards are related to the 2009-2010 service period and vest on the date of the next annual shareholders’ meeting or upon termination of service with approval by the Board of Directors. Total compensation expense for these stock-based awards was $264,000, and approximately $222,000 of this amount will be recognized in 2009.

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

When a store meets the criteria of “held for sale” as defined by ASC 360-10-45 “Property, Plant and Equipment, Overall, Other Presentation Matters,” the results of operations are reclassified into discontinued operations. We anticipate the completion of the sale for each store to occur within 12 months from the date of initial determination.

For stores that remain in discontinued operations for more than 12 months, we perform an evaluation to determine if continued inclusion is appropriate. As of September 30, 2009, we had eleven stores that had been classified as discontinued operations for more than 12 months. Over the period these stores were available for sale, we have continued to lower the price of the dealerships. We recorded additional impairment charges to recognize the assets at estimated fair value based on the outlook for potential sale proceeds. We believe our response to the declining economic factors, diminishing sources of credit with financially viable terms, and overall uncertainty surrounding the future demonstrated that we took actions necessary to respond to a change in circumstances; and that the assets were and continue to be actively marketed at a reasonable price given the continuing changes in circumstances. Finally, for these locations, we evaluated the relevant criteria defined by ASC 360-10-45 and concluded that the stores’ continued classification within discontinued operations is appropriate.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the first nine months of 2009, we disposed of five stores and ceased operations at two stores that had been held for sale and classified as discontinued operations at December 31, 2008. We classified four stores to discontinued operations that were sold during the first nine months of 2009. As a result of the Chrysler and GM bankruptcies, we reclassified four additional stores to discontinued operations. Two of these locations were Chrysler franchises that ceased operations in July 2009. The other two locations are GM stores that received notification of their closure and repurchase by GM through a modification of their franchise agreements. The third GM location where we received a notification of termination was already classified in discontinued operations.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$63,386	$169,775	$217,434	$543,923

Pre-tax income (loss) from discontinued operations	$606	$(2,839)	$(1,917)	$(11,100)
Gain (loss) on disposal activities	(2,765)	(5,256)	1,150	(68,959)

	(2,159)	(8,095)	(767)	(80,059)
Income tax benefit	890	3,245	356	30,567

Loss from discontinued operations, net of income tax benefit	$(1,269)	$(4,850)	$(411)	$(49,492)

Amount of goodwill and other intangible assets disposed of	$—	$7,771	$—	$7,771

Cash generated from disposal activities	$4,556	$13,721	$26,607	$13,721

The gain (loss) on disposal activities included the following (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Goodwill and other intangible assets	$261	$6,365	$10,681	$(39,511)
Property, plant and equipment	(2,040)	(7,120)	(7,541)	(21,538)
Inventory	(443)	(3,257)	1,790	(6,248)
Other	(543)	(1,244)	(3,780)	(1,662)

	$(2,765)	$(5,256)	$1,150	$(68,959)

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base.

As of September 30, 2009 and December 31, 2008, we had 13 and 18 stores, respectively, classified as held for sale. Assets held for sale included the following (in thousands):

	September 30, 2009	December 31, 2008
Inventories	$35,046	$65,584
Property, plant and equipment	88,590	93,871
Intangible assets	1,209	1,968

	$124,845	$161,423

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Liabilities related to assets held for sale included the following (in thousands):

	September 30, 2009	December 31, 2008
Floorplan notes payable	$21,408	$56,358
Real estate debt	53,315	51,814

	$74,723	$108,172

Note 7. Goodwill and Indefinite-Lived Intangible Assets

We account for franchise agreements as indefinite-lived intangible assets, which are not amortized, but tested for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred. If estimated future discounted net cash flows are not sufficient to recover the carrying value of the asset, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value. Based on our evaluation, we have concluded that the appropriate unit of accounting for determining franchise value is on an individual store basis.

In the second quarter of 2009, primarily based on macroeconomic events as well as a review of the profitability of our franchises, we tested the carrying value of franchise agreements for impairment on an interim basis for three of our franchises. Based on the results of the interim impairment test, no charges were recorded. We did not identify any conditions indicating an impairment may have occurred in the third quarter of 2009.

Note 8. Asset Impairments

Long-lived assets classified as held and used and definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. If estimated future undiscounted net cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying value of the asset exceeds its fair value.

In the second quarter of 2009, due to the macroeconomic events, we tested certain long-lived assets for recoverability. As a result of the test, one store location indicated an impairment of its long-lived assets and an impairment of $0.2 million was recorded in the second quarter of 2009. In addition, based on recoverability tests, we recorded an impairment of $0.4 million on long-lived assets in the third quarter of 2009.

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

Effective June 30, 2009, we adopted the provisions of FASB Staff Position (“FSP”) No. FAS157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” These provisions provide additional guidance for estimating fair value and emphasizes that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Additionally, the guidance required disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. Companies were also required to define major categories for equity and debt securities. Disclosures related to this guidance are included below.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

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

There were no changes to our valuation techniques during the three or nine-month periods ended September 30, 2009.

The following table summarizes our assets and liabilities measured at fair value (in thousands):

	September 30, 2009
	Fair Value	Input Level
Interest rate swap liabilities	$8,109	Level 2
Assets held for sale	124,845	Level 3
Liabilities related to assets held for sale	74,723	Level 3

During the first nine months of 2009, as a result of the continuing challenging economic environment, especially as it related to the Domestic Manufacturers, we assessed the fair value of our assets and liabilities held for sale using the valuation methodology described above.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table indicates valuation adjustments recorded during the three and nine-month periods ended September 30, 2009 on our assets and liabilities that are measured at fair value on a non-recurring basis (in thousands):

	Assets held for sale	Liabilities related to assets held for sale
Three Months Ended September 30, 2009	$(2,633)	$—

Nine Months Ended September 30, 2009	$(8,729)	$—

At September 30, 2009, we had $128.3 million of long-term fixed interest rate debt outstanding with maturity dates of between October 2009 and September 2027. We calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration, the fixed cash flows are discounted and summed to compute the fair value of the debt. Based on this analysis, we have determined that the fair value of this long-term fixed interest rate debt was approximately $126.2 million at September 30, 2009. We believe the carrying value of our variable rate debt approximates fair value.

Note 10. Repurchases of Debt

Senior Subordinated Convertible Notes

The following table summarizes our repurchases and redemptions of our senior subordinated convertible notes during the first nine months of 2009:

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

The gain of $0.3 million on the retirement of the debt in the nine-month period ended September 30, 2009 is recorded as a component of Other income, net, on the consolidated statements of operations. As of September 30, 2009, none of our senior subordinated convertible notes remained outstanding.

Other Debt Instruments

During the nine-month period ended September 30, 2009, we repurchased a $3.9 million zero coupon note related to an acquisition completed in 2006. As a result of the repurchase, we recorded a gain of approximately $1.0 million, which was classified in Other Income, net, in the consolidated statements of operations.

Note 11. Credit Facility Amendment

On March 31, 2009, we executed the sixth amendment to our working capital, acquisition and used vehicle credit facility (the “Credit Facility”) with U.S. Bank National Association, DaimlerChrysler Financial Services Americas LLC (“Chrysler Financial”), DCFS U.S.A. LLC (“Mercedes Financial”) and Toyota Motor Credit Corporation (“TMCC”). This amendment reduced our minimum net worth requirement to $175 million and lowered our required current ratio to 1.05:1.0 at June 30, 2009 and September 30, 2009 and 1.1:1.0 at December 31, 2009 and beyond. Additionally, the Credit Facility was reduced from $150 million to $100 million upon execution. Further reductions are required under the amendment, including to $75 million on May 1, 2009, to $50 million on September 30, 2009 and to $25 million on December 31, 2009. The amendment also stipulated a 50 basis point increase in the interest rate spread added to the 1-month LIBOR. At September 30, 2009, there was $20.0 million outstanding on the Credit Facility.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On October 28, 2009, we executed the seventh amendment to the Credit Facility. In conjunction with the seventh amendment, Chrysler Financial, Mercedes Financial and TMCC assigned their interest in the facility to US Bank National Association. The seventh amendment to the Credit Facility relaxes restrictions on acquisitions, share repurchases and dividend payments. It fixes available credit at $50 million through maturity, which is October 28, 2010. It stipulates certain financial covenants including a minimum tangible net worth requirement of $200 million; a minimum vehicle equity requirement of $45 million; a fixed charge coverage ratio of 1.05:1 through December 31, 2009, 1.15:1 through June 30, 2010 and 1.2:1 for periods thereafter; and a liabilities to tangible net worth ratio not to exceed 4:1. Finally, it decreases the interest rate on the line to the 1-month LIBOR plus 3.25%.

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

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value of these interest rate swaps in other comprehensive income (loss) rather than net income (loss) until the underlying hedged transaction affects net income. At September 30, 2009 and December 31, 2008, the net fair value of all of our agreements totaled a loss of $8.1 million and $10.8 million, respectively, which was recorded on our balance sheet as a component of accrued liabilities and other long-term liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months was $2.6 million at September 30, 2009.

As of September 30, 2009, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•	effective June 16, 2006 – a ten year, $25 million interest rate swap at a fixed rate of 5.587% per annum, variable rate adjusted on the 1st and 16th of each month;

•	effective January 26, 2008 – a five-year, $25 million interest rate swap at a fixed rate of 4.495% per annum, variable rate adjusted on the 26th of each month;

•	effective May 1, 2008 – a five year, $25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1 st and 16th of each month; and

•	effective May 1, 2008 – a five year, $25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1 st and 16th of each month.

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at September 30, 2009 was 0.25% per annum as reported in the Wall Street Journal.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At September 30, 2009 the fair value of our derivative instruments was included in our balance sheet as follows:

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	September 30, 2009	Location in Balance Sheet	September 30, 2009
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$1,827
	Other non-current assets	—	Other long-term liabilities	6,282

		$—		$8,109

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

The effect of derivative instruments on our Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended September 30, 2009
Interest Rate Swap Contracts	$(2,018)	Floorplan Interest expense	$(1,020)	Floorplan Interest expense	$(76)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Three Months Ended September 30, 2009
Interest Rate Swap Contracts	Floorplan Interest expense	$—

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Nine Months Ended September 30, 2009
Interest Rate Swap Contracts	$(748)	Floorplan Interest expense	$(2,937)	Floorplan Interest expense	$320

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Nine Months Ended September 30, 2009
Interest Rate Swap Contracts	Floorplan interest expense	$(6)

See also Notes 4 and 9.

Note 14. 2009 Employee Stock Purchase Plan

At our 2009 Annual Meeting of Shareholders in May 2009, our shareholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) and the reservation of 1,500,000 shares of our Class A common stock thereunder. The 2009 ESPP replaced the 1998 Employee Stock Purchase Plan, which was terminated.

Note 15. Reclassifications

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

Phillips/Allen/Aripe Cases

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

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On April 28, 2004, Robert Allen and 29 other plaintiffs (“Allen Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 04-3032-HO) against Lithia Motors, Inc. and three of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon UTPA and common law fraud. The Allen Plaintiffs seek damages, attorney’s fees and injunctive relief. The Allen Plaintiffs’ Complaint stems from vehicle purchases made at Lithia stores between July 2000 and April 2001. On August 27, 2004, we filed a Motion to Dismiss the Complaint. On May 26, 2005, the Court entered an Order granting Defendants’ Motion to Dismiss plaintiffs’ state and federal RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over plaintiffs’ UTPA and fraud claims. Plaintiffs filed a Motion to Reconsider the dismissal Order. On August 23, 2005, the Court granted Plaintiffs’ Motion for Reconsideration and permitted the filing of a Second Amended Complaint (“SAC”). On September 21, 2005, the Allen Plaintiffs, along with Ms. Phillips, filed the SAC. In this complaint, the Allen plaintiffs seek actual damages that total less than $500,000, trebled, approximately $3.0 million in mental distress claims, trebled, punitive damages of $15.0 million, attorney’s fees and injunctive relief. The SAC added as defendants certain officers and employees of Lithia. In addition, the SAC added a claim for relief based on the Truth in Lending Act (“TILA”). On November 14, 2005 we filed a second Motion to Dismiss the Complaint and a Motion to Compel Arbitration. In two subsequent rulings, the Court has dismissed all claims except those under Oregon’s Unfair Trade Practices Act and a single fraud claim for a named individual. We believe the actions of the court have significantly narrowed the claims and potential damages sought by the plaintiffs. Lithia’s motion to Compel Arbitration of Plaintiff’s remaining claims was denied and we filed an Answer to the Complaint on July 31, 2009. Discovery is now proceeding.

On September 23, 2005, Maria Anabel Aripe and 19 other plaintiffs (“Aripe Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 05-3083-HO) against Lithia Motors, Inc., 12 of its wholly-owned subsidiaries and certain officers and employees of Lithia, alleging violations of state and federal RICO laws, the Oregon UTPA, common law fraud and TILA. The Aripe Plaintiffs seek actual damages of less than $600,000, trebled, approximately $3.7 million in mental distress claims, trebled, punitive damages of $12.6 million, attorney’s fees and injunctive relief. The Aripe Plaintiffs’ Complaint stems from vehicle purchases made at Lithia stores between May 2001 and August 2005 and is substantially similar to the allegations made in the Allen case. On July 27, 2009, we filed a Motion to Dismiss all claims with the Arbitrators hearing the dispute. On September 30, 2009, the Chief Arbitrator issued an Order acknowledging the voluntary withdrawal of the federal RICO claims by the Plaintiff and dismissed the claim for emotional distress damages. Further motions are pending, but the most significant monetary exposures have been removed from the case.

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against the company (Dunham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney’s fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs’ request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. We have filed a motion requesting reconsideration of this class certification, but the arbitrator died before issuing his opinion. The reconsideration sought a ruling whether these employees or some of these employees are exempt from the applicable state law that provides for the payment of overtime under certain circumstances. The replacement arbitrator has now been appointed and recently ruled to remove all service and parts managers from the case. A class action opt-out notice was mailed to the service and parts employees in October 2009. No arbitration date has been set.

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

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Lithia and its subsidiary asked the trial court to certify its order as a final judgment. After the trial court denied their request, Lithia and its subsidiary petitioned the Washington Court of Appeals for discretionary review of the summary judgment decision, which was granted in April 2008. In January 2009, the Court of Appeals reversed the trial court judge’s ruling and directed the entry of a summary dismissal order in the case. Plaintiff then appealed this decision to the Washington Supreme Court which recently affirmed the dismissal order effectively eliminating any material claims.

VanSyoc Case

On August 14, 2002, Steven H. VanSyoc filed a lawsuit in the Superior Court of California for the County of Fresno (Case No. 08CECG02785) against a Lithia Motors subsidiary alleging fraud, deceit, intentional misrepresentation, concealment and failure to disclose, and negligence. Further, plaintiff asserts violations of California Civil Code § 1770(a)(2),(5),(6), (7), (9), (13), (14), (16) and (19) (a pattern, plan or scheme with intent to deceive or induce the purchase and increase the cost of vehicles; and California Civil Code § 17200, et.seq. (Unfair Competition Law)) and seeks an order enjoining the practice, unstated actual damages and an order certifying the case a class-action. Plaintiff alleges that we failed to disclose the vehicle he purchased was a former daily rental vehicle and misrepresented the terms and conditions of the Extended Service Agreement purchased by Plaintiff, and failed to disclose that the time and mileage limits actually started at a date significantly earlier than the purchase date. We have filed an answer denying all liability. Preliminary discovery has been undertaken which suggests the number of potential class members is insignificant.

We intend to vigorously defend all matters noted above, and to assert available defenses. We cannot make an estimate of the likelihood of negative judgment in any of these cases at this time. The ultimate resolution of the above noted cases is not expected to result in any significant settlement amounts. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 17. Recent Accounting Pronouncements

SFAS No. 168

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168 “FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” SFAS No. 168 will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. On the effective date, the Accounting Standards Codification (ASC) will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. As we believe that our accounting practices are consistent with the Codification, we do not believe that the adoption of SFAS No. 168 will have a material effect on our financial position, results of operations or cash flows.

SFAS No. 165 (ASC 855-10)

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

Note 18. Subsequent Events

We have considered all events that have occurred subsequent to September 30, 2009 and through October 30, 2009, the issuance date of these financial statements.

Sale of Class A Common Stock

On October 15, 2009, we sold 4,000,000 shares of our Class A common stock in a public offering at a price of $10.00 per share for gross proceeds of $40.0 million and net proceeds, after underwriting commissions, of $37.9 million. We also granted to the underwriters for the public offering a 30-day option to purchase up to an additional 600,000 shares to cover over-allotments, if any. The option to purchase the shares was exercised by the underwriters in its entirety, resulting in total gross proceeds of $46.0 million and net proceeds, after underwriting commissions, of $43.5 million.

Disposal of Stores

In October 2009, we disposed of the Reno Lincoln Mercury Audi Suzuki store. The disposal generated cash of approximately $1.1 million and resulted in a gain of $0.6 million.

Amendment to Credit Facility

On October 28, 2009, we executed the seventh amendment to the Credit Facility. In conjunction with the seventh amendment, Chrysler Financial, Mercedes Financial, and TMCC assigned their interest in the facility to US Bank National Association. The seventh amendment to the Credit Facility relaxes restrictions on acquisitions, share repurchases and dividend payments. It fixes available credit at $50 million through maturity, which is October 28, 2010. It stipulates certain financial covenants including a minimum tangible net worth requirement of $200 million; a minimum vehicle equity requirement of $45 million; a fixed charge coverage ratio of 1.05:1 through December 31, 2009, 1.15:1 through June 30, 2010, and 1.2:1 for periods thereafter; and a liabilities to tangible net worth ratio not to exceed 4:1. Finally it decreases the interest rate on the line to 1 month LIBOR plus 3.25%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

Some of the statements in this Form 10-Q constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A of this Form 10-Q.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of October 30, 2009, we offered 27 brands of new vehicles and all brands of used vehicles in 87 stores in the United States and over the Internet. We sell new and used cars and light trucks, sell replacement parts, provide vehicle maintenance, warranty, paint and repair services and arrange related financing, service contracts, protection products and credit insurance for our automotive customers. Our dealerships are geographically diverse and are primarily located in small and mid-size regional markets in the Western and Midwestern regions of the United States. The majority of our franchises are in “single-point” locations, meaning that these locations do not have competing dealerships offering the same brand as our dealerships offer.

As compared to automobile manufacturers, we believe that Lithia, like other automotive retailers, has a higher ratio of variable and discretionary costs to fixed costs. These variable and discretionary costs include sales commissions, personnel, advertising and inventory financing expenses, which can be adjusted to more closely match vehicle sales demand. In addition to adjusting costs, we seek to diversify our sources of revenue to mitigate the cyclicality of new vehicle sales. For example, our Service, Body and Parts business line generates substantially higher gross margins than vehicle sales and, historically, has been less affected by economic cycles. Similarly, through our used vehicle sales business line, we seek to utilize our existing dealership footprint to generate incremental sales free of any manufacturer restrictions.

To reduce our exposure to any one manufacturer and to changing consumer preferences, we offer a wide variety of both import and domestic new vehicle brands and models, including economy, luxury, sports utility vehicles, crossovers, minivans and light trucks. We believe our brand mix is well-suited to consumer preferences in the small and mid-size geographic markets we serve. We continuously evaluate our portfolio of franchises, divesting dealerships that are not expected to meet our financial return requirements while selectively acquiring attractive dealerships in our target markets.

We believe that the reorganization of Chrysler and General Motors did not materially impact our sales levels relative to the overall market sales environment. Overall, while the new vehicle market remains weak, our Chrysler and General Motors locations are not experiencing materially different results than our other franchise locations.

Our operating philosophy is based on an integrated, centralized operating structure. Through our management information system, our emphasis on standardized operating practices and the centralized processing of administrative and office functions, we seek to gain economies of scale from our dealership network. For example, accounts payable, accounts receivable, credit and collections, accounting and taxes, information technology, legal, human resources, human development, treasury, cash management, advertising and marketing functions are centralized at our corporate headquarters. These efficiencies have allowed us to reduce overall administrative personnel from 6.4 people per dealership in 2007 to 3.2 people per dealership as of August 31, 2009. The reduction of administrative functions at our dealerships allows our local store managers to focus on customer-facing opportunities in order to generate incremental revenues and gross profit. Our operations are supported by our formalized training and personal development program, which shares best practices across our dealership network and seeks to develop our store management talent.

We have restructured our operations to align our cost base with current industry vehicle sales levels. Through various cost cuts and personnel reductions, initiated in the second quarter of 2008, we have achieved $65 million of annualized permanent cost reductions. Since the second quarter of 2008 through September 30, 2009, we also generated $71 million in cash by divesting stores that were non-core or that did not meet our financial return expectations. We believe that we are well positioned to benefit from an increase in new vehicle sales above current levels.

We believe the actions we have taken over the past nine months demonstrate the resiliency of our company. However, no assurances can be given that industry sales will not experience a further decline, or that our restructuring plan will be of sufficient magnitude to meet our operating objectives in a declining market.

We continue to believe that the fragmented nature of the automotive dealership sector provides us with the opportunity to drive growth through consolidation. We have completed over 100 acquisitions since our initial public offering in 1996. Our acquisition strategy has been to acquire underperforming dealerships and, through the application of our centralized operating structure, improve store profitability. We believe the current economic environment provides us with attractive acquisition opportunities. Additionally, our management team possesses substantial experience, with our key management executives having an average of over 25 years experience in automotive retailing, and has demonstrated the ability to profitably operate stores and successfully integrate acquisitions.

Outlook

The overall macroeconomic issues that affected us in 2008 continued in the first nine months of 2009 and have reduced consumers’ desire and ability to purchase automobiles. An additional factor negatively impacting auto sales has been a reduction in available options for consumer auto loans. The manufacturers’ captive financing companies have suffered additional pressure as the financial crisis has raised their cost of funds and reduced their access to capital. This has prevented them from offering as many incentives designed to drive sales, such as subsidized interest rates, and reduced the amount of loan to value they are willing to advance on vehicles.

The magnitude of the seasonal improvement we have typically experienced in March did not occur in the first quarter of 2009. This is similar to our experience in 2008, where the seasonally strong second and third quarters of the year were relatively flat compared with the first quarter of 2008. The third quarter of 2009 experienced an incremental improvement in new vehicle sales as a result of the Car Allowance Rebate System (“CARS”) program. Our current operational plan assumes vehicle sales do not decline as dramatically in the fourth quarter of 2009 as they did in 2008 given the already historically low sales levels. However, given the incremental improvement in the third quarter results, new vehicle sales in subsequent quarters may trend lower than sales levels in the comparable prior year periods. No assurances can be provided that our plan will be achieved, or that a further deterioration in the economic environment will not occur.

Results of Continuing Operations

Certain revenue, gross margin and gross profit information by product line was as follows:

Three Months Ended September 30, 2009	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	52.7%	8.8%	24.9%
Used vehicle, retail	25.7	15.3	21.0
Used vehicle, wholesale	4.0	0.4	0.1
Finance and insurance(1)	3.2	100.0	17.1
Service, body and parts	14.2	48.4	36.6
Fleet and other	0.2	34.2	0.3

Three Months Ended September 30, 2008	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	55.8%	7.7%	25.5%
Used vehicle, retail	22.5	10.4	13.9
Used vehicle, wholesale	4.5	(4.7)	(1.2)
Finance and insurance(1)	3.8	100.0	22.8
Service, body and parts	13.2	49.3	38.6
Fleet and other	0.2	43.0	0.4

Nine Months Ended September 30, 2009	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	49.9%	8.6%	22.3%
Used vehicle, retail	27.1	14.3	20.2
Used vehicle, wholesale	3.9	0.9	0.2
Finance and insurance(1)	3.4	100.0	17.6
Service, body and parts	15.5	48.6	39.3
Fleet and other	0.2	47.9	0.4

Nine Months Ended September 30, 2008	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	56.6%	7.8%	26.0%
Used vehicle, retail	21.7	11.5	14.8
Used vehicle, wholesale	4.9	(2.8)	(0.7)
Finance and insurance(1)	3.8	100.0	22.7
Service, body and parts	12.8	48.5	36.8
Fleet and other	0.2	36.9	0.4

(1)	Commissions reported net of anticipated cancellations.

The following table sets forth selected condensed financial data, expressed as a percentage of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009(1)	2008(1)	2009(1)	2008(1)
Revenues:
New vehicle	52.7%	55.8%	49.9%	56.6%
Used vehicle retail	25.7	22.5	27.1	21.7
Used vehicle wholesale	4.0	4.5	3.9	4.9
Finance and insurance	3.2	3.8	3.4	3.8
Service, body and parts	14.2	13.2	15.5	12.8
Fleet and other	0.2	0.2	0.2	0.2

Total revenues	100.0%	100.0%	100.0%	100.0%
Gross profit	18.7	16.8	19.1	16.9
Goodwill and other asset impairment charges	—	—	—	18.9
Selling, general and administrative expenses	14.1	13.8	15.3	14.3
Depreciation and amortization	0.9	0.8	1.0	0.8

Operating income (loss)	3.8	2.1	2.8	(17.1)
Floorplan interest expense	0.6	0.8	0.7	0.9
Other interest expense	0.6	0.8	0.8	0.8
Other, net	—	(0.4)	(0.1)	(0.2)

Income (loss) from continuing operations before taxes	2.5	0.9	1.5	(18.6)
Income tax (expense) benefit	(1.0)	(0.4)	(0.6)	5.8

Income (loss) from continuing operations	1.5%	0.5%	0.9%	(12.8)%

(1)	The percentages may not add due to rounding.

The following tables set forth the changes in our operating results from continuing operations in the three and nine-month periods ended September 30, 2009 compared to the three and nine-month periods ended September 30, 2008:

(Dollars in thousands)	Three Months Ended September 30,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
New vehicle	$241,577	$282,669	$(41,092)	(14.5)%
Used vehicle retail	117,678	114,118	3,560	3.1
Used vehicle wholesale	18,486	23,112	(4,626)	(20.0)
Finance and insurance	14,685	19,400	(4,715)	(24.3)
Service, body and parts	64,960	66,728	(1,768)	(2.6)
Fleet and other	814	846	(32)	(3.8)

Total revenues	458,200	506,873	(48,673)	(9.6)
Cost of sales:
New vehicle	220,247	261,016	(40,769)	(15.6)
Used vehicle retail	99,654	102,274	(2,620)	(2.6)
Used vehicle wholesale	18,419	24,198	(5,779)	(23.9)
Service, body and parts	33,511	33,864	(353)	(1.0)
Fleet and other	536	482	54	11.2

Total cost of sales	372,367	421,834	(49,467)	(11.7)

Gross profit	85,833	85,039	794	0.9
Selling, general and administrative	64,492	70,079	(5,587)	(8.0)
Depreciation and amortization	3,923	4,073	(150)	(3.7)

Operating income	17,418	10,887	6,531	60.0
Floorplan interest expense	(2,886)	(4,300)	(1,414)	(32.9)
Other interest expense	(2,943)	(4,070)	(1,127)	(27.7)
Other income, net	24	1,881	(1,857)	(98.7)

Income from continuing operations before taxes	11,613	4,398	7,215	164.1
Income tax expense	(4,631)	(1,911)	2,720	142.3

Income from continuing operations	$6,982	$2,487	$4,495	180.7%

	Three Months Ended September 30,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
New units sold	8,364	9,450	(1,086)	(11.5)%
Average selling price per new vehicle	$28,883	$29,912	$(1,029)	(3.4)

Used retail units sold	7,156	7,059	97	1.4
Average selling price per used retail vehicle	$16,445	$16,166	$279	1.7

Used wholesale units sold	3,817	3,884	(67)	(1.7)
Average selling price per used wholesale vehicle	$4,843	$5,951	$(1,108)	(18.6)

Finance and insurance sales per retail unit	$946	$1,175	$(229)	(19.5)

(Dollars in thousands)	Nine Months Ended September 30,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenues:
New vehicle	$612,138	$881,116	$(268,978)	(30.5)%
Used vehicle retail	332,082	338,509	(6,427)	(1.9)
Used vehicle wholesale	50,160	74,654	(24,494)	(32.8)
Finance and insurance	41,255	59,735	(18,480)	(30.9)
Service, body and parts	190,051	199,349	(9,298)	(4.7)
Fleet and other	1,947	3,188	(1,241)	(38.9)

Total revenues	1,227,633	1,556,551	(328,918)	(21.1)
Cost of sales:
New vehicle	559,795	812,762	(252,967)	(31.1)
Used vehicle retail	284,568	299,595	(15,027)	(5.0)
Used vehicle wholesale	49,697	76,760	(27,063)	(35.3)
Service, body and parts	97,633	102,625	(4,992)	(4.9)
Fleet and other	1,015	2,013	(998)	(49.6)

Total cost of sales	992,708	1,293,755	(301,047)	(23.3)

Gross profit	234,925	262,796	(27,871)	(10.6)
Asset impairment charges	—	294,075	(294,075)	(100.0)
Selling, general and administrative	188,286	222,381	(34,095)	(15.3)
Depreciation and amortization	11,988	12,632	(644)	(5.1)

Operating income (loss)	34,651	(266,292)	300,943	(113.0)
Floorplan interest expense	(8,008)	(13,758)	(5,750)	(41.8)
Other interest expense	(9,545)	(12,490)	(2,945)	(23.6)
Other income, net	1,447	3,004	(1,557)	(51.8)

Income (loss) from continuing operations before taxes	18,545	(289,536)	308,081	106.4
Income tax (expense) benefit	(7,429)	90,720	98,149	108.2

Income (loss) from continuing operations	$11,116	$(198,816)	$209,932	105.6%

	Nine Months Ended September 30,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
New units sold	20,746	30,167	(9,421)	(31.2)%
Average selling price per new vehicle	$29,506	$29,208	$298	1.0

Used retail units sold	20,568	19,970	598	3.0
Average selling price per used retail vehicle	$16,146	$16,951	$(805)	(4.7)

Used wholesale units sold	9,557	12,153	(2,596)	(21.4)
Average selling price per used wholesale vehicle	$5,249	$6,143	$(894)	(14.6)

Finance and insurance sales per retail unit	$999	$1,191	$(192)	(16.1)

Revenues

Total revenues decreased 9.6% and 21.1%, respectively, in the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008, primarily as a result of a 9.2% and a 20.8% decrease, respectively, in same-store sales, excluding fleet. The decreases in same-store sales reflected the continuing challenging retail environment, led by declining credit availability and deteriorating consumer confidence. In the third quarter of 2009, some of the macroeconomic pressures were temporarily counteracted through the CARS program, which provided government sponsored rebates for consumers who elected to purchase a new vehicle with improved fuel economy. In the fourth quarter of 2009, the revenue declines on a year-over-year basis are expected to slow. This is a result of less drastic prior year comparisons due to the lower sales in the recessionary environment experienced in the second half of 2008.

Same-store sales percentage increases (decreases) were as follows:

	Three months ended September 30, 2009 vs. three months ended September 30, 2008	Nine months ended September 30, 2009 vs. nine months ended September 30, 2008
New vehicle retail, excluding fleet	(14.3)%	(30.3)%
Used vehicle retail	3.9	(1.6)
Used vehicle wholesale	(19.1)	(33.2)
Total vehicle sales, excluding fleet	(9.6)	(23.0)
Finance and insurance	(23.3)	(30.2)
Service, body and parts	(2.8)	(4.6)
Total sales, excluding fleet	(9.2)	(20.8)

Same-store sales are calculated for stores that were in operation as of September 30, 2009, and only including the months of operations for both comparable periods. For example, a store acquired in July 2008 would be included in same-store operating data beginning in August 2008, after its first full complete comparable month of operation. Thus, operating results for same-store comparisons would include only the periods of August through September of both comparable years.

Within our business lines, vehicle sales have been impacted most severely by the current recessionary environment. Weak consumer confidence and a lack of available credit have reduced demand for vehicles. The third quarter of 2009 experienced incremental improvement as a result of the CARS program, which provided government sponsored rebates for consumers who elected to purchase a new vehicle with improved fuel economy.

While same-store new vehicle unit sales have declined, same-store used vehicle retail unit sales have increased as consumers seek out lower-priced vehicles when making a purchase, and as we have focused on increasing higher-margin used car sales. We have focused our store personnel on maximizing retail used vehicle sales and reducing the number of used vehicles acquired via trade-in that have historically been wholesaled. As a result of the shift in mix to more used vehicles and fewer new vehicles sold, our used to new vehicle sales ratio has improved from 0.7:1 in the first nine months of 2008 to 1.0:1 in the first nine months of 2009.

The declines in finance and insurance same-store sales were primarily due to fewer vehicles sold in the 2009 periods compared to the 2008 periods, as well as a decline in our penetration rate for finance and insurance products, and the impact of restrictions on the overall loan amount to vehicle invoice cost which can impact the financing of ancillary products. Additionally, customers participating in the CARS program elected to pay cash for their vehicle at a higher rate and purchased fewer extended warranties and other ancillary products than our traditional customers.

Additionally, in the first quarter of 2009, we discontinued the transfer of the obligation related to our lifetime lube, oil and filter insurance product to a third party. As a result, beginning March 1, 2009, we no longer recognize revenue related to earned commissions at the inception of the contract but, instead, defer the full sale price of the contract and recognize the revenue over the expected life of the contract as services are provided. This change improves our cash position as we retain 100% of the contract sales price, but decreased our finance and insurance revenues by approximately $91 and $70 per vehicle, respectively, in the three and nine-months periods ended September 30, 2009 compared to the same periods of 2008.

Penetration rates for certain products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Finance and insurance	68%	72%	69%	74%
Service contracts	42	42	42	43
Lifetime oil change and filter	37	34	36	36

Our same-store service, body and parts business was also affected, albeit at a lesser magnitude than vehicle sales, by the challenging economic environment in the first nine months of 2009. Declining consumer confidence has caused customers to defer maintenance work and routine servicing for longer periods of time. Warranty work accounted for approximately 20.0% and 20.6%, respectively, of our same-store service, body and parts sales in the three and nine-month periods ended September 30, 2009. Same-store warranty sales were down 12.3% and 4.1%, respectively, in the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008. Domestic brand warranty work decreased by 9.4% and 1.0%, respectively, while import/luxury warranty work decreased by 15.7% and 8.0%, respectively, during the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008. The customer pay service and parts business, which represented 80.0% and 79.4%, respectively, of the total service, body and parts business in the three and nine-month periods ended September 30, 2009, was down 0.1% and 4.7%, respectively, on a same-store basis compared to the same periods of 2008.

Gross Profit

Gross profit increased $0.8 million and decreased $27.9 million, respectively, in the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008 due to decreased total revenues, offset by increases in our overall gross profit margins. Our gross profit margin by business line was as follows:

	Three Months Ended September 30,		Basis Point Change*
	2009	2008
New vehicle	8.8%	7.7%	110	bp
Retail used vehicle	15.3	10.4	490
Wholesale used vehicle	0.4	(4.7)	510
Finance and insurance	100.0	100.0	—
Service, body and parts	48.4	49.3	(90)
Overall	18.7	16.8	190

	Nine Months Ended September 30,		Basis Point Change*
	2009	2008
New vehicle	8.6%	7.8%	80	bp
Retail used vehicle	14.3	11.5	280
Wholesale used vehicle	0.9	(2.8)	370
Finance and insurance	100.0	100.0	—
Service, body and parts	48.6	48.5	10
Overall	19.1	16.9	220

*	A basis point is equal to 1/100th of one percent.

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

Goodwill and Other Asset Impairment Charges

We are required to test our goodwill and other indefinite lived intangible assets for impairment at least annually or more frequently if conditions indicate that an impairment may have occurred. In addition, long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.

As a result of the reorganization in bankruptcy by both Chrysler and GM, we evaluated our indefinite-lived intangible assets and our long-lived assets for impairment in the second quarter of 2009. Based our analysis, there was no indicated impairment of our franchise value. We recorded an impairment charge of approximately $0.4 million and $0.6 million, respectively, for the three and nine-months ended September 30, 2009, related to certain long-lived assets.

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

SG&A decreased $5.6 million and $34.1 million, respectively, in the three and nine-month periods ended September 30, 2009 compared to same periods of 2008. SG&A increased to 14.1% and 15.3% of revenue, respectively, in the three and nine-month periods ended September 30, 2009 compared to 13.8% and 14.3%, respectively, in the comparable periods of 2008. The increases in SG&A as a percentage of revenue were primarily due to a lower revenue base.

The increases (decreases) in dollars spent were primarily due to the following:

	Three months ended September 30, 2009 vs. three months ended September 30, 2008	Nine months ended September 30, 2009 vs. nine months ended September 30, 2008

Decrease related to salaries, bonuses and benefits	$(3.3) million	$(19.4) million
Decrease related to legal and professional fees	—	(2.6) million
Decrease related to asset impairments	—	(4.5) million
Decrease related to travel expenses	(0.7) million	(2.2) million
Increase related to advertising expenses	0.7 million	1.5 million
Increase (decrease) related to insurance expenses	(0.3) million	1.0 million
Decrease in other general expenses	(2.0) million	(7.9) million

	$(5.6) million	$(34.1) million

SG&A as a percentage of gross profit is an industry standard for measuring performance relative to SG&A. SG&A as a percentage of gross profit improved by 730 basis points and 450 basis points to 75.1% and 80.1%, respectively, in the three and nine-month periods ended September 30, 2009 compared to 82.4% and 84.6%, respectively, in the comparable periods of 2008. While we have achieved improvements as a result of better matching our cost structure with our current revenue levels, we anticipate further improvements in the future as new vehicle sales levels improve, generating more gross profit. The third quarter of 2009 also experienced incremental improvement as a result of the CARS program, which provided government sponsored rebates for consumers who elected to purchase a new vehicle with improved fuel economy.

In the nine-month period ended September 30, 2008, SG&A expense included a $4.5 million charge related to terminated construction projects. On a non-GAAP basis, the elimination of this charge would have reduced SG&A as a percentage of gross profit to 82.9% in the nine-month period ended September 30, 2008.

Depreciation and Amortization

Depreciation – Buildings is comprised of depreciation expense related to buildings and significant remodels or betterments. Depreciation and Amortization – Other, is comprised of depreciation expense related to furniture, tools and equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

Depreciation and amortization decreased $0.2 million and $0.6 million, respectively, in the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008 due primarily to lower property and equipment balances as a result of the disposition of stores and the impairment of property and equipment during 2008 and 2009.

Operating Income (Loss)

Operating income (loss) in the three and nine-month periods ended September 30, 2009 were 3.8% and 2.8% of revenue, respectively, compared to 2.1% and (17.1)% of revenue, respectively, in the comparable periods of 2008. The operating losses in the nine-month period of 2008 were due primarily to the asset impairment charges discussed above. The 2009 periods were negatively affected by lower revenues over which to spread our selling, general and administrative expenses, partially offset by higher gross margins due to a shift in revenue sources and our improved cost structure.

Floorplan Interest Expense

Floorplan interest expense decreased $1.4 million and $5.8 million, respectively, in the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008. A decrease of $0.1 million and $2.4 million, respectively, resulted from changes in the average interest rates on our floorplan facilities. In addition, decreases of $1.5 million and $3.8 million, respectively, resulted from decreases in the average outstanding balances of our floorplan facilities. Changes from interest rate swaps resulted in increases of $0.2 million and $0.4 million, respectively, in the three and nine-month periods ended September 30, 2009.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle lines of credit.

Other interest expense decreased $1.1 million and $2.9 million, respectively, in the three and nine-month periods ended September 30, 2009 compared to the same periods of 2008. Decreases of $0.1 million and $0.6 million in the three and nine-month periods ended September 30, 2009 were related to decreases in the weighted average interest rate on our debt in the 2009 periods compared to the 2008 periods. Decreases in the average outstanding balances resulted in decreases of approximately $1.2 million and $2.6 million, respectively. The decreases in the average outstanding balances resulted primarily from the repayment of $42.5 million of our senior subordinated notes in the third and fourth quarters of 2008 and the remaining $42.5 million in the first and second quarters of 2009.

Other interest expense was increased by a reduction in capitalized interest recorded on construction projects of $0.2 million and $0.9 million, respectively, for the three and nine-month periods ended September 30, 2009 compared to $0.5 million and $1.2 million, respectively, for the three and nine-month periods in 2008.

Income Tax Expense

Our effective income tax rate was 39.9% and 40.1%, respectively, in the three and nine-month periods ended September 30, 2009 compared to an effective income tax rate of 43.5% and a benefit of 31.3%, respectively, in the comparable periods of 2008. For the full year 2009, we anticipate our income tax rate to be approximately 40.0%.

Pro Forma Reconciliations

Due to the non-cash impairment charges recorded and gains on extinguishment of debt, we are providing our results of operations excluding these items. We believe that each of the non-GAAP financial measures provided improves the transparency of our disclosure, provides a meaningful presentation of our results from core business operations excluding the impact of items not related to our ongoing core business operations and improves the period-to-period comparability of our results from core business operations.

The following table reconciles certain reported GAAP income (loss) amounts per the statements of operations to the comparable non-GAAP income (loss) amounts:

	Three Months Ended September 30,
	Income (loss)		Diluted income (loss) per share
	2009	2008	2009	2008
Continuing Operations
As reported	$6,982	$2,487	$0.32	$0.12
Asset impairments	227	75	0.01	—
Gain on extinguishment of debt	—	(1,111)	—	(0.05)

Adjusted	$7,209	$1,451	$0.33	$0.07

Discontinued Operations
As reported	$(1,269)	$(4,850)	$(0.06)	$(0.24)
Impairments and disposal loss	1,668	3,103	0.08	0.15

Adjusted	$399	$(1,747)	$0.02	$(0.09)

Consolidated Operations
As reported	$5,713	$(2,363)	$0.26	$(0.12)

Adjusted	$7,608	$(296)	$0.35	$(0.02)

	Nine Months Ended September 30,
	Income (loss)		Diluted income (loss) per share
	2009	2008	2009	2008
Continuing Operations
As reported	$11,116	$(198,816)	$0.53	$(9.90)
Asset impairments	572	203,920	0.03	10.15
Gain on extinguishment of debt	(700)	(1,111)	(0.03)	(0.06)

Adjusted	$10,988	$3,993	$0.53	$0.19

Discontinued Operations
As reported	$(411)	$(49,492)	$(0.02)	$(2.46)
Impairments and disposal (gain) loss	(715)	42,658	(0.03)	2.12

Adjusted	$(1,126)	$(6,834)	$(0.05)	$(0.34)

Consolidated Operations
As reported	$10,705	$(248,308)	$0.51	$(12.36)

Adjusted	$9,862	$(2,841)	$0.48	$(0.15)

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

When a store meets the criteria of “held for sale” as defined by ASC 360-10-45 “Property, Plant and Equipment, Overall, Other Presentation Matters”, the results of operations are reclassified into discontinued operations. We anticipate the completion of the sale for each store to occur within 12 months from the date of initial determination.

For stores that remain in discontinued operations for more than 12 months, we perform an evaluation to determine if continued inclusion is appropriate. As of September 30, 2009, we had eleven stores that had been classified as discontinued operations for more than 12 months. Over the period these stores were available for sale, we have continued to lower the price of the dealerships. We recorded additional impairment charges to recognize the assets at estimated fair value based on the outlook for potential sale proceeds. We believe our response to the declining economic factors, diminishing sources of credit with financially viable terms, and overall uncertainty surrounding the future demonstrated that we took actions necessary to respond to a change in circumstances; and that the assets were and continue to be actively marketed at a reasonable price given the continuing changes in circumstances. Finally, for these locations, we evaluated the relevant criteria as defined by ASC 360-10-45 and concluded that the stores’ continued classification within discontinued operations is appropriate.

During the first nine months of 2009, we disposed of five stores and ceased operations at two stores that had been held for sale and classified as discontinued operations at December 31, 2008. We classified four stores to discontinued operations that were sold during the first nine months of 2009. As a result of the Chrysler and GM bankruptcies, we reclassified four additional stores to discontinued operations. Two of these locations were Chrysler franchises that ceased operations in July 2009. The other two locations are GM stores that received notification of their closure and repurchase by GM through a modification of their franchise agreements. The third GM location where we received a notification of termination was already classified in discontinued operations.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$63,386	$169,775	$217,434	$543,923

Pre-tax income (loss) from discontinued operations	$606	$(2,839)	$(1,917)	$(11,100)
Gain (loss) on disposal activities	(2,765)	(5,256)	1,150	(68,959)

	(2,159)	(8,095)	(767)	(80,059)
Income tax benefit	890	3,245	356	30,567

Loss from discontinued operations, net of income tax benefit	$(1,269)	$(4,850)	$(411)	$(49,492)

Amount of goodwill and other intangible assets disposed of	$—	$7,771	$—	$7,771

Cash generated from disposal activities	$4,556	$13,721	$26,607	$13,721

The gain (loss) on disposal activities included the following (in thousands):

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Goodwill and other intangible assets	$261	$6,365	$10,681	$(39,511)
Property, plant and equipment	(2,040)	(7,120)	(7,541)	(21,538)
Inventory	(443)	(3,257)	1,790	(6,248)
Other	(543)	(1,244)	(3,780)	(1,662)

	$(2,765)	$(5,256)	$1,150	$(68,959)

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

As discussed in the Overview, the magnitude of the seasonal improvement we have typically experienced in March did not occur in the first quarter of 2009. This is similar to our experience in 2008, where the seasonally strong second and third quarters of the year were relatively flat compared with the first quarter of 2008. The third quarter of 2009 experienced an incremental improvement as a result of the CARS program. Our current operational plan assumes vehicle sales do not decline as dramatically in the fourth quarter of 2009 as they did in the fourth quarter of 2008 given the already historically low sales levels. However, no assurances can be provided that our plan will be achieved, or that a further deterioration in the economic environment will not occur.

Liquidity and Capital Resources

Principal Needs

Our principal needs for liquidity and capital resources are for capital expenditures, working capital and debt repayment. Historically, we have also used capital resources to fund our cash dividend payment and for acquisitions.

Historically, we have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements, financing of real estate and the proceeds from public equity and private debt offerings to finance operations and expansion. In addition, during the first nine months of 2009 and all of 2008, we generated $10.7 million and $88.8 million, respectively, through the sale of assets and stores and the issuance of long-term debt, net of debt repayments.

On October 15, 2009, we sold 4,000,000 shares of our Class A common stock in a public offering at a price of $10.00 per share for gross proceeds of $40.0 million and net proceeds, after underwriting commissions, of $37.9 million. We also granted to the underwriters for the public offering a 30-day option to purchase up to an additional 600,000 shares to cover over-allotments, if any. The option to purchase the shares was exercised by the underwriters in its entirety, resulting in total gross proceeds of $46.0 million and net proceeds, after underwriting commissions, of $43.5 million. We intend to use the net proceeds from the offering for general corporate purposes, including working capital and potential acquisitions of additional dealerships and related businesses. Prior to such use, we are using the proceeds to pay down amounts outstanding under our Credit Facility, one or more flooring lines of credit or selected mortgage debt.

We have sufficient availability to accommodate our near-term capital needs. We executed the seventh amendment to our Credit Facility on October 28, 2009. The seventh amendment fixes credit availability at $50 million through the term of the agreement. We currently do not have any borrowings on the Credit Facility as a portion of the proceeds from the equity offering were used to pay down the remaining outstanding balance.

At September 30, 2009, we also had 13 stores held for sale. We disposed of 14 stores during 2009 through the date of the filing of this Form 10-Q, generating proceeds of $27.7 million, net of mortgages repaid.

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

Summary of Outstanding Balances on Credit Facilities

Interest rates on all of our credit facilities below, excluding the effects of our interest rate swaps, ranged from 1.79% to 6.00% at September 30, 2009. Amounts outstanding on the lines at September 30, 2009, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at September 30, 2009	Maximum Availability at September 30, 2009
New and program vehicle lines	$179,420	$—	(1)
Working capital, acquisition and used vehicle credit facility	20,000	29,658	(2)(3)

	$199,420	$29,658

(1)	There are no formal limits on the new and program vehicle lines with certain lenders.
(2)	Reduced by $342 for outstanding letters of credit.
(3)	The amount available on the line is limited based on a borrowing base calculation and fluctuates monthly.

Inventories and Flooring Notes Payable

Our days supply of new vehicles at September 30, 2009 was 12 days below our five-year average historical days supply and 46 days below our December 31, 2008 levels. During the second quarter of 2009, the manufacturing shut-downs by Chrysler and General Motors assisted in the reduction of inventory levels. The CARS program, which provided government sponsored rebates for consumers who elected to purchase a new vehicle with improved fuel economy, improved incremental new vehicle sales in the third quarter. This helped decrease new vehicle inventory levels to historic lows. While September may have experienced a slight decline in sales due to a lack of available inventory, the effects were not dramatic and have quickly been mitigated as inventory levels have returned. Going forward, we anticipate a disciplined approach towards vehicle inventory acquisitions.

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

Our days supply of used vehicles was in line with our historical September 30 balances at September 30, 2009, and four days above our December 31, 2008 balances. Used vehicle sales have not experienced the severe decline that new vehicle sales have. We believe our current used vehicle inventory levels are appropriate given our projected sales volumes and the shift in consumer demand away from new vehicles.

While our days supply of new vehicles is up, inventories are down in absolute dollars as a result of the disposition of stores throughout 2008 and the first nine months of 2009. In connection with the decreased inventories, our new vehicle flooring notes payable decreased to $179.4 million at September 30, 2009 from $337.7 million at December 31, 2008. New vehicles are financed at approximately 100% of invoice cost.

Working Capital, Acquisition and Used Vehicle Credit Facility

We have a $50 million working capital, acquisition and used vehicle credit facility (the “Credit Facility”) with U.S. Bank National Association, which expires October 28, 2010. We believe the Credit Facility continues to be an attractive source of financing given the current cost and availability of credit alternatives.

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

On October 28, 2009, we executed the seventh amendment to the Credit Facility. In conjunction with the seventh amendment, Chrysler Financial, Mercedes Financial, and TMCC assigned their interest in the facility to US Bank National Association. The seventh amendment to the Credit Facility relaxes restrictions on acquisitions, share repurchases and dividend payments. It fixes available credit at $50 million through maturity, which is October 28, 2010. It stipulates certain financial covenants including a minimum tangible net worth requirement of $200 million; a minimum vehicle equity requirement of $45 million; a fixed charge coverage ratio of 1.05:1 through December 31, 2009, 1.15:1 through June 30, 2010, and 1.2:1 for periods thereafter; and a liabilities to tangible net worth ratio not to exceed 4:1. Finally, it decreases the interest rate on the line to the 1-month LIBOR plus 3.25%.

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

New Vehicle Flooring

GMAC LLC, Mercedes Financial, TMCC, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC provide new vehicle floorplan financing for their respective brands. GMAC LLC serves as the primary lenders for all other brands. The new vehicle lines are secured by new vehicle inventory of the stores financed by that lender. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity.

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

At September 30, 2009, the Credit Facility agreement stipulated the following requirements: a minimum net worth of not less than $183 million, a fixed charge coverage ratio not less than 1.0:1, a cash flow leverage ratio not more than 3.25:1 and a minimum current ratio not less than 1.05:1.

As of September 30, 2009, our net worth was approximately $264 million, our fixed charge coverage ratio was 1.30:1, our cash flow leverage ratio was 0.94:1 and our current ratio was 1.27:1. Based on this data, we were in compliance with the four financial covenants set forth in our Credit Facility.

On October 28, 2009, we executed the seventh amendment to our Credit Facility, which modified our future financial covenant requirements. It stipulates a minimum tangible net worth requirement of $200 million; a minimum vehicle equity requirement of $45 million; a fixed charge coverage ratio of not to be less than 1.05:1 through December 31, 2009, 1.15:1 through June 30, 2010, and 1.2:1 for periods thereafter; and a liabilities to tangible net worth ratio not to exceed 4:1.

Based on our September 30, 2009 results, our tangible net worth was approximately $222 million, our vehicle equity was $93 million, our fixed charge coverage ratio was 1.23:1 and our liabilities to tangible net worth was 2.67:1. Based on this data, we would have been in compliance with the four financial covenants set forth in the seventh amendment to our Credit Facility had the new covenants been in effect at that time.

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

Share Repurchase Plan

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through September 30, 2009, we have purchased a total of 479,731 shares under this program, none of which were purchased during 2009. We may continue to repurchase shares from time to time in the future, if permitted by our credit facilities, and as conditions warrant.

Capital Commitments

We had no capital commitments at September 30, 2009. Our anticipated future capital expenditures are associated with maintenance and repair requirements due to normal use of our facilities.

In the event we undertake a significant capital commitment in the future, we expect to pay for the construction out of existing cash balances, construction financing and borrowings on our line of credit. Upon completion of the projects, we would anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended, although no assurances can be provided that these financings will be available to us in sufficient amounts or on terms acceptable to us.

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

Contractual Obligations

Except for the repayment of $42.5 million principal amount of our Notes and the repurchase of $3.9 million in other debt in the first nine months of 2009, there were no significant changes to our other contractual payment obligations from those reported in our 2008 Form 10-K, as amended by Form 8-K/A dated October 2, 2009.

Recent Accounting Pronouncements

See Note 17 of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

We reaffirm our critical accounting policies and use of estimates as described in our 2008 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2009, and as amended by Form 8-K/A dated October 2, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2008 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 16, 2009 and was amended by Form 8-K/A dated October 2, 2009.

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

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these proceedings will have a material adverse effect on our business, results of operations, financial condition or cash flows. See also Note 16 of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Adverse conditions affecting one or more key manufacturers may negatively impact our business, results of operations, financial condition and cash flows.

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. We finance our new vehicle inventory primarily with automotive manufacturers’ captive finance subsidiaries. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply our stores with an adequate supply of vehicles and related financing. Our Chrysler, GM and Ford (which we refer to as the domestic manufacturers) stores represented approximately 30%, 18% and 5% of our new vehicle sales in the first nine months of 2009, respectively, and approximately 32%, 19%, and 4% for all of 2008, respectively.

Most manufacturers have experienced significant declines in sales due to the current economic recession. Many have disclosed substantial operating losses over the recent past. Two of these manufacturers, Chrysler and GM, filed a petition for Chapter 11 bankruptcy protection in the second quarter of 2009. Both succeeded in receiving approval for the transfer and sale of key operating assets into new companies with reduced debt, improved operating efficiencies, new ownership and resized operations.

In connection with its reorganization, the Chrysler entity emerging from bankruptcy protection, which we refer to as New Chrysler, assumed most franchise agreements but elected to reject certain franchise agreements to significantly reduce its dealer count. Two of our Chrysler stores were not assumed and those dealerships have ceased operations. Five of our existing Dodge dealerships were awarded additional franchises to sell the Chrysler or Jeep brands.

GM undertook a similar process in its reorganization. With respect to the dealerships it elected to terminate, the cancellation is not immediate but, rather, the dealers were offered agreements limiting their current operations, with a final termination of these selected locations to be effective no later than October 2010. The GM closure list is not made public, and no individual dealership may disclose whether it will be retained or terminated. We received franchise agreement modification documents that terminate all operations at three locations, terminate Cadillac franchises at two Chevrolet/Cadillac stores and terminate heavy truck franchises at two Chevrolet franchises. We have also received notification that our one Saturn franchise will not be continued as GM was unable to find a purchaser of the Saturn brand.

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

On April 30, 2009, the date of the Chrysler bankruptcy filing, we had $3.9 million in pre-petition receivables from Chrysler. On May 6, 2009, Chrysler started processing payments on our pre-petition receivables. As of August 31, 2009, we had approximately $89,000 in remaining pre-petition receivables outstanding with Chrysler. On June 1, 2009, the date of the GM bankruptcy filing, we had pre-petition receivables of $2.8 million with GM. As of September 30, 2009, only an immaterial amount of pre-petition receivables remained outstanding.

On April 30, 2009, Chrysler Financial stopped providing advances for new floorplan financing. We utilized Chrysler Financial for floorplan financing at all of our Chrysler locations and certain non-Chrysler locations. We completed the transition to permanent floorplan facilities with GMAC for all of our affected dealerships. However, our floorplan financing with GMAC imposes certain obligations on us, including establishing a deposit relationship and refinancing certain mortgages. If we are unable to comply with those obligations, we could lose our floorplan financing with GMAC.

While New Chrysler and GM have both emerged from bankruptcy protection and completed their reorganizations, the future remains uncertain. The success of the reorganization and Chrysler’s integration with Fiat S.p.A. is unknown. The future financial condition of GM and New Chrysler, and their ability to provide products that result in sales and profits consistent with historical results, is at risk. Resizing operations could negatively impact the volume of vehicles produced and available to dealers. As such, no assurances can be given that our financial condition, results of operations and cash flows will not be adversely impacted in the future.

The circumstances surrounding the manufacturers’ continued viability and the success of the reorganized companies remain fluid and uncertain. There can be no assurance that we will be able to successfully address the risks described above or those of the current economic circumstances and weak sales environment.

Our business will be harmed if overall consumer demand continues to suffer from a severe or sustained downturn.

Our business is heavily dependent on consumer demand and preferences. The recent downturn in overall levels of consumer spending has materially and adversely affected our revenues. We expect this downturn to continue through at least 2010. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Economic conditions may have a material adverse effect on our retail business, particularly sales of new and used automobiles.

Our success depends in large part upon the overall demand for the particular lines of vehicles that each of our stores sell and the ability of the manufacturers to continue to deliver such vehicles.

Demand for our primary manufacturers’ vehicles as well as the financial condition, management, marketing, production and distribution capabilities of these manufacturers can significantly affect our business. Events that adversely affect a manufacturer’s ability to timely deliver new vehicles may adversely affect us by reducing our supply of popular new vehicles and leading to lower sales in our stores during those periods than would otherwise occur. In addition, the discontinuance of a particular brand could negatively impact our revenues and profitability.

Vehicle manufacturers would be adversely impacted by economic downturns or recessions, adverse fluctuations in currency exchange rates, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products, product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, or other adverse events. These and other risks could materially adversely affect any manufacturer and limit its ability to profitably design, market, produce or distribute new vehicles, which, in turn, could materially adversely affect our business, results of operations, financial condition and cash flows.

Additionally, federal and certain state laws mandate minimum levels of vehicle fuel economy and establish emission standards which levels and standards could be increased in the future, including requiring the use of renewable energy sources. Such laws often increase the costs of new vehicles generally, which would be expected to reduce demand. Further, changes in these laws could result in fewer vehicles available for sale by manufacturers unwilling or unable to comply with the higher standards.

A decline of available financing in the lending market has, and may continue to, adversely affect our vehicle sales volume.

A significant portion of vehicle buyers, particularly in the used car market, finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons including poor credit histories and lack of down payment, do not have access to more traditional finance sources. Lenders have generally tightened their credit standards. For example, for a period of time in the fourth quarter of 2008, GMAC stated it would not make loans to customers with FICO credit scores under 700. In the event lenders further tighten their credit standards or there is a further decline in the availability of credit in the lending market, the ability of these consumers to purchase vehicles could be limited which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are dependent on manufacturer-affiliated financing companies to provide flooring sources for our new vehicle inventories. If flooring sources are eliminated, no assurance can be given that we will be able to secure additional borrowing facilities. Additionally, our flooring debt is due upon demand, and it may be called at any time.

We currently have relationships with a number of manufacturers or their affiliated finance companies, including Mercedes-Benz Financial (DCFS USA LLC), Toyota Motor Credit Corporation, Ford Motor Credit Company, GMAC Inc., Ally Bank, Volkswagen Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC. Certain of these companies have indicated current financial constraints. Other companies may currently, or in the future, have additional financial uncertainty. As a result, credit that has typically been extended to us by the companies may be modified with terms unacceptable to us or revoked entirely. If these events were to occur, we may not be able to pay our flooring debts or borrow sufficient funds to refinance the vehicles. Even if new financing were available, it may not be on terms acceptable to us.

Our business may be adversely affected by unfavorable conditions in our local markets, even if those conditions are not prominent nationally.

Our performance is subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships currently are located in limited markets in 13 states, with three states accounting for approximately 52% of our annualized revenue for the nine months ended September 30, 2009. Our results of operations therefore depend substantially on general economic conditions and consumer spending levels in those markets and could be materially adversely affected to the extent these markets experience sustained economic downturns regardless of improvements in the U.S. economy overall.

If manufacturers or distributors discontinue or change sales incentives, warranties and other promotional programs, our business, results of operations, financial condition and cash flows may be materially adversely affected.

We depend upon the manufacturers and distributors for sales incentives, warranties and other programs that are intended to promote new vehicle sales or support dealership profitability. Manufacturers and distributors routinely make many changes to their incentive programs. Some of the key incentive programs include:

•	customer rebates;

•	dealer incentives on new vehicles;

•	special rates on certified, pre-owned cars;

•	below-market financing on new vehicles and special leasing terms; and

•	sponsorship of used vehicle sales by authorized new vehicle dealers.

Our financial condition could be materially adversely impacted by a discontinuation or change in our manufacturers’ or distributors’ incentive programs or the failure of our manufacturers or distributors to timely pay our outstanding receivables. Total receivables from the domestic manufacturers were $8.1 million and $12.4 million as of September 30, 2009 and December 31, 2008, respectively.

In addition, some manufacturers, including BMW and Mercedes, use a dealership’s manufacturer-determined customer satisfaction index, or CSI, scores as a factor governing participation in incentive programs. To the extent we cannot meet such minimum scores, we may be precluded from receiving certain incentives, which could materially adversely affect our business, results of operations, financial condition and cash flows.

Volatility in vehicle fuel prices changes consumer demand and significant increases can be expected to reduce vehicle sales.

Historically, in times of rapid increase in crude oil and fuel prices, sales of vehicles have dropped, particularly in the short term, as the economy slows, consumer confidence wanes and fuel costs become more prominent to the consumer’s buying decision. Limited supply of and an increasing demand for oil over time are expected to result in significant price increases in the future. In sustained periods of higher fuel costs, consumers who do purchase vehicles tend to prefer smaller, more fuel efficient vehicles (which typically have lower margins) or hybrid vehicles currently in limited supply.

Additionally, a significant portion of our new vehicle revenue and gross profit is derived from domestic manufacturers. These manufacturers have historically sold a higher percentage of trucks and SUVs than import or luxury brands. As such, they may experience a more significant decline in earnings in the event that fuel prices increase.

The ability of our stores to make new vehicle sales depends in large part upon the manufacturers and, therefore, any disruption or change in our relationships with manufacturers may materially and adversely affect our business, results of operations, financial condition and cash flows.

We depend on the manufacturers to provide us with a desirable mix of new vehicles. The most popular vehicles usually produce the highest profit margins and are frequently in short supply. If we cannot obtain sufficient quantities of the most popular models, our profitability may be adversely affected. Sales of less desirable models may reduce our profit margins.

Each of our stores operates pursuant to a franchise agreement with each of the respective manufacturers for which it serves as franchisee. Manufacturers exert significant control over our stores through the terms and conditions of their franchise agreements. Such agreements contain provisions for termination or non-renewal for a variety of causes, including CSI scores and sales and financial performance. From time to time, certain of our stores have failed to comply with certain provisions of their franchise agreements, and we cannot assure you that our stores will be able to comply with these provisions in the future. In addition, actions taken by a manufacturer to exploit its bargaining position in negotiating the terms of renewals of franchise agreements or otherwise could also have a material adverse effect on our revenues and profitability. If a manufacturer terminates or fails to renew one or more of our significant franchise agreements or a large number of our franchise agreements, such action could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our franchise agreements also specify that, in certain situations, we cannot operate a franchise by another manufacturer in the same building as the manufacturer’s franchised store. This may require us to build new facilities at a significant cost. Moreover, our manufacturers generally require that the store meet defined image standards. These commitments could require us to make significant capital expenditures.

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise agreements.

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or nonrenewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or nonrenewal. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealers to renew their franchise agreements upon expiration.

In addition, these laws restrict the ability of automobile manufacturers to directly enter the retail market in the future. If manufacturers obtain the ability to directly retail vehicles and do so in our markets, such competition could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Manufacturer stock ownership restrictions may impair our ability to maintain or renew franchise agreements or issue additional equity.

Certain of our franchise agreements prohibit transfers of ownership interests of a store or, in some cases, its parent. The most prohibitive restriction which could be imposed by various manufacturers, including Honda/Acura, Hyundai, Isuzu, Mazda and Nissan, provides that, under certain circumstances, we may lose a franchise if a person or entity acquires an ownership interest in us above a specified level (ranging from 20% to 50% depending on the particular manufacturer’s restrictions and falling as low as 5% if another vehicle manufacturer is the entity acquiring the ownership interest) without the approval of the applicable manufacturer. Other restrictions in certain franchise agreements with manufacturers, including Ford, GM, Honda/Acura and Toyota provide that a change in control in the Company is a violation of the agreement. Violations by our shareholders or prospective shareholders are generally outside of our control and may result in the termination or non-renewal of one or more of our franchises or impair our ability to negotiate new franchise agreements for dealerships we acquire in the future, which may have a material adverse effect on our business, results of operations, financial condition and cash flows. These restrictions may also prevent or deter a prospective acquirer from acquiring control of us or otherwise adversely affect the market price of our Class A common stock or limit our ability to restructure our debt obligations.

Our overall liquidity may be materially adversely affected by failures of or delays by manufacturers in remitting payments to us.

We rely on our manufacturing partners to pay amounts owed to us under customary business terms. These amounts owed to us relate to, but are not limited to, warranty work performed, factory holdback or other manufacturer incentives. In the event manufacturers significantly delay or fail to make payments of amounts owed, our overall liquidity position could be materially and adversely affected.

Increasing competition among automotive retailers reduces our profit margins on vehicle sales and related businesses. Further, the use of the Internet in the car purchasing process could materially adversely affect us.

Automobile retailing is a highly competitive business. Our competitors include publicly and privately owned dealerships, some of which are larger and have greater financial and marketing resources than we do. Many of our competitors sell the same or similar makes of new and used vehicles that we offer in our markets at competitive prices. We do not have any cost advantage in purchasing new vehicles from manufacturers due to economies of scale or otherwise. In addition, the popularity of short-term vehicle leasing in the past few years has resulted, as these leases expire, in a large increase in the number of late model used vehicles available in the market, which puts added pressure on new and used vehicle margins.

Our finance and insurance business and other related businesses, which have higher margins than sales of new and used vehicles, are subject to strong competition from various financial institutions and other third parties.

The Internet has become a significant part of the sales process in our industry. Customers are using the Internet to compare pricing for cars and related finance and insurance services, which may further reduce margins for new and used cars and profits for related finance and insurance services. If Internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, our business could be materially adversely affected. In addition, other franchise groups have aligned themselves with services offered on the Internet or are investing heavily in the development of their own Internet capabilities, which could materially adversely affect our business, results of operations, financial condition and cash flows.

Our franchise agreements do not grant us the exclusive right to sell a manufacturer’s product within a given geographic area. Our revenues or profitability could be materially adversely affected if any of our manufacturers award franchises to others in the same markets where we operate or if existing franchised dealers increase their market share in our markets.

In addition, we may face increasingly significant competition as we strive to gain market share through acquisitions or otherwise. Our operating margins may decline over time as we expand into markets where we do not have a leading position.

Import product restrictions and foreign trade risks may impair our ability to sell foreign vehicles profitably.

A significant portion of the vehicles we sell, as well as certain major components of such vehicles, are manufactured outside the United States. Accordingly, we are affected by import and export restrictions of various jurisdictions and are dependent to some extent on general socio-economic conditions in, and political relations with, a number of foreign countries. Additionally, fluctuations in currency exchange rates may increase the price and adversely affect our sales of vehicles produced by foreign manufacturers. Imports into the United States may also be adversely affected by increased transportation costs and tariffs, quotas or duties, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Environmental, health or safety regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows or cause us to incur significant expenditures.

We are subject to various federal, state and local environmental, health and safety regulations governing, among other things, the generation, storage, handling, use, treatment, recycling, transportation, disposal and remediation of hazardous material and the emission and discharge of hazardous material into the environment. Under certain environmental regulations or pursuant to signed private contracts, we could be held responsible for all of the costs relating to any contamination at our present or our previously owned facilities, and at third party waste disposal sites. We are aware of contamination at certain of our facilities, and we are in the process of conducting investigations and/or remediation at some of these properties. In certain cases, the current or prior property owner is conducting the investigation and/or remediation or we have been indemnified by either the current or prior property owner for such contamination. There can be no assurance that these owners will remediate or continue to remediate these properties or pay or continue to pay pursuant to these indemnities. We are also required to obtain permits from governmental authorities for certain operations. If we violate or fail to fully comply with these regulations or permits, we could be fined or otherwise sanctioned by regulators.

Environmental, health and safety regulations are becoming increasingly stringent. There can be no assurance that the costs of compliance with these regulations will not result in a material adverse effect on our results of operations or financial condition or that additional environmental, health or safety matters will not arise or new conditions or facts will not develop in the future at our currently or formerly owned or operated facilities, or at sites that we may acquire in the future, which will require us to incur significant expenditures.

With the breadth of our operations and volume of transactions, compliance with the many applicable federal and state laws and regulations cannot be assured. New regulations are enacted on an ongoing basis. These regulations can impact our profitability and require continuous training and vigilance. Fines, judgments and administrative sanctions can be severe.

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

The seasonality of our business magnifies the importance of second and third quarter operating results.

Our business is subject to seasonal variations in revenues. In our experience, demand for automobiles is generally lower during the first and fourth quarters of each year. We therefore receive a disproportionate amount of revenues generally in the second and third quarters and expect our revenues and operating results to be generally lower in the first and fourth quarters. Consequently, if conditions surface during the second and third quarters that impair vehicle sales, such as higher fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the full year could be materially adversely affected.

Our ability to increase revenues through acquisitions depends on our ability to acquire and successfully integrate additional stores.

General

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

We have financed our past acquisitions from a combination of the cash flow from our operations, borrowings under our credit arrangements, issuances of our common stock and proceeds from private debt offerings. The use of any of these financing sources could have the effect of reducing our earnings per share. We may not be able to obtain financing in the future due to the market price of our Class A common stock and overall market conditions. Furthermore, using cash to complete acquisitions could substantially limit our operating or financial flexibility.

Substantially all of the assets of our dealerships (other than equity and certain other assets) are pledged to secure the indebtedness under our Credit Facility and our floorplan financing indebtedness. These pledges may limit our ability to borrow from other sources in order to fund our acquisitions.

Manufacturers

We are required to obtain consent from the applicable manufacturer prior to the acquisition of a franchised store. In determining whether to approve an acquisition, a manufacturer considers many factors, including our financial condition, ownership structure, the number of stores currently owned and our performance with those stores. Obtaining manufacturer approval of acquisitions also takes a significant amount of time, typically 60 to 90 days. We cannot assure you that manufacturers will approve future acquisitions or do so on a timely basis, which could significantly impair the execution of our acquisition strategy.

Most major manufacturers have now established limitations or guidelines on the:

•	number of such manufacturers’ stores that may be acquired by a single owner;

•	number of stores that may be acquired in any market or region;

•	percentage of market share that may be controlled by one automotive retailer group;

•	ownership of stores in contiguous markets; and

•	frequency of acquisitions.

In addition, such manufacturers generally require that no other manufacturers’ brands be sold from the same store location, and each manufacturer has site control agreements in place that limit our ability to change the use of the facility without their approval.

A manufacturer also considers our past performance as measured by their CSI scores and sales performance at our existing stores. At any point in time, some of our stores may have CSI scores below the manufacturers’ sales zone averages or have achieved sales performances below the targets manufacturers have set. Our failure to maintain satisfactory CSI scores and to achieve market share performance goals could restrict our ability to complete future acquisitions. We currently have, and at any point in the future may have, manufacturers that restrict our ability to complete future acquisitions.

Acquisition risks

We will face risks commonly encountered with growth through acquisitions. These risks include, without limitation:

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to assimilate the operations and personnel of acquired dealerships;

•	entering new markets with which we are unfamiliar;

•	potential undiscovered liabilities and operational difficulties at acquired dealerships;

•	disrupting our ongoing business;

•	diverting our management resources;

•	failing to maintain uniform standards, controls and policies;

•	impairing relationships with employees, manufacturers and customers as a result of changes in management;

•	increased expenses for accounting and computer systems, as well as integration difficulties;

•	failure to obtain a manufacturer’s consent to the acquisition of one or more of its dealership franchises or renew the franchise agreement on terms acceptable to us; and

•	incorrectly valuing entities to be acquired.

In addition, we may not adequately anticipate all of the demands that growth will impose on our systems, procedures and structures.

Consummation; competition

We may not be able to consummate any future acquisitions at acceptable prices and terms or identify suitable candidates. In addition, increased competition in the future for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including:

•	the availability of suitable acquisition candidates;

•	competition with other dealer groups for suitable acquisitions;

•	the negotiation of acceptable terms with the seller and with the manufacturer;

•	our financial capabilities and ability to obtain financing on acceptable terms;

•	our stock price; and

•	the availability of skilled employees to manage the acquired businesses.

Financial condition

The operating and financial condition of acquired businesses cannot be determined accurately until we assume control. Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Similarly, many of the dealerships we acquire do not have financial statements audited or prepared in accordance with U.S. generally accepted accounting principles. We may not have an accurate understanding of the historical financial condition and performance of our acquired businesses. Until we actually assume control of business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired businesses and their operations.

Indefinite-lived intangible assets (franchise value) comprise a meaningful portion of our total assets ($40.7 million at September 30, 2009). We must test our intangible assets for impairment at least annually, which may result in a non-cash write down of franchise rights and could have a material adverse impact on our business, results of operations, financial condition and cash flows and impair our ability to comply with loan covenants.

Indefinite-lived intangibles are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our remaining principal intangible assets are our rights under our franchise agreements with vehicle manufacturers. The risk of impairment losses increases if operating losses are suffered at those stores, if a manufacturer files for bankruptcy or if the stores are closed. Impairment losses result in a non-cash write-down of the affected franchise values. Furthermore, impairment losses could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our debt agreements and could have a material adverse impact on our business, results of operations, financial condition and cash flows.

A deferred tax asset position comprises a meaningful portion of our total assets (approximately $45.6 million at September 30, 2009). We are required to assess the recoverability of this asset on an ongoing basis. Future negative operating performance or other negative evidence may result in a valuation allowance being recorded against some or all of this amount. This could have a material adverse impact on our business, results of operations, financial condition and cash flows and impair our ability to comply with loan covenants.

Deferred tax assets are evaluated on a quarterly basis to determine if they are expected to be recoverable in the future. This evaluation considers positive and negative evidence in order to assess whether it is more likely than not that a portion of the asset will not be realized. The risk of a valuation allowance increases if continuing operating losses are incurred. A valuation allowance on our tax asset could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our debt agreements and could have a material adverse impact on our business, results of operations, financial condition and cash flows.

Our Credit Facility expires in October 2010. If we are unable to extend or replace our Credit Facility, our overall liquidity position may be materially adversely affected.

We rely on our Credit Facility for working capital requirements, portions of our used vehicle inventory, acquisitions and for general corporate purposes. We recently amended our Credit Facility, which extended it to October 2010 and relaxed certain restrictions governing acquisitions, dividend payments and share repurchases. As of September 30, 2009, we had $20.0 million drawn under our Credit Facility. We intend to amend, extend or replace the Credit Facility. However, we can provide no assurance that we will be able to amend, extend or replace our Credit Facility on terms acceptable to us, or at all, prior to its maturity. A failure to amend, extend or replace our Credit Facility could materially adversely affect our liquidity and our business, results of operations, financial condition and cash flows.

Our indebtedness and lease obligations could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.

As of September 30, 2009, our total outstanding indebtedness was approximately $484.5 million, including $179.4 million in floor plan financing, $20.0 million in borrowings under our Credit Facility, $192.6 million in mortgage debt, $17.8 million in other long term debt, $21.4 million in floorplan financing and $53.3 million in mortgage debt in liabilities related to assets held for sale. Mortgage indebtedness consists primarily of real estate loans on individual properties from thirteen different banks and finance companies at fixed and variable rates.

Our floor plan financing is provided by nine banks and finance companies that are or previously were associated with automobile manufactures. For new vehicles and vehicles purchased at dealer auctions, advances are made at the time such vehicles are purchased and are typically required to be repaid no later than upon sale or lease of the vehicle.

Most of our floorplan financing may be terminated at any time by the applicable lender and is due on demand.

Our indebtedness and lease obligations could have important consequences to us, including the following:

•	limitations on our ability to make acquisitions;

•	our ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes may be impaired in the future;

•

a portion of our current cash flow from operations must be dedicated to the payment of principal on our indebtedness, thereby reducing the funds available to us for our operations and other purposes; and

•	some of our borrowings are and will continue to be at variable rates of interest, which exposes us to the risk of increasing interest rates.

In addition, our loan agreements contain covenants that limit our discretion with respect to business matters, including incurring additional debt or disposing of assets. Other covenants are financial in nature, including current and fixed-charge ratios and minimum net-worth requirements. A breach of any of these covenants could result in a default under the applicable agreement. In addition, a default under one agreement could result in a default and acceleration of our repayment obligations under the other agreements under the cross-default provisions in other agreements.

Certain debt agreements contain subjective acceleration clauses based on a lender deeming itself insecure or if a “material adverse change” in our business has occurred. If these clauses are implicated and the lender declares that an event of default has occurred, the outstanding indebtedness would likely be immediately due and owing.

If these events were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with these agreements.

The global credit and capital markets are undergoing a period of substantial volatility and disruption, and the global economy is experiencing a recession. There can be no assurance that this credit environment will not worsen or further impact the availability and cost of debt financing, including with respect to any refinancings of our indebtedness. If we are unable to refinance or renegotiate our debt, we cannot guarantee that we will be able to generate enough cash flow from operations or that we will be able to obtain enough capital to service our debt, make acquisitions or fund our planned capital expenditures. In such an event, we could face substantial liquidity issues and might be required to issue equity securities or sell some of our assets to meet our debt payments and other obligations. There can be no assurance that we will be able to effect refinancings of our indebtedness on terms acceptable to us, if at all.

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

In addition, as we expand we will need to hire additional managers. The market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified managers could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the lack of qualified management or employees employed by potential acquisition candidates may limit our ability to consummate future acquisitions.

The sole voting control of our company is currently held by Sidney B. DeBoer, who may have interests different from our other shareholders. Further, 1.9 million shares of our Class B common stock held by Lithia Holding Company, L.L.C. (“Lithia Holding”) are pledged, with other assets, to secure personal indebtedness of Mr. DeBoer. The failure to repay the indebtedness could result in the sale of such shares and the loss of such control, which may violate agreements with certain manufacturers.

Lithia Holding, of which Sidney B. DeBoer, our Chairman and Chief Executive Officer, is the sole managing member, holds all of the outstanding shares of our Class B common stock. A holder of Class B common stock is entitled to ten votes for each share held, while a holder of Class A common stock is entitled to one vote per share held. On most matters, the Class A and Class B common stock vote together as a single class. As of October 24, 2009, Lithia Holding controlled approximately 64% of the aggregate number of votes eligible to be cast by shareholders for the election of directors and most other shareholder actions. In addition, because Mr. DeBoer is the managing member of Lithia Holding, he currently controls and will continue to control, all of the outstanding Class B common stock, thereby allowing him to control the company.

Lithia Holding has pledged 1.9 million shares of our Class B common stock, together with other personal assets of Mr. DeBoer, to secure a personal loan to Mr. DeBoer from U.S. Bank National Association. Should he be unable to repay the loan, the bank could foreclose against the Class B common stock, which would result in the automatic conversion of such shares to Class A common stock. In such event, Mr. DeBoer would no longer be in control of the company and this loss (change) in control, if not consented to by the manufacturers, would be a technical violation under most of the dealer sales and service agreements held by us. While applicable state franchise laws prohibit manufacturers from unreasonably withholding consent to a change in control or the appointment of a new individual responsible for the operations of a store should a loss in control result in the removal of both Sid DeBoer and Bryan DeBoer, there can be no assurance that such laws will not change. In addition, the market price of our Class A common stock could decline materially if the bank foreclosed on such pledged stock and subsequently sold such stock in the open market.

Risks related to investing in our Class A common stock

Future sales of our Class A common stock in the public market could adversely impact the market price of our Class A common stock.

As of October 24, 2009, we had 3,524,693 shares of Class A common stock reserved for issuance under our equity plans (including our employee stock purchase plan), under which restricted stock units with respect to, and options to purchase a total of, 2,091,141 shares were outstanding as of October 24, 2009 (with the options having a weighted average exercise price of $13.90 per share and options to purchase 664,140 shares being exercisable). In addition, we had 3,762,231 shares of Class B common stock outstanding convertible into 3,762,231 shares of Class A common stock.

In the future, we may sell additional shares of our Class A common stock to raise capital. We cannot predict the size of future sales or the effect, if any, they may have on the market price of our Class A common stock. The sale of substantial amounts of Class A common stock, or the perception that such sales may occur, could adversely affect the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities.

Volatility in the market price and trading volume of our Class A common stock could adversely impact the value of your shares of our Class A common stock.

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like us. These broad market factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. The market price of our Class A common stock, which has experienced significant price and volume fluctuations in recent months, could continue to fluctuate significantly for many reasons, including in response to the risks described in this prospectus supplement or for reasons unrelated to our operations, such as:

•	reports by industry analysts;

•	changes in financial estimates by securities analysts, or our inability to meet or exceed securities analysts’ or investors’ estimates or expectations;

•	actual or anticipated sales of common stock by existing shareholders;

•	capital commitments;

•	additions or departures of key personnel;

•	developments in our business or in our industry generally;

•	a prolonged downturn in our industry;

•	general market conditions, such as interest or foreign exchange rates, commodity and equity prices, availability of credit, asset valuations and volatility;

•	changes in global financial and economic markets;

•	armed conflict, war or terrorism;

•	regulatory changes affecting our industry generally or our business and operations in particular;

•	changes in market valuations of other companies in our industry;

•	the operating and securities price performance of companies that investors consider to be comparable to us; and

•	announcements of strategic developments, acquisitions and other material events by us, our competitors or our suppliers.

Oregon law and our Restated Articles of Incorporation may impede or discourage a takeover, which could impair the market price of our Class A common stock.

We are an Oregon corporation, and certain provisions of Oregon law and our Restated Articles of Incorporation may have anti-takeover effects and could delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider to be in such shareholder’s best interest, including those attempts that might result in a premium over the market price for the shares held by shareholders, and may make removal of the incumbent management and directors more difficult, which, under certain circumstances, could reduce the market price of our Class A common stock.

Our issuance of preferred stock could adversely affect holders of Class A common stock.

Our Board of Directors is authorized to issue series of preferred stock without any action on the part of our holders of Class A common stock. Our Board of Directors also has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting powers, preferences over our Class A common stock with respect to dividends or if we voluntarily or involuntarily dissolve or distribute our assets and other terms. If we issue preferred stock in the future that has preference over our Class A common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Class A common stock, the rights of holders of our Class A common stock or the price of our Class A common stock could be adversely affected.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lithia Motors, Inc. - Corrected (filed as Exhibit 3.2 to Form 10-K filed March 16, 2009 and incorporated herein by reference).

10.1	Form of Indemnity Agreement for each Named Executive Officer (filed as Exhibit 10.1 to Form 8-K filed May 28, 2009 and incorporated herein by reference).

10.2	Form of Indemnity Agreement for each non-management Director (filed as Exhibit 10.2 to Form 8-K filed May 28, 2009 and incorporated herein by reference).

10.3	Amended and Restated 2003 Stock Incentive Plan of Lithia Motors, Inc., as amended May 1, 2009. (filed as Exhibit 10.3 to Form 10-Q filed August 5, 2009 and incorporated herein by reference).

10.4	Loan Agreement with First through Seventh Amendments dated as of August 31, 2006 between Lithia Motors, Inc., an Oregon corporation; the lenders which are from time to time parties to the Loan Agreement, and U.S. Bank National Association, as agent for the Lenders

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2009	LITHIA MOTORS, INC.

	By	/S/ SIDNEY B. DEBOER
Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

	By	/S/ JEFFREY B. DEBOER
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)