Form 10-K
period 2009-12-31
LITHIA MOTORS INC
filed 2010-03-03
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $157,080,000 computed by reference to the last sales price ($9.24) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2009).

The number of shares outstanding of the Registrant’s common stock as of March 3, 2010 was: Class A: 22,113,006 shares and Class B: 3,762,231 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2010 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.

2009 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Forward Looking Statements

Some of the statements under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-K constitute forward-looking statements. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A. to this Form 10-K.

While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of March 3, 2010, we offered 26 brands of new vehicles and all brands of used vehicles in 85 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks, replacement parts; provide vehicle maintenance, warranty, paint and repair services and arrange related financing, service contracts, protection products and credit insurance.

Our dealerships are primarily located in small and mid-size regional markets throughout the Western and Midwestern regions of the United States. The majority of our franchises are in “single-point” locations, meaning that these locations do not have directly competing dealerships offering the same brand in the same market.

The following tables set forth information about our stores that were part of operations as of December 31, 2009:

State	Number of Stores	Percent of Annualized 2009 Revenue
Texas	15	24%
Oregon	15	16
California	12	12
Washington	7	10
Alaska	7	10
Iowa	7	7
Montana	6	7
Idaho	6	6
Nevada	4	4
North Dakota	3	2
Colorado	2	1
New Mexico	1	1

Total	85	100%

At December 31, 2009, we had two stores classified as held for sale and included as part of discontinued operations.

Business Strategy and Operations

Our mission is to be the preferred provider of cars and trucks and related services in North America. Through an integrated, centralized operating structure, we promote entrepreneurial store management focused on achieving a positive customer experience. With our management information systems, our emphasis on standardized operating practices and our centralized administrative functions, we seek to gain economies of scale from our dealership network.

Operations are structured to promote an entrepreneurial environment at the dealership level. Each store’s general manager, with assistance from regional and corporate management, is ultimately responsible for dealership operations, personnel, store culture and financial performance.

During 2009, we focused on the following key areas to achieve our mission:

•	a fully-integrated and centralized operating structure;

•	operating profitably through improved margins and reduced costs;

•	prudent cash management in the current economic environment; and

•	right-sizing our operations to match current demand and to improve per employee productivity.

Centralized administrative functions promote entrepreneurial store management. Accounts payable, accounts receivable, credit and collections, accounting and taxes, information technology, legal, human resources, human development, treasury, cash management, advertising and marketing are all centralized at our corporate headquarters. These efficiencies have allowed us to reduce overall administrative staff, including personnel in our corporate offices, from 6.4 people per store as of December 31, 2007 to 3.1 people per store as of December 31, 2009. The reduction of administrative functions at our stores allows our local managers to focus on customer-facing opportunities to generate increased revenues and gross profit. Our operations are supported by our dedicated training and personnel development program, which shares best practices across our dealership network and seeks to develop our store management talent.

To reduce our dependence on any one manufacturer and our susceptibility to changing consumer preferences, we offer a wide variety of both import and domestic new vehicle brands and models. Encompassing economy and luxury cars, sports utility vehicles, crossovers, minivans and light trucks, we believe our brand mix is well-suited to what people want in the markets we serve. In these rural, agricultural markets, as opposed to metropolitan markets, we believe more consumers need trucks, and a larger percentage of customers choose domestic vehicles. We continuously evaluate our portfolio of franchises, divesting stores that are not expected to meet our financial return requirements while selectively acquiring attractive stores in our target markets.

We have restructured our operations to align our costs with current industry vehicle sales levels. Through various cost cuts and personnel reductions initiated in the second quarter of 2008, we have achieved $65 million of annualized permanent cost reductions. Since the second quarter of 2008 through December 31, 2009, we also generated $71.8 million in cash by divesting stores that were non-essential or that did not meet our financial return expectations. We believe that we are well positioned to benefit from an increase in new vehicle sales above current levels.

New Vehicle Sales

In 2009, we sold 29,109 new vehicles generating 22.4% of our gross profit for the year. New vehicle sales also have the potential to create incremental profit opportunities through manufacturer incentives, resale of trade-in vehicles, sale of third-party financing, vehicle service and insurance contracts, and future service and repair work.

In 2009, we represented 26 domestic and imported brands ranging from economy to luxury cars, sport utility vehicles, crossovers, minivans and light trucks.

Manufacturer	Percent of Total 2009 Revenue	Percent of 2009 New Vehicle Sales	Percent of 2009 New Vehicle Gross Profit
Chrysler, Jeep, Dodge	15.1%	30.6%	32.7%
GMC, Chevrolet, Cadillac, Buick	8.6	17.1	16.8
Toyota, Scion	6.7	13.3	12.8
BMW	4.4	8.9	6.7
Honda, Acura	3.7	7.4	8.3
Ford, Lincoln, Mercury	2.6	5.1	4.2
Subaru	2.3	4.6	4.1
Hyundai	1.9	3.8	5.2
Nissan	1.6	3.1	3.1
Volkswagen, Audi	1.5	2.9	3.2
Mercedes	1.0	1.9	1.9
Porsche	0.3	0.6	0.5
Mazda	0.2	0.5	0.4
Suzuki	0.1	0.1	*
Kia	*	0.1	0.1
Saab	*	*	*

Total	50.0%	100.0%	100.0%

*	Less than 0.1%

We purchase our new car inventory directly from manufacturers, who generally allocate new vehicles to stores based on availability, monthly sales and market area. Accordingly, we rely on the manufacturers to provide us with vehicles that meet consumer demand at suitable locations, with appropriate quantities and prices. However, high demand vehicles are often in short supply. We attempt to exchange vehicles with other automotive retailers (and amongst our own stores) to accommodate customer demand and to balance inventory.

Used Vehicle Sales

At each new vehicle store, we also sell used vehicles. We have certain stores that sell only used vehicles. In 2009, retail used vehicle sales generated 20.0% of our gross profit.

Our used vehicle operations give us an opportunity to:

•	generate sales to customers financially unable or unwilling to purchase a new vehicle;

•	increase new and used vehicle sales by aggressively pursuing customer trade-ins; and

•	increase finance and insurance revenues and service and parts sales.

Our used vehicles are segregated into three categories: manufacturer certified used vehicles; late model, lower mileage vehicles; and value autos. We offer manufacturer certified used vehicles at most of our franchised dealerships. These vehicles undergo additional reconditioning and receive an extended factory-provided warranty. Late model, lower mileage vehicles are reconditioned to like-new condition and offer a Lithia certified warranty. Value autos are older, higher mileage vehicles that undergo a safety check and some reconditioning. Value autos are offered to customers who require a less expensive vehicle with lower monthly payments.

In addition, as a complement to our ongoing used vehicle operation at each store, and in response to customer demand, we use personnel in our support services group to identify and acquire a better mix of used vehicles attractive to our markets. We conduct our own internal used vehicle auctions, and centrally manage the sale of used vehicles at public auctions at the corporate level.

In 2009, we focused on increasing retail used vehicle sales. This resulted in the sale of 1.0 retail used vehicles for every retail new vehicle sold. This is compared to approximately 0.7 retail used vehicles for every new vehicle sold in 2008. We believe this improvement was directly related to both our expanded vehicle offerings and an increased focus by our store sales personnel. Furthermore, a declining new vehicle sales environment also contributed to a higher demand for used vehicles. Our longer-term strategy is to maintain a ratio of one retail used vehicle sale to one retail new vehicle sale.

We acquire our used vehicles through customer trade-ins and at closed auctions. We also purchase vehicles directly from customers visiting our stores and from private parties advertising through local newspapers and online.

Additionally, we wholesale used vehicles that are in poor condition, are aged in our inventory, or are not suitable for our brand mix.

Vehicle Financing

We believe that arranging financing is an important part of our ability to sell vehicles and related products and services. Our sales personnel and finance and insurance managers receive training in securing customer financing and possess extensive knowledge of available financing alternatives. We try to arrange financing for every vehicle we sell and we offer customers financing on a “same day” basis, giving us an advantage, particularly over smaller competitors who do not generate enough sales to attract our breadth of finance sources.

Credit markets continued to remain tight in 2009, reducing the number of loans originated, limiting loans to less credit-worthy customers, reducing vehicle leasing programs and increasing overall financing costs. These constraints in financing resulted in fewer consumers in the market and less floor traffic at our stores. The financial crisis has increased the cost of funds and reduced the access to capital for finance companies (including manufacturers’ captive finance companies). This has prevented finance companies from offering certain incentives designed to increase sales and required customers to increase the down payment as a percentage of the sales price of vehicles and ancillary products.

Despite these negative factors, we were able to arrange financing on 69% of the vehicles we sold during 2009, but on a significantly lower volume of sales. In 2008, we arranged financing on 75% of the vehicles we sold. Changes in technology surrounding the credit application process have allowed us to utilize a larger network of lenders across a broader geographic area. Additionally, some smaller, local banks and credit unions have entered the market while larger financial institutions have reduced their lending.

In the third quarter of 2009, the U.S. Government offered the Car Allowance Rebate System (the “CARS Program”) to consumers who traded in older cars for newer, more fuel-efficient models. This program was popular with customers who required less vehicle financing and made more outright cash purchases than is typical in our business. As a result, we believe the penetration rate on vehicle financing was impacted for both the third quarter and full year 2009.

We earn a portion of the financing charge by discounting each finance contract we write and subsequently sell to a lender. We normally arrange financing for customers by selling the contracts to outside sources on a non-recourse basis to avoid the risk of default. During 2009, we did not directly finance any of our vehicle sales.

Service Contracts and Other Products

Our finance and insurance managers also market third-party extended warranty contracts and insurance contracts to our new and used vehicle buyers. These products and services yield higher profit margins than vehicle sales and contribute significantly to our profitability. Extended warranty contracts for new vehicles provide additional coverage beyond the duration or scope of the manufacturer’s warranty. We sell service contracts to used vehicle buyers, which provide coverage for certain major repairs. We believe the sale of extended warranties and service contracts increase our service and parts business as well, as it can link future repair work to our locations.

When customers finance an automobile purchase, we offer them ‘gap’ coverage that provides protection from loss incurred by the difference in the amount owed and the amount received under a comprehensive insurance claim. We receive a commission on each ‘gap’ policy sold.

We offer a lifetime lube, oil and filter (“LOF”) service, which, in 2009, was purchased by 35% of our total new and used vehicle buyers. This service helps us retain customers and provides opportunities for repeat services and parts business. In the first quarter of 2009, we began retaining the obligation for our lifetime LOF insurance product on most of the contracts we sell. As a result, we defer the revenue on this product and recognize it over the life of the contract as services are provided. This change decreased our finance and insurance revenues by approximately $69 per vehicle in 2009 compared to 2008, when we sold the LOF contracts on a commission basis with income recognized at the time of sale.

Service, Body and Parts

In 2009, our service, body and parts operations generated 40.2% of our gross profit. Our service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service primarily for the new vehicle brands sold by our stores, but we also service most makes and models. Our service, body and parts business was less affected by the challenging economic environment in 2009 than our other business lines.

The service and parts business provides important repeat revenues to our stores. We market our parts and service products by notifying owners when their vehicles are due for periodic service. This encourages preventive maintenance rather than post-breakdown repairs. The number of customers who purchase our lifetime LOF product helps to improve customer loyalty and provides opportunities for repeat parts and service business.

Revenues from the service and parts departments are particularly important during economic downturns, as owners tend to repair their existing vehicles rather than buy new vehicles during such periods. This mitigates some of the effects of a drop in new vehicle sales that may occur in a recessionary economic environment.

Our service, body and parts operations provide us an opportunity to build the Lithia Automotive brand independent of new vehicle franchises. We have branded our service processes as “Assured Service.” Assured Service provides customer benefits such as same day service, upfront price guarantees and a three-year/50,000 mile warranty on repairs. We have also launched “Assured Automotive Products,” which provide improved margin on various commodity items such as tires, filters and batteries.

We believe a future issue will be a reduction in the number of vehicles in operation which we can expect to service, particularly related to domestic manufacturers, due to the declining market share of Chrysler and GM (compared to import manufacturers) and the lower levels of vehicle sales in 2008 and 2009. To counteract the impact of fewer units in operation, we have focused on offering more commodity products, such as wiper blades and tires, with the goal of being a full service provider for all of our customers’ vehicle needs. We believe offering ‘one-stop shopping’ will be an important point of differentiation, particularly to take advantage of additional sales opportunities with customers purchasing a lifetime oil contract. These return customers provide an opportunity to offer more diversified services, and will help to offset the declines in the number of vehicles in operation.

We operate 13 collision repair centers: four in Texas; two each in Oregon and Idaho; and one each in Alaska, Washington, Montana, Nevada and Iowa.

Marketing

We market ourselves as Lithia Autos Stores-Serving our Communities since 1946. In most markets our stores are identified as Lithia Auto Stores, except where prohibited by franchise requirements.

We emphasize customer satisfaction and we realize that customer retention is critical to our success. We want our customers’ experiences to be so satisfying that they refer us to their families and friends. We utilize an owner marketing strategy consisting of email, traditional mail and phone contact to maintain regular communication, solicit feedback and identify unsatisfactory experiences.

To increase awareness and traffic at our stores, we employ a combination of traditional and digital media to reach potential customers. Total advertising expense, net of manufacturer credits, was $18.1 million during 2009. Approximately 70% of those funds were spent in traditional media and 30% were spent in digital and owner communications. In all of our communications, we seek to differentiate ourselves from competitors by conveying price, selection and finance benefits unique to Lithia.

Some of our advertising and marketing expenditures are offset by manufacturer co-op programs. Advertising credits not tied to specific vehicles are earned as reimbursement submitted to manufacturers for qualifying advertising expenditures. These reimbursements are recognized as a reduction of advertising expense upon manufacturer confirmation of submitted expenditures. Manufacturer cooperative advertising credits were $3.7 million in 2009, $3.9 million in 2008 and $4.8 million in 2007.

The role of the Internet in automotive retail marketing continues to grow. Most people now shop online before visiting our stores. We maintain websites for all of our stores and a corporate site (Lithia.com) dedicated to generating customer leads for our stores. Today, our websites enable our customers to:

•	locate our stores and identify the new vehicle brands sold at each store;

•	search new and pre-owned vehicle inventory;

•	view current pricing and specials;

•	obtain Kelley Blue Book values;

•	submit credit applications;

•	shop for and order manufacturers’ vehicle parts;

•	schedule service appointments;

•	pay for service; and

•	provide feedback about their Lithia experience.

We also have mobile versions of our websites in anticipation of greater adoption of mobile technology.

We post our inventory on major new and used vehicle listing services (cars.com, autotrader.com, kbb.com, ebay, craigslist, etc.) to reach online shoppers. We also employ search engine optimization, search engine marketing and online display advertising to reach more online prospects.

Social influence marketing represents a very cost effective method to enhance our corporate reputation and increase vehicle sales and service. We are deploying tools and training to our employees in ways that will help us listen to our customers and create more ambassadors for Lithia.

Franchise Agreements

Each of our Lithia store subsidiaries operates under a separate franchise agreement with each manufacturer of the new vehicles it sells.

Typical automobile franchise agreements specify the locations within a designated market area at which the store may sell vehicles and related products and perform certain approved services. The designation of such areas and the allocation of new vehicles among stores are at the discretion of the manufacturer. Franchise agreements do not, however, guarantee exclusivity within a specified territory.

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

Most franchise agreements are generally renewed after one to five years, but, in practice, have indefinite lives. Some franchise agreements, including those with Ford and Chrysler, have no termination date. In addition, state franchise laws protect franchised automotive retailers. Under some of those laws, a manufacturer may not:

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

In 2009, both Chrysler and General Motors underwent reorganizations while in bankruptcy protection, and as part of these reorganizations, both manufacturers terminated select franchises. In connection with its reorganization, the Chrysler entity emerging from bankruptcy protection, New Chrysler, assumed most Dealer Sales and Service (franchise) Agreements but elected to terminate certain franchise agreements to significantly reduce its dealer count. Two of our Chrysler stores (Omaha, NE Chrysler Jeep Dodge and Colorado Springs, CO Chrysler Jeep) were not assumed and those dealerships have ceased operations. After the reorganization, five of our existing Dodge dealerships were awarded additional franchises to sell either the Chrysler or Jeep brands, or both.

GM undertook a similar process in its reorganization and selected certain dealerships within its network for termination. The terminated dealerships were offered agreements winding down their operations with a final termination no later than October 2010. The GM closure list was not made public, and each terminated dealership signed a non-disclosure agreement with respect to its closure. We received franchise agreement modification documents that terminate all operations at three locations, terminate Cadillac franchises at two Chevrolet/Cadillac stores, and terminate heavy truck franchises at two Chevrolet stores. We have also received notification that our one Saturn franchise will not be continued by GM.

Federal legislation was passed in December 2009 which provides terminated Chrysler dealers and GM dealers who have closed or have signed wind-down letters, the opportunity to pursue reinstatement through an arbitration proceeding. The legislation provides that the arbitrator, under the auspices of the American Arbitration Association, shall balance the economic interest of the covered dealership, the economic interest of the manufacturer and the economic interest of the public at large and shall decide based upon that balancing, whether or not the covered dealership should be reinstated in the dealer network.

We have filed notice of arbitration with respect to our previous Colorado Springs Chrysler Jeep store and for all of the GM stores except the Cadillac and heavy truck franchises. At this time, we are unable to assess the likelihood of successful arbitration results.

While the arbitrations could result in the reopening of the Colorado Springs Chrysler dealership and the continuation of the GM dealerships subject to challenge, it is possible that we could lose the recently awarded additional brands at the five Chrysler stores, or have competing points reinstated in these markets. Further, significant reinstatements by Chrysler or GM could add additional costs and burdens on the reorganized manufacturers, reducing their competitiveness. We are unable to predict the ultimate financial impact on our business, if any.

Competition

The retail automotive business is highly competitive. It consists of a large number of independent operators, many of whom are individuals, families and small retail groups. We compete primarily with other automotive retailers, both publicly and privately-held.

Vehicle manufacturers have designated specific marketing and sales areas within which only one dealer of a vehicle brand may operate. In addition, our franchise agreements typically limit our ability to acquire multiple dealerships of a given brand within a particular market area. Certain state franchise laws also restrict us from relocating our dealerships, or establishing new dealerships of a particular brand, within any area that is served by another dealer with the same brand. Accordingly, to the extent that a market has multiple dealers of a particular brand, as some of our markets do, we are subject to significant intra-brand competition.

We are larger and have more financial resources than most private automotive retailers with which we currently compete in the majority of our regional markets. We compete directly with retailers with similar resources in our metropolitan markets in Seattle, Washington and Concord, California. If we enter other metropolitan markets, we may face competitors that are larger or have access to greater financial resources. We do not have any cost advantage in purchasing new vehicles from manufacturers. We rely on advertising and merchandising, pricing, our customer guarantees and sales model, our sales expertise, service reputation and the location of our stores to sell new vehicles.

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

Employees

As of December 31, 2009, we employed approximately 3,930 persons on a full-time equivalent basis.

Available Information and NYSE Compliance

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You can inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet Web site at http://www.sec.gov where you can obtain some of our SEC filings. We also make available, free of charge on our website at www.lithia.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You can also obtain copies of these reports by contacting Investor Relations at 541-776-6591.

As required by the NYSE Corporate Governance Standards, we filed the appropriate certifications with NYSE in 2009 confirming that our CEO is not aware of any violations of the NYSE Corporate Governance Standards and we also filed with the SEC in 2009 the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act.

Item 1A.	Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Risk related to our business

Adverse conditions affecting one or more key manufacturers may negatively impact our business, results of operations, financial condition and cash flows.

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. We finance certain new vehicle inventory with automotive manufacturers’ captive finance subsidiaries. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply our stores with an adequate supply of vehicles and related financing. Our Chrysler, GM and Ford (which we refer to as the domestic manufacturers) stores represented approximately 31%, 17% and 5% of our new vehicle sales in 2009, respectively, and approximately 35%, 18%, and 4% for all of 2008, respectively.

Most manufacturers have experienced significant declines in sales due to the recent economic recession. Many have disclosed substantial operating losses over the recent past. Two of these manufacturers, Chrysler and GM, filed a petition for Chapter 11 bankruptcy protection in the second quarter of 2009. Both succeeded in receiving approval for the transfer and sale of key operating assets into new companies with reduced debt, improved operating efficiencies, new ownership and resized operations.

In connection with its reorganization, the Chrysler entity emerging from bankruptcy protection (“New Chrysler”), assumed most franchise agreements but elected to terminate certain franchise agreements to significantly reduce its dealer count. Two of our Chrysler stores were not assumed and those dealerships have ceased operations. Five of our existing Dodge dealerships were awarded additional franchises to sell the Chrysler or Jeep brands.

GM undertook a similar process in its reorganization. With respect to the dealerships it elected to terminate, the cancellation is not immediate but, rather, the dealers were offered agreements limiting their current operations, with a final termination of these selected locations to be effective no later than October 2010. The GM closure list is not made public, and no individual dealership may disclose whether it will be retained or terminated. We received franchise agreement modification documents that terminate all operations at three locations, terminate Cadillac franchises at two Chevrolet/Cadillac stores and terminate heavy truck franchises at two Chevrolet stores. We have also received notification that our one Saturn franchise will not be continued as GM was unable to find a purchaser of the Saturn brand.

Federal legislation was passed in December 2009 which provides terminated Chrysler dealers and GM dealers who have closed or have signed wind-down letters, the opportunity to pursue reinstatement through an arbitration proceeding. The legislation provides that the arbitrator, under the auspices of the American Arbitration Association, shall balance the economic interest of the covered dealership, the economic interest of the manufacturer and the economic interest of the public at large and shall decide based upon that balancing, whether or not the covered dealership should be reinstated in the dealer network.

We have filed notice of arbitration with respect to our previous Colorado Springs Chrysler Jeep store and for all of the GM stores except the Cadillac and heavy truck franchises. At this time, we are unable to assess the likelihood of successful arbitration results.

While the arbitrations could result in the reopening of the Colorado Springs Chrysler dealership and the continuation of the GM dealerships subject to challenge, it is possible that we could lose the recently awarded additional brands at the five Chrysler stores, or have competing points reinstated in these markets. Further, significant reinstatement by Chrysler or GM could add additional costs and burdens on the reorganized manufacturers, reducing their competitiveness. We are unable to predict the ultimate financial impact on our business, if any.

On April 30, 2009, Chrysler Financial discontinued providing advances for new floorplan financing. We utilized Chrysler Financial for floorplan financing at all of our Chrysler locations and certain non-Chrysler locations. We completed the transition to permanent floorplan facilities with GMAC for all of our affected dealerships. However, our floorplan financing with GMAC imposes certain obligations on us, including maintaining a deposit relationship. If we are unable to continue to comply with those obligations, we could lose our floorplan financing with GMAC.

While New Chrysler and GM have both emerged from bankruptcy protection and completed their reorganizations, the future remains uncertain. The success of the reorganizations and Chrysler’s integration with Fiat S.p.A. is unknown. The future financial condition of GM and New Chrysler, and their ability to provide products that result in sales and profits consistent with historical results, is at risk. Resizing operations could negatively impact the volume of vehicles produced and available to dealers. As such, no assurances can be given that our financial condition, results of operations and cash flows will not be adversely impacted in the future.

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

Our business is heavily dependent on consumer demand and preferences. The recent downturn in overall levels of consumer spending has materially and adversely affected our revenues. We expect this downturn to continue through at least 2010. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Economic conditions may continue in a severe, prolonged downturn, and continue to have a material adverse effect on our retail business, particularly sales of new and used automobiles.

Our success depends in large part upon the overall demand for the particular lines of vehicles that each of our stores sell and the ability of the manufacturers to continue to deliver high quality, defect-free vehicles.

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

The recent announcement by Toyota, of not only its recall of approximately 8.5 million vehicles for possible accelerator pedal sticking issues, but to cease selling 8 models of vehicles until potentially defective parts have been replaced, has reduced sales at our Toyota stores and has adversely effected the manufacturer’s reputation for quality. It is uncertain how long repairs and replacements will take and the long term effects these recalls and safety issues will have on the Toyota brands.

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

A significant portion of vehicle buyers, particularly in the used car market, finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons including poor credit histories and lack of down payment, do not have access to more traditional finance sources. Lenders have generally tightened their credit standards. In the event lenders maintain or further tighten their credit standards or there is a further decline in the availability of credit in the lending market, the ability of these consumers to purchase vehicles could be limited which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are dependent on manufacturer-affiliated financing companies to provide flooring sources for our new vehicle inventories. If flooring sources are eliminated or reduced, no assurance can be given that we will be able to secure additional borrowing facilities. Additionally, our flooring debt is due upon demand, and it may be called at any time.

We secure real estate financing from certain lenders with a commitment that we continue to maintain associated flooring lines at the location so long as any mortgage debt remains outstanding. Such a commitment subjects us to the prevailing flooring line rate and terms offered by the lender, unless we are able to refinance our real estate debt placed with them.

We currently have relationships with a number of manufacturers or their affiliated finance companies, including GMAC LLC, Daimler Financial, TMCC, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC. These companies provide new vehicle floorplan financing for their respective brands. GMAC LLC serves as the primary lenders for all other brands. At December 31, 2009, GMAC was the flooring provider on approximately 66% of the amount outstanding. Certain of these companies have incurred significant losses and are operating under financial constraints. Other companies may incur losses in the future or undergo funding limitations. As a result, credit that has typically been extended to us by the companies may be modified with terms unacceptable to us or revoked entirely. If these events were to occur, we may not be able to pay our flooring debts or borrow sufficient funds to refinance the vehicles. Even if new financing were available, it may not be on terms acceptable to us.

Our business may be adversely affected by unfavorable conditions in our local markets, even if those conditions are not prominent nationally.

Our performance is subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships currently are located in limited markets in 12 states, with three states accounting for approximately 52% of our annualized revenue in 2009. Our results of operations, therefore, depend substantially on general economic conditions and consumer spending levels in those markets and could be materially adversely affected to the extent these markets experience sustained economic downturns regardless of improvements in the U.S. economy overall.

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

Our financial condition could be materially adversely impacted by a discontinuation or change in our manufacturers’ or distributors’ incentive programs. In addition, some manufacturers, including BMW and Mercedes, use a dealership’s manufacturer-determined customer satisfaction index, or CSI, scores as a factor governing participation in incentive programs. To the extent we cannot meet such minimum scores, we may be precluded from receiving certain incentives, which could materially adversely affect our business, results of operations, financial condition and cash flows.

Volatility in vehicle fuel prices changes consumer demand and significant increases can be expected to reduce vehicle sales.

Historically, in times of rapid increase in crude oil and fuel prices, sales of vehicles have dropped, particularly in the short term, as the economy slows, consumer confidence wanes and fuel costs become more prominent to the consumer’s buying decision. Limited supply of, and an increasing demand for, crude oil over time are expected to result in significant price increases in the future. In sustained periods of higher fuel costs, consumers who do purchase vehicles tend to prefer smaller, more fuel efficient vehicles (which typically have lower margins) or hybrid vehicles (which can be in limited supply during these periods).

Additionally, a significant portion of our new vehicle revenue and gross profit is derived from domestic manufacturers. These manufacturers have historically sold a higher percentage of trucks and SUVs than import or luxury brands. As such, they may experience a more significant decline in sales in the event that fuel prices increase.

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

Our franchise agreements also specify that, except in certain situations, we cannot operate a franchise by another manufacturer in the same building as the manufacturer’s franchised store. This may require us to build new facilities at a significant cost. Moreover, our manufacturers generally require that the store meet defined image standards. These commitments could require us to make significant capital expenditures.

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, non-renewal or renegotiation of their franchise agreements. Additionally, federal bankruptcy law can override protections afforded under state dealer laws.

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealers to renew their franchise agreements upon expiration.

In addition, these laws restrict the ability of automobile manufacturers to directly enter the retail market in the future. If manufacturers obtain the ability to directly retail vehicles and do so in our markets, such competition could have a material adverse effect on our business, results of operations, financial condition and cash flows.

As evidenced by the recent bankruptcy proceedings of both Chrysler and GM, state dealer laws do not afford continued protection from manufacturer terminations or non-renewal of franchise agreements. While we do not believe additional bankruptcy filings are probable, no assurances can be given that a manufacturer will not seek protection under bankruptcy laws, or that, in this event, they will not seek to terminate franchise rights held by us.

Manufacturer stock ownership restrictions may impair our ability to maintain or renew franchise agreements or issue additional equity.

Certain of our franchise agreements prohibit transfers of ownership interests of a store or, in some cases, its parent. The most prohibitive restriction which could be imposed by various manufacturers, including Honda/Acura, Hyundai, Isuzu, Mazda and Nissan, provides that, under certain circumstances, we may lose a franchise if a person or entity acquires an ownership interest in us above a specified level (ranging from 20% to 50% depending on the particular manufacturer’s restrictions and falling as low as 5% if another vehicle manufacturer is the entity acquiring the ownership interest) without the approval of the applicable manufacturer. Other restrictions in certain franchise agreements with manufacturers, including Ford, GM, Honda/Acura and Toyota, provide that a change in control in the Company is a violation of the agreement. Violations by our shareholders or prospective shareholders are generally outside of our control and may result in the termination or non-renewal of one or more of our franchises or impair our ability to negotiate new franchise agreements for dealerships we desire to acquire in the future, which may have a material adverse effect on our business, results of operations, financial condition and cash flows. These restrictions may also prevent or deter a prospective acquirer from acquiring control of us or otherwise adversely affect the market price of our Class A common stock or limit our ability to restructure our debt obligations.

Our overall liquidity may be materially adversely affected by failures of or delays by manufacturers in remitting payments to us.

We rely on our manufacturer partners to pay amounts owed to us under customary business terms. These amounts owed to us relate to, but are not limited to, warranty work performed, factory holdback or other manufacturer incentives. Total receivables from manufacturers were $11.0 million and $16.5 million as of December 31, 2009 and 2008, respectively. In the event manufacturers significantly delay or fail to make payments of amounts owed, our overall liquidity position could be materially and adversely affected.

Increasing competition among automotive retailers reduces our profit margins on vehicle sales and related businesses. Further, the use of the Internet in the car purchasing process could materially adversely affect us.

Automobile retailing is a highly competitive business. Our competitors include publicly and privately-owned dealerships, some of which are larger and have greater financial and marketing resources than we do. Many of our competitors sell the same or similar makes of new and used vehicles that we offer in our markets at competitive prices. We do not have any cost advantage in purchasing new vehicles from manufacturers due to economies of scale or otherwise. In addition, the popularity of short-term vehicle leasing in the past few years has resulted, as these leases expire, in a large increase in the number of late model used vehicles available in the market, which puts added pressure on new and used vehicle margins.

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

Environmental, health and safety regulations are becoming increasingly stringent. There can be no assurance that the costs of compliance with these regulations will not result in a material adverse effect on our results of operations or financial condition. Further, no assurances can be given that additional environmental, health or safety matters will not arise or new conditions or facts will not develop in the future at our currently or formerly owned or operated facilities, or at sites that we may acquire in the future, which will require us to incur significant expenditures.

With the breadth of our operations and volume of transactions, compliance with the many applicable federal and state laws and regulations cannot be assured. New regulations are enacted on an ongoing basis. These regulations can impact our profitability and require continuous training and vigilance. Fines, judgments and administrative sanctions can be severe.

We are subject to federal, state and local laws and regulations in each of the 12 states in which we have stores. New laws and regulations are enacted on an ongoing basis. With the number of stores we operate, the number of personnel we employ and the large volume of transactions we handle, it is likely that technical mistakes will be made. It is also likely that these regulations may impact our profitability and require ongoing training. Current practices in stores may become prohibited. We are responsible for ensuring that continued compliance with laws is maintained. If there are unauthorized activities of serious magnitude, the state and federal authorities have the power to impose civil penalties and sanctions, suspend or withdraw dealer licenses or take other actions. These actions could materially impair our activities or our ability to acquire new stores in those states where violations occurred. Further, private causes of action on behalf of individuals or a class of individuals could result in significant damages or injunctive relief.

The seasonality of our business magnifies the importance of second and third quarter operating results.

Our business is subject to seasonal variations in revenues. In our experience, demand for automobiles is generally lower during the first and fourth quarters of each year and this variance is even more pronounced in stores located in cold-weather states. We, therefore, generally receive a disproportionate amount of revenues in the second and third quarters and expect our revenues and operating results to be generally lower in the first and fourth quarters. Consequently, if conditions surface during the second and third quarters that impair vehicle sales, such as higher fuel costs, depressed economic conditions or similar adverse conditions, our revenues for the full year could be materially adversely affected.

Our ability to increase revenues through acquisitions depends on our ability to acquire and successfully integrate additional stores.

General

The U.S. automobile industry is considered a mature industry in which minimal growth is expected in unit sales of new vehicles. Accordingly, a principal component of our growth in sales would be to make acquisitions in our existing markets and in new geographic markets. To complete the acquisition of additional stores, we need to successfully address each of the following challenges.

Limitations on our capital resources

The acquisition of additional stores will require substantial capital investment. Limitations on our capital resources would restrict our ability to complete new acquisitions.

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

Substantially all of the assets of our dealerships are pledged to secure the indebtedness under our Credit Facility and our floorplan financing indebtedness. These pledges may limit our ability to borrow from other sources in order to fund our acquisitions.

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

In addition, such manufacturers generally require that no other manufacturers’ brands be sold from the same store location, and many manufacturers have site control agreements in place that limit our ability to change the use of the facility without their approval.

A manufacturer also considers our past performance as measured by the CSI scores and sales performance at our existing stores. At any point in time, some of our stores may have CSI scores below the manufacturers’ sales zone averages or have achieved sales below the targets manufacturers have set. Our failure to maintain satisfactory CSI scores and to achieve market share performance goals could restrict our ability to complete future acquisitions. We currently have, and at any point in the future may have, manufacturers that restrict our ability to complete future acquisitions.

Acquisition risks

We will face risks commonly encountered with growth through acquisitions. These risks include, without limitation:

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to assimilate the operations and personnel of acquired dealerships;

•	entering new markets with which we are unfamiliar;

•	encountering undiscovered liabilities and operational difficulties at acquired dealerships;

•	disrupting our ongoing business;

•	diverting our management resources;

•	failing to maintain uniform standards, controls and policies;

•	impairing relationships with employees, manufacturers and customers as a result of changes in management;

•	incurring increased expenses for accounting and computer systems, as well as integration difficulties;

•	failing to obtain a manufacturer’s consent to the acquisition of one or more of its dealership franchises or renew the franchise agreement on terms acceptable to us; and

•	valuing incorrectly entities to be acquired.

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

Consummation; competition

We may not be able to consummate any future acquisitions at acceptable prices and terms or identify suitable candidates. In addition, increased competition in the future for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including:

•	the availability of suitable acquisition candidates;

•	competition with other dealer groups for suitable acquisitions;

•	the negotiation of acceptable terms with the seller and with the manufacturer;

•	our financial capabilities and ability to obtain financing on acceptable terms;

•	our stock price;

•	our ability to maintain required financial covenant levels after the acquisition; and

•	the availability of skilled employees to manage the acquired businesses.

Financial condition

The operating and financial condition of acquired businesses cannot be determined accurately until we assume control. Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Similarly, many of the dealerships we acquire do not have financial statements audited or prepared in accordance with U.S. generally accepted accounting principles. We may not have an accurate understanding of the historical financial condition and performance of our acquired businesses. Until we actually assume control of the business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired businesses and their operations.

Indefinite-lived intangible assets (franchise value) comprise a meaningful portion of our total assets ($42.5 million at December 31, 2009). We must test our intangible assets for impairment at least annually, which may result in a non-cash write down of franchise rights and could have a material adverse impact on our business, results of operations, financial condition and cash flows and impair our ability to comply with loan covenants.

Indefinite-lived intangibles are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our remaining principal intangible assets are our rights under our franchise agreements with vehicle manufacturers. The risk of impairment charges increases if operating losses are suffered at those stores, if a manufacturer files for bankruptcy or if the stores are closed. Impairment charges result in a non-cash write-down of the affected franchise values. Furthermore, impairment charges could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our debt agreements and could have a material adverse impact on our business, results of operations, financial condition and cash flows.

A net deferred tax asset position comprises a meaningful portion of our total assets (approximately $39.7 million at December 31, 2009). We are required to assess the recoverability of this asset on an ongoing basis. Future negative operating performance or other unfavorable developments may result in a valuation allowance being recorded against some or all of this amount. This could have a material adverse impact on our business, results of operations, financial condition and cash flows and impair our ability to comply with loan covenants.

Deferred tax assets are evaluated periodically to determine if they are expected to be recoverable in the future. This evaluation considers positive and negative evidence in order to assess whether it is more likely than not that a portion of the asset will not be realized. The risk of a valuation allowance increases if continuing operating losses are incurred. A valuation allowance on our tax asset could have an adverse impact on our ability to satisfy financial ratios or other covenants under our debt agreements and could have a material adverse impact on our business, results of operations, financial condition and cash flows.

Our Credit Facility expires in October 2010. If we are unable to extend or replace our Credit Facility, our overall liquidity position may be materially adversely affected.

We rely on our Credit Facility for working capital requirements, portions of our used vehicle inventory, acquisitions and for general corporate purposes. We recently amended our Credit Facility, which extended it to October 2010 and relaxed certain restrictions governing acquisitions, dividend payments and share repurchases. As of December 31, 2009, we had $24.0 million drawn under our Credit Facility. We intend to amend, extend or replace the Credit Facility. However, we can provide no assurance that we will be able to amend, extend or replace our Credit Facility on terms acceptable to us, or at all, prior to its maturity. A failure to amend, extend or replace our Credit Facility could materially adversely affect our liquidity and our business, results of operations, financial condition and cash flows.

Our indebtedness and lease obligations could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations.

As of December 31, 2009, our total outstanding indebtedness was approximately $486.9 million, including $210.5 million in floor plan financing, $24.0 million in borrowings under our Credit Facility, $238.8 million in mortgage debt, $8.5 million in other long term debt, $2.9 million in floorplan financing and $2.2 million in mortgage debt in liabilities related to assets held for sale. Mortgage indebtedness consists primarily of real estate loans on individual properties from thirteen different banks and finance companies at fixed and variable rates.

Our floorplan financing is provided by nine banks and finance companies that are or previously were associated with automobile manufactures. For new vehicles and vehicles purchased at dealer auctions, advances are made at the time such vehicles are purchased and are typically required to be repaid no later than upon sale or lease of the vehicle.

Most of our floorplan financing may be terminated at any time by the lender and is due on demand.

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

In addition, our loan agreements contain covenants that limit our discretion with respect to business matters, including incurring additional debt or disposing of assets. Other covenants are financial in nature, including current and fixed-charge ratios and minimum net-worth requirements. A breach of any of these covenants could result in a default under the applicable agreement. In addition, a default under one agreement could result in a default and acceleration of our repayment obligations under the other agreements under the cross-default provisions in such other agreements.

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

The global credit and capital markets are undergoing a period of substantial volatility and disruption, and the global economy is experiencing a recession. There can be no assurance that this credit environment will not worsen or further impact the availability and cost of debt financing, including the refinancing of our indebtedness. If we are unable to refinance or renegotiate our debt, we cannot guarantee that we will be able to generate enough cash flow from operations or that we will be able to obtain enough capital to service our debt, make acquisitions or fund our planned capital expenditures. In such an event, we could face substantial liquidity issues and might be required to issue equity securities or sell some of our assets to meet our debt payments and other obligations. There can be no assurance that we will be able to effect refinancing of our indebtedness on terms acceptable to us, if at all.

Additionally, our real estate debt generally has a five year term after which the debt needs to be renewed or replaced. Over the last two years, the appraised value of commercial real estate, generally, and much of our real estate, specifically, has declined. Further, many lenders are reducing the loan-to-value lending ratios for new or renewed real estate loans. The effect of these developments could result in our inability to renew maturing real estate loans at the debt level existing at maturity, or on terms acceptable to us, requiring us to find replacement lenders or to refinance at lower loan amounts.

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

In addition, as we expand we may need to hire additional managers. The market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified managers could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the lack of qualified management or employees employed by potential acquisition candidates may limit our ability to consummate future acquisitions.

The sole voting control of our company is currently held by Sidney B. DeBoer, who may have interests different from our other shareholders. Further, 3.8 million shares of our Class B common stock held by Lithia Holding Company, LLC (“Lithia Holding”) are pledged, with other assets, to secure personal indebtedness of Mr. DeBoer. The failure to repay the indebtedness could result in the sale of such shares and the loss of such control, which may violate agreements with certain manufacturers.

Lithia Holding, of which Sidney B. DeBoer, our Chairman and Chief Executive Officer, is the sole managing member, holds all of the outstanding shares of our Class B common stock. A holder of Class B common stock is entitled to ten votes for each share held, while a holder of Class A common stock is entitled to one vote per share held. On most matters, the Class A and Class B common stock vote together as a single class. As of March 3, 2010, Lithia Holding controlled approximately 63% of the aggregate number of votes eligible to be cast by shareholders for the election of directors and most other shareholder actions. In addition, because Mr. DeBoer is the managing member of Lithia Holding, he currently controls and will continue to control, all of the outstanding Class B common stock, thereby allowing him to control the company.

Lithia Holding has pledged 3.8 million shares of our Class B common stock, together with other personal assets of Mr. DeBoer, to secure a personal loan to Mr. DeBoer from U.S. Bank National Association. Should he be unable to repay the loan, the bank could foreclose against the Class B common stock, which would result in the automatic conversion of such shares to Class A common stock. In such event, Mr. DeBoer would no longer be in control of the company and this loss (change) in control, if not consented to by the manufacturers, would be a technical violation under most of the dealer sales and service agreements held by us. While applicable state franchise laws prohibit manufacturers from unreasonably withholding consent to a change in control or the appointment of a new individual responsible for the operations of a store should a loss in control result in the removal of both Sid DeBoer and Bryan DeBoer, there can be no assurance that such laws will not change. In addition, the market price of our Class A common stock could decline materially if the bank foreclosed on such pledged stock and subsequently sold such stock in the open market.

Risks related to investing in our Class A common stock

Future sales of our Class A common stock in the public market could adversely impact the market price of our Class A common stock.

As of March 3, 2010, we had 1,560,777 shares of Class A common stock reserved for issuance under our equity plans (including our employee stock purchase plan). As of March 3, 2010, a total of 1,744,387 shares were outstanding related to outstanding restricted stock units and options (with the options having a weighted average exercise price of $13.66 per share and options to purchase 518,187 shares being exercisable). In addition, we had 3,762,231 shares of Class B common stock outstanding convertible into 3,762,231 shares of Class A common stock.

In the future, we may sell additional shares of our Class A common stock to raise capital. We cannot predict the size of future sales or the effect, if any, they may have on the market price of our Class A common stock. The sale of substantial amounts of Class A common stock, or the perception that such sales may occur, could adversely affect the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities, or to sell equity at a price acceptable to us.

Volatility in the market price and trading volume of our Class A common stock could adversely impact the value of your shares of our Class A common stock.

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like ours. These broad market factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. The market price of our Class A common stock, which has experienced large price and volume fluctuations in recent months, could continue to fluctuate significantly for many reasons, including in response to the risks described herein for reasons unrelated to our operations, such as:

•	reports by industry analysts;

•	changes in financial estimates by securities analysts or us, or our inability to meet or exceed securities analysts’, investors’ or our own estimates or expectations;

•	actual or anticipated sales of common stock by existing shareholders;

•	capital commitments;

•	additions or departures of key personnel;

•	developments in our business or in our industry;

•	a prolonged downturn in our industry;

•	general market conditions, such as interest or foreign exchange rates, commodity and equity prices, availability of credit, asset valuations and volatility;

•	changes in global financial and economic markets;

•	armed conflict, war or terrorism;

•	regulatory changes affecting our industry generally or our business and operations in particular;

•	changes in market valuations of other companies in our industry;

•	the operating and securities price performance of companies that investors consider to be comparable to us; and

•	announcements of strategic developments, acquisitions and other material events by us, our competitors or our suppliers.

Oregon law and our Restated Articles of Incorporation may impede or discourage a takeover, which could impair the market price of our Class A common stock.

We are an Oregon corporation, and certain provisions of Oregon law and our Restated Articles of Incorporation may have anti-takeover effects. These provisions could delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider to be in his or her best interest. These provisions may also affect attempts that might result in a premium over the market price for the shares held by shareholders, and may make removal of the incumbent management and directors more difficult, which, under certain circumstances, could reduce the market price of our Class A common stock.

Our issuance of preferred stock could adversely affect holders of Class A common stock.

Our Board of Directors is authorized to issue series of preferred stock without any action on the part of our holders of Class A common stock. Our Board of Directors also has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting powers, preferences over our Class A common stock with respect to dividends or if we voluntarily or involuntarily dissolve or distribute our assets, and other terms. If we issue preferred stock in the future that has preference over our Class A common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Class A common stock, the rights of holders of our Class A common stock or the price of our Class A common stock could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our stores and other facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, automobile storage lots, parking lots and offices. We believe our facilities are currently adequate for our needs and are in good repair. We own some of our properties, but also lease many properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases give us the option to renew the lease for one or more lease extension periods. We also hold certain undeveloped land for future expansion.

Item 3.	Legal Proceedings

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these two proceedings will have a material adverse effect on our business, results of operations, financial condition, or cash flows.

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

On April 28, 2004, Robert Allen and 29 other plaintiffs (“Allen Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 04-3032-HO) against Lithia Motors, Inc. and three of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon UTPA and common law fraud. The Allen Plaintiffs seek damages, attorney’s fees and injunctive relief. The Allen Plaintiffs’ Complaint stems from vehicle purchases made at Lithia stores between July 2000 and April 2001. On August 27, 2004, we filed a Motion to Dismiss the Complaint. On May 26, 2005, the Court entered an Order granting Defendants’ Motion to Dismiss plaintiffs’ state and federal RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over plaintiffs’ UTPA and fraud claims. Plaintiffs filed a Motion to Reconsider the dismissal Order. On August 23, 2005, the Court granted Plaintiffs’ Motion for Reconsideration and permitted the filing of a Second Amended Complaint (“SAC”). On September 21, 2005, the Allen Plaintiffs, along with Ms. Phillips, filed the SAC. In this complaint, the Allen plaintiffs seek actual damages that total less than $500,000, trebled, approximately $3.0 million in mental distress claims, trebled, punitive damages of $15.0 million, attorney’s fees and injunctive relief. The SAC added as defendants certain officers and employees of Lithia. In addition, the SAC added a claim for relief based on the Truth in Lending Act (“TILA”). On November 14, 2005 we filed a second Motion to Dismiss the Complaint and a Motion to Compel Arbitration. In two subsequent rulings, the Court has dismissed all claims except those under Oregon’s Unfair Trade Practices Act and a single fraud claim for a named individual. We believe the actions of the court have significantly narrowed the claims and potential damages sought by the plaintiffs. Discovery is completed and a resolution of the case is expected by the end of 2010.

On September 23, 2005, Maria Anabel Aripe and 19 other plaintiffs (“Aripe Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 05-3083-HO) against Lithia Motors, Inc., 12 of its wholly-owned subsidiaries and certain officers and employees of Lithia, alleging violations of state and federal RICO laws, the Oregon UTPA, common law fraud and TILA. The Aripe Plaintiffs seek actual damages of less than $600,000, trebled, approximately $3.7 million in mental distress claims, trebled, punitive damages of $12.6 million, attorney’s fees and injunctive relief. The Aripe Plaintiffs’ Complaint stems from vehicle purchases made at Lithia stores between May 2001 and August 2005 and is substantially similar to the allegations made in the Allen case. On July 27, 2009, we filed a Motion to Dismiss all claims with the Arbitrators hearing the dispute. On September 30, 2009, the Chief Arbitrator issued an Order acknowledging the voluntary withdrawal of the federal RICO claims by the Plaintiff and dismissed the claim for emotional distress damages. Further motions are pending, but the most significant monetary exposures have been removed from the case. The parties have agreed to delay discovery or other activity with respect to this case until the resolution of the Allen case.

Alaska Service and Parts Advisors and Managers’ Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against us (Dunham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney’s fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs’ request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. We have filed a motion requesting reconsideration of this class certification, but the arbitrator died before issuing his opinion. The reconsideration sought a ruling whether these employees or some of these employees are exempt from the applicable state law that provides for the payment of overtime under certain circumstances. The replacement arbitrator has now been appointed and recently ruled to remove all service and parts managers from the case. A class action opt-out notice was mailed to the service and parts employees in October 2009. No arbitration date has been set.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2008 and 2009:

2008	High	Low
Quarter 1	$15.72	$8.91
Quarter 2	10.94	4.89
Quarter 3	6.76	3.51
Quarter 4	4.99	1.53

2009
Quarter 1	$3.90	$1.98
Quarter 2	9.58	1.85
Quarter 3	16.49	8.43
Quarter 4	15.42	7.04

The number of shareholders of record and approximate number of beneficial holders of Class A common stock at March 3, 2010 was 1,288 and 6,646, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company, LLC.

Dividends declared or paid on our Class A and Class B common stock during 2008 were as follows:

	Dividend amount per share	Total amount of dividend (in thousands)
Quarter related to:
2007
Fourth quarter	$0.14	$2,776
2008
First quarter	0.14	2,806
Second quarter	0.14	2,837
Third quarter	0.05	1,025

We did not declare nor pay any dividends on our Class A and Class B common stock related to the fourth quarter of 2008 or all of 2009.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Stock Performance Graph

The following line-graph shows the annual percentage change in the cumulative total returns for the past five years on an assumed $100 initial investment and reinvestment of dividends, on (a) Lithia Motors, Inc.’s Class A common stock; (b) the Russell 2000; and (c) a peer group index composed of Penske Automotive Group, Inc., AutoNation, Sonic Automotive, Inc., Group 1 Automotive, Inc. and Asbury Automotive Group, the only other comparable publicly traded automobile dealerships in the United States as of December 31, 2009. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the Russell 2000. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base Period	Indexed Returns for the Year Ended
Company/Index	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Lithia Motors, Inc.	$100.00	$118.92	$110.72	$54.19	$13.75	$34.67
Auto Peer Group	100.00	112.63	128.85	89.20	43.20	89.38
Russell 2000	100.00	104.56	123.75	121.83	80.66	102.59

Item 6.	Selected Financial Data

You should read the Selected Financial Data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information contained elsewhere in this Annual Report on Form 10-K. The results of operations for stores classified as discontinued operations have been presented on a comparable basis for all periods presented.

	Year Ended December 31,
(In thousands, except per share amounts)	2009	2008	2007	2006	2005
Consolidated Statement of Operations Data:
Revenues:
New vehicle	$874,701	$1,147,418	$1,526,559	$1,447,662	$1,233,456
Used vehicle	539,352	547,706	669,912	645,038	584,078
Finance and insurance	56,010	76,679	99,207	96,518	84,655
Service, body and parts	276,690	286,326	284,769	247,242	212,297
Fleet and other	2,562	4,871	4,653	5,183	3,577

Total revenues	1,749,315	2,063,000	2,585,100	2,441,643	2,118,063
Cost of sales	1,419,696	1,706,525	2,149,283	2,026,462	1,745,374

Gross profit	329,619	356,475	435,817	415,181	372,689
Asset impairments	6,976	335,672	1,215	19	—
Selling, general and administrative	270,245	307,316	341,406	313,959	270,301
Depreciation and amortization	18,248	16,943	16,485	13,169	10,776

Operating income (loss)	34,150	(303,456)	76,711	88,034	91,612
Floorplan interest expense	(10,878)	(20,517)	(24,415)	(25,671)	(11,519)
Other interest expense	(14,063)	(17,878)	(16,273)	(12,206)	(9,763)
Other income, net	1,494	6,624	612	764	841

Income (loss) from continuing operations before income taxes	10,703	(335,227)	36,635	50,921	71,171
Income tax (provision) benefit	(4,639)	108,720	(14,865)	(19,626)	(27,524)

Income (loss) from continuing operations	6,064	(226,507)	21,770	31,295	43,647
Income (loss) from discontinued operations, net of tax	3,087	(26,079)	(221)	6,009	9,980

Net income (loss)	$9,151	$(252,586)	$21,549	$37,304	$53,627

Basic income (loss) per share from continuing operations	$0.28	$(11.22)	$1.11	$1.60	$2.27
Basic income (loss) per share from discontinued operations	0.14	(1.29)	(0.01)	0.30	0.52

Basic net income (loss) per share	$0.42	$(12.51)	$1.10	$1.90	$2.79

Shares used in basic per share	22,037	20,195	19,675	19,583	19,223

Diluted income (loss) per share from continuing operations	$0.27	$(11.22)	$1.07	$1.49	$2.08
Diluted income (loss) per share from discontinued operations	0.14	(1.29)	(0.01)	0.27	0.46

Diluted net income (loss) per share	$0.41	$(12.51)	$1.06	$1.76	$2.54

Shares used in diluted per share	22,176	20,195	22,204	22,207	21,854

Cash dividends declared per common share	$—	$0.47	$0.56	$0.54	$0.44

Factors Affecting Comparability
Stock-based compensation expense included as a component of selling, general and administrative expense	$2,054	$1,725	$3,384	$3,534	$490
Loss (gain) related to undesignated interest rate swaps included as a component of floorplan interest expense	(502)	545	—	(1,921)	4,081
Ineffectiveness loss (gain) related to interest rate swaps included as a component of floorplan interest expense	(411)	363	73	—	—

	As of December 31,
(In thousands)	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Working capital	$96,886	$99,524	$193,447	$149,701	$156,446
Inventories	328,726	422,812	601,759	603,306	606,047
Total assets	895,100	1,133,459	1,626,735	1,579,357	1,452,714
Flooring notes payable	210,488	337,700	451,590	499,679	530,452
Current maturities of long-term debt	38,303	78,634	13,327	16,557	6,868
Long-term debt, less current maturities	233,065	265,184	455,495	392,383	290,551
Total stockholders’ equity	307,038	248,343	508,212	493,393	460,231

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. “Business,” Item 1A. “Risk Factors” and our Consolidated Financial Statements and Notes thereto.

Overview

As discussed in Overview in Item 1, “Business” above, we are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of March 3, 2010, we offered 26 brands of new vehicles and all brands of used vehicles in 85 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks, replacement parts, provide vehicle maintenance, warranty, paint and repair services and arrange related financing, service contracts, protection products and credit insurance.

We believe that the reorganization of Chrysler and General Motors (“GM”) impacted our sales levels relative to the overall market sales environment, particularly in the fourth quarter of 2009. The production shutdowns both manufacturers implemented over the summer, coupled with the high demand for vehicles due to the CARS Program, left inventories in extremely short supply. Popular vehicles such as Ram pickup trucks and four-door Jeep Wranglers were not available in sufficient quantities to match consumer demand. Additionally, Chrysler has continued to experience declining market share in North America, providing fewer retail sales opportunities for our stores. We believe the inventory shortages will be quickly corrected. However, no assurances can be given that these issues will be contained to the near term, or that other problems related to the financial condition and product offering of these or our other manufacturers will not arise.

We have restructured our operations to align our costs with current industry vehicle sales levels. We believe that we are well positioned to benefit from an increase in new vehicle sales above current levels. We believe the actions we have taken over the past two years demonstrate the resiliency of our company. However, no assurances can be given that industry sales will not experience a further decline, or that our restructuring plan was sufficient to meet our operating objectives in a declining market.

We continue to believe that the fragmented nature of the automotive dealership sector provides us with the opportunity to achieve growth through consolidation. We have completed over 100 acquisitions since our initial public offering in 1996. Our acquisition strategy has been to acquire underperforming dealerships and, through the application of our centralized operating structure, improve store profitability. We believe the current economic environment provides us with attractive acquisition opportunities. Additionally, our management team possesses substantial experience, with our key management executives having an average of over 25 years experience in automotive retailing, and has demonstrated the ability to profitably operate stores and successfully integrate acquisitions.

Manufacturer Information

Historically, manufacturers have offered incentives on new vehicle sales through a combination of repricing strategies, rebates, lease programs, early lease cancellation programs and low interest rate loans to consumers. Through the first half of 2008, this strategy continued. However, in response to tightening in credit markets, we have seen a shift away from leasing and subsidized financing to dealer and consumer rebates and repricing strategies.

In 2009, manufacturers reduced the number of vehicles being produced, including an idling of production at both Chrysler and GM, to better match consumer demand. As a result of this, as well as the weaker financial condition of manufacturers, fewer incentives were offered, and demand for vehicles declined. Consumers who had grown accustomed to large rebates to subsidize negative equity in their automotive loans were prevented from purchasing new cars, and demand for other models traditionally dependent on rebates to incentivize purchases was relatively weak.

In the second half of 2009, financing companies such as banks and manufacturer captives gradually relaxed lending terms as used vehicle prices improved and defaults did not dramatically increase. This increased support allowed more customers with lower credit scores to access auto loans than in late 2008 and early 2009.

In the fourth quarter of 2009, Chrysler dramatically cut the level of both marketing and rebates on its vehicles, particularly as they began to re-brand their cars to reflect the new identity of the company. These reductions in dealer support, coupled with short supplies of vehicles, particularly of high demand models, impacted our operating results at the end of 2009. While we believe this to be a temporary issue that will be quickly corrected, no assurances can be provided that support levels and an improved supply of attractive vehicles will be adequate to reach previous sales levels.

Reclassification of Stores Previously Classified as Held for Sale

In the fourth quarter of 2009, our management team re-evaluated the decision to continue to classify certain stores as held for sale in light of the then current market conditions, prospects for economic recovery, improved company-wide and individual store operating performance and overall capital needs. Specific factors taken into consideration were as follows:

•

a lack of available credit continued to prove challenging to prospective purchasers of our stores. One of the primary problems was the lack of vehicle inventory floorplan financing, which is a basic requirement of the franchise agreement. Even for prospective purchasers with existing floorplan financing, obtaining mortgage financing on dealership real estate or committing to other significant capital investment proved exceedingly difficult.

•	continued economic uncertainty, including increasing unemployment, resulting in low consumer confidence and a prolonged reluctance to purchase big ticket items such as automobiles.

•

the dramatically decreased pool of potential purchasers further extended our store disposition time line. The absence of qualified buyers reduced expected proceeds to levels significantly below the range of what we considered to be reasonable.

•

a restructuring of store operations in 2008 and accelerated in 2009 aligned our costs with current industry vehicle sales levels, and enhanced our liquidity position. This restructuring improved operational performance at all locations, including those slated for divestiture. Improved operating performance at the stores held for sale, even on a constant valuation multiple, increased expected selling prices, which proved unobtainable given market conditions.

•

the reorganization of Chrysler and GM resulted in the closure of four domestic stores that we had not selected for divestiture. One of the original considerations for the restructuring we initiated in 2008 involved diversifying our portfolio to reduce dependence on domestic manufacturers, particularly Chrysler and GM. The unexpected closure of locations not selected for disposition accelerated this portfolio diversification and made some divestitures less critical.

•

throughout 2008 and 2009, we generated cash through asset sales, mortgage financing and operational cash flows. In 2009, we retired our outstanding convertible notes as they matured. Also, in late 2009, we completed a follow-on equity offering raising approximately $43 million. We extended the maturity on our Credit Facility into late 2010. These actions reduced the immediate need for liquidity to ensure our ongoing operations and eliminated the need to dispose of assets to raise cash.

Based on these factors, in the fourth quarter of 2009, circumstances previously considered unlikely were deemed to have occurred, and our management team concluded that we no longer were committed to sell certain stores. Therefore, we no longer met the criteria necessary to continue to classify the stores as held for sale. Assets and related liabilities associated with 10 stores were subsequently reclassified out of assets held for sale. Their associated results of operations were retrospectively reclassified from discontinued operations to continuing operations for all periods presented.

Certain locations we had closed in 2008 and 2009 continued to have assets, primarily real estate, classified as held for sale. Given the evaluation of overall market conditions, including commercial real estate, and our improved liquidity, we reclassified seven properties where operations had ceased to held and used in the fourth quarter of 2009. Impairment charges associated with these assets were reclassified from discontinued operations to continuing operations as a component of Other Asset Impairment for all periods presented. See Note 15 of Notes to Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported amounts of revenues and expenses at the date of the financial statements. Some of our accounting policies require us to make difficult and subjective judgments on matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on assumptions made by management. While we have made our best estimates based on facts and circumstances available to us at the time, different estimates could have been used in the current period. Changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include those related to assets held for sale, indefinite-lived intangible assets, long-lived assets, deferred tax assets, service contracts and other insurance contracts, and lifetime oil change and workers’ compensation self insurance. We also have other key accounting policies for valuation of accounts receivable, expense accruals and revenue recognition. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ materially from these estimates.

Classification and Valuation of Assets and Related Liabilities Held for Sale

An asset or disposal group, comprising of assets and related liabilities of a store expected to be disposed of in one transaction, is evaluated to determine if it meets the criteria for classification as held for sale. If the required criteria are met, the asset or disposal group is reclassified to held for sale.

At each period end, we evaluate whether the criteria for continued classification as held for sale are met for each asset and disposal group. The evaluation of these criteria involves judgment, including the period required to complete the disposition and the likelihood the plan for disposition will change.

The results of operations of our stores that have either been disposed of or are classified as held for sale are reported in discontinued operations if the operations of the stores have been or will be eliminated from the ongoing operations as a result of the disposal transaction, and we will not have significant continuing involvement in its operations after its disposal.

When an asset or disposal group is classified as held for sale, it is measured at the lower of its carrying amount or fair value less costs to sell. The fair value of a disposal group is determined for the group in the aggregate. An impairment is recorded when the carrying amount of an asset or disposal group exceeds its fair value.

We utilize historical experience, current asset purchase agreements, feedback from prospective buyers and third party broker estimates of value to determine the proceeds we expect to receive for a disposal group. For the real property component of a disposal group, we also consider fair value estimates based on a methodology utilizing gross profit generated by the disposal group in comparison to the percentage of average rent to gross profit for comparable asset groups elsewhere in the organization.

A future decline in store performance, changes in market conditions for commercial real estate, or the potential insolvency of a manufacturer could reduce the proceeds that will be received for the disposal group. Additionally, if disposal groups related to operations which are subsequently closed, the remaining assets, such as real estate and equipment, would need to be sold in the open market. This could reduce the proceeds that will be received for the assets, as their highest and best use is predominantly as an operating new vehicle dealership. Any reduction in the expected proceeds for the eventual disposition of our assets held for sale could result in the recognition of additional impairment charges, which could have a material adverse impact on our financial position and results of operations.

At December 31, 2009, two stores were classified as held for sale. Both are GM stores that have been classified as held for sale for less than twelve months, and we believe it is probable that their divestiture will be completed, as they are currently under contract to be sold. Assets held for sale at December 31, 2009 included $8.1 million in vehicle inventory and $3.6 million in property and equipment. See Note 15 of Notes to Consolidated Financial Statements for additional information.

Indefinite-Lived Intangible Assets

We are required to test our indefinite-lived intangible assets, consisting primarily of franchise rights, for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred. We have determined that the appropriate unit of accounting for testing franchise rights for impairment is on an individual store basis.

We estimate the fair value of our franchise rights primarily using a discounted cash flow (“DCF”) model. The forecasted cash flows used in the DCF model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, general operating expenses, and cost of capital. We use primarily internally-developed forecasts and business plans to estimate the future cash flows that each franchise will generate. We have determined that only certain cash flows of the store are directly attributable to the franchise rights. We estimate the appropriate interest rate to discount future cash flows to their present value equivalent taking into consideration factors such as a risk-free rate, a beta, an equity risk premium, a small stock risk premium, and a store-specific risk premium.

We also use third-party brokers’ estimates to assist us in determining the fair value of our franchise rights, which are developed using marketplace data related to current actual transactions involving franchise rights.

We are subject to financial statement risk to the extent that our franchise rights become impaired due to decreases in the fair value of the related underlying business. A future decline in store performance, change in projected growth rates, or margin assumptions and changes in discount rates could result in a potential impairment of one or more of our franchise rights, which could have a material adverse impact on our financial position and results of operations. Furthermore, in the event that a manufacturer is unable to remain solvent, we may be required to record a partial or total impairment on the remaining franchise value.

As of December 31, 2009, we had domestic franchise value totaling $19.6 million and total franchise value of $42.4 million.

As a result of the reorganization in bankruptcy of both Chrysler and GM, we evaluated our franchise value rights for impairment in the second quarter of 2009. We performed our annual impairment test in the fourth quarter of 2009. No impairment charges were recorded based on our tests. With the decision to reclassify certain assets from held for sale, impairment charges in the amount of $0.3 million related to franchise value recorded while classified in held for sale have been reclassified to continuing operations.

In the second quarter of 2008, based on our decision to dispose of approximately 10% of our stores, an adverse change in the business climate, our reduced earnings and cash flow forecast and a significant decline in our market capitalization, we determined that our franchise value required an interim impairment test. As a result of this impairment test, we recorded an impairment charge of $14.6 million. Additionally, we performed our annual impairment test in the fourth quarter of 2008. No additional impairment charges were recorded based on the results of our annual impairment test. With the decision to reclassify certain assets from held for sale, impairment charges in the amount of $3.6 million related to franchise value recorded while in held for sale have been reclassified to continuing operations.

Long-Lived Assets

We estimate the depreciable lives of our property and equipment, including leasehold improvements, and review them for impairment when events or circumstances indicate that their carrying amounts may not be recoverable.

A store is evaluated for recoverability if it has an operating loss in the current year and one of the prior two years. If it meets this criterion, we estimate the projected undiscounted cash flows for each asset group based on internally developed forecasts. If the undiscounted cash flows are lower than the carrying value of the asset group, we determine the fair value of the asset group based on additional market data, including recent experience in selling similar assets.

We hold certain property for future development or investment purposes. If a triggering event is deemed to have occurred, we evaluate this property for impairment by comparing its estimated fair value based on listing price less costs to sell and other market data including similar property that is for sale or has been recently sold, to the current carrying value. If the carrying value is less than the estimated fair value, an impairment is recorded.

Although we believe our property and equipment and assets held and used are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets. A future decline in store performance, change in projected growth rates, and changes in other margin assumptions could result in an impairment of long-lived asset groups, which could have a material adverse impact on our financial position and results of operations. Currently, 40% of our long-lived assets are associated with stores operating domestic franchises and 60% of our long-lived assets are associated with corporate operations and stores operating import/luxury franchises. A continued decline in the commercial real estate market could result in a potential impairment of certain investment properties not currently used in operations.

Due to the adverse change in the business climate, our reduced earnings and cash flow forecast, we performed impairment testing on long-lived assets in both 2009 and 2008. As a result, we recorded the following impairments:

Year Ended December 31,	2009	2008	2007
Long-lived assets	$9,054	$13,080	$—
Other assets	—	2,081	—
Impairments within selling, general and administrative	956	5,095	—

Total asset impairments	$10,010	$20,256	$—

See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information.

Deferred Tax Assets

As of December 31, 2009, we had deferred tax assets of approximately $67.2 million and deferred tax liabilities of $27.5 million. The principal components of our deferred tax assets are related to goodwill, allowances and accruals, deferred revenue and cancellation reserves. The principal components of our deferred tax liabilities are related to depreciation on property and equipment, and inventories.

We consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income, and tax-planning strategies in making this assessment.

Based upon the scheduled reversal of deferred tax liabilities, and our projections of future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences.

At December 31, 2009, we have not recorded any valuation allowance on deferred tax assets. If we are unable to meet the projected taxable income levels utilized in our analysis, and depending on the availability of feasible tax planning strategies, we might record a valuation allowance on a portion or all of our deferred tax assets in the future. In the event that a manufacturer is unable to remain solvent, our operations may be impacted and we might record a valuation allowance on a portion or all of the deferred tax assets, which could have a material adverse impact on our financial position and results of operations.

Service Contract and Other Insurance Contracts

We receive commissions from the sale of vehicle service contracts and certain other insurance contracts. The contracts are sold through an unrelated third party, but we may be charged back for a portion of the commissions in the event of early termination of the contracts by customers. We sell these contracts on a straight commission basis; in addition, we may also participate in future underwriting profit pursuant to retrospective commission arrangements, which are recognized as income upon receipt.

We record commissions at the time of sale of the vehicles, net of an estimated liability for future charge-backs. We have established a reserve for estimated future charge-backs based on an analysis of historical charge-backs in conjunction with estimated lives of the applicable contracts. If future cancellations are different than expected, we could have additional expense or income related to the cancellations in future periods, which could have a material adverse impact on our financial position and results of operations.

At December 31, 2009 and 2008, the reserve for future cancellations totaled $10.3 million and $13.5 million, respectively, and is included in accrued liabilities and other long-term liabilities on our consolidated balance sheets. A 10% increase in expected cancellations would result in an additional reserve of approximately $1.0 million.

Lifetime Oil Change Self-Insurance

In March 2009, we assumed from a third party the obligation to provide future lifetime oil service for a pool of existing contracts and began to self insure the majority of the lifetime oil contracts we sell.

Payments we receive upon sale of the lifetime oil contracts are deferred and recognized in revenue over the expected life of the service agreement to best match the expected timing of the costs to be incurred to perform the service. We estimate the timing and amount of future costs for claims and cancellations related to our lifetime oil contracts using historical experience rates and estimated future costs.

If our estimates of future costs to perform under the contracts exceed the existing deferred revenue, we record a charge in the statement of operations. We perform our loss contingency analysis separately for the pool of assumed contracts and the pool of self-insured contracts sold starting in March 2009. At December 31, 2009, we recorded a charge of $1.4 million for expected costs in excess of revenue deferred related to the pool of assumed contracts. Any changes in assumptions about future costs expected to be incurred to service contracts could result in the recognition of additional charges, which could have a material adverse impact on our financial position and results of operations.

A 10% change in expected claims costs per contract for the assumed pool of contracts would result in additional reserves of approximately $1.2 million. A 10% change in expected claims per contract for the self-insured sold contracts would not require any reserve. At December 31, 2009, the remaining deferred revenue related to the assumed obligation and the new self-insured sold contracts was $10.6 million and $7.0 million, respectively.

Workers’ Compensation Self Insurance

We self-insure a portion of our workers’ compensation insurance. Workers’ compensation insurance premiums are determined under a five-year retrospective cost policy with our insurance carrier, whereby premium cost depends on claims experience. We accrue premiums based on our historical experience rating and number of employees, although the actual claims can be something greater or less than the historical experience, which could cause our estimated liability to either be under or over accrued. Premiums are based on actual claims plus an insurance component. We have a maximum exposure to claims in a given year, at which point additional claims are paid by the insurance carrier. Any changes in assumptions and claim experience could result in the recognition of additional charges, which could have a material adverse impact on our financial position and results from operations.

At December 31, 2009 and 2008, the workers’ compensation reserve totaled $3.0 million and $4.3 million, respectively, and is included in accrued liabilities and other long-term liabilities on our consolidated balance sheets. A 10% increase in claims experience would result in additional workers compensation reserves of approximately $1.6 million.

Selected Operating Data

The following tables set forth the changes in our operating results from continuing operations in 2009 compared to 2008 and in 2008 compared to 2007:

	Year Ended December 31,		Increase	% Increase
(In Thousands)	2009	2008	(Decrease)	(Decrease)
Revenues:
New vehicle	$874,701	$1,147,418	$(272,717)	(23.8)%
Used vehicle	539,352	547,706	(8,354)	(1.5)
Finance and insurance	56,010	76,679	(20,669)	(27.0)
Service, body and parts	276,690	286,326	(9,636)	(3.4)
Fleet and other	2,562	4,871	(2,309)	(47.4)

Total revenues	1,749,315	2,063,000	(313,685)	(15.2)
Cost of sales:
New vehicle	800,969	1,056,533	(255,564)	(24.2)
Used vehicle	473,289	498,339	(25,050)	(5.0)
Service, body and parts	144,213	148,358	(4,145)	(2.8)
Fleet and other	1,225	3,295	(2,070)	(62.8)

Total cost of sales	1,419,696	1,706,525	(286,829)	(16.8)

Gross profit	329,619	356,475	(26,856)	(7.5)
Asset impairments	6,976	335,672	(328,696)	(97.9)
Selling, general and administrative	270,245	307,316	(37,071)	(12.1)
Depreciation and amortization	18,248	16,943	1,305	7.7

Operating income (loss)	34,150	(303,456)	337,606	111.3
Floorplan interest expense	(10,878)	(20,517)	(9,639)	(47.0)
Other interest expense	(14,063)	(17,878)	(3,815)	(21.3)
Other income, net	1,494	6,624	(5,130)	(77.4)

Income (loss) from continuing operations before income taxes	10,703	(335,227)	345,930	103.2
Income tax benefit (expense)	(4,639)	108,720	(113,359)	(104.3)

Income (loss) from continuing operations	$6,064	$(226,507)	$232,571	102.7%

	Year Ended December 31,		Increase	% Increase
(In Thousands)	2008	2007	(Decrease)	(Decrease)
Revenues:
New vehicle	$1,147,418	$1,526,559	$(379,141)	(24.8)%
Used vehicle	547,706	669,912	(122,206)	(18.2)
Finance and insurance	76,679	99,207	(22,528)	(22.7)
Service, body and parts	286,326	284,769	1,557	0.5
Fleet and other	4,871	4,653	218	4.7

Total revenues	2,063,000	2,585,100	(522,100)	(20.2)
Cost of sales:
New vehicle	1,056,533	1,407,199	(350,666)	(24.9)
Used vehicle	498,339	591,011	(92,672)	(15.7)
Service, body and parts	148,358	147,790	568	0.4
Fleet and other	3,295	3,283	12	0.4

Total cost of sales	1,706,525	2,149,283	(442,758)	(20.6)

Gross profit	356,475	435,817	(79,342)	(18.2)
Asset impairments	335,672	1,215	334,457	27,527.3
Selling, general and administrative	307,316	341,406	(34,090)	(10.0)
Depreciation and amortization	16,943	16,485	458	2.8

Operating income (loss)	(303,456)	76,711	(380,167)	(495.6)
Floorplan interest expense	(20,517)	(24,415)	(3,898)	(16.0)
Other interest expense	(17,878)	(16,273)	1,605	9.9
Other income, net	6,624	612	6,012	982.4

Income (loss) from continuing operations before income taxes	(335,227)	36,635	(371,862)	(1,015.0)
Income tax (expense) benefit	108,720	(14,865)	(123,585)	(831.4)

Income (loss) from continuing operations	$(226,507)	$21,770	$(248,277)	(1,140.5)

Certain key performance metrics used to manage our business were as follows for 2009, 2008 and 2007:

2009	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	50.0%	8.4%	22.4%
Used vehicle, retail	26.7	14.1	20.0
Used vehicle, wholesale	4.2	0.3	0.0
Finance and insurance(1)	3.2	100.0	17.0
Service, body and parts	15.8	47.9	40.2
Fleet and other	0.1	52.2	0.4

2008	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	55.6%	7.9%	25.5%
Used vehicle, retail	22.0	11.5	14.7
Used vehicle, wholesale	4.6	(3.2)	(0.8)
Finance and insurance(1)	3.7	100.0	21.5
Service, body and parts	13.9	48.2	38.7
Fleet and other	0.2	32.4	0.4

2007	Percent of Total Revenues	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	59.1%	7.8%	27.4%
Used vehicle, retail	20.8	14.1	17.4
Used vehicle, wholesale	5.1	2.3	0.7
Finance and insurance(1)	3.8	100.0	22.8
Service, body and parts	11.0	48.1	31.4
Fleet and other	0.2	29.4	0.3

(1)	Commissions reported net of anticipated cancellations.

	Year Ended December 31, (1)
	2009	2008	2007
Total gross margin	18.8%	17.3%	16.9%
Selling, general and administrative expenses as a % of gross profit	82.0	86.2	78.3
Operating margin	2.0	(14.7)	3.0
Pre-tax margin	0.6	(16.2)	1.4

Same-store sales percentage increases (decreases) were as follows:

	2009 compared to 2008	2008 compared to 2007
New vehicle retail, excluding fleet	(23.6)%	(25.4)%
Used vehicle, retail	3.1	(17.0)
Used vehicle, wholesale	(23.1)	(30.2)
Total vehicle sales, excluding fleet	(16.4)	(23.6)
Finance and insurance	(26.2)	(22.5)
Service, body and parts	(3.3)	0.1
Total sales, excluding fleet	(14.9)	(20.9)

Same-store sales are calculated for stores that were in operation as of December 31, 2009, and only including the months of operations for both comparable periods. For example, a store acquired in June 2008 would be included in same store operating data beginning in July 2009, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the periods of July through December of both comparable years.

Floorplan assistance is provided by manufacturers to specifically support store financing of new vehicle inventory. Under accounting standards, floorplan assistance is recorded as a component of new vehicle gross profit when the specific vehicle is sold. However, as manufacturers provide this assistance to offset inventory carrying costs, we believe a comparison of floorplan interest expense to floorplan assistance can be used to evaluate the efficiency of our new vehicle sales relative to stocking levels. The following table details the carrying costs for new vehicles and includes new and program vehicle floorplan interest net of floor plan assistance earned.

	Year Ended December 31,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Floorplan interest expense (new vehicles)	$10,878	$20,517	$(9,639)	(47.0)%
Floorplan assistance (included in cost of sales)	(9,132)	(15,324)	(6,192)	(40.4)

Net new vehicle carrying costs	$1,746	$5,193	$(3,447)	(66.4)%

	Year Ended December 31,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Floorplan interest expense (new vehicles)	$20,517	$24,415	$(3,898)	(16.0)%
Floorplan assistance (included in cost of sales)	(15,324)	(17,130)	(1,806)	(10.5)

Net new vehicle carrying costs	$5,193	$7,285	$(2,092)	(28.7)%

Results of Continuing Operations

For the year ended December 31, 2009, we realized a reported net income of $9.2 million, or $0.41 per diluted share. For the years ended December 31, 2008 and 2007, we realized a reported net loss of $252.6 million, or $(12.51) per diluted share, and a reported net income of $21.5 million, or $1.06 per diluted share, respectively.

Pro Forma Reconciliations

Due to the non-cash charges related to asset impairments, reserve adjustments recorded and gains on extinguishment of debt, we are providing our results of operations excluding these items. We believe that each of the non-GAAP financial measures provided improves the transparency of our disclosure, by presenting our results that exclude the impact of certain items that affect their period-to-period comparability.

The following table reconciles certain reported GAAP income (loss) amounts per the statements of operations to the comparable non-GAAP income (loss) amounts:

	Year Ended December 31,
	Net Income (Loss)			Diluted Net Income (Loss) per Share
Continuing Operations	2009	2008	2007	2009	2008	2007
As reported	$6,064	$(226,507)	$21,770	$0.27	$(11.22)	$1.07
Asset impairments	4,618	230,241	1,007	0.22	11.40	0.04
Reserve adjustments	1,145	—	—	0.05	—	—
Gain on extinguishment of debt	(791)	(3,479)	—	(0.04)	(0.17)	—

Adjusted	$11,036	$255	$22,777	$0.50	$0.01	$1.11

Discontinued Operations
As reported	$3,087	$(26,079)	$(221)	$0.14	$(1.29)	$(0.01)
Impairments and disposal (gain) loss	(6,378)	18,962	2,658	(0.29)	0.94	0.12

Adjusted	$(3,291)	$(7,117)	$2,437	$(0.15)	$(0.35)	$0.11

Consolidated Operations
As reported	$9,151	$(252,586)	$21,549	$0.41	$(12.51)	$1.06

Adjusted	$7,745	$(6,862)	$25,214	$0.35	$(0.34)	$1.22

The following further discusses the results of our operations in 2009, 2008 and 2007.

New Vehicle Revenues

	Year Ended December 31,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenue	$874,701	$1,147,418	$(272,717)	(23.8)%
Retail units sold	29,109	39,091	(9,982)	(25.5)
Average selling price per retail unit	$30,049	$29,352	$697	2.4

	Year Ended December 31,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenue	$1,147,418	$1,526,559	$(379,141)	(24.8)%
Retail units sold	39,091	52,139	(13,048)	(25.0)
Average selling price per retail unit	$29,352	$29,279	$73	0.2

Within our business lines, new vehicle sales have been impacted most severely by the current recessionary environment. Weak consumer confidence and a lack of available credit have reduced demand for new vehicles. The third quarter of 2009 experienced incremental improvement as a result of the CARS program, which provided government sponsored rebates for consumers who elected to purchase a new vehicle with improved fuel economy. Throughout 2009, Chrysler experienced declining market share, from approximately 12% at the beginning of the year to approximately 8.5% at the end of the year. Given our significant exposure to Chrysler stores, our new vehicle sales levels were impacted as competing brands commanded more of the overall market. Also in the fourth quarter of 2009, a shortage of available Chrysler product negatively impacted new vehicle sales levels.

The decline in new vehicle sales, excluding fleet, in 2008 compared to 2007 was primarily a result of the retail environment, but was exacerbated by our heavier domestic automaker exposure. Through the second quarter of 2008, increasing gas prices pushed consumer demand towards smaller, more fuel-efficient vehicles. As gas prices decreased in the second half of 2008, demand for heavier trucks and SUVs returned. However, this trend was more than offset by a decline in the overall macroeconomic environment, as the majority of automakers experienced double digit declines in sales when compared to the prior year. The average price of new vehicles sold in 2008 increased slightly over the average prices for 2007, but the number of vehicles sold was significantly lower. Vehicle prices increased in 2008 compared to 2007 due to a higher average invoice cost and also due to a shift away from the volume based strategy we adopted in prior years.

Used Vehicle Revenues

	Year Ended December 31,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Retail revenue	$467,661	$454,301	$13,360	2.9%
Retail units sold	28,750	27,305	1,445	5.3
Average selling price per retail unit	$16,266	$16,638	$(372)	(2.2)

Wholesale revenue	$71,691	$93,405	$(21,714)	(23.2)
Wholesale units sold	13,413	15,840	(2,427)	(15.3)
Average selling price per wholesale unit	$5,345	$5,897	$(552)	(9.4)

	Year Ended December 31,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Retail revenue	$454,301	$538,965	$(84,664)	(15.7)%
Retail units sold	27,305	31,741	(4,436)	(14.0)
Average selling price per retail unit	$16,638	$16,980	$(342)	(2.0)

Wholesale revenue	$93,405	$130,947	$(37,542)	(28.7)
Wholesale units sold	15,840	19,753	(3,913)	(19.8)
Average selling price per wholesale unit	$5,897	$6,629	$(732)	(11.0)

Used vehicle retail unit sales have increased as consumers opt to purchase used vehicles instead of new vehicles, and as we increase the number of lower price, higher-margin older used cars we sell. We have focused our store personnel on maximizing retail used vehicle sales and reducing the number of used vehicles we wholesale after acquiring via trade-in. As a result of the shift in mix to more used vehicles and fewer new vehicles sold, our used retail to new vehicle sales ratio has improved from 0.7:1 in 2008 to 1:1 in 2009.

The average price of used vehicles sold decreased in 2008 compared to 2007 as we worked through an inventory of vehicles that was not in high demand, a shift towards cars and away from trucks and as a reduction in available credit decreased the amount of financing customers could obtain, which resulted in lower average transactions.

Finance and Insurance

	Year Ended December 31,		Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
Revenue	$56,010	$76,679	$(20,669)	(27.0)%
Revenue per retail unit	$968	$1,155	$(187)	(16.2)

	Year Ended December 31,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Revenue	$76,679	$99,207	$(22,528)	(22.7)%
Revenue per retail unit	$1,155	$1,183	$(28)	(2.4)

The declines in finance and insurance sales were primarily due to fewer vehicles sold in 2009 compared to 2008, as well as a decline in our penetration rate for finance and insurance products and the impact of restrictions on the overall loan amount to vehicle invoice cost, which can impact the ability of customers to finance the ancillary products we offer. Additionally, customers participating in the CARS Program elected to pay cash for their vehicle at a higher rate and purchased fewer extended warranties and other ancillary products than our traditional customers.

Additionally, in the first quarter of 2009, we discontinued the transfer of the obligation related to most of our lifetime lube, oil and filter insurance contracts to a third party. As a result, beginning March 1, 2009, we no longer recognize revenue related to earned commissions at the inception of the contract but, instead, defer the full sale price of the contract and recognize the revenue over the expected life of the contract as services are provided. This change improves our cash position as we retain 100% of the contract sales price, but decreased our finance and insurance revenues by approximately $69 per vehicle in 2009 compared to 2008.

Our finance and insurance sales were down in 2008 compared to 2007, both on an overall basis and a same-store basis, primarily due to the overall decline in vehicles sold combined with a decline in the average warranty and other finance product sales per retail unit. This decline is primarily due to the tightening of credit markets, which limited the payment to income and debt to income ratios that are required by lenders, reducing the opportunity to add insurance and warranty products.

Penetration rates for certain products were as follows:

	2009	2008	2007
Finance and insurance	69%	75%	76%
Service contracts	41	42	43
Lifetime oil change and filter	35	35	37

Service, Body and Parts Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2009	2008
Revenue	$276,690	$286,326	$(9,636)	(3.4)%

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2008	2007
Revenue	$286,326	$284,769	$1,557	0.5%

Our service, body and parts business was also affected, albeit at a lesser magnitude than vehicle sales, by the challenging economic environment in 2009 and 2008. Declining consumer confidence has caused customers to defer maintenance work and routine servicing for longer periods of time. Warranty work accounted for approximately 19.8% of our same-store service, body and parts sales in 2009 compared to 20.5% in 2008, which resulted in a 6.2% decrease in same-store warranty sales in 2009 compared to 2008. Domestic brand warranty work decreased by 4.8%, while import/luxury warranty work decreased by 8.1% in 2009 compared to 2008. The customer pay service and parts business, which represented 80.2% of the total service, body and parts business in 2009, was down 2.6% on a same-store basis compared to 2008.

Warranty work accounted for approximately 20.4% of our same-store service, body and parts sales in 2008, which was 0.7% higher than 2007. The customer pay service and parts business represented 79.6% of the total service, body and parts business in 2008, which was 0.7% lower compared to 2007. These changes in mix resulted in relatively flat year-to-year comparisons.

Gross Profit

Gross profit decreased $26.9 million in 2009 compared to 2008 and decreased $79.3 million in 2008 compared to 2007. The decreases in 2009 compared to 2008 and in 2008 compared to 2007 were due to decreased total revenues, partially offset by increases in our overall gross profit margins.

Gross profit margins achieved were as follows:

	Year Ended December 31,		Basis Point Change
	2009	2008
New vehicle	8.4%	7.9%	50	bp
Retail used vehicle	14.1	11.5	260
Wholesale used vehicles	0.3	(3.2)	350
Finance and insurance	100.0	100.0	—
Service, body and parts	47.9	48.2	(30)
Overall	18.8	17.3	150

	Year Ended December 31,		Basis Point Change*
	2008	2007
New vehicle	7.9%	7.8%	10	bp
Retail used vehicle	11.5	14.1	(260)
Wholesale used vehicles	(3.2)	2.3	(550)
Finance and insurance	100.0	100.0	—
Service, body and parts	48.2	48.1	10
Overall	17.3	16.9	40

*	A basis point is equal to 1/100th of one percent.

During 2009, we focused attention on maximizing retail profit opportunities on each transaction in order to offset the decline in overall sales levels. We also continued to adjust our vehicle inventories to respond to shifts in consumer demand driven by fuel prices and macroeconomic conditions. These factors led to improved gross profit margins in most of our business lines. We also focused on increasing the number of commodity sales in our service, body and parts business, including batteries, tires and wiper blades. These sales, although at a lower gross profit margin, present an opportunity to offset declining revenues in future periods. As discussed above, the decline in revenues is attributable to decreased units in operation from fewer vehicle sales in 2008 and 2009 and lower market share by our more prevalent domestic brands.

New vehicle gross profit margins were flat in 2008 compared to 2007 as negative effects of the challenging economic environment were offset by a shift in consumer demand to cars versus trucks and SUVs. Our stores typically target a dollar amount of gross profit on each vehicle sale, rather than a percentage. As such, when the average vehicle sale price declines but the gross profit remains consistent, gross profit margins are positively affected. Gross profit margins were up on new cars, while they were down on trucks and SUVs as we lowered pricing on these vehicles in order to clear out older inventory. Given the reduced number of new vehicle sales transactions, we implemented training and focused our stores on maintaining the gross profit on each vehicle retailed. This focus helped to offset the broader impact on revenues and gross margins due to the declining economy.

The challenging retail environment also led to the declines in gross profit margins in retail and wholesale used vehicle sales in 2008 compared to 2007. We adjusted the pricing on our used vehicle inventories due to a shift in the types of used vehicles in demand in an effort to reduce inventory levels and lower amounts outstanding on our credit facility. Also, the tightening of the credit markets affected the ability of customers to obtain financing, and reduced the overall amount of credit available to each customer. As such, customers sought out lower priced used vehicles. This shift, which improves gross profit margins as we target a specific dollar amount of gross profit per transaction rather than a percentage, helped to offset some of the pricing adjustments discussed above.

Service, body and parts gross profit margins increased in 2008 compared to 2007 due to concentration on maximizing all profit opportunities through the sale of additional service work and fewer consumer discounts and promotions, partially offset by the continued shift to parts and accessories business and more competitive pricing on service work in order to emphasize volume.

Goodwill and Other Asset Impairment Charges

We are required to test our goodwill and other indefinite-lived intangible assets for impairment at least annually or more frequently if conditions indicate that an impairment may have occurred. In addition, long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.

As discussed above, we recorded asset impairment charges in 2009, 2008 and 2007. Asset impairments recorded as a component of continuing operations consist of the following (in thousands):

December 31,	2009	2008	2007
Goodwill	$—	$299,266	$
Intangible assets	250	18,132		1,190
Long-lived assets	9,054	13,080		—
Other assets	—	2,081		—
Costs to sell	(2,328)	3,113		25

Total asset impairments	$6,976	$335,672		$1,215

In addition, we recorded impairment charges on certain other assets of $1 million and $5.1 million in 2009 and 2008, respectively, as a component of selling, general and administrative expense.

After the above charges, and the allocation of goodwill based on the stores classified in discontinued operations, our remaining balance in goodwill was zero.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

	Year Ended December 31,
	2009	2008	2007
SG&A as a % of revenue	15.4%	14.9%	13.2%
SG&A as a % of gross profit	82.0	86.2	78.3

SG&A decreased $37.1 million in 2009 compared to 2008 and decreased $34.1 million in 2008 compared to 2007. The changes in SG&A as a percentage of revenue and gross profit were primarily due to a lower basis, offset by cost reduction measures.

While we have improved SG&A as a percentage of gross profit in 2009 as a result of better matching our cost structure with our current revenue levels, we anticipate further improvements in the future as new vehicle sales levels improve, generating more gross profit. The third quarter of 2009 also benefited as a result of the CARS Program, which provided government sponsored rebates for consumers who elected to purchase a new vehicle.

The changes in dollars spent were primarily due to the following (in millions):

2009 compared to 2008
Decrease related to salaries, bonuses and benefits	$(21.2)
Decrease related to write-off of construction projects and other assets	(4.5)
Decrease related to travel expenses	(2.5)
Decrease related to legal and professional fees	(2.4)
Decrease related to outside services	(3.0)
Decrease related to rent expense	(1.6)
Decrease in other general expenses	(1.9)

$(37.1)

2008 compared to 2007
Decrease related to salaries, bonuses and benefits	$(27.8)
Decrease related to employee benefits	(4.7)
Decrease related to travel expenses	(3.7)
Decrease related to insurance expenses	(2.6)
Decrease related to stock-based compensation	(1.7)
Increase related to write-off of construction projects and other assets	4.5
Increase related to legal and professional fees	2.2
Increase related to advertising expense	2.3
Decrease in other expenses	(2.6)

$(34.1)

Depreciation and Amortization

Depreciation – Buildings is comprised of depreciation expense related to buildings and significant remodels or betterments. Depreciation and Amortization – Other, is comprised of depreciation expense related to furniture, tools and equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

Depreciation and amortization increased $1.3 million and $0.5 million, respectively, in 2009 compared to 2008 and in 2008 compared to 2007. The increase in 2009 was due primarily to a $2.2 million charge to record depreciation related to assets reclassified from held for sale. Assets classified as held for sale are not depreciated. When assets previously classified as held for sale are reclassified to held and used, they are valued at the lower of their fair value or their net book value assuming depreciation had not been halted. This $2.2 million charge is offset by lower property and equipment balances as a result of the disposition of stores and the impairment of property and equipment during 2008 and 2009.

Operating Income (Loss)

Operating income (loss) was 0.6%, (16.2)% and 1.4% of revenue, respectively, in 2009, 2008 and 2007. 2009 was negatively affected by lower revenues over which to spread our SG&A, partially offset by higher gross profit margins due to a shift in revenue sources and our improved cost structure. The operating losses in 2008 were due primarily to the asset impairment charges discussed above.

Floorplan Interest Expense

Given the disruptions in the credit markets, captive finance companies have experienced increases in capital cost and decreases in availability of funds. We have not experienced any disruption in our inventory flooring arrangements. Floorplan interest is typically tied to a benchmark rate such as LIBOR or prime, plus a credit spread. Credit spreads have increased by 50 to 100 basis points in 2009, with certain lending restrictions on aged inventories. No assurances can be given that we will not experience disruptions in available credit for new vehicle inventories in the future.

Floorplan interest expense decreased $9.6 million in 2009 compared to 2008. A decrease of $2.9 million resulted from declines in the average benchmark interest rates on our floorplan facilities and a decrease of $6.2 million resulted from decreases in the average outstanding balances of our floorplan facilities. Ineffectiveness from hedging interest rate swaps resulted in a decrease of $0.5 million.

Floorplan interest expense decreased $3.9 million in 2008 compared to 2007. A decrease of $6.6 million resulted from lower average interest rates and a decrease of $1.2 million resulted from slightly lower average balances outstanding. These factors were partially offset by an increase of $3.9 million related to our interest rate swaps.

Other Interest Expense

Other interest expense includes interest on our senior subordinated convertible notes, debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle line of credit.

Other interest expense decreased $3.8 million in 2009 compared to 2008. A decrease of $0.3 million related to a decrease in the weighted average interest rate on our debt in 2009 compared to 2008 and a decrease of $4.3 million related to a decrease in the average outstanding balances. The decrease in the average outstanding balances resulted primarily from the repayment of $42.5 million of our senior subordinated notes in the third and fourth quarters of 2008 and the remaining $42.5 million in the first and second quarters of 2009. Offsetting these decreases was a reduction in the amount of capitalized interest in 2009 compared to 2008 of $0.8 million.

Other interest expense increased $1.6 million in 2008 compared to 2007. Changes in the average outstanding balances resulted in an increase of approximately $0.8 million and a reduction in the amount of capitalized interest in 2008 compared to 2007 resulted in a $1.5 million increase. These increases were partially offset by a $0.7 million decrease due to the weighted average interest rate on our debt.

Capitalized interest on construction projects totaled $0.9 million, $1.7 million and $3.2 million, respectively, in 2009, 2008 and 2007.

Other Income, net

Other income, net was $1.5 million, $6.6 million and $0.6 million for 2009, 2008 and 2007, respectively. A gain in 2009 and 2008 of $0.3 million and $5.3 million, respectively, was due to the early retirement of our convertible notes. Additionally, a gain of approximately $1.0 million in 2009 is related to the result of a binding arbitration.

Income Tax Expense

Our effective tax rate was 43.3% in 2009, (32.4)% in 2008 and 40.6% in 2007. Our federal income tax rate is 35% and our state income tax rate is currently 3.0%, which varies with the mix of states where our stores are located. We also have certain non-deductible expenses and other adjustments that impact our effective rate. In 2009 and 2007, the effect of non-deductible expenses was magnified by a decline in income due to the slower sales environment. In 2008, a large permanent item related to the impairment of goodwill associated with a prior corporate acquisition reduced the rate.

Liquidity and Capital Resources

Principal Needs

Our principal needs for liquidity and capital resources are for capital expenditures, working capital and debt repayment. Historically, we have also used capital resources to fund our cash dividend payment and for acquisitions.

We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements, financing of real estate and the proceeds from public equity and private debt offerings to finance operations and expansion. In addition, during 2009, 2008 and 2007 we generated $15.1 million, $88.8 million and $55.0 million, respectively, through the sale of assets and stores and the issuance of long-term debt, net of debt repayments.

On October 15, 2009, we sold 4,000,000 shares of our Class A common stock in a public offering at a price of $10.00 per share for gross proceeds of $40.0 million and net proceeds, after underwriting commissions, of $37.9 million. We also granted to the underwriters of the public offering a 30-day option to purchase up to an additional 600,000 shares to cover over-allotments, if any. The option to purchase the shares was exercised by the underwriters in its entirety, resulting in total gross proceeds of $46.0 million and net proceeds, after underwriting commissions and other expenses, of $43.2 million. We intend to use the net proceeds from the offering for general corporate purposes, including working capital and potential acquisitions of additional dealerships and related businesses. Prior to such use, we are using the proceeds to pay down amounts outstanding under our working capital, acquisition and used vehicle credit facility (the “Credit Facility”), one or more flooring lines of credit or selected mortgage debt.

We have a $50 million Credit Facility with U.S. Bank National Association, which expires October 28, 2010. We currently have $24.0 million outstanding under this facility. We are pursuing an extension of the maturity date on the Credit Facility and believe we will be successful in this endeavor. At December 31, 2009, we had approximately $12.8 million in cash and cash equivalents and $35.7 million in unfloored new vehicles that could be financed immediately for cash. These amounts, combined with projections for future cash flows, are expected to be more than sufficient to retire the outstanding balance on the Credit Facility in the event we are unable to extend the maturity date beyond 2010.

Based on these factors and our normal operational cash flow, we believe we have sufficient availability to accommodate our capital needs.

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

Summary of Outstanding Balances on Credit Facilities

Interest rates on all of our credit facilities below, excluding the effects of our interest rate swaps, ranged from 1.75% to 5.0% at December 31, 2009. Amounts outstanding on the lines at December 31, 2009, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at December 31, 2009	Remaining Availability at December 31, 2009
New and program vehicle lines	$210,488	$—	(1)
Working capital, acquisition and used vehicle credit facility	24,000	25,682	(2)(3)

	$234,488	$25,682

(1)	There are no formal limits on the new and program vehicle lines with certain lenders, and we had approximately $35.7 million in unfloored new vehicles at December 31, 2009.
(2)	Reduced by $318,000 for outstanding letters of credit.
(3)	The amount available on the line is limited based on a borrowing base calculation and fluctuates monthly.

Working Capital, Acquisition and Used Vehicle Credit Facility

We have a $50 million Credit Facility with U.S. Bank National Association, which expires October 28, 2010. We believe the Credit Facility continues to be an attractive source of financing given the current cost and availability of credit alternatives. The interest rate on the Credit Facility is the 1-month LIBOR plus 3.25%.

Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property and other intangible personal property. Capital stock and other equity interests of our subsidiary stores and certain other subsidiaries are excluded. The lenders’ security interest in new vehicle inventory is subordinated to the interests of floorplan financing lenders, including GMAC LLC, Daimler Financial, TMCC, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC.

The Credit Facility agreement provides for events of default that include nonpayment, breach of covenants, a change of control and certain cross-defaults with other indebtedness. In the event of a default, the agreement provides that the lenders may declare the entire principal balance immediately due, foreclose on collateral and increase the applicable interest rate to the revolving loan rate plus 3%, among other remedies.

New Vehicle Flooring

GMAC LLC, Daimler Financial, TMCC, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC provide new vehicle floorplan financing for their respective brands. GMAC LLC serves as the primary lenders for all other brands. The new vehicle lines are secured by new vehicle inventory of the stores financed by that lender.

Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity.

To improve the visibility of cash flows related to vehicle financing, which is a core part of our business, the non-GAAP financial measures below demonstrate cash flows assuming all floorplan notes payable are included as an operating activity. We believe that this non-GAAP financial measure improves the transparency of our disclosure, by providing period-to-period comparability of our results from core business operations.

	Year Ended December 31,
	2009	2008	2007
As Reported
Cash flow from (used in) operations	$9,934	$85,166	$(49,211)
Change in flooring notes payable: non-trade	31,417	(16,803)	69,540

Adjusted	$41,351	$68,363	$20,329

As Reported
Cash flow from (used in) financing	$(29,122)	$(100,242)	$124,908
Change in flooring notes payable: non-trade	(31,417)	16,803	(69,540)

Adjusted	$(60,539)	$(83,439)	$55,368

Debt Covenants

We are subject to certain financial and restrictive covenants for all of our debt agreements. The covenants restrict us from incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

The Credit Facility stipulates the following financial covenants:

•	a minimum tangible net worth requirement of $200 million;

•	a minimum vehicle equity requirement of $45 million;

•	a fixed charge coverage ratio of 1.05:1 through December 31, 2009, 1.15:1 through June 30, 2010 and 1.20:1 for periods thereafter; and

•	a liabilities to tangible net worth ratio not to exceed 4.00:1.

As of December 31, 2009, our tangible net worth was approximately $263.4 million, our vehicle equity was $138.7 million, our fixed charge coverage ratio was 1.35:1 and our liabilities to tangible net worth was 2.23:1. We were in compliance with the Credit Facility financial covenants.

We expect to remain in compliance with the financial and restrictive covenants in our Credit Facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Inventories and Flooring Notes Payable

Our days supply of new vehicles is six days below our historical December 31 balances and 33 days below our December 31, 2008 levels. This decrease compared to last year is a result of our divestiture activity and efforts to bring new inventory levels down. In connection with the decreased inventories, our new vehicle flooring notes payable decreased to $210.5 million at December 31, 2009 from $337.7 million at December 31, 2008. New vehicles are financed at approximately 100% of invoice cost.

Our days supply of used vehicles was down three days compared to our historical December 31 balances at December 31, 2009, and nine days below our December 31, 2008 balances. Used vehicle sales have not experienced the severe decline that new vehicle sales have. We believe our current used vehicle inventory levels are appropriate given our projected sales volumes and the shift in consumer demand away from new vehicles.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2009 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2010	2011 and 2012	2013 and 2014	2015 and beyond
Floorplan Notes	$210,488	$210,488	$—	$—	$—
Lines of Credit and Long-Term Debt	271,368	38,303	53,957	107,441	71,667
Interest on Scheduled Debt Payments	60,459	13,151	22,127	13,799	11,382
Fixed Rate Payments on Interest Rate Swaps	18,504	4,327	8,666	3,501	2,010
Estimated Chargebacks on Contracts	10,218	5,953	3,891	361	13
Operating Leases	162,325	19,090	30,857	26,612	85,766

	$733,362	$291,312	$119,498	$151,714	$170,838

We had no significant capital commitments at December 31, 2009. Our anticipated future capital expenditures are associated with maintenance and repair requirements due to normal use of our facilities.

In the event we undertake a significant capital commitment in the future, we expect to pay for the construction out of existing cash balances, construction financing and borrowings on our Credit Facility. Upon completion of the projects, we would anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended, although no assurances can be provided that these financings will be available to us in sufficient amounts or on terms acceptable to us.

We anticipate approximately $5.2 million in non-financeable capital expenditures in the next one to three years for various new facilities and other construction projects currently under consideration. Non-financeable capital expenditures are defined as minor upgrades to existing facilities, minor leasehold improvements, the percentage of major construction typically not financed by commercial mortgage debt, and purchases of furniture and equipment. We will continue to evaluate the advisability of the expenditures given the current weak economic environment, and anticipate a prudent approach to future capital commitments.

Share Repurchase Plan

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through December 31, 2009, we have purchased a total of 479,731 shares under this program, none of which were purchased during 2009. We may continue to repurchase shares from time to time in the future, if permitted by our credit facilities, and as conditions warrant.

Dividends

We did not declare or pay any dividends on our common stock during 2009. Dividends may be declared and paid in future periods as determined and approved by our Board of Directors.

Selected Consolidated Quarterly Financial Data

The following tables set forth our unaudited quarterly financial data(1).

2009 (in thousands, except per share data)	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle sales	$190,860	$209,560	$264,574	$209,707
Used vehicle sales	123,372	140,970	147,016	127,994
Finance and insurance	13,427	14,745	15,618	12,220
Service, body and parts	68,545	68,637	71,287	68,221
Fleet and other	572	625	837	528

Total revenues	396,776	434,537	499,332	418,670
Cost of sales	319,831	350,516	406,084	343,265

Gross profit	76,945	84,021	93,248	75,405
Asset impairments	1,350	3,487	1,962	177
Selling, general and administrative	67,169	67,108	69,885	66,083
Depreciation and amortization	4,064	3,950	3,903	6,331

Operating income	4,362	9,476	17,498	2,814
Floorplan interest expense	(2,848)	(2,624)	(3,026)	(2,380)
Other interest expense	(3,961)	(3,347)	(3,281)	(3,474)
Other, net	1,163	258	26	47

Income (loss) from continuing operations before income taxes	(1,284)	3,763	11,217	(2,993)
Income tax (provision) benefit	568	(1,540)	(4,590)	923

Income (loss) before discontinued operations	(716)	2,223	6,627	(2,070)
Discontinued operations, net of tax	2,045	1,440	(914)	516

Net income (loss)	$1,329	$3,663	$5,713	$(1,554)

Basic income (loss) per share from continuing operations	$(0.03)	$0.11	$0.31	$(0.08)
Basic income (loss) per share from discontinued operations	0.09	0.06	(0.04)	0.02

Basic net income (loss) per share	$0.06	$0.17	$0.27	$(0.06)

Diluted income (loss) per share from continuing operations	$(0.03)	$0.11	$0.31	$(0.08)
Diluted income (loss) per share from discontinued operations	0.09	0.06	(0.04)	0.02

Diluted net income (loss) per share	$0.06	$0.17	$0.27	$(0.06)

2008 (in thousands, except per share data)	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle sales	$311,032	$326,493	$303,686	$206,207
Used vehicle sales	150,422	144,103	145,777	107,404
Finance and insurance	21,239	21,211	20,513	13,716
Service, body and parts	72,614	71,363	72,216	70,133
Fleet and other	917	1,442	848	1,664

Total revenues	556,224	564,612	543,040	399,124
Cost of sales	462,122	469,650	451,626	323,127

Gross profit	94,102	94,962	91,414	75,997
Asset impairments	—	332,570	1,955	1,147
Selling, general and administrative	81,468	82,582	75,829	67,437
Depreciation and amortization	4,461	4,404	4,098	3,980

Operating income (loss)	8,173	(324,594)	9,532	3,433
Floorplan interest expense	(5,160)	(5,167)	(4,679)	(5,511)
Other interest expense	(4,584)	(4,625)	(4,454)	(4,215)
Other, net	56	1,069	1,880	3,619

Income (loss) from continuing operations before income taxes	(1,515)	(333,317)	2,279	(2,674)
Income tax (provision) benefit	622	107,509	(1,079)	1,668

Income (loss) before discontinued operations	(893)	(225,808)	1,200	(1,006)
Discontinued operations, net of tax	(1,268)	(17,976)	(3,563)	(3,272)

Net loss	$(2,161)	$(243,784)	$(2,363)	$(4,278)

Basic income (loss) per share from continuing operations	$(0.04)	$(11.25)	$0.06	$(0.05)
Basic loss per share from discontinued operations	(0.07)	(0.89)	(0.18)	(0.16)

Basic net loss per share	$(0.11)	$(12.14)	$(0.12)	$(0.21)

Diluted income (loss) per share from continuing operations	$(0.04)	$(11.25)	$0.06	$(0.05)
Diluted loss per share from discontinued operations	(0.07)	(0.89)	(0.18)	(0.16)

Diluted net loss per share	$(0.11)	$(12.14)	$(0.12)	$(0.21)

(1)	Quarterly data may not add to yearly totals due to rounding.

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

The magnitude of the seasonal improvement we have typically experienced in March did not occur in the first quarter of 2009. This is similar to our experience in 2008, where the seasonally strong second and third quarters of the year were relatively flat compared with the first quarter of 2008. The third quarter of 2009 experienced an incremental improvement as a result of the CARS Program. The fourth quarter of 2009 experienced a decline in sales due to both normal seasonal weakness, as well as a lack of inventory availability at our Chrysler locations.

Our current operational plan assumes that vehicle sales in 2010 will remain consistent with 2009 levels, and that Chrysler’s market share will remain consistent with 2009 levels. However, no assurances can be provided that our plan will be achieved, or that a further deterioration in the economic environment will not occur.

Recent Accounting Pronouncements

See Note 16 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

We use variable-rate debt to finance our new and program vehicle inventory and certain real estate holdings. The interest rates on our variable rate debt are tied to either the one or three-month LIBOR or the prime rate. These debt obligations, therefore, expose us to variability in interest payments due to changes in these rates. The flooring debt is based on open-ended lines of credit tied to each individual store from the various manufacturer finance companies. If interest rates increase, interest expense increases. Conversely, if interest rates decrease, interest expense decreases.

Our variable-rate flooring notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. At December 31, 2009, we had $319.4 million outstanding under such agreements at interest rates ranging from 1.75% to 7.31% per annum. A 10% increase in interest rates would increase annual interest expense by approximately $0.1 million, net of tax, based on amounts outstanding at December 31, 2009.

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

At December 31, 2009, we had $162.4 million of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates of between April 2010 and October 2029. Based on discounted cash flows, we have determined that the fair market value of this long-term fixed interest rate debt was approximately $166.8 million at December 31, 2009.

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

As of December 31, 2009, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

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

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2009 was 0.23% per annum as reported in the Wall Street Journal.

The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. These amounts related to our cash flow hedges are recorded as deferred gains or losses in our consolidated balance sheet with the offset recorded in accumulated other comprehensive income, net of tax. Changes to the fair value of discontinued cash flow hedges are recognized into earnings as a component of floorplan interest expense. At December 31, 2009, the fair values of all of our agreements was a liability of $6.9 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $2.7 million at December 31, 2009.

Ineffectiveness occurs when the amount of change in fair market value of the swap is greater than the change in fair market value of the hypothetical derivative. Any ineffectiveness will be reflected in the floorplan interest expense in our statement of operations in the period in which it occurs. In 2009, 2008 and 2007, we recorded a (gain) loss related to ineffectiveness of $(0.4) million, $0.4 million and $0.1 million, respectively.

In 2009, we determined that the original forecasted transaction for certain of the de-designated cash flow hedges became probable of not occurring. Therefore, we reclassified into earnings a gain of approximately $0.5 million as a reduction of flooring interest expense at that time. Additionally, we de-designated and re-designated all of our outstanding interest rate swaps when significant changes in our underlying floorplan debt occurred with the Chrysler and GM restructuring. This de-designation and re-designation did not have an impact on earnings at the time, but may increase ineffectiveness in the future.

Risk Management Policies

We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities.

We maintain risk management control systems to monitor interest rate cash flow attributable to both our outstanding and forecasted debt obligations, as well as our offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including cash flow sensitivity analysis, to estimate the expected impact of changes in interest rates on our future cash flows.

Item 8.	Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2009 is included in Item 7.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2009, which is included in Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Audit Committee Financial Expert, Code of Ethics, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2010 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included under the captions Compensation of Directors, Compensation Committee Report, Compensation Discussion and Analysis, Executive Compensation, Potential Payments Upon Termination or Change-in-Control, and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2010 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	1,864,255	$13.89	1,562,561	(1)

Equity compensation plans not approved by shareholders	—	—	—

Total	1,864,255	$13.89	1,562,561

(1)	Includes 180,986 shares available pursuant to our 2003 Stock Incentive Plan and 1,381,575 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2010 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2010 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item will be included under the caption Independent Registered Public Accounting Firm in our Proxy Statement for our 2010 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

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

Exhibit		Description
3.1	(a)	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999.

3.2	(o)	Amended and Restated Bylaws of Lithia Motors, Inc. (Corrected).

4.1	(b)	Specimen Common Stock certificate

4.2	(j)	Indenture dated May 4, 2004, between Lithia Motors, Inc. and U.S. Bank National Association, as Trustee, relating to 2.875% Convertible Senior Subordinated Notes due 2014.

10.1*	(b)	1996 Stock Incentive Plan.

10.2*	(c)	Amendment No. 1 to the Lithia Motors, Inc. 1996 Stock Incentive Plan

10.2.1*	(b)	Form of Incentive Stock Option Agreement (1)

10.3*	(b)	Form of Non-Qualified Stock Option Agreement (1)

10.4*	(d)	1997 Non-Discretionary Stock Option Plan for Non-Employee Directors

10.5*	(l)	2009 Employee Stock Purchase Plan

10.6*	(f)	Lithia Motors, Inc. 2001 Stock Option Plan

10.6.1*	(g)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.6.2*	(g)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

10.7.1*	(p)	Amended and Restated 2003 Stock Incentive Plan of Lithia Motors, Inc., as amended May 1, 2009.

10.7.2*	(k)	Form of Restricted Share Grant for 2003 Stock Incentive Plan, as amended and restated

Exhibit		Description
10.8*	(n)	Summary 2008 Discretionary Support Services Bonus Program

10.9	(a)	Chrysler Corporation Sales and Service Agreement General Provisions

10.9.1	(h)	Chrysler Corporation Chrysler Sales and Service Agreement, dated September 28, 1999, between Chrysler Corporation and Lithia Chrysler Plymouth Jeep Eagle, Inc. (Additional Terms and Provisions to the Sales and Service Agreements are in Exhibit 10.9) (2)

10.10	(b)	Mercury Sales and Service Agreement General Provisions

10.10.1	(e)	Supplemental Terms and Conditions agreement between Ford Motor Company and Lithia Motors, Inc. dated June 12, 1997.

10.10.2	(e)	Mercury Sales and Service Agreement, dated June 1, 1997, between Ford Motor Company and Lithia TLM, LLC dba Lithia Lincoln Mercury (general provisions are in Exhibit 10.10) (3)

10.11	(e)	Volkswagen Dealer Agreement Standard Provisions

10.11.1	(a)	Volkswagen Dealer Agreement dated September 17, 1998, between Volkswagen of America, Inc. and Lithia HPI, Inc. dba Lithia Volkswagen. (standard provisions are in Exhibit 10.11) (4)

10.12	(b)	General Motors Dealer Sales and Service Agreement Standard Provisions

10.12.1	(a)	Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement dated January 16, 1998.

10.12.2	(i)	Chevrolet Dealer Sales and Service Agreement dated October 13, 1998 between General Motors Corporation, Chevrolet Motor Division and Camp Automotive, Inc. (5)

10.13	(b)	Toyota Dealer Agreement Standard Provisions

10.13.1	(a)	Toyota Dealer Agreement, between Toyota Motor Sales, USA, Inc. and Lithia Motors, Inc., dba Lithia Toyota, dated February 15, 1996. (6)

10.14	(e)	Nissan Standard Provisions

10.14.1	(a)	Nissan Public Ownership Addendum dated August 30, 1999 (identical documents executed by each Nissan store).

10.14.2	(e)	Nissan Dealer Term Sales and Service Agreement between Lithia Motors, Inc., Lithia NF, Inc., and the Nissan Division of Nissan Motor Corporation In USA dated January 2, 1998. (standard provisions are in Exhibit 10.14) (7)

10.15	(a)	Lease Agreement between CAR LIT, LLC and Lithia Real Estate, Inc. relating to properties in Medford, Oregon.(8)

10.16		Non Employee Director Compensation Plan 2009/2010 Service Year.

10.17	(k)	Form of Outside Director Nonqualified Deferred Compensation Agreement

10.17.1	(s)	Form of Executive Nonqualified Deferred Compensation Plan

10.18	(q)	Loan Agreement with First through Seventh Amendments dated as of August 31, 2006 between Lithia Motors, Inc., an Oregon corporation; the lenders, which are from time to time parties to the Loan Agreement, and U.S. Bank National Association, as agent for the Lenders.

10.18.1		Eighth Amendment to revolving credit facility with U.S. Bank National Association, as Agent, dated January 14, 2010.

10.18.2		Ninth Amendment to revolving credit facility with U.S. Bank National Association, as Agent, dated February 17, 2010.

10.19	(m)	Split Dollar Agreement dated November 7, 2006 with Sidney B. DeBoer

Exhibit		Description
10.20	(m)	Split Dollar Insurance Agreement dated December 20, 2007 with Sidney B. DeBoer

10.21*	(o)	Terms of Amended Employment and Change in Control Agreement between Lithia Motors, Inc. and Sidney B. DeBoer dated January 15, 2009. Substantially similar agreements exist between Lithia Motors, Inc. and each of M.L. Dick Heimann, Bryan B. DeBoer and Jeffrey B. DeBoer.

10.22	(r)	Form of Indemnity Agreement for each Named Executive Officer.

10.23	(r)	Form of Indemnity Agreement for each non-management Director.

12		Ratio of Earnings to Combined Fixed Charges

21		Subsidiaries of Lithia Motors, Inc.

23		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(a)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.
(b)	Incorporated by reference from the Company's Registration Statement on Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities Exchange Commission on December 18, 1996.
(c)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 1998 as filed with the Securities and Exchange Commission on August 13, 1998.
(d)	Incorporated by reference from the Company's Registration Statement on Form S-8, Registration Statement No. 333-45553, as filed with the Securities Exchange Commission on February 4, 1998.
(e)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998.
(f)	Incorporated by reference from Appendix B to the Company’s Proxy Statement for its 2001 Annual Meeting as filed with the Securities and Exchange Commission on May 8, 2001.
(g)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on February 22, 2002.
(h)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on November 14, 2001.
(i)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999.
(j)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2004 as filed with the Securities and Exchange Commission on May 10, 2004.
(k)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 8, 2006.
(l)	Incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Meeting as filed with the Securities and Exchange Commission on March 20, 2009.
(m)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on April 11, 2008.
(n)	Incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting as filed with the Securities and Exchange Commission on April 29, 2008.
(o)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 16, 2009.
(p)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2009 as filed with the Securities and Exchange Commission on August 5, 2009.
(q)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2009 as filed with the Securities and Exchange Commission on October 30, 2009.
(r)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 28, 2009.

(s)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 5, 2010.

(1)	The board of directors adopted the new stock option agreement forms when it adopted the 2001 Stock Option Plan; and, although no longer being used to grant new stock options, these option agreements remain in effect as there are outstanding stock options issued under these stock option agreements.
(2)	Substantially identical agreements exist between DaimlerChrysler Motor Company, LLC and those other subsidiaries operating Dodge, Chrysler, Plymouth or Jeep dealerships.
(3)	Substantially identical agreements exist for its Ford and Lincoln-Mercury lines between Ford Motor Company and those other subsidiaries operating Ford or Lincoln-Mercury dealerships.
(4)	Substantially identical agreements exist between Volkswagen of America, Inc. and those subsidiaries operating Volkswagen dealerships.
(5)	Substantially identical agreements exist between Chevrolet Motor Division, GM Corporation and those other subsidiaries operating General Motors dealerships.
(6)	Substantially identical agreements exist (except the terms are all 2 years) between Toyota Motor Sales, USA, Inc. and those other subsidiaries operating Toyota dealerships.
(7)	Substantially identical agreements exist between Nissan Motor Corporation and those other subsidiaries operating Nissan dealerships.
(8)	Lithia Real Estate, Inc. leases all the property in Medford, Oregon sold to CAR LIT, LLC under substantially identical leases covering six separate blocks of property.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2010	LITHIA MOTORS, INC.

	By	/s/ SIDNEY B. DEBOER
Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 2010:

Signature	Title

/s/ SIDNEY B. DEBOER	Chairman of the Board and
Sidney B. DeBoer	Chief Executive Officer
(Principal Executive Officer)

/s/ JEFFREY B. DEBOER	Senior Vice President and Chief Financial Officer
Jeffrey B. DeBoer	(Principal Financial and Accounting Officer)

/s/ BRYAN B. DEBOER	Director
Bryan B. DeBoer

/s/ THOMAS BECKER	Director
Thomas Becker

/s/ SUSAN O. CAIN	Director
Susan O. Cain

Director
William L. Glick

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lithia Motors, Inc.:

We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithia Motors, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 3, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lithia Motors, Inc.:

We have audited Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lithia Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lithia Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 3, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

March 3, 2010

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31,
	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$12,776	$10,874
Contracts in transit	21,940	27,799
Trade receivables, net of allowance for doubtful accounts of $218 and $348	30,157	41,816
Inventories, net	328,726	422,812
Vehicles leased to others, current portion	7,384	8,308
Prepaid expenses and other	5,387	20,979
Deferred income taxes	—	2,541
Assets held for sale	11,693	161,423

Total Current Assets	418,063	696,552

Land and buildings, net of accumulated depreciation of $25,495 and $20,604	326,625	284,088
Equipment and other, net of accumulated depreciation of $57,979 and $47,414	59,429	62,188
Other intangible assets, net of accumulated amortization of $93 and $68	42,496	42,008
Other non-current assets	7,752	4,616
Deferred income taxes	40,735	44,007

Total Assets	$895,100	$1,133,459

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$68,907	$234,181
Floorplan notes payable: non-trade	141,581	103,519
Current maturities of senior subordinated convertible notes	—	42,500
Current maturities of line of credit	24,000	—
Current maturities of other long-term debt	14,303	36,134
Trade payables	18,782	21,571
Accrued liabilities	47,518	50,951
Deferred income taxes	1,036	—
Liabilities related to assets held for sale	5,050	108,172

Total Current Liabilities	321,177	597,028

Real estate debt, less current maturities	230,265	163,708
Other long-term debt, less current maturities	2,800	101,476
Deferred revenue	17,981	4,442
Other long-term liabilities	15,839	18,462

Total Liabilities	588,062	885,116

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 22,036 and 16,717	280,880	234,522
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	10,501	9,275
Accumulated other comprehensive loss	(3,850)	(5,810)
Retained earnings	19,039	9,888

Total Stockholders’ Equity	307,038	248,343

Total Liabilities and Stockholders’ Equity	$895,100	$1,133,459

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008	2007
Revenues:
New vehicle sales	$874,701	$1,147,418	$1,526,559
Used vehicle sales	539,352	547,706	669,912
Finance and insurance	56,010	76,679	99,207
Service, body and parts	276,690	286,326	284,769
Fleet and other	2,562	4,871	4,653

Total revenues	1,749,315	2,063,000	2,585,100
Cost of sales:
New vehicle sales	800,969	1,056,533	1,407,199
Used vehicle sales	473,289	498,339	591,011
Service, body and parts	144,213	148,358	147,790
Fleet and other	1,225	3,295	3,283

Total cost of sales	1,419,696	1,706,525	2,149,283

Gross profit	329,619	356,475	435,817
Goodwill impairment	—	299,266	—
Other asset impairment	6,976	36,406	1,215
Selling, general and administrative	270,245	307,316	341,406
Depreciation - buildings	5,439	5,039	4,567
Depreciation and amortization - other	12,809	11,904	11,918

Operating income (loss)	34,150	(303,456)	76,711
Other income (expense):
Floorplan interest expense	(10,878)	(20,517)	(24,415)
Other interest expense	(14,063)	(17,878)	(16,273)
Other income, net	1,494	6,624	612

Total other income (expense)	(23,447)	(31,771)	(40,076)

Income (loss) from continuing operations before income taxes	10,703	(335,227)	36,635
Income tax (provision) benefit	(4,639)	108,720	(14,865)

Income (loss) from continuing operations, net of income tax	6,064	(226,507)	21,770
Income (loss) from discontinued operations, net of income tax	3,087	(26,079)	(221)

Net income (loss)	$9,151	$(252,586)	$21,549

Basic income (loss) per share from continuing operations	$0.28	$(11.22)	$1.11
Basic income (loss) per share from discontinued operations	0.14	(1.29)	(0.01)

Basic net income (loss) per share	$0.42	$(12.51)	$1.10

Shares used in basic per share calculations	22,037	20,195	19,675

Diluted income (loss) per share from continuing operations	$0.27	$(11.22)	$1.07
Diluted income (loss) per share from discontinued operations	0.14	(1.29)	(0.01)

Diluted net income (loss) per share	$0.41	$(12.51)	$1.06

Shares used in diluted per share calculations	22,176	20,195	22,204

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

For the years ended December 31, 2007, 2008 and 2009

(In thousands)

	Common Stock				Additional Paid In Capital	Accumulated Other Compre- hensive Income (Loss)	Retained Earnings	Total Stock- holders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2006	15,789	$226,670	3,762	$468	$5,574	$—	$260,681	$493,393
Net income	—	—	—	—	—	—	21,549	21,549
Fair value of interest rate swap agreements, net of tax benefit of $881	—	—	—	—	—	(1,437)	—	(1,437)

Comprehensive loss								20,112
Issuance of stock in connection with employee stock plans	349	6,500	—	—	—	—	—	6,500
Issuance of restricted stock to employees and directors	66	—	—	—	—	—	—	—
Shares forfeited by employees	(18)	—	—	—	—	—	—	—
Repurchase of Class A common stock	(226)	(5,247)	—	—	—	—	—	(5,247)
Compensation for stock and stock option issuances and tax benefits from option exercises	—	1,228	—	—	2,538	—	—	3,766
Adoption of FIN 48	—	—	—	—	—	—	706	706
Dividends paid	—	—	—	—	—	—	(11,018)	(11,018)

Balance at December 31, 2007	15,960	229,151	3,762	468	8,112	(1,437)	271,918	508,212
Net loss	—	—	—	—	—	—	(252,586)	(252,586)
Fair value of interest rate swap agreements, net of tax benefit of $2,662	—	—	—	—	—	(4,373)	—	(4,373)

Comprehensive loss								(256,959)
Issuance of stock in connection with employee stock plans	739	4,441	—	—	—	—	—	4,441
Issuance of restricted stock to employees and directors	84	—	—	—	—	—	—	—
Shares forfeited by employees	(66)	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	(2)	—	—	—	—	—	(2)
Compensation for stock and stock option issuances and tax benefits from option exercises	—	932	—	—	1,163	—	—	2,095
Dividends paid	—	—	—	—	—	—	(9,444)	(9,444)

Balance at December 31, 2008	16,717	234,522	3,762	468	9,275	(5,810)	9,888	248,343
Net income	—	—	—	—	—	—	9,151	9,151
Fair value of interest rate swap agreements, net of tax expense of $1,177	—	—	—	—	—	1,960	—	1,960

Comprehensive income								11,111
Issuance of stock in connection with employee stock plans	635	2,426	—	—	—	—	—	2,426
Issuance of restricted stock to employees and directors	110	—	—	—	—	—	—	—
Shares forfeited by employees	(26)	—	—	—	—	—	—	—
Issuance of Class A common stock	4,600	43,150	—	—	—	—	—	43,150
Repurchase of Class A common stock	—	(1)	—	—	—	—	—	(1)
Compensation for stock and stock option issuances and tax benefits from option exercises	—	783	—	—	1,226	—	—	2,009
Dividends paid	—	—	—	—	—	—	—	—

Balance at December 31, 2009	22,036	$280,880	3,762	$468	$10,501	$(3,850)	$19,039	$307,038

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$9,151	$(252,586)	$21,549
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Asset impairments	6,976	335,672	1,215
Depreciation and amortization	18,248	16,943	16,485
Depreciation and amortization within discontinued operations	573	3,775	4,647
Amortization of debt discount	48	197	210
Stock-based compensation	2,054	1,725	3,384
Gain on early extinguishment of debt	(1,317)	(5,248)	—
(Gain) loss on disposal of other assets	480	(3,546)	(8)
(Gain) loss from disposal activities within discontinued operations	(9,870)	30,297	4,708
Deferred income taxes	5,627	(105,033)	14,450
Excess tax deficit (benefit) from share-based payment arrangements	45	(368)	(283)
(Increase) decrease, net of effect of acquisitions:
Contracts in transit	5,859	20,675	7,737
Trade receivables, net	11,921	19,096	1,607
Inventories	119,693	79,173	(13,843)
Vehicles leased to others	(246)	(508)	(3,461)
Prepaid expenses and other	15,992	(11,189)	(2,545)
Other non-current assets	(3,009)	(910)	(1,688)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	(179,898)	(16,888)	(100,128)
Trade payables	(2,789)	(18,915)	(3,948)
Accrued liabilities	(4,318)	(12,654)	1,015
Other long-term liabilities and deferred revenue	14,714	5,457	(314)

Net cash provided by (used in) operating activities	9,934	85,165	(49,211)

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(5,182)	(15,566)	(23,024)
Financeable	(15,949)	(41,857)	(68,917)
Proceeds from sales of assets	14,524	18,229	8,129
Cash paid for acquisitions, net of cash acquired	—	(605)	(13,315)
Proceeds from sales of stores	27,697	44,085	16,495

Net cash provided by (used in) investing activities	21,090	4,286	(80,632)

Cash flows from financing activities:
Borrowings (repayments) on floorplan notes payable: non-trade	31,417	(16,803)	69,540
Borrowings on lines of credit	48,000	402,000	721,319
Repayments on lines of credit	(110,000)	(500,000)	(681,319)
Principal payments on long-term debt, scheduled	(16,967)	(7,335)	(5,497)
Principal payments on long-term debt and capital leases, other	(78,652)	(62,597)	(14,570)
Proceeds from issuance of long-term debt	51,550	89,130	44,917
Proceeds from issuance of common stock	45,576	4,441	6,500
Repurchase of common stock	(1)	(2)	(5,247)
Excess tax (deficit) benefit from share-based payment arrangements	(45)	368	283
Dividends paid	—	(9,444)	(11,018)

Net cash provided by (used in) financing activities	(29,122)	(100,242)	124,908

Increase (decrease) in cash and cash equivalents	1,902	(10,791)	(4,935)

Cash and cash equivalents at beginning of year	10,874	21,665	26,600

Cash and cash equivalents at end of year	$12,776	$10,874	$21,665

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$29,741	$50,498	$57,079
Cash paid (refunded) during the period for income taxes, net	(14,996)	(4,199)	5,667

Supplemental schedule of non-cash investing and financing activities:
Floorplan debt acquired in connection with acquisitions	$—	$566	$14,797
Floorplan debt paid in connection with store disposals	26,597	23,565	16,976
Acquisition of assets with capital leases	6	3,198	262
Common stock received for the exercise price of stock options	—	2	87
Assets acquired through store exchange	—	—	3,820
Dividends accrued and not yet paid	—	—	—

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Organization and Business

We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of December 31, 2009, we offered 26 brands of new vehicles and all brands of used vehicles in 85 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks, replacement parts; provide vehicle maintenance, warranty, paint and repair services and arrange related financing, service contracts, protection products and credit insurance.

Our dealerships are primarily located in small and mid-size regional markets throughout the Western and Midwestern regions of the United States. The majority of our franchises are in “single-point” locations, meaning that these locations do not have directly competing dealerships offering the same brand in the same market.

Basis of Presentation

The accompanying consolidated financial statements reflect the results of operations, the financial position and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly owned subsidiaries. The results of operations of stores classified as discontinued operations have been presented on a comparable basis for all periods presented in the accompanying consolidated statements of operations. See also Note 15. All intercompany balances and transactions have been eliminated in the consolidation.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and cash in bank accounts without restrictions.

Contracts in Transit

Contracts in transit relate to amounts due from various lenders for the financing of vehicles sold and are typically received within five days of selling a vehicle.

Trade Receivables

Trade receivables include amounts due from the following:

•	from customers for vehicles and service and parts business,

•	from manufacturers for factory rebates, dealer incentives and warranty reimbursement, and

•	from insurance companies, finance companies, and other miscellaneous receivables.

Receivables are recorded at invoice cost and do not bear interest until such time as they are 60 days past due. The allowance for doubtful accounts is estimated based on our historical write-off experience and is reviewed on a monthly basis. Account balances are charged off against the allowance after all appropriate means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. See also Note 2.

A roll-forward of our allowance for doubtful accounts was as follows (in thousands):

Year Ended December 31,	2009	2008	2007
Balance, beginning of year	$348	$391	$390
Bad debt expense	532	1,060	1,159
Write-offs	(3,033)	(3,745)	(3,301)
Recoveries	2,371	2,642	2,143

Balance, end of year	$218	$348	$391

Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation.

Manufacturers reimburse us for holdbacks, floorplan interest and advertising credits, which are reflected as a reduction in the carrying value of each vehicle purchased by us. We recognize advertising credits, floorplan interest credits, holdbacks, cash incentives and other rebates received from manufacturers that are tied to specific vehicles as a reduction to cost of sales as the related vehicles are sold.

Parts purchase discounts that we receive from the manufacturer are reflected as a reduction in the carrying value of the parts purchased from the manufacturer and are recognized as a reduction to cost of goods sold as the related inventory is sold. See also Note 3.

Vehicles Leased to Others and Related Lease Receivables

Vehicles leased to others are stated at cost and depreciated over their estimated useful lives (5 years) on a straight-line basis. Lease receivables result from customer, employee and fleet leases of vehicles under agreements that qualify as operating leases. Leases are cancelable at the option of the lessee after providing 30 days written notice. Vehicles leased to others are classified as current as the lease term does not exceed 12 months.

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives, on the straight-line basis. Leasehold improvements made at the inception of the lease or during the term of the lease are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease.

The range of estimated useful lives is as follows:

Buildings and improvements	5 to 40 years
Service equipment	5 to 15 years
Furniture, signs and fixtures	5 to 10 years

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels and betterments are capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. Capitalized interest totaled $0.9 million, $1.7 million and $3.2 million, respectively, in 2009, 2008 and 2007.

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

Long-lived assets held and used by us are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. If recoverability testing is performed, we evaluate assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows, including possible disposition, associated with the asset. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. See also Note 4.

Goodwill and Other Intangible Assets

Goodwill represents the excess purchase price over fair value of net assets acquired, which is not allocable to separately identifiable intangible assets. Other identifiable intangible assets, such as franchise value, non-compete agreements and customer lists, are separately recognized if the intangible asset is obtained through contractual or other legal right or if the intangible asset can be sold, transferred, licensed or exchanged.

We evaluated the useful lives of our franchise agreements based on the following factors:

•	Certain of our franchise agreements continue indefinitely by their terms;

•	Certain of our franchise agreements have limited terms, but are routinely renewed without substantial cost to us;

•

Other than franchise terminations related to the recent unprecedented reorganizations of Chrysler and General Motors, and allowed by bankruptcy law, we are not aware of manufacturers terminating franchise agreements against the wishes of the franchise owners under the ordinary course of business. A manufacturer may pressure a franchise owner to sell a franchise when they are in breach of the franchise agreement over an extended period of time.

•	State dealership franchise laws typically limit the rights of the manufacturer to terminate or not renew a franchise;

•	We are not aware of any legislation or other factors that would materially change the retail automotive franchise system; and

•

As evidenced by our acquisition and disposition history, there is an active market for most automotive dealership franchises within the United States. We attribute value to the franchise agreements acquired with the dealerships we purchase based on the understanding and industry practice that the franchise agreements will be renewed indefinitely by the manufacturer.

Accordingly, we have determined that our franchise agreements will continue to contribute to our cash flows indefinitely and, therefore, have indefinite lives.

Non-compete agreements are amortized using the straight-line method over the contractual life of the agreement and customer lists are amortized using the straight-line method over their estimated lives of approximately five years.

Goodwill and indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, and more frequently if events or circumstances indicate their carrying value may exceed fair value. We have determined that we operate as one reporting unit. We also have determined the appropriate unit of accounting for determining franchise value is on an individual store basis. See also Note 5.

Advertising

We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Additionally, advertising credits that are not tied to specific vehicles are earned from the manufacturer when we submit reimbursement for qualifying advertising expenditures and are recognized as a reduction of advertising expense upon manufacturer confirmation that our submitted expenditures qualify for such credits.

Advertising expense, net of manufacturer cooperative advertising credits, was $18.1 million, $17.1 million and $14.5 million for the years ended December 31, 2009, 2008 and 2007, respectively. Manufacturer cooperative advertising credits were $3.7 million in 2009, $3.9 million in 2008 and $4.8 million in 2007.

Income and Other Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance, if needed, would reduce deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

When there are situations with uncertainty as to the timing of the deduction, the amount of the deduction, or the validity of the deduction, we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Positions that meet this criterion are measured using the largest benefit that is more than 50% likely to be realized. Interest and penalties are recorded as tax expense in the period incurred.

We account for all taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (i.e., sales, use, value-added) on a net (excluded from revenues) basis. See also Note 14.

Concentrations of Risk and Uncertainties

We purchase substantially all of our new vehicles and inventory from various manufacturers at the prevailing prices charged by auto makers to all franchised dealers. Our overall sales could be impacted by the auto manufacturers’ inability or unwillingness to supply the dealership with an adequate supply of popular models.

We enter into agreements (“Franchise Agreements”) with the manufacturers. The Franchise Agreements generally limit the location of the dealership and provide the auto manufacturer approval rights over changes in dealership management and ownership. The auto manufacturers are also entitled to terminate the Franchise Agreements if the dealership is in material breach of the terms. Our ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional dealerships. See also “Goodwill and Other Identifiable Intangible Assets” above.

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. We finance our new vehicle inventory primarily with automotive manufacturers’ captive finance subsidiaries. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles and related financing. Our Chrysler, General Motors (“GM”) and Ford (collectively, the “Domestic Manufacturers”) stores represented approximately 31%, 17% and 5% of our new vehicle sales for 2009, respectively, and approximately 35%, 18% and 4% for 2008, respectively.

We receive incentives and rebates from our manufacturers, including cash allowances, financing programs, discounts, holdbacks and other incentives. These incentives are recorded as receivables on our balance sheet until payment is received. Our financial condition could be materially adversely impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives and rebates at substantially similar terms, or to pay our outstanding receivables. Total receivables from Domestic Manufacturers were $7.2 million and $12.4 million as of December 31, 2009 and 2008, respectively.

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

GM undertook a similar process in its reorganization, and selected certain dealerships within its network for termination. The terminated dealerships were offered agreements winding down their operations with a final termination no later than October 2010. The GM closure list was not made public, and each terminated dealership signed a non-disclosure agreement with respect to its closure. We received franchise agreement modification documents that terminate all operations at three locations, terminate Cadillac franchises at two Chevrolet/Cadillac stores, and terminate heavy truck franchises at two Chevrolet franchises. We have also received notification that our one Saturn franchise would not be continued by GM, and we terminated the franchise in December 2009.

Federal legislation was passed in December 2009 which provides terminated Chrysler dealers and GM dealers who have closed or have signed wind-down letters, the opportunity to pursue reinstatement through an arbitration proceeding. The legislation provides that the arbitrator, under the auspices of the American Arbitration Association, shall balance the economic interest of the covered dealership, the economic interest of the manufacturer and the economic interest of the public at large and shall decide based upon that balancing, whether or not the covered dealership should be reinstated in the dealer network.

We have filed notice of arbitration with respect to our previous Colorado Springs Chrysler Jeep store and for all but one of the GM stores. At this time, we are unable to assess the likelihood of successful arbitration results.

While the arbitrations could result in the reopening of the Colorado Springs Chrysler dealership and the continuation of the GM dealerships subject to challenge, it is possible that we could lose the recently awarded additional brands at the five Chrysler stores or have competing points reinstated in these markets. Further, such reinstatements could add additional costs and burdens on the reorganized manufacturers, reducing their competitiveness. We are unable to predict the ultimate financial impact on our business, if any.

As evidenced by the recent bankruptcy proceedings of both Chrysler and GM, state dealer laws do not afford continued protection from manufacturer terminations or non-renewal of franchise agreements under federal bankruptcy laws. While we do not believe additional bankruptcy filings are probable, no assurances can be given that a manufacturer will not seek protection under bankruptcy laws, nor that, in this event, they will not seek to terminate franchise rights held by us.

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

We currently have relationships with a number of manufacturers or their affiliated finance companies, including GMAC LLC, Daimler Financial, TMCC, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC. These companies provide new vehicle floorplan financing for their respective brands. GMAC LLC serves as the primary lenders for all other brands. At December 31, 2009, GMAC was the flooring provider on approximately 66% of the amount outstanding. Certain of these companies have incurred significant losses and are operating under financial constraints. Other companies may incur losses in the future or undergo funding limitations. As a result, credit that has typically been extended to us by the companies may be modified with terms unacceptable to us or revoked entirely. If these events were to occur, we may not be able to pay our flooring debts or borrow sufficient funds to refinance the vehicles. Even if new financing were available, it may not be on terms acceptable to us.

In the fourth quarter of 2009, we experienced shortages in inventory related to Chrysler products, particularly related to higher demand vehicles such as Ram pickup trucks and Jeep Wranglers. Also, Chrysler reduced the amount of consumer incentives and marketing related to its products. These factors led to lower sales and decreased market share in the quarter, and negatively impacted our results.

While New Chrysler and GM have both emerged from bankruptcy protection and completed their reorganizations, and much of the near-term risk to the viability of the suppliers has been mitigated, the future remains uncertain. The success of the reorganizations and Chrysler’s integration with Fiat S.p.A., are unknown. The future financial condition of GM and New Chrysler, and their ability to provide products that result in sales and profits consistent with historical results is at risk. Resizing operations could negatively impact the volume of vehicles produced and made available to dealers. Shortages in inventory for any manufacturer as a result of production delays, recalls or other factors could also have a negative impact on our sales volumes and financial results. As such, no assurances can be given that our financial condition, results of operations and cash flows will not be adversely impacted in the future.

The recent announcement by Toyota, of not only its recall of approximately 8.5 million vehicles for possible accelerator pedal sticking issues, but to cease selling eight models of vehicles until potentially defective parts have been replaced, has reduced sales at our Toyota stores and has adversely effected the manufacturer’s reputation for quality. It is uncertain how long repairs and replacements will take and the long term effects these recalls and safety issues will have on the Toyota brands.

Financial Instruments and Market Risks

The carrying amounts of cash equivalents, contracts in transit, trade receivables, trade payables, accrued liabilities and short-term borrowings approximate fair value because of the short-term nature and current market rates of these instruments.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See also Note 13.

We have variable rate floorplan notes payable and other credit line borrowings that subject us to market risk exposure. At December 31, 2009 we had $319.4 million outstanding under such facilities, at interest rates ranging from 1.75% to 7.31% per annum; $210.5 million of which was outstanding under our floorplan facilities. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall because we could refinance for a lower rate. Conversely, the fair value of fixed interest rate debt will decrease as interest rates rise. The interest rate changes affect the fair market value but do not impact earnings or cash flows. We monitor our fixed rate debt regularly, refinancing debt that is materially above market rates, if permitted by its terms. See also Note 6.

We are also subjected to credit risk and market risk by entering into interest rate swaps. See below and also Note 12. We are generally exposed to credit or repayment risk based on our relationship with the counterparty to the transaction. We minimize the credit or repayment risk on our derivative instruments by entering into transactions with institutions whose credit rating is Aa or higher.

Derivative Financial Instruments

We enter into interest rate swap agreements to reduce our exposure to market risks from changing interest rates on our new vehicle floorplan lines of credit. All derivative instruments are recorded on the balance sheet as an asset or liability at fair value. The related gains and losses on these instruments are deferred as a component of stockholders’ equity, provided specific hedge accounting criteria are met. Recognition of the deferred gains and losses occur in the period the related item hedged is recognized as a component of floorplan interest expense. To the extent the derivative contract is determined to be ineffective, the ineffective portion is immediately recognized in earnings. See also Note 12.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

Estimates are used in the calculation of certain reserves maintained for charge backs on estimated cancellations of service contracts; life, accident and disability insurance policies; and finance fees from customer financing contracts. We also use estimates in the calculation of various expenses, accruals and reserves, including anticipated workers compensation premium expenses related to a retrospective cost policy, self-insured lifetime lube, oil and filter service contracts, estimated uncollectible accounts and notes receivable, discretionary employee bonus, environmental matters, warranty claims for our used vehicles, gross profit on service work performed on vehicles in inventory, estimate of revenue recognition on discounts received on parts inventory and stock-based compensation. We also make certain estimates regarding the assessment of the recoverability of long-lived assets, indefinite-lived intangible assets and deferred tax assets.

Revenue Recognition

Revenue from the sale of a vehicle is recognized when a contract is signed by the customer, a preliminary bank agreement is obtained, and the delivery of the vehicle to the customer is made. Fleet sales of vehicles, whereby we do not take possession of the vehicles, are shown on a net basis in fleet and other revenue. We do not allow the return of new or used vehicles, except where mandated by state law.

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

Deferred revenue related to self-insured lifetime lube, oil and filter service contracts is deferred and recognized based on expected future claims for service. The expected future claims experience is evaluated periodically to ensure it remains appropriate given actual claims history.

Asset Impairments

We perform periodic impairment tests for goodwill and intangible assets and recoverability tests for long-lived assets. As a result of these tests, we have recorded asset impairments in 2009, 2008 and 2007. Operational results for certain locations have been retrospectively reclassified from discontinued operations to continuing operations in the statement of operations, including prior period impairments. As these assets were no longer expected to be sold, a reversal of estimated costs to sell was recorded in 2009. See also Notes 4, 5 and 15.

Asset impairments recorded in the consolidated statement of operations consist of the following (in thousands):

December 31,	2009	2008	2007
Goodwill	$—	$299,266	$
Intangible assets	250	18,132		1,190
Long-lived assets	9,054	13,080		—
Other assets	—	2,081		—
Costs to sell	(2,328)	3,113		25

Total asset impairments	$6,976	$335,672		$1,215

In addition, we recorded impairment charges on certain other assets of $1 million and $5.1 million in 2009 and 2008, respectively, as a component of selling, general and administrative expense.

Stock-Based Compensation

Compensation costs associated with equity instruments exchanged for employee and director services are measured at the grant date, based on the fair value of the award and recognized as an expense over the individual’s requisite service period (generally the vesting period of the equity award). See also Note 11

Legal Costs

We are a party to numerous legal proceedings arising in the normal course of business. We accrue for certain legal costs and potential settlement claims related to various legal proceedings that are estimable and probable.

Contract Origination Costs

Commission costs paid to our employees directly related to the sale of our self-insured lifetime lube, oil and filter service contracts are deferred and charged to expense in proportion to the associated revenue to be recognized.

Segment Reporting

We define an operating segment as a component of an enterprise that meets the following criteria:

•	engages in business activities from which it may earn revenues and incur expenses;

•	operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and

•	discrete financial information is available.

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

Based on the aforementioned criteria, we operate in a single operating and reporting segment, automotive retailing. We sell new and used vehicles, vehicle maintenance and repair services, vehicle parts and financing and insurance products.

Warranty

We offer a 60-day, 3,000 mile limited warranty on the sale of most retail used vehicles. We estimate our warranty liability based on the number of vehicles sold and an estimated claim cost per vehicle based on past experience. Each year, we analyze the warranty charges related to our used vehicle sales and update our per used vehicle warranty estimate. The estimated warranty is added to cost of sales upon sale of the related vehicle.

A roll-forward of our accrued warranty was as follows (in thousands):

Year Ended December 31,	2009	2008	2007
Balance, beginning of period	$73	144	$215
Warranties issued	780	1,141	2,737
Reductions for warranty payments made	(767)	(1,212)	(2,808)
Adjustments and changes in estimates	—	—	—

Balance, end of period	$86	73	$144

(2) Trade Receivables

Trade receivables consisted of the following (in thousands):

December 31,	2009	2008
Trade receivables	$9,401	$10,876
Vehicle receivables	8,331	13,111
Manufacturer receivables	11,049	16,492
Other	1,594	1,685

	30,375	42,164
Less: Allowance	(218)	(348)

Total receivables, net	$30,157	$41,816

Vehicle receivables represent receivables from financial institutions for the portion of the vehicle sales price financed by the customer.

(3) Inventories and Related Notes Payable

The new and used vehicle inventory, collateralizing related notes payable, and other inventory were as follows (in thousands):

December 31,	2009		2008
	Inventory Cost	Notes Payable	Inventory Cost	Notes Payable
New and program vehicles	$238,814	$210,488	$338,799	$337,700
Used vehicles	70,819		59,407
Parts and accessories	19,093		24,606

	$328,726		$422,812

The inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floorplan notes payable are reflective of the gross cost of the vehicle. The floorplan notes payable, as shown in the above table, will generally also be higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability. In 2009, floorplan notes payable is lower than inventory cost as we have paid off floorplan notes with excess cash, including the proceeds from our equity offering. In 2009, we were required to maintain deposit relationships with certain floorplan providers. As of December 31, 2009, $6.9 million was recorded as a reduction to floorplan notes payable related to these amounts, reflecting the legal right of offset held by the floorplan provider.

As of December 31, 2009 and 2008, inventory costs had been reduced by $2.8 million and $5.8 million, respectively, for assistance received from manufacturers as discussed in Note 1.

We evaluate our vehicles at the lower of market value or cost under the pooled approach for vehicles. In 2008, due to a shift in consumer demand, we determined certain used vehicle aging categories were in unbalanced quantities. Based on this determination, we recorded a used vehicle impairment of $0.5 million at December 31, 2008. We did not record any impairment charges on used vehicle inventories in 2009 or 2007. If the book value of our used vehicles is more than fair value, we could experience losses on our used vehicles in future periods.

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

GMAC LLC, Daimler Financial, TMCC, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC provide new vehicle floorplan financing for their respective brands. GMAC LLC serves as the primary lenders for all other brands. The new vehicle lines are secured by new vehicle inventory of the stores financed by that lender. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity.

At December 31, 2009 and 2008, used vehicles and parts and accessories inventory were pledged to collateralize our working capital, acquisition and used vehicle flooring credit facility.

(4) Property and Equipment

Property and equipment consisted of the following (in thousands):

December 31,	2009	2008
Buildings and improvements	$229,728	$162,747
Service equipment	36,922	32,259
Furniture, signs and fixtures	80,476	77,232

	347,126	272,238
Less accumulated depreciation – buildings	(25,495)	(20,604)
Less accumulated depreciation – equipment and other	(57,979)	(47,414)

	263,652	204,220
Land	120,003	104,875
Construction in progress, buildings	2,389	37,070
Construction in progress, other	10	111

	$386,054	$346,276

During 2009, we recorded impairment charges totaling $9.1 million on property and equipment of disposal groups previously held for sale. These charges are classified within continuing operations following the reclassification of the related assets to held and used. See also Note 15.

Additionally, as a result of the reorganization in bankruptcy of both Chrysler and GM, and the decline in commercial real estate values, we tested our long-lived assets for recoverability in the second quarter of 2009. Additional tests were performed in the third and fourth quarters of 2009. We recorded impairments of $1.0 million in 2009 on long-lived assets held and used, as a component of selling, general and administrative expense. Total long-lived asset impairment charges were $10.1 million in 2009.

As a result of the adverse change in the business climate and our reduced earnings and cash flow forecast, we tested certain long-lived assets for recoverability in the second quarter of 2008. This impairment test was performed just prior to performing the first step of the goodwill impairment test. We also performed the test on certain long-lived assets in the fourth quarter of 2008. Based on the results of these tests, and certain impairments retrospectively reclassified from discontinued operations, we recorded asset impairment charges totaling $15.2 million against long-lived assets held and used. We also recorded $5.1 million of impairment charges as a component of selling, general and administrative, for total long-lived asset impairment charges of $20.3 million in 2008 as follows (in thousands):

Real estate	$12,670
Equipment	977
Terminated construction projects	4,527
Other	2,081

$20,255

We did not record any impairment charges on assets to be held and used in 2007.

Depending upon economic conditions, ongoing store performance, manufacturer financial viability, cash flows from operations and overall market capitalization, we may be required to record additional asset impairment charges in future periods.

(5) Goodwill and Other Intangible Assets

Goodwill

At December 31, 2009 and 2008, we had no goodwill recorded. In 2008, based on our decision to dispose of approximately 10% of our stores, an adverse change in the business climate, our reduced earnings and cash flow forecast and a significant continuing decline in our market capitalization, we determined that our goodwill required an interim impairment test. Based on our test in 2008, we recorded a goodwill impairment charge in the amount of $299.3 million, including impairment charges on goodwill previously classified as held for sale. See also Note 15.

The roll-forward of goodwill was as follows (in thousands):

Year Ended December 31,	2008
Balance, beginning of year	$311,527
Goodwill acquired and post acquisition adjustments	428
Goodwill transferred to, and impaired within, discontinued operations	(12,689)
Goodwill impairments	(299,266)

Balance, end of year	$—

Other Intangible Assets

At December 31, 2009 and 2008, other intangible assets included the value of franchise agreements, non-compete agreements and customer lists. The gross amount of other intangible assets and the related accumulated amortization for non-compete agreements and customer lists were as follows (in thousands):

December 31,	2009	2008
Franchise value	$42,428	$41,931

Non-compete agreements and customer lists	161	145
Accumulated amortization	(93)	(68)

Net non-compete agreements and customer lists	68	77

Total other intangible assets, net	$42,496	$42,008

Amortization expense related to the non-compete agreements and customer lists is not material.

Based on the same triggering events discussed above for goodwill, we determined that an impairment test for franchise values was required in the second quarter of 2008. We also performed an impairment test in the fourth quarter of 2008. In cases where the estimated fair value of the franchise was less than its carrying value, an impairment charge was recorded. With the decision to reclassify assets and related liabilities from held for sale, prior period impairments associated with these assets were retrospectively reclassified to continuing operations. A partial or full impairment of the franchise value totaling $18.1 million was recorded in 2008 on 16 franchises, including nine Chrysler, four General Motors, one Ford, one Hyundai and one Mercedes. This charge is recorded in asset impairments in the consolidated statement of operations.

As a result of the reorganization in bankruptcy of both Chrysler and GM, we evaluated our indefinite-lived intangible assets for impairment in the second quarter of 2009. Based on our evaluation, we concluded there were no impairments in the carrying value of our intangible assets in the second quarter of 2009. In the third quarter of 2009, we recorded an impairment charge of $0.3 million on the franchise value associated with one of the stores classified as held for sale. As discussed above, we reclassified 10 stores to continuing operations in the fourth quarter of 2009. As a result, the impairment recorded on the franchise value of this store has been retrospectively reclassified within continuing operations. Additionally, we performed our annual impairment test in the fourth quarter of 2009. Based on this analysis, there was no additional indicated impairment of our indefinite-lived intangible assets.

A future decline in store performance, change in projected growth rates, manufacturer insolvency, brand termination, other margin assumptions or changes in interest rates could result in a potential impairment of one or more of our franchises.

We performed our impairment tests using an Adjusted Present Value method to calculate the fair value of future cash flows associated with our franchises. Future cash flows are based on recently prepared forecasts and business plans to estimate the future economic benefits that the store will generate. We estimate the appropriate discount rate to convert the future economic benefits to their present value equivalent. Growth rates are calculated for five years based on management’s forecasted sales projections. The growth rates used for periods beyond five years are calculated based on the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. The discount rate applied to the future cash flows factors in an equity risk premium, small stock risk premium, a beta and a risk-free rate.

Consideration is also given to the value that market participants attribute to each type of franchise (domestic, import or luxury store) based on current market transactions. The market value of domestic stores has been negatively impacted by market conditions and a historically high truck and SUV mix, while the market value of import or luxury stores has been negatively impacted by market conditions, including lower industry-wide sales volumes.

A roll-forward of our other intangible assets was as follows (in thousands):

Year Ended December 31,	2009	2008
Balance, beginning of year	$42,008	$68,946
Intangible assets acquired	—	175
Amortization expense	(28)	(34)
Intangible assets transferred (to) from discontinued operations	766	(8,966)
Intangible asset impairments	(250)	(18,113)

Balance, end of year	$42,496	$42,008

(6) Lines of Credit and Long-Term Debt

Working Capital, Acquisition and Used Vehicle Credit Facility

We have a $50 million Credit Facility with U.S. Bank National Association (the “Credit Facility”), which expires October 28, 2010. The interest rate on the Credit Facility is the 1-month LIBOR plus 3.25%.

On March 31, 2009, we executed the sixth amendment to our Credit Facility. This amendment reduced our minimum net worth requirement to $175 million and lowered our required current ratio to 1.05:1.0 at June 30, 2009 and September 30, 2009 and 1.1:1.0 at December 31, 2009 and beyond. Additionally, the Credit Facility was reduced from $150 million to $100 million upon execution. Further reductions were required under the amendment, including to $75 million on May 1, 2009, to $50 million on September 30, 2009 and to $25 million on December 31, 2009. The amendment also stipulated a 50 basis point increase in the interest rate spread added to the 1-month LIBOR.

On October 28, 2009, we executed the seventh amendment to the Credit Facility. In conjunction with the seventh amendment, Chrysler Financial, Mercedes Financial and TMCC assigned their interest in the facility to US Bank National Association. The seventh amendment to the Credit Facility relaxed restrictions on acquisitions, share repurchases and dividend payments. It fixed available credit at $50 million through maturity, which is October 28, 2010. It stipulates certain financial covenants including a minimum tangible net worth requirement of $200 million; a minimum vehicle equity requirement of $45 million; a fixed charge coverage ratio of 1.05:1 through December 31, 2009, 1.15:1 through June 30, 2010 and 1.2:1 for periods thereafter; and a liabilities to tangible net worth ratio not to exceed 4:1. Finally, it decreases the interest rate on the line to the 1-month LIBOR plus 3.25%.

Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property and other intangible personal property. Capital stock and other equity interests of our subsidiary stores and certain other subsidiaries are excluded. The lenders’ security interest in new vehicle inventory is subordinated to the interests of floorplan financing lenders, including GMAC LLC, Daimler Financial, TMCC, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC. The Credit Facility agreement provides for events of default that include nonpayment, breach of covenants, a change of control and certain cross-defaults with other indebtedness. In the event of a default, the agreement provides that the lenders may declare the entire principal balance immediately due, foreclose on collateral and increase the applicable interest rate to the revolving loan rate plus 3 percent, among other remedies.

New Vehicle Flooring

GMAC LLC, Daimler Financial, TMCC, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC provide new vehicle floorplan financing for their respective brands. GMAC LLC serves as the primary lenders for all other brands. The new vehicle lines are secured by new vehicle inventory of the stores financed by that lender. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity.

Chrysler Financial and GMAC Floorplan Financing

On April 30, 2009, Chrysler Financial discontinued providing advances for new floorplan financing. We utilized Chrysler Financial for floorplan financing at all of our Chrysler locations and certain non-Chrysler locations. We completed the transition to permanent floorplan facilities with GMAC for all of our affected dealerships. Our floorplan financing with GMAC imposes certain obligations on us, including maintaining a deposit relationship. If we are unable to maintain these requirements, we could lose our floorplan financing with GMAC.

Floorplan Amounts Outstanding and Availability

Interest rates on our Credit Facility and floorplan facilities ranged from 1.75% to 5.0% at December 31, 2009. Amounts outstanding on the lines at December 31, 2009, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at December 31, 2009	Remaining Availability as of December 31, 2009
New and program vehicle lines	$210,488	$—	(1)
Working capital, acquisition and used vehicle line	24,000	25,682	(2)(3)

	$234,488	$25,682

(1)	There are no formal limits on the new and program vehicle lines with certain lenders and we had approximately $35.7 million in unfloored new vehicles at December 31, 2009.
(2)	Reduced by $318 for outstanding letters of credit.
(3)	The amount available on the line is limited based on a borrowing base calculation and fluctuates monthly.

Debt Summary

Long-term debt consisted of the following (in thousands):

December 31,	2009	2008
Variable Rate Debt:
Working capital, acquisition and used vehicle floorplan line of credit, expiring October 2010	$24,000	$86,000
Mortgages payable in monthly installments of $528, including interest between 2.0% and 7.3%, maturing through March 2024; secured by land and buildings	79,356	68,063
Notes payable in monthly installments of $72, including interest between 0.0% and 7.5%, maturing at various dates through 2010; secured by vehicles leased to others	5,595	5,590

Total Variable Rate Debt	108,951	159,653
Fixed Rate Debt:
2.875% senior subordinated convertible notes	—	42,500
Mortgages payable in monthly installments of $1,234, including interest between 4.0% and 7.9%, maturing through October 2029; secured by land and buildings	159,465	124,767
Note payable related to acquisitions, with an interest rate of 7.0%, maturing on June 2016	2,674	6,652
Sale-leasebacks accounted for as financings	—	9,493
Capital lease obligations, net of interest of $81, with monthly lease payments of $10	278	753

Total Fixed Rate Debt	162,417	184,165

Total Long-Term Debt	271,368	343,818
Less current maturities	(38,303)	(78,634)

	$233,065	$265,184

In addition to the amounts discussed above, we have $2.2 million of mortgages payable, and $2.9 million of floorplan notes payable that are included as a component of liabilities related to assets held for sale at December 31, 2009. See Note 15.

The schedule of future principal payments on long-term debt as of December 31, 2009 was as follows (in thousands):

Year Ending December 31,
2010	$38,303
2011	33,214
2012	20,743
2013	51,912
2014	55,529
Thereafter	71,667

Total principal payments	$271,368

2.875% Senior Subordinated Convertible Notes Repurchase

We repurchased or redeemed all of our senior subordinated convertible notes. The following table summarizes our repurchases, all of which were made on the open market:

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

The gains of $0.3 million and $5.3 million on the retirement of the convertible notes for 2009 and 2008, respectively, were recorded as a component of other income, net on the consolidated statements of operations.

During 2008, we wrote off $0.2 million of debt issuance costs as a component of other interest expense in connection with the early retirement of our convertible notes.

(7) Commitments and Contingencies

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

The minimum lease payments under our operating leases after December 31, 2009 are as follows (in thousands):

Year Ending December 31,
2010	$19,090
2011	16,316
2012	14,541
2013	13,981
2014	12,631
Thereafter	85,766

Total minimum lease payments	162,325
Less: sublease rentals	(15,953)

$146,372

Rental expense, net of sublease income, for all operating leases was $15.2 million, $16.9 million and $16.7 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts are included as a component of selling, general and administrative expenses in our consolidated statements of operations.

In connection with dispositions of dealerships, we occasionally assign or sublet our interests in any real property leases associated with such dealerships to the purchaser. We often retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform. Additionally, we may remain subject to the terms of any guarantees and have correlating indemnification rights against the assignee or sublessee in the event of non-performance, as well as certain other defenses. We may also be called upon to perform other obligations under these leases, such as environmental remediation of the premises or repairs upon termination of the lease. We currently have no reason to believe that we will be called upon to perform any such services; however, there can be no assurance that any future performance required by us under these leases will not have a material adverse effect on our financial condition or results of operations.

Certain of our facilities where a lease obligation still exists have been vacated for business reasons. In these instances, we make efforts to find qualified tenants to sublease the facilities and assume financial responsibility. However, due to the specific nature and size of the facilities used in our dealership, tenants are not always available. Reserves have been accrued to offset our potential future lease obligations. These amounts were not material to our consolidated statements of operations during 2009, 2008 or 2007 and the amount accrued at December 31, 2009 and 2008 was not material.

In the second quarter of 2008, we entered into two sale-leaseback transactions involving dealership facilities. Each transaction called for an initial term of 15 years with eight successive five year renewal options. Rents are subject to increases based on year-over-year CPI changes with a maximum percentage rate cap. As of December 31, 2008, one of these transactions did not qualify for sale recognition due to continuing involvement by us related to certain environmental remediation. As a result, it was accounted for as a financing lease. During 2009, the transaction met the qualifications for sale recognition.

In the third quarter of 2009, we entered into one sale-leaseback transaction involving a dealership facility. This transaction called for an initial term of one year with four successive one year extensions. Rents are subject to increases based on year-over-year CPI changes. This transaction qualified for sale recognition at inception.

Capital Commitments

We had no material capital commitments at December 31, 2009.

Charge-Backs for Various Contracts

We have recorded a reserve for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. At December 31, 2009, this reserve totaled $10.2 million. We estimate that the $10.2 million will be paid out as follows: $5.9 million in 2010; $2.8 million in 2011; $1.1 million in 2012; $0.3 million in 2013 and $0.1 million thereafter.

Lifetime Lube, Oil and Filter Contracts

In March 2009, we entered into a transaction related to existing lifetime lube, oil and filter contracts, in which we assumed the obligation to provide future services under the purchased contracts. The assets acquired and liabilities assumed in this transaction consisted of cash of approximately $16.1 million and deferred revenue in the same amount. Costs to perform the future service under the contracts were originally estimated to be approximately $16.1 million. We periodically evaluate the estimated future costs of these contracts and record a charge if future expected claim and cancellation costs exceed the deferred revenue to be recognized. In the fourth quarter of 2009, our analysis indicated expected costs had increased due to a change in experience rates. As a result, a $1.4 million reserve was recorded as a charge to cost of sales in 2009. At December 31, 2009, the deferred revenue balance totaled $10.8 million. We estimate that the $10.8 million will be recognized as follows: $3.2 million in 2010; $2.2 million in 2011; $1.7 million in 2012; $1.3 million in 2013 and $2.4 million thereafter.

In March 2009, we also began to self-insure lifetime lube, oil and filter service contracts. We have recorded deferred revenue for our estimated contractual obligations related to these contracts. At December 31, 2009, this balance totaled $7.0 million. We estimate that the $7.0 million will be recognized as follows: $1.8 million in 2010; $1.3 million in 2011; $1.0 million in 2012; $0.8 million in 2013 and $2.1 million thereafter.

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

Litigation

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of these two proceedings will have a material adverse effect on our business, results of operations, financial condition, or cash flows.

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

On April 28, 2004, Robert Allen and 29 other plaintiffs (“Allen Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 04-3032-HO) against Lithia Motors, Inc. and three of its wholly-owned subsidiaries alleging violations of state and federal RICO laws, the Oregon UTPA and common law fraud. The Allen Plaintiffs seek damages, attorney’s fees and injunctive relief. The Allen Plaintiffs’ Complaint stems from vehicle purchases made at Lithia stores between July 2000 and April 2001. On August 27, 2004, we filed a Motion to Dismiss the Complaint. On May 26, 2005, the Court entered an Order granting Defendants’ Motion to Dismiss plaintiffs’ state and federal RICO claims with prejudice. The Court declined to exercise supplemental jurisdiction over plaintiffs’ UTPA and fraud claims. Plaintiffs filed a Motion to Reconsider the dismissal Order. On August 23, 2005, the Court granted Plaintiffs’ Motion for Reconsideration and permitted the filing of a Second Amended Complaint (“SAC”). On September 21, 2005, the Allen Plaintiffs, along with Ms. Phillips, filed the SAC. In this complaint, the Allen plaintiffs seek actual damages that total less than $500,000, trebled, approximately $3.0 million in mental distress claims, trebled, punitive damages of $15.0 million, attorney’s fees and injunctive relief. The SAC added as defendants certain officers and employees of Lithia. In addition, the SAC added a claim for relief based on the Truth in Lending Act (“TILA”). On November 14, 2005 we filed a second Motion to Dismiss the Complaint and a Motion to Compel Arbitration. In two subsequent rulings, the Court has dismissed all claims except those under Oregon’s Unfair Trade Practices Act and a single fraud claim for a named individual. We believe the actions of the court have significantly narrowed the claims and potential damages sought by the plaintiffs. Discovery is completed and a resolution of the case is expected by the end of 2010.

On September 23, 2005, Maria Anabel Aripe and 19 other plaintiffs (“Aripe Plaintiffs”) filed a lawsuit in the U.S. District Court for the District of Oregon (Case No. 05-3083-HO) against Lithia Motors, Inc., 12 of its wholly-owned subsidiaries and certain officers and employees of Lithia, alleging violations of state and federal RICO laws, the Oregon UTPA, common law fraud and TILA. The Aripe Plaintiffs seek actual damages of less than $600,000, trebled, approximately $3.7 million in mental distress claims, trebled, punitive damages of $12.6 million, attorney’s fees and injunctive relief. The Aripe Plaintiffs’ Complaint stems from vehicle purchases made at Lithia stores between May 2001 and August 2005 and is substantially similar to the allegations made in the Allen case. On July 27, 2009, we filed a Motion to Dismiss all claims with the Arbitrators hearing the dispute. On September 30, 2009, the Chief Arbitrator issued an Order acknowledging the voluntary withdrawal of the federal RICO claims by the Plaintiff and dismissed the claim for emotional distress damages. Further motions are pending, but the most significant monetary exposures have been removed from the case. The parties have agreed to delay discovery or other activity with respect to this case until the resolution of the Allen case.

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against us (Dunham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney’s fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs’ request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. We have filed a motion requesting reconsideration of this class certification, but the arbitrator died before issuing his opinion. The reconsideration sought a ruling whether these employees or some of these employees are exempt from the applicable state law that provides for the payment of overtime under certain circumstances. The replacement arbitrator has now been appointed and recently ruled to remove all service and parts managers from the case. A class action opt-out notice was mailed to the service and parts employees in October 2009. No arbitration date has been set.

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

Sale of Class A Common Stock

On October 15, 2009, we sold 4,000,000 shares of our Class A common stock in a public offering at a price of $10.00 per share for gross proceeds of $40.0 million and net proceeds, after underwriting commissions, of $37.9 million. We also granted to the underwriters of the public offering a 30-day option to purchase up to an additional 600,000 shares to cover over-allotments, if any. The option to purchase the shares was exercised by the underwriters in its entirety, resulting in total gross proceeds of $46.0 million and net proceeds, after underwriting commissions and other expenses, of $43.2 million.

Repurchases of Class A Common Stock

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through December 31, 2009, we have purchased a total of 479,731 shares under the repurchase program, none of which were purchased during 2009. We may continue to repurchase shares from time to time in the future as conditions warrant and subject to approval by our lenders.

Dividends

For the period January 1, 2007 through December 31, 2009, we declared and paid dividends on our Class A and Class B Common Stock as follows:

	Dividend amount per share	Total amount of dividend (in thousands)
Quarter related to:
2006
Fourth quarter	$0.14	$2,745

2007
First quarter	$0.14	$2,749
Second quarter	0.14	2,762
Third quarter	0.14	2,762
Fourth quarter	0.14	2,776

2008
First quarter	$0.14	$2,806
Second quarter	0.14	2,837
Third quarter	0.05	1,025
Fourth quarter	—	—

No dividends were declared or paid related to the fourth quarter of 2008 or for any quarter in 2009.

(9) Net Income Per Share of Class A and Class B Common Stock

We compute net income per share of Class A and Class B common stock using the two-class method. Under this method, basic net income per share is computed using the weighted average number of common shares outstanding during the period excluding unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, conversion of any convertible senior subordinated notes and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

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

Following is a reconciliation of the income (loss) from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the year ended December 31, 2009, 2008 and 2007 (in thousands, except per share amounts):

Year Ended December 31,	2009		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B
Basic EPS
Numerator:
Income (loss) from continuing operations applicable to common stockholders	$5,029	$1,035	$(184,312)	$(42,195)	$17,607	$4,163
Distributed income applicable to common stockholders	—	—	7,685	1,759	8,911	2,107

Basic undistributed income (loss) from continuing operations applicable to common stockholders	$5,029	$1,035	$(191,997)	$(43,954)	$8,696	$2,056

Denominator:
Weighted average number of shares out-standing used to calculate basic income (loss) per share	18,275	3,762	16,433	3,762	15,913	3,762

Basic distributed income per share applicable to common stockholders	$—	$—	$0.47	$0.47	$0.56	$0.56
Basic undistributed income (loss) per share applicable to common stockholders	0.28	0.28	(11.69)	(11.69)	0.55	0.55

Basic income (loss) per share applicable to common stockholders	$0.28	$0.28	$(11.22)	$(11.22)	$1.11	$1.11

Year Ended December 31,	2009		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted EPS
Numerator:
Distributed income applicable to common stockholders	$—	$—	$7,685	$1,759	$8,911	$2,107
Reallocation of distributed income as a result of conversion of convertible senior subordinated notes					219	(219)
Reallocation of distributed income as a result of conversion of dilutive stock options	—	—	—	—	27	(27)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	—	—	1,759	—	1,861	—

Diluted distributed income applicable to common stockholders	$—	$—	$9,444	$1,759	$11,018	$1,861

Undistributed income (loss) from continuing operations applicable to common stockholders	$5,029	$1,035	$(191,997)	$(43,954)	$8,696	$2,056
Interest related to conversion of convertible senior subordinated notes	—	—	—	—	1,520	359
Reallocation of undistributed income as a result of conversion of convertible senior subordinated notes	—	—	—	—	251	(251)
Reallocation of undistributed income as a result of conversion of dilutive stock options	6	(6)	—	—	30	(30)
Reallocation of undistributed income (loss) due to conversion of Class B to Class A	1,029	—	(43,954)	—	2,134	—

Diluted undistributed income (loss) from continuing operations applicable to common stockholders	$6,064	$1,029	$(235,951)	$(43,954)	$12,631	$2,134

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	18,275	3,762	16,433	3,762	15,913	3,762
Weighted average number of shares from conversion of convertible senior subordinated notes	—	—	—	—	2,281	—
Weighted average number of shares from stock options	139	—	—	—	248	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted income per share	22,176	3,762	20,195	3,762	22,204	3,762

Year Ended December 31,	2009		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted EPS
Diluted distributed income per share applicable to common stockholders	$—	$—	$0.47	$0.47	$0.50	$0.50
Diluted undistributed income (loss) per share applicable to common stockholders	0.27	0.27	(11.69)	(11.69)	0.57	0.57

Diluted income (loss) per share available to common stockholders	$0.27	$0.27	$(11.22)	$(11.22)	$1.07	$1.07

	2009		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B
Antidilutive Securities:
2 7/8% convertible senior subordinated notes	321	—	2,037	—	—	—
Shares issuable pursuant to stock options not included since they were antidilutive	1,338	—	1,625	—	641	—

(10) 401(k) Profit Sharing Plan

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $0.4 million, $0.2 million and $1.3 million were recognized for the years ended December 31, 2009, 2008 and 2007, respectively. Employees may contribute to the plan if they meet certain eligibility requirements.

(11) Stock Incentive Plans

2003 Stock Incentive Plan

Our 2003 Stock Incentive Plan (the “2003 Plan”) allows for the granting of up to a total of 2.2 million nonqualified stock options and shares of restricted stock to our officers, key employees, directors and consultants. We also have options outstanding and exercisable pursuant to prior plans. Options canceled under prior plans do not return to the pool of options available for grant under the 2003 Plan. All of our option plans are administered by the Compensation Committee of the Board and permit accelerated vesting of outstanding options upon the occurrence of certain changes in control. Options become exercisable over a period of up to five years from the date of grant with expiration dates up to ten years from the date of grant and at exercise prices of not less than market value, as determined by the Board. Beginning in 2004, the expiration date of options granted was reduced to six years. At December 31, 2009, 180,986 shares of Class A common stock were available for future grants.

Activity under our stock incentive plans was as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Balance, December 31, 2008	2,007,257	$13.81
Granted	9,833	4.29
Forfeited	(56,170)	7.25
Expired	(78,832)	18.27
Exercised	(17,833)	1.41

Balance, December 31, 2009	1,864,255	$13.89

	Non-Vested Stock Grants	Weighted Average Grant Date Fair Value
Balance, December 31, 2008	164,708	$20.83
Granted	134,573	2.91
Vested	(49,983)	7.11
Forfeited	(28,007)	19.47

Balance, December 31, 2009	221,291	$13.22

Certain information regarding options outstanding as of December 31, 2009 was as follows:

	Options Outstanding	Options Exercisable
Number	1,864,255	662,130
Weighted average per share exercise price	$13.89	$18.49
Aggregate intrinsic value	$2,159,041	$121,721
Weighted average remaining contractual term	3.0 years	1.2 years

As of December 31, 2009, unrecognized stock-based compensation related to outstanding, but unvested stock option and stock awards was $2.1 million, which will be recognized over the weighted average remaining vesting period of 1.5 years.

1998 and 2009 Employee Stock Purchase Plan

In May 2009, our shareholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) and the reservation of 1,500,000 shares of our Class A common stock thereunder. The 2009 ESPP replaced the 1998 Employee Stock Purchase Plan, which was terminated. The 2009 ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board.

Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock, up to $25,000 of fair market value of our Class A common stock annually. The purchase price is equal to 85% of the fair market value at the end of the purchase period. During 2009, a total of 617,188 shares were purchased under the 1998 and 2009 ESPP at a weighted average price of $3.89 per share, which represented a weighted average discount from the fair market value of $0.69 per share. As of December 31, 2009, 1,381,575 shares remained available for purchase under the 2009 ESPP.

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

Compensation expense related to our 2009 ESPP is calculated based on the 15% discount from the per share market price on the date of grant. Compensation expense related to non-vested stock is based on the intrinsic value on the date of grant as if the stock is vested. Compensation expense related to stock options is valued using the Black-Scholes valuation model with following assumptions:

Year Ended December 31,	2009	2008	2007
Risk-free interest rates(1)	2.03% -2.93%	2.37% -3.27%	4.55%
Dividend yield(2)	0%	3.21% -7.43%	1.98%
Expected term(3)	5.9 years	4.6 – 5.8 years	5.8 years
Volatility(4)	87.41%	42.41% - 47.93%	33.53%
Discount for post-vesting restrictions	0.0%	0.0%	0.0%

(1)	The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.
(2)	The dividend yield is calculated as a ratio of annualized expected dividends per share to the market value of our common stock on the date of grant.
(3)	The expected term is calculated based on the observed and expected time to post-vesting exercise behavior of separate identifiable employee groups.
(4)	The expected volatility is estimated based on a weighted average of historical volatility of our common stock.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2009	2008	2007
Weighted average grant-date fair value per share of share options granted	$3.10	$1.56	$9.26
Per share intrinsic value of non-vested stock granted	2.91	8.98	28.24
Weighted average per share discount for compensation expense recognized under the Purchase Plan	0.85	0.82	2.92
Total intrinsic value of share options exercised	28,000	73,000	867,000
Fair value of non-vested shares that vested during the period	267,000	63,000	152,000
Stock-based compensation recognized in results of operations (all as a component of selling, general and administrative expense)	2.1 million	1.7 million	3.4 million
Tax benefit recognized in statement of operations	583,000	378,000	769,000
Cash received from options exercised and shares purchased under all share-based arrangements	2.4 million	4.4 million	6.5 million
Tax deduction realized related to stock options exercised	112,000	208,000	314,000

(12) Derivative Financial Instruments

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

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value of these interest rate swaps in other comprehensive income (loss) rather than net income (loss) until the underlying hedged transaction affects net income. If a swap is no longer accounted for as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive income (loss) is recognized in income as the forecasted transaction occurs. If the forecasted transaction is not probable of occurring, the gain or loss recorded in accumulated other comprehensive income (loss) is recognized in income immediately.

At December 31, 2009 and 2008, the net fair value of all of our agreements totaled a loss of $6.9 million and $10.8 million, respectively, which was recorded on our balance sheet as a component of accrued liabilities and other long-term liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months was $2.7 million at December 31, 2009.

As of December 31, 2009, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

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

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2009 was 0.23% per annum, as reported in the Wall Street Journal.

At December 31, 2009, the fair value of our derivative instruments was included in our balance sheet as follows:

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2009	Location in Balance Sheet	December 31, 2009
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$1,668
	Other non-current assets	—	Other long-term liabilities	5,212

		$—		$6,880

In the fourth quarter of 2008, as inventory levels fell and future levels of floorplan debt were expected to decrease, we discontinued one cash flow hedge. Additionally, we de-designated and re-designated certain other swaps. As a result of these adjustments, a net loss balance of approximately $1.2 million remained as a component of accumulated other comprehensive income (loss) to be recognized over the remaining life of the swaps.

In 2009, we determined that the original forecasted transactions for certain of the de-designated cash flow hedges became probable of not occurring. Therefore, we reclassified into earnings a gain of approximately $0.5 million as a reduction of flooring interest expense at that time. Additionally, we de-designated and re-designated all of our outstanding interest rate swaps when significant changes in our underlying floorplan debt occurred with the Chrysler and GM restructuring. This de-designation and re-designation did not have an impact on earnings at the time, but may increase ineffectiveness in the future.

The effect of derivative instruments on our consolidated statements of operations for the year ended December 31, 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year Ended December 31, 2009
Interest Rate Swap Contracts	$(649)	Floorplan Interest expense	$(3,786)	Floorplan Interest expense	$420

Derivatives Not Designated as Hedging Instruments		Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Year Ended December 31, 2009
Interest Rate Swap Contracts		Floorplan interest expense	$(6)

See also Note 13.

(13) Fair Value Measurements

We adopted the provisions of Fair Value Measurements for our financial assets and liabilities on January 1, 2008. Effective January 1, 2009, we adopted the provisions of Fair Value Measurements for non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of these provisions did not have a material effect on our financial position, results of operations or cash flows. These provisions apply to the valuation of assets and liabilities including (but not limited to) the valuation of our franchise rights when assessing franchise impairments, the valuation of property and equipment when assessing long-lived asset impairment, the valuation of assets acquired and liabilities assumed in business combinations and the valuation of assets and liabilities held for sale.

Effective June 30, 2009, we adopted the provisions of Fair Value Measurements when Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. These provisions provide additional guidance for estimating fair value and emphasizes that, even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation techniques used, the fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. Additionally, the guidance requires disclosure in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. We are also required to define major categories for equity and debt securities. Disclosures related to this guidance are included below.

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

In the fourth quarter of 2009, we reclassified franchise value previously classified as held for sale to held and used. Under U.S. generally accepted accounting standards, the franchise value was valued and recorded at the lower of carrying value or current fair value. We estimate the fair value of franchise value based on an income valuation approach using a discounted cash flow (“DCF”) model. Estimated future cash flows derived from our internally-developed forecast for each franchise are used as inputs in the valuation. We have determined that not all cash flows of the franchise are related to the franchise brand and therefore attributable to the determination of franchise value. The discount rate used to present value the projected cash flows is refined to account for franchise-specific risk premiums based on the financial performance of each franchise. We grouped our locations into five pools, based on the ranked contribution of earnings before income, taxes, depreciation and amortization to revenue, to assess the relative risk of each franchise to the entity as a whole and increased the risk premium component of the discount rate for underperforming stores while decreasing the risk premium for more profitable locations. In addition, when available, we use valuation inputs from independent valuation experts, such as brokers, to corroborate our internal estimates. Brokers’ inputs are typically developed using marketplace data related to current actual transactions involving similar franchises. As these valuations contain unobservable inputs, we classified the franchise value as Level 3.

Also in the fourth quarter of 2009, long-lived assets including real estate property and equipment previously classified as held for sale were reclassified to held and used at the lower of their depreciated carrying value, assuming depreciation had not ceased while classified in held for sale, or their current fair value. Based on this evaluation, certain long-lived assets were measured at their fair value at the time of reclassification. We estimate the fair value of long-lived assets based on a “market” valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets or liabilities, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach we determine the cost to replace the service capacity of an asset adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers and brokers’ valuations are typically developed using one or more valuation techniques including market, income and replacement cost approaches. As these valuations contain unobservable inputs, we classified the long-lived assets as Level 3.

There were no changes to our valuation techniques during the year ended December 31, 2009.

The following table summarizes our assets and liabilities measured at fair value (in thousands):

	December 31, 2009
	Fair Value	Input Level
Interest rate swap liabilities	$6,880	Level 2
Assets held for sale	11,693	Level 3
Liabilities related to assets held for sale	5,050	Level 3
Franchise value	1,691	Level 3
Long-lived assets	52,419	Level 3

The following table indicates valuation adjustments recorded in 2009 on our assets and liabilities that are measured at fair value on a non-recurring basis (in thousands):

Gain (Loss)
Assets held for sales	$(1,213)
Franchise value	(250)
Long-lived assets	(8,726)

At December 31, 2009, we had $162.4 million of long-term fixed interest rate debt recorded and outstanding with maturity dates of between April 2010 and October 2029. We calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration, the fixed cash flows are discounted and summed to compute the fair value of the debt. Based on this analysis, we have determined that the fair value of this long-term fixed interest rate debt was approximately $166.8 million at December 31, 2009. We believe the carrying value of our variable rate debt approximates fair value.

(14) Income Taxes

Income tax expense (benefit) from continuing operations was as follows (in thousands):

Year Ended December 31,	2009	2008	2007
Current:
Federal	$(4,716)	$8,311	$3,383
State	(75)	1,139	561

	(4,791)	9,450	3,944

Deferred:
Federal	8,017	(103,549)	9,771
State	1,413	(14,621)	1,150

	9,430	(118,170)	10,921

Total	$4,639	$(108,720)	$14,865

At December 31, 2009, we had income taxes payable totaling $2.7 million and, at December 31, 2008, we had income taxes receivable totaling $18.2 million.

In 2009, 2008 and 2007, income tax benefits attributable to employee stock option transactions of $45,000, $368,000 and $283,000, respectively, were allocated to stockholders’ equity.

Individually significant components of the deferred tax assets and liabilities are presented below (in thousands):

December 31,	2009	2008
Deferred tax assets:
Deferred revenue and cancellation reserves	$6,558	$7,391
Allowances and accruals	9,418	7,822
Goodwill	51,254	61,363

Total deferred tax assets	67,230	76,576

Deferred tax liabilities:
Inventories	(5,393)	(4,693)
Interest on derivatives and convertible notes	2,615	(1,188)
Property and equipment, principally due to differences in depreciation	(22,782)	(22,234)
Prepaids and property taxes	(1,971)	(1,913)

Total deferred tax liabilities	(27,531)	(30,028)

Total	$39,699	$46,548

The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based on these factors, we believe it is more likely than not that we will realize the benefits of these deductible differences. At December 31, 2009, we had not recorded any valuation allowance on deferred tax assets. However, a valuation allowance could be recorded in the future if estimates of taxable income during the carryforward period are reduced.

At December 31, 2009, we had a number of state tax carryforward amounts totaling approximately $1.8 million, tax effected, with expiration dates through 2029.

The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax benefit (expense) from continuing operations for 2009, 2008 and 2007 is shown in the following tabulation (in thousands):

Year Ended December 31,	2009	2008	2007
Computed “expected” tax (benefit) expense	$3,746	$(117,330)	$12,822
State taxes, net of federal income tax benefit	322	(10,079)	1,101
Permanent difference related to impairment of goodwill	—	18,939	—
Other	571	(250)	942

Income tax (benefit) expense	$4,639	$(108,720)	$14,865

We did not have any unrecognized tax benefits at December 31, 2009 or 2008. No interest or penalties were included in our results of operations during 2009, 2008 or 2007, and we had no accrued interest or penalties at December 31, 2009 or 2008.

Open tax years at December 31, 2009 included the following:

Federal	2005-2008
15 states	2004-2008

(15) Discontinued Operations

We perform an internal evaluation of our store performance, on a store-by-store basis, in the last month of each quarter. If a store does not meet certain return on investment criteria established by our management team, the location is included on a “watch list” and is considered for potential disposition. Factors we consider in reaching the conclusion to dispose of a store include: (i) actual operating results of the store over a predetermined period of time subsequent to placing the store on the “watch list” including prospects for improved financial performance; (ii) extent of capital improvements and commitments thereto necessary to optimize operational efficiencies and marketability of the associated franchise; (iii) outlook as to the economic prospects for the local market and viability of the franchise within that market; and (iv) geographic location and franchise mix of our portfolio.

Once we have reached a decision to dispose of a store, we evaluate the following criteria as required by U.S generally accepted accounting standards:

•	our management team, possessing the necessary authority, commits to a plan to sell the store;

•	the store is available for immediate sale in its present condition;

•	an active program to locate buyers and other actions that are required to sell the store are initiated;

•	a market for the store exists and we believe its sale is likely. We also expect to record the transfer of the store as a completed sale within one year;

•	active marketing of the store commences at a price that is reasonable in relation to the estimated fair market value; and

•	our management team believes it is unlikely that changes will be made to the plan or will withdraw the plan to dispose of the store.

If we determine the above criteria have been met, we classify the store assets to be disposed of, and liabilities directly associated with those assets, as held for sale in our consolidated balance sheet.

We reclassify the store’s operations to discontinued operations in our consolidated statement of operations, on a comparable basis for all periods presented, provided we do not expect to have any significant continuing involvement in the store’s operations after its disposal.

During the three-year period ended December 31, 2009, we experienced significant changes in our business dynamics along with other factors leading to a decision by our executive management team to dispose of a number of our stores. The following summarizes the chronology of our store dispositions.

As of January 1, 2007, we had two stores held for sale. During 2007, our management team decided to dispose of three stores and one body shop. In the third quarter of 2007, we disposed of two of those stores and the body shop. As of December 31, 2007, three stores remained classified as held for sale.

In the second quarter of 2008, as part of the restructuring plan announced on June 3, 2008, we performed an evaluation of our portfolio of stores. After this evaluation, 12 underperforming stores, mostly consisting of domestic franchises, were selected for disposal. We also elected to close a facility at that time.

During the third quarter of 2008, 15 additional stores were identified for disposal, for a total of 31 stores classified as held for sale. Given the significant number of stores classified as held for sale, and the fact that the sale of certain stores was not prompt, we considered additional factors prior to classifying the additional 15 stores as held for sale including:

•

the inherent difficulty in selling three of the worst-performing stores in our portfolio, and the fact that the other stores targeted for disposal in 2008 would be more desirable to potential buyers. For example, we closed on the sale of two locations in the third quarter of 2008 that were initially classified as held for sale in the second quarter of 2008;

•	one of the locations classified as held for sale for a period exceeding one year had been sold in the third quarter of 2008, and another location had been closed;

•	three stores classified as held for sale in the second quarter of 2008 were under preliminary contract to be sold; and

•	9 of the 15 stores classified in the third quarter of 2008 had been sold or were under preliminary contract to be sold.

In summary, during the two year period ended December 31, 2008, our management team identified 32 stores for disposal, sold 12 stores and closed 4 stores leaving 18 stores classified as held for sale at December 31, 2008.

During 2009, we disposed of five stores and ceased operations at three stores that had been held for sale at December 31, 2008. We identified for disposal, and subsequently sold, an additional five stores during 2009. As a result of the Chrysler and GM bankruptcies, we reclassified four additional stores to discontinued operations. Two of these locations were Chrysler franchises that ceased operations in July 2009. The other two locations were GM stores that GM agreed to repurchase through a signed commitment.

Adverse economic conditions have had a profound effect on the automotive industry during the three-year period ended December 31, 2009. Some of the factors impacting the industry include:

•	double-digit percentage declines in year-over-year automobile sales;

•	unprecedented operational losses by the Detroit three automakers, culminating in Chrysler and GM filing for Chapter 11 bankruptcy protection;

•	termination of over 2,000 franchise agreements by Chrysler and GM; and

•	reductions in available commercial credit, reducing available financing and requiring increased capital investment for potential dealership purchasers.

Persistent industry challenges have accelerated over the prior three years and continue to hamper our ability to sell stores identified for disposition and classified as held for sale.

As stores remained classified as held for sale beyond one year, we continually evaluated whether (i) we have taken all necessary actions to respond to the poor market conditions during the initial one year period; (ii) we are actively marketing the store at a price that is reasonable in view of the market conditions; and (iii) we continue to meet all of the criteria discussed above to continue to classify the stores as held for sale.

In marketing our stores for sale, we enlist the services of brokers who specialize in dealership purchase and sale transactions. We also utilize a network of contacts and dealers in the market areas to ensure parties are aware the stores are available for purchase. Although not required, we also notify the respective manufacturers and alert them to direct any prospective buyers to us. Over the period the stores are available for sale, we continually lower the price of the stores in an effort to attract a buyer. We also consider combining less desirable stores with more desirable stores to facilitate the sale of both locations, including selling a store not classified as held for sale to affect the sale of a location targeted for disposal.

Based on these factors, we believe our response demonstrates that we (i) took necessary actions to respond to the poor market conditions; (ii) actively marketed the store at a reasonable price and (iii) continued to meet the remaining criteria stipulated above. Therefore, our decision to continue to classify certain stores as held for sale beyond the one year period was appropriate.

It is not uncommon for us to enter into preliminary asset sale agreements which do not close. We consider preliminary asset sale agreements a validation of the marketability of our stores held for sale. These preliminary asset sale agreements sometimes remain active for a period exceeding one year. Some preliminary asset sale agreements we enter into do not result in a final sale. These agreements terminate for a variety of reasons, including prospective buyers being unable to obtain the required floorplan or real estate financing. The termination of these agreements accelerated throughout 2009, and no new agreements were entered into in the second half of the year.

In the fourth quarter of 2009, our management team re-evaluated the decision to continue to classify certain stores as held for sale in light of the then current market conditions, prospects for economic recovery, improved company-wide and individual store operating performance, and overall capital needs. Specific factors taken into consideration were as follows:

•

a lack of available credit continued to prove challenging to prospective purchasers of our stores. One of the primary problems was the lack of vehicle inventory floorplan financing, which is a basic requirement of the franchise agreement. Even for prospective purchasers with existing floorplan financing, obtaining mortgage financing on dealership real estate or committing to other significant capital investment proved exceedingly difficult.

•	continued economic uncertainty, including increasing unemployment, resulting in low consumer confidence and a prolonged reluctance to purchase big ticket items such as automobiles.

•

the dramatically decreased pool of potential purchasers further extended our store disposition time line. The absence of qualified buyers reduced expected proceeds to levels significantly below the range of what we considered to be reasonable.

•

a restructuring of store operations in 2008 and accelerated in 2009 aligned our costs with current industry vehicle sales levels, and enhanced our liquidity position. This restructuring improved operational performance at all locations, including those slated for divestiture. Improved operating performance at the stores held for sale, even on a constant valuation multiple, increased expected selling prices, which proved unobtainable given market conditions.

•

the reorganization of Chrysler and GM resulted in the closure of four domestic stores that we had not selected for divestiture. One of the original considerations for the restructuring we initiated in 2008 involved diversifying our portfolio to reduce dependence on domestic manufacturers, particularly Chrysler and GM. The unexpected closure of locations not selected for disposition accelerated this portfolio diversification and made some divestitures less critical.

•

throughout 2008 and 2009, we generated cash through asset sales, mortgage financing and operational cash flows. In 2009, we retired our outstanding convertible notes as they matured. Also, in late 2009, we completed a follow-on equity offering raising approximately $43 million. We extended the maturity on our Credit Facility into late 2010. These actions reduced the immediate need for liquidity to ensure our ongoing operations and eliminated the need to dispose of assets to raise cash.

Based on these factors, in the fourth quarter of 2009, circumstances previously considered unlikely were deemed to have occurred, and our management team concluded that we no longer were committed to sell certain stores. Therefore, we no longer met the criteria necessary to continue to classify the stores as held for sale. Assets and related liabilities associated with 10 stores were subsequently reclassified out of assets held for sale. Their associated results of operations were retrospectively reclassified from discontinued operations to continuing operations for all periods presented.

Certain locations we had closed in 2008 and 2009 continued to have assets, primarily real estate, classified as held for sale. Throughout 2009, the commercial real estate market continued to deteriorate as more properties became available and asking prices declined. Particularly in the automotive retail industry, with the closure of almost 2,000 GM and Chrysler stores, as well as the wind down of Pontiac, Saturn and Hummer, numerous vacant dealerships are on the market. Given the slow recovery forecasted for automotive dealers in 2010 and beyond, these properties have become more difficult to sell on a timely basis. These challenging conditions accelerated midway through 2009 during the bankruptcy filings of GM and Chrysler. In addition, available commercial credit became tighter in 2009.

Therefore, by the middle of the fourth quarter of 2009, we began to consider a significant increase in the expected time required to sell these properties, and realized it could take a prolonged period for market demand to return to a point of converting these locations to operational automotive retail outlets. After considering these facts, we reclassified seven properties where operations had ceased to held and used in the fourth quarter of 2009, as we did not believe all the criteria for a classification as held for sale were met.

In connection with the reclassification, we valued the assets of the 10 operating stores and seven properties at the lower of (i) carrying amount before classification as held for sale, adjusted for any depreciation or amortization expense that would have been recognized had the store been continuously classified as held and used; and (ii) fair value at the date of reclassification. As a result, in the fourth quarter, we recorded impairment charges totaling $2.9 million related to certain real estate holdings. Where fair value exceeded adjusted carrying amount, we recorded depreciation expense of $2.2 million. We also reversed certain costs to sell that had been recorded in prior periods totaling $2.3 million.

As of December 31, 2009 and 2008, we had 2 stores and 18 stores, respectively, classified as held for sale. Assets held for sale included the following (in thousands):

December 31,	2009	2008
Inventories	$8,098	$65,584
Property, plant and equipment	3,572	93,871
Intangible assets	23	1,968

	$11,693	$161,423

Liabilities related to assets held for sale included the following (in thousands):

December 31,	2009	2008
Floorplan notes payable	$2,888	$56,358
Real estate debt	2,162	51,814

	$5,050	$108,172

Assets and liabilities held for sale are valued at the lower of cost or fair value less costs to sell. Estimates of fair value are based on the proceeds we expect to realize on the sale of the disposal groups. Inventory losses primarily related to prior model year new vehicles that had carrying values in excess of estimated proceeds to be generated through wholesale distribution.

Impairments previously reported as a component of discontinued operations for 2009, 2008 and 2007 of $7.0 million, $41.6 million and $1.2 million, respectively, have been reclassified to continuing operations. These impairment charges related to intangible assets, long-lived assets and estimated costs to sell as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Intangible assets	$250	$30,316	$1,190
Long-lived assets	9,054	8,810	—
Estimated costs to sell	(2,328)	2,470	25

	$6,976	$41,596	$1,215

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2009	2008	2007
Revenue	$127,995	$509,533	$746,754

Income (loss) from discontinued operations	$(5,309)	$(10,762)	$5,705
Net gain (loss) on disposal activities	9,870	(30,297)	(4,708)

	4,561	(41,059)	997
Income tax benefit (expense)	(1,474)	14,980	(1,218)

Income (loss) from discontinued operations, net of income taxes	$3,087	$(26,079)	$(221)

Goodwill and other intangible assets disposed of	$1,037	$19,117	$8,722

Cash generated from disposal activities	$27,697	$44,085	$16,495

The gain (loss) on disposal activities included the following impairment charges (in thousands):

Year Ended December 31,	2009	2008	2007
Goodwill and other intangible assets	$12,146	$(12,610)	$(4,362)
Property, plant and equipment	(2,012)	(14,389)	(211)
Inventory	1,212	(2,435)	(126)
Other	(1,476)	(863)	(9)

	$9,870	$(30,297)	$(4,708)

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

(16) Recent Accounting Pronouncements

U.S. generally accepted accounting standards will require new disclosures about recurring or nonrecurring fair value measurements including significant transfers into or out of Level 1 and Level 2 fair value classifications. It also will require information on purchases, sales, issuances and settlements on a gross basis in the reconciliation of Level 3 fair value assets and liabilities. These disclosures are required for fiscal years beginning on or after December 15, 2009. This will also clarify existing fair value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques, which are required to be implemented in fiscal years beginning on or after December 15, 2010. Since the requirements only relate to disclosure, the adoption of the guidance will not have any effect on our financial position, results of operations or cash flows.

(17) Purchase Option

On December 31, 2009, we entered into an option agreement with our Vice Chairman, Dick Heimann, who is a related party. Under the terms of the option agreement, Mr. Heimann may purchase our Volkswagen and Nissan franchises in Medford, Oregon, and acquire their operations, including inventories and equipment, at valuations set forth in our standard form of agreement, which we believe approximate fair value at the time of exercise. Any purchased real estate will be priced at the then fair market value. Existing leases, if any, will be assumed at the time of exercise of the option. The purchase price for the intangible assets (manufacturers’ franchise rights) is set at zero in the agreement. The option can be exercised by Mr. Heimann at any time prior to December 31, 2012. No consideration was received in exchange for this option.

Based on the current performance of the franchises, as well as valuation inputs from independent third parties, we determined that the option has insignificant value at inception. We will continue to assess the value of the option prospectively over the term of the option, and, to the extent that its value increases, we will record an expense and an associated liability in that period.

(18) Subsequent Events

In January 2010, we executed the eighth amendment to our Credit Facility, which increased the amount allowable for letters of credit to $2.0 million. In February 2010, we executed the ninth amendment to our Credit Facility, which altered the definition of vehicle equity in the agreement to allow more vehicles to be included in the borrowing base calculation.