Form 10-Q
period 2010-03-31
LITHIA MOTORS INC
filed 2010-04-30
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	22,214,702
Class B common stock without par value	3,762,231
(Class)	(Outstanding at April 30, 2010)

LITHIA MOTORS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$11,421	$12,776
Contracts in transit	26,046	21,940
Trade receivables, net of allowance for doubtful accounts of $235 and $218	34,635	30,157
Inventories, net	360,025	328,726
Vehicles leased to others, current portion	7,638	7,384
Prepaid expenses and other	2,667	5,387
Assets held for sale	2,202	11,693

Total Current Assets	444,634	418,063

Land and buildings, net of accumulated depreciation of $27,334 and $25,495	323,194	326,625
Equipment and other, net of accumulated depreciation of $60,729 and $57,979	56,975	59,429
Other intangible assets, net of accumulated amortization of $100 and $93	42,639	42,496
Other non-current assets	8,584	7,752
Deferred income taxes	45,474	40,735

Total Assets	$921,500	$895,100

Liabilities and Stockholders' Equity
Current Liabilities:
Floorplan notes payable	$71,839	$68,907
Floorplan notes payable: non-trade	165,084	141,581
Current maturities of line of credit	—	24,000
Current maturities of other long-term debt	23,837	14,303
Trade payables	26,345	18,782
Accrued liabilities	55,032	47,518
Deferred income taxes	546	1,036
Liabilities related to assets held for sale	2,140	5,050

Total Current Liabilities	344,823	321,177

Real estate debt, less current maturities	231,285	230,265
Other long-term debt, less current maturities	2,763	2,800
Deferred revenue	19,067	17,981
Other long-term liabilities	15,084	15,839

Total Liabilities	613,022	588,062

Stockholders' Equity:
Preferred stock—no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock—no par value; authorized 100,000 shares; issued and outstanding 22,111 and 22,036	282,077	280,880
Class B common stock—no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	9,955	10,501
Accumulated other comprehensive loss	(4,328)	(3,850)
Retained earnings	20,306	19,039

Total Stockholders' Equity	308,478	307,038

Total Liabilities and Stockholders' Equity	$921,500	$895,100

The accompanying notes are in integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended March 31,
	2010	2009
Revenues:
New vehicle sales	$217,447	$194,318
Used vehicle sales	160,688	126,230
Finance and insurance	14,740	13,646
Service, body and parts	69,696	73,878
Fleet and other	806	573

Total revenues	463,377	408,645

Cost of sales:
New vehicle sales	198,913	177,470
Used vehicle sales	141,615	112,190
Service, body and parts	35,784	38,809
Fleet and other	451	214

Total cost of sales	376,763	328,683

Gross profit	86,614	79,962
Asset impairment charges	1,491	1,653
Selling, general and administrative	71,881	69,832
Depreciation—buildings	1,581	1,228
Depreciation and amortization—other	3,170	2,886

Operating income	8,491	4,363

Other income (expense):
Floorplan interest expense	(2,783)	(2,929)
Other interest expense	(3,588)	(3,987)
Other income, net	66	1,165

Total other expense	(6,305)	(5,751)

Income (loss) from continuing operations before income taxes	2,186	(1,388)
Income tax (expense) benefit	(844)	615

Income (loss) from continuing operations, net of tax	1,342	(773)
Income (loss) from discontinued operations, net of tax	(75)	2,102

Net income	$1,267	$1,329

Basic income (loss) per share from continuing operations	$0.05	$(0.04)
Basic income (loss) per share from discontinued operations	(0.00)	0.10

Basic net income per share	$0.05	$0.06

Shares used in basic per share calculations	25,895	20,750

Diluted income (loss) per share from continuing operations	$0.05	$(0.04)
Diluted income (loss) per share from discontinued operations	(0.00)	0.10

Diluted net income per share	$0.05	$0.06

Shares used in diluted per share calculations	26,019	20,750

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$1,267	$1,329
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairments	1,491	1,653
Depreciation and amortization	4,751	4,114
Depreciation and amortization within discontinued operations	2	214
Amortization of debt discount	—	48
Stock-based compensation	441	564
Gain on early extinguishment of debt	—	(1,086)
(Gain) loss on disposal of other assets	(300)	(747)
(Gain) loss from disposal activities within discontinued operations	17	(5,853)
Deferred income taxes	(5,264)	1,225
Excess tax deficits from share-based payment arrangements	329	77
(Increase) decrease, net of effect of divestitures:
Trade receivables, net	(4,478)	5,374
Contracts in transit	(4,106)	4,210
Inventories	(24,330)	33,017
Vehicles leased to others	(569)	448
Prepaid expenses and other	2,332	17,916
Other non-current assets	(832)	434
Increase (decrease), net of effect of divestitures:
Floorplan notes payable	4,163	(60,504)
Trade payables	7,563	607
Accrued liabilities	7,234	788
Other long-term liabilities and deferred revenue	(160)	11,898

Net cash provided by (used in) operating activities	(10,449)	15,726

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(583)	(1,914)
Financeable	(206)	(7,131)
Proceeds from sale of other assets	2,144	5,551
Proceeds from sale of stores	421	11,642

Net cash provided by investing activities	1,776	8,148

Cash flows from financing activities:
Borrowings (repayments) under floorplan notes payable: non-trade	20,615	(16,111)
Borrowings on lines of credit	—	15,000
Repayments on lines of credit	(24,000)	(26,000)
Principal payments on long-term debt, scheduled	(2,038)	(2,794)
Principal payments on long-term debt and capital leases, other	(13,361)	(19,476)
Proceeds from issuance of long-term debt	25,893	23,216
Proceeds from issuance of common stock	554	599
Repurchase of common stock	(16)	(1)
Excess tax deficits from share-based payment arrangements	(329)	(77)

Net cash provided by (used in) financing activities	7,318	(25,644)

Decrease in cash and cash equivalents	(1,355)	(1,770)

Cash and cash equivalents:
Beginning of period	12,776	10,874

End of period	$11,421	$9,104

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$(6,392)	$(8,789)
Cash refunded during the period for income taxes, net	1,180	17,891
Supplemental schedule of non-cash investing and financing activities:
Floorplan debt paid in connection with store disposals	$—	$13,061

The accompanying notes are in integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed consolidated financial statements contain unaudited information as of March 31, 2010 and for the three-month periods ended March 31, 2010 and 2009. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our 2009 audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2009 is derived from our 2009 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Concentrations of Risk and Uncertainties Regarding Manufacturers

We purchase substantially all of our new vehicles and inventory from various manufacturers at the prevailing prices charged by auto makers to all franchised dealers. Our overall sales could be impacted by the auto manufacturers’ inability or unwillingness to supply the dealerships with an adequate supply of popular models.

We enter into agreements (“Franchise Agreements”) with the manufacturers. Each Franchise Agreement generally limits the location of the dealership and provides the auto manufacturer approval rights over changes in dealership management and ownership. The auto manufacturers are also entitled to terminate the Franchise Agreements if the dealerships are in material breach of the terms. Our ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional dealerships.

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles and related financing. Our Chrysler, General Motors (“GM”) and Ford (collectively, the “Domestic Manufacturers”) stores represented approximately 28%, 18% and 6% of our new vehicle sales for the first three months of 2010, respectively, and approximately 31%, 17% and 5% for all of 2009, respectively.

We receive incentives and rebates from our manufacturers, including cash allowances, financing programs, discounts, holdbacks and other incentives. These incentives are recorded as receivables on our balance sheet until payment is received. Our financial condition could be materially adversely impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives and rebates at substantially similar terms, or to pay our outstanding receivables. Total receivables from Domestic Manufacturers were $9.0 million and $7.2 million as of March 31, 2010 and December 31, 2009, respectively.

We currently have relationships with a number of manufacturers or their affiliated finance companies, including GMAC LLC, Daimler Financial, Toyota Financial Services, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC. These companies provide new vehicle floorplan financing for their respective brands. GMAC LLC serves as the primary lenders for all other brands. At March 31, 2010,

GMAC was the floorplan provider on approximately 68.9% of the floorplan notes payable outstanding. Certain of these companies have incurred significant losses and are operating under financial constraints. Other companies may incur losses in the future or undergo funding limitations. As a result, credit that has typically been extended to us by the companies may be modified with terms unacceptable to us or revoked entirely. If these events were to occur, we may not be able to pay our floorplan debts or borrow sufficient funds to refinance the vehicles. Even if new financing were available, it may not be on terms acceptable to us.

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

In connection with its reorganization, the Chrysler entity emerging from bankruptcy protection (“New Chrysler”) assumed most Dealer Sales and Service (franchise) Agreements but elected to reject certain franchise agreements to reduce its dealer count. Two of our Chrysler stores (Omaha, NE Chrysler Jeep Dodge and Colorado Springs, CO Chrysler Jeep) were not assumed and those dealerships have ceased operations. Five of our existing Dodge dealerships were awarded additional franchises to sell either the Chrysler or Jeep brands, or both.

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

Federal legislation was passed in December 2009 which provides terminated Chrysler dealers and GM dealers who have closed or have signed wind-down letters, the opportunity to pursue reinstatements through an arbitration proceeding. The legislation provides that the arbitrator, under the auspices of the American Arbitration Association, shall balance the economic interest of the covered dealership, the economic interest of the manufacturer and the economic interest of the public at large and shall decide, based upon that balancing, whether or not the covered dealership should be reinstated in the dealer network.

We filed notice of arbitration with respect to our previous Colorado Springs, CO Chrysler Jeep store; however, we withdrew the notice in the first quarter of 2010. We also filed notice of arbitration with respect to three GM stores. We continue to negotiate with GM for the full reinstatement of these stores.

As a result of this legislation, it is possible that we could lose the recently awarded additional brands at the five Chrysler stores or have competing points reinstated in these markets. Further, such reinstatements could add additional costs and burdens on the reorganized manufacturers, reducing their competitiveness. We are unable to predict the ultimate financial impact on our business, if any.

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

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Inventories consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
New and program vehicles	$264,259	$238,814
Used vehicles	75,157	70,819
Parts and accessories	20,609	19,093

	$360,025	$328,726

Note 3. Credit Facility Amendment

In January 2010, we executed the eighth amendment to our Credit Facility, which increased the amount allowable for letters of credit to $2.0 million. In February 2010, we executed the ninth amendment to our Credit Facility, which altered the definition of vehicle equity in the agreement to allow more vehicles to be included in the borrowing base calculation.

We had $0 and $24.0 million outstanding on our Credit Facility as of March 31, 2010 and December 31, 2009, respectively. The Credit Facility matures in October 2010.

Note 4. Contingencies

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

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against Lithia (Dunham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney’s fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs’ request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. We have filed a motion requesting reconsideration of this class certification, but the arbitrator died before issuing his opinion. The reconsideration sought a ruling whether these employees or some of these employees are exempt from the applicable state law that provides for the payment of overtime under certain circumstances. The replacement arbitrator has now been appointed and recently ruled to remove all service and parts managers from the case. A class action opt-out notice was mailed to the service and parts employees in October 2009. No arbitration date has been set.

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

Note 5. Comprehensive Income

Comprehensive income for the three-month periods ended March 31, 2010 and 2009 included the change in the fair value of cash flow hedging instruments that are reflected in stockholders’ equity, net of tax, instead of net income . The following table sets forth the calculation of comprehensive income (in thousands):

	Three Months Ended March 31,
	2010	2009
Net income	$1,267	$1,329
Cash flow hedges:
Derivative gain (loss), net of tax effect of $294 and $(483), respectively	(478)	831

Comprehensive income	$789	$2,160

Note 6. 2003 Stock Incentive Plan

At our 2010 Annual Meeting of Shareholders in April 2010, our shareholders amended and restated the 2003 Stock Incentive Plan (the “2003 Plan”), increasing the number of shares issuable by 600,000 shares to 2,800,000 shares.

Note 7. Reclassifications

The results of operations of stores classified as discontinued operations have been presented on a comparable basis for all periods presented in the accompanying consolidated statements of operations. See also Note 13.

Note 8. Earnings (Loss) Per Share

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

Following is a reconciliation of the income (loss) from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the three months ended March 31, 2010 and 2009 (in thousands, except per share amounts):

Three Months Ended March 31,	2010		2009
Basic EPS	Class A	Class B	Class A	Class B
Numerator:
Income (loss) from continuing operations applicable to common stockholders	$1,147	$195	$(633)	$(140)
Distributed income applicable to common stockholders	—	—	—	—

Basic undistributed (loss) income from continuing operations applicable to common stockholders	$1,147	$195	$(633)	$(140)

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,133	3,762	16,988	3,762

Basic distributed income per share applicable to common stockholders	$—	$—	$—	$—
Basic undistributed income (loss) per share applicable to common stockholders	0.05	0.05	(0.04)	(0.04)

Basic income (loss) per share applicable to common stockholders	$0.05	0.05	$(0.04)	$(0.04)

Three Months Ended March 31,	2010		2009
Diluted EPS	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$—	$—	$—	$—
Reallocation of distributed income as a result of conversion of dilutive stock options	—	—	—	—
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	—	—	—	—

Diluted distributed income applicable to common stockholders	$—	$—	$—	$—

Undistributed income (loss) from continuing operations applicable to common stockholders	$1,147	$195	$(633)	$(140)
Reallocation of undistributed income as a result of conversion of dilutive stock options	1	(1)	—	—
Reallocation of undistributed income (loss) due to conversion of Class B to Class A	194	—	(140)	—

Diluted undistributed income (loss) from continuing operations applicable to common stockholders	$1,342	$194	$(773)	$(140)

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,133	3,762	16,988	3,762
Weighted average number of shares from stock options	124	—	—	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted income per share	26,019	3,762	20,750	3,762

Diluted distributed income per share applicable to common stockholders	$—	$—	$—	$—
Diluted undistributed income (loss) per share applicable to common stockholders	0.05	0.05	(0.04)	(0.04)

Diluted income (loss) per share available to common stockholders	$0.05	$0.05	$(0.04)	$(0.04)

Three Months Ended March 31,	2010		2009
Diluted EPS	Class A	Class B	Class A	Class B

Antidilutive Securities
2 7/8% convertible senior subordinated notes	—	—	1,177	—
Shares issuable pursuant to stock options not included since they were antidilutive	734	—	1,858	—

Note 9. Asset Impairment Charges

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

In the first quarter of 2010, due to changes in specific facts and circumstances on three properties held for future development, we tested certain long-lived assets for recoverability. As a result of the test, we recorded an impairment of $1.5 million as a component of asset impairment charges on our Consolidated Statements of Operations mainly related to a property for which a preliminary agreement to sell was entered into in March 2010. See also Note 12.

Note 10. Stock-Based Compensation

In the first quarter of 2010, we issued restricted stock units covering 309,000 shares of our Class A common stock to certain employees. The restricted stock units are not participating and fully vest on the fourth anniversary of the grant date. Total estimated compensation expense to be recognized over the vesting period related to these stock-based awards, calculated using a fair value methodology, is $1.5 million, of which approximately $0.3 million will be recognized in 2010.

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

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value of these interest rate swaps in other comprehensive income rather than net income until the underlying hedged transaction affects net income. If a swap is no longer accounted for as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive income is recognized in income as the forecasted transaction occurs. If the forecasted transaction is not probable of occurring, the gain or loss recorded in accumulated other comprehensive income is recognized in income immediately.

At March 31, 2010 and December 31, 2009, the net fair value of all of our agreements totaled a loss of $7.7 million and $6.9 million, respectively, which was recorded on our balance sheet as a component of accrued liabilities and other long-term liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months was $2.8 million at March 31, 2010.

As of March 31, 2010, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•	effective June 16, 2006 – a ten year, $25 million interest rate swap at a fixed rate of 5.587% per annum, variable rate adjusted on the 1st and 16th of each month;

•	effective January 26, 2008 – a five year, $25 million interest rate swap at a fixed rate of 4.495% per annum, variable rate adjusted on the 26th of each month;

•	effective May 1, 2008 – a five year, $25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1 st and 16th of each month; and

•	effective May 1, 2008 – a five year, $25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1 st and 16th of each month.

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at March 31, 2010 was 0.2486% per annum as reported in the Wall Street Journal.

The fair value of our derivative instruments was included in our balance sheet as follows:

Balance Sheet Information

(in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	Location in Balance Sheet	March 31, 2010	Location in Balance Sheet	March 31, 2010
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$2,020
	Other non-current assets	—	Other long-term liabilities	5,703

		$—		$7,723

Balance Sheet Information
(in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	Location in Balance Sheet	December 31, 2009	Location in Balance Sheet	December 31, 2009
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$1,668
	Other non-current assets	—	Other long-term liabilities	5,212

		$—		$6,880

The effect of derivative instruments on our Consolidated Statements of Operations for the three-month periods ended March 31, 2010 and 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended March 31, 2010
Interest Rate Swap Contracts	$(1,534)	Floorplan Interest expense	$(762)	Floorplan Interest expense	$(318)

Three Months Ended March 31, 2009
Interest Rate Swap Contracts	$374	Floorplan Interest expense	$(940)	Floorplan Interest expense	$(61)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative		Amount of Gain/(Loss) Recognized in Income on Derivative
Three Months Ended March 31, 2010
Interest Rate Swap Contracts	Floorplan interest expense		$—
Three Months Ended March 31, 2009
Interest Rate Swap Contracts	Floorplan interest expense		$(6)

See also Notes 5 and 12.

Note 12. Fair Value Measurements

Effective January 1, 2010, we adopted the amended provisions of fair value measurements and disclosures. The amendment requires new disclosures about recurring and non-recurring fair value measurements, including transfers into and out of Level 1 and Level 2 fair value measurement categories. The amendment also clarifies existing fair value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. In the initial adoption period, disclosures for previous comparative periods are not required.

Additionally, information about purchases, sales, issuances and settlements on a gross basis will be required for Level 3 fair value measurements in interim and year-end periods ending after December 15, 2010. Since this information pertains only to disclosures, we do not believe this requirement will have any impact on our financial position or results of operations.

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

We use the income approach to determine the fair value of our interest rate swaps using observable Level 2 market expectations at measurement date and an “income” approach to convert estimated future cash flows to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for very short term, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity are used to predict future reset rates to discount those future cash flows to present value at measurement date. Inputs are collected from Bloomberg on the last market day of the period. The same rates are used to determine the rate used to discount the future cash flows. The valuation of the interest rate swaps also takes into consideration our own, as well as the counterparty’s, risk of non-performance under the contract. See also Note 11.

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

In the first quarter of 2010, long-lived assets including real estate property and equipment previously classified as held for sale were reclassified to held and used at the lower of their depreciated carrying value, assuming depreciation had not ceased while classified in held for sale, or their current fair value. Additionally, other real estate property held for future development was determined to require evaluation for potential impairment during the first quarter of 2010. Based on this evaluation, certain long-lived assets were measured at their fair value. We estimate the fair value of long-lived assets based on a “market” valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets or liabilities, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers’ and brokers’ valuations are typically developed using one or more valuation techniques including market, income and replacement cost approaches. As these valuations contain unobservable inputs, we classified the long-lived assets as Level 3.

There were no changes to our valuation techniques during the three month period ended March 31, 2010.

The following table summarizes our non-financial assets and liabilities measured at fair value at March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010
	Fair Value	Input Level
Assets held for sale	$2,202	Level 3
Liabilities related to assets held for sale	2,140	Level 3
Long-lived assets	12,446	Level 3

	December 31, 2009
	Fair Value	Input Level
Assets held for sale	$11,693	Level 3
Liabilities related to assets held for sale	5,050	Level 3
Franchise value	1,691	Level 3
Long-lived assets	52,419	Level 3

The following tables summarize valuation adjustments recorded in our Consolidated Statement of Operations on non-financial assets measured and recorded at fair value on a non-recurring basis for the three-month periods ended March 31, 2010 and 2009 (in thousands):

Three Months Ended	Fair Value Measurement Using			Gain/(Loss)
March 31, 2010	Level 1	Level 2	Level 3
Long-lived assets held and used
Building and improvements	$—	—	9,157	$(1,018)
Land	—	—	3,289	(473)

Three Months Ended	Fair Value Measurement Using			Gain/(Loss)
March 31, 2009	Level 1	Level 2	Level 3
Long-lived assets held and used	$—	—	440	$(303)
Assets held for sale	$—	—	139,603	$(1,485)

Valuation adjustments recorded in the three months ended March 31, 2009, for assets held for sale of $1.4 million and $0.1 million were included as a component of asset impairment charges and income (loss) from discontinued operations, net of tax, respectively, in our Consolidated Statements of Operations. See also Note 13.

We had $155.0 million and $162.4 million of long-term fixed interest rate debt outstanding as of March 31, 2010 and December 31, 2009, respectively. As of March 31, 2010, this debt had maturity dates between January 2011 and October 2029. We calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration, the fixed cash flows are discounted and summed to compute the fair value of the debt. Based on this analysis, we have determined that the fair value of this long-term fixed interest rate debt was approximately $162.2 million and $166.8 million at March 31, 2010 and December 31, 2009, respectively. We believe the carrying value of our variable rate debt approximates fair value.

Note 13. Discontinued Operations

We perform an internal evaluation of our store performance, on a store-by-store basis, in the last month of each quarter. If a store does not meet certain return on investment criteria established by our management team, the location is included on a “watch list” and is considered for potential disposition. Factors we consider in reaching the conclusion to dispose of a store include: (i) actual operating results of the store over a predetermined period of time subsequent to placing the store on the “watch list,” including prospects for improved financial performance; (ii) extent of capital improvements and commitments thereto necessary to optimize operational efficiencies and marketability of the associated franchise; (iii) outlook as to the economic prospects for the local market and viability of the franchise within that market; and (iv) geographic location and franchise mix of our portfolio.

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

At December 31, 2009, two operating stores were classified as held for sale. Both were under contract to sell, and, based on our evaluation, we believe the locations met the criteria to be classified as held for sale at that time. Based on subsequent negotiations with the buyer in the first quarter of 2010, management concluded that it was no longer probable that the sale of these stores would be effected, resulting in the determination that these two operating stores no longer met all of the criteria for classification as held for sale at March 31, 2010. Therefore, in the first quarter of 2010, assets and related liabilities associated with two stores were reclassified from assets held for sale to held and used. Their associated results of operations were retrospectively reclassified from discontinued operations to continuing operations for all periods presented.

As of March 31, 2010 and December 31, 2009, we had no stores and three properties and two stores and three properties, respectively, classified as held for sale. Assets held for sale included the following (in thousands):

	March 31, 2010	December 31, 2009
Inventories	$—	$8,098
Property, plant and equipment	2,202	3,572
Intangible assets	—	23

	$2,202	$11,693

Liabilities related to assets held for sale included the following (in thousands):

	March 31, 2010	December 31, 2009
Floorplan notes payable	$—	$2,888
Real estate debt	2,140	2,162

	$2,140	$5,050

Assets and liabilities held for sale are valued at the lower of cost or fair value less costs to sell. Estimates of fair value are based on the proceeds we expect to realize on the sale of the disposal groups.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenue	$—	$44,641

Pre-tax loss from discontinued operations	$(105)	$(2,247)
Gain (loss) on disposal activities	(17)	5,853

	(122)	3,606
Income tax (expense) benefit	47	(1,504)

Gain (loss) from discontinued operations, net of tax	$(75)	$2,102

Amount of goodwill and other intangible assets disposed of	$—	$1,037

Cash generated from disposal activities	$421	$11,642

The gain (loss) on disposal activities included the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Goodwill and other intangible assets	$—	$7,401
Property, plant and equipment	(11)	(2,398)
Inventory	—	917
Other	(6)	(67)

	$(17)	$5,853

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

Note 14. Self-insured Medical Plan Coverage

In the first quarter of 2010, we modified our employee medical insurance plan coverage. Effective with the plan year starting January 1, 2010, we changed employee coverage from a fully insured plan to a self-insured plan, except for a population of employees in select California dealerships that remains on a fully insured plan. We carry specific stop-loss coverage insurance in the event a large claim is made under the plan. We estimate the cost to provide medical benefits for existing claims, including claims incurred but not reported, based primarily on an analysis of our historical claims experience, the design of the plan and expectations of medical cost growth factors. We monitor actual claims activity and related costs on a regular basis and evaluate their impact on our assumptions. Any changes to assumptions, including actual claims experience and medical cost factors, may result in the recognition of additional charges, which could have a material adverse impact on our financial position and results of operations.

At March 31, 2010, the self-insured medical plan reserve, net of payments made in the period, totaled $1.7 million, and was included in accrued liabilities on our Consolidated Balance Sheets.

Note 15. Subsequent Event

On April 29, 2010, we announced that our Board of Directors approved a dividend of $0.05 per share on our Class A and Class B common stock for the first quarter of 2010. The dividend will total approximately $1.3 million and will be paid on May 28, 2010 to shareholders of record on May 14, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

Some of the statements under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward-looking statements. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Part II—Other Information, Item 1A. in this Form 10-Q.

While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of April 30, 2010, we offered 26 brands of new vehicles and all brands of used vehicles in 84 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks, replacement parts, provide vehicle maintenance, warranty, paint and repair services and arrange related financing, service contracts, protection products and credit insurance.

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

Results of Continuing Operations

The results of operations of stores classified as discontinued operations have been presented on a comparable basis for all periods presented in the accompanying consolidated statements of operations. The following tables set forth the changes in our operating results from continuing operations in the three-month period ended March 31, 2010 compared to the three-month period ended March 31, 2009:

(Dollars in thousands)	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Revenues:
New vehicle	$217,447	$194,318	$23,129	11.9%
Used vehicle retail	136,938	109,602	27,336	24.9
Used vehicle wholesale	23,750	16,628	7,122	42.8
Finance and insurance	14,740	13,646	1,094	8.0
Service, body and parts	69,696	73,878	(4,182)	(5.7)
Fleet and other	806	573	233	40.7

Total revenues	463,377	408,645	54,732	13.4
Cost of sales:
New vehicle	198,913	177,470	21,443	12.1
Used vehicle retail	118,236	95,915	22,321	23.3
Used vehicle wholesale	23,379	16,275	7,104	43.6
Service, body and parts	35,784	38,809	(3,025)	(7.8)
Fleet and other	451	214	237	110.7

Total cost of sales	376,763	328,683	48,080	14.6

Gross profit	86,614	79,962	6,652	8.3
Asset impairment charges	1,491	1,653	(162)	(9.8)
Selling, general and administrative	71,881	69,832	2,049	2.9
Depreciation and amortization	4,751	4,114	637	15.5

Operating income	8,491	4,363	4,128	94.6
Floorplan interest expense	(2,783)	(2,929)	(146)	(5.0)
Other interest expense	(3,588)	(3,987)	(399)	(10.0)
Other income, net	66	1,165	(1,099)	(94.3)

Income (loss) from continuing operations before taxes	2,186	(1,388)	3,574	(257.5)
Income tax expense (benefit)	844	(615)	1,459	(237.2)

Income (loss) from continuing operations	$1,342	$(773)	$2,115	(273.6)

Certain key performance metrics used to manage our business were as follows for the three month periods ended March 31, 2010 and 2009:

Three Months Ended March 31, 2010	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	46.9%	8.5%	21.4%
Used vehicle, retail	29.6	13.7	21.6
Used vehicle, wholesale	5.1	1.6	0.4
Finance and insurance(1)	3.2	100.0	17.0
Service, body and parts	15.0	48.7	39.2
Fleet and other	0.2	44.0	0.4

Three Months Ended March 31, 2009	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	47.6%	8.7%	21.1%
Used vehicle, retail	26.8	12.5	17.1
Used vehicle, wholesale	4.1	2.1	0.4
Finance and insurance(1)	3.3	100.0	17.1
Service, body and parts	18.1	47.5	43.9
Fleet and other	0.1	62.7	0.4

(1)	Commissions reported net of anticipated cancellations.

	Three Months Ended March 31,
	2010	2009
Total gross margin	18.7%	19.6%
Selling, general and administrative expenses as a % of gross profit	83.0	87.3
Operating margin	1.8	1.1
Pre-tax margin	0.5	(0.3)

Same-store sales percentage increases (decreases) were as follows:

Three months ended March 31, 2010 vs. three months ended March 31, 2009
New vehicle retail, excluding fleet	11.5%
Used vehicle retail	22.4
Used vehicle wholesale	41.9
Total vehicle sales, excluding fleet	16.8
Finance and insurance	(0.4)
Service, body and parts	(6.0)
Total sales, excluding fleet	12.1

Same-store sales are calculated for stores that were in operation as of March 31, 2010, and only including the months of operations for both comparable periods. For example, a store acquired in June 2008 would be included in same store operating data beginning in July 2009, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the periods of July through December of both comparable years.

Floorplan assistance is provided by manufacturers to specifically support store financing of new vehicle inventory. Under U.S. generally accepted accounting principles, floorplan assistance is recorded as a component of new vehicle gross profit when the specific vehicle is sold. However, as manufacturers provide this assistance to offset inventory carrying costs, we believe a comparison of floorplan interest expense to floorplan assistance can be used to evaluate the efficiency of our new vehicle sales relative to stocking levels. The following table details the carrying costs for new vehicles and includes new and program vehicle floorplan interest net of floorplan assistance earned (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Floorplan interest expense (new vehicles)	$2,783	$2,929	$(146)	(5.0)%
Floorplan assistance (included in cost of sales)	(2,153)	(2,156)	(3)	(0.0)

Net new vehicle carrying costs	$630	$773	$(143)	18.5%

Results of Operations

For the three months ended March 31, 2010, we realized a reported net income of $1.3 million, or $0.05 per diluted share. For the three months ended March 31, 2009, we realized a reported net income of $1.3 million, or $0.06 per diluted share.

Pro Forma Reconciliations

Due to the non-cash charges related to asset impairments, reserve adjustments, disposal gains and gains on extinguishment of debt, we are providing our results of operations excluding these items. We believe that each of the non-GAAP financial measures provided improves the transparency of our disclosure, by presenting our results that exclude the impact of certain items that affect their period-to-period comparability.

The following table reconciles certain reported GAAP income (loss) amounts per the Statements of Operations to the comparable non-GAAP income (loss) amounts:

	Three Months Ended March 31,
	Income (loss) (In thousands)		Diluted income (loss) per share
	2010	2009	2010	2009
Continuing Operations
As reported	$1,342	$(773)	$0.05	$(0.04)
Asset impairments and disposal gains, net	731	1,147	0.03	0.06
Reserve adjustments	160	—	0.01	—
Gain on extinguishment of debt	—	(607)	—	(0.03)

Adjusted	$2,233	$(233)	$0.09	$(0.01)

Discontinued Operations
As reported	$(75)	$2,102	$—	$0.10
Impairments and disposal (gain) loss, net	10	(3,469)	—	(0.17)

Adjusted	$(65)	$(1,367)	$—	$(0.07)

Consolidated Operations
As reported	$1,267	$1,329	$0.05	$0.06

Adjusted	$2,168	$(1,600)	$0.09	$(0.08)

New Vehicle Revenues

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Revenue (In thousands)	$217,447	$194,318	$23,129	11.9%
Retail units sold	6,946	6,460	486	7.5
Average selling price per retail unit	$31,305	$30,080	$1,225	4.1

New vehicle sales have been at historic lows over the past two years, driven by weak consumer confidence and a lack of available credit. The first quarter of 2010 saw the first incremental improvement over the anemic sales levels experienced in recent years. We believe that the new vehicle market has stabilized and there are some indications that it may improve throughout 2010. Despite these positive trends, Chrysler experienced declining national market share, from approximately 11.2% in the first quarter of 2009 to 9.2% in the first quarter of 2010.

Used Vehicle Revenues

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Retail revenue (In thousands)	$136,938	$109,602	$27,336	24.9%
Retail units sold	8,281	7,156	1,125	15.7
Average selling price per retail unit	$16,536	$15,316	$1,220	8.0
Wholesale revenue (In thousands)	$23,750	$16,628	$7,122	42.8
Wholesale units sold	3,320	3,196	124	3.9
Average selling price per wholesale unit	$7,154	$5,203	$1,951	37.5

Used vehicle retail unit sales have increased as consumers opt to purchase used vehicles instead of new vehicles, and as we increase the number of lower-price, higher-margin older used cars we sell. In the first quarter of 2010, we believe average selling price per retail unit increased primarily as a result of a stronger used vehicle market due to supply constraints, and due to a recent shift to selling higher-dollar, late model used vehicles to offset new vehicle inventory shortages experienced in late 2009. We have focused our store personnel on maximizing retail used vehicle sales and reducing the number of used vehicles we wholesale after acquiring via trade-in. As a result of the shift in mix to more used vehicles and fewer new vehicles sold, our used retail to new vehicle sales ratio has improved from 1.1:1 in the first quarter of 2009 to 1.2:1 in the first quarter of 2010.

Finance and Insurance

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Revenue (In thousands)	$14,740	$13,646	$1,094	8.0%
Revenue per retail unit	$968	$1,002	$(34)	(3.4)

The increase in finance and insurance sales were primarily due to more vehicles sold in the first quarter of 2010 compared to the first quarter of 2009. Penetration rates were relatively flat in the comparable periods. On a per unit basis, revenue declined primarily due to a change in mix toward lower priced contracts. Also, financing restrictions on the overall loan amount to vehicle invoice cost, which can impact the ability of customers to finance the ancillary products we offer, contributed to the decline in revenue per unit.

Additionally, during the first quarter of 2009, we discontinued the transfer of the obligation related to most of our lifetime lube, oil and filter insurance contracts to a third party. As a result, beginning March 1, 2009, we no longer recognize revenue related to earned commissions at the inception of the contract but, instead, defer the full sale price of the contract and recognize the revenue over the expected life of the contract as services are provided. This change improves our cash position as we retain 100% of the contract sales price, but defers the recognition of the revenues to later periods. Assuming we did not self-insure these contracts, our revenue per retail unit would have been higher by approximately $80 per vehicle and $30 per vehicle for the three months ended March 31, 2010 and 2009, respectively.

Penetration rates for certain products were as follows:

	Three Months Ended March 31,
	2010	2009
Finance and insurance	70%	71%
Service contracts	42	42
Lifetime oil change and filter	35	34

Service, Body and Parts Revenue

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Revenue (In thousands)	$69,696	$73,878	$(4,182)	(5.7)%

The declines in new vehicle sales in 2008 and 2009 have reduced the number of units-in-operation, particularly for the domestic automotive manufacturers. This lack of late-model vehicles in operation has put downward pressure on warranty work and the opportunity to sell ancillary services during this captive customer visit. To a lesser extent, declining consumer confidence has caused customers to defer maintenance work and routine servicing for longer periods of time.

Warranty work accounted for approximately 19% of our same-store service, body and parts sales in the first quarter of 2010 compared to 20% in the first quarter of 2009, which resulted in a 13.7% decrease in same-store warranty sales in the 2010 period compared to the 2009 period. Domestic brand warranty work decreased by 23.9%, while import/luxury warranty work increased by 1.0% in the comparable periods. The customer pay service and parts business, which represented 81% of the total service, body and parts business in the first quarter of 2010, was down 4.0% on a same-store basis compared to the first quarter of 2009.

Gross Profit

Gross profit increased $6.7 million in the three month period ended March 31, 2010 compared to the same period of 2009 due to an increase in total revenues, offset by decreases in our overall gross profit margin. Our gross profit margin by business line was as follows:

	Three Months Ended March 31,		Basis Point Change*
	2010	2009
New vehicle	8.5%	8.7%	(20	)bp
Retail used vehicle	13.7	12.5	120
Wholesale used vehicle	1.6	2.1	(50)
Finance and insurance	100.0	100.0	—
Service, body and parts	48.7	47.5	120
Overall	18.7	19.6	(90)

*	A basis point is equal to 1/100th of one percent.

During 2010, we continue to focus attention on maximizing retail profit opportunities on each transaction. We are also adjusting our used vehicle inventories to respond to shifts in consumer demand. We continue to increase sales to customers seeking lower priced vehicles, improving gross margins and resulting in fewer wholesale vehicle sales. These factors led to improved gross profit margins in our retail used vehicle business line. We had a greater proportion of higher-margin service work in the service, body and parts business, leading to an increase in margin compared to the prior year period. Overall, as retail vehicle sales increased, gross margin declined due to service, body and parts comprising a smaller percentage of total sales.

Asset Impairment Charges

We are required to test our indefinite-lived intangible assets for impairment at least annually or more frequently if conditions indicate that an impairment may have occurred. In addition, long-lived assets held and used by us and intangible assets with determinable lives are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.

We continue to market a number of properties we currently hold for future development, including vacant stores and undeveloped land. We seek the highest and best use for these assets, either through their sale to a third-party or our acquisition of a business that could operate at the location. In the first quarter of 2010, due to changes in specific facts and circumstances on three properties held for future development, we tested certain long-lived assets for recoverability. As a result of the testing, we recorded an impairment of $1.5 million as a component of income from continuing operations mainly related to a property for which a preliminary agreement to sell was entered into in March 2010.

Impairment charges recorded in the first quarter of 2009 were associated with assets previously classified as held for sale. As a result of their reclassification in the fourth quarter of 2009 and first quarter of 2010, the associated impairment charges were reclassified from discontinued operations to continuing operations as a component of asset impairment charges.

Asset impairments recorded as a component of continuing operations consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Intangible assets	$—	$250
Long-lived assets	1,491	1,657
Costs to sell	—	(254)

Total asset impairments	$1,491	$1,653

In addition, we recorded impairment charges on certain other assets of $0.4 million for the three months ended March 31, 2009, as a component of selling, general and administrative expense.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

	Three Months Ended March 31,
	2010	2009
SG&A as a % of revenue	15.5%	17.1%
SG&A as a % of gross profit	83.0	87.3

SG&A increased $2.0 million in the three-month period ended March 31, 2010 compared to same period of 2009. The decrease in SG&A as a percentage of revenue was primarily due to a higher revenue base.

The increases (decreases) in dollars spent were primarily due to the following:

Three months ended March 31, 2010 vs. three months ended March 31, 2009
Increase related to salaries, bonuses and benefits	$1.2 million
Increase related to sale of assets	0.8 million
Increase related to advertising expenses	1.3 million
Decrease related to utilities expense	(0.8) million
Decrease related to insurance expenses	(0.8) million
Increase in other general expenses	0.3 million

$2.0 million

Depreciation and Amortization

Depreciation—Buildings is comprised of depreciation expense related to buildings and significant remodels or betterments. Depreciation and Amortization—Other, is comprised of depreciation expense related to furniture, tools and equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

Depreciation and amortization increased $0.6 million in the three-month period ended March 31, 2010 compared to the same period of 2009 due primarily to newly constructed facilities depreciating in the current period compared to the prior period.

Operating Income

Operating income in the three-month period ended March 31, 2010 was 1.8% of revenue compared to 1.1% in the comparable period of 2009. This increase was mainly due to increased vehicle sales in the current period, partially offset by lower gross margins. Our improved cost structure also contributed to this increase.

Floorplan Interest Expense

Floorplan interest expense decreased $0.1 million in the three-month period ended March 31, 2010 compared to the same period of 2009. A decrease of $0.6 million resulted from decreases in the average outstanding balances of our floorplan facilities. This decrease was offset by an increase of $0.4 million from changes in the average interest rates on our floorplan facilities. Changes from interest rate swaps resulted in increases of $0.1 million in the three-month period ended March 31, 2010.

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle lines of credit. It also included interest on our senior subordinated convertible notes in the first quarter of 2009.

Other interest expense decreased $0.4 million in the three-month period ended March 31, 2010 compared to the same period of 2009, due to the repurchase of our convertible notes in 2009 and the reduction of outstanding amounts on our Credit Facility, partially offset by an increase in outstanding amounts of real estate mortgages and a reduction in capitalized interest recorded on construction projects. In the first quarter of 2010, other interest expense mainly related to mortgages. Mortgage interest expense for the three months ended March 31, 2010 and 2009 was $3.4 million and $2.7 million, respectively. Mortgage interest expense for the three months ended December 31, 2009 was $3.3 million.

For the three-month period ended March 31, 2010 and 2009, capitalized interest was $0 and $0.3 million, respectively.

Income Tax Expense

Our effective income tax rate was 38.6% in the three-month period ended March 31, 2010 compared to an effective income tax rate of 44.3% in the comparable period of 2009. For the full year 2010, we anticipate our income tax rate to be approximately 38.6%.

Liquidity and Capital Resources

Principal Needs

Our principal needs for liquidity and capital resources are for capital expenditures, working capital, dividend payments and debt repayment. Historically, we have also used capital resources to fund our acquisitions.

We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements, financing of real estate and the proceeds from public equity and private debt offerings to finance operations and expansion. In addition, during the first three months of 2010, we generated $15.1 million through the sale of assets and stores and the issuance of long-term debt, net of unscheduled long-term debt repayments.

We have a $50 million Credit Facility with U.S. Bank National Association, which expires October 28, 2010. We currently have no borrowings outstanding under this facility. We are pursuing an extension of the maturity date on the Credit Facility and believe we will be successful in this endeavor; however, we can provide no assurance that we will be able to extend or replace the Credit Facility on terms acceptable to us, or at all, prior to its maturity. At March 31, 2010, we had approximately $11.4 million in cash and cash equivalents and $32.2 million in unfinanced new vehicles that could be financed immediately for cash. These amounts of available liquidity, combined with projections for future cash flows, are expected to be sufficient to fund our future operations and capital needs in the event we are unable to extend the maturity date of our Credit Facility.

Summary of Outstanding Balances on Credit Facilities

Interest rates on all of our credit facilities, excluding the effects of our interest rate swaps, ranged from 1.8% to 5.0% at March 31, 2010. Amounts outstanding on the lines at March 31, 2010, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at March 31, 2010	Remaining Availability at March 31, 2010
New and program vehicle lines	$236,923	$—	(1)
Working capital, acquisition and used vehicle credit facility	—	47,224	(2) (3)

	$236,923	$47,224

(1)	There are no formal limits on the new and program vehicle lines with certain lenders, and we had approximately $32.2 million in unfinanced new vehicles at March 31, 2010.
(2)	Reduced by $1.4 million for outstanding letters of credit.
(3)	The amount available on the line is limited based on a borrowing base calculation and fluctuates monthly.

Working Capital, Acquisition and Used Vehicle Credit Facility

We have a $50 million Credit Facility with U.S. Bank National Association, which expires October 28, 2010. We believe the Credit Facility continues to be an attractive source of financing given the current cost and availability of credit alternatives. The interest rate on the Credit Facility is the 1-month LIBOR plus 3.25%.

Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property and other intangible personal property. Capital stock and other equity interests of our subsidiary stores and certain other subsidiaries are excluded. The lender’s security interest in new vehicle inventory is subordinated to the interests of floorplan financing lenders, including GMAC LLC, Daimler Financial, Toyota Financial Services, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC.

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

The Credit Facility stipulates the following financial covenants:

•	a minimum tangible net worth requirement of $200 million;

•	a minimum vehicle equity requirement of $45 million;

•	a fixed charge coverage ratio of 1.15:1 through June 30, 2010 and 1.20:1 for periods thereafter; and

•	a liabilities to tangible net worth ratio not to exceed 4.00:1.

As of March 31, 2010, our tangible net worth was approximately $264.5 million, our vehicle equity was $141.0 million, our fixed charge coverage ratio was 1.25:1 and our liabilities to tangible net worth was 2.32:1. Accordingly, we were in compliance with the Credit Facility financial covenants.

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

New Vehicle Flooring

GMAC LLC, Daimler Financial, Toyota Financial Services, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC provide new vehicle floorplan financing for their respective brands. GMAC LLC serves as the primary lenders for all other brands. The new vehicle lines are secured by new vehicle inventory of the stores financed by that lender.

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

	Three Months Ended March 31,
(In thousands)	2010	2009
As Reported
Cash flow from (used in) operations	$(10,449)	$15,726
Change in flooring notes payable: non-trade	20,615	(16,111)

Adjusted	$10,166	$(385)

As Reported
Cash flow from (used in) financing	$7,318	$(25,644)
Change in flooring notes payable: non-trade	(20,615)	16,111

Adjusted	$(13,297)	$(9,533)

Inventories and Flooring Notes Payable

Our days supply of new vehicles at March 31, 2010 was two days below our historical March 31 balances and eight days below our December 31, 2009 levels. The decrease compared to December 31, 2009 was a result of increased sales, as well as a more disciplined approach to stocking inventories. Our new vehicle floorplan notes payable increased to $236.9 million at March 31, 2010 from $210.5 million at December 31, 2009. New vehicles are financed at approximately 100% of invoice cost.

Our days supply of used vehicles at March 31, 2010 was seven days below our historical March 31 balances and seven days below our December 31, 2009 balances. We continue to focus on stocking more higher-mileage, lower-cost vehicles to match consumer preference and to provide opportunities for incremental sales. Despite this focus, we seek to reduce the amount of used vehicle inventory on hand to improve turns and to prevent aging. We believe our current used vehicle inventory levels are appropriate given our projected sales volumes and the shift in consumer demand away from new vehicles.

Share Repurchases and Dividends

On April 29, 2010, our Board of Directors declared a dividend of $0.05 per share on our Class A and Class B common stock, related to the first quarter of 2010 which totaled approximately $1.3 million and will be paid on May 28, 2010. Management evaluates performance and makes a recommendation on dividend payments on a quarterly basis.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through March 31, 2010, we have purchased a total of 479,731 shares under this program, none of which were purchased during 2010. We may continue to repurchase shares from time to time in the future, if permitted by our credit facilities, and as conditions warrant.

Capital Commitments

We had no capital commitments at March 31, 2010. We have approximately $3.1 million in capital expenditures in consideration for various remodeling projects and equipment upgrades over the next one to three years. These projects are still in the planning state or are awaiting approval from manufacturers. We will continue to evaluate the advisability of the expenditures given the current economic environment and anticipate a prudent approach to future capital commitments.

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

We anticipate approximately $0.6 million in non-financeable capital expenditures in the next one to three years for various facilities and other construction projects currently under consideration. Non-financeable capital expenditures are defined as minor upgrades to existing facilities, minor leasehold improvements, the percentage of major construction typically not financed by commercial mortgage debt, and purchases of furniture and equipment. We will continue to evaluate the advisability of the expenditures given the current weak economic environment, and anticipate a prudent approach to future capital commitments.

Critical Accounting Policies and Use of Estimates

In the first quarter of 2010, we modified our employee medical insurance plan coverage. Effective with the plan year starting January 1, 2010, we changed employee coverage from a fully insured plan to a self-insured plan, except for a population of employees in select California dealerships that remains on a fully insured plan. We carry specific stop-loss coverage insurance in the event a large claim is made under the plan. We estimate the cost to provide medical benefits for existing claims, including claims incurred but not reported, based primarily on an analysis of our historical claims experience, the design of the plan and expectations of medical cost growth factors. We monitor actual claims activity and related costs on a regular basis and evaluate their impact on our assumptions. Actual claims experience may deviate from historical experience, which could cause our estimated liability to either be over or under accrued. Any changes to assumptions, including actual claims experience and medical cost factors, could result in the recognition of additional charges, which could have a material adverse impact on our financial position and results of operations.

At March 31, 2010 the self-insured medical plan reserve, net of payments made in the period, totaled $1.7 million, and was included in accrued liabilities on our Consolidated Balance Sheets. A 10% increase in claims experience would result in additional self-insured medical reserves of $0.2 million at March 31, 2010.

With the addition of the above, we reaffirm our critical accounting policies and use of estimates as described in our 2009 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 3, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2009 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 3, 2010.

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

We intend to vigorously defend all outstanding matters, and to assert available defenses. We cannot make an estimate of the likelihood of negative judgment in any of the outstanding cases at this time. The ultimate resolution of the outstanding cases is not reasonably expected to have a material adverse impact on our results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty, and an unfavorable resolution of one or more of these matters could have a material adverse effect on our results of operations, financial condition or cash flows. See Note 4 of Condensed Notes to Consolidated Financial Statements.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March 3, 2010.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lithia Motors, Inc. - Corrected (filed as Exhibit 3.2 to Form 10-K filed March 16, 2009 and incorporated herein by reference).

10.1	Lithia Motors, Inc. Amended and Restated 2003 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2010		LITHIA MOTORS, INC.

	By	/s/ Sidney B. DeBoer
Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

	By	/s/ Jeffrey B. DeBoer
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)