Form 10-Q
period 2010-06-30
LITHIA MOTORS INC
filed 2010-08-05
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	22,361,075
Class B common stock without par value	3,762,231
(Class)	(Outstanding at August 5, 2010)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	June 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$15,379	$12,776
Contracts in transit	25,373	21,940
Trade receivables, net of allowance for doubtful accounts of $245 and $218	36,187	30,157
Inventories, net	361,063	328,726
Vehicles leased to others, current portion	7,940	7,384
Prepaid expenses and other	3,443	5,387
Assets held for sale	—	11,693

Total Current Assets	449,385	418,063

Land and buildings, net of accumulated depreciation of $28,880 and $25,495	308,389	326,625
Equipment and other, net of accumulated depreciation of $62,223 and $57,979	54,868	59,429
Intangible assets, net of accumulated amortization of $100 and $93	42,935	42,496
Other non-current assets	8,484	7,752
Deferred income taxes	45,231	40,735

Total Assets	$909,292	$895,100

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$68,632	$68,907
Floorplan notes payable: non-trade	166,246	141,581
Current maturities of line of credit	—	24,000
Current maturities of other long-term debt	23,248	14,303
Trade payables	26,437	18,782
Accrued liabilities	50,540	47,518
Deferred income taxes	122	1,036
Liabilities related to assets held for sale	—	5,050

Total Current Liabilities	335,225	321,177

Real estate debt, less current maturities	229,947	230,265
Other long-term debt, less current maturities	2,725	2,800
Deferred revenue	19,043	17,981
Other long-term liabilities	16,879	15,839

Total Liabilities	603,819	588,062

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 22,239 and 22,036	282,764	280,880
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	10,358	10,501
Accumulated other comprehensive loss	(5,404)	(3,850)
Retained earnings	17,287	19,039

Total Stockholders’ Equity	305,473	307,038

Total Liabilities and Stockholders’ Equity	$909,292	$895,100

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Revenues:
New vehicle sales	$268,721	$211,760	$484,338	$404,066
Used vehicle sales	172,406	144,007	331,770	269,609
Finance and insurance	16,274	14,857	30,912	28,394
Service, body and parts	71,996	72,312	140,793	145,269
Fleet and other	4,704	625	5,507	1,195

Total revenues	534,101	443,561	993,320	848,533
Cost of sales:
New vehicle sales	246,626	194,373	443,839	369,979
Used vehicle sales	150,858	125,633	291,257	237,214
Service, body and parts	36,617	36,999	71,868	75,289
Fleet and other	4,257	267	4,708	481

Total cost of sales	438,358	357,272	811,672	682,963

Gross profit	95,743	86,289	181,648	165,570
Asset impairment charges	13,260	3,520	14,751	5,197
Selling, general and administrative	74,813	68,854	145,852	137,912
Depreciation - buildings	1,586	1,173	3,167	2,401
Depreciation and amortization - other	2,816	2,796	5,984	5,659

Operating income	3,268	9,946	11,894	14,401
Other income (expense):
Floorplan interest expense	(2,567)	(2,664)	(5,318)	(5,575)
Other interest expense	(3,529)	(3,367)	(7,117)	(7,348)
Other income, net	215	258	283	1,422

Total other expense	(5,881)	(5,773)	(12,152)	(11,501)

Income (loss) from continuing operations before income taxes	(2,613)	4,173	(258)	2,900
Income tax (expense) benefit	1,099	(1,634)	187	(1,145)

Income (loss) from continuing operations, net of tax	(1,514)	2,539	(71)	1,755
Income (loss) from discontinued operations, net of tax	(205)	1,124	(381)	3,237

Net income (loss)	$(1,719)	$3,663	$(452)	$4,992

Basic income (loss) per share from continuing operations	$(0.06)	$0.12	$—	$0.08
Basic income (loss) per share from discontinued operations	(0.01)	0.05	(0.02)	0.16

Basic net income (loss) per share	$(0.07)	$0.17	$(0.02)	$0.24

Shares used in basic per share calculations	26,014	21,081	25,955	20,917

Diluted income (loss) per share from continuing operations	$(0.06)	$0.12	$—	$0.08
Diluted income (loss) per share from discontinued operations	(0.01)	0.05	(0.02)	0.16

Diluted net income (loss) per share	$(0.07)	$0.17	$(0.02)	$0.24

Shares used in diluted per share calculations	26,014	21,096	25,955	20,960

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$(452)	$4,992
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairments	14,751	5,197
Depreciation and amortization	9,151	8,060
Depreciation and amortization within discontinued operations	8	389
Amortization of debt discount	—	48
Stock-based compensation	948	1,122
Gain on early extinguishment of debt	—	(1,317)
(Gain) loss on disposal of other assets	(201)	(84)
Gain from disposal activities within discontinued operations	294	(9,112)
Deferred income taxes	(4,784)	2,208
Excess tax deficits from share-based payment arrangements (Increase) decrease, net of effect of divestitures:	—	46
Trade receivables, net	(5,997)	8,631
Contracts in transit	(3,433)	5,013
Inventories	(28,996)	114,084
Vehicles leased to others	(1,210)	737
Prepaid expenses and other	1,350	19,028
Other non-current assets	(768)	523
Increase (decrease), net of effect of divestitures:
Floorplan notes payable	2,770	(94,523)
Trade payables	7,655	958
Accrued liabilities	2,106	(2,357)
Other long-term liabilities and deferred revenue	50	10,673

Net cash provided by (used in) operating activities	(6,758)	74,316

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(1,370)	(4,318)
Financeable	(512)	(10,538)
Proceeds from sale of other assets	2,562	5,602
Cash paid for acquisitions, net of cash acquired	(491)	—
Proceeds from sale of stores	941	22,051
Principal payments received on notes receivable	38	—

Net cash provided by investing activities	1,168	12,797

Cash flows from financing activities:
Flooring notes payable: non-trade	23,854	(25,502)
Borrowings on lines of credit	—	26,000
Repayments on lines of credit	(24,000)	(44,000)
Principal payments on long-term debt, scheduled	(4,125)	(12,647)
Principal payments on long-term debt and capital leases, other	(14,099)	(60,569)
Proceeds from issuance of long-term debt	26,741	34,566
Proceeds from issuance of common stock	1,138	1,221
Repurchase of common stock	(16)	(1)
Excess tax deficits from share-based payment arrangements	—	(46)
Dividends paid	(1,300)	—

Net cash provided by (used in) financing activities	8,193	(80,978)

Increase in cash and cash equivalents	2,603	6,135

Cash and cash equivalents:
Beginning of period	12,776	10,874

End of period	$15,379	$17,009

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,539	$17,482
Cash paid (refunded) during the period for income taxes, net	2,878	(17,206)

Supplemental schedule of non-cash investing and financing activities:
Floorplan debt acquired in connection with acquisitions	$57	$—
Acquisition of assets with capital leases	—	5
Flooring debt paid in connection with store disposals	2,134	25,895

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed consolidated financial statements contain unaudited information as of June 30, 2010 and for the three- and six-month periods ended June 30, 2010 and 2009. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our 2009 audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2009 is derived from our 2009 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Concentrations of Risk and Uncertainties Regarding Manufacturers

We purchase substantially all of our new vehicles and inventory from various manufacturers at the prevailing prices charged by auto makers to all franchised dealers. Our overall sales could be impacted by the auto manufacturers’ inability or unwillingness to supply our stores with an adequate supply of popular models.

We enter into agreements (“Franchise Agreements”) with the manufacturers. Each Franchise Agreement generally limits the location of the store and provides the auto manufacturer approval rights over changes in store management and ownership. The auto manufacturers are also entitled to terminate the Franchise Agreement if a store is in material breach of the terms. Our ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional stores, which can be withheld depending on the performance of our existing stores of that brand.

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles and related financing. Our Chrysler, General Motors (“GM”) and Ford (collectively, the “Domestic Manufacturers”) stores represented approximately 29%, 18% and 6% of our new vehicle sales for the first six months of 2010, respectively, and approximately 30%, 18% and 5% for all of 2009, respectively.

We receive incentives from our manufacturers, including rebates, cash allowances, financing programs, discounts, holdbacks and other incentive consideration. These incentives are recorded as receivables on our balance sheet until payment is received. Our financial condition could be materially adversely impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives at substantially similar terms, or to pay our outstanding receivables. Total receivables from Domestic Manufacturers were $10.4 million and $7.2 million as of June 30, 2010 and December 31, 2009, respectively.

We currently have relationships with a number of manufacturers or their affiliated finance companies, including GMAC LLC, Daimler Financial, Toyota Financial Services, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC. These companies provide retail vehicle financing for our customers and provide us new vehicle floorplan financing for their respective brands. GMAC LLC serves as the primary lender for all other brands. At June 30, 2010, GMAC LLC was the floorplan provider on approximately 70% of the floorplan notes payable outstanding. Certain of these companies have incurred significant losses and are operating under financial constraints. Other companies may incur losses in the future or undergo funding limitations. As a result, credit that has typically been extended to us by the companies may be modified with terms unacceptable to us or revoked entirely. If these events were to occur, we may not be able to pay our floorplan debts or borrow sufficient funds to refinance the vehicles. Even if new financing were available, it may not be on terms acceptable to us.

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

In connection with its reorganization, the Chrysler entity emerging from bankruptcy protection (“New Chrysler”) assumed most Dealer Sales and Service (Franchise) Agreements but elected to reject certain franchise agreements to reduce its store count. Two of our Chrysler stores (Omaha, NE Chrysler Jeep Dodge and Colorado Springs, CO Chrysler Jeep) were not assumed and those dealerships have ceased operations. Five of our existing Dodge stores were awarded additional franchises to sell either the Chrysler or Jeep brands, or both.

GM undertook a similar process in its reorganization, and selected certain stores within its network for termination. The terminated stores were offered agreements winding down their operations with a final termination no later than October 2010. The GM closure list was not made public, and each terminated dealership signed a non-disclosure agreement with respect to its closure. During the reorganization, we received franchise agreement modification documents that terminate all operations at three locations, terminate Cadillac franchises at two Chevrolet/Cadillac stores, and terminate heavy truck franchises at two Chevrolet franchises. We have also received notification that our one Saturn store would not be continued by GM, and we terminated the franchise in December 2009.

Federal legislation was passed in December 2009 which provided Chrysler and GM dealers who were terminated or who had signed wind-down letters in the manufacturer bankruptcy process the opportunity to pursue reinstatements through an arbitration proceeding. The legislation instructed that the arbitrator, under the auspices of the American Arbitration Association, to balance the economic interest of the dealership, the economic interest of the manufacturer, and the economic interest of the public at large and decide, based upon that balancing, whether or not the dealership should be reinstated into the applicable manufacturer’s dealer network.

We filed notice of arbitration with respect to our previous Colorado Springs, CO Chrysler Jeep dealership; however, we withdrew the notice in the first quarter of 2010. We also filed notice of arbitration with respect to three GM dealerships and have signed agreements in the second quarter of 2010 reinstating two of those dealerships. We withdrew the notice for the third dealership in the second quarter of 2010.

As a result of this legislation, a competing dealership has been awarded reinstatement in a market we currently serve. Additionally, it is possible that other competing dealerships that were terminated or wound-down could be reinstated. If a competing dealership is reinstated in one of the markets where we were awarded additional franchises, there is a possibility the competing dealership could challenge our award of additional franchises. The competing dealership may impact the profitability of our store due to increased competition in the local market area. Further, such reinstatements could add additional costs and burdens on the reorganized manufacturers, reducing their competitiveness. We are unable to predict the ultimate financial impact on our business, if any.

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

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. The cost of new and used vehicle inventories includes the cost of dealer installed accessories, reconditioning and transportation. Inventories consisted of the following (in thousands):

	June 30, 2010	December 31, 2009
New and program vehicles	$259,312	$238,814
Used vehicles	81,219	70,819
Parts and accessories	20,532	19,093

	$361,063	$328,726

Note 3. Credit Facility Amendment

In January 2010, we executed the eighth amendment to our Credit Facility, which increased the amount allowable for letters of credit to $2.0 million. In February 2010, we executed the ninth amendment to our Credit Facility, which altered the definition of vehicle equity in the agreement to allow more vehicles to be included in the borrowing base calculation.

On June 29, 2010, we executed the tenth amendment to our Credit Facility. This amendment increased our borrowing capacity by $25 million in available credit for a total amount up to $75 million, extended the maturity date to June 30, 2013 and decreased the interest rate on the credit facility to the 1-month LIBOR plus 2.75%. Additionally, this amendment increased the amount of total funded debt we can carry from $260 million to $310 million. Our financial covenant related to vehicle equity was increased from a minimum of $45 million to a minimum of $65 million.

We had $0 and $24.0 million outstanding on our Credit Facility as of June 30, 2010 and December 31, 2009, respectively.

Note 4. Contingencies

Litigation

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of legal proceedings arising in the normal course of business or the proceeding described below will have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against Lithia (Dunham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney’s fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs’ request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. We have filed a motion requesting reconsideration of this class certification, but the arbitrator died before issuing his opinion. The reconsideration sought a ruling whether these employees or some of these employees are exempt from the applicable state law that provides for the payment of overtime under certain circumstances. The replacement arbitrator has now been appointed and ruled to remove approximately 30 service and parts managers from the case. A class action opt-out notice was mailed to the service and parts employees in October 2009. Lithia and the plaintiffs have agreed to conduct the arbitration in two parts. The first arbitration will determine if liability exists for Lithia. This arbitration is scheduled for September 27, 2010. If the outcome of this arbitration determines that valid claims exist, a second arbitration will be conducted to determine the amount of damages, if any.

We intend to vigorously defend the matter noted above, and to assert available defenses. We cannot make an estimate of the likelihood of negative judgment in this case at this time, and estimate our exposure to be in a range of $0 to $1.5 million. The ultimate resolution of the above noted case is not expected to result in any significant settlement amounts. However, the resolution of this matter cannot be predicted with certainty, and an unfavorable resolution of the matter could have a material adverse effect on our results of operations, financial condition or cash flows.

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) for the three- and six-month periods ended June 30, 2010 and 2009 included the change in the fair value of cash flow hedging instruments that are reflected in stockholders’ equity, net of tax, instead of net income. The following table sets forth the calculation of comprehensive income (loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(1,719)	$3,663	$(452)	$4,992
Cash flow hedges:
Derivative gain (loss), net of tax effect of $661, $(713), $955 and $(1,196), respectively	(1,076)	1,160	(1,554)	1,991

Total comprehensive income (loss)	$(2,795)	$4,823	$(2,006)	$6,983

Note 6. 2003 Stock Incentive Plan

At our 2010 Annual Meeting of Shareholders held in April 2010, our shareholders amended and restated the 2003 Stock Incentive Plan (the “2003 Plan”), increasing the number of shares issuable by 600,000 shares to 2,800,000 shares.

Note 7. Reclassifications

The results of operations of stores classified as discontinued operations have been presented on a comparable basis for all periods presented in the accompanying consolidated statements of operations. See also Note 13.

Note 8. Earnings (Loss) Per Share

We compute net income (loss) per share of Class A and Class B common stock using the two-class method. Under this method, basic net income per share is computed using the weighted average number of common shares outstanding during the period excluding unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period.

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

Following is a reconciliation of the income (loss) from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS from continuing operations for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

Three Months Ended June 30,	2010		2009

Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income (loss) from continuing operations applicable to common stockholders	$(1,295)	$(219)	$2,086	$453
Distributed income applicable to common stockholders	(1,112)	(188)	—	—

Basic undistributed (loss) income from continuing operations applicable to common stockholders	$(2,407)	$(407)	$2,086	$453

Denominator:
Weighted average number of shares outstanding used to calculate basic income (loss) per share	22,252	3,762	17,319	3,762

Basic income (loss) per share applicable to common stockholders	$(0.06)	$(0.06)	$0.12	$0.12
Basic distributed income per share applicable to common stockholders	(0.05)	(0.05)	—	—

Basic undistributed income (loss) per share applicable to common stockholders	$(0.11)	$(0.11)	$0.12	$0.12

Three Months Ended June 30,	2010		2009

Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$(1,112)	$(188)	$—	$—
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	(188)	—	—	—

Diluted distributed income applicable to common stockholders	$(1,300)	$(188)	$—	$—

Undistributed income (loss) from continuing operations applicable to common stockholders	$(2,407)	$(407)	$2,086	$453
Reallocation of undistributed income (loss) due to conversion of Class B to Class A	(407)	—	453	—

Diluted undistributed income (loss) from continuing operations applicable to common stockholders	$(2,814)	$(407)	$2,539	$453

Denominator:
Weighted average number of shares outstanding used to calculate basic income (loss) per share	22,252	3,762	17,319	3,762
Weighted average number of shares from stock options	—	—	15	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted income per share	26,014	3,762	21,096	3,762

Diluted income (loss) per share applicable to common stockholders	$(0.06)	$(0.06)	$0.12	$0.12
Diluted distributed income per share applicable to common stockholders	(0.05)	(0.05)	—	—

Diluted undistributed income (loss) per share applicable to common stockholders	$(0.11)	$(0.11)	$0.12	$0.12

Three Months Ended June 30,	2010		2009

Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
2 7/8 % convertible senior subordinated notes	—	—	135	—
Shares issuable pursuant to stock options not included since they were antidilutive	947	—	1,739	—

Six Months Ended June 30,	2010		2009

Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income (loss) from continuing operations applicable to common stockholders	$(61)	$(10)	$1,439	$316
Distributed income applicable to common stockholders	(1,112)	(188)	—	—

Basic undistributed (loss) income from continuing operations applicable to common stockholders	$(1,173)	$(198)	$1,439	$316

Denominator:
Weighted average number of shares outstanding used to calculate basic income (loss) per share	22,193	3,762	17,155	3,762

Basic income (loss) per share applicable to common stockholders	$—	$—	$0.08	$0.08
Basic distributed income per share applicable to common stockholders	(0.05)	(0.05)	—	—

Basic undistributed income (loss) per share applicable to common stockholders	$(0.05)	$(0.05)	$0.08	$0.08

Six Months Ended June 30,	2010		2009

Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$(1,112)	$(188)	$—	$—
Reallocation of distributed income as a result of conversion of dilutive stock options	—	—	—	—
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	(188)	—	—	—

Diluted distributed income applicable to common stockholders	$(1,300)	$(188)	$—	$—

Undistributed income (loss) from continuing operations applicable to common stockholders	$(1,173)	$(198)	$1,439	$316
Reallocation of undistributed income as a result of conversion of dilutive stock options	—	—	1	(1)
Reallocation of undistributed income (loss) due to conversion of Class B to Class A	(198)	—	315	—

Diluted undistributed income (loss) from continuing operations applicable to common stockholders	$(1,371)	$(198)	$1,755	$315

Six Months Ended June 30,	2010		2009
Denominator:
Weighted average number of shares outstanding used to calculate basic income (loss) per share	22,193	3,762	17,155	3,762
Weighted average number of shares from stock options	—	—	43	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted income (loss) per share	25,955	3,762	20,960	3,762

Diluted income (loss) per share available to common stockholders	$—	$—	$0.08	$0.08
Diluted distributed income per share applicable to common stockholders	(0.05)	(0.05)	—	—

Diluted undistributed income (loss) per share applicable to common stockholders	$(0.05)	$(0.05)	$0.08	$0.08

Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
2 7/8 % convertible senior subordinated notes	—	—	647	—
Shares issuable pursuant to stock options not included since they were antidilutive	900	—	1,758	—

Note 9. Asset Impairment Charges

Long-lived assets classified as held and used and definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. An estimate of future undiscounted net cash flows associated with the long-lived assets is used to determine if the carrying value of the assets is recoverable. An impairment charge is recorded for the amount the carrying value of the asset exceeds its fair value.

Our portfolio of real estate includes properties held for future development, comprised of undeveloped land and vacant facilities. The undeveloped land was purchased in connection with our planned development of stand-alone used vehicle stores or to relocate existing new vehicle stores in certain markets. In 2008, our plans to develop the land were placed on hold until economic conditions improved. The vacant facilities are a result of the bankruptcy reorganization of Chrysler and GM that terminated certain stores we operated, or through our election to close certain underperforming locations. We believe many of these locations are best utilized for retail automotive purposes reflective of our intended use and construction specifications.

In the fourth quarter of 2009, we completed an equity offering. One of the intended uses of the proceeds was, and remains, to fund potential acquisitions. Following the equity offering, we considered various strategies to convert our properties held for future development into operational assets. We ultimately concluded the best alternative was to seek new vehicle franchises that could be acquired and located in our properties. We began an exhaustive search to identify and ultimately acquire franchises in these markets.

By the end of the second quarter of 2010, we evaluated the results of our comprehensive search and we determined that we would be unable to acquire franchises at reasonable prices to mitigate the continued holding costs of the facilities. We also determined that development opportunities for our undeveloped land would not be realizable within a short to medium-term time period. In addition, through the first half of 2010, we experienced various macroeconomic and industry specific factors which influenced our decision to modify our disposition strategy.

At the end of 2009, the projected rate of annualized United States new vehicle sales was forecasted to recover from the extremely low levels experienced in 2009 to a more robust level in 2010, with some analysts projecting as many as 13 million new vehicles sold in the year. However, as 2010 has progressed, the current annualized new vehicle sales levels have been revised down to around an 11.5 million unit range, and projections for the year 2011 and beyond have become more uncertain with respect to the pace at which a return to the higher sales levels experienced until 2007 will occur, if at all.

The closure of a number of automotive retail locations, due both to the economic downturn and as a result of the termination of franchises by major domestic manufacturers in connection with their bankruptcy proceedings, has created an oversupply of vacant dealership properties across the United States. At current sales levels, the existing automotive dealership network retains a significant idle capacity, which reduces the need for additional retail space provided by vacant dealership sites or by developing new sites. It has become apparent in 2010 that this oversupply of dealer capacity may take a significantly longer period to be absorbed than previously thought.

Additionally, much of the improvement in demand for properties held for future development is tied to a broader economic recovery. Retailers and other commercial users who are willing and able to make the often significant capital investment these properties require must feel more optimistic about the outlook for the future. While the economy has improved from the unprecedented depressed levels experienced in 2009, the longer-term outlook remains cautious. Anemic growth of economic activity out of the recession, a reduction in outlook for GDP growth by economists, persistently high unemployment rates, and the European credit crisis are impacting consumer confidence and delaying the expected rebound of the U.S. economy. The prospects for a quick recovery are low, with many predicting a long, slow recovery that may not reach levels experienced in the past decade for the foreseeable future.

Also, the relative financial condition of regional banks, many of which carry significant quantities of non-performing assets or other owned real estate, remains tenuous. As a result, their inability or unwillingness to finance the purchase of commercial properties for potential buyers significantly reduces the demand and opportunities for us to sell our holdings at reasonable prices. Overall, availability of credit for prospective buyers remains tight compared to historical levels, reducing the potential pool of buyers to only the most creditworthy market participants.

In the markets where our properties are located, we have experienced a large supply of vacant dealership sites, commercial real estate in general and available land for commercial and retail development, which allows prospective buyers a number of choices and increases price pressure. In evaluating broader commercial real estate trends, the supply of commercial real estate failed to decrease in the first half of the year and continues to significantly outstrip current demand. Sales activity remains limited given diverging price expectations by buyers and sellers. When sales do take place, the realized prices are often lower than in prior periods, reflecting the financially distressed nature of the seller and/or the leveraged negotiating position of the buyer.

As a result of these various considerations, we changed our strategy regarding our real estate held for development. Previously, we contemplated disposition in the normal course of business under a highest and best use scenario allowing for a “market reasonable” marketing period. In the second quarter of 2010, we adopted a strategy focused on a more immediate disposition to potential buyers meeting broader needs and characteristics, including a different commercial retail use, allowing for the redeployment of the invested capital to higher-growth potential opportunities within our business.

In the second quarter of 2010, we experienced an increase in sales interest by prospective buyers; although offers were made at prices significantly lower than we anticipated. In certain cases, these offers were made at amounts that we consider to be significantly lower than the value of these properties from a long-term income approach at their highest and best use. Also in some cases, the offers represented amounts less than current replacement cost. However, given the prospect of accepting these offers and affecting a quick sale, or alternatively continuing the capital investment in these non-operational properties for a longer period until we or other market participants can find a suitable operational use for these properties, we decided to accept certain offers and redeploy the capital elsewhere.

As a result of the above factors, we believe events and circumstances indicated the carrying amount of our non-operational assets may no longer be recoverable at June 30, 2010, triggering an interim impairment test on the totality of our portfolio of such assets.

In connection with the impairment test, we recorded an impairment of $13.3 million in the second quarter of 2010, and $14.8 million in the six-month period ended June 30, 2010, as a component of asset impairment charges on our Consolidated Statements of Operations. See also Note 12.

As additional market information becomes available and negotiations with prospective buyers continue, estimated fair market values of our properties may change. These changes may result in the recognition of additional losses in future periods.

Impairment charges recorded in the three and six-months ended June 30, 2009, were associated with assets previously classified as held for sale. As a result of their reclassification in the fourth quarter of 2009 and first quarter of 2010, the associated impairment charges were reclassified from discontinued operations to continuing operations as a component of asset impairment charges.

Note 10. Stock-Based Compensation

In the first quarter of 2010, we issued non-participating restricted stock units covering 309,000 shares of our Class A common stock to certain employees. The restricted stock units fully vest on the fourth anniversary of the grant date. Total estimated compensation expense to be recognized over the vesting period related to these stock-based awards, calculated using a fair value methodology, is $1.5 million, of which approximately $0.3 million will be recognized in 2010.

In the second quarter of 2010, we issued non-qualified stock options covering 6,000 shares and non-participating restricted stock units covering 11,000 shares of our Class A common stock to members of our Board of Directors. All of these awards vest in approximately one year on the date of the next annual shareholders’ meeting. Total estimated compensation expense to be recognized over the vesting period related to these stock-based awards, calculated using a fair value methodology, is $110,000, of which approximately $75,000 will be recognized in 2010.

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

At June 30, 2010 and December 31, 2009, the net fair value of all of our agreements totaled a loss of $9.4 million and $6.9 million, respectively, which was recorded on our balance sheet as a component of accrued liabilities and other long-term liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months was $3.0 million at June 30, 2010.

As of June 30, 2010, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

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

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at June 30, 2010 was 0.348% per annum, as reported in the Wall Street Journal.

The fair value of our derivative instruments was included in our balance sheet as follows:

	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
Balance Sheet Information (in thousands)	Location in Balance Sheet	June 30, 2010	Location in Balance Sheet	June 30, 2010
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$2,607
	Other non-current assets	—	Other long-term liabilities	6,780

		$—		$9,387

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	Location in Balance Sheet	December 31, 2009	Location in Balance Sheet	December 31, 2009
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$1,668
	Other non-current assets	—	Other long-term liabilities	5,212

		$—		$6,880

The effect of derivative instruments on our Consolidated Statements of Operations for the three and six-month periods ended June 30, 2010 and 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended June 30, 2010
Interest Rate Swap Contracts	$(2,498)	Floorplan Interest expense	$(761)	Floorplan Interest expense	$(169)
Three Months Ended June 30, 2009
Interest Rate Swap Contracts	$896	Floorplan Interest expense	$(977)	Floorplan Interest expense	$457

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Three Months Ended June 30, 2010
Interest Rate Swap Contracts	Floorplan interest expense	$—
Three Months Ended June 30, 2009
Interest Rate Swap Contracts	Floorplan interest expense	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Six Months Ended June 30, 2010
Interest Rate Swap Contracts	$(4,032)	Floorplan Interest expense	$(1,523)	Floorplan Interest expense	$(487)
Six Months Ended June 30, 2009
Interest Rate Swap Contracts	$1,270	Floorplan Interest expense	$(1,917)	Floorplan Interest expense	$396

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Six Months Ended June 30, 2010
Interest Rate Swap Contracts	Floorplan interest expense	$—
Six Months Ended June 30, 2009
Interest Rate Swap Contracts	Floorplan interest expense	$(6)

See also Notes 5 and 12.

Note 12. Fair Value Measurements

We adopted the provisions of Fair Value Measurements and Disclosures: Improving Disclosures about Fair Value Measurements on January 1, 2010. The adoption requires disclosures about recurring and non-recurring fair value measurements, including transfers into and out of Level 1 and Level 2 fair value measurement categories. Clarification was also provided on the amount of disaggregation, inputs and valuation techniques required.

Additionally, information about purchases, sales, issuances and settlements on a gross basis will be required for Level 3 fair value measurements in interim and year-end periods ending after December 15, 2010. Since this pertains only to footnote disclosure, we do not believe it will have a material impact on our financial position or results of operations.

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

We use the income approach to determine the fair value of our interest rate swaps using observable Level 2 market expectations at measurement date and an income approach to convert estimated future cash flows to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for very short term, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity are used to predict future reset rates to discount those future cash flows to present value at measurement date. Inputs are collected from Bloomberg on the last market day of the period. The same methodology is used to determine the rate used to discount the future cash flows. The valuation of the interest rate swaps also takes into consideration our own, as well as the counterparty’s, risk of non-performance under the contract. See also Note 11.

We estimate the fair value of our assets held for sale and liabilities related to assets held for sale based on a market valuation approach, which uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets or liabilities, as well as our historical experience in divestitures, acquisitions and real estate transactions. When available, we use inputs from independent valuation experts, such as brokers and real estate appraisers, to corroborate our internal estimates. As these valuations contain unobservable inputs, we classified the assets held for sale and liabilities related to assets held for sale as Level 3.

We estimate the fair value of long-lived assets that are recorded at fair value based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets or liabilities, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset, adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers’ and brokers’ valuations are typically developed using one or more valuation techniques including market, income and replacement cost approaches. As these valuations contain unobservable inputs, we classified the long-lived assets as Level 3.

We estimate the fair value of acquired intangible assets, such as franchise value, customer lists and non-compete agreements, based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets or liabilities, as well as our historical experience in divestitures and acquisitions. When available, we use valuation inputs from independent valuation experts, such as brokers, to corroborate our estimates of fair value. We also may use an income approach to convert estimated future cash flows to a single present amount (discounted) assuming that participants are motivated, but not compelled to transact. Additionally, we may use a cost valuation approach to value these assets when a market or income valuation approach is unavailable. Under this approach, we determine replacement cost, if applicable, or evaluate forecasted incremental cash flows and discounted to their present value. As these valuations contain unobservable inputs, we classified the intangible assets as Level 3.

There were no changes to our valuation techniques during the six-month period ended June 30, 2010.

The following table summarizes our non-financial assets and liabilities measured at fair value at June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010
	Fair Value	Input Level
Intangible assets	$300	Level 3
Long-lived assets	32,916	Level 3

	December 31, 2009
	Fair Value	Input Level
Assets held for sale	$11,693	Level 3
Liabilities related to assets held for sale	5,050	Level 3
Franchise value	1,691	Level 3
Long-lived assets	52,419	Level 3

The following tables summarize valuation adjustments recorded in our Consolidated Statement of Operations on non-financial assets measured and recorded at fair value on a non-recurring basis for the three- and six-month periods ended June 30, 2010 and 2009 (in thousands):

Three Months Ended June 30, 2010	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Gain/(Loss)
Long-lived assets held and used
Building and improvements	$—	$—	$19,417	$(7,555)
Land	$—	$—	$13,499	$(5,705)

Three Months Ended June 30, 2009	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Gain/(Loss)
Assets held for sale	$—	$—	$140,021	$(4,611)

Valuation adjustments recorded in the three-months ended June 30, 2009, for assets held for sale totaled $4.6 million. $3.5 million was included as a component of asset impairment charges and $1.1 million was included as a component of income (loss) from discontinued operations, net of tax, in our Consolidated Statements of Operations. See also Note 13.

Six Months Ended June 30, 2010	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Gain/(Loss)
Long-lived assets held and used
Building and improvements	$—	$—	$23,559	$(8,573)
Land	$—	$—	$13,499	$(6,178)

Six Months Ended June 30, 2009	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Gain/(Loss)
Assets held for sale	$—	$—	$140,021	$(6,096)

Valuation adjustments recorded in the six-months ended June 30, 2009, for assets held for sale totaled $6.1 million. $5.2 million was included as a component of asset impairment charges and $0.9 million was included as a component of income (loss) from discontinued operations, net of tax, in our Consolidated Statements of Operations. See also Note 13.

We had $167.5 million and $162.4 million of long-term fixed interest rate debt outstanding as of June 30, 2010 and December 31, 2009, respectively. As of June 30, 2010, this debt had maturity dates between January 2011 and October 2029. We calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration, the fixed cash flows are discounted and summed to compute the fair value of the debt. Based on this analysis, we have determined that the fair value of this long-term fixed interest rate debt was approximately $178.6 million and $166.8 million at June 30, 2010 and December 31, 2009, respectively. We believe the carrying value of our variable rate debt approximates fair value.

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

Once we have reached a decision to dispose of a store, we evaluate the following criteria as required by U.S. generally accepted accounting standards:

•	our management team, possessing the necessary authority, commits to a plan to sell the store;

•	the store is available for immediate sale in its present condition;

•	an active program to locate buyers and other actions that are required to sell the store are initiated;

•	a market for the store exists and we believe its sale is likely. We also expect to record the transfer of the store as a completed sale within one year;

•	active marketing of the store commences at a price that is reasonable in relation to the estimated fair market value; and

•	our management team believes it is unlikely that changes will be made to the plan or to withdraw the plan to dispose of the store.

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

At December 31, 2009, two operating stores and three properties were classified as held for sale. Both operating stores were under contract to sell, and, based on our evaluation, we believe the locations met the criteria to be classified as held for sale at that time. Based on subsequent negotiations with the buyer in the first quarter of 2010, management concluded that it was no longer probable that the sale of these stores would be effected, resulting in the determination that these two operating stores no longer met all of the criteria for classification as held for sale at March 31, 2010. Therefore, in the first quarter of 2010, assets and related liabilities associated with two stores were reclassified from assets held for sale to held and used. Their associated results of operations were retrospectively reclassified from discontinued operations to continuing operations for all periods presented.

In the second quarter of 2010, we classified the operating results of Fresno Dodge, which was sold during the quarter, as discontinued operations. Additionally, one of the properties classified as held for sale as of December 31, 2009 was sold. Management evaluated the remaining two properties to determine if classification remained appropriate. Based on new facts and circumstances previously considered unlikely, management no longer believes the sales are probable. As a result the properties were reclassified to assets held and used in June 2010.

As of June 30, 2010 and December 31, 2009, we had no assets classified and two stores and three properties classified, respectively, as held for sale. Assets held for sale included the following (in thousands):

	June 30, 2010	December 31, 2009
Inventories	$—	$8,098
Property, plant and equipment	—	3,572
Intangible assets	—	23

	$—	$11,693

Liabilities related to assets held for sale included the following (in thousands):

	June 30, 2010	December 31, 2009
Floorplan notes payable	$—	$2,888
Real estate debt	—	2,162

	$—	$5,050

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue	$1,844	$26,634	$6,002	$74,948

Pre-tax loss from discontinued operations	$(67)	$(1,303)	$(341)	$(3,688)
Gain (loss) on disposal activities	(277)	3,236	(294)	9,112

	(344)	1,933	(635)	5,424
Income tax benefit (expense)	139	(809)	254	(2,187)

Income (loss) from discontinued operations, net of income tax benefit	$(205)	$1,124	$(381)	$3,237

Amount of goodwill and other intangible assets disposed of	$—	$1,017	$—	$1,037

Cash generated from disposal activities	$520	$10,409	$941	$22,051

The gain (loss) on disposal activities included the following (in thousands):

	Three Months Ended June. 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Goodwill and other intangible assets	$—	$3,598	$—	$10,998
Property, plant and equipment	(199)	1,243	(210)	(1,122)
Inventory	—	442	—	1,359
Other	(78)	(2,047)	(84)	(2,123)

	$(277)	$3,236	$(294)	$9,112

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base.

Note 14. Self-insured Medical Plan Coverage

In the first quarter of 2010, we modified our employee medical insurance plan coverage. Effective with the plan year starting January 1, 2010, we changed employee coverage from a fully insured plan to a self-insured plan, except for a population of employees in select California dealerships that remain on a fully insured plan. We carry specific stop-loss coverage insurance in the event a large claim is made under the plan. We estimate the cost to provide medical benefits for existing claims, including claims incurred but not reported, based primarily on an analysis of our historical claims experience, the design of the plan and expectations of medical cost growth factors. We monitor actual claims activity and related costs on a regular basis and evaluate their impact on our assumptions. Any changes to assumptions, including actual claims experience and medical cost factors, may result in the recognition of additional charges, which could have a material adverse impact on our financial position and results of operations.

At June 30, 2010, the self-insured medical plan reserve, net of payments made in the period, totaled $2.3 million, and was included in accrued liabilities on our Consolidated Balance Sheets.

Note 15. Severance Reserve

In the second quarter of 2010, we entered into an agreement with Jeffrey DeBoer, Senior Vice President and Chief Financial Officer, stipulating a one-time cash payment associated with the acceptance of his resignation no later than October 31, 2010. Under the terms of the agreement, we will also provide out-placement consulting services for a maximum of two years, the option to purchase two vehicles leased from us and a pro-rated portion of his variable compensation. Mr. DeBoer also will provide his services as a consultant for up to two years.

As a result of this agreement, we recorded a reserve totaling $0.7 million in the second quarter of 2010 as a component of Selling, General and Administrative expense on our Consolidated Statements of Operations.

Note 16. Subsequent Events

Acquisition of Stores

On July 19, 2010 we acquired the inventory, equipment, intangible assets and certain reserves related to Honda of Bend and agreed to the transfer of Chevrolet and Cadillac brands from Bob Thomas Chevrolet Cadillac for a purchase price of $4.7 million, of which $3.8 million was paid in cash and $0.9 million was financed through a floor plan credit facility. As of August 5, 2010, the initial accounting for determining the acquisition-date fair value for each major class of assets and liabilities acquired, including goodwill, was not yet complete.

Amendment to Credit Facility

On July 15, 2010 we executed the eleventh amendment to the Credit Facility, which lowered the interest rate on the line to 1-month LIBOR plus 2.35%.

Common Stock Dividend

On July 29, 2010, we announced that our Board of Directors approved a dividend of $0.05 per share on our Class A and Class B common stock for the second quarter of 2010. The dividend will total approximately $1.3 million and will be paid on August 27, 2010 to shareholders of record on August 13, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

Some of the statements under the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Part II - Other Information, Item 1A. in this Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and the Company’s other filings with the SEC.

While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. The Company assumes no obligation to update or revise any forward-looking statements.

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of August 5, 2010, we offered 26 brands of new vehicles and all brands of used vehicles in 84 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks, replacement parts, provide vehicle maintenance, warranty, paint and repair services and arrange related financing, service contracts, protection products and credit insurance.

Over the past two years, we have restructured our operations to align our costs with current industry vehicle sales levels. We believe that we are well positioned to benefit from an increase in new vehicle sales above current levels. We believe the actions we have taken over the past two years demonstrate the resiliency of our Company. However, no assurances can be given that industry sales will not experience a further decline, or that our restructuring plan was sufficient to meet our operating objectives in a declining market.

We continue to believe that the fragmented nature of the automotive retailing sector provides us with the opportunity to achieve growth through consolidation. We have completed over 100 acquisitions since our initial public offering in 1996. Our acquisition strategy has been to acquire underperforming stores and, through the application of our centralized operating structure, improve store profitability. We believe the current economic environment provides us with attractive acquisition opportunities. Additionally, our management team possesses substantial experience, with our key management executives having an average of over 25 years experience in automotive retailing, and has demonstrated the ability to profitably operate stores and successfully integrate acquisitions.

Results of Continuing Operations

The results of operations of stores classified as discontinued operations have been presented on a comparable basis for all periods presented in the accompanying consolidated statements of operations. The following tables set forth the changes in our operating results from continuing operations in the three and six-month periods ended June 30, 2010 compared to the three- and six-month periods ended June 30, 2009:

(Dollars in thousands)	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Revenues:
New vehicle	$268,721	$211,760	$56,961	26.9%
Used vehicle retail	146,836	126,256	20,580	16.3
Used vehicle wholesale	25,570	17,751	7,819	44.0
Finance and insurance	16,274	14,857	1,417	9.5
Service, body and parts	71,996	72,312	(316)	(0.4)
Fleet and other	4,704	625	4,079	652.6

Total revenues	534,101	443,561	90,540	20.4
Cost of sales:
New vehicle	246,626	194,373	52,253	26.9
Used vehicle retail	125,589	107,927	17,662	16.4
Used vehicle wholesale	25,269	17,706	7,563	42.7
Service, body and parts	36,617	36,999	(382)	(1.0)
Fleet and other	4,257	267	3,990	1,494.4

Total cost of sales	438,358	357,272	81,086	22.7

Gross profit	95,743	86,289	9,454	11.0
Asset impairment charges	13,260	3,520	9,740	276.7
Selling, general and administrative	74,813	68,854	5,959	8.7
Depreciation and amortization	4,402	3,969	433	10.9

Operating income	3,268	9,946	(6,678)	(67.1)
Floorplan interest expense	(2,567)	(2,664)	(97)	(3.6)
Other interest expense	(3,529)	(3,367)	162	4.8
Other income, net	215	258	(43)	(16.7)

Income (loss) from continuing operations before taxes	(2,613)	4,173	(6,786)	(162.6)
Income tax expense (benefit)	(1,099)	1,634	(2,733)	(167.3)

Income (loss) from continuing operations	$(1,514)	$2,539	$(4,053)	(159.6)

(Dollars in thousands)	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Revenues:
New vehicle	$484,338	$404,066	$80,272	19.9%
Used vehicle retail	282,735	235,345	47,390	20.1
Used vehicle wholesale	49,035	34,264	14,771	43.1
Finance and insurance	30,912	28,394	2,518	8.9
Service, body and parts	140,793	145,269	(4,476)	(3.1)
Fleet and other	5,507	1,195	4,312	360.8

Total revenues	993,320	848,533	144,787	17.1
Cost of sales:
New vehicle	443,839	369,979	73,860	20.0
Used vehicle retail	242,894	203,350	39,544	19.4
Used vehicle wholesale	48,363	33,864	14,499	42.8
Service, body and parts	71,868	75,289	(3,421)	(4.5)
Fleet and other	4,708	481	4,227	878.8

Total cost of sales	811,672	682,963	128,709	18.8

Gross profit	181,648	165,570	16,078	9.7
Asset impairment charges	14,751	5,197	9,554	183.8
Selling, general and administrative	145,852	137,912	7,940	5.8
Depreciation and amortization	9,151	8,060	1,091	13.5

Operating income	11,894	14,401	(2,507)	(17.4)
Floorplan interest expense	(5,318)	(5,575)	(257)	(4.6)
Other interest expense	(7,117)	(7,348)	(231)	(3.1)
Other income, net	283	1,422	(1,139)	(80.1)

Income (loss) from continuing operations before taxes	(258)	2,900	(3,158)	(108.9)
Income tax expense (benefit)	(187)	1,145	(1,332)	(116.3)

Income (loss) from continuing operations	$(71)	$1,755	$(1,826)	(104.0)

Certain key performance metrics used to manage our business were as follows for the three and six-month periods ended June 30, 2010 and 2009:

Three Months Ended June 30, 2010	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	50.3%	8.2%	23.1%
Used vehicle, retail	27.5	14.5	22.2
Used vehicle, wholesale	4.8	1.2	0.2
Finance and insurance(1)	3.0	100.0	17.0
Service, body and parts	13.5	49.1	37.0
Fleet and other	0.9	9.5	0.5

Three Months Ended June 30, 2009	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	47.7%	8.2%	20.1%
Used vehicle, retail	28.5	14.5	21.2
Used vehicle, wholesale	4.1	0.2	0.2
Finance and insurance(1)	3.3	100.0	17.2
Service, body and parts	16.3	48.8	40.9
Fleet and other	0.1	57.3	0.4

Six Months Ended June 30, 2010	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	48.8%	8.4%	22.3%
Used vehicle, retail	28.5	14.1	21.9
Used vehicle, wholesale	4.8	1.4	0.5
Finance and insurance(1)	3.1	100.0	17.0
Service, body and parts	14.2	49.0	37.9
Fleet and other	0.6	14.5	0.4

Six Months Ended June 30, 2009	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	47.6%	8.4%	20.6%
Used vehicle, retail	27.7	13.6	19.3
Used vehicle, wholesale	4.2	1.2	0.3
Finance and insurance(1)	3.3	100.0	17.1
Service, body and parts	17.1	48.2	42.3
Fleet and other	0.1	59.7	0.4

(1)	Commissions reported net of anticipated cancellations.

	Three Months Ended June 30,
	2010	2009
Total gross margin	17.9%	19.5%
Selling, general and administrative expenses as a % of gross profit	78.1	79.8
Operating margin	0.6	2.2
Pre-tax margin	(0.5)	0.9

	Six Months Ended June 30,
	2010	2009
Total gross margin	18.3%	19.5%
Selling, general and administrative expenses as a % of gross profit	80.3	83.3
Operating margin	1.2	1.7
Pre-tax margin	0.0	0.3

To improve the visibility of selling, general and administrative expenses as a percentage of gross profit, operating margin and pre-tax margin, which are a core part of our business, the non-GAAP financial measures below demonstrate these percentages assuming certain non-core charges related to asset impairments, gains on sale of assets and lease and severance reserves are excluded. We believe that this non-GAAP financial measure improves the transparency of our disclosure, by providing period-to-period comparability of our results from core business operations (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Selling, General and Administrative
As reported	$74,813	$68,854	$145,852	$137,912
Disposal gain (loss)	(2)	—	365	—
Reserve adjustments	(1,076)	—	(1,334)	—

Adjusted	$73,735	$68,854	$144,883	$137,912

As a % of revenue
As reported	14.0%	15.5%	14.7%	16.3%
Adjusted	13.8	15.5	14.6	16.3

As a % of gross profit
As reported	78.1%	79.8%	80.3%	83.3%
Adjusted	77.0	79.8	79.8	83.3

Operating Income
As reported	$3,268	$9,946	$11,894	$14,401
Asset impairments and disposal gains, net	13,262	3, 680	14,451	5,760
Reserve adjustments	1,076	—	1,334	—

Adjusted	$17,606	$13,626	$27,679	$20,161

As a % of revenue
As reported	0.6%	2.2%	1.2%	1.7%
Adjusted	3.3	3.1	2.8	2.4

Income (Loss) from Continuing Operations Before Income Taxes
As reported	$(2,613)	$4,173	$(258)	$2,900
Asset impairments and disposal gains, net	13,262	3,680	14,451	5,760
Reserve adjustments	1,076	—	1,334	—
Gain on extinguishment of debt	—	(231)	—	(1,317)

Adjusted	$11,725	$7,622	$15,527	$7,343

As a % of revenue
As reported	(0.5)%	0.9%	—%	0.3%
Adjusted	2.2	1.7	1.6	0.9

Same-store sales percentage increases (decreases) were as follows:

Three months ended June 30, 2010 vs. three months ended June 30, 2009
New vehicle retail, excluding fleet	26.3%
Used vehicle retail	15.0
Used vehicle wholesale	42.1
Total vehicle sales, excluding fleet	23.1
Finance and insurance	15.2
Service, body and parts	(0.2)
Total sales, excluding fleet	19.1

Six months ended June 30, 2010 vs. Six months ended June 30, 2009
New vehicle retail, excluding fleet	19.3%
Used vehicle retail	18.3
Used vehicle wholesale	41.6
Total vehicle sales, excluding fleet	20.1
Finance and insurance	7.5
Service, body and parts	(3.1)
Total sales, excluding fleet	15.7

Same-store sales are calculated for stores that were in operation as of June 30, 2010, and only include the months of operations for both comparable periods. For example, a store acquired in March 2009 would be included in same store operating data beginning in April 2010, after its first complete comparable month of operations. Thus, operating results for same store comparisons would include only the periods of April through December of both comparable years.

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

The following table details the carrying costs for new vehicles and includes new and program vehicle floorplan interest net of floorplan assistance earned (dollars in thousands):

	Three Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Floorplan interest expense (new vehicles)	$2,567	$2,664	$(97)	(3.6)%
Floorplan assistance (included in cost of sales)	(2,432)	(2,344)	88	3.8

Net new vehicle carrying costs	$135	$320	$(185)	(57.8)

	Six Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Floorplan interest expense (new vehicles)	$5,318	$5,575	$(257)	(4.6)%
Floorplan assistance (included in cost of sales)	(4,559)	(4,476)	83	1.9

Net new vehicle carrying costs	$759	$1,099	$(340)	(30.9)

Results of Operations

For the three months ended June 30, 2010, we realized a reported net loss of $(1.7) million, or $(0.07) per diluted share. For the three months ended June 30, 2009, we realized a reported net income of $3.7 million, or $0.17 per diluted share.

For the six months ended June 30, 2010, we realized a reported net loss of $(0.5) million, or $(0.02) per diluted share. For the six months ended June 30, 2009, we realized a reported net income of $5.0 million, or $0.24 per diluted share.

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

The following table reconciles certain reported GAAP amounts, net of tax, per the Statements of Operations to the comparable non-GAAP income (loss) amounts, net of tax (in thousands, except per share amounts):

	Three Months Ended June 30,
	Income (loss)		Diluted income (loss) per share
	2010	2009	2010	2009
Continuing Operations
As reported	$(1,514)	$2,539	$(0.06)	$0.12
Asset impairments and disposal gains, net	8,046	2,057	0.31	0.10
Reserve adjustments	561	—	0.02	—
Gain on extinguishment of debt	—	(38)	—	—

Adjusted	$7,093	$4,558	$0.27	$0.22

Discontinued Operations
As reported	$(205)	$1,124	$(0.01)	$0.05
Impairments and disposal (gain) loss, net	163	(1,869)	0.01	(0.09)

Adjusted	$(42)	$(745)	$—	$(0.04)

Consolidated Operations
As reported	$(1,719)	$3,663	$(0.07)	$0.17

Adjusted	$7,051	$3,813	$0.27	$0.18

	Six Months Ended June 30,
	Income (loss)		Diluted income (loss) per share
	2010	2009	2010	2009
Continuing Operations
As reported	$(71)	$1,755	$—	$0.08
Asset impairments and disposal gains, net	8,777	3,431	0.34	0.16
Reserve adjustments	725	—	0.03	—
Gain on extinguishment of debt	—	(812)	—	(0.04)

Adjusted	$9,431	$4,374	$0.37	$0.20

Discontinued Operations
As reported	$(381)	$3,237	$(0.02)	$0.16
Impairments and disposal (gain) loss, net	173	(5,421)	0.01	(0.26)

Adjusted	$(208)	$2,184	$(0.01)	$(0.10)

Consolidated Operations
As reported	$(452)	$4,992	$(0.02)	$0.24

Adjusted	$9,223	$2,190	$0.36	$0.10

New Vehicle Revenues

(Dollars in thousands)	Three Months Ended June 30,			%
	2010	2009	Increase	Increase
Revenue	$268,721	$211,760	$56,961	26.9%
Retail units sold	8,678	7,110	1,568	22.1
Average selling price per retail unit	$30,966	$29,783	$1,183	4.0

(Dollars in thousands)	Six Months Ended June 30,			%
	2010	2009	Increase	Increase
Revenue	$484,338	$404,066	$80,272	19.9%
Retail units sold	15,562	13,501	2,061	15.3
Average selling price per retail unit	$31,123	$29,929	$1,194	4.0

New vehicle sales have been at historic lows over the past two years, driven by weak consumer confidence and a lack of available credit. The second quarter of 2010 has continued the trend of incremental improvement over the anemic sales levels experienced during the current economic recession. We believe that the new vehicle market has stabilized and will improve slightly through the end of 2010.

Used Vehicle Revenues

(Dollars in thousands)	Three Months Ended June 30,			%
	2010	2009	Increase	Increase
Retail revenue	$146,836	$126,256	$20,580	16.3%
Retail units sold	8,667	7,761	906	11.7
Average selling price per retail unit	$16,942	$16,268	$674	4.1

Wholesale revenue	$25,570	$17,751	$7,819	44.0
Wholesale units sold	3,305	3,107	198	6.4
Average selling price per wholesale unit	$7,737	$5,713	$2,024	35.4

(Dollars in thousands)	Six Months Ended June 30,			%
	2010	2009	Increase	Increase
Retail revenue	$282,735	$235,345	$47,390	20.1%
Retail units sold	16,878	14,879	1,999	13.4
Average selling price per retail unit	$16,752	$15,817	$935	5.9
Wholesale revenue	$49,035	$34,264	$14,771	43.1
Wholesale units sold	6,591	6,279	312	5.0
Average selling price per wholesale unit	$7,440	$5,457	$1,983	36.3

Used vehicle retail unit sales have increased as consumers opt to purchase used vehicles instead of new vehicles, and as we increase the number of lower-price, higher-margin older used cars we sell. Average selling prices per retail unit have increased due to fewer late model used cars on the market, reducing supply and increasing used vehicle pricing. We have focused our store personnel on maximizing retail used vehicle sales and reducing the number of used vehicles we wholesale after acquiring via trade-in. We have also increased the number of late-model, higher cost cars we wholesale when we believe the likelihood of a quick retail sale is low. We have achieved a used retail to new vehicle sales ratio at 1.1:1 for the first six months of 2010.

Finance and Insurance

(Dollars in thousands)	Three Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenue	$16,274	$14,857	$1,417	9.5%
Revenue per retail unit	$938	$999	$(61)	(6.1)

(Dollars in thousands)	Six Months Ended June 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Revenue	$30,912	$28,394	$2,518	8.9%
Revenue per retail unit	$953	$1,000	$(47)	(4.7)

The increases in finance and insurance sales were primarily due to more vehicles sold in the first six months of 2010 compared to the first six months of 2009. Penetration rates were relatively flat in the comparable periods. On a per unit basis, revenue declined primarily due to a change in mix toward lower priced contracts. Also, financing restrictions on the overall loan amount to vehicle invoice cost, which can impact the ability of customers to finance as many of the ancillary products we offer, contributed to the decline in revenue per unit. Additionally, as we focus on selling more lower-priced, older used cars, we have less incremental finance and insurance opportunity due to the price of the vehicle and fewer available warranty coverage options.

During the first quarter of 2009, we discontinued the transfer of the obligation related to most of our lifetime lube, oil and filter insurance contracts to a third party. As a result, beginning March 1, 2009, we no longer recognize revenue related to earned commissions at the inception of the contract but, instead, defer the full sale price of the contract and recognize the revenue over the expected life of the contract as services are provided. This change improves our cash position as we retain 100% of the contract sales price, but defers the recognition of the revenues to later periods. Assuming we did not self-insure these contracts, our revenue per retail unit would have been higher by approximately $60 per vehicle and $73 per vehicle for the three months ended June 30, 2010 and 2009, respectively, and by $70 per vehicle and $52 per vehicle for the six months ended June 30, 2010 and 2009, respectively.

Penetration rates for certain products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Finance and insurance	70%	69%	69%	70%
Service contracts	40	41	41	42
Lifetime oil change and filter	34	36	34	35

Service, Body and Parts Revenue

(Dollars in thousands)	Three Months Ended June 30,			%
	2010	2009	Decrease	Decrease
Revenue	$71,996	$72,312	$(316)	(0.4)%

(Dollars in thousands)	Six Months Ended June 30,			%
	2010	2009	Decrease	Decrease
Revenue	$140,793	$145,269	$(4,476)	(3.1)%

The declines in new vehicle sales in 2008 and 2009 have reduced the number of units-in-operation, particularly for the domestic automotive manufacturers. This lack of late-model vehicles in operation has put downward pressure on warranty work and the opportunity to sell ancillary services during this captive customer visit. To a lesser extent, declining consumer confidence has caused customers to defer maintenance work and routine servicing for longer periods of time. We have focused on increasing customer pay service and parts business to offset these trends.

Warranty work accounted for approximately 17.4% and 18.0%, respectively, of our same-store service, body and parts sales in the three- and six-month periods ended June 30, 2010 compared to 19.3% and 19.7%, respectively, in the three- and six-month periods ended June 30, 2009. Same-store warranty sales were down 10.0% and 11.8%, respectively, in the three- and six-month periods ended June 30, 2010 compared to the same periods of 2009. Domestic brand warranty work decreased by 21.6% and 22.8%, respectively, while import/luxury warranty work increased by 7.1% and 3.9%, respectively, mainly related to Toyota, during the three- and six-month periods ended June 30, 2010 compared to the same periods in 2009. The customer pay service and parts business, which represented 82.6% and 82.0%, respectively of the total service, body and parts business in the three- and six-month periods ended June 30, 2010, was up 2.1% and down 1.0%, respectively, on a same-store basis compared to the same periods in 2009.

Gross Profit

Gross profit increased $9.5 million and $16.1 million, respectively, in the three- and six-month periods ended June 30, 2010 compared to the same periods of 2009 due to increases in total revenues, offset by decreases in our overall gross profit margin. Our gross profit margin by business line was as follows:

			Basis
	Three Months Ended June 30,		Point Change*
	2010	2009
New vehicle	8.2%	8.2%	-bp
Retail used vehicle	14.5	14.5	—
Wholesale used vehicle	1.2	0.2	100
Finance and insurance	100.0	100.0	—
Service, body and parts	49.1	48.8	30
Overall	17.9	19.5	(160)

	Six Months Ended June 30,		Basis Point Change*
	2010	2009
New vehicle	8.4%	8.4%	-bp
Retail used vehicle	14.1	13.6	50
Wholesale used vehicle	1.4	1.2	20
Finance and insurance	100.0	100.0	—
Service, body and parts	49.0	48.2	80
Overall	18.3	19.5	(120)

*	A basis point is equal to 1/100th of one percent.

During 2010, we continue to focus attention on maximizing retail profit opportunities on each transaction. We are also adjusting our used vehicle inventories to respond to shifts in consumer demand. We continue to increase sales to customers seeking lower priced vehicles, improving gross margins and resulting in a shift in the types of vehicles we choose to dispose of via wholesale vehicle sales. These factors led to improved gross profit margins in our retail used vehicle business line. We had a greater proportion of higher-margin service work in the service, body and parts business, leading to increases in margin compared to the prior year periods. Overall, as retail vehicle sales increased, gross margin declined due to service, body and parts comprising a smaller percentage of total sales.

Asset Impairment Charges

Long-lived assets classified as held and used and definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. An estimate of future undiscounted net cash flows associated with the long-lived assets is used to determine if the carrying value of the assets is recoverable. An impairment charge is recorded for the amount the carrying value of the asset exceeds its fair value.

Our portfolio of real estate includes properties held for future development, comprised of undeveloped land and vacant facilities. The undeveloped land was purchased in connection with our planned development of stand-alone used vehicle stores or to relocate existing new vehicle stores in certain markets. In 2008, our plans to develop the land were placed on hold until economic conditions improved. The vacant facilities are a result of the bankruptcy reorganization of Chrysler and GM that terminated certain stores we operated, or through our election to close certain underperforming locations. We believe many of these locations are best utilized for retail automotive purposes reflective of our intended use and construction specifications.

In the fourth quarter of 2009, we completed an equity offering. One of the intended uses of the proceeds was and remains to fund potential acquisitions. Following the equity offering, we considered various strategies to convert our properties held for future development into operational assets. We ultimately concluded the best alternative was to seek new vehicle franchises that could be acquired and located in our properties. We began an exhaustive search to identify and ultimately acquire franchises in these markets.

By the end of the second quarter of 2010, we evaluated the results of our comprehensive search and we determined that we would be unable to acquire franchises at reasonable prices to mitigate the continued holding costs of the facilities. We also determined that development opportunities for our undeveloped land would not be realizable within a short to medium-term time period. In addition, through the first half of 2010, we experienced various macroeconomic and industry specific factors which influenced our decision to modify our disposition strategy.

At the end of 2009, the projected rate of annualized United States new vehicle sales was forecasted to recover from the extremely low levels experienced in 2009 to a more robust level in 2010, with some analysts projecting as many as 13 million new vehicles sold in the year. However, as 2010 has progressed, the current annualized new vehicle sales levels have been revised down to around an 11.5 million unit range, and projections for the year 2011 and beyond have become more uncertain with respect to the pace at which a return to the higher sales levels experienced until 2007 will occur, if at all.

The closure of a number of automotive retail locations due both to the economic downturn and as a result of the termination of franchises by major domestic manufacturers in connection with their bankruptcy proceedings has created an oversupply of vacant dealership properties across the United States. At current sales levels, the existing automotive dealership network retains a significant idle capacity, which reduces the need for additional retail space provided by vacant dealership sites or by developing new sites. It has become apparent in 2010 that this oversupply of dealer capacity may take a significantly longer period to be absorbed than previously thought.

Additionally, much of the improvement in demand for properties held for future development is tied to a broader economic recovery. Retailers and other commercial users who are willing and able to make the often significant capital investment these properties require must feel more optimistic about the outlook for the future. While the economy has improved from the unprecedented depressed levels experienced in 2009, the longer-term outlook remains cautious. Anemic growth of economic activity out of the recession, a reduction in outlook for GDP growth by economists, persistently high unemployment rates, and the European credit crisis are impacting consumer confidence and delaying the expected rebound of the U.S. economy. The prospects for a quick recovery are low, with many predicting a long, slow recovery that may not reach levels experienced in the past decade for the foreseeable future.

Also, the relative financial condition of regional banks, many of which carry significant quantities of non-performing assets or other owned real estate, remains tenuous. As a result, their inability or unwillingness to finance the purchase of commercial properties for potential buyers significantly reduces the demand and opportunities for us to sell our holdings at reasonable prices. Overall, availability of credit for prospective buyers remains tight compared to historical levels, reducing the potential pool of buyers to only the most creditworthy market participants.

In the markets where our properties are located, we have experienced a large supply of vacant dealership sites, commercial real estate in general and available land for commercial and retail development, which allows prospective buyers a number of choices and increases price pressure. In evaluating broader commercial real estate trends, the supply of commercial real estate failed to decrease in the first half of the year and continues to significantly outstrip current demand. Sales activity remains limited given diverging price expectations by buyers and sellers. When sales do take place, the realized prices are often lower than in prior periods, reflecting the financially distressed nature of the seller and/or the leveraged negotiating position of the buyer.

As a result of these various considerations, we changed our strategy regarding our real estate held for development. Previously, we contemplated disposition in the normal course of business under a highest and best use scenario allowing for a “market reasonable” marketing period. In the second quarter of 2010, we adopted a strategy focused on a more immediate disposition to potential buyers meeting broader needs and characteristics, including a different commercial retail use, allowing for the redeployment of the invested capital to higher-growth potential opportunities within our business.

In the second quarter of 2010, we experienced an increase in sales interest by prospective buyers; although offers were made at prices significantly lower than we anticipated. In certain cases, these offers were made at amounts that we consider to be significantly lower than the value of these properties from a long-term income approach at their highest and best use. Also in some cases, the offers represented amounts less than current replacement cost. However, given the prospect of accepting these offers and affecting a quick sale, or alternatively continuing the capital investment in these non-operational properties for a longer period until we or other market participants can find a suitable operational use for these properties, we decided to accept certain offers and redeploy the capital elsewhere.

As a result of the above factors, we believe events and circumstances indicated the carrying amount of our non-operational assets may no longer be recoverable at June 30, 2010, triggering an interim impairment test on the totality of our portfolio of such assets. In connection with the impairment test, we recorded an impairment of $13.3 million in the second quarter of 2010, and $14.8 million in the six-month period ended June 30, 2010.

As additional market information becomes available and negotiations with prospective buyers continue, estimated fair market values of our properties may change. These changes may result in the recognition of additional losses in future periods.

Impairment charges recorded in the second quarter and first six months of 2009 were associated with assets previously classified as held for sale. As a result of their reclassification in the fourth quarter of 2009 and first quarter of 2010, the associated impairment charges were reclassified from discontinued operations to continuing operations as a component of asset impairment charges.

Asset impairments recorded as a component of continuing operations consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Intangible assets	$—	$—	$—	$250
Long-lived assets	13,260	3,066	14,751	4,746
Costs to sell	—	454	—	201

Total asset impairments	$13,260	$3,520	$14,751	$5,197

In addition, we recorded impairment charges on certain other assets of $0.4 million for the six months ended June 30, 2009, as a component of selling, general and administrative expense.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

SG&A increased $6.0 million and $7.9 million in the three- and six-month periods ended June 30, 2010 compared to same periods of 2009. Most of these increases were due to higher variable costs as sales volumes increased. However, part of the increases were a result of approximately $1.1 million in reserve adjustments related to a severance package and certain vacant leased facilities.

We believe SG&A as a percentage of revenue and gross profit is a key metric in evaluating our performance. Given the associated non-core charges related to the reserve adjustments discussed above, we have included an adjusted SG&A percentage calculation assuming the reserve adjustments are excluded. We believe that this non-GAAP financial measure improves the transparency of our disclosure, by providing period-to-period comparability of our results from core business operations. For a reconciliation of this non-GAAP financial measure, please see the “Results of Continuing Operations” section above.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
SG&A as a % of revenue	14.0%	15.5%	14.7%	16.3%
SG&A as a % of gross profit	78.1	79.8	80.3	83.3

Adjusted SG&A as a % of revenue	13.8%	15.5%	14.6%	16.3%
Adjusted SG&A as a % of gross profit	77.0	79.8	79.8	83.3

The increases (decreases) in dollars spent were primarily due to the following:

Three months ended June 30, 2010 vs. three months ended June 30, 2009
Increase related to salaries, bonuses and benefits	$3.4 million
Decrease related to sale of assets	(0.6) million
Increase related to advertising expenses	2.0 million
Increase related to workers compensation insurance	0.6 million
Decrease related to insurance expenses	(1.0) million
Increase in other general expenses	1.6 million

$6.0 million

Six months ended June 30, 2010 vs. six months ended June 30, 2009
Increase related to salaries, bonuses and benefits	$4.6 million
Increase related to sale of assets	0.3 million
Increase related to advertising expenses	3.3 million
Increase related to workers compensation insurance	0.6 million
Decrease related to insurance expenses	(1.7) million
Increase in other general expenses	0.8 million

$7.9 million

Depreciation and Amortization

Depreciation – Buildings is comprised of depreciation expense related to buildings and significant remodels or betterments. Depreciation and Amortization – Other, is comprised of depreciation expense related to furniture, tools and equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

Depreciation and amortization increased $0.4 million and $1.1 million in the three- and six-month periods ended June 30, 2010 compared to the same periods of 2009 due primarily to facilities previously classified as held for sale in 2009 and now reclassified as held and used depreciating in the current periods compared to the prior periods.

Operating Income

Operating income in the three- and six-month periods ended June 30, 2010 was 0.6% and 1.2%, respectively, of revenue compared to 2.2% and 1.7%, respectively, in the comparable periods of 2009.

Adjusting for asset impairments, offset by gains on disposal of assets, and expenses related to reserves, operating income in the three- and six-month periods ended June 30, 2010, was 3.3% and 2.8%, respectively, of revenue compared to 3.1% and 2.4%, respectively, in the comparable periods of 2009. For a reconciliation of this non-GAAP financial measure, please see the “Results of Continuing Operations” section above.

Floorplan Interest Expense

Floorplan interest expense decreased $0.1 million and $0.3 million in the three- and six-month periods ended June 30, 2010 compared to the same periods of 2009. A decrease of $0.5 million and $1.1 million resulted from decreases in the average outstanding balances of our floorplan facilities. These decreases were offset by increases of $0 and $0.4 million, respectively, from changes in the average interest rates on our floorplan facilities. Changes from interest rate swaps resulted in increases of $0.4 million in both the three- and six-month periods ended June 30, 2010 compared to the same periods of 2009.

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle lines of credit. It also included interest on our senior subordinated convertible notes in the first half of 2009.

With the repurchase of our convertible notes in 2009 and the reduction of outstanding amounts on our credit facility, other interest expense mainly related to mortgages in the first two quarters of 2010. Mortgage interest expense for the three- and six-month periods ended June 30, 2010 was $3.4 million and $6.8 million, respectively, compared to $2.7 million and $5.4 million for the same periods in 2009, respectively.

Other interest expense also increased due to a reduction in capitalized interest recorded on construction projects. For the three- and six-month periods ended June 30, 2010, we recorded no capitalized interest compared to $0.3 and $0.7 million, respectively, for the same periods in 2009.

Income Tax Expense

Our effective income tax rate was 42.1% and 72.5% for the three- and six-month periods ended June 30, 2010, respectively, compared to 39.2% and 39.5%, respectively, in the comparable periods of 2009. The increases in the effective income rate were due to the effect of non-deductible items given our proximity to breakeven as a result of asset impairment charges. For the full year 2010, we anticipate our income tax rate to be approximately 41.1%.

Liquidity and Capital Resources

Principal Needs

Our principal needs for liquidity and capital resources are for capital expenditures, working capital, dividend payments, stock repurchases and debt repayment. Historically, we have also used capital resources to fund our acquisitions.

We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements, financing of real estate and the proceeds from public equity and private debt offerings to finance operations and expansion. In addition, during the first six months of 2010, we generated $16.1 million through the sale of assets and stores and the issuance of long-term debt, net of unscheduled long-term debt repayments.

We have a $75 million Credit Facility with U.S. Bank National Association, which expires June 30, 2013. The facility was undrawn at the end of the second quarter of 2010. At June 30, 2010, we had approximately $15.4 million in cash and cash equivalents and $31.6 million in unfinanced new vehicles that could be financed immediately for cash. These amounts of available liquidity, combined with projections for future cash flows, are expected to be more than sufficient to fund our operations and capital needs through at least June 30, 2011.

Summary of Outstanding Balances on Credit Facilities

Interest rates on all of our credit facilities, excluding the effects of our interest rate swaps, ranged from 2.0% to 5.0% at June 30, 2010. Amounts outstanding on the lines at June 30, 2010, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at June 30, 2010	Remaining Availability at June 30, 2010
New and program vehicle lines	$234,878	$—	(1)
Working capital, acquisition and used vehicle credit facility	—	71,197	(2)(3)

	$234,878	$71,197

(1)	There are no formal limits on the new and program vehicle lines with certain lenders, and we had approximately $31.6 million in unfinanced new vehicles at June 30, 2010.

(2)	Reduced by $1.4 million for outstanding letters of credit.
(3)	The amount available on the line is limited based on a borrowing base calculation and fluctuates monthly.

Working Capital, Acquisition and Used Vehicle Credit Facility

We have a $75 million Credit Facility with U.S. Bank National Association, which expires June 30, 2013. We believe the Credit Facility continues to be an attractive source of financing given the current cost and availability of credit alternatives. With the execution of the 11th amendment in July 2010, the interest rate on the Credit Facility is the 1-month LIBOR plus 2.35%.

Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property and other intangible personal property. Real estate, capital stock and other equity interests of our subsidiary stores and certain other subsidiaries are excluded. The lender’s security interest in new vehicle inventory is subordinated to the interests of floorplan financing lenders, including GMAC LLC, Daimler Financial, Toyota Financial Services, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC.

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

The Credit Facility stipulates the following financial covenants:

•	a minimum tangible net worth requirement of $200 million;
•	a minimum vehicle equity requirement of $65 million;
•	a fixed charge coverage ratio of 1.15:1 through June 30, 2010 and 1.20:1 for periods thereafter; and
•	a liabilities to tangible net worth ratio not to exceed 4.00:1.

As of June 30, 2010, our tangible net worth was approximately $261.3 million, our vehicle equity was $148.1 million, our fixed charge coverage ratio was 1.52:1 and our liabilities to tangible net worth was 2.31:1. Accordingly, we were in compliance with the Credit Facility financial covenants.

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

(In thousands)	Six Months Ended June 30,
	2010	2009
As Reported
Cash flow from (used in) operations	$(6,758)	$74,316
Change in flooring notes payable: non-trade	23,854	(25,502)

Adjusted	$17,096	$48,814

As Reported
Cash flow from (used in) financing	$8,193	$(80,978)
Change in flooring notes payable: non-trade	(23,854)	25,502

Adjusted	$(15,661)	$(55,476)

Inventories and Flooring Notes Payable

Our days supply of new vehicles at June 30, 2010 was 16 days below our five year historical June 30 balances and 21 days below our December 31, 2009 levels. The decrease compared to December 31, 2009 was a result of increased sales, as well as a more disciplined approach to stocking inventories. Our new vehicle floorplan notes payable increased to $234.9 million at June 30, 2010 from $210.5 million at December 31, 2009. New vehicles are financed at approximately 100% of invoice cost.

Our days supply of used vehicles at June 30, 2010 was seven days below our five year historical June 30 balances and three days below our December 31, 2009 balances. We continue to focus on stocking more higher-mileage, lower-cost vehicles to match consumer preference and to provide opportunities for incremental sales. We believe our current used vehicle inventory levels are appropriate given our projected sales volumes and the shift in consumer demand away from new vehicles.

Dividends and Share Repurchases

On April 29, 2010, our Board of Directors declared a dividend of $0.05 per share on our Class A and Class B common stock, related to the first quarter of 2010, which totaled $1.3 million and was paid on May 28, 2010. On July 29, 2010, our Board of Directors declared a dividend of $0.05 per share on our Class A and Class B common stock, related to the second quarter of 2010, which totaled approximately $1.3 million and will be paid on August 27, 2010. Management evaluates performance and makes a recommendation on dividend payments on a quarterly basis.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through June 30, 2010, we have purchased a total of 479,731 shares under this program, none of which were purchased during 2010. We may continue to repurchase shares from time to time in the future as conditions warrant.

Capital Commitments

We had no capital commitments at June 30, 2010. We have approximately $15.6 million in capital expenditures we are considering for various remodeling projects and equipment upgrades over the next one to three years. These projects are still in the planning state or are awaiting approval from manufacturers. We will continue to evaluate the advisability of the expenditures given the current economic environment and anticipate a prudent approach to future capital commitments.

In the event we undertake a significant capital commitment in the future, we expect to pay for the construction out of existing cash balances, construction financing and borrowings on our credit facility. Upon completion of a major projects, we would anticipate securing longer-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended, although no assurances can be provided that these financings will be available to us in sufficient amounts or on terms acceptable to us.

We anticipate approximately $1.4 million in non-financeable capital expenditures in the next one to three years for various facilities and other construction projects currently under consideration. Non-financeable capital expenditures are defined as minor upgrades to existing facilities, minor leasehold improvements, the percentage of major construction typically not financed by commercial mortgage debt, and purchases of furniture and equipment. We will continue to evaluate the advisability of the expenditures given the current weak economic environment, and anticipate a prudent approach to future capital commitments.

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

At June 30, 2010 the self-insured medical plan reserve, net of payments made in the period, totaled $2.3 million, and was included in accrued liabilities on our Consolidated Balance Sheets. A 10% increase in claims experience would result in additional self-insured medical reserves of $0.2 million at June 30, 2010.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of matters arising in the normal course of business or the proceeding described below will have a material adverse effect on our business, results of operations, financial condition or cash flows.

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against Lithia (Dunham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney’s fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs’ request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. We have filed a motion requesting reconsideration of this class certification, but the arbitrator died before issuing his opinion. The reconsideration sought a ruling whether these employees or some of these employees are exempt from the applicable state law that provides for the payment of overtime under certain circumstances. The replacement arbitrator has now been appointed and ruled to remove approximately 30 service and parts managers from the case. A class action opt-out notice was mailed to the service and parts employees in October 2009. Lithia and the plaintiffs have agreed to conduct the arbitration in two parts. The first arbitration will determine if liability exists for Lithia. This arbitration is scheduled for September 27, 2010. If the outcome of this arbitration determines that valid claims exist, a second arbitration will be conducted to determine the amount of damages, if any.

We intend to vigorously defend the matter noted above, and to assert available defenses. We cannot make an estimate of the likelihood of negative judgment in the case at this time and estimate our range of exposure to be between $0 and $1.5 million. The ultimate resolution of the above noted case is not expected to result in any significant settlement amounts. However, the resolution of the matter cannot be predicted with certainty, and an unfavorable resolution of the matter could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2009 includes a detailed discussion of our risk factors. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the Securities and Exchange Commission on March  3, 2010.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lithia Motors, Inc. - Corrected (filed as Exhibit 3.2 to Form 10-K filed March 16, 2009 and incorporated herein by reference).

10.1	Lithia Motors, Inc. Amended and Restated 2003 Stock Incentive Plan (filed as Exhibit 10.1 to Form 10-Q filed April 30, 2010 and incorporated herein by reference).

10.2	10th Amendment to Loan Agreement with U.S. Bank National Association (filed as Exhibit 10.1 to Form 8-K filed June 30, 2010 and incorporated herein by reference).

10.3	Separation, Consulting and Release Agreement with Jeffrey B. DeBoer (filed as Exhibit 99.1 to Form 8-K filed June 14, 2010).

10.4	11th Amendment to Loan Agreement with U.S. Bank National Association.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2010	LITHIA MOTORS, INC.

	By	/s/Sidney B. DeBoer
Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

	By	/s/Jeffrey B. DeBoer
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)