Form 10-Q
period 2010-09-30
LITHIA MOTORS INC
filed 2010-10-29
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Registrant’s telephone number, including area code: 541-776-6401

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	22,405,133
Class B common stock without par value	3,762,231
(Class)	(Outstanding at October 29, 2010)

LITHIA MOTORS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$15,301	$12,776
Contracts in transit	28,649	21,940
Trade receivables, net of allowance for doubtful accounts of $269 and $218	41,235	30,157
Inventories, net	392,906	328,726
Vehicles leased to others	8,253	7,384
Prepaid expenses and other	2,269	5,387
Deferred income taxes	790	—
Assets held for sale	—	11,693

Total Current Assets	489,403	418,063

Land and buildings, net of accumulated depreciation of $29,420 and $25,495	313,290	326,625
Equipment and other, net of accumulated depreciation of $62,250 and $57,979	49,700	59,429
Goodwill	6,186	—
Intangible assets, net of accumulated amortization of $110 and $93	45,299	42,496
Other non-current assets	8,817	7,752
Deferred income taxes	42,394	40,735

Total Assets	$955,089	$895,100

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$67,750	$68,907
Floorplan notes payable: non-trade	156,199	141,581
Current maturities of line of credit	—	24,000
Current maturities of other long-term debt	14,898	14,303
Trade payables	24,957	18,782
Accrued liabilities	59,793	47,518
Deferred income taxes	—	1,036
Liabilities related to assets held for sale	—	5,050

Total Current Liabilities	323,597	321,177

Real estate debt, less current maturities	237,056	230,265
Other long-term debt, less current maturities	42,733	2,800
Deferred revenue	19,963	17,981
Other long-term liabilities	17,257	15,839

Total Liabilities	640,606	588,062

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 22,324 and 22,036	283,275	280,880
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	10,644	10,501
Accumulated other comprehensive loss	(5,676)	(3,850)
Retained earnings	25,772	19,039

Total Stockholders’ Equity	314,483	307,038

Total Liabilities and Stockholders’ Equity	$955,089	$895,100

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Revenues:
New vehicle sales	$293,237	$266,769	$777,575	$670,835
Used vehicle sales	189,667	150,080	521,437	419,689
Finance and insurance	18,928	15,704	49,840	44,098
Service, body and parts	77,733	74,538	218,526	219,807
Fleet and other	3,122	895	8,629	2,090

Total revenues	582,687	507,986	1,576,007	1,356,519
Cost of sales:
New vehicle sales	269,018	242,963	712,857	612,942
Used vehicle sales	166,368	130,322	457,625	367,536
Service, body and parts	39,673	38,611	111,541	113,900
Fleet and other	2,684	597	7,392	1,078

Total cost of sales	477,743	412,493	1,289,415	1,095,456

Gross profit	104,944	95,493	286,592	261,063
Asset impairment charges	—	1,967	14,751	7,164
Selling, general and administrative	77,468	71,557	223,320	209,469
Depreciation - buildings	1,556	1,189	4,723	3,590
Depreciation and amortization - other	2,682	2,694	8,666	8,353

Operating income	23,238	18,086	35,132	32,487
Other income (expense):
Floorplan interest expense	(3,085)	(3,053)	(8,403)	(8,628)
Other interest expense	(3,725)	(3,291)	(10,842)	(10,639)
Other income, net	73	25	356	1,447

Total other expense	(6,737)	(6,319)	(18,889)	(17,820)

Income from continuing operations before income taxes	16,501	11,767	16,243	14,667
Income tax expense	(6,709)	(4,792)	(6,522)	(5,937)

Income from continuing operations, net of tax	9,792	6,975	9,721	8,730
Income (loss) from discontinued operations, net of tax	—	(1,262)	(381)	1,975

Net income	$9,792	$5,713	$9,340	$10,705

Basic income per share from continuing operations	$0.37	$0.33	$0.37	$0.42
Basic income (loss) per share from discontinued operations	—	(0.06)	(0.01)	0.09

Basic net income per share	$0.37	$0.27	$0.36	$0.51

Shares used in basic per share calculations	26,120	21,165	26,011	21,000

Diluted income per share from continuing operations	$0.37	$0.33	$0.37	$0.41
Diluted income (loss) per share from discontinued operations	—	(0.06)	(0.01)	0.10

Diluted net income per share	$0.37	$0.27	$0.36	$0.51

Shares used in diluted per share calculations	26,328	21,448	26,191	21,124

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$9,340	$10,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairments	14,751	7,164
Depreciation and amortization	13,389	11,943
Depreciation and amortization within discontinued operations	8	509
Amortization of debt discount	—	48
Stock-based compensation	1,450	1,584
Gain on early extinguishment of debt	—	(1,317)
(Gain) loss on disposal of other assets	(59)	332
(Gain) loss from disposal activities within discontinued operations	294	(8,314)
Deferred income taxes	(2,610)	1,006
Excess tax (benefit) deficits from share-based payment arrangements	(89)	45
(Increase) decrease, net of effect of acquisitions and divestitures:
Trade receivables, net	(11,045)	11,032
Contracts in transit	(6,709)	8,900
Inventories	(55,359)	167,545
Vehicles leased to others	(1,870)	696
Prepaid expenses and other	2,564	19,136
Other non-current assets	(1,124)	7
(Increase) decrease, net of effect of acquisitions and divestitures:
Floorplan notes payable	2,338	(170,803)
Trade payables	6,167	(431)
Accrued liabilities	11,181	4,680
Other long-term liabilities and deferred revenue	623	9,016

Net cash provided by (used in) operating activities	(16,760)	73,483

Cash flows from investing activities:
Capital expenditures:
Non-financeable	(2,519)	(4,446)
Financeable	(1,170)	(14,920)
Proceeds from sale of other assets	9,879	8,978
Cash paid for acquisitions, net of cash acquired	(23,691)	—
Proceeds from sale of stores	941	26,607
Principal payments received on notes receivable	62	—

Net cash provided by (used in) investing activities	(16,498)	16,219

Cash flows from financing activities:
Flooring notes payable: non-trade	13,807	7,384
Borrowings on lines of credit	40,000	44,000
Repayments on lines of credit	(24,000)	(110,000)
Principal payments on long-term debt, scheduled	(6,119)	(14,423)
Principal payments on long-term debt and capital leases, other	(34,543)	(67,809)
Proceeds from issuance of long-term debt	47,820	42,904
Proceeds from issuance of common stock	2,155	1,796
Repurchase of common stock	(819)	(1)
Excess tax benefit (deficits) from share-based payment arrangements	89	(45)
Dividends paid	(2,607)	—

Net cash provided by (used in) financing activities	35,783	(96,194)

Increase (decrease) in cash and cash equivalents	2,525	(6,492)

Cash and cash equivalents:
Beginning of period	12,776	10,874

End of period	$15,301	$4,382

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,008	$23,787
Cash paid (refunded) during the period for income taxes, net	3,215	(15,464)

Supplemental schedule of non-cash investing and financing activities:
Floorplan debt acquired in connection with acquisitions	$1,856	$—
Acquisition of assets with capital leases	62	5
Flooring debt paid in connection with store disposals	2,134	25,895
Debt issued in connection with acquisitions	63	—

The accompanying notes are an integral part of these consolidated statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed consolidated financial statements contain unaudited information as of September 30, 2010 and for the three- and nine-month periods ended September 30, 2010 and 2009. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements include all adjustments necessary for a fair presentation of the information when read in conjunction with our 2009 audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2009 is derived from our 2009 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2009 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Concentrations of Risk and Uncertainties Regarding Manufacturers

We purchase substantially all of our new vehicles and inventory from various manufacturers at the prevailing prices charged by auto makers to all franchised dealers. Our overall sales could be impacted by the auto manufacturers’ inability or unwillingness to supply our stores with an adequate supply of popular models.

We enter into agreements (“Franchise Agreements”) with the manufacturers. Each Franchise Agreement generally limits the location of the store and provides the auto manufacturer approval rights over changes in store management and ownership. The auto manufacturers are also entitled to terminate the Franchise Agreement if a store is in material breach of the terms. Our ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional stores, which may be withheld depending on the performance of our existing stores of that brand.

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles and related financing. Our Chrysler, General Motors (“GM”) and Ford (collectively, the “Domestic Manufacturers”) stores represented approximately 30%, 18% and 6% of our new vehicle sales for the nine months ended September 30, 2010, respectively, and approximately 30%, 18% and 5% for all of 2009, respectively.

We receive incentives from our manufacturers, including rebates, cash allowances, financing programs, discounts, holdbacks and other incentive consideration. These incentives are recorded as receivables on our balance sheet until payment is received. Our financial condition could be materially adversely impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives at substantially similar terms, or to pay our outstanding receivables. Total receivables from Domestic Manufacturers were $9.1 million and $7.2 million as of September 30, 2010 and December 31, 2009, respectively.

We currently have relationships with a number of manufacturers or their affiliated finance companies, including Ally Bank (formerly GMAC LLC), Daimler Financial, Toyota Financial Services, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC. These companies provide retail vehicle financing for our customers and provide us new vehicle floorplan financing for their respective brands. Ally

Bank serves as the primary lender for all other brands. At September 30, 2010, Ally Bank was the floorplan provider on approximately 69% of the floorplan notes payable outstanding. Certain of these companies have incurred significant losses and are operating under financial constraints. Other companies may incur losses in the future or undergo funding limitations. As a result, credit that has typically been extended to us by the companies may be modified with terms unacceptable to us or revoked entirely. If these events were to occur, we may not be able to pay our floorplan debts or borrow sufficient funds to refinance the vehicles. Even if new financing were available, it may not be on terms acceptable to us.

Most manufacturers are experiencing reduced sales due to the continued stressed economy. Many have disclosed substantial operating losses over the recent past. Two of these manufacturers, Chrysler and GM, filed a petition for Chapter 11 bankruptcy protection in the second quarter of 2009. Both succeeded in receiving approval for the transfer and sale of key operating assets into new companies with reduced debt, improved operating efficiencies, new ownership and resized operations.

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

Federal legislation was passed in December 2009 which provided Chrysler and GM dealers who were terminated or who had signed wind-down letters in the manufacturer bankruptcy process the opportunity to pursue reinstatements through an arbitration proceeding. The legislation instructed that the arbitrator, under the auspices of the American Arbitration Association, balance the economic interest of the dealership, the economic interest of the manufacturer, and the economic interest of the public at large and decide, based upon that balancing, whether or not the dealership should be reinstated into the applicable manufacturer’s dealer network.

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

While New Chrysler and GM have both emerged from bankruptcy protection and completed their reorganizations, and much of the near-term risk to the viability of the suppliers has been mitigated, the future remains uncertain. The success of the reorganizations and New Chrysler’s integration with Fiat S.p.A., are unknown. The future financial condition of GM and New Chrysler, and their ability to provide products that result in sales and profits consistent with historical results is at risk. Resizing operations could negatively impact the volume of vehicles produced and made available to dealers. Shortages in inventory for any manufacturer as a result of production delays, recalls or other factors could also have a negative impact on our sales volumes and financial results. As such, no assurances can be given that our financial condition, results of operations and cash flows will not be adversely impacted in the future.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. The cost of new and used vehicle inventories includes the cost of dealer installed accessories, reconditioning and transportation. Inventories consisted of the following (in thousands):

	September 30, 2010	December 31, 2009
New and program vehicles	$286,086	$238,814
Used vehicles	85,204	70,819
Parts and accessories	21,616	19,093

	$392,906	$328,726

Note 3. Credit Facility Amendment

In January 2010, we executed the eighth amendment to our Credit Facility, which increased the amount allowable for letters of credit to $2.0 million. In February 2010, we executed the ninth amendment to our Credit Facility, which altered the definition of vehicle equity in the agreement to allow more vehicles to be included in the borrowing base calculation.

In June 2010, we executed the tenth amendment to our Credit Facility. This amendment increased our borrowing capacity by $25 million in available credit for a total amount up to $75 million, extended the maturity date to June 30, 2013 and decreased the interest rate on the credit facility to the 1-month LIBOR plus 2.75%. Additionally, this amendment increased the amount of total funded debt we may carry from $260 million to $310 million. Our financial covenant related to vehicle equity was increased from a minimum of $45 million to a minimum of $65 million. In July 2010 we executed the eleventh amendment to the Credit Facility, which lowered the interest rate on the line to 1-month LIBOR plus 2.35%.

We had $40.0 million and $24.0 million outstanding on our Credit Facility as of September 30, 2010 and December 31, 2009, respectively.

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

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against Lithia (Dunham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney’s fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs’ request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. We have filed a motion requesting reconsideration of this class certification, but the arbitrator died before issuing his opinion. The reconsideration sought a ruling whether these employees or some of these employees are exempt from the applicable state law that provides for the payment of overtime under certain circumstances. The replacement arbitrator has now been appointed and ruled to remove approximately 30 service and parts managers from the case. A class action opt-out notice was mailed to the service and parts employees in October 2009. Lithia and the plaintiffs have agreed to conduct the arbitration in two parts. The first arbitration will determine if liability exists for Lithia. This arbitration was conducted on September 27, 2010, and we are currently awaiting a decision. If the outcome of this arbitration determines that valid claims exist, a second arbitration will be conducted to determine the amount of damages, if any.

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

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) for the three- and nine-month periods ended September 30, 2010 and 2009 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income	$9,792	$5,713	$9,340	$10,705
Cash flow hedges:
Derivative gain (loss), net of tax effect of $168, $380, $1,122 and $(816), respectively	(272)	(618)	(1,826)	1,373

Total comprehensive income	$9,520	$5,095	$7,514	$12,078

Note 6. 2003 Stock Incentive Plan

At our 2010 Annual Meeting of Shareholders held in April 2010, our shareholders amended and restated the 2003 Stock Incentive Plan (the “2003 Plan”), increasing the number of shares issuable by 600,000 shares to 2,800,000 shares.

Note 7. Reclassifications

The results of operations of stores classified as discontinued operations have been presented on a comparable basis for all periods presented in the accompanying consolidated statements of operations. See also Note 14.

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

Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options and other grants is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

Except with respect to voting rights, the rights of the holders of our Class A and Class B common stock are identical. Our Restated Articles of Incorporation require that the Class A and Class B common stock must share equally in any dividends, liquidation proceeds or other distribution with respect to our common stock and the Articles of Incorporation can only be amended by a vote of the shareholders. Additionally, Oregon law provides that amendments to our Articles of Incorporation, which would have the effect of adversely altering the rights, powers or preferences of a given class of stock, must be approved by the class of stock adversely affected by the proposed amendment. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

Following is a reconciliation of the income (loss) from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS from continuing operations for the three- and nine-month periods ended September 30, 2010 and 2009 (in thousands, except per share amounts):

Three Months Ended September 30,	2010		2009
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$8,382	$1,410	$5,735	$1,240
Distributed income applicable to common stockholders	(1,119)	(188)	—	—

Basic undistributed income from continuing operations applicable to common stockholders	$7,263	$1,222	$5,735	$1,240

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,358	3,762	17,403	3,762

Basic income per share applicable to common stockholders	$0.37	$0.37	$0.33	$0.33
Basic distributed income per share applicable to common stockholders	(0.05)	(0.05)	—	—

Basic undistributed income per share applicable to common stockholders	$0.32	$0.32	$0.33	$0.33

Three Months Ended September 30,	2010		2009
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$(1,119)	$(188)	$—	$—
Reallocation of earnings as a result of conversion of dilutive stock options	(1)	1	—	—
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	(187)	—	—	—

Diluted distributed income applicable to common stockholders	$(1,307)	$(187)	$—	$—

Undistributed income from continuing operations applicable to common stockholders	$7,263	$1,222	$5,735	$1,240
Reallocation of earnings as a result of conversion of dilutive stock options	10	(10)	16	(16)
Reallocation of undistributed income due to conversion of Class B to Class A	1,212	—	1,224	—

Diluted undistributed income from continuing operations applicable to common stockholders	$8,485	$1,212	$6,975	$1,224

Denominator:
Weighted average number of shares outstanding used to calculate basic income (loss) per share	22,358	3,762	17,403	3,762
Weighted average number of shares from stock options	208	—	283	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted income per share	26,328	3,762	21,448	3,762

Diluted income per share applicable to common stockholders	$0.37	$0.37	$0.33	$0.33
Diluted distributed income per share applicable to common stockholders	(0.05)	(0.05)	—	—

Diluted undistributed income per share applicable to common stockholders	$0.32	$0.32	$0.33	$0.33

Three Months Ended September 30,	2010		2009
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	708	—	808	—

Nine Months Ended September 30,	2010		2009
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$8,315	$1,406	$7,166	$1,564
Distributed income applicable to common stockholders	(2,230)	(377)	—	—

Basic undistributed income from continuing operations applicable to common stockholders	$6,085	$1,029	$7,166	$1,564

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,249	3,762	17,238	3,762

Basic income per share applicable to common stockholders	$0.37	$0.37	$0.42	$0.42
Basic distributed income per share applicable to common stockholders	(0.10)	(0.10)	—	—

Basic undistributed income per share applicable to common stockholders	$0.27	$0.27	$0.42	$0.42

Nine Months Ended September 30,	2010		2009
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$(2,230)	$(377)	$—	$—
Reallocation of distributed income as a result of conversion of dilutive stock options	(3)	3	—	—
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	(374)	—	—	—

Diluted distributed income applicable to common stockholders	$(2,607)	$(374)	$—	$—

Undistributed income from continuing operations applicable to common stockholders	$6,085	$1,029	$7,166	$1,564
Reallocation of undistributed income as a result of conversion of dilutive stock options	7	(7)	9	(9)
Reallocation of undistributed income due to conversion of Class B to Class A	1,022	—	1,555	—

Diluted undistributed income from continuing operations applicable to common stockholders	$7,114	$1,022	$8,730	$1,555

Nine Months Ended September 30,	2010		2009
Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,249	3,762	17,238	3,762

Weighted average number of shares from stock options	180	—	124	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted income per share	26,191	3,762	21,124	3,762

Diluted income per share available to common stockholders	$0.37	$0.37	$0.41	$0.41
Diluted distributed income per share applicable to common stockholders	(0.10)	(0.10)	—	—

Diluted undistributed income per share applicable to common stockholders	$0.27	$0.27	$0.41	$0.41

Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
2 7/8% convertible senior subordinated notes	—	—	429	—
Shares issuable pursuant to stock options not included since they were antidilutive	725	—	1,438	—

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

Our portfolio of real estate includes properties held for future development, comprised of undeveloped land and vacant facilities. The undeveloped land was purchased in connection with our planned development of stand-alone used vehicle stores or to relocate existing new vehicle stores in certain markets. In 2008, our plans to develop the land were placed on hold until economic conditions improved. The vacant facilities are a result of the bankruptcy reorganization of Chrysler and GM, which terminated certain stores we operated, or through our election to close certain underperforming locations. We believe many of these locations are best utilized for retail automotive purposes reflective of our intended use and construction specifications.

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

At the end of 2009, the projected rate of annualized United States new vehicle sales was forecasted to recover from the extremely low levels experienced in 2009 to a more robust level in 2010, with some analysts projecting as many as 13 million new vehicles sold in the year. However, as 2010 has progressed, the current annualized new vehicle sales levels have been revised down to approximately an 11.5 million unit range, and projections for the year 2011 and beyond have become more uncertain with respect to the pace at which a return to the higher sales levels experienced until 2007 will occur, if at all.

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

In the markets where our properties are located, we have experienced a large supply of vacant dealership sites, commercial real estate in general and available land for commercial and retail development, which allows prospective buyers a number of choices and increases price pressure. In evaluating broader commercial real estate trends, the supply of commercial real estate failed to decrease in the first half of the year and continues to significantly outstrip current demand. Sales activity remains limited given diverging price expectations by buyers and sellers. When sales do occur, the realized prices are often lower than in prior periods, reflecting the financially distressed nature of the seller and/or the leveraged negotiating position of the buyer.

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

In the second quarter of 2010, we experienced an increase in sales interest by prospective buyers; although offers were made at prices significantly lower than we anticipated. In certain cases, these offers were made at amounts that we consider to be significantly lower than the value of these properties from a long-term income approach at their highest and best use. Also in some cases, the offers represented amounts less than current replacement cost. However, given the prospect of accepting these offers and effecting a quick sale, or alternatively continuing the capital investment in these non-operational properties for a longer period until we or other market participants can find a suitable operational use for these properties, we decided to accept certain offers and redeploy the capital elsewhere.

As a result of the above factors, we believe events and circumstances indicated the carrying amount of our non-operational assets may no longer be recoverable at June 30, 2010, triggering an interim impairment test on the totality of our portfolio of such assets. In connection with the impairment test, we recorded an impairment of $13.3 million in the second quarter of 2010.

In the third quarter of 2010, we closed on the sale of three non-operating properties at or above the then current carrying value. In addition, we are in advanced negotiations on the sale of several additional non-operating properties at prices at or above the current carrying value. As a result of these developments, no additional impairment charges were recorded in the three-month period ended September 30, 2010 and a total of $14.8 million was recorded in the nine-month period ended September 30, 2010, as a component of asset impairment charges on our Consolidated Statements of Operations.

As additional market information becomes available and negotiations with prospective buyers continue, estimated fair market values of our properties may change. These changes may result in the recognition of additional impairment charges in future periods.

Impairment charges recorded in the three and nine-months ended September 30, 2009, were associated with assets previously classified as held for sale. As a result of their reclassification in the fourth quarter of 2009 and first quarter of 2010, the associated impairment charges were reclassified from discontinued operations to continuing operations as a component of asset impairment charges. In addition, we recorded impairment charges on certain land and buildings of $1.0 million for the nine months ended September 30, 2009, as a component of selling, general and administrative expense.

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

At September 30, 2010 and December 31, 2009, the net fair value of all of our agreements totaled a loss of $10.4 million and $6.9 million, respectively, which was recorded on our balance sheet as a component of accrued liabilities and other long-term liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months was $3.1 million at September 30, 2010.

As of September 30, 2010, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

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

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at September 30, 2010 was 0.256% per annum, as reported in the Wall Street Journal.

The fair value of our derivative instruments was included in our balance sheet as follows:

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	Location in Balance Sheet	September 30, 2010	Location in Balance Sheet	September 30, 2010
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$3,092
	Other non-current assets	—	Other long-term liabilities	7,274

		$—		$10,366

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	Location in Balance Sheet	December 31, 2009	Location in Balance Sheet	December 31, 2009
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$1,668
	Other non-current assets	—	Other long-term liabilities	5,212

		$—		$6,880

The effect of derivative instruments on our Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2010 and 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended September 30, 2010
Interest Rate Swap Contracts	$(1,132)	Floorplan Interest expense	$(692)	Floorplan Interest expense	$(903)

Three Months Ended September 30, 2009
Interest Rate Swap Contracts	$(2,018)	Floorplan Interest expense	$(1,020)	Floorplan Interest expense	$(76)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Three Months Ended September 30, 2010
Interest Rate Swap Contracts	Floorplan interest expense	$—

Three Months Ended September 30, 2009
Interest Rate Swap Contracts	Floorplan interest expense	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Nine Months Ended September 30, 2010
Interest Rate Swap Contracts	$(5,164)	Floorplan Interest expense	$(2,216)	Floorplan Interest expense	$(1,390)

Nine Months Ended September 30, 2009
Interest Rate Swap Contracts	$(748)	Floorplan Interest expense	$(2,937)	Floorplan Interest expense	$320

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
Nine Months Ended September 30, 2010
Interest Rate Swap Contracts	Floorplan interest expense	$—

Nine Months Ended September 30, 2009
Interest Rate Swap Contracts	Floorplan interest expense	$(6)

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

There were no changes to our valuation techniques during the nine-month period ended September 30, 2010.

There were no non-financial assets and liabilities measured at fair value at September 30, 2010, other than the option to purchase two of our stores provided to one of our executives in 2009, the value of which is estimated to be insignificant at September 30, 2010, based on the current and future expected performance of these stores (Level 3 input). The following table summarizes our non-financial assets and liabilities measured at fair value at December 31, 2009 (in thousands):

	December 31, 2009
	Fair Value	Input Level
Assets held for sale	$11,693	Level 3
Liabilities related to assets held for sale	5,050	Level 3
Franchise value	1,691	Level 3
Long-lived assets	52,419	Level 3

The following tables summarize valuation adjustments recorded in our Consolidated Statements of Operations on non-financial assets measured and recorded at fair value on a non-recurring basis for the three-month period ended September 30, 2009 and the nine-month periods ended September 30, 2010 and 2009 (in thousands):

There were no valuation adjustments recorded for the three-month period ended September 30, 2010.

Three Months Ended September 30, 2009	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Gain/(Loss)
Assets held for sale	$—	$—	$124,845	$(2,633)

Valuation adjustments recorded in the three-months ended September 30, 2009 for assets held for sale totaled $2.6 million. $2.0 million was included as a component of asset impairment charges and $0.6 million was included as a component of income (loss) from discontinued operations, net of tax, in our Consolidated Statements of Operations. See also Note 14.

Nine Months Ended September 30, 2010	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Gain/(Loss)
Long-lived assets held and used:
Building and improvements	$—	$—	$23,559	$(8,573)
Land	$—	$—	$13,499	$(6,178)

Nine Months Ended September 30, 2009	Fair Value Measurement Using
	Level 1	Level 2	Level 3	Gain/(Loss)
Assets held for sale	$—	$—	$124,845	$(8,729)

Valuation adjustments recorded in the nine-months ended September 30, 2009 for assets held for sale totaled $8.7 million. Of this amount, $7.2 million was included as a component of asset impairment charges and $1.5 million was included as a component of income (loss) from discontinued operations, net of tax, in our Consolidated Statements of Operations. See also Note 14.

We had $147.4 million and $162.4 million of long-term fixed interest rate debt outstanding as of September 30, 2010 and December 31, 2009, respectively. As of September 30, 2010, this debt had maturity dates between November 2011 and October 2029. We calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration, the fixed cash flows are discounted and summed to compute the fair value of the debt. Based on this analysis, we have determined that the fair value of this long-term fixed interest rate debt was approximately $160.5 million and $166.8 million at September 30, 2010 and December 31, 2009, respectively. We believe the carrying value of our variable rate debt approximates fair value.

Note 13. Acquisitions

On July 19, 2010, we acquired the inventory, equipment, intangible assets and certain reserves related to Honda of Bend and agreed to the transfer of Chevrolet and Cadillac brands from Bob Thomas Chevrolet Cadillac, both located in Bend, Oregon. On August 9, 2010, we acquired the inventory, equipment, real estate, intangible assets and certain reserves related to Toyota of Billings from Prestige Toyota, located in Billings, Montana. Consideration paid for acquisitions totaled $25.5 million, of which $23.7 million was paid in cash and $1.8 million was financed through a floorplan credit facility. The fair values of assets acquired and liabilities assumed are not material to our Consolidated Balance Sheets. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

Note 14. Discontinued Operations

We perform an internal evaluation of our store performance, on a store-by-store basis, in the last month of each quarter. If a store does not meet certain return on investment criteria established by our management team, the location is included on a “watch list” and is considered for potential disposition. Factors we consider in reaching the conclusion to dispose of a store include: (i) operating results of the store over a predetermined period of time subsequent to placing the store on the “watch list,” including prospects for improved financial performance; (ii) extent of capital improvements and commitments thereto necessary to optimize operational efficiencies and marketability of the associated franchise; (iii) outlook as to the economic prospects for the local market and viability of the franchise within that market; and (iv) geographic location and franchise mix of our portfolio.

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

If we determine the above criteria have been met, we classify the store assets to be disposed of, and liabilities directly associated with those assets, as held for sale in our Consolidated Balance Sheets.

We reclassify the store’s operations to discontinued operations in our Consolidated Statements of Operations, on a comparable basis for all periods presented, provided we do not expect to have any significant continuing involvement in the store’s operations after its disposal.

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

As of September 30, 2010 and December 31, 2009, we had no assets classified and two stores and three properties classified, respectively, as held for sale. Assets held for sale included the following (in thousands):

	September 30, 2010	December 31, 2009
Inventories	$—	$8,098
Property, plant and equipment	—	3,572
Intangible assets	—	23

	$—	$11,693

Liabilities related to assets held for sale included the following (in thousands):

	September 30, 2010	December 31, 2009
Floorplan notes payable	$—	$2,888
Real estate debt	—	2,162

	$—	$5,050

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue	$—	$13,601	$6,002	$88,549

Pre-tax loss from discontinued operations	$—	$(1,514)	$(341)	$(5,202)
Gain (loss) on disposal activities	—	(799)	(294)	8,313

	—	(2,313)	(635)	3,111
Income tax benefit (expense)	—	1,051	254	(1,136)

Income (loss) from discontinued operations, net of income tax benefit	$—	$(1,262)	$(381)	$1,975

Amount of goodwill and other intangible assets disposed of	$—	$—	$—	$1,037

Cash generated from disposal activities	$—	$4,556	$941	$26,607

The gain (loss) on disposal activities included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Goodwill and other intangible assets	$—	$261	$—	$11,259
Property, plant and equipment	—	(108)	(210)	(1,230)
Inventory	—	(414)	—	945
Other	—	(538)	(84)	(2,661)

	$—	$(799)	$(294)	$8,313

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base. Interest expense included as a component of discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Flooring interest	$—	$40	$51	$408
Other interest	—	552	69	1,949

Total interest	$—	$592	$120	$2,357

Note 15. Self-Insured Medical Plan Coverage

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

At September 30, 2010, the self-insured medical plan reserve, net of payments made in the period, totaled $1.1 million, and was included in accrued liabilities on our Consolidated Balance Sheets.

Note 16. Severance Reserve

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

As a result of this agreement, we recorded a reserve totaling $0.7 million in the second quarter of 2010 as a component of Selling, General and Administrative expense on our Consolidated Statements of Operations. No amounts had been paid as of September 30, 2010.

Note 17. Share Repurchases

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through September 30, 2010, we have purchased a total of 580,624 shares under this program, 100,893 of which were purchased in 2010 for an average price of $7.88 per share. As of September 30, 2010, 419,376 shares remained available for purchase pursuant to this program. We may continue to repurchase shares from time to time in the future as conditions warrant.

Note 18. Subsequent Event

Common Stock Dividend

On October 27, 2010, we announced that our Board of Directors approved a dividend of $0.05 per share on our Class A and Class B common stock for the third quarter of 2010. The dividend will total approximately $1.3 million and will be paid on November 26, 2010 to shareholders of record on November 12, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

Some of the statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Part II - Other Information, Item 1A. in this Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and the Company’s other filings with the SEC.

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

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of October 29, 2010, we offered 26 brands of new vehicles and all brands of used vehicles in 85 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks, replacement parts, provide vehicle maintenance, warranty, paint and repair services and arrange related financing, service contracts, protection products and credit insurance.

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

Results of Continuing Operations

The results of operations of stores classified as discontinued operations have been presented on a comparable basis for all periods presented in the accompanying consolidated statements of operations. The following tables set forth the changes in our operating results from continuing operations in the three and nine-month periods ended September 30, 2010 compared to the three- and nine-month periods ended September 30, 2009:

(Dollars in thousands)	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Revenues:
New vehicle	$293,237	$266,769	$26,468	9.9%
Used vehicle retail	158,798	129,857	28,941	22.3
Used vehicle wholesale	30,869	20,223	10,646	52.6
Finance and insurance	18,928	15,704	3,224	20.5
Service, body and parts	77,733	74,538	3,195	4.3
Fleet and other	3,122	895	2,227	248.8

Total revenues	582,687	507,986	74,701	14.7
Cost of sales:
New vehicle	269,018	242,963	26,055	10.7
Used vehicle retail	135,533	110,115	25,418	23.1
Used vehicle wholesale	30,835	20,207	10,628	52.6
Service, body and parts	39,673	38,611	1,062	2.8
Fleet and other	2,684	597	2,087	349.6

Total cost of sales	477,743	412,493	65,250	15.8

Gross profit	104,944	95,493	9,451	9.9
Asset impairment charges	—	1,967	(1,967)	(100.0)
Selling, general and administrative	77,468	71,557	5,911	8.3
Depreciation and amortization	4,238	3,883	355	9.1

Operating income	23,238	18,086	5,152	28.5
Floorplan interest expense	(3,085)	(3,053)	32	1.0
Other interest expense	(3,725)	(3,291)	434	13.2
Other income, net	73	25	48	192.0

Income from continuing operations before taxes	16,501	11,767	4,734	40.2
Income tax expense	(6,709)	(4,792)	1,917	40.0

Income from continuing operations	$9,792	$6,975	$2,817	40.4

(Dollars in thousands)	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Revenues:
New vehicle	$777,575	$670,835	$106,740	15.9%
Used vehicle retail	441,533	365,202	76,331	20.9
Used vehicle wholesale	79,904	54,487	25,417	46.6
Finance and insurance	49,840	44,098	5,742	13.0
Service, body and parts	218,526	219,807	(1,281)	(0.6)
Fleet and other	8,629	2,090	6,539	312.9

Total revenues	1,576,007	1,356,519	219,488	16.2
Cost of sales:
New vehicle	712,857	612,942	99,915	16.3
Used vehicle retail	378,427	313,465	64,962	20.7
Used vehicle wholesale	79,198	54,071	25,127	46.5
Service, body and parts	111,541	113,900	(2,359)	(2.1)
Fleet and other	7,392	1,078	6,314	585.7

Total cost of sales	1,289,415	1,095,456	193,959	17.7

Gross profit	286,592	261,063	25,529	9.8
Asset impairment charges	14,751	7,164	7,587	105.9
Selling, general and administrative	223,320	209,469	13,851	6.6
Depreciation and amortization	13,389	11,943	1,446	12.1

Operating income	35,132	32,487	2,645	8.1
Floorplan interest expense	(8,403)	(8,628)	(225)	(2.6)
Other interest expense	(10,842)	(10,639)	203	1.9
Other income, net	356	1,447	(1,091)	(75.4)

Income from continuing operations before taxes	16,243	14,667	1,576	10.7
Income tax expense	(6,522)	(5,937)	585	9.9

Income from continuing operations	$9,721	$8,730	$991	11.4

Certain key performance metrics used to manage our business were as follows for the three- and nine-month periods ended September 30, 2010 and 2009:

Three Months Ended September 30, 2010	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	50.3%	8.3%	23.1%
Used vehicle retail	27.3	14.7	22.2
Used vehicle wholesale	5.4	0.1	0.0
Finance and insurance(1)	3.2	100.0	18.0
Service, body and parts	13.3	49.0	36.3
Fleet and other	0.5	14.0	0.4

Three Months Ended September 30, 2009	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	52.5%	8.9%	24.9%
Used vehicle retail	25.6	15.2	20.7
Used vehicle wholesale	3.9	0.1	0.1
Finance and insurance(1)	3.1	100.0	16.4
Service, body and parts	14.7	48.2	37.6
Fleet and other	0.2	33.3	0.3

Nine Months Ended September 30, 2010	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit
New vehicle	49.3%	8.3%	22.6%
Used vehicle retail	28.0	14.3	22.0
Used vehicle wholesale	5.1	0.9	0.3
Finance and insurance(1)	3.2	100.0	17.4
Service, body and parts	13.9	49.0	37.3
Fleet and other	0.5	14.3	0.4

Nine Months Ended September 30, 2009	Percent of Total Revenues	Gross Margin	Percent of Total Gross Profit

New vehicle	49.5%	8.6%	22.2%
Used vehicle retail	26.9	14.2	19.8
Used vehicle wholesale	3.9	0.8	0.1
Finance and insurance(1)	3.3	100.0	16.9
Service, body and parts	16.2	48.2	40.6
Fleet and other	0.2	48.4	0.4

(1)	Commissions reported net of anticipated cancellations.

Same-store sales percentage increases (decreases) were as follows:

Three months ended September 30, 2010 vs. three months ended September 30, 2009
New vehicle retail, excluding fleet	8.0%
Used vehicle retail	19.8
Used vehicle wholesale	51.8
Total vehicle sales, excluding fleet	13.8
Finance and insurance	18.8
Service, body and parts	2.5
Total sales, excluding fleet	12.2

Nine months ended September 30, 2010 vs. nine months ended September 30, 2009
New vehicle retail, excluding fleet	14.8%
Used vehicle retail	18.8
Used vehicle wholesale	45.4
Total vehicle sales, excluding fleet	17.7
Finance and insurance	11.5
Service, body and parts	(1.2)
Total sales, excluding fleet	14.4

Same-store sales are calculated for stores that were in operation as of September 30, 2010, and only include the months of operations for both comparable periods. For example, a store acquired in March 2009 would be included in same store operating data beginning in April 2010, after its first complete comparable month of operations. Thus, operating results for same store comparisons would include only the periods of April through December of both comparable years.

Certain other financial information was as follows:

	Three Months Ended September 30,
	2010	2009
Total gross margin	18.0%	18.8%
Selling, general and administrative expenses as a % of gross profit	73.8	74.9
Operating margin	4.0	3.6
Pre-tax margin	2.8	2.3

	Nine Months Ended September 30,
	2010	2009
Total gross margin	18.2%	19.2%
Selling, general and administrative expenses as a % of gross profit	77.9	80.2
Operating margin	2.2	2.4
Pre-tax margin	1.0	1.1

Results of Operations

For the three months ended September 30, 2010, we realized a reported net income of $9.8 million, or $0.37 per diluted share. For the three months ended September 30, 2009, we realized a reported net income of $5.7 million, or $0.27 per diluted share.

For the nine months ended September 30, 2010, we realized a reported net income of $9.3 million, or $0.36 per diluted share. For the nine months ended September 30, 2009, we realized a reported net income of $10.7 million, or $0.51 per diluted share.

Non-GAAP Financial Measures

Due to the non-core nature of certain non-cash charges related to asset impairments, lease termination and severance reserves, disposal gains and gains on extinguishment of debt, we are providing our results of operations excluding these items. We believe that each of the non-GAAP financial measures provided improves the transparency of our disclosure, by presenting our results that exclude the impact of these items that affect the period-to-period comparability of our core operations. These presentations are not intended to provide selling, general and administrative costs, operating income, income from continuing operations before taxes or net income in accordance with GAAP and should not be considered an alternative to GAAP measures

The following table reconciles certain reported GAAP amounts per the Consolidated Statements of Operations to the comparable non-GAAP income (loss) amounts (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Selling, General and Administrative	2010	2009	2010	2009
As reported	$77,468	$71,557	$223,320	$209,469
Disposal gain (loss)	—	(393)	365	(956)
Lease termination and severance reserves	—	—	(1,334)	—

Adjusted	$77,468	$71,164	$222,351	$208,513

As a % of revenue
As reported	13.3%	14.1	14.2%	15.4%
Adjusted	13.3	14.0	14.1	15.4

As a % of gross profit
As reported	73.8%	74.9%	77.9%	80.2%
Adjusted	73.8	74.5	77.6	79.9

Operating Income
As reported	$23,238	$18,086	$35,132	$32,487
Asset impairments and disposal gains, net	—	2,360	14,451	8,120
Lease termination and severance reserves	—	—	1,334	—

Adjusted	$23,238	$20,446	$50,917	$40,607

As a % of revenue
As reported	4.0%	3.6%	2.2%	2.4%
Adjusted	4.0	4.0	3.2	3.0

	Three Months Ended September 30,		Nine Months Ended September 30,
Income from Continuing Operations Before Income Taxes
As reported	$16,501	$11,767	$16,243	$14,667
Asset impairments and disposal gains, net	—	2,360	14,451	8,120
Lease termination and severance reserves	—	—	1,334	—
Gain on extinguishment of debt	—	—	—	(1,317)

Adjusted	$16,501	$14,127	$32,028	$21,470

As a % of revenue
As reported	2.8%	2.3%	1.0%	1.1%
Adjusted	2.8	2.8	2.0	1.6

	Three Months Ended September 30,
	Income (loss)		Diluted income (loss) per share
Continuing Operations	2010	2009	2010	2009
As reported	$9,792	$6,975	$0.37	$0.33
Asset impairments and disposal gains, net	—	1,571	—	0.07

Adjusted	$9,792	$8,546	$0.37	$0.40

Discontinued Operations
As reported	$—	$(1,262)	$—	$(0.06)
Impairments and disposal loss, net	—	306	—	0.01

Adjusted	$—	$(956)	$—	$(0.05)

Consolidated Operations
As reported	$9,792	$5,713	$0.37	$0.27

Adjusted	$9,792	$7,590	$0.37	$0.35

	Nine Months Ended September 30,
	Income (loss)		Diluted income (loss) per share
Continuing Operations	2010	2009	2010	2009
As reported	$9,721	$8,730	$0.37	$0.42
Asset impairments and disposal gains, net	8,777	5,002	0.34	0.24
Lease termination and severance reserves	725	—	0.03	—
Gain on extinguishment of debt	—	(812)	—	(0.04)

Adjusted	$19,223	$12,920	$0.74	$0.62

Discontinued Operations
As reported	$(381)	$1,975	$(0.01)	$0.09
Impairments and disposal (gain) loss, net	173	(5,115)	—	(0.24)

Adjusted	$(208)	$(3,140)	$(0.01)	$(0.15)

Consolidated Operations
As reported	$9,340	$10,705	$0.36	$0.51

Adjusted	$19,015	$9,780	$0.73	$0.47

New Vehicle Revenues

(Dollars in thousands)	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Revenue	$293,237	$266,769	$26,468	9.9%
Retail units sold	9,232	9,278	(46)	(0.5)
Average selling price per retail unit	$31,763	$28,753	$3,010	10.5

(Dollars in thousands)	Nine Months Ended September 30,			%
	2010	2009	Increase	Increase
Revenue	$777,575	$670,835	$106,740	15.9%
Retail units sold	24,794	22,779	2,015	8.8
Average selling price per retail unit	$31,361	$29,450	$1,911	6.5

New vehicle sales have been at historic lows over the past two years, driven by weak consumer confidence and a lack of available credit. The third quarter of 2010 continued to indicate a transition to a slow recovery. The three months ended September 30, 2010 recovered slower than the first and second quarters of 2010, primarily due to the difficult comparison to the prior year as a result of the Cash for Clunkers program, which provided government sponsored rebates for consumers who elected to purchase a new vehicle with improved fuel economy. We believe that the new vehicle market has stabilized and will continue a slow recovery through the end of 2010.

Used Vehicle Revenues

(Dollars in thousands)	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Retail revenue	$158,798	$129,857	$28,941	22.3%
Retail units sold	9,705	8,000	1,705	21.3
Average selling price per retail unit	$16,362	$16,232	$130	0.8

Wholesale revenue	$30,869	$20,223	$10,646	52.6
Wholesale units sold	4,066	4,178	(112)	(2.7)
Average selling price per wholesale unit	$7,592	$4,840	$2,752	56.9

(Dollars in thousands)	Nine Months Ended September 30,			%
	2010	2009	Increase	Increase
Retail revenue	$441,533	$365,202	$76,331	20.9%
Retail units sold	26,583	22,879	3,704	16.2
Average selling price per retail unit	$16,610	$15,962	$648	4.1

Wholesale revenue	$79,904	$54,487	$25,417	46.6
Wholesale units sold	10,657	10,457	200	1.9
Average selling price per wholesale unit	$7,498	$5,211	$2,287	43.9

Used vehicle retail unit sales have increased as consumers opt to purchase used vehicles instead of new vehicles, and as we increase the number of lower-price, higher-margin older used vehicles we sell. Average selling prices per retail unit have increased due to fewer late model used Cash for Clunkers on the market, reducing supply and increasing the price of these vehicles, which more than offset the additional lower-price vehicles we sold. We have focused our store personnel on maximizing retail used vehicle sales and reducing the number of used vehicles we wholesale after acquiring via trade-in. We have also increased the number of late-model, higher-cost vehicles we wholesale when we believe the likelihood of a quick retail sale is low. We achieved a used retail to new vehicle unit sales ratio at 1.1:1 for the first nine months of 2010.

Finance and Insurance

(Dollars in thousands)	Three Months Ended September 30,			%
	2010	2009	Increase	Increase
Revenue	$18,928	$15,704	$3,224	20.5%
Revenue per retail unit	$1,000	$909	$91	10.0

(Dollars in thousands)	Nine Months Ended September 30,			%
	2010	2009	Increase	Increase
Revenue	$49,840	$44,098	$5,742	13.0%
Revenue per retail unit	$970	$966	$4	0.4

The increases in finance and insurance sales were primarily due to more vehicles sold in the first nine months of 2010 compared to the first nine months of 2009. Additionally, stronger penetration rates for certain products increased revenues. These increases were offset by our focus on selling more lower-priced, older used cars. These vehicles have less incremental finance and insurance opportunity due to the price of the vehicle and fewer available warranty coverage options.

During the first quarter of 2009, we discontinued the transfer of the obligation related to most of our lifetime lube, oil and filter insurance contracts to a third party. As a result, beginning March 1, 2009, we no longer recognize revenue related to earned commissions at the inception of the contract but, instead, defer the full sale price of the contract and recognize the revenue over the expected life of the contract as services are provided. This change improves our cash position as we retain 100% of the contract sales price, but defers the recognition of the revenues to later periods. Assuming we did not self-insure these contracts, our revenue per retail unit would have been higher by approximately $76 per vehicle and $82 per vehicle for the three months ended September 30, 2010 and 2009, respectively, and by $72 per vehicle and $64 per vehicle for the nine months ended September 30, 2010 and 2009, respectively.

Penetration rates for certain products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Finance and insurance	72%	67%	71%	69%
Service contracts	40	40	41	41
Lifetime oil change and filter	34	37	34	35

Service, Body and Parts Revenue

(Dollars in thousands)	Three Months Ended September 30,			%
	2010	2009	Increase	Increase
Revenue	$77,733	$74,538	$3,195	4.3%

(Dollars in thousands)	Nine Months Ended September 30,			%
	2010	2009	Decrease	Decrease
Revenue	$218,526	$219,807	$(1,281)	(0.6)%

The declines in new vehicle sales in 2008 and 2009 reduced the number of units-in-operation, particularly for the domestic automotive manufacturers. This lack of late-model vehicles in operation has put downward pressure on warranty work. To offset these trends, we have focused on increasing customer pay service and parts business.

The customer pay service and parts business, which represented 82.8% and 82.3%, respectively of the total service, body and parts business in the three- and nine-month periods ended September 30, 2010, was up 4.7% and 0.9%, respectively, on a same-store basis compared to the same periods in 2009.

Warranty work accounted for approximately 17.2% and 17.7%, respectively, of our same-store service, body and parts sales in the three- and nine-month periods ended September 30, 2010 compared to 18.9% and 19.4%, respectively, in the three- and nine-month periods ended September 30, 2009. Same-store warranty sales were down 6.7% and 10.1%, respectively, in the three- and nine-month periods ended September 30, 2010 compared to the same periods of 2009. Domestic brand warranty work decreased by 15.1% and 20.2%, respectively, while import/luxury warranty work increased by 5.4% and 4.4%, respectively, mainly related to Toyota, during the three- and nine-month periods ended September 30, 2010 compared to the same periods in 2009.

Gross Profit

Gross profit increased $9.5 million and $25.5 million, respectively, in the three- and nine-month periods ended September 30, 2010 compared to the same periods of 2009 due to increases in total revenues, offset by decreases in our overall gross profit margin. Our gross profit margin by business line was as follows:

	Three Months Ended September 30,		Basis Point Change*
	2010	2009
New vehicle	8.3%	8.9%	(60	) bp
Retail used vehicle	14.7	15.2	(50)
Wholesale used vehicle	0.1	0.1	—
Finance and insurance	100.0	100.0	—
Service, body and parts	49.0	48.2	80
Overall	18.0	18.8	(80)

	Nine Months Ended September 30,		Basis Point Change*
	2010	2009
New vehicle	8.3%	8.6%	(30	) bp
Retail used vehicle	14.3	14.2	10
Wholesale used vehicle	0.9	0.8	10
Finance and insurance	100.0	100.0	—
Service, body and parts	49.0	48.2	80
Overall	18.2	19.2	(100)

*	A basis point is equal to 1/100th of one percent.

During 2010, we continue to focus on maximizing retail profit opportunities on each transaction. Our new and retail used vehicle sales have shifted towards higher-priced vehicles, including trucks, which have lower gross profit margins. We are also adjusting our used vehicle inventories to respond to shifts in consumer demand. We continue to increase sales to customers seeking lower-priced used vehicles, offsetting the trend experienced in retail used vehicle gross profit margins. We had a greater proportion of higher-margin service work in the service, body and parts business, leading to increases in gross profit margin compared to the prior year periods. Overall, as retail new and used vehicle sales increased, gross profit margin declined due to service, body and parts comprising a smaller percentage of total sales.

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

Our portfolio of real estate includes properties held for future development, comprised of undeveloped land and vacant facilities. The undeveloped land was purchased in connection with our planned development of stand-alone used vehicle stores or to relocate existing new vehicle stores in certain markets. In 2008, our plans to develop the land were placed on hold until economic conditions improved. The vacant facilities are a result of the bankruptcy reorganization of Chrysler and GM, which terminated certain stores we operated, or through our election to close certain underperforming locations. We believe many of these locations are best utilized for retail automotive purposes reflective of our intended use and construction specifications.

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

At the end of 2009, the projected rate of annualized United States new vehicle sales was forecasted to recover from the extremely low levels experienced in 2009 to a more robust level in 2010, with some analysts projecting as many as 13 million new vehicles sold in the year. However, as 2010 has progressed, the current annualized new vehicle sales levels have been revised down to approximately an 11.5 million unit range, and projections for the year 2011 and beyond have become more uncertain with respect to the pace at which a return to the higher sales levels experienced until 2007 will occur, if at all.

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

In the second quarter of 2010, we experienced an increase in sales interest by prospective buyers; although offers were made at prices significantly lower than we anticipated. In certain cases, these offers were made at amounts that we consider to be significantly lower than the value of these properties from a long-term income approach at their highest and best use. Also in some cases, the offers represented amounts less than current replacement cost. However, given the prospect of accepting these offers and effecting a quick sale, or alternatively continuing the capital investment in these non-operational properties for a longer period until we or other market participants can find a suitable operational use for these properties, we decided to accept certain offers and redeploy the capital elsewhere.

As a result of the above factors, we believe events and circumstances indicated the carrying amount of our non-operational assets may no longer be recoverable at June 30, 2010, triggering an interim impairment test on the totality of our portfolio of such assets.

In the third quarter of 2010, we closed on the sale of three non-operating properties at or above the current carrying value. In addition, we are in advanced negotiations on the sale of several additional non-operating properties at prices at or above the current carrying value. As a result of these developments, we concluded that a triggering event had not occurred as of September 30, 2010. No additional impairment charges were recorded in the three-month period ended September 30, 2010.

Asset impairments recorded as a component of continuing operations consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Intangible assets	$—	$—	$—	$250
Long-lived assets	—	1,930	14,751	6,676
Costs to sell	—	37	—	238

Total asset impairments	$—	$1,967	$14,751	$7,164

In addition, we recorded impairment charges on certain land and buildings of $1.0 million for the nine months ended September 30, 2009, as a component of selling, general and administrative expense.

As additional market information becomes available and negotiations with prospective buyers continue, estimated fair market values of our properties may change. These changes may result in the recognition of additional asset impairment charges in future periods.

Impairment charges recorded in the three and nine-months ended September 30, 2009, were associated with assets previously classified as held for sale. As a result of their reclassification in the fourth quarter of 2009 and first quarter of 2010, the associated impairment charges were reclassified from discontinued operations to continuing operations as a component of asset impairment charges.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, facility lease expense, advertising (net of manufacturer cooperative advertising credits), legal, accounting, professional services and general corporate expenses.

SG&A increased $5.9 million and $13.9 million in the three- and nine-month periods ended September 30, 2010 compared to same periods of 2009. Most of these increases were due to higher variable costs as sales volumes increased, and due to an increase in advertising spending to increase market share. Part of the increase in the nine-month period was a result of approximately $1.3 million in reserve adjustments recorded in the first and second quarters of 2010 related to a severance package and certain vacant leased facilities.

We believe SG&A as a percentage of revenue and gross profit is a key metric in evaluating our performance. Given the associated non-core charges related to the reserve adjustments discussed above, we have included an adjusted SG&A percentage calculation assuming the reserve adjustments are excluded. We believe that this non-GAAP financial measure improves the transparency of our disclosure, by providing period-to-period comparability of our results from core business operations. For a reconciliation of this non-GAAP financial measure, please see the “Non-GAAP Financial Measures” section above.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
SG&A as a % of revenue	13.3%	14.1%	14.2%	15.4%
SG&A as a % of gross profit	73.8	74.9	77.9	80.2

Adjusted SG&A as a % of revenue	13.3%	14.0%	14.1%	15.4%
Adjusted SG&A as a % of gross profit	73.8	74.5	77.6	79.9

The increases (decreases) in dollars spent were primarily due to the following:

Three months ended September 30, 2010 vs. three months ended September 30, 2009
Increase related to salaries, bonuses and benefits	$2.2 million
Increase related to advertising expenses	2.1 million
Decrease related to rent expense	(0.2) million
Increase in other general expenses	1.8 million

$5.9 million

Nine months ended September 30, 2010 vs. nine months ended September 30, 2009
Increase related to salaries, bonuses and benefits	$7.5 million
Increase related to advertising expenses	5.6 million
Decrease related to facility costs	(0.2) million
Increase in other general expenses	1.0 million

$13.9 million

Depreciation and Amortization

Depreciation – Buildings is comprised of depreciation expense related to buildings and significant remodels or betterments. Depreciation and Amortization – Other, is comprised of depreciation expense related to furniture, tools and equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

Depreciation and amortization increased $0.4 million and $1.4 million in the three- and nine-month periods ended September 30, 2010 compared to the same periods of 2009 due primarily to facilities previously classified as held for sale that, accordingly, were not being depreciated in 2009. The facilities were reclassified from held for sale to held and used in the fourth quarter of 2009 and, accordingly, are being depreciated in the current periods.

Operating Income

Operating income in the three- and nine-month periods ended September 30, 2010 was 4.0% and 2.2%, respectively, of revenue compared to 3.6% and 2.4%, respectively, in the comparable periods of 2009.

Adjusting for asset impairments, offset by gains on disposal of assets, and expenses related to reserves, operating income in the three- and nine-month periods ended September 30, 2010, was 4.0% and 3.2%, respectively, of revenue compared to 4.0% and 3.0%, respectively, in the comparable periods of 2009. For a reconciliation of this non-GAAP financial measure, please see the “Non-GAAP Financial Measures” section above.

Floorplan Interest Expense

Floorplan interest expense was flat and decreased $0.2 million in the three- and nine-month periods ended September 30, 2010 compared to the same periods of 2009. A decrease of $0.1 million and $1.2 million, respectively, resulted from changes in the average outstanding balances of our floorplan facilities. Additionally, changes in the average interest rates on our floorplan facilities decreased the expense $0.3 million and increased the expense $0.1 million, respectively, compared to the same periods of 2009. Changes from interest rate swaps resulted in increases of $0.4 million and $0.9 million, respectively, in the three- and nine-month periods ended September 30, 2010 compared to the same periods of 2009.

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle lines of credit. It also included interest on our senior subordinated convertible notes in the first three quarters of 2009.

With the repurchase of our convertible notes in 2009 and the reduction of outstanding amounts on our credit facility, other interest expense mainly related to mortgages in 2010. Mortgage interest expense for the three- and nine-month periods ended September 30, 2010 was $3.4 million and $10.2 million, respectively, compared to $2.9 million and $8.3 million, respectively, for the same periods in 2009.

Other interest expense also increased due to a reduction in capitalized interest recorded on construction projects. For the three- and nine-month periods ended September 30, 2010, we recorded no capitalized interest compared to $0.3 million and $0.9 million, respectively, for the same periods in 2009.

Income Tax Expense

Our effective income tax rate was 40.7% and 40.2% for the three- and nine-month periods ended September 30, 2010, respectively, compared to 40.7% and 40.5%, respectively, in the comparable periods of 2009. For the full year 2010, we anticipate our income tax rate to be approximately 40.9%.

Liquidity and Capital Resources

Principal Needs

Our principal needs for liquidity and capital resources are for capital expenditures, working capital, dividend payments, acquisitions, stock repurchases and debt repayment.

We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements, financing of real estate and the proceeds from public equity and private debt offerings to finance operations and expansion. In addition, during the first nine months of 2010, we generated $24.1 million through the sale of assets and stores and the issuance of long-term debt, net of unscheduled long-term debt repayments.

We have a $75 million Credit Facility with U.S. Bank National Association, which expires June 30, 2013. As of September 30, 2010, we had $40 million outstanding on this facility.

At September 30, 2010, we had approximately $15.3 million in cash and cash equivalents and $65.2 million in unfinanced new vehicles that could be financed immediately for cash. These amounts of available liquidity, combined with projections for future cash flows, are expected to be more than sufficient to fund our operations and capital needs through the next twelve months.

Summary of Outstanding Balances on Credit Facilities

Interest rates on all of our credit facilities, excluding the effects of our interest rate swaps, ranged from 1.8% to 5.0% at September 30, 2010. Amounts outstanding on the lines at September 30, 2010, together with amounts remaining available under such lines were as follows (in thousands):

	Outstanding at September 30, 2010	Remaining Availability at September 30, 2010
New and program vehicle lines	$223,949	$—	(1)
Working capital, acquisition and used vehicle credit facility	40,000	30,443	(2)(3)

	$263,949	$30,443

(1)	There are no formal limits on the new and program vehicle lines with certain lenders, and we had approximately $65.2 million in unfinanced new vehicles at September 30, 2010.
(2)	Reduced by $1.4 million for outstanding letters of credit.
(3)	The amount available on the line is limited based on a borrowing base calculation and fluctuates monthly.

Working Capital, Acquisition and Used Vehicle Credit Facility

We have a $75 million Credit Facility with U.S. Bank National Association, which expires June 30, 2013. We believe the Credit Facility continues to be an attractive source of financing given the current cost and availability of credit alternatives. The interest rate on the Credit Facility is the 1-month LIBOR plus 2.35%.

Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property and other intangible personal property. Real estate, capital stock and other equity interests of our subsidiary stores and certain other subsidiaries are excluded. The lender’s security interest in new vehicle inventory is subordinated to the interests of floorplan financing lenders, including Ally Bank, Daimler Financial, Toyota Financial Services, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC.

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

The Credit Facility stipulates the following financial covenants:

Debt Covenant Ratios	Requirement	As of September 30, 2010
Minimum tangible net worth	Not less than $200 million	$266.2 million
Vehicle equity	Not less than $65 million	$195.6 million
Fixed charge coverage ratio	Not less than 1.20 to 1	1.60 to 1
Liabilities to tangible net worth ratio	Not more than 4.00 to 1	2.41 to 1

Accordingly, we were in compliance with the Credit Facility financial covenants as of September 30, 2010.

While we expect to remain in compliance with the financial and restrictive covenants in our Credit Facility and other debt agreements, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

New Vehicle Flooring

Ally Bank (previously GMAC LLC), Daimler Financial, Toyota Financial Services, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC provide new vehicle floorplan financing for their respective brands. Ally Bank serves as the primary lenders for all other brands. The new vehicle lines are secured by new vehicle inventory of the stores financed by that lender.

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

(In thousands)	Nine Months Ended September 30,
	2010	2009
As Reported
Cash flow from (used in) operations	$(16,760)	$73,483
Change in floorplan notes payable: non-trade	13,807	7,384

Adjusted	$(2,953)	$80,867

As Reported
Cash flow from (used in) financing	$35,783	$(96,194)
Change in floorplan notes payable: non-trade	(13,807)	(7,384)

Adjusted	$21,976	$(103,578)

Inventories and Floorplan Notes Payable

Our days supply of new vehicles at September 30, 2010 was seven days above our five year historical September 30 balance and six days above our December 31, 2009 level. Prior year inventory levels were unusually low due to the impact of the Cash for Clunkers program and limited supply from domestic manufacturers. Our new vehicle floorplan notes payable increased to $223.9 million at September 30, 2010 from $210.5 million at December 31, 2009. New vehicles are financed at approximately 100% of invoice cost. As of September 30, 2010, we had $65.2 million in unfinanced new vehicles.

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

The following table details the carrying costs for new vehicles and includes new and program vehicle floorplan interest net of floorplan assistance earned (dollars in thousands):

	Three Months Ended September 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Floorplan interest expense (new vehicles)	$3,085	$3,053	$32	1.0%
Floorplan assistance (included in cost of sales)	(2,592)	(2,700)	(108)	(4.0)

Net new vehicle carrying costs	$493	$353	$140	39.7

	Nine Months Ended September 30,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Floorplan interest expense (new vehicles)	$8,403	$8,628	$(225)	(2.6)%
Floorplan assistance (included in cost of sales)	(7,151)	(7,175)	(24)	(0.3)

Net new vehicle carrying costs	$1,252	$1,453	$(201)	(13.8)

Our days supply of used vehicles at September 30, 2010 was five days below our five year historical September 30 balance and six days above our December 31, 2009 balance. We continue to focus on stocking more higher-mileage, lower-cost vehicles to match consumer preference and to provide opportunities for incremental sales. We believe our current used vehicle inventory levels are appropriate given our projected sales volumes and the shift in consumer demand away from new vehicles.

Dividends and Share Repurchases

Our Board of Directors declared dividends of $0.05 per share on our Class A and Class B common stock for each of the first, second and third quarters of 2010. The third quarter dividend was declared on October 27, 2010, and will be paid on November 26, 2010. The dividend totaled approximately $1.3 million per quarter, for a total of $3.9 million in 2010. Our Management evaluates performance and makes a recommendation on dividend payments on a quarterly basis.

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through September 30, 2010, we have purchased a total of 580,624 shares under this program, 100,893 of which were purchased in 2010 for an average price of $7.88 per share. As of September 30, 2010, 419,376 shares remained available for purchase pursuant to this program. We may continue to repurchase shares from time to time in the future as conditions warrant.

Capital Commitments

We had capital commitments totaling $4.3 million at September 30, 2010. In addition, we have approximately $22.1 million in capital expenditures we are considering for various remodeling projects and equipment upgrades over the next one to three years. These projects are still in the planning stage or are awaiting approval from manufacturers. We will continue to evaluate the advisability of the expenditures given the current economic environment and anticipate a prudent approach to future capital commitments.

In the event we undertake a significant capital commitment in the future, we expect to pay for the construction out of existing cash balances, construction financing and borrowings on our Credit Facility. Upon completion of major projects, we would anticipate securing longer-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended, although no assurances can be provided that these financings will be available to us in sufficient amounts or on terms acceptable to us.

We anticipate approximately $2.5 million in non-financeable capital expenditures in the next one to three years for various facilities and other construction projects currently under consideration. Non-financeable capital expenditures are defined as minor upgrades to existing facilities, minor leasehold improvements, the percentage of major construction typically not financed by commercial mortgage debt, and purchases of furniture and equipment. We will continue to evaluate the advisability of the expenditures given the current weak economic environment, and anticipate a prudent approach to future capital commitments.

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

At September 30, 2010 the self-insured medical plan reserve, net of payments made in the period, totaled $1.1 million, and was included in accrued liabilities on our Consolidated Balance Sheets. A 10% increase in claims experience would result in additional self-insured medical reserves of $0.1 million at September 30, 2010.

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

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against Lithia (Dunham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney’s fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs’ request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. We have filed a motion requesting reconsideration of this class certification, but the arbitrator died before issuing his opinion. The reconsideration sought a ruling whether these employees or some of these employees are exempt from the applicable state law that provides for the payment of overtime under certain circumstances. The replacement arbitrator has now been appointed and ruled to remove approximately 30 service and parts managers from the case. A class action opt-out notice was mailed to the service and parts employees in October 2009. Lithia and the plaintiffs have agreed to conduct the arbitration in two parts. The first arbitration will determine if liability exists for Lithia. This arbitration was conducted on September 27, 2010, and we are currently awaiting a decision. If the outcome of this arbitration determines that valid claims exist, a second arbitration will be conducted to determine the amount of damages, if any.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the third quarter of 2010:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 to July 31	—	$—	—	520,269
August 1 to August 31	96,393	7.87	96,393	423,876
September 1 to September 30	4,500	7.98	4,500	419,376

Total	100,893	7.88	100,893	419,376

The plan to repurchase up to a total of 1.0 million shares of our Class A common stock was approved by our Board of Directors in June 2000 and renewed in August 2005 and does not have an expiration date.

Item 6.	Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lithia Motors, Inc. - Corrected (filed as Exhibit 3.2 to Form 10-K filed March 16, 2009 and incorporated herein by reference).

10.1	Lithia Motors, Inc. Amended and Restated 2003 Stock Incentive Plan (filed as Exhibit 10.1 to Form 10-Q filed April 30, 2010 and incorporated herein by reference).

10.2	10th Amendment to Loan Agreement with U.S. Bank National Association (filed as Exhibit 10.1 to Form 8-K filed June 30, 2010 and incorporated herein by reference).

10.3	Separation, Consulting and Release Agreement with Jeffrey B. DeBoer (filed as Exhibit 99.1 to Form 8-K filed June 14, 2010 and incorporated herein by reference).

10.4	11th Amendment to Loan Agreement with U.S. Bank National Association (filed as Exhibit 10.4 to Form 10-Q filed August 5, 2010 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2010	LITHIA MOTORS, INC.

	By:	/s/Sidney B. DeBoer
Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/Jeffrey B. DeBoer
Jeffrey B. DeBoer
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)