Form 10-K
period 2010-12-31
LITHIA MOTORS INC
filed 2011-03-07
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $137,435,000 computed by reference to the last sales price ($6.18) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2010).

The number of shares outstanding of the Registrant’s common stock as of March 7, 2011 was: Class A: 22,571,272 shares and Class B: 3,762,231 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2011 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.

2010 FORM 10-K ANNUAL REPORT

PART I

Item 1.	Business

Forward Looking Statements

Certain statements under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-K constitute forward-looking statements. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A. to this Form 10-K.

While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements.

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of March 7, 2011, we offered 26(1) brands of new vehicles and all brands of used vehicles in 82(2) stores in the United States and online at Lithia.com. We sell new and used cars and light trucks, replacement parts; provide vehicle maintenance, warranty, paint and repair services and arrange related financing, service contracts, protection products and credit insurance.

Our dealerships are primarily located in mid-size regional markets throughout the Western and Midwestern regions of the United States. The majority of our franchises are in “single-point” locations, enabling brand exclusivity with no other dealership with the same franchise in the market.

The following tables set forth information about our stores that were part of operations as of December 31, 2010:

State	Number of Stores	Percent of 2010 Revenue
Texas	14	25%
Oregon	16	15
California	11	11
Washington	7	10
Alaska	7	10
Montana	7	8
Iowa	7	7
Idaho	6	6
Nevada	4	4
North Dakota	3	2
Colorado	1	1
New Mexico	1	1

Total	84	100%

(1)	Added a Fiat franchise in March 2011.
(2)	Operations were ceased at one store in Idaho in January 2011 and one store in Oregon in March 2011.

Business Strategy and Operations

Our mission is to be the preferred provider of cars and trucks and related services in North America. We strive for diversification in our products and services, brands and geographic locations to insulate us from market risk and to maintain profitability. We have developed a centralized support structure to reduce store level administrative functions. This allows store personnel to focus on providing a positive customer experience. With our management information systems, our emphasis on standardized operating practices and administrative functions performed centrally in Medford, Oregon, we seek to gain economies of scale from our dealership network.

To reduce our dependence on any one manufacturer and our susceptibility to changing consumer preferences, we offer a variety of luxury, import and domestic new vehicle brands and models. Encompassing economy and luxury cars, sports utility vehicles, crossovers, minivans and light trucks, we believe our brand mix is well-suited to what people want in the markets we serve. For example, in the rural, agricultural markets, as opposed to metropolitan markets, we believe more consumers prefer trucks or SUVs, and a larger percentage of customers choose domestic vehicles.

We have centralized many administrative functions to streamline store level operations. Accounts payable, accounts receivable, credit and collections, accounting and taxes, information technology, legal, human resources, human development, treasury, cash management, advertising and marketing are all centralized at our corporate headquarters. The reduction of administrative functions at our stores allows our local managers to focus on customer-facing opportunities to generate increased revenues and gross profit. Our operations are supported by our dedicated training and personnel development program, which shares best practices across our dealership network and seeks to develop our store management talent.

Operations are structured to promote an entrepreneurial environment at the dealership level. Each store’s general manager, with assistance from regional and corporate management, is ultimately responsible for dealership operations, personnel, store culture and financial performance.

During 2010, we focused on the following key areas to achieve our mission:

•	increasing revenues in all business lines;

•	capturing a greater percentage of overall new vehicle sales in our local markets;

•	selling lower-priced used vehicles to reach additional customers;

•	reducing exposure to Chrysler through risk management and acquisition of other franchises;

•	reducing the amount of non-operating assets by divesting closed facilities and vacant land;

•	utilizing prudent cash management, including investing capital to produce accretive returns; and

•	reducing our exposure to pending debt maturities by renewing and extending debt instruments.

We believe our cost structure is aligned with current industry sales levels. Through initiatives started in the second quarter of 2008, we have successfully established a cost structure which can be leveraged as vehicle sales levels improve. Our selling, general and administrative expense as a percentage of gross profit has improved to 78.8% in 2010 compared to 86.2% in 2008. In periods of higher revenue, for example the third quarter of 2010, our selling, general and administrative expense as a percentage of gross profit was as low as 73.8%. We believe we are well positioned to improve our selling, general and administrative expense leverage as vehicle sales levels continue to improve.

We continuously evaluate our portfolio of franchises, divesting stores that are not expected to meet our financial return requirements while selectively acquiring attractive stores in our target markets. In the past three years, we generated $72.7 million in cash by divesting stores that did not meet our financial return expectations. Additionally, in 2010, we spent $23.7 million in cash on acquisitions which increase revenue and diversify our portfolio.

New Vehicles

In 2010, we sold 33,701 new vehicles, generating 22.9% of our gross profit for the year. New vehicle sales also have the potential to create incremental profit opportunities through manufacturer incentives, resale of trade-in vehicles, sale of third-party financing, vehicle service and insurance contracts, and future service and repair work.

In 2010, we represented 25 domestic and imported brands ranging from economy to luxury cars, sport utility vehicles, crossovers, minivans and light trucks.

Manufacturer	Percent of 2010 Total Revenue	Percent of 2010 New Vehicle Revenue	Percent of 2010 New Vehicle Gross Profit
Chrysler, Jeep, Dodge	15.0%	29.9%	30.6%
GMC, Chevrolet, Cadillac, Buick	8.7	17.3	18.0
Toyota, Scion	5.9	11.8	11.5
BMW	4.5	9.0	7.5
Honda, Acura	3.5	7.0	7.5
Ford, Lincoln	3.0	6.0	4.9
Subaru	2.2	4.4	3.7
Hyundai	2.0	4.0	5.5
Volkswagen, Audi	1.6	3.2	3.2
Nissan	1.3	2.7	2.9
Mercedes	1.1	2.2	2.1
Kia	0.7	1.5	1.4
Porsche	0.4	0.7	0.9
Mazda	0.2	0.3	0.3
Suzuki	*	*	*
Saab	*	*	*

Total	50.1%	100.0%	100.0%

*	Less than 0.1%

We purchase our new car inventory directly from manufacturers, who generally allocate new vehicles to stores based on availability, monthly sales and market area. Accordingly, we rely on the manufacturers to provide us with vehicles that meet consumer demand at suitable locations, with appropriate quantities and prices. However, high demand vehicles are often in short supply. We exchange vehicles with other automotive retailers and between our own stores to accommodate customer demand and to balance inventory.

Used Vehicles

At each new vehicle store, we also sell used vehicles. We have certain stores that sell only used vehicles. In 2010, retail used vehicle sales generated 21.5% of our gross profit.

Our used vehicle operations give us an opportunity to:

•	generate sales to customers financially unable or unwilling to purchase a new vehicle;

•	increase new and used vehicle sales by aggressively pursuing customer trade-ins; and

•	increase finance and insurance revenues and service and parts sales.

Our longer-term strategy is to maintain a ratio of one retail used vehicle sale to one retail new vehicle sale. For the past two years, we have been able to maintain this ratio. We achieve this through offering three categories of used vehicles: manufacturer certified used vehicles; late model, lower mileage vehicles; and value autos. We offer manufacturer certified used vehicles at most of our franchised dealerships. These vehicles undergo additional reconditioning and receive an extended factory-provided warranty. Late model, lower mileage vehicles are highly reconditioned and offer a Lithia certified warranty. Value autos are older, higher mileage vehicles that undergo a safety check and a lesser degree of reconditioning. Value autos are offered to customers who require a less expensive vehicle with lower monthly payments.

We acquire our used vehicles through customer trade-ins and at closed auctions. We also purchase vehicles directly from customers visiting our stores, private parties advertising through local newspapers, competing dealers and online.

In addition, as a complement to our ongoing used vehicle operation at each store, and in response to customer demand, we use personnel in our support services group to identify and communicate the optimal mix of used vehicles that are most attractive to our markets. We conduct our own internal used vehicle auctions, and often centrally manage the sale of used vehicles at public auctions at the corporate level.

We wholesale used vehicles that are in poor condition, are aged in our inventory, or are not suitable for our stocking plan. In 2010, we increased the number of late-model used vehicles we wholesaled based on our sales experience with similar cars and as we shifted our mix to increase the number of value autos in inventory.

Vehicle Financing

We believe that arranging financing is an important part of our ability to sell vehicles and related products and services. Our sales personnel and finance and insurance managers receive training in securing customer financing and possess extensive knowledge of available financing alternatives. We attempt to arrange financing for every vehicle we sell and we offer customers financing on a “same day” basis, giving us an advantage, particularly over smaller competitors who do not generate enough sales to attract our breadth of finance sources.

We earn a commission on each finance, service and insurance contract we write and subsequently sell to a third-party. We normally arrange financing for customers by selling the contracts to outside sources on a non-recourse basis to avoid the risk of default.

We were able to arrange financing on 72% of the vehicles we sold during 2010, compared to 68% in 2009. Our presence in multiple markets and changes in technology surrounding the credit application process have allowed us to utilize a larger network of lenders across a broader geographic area. Additionally, credit markets improved throughout 2010, as the asset-backed securities market for automotive paper improved and banks increased the volume of automotive loans initiated. Sub-prime customers, who comprised approximately 8% of the financing we completed in 2010, continue to experience constraints in obtaining automotive financing. While the market for sub-prime customers improved in 2010, we believe vehicle sales will increase as these customers are able to obtain loans at more attractive terms.

Service Contracts and Other Products

Our finance and insurance managers also market third-party extended warranty contracts, insurance contracts and vehicle and theft protection products to our new and used vehicle buyers. These products and services yield higher profit margins than vehicle sales and contribute significantly to our profitability. Extended warranty contracts for new vehicles provide additional coverage beyond the duration or scope of the manufacturer’s warranty. We also sell service contracts to used vehicle buyers, which provide coverage for certain major repairs. We believe the sale of extended warranties and service contracts increase our service and parts business as well, linking future repair work to our locations.

When customers finance an automobile purchase, we offer them guaranteed auto protection (“gap”) coverage that provides protection from loss incurred by the difference in the amount owed and the amount received under a comprehensive insurance claim. We receive a commission on each gap policy sold.

We offer a lifetime lube, oil and filter (“LOF”) service, which, in 2010, was purchased by 34% of our total new and used vehicle buyers. This service helps us retain customers by building customer loyalty and it provides opportunities for selling additional routine maintenance items and generating repeat service and parts business. In 2010, we sold approximately $51 of additional maintenance on each lifetime LOF service we performed.

Service, Body and Parts

In 2010, our service, body and parts operations generated 37% of our gross profit. Our service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service primarily for the new vehicle brands sold by our stores, but we also service most makes and models.

The service and parts business provides important repeat revenues to our stores. We market our parts and service products by notifying owners when their vehicles are due for periodic service. This encourages preventive maintenance rather than post-breakdown repairs. The number of customers who purchase our lifetime LOF service helps to improve customer loyalty and provides opportunities for repeat parts and service business.

Revenues from the service and parts departments are particularly important during economic downturns, as owners tend to repair their existing vehicles rather than buy new vehicles during such periods. This partially mitigates the effects of a drop in new vehicle sales that may occur in a recessionary economic environment.

Our service, body and parts operations provide us an opportunity to build the Lithia Automotive brand independent of new vehicle franchises. We have branded our service processes as “Assured Service.” Assured Service provides customer benefits such as same day service, upfront price guarantees and a three-year/50,000 mile warranty on repairs. We have also launched “Assured Automotive Products” on various commodity items such as tires, filters and batteries. These store branded parts provide improved margins as we procure in bulk directly from the manufacturer.

The number of vehicles in operation has been declining over the past several years as the extended challenging economic environment has curtailed vehicle purchases. We believe that this presents a challenge to our service, body and parts business in the foreseeable future as there are fewer vehicles requiring service. We expect this impact to be more severe for domestic brands, as, over time, there will be fewer domestic vehicles in service due to their decline in overall market share over the past few years from the levels seen historically.

To counteract the impact of fewer units in operation, we have increased marketing efforts and lowered prices on routine maintenance items. We have also focused on offering more commodity products, such as wiper blades and tires, with the goal of being a full service provider for all of our customers’ vehicle needs. We believe offering ‘one-stop shopping’ will be an important point of differentiation, particularly to take advantage of additional sales opportunities with customers purchasing a lifetime LOF service. These return customers provide an opportunity to offer more diversified services, and will help to offset the impact from the decline in the number of vehicles in operation.

In 2010, the expected decline in service revenues was partially offset as we serviced a greater percentage of older vehicles than we have historically. We believe this is due to the efforts outlined above as well as our customers keeping their vehicles for longer periods of time, providing us with opportunities to service their vehicles deeper into the ownership cycle.

In 2010, we added collision centers to stores in Iowa and Oregon. We believe body shops provide an attractive opportunity to grow our business, and we continue to evaluate potential locations to expand. We currently operate 15 collision repair centers: four in Texas; three in Oregon; two each in Idaho and Iowa; and one each in Alaska, Washington, Montana and Nevada.

Marketing

We market ourselves as Lithia Auto Stores-Serving our Communities since 1946. In most markets, except where prohibited by franchise requirements, our stores are identified as Lithia Auto Stores.

We emphasize customer satisfaction and we realize that customer retention is critical to our success. We want our customers’ experiences to be satisfying so that they refer us to their families and friends. We utilize an owner marketing strategy, consisting of email, traditional mail and phone contact, to maintain regular communication and solicit feedback.

To increase awareness and traffic at our stores, we employ a combination of traditional and digital media to reach potential customers. Total advertising expense, net of manufacturer credits, was $27.1 million in 2010, $18.4 million in 2009 and $17.6 million in 2008. In 2010, approximately 65% of those funds were spent in traditional media and 35% were spent in digital and owner communications. In all of our communications, we seek to differentiate ourselves from competitors by conveying price, selection and finance benefits unique to Lithia.

Certain advertising and marketing expenditures are offset by manufacturer co-op programs. Advertising credits not tied to specific vehicles are earned as requests for reimbursement are submitted to manufacturers for qualifying advertising expenditures. These reimbursements are recognized as a reduction of advertising expense upon manufacturer confirmation of submitted expenditures. Manufacturer cooperative advertising credits were $2.7 million in 2010, $3.8 million in 2009 and $4.3 million in 2008.

Many people now shop online before visiting our stores. We maintain websites for all of our stores and a corporate site (Lithia.com) dedicated to generating customer leads for our stores. Today, our websites enable our customers to:

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

Social influence marketing represents a very cost-effective method to enhance our corporate reputation and increase vehicle sales and service. We are deploying tools and training to our employees in ways that will help us listen to our customers and create more ambassadors for Lithia.

Franchise Agreements

Each of our stores operate under a separate agreement (“Franchise Agreement”) with the manufacturer of the new vehicle brand it sells.

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

We have determined the useful life of a Franchise Agreement is indefinite, even though certain Franchise Agreements are renewed after one to five years. In our experience, agreements are routinely renewed without substantial cost and there are legal remedies to help prevent termination. Certain Franchise Agreements, including those with Ford and Chrysler, have no termination date. In addition, state franchise laws protect franchised automotive retailers. Under certain laws, a manufacturer may not terminate or fail to renew a franchise without good cause or prevent any reasonable changes in the capital structure or financing of a store.

The typical Franchise Agreement provides for early termination or non-renewal by the manufacturer upon:

•	a change of management or ownership without manufacturer consent;

•	insolvency or bankruptcy of the dealer;

•	death or incapacity of the dealer/manager;

•	conviction of a dealer/manager or owner of certain crimes;

•	misrepresentation of certain sales or inventory information by the store, dealer/manager or owner to the manufacturer;

•	failure to adequately operate the store;

•	failure to maintain any license, permit or authorization required for the conduct of business;

•	poor market share; or

•	low customer satisfaction index scores.

Agreements generally provide for prior written notice before a franchise can be terminated under most circumstances. We also sign master framework agreements with most manufacturers that impose additional requirements on our stores. See Item 1A. “Risk Factors.”

Competition

The retail automotive business is highly competitive. Currently, there are approximately 18,000 dealers in the United States, many of whom are independent operators managed by individuals, families or small retail groups. We compete primarily with other automotive retailers, both publicly and privately-held.

Vehicle manufacturers have designated specific marketing and sales areas within which only one dealer of a vehicle brand may operate. In addition, our Franchise Agreements typically limit our ability to acquire multiple dealerships of a given brand within a particular market area. Certain state franchise laws also restrict us from relocating our dealerships, or establishing new dealerships of a particular brand, within any area that is served by another dealer with the same brand. Accordingly, to the extent that a market has multiple dealers of a particular brand, as certain markets we are in do, we are subject to significant intra-brand competition.

We are larger and have more financial resources than most private automotive retailers with which we currently compete in the majority of our regional markets. We compete directly with retailers with similar or greater resources in our metropolitan markets in Seattle, Washington and Concord, California. If we enter other metropolitan markets, we may face competitors that are larger or have access to greater financial resources. We do not have any cost advantage in purchasing new vehicles from manufacturers. We rely on advertising and merchandising, pricing, our customer guarantees and sales model, our sales expertise, service reputation and the location of our stores to sell new vehicles.

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

Certain stores are parties to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, typically in connection with materials that were sent to former recycling, treatment and/or disposal facilities owned and operated by independent businesses. The remediation or clean-up of facilities where the release of a regulated hazardous substance occurred is required under CERCLA and other laws.

We incur certain costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework. We are aware of minor contamination at certain of our facilities, and we are in the process of conducting investigations and/or remediation at certain properties. In certain cases, the current or prior property owner is conducting the investigation and/or remediation or we have been indemnified by either the current or prior property owner for such contamination. The current level of contamination is such that we do not expect to incur significant costs for the remediation. However, no assurances can be given that material environmental commitments or contingencies will not arise in the future, or that they do not already exist but are unknown to us.

Employees

As of December 31, 2010, we employed approximately 4,039 persons on a full-time equivalent basis.

Available Information and NYSE Compliance

We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You may inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet Web site at http://www.sec.gov where you may access copies of our SEC filings. We also make available, on our website at www.lithia.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You may also obtain copies of these reports by contacting Investor Relations at 541-776-6591.

As required by the NYSE Corporate Governance Standards, we filed the appropriate certifications with the NYSE in 2010 confirming that our CEO is not aware of any violations of the NYSE Corporate Governance Standards and we also filed with the SEC, in 2010, the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act.

Item 1A.   Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks related to our business

Adverse conditions affecting one or more key manufacturers may negatively impact our business, results of operations, financial condition and cash flows.

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. We finance certain new vehicle inventory with automotive manufacturers’ captive finance subsidiaries or their affiliated finance companies. Our sales volume could be materially adversely impacted by the manufacturers’, distributors’ or finance companies’ inability to supply our stores with an adequate supply of vehicles and related financing. Our Chrysler, GM and Ford (which we refer to as the Domestic Manufacturers) stores represented approximately 32%, 18% and 6%, respectively, of our sales in both 2010 and 2009.

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

In connection with these reorganizations, both manufacturers terminated certain franchise agreements nationwide. Two of our Chrysler store franchises were terminated in the bankruptcy and those dealerships have ceased operations. One General Motors store franchise was also terminated. Additionally, in certain markets, we were awarded additional franchises to sell the Chrysler or Jeep brands. As a result of pending litigation, it is possible that we could lose the recently awarded additional brands, or have competing points reinstated in our existing markets. Further, significant reinstatement by Chrysler or GM could add additional costs and burdens on the reorganized manufacturers, reducing their competitiveness. We are unable to predict the ultimate financial impact on our business, if any.

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

Our business is heavily dependent on consumer demand and preferences. The downturn in overall levels of consumer spending has materially and adversely affected our revenues. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Economic conditions may remain anemic for an extended period of time, or deteriorate in the future. This continuation would have a material adverse effect on our retail business, particularly sales of new and used automobiles.

Our business may be adversely affected by unfavorable conditions in our local markets, even if those conditions are not prominent nationally.

Our performance is subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships are currently located in limited markets in 12 states, with three states accounting for approximately 51% of our annualized revenue in 2010. Our results of operations, therefore, depend substantially on general economic conditions and consumer spending levels in those markets and could be materially adversely affected to the extent these markets experience sustained economic downturns regardless of improvements in the U.S. economy overall.

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

Many new competitors are entering the automotive industry. New companies have recently raised capital to produce fully electric vehicles or to license battery technology to existing manufacturers. Foreign manufacturers from China and India are producing significant volumes of new vehicles and are entering the U.S. and selecting partners to distribute their products. As the automotive market in the U.S. is mature and the overall level of new vehicle sales may not increase in the coming years, the success of new competitors will likely be at the expense of other, established brands. This could have a material adverse impact on our success in the future.

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

A significant portion of vehicle buyers, particularly in the used car market, finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons, including poor credit histories and lack of down payment, do not have access to more traditional finance sources. Lenders have generally tightened their credit standards. In the event lenders maintain or further tighten their credit standards or there is a further decline in the availability of credit in the lending market, the ability of these consumers to purchase vehicles could be limited, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are dependent on manufacturer, manufacturer-affiliated or other financing companies to provide floorplan sources for our new vehicle inventories. If floorplan sources are eliminated or reduced, no assurance can be given that we will be able to secure additional borrowing facilities. Additionally, our floorplan debt is due upon demand, and it may be called at any time.

We secure real estate financing from certain lenders with a commitment that we continue to maintain associated floorplan lines at the location so long as any mortgage debt remains outstanding. Such a commitment subjects us to the prevailing floorplan line rate and terms offered by the lender, unless we are able to refinance our real estate debt placed with them.

We currently have relationships with a number of manufacturers, their affiliated finance companies or other finance companies, including Ally Bank, Mercedes-Benz Financial Services USA, LLC, Toyota Financial Services (“TFS”), Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC. These companies provide new vehicle floorplan financing for their respective brands. Ally Bank (formerly GMAC LLC) serves as the primary lender for all other brands. At December 31, 2010, Ally Bank was the floorplan provider on approximately 65% of the amount of floorplan debt outstanding. Certain of these companies, including Ally Bank, have incurred significant losses and are operating under financial constraints. Other companies may incur losses in the future or undergo funding limitations. As a result, credit that has typically been extended to us by the companies may be modified with terms unacceptable to us or revoked entirely. If these events were to occur, we may not be able to pay our floorplan debts or borrow sufficient funds to refinance the vehicles. Even if new financing were available, it may not be on terms acceptable to us.

If manufacturers or distributors discontinue or change sales incentives, warranties and other promotional programs, our business, results of operations, financial condition and cash flows may be materially adversely affected.

We depend upon the manufacturers and distributors for sales incentives, warranties and other programs that are intended to promote new vehicle sales or support dealership profitability. Manufacturers and distributors routinely make changes to their incentive programs. Key incentive programs include:

•	customer rebates;

•	dealer incentives on new vehicles;

•	special rates on certified, pre-owned cars;

•	below-market financing on new vehicles and special leasing terms; and

•	sponsorship of used vehicle sales by authorized new vehicle dealers.

Our financial condition could be materially adversely impacted by a discontinuation or change in our manufacturers’ or distributors’ incentive programs. In addition, certain manufacturers, including BMW and Mercedes, use a dealership’s manufacturer-determined customer satisfaction index, or CSI, score as a factor governing participation in incentive programs. To the extent we cannot meet minimum score requirements, we may be precluded from receiving certain incentives, which could materially adversely affect our business, results of operations, financial condition and cash flows.

Increasing fuel prices change consumer demand. Significant increases in fuel prices can be expected to reduce vehicle sales.

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

Each of our stores operates pursuant to a Franchise Agreement with each of the respective manufacturers for which it serves as franchisee. These agreements are typically renewed after one to five years, but may also be granted into perpetuity. In our experience, agreements are routinely renewed without substantial cost and there are legal remedies to help prevent termination.

However, manufacturers exert significant control over our stores through the terms and conditions of their franchise agreements. Such agreements contain provisions for termination or non-renewal for a variety of causes, including CSI scores and sales and financial performance. From time to time, certain of our stores have failed to comply with certain provisions of their franchise agreements, and we cannot assure you that our stores will be able to comply with these provisions in the future. In addition, actions taken by a manufacturer to exploit its bargaining position in negotiating the terms of renewals of franchise agreements or otherwise could also have a material adverse effect on our revenues and profitability. If a manufacturer terminates or fails to renew one or more of our significant franchise agreements or a large number of our franchise agreements, such action could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Certain state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for our dealers to renew their franchise agreements upon expiration.

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

Certain of our franchise agreements prohibit transfers of ownership interests of a store or, in selected cases, its parent. The most prohibitive restriction which could be imposed by various manufacturers, including Honda/Acura, Hyundai, Mazda and Nissan, provides that, under certain circumstances, we may lose a franchise if a person or entity acquires an ownership interest in us above a specified level (ranging from 20% to 50% depending on the particular manufacturer’s restrictions and falling as low as 5% if another vehicle manufacturer is the entity acquiring the ownership interest) without the approval of the applicable manufacturer. Other restrictions in certain franchise agreements with manufacturers, including Ford, GM, Honda/Acura and Toyota, provide that a change in control in the Company without prior consent is a violation of our franchise or dealer framework agreement. Transactions in our stock by our shareholders or prospective shareholders are generally outside of our control and may result in the termination or non-renewal of one or more of our franchises or impair our ability to negotiate new franchise agreements for dealerships we desire to acquire in the future, which may have a material adverse effect on our business, results of operations, financial condition and cash flows. These restrictions may also prevent or deter a prospective acquirer from acquiring control of us or otherwise adversely affect the market price of our Class A common stock or limit our ability to restructure our debt obligations.

Our overall liquidity and earnings may be materially adversely affected by failures of, or delays by, manufacturers in remitting payments to us.

We rely on our manufacturer partners to pay amounts owed to us on customary business terms. The amounts owed to us primarily relate to, but are not limited to, warranty work performed, factory holdback or other manufacturer incentives. Total receivables from manufacturers were $14.2 million and $11.0 million as of December 31, 2010 and 2009, respectively. In the event manufacturers significantly delay or fail to make payments of amounts owed, our overall liquidity and earnings position could be materially and adversely affected.

Increasing competition among automotive retailers reduces our profit margins on vehicle sales and related businesses. Further, the use of the Internet in the car purchasing process could materially adversely affect us.

Automobile retailing is a highly competitive business. Our competitors include publicly and privately-owned dealerships, of which certain competitors are larger and have greater financial and marketing resources than we have. Many of our competitors sell the same or similar makes of new and used vehicles that we offer in our markets at competitive prices. We do not have any cost advantage in purchasing new vehicles from manufacturers due to economies of scale or otherwise.

Our finance and insurance business and other related businesses, which have higher margins than sales of new and used vehicles, are subject to strong competition from various financial institutions and other third parties.

The internet has become a significant part of the sales process in our industry. Customers are using the internet to compare pricing for vehicles and related finance and insurance services, which may further reduce margins for new and used vehicles and profits for related finance and insurance services. If internet new vehicle sales are allowed to be conducted without the involvement of franchised dealers, our business could be materially adversely affected. In addition, other franchise groups have aligned themselves with services offered on the internet or are investing heavily in the development of their own internet capabilities, which could materially adversely affect our business, results of operations, financial condition and cash flows.

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

A significant portion of the vehicles we sell, as well as certain major components of such vehicles, are manufactured outside the United States. Accordingly, we are affected by import and export restrictions of various jurisdictions and are dependent, to a certain extent, on general socio-economic conditions in, and political relations with, a number of foreign countries. Additionally, fluctuations in currency exchange rates may increase the price and adversely affect our sales of vehicles produced by foreign manufacturers. Imports into the United States may also be adversely affected by increased transportation costs and tariffs, quotas or duties, any of which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Environmental, health or safety regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows or cause us to incur significant expenditures.

We are subject to various federal, state and local environmental, health and safety regulations which govern items such as the generation, storage, handling, use, treatment, recycling, transportation, disposal and remediation of hazardous material and the emission and discharge of hazardous material into the environment. Under certain environmental regulations or pursuant to signed private contracts, we could be held responsible for all of the costs relating to any contamination at our present, or our previously owned, facilities, and at third party waste disposal sites. We are aware of minor contamination at certain of our facilities, and we are in the process of conducting investigations and/or remediation at certain properties. The current level of contamination is such that we do not expect to incur significant costs for the remediation. In certain cases, the current or prior property owner is conducting the investigation and/or remediation or we have been indemnified by either the current or prior property owner for such contamination. There can be no assurance that these owners will remediate, or continue to remediate, these properties or pay, or continue to pay, pursuant to these indemnities. We are also required to obtain permits from governmental authorities for certain operations. If we violate or fail to fully comply with these regulations or permits, we could be fined or otherwise sanctioned by regulators.

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

With the breadth of our operations and volume of consumer and financing transactions, compliance with the many applicable federal and state laws and regulations cannot be assured. New regulations are enacted on an ongoing basis. These regulations may impact our profitability and require continuous training and vigilance. Fines, judgments and administrative sanctions can be severe.

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

General

The U.S. automobile industry is considered a mature industry in which minimal growth is expected in unit sales of new vehicles. Accordingly, a principal component of our growth in sales is to make acquisitions in our existing markets and in new geographic markets. To complete the acquisition of additional stores, we need to successfully address each of the following challenges.

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

Manufacturers

We are required to obtain consent from the applicable manufacturer prior to the acquisition of a franchised store. In determining whether to approve an acquisition, a manufacturer considers many factors, including our financial condition, ownership structure, the number of stores currently owned and our performance with those stores. Obtaining manufacturer approval of acquisitions also takes a significant amount of time, typically 60 to 90 days. We cannot assure you that manufacturers will approve future acquisitions timely, if at all, which could significantly impair the execution of our acquisition strategy.

Most major manufacturers have now established limitations or guidelines on the:

•	number of such manufacturers’ stores that may be acquired by a single owner;

•	number of stores that may be acquired in any market or region;

•	percentage of market share that may be controlled by one automotive retailer group;

•	ownership of stores in contiguous markets;

•	performance requirements for existing stores; and

•	frequency of acquisitions.

In addition, such manufacturers generally require that no other manufacturers’ brands be sold from the same store location, and many manufacturers have site control agreements in place that limit our ability to change the use of the facility without their approval.

A manufacturer also considers our past performance as measured by the Customer Satisfaction Index (“CSI”) scores and Sales Satisfaction Index (“SSI”) scores at our existing stores. At any point in time, certain stores may have CSI scores below the manufacturers’ sales zone averages or have achieved sales below the targets manufacturers have set. Our failure to maintain satisfactory CSI scores and to achieve market share performance goals could restrict our ability to complete future acquisitions. We currently have, and at any point in the future may have, manufacturers that restrict our ability to complete future acquisitions.

Acquisition risks

We will face risks commonly encountered with growth through acquisitions. These risks include, without limitation:

•	failing to achieve predicted sales levels

•	incurring significantly higher capital expenditures and operating expenses;

•	failing to assimilate the operations and personnel of acquired dealerships;

•	entering new markets with which we are unfamiliar;

•	encountering undiscovered liabilities and operational difficulties at acquired dealerships;

•	disrupting our ongoing business;

•	diverting our management resources;

•	failing to maintain uniform standards, controls and policies;

•	impairing relationships with employees, manufacturers and customers as a result of changes in management;

•	incurring increased expenses for accounting and computer systems, as well as integration difficulties;

•	failing to obtain a manufacturer’s consent to the acquisition of one or more of its dealership franchises or renew the franchise agreement on terms acceptable to us; and

•	incorrectly valuing entities to be acquired.

In addition, we may not adequately anticipate all of the demands that growth will impose on our systems, procedures and structures.

Consummation and competition

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

Financial condition

The operating and financial condition of acquired businesses cannot be determined accurately until we assume control. Although we conduct what we believe to be a prudent level of investigation regarding the operating and financial condition of the businesses we purchase, in light of the circumstances of each transaction, an unavoidable level of risk remains regarding the actual operating condition of these businesses. Similarly, many of the dealerships we acquire do not have financial statements audited or prepared in accordance with U.S. generally accepted accounting principles. We may not have an accurate understanding of the historical financial condition and performance of our acquired businesses. Until we actually assume control of the business assets and their operations, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired businesses and their earnings potential.

Indefinite-lived intangible assets, which consist of goodwill and franchise value, comprise a meaningful portion of our total assets ($51.4 million at December 31, 2010). We must test our indefinite-lived intangible assets for impairment at least annually, which may result in a non-cash write-down of franchise rights or goodwill and could have a material adverse impact on our business, results of operations, financial condition and cash flows and impair our ability to comply with loan covenants.

Indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our Franchise Agreements with vehicle manufacturers. The risk of impairment charges associated with goodwill increases if there are declines in our market capitalization, profitability or cash flows. The risk of impairment charges associated with franchise value increases if operating losses are suffered at those stores, if a manufacturer files for bankruptcy or if the stores are closed. Impairment charges result in non-cash write-downs of the affected franchise values or goodwill. Furthermore, impairment charges could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our debt agreements and could have a material adverse impact on our business, results of operations, financial condition and cash flows.

A net deferred tax asset position comprises a meaningful portion of our total assets (approximately $42.5 million at December 31, 2010). We are required to assess the recoverability of this asset on an ongoing basis. Future negative operating performance or other unfavorable developments may result in a valuation allowance being recorded against part or all of this amount. This could have a material adverse impact on our business, results of operations, financial condition and cash flows and impair our ability to comply with loan covenants.

Deferred tax assets are evaluated periodically to determine if they are expected to be recoverable in the future. This evaluation considers positive and negative evidence in order to assess whether it is more likely than not that a portion of the asset will not be realized. The risk of a valuation allowance increases if continuing operating losses are incurred. A valuation allowance on our deferred tax asset could have an adverse impact on our ability to satisfy financial ratios or other covenants under our debt agreements and could have a material adverse impact on our business, results of operations, financial condition and cash flows.

Our indebtedness and lease obligations could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations. Much of our debt has a variable interest rate component that may significantly increase our interest costs in a rising rate environment.

As of December 31, 2010, our total outstanding indebtedness was approximately $532.0 million, including $251.3 million in floorplan financing, $40.0 million in borrowings under our Credit Facility, $234.8 million in mortgage debt and $5.9 million in other long-term debt. Mortgage indebtedness consists primarily of real estate loans on individual properties from thirteen different banks and finance companies at fixed and variable rates.

Our floorplan financing is provided by eight banks and finance companies which are, or previously were, associated with automobile manufacturers. For new vehicles and vehicles purchased at dealer auctions, advances are made at the time such vehicles are purchased and are typically required to be repaid no later than upon sale or lease of the vehicle.

Most of our floorplan financing may be terminated at any time by the lender and is due on demand.

Our indebtedness and lease obligations could have important consequences to us, including the following:

•	limitations on our ability to make acquisitions;

•	impaired ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes;

•

reduced funds available for our operations and other purposes, as a portion of our current cash flow from operations would be dedicated to the payment of principal and interest on our indebtedness; and

•	exposure to the risk of increasing interest rates as certain borrowings are, and will continue to be, at variable rates of interest.

In addition, our loan agreements contain covenants that limit our discretion with respect to business matters, including incurring additional debt or disposing of assets. Other covenants are financial in nature, including tangible net worth, vehicle equity, fixed charge coverage and liabilities to tangible net worth. A breach of any of these covenants could result in a default under the applicable agreement. In addition, a default under one agreement could result in a default and acceleration of our repayment obligations under the other agreements under the cross-default provisions in such other agreements.

Certain debt agreements contain subjective acceleration clauses based on a lender deeming itself insecure or if a “material adverse change” in our business has occurred. If these clauses are implicated, and the lender declares that an event of default has occurred, the outstanding indebtedness would likely be immediately due and owing.

If these events were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with these agreements.

The global credit and capital markets are undergoing a period of substantial volatility and disruption. There can be no assurance that this credit environment will not worsen or further impact the availability and cost of debt financing, including the refinancing of our indebtedness. If we are unable to refinance or renegotiate our debt, we cannot guarantee that we will be able to generate enough cash flow from operations or that we will be able to obtain enough capital to service our debt, make acquisitions or fund our planned capital expenditures. In such an event, we could face substantial liquidity issues and might be required to issue equity securities or sell assets to meet our debt payments and other obligations. There can be no assurance that we will be able to effect refinancing of our indebtedness on terms acceptable to us, if at all.

Additionally, our real estate debt generally has a five-year term, after which the debt needs to be renewed or replaced. Over the last three years, the appraised value of commercial real estate, generally, and much of our real estate, specifically, has declined. Further, many lenders are reducing the loan-to-value lending ratios for new or renewed real estate loans. The effect of these developments could result in our inability to renew maturing real estate loans at the debt level existing at maturity, or on terms acceptable to us, requiring us to find replacement lenders or to refinance at lower loan amounts.

We have significant levels of mortgage debt maturing in the coming years. Approximately $46.3 million, $51.8 million and $61.8 million matures in 2013, 2014 and 2015, respectively. There can be no assurance that, if requested by us, our current lenders will be willing or able to extend these maturities, or that we will be able to find other counterparties to provide financing in the future.

As of December 31, 2010, including the effect of interest rate swaps, approximately 59% of our total debt was variable rate. The majority of our variable rate debt is indexed to the 30 day LIBOR rate. The current interest rate environment is at historically low levels, and interest rates will likely increase in the future. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows.

We have a significant relationship with a third-party warranty insurer and administrator. If the insurer should be unable to meet claims under our customers’ policies, such events could negatively impact our business, results of operations, financial condition and cash flows.

We sell service warranty policies to our customers issued by a third-party obligor. We receive additional fee income if actual claims are less than the amounts reserved for anticipated claims and the costs of administration and administrator profit. As such, the service contracts must expire before the ultimate claims experience on the service contracts are known and the profit component can be calculated.

A decline in the financial health of the third-party insurer could jeopardize the claims reserves held by the administrator, and prevent us from collecting the experience payments anticipated to be earned in future years. While the amount we receive varies annually, the loss of this income could negatively impact our business, results of operations, financial condition and cash flows. Further, the inability of the insurer to honor service warranty claims would likely result in reputational risk to us and might result in claims to cover any default by the insurer.

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

In addition, as we expand, we may need to hire additional managers. The market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified managers could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the lack of qualified management or employees employed by potential acquisition candidates may limit our ability to consummate future acquisitions.

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

Lithia Holding, of which Sidney B. DeBoer, our Chairman and Chief Executive Officer, is the sole managing member, holds all of the outstanding shares of our Class B common stock. A holder of Class B common stock is entitled to ten votes for each share held, while a holder of Class A common stock is entitled to one vote per share held. On most matters, the Class A and Class B common stock vote together as a single class. As of March 7, 2011, Lithia Holding controlled approximately 63% of the aggregate number of votes eligible to be cast by shareholders for the election of directors and most other shareholder actions. In addition, because Mr. DeBoer is the managing member of Lithia Holding, he currently controls, and will continue to control, all of the outstanding Class B common stock, thereby allowing him to control the company.

Lithia Holding has pledged 3.8 million shares of our Class B common stock, together with other personal assets of Mr. DeBoer, to secure a personal loan to Mr. DeBoer from U.S. Bank National Association. Should he be unable to repay the loan, the bank could foreclose against the Class B common stock, which would result in the automatic conversion of such shares to Class A common stock. In such event, Mr. DeBoer would no longer be in control of the company and this loss (change) in control, if not consented to by the manufacturers, would be a technical violation under most of the dealer sales and service agreements held by us. While applicable state franchise laws prohibit manufacturers from unreasonably withholding consent to a change in control or the appointment of a new individual responsible for the operations of a store should a loss in control result in the removal of both Sidney DeBoer and Bryan DeBoer, there can be no assurance that such laws will not change. In addition, the market price of our Class A common stock could decline materially if the bank foreclosed on such pledged stock and subsequently sold such stock in the open market.

Risks related to investing in our Class A common stock

Future sales of our Class A common stock in the public market could adversely impact the market price of our Class A common stock.

As of March 7, 2011, we had 3,187,672 shares of Class A common stock reserved for issuance under our equity plans (including our employee stock purchase plan). As of March 7, 2011, a total of 1,376,262 shares were outstanding related to outstanding restricted stock units and options (with the options having a weighted average exercise price of $13.24 per share and options to purchase 385,245 shares being exercisable). In addition, we had 3,762,231 shares of Class B common stock outstanding convertible into 3,762,231 shares of Class A common stock.

In the future, we may issue additional shares of our Class A common stock to raise capital or effect acquisitions. We cannot predict the size of future sales or issuance or the effect, if any, they may have on the market price of our Class A common stock. The sale of substantial amounts of Class A common stock, or the perception that such sales may occur, could adversely affect the market price of our Class A common stock and impair our ability to raise capital through the sale of additional equity securities, or to sell equity at a price acceptable to us.

Volatility in the market price and trading volume of our Class A common stock could adversely impact the value of the shares of our Class A common stock.

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like ours. These broad market factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. The market price of our Class A common stock, which has experienced large price and volume fluctuations over the last five years, could continue to fluctuate significantly for many reasons, including in response to the risks described herein or for reasons unrelated to our operations, such as:

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

Our Board of Directors is authorized to issue a series of preferred stock without any action on the part of our holders of Class A common stock. Our Board of Directors also has the power, without shareholder approval, to set the terms of any such series of preferred stock that may be issued, including voting powers, preferences over our Class A common stock with respect to dividends or if we voluntarily or involuntarily dissolve or distribute our assets, and other terms. If we issue preferred stock in the future that has preference over our Class A common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our Class A common stock, the rights of holders of our Class A common stock or the price of our Class A common stock could be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our stores and other facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, automobile storage lots, parking lots and offices. We believe our facilities are currently adequate for our needs and are in good repair. Some of our facilities do not currently meet manufacturer image or size requirements and we are actively working to find a mutually acceptable outcome in terms of timing and overall cost. We own certain properties, but also lease certain properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases provide us the option to renew the lease for one or more lease extension periods. We also hold certain vacant dealerships and undeveloped land for future expansion.

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

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against Lithia (Dunham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney’s fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs’ request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. Lithia filed a motion requesting reconsideration of this class certification. The arbitrator granted our motion in part and removed approximately 30 service and parts managers from the case. A class action opt-out notice was mailed to the remaining class members in October 2009. Lithia and the plaintiffs agreed to conduct the arbitration in two parts. The first part of arbitration determined if liability existed for Lithia. This arbitration was conducted from September 27 to 29, 2010. The arbitrator ruled in Lithia’s favor and determined that there were no valid claims. The plaintiff has appealed the decision, but we believe the likelihood of overturning the decision is remote, as the appeal is to the arbitrator who made the initial ruling. Therefore, Lithia believes the exposure on this case is now immaterial.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2009 and 2010:

2009	High	Low
Quarter 1	$3.90	$1.98
Quarter 2	9.58	1.85
Quarter 3	16.49	8.43
Quarter 4	15.42	7.04

2010
Quarter 1	$9.55	$5.18
Quarter 2	9.36	6.09
Quarter 3	9.94	5.87
Quarter 4	14.45	9.45

The number of shareholders of record and approximate number of beneficial holders of Class A common stock at March 7, 2011 was 1,229 and 7,777, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company, LLC.

Dividends declared on our Class A and Class B common stock during 2010 were as follows:

Quarter declared:	Dividend amount per share	Total amount of dividend (in thousands)
2010
First quarter	$—	$—
Second quarter	0.05	1,300
Third quarter	0.05	1,307
Fourth quarter	0.05	1,312

We did not declare nor pay any dividends on our Class A and Class B common stock in 2009.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Stock Performance Graph

The following line-graph shows the annual percentage change in the cumulative total returns for the past five years on an assumed $100 initial investment and reinvestment of dividends, on (a) Lithia Motors, Inc.’s Class A common stock; (b) the Russell 2000; and (c) a peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive and Asbury Automotive Group, the only other comparable publicly traded automobile dealerships in the United States as of December 31, 2010. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the Russell 2000. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base Period 12/31/2005	12/31/2006	Indexed Returns for the Year Ended			12/31/2010

Company/Index			12/31/2007	12/31/2008	12/31/2009
Lithia Motors, Inc.	$100.00	$93.10	$45.57	$11.56	$29.15	$51.52
Auto Peer Group	100.00	114.40	79.20	38.35	79.36	110.51
Russell 2000	100.00	118.35	116.52	77.14	98.11	124.45

Item 6.	Selected Financial Data

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

(In thousands, except per share amounts)	Year Ended December 31,
Consolidated Statement of Operations Data:	2010	2009	2008	2007	2006
Revenues:
New vehicle	$1,067,648	$881,329	$1,167,532	$1,544,417	$1,448,866
Used retail vehicle	581,185	477,253	469,603	555,429	537,984
Used wholesale vehicle	108,113	72,699	96,476	133,862	117,868
Finance and insurance	67,107	56,397	77,503	100,037	97,111
Service, body and parts	295,823	291,075	303,596	303,412	257,942
Fleet and other	11,722	2,614	4,867	5,185	5,174

Total revenues	$2,131,598	$1,781,367	$2,119,577	$2,642,342	$2,464,945
Gross Profit:
New vehicle	$87,384	$74,417	$91,791	$120,628	$113,552
Used retail vehicle	82,003	67,166	53,458	78,388	80,697
Used wholesale vehicle	645	411	(3,136)	3,073	3,554
Finance and insurance	67,107	56,397	77,503	100,037	97,111
Service, body and parts	142,584	138,543	144,795	144,381	124,628
Fleet and other	1,707	1,331	1,572	1,357	1,454

Total gross profit	$381,430	$338,265	$365,983	$447,864	$420,996
Operating income (loss)(1)	$47,940	$35,713	$(300,753)	$79,438	$89,636
Income (loss) from continuing operations before income taxes(1)	$23,193	$12,078	$(333,010)	$38,606	$52,481
Income (loss) from continuing operations	$14,100	$6,916	$(225,132)	$21,722	$32,256
Basic income (loss) per share from continuing operations	$0.54	$0.31	$(11.15)	$1.10	$1.65
Basic income (loss) per share from discontinued operations	(0.01)	0.11	(1.36)	—	0.25

Basic net income (loss) per share	$0.53	$0.42	$(12.51)	$1.10	$1.90

Shares used in basic per share	26,062	22,037	20,195	19,675	19,583
Diluted income (loss) per share from continuing operations	$0.53	$0.31	$(11.15)	$1.06	$1.53
Diluted income (loss) per share from discontinued operations	(0.01)	0.10	(1.36)	—	0.23

Diluted net income (loss) per share	$0.52	$0.41	$(12.51)	$1.06	$1.76

Shares used in diluted per share	26,279	22,176	20,195	22,204	22,207
Cash dividends declared per common share	$0.15	$—	$0.47	$0.56	$0.54

(In thousands)	As of December 31,
Consolidated Balance Sheet Data:	2010	2009	2008	2007	2006
Working capital	$162,675	$96,886	$99,524	$193,447	$149,701
Inventories	415,228	333,628	428,032	606,056	606,567
Total assets	971,676	895,100	1,133,459	1,626,735	1,579,357
Floorplan notes payable	251,257	216,082	343,290	456,237	503,219
Long-term debt, including current maturities	280,774	265,773	338,229	464,175	405,399
Total stockholders’ equity	320,217	307,038	248,343	508,212	493,393

(1)	Includes $15.3 million, $8.3 million and $338.7 million of non-cash charges related to asset impairments and terminated construction projects for the years ended 2010, 2009 and 2008, respectively. See Notes 1, 4 and 5 of Notes to Consolidated Financial Statements for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. “Business,” Item 1A. “Risk Factors” and our Consolidated Financial Statements and Notes thereto.

Overview

As discussed in Overview in Item 1, “Business” above, we are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of March 7, 2011, we offered 26 brands of new vehicles and all brands of used vehicles in 82 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks, replacement parts, provide vehicle maintenance, warranty, paint and repair services and arrange related financing, service contracts, protection products and credit insurance.

We continue to believe that the fragmented nature of the automotive dealership sector provides us with the opportunity to achieve growth through consolidation. We have completed over 100 acquisitions since our initial public offering in 1996. Our acquisition strategy has been to acquire underperforming dealerships and, through the application of our centralized operating structure, leverage costs and improve store profitability. We believe the current economic environment provides us with attractive acquisition opportunities.

We also believe that we can continue to improve operations at our existing stores. By promoting entrepreneurial leadership in our general manager position, we anticipate continuing improvement in the percentage of new vehicle sales we capture in our local markets. While we retail approximately one used vehicle for every new vehicle sold, we believe we can make additional improvements in our used vehicle sales performance by offering lower-priced value vehicles and selling brands other than the new vehicle franchise at each location. Overall, organic growth through improved operations is a goal in 2011.

We believe our cost structure is aligned with current industry sales levels. Through initiatives started in the second quarter of 2008, we have successfully established a cost structure which can be leveraged as vehicle sales levels improve. However, no assurances can be given that industry sales will not experience a further decline, or that our restructuring efforts were sufficient to meet our operating objectives in a declining market.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires us to make certain estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and reported amounts of revenues and expenses at the date of the financial statements. Certain accounting policies require us to make difficult and subjective judgments on matters that are inherently uncertain. The following accounting policies involve critical accounting estimates because they are particularly dependent on assumptions made by management. While we have made our best estimates based on facts and circumstances available to us at the time, different estimates could have been used in the current period. Changes in the accounting estimates we used are reasonably likely to occur from period to period, which may have a material impact on the presentation of our financial condition and results of operations.

Our most critical accounting estimates include those related to goodwill and franchise value, long-lived assets, deferred tax assets, service contracts and other insurance contracts, and lifetime oil change and self insurance programs. We also have other key accounting policies for valuation of accounts receivable, expense accruals and revenue recognition. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ materially from these estimates.

Goodwill and Franchise Value

We are required to test our goodwill and franchise value for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred.

We have determined that we operate as one reporting unit for evaluating goodwill. For the goodwill impairment testing, we apply a fair-value based test using the Adjusted Present Value method (“APV”) to indicate the fair value of our reporting unit. Under the APV method, future cash flows are based on recently prepared budget forecasts and business plans to estimate the future economic benefits that the reporting unit will generate. An estimate of the appropriate discount rate is utilized to convert the future economic benefits to their present value equivalent.

The goodwill impairment test is a two step process. The first step identifies potential impairments by comparing the calculated fair value of a reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step includes determining the implied fair value through further market research. The implied fair value of goodwill is then compared with the carrying amount to determine if an impairment loss is recorded.

As of December 31, 2010, we had $6.2 million of goodwill on our balance sheet. The first step of our annual goodwill impairment analysis, which we performed as of October 1, 2010, did not result in an indication of impairment. The fair value at December 31, 2010, using the APV method, was 54% greater than the carrying value at December 31, 2010. Our impairment testing of goodwill in 2008 resulted in impairment charges of $299.3 million to fully write-off our goodwill, primarily due to the adverse change in the business climate and our reduced earnings and cash flow forecast. We did not have any goodwill on our balance sheet at December 31, 2009.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual store basis. For the franchise value impairment testing, we estimate the fair value of our franchise rights primarily using the APV model. The forecasted cash flows used in the APV model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, general operating expenses, and cost of capital. We use primarily internally-developed forecasts and business plans to estimate the future cash flows that each franchise will generate. We have determined that only certain cash flows of the store are directly attributable to the franchise rights. We estimate the appropriate interest rate to discount future cash flows to their present value equivalent taking into consideration factors such as a risk-free rate, a beta, an equity risk premium, a small stock risk premium, and a store-specific risk premium.

We also use third-party brokers’ estimates to assist us in determining the fair value of our franchise rights, which are developed using marketplace data related to current transactions involving franchise rights.

As of December 31, 2010, we had $45.2 million of franchise value on our balance sheet. Our impairment testing of franchise value in 2010 did not indicate any impairment. Our impairment testing of franchise value in 2009 and 2008 resulted in impairment charges of $0.3 million and $16.0 million, respectively, primarily due to the adverse change in the business climate and our reduced earnings and cash flow forecast.

We are subject to financial statement risk to the extent that our goodwill or franchise rights become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations. Furthermore, in the event that a manufacturer is unable to remain solvent, we may be required to record a partial or total impairment on the remaining franchise value related to that manufacturer.

See Notes 1 and 5 of Notes to Consolidated Financial Statements for additional information.

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

We hold certain property for future development or investment purposes. If a triggering event is deemed to have occurred, we evaluate the property for impairment by comparing its estimated fair value based on listing price less costs to sell and other market data including similar property that is for sale or has been recently sold, to the current carrying value. If the carrying value is less than the estimated fair value, an impairment is recorded.

Although we believe our property and equipment and assets held and used are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets. A future decline in store performance, decrease in projected growth rates or changes in other operating assumptions could result in an impairment of long-lived asset groups, which could have a material adverse impact on our financial position and results of operations. A continued decline in the commercial real estate market could result in a potential impairment of certain investment properties not currently used in operations. Currently, $28.9 million of our long-lived assets are considered held for future development or investment purposes. Of the remaining assets used in operations, $142.7 million are associated with stores operating domestic franchises and $190.8 million are associated with corporate operations and stores operating import/luxury franchises.

Due to the adverse change in the business climate and our reduced earnings and cash flow forecast, we performed impairment testing on long-lived assets during 2010, 2009 and 2008. As a result, we recorded impairments related to long-lived assets of $15.3 million, $10.4 million and $13.9 million in 2010, 2009 and 2008, respectively.

See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information.

Deferred Tax Assets

As of December 31, 2010, we had deferred tax assets of approximately $59.1 million and deferred tax liabilities of $16.6 million. The principal components of our deferred tax assets are related to goodwill, allowances and accruals, deferred revenue and cancellation reserves. The principal components of our deferred tax liabilities are related to depreciation on property and equipment and inventories.

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

At December 31, 2010, we have not recorded any valuation allowance on deferred tax assets. If we are unable to meet the projected taxable income levels utilized in our analysis, and depending on the availability of feasible tax planning strategies, we might record a valuation allowance on a portion or all of our deferred tax assets in the future. In the event that a manufacturer is unable to remain solvent, our operations may be impacted and we might record a valuation allowance on a portion or all of the deferred tax assets, which could have a material adverse impact on our financial position and results of operations.

Service Contract and Other Insurance Contracts

We receive commissions from the sale of vehicle service contracts and certain other insurance contracts. The contracts are sold through unrelated third parties, but we may be charged back for a portion of the commissions in the event of early termination of the contracts by customers. We sell these contracts on a straight commission basis; in addition, we may also participate in future underwriting profit pursuant to retrospective commission arrangements, which are recognized as income upon receipt.

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

At December 31, 2010 and 2009, the reserve for future cancellations totaled $9.4 million and $10.3 million, respectively, and is included in accrued liabilities and other long-term liabilities on our consolidated balance sheets. A 10% increase in expected cancellations would result in an additional reserve of approximately $1.0 million.

Lifetime Oil Change Self-Insurance

In March 2009, we assumed from a third party the obligation to provide future lifetime oil service for a pool of existing contracts and began to self-insure the majority of the lifetime oil contracts we sell.

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

If our estimates of future costs to perform under the contracts exceed the existing deferred revenue, we record a charge in the statement of operations. We perform our loss contingency analysis separately for the pool of assumed contracts and the pool of self-insured contracts sold starting in March 2009. We recorded a charge of $1.0 million and $1.4 million in 2010 and 2009, respectively, for expected costs in excess of revenue deferred related to the pool of assumed contracts. We believe the new vehicle purchase cycle has been delayed for many buyers. If the ownership cycle does not accelerate towards pre-recession levels, our estimate of the number of oil changes to be performed over a vehicles life may require upward revisions, which may adversely affect our financial position and results of operations. In addition, other changes in assumptions about future costs expected to be incurred to service contracts could result in the recognition of additional charges, which could have a material adverse impact on our financial position and results of operations.

A 10% change in expected claims costs per contract for the assumed pool of contracts would result in additional reserves of approximately $1.0 million. A 10% change in expected claims per contract for the self-insured sold contracts would not require any reserve. At December 31, 2010 and 2009, the remaining deferred revenue related to the assumed obligation and the self-insured sold contracts was $7.5 million and $13.9 million, respectively.

Self Insurance Programs

We self-insure a portion of our property and casualty insurance, medical insurance and workers’ compensation insurance. A third-party is engaged to estimate the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. Any changes in assumptions or claim experience could result in the recognition of additional charges, which could have a material adverse impact on our financial position and results of operations.

At December 31, 2010 and 2009, the total reserve associated with these programs was $7.3 million and $3.2 million, respectively, and is included in accrued liabilities and other long-term liabilities on our consolidated balance sheets. A 10% increase in claims experience would result in additional reserves of approximately $3.3 million.

Results of Continuing Operations

For the year ended December 31, 2010, we reported income from continuing operations, net of tax, of $14.1 million, or $0.53 per diluted share. For the years ended December 31, 2009 and 2008, we reported income from continuing operations, net of tax, of $6.9 million, or $0.31 per diluted share, and net loss from continuing operations, net of tax, of $225.1 million, or $11.15 per diluted share, respectively.

Discontinued Operations

As a result of the restructuring we began in 2008, we have sold or closed certain stores in 2008, 2009 and 2010. Results for sold or closed stores, qualifying for reclassification under the applicable accounting guidance, have their results presented as discontinued operations in our consolidated statements of operations. As a result, our results from continuing operations are presented on a comparable basis for all periods. Within discontinued operations, we realized a net gain (loss) of $(0.4) million, $2.2 million and $(27.5) million for the years ended December 31, 2010, 2009 and 2008, respectively. See Notes 1 and 16 of Notes to Consolidated Financial Statements for additional information.

Key Performance Metrics

Certain key performance metrics for revenue and gross profit were as follows for 2010, 2009 and 2008 (dollars in thousands):

2010	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,067,648	50.1%	$87,384	8.2%	22.9%
Used vehicle, retail	581,185	27.3	82,003	14.1	21.5
Used vehicle, wholesale	108,113	5.1	645	0.6	0.2
Finance and insurance(1)	67,107	3.1	67,107	100.0	17.6
Service, body and parts	295,823	13.9	142,584	48.2	37.4
Fleet and other	11,722	0.5	1,707	14.6	0.4

	$2,131,598	100.0%	$381,430	17.9%	100.0%

2009	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$881,329	49.5%	$74,417	8.4%	22.0%
Used vehicle, retail	477,253	26.8	67,166	14.1	19.8
Used vehicle, wholesale	72,699	4.1	411	0.6	0.1
Finance and insurance(1)	56,397	3.2	56,397	100.0	16.7
Service, body and parts	291,075	16.3	138,543	47.6	41.0
Fleet and other	2,614	0.1	1,331	50.9	0.4

	$1,781,367	100.0%	$338,265	19.0%	100.0%

2008	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,167,532	55.1%	$91,791	7.9%	25.1%
Used vehicle, retail	469,603	22.2	53,458	11.4	14.6
Used vehicle, wholesale	96,476	4.5	(3,136)	(3.3)	(0.9)
Finance and insurance(1)	77,503	3.7	77,503	100.0	21.2
Service, body and parts	303,596	14.3	144,795	47.7	39.6
Fleet and other	4,867	0.2	1,572	32.3	0.4

	$2,119,577	100.0%	$365,983	17.3%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

We believe that same store sales are a key indicator of our financial performance. Same store metrics demonstrate our ability to grow our revenue and profitability in our existing locations. As a result, same store sales have been integrated into the discussion below.

Same store sales are calculated for stores that were in operation as of December 31, 2010, and only including the months of operations for both comparable periods. For example, a store acquired in June 2009 would be included in same store operating data beginning in July 2010, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the periods of July through December of both comparable years.

New Vehicle Revenues

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2010	2009
Reported
Revenue	$1,067,648	$881,329	$186,319	21.1%
Retail units sold	33,701	29,316	4,385	15.0
Average selling price per retail unit	$31,680	$30,063	$1,617	5.4

Same store
Revenue	$1,053,411	$881,290	$172,121	19.5%
Retail units sold	33,173	29,302	3,871	13.2
Average selling price per retail unit	$31,755	$30,076	$1,679	5.6

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2009	2008
Reported
Revenue	$881,329	$1,167,532	$(286,203)	(24.5)%
Retail units sold	29,316	39,756	(10,440)	(26.3)
Average selling price per retail unit	$30,063	$29,367	$696	2.4

Same Store
Revenue	$880,845	$1,161,162	$(280,317)	(24.1)%
Retail units sold	29,280	39,523	(10,243)	(25.9)
Average selling price per retail unit	$30,084	$29,379	$705	2.4

New vehicle sales have improved throughout 2010 compared to 2009 due to a recovery in the U.S. economy and our efforts to increase our share of the new vehicles sold within each local market. Credit availability has continued to improve throughout 2010, although within the sub-prime market, lending remains constrained. Additionally, domestic brands experienced a recovery of market share due to improved product, increased consumer confidence as Chrysler and GM emerged from their restructuring, and as Toyota lost share due to perceived quality issues and recall campaigns.

2009, new vehicle sales compared to 2008 were impacted severely by the recessionary environment. Weak consumer confidence and a lack of available credit reduced demand for new vehicles. The third quarter of 2009 experienced incremental improvement as a result of the CARS program, which provided government sponsored rebates for consumers who elected to purchase a new vehicle with improved fuel economy. Throughout 2009, Chrysler experienced declining market share, from approximately 12% at the beginning of the year to approximately 8.5% at the end of the year. Given our significant exposure to Chrysler stores, our new vehicle sales levels were further adversely impacted as competing brands commanded more of the overall market. Also in the fourth quarter of 2009, a shortage of available Chrysler product negatively impacted new vehicle sales levels.

Used Vehicle Retail Revenues

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2010	2009
Reported
Retail revenue	$581,185	$477,253	$103,932	21.8%
Retail units sold	34,969	29,453	5,516	18.7
Average selling price per retail unit	$16,620	$16,204	$416	2.6

Same store
Retail revenue	$568,532	$476,395	$92,137	19.3%
Retail units sold	34,173	29,386	4,787	16.3
Average selling price per retail unit	$16,637	$16,212	$425	2.6

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2009	2008
Reported
Retail revenue	$477,253	$469,603	$7,650	1.6%
Retail units sold	29,453	28,339	1,114	3.9
Average selling price per retail unit	$16,204	$16,571	$(367)	(2.2)

Same store
Retail revenue	$476,076	$467,218	$8,858	1.9%
Retail units sold	29,366	28,164	1,202	4.3
Average selling price per retail unit	$16,212	$16,589	$(377)	(2.3)

Used vehicle retail unit sales have increased as consumers elect to purchase used vehicles instead of new vehicles, and as we increase the number of lower-price, higher-margin, older used vehicles we sell. We have focused our store personnel on maximizing retail used vehicle sales and reducing the number of used vehicles we wholesale after acquiring them via trade-in. Despite an improving new vehicle sales market in 2010, we have continued to focus on increasing used vehicles sales, particularly older, less expensive vehicles. As a result, our used retail to new vehicle sales ratio is up slightly from 1.00:1 in 2009 to 1.04:1 in 2010.

The average price of used vehicles sold decreased in 2009 compared to 2008 as we worked through an inventory of vehicles that was not in high demand, a shift towards cars and away from trucks and as a reduction in available credit decreased the amount of financing customers could obtain, which resulted in lower average transaction prices.

Used Vehicle Wholesale Revenues

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2010	2009
Reported
Wholesale revenue	$108,113	$72,699	$35,414	48.7%
Wholesale units sold	14,365	13,623	742	5.4
Average selling price per wholesale unit	$7,526	$5,336	$2,190	41.0

Same store
Wholesale revenue	$105,701	$71,936	$33,765	46.9%
Wholesale units sold	14,043	13,562	481	3.5
Average selling price per wholesale unit	$7,527	$5,304	$2,223	41.9

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2009	2008
Reported
Wholesale revenue	$72,699	$96,476	$(23,777)	(24.6)%
Wholesale units sold	13,623	16,477	(2,854)	(17.3)
Average selling price per wholesale unit	$5,336	$5,855	$(519)	(8.9)

Same store
Wholesale revenue	$71,905	$94,887	$(22,982)	(24.2)%
Wholesale units sold	13,545	16,288	(2,743)	(16.8)
Average selling price per wholesale unit	$5,309	$5,826	$(517)	(8.9)

Wholesale transactions are a result of vehicles we have purchased from customers buying vehicles from us, or from vehicles we have attempted to sell via retail that we elect to dispose of due to time in inventory or other factors. Throughout 2010, we have concentrated on directing more lower-priced, older vehicles to retail sale rather than wholesale disposal. As a result, we have seen an increase in average wholesale price, and have increased wholesale revenues by a larger percentage than wholesale units.

Wholesale vehicle sales were down in 2009 compared to 2008 mainly due to changes in vehicle mix as we kept more 3 to 7 year old vehicles than in previous years, resulting in fewer units sold via wholesale. The units sold via wholesale in 2009 had lower average selling prices as they represented a larger percentage of older, less expensive vehicles not suitable for retail sale.

Wholesale vehicle sales are typically done at or near inventory cost and do not comprise a meaningful component of our gross profit. We generated wholesale profit (loss) of $0.6 million, $0.4 million and $(3.1) million in 2010, 2009 and 2008, respectively.

Finance and Insurance

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2010	2009
Reported
Revenue	$67,107	$56,397	$10,710	19.0%
Revenue per retail unit	$977	$960	$17	1.8

Same store
Revenue	$63,096	$53,843	$9,253	17.2%
Revenue per retail unit	$937	$917	$20	2.2

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2009	2008
Reported
Revenue	$56,397	$77,503	$(21,106)	(27.2)%
Revenue per retail unit	$960	$1,138	$(178)	(15.6)

Same store
Revenue	$53,808	$72,771	$(18,963)	(26.1)%
Revenue per retail unit	$918	$1,075	$(157)	(14.6)

In 2010, finance and insurance sales increased as we sold a greater number of new and used vehicles than in 2009 and had more opportunity to present our product offerings to consumers. Additionally, banks returned to the auto finance market in 2010, providing alternate financing options to customers that we had primarily shifted to credit unions in 2009. Banks typically pay a higher commission for arranging retail automotive financing and our revenue per retail unit increased as a result. Lenders also increased the loan-to-value amount available to most customers, affording us the opportunity to sell additional or more comprehensive products while still remaining within an acceptable lending framework.

In 2009, the declines in finance and insurance sales were primarily due to fewer vehicles sold in 2009 compared to 2008, as well as a decline in our penetration rate for finance and insurance products and the impact of restrictions on the overall loan amount to vehicle invoice cost, which can impact the ability of customers to finance the ancillary products we offer. Additionally, customers participating in the CARS Program elected to pay cash for their vehicle at a higher rate and purchased fewer extended warranties and other ancillary products than our traditional customers.

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

Penetration rates for certain products were as follows:

	2010	2009	2008
Finance and insurance	72%	68%	74%
Service contracts	41	41	42
Lifetime oil change and filter	34	35	34

Service, Body and Parts Revenue

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2010	2009
Reported
Customer pay	$166,941	$158,018	$8,923	5.6%
Warranty	51,432	55,539	(4,107)	(7.4)
Wholesale parts	49,404	49,486	(82)	(0.2)
Body shop	28,046	28,032	14	—

Total service, body and parts	$295,823	$291,075	$4,748	1.6

Same store
Customer pay	$164,597	$157,652	$6,945	4.4%
Warranty	50,688	55,433	(4,745)	(8.6)
Wholesale parts	48,690	49,267	(577)	(1.2)
Body shop	27,574	28,032	(458)	(1.6)

Total service, body and parts	$291,549	$290,384	$1,165	0.4

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2009	2008
Reported
Customer pay	$158,018	$159,405	$(1,387)	(0.9)%
Warranty	55,539	59,676	(4,137)	(6.9)
Wholesale parts	49,486	54,083	(4,597)	(8.5)
Body shop	28,032	30,432	(2,400)	(7.9)

Total service, body and parts	$291,075	$303,596	$(12,521)	(4.1)

Same store
Customer pay	$157,627	$158,329	$(702)	(0.4)%
Warranty	55,431	59,260	(3,829)	(6.5)
Wholesale parts	49,253	53,817	(4,564)	(8.5)
Body shop	28,032	30,432	(2,400)	(7.9)

Total service, body and parts	$290,343	$301,838	$(11,495)	(3.8)

Our service, body and parts business was also affected, albeit at a lesser magnitude than vehicle sales, by the challenging economic environment. Declining consumer confidence has caused customers to defer maintenance work and routine servicing for longer periods of time. Declining units in operation have impacted the overall available pool of vehicles to service and warranty opportunities.

Warranty work accounted for approximately 17.4% of our same store service, body and parts sales in 2010 compared to 19.1% in 2009, which resulted in an 8.6% decrease in same store warranty sales in 2010 compared to 2009. Domestic brand warranty work decreased by 1.6%, while import/luxury warranty work decreased by 4.0% in 2010 compared to 2009. To offset the trends in warranty work, we have emphasized the customer pay portion of our business through competitively priced routine maintenance offerings and increased marketing efforts. The customer pay service and parts business, which represented 56.5% of the total service, body and parts business in 2010 on a same store basis, was up 4.4% compared to 2009.

Warranty work accounted for approximately 19.1% of our same store service, body and parts sales in 2009 and declined 6.5% compared to 2008. The customer pay service and parts business represented 54.3% of the total service, body and parts business in 2009, which was 0.4% lower compared to 2008. As discussed above, these changes in mix resulted from lower consumer confidence, deferred maintenance on vehicles and fewer warranty opportunities. As a result, overall same store sales declined 3.8%.

Gross Profit

Gross profit increased $43.2 million in 2010 compared to 2009 and decreased $27.7 million in 2009 compared to 2008. The increase in 2010 was primarily due to increased revenues, partially offset by a decline in our overall gross profit margin. The decrease in 2009 compared to 2008 was due to decreased total revenues, partially offset by an increase in our overall gross profit margin.

Gross profit margins achieved were as follows:

	Year Ended December 31,		Basis Point Change
	2010	2009
New vehicle	8.2%	8.4%	(20	)bp
Retail used vehicle	14.1	14.1	—
Wholesale used vehicles	0.6	0.6	—
Finance and insurance	100.0	100.0	—
Service, body and parts	48.2	47.6	60
Overall	17.9	19.0	(110)

	Year Ended December 31,		Basis Point Change*
	2009	2008
New vehicle	8.4%	7.9%	50	bp
Retail used vehicle	14.1	11.4	270
Wholesale used vehicles	0.6	(3.3)	390
Finance and insurance	100.0	100.0	—
Service, body and parts	47.6	47.7	(10)
Overall	19.0	17.3	170

*	A basis point is equal to 1/100th of one percent.

In 2010, our overall gross profit margin decreased primarily due to a mix shift as we sold a greater number of new vehicles, which have lower margins than our other businesses. We have worked to maintain our gross profit margin in the face of rising product costs. We believe our “single-point” strategy of maintaining franchise exclusivity within the market we serve protects profitability and allows us to maintain margin levels.

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

We recorded asset impairment charges in 2010, 2009 and 2008. Asset impairments recorded as a component of continuing operations consist of the following (in thousands):

December 31,	2010	2009	2008
Goodwill	$—	$—	$299,266

Asset Impairments
Intangible assets	$—	$250	$16,028
Long-lived assets	15,301	10,350	13,876
Other assets	—	(2,328)	4,995

Total asset impairments	$15,301	$8,272	$34,899

Selling, general and administrative	$—	$—	$4,527

During 2010, we believed events and circumstances indicated the carrying amount of our non-operational long-lived assets may no longer be recoverable, triggering interim impairment tests. We determined a triggering event had occurred based on the following factors:

•	slower industry recovery for retail vehicle sales than originally projected at the end of 2009;

•	oversupply of vacant dealership properties due to the economic downturn and bankruptcy proceedings for Chrysler and GM; and

•	the broader economic recovery, including the availability of credit, remained gradual, limiting the potential buyers of these types of properties.

Based on the results of those tests, we recorded asset impairment charges of $15.3 million associated with these properties during 2010.

In 2009, as a result of the reorganization in bankruptcy of both Chrysler and GM, and the decline in commercial real estate values, we tested our long-lived assets for recoverability. Additionally, operational results for certain locations have been retrospectively reclassified from discontinued operations to continuing operations in the consolidated statement of operations, including prior period impairments. As these assets were no longer expected to be sold, a reversal of estimated costs to sell was recorded in 2009. Total asset impairment charges were $8.3 million in 2009.

As a result of the adverse change in the business climate and our reduced earnings and cash flow forecast, we tested certain goodwill, franchise value and long-lived assets for recoverability in 2008. Based on the results of these tests, we recorded asset impairment charges totaling $334.2 million in 2008. In addition, we recorded impairment charges on certain cancelled construction projects of $4.5 million in 2008 as a component of selling, general and administrative expense.

See Notes 1, 4 and 5 of Notes to Consolidated Financial Statements for additional information.

Selling, General and Administrative Expense

Selling, general and administrative expense (“SG&A”) includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2010	2009
Personnel	$185,557	$171,289	$14,268	8.3%
Advertising	27,134	18,402	8,732	47.5
Rent	14,715	15,464	(749)	(4.8)
Facility costs	23,860	23,614	246	1.0
Other	49,346	47,252	2,094	4.4

Total SG&A	$300,612	$276,021	$24,591	8.9

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2009	2008
Personnel	$171,289	$193,090	$(21,801)	(11.3)%
Advertising	18,402	17,577	825	4.7
Rent	15,464	17,161	(1,697)	(9.9)
Facility costs	23,614	24,524	(910)	(3.7)
Other	47,252	63,160	(15,908)	(25.2)

Total SG&A	$276,021	$315,512	$(39,491)	(12.5)

SG&A increased $24.6 million in 2010 compared to 2009, primarily due to increased sales volumes and increased advertising expense to gain market share, offset by savings in other areas as we continued to focus on reducing costs. SG&A as a percentage of gross profit was 78.8% in 2010 compared to 81.6% in 2009.

SG&A decreased $39.5 million in 2009 compared to 2008, primarily due to reduced sales volumes and cost cutting efforts. Additionally, SG&A in 2008 included $4.5 million of impairment charges on certain cancelled construction projects. SG&A as a percentage of gross profit was 81.6% in 2009 compared to 86.2% in 2008.

Depreciation and Amortization

Depreciation is comprised of depreciation expense related to buildings, significant remodels or betterments, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2010	2009
Depreciation and amortization	$17,577	$18,259	$(682)	(3.7)%

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2009	2008
Depreciation and amortization	$18,259	$17,059	$1,200	7.0%

Depreciation and amortization decreased $0.7 million and increased $1.2 million, respectively, in 2010 compared to 2009 and in 2009 compared to 2008. Assets classified as held for sale are not depreciated. When assets previously classified as held for sale are reclassified to held and used, they are valued at the lower of their fair value or their net book value assuming depreciation had not been halted. Depreciation and amortization in 2009 included a $2.2 million charge to record depreciation related to assets reclassified from held for sale, including approximately $0.7 million that would have been recorded in 2008 if the assets had not been classified in discontinued operations at that time.

Operating Income (Loss)

Operating income (loss) was 2.2%, 2.0% and (14.2)% of revenue, respectively, in 2010, 2009 and 2008. The increase in 2010 compared to 2009 was primarily due to improved sales and continued cost control. 2009 was negatively affected by lower revenues over which to spread our SG&A, partially offset by higher gross profit margins due to a shift in revenue sources and our improved cost structure. The operating losses in 2008 were due primarily to the asset impairment charges discussed above.

Floorplan Interest Expense

Floorplan interest expense decreased $0.4 million in 2010 compared to 2009. A decrease of $0.1 million resulted from declines in the average benchmark interest rates on our floorplan facilities and a decrease of $1.1 million resulted from decreases in the average outstanding balances of our floorplan facilities. At the end of 2009 and throughout 2010, we had paid down our floorplan notes with excess cash. Ineffectiveness from hedging interest rate swaps resulted in an increase of $0.8 million.

Floorplan interest expense decreased $9.8 million in 2009 compared to 2008. A decrease of $3.0 million resulted from lower average interest rates and a decrease of $6.3 million resulted from lower average balances outstanding. In addition there was a decrease of $0.5 million related to our interest rate swaps.

Floorplan assistance is provided by manufacturers to specifically support store financing of new vehicle inventory. Under accounting standards, floorplan assistance is recorded as a component of new vehicle gross profit when the specific vehicle is sold. However, as manufacturers provide this assistance to offset inventory carrying costs, we believe a comparison of floorplan interest expense to floorplan assistance can be used to evaluate the efficiency of our new vehicle sales relative to stocking levels. The following tables detail the carrying costs for new vehicles and include new and program vehicle floorplan interest net of floorplan assistance earned.

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2010	2009
Floorplan interest expense (new vehicles)	$10,597	$11,015	$(418)	(3.8)%
Floorplan assistance (included in cost of sales)	(9,753)	(9,245)	(508)	(5.5)

Net new vehicle carrying costs	$844	$1,770	$(926)	(52.3)%

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2009	2008
Floorplan interest expense (new vehicles)	$11,015	$20,808	$(9,793)	(47.1)%
Floorplan assistance (included in cost of sales)	(9,245)	(15,519)	6,274	40.4

Net new vehicle carrying costs	$1,770	$5,289	$(3,519)	(66.5)%

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle line of credit. It also included interest on our senior subordinated convertible notes in the first three quarters of 2009 and all of 2008.

In 2009 and 2008, other interest expense contained interest associated with our convertible notes. With the repurchase of our convertible notes in 2009, other interest expense mainly related to mortgages in 2010. Mortgage interest expense totaled $13.6 million, $11.6 million and $10.0 million in 2010, 2009 and 2008, respectively.

There was no capitalized interest on construction projects in 2010. Capitalized interest on construction projects totaled $0.9 million and $1.7 million, respectively, in 2009 and 2008.

Other Income, net

Other income, net was $0.4 million, $1.5 million and $6.6 million for 2010, 2009 and 2008, respectively. A gain in 2009 and 2008 of $0.3 million and $5.3 million, respectively, was due to the early retirement of our convertible notes. Additionally, a gain of approximately $1.0 million in 2009 is related to the result of a binding arbitration.

Income Tax Provision (Benefit)

Our effective tax rate was 39.2% in 2010, 42.7% in 2009 and (32.4)% in 2008. Our federal income tax rate is 35% and our state income tax rate is currently 3.4%, which varies with the mix of states where our stores are located. We also have certain non-deductible expenses and other adjustments that impact our effective rate. In 2009, the impact of non-deductible expenses was magnified by a decline in income due to the slower sales environment. In 2008, a large permanent item related to the impairment of goodwill associated with a prior corporate acquisition reduced the rate.

Pro Forma Reconciliations

Due to the non-core nature of certain non-cash charges related to asset impairments, lease termination, lifetime oil change and severance reserves (“reserve adjustments”), disposal gains and gains on extinguishment of debt, we are providing our results of operations excluding these items. We believe that each of the non-GAAP financial measures provided improves the transparency of our disclosure, by presenting our results that exclude the impact of these items that affect the period-to-period comparability of our core operations. These presentations are not intended to provide SG&A, operating income, income from continuing operations before taxes or net income in accordance with GAAP and should not be considered an alternative to GAAP measures.

The following table reconciles certain reported GAAP amounts per the Consolidated Statements of Operations to the comparable non-GAAP income (loss) amounts (dollars in thousands, except per share amounts):

	Year Ended December 31
Selling, general and administrative expense	2010	2009	2008
As reported	$300,612	$276,021	$315,512
Impairments and disposal gain	413	—	(4,527)
Reserve adjustments	(1,238)	(454)	—

Adjusted	$299,787	$275,567	$310,985

SG&A as a % of gross profit
As reported	78.8%	81.6%	86.2%
Adjusted	78.4	81.1	85.0

Income from operations
As reported	$47,940	$35,713	$(300,753)
Impairments and disposal gain	14,954	7,842	338,692
Reserve adjustments	2,278	1,854	—

Adjusted	$65,172	$45,409	$37,939

Operating profit
As reported	2.2%	2.0%	(14.2)%
Adjusted	3.1	2.5	1.8

Income (loss) from continuing operations before income taxes
As reported	$23,193	$12,078	$(333,010)
Impairments and disposal gain	14,954	7,842	338,692
Reserve adjustments	2,278	1,854	—
Gain on extinguishment of debt	—	(1,317)	(5,248)

Adjusted	$40,425	$20,457	$434

Pre-tax margin
As reported	1.1%	0.7%	(15.7)%
Adjusted	1.9	1.1	—

Net income (loss) from continuing operations
As reported	$14,100	$6,916	$(225,132)
Impairments and disposal gain	9,178	4,967	229,080
Reserve adjustments	1,532	1,103	—
Gain on extinguishment of debt	—	(812)	(3,646)

Adjusted	$24,810	$12,174	$302

Diluted net income (loss) per share from continuing operations
As reported	$0.53	$0.31	$(11.15)
Impairments and disposal gain	0.35	0.23	11.34
Reserve adjustments	0.06	0.05	—
Gain on extinguishment of debt	—	(0.04)	(0.18)

Adjusted	$0.94	$0.55	$0.01

Liquidity and Capital Resources

We manage our liquidity and capital resources to be able to fund future capital expenditures, working capital requirements and contractual obligations. Additionally, we use capital resources to fund cash dividend payments, share repurchases and acquisitions.

Available Sources

We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements, financing of real estate and the proceeds from public equity and private debt offerings to finance operations and expansion. Based on these factors and our normal operational cash flow, we believe we have sufficient availability to accommodate both our short- and long-term capital needs.

Below is a summary and discussion of our available funds:

	As of December 31,		Increase (Decrease)	% Increase (Decrease)
	2010	2009
Cash and cash equivalents	$9,306	$12,776	$(3,470)	(27.2)%
Available credit on the Credit Facility	23,332	25,682	(2,350)	(9.2)
Unfinanced new vehicles	65,601	35,728	29,873	83.6

Total available funds	$98,239	$74,186	$24,053	32.4%

During 2010, 2009 and 2008, we generated $18.3 million, $11.4 million and $82.9 million, respectively, through the sale of assets and stores and the issuance of long-term debt, net of debt repayment.

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

In addition to the above sources of liquidity, potential sources include the placement of subordinated debentures or loans, additional store sales or additional other asset sales. We will evaluate all of these options and may select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Summary of Outstanding Balances on Credit Facilities and Long-term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt:

	Outstanding as of December 31, 2010	Remaining Available as of December 31, 2010
New and program floorplan notes payable	$251,257	$—	(1)
Credit facility	40,000	23,332	(2),(3)
Real estate mortgages	234,850	—
Other debt	5,924	—

Total debt	$532,031	$23,332

(1)	There are no formal limits on the new and program vehicle lines with certain lenders, and we had approximately $65.6 million in unfloored new vehicles at December 31, 2010.
(2)	Reduced by $2.3 million for outstanding letters of credit.
(3)	The amount available on the line is limited based on a borrowing base calculation and fluctuates monthly.

New and Program Vehicle Lines

Ally Bank, Mercedes-Benz Financial Services USA, LLC, TFS, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC provide new vehicle floorplan financing for their respective brands. Ally Bank serves as the primary lenders for all other brands. The new and program vehicle lines are secured by new and program vehicle inventory of the stores financed by that lender. The weighted average interest rates associated with our new and program vehicle lines, excluding the effects of our interest rate swaps, was 3.1% at December 31, 2010.

Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity in our statements of cash flows.

To improve the visibility of cash flows related to vehicle financing, which is a core part of our business, the non-GAAP financial measures below demonstrate cash flows assuming all floorplan notes payable are included as an operating activity. We believe that this non-GAAP financial measure improves the transparency of our disclosure by providing period-to-period comparability of our results from core business operations.

	Year Ended December 31,
(In thousands)	2010	2009	2008
As Reported
Cash flow from (used in) operations	$(21,330)	$9,939	$86,108
Change in floorplan notes payable: non-trade	24,090	31,417	(16,803)

Adjusted	$2,760	$41,356	$69,305

As Reported
Cash flow from (used in) financing	$37,826	$(29,127)	$(101,185)
Change in floorplan notes payable: non-trade	(24,090)	(31,417)	16,803

Adjusted	$13,736	$(60,544)	$(84,382)

Working Capital, Acquisition and Used Vehicle Credit Facility

We have a $75 million Credit Facility with U.S. Bank National Association, which expires June 30, 2013. As of December 31, 2010, approximately $23.3 million was available on the facility. We believe the Credit Facility continues to be an attractive source of financing given the current cost and availability of credit alternatives. The interest rate on the Credit Facility is the 1-month LIBOR plus 2.35%, which totaled 2.6% at December 31, 2010.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate and leasehold improvements. Interest rates related to this debt ranged from 2.1% to 7.9% at December 31, 2010. The mortgages are payable in various installments through January 2018 with no significant maturities until 2013.

Our other debt includes various notes, capital leases and obligations assumed as a result of acquisitions and other agreements and have interest rates that ranged from 3.5% to 10.0% at December 31, 2010.

Debt Covenants

We are subject to certain financial and restrictive covenants for all of our debt agreements. The covenants restrict us from incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Debt Covenant Ratios	Requirement	As of December 31, 2010
Minimum tangible net worth	Not less than $200 million	$267.1 million
Vehicle equity	Not less than $65 million	$187.7 million
Fixed charge coverage ratio	Not less than 1.20 to 1	1.68 to 1
Liabilities to tangible net worth ratio	Not more than 4.00 to 1	2.44 to 1

Accordingly, we were in compliance with the Credit Facility financial covenants as of December 31, 2010.

We expect to remain in compliance with the financial and restrictive covenants in our Credit Facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

In the event that we are unable to meet the financial and restrictive covenants, we would enter into a discussion with the lender to remediate the condition. If we were unable to remediate or cure the condition, a breach would give rise to certain remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed, including the triggering of cross-default provisions to other debt agreements.

Inventories

We calculate days supply based on a forward looking projection of expected sales levels. We believe this better aligns our days supply with seasonal fluctuations in our business. For example, using a trailing days supply would overstate inventory in the fourth quarter as we approach the stronger spring selling season, and understate inventory in the third quarter as we approach the slower fall and winter selling season. Our days supply of new vehicles at December 31, 2010 is nine days below our historical December 31 balances and seven days below our December 31, 2009 levels. This decrease compared to 2009 is a result of increased new vehicle sales levels and efforts to reduce the amount of new inventory available.

Our days supply of used vehicles at December 31, 2010 was down ten days compared to our historical December 31 balances and eight days below our December 31, 2009 balances. We have continued to focus on managing inventory levels in 2010 resulting in a decrease compared to historical periods.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2010 was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2011	2012 and 2013	2014 and 2015	2016 and beyond
Floorplan notes payable(1)	$251,257	$251,257	$—	$—	$—
Credit Facility(1)	40,000	—	40,000	—	—
Real estate debt, including interest	282,762	23,234	78,808	118,403	62,317
Other debt, including interest	7,022	702	1,329	2,916	2,075
Charge-backs on various contracts	9,365	5,273	3,689	392	11
Operating and capital leases(2)	148,770	17,184	30,381	25,541	75,664
Fixed rate payments on interest rate swaps	14,177	4,327	8,666	590	594

	$753,353	$301,977	$162,873	$147,842	$140,661

(1)	Amounts for floorplan notes payable and the Credit Facility do not include estimated interest payments. See Notes 2 and 6 in the Notes to Consolidated Financial Statements.
(2)

Amounts for operating and capital lease commitments do not include sublease income, and certain operating expenses such as maintenance, insurance and real estate taxes. See Note 7 in the Notes to Consolidated Financial Statements.

Capital Expenditures

Capital expenditures were $7.6 million, $21.1 million and $57.4 million for 2010, 2009 and 2008, respectively. The decrease in capital expenditures over the past two years reflected our cash management efforts and our desire to reduce the aggregate level of debt outstanding. In 2011, we anticipate approximately $26.0 million in capital expenditures, mainly related to the improvement of our store facilities, replacement of equipment and construction of a new headquarters building.

Many manufacturers provide assistance in the form of additional vehicle incentives if facilities meet image standards and requirements. Accordingly, we believe it is an attractive time to invest in certain facility upgrades and remodels that will generate additional manufacturer incentive payments. Also, recently enacted tax law changes that accelerate deductions for capital expenditures have accelerated project timelines to ensure completion before the law expires.

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

Dividends

Our Board of Directors declared dividends of $0.05 per share on our Class A and Class B common stock, which were paid in April 2010, July 2010 and October 2010 and totaled approximately $1.3 million each payment period. Management evaluates performance and makes a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Share Repurchase Plan

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through December 31, 2010, we have purchased a total of 580,624 shares under this program, 100,893 of which were purchased during 2010 for an average price of $7.88 per share. We may continue to repurchase shares from time to time in the future, if permitted by our credit facilities, and as conditions warrant.

Selected Consolidated Quarterly Financial Data

The following tables set forth our unaudited quarterly financial data(1) (2).

2010 (in thousands, except per share data )	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle	$215,617	$268,721	$293,237	$290,073
Used vehicle retail	135,899	146,836	158,798	139,652
Used vehicle wholesale	23,465	25,570	30,869	28,209
Finance and insurance	14,638	16,274	18,928	17,267
Service, body and parts	68,797	71,996	77,733	77,297
Fleet and other	803	4,704	3,122	3,093

Total revenues	459,219	534,101	582,687	555,591
Cost of sales	373,314	438,358	477,743	460,753

Gross profit	85,905	95,743	104,944	94,838
Asset impairments	1,491	13,260	—	550
Selling, general and administrative	71,039	74,813	77,468	77,292
Depreciation and amortization	4,749	4,401	4,239	4,188

Operating income	8,626	3,269	23,237	12,808
Floorplan interest expense	(2,751)	(2,567)	(3,085)	(2,194)
Other interest expense	(3,588)	(3,529)	(3,725)	(3,730)
Other, net	68	214	74	66

Income (loss) from continuing operations before income taxes	2,355	(2,613)	16,501	6,950
Income tax (provision) benefit	(912)	1,099	(6,709)	(2,571)

Income (loss) before discontinued operations	1,443	(1,514)	9,792	4,379
Discontinued operations, net of tax	(176)	(205)	—	—

Net income (loss)	$1,267	$(1,719)	$9,792	$4,379

Basic income (loss) per share from continuing operations	$0.06	$(0.06)	$0.37	$0.17
Basic loss per share from discontinued operations	(0.01)	(0.01)	—	—

Basic net income (loss) per share	$0.05	$(0.07)	$0.37	$0.17

Diluted income (loss) per share from continuing operations	$0.06	$(0.06)	$0.37	$0.16
Diluted loss per share from discontinued operations	(0.01)	(0.01)	—	—

Diluted net income (loss) per share	$0.05	$(0.07)	$0.37	$0.16

2009 (in thousands, except per share data )	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle	$192,306	$211,760	$266,769	$210,494
Used vehicle retail	109,089	126,256	129,857	112,051
Used vehicle wholesale	16,513	17,751	20,223	18,212
Finance and insurance	13,537	14,857	15,704	12,299
Service, body and parts	72,957	72,312	74,538	71,268
Fleet and other	570	625	895	524

Total revenues	404,972	443,561	507,986	424,848
Cost of sales	325,691	357,272	412,493	347,646

Gross profit	79,281	86,289	95,493	77,202
Asset impairments	2,080	3,680	2,359	153
Selling, general and administrative	68,655	68,694	71,165	67,507
Depreciation and amortization	4,091	3,969	3,883	6,316

Operating income (loss)	4,455	9,946	18,086	3,226
Floorplan interest expense	(2,911)	(2,664)	(3,053)	(2,387)
Other interest expense	(3,981)	(3,367)	(3,291)	(3,476)
Other, net	1,164	258	25	48

Income (loss) from continuing operations before income taxes	(1,273)	4,173	11,767	(2,589)
Income tax (provision) benefit	489	(1,634)	(4,792)	775

Income (loss) before discontinued operations	(784)	2,539	6,975	(1,814)
Discontinued operations, net of tax	2,113	1,124	(1,262)	260

Net income (loss)	$1,329	$3,663	$5,713	$(1,554)

Basic income (loss) per share from continuing operations	$(0.04)	$0.12	$0.33	$(0.07)
Basic loss per share from discontinued operations	0.10	0.05	(0.06)	0.01

Basic net loss per share	$0.06	$0.17	$0.27	$(0.06)

Diluted income (loss) per share from continuing operations	$(0.04)	$0.12	$0.33	$(0.07)
Diluted loss per share from discontinued operations	0.10	0.05	(0.06)	0.01

Diluted net loss per share	$0.06	$0.17	$0.27	$(0.06)

(1)	Quarterly data may not add to yearly totals due to rounding.
(2)	Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented.

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

Variable Rate Debt

We use variable-rate debt to finance our new and program vehicle inventory and certain real estate holdings. The interest rates on our variable rate debt are tied to either the one or three-month LIBOR or the prime rate. These debt obligations, therefore, expose us to variability in interest payments due to changes in these rates. The floorplan debt is based on open-ended lines of credit tied to each individual store from the various manufacturer finance companies.

Our variable-rate floorplan notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. At December 31, 2010, we had $413.6 million outstanding under such agreements at a weighted average interest rate of 3.1% per annum. A 10% increase in interest rates would increase annual interest expense by approximately $0.1 million, net of tax, based on amounts outstanding at December 31, 2010.

Fixed Rate Debt

The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall because we would expect to be able refinance for a lower rate. Conversely, the fair value of fixed interest rate debt will decrease as interest rates rise. The interest rate changes affect the fair value but do not impact earnings or cash flows.

At December 31, 2010, we had $118.5 million of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates of between October 2011 and October 2029. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $127.4 million at December 31, 2010.

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

As of December 31, 2010, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

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

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2010 was 0.3% per annum as reported in the Wall Street Journal.

The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. These amounts related to our cash flow hedges are recorded as deferred gains or losses in our consolidated balance sheet with the offset recorded in accumulated other comprehensive income, net of tax. Changes to the fair value of discontinued cash flow hedges are recognized into earnings as a component of floorplan interest expense. At December 31, 2010, the fair value of all of our agreements was a liability of $8.7 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $3.2 million at December 31, 2010.

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

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2010 is included in Item 7.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2010, which is included in Item 8 of this Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Audit Committee Independence and Financial Expert, Code of Business Conduct and Ethics, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2011 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item will be included under the captions Compensation of Directors, Compensation Committee Report, Compensation Discussion and Analysis, Executive Compensation, Potential Payments Upon Termination or Change-in-Control, and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2011 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by shareholders	1,185,241	$13.56	1,752,708	(1)

Equity compensation plans not approved by shareholders	—	—	—

Total	1,185,241	$13.56	1,752,708

(1)	Includes 756,730 shares available pursuant to our 2003 Stock Incentive Plan and 995,978 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2011 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2011 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Information required by this item will be included under the caption Fees Paid to KPMG LLP Related to Years 2010 and 2009 and Pre-approval Policies in our Proxy Statement for our 2011 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

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

Exhibit		Description
3.1	(a)	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999

3.2	(l)	Amended and Restated Bylaws of Lithia Motors, Inc. (Corrected)

4.1	(b)	Specimen Common Stock certificate

10.1*	(i)	2009 Employee Stock Purchase Plan

10.2*	(d)	Lithia Motors, Inc. 2001 Stock Option Plan

10.2.1*	(e)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.2.2*	(e)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

10.3	(q)	Lithia Motors, Inc. Amended and Restated 2003 Stock Incentive Plan

10.4*		Form of Restricted Stock Unit Agreement for Senior Executives

10.4.1*		Form of Restricted Stock Unit Agreement for Non-Executive Officers

10.4.2*		Form of Restricted Stock Unit Agreement for Non-Executive Directors

10.5*	(k)	Summary 2008 Discretionary Support Services Bonus Program

Exhibit		Description
10.6	(a)	Chrysler Corporation Sales and Service Agreement General Provisions

10.6.1	(f)	Chrysler Corporation Chrysler Sales and Service Agreement, dated September 28, 1999, between Chrysler Corporation and Lithia Chrysler Plymouth Jeep Eagle, Inc. (Additional Terms and Provisions to the Sales and Service Agreements are in Exhibit 10.9) (1)

10.7	(b)	Mercury Sales and Service Agreement General Provisions

10.7.1	(c)	Supplemental Terms and Conditions agreement between Ford Motor Company and Lithia Motors, Inc. dated June 12, 1997

10.7.2	(c)	Mercury Sales and Service Agreement, dated June 1, 1997, between Ford Motor Company and Lithia TLM, LLC dba Lithia Lincoln Mercury (general provisions are in Exhibit 10.10) (2)

10.8	(c)	Volkswagen Dealer Agreement Standard Provisions

10.8.1	(a)	Volkswagen Dealer Agreement dated September 17, 1998, between Volkswagen of America, Inc. and Lithia HPI, Inc. dba Lithia Volkswagen. (standard provisions are in Exhibit 10.11) (3)

10.9	(b)	General Motors Dealer Sales and Service Agreement Standard Provisions

10.9.1	(a)	Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement dated January 16, 1998

10.9.2	(g)	Chevrolet Dealer Sales and Service Agreement dated October 13, 1998 between General Motors Corporation, Chevrolet Motor Division and Camp Automotive, Inc. (4)

10.10	(b)	Toyota Dealer Agreement Standard Provisions

10.10.1	(a)	Toyota Dealer Agreement, between Toyota Motor Sales, USA, Inc. and Lithia Motors, Inc., dba Lithia Toyota, dated February 15, 1996 (5)

10.11	(c)	Nissan Standard Provisions

10.11.1	(a)	Nissan Public Ownership Addendum dated August 30, 1999 (identical documents executed by each Nissan store)

10.11.2	(c)	Nissan Dealer Term Sales and Service Agreement between Lithia Motors, Inc., Lithia NF, Inc., and the Nissan Division of Nissan Motor Corporation In USA dated January 2, 1998. (standard provisions are in Exhibit 10.14) (6)

10.12	(a)	Lease Agreement between CAR LIT, LLC and Lithia Real Estate, Inc. relating to properties in Medford, Oregon (7)

10.13*	(p)	Non Employee Director Compensation Plan 2009/2010 Service Year.

10.14*	(h)	Form of Outside Director Nonqualified Deferred Compensation Agreement

10.15*	(o)	Form of Executive Nonqualified Deferred Compensation Plan

10.16	(m)	Loan Agreement with First through Seventh Amendments dated as of August 31, 2006 between Lithia Motors, Inc., an Oregon corporation; the lenders, which are from time to time parties to the Loan Agreement, and U.S. Bank National Association, as agent for the Lenders

10.16.1	(p)	Eighth Amendment to revolving credit facility with U.S. Bank National Association, as Agent, dated January 14, 2010

10.16.2	(p)	Ninth Amendment to revolving credit facility with U.S. Bank National Association, as Agent, dated February 17, 2010

10.16.3	(r)	Tenth Amendment to revolving credit facility with U.S. Bank National Association, as Agent, dated June 29, 2010

10.16.4	(s)	Eleventh Amendment to revolving credit facility with U.S. Bank National Association, as Agent, dated July 16, 2010

Exhibit		Description
10.16.5		Twelfth Amendment to revolving credit facility with U.S. Bank National Association, as Agent, dated December 21, 2010

10.17*	(j)	Split Dollar Agreement dated November 7, 2006 with Sidney B. DeBoer

10.18*	(j)	Split Dollar Insurance Agreement dated December 20, 2007 with Sidney B. DeBoer

10.19*	(l)	Terms of Amended Employment and Change in Control Agreement between Lithia Motors, Inc. and Sidney B. DeBoer dated January 15, 2009. Substantially similar agreements exist between Lithia Motors, Inc. and each of M.L. Dick Heimann, Bryan B. DeBoer, Christopher S. Holzshu and John F. North III

10.20*	(n)	Form of Indemnity Agreement for each Named Executive Officer.

10.21*	(q)	Form of Indemnity Agreement for each non-management Director

10.22*		Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan

10.22.1*		Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award for Sidney DeBoer

10.22.2*		Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award

12		Ratio of Earnings to Combined Fixed Charges

21		Subsidiaries of Lithia Motors, Inc.

23		Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

(a)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.
(b)	Incorporated by reference from the Company’s Registration Statement on Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities Exchange Commission on December 18, 1996.
(c)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998.
(d)	Incorporated by reference from Appendix B to the Company’s Proxy Statement for its 2001 Annual Meeting as filed with the Securities and Exchange Commission on May 8, 2001.
(e)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on February 22, 2002.
(f)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2001 as filed with the Securities and Exchange Commission on November 14, 2001.
(g)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999.
(h)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 8, 2006.
(i)	Incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Meeting as filed with the Securities and Exchange Commission on March 20, 2009.
(j)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on April 11, 2008.
(k)	Incorporated by reference from the Company’s Proxy Statement for its 2008 Annual Meeting as filed with the Securities and Exchange Commission on April 29, 2008.

(l)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 16, 2009.
(m)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended September 30, 2009 as filed with the Securities and Exchange Commission on October 30, 2009.
(n)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 28, 2009.
(o)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 5, 2010.
(p)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2009 as filed with the Securities and Exchange Commission on March 3, 2010.
(q)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended March 31, 2010 as filed with the Securities and Exchange Commission on April 30, 2010.
(r)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on June 30, 2010.
(s)	Incorporated by reference from the Company’s Form 10-Q for the quarter ended June 30, 2010 as filed with the Securities and Exchange Commission on August 5, 2010.

(1)	Substantially identical agreements exist between DaimlerChrysler Motor Company, LLC and those other subsidiaries operating Dodge, Chrysler, Plymouth or Jeep dealerships.
(2)	Substantially identical agreements exist for its Ford and Lincoln-Mercury lines between Ford Motor Company and those other subsidiaries operating Ford or Lincoln-Mercury dealerships.
(3)	Substantially identical agreements exist between Volkswagen of America, Inc. and those subsidiaries operating Volkswagen dealerships.
(4)	Substantially identical agreements exist between Chevrolet Motor Division, GM Corporation and those other subsidiaries operating General Motors dealerships.
(5)	Substantially identical agreements exist (except the terms are all 2 years) between Toyota Motor Sales, USA, Inc. and those other subsidiaries operating Toyota dealerships.
(6)	Substantially identical agreements exist between Nissan Motor Corporation and those other subsidiaries operating Nissan dealerships.
(7)	Lithia Real Estate, Inc. leases all the property in Medford, Oregon sold to CAR LIT, LLC under substantially identical leases covering six separate blocks of property.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 7, 2011	LITHIA MOTORS, INC.

	By	/s/ Sidney B. DeBoer
Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2011:

Signature	Title

/s/ Sidney B. DeBoer	Chairman of the Board and Chief Executive Officer
Sidney B. DeBoer	(Principal Executive Officer)

/s/ Christopher S. Holzshu	Senior Vice President and Chief Financial Officer
Christopher S. Holzshu	(Principal Financial Officer)

/s/ John F. North III	Vice President and Corporate Controller
John F. North III	(Principal Accounting Officer)

/s/ Bryan B. DeBoer	Director, President and Chief Operating Officer
Bryan B. DeBoer

/s/ Thomas Becker	Director
Thomas Becker

/s/ Susan O. Cain	Director
Susan O. Cain

/s/ William J. Young	Director
William J. Young

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lithia Motors, Inc.:

We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lithia Motors, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon

March 7, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lithia Motors, Inc.:

We have audited Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lithia Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lithia Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 7, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Portland, Oregon

March 7, 2011

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31,
	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$9,306	$12,776
Accounts receivables, net of allowance for doubtful accounts of $190 and $218	75,011	52,097
Inventories, net	415,228	333,628
Deferred income taxes	2,937	—
Assets held for sale	—	11,693
Other current assets	6,062	7,869

Total Current Assets	508,544	418,063
Property and Equipment, net of accumulated depreciation of $93,745 and $83,474	362,433	386,054
Goodwill	6,186	—
Franchise value	45,193	42,428
Deferred income taxes	39,524	40,735
Other non-current assets	9,796	7,820

Total Assets	$971,676	$895,100

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$84,775	$74,501
Floorplan notes payable: non-trade	166,482	141,581
Current maturities of long-term debt	12,081	32,708
Trade payables	23,747	18,782
Accrued liabilities	58,784	47,519
Deferred income taxes	—	1,036
Liabilities related to assets held for sale	—	5,050

Total Current Liabilities	345,869	321,177

Long-term debt, less current maturities	268,693	233,065
Deferred revenue	20,158	17,981
Other long-term liabilities	16,739	15,839

Total Liabilities	651,459	588,062

Stockholders’ Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 22,523 and 22,036	284,807	280,880
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	10,972	10,501
Accumulated other comprehensive loss	(4,869)	(3,850)
Retained earnings	28,839	19,039

Total Stockholders’ Equity	320,217	307,038

Total Liabilities and Stockholders’ Equity	$971,676	$895,100

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenues:
New vehicle	$1,067,648	$881,329	$1,167,532
Used vehicle retail	581,185	477,253	469,603
Used vehicle wholesale	108,113	72,699	96,476
Finance and insurance	67,107	56,397	77,503
Service, body and parts	295,823	291,075	303,596
Fleet and other	11,722	2,614	4,867

Total revenues	2,131,598	1,781,367	2,119,577
Cost of sales:
New vehicle	980,264	806,912	1,075,741
Used vehicle retail	499,182	410,087	416,145
Used vehicle wholesale	107,468	72,288	99,612
Service, body and parts	153,239	152,532	158,801
Fleet and other	10,015	1,283	3,295

Total cost of sales	1,750,168	1,443,102	1,753,594

Gross profit	381,430	338,265	365,983
Goodwill impairment	—	—	299,266
Other asset impairment	15,301	8,272	34,899
Selling, general and administrative	300,612	276,021	315,512
Depreciation and amortization	17,577	18,259	17,059

Operating income (loss)	47,940	35,713	(300,753)
Floorplan interest expense	(10,597)	(11,015)	(20,808)
Other interest expense	(14,572)	(14,115)	(18,075)
Other income, net	422	1,495	6,626

Income (loss) from continuing operations before income taxes	23,193	12,078	(333,010)
Income tax (provision) benefit	(9,093)	(5,162)	107,878

Income (loss) from continuing operations, net of income tax	14,100	6,916	(225,132)
Income (loss) from discontinued operations, net of income tax	(381)	2,235	(27,454)

Net income (loss)	$13,719	$9,151	$(252,586)

Basic income (loss) per share from continuing operations	$0.54	$0.31	$(11.15)
Basic income (loss) per share from discontinued operations	(0.01)	0.11	(1.36)

Basic net income (loss) per share	$0.53	$0.42	$(12.51)

Shares used in basic per share calculations	26,062	22,037	20,195

Diluted income (loss) per share from continuing operations	$0.53	$0.31	$(11.15)
Diluted income (loss) per share from discontinued operations	(0.01)	0.10	(1.36)

Diluted net income (loss) per share	$0.52	$0.41	$(12.51)

Shares used in diluted per share calculations	26,279	22,176	20,195

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

For the years ended December 31, 2008, 2009 and 2010

(In thousands)

					Additional Paid In Capital	Accumulated Other Compre- hensive Income (Loss)	Retained Earnings	Total Stock- holders’ Equity
	Common Stock
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2007	15,960	$229,151	3,762	$468	$8,112	$(1,437)	$271,918	$508,212
Net loss	—	—	—	—	—	—	(252,586)	(252,586)
Fair value of interest rate swap agreements, net of tax benefit of $2,662	—	—	—	—	—	(4,373)	—	(4,373)

Comprehensive loss								(256,959)
Issuance of stock in connection with employee stock plans	739	4,441	—	—	—	—	—	4,441
Issuance of restricted stock to employees and directors	84	—	—	—	—	—	—	—
Shares forfeited by employees	(66)	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	(2)	—	—	—	—	—	(2)
Compensation for stock and stock option issuances and tax benefits from option exercises	—	932	—	—	1,163	—	—	2,095
Dividends paid	—	—	—	—	—	—	(9,444)	(9,444)

Balance at December 31, 2008	16,717	234,522	3,762	468	9,275	(5,810)	9,888	248,343
Net income	—	—	—	—	—	—	9,151	9,151
Fair value of interest rate swap agreements, net of tax expense of $1,177	—	—	—	—	—	1,960	—	1,960

Comprehensive income								11,111
Issuance of stock in connection with employee stock plans	635	2,426	—	—	—	—	—	2,426
Issuance of restricted stock to employees and directors	110	—	—	—	—	—	—	—
Shares forfeited by employees	(26)	—	—	—	—	—	—	—
Issuance of Class A common stock	4,600	43,150	—	—	—	—	—	43,150
Repurchase of Class A common stock	—	(1)	—	—	—	—	—	(1)
Compensation for stock and stock option issuances and tax benefits from option exercises	—	783	—	—	1,226	—	—	2,009

Balance at December 31, 2009	22,036	280,880	3,762	468	10,501	(3,850)	19,039	307,038
Net income	—	—	—	—	—	—	13,719	13,719
Fair value of interest rate swap agreements, net of tax benefit of $626	—	—	—	—	—	(1,019)	—	(1,019)

Comprehensive income								12,700
Issuance of stock in connection with employee stock plans	658	4,192	—	—	—	—	—	4,192
Shares forfeited by employees	(9)	—	—	—	—	—	—	—
Repurchase of Class A common stock	(162)	(1,626)	—	—	—	—	—	(1,626)
Compensation for stock and stock option issuances and tax benefits from option exercises	—	1,361	—	—	471	—	—	1,832
Dividends paid	—	—	—	—	—	—	(3,919)	(3,919)

Balance at December 31, 2010	22,523	$284,807	3,762	$468	$10,972	$(4,869)	$28,839	$320,217

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$13,719	$9,151	$(252,586)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Goodwill impairment	—	—	299,266
Asset impairments	15,301	8,272	34,899
Depreciation and amortization	17,577	18,259	17,059
Depreciation and amortization within discontinued operations	9	562	3,659
Amortization of debt discount	—	48	197
Stock-based compensation	2,419	2,054	1,725
Gain on early extinguishment of debt	—	(1,317)	(5,248)
Gain on disposal of other assets	(100)	(476)	(4,114)
(Gain) loss from disposal activities within discontinued operations	294	(10,210)	32,372
Deferred income taxes	(2,131)	5,627	(105,033)
Excess tax deficit (benefit) from share-based payment arrangements	(264)	45	(368)
(Increase) decrease, net of effect of acquisitions:
Trade receivables, net	(22,881)	17,780	39,771
Inventories	(68,305)	120,785	81,208
Other current assets	(1,633)	15,992	(11,189)
Other non-current assets	(2,029)	(4,347)	(3,453)
Increase (decrease), net of effect of acquisitions:
Floorplan notes payable	10,550	(179,893)	(15,945)
Trade payables	4,960	(2,789)	(18,915)
Accrued liabilities	10,029	(4,318)	(12,654)
Other long-term liabilities and deferred revenue	1,155	14,714	5,457

Net cash provided by (used in) operating activities	(21,330)	9,939	86,108

Cash flows from investing activities:
Principal payments received on notes receivable	85	—	—
Capital expenditures	(7,589)	(21,131)	(57,423)
Proceeds from sales of assets	10,288	14,524	18,229
Cash paid for acquisitions, net of cash acquired	(23,691)	—	(605)
Proceeds from sales of stores	941	27,697	44,085

Net cash provided by (used in) investing activities	(19,966)	21,090	4,286

Cash flows from financing activities:
Borrowings (repayments) on floorplan notes payable: non-trade	24,090	31,417	(16,803)
Borrowings on lines of credit	40,000	48,000	402,000
Repayments on lines of credit	(24,000)	(110,000)	(500,000)
Principal payments on long-term debt, scheduled	(8,248)	(13,260)	(2,337)
Principal payments on long-term debt and capital leases, other	(40,146)	(78,652)	(62,597)
Proceeds from issuance of long-term debt	47,219	47,838	83,189
Proceeds from issuance of common stock	4,192	45,576	4,441
Repurchase of common stock	(1,626)	(1)	(2)
Excess tax (deficit) benefit from share-based payment arrangements	264	(45)	368
Dividends paid	(3,919)	—	(9,444)

Net cash provided by (used in) financing activities	37,826	(29,127)	(101,185)

Increase (decrease) in cash and cash equivalents	(3,470)	1,902	(10,791)

Cash and cash equivalents at beginning of year	12,776	10,874	21,665

Cash and cash equivalents at end of year	$9,306	$12,776	$10,874

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$25,357	$29,741	$50,498
Cash paid (refunded) during the period for income taxes, net	8,000	(14,996)	(4,199)

Supplemental schedule of non-cash investing and financing activities:
Debt issued in connection with acquisitions	$63	$—	$—
Floorplan debt acquired in connection with acquisitions	1,856	—	566
Acquisition of assets with capital leases	77	6	3,198
Floorplan debt paid in connection with store disposals	2,134	26,597	23,565
Common stock received for the exercise price of stock options	—	—	2

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Summary of Significant Accounting Policies

Organization and Business

We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of December 31, 2010, we offered 25 brands of new vehicles and all brands of used vehicles in 84 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks, replacement parts, provide vehicle maintenance, warranty, paint and repair services and arrange related financing, service contracts, protection products and credit insurance.

Our dealerships are primarily located in small and mid-size regional markets throughout the Western and Midwestern regions of the United States. The majority of our franchises are in “single-point” locations, enabling brand exclusivity with no other dealership with the same franchise in the market.

Basis of Presentation

The accompanying consolidated financial statements reflect the results of operations, the financial position and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations of stores classified as discontinued operations have been presented on a comparable basis for all periods presented in the accompanying consolidated statements of operations. See also Note 16.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented.

Revenues and cost of sales associated with used vehicles, previously disclosed on a combined basis, have been reclassified and are disclosed separately as used vehicle retail and used vehicle wholesale in the accompanying consolidated statements of operations for all periods presented. These reclassifications had no impact on previously reported net income.

Contracts in transit, previously disclosed separately, has been reclassified and is included as a component of accounts receivables in the accompanying consolidated balance sheet for all periods presented. Land and buildings, and equipment and other, previously disclosed separately, have been disclosed on a combined basis as property and equipment in the accompanying consolidated balance sheets for all periods presented.

Vehicles leased to others, previously disclosed on a combined basis, has been reclassified and allocated to (i) inventory for vehicles that are available for immediate sale under present conditions and; (ii) other current assets for vehicles leased to customers and employees, in the accompanying consolidated balance sheets for all periods presented. In addition, the associated financing on loaner vehicles has been reclassified from current maturities of long-term debt to floorplan notes payable in the accompanying consolidated balance sheets for all periods presented.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and cash in bank accounts without restrictions.

Accounts Receivables

Accounts receivables include amounts due from the following:

•	from various lenders for the financing of vehicles sold,

•	from customers for vehicles sold and service and parts sales,

•	from manufacturers for factory rebates, dealer incentives and warranty reimbursement, and

•	from insurance companies, finance companies, and other miscellaneous receivables.

Receivables are recorded at invoice and do not bear interest until such time as they are 60 days past due. The allowance for doubtful accounts is estimated based on our historical write-off experience and is reviewed on a monthly basis. Account balances are charged off against the allowance after all appropriate means of collection have been exhausted and the potential for recovery is considered remote. We do not have any off-balance sheet credit exposure related to our customers. See Note 2.

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

Parts purchase discounts that we receive from the manufacturer are reflected as a reduction in the carrying value of the parts purchased from the manufacturer and are recognized as a reduction to cost of goods sold as the related inventory is sold. See Note 3.

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

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels and betterments are capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. We recorded no capitalized interest in 2010. For the years ended December 31, 2009 and 2008, we recorded capitalized interest of $0.9 million and $1.7 million, respectively.

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

Long-lived assets held and used by us are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We consider several factors when evaluating whether there are indications of potential impairment related to our long-lived assets, including store profitability, overall macroeconomic factors and impact of our strategic management decisions. If recoverability testing is performed, we evaluate assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows associated with the asset, including its disposition. If such assets are considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the assets exceeds the fair value of the assets. See Note 4.

Goodwill

Goodwill represents the excess purchase price over the fair value of net assets acquired which is not allocable to separately identifiable intangible assets. Other identifiable intangible assets, such as franchise value, are separately recognized if the intangible asset is obtained through contractual or other legal right or if the intangible asset can be sold, transferred, licensed or exchanged.

Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate its carrying value may exceed fair value. We have determined that we operate as one reporting unit for the goodwill impairment test.

We review our goodwill on October 1 of each year by applying a fair-value based test using the Adjusted Present Value method (“APV”) to indicate the fair value of our reporting unit. Under the APV method, future cash flows are based on recently prepared operating forecasts and business plans to estimate the future economic benefits that the reporting unit will generate. Operating forecasts and cash flows include, among other things, revenue growth rates that are based on management’s forecasted sales projections and on U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. A discount rate is utilized to convert the forecasted cash flows to their present value equivalent representing the indicated fair value of our reporting unit. The discount rate applied to the future cash flows factors in a subject-Company risk premium, an equity risk premium, small stock risk premium, a beta and a risk-free rate. We compare the indicated fair value of our reporting unit to our market capitalization, including consideration of a control premium. The control premium represents the estimated amount an investor would pay to obtain a controlling interest. We believe this reconciliation is consistent with a market participant perspective.

The impairment test of goodwill is a two step process. The first step identifies potential impairments by comparing the calculated fair value of a reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step includes determining the implied fair value through further market research. The implied fair value of goodwill is then compared with the carrying amount of goodwill to determine if an impairment loss is necessary. See Note 5.

Franchise Value

We enter into agreements (“Franchise Agreements”) with the manufacturers. Franchise value represents a right received under Franchise Agreements with manufacturers and is identified on an individual store basis.

We evaluated the useful lives of our Franchise Agreements based on the following factors:

•	certain of our Franchise Agreements continue indefinitely by their terms;

•	certain of our Franchise Agreements have limited terms, but are routinely renewed without substantial cost to us;

•

other than franchise terminations related to the unprecedented reorganizations of Chrysler and General Motors, and allowed by bankruptcy law, we are not aware of manufacturers terminating Franchise Agreements against the wishes of the franchise owners under the ordinary course of business. A manufacturer may pressure a franchise owner to sell a franchise when they are in breach of the franchise agreement over an extended period of time;

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

As an indefinite lived intangible asset, franchise value is tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying value may exceed fair value. The impairment test for indefinite lived intangible assets requires the comparison of estimated fair value to carrying value, and an impairment charge is recorded to the extent the fair value is less than the carrying value. We have determined the appropriate unit of accounting for testing franchise value for impairment is on an individual store basis.

We perform our impairment tests on October 1 of each year using an APV method to estimate the fair value of our franchises by calculating the present value of future cash flows associated with each franchise. We have determined that only certain cash flows of the store are directly attributable to franchise rights. Future cash flows are based on recently prepared operating forecasts and business plans to estimate the future economic benefits that the store will generate. Operating forecasts and cash flows include, among other things, revenue growth rates that are calculated based on management’s forecasted sales projections and on the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. A discount rate is utilized to convert the forecasted cash flows to their present value equivalent. The discount rate applied to the future cash flows factors in an equity risk premium, small stock risk premium, a beta and a risk-free rate. In addition, the discount rate used is further refined for a franchise-specific risk adjustment. This adjustment considers the desirability of each franchise based on qualitative factors such as brand recognition, strength of product lineup and financial condition, and exclusivity of dealer network. See Note 5.

Advertising

We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Additionally, advertising credits that are not tied to specific vehicles are earned from the manufacturer when we submit for reimbursement of qualifying advertising expenditures and are recognized as a reduction of advertising expense upon manufacturer confirmation that our submitted expenditures qualify for such credits.

Advertising expense, net of manufacturer cooperative advertising credits, was $27.1 million, $18.4 million and $17.6 million for the years ended December 31, 2010, 2009 and 2008, respectively. Manufacturer cooperative advertising credits were $2.7 million in 2010, $3.8 million in 2009 and $4.3 million in 2008.

Income and Other Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

When there are situations with uncertainty as to the timing of the deduction, the amount of the deduction, or the validity of the deduction, we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Positions that meet this criterion are measured using the largest benefit that is more than 50% likely to be realized. Interest and penalties are recorded as tax expense in the period incurred. See Note 14.

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

We enter into Franchise Agreements with the manufacturers. The Franchise Agreements generally limit the location of the dealership and provide the auto manufacturer approval rights over changes in dealership management and ownership. The auto manufacturers are also entitled to terminate the Franchise Agreements if the dealership is in material breach of the terms. Our ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional dealerships. See also “Goodwill” and “Franchise Value” above.

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’, inability to supply the stores with an adequate supply of vehicles. Our Chrysler, General Motors (“GM”) and Ford (collectively, the “Domestic Manufacturers”) stores represented approximately 30%, 17% and 6% of our new vehicle sales for 2010, respectively, and approximately 30%, 18% and 5% for 2009, respectively.

We currently have relationships with a number of manufacturers, their affiliated finance companies or other finance companies, including Ally Bank (formerly GMAC LLC), Mercedes-Benz Financial Services USA, LLC, Toyota Financial Services (“TFS”), Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC. These companies provide new vehicle floorplan financing for their respective brands. Ally Bank serves as the primary lender for all other brands. At December 31, 2010, Ally Bank was the floorplan provider on approximately 65% of our total amount outstanding. Certain of these companies have incurred significant losses and are operating under financial constraints. Other companies may incur losses in the future or undergo funding limitations. As a result, credit that has typically been extended to us by these companies may be modified with terms unacceptable to us or revoked entirely. If these events were to occur, we may not be able to pay our floorplan debts or borrow sufficient funds to refinance the vehicles. Even if new financing were available, it may not be on terms acceptable to us.

As evidenced by the bankruptcy proceedings of both Chrysler and GM in the second quarter of 2009, state dealer laws do not afford continued protection from manufacturer terminations or non-renewal of franchise agreement under federal bankruptcy laws. While we do not believe additional bankruptcy filings are probably, no assurances can be given that a manufacturer will not seek protection under bankruptcy laws, nor that, in this event, they will not seek to terminate franchise rights held by us.

We receive incentives and rebates from our manufacturers, including cash allowances, financing programs, discounts, holdbacks and other incentives. These incentives are recorded as receivables on our consolidated balance sheet until payment is received. Our financial condition could be materially adversely impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives and rebates at substantially similar terms, or to pay our outstanding receivables. Total receivables from Domestic Manufacturers were $8.4 million and $7.2 million as of December 31, 2010 and 2009, respectively.

The announcement by Toyota in February 2010, of not only its recall of approximately 8.5 million vehicles for possible accelerator pedal sticking issues, but to cease selling eight models of vehicles until potentially defective parts have been replaced, reduced sales at our Toyota stores and adversely affected the manufacturer’s reputation for quality. Toyota has continued to announce recalls related to accelerator issues, including another approximately 2.0 million vehicles in February 2011. The long-term affects these recalls and safety issues will have on the Toyota brands is uncertain. We depend on our manufacturers to deliver high-quality, defect-free vehicles. In the event that manufacturers experience quality issues, our financial performance may be adversely impacted.

In the fourth quarter of 2009, we experienced shortages in inventory related to Chrysler products, particularly related to higher demand vehicles such as Ram pickup trucks and Jeep Wranglers. Also, at that time, Chrysler reduced the amount of consumer incentives and marketing related to its products. These factors led to lower sales and decreased market share in the fourth quarter of 2009, and negatively impacted our results. It is uncertain whether product shortages could occur in the future. Events that affect a manufacturer’s ability to timely deliver new vehicles may adversely impact our financial performance.

Financial Instruments, Fair Value and Market Risks

The carrying amounts of cash equivalents, accounts receivables, trade payables, accrued liabilities and short-term borrowings approximate fair value because of the short-term nature and current market rates of these instruments.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 13.

We have variable rate floorplan notes payable, mortgages and other credit line borrowings that subject us to market risk exposure. At December 31, 2010, we had $413.6 million outstanding under such facilities, at interest rates ranging from 1.8% to 4.9% per annum; $251.3 million of which was outstanding under our floorplan facilities. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

The fair value of long-term, fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall because we could refinance for a lower rate. Conversely, the fair value of fixed interest rate debt will decrease as interest rates rise. The interest rate changes affect the fair value, but do not impact earnings or cash flows. We monitor our fixed interest rate debt regularly, refinancing debt that is materially above market rates if permitted. See Note 13.

We are also subject to credit risk and market risk by entering into interest rate swaps. See below and Note 12. We are generally exposed to credit or repayment risk based on our relationship with the counterparty to the transaction. We minimize the credit or repayment risk on our derivative instruments by entering into transactions with institutions whose credit rating is Aa or higher.

Derivative Financial Instruments

We enter into interest rate swap agreements to reduce our exposure to market risks from changing interest rates on our new vehicle floorplan lines of credit. All derivative instruments are recorded on the consolidated balance sheet as an asset or liability at fair value. The related gains and losses on these instruments are deferred as a component of stockholders’ equity, provided specific hedge accounting criteria are met. Recognition of the deferred gains and losses occur in the period the related item hedged is recognized as a component of floorplan interest expense. To the extent the derivative contract is determined to be ineffective, the ineffective portion is immediately recognized in earnings. See Note 12.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

Estimates are used in the calculation of certain reserves maintained for charge-backs on estimated cancellations of service contracts; life, accident and disability insurance policies; and finance fees from customer financing contracts. We also use estimates in the calculation of various expenses, accruals and reserves, including anticipated workers compensation premium expenses related to a retrospective cost policy, anticipated losses related to self-insurance components of our property and casualty and medical insurance, self-insured lifetime lube, oil and filter service contracts, discretionary employee bonuses, warranty and stock-based compensation. We also make certain estimates regarding the assessment of the recoverability of long-lived assets, indefinite lived intangible assets and deferred tax assets.

Revenue Recognition

Revenue from the sale of a vehicle is recognized when a contract is signed by the customer, financing has been arranged or collectability is reasonably assured, and the delivery of the vehicle to the customer is made. We do not allow the return of new or used vehicles, except where mandated by state law.

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

Commissions from third party service contracts are recognized, net of anticipated cancellations, as finance and insurance revenue upon sale of the contracts. We also participate in future underwriting profit, pursuant to retrospective commission arrangements, which is recognized in income as earned.

Revenue related to self-insured lifetime lube, oil and filter service contracts is deferred and recognized based on expected future claims for service. The expected future claims experience is evaluated periodically to ensure it remains appropriate given actual claims history.

Asset Impairments

We perform periodic impairment tests for goodwill and franchise value and recoverability tests for long-lived assets.

As a result of these tests, we recorded asset impairments totaling $15.3 million, $8.3 million and $334.2 million, respectively, in 2010, 2009 and 2008, as detailed below. Operational results for certain locations have been retrospectively reclassified from discontinued operations to continuing operations for 2009 and 2008 in the consolidated statements of operations, including prior period impairments.

Asset impairments recorded in the consolidated statements of operations consist of the following (in thousands):

December 31,	2010	2009	2008
Goodwill	$—	$—	$299,266

Other:
Intangible assets	$—	$250	$16,028
Long-lived assets	15,301	10,350	13,876
Other assets	—	(2,328)	4,995

Total asset impairments	$15,301	$8,272	$34,899

In addition, we recorded impairment charges on certain cancelled construction projects of $4.5 million in 2008 as a component of selling, general and administrative expense.

See Notes 4, 5 and 16.

Stock-Based Compensation

Compensation costs associated with equity instruments exchanged for employee and director services are measured at the grant date, based on the fair value of the award, and recognized as an expense over the individual’s requisite service period (generally the vesting period of the equity award). See Note 11.

Legal Costs

We are a party to numerous legal proceedings arising in the normal course of business. We accrue for certain legal costs, including attorney fees, and potential settlement claims related to various legal proceedings that are estimable and probable.

Contract Origination Costs

Contract origination commissions paid to our employees directly related to the sale of our self-insured lifetime lube, oil and filter service contracts are deferred and charged to expense in proportion to the associated revenue to be recognized.

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

We define the term ‘chief operating decision maker’ to be our executive management group. Currently, all operations are reviewed on a consolidated basis for budget and business plan performance by our executive management group. Additionally, operational performance at the end of each reporting period is viewed in the aggregate by our executive management group. Any decisions related to changes in personnel, dispatching corporate employees to assist in operational improvement or training, or to allocate other company resources are made based on the combined results.

Based on the aforementioned criteria, we operate in a single operating and reporting segment, automotive retailing. We sell new and used vehicles, vehicle maintenance and repair services, vehicle parts and financing and insurance products.

Warranty

We offer a 60-day, 3,000 mile limited warranty on the sale of most retail used vehicles. We also offer a 3-year, 50,000 mile warranty on parts used in our service repair work and a 2-year warranty on tire purchases. The cost that may be incurred for these warranties is estimated at the time the related revenue is recorded. A reserve for these warranty liabilities is estimated based on current sales levels, warranty experience rates and estimated costs per claim. As of December 31, 2010 and 2009, the accrued warranty balance was $0.1 million and $0.1 million, respectively.

(2)	Accounts Receivables

Accounts receivables consisted of the following (in thousands):

December 31,	2010	2009
Contracts in transit	$34,365	$21,940
Trade receivables	13,166	10,995
Vehicle receivables	13,439	8,331
Manufacturer receivables	14,231	11,049

	75,201	52,315
Less: Allowance	(190)	(218)

Total accounts receivables, net	$75,011	$52,097

Contracts in transit are receivables from various lenders for the financing of vehicles that we have arranged on behalf of the customer and are typically received within five days of selling a vehicle. Trade receivables are comprised of amounts due from customers, lenders for the commissions earned on financing and third parties for commissions earned on service contracts and insurance products. Vehicle receivables represent receivables for the portion of the vehicle sales price paid directly by the customer. Manufacturer receivables include amounts due from manufacturers including holdbacks, rebates, incentives and warranty claims.

(3)	Inventories and Related Floorplan Notes Payable

The new and used vehicle inventory, collateralizing related floorplan notes payable, and other inventory were as follows (in thousands):

December 31,	2010		2009
	Inventory	Floorplan Notes	Inventory	Floorplan Notes
	Cost	Payable	Cost	Payable
New and program vehicles	$312,219	$251,257	$243,716	$216,082
Used vehicles	80,851		70,819
Parts and accessories	22,158		19,093

	$415,228		$333,628

In addition to the amounts discussed above, we had $8.1 million of inventory included as a component of assets held for sale and $2.9 million of floorplan notes payable included as liabilities related to assets held for sale at December 31, 2009. See Note 16.

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floorplan notes payable are reflective of the gross cost of the vehicle. The floorplan notes payable, as shown in the above table, generally are higher than the inventory cost due to the timing of the sale of a vehicle and payment of the related liability; however, in 2010 and 2009, floorplan notes payable is lower than inventory cost as we have paid down floorplan notes with excess cash.

As of December 31, 2010 and 2009, the carrying value of inventory had been reduced by $2.9 million and $3.0 million, respectively, for assistance received from manufacturers as discussed in Note 1.

We maintain deposit relationships with certain floorplan providers. As of December 31, 2010 and 2009, $7.7 million and $6.9 million, respectively, was recorded as a reduction to floorplan notes payable related to these amounts, reflecting the legal right of offset held by the floorplan provider.

We evaluate our vehicles at the lower of market value or cost under the pooled approach. In 2008, due to a shift in consumer demand, we determined certain used vehicle aging categories were in unbalanced quantities. Based on this determination, we recorded a used vehicle impairment of $0.5 million at December 31, 2008. We did not record any impairment charges on used vehicle inventories in 2010 or 2009. If the book value of our used vehicles is more than fair value, we could experience losses on our used vehicles in future periods.

All new vehicles are pledged to collateralize floorplan notes payable. The floorplan notes payable bear interest, payable monthly on the outstanding balance, at a rate of interest that varies by provider. The new vehicle floorplan notes are payable on demand and are typically paid upon the sale of the related vehicle. As such, these floorplan notes payable are shown as current liabilities in the accompanying consolidated balance sheets. Vehicles financed by lenders not directly associated with the manufacturer are classified as floorplan notes payable: non-trade and are included as a financing activity in our consolidated statements of cash flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floorplan notes payable and are included as an operating activity in our consolidated statements of cash flows.

The weighted average interest rate on our floorplan facilities was 3.1% at December 31, 2010.

(4)	Property and Equipment

Property and equipment consisted of the following (in thousands):

December 31,	2010	2009
Land	$117,083	$120,003
Building and improvements	225,331	229,728
Service equipment	36,905	36,922
Furniture, signs and fixtures	73,925	80,476

	453,244	467,129
Less accumulated depreciation	(93,745)	(83,474)

	359,499	383,655
Construction in progress	2,934	2,399

	$362,433	$386,054

2010 Long-lived Asset Impairment Charges

Our portfolio of land, building and improvements includes properties held for future development, comprised of undeveloped land and vacant facilities. The undeveloped land was purchased in connection with our planned development of stand-alone used vehicle stores or to relocate existing new vehicle stores in certain markets. In 2008, our plans to develop the land were placed on hold until economic conditions improved. The vacant facilities are a result of the bankruptcy reorganization of Chrysler and GM, which terminated certain stores we operated, or through our election to close certain underperforming locations. We believe many of these locations are best utilized for retail automotive purposes reflective of our intended use and construction specifications.

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

At the end of 2009, the projected rate of annualized new vehicle sales in the United States was forecasted to recover from the extremely low levels experienced in 2009 to a more robust level in 2010, with some analysts projecting as many as 13 million new vehicles sold in the year. However, by the middle of 2010, the annualized new vehicle sales levels were revised down to approximately an 11.5 million unit range, and projections available at that time for the year 2011 and beyond were more uncertain with respect to the pace at which a return to the higher sales levels experienced through 2007 would occur.

The closure of a number of automotive retail locations, due both to the economic downturn and as a result of the termination of franchises by major domestic manufacturers in connection with their bankruptcy proceedings, created an oversupply of vacant dealership properties across the United States. At current sales levels, the existing automotive dealership network retains a significant idle capacity, which reduces the need for additional retail space provided by vacant dealership sites or by developing new sites. In 2010, it became apparent that this oversupply of dealer capacity may take a significantly longer period to be absorbed than previously thought.

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

In the markets where our undeveloped or vacant properties are located, we have experienced a large supply of vacant dealership sites, commercial real estate in general and available land for commercial and retail development, which allows prospective buyers a number of choices and increases price pressure. In evaluating broader commercial real estate trends, the supply of commercial real estate failed to decrease in the first half of the year and continues to significantly outstrip current demand. Sales activity remains limited given diverging price expectations by buyers and sellers. When sales do occur, the realized prices are often lower than in prior periods, reflecting the financially distressed nature of the seller and/or the leveraged negotiating position of the buyer.

As a result of these various considerations, we changed our strategy in the second quarter of 2010 regarding our real estate held for development. Previously, we contemplated disposition in the normal course of business under a highest and best use scenario allowing for a “market reasonable” marketing period. In the second quarter of 2010, we adopted a strategy focused on a more immediate disposition to potential buyers meeting broader needs and characteristics, including a different commercial retail use, allowing for the redeployment of the invested capital to higher-growth potential opportunities within our business.

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

As a result of the above factors, we believed events and circumstances indicated the carrying amount of our non-operational real estate assets may no longer be recoverable at June 30, 2010, triggering an interim impairment test on the totality of our portfolio of such assets. In connection with the impairment test, we recorded an impairment of $13.3 million in the second quarter of 2010.

During the first quarter of 2010, reflecting changes in specific facts and circumstances on three properties held for future development, we tested certain long-lived assets for recoverability. As a result of the testing, we recorded an impairment of $1.5 million as a component of income from continuing operations mainly related to a property for which a preliminary agreement to sell was entered into in March 2010.

In addition, through the fourth quarter of 2010, we continued to negotiate on the sale of several additional non-operating properties. As a result of these negotiations, and additional market data, we recorded impairment charges of $0.5 million.

For the year ended December 31, 2010, we recorded a total impairment of $15.3 million associated with the aforementioned properties.

We continue to focus on mitigating our exposure to vacant dealerships and undeveloped land, and have made progress towards the disposal of these non-operating assets. Throughout 2010, we closed on the sale of three non-operating properties at or above the then current carrying value. A number of locations are currently under contract, or advanced negotiations, to be sold. We place the highest priority on disposing of vacant dealerships, due to their significantly higher carrying costs and more restrictive commercial use. As additional market information becomes available and negotiations with prospective buyers continue, estimated fair market values of our properties may change. These changes may result in recognition of additional impairment charges in future periods.

2009 and 2008 Long-Lived Asset Impairment Charges

In 2009, as a result of the reorganization in bankruptcy of both Chrysler and GM, and the decline in commercial real estate values, we tested our long-lived assets for recoverability in the second quarter of 2009. Additional tests were performed in the third and fourth quarters of 2009. Total long-lived asset impairment charges were $10.4 million in 2009.

As a result of the adverse change in the business climate and our reduced earnings and cash flow forecast, we tested certain long-lived assets for recoverability in the second quarter of 2008. This impairment test was performed just prior to performing the first step of the goodwill impairment test. We also performed the test on certain long-lived assets in the fourth quarter of 2008. Based on the results of these tests, we recorded asset impairment charges totaling $13.9 million against our long-lived assets. We also recorded $4.5 million of impairment charges on certain cancelled construction projects as a component of selling, general and administrative, for total long-lived asset impairment charges of $18.4 million in 2008.

(5)	Goodwill and Franchise Value

The following is a roll-forward of goodwill and franchise value (in thousands):

	Goodwill	Franchise Value
Balance as of December, 31, 2007	$311,527	$68,841
Transfers to discontinued operations	(12,261)	(10,895)
Impairments	(299,266)	(16,028)

Balance as of December, 31, 2008	—	41,918
Transfers from discontinued operations	—	760
Impairments	—	(250)

Balance as of December 31, 2009	—	42,428
Additions through acquisitions	6,186	2,615
Transfers from discontinued operations	—	150

Balance as of December 31, 2010	$6,186	$45,193

During 2010, we concluded that there were no impairments to the carrying value of goodwill. In the second quarter of 2008, based on our decision to dispose of approximately 10% of our stores, an adverse change in the business climate, our reduced earnings and cash flow forecast and a significant continuing decline in our market capitalization, we performed a goodwill impairment test and determined our goodwill was fully impaired. This resulted in the $299.3 million impairment charge in 2008 and no goodwill recorded as of December 31, 2009 and 2008.

We concluded that there were no impairments to the carrying value of franchise value in 2010. In 2009, as a result of the reorganization in bankruptcy of both Chrysler and GM, we evaluated our franchise value for impairment in the second quarter of 2009. Based on our evaluation, we concluded there were no impairments in the carrying value of our intangible assets in the second quarter of 2009. In the third quarter of 2009, we recorded an impairment charge of $0.3 million on the franchise value associated with one of our stores. Additionally, we performed our annual impairment test in the fourth quarter of 2009. Based on this analysis, there was no additional indicated impairment of our indefinite-lived intangible assets.

Based on the same triggering events discussed above for goodwill, we determined that an impairment test for franchise values was required in the second quarter of 2008. We also performed an impairment test in the fourth quarter of 2008. In cases where the estimated fair value of the franchise was less than its carrying value, an impairment charge was recorded. A partial or full impairment of the franchise value, totaling $16.0 million, was recorded in 2008 on 16 franchises, including eight Chrysler, five General Motors, one Ford, one Hyundai and one Mercedes. These charges are recorded as asset impairments in the consolidated statements of operations.

The impairments recorded in 2009 and 2008 are related to impairments associated with certain locations that have been retrospectively reclassified from discontinued operations to continuing operations in the consolidated statements of operations.

(6)	Long-Term Debt

Our long-term debt consists of the following (in thousands):

December 31,	2010	2009
Working capital, acquisition and used vehicle credit facility	$40,000	$24,000
Real estate mortgages	234,850	238,821
Other debt	5,924	2,952

Total long-term debt	280,774	265,773
Less current maturities	(12,081)	(32,708)

Long-term debt	$268,693	$233,065

In addition to the amounts discussed above, we had $2.2 million of mortgages payable included as a component of liabilities related to assets held for sale at December 31, 2009. See Note 16.

Working Capital, Acquisition and Used Vehicle Credit Facility

We have a $75 million Credit Facility with U.S. Bank National Association (the “Credit Facility”), which expires June 30, 2013. The interest rate on the Credit Facility is the 1-month LIBOR plus 2.35% per annum.

In January 2010, we executed the eighth amendment to our Credit Facility, which increased the amount allowable for letters of credit to $2.0 million. In February 2010, we executed the ninth amendment to our Credit Facility, which altered the definition of vehicle equity in the agreement to allow more vehicles to be included in the borrowing base calculation. In June 2010, we executed the tenth amendment to our Credit Facility, which increased our borrowing capacity by $25 million in available credit for a total amount up to $75 million, extended the maturity date to June 30, 2013 and decreased the interest rate on the credit facility to the 1-month LIBOR plus 2.75% per annum from an interest rate of 1-month LIBOR plus 3.25% per annum. Additionally, this amendment increased the amount of total funded debt we may carry from $260 million to $310 million. Our financial covenant related to vehicle equity was increased from a minimum of $45 million to a minimum of $65 million. In July 2010, we executed the eleventh amendment to our Credit Facility, which lowered the interest rate on the Credit Facility to the 1-month LIBOR plus 2.35% per annum. In December 2010, we executed the twelfth amendment to our Credit Facility, which increased the amount allowable for letters of credit to $3.0 million.

We had $40.0 million and $24.0 million outstanding on our Credit Facility as of December 31, 2010 and December 31, 2009, respectively, and the interest rate at December 31, 2010 was 2.6%.

Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property and other intangible personal property. Capital stock and other equity interests of our subsidiary stores and certain other subsidiaries are excluded. The lenders’ security interest in new vehicle inventory is subordinated to the interests of floorplan financing lenders, including Ally Bank, Mercedes-Benz Financial Services USA, LLC, TFS, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC. The Credit Facility agreement provides for events of default that include nonpayment, breach of covenants, a change of control and certain cross-defaults with other indebtedness. In the event of a default, the agreement provides that the lenders may declare the entire principal balance immediately due, foreclose on collateral and increase the applicable interest rate to the revolving loan rate plus 3% per annum, among other remedies.

Real Estate Mortgages

Associated with our owned real estate and leaseholds, we have mortgages with interest rates ranging from 2.1% to 7.9% per annum. These mortgages are payable in various installments through October 2029 and are secured by the associated real estate.

Other Debt

Other long-term debt includes various notes, capital leases and obligations assumed as a result of acquisitions and other agreements. The interest rates associated with this debt range from 3.5% to 10.0% per annum and are payable in various installments through October 2018.

Future Principal Payments

The schedule of future principal payments on long-term debt as of December 31, 2010 was as follows (in thousands):

Year Ending December 31,
2011	$12,081
2012	9,182
2013	90,676
2014	52,582
2015	58,090
Thereafter	58,163

Total principal payments	$280,774

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

Leases

We lease certain of our facilities under non-cancelable operating and capital leases. These leases expire at various dates through 2066. Certain lease commitments contain fixed payment increases at predetermined intervals over the life of the lease, while other lease commitments are subject to escalation clauses of an amount equal to the increase in the cost of living based on the “Consumer Price Index - U.S. Cities Average - All Items for all Urban Consumers” published by the U.S. Department of Labor, or a substantially equivalent regional index. Lease expense is recognized on a straight-line basis over the life of the lease.

The minimum lease payments under our operating and capital leases after December 31, 2010 are as follows (in thousands):

Year Ending December 31,
2011	$17,184
2012	15,784
2013	14,597
2014	13,315
2015	12,226
Thereafter	75,664

Total minimum lease payments	148,770
Less: sublease rentals	(20,280)

$128,490

Rental expense, net of sublease income, for all operating leases was $14.7 million, $15.5 million and $17.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are included as a component of selling, general and administrative expenses in our consolidated statements of operations.

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

Certain of our facilities where a lease obligation still exists have been vacated for business reasons. In these instances, we make efforts to find qualified tenants to sublease the facilities and assume financial responsibility. However, due to the specific nature and size of the facilities used in our dealerships, tenants are not always available. Reserves have been accrued to offset our potential future lease obligations. These amounts were not material to our consolidated statements of operations during 2010, 2009 or 2008 and the amount accrued at December 31, 2010 and 2009 was not material.

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

Capital Commitments

Capital expenditures were $7.6 million, $21.1 million and $57.4 million for 2010, 2009 and 2008, respectively. The decrease in capital expenditures over the past two years reflected our cash management efforts and our desire to reduce the aggregate level of debt outstanding. In 2011, we anticipate approximately $26.0 million in capital expenditures, mainly related to the improvement of our store facilities, replacement of equipment and construction of a new headquarters building. We believe it is an attractive time to invest in certain internal initiatives that will generate additional manufacturer incentive payments, particularly from our domestic partners. Also, recently enacted tax law changes that accelerate deductions for capital expenditures have accelerated project timelines to ensure completion before the law expires.

Charge-Backs for Various Contracts

We have recorded a reserve of $9.4 million for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. We estimate that the charge-backs will be paid out as follows (in thousands):

Year Ending December 31,
2011	$5,273
2012	2,597
2013	1,092
2014	328
2015	64
Thereafter	11

Total	$9,365

Lifetime Lube, Oil and Filter Contracts

In March 2009, we entered into a transaction related to existing lifetime lube, oil and filter contracts, in which we assumed the obligation to provide future services under the purchased contracts. The assets acquired and liabilities assumed in this transaction consisted of cash of approximately $16.1 million and deferred revenue in the same amount. Costs to perform the future service under the contracts were originally estimated to be approximately $16.1 million. As of December 31, 2010, we had a remaining balance of $7.5 million. We estimate the deferred revenue associated with this assumed obligation will be recognized as follows (in thousands):

Year Ending December 31,
2011	$2,025
2012	1,551
2013	1,187
2014	884
2015	636
Thereafter	1,218

Total	$7,501

We periodically evaluate the estimated future costs of these contracts and record a charge if future expected claim and cancellation costs exceed the deferred revenue to be recognized. In 2010, our analysis indicated expected costs had increased as customers retained their cars for longer periods of time than our historical experience indicated. As a result, we recorded a reserve of $1.0 million as a charge to cost of sales in our consolidated statements of operations. In the fourth quarter of 2009, our analysis indicated expected costs had increased due to a change in experience rates. As a result, a $1.4 million reserve was recorded as a charge to cost of sales in 2009.

We also self-insure lifetime lube, oil and filter service contracts sold to our customers and record deferred revenues related to these contracts. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2010, we had a deferred revenue balance of $13.9 million associated with these contracts and estimate the deferred revenue will be recognized as follows (in thousands):

Year Ending December 31,
2011	$3,721
2012	2,684
2013	1,889
2014	1,431
2015	1,145
Thereafter	3,056

Total	$13,926

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

Severance Agreement

In the second quarter of 2010, we entered into an agreement with Jeffrey DeBoer, Senior Vice President and Chief Financial Officer, stipulating a one-time cash payment associated with the acceptance of his resignation no later than October 31, 2010. Under the terms of the agreement, we would also provide out-placement consulting services for a maximum of two years, the option to purchase two vehicles leased from us and a pro-rated portion of his variable compensation. Mr. DeBoer will also provide his services as a consultant for up to two years.

As a result of this agreement, we recorded a reserve totaling $0.7 million in the second quarter of 2010 as a component of selling, general and administrative expense in our consolidated statements of operations. As of December 31, 2010, we have paid out all of this reserve.

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

Alaska Service and Parts Advisors and Managers Overtime Suit

On March 22, 2006, seven former employees in Alaska brought suit against Lithia (Dunham, et al. v. Lithia Support Services, et al., 3AN-06-6338 Civil, Superior Court for the State of Alaska) seeking overtime wages, additional liquidated damages and attorney’s fees. The complaint was later amended to include a total of 11 named plaintiffs. The court ordered the dispute to arbitration. In February 2008, the arbitrator granted the plaintiffs’ request to establish a class of plaintiffs consisting of all present and former service and parts department employees totaling approximately 150 individuals who were paid on a commission basis. Lithia filed a motion requesting reconsideration of this class certification. The arbitrator granted our motion in part and removed approximately 30 service and parts managers from the case. A class action opt-out notice was mailed to the remaining class members in October 2009. Lithia and the plaintiffs agreed to conduct the arbitration in two parts. The first part of arbitration determined if liability exists for Lithia. This arbitration was conducted from September 27 to 29, 2010. The arbitrator ruled in Lithia’s favor and determined that there were no valid claims. The plaintiff has appealed the decision; however, we believe the likelihood of overturning the decision is remote, as the appeal is to the arbitrator who made the initial ruling. Accordingly, we do not expect the ultimate resolution of this matter to have a material impact on our consolidated financial position or results of operations.

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

Repurchases of Class A Common Stock

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through December 31, 2010, we have purchased a total of 580,624 shares under the repurchase program, 100,893 of which were purchased during 2010 for an average price of $7.88 per share. We may continue to repurchase shares from time to time in the future as conditions warrant. No shares were repurchased during 2009 or 2008.

Dividends

For the period January 1, 2008 through December 31, 2010, we declared and paid dividends on our Class A and Class B Common Stock as follows:

Quarter declared:	Dividend amount per Class A share	Dividend amount per Class B share	Total amount of dividend (in thousands)
2008
First quarter	$0.14	$0.14	$2,776
Second quarter	0.14	0.14	2,806
Third quarter	0.14	0.14	2,837
Fourth quarter	0.05	0.05	1,025

2009
First quarter	$—	$—	$—
Second quarter	—	—	—
Third quarter	—	—	—
Fourth quarter	—	—	—

2010
First quarter	$—	$—	$—
Second quarter	0.05	0.05	1,300
Third quarter	0.05	0.05	1,307
Fourth quarter	0.05	0.05	1,312

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

Following is a reconciliation of the income (loss) from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the year ended December 31, 2010, 2009 and 2008 (in thousands, except per share amounts):

Year Ended December 31,	2010		2009		2008
Basic EPS	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Income (loss) from continuing operations applicable to common stockholders	$12,065	$2,035	$5,735	$1,181	$(183,193)	$(41,939)
Distributed income applicable to common stockholders	(3,353)	(566)	—	—	(7,685)	(1,759)

Basic undistributed income (loss) from continuing operations applicable to common stockholders	$8,712	$1,469	$5,735	$1,181	$(190,878)	$(43,698)

Denominator:
Weighted average number of shares out-standing used to calculate basic income (loss) per share	22,300	3,762	18,275	3,762	16,433	3,762

Basic income (loss) per share applicable to common stockholders	$0.54	$0.54	$0.31	$0.31	$(11.15)	$(11.15)
Basic distributed income per share applicable to common stockholders	(0.15)	(0.15)	—	—	(0.47)	(0.47)

Basic undistributed income (loss) per share applicable to common stockholders	$0.39	$0.39	$0.31	$0.31	$(11.62)	$(11.62)

Year Ended December 31,	2010		2009		2008
Diluted EPS	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$3,353	$566	$—	$—	$7,685	$1,759
Reallocation of distributed income as a result of conversion of dilutive stock options	5	(5)	—	—	—	—
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	561	—	—	—	1,759	—

Diluted distributed income applicable to common stockholders	$3,919	$561	$—	$—	$9,444	$1,759

Undistributed income (loss) from continuing operations applicable to common stockholders	$8,712	$1,469	$5,735	$1,181	$(190,878)	$(43,698)
Reallocation of undistributed income as a result of conversion of convertible senior subordinated notes	—	—	—	—	—	—
Reallocation of undistributed income as a result of conversion of dilutive stock options	12	(12)	8	(8)	—	—
Reallocation of undistributed income (loss) due to conversion of Class B to Class A	1,457	—	1,173	—	(43,698)	—

Diluted undistributed income (loss) from continuing operations applicable to common stockholders	$10,181	$1,457	$6,916	$1,173	$(234,576)	$(43,698)

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,300	3,762	18,275	3,762	16,433	3,762
Weighted average number of shares from stock options	217	—	139	—	—	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted income per share	26,279	3,762	22,176	3,762	20,195	3,762

Year Ended December 31,	2010		2009		2008
Diluted EPS	Class A	Class B	Class A	Class B	Class A	Class B
Diluted income (loss) per share available to common stockholders	$0.53	$0.53	$0.31	$0.31	$(11.15)	$(11.15)
Diluted distributed income (loss) per share applicable to common stockholders	(0.15)	(0.15)	—	—	(0.47)	(0.47)

Diluted undistributed income (loss) per share applicable to common stockholders	$0.38	$0.38	$0.31	$0.31	$(11.62)	$(11.62)

	2010		2009		2008
	Class A	Class B	Class A	Class B	Class A	Class B
Antidilutive Securities:
2 7/8% convertible senior subordinated notes	—	—	321	—	2,037	—
Shares issuable pursuant to stock options not included since they were antidilutive	661	—	1,338	—	1,623	—

(10)	401(k) Profit Sharing Plan

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $0.6 million, $0.4 million and $0.2 million were recognized for the years ended December 31, 2010, 2009 and 2008, respectively. Employees may contribute to the plan if they meet certain eligibility requirements.

(11)	Stock Incentive Plans

2003 Stock Incentive Plan

Our 2003 Stock Incentive Plan, as amended, (the “2003 Plan”) allows for the granting of up to a total of 2.8 million nonqualified stock options and shares of restricted stock to our officers, key employees, directors and consultants. We also have grants outstanding and options exercisable pursuant to prior plans. Grants canceled under prior plans do not return to the pool available for grant under the 2003 Plan. All of our plans are administered by the Compensation Committee of the Board of Directors and permit accelerated vesting of outstanding awards upon the occurrence of certain changes in control. Options become exercisable over a period of up to five years from the date of grant with expiration dates up to ten years from the date of grant and at exercise prices of not less than market value, as determined by the Board of Directors. Restricted stock grants vest over a period up to five years from the date of grant. Beginning in 2004, the expiration date of options granted was reduced to six years. At December 31, 2010, 756,730 shares of Class A common stock were available for future grants.

Activity under our stock incentive plans was as follows:

	Shares Subject to Options	Weighted Average Exercise Price
Balance, December 31, 2009	1,864,255	$13.89
Granted	6,000	7.87
Forfeited	(89,679)	6.87
Expired	(346,437)	21.60
Exercised	(248,898)	7.11

Balance, December 31, 2010	1,185,241	$13.56

	Non-Vested Stock Grants	Weighted Average Grant Date Fair Value
Balance, December 31, 2009	221,291	$13.22
Granted	319,998	6.02
Vested	(47,747)	15.30
Forfeited	(35,013)	11.38

Balance, December 31, 2010	458,529	$8.12

Certain information regarding options outstanding as of December 31, 2010 was as follows:

	Options Outstanding	Options Exercisable
Number	1,185,241	488,382
Weighted average per share exercise price	$13.56	$14.44
Aggregate intrinsic value	$5.4 million	$1.7 million
Weighted average remaining contractual term	2.6 years	2.1 years

As of December 31, 2010, unrecognized stock-based compensation related to outstanding, but unvested stock option and stock awards was $2.1 million, which will be recognized over the remaining weighted average vesting period of 3.2 years.

2009 Employee Stock Purchase Plan

In May 2009, our shareholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) and the reservation of 1,500,000 shares of our Class A common stock thereunder. The 2009 ESPP replaced the 1998 Employee Stock Purchase Plan, which was terminated. The 2009 ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board of Directors.

Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock, up to $25,000 of fair market value of our Class A common stock annually. The purchase price is equal to 85% of the fair market value at the end of the purchase period. During 2010, a total of 385,597 shares were purchased under the 2009 ESPP at a weighted average price of $6.33 per share, which represented a weighted average discount from the fair market value of $1.11 per share. As of December 31, 2010, 995,978 shares remained available for purchase under the 2009 ESPP.

Stock-Based Compensation

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

Compensation expense related to stock options is valued using the Black-Scholes valuation model with following assumptions:

Year Ended December 31,	2010	2009	2008
Risk-free interest rates(1)	2.53%	2.03% -2.93%	2.37% -3.27%
Dividend yield(2)	2.54%	0.0%	3.21% -7.43%
Expected term(3)	4.2 years	5.9 years	4.6 -5.8 years
Volatility(4)	81.22%	87.41%	42.41% -47.93%
Discount for post-vesting restrictions	0.0%	0.0%	0.0%

(1)	The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.
(2)	The dividend yield is calculated as a ratio of annualized expected dividends per share to the market value of our common stock on the date of grant.
(3)	The expected term is calculated based on the observed and expected time to post-vesting exercise behavior of identifiable employee groups.
(4)	The expected volatility is estimated based on a weighted average of historical volatility of our common stock.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2010	2009	2008
Weighted average grant-date fair value per share of stock options granted	$4.19	$3.10	$1.56
Per share intrinsic value of non-vested stock granted	6.02	2.91	8.98
Weighted average per share discount for compensation expense recognized under the 2009 ESPP	1.11	0.85	0.82
Total intrinsic value of stock options exercised	1,066,000	28,000	73,000
Fair value of non-vested stock that vested during the period	357,000	267,000	63,000
Stock-based compensation recognized in results of operations (all as a component of selling, general and administrative expense)(1)	1.8 million	2.1 million	1.7 million
Tax benefit recognized in statement of operations	529,000	583,000	378,000
Cash received from options exercised and shares purchased under all share-based arrangements	4.2 million	2.4 million	4.4 million
Tax deduction realized related to stock options exercised	541,000	112,000	208,000

(1)	An additional $0.6 million in stock-based compensation expense was recorded in 2010 associated with a purchase option held by one of our executives. See Note 17.

(12)	Derivative Financial Instruments

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

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value of these interest rate swaps in other comprehensive income (loss) rather than net income (loss) until the underlying hedged transaction affects net income. If a swap is no longer accounted for as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive income (loss) is recognized in income as the forecasted transaction occurs. If the forecasted transaction is not probable of occurring, the gain or loss recorded in accumulated other comprehensive income (loss) is recognized in income immediately. See Note 13.

At December 31, 2010 and 2009, the net fair value of all of our agreements totaled a loss of $8.7 million and $6.9 million, respectively, which was recorded on our consolidated balance sheet as a component of accrued liabilities and other long-term liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months was $3.2 million at December 31, 2010.

As of December 31, 2010, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

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

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2010 was 0.3% per annum, as reported in the Wall Street Journal.

At December 31, 2010 and 2009, the fair value of our derivative instruments was included in our consolidated balance sheets as follows:

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2010	Location in Balance Sheet	December 31, 2010
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$2,862
	Other non-current assets	—	Other long- term liabilities	5,830

		$—		$8,692

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2009	Location in Balance Sheet	December 31, 2009
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$1,668
	Other non-current assets	—	Other long-term liabilities	5,212

		$—		$6,880

The effect of derivative instruments on our consolidated statements of operations for the years ended December 31, 2010 and 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Year Ended December 31, 2010
Interest Rate Swap Contracts	$(4,459)	Floorplan Interest expense	$(2,814)	Floorplan Interest expense	$(1,483)

For the Year Ended December 31, 2009
Interest Rate Swap Contracts	$(649)	Floorplan Interest expense	$(3,786)	Floorplan Interest expense	$420

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative
For the Year Ended December 31, 2010
Interest Rate Swap Contracts	Floorplan interest expense	$—

For the Year Ended December 31, 2009
Interest Rate Swap Contracts	Floorplan interest expense	$(6)

In 2009, we determined that the original forecasted transactions for certain of the de-designated cash flow hedges became probable of not occurring. Therefore, we reclassified into earnings a gain of approximately $0.5 million as a reduction of floorplan interest expense at that time. Additionally, we de-designated and re-designated all of our outstanding interest rate swaps when significant changes in our underlying floorplan debt occurred with the Chrysler and GM restructuring. This de-designation and re-designation did not have an impact on earnings at the time, but may increase ineffectiveness in the future.

(13)	Fair Value Measurements

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

Additionally, information about purchases, sales, issuances and settlements on a gross basis will be required for recurring Level 3 fair value measurements in interim and year-end periods ending after December 15, 2010. Since this pertains only to footnote disclosure for recurring Level 3 fair value measurements, it did not have an impact on our financial position or results of operations.

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

We use the income approach to determine the fair value of our interest rate swaps using observable Level 2 market expectations at measurement date and an income approach to convert estimated future cash flows to a single present value amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for very short term, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity are used to predict future reset rates to discount those future cash flows to present value at measurement date.

Inputs are collected from Bloomberg on the last market day of the period. The same methodology is used to determine the rate used to discount the future cash flows. The valuation of the interest rate swaps also takes into consideration our own, as well as the counterparty’s, risk of non-performance under the contract. See Note 12.

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

There were no changes to our valuation techniques during the year ended December 31, 2010.

The following tables summarize our assets and liabilities measured at fair value (in thousands):

	December 31, 2010
	Fair Value	Input Level
Long-lived assets	$29,157	Level 3

	December 31, 2009
	Fair Value	Input Level
Assets held for sale	$11,693	Level 3
Liabilities related to assets held for sale	5,050	Level 3
Franchise value	1,691	Level 3
Long-lived assets	52,419	Level 3

In the fourth quarter of 2009, we reclassified franchise value previously classified as held for sale to held and used. Under U.S. generally accepted accounting standards, the franchise value was valued and recorded at the lower of carrying value or current fair value. We estimated the fair value of franchise value by calculating the present value of future cash flows associated with such franchises using an APV model. We have determined that only certain cash flows of the store are directly attributable to franchise rights. Future cash flows are based on recently prepared operating forecasts and business plans to estimate the future economic benefits that the store will generate. Operating forecasts and cash flows include, among other things, revenue growth rates that are calculated based on management’s forecasted sales projections and on the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. A discount rate is utilized to convert the forecasted cash flows to their present value equivalent. The discount rate applied to the future cash flows factors in an equity risk premium, small stock risk premium, a beta and a risk-free rate. In addition, the discount rate used is further refined for a franchise-specific risk adjustment based on the financial performance of each franchise. In addition, when available, we used valuation inputs from independent valuation experts, such as brokers, to corroborate our internal estimates. Brokers’ inputs are typically developed using marketplace data related to current actual transactions involving similar franchises. As these valuations contain unobservable inputs, we classified the franchise value as Level 3.

Also in the fourth quarter of 2009, long-lived assets, including real estate property and equipment previously classified as held for sale, were reclassified to held and used at the lower of their depreciated carrying value, assuming depreciation had not ceased while classified as held for sale, or their current fair value. Based on this evaluation, certain long-lived assets were measured at their fair value at the time of reclassification. We estimated the fair value of long-lived assets based on a “market” valuation approach. We used prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets or liabilities, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we used a cost valuation approach to value long-lived assets when a market valuation approach was unavailable. Under this approach, we determined the cost to replace the service capacity of an asset adjusted for physical and economic obsolescence. When available, we used valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers and brokers’ valuations were typically developed using one or more valuation techniques including market, income and replacement cost approaches. As these valuations contained unobservable inputs, we classified the long-lived assets as Level 3.

The following table indicates valuation adjustments recorded in 2010 and 2009 on our assets and liabilities that are measured at fair value on a non-recurring basis (in thousands):

Year Ended	Fair Value Measurement Using
December 31, 2010	Level 1	Level 2	Level 3	Loss
Long-lived assets held and used:
Building and improvements	$—	$—	$23,400	$(9,048)
Land	$—	$—	$13,511	$(6,253)

Year Ended	Fair Value Measurement Using
December 31, 2009	Level 1	Level 2	Level 3	Loss
Assets held for sale	$—	$—	$11,693	$(1,213)
Franchise value	$—	$—	$1,691	$(250)
Long-lived assets	$—	$—	$52,419	$(8,726)

Valuation adjustments recorded in the year ended December 31, 2009 for assets held for sale totaled $1.2 million. Of this amount, a $0.3 million gain was included as an offset to asset impairment charges and a $1.5 million loss was included as a component of income (loss) from discontinued operations, net of tax, in our consolidated statements of operations. See also Note 16.

At December 31, 2010, we had $118.5 million of long-term fixed interest rate debt recorded and outstanding with maturity dates of between October 2011 and October 2029. We calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration, the fixed cash flows are discounted and summed to compute the fair value of the debt. Based on this analysis, we have determined that the fair value of this long-term fixed interest rate debt was approximately $127.4 million at December 31, 2010. We believe the carrying value of our variable rate debt approximates fair value.

(14)	Income Taxes

Income tax provision (benefit) from continuing operations was as follows (in thousands):

Year Ended December 31,	2010	2009	2008
Current:
Federal	$9,585	$(5,237)	$8,246
State	1,708	(82)	1,131

	11,293	(5,319)	9,377

Deferred:
Federal	(1,760)	8,910	(102,748)
State	(440)	1,571	(14,507)

	(2,200)	10,481	(117,255)

Total	$9,093	$5,162	$(107,878)

At December 31, 2010, we had income taxes payable totaling $0.3 million included as a component of accrued liabilities on the consolidated balance sheets and, at December 31, 2009, we had income taxes receivable totaling $2.7 million included as a component of other current assets.

Individually significant components of the deferred tax assets and liabilities are presented below (in thousands):

December 31,	2010	2009
Deferred tax assets:
Deferred revenue and cancellation reserves	$6,047	$6,558
Allowances and accruals	16,324	9,418
Interest on derivatives and convertible notes	3,337	2,615
Goodwill	33,380	51,254

Total deferred tax assets	59,088	69,845

Deferred tax liabilities:
Inventories	(3,503)	(5,393)
Property and equipment, principally due to differences in depreciation	(11,653)	(22,782)
Prepaids and property taxes	(1,471)	(1,971)

Total deferred tax liabilities	(16,627)	(30,146)

Total	$42,461	$39,699

The ultimate realization of deferred tax assets is dependent upon future taxable income during the periods in which those temporary differences become deductible. We consider the scheduled reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based on these factors, we believe it is more likely than not that we will realize the benefits of these deductible differences. At December 31, 2010, we had not recorded any valuation allowance on deferred tax assets. However, a valuation allowance could be recorded in the future if estimates of taxable income during the carryforward period are reduced.

At December 31, 2010, we had a number of state tax carryforward amounts totaling approximately $1.2 million, tax effected, with expiration dates through 2029.

The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax provision (benefit) from continuing operations for 2010, 2009 and 2008 is shown in the following tabulation (in thousands):

Year Ended December 31,	2010	2009	2008
Federal tax provision (benefit) at statutory rate	$8,118	$4,227	$(116,553)
State taxes, net of federal income tax benefit	579	641	(9,670)
Permanent difference related to impairment of goodwill	—	—	18,939
Non-deductible expenses	223	320	376
Permanent differences related to the employee stock purchase program	18	17	127
Other	155	(43)	(1,097)

Income tax provision (benefit)	$9,093	$5,162	$(107,878)

We did not have any unrecognized tax benefits at December 31, 2010 or 2009. No interest or penalties were included in our results of operations during 2010, 2009 or 2008, and we had no accrued interest or penalties at December 31, 2010 or 2009.

Open tax years at December 31, 2010 included the following:

Federal	2006-2009
13 states	2005-2009

(15)	Acquisitions

On July 19, 2010, we acquired the inventory, equipment and intangible assets and assumed certain liabilities related to Honda of Bend and agreed to the transfer of Chevrolet and Cadillac brands from Bob Thomas Chevrolet Cadillac, both located in Bend, Oregon. On August 9, 2010, we acquired the inventory, equipment, real estate and intangible assets and assumed certain liabilities related to Toyota of Billings from Prestige Toyota, located in Billings, Montana. Consideration paid for acquisitions totaled $25.6 million, of which $23.7 million was paid in cash and $1.9 million was financed through a floorplan credit facility. We subsequently financed the real estate purchased for $8.1 million, for which we had paid cash in connection with the acquisition transactions. The fair values of assets acquired and liabilities assumed are not material to our consolidated balance sheets. The results of operations of the acquired stores are included in our consolidated financial statements from the date of acquisition and pro forma results of operations are not materially different from actual results of operations.

(16)	Discontinued Operations

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

During the three-year period ended December 31, 2010, we experienced significant changes in our business dynamics along with other factors leading to a decision by our executive management team to dispose of a number of our stores. The following summarizes the chronology of our store dispositions.

As of January 1, 2008, we had three stores classified as held for sale. In the second quarter of 2008, as part of the restructuring plan announced on June 3, 2008, we performed an evaluation of our portfolio of stores. After this evaluation, 12 underperforming stores, mostly consisting of domestic franchises, were selected for disposal. We also elected to close a facility at that time. During the third quarter of 2008, 15 additional stores were identified for disposal, for a total of 31 stores classified as held for sale. Given the significant number of stores classified as held for sale, and the fact that the sale of certain stores was not prompt, we considered additional factors prior to classifying the additional 15 stores as held for sale including:

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

In summary, during the two-year period ended December 31, 2008, our management team identified 32 stores for disposal, sold 12 stores and closed 4 stores, leaving 18 stores classified as held for sale at December 31, 2008.

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

Adverse economic conditions had a profound effect on the automotive industry over the past few years. Some of the factors impacting the industry included:

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

Persistent industry challenges present throughout 2008 and 2009 continued to hamper our ability to sell stores identified for disposition and classified as held for sale.

As stores remained classified as held for sale beyond one year, we continually evaluated whether (i) we had taken all necessary actions to respond to the poor market conditions during the initial one year period; (ii) we were actively marketing the store at a price that is reasonable in view of the market conditions; and (iii) we continued to meet all of the criteria discussed above to continue to classify the stores as held for sale.

In marketing our stores for sale, we enlisted the services of brokers who specialize in dealership purchase and sale transactions. We also utilized a network of contacts and dealers in the market areas to ensure parties were aware of the stores available for purchase. Although not required, we also notified the respective manufacturers and alerted them to direct any prospective buyers to us. Over the period the stores were available for sale, we continually lowered the price of the stores in an effort to attract a buyer. We also considered combining less desirable stores with more desirable stores to facilitate the sale of both locations, including selling a store not classified as held for sale to affect the sale of a location targeted for disposal.

Based on these factors, we believed our response demonstrated that we (i) took necessary actions to respond to the poor market conditions; (ii) actively marketed the store at a reasonable price and (iii) continued to meet the remaining criteria stipulated above. Therefore, our decision to continue to classify certain stores as held for sale beyond the one year period was appropriate.

It is not uncommon for us to enter into preliminary asset sale agreements which do not close. We consider preliminary asset sale agreements a validation of the marketability of our stores held for sale. These preliminary asset sale agreements sometimes remain active for a period exceeding one year. Some preliminary asset sale agreements we enter into do not result in a final sale. These agreements terminate for a variety of reasons, including prospective buyers being unable to obtain the required floorplan or real estate financing. The termination of these agreements accelerated throughout 2009, and no new agreements were entered into in the second half of that year.

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

•

a restructuring of store operations that began in 2008 and accelerated in 2009 aligned our costs with current industry vehicle sales levels, and enhanced our liquidity position. This restructuring improved operational performance at all locations, including those slated for divestiture. Improved operating performance at the stores held for sale, even on a constant valuation multiple, increased expected selling prices, which proved unobtainable given market conditions.

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

•

throughout 2008 and 2009, we generated cash through asset sales, mortgage financing and operational cash flows. In 2009, we retired our outstanding convertible notes as they matured. Also, in late 2009, we completed a follow-on equity offering raising approximately $43 million. We also extended the maturity on our Credit Facility. These actions reduced the immediate need for additional liquidity to ensure our ongoing operations and eliminated the need to dispose of assets to raise cash.

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

Certain locations we had closed in 2008 and 2009 continued to have assets, primarily real estate, classified as held for sale. Throughout 2009, the commercial real estate market continued to deteriorate as more properties became available and asking prices declined. Particularly in the automotive retail industry, with the closure of almost 2,000 GM and Chrysler stores, as well as the wind down of Pontiac, Saturn and Hummer, numerous vacant dealerships were placed on the market. Given the slow recovery forecasted for automotive dealers in 2010 and beyond, these properties had become more difficult to sell on a timely basis. These challenging conditions accelerated midway through 2009 during the bankruptcy filings of GM and Chrysler. In addition, available commercial credit became tighter in 2009.

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

In connection with the reclassification, we valued the assets of the 10 operating stores and seven properties at the lower of (i) carrying amount before classification as held for sale, adjusted for any depreciation or amortization expense that would have been recognized had the store been continuously classified as held and used; and (ii) fair value at the date of reclassification. As a result, in the fourth quarter of 2009, we recorded impairment charges totaling $2.9 million related to certain real estate holdings. Where fair value exceeded adjusted carrying amount, we recorded depreciation expense of $2.2 million. We also reversed certain costs to sell that had been recorded in prior periods totaling $2.3 million.

At December 31, 2009, two operating stores and three properties were classified as held for sale. The two operating stores were under contract to sell at that time.

Based on subsequent negotiations with the buyer in the first quarter of 2010, management concluded that it was no longer probable that the sale of the remaining two stores would be effected, resulting in the determination that these two operating stores no longer met all of the criteria for classification as held for sale at March 31, 2010. Therefore, in the first quarter of 2010, assets and related liabilities associated with two stores were reclassified from assets held for sale to assets held and used. Their associated results of operations were retrospectively reclassified from discontinued operations to continuing operations for all periods presented.

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

As of December 31, 2010 and 2009, we had no stores and no properties, and two stores and three properties, respectively, classified as held for sale. Assets held for sale included the following (in thousands):

December 31,	2010	2009
Inventories	$—	$8,098
Property, plant and equipment	—	3,572
Intangible assets	—	23

	$—	$11,693

Liabilities related to assets held for sale included the following (in thousands):

December 31,	2010	2009
Floorplan notes payable	$—	$2,888
Real estate debt	—	2,162

	$—	$5,050

Assets and liabilities held for sale are valued at the lower of cost or fair value less costs to sell. Estimates of fair value are based on the proceeds we expect to realize on the sale of the disposal groups. Inventory losses primarily related to prior model year new vehicles that had carrying values in excess of estimated proceeds to be generated through wholesale distribution.

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2010	2009	2008
Revenue	$6,002	$95,943	$452,955

Loss from discontinued operations	$(340)	$(7,024)	$(10,904)
Net gain (loss) on disposal activities	(294)	10,210	(32,372)

	(634)	3,186	(43,276)
Income tax benefit (expense)	253	(951)	15,822

Income (loss) from discontinued operations, net of income taxes	$(381)	$2,235	$(27,454)

Goodwill and other intangible assets disposed of	$—	$1,037	$19,117

Cash generated from disposal activities	$941	$27,697	$44,085

The gain (loss) on disposal activities included the following impairment charges (in thousands):

Year Ended December 31,	2010	2009	2008
Goodwill and other intangible assets	$—	$12,146	$(11,695)
Property, plant and equipment	(210)	(1,672)	(14,389)
Inventory	—	1,212	(2,435)
Other	(84)	(1,476)	(3,853)

	$(294)	$10,210	$(32,372)

Interest expense is allocated to stores classified as discontinued operations for actual floorplan interest expense directly related to the new vehicles in the store. Interest expense related to our Credit Facility is allocated based on the amount of assets pledged towards the total borrowing base. Interest expense included as a component of discontinued operations was as follows (in thousands):

December 31,	2010	2009	2008
Flooring interest	$51	$438	$3,872
Other interest	69	2,296	5,152

Total interest	$120	$2,734	$9,024

(17)	Purchase Option

On December 31, 2009, we entered into an option agreement with our Vice Chairman, Dick Heimann, who is a related party. Under the terms of the option agreement, Mr. Heimann may purchase our Volkswagen and Nissan franchises in Medford, Oregon, and acquire their operations, including inventories and equipment, at valuations set forth in our standard form of agreement, which we believe approximate fair value at the time of exercise. Any purchased real estate will be priced at the then fair market value. Existing leases, if any, will be assumed at the time of exercise of the option. The purchase price for the intangible assets (manufacturers’ franchise rights) is set at $10 in the agreement. The option can be exercised by Mr. Heimann at any time prior to December 31, 2012. No consideration was received in exchange for this option.

For the year ended December 31, 2009, we estimated the fair value of the option using a discounted cash flow analysis and by considering valuation inputs from independent third parties. Based on these inputs, we determined the value of the option to be insignificant as of December 31, 2009. For the year ended December 31, 2010, we estimated the fair value of the option by considering, among other things, an independent third party valuation which included the use of the Black-Scholes option valuation model with the following assumptions:

Year Ended December 31,	2010
Risk-free interest rate(1)	0.34%
Expected term(2)	2.17 years
Volatility(3)	50%

(1)	The risk-free interest rate for the option is based on the U.S. Treasury 2-year constant maturities rate effective on the date of valuation.
(2)	The expected term is calculated based on the remaining term of the option.
(3)	The expected volatility is estimated based on the historical volatilities of our and comparable public companies’ common stock as well as implied volatilities based on the prices of currently traded options on the parent company and the comparable public companies.

Based on our valuation analysis, we recorded an expense of $591,000 in 2010 as a component of selling, general and administrative expenses in our consolidated statements of operations and the corresponding liability in other long-term liabilities in our consolidated balance sheets. We will continue to assess the value of the option prospectively over the term of the option, and will record any changes in its estimated fair value in our consolidated statements of operations and corresponding liability in the period of change.

(18)	Subsequent Events

On February 22, 2011, our Board of Directors approved the implementation of a non-qualified deferred compensation and long-term incentive plan for a select group of management or highly compensated employees, which includes our senior management team. In conjunction, a contribution of $1.3 million for 2011 was made and will be included as a component of selling, general and administrative expenses in our consolidated statements of operations in the first quarter of 2011.

On February 23, 2011, we announced that our Board of Directors approved a dividend of $0.05 per share on our Class A and Class B common stock for the fourth quarter of 2010. The dividend will total approximately $1.3 million and will be paid on March 25, 2011 to shareholders of record on March 11, 2011.