Form 10-Q
period 2011-03-31
LITHIA MOTORS INC
filed 2011-04-29
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	22,632,406
Class B common stock without par value	3,762,231
(Class)	(Outstanding at April 29, 2011)

LITHIA MOTORS, INC.

FORM 10-Q

PART I

Item 1. Financial Information

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$13,118	$9,306
Accounts receivable, net of allowance for doubtful accounts of $198 and $190	79,659	75,011
Inventories, net	456,945	415,228
Deferred income taxes	2,815	2,937
Other current assets	8,880	6,062

Total Current Assets	561,417	508,544

Property and Equipment, net of accumulated depreciation of $97,129 and $93,745	357,303	362,433
Goodwill	6,186	6,186
Franchise value	45,193	45,193
Deferred income taxes	39,479	39,524
Other non-current assets	11,212	9,796

Total Assets	$1,020,790	$971,676

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$94,422	$84,775
Floorplan notes payable: non-trade	205,744	166,482
Current maturities of long-term debt	14,237	12,081
Trade payables	27,043	23,747
Accrued liabilities	68,502	58,784

Total Current Liabilities	409,948	345,869

Long-term debt, less current maturities	245,864	268,693
Deferred revenue	21,064	20,158
Other long-term liabilities	15,047	16,739

Total Liabilities	691,923	651,459

Stockholders’ Equity:
Preferred stock - no par value; authorized
15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 22,564 and 22,523	286,295	284,807
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	10,183	10,972
Accumulated other comprehensive loss	(4,307)	(4,869)
Retained earnings	36,228	28,839

Total Stockholders’ Equity	328,867	320,217

Total Liabilities and Stockholders’ Equity	$1,020,790	$971,676

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
New vehicle	$312,234	$215,617
Used vehicle retail	160,723	135,899
Used vehicle wholesale	30,386	23,465
Finance and insurance	19,923	14,638
Service, body and parts	76,585	68,797
Fleet and other	3,146	803

Total revenues	602,997	459,219
Cost of sales:
New vehicle	288,904	197,213
Used vehicle retail	137,131	117,305
Used vehicle wholesale	29,966	23,094
Service, body and parts	39,467	35,251
Fleet and other	2,595	451

Total cost of sales	498,063	373,314

Gross profit	104,934	85,905
Asset impairment	382	1,491
Selling, general and administrative	79,741	71,039
Depreciation and amortization	4,193	4,749

Operating income	20,618	8,626
Floorplan interest expense	(2,563)	(2,751)
Other interest expense	(3,304)	(3,588)
Other income, net	77	68

Income from continuing operations before income taxes	14,828	2,355
Income tax provision	(6,123)	(912)

Income from continuing operations, net of income tax	8,705	1,443
Loss from discontinued operations, net of income tax	—	(176)

Net income	$8,705	$1,267

Basic income per share from continuing operations	$0.33	$0.06
Basic loss per share from discontinued operations	—	(0.01)

Basic net income per share	$0.33	$0.05

Shares used in basic per share calculations	26,341	25,895

Diluted income per share from continuing operations	$0.33	$0.06
Diluted loss per share from discontinued operations	—	(0.01)

Diluted net income per share	$0.33	$0.05

Shares used in diluted per share calculations	26,694	26,019

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$8,705	$1,267
Adjustments to reconcile net income to net cash used in operating activities:
Asset impairments	382	1,491
Depreciation and amortization	4,193	4,749
Depreciation and amortization within discontinued operations	—	4
Stock-based compensation	491	441
(Gain) loss on disposal of other assets	105	(300)
Loss from disposal activities within discontinued operations	—	17
Deferred income taxes	(394)	(5,264)
Excess tax benefit from share-based payment arrangements	(21)	—
(Increase) decrease:
Trade receivables, net	(4,648)	(8,584)
Inventories	(41,769)	(24,744)
Other current assets	(888)	2,332
Other non-current assets	(412)	(987)
Increase (decrease):
Floorplan notes payable	9,905	4,532
Trade payables	3,296	7,563
Accrued liabilities	9,683	7,234
Other long-term liabilities and deferred revenue	132	(160)

Net cash used in operating activities	(11,240)	(10,409)

Cash flows from investing activities:
Principal payments received on notes receivable	36	—
Capital expenditures	(2,333)	(789)
Proceeds from sales of assets	3,084	2,144
Payments for life insurance policies	(1,048)	—
Proceeds from sales of stores	—	421

Net cash provided by (used in) investing activities	(261)	1,776

Cash flows from financing activities:
Borrowings on floorplan notes payable: non-trade	39,262	20,615
Repayments on lines of credit	(9,000)	(24,000)
Principal payments on long-term debt, scheduled	(2,233)	(1,329)
Principal payments on long-term debt and capital leases, other	(11,870)	(13,361)
Proceeds from issuance of long-term debt	—	24,815
Proceeds from issuance of common stock	590	554
Repurchase of common stock	(141)	(16)
Excess tax benefit from share-based payment arrangements	21	—
Dividends paid	(1,316)	—

Net cash provided by financing activities	15,313	7,278

Increase (decrease) in cash and cash equivalents	3,812	(1,355)

Cash and cash equivalents at beginning of period	9,306	12,776

Cash and cash equivalents at end of period	$13,118	$11,421

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$6,017	$6,392
Cash paid (refunded) during the period for income taxes, net	927	(1,180)

Supplemental schedule of non-cash investing and financing activities:
Debt issued in connection with acquisitions	$2,430	$—

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed consolidated financial statements contain unaudited information as of March 31, 2011 and for the three-month periods ended March 31, 2011 and 2010. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2010 audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2010 is derived from our 2010 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

The results of operations of stores classified as discontinued operations have been presented on a comparable basis for all periods presented in the accompanying consolidated statements of operations. See also Note 12.

These reclassifications had no impact on previously reported net income.

Concentrations of Risk and Uncertainties Regarding Manufacturers

We purchase substantially all of our new vehicles and inventory from various manufacturers at the prevailing prices charged by auto makers to all franchised dealers. Our overall sales could be impacted by the auto manufacturers’ inability or unwillingness to supply our dealerships with an adequate supply of popular models.

In March 2011, an earthquake, tsunami and subsequent nuclear crisis in Japan impacted automotive manufacturers and automotive suppliers. These events damaged facilities, reduced production of vehicles and parts and destroyed inventory in Japan. Many Japanese manufacturers and suppliers were forced to halt production as they reconfigured production logistics. Many plants in Japan continue to be inoperable and certain plants, which have restarted operations, are running at limited capacity. These events caused a global disruption to the supply of vehicles and automotive parts. We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. In the event that manufacturers are unable to supply the needed level of vehicles, our financial performance may be adversely impacted. We expect new vehicle supply to be constrained in the second and third quarters of 2011, although the impact of this constraint remains unknown. As of March 31, 2011, and December 31, 2010 we had $338.2 million and $305.7 million, respectively, in new vehicle inventory. We had $22.3 million and $22.2 million in parts and accessories inventory as of March 31, 2011 and December 31, 2010, respectively.

A lack of new vehicle supply may increase demand for late-model used vehicles. In 2009 and 2010, production and sales in North America were reduced by the recessionary environment. As a result, used vehicle supply, especially late-model vehicles, may be constrained, resulting in increased supply pressures and limited availability. Our used vehicle sales volume could be adversely impacted if we are unable to maintain an adequate supply of vehicles or if we are unable to obtain the makes and models desired by our customers. As of March 31, 2011, and December 31, 2010, we had $96.4 million and $87.3 million, respectively, in used and program vehicle inventory.

In 2010, Toyota announced vehicle recalls for possible accelerator pedal sticking issues and also halted the sales of eight models of vehicles until potentially defective parts were replaced, both of which reduced sales at our Toyota stores and adversely affected the manufacturer’s reputation for quality. The long-term effects that these recalls and safety issues will have on the Toyota brands are uncertain. We depend on our manufacturers to deliver high-quality, defect-free vehicles. In the event that manufacturers, including Toyota, experience future quality issues, our financial performance may be adversely impacted.

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles. Our Chrysler, General Motors (“GM”) and Ford (collectively, the “Domestic Manufacturers”) stores represented approximately 30%, 18% and 6% of our new vehicle sales for the three months ended March 31, 2011, respectively, and approximately 30%, 17% and 6% for all of 2010, respectively.

We receive incentives and rebates from our manufacturers, including cash allowances, financing programs, discounts, holdbacks and other incentives. These incentives are recorded as receivables on our Consolidated Balance Sheets until payment is received. Our financial condition could be materially adversely impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives and rebates at substantially similar terms, or to pay our outstanding receivables. Total receivables from Domestic Manufacturers were $10.0 million and $8.4 million as of March 31, 2011 and December 31, 2010, respectively.

We currently have relationships with a number of manufacturers, their affiliated finance companies or other finance companies, including Ally Bank, Mercedes-Benz Financial Services USA, LLC, Toyota Financial Services, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC. These companies provide new vehicle floorplan financing for their respective brands. Ally Bank serves as the primary lender for all other brands. Several of the companies also provide mortgage financing. At March 31, 2011, Ally Bank was the floorplan provider on approximately 67% of our total floorplan amount outstanding and the provider of approximately 32% of our outstanding mortgage financing. Certain of these companies have incurred significant losses and are operating under financial constraints. Other companies may incur losses in the future or undergo funding limitations. As a result, credit that has typically been extended to us by these companies may be modified with terms unacceptable to us or revoked entirely. If these events were to occur, we may not be able to pay our floorplan debts or borrow sufficient funds to refinance the vehicles. Even if new financing were available, it may not be on terms acceptable to us.

We enter into Franchise Agreements with manufacturers. The Franchise Agreements generally limit the location of the dealership and provide the auto manufacturer approval rights over changes in dealership management and ownership. The auto manufacturers are also entitled to terminate the Franchise Agreements if the dealership is in material breach of the terms. Our ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional dealerships.

Note 2. Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. The cost of new and used vehicle inventories includes the cost of dealer installed accessories, reconditioning and transportation. Inventories consisted of the following (in thousands):

	March 31, 2011	December 31, 2010
New vehicles	$338,238	$305,721
Used and program vehicles	96,410	87,349
Parts and accessories	22,297	22,158

	$456,945	$415,228

Note 3. Comprehensive Income

Comprehensive income for the three-month periods ended March 31, 2011 and 2010 was as follows (in thousands):

	Three Months Ended March 31,
	2011	2010
Net income	$8,705	$1,267
Cash flow hedges:
Derivative gain (loss), net of tax effect of $(320) and $294, respectively	562	(478)

Total comprehensive income	$9,267	$789

Note 4. Earnings Per Share

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

Except with respect to voting rights, the rights of the holders of our Class A and Class B common stock are identical. Our Restated Articles of Incorporation require that the Class A and Class B common stock must share equally in any dividends, liquidation proceeds or other distribution with respect to our common stock and the Articles of Incorporation can only be amended by a vote of the shareholders. Additionally, Oregon law provides that amendments to our Articles of Incorporation, which would have the effect of adversely altering the rights, powers or preferences of a given class of stock, must be approved by the class of stock adversely affected by the proposed amendment. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS from continuing operations for the three-month periods ended March 31, 2011 and 2010 (in thousands, except per share amounts):

Three Months Ended March 31,	2011		2010
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$7,462	$1,243	$1,233	$210
Distributed income applicable to common stockholders	(1,128)	(188)	—	—

Basic undistributed income from continuing operations applicable to common stockholders	$6,334	$1,055	$1,233	$210

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,579	3,762	22,133	3,762

Basic income per share from continuing operations applicable to common stockholders	$0.33	$0.33	$0.06	$0.06
Basic distributed income per share from continuing operations applicable to common stockholders	(0.05)	(0.05)	—	—

Basic undistributed income per share from continuing operations applicable to common stockholders	$0.28	$0.28	$0.06	$0.06

Three Months Ended March 31,	2011		2010
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$1,128	$188	$—	$—
Reallocation of earnings as a result of conversion of dilutive stock options	3	(3)	—	—
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	185	—	—	—

Diluted distributed income applicable to common stockholders	$1,316	$185	$—	$—

Undistributed income from continuing operations applicable to common stockholders	$6,334	$1,055	$1,233	$210
Reallocation of earnings as a result of conversion of dilutive stock options	14	(14)	1	(1)
Reallocation of undistributed income due to conversion of Class B to Class A	1,041	—	209	—

Diluted undistributed income from continuing operations applicable to common stockholders	$7,389	$1,041	$1,443	$209

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	22,579	3,762	22,133	3,762
Weighted average number of shares from stock options	353	—	124	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,694	3,762	26,019	3,762

Diluted income per share from continuing operations applicable to common stockholders	$0.33	$0.33	$0.06	$0.06
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.05)	(0.05)	—	—

Diluted undistributed income per share from continuing operations applicable to common stockholders	$0.28	$0.28	$0.06	$0.06

Three Months Ended March 31,	2011		2010
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	387	—	734	—

Note 5. Asset Impairment Charges

Long-lived assets classified as held and used and definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. An estimate of future undiscounted net cash flows associated with the long-lived assets is used to determine if the carrying value of the assets is recoverable. An impairment charge is recorded for the amount the carrying value of the asset exceeds its fair value.

In the first quarter of 2011, a triggering event was determined to have occurred associated with a property due to changes in its expected future use. We evaluated the future undiscounted net cash flows for the property and determined the carrying value was not recoverable. As a result, we recorded an asset impairment charge of $0.4 million on our Consolidated Statements of Operations.

In the first quarter of 2010, due to changes in specific facts and circumstances on three properties held for future development, we tested certain long-lived assets for recoverability. We recorded asset impairment charges of $1.5 million on our Consolidated Statements of Operations primarily related to a property for which a preliminary agreement to sell was entered into in March 2010.

Note 6. Stock-Based Compensation

In the first quarter of 2011, we issued restricted stock units (“RSUs”) covering 181,000 shares of our Class A common stock to certain employees. The RSUs are not participating securities and fully vest on the fourth anniversary of the grant date. We estimated compensation expense, based on a fair value methodology, of $2.0 million related to the RSUs, which will be recognized over the vesting period. Of this amount, approximately $0.4 million will be recognized in 2011.

Note 7. Deferred Compensation and Long-term Incentive Plan

Beginning in March 2011, we offered a deferred compensation plan (the “Plan”) to provide certain employees the ability to accumulate assets for retirement on a tax deferred basis. Participants are allowed to defer a portion of their compensation and are 100% vested in their respective deferrals and earnings. We may also make discretionary contributions the Plan. The vesting terms of the discretionary contribution are determined at the time of contribution. Participants receive a guaranteed return on vested deferrals and earnings. We retain discretion to set the guaranteed rate each year. We also have existing deferred compensation plans for our Board of Directors and selected executives.

In March 2011, we made a discretionary contribution of $1.3 million. The vesting term ranges between one and seven years, based on the employee’s position. Participants will receive a guaranteed return of 6% in 2011. As of March 31, 2011, the balance due to participants was $388,000 and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

Note 8. Fair Value Measurements

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

We use the income approach to determine the fair value of our interest rate swaps using observable Level 2 market expectations at each measurement date and an income approach to convert estimated future cash flows to a single present value amount (discounted) assuming that participants are motivated, but not compelled to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for very short term, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity are used to predict future reset rates to discount those future cash flows to present value at measurement date.

Inputs are collected from Bloomberg on the last market day of the period. The same methodology is used to determine the rate used to discount the future cash flows. The valuation of the interest rate swaps also takes into consideration our own, as well as the counterparty’s, risk of non-performance under the contract.

We estimate the fair value of long-lived assets that are recorded at fair value based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets or liabilities, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset, adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers’ and brokers’ valuations are typically developed using one or more valuation techniques including market, income and replacement cost approaches. As these valuations contain unobservable inputs, we classified the measurement of fair value of long-lived assets as Level 3.

There were no changes to our valuation techniques during the three-month period ended March 31, 2011.

Assets and Liabilities Measured at Fair Value

Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at March 31, 2011	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$—	$(7,714)	$—
Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$—	$—	$1,500

Fair Value at December 31, 2010	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$—	$(8,692)	$—
Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$—	$—	$23,400
Certain parcels of land	—	—	13,511

Total	$—	$—	$36,911

See Note 9 for more details regarding our derivative contracts.

Financial Assets and Liabilities Not Recorded at Fair Value

We had $108.1 million and $118.5 million of fixed interest rate debt outstanding as of March 31, 2011 and December 31, 2010, respectively. As of March 31, 2011, this debt had maturity dates between November 2011 and October 2029. We calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration, the fixed cash flows are discounted and summed to compute the fair value of the debt. Based on this analysis, we have determined that the fair value of this long-term fixed interest rate debt was approximately $116.2 million and $127.4 million at March 31, 2011 and December 31, 2010, respectively.

We believe the carrying value of our variable rate debt approximates fair value.

Note 9. Derivative Instruments

We enter into interest rate swaps to manage the variability of our interest rate exposure, thus fixing a portion of our interest expense in a rising or falling rate environment. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure of the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value of these interest rate swaps in other comprehensive income rather than net income until the underlying hedged transaction affects net income. If a swap is no longer accounted for as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive income is recognized in income as the forecasted transaction occurs. If the forecasted transaction is probable of not occurring, the gain or loss recorded in accumulated other comprehensive income (loss) is recognized in income immediately.

At March 31, 2011 and December 31, 2010, the net fair value of all of our agreements totaled a loss of $7.7 million and $8.7 million, respectively, which was recorded on our Consolidated Balance Sheets as a component of accrued liabilities and other long-term liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months was $3.2 million at March 31, 2011.

As of March 31, 2011, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

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

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at March 31, 2011 was 0.2% per annum, as reported in the Wall Street Journal.

The fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows:

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	Location in Balance Sheet	March 31, 2011	Location in Balance Sheet	March 31, 2011
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$2,800
	Other non-current assets	—	Other long-term liabilities	4,914

		$—		$7,714

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	Location in Balance Sheet	December 31, 2010	Location in Balance Sheet	December 31, 2010
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$2,862
	Other non-current assets	—	Other long-term liabilities	5,830

		$—		$8,692

The effect of derivative instruments on our Consolidated Statements of Operations for the three-month periods ended March 31, 2011 and 2010 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended March 31, 2011
Interest Rate Swap Contracts	$388	Floorplan Interest expense	$(494)	Floorplan Interest expense	$(412)

Three Months Ended March 31, 2010
Interest Rate Swap Contracts	$(1,534)	Floorplan Interest expense	$(762)	Floorplan Interest expense	$(318)

See also Note 8.

Note 10. Purchase Option

On December 31, 2009, we entered into an option agreement with our Vice Chairman, Dick Heimann, who is a related party. Under the terms of the option agreement, Mr. Heimann may purchase our Volkswagen and Nissan franchises in Medford, Oregon, and acquire their operations, including inventories and equipment, at valuations set forth in our standard form of agreement, which we believe will approximate fair value at the time of exercise. Any purchased real estate will be priced at the then fair market value. Existing leases, if any, will be assumed at the time of exercise of the option. The purchase price for the intangible assets (manufacturers’ franchise rights) is set at $10 in the agreement. The option may be exercised by Mr. Heimann at any time prior to December 31, 2012. No consideration was received in exchange for this option.

We estimate the fair value of the option at the end of each period using a discounted cash flow analysis, valuation inputs from independent third parties and the use of a Black-Scholes option valuation model. As of March 31, 2011 and December 31, 2010, we had $0.6 million recorded as a liability in other long-term liabilities in our Consolidated Balance Sheets associated with this option.

Any changes in the fair value of the option are recorded each period as a component of selling, general and administrative expenses in our Consolidated Statements of Operations. No expense was recorded in the three-month periods ended March 31, 2011 or 2010 associated with this option.

Note 11. Share Repurchase Program

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through March 31, 2011, we have purchased a total of 583,224 shares under this program, of which 2,600 were purchased in 2011 at an average price of $13.52 per share. As of March 31, 2011, 416,776 shares remained available for purchase pursuant to this program. We may continue to purchase shares from time to time in the future as conditions warrant.

Note 12. Discontinued Operations

We classify a store as discontinued operations if the location has been sold, operations have been ceased at that location or if management has committed to a plan to dispose of the store. Additionally, the store must meet the criteria as required by U.S. generally accepted accounting standards:

•	our management team, possessing the necessary authority, commits to a plan to sell the store;

•	the store is available for immediate sale in its present condition;

•	an active program to locate buyers and other actions that are required to sell the store are initiated;

•	a market for the store exists and we believe its sale is likely. We also expect to record the transfer of the store as a completed sale within one year;

•	active marketing of the store commences at a price that is reasonable in relation to the estimated fair market value; and

•	our management team believes it is unlikely changes will be made to the plan or withdrawal of the plan to dispose of the store will occur.

We reclassify the store’s operations to discontinued operations in our Consolidated Statement of Operations, on a comparable basis for all periods presented, provided we do not expect to have any significant continuing involvement in the store’s operations after its disposal.

Certain financial information related to discontinued operations was as follows (in thousands):

Three Months Ended March 31,	2010
Revenue	$4,158

Loss from discontinued operations	$(274)
Net loss on disposal activities	(17)

(291)
Income tax benefit	115

Loss from discontinued operations, net of income taxes	$(176)

Cash generated from disposal activities	$421

The loss on disposal activities included the following impairment charges (in thousands):

Three Months Ended March 31,	2010
Property, plant and equipment	$(11)
Other	(6)

$(17)

Note 13. Subsequent Events

Acquisition

On April 18, 2011, we acquired the inventory, equipment, real estate and intangible assets of, and assumed certain liabilities related to, Mercedes-Benz of Portland, Oregon, Mercedes Benz of Wilsonville, Oregon and Rasmussen BMW/MINI in Portland, Oregon from the Don Rasmussen Group. These stores generated approximately $160 million in revenues for the full year of 2010. We paid a purchase price of $69.2 million, of which $53.3 million was paid in cash and $15.9 million was financed through a floorplan credit facility. As of April 29, 2011, the initial accounting for determining the acquisition-date fair value for each major class of assets acquired, including goodwill, and liabilities assumed was not yet complete.

Common Stock Dividend

On April 27, 2011, we announced that our Board of Directors approved a dividend of $0.07 per share on our Class A and Class B common stock related to our first quarter 2011 financial results. The dividend will total approximately $1.8 million and will be paid on May 25, 2011 to shareholders of record on May 11, 2011.

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

While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We assume no obligation to update or revise any forward-looking statements.

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of April 29, 2011, we offered 26 brands of new vehicles and all brands of used vehicles in 86 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks, replacement parts; provide vehicle maintenance, warranty, paint and repair services and arrange related financing, service contracts, protection products and credit insurance.

We continue to believe that the fragmented nature of the automotive dealership sector provides us with the opportunity to achieve growth through consolidation. We seek exclusive franchises for acquisition, where we are the only representative of the brand within a market. We have completed over 100 acquisitions since our initial public offering in 1996. Our acquisition strategy has been to acquire underperforming dealerships and, through the application of our centralized operating structure, leverage costs and improve store profitability. We believe the current economic environment provides us with attractive acquisition opportunities.

We also believe that we can continue to improve operations at our existing stores. By promoting entrepreneurial leadership in our general manager position, we anticipate continuing improvement in the percentage of new vehicle sales we capture in our local markets. While we retail approximately one used vehicle for every new vehicle sold, we believe we can make additional improvements in our used vehicle sales performance by offering lower-priced value vehicles and selling brands other than the new vehicle franchise at each location. Our service, body and parts operations provide important repeat business for our stores. We have increased our marketing efforts, lowered prices on routine maintenance items and focused on offering more commodity products to offset the impact of fewer units in operations. Overall, organic growth through improved operations is a goal in 2011.

We believe our cost structure is aligned with current industry sales levels. Through initiatives started in the second quarter of 2008, we have successfully established a cost structure which can be leveraged as vehicle sales levels improve. As we focus on maintaining discipline in controlling costs, we target retaining, on a pre-tax basis, 50% to 55% of each incremental gross profit dollar after subtracting SG&A expense.

Results of Continuing Operations

For the three months ended March 31, 2011 and 2010, we reported income from continuing operations, net of tax of $8.7 million, or $0.33 per diluted share, and $1.4 million, or $0.06 per diluted share, respectively.

Discontinued Operations

Results for sold or closed stores qualifying for reclassification under the applicable accounting guidance are presented as discontinued operations in our Consolidated Statements of Operations. As a result, our results from continuing operations are presented on a comparable basis for all periods. We did not have any stores classified as discontinued operations during the quarter ended March 31, 2011. The loss from discontinued operations for the quarter ended March 31, 2010 totaled $0.2 million.

Key Performance Metrics

Certain key performance metrics for revenue and gross profit were as follows for the three months ended March 31, 2011 and 2010 (dollars in thousands):

Three months ended March 31, 2011	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$312,234	51.8%	$23,330	7.5%	22.2%
Used vehicle retail	160,723	26.7	23,592	14.7	22.5
Used vehicle wholesale	30,386	5.0	420	1.4	0.4
Finance and insurance(1)	19,923	3.3	19,923	100.0	19.0
Service, body and parts	76,585	12.7	37,118	48.5	35.4
Fleet and other	3,146	0.5	551	17.5	0.5

	$602,997	100.0%	$104,934	17.4%	100.0%

Three months ended March 31, 2010	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$215,617	47.0%	$18,404	8.5%	21.4%
Used vehicle retail	135,899	29.6	18,594	13.7	21.6
Used vehicle wholesale	23,465	5.0	371	1.6	0.5
Finance and insurance(1)	14,638	3.2	14,638	100.0	17.0
Service, body and parts	68,797	15.0	33,546	48.8	39.1
Fleet and other	803	0.2	352	43.8	0.4

	$459,219	100.0%	$85,905	18.7%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

We believe that same store comparisons are a key indicator of our financial performance. Same store metrics demonstrate our ability to grow our revenue and profitability in our existing locations. As a result, same store comparisons have been integrated into the discussion below.

A same store basis represents stores that were operating as of March 31, 2011, and only includes the months of operations for both comparable periods. For example, a store acquired in February 2010 would be included in same store operating data beginning in March 2011, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the period of March for both comparable periods.

New Vehicle Revenues

	Three Months Ended March 31,			%
(Dollars in thousands)	2011	2010	Increase	Increase
Reported
Revenue	$312,234	$215,617	$96,617	44.8%
Retail units sold	9,929	6,884	3,045	44.2
Average selling price per retail unit	$31,447	$31,321	$126	0.4

Same store
Revenue	$305,345	$215,981	$89,364	41.4%
Retail units sold	9,708	6,897	2,811	40.8
Average selling price per retail unit	$31,453	$31,315	$138	0.4

New vehicle sales in the first quarter of 2011 improved compared to the first quarter of 2010 as volume increased and average selling prices remained consistent. We remain focused on increasing our share of overall new vehicle sales within our markets, and have targeted increased market share as an operational objective in 2011. As a result of this initiative, as well as increased consumer perception, domestic brand new vehicle same store sales increased 53.3% in the three months ended March 31, 2011 compared to the same period of 2010. Import and luxury brands had a same store sales improvement of 29.2% for the three months ended March 31, 2011 compared to the same period of 2010.

Overall, sales in the first quarter of 2011 were not impacted by the effects of the events in Japan and the subsequent disruption to new vehicle supply as we had adequate inventory on hand. However, it is likely sales will be impacted by the shortages anticipated to begin in the second quarter of 2011, although the extent of the impact is unknown.

Used Vehicle Retail Revenues

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Reported
Retail revenue	$160,723	$135,899	$24,824	18.3%
Retail units sold	9,812	8,211	1,601	19.5
Average selling price per retail unit	$16,380	$16,551	$(171)	(1.0)

Same store
Retail revenue	$157,130	$134,402	$22,728	16.9%
Retail units sold	9,598	8,109	1,489	18.4
Average selling price per retail unit	$16,371	$16,574	$(203)	(1.2)

We continue to emphasize used vehicle retail sales. The initiatives started in 2010 focused on increasing the number of lower-price, higher-margin, older used vehicles we sell. We have expanded sales of these vehicles to comprise a larger part of our used vehicle retail business. As a result, we have seen a decrease in the average selling price per unit of our used vehicles retailed. We continue to maintain a retail used to new vehicle sales ratio of 1.0:1.

We anticipate potential supply constraints in late-model used vehicles, as a result of the lower new vehicle sales in 2009 and 2010. To counteract this trend, we will continue to focus on growing our sales of older used vehicles and increase the conversion of vehicles acquired via trade-in to retail used vehicle sales.

Used Vehicle Wholesale Revenues

	Three Months Ended March 31,			%
(Dollars in thousands)	2011	2010	Increase	Increase
Reported
Wholesale revenue	$30,386	$23,465	$6,921	29.5%
Wholesale units sold	3,883	3,286	597	18.2
Average selling price per wholesale unit	$7,825	$7,141	$684	9.6

Same store
Wholesale revenue	$29,929	$22,880	$7,049	30.8%
Wholesale units sold	3,814	3,228	586	18.2
Average selling price per wholesale unit	$7,847	$7,088	$759	10.7

Wholesale transactions are a result of vehicles we have purchased from customers, or from vehicles we have attempted to sell via retail that we elect to dispose of due to time in inventory or other factors. We have concentrated on directing more lower-priced, older vehicles to retail sale rather than wholesale disposal. As a result, we have seen an increase in the average selling price per wholesale unit, and have increased wholesale revenues by a larger percentage than wholesale units.

Finance and Insurance

	Three Months Ended March 31,			%
(Dollars in thousands)	2011	2010	Increase	Increase
Reported
Revenue	$19,923	$14,638	$5,285	36.1%
Revenue per retail unit	$1,009	$970	$39	4.0

Same store
Revenue	$19,045	$13,778	$5,267	38.2%
Revenue per retail unit	$986	$918	$68	7.4

The increase in finance and insurance sales was primarily due to more vehicles sold in the first three months of 2011 compared to the same period of 2010. The availability of consumer credit has improved and lenders have increased the loan-to-value amount available to most customers. These shifts afford us the opportunity to sell additional or more comprehensive products, while remaining within a framework acceptable to our lenders.

Penetration rates for certain products were as follows:

	Three Months Ended March 31,
	2011	2010
Finance and insurance	73%	70%
Service contracts	40	42
Lifetime oil change and filter	37	35

Service, Body and Parts Revenue

	Three Months Ended March 31,			%
(Dollars in thousands)	2011	2010	Increase	Increase
Reported
Customer pay	$41,368	$37,494	$3,874	10.3%
Warranty	13,491	12,776	715	5.6
Wholesale parts	13,782	11,845	1,937	16.4
Body shop	7,944	6,682	1,262	18.9

Total service, body and parts	$76,585	$68,797	$7,788	11.3%

Same store
Customer pay	$40,137	$37,432	$2,705	7.2%
Warranty	13,077	12,771	306	2.4
Wholesale parts	13,536	11,843	1,693	14.3
Body shop	7,717	6,682	1,035	15.5

Total service, body and parts	$74,467	$68,728	$5,739	8.3%

Our service, body and parts business has continued to improve in the first quarter of 2011. We saw a steady increase in our customer pay business as we continued to focus on retaining customers through competitively-priced routine maintenance offerings and increased marketing efforts.

The improvement in same store warranty sales was primarily driven by import and luxury brand work, which increased 6.6% on a same store basis in the three months ended March 31, 2011 compared to the same period in 2010. As Toyota had significant recall warranty work in 2010, this increase is partially offset by a decrease in Toyota warranty claims. Domestic brand warranty work continues to be negatively impacted by the decline in units in operation associated with the lower Seasonally Adjusted Annual Rate (“SAAR”) levels in 2008 and 2009 and increased vehicle reliability. Domestic brand warranty work declined 1.7% in the three-month period ended March 31, 2011 compared to the same period in 2010.

We continue to grow our wholesale parts and body shop sales in 2011. These businesses represent 28.5% of our service, body and parts business and have grown 14.7% on a same store basis in the three months ended March 31, 2011 compared to the same period in 2010. We have implemented initiatives in our wholesale parts business to aggressively pursue revenue increases. As both wholesale parts and body shop margins are lower than service work, we expect gross margins may continue to decline as these areas of the business comprise a larger portion of the total.

Gross Profit

Gross profit increased $19.0 million in the three-month period ended March 31, 2011 compared to the same period in 2010 due to increases in total revenues, offset by a decrease in our overall gross profit margin. Our gross profit margin by business line was as follows:

			Basis
	Three Months Ended March 31,		Point Change*
	2011	2010
New vehicle	7.5%	8.5%	(100	) bp
Used vehicle retail	14.7	13.7	100
Used vehicle wholesale	1.4	1.6	(20)
Finance and insurance	100.0	100.0	0
Service, body and parts	48.5	48.8	(30)
Overall	17.4%	18.7%	(130)

*	One basis point is equal to 1/100th of one percent.

Our overall gross profit margin decreased primarily due to a mix shift as we sold a greater number of new vehicles, which have lower margins than our other businesses. New vehicle margins were negatively impacted during the first quarter of 2011 by changes in manufacturer incentive programs, which resulted in higher cost of sales. Offsetting this effect was an increase in used vehicle retail sales gross profit margins, which resulted from the increased sales of lower-price, higher-margin older vehicles. We believe our “single-point” strategy of maintaining franchise exclusivity within the market we serve protects profitability and allows us to minimize impacts and strive to maintain margin levels.

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

Asset impairments recorded as a component of continuing operations consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Long-lived assets	$382	$1,491

In the first quarter of 2011, we recorded an impairment charge associated with one of our operating locations. As the expected future use of this facility had changed, the long-lived assets were tested for recoverability. As a result, we determined the carrying value exceeded the fair value of the property and an asset impairment charge of $0.4 million was recorded.

In the first quarter of 2010, due to changes in specific facts and circumstances on three properties held for future development, we tested these long-lived assets for recoverability and determined the carrying values exceeded the fair values of the properties. As a result, an asset impairment charge of $1.5 million was recorded.

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

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Personnel	$50,891	$43,781	$7,110	16.2%
Advertising	5,897	5,841	56	1.0
Rent	3,573	3,899	(326)	(8.4)
Facility costs	6,821	6,175	646	10.5
Other	12,559	11,343	1,216	10.7

Total SG&A	$79,741	$71,039	$8,702	12.2%

SG&A expense increased $8.7 million in the three months ended March 31, 2011 compared to the same period in 2010, primarily due to increased sales volumes resulting in increased variable costs, offset by a continued focus to reduce or maintain fixed costs. Reflecting the leverage gained in our cost structure as volumes grow, SG&A as a percentage of gross profit was 76.0% compared to 82.7%, respectively, for the three months ended March 31, 2011 and 2010.

We also measure the leverage of our cost structure by evaluating throughput, which is calculated as the incremental percentage of gross profit retained after subtracting SG&A expense. For the three months ended March 31, 2011 and 2010, our incremental throughput was 54.3% and 64.0%, respectively.

As sales volume increases and we gain leverage in our cost structure, we anticipate achieving metrics of SG&A as a percentage of gross profit in the low 70% range and incremental throughput between 50% and 55%.

Depreciation and Amortization

Depreciation is comprised of depreciation expense related to buildings, significant remodels or betterments, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended March 31,			%
(Dollars in thousands)	2011	2010	Decrease	Decrease
Depreciation and amortization	$4,193	$4,749	$(556)	(11.7)%

Depreciation and amortization decreased $0.6 million in the three-month period ended March 31, 2011 compared to the same period of 2010 due primarily to the sale of vacant facilities in the last half of 2010 and first quarter of 2011.

Operating Income

Operating income in the three-month period ended March 31, 2011 was 3.4% of revenue compared to 1.9% in the comparable period of 2010. This improvement was primarily due to improved sales and continued cost control.

Floorplan Interest Expense and Floorplan Assistance

Floorplan interest expense decreased $0.2 million in the three-month period ended March 31, 2011 compared to the same period of 2010. An increase of $0.3 million resulted from changes in the average outstanding balances of our floorplan facilities. Changes in the average interest rates on our floorplan facilities decreased the expense $0.3 million and changes related to our interest rate swaps resulted in a decrease of $0.2 million.

Floorplan assistance is provided by manufacturers to support store financing of new vehicle inventory. Under accounting standards, floorplan assistance is recorded as a component of new vehicle gross profit when the specific vehicle is sold. However, as manufacturers provide this assistance to offset inventory carrying costs, we believe a comparison of floorplan interest expense to floorplan assistance may be used to evaluate the efficiency of our new vehicle sales relative to stocking levels. The following tables detail the carrying costs for new vehicles and include new and program vehicle floorplan interest net of floorplan assistance earned.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Floorplan interest expense (new vehicles)	$2,563	$2,751	$(188)	(6.8)%
Floorplan assistance (included as an offset to cost of sales)	(2,920)	(2,127)	793	37.3

Net new vehicle carrying costs	$(357)	$624	$(981)	(157.2)%

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle credit facility.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Mortgage interest	$2,925	$3,432	$(507)	(14.8)%
Other interest	395	156	239	153.2
Capitalized interest	(16)	—	16	—

Total other interest expense	$3,304	$3,588	$(284)	(7.9)%

For the three months ended March 31, 2011, other interest expense decreased $0.3 million, primarily due to a decrease in outstanding real estate mortgages offset by an increase in interest on our working capital, acquisition and used vehicle credit facility due to a higher volume of borrowing compared to the same period in 2010.

Income Tax Expense

Our effective income tax rate was 41.3% for the three-month period ended March 31, 2011, compared to 38.7% in the comparable period of 2010. This increase in the effective income tax rate was related to a tax shortfall associated with our stock-based compensation. A tax shortfall occurs when the tax benefit recorded for stock-based compensation expense determined at the time of issuance is larger than the actual benefit received upon exercise of the option. Additional tax expense of $0.2 million was recorded related to the tax shortfall for the three-month period ended March 31, 2011. For the full year 2011, we anticipate our income tax rate to be approximately 40.3%.

Pro Forma Reconciliations

We believe each of the non-GAAP financial measures below improves the transparency of our disclosures, provides a meaningful presentation of our results from the core business operations excluding adjustments for items not related to our ongoing core business operations or other non-cash adjustments, and improves the period-to-period comparability of our results from the core business operations. These presentations are not intended to provide selling, general and administrative expense, income from operations, income from continuing operations before income taxes, income from continuing operations or diluted income per share from continuing operations in accordance with GAAP and should not be considered an alternative to GAAP measures.

The following table reconciles certain reported GAAP amounts per the Consolidated Statements of Operations to the comparable non-GAAP amounts (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Selling, general and administrative expense
As reported	$79,741	$71,039
Impairments and disposal gain	—	367
Reserve adjustments	—	(258)

Adjusted	$79,741	$71,148

SG&A as a % of gross profit
As reported	76.0%	82.7%
Adjusted	76.0	82.8

Income from operations
As reported	$20,618	$8,626
Impairments and disposal gain	382	1,190
Reserve adjustments	—	258

Adjusted	$21,000	$10,074

Operating profit
As reported	3.4%	1.9%
Adjusted	3.5	2.2

Income from continuing operations before income taxes
As reported	$14,828	$2,355
Impairments and disposal gain	382	1,190
Reserve adjustments	—	258

Adjusted	$15,210	$3,803

Pre-tax margin
As reported	2.5%	0.5%
Adjusted	2.5	0.8

Income from continuing operations
As reported	$8,705	$1,443
Impairments and disposal gain	229	732
Reserve adjustments	—	164
Stock-based compensation tax shortfall	186	—

Adjusted	$9,120	$2,339

Diluted income per share from continuing operations
As reported	$0.33	$0.06
Impairments and disposal gain	0.01	0.03
Reserve adjustments	—	—
Stock-based compensation tax shortfall	—	—

Adjusted	$0.34	$0.09

Liquidity and Capital Resources

We manage our liquidity and capital resources to be able to fund future capital expenditures, working capital requirements and contractual obligations. Additionally, we use capital resources to fund cash dividend payments, share repurchases and acquisitions.

Available Sources

We have relied primarily upon internally generated cash flows from operations, borrowings under our credit agreements, financing of real estate and the proceeds from equity and debt offerings to finance operations and expansion. Based on these factors and our normal operational cash flow, we believe we have sufficient availability to accommodate both our short- and long-term capital needs.

Below is a summary and discussion of our available funds:

	As of March 31,	As of December 31,	Increase	Increase
	2011	2010	(Decrease)	(Decrease)
Cash and cash equivalents	$13,118	$9,306	$3,812	41.0%
Available credit on the Credit Facility	37,549	23,332	14,217	60.9
Unfinanced new vehicles	52,228	65,601	(13,373)	(20.4)

Total available funds	$102,895	$98,239	$4,656	4.7%

Historically, we have raised capital through the sale of assets, sale of stores, issuance of stock and the issuance of debt. We may strategically use excess cash to reduce the amount of debt outstanding when appropriate. During the three months ended March 31, 2011, we used proceeds from the sale of assets to repay outstanding debt, resulting in a net cash usage of $8.8 million. During the three months ended March 31, 2010, we generated $14.0 million through the sale of assets and stores and the issuance of long-term debt, net of debt repayment.

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

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt:

	Outstanding as of March 31, 2011	Remaining Available as of March 31, 2011
New and program floorplan notes payable	$300,166	$—	(1)(2)
Credit facility	31,000	37,549	(3)(4)
Real estate mortgages	220,856	—
Other debt	8,245	—

Total debt	$560,267	$37,549

(1)	Certain new and program floorplan lines have maximum availability limits. Depending on the provider, these limits are applied in the aggregate, individually or on a unit basis.
(2)	We had approximately $52.2 million in unfloored new vehicles at March 31, 2011.
(3)	Reduced by $2.2 million for outstanding letters of credit.
(4)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.

New and Program Vehicle Floorplan Lines

Ally Bank, Mercedes-Benz Financial Services USA, LLC, Toyota Financial Services, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC provide new vehicle floorplan financing for their respective brands. Ally Bank serves as the primary lenders for all other brands. The new and program vehicle lines are secured by new and program vehicle inventory of the stores financed by that lender. The weighted average interest rate associated with our new and program vehicle lines, excluding the effects of our interest rate swaps, was 3.2% at March 31, 2011.

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

To improve the visibility of cash flows related to vehicle financing, which is a core part of our business, the non-GAAP financial measures below demonstrate cash flows assuming all floorplan notes payable are included as an operating activity. We believe that this non-GAAP financial measure improves the transparency of our disclosure by considering all cash flows to finance our inventory.

	For the three months ended March 31,
(In thousands)	2011	2010
Cash flow from (used in) operations
As Reported	$(11,240)	$(10,409)
Change in floorplan notes payable: non-trade	39,262	20,615

Adjusted	$28,022	$10,206

Cash flow from (used in) financing
As Reported	$15,313	$7,278
Change in floorplan notes payable: non-trade	(39,262)	(20,615)

Adjusted	$(23,949)	$(13,337)

Working Capital, Acquisition and Used Vehicle Credit Facility

We have a $75 million Credit Facility with U.S. Bank National Association, which expires June 30, 2013. As of March 31, 2011, approximately $37.5 million was available on the Credit Facility. We believe the Credit Facility continues to be an attractive source of financing given the current cost and availability of credit alternatives. The interest rate on the Credit Facility is the one-month LIBOR plus 2.35%, which totaled 2.59% at March 31, 2011.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate and leasehold improvements. Interest rates related to this debt ranged from 2.06% to 7.55% at March 31, 2011. The mortgages are payable in various installments through October 2029 with no significant maturities until 2013.

Our other debt includes various notes, capital leases and obligations assumed as a result of acquisitions and other agreements and have interest rates that ranged from 3.5% to 10.0% at March 31, 2011.

Debt Covenants

We are subject to certain financial and restrictive covenants for all of our debt agreements. The covenants restrict us from incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Debt Covenant Ratio	Requirement	As of March 31, 2011

Minimum tangible net worth	Not less than $200 million	$275.7 million
Vehicle equity	Not less than $65 million	$185.7 million
Fixed charge coverage ratio	Not less than 1.20 to 1	1.83 to 1
Liabilities to tangible net worth ratio	Not more than 4.00 to 1	2.51 to 1

Accordingly, we were in compliance with the financial covenants in our Credit Facility and other debt agreements as of March 31, 2011.

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

Inventories

We calculate days supply based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. As of March 31, 2011, our new vehicle days supply was 61 days, or eight days lower than our days supply level as of March 31, 2010. This decrease compared to 2010 was a result of increased new vehicle sales levels. Our days supply of used vehicles was 47 days as of March 31, 2011. This is the same level as March 31, 2010. We have continued to focus on managing and maintaining an appropriate level of used vehicle inventory.

Capital Expenditures

Capital expenditures were $2.3 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively. The increase in capital expenditures in the first quarter of 2011 compared to the same period of 2010 was related to improvements at certain of our store facilities, replacement of equipment and construction of a new headquarters building.

We anticipate approximately $28.0 million in capital expenditures for all of 2011. Of those amount $26.0 million is associated with improvements to certain store facilities, replacement of equipment and construction of a new headquarters building. The remaining anticipated amount of $2.0 million is for the remodel of facilities acquired from the Don Rasmussen Group in April 2011.

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

Dividends

Our Board of Directors approved a dividend of $0.07 per share on our Class A and Class B common stock related to our first quarter 2011 financial results. The dividend will total approximately $1.8 million and will be paid on May 25, 2011 to shareholders of record on May 11, 2011.

Share Repurchase Program

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through March 31, 2011, we have purchased a total of 583,224 shares under this program, 2,600 of which were purchased during 2011 at an average price of $13.52 per share. At March 31, 2011, 416,776 shares remained available for purchase pursuant to this program. We may continue to purchase shares from time to time in the future as conditions warrant.

Critical Accounting Policies and Use of Estimates

Beginning in March 2011, we offer a deferred compensation plan (the “Plan”) to provide certain employees the ability to accumulate assets for retirement on a tax deferred basis. Participants are allowed to defer a portion of their compensation and are 100% vested in their respective deferrals and earnings. We may also make discretionary contributions the Plan. The vesting terms of the discretionary contribution are determined at the time of contribution. Participants receive a guaranteed return on vested deferrals and earnings. We retain discretion to set the guaranteed rate each year. We also have existing deferred compensation plans for our Board of Directors and selected executives.

In March 2011, we made a discretionary contribution of $1.3 million. The vesting term ranges between one and seven years, based on the employee’s position. Participants will receive a guaranteed return of 6% in 2011. As of March 31, 2011, the balance due to participants was $388,000 and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

With the addition of the above, we reaffirm our critical accounting policies and use of estimates as described in our 2010 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 7, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2010 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 7, 2011.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Adverse conditions resulting from the natural disaster in Japan may negatively impact our business, results of operations, financial condition and cash flows.

In March 2011, an earthquake, tsunami and subsequent nuclear crisis in Japan impacted automotive manufacturers and automotive suppliers. These events damaged facilities, reduced production of vehicles and parts and destroyed inventory in Japan. Many Japanese manufacturers and suppliers were forced to halt production as they reconfigured production logistics. Many plants in Japan continue to be inoperable and certain plants, which have restarted operations, are running at limited capacity. These events caused a global disruption to the supply of vehicles and automotive parts.

We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. In the event that manufacturers are unable to supply the needed level of vehicles, our financial performance may be adversely impacted. We expect new vehicle supply to be constrained in the second and third quarters of 2011, although the impact of this constraint remains unknown. As of March 31, 2011, and December 31, 2010 we had $338.2 million and $305.7 million, respectively, in a new vehicle inventory. We had $22.3 million and $22.2 million in parts and accessories inventory as of March 31, 2011 and December 31, 2010, respectively.

A lack of new vehicle supply may increase demand for late model used vehicles. In 2009 and 2010, production and sales in North America were reduced by the recessionary environment. As a result, used vehicle supply may be constrained resulting in increased supply pressures and limited availability. Our used vehicle sales volume could be adversely impacted if we are unable to maintain a supply of vehicles or if we are unable to obtain makes and models desired by our customers. As of March 31, 2011, and December 31, 2011, we had $96.4 million and $87.3 million, respectively, in used and program vehicle inventory.

With the addition of the above, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 7, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the first quarter of 2011:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 to January 31	—	$—	580,624	419,376
February 1 to February 28	—	—	580,624	419,376
March 1 to March 31	2,600	13.52	583,224	416,776

Total	2,600	13.52	583,224	416,776

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

Date: April 29, 2011	LITHIA MOTORS, INC.

	By:	/s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ John F. North III
John F. North III
Vice President and
Corporate Controller
(Principal Accounting Officer)