Form 10-Q
period 2011-06-30
LITHIA MOTORS INC
filed 2011-07-29
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	22,752,962
Class B common stock without par value	3,762,231
(Class)	(Outstanding at July 29, 2011)

LITHIA MOTORS, INC.

FORM 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2011	December 31, 2010

Assets
Current Assets:
Cash and cash equivalents	$11,738	$9,306
Accounts receivable, net of allowance for doubtful accounts of $195 and $190	88,793	75,011
Inventories, net	497,530	415,228
Deferred income taxes	3,641	2,937
Other current assets	5,473	6,062

Total Current Assets	607,175	508,544
Property and equipment, net of accumulated depreciation of $96,800 and $93,745	366,414	362,433
Goodwill	18,288	6,186
Franchise value	59,015	45,193
Deferred income taxes	36,501	39,524
Other non-current assets	13,808	9,796

Total Assets	$1,101,201	$971,676

Liabilities and Stockholders’ Equity
Current Liabilities:
Floorplan notes payable	$104,215	$84,775
Floorplan notes payable: non-trade	232,271	166,482
Current maturities of long-term debt	10,986	12,081
Trade payables	29,110	23,747
Accrued liabilities	68,126	58,784

Total Current Liabilities	444,708	345,869
Long-term debt, less current maturities	275,183	268,693
Deferred revenue	22,441	20,158
Other long-term liabilities	15,033	16,739

Total Liabilities	757,365	651,459
Stockholders’ Equity:
Preferred stock—no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock—no par value; authorized 100,000 shares; issued and outstanding 22,700 and 22,523	287,896	284,807
Class B common stock—no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	10,632	10,972
Accumulated other comprehensive loss	(4,363)	(4,869)
Retained earnings	49,203	28,839

Total Stockholders’ Equity	343,836	320,217

Total Liabilities and Stockholders’ Equity	$1,101,201	$971,676

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues:
New vehicle	$357,638	$266,760	$666,830	$480,351
Used vehicle retail	180,039	145,786	339,608	280,781
Used vehicle wholesale	29,701	25,501	59,974	48,894
Finance and insurance	21,371	16,158	41,123	30,689
Service, body and parts	83,128	71,247	159,031	139,319
Fleet and other	17,191	4,700	20,333	5,500

Total revenues	689,068	530,152	1,286,899	985,534
Cost of sales:
New vehicle	329,156	244,826	615,291	440,212
Used vehicle retail	152,497	124,697	288,610	241,195
Used vehicle wholesale	29,429	25,196	59,296	48,224
Service, body and parts	42,343	36,214	81,427	71,051
Fleet and other	15,907	4,257	18,502	4,708

Total cost of sales	569,332	435,190	1,063,126	805,390

Gross profit	119,736	94,962	223,773	180,144
Asset impairment	490	13,260	872	14,751
Selling, general and administrative	84,955	74,155	164,140	144,572
Depreciation and amortization	4,303	4,392	8,485	9,131

Operating income	29,988	3,155	50,276	11,690
Floorplan interest expense	(3,434)	(2,535)	(5,964)	(5,251)
Other interest expense	(3,020)	(3,529)	(6,321)	(7,116)
Other income, net	171	214	249	281

Income (loss) from continuing operations before income taxes	23,705	(2,695)	38,240	(396)
Income tax (provision) benefit	(8,875)	1,132	(14,882)	242

Income (loss) from continuing operations, net of income tax	14,830	(1,563)	23,358	(154)
Income (loss) from discontinued operations, net of income tax	(4)	(156)	173	(298)

Net income (loss)	$14,826	$(1,719)	$23,531	$(452)

Basic income (loss) per share from continuing operations	$0.56	$(0.06)	$0.89	$(0.01)
Basic income (loss) per share from discontinued operations	—	(0.01)	—	(0.01)

Basic net income (loss) per share	$0.56	$(0.07)	$0.89	$(0.02)

Shares used in basic per share calculations	26,437	26,014	26,389	25,955

Diluted income (loss) per share from continuing operations	$0.55	$(0.06)	$0.87	$(0.01)
Diluted income (loss) per share from discontinued operations	—	(0.01)	0.01	(0.01)

Diluted net income (loss) per share	$0.55	$(0.07)	$0.88	$(0.02)

Shares used in diluted per share calculations	26,860	26,014	26,779	25,955

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flow

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$23,531	$(452)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Asset impairments	872	14,751
Depreciation and amortization	8,485	9,131
Depreciation and amortization within discontinued operations	21	28
Stock-based compensation	1,034	948
Gain on disposal of other assets	(190)	(201)
Loss from disposal activities within discontinued operations	53	294
Deferred income taxes	2,060	(4,784)
Excess tax benefit from share-based payment arrangements	(278)	—
(Increase) decrease, net of effects from acquisitions and divestitures:
Trade receivables, net	(6,579)	(9,430)
Inventories	(60,498)	(30,104)
Other current assets	(461)	1,350
Other non-current assets	(884)	(870)
Increase (decrease), net of effects from acquisitions and divestitures:
Floorplan notes payable	1,744	3,249
Trade payables	4,679	7,655
Accrued liabilities	7,757	2,106
Other long-term liabilities and deferred revenue	1,418	50

Net cash used in operating activities	(17,236)	(6,279)
Cash flows from investing activities:
Principal payments received on notes receivable	72	38
Capital expenditures	(7,855)	(1,882)
Proceeds from sales of assets	11,358	2,562
Payments for life insurance policies	(1,001)	—
Cash paid for acquisitions, net of cash acquired	(53,302)	(491)
Proceeds from sales of stores	412	941

Net cash provided by (used in) investing activities	(50,316)	1,168
Cash flows from financing activities:
Net borrowings on floorplan notes payable: non-trade	65,789	23,854
Borrowings on line of credit	34,000	—
Repayments on lines of credit	(9,000)	(24,000)
Principal payments on long-term debt, scheduled	(4,405)	(2,678)
Principal payments on long-term debt and capital leases, other	(21,865)	(14,099)
Proceeds from issuance of long-term debt	6,664	24,815
Proceeds from issuance of common stock	1,833	1,138
Repurchase of common stock	(142)	(16)
Excess tax benefit from share-based payment arrangements	278	—
Dividends paid	(3,168)	(1,300)

Net cash provided by financing activities	69,984	7,714

Increase in cash and cash equivalents	2,432	2,603
Cash and cash equivalents at beginning of period	9,306	12,776

Cash and cash equivalents at end of period	$11,738	$15,379

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,276	$12,539
Cash paid during the period for income taxes, net	9,788	2,878

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed consolidated financial statements contain unaudited information as of June 30, 2011 and for the three- and six-month periods ended June 30, 2011 and 2010. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2010 audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2010 is derived from our 2010 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

These reclassifications had no impact on previously reported net income.

Note 2. Concentrations of Risk and Uncertainties Regarding Manufacturers

We purchase substantially all of our new vehicles and inventory from various manufacturers at the prevailing prices charged by automotive manufacturers to all franchised dealers. Our overall sales could be impacted by the automotive manufacturers’ inability or unwillingness to supply our dealerships with an adequate supply of popular models.

In March 2011, an earthquake, tsunami and subsequent nuclear crisis in Japan impacted automotive manufacturers and automotive suppliers. These events damaged facilities, reduced production of vehicles and parts and destroyed inventory in Japan. Many Japanese manufacturers and suppliers were forced to halt production as they reconfigured production logistics. Many plants in Japan were inoperable for a period of time and certain plants continue to run at limited capacity. These events caused a global disruption to the supply of vehicles and automotive parts. As a result, new vehicle sales volumes were impacted in the second quarter of 2011. Vehicle production levels for these automotive manufacturers are expected to improve during the third quarter of 2011. Despite this improvement, inventory levels may not return to normal until late 2011 or early 2012. We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. In the event that manufacturers are unable to supply the needed level of vehicles, our financial performance may be adversely impacted. As of June 30, 2011 and December 31, 2010, we had $358.3 million and $305.7 million, respectively, in new vehicle inventory. We had $24.0 million and $22.2 million in parts and accessories inventory as of June 30, 2011 and December 31, 2010, respectively.

A lack of new vehicle supply may increase demand for late-model used vehicles. In 2009 and 2010, vehicle production and sales in North America were reduced by the recessionary environment. As a result, used vehicle supply, especially late-model vehicles, may be constrained, resulting in increased supply pressures and limited availability. Our used vehicle sales volume could be adversely impacted if we are unable to maintain an adequate supply of vehicles or if we are unable to obtain the makes and models desired by our customers. As of June 30, 2011, and December 31, 2010, we had $115.2 million and $87.3 million, respectively, in used and program vehicle inventory.

In 2010, Toyota announced vehicle recalls for possible accelerator pedal sticking issues and also halted the sale of eight models of vehicles until potentially defective parts were replaced, both of which reduced sales at our Toyota stores and adversely affected the manufacturer’s reputation for quality. The long-term effects that these recalls and safety issues will have on the Toyota brands are uncertain. We depend on our manufacturers to deliver high-quality, defect-free vehicles. In the event that manufacturers, including Toyota, experience future quality issues, our financial performance may be adversely impacted.

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. Our sales volume could be materially impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles. Our Chrysler, General Motors (“GM”) and Ford (collectively, the “Domestic Manufacturers”) stores represented approximately 30%, 18% and 6% of our new vehicle sales for the six months ended June 30, 2011, respectively, and approximately 30%, 17% and 6% for all of 2010, respectively.

We receive incentives and rebates from our manufacturers, including cash allowances, financing programs, discounts, holdbacks and other incentives. These incentives are recorded as receivables on our Consolidated Balance Sheets until payment is received. Our financial condition could be materially impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives and rebates at substantially similar terms, or to pay our outstanding receivables. Total receivables from Domestic Manufacturers were $10.8 million and $8.4 million as of June 30, 2011 and December 31, 2010, respectively.

We currently have relationships with a number of manufacturers, their affiliated finance companies or other finance companies, including Ally Bank, Mercedes-Benz Financial Services USA, LLC, Toyota Financial Services, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC. These companies provide new vehicle floorplan financing for their respective brands. Ally Bank serves as the primary lender for all other brands. Several of the companies also provide mortgage financing. At June 30, 2011, Ally Bank was the floorplan provider on approximately 67% of our total floorplan amount outstanding and the provider of approximately 32% of our outstanding mortgage financing. Certain of these companies have incurred significant losses and are operating under financial constraints. Other companies may incur losses in the future or undergo funding limitations. As a result, credit that has typically been extended to us by these companies may be modified with terms unacceptable to us or revoked entirely. If these events were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance the vehicles or real estate. Even if new financing were available, it may not be on terms acceptable to us.

We enter into Franchise Agreements with manufacturers. The Franchise Agreements generally limit the location of the dealership and provide the automotive manufacturer approval rights over changes in dealership management and ownership. The automotive manufacturers are also entitled to terminate the Franchise Agreements if the dealership is in material breach of the terms. Our ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional dealerships.

Note 3. Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. The cost of new and used vehicle inventories includes the cost of dealer installed accessories, reconditioning and transportation. Inventories consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
New vehicles	$358,275	$305,721
Used and program vehicles	115,186	87,349
Parts and accessories	24,069	22,158

	$497,530	$415,228

Note 4. Goodwill

The changes in the carrying amounts of goodwill are as follows (in thousands):

Goodwill
Balance as of December, 31, 2010, gross	$305,452
Accumulated impairment loss	(299,266)

Balance as of December 31, 2010, net	6,186
Increase in goodwill related to acquisitions	12,102

Balance as of June 30, 2011, net	$18,288

Note 5. Comprehensive Income (Loss)

Comprehensive income (loss) for the three- and six-month periods ended June 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income (loss)	$14,826	$(1,719)	$23,531	$(452)
Cash flow hedges:
Derivative gain (loss), net of tax effect of $35, $661, $(285) and $955, respectively	(56)	(1,076)	506	(1,554)

Total comprehensive income (loss)	$14,770	$(2,795)	$24,037	$(2,006)

Note 6. Commitments and Contingencies

Litigation

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of legal proceedings arising in the normal course of business or the proceedings described below will have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Text Messaging Claims

In April 2011, a third party vendor assisted us in promoting a targeted “0% financing on used vehicles” advertising campaign during a limited sale period. The marketing included sending a “Short Message Service” communication to cell phones (a “text message”) of our previous customers. The message was sent to over 50,000 cell phones in 14 states. The message indicated that the recipients could “Opt-Out” of receiving any further messages by replying “STOP,” but, due to a technical error, certain recipients who responded requesting to be unsubscribed nonetheless may have received a follow-on message.

On or about April 21, 2011, a Complaint for Damages, Injunctive and Declaratory Relief was filed against us (Kevin McClintic vs. Lithia Motors, 11-2-14632-4 SEA, Superior Court of the State of Washington for King County) alleging the text messaging activity violated State of Washington anti-texting and consumer protection laws and the federal Telephone Consumer Protection Act, and seeking statutory damages of $500 for each violation, trebled, plus injunctive relief and attorney fees. The suit seeks class action designation for all similarly situated entities and individuals. The suit has been removed to the United States District Court for the Western District of Washington at Seattle.

On or about July 5, 2011, a similar complaint was filed alleging substantially similar claims, also seeking class action designation (Dan McLaren vs. Lithia Motors, Civil # 11-810, United States District Court of Oregon, Portland Division).

We have entered into a settlement agreement with the plaintiffs, which is subject to court approval. Under this settlement agreement, we agreed to pay a total of $2.5 million, all of which such amounts will be reimbursed by the vendor pursuant to contractual indemnification. No assurances can be given that the court will approve the settlement.

Alaska Consumer Protection Act Claims

In December 2006, a suit was filed against us (Jackie Neese, et. al. vs. Lithia Chrysler Jeep of Anchorage, Inc, et al, Case No. 3AN-06-13341 CI and in April, 2007, a second case (Jackie Neese, et. al. vs. Lithia Chrysler Jeep of Anchorage, Inc, et al, Case No. 3AN-06-4815 CI) (now consolidated), in the Superior Court for the State of Alaska, Third Judicial District at Anchorage. In the suits, plaintiffs alleged that we, through our Alaska dealerships, engaged in three practices that purportedly violate Alaska consumer protection laws: (i) charging customers dealer fees and costs (including document preparation fees) not disclosed in the advertised price, (ii) failing to disclose the acquisition, mechanical and accident history of used vehicles or whether the vehicles were originally manufactured for sale in a foreign country, and (iii) engaging in deception, misrepresentation and fraud by providing to customers financing from third parties without disclosing that we receive a fee or discount for placing that loan (a “dealer reserve”). The suit seeks statutory damages of $500.00 for each violation (or three times plaintiff’s actual damages, whichever is greater), and attorney’s fees and costs and the plaintiffs sought class action certification. Before and during the pendency of these suits, we engaged in settlement discussions with the State of Alaska through its Office of Attorney General with respect to the first two practices enumerated above. As a result of those discussions, we entered into a Consent Judgment subject to court approval and permitted potential class members to “opt-out” of the proposed settlement. Counsel for the plaintiffs attempted to intervene and, after various motions, hearings and an appeal to the state Court of Appeals, the Consent Judgment became final.

Plaintiffs then filed a motion in November 2010 seeking certification of a class for (i) the 339 customers who “opted-out” of the state settlement, (ii) for those customers who did not qualify for recovery under the Consent Judgment but were allegedly eligible for recovery under the Plaintiffs’ broader interpretation of the applicable statutes and (iii) arguing that since the State’s suit against our dealerships did not address the loan fee/discount (dealer reserve) claim, for those customers who arranged their vehicle financing through us. On June 14, 2011, the District Court granted Plaintiffs’ motion to certify a class without addressing either the merits of the claims or the size of the class or classes. We intend to defend the claims vigorously and do not believe the novel “dealer reserve” claim has merit.

The ultimate resolution of these matters cannot be predicted with certainty, and an unfavorable resolution of the matter could have a material adverse effect on our results of operations, financial condition or cash flows.

Note 7. Earnings Per Share

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

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS from continuing operations for the three- and six-month periods ended June 30, 2011 and 2010 (in thousands, except per share amounts):

Three Months Ended June 30,	2011		2010
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income (loss) from continuing operations applicable to common stockholders	$12,720	$2,110	$(1,337)	$(226)
Distributed income applicable to common stockholders	(1,588)	(264)	(1,112)	(188)

Basic undistributed income (loss) from continuing operations applicable to common stockholders	$11,132	$1,846	$(2,449)	$(414)

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,675	3,762	22,252	3,762

Basic income (loss) per share from continuing operations applicable to common stockholders	$0.56	$0.56	$(0.06)	$(0.06)
Basic distributed income per share from continuing operations applicable to common stockholders	(0.07)	(0.07)	(0.05)	(0.05)

Basic undistributed income (loss) per share from continuing operations applicable to common stockholders	$0.49	$0.49	$(0.11)	$(0.11)

Three Months Ended June 30,	2011		2010
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$1,588	$264	$1,112	$188
Reallocation of earnings as a result of conversion of dilutive stock options	5	(5)	—	—
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	259	—	188	—

Diluted distributed income applicable to common stockholders	$1,852	$259	$1,300	$188

Undistributed income (loss) from continuing operations applicable to common stockholders	$11,132	$1,846	$(2,449)	$(414)
Reallocation of earnings as a result of conversion of dilutive stock options	28	(28)	—	—
Reallocation of undistributed income (loss) due to conversion of Class B to Class A	1,818	—	(414)	—

Diluted undistributed income (loss) from continuing operations applicable to common stockholders	$12,978	$1,818	$(2,863)	$(414)

Denominator:
Weighted average number of shares outstanding used to calculate basic income (loss) per share from continuing operations	22,675	3,762	22,252	3,762
Weighted average number of shares from stock options	423	—	—	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted income (loss) per share from continuing operations	26,860	3,762	26,014	3,762

Diluted income (loss) per share from continuing operations applicable to common stockholders	$0.55	$0.55	$(0.06)	$(0.06)
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.07)	(0.07)	(0.05)	(0.05)

Diluted undistributed income (loss) per share from continuing operations applicable to common stockholders	$0.48	$0.48	$(0.11)	$(0.11)

Three Months Ended June 30,	2011		2010
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	282	—	947	—

Six Months Ended June 30,	2011		2010
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income (loss) from continuing operations applicable to common stockholders	$20,028	$3,330	$(132)	$(22)
Distributed income applicable to common stockholders	(2,716)	(452)	(1,112)	(188)

Basic undistributed income (loss) from continuing operations applicable to common stockholders	$17,312	$2,878	$(1,244)	$(210)

Denominator:
Weighted average number of shares outstanding used to calculate basic income (loss) per share	22,627	3,762	22,193	3,762

Basic income (loss) per share from continuing operations applicable to common stockholders	$0.89	$0.89	$(0.01)	$(0.01)
Basic distributed income per share from continuing operations applicable to common stockholders	(0.12)	(0.12)	(0.05)	(0.05)

Basic undistributed income (loss) per share from continuing operations applicable to common stockholders	$0.77	$0.77	$(0.06)	$(0.06)

Six Months Ended June 30,	2011		2010
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$2,716	$452	$1,112	$188
Reallocation of earnings as a result of conversion of dilutive stock options	7	(7)	—	—
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	445	—	188	—

Diluted distributed income applicable to common stockholders	$3,168	$445	$1,300	$188

Undistributed income from continuing operations applicable to common stockholders	$17,312	$2,878	$(1,244)	$(210)
Reallocation of earnings as a result of conversion of dilutive stock options	42	(42)	—	—
Reallocation of undistributed income due to conversion of Class B to Class A	2,836	—	(210)	—

Diluted undistributed income from continuing operations applicable to common stockholders	$20,190	$2,836	$(1,454)	$(210)

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	22,627	3,762	22,193	3,762
Weighted average number of shares from stock options	390	—	—	—
Conversion of Class B to Class A common shares outstanding	3,762	—	3,762	—

Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,779	3,762	25,955	3,762

Diluted income (loss) per share from continuing operations applicable to common stockholders	$0.87	$0.87	$(0.01)	$(0.01)
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.12)	(0.12)	(0.05)	(0.05)

Diluted undistributed income (loss) per share from continuing operations applicable to common stockholders	$0.75	$0.75	$(0.06)	$(0.06)

Six Months Ended June 30,	2011		2010
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	334	—	900	—

Note 8. Asset Impairment Charges

Long-lived assets classified as held and used and definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. An estimate of future undiscounted net cash flows associated with the long-lived assets is used to determine if the carrying value of the assets is recoverable. An impairment charge is recorded if asset is determined to not be recoverable and the carrying value of the asset exceeds its fair value.

2011 Asset Impairments

In 2011, a triggering event was determined to have occurred associated with two properties due to changes in expected future use and additional market data. We evaluated the future undiscounted net cash flows for both properties and determined the carrying value was not recoverable. As a result, we recorded asset impairment charges for the three and six months ended June 30, 2011, of $0.5 million and $0.9 million, respectively, as a component of asset impairment charges on our Consolidated Statements of Operations.

2010 Asset Impairments

In the second quarter of 2010, we changed our strategy regarding our real estate held for development. Previously, we had contemplated disposition in the normal course of business under a highest and best use scenario allowing for a “market reasonable” marketing period. At that time, we adopted a strategy focused on a more immediate disposition to potential buyers meeting broader needs and characteristics. This strategy included engaging buyers with a different commercial retail use and allowed us to redeploy the invested capital to higher-growth potential opportunities within our business.

We experienced an increase in sales interest by prospective buyers; although offers were made at prices significantly lower than we anticipated. In certain cases, these offers were made at amounts that we considered to be significantly lower than the value of these properties from a long-term income approach at their highest and best use. Also, in some cases, the offers represented amounts less than current replacement cost. However, given the prospect of accepting these offers and effecting a quick sale, or alternatively continuing the capital investment in these non-operational properties for a longer period until we, or other market participants, could find a suitable operational use for these properties, we decided to accept certain offers and redeploy the capital elsewhere.

As a result of the above factors, we believe events and circumstances indicated the carrying amount of our non-operational assets were no longer recoverable at June 30, 2010, triggering an interim impairment test on the totality of our portfolio of such assets. In connection with the impairment test, we recorded an impairment of $13.3 million for the three-month period ended June 30, 2010, and $14.8 million in the six-month period ended June 30, 2010, as a component of asset impairment charges on our Consolidated Statements of Operations. See also Note 11.

Note 9. Stock-Based Compensation

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

In the second quarter of 2011, we issued RSUs covering 10,325 shares of our Class A common stock to members of our Board of Directors. All of these awards vest in approximately one year, on the date of the next annual shareholders’ meeting. We estimated compensation expense, based on a fair value methodology, of $170,000, which will be recognized over the vesting period. Of this amount, approximately $115,000 will be recognized in 2011.

Note 10. Deferred Compensation and Long-term Incentive Plan

Beginning in March 2011, we offered a deferred compensation and long-term incentive plan (the “Plan”) to provide certain employees the ability to accumulate assets for retirement on a tax deferred basis. Participants are allowed to defer a portion of their compensation and are 100% vested in their respective deferrals and earnings. We may also make discretionary contributions to the Plan. The vesting terms of the discretionary contribution are determined at the time of contribution. Participants receive a guaranteed return on vested deferrals and earnings. We retain discretion to set the guaranteed rate each year. We also have existing deferred compensation plans for our Board of Directors and selected executives.

In March 2011, we made a discretionary contribution of $1.3 million to the Plan. The vesting term ranges between one and seven years, based on the employee’s position. Participants will receive a guaranteed return of 6% in 2011. As of June 30, 2011, the balance due to participants was $684,000 and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

Note 11. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;

•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment spreads, credit risk, etc.; and

•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

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

We estimate the value of long-lived assets that are recorded at fair value based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset, adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers’ and brokers’ valuations are typically developed using one or more valuation techniques including market, income and replacement cost approaches. As these valuations contain unobservable inputs, we classified the measurement of fair value of long-lived assets as Level 3.

There were no changes to our valuation techniques during the six-month period ended June 30, 2011.

Assets and Liabilities Measured at Fair Value

Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at June 30, 2011	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$—	$(8,057)	$—

Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$—	$—	$1,500
Certain parcels of land	—	—	3,000

Total	$—	$—	$4,500

Fair Value at December 31, 2010	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$—	$(8,692)	$—

Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$—	$—	$23,400
Certain parcels of land	—	—	13,511

Total	$—	$—	$36,911

See Note 12 for more details regarding our derivative contracts.

Financial Assets and Liabilities Not Recorded at Fair Value

We had $95.9 million and $118.5 million of fixed interest rate debt outstanding as of June 30, 2011 and December 31, 2010, respectively. As of June 30, 2011, this debt had maturity dates between November 2011 and May 2031. We calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration, the fixed cash flows are discounted and summed to compute the fair value of the debt. Based on this analysis, we have determined that the fair value of this long-term fixed interest rate debt was approximately $106.8 million and $127.4 million at June 30, 2011 and December 31, 2010, respectively.

We believe the carrying value of our variable rate debt approximates fair value.

Note 12. Derivative Instruments

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

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value of these interest rate swaps in other comprehensive income (loss) rather than net income (loss) until the underlying hedged transaction affects net income (loss). If a swap is no longer accounted for as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive income (loss) is recognized in income (loss) as the forecasted transaction occurs. If the forecasted transaction is probable of not occurring, the gain or loss recorded in accumulated other comprehensive income (loss) is recognized in income (loss) immediately.

At June 30, 2011 and December 31, 2010, the net fair value of all of our agreements totaled a loss of $8.1 million and $8.7 million, respectively, which was recorded on our Consolidated Balance Sheets as a component of accrued liabilities and other long-term liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months was $3.3 million at June 30, 2011.

As of June 30, 2011, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

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

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at June 30, 2011 was 0.2% per annum, as reported in the Wall Street Journal.

The fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows:

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	June 30, 2011	Location in Balance Sheet	June 30, 2011
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$3,650
	Other non-current assets	—	Other long-term liabilities	4,407

		$—		$8,057

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2010	Location in Balance Sheet	December 31, 2010
Interest Rate Swap Contracts	Prepaid expenses and other	$—	Accrued liabilities	$2,862
	Other non-current assets	—	Other long-term liabilities	5,830

		$—		$8,692

The effect of derivative instruments on our Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2011 and 2010 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships Three Months Ended June 30, 2011	Amount of Gain/(Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swap Contracts	$(508)	Floorplan Interest expense	$(416)	Floorplan Interest expense	$(861)

Three Months Ended June 30, 2010
Interest Rate Swap Contracts	$(2,498)	Floorplan Interest expense	$(761)	Floorplan Interest expense	$(169)

Derivatives in Cash Flow Hedging Relationships Six Months Ended June 30, 2011	Amount of Gain/(Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Interest Rate Swap Contracts	$(119)	Floorplan Interest expense	$(910)	Floorplan Interest expense	$(1,273)

Six Months Ended June 30, 2010
Interest Rate Swap Contracts	$(4,032)	Floorplan Interest expense	$(1,523)	Floorplan Interest expense	$(487)

See also Note 11.

Note 13. Purchase Option

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

We estimate the fair value of the option at the end of each period using a discounted cash flow analysis, valuation inputs from independent third parties and the use of a Black-Scholes option valuation model. As of both June 30, 2011 and December 31, 2010, we had $0.6 million recorded as a liability in other long-term liabilities in our Consolidated Balance Sheets associated with this option.

Any changes in the fair value of the option are recorded each period as a component of selling, general and administrative expenses in our Consolidated Statements of Operations. No expense was recorded in the three- and six-month periods ended June 30, 2011 or June 30, 2010 associated with this option.

Note 14. Share Repurchase Program

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through June 30, 2011, we have purchased a total of 583,224 shares under this program, of which 2,600 were purchased in 2011 at an average price of $13.52 per share. As of June 30, 2011, 416,776 shares remained available for purchase pursuant to this program. We may continue to purchase shares from time to time in the future as conditions warrant.

Note 15. Acquisitions

On April 18, 2011, we acquired the inventory, equipment, real estate and intangible assets of, and assumed certain liabilities related to, Mercedes-Benz of Portland, Oregon, Mercedes Benz of Wilsonville, Oregon and Rasmussen BMW/MINI in Portland, Oregon from the Don Rasmussen Group. This acquisition contributed revenues of $36.2 million for the three-month period ended June 30, 2011.

The following unaudited proforma summary presents consolidated information as if the acquisition had occurred on January 1, 2010 (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$696,557	$570,098	$1,328,029	$1,059,792
Income (loss) from continuing operations, net of tax	15,090	(1,449)	24,793	50
Basic income (loss) per share from continuing operations, net of tax	0.57	(0.06)	0.94	—
Diluted income (loss) per share from continuing operations, net of tax	0.56	(0.06)	0.93	—

These amounts have been calculated by estimating and applying our accounting policies. The results of these stores have been adjusted to reflect depreciation on a straight-line basis over our expected lives for property, plant and equipment; accounting for inventory on a specific identification method and recognition of interest expense for real estate financing related to stores where we purchased the facility.

The following table summarizes the consideration paid for the acquisition of Mercedes-Benz of Portland, Oregon, Mercedes Benz of Wilsonville, Oregon and Rasmussen BMW/MINI in Portland, Oregon and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration
Cash paid	$53,302
Floorplan financing assumed	18,553

$71,855

Assets Acquired and Liabilities Assumed
Inventories	$28,033
Franchise value	13,822
Property, plant and equipment	17,217
Real estate lease reserves	325
Other assets	1,445
Reserves assumed	(663)
Other liabilities	(426)

$59,753

Goodwill	$12,102

We account for franchise value as an indefinite-lived intangible asset. We expect the full amount of the goodwill recognized to be deductible for tax purposes. We did not have any material acquisition related expenses in the three or six months ended June 30, 2011.

In 2010, we completed two acquisitions. We acquired the inventory, equipment, intangible assets and certain reserves related to Honda of Bend and agreed to the transfer of Chevrolet and Cadillac brands from Bob Thomas Chevrolet Cadillac, both located in Bend, Oregon in July 2010. In August 2010, we acquired the inventory, equipment, real estate, intangible assets and certain reserves related to Toyota of Billings from Prestige Toyota, located in Billings, Montana. The results of operations of these two acquisitions are included in our consolidated financial statements from the date of acquisition and pro forma results of operations are not materially different from actual results of operations.

Note 16. Discontinued Operations

We classify a store as discontinued operations if the location has been sold, we have ceased operations at that location or if management has committed to a plan to dispose of the store. Additionally, the store must meet the criteria as required by U.S. generally accepted accounting standards:

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

In June 2011, we classified the operating results of Concord Chrysler Jeep Dodge, which was sold, as discontinued operations.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue	$3,560	$5,794	$8,726	$13,789

Pre-tax gain (loss) from discontinued operations	$38	$15	$331	$(203)
Loss on disposal activities	(53)	(277)	(53)	(294)

	(15)	(262)	278	(497)
Income tax benefit (expense)	11	106	(105)	199

Income (loss) from discontinued operations, net of income tax benefit (expense)	$(4)	$(156)	$173	$(298)

Cash generated from disposal activities	$412	$520	$412	$941

Floorplan debt paid in connection with disposal activities	$—	$2,134	$—	$2,134

The loss on disposal activities included the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Property, plant and equipment	$—	$(199)	$—	$(210)
Other	(53)	(78)	(53)	(84)

	$(53)	$(277)	$(53)	$(294)

Note 17. Dividends

During 2011, we paid dividends of $0.05 per share on our Class A and Class B common stock, or a total of $1.3 million, related to our fourth quarter 2010 financial results and of $0.07 per share, or a total of $1.9 million, related to our first quarter 2011 financial results. See Note 19 for a discussion of dividends declared and paid related to our second quarter of 2011 financial results.

Note 18. Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which eliminates the current option of reporting other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Upon adoption of ASU 2011-05, comprehensive income will either be reported in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Since ASU 2011-05 just relates to presentation of comprehensive income, we do not believe our adoption of ASU 2011-05 in the first quarter of 2012 will have any impact on our financial position, results of operations or cash flows.

Note 19. Subsequent Events

Common Stock Dividend

On July 27, 2011, we announced that our Board of Directors approved a dividend of $0.07 per share on our Class A and Class B common stock related to our second quarter 2011 financial results. The dividend will total approximately $1.9 million and will be paid on August 25, 2011 to shareholders of record on August 11, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors

Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Part II—Other Information, Item 1A. in this Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the SEC.

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

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of July 29, 2011, we offered 27 brands of new vehicles and all brands of used vehicles in 86 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks and replacement parts; provide vehicle maintenance, warranty, paint and repair services and arrange related financing, service contracts, protection products and credit insurance.

We believe that the fragmented nature of the automotive dealership sector provides us with the opportunity to achieve growth through consolidation. We seek exclusive franchises for acquisition, where we are the only representative of the brand within a market. We have completed over 100 acquisitions since our initial public offering in 1996. Our acquisition strategy has been to acquire underperforming dealerships and, through the application of our centralized operating structure, leverage costs and improve store profitability. We believe the current economic environment provides us with attractive acquisition opportunities.

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

We believe our cost structure is aligned with current industry sales levels. Through initiatives started in the second quarter of 2008, we have successfully established a cost structure which can be leveraged as vehicle sales levels improve. As we focus on maintaining discipline in controlling costs, we target retaining, on a pre-tax basis, 50% to 55% of each incremental gross profit dollar after deducting selling, general and administrative (“SG&A”) expense.

Results of Continuing Operations

For the three months ended June 30, 2011 and 2010, we reported income (loss) from continuing operations, net of tax, of $14.8 million, or $0.55 per diluted share, and $(1.6) million, or $(0.06) per diluted share, respectively.

For the six months ended June 30, 2011 and 2010, we reported income (loss) from continuing operations, net of tax, of $23.4 million, or $0.87 per diluted share, and $(0.2) million, or $(0.01) per diluted share, respectively.

Discontinued Operations

Results for sold or closed stores qualifying for reclassification under the applicable accounting guidance are presented as discontinued operations in our Consolidated Statements of Operations. As a result, our results from continuing operations are presented on a comparable basis for all periods.

The income (loss) from discontinued operations for the three months ended June 30, 2011 and 2010 totaled $(4,000) and $(156,000), respectively, and for the six months ended June 30, 2011 and 2010 totaled $173,000 and $(298,000), respectively. See Note 16 of the Condensed Notes to Consolidated Financial Statements for additional information.

Key Performance Metrics

Certain key performance metrics for revenue and gross profit were as follows for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

Three months ended June 30, 2011	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$357,638	51.9%	$28,482	8.0%	23.8%
Used vehicle retail	180,039	26.1	27,542	15.3	23.0
Used vehicle wholesale	29,701	4.3	272	0.9	0.2
Finance and insurance(1)	21,371	3.1	21,371	100.0	17.8
Service, body and parts	83,128	12.1	40,785	49.1	34.1
Fleet and other	17,191	2.5	1,284	7.5	1.1

	$689,068	100.0%	$119,736	17.4%	100.0%

Three months ended June 30, 2010	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$266,760	50.3%	$21,934	8.2%	23.1%
Used vehicle retail	145,786	27.5	21,089	14.5	22.2
Used vehicle wholesale	25,501	4.8	305	1.2	0.3
Finance and insurance(1)	16,158	3.1	16,158	100.0	17.0
Service, body and parts	71,247	13.4	35,033	49.2	36.9
Fleet and other	4,700	0.9	443	9.4	0.5

	$530,152	100.0%	$94,962	17.9%	100.0%

Six months ended June 30, 2011	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$666,830	51.8%	$51,539	7.7%	23.0%
Used vehicle retail	339,608	26.4	50,998	15.0	22.8
Used vehicle wholesale	59,974	4.6	678	1.1	0.3
Finance and insurance(1)	41,123	3.2	41,123	100.0	18.4
Service, body and parts	159,031	12.4	77,604	48.8	34.7
Fleet and other	20,333	1.6	1,831	9.0	0.8

	$1,286,899	100.0%	$223,773	17.4%	100.0%

Six months ended June , 2010	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$480,351	48.7%	$40,139	8.4%	22.3%
Used vehicle retail	280,781	28.5	39,586	14.1	22.0
Used vehicle wholesale	48,894	5.0	670	1.4	0.4
Finance and insurance(1)	30,689	3.1	30,689	100.0	17.0
Service, body and parts	139,319	14.1	68,268	49.0	37.9
Fleet and other	5,500	0.6	792	14.4	0.4

	$985,534	100.0%	$180,144	18.3%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

We believe that same store comparisons are a key indicator of our financial performance. Same store metrics demonstrate our ability to grow our revenue and profitability in our existing locations. As a result, same store comparisons have been integrated into the discussion below.

A same store basis represents stores that were operating during the three- and six-month periods ended June 30, 2011, and only includes the months when operations occur in both comparable periods. For example, a store acquired in May 2010 would be included in same store operating data beginning in June 2011, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the period of June for both comparable periods.

New Vehicle Revenues

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2011	2010
Reported
Revenue	$357,638	$266,760	$90,878	34.1%
Retail units sold	11,061	8,615	2,446	28.4
Average selling price per retail unit	$32,333	$30,965	$1,368	4.4

Same store
Revenue	$332,505	$267,522	$64,983	24.3%
Retail units sold	10,398	8,635	1,763	20.4
Average selling price per retail unit	$31,978	$30,981	$997	3.2

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2011	2010
Reported
Revenue	$666,830	$480,351	$186,479	38.8%
Retail units sold	20,884	15,432	5,452	35.3
Average selling price per retail unit	$31,930	$31,127	$803	2.6

Same store
Revenue	$635,316	$481,507	$153,809	31.9%
Retail units sold	20,025	15,466	4,559	29.5
Average selling price per retail unit	$31,726	$31,133	$593	1.9

New vehicle sales in the second quarter of 2011 improved compared to the second quarter of 2010 as volumes continue to increase and average selling prices increased slightly. We remain focused on increasing our share of overall new vehicle sales within our markets, and have targeted increased market share as an operational objective in 2011. As a result of this initiative, as well as improved consumer demand, domestic brand new vehicle same store sales increased 33.8% and 42.3%, respectively, in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010.

Import and luxury brands had a same store sales improvement of 13.2% and 20.6%, respectively, for the three- and six-month periods ended June 30, 2011 compared to the same periods of 2010. The sales growth for these brands was not as robust as domestic brands due to inventory constraints resulting from the events in Japan and the subsequent disruption to new vehicle supply.

Used Vehicle Retail Revenues

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2011	2010
Reported
Retail revenue	$180,039	$145,786	$34,253	23.5%
Retail units sold	10,320	8,588	1,732	20.2
Average selling price per retail unit	$17,446	$16,976	$470	2.8

Same store
Retail revenue	$168,663	$145,171	$23,492	16.2%
Retail units sold	9,789	8,551	1,238	14.5
Average selling price per retail unit	$17,230	$16,977	$253	1.5

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2011	2010
Reported
Retail revenue	$339,608	$280,781	$58,827	21.0%
Retail units sold	20,055	16,728	3,327	19.9
Average selling price per retail unit	$16,934	$16,785	$149	0.9

Same store
Retail revenue	$324,639	$278,669	$45,970	16.5%
Retail units sold	19,310	16,589	2,721	16.4
Average selling price per retail unit	$16,812	$16,798	$14	0.1

We continue to emphasize used vehicle retail sales. The initiatives started in 2010 focus on increasing the number of lower-price, higher-margin, older used vehicles we sell and increasing the sale of brands other than the store’s new vehicle franchise. We have expanded sales of these vehicles to comprise a larger part of our used vehicle retail business. Our retail used to new vehicle sales ratio fell slightly to 0.9:1 for the three-month period ended June 30, 2011 compared to 1.0:1 in the same period in 2010, primarily related to stronger growth in new vehicle sales in 2011. For the six months ended June 30, 2011 and 2010, our retail used to new vehicle sales ratio was 1.0:1. Our goal continues to be a retail used to new ratio of 1.0:1.

We anticipate potential supply constraints in late-model used vehicles as a result of the lower new vehicle sales in 2009 and 2010. To counteract this trend, we will continue to focus on growing our sales of older used vehicles and increasing the conversion of vehicles acquired via trade-in to retail used vehicle sales.

Used Vehicle Wholesale Revenues

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2011	2010
Reported
Wholesale revenue	$29,701	$25,501	$4,200	16.5%
Wholesale units sold	3,869	3,290	579	17.6
Average selling price per wholesale unit	$7,677	$7,751	$(74)	(1.0)

Same store
Wholesale revenue	$28,492	$24,933	$3,559	14.3%
Wholesale units sold	3,745	3,241	504	15.6
Average selling price per wholesale unit	$7,608	$7,693	$(85)	(1.1)

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2011	2010
Reported
Wholesale revenue	$59,974	$48,894	$11,080	22.7%
Wholesale units sold	7,719	6,555	1,164	17.8
Average selling price per wholesale unit	$7,770	$7,459	$311	4.2

Same store
Wholesale revenue	$58,308	$47,740	$10,568	22.1%
Wholesale units sold	7,526	6,448	1,078	16.7
Average selling price per wholesale unit	$7,748	$7,404	$344	4.6

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to time in inventory or other factors. The increases in wholesale revenues are mainly due to increased volume. More recently, we have concentrated on directing more lower-priced, older vehicles to retail sale rather than wholesale disposal. As a result, for the six-month period ended June 30, 2011, we have seen an increase in the average selling price per wholesale unit, and have increased wholesale revenues by a larger percentage than wholesale units.

Finance and Insurance

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2011	2010
Reported
Revenue	$21,371	$16,158	$5,213	32.3%
Revenue per retail unit	$1,000	$939	$61	6.5

Same store
Revenue	$20,190	$15,778	$4,412	28.0%
Revenue per retail unit	$1,000	$918	$82	8.9

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2011	2010
Reported
Revenue	$41,123	$30,689	$10,434	34.0%
Revenue per retail unit	$1,004	$954	$50	5.2

Same store
Revenue	$39,070	$29,454	$9,616	32.6%
Revenue per retail unit	$993	$919	$74	8.1

The increases in finance and insurance sales were primarily due to more vehicles sold in 2011 compared to the same periods of 2010. The availability of consumer credit has expanded and lenders have increased the loan-to-value amount available to most customers. As a result, we have seen continued improvement in the average amount of revenue per unit. These shifts afford us the opportunity to sell additional or more comprehensive products, while remaining within a loan-to-value framework acceptable to our retail customer lenders.

Penetration rates for certain products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Finance and insurance	73%	72%	73%	71%
Service contracts	40	40	40	41
Lifetime oil change and filter	37	34	37	34

Service, Body and Parts Revenue

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2011	2010
Reported
Customer pay	$47,277	$41,117	$6,160	15.0%
Warranty	14,243	12,370	1,873	15.1
Wholesale parts	13,954	11,623	2,331	20.1
Body shop	7,654	6,137	1,517	24.7

Total service, body and parts	$83,128	$71,247	$11,881	16.7%

Same store
Customer pay	$41,897	$40,988	$909	2.2%
Warranty	12,239	12,369	(130)	(1.1)
Wholesale parts	12,751	11,477	1,274	11.1
Body shop	7,431	6,137	1,294	21.1

Total service, body and parts	$74,318	$70,971	$3,347	4.7%

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2011	2010
Reported
Customer pay	$88,180	$78,106	$10,074	12.9%
Warranty	27,670	25,038	2,632	10.5
Wholesale parts	27,583	23,356	4,227	18.1
Body shop	15,598	12,819	2,779	21.7

Total service, body and parts	$159,031	$139,319	$19,712	14.1%

Same store
Customer pay	$81,572	$77,959	$3,613	4.6%
Warranty	25,254	25,036	218	0.9
Wholesale parts	26,134	23,218	2,916	12.6
Body shop	15,146	12,819	2,327	18.2

Total service, body and parts	$148,106	$139,032	$9,074	6.5%

Our service, body and parts business continued to improve in the second quarter of 2011. Our customer pay business continued to increase as we maintained our focus on retaining customers through competitively-priced routine maintenance offerings and increased marketing efforts.

Same store warranty sales for the three months ended June 30, 2011, were consistent with the same period in 2010. Improvements in import and luxury brand warranty work resulted in an increase of 5.3% on a same store basis in the three months ended June 30, 2011 compared to the same period in 2010. This increase was partially offset by a 7.1% decrease, on a same store basis, for domestic brands. Domestic brand warranty work continues to be negatively impacted by the decline in units in operation associated with the lower Seasonally Adjusted Annual Rate (“SAAR”) levels in 2008 and 2009 and increased vehicle reliability.

We continue to grow our wholesale parts and body shop sales in 2011. These businesses represented 27.2% and 27.9%, respectively, of our same store service, body and parts revenue mix for the three- and six-month periods ended June 30, 2011 and grew approximately 14.6%, on a same store basis in those periods compared to the same periods in 2010. We have implemented initiatives in both categories to aggressively pursue revenue increases. As both wholesale parts and body shop margins are lower than service work, we expect gross margins may modestly decline as these areas of the business comprise a larger portion of the total.

Gross Profit

Gross profit increased $24.8 million and $43.6 million, respectively, in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010 due to increases in total revenues, offset by a decrease in our overall gross profit margin. Our gross profit margin by business line was as follows:

	Three Months Ended June 30,		Basis Point Change*
	2011	2010
New vehicle	8.0%	8.2%	(20	)bp
Used vehicle retail	15.3	14.5	80
Used vehicle wholesale	0.9	1.2	(30)
Finance and insurance	100.0	100.0	0
Service, body and parts	49.1	49.2	(10)
Overall	17.4%	17.9%	(50)

	Six Months Ended June 30,		Basis Point Change*
	2011	2010
New vehicle	7.7%	8.4%	(70	)bp
Used vehicle retail	15.0	14.1	90
Used vehicle wholesale	1.1	1.4	(30)
Finance and insurance	100.0	100.0	0
Service, body and parts	48.8	49.0	(20)
Overall	17.4%	18.3%	(90)

*	One basis point is equal to 1/100th of one percent.

Our overall gross profit margin decreased primarily due to a mix shift as we sold a greater number of new vehicles, which have lower margins than our other businesses. New vehicle margins decreased during 2011 due to reduced manufacturer incentive programs and a shift in vehicles sales mix. These trends resulted in higher cost of sales. Offsetting this effect was an increase in used vehicle retail sales gross profit margins, driven by increased sales of lower-price, higher-margin older vehicles. We believe our “single-point” strategy of maintaining franchise exclusivity within the markets we serve protects profitability and allows us to maintain overall margin levels.

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

Asset impairments recorded as a component of continuing operations consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Long-lived assets	$490	$13,260	$872	$14,751

In the first half of 2011, we recorded impairment charges associated with two of our properties. Due to changes in the expected future uses for these facilities and additional market data, the long-lived assets were tested for recoverability. As a result, we determined the carrying value exceeded the fair value of the property and an asset impairment charge of $0.5 million and $0.9 million, respectively, was recorded during the three- and six-month periods ended June 30, 2011.

In the six-month period ended June 30, 2010, due to a change in our strategy regarding our real estate held for development, which included engaging buyers with a different commercial retail use for the properties, we were allowed to more quickly redeploy the invested capital to higher-growth potential opportunities within our business. We tested these long-lived assets for recoverability and determined the carrying values exceeded the fair values of the properties. As a result, an asset impairment charge of $13.3 million was recorded for the three months ended June 30, 2010 and $14.8 million was recorded for the six months ended June 30, 2010.

As additional market information becomes available and negotiations with prospective buyers continue, estimated fair market values of our properties may change. These changes may result in the recognition of additional asset impairment charges in future periods.

Selling, General and Administrative Expense

SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2011	2010
Personnel	$56,006	$45,960	$10,046	21.9%
Advertising	6,672	6,734	(62)	(0.9)
Rent	3,946	4,111	(165)	(4.0)
Facility costs	5,894	5,535	359	6.5
Other	12,437	11,815	622	5.3

Total SG&A	$84,955	$74,155	$10,800	14.6%

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2011	2010
Personnel	$106,555	$89,407	$17,148	19.2%
Advertising	12,508	12,466	42	0.3
Rent	7,519	8,010	(491)	(6.1)
Facility costs	12,658	11,658	1,000	8.6
Other	24,900	23,031	1,869	8.1

Total SG&A	$164,140	$144,572	$19,568	13.5%

SG&A expense increased $10.8 million and $19.6 million, respectively, in the three- and six-month periods ended June 30, 2011 compared to the same periods in 2010, primarily due to increased sales volumes resulting in increased variable costs, offset by a continued focus to reduce or maintain fixed costs. Reflecting the leverage gained in our cost structure as volumes grow, SG&A as a percentage of gross profit was 71.0% compared to 78.1%, respectively, for the three months ended June 30, 2011 and 2010 and was 73.4% compared to 80.3%, respectively, for the six months ended June 30, 2011 and 2010.

We also measure the leverage of our cost structure by evaluating throughput, which is calculated as the incremental percentage of gross profit retained after deducting SG&A expense. For the three- and six-month periods ended June 30, 2011 and 2010, our incremental throughput was 56.4% compared to 35.7%, respectively, and 55.1% compared to 47.4%, respectively.

As sales volume increases and we gain leverage in our cost structure, we anticipate achieving metrics of SG&A as a percentage of gross profit in the low 70% range and incremental throughput between 50% and 55%.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or betterments, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended June 30,		Decrease	% Decrease
(Dollars in thousands)	2011	2010
Depreciation and amortization	$4,303	$4,392	$(89)	(2.0)%

	Six Months Ended June 30,		Decrease	% Decrease
(Dollars in thousands)	2011	2010
Depreciation and amortization	$8,485	$9,131	$(646)	(7.1)%

Depreciation and amortization decreased $0.1 million and $0.6 million, respectively, in the three- and six-month periods ended June 30, 2011 compared to the same periods of 2010 due primarily to the sale of facilities in the last half of 2010 and first half of 2011.

Operating Income

Operating income in the three-month period ended June 30, 2011 was 4.4% of revenue compared to 0.6% in the comparable period of 2010. Operating income in the six-month period ended June 30, 2011 was 3.9% of revenue compared to 1.2% in the comparable period of 2010. These improvements were primarily due to improved sales and continued cost control.

Floorplan Interest Expense and Floorplan Assistance

Floorplan interest expense increased $0.9 million in the three-month period ended June 30, 2011 compared to the same period of 2010. An increase of $0.8 million resulted from changes in the average outstanding balances of our floorplan facilities. Changes in the average interest rates on our floorplan facilities decreased the expense $0.2 million and changes related to our interest rate swaps resulted in an increase of $0.3 million.

Floorplan interest expense increased $0.7 million in the six-month period ended June 30, 2011 compared to the same period of 2010. An increase of $1.1 million resulted from changes in the average outstanding balances of our floorplan facilities. Changes in the average interest rates on our floorplan facilities decreased the expense $0.5 million and changes related to our interest rate swaps resulted in an increase of $0.1 million.

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

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2011	2010
Floorplan interest expense (new vehicles)	$3,434	$2,535	$899	35.5%
Floorplan assistance (included as an offset to cost of sales)	(3,311)	(2,411)	(900)	(37.3)

Net new vehicle carrying costs	$123	$124	$(1)	(0.8)%

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2011	2010
Floorplan interest expense (new vehicles)	$5,964	$5,251	$713	13.6%
Floorplan assistance (included as an offset to cost of sales)	(6,195)	(4,516)	(1,679)	(37.2)

Net new vehicle carrying costs	$(231)	$735	$(966)	(131.4)%

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle credit facility.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2011	2010
Mortgage interest	$2,670	$3,372	$(702)	(20.8)%
Other interest	382	157	225	143.3
Capitalized interest	(32)	—	(32)	—

Total other interest expense	$3,020	$3,529	$(509)	(14.4)%

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2011	2010
Mortgage interest	$5,625	$6,805	$(1,180)	(17.3)%
Other interest	744	311	433	139.2
Capitalized interest	(48)	—	(48)	—

Total other interest expense	$6,321	$7,116	$(795)	(11.2)%

For the three- and six-month periods ended June 30, 2011 compared to the same periods of 2010, other interest expense decreased $0.5 million and $0.8 million, respectively, primarily due to decreases in outstanding real estate mortgages, partially offset by an increase in interest on our working capital, acquisition and used vehicle credit facility due to a higher volume of borrowing compared to the same periods in 2010.

Income Tax Expense

Our effective income tax rate was 37.4% for the three-month period ended June 30, 2011, compared to 42.0% in the comparable period of 2010. This decrease in the effective income tax rate in the second quarter of 2011 was related to the reversal of a tax shortfall recorded in the first quarter of 2011 of $0.2 million associated with our stock-based compensation. A tax shortfall occurs when the tax benefit recorded for stock-based compensation expense determined at the time of issuance is larger than the actual benefit received upon exercise of the option. Options exercised in the second quarter of 2011 resulted in actual tax benefits exceeding the tax benefit initially recorded at the time the expense was recognized.

Our effective income tax rate was 38.9% for the six-month period ended June 30, 2011, compared to 61.1% in the comparable period of 2010. The decrease in rate was due the effect of non-deductible items on the 2010 effective rate given our proximity to breakeven as a result of asset impairment charges.

For the full year 2011, we anticipate our income tax rate to be approximately 39.7%.

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

The following table reconciles certain reported GAAP amounts per the Consolidated Statements of Operations to the comparable non-GAAP amounts (dollars in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Selling, general and administrative expense
As reported	$84,955	$74,155	$164,140	$144,572
Disposal gain (loss)	580	(2)	580	365
Reserve adjustments	—	(1,076)	—	(1,334)

Adjusted	$85,535	$73,077	$164,720	$143,603

SG&A as a % of gross profit
As reported	71.0%	78.1%	73.4%	80.3%
Adjusted	71.4	77.0	73.6	79.7

Income from operations
As reported	$29,988	$3,155	$50,276	$11,690
Impairments and disposal gain	(90)	13,262	292	14,452
Reserve adjustments	—	1,076	—	1,334

Adjusted	$29,898	$17,493	$50,568	$27,476

Income from operations as % of total revenues
As reported	4.4%	0.6%	3.9%	1.2%
Adjusted	4.3	3.3	3.9	2.8

Income (loss) from continuing operations before income taxes
As reported	$23,705	$(2,695)	$38,240	$(396)
Impairments and disposal gain	(90)	13,262	292	14,452
Reserve adjustments	—	1,076	—	1,334

Adjusted	$23,615	$11,643	$38,532	$15,390

Income (loss) from continuing operations before income taxes as a % of total revenues
As reported	3.4%	(0.5)%	3.0%	0.0%
Adjusted	3.4	2.2	3.0	1.6

Income (loss) from continuing operations
As reported	$14,830	$(1,563)	$23,358	$(154)
Impairments and disposal gain	(49)	8,043	180	8,775
Reserve adjustments	—	560	—	724
Stock-based compensation tax shortfall	(186)	—	—	—

Adjusted	$14,595	$7,040	$23,538	$9,345

Diluted income (loss) per share from continuing operations
As reported	$0.55	$(0.06)	$0.87	$(0.01)
Impairments and disposal gain	—	0.31	0.01	0.34
Reserve adjustments	—	0.02	—	0.03
Stock-based compensation tax shortfall	(0.01)	—	—	—

Adjusted	$0.54	$0.27	$0.88	$0.36

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

Below is a summary and discussion of our available funds:

	As of June 30, 2011	As of December 31, 2010	Increase (Decrease)	% Increase (Decrease)

Cash and cash equivalents	$11,738	$9,306	$2,432	26.1%
Available credit on the Credit Facility	7,800	23,332	(15,532)	(66.6)
Unfinanced new vehicles	41,099	65,601	(24,502)	(37.4)

Total available funds	$60,637	$98,239	$(37,602)	(38.3)%

Historically, we have raised capital through the sale of assets, sale of stores, issuance of stock and the issuance of debt. We may strategically use excess cash to reduce the amount of debt outstanding when appropriate. During the six months ended June 30, 2011, we used proceeds from the sale of assets to repay outstanding debt associated with those assets, resulting in a net cash usage of $3.4 million. During the six months ended June 30, 2010, we generated $14.2 million through the sale of assets and stores and the issuance of long-term debt, net of debt repayments in excess of scheduled amounts.

We also invested approximately $53.3 million for the purchase of three stores in Portland, Oregon in the first six months of 2011. We estimate the stores will provide $176 million in revenues over the next twelve months.

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

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt:

	Outstanding as of June 30, 2011	Remaining Available as of June 30, 2011
New and program floorplan notes payable	$336,486	$—	(1)(2)
Credit facility	65,000	7,800	(3)(4)
Real estate mortgages	215,463	—
Other debt	5,706	—

Total debt	$622,655	$7,800

(1)	Certain new and program floorplan lines have maximum availability limits. Depending on the provider, these limits are applied in the aggregate, individually or on a unit basis.
(2)	We had approximately $41.1 million in unfloored new vehicles at June 30, 2011.
(3)	Reduced by $2.2 million for outstanding letters of credit.
(4)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.

New and Program Vehicle Floorplan Lines

Ally Bank, Mercedes-Benz Financial Services USA, LLC, Toyota Financial Services, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC provide new vehicle floorplan financing for their respective brands. Ally Bank serves as the primary lenders for all other brands. The new and program vehicle lines are secured by new and program vehicle inventory of the stores financed by that lender. The weighted average interest rate associated with our new and program vehicle lines, excluding the effects of our interest rate swaps, was 3.2% at June 30, 2011.

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

	For the six months ended June 30,
(In thousands)	2011	2010
Net cash (used in) provided by operating activities
As reported	$(17,236)	$(6,279)
Change in floorplan notes payable: non-trade	65,789	23,854

Adjusted	$48,553	$17,575

Net cash provided by (used in) financing activities
As reported	$69,984	$7,714
Change in floorplan notes payable: non-trade	(65,789)	(23,854)

Adjusted	$4,195	$(16,140)

Working Capital, Acquisition and Used Vehicle Credit Facility

We have a $75 million Credit Facility with U.S. Bank National Association, which expires June 30, 2013. As of June 30, 2011, approximately $7.8 million was available on the Credit Facility. We believe the Credit Facility continues to be an attractive source of financing given the current cost and availability of credit alternatives. The interest rate on the Credit Facility is the one-month LIBOR plus 2.35%, which totaled 2.5% at June 30, 2011.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate and leasehold improvements. Interest rates related to this debt ranged from 2.0% to 7.3% at June 30, 2011. The mortgages are payable in various installments through May 2031 with approximately $3.0 million maturing in November 2011 and no other maturities until 2013.

Our other debt includes various notes, capital leases and obligations assumed as a result of acquisitions and other agreements and have interest rates that range from 4.0% to 10.0% at June 30, 2011.

Debt Covenants

We are subject to certain financial and restrictive covenants for all of our debt agreements. The covenants restrict us from incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Debt Covenant Ratio	Requirement	As of June 30, 2011
Minimum tangible net worth	Not less than $200 million	$264.8 million
Vehicle equity	Not less than $65 million	$184.5 million
Fixed charge coverage ratio	Not less than 1.20 to 1	2.04 to 1
Liabilities to tangible net worth ratio	Not more than 4.00 to 1	2.86 to 1

Accordingly, we were in compliance with the financial covenants in our Credit Facility and other debt agreements as of June 30, 2011.

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

Inventories

We calculate days supply based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. As of June 30, 2011, our new vehicle days supply was 68 days. This is the same days supply as June 30, 2010. Our days supply of used vehicles was 56 days as of June 30, 2011, or 3 days higher than our days supply level as of June 30, 2010. We have continued to focus on managing and maintaining an appropriate level of used vehicle inventory.

Capital Expenditures

Capital expenditures were $7.9 million and $1.9 million for the six months ended June 30, 2011 and 2010, respectively. The increase in capital expenditures in 2011 compared to the same period of 2010 was related to improvements at certain of our store facilities, the purchase of new store locations, replacement of equipment and construction of a new headquarters building.

We anticipate approximately $28 million in capital expenditures for all of 2011. This amount is associated with improvements to certain store facilities, replacement of equipment and construction of a new headquarters building.

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

Dividends

In the first six months of 2011, we paid dividends on our Class A and Class B common stock totaling $3.2 million. In addition, our Board of Directors approved a dividend of $0.07 per share on our Class A and Class B common stock related to our second quarter 2011 financial results. The dividend will total approximately $1.9 million and will be paid on August 25, 2011 to shareholders of record on August 11, 2011.

Share Repurchase Program

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through June 30, 2011, we have purchased a total of 583,224 shares under this program, 2,600 of which were purchased during 2011 at an average price of $13.52 per share. At June 30, 2011, 416,776 shares remained available for purchase pursuant to this program. We may continue to purchase shares from time to time in the future as conditions warrant.

Recent Accounting Pronouncements

See Note 18 of Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

Beginning in March 2011, we offer a deferred compensation and long-term incentive plan (the “Plan”) to provide certain employees the ability to accumulate assets for retirement on a tax deferred basis. Participants are allowed to defer a portion of their compensation and are 100% vested in their respective deferrals and earnings. We may also make discretionary contributions to the Plan. The vesting terms of the discretionary contribution are determined at the time of contribution. Participants receive a guaranteed return on vested deferrals and earnings. We retain discretion to set the guaranteed rate each year. We also have existing deferred compensation plans for our Board of Directors and selected executives.

In March 2011, we made a discretionary contribution of $1.3 million to the Plan. The vesting term ranges between one and seven years, based on the employee’s position. Participants will receive a guaranteed return of 6% in 2011. As of June 30, 2011, the balance due to participants was $0.7 million and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are party to numerous legal proceedings arising in the normal course of our business. While we cannot predict with certainty the outcomes of these matters, we do not anticipate that the resolution of legal proceedings arising in the normal course of business or the proceedings described below will have a material adverse effect on our business, results of operations, financial condition, or cash flows.

Text Messaging Claims

In April 2011, a third party vendor assisted us in promoting a targeted “0% financing on used vehicles” advertising campaign during a limited sale period. The marketing included sending a “Short Message Service” communication to cell phones (a “text message”) of our previous customers. The message was sent to over 50,000 cell phones in 14 states. The message indicated that the recipients could “Opt-Out” of receiving any further messages by replying “STOP,” but, due to a technical error, certain recipients who responded requesting to be unsubscribed nonetheless may have received a follow-on message.

On or about April 21, 2011, a Complaint for Damages, Injunctive and Declaratory Relief was filed against us (Kevin McClintic vs. Lithia Motors, 11-2-14632-4 SEA, Superior Court of the State of Washington for King County) alleging the text messaging activity violated State of Washington anti-texting and consumer protection laws and the federal Telephone Consumer Protection Act, and seeking statutory damages of $500 for each violation, trebled, plus injunctive relief and attorney fees. The suit seeks class action designation for all similarly situated entities and individuals. The suit has been removed to the United States District Court for the Western District of Washington at Seattle.

On or about July 5, 2011, a similar complaint was filed alleging substantially similar claims, also seeking class action designation (Dan McLaren vs. Lithia Motors, Civil # 11-810, United States District Court of Oregon, Portland Division).

We have entered into a settlement agreement with the plaintiffs, which is subject to court approval. Under this settlement agreement, we agreed to pay a total of $2.5 million, all of which such amounts will be reimbursed by the vendor pursuant to contractual indemnification. No assurances can be given that the court will approve the settlement.

Alaska Consumer Protection Act Claims

In December 2006, a suit was filed against us (Jackie Neese, et. al. vs. Lithia Chrysler Jeep of Anchorage, Inc, et al, Case No. 3AN-06-13341 CI and in April, 2007, a second case (Jackie Neese, et. al. vs. Lithia Chrysler Jeep of Anchorage, Inc, et al, Case No. 3AN-06-4815 CI) (now consolidated), in the Superior Court for the State of Alaska, Third Judicial District at Anchorage. In the suits, plaintiffs alleged that we, through our Alaska dealerships, engaged in three practices that purportedly violate Alaska consumer protection laws: (i) charging customers dealer fees and costs (including document preparation fees) not disclosed in the advertised price, (ii) failing to disclose the acquisition, mechanical and accident history of used vehicles or whether the vehicles were originally manufactured for sale in a foreign country, and (iii) engaging in deception, misrepresentation and fraud by providing to customers financing from third parties without disclosing that we receive a fee or discount for placing that loan (a “dealer reserve”). The suit seeks statutory damages of $500.00 for each violation (or three times plaintiff’s actual damages, whichever is greater), and attorney’s fees and costs and the plaintiffs sought class action certification. Before and during the pendency of these suits, we engaged in settlement discussions with the State of Alaska through its Office of Attorney General with respect to the first two practices enumerated above. As a result of those discussions, we entered into a Consent Judgment subject to court approval and permitted potential class members to “opt-out” of the proposed settlement. Counsel for the plaintiffs attempted to intervene and, after various motions, hearings and an appeal to the state Court of Appeals, the Consent Judgment became final.

Plaintiffs then filed a motion in November 2010 seeking certification of a class for (i) the 339 customers who “opted-out” of the state settlement, (ii) for those customers who did not qualify for recovery under the Consent Judgment but were allegedly eligible for recovery under the Plaintiffs’ broader interpretation of the applicable statutes and (iii) arguing that since the State’s suit against our dealerships did not address the loan fee/discount (dealer reserve) claim, for those customers who arranged their vehicle financing through us. On June 14, 2011, the District Court granted Plaintiffs’ motion to certify a class without addressing either the merits of the claims or the size of the class or classes. We intend to defend the claims vigorously and do not believe the novel “dealer reserve” claim has merit.

The ultimate resolution of these matters cannot be predicted with certainty, and an unfavorable resolution of the matter could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A. Risk Factors

Adverse conditions resulting from the natural disaster in Japan may negatively impact our business, results of operations, financial condition and cash flows.

In March 2011, an earthquake, tsunami and subsequent nuclear crisis in Japan impacted automotive manufacturers and automotive suppliers. These events damaged facilities, reduced production of vehicles and parts and destroyed inventory in Japan. Many Japanese manufacturers and suppliers were forced to halt production as they reconfigured production logistics. Many plants in Japan were inoperable for a period of time and certain plants continue to run at limited capacity. These events caused a global disruption to the supply of vehicles and automotive parts. As a result, new vehicle sales volumes were impacted in the second quarter of 2011. Vehicle production levels for these automotive manufacturers are expected to improve during the third quarter of 2011. Despite this improvement, inventory levels may not return to normal until late 2011 or early 2012. We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. In the event that manufacturers are unable to supply the needed level of vehicles, our financial performance may be adversely impacted. As of June 30, 2011 and December 31, 2010, we had $358.3 million and $305.7 million, respectively, in new vehicle inventory. We had $24.0 million and $22.2 million in parts and accessories inventory as of June 30, 2011 and December 31, 2010, respectively.

A lack of new vehicle supply may increase demand for late-model used vehicles. In 2009 and 2010, vehicle production and sales in North America were reduced by the recessionary environment. As a result, used vehicle supply, especially late-model vehicles, may be constrained, resulting in increased supply pressures and limited availability. Our used vehicle sales volume could be adversely impacted if we are unable to maintain an adequate supply of vehicles or if we are unable to obtain the makes and models desired by our customers. As of June 30, 2011, and December 31, 2010, we had $115.2 million and $87.3 million, respectively, in used and program vehicle inventory.

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

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lithia Motors, Inc. - Corrected (filed as Exhibit 3.2 to Form 10-K filed March 16, 2009 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2011	LITHIA MOTORS, INC.

By: /s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President and Chief Financial Officer (Principal Financial Officer)

By: /s/ John F. North III
John F. North III
Vice President and Corporate Controller (Principal Accounting Officer)