Form 10-Q
period 2011-09-30
LITHIA MOTORS INC
filed 2011-10-28
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	22,153,215
Class B common stock without par value	3,762,231
(Class)	(Outstanding at October 28, 2011)

LITHIA MOTORS, INC.
FORM 10-Q
INDEX

PART I - FINANCIAL INFORMATION	Page

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 6.	Exhibits	41

Signatures	42

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$15,936	$9,306
Accounts receivable, net of allowance for doubtful accounts of $247 and $190	84,247	75,011
Inventories, net	489,217	415,228
Deferred income taxes	4,554	2,937
Other current assets	5,298	6,062
Assets held for sale	4,912	-
Total Current Assets	604,164	508,544

Property and equipment, net of accumulated depreciation of $98,514 and $93,745	379,515	362,433
Goodwill	18,191	6,186
Franchise value	58,400	45,193
Deferred income taxes	34,776	39,524
Other non-current assets	20,169	9,796
Total Assets	$1,115,215	$971,676

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$90,423	$84,775
Floor plan notes payable: non-trade	233,884	166,482
Current maturities of long-term debt	11,633	12,081
Trade payables	28,575	23,747
Accrued liabilities	71,102	58,784
Liabilities related to assets held for sale	866	-
Total Current Liabilities	436,483	345,869

Long-term debt, less current maturities	285,954	268,693
Deferred revenue	23,774	20,158
Other long-term liabilities	20,621	16,739
Total Liabilities	766,832	651,459

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 22,121 and 22,523	277,803	284,807
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	11,171	10,972
Accumulated other comprehensive loss	(4,986)	(4,869)
Retained earnings	63,927	28,839
Total Stockholders' Equity	348,383	320,217
Total Liabilities and Stockholders' Equity	$1,115,215	$971,676

See accoumpanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
New vehicle	$391,120	$288,125	$1,052,252	$765,009
Used vehicle retail	189,338	156,539	525,919	435,186
Used vehicle wholesale	36,612	30,414	95,882	78,895
Finance and insurance	23,029	18,629	63,815	49,096
Service, body and parts	87,669	76,169	245,148	213,926
Fleet and other	10,133	3,121	30,467	8,620
Total revenues	737,901	572,997	2,013,483	1,550,732
Cost of sales:
New vehicle	361,175	264,286	971,246	701,298
Used vehicle retail	161,881	133,602	447,850	372,862
Used vehicle wholesale	36,697	30,386	95,289	78,199
Service, body and parts	45,034	38,850	125,725	109,113
Fleet and other	9,443	2,684	27,945	7,392
Total cost of sales	614,230	469,808	1,668,055	1,268,864
Gross profit	123,671	103,189	345,428	281,868
Asset impairment	-	-	872	14,751
Selling, general and administrative	87,595	76,211	250,264	219,622
Depreciation and amortization	4,201	4,182	12,593	13,221
Operating income	31,875	22,796	81,699	34,274
Floor plan interest expense	(2,066)	(3,047)	(8,018)	(8,276)
Other interest expense	(3,082)	(3,718)	(9,395)	(10,832)
Other income, net	216	73	463	354
Income from continuing operations before income taxes	26,943	16,104	64,749	15,520
Income tax provision	(10,604)	(6,545)	(25,317)	(6,228)
Income from continuing operations, net of income tax	16,339	9,559	39,432	9,292
Income from discontinued operations, net of income tax	224	233	662	48
Net income	$16,563	$9,792	$40,094	$9,340

Basic income per share from continuing operations	$0.62	$0.37	$1.50	$0.36
Basic income per share from discontinued operations	0.01	-	0.02	-
Basic net income per share	$0.63	$0.37	$1.52	$0.36

Shares used in basic per share calculations	26,189	26,120	26,324	26,011

Diluted income per share from continuing operations	$0.61	$0.36	$1.47	$0.35
Diluted income per share from discontinued operations	0.01	0.01	0.03	0.01
Diluted net income per share	$0.62	$0.37	$1.50	$0.36

Shares used in diluted per share calculations	26,654	26,328	26,738	26,191

See accoumpanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$40,094	$9,340
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairments	872	14,751
Depreciation and amortization	12,593	13,221
Depreciation and amortization within discontinued operations	160	176
Stock-based compensation	1,686	1,450
Gain on disposal of other assets	(134)	(59)
(Gain) loss from disposal activities within discontinued operations	(116)	294
Deferred income taxes	3,325	(2,610)
Excess tax benefit from share-based payment arrangements	(360)	(89)
(Increase) decrease, net of effects from acquisitions and divestitures:
Accounts receivable, net	(7,177)	(17,754)
Inventories	(53,389)	(57,040)
Other current assets	(1,078)	2,564
Other non-current assets	(4,079)	(1,313)
Increase (decrease), net of effects from acquisitions and divestitures:
Floor plan notes payable	(10,637)	3,111
Trade payables	3,759	6,167
Accrued liabilities	9,890	11,181
Other long-term liabilities and deferred revenue	8,018	623
Net cash provided by (used in) operating activities	3,427	(15,987)

Cash flows from investing activities:
Principal payments received on notes receivable	97	62
Capital expenditures	(22,996)	(3,689)
Proceeds from sales of assets	11,217	9,879
Payments for life insurance policies, net of proceeds received	(900)	-
Cash paid for acquisitions, net of cash acquired	(58,420)	(23,691)
Proceeds from sales of stores	6,517	941
Net cash used in investing activities	(64,485)	(16,498)

Cash flows from financing activities:
Net borrowings on floor plan notes payable: non-trade	67,402	13,807
Borrowings on line of credit	38,000	40,000
Repayments on lines of credit	(9,000)	(24,000)
Principal payments on long-term debt and capital leases, scheduled	(6,175)	(3,192)
Principal payments on long-term debt and capital leases, other	(28,679)	(34,543)
Proceeds from issuance of long-term debt	22,674	44,120
Proceeds from issuance of common stock	2,848	2,155
Repurchase of common stock	(11,436)	(819)
Excess tax benefit from share-based payment arrangements	360	89
Dividends paid	(5,006)	(2,607)
Increase in restricted cash	(3,300)	-
Net cash provided by financing activities	67,688	35,010

Increase in cash and cash equivalents	6,630	2,525

Cash and cash equivalents at beginning of period	9,306	12,776
Cash and cash equivalents at end of period	$15,936	$15,301

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,485	$19,008
Cash paid during the period for income taxes, net	20,210	3,215

See accoumpanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed consolidated financial statements contain unaudited information as of September 30, 2011 and for the three- and nine-month periods ended September 30, 2011 and 2010. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2010 audited consolidated financial statements and the related notes thereto. The financial information as of December 31, 2010 is derived from our 2010 Annual Report on Form 10-K. The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2010 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Note 2. Concentrations of Risk and Uncertainties Regarding Manufacturers
We purchase substantially all of our new vehicles and parts inventory from various manufacturers at the prevailing prices charged by automotive manufacturers to all franchised dealers. Our overall sales could be impacted by the automotive manufacturers’ inability or unwillingness to supply our dealerships with an adequate supply of popular models.

In March 2011, an earthquake, tsunami and subsequent nuclear crisis in Japan impacted automotive manufacturers and automotive suppliers. These events damaged facilities, reduced production of vehicles and parts and destroyed inventory in Japan. Many Japanese manufacturers and suppliers were forced to halt production as they reconfigured production logistics. Many plants in Japan were inoperable or ran at limited capacity for a period of time. These events caused a global disruption to the supply of vehicles and automotive parts. As a result, new vehicle sales volumes for these manufacturers were negatively impacted in the second and third quarters of 2011. Vehicle production levels for these automotive manufacturers began improving during the third quarter of 2011. Despite this improvement, inventory levels may not return to normal until early 2012. We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. In the event that manufacturers are unable to supply the needed level of vehicles, our financial performance may be adversely impacted. As of September 30, 2011 and December 31, 2010, we had $347.6 million and $305.7 million, respectively, in new vehicle inventory. We had $25.5 million and $22.2 million in parts and accessories inventory as of September 30, 2011 and December 31, 2010, respectively.

A lack of new vehicle supply may increase demand for late-model used vehicles. In 2009 and 2010, vehicle production and sales in North America were reduced by the recessionary environment. As a result, used vehicle supply, especially late-model vehicles, may be constrained, resulting in increased supply pressures and limited availability. Our used vehicle sales volume could be adversely impacted if we are unable to maintain an adequate supply of vehicles or if we are unable to obtain the makes and models desired by our customers. As of September 30, 2011, and December 31, 2010, we had $116.1 million and $87.3 million, respectively, in used and program vehicle inventory.

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

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. Our sales volume could be materially impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles. Our Chrysler, General Motors (“GM”) and Ford (collectively, the “Domestic Manufacturers”) stores represented approximately 32%, 18% and 6% of our new vehicle sales for the nine months ended September 30, 2011, respectively, and approximately 30%, 17% and 6% for all of 2010, respectively.

We receive incentives and rebates from our manufacturers, including cash allowances, financing programs, discounts, holdbacks and other incentives. These incentives are recorded as a component of accounts receivable on our Consolidated Balance Sheets until payment is received. Our financial condition could be materially impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives and rebates at substantially similar terms, or to pay our outstanding receivables. Total accounts receivable from Domestic Manufacturers were $13.2 million and $8.4 million as of September 30, 2011 and December 31, 2010, respectively.

We obtain new vehicle floor plan financing from a number of manufacturers or their affiliated finance companies.  Amounts financed by lenders directly associated with the vehicle manufacturer or their affiliated finance company are classified as floor plan notes payable. These lenders include Mercedes-Benz Financial Services USA, LLC, Toyota Financial Services, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC. Several of these companies also provide mortgage financing.

We also obtain mortgage and new vehicle floor plan financing from certain lenders not directly affiliated with new vehicle manufacturers. Amounts financed for vehicles by these lenders are classified as floor plan notes payable: non-trade. As of September 30, 2011, Ally Bank was the primary provider for our General Motors, Chrysler, Subaru and Hyundai brands. On September 30, 2011, we executed a new $200 million credit facility with U.S. Bank National Association and JPMorgan Chase Bank, N.A. The facility provides for $100 million in floor plan financing that will reduce outstanding balances with certain affiliated finance companies and Ally Bank.

At September 30, 2011, Ally Bank was the floor plan provider on approximately 70% of our total floor plan amount outstanding and the provider of approximately 29% of our outstanding mortgage financing. After the implementation of the new $100 million floor plan facility, Ally Bank will provide approximately 53% of our total floor plan amount outstanding.

Certain floor plan and mortgage financing providers have incurred significant losses and are operating under financial constraints. Other providers may incur losses in the future or undergo funding limitations. As a result, credit that has typically been extended to us by these companies may be modified with terms unacceptable to us or revoked entirely. If these events were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance the vehicles or real estate. Even if new financing were available, it may not be on terms acceptable to us.

The European Union is currently responding to a sovereign debt crisis involving Portugal, Ireland, Italy, Spain and Greece. The resolution of this crisis remains uncertain at this time. Many European and other banks have significant exposure to this sovereign debt and may be negatively affected in the event of restructuring or default. In 2008, with the significant disruption to financial markets, automotive sales were severely impacted due to the lack of available commercial and consumer credit. There can be no assurance that events in Europe will not cause a similar reduction in the availability of credit and impact to new vehicle sales as experienced in 2008.

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

Note 3. Inventories
Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. The cost of new and used vehicle inventories includes the cost of dealer installed accessories, reconditioning and transportation. Inventories consisted of the following (in thousands):

	September 30, 2011	December 31, 2010
New vehicles	$347,602	$305,721
Used and program vehicles	116,065	87,349
Parts and accessories	25,550	22,158
	$489,217	$415,228

Note 4. Goodwill
The changes in the carrying amounts of goodwill are as follows (in thousands):

Goodwill
Balance as of December, 31, 2010, gross	$305,452
Accumulated impairment loss	(299,266)
Balance as of December 31, 2010, net	6,186
Increase in goodwill related to acquisitions	12,102
Transfer of goodwill related to dispositions	(97)
Balance as of September 30, 2011, net	$18,191

Note 5. Credit Facility
On September 30, 2011, we entered into a new three-year $200 million credit facility with U.S. Bank National Association and JPMorgan Chase, N.A. This credit facility provides us with a $100 million floor plan commitment and up to a $100 million revolving line of credit.  All conditions precedent to fund under the new facility were met on October 7, 2011. The interest rate on the revolving line of credit is the 1-month LIBOR plus 2.25%. Our financial covenants related to this loan agreement include maintaining a current ratio not less than 1.20:1.0, a fixed charge coverage ratio not less than 1.20:1.0 and a liabilities to tangible net worth ratio not more than 4.0:1.0. We are also limited in the amount of total funded debt we may carry to $310 million, excluding subordinated debt. No amounts were outstanding under this line of credit on September 30, 2011.

Note 6. Comprehensive Income
Comprehensive income for the three- and nine-month periods ended September 30, 2011 and 2010 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$16,563	$9,792	$40,094	$9,340
Cash flow hedges:
Derivative loss, net of tax effect of $386, $168, $101 and $1,122, respectively	(623)	(272)	(117)	(1,826)
Total comprehensive income	$15,940	$9,520	$39,977	$7,514

Note 7. Commitments and Contingencies

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

Text Messaging Claims
In April 2011, a third party vendor assisted us in promoting a targeted “0% financing on used vehicles” advertising campaign during a limited sale period. The marketing included sending a “Short Message Service” communication to cell phones (a “text message”) of our previous customers. The message was sent to over 50,000 cell phones in 14 states. The message indicated that the recipients could “Opt-Out” of receiving any further messages by replying “STOP,” but, due to a technical error, some recipients who responded requesting to be unsubscribed nonetheless may have received a follow-on message.

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

On or about July 5, 2011, a complaint was filed alleging nearly identical claims, also seeking class action designation (Dan McLaren vs. Lithia Motors, Civil # 11-810, United States District Court of Oregon, Portland Division).  This case was stayed pending the outcome of the McClintic matter by order of the court on or about October 11, 2011. The class representative in the McLaren case also attempted to intervene in the McClintic case. This intervention motion was denied on October 19, 2011.

We participated in a mediation of the McClintic case and have entered into a settlement agreement with the plaintiffs, which is subject to court approval. Under this settlement agreement, we agreed to pay a total of $2.5 million, all of which such amounts will be reimbursed by the vendor pursuant to contractual indemnification. No assurances can be given that the court will approve the settlement.

Alaska Consumer Protection Act Claims
In December 2006, a suit was filed against us (Jackie Neese, et al vs. Lithia Chrysler Jeep of Anchorage, Inc, et al, Case No. 3AN-06-13341 CI, and in April, 2007, a second case (Jackie Neese, et al vs. Lithia Chrysler Jeep of Anchorage, Inc, et al, Case No. 3AN-06-4815 CI) (now consolidated)), in the Superior Court for the State of Alaska, Third Judicial District at Anchorage. In the suits, plaintiffs alleged that we, through our Alaska dealerships, engaged in three practices that purportedly violate Alaska consumer protection laws: (i) charging customers dealer fees and costs (including document preparation fees) not disclosed in the advertised price, (ii) failing to disclose the acquisition, mechanical and accident history of used vehicles or whether the vehicles were originally manufactured for sale in a foreign country, and (iii) engaging in deception, misrepresentation and fraud by providing to customers financing from third parties without disclosing that we receive a fee or discount for placing that loan (a “dealer reserve”). The suit seeks statutory damages of $500 for each violation (or three times plaintiff’s actual damages, whichever is greater), and attorney fees and costs and the plaintiffs sought class action certification.  Before and during the pendency of these suits, we engaged in settlement discussions with the State of Alaska through its Office of Attorney General with respect to the first two practices enumerated above. As a result of those discussions, we entered into a Consent Judgment subject to court approval and permitted potential class members to “opt-out” of the proposed settlement. Counsel for the plaintiffs attempted to intervene and, after various motions, hearings and an appeal to the state Court of Appeals, the Consent Judgment became final.

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

The ultimate resolution of these matters cannot be predicted with certainty, and an unfavorable resolution of any of the matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Note 8. Asset Impairment Charges
Long-lived assets classified as held and used and definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. An estimate of future undiscounted net cash flows associated with the long-lived assets is used to determine if the carrying value of the assets is recoverable. An impairment charge is recorded if the asset is determined to not be recoverable and the carrying value of the asset exceeds its fair value.

2011 Asset Impairments
In 2011, a triggering event was determined to have occurred associated with two properties due to changes in expected future use and additional market data. We evaluated the future undiscounted net cash flows for both properties and determined the carrying values were not recoverable. As a result, we recorded asset impairment charges of $0.9 million in the nine-month period ended September 30, 2011 on our Consolidated Statements of Operations. No asset impairment charges were recorded for the three-month period ended September 30, 2011.

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

As a result of the above factors, we believe events and circumstances indicated the carrying amount of our non-operational assets were no longer recoverable at that time, triggering an interim impairment test on the totality of our portfolio of such assets. We continued to evaluate specific properties as facts and circumstances changed for potential impairment. In connection with the impairment tests performed, we recorded asset impairment charges of $14.8 million in the nine-month period ended September 30, 2010 as a component of asset impairment charges on our Consolidated Statements of Operations. We recorded no impairment charges for the three-month period ended September 30, 2010. See also Note 11.

Note 9. Stock-Based Compensation
Total stock-based compensation cost was $0.7 million and $0.5 million for the three months ended September 30, 2011 and 2010, respectively, and $1.7 million and $1.5 million for the nine months ended September 30, 2011 and 2010, respectively.

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

In March 2011, we made a discretionary contribution of $1.3 million to the Plan. The vesting terms range between one and seven years, based on the employee’s position. Participants will receive a guaranteed return of 6% in 2011. As of September 30, 2011, the balance due to participants was $1.1 million and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

Note 11. Fair Value Measurements
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 – quoted prices in active markets for identical securities;
•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment spreads, credit risk and
•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing financial assets and liabilities are not necessarily an indication of the risk associated with investing in them.

We use the income approach to determine the fair value of our interest rate swaps using observable Level 2 market expectations at each measurement date and an income approach to convert estimated future cash flows to a single present value amount (discounted) assuming that participants are motivated, but not compelled, to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for very short term, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity are used to predict future reset rates to discount those future cash flows to present value at the measurement date.

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

There were no changes to our valuation techniques during the nine-month period ended September 30, 2011.

Assets and Liabilities Measured at Fair Value
Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at September 30, 2011	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(8,292)	$-
Assets held for sale	$-	$-	$4,912
Liabilities related to assets held for sale	$-	$-	$(866)

Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$-	$-	$1,500
Certain parcels of land	-	-	3,000
Total	$-	$-	$4,500

Fair Value at December 31, 2010	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(8,692)	$-

Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$-	$-	$23,400
Certain parcels of land	-	-	13,511
Total	$-	$-	$36,911

See Note 12 for more details regarding our derivative contracts.

Financial Assets and Liabilities Not Recorded at Fair Value
We had $93.0 million and $118.5 million of fixed interest rate debt outstanding as of September 30, 2011 and December 31, 2010, respectively. As of September 30, 2011, this debt had maturity dates between November 2011 and May 2031. We calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration, the fixed cash flows are discounted and summed to compute the fair value of the debt. Based on this analysis, we have determined that the fair value of this long-term fixed interest rate debt was approximately $105.4 million and $127.4 million at September 30, 2011 and December 31, 2010, respectively.

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

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value of these interest rate swaps in other comprehensive income rather than net income until the underlying hedged transaction affects net income. If a swap is no longer accounted for as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income as the forecasted transaction occurs. If the forecasted transaction is probable of not occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income immediately.

At September 30, 2011 and December 31, 2010, the net fair value of all of our agreements totaled a loss of $8.3 million and $8.7 million, respectively, which was recorded on our Consolidated Balance Sheets as a component of accrued liabilities and other long-term liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months was $3.9 million at September 30, 2011.

As of September 30, 2011, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:

•	effective September 16, 2006 – a ten year, $25 million interest rate swap at a fixed rate of 5.587% per annum, variable rate adjusted on the 1st and 16th of each month;
•	effective January 26, 2008 – a five year, $25 million interest rate swap at a fixed rate of 4.495% per annum, variable rate adjusted on the 26th of each month;
•	effective May 1, 2008 – a five year, $25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month; and
•	effective May 1, 2008 – a five year, $25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month.

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at September 30, 2011 was 0.24% per annum, as reported in the Wall Street Journal.

The fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows:

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	Location in Balance Sheet	September 30, 2011	Location in Balance Sheet	September 30, 2011
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Prepaid expenses and other	$-	Accrued liabilities	$3,565
	Other non-current assets	-	Other long-term liabilities	4,727
		$-		$8,292

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	Location in Balance Sheet	December 31, 2010	Location in Balance Sheet	December 31, 2010
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Prepaid expenses and other	$-	Accrued liabilities	$2,862
	Other non-current assets	-	Other long-term liabilities	5,830
		$-		$8,692

The effect of derivative instruments on our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2011 and 2010 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended September 30, 2011		Floor plan		Floor plan
Interest Rate Swap Contracts	$(1,544)	Interest expense	$(535)	Interest expense	$271

Three Months Ended September 30, 2010		Floor plan		Floor plan
Interest Rate Swap Contracts	$(1,132)	Interest expense	$(692)	Interest expense	$(903)

Derivatives in Cash Flow Hedging Relationships	Amount of Loss Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Nine Months Ended September 30, 2011		Floor plan		Floor plan
Interest Rate Swap Contracts	$(1,664)	Interest expense	$(1,446)	Interest expense	$(1,002)

Nine Months Ended September 30, 2010		Floor plan		Floor plan
Interest Rate Swap Contracts	$(5,164)	Interest expense	$(2,216)	Interest expense	$(1,390)

See also Note 11.

Note 13. Purchase Option
On December 31, 2009, we entered into an option agreement with our Vice Chairman, Dick Heimann, who is a related party. Under the terms of the option agreement, Mr. Heimann may purchase our Volkswagen and Nissan franchises in Medford, Oregon, and acquire their operations, including inventories and equipment, at valuations set forth in our standard form of agreement, which we believe will approximate fair value at the time of exercise. Any purchased real estate will be priced at the then fair market value. Existing leases, if any, will be assumed at the time of exercise of the option. The purchase price for the intangible assets (manufacturers’ franchise rights) was set at $10 in the agreement. The option may be exercised by Mr. Heimann at any time prior to December 31, 2012. No consideration was received in exchange for this option.

We estimate the fair value of the option at the end of each period using a discounted cash flow analysis, valuation inputs from independent third parties and the use of a Black-Scholes option valuation model. As of both September 30, 2011 and December 31, 2010, we had $0.6 million recorded as a liability in other long-term liabilities in our Consolidated Balance Sheets associated with this option.

Any changes in the fair value of the option are recorded each period as a component of selling, general and administrative expenses in our Consolidated Statements of Operations. No expense was recorded in the three- and nine-month periods ended September 30, 2011 or September 30, 2010 associated with this option.

Note 14. Share Repurchase Program
In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through September 30, 2011, we have purchased all available shares under this program. In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 additional shares of our Class A common stock. This plan does not have an expiration date. As of September 30, 2011, 1,765,967 shares remained available for purchase pursuant to this program.

The following is a summary of our repurchases in the three- and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Shares repurchased	650,809	100,893	653,409	100,893
Total purchase price (in thousands)	$11,293	$795	$11,328	$795
Average purchase price per share	$17.35	$7.88	$17.34	$7.88

We may continue to purchase shares from time to time in the future as conditions warrant.

Note 15. Acquisitions
On April 18, 2011, we acquired the inventory, equipment, real estate and intangible assets of, and assumed certain liabilities related to, Mercedes-Benz of Portland, Oregon, Mercedes Benz of Wilsonville, Oregon and Rasmussen BMW/MINI in Portland, Oregon from the Don Rasmussen Group.  This acquisition contributed revenues of $35.6 million and $71.9 million for the three- and nine-month periods ended September 30, 2011, respectively.

The following unaudited pro forma summary presents consolidated information as if the acquisition had occurred on January 1, 2010 (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$737,901	$616,530	$2,054,608	$1,668,550
Income from continuing operations, net of tax	16,339	9,965	40,693	10,393
Basic income per share from continuing operations, net of tax	0.62	0.38	1.55	0.40
Diluted income per share from continuing operations, net of tax	0.61	0.38	1.52	0.40

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

The following table summarizes the consideration paid for the acquisition of Mercedes-Benz of Portland, Oregon, Mercedes Benz of Wilsonville, Oregon and Rasmussen BMW/MINI in Portland, Oregon and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration
Cash paid	$53,302
Floor plan financing assumed	18,553
$71,855

Assets Acquired and Liabilities Assumed
Inventories	$28,033
Franchise value	13,822
Property, plant and equipment	17,217
Real estate lease reserves	325
Other assets	1,445
Reserves	(663)
Other liabilities	(426)
$59,753

Goodwill	$12,102

We account for franchise value as an indefinite-lived intangible asset. We expect the full amount of the goodwill recognized to be deductible for tax purposes. We did not have any material acquisition related expenses in the three- or nine-month periods ended September 30, 2011.

We were awarded a Ford franchise in Klamath Falls, Oregon in the third quarter of 2011.  Consideration of $5.1 million was paid for the inventory, equipment and associated real estate.

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

Note 16. Discontinued Operations
We classify a store as discontinued operations if the location has been sold, we have ceased operations at that location or if management has committed to a plan to dispose of the store.  Additionally, the store must meet the criteria as required by U.S. generally accepted accounting standards:

•	our management team, possessing the necessary authority, commits to a plan to sell the store;
•	the store is available for immediate sale in its present condition;
•	an active program to locate buyers and other actions that are required to sell the store are initiated;
•	a market for the store exists and we believe its sale is likely within one year;
•	active marketing of the store commences at a price that is reasonable in relation to the estimated fair market value; and
•	our management team believes it is unlikely changes will be made to the plan or withdrawal of the plan to dispose of the store will occur.

We reclassify the store’s operations to discontinued operations in our Consolidated Statements of Operations, on a comparable basis for all periods presented, provided we do not expect to have any significant continuing involvement in the store’s operations after its disposal.

In June 2011, we classified the operating results of a Chrysler Jeep Dodge store in Concord, California, which was sold, as discontinued operations.  On October 19, 2011, we sold a Volkswagen store in Thornton, Colorado. We determined the criteria to classify the assets and related liabilities as held for sale had been met as of September 30, 2011, and the historical operating results for the store were classified as discontinued operations.

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue	$6,114	$9,690	$26,157	$31,277

Pre-tax gain from discontinued operations	$199	$397	$964	$382
Gain (loss) on disposal activities	169	-	116	(294)
	368	397	1,080	88
Income tax expense	(144)	(164)	(418)	(40)
Income from discontinued operations, net of income tax expense	$224	$233	$662	$48
Cash generated from disposal activities	$6,105	$-	$6,517	$941
Floor plan debt paid in connection with disposal activities	$-	$-	$-	$2,134

The gain (loss) on disposal activities included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Property, plant and equipment	$-	$-	$-	$(210)
Other	169	-	116	(84)
	$169	$-	$116	$(294)

As of September 30, 2011, we had one store classified as held for sale. There were no stores classified as held for sale as of December 31, 2010. Assets held for sale included the following (in thousands):

September 30, 2011
Inventories	$2,528
Property, plant and equipment	1,673
Goodwill and other intangible assets	711
$4,912

Liabilities related to assets held for sale included the following (in thousands):

September 30, 2011
Floor plan notes payable	$866
$866

Note 17. Dividends
During 2011, we paid dividends of $0.05 per share on our Class A and Class B common stock, or a total of $1.3 million, related to our fourth quarter 2010 financial results, dividends of $0.07 per share, or a total of $1.9 million, related to our first quarter 2011 financial results and dividends of $0.07 per share or a total of $1.8 million, related to our second quarter 2011 financial results. See Note 20 for a discussion of dividends declared related to our third quarter 2011 financial results.

Note 18. Earnings Per Share
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

Except with respect to voting rights, the rights of the holders of our Class A and Class B common stock are identical. Our Restated Articles of Incorporation require that the Class A and Class B common stock must share equally in any dividends, liquidation proceeds or other distribution with respect to our common stock and the Articles of Incorporation can only be amended by a vote of the shareholders. Additionally, Oregon law provides that amendments to our Articles of Incorporation, which would have the effect of adversely altering the rights, powers or preferences of a given class of stock, must be approved by the class of stock adversely affected by the proposed amendment. As a result, the undistributed earnings for each period are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the period had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the distributed and undistributed earnings are equal to net income for that computation.

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS from continuing operations for the three- and nine-month periods ended September 30, 2011 and 2010 (in thousands, except per share amounts):

Three Months Ended September 30,	2011		2010
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$13,992	$2,347	$8,182	$1,377
Distributed income applicable to common stockholders	(1,574)	(264)	(1,119)	(188)
Basic undistributed income from continuing operations applicable to common stockholders	$12,418	$2,083	$7,063	$1,189

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,427	3,762	22,358	3,762

Basic income per share from continuing operations applicable to common stockholders	$0.62	$0.62	$0.37	$0.37
Basic distributed income per share from continuing operations applicable to common stockholders	(0.07)	(0.07)	(0.05)	(0.05)
Basic undistributed income per share from continuing operations applicable to common stockholders	$0.55	$0.55	$0.32	$0.32

Three Months Ended September 30,	2011		2010
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$1,574	$264	$1,119	$188
Reallocation of distributed income as a result of conversion of dilutive stock options	5	(5)	-	-
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	259	-	188	-
Diluted distributed income applicable to common stockholders	$1,838	$259	$1,307	$188
Undistributed income from continuing operations applicable to common stockholders	$12,418	$2,083	$7,063	$1,189
Reallocation of undistributed income as a result of conversion of dilutive stock options	36	(36)	10	(10)
Reallocation of undistributed income due to conversion of Class B to Class A	2,047	-	1,179	-
Diluted undistributed income from continuing operations applicable to common stockholders	$14,501	$2,047	$8,252	$1,179

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	22,427	3,762	22,358	3,762
Weighted average number of shares from stock options	465	-	208	-
Conversion of Class B to Class A common shares outstanding	3,762	-	3,762	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,654	3,762	26,328	3,762

Diluted income per share from continuing operations applicable to common stockholders	$0.61	$0.61	$0.36	$0.36
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.07)	(0.07)	(0.05)	(0.05)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$0.54	$0.54	$0.31	$0.31

Three Months Ended September 30,	2011		2010
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	275	-	708	-

Nine Months Ended September 30,	2011		2010
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$33,797	$5,635	$7,948	$1,344
Distributed income applicable to common stockholders	(4,291)	(715)	(2,230)	(377)
Basic undistributed income from continuing operations applicable to common stockholders	$29,506	$4,920	$5,718	$967

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,562	3,762	22,249	3,762

Basic income per share from continuing operations applicable to common stockholders	$1.50	$1.50	$0.36	$0.36
Basic distributed income per share from continuing operations applicable to common stockholders	(0.19)	(0.19)	(0.10)	(0.10)
Basic undistributed income per share from continuing operations applicable to common stockholders	$1.31	$1.31	$0.26	$0.26

Nine Months Ended September 30,	2011		2010
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$4,291	$715	$2,230	$377
Reallocation of distributed income as a result of conversion of dilutive stock options	11	(11)	3	(3)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	704	-	374	-
Diluted distributed income applicable to common stockholders	$5,006	$704	$2,607	$374
Undistributed income from continuing operations applicable to common stockholders	$29,506	$4,920	$5,718	$967
Reallocation of undistributed earnings as a result of conversion of dilutive stock options	76	(76)	7	(7)
Reallocation of undistributed income due to conversion of Class B to Class A	4,844	-	960	-
Diluted undistributed income from continuing operations applicable to common stockholders	$34,426	$4,844	$6,685	$960

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	22,562	3,762	22,249	3,762
Weighted average number of shares from stock options	414	-	180	-
Conversion of Class B to Class A common shares outstanding	3,762	-	3,762	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,738	3,762	26,191	3,762

Diluted income per share from continuing operations applicable to common stockholders	$1.47	$1.47	$0.35	$0.35
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.19)	(0.19)	(0.10)	(0.10)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$1.28	$1.28	$0.25	$0.25

Nine Months Ended September 30,	2011		2010
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	314	-	725	-

Note 19. Recent Accounting Pronouncements
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” which eliminates the current option of reporting other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. Upon adoption of ASU 2011-05, comprehensive income will either be reported in a single continuous financial statement or in two separate but consecutive financial statements. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011. Since ASU 2011-05 just relates to presentation of comprehensive income, we do not believe our adoption of ASU 2011-05 in the first quarter of 2012 will have any impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU 2011-08, “Testing Goodwill for Impairment,” which simplifies how the test for goodwill impairment is performed. A qualitative assessment may now be performed first to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If the qualitative analysis determines there is more than a 50% chance the fair value of the reporting unit is less than its carrying amount, performance of the two-step goodwill impairment test will be required. ASU 2011-08 is effective for fiscal years and interim periods beginning after December 15, 2011 and early adoption of the standard is permitted.  We do not expect the adoption of ASU 2011-08 to have any impact on our financial position, results of operations or cash flows.

Note 20. Subsequent Events

Acquisition of Stores
On October 6, 2011 we acquired the inventory, equipment, intangible assets and certain reserves related to Subaru and Mitsubishi brands of Fresno, California from Herwaldt Automotive Group for a purchase price of $2.9 million, of which $2.1 million was paid in cash and $0.8 million was financed through a floor plan credit facility. As of October 28, 2011, the initial accounting for determining the acquisition-date fair value for each major class of assets and liabilities acquired, including goodwill, was not yet complete.

Disposal of Real Estate
In October 2011, we disposed of real estate in Vacaville, California.  The disposal generated net cash of approximately $3.0 million, after the payoff of the outstanding mortgage of $11.8 million, and resulted in a pre-tax gain of approximately $6.3 million.

Disposal of Store
In October 2011, we disposed of the Lithia Volkswagen of Thornton store in Thornton, Colorado. The disposal generated cash of approximately $4.8 million and resulted in a gain of $0.9 million.

Common Stock Dividend
On October 26, 2011, we announced that our Board of Directors approved a dividend of $0.07 per share on our Class A and Class B common stock related to our third quarter 2011 financial results. The dividend will total approximately $1.8 million and will be paid on November 25, 2011 to shareholders of record on November 11, 2011.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements and Risk Factors
Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Part II - Other Information, Item 1A. in this Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the SEC.

While we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward looking statements. Any forward looking statement speaks only as of the date on which it is made. We assume no obligation to update or revise any forward looking statements.

Overview
We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of October 28, 2011, we offered 28 brands of new vehicles and all brands of used vehicles in 86 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks and replacement parts; provide vehicle maintenance, warranty, paint and repair services and arrange related financing, service contracts, protection products and credit insurance.

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

We also believe that we can continue to improve operations at our existing stores. By promoting entrepreneurial leadership in our general manager position, we anticipate continuing improvement in the percentage of new vehicle sales we capture in our local markets. While we retail approximately one used vehicle for every new vehicle sold, we believe we can make additional improvements in our used vehicle sales performance by offering lower-priced value vehicles and selling brands other than the new vehicle franchise at each location. Our service, body and parts operations provide important repeat business for our stores. We have increased our marketing efforts, lowered prices on routine maintenance items and focused on offering more commodity products to offset the impact of fewer units in operations.  In 2011, we also focused on organic growth through improved operations.

We believe our cost structure is aligned with current industry sales levels. Through initiatives started in the second quarter of 2008, we have successfully established a cost structure which can be leveraged as vehicle sales levels improve. As we focus on maintaining discipline in controlling costs, we target retaining, on a pre-tax basis, 50% of each incremental gross profit dollar after deducting selling, general and administrative (“SG&A”) expense.

Results of Continuing Operations
For the three months ended September 30, 2011 and 2010, we reported income from continuing operations, net of tax, of $16.3 million, or $0.61 per diluted share, and $9.6 million, or $0.36 per diluted share, respectively.

For the nine months ended September 30, 2011 and 2010, we reported income from continuing operations, net of tax, of $39.4 million, or $1.47 per diluted share, and $9.3 million, or $0.35 per diluted share, respectively.

Discontinued Operations
Results for sold or closed stores qualifying for reclassification under the applicable accounting guidance are presented as discontinued operations in our Consolidated Statements of Operations. As a result, our results from continuing operations are presented on a comparable basis for all periods.

The income from discontinued operations for the three months ended September 30, 2011 and 2010 totaled $224,000 and $233,000, respectively, and for the nine months ended September 30, 2011 and 2010 totaled $662,000 and $48,000, respectively. See Note 16 of the Condensed Notes to Consolidated Financial Statements for additional information.

Key Performance Metrics
Certain key performance metrics for revenue and gross profit were as follows for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

Three months ended September 30, 2011	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$391,120	53.0%	$29,945	7.7%	24.2%
Used vehicle retail	189,338	25.7	27,457	14.5	22.2
Used vehicle wholesale	36,612	4.9	(85)	(0.2)	(0.1)
Finance and insurance(1)	23,029	3.1	23,029	100.0	18.6
Service, body and parts	87,669	11.9	42,635	48.6	34.5
Fleet and other	10,133	1.4	690	6.8	0.6
	$737,901	100.0%	$123,671	16.8%	100.0%

Three months ended September 30, 2010	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$288,125	50.3%	$23,839	8.3%	23.1%
Used vehicle retail	156,539	27.3	22,937	14.7	22.2
Used vehicle wholesale	30,414	5.3	28	0.1	-
Finance and insurance(1)	18,629	3.3	18,629	100.0	18.1
Service, body and parts	76,169	13.3	37,319	49.0	36.2
Fleet and other	3,121	0.5	437	14.0	0.4
	$572,997	100.0%	$103,189	18.0%	100.0%

Nine months ended September 30, 2011	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,052,252	52.3%	$81,006	7.7%	23.4%
Used vehicle retail	525,919	26.1	78,069	14.8	22.6
Used vehicle wholesale	95,882	4.7	593	0.6	0.2
Finance and insurance(1)	63,815	3.2	63,815	100.0	18.5
Service, body and parts	245,148	12.2	119,423	48.7	34.6
Fleet and other	30,467	1.5	2,522	8.3	0.7
	$2,013,483	100.0%	$345,428	17.2%	100.0%

Nine months ended September 30, 2010	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$765,009	49.3%	$63,711	8.3%	22.6%
Used vehicle retail	435,186	28.1	62,324	14.3	22.1
Used vehicle wholesale	78,895	5.1	696	0.9	0.3
Finance and insurance(1)	49,096	3.2	49,096	100.0	17.4
Service, body and parts	213,926	13.8	104,813	49.0	37.2
Fleet and other	8,620	0.5	1,228	14.2	0.4
	$1,550,732	100.0%	$281,868	18.2%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data
We believe that same store comparisons are a key indicator of our financial performance. Same store metrics demonstrate our ability to grow our revenue and profitability in our existing locations. As a result, same store comparisons have been integrated into the discussion below.

A same store basis represents stores that were operating during the three- and nine-month periods ended September 30, 2011, and only includes the months when operations occur in both comparable periods. For example, a store acquired in August 2010 would be included in same store operating data beginning in September 2011, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the period of September for both comparable periods.

New Vehicle Revenues
	Three Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2011	2010	Increase	Increase
Reported
Revenue	$391,120	$288,125	$102,995	35.7%
Retail units sold	11,729	9,045	2,684	29.7
Average selling price per retail unit	$33,346	$31,855	$1,491	4.7

Same store
Revenue	$369,518	$287,821	$81,697	28.4%
Retail units sold	11,213	9,030	2,183	24.2
Average selling price per retail unit	$32,954	$31,874	$1,080	3.4

	Nine Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2011	2010	Increase	Increase
Reported
Revenue	$1,052,252	$765,009	$287,243	37.5%
Retail units sold	32,386	24,345	8,041	33.0
Average selling price per retail unit	$32,491	$31,424	$1,067	3.4

Same store
Revenue	$999,136	$765,861	$233,275	30.5%
Retail units sold	31,011	24,364	6,647	27.3
Average selling price per retail unit	$32,219	$31,434	$785	2.5

New vehicle sales in the third quarter of 2011 improved compared to the third quarter of 2010 as both volumes and average selling prices increased. We remain focused on increasing our share of overall new vehicle sales within our markets, and have targeted increased market share as an operational objective in 2011. As a result of this initiative, as well as improved consumer demand, domestic brand new vehicle same store sales increased 47% and 44%, respectively, in the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010.

Import and luxury brands had a same store sales improvement of 7% and 15%, respectively, for the three- and nine-month periods ended September 30, 2011 compared to the same periods of 2010. The sales growth for these brands was not as robust as domestic brands as inventory constraints resulting from the events in Japan and the subsequent disruption to new vehicle supply affected sales.

Used Vehicle Retail Revenues
	Three Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2011	2010	Increase	Increase
Reported
Retail revenue	$189,338	$156,539	$32,799	21.0%
Retail units sold	10,912	9,547	1,365	14.3
Average selling price per retail unit	$17,351	$16,397	$954	5.8

Same store
Retail revenue	$177,737	$155,620	$22,117	14.2%
Retail units sold	10,395	9,480	915	9.7
Average selling price per retail unit	$17,098	$16,416	$682	4.2

	Nine Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2011	2010	Increase	Increase
Reported
Retail revenue	$525,919	$435,186	$90,733	20.8%
Retail units sold	30,758	26,133	4,625	17.7
Average selling price per retail unit	$17,099	$16,653	$446	2.7

Same store
Retail revenue	$499,349	$432,154	$67,195	15.5%
Retail units sold	29,496	25,927	3,569	13.8
Average selling price per retail unit	$16,929	$16,668	$261	1.6

We continue to emphasize used vehicle retail sales. The initiatives started in 2010 focus on increasing the number of lower-price, higher-margin, older used vehicles we sell and increasing the sale of brands other than the store’s new vehicle franchise. We have expanded sales of these vehicles to comprise a larger part of our used vehicle retail business. Our retail used to new vehicle sales ratio fell slightly to 0.9:1 for the three- and nine-month periods ended September 30, 2011 compared to 1.1:1 in the same periods in 2010, primarily related to stronger growth in new vehicle sales in 2011. Our goal continues to be a retail used to new ratio of 1.0:1.

We anticipate potential supply constraints in late-model used vehicles as a result of the lower new vehicle sales in 2008, 2009 and 2010. To counteract this trend, we will continue to focus on growing our sales of older used vehicles and increasing the conversion of vehicles acquired via trade-in to retail used vehicle sales.

Used Vehicle Wholesale Revenues
	Three Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2011	2010	Increase	Increase
Reported
Wholesale revenue	$36,612	$30,414	$6,198	20.4%
Wholesale units sold	4,618	3,984	634	15.9
Average selling price per wholesale unit	$7,928	$7,634	$294	3.9

Same store
Wholesale revenue	$34,841	$30,158	$4,683	15.5%
Wholesale units sold	4,477	3,959	518	13.1
Average selling price per wholesale unit	$7,782	$7,618	$164	2.2

	Nine Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2011	2010	Increase	Increase
Reported
Wholesale revenue	$95,882	$78,895	$16,987	21.5%
Wholesale units sold	12,246	10,476	1,770	16.9
Average selling price per wholesale unit	$7,830	$7,531	$299	4.0

Same store
Wholesale revenue	$92,445	$77,487	$14,958	19.3%
Wholesale units sold	11,912	10,344	1,568	15.2
Average selling price per wholesale unit	$7,761	$7,491	$270	3.6

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. The increases in wholesale revenues are mainly due to increased volume. More recently, we have concentrated on directing more lower-priced, older vehicles to retail sale rather than wholesale disposal. As a result, for the three- and nine-month periods ended September 30, 2011, we have seen an increase in the average selling price per wholesale unit, and have increased wholesale revenues by a larger percentage than wholesale units.

Finance and Insurance
	Three Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2011	2010	Increase	Increase
Reported
Revenue	$23,029	$18,629	$4,400	23.6%
Revenue per retail unit	$1,017	$1,002	$15	1.5

Same store
Revenue	$21,741	$18,032	$3,709	20.6%
Revenue per retail unit	$1,006	$974	$32	3.3

	Nine Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2011	2010	Increase	Increase
Reported
Revenue	$63,815	$49,096	$14,719	30.0%
Revenue per retail unit	$1,011	$973	$38	3.9

Same store
Revenue	$60,474	$47,264	$13,210	27.9%
Revenue per retail unit	$999	$940	$59	6.3

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

Penetration rates for certain products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Finance and insurance	74%	72%	73%	71%
Service contracts	40	40	40	41
Lifetime oil change and filter	36	34	37	34

Service, Body and Parts Revenue

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Reported
Customer pay	$50,317	$43,395	$6,922	16.0%
Warranty	14,227	13,131	1,096	8.3
Wholesale parts	15,194	12,484	2,710	21.7
Body shop	7,931	7,159	772	10.8
Total service, body and parts	$87,669	$76,169	$11,500	15.1%

Same store
Customer pay	$44,365	$43,286	$1,079	2.5%
Warranty	12,393	13,082	(689)	(5.3)
Wholesale parts	13,608	12,426	1,182	9.5
Body shop	7,859	7,126	733	10.3
Total service, body and parts	$78,225	$75,920	$2,305	3.0%

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Reported
Customer pay	$137,554	$120,458	$17,096	14.2%
Warranty	41,433	37,753	3,680	9.7
Wholesale parts	42,633	35,738	6,895	19.3
Body shop	23,528	19,977	3,551	17.8
Total service, body and parts	$245,148	$213,926	$31,222	14.6%

Same store
Customer pay	$124,995	$120,203	$4,792	4.0%
Warranty	37,181	37,702	(521)	(1.4)
Wholesale parts	39,598	35,541	4,057	11.4
Body shop	23,005	19,945	3,060	15.3
Total service, body and parts	$224,779	$213,391	$11,388	5.3%

Our service, body and parts business continued to improve in the third quarter of 2011. Our customer pay business continued to increase as we maintained our focus on retaining customers through competitively-priced routine maintenance offerings and increased marketing efforts.

Same store warranty sales for the three months ended September 30, 2011, decreased 5.3% compared to the same period in 2010. Import and luxury brand warranty work decreased 2.2% on a same store basis in the three months ended September 30, 2011 compared to the same period in 2010.  In addition, there was a 7.9% decrease for domestic brands on a same store basis. Warranty work continues to be negatively impacted by the decline in units in operation associated with the lower Seasonally Adjusted Annual Rate (“SAAR”) levels in 2008, 2009 and 2010 and increased vehicle reliability. In addition, domestic brand warranty work has been more acutely impacted due to a loss of market share in addition to lower overall sales levels.

We continue to grow our wholesale parts and body shop sales in 2011. These businesses represented 27.4% and 27.9%, respectively, of our same store service, body and parts revenue mix for the three- and nine-month periods ended September 30, 2011 and grew 9.8% and 12.8%, respectively, on a same store basis in those periods compared to the same periods in 2010. We have implemented initiatives in both categories to aggressively pursue revenue increases. As both wholesale parts and body shop margins are lower than service work, we expect gross margins may modestly decline as these areas of the business comprise a larger portion of the total.

Gross Profit
Gross profit increased $20.5 million and $63.6 million, respectively, in the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010 due to increases in total revenues, offset by a decrease in our overall gross profit margin.  Our gross profit margin by business line was as follows:

			Basis
	Three Months Ended September 30,		Point Change*
	2011	2010
New vehicle	7.7%	8.3%	(60	) bp
Used vehicle retail	14.5	14.7	(20)
Used vehicle wholesale	(0.2)	0.1	(30)
Finance and insurance	100.0	100.0	-
Service, body and parts	48.6	49.0	(40)
Overall	16.8%	18.0%	(120)

			Basis
	Nine Months Ended September 30,		Point Change*
	2011	2010
New vehicle	7.7%	8.3%	(60	) bp
Used vehicle retail	14.8	14.3	50
Used vehicle wholesale	0.6	0.9	(30)
Finance and insurance	100.0	100.0	-
Service, body and parts	48.7	49.0	(30)
Overall	17.2%	18.2%	(100)

* One basis point is equal to 1/100th of one percent.

Our overall gross profit margin decreased slightly in all lines of the business for the three months ended September 30, 2011 and in all areas except used vehicle retail for the nine months ended September 30, 2011. New vehicle margins decreased during 2011 due to reduced manufacturer incentive programs and a shift in vehicle sales mix away from smaller vehicles and import brands which typically have a higher gross margin percentage. Used vehicle margins have increased for the first six months of 2011 due to a scarcity of supply of late model used vehicles.  Supply of these types of vehicles has been lower as a result of reduced new vehicle production in 2008, 2009 and 2010, which was exacerbated by the import brand shortages in the second and third quarters of 2011 as a result of events in Japan. In the three months ended September 30, 2011, used vehicle margins declined due to a slight decline in used vehicle prices. Despite these recent trends, we believe our “single-point” strategy of maintaining franchise exclusivity within the markets we serve protects profitability and allows us to maintain overall margin levels.

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

Asset impairments recorded as a component of continuing operations consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Long-lived assets	$-	$-	$872	$14,751

In the first nine months of 2011, we recorded impairment charges associated with two of our properties. Due to changes in the expected future uses for these facilities and additional market data, the long-lived assets were tested for recoverability. As a result, we determined the carrying values exceeded the fair values of the properties and an asset impairment charge of $0.9 million was recorded during the nine-month period ended September 30, 2011.

In the nine-month period ended September 30, 2010, due to a change in our strategy regarding our real estate held for development, which included engaging buyers with a different commercial retail use for the properties, we were able to more quickly redeploy the invested capital to higher-growth potential opportunities within our business. We tested these long-lived assets for recoverability and determined the carrying values exceeded the fair values of the properties. As a result, a $14.8 million asset impairment charge was recorded for the nine months ended September 30, 2010.

As additional market information becomes available and negotiations with prospective buyers continue, estimated fair market values of our properties may change. These changes may result in the recognition of additional asset impairment charges in future periods.

Selling, General and Administrative Expense (“SG&A”)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Personnel	$56,279	$46,549	$9,730	20.9%
Advertising	6,661	6,858	(197)	(2.9)
Rent	4,013	3,414	599	17.5
Facility costs	6,033	5,901	132	2.2
Other	14,609	13,489	1,120	8.3
Total SG&A	$87,595	$76,211	$11,384	14.9%

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Personnel	$161,903	$135,293	$26,610	19.7%
Advertising	18,994	19,172	(178)	(0.9)
Rent	11,424	11,318	106	0.9
Facility costs	18,614	17,480	1,134	6.5
Other	39,329	36,359	2,970	8.2
Total SG&A	$250,264	$219,622	$30,642	14.0%

SG&A expense increased $11.4 million and $30.6 million, respectively, in the three- and nine-month periods ended September 30, 2011 compared to the same periods in 2010. These changes were driven by increased sales volumes resulting in increased variable costs, offset by a continued focus to reduce or maintain fixed costs and effectively manage variable costs. SG&A as a percentage of gross profit was 70.8% compared to 73.9%, respectively, for the three months ended September 30, 2011 and 2010 and was 72.5% compared to 77.9%, respectively, for the nine months ended September 30, 2011 and 2010. As sales volume increases and we gain leverage in our cost structure, we anticipate achieving metrics of SG&A as a percentage of gross profit in the low 70% range.

We also measure the leverage of our cost structure by evaluating throughput, which is calculated as the incremental percentage of gross profit retained after deducting SG&A expense. For the three- and nine-month periods ended September 30, 2011 and 2010, our incremental throughput was 44.4% compared to 34.8%, respectively, and 51.8% compared to 43.1%, respectively. We completed the acquisition of four stores in 2011, which reduces our throughput. Throughput contributions for new stores are on a ‘first dollar’ basis. For example, if a new store operates at a similar level to our overall SG&A to gross profit percentage, which is in the low- to mid-70s, a 30% throughput is implied. Also, as we target underperforming stores, which often have less efficient cost structures than our existing portfolio, their percentage of SG&A to gross profit may be significantly higher than our overall company average. As these locations have been in our portfolio for over a year, we expect our incremental throughput to return to our target of approximately 50%.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or betterments, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended September 30,			%
(Dollars in thousands)	2011	2010	Increase	Increase
Depreciation and amortization	$4,201	$4,182	$19	0.5%

	Nine Months Ended September 30,			%
(Dollars in thousands)	2011	2010	Decrease	Decrease
Depreciation and amortization	$12,593	$13,221	$(628)	(4.8)%

Depreciation and amortization for the three months ended September 30, 2011 was consistent with the same period in 2010 and decreased $0.6 million in the nine-month period ended September 30, 2011 compared to the same period of 2010. This was due primarily to the sale of facilities in the second half of 2010 and early 2011.

Operating Income
Operating income in the three-month period ended September 30, 2011 was 4.3% of revenue compared to 4.0% in the comparable period of 2010. Operating income in the nine-month period ended September 30, 2011 was 4.1% of revenue compared to 2.2% in the comparable period of 2010. These improvements were primarily due to improved sales and continued cost control in both the three- and nine-month periods and lower asset impairment charges in the nine-month period.

Floor Plan Interest Expense and Floor Plan Assistance
Floor plan interest expense decreased $1.0 million in the three-month period ended September 30, 2011 compared to the same period of 2010. An increase of $0.8 million resulted from changes in the average outstanding balances of our floor plan facilities. Changes in the average interest rates on our floor plan facilities decreased the expense $0.5 million and changes related to our interest rate swaps resulted in a decrease of $1.3 million.

Floor plan interest expense decreased $0.3 million in the nine-month period ended September 30, 2011 compared to the same period of 2010. An increase of $1.8 million resulted from changes in the average outstanding balances of our floor plan facilities. Changes in the average interest rates on our floor plan facilities decreased the expense $1.0 million and changes related to our interest rate swaps resulted in a decrease of $1.1 million.

Floor plan assistance is provided by manufacturers to support store financing of new vehicle inventory. Under accounting standards, floor plan assistance is recorded as a component of new vehicle gross profit when the specific vehicle is sold. However, as manufacturers provide this assistance to offset inventory carrying costs, we believe a comparison of floor plan interest expense to floor plan assistance may be used to evaluate the efficiency of our new vehicle sales relative to stocking levels. The following tables detail the carrying costs for new vehicles and include new and program vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Floor plan interest expense (new vehicles)	$2,066	$3,047	$(981)	(32.2)%
Floor plan assistance (included as an offset to cost of sales)	(3,542)	(2,549)	993	39.0
Net new vehicle carrying costs	$(1,476)	$498	$(1,974)	(396.4)%

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Floor plan interest expense (new vehicles)	$8,018	$8,276	$(258)	(3.1)%
Floor plan assistance (included as an offset to cost of sales)	(9,680)	(7,047)	2,633	37.4
Net new vehicle carrying costs	$(1,662)	$1,229	$(2,891)	(235.2)%

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle credit facility.

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Mortgage interest	$2,712	$3,424	$(712)	(20.8)%
Other interest	414	294	120	40.8
Capitalized interest	(44)	-	44	-
Total other interest expense	$3,082	$3,718	$(636)	(17.1)%

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Mortgage interest	$8,339	$10,229	$(1,890)	(18.5)%
Other interest	1,149	603	546	90.5
Capitalized interest	(93)	-	93	-
Total other interest expense	$9,395	$10,832	$(1,437)	(13.3)%

For the three- and nine-month periods ended September 30, 2011, compared to the same periods of 2010, other interest expense decreased $0.6 million and $1.4 million, respectively, primarily due to decreases in outstanding real estate mortgage debt, partially offset by an increase in interest on our working capital, acquisition and used vehicle credit facility due to a higher volume of borrowing compared to the same periods in 2010.

Income Tax Expense
Our effective income tax rate was 39.4% for the three-month period ended September 30, 2011, compared to 40.6% in the comparable period of 2010.  Our effective income tax rate was 39.1% for the nine-month period ended September 30, 2011, compared to 40.1% in the comparable period of 2010.

For the full year 2011, we anticipate our income tax rate to be approximately 39.2%.

Non-GAAP Reconciliations
We believe each of the non-GAAP financial measures below improves the transparency of our disclosures, provides a meaningful presentation of our results from the core business operations excluding adjustments for items not related to our ongoing core business operations or other non-cash adjustments, and improves the period-to-period comparability of our results from the core business operations. These presentations are not intended to provide SG&A expense, income from operations, income from continuing operations before income taxes, income from continuing operations or diluted income per share from continuing operations in accordance with GAAP and should not be considered an alternative to GAAP measures.

The following table reconciles certain reported GAAP amounts per the Consolidated Statements of Operations to the comparable non-GAAP amounts (dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
SG&A expense	2011	2010	2011	2010
As reported	$87,595	$76,211	$250,264	$219,622
Disposal gain	-	-	580	365
Reserve adjustments	-	-	-	(1,334)
Adjusted	$87,595	$76,211	$250,844	$218,653

SG&A expense as a % of gross profit
As reported	70.8%	73.9%	72.5%	77.9%
Adjusted	70.8	73.9	72.6	77.6

Income from operations
As reported	$31,875	$22,796	$81,699	$34,274
Impairments and disposal gain	-	-	292	14,452
Reserve adjustments	-	-	-	1,334
Adjusted	$31,875	$22,796	$81,991	$50,060

Income from operations as % of total revenues
As reported	4.3%	4.0%	4.1%	2.2%
Adjusted	4.3	4.0	4.1	3.2

Income from continuing operations before income taxes
As reported	$26,943	$16,104	$64,749	$15,520
Impairments and disposal gain	-	-	292	14,452
Reserve adjustments	-	-	-	1,334
Adjusted	$26,943	$16,104	$65,041	$31,306

Income from continuing operations before income taxes as a % of total revenues
As reported	3.7%	2.8%	3.2%	1.0%
Adjusted	3.7	2.8	3.2	2.0

Income from continuing operations
As reported	$16,339	$9,559	$39,432	$9,292
Impairments and disposal gain	-	-	176	8,776
Reserve adjustments	-	-	-	722
Adjusted	$16,339	$9,559	$39,608	$18,790

Diluted income per share from continuing operations
As reported	$0.61	$0.36	$1.47	$0.35
Impairments and disposal gain	-	-	0.01	0.34
Reserve adjustments	-	-	-	0.03
Adjusted	$0.61	$0.36	$1.48	$0.72

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

Below is a summary and discussion of our available funds (in thousands):

	As of September 30,	As of December 31,	Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Cash and cash equivalents	$15,936	$9,306	$6,630	71.2%
Available credit on the Revolving Line of Credit(1)	28,800	23,332	5,468	23.4
Unfinanced new vehicles	48,674	65,601	(16,927)	(25.8)
Total available funds	$93,410	$98,239	$(4,829)	(4.9)%

(1)	This available amount was available once all conditions precedent to fund were met, which was on October 7, 2011.

Historically, we have raised capital through the sale of assets, sale of stores, issuance of stock and the issuance of debt. We may strategically use excess cash to reduce the amount of debt outstanding when appropriate. During the nine months ended September 30, 2011 and September 30, 2010, we generated $11.7 million and $20.4 million, respectively, through the sale of assets and stores and the issuance of long-term debt (primarily related to the financing of certain real estate), net of debt repayments in excess of scheduled amounts.

In the first nine months of 2011, we invested approximately $58.4 million for the purchase of three stores in Portland, Oregon and the opening of an awarded franchise in Klamath Falls, Oregon. We subsequently financed the real estate associated with some of these stores for $13.1 million. We estimate the stores will provide $185 million in revenues over the next twelve months.

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

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

	Outstanding as of September 30, 2011	Remaining Available as of September 30, 2011
Floor plan facilities	$324,307	$-	(1)(2)
Revolving line of credit	69,000	28,800	(3)(4)(5)
Real estate mortgages	222,991	-
Other debt	5,596	-
Total debt	$621,894	$28,800

(1)	Certain new and program floor plan lines have maximum availability limits. Depending on the provider, these limits are applied in the aggregate, individually or on a unit basis.
(2)	We had approximately $48.7 million in unfloored new vehicles at September 30, 2011.
(3)	Reduced by $2.2 million for outstanding letters of credit.
(4)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(5)	This available amount was available once all conditions precedent to fund were met, which was on October 7, 2011.

New and Program Vehicle Floor plan Lines
Mercedes-Benz Financial Services USA, LLC, Toyota Financial Services, Ford Motor Credit Company, VW Credit, Inc., American Honda Finance Corporation, Nissan Motor Acceptance Corporation and BMW Financial Services NA, LLC provide new vehicle floor plan financing for their respective brands. Ally Bank serves as the primary lender for all other brands. On September 30, 2011, we entered into a three-year $200 million credit facility with U.S. Bank National Association and JPMorgan Chase Bank, N.A., which included a $100 million floor plan commitment. We could borrow on this facility effective October 7, 2011. The new and program vehicle lines are secured by new and program vehicle inventory of the stores financed by that lender. The weighted average interest rate associated with our new and program vehicle lines, excluding the effects of our interest rate swaps, was 2.7% at September 30, 2011. We estimate the weighted average interest rate associated with our new vehicle floor plan lines, adjusted for the new floor plan facility and assuming amounts outstanding as of the end of the quarter, would have decreased our weighted average interest rate approximately 10 basis points.

Vehicles financed by lenders not directly associated with the manufacturer are classified as floor plan notes payable: non-trade and are included as a financing activity in our Consolidated Statements of Cash Flows. Vehicles financed by lenders directly associated with the manufacturer are classified as floor plan notes payable and are included as an operating activity in our Consolidated Statements of Cash Flows.

To improve the visibility of cash flows related to vehicle financing, which is a core part of our business, the non-GAAP financial measures below demonstrate cash flows assuming all floor plan notes payable are included as an operating activity. We believe that this non-GAAP financial measure improves the transparency of our disclosure by considering all cash flows to finance our inventory.

	For the Nine Months Ended September 30,
(In thousands)	2011	2010
Net cash (used in) provided by operating activities
As reported	$3,427	$(15,987)
Change in floor plan notes payable: non-trade	67,402	13,807
Adjusted	$70,829	$(2,180)

Net cash provided by (used in) financing activities
As reported	$67,688	$35,010
Change in floor plan notes payable: non-trade	(67,402)	(13,807)
Adjusted	$286	$21,203

Working Capital, Acquisition and Used Vehicle Credit Facility
On September 30, 2011, we entered into a new three-year loan agreement which includes a $100 million credit facility with U.S. Bank National Association and JPMorgan Chase Bank, N.A. As of September 30, 2011, approximately $28.8 million was available on the credit facility, which we could fund effective October 7, 2011. We believe the credit facility is an attractive source of financing given the current cost and availability of credit alternatives. The interest rate on the credit facility is the one-month LIBOR plus 2.25%, which totaled 2.5% at September 30, 2011.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate and leasehold improvements. Interest rates related to this debt ranged from 2.0% to 7.3% at September 30, 2011. The mortgages are payable in various installments through May 2031 with approximately $3.0 million maturing in November 2011 and no other maturities until 2013.

Our other debt includes various notes, capital leases and obligations assumed as a result of acquisitions and other agreements and have interest rates that range from 4.0% to 9.0% at September 30, 2011.

Debt Covenants
Under the terms of our Credit Facility and other debt agreements, we are subject to certain financial and restrictive covenants. In addition, the covenants place limitations or restrictions on our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Debt Covenant Ratio	Requirement	As of September 30, 2011
Current ratio	Not less than 1.20 to 1	1.45 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	1.69 to 1
Liabilities to tangible net worth ratio	Not more than 4.00 to 1	2.87 to 1
Funded debt restriction	Not to exceed $310 million	$228.6 million

Based on the information in the above table, we were in compliance with the financial covenants in our Credit Facility and other debt agreements as of September 30, 2011.

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

Inventories
We calculate days supply based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. As of September 30, 2011, our new vehicle days supply was 66, or 7 days lower than our days supply as of September 30, 2010. Our days supply of used vehicles was 53 days as of September 30, 2011, or 4 days higher than our days supply level as of September 30, 2010. We have continued to focus on managing our mix and maintaining an appropriate level of used vehicle inventory.

Capital Expenditures
Capital expenditures were $23.0 million and $3.7 million for the nine months ended September 30, 2011 and 2010, respectively. The increase in capital expenditures in 2011 compared to the same period of 2010 was related to improvements at certain of our store facilities, the purchase of new store locations, replacement of equipment and construction of a new headquarters building.

We anticipate approximately $35.0 million in capital expenditures for all of 2011. This amount is associated with improvements to and purchases of certain store facilities, replacement of equipment and future relocation to a new headquarters building.

Many manufacturers provide assistance in the form of additional vehicle incentives if facilities meet image standards and requirements. Accordingly, we believe it is an attractive time to invest in certain facility upgrades and remodels that will generate additional manufacturer incentive payments. Also, recently enacted tax law changes that accelerate deductions for capital expenditures have accelerated project timelines to ensure completion before the law changes expire.

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

Dividends
In the first nine months of 2011, we paid dividends on our Class A and Class B common stock totaling $5.0 million. In addition, our Board of Directors approved a dividend of $0.07 per share on our Class A and Class B common stock related to our third quarter 2011 financial results. The dividend will total approximately $1.8 million and will be paid on November 25, 2011 to shareholders of record on November 11, 2011.

Share Repurchase Program
In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through September 30, 2011, we have purchased all available shares under this program, 419,376 of which were purchased during 2011 at an average price of $17.92 per share.

In August 2011, our Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of our Class A common stock. Through September 30, 2011, we have purchased 234,033 shares under this program at an average price of $16.30 per share.

As of September 30, 2011, 1,765,967 shares remained available for purchase pursuant to this program.  We may continue to purchase shares from time to time in the future as conditions warrant.

Recent Accounting Pronouncements
See Note 19 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

In March 2011, we made a discretionary contribution of $1.3 million to the Plan. The vesting terms range between one and seven years, based on the employee’s position. Participants will receive a guaranteed return of 6% in 2011. As of September 30, 2011, the balance due to participants was $1.1 million and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

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

Text Messaging Claims
In April 2011, a third party vendor assisted us in promoting a targeted “0% financing on used vehicles” advertising campaign during a limited sale period. The marketing included sending a “Short Message Service” communication to cell phones (a “text message”) of our previous customers. The message was sent to over 50,000 cell phones in 14 states. The message indicated that the recipients could “Opt-Out” of receiving any further messages by replying “STOP,” but, due to a technical error, some recipients who responded requesting to be unsubscribed nonetheless may have received a follow-on message.

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

On or about July 5, 2011, a complaint was filed alleging nearly identical claims, also seeking class action designation (Dan McLaren vs. Lithia Motors, Civil # 11-810, United States District Court of Oregon, Portland Division).  This case was stayed pending the outcome of the McClintic matter by order of the court on or about October 11, 2011.  The class representative in the McLaren case also attempted to intervene in the McClintic case.  This intervention motion was denied on October 19, 2011.

We participated in a mediation of the McClintic case and have entered into a settlement agreement with the plaintiffs, which is subject to court approval. Under this settlement agreement, we agreed to pay a total of $2.5 million, all of which such amounts will be reimbursed by the vendor pursuant to contractual indemnification. No assurances can be given that the court will approve the settlement.

Alaska Consumer Protection Act Claims
In December 2006, a suit was filed against us (Jackie Neese, et al vs. Lithia Chrysler Jeep of Anchorage, Inc, et al, Case No. 3AN-06-13341 CI and in April, 2007, a second case (Jackie Neese, et al vs. Lithia Chrysler Jeep of Anchorage, Inc, et al, Case No. 3AN-06-4815 CI) (now consolidated)), in the Superior Court for the State of Alaska, Third Judicial District at Anchorage. In the suits, plaintiffs alleged that we, through our Alaska dealerships, engaged in three practices that purportedly violate Alaska consumer protection laws: (i) charging customers dealer fees and costs (including document preparation fees) not disclosed in the advertised price, (ii) failing to disclose the acquisition, mechanical and accident history of used vehicles or whether the vehicles were originally manufactured for sale in a foreign country, and (iii) engaging in deception, misrepresentation and fraud by providing to customers financing from third parties without disclosing that we receive a fee or discount for placing that loan (a “dealer reserve”). The suit seeks statutory damages of $500 for each violation (or three times plaintiff’s actual damages, whichever is greater), and attorney fees and costs and the plaintiffs sought class action certification.  Before and during the pendency of these suits, we engaged in settlement discussions with the State of Alaska through its Office of Attorney General with respect to the first two practices enumerated above. As a result of those discussions, we entered into a Consent Judgment subject to court approval and permitted potential class members to “opt-out” of the proposed settlement. Counsel for the plaintiffs attempted to intervene and, after various motions, hearings and an appeal to the state Court of Appeals, the Consent Judgment became final.

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

The ultimate resolution of these matters cannot be predicted with certainty, and an unfavorable resolution of any of the matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 1A.  Risk Factors

Adverse conditions resulting from the natural disaster in Japan may negatively impact our business, results of operations, financial condition and cash flows.

In March 2011, an earthquake, tsunami and subsequent nuclear crisis in Japan impacted automotive manufacturers and automotive suppliers. These events damaged facilities, reduced production of vehicles and parts and destroyed inventory in Japan. Many Japanese manufacturers and suppliers were forced to halt production as they reconfigured production logistics. Many plants in Japan were inoperable for a period of time and certain plants continue to run at limited capacity. These events caused a global disruption to the supply of vehicles and automotive parts. As a result, new vehicle sales volumes for these manufacturers were impacted in the second and third quarters of 2011. Vehicle production levels for these automotive manufacturers have improved during the third quarter of 2011. Despite this improvement, inventory levels may not return to normal until early 2012. We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. In the event that manufacturers are unable to supply the needed level of vehicles, our financial performance may be adversely impacted. As of September 30, 2011 and December 31, 2010, we had $347.6 million and $305.7 million, respectively, in new vehicle inventory. We had $25.5 million and $22.2 million in parts and accessories inventory as of September 30, 2011 and December 31, 2010, respectively.

A lack of new vehicle supply may increase demand for late-model used vehicles. In 2009 and 2010, vehicle production and sales in North America were reduced by the recessionary environment. As a result, used vehicle supply, especially late-model vehicles, may be constrained, resulting in increased supply pressures and limited availability. Our used vehicle sales volume could be adversely impacted if we are unable to maintain an adequate supply of vehicles or if we are unable to obtain the makes and models desired by our customers. As of September 30, 2011, and December 31, 2010, we had $116.1 million and $87.3 million, respectively, in used and program vehicle inventory.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the third quarter of 2011:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plans
July 1 to July 31	-	$-	-	416,776
August 1 to August 31	584,776	17.63	584,776	1,832,000
September 1 to September 30	66,033	14.93	66,033	1,765,967
Total	650,809	17.35	650,809	1,765,967

The plan to repurchase up to a total of 1.0 million shares of our Class A common stock, which was approved by our Board of Directors in June 2000 and renewed in August 2005, was fully utilized during the third quarter of 2011. In August 2011, our Board of Directors approved a plan to repurchase up to a total of 2.0 million shares of our Class A common stock. This plan does not have an expiration date.

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Lithia Motors, Inc. - Corrected (filed as Exhibit 3.2 to Form 10-K filed March 16, 2009 and incorporated herein by reference).
10.1	Loan agreement with U.S. National Association and JPMorgan Chase Bank dated September 30, 2011 (filed as exhibit 99.1 to Form 8-K filed October 5, 2011 and incorporated herein by reference).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2011	LITHIA MOTORS, INC.

By:/s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By: /s/ John F. North III
John F. North III
Vice President and
Corporate Controller
(Principal Accounting Officer)