Form 10-K
period 2011-12-31
LITHIA MOTORS INC
filed 2012-02-24
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2011
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [ ] No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:  [  ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ]   Accelerated filer [X]   Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $445,604,000 computed by reference to the last sales price ($19.63) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2011).

The number of shares outstanding of the Registrant’s common stock as of February 24, 2012 was: Class A: 22,235,942 shares and Class B: 3,762,231 shares.

Documents Incorporated by Reference
The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2012 Annual Meeting of Shareholders.

RDGPreambleEnd

LITHIA MOTORS, INC.
2011 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

Forward Looking Statements
Certain statements under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Item 1A. of this Form 10-K.

While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. Any forward looking statement speaks only as of the date on which it is made.  We assume no obligation to update or revise any forward looking statement.

Overview
We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of February 24, 2012, we offered 25 brands of new vehicles and all brands of used vehicles in 86 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks and replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance.

Our dealerships are primarily located throughout the Western and Midwestern regions of the United States. We target mid-sized regional markets for domestic and import franchises and metropolitan markets for luxury franchises. We believe this strategy enables brand exclusivity with minimal competition from other dealerships with the same franchise in the market.

The following table sets forth information about stores that were part of our continuing operations as of December 31, 2011:

State	Number of Stores	Percent of 2011 Revenue
Texas	14	24%
Oregon	20	20
California	11	10
Washington	8	10
Alaska	7	9
Montana	7	8
Idaho	5	6
Iowa	5	5
Nevada	4	5
North Dakota	3	2
New Mexico	1	1
Total	85	100%

Business Strategy and Operations
Our mission statement is: “Driven by our employees and preferred by our customers, Lithia is the leading automotive retailer in each of our markets.” We offer customers personal, convenient, flexible hometown service combined with the large company advantages of selection, competitive pricing, broad access to financing, consistent service, competence and guarantees. We strive for diversification in our products, services, brands and geographic locations to insulate us from market risk and to maintain profitability. We have developed a centralized support structure to reduce store level administrative functions. This allows store personnel to focus on providing a positive customer experience. With our management information systems, our emphasis on standardized operating practices and administrative functions performed centrally in Medford, Oregon, we seek to gain economies of scale from our dealership network.

Our overall strategy is to target mid-sized and rural markets for domestic and import brands and metropolitan markets for luxury brands. We offer a variety of luxury, import and domestic new vehicle brands and models, reducing our dependence on any one manufacturer and our susceptibility to changing consumer preferences. Encompassing economy and luxury cars, sports utility vehicles (SUVs), crossovers, minivans and light trucks, we believe our brand mix is well-suited to what people want in the markets we serve. For example, in the rural, agricultural markets, as opposed to metropolitan markets, we believe more consumers prefer trucks or SUVs, and a larger percentage of customers choose domestic vehicles.

We have centralized many administrative functions to streamline store level operations. Accounts payable, accounts receivable, credit and collections, accounting and taxes, payroll and benefits, information technology, legal, human resources, personnel development, treasury, cash management, advertising and marketing are all centralized at our corporate headquarters. The reduction of administrative functions at our stores allows our local managers to focus on customer-facing opportunities to generate increased revenues and gross profit. Our operations are supported by our dedicated training and personnel development program, which shares best practices across our dealership network and seeks to develop our store management talent.

Operations are structured to promote an entrepreneurial environment at the dealership level. Each store’s general manager and department managers, with assistance from regional and corporate management, are responsible for developing retail models that perform in their communities. They are the leaders in driving dealership operations, personnel development, manufacturer relationships, store culture and financial performance.

During 2011, we focused on the following areas to achieve our mission:
•	increasing revenues in all business lines;
•	capturing a greater percentage of overall new vehicle sales in our local markets;
•	increasing sales of manufacturer certified pre-owned used vehicles; three to seven years old, lower-mileage vehicles; and value autos to reach additional customers;
•	diversifying our franchise mix through acquisitions;
•	increasing our return to investors through dividends and strategic share buy backs;
•	utilizing prudent cash management, including investing capital to produce accretive returns; and
•	reducing our exposure to pending debt maturities by renewing and extending debt instruments.

We believe our cost structure is aligned with current industry sales levels and is positioned to be leveraged as vehicle sales levels continue to improve. Our selling, general and administrative (“SG&A”) expense as a percentage of gross profit improved to 71.6% in 2011 compared to 78.6% in 2010. The 2011 results included a $6.3 million gain on the sale of property in California. Adjusting for this gain and other pro forma items, our adjusted SG&A expense as a percentage of gross profit in 2011 was 72.9%.

We also measure the leverage of our cost structure by evaluating throughput, which is calculated as the incremental percentage of gross profit retained after deducting SG&A expense. For the years ended December 31, 2011 and 2010, our incremental throughput was 58.1% and 42.9%, respectively. Adjusting for the gain on the sale of property in California and other non-core items, our adjusted throughput in 2011 was 49.3%.

We believe we are well positioned to improve our SG&A expense leverage as vehicle sales levels continue to improve. As sales volume increases and we gain leverage in our cost structure, we anticipate achieving metrics of SG&A as a percentage of gross profit in the low 70% range and incremental throughput of approximately 50%.

We continuously evaluate our portfolio of franchises, divesting stores that are not expected to meet our financial return requirements while selectively acquiring attractive stores in our target markets. In the past three years, we generated $52.5 million in cash by divesting stores that did not meet our financial return expectations. Additionally, in 2011 and 2010, we spent $84.2 million in cash on acquisitions which increase revenue and diversify our portfolio.

New Vehicles
In 2011, we sold 43,273 new vehicles, generating 24% of our gross profit for the year. New vehicle sales also have the potential to create incremental profit opportunities through manufacturer incentives, resale of trade-in vehicles, sale of third-party financing, vehicle service and insurance contracts, and future service and repair work.

In 2011, we represented 26 domestic and import brands ranging from economy to luxury cars, sport utility vehicles, crossovers, minivans and light trucks.

Manufacturer	Percent of 2011 Total Revenue	Percent of 2011 New Vehicle Revenue	Percent of 2011 New Vehicle Gross Profit
Chrysler, Jeep, Dodge	17.1%	32.4%	29.9%
Chevrolet, Cadillac, Saab	8.9	16.8	15.8
Toyota, Scion	5.6	10.5	10.4
BMW, Mini	5.3	10.1	9.3
Honda, Acura	2.9	5.6	7.1
Ford, Lincoln	3.3	6.2	5.0
Subaru	2.2	4.2	3.7
Hyundai	2.1	3.9	6.1
Volkswagen, Audi	1.1	2.1	2.6
Nissan	1.4	2.7	3.1
Mercedes, smart	2.0	3.7	4.7
Kia	0.4	0.8	0.9
Porsche	0.4	0.7	0.9
Mazda	0.2	0.3	0.5
Suzuki	*	*	*
Mitsubishi	*	*	*
Total	52.9%	100.0%	100.0%

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

Used Vehicles
At each new vehicle store, we also sell used vehicles. In 2011, retail used vehicle sales generated 22% of our gross profit.

Our used vehicle operations give us an opportunity to:
•	generate sales to customers financially unable or unwilling to purchase a new vehicle;
•	generate sales of vehicle brands other than the store’s new vehicle franchise;
•	increase new and used vehicle sales by aggressively pursuing customer trade-ins; and
•	increase finance and insurance revenues and service and parts sales.

Our longer-term strategy is to maintain a ratio of one retail used vehicle sale to one retail new vehicle sale. As of December 31, 2011 and 2010, we had a ratio of 0.9:1 and 1.0:1, respectively. In addition, our stores currently sell an average of 40 retail used vehicle units per month and our longer-term strategy is to increase monthly sales to an average of 60 units. In 2011, we experienced stronger growth in new vehicle sales compared to 2010, resulting in performance slightly below our goal.

We strive to achieve this strategy through offering three categories of used vehicles: manufacturer certified pre-owned used vehicles; three to seven years old, lower-mileage vehicles; and value autos. We offer manufacturer certified pre-owned used vehicles at most of our franchised dealerships. These vehicles undergo additional reconditioning and receive an extended factory-provided warranty. Late model, lower-mileage vehicles are highly reconditioned and offer a Lithia certified warranty. Value autos are older, higher mileage vehicles that undergo a safety check and a lesser degree of reconditioning. Value autos are offered to customers who require a less expensive vehicle with lower monthly payments.

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

Wholesale transactions result from vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. As part of our used vehicle strategy, we have concentrated on directing more lower-priced, older vehicles to retail sale rather than wholesale disposal.

Vehicle Financing, Service Contracts and Other Products
As part of the vehicle sales process, we offer our customers financing options as well as  extended warranties, insurance contracts and vehicle and theft protection products.  The sale of these items generated 19% of our gross profit.

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

We were able to arrange financing on 73% of the vehicles we sold during 2011, compared to 72% in 2010. Our presence in multiple markets and changes in technology surrounding the credit application process have allowed us to utilize a larger network of lenders across a broader geographic area. Additionally, credit markets improved throughout 2010 and 2011, as the asset-backed securities market for automotive paper improved and banks increased the volume of automotive loans initiated. Sub-prime customers, who comprised approximately 13% of the financing we completed in 2011, continue to experience constraints in obtaining automotive financing. In 2011, we increased the number of vehicles sold to customers visiting our dealerships with credit scores of 620 or lower by 2.2% compared to the prior year. Over our entire customer base, the average credit score in 2011 was 723. While the market for sub-prime customers improved in 2011, we believe vehicle sales will increase as these customers are able to obtain loans at more attractive terms.

We also market third-party extended warranty contracts, insurance contracts and vehicle and theft protection products to our customers. These products and services yield higher profit margins than vehicle sales and contribute significantly to our profitability. Extended warranty contracts for new vehicles provide additional coverage beyond the duration or scope of the manufacturer’s warranty. We also sell service contracts, which provide coverage for certain major repairs. We believe the sale of extended warranties and service contracts increases our service and parts business as well, linking future repair work to our locations.

When customers finance an automobile purchase, we offer them guaranteed auto protection (“gap”) coverage that provides protection from loss incurred by the difference in the amount owed and the amount received under a comprehensive insurance claim. We receive a commission on each gap policy sold.

We offer a lifetime lube, oil and filter (“LOF”) service, which, in 2011, was purchased by 36% of our total new and used vehicle buyers. This service helps us retain customers by building customer loyalty and it provides opportunities for selling additional routine maintenance items and generating repeat service and parts business. In 2011, we sold approximately $48 of additional maintenance on each lifetime LOF service we performed.

Service, Body and Parts
In 2011, our service, body and parts operations generated 34% of our gross profit. Our service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service primarily for the new vehicle brands sold by our stores, but we also service most other makes and models.

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

Our service, body and parts operations provide us an opportunity to build the Lithia Automotive brand independent of new vehicle franchises. We have branded our service processes as “Assured Service.” Assured Service provides customer benefits such as same day service, upfront price guarantees and a three-year/50,000 mile warranty on repairs. We have also launched “Assured Automotive Products” on various commodity items such as tires, filters and batteries. These branded parts provide improved margins as we procure in bulk directly from the manufacturer.

The number of vehicles in operation has been declining over the past several years as the extended challenging economic environment has curtailed vehicle purchases. We believe that this presents a challenge to our service, body and parts business in the foreseeable future as there are near-term impacts to warranty work, as well as an overall decrease in the number of vehicles requiring service.

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

We believe body shops provide an attractive opportunity to grow our business, and we continue to evaluate potential locations to expand. We currently operate 14 collision repair centers: four in Texas; three in Oregon; two in Idaho; and one each in Alaska, Washington, Montana, Iowa and Nevada.

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

To increase awareness and traffic at our stores, we employ a combination of traditional, digital and social media to reach potential customers. Total advertising expense, net of manufacturer credits, was $25.1 million in 2011, $26.2 million in 2010 and $17.8 million in 2009. In 2011, approximately 48% of those funds were spent in traditional media and 52% were spent in digital and owner communications. In all of our communications, we seek to differentiate ourselves from competitors by conveying price, selection and finance benefits unique to Lithia.

Certain advertising and marketing expenditures are offset by manufacturer co-op programs. Advertising credits not tied to specific vehicles are earned as requests for reimbursement are submitted to manufacturers for qualifying advertising expenditures. These reimbursements are recognized as a reduction of advertising expense upon manufacturer confirmation of submitted expenditures. Manufacturer cooperative advertising credits were $7.9 million in 2011, $2.6 million in 2010 and $3.7 million in 2009.

Many people now shop online before visiting our stores. We maintain websites for all of our stores and a corporate site (Lithia.com) dedicated to generating customer leads for our stores. Today, our websites enable our customers to:
•	locate our stores and identify the new vehicle brands sold at each store;
•	search new and pre-owned vehicle inventory;

•	view current pricing and specials;
•	obtain a value for their vehicle to trade or sell to us;
•	submit credit applications;
•	shop for and order manufacturers’ vehicle parts;
•	schedule service appointments; and
•	provide feedback about their Lithia experience.

We also maintain mobile versions of our websites in anticipation of greater adoption of mobile technology.

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

Franchise Agreements
Each of our stores operates under a separate agreement (“Franchise Agreement”) with the manufacturer of the new vehicle brand it sells.

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

Franchise Agreements generally provide for prior written notice before a franchise may be terminated under most circumstances. We also sign master framework agreements with most manufacturers that impose additional requirements on our stores.  See Item 1A. “Risk Factors.”

Competition
The retail automotive business is highly competitive. Currently, there are approximately 17,700 dealers in the United States, many of whom are independent operators managed by individuals, families or small retail groups. We compete primarily with other automotive retailers, both publicly and privately-held.

Vehicle manufacturers have designated specific marketing and sales areas within which only one dealer of a vehicle brand may operate. In addition, our Franchise Agreements typically limit our ability to acquire multiple dealerships of a given brand within a particular market area. Certain state franchise laws also restrict us from relocating our dealerships, or establishing new dealerships of a particular brand, within any area that is served by another dealer with the same brand. Accordingly, to the extent that a market has multiple dealers of a particular brand, as certain markets we operate in do, we are subject to significant intra-brand competition.

We are larger and have more financial resources than most private automotive retailers with which we currently compete in the majority of our regional markets. We compete directly with retailers with similar or greater resources in our metropolitan markets in Seattle, Washington and Portland, Oregon. If we enter other metropolitan markets, we may face competitors that are larger or have access to greater financial resources. We do not have any cost advantage in purchasing new vehicles from manufacturers. We rely on advertising and merchandising, pricing, our customer guarantees and sales model, our sales expertise, service reputation and the location of our stores to sell new vehicles.

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

Certain stores may be party to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, typically in connection with materials that were sent to former recycling, treatment and/or disposal facilities owned and operated by independent businesses. The remediation or clean-up of facilities where the release of a regulated hazardous substance occurred is required under CERCLA and other laws.

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

Employees
As of December 31, 2011, we employed approximately 4,397 persons on a full-time equivalent basis.

Available Information and NYSE Compliance
We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You may inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet Web site at http://www.sec.gov where you may access copies of our SEC filings. We also make available, on our website at www.lithia.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You may also obtain copies of these reports by contacting Investor Relations at 877-331-3084.

As required by the NYSE Corporate Governance Standards, we filed the appropriate certifications with the NYSE in 2011 confirming that our CEO is not aware of any violations of the NYSE Corporate Governance Standards and we also filed with the SEC, in 2011, the Chief Executive Officer and Chief Financial Officer certifications required under Section 302 of the Sarbanes-Oxley Act.

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

Our performance is subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships are currently located in limited markets in 11 states, with sales in the top three states accounting for approximately 54% of our annualized revenue in 2011. Our results of operations, therefore, depend substantially on general economic conditions and consumer spending levels in those markets and could be materially adversely affected to the extent these markets experience sustained economic downturns regardless of improvements in the U.S. economy overall.

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

A decline of available financing in the lending market has adversely affected, and may continue to adversely affect, our vehicle sales volume.

A significant portion of vehicle buyers finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons, including poor credit histories and lack of down payment, do not have access to more traditional finance sources. Lenders have generally tightened their credit standards. In the event lenders maintain or further tighten their credit standards or there is a further decline in the availability of credit in the lending market, the ability of these consumers to purchase vehicles could be limited, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Adverse conditions affecting one or more key manufacturers may negatively impact our business, results of operations, financial condition and cash flows.

In March 2011, an earthquake, tsunami and subsequent nuclear crisis in Japan impacted automotive manufacturers and automotive suppliers. These events damaged facilities, reduced production of vehicles and parts and destroyed inventory in Japan. Many Japanese manufacturers and suppliers were forced to halt production as they reconfigured production logistics. Many plants in Japan were inoperable or ran at limited capacity for a period of time. These events caused a global disruption to the supply of vehicles and automotive parts. As a result, new vehicle sales volumes for these manufacturers were negatively impacted in 2011. Vehicle production levels for these automotive manufacturers began improving during the last half of 2011. We have seen inventory levels return to normal in early 2012. We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. In the event that manufacturers are unable to supply the needed level of vehicles, our financial performance may be adversely impacted. As of December 31, 2011 and 2010, we had $372.8 million and $305.7 million, respectively, in new vehicle inventory. We had $27.0 million and $22.2 million in parts and accessories inventory as of December 31, 2011 and 2010, respectively.

A lack of new vehicle supply may increase demand for late-model used vehicles. In 2008, 2009 and 2010, vehicle production and sales in North America were reduced by the recessionary environment. As a result, used vehicle supply, especially late-model vehicles, may be constrained, resulting in increased supply pressures and limited availability. Our used vehicle sales volume could be adversely impacted if we are unable to maintain an adequate supply of vehicles or if we are unable to obtain the makes and models desired by our customers. As of December 31, 2011, and 2010, we had $106.6 million and $87.3 million, respectively, in used and program vehicle inventory. We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’, inability to supply the stores with an adequate supply of vehicles. Our Chrysler, General Motors (“GM”) and Ford (collectively, the “Domestic Manufacturers”) stores represented approximately 32%, 17% and 6% of our new vehicle sales for 2011, respectively, and approximately 30%, 17% and 6% for 2010, respectively.

In the event a manufacturer or distributor bankruptcy, we could be held liable for damages related to product liability claims, intellectual property suits or other legal actions. These legal actions are typically directed towards the vehicle manufacturer and it is customary to indemnify us from exposure related to any judgments associated with the claims. In the event that damages could not be collected from the manufacturer or distributor, we could be named in lawsuits and judgments could be levied against us.

There can be no assurance that we will be able to successfully address the risks described above or those of the current economic circumstances and sales environment.

Our success depends in large part upon the overall demand for the particular lines of vehicles that each of our stores sell and the ability of the manufacturers to continue to deliver high quality, defect-free vehicles.

Demand for our primary manufacturers’ vehicles, as well as the financial condition, management, marketing, production and distribution capabilities of these manufacturers, can significantly affect our business. Events that adversely affect a manufacturer’s ability to timely deliver new vehicles may adversely affect us by reducing our supply of popular new vehicles and leading to lower sales in our stores during those periods than would otherwise occur. In addition, the discontinuance of a particular brand could negatively impact our revenues and profitability.

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

Additionally, federal and certain state laws mandate minimum levels of vehicle fuel economy and establish emission standards.  These levels and standards could be increased in the future, including the required use of renewable energy sources. Such laws often increase the costs of new vehicles, which would be expected to reduce demand. Further, changes in these laws could result in fewer vehicles available for sale by manufacturers unwilling or unable to comply with the higher standards.

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

As evidenced by the bankruptcy proceedings of both Chrysler and GM in 2009, state dealer laws do not afford continued protection from manufacturer terminations or non-renewal of franchise agreements. While we do not believe additional bankruptcy filings are probable, no assurances can be given that a manufacturer will not seek protection under bankruptcy laws, or that, in this event, they will not seek to terminate franchise rights held by us.

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

Environmental, health and safety regulations are becoming increasingly stringent. There can be no assurance that the cost of compliance with these regulations will not result in a material adverse effect on our results of operations or financial condition. Further, no assurances can be given that additional environmental, health or safety matters will not arise or new conditions or facts will not develop in the future at our currently or formerly owned or operated facilities, or at sites that we may acquire in the future, which will require us to incur significant expenditures.

With the breadth of our operations and volume of consumer and financing transactions, compliance with the many applicable federal and state laws and regulations cannot be assured. New regulations are enacted on an ongoing basis. These regulations may impact our profitability and require continuous training and vigilance. Fines, judgments and administrative sanctions can be severe.

We are subject to federal, state and local laws and regulations in each of the 11 states in which we have stores. New laws and regulations are enacted on an ongoing basis. With the number of stores we operate, the number of personnel we employ and the large volume of transactions we handle, it is likely that technical mistakes will be made. It is also likely that these regulations may impact our profitability and require ongoing training. Current practices in stores may become prohibited. We are responsible for ensuring that continued compliance with laws is maintained. If there are unauthorized activities of serious magnitude, the state and federal authorities have the power to impose civil penalties and sanctions, suspend or withdraw dealer licenses or take other actions. These actions could materially impair our activities or our ability to acquire new stores in those states where violations occurred. Further, private causes of action on behalf of individuals or a class of individuals could result in significant damages or injunctive relief.

Compliance with the variety of federal, state and local advertising related regulations cannot be assured. These regulations, which impact various forms of advertising including print, media, text and Internet, could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Advertising in our business is subject to numerous federal, state and local laws and regulations. These laws and regulations address unfair, deceptive and/or fraudulent trade practices. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties.

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

Substantially all of the assets of our dealerships are pledged to secure the indebtedness under our Credit Facility and our floor plan financing indebtedness. These pledges may limit our ability to borrow from other sources in order to fund our acquisitions.

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

A manufacturer also considers our past performance as measured by the Minimum Sales Responsibility (“MSR”) scores, Customer Satisfaction Index (“CSI”) scores and Sales Satisfaction Index (“SSI”) scores at our existing stores. At any point in time, certain stores may have scores below the manufacturers’ sales zone averages or have achieved sales below the targets manufacturers have set. Our failure to maintain satisfactory scores and to achieve market share performance goals could restrict our ability to complete future acquisitions. We currently have, and at any point in the future may have, manufacturers that restrict our ability to complete future acquisitions.

Acquisition risks
We will face risks commonly encountered with growth through acquisitions. These risks include, without limitation:
•	failing to assimilate the operations and personnel of acquired dealerships;
•	failing to achieve predicted sales levels;
•	incurring significantly higher capital expenditures and operating expenses;
•	entering new markets with which we are unfamiliar;
•	encountering undiscovered liabilities and operational difficulties at acquired dealerships;
•	disrupting our ongoing business;

•	diverting our management resources;
•	failing to maintain uniform standards, controls and policies;
•	impairing relationships with employees, manufacturers and customers as a result of changes in management;
•	incurring increased expenses for accounting and computer systems, as well as integration difficulties;
•	failing to obtain a manufacturer’s consent to the acquisition of one or more of its dealership franchises or renew the franchise agreement on terms acceptable to us; and
•	incorrectly valuing entities to be acquired.

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

Indefinite-lived intangible assets, which consist of goodwill and franchise value, comprise a meaningful portion of our total assets ($78.1 million at December 31, 2011). We must test our indefinite-lived intangible assets for impairment at least annually, which may result in a non-cash write-down of franchise rights or goodwill and could have a material adverse impact on our business, results of operations, financial condition and cash flows and impair our ability to comply with loan covenants.

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

A net deferred tax asset position comprises a meaningful portion of our total assets (approximately $34.0 million at December 31, 2011). We are required to assess the recoverability of this asset on an ongoing basis. Future negative operating performance or other unfavorable developments may result in a valuation allowance being recorded against part or all of this amount. This could have a material adverse impact on our business, results of operations, financial condition and cash flows and impair our ability to comply with loan covenants.

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

As of December 31, 2011, our total outstanding indebtedness was approximately $630.8 million, including $343.9 million in floor plan financing, $87.0 million in borrowings under our Credit Facility, $194.4 million in mortgage debt and $5.5 million in other long-term debt. Mortgage indebtedness consists primarily of real estate loans on individual properties from thirteen different banks and finance companies at fixed and variable rates.

Our floor plan financing is provided by five banks and finance companies which are, or previously were, associated with automobile manufacturers. We also have floor plan financing provided by lenders not associated with automobile manufacturers.  For new vehicles and vehicles purchased at dealer auctions, advances are made at the time such vehicles are purchased and are typically required to be repaid no later than upon sale or lease of the vehicle.

Most of our floor plan financing may be terminated at any time by the lender and is due on demand.

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

We have significant levels of mortgage debt maturing after 2012. Approximately $27.9 million, $31.9 million and $52.6 million matures in 2013, 2014 and 2015, respectively. There can be no assurance that, if requested by us, our current lenders will be willing or able to extend these maturities, or that we will be able to find other counterparties to provide financing in the future.

As of December 31, 2011, including the effect of interest rate swaps, approximately 74% of our total debt was variable rate. The majority of our variable rate debt is indexed to the 30 day LIBOR rate. The current interest rate environment is at historically low levels, and interest rates will likely increase in the future. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows.

We are dependent on manufacturer, manufacturer-affiliated or other financing companies to provide floor plan sources for our new vehicle inventories. If floor plan sources are eliminated or reduced, no assurance can be given that we will be able to secure additional borrowing facilities. Additionally, our floor plan debt with manufacturers, their affiliated finance companies and Ally Bank are due upon demand, and may be called at any time.

We secure real estate financing from certain lenders with a commitment that we continue to maintain associated floor plan lines at the location so long as any mortgage debt remains outstanding. Such a commitment subjects us to the prevailing floor plan line rate and terms offered by the lender, unless we are able to refinance our real estate debt placed with them.

We currently have relationships with a number of manufacturers, their affiliated finance companies or other finance companies, including Mercedes-Benz Financial Services USA, LLC, Toyota Financial Services, Ford Motor Credit Company, American Honda Finance Corporation and BMW Financial Services NA, LLC. These companies provide new vehicle floor plan financing for their respective brands. Our credit facility with U.S. Bank National Association and JPMorgan Chase Bank, N.A. as well as floor plan financing with Ally Bank serve as the primary source of financing for all other brands. Certain of these companies, including Ally Bank, have incurred significant losses and are operating under financial constraints. Other companies may incur losses in the future or undergo funding limitations. As a result, credit that has typically been extended to us by the companies may be modified with terms unacceptable to us or revoked entirely. If these events were to occur, we may not be able to pay our floor plan debts or borrow sufficient funds to refinance the vehicles. Even if new financing were available, it may not be on terms acceptable to us.

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

Lithia Holding, of which Sidney B. DeBoer, our Chairman and Chief Executive Officer, is the sole managing member, holds all of the outstanding shares of our Class B common stock. A holder of Class B common stock is entitled to ten votes for each share held, while a holder of Class A common stock is entitled to one vote per share held. On most matters, the Class A and Class B common stock vote together as a single class. As of February 24, 2012, Lithia Holding controlled approximately 63% of the aggregate number of votes eligible to be cast by shareholders for the election of directors and most other shareholder actions. In addition, because Mr. DeBoer is the managing member of Lithia Holding, he currently controls, and will continue to control, all of the outstanding Class B common stock, thereby allowing him to control the company.

Lithia Holding has pledged 3.8 million shares of our Class B common stock, together with other personal assets of Mr. DeBoer, to secure a personal loan to Mr. DeBoer from U.S. Bank National Association. Should he be unable to repay the loan, the bank could foreclose against the Class B common stock, which would result in the automatic conversion of such shares to Class A common stock. In such event, Mr. DeBoer would no longer be in control of the company and this loss of (change in) control, if not consented to by the manufacturers, would be a technical violation under most of the dealer sales and service agreements held by us. While applicable state franchise laws prohibit manufacturers from unreasonably withholding consent to a change in control or the appointment of a new individual responsible for the operations of a store should a loss of control result in the removal of both Sidney DeBoer and Bryan DeBoer, there can be no assurance that such laws will not change. In addition, the market price of our Class A common stock could decline materially if the bank foreclosed on such pledged stock and subsequently sold such stock in the open market.

Risks related to investing in our Class A common stock

Future sales of our Class A common stock in the public market could adversely impact the market price of our Class A common stock.

As of February 24, 2012, we had 2,863,254 shares of Class A common stock reserved for issuance under our equity plans (including our employee stock purchase plan). As of February 24, 2012, a total of 1,396,351 shares were outstanding related to outstanding restricted stock, restricted stock units and options (with the options having a weighted average exercise price of $12.70 per share and options to purchase 403,008 shares being exercisable). In addition, we had 3,762,231 shares of Class B common stock outstanding convertible into 3,762,231 shares of Class A common stock.

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

Stock Prices and Dividends
Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2010 and 2011:

2010	High	Low
First quarter	$9.55	$5.18
Second quarter	9.36	6.09
Third quarter	9.94	5.87
Fourth quarter	14.45	9.45

2011
First quarter	$16.07	$13.28
Second quarter	20.31	14.12
Third quarter	23.84	13.80
Fourth quarter	24.85	13.57

The number of shareholders of record and approximate number of beneficial holders of Class A common stock as of February 24, 2012 was 968 and 10,165, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company, LLC.

Dividends declared on our Class A and Class B common stock during 2010 and 2011 were as follows:

Quarter declared:	Dividend amount per share	Total amount of dividend (in thousands)
2010
First quarter	$-	$-
Second quarter	0.05	1,300
Third quarter	0.05	1,307
Fourth quarter	0.05	1,312
2011
First quarter	$0.05	$1,316
Second quarter	0.07	1,851
Third quarter	0.07	1,838
Fourth quarter	0.07	1,817

We did not declare or pay any dividends on our Class A and Class B common stock in 2009.

Repurchases of Class A Common Stock
We repurchased the following shares of our Class A common stock during the fourth quarter of 2011:

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plans
October 1 to October 31	43,137		$16.43	29,822	1,736,145
November 1 to November 30	68,650		20.73	33,200	1,702,945
December 1 to December 31	-		-	-	1,702,945
Total	111,787	(1)	$19.07	63,022	1,702,945

(1)	Includes 48,765 shares repurchased in association with tax withholdings on the exercises of stock options.

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

Stock Performance Graph
The following line-graph shows the annual percentage change in the cumulative total returns for the past five years on an assumed $100 initial investment and reinvestment of dividends, on (a) Lithia Motors, Inc.’s Class A common stock; (b) the Russell 2000; and (c) a peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive and Asbury Automotive Group, the only other comparable publicly traded automobile dealerships in the United States as of December 31, 2011. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the Russell 2000. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base
	Period	Indexed Returns for the Year Ended
Company/Index	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Lithia Motors, Inc.	$100.00	$48.94	$12.42	$31.31	$55.34	$85.86
Auto Peer Group	100.00	69.23	33.52	69.37	96.60	119.51
Russell 2000	100.00	98.45	65.18	82.90	105.16	100.75

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

(In thousands, except per share amounts)	Year Ended December 31,
Consolidated Statements of Operations Data:	2011	2010	2009	2008	2007
Revenues:
New vehicle	$1,426,888	$1,038,321	$857,096	$1,128,279	$1,497,984
Used vehicle retail	695,796	566,803	465,001	451,257	538,486
Used vehicle wholesale	130,720	105,714	70,699	92,317	129,541
Finance and insurance	85,852	65,274	54,953	75,447	97,480
Service, body and parts	325,658	284,170	278,336	289,395	288,450
Fleet and other	34,446	11,706	2,544	4,846	4,626
Total revenues	$2,699,360	$2,071,988	$1,728,629	$2,041,541	$2,556,567

Gross Profit:
New vehicle	$110,475	$85,135	$72,295	$88,910	$117,163
Used vehicle retail	100,618	80,064	65,515	51,929	75,863
Used vehicle wholesale	553	644	471	(2,978)	2,898
Finance and insurance	85,852	65,274	54,953	75,447	97,480
Service, body and parts	157,120	137,051	132,500	138,226	137,225
Fleet and other	2,920	1,691	1,319	1,551	1,343
Total gross profit	$457,538	$369,859	$327,053	$353,085	$431,972

Operating income (loss)(1)	$111,991	$46,571	$34,907	$(295,760)	$77,986

Income (loss) from continuing operations before income taxes(1)	$89,175	$22,120	$11,764	$(327,030)	$38,496

Income (loss) from continuing operations(1)	$55,767	$13,531	$6,722	$(221,425)	$22,876

Basic income (loss) per share from continuing operations	$2.13	$0.52	$0.31	$(10.96)	$1.16
Basic income (loss) per share from discontinued operations	0.11	0.01	0.11	(1.55)	(0.06)
Basic net income (loss) per share	$2.24	$0.53	$0.42	$(12.51)	$1.10
Shares used in basic per share	26,230	26,062	22,037	20,195	19,675

Diluted income (loss) per share from continuing operations	$2.09	$0.51	$0.30	$(10.96)	$1.11
Diluted income (loss) per share from discontinued operations	0.12	0.01	0.11	(1.55)	(0.05)
Diluted net income (loss) per share	$2.21	$0.52	$0.41	$(12.51)	$1.06
Shares used in diluted per share	26,664	26,279	22,176	20,195	22,204

Cash dividends declared per common share	$0.26	$0.15	$-	$0.47	$0.56

(In thousands)	As of December 31,
Consolidated Balance Sheets Data:	2011	2010	2009	2008	2007
Working capital	$191,607	$162,675	$96,886	$99,524	$193,447
Inventories	506,484	415,228	333,628	428,032	606,056
Total assets	1,146,133	971,676	895,100	1,133,459	1,626,735
Floor plan notes payable	343,940	251,257	216,082	343,290	456,237
Long-term debt, including current maturities	286,874	280,774	265,773	338,229	464,175
Total stockholders’ equity	367,121	320,217	307,038	248,343	508,212

(1)
Includes $1.4 million, $15.3 million, $8.0 million, $333.8 million and $0.2 million of non-cash charges related to asset impairments and terminated construction projects for the years ended 2011, 2010, 2009, 2008 and 2007, respectively. See Notes 1, 4 and 5 of Notes to Consolidated Financial Statements for additional information.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. “Business,” Item 1A. “Risk Factors” and our Consolidated Financial Statements and Notes thereto.

Overview
As discussed in Overview in Item 1, “Business” above, we are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of February 24, 2012, we offered 25 brands of new vehicles and all brands of used vehicles in 86 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks and replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance.

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

We also believe that we can continue to improve operations at our existing stores. By promoting entrepreneurial leadership within our general managers and department managers, we strive for continual improvement to drive sales and capture market share in our local markets. Our goal is to retail approximately one used vehicle for every new vehicle sold and we believe we can make additional improvements in our used vehicle sales performance by offering lower-priced value vehicles and selling brands other than the new vehicle franchise at each location. Our service, body and parts operations provide important repeat business for our stores. We have increased our marketing efforts, lowered prices on routine maintenance items and focused on offering more commodity products to offset the impact of fewer units in operations. In 2011, we focused on organic growth through increasing market share and maintaining a lean cost structure.

We believe our cost structure is aligned with current industry sales levels and positioned to be leveraged as vehicle sales levels continue to improve. As we focus on maintaining discipline in controlling costs, we target retaining, on a same store pre-tax basis, 50% of each incremental gross profit dollar after deducting selling, general and administrative (“SG&A”) expense.

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

We have determined that we operate as one reporting unit for evaluating goodwill. For the goodwill impairment testing, we apply a fair value based test using the Adjusted Present Value method (“APV”) to indicate the fair value of our reporting unit. Under the APV method, future cash flows are based on recently prepared budget forecasts and business plans to estimate the future economic benefits that the reporting unit will generate. An estimate of the appropriate discount rate is utilized to convert the future economic benefits to their present value equivalent.

The goodwill impairment test is a two step process. The first step identifies potential impairments by comparing the calculated fair value of a reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step includes determining the implied fair value through further market research. The implied fair value of goodwill is then compared with the carrying amount to determine if an impairment loss should be recorded.

As of December 31, 2011, we had $19.0 million of goodwill on our balance sheet. The first step of our annual goodwill impairment analysis, which we perform as of October 1 of each year, did not result in an indication of impairment in 2011 or in 2010. We did not have any goodwill as of December 31, 2009.  The fair value of the reporting unit as of December 31, 2011, using the APV method, was 42% greater than the carrying value at December 31, 2011.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual store basis. For the franchise value impairment testing, we estimate the fair value of our franchise rights primarily using the Multi-Period Excess Earnings (“MPEE”) model. The forecasted cash flows used in the MPEE model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, general operating expenses, and cost of capital. We use primarily internally-developed forecasts and business plans to estimate the future cash flows that each franchise will generate. We have determined that only certain cash flows of the store are directly attributable to the franchise rights. We estimate the appropriate interest rate to discount future cash flows to their present value equivalent taking into consideration factors such as a risk-free rate, a beta, an equity risk premium, a small stock risk premium, and a subject-company risk premium.

We also use third-party brokers’ estimates to assist us in determining the fair value of our franchise rights, which are developed using marketplace data related to current transactions involving franchise rights.

As of December 31, 2011, we had $59.1 million of franchise value on our balance sheet. Our impairment testing of franchise value did not indicate any impairment in 2011 or 2010. Our impairment testing of franchise value in 2009 resulted in impairment charges of $0.3 million, primarily due to the adverse change in the business climate and our reduced earnings.

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

We determine a triggering event has occurred by reviewing store forecasted and historical financial performance. A store is evaluated for recoverability if it has an operating loss in the current year and two of the prior three years. Additionally, we may judgmentally evaluate a store if its financial performance indicates it may not support the carrying amount of the long-lived assets. If a store meets these criteria, we estimate the projected undiscounted cash flows for each asset group based on internally developed forecasts. If the undiscounted cash flows are lower than the carrying value of the asset group, we determine the fair value of the asset group based on additional market data, including recent experience in selling similar assets.

We hold certain property for future development or investment purposes. If a triggering event is deemed to have occurred, we evaluate the property for impairment by comparing its estimated fair value based on listing price less costs to sell and other market data, including similar property that is for sale or has been recently sold, to the current carrying value. If the carrying value is more than the estimated fair value, an impairment is recorded.

Although we believe our property and equipment and assets held and used are appropriately valued, the assumptions and estimates used may change and we may be required to record impairment charges to reduce the value of these assets. A future decline in store performance, decrease in projected growth rates or changes in other operating assumptions could result in an impairment of long-lived asset groups, which could have a material adverse impact on our financial position and results of operations. A decline in the commercial real estate market could result in a potential impairment of certain investment properties not currently used in operations. Currently, $14.0 million of our long-lived assets are considered held for future development or investment purposes.

Due to the adverse change in the business climate and the commercial real estate market, we performed impairment testing on long-lived assets, mainly related to certain property held for future development or investment purposes in 2011, 2010 and 2009. As a result, we recorded impairments related to long-lived assets of $1.4 million, $15.3 million and $9.7 million in 2011, 2010 and 2009, respectively.

See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information.

Deferred Tax Assets
As of December 31, 2011, we had deferred tax assets of approximately $69.2 million and deferred tax liabilities of $22.3 million. The principal components of our deferred tax assets are related to goodwill, allowances and accruals, deferred revenue and cancellation reserves. The principal components of our deferred tax liabilities are related to depreciation on property and equipment and inventories.

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

At December 31, 2011, we recorded a $12.8 million valuation allowance against our deferred tax assets. In 2011, we recorded an allowance associated with losses from the sale of corporate entities.  As these amounts are characterized as capital losses, we evaluated the availability of projected capital gains and determined that it would be unlikely these amounts would be fully utilized.  If we are unable to meet the projected taxable income levels utilized in our analysis, and depending on the availability of feasible tax planning strategies, we might record a valuation allowance on a portion or all of our deferred tax assets in the future. In the event that a manufacturer is unable to remain solvent, our operations may be impacted and we might record a valuation allowance on a portion or all of the deferred tax assets, which could have a material adverse impact on our financial position and results of operations.

Service Contracts and Other Insurance Contracts
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

We record commissions at the time of sale of the vehicles, net of an estimated liability for future charge-backs. We have established a reserve for estimated future charge-backs based on an analysis of historical charge-backs in conjunction with estimated lives of the applicable contracts. If future cancellations are different than expected, we could have additional expense related to the cancellations in future periods, which could have a material adverse impact on our financial position and results of operations.

At December 31, 2011 and 2010, the reserve for future cancellations totaled $10.4 million and $9.4 million, respectively, and is included in accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets. A 10% increase in expected cancellations would result in an additional reserve of approximately $1.0 million.

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

If our estimates of future costs to perform under the contracts exceed the existing deferred revenue, we record a charge in the statement of operations. We perform our loss contingency analysis separately for the pool of assumed contracts and the pool of self-insured contracts sold starting in March 2009. We recorded a charge of $1.0 million, $1.0 million and $1.4 million in 2011, 2010 and 2009, respectively, for expected costs in excess of revenue deferred related to the pool of assumed contracts. The analysis on our self-insured sold contracts did not indicate a loss reserve was needed in 2011, 2010 and 2009.

We believe the new vehicle purchase cycle has been delayed for many buyers. If the ownership cycle does not accelerate towards pre-recession levels, our estimate of the number of oil changes to be performed over a vehicle’s life may increase, which would adversely affect our financial position and results of operations. In addition, other changes in assumptions about future costs expected to be incurred to service contracts could result in the recognition of additional charges, which could have a material adverse impact on our financial position and results of operations.

A 10% change in expected claims costs per contract for the assumed pool of contracts would result in an additional reserve of approximately $0.9 million. A 10% change in expected claims per contract for the self-insured sold contracts would not require any reserve. At December 31, 2011 and 2010, the remaining deferred revenue related to the assumed obligation and the self-insured sold contracts was $5.5 million and $7.5 million, respectively.

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

At December 31, 2011 and 2010, the total reserve associated with these programs was $10.4 million and $7.3 million, respectively, and is included in accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets. A 10% increase in claims experience would result in an additional reserve of approximately $3.9 million.

Results of Continuing Operations
For the year ended December 31, 2011, we reported income from continuing operations, net of tax, of $55.8 million, or $2.09 per diluted share. For the years ended December 31, 2010 and 2009, we reported income from continuing operations, net of tax, of $13.5 million, or $0.51 per diluted share, and $6.7 million, or $0.30 per diluted share, respectively.

Discontinued Operations
Results for sold or closed stores, qualifying for reclassification under the applicable accounting guidance, have their results presented as discontinued operations in our Consolidated Statements of Operations. As a result, our results from continuing operations are presented on a comparable basis for all periods. Within discontinued operations, we realized a gain, net of tax, of $3.1 million, $0.2 million and $2.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. See Notes 1 and 17 of Notes to Consolidated Financial Statements for additional information.

Key Performance Metrics
Certain key performance metrics for revenue and gross profit were as follows for 2011, 2010 and 2009 (dollars in thousands):

2011	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,426,888	52.9%	$110,475	7.7%	24.1%
Used vehicle, retail	695,796	25.8	100,618	14.5	22.0
Used vehicle, wholesale	130,720	4.8	553	0.4	0.1
Finance and insurance(1)	85,852	3.2	85,852	100.0	18.8
Service, body and parts	325,658	12.0	157,120	48.2	34.3
Fleet and other	34,446	1.3	2,920	8.5	0.7
	$2,699,360	100.0%	$457,538	16.9%	100.0%

2010	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,038,321	50.1%	$85,135	8.2%	23.0%
Used vehicle, retail	566,803	27.4	80,064	14.1	21.6
Used vehicle, wholesale	105,714	5.1	644	0.6	0.2
Finance and insurance(1)	65,274	3.1	65,274	100.0	17.6
Service, body and parts	284,170	13.7	137,051	48.2	37.1
Fleet and other	11,706	0.6	1,691	14.4	0.5
	$2,071,988	100.0%	$369,859	17.9%	100.0%

2009	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$857,096	49.6%	$72,295	8.4%	22.1%
Used vehicle, retail	465,001	26.9	65,515	14.1	20.0
Used vehicle, wholesale	70,699	4.1	471	0.7	0.2
Finance and insurance(1)	54,953	3.2	54,953	100.0	16.8
Service, body and parts	278,336	16.1	132,500	47.6	40.5
Fleet and other	2,544	0.1	1,319	51.8	0.4
	$1,728,629	100.0%	$327,053	18.9%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data
We believe that same store sales are a key indicator of our financial performance. Same store metrics demonstrate our ability to grow our revenue and profitability in our existing locations. As a result, same store sales have been integrated into the discussion below.

A same store basis represents stores that were operating during 2011, and only includes the months when operations occur in both comparable periods. For example, a store acquired in August 2010 would be included in same store operating data beginning in September 2011, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the period of September through December of both comparable years.

New Vehicle Revenues
	Year Ended December 31,			%
(Dollars in thousands)	2011	2010	Increase	Increase
Reported
Revenue	$1,426,888	$1,038,321	$388,567	37.4%
Retail units sold	43,273	32,664	10,609	32.5
Average selling price per retail unit	$32,974	$31,788	$1,186	3.7

Same store
Revenue	$1,341,171	$1,039,886	$301,285	29.0%
Retail units sold	41,144	32,703	8,441	25.8
Average selling price per retail unit	$32,597	$31,798	$799	2.5

	Year Ended December 31,			%
(Dollars in thousands)	2010	2009	Increase	Increase
Reported
Revenue	$1,038,321	$857,096	$181,225	21.1%
Retail units sold	32,664	28,439	4,225	14.9
Average selling price per retail unit	$31,788	$30,138	$1,650	5.5

Same Store
Revenue	$1,024,085	$857,877	$166,208	19.4%
Retail units sold	32,136	28,457	3,679	12.9
Average selling price per retail unit	$31,867	$30,146	$1,721	5.7

New vehicle sales in 2011 improved compared to 2010 as both volumes and average selling prices increased. We remain focused on increasing our share of overall new vehicle sales within our markets, and had targeted increased market share as an operational objective in 2011. As a result of this initiative, as well as improved consumer demand, domestic brand new vehicle same store sales increased 41% in 2011 compared to 2010. Import and luxury brands had a same store sales improvement of 15% in 2011 compared to 2010. The sales growth for import and luxury brands was not as robust as domestic brands as inventory constraints resulting from the events in Japan and the subsequent disruption to new vehicle supply negatively affected sales.

New vehicle sales improved throughout 2010 compared to 2009 due to a recovery in the U.S. economy and our efforts to increase our share of the new vehicles sold within each local market. Credit availability improved throughout 2010, although, within the sub-prime market, lending remained constrained. Additionally, domestic brands experienced a recovery of market share due to improved product and increased consumer confidence as Chrysler and GM emerged from their restructuring, and as Toyota lost market share due to perceived quality issues and recall campaigns.

Used Vehicle Retail Revenues
	Year Ended December 31,			%
(Dollars in thousands)	2011	2010	Increase	Increase
Reported
Retail revenue	$695,796	$566,803	$128,993	22.8%
Retail units sold	40,457	33,869	6,588	19.5
Average selling price per retail unit	$17,198	$16,735	$463	2.8

Same store
Retail revenue	$658,586	$563,587	$94,999	16.9%
Retail units sold	38,762	33,646	5,116	15.2
Average selling price per retail unit	$16,991	$16,750	$241	1.4

	Year Ended December 31,			%
(Dollars in thousands)	2010	2009	Increase	Increase
Reported
Retail revenue	$566,803	$465,001	$101,802	21.9%
Retail units sold	33,869	28,577	5,292	18.5
Average selling price per retail unit	$16,735	$16,272	$463	2.8

Same store
Retail revenue	$554,150	$464,365	$89,785	19.3%
Retail units sold	33,073	28,532	4,541	15.9
Average selling price per retail unit	$16,755	$16,275	$480	2.9

We continue to emphasize used vehicle retail sales and respond to potential supply constraints in late-model used vehicles as a result of the lower new vehicle sales in 2008, 2009 and 2010. Our strategy is to offer three categories of used vehicles: manufacturer certified pre-owned used vehicles; late model, lower-mileage vehicles; and value autos. This approach allows us to expand our target customer and increase the conversion of vehicles acquired via trade-in to retail used vehicle sales. In 2011, we continued to focus on increasing the number of lower-price, higher-margin, older used vehicles we sell and the sale of brands other than the store’s new vehicle franchise. Our retail used to new vehicle sales ratio fell slightly to 0.9:1 for the year ended December 31, 2011 compared to 1.0:1 in 2010 and 1.0:1 in 2009, primarily related to stronger growth in new vehicle sales in 2011. On average, each of our stores currently sells 40 retail used vehicle units per month and we target increasing sales to 60 units per month. Our goal continues to be a retail used to new ratio of 1.0:1.

Used vehicle retail unit sales increased in 2010 compared to 2009 as consumers elected to purchase used vehicles instead of new vehicles, and as we increased the number of lower-price, higher-margin, older used vehicles we sell. We focused our store personnel on maximizing retail used vehicle sales and reducing the number of used vehicles we wholesale after acquiring them via trade-in.

Used Vehicle Wholesale Revenues
	Year Ended December 31,			%
(Dollars in thousands)	2011	2010	Increase	Increase
Reported
Wholesale revenue	$130,720	$105,714	$25,006	23.7%
Wholesale units sold	16,439	13,906	2,533	18.2
Average selling price per wholesale unit	$7,952	$7,602	$350	4.6

Same store
Wholesale revenue	$125,324	$104,292	$21,032	20.2%
Wholesale units sold	15,942	13,769	2,173	15.8
Average selling price per wholesale unit	$7,861	$7,574	$287	3.8

	Year Ended December 31,			%
(Dollars in thousands)	2010	2009	Increase	Increase
Reported
Wholesale revenue	$105,714	$70,699	$35,015	49.5%
Wholesale units sold	13,906	13,211	695	5.3
Average selling price per wholesale unit	$7,602	$5,352	$2,250	42.0

Same store
Wholesale revenue	$103,302	$69,970	$33,332	47.6%
Wholesale units sold	13,584	13,159	425	3.2
Average selling price per wholesale unit	$7,605	$5,317	$2,288	43.0

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Since 2010, we have concentrated on directing more lower-priced, older vehicles to retail sale rather than wholesale disposal, which resulted in an increase in the average selling price per wholesale unit in 2011 compared to 2010 and in 2010 compared to 2009.

Wholesale vehicle sales are typically done at or near inventory cost and do not comprise a meaningful component of our gross profit. We generated wholesale profit of $0.6 million, $0.6 million and $0.5 million in 2011, 2010 and 2009, respectively.

Finance and Insurance
	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Reported
Revenue	$85,852	$65,274	$20,578	31.5%

Revenue per retail unit
Finance reserves	$387	$338	$49	14.5%
Maintenance contracts	528	535	(7)	(1.3)
Insurance and other	110	108	2	1.9
Revenue per retail unit	$1,025	$981	$44	4.5%

Same store
Revenue	$81,335	$62,433	$18,902	30.3%

Revenue per retail unit
Finance reserves	$382	$333	$49	14.7%
Maintenance contracts	532	508	24	4.7
Insurance and other	104	100	4	4.0
Revenue per retail unit	$1,018	$941	$77	8.2%

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Reported
Revenue	$65,274	$54,953	$10,321	18.8%

Revenue per retail unit
Finance reserves	$338	$291	$47	16.2%
Maintenance contracts	535	560	(25)	(4.5)
Insurance and other	108	113	(5)	(4.4)
Revenue per retail unit	$981	$964	$17	1.8%

Same store
Revenue	$61,263	$52,445	$8,818	16.8%

Revenue per retail unit
Finance reserves	$334	$286	$48	16.8%
Maintenance contracts	505	530	(25)	(4.7)
Insurance and other	100	104	(4)	(3.8)
Revenue per retail unit	$939	$920	$19	2.1%

The increases in finance and insurance sales in 2011 compared to 2010, and 2010 compared to 2009 were primarily due to more vehicles sold. The availability of consumer credit has expanded and lenders have increased the loan-to-value amount available to most customers. Additionally, competition has continued to increase among lenders and we have seen an increase in finance reserves.  As a result, we have experienced continued improvement in the average amount of revenue per unit. These shifts afford us the opportunity to sell additional or more comprehensive products, while remaining within a loan-to-value framework acceptable to our retail customer lenders.

In 2010, banks returned to the auto finance market and provided alternate financing options to customers that we had primarily shifted to credit unions in 2009. Banks typically pay a higher commission for arranging retail automotive financing and our revenue per retail unit increased as a result.

Penetration rates for certain products were as follows:

	2011	2010	2009
Finance and insurance	73%	72%	69%
Service contracts	40	41	41
Lifetime oil change and filter	36	34	35

Service, Body and Parts Revenue
	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Reported
Customer pay	$184,335	$160,395	$23,940	14.9%
Warranty	53,377	49,360	4,017	8.1
Wholesale parts	57,734	48,342	9,392	19.4
Body shop	30,212	26,073	4,139	15.9
Total service, body and parts	$325,658	$284,170	$41,488	14.6%

Same store
Customer pay	$166,418	$160,148	$6,270	3.9%
Warranty	47,470	49,311	(1,841)	(3.7)
Wholesale parts	53,078	48,137	4,941	10.3
Body shop	29,689	26,040	3,649	14.0
Total service, body and parts	$296,655	$283,636	$13,019	4.6%

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Reported
Customer pay	$160,395	$151,035	$9,360	6.2%
Warranty	49,360	53,062	(3,702)	(7.0)
Wholesale parts	48,342	48,075	267	0.6
Body shop	26,073	26,164	(91)	(0.3)
Total service, body and parts	$284,170	$278,336	$5,834	2.1%

Same store
Customer pay	$158,052	$151,024	$7,028	4.7%
Warranty	48,616	53,062	(4,446)	(8.4)
Wholesale parts	47,628	47,956	(328)	(0.7)
Body shop	25,601	26,164	(563)	(2.2)
Total service, body and parts	$279,897	$278,206	$1,691	0.6%

Our service, body and parts business improved in 2011 compared to 2010 as well as in 2010 compared to 2009. Our customer pay business has increased as we maintained our focus on retaining customers through competitively-priced routine maintenance offerings and increased marketing efforts. The same store customer pay service and parts business represented 56.1% and 56.5% of the total same store service, body and parts business in 2011 and 2010, respectively. As a result of our increased focus and marketing efforts, same store customer pay business increased 3.9% in 2011 compared to 2010 and 4.7% in 2010 compared to 2009.

Warranty work accounted for approximately 16.0% of our same store service, body and parts sales in 2011 compared to 17.4% in 2010, which resulted in a 3.7% decrease in same store warranty sales in 2011 compared to 2010. Domestic brand warranty work decreased by 7.7%, while import/luxury warranty work decreased by 0.7% in 2011 compared to 2010. Same store warranty work declined 8.4% in 2010 compared to 2009. The decline in warranty work in both 2011 compared to 2010 and in 2010 compared to 2009 was primarily due to declining units in operation.

We continued to grow our wholesale parts and body shop sales in 2011, which represented 27.9% of our same store service, body and parts revenue mix in 2011 and grew 11.6% on a same store basis in 2011 compared to 2010. We have implemented initiatives in both categories to aggressively pursue revenue increases. As both wholesale parts and body shop margins are lower than service work, we expect gross margins may modestly decline as these areas of the business comprise a larger portion of the total.

Gross Profit
Gross profit increased $87.7 million in 2011 compared to 2010 and increased $42.8 million in 2010 compared to 2009. The increases in 2011 and 2010 were primarily due to increased revenues, partially offset by declines in our overall gross profit margin.

Our gross profit margins by business line were as follows:

			Basis
	Year Ended December 31,		Point Change*
	2011	2010
New vehicle	7.7%	8.2%	(50)bp
Retail used vehicle	14.5	14.1	40
Wholesale used vehicle	0.4	0.6	(20)
Finance and insurance	100.0	100.0	-
Service, body and parts	48.2	48.2	-
Overall	16.9%	17.9%	(100)

			Basis
	Year Ended December 31,		Point Change*
	2010	2009
New vehicle	8.2%	8.4%	(20)bp
Retail used vehicle	14.1	14.1	-
Wholesale used vehicle	0.6	0.7	(10)
Finance and insurance	100.0	100.0	-
Service, body and parts	48.2	47.6	60
Overall	17.9%	18.9%	(100)

* A basis point is equal to 1/100th of one percent.

Our overall gross profit margin decreased slightly or remained flat in all lines of business except retail used vehicle in 2011 compared to 2010. New vehicle margins decreased during 2011 due to reduced manufacturer incentive programs and a shift in vehicle sales mix away from smaller vehicles and import brands which typically have a higher gross margin percentage. Used vehicle margins have increased slightly due to a scarcity of supply of late model used vehicles. Supply of these types of vehicles has been lower as a result of reduced new vehicle production in 2008, 2009 and 2010, which was exacerbated by the import brand shortages in the second and third quarters of 2011 as a result of events in Japan. Despite these recent trends, we believe our strategy of maintaining franchise exclusivity within the markets we serve protects profitability and allows us to maintain overall margin levels.

In 2010 compared to 2009, our overall gross profit margin decreased primarily due to a mix shift as we sold a greater number of new vehicles, which have lower margins than our other businesses. We have worked to maintain our gross profit margin in the face of rising product costs.

Asset Impairment Charges
Asset impairments recorded as a component of continuing operations consist of the following (in thousands):

December 31,	2011	2010	2009
Asset Impairments
Intangible assets	$-	$-	$250
Long-lived assets	1,376	15,301	9,720
Other assets	-	-	(1,998)
Total asset impairments	$1,376	$15,301	$7,972

During 2011, due to changes in the expected future uses for two of our properties and additional market data, we determined the carrying values exceeded the fair values of the properties and an asset impairment charge of $1.4 million was recorded.

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

Based on the results of those tests, we recorded asset impairment charges of $15.3 million associated with certain properties during 2010.

In 2009, as a result of the reorganization in bankruptcy of both Chrysler and GM, and the decline in commercial real estate values, we tested our long-lived assets for recoverability. Additionally, operational results for certain locations have been retrospectively reclassified from discontinued operations to continuing operations in the Consolidated Statement of Operations, including prior period impairments. As these assets were no longer expected to be sold, a reversal of estimated costs to sell was recorded in 2009.  Total asset impairment charges were $8.0 million in 2009.

See Notes 1, 4 and 5 of Notes to Consolidated Financial Statements for additional information.

Selling, General and Administrative Expense (“SG&A”)
“SG&A” includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Personnel	$216,653	$180,356	$36,297	20.1%
Advertising	25,116	26,170	(1,054)	(4.0)
Rent	15,035	13,611	1,424	10.5
Facility costs	18,047	22,816	(4,769)	(20.9)
Other	52,694	47,880	4,814	10.1
Total SG&A	$327,545	$290,833	$36,712	12.6

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Personnel	$180,356	$166,085	$14,271	8.6%
Advertising	26,170	17,798	8,372	47.0
Rent	13,611	14,378	(767)	(5.3)
Facility costs	22,816	22,545	271	1.2
Other	47,880	45,582	2,298	5.0
Total SG&A	$290,833	$266,388	$24,445	9.2

SG&A expense increased $36.7 million in 2011 compared to 2010. This change was primarily driven by increased variable costs associated with improved sales. Offsetting the increased costs was a $6.3 million gain on the sale of property in California recorded as a component of facility costs. We continue to focus on reducing or maintaining fixed costs and effectively managing variable costs.

SG&A as a percentage of gross profit was 71.6% in 2011 compared to 78.6% in 2010. Adjusting for the gain on the sale of property in California and other pro forma items, our adjusted SG&A expense as a percentage of gross profit was 72.9% in 2011. As sales volume increases and we gain leverage in our cost structure, we anticipate achieving metrics of SG&A as a percentage of gross profit in the low 70% range.

SG&A expense increased $24.4 million in 2010 compared to 2009, primarily due to increased sales volumes and increased advertising expense to gain market share, offset by savings in other areas as we continued to focus on reducing costs. SG&A as a percentage of gross profit was 78.6% in 2010 compared to 81.5% in 2009.

We also measure the leverage of our cost structure by evaluating throughput, which is calculated as the incremental percentage of gross profit retained after deducting SG&A expense. For the years ended December 31, 2011 and 2010, our incremental throughput was 58.1% and 42.9%, respectively. Adjusting for the gain on the sale of property in California and other pro forma items, our adjusted throughput in 2011 was 49.3%. We target same store incremental throughput of approximately 50%.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or betterments, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Year Ended December 31,			%
(Dollars in thousands)	2011	2010	Decrease	Decrease
Depreciation and amortization	$16,626	$17,154	$(528)	(3.1)%

	Year Ended December 31,			%
(Dollars in thousands)	2010	2009	Decrease	Decrease
Depreciation and amortization	$17,154	$17,786	$(632)	(3.6)%

Depreciation and amortization decreased $0.5 million and $0.6 million, respectively, in 2011 compared to 2010 and in 2010 compared to 2009. The decrease in 2011 compared to 2010 was due primarily to the sale of facilities in the second half of 2010 and early 2011. The decrease in 2010 compared to 2009 was primarily due to the reclassification of assets previously classified as held for sale back to assets held and used, which resulted in a $2.0 million depreciation charge in 2009 as these assets were valued at the lower of their fair value or their net book value assuming depreciation had not been halted.

Operating Income
Operating income was 4.1%, 2.2% and 2.0% of revenue, respectively, in 2011, 2010 and 2009. The increases in 2011 compared to 2010, and 2010 compared to 2009 were primarily due to improved sales and continued cost control.

Floor Plan Interest Expense and Floor Plan Assistance
Floor plan interest expense increased $0.3 million in 2011 compared to 2010. A decrease of $1.4 million resulted from declines in the average benchmark interest rates on our floor plan facilities and an increase of $2.4 million resulted from increases in the average outstanding balances of our floor plan facilities. Ineffectiveness from hedging interest rate swaps resulted in a decrease of $0.7 million.

Floor plan interest expense decreased $0.4 million in 2010 compared to 2009. A decrease of $0.1 million resulted from declines in the average benchmark interest rates on our floor plan facilities and a decrease of $1.0 million resulted from decreases in the average outstanding balances of our floor plan facilities. Ineffectiveness from hedging interest rate swaps resulted in an increase of $0.7 million.

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

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Floor plan interest expense (new vehicles)	$10,584	$10,325	$259	2.5%
Floor plan assistance (included in cost of sales)	(12,812)	(9,543)	(3,269)	(34.3)
Net new vehicle carrying costs (benefit)	$(2,228)	$782	$(3,010)	(384.9)%

	Year Ended December 31,			%
(Dollars in thousands)	2010	2009	Decrease	Decrease
Floor plan interest expense (new vehicles)	$10,325	$10,704	$(379)	(3.5)%
Floor plan assistance (included in cost of sales)	(9,543)	(9,002)	(541)	(6.0)
Net new vehicle carrying costs	$782	$1,702	$(920)	(54.1)%

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle credit facility.

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Mortgage interest	$11,395	$13,593	$(2,198)	(16.2)%
Other interest	1,696	952	744	78.2
Capitalized interest	(163)	-	(163)	-
Total other interest expense	$12,928	$14,545	$(1,617)	(11.1)%

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2010	2009	(Decrease)	(Decrease)
Mortgage interest	$13,593	$12,439	$1,154	9.3%
Other interest	952	2,402	(1,450)	(60.4)
Capitalized interest	-	(916)	916	-
Total other interest expense	$14,545	$13,925	$620	4.5%

For 2011 compared to 2010, other interest expense decreased $1.6 million primarily due to decreases in outstanding real estate mortgage debt, partially offset by an increase in interest on our working capital, acquisition and used vehicle credit facility due to a higher volume of borrowing compared to 2010. Additionally, we recorded $0.2 million in capitalized interest in 2011 associated with construction projects, further reducing our overall interest expense.

Other interest expense increased in 2010 compared to 2009 mainly related to outstanding real estate mortgage debt and $0.9 million of capitalized interest in 2009. This increase was offset by the reduction of other interest expense associated with our convertible notes, which were repurchased in 2009.

Other Income, net
Other income, net primarily includes interest income and gains on the retirement of debt. Other income, net was $0.7 million, $0.4 million and $1.5 million for 2011, 2010 and 2009, respectively. A gain of $0.3 million was recorded in 2009 related to the early retirement of our convertible notes. Additionally, a gain of approximately $1.0 million in 2009 was related to the result of a binding arbitration.

Income Tax Expense
Our effective income tax rate was 37.5% in 2011, 38.8% in 2010 and 42.9% in 2009. Our federal income tax rate is 35.0% and our state income tax rate is currently 3.4%, which varies with the mix of states where our stores are located. We also have certain non-deductible expenses and other adjustments that impact our effective rate. In 2009, the impact of non-deductible expenses was magnified by a decline in income due to the slower sales environment.

Non-GAAP Reconciliations
We believe each of the non-GAAP financial measures below improves the transparency of our disclosures, provides a meaningful presentation of our results from the core business operations excluding adjustments for items not related to our ongoing core business operations or other non-cash adjustments, and improves the period-to-period comparability of our results from the core business operations. These presentations are not intended to provide cost of sales, SG&A expense, income from operations, income from continuing operations before income taxes, income from continuing operations or diluted income per share from continuing operations in accordance with GAAP and should not be considered an alternative to GAAP measures.

The following table reconciles certain reported GAAP amounts per the Consolidated Statements of Operations to the comparable non-GAAP amounts (dollars in thousands, except per share amounts):

	Year Ended December 31
Service, body and parts cost of sale	2011	2010	2009
As reported	$168,538	$147,119	$145,836
Reserve adjustments	(950)	(1,040)	(1,400)
Adjusted	$167,588	$146,079	$144,436

Selling, general and administrative expense
As reported	$327,545	$290,833	$266,388
Impairments, disposal gains and other, net	6,881	419	-
Reserve adjustments	-	(1,238)	(454)
Adjusted	$334,426	$290,014	$265,934

SG&A as a % of gross profit
As reported	71.6%	78.6%	81.5%
Adjusted	72.9	78.2	81.0

Income from operations
As reported	$111,991	$46,571	$34,907
Impairments, disposal gains and other, net	(5,505)	14,882	7,542
Reserve adjustments	950	2,278	1,854
Adjusted	$107,436	$63,731	$44,303

Operating profit
As reported	4.1%	2.2%	2.0%
Adjusted	4.0	3.1	2.6

Income from continuing operations before income taxes
As reported	$89,175	$22,120	$11,764
Impairments, disposal (gains) losses and other, net	(5,505)	14,882	7,542
Reserve adjustments	950	2,278	1,854
Gain on extinguishment of debt	-	-	(1,317)
Adjusted	$84,620	$39,280	$19,843

Pre-tax margin
As reported	3.3%	1.1%	0.7%
Adjusted	3.1	1.9	1.1

Net income from continuing operations
As reported	$55,767	$13,531	$6,722
Impairments, disposal (gains) losses and other, net	(3,732)	9,166	4,782
Reserve adjustments	591	1,496	1,102
Gain on extinguishment of debt	-	-	(811)
Adjusted	$52,626	$24,193	$11,795

Diluted net income per share from continuing operations
As reported	$2.09	$0.51	$0.30
Impairments, disposal (gains) losses and other, net	(0.14)	0.35	0.22
Reserve adjustments	0.02	0.07	0.05
Gain on extinguishment of debt	-	-	(0.04)
Adjusted	$1.97	$0.93	$0.53

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

Below is a summary and discussion of our available funds (in thousands):

	As of December 31,		Increase	% Increase
	2011	2010	(Decrease)	(Decrease)
Cash and cash equivalents	$20,851	$9,306	$11,545	124.1%
Available credit on the Credit Facility	10,449	23,332	(12,883)	(55.2)
Unfinanced new vehicles	65,857	65,601	256	0.4
Total available funds	$97,157	$98,239	$(1,082)	(1.1)%

In 2011, we invested approximately $60.5 million for the purchase of three stores in Portland, Oregon, the opening of an awarded franchise in Klamath Falls, Oregon, and the purchase of one store in Fresno, California. We subsequently financed the real estate associated with some of these stores for $16.1 million. We estimate the stores will provide $213.5 million in revenues over the next twelve months.

Historically, we have raised capital through the sale of assets, sale of stores, issuance of stock and the issuance of debt. We may strategically use excess cash to reduce the amount of debt outstanding when appropriate. During 2011, 2010 and 2009, we generated $23.5 million, $18.3 million and $11.4 million, respectively, through the sale of assets and stores and the issuance of long-term debt (primarily related to the financing of certain real estate), net of debt repayments in excess of scheduled amounts.

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

	Outstanding as of December 31, 2011	Remaining Available as of December 31, 2011
New and program floor plan notes payable	$343,940	$-	(1)
Credit facility	87,000	10,449	(2),(3)
Real estate mortgages	194,404	-
Other debt	5,470	-
Total debt	$630,814	$10,449

(1)
We have a $100 million credit facility for floor plan financing with U.S. Bank National Association and JPMorgan Chase Bank, N.A. Certain of our lenders do not have formal limits on the new and program vehicle lines. We had approximately $65.9 million in unfloored new vehicles at December 31, 2011.

(2)	Reduced by $2.6 million for outstanding letters of credit.
(3)	The amount available on the line is limited based on a borrowing base calculation and fluctuates monthly.

New and Program Vehicle Lines
Mercedes-Benz Financial Services USA, LLC, Toyota Financial Services, Ford Motor Credit Company, American Honda Finance Corporation and BMW Financial Services NA, LLC provide new vehicle floor plan financing for their respective brands. Our credit facility with U.S. Bank National Association and JPMorgan Chase Bank, N.A., as well as floor plan financing with Ally Bank serve as the primary source of financing for all other brands.

The new and program vehicle lines are secured by new and program vehicle inventory of the stores financed by that lender. The weighted average interest rate associated with our new and program vehicle lines, excluding the effects of our interest rate swaps, was 2.5% at December 31, 2011.

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

	Year Ended December 31,
(In thousands)	2011	2010	2009
As Reported
Cash flow from (used in) operations	$(766)	$(21,330)	$9,939
Change in floor plan notes payable: non-trade	63,145	24,090	31,417
As Adjusted	$62,379	$2,760	$41,356

As Reported
Cash flow from (used in) financing activities	$51,733	$37,826	$(29,127)
Change in floor plan notes payable: non-trade	(63,145)	(24,090)	(31,417)
As Adjusted	$(11,412)	$13,736	$(60,544)

Working Capital, Acquisition and Used Vehicle Credit Facility
On September 30, 2011, we entered into a new three-year loan agreement which includes a $100 million credit facility with U.S. Bank National Association and JPMorgan Chase Bank, N.A. The interest rate on the credit facility is the one-month LIBOR plus 2.25%, which totaled approximately 2.5% at December 31, 2011. As of December 31, 2011, approximately $10.4 million was available on the credit facility.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate and leasehold improvements. Interest rates related to this debt ranged from 2.5% to 7.0% at December 31, 2011. The mortgages are payable in various installments through May 2031 with no significant maturities until 2013.

Our other debt includes various notes, capital leases and obligations assumed as a result of acquisitions and other agreements and had interest rates that ranged from 3.5% to 9.0% at December 31, 2011. The other debt is due in various installments through October 2018.

Debt Covenants
Under the terms of our Credit Facility and other debt agreements, we are subject to certain financial and restrictive covenants. In addition, the covenants place limitations or restrictions on our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Debt Covenant Ratio	Requirement	As of December 31, 2011
Current ratio	Not less than 1.20 to 1	1.44 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	1.39 to 1
Liabilities to tangible net worth ratio	Not more than 4.00 to 1	2.72 to 1
Funded debt restriction	Not to exceed $310 million	$199.9 million

Based on the information in the above table, we were in compliance with the financial covenants in our Credit Facility and other debt agreements as of December 31, 2011.

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

Inventories
We calculate days supply based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. As of December 31, 2011, our new vehicle days supply was 62, or 12 days lower than our days supply as of December 31, 2010. Our days supply of used vehicles was 52 days as of December 31, 2011, or 1 day lower than our days supply as of December 31, 2010. We have continued to focus on managing our mix and maintaining an appropriate level of used vehicle inventory.

Contractual Payment Obligations
A summary of our contractual commitments and obligations as of December 31, 2011, was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2012	2013 and 2014	2015 and 2016	2017 and beyond
Floor plan notes payable(1)	$343,940	$343,940	$-	$-	$-
Credit Facility(1)	87,000	-	87,000	-	-
Real estate debt, including interest	228,948	16,151	81,845	78,026	52,926
Other debt, including capital leases and interest	7,416	1,771	1,299	4,306	40
Charge-backs on various contracts	10,361	5,752	4,106	489	14
Operating leases(2)	166,558	19,522	34,574	29,405	83,057
Fixed rate payments on interest rate swaps	9,850	4,339	8,655	(2,318)	(826)
	$854,073	$391,475	$217,479	$109,908	$135,211

(1)	Amounts for floor plan notes payable and the Credit Facility do not include estimated interest payments. See Notes 1, 6 and 7 in the Notes to Consolidated Financial Statements.
(2)
Amounts for operating lease commitments do not include sublease income, and certain operating expenses such as maintenance, insurance and real estate taxes.  See Note 8 in the Notes to Consolidated Financial Statements.

Capital Expenditures
Capital expenditures were $31.7 million, $7.6 million and $21.1 million for 2011, 2010 and 2009, respectively. The increase in capital expenditures in 2011 compared to 2010 was related to improvements at certain of our store facilities, the purchase of new store locations, replacement of equipment and construction of a new headquarters building. The decrease in capital expenditures in 2010 compared to 2009 reflected our cash management efforts and our desire to reduce the aggregate level of debt outstanding.

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

Dividends
Our Board of Directors paid dividends on our Class A and Class B common stock for 2011 as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2011	$0.05	$1,316
May 2011	0.07	1,851
August 2011	0.07	1,838
November 2011	0.07	1,817

Management evaluates performance and makes a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Share Repurchase Program
In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. As of December 31, 2011, we have purchased all available shares under this program, 419,376 of which were purchased during 2011 at an average price of $17.92 per share.

In August 2011, our Board of Directors authorized the repurchase of up to an additional 2,000,000 shares of our Class A common stock. Through December 31, 2011, we have purchased 297,055 shares under this program at an average price of $16.41 per share.

As of December 31, 2011, 1,702,945 shares remained available for purchase pursuant to this program.  We may continue to purchase shares from time to time in the future as conditions warrant.

Selected Consolidated Quarterly Financial Data
The following tables set forth our unaudited quarterly financial data(1) (2).

2011 (in thousands, except per share data )	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle	$300,640	$347,727	$383,951	$394,570
Used vehicle retail	156,478	176,591	187,443	175,284
Used vehicle wholesale	29,537	29,153	36,105	35,925
Finance and insurance	19,299	20,886	22,747	22,920
Service, body and parts	73,761	80,937	86,161	84,799
Fleet and other	3,142	17,193	10,131	3,980
Total revenues	582,857	672,487	726,538	717,478
Cost of sales	481,261	555,350	604,330	600,881
Gross profit	101,596	117,137	122,208	116,597
Asset impairments	382	490	-	504
Selling, general and administrative	77,134	82,768	86,247	81,396
Depreciation and amortization	4,092	4,217	4,161	4,156
Operating income	19,988	29,662	31,800	30,541
Floor plan interest expense	(2,462)	(3,359)	(2,010)	(2,753)
Other interest expense	(3,292)	(3,011)	(3,075)	(3,550)
Other, net	77	171	215	233
Income from continuing operations before income taxes	14,311	23,463	26,930	24,471
Income tax provision	(5,923)	(8,777)	(10,600)	(8,108)
Income before discontinued operations	8,388	14,686	16,330	16,363
Discontinued operations, net of tax	317	140	233	2,403
Net income	$8,705	$14,826	$16,563	$18,766

Basic income per share from continuing operations	$0.32	$0.56	$0.62	$0.63
Basic income per share from discontinued operations	0.01	-	0.01	0.09
Basic net income per share	$0.33	$0.56	$0.63	$0.72

Diluted income per share from continuing operations	$0.31	$0.55	$0.61	$0.62
Diluted income per share from discontinued operations	0.02	-	0.01	0.09
Diluted net income per share	$0.33	$0.55	$0.62	$0.71

2010 (in thousands, except per share data )	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle	$210,449	$263,014	$284,391	$280,467
Used vehicle retail	132,693	143,227	154,875	136,008
Used vehicle wholesale	22,782	25,166	30,204	27,562
Finance and insurance	14,268	15,863	18,367	16,776
Service, body and parts	65,960	69,227	74,799	74,184
Fleet and other	800	4,699	3,120	3,087
Total revenues	446,952	521,196	565,756	538,084
Cost of sales	363,614	428,147	464,067	446,301
Gross profit	83,338	93,049	101,689	91,783
Asset impairments	1,491	13,260	-	550
Selling, general and administrative	68,725	72,436	74,921	74,751
Depreciation and amortization	4,685	4,201	4,159	4,109
Operating income	8,437	3,152	22,609	12,373
Floor plan interest expense	(2,691)	(2,506)	(3,011)	(2,117)
Other interest expense	(3,585)	(3,526)	(3,715)	(3,719)
Other, net	67	213	74	65
Income (loss) from continuing operations before income taxes	2,228	(2,667)	15,957	6,602
Income tax (provision) benefit	(860)	1,119	(6,485)	(2,363)
Income (loss) before discontinued operations	1,368	(1,548)	9,472	4,239
Discontinued operations, net of tax	(101)	(171)	320	140
Net income (loss)	$1,267	$(1,719)	$9,792	$4,379

Basic income (loss) per share from continuing operations	$0.05	$(0.06)	$0.36	$0.16
Basic income (loss) per share from discontinued operations	-	(0.01)	0.01	0.01
Basic net income (loss) per share	$0.05	$(0.07)	$0.37	$0.17

Diluted income (loss) per share from continuing operations	$0.05	$(0.06)	$0.36	$0.16
Diluted income (loss) per share from discontinued operations	-	(0.01)	0.01	-
Diluted net income (loss) per share	$0.05	$(0.07)	$0.37	$0.16

(1)	Quarterly data may not add to yearly totals due to rounding.
(2)	Certain reclassifications of amounts previously reported have been made to the quarterly financial data to maintain consistency and comparability between periods presented.

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

Inflation
The effects of inflation were insignificant in the years ended December 31, 2011, 2010 and 2009.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt
We use variable-rate debt to finance our new and program vehicle inventory and certain real estate holdings. The interest rates on our variable rate debt are tied to either the one- or three-month LIBOR or the prime rate. These debt obligations, therefore, expose us to variability in interest payments due to changes in these rates. The floor plan debt is based on open-ended lines of credit tied to each individual store from the various manufacturer finance companies.

Our variable-rate floor plan notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. At December 31, 2011, we had $566.3 million outstanding under such agreements at a weighted average interest rate of 2.8% per annum. A 10% increase in interest rates would increase annual interest expense by approximately $0.2 million, net of tax, based on amounts outstanding at December 31, 2011.

Fixed Rate Debt
The fair value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall because we would expect to be able to refinance for a lower rate. Conversely, the fair value of fixed interest rate debt will decrease as interest rates rise. The interest rate changes affect the fair value but do not impact earnings or cash flows.

At December 31, 2011, we had $64.5 million of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates of between July 2012 and May 2031. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $73.6 million at December 31, 2011.

Hedging Strategies
We believe it is prudent to limit the variability of a portion of our interest payments. Accordingly, we have entered into interest rate swaps to manage the variability of our interest rate exposure, thus leveling a portion of our interest expense in a rising or falling rate environment.

We have effectively changed the variable-rate cash flow exposure on a portion of our floor plan debt to fixed-rate cash flows by entering into receive-variable, pay-fixed interest rate swaps. Under the interest rate swaps, we receive variable interest rate payments and make fixed interest rate payments, thereby creating fixed rate floor plan debt.

We do not enter into derivative instruments for any purpose other than to manage interest rate exposure. That is, we do not engage in interest rate speculation using derivative instruments. Typically, we designate all interest rate swaps as cash flow hedges.

As of December 31, 2011, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:
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

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2011 was 0.3% per annum as reported in the Wall Street Journal.

The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. These amounts related to our cash flow hedges are recorded as deferred gains or losses in our Consolidated Balance Sheets with the offset recorded in accumulated other comprehensive income, net of tax. Changes to the fair value of discontinued cash flow hedges are recognized into earnings as a component of floor plan interest expense. At December 31, 2011, the fair value of all of our agreements was a liability of $7.5 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $3.9 million at December 31, 2011.

In 2009, we determined that the original forecasted transaction for certain of the de-designated cash flow hedges became probable of not occurring. Therefore, we reclassified into earnings a gain of approximately $0.5 million as a reduction of floor plan interest expense at that time. Additionally, we de-designated and re-designated all of our outstanding interest rate swaps when significant changes in our underlying floor plan debt occurred with the Chrysler and GM restructuring. This de-designation and re-designation did not have an impact on earnings at the time, but may increase ineffectiveness in the future.

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

Item 8.  Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2011 is included in Item 7.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2011, which is included in Item 8 of this Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Election of Directors, Meetings and Committees of the Board of Directors, Audit Committee Independence and Financial Expert, Code of Business Conduct and Ethics, Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2012 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be included under the captions Compensation of Directors, Compensation Committee Report, Compensation Discussion and Analysis, Executive Compensation, Potential Payments Upon Termination or Change-in-Control and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2012 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c))
Equity compensation plans approved by shareholders	811,176	$12.69	1,548,414

Equity compensation plans not approved by shareholders	-	-	-
Total	811,176	$12.69	1,548,414

(1)	Includes 724,050 shares available pursuant to our 2003 Stock Incentive Plan and 824,364 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2012 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2012 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item will be included under the caption Fees Paid to KPMG LLP Related to Years 2011 and 2010 and Pre-approval Policies in our Proxy Statement for our 2012 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

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

Exhibit		Description
3.1	(a)	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999

3.2	(l)	Amended and Restated Bylaws of Lithia Motors, Inc. (Corrected)

4.1	(b)	Specimen Common Stock certificate

10.1*	(i)	2009 Employee Stock Purchase Plan

10.2*	(d)	Lithia Motors, Inc. 2001 Stock Option Plan

10.2.1*	(e)	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan

10.2.2*	(e)	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan

10.3	(q)	Lithia Motors, Inc. Amended and Restated 2003 Stock Incentive Plan

10.3.1		RSU Deferral Plan

10.4*	(f)	Form of Restricted Stock Unit Agreement for Senior Executives

10.4.1*	(f)	Form of Restricted Stock Unit Agreement for Non-Executive Officers

10.4.2*	(f)	Form of Restricted Stock Unit Agreement for Non-Executive Directors

10.5*	(k)	Summary 2011 Discretionary Support Services Bonus Program

Exhibit		Description

10.6	(a)	Chrysler Corporation Sales and Service Agreement General Provisions

10.6.1	(a)
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

10.12	(a)	Lease Agreement between CAR LIT, LLC and Lithia Real Estate, Inc. relating to properties in Medford, Oregon (7)

10.13*		Non Employee Director Compensation Plan 2010/2011 Service Year.

10.14*	(h)	Form of Outside Director Nonqualified Deferred Compensation Agreement

10.15*	(o)	Form of Executive Nonqualified Deferred Compensation Plan

10.16	(m)	Loan Agreement dated as of September 30, 2011 between Lithia Motors, Inc., and U.S. Bank National Association, as agent

Exhibit		Description

10.17*	(j)	Split Dollar Agreement dated November 7, 2006 with Sidney B. DeBoer

10.18*	(j)	Split Dollar Insurance Agreement dated December 20, 2007 with Sidney B. DeBoer

10.19*	(l)
Terms of Amended Employment and Change in Control Agreement between Lithia Motors, Inc. and Sidney B. DeBoer dated January 15, 2009.  Substantially similar agreements exist between Lithia Motors, Inc. and each of M.L. Dick Heimann, Bryan B. DeBoer, Christopher S. Holzshu and John F. North III

10.20*	(n)	Form of Indemnity Agreement for each Named Executive Officer.

10.21*	(n)	Form of Indemnity Agreement for each non-management Director

10.22*	(f)	Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan

10.22.1*	(f)	Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award for Sidney DeBoer

10.22.2*	(f)	Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award

10.23	(p)	Acquisition and Option Termination Agreement with M.L. Dick Heimann

10.23.1	(p)	Form of Membership Purchase Agreement with M.L. Dick Heimann

12		Ratio of Earnings to Combined Fixed Charges

21		Subsidiaries of Lithia Motors, Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(a)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 30, 2000.
(b)	Incorporated by reference from the Company's Registration Statement on Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities Exchange Commission on December 18, 1996.
(c)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 31, 1998.
(d)	Incorporated by reference from Appendix B to the Company’s Proxy Statement for its 2001 Annual Meeting as filed with the Securities and Exchange Commission on May 8, 2001.
(e)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on February 22, 2002.
(f)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on March 7, 2011.
(g)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 31, 1999.
(h)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on March 8, 2006.
(i)	Incorporated by reference from the Company’s Proxy Statement for its 2009 Annual Meeting as filed with the Securities and Exchange Commission on March 20, 2009.
(j)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on April 11, 2008.

(k)	Incorporated by reference from the Company’s Proxy Statement for its 2011 Annual Meeting as filed with the Securities and Exchange Commission on March 14, 2011.
(l)	Incorporated by reference from the Company’s Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission on March 16, 2009.
(m)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on October 6, 2011.
(n)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on May 28, 2009.
(o)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on January 5, 2010.
(p)	Incorporated by reference from the Company’s Form 8-K as filed with the Securities and Exchange Commission on December 22, 2011.
(q)	Incorporated by reference from the Company’s Form 10-Q as filed with the Securities and Exchange Commission on April 29, 2011.

(1)	Substantially identical agreements exist between DaimlerChrysler Motor Company, LLC and those other subsidiaries operating Dodge, Chrysler, Plymouth or Jeep dealerships.
(2)	Substantially identical agreements exist for its Ford and Lincoln-Mercury lines between Ford Motor Company and those other subsidiaries operating Ford or Lincoln-Mercury dealerships.
(3)	Substantially identical agreements exist between Volkswagen of America, Inc. and those subsidiaries operating Volkswagen dealerships.
(4)	Substantially identical agreements exist between Chevrolet Motor Division, GM Corporation and those other subsidiaries operating General Motors dealerships.
(5)	Substantially identical agreements exist (except the terms are all 2 years) between Toyota Motor Sales, USA, Inc. and those other subsidiaries operating Toyota dealerships.
(6)	Substantially identical agreements exist between Nissan Motor Corporation and those other subsidiaries operating Nissan dealerships.
(7)	Lithia Real Estate, Inc. leases all the property in Medford, Oregon sold to CAR LIT, LLC under substantially identical leases covering six separate blocks of property.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 24, 2012	LITHIA MOTORS, INC.

By /s/ Sidney B. DeBoer
Sidney B. DeBoer
Chairman of the Board and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2012:

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

We have audited the accompanying Consolidated Balance Sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended December 31, 2011. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Lithia Motors, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lithia Motors, Inc.:

We have audited Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lithia Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lithia Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related Consolidated Statements of Operations, Changes in Stockholders’ Equity and Comprehensive Income, and Cash Flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/ KPMG LLP

Portland, Oregon
February 24, 2012

RDGXBRLParseBegin
LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$20,851	$9,306
Accounts receivable, net of allowance for doubtful accounts of $261 and $190	99,407	75,011
Inventories, net	506,484	415,228
Deferred income taxes	4,730	2,937
Other current assets	16,719	6,062
Total Current Assets	648,191	508,544

Property and equipment, net of accumulated depreciation of $99,115 and $93,745	373,779	362,433
Goodwill	18,958	6,186
Franchise value	59,095	45,193
Deferred income taxes	29,270	39,524
Other non-current assets	16,840	9,796
Total Assets	$1,146,133	$971,676

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$114,760	$84,775
Floor plan notes payable: non-trade	229,180	166,482
Current maturities of long-term debt	8,221	12,081
Trade payables	31,712	23,747
Accrued liabilities	72,711	58,784
Total Current Liabilities	456,584	345,869

Long-term debt, less current maturities	278,653	268,693
Deferred revenue	25,146	20,158
Other long-term liabilities	18,629	16,739
Total Liabilities	779,012	651,459

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 22,195 and 22,523	279,366	284,807
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,762 and 3,762	468	468
Additional paid-in capital	10,918	10,972
Accumulated other comprehensive loss	(4,508)	(4,869)
Retained earnings	80,877	28,839
Total Stockholders' Equity	367,121	320,217
Total Liabilities and Stockholders' Equity	$1,146,133	$971,676

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenues:
New vehicle	$1,426,888	$1,038,321	$857,096
Used vehicle retail	695,796	566,803	465,001
Used vehicle wholesale	130,720	105,714	70,699
Finance and insurance	85,852	65,274	54,953
Service, body and parts	325,658	284,170	278,336
Fleet and other	34,446	11,706	2,544
Total revenues	2,699,360	2,071,988	1,728,629
Cost of sales:
New vehicle	1,316,413	953,186	784,801
Used vehicle retail	595,178	486,739	399,486
Used vehicle wholesale	130,167	105,070	70,228
Service, body and parts	168,538	147,119	145,836
Fleet and other	31,526	10,015	1,225
Total cost of sales	2,241,822	1,702,129	1,401,576
Gross profit	457,538	369,859	327,053
Asset impairment	1,376	15,301	7,972
Selling, general and administrative	327,545	290,833	266,388
Depreciation and amortization	16,626	17,154	17,786
Operating income	111,991	46,571	34,907
Floor plan interest expense	(10,584)	(10,325)	(10,704)
Other interest expense	(12,928)	(14,545)	(13,925)
Other income, net	696	419	1,486
Income from continuing operations before income taxes	89,175	22,120	11,764
Income tax provision	(33,408)	(8,589)	(5,042)
Income from continuing operations, net of income tax	55,767	13,531	6,722
Income from discontinued operations, net of income tax	3,093	188	2,429
Net income	$58,860	$13,719	$9,151

Basic income per share from continuing operations	$2.13	$0.52	$0.31
Basic income per share from discontinued operations	0.11	0.01	0.11
Basic net income per share	$2.24	$0.53	$0.42

Shares used in basic per share calculations	26,230	26,062	22,037

Diluted income per share from continuing operations	$2.09	$0.51	$0.30
Diluted income per share from discontinued operations	0.12	0.01	0.11
Diluted net income per share	$2.21	$0.52	$0.41

Shares used in diluted per share calculations	26,664	26,279	22,176

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
For the years ended December 31, 2009, 2010 and 2011
(In thousands)

						Accumulated Other
						Compre-		Total
	Common Stock				Additional	hensive		Stock-
	Class A		Class B		Paid In	Income	Retained	holders'
	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2008	16,717	$234,522	3,762	$468	$9,275	$(5,810)	$9,888	$248,343
Net income	-	-	-	-	-	-	9,151	9,151
Fair value of interest rate swap agreements, net of tax expense of $1,177	-	-	-	-	-	1,960	-	1,960
Comprehensive income								11,111
Issuance of stock in connection with employee stock plans	635	2,426	-	-	-	-	-	2,426
Issuance of restricted stock to employees and directors	110	-	-	-	-	-	-	-
Shares forfeited by employees	(26)	-	-	-	-	-	-	-
Issuance of Class A common stock	4,600	43,150	-	-	-	-	-	43,150
Repurchase of Class A common stock	-	(1)	-	-	-	-	-	(1)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	-	783	-	-	1,226	-	-	2,009
Balance at December 31, 2009	22,036	280,880	3,762	468	10,501	(3,850)	19,039	307,038
Net income	-	-	-	-	-	-	13,719	13,719
Fair value of interest rate swap agreements, net of tax benefit of $626	-	-	-	-	-	(1,019)	-	(1,019)
Comprehensive income								12,700
Issuance of stock in connection with employee stock plans	658	4,192	-	-	-	-	-	4,192
Shares forfeited by employees	(9)	-	-	-	-	-	-	-
Repurchase of Class A common stock	(162)	(1,626)	-	-	-	-	-	(1,626)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	-	1,361	-	-	471	-	-	1,832
Dividends paid	-	-	-	-	-	-	(3,919)	(3,919)
Balance at December 31, 2010	22,523	284,807	3,762	468	10,972	(4,869)	28,839	320,217
Net income	-	-	-	-	-	-	58,860	58,860
Fair value of interest rate swap agreements, net of tax expense of $195	-	-	-	-	-	361	-	361
Comprehensive income								59,221
Issuance of stock in connection with employee stock plans	438	5,654	-	-	-	-	-	5,654
Issuance of restricted stock to employees	11	-	-	-	-	-	-	-
Shares forfeited by employees	(5)	-	-	-	-	-	-	-
Repurchase of Class A common stock	(772)	(13,568)	-	-	-	-	-	(13,568)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	-	2,473	-	-	(54)	-	-	2,419
Dividends paid	-	-	-	-	-	-	(6,822)	(6,822)
Balance at December 31, 2011	22,195	$279,366	3,762	$468	$10,918	$(4,508)	$80,877	$367,121

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$58,860	$13,719	$9,151
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairments	1,376	15,301	7,972
Depreciation and amortization	16,626	17,154	17,786
Depreciation and amortization within discontinued operations	322	432	1,035
Amortization of debt discount	-	-	48
Stock-based compensation	2,001	2,419	2,054
Gain on early extinguishment of debt	-	-	(1,317)
Gain on disposal of other assets	(6,495)	(107)	(476)
(Gain) loss from disposal activities within discontinued operations	(4,396)	301	(9,910)
Deferred income taxes	8,093	(2,131)	5,627
Excess tax deficit (benefit) from share-based payment arrangements	(525)	(264)	45
(Increase) decrease, net of effect of acquisitions and divestitures:
Accounts receivables, net	(22,503)	(22,881)	17,780
Inventories	(78,202)	(68,305)	120,785
Other current assets	(13,111)	(1,633)	15,992
Other non-current assets	(1,108)	(2,029)	(4,347)
Increase (decrease), net of effect of acquisitions and divestitures:
Floor plan notes payable	13,510	10,550	(179,893)
Trade payables	5,998	4,960	(2,789)
Accrued liabilities	11,605	10,029	(4,318)
Other long-term liabilities and deferred revenue	7,183	1,155	14,714
Net cash provided by (used in) operating activities	(766)	(21,330)	9,939

Cash flows from investing activities:
Principal payments received on notes receivable	121	85	-
Capital expenditures	(31,673)	(7,589)	(21,131)
Proceeds from sales of assets	29,677	10,288	14,524
Payments for life insurance proceeds, net of proceeds received	(900)	-	-
Cash paid for acquisitions, net of cash acquired	(60,485)	(23,691)	-
Proceeds from sales of stores	23,838	941	27,697
Net cash provided by (used in) investing activities	(39,422)	(19,966)	21,090

Cash flows from financing activities:
Net borrowings on floor plan notes payable: non-trade	63,145	24,090	31,417
Borrowings on lines of credit	56,000	40,000	48,000
Repayments on lines of credit	(9,000)	(24,000)	(110,000)
Principal payments on long-term debt and capital leases, scheduled	(10,909)	(8,248)	(13,260)
Principal payments on long-term debt and capital leases, other	(55,666)	(40,146)	(78,652)
Proceeds from issuance of long-term debt	25,674	47,219	47,838
Proceeds from issuance of common stock	5,654	4,192	45,576
Repurchase of common stock	(13,568)	(1,626)	(1)
Excess tax (deficit) benefit from share-based payment arrangements	525	264	(45)
Dividends paid	(6,822)	(3,919)	-
Increase in restricted cash	(3,300)	-	-
Net cash provided by (used in) financing activities	51,733	37,826	(29,127)

Increase (decrease) in cash and cash equivalents	11,545	(3,470)	1,902

Cash and cash equivalents at beginning of year	9,306	12,776	10,874
Cash and cash equivalents at end of year	$20,851	$9,306	$12,776

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,961	$25,357	$29,741
Cash paid (refunded) during the period for income taxes, net	33,722	8,000	(14,996)

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies

Organization and Business
We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of December 31, 2011, we offered 26 brands of new vehicles and all brands of used vehicles in 85 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks and replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance.

Our dealerships are primarily located throughout the Western and Midwestern regions of the United States. We target mid-sized regional markets for domestic and import franchises and metropolitan markets for luxury franchises. We believe this strategy enables brand exclusivity with minimal competition from other dealership with the same franchise in the market.

Basis of Presentation
The accompanying Consolidated Financial Statements reflect the results of operations, the financial position and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations of stores classified as discontinued operations have been presented on a comparable basis for all periods presented in the accompanying Consolidated Statements of Operations.  See Note 17.

Cash and Cash Equivalents
Cash and cash equivalents are defined as cash on hand and cash in bank accounts without restrictions.

Accounts Receivable
Accounts receivable include amounts due from the following:
•	various lenders for the financing of vehicles sold;
•	customers for vehicles sold and service and parts sales;
•	manufacturers for factory rebates, dealer incentives and warranty reimbursement; and
•	insurance companies, finance companies, and other miscellaneous receivables.

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

Manufacturers reimburse us for holdbacks, floor plan interest and advertising credits, which are reflected as a reduction in the carrying value of each vehicle purchased by us. We recognize advertising credits, floor plan interest credits, holdbacks, cash incentives and other rebates received from manufacturers that are tied to specific vehicles as a reduction to cost of sales as the related vehicles are sold.

Parts purchase discounts that we receive from the manufacturer are reflected as a reduction in the carrying value of the parts purchased from the manufacturer and are recognized as a reduction to cost of goods sold as the related inventory is sold. See Note 3.

Property and Equipment
Property and equipment are stated at cost and are depreciated over their estimated useful lives on the straight-line basis. Leasehold improvements made at the inception of the lease or during the term of the lease are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease.

The range of estimated useful lives is as follows:

Buildings and improvements	5 to 40 years
Service equipment	5 to 15 years
Furniture, signs and fixtures	5 to 10 years

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels and betterments are capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. For the years ended December 31, 2011 and 2009, we recorded capitalized interest of $0.2 million and $0.9 million, respectively. We recorded no capitalized interest in 2010.

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

Goodwill
Goodwill represents the excess purchase price over the fair value of net assets acquired which is not allocable to separately identifiable intangible assets. Other identifiable intangible assets, such as franchise rights, are separately recognized if the intangible asset is obtained through contractual or other legal right or if the intangible asset can be sold, transferred, licensed or exchanged.

Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying value of the reporting unit more likely than not exceeds fair value. We have determined that we operate as one reporting unit for the goodwill impairment test.

We test our goodwill for impairment on October 1 of each year by applying a fair-value based test using the Adjusted Present Value (“APV”) method to indicate the fair value of our reporting unit. Under the APV method, future cash flows are based on recently prepared operating forecasts and business plans to estimate the future economic benefits that the reporting unit will generate. Operating forecasts and cash flows include, among other things, revenue growth rates that are based on management’s forecasted sales projections and on U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. A discount rate is utilized to convert the forecasted cash flows to their present value equivalent representing the indicated fair value of our reporting unit. The discount rate applied to the future cash flows factors is a subject-company risk premium, an equity market risk premium, small stock risk premium, a beta and a risk-free rate. We compare the indicated fair value of our reporting unit to our market capitalization, including consideration of a control premium. The control premium represents the estimated amount an investor would pay to obtain a controlling interest. We believe this reconciliation is consistent with a market participant perspective.

The impairment test of goodwill is a two step process. The first step identifies potential impairment by comparing the estimated fair value of a reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step includes determining the implied fair value in the same manner as the amount of goodwill recognized in a business combination is determined. The implied fair value of goodwill is then compared with the carrying amount of goodwill to determine if an impairment loss is necessary.  See Note 5.

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

We perform our impairment tests on October 1 of each year using a multi-period excess earnings (“MPEE”) model to estimate the fair value of our franchises. We have determined that only certain cash flows of the store are directly attributable to franchise rights. Future cash flows are based on recently prepared operating forecasts and business plans to estimate the future economic benefits that the store will generate. Operating forecasts and cash flows include, among other things, revenue growth rates that are calculated based on management’s forecasted sales projections and on the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. Additionally, we use a contributory asset charge to represent working capital, personal property and assembled workforce costs.

A discount rate is utilized to convert the forecasted cash flows to their present value equivalent. The discount rate applied to the future cash flows factors is a subject-company risk premium, an equity market risk premium, small stock risk premium, a beta and a risk-free rate. See Note 5.

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

Advertising expense, net of manufacturer cooperative advertising credits, was $25.1 million, $26.2 million and $17.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Manufacturer cooperative advertising credits were $7.9 million in 2011, $2.6 million in 2010 and $3.7 million in 2009.

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

When there are situations with uncertainty as to the timing of the deduction, the amount of the deduction, or the validity of the deduction, we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Positions that meet this criterion are measured using the largest benefit that is more than 50% likely to be realized. Interest and penalties are recorded in the period incurred or accrued when related to an uncertain tax position. See Note 15.

We account for all taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (i.e., sales, use, value-added) on a net (excluded from revenues) basis.

Concentration of Risk and Uncertainties
We purchase substantially all of our new vehicles and inventory from various manufacturers at the prevailing prices charged by auto makers to all franchised dealers. Our overall sales could be impacted by the auto manufacturers’ inability or unwillingness to supply the dealership with an adequate supply of popular models.

In March 2011, an earthquake, tsunami and subsequent nuclear crisis in Japan impacted automotive manufacturers and automotive suppliers. These events damaged facilities, reduced production of vehicles and parts and destroyed inventory in Japan. Many Japanese manufacturers and suppliers were forced to halt production as they reconfigured production logistics. Many plants in Japan were inoperable or ran at limited capacity for a period of time. These events caused a global disruption to the supply of vehicles and automotive parts. As a result, new vehicle sales volumes for these manufacturers were negatively impacted in 2011. Vehicle production levels for these automotive manufacturers began improving during the last half of 2011. We have seen inventory levels return to normal in early 2012. We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. In the event that manufacturers are unable to supply the needed level of vehicles, our financial performance may be adversely impacted. As of December 31, 2011 and 2010, we had $372.8 million and $305.7 million, respectively, in new vehicle inventory. We had $27.0 million and $22.2 million in parts and accessories inventory as of December 31, 2011 and 2010, respectively.

A lack of new vehicle supply may increase demand for late-model used vehicles. In 2008, 2009 and 2010, vehicle production and sales in North America were reduced by the recessionary environment. As a result, used vehicle supply, especially late-model vehicles, may be constrained, resulting in increased supply pressures and limited availability. Our used vehicle sales volume could be adversely impacted if we are unable to maintain an adequate supply of vehicles or if we are unable to obtain the makes and models desired by our customers. As of December 31, 2011, and 2010, we had $106.6 million and $87.3 million, respectively, in used and program vehicle inventory.

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

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’, inability to supply the stores with an adequate supply of vehicles. Our Chrysler, General Motors (“GM”) and Ford (collectively, the “Domestic Manufacturers”) stores represented approximately 32%, 17% and 6% of our new vehicle sales for 2011, respectively, and approximately 30%, 17% and 6% for 2010, respectively.

We receive incentives and rebates from our manufacturers, including cash allowances, financing programs, discounts, holdbacks and other incentives. These incentives are recorded as receivables on our Consolidated Balance Sheets until payment is received. Our financial condition could be materially adversely impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives and rebates at substantially similar terms, or to pay our outstanding receivables. Total receivables from Domestic Manufacturers were $11.6 million and $8.4 million as of December 31, 2011 and 2010, respectively.

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

We obtain new vehicle floor plan financing from a number of manufacturers or their affiliated finance companies. Amounts financed by lenders directly associated with the vehicle manufacturer or their affiliated finance company are classified as floor plan notes payable. These lenders include Mercedes-Benz Financial Services USA, LLC, Toyota Financial Services, Ford Motor Credit Company, American Honda Finance Corporation and BMW Financial Services NA, LLC. Several of these companies also provide mortgage financing.

We also obtain mortgage and new vehicle floor plan financing from certain lenders not directly affiliated with new vehicle manufacturers. Amounts financed for vehicles by these lenders are classified as floor plan notes payable: non-trade. Ally Bank and the credit facility with U.S. Bank National Association and JPMorgan Chase Bank, N.A. are the primary sources of floor plan financing for our General Motors, Chrysler, Subaru, Nissan and Hyundai brands.

At December 31, 2011 and 2010, Ally Bank was the floor plan provider on approximately 37% and 65%, respectively, of our total floor plan amount outstanding and the provider of approximately 33% and 28%, respectively, of our outstanding mortgage financing.

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

The European Union is currently responding to a sovereign debt crisis involving Portugal, Ireland, Italy, Spain and Greece. The resolution of this crisis remains uncertain at this time. Many European and other banks have significant exposure to this sovereign debt and may be negatively affected in the event of restructuring or default. In 2008, with the significant disruption to financial markets, automotive sales were severely impacted due to the lack of available commercial and consumer credit. There can be no assurance that events in Europe will not cause a similar reduction in the availability of credit or otherwise negatively impact new vehicle sales.

Financial Instruments, Fair Value and Market Risks
The carrying amounts of cash equivalents, accounts receivables, trade payables, accrued liabilities and short-term borrowings approximate fair value because of the short-term nature and current market rates of these instruments.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 14.

We have variable rate floor plan notes payable, mortgages and other credit line borrowings that subject us to market risk exposure. At December 31, 2011, we had $566.3 million outstanding under such facilities, with interest rates ranging from 2.1% to 5.0% per annum. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

The fair value of long-term, fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall because we could refinance for a lower rate. Conversely, the fair value of fixed interest rate debt will decrease as interest rates rise. The interest rate changes affect the fair value, but do not impact earnings or cash flows. We monitor our fixed interest rate debt regularly, refinancing debt that is materially above market rates if permitted. See Note 14.

We are also subject to credit risk and market risk by entering into interest rate swaps. See below and Note 13. We are generally exposed to credit or repayment risk based on our relationship with the counterparty to the transaction. We minimize the credit or repayment risk on our derivative instruments by entering into transactions with institutions whose credit rating is Aa or higher.

Derivative Financial Instruments
We enter into interest rate swap agreements to reduce our exposure to market risks from changing interest rates on our new vehicle floor plan lines of credit. All derivative instruments are recorded on the Consolidated Balance Sheets as an asset or liability at fair value. The related gains and losses on these instruments are deferred as a component of stockholders’ equity, provided specific hedge accounting criteria are met. Recognition of the deferred gains and losses occur in the period the related cash flow item hedged is recognized as a component of floor plan interest expense. To the extent the derivative contract is determined to be ineffective, the ineffective portion is immediately recognized in earnings. See Note 13.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

Estimates are used in the calculation of certain reserves maintained for charge-backs on estimated cancellations of service contracts; life, accident and disability insurance policies; and finance fees from customer financing contracts. We also use estimates in the calculation of various expenses, accruals and reserves, including anticipated workers compensation premium expenses related to a retrospective cost policy, anticipated losses related to self-insurance components of our property and casualty and medical insurance, self-insured lifetime lube, oil and filter service contracts, discretionary employee bonuses, warranties provided on certain products and services and stock-based compensation. We also make certain estimates regarding the assessment of the recoverability of long-lived assets, indefinite lived intangible assets and deferred tax assets.

Revenue Recognition
Revenue from the sale of a vehicle is recognized when a contract is signed by the customer, financing has been arranged or collectability is reasonably assured and the delivery of the vehicle to the customer is made. We do not allow the return of new or used vehicles, except where mandated by state law.

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

As a result of these tests, we recorded asset impairments totaling $1.4 million, $15.3 million and $8.0 million, respectively, in 2011, 2010 and 2009, as detailed below. Results for certain locations were retrospectively reclassified from discontinued operations to continuing operations for 2009 in the Consolidated Statements of Operations, including prior period impairments.

Asset impairments recorded in the Consolidated Statements of Operations consist of the following (in thousands):

Year Ended December 31,	2011	2010	2009
Intangible assets	$-	$-	$250
Long-lived assets	1,376	15,301	9,720
Other assets	-	-	(1,998)
Total asset impairments	$1,376	$15,301	$7,972

See Notes 4 and 17.

Stock-Based Compensation
Compensation costs associated with equity instruments exchanged for employee and director services are measured at the grant date, based on the fair value of the award, and recognized as an expense over the individual’s requisite service period (generally the vesting period of the equity award).  See Note 12.

Legal Costs
We are a party to numerous legal proceedings arising in the normal course of business. We accrue for certain legal costs, including attorney fees, and potential settlement claims related to various legal proceedings that are estimable and probable. See Note 8.

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

Based on this definition, we believe we operate as a single operating and reporting segment, automotive retailing. Our chief operating decision maker (“CODM”), defined to be our executive management group, evaluates our performance on a consolidated basis. Historical and forecasted operational performance is evaluated on a consolidated basis by the CODM. Additionally, allocation of future resources is evaluated on a consolidated basis as several of our functions are centralized.

Warranty
We offer a 60-day, 3,000 mile limited warranty on the sale of most retail used vehicles. We also offer a 3-year, 50,000 mile warranty on parts used in our service repair work and a 2-year warranty on tire purchases. The cost that may be incurred for these warranties is estimated at the time the related revenue is recorded. A reserve for these warranty liabilities is estimated based on current sales levels, warranty experience rates and estimated costs per claim. As of December 31, 2011 and 2010, the accrued warranty balance was $0.5 million and $0.1 million, respectively.

(2)           Accounts Receivable

Accounts receivable consisted of the following (in thousands):

December 31,	2011	2010
Contracts in transit	$47,867	$34,365
Trade receivables	16,418	13,166
Vehicle receivables	15,930	13,439
Manufacturer receivables	19,453	14,231
	99,668	75,201
Less: Allowance	(261)	(190)
Total accounts receivables, net	$99,407	$75,011

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

Manufacturer receivables represent amounts due from manufacturers including holdbacks, rebates, incentives and warranty claims.

(3)           Inventories

Inventories consisted of the following (in thousands):

December 31,	2011	2010
New vehicles	$372,838	$305,721
Used and program vehicles	106,622	87,349
Parts and accessories	27,024	22,158
Total inventories	$506,484	$415,228

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle. As of December 31, 2011 and 2010, the carrying value of inventory had been reduced by $3.2 million and $2.9 million, respectively, for assistance received from manufacturers as discussed in Note 1.

We evaluate our vehicles at the lower of market value or cost under the pooled approach. We did not record any impairment charges on used vehicle inventories in 2011 or 2010. If the book value of our used vehicles is more than fair value, we could experience losses on our used vehicles in future periods.

(4)           Property and Equipment

Property and equipment consisted of the following (in thousands):

December 31,	2011	2010
Land	$120,092	$117,083
Building and improvements	232,478	225,331
Service equipment	36,895	36,905
Furniture, signs and fixtures	71,313	73,925
	460,778	453,244
Less accumulated depreciation	(99,115)	(93,745)
	361,663	359,499
Construction in progress	12,116	2,934
	$373,779	$362,433

Description of Economic Factors Affecting Undeveloped Land and Vacant Facilities
Our portfolio of land, building and improvements includes properties held for future development, comprised of undeveloped land and vacant facilities. The undeveloped land was purchased in connection with our planned development of stand-alone used vehicle stores or to relocate existing new vehicle stores in certain markets. In 2008, our plans to develop the land were placed on hold until economic conditions improved. The vacant facilities are a result of the bankruptcy reorganization of Chrysler and GM, which terminated certain stores we operated, or through our election to close certain underperforming locations. We believe many of these locations are best utilized for retail automotive purposes reflective of our intended use and construction specifications.

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

During 2010, we evaluated the results of our comprehensive search and we determined that we would be unable to acquire franchises at reasonable prices to mitigate the continued holding costs of the facilities. We also determined that development opportunities for our undeveloped land would not be realizable within a short to medium-term time period. In addition, through the first half of 2010, we experienced various macroeconomic and industry specific factors which influenced our decision to modify our disposition strategy.

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

The closure of a number of automotive retail locations in 2009, due both to the economic downturn and as a result of the termination of franchises by major domestic manufacturers in connection with their bankruptcy proceedings, created an oversupply of vacant dealership properties across the United States. Sales levels created significant idle capacity in existing automotive dealership network, which reduced the need for additional retail space provided by vacant dealership sites or by developing new sites. In 2010, it became apparent that this oversupply of dealer capacity may take a significantly longer period to be absorbed than previously thought.

Additionally, improvement in the demand for properties held for future development is tied to a broader economic recovery. Retailers and other commercial users who are willing and able to make the often significant capital investment these properties require must feel more optimistic about the outlook for the future. While the economy improved from the unprecedented depressed levels experienced in 2009, the longer-term outlook remained cautious. Anemic growth of economic activity out of the recession, a reduction in outlook for GDP growth by economists, persistently high unemployment rates, and the European credit crisis impacted consumer confidence and delayed the expected rebound of the U.S. economy.

Also, the relative financial condition of regional banks, many of which carry significant quantities of non-performing assets or other owned real estate, remained tenuous. As a result, their inability or unwillingness to finance the purchase of commercial properties for potential buyers significantly reduced the demand and opportunities for us to sell our holdings at reasonable prices. Overall, availability of credit for prospective buyers remained tight compared to historical levels, reducing the potential pool of buyers to only the most creditworthy market participants.

In the markets where our undeveloped or vacant properties are located, we experienced a large supply of vacant dealership sites, commercial real estate in general and available land for commercial and retail development, which allowed prospective buyers a number of choices and increased price pressure. In evaluating broader commercial real estate trends, the supply of commercial real estate failed to decrease in the first half of 2010 and continued to significantly outstrip current demand. Sales activity remained limited given diverging price expectations by buyers and sellers. When sales do occur, the realized prices were often lower than in prior periods, reflecting the financially distressed nature of the seller and/or the leveraged negotiating position of the buyer.

As a result of these various considerations, we changed our strategy in the middle of 2010 regarding our real estate held for development. Previously, we contemplated disposition in the normal course of business under a highest and best use scenario allowing for a “market reasonable” marketing period. As a result, we adopted a strategy focused on a more immediate disposition to potential buyers meeting broader needs and characteristics, including a different commercial retail use, allowing for the redeployment of the invested capital to higher-growth potential opportunities within our business.

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

Long-Lived Asset Impairment Charges
As a result of the above, additional changes in expected future use and additional market data, as well as the reorganization in bankruptcy of both Chrysler and GM in 2009, we tested our long-lived assets for recovery in 2011, 2010 and 2009. Based on these tests, we recorded asset impairment charges of $1.4 million, $15.3 million and $9.7 million in 2011, 2010 and 2009, respectively, on our Consolidated Statements of Operations.

We continue to focus on mitigating our exposure to vacant dealerships and undeveloped land, and have made progress towards the disposal of these non-operating assets. We place the highest priority on disposing of vacant dealerships, due to their significantly higher carrying costs and more restrictive commercial use. As additional market information becomes available and negotiations with prospective buyers continue, estimated fair market values of our properties may change. These changes may result in recognition of additional impairment charges in future periods. As of December 31, 2011, we had $14.0 million of our long-lived assets held for future development or investment purposes.

 (5)          Goodwill and Franchise Value

The following is a roll-forward of goodwill (in thousands):

Goodwill
Gross balance as of December, 31, 2009	$299,266
Accumulated impairment losses	(299,266)
Net balance as of December 31, 2009	-
Additions through acquisitions	6,186
Net balance as of December 31, 2010	6,186
Additions through acquisitions	12,869
Transfers to discontinued operations	(97)
Net balance as of December 31, 2011	$18,958

During 2011 and 2010, we concluded that there were no impairments to the carrying value of goodwill. We did not have any goodwill on our Consolidated Balance Sheets during 2009.

The following is a roll-forward of franchise value (in thousands):

Franchise Value
Balance as of December 31, 2009	$42,428
Additions through acquisitions	2,615
Transfers from discontinued operations	150
Balance as of December 31, 2010	45,193
Additions through acquisitions	14,517
Transfers to discontinued operations	(615)
Balance as of December 31, 2011	$59,095

We concluded that there were no impairments to the carrying value of franchise value in 2011 or 2010. The $0.3 million impairment charge recorded in 2009 was related to an impairment associated with a location that was retrospectively reclassified from discontinued operations to continuing operations in the Consolidated Statements of Operations.

(6)           Floor Plan Notes Payable

We obtain new vehicle floor plan financing from a number of manufacturers, manufacturer affiliated finance companies and lenders. All new vehicles are pledged to collateralize floor plan notes payable. Floor plan notes are payable on demand and are typically paid upon the sale of the related vehicle. As such, these floor plan notes payable are classified as current liabilities on the Consolidated Balance Sheets. These notes bear interest, payable monthly on the outstanding balance, at a rate of interest that varies by provider. The weighted average interest rate on our floor plan facilities was 2.5% as of December 31, 2011.

We maintain deposit relationships with certain floor plan providers. As of December 31, 2011 and 2010, $0.5 million and $7.7 million, respectively, was recorded as a reduction to floor plan notes payable related to these amounts, reflecting the legal right of offset held by the floor plan provider.

(7)           Long-Term Debt

Our long-term debt consists of the following (in thousands):

December 31,	2011	2010
Working capital, acquisition and used vehicle credit facility	$87,000	$40,000
Real estate mortgages	194,404	234,850
Other debt	5,470	5,924
Total long-term debt	286,874	280,774
Less current maturities	(8,221)	(12,081)
Long-term debt	$278,653	$268,693

Working Capital, Acquisition and Used Vehicle Credit Facility
On September 30, 2011, we entered into a new three-year $200 million credit facility with U.S. Bank National Association and JPMorgan Chase, N.A. (the “Credit Facility”). This Credit Facility provides us with a $100 million floor plan commitment and up to a $100 million revolving line of credit.

The interest rate on the revolving line of credit is the 1-month LIBOR plus 2.25%. Our financial covenants related to this Credit Facility include maintaining a current ratio not less than 1.20:1.0, a fixed charge coverage ratio not less than 1.20:1.0 and a liabilities to tangible net worth ratio not more than 4.0:1.0. We are also limited in the amount of total funded debt we may carry to $310 million, excluding subordinated debt. As of December 31, 2011, we had $87.0 million outstanding under the Credit Facility and we were in compliance with all financial covenants.

Loans are guaranteed by all of our subsidiaries and are secured by new vehicle inventory, used vehicle and parts inventory, equipment other than fixtures, deposit accounts, accounts receivable, investment property, other intangible personal property and a portion of our real property Lithia Real Estate grants as a security interest to U.S. Bank. Capital stock and other equity interests of our subsidiary stores and certain other subsidiaries are excluded. The lenders’ security interest in new vehicle inventory is subordinated to the interests of floor plan financing lenders, including Ally Bank, Mercedes-Benz Financial Services USA, LLC, Toyota Financial Services, Ford Motor Credit Company, American Honda Finance Corporation and BMW Financial Services NA, LLC. The Credit Facility agreement provides for events of default that include nonpayment, breach of covenants, a change of control and certain cross-defaults with other indebtedness. The Credit Facility provides for events of default that include nonpayment and certain cross-defaults with other indebtedness. In the event of a default, the Credit Facility provides that the lenders may declare the entire principal balance and floor plan balance immediately due, foreclose on collateral and increase the applicable interest rate to the revolving loan rate plus 3% per annum, among other remedies.

Real Estate Mortgages
Associated with our owned real estate and leaseholds, we have mortgages with interest rates ranging from 2.5% to 7.0% per annum. These mortgages are payable in various installments through May 2031 and are secured by the associated real estate.

Other Debt
Other long-term debt includes various notes, capital leases and obligations assumed as a result of acquisitions and other agreements. The interest rates associated with this debt range from 3.5% to 9.0% per annum and are payable in various installments through October 2018.

Future Principal Payments
The schedule of future principal payments on long-term debt as of December 31, 2011 was as follows (in thousands):

Year Ending December 31,
2012	$8,221
2013	34,318
2014	122,821
2015	46,187
2016	29,498
Thereafter	45,829
Total principal payments	$286,874

(8)          Commitments and Contingencies

Leases
We lease certain of our facilities under non-cancelable operating and capital leases. These leases expire at various dates through 2066. Certain lease commitments contain fixed payment increases at predetermined intervals over the life of the lease, while other lease commitments are subject to escalation clauses of an amount equal to the increase in the cost of living based on the “Consumer Price Index - U.S. Cities Average - All Items for all Urban Consumers” published by the U.S. Department of Labor, or a substantially equivalent regional index. Lease expense related to operating leases is recognized on a straight-line basis over the life of the lease.

The minimum lease payments under our operating and capital leases after December 31, 2011 are as follows (in thousands):

Year Ending December 31,
2012	$19,584
2013	18,182
2014	16,499
2015	15,344
2016	14,142
Thereafter	83,097
Total minimum lease payments	166,848
Less: sublease rentals	(8,819)
$158,029

Rental expense, net of sublease income, for all operating leases was $15.0 million, $13.6 million and $14.4 million for the years ended December 31, 2011, 2010 and 2009, respectively. These amounts are included as a component of selling, general and administrative expenses in our Consolidated Statements of Operations.

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

Certain of our facilities where a lease obligation still exists have been vacated for business reasons. In these instances, we make efforts to find qualified tenants to sublease the facilities and assume financial responsibility. However, due to the specific nature and size of the facilities used in our dealerships, tenants are not always available. Liabilities have been accrued to reflect our estimate of future lease obligations. These amounts were not material to our Consolidated Statements of Operations during 2011, 2010 and 2009 and the amounts accrued at December 31, 2011 and 2010 were not material.

Capital Commitments
Capital expenditures were $31.7 million, $7.6 million and $21.1 million for 2011, 2010 and 2009, respectively. The increase in capital expenditures in 2011 was related to improvements at certain of our store facilities, the purchase of new store locations, replacement of equipment and construction of a new headquarters building.

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

Charge-Backs for Various Contracts
We have recorded a liability of $10.4 million as of December 31, 2011 for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer.  We estimate that the charge-backs will be paid out as follows (in thousands):

Year Ending December 31,
2012	$5,752
2013	2,889
2014	1,217
2015	402
2016	87
Thereafter	14
Total	$10,361

Lifetime Lube, Oil and Filter Contracts
In March 2009, we entered into a transaction related to existing lifetime lube, oil and filter contracts, in which we assumed the obligation to provide future services under the purchased contracts. As of December 31, 2011, we had a remaining balance of $5.5 million. We estimate the deferred revenue associated with this assumed obligation will be recognized as follows (in thousands):

Year Ending December 31,
2012	$1,530
2013	1,163
2014	888
2015	660
2016	473
Thereafter	799
Total	$5,513

We periodically evaluate the estimated future costs of these contracts and record a charge if future expected claim and cancellation costs exceed the deferred revenue to be recognized. In 2011, 2010 and 2009, our analysis indicated expected costs had increased as experience rates changed due to customers retaining their cars for longer periods of time compared to our historical experience at that time. Additionally, in 2011 we experienced an increase in the costs related to increased oil prices. As a result, we recorded increases to our liability of $1.0 million, $1.0 million and $1.4 million, respectively, as a charge to cost of sales in our Consolidated Statements of Operations in 2011, 2010 and 2009.

We retain the obligation for lifetime lube, oil and filter service contracts sold to our customers and record deferred revenues related to these contracts. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2011, we had a deferred revenue balance of $22.8 million associated with these contracts and estimate the deferred revenue will be recognized as follows (in thousands):

Year Ending December 31,
2012	$5,493
2013	4,258
2014	3,206
2015	2,433
2016	1,921
Thereafter	5,509
Total	$22,820

Self-insurance Programs
We self-insure a portion of our property and casualty insurance, medical insurance and workers’ compensation insurance. A third-party is engaged to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. As of December 31, 2011 and 2010, we had liabilities associated with these programs of $10.4 million and $7.3 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets.

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

Severance Agreement
In the second quarter of 2010, we entered into an agreement with Jeffrey DeBoer, former Senior Vice President and Chief Financial Officer, stipulating a one-time cash payment associated with the acceptance of his resignation no later than October 31, 2010. Under the terms of the agreement, we would also provide out-placement consulting services for a maximum of two years, the option to purchase two vehicles leased from us and a pro-rated portion of his variable compensation. Mr. DeBoer will also provide his services as a consultant for up to two years.

As a result of this agreement, we recorded a liability totaling $0.7 million in the second quarter of 2010 as a component of selling, general and administrative expense in our Consolidated Statements of Operations. As of December 31, 2010, we had paid out all of this liability.

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

 (9)          Stockholders’ Equity

Class A and Class B Common Stock
The shares of Class A common stock are not convertible into any other series or class of our securities. Each share of Class B common stock, however, is freely convertible into one share of Class A common stock at the option of the holder of the Class B common stock. All shares of Class B common stock shall automatically convert to shares of Class A common stock (on a share-for-share basis, subject to adjustment) on the earliest record date for an annual meeting of our stockholders on which the number of shares of Class B common stock outstanding is less than 1% of the total number of shares of common stock outstanding. Shares of Class B common stock may not be transferred to third parties, except for transfers to certain family members and in other limited circumstances.

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

Repurchases of Class A Common Stock
In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. Through December 31, 2011, we have purchased all available shares under this program. In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 additional shares of our Class A common stock. This plan does not have an expiration date. As of December 31, 2011, 1,702,945 shares remained available for purchase pursuant to this program.

The following is a summary of our repurchases in the years ended December 31, 2011 and 2010. We did not repurchase shares under this program in 2009.

	Year Ended December 31,
	2011	2010
Shares repurchased	716,431	100,893
Total purchase price (in thousands)	$12,389	$795
Average purchase price per share	$17.29	$7.88

We may continue to purchase shares from time to time in the future as conditions warrant.

Dividends
For the period January 1, 2009 through December 31, 2011, we declared and paid dividends on our Class A and Class B Common Stock as follows:

Quarter declared:	Dividend amount per Class A and Class B share	Total amount of dividend (in thousands)
2009
First quarter	$--	$--
Second quarter	--	--
Third quarter	--	--
Fourth quarter	--	--

2010
First quarter	$--	$--
Second quarter	0.05	1,300
Third quarter	0.05	1,307
Fourth quarter	0.05	1,312

2011
First quarter	$0.05	$1,316
Second quarter	0.07	1,851
Third quarter	0.07	1,838
Fourth quarter	0.07	1,817

(10)         Net Income Per Share of Class A and Class B Common Stock

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

Except with respect to voting and transfer rights, the rights of the holders of our Class A and Class B common stock are identical. Our Restated Articles of Incorporation require that the Class A and Class B common stock must share equally in any dividends, liquidation proceeds or other distribution with respect to our common stock and the Articles of Incorporation can only be amended by a vote of the shareholders. Additionally, Oregon law provides that amendments to our Articles of Incorporation, which would have the effect of adversely altering the rights, powers or preferences of a given class of stock, must be approved by the class of stock adversely affected by the proposed amendment. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the years ended December 31, 2011, 2010 and 2009 (in thousands, except per share amounts):

Year Ended December 31,	2011		2010		2009
Basic EPS	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$47,769	$7,998	$11,578	$1,953	$5,574	$1,148
Distributed income applicable to common stockholders	(5,844)	(978)	(3,353)	(566)	-	-
Basic undistributed income from continuing operations applicable to common stockholders	$41,925	$7,020	$8,225	$1,387	$5,574	$1,148
Denominator:
Weighted average number of shares out-standing used to calculate basic income per share	22,468	3,762	22,300	3,762	18,275	3,762
Basic income from continuing operations per share applicable to common stockholders	$2.13	$2.13	$0.52	$0.52	$0.31	$0.31
Basic distributed income per share applicable to common stockholders	(0.26)	(0.26)	(0.15)	(0.15)	-	-
Basic undistributed income from continuing operations per share applicable to common stockholders	$1.87	$1.87	$0.37	$0.37	$0.31	$0.31

Year Ended December 31,	2011		2010		2009
Diluted EPS	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$5,844	$978	$3,353	$566	$-	$-
Reallocation of distributed income as a result of conversion of dilutive stock options	15	(15)	5	(5)	-	-
Reallocation of distributed income due to conversion of Class B to Class A	963	-	561	-	-	-
Diluted distributed income applicable to common stockholders	$6,822	$963	$3,919	$561	$-	$-
Undistributed income from continuing operations applicable to common stockholders	$41,925	$7,020	$8,225	$1,387	$5,574	$1,148
Reallocation of undistributed income as a result of conversion of dilutive stock options	114	(114)	11	(11)	8	(8)
Reallocation of undistributed income due to conversion of Class B to Class A	6,906	-	1,376	-	1,140	-
Diluted undistributed income from continuing operations applicable to common stockholders	$48,945	$6,906	$9,612	$1,376	$6,722	$1,140

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,468	3,762	22,300	3,762	18,275	3,762
Weighted average number of shares from stock options	434	-	217	-	139	-
Conversion of Class B to Class A	3,762	-	3,762	-	3,762	-
Weighted average number of shares outstanding used to calculate diluted income per share	26,664	3,762	26,279	3,762	22,176	3,762

Year Ended December 31,	2011		2010		2009
Diluted EPS	Class A	Class B	Class A	Class B	Class A	Class B
Diluted income from continuing operations per share available to common stockholders	$2.09	$2.09	$0.51	$0.51	$0.30	$0.30
Diluted distributed income from continuing operations per share applicable to common stockholders	(0.26)	(0.26)	(0.15)	(0.15)	-	-
Diluted undistributed income from continuing operations per share applicable to common stockholders	$1.83	$1.83	$0.36	$0.36	$0.30	$0.30
Antidilutive Securities:
2 7/8% convertible senior subordinated notes	-	-	-	-	321	-
Shares issuable pursuant to stock options not included since they were antidilutive	280	-	661	-	1,338	-

(11)         401(k) Profit Sharing, Deferred Compensation and Long-term Incentive Plans

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $1.7 million, $0.6 million and $0.4 million were recognized for the years ended December 31, 2011, 2010 and 2009, respectively. Employees may contribute to the plan if they meet certain eligibility requirements.

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

In March 2011, we made a discretionary contribution of $1.3 million to the Plan. The vesting terms range between one and seven years, based on the employee’s position. Participants received a guaranteed return of 6% in 2011. As of December 31, 2011, the balance due to participants was $1.4 million and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

(12)         Stock Incentive Plans

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

At December 31, 2011, 724,050 shares of Class A common stock were available for future grants.

Activity under our stock incentive plans was as follows:

	Shares Subject to Options	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Balance, December 31, 2010	1,185,241	$13.56
Granted	-	-
Forfeited	(58,066)	9.62
Expired	(84,773)	27.28
Exercised	(231,226)	12.57
Balance, December 31, 2011	811,176	$12.69	$8.9 million	2.0 years
Exercisable, December 31, 2011	407,133	$13.25	$4.4 million	1.8 years

	Non-Vested Stock Grants	Weighted Average Grant Date Fair Value
Balance, December 31, 2010	458,529	$8.12
Granted	191,450	13.58
Vested	(43,498)	23.56
Forfeited	(15,931)	9.39
Balance, December 31, 2011	590,550	$8.72

As of December 31, 2011, unrecognized stock-based compensation related to outstanding, but unvested stock option and stock awards was $2.6 million, which will be recognized over the remaining weighted average vesting period of 1.3 years.

2009 Employee Stock Purchase Plan
In May 2009, our shareholders approved the 2009 Employee Stock Purchase Plan (the “2009 ESPP”) and the reservation of 1,500,000 shares of our Class A common stock there under. The 2009 ESPP replaced the 1998 Employee Stock Purchase Plan, which was terminated. The 2009 ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board of Directors.

Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock, up to $25,000 of fair market value of our Class A common stock annually. The purchase price is equal to 85% of the fair market value at the end of the purchase period. During 2011, a total of 197,815 shares were purchased under the 2009 ESPP at a weighted average price of $14.52 per share, which represented a weighted average discount from the fair market value of $2.56 per share. As of December 31, 2011, 824,364 shares remained available for purchase under the 2009 ESPP.

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

Compensation expense related to stock options for 2010 and 2009 is based on values calculated using the Black-Scholes valuation model. No stock options were issued in 2011. Below are the significant assumptions used in the Black-Scholes valuation model:

Year Ended December 31,	2010	2009
Risk-free interest rate(1)	2.53%	2.03% - 2.93%
Dividend yield(2)	2.54%	0.0%
Expected term(3)	4.2 years	5.9 years
Volatility(4)	81.22%	87.41%
Discount for post-vesting restrictions	0.0%	0.0%

(1)	The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.
(2)	The dividend yield is calculated as a ratio of annualized expected dividends per share to the market value of our common stock on the date of grant.
(3)	The expected term is calculated based on the observed and expected time to post-vesting exercise behavior of identifiable employee groups.
(4)	The expected volatility is estimated based on a weighted average of historical volatility of our common stock.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2011	2010	2009
Weighted average grant-date fair value per share of stock options granted	$-	$4.19	$3.10
Per share intrinsic value of non-vested stock granted	13.58	6.02	2.91
Weighted average per share discount for compensation expense recognized under the 2009 ESPP	2.56	1.11	0.85
Total intrinsic value of stock options exercised	1,521,647	1,066,000	28,000
Fair value of non-vested stock that vested during the period	664,404	357,000	267,000
Stock-based compensation recognized in results of operations, as a component of selling, general and administrative expense - excludes compensation expense related to an option granted to one of our executives. See Note 19.
	2.3 million	1.8 million	2.1 million
Tax benefit recognized in statement of operations	698,000	529,000	583,000
Cash received from options exercised and shares purchased under all share-based arrangements	5.8 million	4.2 million	2.4 million
Tax deduction realized related to stock options exercised	938,000	541,000	112,000

(13)         Derivative Financial Instruments

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

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value for the effective portion of these interest rate swaps in other comprehensive income rather than net income until the underlying hedged transaction affects net income. If a swap is no longer accounted for as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive income is recognized in income as the forecasted transaction occurs. If the forecasted transaction is probable of not occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income immediately. See Note 14.

At December 31, 2011 and 2010, the net fair value of all of our derivative agreements totaled a loss of $7.5 million and $8.7 million, respectively, which was recorded on our Consolidated Balance Sheet as a component of accrued liabilities and other long-term liabilities. The estimated loss expected to be reclassified into earnings within the next twelve months was $3.9 million at December 31, 2011.

As of December 31, 2011, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:
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

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2011 was 0.3% per annum, as reported in the Wall Street Journal.

At December 31, 2011 and 2010, the fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows:

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	Location in Balance Sheet	December 31, 2011	Location in Balance Sheet	December 31, 2011
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Prepaid expenses and other	$-	Accrued liabilities	$3,522
	Other non-current assets	-	Other long-term liabilities	4,008
		$-		$7,530

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	Location in Balance Sheet	December 31, 2010	Location in Balance Sheet	December 31, 2010
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Prepaid expenses and other	$-	Accrued liabilities	$2,862
	Other non-current assets	-	Other long-term liabilities	5,830
		$-		$8,692

The effect of derivative instruments on our Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain/(Loss) Recognized in OCI (Effective Portion)	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain/(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

For the Year Ended December 31, 2011		Floor plan		Floor plan
Interest Rate Swap Contracts	$(1,343)	Interest expense	$(1,899)	Interest expense	$(1,587)
For the Year Ended December 31, 2010		Floor plan		Floor plan
Interest Rate Swap Contracts	$(4,459)	Interest expense	$(2,814)	Interest expense	$(1,483)
For the Year Ended December 31, 2009		Floor plan		Floor plan
Interest Rate Swap Contracts	$(649)	Interest expense	$(3,786)	Interest expense	$420

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative

For the Year Ended December 31, 2011	Floor plan interest
Interest Rate Swap Contracts	expense	$-
For the Year Ended December 31, 2010	Floor plan interest
Interest Rate Swap Contracts	expense	$-
For the Year Ended December 31, 2009	Floor plan interest
Interest Rate Swap Contracts	expense	$(6)

In 2009, we determined that the original forecasted transactions for certain of the de-designated cash flow hedges became probable of not occurring. Therefore, we reclassified into earnings a gain of approximately $0.5 million as a reduction of floor plan interest expense at that time. Additionally, we de-designated and re-designated all of our outstanding interest rate swaps when significant changes in our underlying floor plan debt occurred with the Chrysler and GM restructuring. This de-designation and re-designation did not have an impact on earnings at the time, but may increase ineffectiveness in the future.

(14)         Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:
•	Level 1 – quoted prices in active markets for identical securities;
•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment spreads, credit risk; and
•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing financial assets and liabilities are not necessarily an indication of the risk associated with investing in them.

We use the income approach to determine the fair value of our interest rate swaps using observable Level 2 market expectations at each measurement date and an income approach to convert estimated future cash flows to a single present value amount (discounted) assuming that participants are motivated, but not compelled, to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for very short term, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity, are used to predict future reset rates to discount those future cash flows to present value at the measurement date.

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

There were no changes to our valuation techniques during the year ended December 31, 2011.

Assets and Liabilities Measured at Fair Value
Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(7,530)	$-

Measured on a non-recurring basis:
Long-lived assets held and used	$-	$-	$2,500

Fair Value at December 31, 2010	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(8,692)	$-

Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$-	$-	$23,400
Certain parcels of land	-	-	13,511
Total	$-	$-	$36,911

See Note 13 for more details regarding our derivative contracts.

Financial Assets and Liabilities Not Recorded at Fair Value
We had $64.5 million and $118.5 million of fixed interest rate debt outstanding as of December 31, 2011 and 2010, respectively. As of December 31, 2011, this debt had maturity dates between July 2012 and May 2031. We calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration, the fixed cash flows are discounted and summed to compute the fair value of the debt. Based on this analysis, we have determined that the fair value of this long-term fixed interest rate debt was approximately $73.6 million and $127.4 million at December 31, 2011 and 2010, respectively.

We believe the carrying value of our variable rate debt approximates fair value.

(15)         Income Taxes

Income tax provision (benefit) from continuing operations was as follows (in thousands):

Year Ended December 31,	2011	2010	2009
Current:
Federal	$22,009	$9,056	$(5,117)
State	3,598	1,613	(80)
	25,607	10,669	(5,197)
Deferred:
Federal	7,120	(1,664)	8,704
State	681	(416)	1,535
	7,801	(2,080)	10,239
Total	$33,408	$8,589	$5,042

At December 31, 2011, we had income taxes receivable totaling $6.2 million included as a component of other current assets on the Consolidated Balance Sheets and at December 31, 2010, we had income taxes payable totaling $0.3 million included as a component of accrued liabilities.

Individually significant components of the deferred tax assets and liabilities are presented below (in thousands):

December 31,	2011	2010
Deferred tax assets:
Deferred revenue and cancellation reserves	$6,369	$6,047
Allowances and accruals, including state tax carryforward amounts	20,234	16,324
Interest on derivatives	2,889	3,337
Goodwill	26,817	33,380
Capital loss carryforward	12,841	-
Total deferred tax assets	69,150	59,088

Deferred tax liabilities:
Inventories	(4,351)	(3,503)
Property and equipment, principally due to differences in depreciation	(16,418)	(11,653)
Prepaids and property taxes	(1,540)	(1,471)
Total deferred tax liabilities	(22,309)	(16,627)

Valuation allowance	(12,841)	-
Total	$34,000	$42,461

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

At December 31, 2011, we had a $12.8 million valuation allowance recorded associated with our deferred tax assets. We recorded this allowance in association with losses from the sale of corporate entities.  As these amounts are characterized as capital losses, we evaluated the availability of projected capital gains and determined that it would be unlikely these amounts would be fully utilized.  We will continue to evaluate if it is more likely than not that we will realize the benefits of these deductible differences. However, additional valuation allowance amounts could be recorded in the future if estimates of taxable income during the carryforward period are reduced.

At December 31, 2011, we had a number of state tax carryforward amounts totaling approximately $1.1 million, tax effected, with expiration dates through 2029.

The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax provision from continuing operations for 2011, 2010 and 2009 is shown in the following tabulation (in thousands):

Year Ended December 31,	2011	2010	2009
Federal tax provision at statutory rate	$31,200	$7,315	$4,117
State taxes, net of federal income tax benefit	3,439	917	632
Non-deductible expenses	205	211	320
Permanent differences related to the employee stock purchase program	25	155	17
Other	(1,461)	(9)	(44)
Income tax provision	$33,408	$8,589	$5,042

We did not have any unrecognized tax benefits at December 31, 2011 or 2010. No interest or penalties were included in our results of operations during 2011, 2010 or 2009, and we had no accrued interest or penalties at December 31, 2011 or 2010.

Open tax years at December 31, 2011 included the following:

Federal	2007-2010
13 states	2006-2010

(16)         Acquisitions

The following acquisitions were completed in 2011:
•
In April 2011, we acquired the inventory, equipment, real estate and intangible assets of, and assumed certain liabilities related to, Mercedes-Benz of Portland, Oregon, Mercedes Benz of Wilsonville, Oregon and Rasmussen BMW/MINI in Portland, Oregon from the Don Rasmussen Group.

•	In October 2011 we acquired the inventory, equipment, real estate and intangible assets of Fresno Subaru from Herwaldt Automotive Group.

These acquisitions contributed revenues of $122.0 million for the year ended December 31, 2011.

The following unaudited pro forma summary presents consolidated information as if the above acquisitions had occurred on January 1, 2010 (in thousands, except for per share amounts):

Year Ended December 31,	2011	2010
Revenue	$2,753,745	$2,245,439
Income from continuing operations, net of tax	56,624	14,591
Basic income per share from continuing operations, net of tax	2.16	0.56
Diluted income per share from continuing operations, net of tax	2.12	0.56

These amounts have been calculated by estimating and applying our accounting policies. The results of these stores have been adjusted to reflect depreciation on a straight-line basis over our expected lives for property, plant and equipment; accounting for inventory on a specific identification method; and recognition of interest expense for real estate financing related to stores where we purchased the facility. No nonrecurring pro forma adjustments directly attributable to these business combinations are included in the reported pro forma revenues and earnings.

The above acquisitions were all accounted for under the acquisition method of accounting. No portion of the purchase price was paid with our equity securities. The following table summarizes the consideration paid for acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration
Cash paid	$55,368
Floor plan financing assumed	19,348
$74,716

Assets Acquired and Liabilities Assumed
Inventories	$29,268
Franchise value	14,517
Property, plant and equipment	17,351
Real estate lease reserves	325
Other assets	1,475
Reserves	(663)
Other liabilities	(426)
61,847
Goodwill	12,869
$74,716

We account for franchise value as an indefinite-lived intangible asset. We expect the full amount of the goodwill recognized to be deductible for tax purposes. We did not have any material acquisition related expenses in 2011.

In July 2011, we were awarded a Ford franchise in Klamath Falls, Oregon. Consideration of $5.1 million was paid for the inventory, equipment and associated real estate.

On July 19, 2010, we acquired the inventory, equipment and intangible assets and assumed certain liabilities related to Honda of Bend and agreed to the transfer of Chevrolet and Cadillac brands from Bob Thomas Chevrolet Cadillac, both located in Bend, Oregon. On August 9, 2010, we acquired the inventory, equipment, real estate and intangible assets and assumed certain liabilities related to Toyota of Billings from Prestige Toyota, located in Billings, Montana. Consideration paid for the acquisitions totaled $25.6 million, of which $23.7 million was paid in cash and $1.9 million was financed through a floor plan credit facility. We subsequently financed the real estate purchased for $8.1 million, for which we had paid cash in connection with the acquisition transactions. The fair values of assets acquired and liabilities assumed are not material to our Consolidated Balance Sheets. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition. Pro forma results operations are not materially different than actual results of operations.

(17)         Discontinued Operations

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

Once we have reached a decision to dispose of a store, we evaluate the following criteria as required by U.S. generally accepted accounting standards:
•	our management team, possessing the necessary authority, commits to a plan to sell the store;
•	the store is available for immediate sale in its present condition;
•	an active program to locate buyers and other actions that are required to sell the store are initiated;
•	a market for the store exists and we believe its sale is likely to be completed within one year;
•	active marketing of the store commences at a price that is reasonable in relation to the estimated fair value; and
•	our management team believes it is unlikely that changes will be made to the plan or will withdraw the plan to dispose of the store.

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

As of December 31, 2008, we had 18 stores classified as held for sale. During 2009, we disposed of five stores and ceased operations at three stores that had been held for sale at December 31, 2008. We identified for disposal, and subsequently sold, an additional five stores during 2009. As a result of the Chrysler and GM bankruptcies, we reclassified four additional stores to discontinued operations. Two of these locations were Chrysler franchises that ceased operations in July 2009. The other two locations were GM stores that GM agreed to repurchase through a signed commitment.

As stores remained classified as held for sale beyond one year, we continually evaluated whether (i) we had taken all necessary actions to respond to the poor market conditions during the initial one year period; (ii) we were actively marketing the store at a price that was reasonable in view of the market conditions; and (iii) we continued to meet all of the criteria discussed above to continue to classify the stores as held for sale.  Throughout 2009, we believe our response of actively marketing the dealerships through brokers and lowering prices to attract potential buyers demonstrated that we (i) took necessary actions to respond to the poor market conditions; (ii) actively marketed the store at a reasonable price and (iii) continued to meet the remaining criteria stipulated above. Therefore, our decision to continue to classify certain stores as held for sale beyond the one year period was appropriate.

In the fourth quarter of 2009, our management team re-evaluated the decision to continue to classify certain stores as held for sale in light of the then current market conditions, prospects for economic recovery, improved company-wide and individual store operating performance, and overall capital needs. Specific factors taken into consideration were as follows:
•
a lack of available credit continued to prove challenging to prospective purchasers of our stores. One of the primary problems was the lack of vehicle inventory floor plan financing, which is a basic requirement of the franchise agreement. Even for prospective purchasers with existing floor plan financing, obtaining mortgage financing on dealership real estate or committing to other significant capital investment proved exceedingly difficult.

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

In connection with the reclassification, we valued the assets of the 10 operating stores and seven properties at the lower of (i) carrying amount before classification as held for sale, adjusted for any depreciation or amortization expense that would have been recognized had the store been continuously classified as held and used; and (ii) fair value at the date of reclassification. As a result, in the fourth quarter of 2009, we recorded impairment charges totaling $2.9 million related to certain real estate holdings. Where fair value exceeded adjusted carrying amount, we recorded depreciation expense of $2.0 million. We also reversed certain costs to sell that had been recorded in prior periods totaling $2.3 million.

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

In the second quarter of 2010, we classified the operating results of Fresno Dodge, which was sold during the quarter, as discontinued operations. Additionally, one of the properties classified as held for sale as of December 31, 2009 was sold. Management evaluated the remaining two properties to determine if classification remained appropriate. Based on new facts and circumstances previously considered unlikely, management no longer believed the sales were probable. As a result the properties were reclassified to assets held and used in June 2010. As of December 31, 2010, we had no stores or properties classified as held for sale.

In 2011, we sold three stores:  a Chrysler Jeep Dodge store in Concord, California; a Volkswagen store in Thornton, Colorado and a GMC Buick and a Kia store in Cedar Rapids, Iowa. The associated results of operations for these locations are classified as discontinued operations. As of December 31, 2011, we had no stores and no properties classified as held for sale.

Interest expense is allocated to stores classified as discontinued operations for actual floor plan interest expense directly related to the new vehicles in the store. Interest expense related to our working capital, acquisition and used vehicle credit facility is allocated based on the amount of assets pledged towards the total borrowing base. Interest expense included as a component of discontinued operations was as follows (in thousands):

Year Ended December 31,	2011	2010	2009
Floor plan interest	$301	$324	$749
Other interest	58	95	2,486
Total interest	$359	$419	$3,235

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2011	2010	2009
Revenue	$64,766	$65,613	$148,680
Gain (loss) from discontinued operations	$611	$740	$(6,410)
Net gain (loss) on disposal activities	4,396	(301)	9,910
	5,007	439	3,500
Income tax expense	(1,914)	(251)	(1,071)
Income from discontinued operations, net of income taxes	$3,093	$188	$2,429
Goodwill and other intangible assets disposed of	$712	$-	$1,037
Cash generated from disposal activities	$23,838	$941	$27,697
Floor plan debt paid in connection with disposal activities	$1,784	$2,134	$26,597

The net gain (loss) on disposal activities included the following charges (in thousands):

Year Ended December 31,	2011	2010	2009
Goodwill and other intangible assets	$3,168	$-	$12,146
Property, plant and equipment	1,357	(217)	(1,972)
Inventory	(88)	-	1,212
Other	(41)	(84)	(1,476)
	$4,396	$(301)	$9,910

(18)         Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this accounting standard update will not have an impact on our consolidated financial position, results of operations, or cash flows, as it is intended to simplify the assessment for goodwill impairment.

In June 2011, the FASB issued an accounting standard update which requires the presentation of the components of other comprehensive income as either (1) a continuous statement of comprehensive income that contains two sections, net income and other comprehensive income, or (2) two separate but consecutive statements. Companies will no longer be allowed to present components of other comprehensive income as part of the statement of shareholders’ equity. This update is effective for interim and annual periods beginning after December 15, 2011. As this accounting standard is only related to presentation, we do not believe the adoption of this accounting standard update will have an impact on our consolidated financial position, results of operations, or cash flows.

In May 2011, the FASB issued an accounting standard update that amends the accounting standard on fair value measurements. This update clarifies the definition and measurement of fair value to increase consistency and aligns disclosure requirements between U.S. generally accepted accounting principles and International Financial Reporting Standards. The accounting standard update changes certain fair value measurement principles, clarifies the application of existing fair value measurement, and expands the fair value measurement disclosure requirements, particularly for Level 3 fair value measurements. These changes are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. We do not expect the adoption of this accounting standard update to have a material effect on our consolidated financial statements.

 (19)        Related Party Transactions

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

On December 16, 2011, we agreed with Mr. Heimann to terminate the option agreement and entered into an Acquisition and Option Termination Agreement (the “Agreement”). Under the Agreement, Mr. Heimann will purchase 80% of the Nissan, Volkswagen and BMW stores in Medford, Oregon. The purchase price for the intangible assets of the Nissan and Volkswagen stores was set at $10, based on the original terms of the option agreement. The purchase price of the BMW store’s intangible assets was set at fair value at the time of the agreement based on independent third party broker opinions and corroborated by financial projections using a fair value income approach.

As Mr. Heimann terminated the option and concurrently entered into agreements to purchase the Volkswagen and Nissan franchises in Medford, Oregon, we determined the transaction should be accounted for as an option exercise.  We evaluated the fair value of the option as of the date of exercise, recording a $0.3 million reduction in the value as a component of selling, general and administrative expenses on our Consolidated Statements of Operations.

For the year ended December 31, 2009, we estimated the fair value of the option using a discounted cash flow analysis and by considering valuation inputs from independent third parties. Based on these inputs, we determined the value of the option to be insignificant as of December 31, 2009. We estimated the fair value of the option at each reporting period subsequent to December 31, 2009 and at the time of settlement using the same methodology. The fair value analysis included the use of the Black-Scholes option valuation model with the following assumptions as of December 31, 2010:

Year Ended December 31,	2010
Risk-free interest rate(1)	0.34%
Expected term(2)	2.17 years
Volatility(3)	50%

(1)	The risk-free interest rate for the option is based on the U.S. Treasury 2-year constant maturities rate for the 2010 valuation.
(2)	The expected term is calculated based on the remaining term of the option.
(3)
The expected volatility is estimated based on the historical volatilities of our and comparable public companies’ common stock, as well as implied volatilities based on the prices of currently traded options of our company and the comparable public companies.

We valued the option as of the exercise date of December 16, 2011 and determined the intrinsic value based on a discounted cash flow analysis. Additionally, we corroborated this value with valuation inputs from independent third parties.

Based on our valuation analysis, we recorded (income) expense of $(0.3) million and $0.6 million, respectively, as a component of selling, general and administrative expenses in our Consolidated Statements of Operations in the years ended December 31, 2011 and 2010. As the option was exercised and settled through the entering into of agreements to purchase the stores, an increase to additional paid in capital was recorded for the change in fair value of the option in 2011.

(20)         Subsequent Events

On February 22, 2012, we announced that our Board of Directors approved a dividend of $0.07 per share on our Class A and Class B common stock for the fourth quarter of 2011. The dividend will total approximately $1.8 million and will be paid on March 23, 2012 to shareholders of record on March 9, 2012.
RDGXBRLParseEnd