Form 10-Q
period 2012-03-31
LITHIA MOTORS INC
filed 2012-04-27
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	22,456,219
Class B common stock without par value	3,562,231
(Class)	(Outstanding at April 27, 2012)

LITHIA MOTORS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.Financial Statements

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$8,965	$20,851
Accounts receivable, net of allowance for doubtful accounts of $266 and $261	111,040	99,407
Inventories, net	559,216	506,484
Deferred income taxes	4,427	4,730
Other current assets	10,618	16,719
Total Current Assets	694,266	648,191

Property and equipment, net of accumulated depreciation of $102,465 and $99,115	379,351	373,779
Goodwill	18,727	18,958
Franchise value	59,095	59,095
Deferred income taxes	30,536	29,270
Other non-current assets	16,752	16,840
Total Assets	$1,198,727	$1,146,133

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$109,628	$114,760
Floor plan notes payable: non-trade	263,089	229,180
Current maturities of long-term debt	22,982	8,221
Trade payables	34,934	31,712
Accrued liabilities	77,874	72,711
Total Current Liabilities	508,507	456,584

Long-term debt, less current maturities	262,934	278,653
Deferred revenue	26,820	25,146
Other long-term liabilities	18,787	18,629
Total Liabilities	817,048	779,012

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 22,365 and 22,195	278,970	279,366
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,612 and 3,762	449	468
Additional paid-in capital	10,483	10,918
Accumulated other comprehensive loss	(4,082)	(4,508)
Retained earnings	95,859	80,877
Total Stockholders' Equity	381,679	367,121
Total Liabilities and Stockholders' Equity	$1,198,727	$1,146,133

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
New vehicle	$404,288	$300,640
Used vehicle retail	195,421	156,478
Used vehicle wholesale	34,336	29,537
Finance and insurance	25,420	19,299
Service, body and parts	86,448	73,761
Fleet and other	12,981	3,142
Total revenues	758,894	582,857
Cost of sales:
New vehicle	373,162	278,034
Used vehicle retail	166,507	133,494
Used vehicle wholesale	33,918	29,138
Service, body and parts	44,855	38,000
Fleet and other	12,581	2,595
Total cost of sales	631,023	481,261
Gross profit	127,871	101,596
Asset impairments	115	382
Selling, general and administrative	91,590	77,134
Depreciation and amortization	4,199	4,092
Operating income	31,967	19,988
Floor plan interest expense	(2,950)	(2,462)
Other interest expense	(2,747)	(3,292)
Other income, net	499	77
Income from continuing operations before income taxes	26,769	14,311
Income tax provision	(9,973)	(5,923)
Income from continuing operations, net of income tax	16,796	8,388
Income from discontinued operations, net of income tax	-	317
Net income	$16,796	$8,705

Basic income per share from continuing operations	$0.65	$0.32
Basic income per share from discontinued operations	-	0.01
Basic net income per share	$0.65	$0.33

Shares used in basic per share calculations	25,986	26,341

Diluted income per share from continuing operations	$0.63	$0.31
Diluted income per share from discontinued operations	-	0.02
Diluted net income per share	$0.63	$0.33

Shares used in diluted per share calculations	26,478	26,694

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$16,796	$8,705
Other comprehensive income, net of tax:
Gains on cash flow hedges, net of tax expense of $265 and $320, respectively	426	562
Comprehensive income	$17,222	$9,267

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$16,796	$8,705
Adjustments to reconcile net income to net cash used in operating activities:
Asset impairments	115	382
Depreciation and amortization	4,199	4,092
Depreciation and amortization within discontinued operations	-	101
Stock-based compensation	576	491
(Gain) loss on disposal of other assets	(988)	105
Deferred income taxes	(870)	(394)
Excess tax benefit from share-based payment arrangements	(749)	(21)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(11,633)	(4,648)
Inventories	(62,113)	(41,769)
Other current assets	5,292	(888)
Other non-current assets	2,778	(412)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	(3,324)	9,905
Trade payables	1,549	3,296
Accrued liabilities	5,105	9,683
Other long-term liabilities and deferred revenue	2,280	132
Net cash used in operating activities	(40,987)	(11,240)

Cash flows from investing activities:
Principal payments received on notes receivable	25	36
Capital expenditures	(8,459)	(2,333)
Proceeds from sales of assets	1,009	3,084
Payments for life insurance policies	(1,968)	(1,048)
Proceeds from sales of stores	2,901	-
Net cash used in investing activities	(6,492)	(261)

Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade	39,401	39,262
Borrowings on lines of credit	5,000	-
Repayments on lines of credit	(12,000)	(9,000)
Principal payments on long-term debt, scheduled	(2,028)	(2,233)
Principal payments on long-term debt and capital leases, other	-	(11,870)
Proceeds from issuance of long-term debt	8,069	-
Proceeds from issuance of common stock	869	590
Repurchase of common stock	(2,653)	(141)
Excess tax benefit from share-based payment arrangements	749	21
Dividends paid	(1,814)	(1,316)
Net cash provided by financing activities	35,593	15,313

Increase (decrease) in cash and cash equivalents	(11,886)	3,812

Cash and cash equivalents at beginning of period	20,851	9,306
Cash and cash equivalents at end of period	$8,965	$13,118

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,794	$6,017
Cash paid during the period for income taxes, net	2,122	927

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of March 31, 2012 and for the three-month periods ended March 31, 2012 and 2011. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2011 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2011 is derived from our 2011 Annual Report on Form 10-K. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2011 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented. These reclassifications had no impact on previously reported net income.

Note 2. Inventories
The components of inventory consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
New vehicles	$417,158	$372,838
Used and program vehicles	115,353	106,622
Parts and accessories	26,705	27,024
Total inventories	$559,216	$506,484

Note 3. Goodwill
The changes in the carrying amounts of goodwill are as follows (in thousands):

Goodwill
Balance as of December, 31, 2010, gross	$305,452
Accumulated impairment loss	(299,266)
Balance as of December 31, 2010, net	6,186
Additions through acquisitions	12,869
Transfers to discontinued operations	(97)
Balance as of December 31, 2011, net	18,958
Goodwill allocated to dispositions	(231)
Balance as of March 31, 2012, net	$18,727

Note 4. Commitments and Contingencies

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

Note 5. Stockholders’ Equity

Share Repurchases
In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. Through March 31, 2012 we have repurchased 379,055 shares, of which 82,000 were purchased in 2012 at an average price of $23.72 per share. At March 31, 2012, 1,620,945 shares remained available for purchase. This plan does not have an expiration date and we may continue to repurchase shares from time to time in the future as conditions warrant.

Dividends
During the first quarter of 2012, we paid a dividend of $0.07 per share on our Class A and Class B common stock, or a total of $1.8 million, related to our fourth quarter 2011 financial results. See Note 15 for a discussion of a dividend related to our first quarter 2012 financial results.

Note 6. Asset Impairment Charges
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

In the first quarter of 2012 and 2011, triggering events were determined to have occurred related to certain properties due to changes in the expected future use. We evaluated the future undiscounted net cash flows for each property and determined the carrying value was not recoverable. We concluded the carrying value of the assets exceeded the fair value and, as a result, we recorded asset impairment charges of $0.1 million and $0.4 million, respectively, for three months ended March 31, 2012 and 2011 in our Consolidated Statements of Operations.

Note 7. Stock-Based Compensation
In the first quarter of 2012, we issued restricted stock units (“RSUs”) covering 168,000 shares of our Class A common stock to certain employees. The RSUs are not participating securities and fully vest on the fourth anniversary of the grant date.

Our executives and other key employees received 89,000 shares of the 168,000 issued.  These shares are subject to forfeiture, in whole or in part, based upon minimum performance measures and continuation of employment. If minimum performance measures are met, the number of RSUs ultimately received under these awards is subject to attainment of specific earnings per share thresholds. Each earnings per share threshold specifies an attainment level ranging from 75% to 150% of the base number of units identified in the award. Therefore, at the 150% maximum attainment level, the number of shares awarded to executive officers and other key employees would increase by 44,500 shares for a total award of 133,500 shares. Failure to achieve the minimum performance threshold in 2012 will result in forfeiture of the entire award. The final attainment will be calculated using the 2012 adjusted net income per share from continuing operations with the attainment percentage determined on a pro-rata basis ranging between 75% and 150%.

We estimated compensation expense, based on a fair value methodology, of $4.2 million related to the RSUs, which will be recognized over the vesting period. Of this amount, approximately $0.9 million is expected to be recognized in 2012.

Note 8. Deferred Compensation and Long-term Incentive Plan
We offer a deferred compensation and long-term incentive plan (the “Plan”) to provide certain employees the ability to accumulate assets for retirement on a tax deferred basis. We may make discretionary contributions to the Plan. These contributions vest between one and seven years based on the employee’s age and position.  Additionally, participants may defer a portion of their compensation and are 100% vested in their respective deferrals.

In March 2012, we made a discretionary contribution of $1.9 million to the Plan. Participants will receive a guaranteed return of 5.9% in 2012. We recognized compensation expense related to the Plan of $0.3 million and $0.1 million, respectively, for the three months ended March 31, 2012 and 2011.

Note 9. Fair Value Measurements
Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:
•	Level 1 – quoted prices in active markets for identical securities;
•	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment spreads and credit risk; and
•	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing financial assets and liabilities are not necessarily an indication of the risk associated with investing in them.

We use the income approach to determine the fair value of our interest rate swaps using observable Level 2 market expectations at each measurement date and an income approach to convert estimated future cash flows to a single present value amount (discounted) assuming that participants are motivated, but not compelled, to transact. Level 2 inputs for the swap valuations are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for very short term borrowings, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity are used to predict future reset rates to discount those future cash flows to present value at the measurement date.

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

There were no changes to our valuation techniques during the three-month period ended March 31, 2012.

Assets and Liabilities Measured at Fair Value
Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):
Fair Value at March 31, 2012	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(6,889)	$-

Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$-	$-	$1,450

Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(7,530)	$-

Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$-	$-	$2,500

See Note 10 for more details regarding our derivative contracts.

Financial Assets and Liabilities Not Recorded at Fair Value
We had $72.0 million and $64.5 million of fixed interest rate debt outstanding as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, this debt had maturity dates between February 2013 and May 2031. We calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration, the fixed cash flows are discounted and summed to compute the fair value of the debt. Based on this analysis, we have determined that the fair value of this long-term fixed interest rate debt was approximately $77.3 million and $73.6 million at March 31, 2012 and December 31, 2011, respectively.

We believe the carrying value of our variable rate debt approximates fair value.

Note 10. Derivative Instruments
We enter into interest rate swaps to manage the variability of our interest rate exposure, thus fixing a portion of our interest expense in a rising or falling rate environment. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value for the effective portion of these interest rate swaps in comprehensive income rather than net income until the underlying hedged transaction affects net income. If a swap is no longer designated as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income as the forecasted transaction occurs. If the forecasted transaction is probable of not occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income immediately.

At March 31, 2012 and December 31, 2011, the net fair value of all of our agreements totaled a loss of $6.9 million and $7.5 million, respectively, which was recorded on our Consolidated Balance Sheets as a component of accrued liabilities and other long-term liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months was $3.9 million at March 31, 2012.

As of March 31, 2012, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:
•	effective January 26, 2008 – a five year, $25 million interest rate swap at a fixed rate of 4.495% per annum, variable rate adjusted on the 26th of each month;
•	effective May 1, 2008 – a five year, $25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month;
•	effective May 1, 2008 – a five year, $25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month and
•	effective June 16, 2006 – a ten year, $25 million interest rate swap at a fixed rate of 5.587% per annum, variable rate adjusted on the 1st and 16th of each month.

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at March 31, 2012 was 0.24% per annum, as reported in the Wall Street Journal.

At March 31, 2012 and December 31, 2011, the fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows:

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	Location in Balance Sheet	March 31, 2012	Location in Balance Sheet	March 31, 2012
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Prepaid expenses and other	$-	Accrued liabilities	$3,491
	Other non-current assets	-	Other long-term liabilities	3,398
		$-		$6,889

Balance Sheet Information (in thousands)	Fair Value of Asset Derivatives		Fair Value of Liability Derivatives
	Location in Balance Sheet	December 31, 2011	Location in Balance Sheet	December 31, 2011
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Prepaid expenses and other	$-	Accrued liabilities	$3,522
	Other non-current assets	-	Other long-term liabilities	4,008
		$-		$7,530

The effect of derivative instruments on our Consolidated Statements of Operations for the three-month periods ended March 31, 2012 and 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Gain Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended March 31, 2012
Interest Rate Swap Contracts	$283	Floor plan interest expense	$(408)	Floor plan interest expense	$(654)

Three Months Ended March 31, 2011
Interest Rate Swap Contracts	$388	Floor plan interest expense	$(494)	Floor plan interest expense	$(412)

See also Note 9.

Note 11. Related Party Transactions
On March 27, 2012, we completed the sale of an 80% interest in our Nissan, Volkswagen and BMW stores in Medford, Oregon to our Vice Chairman, Dick Heimann. The price of the intangible assets of the Nissan, Volkswagen and BMW stores was $1.2 million. We received proceeds of $9.6 million, of which $2.9 million was received in cash and $6.7 million was received through the payoff of floor plan financing. The sale of the 80% interest in the stores resulted in a gain of $0.7 million and was recorded as a component of selling, general and administrative expense on our Consolidated Statements of Operations.

The Nissan and Volkswagen stores were purchased for the book value of the inventory as defined by the original terms of an option agreement provided to Mr. Heimann in 2009.  The price of the intangible assets of $1.2 million was based on the fair value of the intangible assets related to the BMW store. We corroborated the fair value of the BMW store’s intangible assets with independent third party broker opinions and financial projections using a fair value income approach.

Concurrent to the sale of the interest in the three stores, we entered into a shared service agreement with the stores. This agreement allows the stores to lease our employees, use the Lithia name, utilize accounting support functions and receive consulting services.

We retained a 20% interest in the stores as of the transition date. We determined that we are not the primary beneficiary of the stores and the risk and rewards associated with our investment are based on ownership percentages. We determined we maintained significant influence over the operations. As a result, the stores do not qualify for consolidation and our 20% interest is accounted for under the equity method. We recorded the equity investment at the fair value as of the transition date which resulted in a gain of $0.2 million, which was recorded as a component of other income on our Consolidated Statements of Operations. We determined the fair value of our equity investment based on independent third party broker opinions and financial projections using a fair value income approach.

As of March 31, 2012, our equity investment totaled $0.8 million and was recorded as a component of other non-current assets in our Consolidated Balance Sheets.

Note 12. Discontinued Operations
In 2011, we sold three stores:  a Chrysler Jeep Dodge FIAT store in Concord, California; a Volkswagen store in Thornton, Colorado and a GMC Buick and Kia store in Cedar Rapids, Iowa. The associated results of operations for these locations are classified as discontinued operations. As of March 31, 2012 and December 31, 2011, we had no stores and no properties classified as held for sale.

	Three Months Ended March 31,
	2012	2011
Revenue	$-	$20,140

Pre-tax gain from discontinued operations	$-	$517
Gain (loss) on disposal activities	-	-
	-	517
Income tax expense	-	(200)
Income from discontinued operations, net of income tax expense	$-	$317

Note 13. Net Income Per Share of Class A and Class B Common Stock
We compute net income per share of Class A and Class B common stock using the two-class method. Under this method, basic net income per share is computed using the weighted average number of common shares outstanding during the period excluding unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options and other grants is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

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

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the three-month periods ended March 31, 2012 and 2011 (in thousands, except per share amounts):

Three Months Ended March 31,	2012		2011
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$14,373	$2,423	$7,190	$1,198
Distributed income applicable to common stockholders	(1,552)	(262)	(1,128)	(188)
Basic undistributed income from continuing operations applicable to common stockholders	$12,821	$2,161	$6,062	$1,010

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,238	3,748	22,579	3,762

Basic income per share from continuing operations applicable to common stockholders	$0.65	$0.65	$0.32	$0.32
Basic distributed income per share from continuing operations applicable to common stockholders	(0.07)	(0.07)	(0.05)	(0.05)
Basic undistributed income per share from continuing operations applicable to common stockholders	$0.58	$0.58	$0.27	$0.27

Three Months Ended March 31,	2012		2011
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$1,552	$262	$1,128	$188
Reallocation of distributed income as a result of conversion of dilutive stock options	5	(5)	3	(3)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	257	-	185	-
Diluted distributed income applicable to common stockholders	$1,814	$257	$1,316	$185
Undistributed income from continuing operations applicable to common stockholders	$12,821	$2,161	$6,062	$1,010
Reallocation of undistributed income as a result of conversion of dilutive stock options	40	(40)	13	(13)
Reallocation of undistributed income due to conversion of Class B to Class A	2,121	-	997	-
Diluted undistributed income from continuing operations applicable to common stockholders	$14,982	$2,121	$7,072	$997

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	22,238	3,748	22,579	3,762
Weighted average number of shares from stock options	492	-	353	-
Conversion of Class B to Class A common shares outstanding	3,748	-	3,762	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,478	3,748	26,694	3,762

Diluted income per share from continuing operations applicable to common stockholders	$0.63	$0.63	$0.31	$0.31
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.07)	(0.07)	(0.05)	(0.05)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$0.56	$0.56	$0.26	$0.26

Three Months Ended March 31,	2012		2011
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	90	-	387	-

Note 14. Recent Accounting Pronouncements
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

Note 15. Subsequent Events

Common Stock Dividend
On April 25, 2012, we announced that our Board of Directors approved a dividend of $0.10 per share on our Class A and Class B Common stock related to our first quarter 2012 financial results. The dividend will total approximately $2.6 million and will be paid on May 25, 2012 to shareholders of record on May 11, 2012.

Credit Facility
On April 17, 2012, we executed a new five-year $650 million Credit Facility, which is comprised of 10 financial institutions, including four manufacturer affiliated finance companies. This credit facility provides a $500 million new vehicle floor plan commitment, $100 million in used vehicle inventory financing and a $50 million revolving line of credit for general corporate use including working capital and acquisitions. This credit facility may be expanded to $800 million total availability. The interest rate on the credit facility varies based on the type of debt with the rate ranging from the 1-month LIBOR plus 1.50% to the 1-month LIBOR plus 2.50%. Our financial covenants related to this credit facility include maintaining a current ratio of not less than 1.20:1.0, a fixed charge coverage ratio of not less than 1.20:1.0 and a leverage ratio of not more than 5.0:1.0.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors
Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Important factors that could cause actual results to differ from our expectations are discussed in Part II - Other Information, Item 1A. in this Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”).

While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We assume no obligation to update or revise any forward-looking statement.

Overview
We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of April 27, 2012, we offered 25 brands of new vehicles and all brands of used vehicles in 83 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks and replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance.

Our mission statement is: “Driven by our employees and preferred by our customers, Lithia is the leading automotive retailer in each of our markets.” We offer our customers personal, convenient, flexible hometown service combined with the large company advantages of selection, competitive pricing, broad access to financing, consistent service, competence and guarantees. We strive for diversification in our products, services, brands and geographic locations to insulate us from market risk and to maintain profitability. We have developed a centralized support structure to reduce store level administrative functions. This allows store personnel to focus on providing a positive customer experience. With our management information systems, our emphasis on standardized operating practices and administrative functions performed centrally in Medford, Oregon, we seek to gain economies of scale from our dealership network.

Results of Continuing Operations
For the three months ended March 31, 2012 and 2011, we reported income from continuing operations, net of tax, of $16.8 million, or $0.63 per diluted share, and $8.4 million, or $0.31 per diluted share, respectively.

Discontinued Operations
Results for sold or closed stores qualifying for reclassification under the applicable accounting guidance are presented as discontinued operations in our Consolidated Statements of Operations. As a result, our results from continuing operations are presented on a comparable basis for all periods. We did not have any stores classified as discontinued operations during the quarter ended March 31, 2012. Income from discontinued operations, net of tax, for the quarter ended March 31, 2011 totaled $0.3 million.

Key Performance Metrics
Certain key performance metrics for revenue and gross profit were as follows for the three months ended March 31, 2012 and 2011 (dollars in thousands):

Three months ended March 31, 2012	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$404,288	53.3%	$31,126	7.7%	24.4%
Used vehicle retail	195,421	25.8	28,914	14.8	22.6
Used vehicle wholesale	34,336	4.5	418	1.2	0.3
Finance and insurance(1)	25,420	3.3	25,420	100.0	19.9
Service, body and parts	86,448	11.4	41,593	48.1	32.5
Fleet and other	12,981	1.7	400	3.1	0.3
	$758,894	100.0%	$127,871	16.8%	100.0%

Three months ended March 31, 2011	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$300,640	51.6%	$22,606	7.5%	22.3%
Used vehicle retail	156,478	26.8	22,984	14.7	22.6
Used vehicle wholesale	29,537	5.1	399	1.4	0.4
Finance and insurance(1)	19,299	3.3	19,299	100.0	19.0
Service, body and parts	73,761	12.7	35,761	48.5	35.2
Fleet and other	3,142	0.5	547	17.4	0.5
	$582,857	100.0%	$101,596	17.4%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data
We believe that same store comparisons are a key indicator of our financial performance. Same store metrics demonstrate our ability to profitably grow our revenue in our existing locations. As a result, same store comparisons have been integrated into the discussion below.

A same store metric represents stores that were operating during the three-month period ended March 31, 2012, and only includes the months when operations occur in both comparable periods. For example, a store acquired in February 2011 would be included in same store operating data beginning in March 2012, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the period of March for both comparable periods.

New Vehicle Revenues
	Three Months Ended March 31,			%
(Dollars in thousands, except per unit amounts)	2012	2011	Increase	Increase
Reported
Revenue	$404,288	$300,640	$103,648	34.5%
Retail units sold	12,469	9,525	2,944	30.9
Average selling price per retail unit	$32,423	$31,563	$860	2.7

Same store
Revenue	$371,503	$296,679	$74,824	25.2%
Retail units sold	11,631	9,391	2,240	23.9
Average selling price per retail unit	$31,941	$31,592	$349	1.1

New vehicle sales in the first quarter of 2012 improved compared to the first quarter of 2011 as both volumes and average selling prices increased. Demand for new vehicles continues to be strong as same store sales volume increased 24% in the three-month period ended March 31, 2012 compared to the same period in 2011. This increase is in addition to a 40% increase in same store sales in the first quarter of 2011 as compared to the first quarter of 2010. We remain focused on increasing our share of overall new vehicle sales within our markets and continue to have an operational objective of increasing market share.

Used Vehicle Retail Revenues
	Three Months Ended March 31,			%
(Dollars in thousands, except per unit amounts)	2012	2011	Increase	Increase
Reported
Retail revenue	$195,421	$156,478	$38,943	24.9%
Retail units sold	11,508	9,506	2,002	21.1
Average selling price per retail unit	$16,981	$16,461	$520	3.2

Same store
Retail revenue	$182,135	$153,907	$28,228	18.3%
Retail units sold	10,806	9,350	1,456	15.6
Average selling price per retail unit	$16,855	$16,461	$394	2.4

Used vehicle retail sales continue to be a strategic focus as we strive for organic growth and respond to potential supply constraints in late-model used vehicles as a result of the lower new vehicle sales in 2008, 2009 and 2010. Our strategy is to offer three categories of used vehicles: manufacturer certified pre-owned used vehicles; late model, lower-mileage vehicles; and value autos. This approach allows us to expand our target customer base and increase the conversion of vehicles acquired via trade-in to retail used vehicle sales.

Through the first quarter of 2012, sales increased in all three categories of used vehicles. Our retail used to new vehicle sales ratio was 0.9:1 for the three-month period ended March 31, 2012 compared to 1.0:1 in the same period in 2011. We experienced growth in new vehicle sales that outpaced our used retail vehicle sales in the three-month period ended March 31, 2012. On average, each of our stores currently sells approximately 45 retail used vehicle units per month and we target increasing sales to 60 units per month. Our goal continues to be a retail used to new ratio of 1.0:1.

Used Vehicle Wholesale Revenues
	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2012	2011	(Decrease)	(Decrease)
Reported
Wholesale revenue	$34,336	$29,537	$4,799	16.2%
Wholesale units sold	4,593	3,742	851	22.7
Average selling price per wholesale unit	$7,476	$7,893	$(417)	(5.3)

Same store
Wholesale revenue	$31,961	$28,735	$3,226	11.2%
Wholesale units sold	4,312	3,671	641	17.5
Average selling price per wholesale unit	$7,412	$7,828	$(416)	(5.3)

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicle sales are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit. The increases in wholesale revenues are primarily due to increased volume.

Finance and Insurance
	Three Months Ended March 31,			%
(Dollars in thousands, except per unit amounts)	2012	2011	Increase	Increase
Reported
Revenue	$25,420	$19,299	$6,121	31.7%

Revenue per retail unit
Finance reserves	$395	$364	$31	8.5
Maintenance contracts	547	541	6	1.1
Insurance and other	118	109	9	8.3
Revenue per retail unit	$1,060	$1,014	$46	4.5

Same store
Revenue	$23,696	$18,463	$5,233	28.3%

Revenue per retail unit
Finance reserves	$392	$360	$32	8.9
Maintenance contracts	553	523	30	5.7
Insurance and other	111	102	9	8.8
Revenue per retail unit	$1,056	$985	$71	7.2

The increases in finance and insurance sales were primarily due to more vehicles sold in the first three months of 2012 compared to the same period of 2011. The availability of consumer credit has expanded and lenders have increased the loan-to-value amount available to most customers. Additionally, competition has continued to increase among lenders and we have seen an increase in finance reserves. As a result, we have experienced continued improvement in the average amount of revenue per unit. These shifts afford us the opportunity to sell additional or more comprehensive products, while remaining within a loan-to-value framework acceptable to our retail customer lenders.

Penetration rates for certain products were as follows:

	Three Months Ended March 31,
	2012	2011
Finance and insurance	75%	73%
Service contracts	41	40
Lifetime oil change and filter	37	38

Service, Body and Parts Revenue
	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2012	2011	(Decrease)	(Decrease)
Reported
Customer pay	$48,093	$39,879	$8,214	20.6%
Warranty	13,316	12,978	338	2.6
Wholesale parts	16,610	13,442	3,168	23.6
Body shop	8,429	7,462	967	13.0
Total service, body and parts	$86,448	$73,761	$12,687	17.2%

Same store
Customer pay	$41,627	$39,155	$2,472	6.3%
Warranty	11,122	12,610	(1,488)	(11.8)
Wholesale parts	14,758	13,298	1,460	11.0
Body shop	8,424	7,462	962	12.9
Total service, body and parts	$75,931	$72,525	$3,406	4.7%

Our service, body and parts business continued to improve in the first quarter of 2012. We increased our same store customer pay business 6.3% in the first three months of 2012 compared to the same period in 2011 as we focused on retaining customers through competitively-priced routine maintenance offerings and increased marketing efforts. The same store customer pay service and parts business represented 54.8% and 54.0% of the total same store service, body and parts business in the three-month periods ended March 31, 2012 and 2011, respectively.

Warranty work accounted for approximately 14.7% of our same store service, body and parts sales in the first three months of 2012 compared to 17.4% in the same period in 2011. Warranty work decreased 11.8% in same store sales for the three months ended March 31, 2012 compared to the same period in 2011. Domestic brand warranty work decreased by 11.1%, while import/luxury warranty work decreased by 12.5% in the first three months of 2012 compared to the same period in 2011. Warranty work continues to be impacted by declining units in operation from 2008, 2009 and 2010, as well as the increased warranty work in 2011 associated with the Toyota recalls.

Our wholesale parts and body shop sales grew 11.0% and 12.9%, respectively, on a same store basis in the first three months of 2012 compared to the same period in 2011. Wholesale parts represented 19.4% and body shop sales represented 11.1%, of our same store service, body and parts revenue mix for the three-month period ended March 31, 2012. These categories allow for incremental organic growth. As both wholesale parts and body shop margins are lower than service work, we expect gross margins may modestly decline as these areas of the business comprise a larger portion of the total.

Gross Profit
Gross profit increased $26.3 million in the three-month period ended March 31, 2012 compared to the same period in 2011 due to increased revenues, partially offset by declines in our overall gross profit margin.

Our gross profit margin by business line was as follows:

			Basis
	Three Months Ended March 31,		Point Change*
	2012	2011
New vehicle	7.7%	7.5%	20	bp
Used vehicle retail	14.8	14.7	10
Used vehicle wholesale	1.2	1.4	(20)
Finance and insurance	100.0	100.0	-
Service, body and parts	48.1	48.5	(40)
Overall	16.8%	17.4%	(60)

*	One basis point is equal to 1/100th of one percent.

Our overall gross profit margin decreased primarily as a result of a shift in revenue mix. New vehicle margins increased slightly during the first three months of 2012 as our vehicle sales mix moved towards smaller vehicles and import brands, which typically have a higher gross margin percentage. Used vehicle margins increased slightly for the first three months of 2012. We continue to grow our business in all three categories of used vehicles and have experienced the most growth in the higher-margin category of value autos. Service, body and parts margins decreased as our wholesale parts and body shop revenue growth continues. We believe our “single-point” strategy of maintaining franchise exclusivity within the markets we serve protects profitability and allows us to maintain overall margin levels.

Asset Impairment Charges
Long-lived assets classified as held and used by us and definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.

Asset impairments recorded as a component of continuing operations consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011
Long-lived assets	$115	$382

In the first quarter of 2012 and 2011, we recorded impairment charges associated with certain properties.  As the expected future use of these facilities changed, the long-lived assets were tested for recoverability. As a result, we determined the carrying value exceeded the fair value of these properties. As additional market information becomes available and negotiations with prospective buyers continue, estimated fair values of our properties may change. These changes may result in the recognition of additional asset impairment charges in future periods.

Selling, General and Administrative Expense (“SG&A”)
“SG&A” includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2012	2011	(Decrease)	(Decrease)
Personnel	$60,180	$49,431	$10,749	21.7%
Advertising	6,544	5,630	914	16.2
Rent	4,340	3,297	1,043	31.6
Facility costs	6,254	6,557	(303)	(4.6)
Other	14,272	12,219	2,053	16.8
Total SG&A	$91,590	$77,134	$14,456	18.7%

SG&A expense increased $14.5 million in the three-month period ended March 31, 2012 compared to the same period in 2011. This change was primarily driven by increased variable costs associated with improved sales, offset by a continued focus to reduce or maintain fixed costs and effectively manage variable costs.

SG&A as a percentage of gross profit was 71.6% compared to 75.9%, respectively, for the three months ended March 31, 2012 and 2011. We target SG&A as a percentage of gross profit in the low 70% range with increased volume.

We also measure the leverage of our cost structure by evaluating throughput, which is calculated as the incremental percentage of gross profit retained after deducting SG&A expense. For the three-month period ended March 31, 2012, our incremental throughput was 45.0%. Throughput contributions for newly opened or acquired stores are on a ‘first dollar’ basis for the first twelve months of operations. We acquired four stores and added one open point since the first quarter of 2011 and, adjusting for these locations, our throughput on a same store basis was 56.0% for the three-month period ended March 31, 2012. We continue to target a same store incremental throughput of approximately 50%.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or betterments, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended March 31,			%
(Dollars in thousands)	2012	2011	Increase	Increase
Depreciation and amortization	$4,199	$4,092	$107	2.6%

Depreciation and amortization for the three months ended March 31, 2012 increased slightly primarily related to the purchase of facilities in the second half of 2011.

Operating Margin
Operating income in the three-month period ended March 31, 2012 was 4.2% of revenue compared to 3.4% in the comparable period of 2011. This improvement was primarily due to improved sales and continued cost control.

Floor Plan Interest Expense and Floor Plan Assistance
Floor plan interest expense increased $0.5 million in the three-month period ended March 31, 2012 compared to the same period of 2011. An increase of $0.7 million resulted from changes in the average outstanding balances of our floor plan facilities. Changes in the average interest rates on our floor plan facilities decreased the expense $0.4 million and ineffectiveness from hedging interest rate swaps resulted in an increase of $0.2 million.

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

	Three Months Ended March 31,			%
(Dollars in thousands)	2012	2011	Increase	Increase
Floor plan interest expense (new vehicles)	$2,950	$2,462	$488	19.8%
Floor plan assistance (included as an offset to cost of sales)	(3,710)	(2,802)	908	32.4
Net new vehicle carrying costs	$(760)	$(340)	$420	123.5%

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle credit facility.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2012	2011	(Decrease)	(Decrease)
Mortgage interest	$2,220	$2,954	$(734)	(24.8)%
Other interest	621	354	267	75.4
Capitalized interest	(94)	(16)	78	487.5
Total other interest expense	$2,747	$3,292	$(545)	(16.6)%

For the three-month period ended March 31, 2012 compared to the same period of 2011, other interest expense decreased $0.5 million, primarily due to decreases in outstanding real estate mortgage debt, offset by an increase in interest on our working capital, acquisition and used vehicle credit facility due to a higher volume of borrowing compared to the same period in 2011.

Other Income, Net
Other income, net primarily includes interest income and, in the 2012 period, the gain related to an equity investment. Other income, net was $0.5 million and $0.1 million for the three-month periods ended March 31, 2012 and 2011, respectively.

Income Tax Expense
Our effective income tax rate was 37.3% for the three-month period ended March 31, 2012, compared to 41.4% in the comparable period of 2011. We had certain tax attributes lowering our effective rate in the three months ended March 31, 2012.  In the three months ended March 31, 2011, our income tax rate was increased due to a tax shortfall associated with our stock-based compensation.  This resulted from the tax benefit recorded for stock-based compensation expense determined at the time of issuance being larger than the actual benefit received upon exercise of the option.

For the full year 2012, we anticipate our income tax rate to be approximately 38.6%.

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

The following table reconciles certain reported GAAP amounts per the Consolidated Statements of Operations to the comparable non-GAAP amounts (dollars in thousands, except per share amounts):

	Three Months Ended March 31, 2012
	As reported	Asset impairment and disposal gain	Equity investment	Tax attribute	Adjusted
Asset impairments	$115	$(115)	$-	$-	$-
Selling, general and administrative	91,590	739	-	-	92,329

Income from operations	31,967	(624)	-	-	31,343

Other income, net	499	-	(244)	-	255

Income from continuing operations before income taxes	$26,769	$(624)	$(244)	$-	$25,901
Income tax expense	(9,973)	244	95	(494)	(10,128)
Net income from continuing operations	$16,796	$(380)	$(149)	$(494)	$15,773

Diluted earnings (loss) per share from continuing operations	$0.63	$(0.01)	$(0.01)	$(0.01)	$0.60
Diluted share count	26,478

	Three Months Ended March 31, 2011
	As reported	Asset impairment	Stock-based compensation tax shortfall	Adjusted
Asset impairments	$382	$(382)	$-	$-

Income from operations	19,988	382	-	20,370

Income from continuing operations before income taxes	$14,311	$382	$-	$14,693
Income tax expense	(5,923)	(153)	186	(5,890)
Net income from continuing operations	$8,388	$229	$186	$8,803

Diluted earnings per share from continuing operations	$0.31	$0.01	$0.01	$0.33
Diluted share count	26,694

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

Below is a summary and discussion of our available funds (in thousands):

	As of March 31,	As of December 31,	Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Cash and cash equivalents	$8,965	$20,851	$(11,886)	(57.0)%
Available credit on the Revolving line of credit	16,899	10,449	6,450	61.7
Unfinanced new vehicles	76,197	65,857	10,340	15.7
Total available funds	$102,061	$97,157	$4,904	5.0%

Historically, we have raised capital through the sale of assets, sale of stores, issuance of stock and the issuance of debt. We may strategically use excess cash to reduce the amount of debt outstanding when appropriate. During the three months ended March 31, 2012, we generated $12.0 million through the sale of assets and stores and the issuance of long-term debt (primarily related to the financing of certain real estate). During the three months ended March 31, 2011, we used proceeds from the sale of assets to repay outstanding debt, resulting in a net cash usage of $8.8 million.

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

	Outstanding as of March 31, 2012	Remaining Available as of March 31, 2012
Floor plan facilities	$372,717	$-	(1)
Revolving line of credit	80,000	16,899	(2),(3)
Real estate mortgages	200,552	-
Other debt	5,364	-
Total debt	$658,633	$16,899

(1)
We have a $100 million credit facility for floor plan financing with U.S. Bank National Association and JPMorgan Chase Bank, N.A. Certain of our lenders do not have formal limits on the new and program vehicle lines. We have approximately $76.2 million in unfloored new vehicles at March 31, 2012.

(2)	Reduced by $3.1 million for outstanding letters of credit.
(3)	The amount available on the line is limited based on a borrowing base calculation and fluctuates monthly.

New Credit Facility
On April 17, 2012, we executed a new five-year $650 million Credit Facility, which is comprised of 10 financial institutions, including four manufacturer affiliated finance companies. This credit facility provides a $500 million new vehicle floor plan commitment, $100 million in used vehicle inventory financing and a $50 million revolving line of credit for general corporate use including working capital and acquisitions. This credit facility may be expanded to $800 million total availability. The interest rate on the credit facility varies based on the type of debt with the rate ranging from the 1-month LIBOR plus 1.50% to the 1-month LIBOR plus 2.50%.

New and Program Vehicle Floor Plan Lines
As of March 31, 2012, Mercedes-Benz Financial Services USA, LLC, Toyota Financial Services, Ford Motor Credit Company, American Honda Finance Corporation and BMW Financial Services NA, LLC provide new vehicle floor plan financing for their respective brands. As of March 31, 2012, our credit facility with U.S. Bank National Association and JPMorgan Chase Bank, N.A., as well as floor plan financing with Ally Bank, serve as the primary source of financing for all other brands.

The new credit facility, effective April 17, 2012, will be the source for all new vehicle brands going forward.

The new and program vehicle lines are secured by new and program vehicle inventory of the stores financed by that lender. The weighted average interest rate associated with our new and program vehicle lines, excluding the effects of our interest rate swaps, was 2.6% at March 31, 2012.

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

	For the Three Months Ended March 31,
(In thousands)	2012	2011

Net cash (used in) provided by operating activities
As reported	$(40,987)	$(11,240)
Change in floor plan notes payable: non-trade	39,401	39,262
Adjusted	$(1,586)	$28,022

Net cash provided by (used in) financing activities
As reported	$35,593	$15,313
Change in floor plan notes payable: non-trade	(39,401)	(39,262)
Adjusted	$(3,808)	$(23,949)

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate and leasehold improvements. Interest rates related to this debt ranged from 2.5% to 7.0% at March 31, 2012. The mortgages, which totaled $200.6 million at March 31, 2012, are payable in various installments through May 2031.  An acceleration clause in certain mortgages was triggered due to our new credit facility.  As a result, we reclassified $8.5 million in mortgage debt to current in the first quarter of 2012.

Our other debt includes various notes, capital leases and obligations assumed as a result of acquisitions and other agreements and had interest rates that ranged from 3.5% to 9.0% at March 31, 2012. The other debt, which totaled $85.3 million at March 31, 2012, is due in various installments through October 2018.

Debt Covenants
Under the terms of our Credit Facility and other debt agreements, we are subject to certain financial and restrictive covenants. In addition, the covenants place limitations or restrictions on our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Debt Covenant Ratio	Requirement	As of March 31, 2012
Current ratio	Not less than 1.20 to 1	1.40 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	1.74 to 1
Liabilities to tangible net worth ratio	Not more than 4.00 to 1	2.71 to 1
Funded debt restriction	Not to exceed $310 million	$205.9 million

Based on the information in the above table, we were in compliance with the financial covenants in our Credit Facility and other debt agreements as of March 31, 2012.

Under the new credit facility, executed April 17, 2012, we are required to maintain the ratios detailed in the following table. As of March 31, 2012, our debt covenant ratios under this agreement would have been as follows:

Debt Covenant Ratio	Requirement	As of March 31, 2012
Current ratio	Not less than 1.20 to 1	1.46 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	1.74 to 1
Leverage ratio	Not more than 5.00 to 1	3.02 to 1
Funded debt restriction	Not to exceed $375 million	$205.9 million

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

Inventories
We calculate days supply based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. As of March 31, 2012, our new vehicle days supply was 61, or 1 day higher than our days supply as of March 31, 2011. Our days supply of used vehicles was 48 days as of March 31, 2012, or 1 day higher than our days supply level as of March 31, 2011. We have continued to focus on managing our mix and maintaining an appropriate level of used vehicle inventory.

Capital Expenditures
We anticipate approximately $43 million in capital expenditures for all of 2012. This amount is associated with improvements to, and purchases of, certain store facilities, replacement of equipment and future relocation to a new headquarters building.

Capital expenditures were $8.5 million and $2.3 million for the three months ended March 31, 2012 and 2011, respectively. The increase in capital expenditures in 2012 compared to the same period of 2011 was related to improvements at certain of our store facilities, the purchase of new store locations, replacement of equipment and the on-going construction of a new headquarters building.

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

Dividends
In the first three months of 2012, we paid dividends on our Class A and Class B common stock totaling $1.8 million. In addition, our Board of Directors approved a dividend of $0.10 per share on our Class A and Class B common stock related to our first quarter 2012 financial results. The dividend will total approximately $2.6 million and will be paid on May 25, 2012 to shareholders of record on May 11, 2012.

Share Repurchase Program
In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. Through March 31, 2012, we have purchased 379,055 shares under this program at an average price of $17.99 per share.

As of March 31, 2012, 1,620,945 shares remained available for purchase pursuant to this program.  We may continue to purchase shares from time to time in the future as conditions warrant.

Recent Accounting Pronouncements
See Note 14 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

There have been no material changes in our critical accounting policies and use of estimates as described in our 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 24, 2012.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2011 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 24, 2012.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
There have been no new proceedings or material changes to previously disclosed proceedings in our Annual Report on Form 10-K for the year ended December 31, 2011. See Note 4 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The information in this Form 10-Q should be read in conjunction with the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

Item 1A.  Risk Factors
There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. Accordingly, the information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
We repurchased the following shares of our Class A common stock during the first quarter of 2012:

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plans
January 1 to January 31	-		$-	-	1,702,945
February 1 to February 29	82,000		23.72	82,000	1,620,945
March 1 to March 31	28,173	(1)	25.14	-	1,620,945
Total	110,173		24.08	82,000	1,620,945

(1) These share repurchases relate to the payment of taxes associated with the exercise of stock options or the vesting of restricted stock units.

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. Through March 31, 2012, we have repurchased 379,055 shares under this program at an average price of $17.99 per share. This plan does not have an expiration date.

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (filed as Exhibit 3.1 to Form 10-K filed March 30, 2000 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of Lithia Motors, Inc. − Corrected (filed as Exhibit 3.2 to Form 10-K filed March 16, 2009 and incorporated herein by reference).
10.1
Loan Agreement dated as of April 17, 2012 between Lithia Motors, Inc., and U.S. Bank National Association, as administrative agent and agent (filed as exhibit 99.1 to Form 8-K filed April 20, 2012 and incorporated herein by reference).

10.2	Employment Agreement with Executive Vice President Brad Gray
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   April 27, 2012                                                           LITHIA MOTORS, INC.

By:/s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By: /s/ John F. North III
John F. North III
Vice President and
Corporate Controller
(Principal Accounting Officer)