Form 10-Q
period 2012-06-30
LITHIA MOTORS INC
filed 2012-07-27
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to

Commission file number: 001-14733

LITHIA MOTORS, INC.
(Exact name of registrant as specified in its charter)
Oregon	93-0572810
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 N. Bartlett Street, Medford, Oregon	97501
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	21,839,324
Class B common stock without par value	3,512,231
(Class)	(Outstanding at July 27, 2012)

LITHIA MOTORS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)
	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$16,247	$20,851
Accounts receivable, net of allowance for doubtful accounts of $292 and $261	117,747	99,407
Inventories, net	617,568	506,484
Deferred income taxes	3,976	4,730
Other current assets	10,588	16,719
Total Current Assets	766,126	648,191

Property and equipment, net of accumulated depreciation of $104,328 and $99,115	387,652	373,779
Goodwill	22,608	18,958
Franchise value	59,319	59,095
Deferred income taxes	29,849	29,270
Other non-current assets	18,021	16,840
Total Assets	$1,283,575	$1,146,133

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$13,743	$114,760
Floor plan notes payable: non-trade	482,390	229,180
Current maturities of long-term debt	7,718	8,221
Trade payables	40,196	31,712
Accrued liabilities	79,758	72,711
Total Current Liabilities	623,805	456,584

Long-term debt, less current maturities	224,746	278,653
Deferred revenue	30,110	25,146
Other long-term liabilities	19,921	18,629
Total Liabilities	898,582	779,012

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 21,861 and 22,195	263,559	279,366
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 3,512 and 3,762	437	468
Additional paid-in capital	10,949	10,918
Accumulated other comprehensive loss	(3,718)	(4,508)
Retained earnings	113,766	80,877
Total Stockholders' Equity	384,993	367,121
Total Liabilities and Stockholders' Equity	$1,283,575	$1,146,133

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
New vehicle	$470,424	$347,727	$874,712	$648,367
Used vehicle retail	212,767	176,591	408,188	333,069
Used vehicle wholesale	36,083	29,153	70,419	58,690
Finance and insurance	27,870	20,886	53,290	40,185
Service, body and parts	88,585	80,937	175,033	154,698
Fleet and other	11,394	17,193	24,375	20,335
Total revenues	847,123	672,487	1,606,017	1,255,344
Cost of sales:
New vehicle	435,785	319,726	808,947	597,760
Used vehicle retail	181,023	149,590	347,530	283,084
Used vehicle wholesale	35,779	28,885	69,697	58,023
Service, body and parts	45,343	41,242	90,198	79,242
Fleet and other	11,004	15,907	23,585	18,502
Total cost of sales	708,934	555,350	1,339,957	1,036,611
Gross profit	138,189	117,137	266,060	218,733
Asset impairments	-	490	115	872
Selling, general and administrative	96,167	82,768	187,757	159,902
Depreciation and amortization	4,261	4,217	8,460	8,309
Operating income	37,761	29,662	69,728	49,650
Floor plan interest expense	(3,119)	(3,359)	(6,069)	(5,821)
Other interest expense	(2,549)	(3,011)	(5,296)	(6,303)
Other income, net	820	171	1,319	248
Income from continuing operations before income taxes	32,913	23,463	59,682	37,774
Income tax provision	(12,422)	(8,777)	(22,395)	(14,700)
Income from continuing operations, net of income tax	20,491	14,686	37,287	23,074
Income from discontinued operations, net of income tax	-	140	-	457
Net income	$20,491	$14,826	$37,287	$23,531

Basic income per share from continuing operations	$0.80	$0.56	$1.44	$0.87
Basic income per share from discontinued operations	-	-	-	0.02
Basic net income per share	$0.80	$0.56	$1.44	$0.89

Shares used in basic per share calculations	25,730	26,437	25,860	26,389

Diluted income per share from continuing operations	$0.78	$0.55	$1.42	$0.86
Diluted income per share from discontinued operations	-	-	-	0.02
Diluted net income per share	$0.78	$0.55	$1.42	$0.88

Shares used in diluted per share calculations	26,185	26,860	26,331	26,779

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$20,491	$14,826	$37,287	$23,531
Other comprehensive income (loss), net of tax:
Gain (loss) on cash flow hedges, net of tax expense (benefit) of $225, ($35), $490 and $285, respectively	364	(56)	790	506
Comprehensive income	$20,855	$14,770	$38,077	$24,037

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$37,287	$23,531
Adjustments to reconcile net income to net cash used in operating activities:
Asset impairments	115	872
Depreciation and amortization	8,460	8,309
Depreciation and amortization within discontinued operations	-	197
Stock-based compensation	1,512	1,034
Gain on disposal of other assets	(983)	(190)
Loss from disposal activities within discontinued operations	-	53
Deferred income taxes	302	2,060
Excess tax benefit from share-based payment arrangements	(1,026)	(278)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(18,305)	(6,579)
Inventories	(109,592)	(60,498)
Other current assets	4,680	(461)
Other non-current assets	(1,847)	(884)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	(94,305)	1,744
Trade payables	7,289	4,679
Accrued liabilities	7,671	7,757
Other long-term liabilities and deferred revenue	6,700	1,418
Net cash used in operating activities	(152,042)	(17,236)

Cash flows from investing activities:
Principal payments received on notes receivable	50	72
Capital expenditures	(22,693)	(7,855)
Proceeds from sales of assets	4,940	11,358
Cash paid for acquisitions, net of cash acquired	(12,782)	(53,302)
Payments for life insurance policies	(1,934)	(1,001)
Proceeds from sales of stores	2,901	412
Net cash used in investing activities	(29,518)	(50,316)

Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade	251,844	65,789
Borrowings on lines of credit	177,623	34,000
Repayments on lines of credit	(212,623)	(9,000)
Principal payments on long-term debt, scheduled	(4,000)	(4,405)
Principal payments on long-term debt and capital leases, other	(32,049)	(21,865)
Proceeds from issuance of long-term debt	14,169	6,664
Proceeds from issuance of common stock	2,671	1,833
Repurchase of common stock	(20,607)	(142)
Excess tax benefit from share-based payment arrangements	1,026	278
Decrease in restricted cash	3,300	-
Dividends paid	(4,398)	(3,168)
Net cash provided by financing activities	176,956	69,984

Increase (decrease) in cash and cash equivalents	(4,604)	2,432

Cash and cash equivalents at beginning of period	20,851	9,306
Cash and cash equivalents at end of period	$16,247	$11,738

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$11,690	$12,276
Cash paid during the period for income taxes, net	14,217	9,788

Supplemental schedule of non-cash activities:
Floor plan debt acquired in connection with acquisitions	$-	$18,553
Acquisition of assets with capital leases	2,470	-
Floor plan debt paid in connection with store disposals	6,712	-
See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of June 30, 2012 and for the three- and six-month periods ended June 30, 2012 and 2011. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2011 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2011 is derived from our 2011 Annual Report on Form 10-K. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2011 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented. These reclassifications had no impact on previously reported net income.

Note 2. Inventories
The components of inventory consisted of the following (in thousands):

	June 30, 2012	December 31, 2011
New vehicles	$456,551	$372,838
Used vehicles	132,534	106,622
Parts and accessories	28,483	27,024
Total inventories	$617,568	$506,484

Note 3. Goodwill
The changes in the carrying amounts of goodwill are as follows (in thousands):

Goodwill
Balance as of December, 31, 2010, gross	$305,452
Accumulated impairment loss	(299,266)
Balance as of December 31, 2010, net	6,186
Additions through acquisitions	12,869
Goodwill allocated to dispositions	(97)
Balance as of December 31, 2011, net	18,958
Additions through acquisitions	3,881
Goodwill allocated to dispositions	(231)
Balance as of June 30, 2012, net	$22,608

Note 4. Credit Facility
On April 17, 2012, we executed a new $650 million credit facility, which is comprised of 10 financial institutions, including four manufacturer-affiliated finance companies. This credit facility provides a $500 million new vehicle floor plan commitment, $100 million in used vehicle inventory financing and a $50 million revolving line of credit for general corporate use including working capital and acquisitions. We have the ability to expand the credit facility to $800 million total availability upon credit approval. The credit facility expires on April 16, 2017.  All borrowings from, and repayments to, our syndicated lending group are presented in the Consolidated Statements of Cash Flows as financing activities. The interest rate on the credit facility varies based on the type of debt with the rate ranging from the 1-month LIBOR plus 1.50% to the 1-month LIBOR plus 2.50%. Our financial covenants related to this credit facility include maintaining a current ratio of not less than 1.20x, a fixed charge coverage ratio of not less than 1.20x and a leverage ratio of not more than 5.0x. As of June 30, 2012, $482.4 million was outstanding on our new vehicle floor plan commitment, $52.0 million was outstanding on our used vehicle inventory financing facility and our revolving line of credit was undrawn.

Note 5. Commitments and Contingencies

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

On July 5, 2011, we participated in a mediation of the McClintic case and subsequently entered into a settlement agreement with the plaintiffs, which is subject to final court approval. Under this settlement agreement, we agreed to pay a total of $2.5 million, all of which such amounts will be reimbursed by the vendor pursuant to contractual indemnification. On June 11, 2012, the court preliminarily approved the settlement.  The court set a final approval hearing for October 11, 2012.  No assurances can be given that the court will grant final approval of the settlement.

On July 5, 2011, a complaint was filed alleging nearly identical claims, also seeking class action designation (Dan McLaren vs. Lithia Motors, Civil # 11-810, United States District Court of Oregon, Portland Division).  Subsequently, the complaint was amended to include claims against the vendor.  The class representative in the McLaren case attempted to intervene in the McClintic case. This intervention motion was denied on October 19, 2011.

The McLaren case was stayed pending the outcome of the McClintic matter by order of the court on or about October 11, 2011; the stay was lifted on or about June 19, 2012, following with the preliminary settlement approval in the McClintic case. Now that McClintic has been granted preliminary approval, the defendants have moved the court to dismiss the McLaren case. No assurances can be given that the court will dismiss the McLaren case.

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

Plaintiffs then filed a motion in November 2010 seeking certification of a class (i) for the 339 customers who “opted-out” of the state settlement, (ii) for those customers who did not qualify for recovery under the Consent Judgment but were allegedly eligible for recovery under the Plaintiffs’ broader interpretation of the applicable statutes, and (iii) arguing that since the State’s suit against our dealerships did not address the loan fee/discount (dealer reserve) claim, for those customers who arranged their vehicle financing through us. On June 14, 2011, the Trial Court granted Plaintiffs’ motion to certify a class without addressing either the merits of the claims or the size of the classes. We intend to defend the claims vigorously and do not believe the novel “dealer reserve” claim has merit.

The ultimate resolution of these matters cannot be predicted with certainty, and an unfavorable resolution of any of the matters could have a material adverse effect on our results of operations, financial condition or cash flows.

Note 6. Stockholders’ Equity

Share Repurchases
In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. Through June 30, 2012 we have repurchased 1,120,147 shares, of which 823,092 were purchased in 2012 at an average price of $24.17 per share. At June 30, 2012, 879,853 shares remained available for repurchase. This plan does not have an expiration date and we may continue to repurchase shares from time to time in the future as conditions warrant.

Dividends
During 2012, we paid dividends of $0.07 per share on our Class A and Class B common stock, or a total of $1.8 million, related to our fourth quarter 2011 financial results, and of $0.10 per share, or a total of $2.6 million, related to our first quarter 2012 financial results. See Note 17 for a discussion of a dividend related to our second quarter 2012 financial results.

Note 7. Asset Impairment Charges
Long-lived assets classified as held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. An estimate of future undiscounted net cash flows associated with the long-lived assets is used to determine if the carrying value of the assets is recoverable. An impairment charge is recorded if the asset is determined to not be recoverable and the carrying value of the asset exceeds its fair value.

Triggering events were determined to have occurred related to certain properties due to changes in the expected future use. We evaluated the future undiscounted net cash flows for each property and determined the carrying value was not recoverable. We concluded the carrying value of the assets exceeded the fair value. As a result, asset impairments were recorded as a component of continuing operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Long-lived assets	$-	$490	$115	$872

Note 8. Stock-Based Compensation
In the first quarter of 2012, we issued restricted stock units (“RSUs”) covering 168,000 shares of our Class A common stock to certain employees. The RSUs are not participating securities and fully vest on the fourth anniversary of the grant date.

Our executives and other key employees received 89,000 of the 168,000 issued. These shares are subject to forfeiture, in whole or in part, based upon minimum performance measures and continuation of employment. If minimum performance measures are met, the number of RSUs ultimately received under these awards is subject to attainment of specific earnings per share thresholds. Each earnings per share threshold specifies an attainment level ranging from 75% to 150% of the base number of units identified in the award. Therefore, at the 150% maximum attainment level, the number of shares awarded to executive officers and other key employees would increase by 44,500 shares for a total award of 133,500 shares. Failure to achieve the minimum performance threshold in 2012 will result in forfeiture of the entire award. The final attainment will be calculated using the 2012 adjusted net income per share from continuing operations with the attainment percentage determined on a pro-rata basis ranging between 75% and 150%.

We estimated compensation expense, based on a fair value methodology, of $4.2 million related to the RSUs, which will be recognized over the vesting period. Of this amount, approximately $0.9 million is expected to be recognized in 2012.

In the second quarter of 2012, we issued RSUs covering 12,870 shares of our Class A common stock to members of our Board of Directors. All of these awards will vest 25% on the first day of the month following our quarterly board meetings.  We estimated compensation expense, based on a fair value methodology, of $0.4 million related to these RSUs, which will be recognized over the vesting period.  Of this amount, approximately $0.3 million is expected to be recognized in 2012.

Note 9. Deferred Compensation and Long-term Incentive Plan
We offer a deferred compensation and long-term incentive plan (the “Plan”) to provide certain employees the ability to accumulate assets for retirement on a tax deferred basis. We may make discretionary contributions to the Plan. Discretionary contributions vest between one and seven years based on the employee’s age and position. Additionally, participants may defer a portion of their compensation and are fully vested in their respective deferrals.

In March 2012, we made a discretionary contribution of $1.9 million to the Plan. Participants will receive a guaranteed return of 5.9% in 2012. We recognized compensation expense related to the Plan of $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2012 and $0.3 million for both the three and six months ended June 30, 2011.

Note 10. Fair Value Measurements
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

There were no changes to our valuation techniques during the six-month period ended June 30, 2012.

Assets and Liabilities Measured at Fair Value
Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at June 30, 2012	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(6,362)	$-

Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(7,530)	$-

Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$-	$-	$2,500

See Note 11 for more details regarding our derivative contracts.

Fair Value Disclosures for Financial Assets and Liabilities
We determined the carrying amounts of cash equivalents, accounts receivables, trade payables, accrued liabilities and short-term borrowings approximate fair value because of the short term nature and current market rates of these instruments.  We believe the carrying value of our variable rate debt approximates fair value.

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of June 30, 2012, this debt had maturity dates between October 2014 and May 2031. A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	June 30, 2012	December 31, 2011
Carrying value	$94,201	$64,463
Fair value	98,634	73,551

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

At June 30, 2012 and December 31, 2011, the net fair value of all of our agreements totaled a loss of $6.4 million and $7.5 million, respectively, which was recorded on our Consolidated Balance Sheets as a component of accrued liabilities and other long-term liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months was $3.4 million at June 30, 2012.

As of June 30, 2012, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:
•	$25 million interest rate swap at a fixed rate of 4.495% per annum, variable rate adjusted on the 26th of each month, matures January 25, 2013;
•	$25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month, matures April 30, 2013;
•	$25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month, matures April 30, 2013 and
•	$25 million interest rate swap at a fixed rate of 5.587% per annum, variable rate adjusted on the 1st and 16th of each month, matures June 15, 2016.

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at June 30, 2012 was 0.25% per annum, as reported in the Wall Street Journal.

At June 30, 2012 and December 31, 2011, the fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

Balance Sheet Information	Fair Value of Liability Derivatives
	Location in Balance Sheet	June 30, 2012
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Accrued liabilities	$3,123
	Other long-term liabilities	3,239
		$6,362

Balance Sheet Information	Fair Value of Liability Derivatives
	Location in Balance Sheet	December 31, 2011
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Accrued liabilities	$3,522
	Other long-term liabilities	4,008
		$7,530

The effect of derivative instruments on our Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2012 and 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended June 30, 2012
Interest Rate Swap Contracts	$239	Floor plan interest expense	$(350)	Floor plan interest expense	$(730)

Three Months Ended June 30, 2011
Interest Rate Swap Contracts	$(508)	Floor plan interest expense	$(416)	Floor plan interest expense	$(861)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Six Months Ended June 30, 2012
Interest Rate Swap Contracts	$522	Floor plan Interest expense	$(758)	Floor plan Interest expense	$(1,384)

Six Months Ended June 30, 2011
Interest Rate Swap Contracts	$(119)	Floor plan Interest expense	$(910)	Floor plan Interest expense	$(1,273)

See also Note 10.

Note 12. Related Party Transactions
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

We retained a 20% interest in the stores as of the transition date. We determined that we are not the primary beneficiary of the stores and the risk and rewards associated with our investment are based on ownership percentages. We determined we maintained significant influence over the operations. As a result, the stores do not qualify for consolidation and our 20% interest is accounted for under the equity method. We recorded the equity investment at fair value of $0.8 million as of the transition date which resulted in a gain of $0.2 million, which was recorded as a component of other income on our Consolidated Statements of Operations. We determined the fair value of our equity investment based on independent third party broker opinions and financial projections using a fair value income approach.

As of June 30, 2012, our equity investment increased by $0.1 million to $0.9 million and was recorded as a component of other non-current assets in our Consolidated Balance Sheets.

Note 13. Acquisitions
On April 30, 2012, we acquired the inventory, equipment and intangible assets and assumed certain liabilities of Bellingham Chevrolet and Cadillac in Bellingham, Washington from Jerry Chambers Chevrolet.

On June 12, 2012, we acquired the inventory, equipment and intangible assets and assumed certain liabilities of Fairbanks GMC Buick from Gene’s GMC, LLC.

Consideration paid for the acquisitions totaled $12.8 million and was paid in cash. The fair values of assets acquired and liabilities assumed are not material to our Consolidated Balance Sheets. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition. Pro forma results of operations are not materially different than actual results of operations.

We account for franchise value as an indefinite-lived intangible asset. We expect the full amount of the goodwill recognized to be deductible for tax purposes. We did not have any material acquisition related expenses in the three or six months ended June 30, 2012.

Note 14. Discontinued Operations
In 2011, we sold three stores: a Chrysler Jeep Dodge FIAT store in Concord, California; a Volkswagen store in Thornton, Colorado; and a GMC Buick and Kia store in Cedar Rapids, Iowa. The associated results of operations for these locations are classified as discontinued operations as follows (in thousands):
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue	$-	$20,141	$-	$40,281

Pre-tax gain from discontinued operations	$-	$280	$-	$797
Loss on disposal activities	-	(53)	-	(53)
	-	227	-	744
Income tax expense	-	(87)	-	(287)
Income from discontinued operations, net of income tax expense	$-	$140	$-	$457

Note 15. Net Income Per Share of Class A and Class B Common Stock
We compute net income per share of Class A and Class B common stock using the two-class method. Under this method, basic net income per share is computed using the weighted average number of common shares outstanding during the period excluding unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options and other grants is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

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

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the three- and six-month periods ended June 30, 2012 and 2011 (in thousands, except per share amounts):

Three Months Ended June 30,	2012		2011
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$17,681	$2,810	$12,596	$2,090
Distributed income applicable to common stockholders	(2,230)	(354)	(1,588)	(264)
Basic undistributed income from continuing operations applicable to common stockholders	$15,451	$2,456	$11,008	$1,826

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,201	3,529	22,675	3,762

Basic income per share from continuing operations applicable to common stockholders	$0.80	$0.80	$0.56	$0.56
Basic distributed income per share from continuing operations applicable to common stockholders	(0.10)	(0.10)	(0.07)	(0.07)
Basic undistributed income per share from continuing operations applicable to common stockholders	$0.70	$0.70	$0.49	$0.49

Three Months Ended June 30,	2012		2011
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$2,230	$354	$1,588	$264
Reallocation of distributed income as a result of conversion of dilutive stock options	6	(6)	(5)	5
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	348	-	269	-
Diluted distributed income applicable to common stockholders	$2,584	$348	$1,852	$269
Undistributed income from continuing operations applicable to common stockholders	$15,451	$2,456	$11,008	$1,826
Reallocation of undistributed income as a result of conversion of dilutive stock options	43	(43)	28	(28)
Reallocation of undistributed income due to conversion of Class B to Class A	2,413	-	1,798	-
Diluted undistributed income from continuing operations applicable to common stockholders	$17,907	$2,413	$12,834	$1,798

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	22,201	3,529	22,675	3,762
Weighted average number of shares from stock options	455	-	423	-
Conversion of Class B to Class A common shares outstanding	3,529	-	3,762	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,185	3,529	26,860	3,762

Diluted income per share from continuing operations applicable to common stockholders	$0.78	$0.78	$0.55	$0.55
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.10)	(0.10)	(0.07)	(0.07)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$0.68	$0.68	$0.48	$0.48

Three Months Ended June 30,	2012		2011
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	45	-	142	-

Six Months Ended June 30,	2012		2011
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$32,040	$5,247	$19,785	$3,289
Distributed income applicable to common stockholders	(3,779)	(619)	(2,716)	(452)
Basic undistributed income from continuing operations applicable to common stockholders	$28,261	$4,628	$17,069	$2,837

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,221	3,639	22,627	3,762

Basic income per share from continuing operations applicable to common stockholders	$1.44	$1.44	$0.87	$0.87
Basic distributed income per share from continuing operations applicable to common stockholders	(0.17)	(0.17)	(0.12)	(0.12)
Basic undistributed income per share from continuing operations applicable to common stockholders	$1.27	$1.27	$0.75	$0.75

Six Months Ended June 30,	2012		2011
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$3,779	$619	$2,716	$452
Reallocation of distributed income as a result of conversion of dilutive stock options	11	(11)	7	(7)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	608	-	445	-
Diluted distributed income applicable to common stockholders	$4,398	$608	$3,168	$445
Undistributed income from continuing operations applicable to common stockholders	$28,261	$4,628	$17,069	$2,837
Reallocation of undistributed income as a result of conversion of dilutive stock options	83	(83)	41	(41)
Reallocation of undistributed income due to conversion of Class B to Class A	4,545	-	2,796	-
Diluted undistributed income from continuing operations applicable to common stockholders	$32,889	$4,545	$19,906	$2,796

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	22,221	3,639	22,627	3,762
Weighted average number of shares from stock options	471	-	390	-
Conversion of Class B to Class A common shares outstanding	3,639	-	3,762	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,331	3,639	26,779	3,762

Diluted income per share from continuing operations applicable to common stockholders	$1.42	$1.42	$0.86	$0.86
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.17)	(0.17)	(0.12)	(0.12)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$1.25	$1.25	$0.74	$0.74

Six Months Ended June 30,	2012		2011
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	90	-	334	-

Note 16. Recent Accounting Pronouncements
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

Note 17. Subsequent Events

Common Stock Dividend
On July 25, 2012, we announced that our Board of Directors approved a dividend of $0.10 per share on our Class A and Class B Common stock related to our second quarter 2012 financial results. The dividend will total approximately $2.6 million and will be paid on August 24, 2012 to shareholders of record on August 10, 2012.

Share Repurchase Plan
On July 20, 2012 our Board of Directors increased our existing authorization allowing the repurchase of 1,000,000 additional shares of our Class A common stock. This brings the total remaining repurchase authorization to 1,879,853 shares as of July 27, 2012.

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

Overview
We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of July 27, 2012, we offered 27 brands of new vehicles and all brands of used vehicles in 85 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks and replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance.

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

Results of Continuing Operations
For the three months ended June 30, 2012 and 2011, we reported income from continuing operations, net of tax, of $20.5 million, or $0.78 per diluted share, and $14.7 million, or $0.55 per diluted share, respectively.

For the six months ended June 30, 2012 and 2011, we reported income from continuing operations, net of tax, of $37.3 million, or $1.42 per diluted share, and $23.1 million, or $0.86 per diluted share, respectively.

Discontinued Operations
Results for sold or closed stores qualifying for reclassification under the applicable accounting guidance are presented as discontinued operations in our Consolidated Statements of Operations. As a result, our results from continuing operations are presented on a comparable basis for all periods. We did not have any stores classified as discontinued operations during the three and six months ended June 30, 2012. Income from discontinued operations, net of tax, for the three and six months ended June 30, 2011 totaled $0.1 million and $0.5 million, respectively.

Key Performance Metrics
Key performance metrics for revenue and gross profit were as follows for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

Three months ended June 30, 2012	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$470,424	55.5%	$34,639	7.4%	25.0%
Used vehicle retail	212,767	25.1	31,744	14.9	23.0
Used vehicle wholesale	36,083	4.3	304	0.8	0.2
Finance and insurance(1)	27,870	3.3	27,870	100.0	20.2
Service, body and parts	88,585	10.5	43,242	48.8	31.3
Fleet and other	11,394	1.3	390	3.4	0.3
	$847,123	100.0%	$138,189	16.3%	100.0%

Three months ended June 30, 2011	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$347,727	51.7%	$28,001	8.1%	23.9%
Used vehicle retail	176,591	26.3	27,001	15.3	23.1
Used vehicle wholesale	29,153	4.3	268	0.9	0.2
Finance and insurance(1)	20,886	3.1	20,886	100.0	17.8
Service, body and parts	80,937	12.0	39,695	49.0	33.9
Fleet and other	17,193	2.6	1,286	7.5	1.1
	$672,487	100.0%	$117,137	17.4%	100.0%

Six months ended June 30, 2012	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$874,712	54.5%	$65,765	7.5%	24.7%
Used vehicle retail	408,188	25.4	60,658	14.9	22.8
Used vehicle wholesale	70,419	4.4	722	1.0	0.3
Finance and insurance(1)	53,290	3.3	53,290	100.0	20.0
Service, body and parts	175,033	10.9	84,835	48.5	31.9
Fleet and other	24,375	1.5	790	3.2	0.3
	$1,606,017	100.0%	$266,060	16.6%	100.0%

Six months ended June 30, 2011	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$648,367	51.6%	$50,607	7.8%	23.1%
Used vehicle retail	333,069	26.5	49,985	15.0	22.9
Used vehicle wholesale	58,690	4.8	667	1.1	0.3
Finance and insurance(1)	40,185	3.2	40,185	100.0	18.4
Service, body and parts	154,698	12.3	75,456	48.8	34.5
Fleet and other	20,335	1.6	1,833	9.0	0.8
	$1,255,344	100.0%	$218,733	17.4%	100.0%

(1) Commissions reported net of anticipated cancellations.

Same Store Operating Data
We believe that same store comparisons are a key indicator of our financial performance. Same store metrics demonstrate our ability to profitably grow our revenue in our existing locations. As a result, same store comparisons have been integrated into the discussion below.

A same store metric represents stores that were operating during the three- and six-month periods ended June 30, 2012, and only includes the months when operations occur in both comparable periods. For example, a store acquired in May 2011 would be included in same store operating data beginning in June 2012, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the period of June for both comparable periods.

New Vehicle Revenues
	Three Months Ended June 30,
	2012	2011	Increase	% Increase
(Dollars in thousands, except per unit amounts)
Reported
Revenue	$470,424	$347,727	$122,697	35.3%
Retail units sold	14,406	10,725	3,681	34.3
Average selling price per retail unit	$32,655	$32,422	$233	0.7

Same store
Revenue	$454,445	$339,427	$115,018	33.9%
Retail units sold	13,939	10,486	3,453	32.9
Average selling price per retail unit	$32,602	$32,370	$232	0.7

	Six Months Ended June 30,
	2012	2011	Increase	% Increase
(Dollars in thousands, except per unit amounts)
Reported
Revenue	$874,712	$648,367	$226,345	34.9%
Retail units sold	26,875	20,250	6,625	32.7
Average selling price per retail unit	$32,547	$32,018	$529	1.7

Same store
Revenue	$825,948	$636,106	$189,842	29.8%
Retail units sold	25,570	19,877	5,693	28.6
Average selling price per retail unit	$32,301	$32,002	$299	0.9

New vehicle sales in the second quarter of 2012 improved compared to the second quarter of 2011 driven by increased volume. Demand for new vehicles continues to be strong as same store sales volume increased 33% and 29%, respectively, in the three- and six-month periods ended June 30, 2012 compared to the same periods in 2011. We remain focused on increasing our share of overall new vehicle sales within our markets and continue to have an operational objective of increasing market share.

Used Vehicle Retail Revenues
	Three Months Ended June 30,
	2012	2011	Increase	% Increase
(Dollars in thousands, except per unit amounts)
Reported
Retail revenue	$212,767	$176,591	$36,176	20.5%
Retail units sold	11,923	10,085	1,838	18.2
Average selling price per retail unit	$17,845	$17,510	$335	1.9

Same store
Retail revenue	$205,794	$171,768	$34,026	19.8%
Retail units sold	11,546	9,847	1,699	17.3
Average selling price per retail unit	$17,824	$17,444	$380	2.2

	Six Months Ended June 30,
	2012	2011	Increase	% Increase
(Dollars in thousands, except per unit amounts)
Reported
Retail revenue	$408,188	$333,069	$75,119	22.6%
Retail units sold	23,431	19,591	3,840	19.6
Average selling price per retail unit	$17,421	$17,001	$420	2.5

Same store
Retail revenue	$388,771	$325,676	$63,095	19.4%
Retail units sold	22,403	19,197	3,206	16.7
Average selling price per retail unit	$17,354	$16,965	$389	2.3

Used vehicle retail sales continue to be a strategic focus as we strive for organic growth and respond to potential supply constraints in late-model used vehicles as a result of the lower new vehicle sales in 2008, 2009 and 2010. Our strategy is to offer three categories of used vehicles: manufacturer certified pre-owned used vehicles; late model, lower-mileage vehicles; and value autos, vehicles over 80,000 miles. This approach allows us to expand our target customer base and increase the conversion of vehicles acquired via trade-in to retail used vehicle sales.

During the three- and six-month periods ended June 30, 2012, sales increased in all three categories of used vehicles compared to the same periods of 2011. Our retail used to new vehicle sales ratio was 0.8:1 for the three-month period ended June 30, 2012 compared to 0.9:1 in the same period in 2011. For the six months ended June 30, 2012 and 2011, our retail used to new vehicle sales ratio was 0.9:1 and 1.0:1, respectively. We continue to experience growth in our new vehicle sales that outpaces our used retail vehicle sales in 2012. On average, each of our stores currently sells approximately 47 retail used vehicle units per month and we target increasing sales to 60 units per month. Our goal continues to be a retail used to new ratio of 1.0:1.

Used Vehicle Wholesale Revenues
	Three Months Ended June 30,
	2012	2011	Increase	% Increase
(Dollars in thousands, except per unit amounts)
Reported
Wholesale revenue	$36,083	$29,153	$6,930	23.8%
Wholesale units sold	4,621	3,767	854	22.7
Average selling price per wholesale unit	$7,808	$7,739	$69	0.9

Same store
Wholesale revenue	$34,828	$28,209	$6,619	23.5%
Wholesale units sold	4,497	3,683	814	22.1
Average selling price per wholesale unit	$7,745	$7,659	$86	1.1

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands, except per unit amounts)
Reported
Wholesale revenue	$70,419	$58,690	$11,729	20.0%
Wholesale units sold	9,214	7,509	1,705	22.7
Average selling price per wholesale unit	$7,643	$7,816	$(173)	(2.2)

Same store
Wholesale revenue	$66,789	$56,944	$9,845	17.3%
Wholesale units sold	8,809	7,354	1,455	19.8
Average selling price per wholesale unit	$7,582	$7,743	$(161)	(2.1)

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicle sales are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit. The increases in wholesale revenues are primarily due to increased volume.

Finance and Insurance
	Three Months Ended June 30,
	2012	2011	Increase	% Increase
(Dollars in thousands, except per unit amounts)
Reported
Revenue	$27,870	$20,886	$6,984	33.4%

Revenue per retail unit
Finance reserves	$410	$378	$32	8.5
Maintenance contracts	527	520	7	1.3
Insurance and other	122	106	16	15.1
Revenue per retail unit	$1,059	$1,004	$55	5.5

Same store
Revenue	$27,086	$20,163	$6,923	34.3%

Revenue per retail unit
Finance reserves	$408	$373	$35	9.4
Maintenance contracts	539	519	20	3.9
Insurance and other	116	100	16	16.0
Revenue per retail unit	$1,063	$992	$71	7.2

	Six Months Ended June 30,
	2012	2011	Increase	% Increase
(Dollars in thousands, except per unit amounts)
Reported
Revenue	$53,290	$40,185	$13,105	32.6%

Revenue per retail unit
Finance reserves	$402	$372	$30	8.1
Maintenance contracts	537	530	7	1.3
Insurance and other	120	107	13	12.1
Revenue per retail unit	$1,059	$1,009	$50	5.0

Same store
Revenue	$50,825	$38,627	$12,198	31.6%

Revenue per retail unit
Finance reserves	$400	$367	$33	9.0
Maintenance contracts	545	521	24	4.6
Insurance and other	114	101	13	12.9
Revenue per retail unit	$1,059	$989	$70	7.1

The increases in finance and insurance sales are driven by increased vehicle sales volume in the three- and six-month periods ended June 30, 2012 compared to the same periods of 2011. The availability of consumer credit has expanded and lenders have increased the loan-to-value amount available to most customers. These shifts afford us the opportunity to sell additional or more comprehensive products, while remaining within a loan-to-value framework acceptable to our retail customer lenders. Additionally, we continue to diversify our product offerings and seek more accommodating financing terms.

Penetration rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Finance and insurance	76%	73%	76%	73%
Service contracts	40	40	40	40
Lifetime oil change and filter	36	37	36	37

Service, Body and Parts Revenue
	Three Months Ended June 30,
	2012	2011	Increase (Decrease)	% Increase(Decrease)
(Dollars in thousands)
Reported
Customer pay	$51,223	$46,150	$5,073	11.0%
Warranty	13,099	13,779	(680)	(4.9)
Wholesale parts	15,907	13,768	2,139	15.5
Body shop	8,356	7,240	1,116	15.4
Total service, body and parts	$88,585	$80,937	$7,648	9.4%

Same store
Customer pay	$48,316	$44,725	$3,591	8.0%
Warranty	12,267	13,142	(875)	(6.7)
Wholesale parts	15,022	13,491	1,531	11.3
Body shop	8,355	7,240	1,115	15.4
Total service, body and parts	$83,960	$78,598	$5,362	6.8%

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)	% Increase(Decrease)
(Dollars in thousands)
Reported
Customer pay	$99,315	$86,030	$13,285	15.4%
Warranty	26,416	26,756	(340)	(1.3)
Wholesale parts	32,517	27,209	5,308	19.5
Body shop	16,785	14,703	2,082	14.2
Total service, body and parts	$175,033	$154,698	$20,335	13.1%

Same store
Customer pay	$89,994	$83,879	$6,115	7.3%
Warranty	23,389	25,751	(2,362)	(9.2)
Wholesale parts	29,780	26,789	2,991	11.2
Body shop	16,780	14,703	2,077	14.1
Total service, body and parts	$159,943	$151,122	$8,821	5.8%

Our service, body and parts business continued to experience overall growth in the second quarter of 2012. We increased our same store customer pay business 8.0% and 7.3% in the three- and six-month periods ended June 30, 2012 compared to the same periods in 2011 as we focused on retaining customers through competitively-priced routine maintenance offerings and increased marketing efforts. The same store customer pay service and parts business represented 57.5% and 56.9% of the total same store service, body and parts business in the three-month periods ended June 30, 2012 and 2011, respectively, and 56.3% and 55.5% for the six-month periods ended June 30, 2012 and 2011, respectively.

Warranty work accounted for approximately 14.6% of our same store service, body and parts sales in both the three- and six-month periods of 2012 compared to 16.7% and 17.0% in the same periods in 2011. Warranty work decreased 6.7% and 9.2% in same store sales for the three and six months ended June 30, 2012 compared to the same periods in 2011. Domestic brand warranty work decreased by 0.9% and 6.2%, respectively, while import/luxury warranty work decreased by 11.4% and 11.9%, respectively, in the three- and six-month periods of 2012 compared to the same periods in 2011. Warranty work continues to be impacted by declining units in operation from 2008, 2009 and 2010, as well as the increased warranty work in 2011 associated with the Toyota recalls.

Our wholesale parts and body shop sales grew 11.3% and 15.4%, respectively, in the second quarter of 2012, and 11.2% and 14.1%, respectively, in the first six months of 2012, on a same store basis compared to the same periods in 2011. Wholesale parts represented 17.9% and 18.6%, and body shop sales represented 10.0% and 10.5%, of our same store service, body and parts revenue mix for the three- and six-month periods ended June 30, 2012, respectively. These categories allow for incremental organic growth. As both wholesale parts and body shop margins are lower than service work, we expect gross margins may modestly decline as these areas of the business comprise a larger portion of the total.

Gross Profit
Gross profit increased $21.1 million and $47.3 million in the three- and six-month periods ended June 30, 2012 compared to the same periods in 2011 due to increased revenues, partially offset by declines in our overall gross profit margin.

Our gross profit margin by business line was as follows:
	Three Months Ended June 30,		Basis Point Change*
	2012	2011
New vehicle	7.4%	8.1%	(70	) bp
Used vehicle retail	14.9	15.3	(40)
Used vehicle wholesale	0.8	0.9	(10)
Finance and insurance	100.0	100.0	-
Service, body and parts	48.8	49.0	(20)
Overall	16.3%	17.4%	(110)

	Six Months Ended June 30,		Basis Point Change*
	2012	2011
New vehicle	7.5%	7.8%	(30	) bp
Used vehicle retail	14.9	15.0	(10)
Used vehicle wholesale	1.0	1.1	(10)
Finance and insurance	100.0	100.0	-
Service, body and parts	48.5	48.8	(30)
Overall	16.6%	17.4%	(80)

* One basis point is equal to 1/100th of one percent.

New vehicle margins decreased during the three and six months ended June 30, 2012 compared to the same periods of 2011. These decreases are due to 2011 margins being abnormally high from constrained import inventory levels as a result of the earthquake and tsunami in Japan, which returned to more normalized levels in 2012. Additionally, certain domestic vehicle margins were reduced due to the discontinuation of manufacturer incentive programs in 2012. Used vehicle retail margins also decreased in the current year periods compared to the same periods of 2011. While all three categories of used vehicles have experienced revenue growth in 2012, strong used vehicle prices have caused cost of goods sold to grow faster than revenue, resulting in margin pressure. Service, body and parts margins decreased as our wholesale parts and body shop revenue growth continues, both of which achieve lower margins than other portions of our service, body and parts business. We believe our “single-point” strategy of maintaining franchise exclusivity within the markets we serve protects profitability and supports higher overall margin levels.

Asset Impairment Charges
Long-lived assets classified as held and used by us and definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.

Asset impairments recorded as a component of continuing operations consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Long-lived assets	$-	$490	$115	$872

In the first half of 2012 and 2011, we recorded impairment charges associated with certain properties.  As the expected future use of these facilities changed, the long-lived assets were tested for recoverability. As a result, we determined the carrying value exceeded the fair value of these properties. As additional market information becomes available and negotiations with prospective buyers continue, estimated fair values of our properties may change. These changes may result in the recognition of additional asset impairment charges in future periods.

Selling, General and Administrative Expense (“SG&A”)
“SG&A” includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended June 30,
	2012	2011	Increase	% Increase
(Dollars in thousands)
Personnel	$62,713	$54,821	$7,892	14.4%
Advertising	8,045	6,419	1,626	25.3
Rent	4,414	3,669	745	20.3
Facility costs	6,073	5,683	390	6.9
Other	14,922	12,176	2,746	22.6
Total SG&A	$96,167	$82,768	$13,399	16.2%

	Six Months Ended June 30,
	2012	2011	Increase	% Increase
(Dollars in thousands)
Personnel	$122,893	$104,252	$18,641	17.9%
Advertising	14,589	12,049	2,540	21.1
Rent	8,754	6,966	1,788	25.7
Facility costs	12,327	12,240	87	0.7
Other	29,194	24,395	4,799	19.7
Total SG&A	$187,757	$159,902	$27,855	17.4%

SG&A expense increased $13.4 million and $27.9 million, respectively, in the three- and six-month periods ended June 30, 2012 compared to the same periods in 2011. These changes were primarily driven by increased variable costs associated with improved sales, offset by a continued focus to reduce or maintain fixed costs and effectively manage variable costs.

SG&A as a percentage of gross profit was 69.6% compared to 70.7%, respectively, for the three months ended June 30, 2012 and 2011 and was 70.6% compared to 73.1%, respectively, for the six months ended June 30, 2012 and 2011. We target SG&A as a percentage of gross profit in the low 70% range with increased volume.

We also measure the leverage of our cost structure by evaluating throughput, which is calculated as the incremental percentage of gross profit retained after deducting SG&A expense.

	Three Months Ended June 30,
	2012	2011	Change	% of Change in Gross Profit
(Dollars in thousands)
Gross profit	$138,189	$117,137	$21,052	100.0%
SG&A expense	(96,167)	(82,768)	(13,399)	(63.6)
Throughput contribution			$7,653	36.4%

	Three Months Ended June 30,
	2011	2010	Change	% of Change in Gross Profit
(Dollars in thousands)
Gross profit	$117,137	$93,049	$24,088	100.0%
SG&A expense	(82,768)	(72,436)	(10,332)	(42.9)
Throughput contribution			$13,756	57.1%

	Six Months Ended June 30,
	2012	2011	Change	% of Change in Gross Profit
(Dollars in thousands)
Gross profit	$266,060	$218,733	$47,327	100.0%
SG&A expense	(187,757)	(159,902)	(27,855)	(58.9)
Throughput contribution			$19,472	41.1%

	Six Months Ended June 30,
	2011	2010	Change	% of Change in Gross Profit
(Dollars in thousands)
Gross profit	$218,733	$176,387	$42,346	100.0%
SG&A expense	(159,902)	(141,161)	(18,741)	(44.3)
Throughput contribution			$23,605	55.7%

Throughput contributions for newly opened or acquired stores are on a ‘first dollar’ basis for the first twelve months of operations. We acquired three stores and added one open point since the second quarter of 2011 and, adjusting for these locations, our throughput on a same store basis was 42.9% and 48.3% for the three- and six-month periods ended June 30, 2012, respectively. Our throughput in the second quarter of 2012 was reduced by insurance items totaling $1.7 million. Excluding these items, our same store throughput would have been approximately 52%. We continue to target a same store incremental throughput of approximately 50%.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or betterments, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended June 30,
	2012	2011	Increase	% Increase
(Dollars in thousands)
Depreciation and amortization	$4,261	$4,217	$44	1.0%

	Six Months Ended June 30,
	2012	2011	Increase	% Increase
(Dollars in thousands)
Depreciation and amortization	$8,460	$8,309	$151	1.8%

Depreciation and amortization for the three and six months ended June 30, 2012 increased slightly compared to the same periods of 2011 as we have increased our capital expenditures in recent periods.

Operating Margin
Operating income in the three- and six-month periods ended June 30, 2012 was 4.5% and 4.3% of revenue compared to 4.4% and 4.0% in the comparable periods of 2011. These improvements were primarily due to improved sales and continued cost control.

Floor Plan Interest Expense and Floor Plan Assistance
Floor plan interest expense decreased $0.2 million and increased $0.2 million, respectively in the three- and six-month periods ended June 30, 2012 compared to the same periods of 2011. The decrease in the current quarter mainly related to our interest rate swaps as the impact of increased volume was offset by the decrease in rate. The increase for the six months ended June 30, 2012 compared to the same period in 2011 was due to increased volume.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended June 30,
	2012	2011	Change	% Change
(Dollars in thousands)
Floor plan interest expense (new vehicles)	$3,119	$3,359	$(240)	(7.1)%
Floor plan assistance (included as an offset to cost of sales)	(4,289)	(3,209)	1,080	33.7
Net new vehicle carrying costs	$(1,170)	$150	$1,320	880.0%

	Six Months Ended June 30,
	2012	2011	Change	% Change
(Dollars in thousands)
Floor plan interest expense (new vehicles)	$6,069	$5,821	$248	4.3%
Floor plan assistance (included as an offset to cost of sales)	(7,999)	(6,010)	1,989	33.1
Net new vehicle carrying costs	$(1,930)	$(189)	$1,741	921.2%

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle credit facility.

	Three Months Ended June 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)
Mortgage interest	$2,245	$2,670	$(425)	(15.9)%
Other interest	403	373	30	8.0
Capitalized interest	(99)	(32)	67	209.4
Total other interest expense	$2,549	$3,011	$(462)	(15.3)%

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)
Mortgage interest	$4,463	$5,625	$(1,162)	(20.7)%
Other interest	1,025	726	299	41.2
Capitalized interest	(192)	(48)	144	300.0
Total other interest expense	$5,296	$6,303	$(1,007)	(16.0)%

For the three- and six-month periods ended June 30, 2012 compared to the same periods of 2011, other interest expense decreased $0.5 million and $1.0 million, respectively, primarily due to decreases in outstanding real estate mortgage debt as we retired approximately $23 million in mortgages, offset by higher volumes of borrowing on our credit facility.

Other Income, Net
Other income, net primarily includes interest income and, beginning in 2012, the gains related to an equity investment. Other income, net was $0.8 million and $0.2 million for the three-month periods ended June 30, 2012 and 2011, respectively, and $1.3 million and $0.2 million for the six-month periods ended June 30, 2012 and 2011, respectively.

Income Tax Expense
Our effective income tax rate was 37.7% and 37.5% for the three- and six-month periods ended June 30, 2012, compared to 37.4% and 38.9%, respectively, in the comparable periods of 2011. We had certain tax attributes lowering our effective rate in the three and six month periods ended June 30, 2012.  In the three months ended June 30, 2011, our income tax rate was decreased due to a tax shortfall associated with our stock-based compensation reversing and becoming a tax benefit.

For the full year 2012, we anticipate our income tax rate to be approximately 38.4%.

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

The following table reconciles certain reported GAAP amounts per the Consolidated Statements of Operations to the comparable non-GAAP amounts (dollars in thousands, except per share amounts):

	Three Months Ended June 30, 2012
	As reported	Tax attribute	Adjusted
Income from continuing operations before income taxes	$32,913	$-	$32,913
Income tax expense	(12,422)	(578)	(13,000)
Net income from continuing operations	$20,491	$(578)	$19,913

Diluted earnings (loss) per share from continuing operations	$0.78	$(0.02)	$0.76
Diluted share count	26,185

	Three Months Ended June 30, 2011
	As reported	Asset impairment and disposal gain	Reversal of stock-based compensation tax shortfall	Adjusted
Asset impairments	$490	$(490)	$-	$-
Selling, general and administrative	$82,768	$580	$-	$83,348

Income from operations	$29,662	$(90)	$-	$29,572

Income from continuing operations before income taxes	$23,463	$(90)	$-	$23,373
Income tax expense	(8,777)	37	(186)	(8,926)
Income from continuing operations	$14,686	$(53)	$(186)	$14,477

Diluted earnings per share from continuing operations	$0.55	$-	$(0.01)	$0.54
Diluted share count	26,860

	Six Months Ended June 30, 2012
	As reported	Asset impairment and disposal gain	Equity investment	Tax attribute	Adjusted
Asset impairments	$115	$(115)	$-	$-	$-
Selling, general and administrative	$187,757	$739	$-	$-	$188,496

Income from operations	$69,728	$(624)	$-	$-	$69,104

Other income, net	$1,319	$-	$(244)	$-	$1,075

Income from continuing operations before income taxes	$59,682	$(624)	$(244)	$-	$58,814
Income tax expense	(22,395)	244	95	(1,072)	(23,128)
Income from continuing operations	$37,287	$(380)	$(149)	$(1,072)	$35,686

Diluted earnings (loss) per share from continuing operations	$1.42	$(0.01)	$(0.01)	$(0.04)	$1.36
Diluted share count	26,331

	Six Months Ended June 30, 2011
	As reported	Asset impairment and disposal gain	Adjusted
Asset impairments	$872	$(872)	$-

Selling, general and administrative	$159,902	$580	$160,482
Income from operations	$49,650	$292	$49,942

Income from continuing operations before income taxes	$37,774	$292	$38,066
Income tax expense	(14,700)	(116)	(14,816)
Net income from continuing operations	$23,074	$176	$23,250

Diluted earnings per share from continuing operations	$0.86	$0.01	$0.87
Diluted share count	26,779

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

Below is a summary and discussion of our available funds (in thousands):

	As of June 30, 2012	As of December 31, 2011	Increase (Decrease)	% Increase (Decrease)
Cash and cash equivalents	$16,247	$20,851	$(4,604)	(22.1)%
Available credit on the used vehicle financing facility	28,834	-	28,834	NM
Available credit on the revolving line of credit	46,898	10,449	36,449	348.8
Unfinanced new vehicles	-	65,857	(65,857)	(100.0)
Total available funds	$91,979	$97,157	$(5,178)	(5.3)%

NM - not meaningful

Historically, we have raised capital through the sale of assets, sale of stores, issuance of stock and the issuance of debt. We may strategically use excess cash to reduce the amount of debt outstanding when appropriate. During the six months ended June 30, 2012, we used proceeds from the sale of assets and stores and the issuance of long-term debt (primarily related to the financing of certain real estate) to repay outstanding debt, resulting in a net cash usage of $10.0 million. During the six months ended June 30, 2011, we used proceeds from the sale of assets and stores and the issuance of long-term debt to repay outstanding debt, resulting in a net cash usage of $3.4 million.

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

	Outstanding as of June 30, 2012	Remaining Available as of June 30, 2012
New vehicle floor plan commitment	$482,390	$-	(1)
Floor plan notes payable	13,743	-
Used vehicle inventory financing facility	52,000	28,834	(3)
Revolving line of credit	-	46,898	(2),(3)
Real estate mortgages	175,153	-
Other debt	5,311	-
Total debt	$728,597	$75,732

(1)	We have a $500 million new vehicle floor plan commitment as part of our credit facility.
(2)	Available credit reduced by $3.1 million for outstanding letters of credit.
(3)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.

New Credit Facility
On April 17, 2012, we executed a new five-year $650 million credit facility, which is comprised of 10 financial institutions, including four manufacturer-affiliated finance companies. This credit facility provides a $500 million new vehicle floor plan commitment, $100 million in used vehicle inventory financing and a $50 million revolving line of credit for general corporate use, including working capital and acquisitions. This credit facility may be expanded to $800 million total availability. All borrowings from, and repayments to, our syndicated lending group are presented in the Consolidated Statements of Cash Flows as financing activities. The interest rate on the credit facility varies based on the type of debt with the rate ranging from the 1-month LIBOR plus 1.50% to the 1-month LIBOR plus 2.50%. Our financial covenants related to this credit facility include maintaining a current ratio of not less than 1.20x, a fixed charge coverage ratio of not less than 1.20x and a leverage ratio of not more than 5.0x. As of June 30, 2012, $482.4 million was outstanding on our new vehicle floor plan commitment, $52.0 million was outstanding on our used vehicle inventory financing facility and our revolving line of credit was undrawn.

New Vehicle Floor Plan Lines
We finance substantially all of our new vehicles through the new vehicle floor plan commitment component of our credit facility mentioned above. We also have additional floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designed for use as service loaners.  All borrowings from, and repayments to, our syndicated lending group are presented in the Consolidated Statements of Cash Flows as financing activities.  Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities on the Consolidated Statements of Cash Flows.

The interest rate associated with our new vehicle line, excluding the effects of our interest rate swaps, was 1.7% at June 30, 2012.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate and leasehold improvements. Interest rates related to this debt ranged from 3.0% to 7.0% at June 30, 2012. The mortgages are payable in various installments through May 2031. Total mortgages outstanding decreased $19.2 million since December 31, 2011 to $175.2 million as of June 30, 2012.

Our other debt includes various notes, capital leases and obligations assumed as a result of acquisitions and other agreements and had interest rates that ranged from 3.5% to 9.0% at June 30, 2012. The other debt, which totaled $5.3 million at June 30, 2012, is due in various installments through May 2019.

Debt Covenants
Under the terms of our credit facility and other debt agreements, we are subject to financial and restrictive covenants. In addition, the covenants place limitations or restrictions on our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under the new credit facility, we are required to maintain the ratios detailed in the following table. As of June 30, 2012, our debt covenant ratios under this agreement are as follows:

Debt Covenant Ratio	Requirement	As of June 30, 2012

Current ratio	Not less than 1.20 to 1	1.30 to 1

Fixed charge coverage ratio	Not less than 1.20 to 1	1.49 to 1

Leverage ratio	Not more than 5.00 to 1	2.19 to 1

Funded debt restriction	Not to exceed $375 million	$180.5 million

We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

In the event that we are unable to meet the financial and restrictive covenants, we would enter into a discussion with the lender to remediate the condition. If we were unable to remediate or cure the condition, a breach would give rise to remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed, including the triggering of cross-default provisions to other debt agreements.

Inventories
We calculate days supply based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. As of June 30, 2012, our new vehicle days supply was 74, or 6 days higher than our days supply as of June 30, 2011. Our days supply of used vehicles was 52 days as of June 30, 2012, or 4 days lower than our days supply level as of June 30, 2011. We have continued to focus on managing our mix and maintaining an appropriate level of used vehicle inventory.

Capital Expenditures
We anticipate approximately $48 million in capital expenditures for all of 2012. This amount is associated with improvements to, and purchases of, store facilities, replacement of equipment and the relocation to a new headquarters building.

Capital expenditures were $22.7 million and $7.9 million for the six months ended June 30, 2012 and 2011, respectively. The increase in capital expenditures in 2012 compared to the same period of 2011 was related to improvements at store facilities, the purchase of new store locations, replacement of equipment and the construction of a new headquarters building.

Many manufacturers provide assistance in the form of additional vehicle incentives if facilities meet image standards and requirements. Accordingly, we believe it is an attractive time to invest in facility upgrades and remodels that will generate additional manufacturer incentive payments. Also, recently enacted tax law changes that accelerate deductions for capital expenditures have accelerated project timelines to ensure completion before the law expires.

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

Dividends
In the first six months of 2012, we paid dividends on our Class A and Class B common stock totaling $4.4 million. In addition, our Board of Directors approved a dividend of $0.10 per share on our Class A and Class B common stock related to our second quarter 2012 financial results. The dividend will total approximately $2.6 million and will be paid on August 24, 2012 to shareholders of record on August 10, 2012.

Share Repurchase Program
In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. Through June 30, 2012, we have purchased 1,120,147 shares under this program at an average price of $22.12 per share.

On July 20, 2012 our Board of Directors increased our existing authorization allowing the repurchase of 1,000,000 additional shares of our Class A common stock. This brings the total remaining repurchase authorization to 1,879,853 shares as of July 27, 2012. We may continue to repurchase shares from time to time in the future as conditions warrant.

Recent Accounting Pronouncements
See Note 16 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no new proceedings or material changes to previously disclosed proceedings in our Annual Report on Form 10-K for the year ended December 31, 2011. See Note 5 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q. The information in this Form 10-Q should be read in conjunction with the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the Securities and Exchange Commission on February 24, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the second quarter of 2012:

			Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plans
April 1	to	April 30	80,341	$26.73	80,341	1,540,604
May 1	to	May 31	490,324	24.30	490,324	1,050,280
June 1	to	June 30	170,427	22.84	170,427	879,853
Total			741,092	24.23	741,092	879,853

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. On July 20, 2012 our Board of Directors increased our existing authorization allowing the repurchase of 1,000,000 additional shares of our Class A common stock, bringing the remaining available for repurchase to 1,879,853 as of July 27, 2012. Through June 30, 2012, we have repurchased 1,120,147 shares under this program at an average price of $22.12 per share. This plan does not have an expiration date.

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

Date: July 27, 2012	LITHIA MOTORS, INC.

	By:	/s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

	By:	/s/ John F. North III
John F. North III
Vice President and
Corporate Controller
(Principal Accounting Officer)