Form 10-Q
period 2012-09-30
LITHIA MOTORS INC
filed 2012-10-26
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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
Non-accelerated filer [  ] (Do not check if a smaller reporting company)    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	22,789,198
Class B common stock without par value	2,762,261
(Class)	(Outstanding at October 26, 2012)

LITHIA MOTORS, INC.
FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$19,757	$20,851
Accounts receivable, net of allowance for doubtful accounts of $319 and $261	128,602	99,407
Inventories, net	658,694	506,484
Deferred income taxes	4,532	4,730
Other current assets	11,240	16,719
Assets held for sale	14,671	-
Total Current Assets	837,496	648,191

Property and equipment, net of accumulated depreciation of $95,853 and $99,115	397,754	373,779
Goodwill	25,838	18,958
Franchise value	61,972	59,095
Deferred income taxes	23,005	29,270
Other non-current assets	20,472	16,840
Total Assets	$1,366,537	$1,146,133

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$14,073	$114,760
Floor plan notes payable: non-trade	489,935	229,180
Current maturities of long-term debt	7,810	8,221
Trade payables	38,973	31,712
Accrued liabilities	81,635	72,711
Liabilities related to assets held for sale	10,065	-
Total Current Liabilities	642,491	456,584

Long-term debt, less current maturities	261,419	278,653
Deferred revenue	31,857	25,146
Other long-term liabilities	21,286	18,629
Total Liabilities	957,053	779,012

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 22,606 and 22,195	266,104	279,366
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 2,912 and 3,762	362	468
Additional paid-in capital	11,789	10,918
Accumulated other comprehensive loss	(3,234)	(4,508)
Retained earnings	134,463	80,877
Total Stockholders' Equity	409,484	367,121
Total Liabilities and Stockholders' Equity	$1,366,537	$1,146,133

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statement of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
New vehicle	$496,365	$377,860	$1,355,463	$1,015,872
Used vehicle retail	230,278	184,632	632,361	512,006
Used vehicle wholesale	35,419	35,597	104,663	93,800
Finance and insurance	31,088	22,423	83,440	61,915
Service, body and parts	90,626	84,592	262,589	236,216
Fleet and other	4,597	10,111	28,971	30,408
Total revenues	888,373	715,215	2,467,487	1,950,217
Cost of sales:
New vehicle	460,754	348,495	1,255,024	936,762
Used vehicle retail	196,735	157,902	539,121	436,196
Used vehicle wholesale	35,446	35,663	103,998	93,204
Service, body and parts	46,866	43,478	135,545	121,173
Fleet and other	4,348	9,442	27,933	27,927
Total cost of sales	744,149	594,980	2,061,621	1,615,262
Gross profit	144,224	120,235	405,866	334,955
Asset impairments	-	-	115	872
Selling, general and administrative	96,380	84,360	280,292	240,537
Depreciation and amortization	4,381	4,129	12,777	12,372
Operating income	43,463	31,746	112,682	81,174
Floor plan interest expense	(3,397)	(1,977)	(9,402)	(7,723)
Other interest expense	(2,131)	(3,067)	(7,398)	(9,353)
Other income, net	452	213	1,771	462
Income from continuing operations before income taxes	38,387	26,915	97,653	64,560
Income tax provision	(15,048)	(10,594)	(37,287)	(25,244)
Income from continuing operations, net of income tax	23,339	16,321	60,366	39,316
Income (loss) from discontinued operations, net of income tax	(96)	242	164	778
Net income	$23,243	$16,563	$60,530	$40,094

Basic income per share from continuing operations	$0.92	$0.62	$2.35	$1.49
Basic income (loss) per share from discontinued operations	(0.01)	0.01	-	0.03
Basic net income per share	$0.91	$0.63	$2.35	$1.52

Shares used in basic per share calculations	25,469	26,189	25,730	26,324

Diluted income per share from continuing operations	$0.90	$0.61	$2.30	$1.47
Diluted income (loss) per share from discontinued operations	-	0.01	0.01	0.03
Diluted net income per share	$0.90	$0.62	$2.31	$1.50

Shares used in diluted per share calculations	25,947	26,654	26,203	26,738

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statement of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$23,243	$16,563	$60,530	$40,094
Other comprehensive income (loss), net of tax:
Gain (loss) on cash flow hedges, net of tax expense (benefit) of $301, ($386), $791 and ($101), respectively	484	(623)	1,274	(117)
Comprehensive income	$23,727	$15,940	$61,804	$39,977

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$60,530	$40,094
Adjustments to reconcile net income to net cash used in operating activities:
Asset impairments	115	872
Depreciation and amortization	12,777	12,372
Depreciation and amortization within discontinued operations	96	381
Stock-based compensation	2,329	1,686
Gain on disposal of other assets	(775)	(134)
(Gain) loss from disposal activities within discontinued operations	397	(116)
Deferred income taxes	6,851	3,325
Excess tax benefit from share-based payment arrangements	(1,629)	(360)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(29,160)	(7,177)
Inventories	(158,186)	(53,389)
Other current assets	3,169	(1,078)
Other non-current assets	(4,346)	(4,079)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	(93,975)	(10,637)
Trade payables	5,381	3,759
Accrued liabilities	10,164	9,890
Other long-term liabilities and deferred revenue	9,927	8,018
Net cash provided by (used in) operating activities	(176,335)	3,427

Cash flows from investing activities:
Principal payments received on notes receivable	79	97
Capital expenditures	(34,966)	(22,996)
Proceeds from sales of assets	6,025	11,217
Cash paid for acquisitions, net of cash acquired	(31,376)	(58,420)
Payments for life insurance policies	(1,908)	(900)
Proceeds from sales of stores	2,901	6,517
Net cash used in investing activities	(59,245)	(64,485)

Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade	272,760	67,402
Borrowings on lines of credit	365,623	38,000
Repayments on lines of credit	(356,791)	(9,000)
Principal payments on long-term debt, scheduled	(5,889)	(6,175)
Principal payments on long-term debt and capital leases, other	(37,366)	(28,679)
Proceeds from issuance of long-term debt	14,169	22,674
Proceeds from issuance of common stock	4,600	2,848
Repurchase of common stock	(20,606)	(11,436)
Excess tax benefit from share-based payment arrangements	1,629	360
Decrease (Increase) in restricted cash	3,300	(3,300)
Dividends paid	(6,943)	(5,006)
Net cash provided by financing activities	234,486	67,688

Increase (decrease) in cash and cash equivalents	(1,094)	6,630

Cash and cash equivalents at beginning of period	20,851	9,306
Cash and cash equivalents at end of period	$19,757	$15,936

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,316	$18,485
Cash paid during the period for income taxes, net	25,814	20,210

Supplemental schedule of non-cash activities:
Floor plan debt acquired in connection with acquisitions	-	18,553
Acquisition of assets with capital leases	2,609	-
Floor plan debt paid in connection with store disposals	6,712	-

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of September 30, 2012 and for the three- and nine-month periods ended September 30, 2012 and 2011. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2011 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2011 is derived from our 2011 Annual Report on Form 10-K. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2011 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

These reclassifications had no impact on previously reported net income.

Note 2. Inventories
The components of inventory consisted of the following (in thousands):

	September 30, 2012	December 31, 2011
New vehicles	$503,915	$372,838
Used vehicles	125,623	106,622
Parts and accessories	29,156	27,024
Total inventories	$658,694	$506,484

Note 3. Goodwill
The changes in the carrying amounts of goodwill are as follows (in thousands):

Goodwill
Balance as of December, 31, 2010, gross	$305,452
Accumulated impairment loss	(299,266)
Balance as of December 31, 2010, net	6,186
Additions through acquisitions	12,869
Goodwill allocated to dispositions	(97)
Balance as of December 31, 2011, net	18,958
Additions through acquisitions	7,161
Goodwill allocated to dispositions	(281)
Balance as of September 30, 2012, net	$25,838

Note 4. Credit Facility
We have a $650 million credit facility with a syndicate of 10 financial institutions, including four manufacturer-affiliated finance companies. This credit facility provides a $500 million new vehicle floor plan commitment, $100 million in used vehicle inventory financing and a $50 million revolving line of credit for general corporate use including working capital and acquisitions. We have the ability to expand the credit facility to $800 million total availability upon credit approval. The credit facility expires on April 16, 2017.  All borrowings from, and repayments to, our syndicated lending group are presented in the Consolidated Statements of Cash Flows as financing activities. The interest rate on the credit facility varies based on the type of debt with the rate ranging from the 1-month LIBOR plus 1.50% to the 1-month LIBOR plus 2.50%. Our financial covenants related to this credit facility include maintaining a current ratio of not less than 1.20x, a fixed charge coverage ratio of not less than 1.20x, a leverage ratio of not more than 5.0x and a funded debt restriction that limits the amount of other debt we may have outstanding to $375 million.

As of September 30, 2012, $489.9 million was outstanding on our new vehicle floor plan commitment, $77.9 million was outstanding on our used vehicle inventory financing facility and $17.9 million was outstanding on our revolving line of credit. An additional $10.1 million of outstanding floor plan notes payable was classified as liabilities related to assets held for sale.  See also Note 14.

Note 5. Commitments and Contingencies

Litigation
We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business or the proceedings described below will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

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

On April 21, 2011, a Complaint for Damages, Injunctive and Declaratory Relief was filed against us (Kevin McClintic vs. Lithia Motors, 11-2-14632-4 SEA, Superior Court of the State of Washington for King County) alleging the text messaging activity violated State of Washington anti-texting and consumer protection laws and the federal Telephone Consumer Protection Act, and seeking statutory damages of $500 for each violation, trebled, plus injunctive relief and attorney fees. The suit seeks class action designation for all similarly situated entities and individuals. The suit was removed to the United States District Court for the Western District of Washington at Seattle.

On July 5, 2011, we participated in a mediation of the McClintic case and subsequently entered into a settlement agreement with the plaintiffs, which was subject to final court approval. Under this settlement agreement, we agreed to pay a total of $2.5 million, all of which such amounts will be reimbursed by the vendor pursuant to contractual indemnification. These amounts were recorded as a component of other current assets and accrued liabilities on our Consolidated Balance Sheet as of September 30, 2012. On October 11, 2012, the court approved the settlement.

On July 5, 2011, a complaint was filed alleging nearly identical claims, also seeking class action designation (Dan McLaren vs. Lithia Motors, Civil # 11-810, United States District Court of Oregon, Portland Division).  Subsequently, the complaint was amended to include claims against the vendor.  The class representative in the McLaren case attempted to intervene in the McClintic case. This intervention motion was denied on October 19, 2011.  The McLaren case was dismissed by the court with prejudice as to Lithia Motors on September 5, 2012.

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

Plaintiffs then filed a motion in November 2010 seeking certification of a class (i) for the 339 customers who “opted-out” of the state settlement, (ii) for those customers who did not qualify for recovery under the Consent Judgment but were allegedly eligible for recovery under the plaintiffs’ broader interpretation of the applicable statutes, and (iii) arguing that since the State’s suit against our dealerships did not address the loan fee/discount (dealer reserve) claim, for those customers who arranged their vehicle financing through us. On June 14, 2011, the Trial Court granted plaintiffs’ motion to certify a class without addressing either the merits of the claims or the size of the classes. Discovery in this case is ongoing. We intend to defend the claims vigorously and do not believe the novel “dealer reserve” claim has merit.

Note 6. Stockholders’ Equity

Share Repurchases
In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. On July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. We did not repurchase any shares of our Class A common stock during the third quarter of 2012. Through September 30, 2012, we have repurchased 1,120,147 shares, of which 823,092 were purchased in 2012 at an average price of $24.17 per share. At September 30, 2012, 1,879,853 shares remained available for repurchase. This plan does not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

Dividends
Dividends declared and paid on our Class A and Class B common stock during the first three quarters of 2012 were as follows:
Quarter declared:	Dividend amount per share	Total amount of dividend (in thousands)
First quarter	$0.07	$1,815
Second quarter	0.10	2,583
Third quarter	0.10	2,545

See Note 17 for a discussion of a dividend related to our third quarter 2012 financial results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Long-lived assets	$-	$-	$115	$872

Note 8. Stock-Based Compensation
In the first quarter of 2012, we granted 168,000 restricted stock units (“RSUs”), subject to performance measures discussed below, to certain employees. Each grant entitles the holder to receive shares of our Class A common stock upon vesting. A quarter of the RSUs vest on each of the second and third anniversaries of the grant date and the remaining RSUs vest on the fourth anniversary of the grant date.

Our executives and other key employees received 89,000 of the 168,000 RSUs granted based on attaining a target level of earnings per share for 2012. The RSUs are subject to forfeiture, in whole or in part, based upon minimum performance measures and continuation of employment. If minimum performance measures are met, the number of RSUs received under these grants is subject to attainment of specific earnings per share thresholds. Each earnings per share threshold specifies an attainment level ranging from 75% to 150% of the base number of units identified in the grant. At the 150% maximum attainment level, the number of RSUs would increase by 44,500 for a total award of 133,500 RSUs. Failure to achieve the minimum performance threshold in 2012 will result in forfeiture of the entire grant. The final attainment will be calculated using the 2012 adjusted net income per share from continuing operations with the attainment percentage determined on a pro-rata basis ranging between 75% and 150%.

We estimated compensation expense, based on a fair value methodology, of $4.2 million related to the RSUs, which is being recognized over the vesting period. Of this amount, approximately $0.9 million is expected to be recognized in 2012.

In the second quarter of 2012, we granted RSUs covering 12,870 shares of our Class A common stock to members of our Board of Directors. These awards vest 25% on the first day of each month following our quarterly board meetings. We estimated compensation expense, based on a fair value methodology, of $0.4 million related to these RSUs, which is being recognized over the vesting period. Of this amount, approximately $0.3 million is expected to be recognized in 2012.

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

In March 2012, we made a discretionary contribution of $1.9 million to the Plan. Participants will receive a guaranteed return of 5.9% in 2012. We recognized compensation expense related to the Plan of $0.3 million and $0.9 million, respectively, for the three and nine months ended September 30, 2012 and $0.3 million and $0.6 million, respectively, for the three and nine months ended September 30, 2011.

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
Inputs are collected from Bloomberg on the last market day of the period. The same methodology is used to determine the rate used to discount the future cash flows. The valuation of the interest rate swaps also takes into consideration our own, as well as the counterparty’s, risk of non-performance under the contract. See Note 11 for more details regarding our derivative contracts.

We estimate the fair value of our assets held for sale based on a market valuation approach, which uses prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets or liabilities, as well as our historical experience in divestitures, acquisitions and real estate transactions. When available, we use inputs from independent valuation experts, such as brokers and real estate appraisers, to corroborate our internal estimates. Because these valuations contain unobservable inputs, we classified the assets held for sale and liabilities related to assets held for sale as Level 3.

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

There were no changes to our valuation techniques during the nine-month period ended September 30, 2012.

Assets and Liabilities Measured at Fair Value
Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at September 30, 2012	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(5,643)	$-

Measured on a non-recurring basis:
Assets held for sale	$-	$-	$14,671

Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(7,530)	$-

Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$-	$-	$2,500

During the three and nine months ended September 30, 2012, we recognized an unrealized loss of $0.4 million as a component of discontinued operations associated with our asset group classified as held for sale. We had no amounts recorded as assets held for sale as of December 31, 2011. See also Note 14.

Fair Value Disclosures for Financial Assets and Liabilities
We determined the carrying value of cash equivalents, accounts receivables, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the short term nature and current market rates of these instruments.  We believe the carrying value of our variable rate debt approximates fair value.

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of September 30, 2012, this debt had maturity dates between November 2016 and May 2031. A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	September 30, 2012	December 31, 2011
Carrying value	$103,684	$64,463
Fair value	108,702	73,551

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

At September 30, 2012 and December 31, 2011, the net fair value of all of our agreements totaled a loss of $5.6 million and $7.5 million, respectively, which was recorded on our Consolidated Balance Sheets as a component of accrued liabilities and other long-term liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months was $2.7 million at September 30, 2012.

As of September 30, 2012, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:
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

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at September 30, 2012 was 0.23% per annum, as reported in the Wall Street Journal.

At September 30, 2012 and December 31, 2011, the fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

Balance Sheet Information	Fair Value of Liability Derivatives
	Location in Balance Sheet	September 30, 2012
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Accrued liabilities	$2,520
	Other long-term liabilities	3,123
		$5,643

Balance Sheet Information	Fair Value of Liability Derivatives
	Location in Balance Sheet	December 31, 2011
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Accrued liabilities	$3,522
	Other long-term liabilities	4,008
		$7,530

The effect of derivative instruments on our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2012 and 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended September 30, 2012
Interest Rate Swap Contracts	$476	Floor plan interest expense	$(309)	Floor plan interest expense	$(788)

Three Months Ended September 30, 2011
Interest Rate Swap Contracts	$(1,544)	Floor plan interest expense	$(535)	Floor plan interest expense	$271

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Nine Months Ended September 30, 2012
Interest Rate Swap Contracts	$998	Floor plan interest expense	$(1,067)	Floor plan interest expense	$(2,172)

Nine Months Ended September 30, 2011
Interest Rate Swap Contracts	$(1,664)	Floor plan interest expense	$(1,446)	Floor plan interest expense	$(1,002)

See also Note 10.

Note 12. Related Party Transactions
On March 27, 2012, we completed the sale of an 80% interest in our Nissan, Volkswagen and BMW stores in Medford, Oregon to Dick Heimann, a director and our Vice Chairman. We received proceeds of $9.6 million, of which $2.9 million was received in cash and $6.7 million was received through the payoff of floor plan financing. The sale of the 80% interest in the stores resulted in a gain of $0.7 million and was recorded as a component of selling, general and administrative expense on our Consolidated Statements of Operations.

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

When we sold the three stores, we entered into a shared service agreement with the stores. This agreement allows the stores to lease our employees, use the Lithia name, utilize accounting support functions and receive consulting services.  The services provided and the costs of the services are structured the same as the shared services provide to our wholly owned stores.

We retained a 20% interest in the stores as of the transaction date. We determined that we are not the primary beneficiary of the stores and the risk and rewards associated with our investment are based on ownership percentages. As a result, the stores do not qualify for consolidation and our 20% interest is accounted for under the equity method. We determined we maintained significant influence over the operations. We recorded the equity investment at fair value of $0.8 million as of the transaction date that resulted in a gain of $0.2 million. The gain was recorded as a component of other income on our Consolidated Statements of Operations. We determined the fair value of our equity investment based on independent third party broker opinions and financial projections using a fair value income approach.

As of September 30, 2012, our equity investment increased by $0.2 million to $1.0 million and was recorded as a component of other non-current assets in our Consolidated Balance Sheets.

Note 13. Acquisitions
We completed the following acquisitions in the first nine months of 2012:
•
On April 30, 2012, we acquired the inventory, equipment and intangible assets and assumed certain liabilities of Bellingham Chevrolet and Cadillac in Bellingham, Washington from Jerry Chambers Chevrolet.

•	On June 12, 2012, we acquired the inventory, equipment and intangible assets and assumed certain liabilities of Fairbanks GMC Buick from Gene’s GMC, LLC.
•	On August 27, 2012, we acquired the inventory, equipment and intangible assets and assumed certain liabilities of Killeen Chevrolet in Killeen, Texas from Connell Chevrolet, Inc.

These acquisitions contributed revenues of $12.5 million for the nine months ended September 30, 2012.

The following unaudited pro forma summary presents consolidated information as if the above acquisitions had occurred on January 1, 2011 (in thousands, except for per share amounts):

Three Months Ended September 30,	2012	2011
Revenue	$895,813	$734,638
Income from continuing operations, net of tax	23,492	16,542
Basic income per share from continuing operations, net of tax	0.92	0.63
Diluted income per share from continuing operations, net of tax	0.91	0.62

Nine Months Ended September 30,	2012	2011
Revenue	$2,512,479	$2,003,178
Income from continuing operations, net of tax	60,987	39,848
Basic income per share from continuing operations, net of tax	2.37	1.51
Diluted income per share from continuing operations, net of tax	2.33	1.49

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

The above acquisitions were all accounted for under the acquisition method of accounting. No portion of the purchase price was paid with our equity securities. The following table summarizes the consideration paid for acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration
Cash paid, net of cash acquired	$31,376

Assets Acquired and Liabilities Assumed
Inventories	$15,648
Franchise value	2,877
Property, plant and equipment	8,484
Other assets	94
Capital lease obligations	(2,609)
Other liabilities	(279)
24,215
Goodwill	7,161
$31,376

We account for franchise value as an indefinite-lived intangible asset. We expect the full amount of the goodwill recognized to be deductible for tax purposes.

Note 14. Discontinued Operations
We classify a store as discontinued operations if the location has been sold, we have ceased operations at that location or if management has committed to a plan to dispose of the store.  Additionally, the store must meet the criteria as required by U.S. generally accepted accounting standards:
•	our management team, possessing the necessary authority, commits to a plan to sell the store;
•	the store is available for immediate sale in its present condition;
•	an active program to locate buyers and other actions that are required to sell the store are initiated;
•	a market for the store exists and we believe its sale is likely within one year;
•	active marketing of the store commences at a price that is reasonable in relation to the estimated fair market value; and
•	our management team believes it is unlikely changes will be made to the plan or the plan to dispose of the store will be withdrawn.

We reclassify the store’s operations to discontinued operations in our Consolidated Statements of Operations, on a comparable basis for all periods presented, provided we do not expect to have any significant continuing involvement in the store’s operations after its disposal.

In September 2012, we determined that two of our stores met the criteria for classification of the assets and related liabilities as held for sale. Additionally, the historical operating results for the stores were classified as discontinued operations. In 2011, we sold three stores: a Chrysler Jeep Dodge FIAT store in Concord, California; a Volkswagen store in Thornton, Colorado; and a GMC Buick and Kia store in Cedar Rapids, Iowa.

Interest expense is allocated to stores classified as discontinued operations for actual flooring interest expense directly related to the new vehicles in the stores. Interest expense related to our used vehicle inventory financing and revolving line of credit is allocated based on the working capital level of each store.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue	$14,562	$28,800	$41,465	$89,423

Pre-tax gain from discontinued operations	$256	$227	$672	$1,153
Gain (loss) on disposal activities	(397)	169	(397)	116
	(141)	396	275	1,269
Income tax benefit (expense)	45	(154)	(111)	(491)
Income (loss) from discontinued operations, net of income tax benefit (expense)	$(96)	$242	$164	$778
Cash generated from disposal activities	$-	$6,105	$2,901	$6,517
Floor plan debt paid in connection with disposal activities	$-	$-	$6,712	$-

The gain (loss) on disposal activities included the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Goodwill	$(50)	$-	$(50)	$-
Property, plant and equipment	(347)	-	(347)	-
Other	-	169	-	116
	$(397)	$169	$(397)	$116

As of September 30, 2012, we had two stores classified as held for sale. There were no stores classified as held for sale as of December 31, 2011. Assets held for sale included the following (in thousands):

September 30, 2012
Inventories	$11,671
Property, plant and equipment	3,000
$14,671

Liabilities related to assets held for sale included the following (in thousands):

September 30, 2012
Floor plan notes payable	$10,065

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

Except with respect to voting and transfer rights, the rights of the holders of our Class A and Class B common stock are identical. Our Articles of Incorporation require that the Class A and Class B common stock must share equally in any dividends, liquidation proceeds or other distribution with respect to our common stock and the Articles of Incorporation can only be amended by a vote of the shareholders. Additionally, Oregon law provides that amendments to our Articles of Incorporation, which would have the effect of adversely altering the rights, powers or preferences of a given class of stock, must be approved by the class of stock adversely affected by the proposed amendment. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. Because the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the three- and nine-month periods ended September 30, 2012 and 2011 (in thousands, except per share amounts):

Three Months Ended September 30,	2012		2011
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$20,287	$3,052	$13,976	$2,344
Distributed income applicable to common stockholders	(2,212)	(333)	(1,574)	(264)
Basic undistributed income from continuing operations applicable to common stockholders	$18,075	$2,719	$12,402	$2,080

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,139	3,330	22,427	3,762

Basic income per share from continuing operations applicable to common stockholders	$0.92	$0.92	$0.62	$0.62
Basic distributed income per share from continuing operations applicable to common stockholders	(0.10)	(0.10)	(0.07)	(0.07)
Basic undistributed income per share from continuing operations applicable to common stockholders	$0.82	$0.82	$0.55	$0.55

Three Months Ended September 30,	2012		2011
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$2,212	$333	$1,574	$264
Reallocation of distributed income as a result of conversion of dilutive stock options	6	(6)	(5)	5
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	327	-	269	-
Diluted distributed income applicable to common stockholders	$2,545	$327	$1,838	$269
Undistributed income from continuing operations applicable to common stockholders	$18,075	$2,719	$12,402	$2,080
Reallocation of undistributed income as a result of conversion of dilutive stock options	50	(50)	36	(36)
Reallocation of undistributed income due to conversion of Class B to Class A	2,669	-	2,044	-
Diluted undistributed income from continuing operations applicable to common stockholders	$20,794	$2,669	$14,482	$2,044

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	22,139	3,330	22,427	3,762
Weighted average number of shares from stock options	478	-	465	-
Conversion of Class B to Class A common shares outstanding	3,330	-	3,762	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	25,947	3,330	26,654	3,762

Diluted income per share from continuing operations applicable to common stockholders	$0.90	$0.90	$0.61	$0.61
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.10)	(0.10)	(0.07)	(0.07)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$0.80	$0.80	$0.54	$0.54

Three Months Ended September 30,	2012		2011
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	-	-	93	-

Nine Months Ended September 30,	2012		2011
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$52,072	$8,294	$33,697	$5,619
Distributed income applicable to common stockholders	(5,989)	(954)	(4,291)	(715)
Basic undistributed income from continuing operations applicable to common stockholders	$46,083	$7,340	$29,406	$4,904

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,195	3,535	22,562	3,762

Basic income per share from continuing operations applicable to common stockholders	$2.35	$2.35	$1.49	$1.49
Basic distributed income per share from continuing operations applicable to common stockholders	(0.27)	(0.27)	(0.19)	(0.19)
Basic undistributed income per share from continuing operations applicable to common stockholders	$2.08	$2.08	$1.30	$1.30

Nine Months Ended September 30,	2012		2011
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$5,989	$954	$4,291	$715
Reallocation of distributed income as a result of conversion of dilutive stock options	17	(17)	11	(11)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	937	-	704	-
Diluted distributed income applicable to common stockholders	$6,943	$937	$5,006	$704
Undistributed income from continuing operations applicable to common stockholders	$46,083	$7,340	$29,406	$4,904
Reallocation of undistributed income as a result of conversion of dilutive stock options	133	(133)	77	(77)
Reallocation of undistributed income due to conversion of Class B to Class A	7,207	-	4,827	-
Diluted undistributed income from continuing operations applicable to common stockholders	$53,423	$7,207	$34,310	$4,827

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	22,195	3,535	22,562	3,762
Weighted average number of shares from stock options	473	-	414	-
Conversion of Class B to Class A common shares outstanding	3,535	-	3,762	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,203	3,535	26,738	3,762

Diluted income per share from continuing operations applicable to common stockholders	$2.30	$2.30	$1.47	$1.47
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.27)	(0.27)	(0.19)	(0.19)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$2.03	$2.03	$1.28	$1.28

Nine Months Ended September 30,	2012		2011
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	90	-	314	-

Note 16. Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments in this accounting standard update are intended to reduce complexity and costs by allowing an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also provided additional examples of events and circumstances that an entity should consider between annual impairment tests to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The accounting standard update is intended to simplify the assessment for goodwill impairment and will not affect our consolidated financial position, results of operations, or cash flows.

In December 2011, the FASB issued an accounting standard update that requires disclosure about offsetting and related arrangements of financial instruments and derivative instruments. These disclosures enable users to understand the effect of these arrangements on financial position. The amendments in this accounting standard update are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The accounting standard update affects disclosure requirements only and will not affect our consolidated financial position, results of operations, or cash flows.

In July 2012, the FASB issued an accounting standard update that amends the accounting guidance on testing for impairment on indefinite-lived intangible assets. This amendment allows an entity to assess qualitative factors to determine the likelihood of indefinite-lived intangible asset impairments, reducing the cost and complexity of performing an impairment test. This amendment also improves consistency in impairment testing guidance for long-lived asset categories. The amendments in this accounting standard update are effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012. The accounting standard update is intended to simplify the assessment for indefinite-lived asset impairments and will not affect our consolidated financial position, results of operations, or cash flows.

Note 17. Subsequent Events

Acquisition of a Store
On October 23, 2012, we acquired the inventory, equipment, real estate and intangible assets of, and assumed certain liabilities related to, Bitterroot Toyota of Missoula, Montana from Bitterroot Motors, Inc. This store generated approximately $56.3 million in revenues for the full year of 2011. We paid a purchase price of $13.3 million in cash. As of October 26, 2012, the initial accounting for determining the acquisition-date fair value for each major class of assets acquired, including goodwill, and liabilities assumed was not yet complete.

Disposal of Stores
In October 2012, we disposed of the Lithia Chrysler Jeep Dodge of Renton and Lithia Hyundai of Renton stores in Renton, Washington. The disposal generated cash of approximately $3.7 million.

Common Stock Dividend
On October 24, 2012, our Board of Directors approved a dividend of $0.10 per share on our Class A and Class B Common stock related to our third quarter 2012 financial results. The dividend will total approximately $2.6 million and will be paid on November 23, 2012 to shareholders of record on November 9, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors
Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Important factors that could cause actual results to differ from our expectations are discussed in Part II - Other Information, Item 1A. in this Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission.

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

Overview
We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of October 26, 2012, we offered 29 brands of new vehicles and all brands of used vehicles in 86 stores in the United States and online at Lithia.com. We sell new and used cars and light trucks and replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance.

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

Results of Continuing Operations
For the three months ended September 30, 2012 and 2011, we reported income from continuing operations, net of tax, of $23.3 million, or $0.90 per diluted share, and $16.3 million, or $0.61 per diluted share, respectively.

For the nine months ended September 30, 2012 and 2011, we reported income from continuing operations, net of tax, of $60.4 million, or $2.30 per diluted share, and $39.3 million, or $1.47 per diluted share, respectively.

Discontinued Operations
Results for sold or closed stores qualifying for reclassification under the applicable accounting guidance are presented as discontinued operations in our Consolidated Statements of Operations. As a result, our results from continuing operations are presented on a comparable basis for all periods.

The income (loss) from discontinued operations for the three months ended September 30, 2012 and 2011 totaled ($96,000) and $242,000, respectively, and for the nine months ended September 30, 2012 and 2011 totaled $164,000 and $778,000, respectively. See Note 14 of the Condensed Notes to Consolidated Financial Statements for additional information.

Key Performance Metrics
Key performance metrics for revenue and gross profit were as follows for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

Three months ended September 30, 2012	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$496,365	55.9%	$35,611	7.2%	24.7%
Used vehicle retail	230,278	25.9	33,543	14.6	23.3
Used vehicle wholesale	35,419	4.0	(27)	(0.1)	(0.1)
Finance and insurance(1)	31,088	3.5	31,088	100.0	21.6
Service, body and parts	90,626	10.2	43,760	48.3	30.3
Fleet and other	4,597	0.5	249	5.4	0.2
	$888,373	100.0%	$144,224	16.2%	100.0%

Three months ended September 30, 2011	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$377,860	52.8%	$29,365	7.8%	24.4%
Used vehicle retail	184,632	25.8	26,730	14.5	22.2
Used vehicle wholesale	35,597	5.1	(66)	(0.2)	0.0
Finance and insurance(1)	22,423	3.1	22,423	100.0	18.6
Service, body and parts	84,592	11.8	41,114	48.6	34.2
Fleet and other	10,111	1.4	669	6.6	0.6
	$715,215	100.0%	$120,235	16.8%	100.0%

Nine months ended September 30, 2012	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,355,463	54.9%	$100,439	7.4%	24.7%
Used vehicle retail	632,361	25.6	93,240	14.7	23.0
Used vehicle wholesale	104,663	4.3	665	0.6	0.1
Finance and insurance(1)	83,440	3.4	83,440	100.0	20.6
Service, body and parts	262,589	10.6	127,044	48.4	31.3
Fleet and other	28,971	1.2	1,038	3.6	0.3
	$2,467,487	100.0%	$405,866	16.4%	100.0%

Nine months ended September 30, 2011	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,015,872	52.1%	$79,110	7.8%	23.6%
Used vehicle retail	512,006	26.3	75,810	14.8	22.6
Used vehicle wholesale	93,800	4.7	596	0.6	0.3
Finance and insurance(1)	61,915	3.2	61,915	100.0	18.5
Service, body and parts	236,216	12.1	115,043	48.7	34.3
Fleet and other	30,408	1.6	2,481	8.2	0.7
	$1,950,217	100.0%	$334,955	17.2%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data
We believe that same store comparisons are a key indicator of our financial performance. Same store metrics demonstrate our ability to profitably grow our revenue in our existing locations. As a result, same store comparisons have been integrated into the discussion below.

A same store metric represents stores that were operating during the three- and nine-month periods ended September 30, 2012, and only includes the months when operations occur in both comparable periods. For example, a store acquired in August 2011 would be included in same store operating data beginning in September 2012, after its first full complete comparable month of operation, and operating results for same store comparisons would include only the period of September for each comparable periods.

New Vehicle Revenues
	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2012	2011	(Decrease)	(Decrease)
Reported
Revenue	$496,365	$377,860	$118,505	31.4%
Retail units sold	14,923	11,262	3,661	32.5
Average selling price per retail unit	$33,262	$33,552	$(290)	(0.9)

Same store
Revenue	$484,527	$372,858	$111,669	29.9%
Retail units sold	14,528	11,106	3,422	30.8
Average selling price per retail unit	$33,351	$33,573	$(222)	(0.7)

	Nine Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2012	2011	Increase	Increase
Reported
Revenue	$1,355,463	$1,015,872	$339,591	33.4%
Retail units sold	41,217	31,097	10,120	32.5
Average selling price per retail unit	$32,886	$32,668	$218	0.7

Same store
Revenue	$1,294,861	$998,609	$296,252	29.7%
Retail units sold	39,517	30,568	8,949	29.3
Average selling price per retail unit	$32,767	$32,668	$99	0.3

New vehicle sales in the third quarter of 2012 improved compared to the third quarter of 2011. Demand for new vehicles continued to be strong as same store sales volume increased 30.8% and 29.3%, respectively, in the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011.

The number of new vehicles sold in the United States during the first nine months of 2012 increased approximately 14.5% over 2011, explaining the increase in new vehicle sales volumes. In addition to the overall market recovery, we have increased our share of vehicle sales in several of our markets. Growth in our domestic and import brand sales have outpaced the growth experienced nationally. Our domestic brand same store sales grew 19.1% and 27.3%, respectively, for the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011. Same store sales for import brands grew 51.6% and 36.8%, respectively, for the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011. Certain of our markets have seen an increase in local market sales volumes exceeding the national average. We remain focused on increasing our share of overall new vehicle sales within our markets and continue to have an operational objective of increasing market share.

Used Vehicle Retail Revenues
	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2012	2011	(Decrease)	(Decrease)
Reported
Retail revenue	$230,278	$184,632	$45,646	24.7%
Retail units sold	13,320	10,567	2,753	26.1
Average selling price per retail unit	$17,288	$17,473	$(185)	(1.1)

Same store
Retail revenue	$223,890	$180,691	$43,199	23.9%
Retail units sold	12,926	10,345	2,581	24.9
Average selling price per retail unit	$17,321	$17,467	$(146)	(0.8)

	Nine Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2012	2011	Increase	Increase
Reported
Retail revenue	$632,361	$512,006	$120,355	23.5%
Retail units sold	36,286	29,750	6,536	22.0
Average selling price per retail unit	$17,427	$17,210	$217	1.3

Same store
Retail revenue	$606,556	$500,671	$105,885	21.1%
Retail units sold	34,864	29,134	5,730	19.7
Average selling price per retail unit	$17,398	$17,185	$213	1.2

Used vehicle retail sales continue to be a strategic focus as we strive for organic growth and respond to potential supply constraints in used vehicles as a result of the lower new vehicle sales in 2008, 2009 and 2010. Our strategy is to offer three categories of used vehicles: manufacturer certified pre-owned used vehicles; late model, lower-mileage vehicles; and value autos, vehicles with over 80,000 miles.

During the three- and nine-month periods ended September 30, 2012, sales increased in all three categories of used vehicles compared to the same periods of 2011.
•
Same store unit sales for manufacturer certified pre-owned used vehicles increased 33.6% and 24.6%, respectively, for the three- and nine-month periods ended September 30, 2012. This category has higher average sale prices and experiences a lower gross margin than the other categories.

•
Same store unit sales for the late model, lower mileage vehicle category increased 12.7% and 11.2%, respectively, for the three- and nine-month periods ended September 30, 2012. Our performance in this category is still below management’s expectation and we continue to focus on improving our results.

•
Same store unit sales for the value auto category increased 48.6% and 36.9%, respectively, for the three- and nine-month periods ended September 30, 2012. Value auto vehicles have lower average selling prices and experience a higher gross margin than our other used vehicle categories. Additionally, value autos provide an organic opportunity to convert vehicles acquired via trade-in to retail used vehicle sales.

Our retail used to new vehicle sales ratio was 0.9:1 for the three-month period ended September 30, 2012 and for the same period in 2011. For the nine-month periods ended September 30, 2012 and 2011, our retail used to new vehicle sales ratio was 0.9:1 and 1.0:1, respectively. On average, for the third quarter of 2012, each of our stores currently sells approximately 52 retail used vehicle units per month and we target increasing sales to 60 units per month. Our goal continues to be a retail used to new ratio of 1.0:1.

Used Vehicle Wholesale Revenues
	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2012	2011	(Decrease)	(Decrease)
Reported
Wholesale revenue	$35,419	$35,597	$(178)	(0.5)%
Wholesale units sold	5,173	4,452	721	16.2
Average selling price per wholesale unit	$6,847	$7,996	$(1,149)	(14.4)

Same store
Wholesale revenue	$34,566	$34,269	$297	0.9%
Wholesale units sold	5,054	4,329	725	16.7
Average selling price per wholesale unit	$6,839	$7,916	$(1,077)	(13.6)

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2012	2011	(Decrease)	(Decrease)
Reported
Wholesale revenue	$104,663	$93,800	$10,863	11.6%
Wholesale units sold	14,206	11,834	2,372	20.0
Average selling price per wholesale unit	$7,368	$7,926	$(558)	(7.0)

Same store
Wholesale revenue	$100,180	$90,726	$9,454	10.4%
Wholesale units sold	13,682	11,556	2,126	18.4
Average selling price per wholesale unit	$7,322	$7,851	$(529)	(6.7)

Wholesale transactions are used vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicle sales are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance
	Three Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2012	2011	Increase	Increase
Reported
Revenue	$31,088	$22,423	$8,665	38.6%

Revenue per retail unit
Finance reserves	$429	$397	$32	8.1%
Maintenance contracts	549	517	32	6.2
Insurance and other	123	113	10	8.8
Revenue per retail unit	$1,101	$1,027	$74	7.2%

Same store
Revenue	$29,430	$21,585	$7,845	36.3%

Revenue per retail unit
Finance reserves	$416	$393	$23	5.9%
Maintenance contracts	540	507	33	6.5
Insurance and other	116	106	10	9.4
Revenue per retail unit	$1,072	$1,006	$66	6.6%

	Nine Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2012	2011	Increase	Increase
Reported
Revenue	$83,440	$61,915	$21,525	34.8%

Revenue per retail unit
Finance reserves	$412	$381	$31	8.1%
Maintenance contracts	545	528	17	3.2
Insurance and other	120	109	11	10.1
Revenue per retail unit	$1,077	$1,018	$59	5.8%

Same store
Revenue	$79,316	$59,519	$19,797	33.3%

Revenue per retail unit
Finance reserves	$406	$377	$29	7.7%
Maintenance contracts	546	518	28	5.4
Insurance and other	114	102	12	11.8
Revenue per retail unit	$1,066	$997	$69	6.9%

The increases in finance and insurance sales were driven by increased vehicle sales volume in the three- and nine-month periods ended September 30, 2012 compared to the same periods of 2011. We continue to see the availability of consumer credit expand with lenders increasing the loan-to-value amount available to most customers. These shifts afford us the opportunity to sell additional or more comprehensive products, while remaining within a loan-to-value framework acceptable to our retail customer lenders. Additionally, we continue to diversify our product offerings and seek more accommodating financing terms.

Penetration rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Finance and insurance	76%	73%	75%	72%
Service contracts	41	41	41	41
Lifetime oil change and filter	35	36	36	37

Service, Body and Parts Revenue
	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2012	2011	(Decrease)	(Decrease)
Reported
Customer pay	$51,827	$48,460	$3,367	6.9%
Warranty	13,687	13,819	(132)	(1.0)
Wholesale parts	16,402	14,919	1,483	9.9
Body shop	8,710	7,394	1,316	17.8
Total service, body and parts	$90,626	$84,592	$6,034	7.1%

Same store
Customer pay	$50,402	$47,642	$2,760	5.8%
Warranty	13,295	13,519	(224)	(1.7)
Wholesale parts	16,035	14,775	1,260	8.5
Body shop	8,710	7,394	1,316	17.8
Total service, body and parts	$88,442	$83,330	$5,112	6.1%

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2012	2011	(Decrease)	(Decrease)
Reported
Customer pay	$148,774	$132,085	$16,689	12.6%
Warranty	39,690	40,257	(567)	(1.4)
Wholesale parts	48,630	41,778	6,852	16.4
Body shop	25,495	22,096	3,399	15.4
Total service, body and parts	$262,589	$236,216	$26,373	11.2%

Same store
Customer pay	$138,027	$129,115	$8,912	6.9%
Warranty	36,271	38,952	(2,681)	(6.9)
Wholesale parts	45,527	41,215	4,312	10.5
Body shop	25,490	22,096	3,394	15.4
Total service, body and parts	$245,315	$231,378	$13,937	6.0%

Our service, body and parts business continued to experience overall growth in the third quarter of 2012. We increased our same store customer pay business 5.8% and 6.9% in the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011 as we focused on retaining customers through competitively-priced routine maintenance offerings and increased marketing efforts.

Warranty work decreased 1.7% and 6.9% on a same store sales basis for the three and nine months ended September 30, 2012 compared to the same periods in 2011. Domestic brand warranty work decreased by 5.2% and 6.2%, respectively, while import/luxury warranty work increased by 1.4% and decreased by 7.4%, respectively, in the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011. Warranty work continues to be impacted by declining units in operation from 2008, 2009 and 2010, as well as the increased warranty work in 2011 associated with the Toyota recalls.

Our wholesale parts and body shop sales grew 8.5% and 17.8%, respectively, in the third quarter of 2012, and 10.5% and 15.4%, respectively, in the first nine months of 2012, on a same store basis compared to the same periods in 2011. These categories allow for incremental organic growth. As both wholesale parts and body shop margins are lower than service work, we expect gross margins may modestly decline as these areas of the business comprise a larger portion of the total.

Gross Profit
Gross profit increased $24.0 million and $70.9 million in the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011 due to increased revenues, partially offset by declines in our overall gross profit margin.

Our gross profit margin by business line was as follows:
	Three Months Ended September 30,		Basis Point Change*
	2012	2011
New vehicle	7.2%	7.8%	(60	) bp
Used vehicle retail	14.6	14.5	10
Used vehicle wholesale	(0.1)	(0.2)	10
Finance and insurance	100.0	100.0	-
Service, body and parts	48.3	48.6	(30)
Fleet and other	5.4	6.6	(120)
Overall	16.2%	16.8%	(60)

	Nine Months Ended September 30,		Basis Point Change*
	2012	2011
New vehicle	7.4%	7.8%	(40	) bp
Used vehicle retail	14.7	14.8	(10)
Used vehicle wholesale	0.6	0.6	-
Finance and insurance	100.0	100.0	-
Service, body and parts	48.4	48.7	(30)
Fleet and other	3.6	8.2	(460)
Overall	16.4%	17.2%	(80)

*	One basis point is equal to 1/100th of one percent.

New vehicle margins decreased during the three and nine months ended September 30, 2012 compared to the same periods of 2011. This decrease, especially in the third quarter, was due to a shift in vehicles sales mix toward import franchises which had lower than typical margins in 2012 as we priced vehicles to gain market share. Used vehicle retail margins have shifted slightly in 2012. Gross margin for used vehicle retail is mainly affected by a shifting mix of vehicles sold because value autos have a higher gross margin while certified pre-owned vehicles have a lower gross margin. Both categories of used vehicles experienced strong growth in the first nine months of 2012, essentially offsetting each other. Service, body and parts margins decreased as our wholesale parts and body shop revenue growth continued, each of which achieve lower margins than other portions of our service, body and parts business. We believe our “single-point” strategy of maintaining franchise exclusivity within the markets we serve protects profitability and supports higher overall margin levels.

Asset Impairment Charges
Long-lived assets classified as held and used by us and definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable.

Asset impairments recorded as a component of continuing operations consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Long-lived assets	$-	$-	$115	$872

In the first nine months of 2012 and 2011, we recorded impairment charges associated with certain properties.  As the expected future use of these facilities changed, the long-lived assets were tested for recoverability. As a result, we determined the carrying value exceeded the fair value of these properties. As additional market information becomes available and negotiations with prospective buyers continue, estimated fair values of our properties may change. These changes may result in the recognition of additional asset impairment charges in future periods.

Selling, General and Administrative Expense (“SG&A”)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended September 30,			%
(Dollars in thousands)	2012	2011	Increase	Increase
Personnel	$62,919	$54,658	$8,261	15.1%
Advertising	8,950	6,282	2,668	42.5
Rent	3,869	3,504	365	10.4
Facility costs	6,102	5,749	353	6.1
Other	14,540	14,167	373	2.6
Total SG&A	$96,380	$84,360	$12,020	14.2%

	Nine Months Ended September 30,			%
(Dollars in thousands)	2012	2011	Increase	Increase
Personnel	$183,710	$157,014	$26,696	17.0%
Advertising	23,220	17,867	5,353	30.0
Rent	12,050	9,889	2,161	21.9
Facility costs	18,160	17,716	444	2.5
Other	43,152	38,051	5,101	13.4
Total SG&A	$280,292	$240,537	$39,755	16.5%

SG&A expense increased $12.0 million and $39.8 million, respectively, in the three- and nine-month periods ended September 30, 2012 compared to the same periods in 2011. These changes were primarily driven by increased variable costs associated with improved sales, offset by a continued focus to reduce or maintain fixed costs and effectively manage variable costs.

SG&A as a percentage of gross profit was 66.8% compared to 70.2%, respectively, for the three months ended September 30, 2012 and 2011 and was 69.1% compared to 71.8%, respectively, for the nine months ended September 30, 2012 and 2011. We target SG&A as a percentage of gross profit in the high 60% to low 70% range depending on sales volumes.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A expense.

	Three Months Ended September 30,			% of Change in
(Dollars in thousands)	2012	2011	Change	Gross Profit
Gross profit	$144,224	$120,235	$23,989	100.0%
SG&A expense	(96,380)	(84,360)	(12,020)	(50.1)
Throughput contribution			$11,969	49.9%

	Three Months Ended September 30,			% of Change in
(Dollars in thousands)	2011	2010	Change	Gross Profit
Gross profit	$120,235	$99,835	$20,400	100.0%
SG&A expense	(84,360)	(73,139)	(11,221)	(55.0)
Throughput contribution			$9,179	45.0%

	Nine Months Ended September 30,			% of Change in
(Dollars in thousands)	2012	2011	Change	Gross Profit
Gross profit	$405,866	$334,955	$70,911	100.0%
SG&A expense	(280,292)	(240,537)	(39,755)	(56.1)
Throughput contribution			$31,156	43.9%

	Nine Months Ended September 30,			% of Change in
(Dollars in thousands)	2011	2010	Change	Gross Profit
Gross profit	$334,955	$272,684	$62,271	100.0%
SG&A expense	(240,537)	(210,974)	(29,563)	(47.5)
Throughput contribution			$32,708	52.5%

Throughput contributions for newly opened or acquired stores are on a ”first dollar” basis for the first twelve months of operations. We acquired four stores and opened one new store since the third quarter of 2011 and, adjusting for these locations, our throughput contribution on a same store basis was 55.2% and 51.7% for the three- and nine-month periods ended September 30, 2012, respectively, compared to the same periods of 2011. We continue to target a same store throughput contribution of approximately 50%.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or betterments, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended September 30,			%
(Dollars in thousands)	2012	2011	Increase	Increase
Depreciation and amortization	$4,381	$4,129	$252	6.1%

	Nine Months Ended September 30,			%
(Dollars in thousands)	2012	2011	Increase	Increase
Depreciation and amortization	$12,777	$12,372	$405	3.3%

Depreciation and amortization for the three- and nine-months ended September 30, 2012 increased compared to the same periods of 2011 due to increased capital expenditures of $12.0 million in 2012 compared to 2011.  These expenditures were for the improvement of store facilities, purchases of new store locations, replacement of equipment and construction of a new headquarters building.

Operating Income
Operating income in the three- and nine-month periods ended September 30, 2012 was 4.9% and 4.6% of revenue, respectively, compared to 4.4% and 4.2%, respectively, in the comparable periods of 2011. These improvements were primarily due to improved sales and continued cost control.

Floor Plan Interest Expense and Floor Plan Assistance
Floor plan interest expense increased $1.4 million and $1.7 million, respectively in the three- and nine-month periods ended September 30, 2012 compared to the same periods of 2011. These increases are related to increased volume of new vehicle inventory.

Floor plan assistance is provided by manufacturers to support store financing of new vehicle inventory. Under accounting standards, floor plan assistance is recorded as a component of new vehicle gross profit when the specific vehicle is sold. However, because manufacturers provide this assistance to offset inventory carrying costs, we believe a comparison of floor plan interest expense to floor plan assistance is a useful measure of the efficiency of our new vehicle sales relative to stocking levels.

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended September 30,			%
(Dollars in thousands)	2012	2011	Change	Change
Floor plan interest expense (new vehicles)	$3,397	$1,977	$1,420	71.8%
Floor plan assistance (included as an offset to cost of sales)	(4,401)	(3,426)	975	28.5
Net new vehicle carrying costs	$(1,004)	$(1,449)	$(445)	(30.7)%

	Nine Months Ended September 30,			%
(Dollars in thousands)	2012	2011	Change	Change
Floor plan interest expense (new vehicles)	$9,402	$7,723	$1,679	21.7%
Floor plan assistance (included as an offset to cost of sales)	(12,231)	(9,316)	2,915	31.3
Net new vehicle carrying costs	$(2,829)	$(1,593)	$1,236	77.6%

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle credit facility.

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2012	2011	(Decrease)	(Decrease)
Mortgage interest	$1,869	$2,712	$(843)	(31.1)%
Other interest	325	399	(74)	(18.5)
Capitalized interest	(63)	(44)	19	43.2
Total other interest expense	$2,131	$3,067	$(936)	(30.5)%

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2012	2011	(Decrease)	(Decrease)
Mortgage interest	$6,330	$8,339	$(2,009)	(24.1)%
Other interest	1,323	1,107	216	19.5
Capitalized interest	(255)	(93)	162	174.2
Total other interest expense	$7,398	$9,353	$(1,955)	(20.9)%

For the three- and nine-month periods ended September 30, 2012 compared to the same periods of 2011, other interest expense decreased $0.9 million and $2.0 million, respectively, primarily due to decreases in outstanding real estate mortgage debt as we retired approximately $34.9 million in mortgages in 2012. This decrease was offset by higher volumes of borrowing on our credit facility.

Other Income, Net
Other income, net primarily includes interest income and, beginning in 2012, the gains related to an equity investment. Other income, net was $0.5 million and $0.2 million for the three-month periods ended September 30, 2012 and 2011, respectively, and $1.8 million and $0.5 million for the nine-month periods ended September 30, 2012 and 2011, respectively. Gains related to our equity investment accounted for $0.6 million of other income recorded in the first nine months of 2012.

Income Tax Expense
Our effective income tax rate was 39.2% and 38.2%, respectively, for the three- and nine-month periods ended September 30, 2012, compared to 39.4% and 39.1%, respectively, in the comparable periods of 2011. For the full year 2012, we anticipate our income tax rate to be approximately 38.4%.

Non-GAAP Reconciliations
We believe each of the non-GAAP financial measures below improves the transparency of our disclosures, provides a meaningful presentation of our results from the core business operations excluding adjustments for items not related to our ongoing core business operations or other non-cash adjustments, and improves the period-to-period comparability of our results from the core business operations. Our management uses these measures in conjunction with GAAP financial measures as part of our assessment of our business, including our compliance with covenants in our credit facility and in communications with our board of directors concerning financial performance. These measures should not be considered an alternative to GAAP measures.

The following tables reconcile certain reported GAAP amounts per the Consolidated Statements of Operations to the comparable non-GAAP amounts (dollars in thousands, except per share amounts) for the nine months ended September 30, 2012:

	Nine Months Ended September 30, 2012
	As reported	Asset impairment and disposal gain	Equity investment	Tax attribute	Adjusted
Asset impairments	$115	$(115)	$-	$-	$-
Selling, general and administrative	$280,292	$739	$-	$-	$281,031

Operating income	$112,682	$(624)	$-	$-	$112,058

Other income, net	$1,771	$-	$(244)	$-	$1,527

Income from continuing operations before income taxes	$97,653	$(624)	$(244)	$-	$96,785
Income tax provision	(37,287)	244	95	(1,072)	(38,020)
Income from continuing operations, net of income tax	$60,366	$(380)	$(149)	$(1,072)	$58,765

Diluted income (loss) per share from continuing operations	$2.30	$(0.01)	$(0.01)	$(0.04)	$2.24
Diluted share count	26,203

	Nine Months Ended September 30, 2011
	As reported	Asset impairment and disposal gain	Adjusted
Asset impairments	$872	$(872)	$-

Selling, general and administrative	$240,537	$580	$241,117
Operating income	$81,174	$292	$81,466

Income from continuing operations before income taxes	$64,560	$292	$64,852
Income tax provision	(25,244)	(116)	(25,360)
Income from continuing operations, net of income tax	$39,316	$176	$39,492

Diluted income per share from continuing operations	$1.47	$0.01	$1.48
Diluted share count	26,738

Liquidity and Capital Resources
We manage our liquidity and capital resources to fund future capital expenditures, working capital requirements and contractual obligations. Additionally, we use capital resources to fund cash dividend payments, share repurchases and acquisitions.

Available Sources
We have relied primarily on cash flows from operations, borrowings under our credit agreements, financing of real estate and the proceeds from equity and debt offerings to finance operations and expansion. Based on these factors and our normal operational cash flow, we believe we have sufficient availability to accommodate both our short- and long-term capital needs.

Below is a summary and discussion of our available funds (in thousands):

	As of September 30, 2012	As of December 31, 2011	Increase (Decrease)	% Increase (Decrease)
Cash and cash equivalents	$19,757	$20,851	$(1,094)	(5.2)%
Available credit on the revolving line of credit	29,016	10,449	18,567	177.7
Unfinanced new vehicles	-	65,857	(65,857)	(100.0)
Total available funds	$48,773	$97,157	$(48,384)	(49.8)%

Historically, we have raised capital through the sale of assets, sale of stores, issuance of stock and the issuance of debt. We may strategically use excess cash to reduce the amount of debt outstanding when appropriate. During the nine months ended September 30, 2012, we raised funds of $23.1 million from the sale of assets and stores and the issuance of long-term debt (primarily related to the financing of certain real estate). These funds were used to acquire additional stores and make unscheduled debt repayments of $68.7 million, resulting in a net cash usage of $45.6 million. During the nine months ended September 30, 2011, we used proceeds from the sale of assets and stores and the issuance of long-term debt of $40.4 million to acquire additional stores and repay outstanding debt of $87.1 million, resulting in a net cash usage of $46.7 million.

We have the ability to raise funds through the financing of owned real estate. As of September 30, 2012, we had a book value of $114.6 million in unfinanced owned real estate. Assuming we can obtain financing on 75% of this value, we estimate we could obtain additional funds of approximately $86.0 million; however, no assurances can be provided that this capital source will be available in sufficient amounts or with terms acceptable to us.

While we have no immediate plans to access such funds, we have an effective shelf registration statement with the SEC that allows us to offer for sale, from time to time and as the capital markets permit, up to $100 million in various forms of debt or equity securities.

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

	Outstanding as of September 30, 2012	Remaining Available as of September 30, 2012
New vehicle floor plan commitment	$489,935	$-	(1),(4)
Floor plan notes payable	14,073	-
Used vehicle inventory financing facility	77,948	-	(3)
Revolving line of credit	17,883	29,016	(2),(3)
Real estate mortgages	168,027	-
Other debt	5,371	-
Liabilities associated with assets held for sale	10,065		(4)
Total debt	$783,302	$29,016

(1)	We have a $500 million new vehicle floor plan commitment as part of our credit facility.
(2)	Available credit reduced by $3.1 million for outstanding letters of credit.
(3)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(4)	An additional $10.1 million of floor plan notes payable outstanding on our new vehicle floor plan commitment is recorded as liabilities related to assets held for sale.

Credit Facility
On April 17, 2012, we executed a new five-year $650 million credit facility with a syndicate of 10 financial institutions, including four manufacturer-affiliated finance companies. This credit facility provides a $500 million new vehicle floor plan commitment, $100 million in used vehicle inventory financing and a $50 million revolving line of credit for general corporate use including working capital and acquisitions. This credit facility may be expanded to $800 million total availability. All borrowings from, and repayments to, our syndicated lending group are presented in the Consolidated Statements of Cash Flows as financing activities. The interest rate on the credit facility varies based on the type of debt with the rate ranging from the 1-month LIBOR plus 1.50% to the 1-month LIBOR plus 2.50%. Our financial covenants related to this credit facility include maintaining a current ratio of not less than 1.20x, a fixed charge coverage ratio of not less than 1.20x and a leverage ratio of not more than 5.0x. As of September 30, 2012, $489.9 million was outstanding on our new vehicle floor plan commitment, $77.9 million was outstanding on our used vehicle inventory financing facility and $17.9 million was outstanding on our revolving line of credit. An additional $10.1 million of outstanding floor plan notes payable was classified as liabilities related to assets held for sale associated with our two Renton, Washington stores.

New Vehicle Floor Plan Lines
We finance substantially all of our new vehicles through the new vehicle floor plan commitment component of our credit facility. We also have additional floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners.  All borrowings from, and repayments to, our syndicated lending group are presented in the Consolidated Statements of Cash Flows as financing activities. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities on the Consolidated Statements of Cash Flows.

The interest rate associated with our new vehicle line, excluding the effects of our interest rate swaps, was 1.7% at September 30, 2012.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate and leasehold improvements. Interest rates related to this debt ranged from 3.0% to 5.9% at September 30, 2012. The mortgages are payable in various installments through May 2031. Total mortgages outstanding decreased $26.4 million since December 31, 2011 to $168.0 million as of September 30, 2012. Additionally, in the nine-months ended September 30, 2012, we reduced our overall average interest rate on fixed rate mortgages by 180 bps and extended certain maturity dates such that our first mortgage maturity is in 2016. We also have been modifying our mortgage portfolio to fix the interest rates on a greater percentage of the loans. As of September 30, 2012, we had fixed interest rates on 60% of our outstanding mortgages.

Our other debt includes various notes, capital leases and obligations assumed as a result of acquisitions and other agreements and had interest rates that ranged from 2.0% to 9.0% at September 30, 2012. This debt, which totaled $5.4 million at September 30, 2012, is due in various installments through May 2019.

Debt Covenants
Under the terms of our credit facility and other debt agreements, we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table. As of September 30, 2012, our debt covenant ratios under this agreement are as follows:

Debt Covenant Ratio	Requirement	As of September 30, 2012
Current ratio	Not less than 1.20 to 1	1.35 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	1.95 to 1
Leverage ratio	Not more than 5.00 to 1	2.11 to 1
Funded debt restriction	Not to exceed $375 million	$173.4 million

We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

If we do not meet the financial and restrictive covenants and are unable to remediate or cure the condition or obtain a waiver from our lenders, a breach would give rise to remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. We also would trigger cross-defaults under other debt agreements.

Inventories
We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. As of September 30, 2012, our new vehicle days supply was 75, or nine days higher than our days supply as of September 30, 2011. The increase in our 2012 new vehicle inventory levels is partly related to building a cushion of certain truck models prior to manufacturer planned platform changes, when production is halted and additional vehicles will not be available for several months. Our days supply of used vehicles was 50 days as of September 30, 2012, or three days lower than our days supply level as of September 30, 2011. We have continued to focus on managing our mix and maintaining an appropriate level of used vehicle inventory.

Capital Expenditures
We anticipate approximately $67 million in capital expenditures for all of 2012. This amount is associated with improvements to, and purchases of, store facilities, replacement of equipment and the relocation to a new headquarters building.

Capital expenditures were $35.0 million and $23.0 million for the nine months ended September 30, 2012 and 2011, respectively. The increase in capital expenditures in 2012 compared to the same period of 2011 was related to improvements at store facilities, the purchase of new store locations, replacement of equipment and construction of a new headquarters building.

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

In the event we undertake a significant capital commitment in the future, we expect to pay for the commitment out of existing cash balances, construction financing and borrowings on our credit facility. Upon completion of the projects, we would anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended, although no assurances can be provided that these financings will be available to us in sufficient amounts or on terms acceptable to us.

Dividends
In the first nine months of 2012, we paid dividends on our Class A and Class B common stock totaling $6.9 million. In addition, our Board of Directors approved a dividend of $0.10 per share on our Class A and Class B common stock related to our third quarter 2012 financial results. The dividend will total approximately $2.6 million and will be paid on November 23, 2012 to shareholders of record on November 9, 2012.

Share Repurchase Program
In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. On July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. We did not repurchase any shares of our Class A common stock during the third quarter of 2012. Through September 30, 2012, we have purchased 1,120,147 shares under this program at an average price of $22.12 per share. At September 30, 2012, 1,879,853 shares remained available for repurchase. This plan does not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Except as disclosed in Note 5 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, there have been no new proceedings or material changes to previously disclosed proceedings in our Annual Report on Form 10-K for the year ended December 31, 2011. The information in this Form 10-Q should be read in conjunction with the legal proceedings disclosed in that report, which was filed with the Securities and Exchange Commission on February 24, 2012.

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

Date: October 26, 2012	LITHIA MOTORS, INC.

By:	/s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ John F. North III
John F. North III
Vice President and
Corporate Controller
(Principal Accounting Officer)