Form 10-K
period 2012-12-31
LITHIA MOTORS INC
filed 2013-02-22
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549
FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2012
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

541-776-6401
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $503,888,000 computed by reference to the last sales price ($23.05) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2012).

The number of shares outstanding of the Registrant’s common stock as of February 22, 2013 was: Class A: 22,946,314 shares and Class B: 2,762,261 shares.

Documents Incorporated by Reference
The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2013 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.
2012 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

Forward-Looking Statements
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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events that depend on circumstances that may or may not occur in the future. While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results of operations, financial condition and liquidity and development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements in this Form 10-K. You should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made.  We assume no obligation to update or revise any forward-looking statement.

Overview
We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of February 22, 2013, we offered 27 brands of new vehicles and all brands of used vehicles in 87 stores in the United States and online at Lithia.com. We sell new and used cars and trucks and replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance.

Our dealerships are primarily located throughout the Western and Midwestern regions of the United States. We target mid-sized regional markets for domestic and import franchises and metropolitan markets for luxury franchises. We believe this strategy enables brand exclusivity with insulation from competition with the same franchise in the market.

The following table sets forth information about stores that were part of our continuing operations as of December 31, 2012:

State	Number of Stores	Percent of 2012 Revenue
Texas	15	25%
Oregon	19	20
California	11	10
Montana	8	9
Washington	7	8
Alaska	7	8
Idaho	5	5
Iowa	5	5
Nevada	4	5
North Dakota	3	3
New Mexico	3	2
Total	87	100%

Business Strategy and Operations
Our mission statement is: “Driven by our employees and preferred by our customers, Lithia is the leading automotive retailer in each of our markets.” We offer customers personal, convenient, flexible hometown service combined with the large company advantages of selection, competitive pricing, broad access to financing, consistent service, competence and guarantees. We strive for diversification in our products, services, brands and geographic locations to insulate us from market risk and to maintain profitability. We have developed a centralized support structure to reduce store level administrative functions. This allows store personnel to focus on providing a positive customer experience. With our management information systems and centrally-performed administrative functions in Medford, Oregon, we seek to gain economies of scale from our dealership network.

Our overall strategy is to target mid-sized and rural markets for domestic and import brands and metropolitan markets for luxury brands. We offer a variety of luxury, import and domestic new vehicle brands and models, reducing our dependence on any one manufacturer and our susceptibility to changing consumer preferences. Encompassing economy and luxury cars, sports utility vehicles (SUVs), crossovers, minivans and trucks, we believe our brand mix is well-suited to what customers demand in the markets we serve. Our new vehicle unit mix of 53% domestic, 37% import and 10% luxury aligns similarly with national market share.

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

During 2012, we continued to focus on the following areas to achieve our mission:
●	increasing revenues in all business lines;
●	capturing a greater percentage of overall new vehicle sales in our local markets;
●	increasing sales of manufacturer certified pre-owned used vehicles; late model, lower-mileage vehicles; and value autos to reach additional customers;
●	leveraging our cost structure as vehicle sales increase while maintaining fixed costs;
●	diversifying our franchise mix through acquisitions;
●	increasing our return to investors through dividends and strategic share buy backs;
●	utilizing prudent cash management, including investing capital to produce accretive returns; and
●	reducing our exposure to pending debt maturities by renewing and extending debt instruments.

We believe our cost structure is aligned with current industry sales levels and is positioned to be leveraged if vehicle sales levels continue to improve. Our selling, general and administrative (“SG&A”) expense as a percentage of gross profit improved to 69.3% in 2012 compared to 71.1% in 2011. The 2011 results included a $6.3 million gain on the sale of property in California. Adjusting for this gain and other pro forma items in both 2012 and 2011, our adjusted SG&A expense as a percentage of gross profit in 2012 was 69.4%, compared to 72.5% in 2011.

We also measure the leverage of our cost structure by evaluating throughput, which is calculated as the incremental percentage of gross profit retained after deducting SG&A expense. For the years ended December 31, 2012 and 2011, our incremental throughput was 39.3% and 60.5%, respectively. Adjusting for the gain on the sale of property in California and other pro forma items, our adjusted throughput in 2012 was 45.3% and in 2011 was 51.1%. See Non-GAAP Reconciliations of Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding pro forma SG&A expense.

Throughput contributions for newly opened or acquired stores are on a ”first-dollar” basis for the first twelve months of operations and reduce overall throughput performance. In 2012, we acquired four stores and opened two new stores. In 2011, we acquired four stores and opened one new store. Adjusting for these locations, our throughput contribution on a same store basis was 51.2% and 59.9% for the years ended December 31, 2012 and 2011, respectively.

We believe we are well positioned to improve our SG&A expense leverage if vehicle sales levels continue to improve. As sales volume increases and we gain leverage in our cost structure, we anticipate achieving metrics of SG&A as a percentage of gross profit in the high 60% range depending on sales volumes and incremental same store throughput of approximately 50%.

We continuously evaluate our portfolio of franchises, divesting stores that are not expected to meet our financial return requirements while selectively acquiring attractive stores in our target markets. In the past three years, we generated $31.4 million in cash by divesting stores that did not meet our financial return expectations. Additionally, in the past three years, we spent $128.9 million in cash on acquisitions which increase revenue and diversify our portfolio.

New Vehicles
In 2012, we sold 55,666 new vehicles, generating 25% of our gross profit for the year. New vehicle sales also have the potential to create incremental profit opportunities through manufacturer incentives, resale of trade-in vehicles, sale of third-party financing, vehicle service and insurance contracts, and future service and repair work.

In 2012, we represented 27 domestic and import brands ranging from economy to luxury cars, SUVs, crossovers, minivans and light trucks.

Manufacturer	Percent of 2012 New Vehicle Revenue	Percent of 2012 New Vehicle Gross Profit
Chrysler, Jeep, Dodge	33.2%	29.7%
Chevrolet, Cadillac, GMC, Buick	15.7	15.8
Toyota, Scion	12.3	11.7
BMW, Mini	9.8	10.1
Honda, Acura	5.6	7.1
Ford, Lincoln	5.9	5.1
Hyundai	2.7	4.6
Subaru	5.6	4.6
Mercedes, smart	3.5	4.6
Nissan	2.2	2.6
Volkswagen, Audi	1.8	1.9
Kia	0.7	0.9
Porsche	0.6	0.8
Mazda	0.3	0.5
Mitsubishi	0.1	*
Fiat	*	*
Total	100.0%	100.0%

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

Used Vehicles
At each new vehicle store, we also sell used vehicles. In 2012, retail used vehicle sales generated 23% of our gross profit.

Our used vehicle operations give us an opportunity to:
•	generate sales to customers financially unable or unwilling to purchase a new vehicle;
•	generate sales of vehicle brands other than the store’s new vehicle franchise;
•	increase new and used vehicle sales by aggressively pursuing customer trade-ins; and
•	increase finance and insurance revenues and service and parts sales.

Our longer-term strategy is to maintain a ratio of one retail used vehicle sale to one retail new vehicle sale. For the years ended December 31, 2012 and 2011, we had a ratio of 0.9:1. In addition, our stores currently sell an average of 46 retail used vehicle units per month and our longer-term strategy is to increase monthly sales to an average of 75 units.

We strive to achieve this strategy through offering three categories of used vehicles: manufacturer certified pre-owned used vehicles; late model, lower-mileage vehicles; and value autos. We offer manufacturer certified pre-owned used vehicles at most of our franchised dealerships. These vehicles undergo additional reconditioning and receive an extended factory-provided warranty. Late model, lower-mileage vehicles are reconditioned and offer a Lithia certified warranty. Value autos are older, higher mileage vehicles that undergo a safety check and a lesser degree of reconditioning. Value autos are offered to customers who require a less expensive vehicle with lower monthly payments.

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

Vehicle Financing, Service Contracts and Other Products
As part of the vehicle sales process, we assist in arranging customer financing options as well as offer extended warranties, insurance contracts and vehicle and theft protection products. The sale of these items generated 21% of our gross profit.

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

We were able to arrange financing on 76% of the vehicles we sold during 2012, compared to 72% in 2011. Our presence in multiple markets and changes in technology surrounding the credit application process have allowed us to utilize a larger network of lenders across a broader geographic area. Additionally, we continue to see the availability of consumer credit expand with lenders increasing the loan-to-value amount available to most customers. These shifts afford us the opportunity to sell additional or more comprehensive products, while remaining within a loan-to-value framework acceptable to our retail customer lenders. On a same store basis, sub-prime customers, which are defined as customers with credit scores of 620 or less and comprised approximately 11.7% of the financings we completed in 2012, continue to experience constraints in obtaining automotive financing. In 2012, we increased the number of vehicles sold to customers visiting our dealerships with credit scores of 620 or lower by 39.8% compared to the prior year. Over our entire customer base, the average credit score in 2012 was 725. While the market for sub-prime customers continued to improve in 2012, we believe vehicle sales will increase as these customers are able to obtain loans at more attractive terms.

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

We offer a lifetime lube, oil and filter (“LOF”) service, which, in 2012, was purchased by 35% of our total new and used vehicle buyers. This service, where customers prepay for their LOF services, helps us retain customers by building customer loyalty and provides opportunities for selling additional routine maintenance items and generating repeat service business. In 2012, we sold an average of $48 of additional maintenance on each lifetime LOF service we performed.

Service, Body and Parts
In 2012, our service, body and parts operations generated 31% of our gross profit. Our service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service for the new vehicle brands sold by our stores, as well as service most other makes and models.

The service and parts business provides important repeat revenues to our stores. In addition to warranty revenues associated with new vehicles, we target growing our service and parts business organically. Customer pay revenues represent sales for vehicle maintenance and service performed on other makes and models. We believe offering ‘one-stop shopping’ for customers will be an important point of differentiation as we offer more diversified services for our repeat customers. Our parts wholesale business is an additional source of revenue. We believe body shops provide an attractive opportunity to grow our business, and we continue to evaluate potential locations to expand. We currently operate 14 collision repair centers: four in Texas; three in Oregon; two in Idaho; and one each in Alaska, Washington, Montana, Iowa and Nevada.

We focus on growing our customer pay business and market our parts and service products by notifying owners when their vehicles are due for periodic service. This encourages preventive maintenance rather than post-breakdown repairs. The number of customers who purchase our lifetime LOF service helps to improve customer loyalty and provides opportunities for repeat parts and service business.

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

Marketing
We emphasize customer satisfaction and we realize that customer retention is critical to our success. We want our customers’ experiences to be satisfying so that they refer us to their families and friends. We utilize an owner marketing strategy, consisting of email, traditional mail and phone contact, to maintain regular communication and solicit feedback.

To increase awareness and traffic at our stores, we employ a combination of traditional, digital and social media to reach potential customers. Total advertising expense, net of manufacturer credits, was $31.9 million in 2012, $23.9 million in 2011 and $25.4 million in 2010. In 2012, approximately 47% of those funds were spent in traditional media and 53% were spent in digital and owner communications and other media outlets. In all of our communications, we seek to differentiate ourselves from competitors by conveying price, selection and finance benefits unique to Lithia.

Certain advertising and marketing expenditures are offset by manufacturer cooperative programs. Advertising credits not tied to specific vehicles are earned as qualifying expenses are incurred and requests for reimbursement are submitted to manufacturers for qualifying advertising expenditures. These reimbursements are recognized as a reduction of advertising expense upon manufacturer confirmation of submitted expenditures. Manufacturer cooperative advertising credits were $9.6 million in 2012, $7.8 million in 2011 and $2.5 million in 2010.

Many people now shop online before visiting our stores. We maintain websites for all of our stores and a corporate site (Lithia.com) dedicated to generating customer leads for our stores. Today, our websites enable our customers to:
●	locate our stores and identify the new vehicle brands sold at each store;
●	search new and pre-owned vehicle inventory;
●	view current pricing and specials;
●	obtain a value for their vehicle to trade or sell to us;
●	submit credit applications;
●	shop for and order manufacturers’ vehicle parts;
●	schedule service appointments; and
●	provide feedback about their Lithia experience.

We also maintain mobile versions of our websites and a mobile application in anticipation of greater adoption of mobile technology. Mobile traffic now accounts for 20% of our web traffic.

We post our inventory on major new and used vehicle listing services (cars.com, autotrader.com, kbb.com, edmunds.com, ebay, craigslist, etc.) to reach online shoppers. We also employ search engine optimization, search engine marketing and online display advertising to reach more online prospects.

Social influence marketing represents a cost-effective method to enhance our corporate reputation and increase vehicle sales and service. We are deploying tools and training to our employees in ways that will help us listen to our customers and create more ambassadors for Lithia.

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

A Franchise Agreement may impose requirements on the store with respect to:
●	facilities and equipment;
●	inventories of vehicles and parts;
●	minimum working capital;
●	training of personnel; and
●	performance standards for market share and customer satisfaction.

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

The typical Franchise Agreement provides for early termination or non-renewal by the manufacturer upon:
●	a change of management or ownership without manufacturer consent;
●	insolvency or bankruptcy of the dealer;
●	death or incapacity of the dealer/manager;
●	conviction of a dealer/manager or owner of certain crimes;
●	misrepresentation of certain sales or inventory information by the store, dealer/manager or owner to the manufacturer;
●	failure to adequately operate the store;
●	failure to maintain any license, permit or authorization required for the conduct of business;
●	poor market share; or
●	low customer satisfaction index scores.

Franchise Agreements generally provide for prior written notice before a franchise may be terminated under most circumstances. We also sign master framework agreements with most manufacturers that impose additional requirements on our stores.  See Item 1A. “Risk Factors.”

Competition
The retail automotive business is highly competitive. Currently, there are approximately 17,900 dealers in the United States, many of whom are independent stores managed by individuals, families or small retail groups. We compete primarily with other automotive retailers, both publicly and privately-held.

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

Most of our stores use above ground storage tanks, and, to a lesser extent, underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading and removal under the Resource Conservation and Recovery Act and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from our operations. Similarly, certain air emissions from operations, such as auto body painting, may be subject to the federal Clean Air Act and related state and local laws. Health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply.

Certain stores may become a party to proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act, or CERCLA, typically in connection with materials that were sent to former recycling, treatment and/or disposal facilities owned and operated by independent businesses. The remediation or clean-up of facilities where the release of a regulated hazardous substance occurred is required under CERCLA and other laws.

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

Employees
As of December 31, 2012, we employed approximately 5,043 persons on a full-time equivalent basis.

Available Information and NYSE Compliance
We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). You may inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet Web site at http://www.sec.gov where you may access copies of our SEC filings. We also make available free of charge, on our website at www.lithia.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Form 10-K. You may also obtain copies of these reports by contacting Investor Relations at 877-331-3084.

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

Our business is heavily dependent on consumer demand and preferences. A downturn in overall levels of consumer spending may materially and adversely affect our revenues. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by oversupply and weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Economic conditions may be anemic for an extended period of time, or deteriorate in the future. This would have a material adverse effect on our retail business, particularly sales of new and used automobiles.

Our business may be adversely affected by unfavorable conditions in our local markets, even if those conditions are not prominent nationally.

Our performance is subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships are currently located in limited markets in 11 states, with sales in the top three states accounting for approximately 55% of our revenue in 2012. Our results of operations, therefore, depend substantially on general economic conditions and consumer spending levels in those markets and could be materially adversely affected to the extent these markets experience sustained economic downturns regardless of improvements in the U.S. economy overall.

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

Additionally, a significant portion of our new vehicle revenue and gross profit is derived from domestic manufacturers. These manufacturers have historically sold a higher percentage of trucks and SUVs than import or luxury brands. They may, therefore, experience a more significant decline in sales in the event that fuel prices increase.

A decline of available financing in the lending market has adversely affected, and may continue to adversely affect, our vehicle sales volume.

A significant portion of vehicle buyers finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons, including poor credit histories and lack of down payment, do not have access to more traditional finance sources. Lenders have generally tightened their credit standards. If lenders maintain or further tighten their credit standards or there is a further decline in the availability of credit in the lending market, the ability of these consumers to purchase vehicles could be limited, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Adverse conditions affecting one or more key manufacturers may negatively impact our business, results of operations, financial condition and cash flows.

We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. If manufacturers are unable to supply the needed level of vehicles, our financial performance may be adversely impacted.

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply our stores with an adequate supply of vehicles.

In the event of a manufacturer or distributor bankruptcy, we could be held liable for damages related to product liability claims, intellectual property suits or other legal actions. These legal actions are typically directed towards the vehicle manufacturer and it is customary to indemnify us from exposure related to any judgments associated with the claims. However, in the event that damages could not be collected from the manufacturer or distributor, we could be named in lawsuits and judgments could be levied against us.

There can be no assurance that we will be able to successfully address the risks described above or those of the current economic circumstances and sales environment.

Our success depends in large part upon the overall demand for the particular lines of vehicles that each of our stores sell and the ability of the manufacturers to continue to deliver high quality, defect-free vehicles.

Demand for our primary manufacturers’ vehicles, as well as the financial condition, management, marketing, production and distribution capabilities of these manufacturers, can significantly affect our business. Events that adversely affect a manufacturer’s ability to timely deliver new vehicles may adversely affect us by reducing our supply of popular new vehicles and leading to lower sales in our stores during those periods than would otherwise occur. We depend on our manufacturers to deliver high-quality, defect-free vehicles. If manufacturers experience future quality issues, our financial performance may be adversely impacted. In addition, the discontinuance of a particular brand could negatively impact our revenues and profitability.

Many new competitors are entering the automotive industry. New companies have raised capital to produce fully electric vehicles or to license battery technology to existing manufacturers. Foreign manufacturers from China and India are producing significant volumes of new vehicles and are entering the U.S. and selecting partners to distribute their products. Because the automotive market in the U.S. is mature and the overall level of new vehicle sales may not increase in the coming years, the success of new competitors will likely be at the expense of other, established brands. This could have a material adverse impact on our success in the future.

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

We depend upon the manufacturers and distributors for sales incentives, warranties and other programs that are intended to promote new vehicle sales or support dealership profitability. Manufacturers and distributors routinely make changes to their incentive programs. Key incentive programs include:
●	customer rebates;
●	dealer incentives on new vehicles;
●	special rates on certified, pre-owned cars;
●	below-market financing on new vehicles and special leasing terms; and
●	sponsorship of used vehicle sales by authorized new vehicle dealers.

Our financial condition could be materially adversely impacted by a discontinuation or change in our manufacturers’ or distributors’ incentive programs. In addition, certain manufacturers, including BMW and Mercedes, use a dealership’s manufacturer-determined customer satisfaction index, or “CSI”, score as a factor governing participation in incentive programs. To the extent we cannot meet minimum score requirements, we may be precluded from receiving certain incentives, which could materially adversely affect our business, results of operations, financial condition and cash flows.

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

Certain of our Franchise Agreements prohibit transfers of ownership interests of a store or, in selected cases, its parent. The most prohibitive restriction which could be imposed by various manufacturers, including Honda/Acura, Hyundai, Mazda and Nissan, provides that, under certain circumstances, we may lose a franchise if a person or entity acquires an ownership interest in us above a specified level (ranging from 20% to 50% depending on the particular manufacturer’s restrictions and falling as low as 5% if another vehicle manufacturer is the entity acquiring the ownership interest) without the approval of the applicable manufacturer. Other restrictions in certain Franchise Agreements with manufacturers, including Ford, GM, Honda/Acura and Toyota, provide that a change in control in the Company without prior consent is a violation of our franchise or dealer framework agreement. Transactions in our stock by our stockholders or prospective stockholders are generally outside of our control and may result in the termination or non-renewal of one or more of our franchises or impair our ability to negotiate new franchise agreements for dealerships we desire to acquire in the future, which may have a material adverse effect on our business, results of operations, financial condition and cash flows. These restrictions may also prevent or deter a prospective acquirer from acquiring control of us or otherwise adversely affect the market price of our Class A common stock or limit our ability to restructure our debt obligations.

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

Governmental regulations related to fuel economy standards and greenhouse gases may have an adverse impact on the ability of vehicle manufacturers to cost-effectively produce vehicles or design vehicles desired by customers. These regulations may also impact our ability to sell these vehicles at affordable prices.

Federal regulations around fuel economy standards and “greenhouse gas” emissions have continued to increase. New requirements may adversely affect any manufacturer’s ability to profitably design, market, produce and distribute vehicles that comply with such regulations. We could be adversely impacted in our ability to market and sell these vehicles at affordable prices and in our ability to finance these inventories. These regulations could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Failure of our information technology systems to perform adequately or data protection breaches and cyber attacks could disrupt our operations or result in the loss or misuse of customers’ proprietary information. These disruptions could have a material adverse effect on our business, financial results and reputation.

Our information technology systems are important to operating our business efficiently. We employ systems and websites that allow for the secure storage and transmission of customers’ proprietary information. The failure of our information technology systems to perform as we anticipate could disrupt our business and could expose us to a risk of loss or misuse of this information, litigation and potential liability.

Our information technology systems may be vulnerable to data protection breaches and cyber attacks beyond our control and we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. We invest in security technology to protect our data and business processes against these risks. We also purchase insurance to mitigate the potential financial impact of these risks. Despite these precautions, we cannot assure that a breach will not occur and any breach or successful attack could have a negative impact on our operations or business reputation.

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

Substantially all of the assets of our dealerships are pledged to secure the indebtedness under our credit facility and our other floor plan financing indebtedness. These pledges may limit our ability to borrow from other sources in order to fund our acquisitions.

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

Most major manufacturers have now established limitations or guidelines on the:
●	number of such manufacturers’ stores that may be acquired by a single owner;
●	number of stores that may be acquired in any market or region;
●	percentage of market share that may be controlled by one automotive retailer group;
●	ownership of stores in contiguous markets;
●	performance requirements for existing stores; and
●	frequency of acquisitions.

In addition, such manufacturers generally require that no other manufacturers’ brands be sold from the same store location, and many manufacturers have site control agreements in place that limit our ability to change the use of the facility without their approval.

A manufacturer also considers our past performance as measured by the Minimum Sales Responsibility (“MSR”) scores, CSI scores and Sales Satisfaction Index (“SSI”) scores at our existing stores. At any point in time, certain stores may have scores below the manufacturers’ sales zone averages or have achieved sales below the targets manufacturers have set. Our failure to maintain satisfactory scores and to achieve market share performance goals could restrict our ability to complete future store acquisitions.

Acquisition risks
We will face risks commonly encountered with growth through acquisitions. These risks include, without limitation:
●	failing to assimilate the operations and personnel of acquired dealerships;
●	failing to achieve predicted sales levels;
●	incurring significantly higher capital expenditures and operating expenses;
●	entering new markets with which we are unfamiliar;
●	encountering undiscovered liabilities and operational difficulties at acquired dealerships;

●	disrupting our ongoing business;
●	diverting our management resources;
●	failing to maintain uniform standards, controls and policies;
●	impairing relationships with employees, manufacturers and customers as a result of changes in management;
●	incurring increased expenses for accounting and computer systems, as well as integration difficulties;
●	failing to obtain a manufacturer’s consent to the acquisition of one or more of its dealership franchises or renew the franchise agreement on terms acceptable to us; and
●	incorrectly valuing entities to be acquired.

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

Consummation and competition
We may not be able to consummate any future acquisitions at acceptable prices and terms or identify suitable candidates. In addition, increased competition in the future for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including:
●	the availability of suitable acquisition candidates;
●	competition with other dealer groups for suitable acquisitions;
●	the negotiation of acceptable terms with the seller and with the manufacturer;
●	our financial capabilities and ability to obtain financing on acceptable terms;
●	our stock price;
●	our ability to maintain required financial covenant levels after the acquisition; and
●	the availability of skilled employees to manage the acquired businesses.

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

Indefinite-lived intangible assets, which consist of goodwill and franchise value, comprise a meaningful portion of our total assets ($94.5 million at December 31, 2012). We must assess our indefinite-lived intangible assets for impairment at least annually, which may result in a non-cash write-down of franchise rights or goodwill and could have a material adverse impact on our business, results of operations, financial condition and cash flows and impair our ability to comply with loan covenants.

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

A net deferred tax asset position comprises a meaningful portion of our total assets (approximately $21.0 million at December 31, 2012). We are required to assess the recoverability of this asset on an ongoing basis. Future negative operating performance or other unfavorable developments may result in a valuation allowance being recorded against part or all of this amount. This could have a material adverse impact on our business, results of operations, financial condition and cash flows and impair our ability to comply with loan covenants.

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

Our indebtedness and lease obligations could have important consequences to us, including the following:
●	limitations on our ability to make acquisitions;
●	impaired ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes;
●
reduced funds available for our operations and other purposes, as a portion of our current cash flow from operations would be dedicated to the payment of principal and interest on our indebtedness; and

●	exposure to the risk of increasing interest rates as certain borrowings are, and will continue to be, at variable rates of interest.

In addition, our loan agreements contain covenants that limit our discretion with respect to business matters, including incurring additional debt, acquisition activity or disposing of assets. Other covenants are financial in nature, including current ratio, fixed charge coverage and leverage ratio. A breach of any of these covenants could result in a default under the applicable agreement. In addition, a default under one agreement could result in a default and acceleration of our repayment obligations under the other agreements under the cross-default provisions in such other agreements.

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

Additionally, our real estate debt generally has a five-year term, after which the debt needs to be renewed or replaced.  A decline in the appraised value of real estate or a reduction in the loan-to-value lending ratios for new or renewed real estate loans could result in our inability to renew maturing real estate loans at the debt level existing at maturity, or on terms acceptable to us, requiring us to find replacement lenders or to refinance at lower loan amounts.

As of December 31, 2012, including the effect of interest rate swaps, approximately 74% of our total debt was variable rate. The majority of our variable rate debt is indexed to the one-month LIBOR rate. The current interest rate environment is at historically low levels, and interest rates will likely increase in the future. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows.

We have a significant relationship with a third-party warranty insurer and administrator. This third-party is the obligor of service warranty policies sold to our customers. Additionally, we have agreements in place that allow for future income based on the claims experience on policies sold to our customers. If the insurer should be unable to honor our customers’ policies or has a decline in their financial health, such events could negatively impact our business and reputation, results of operations, financial condition and cash flows.

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

Our success depends to a significant degree on the efforts and abilities of our senior management, particularly Bryan B. DeBoer, our Director, President and Chief Executive Officer, and Christopher S. Holzshu, our Senior Vice President and Chief Financial Officer. Further, we have identified Sidney B. DeBoer, our Executive Chairman of the Board, and/or Bryan B. DeBoer in most of our store franchise agreements as the individuals who control the franchises and upon whose financial resources and management expertise the manufacturers may rely when awarding or approving the transfer of any franchise. If we lose these key personnel, our business may suffer.

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

The sole voting control of our company is currently held by Sidney B. DeBoer, who may have interests different from our other shareholders. Further, 2.8 million shares of our Class B common stock held by Lithia Holding Company, LLC (“Lithia Holding”) are pledged, with other assets, to secure personal indebtedness of Mr. DeBoer. The failure to repay the indebtedness could result in the sale of such shares and the loss of such control, which may violate agreements with certain manufacturers.

Sidney B. DeBoer, our Founder and Executive Chairman, is the sole managing member of Lithia Holdings, which holds all of the outstanding shares of our Class B common stock. A holder of Class B common stock is entitled to ten votes for each share held, while a holder of Class A common stock is entitled to one vote per share held. On most matters, the Class A and Class B common stock vote together as a single class. As of February 22, 2013, Lithia Holding controlled, and Mr. DeBoer had the authority to vote, approximately 55% of the aggregate number of votes eligible to be cast by shareholders for the election of directors and most other shareholder actions. In addition, Mr. DeBoer may prevent a change in control of our Company and make certain transactions more difficult or impossible. The interest of Mr. DeBoer may not always coincide with our interests as a Company or the interest of other shareholders. Accordingly, Mr. DeBoer could cause us to enter into transactions or agreement that other shareholders would not approve of or make decisions with which other shareholders may disagree.

Lithia Holding has pledged 2.8 million shares of our Class B common stock, together with other personal assets of Mr. DeBoer, to secure a personal loan to Mr. DeBoer from U.S. Bank National Association. If he is unable to repay the loan, the bank could foreclose on the Class B common stock, which would result in the automatic conversion of such shares to Class A common stock and a change in control of our Company. If this change is not consented to by the manufacturers, we would have a technical violation under most of the dealer sales and service agreements held by us. In addition, the market price of our Class A common stock could decline materially if the bank foreclosed on such pledged stock and subsequently sold such stock in the open market.

Risks related to investing in our Class A common stock

Future sales of our Class A common stock in the public market could adversely impact the market price of our Class A common stock.

As of February 22, 2013, we had 2,183,114 shares of Class A common stock reserved for issuance under our equity plans (including our employee stock purchase plan). As of February 22, 2013, a total of 583,463 shares related to outstanding restricted stock, restricted stock units and options (with the options having a weighted average exercise price of $6.27 per share and options to purchase 250,499 shares being exercisable). In addition, we had 2,762,261 shares of Class B common stock outstanding convertible into 2,762,261 shares of Class A common stock.

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

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like ours. These broad market factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. The market price of our Class A common stock, which has experienced large price and volume fluctuations over the last five years, could continue to fluctuate significantly for many reasons, including in response to the risks described herein or for reasons unrelated to our operations, such as:
●	reports by industry analysts;
●	changes in financial estimates by securities analysts or us, or our inability to meet or exceed securities analysts’, investors’ or our own estimates or expectations;
●	actual or anticipated sales of common stock by existing shareholders;
●	capital commitments;
●	additions or departures of key personnel;
●	developments in our business or in our industry;
●	a prolonged downturn in our industry;
●	general market conditions, such as interest or foreign exchange rates, commodity and equity prices, availability of credit, asset valuations and volatility;
●	changes in global financial and economic markets;
●	armed conflict, war or terrorism;
●	regulatory changes affecting our industry generally or our business and operations in particular;
●	changes in market valuations of other companies in our industry;
●	the operating and securities price performance of companies that investors consider to be comparable to us; and
●	announcements of strategic developments, acquisitions and other material events by us, our competitors or our suppliers.

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

Our business is seasonal, and events occurring during seasons in which revenues are typically higher may disproportionately affect our results of operations and financial condition.

Historically, our sales have been lower during the first and fourth quarters of each year due to consumer purchasing patterns during the holiday season, inclement weather in certain of our markets and the reduced number of business days during the holiday season. If conditions occur during the second or third quarters that weaken automotive sales, such as severe weather in the geographic areas in which our dealerships operate, war, high fuel costs, depressed economic conditions including unemployment or weakened consumer confidence or similar adverse conditions, our revenues for the year may be disproportionately adversely affected.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our stores and other facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, automobile storage lots, parking lots and offices located in the states listed under the caption Overview in Item 1. We believe our facilities are currently adequate for our needs and are in good repair. Some of our facilities do not currently meet manufacturer image or size requirements and we are actively working to find a mutually acceptable outcome in terms of timing and overall cost. We own certain properties, but also lease certain properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases provide us the option to renew the lease for one or more lease extension periods. We also hold certain vacant dealerships and undeveloped land for future expansion.

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

Item 4.  Mine Safety Disclosure

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends
Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2011 and 2012:

2011	High	Low
First quarter	$16.07	$13.28
Second quarter	20.31	14.12
Third quarter	23.84	13.80
Fourth quarter	24.85	13.57

2012
First quarter	$27.51	$20.62
Second quarter	27.99	21.45
Third quarter	34.00	22.08
Fourth quarter	37.80	31.60

The number of shareholders of record and approximate number of beneficial holders of Class A common stock as of February 22, 2013 was 861 and 14,072, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company, LLC.

Dividends declared on our Class A and Class B common stock during 2010, 2011 and 2012 were as follows:

Quarter declared:	Dividend amount per share	Total amount of dividend (in thousands)
2010
First quarter	$-	$-
Second quarter	0.05	1,300
Third quarter	0.05	1,307
Fourth quarter	0.05	1,312
2011
First quarter	$0.05	$1,316
Second quarter	0.07	1,851
Third quarter	0.07	1,838
Fourth quarter	0.07	1,817
2012
First quarter	$0.07	$1,815
Second quarter	0.10	2,583
Third quarter	0.10	2,545
Fourth quarter(1)	0.20	5,123

(1)
In November 2012, we paid dividends of $2.5 million that had been declared in October 2012. An additional dividend payment of $2.6 million was declared and paid in December 2012 in lieu of the dividend typically declared and paid in March of the following year.

Repurchases of Class A Common Stock
We repurchased the following shares of our Class A common stock during the fourth quarter of 2012:

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs(1)
October 1 to October 31	-		$-	-	1,879,853
November 1 to November 30	70,819		34.28	25,000	1,854,853
December 1 to December 31	6,695		36.64	-	1,854,853
Total	77,514	(2)	34.48	25,000	1,854,853

(1)
In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. On July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. Through December 31, 2012, we had purchased 1,145,147 shares under these programs at an average price of $22.33 per share. These plans do not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

(2)	Includes 52,514 shares repurchased in association with tax withholdings on the exercise of stock options.

Equity Compensation Plan Information
Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Stock Performance Graph
The following line-graph shows the annual percentage change in the cumulative total returns for the past five years on an assumed $100 initial investment and reinvestment of dividends, on (a) Lithia Motors, Inc.’s Class A common stock; (b) the Russell 2000; and (c) an auto peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive and Asbury Automotive Group, the only other comparable publicly traded automobile dealerships in the United States as of December 31, 2012. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the Russell 2000. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base Period	Indexed Returns for the Year Ended
Company/Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Lithia Motors, Inc.	$100.00	$25.37	$63.97	$113.07	$175.43	$305.85
Auto Peer Group	100.00	48.43	100.20	139.53	172.62	214.74
Russell 2000	100.00	66.20	84.20	106.81	102.33	119.05

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

(In thousands, except per share amounts)	Year Ended December 31,
Consolidated Statements of Operations Data:	2012	2011	2010	2009	2008
Revenues:
New vehicle	$1,847,603	$1,391,375	$1,020,883	$844,294	$1,113,477
Used vehicle retail	833,484	678,571	558,105	455,633	443,825
Used vehicle wholesale	139,237	128,329	103,817	69,845	91,263
Finance and insurance	112,234	84,130	64,217	53,898	74,173
Service, body and parts	347,703	315,958	277,945	271,726	283,751
Fleet and other	36,226	34,383	11,655	2,457	4,829
Total revenues	$3,316,487	$2,632,746	$2,036,622	$1,697,853	$2,011,318

Gross Profit:
New vehicle	$134,447	$107,150	$83,646	$70,971	$87,646
Used vehicle retail	121,721	98,214	78,795	64,167	51,138
Used vehicle wholesale	1,414	597	703	507	(2,961)
Finance and insurance	112,234	84,130	64,217	53,898	74,173
Service, body and parts	168,070	152,220	133,942	129,242	135,487
Fleet and other	1,414	2,973	1,643	1,232	1,534
Total gross profit	$539,300	$445,284	$362,946	$320,017	$347,017

Operating income (loss)(1)	$148,369	$110,818	$46,470	$34,517	$(291,415)

Income (loss) from continuing operations before income taxes(1)	$128,457	$88,270	$22,212	$11,578	$(322,182)

Income (loss) from continuing operations(1)	$79,395	$55,210	$13,587	$6,606	$(218,420)

Basic income (loss) per share from continuing operations	$3.09	$2.10	$0.52	$0.30	$(10.82)
Basic income (loss) per share from discontinued operations	0.04	0.14	0.01	0.12	(1.69)
Basic net income (loss) per share	$3.13	$2.24	$0.53	$0.42	$(12.51)
Shares used in basic per share	25,696	26,230	26,062	22,037	20,195

Diluted income (loss) per share from continuing operations	$3.03	$2.07	$0.52	$0.30	$(10.82)
Diluted income (loss) per share from discontinued operations	0.04	0.14	0.00	0.11	(1.69)
Diluted net income (loss) per share	$3.07	$2.21	$0.52	$0.41	$(12.51)
Shares used in diluted per share	26,170	26,664	26,729	22,176	20,195

Cash dividends declared per common share	$0.47	$0.26	$0.15	$-	$0.47

(In thousands)	As of December 31,
Consolidated Balance Sheets Data:	2012	2011	2010	2009	2008
Working capital	$211,905	$191,607	$162,675	$96,886	$99,524
Inventories	723,326	506,484	415,228	333,628	428,032
Total assets	1,492,702	1,146,133	971,676	895,100	1,133,459
Floor plan notes payable	581,584	343,940	251,257	216,082	343,290
Long-term debt, including current maturities	295,058	286,874	280,774	265,773	338,229
Total stockholders’ equity	428,101	367,121	320,217	307,038	248,343

(1)
Includes $0.1 million, $1.4 million, $15.3 million, $7.9 million and $330.3 million of non-cash charges related to asset impairments and terminated construction projects for the years ended 2012, 2011, 2010, 2009 and 2008, respectively. See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. “Business,” Item 1A. “Risk Factors” and our Consolidated Financial Statements and Notes thereto.

Overview
As discussed in Overview in Item 1, “Business” above, we are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of February 22, 2013, we offered 27 brands of new vehicles and all brands of used vehicles in 87 stores in the United States and online at Lithia.com. We sell new and used cars and trucks and replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance.

We continue to believe that the fragmented nature of the automotive dealership sector provides us with the opportunity to achieve growth through consolidation. We seek exclusive franchises for acquisition and target mid-sized and regional markets for domestic and import franchises and metropolitan markets for luxury franchises. We have completed over 100 acquisitions since our initial public offering in 1996. Our acquisition strategy has been to acquire dealerships at prices that meet our internal investment targets and, through the application of our centralized operating structure, leverage costs and improve store profitability. We believe the current economic environment provides us with attractive acquisition opportunities.

We also believe that we can continue to improve operations at our existing stores. By promoting entrepreneurial leadership within our general managers and department managers, we strive for continual improvement to drive sales and capture market share in our local markets. Our goal is to retail an average of 75 used vehicles per store per month and we believe we can make additional improvements in our used vehicle sales performance by offering lower-priced value vehicles and selling brands other than the new vehicle franchise at each location. Our service, body and parts operations provide important repeat business for our stores. We continue to grow this business through increased marketing efforts, competitive pricing on routine maintenance items and diverse commodity product offerings. In 2012, we continued to experience organic growth through increasing market share and maintaining a lean cost structure.

We believe our cost structure is aligned with current industry sales levels and positioned to be leveraged if vehicle sales levels continue to improve. We target selling, general and administrative (“SG&A”) expense as a percentage of gross profit in the high 60% range as vehicle sales improve. As we focus on maintaining discipline in controlling costs, we continue to target retaining, on a same store pre-tax basis, 50% of each incremental gross profit dollar after deducting SG&A expense.

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

Our most critical accounting estimates include those related to goodwill and franchise value, long-lived assets, deferred tax assets, service contracts and other insurance contracts, and lifetime oil change and self-insurance programs. We also have other key accounting policies for valuation of accounts receivable, expense accruals and revenue recognition. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ materially from these estimates.

Goodwill and Franchise Value
We are required to test our goodwill and franchise value for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred. We have determined that we operate as one reporting unit for evaluating goodwill. We have the option to qualitatively or quantitatively assess goodwill for impairment and, in 2012, evaluated our goodwill using a quantitative assessment process. We test goodwill for impairment using the Adjusted Present Value method (“APV”) to estimate the fair value of our reporting unit. Under the APV method, future cash flows are based on recently prepared budget forecasts and business plans and are used to estimate the future economic benefits that the reporting unit will generate. An estimate of the appropriate discount rate is utilized to convert the future economic benefits to their present value equivalent.

The quantitative goodwill impairment test is a two-step process. The first step identifies potential impairments by comparing the calculated fair value of a reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step includes determining the implied fair value through further market research. The implied fair value of goodwill is then compared with the carrying amount to determine if an impairment loss should be recorded.

As of December 31, 2012, we had $32.0 million of goodwill on our balance sheet. The first step of our annual goodwill impairment analysis, which we perform as of October 1 of each year, did not result in an indication of impairment in 2012, 2011 or 2010. The fair value of the reporting unit as of December 31, 2012, using the APV method, was 109% greater than the carrying value at December 31, 2012.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual store basis. We have the option to early adopt an amendment that allows us to qualitatively assess indefinite-lived intangible assets for impairment. In 2012, we evaluated our indefinite-lived intangible assets using a quantitative assessment process. We estimate the fair value of our franchise rights primarily using the Multi-Period Excess Earnings (“MPEE”) model. The forecasted cash flows used in the MPEE model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, general operating expenses, and cost of capital. We use primarily internally-developed forecasts and business plans to estimate the future cash flows that each franchise will generate. We have determined that only certain cash flows of the store are directly attributable to the franchise rights. We estimate the appropriate interest rate to discount future cash flows to their present value equivalent taking into consideration factors such as a risk-free rate, a peer group average beta, an equity risk premium and a small stock risk premium.

We also may use a market approach to determine the fair value of our franchise rights. These market data points include our acquisition and divestiture experience and third-party broker estimates.

As of December 31, 2012, we had $62.4 million of franchise value on our balance sheet. Our impairment testing of franchise value did not indicate any impairment in 2012, 2011 or 2010.

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

Due to the adverse change in the business climate and the commercial real estate market, we performed impairment testing on long-lived assets, mainly related to certain property held for future development or investment purposes in 2012, 2011 and 2010. As a result, we recorded impairments related to long-lived assets of $0.1 million, $1.4 million and $15.3 million in 2012, 2011 and 2010, respectively.

See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information.

Deferred Tax Assets
As of December 31, 2012, we had deferred tax assets of approximately $61.1 million and deferred tax liabilities of $28.5 million. The principal components of our deferred tax assets are related to goodwill, allowances and accruals, capital loss carryforwards, deferred revenue and cancellation reserves. The principal components of our deferred tax liabilities are related to depreciation on property and equipment and inventories.

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

Based upon the scheduled reversal of deferred tax liabilities, and our projections of future taxable income over the periods in which the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of the unreserved deductible differences.

As of December 31, 2012, we had an $11.6 million valuation allowance against our deferred tax assets. This valuation allowance was associated with losses from the sale of corporate entities. As these amounts are characterized as capital losses, we evaluated the availability of projected capital gains and determined that it would be unlikely these amounts would be fully utilized. If we are unable to meet the projected taxable income levels utilized in our analysis, and depending on the availability of feasible tax planning strategies, we might record an additional valuation allowance on a portion or all of our deferred tax assets in the future. In the event that a manufacturer is unable to remain solvent, our operations may be impacted and we might record a valuation allowance on a portion or all of the deferred tax assets, which could have a material adverse impact on our financial position and results of operations.

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

At December 31, 2012 and 2011, the reserve for future cancellations totaled $13.5 million and $10.4 million, respectively, and is included in accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets. A 10% increase in expected cancellations would result in an additional reserve of approximately $1.3 million.

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

If our estimates of future costs to perform under the contracts exceed the existing deferred revenue, we record a charge in the Consolidated Statements of Operations. We perform our loss contingency analysis separately for the pool of assumed contracts and the pool of self-insured contracts sold starting in March 2009. We recorded a charge of $1.0 million in both 2011 and 2010 for expected costs in excess of revenue deferred related to the pool of assumed contracts. We did not record an additional charge in 2012. The analysis on our self-insured sold contracts did not indicate a loss reserve was needed in 2012, 2011 and 2010.

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

A 10% change in expected claims costs per contract for the assumed pool of contracts would result in an additional reserve of approximately $0.7 million. A 10% change in expected claims per contract for the self-insured sold contracts would not require any additional reserve. At December 31, 2012, the remaining deferred revenue related to the assumed obligation and the self-insured sold contracts was $4.0 million and $33.9 million, respectively.

Self Insurance Programs
We self-insure a portion of our property and casualty insurance, medical insurance and workers’ compensation insurance. Third-parties are engaged to estimate the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. Any changes in assumptions or claims experience could result in the recognition of additional charges, which could have a material adverse impact on our financial position and results of operations.

At December 31, 2012 and 2011, the total reserve associated with these programs was $12.4 million and $10.4 million, respectively, and is included in accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets. A 10% increase in claims experience would result in an additional reserve of approximately $4.5 million.

Results of Continuing Operations
For the year ended December 31, 2012, we reported income from continuing operations, net of tax, of $79.4 million, or $3.03 per diluted share. For the years ended December 31, 2011 and 2010, we reported income from continuing operations, net of tax, of $55.2 million, or $2.07 per diluted share, and $13.6 million, or $0.52 per diluted share, respectively.

Discontinued Operations
Results for sold or closed stores, qualifying for reclassification under the applicable accounting guidance, have their results presented as discontinued operations in our Consolidated Statements of Operations. As a result, our results from continuing operations are presented on a comparable basis for all periods. Within discontinued operations, we realized a gain, net of tax, of $1.0 million, $3.7 million and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. See Notes 1 and 16 of Notes to Consolidated Financial Statements for additional information.

Key Performance Metrics
Certain key performance metrics for revenue and gross profit were as follows for 2012, 2011 and 2010 (dollars in thousands):

2012	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,847,603	55.7%	$134,447	7.3%	24.9%
Used vehicle, retail	833,484	25.1	121,721	14.6	22.6
Used vehicle, wholesale	139,237	4.2	1,414	1.0	0.3
Finance and insurance(1)	112,234	3.4	112,234	100.0	20.8
Service, body and parts	347,703	10.5	168,070	48.3	31.1
Fleet and other	36,226	1.1	1,414	3.9	0.3
	$3,316,487	100.0%	$539,300	16.3%	100.0%

2011	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,391,375	52.8%	$107,150	7.7%	24.1%
Used vehicle, retail	678,571	25.8	98,214	14.5	22.1
Used vehicle, wholesale	128,329	4.9	597	0.5	0.1
Finance and insurance(1)	84,130	3.2	84,130	100.0	18.9
Service, body and parts	315,958	12.0	152,220	48.2	34.2
Fleet and other	34,383	1.3	2,973	8.6	0.6
	$2,632,746	100.0%	$445,284	16.9%	100.0%

2010	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,020,883	50.1%	$83,646	8.2%	23.0%
Used vehicle, retail	558,105	27.4	78,795	14.1	21.7
Used vehicle, wholesale	103,817	5.1	703	0.7	0.2
Finance and insurance(1)	64,217	3.2	64,217	100.0	17.7
Service, body and parts	277,945	13.6	133,942	48.2	36.9
Fleet and other	11,655	0.6	1,643	14.1	0.5
	$2,036,622	100.0%	$362,946	17.8%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data
We believe that same store sales are a key indicator of our financial performance. Same store metrics demonstrate our ability to grow our revenue and profitability in our existing locations. As a result, same store sales have been integrated into the discussion below.

A same store metric represents stores that were operating during 2012, and only includes the months when operations occur in both comparable periods. For example, a store acquired in August 2011 would be included in same store operating data beginning in September 2012, after its first full complete comparable month of operation. Thus, operating results for same store comparisons would include only the period of September through December of both comparable years.

New Vehicle Revenues
	Year Ended December 31,			%
(Dollars in thousands)	2012	2011	Increase	Increase
Reported
Revenue	$1,847,603	$1,391,375	$456,228	32.8%
Retail units sold	55,666	42,139	13,527	32.1
Average selling price per retail unit	$33,191	$33,019	$172	0.5

Same store
Revenue	$1,776,896	$1,367,176	$409,720	30.0%
Retail units sold	53,590	41,391	12,199	29.5
Average selling price per retail unit	$33,157	$33,031	$126	0.4

	Year Ended December 31,			%
(Dollars in thousands)	2011	2010	Increase	Increase
Reported
Revenue	$1,391,375	$1,020,883	$370,492	36.3%
Retail units sold	42,139	31,945	10,194	31.9
Average selling price per retail unit	$33,019	$31,958	$1,061	3.3

Same Store
Revenue	$1,295,001	$1,005,721	$289,280	28.8%
Retail units sold	39,506	31,464	8,042	25.6
Average selling price per retail unit	$32,780	$31,964	$816	2.6

New vehicle sales in 2012 improved compared to 2011 primarily due to volume growth as year-over-year same store sales volume increased 29.5% and 25.6%, respectively, in 2012 and 2011.

The number of new vehicles sold in the U.S. in 2012, defined as the seasonally adjusted annual rate, grew approximately 13.4% over 2011. In addition to the overall market recovery, we have increased our share of vehicle sales in several of our markets. Growth in our domestic and import brand sales have outpaced the growth experienced nationally. Our domestic brand same store sales grew 27.2% in 2012 compared to 2011. Same store sales for import brands grew 38.3% in 2012 compared to 2011. Certain of our markets have seen an increase in local market sales volumes exceeding the national average. We remain focused on increasing our share of overall new vehicle sales within our markets.

New vehicle sales improved throughout 2011 compared to 2010 due to a recovery in the U.S. economy and our efforts to increase our share of the new vehicles sold within each local market. Credit availability continued to improve throughout 2011, although, within the sub-prime market, lending remained constrained.

Used Vehicle Retail Revenues
	Year Ended December 31,			%
(Dollars in thousands)	2012	2011	Increase	Increase
Reported
Retail revenue	$833,484	$678,571	$154,913	22.8%
Retail units sold	47,965	39,436	8,529	21.6
Average selling price per retail unit	$17,377	$17,207	$170	1.0

Same store
Retail revenue	$802,169	$664,292	$137,877	20.8%
Retail units sold	46,179	38,628	7,551	19.5
Average selling price per retail unit	$17,371	$17,197	$174	1.0

	Year Ended December 31,			%
(Dollars in thousands)	2011	2010	Increase	Increase
Reported
Retail revenue	$678,571	$558,105	$120,466	21.6%
Retail units sold	39,436	33,241	6,195	18.6
Average selling price per retail unit	$17,207	$16,790	$417	2.5

Same store
Retail revenue	$633,912	$543,106	$90,806	16.7%
Retail units sold	37,168	32,325	4,843	15.0
Average selling price per retail unit	$17,055	$16,801	$254	1.5

Used vehicle retail sales continue to be a strategic focus as we strive for organic growth. Our strategy is to offer three categories of used vehicles: manufacturer certified pre-owned used vehicles; late model, lower-mileage vehicles; and value autos, vehicles with over 80,000 miles.

In 2012, sales increased in all three categories of used vehicles compared to 2011.
●	Same store unit sales for manufacturer certified pre-owned used vehicles increased 22.9%. This category has higher average sale prices and experiences a lower gross margin than the other categories.
●
Same store unit sales for the late model, lower mileage vehicle category increased 11.3%. Our performance in this category is still below management’s expectation and we continue to focus on improving our results.

●
Same store unit sales for the value auto category increased 36.9%. Value auto vehicles have lower average selling prices and experience a higher gross margin than our other used vehicle categories. Additionally, value autos provide an organic opportunity to convert vehicles acquired via trade-in to retail used vehicle sales.

Our retail used to new vehicle sales ratio was 0.9:1 for the year ended December 31, 2012 compared to 0.9:1 in 2011 and 1.0:1 in 2010. On average, each of our stores currently sells 46 retail used vehicle units per month and we target increasing sales to 75 units per month.

Used vehicle retail unit sales increased in 2011 compared to 2010 as consumers elected to purchase used vehicles instead of new vehicles, and as we increased the number of lower-price, higher-margin, older used vehicles we sell. We also increased the sale of brands other than the store’s new vehicle franchise. We focused our store personnel on maximizing retail used vehicle sales and reducing the number of used vehicles we wholesale after acquiring them via trade-in.

Used Vehicle Wholesale Revenues
	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2012	2011	(Decrease)	(Decrease)
Reported
Wholesale revenue	$139,237	$128,329	$10,908	8.5%
Wholesale units sold	19,144	16,085	3,059	19.0
Average selling price per wholesale unit	$7,273	$7,978	$(705)	(8.8)

Same store
Wholesale revenue	$132,722	$123,046	$9,676	7.9%
Wholesale units sold	18,383	15,613	2,770	17.7
Average selling price per wholesale unit	$7,220	$7,881	$(661)	(8.4)

	Year Ended December 31,			%
(Dollars in thousands)	2011	2010	Increase	Increase
Reported
Wholesale revenue	$128,329	$103,817	$24,512	23.6%
Wholesale units sold	16,085	13,594	2,491	18.3
Average selling price per wholesale unit	$7,978	$7,637	$341	4.5

Same store
Wholesale revenue	$118,591	$100,770	$17,821	17.7%
Wholesale units sold	15,171	13,239	1,932	14.6
Average selling price per wholesale unit	$7,817	$7,612	$205	2.7

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit. We generated wholesale gross profit of $1.4 million, $0.6 million and $0.7 million in 2012, 2011 and 2010, respectively.

Finance and Insurance
	Year Ended December 31,			%
(Dollars in thousands)	2012	2011	Increase	Increase
Reported
Revenue	$112,234	$84,130	$28,104	33.4%

Same store
Revenue	$107,376	$81,055	$26,321	32.5%

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Reported
Revenue	$84,130	$64,217	$19,913	31.0%

Same store
Revenue	$78,619	$60,440	$18,179	30.1%

The increases in finance and insurance sales in 2012 compared to 2011 and 2011 compared to 2010 were driven by increased vehicle sales volume. The availability of consumer credit has expanded since 2010 with lenders increasing the loan-to-value amount available to most customers. Additionally, competition continued to increase among lenders and we saw an increase in finance reserves.  As a result, we experienced annual improvement in the average amount of revenue per unit. These shifts afforded us the opportunity to sell additional or more comprehensive products, while remaining within a loan-to-value framework acceptable to our retail customer lenders.

Penetration rates for certain products were as follows:

	2012	2011	2010
Finance and insurance	76%	72%	68%
Service contracts	41	41	41
Lifetime oil change and filter	35	36	34

Service, Body and Parts Revenue
	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2012	2011	(Decrease)	(Decrease)
Reported
Customer pay	$196,077	$176,879	$19,198	10.9%
Warranty	52,713	52,041	672	1.3
Wholesale parts	64,139	56,826	7,313	12.9
Body shop	34,774	30,212	4,562	15.1
Total service, body and parts	$347,703	$315,958	$31,745	10.0%

Same store
Customer pay	$185,047	$173,074	$11,973	6.9%
Warranty	49,056	50,408	(1,352)	(2.7)
Wholesale parts	60,931	56,111	4,820	8.6
Body shop	34,769	30,212	4,557	15.1
Total service, body and parts	$329,803	$309,805	$19,998	6.5%

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Reported
Customer pay	$176,879	$155,569	$21,310	13.7%
Warranty	52,041	48,633	3,408	7.0
Wholesale parts	56,826	47,670	9,156	19.2
Body shop	30,212	26,073	4,139	15.9
Total service, body and parts	$315,958	$277,945	$38,013	13.7%

Same store
Customer pay	$158,451	$152,451	$6,000	3.9%
Warranty	45,411	47,397	(1,986)	(4.2)
Wholesale parts	51,894	47,072	4,822	10.2
Body shop	29,689	26,040	3,649	14.0
Total service, body and parts	$285,445	$272,960	$12,485	4.6%

Our service, body and parts business improved in 2012 compared to 2011 and in 2011 compared to 2010. Our customer pay business has increased as we maintained our focus on retaining customers through competitively-priced routine maintenance offerings and increased marketing efforts. The same store customer pay service and parts business represented 56.1% and 55.9% of the total same store service, body and parts business in 2012 and 2011, respectively. As a result of our increased focus and marketing efforts, same store customer pay business increased 6.9% in 2012 compared to 2011 and 3.9% in 2011 compared to 2010.

Warranty work accounted for approximately 14.9% of our same store service, body and parts sales in 2012 compared to 16.3% in 2011. In 2012 compared to 2011, same store warranty sales decreased 2.7%. Domestic brand warranty work decreased by 3.7%, while import/luxury warranty work decreased by 1.8% in 2012 compared to 2011. Same store warranty work declined 4.2% in 2011 compared to 2010. Warranty work continues to be impacted by declining units in operation from 2008, 2009 and 2010 and increased vehicle reliability, particularly in domestic brands.

We continued to grow our wholesale parts and body shop sales in 2012, which represented 29.0% of our same store service, body and parts revenue mix in 2012 and grew 10.9% on a same store basis in 2012 compared to 2011. These categories allow for incremental organic growth. Because both wholesale parts and body shop margins are lower than service work, we expect gross margins may modestly decline as these areas of the business comprise a larger portion of the total.

Gross Profit
Gross profit increased $94.0 million in 2012 compared to 2011 and increased $82.3 million in 2011 compared to 2010. The increases in 2012 and 2011 were primarily due to increased revenues, partially offset by declines in our overall gross profit margin.

Our gross profit margins by business line were as follows:

			Basis
	Year Ended December 31,		Point Change*
	2012	2011
New vehicle	7.3%	7.7%	(40	)bp
Retail used vehicle	14.6	14.5	10
Wholesale used vehicle	1.0	0.5	50
Finance and insurance	100.0	100.0	-
Service, body and parts	48.3	48.2	10
Fleet and other	3.9	8.6	(470)
Overall	16.3%	16.9%	(60)

			Basis
	Year Ended December 31,		Point Change*
	2011	2010
New vehicle	7.7%	8.2%	(50	)bp
Retail used vehicle	14.5	14.1	40
Wholesale used vehicle	0.5	0.7	(20)
Finance and insurance	100.0	100.0	-
Service, body and parts	48.2	48.2	-
Fleet and other	8.6	14.1	(550)
Overall	16.9%	17.8%	(90)

  * A basis point is equal to 1/100th of one percent.

Our overall gross profit margin decreased 60 basis points in 2012 compared to 2011. New vehicle margins decreased compared to 2011. This decrease was due to higher gross margins in 2011 as new vehicle supply had been limited due to the earthquake and tsunami in Japan. Additionally, in 2012, to gain market share in certain markets, we priced vehicles lower, negatively impacting margins. Used vehicle margins and service, body and parts margins were relatively unchanged in 2012 compared to 2011. Our overall gross profit margin decreased primarily due to a mix shift as we sold a greater number of new vehicles, which have lower margins than our other businesses.

Asset Impairment Charges
Asset impairments recorded as a component of continuing operations consist of the following (in thousands):

Year Ended December 31,	2012	2011	2010
Asset Impairments
Long-lived assets	$115	$1,376	$15,301

During 2012 and 2011, we recorded impairment charges associated with certain properties. As the expected future use of these facilities changed, the long-lived assets were tested for recoverability. As a result, we determined the carrying value exceeded the fair value of these properties and asset impairment charges were recorded.

During 2010, we believed events and circumstances indicated the carrying amount of our non-operational long-lived assets may no longer be recoverable, triggering interim impairment tests. We determined a triggering event had occurred based on the following factors:
●	slower industry recovery for retail vehicle sales than originally projected at the end of 2009;
●	oversupply of vacant dealership properties due to the economic downturn and bankruptcy proceedings for Chrysler and GM; and
●	the broader economic recovery, including the availability of credit, remained gradual, limiting the potential buyers of these types of properties.

Based on the results of those tests, we recorded asset impairment charges associated with certain properties during 2010.

See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information.

Selling, General and Administrative Expense (“SG&A”)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Year Ended December 31,			%
(Dollars in thousands)	2012	2011	Increase	Increase
Personnel	$243,249	$210,996	$32,253	15.3%
Advertising	31,913	23,875	8,038	33.7
Rent	15,162	13,256	1,906	14.4
Facility costs	24,172	17,260	6,912	40.0
Other	59,192	51,276	7,916	15.4
Total SG&A	$373,688	$316,663	$57,025	18.0

	Year Ended December 31,		Increase
As a % of gross profit	2012	2011	(Decrease)
Personnel	45.1%	47.4%	(230	)bps
Advertising	5.9	5.4	50
Rent	2.8	3.0	(20)
Facility costs	4.5	3.8	70
Other	11.0	11.5	(50)
Total SG&A	69.3%	71.1%	(180	)bps

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Personnel	$210,996	$176,938	$34,058	19.2%
Advertising	23,875	25,398	(1,523)	(6.0)
Rent	13,256	12,569	687	5.5
Facility costs	17,260	22,335	(5,075)	(22.7)
Other	51,276	46,923	4,353	9.3
Total SG&A	$316,663	$284,163	$32,500	11.4

	Year Ended December 31,		Increase
As a % of gross profit	2011	2010	(Decrease)
Personnel	47.4%	48.8%	(140	)bps
Advertising	5.4	7.0	(160)
Rent	3.0	3.5	(50)
Facility costs	3.8	6.1	(230)
Other	11.5	12.9	(140)
Total SG&A	71.1%	78.3%	(720	)bps

SG&A expense increased $57.0 million in 2012 compared to 2011, and $32.5 million in 2011 compared to 2010. These increases were primarily driven by increased variable costs associated with improved sales and an increase in advertising as we focused on gaining market share. These increases in costs were offset by a continued focus to reduce or maintain fixed costs and effectively manage variable costs. In 2011, a $6.3 million gain on the sale of property in California was recorded as a component of facility costs.

SG&A as a percentage of gross profit was 69.3% in 2012 compared to 71.1% in 2011 and 78.3% in 2010. Adjusting for the gain on the sale of property in California and other pro forma items, our adjusted SG&A expense as a percentage of gross profit was 69.3% in 2012 compared to 72.5% in 2011 and 77.8% in 2010. See Non-GAAP Reconciliations in Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding pro forma SG&A expense. As sales volume increases and we gain leverage in our cost structure, we anticipate achieving metrics of SG&A as a percentage of gross profit in the high 60% range with improved sales volumes.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A expense.

	Year Ended December 31,			% of Change in
(Dollars in thousands)	2012	2011	Change	Gross Profit
Gross profit	$539,300	$445,284	$94,016	100.0%
SG&A expense	(373,688)	(316,663)	(57,025)	(60.7)
Throughput contribution			$36,991	39.3%

	Year Ended December 31,			% of Change in
(Dollars in thousands)	2011	2010	Change	Gross Profit
Gross profit	$445,284	$362,946	$82,338	100.0%
SG&A expense	(316,663)	(284,163)	(32,500)	(39.5)
Throughput contribution			$49,838	60.5%

Throughput contributions for newly opened or acquired stores are on a ”first dollar” basis for the first twelve months of operations. We acquired four stores and opened two new stores in 2012 and, adjusting for these locations, our throughput contribution on a same store basis was 51.2% for the year ended December 31, 2012 compared to 2011. Our throughput contribution on a same store basis for 2011 compared to 2010 was 59.9%. We continue to target a same store throughput contribution of approximately 50%.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or betterments, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Year Ended December 31,			%
(Dollars in thousands)	2012	2011	Increase	Increase
Depreciation and amortization	$17,128	$16,427	$701	4.3%

	Year Ended December 31,			%
(Dollars in thousands)	2011	2010	Decrease	Decrease
Depreciation and amortization	$16,427	$17,012	$(585)	(3.4)%

Depreciation and amortization increased $0.7 million in 2012 compared to 2011 due to increased capital expenditures of $32.9 million in 2012. These expenditures were for the improvement of store facilities, purchases of new store locations, replacement of equipment and construction of a new headquarters building.

Depreciation and amortization decreased $0.6 million in 2011 compared to 2010. The decrease in 2011 compared to 2010 was due primarily to the sale of facilities in the second half of 2010 and early 2011.

Operating Income
Operating income was 4.5%, 4.2% and 2.3% of revenue, respectively, in 2012, 2011 and 2010. The increases in 2012 compared to 2011, and 2011 compared to 2010 were primarily due to improved sales and continued cost control.

Floor Plan Interest Expense and Floor Plan Assistance
Floor plan interest expense increased $2.5 million in 2012 compared to 2011. This increase is due to higher inventory levels compared to the prior year. Floor plan interest expense increased $0.2 million in 2011 compared to 2010.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Year Ended December 31,			%
(Dollars in thousands)	2012	2011	Increase	Increase
Floor plan interest expense (new vehicles)	$12,816	$10,364	$2,452	23.7%
Floor plan assistance (included as an offset to cost of sales)	(16,633)	(12,582)	4,051	32.2
Net new vehicle carrying costs (benefit)	$(3,817)	$(2,218)	$1,599	72.1%

	Year Ended December 31,			%
(Dollars in thousands)	2011	2010	Increase	Increase
Floor plan interest expense (new vehicles)	$10,364	$10,155	$209	2.1%
Floor plan assistance (included as an offset to cost of sales)	(12,582)	(9,362)	3,220	34.4
Net new vehicle carrying costs (benefit)	$(2,218)	$793	$3,011	379.7%

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages and our working capital, acquisition and used vehicle credit facility.

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2012	2011	(Decrease)	(Decrease)
Mortgage interest	$8,148	$11,395	$(3,247)	(28.5)%
Other interest	1,767	1,646	121	7.4
Capitalized interest	(294)	(163)	131	80.4
Total other interest expense	$9,621	$12,878	$(3,257)	(25.3)%

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2011	2010	(Decrease)	(Decrease)
Mortgage interest	$11,395	$13,593	$(2,198)	(16.2)%
Other interest	1,646	930	716	77.0
Capitalized interest	(163)	-	(163)	-
Total other interest expense	$12,878	$14,523	$(1,645)	(11.3)%

For 2012 compared to 2011, other interest decreased $3.3 million primarily due to the retirement of approximately $36.4 million in mortgages mainly in the first half of 2012. We also refinanced mortgages resulting in reduced interest rates. We had $42.3 million in mortgage issuances, mainly occurring in the fourth quarter of 2012, which had minimal impact on interest expense for the full year. This decrease related to mortgage interest was offset by higher volumes of borrowing on our credit facility.

Other interest expense decreased $1.6 million in 2011 compared to 2010 primarily due to decreases in outstanding real estate mortgage debt, partially offset by an increase in interest on our working capital, acquisition and used vehicle credit facility due to a higher volume of borrowing compared to 2010.  Additionally, we recorded $0.2 million in capitalized interest in 2011 associated with construction projects, further reducing our overall interest expense.

Other Income, net
Other income, net primarily includes interest income and, beginning in 2012, the gains related to an equity investment. Other income, net was $2.5 million, $0.7 million and $0.4 million for 2012, 2011 and 2010, respectively.

Income Tax Expense
Our effective income tax rate was 38.2% in 2012, 37.5% in 2011 and 38.8% in 2010. Our federal income tax rate is 35.0% and our state income tax rate is currently 3.4%, which varies with the mix of states where our stores are located. We also have certain non-deductible expenses and other adjustments that impact our effective rate.

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

The following tables reconcile certain non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (dollars in thousands, except per share amounts):

	Year Ended December 31, 2012
	As reported	Asset impairment and disposal gain	Equity investment	Tax attribute	Adjusted
Asset impairments	$115	$(115)	$-	$-	$-
Selling, general and administrative	$373,688	$739	$-	$-	$374,427

Income from operations	$148,369	$(624)	$-	$-	$147,745

Other income, net	$2,525	$-	$(244)	$-	$2,281

Income from continuing operations before income taxes	$128,457	$(624)	$(244)	$-	$127,589
Income tax provision	(49,062)	249	97	(1,447)	(50,163)
Income from continuing operations, net of income tax	$79,395	$(375)	$(147)	$(1,447)	$77,426
Income from discontinued operations, net of income tax	$967	$(172)	$-	$-	$795
Net income	$80,362	$(547)	$(147)	$(1447)	$78,221

Diluted income (loss) per share from continuing operations	$3.03	$(0.01)	$(0.01)	$(0.05)	$2.96
Diluted income (loss) per share from discontinued operations	$0.04	$(0.01)	$-	$-	$0.03
Diluted net income per share	$3.07	$(0.02)	$(0.01)	$(0.05)	$2.99

Diluted share count	26,170

	Year Ended December 31, 2011
	As reported	Asset impairment and disposal gain	Reserve adjustments	Adjusted
Cost of Sales – service, body and parts	$163,738	$-	$(950)	$162,788
Gross Profit	$445,284	$-	$950	$446,234

Asset impairments	$1,376	$(1,376)	$-	$-

Selling, general and administrative	$316,663	$6,881	$-	$323,544
Income from operations	$110,818	$(5,505)	$950	$106,263

Income from continuing operations before income taxes	$88,270	$(5,505)	$950	$83,715
Income tax provision	(33,060)	1,724	(360)	(31,696)
Income from continuing operations, net of income tax	$55,210	(3,781)	$590	$52,019
Income from discontinued operations, net of income tax	$3,650	$(2,616)	$-	$1,034
Net income	$58,860	(6,397)	$590	$53,053

Diluted income per share from continuing operations	$2.07	$(0.14)	$0.02	$1.95
Diluted income per share from discontinued operations	$0.14	$(0.10)	$-	$0.04
Diluted net income per share	$2.21	$(0.24)	$0.02	$1.99
Diluted share count	26,664

	Year Ended December 31, 2010
	As reported	Asset impairment and disposal gain	Reserve adjustment	Adjusted
Gross Profit	$362,946	$-	$1,040	$363,986
Asset impairments	$15,301	$(15,301)	$-	$-
Selling, general and administrative	$284,163	$419	$(1,238)	$283,344

Income from operations	$46,470	$14,882	$2,278	$63,630

Income from continuing operations before income taxes	$22,212	$14,882	$2,278	$39,372
Income tax provision	(8,625)	(5,716)	(782)	(15,123)
Income from continuing operations, net of income tax	$13,587	$9,166	$1,496	$24,249
Income from discontinued operations, net of income tax	$132	$181	$-	$313
Income from continuing operations, net of income tax	$13,719	$9,347	$1,496	$24,562

Diluted income (loss) per share from continuing operations	$0.52	$0.35	$0.05	0.92
Diluted income (loss) per share from discontinued operations	$-	$0.01	$-	$0.01
Diluted net income per share	$0.52	$0.36	$0.05	$0.93
Diluted share count	26,279

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

Below is a summary and discussion of our available funds (in thousands):

	As of December 31,		Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Cash and cash equivalents	$42,839	$20,851	$21,988	105.5%
Available credit on the Credit Facility	120,536	10,449	110,087	1,053.6
Unfinanced new vehicles	-	65,857	(65,857)	(100.0)
Total available funds	$163,375	$97,157	$66,218	68.2%

Historically, we have raised capital through the sale of assets, sale of stores, issuance of stock and the issuance of debt. We may strategically use excess cash to reduce the amount of debt outstanding when appropriate. During 2012, 2011 and 2010, we raised $14.2 million, $23.5 million and $18.3 million, respectively, through the sale of assets and stores and the issuance of long-term debt (primarily related to the financing of certain real estate), net of debt repayments in excess of scheduled amounts.

We have the ability to raise funds through the financing of owned real estate. As of December 31, 2012, we had a book value of $102.1 million in unfinanced owned real estate. Assuming we can obtain financing on 75% of this value, we estimate we could obtain additional funds of approximately $76.6 million; however, no assurances can be provided that this capital source will be available in sufficient amounts or with terms acceptable to us.

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

	Outstanding as of December 31, 2012	Remaining Available as of December 31, 2012
New vehicle floor plan commitment	$568,130	$-	(1),(4)
Floor plan notes payable	13,454	-	(4)
Used vehicle inventory financing facility	78,309	-	(3)
Revolving line of credit	21,045	120,536	(2),(3)
Real estate mortgages	192,928	-
Other debt	2,776	-
Liabilities related to assets held for sale	8,347	-	(4)
Total debt	$884,989	$120,536

(1)	We have a $575 million new vehicle floor plan commitment as part of our credit facility.
(2)	Available credit is based on the borrowing base amount effective as of December 31, 2012. This amount is reduced by $3.4 million for outstanding letters of credit.
(3)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(4)
At December 31, 2012, an additional $6.9 million of floor plan notes payable outstanding on our new vehicle floor plan commitment and $1.4 million of floor plan notes payable on vehicles designated as service loaners are recorded as liabilities related to assets held for sale.

Credit Facility
On April 17, 2012, we executed a new five-year $650 million credit facility with a syndicate of 10 financial institutions, including four manufacturer-affiliated finance companies. On December 19, 2012 we entered into an amendment to the loan agreement that expanded the available loan commitment to $800 million. The amendment to loan agreement amended the allocation of the financing commitment to $575 million in new vehicle inventory floor plan financing, $80 million in used vehicle inventory floor plan financing and $145 million in a revolving line of credit for general corporate purposes, including acquisitions and working capital. All borrowings from, and repayments to, our syndicated lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

The interest rate on the credit facility varies based on the type of debt with the rate ranging from the one-month LIBOR plus 1.50% to the one-month LIBOR plus 2.0%. The interest rates on the credit facility at December 31, 2012 ranged from 1.7% to 2.2%. Our financial covenants related to this credit facility include maintaining a current ratio of not less than 1.20x, a fixed charge coverage ratio of not less than 1.20x and a leverage ratio of not more than 5.0x.

New Vehicle Lines
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

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate and leasehold improvements. Interest rates related to this debt ranged from 1.8% to 5.9% at December 31, 2012. The mortgages are payable in various installments through May 2031. As of December 31, 2012, we had fixed interest rates on 66% of our outstanding mortgages.

Our other debt includes various notes, capital leases and obligations assumed as a result of acquisitions and other agreements and had interest rates that ranged from 2.0% to 9.0% at December 31, 2012. This debt, which totaled $2.8 million at December 31, 2012, is due in various installments through May 2019.

Debt Covenants
Under the terms of our credit facility and other debt agreements, we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement			As of December 31, 2012
Current ratio	Not less than 1.20	to	1	1.43	to	1
Fixed charge coverage ratio	Not less than 1.20	to	1	2.35	to	1
Liabilities to tangible net worth ratio	Not more than 5.00	to	1	2.08	to	1
Funded debt restriction	Not to exceed $375 million			$195.7 million

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

Inventories
We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. As of December 31, 2012, our new vehicle days supply was 76, or 14 days higher than our days supply as of December 31, 2011. The increase in our 2012 new vehicle inventory levels is partly related to the building of certain truck models prior to manufacturer planned platform changes, when production is halted and additional vehicles will not be available for several months. Additionally, 2011 new vehicle inventory levels were lower than normal as inventory supply was recovering from the effects of the earthquake and tsunami in Japan in the last half of 2011. Our days supply of used vehicles was 56 days as of December 31, 2012, or 4 days higher than our days supply as of December 31, 2011. We have continued to focus on managing our mix and maintaining an appropriate level of used vehicle inventory.

Contractual Payment Obligations
A summary of our contractual commitments and obligations as of December 31, 2012, was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2013	2014 and 2015	2016 and 2017	2018 and beyond
New vehicle floor plan commitment(1)	$568,130	$568,130	$-	$-	$-
Floor plan notes payable(1)	13,454	13,454	-	-	-
Used vehicle inventory financing facility	78,309	-	-	78,309	-
Revolving line of credit	21,045	-	-	21,045	-
Liabilities related to assets held for sale	8,347	8,347	-	-	-
Real estate debt, including interest	230,854	14,463	28,902	52,207	135,282
Other debt, including capital leases and interest	3,871	258	503	409	2,701
Charge-backs on various contracts	13,504	7,540	5,345	609	10
Operating leases(2)	139,965	16,930	29,562	23,205	70,268
Fixed rate payments on interest rate swaps	5,511	2,085	2,832	594	-
	$1,082,990	$631,207	$67,144	$176,378	$208,261

(1)
Amounts for floor plan notes payable, the used vehicle inventory financing facility and the revolving line of credit do not include estimated interest payments. See Notes 1 and 6 in the Notes to Consolidated Financial Statements.

(2)
Amounts for operating lease commitments do not include sublease income, and certain operating expenses such as maintenance, insurance and real estate taxes.  See Note 7 in the Notes to Consolidated Financial Statements.

Capital Expenditures
Capital expenditures were $64.6 million, $31.7 million and $7.6 million for 2012, 2011 and 2010, respectively. The increase in capital expenditures in 2012 compared to 2011 was mainly related to the building of facilities for an awarded open point, the purchase of previously leased facilities, image improvements and the construction of, and relocation to, a new headquarters building. The increase in 2011 compared to 2010 was related to improvements at certain of our store facilities, the purchase of new store locations, replacement of equipment and construction of a new headquarters building.

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

Dividends
Our Board of Directors paid dividends on our Class A and Class B common stock in 2012 as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2012	$0.07	$1,815
May 2012	0.10	2,583
August 2012	0.10	2,545
November 2012	0.10	2,556
December 2012	0.10	2,567

Management evaluates performance and makes a recommendation to the Board of Directors on dividend payments on a quarterly basis. An additional dividend payment was paid in December 2012 in lieu of the dividend typically declared and paid in March of the following year.

Share Repurchase Program
In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. As of December 31, 2011, we had purchased all available shares under this program, 419,376 of which were purchased during 2011 at an average price of $17.92 per share.

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. On July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. Through December 31, 2012, we had purchased 1,145,147 shares under these programs at an average price of $22.33 per share.

As of December 31, 2012, 1,854,853 shares remained available for repurchase. These plans do not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

Selected Consolidated Quarterly Financial Data
The following tables set forth our unaudited quarterly financial data(1) (2).

2012 (in thousands, except per share data )	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle	$392,946	$455,939	$491,847	$506,871
Used vehicle retail	190,619	207,341	227,157	208,367
Used vehicle wholesale	33,357	35,106	35,006	35,768
Finance and insurance	24,877	27,183	30,930	29,244
Service, body and parts	83,544	85,456	89,038	89,665
Fleet and other	12,903	11,317	4,548	7,458
Total revenues	738,246	822,342	878,526	877,373
Cost of sales	613,912	688,246	736,016	739,013
Gross profit	124,334	134,096	142,510	138,360
Asset impairments	115	-	-	-
Selling, general and administrative	88,440	92,990	95,132	97,126
Depreciation and amortization	4,138	4,198	4,351	4,441
Operating income	31,641	36,908	43,027	36,793
Floor plan interest expense	(2,902)	(3,054)	(3,370)	(3,490)
Other interest expense	(2,726)	(2,531)	(2,125)	(2,239)
Other, net	498	820	453	754

Income from continuing operations before income taxes	26,511	32,143	37,985	31,818
Income tax provision	(9,877)	(12,138)	(14,893)	(12,154)
Income before discontinued operations	16,634	20,005	23,092	19,664
Discontinued operations, net of tax	162	486	150	169
Net income	$16,796	$20,491	$23,242	$19,833

Basic income per share from continuing operations	$0.64	$0.78	$0.91	$0.77
Basic income per share from discontinued operations	0.01	0.02	-	-
Basic net income per share	$0.65	$0.80	$0.91	$0.77

Diluted income per share from continuing operations	$0.63	$0.76	$0.90	$0.76
Diluted income per share from discontinued operations	-	0.02	-	-
Diluted net income per share	$0.63	$0.78	$0.90	$0.76

2011 (in thousands, except per share data)	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle	$295,533	$339,378	$374,460	$382,004
Used vehicle retail	153,803	172,283	182,432	170,053
Used vehicle wholesale	29,327	28,852	35,288	34,862
Finance and insurance	18,939	20,492	22,302	22,397
Service, body and parts	72,199	78,410	83,296	82,053
Fleet and other	3,128	17,168	10,108	3,979
Total revenues	572,929	656,583	707,886	695,348
Cost of sales	473,270	542,607	589,089	582,496
Gross profit	99,659	113,976	118,797	112,852
Asset impairments	383	489	-	504
Selling, general and administrative	75,294	79,903	83,135	78,331
Depreciation and amortization	4,059	4,170	4,103	4,095
Operating income	19,923	29,414	31,559	29,922
Floor plan interest expense	(2,423)	(3,281)	(1,954)	(2,706)
Other interest expense	(3,284)	(2,999)	(3,063)	(3,532)
Other, net	76	171	214	233
Income from continuing operations before income taxes	14,292	23,305	26,756	23,917
Income tax provision	(5,914)	(8,716)	(10,534)	(7,896)
Income before discontinued operations	8,378	14,589	16,222	16,021
Discontinued operations, net of tax	327	237	341	2,745
Net income	$8,705	$14,826	$16,563	$18,766

Basic income per share from continuing operations	$0.32	$0.55	$0.62	$0.62
Basic income per share from discontinued operations	0.01	0.01	0.01	0.10
Basic net income per share	$0.33	$0.56	$0.63	$0.72

Diluted income per share from continuing operations	$0.31	$0.54	$0.61	$0.61
Diluted income per share from discontinued operations	0.02	0.01	0.01	0.10
Diluted net income per share	$0.33	$0.55	$0.62	$0.71

(1)	Quarterly data may not add to yearly totals due to rounding.
(2)	Certain reclassifications of amounts previously reported have been made to the quarterly financial data to maintain consistency and comparability between periods presented.

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

Inflation
The effects of inflation were insignificant in the years ended December 31, 2012, 2011 and 2010.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt
Our credit facility, other floor plan notes payable and certain real estate mortgages are structured as variable rate debt. The interest rates on our variable rate debt are tied to either the one- or three-month LIBOR or the prime rate. These debt obligations, therefore, expose us to variability in interest payments due to changes in these rates. Certain floor plan debt is based on open-ended lines of credit tied to each individual store from the various manufacturer finance companies.

Our variable-rate floor plan notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. At December 31, 2012, we had $746.2 million outstanding under such agreements at a weighted average interest rate of 1.9% per annum. A 10% increase in interest rates would increase annual interest expense by approximately $1.4 million, net of tax, based on amounts outstanding at December 31, 2012.

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

At December 31, 2012, we had $130.5 million of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between November 2016 and May 2031. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $134.7 million at December 31, 2012.

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

As of December 31, 2012, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:
●	$25 million interest rate swap at a fixed rate of 4.495% per annum, variable rate adjusted on the 26th of each month, matures January 25, 2013;
●	$25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month, matures April 30, 2013;
●	$25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month, matures April 30, 2013 and
●	$25 million interest rate swap at a fixed rate of 5.587% per annum, variable rate adjusted on the 1st and 16th of each month, matures June 15, 2016.

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2012 was 0.21% per annum, as reported in the Wall Street Journal.

The fair value of our interest rate swap agreements represents the estimated receipts or payments that would be made to terminate the agreements. These amounts related to our cash flow hedges are recorded as deferred gains or losses in our Consolidated Balance Sheets with the offset recorded in accumulated other comprehensive income, net of tax. Changes to the fair value of discontinued cash flow hedges are recognized into earnings as a component of floor plan interest expense. At December 31, 2012, the fair value of all of our agreements was a liability of $4.7 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $1.9 million at December 31, 2012.

Risk Management Policies
We assess interest rate cash flow risk by continually identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our policy is to manage this risk through a mix of fixed rate and variable rate debt structures and interest rate swaps.

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

Item 8.  Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2012 is included in Item 7.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, our management concluded that, as of December 31, 2012, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2012, which is included in Item 8 of this Form 10-K.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Election of Directors, Committees of the Board of Directors, Audit Committee Independence and Financial Expert, Code of Business Conduct and Ethics, Named Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2013 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by this item will be included under the captions Compensation of Directors, Compensation Committee Report, Compensation Discussion and Analysis, Executive Compensation, Potential Payments Upon Termination or Change-in-Control, Company Compensation Policies and Practices, Risk Analysis and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2013 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by shareholders				1,349,152
Options	253,499	$6.26
Restricted stock units	583,463	NA(1)

Equity compensation plans not approved by shareholders	-	-		-
Total	836,962	$6.26	(1)	1,349,152

(1)	There is no exercise price associated with our restricted stock units. The total weighted average exercise price is shown with respect to options only.
(2)	Includes 667,859 shares available pursuant to our 2003 Stock Incentive Plan and 681,293 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2013 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2013 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Information required by this item will be included under the caption Fees Paid to KPMG LLP Related to Fiscal 2012 and 2011 and Pre-Approval Policies in our Proxy Statement for our 2013 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

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

Exhibit	Description
3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (incorporated by reference to exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 1999)

3.2	Amended and Restated Bylaws of Lithia Motors, Inc. (Corrected) (incorporated by reference to exhibit 3.2 to the Company’s Form 10-K for the year ended December 31, 2008)

10.1*	2009 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2009 annual meeting of shareholders filed on March 20, 2009)

10.2*	Lithia Motors, Inc. 2001 Stock Option Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for its 2001 annual meeting of shareholders filed on May 8, 2001)

10.2.1*	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan (incorporated by reference to exhibit 10.6.1 to the Company’s Form 10-K for the year ended December 31, 2001)

10.2.2*	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan (incorporated by reference to exhibit 10.6.2 to the Company’s Form 10-K for the year ended December 31, 2001)

10.3	Lithia Motors, Inc. Amended and Restated 2003 Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2011)

10.3.1	RSU Deferral Plan (incorporated by reference to exhibit 10.3.1 to the Company’s Form 10-K for the year ended December 31, 2011)

10.4*	Form of Restricted Stock Unit Agreement for Senior Executives (incorporated by reference to exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2010)

10.4.1*	Form of Restricted Stock Unit Agreement for Non-Executive Officers (incorporated by reference to exhibit 10.4.1 to the Company’s Form 10-K for the year ended December 31, 2010)

10.4.2*	Form of Restricted Stock Unit Agreement for Non-Executive Directors (incorporated by reference to exhibit 10.4.2 to the Company’s Form 10-K for the year ended December 31, 2010)

10.5*
Written description of Discretionary Support Services Variable Performance Compensation Plan (incorporated by reference from the Company’s Proxy Statement for the 2013 Annual Meeting under the caption Compensation Discussion and Analysis - Elements of Compensation Program)

10.6
Chrysler Corporation Sales and Service Agreement Additional Terms and Provisions (incorporated by reference to exhibit 10.3.2 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-14031, as declared effective by the Securities Exchange Commission on December 18, 1996)

Exhibit	Description
10.6.1
Chrysler Corporation Chrysler Sales and Service Agreement, dated September 28, 1999, between Chrysler Corporation and Lithia Chrysler Plymouth Jeep Eagle, Inc. (incorporated by reference to exhibit 10.15.1 to the Company’s Form 10-K for the year ended December 31, 1999 (Additional Terms and Provisions to the Sales and Service Agreements are in Exhibit 10.9) (1))

10.7	Mercury Sales and Service Agreement General Provisions (incorporated by reference to exhibit 10.6.5 to the Company’s Registration Statement on Form S-1, Reg. No. 333-14031)

10.7.1
Supplemental Terms and Conditions agreement between Ford Motor Company and Lithia Motors, Inc. dated June 12, 1997 (incorporated by reference to exhibit 10.7.2 to the Company’s Form 10-K for the year ended December 31, 1997)

10.7.2
Mercury Sales and Service Agreement, dated June 1, 1997, between Ford Motor Company and Lithia TLM, LLC dba Lithia Lincoln Mercury (incorporated by reference to exhibit 10.7.1 to the Company’s Form 10-K for the year ended December 31, 1997) (general provisions are in Exhibit 10.10) (2)

10.8	Volkswagen Dealer Agreement Standard Provisions (incorporated by reference to exhibit 10.16.2 to the Company’s Form 10-K for the year ended December 31, 1997)

10.8.1
Volkswagen Dealer Agreement dated September 17, 1998, between Volkswagen of America, Inc. and Lithia HPI, Inc. dba Lithia Volkswagen (incorporated by reference to exhibit 10.17.1 to the Company’s Form 10-K for the year ended December 31, 1999 (standard provisions are in Exhibit 10.11) (3)

10.9	General Motors Dealer Sales and Service Agreement Standard Provisions (incorporated by reference to exhibit 10.7.2 to the Company’s Registration Statement on Form S-1, Reg. No. 333-14031)

10.9.1
Supplemental Agreement to General Motors Corporation Dealer Sales and Service Agreement dated January 16, 1998 (incorporated by reference to exhibit 10.18.1 to the Company’s Form 10-K for the year ended December 31, 1999)

10.9.2
Chevrolet Dealer Sales and Service Agreement dated October 13, 1998 between General Motors Corporation, Chevrolet Motor Division and Camp Automotive, Inc. (incorporated by reference to exhibit 10.31 to the Company’s Form 10-K for the year ended December 31, 1998) (4)

10.10	Toyota Dealer Agreement Standard Provisions (incorporated by reference to exhibit 10.10.2 to the Company’s Registration Statement on Form S-1, Reg. No. 333-14031)

10.10.1
Toyota Dealer Agreement, between Toyota Motor Sales, USA, Inc. and Lithia Motors, Inc., dba Lithia Toyota, dated February 15, 1996 (incorporated by reference to exhibit 10.20.1 to the Company’s Form 10-K for the year ended December 31, 1999) (5)

10.11	Nissan Standard Provisions (incorporated by reference to exhibit 10.15.2 to the Company’s Form 10-K for the year ended December 31, 1997)

10.11.1	Nissan Public Ownership Addendum dated August 30, 1999 (incorporated by reference to exhibit 10.22.1 to the Company’s Form 10-K for the year ended December 31, 1999) (6)

10.11.2
Nissan Dealer Term Sales and Service Agreement between Lithia Motors, Inc., Lithia NF, Inc., and the Nissan Division of Nissan Motor Corporation In USA dated January 2, 1998 (incorporated by reference to exhibit 10.15.1 to the Company’s Form 10-K for the year ended December 31, 1997) (standard provisions are in Exhibit 10.14) (7)

10.12
Lease Agreement between CAR LIT, LLC and Lithia Real Estate, Inc. relating to properties in Medford, Oregon (incorporated by reference to exhibit 10.36 to the Company’s Form 10-K for the year ended December 31, 1999) (8)

10.13*	Non Employee Director Compensation Plan 2010/2011 Service Year (incorporated by reference to exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2011)

10.13.1*	Non Employee Director Compensation Plan 2012/2013 Service Year

10.14*	Form of Outside Director Nonqualified Deferred Compensation Agreement (incorporated by reference to exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2005)

10.15	Option Agreement between the Company and M. L. Dick Heimann dated December 31, 2009 (incorporated by reference to exhibit 99.1 to the Company’s Form 8-K filed January 5, 2010)

10.15.1*
Executive Nonqualified Deferred Compensation Agreement between the Company and M. L. Dick Heimann dated December 31, 2009 (incorporated by reference to exhibit 99.2 to the Company’s Form 8-K filed January 5, 2010)

Exhibit	Description
10.16
Loan Agreement dated as of April 17, 2012 between Lithia Motors, Inc., and U.S. Bank National Association, as agent for the lenders, and U.S. Bank National Association, JPMorgan Chase Bank, N.A., Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation, BMW Financial Services N.A., LLC, Nissan Motor Acceptance Corporation, Bank of America, N.A., Wells Fargo Bank, N.A., Bank of the West and Key Bank National Association, as lenders (incorporated by reference to exhibit 99.1 to the Company’s Form 8-K filed April 20, 2012)

10.16.1
Amendment to Loan Agreement dated December 19, 2012 with U.S. Bank National Association as agent for the lenders, and U.S. Bank National Association, JPMorgan Chase Bank, N.A., Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation, BMW Financial Services N.A., LLC, Nissan Motor Acceptance Corporation, Bank of America, N.A., Wells Fargo Bank, N.A., Bank of the West and KeyBank National Association, as lenders (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed December 24, 2012)

10.17*	Amended and Restated Split-Dollar Agreement

10.18*
Terms of Amended Employment and Change in Control Agreement between Lithia Motors, Inc. and Sidney B. DeBoer dated January 15, 2009 (incorporated by reference to exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2008) (9)

10.19*	Form of Indemnity Agreement for each Named Executive Officer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 29, 2009)

10.20*	Form of Indemnity Agreement for each non-management Director (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed May 29, 2009)

10.21*	Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (incorporated by reference to exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2010)

10.21.1*
Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award for Sidney DeBoer (incorporated by reference to exhibit 10.22.1 to the Company’s Form 10-K for the year ended December 31, 2010)

10.21.2*
Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award (incorporated by reference to exhibit 10.22.2 to the Company’s Form 10-K for the year ended December 31, 2010)

10.22	Acquisition and Option Termination Agreement with M.L. Dick Heimann dated December 16, 2011 (incorporated by reference to exhibit 99.1 to the Company’s Form 8-K filed December 22, 2011)

10.22.1*	Form of Membership Purchase Agreement with M.L. Dick Heimann (incorporated by reference to exhibit 99.2 to the Company’s Form 8-K filed December 22, 2011)

10.23*	Employment Agreement with Executive Vice President Brad Gray dated March 1, 2012 (incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2012)

10.24*	Form of Amended Employment and Change in Control Agreement dated February 22, 2013 between the Company and each of Scott Hillier, Bryan B. DeBoer, John F. North III and Chris Holzshu

12	Ratio of Earnings to Combined Fixed Charges

21	Subsidiaries of Lithia Motors, Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Exhibit	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Substantially identical agreements exist between DaimlerChrysler Motor Company, LLC and those other subsidiaries operating Dodge, Chrysler, Plymouth or Jeep dealerships.
(2)	Substantially identical agreements exist for its Ford and Lincoln-Mercury lines between Ford Motor Company and those other subsidiaries operating Ford or Lincoln-Mercury dealerships.
(3)	Substantially identical agreements exist between Volkswagen of America, Inc. and those subsidiaries operating Volkswagen dealerships.
(4)	Substantially identical agreements exist between Chevrolet Motor Division, GM Corporation and those other subsidiaries operating General Motors dealerships.
(5)	Substantially identical agreements exist (except the terms are all 2 years) between Toyota Motor Sales, USA, Inc. and those other subsidiaries operating Toyota dealerships.
(6)	Substantially identical documents exist with each Nissan store.
(7)	Substantially identical agreements exist between Nissan Motor Corporation and those other subsidiaries operating Nissan dealerships.
(8)	Lithia Real Estate, Inc. leases all the property in Medford, Oregon sold to CAR LIT, LLC under substantially identical leases covering six separate blocks of property.
(9)	Substantially similar agreements exist between Lithia Motors, Inc. and each of M.L. Dick Heimann, Bryan B. DeBoer, Christopher S. Holzshu and John F. North III.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2013	LITHIA MOTORS, INC.

	By:	/s/Bryan B. DeBoer
Bryan B. DeBoer
Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2013:

Signature	Title

/s/ Bryan B. DeBoer	Director, President and Chief Executive Officer
Bryan B. DeBoer	(Principal Executive Officer)

/s/ Christopher S. Holzshu	Senior Vice President, Chief Financial Officer
Christopher S. Holzshu	and Secretary (Principal Financial Officer)

/s/John F. North III	Vice President and Corporate Controller
John F. North III	(Principal Accounting Officer)

/s/Thomas Becker	Director
Thomas Becker

/s/Susan O. Cain	Director
Susan O. Cain

/s/Sidney B. DeBoer	Director
Sidney B. DeBoer

/s/M.L. Dick Heimann	Director
M.L. Dick Heimann

/s/Kenneth E. Roberts	Director
Kenneth E. Roberts

/s/William J. Young	Director
William J. Young

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lithia Motors, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related Consolidated Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2012. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Lithia Motors, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 22, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
February 22, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Lithia Motors, Inc.:

We have audited Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lithia Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lithia Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related Consolidated Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 22, 2013 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/ KPMG LLP

Portland, Oregon
February 22, 2013

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$42,839	$20,851
Accounts receivable, net of allowance for doubtful accounts of $336 and $261	133,149	99,407
Inventories, net	723,326	506,484
Deferred income taxes	3,832	4,730
Other current assets	17,484	16,719
Assets held for sale	12,579	-
Total Current Assets	933,209	648,191

Property and equipment, net of accumulated depreciation of $97,883 and $99,115	425,086	373,779
Goodwill	32,047	18,958
Franchise value	62,429	59,095
Deferred income taxes	17,123	29,270
Other non-current assets	22,808	16,840
Total Assets	$1,492,702	$1,146,133

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$13,454	$114,760
Floor plan notes payable: non-trade	568,130	229,180
Current maturities of long-term debt	8,182	8,221
Trade payables	41,589	31,712
Accrued liabilities	81,602	72,711
Liabilities related to assets held for sale	8,347	-
Total Current Liabilities	721,304	456,584

Long-term debt, less current maturities	286,876	278,653
Deferred revenue	33,589	25,146
Other long-term liabilities	22,832	18,629
Total Liabilities	1,064,601	779,012

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 22,916 and 22,195	268,801	279,366
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 2,762 and 3,762	343	468
Additional paid-in capital	12,399	10,918
Accumulated other comprehensive loss	(2,615)	(4,508)
Retained earnings	149,173	80,877
Total Stockholders' Equity	428,101	367,121
Total Liabilities and Stockholders' Equity	$1,492,702	$1,146,133

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
New vehicle	$1,847,603	$1,391,375	$1,020,883
Used vehicle retail	833,484	678,571	558,105
Used vehicle wholesale	139,237	128,329	103,817
Finance and insurance	112,234	84,130	64,217
Service, body and parts	347,703	315,958	277,945
Fleet and other	36,226	34,383	11,655
Total revenues	3,316,487	2,632,746	2,036,622
Cost of sales:
New vehicle	1,713,156	1,284,225	937,237
Used vehicle retail	711,763	580,357	479,310
Used vehicle wholesale	137,823	127,732	103,114
Service, body and parts	179,633	163,738	144,003
Fleet and other	34,812	31,410	10,012
Total cost of sales	2,777,187	2,187,462	1,673,676
Gross profit	539,300	445,284	362,946
Asset impairments	115	1,376	15,301
Selling, general and administrative	373,688	316,663	284,163
Depreciation and amortization	17,128	16,427	17,012
Operating income	148,369	110,818	46,470
Floor plan interest expense	(12,816)	(10,364)	(10,155)
Other interest expense	(9,621)	(12,878)	(14,523)
Other income, net	2,525	694	420
Income from continuing operations before income taxes	128,457	88,270	22,212
Income tax provision	(49,062)	(33,060)	(8,625)
Income from continuing operations, net of income tax	79,395	55,210	13,587
Income from discontinued operations, net of income tax	967	3,650	132
Net income	$80,362	$58,860	$13,719

Basic income per share from continuing operations	$3.09	$2.10	$0.52
Basic income per share from discontinued operations	0.04	0.14	0.01
Basic net income per share	$3.13	$2.24	$0.53

Shares used in basic per share calculations	25,696	26,230	26,062

Diluted income per share from continuing operations	$3.03	$2.07	$0.52
Diluted income per share from discontinued operations	0.04	0.14	-
Diluted net income per share	$3.07	$2.21	$0.52

Shares used in diluted per share calculations	26,170	26,664	26,279

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$80,362	$58,860	$13,719
Other comprehensive income (loss), net of tax:
Gain (loss) on cash flow hedges, net of tax expense (benefit) of $1,175, $195 and $(626)	1,893	361	(1,019)
Comprehensive income	$82,255	$59,221	$12,700

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock				Additional	Accumulated Other Compre- hensive		Total Stock-
	Class A		Class B		Paid In	Income	Retained	holders'
	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2009	22,036	$280,880	3,762	$468	$10,501	$(3,850)	$19,039	$307,038
Net income	-	-	-	-	-	-	13,719	13,719
Fair value of interest rate swap agreements, net of tax benefit of $626	-	-	-	-	-	(1,019)	-	(1,019)
Issuance of stock in connection with employee stock plans	658	4,192	-	-	-	-	-	4,192
Shares forfeited by employees	(9)	-	-	-	-	-	-	-
Repurchase of Class A common stock	(162)	(1,626)	-	-	-	-	-	(1,626)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	-	1,361	-	-	471	-	-	1,832
Dividends paid	-	-	-	-	-	-	(3,919)	(3,919)
Balance at December 31, 2010	22,523	284,807	3,762	468	10,972	(4,869)	28,839	320,217
Net income	-	-	-	-	-	-	58,860	58,860
Fair value of interest rate swap agreements, net of tax expense of $195	-	-	-	-	-	361	-	361
Issuance of stock in connection with employee stock plans	438	5,654	-	-	-	-	-	5,654
Issuance of restricted stock to employees	11	-	-	-	-	-	-	-
Shares forfeited by employees	(5)	-	-	-	-	-	-	-
Repurchase of Class A common stock	(772)	(13,568)	-	-	-	-	-	(13,568)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	-	2,473	-	-	(54)	-	-	2,419
Dividends paid	-	-	-	-	-	-	(6,822)	(6,822)
Balance at December 31, 2011	22,195	279,366	3,762	468	10,918	(4,508)	80,877	367,121
Net income	-	-	-	-	-	-	80,362	80,362
Fair value of interest rate swap agreements, net of tax expense of $1,175	-	-	-	-	-	1,893	-	1,893
Issuance of stock in connection with employee stock plans	647	8,652	-	-	-	-	-	8,652
Issuance of restricted stock to employees	3	-	-	-	-	-	-	-
Repurchase of Class A common stock	(929)	(23,279)	-	-	-	-	-	(23,279)
Class B commons stock converted to Class A common stock	1,000	125	(1,000)	(125)				-
Compensation for stock and stock option issuances and excess tax benefits from option exercises	-	3,937	-	-	1,481	-	-	5,418
Dividends paid	-	-	-	-	-	-	(12,066)	(12,066)
Balance at December 31, 2012	22,916	$268,801	2,762	$343	$12,399	$(2,615)	$149,173	$428,101

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$80,362	$58,860	$13,719
Adjustments to reconcile net income to net cash used in operating activities:
Asset impairments	115	1,376	15,301
Depreciation and amortization	17,128	16,427	17,012
Depreciation and amortization within discontinued operations	186	521	574
Stock-based compensation	3,116	2,001	2,419
Gain on disposal of other assets	(747)	(6,495)	(107)
(Gain) loss from disposal activities within discontinued operations	621	(4,396)	301
Deferred income taxes	14,172	8,093	(2,131)
Excess tax benefit from share-based payment arrangements	(2,802)	(525)	(264)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(33,704)	(22,503)	(22,881)
Inventories	(230,442)	(78,202)	(68,305)
Other current assets	(4,194)	(13,111)	(1,633)
Other non-current assets	(6,176)	(1,108)	(2,029)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	(82,109)	13,510	10,550
Trade payables	8,001	5,998	4,960
Accrued liabilities	10,538	11,605	10,029
Other long-term liabilities and deferred revenue	13,459	7,183	1,155
Net cash used in operating activities	(212,476)	(766)	(21,330)

Cash flows from investing activities:
Principal payments received on notes receivable	946	121	85
Capital expenditures	(64,584)	(31,673)	(7,589)
Proceeds from sales of assets	6,027	29,677	10,288
Cash paid for acquisitions, net of cash acquired	(44,716)	(60,485)	(23,691)
Payments for life insurance policies	(3,288)	(900)	-
Proceeds from sales of stores	6,618	23,838	941
Net cash used in investing activities	(98,997)	(39,422)	(19,966)

Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade	348,477	63,145	24,090
Borrowings on lines of credit	592,623	56,000	40,000
Repayments on lines of credit	(580,269)	(9,000)	(24,000)
Principal payments on long-term debt, scheduled	(8,347)	(10,909)	(8,248)
Principal payments on long-term debt and capital leases, other	(40,765)	(55,666)	(40,146)
Proceeds from issuance of long-term debt	42,333	25,674	47,219
Proceeds from issuance of common stock	8,652	5,654	4,192
Repurchase of common stock	(23,279)	(13,568)	(1,626)
Excess tax benefit from share-based payment arrangements	2,802	525	264
Decrease (increase) in restricted cash	3,300	(3,300)	-
Dividends paid	(12,066)	(6,822)	(3,919)
Net cash provided by financing activities	333,461	51,733	37,826

Increase (decrease) in cash and cash equivalents	21,988	11,545	(3,470)

Cash and cash equivalents at beginning of year	20,851	9,306	12,776
Cash and cash equivalents at end of year	$42,839	$20,851	$9,306

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,976	$24,961	$25,357
Cash paid during the period for income taxes, net	36,579	33,722	8,000

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	2,609	-	63
Floor plan debt acquired in connection with acquisitions	-	19,348	1,856
Acquisition of assets with capital leases	2,609	-	77
Floor plan debt paid in connection with store disposals	6,712	1,784	2,134

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies

Organization and Business
We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of December 31, 2012, we offered 27 brands of new vehicles and all brands of used vehicles in 87 stores in the United States and online at Lithia.com. We sell new and used cars and trucks and replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, protection products and credit insurance.

Our dealerships are primarily located throughout the Western and Midwestern regions of the United States. We target mid-sized regional markets for domestic and import franchises and metropolitan markets for luxury franchises. We believe this strategy enables brand exclusivity with minimal competition from other dealerships with the same franchise in the market.

Basis of Presentation
The accompanying Consolidated Financial Statements reflect the results of operations, the financial position and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations of stores classified as discontinued operations have been presented on a comparable basis for all periods presented in the accompanying Consolidated Statements of Operations.  See Note 16.

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

Receivables are recorded at invoice and do not bear interest until such time as they are 60 days past due. The allowance for doubtful accounts is estimated based on our historical write-off experience and is reviewed on a monthly basis. Account balances are charged off against the allowance after all appropriate means of collection have been exhausted and the potential for recovery is considered remote. The annual activity for charges and subsequent recoveries are immaterial. See Note 2.

Inventories
Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation.

Manufacturers reimburse us for holdbacks, floor plan interest assistance and advertising assistance, which are reflected as a reduction in the carrying value of each vehicle purchased. We recognize advertising assistance, floor plan interest assistance, holdbacks, cash incentives and other rebates received from manufacturers that are tied to specific vehicles as a reduction to cost of sales as the related vehicles are sold.

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

The range of estimated useful lives is as follows:

Buildings and improvements (years)	5	to	40
Service equipment (years)	5	to	15
Furniture, office equipment, signs and fixtures (years)	3	to	10

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels and betterments are capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. For the years ended December 31, 2012 and 2011, we recorded capitalized interest of $0.3 million and $0.2 million, respectively. We recorded no capitalized interest in 2010.

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

Long-lived assets held and used by us are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We consider several factors when evaluating whether there are indications of potential impairment related to our long-lived assets, including store profitability, overall macroeconomic factors and impact of our strategic management decisions. If recoverability testing is performed, we evaluate assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows associated with the asset, including its disposition. If such assets are considered to be impaired, the amount by which the carrying amount of the assets exceeds the fair value of the assets is recognized as a charge to income from continuing operations.  See Note 4.

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

Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying value of the reporting unit more likely than not exceeds fair value. We have the option to qualitatively or quantitatively assess goodwill for impairment and in 2012 evaluated our goodwill using a quantitative assessment process. We have determined that we operate as one reporting unit for the goodwill impairment test.

We test our goodwill for impairment on October 1 of each year.  We used an Adjusted Present Value (“APV”) method, a fair-value based test, to indicate the fair value of our reporting unit. Under the APV method, future cash flows based on recently prepared operating forecasts and business plans are used to estimate the future economic benefits generated by the reporting unit. Operating forecasts and cash flows include estimated revenue growth rates based on management’s forecasted sales projections and on U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. A discount rate is utilized to convert the forecasted cash flows to their present value equivalent representing the indicated fair value of our reporting unit. The discount rate applied to the future cash flows factors an equity market risk premium, small stock risk premium, an average peer group beta and a risk-free interest rate. We compare the indicated fair value of our reporting unit to our market capitalization, including consideration of a control premium. The control premium represents the estimated amount an investor would pay to obtain a controlling interest. We believe this reconciliation is consistent with a market participant perspective.

The quantitative impairment test of goodwill is a two step process. The first step identifies potential impairment by comparing the estimated fair value of a reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step includes determining the implied fair value in the same manner as the amount of goodwill recognized in a business combination is determined. The implied fair value of goodwill is then compared with the carrying amount of goodwill to determine if an impairment loss is necessary.  See Note 5.

Franchise Value
We enter into agreements (“Franchise Agreements”) with the manufacturers. Franchise value represents a right received under Franchise Agreements with manufacturers and is identified on an individual store basis.

We evaluated the useful lives of our Franchise Agreements based on the following factors:
●	certain of our Franchise Agreements continue indefinitely by their terms;
●	certain of our Franchise Agreements have limited terms, but are routinely renewed without substantial cost to us;
●
other than franchise terminations related to the unprecedented reorganizations of Chrysler and General Motors, and allowed by bankruptcy law, we are not aware of manufacturers terminating Franchise Agreements against the wishes of the franchise owners under the ordinary course of business. A manufacturer may pressure a franchise owner to sell a franchise when the owner is in breach of the franchise agreement over an extended period of time;

●	state dealership franchise laws typically limit the rights of the manufacturer to terminate or not renew a franchise;
●	we are not aware of any legislation or other factors that would materially change the retail automotive franchise system; and
●
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

As an indefinite-lived intangible asset, franchise value is tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying value may exceed fair value. The impairment test for indefinite-lived intangible assets requires the comparison of estimated fair value to carrying value. An impairment charge is recorded to the extent the fair value is less than the carrying value. We have the option to early adopt an accounting amendment that allows us to qualitatively assess indefinite-lived intangible assets for impairment. In 2012 we evaluated our indefinite-lived intangible assets using a quantitative assessment process. We have determined the appropriate unit of accounting for testing franchise value for impairment is on an individual store basis.

We test our franchise value for impairment on October 1 of each year. The quantitative assessment uses a multi-period excess earnings (“MPEE”) model to estimate the fair value of our franchises. We have determined that only certain cash flows of the store are directly attributable to franchise rights. Future cash flows are based on recently prepared operating forecasts and business plans to estimate the future economic benefits that the store will generate. Operating forecasts and cash flows include estimated revenue growth rates that are calculated based on management’s forecasted sales projections and on the U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. Additionally, we use a contributory asset charge to represent working capital, personal property and assembled workforce costs. A discount rate is utilized to convert the forecasted cash flows to their present value equivalent. The discount rate applied to the future cash flows factors an equity market risk premium, small stock risk premium, an average peer group beta and a risk-free interest rate. See Note 5.

Advertising
We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Additionally, manufacturer cooperative advertising credits for qualifying, specifically-identified advertising expenditures are recognized as a reduction of advertising expense.

Advertising expense, net of manufacturer cooperative advertising credits, was $31.9 million, $23.9 million and $25.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Manufacturer cooperative advertising credits were $9.6 million in 2012, $7.8 million in 2011 and $2.5 million in 2010.

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

We depend on our manufacturers to deliver high-quality, defect-free vehicles. In the event that manufacturers experience future quality issues, our financial performance may be adversely impacted.

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles. We also receive incentives and rebates from our manufacturers, including cash allowances, financing programs, discounts, holdbacks and other incentives. These incentives are recorded as receivables on our Consolidated Balance Sheets until payment is received. Our financial condition could be materially adversely impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives and rebates at substantially similar terms, or to pay our outstanding receivables.

We enter into Franchise Agreements with the manufacturers. The Franchise Agreements generally limit the location of the dealership and provide the auto manufacturer approval rights over changes in dealership management and ownership. The auto manufacturers are also entitled to terminate the Franchise Agreement if the dealership is in material breach of the terms. Our ability to expand operations depends, in part, on obtaining consents of the manufacturers for the acquisition of additional dealerships. See also “Goodwill” and “Franchise Value” above.

We have a credit facility with a syndicate of 10 financial institutions, including four manufacturer-affiliated finance companies. Several of these financial institutions also provide mortgage financing. This credit facility is the primary source of floor plan financing for our new vehicle inventory and also provides used vehicle financing and a revolving line of credit. The term of the facility extends through April 2017, which provides a financing commitment for the next four years. At maturity our financial condition could be materially adversely impacted if lenders are unable to provide credit that has typically been extended to us or with terms unacceptable to us.

Our financial condition could be materially adversely impacted if these providers incur losses in the future or undergo funding limitations. Additionally, we exercised an option to increase the size of the credit facility within the first eight months of the agreement. We anticipate continued organic growth and growth through acquisitions. This growth will require additional credit which may be unavailable or with terms unacceptable to us. If these events were to occur, we may not be able to borrow sufficient funds to facilitate our growth.

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

We have variable rate floor plan notes payable, mortgages and other credit line borrowings that subject us to market risk exposure. At December 31, 2012, we had $746.2 million outstanding in variable rate debt. These borrowings had interest rates ranging from 1.7% to 3.2% per annum. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

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

Derivative Financial Instruments
We enter into interest rate swap agreements to reduce our exposure to market risks from changing interest rates on our new vehicle floor plan lines of credit. All derivative instruments are recorded on the Consolidated Balance Sheets as an asset or liability at fair value. The related gains and losses on these instruments are deferred as a component of stockholders’ equity, provided specific hedge accounting criteria are met. Recognition of the deferred gains and losses occurs in the period the related cash flow item hedged is recognized as a component of floor plan interest expense. To the extent the derivative contract is determined to be ineffective, the ineffective portion is immediately recognized in earnings. See Note 12.

Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

Estimates are used in the calculation of certain reserves maintained for charge-backs on estimated cancellations of service contracts; life, accident and disability insurance policies; and finance fees from customer financing contracts. We also use estimates in the calculation of various expenses, accruals and reserves, including anticipated losses related to workers compensation insurance, anticipated losses related to self-insurance components of our property and casualty and medical insurance, self-insured lifetime lube, oil and filter service contracts, discretionary employee bonuses, warranties provided on certain products and services and stock-based compensation. We also make certain estimates regarding the assessment of the recoverability of long-lived assets, indefinite-lived intangible assets and deferred tax assets.

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

As a result of these tests, we recorded asset impairments against long-lived assets totaling $0.1 million, $1.4 million and $15.3 million, respectively, in 2012, 2011 and 2010.

See Notes 4 and 16.

Stock-Based Compensation
Compensation costs associated with equity instruments exchanged for employee and director services are measured at the grant date, based on the fair value of the award, and recognized as an expense over the individual’s requisite service period (generally the vesting period of the equity award).  See Note 11.

Legal Costs
We are a party to numerous legal proceedings arising in the normal course of business. We accrue for certain legal costs, including attorney fees, and potential settlement claims related to various legal proceedings that are estimable and probable. See Note 7.

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

Warranty
We offer a 60-day, 3,000 mile limited warranty on the sale of most retail used vehicles. We also offer a 3-year, 50,000 mile warranty on parts used in our service repair work and a 2-year warranty on tire purchases. The cost that may be incurred for these warranties is estimated at the time the related revenue is recorded. A reserve for these warranty liabilities is estimated based on current sales levels, warranty experience rates and estimated costs per claim. The annual activity for reserve increases and claims are immaterial. As of December 31, 2012 and 2011, the accrued warranty balance was $0.3 million and $0.5 million, respectively.

(2)           Accounts Receivable

Accounts receivable consisted of the following (in thousands):

December 31,	2012	2011
Contracts in transit	$65,597	$47,867
Trade receivables	20,932	16,418
Vehicle receivables	21,298	15,930
Manufacturer receivables	25,658	19,453
	133,485	99,668
Less: Allowance	(336)	(261)
Total accounts receivables, net	$133,149	$99,407

Contracts in transit are receivables from various lenders for the financing of vehicles that we have arranged on behalf of the customer and are typically received within five to ten days of selling a vehicle. Trade receivables are comprised of amounts due from customers, lenders for the commissions earned on financing and third parties for commissions earned on service contracts and insurance products. Vehicle receivables represent receivables for the portion of the vehicle sales price paid directly by the customer.

Manufacturer receivables represent amounts due from manufacturers including holdbacks, rebates, incentives and warranty claims.

(3)           Inventories

Inventories consisted of the following (in thousands):

December 31,	2012	2011
New vehicles	$563,275	$372,838
Used vehicles	130,529	106,622
Parts and accessories	29,522	27,024
Total inventories	$723,326	$506,484

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle. As of December 31, 2012 and 2011, the carrying value of inventory had been reduced by $4.8 million and $3.2 million, respectively, for assistance received from manufacturers as discussed in Note 1.

 (4)           Property and Equipment

Property and equipment consisted of the following (in thousands):

December 31,	2012	2011
Land	$128,653	$120,092
Building and improvements	279,084	232,478
Service equipment	39,374	36,895
Furniture, office equipment, signs and fixtures	70,082	71,313
	517,193	460,778
Less accumulated depreciation	(97,883)	(99,115)
	419,310	361,663
Construction in progress	5,776	12,116
	$425,086	$373,779

Long-Lived Asset Impairment Charges
In 2012 and 2011, triggering events were determined to have occurred related to certain properties due to changes in the expected future use. In 2010, we changed our strategy related to real estate held for future development to focus on more immediate disposition to a broader market of potential buyers and allowing for the redeployment of the invested capital to higher-growth potential opportunities within our business. With this change, we received offers at prices significantly lower than the value of these properties from a long-term income approach at their highest and best use. However, given the prospect of accepting these offers and effecting a quick sale or alternatively continuing the capital investment in these non-operational properties, we decided to accept certain offers and redeploy the capital elsewhere.

As a result of these events, we tested certain long-lived assets for recovery. Based on these tests, we recorded asset impairment charges of $0.1 million, $1.4 million and $15.3 million in 2012, 2011 and 2010, respectively, on our Consolidated Statements of Operations.

 (5)           Goodwill and Franchise Value

The following is a roll-forward of goodwill (in thousands):

Goodwill
Balance as of December, 31, 2010, gross	$305,452
Accumulated impairment losses	(299,266)
Balance as of December 31, 2010, net	6,186
Additions through acquisitions	12,869
Goodwill allocation to dispositions	(97)
Balance as of December 31, 2011, net	18,958
Additions through acquisitions	13,710
Goodwill allocation to dispositions	(621)
Balance as of December 31, 2012, net	$32,047

The following is a roll-forward of franchise value (in thousands):

Franchise Value
Balance as of December 31, 2010	$45,193
Additions through acquisitions	14,517
Transfers to discontinued operations	(615)
Balance as of December 31, 2011	59,095
Additions through acquisitions	5,174
Transfers to discontinued operations	(1,840)
Balance as of December 31, 2012	$62,429

(6)           Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

December 31,	2012	2011

New vehicle floor plan commitment (1) (2)	$568,130	$229,180
Floor plan notes payable (2)	13,454	114,760
Total floor plan debt	581,584	343,940

Used vehicle inventory financing facility	78,309	-
Revolving line of credit	21,045	87,000
Real estate mortgages	192,928	194,404
Other debt	2,776	5,470
Total debt	$876,642	$630,814

(1)	We have a $575 million new vehicle floor plan commitment as part of our credit facility.
(2)
At December 31, 2012, an additional $6.9 million of floor plan notes payable outstanding on our new vehicle floor plan commitment and $1.4 million of floor plan notes payable on vehicles designated as service loaners are recorded as liabilities related to assets held for sale.

Credit Facility
On April 17, 2012, we executed a new five-year $650 million credit facility with a syndicate of 10 financial institutions, including four manufacturer-affiliated finance companies. On December 19, 2012, we amended the loan agreement to expand the available loan commitment to $800 million, allocating the financing commitment to $575 million in new vehicle inventory floor plan financing, $80 million in used vehicle inventory financing and $145 million on a revolving line of credit for general corporate purposes, including acquisitions and working capital. All borrowings from, and repayments to, our syndicated lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

The new vehicle floor plan financing commitment is collateralized by our new vehicle inventory. Our used vehicle inventory financing facility is collateralized by our used vehicle inventory that is less than 180 days old. Our revolving line of credit is collateralized by our outstanding contracts in transit, other eligible receivables, parts and accessories and equipment. If the outstanding principal balance on our new vehicle inventory floor plan facility, plus requests on any day, exceeds 95% of the loan commitment, a portion of the revolving loan commitment must be reserved. The reserve amount is equal to the lesser of $15.0 million or the maximum revolving loan commitment less the outstanding balance on the loan less outstanding letters of credit. The reserve amount will decrease the revolving loan availability and may be used to repay the new vehicle floor plan balance.

The interest rate on the credit facility varies based on the type of debt with the rate ranging from the one-month LIBOR plus 1.5% to the one-month LIBOR plus 2.0%. Our financial covenants related to this credit facility include maintaining a current ratio of not less than 1.20x, a fixed charge coverage ratio of not less than 1.20x and a leverage ratio of not more than 5.0x.

The interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 1.7% at December 31, 2012.

New Vehicle Floor Plan Lines
We have additional floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. At December 31, 2012, $13.5 million was outstanding on these agreements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities on the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.8% to 5.9% at December 31, 2012 with fixed interest rates on 66% of our outstanding mortgages. The mortgages are payable in various installments through May 2031.

Our other debt includes various notes, capital leases and obligations assumed as a result of acquisitions and other agreements and had interest rates that ranged from 2.0% to 9.0% at December 31, 2012. This debt, which totaled $2.8 million at December 31, 2012, is due in various installments through May 2019.

Future Principal Payments
The schedule of future principal payments on long-term debt as of December 31, 2012 was as follows (in thousands):

Year Ending December 31,
2013	$8,182
2014	8,459
2015	8,713
2016	32,885
2017	109,216
Thereafter	127,603
Total principal payments	$295,058

(7)           Commitments and Contingencies

Leases
We lease certain facilities under non-cancelable operating and capital leases. These leases expire at various dates through 2066. Certain lease commitments contain fixed payment increases at predetermined intervals over the life of the lease, while other lease commitments are subject to escalation clauses of an amount equal to the increase in the cost of living based on the “Consumer Price Index - U.S. Cities Average - All Items for all Urban Consumers” published by the U.S. Department of Labor, or a substantially equivalent regional index. Lease expense related to operating leases is recognized on a straight-line basis over the life of the lease.

The minimum lease payments under our operating and capital leases after December 31, 2012 are as follows (in thousands):

Year Ending December 31,
2013	$17,188
2014	15,749
2015	14,317
2016	12,948
2017	10,666
Thereafter	72,968
Total minimum lease payments	143,836
Less: sublease rentals	(7,785)
$136,051

Rent expense, net of sublease income, for all operating leases was $15.2 million, $13.3 million and $12.6 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts are included as a component of selling, general and administrative expenses in our Consolidated Statements of Operations.

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

Certain of our facilities where a lease obligation still exists have been vacated for business reasons. In these instances, we make efforts to find qualified tenants to sublease the facilities and assume financial responsibility. However, due to the specific nature and size of the facilities used in our dealerships, tenants are not always available. Liabilities have been accrued to reflect our estimate of future lease obligations. These amounts were not material to our Consolidated Statements of Operations during 2012, 2011 and 2010 and the amounts accrued at December 31, 2012 and 2011 were not material.

Capital Expenditures
Capital expenditures were $64.6 million, $31.7 million and $7.6 million for 2012, 2011 and 2010, respectively. The increase in capital expenditures in 2012 compared to 2011 and 2011 compared to 2010 was related to improvements at certain of our store facilities, the purchase of previously leased facilities, the purchase of new store locations, replacement of equipment and construction of, and relocation to, a new headquarters building.

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

Charge-Backs for Various Contracts
We have recorded a liability of $13.5 million as of December 31, 2012 for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. We estimate that the charge-backs will be paid out as follows (in thousands):

Year Ending December 31,
2013	$7,540
2014	3,792
2015	1,553
2016	491
2017	118
Thereafter	10
Total	$13,504

Lifetime Lube, Oil and Filter Contracts
In March 2009, we entered into a transaction related to existing lifetime lube, oil and filter contracts, in which we assumed the obligation to provide future services under the purchased contracts. As of December 31, 2012, we had a remaining balance of $4.0 million. We estimate the deferred revenue associated with this assumed obligation will be recognized as follows (in thousands):

Year Ending December 31,
2013	$1,090
2014	850
2015	654
2016	488
2017	349
Thereafter	559
Total	$3,990

We periodically evaluate the estimated future costs of these contracts and record a charge if future expected claim and cancellation costs exceed the deferred revenue to be recognized. In 2011 and 2010, our analysis indicated expected costs had increased as experience rates changed due to customers retaining their cars for longer periods of time compared to our historical experience. We recorded a charge of $1.0 million in both 2011 and 2010, as a component of cost of sales in our Consolidated Statements of Operations. As of December 31, 2012, we had a reserve balance of $4.0 million recorded as a component of accrued liabilities and other long-term liabilities on our Consolidates Balance Sheet.

We retain the obligation for lifetime lube, oil and filter service contracts sold to our customers and record deferred revenues related to these contracts. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2012, we had a deferred revenue balance of $33.9 million associated with these contracts and estimate the deferred revenue will be recognized as follows (in thousands):

Year Ending December 31,
2013	$8,448
2014	5,839
2015	4,541
2016	3,547
2017	2,827
Thereafter	8,721
Total	$33,923

Self-insurance Programs
We self-insure a portion of our property and casualty insurance, medical insurance and workers’ compensation insurance. A third-party is engaged to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. As of December 31, 2012 and 2011, we had liabilities associated with these programs of $12.4 million and $10.4 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets.

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

Repurchases of Class A Common Stock
In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. As of December 31, 2011, we had purchased all available shares under this program.

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock and, on July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. Through December 31, 2012, we had purchased 1,145,147 shares under these programs at an average price of $22.33 per share. As of December 31, 2012, 1,854,853 shares remained available for purchase pursuant to these programs. These plans do not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

The following is a summary of our repurchases in the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
Shares repurchased (1)	848,092	716,431	100,893
Total purchase price (in thousands)	$20,698	$12,389	$795
Average purchase price per share	$24.41	$17.29	$7.88

(1)
Includes only shares repurchased under repurchase plans. An additional 80,687, 56,012 and 61,153 shares were repurchased in association with tax withholdings on the exercise of stock options in 2012, 2011 and 2010, respectively.

Dividends
For the period January 1, 2010 through December 31, 2012, we declared and paid dividends on our Class A and Class B Common Stock as follows:

Quarter declared	Dividend amount per Class A and Class B share	Total amount of dividend (in thousands)
2010
First quarter	$-	$-
Second quarter	0.05	1,300
Third quarter	0.05	1,307
Fourth quarter	0.05	1,312
2011
First quarter	$0.05	$1,316
Second quarter	0.07	1,851
Third quarter	0.07	1,838
Fourth quarter	0.07	1,817
2012
First quarter	$0.07	$1,815
Second quarter	0.10	2,583
Third quarter	0.10	2,545
Fourth quarter	0.20	5,123	(1)

(1)
In November 2012, we paid dividends of $2.5 million that had been declared in October 2012. An additional dividend payment of $2.6 million was declared and paid in December 2012 in lieu of the dividend typically declared and paid in March of the following year.

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

Except with respect to voting and transfer rights, the rights of the holders of our Class A and Class B common stock are identical. Our Restated Articles of Incorporation require that the Class A and Class B common stock must share equally in any dividends, liquidation proceeds or other distribution with respect to our common stock and the Articles of Incorporation can only be amended by a vote of the stockholders. Additionally, Oregon law provides that amendments to our Articles of Incorporation, which would have the effect of adversely altering the rights, powers or preferences of a given class of stock, must be approved by the class of stock adversely affected by the proposed amendment. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. Because the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the years ended December 31, 2012, 2011 and 2010 (in thousands, except per share amounts):

Year Ended December 31,	2012		2011		2010
Basic EPS	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$69,069	$10,326	$47,292	$7,918	$11,626	$1,961
Distributed income applicable to common stockholders	(10,497)	(1,569)	(5,844)	(978)	(3,353)	(566)
Basic undistributed income from continuing operations applicable to common stockholders	$58,572	$8,757	$41,448	$6,940	$8,273	$1,395
Denominator:
Weighted average number of shares out-standing used to calculate basic income per share	22,354	3,342	22,468	3,762	22,300	3,762
Basic income from continuing operations per share applicable to common stockholders	$3.09	$3.09	$2.10	$2.10	$0.52	$0.52
Basic distributed income per share applicable to common stockholders	(0.47)	(0.47)	(0.26)	(0.26)	(0.15)	(0.15)
Basic undistributed income from continuing operations per share applicable to common stockholders	$2.62	$2.62	$1.84	$1.84	$0.37	$0.37

Year Ended December 31,	2012		2011		2010
Diluted EPS	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$10,497	$1,569	$5,844	$978	$3,353	$566
Reallocation of distributed income as a result of conversion of dilutive stock options	28	(28)	15	(15)	5	(5)
Reallocation of distributed income due to conversion of Class B to Class A	1,541	-	963	-	561	-
Diluted distributed income applicable to common stockholders	$12,066	$1,541	$6,822	$963	$3,919	$561
Undistributed income from continuing operations applicable to common stockholders	$58,572	$8,757	$41,448	$6,940	$8,273	$1,395
Reallocation of undistributed income as a result of conversion of dilutive stock options	159	(159)	113	(113)	11	(11)
Reallocation of undistributed income due to conversion of Class B to Class A	8,598	-	6,827	-	1,384	-
Diluted undistributed income from continuing operations applicable to common stockholders	$67,329	$8,598	$48,388	$6,827	$9,668	$1,384

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,354	3,342	22,468	3,762	22,300	3,762
Weighted average number of shares from stock options	474	-	434	-	217	-
Conversion of Class B to Class A	3,342	-	3,762	-	3,762	-
Weighted average number of shares outstanding used to calculate diluted income per share	26,170	3,342	26,664	3,762	26,279	3,762

Year Ended December 31,	2012		2011		2010
Diluted EPS	Class A	Class B	Class A	Class B	Class A	Class B
Diluted income from continuing operations per share available to common stockholders	$3.03	$3.03	$2.07	$2.07	$0.52	$0.52
Diluted distributed income from continuing operations per share applicable to common stockholders	(0.47)	(0.47)	(0.26)	(0.26)	(0.15)	(0.15)
Diluted undistributed income from continuing operations per share applicable to common stockholders	$2.56	$2.56	$1.81	$1.81	$0.37	$0.37
Antidilutive Securities:
Shares issuable pursuant to stock options not included since they were antidilutive	45	-	280	-	661	-

(10)         401(k) Profit Sharing, Deferred Compensation and Long-term Incentive Plans

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $1.9 million, $1.7 million and $0.6 million were recognized for the years ended December 31, 2012, 2011 and 2010, respectively. Employees may contribute to the plan if they meet certain eligibility requirements.

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

We made a discretionary contribution of $1.9 million and $1.3 million in 2012 and 2011, respectively, to the Plan. No discretionary contribution was made in 2010. Participants received a guaranteed return of 5.9% in 2012 and 6.0% in 2011. We recognized compensation expense related to the Plan of $1.2 million and $0.9 million in 2012 and 2011, respectively. We did not recognize any compensation expense in 2010 associated with the Plan. As of December 31, 2012, the balance due to participants was $3.6 million and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

(11)         Stock Based Compensation

2003 Stock Incentive Plan
Our 2003 Stock Incentive Plan, as amended, (the “2003 Plan”) allows for the granting of up to a total of 2.8 million nonqualified stock options and shares of restricted stock to our officers, key employees, directors and consultants. Our plan is administered by the Compensation Committee of the Board of Directors and permit accelerated vesting of outstanding awards upon the occurrence of certain changes in control. Options become exercisable over a period of up to five years from the date of grant with expiration dates up to ten years from the date of grant and at exercise prices of not less than market value, as determined by the Board of Directors. Restricted stock grants vest over a period up to five years from the date of grant. Beginning in 2004, the expiration date of options granted was reduced to six years.

At December 31, 2012, 667,859 shares of Class A common stock were available for future grants.

Activity under our stock incentive plans was as follows:

	Shares subject to options	Weighted average exercise price	Aggregate intrinsic value (in millions)	Weighted average remaining contractual term (in years)
Balance, December 31, 2011	811,176	$12.69
Granted	-	-
Forfeited	(59,793)	9.12
Expired	(90,000)	31.67
Exercised	(407,884)	13.02
Balance, December 31, 2012	253,499	$6.26	$7.9	1.6
Exercisable, December 31, 2012	253,499	$6.26	$7.9	1.6

	Non-vested stock grants	Weighted average grant date fair value
Balance, December 31, 2011	590,550	$8.72
Granted	225,664	23.82
Vested	(144,591)	11.19
Forfeited	(19,680)	10.25
Balance, December 31, 2012	651,943	$13.35

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

Compensation expense related to stock options granted in 2010 is based on values calculated using the Black-Scholes valuation model. No stock options were granted in 2011 or 2012. Below are the significant assumptions used in the Black-Scholes valuation model:

Year Ended December 31,	2010
Risk-free interest rate(1)	2.53%
Dividend yield(2)	2.54%
Expected term(3) (in years)	4.2
Volatility(4)	81.22%
Discount for post-vesting restrictions	0.0%

(1)	The risk-free interest rate for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for a period equal to the expected term of the stock option.
(2)	The dividend yield is calculated as a ratio of annualized expected dividends per share to the market value of our common stock on the date of grant.
(3)	The expected term is calculated based on the observed and expected time to post-vesting exercise behavior of identifiable employee groups.
(4)	The expected volatility is estimated based on a weighted average of historical volatility of our common stock.

Compensation expense related to non-vested stock is based on the intrinsic value on the date of grant as if the stock is vested.

We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

As of December 31, 2012, unrecognized stock-based compensation related to outstanding, but unvested stock options and stock awards was $5.1 million, which will be recognized over the remaining weighted average vesting period of 2.0 years.

2009 Employee Stock Purchase Plan
The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) allows for the issuance of 1,500,000 shares of our Class A common stock. The 2009 ESPP replaced the 1998 Employee Stock Purchase Plan, which was terminated. The 2009 ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board of Directors.

Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock, up to $25,000 of fair market value of our Class A common stock annually. The purchase price is equal to 85% of the fair market value at the end of the purchase period. During 2012, a total of 143,071 shares were purchased under the 2009 ESPP at a weighted average price of $24.28 per share, which represented a weighted average discount from the fair market value of $4.29 per share. As of December 31, 2012, 681,293 shares remained available for purchase under the 2009 ESPP.

Compensation expense related to our 2009 ESPP is calculated based on the 15% discount from the per share market price on the date of grant.

RSU Grants
In the first quarter of 2012, we granted 168,000 restricted stock units (“RSUs”) to certain employees, of which grants to executives and other key employees are subject to performance measures discussed below. Each grant entitles the holder to receive shares of our Class A common stock upon vesting. A quarter of the RSUs vest on each of the second and third anniversaries of the grant date and the remaining RSUs vest on the fourth anniversary of the grant date.

Our executives and other key employees received 89,000 of the 168,000 RSUs granted based on attaining a target level of earnings per share for 2012. The RSUs are subject to forfeiture, in whole or in part, based upon 2012 minimum performance measures and continuation of employment. If minimum performance measures were met, the number of RSUs received under these grants was subject to attainment of specific earnings per share thresholds. Each earnings per share threshold specified an attainment level ranging from 75% to 150% of the base number of units identified in the grant.  Failure to achieve the minimum performance threshold in 2012 would have resulted in forfeiture of the entire grant. The final attainment was calculated at 150% using the 2012 adjusted net income per share from continuing operations for a total award of 133,500 RSUs. After final attainment, these RSUs vest over four years. We initially estimated compensation expense, based on a fair value methodology and a 133% attainment level, of $4.2 million related to the RSUs. We increased the estimated compensation expense to $4.6 million based on the final attainment level of 150%. Total compensation expense is being recognized over the vesting period. Of this amount, $1.0 million was recognized in 2012.

In the second quarter of 2012, we granted RSUs covering 12,870 shares of our Class A common stock to members of our Board of Directors. These awards vest 25% on the first day of each month following our quarterly board meetings. We estimated compensation expense, based on a fair value methodology, of $0.4 million related to these RSUs, which is being recognized over the vesting period. Of this amount, $0.3 million was recognized in 2012.

Stock-Based Compensation

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2012	2011	2010
Weighted average grant-date fair value per share of stock options granted	$-	$-	$4.19
Per share intrinsic value of non-vested stock granted	23.82	13.58	6.02
Weighted average per share discount for compensation expense recognized under the 2009 ESPP	4.29	2.56	1.11
Total intrinsic value of stock options exercised (in millions)	7.2	1.5	1.1
Fair value of non-vested stock that vested during the period (in millions)	3.5	0.7	0.4
Stock-based compensation recognized in results of operations, as a component of selling, general and administrative expense - excludes compensation expense related to an option granted to one of our executives. See Note 18. (in millions)	3.1	2.3	1.8
Tax benefit recognized in Consolidated Statements of Operations (in millions)	1.0	0.7	0.5
Cash received from options exercised and shares purchased under all share-based arrangements (in millions)	8.8	5.8	4.2
Tax deduction realized related to stock options exercised (in millions)	4.1	0.9	0.5

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

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value for the effective portion of these interest rate swaps in comprehensive income rather than net income until the underlying hedged transaction affects net income. If a swap is no longer accounted for as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income as the forecasted transaction occurs. If the forecasted transaction is probable of not occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income immediately. See Note 13.

At December 31, 2012 and 2011, the net fair value of all of our agreements totaled a loss of $4.7 million and $7.5 million, respectively, which was recorded on our Consolidated Balance Sheets as a component of accrued liabilities and other long-term liabilities. The estimated amount expected to be reclassified into earnings within the next twelve months was $1.9 million at December 31, 2012.

As of December 31, 2012, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:
●	$25 million interest rate swap at a fixed rate of 4.495% per annum, variable rate adjusted on the 26th of each month, matures January 25, 2013;
●	$25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month, matures April 30, 2013;
●	$25 million interest rate swap at a fixed rate of 3.495% per annum, variable rate adjusted on the 1st and 16th of each month, matures April 30, 2013 and
●	$25 million interest rate swap at a fixed rate of 5.587% per annum, variable rate adjusted on the 1st and 16th of each month, matures June 15, 2016.

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at December 31, 2012 was 0.21% per annum, as reported in the Wall Street Journal.

At December 31, 2012 and 2011, the fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

Balance Sheet Information (in thousands)	Fair Value of Liability Derivatives
	Location in Balance Sheet	December 31, 2012
Derivatives designated as hedging instruments
Interest rate swap contracts	Accrued liabilities	$1,839
	Other long-term liabilities	2,840
		$4,679

Balance Sheet Information (in thousands)	Fair Value of Liability Derivatives
	Location in Balance Sheet	December 31, 2011
Derivatives designated as hedging instruments
Interest rate swap contracts	Accrued liabilities	$3,522
	Other long-term liabilities	4,008
		$7,530

The effect of derivative instruments on our Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of gain (loss) recognized in Accumulated OCI (effective portion)	Location of loss reclassified from accumulated OCI into Income (effective portion)	Amount of loss reclassified from Accumulated OCI into Income (effective portion)	Location of gain (loss) recognized in Income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain (loss) recognized in Income on derivative (ineffective portion and amount excluded from effectiveness testing)

For the Year Ended December 31, 2012
Interest rate swap contracts	$1,655	Floor plan Interest expense	$(1,413)	Floor plan Interest expense	$(2,900)

For the Year Ended December 31, 2011
Interest rate swap contracts	$(1,343)	Floor plan Interest expense	$(1,899)	Floor plan Interest expense	$(1,587)

For the Year Ended December 31, 2010
Interest rate swap contracts	$(4,459)	Floor plan Interest expense	$(2,814)	Floor plan Interest expense	$(1,483)

 (13)        Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:
●	Level 1 – quoted prices in active markets for identical securities;
●	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment spreads, credit risk; and
●	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

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

There were no changes to our valuation techniques during the year ended December 31, 2012.

Assets and Liabilities Measured at Fair Value
Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(4,679)	$-

Fair Value at December 31, 2011	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(7,530)	$-

Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$-	$-	$2,500

See Note 12 for more details regarding our derivative contracts.

Fair Value Disclosures for Financial Assets and Liabilities
We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of December 31, 2012, this debt had maturity dates between November 2016 and May 2031. A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	December 31, 2012	December 31, 2011
Carrying value	$130,469	$64,463
Fair value	134,688	73,551

We believe the carrying value of our variable rate debt approximates fair value.

 (14)        Income Taxes

Income tax provision (benefit) from continuing operations was as follows (in thousands):

Year Ended December 31,	2012	2011	2010
Current:
Federal	$31,438	$21,779	$9,093
State	3,626	3,561	1,619
	35,064	25,340	10,712
Deferred:
Federal	10,888	7,046	(1,670)
State	3,110	674	(417)
	13,998	7,720	(2,087)
Total	$49,062	$33,060	$8,625

At December 31, 2012 and 2011, we had income taxes receivable of $7.3 million and $6.2 million, respectively, included as a component of other current assets on the Consolidated Balance Sheets.

Individually significant components of the deferred tax assets and liabilities are presented below (in thousands):

December 31,	2012	2011
Deferred tax assets:
Deferred revenue and cancellation reserves	$7,597	$6,369
Allowances and accruals, including state tax carryforward amounts	21,340	20,234
Interest on derivatives	1,796	2,889
Goodwill	18,139	26,817
Capital loss carryforward	12,248	12,841
Total deferred tax assets	61,120	69,150

Deferred tax liabilities:
Inventories	(4,684)	(4,351)
Property and equipment, principally due to differences in depreciation	(22,484)	(16,418)
Prepaids and property taxes	(1,356)	(1,540)
Total deferred tax liabilities	(28,524)	(22,309)

Valuation allowance	(11,641)	(12,841)
Total	$20,955	$34,000

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

The change in our valuation allowance was $1.2 million in 2012. At December 31, 2012, we had an $11.6 million valuation allowance recorded associated with our deferred tax assets. We recorded this allowance in association with losses from the sale of corporate entities. As these amounts are characterized as capital losses, we evaluated the availability of projected capital gains and determined that it would be unlikely these amounts would be fully utilized. We will continue to evaluate if it is more likely than not that we will realize the benefits of these deductible differences. However, additional valuation allowance amounts could be recorded in the future if estimates of taxable income during the carryforward period are reduced.

At December 31, 2012, we had a number of state tax carryforward amounts totaling approximately $0.3 million, tax affected, with expiration dates through 2029.

The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax provision from continuing operations for 2012, 2011 and 2010 is shown in the following tabulation (in thousands):

Year Ended December 31,	2012	2011	2010
Federal tax provision at statutory rate	$44,723	$30,895	$7,774
State taxes, net of federal income tax benefit	4,772	3,021	973
Non-deductible expenses	618	208	223
Permanent differences related to the employee stock purchase program	52	105	164
Release of valuation allowance	(1,200)	(346)	-
Other	97	(823)	(509)
Income tax provision	$49,062	$33,060	$8,625

We did not have any activity during 2012 or  2011 related to unrecognized tax benefits and did not have any amounts of unrecognized tax benefits as of December 31, 2012 or 2011. No interest or penalties were included in our results of operations during 2012, 2011 or 2010, and we had no accrued interest or penalties at December 31, 2012 or 2011.

Open tax years at December 31, 2012 included the following:

Federal	2009-2012
13 states	2008-2012

(15)         Acquisitions

We completed the following acquisitions in 2012:

●
On April 30, 2012, we acquired the inventory, equipment and intangible assets and assumed certain liabilities of Bellingham Chevrolet and Cadillac in Bellingham, Washington from Jerry Chambers Chevrolet.

●	On June 12, 2012, we acquired the inventory, equipment and intangible assets and assumed certain liabilities of Fairbanks GMC Buick from Gene’s GMC, LLC.
●	On August 27, 2012, we acquired the inventory, equipment and intangible assets and assumed certain liabilities of Killeen Chevrolet in Killeen, Texas from Connell Chevrolet, Inc.
●
On October 23, 2012, we acquired the inventory, equipment, real estate and intangible assets of, and assumed certain liabilities related to Bitterroot Toyota of Missoula, Montana from Bitterroot Motors, Inc.

These acquisitions contributed revenues of $32.2 million for the year ended December 31, 2012.

We completed the following acquisitions in 2011:

●
In April 2011, we acquired the inventory, equipment, real estate and intangible assets of, and assumed certain liabilities related to, Mercedes-Benz of Portland, Oregon, Mercedes Benz of Wilsonville, Oregon and Rasmussen BMW/MINI in Portland, Oregon from the Don Rasmussen Group.

●	In October 2011 we acquired the inventory, equipment, real estate and intangible assets of Fresno Subaru from Herwaldt Automotive Group.

We completed the following acquisitions in 2010:

●
In July 2010, we acquired the inventory, equipment and intangible assets and assumed certain liabilities related to Honda of Bend and agreed to the transfer of Chevrolet and Cadillac brands from Bob Thomas Chevrolet Cadillac, both located in Bend, Oregon.

●
In August 2010, we acquired the inventory, equipment, real estate and intangible assets and assumed certain liabilities related to Toyota of Billings from Prestige Toyota, located in Billings, Montana.

The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

Pro forma results of operations are not materially different than actual results of operations for the 2010 acquisitions. The following unaudited pro forma summary presents consolidated information as if the 2012 and 2011 acquisitions had occurred on January 1 of the prior year (in thousands, except for per share amounts):

Year Ended December 31,	2012	2011	2010
Revenue	$3,386,066	$2,789,436	$2,210,073
Income from continuing operations, net of tax	80,064	56,904	14,779
Basic income per share from continuing operations, net of tax	3.12	2.17	0.57
Diluted income per share from continuing operations, net of tax	3.06	2.13	0.57

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

All acquisitions were accounted for as business combinations under the acquisition method of accounting. No portion of the purchase price was paid with our equity securities. The following table summarizes the consideration paid for material acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration paid for year ended December 31,	2012	2011
Cash paid, net of cash acquired	$44,716	$55,368
Floor plan financing assumed	-	19,348
	$44 ,716	$74,716

Assets acquired and liabilities assumed for year ended ended December 31,	2012	2011
Inventories	$17,541	$29,268
Franchise value	5,174	14,517
Property, plant and equipment	11,097	17,351
Real estate lease reserves	-	325
Other assets	110	1,475
Reserves	-	(663)
Capital lease obligations	(2,609)	-
Other liabilities	(307)	(426)
	31,006	61,847
Goodwill	13,710	12,869
	$44,716	$74,716

The fair values of assets acquired and liabilities assumed in our 2010 acquisitions are not material to our Consolidated Balance Sheets.

In July 2011, we were awarded a Ford franchise in Klamath Falls, Oregon which was accounted for as an asset acquisition. Consideration of $5.1 million was paid for the inventory, equipment and associated real estate.

We account for franchise value as an indefinite-lived intangible asset. We expect the full amount of the goodwill recognized to be deductible for tax purposes. We did not have any material acquisition related expenses in 2012, 2011 or 2010.

(16)        Discontinued Operations

We classify a store as discontinued operations if the location has been sold, we have ceased operations at that location or if management has committed to a plan to dispose of the store.  Additionally, the store must meet the criteria as required by U.S. generally accepted accounting standards:

●	our management team, possessing the necessary authority, commits to a plan to sell the store;
●	the store is available for immediate sale in its present condition;
●	an active program to locate buyers and other actions that are required to sell the store are initiated;
●	a market for the store exists and we believe its sale is likely to be completed within one year;
●	active marketing of the store commences at a price that is reasonable in relation to the estimated fair market value; and
●	our management team believes it is unlikely that changes will be made to the plan or the plan to dispose of the store will be withdrawn.

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

In October 2012, we sold two stores: a Chrysler Jeep Dodge store and a Hyundai store, both located in Renton, Washington. The associated results of operations for these locations are classified as discontinued operations. Additionally, in October 2012, we determined that one of our stores met the criteria for classification of the assets and related liabilities as held for sale.

As of December 31, 2012, we have one store and no properties classified as held for sale. Assets held for sale included the following (in thousands):

December 31,	2012
Inventories	$9,412
Property, plant and equipment	1,102
Intangible assets	2,065
$12,579

Liabilities related to assets held for sale included the following (in thousands):

December 31,	2012
Floor plan notes payable	$8,347

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

Year Ended December 31,	2012	2011	2010
Floor plan interest	$217	$520	$493
Other interest	69	108	117
Total interest	$286	$628	$610

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2012	2011	2010
Revenue	$82,150	$131,380	$100,979
Gain from discontinued operations	$2,186	$1,516	$648
Net gain (loss) on disposal activities	(621)	4,396	(301)
	1,565	5,912	347
Income tax expense	(598)	(2,262)	(215)
Income from discontinued operations, net of income taxes	$967	$3,650	$132
Goodwill and other intangible assets disposed of	$169	$712	$-
Cash generated from disposal activities	$6,618	$23,838	$941
Floor plan debt paid in connection with disposal activities	$6,712	$1,784	$2,134

The net gain (loss) on disposal activities included the following charges (in thousands):

Year Ended December 31,	2012	2011	2010
Goodwill and other intangible assets	$(169)	$3,168	$-
Property, plant and equipment	(299)	1,357	(217)
Inventory	(82)	(88)	-
Other	(71)	(41)	(84)
	$(621)	$4,396	$(301)

(17)         Recent Accounting Pronouncements

In July 2012, the FASB issued an accounting standard update that amends the accounting guidance on testing for impairment on indefinite-lived intangible assets. This amendment allows an entity to assess qualitative factors to determine the likelihood of indefinite-lived intangible asset impairments, reducing the cost and complexity of performing an impairment test. This amendment also improves consistency in impairment testing guidance for long-lived asset categories. The amendments in this accounting standard update are effective for interim and annual impairment tests performed for fiscal years beginning after September 15, 2012 and could be early adopted. In 2012, we used a quantitative assessment to test for impairment on indefinite-lived intangible assets. The accounting standard update is intended to simplify the assessment for indefinite-lived asset impairments and will not affect our consolidated financial position, results of operations, or cash flows.

In December 2011, the FASB issued an accounting standard update that requires disclosure about offsetting and related arrangements of certain financial instruments and derivative instruments. These disclosures enable users to understand the effect of these arrangements on financial position. The amendments in this accounting standard update are effective for annual periods beginning on or after January 1, 2013, and interim periods within those annual periods. The accounting standard update affects disclosure requirements only and will not affect our consolidated financial position, results of operations, or cash flows.

 (18)       Related Party Transactions

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

As of December 31, 2012, the carrying value of our equity investment was $1.1 million and was recorded as a component of other non-current assets in our Consolidated Balance Sheets.