Form 10-Q
period 2013-03-31
LITHIA MOTORS INC
filed 2013-04-26
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	22,977,404
Class B common stock without par value	2,690,027
(Class)	(Outstanding at April 26, 2013)

LITHIA MOTORS, INC.
FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$15,006	$42,839
Accounts receivable, net of allowance for doubtful accounts of $141 and $336	134,109	133,149
Inventories, net	714,121	723,326
Deferred income taxes	3,079	3,832
Other current assets	11,729	17,484
Assets held for sale	12,996	12,579
Total Current Assets	891,040	933,209

Property and equipment, net of accumulated depreciation of $98,328 and $97,883	427,935	425,086
Goodwill	32,047	32,047
Franchise value	62,429	62,429
Deferred income taxes	20,704	17,123
Other non-current assets	25,548	22,808
Total Assets	$1,459,703	$1,492,702

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$15,545	$13,454
Floor plan notes payable: non-trade	567,981	568,130
Current maturities of long-term debt	7,483	8,182
Trade payables	41,339	41,589
Accrued liabilities	87,787	81,602
Liabilities related to assets held for sale	8,662	8,347
Total Current Liabilities	728,797	721,304

Long-term debt, less current maturities	222,249	286,876
Deferred revenue	35,252	33,589
Other long-term liabilities	25,602	22,832
Total Liabilities	1,011,900	1,064,601

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 22,950 and 22,916	263,253	268,801
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 2,693 and 2,762	335	343
Additional paid-in capital	15,096	12,399
Accumulated other comprehensive loss	(2,109)	(2,615)
Retained earnings	171,228	149,173
Total Stockholders' Equity	447,803	428,101
Total Liabilities and Stockholders' Equity	$1,459,703	$1,492,702

See accompanying notes to consolidated financial statement

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues:
New vehicle	$493,441	$392,946
Used vehicle retail	239,228	190,619
Used vehicle wholesale	39,506	33,357
Finance and insurance	31,663	24,876
Service, body and parts	90,440	83,544
Fleet and other	8,802	12,904
Total revenues	903,080	738,246
Cost of sales:
New vehicle	458,794	362,694
Used vehicle retail	204,255	162,342
Used vehicle wholesale	38,532	32,960
Service, body and parts	46,661	43,409
Fleet and other	8,400	12,507
Total cost of sales	756,642	613,912
Gross profit	146,438	124,334
Asset impairments	-	115
Selling, general and administrative	101,131	88,439
Depreciation and amortization	4,721	4,138
Operating income	40,586	31,642
Floor plan interest expense	(3,449)	(2,902)
Other interest expense	(2,361)	(2,727)
Other income, net	801	498
Income from continuing operations before income taxes	35,577	26,511
Income tax provision	(13,695)	(9,877)
Income from continuing operations, net of income tax	21,882	16,634
Income from discontinued operations, net of income tax	173	162
Net income	$22,055	$16,796

Basic income per share from continuing operations	$0.85	$0.64
Basic income per share from discontinued operations	0.01	0.01
Basic net income per share	$0.86	$0.65

Shares used in basic per share calculations	25,626	25,986

Diluted income per share from continuing operations	$0.84	$0.63
Diluted income per share from discontinued operations	0.01	-
Diluted net income per share	$0.85	$0.63

Shares used in diluted per share calculations	26,054	26,478

See accompanying notes to consolidated financial statement

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Net income	$22,055	$16,796
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $315 and $265	506	426
Comprehensive income	$22,561	$17,222

See accompanying notes to consolidated financial statement

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$22,055	$16,796
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairments	-	115
Depreciation and amortization	4,721	4,138
Depreciation and amortization within discontinued operations	-	61
Stock-based compensation	1,140	576
Gain on disposal of other assets	(19)	(988)
Deferred income taxes	(206)	(870)
Excess tax benefit from share-based payment arrangements	(2,937)	(749)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(960)	(11,633)
Inventories	7,890	(62,113)
Other current assets	5,757	5,292
Other non-current assets	(424)	2,778
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	2,257	(3,324)
Trade payables	(410)	1,549
Accrued liabilities	6,188	5,105
Other long-term liabilities and deferred revenue	4,705	2,280
Net cash provided by (used in) operating activities	49,757	(40,987)

Cash flows from investing activities:
Principal payments received on notes receivable	319	25
Capital expenditures	(6,585)	(8,459)
Proceeds from sales of assets	440	1,009
Payments for life insurance policies	(2,641)	(1,968)
Proceeds from sales of stores	-	2,901
Net cash used in investing activities	(8,467)	(6,492)

Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade	953	39,401
Borrowings on lines of credit	118,000	5,000
Repayments on lines of credit	(156,303)	(12,000)
Principal payments on long-term debt, scheduled	(2,003)	(2,028)
Principal payments on long-term debt and capital leases, other	(25,770)	-
Proceeds from issuance of long-term debt	-	8,069
Proceeds from issuance of common stock	966	869
Repurchase of common stock	(7,903)	(2,653)
Excess tax benefit from share-based payment arrangements	2,937	749
Dividends paid	-	(1,814)
Net cash provided by (used in) financing activities	(69,123)	35,593

Decrease in cash and cash equivalents	(27,833)	(11,886)

Cash and cash equivalents at beginning of year	42,839	20,851
Cash and cash equivalents at end of year	$15,006	$8,965

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,837	$5,794
Cash paid (refunded) during the period for income taxes, net	(964)	2,122

Supplemental schedule of non-cash activities:
Floor plan debt paid in connection with store disposals	-	6,712

See accompanying notes to consolidated financial statement

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2012 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2012 is derived from our 2012 Annual Report on Form 10-K. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2012 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented.

These reclassifications had no impact on previously reported net income.

Note 2. Accounts Receivable
Accounts receivable consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Contracts in transit	$68,066	$65,597
Trade receivables	27,682	25,885
Vehicle receivables	18,525	21,298
Manufacturer receivables	24,398	25,658
	138,671	138,438
Less: Allowance	(141)	(336)
Less: Long-term portion of trade receivables	(4,421)	(4,953)
Total accounts receivable, net	$134,109	$133,149

The long-term portion of trade receivables was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories
The components of inventory consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
New vehicles	$551,820	$563,275
Used vehicles	132,616	130,529
Parts and accessories	29,685	29,522
Total inventories	$714,121	$723,326

Note 4. Goodwill
The changes in the carrying amounts of goodwill are as follows (in thousands):

Goodwill
Balance as of December, 31, 2011, gross	$318,224
Accumulated impairment loss	(299,266)
Balance as of December 31, 2011, net	18,958
Additions through acquisitions	13,710
Goodwill allocated to dispositions	(621)
Balance as of December 31, 2012, net	32,047
Additions through acquisitions	-
Goodwill allocated to dispositions	-
Balance as of March 31, 2013, net	$32,047

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

Alaska Consumer Protection Act Claims
In December 2006, a suit was filed against us (Jackie Neese, et al vs. Lithia Chrysler Jeep of Anchorage, Inc, et al, Case No. 3AN-06-13341 CI), and in April, 2007, a second case (Jackie Neese, et al vs. Lithia Chrysler Jeep of Anchorage, Inc, et al, Case No. 3AN-06-4815 CI), in the Superior Court for the State of Alaska, Third Judicial District at Anchorage. These suits are now consolidated. In the suits, plaintiffs alleged that we, through our Alaska dealerships, engaged in three practices that purportedly violate Alaska consumer protection laws: (i) charging customers dealer fees and costs (including document preparation fees) not disclosed in the advertised price, (ii) failing to disclose the acquisition, mechanical and accident history of used vehicles or whether the vehicles were originally manufactured for sale in a foreign country, and (iii) engaging in deception, misrepresentation and fraud by providing to customers financing from third parties without disclosing that we receive a fee or discount for placing that loan (a “dealer reserve”). The suit seeks statutory damages of $500 for each violation or three times plaintiff’s actual damages, whichever is greater, and attorney fees and costs. The plaintiffs sought class action certification. Before and during the pendency of these suits, we engaged in settlement discussions with the State of Alaska through its Office of Attorney General with respect to the first two practices enumerated above. As a result of those discussions, we entered into a Consent Judgment subject to court approval and permitted potential class members to “opt-out” of the proposed settlement. Counsel for the plaintiffs attempted to intervene and, after various motions, hearings and an appeal to the state Court of Appeals, the Consent Judgment became final.

Plaintiffs then filed a motion in November 2010 seeking certification of a class (i) for the 339 customers who “opted-out” of the state settlement, (ii) for those customers who did not qualify for recovery under the Consent Judgment but were allegedly eligible for recovery under the plaintiffs’ broader interpretation of the applicable statutes, and (iii) for those customers who arranged their vehicle financing through us, on the basis that the state’s suit against our dealerships did not address the dealer reserve claim. On June 14, 2011, the Trial Court granted plaintiffs’ motion to certify a class without addressing either the merits of the claims or the size of the classes. Discovery in this case is ongoing. We intend to defend the claims vigorously.

Note 6. Stockholders’ Equity

Reclassification From Accumulated Other Comprehensive Income (Loss)
The reclassification from accumulated other comprehensive income is as follows (in thousands):

	Three Months Ended March 31, 2013	Affected Line Item in the Consolidated Statements of Operations

Loss on cash flow hedges	$(307)	Floor plan interest expense
Taxes	117	Income tax provision
Loss on cash flow hedges, net	$(190)

See Note 9 for more details regarding our derivative contracts.

Share Repurchases
In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. On July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. We repurchased 127,900 shares of our Class A common stock during the first quarter of 2013 at an average price of $40.76 per share, for a total of $5.2 million. Through March 31, 2013, we have repurchased 1,273,047 shares and 1,726,953 shares remained available for repurchase. This authority to repurchase shares does not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

In addition, 59,721 shares subject to equity awards were repurchased during the first quarter of 2013 at an average price of $45.04, for a total of $2.7 million, related to tax withholdings associated with the exercise of stock options or the vesting of restricted stock units.

Note 7. Deferred Compensation and Long-term Incentive Plan
We offer a deferred compensation and long-term incentive plan (the “LTIP”) to provide certain employees the ability to accumulate assets for retirement on a tax deferred basis. We may make discretionary contributions to the LTIP. Discretionary contributions vest between one and seven years based on the employee’s age and position. Additionally, a participant may defer a portion of his or her compensation and receive the deferred amount upon certain events, including termination or retirement.

In March 2013, we made a discretionary contribution of $2.0 million to the Plan. Participants will receive a guaranteed return of 5.25% in 2013. We recognized compensation expense related to the Plan of $0.3 million for the three months ended March 31, 2013 and 2012. As of March 31, 2013 and December 31, 2012, the balance due to participants was $4.4 million and $3.6 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

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

Inputs are collected from Bloomberg on the last market day of the period. The same method is used to determine the rate used to discount the future cash flows. The valuation of the interest rate swaps also takes into consideration our own, as well as the counterparty’s, risk of non-performance under the contract.

There were no changes to our valuation techniques during the three-month period ended March 31, 2013.

Assets and Liabilities Measured at Fair Value
Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):
Fair Value at March 31, 2013	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(3,919)	$-

Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(4,679)	$-

See Note 9 for more details regarding our derivative contracts.

Fair Value Disclosures for Financial Assets and Liabilities
We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the short term nature and current market rates of these instruments.  We believe the carrying value of our variable rate debt approximates fair value.

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow method. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of March 31, 2013, this debt had maturity dates between November 2016 and May 2031. A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	March 31, 2013	December 31, 2012
Carrying value	$132,567	$130,469
Fair value	134,883	134,688

Note 9. Derivative Financial Instruments
We enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

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

At March 31, 2013 and December 31, 2012, the net fair value of all of our agreements totaled a liability of $3.9 million and $4.7 million, respectively, which was recorded on our Consolidated Balance Sheets as a component of accrued liabilities and other long-term liabilities. The estimated amount that we expect to reclassify as earnings within the next twelve months is $1.3 million at March 31, 2013.

As of March 31, 2013, we had outstanding the following interest rate swaps with U.S. Bank Dealer Commercial Services:
•	$50 million interest rate swap at a fixed rate of 3.495% per annum, matures April 30, 2013; and
•	$25 million interest rate swap at a fixed rate of 5.587% per annum, matures June 15, 2016.

We receive interest on all of the interest rate swaps at the one-month LIBOR rate. The one-month LIBOR rate at March 31, 2013 was 0.20% per annum, as reported in the Wall Street Journal.

At March 31, 2013 and December 31, 2012, the fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

Balance Sheet Information	Fair Value of Liability Derivatives
	Location in Balance Sheet	March 31, 2013
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Accrued liabilities	$1,351
	Other long-term liabilities	2,568
		$3,919

Balance Sheet Information	Fair Value of Liability Derivatives
	Location in Balance Sheet	December 31, 2012
Derivatives Designated as Hedging Instruments
Interest Rate Swap Contracts	Accrued liabilities	$1,839
	Other long-term liabilities	2,840
		$4,679

The effect of derivative instruments on our Consolidated Statements of Operations for the three-month periods ended March 31, 2013 and 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended March 31, 2013
Interest Rate Swap Contracts	$514	Floor plan interest expense	$(307)	Floor plan interest expense	$(594)

Three Months Ended March 31, 2012
Interest Rate Swap Contracts	$283	Floor plan interest expense	$(408)	Floor plan interest expense	$(654)

See also Note 8.

Note 10. Discontinued Operations
We classify a store as discontinued operations if the location has been sold, we have ceased operations at that location or the store meets the criteria required by U.S. generally accepted accounting standards:
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

As of March 31, 2013, one of our stores continues to meet the criteria for classification of its assets and related liabilities as held for sale and its associated operating results are classified as discontinued operations.

Actual flooring interest expense for the store classified as discontinued operations is directly related to the store’s new vehicles. Interest expense related to our used vehicle inventory financing and revolving line of credit is allocated based on the working capital level of the store.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenue	$8,800	$20,647

Gain from discontinued operations	$284	$257
Income tax expense	(111)	(95)
Income from discontinued operations, net of income tax expense	$173	$162

Assets held for sale included the following (in thousands):

	March 31, 2013	December 31, 2012
Inventories	$9,828	$9,412
Property, plant and equipment	1,103	1,102
Intangible assets	2,065	2,065
	$12,996	$12,579

Liabilities related to assets held for sale included the following (in thousands):

	March 31, 2013	December 31, 2012
Floor plan notes payable	$8,662	$8,347

Note 11. Net Income Per Share of Class A and Class B Common Stock
We compute net income per share of Class A and Class B common stock using the two-class method. Under this method, basic net income per share is computed using the weighted average number of common shares outstanding during the period excluding unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and unvested restricted shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options and other grants is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

Except with respect to voting and transfer rights, the rights of the holders of our Class A and Class B common stock are identical. Our Articles of Incorporation require that the Class A and Class B common stock share equally in any dividends, liquidation proceeds or other distribution with respect to our common stock and the Articles of Incorporation can only be amended by a vote of the shareholders. Additionally, Oregon law provides that amendments to our Articles of Incorporation, which would have the effect of adversely altering the rights, powers or preferences of a given class of stock, must be approved by the class of stock adversely affected by the proposed amendment. As a result, the undistributed earnings for each year are allocated based on the participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. Because the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the three-month periods ended March 31, 2013 and 2012 (in thousands, except per share amounts):

Three Months Ended March 31,	2013		2012
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$19,525	$2,357	$14,235	$2,399
Distributed income applicable to common stockholders	-	-	(1,552)	(262)
Basic undistributed income from continuing operations applicable to common stockholders	$19,525	$2,357	$12,683	$2,137

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	22,866	2,760	22,238	3,748

Basic income per share from continuing operations applicable to common stockholders	$0.85	$0.85	$0.64	$0.64
Basic distributed income per share from continuing operations applicable to common stockholders	-	-	(0.07)	(0.07)
Basic undistributed income per share from continuing operations applicable to common stockholders	$0.85	$0.85	$0.57	$0.57

Three Months Ended March 31,	2013		2012
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$-	$-	$1,552	$262
Reallocation of distributed income as a result of conversion of dilutive stock options	-	-	5	(5)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	-	-	257	-
Diluted distributed income applicable to common stockholders	$-	$-	$1,814	$257
Undistributed income from continuing operations applicable to common stockholders	$19,525	$2,357	$12,683	$2,137
Reallocation of undistributed income as a result of conversion of dilutive stock options	39	(39)	39	(39)
Reallocation of undistributed income due to conversion of Class B to Class A	2,318	-	2,098	-
Diluted undistributed income from continuing operations applicable to common stockholders	$21,882	$2,318	$14,820	$2,098

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	22,866	2,760	22,238	3,748
Weighted average number of shares from stock options	428	-	492	-
Conversion of Class B to Class A common shares outstanding	2,760	-	3,748	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,054	2,760	26,478	3,748

Diluted income per share from continuing operations applicable to common stockholders	$0.84	$0.84	$0.63	$0.63
Diluted distributed income per share from continuing operations applicable to common stockholders	-	-	(0.07)	(0.07)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$0.84	$0.84	$0.56	$0.56

Three Months Ended March 31,	2013		2012
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	20	-	90	-

Note 12. Subsequent Events
On April 22, 2013, our Board of Directors approved a dividend of $0.13 per share on our Class A and Class B Common stock related to our first quarter 2013 financial results. The dividend will total approximately $3.3 million and will be paid on May 24, 2013 to shareholders of record on May 10, 2013.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors
Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project,” “target,” “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Important factors that could cause actual results to differ from our expectations are discussed in Part II - Other Information, Item 1A. in this Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission.

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

Overview
We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of April 26, 2013, we offered 27 brands of new vehicles and all brands of used vehicles in 88 stores in the United States and online at Lithia.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; and arrange related financing, service contracts, vehicle protection products and credit insurance.

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

Results of Continuing Operations
For the three months ended March 31, 2013 and 2012, we reported income from continuing operations, net of tax, of $21.9 million, or $0.84 per diluted share, and $16.6 million, or $0.63 per diluted share, respectively.

Discontinued Operations
Results for stores sold, closed or held for sale, qualifying for reclassification under the applicable accounting guidance, are presented as discontinued operations for all periods in our Consolidated Statements of Operations. As a result, our results from continuing operations are presented on a comparable basis.

The income from discontinued operations, net of tax for the three months ended March 31, 2013 and 2012 totaled $173,000 and $162,000, respectively. See Note 10 of the Condensed Notes to Consolidated Financial Statements for additional information.

Key Performance Metrics
Key performance metrics for revenue and gross profit were as follows for the three months ended March 31, 2013 and 2012 (dollars in thousands):

Three months ended March 31, 2013	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$493,441	54.6%	$34,647	7.0%	23.7%
Used vehicle retail	239,228	26.5	34,973	14.6	23.9
Used vehicle wholesale	39,506	4.4	974	2.5	0.6
Finance and insurance(1)	31,663	3.5	31,663	100.0	21.6
Service, body and parts	90,440	10.0	43,779	48.4	29.9
Fleet and other	8,802	1.0	402	4.6	0.3
	$903,080	100.0%	$146,438	16.2%	100.0%

Three months ended March 31, 2012	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$392,946	53.2%	$30,252	7.7%	24.3%
Used vehicle retail	190,619	25.8	28,277	14.8	22.8
Used vehicle wholesale	33,357	4.5	397	1.2	0.3
Finance and insurance(1)	24,876	3.4	24,876	100.0	20.0
Service, body and parts	83,544	11.3	40,135	48.0	32.3
Fleet and other	12,904	1.8	397	3.1	0.3
	$738,246	100.0%	$124,334	16.8%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data
We believe that same store comparisons are a key indicator of our financial performance. Same store metrics demonstrate our ability to profitably grow our revenue in our existing locations. As a result, same store comparisons have been integrated into the discussion below.

A same store metric represents stores that were operating during the three-month period ended March 31, 2013, and only includes the months when operations occur in both comparable periods. For example, a store acquired in February 2012 would be included in same store operating data beginning in March 2013, after its first full complete comparable month of operation, and operating results for same store comparisons would include only the period of March for both comparable periods.

New Vehicle Revenues
	Three Months Ended March 31,
(Dollars in thousands, except per unit amounts)	2013	2012	Increase	% Increase
Reported
Revenue	$493,441	$392,946	$100,495	25.6%
Retail units sold	14,720	12,138	2,582	21.3
Average selling price per retail unit	$33,522	$32,373	$1,149	3.5

Same store
Revenue	$474,019	$388,466	$85,553	22.0%
Retail units sold	14,151	12,004	2,147	17.9
Average selling price per retail unit	$33,497	$32,361	$1,136	3.5

New vehicle sales in the first quarter of 2013 improved compared to the first quarter of 2012 primarily due to volume growth as same store sales volume increased 17.9% in the three-month period ended March 31, 2013 compared to the same period in 2012.

The number of new vehicles sold in the U.S. during the first three months of 2013 grew approximately 6.4% over 2012. Growth in our domestic, import and luxury brand sales has outpaced the growth experienced nationally. Our domestic brand same store sales grew 23.3% for the three-month period ended March 31, 2013 compared to the same period in 2012. Same store sales for import brands and luxury brands grew 22.1% and 17.0%, respectively, for the three-month period ended March 31, 2013 compared to the same period in 2012. We continue to increase our share of overall new vehicle sales within our markets. Additionally, certain of our markets have seen an increase in local market sales volumes exceeding the national average.

Used Vehicle Retail Revenues
	Three Months Ended March 31,
(Dollars in thousands, except per unit amounts)	2013	2012	Increase	% Increase
Reported
Retail revenue	$239,228	$190,619	$48,609	25.5%
Retail units sold	13,661	11,207	2,454	21.9
Average selling price per retail unit	$17,512	$17,009	$503	3.0

Same store
Retail revenue	$227,748	$187,500	$40,248	21.5%
Retail units sold	13,050	11,015	2,035	18.5
Average selling price per retail unit	$17,452	$17,022	$430	2.5

Used vehicle retail sales are a strategic focus for organic growth. Our strategy is to offer three categories of used vehicles: manufacturer certified pre-owned used vehicles; core vehicles, late model vehicles with lower-mileage; and value autos, vehicles with over 80,000 miles.

During the three-month period ended March 31, 2013, sales increased in all three categories of used vehicles compared to the same period of 2012.
•
Same store unit sales for manufacturer certified pre-owned used vehicles increased 32.4%. This category has higher average selling prices, but experiences a lower gross margin than the other categories.

•
Same store unit sales for the late model, lower mileage vehicle category increased 9.6%. We believe this area provides an opportunity for organic growth. Our focus is on improving our results in this category as it has lagged the other two categories.

•
Same store unit sales for the value auto category increased 28.4%. Value auto vehicles have lower average selling prices, but experience a higher gross margin than our other used vehicle categories. Additionally, value autos provide an organic opportunity to convert vehicles acquired via trade-in to retail used vehicle sales.

Our retail used to new vehicle sales ratio was 0.9:1 for the three-month periods ended March 31, 2013 and 2012. On average, each of our stores currently sells approximately 52 retail used vehicle units per month and we target increasing average sales to 75 units per month.

Used Vehicle Wholesale Revenues
	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2013	2012	(Decrease)	(Decrease)
Reported
Wholesale revenue	$39,506	$33,357	$6,149	18.4%
Wholesale units sold	5,324	4,481	843	18.8
Average selling price per wholesale unit	$7,420	$7,444	$(24)	(0.3)

Same store
Wholesale revenue	$36,436	$32,743	$3,693	11.3%
Wholesale units sold	4,990	4,387	603	13.7
Average selling price per wholesale unit	$7,302	$7,464	$(162)	(2.2)

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance
	Three Months Ended March 31,			%
(Dollars in thousands, except per unit amounts)	2013	2012	Increase	Increase
Reported
Revenue	$31,663	$24,876	$6,787	27.3%
Average finance and insurance per retail unit	$1,116	$1,066	$50	4.7%

Same store
Revenue	$29,978	$23,969	$6,009	25.1%
Average finance and insurance per retail unit	$1,102	$1,041	$61	5.9%

The increase in finance and insurance sales was driven by increased vehicle sales volume in the three-month period ended March 31, 2013 compared to the same period of 2012. The availability of consumer credit continues to expand with lenders increasing the loan-to-value amount available to most customers. Additionally, we increased our penetration rate on arranging financing for our customers. As a result, our average revenue per unit increased. The shift in credit availability allowed us to sell additional or more comprehensive products, while remaining within a loan-to-value framework acceptable to our retail customer lenders.

Penetration rates were as follows:

	Three Months Ended March 31,
	2013	2012
Finance and insurance	77%	75%
Service contracts	41	41
Lifetime lube, oil and filter	35	37

Service, Body and Parts Revenue
	Three Months Ended March 31,
(Dollars in thousands)	2013	2012	Increase	Increase
Reported
Customer pay	$49,317	$45,949	$3,368	7.3%
Warranty	14,341	12,895	1,446	11.2
Wholesale parts	17,350	16,271	1,079	6.6
Body shop	9,432	8,429	1,003	11.9
Total service, body and parts	$90,440	$83,544	$6,896	8.3%

Same store
Customer pay	$47,596	$45,183	$2,413	5.3%
Warranty	13,799	12,625	1,174	9.3
Wholesale parts	16,920	16,134	786	4.9
Body shop	9,432	8,424	1,008	12.0
Total service, body and parts	$87,747	$82,366	$5,381	6.5%

Our service, body and parts business continued to grow as we maintained our focus on retaining customers by offering competitively-priced routine maintenance and increased marketing efforts. Our same store customer pay business increased 5.3% in the three-month period ended March 31, 2013 compared to the same period in 2012.

In the first three months of 2013 compared to the same period of 2012, same store warranty sales increased 9.3%. Domestic brand warranty work increased 1.5%, import warranty work increased 18.0% and luxury warranty work increased 13.4%. This positive trend reflects the increasing new vehicle sales levels experienced each year since a low in 2009.

We continued to grow our wholesale parts and body shop sales in 2013, which represented 30.0% and 29.8% of our same store service, body and parts revenue mix in the first three months of 2013 and 2012, respectively, and grew 7.3% in the first quarter of 2013 compared to the first quarter of 2012. These categories allow for incremental organic growth. Because both wholesale parts and body shop margins are lower than service work, we expect gross margins may modestly decline as these areas of the business comprise a larger portion of the total.

Gross Profit
Gross profit increased $22.1 million in the three-month period ended March 31, 2013 compared to the same period in 2012 due to increased revenues, partially offset by declines in our overall gross profit margin.

Our gross profit margin by business line was as follows:
	Three Months Ended March 31,		Basis Point Change*
	2013	2012
New vehicle	7.0%	7.7%	(70	) bp
Used vehicle retail	14.6	14.8	(20)
Used vehicle wholesale	2.5	1.2	130
Finance and insurance	100.0	100.0	-
Service, body and parts	48.4	48.0	40
Fleet and other	4.6	3.1	150
Overall	16.2%	16.8%	(60)

* One basis point is equal to 1/100th of one percent.

Our overall gross profit margin decreased 60 basis points in the first quarter of 2013 compared to the same period of 2012. New vehicle margins decreased due to higher gross margins in the first quarter of 2012 as new vehicle supply had been limited due to the earthquake and tsunami in Japan. Additionally, in the first quarter of 2013, we continued to see gross margins decline as average selling prices increased faster than the average gross profit earned. Used vehicle retail margins decreased slightly in the first quarter of 2013 primarily due to a shift in mix of vehicles sold because value autos have a higher gross margin while certified pre-owned vehicles have a lower gross margin. Both categories of used vehicles experienced strong growth in the first three months of 2013, essentially offsetting each other. Service, body and parts margins increased compared to the prior year. This increase is due to the sales growth of our customer pay, warranty and body shop revenues outpacing the increase in our wholesale parts business, which experiences a lower gross margin. We believe our “single-point” strategy of maintaining franchise exclusivity within the markets we serve protects profitability and supports higher overall margin levels.

Asset Impairment Charges
In the first three months of 2012, we recorded an impairment charge of $0.1 million associated with a long-lived asset for which the expected future use had changed.

Selling, General and Administrative Expense (“SG&A”)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2013	2012	(Decrease)	(Decrease)
Personnel	$67,133	$58,520	$8,613	14.7%
Advertising	8,902	6,264	2,638	42.1
Rent	3,729	3,830	(101)	(2.6)
Facility costs	6,670	6,017	653	10.9
Other	14,697	13,808	889	6.4
Total SG&A	$101,131	$88,439	$12,692	14.4%

	Three Months Ended March 31,		Increase
As a % of gross profit	2013	2012	(Decrease)
Personnel	45.8%	47.1%	(130) bps
Advertising	6.1	5.0	110
Rent	2.5	3.1	(60)
Facility costs	4.6	4.8	(20)
Other	10.1	11.1	(100)
Total SG&A	69.1%	71.1%	(200) bps

SG&A expense increased $12.7 million in the three-month period ended March 31, 2013 compared to the same period in 2012. This increase was primarily driven by increased variable costs associated with improved sales and an increase in advertising as we focused on gaining market share. These increases in costs were offset by a continued focus to reduce or maintain fixed costs and effectively manage variable costs.

SG&A as a percentage of gross profit was 69.1% compared to 71.1%, respectively, for the three months ended March 31, 2013 and 2012. As sales volume increases and we gain leverage in our cost structure, we anticipate maintaining SG&A as a percentage of gross profit in the high 60% range.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A expense.

	Three Months Ended March 31,			% of Change in
(Dollars in thousands)	2013	2012	Change	Gross Profit
Gross profit	$146,438	$124,334	$22,104	100.0%
SG&A expense	(101,131)	(88,439)	(12,692)	(57.4)
Throughput contribution			$9,412	42.6%

	Three Months Ended March 31,			% of Change in
(Dollars in thousands)	2012	2011	Change	Gross Profit
Gross profit	$124,334	$99,659	$24,675	100.0%
SG&A expense	(88,439)	(75,294)	(13,145)	(53.3)
Throughput contribution			$11,530	46.7%

Throughput contributions for newly opened or acquired stores are on a ”first dollar” basis for the first twelve months of operations. We acquired four stores and opened three new stores since the first quarter of 2012 and, adjusting for these locations, our throughput contribution on a same store basis was estimated at 49.2% for the three-month period ended March 31, 2013 compared to the same period of 2012. We continue to target a same store throughput contribution of approximately 50%.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or betterments, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended March 31,			%
(Dollars in thousands)	2013	2012	Increase	Increase
Depreciation and amortization	$4,721	$4,138	$583	14.1%

Depreciation and amortization for the three months ended March 31, 2013 increased compared to the same period of 2012 as we continue to invest in improvements of our store facilities and replacement of equipment, increasing the amount of depreciable assets and amortizable expenses. In the full year of 2012 and in the first quarter of 2013, we had capital expenditures of $64.6 million and $6.6 million, respectively.

Operating Income
Operating income in the three-month period ended March 31, 2013 was 4.5% of revenue compared to 4.3% of revenue in the comparable period of 2012. This improvement in operating margin is a result of continued cost control as we leverage our cost structure in an environment of improving sales.

Floor Plan Interest Expense and Floor Plan Assistance
Floor plan interest expense increased $0.5 million in the three-month period ended March 31, 2013 compared to the same period of 2012. Changes in the average outstanding balances on our floor plan facilities increased the expense $1.3 million and changes in the interest rate on our floor plan facility decreased the expense $0.6 million. Our interest rate swaps further decreased the expense $0.2 million.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended March 31,			%
(Dollars in thousands)	2013	2012	Change	Change
Floor plan interest expense (new vehicles)	$3,449	$2,902	$547	18.8%
Floor plan assistance (included as an offset to cost of sales)	(4,411)	(3,643)	768	21.1
Net new vehicle carrying costs	$(962)	$(741)	$221	29.8%

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages and our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended March 31,			%
(Dollars in thousands)	2013	2012	Decrease	Decrease
Mortgage interest	$1,986	$2,220	$(234)	(10.5)%
Other interest	396	601	(205)	(34.1)
Capitalized interest	(21)	(94)	(73)	(77.7)
Total other interest expense	$2,361	$2,727	$(366)	(13.4)%

Other interest expense decreased $0.4 million in the first quarter of 2013 compared to the same period of 2012. In the full year of 2012 and first quarter of 2013, we had net mortgage reductions of $1.5 million and $27.8 million, respectively, which contributed to the decrease. In addition, we refinanced mortgages at lower interest rates which lowered interest expense. Other interest expense also decreased due to lower volumes of borrowing on our credit facility.

Other Income, Net
Other income, net primarily includes interest income and the gains related to an equity investment. Other income, net was $0.8 million and $0.5 million for the three-month periods ended March 31, 2013 and 2012, respectively.

Income Tax Expense
Our effective income tax rate was 38.5% for the three-month period ended March 31, 2013 compared to 37.3% in the comparable period of 2012. For the full year of 2013, we anticipate our income tax rate will be approximately 39.1%.

Non-GAAP Reconciliations
We believe each of the non-GAAP financial measures below improves the transparency of our disclosures, provides a meaningful presentation of our results from core business operations because they exclude adjustments for items not related to our ongoing core business operations and other non-cash adjustments, and improves the period-to-period comparability of our results from the core business operations. Our management uses these measures in conjunction with GAAP financial measures to assess our business, including our compliance with covenants in our credit facility and in communications with our Board of Directors concerning financial performance. These measures should not be considered an alternative to GAAP measures.

We did not have any non-GAAP adjustments for the three months ended March 31, 2013.

The following table reconciles certain reported non-GAAP measures to the most comparable GAAP measures from our Consolidated Statements of Operations (dollars in thousands, except per share amounts) for the three months ended March 31, 2012:

	Three Months Ended March 31, 2012
	As reported	Asset impairment and disposal gain	Equity investment	Tax attribute	Adjusted
Asset impairments	$115	$(115)	$-	$-	$-
Selling, general and administrative	$88,439	$739	$-	$-	$89,178

Operating income	$31,642	$(624)	$-	$-	$31,018

Other income, net	$498	$-	$(244)	$-	$254

Income from continuing operations before income taxes	$26,511	$(624)	$(244)	$-	$25,643
Income tax provision	(9,877)	244	95	(493)	(10,031)
Income from continuing operations, net of income tax	$16,634	$(380)	$(149)	$(493)	$15,612

Diluted income per share from continuing operations	$0.63	$(0.01)	$(0.01)	$(0.02)	$0.59
Diluted share count	26,478

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

Below is a summary and discussion of our available funds (in thousands):

	As of March 31,	As of December 31,	Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Cash and cash equivalents	$15,006	$42,839	$(27,833)	(65.0)%
Available credit on the credit facility	151,332	120,536	30,796	25.5
Total available funds	$166,338	$163,375	$2,963	1.8%

Historically, we have raised capital through the sale of assets, sale of stores, issuance of stock and the issuance of debt. We may strategically use excess cash to reduce the amount of debt outstanding when appropriate. During the three months ended March 31, 2013, we strategically utilized excess cash to pay down $25.8 million of outstanding mortgage debt.

We have the ability to raise funds through the financing of owned real estate. As of March 31, 2013, we had a book value of $148.8 million in unfinanced owned real estate. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $111.6 million at March 31, 2013; however, no assurances can be provided that the appraised value of this property will match or exceed its book value or that this capital source will be available on terms acceptable to us.

In addition, we have an effective shelf registration statement with the SEC that allows us to offer for sale, from time to time and as the capital markets permit, up to $100 million in various forms of debt or equity securities. We have no immediate plans to access such funds, and no assurances can be provided this capital source will be available on terms acceptable to us.

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

	Outstanding as of March 31, 2013	Remaining Available as of March 31, 2013
New vehicle floor plan commitment	$567,981	$-	(1),(4)
Floor plan notes payable	15,545	-	(4)
Used vehicle inventory financing facility	61,051	9,751	(3)
Revolving line of credit	-	141,581	(2),(3)
Real estate mortgages	165,169	-
Other debt	3,512	-
Liabilities associated with assets held for sale	8,662	-	(4)
Total debt	$821,920	$151,332

(1)	We have a $575 million new vehicle floor plan commitment as part of our credit facility.
(2)	Available credit is based on the borrowing base amount effective as of March 31, 2013. This amount is reduced by $3.4 million for outstanding letters of credit.
(3)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(4)
As of March 31, 2013, an additional $7.0 million of floor plan notes payable outstanding on our new vehicle floor plan commitment and $1.7 million of floor plan notes payable on vehicles designated as service loaners were recorded as liabilities related to assets held for sale.

Credit Facility
We have an $800 million credit facility with a syndicate of 10 financial institutions, including four manufacturer-affiliated finance companies. This financing commitment is comprised of $575 million in new vehicle inventory floor plan financing, $80 million in used vehicle inventory financing and $145 million on a revolving line of credit for general corporate purposes, including acquisitions and working capital. All borrowings from, and repayments to, our syndicated lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

The new vehicle floor plan financing commitment is collateralized by our new vehicle inventory. Our used vehicle inventory financing facility is collateralized by our used vehicle inventory that is less than 180 days old. Our revolving line of credit is secured by our outstanding receivables related to vehicle sales, other eligible receivables, parts and accessories and equipment. If the outstanding principal balance on our new vehicle inventory floor plan facility, plus requests on any day, exceeds 95% of the loan commitment, a portion of the revolving loan commitment must be reserved. The reserve amount is equal to the lesser of $15.0 million or the maximum revolving loan commitment less the outstanding balance on the loan less outstanding letters of credit. The reserve amount will decrease the revolving loan availability and may be used to repay the new vehicle floor plan balance.

The interest rate on the credit facility varies based on the type of debt with the rate ranging from the one-month LIBOR plus 1.5% to the one-month LIBOR plus 2.0%. Our financial covenants related to this credit facility include maintaining a current ratio of not less than 1.20x, a fixed charge coverage ratio of not less than 1.20x, a leverage ratio of not more than 5.0x and funded debt of not more than $375 million.

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

The annual interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 1.7% at March 31, 2013.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.8% to 5.9% at March 31, 2013. The mortgages are payable in various installments through May 2031. As of March 31, 2013, we had fixed interest rates on 78% of our outstanding mortgages.

Our other debt includes various notes, capital leases and obligations assumed as a result of acquisitions and other agreements and had interest rates that ranged from 2.0% to 9.0% at March 31, 2013. This debt, which totaled $3.5 million at March 31, 2013, is due in various installments through May 2019.

Debt Covenants
Under the terms of our credit facility and other debt agreements, we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of March 31, 2013
Current ratio	Not less than 1.20 to 1	1.42 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.57 to 1
Leverage ratio	Not more than 5.00 to 1	1.70 to 1
Funded debt restriction	Not to exceed $375 million	$168.7 million

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

Inventories
We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. As of March 31, 2013, our new vehicle days supply was 71, or ten days higher than our days supply as of March 31, 2012. The increase in our current new vehicle inventory levels is partly related to increasing the inventory of certain truck models prior to manufacturer-planned platform changes, when production is halted and additional vehicles are not available for several months. Our days supply of used vehicles was 46 days as of March 31, 2013, or two days lower than our days supply level as of March 31, 2012. We have continued to focus on managing our mix and maintaining an appropriate level of used vehicle inventory.

Capital Expenditures
Capital expenditures were $6.6 million and $8.5 million for the three months ended March 31, 2013 and 2012, respectively. We anticipate approximately $55 million in capital expenditures for 2013. This amount is associated with image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

Many manufacturers provide assistance in the form of additional vehicle incentives if facilities meet image standards and requirements. We believe it is an attractive time to invest in facility upgrades and remodels that will generate additional manufacturer incentive payments. Also, tax laws allowing accelerated deductions for capital expenditures reduce the overall investment needed and encourage accelerated project timelines.

If we undertake a significant capital commitment in the future, we expect to pay for the commitment out of existing cash balances, construction financing and borrowings on our credit facility. Upon completion of the projects, we would anticipate securing long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended, although no assurances can be provided that these financings will be available to us in sufficient amounts or on terms acceptable to us.

Dividends
Management evaluates performance and makes a recommendation to the Board of Directors on dividend payments on a quarterly basis. A dividend payment was paid in December 2012 in lieu of the dividend typically declared and paid in March of the following year. Accordingly, we did not pay dividends on our Class A and Class B common stock during the first quarter of 2013.

Our Board of Directors approved a dividend of $0.13 per share on our Class A and Class B common stock related to our first quarter 2013 financial results. The dividend will total approximately $3.3 million and will be paid on May 24, 2013 to shareholders of record on May 10, 2013.

Common Stock Repurchases
In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. On July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. We repurchased 127,900 shares of our Class A common stock during the first quarter of 2013 at an average price of $40.76 per share, for a total of $5.2 million. Through March 31, 2013, we have repurchased 1,273,047 shares and 1,726,953 shares remained available for repurchase. This authority to repurchase shares does not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

In addition, 59,721 shares were repurchased during the first quarter of 2013 at an average price of $45.04, for a total of $2.7 million, related to the payment of taxes associated with the exercise of stock options or the vesting of restricted stock units.

Critical Accounting Policies and Use of Estimates
There have been no material changes in our critical accounting policies and use of estimates as described in our 2012 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on February 22, 2013.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2012 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 22, 2013.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Except as disclosed in Note 5 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, there have been no new proceedings or material changes to previously disclosed proceedings in our Annual Report on Form 10-K for the year ended December 31, 2012. The information in this Form 10-Q should be read in conjunction with the legal proceedings disclosed in that report, which was filed with the Securities and Exchange Commission on February 22, 2013.

Item 1A.  Risk Factors

Except for the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. The information below should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the Securities and Exchange Commission on February 22, 2013.

Government regulations and compliance costs may adversely affect our business, and the failure to comply could have a material adverse effect on our results of operations.

We are, and expect to continue to be, subject to a wide range of federal, state and local laws and regulations, including local licensing requirements. These laws regulate the conduct of our business, including:

•	motor vehicle and retail installment sales practices;
•	leasing;
•	sales of finance, insurance and vehicle protection products;
•	consumer credit;
•	deceptive trade practices;
•	consumer protection;
•	consumer privacy;
•	money laundering;
•	advertising;
•	land use and zoning;
•	health and safety; and
•	employment practices.

In every state in which we operate, we must obtain certain licenses issued by state authorities to operate our businesses, including dealer, sales, finance and insurance-related licenses. State laws also regulate our advertising, operating, financing, employment and sales practices. Other laws and regulations include state franchise laws and regulations and other extensive laws and regulations applicable to new and used automobile dealers. In some states, some of our practices must be approved by regulatory agencies which have broad discretion. The enactment of new laws and regulations that materially impair or restrict our sales, finance and insurance or other operations could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

Our financing activities are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws and regulations. Some states regulate finance, documentation and administrative fees that may be charged in connection with vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us or our dealerships by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines. In recent years, private plaintiffs and state attorneys general in the United States have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. These activities have led many lenders to limit the amounts that may be charged to customers as fee income for these activities. If these or similar activities were to significantly restrict our ability to generate revenue from arranging financing for our customers, we could be adversely affected.

The Dodd-Frank Wall Street Reform and Consumer Protection Act established the Consumer Financial Protection Bureau (CFPB), which has broad regulatory powers. Although the CFPB may not exercise its authority over an automotive dealer that is predominantly engaged in the sale and servicing of motor vehicles, the leasing and servicing of motor vehicles, or both, the Dodd-Frank Act and future regulatory actions by this bureau could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions, and it could affect our arrangements with lending sources.

In March 2013, the CFPB issued a bulletin suggesting that auto dealers who arrange credit through outside parties may be participating in a credit decision such that they are subject to the Equal Credit Opportunity Act, including its anti-discrimination provisions. In particular, the CFPB highlighted that the payment to a dealer of the excess of the interest rate the dealer negotiates with the customer over the rate at which the lender is willing to provide financing may encourage pricing disparities on the basis of race, national origin, or potentially other prohibited bases. This bulletin may affect the willingness of outsider lenders to continue these lending practices, and heightened focus on these arrangements may affect our relationships and agreements, including our indemnification obligations, with lenders, which could adversely affect our business.

Our operations are also subject to the National Traffic and Motor Vehicle Safety Act, the Magnusson-Moss Warranty Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and various state motor vehicle regulatory agencies. The imported automobiles we purchase are subject to U.S. customs duties and, in the ordinary course of our business, we may, from time to time, be subject to claims for duties, penalties, liquidated damages or other charges.

If we or any of our employees at any individual dealership violate or are alleged to violate laws and regulations applicable to them or protecting consumers generally, we could be subject to individual claims or consumer class actions, administrative, civil or criminal investigations or actions and adverse publicity. Such actions could expose us to substantial monetary damages and legal defense costs, injunctive relief and criminal and civil fines and penalties, including suspension or revocation of our licenses and franchises to conduct dealership operations.

Likewise, employees and former employees are protected by a variety of employment-related laws and regulations relating to, among other things, wages and discrimination. Allegations of a violation could subject us to individual claims or consumer class actions, administrative investigations or adverse publicity. Such actions could expose us to substantial monetary damages and legal defense costs, injunctive relief and civil fines and penalties, and damage our reputation and sales.

Environmental laws and regulations govern, among other things, discharges into the air and water, storage of petroleum substances and chemicals, the handling and disposal of wastes and remediation of contamination arising from spills and releases. In addition, we may also have liability in connection with materials that were sent to third-party recycling, treatment and/or disposal facilities under federal and state statutes. These federal and state statutes impose liability for investigation and remediation of contamination without regard to fault or the legality of the conduct that contributed to the contamination. Similar to many of our competitors, we have incurred and expect to continue to incur capital and operating expenditures and other costs in complying with such federal and state statutes. In addition, we may be subject to broad liabilities arising out of contamination at our currently and formerly owned or operated facilities, at locations to which hazardous substances were transported from such facilities, and at such locations related to entities formerly affiliated with us. Although for some such potential liabilities we believe we are entitled to indemnification from other entities, we cannot assure you that such entities will view their obligations as we do or will be able or willing to satisfy them. Failure to comply with applicable laws and regulations, or significant additional expenditures required to maintain compliance therewith, may have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

A significant judgment against us, the loss of a significant license or permit or the imposition of a significant fine could have a material adverse effect on our business, financial condition and future prospects. We further expect that, from time to time, new laws and regulations, particularly in the labor, employment, environmental and consumer protection areas will be enacted, and compliance with such laws, or penalties for failure to comply, could significantly increase our costs.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the first quarter of 2013:

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum number of shares that may yet be purchased under the plans
January 1 to January 31	-		$-	-	1,854,853
February 1 to February 28	127,900		40.76	127,900	1,726,953
March 1 to March 31	59,721	(2)	45.04	-	1,726,953
Total	187,621		42.12	127,900	1,726,953

(1)
In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock and on July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. Through March 31, 2013, we have repurchased 1,273,047 shares at an average price of $24.18 per share. This authority to repurchase shares does not have an expiration date nor a maximum aggregate dollar amount for repurchases.

(2)	These share repurchases relate to the payment of taxes associated with the exercise of stock options or the vesting of restricted stock units.

Item 6.  Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (incorporated by reference to exhibit 3.1 to our Form 10-K for the year ended December 31, 1999).
3.2	Amended and Restated Bylaws of Lithia Motors, Inc. (Corrected) (incorporated by reference to exhibit 3.2 to our Form 10-K for the year ended December 31, 2008).
10.1*	Form of Restricted Stock Unit Agreement (Performance and Time Vesting)
10.2*	Form of Restricted Stock Unit Agreement (Long Term Performance Vesting)
10.3*	Form of Restricted Stock Unit Agreement (Time Vesting) (for mid-level executives)
10.4*	Form of Restricted Stock Unit Agreement (Time Vesting) (for non-employee directors)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2013	LITHIA MOTORS, INC.

	By:	/s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

By:	/s/ John F. North III
John F. North III
Vice President and
Corporate Controller
(Principal Accounting Officer)