Form 10-Q
period 2013-06-30
LITHIA MOTORS INC
filed 2013-07-26
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	23,283,345
Class B common stock without par value	2,562,231
(Class)	(Outstanding at July 26, 2013)

LITHIA MOTORS, INC.

FORM 10-Q

 LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$20,257	$42,839
Accounts receivable, net of allowance for doubtful accounts of $152 and $336	143,833	133,149
Inventories, net	783,840	723,326
Deferred income taxes	2,824	3,832
Other current assets	9,856	17,484
Assets held for sale	10,733	12,579
Total Current Assets	971,343	933,209

Property and equipment, net of accumulated depreciation of $100,638 and $97,883	443,516	425,086
Goodwill	40,313	32,047
Franchise value	66,465	62,429
Deferred income taxes	22,190	17,123
Other non-current assets	28,689	22,808
Total Assets	$1,572,516	$1,492,702

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$16,912	$13,454
Floor plan notes payable: non-trade	570,025	568,130
Current maturities of long-term debt	6,951	8,182
Trade payables	44,121	41,589
Accrued liabilities	90,290	81,602
Liabilities related to assets held for sale	6,378	8,347
Total Current Liabilities	734,677	721,304

Long-term debt, less current maturities	294,073	286,876
Deferred revenue	38,557	33,589
Other long-term liabilities	29,058	22,832
Total Liabilities	1,096,365	1,064,601

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,262 and 22,916	265,599	268,801
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 2,562 and 2,762	319	343
Additional paid-in capital	18,577	12,399
Accumulated other comprehensive loss	(1,771)	(2,615)
Retained earnings	193,427	149,173
Total Stockholders' Equity	476,151	428,101
Total Liabilities and Stockholders' Equity	$1,572,516	$1,492,702

See accompanying notes to consolidated financial statements.

 LITHIA MOTORS, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations
(In thousands, except  per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
New vehicle	$569,487	$455,939	$1,062,928	$848,885
Used vehicle retail	258,465	207,341	497,693	397,960
Used vehicle wholesale	37,691	35,106	77,197	68,463
Finance and insurance	34,218	27,184	65,881	52,060
Service, body and parts	94,462	85,456	184,902	169,000
Fleet and other	14,182	11,316	22,984	24,220
Total revenues	1,008,505	822,342	1,911,585	1,560,588
Cost of sales:
New vehicle	530,699	422,373	989,493	785,067
Used vehicle retail	219,572	176,350	423,827	338,692
Used vehicle wholesale	36,996	34,810	75,528	67,770
Service, body and parts	47,769	43,782	94,430	87,191
Fleet and other	13,636	10,931	22,036	23,438
Total cost of sales	848,672	688,246	1,605,314	1,302,158
Gross profit	159,833	134,096	306,271	258,430
Asset impairments	-	-	-	115
Selling, general and administrative	109,283	92,990	210,414	181,429
Depreciation and amortization	4,899	4,198	9,620	8,336
Operating income	45,651	36,908	86,237	68,550
Floor plan interest expense	(3,036)	(3,054)	(6,485)	(5,956)
Other interest expense	(1,941)	(2,530)	(4,302)	(5,257)
Other income, net	584	819	1,385	1,317
Income from continuing operations before income taxes	41,258	32,143	76,835	58,654
Income tax provision	(15,977)	(12,138)	(29,672)	(22,015)
Income from continuing operations, net of income tax	25,281	20,005	47,163	36,639
Income from discontinued operations, net of income tax	274	486	447	648
Net income	$25,555	$20,491	$47,610	$37,287

Basic income per share from continuing operations	$0.98	$0.78	$1.83	$1.42
Basic income per share from discontinued operations	0.01	0.02	0.02	0.02
Basic net income per share	$0.99	$0.80	$1.85	$1.44

Shares used in basic per share calculations	25,782	25,730	25,730	25,860

Diluted income per share from continuing operations	$0.97	$0.76	$1.81	$1.39
Diluted income per share from discontinued operations	0.01	0.02	0.01	0.03
Diluted net income per share	$0.98	$0.78	$1.82	$1.42

Shares used in diluted per share calculations	26,134	26,185	26,120	26,331

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
 Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$25,555	$20,491	$47,610	$37,287
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $209, $225, $524, and $490, respectively	338	364	844	790
Comprehensive income	$25,893	$20,855	$48,454	$38,077

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$47,610	$37,287
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairments	-	115
Depreciation and amortization	9,620	8,336
Depreciation and amortization within discontinued operations	-	124
Stock-based compensation	2,603	1,512
(Gain) loss on disposal of other assets	33	(983)
Deferred income taxes	825	302
Excess tax benefit from share-based payment arrangements	(5,408)	(1,026)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(10,684)	(18,305)
Inventories	(48,899)	(109,592)
Other current assets	5,980	4,680
Other non-current assets	(3,394)	(1,847)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	3,384	(94,305)
Trade payables	2,078	7,289
Accrued liabilities	8,812	7,670
Other long-term liabilities and deferred revenue	11,889	6,700
Net cash provided by (used in) operating activities	24,449	(152,043)

Cash flows from investing activities:
Principal payments received on notes receivable	61	50
Capital expenditures	(22,107)	(22,693)
Proceeds from sales of assets	420	4,940
Payments for life insurance policies	(2,566)	(1,934)
Cash paid for acquisitions	(31,786)	(12,782)
Proceeds from sales of stores	-	2,901
Net cash used in investing activities	(55,978)	(29,518)

Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade	5,989	251,844
Borrowings on lines of credit	358,000	177,623
Repayments on lines of credit	(327,318)	(212,623)
Principal payments on long-term debt, scheduled	(3,667)	(4,000)
Principal payments on long-term debt and capital leases, other	(25,770)	(32,049)
Proceeds from issuance of long-term debt	4,721	14,169
Proceeds from issuance of common stock	2,843	2,671
Repurchase of common stock	(7,903)	(20,606)
Excess tax benefit from share-based payment arrangements	5,408	1,026
Dividends paid	(3,356)	(4,398)
Change in restricted cash	-	3,300
Net cash provided by financing activities	8,947	176,957

Decrease in cash and cash equivalents	(22,582)	(4,604)

Cash and cash equivalents at beginning of period	42,839	20,851
Cash and cash equivalents at end of period	$20,257	$16,247

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,989	$11,690
Cash paid during the period for income taxes, net	16,111	14,217

Supplemental schedule of non-cash activities:
Floor plan debt paid in connection with store disposals	-	6,712
Acquisition of assets with capital leases	-	2,470

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed Consolidated Financial Statements contain unaudited information as of June 30, 2013 and for the three- and six-month periods ended June 30, 2013 and 2012. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2012 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2012 is derived from our 2012 Annual Report on Form 10-K. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2012 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented.

These reclassifications had no impact on previously reported net income.

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Contracts in transit	$72,315	$65,597
Trade receivables	28,839	25,885
Vehicle receivables	21,895	21,298
Manufacturer receivables	26,411	25,658
	149,460	138,438
Less: Allowance	(152)	(336)
Less: Long-term portion of accounts receivable, net	(5,475)	(4,953)
Total accounts receivable, net	$143,833	$133,149

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventory consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
New vehicles	$597,740	$563,275
Used vehicles	153,944	130,529
Parts and accessories	32,156	29,522
Total inventories	$783,840	$723,326

Note 4. Goodwill

The changes in the carrying amounts of goodwill are as follows (in thousands):

Goodwill
Balance as of December, 31, 2011, gross	$318,224
Accumulated impairment loss	(299,266)
Balance as of December 31, 2011, net	18,958
Additions through acquisitions	13,710
Goodwill allocated to dispositions	(621)
Balance as of December 31, 2012, net	32,047
Additions through acquisitions	8,266
Balance as of June 30, 2013, net	$40,313

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

Alaska Consumer Protection Act Claims

In December 2006, a suit was filed against us (Jackie Neese, et al vs. Lithia Chrysler Jeep of Anchorage, Inc, et al, Case No. 3AN-06-13341 CI), and in April, 2007, a second case (Jackie Neese, et al vs. Lithia Chrysler Jeep of Anchorage, Inc, et al, Case No. 3AN-06-4815 CI) was filed against us, in the Superior Court for the State of Alaska, Third Judicial District at Anchorage. These suits were subsequently consolidated. In the suits, plaintiffs alleged that we, through our Alaska dealerships, engaged in three practices that purportedly violate Alaska consumer protection laws: (i) charging customers dealer fees and costs (including document preparation fees) not disclosed in the advertised price, (ii) failing to disclose the acquisition, mechanical and accident history of used vehicles or whether the vehicles were originally manufactured for sale in a foreign country, and (iii) engaging in deception, misrepresentation and fraud by providing to customers financing from third parties without disclosing that we receive a fee or discount for placing that loan. The suit sought statutory damages of $500 for each violation or three times plaintiff’s actual damages, whichever was greater, and attorney fees and costs.

In June 2013 the parties agreed to mediate the claims without pre-conditions.  The mediation resulted in a settlement agreement with the plaintiffs under which we estimate we will pay $3.8 million to settle all claims against us and to pay plaintiffs’ legal fees. The estimated payment assumes a participation rate by eligible class members based on historically experienced claim rates. An increased claim rate would result in additional payments. The estimated settlement amount was recorded as a component of selling, general and administrative expense in our Consolidated Statements of Operations and, as of June 30, 2013, was included as components of accrued liabilities and other long term liabilities in our Consolidated Balance Sheets. The settlement is subject to court approval and we cannot assure that the court will approve the settlement.

Note 6. Stockholders’ Equity

Reclassification From Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss was as follows (in thousands):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected Line Item in the Consolidated Statements of Operations
Loss on cash flow hedges	$(166)	$(472)	Floor plan interest expense
Taxes	64	181	Income tax provision
Loss on cash flow hedges, net	$(102)	$(291)

See Note 9 for more details regarding our derivative contracts.

Share Repurchases

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. On July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. In the six months ended June 30, 2013, we repurchased 127,900 shares at an average price of $40.76 per share, for a total of $5.2 million. Through June 30, 2013, we have repurchased 1,273,047 shares and 1,726,953 shares remained available for repurchase. This authority to repurchase shares does not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

In addition, 59,721 shares subject to equity awards were repurchased during the first six months of 2013 at an average price of $45.04, for a total of $2.7 million, related to tax withholdings associated with the exercise of stock options or the vesting of restricted stock units.

Dividends

We declared and paid dividends on our Class A and Class B common stock during the second quarter of 2013, which related to our first quarter 2013 financial results, of $0.13 per share, for a total of $3.4 million.

See Note 13 for a discussion of a dividend related to our second quarter 2013 financial results.

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

In March 2013, we made a discretionary contribution of $2.0 million to the LTIP. Participants will receive a guaranteed return of 5.25% in 2013. We recognized compensation expense related to the LTIP of $0.4 million and $0.7 million, respectively, for the three and six months ended June 30, 2013 and $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2012. As of June 30, 2013 and December 31, 2012, the balance due to participants was $5.2 million and $3.6 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

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

There were no changes to our valuation techniques during the six-month period ended June 30, 2013.

Assets and Liabilities Measured at Fair Value

Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at June 30, 2013	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(3,356)	$-

Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(4,679)	$-

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

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow method. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of June 30, 2013, this debt had maturity dates between November 2016 and May 2031. A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	June 30, 2013	December 31, 2012
Carrying value	$135,261	$130,469
Fair value	135,137	134,688

Note 9. Derivative Financial Instruments

We enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value for the effective portion of these interest rate swaps in comprehensive income rather than net income until the underlying hedged transaction affects net income. If a swap is no longer designated as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income as the forecasted transaction occurs. If the forecasted transaction is probable of not occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income immediately. The estimated amount that we expect to reclassify from accumulated other comprehensive loss to net income within the next twelve months is $1.1 million at June 30, 2013.

As of June 30, 2013, we had a $25 million interest rate swap outstanding with U.S. Bank Dealer Commercial Services. This interest rate swap matures on June 15, 2016 and has a fixed rate of 5.587% per annum. The variable rate on the interest rate swap is the one-month LIBOR rate. At June 30, 2013, the one-month LIBOR rate was 0.20% per annum, as reported in the Wall Street Journal.

At June 30, 2013 and December 31, 2012, the fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	June 30, 2013

Interest Rate Swap Contracts	Accrued liabilities	$1,211
	Other long-term liabilities	2,145
		$3,356

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2012

Interest Rate Swap Contracts	Accrued liabilities	$1,839
	Other long-term liabilities	2,840
		$4,679

The effect of derivative instruments on our Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2013 and 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended June 30, 2013
Interest Rate Swap Contracts	$381	Floor plan interest expense	$(166)	Floor plan interest expense	$(296)

Three Months Ended June 30, 2012
Interest Rate Swap Contracts	$239	Floor plan interest expense	$(350)	Floor plan interest expense	$(730)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Six Months Ended June 30, 2013
Interest Rate Swap Contracts	$896	Floor plan interest expense	$(472)	Floor plan interest expense	$(890)

Six Months Ended June 30, 2012
Interest Rate Swap Contracts	$522	Floor plan interest expense	$(758)	Floor plan interest expense	$(1,384)

See also Note 8.

Note 10. Acquisitions

On June 10, 2013, we acquired the inventory, property, equipment and intangible assets and assumed certain liabilities of OB Salem Auto Group, Inc. in Salem, Oregon from Michael O’Brien.

This acquired company contributed revenues of $2.9 million for the six months ended June 30, 2013.

The following unaudited pro forma summary presents consolidated information as if the acquisitions in the three- and six-month periods ended June 30, 2012 and 2013 had occurred on January 1, 2012 (in thousands, except for per share amounts):

Three Months Ended June 30,	2013	2012
Revenue	$1,026,597	$850,733
Income from continuing operations, net of tax	25,489	20,199
Basic income per share from continuing operations, net of tax	0.99	0.79
Diluted income per share from continuing operations, net of tax	0.98	0.77

Six Months Ended June 30,	2013	2012
Revenue	$1,950,436	$1,620,574
Income from continuing operations, net of tax	47,609	36,995
Basic income per share from continuing operations, net of tax	1.85	1.43
Diluted income per share from continuing operations, net of tax	1.82	1.40

These amounts have been calculated by applying our accounting policies and estimates. The results of the acquired stores have been adjusted to reflect the following: depreciation on a straight-line basis over the expected lives for property, plant and equipment; accounting for inventory on a specific identification method; and recognition of interest expense for real estate financing related to stores where we purchased the facility. No nonrecurring pro forma adjustments directly attributable to the acquisitions are included in the reported pro forma revenues and earnings.

The acquisition was accounted for using the acquisition method of accounting. No portion of the purchase price was paid with our equity securities. The following table summarizes the consideration paid for the acquisition and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration
Cash paid, net of cash acquired	$31,786

Assets Acquired and Liabilities Assumed
Inventories	$15,198
Franchise value	4,036
Property, plant and equipment	4,697
Other assets	122
Other liabilities	(533)
23,520
Goodwill	8,266
$31,786

We account for franchise value as an indefinite-lived intangible asset. We expect the full amount of the goodwill recognized to be deductible for tax purposes.

Note 11. Discontinued Operations

We classify a store as discontinued operations if the location has been sold, we have ceased operations at that location or the store meets the criteria required by U.S. generally accepted accounting standards:

●	our management team, possessing the necessary authority, commits to a plan to sell the store;
●	the store is available for immediate sale in its present condition;
●	an active program to locate buyers and other actions that are required to sell the store are initiated;
●	a market for the store exists and we believe its sale is likely within one year;
●	active marketing of the store commences at a price that is reasonable in relation to the estimated fair market value; and
●	our management team believes it is unlikely changes will be made to the plan or the plan to dispose of the store will be withdrawn.

We reclassify the store’s operations to discontinued operations in our Consolidated Statements of Operations, on a comparable basis for all periods presented, provided we do not expect to have any significant continuing involvement in the store’s operations after its disposal.

As of June 30, 2013, one of our stores continues to meet the criteria for classification of its assets and related liabilities as held for sale and its associated operating results are classified as discontinued operations.

Actual floor plan interest expense for the store classified as discontinued operations is directly related to the store’s new vehicles. Interest expense related to our used vehicle inventory financing and revolving line of credit is allocated based on the working capital level of the store.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$10,078	$24,782	$18,878	$45,429

Income from discontinued operations	$409	$771	$693	$1,028
Income tax expense	(135)	(285)	(246)	(380)
Income from discontinued operations, net of income tax expense	$274	$486	$447	$648

Assets held for sale included the following (in thousands):

	June 30, 2013	December 31, 2012
Inventories	$7,486	$9,412
Property, plant and equipment	1,176	1,102
Intangible assets	2,071	2,065
	$10,733	$12,579

Liabilities related to assets held for sale included the following (in thousands):

	June 30, 2013	December 31, 2012
Floor plan notes payable	$6,378	$8,347

Note 12. Net Income Per Share of Class A and Class B Common Stock

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

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the three- and six-month periods ended June 30, 2013 and 2012 (in thousands, except per share amounts):

Three Months Ended June 30,	2013		2012
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$22,734	$2,547	$17,261	$2,744
Distributed income applicable to common stockholders	(3,018)	(338)	(2,230)	(354)
Basic undistributed income from continuing operations applicable to common stockholders	$19,716	$2,209	$15,031	$2,390

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,185	2,597	22,201	3,529

Basic income per share from continuing operations applicable to common stockholders	$0.98	$0.98	$0.78	$0.78
Basic distributed income per share from continuing operations applicable to common stockholders	(0.13)	(0.13)	(0.10)	(0.10)
Basic undistributed income per share from continuing operations applicable to common stockholders	$0.85	$0.85	$0.68	$0.68

Three Months Ended June 30,	2013		2012
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$3,018	$338	$2,230	$354
Reallocation of distributed income as a result of conversion of dilutive stock options	5	(5)	6	(6)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	333	-	348	-
Diluted distributed income applicable to common stockholders	$3,356	$333	$2,584	$348
Undistributed income from continuing operations applicable to common stockholders	$19,716	$2,209	$15,031	$2,390
Reallocation of undistributed income as a result of conversion of dilutive stock options	30	(30)	42	(42)
Reallocation of undistributed income due to conversion of Class B to Class A	2,179	-	2,348	-
Diluted undistributed income from continuing operations applicable to common stockholders	$21,925	$2,179	$17,421	$2,348

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	23,185	2,597	22,201	3,529
Weighted average number of shares from stock options	352	-	455	-
Conversion of Class B to Class A common shares outstanding	2,597	-	3,529	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,134	2,597	26,185	3,529

Diluted income per share from continuing operations applicable to common stockholders	$0.97	$0.97	$0.76	$0.76
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.13)	(0.13)	(0.10)	(0.10)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$0.84	$0.84	$0.66	$0.66

Three Months Ended June 30,	2013		2012
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	18	-	45	-

Six Months Ended June 30,	2013		2012
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$42,254	$4,909	$31,483	$5,156
Distributed income applicable to common stockholders	(3,007)	(349)	(3,779)	(619)
Basic undistributed income from continuing operations applicable to common stockholders	$39,247	$4,560	$27,704	$4,537

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,052	2,678	22,221	3,639

Basic income per share from continuing operations applicable to common stockholders	$1.83	$1.83	$1.42	$1.42
Basic distributed income per share from continuing operations applicable to common stockholders	(0.13)	(0.13)	(0.17)	(0.17)
Basic undistributed income per share from continuing operations applicable to common stockholders	$1.70	$1.70	$1.25	$1.25

Six Months Ended June 30,	2013		2012
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$3,007	$349	$3,779	$619
Reallocation of distributed income as a result of conversion of dilutive stock options	5	(5)	11	(11)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	344	-	608	-
Diluted distributed income applicable to common stockholders	$3,356	$344	$4,398	$608
Undistributed income from continuing operations applicable to common stockholders	$39,247	$4,560	$27,704	$4,537
Reallocation of undistributed income as a result of conversion of dilutive stock options	69	(69)	81	(81)
Reallocation of undistributed income due to conversion of Class B to Class A	4,491	-	4,456	-
Diluted undistributed income from continuing operations applicable to common stockholders	$43,807	$4,491	$32,241	$4,456

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	23,052	2,678	22,221	3,639
Weighted average number of shares from stock options	390	-	471	-
Conversion of Class B to Class A common shares outstanding	2,678	-	3,639	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,120	2,678	26,331	3,639

Diluted income per share from continuing operations applicable to common stockholders	$1.81	$1.81	$1.39	$1.39
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.13)	(0.13)	(0.17)	(0.17)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$1.68	$1.68	$1.22	$1.22

Six Months Ended June 30,	2013		2012
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	19	-	90	-

Note 13. Subsequent Events

On July 22, 2013, our Board of Directors approved a dividend of $0.13 per share on our Class A and Class B Common stock related to our second quarter 2013 financial results. The dividend will total approximately $3.4 million and will be paid on August 23, 2013 to shareholders of record on August 9, 2013.

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

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of July 26, 2013, we offer 27 brands of new vehicles and all brands of used vehicles in 91 stores in the United States and online at Lithia.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

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

Results of Continuing Operations

For the three months ended June 30, 2013 and 2012, we reported income from continuing operations, net of tax, of $25.3 million, or $0.97 per diluted share, and $20.0 million, or $0.76 per diluted share, respectively.

For the six months ended June 30, 2013 and 2012, we reported income from continuing operations, net of tax, of $47.2 million, or $1.81 per diluted share, and $36.6 million, or $1.39 per diluted share, respectively.

Discontinued Operations

Results for stores sold, closed or held for sale, qualifying for reclassification under the applicable accounting guidance, are presented as discontinued operations for all periods in our Consolidated Statements of Operations. As a result, our results from continuing operations are presented on a comparable basis.

Income from discontinued operations, net of tax for the three months ended June 30, 2013 and 2012 totaled $274,000 and $486,000, respectively. Income from discontinued operations, net of tax for the six months ended June 30, 2013 and 2012 totaled $447,000 and $648,000, respectively. See Note 11 of the Condensed Notes to Consolidated Financial Statements for additional information.

Key Performance Metrics

Key performance metrics for revenue and gross profit were as follows for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

Three months ended June 30, 2013	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$569,487	56.5%	$38,788	6.8%	24.3%
Used vehicle retail	258,465	25.6	38,893	15.0	24.3
Used vehicle wholesale	37,691	3.7	695	1.8	0.4
Finance and insurance(1)	34,218	3.4	34,218	100.0	21.4
Service, body and parts	94,462	9.4	46,693	49.4	29.2
Fleet and other	14,182	1.4	546	3.8	0.4
	$1,008,505	100.0%	$159,833	15.8%	100.0%

Three months ended June 30, 2012	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$455,939	55.4%	$33,566	7.4%	25.0%
Used vehicle retail	207,341	25.2	30,991	14.9	23.1
Used vehicle wholesale	35,106	4.3	296	0.8	0.2
Finance and insurance(1)	27,184	3.3	27,184	100.0	20.3
Service, body and parts	85,456	10.4	41,674	48.8	31.1
Fleet and other	11,316	1.4	385	3.4	0.3
	$822,342	100.0%	$134,096	16.3%	100.0%

Six months ended June 30, 2013	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,062,928	55.6%	$73,435	6.9%	24.0%
Used vehicle retail	497,693	26.0	73,866	14.8	24.1
Used vehicle wholesale	77,197	4.0	1,669	2.2	0.6
Finance and insurance(1)	65,881	3.5	65,881	100.0	21.5
Service, body and parts	184,902	9.7	90,472	48.9	29.5
Fleet and other	22,984	1.2	948	4.1	0.3
	$1,911,585	100.0%	$306,271	16.0%	100.0%

Six months ended June 30, 2012	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$848,885	54.4%	$63,818	7.5%	24.7%
Used vehicle retail	397,960	25.5	59,268	14.9	22.9
Used vehicle wholesale	68,463	4.4	693	1.0	0.3
Finance and insurance(1)	52,060	3.3	52,060	100.0	20.1
Service, body and parts	169,000	10.8	81,809	48.4	31.7
Fleet and other	24,220	1.6	782	3.2	0.3
	$1,560,588	100.0%	$258,430	16.6%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

We believe that same store comparisons are a key indicator of our financial performance. Same store metrics demonstrate our ability to profitably grow our revenue in our existing locations. As a result, same store comparisons have been integrated into the discussion below.

A same store metric represents stores that were operating during the three- and six-month periods ended June 30, 2013, and only includes the months when operations occur in both comparable periods. For example, a store acquired in May 2012 would be included in same store operating data beginning in June 2013, after its first full complete comparable month of operation, and operating results for same store comparisons would include only the period of June for both comparable periods.

New Vehicle Revenues

	Three Months Ended June 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2013	2012	(Decrease)		(Decrease)
Reported
Revenue	$569,487	$455,939	$113,548		24.9%
Gross profit	$38,788	$33,566	$5,222		15.6
Gross margin	6.8%	7.4%	(60	)bp(1)

Retail units sold	17,024	13,974	3,050		21.8
Average selling price per retail unit	$33,452	$32,628	$824		2.5
Average gross profit per retail unit	$2,278	$2,402	$(124)		(5.2)

Same store
Revenue	$541,740	$455,658	$86,082		18.9%
Gross profit	$36,597	$33,556	$3,041		9.1
Gross margin	6.8%	7.4%	(60	)bp

Retail units sold	16,212	13,966	2,246		16.1
Average selling price per retail unit	$33,416	$32,626	$790		2.4
Average gross profit per retail unit	$2,257	$2,403	$(146)		(6.1)

(1) A basis point is equal to 1/100th of one percent.

	Six Months Ended June 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2013	2012	(Decrease)		(Decrease)
Reported
Revenue	$1,062,928	$848,885	$214,043		25.2%
Gross profit	$73,435	$63,818	$9,617		15.1
Gross margin	6.9%	7.5%	(60	)bp

Retail units sold	31,744	26,112	5,632		21.6
Average selling price per retail unit	$33,484	$32,509	$975		3.0
Average gross profit per retail unit	$2,313	$2,444	$(131)		(5.4)

Same store
Revenue	$1,015,760	$844,125	$171,635		20.3%
Gross profit	$69,503	$63,351	$6,152		9.7
Gross margin	6.8%	7.5%	(70	)bp

Retail units sold	30,363	25,970	4,393		16.9
Average selling price per retail unit	$33,454	$32,504	$950		2.9
Average gross profit per retail unit	$2,289	$2,439	$(150)		(6.2)

New vehicle sales in the first half of 2013 improved compared to the first half of 2012 primarily due to volume growth as same store unit sales increased 16.1% and 16.9%, respectively, in the three- and six-month periods ended June 30, 2013 compared to the same periods in 2012.

The number of new vehicles sold in the U.S. during the first six months of 2013 grew approximately 7.5% over the first six months of 2012. Growth in our domestic, import and luxury brand sales has outpaced the growth experienced nationally. Our domestic brand same store unit sales grew 13.7% and 15.7%, respectively, for the three- and six-month periods ended June 30, 2013 compared to the same periods in 2012. Same store unit sales for import brands grew 19.5% and 19.2%, respectively, while same store unit sales for luxury brands grew 16.2% and 14.9%, respectively, for the three- and six-month periods ended June 30, 2013 compared to the same periods in 2012. We continue to focus on increasing our share of overall new vehicle sales within our markets. Additionally, certain of our markets have seen an increase in local market sales volumes exceeding the national average.

New vehicle gross profit dollars increased 15.6% and 15.1%, respectively, for the three- and six-month periods ended June 30, 2013 compared to the same periods of 2012. These increases were due to a greater number of vehicles sold, partially offset by lower gross profit per unit and lower gross margin.

We focus on gross profit dollars earned per unit, not a gross margin percentage. On a same store basis, the average gross profit per retail unit decreased $146 and $150, respectively, for the three- and six-month periods ended June 30, 2013 compared to the same periods of 2012. These decreases were primarily due to the strategic decision to increase our market share in certain markets through lower pricing. Additionally, certain manufacturer incentives are tied to increases in units sold per store, and, given consecutive years of significant unit sales increases, these objectives have been more difficult to achieve in 2013 than in prior years, resulting in lower total incentive dollars earned.

We believe increasing new unit sales creates additional used vehicle trade-in opportunities, finance and insurance sales and future service work. We believe the incremental business generated in future periods will more than offset the slightly lower new vehicle gross profit per unit that has occurred with the pursuit of our volume-based strategy.

Used Vehicle Retail Revenues

	Three Months Ended June 30,
(Dollars in thousands, except per unit amounts)	2013	2012	Increase		% Increase
Reported
Retail revenue	$258,465	$207,341	$51,124		24.7%
Retail gross profit	$38,893	$30,991	$7,902		25.5
Retail gross margin	15.0%	14.9%	10	bp

Retail units sold	14,074	11,604	2,470		21.3
Average selling price per retail unit	$18,365	$17,868	$497		2.8
Average gross profit per retail unit	$2,763	$2,671	$92		3.4

Same store
Retail revenue	$246,004	$207,269	$38,735		18.7%
Retail gross profit	$37,102	$30,971	$6,131		19.8
Retail gross margin	15.1%	14.9%	20	bp

Retail units sold	13,457	11,603	1,854		16.0
Average selling price per retail unit	$18,281	$17,863	$418		2.3
Average gross profit per retail unit	$2,757	$2,669	$88		3.3

	Six Months Ended June 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2013	2012	(Decrease)		(Decrease)
Reported
Retail revenue	$497,693	$397,960	$99,733		25.1%
Retail gross profit	$73,866	$59,268	$14,598		24.6
Retail gross margin	14.8%	14.9%	(10	)bp

Retail units sold	27,735	22,811	4,924		21.6
Average selling price per retail unit	$17,945	$17,446	$499		2.9
Average gross profit per retail unit	$2,663	$2,598	$65		2.5

Same store
Retail revenue	$473,753	$394,769	$78,984		20.0%
Retail gross profit	$70,850	$58,939	$11,911		20.2
Retail gross margin	15.0%	14.9%	10	bp

Retail units sold	26,507	22,618	3,889		17.2
Average selling price per retail unit	$17,873	$17,454	$419		2.4
Average gross profit per retail unit	$2,673	$2,606	$67		2.6

Used vehicle retail sales are a strategic focus for organic growth. Our strategy is to offer three categories of used vehicles: manufacturer certified pre-owned vehicles; core vehicles, or late model vehicles with lower-mileage; and value autos, or vehicles with over 80,000 miles. Additionally, our volume-based strategy for new vehicle sales increases the organic opportunity to convert vehicles acquired via trade to retail used vehicle sales.

During the three- and six-month periods ended June 30, 2013, sales increased in all three categories of used vehicles compared to the same periods of 2012.

●	Same store unit sales for manufacturer certified pre-owned vehicles increased 36.8% and 34.7%, respectively.
●

Same store unit sales for the core vehicle category increased 4.7% and 7.1%, respectively. We believe this area provides the largest opportunity for organic growth. Our focus is on improving our future results in this category as it has lagged the other two categories.

●	Same store unit sales for the value auto category increased 26.4% and 27.4%, respectively.

Our retail used-to-new vehicle sales ratio was 0.8:1 for the three-month periods ended June 30, 2013 and 2012. For the six-month periods ended June 30, 2013 and 2012, our retail used-to-new vehicle sales ratio was 0.9:1. On average, each of our stores currently sells approximately 54 retail used vehicle units per month and we target increasing average sales to 75 units per month.

Used retail vehicle gross profit dollars increased 25.5% and 24.6%, respectively, for the three- and six-month periods ended June 30, 2013 compared to the same periods of 2012. These increases were mainly related to volume growth, although gross profit per unit sold was also higher. Similar to new vehicle sales, we focus on gross profit dollars earned per unit, not on gross margin percentage, in evaluating our sales performance.

Used Vehicle Wholesale Revenues

	Three Months Ended June 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2013	2012	(Decrease)		(Decrease)
Reported
Wholesale revenue	$37,691	$35,106	$2,585		7.4%
Wholesale gross profit	$695	$296	$399		134.8
Wholesale gross margin	1.8%	0.8%	100	bp

Wholesale units sold	5,241	4,512	729		16.2
Average selling price per wholesale unit	$7,192	$7,781	$(589)		(7.6)
Average gross profit per retail unit	$133	$66	$67		101.5

Same store
Wholesale revenue	$35,609	$35,065	$544		1.6%
Wholesale gross profit	$861	$298	$563		188.9
Wholesale gross margin	2.4%	0.8%	160	bp

Wholesale units sold	4,979	4,511	468		10.4
Average selling price per wholesale unit	$7,152	$7,773	$(621)		(8.0)
Average gross profit per retail unit	$173	$66	$107		162.1

	Six Months Ended June 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2013	2012	(Decrease)		(Decrease)
Reported
Wholesale revenue	$77,197	$68,463	$8,734		12.8%
Wholesale gross profit	$1,669	$693	$976		140.8
Wholesale gross margin	2.2%	1.0%	120	bp

Wholesale units sold	10,565	8,993	1,572		17.5
Average selling price per wholesale unit	$7,307	$7,613	$(306)		(4.0)
Average gross profit per retail unit	$158	$77	$81		105.2

Same store
Wholesale revenue	$72,045	$67,808	$4,237		6.2%
Wholesale gross profit	$1,760	$744	$1,016		136.6
Wholesale gross margin	2.4%	1.1%	130	bp

Wholesale units sold	9,969	8,898	1,071		12.0
Average selling price per wholesale unit	$7,227	$7,621	$(394)		(5.2)
Average gross profit per retail unit	$177	$84	$93		110.7

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended June 30,			%
(Dollars in thousands, except per unit amounts)	2013	2012	Increase	Increase
Reported
Revenue	$34,218	$27,184	$7,034	25.9%
Average finance and insurance per retail unit	$1,100	$1,063	$37	3.5%

Same store
Revenue	$32,582	$27,011	$5,571	20.6%
Average finance and insurance per retail unit	$1,098	$1,056	$42	4.0%

	Six Months Ended June 30,			%
(Dollars in thousands, except per unit amounts)	2013	2012	Increase	Increase
Reported
Revenue	$65,881	$52,060	$13,821	26.5%
Average finance and insurance per retail unit	$1,108	$1,064	$44	4.1%

Same store
Revenue	$62,560	$50,980	$11,580	22.7%
Average finance and insurance per retail unit	$1,100	$1,049	$51	4.9%

The increases in finance and insurance sales were driven by increased vehicle sales volume in the three- and six-month periods ended June 30, 2013 compared to the same periods of 2012. The availability of consumer credit continued to expand through the first six months of 2013 with lenders increasing the average loan-to-value amount available to most customers. Additionally, we increased our penetration rate on arranging financing for our customers and the sale of extended service contracts. As a result, our average revenue per unit increased.

Penetration rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Finance and insurance	78%	76%	77%	76%
Service contracts	42	41	42	41
Lifetime oil change and filter	37	36	36	37

Service, Body and Parts Revenue

	Three Months Ended June 30,
(Dollars in thousands)	2013	2012	Increase		% Increase
Reported
Customer pay	$53,243	$48,884	$4,359		8.9%
Warranty	15,707	12,666	3,041		24.0
Wholesale parts	16,916	15,550	1,366		8.8
Body shop	8,596	8,356	240		2.9
Total service, body and parts	$94,462	$85,456	$9,006		10.5%

Service, body and parts gross profit	$46,693	$41,674	$5,019		12.0%
Service, body and parts gross margin	49.4%	48.8%	60	bp

Same store
Customer pay	$51,281	$48,877	$2,404		4.9%
Warranty	15,126	12,666	2,460		19.4
Wholesale parts	16,442	15,529	913		5.9
Body shop	8,596	8,355	241		2.9
Total service, body and parts	$91,445	$85,427	$6,018		7.0%

Service, body and parts gross profit	$44,100	$40,775	$3,325		8.2%
Service, body and parts gross margin	48.2%	47.7%	50	bp

	Six Months Ended June 30,
(Dollars in thousands)	2013	2012	Increase		% Increase
Reported
Customer pay	$102,561	$94,833	$7,728		8.1%
Warranty	30,047	25,561	4,486		17.6
Wholesale parts	34,266	31,821	2,445		7.7
Body shop	18,028	16,785	1,243		7.4
Total service, body and parts	$184,902	$169,000	$15,902		9.4%

Service, body and parts gross profit	$90,472	$81,809	$8,663		10.6%
Service, body and parts gross margin	48.9%	48.4%	50	bp

Same store
Customer pay	$98,876	$94,059	$4,817		5.1%
Warranty	28,925	25,291	3,634		14.4
Wholesale parts	33,363	31,663	1,700		5.4
Body shop	18,028	16,780	1,248		7.4
Total service, body and parts	$179,192	$167,793	$11,399		6.8%

Service, body and parts gross profit	$85,926	$79,503	$6,423		8.1%
Service, body and parts gross margin	48.0%	47.4%	60	bp

Our service, body and parts sales grew in all areas in the three- and six-month periods ended June 30, 2013 compared to the prior year periods. We focus on retaining customers by offering competitively-priced routine maintenance and increasing our marketing efforts. We increased our same store customer pay business 4.9% and 5.1%, respectively, in the three- and six-month periods ended June 30, 2013 compared to the same periods in 2012.

In the three- and six-month periods ended June 30, 2013 compared to the same periods of 2012, same store warranty sales increased 19.4% and 14.4%, respectively. Domestic brand warranty work increased 0.7% and 1.0%, import warranty work increased 31.6% and 24.6%, and luxury warranty work increased 38.5% and 26.1%, respectively. Import and luxury warranty work increased primarily due to recent recalls on certain models in 2013. Additionally, certain import and luxury franchises include routine maintenance such as oil changes for two to four years after a new vehicle is sold, which is included as warranty work. As a result, increasing new vehicle unit sales in these franchises also contributed to the period-over-period increases in warranty revenue.

Wholesale parts represented 18.0% and 18.6% of our same store service, body and parts revenue mix in the first three and six months of 2013, and 18.2% and 18.9% in the first three and six months of 2012, respectively. Wholesale parts grew 5.9% and 5.4%, respectively, in the first three and six months of 2013 compared to the same periods of 2012.

Body shop represented 9.4% and 10.1% of our same store service, body and parts revenue mix in the first three and six months of 2013, and 9.8% and 10.0% in the first three and six months of 2012, respectively. Body shop grew 2.9% and 7.4%, respectively, in the first three and six months of 2013 compared to the same periods of 2012.

Service, body and parts gross profit increased 12.0% and 10.6%, respectively, for the three- and six-month periods ended June 30, 2013 compared to the same periods of 2012, mainly due to sales growth in all service, body and parts areas.

Gross Profit

Gross profit increased $25.7 million and $47.8 million, respectively, in the three- and six-month periods ended June 30, 2013 compared to the same periods in 2012. These increases of 19.2% and 18.5%, respectively, were due to increased revenues, partially offset by declines in our overall gross profit margin.

Our overall gross profit margin was 15.8% and 16.3%, respectively, for the three months ended June 30, 2013 and 2012. For the six months ended June 30, 2013 and 2012, our overall gross profit margin was 16.0% and 16.6%, respectively.

We focus on growing overall gross profit dollars. This growth allows us to leverage our cost structure in our general and administrative expenses resulting in increased operating margin. We believe our “single-point” strategy of maintaining franchise exclusivity within the markets we serve protects profitability and supports higher margin levels within each business line.

Selling, General and Administrative Expense (“SG&A”)

SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2013	2012	(Decrease)	(Decrease)
Personnel	$70,692	$60,969	$9,723	15.9%
Advertising	9,700	7,825	1,875	24.0
Rent	3,324	3,905	(581)	(14.9)
Facility costs	6,658	5,863	795	13.6
Other	18,909	14,428	4,481	31.1
Total SG&A	$109,283	$92,990	$16,293	17.5%

	Three Months Ended June 30,		Increase
As a % of gross profit	2013	2012	(Decrease)
Personnel	44.2%	45.5%	(130	) bp
Advertising	6.1	5.8	30
Rent	2.1	2.9	(80)
Facility costs	4.2	4.4	(20)
Other	11.8	10.7	110
Total SG&A	68.4%	69.3%	(90	) bp

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2013	2012	(Decrease)	(Decrease)
Personnel	$137,824	$119,492	$18,332	15.3%
Advertising	18,602	14,089	4,513	32.0
Rent	7,053	7,735	(682)	(8.8)
Facility costs	13,327	11,882	1,445	12.2
Other	33,608	28,231	5,377	19.0
Total SG&A	$210,414	$181,429	$28,985	16.0%

	Six Months Ended June 30,		Increase
As a % of gross profit	2013	2012	(Decrease)
Personnel	45.0%	46.2%	(120	) bp
Advertising	6.1	5.5	60
Rent	2.3	3.0	(70)
Facility costs	4.3	4.6	(30)
Other	11.0	10.9	10
Total SG&A	68.7%	70.2%	(150	) bp

SG&A expense increased $16.3 million and $29.0 million, respectively, in the three- and six-month periods ended June 30, 2013 compared to the same periods in 2012. These increases were primarily driven by increased variable costs associated with improved sales and increases in advertising as we focused on gaining market share. Additionally, during the second quarter of 2013, we recorded a $3.8 million expense associated with a non-core legal reserve related to the settlement of a claim filed in 2006.

SG&A as a percentage of gross profit was 68.4% and 69.3%, respectively, for the three months ended June 30, 2013 and 2012, and 68.7% and 70.2%, respectively, for the six months ended June 30, 2013 and 2012. Excluding the non-core legal reserve, SG&A as a percentage of gross profit was 66.0% and 67.5%, respectively, for the three and six months ended June 30, 2013. See “Non-GAAP Reconciliations” for more details. As sales volume increases and we gain leverage in our cost structure, we anticipate maintaining SG&A as a percentage of gross profit in the high 60% range.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A expense.

	Three Months Ended June 30,			% of Change in
(Dollars in thousands)	2013	2012	Change	Gross Profit
Gross profit	$159,833	$134,096	$25,737	100.0%
SG&A expense	(109,283)	(92,990)	(16,293)	(63.3)
Throughput contribution			$9,444	36.7%

	Three Months Ended June 30,			% of Change in
(Dollars in thousands)	2012	2011	Change	Gross Profit
Gross profit	$134,096	$113,976	$20,120	100.0%
SG&A expense	(92,990)	(79,903)	(13,087)	(65.0)
Throughput contribution			$7,033	35.0%

	Six Months Ended June 30,			% of Change in
(Dollars in thousands)	2013	2012	Change	Gross Profit
Gross profit	$306,271	$258,430	$47,841	100.0%
SG&A expense	(210,414)	(181,429)	(28,985)	(60.6)
Throughput contribution			$18,856	39.4%

	Six Months Ended June 30,			% of Change in
(Dollars in thousands)	2012	2011	Change	Gross Profit
Gross profit	$258,430	$213,634	$44,796	100.0%
SG&A expense	(181,429)	(155,196)	(26,233)	(58.6)
Throughput contribution			$18,563	41.4%

Throughput, adjusted to exclude the $3.8 million non-core legal reserve recorded in the second quarter of 2013, was 51.5% and 48.9%, respectively, for the three- and six-month periods ended June 30, 2013. See “Non-GAAP Reconciliations” for more details.

	Three Months Ended June 30,			% of Change in
(Dollars in thousands)	2013	2012	Change	Gross Profit
Gross profit	$159,833	$134,096	$25,737	100.0%
Adjusted SG&A expense	(105,470)	(92,990)	(12,480)	(48.5)
Adjusted throughput contribution			$13,257	51.5%

	Six Months Ended June 30,			% of Change in
(Dollars in thousands)	2013	2012	Change	Gross Profit
Gross profit	$306,271	$258,430	$47,841	100.0%
Adjusted SG&A expense	(206,601)	(182,168)	(24,433)	(51.1)
Adjusted throughput contribution			$23,408	48.9%

Throughput contributions for newly opened or acquired stores are on a “first dollar” basis for the first twelve months of operations. We acquired two stores and opened four new stores since the second quarter of 2012. Adjusting for these locations and the non-core legal reserve, our throughput contribution on a same store basis was estimated at 56.5% and 52.9%, respectively, for the three- and six-month periods ended June 30, 2013. We continue to target a same store throughput contribution of approximately 50%.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended June 30,			%
(Dollars in thousands)	2013	2012	Increase	Increase
Depreciation and amortization	$4,899	$4,198	$701	16.7%

	Six Months Ended June 30,			%
(Dollars in thousands)	2013	2012	Increase	Increase
Depreciation and amortization	$9,620	$8,336	$1,284	15.4%

Depreciation and amortization for the three and six months ended June 30, 2013 increased compared to the same periods of 2012 as we purchased previously leased facilities, built new facilities subsequent to the acquisition of stores and invested in improvements at our facilities and replacement of equipment. These investments increase the amount of depreciable assets and amortizable expenses. In the first half of 2013, we had capital expenditures of $22.1 million and in the full year of 2012 we had capital expenditures of $64.6 million.

Operating Income

Operating income was 4.5% of revenue for the three-month periods ended June 30, 2013 and 2012. Operating income as a percentage of revenue was 4.5% and 4.4%, respectively, for the six-month periods ended June 30, 2013 and 2012. We continue to focus on cost control which allows us to leverage our cost structure in an environment of improving sales.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense remained flat in the three months ended June 30, 2013 compared to the same period of 2012. Changes in the average outstanding balances on our floor plan facilities increased the expense $0.6 million and the maturity of three interest rate swaps decreased the expense $0.6 million during the three months ended June 30, 2013 compared to the same period of 2012. Interest rates on our floor plan facilities were consistent between periods.

Floor plan interest expense increased $0.5 million in the six months ended June 30, 2013 compared to the same period of 2012. Changes in the average outstanding balances on our floor plan facilities increased the expense $1.9 million, changes in the interest rates on our floor plan facilities decreased the expense $0.6 million, and the maturity of three interest rate swaps further decreased the expense $0.8 million during the six months ended June 30, 2013 compared to the same period of 2012.

Floor plan assistance is provided by manufacturers to support store financing of new vehicle inventory. Floor plan assistance is recorded as a component of new vehicle gross profit when a specific vehicle is sold. However, because manufacturers provide this assistance to offset inventory carrying costs, we believe a comparison of floor plan interest expense to floor plan assistance is a useful measure of the efficiency of our new vehicle sales relative to stocking levels.

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended June 30,			%
(Dollars in thousands)	2013	2012	Change	Change
Floor plan interest expense (new vehicles)	$3,036	$3,054	$(18)	(0.6)%
Floor plan assistance (included as an offset to cost of sales)	(5,354)	(4,187)	1,167	27.9
Net new vehicle carrying costs	$(2,318)	$(1,133)	$1,185	104.6%

	Six Months Ended June 30,			%
(Dollars in thousands)	2013	2012	Change	Change
Floor plan interest expense (new vehicles)	$6,485	$5,956	$529	8.9%
Floor plan assistance (included as an offset to cost of sales)	(9,765)	(7,830)	1,935	24.7
Net new vehicle carrying costs	$(3,280)	$(1,874)	$1,406	75.0%

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages and our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2013	2012	(Decrease)	(Decrease)
Mortgage interest	$1,505	$2,245	$(740)	(33.0)%
Other interest	451	384	67	17.4
Capitalized interest	(15)	(99)	(84)	(84.8)
Total other interest expense	$1,941	$2,530	$(589)	(23.3)%

	Six Months Ended June 30,			%
(Dollars in thousands)	2013	2012	Decrease	Decrease
Mortgage interest	$3,491	$4,463	$(972)	(21.8)%
Other interest	846	986	(140)	(14.2)
Capitalized interest	(35)	(192)	(157)	(81.8)
Total other interest expense	$4,302	$5,257	$(955)	(18.2)%

Total other interest expense decreased $0.6 million and $1.0 million, respectively, in the first three and six months of 2013 compared to the same periods of 2012. In the full year of 2012 and first half of 2013, we had net mortgage reductions of $1.5 million and $24.7 million, respectively, which contributed to the decrease. In addition, we refinanced mortgages at lower interest rates, which lowered interest expense. Total other interest expense also decreased due to lower volumes of borrowing on our credit facility.

Other Income, Net

Other income, net primarily includes interest income and the gains related to an equity investment. Other income, net was $0.6 million and $0.8 million for the three-month periods ended June 30, 2013 and 2012, and $1.4 million and $1.3 million for the six-month periods ended June 30, 2013 and 2012, respectively.

Income Tax Expense

Our effective income tax rate was 38.7% and 38.6%, respectively, for the three- and six-month periods ended June 30, 2013 compared to 37.8% and 37.5%, respectively, in the comparable periods of 2012. Our effective income tax rate in the three- and six-month period ended June 30, 2013 benefitted from the recognition of a non-core tax attribute as well as tax benefits associated with the American Taxpayer Relief Act of 2012 enacted at the beginning of 2013. For the full year of 2013, we anticipate our income tax rate will be approximately 39.0%.

Non-GAAP Reconciliations

We believe each of the non-GAAP financial measures below improves the transparency of our disclosures, provides a meaningful presentation of our results from core business operations because they exclude adjustments for items not related to our ongoing core business operations and other non-cash adjustments, and improves the period-to-period comparability of our results from core business operations. Our management uses these measures in conjunction with GAAP financial measures to assess our business, including our compliance with covenants in our credit facility and in communications with our Board of Directors concerning financial performance. These measures should not be considered an alternative to GAAP measures.

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measures from our Consolidated Statements of Operations (dollars in thousands, except per share amounts):

	Three Months Ended June 30, 2013
	As reported	Legal accrual adjustments	Tax attribute	Adjusted
Selling, general and administrative	$109,283	$(3,813)	$-	$105,470

Operating income	$45,651	$3,813	$-	$49,464

Income from continuing operations before income taxes	$41,258	$3,813	$-	$45,071
Income tax provision	(15,977)	(1,484)	(228)	(17,689)
Income from continuing operations, net of income tax	$25,281	$2,329	$(228)	$27,382

Diluted income per share from continuing operations	$0.97	$0.09	$(0.01)	$1.05
Diluted share count	26,134

	Six Months Ended June 30, 2013
	As reported	Legal accrual adjustments	Tax attribute	Adjusted
Selling, general and administrative	$210,414	$(3,813)	$-	$206,601

Operating income	$86,237	$3,813	$-	$90,050

Income from continuing operations before income taxes	$76,835	$3,813	$-	$80,648
Income tax provision	(29,672)	(1,484)	(228)	(31,384)
Income from continuing operations, net of income tax	$47,163	$2,329	$(228)	$49,264

Diluted income per share from continuing operations	$1.81	$0.09	$(0.01)	$1.89
Diluted share count	26,120

	Three Months Ended June 30, 2012
	As reported	Tax attribute	Adjusted
Income from continuing operations before income taxes	$32,143	$-	$32,143
Income tax expense	(12,138)	(573)	(12,711)
Net income from continuing operations	$20,005	$(573)	$19,432

Diluted earnings (loss) per share from continuing operations	$0.76	$(0.02)	$0.74
Diluted share count	26,185

	Six Months Ended June 30, 2012
	As reported	Asset impairment and disposal gain	Equity investment	Tax attribute	Adjusted
Asset impairments	$115	$(115)	$-	$-	$-
Selling, general and administrative	$181,429	$739	$-	$-	$182,168

Operating income	$68,550	$(624)	$-	$-	$67,926

Other income, net	$1,317	$-	$(244)	$-	$1,073

Income from continuing operations before income taxes	$58,654	$(624)	$(244)	$-	$57,786
Income tax provision	(22,015)	244	95	(1,066)	(22,742)
Income from continuing operations, net of income tax	$36,639	$(380)	$(149)	$(1,066)	$35,044

Diluted income per share from continuing operations	$1.39	$(0.01)	$(0.01)	$(0.04)	$1.33
Diluted share count	26,331

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

Below is a summary and discussion of our available funds (in thousands):

	As of June 30,	As of December 31,
	2013	2012	Decrease	% Decrease
Cash and cash equivalents	$20,257	$42,839	$(22,582)	(52.7)%
Available credit on the credit facility	90,983	120,536	(29,553)	(24.5)
Total available funds	$111,240	$163,375	$(52,135)	(31.9)%

Historically, we have raised capital through the sale of assets, sale of stores, issuance of stock and the issuance of debt. We may strategically use excess cash to reduce the amount of debt outstanding when appropriate. During the first six months of 2013, we retired $25.8 million of outstanding mortgage debt.

We have the ability to raise funds through the financing of owned operating real estate. As of June 30, 2013, our unfinanced owned operating real estate had a book value of $163.7 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $122.8 million at June 30, 2013; however, no assurances can be provided that the appraised value of this property will match or exceed its book value or that this capital source will be available on terms acceptable to us.

We have an effective shelf registration statement with the SEC that allows us to offer for sale, from time to time and as the capital markets permit, up to $100 million in various forms of debt or equity securities. We have no immediate plans to access such funds, and no assurances can be provided that this capital source will be available on terms acceptable to us.

In addition to the above sources of liquidity, potential sources include the placement of subordinated debentures or loans, additional store sales or additional other asset sales. We will evaluate all of these options and may select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or on terms acceptable to us.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

	Outstanding as of June 30, 2013	Remaining Available as of June 30, 2013
New vehicle floor plan commitment	$570,025	$-	(1),(4)
Floor plan notes payable	16,912	-	(4)
Used vehicle inventory financing facility	80,000	-	(3)
Revolving line of credit	50,036	90,983	(2),(3)
Real estate mortgages	168,236	-
Other debt	2,752	-
Liabilities associated with assets held for sale	6,378	-	(4)
Total debt	$894,339	$90,983

(1)	We have a $575 million new vehicle floor plan commitment as part of our credit facility.
(2)	Available credit is based on the borrowing base amount effective as of June 30, 2013. This amount is reduced by $4.0 million for outstanding letters of credit.
(3)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(4)

As of June 30, 2013, an additional $5.0 million of floor plan notes payable outstanding on our new vehicle floor plan commitment and $1.4 million of floor plan notes payable on vehicles designated as service loaners were recorded as liabilities related to assets held for sale.

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

The interest rate on the credit facility varies based on the type of debt and the calculated leverage ratio, with the rate ranging from the one-month LIBOR plus 1.5% to the one-month LIBOR plus 2.5%. The annual interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 1.7% at June 30, 2013. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.95% at June 30, 2013.

Our financial covenants related to this credit facility include maintaining a current ratio of not less than 1.20x, a fixed charge coverage ratio of not less than 1.20x, a leverage ratio of not more than 5.0x and funded debt of not more than $375 million.

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. The interest rates on the floor plan notes payable commitments vary by manufacturer and are variable rates. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities on the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.8% to 4.4% at June 30, 2013. The mortgages are payable in various installments through May 2031. As of June 30, 2013, we had fixed interest rates on 79% of our outstanding mortgages.

Our other debt includes various notes, capital leases and obligations assumed as a result of acquisitions and other agreements and had interest rates that ranged from 2.0% to 9.0% at June 30, 2013. This debt, which totaled $2.8 million at June 30, 2013, is due in various installments through May 2019.

Debt Covenants

Under the terms of our credit facility and other debt agreements, we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of June 30, 2013
Current ratio	Not less than 1.20 to 1	1.43 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	3.23 to 1
Leverage ratio	Not more than 5.00 to 1	1.83 to 1
Funded debt restriction	Not to exceed $375 million	$171.0 million

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

Inventories

We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. As of June 30, 2013, our new vehicle days supply was 76, or two days higher than our days supply as of June 30, 2012. The increase in our current new vehicle inventory levels is partly related to increasing the inventory of certain truck models prior to manufacturer-planned platform changes, when production is halted and additional vehicles are not available for several months. Our days supply of used vehicles was 51 days as of June 30, 2013, or one day lower than our days supply level as of June 30, 2012. We have continued to focus on managing our mix and maintaining an appropriate level of used vehicle inventory.

Capital Expenditures

Capital expenditures were $22.1 million and $22.7 million for the six months ended June 30, 2013 and 2012, respectively. We anticipate approximately $55 million in capital expenditures for 2013. This amount is associated with image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

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

Dividends

Management evaluates performance and makes a recommendation to the Board of Directors on dividend payments on a quarterly basis. A dividend payment was paid in December 2012 in lieu of the dividend typically declared and paid in March of the following year. Accordingly, we did not pay dividends on our Class A and Class B common stock during the first quarter of 2013. In the second quarter of 2013, we paid dividends on our Class A and Class B common stock of $3.4 million.

Our Board of Directors approved a dividend of $0.13 per share on our Class A and Class B common stock related to our second quarter 2013 financial results. The dividend will total approximately $3.4 million and will be paid on August 23, 2013 to shareholders of record on August 9, 2013.

Common Stock Repurchases

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. On July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. We did not repurchase any shares of our Class A common stock during the second quarter of 2013. In the six months ended June 30, 2013, we repurchased 127,900 shares at an average price of $40.76 per share, for a total of $5.2 million. Through June 30, 2013, we have repurchased 1,273,047 shares and 1,726,953 shares remained available for repurchase. This authority to repurchase shares does not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as disclosed in Note 5 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, there have been no new proceedings or material changes to proceedings previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. The information in this Form 10-Q should be read in conjunction with the legal proceedings disclosed in that report, which was filed with the Securities and Exchange Commission on February 22, 2013.

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

We are, and expect to continue to be, subject to a wide range of federal, state and local laws and regulations, including local licensing requirements. These laws regulate the conduct of our business, including:

●	motor vehicle and retail installment sales practices;
●	leasing;
●	sales of finance, insurance and vehicle protection products;
●	consumer credit;
●	deceptive trade practices;
●	consumer protection;
●	consumer privacy;
●	money laundering;
●	advertising;
●	land use and zoning;
●	health and safety; and
●	employment practices.

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

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (incorporated by reference to exhibit 3.1 to our Form 10-K for the year ended December 31, 1999).
3.2	Amended and Restated Bylaws of Lithia Motors, Inc. (Corrected) (incorporated by reference to exhibit 3.2 to our Form 10-K for the year ended December 31, 2008).
10.1*	2013 Amended and Restated Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated April 26, 2013 and filed with the Securities and Exchange Commission on May 2, 2013).
10.2*

2013 Discretionary Support Services Variable Performance Compensation Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated April 26, 2013 and filed with the Securities and Exchange Commission on May 2, 2013).

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

*Indicates a management contract, compensatory plan or arrangement.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2013	LITHIA MOTORS, INC.

By:/s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

By: /s/ John F. North III
John F. North III
Vice President and
Corporate Controller
(Principal Accounting Officer)