Form 10-Q
period 2013-09-30
LITHIA MOTORS INC
filed 2013-10-25
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Non-accelerated filer [ ] (Do not check if a smaller reporting company)     Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	23,327,279
Class B common stock without par value	2,562,231
(Class)	(Outstanding at October 25, 2013)

LITHIA MOTORS, INC.

FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$16,093	$42,839
Accounts receivable, net of allowance for doubtful accounts of $153 and $336	140,086	133,149
Inventories, net	755,698	723,326
Deferred income taxes	1,999	3,832
Other current assets	9,477	17,484
Assets held for sale	11,845	12,579
Total Current Assets	935,198	933,209

Property and equipment, net of accumulated depreciation of $104,105 and $97,883	452,367	425,086
Goodwill	40,313	32,047
Franchise value	66,465	62,429
Deferred income taxes	15,826	17,123
Other non-current assets	29,009	22,808
Total Assets	$1,539,178	$1,492,702

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$19,221	$13,454
Floor plan notes payable: non-trade	569,027	568,130
Current maturities of long-term debt	7,066	8,182
Trade payables	48,645	41,589
Accrued liabilities	94,678	81,602
Liabilities related to assets held for sale	7,403	8,347
Total Current Liabilities	746,040	721,304

Long-term debt, less current maturities	218,172	286,876
Deferred revenue	40,774	33,589
Other long-term liabilities	27,063	22,832
Total Liabilities	1,032,049	1,064,601

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued andoutstanding 23,310 and 22,916	267,004	268,801
Class B common stock - no par value; authorized 25,000 shares; issued andoutstanding 2,562 and 2,762	319	343
Additional paid-in capital	20,401	12,399
Accumulated other comprehensive loss	(1,677)	(2,615)
Retained earnings	221,082	149,173
Total Stockholders' Equity	507,129	428,101
Total Liabilities and Stockholders' Equity	$1,539,178	$1,492,702

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
 Consolidated Statements of Operations
(In thousands, except  per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
New vehicle	$604,135	$491,846	$1,667,063	$1,340,731
Used vehicle retail	280,734	227,157	778,427	625,117
Used vehicle wholesale	43,396	35,006	120,593	103,469
Finance and insurance	37,132	30,929	103,013	82,989
Service, body and parts	97,784	89,038	282,686	258,038
Fleet and other	6,109	4,550	29,093	28,770
Total revenues	1,069,290	878,526	2,980,875	2,439,114
Cost of sales:
New vehicle	565,549	456,753	1,555,042	1,241,820
Used vehicle retail	239,093	193,885	662,920	532,577
Used vehicle wholesale	42,686	35,042	118,214	102,812
Service, body and parts	50,793	46,033	145,223	133,224
Fleet and other	5,780	4,303	27,816	27,741
Total cost of sales	903,901	736,016	2,509,215	2,038,174
Gross profit	165,389	142,510	471,660	400,940
Asset impairments	-	-	-	115
Selling, general and administrative	108,570	95,132	318,984	276,561
Depreciation and amortization	5,099	4,351	14,719	12,687
Operating income	51,720	43,027	137,957	111,577
Floor plan interest expense	(2,909)	(3,370)	(9,394)	(9,326)
Other interest expense	(1,933)	(2,125)	(6,235)	(7,382)
Other income, net	835	453	2,220	1,770
Income from continuing operations before income taxes	47,713	37,985	124,548	96,639
Income tax provision	(16,822)	(14,893)	(46,494)	(36,908)
Income from continuing operations, net of income tax	30,891	23,092	78,054	59,731
Income from discontinued operations, net of income tax	127	151	574	799
Net income	$31,018	$23,243	$78,628	$60,530

Basic income per share from continuing operations	$1.19	$0.91	$3.03	$2.32
Basic income per share from discontinued operations	0.01	0.00	0.02	0.03
Basic net income per share	$1.20	$0.91	$3.05	$2.35

Shares used in basic per share calculations	25,866	25,469	25,776	25,730

Diluted income per share from continuing operations	$1.18	$0.89	$2.98	$2.28
Diluted income per share from discontinued operations	-	0.01	0.03	0.03
Diluted net income per share	$1.18	$0.90	$3.01	$2.31

Shares used in diluted per share calculations	26,237	25,947	26,159	26,203

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
 Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$31,018	$23,243	$78,628	$60,530
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $58, $301, $582, and $791, respectively	94	484	938	1,274
Comprehensive income	$31,112	$23,727	$79,566	$61,804

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$78,628	$60,530
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairments	-	115
Depreciation and amortization	14,719	12,687
Depreciation and amortization within discontinued operations	-	186
Stock-based compensation	4,161	2,329
Loss (gain) on disposal of other assets	107	(378)
Deferred income taxes	8,504	6,851
Excess tax benefit from share-based payment arrangements	(5,956)	(1,629)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(6,937)	(29,160)
Inventories	(18,187)	(158,186)
Other current assets	5,464	3,169
Other non-current assets	(3,804)	(4,346)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable, net	5,721	(93,975)
Trade payables	4,848	5,381
Accrued liabilities	13,099	10,164
Other long-term liabilities and deferred revenue	12,307	9,927
Net cash provided by (used in) operating activities	112,674	(176,335)

Cash flows from investing activities:
Principal payments received on notes receivable	88	79
Capital expenditures	(33,803)	(34,966)
Proceeds from sales of assets	474	6,025
Payments for life insurance policies	(2,508)	(1,908)
Cash paid for acquisitions	(31,786)	(31,376)
Proceeds from sales of stores	-	2,901
Net cash used in investing activities	(67,535)	(59,245)

Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade, net	2,685	272,760
Borrowings on lines of credit	499,000	365,623
Repayments on lines of credit	(542,446)	(356,791)
Principal payments on long-term debt, scheduled	(5,375)	(5,889)
Principal payments on long-term debt and capital leases, other	(25,770)	(37,366)
Proceeds from issuance of long-term debt	4,720	14,169
Proceeds from issuance of common stock	3,967	4,600
Repurchase of common stock	(7,903)	(20,606)
Excess tax benefit from share-based payment arrangements	5,956	1,629
Dividends paid	(6,719)	(6,943)
Change in restricted cash	-	3,300
Net cash (used in) provided by financing activities	(71,885)	234,486

Decrease in cash and cash equivalents	(26,746)	(1,094)

Cash and cash equivalents at beginning of period	42,839	20,851
Cash and cash equivalents at end of period	$16,093	$19,757

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,988	$17,316
Cash paid during the period for income taxes, net	25,880	25,814

Supplemental schedule of non-cash activities:
Floor plan debt paid in connection with store disposals	-	6,712
Acquisition of assets with capital leases	-	2,609

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed Consolidated Financial Statements contain unaudited information as of September 30, 2013 and for the three- and nine-month periods ended September 30, 2013 and 2012. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2012 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2012 is derived from our 2012 Annual Report on Form 10-K. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2012 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented.

These reclassifications had no impact on previously reported net income.

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Contracts in transit	$66,516	$65,597
Trade receivables	33,252	25,885
Vehicle receivables	22,308	21,298
Manufacturer receivables	25,098	25,658
	147,174	138,438
Less: Allowance	(153)	(336)
Less: Long-term portion of accounts receivable, net	(6,935)	(4,953)
Total accounts receivable, net	$140,086	$133,149

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventory consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
New vehicles	$565,017	$563,275
Used vehicles	158,156	130,529
Parts and accessories	32,525	29,522
Total inventories	$755,698	$723,326

Note 4. Goodwill

The changes in the carrying amounts of goodwill are as follows (in thousands):

Goodwill
Balance as of December, 31, 2011, gross	$318,224
Accumulated impairment loss	(299,266)
Balance as of December 31, 2011, net	18,958
Additions through acquisitions	13,710
Goodwill allocated to dispositions	(621)
Balance as of December 31, 2012, net	32,047
Additions through acquisitions	8,266
Balance as of September 30, 2013, net	$40,313

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

In June 2013 the parties agreed to mediate the claims. The mediation resulted in a settlement agreement with the plaintiffs under which we estimate we will pay $3.8 million to settle all claims against us and to pay plaintiffs’ legal fees. The estimated payment assumes a participation rate by eligible class members based on historically experienced claim rates. An increased claim rate would result in additional payments. The estimated settlement amount was recorded as a component of selling, general and administrative expense in our Consolidated Statements of Operations and, as of September 30, 2013, was included as a component of accrued liabilities in our Consolidated Balance Sheets. The settlement is subject to court approval and we cannot assure that the court will approve the settlement.

Note 6. Stockholders’ Equity

Reclassification From Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss was as follows (in thousands):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Consolidated Statements of Operations
Loss on cash flow hedges	$(134)	$(606)	Floor plan interest expense
Income Taxes	51	232	Income tax provision
Loss on cash flow hedges, net	$(83)	$(374)

See Note 9 for more details regarding our derivative contracts.

Share Repurchases

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. On July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. We did not repurchase any shares of our Class A common stock during the third quarter of 2013. In the nine months ended September 30, 2013, we repurchased 127,900 shares at an average price of $40.76 per share, for a total of $5.2 million. Through September 30, 2013, we have repurchased 1,273,047 shares and 1,726,953 shares remained available for repurchase. This authority to repurchase shares does not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

In addition, we repurchased 59,721 shares during the first quarter of 2013 at an average price of $45.04, for a total of $2.7 million, related to tax withholdings associated with the vesting of restricted stock units.

Dividends

Dividends paid on our Class A and Class B common stock in the nine months ended September 30, 2013 were as follows:

Quarter paid:	Dividend amount per share		Total amount of dividend (in thousands)
First quarter	$	*	$	*
Second quarter		0.13		3,356
Third quarter		0.13		3,363

* A dividend of $0.10 per share was paid in December 2012 related to our fourth quarter 2012 financial results in lieu of the dividend typically declared and paid in March of the following year. Accordingly, we did not pay dividends on our Class A and Class B common stock during the first quarter of 2013.

See Note 13 for a discussion of a dividend related to our third quarter 2013 financial results.

Note 7. Deferred Compensation and Long-Term Incentive Plan

We offer a deferred compensation and long-term incentive plan (the “LTIP”) to provide certain employees the ability to accumulate assets for retirement on a tax-deferred basis. We may make discretionary contributions to the LTIP. Discretionary contributions vest between one and seven years based on the employee’s age and position. Additionally, a participant may defer a portion of his or her compensation and receive the deferred amount upon certain events, including termination or retirement.

In the first nine months of 2013, we made discretionary contributions of $2.1 million to the LTIP. Participants will receive a guaranteed return of 5.25% in 2013. We recognized compensation expense related to the LTIP as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Compensation expense	$357	$299	$1,042	$876

As of September 30, 2013 and December 31, 2012, the balance due to participants was $6.3 million and $3.6 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

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

We use the income approach to determine the fair value of our interest rate swap using observable Level 2 market expectations at each measurement date and an income approach to convert estimated future cash flows to a single present value amount (discounted) assuming that participants are motivated, but not compelled, to transact. Level 2 inputs for the swap valuation are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for very short-term borrowings, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity are used to predict future reset rates to discount those future cash flows to present value at the measurement date.

Inputs are collected from Bloomberg on the last market day of the period. The same method is used to determine the rate used to discount the future cash flows. The valuation of the interest rate swap also takes into consideration our own, as well as the counterparty’s, risk of non-performance under the contract.

There were no changes to our valuation techniques during the nine-month period ended September 30, 2013.

Assets and Liabilities Measured at Fair Value

Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at September 30, 2013	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(3,166)	$-

Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(4,679)	$-

See Note 9 for more details regarding our derivative contracts.

Fair Value Disclosures for Financial Assets and Liabilities

We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the short-term nature and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have fixed-rate debt and calculate the estimated fair value of our fixed-rate debt using a discounted cash flow method. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of September 30, 2013, this debt had maturity dates between November 2016 and May 2031. A summary of the aggregate carrying values and fair values of our long-term fixed-interest rate debt is as follows (in thousands):

	September 30, 2013	December 31, 2012
Carrying value	$133,994	$130,469
Fair value	135,010	134,688

Note 9. Derivative Financial Instruments

We enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

As of September 30, 2013, we had a $25 million interest rate swap outstanding with U.S. Bank Dealer Commercial Services. This interest rate swap matures on June 15, 2016 and has a fixed rate of 5.587% per annum. The variable rate on the interest rate swap is the one-month LIBOR rate. At September 30, 2013, the one-month LIBOR rate was 0.18% per annum, as reported in the Wall Street Journal.

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value for the effective portion of these interest rate swaps in comprehensive income rather than net income until the underlying hedged transaction affects net income. If a swap is no longer designated as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income as the forecasted transaction occurs. If the forecasted transaction is probable of not occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income immediately. The estimated amount that we expect to reclassify from accumulated other comprehensive loss to net income within the next twelve months is $1.2 million at September 30, 2013.

At September 30, 2013 and December 31, 2012, the fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	September 30, 2013

Interest Rate Swap Contracts	Accrued liabilities	$1,217
	Other long-term liabilities	1,949
		$3,166

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2012

Interest Rate Swap Contracts	Accrued liabilities	$1,839
	Other long-term liabilities	2,840
		$4,679

The effect of derivative instruments on our Consolidated Statements of Operations for the three-and nine-month periods ended September 30, 2013 and 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended September 30, 2013
Interest Rate Swap Contracts	$18	Floor plan interest expense	$(134)	Floor plan interest expense	$(173)

Three Months Ended September 30, 2012
Interest Rate Swap Contracts	$476	Floor plan interest expense	$(309)	Floor plan interest expense	$(788)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Nine Months Ended September 30, 2013
Interest Rate Swap Contracts	$914	Floor plan interest expense	$(606)	Floor plan interest expense	$(1,064)

Nine Months Ended September 30, 2012
Interest Rate Swap Contracts	$998	Floor plan interest expense	$(1,067)	Floor plan interest expense	$(2,172)

See also Note 8.

Note 10. Acquisitions

On June 10, 2013, we acquired the inventory, property, equipment and intangible assets and assumed certain liabilities of OB Salem Auto Group, Inc. in Salem, Oregon from Michael O’Brien including BMW, Honda and Volkswagen franchises.

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

This acquired company contributed revenues and earnings of $26.8 million and $286,000, respectively, for the period from acquisition to September 30, 2013.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three- and nine-month periods ended September 30, 2012 and 2013 had occurred on January 1, 2012 (in thousands, except for per share amounts):

Three Months Ended September 30,	2013	2012
Revenue	$1,069,290	$909,029
Income from continuing operations, net of tax	30,891	23,409
Basic income per share from continuing operations, net of tax	1.19	0.92
Diluted income per share from continuing operations, net of tax	1.18	0.90

Nine Months Ended September 30,	2013	2012
Revenue	$3,019,726	$2,548,136
Income from continuing operations, net of tax	78,500	60,777
Basic income per share from continuing operations, net of tax	3.05	2.36
Diluted income per share from continuing operations, net of tax	3.00	2.32

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

One of our stores, classified as held for sale in the fourth quarter of 2012, continues to meet the criteria for classification of its assets and related liabilities as held for sale and its associated operating results are classified as discontinued operations as of September 30, 2013.

Actual floor plan interest expense for the store classified as discontinued operations is directly related to the store’s new vehicles. Interest expense related to our used vehicle inventory financing and revolving line of credit is allocated based on the working capital level of the store.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$8,712	$24,409	$27,590	$69,838

Pre-tax gain from discontinued operations	$236	$657	$929	$1,685
Loss on disposal activities	-	(397)	-	(397)
	236	260	929	1,288
Income tax expense	(109)	(109)	(355)	(489)
Income from discontinued operations, net of income tax expense	$127	$151	$574	$799
Cash generated from disposal activities	$-	$-	$-	$2,901
Floor plan debt paid in connection with disposal activities	$-	$-	$-	$6,712

Assets held for sale included the following (in thousands):

	September 30, 2013	December 31, 2012
Inventories	$8,597	$9,412
Property, plant and equipment	1,177	1,102
Intangible assets	2,071	2,065
	$11,845	$12,579

Liabilities related to assets held for sale included the following (in thousands):

	September 30, 2013	December 31, 2012
Floor plan notes payable	$7,403	$8,347

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

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the three- and nine-month periods ended September 30, 2013 and 2012 (in thousands, except per share amounts):

Three Months Ended September 30,	2013		2012
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$27,831	$3,060	$20,073	$3,019
Distributed income applicable to common stockholders	(3,030)	(333)	(2,212)	(333)
Basic undistributed income from continuing operations applicable to common stockholders	$24,801	$2,727	$17,861	$2,686

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,304	2,562	22,139	3,330

Basic income per share from continuing operations applicable to common stockholders	$1.19	$1.19	$0.91	$0.91
Basic distributed income per share from continuing operations applicable to common stockholders	(0.13)	(0.13)	(0.10)	(0.10)
Basic undistributed income per share from continuing operations applicable to common stockholders	$1.06	$1.06	$0.81	$0.81

Three Months Ended September 30,	2013		2012
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$3,030	$333	$2,212	$333
Reallocation of distributed income as a result of conversion of dilutive stock options	5	(5)	6	(6)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	328	-	327	-
Diluted distributed income applicable to common stockholders	$3,363	$328	$2,545	$327
Undistributed income from continuing operations applicable to common stockholders	$24,801	$2,727	$17,861	$2,686
Reallocation of undistributed income as a result of conversion of dilutive stock options	39	(39)	49	(49)
Reallocation of undistributed income due to conversion of Class B to Class A	2,688	-	2,637	-
Diluted undistributed income from continuing operations applicable to common stockholders	$27,528	$2,688	$20,547	$2,637

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	23,304	2,562	22,139	3,330
Weighted average number of shares from stock options	371	-	478	-
Conversion of Class B to Class A common shares outstanding	2,562	-	3,330	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,237	2,562	25,947	3,330

Diluted income per share from continuing operations applicable to common stockholders	$1.18	$1.18	$0.89	$0.89
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.13)	(0.13)	(0.10)	(0.10)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$1.05	$1.05	$0.79	$0.79

Three Months Ended September 30,	2013		2012
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	14	-	-	-

Nine Months Ended September 30,	2013		2012
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$70,063	$7,991	$51,525	$8,206
Distributed income applicable to common stockholders	(6,031)	(688)	(5,989)	(954)
Basic undistributed income from continuing operations applicable to common stockholders	$64,032	$7,303	$45,536	$7,252

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,137	2,639	22,195	3,535

Basic income per share from continuing operations applicable to common stockholders	$3.03	$3.03	$2.32	$2.32
Basic distributed income per share from continuing operations applicable to common stockholders	(0.26)	(0.26)	(0.27)	(0.27)
Basic undistributed income per share from continuing operations applicable to common stockholders	$2.77	$2.77	$2.05	$2.05

Nine Months Ended September 30,	2013		2012
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$6,031	$688	$5,989	$954
Reallocation of distributed income as a result of conversion of dilutive stock options	10	(10)	17	(17)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	678	-	937	-
Diluted distributed income applicable to common stockholders	$6,719	$678	$6,943	$937
Undistributed income from continuing operations applicable to common stockholders	$64,032	$7,303	$45,536	$7,252
Reallocation of undistributed income as a result of conversion of dilutive stock options	107	(107)	130	(130)
Reallocation of undistributed income due to conversion of Class B to Class A	7,196	-	7,122	-
Diluted undistributed income from continuing operations applicable to common stockholders	$71,335	$7,196	$52,788	$7,122

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	23,137	2,639	22,195	3,535
Weighted average number of shares from stock options	383	-	473	-
Conversion of Class B to Class A common shares outstanding	2,639	-	3,535	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,159	2,639	26,203	3,535

Diluted income per share from continuing operations applicable to common stockholders	$2.98	$2.98	$2.28	$2.28
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.26)	(0.26)	(0.26)	(0.26)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$2.72	$2.72	$2.02	$2.02

Nine Months Ended September 30,	2013		2012
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	17	-	90	-

Note 13. Subsequent Events

Acquisitions

On October 7, 2013, we acquired the inventory, equipment, real estate and intangible assets of, and assumed certain liabilities related to, Stockton Nissan Kia in Stockton, California, from Stockton Automotive Development, LLC and Fresno Automotive Development, LP. We paid $18.9 million in cash for this acquisition.

On October 24, 2013, we acquired the inventory, equipment, real estate and intangible assets of, and assumed certain liabilities related to, Fresno Lincoln Volvo in Fresno, California, from Robert B. Kopf, Inc. and R & V Wilson, Inc. We paid $8.5 million in cash for this acquisition.

As of October 25, 2013, the initial accounting for determining the acquisition-date fair value for each major class of assets acquired, including goodwill, and liabilities assumed was not yet complete for these acquisitions.

Common Stock Dividend

On October 21, 2013, our Board of Directors approved a dividend of $0.13 per share on our Class A and Class B Common stock related to our third quarter 2013 financial results. The dividend will total approximately $3.4 million and will be paid on November 22, 2013 to shareholders of record on November 8, 2013.

Related Party Transaction

On October 25, 2013, we entered into an agreement for the sale of 11.9 acres of unimproved land in Medford, Oregon for an aggregate price of $4.1 million with Dick Heimann, a director and our Vice Chairman. The land is part of a planned auto mall at which several dealerships, including Lithia-owned stores, will be relocated. Mr. Heimann plans to relocate the Medford BMW, Nissan and Volkswagen stores, which are 80% owned by him and 20% owned by Lithia, to this new location. We used an independent appraisal to determine the sale price for the unimproved land. The transaction will result in a gain to the Company of $2.5 million.

The terms of the transaction were reviewed and approved by the Audit Committee of our Board of Directors which determined that the transaction would benefit Lithia by attracting more potential purchasers to a single location and was on terms no less favorable to Lithia than the terms we could have obtained from an unaffiliated party.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors

Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project,” “target,” “may,” “will,” “should,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” and “continue” or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Important factors that could cause actual results to differ from our expectations are discussed in Part II - Other Information, Item 1A in this Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission.

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

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and services. As of October 25, 2013, we offer 28 brands of new vehicles and all brands of used vehicles in 93 stores in the United States and online at Lithia.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

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

Results of Continuing Operations

For the three months ended September 30, 2013 and 2012, we reported income from continuing operations, net of tax, of $30.9 million, or $1.18 per diluted share, and $23.1 million, or $0.89 per diluted share, respectively.

For the nine months ended September 30, 2013 and 2012, we reported income from continuing operations, net of tax, of $78.1 million, or $2.98 per diluted share, and $59.7 million, or $2.28 per diluted share, respectively.

Discontinued Operations

Results for stores sold, closed or held for sale, qualifying for reclassification under the applicable accounting guidance, are presented as discontinued operations for all periods in our Consolidated Statements of Operations. As a result, our results from continuing operations are presented on a comparable basis.

Income from discontinued operations, net of tax, for the three months ended September 30, 2013 and 2012 totaled $127,000 and $151,000, respectively. Income from discontinued operations, net of tax, for the nine months ended September 30, 2013 and 2012 totaled $574,000 and $799,000, respectively. See Note 11 of the Condensed Notes to Consolidated Financial Statements for additional information.

Key Revenue and Gross Profit Metrics

Key performance metrics for revenue and gross profit were as follows for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

Three months ended September 30, 2013	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$604,135	56.5%	$38,586	6.4%	23.3%
Used vehicle retail	280,734	26.3	41,641	14.8	25.2
Used vehicle wholesale	43,396	4.1	710	1.6	0.4
Finance and insurance(1)	37,132	3.5	37,132	100.0	22.5
Service, body and parts	97,784	9.1	46,991	48.1	28.4
Fleet and other	6,109	0.5	329	5.4	0.2
	$1,069,290	100.0%	$165,389	15.5%	100.0%

Three months ended September 30, 2012	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$491,846	56.0%	$35,093	7.1%	24.6%
Used vehicle retail	227,157	25.9	33,272	14.6	23.3
Used vehicle wholesale	35,006	4.0	(36)	(0.1)	0.0
Finance and insurance(1)	30,929	3.5	30,929	100.0	21.7
Service, body and parts	89,038	10.1	43,005	48.3	30.2
Fleet and other	4,550	0.5	247	5.4	0.2
	$878,526	100.0%	$142,510	16.2%	100.0%

Nine months ended September 30, 2013	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,667,063	55.9%	$112,021	6.7%	23.8%
Used vehicle retail	778,427	26.1	115,507	14.8	24.5
Used vehicle wholesale	120,593	4.0	2,379	2.0	0.5
Finance and insurance(1)	103,013	3.5	103,013	100.0	21.8
Service, body and parts	282,686	9.5	137,463	48.6	29.1
Fleet and other	29,093	1.0	1,277	4.4	0.3
	$2,980,875	100.0%	$471,660	15.8%	100.0%

Nine months ended September 30, 2012	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,340,731	55.0%	$98,911	7.4%	24.7%
Used vehicle retail	625,117	25.6	92,540	14.8	23.1
Used vehicle wholesale	103,469	4.2	657	0.6	0.2
Finance and insurance(1)	82,989	3.4	82,989	100.0	20.7
Service, body and parts	258,038	10.6	124,814	48.4	31.1
Fleet and other	28,770	1.2	1,029	3.6	0.2
	$2,439,114	100.0%	$400,940	16.4%	100.0%

(1) Commissions reported net of anticipated cancellations.

Same Store Operating Data

We believe that same store comparisons are a key indicator of our financial performance. Same store metrics demonstrate our ability to profitably grow our revenue in our existing locations. As a result, same store comparisons have been integrated into the discussion below.

A same store metric represents stores that were operating during the three- and nine-month periods ended September 30, 2013, and only includes the months when operations occur in both comparable periods. For example, a store acquired in July 2012 would be included in same store operating data beginning in August 2013, after its first full complete comparable month of operation, and operating results for same store comparisons would include only the period of August for both comparable periods.

New Vehicle Revenue and Gross Profit

	Three Months Ended September 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2013	2012	(Decrease)		(Decrease)
Reported
Revenue	$604,135	$491,846	$112,289		22.8%
Gross profit	$38,586	$35,093	$3,493		10.0
Gross margin	6.4%	7.1%	(70)	bp(1)

Retail units sold	18,109	14,841	3,268		22.0
Average selling price per retail unit	$33,361	$33,141	$220		0.7
Average gross profit per retail unit	$2,131	$2,365	$(234)		(9.9)

Same store
Revenue	$569,744	$492,063	$77,681		15.8%
Gross profit	$35,995	$35,107	$888		2.5
Gross margin	6.3%	7.1%	(80)	bp

Retail units sold	17,048	14,846	2,202		14.8
Average selling price per retail unit	$33,420	$33,144	$276		0.8
Average gross profit per retail unit	$2,111	$2,365	$(254)		(10.7)

(1) A basis point is equal to 1/100th of one percent.

	Nine Months Ended September 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2013	2012	(Decrease)		(Decrease)
Reported
Revenue	$1,667,063	$1,340,731	$326,332		24.3%
Gross profit	$112,021	$98,911	$13,110		13.3
Gross margin	6.7%	7.4%	(70	)bp

Retail units sold	49,853	40,953	8,900		21.7
Average selling price per retail unit	$33,440	$32,738	$702		2.1
Average gross profit per retail unit	$2,247	$2,415	$(168)		(7.0)

Same store
Revenue	$1,585,504	$1,336,187	$249,317		18.7%
Gross profit	$105,498	$98,458	$7,040		7.2
Gross margin	6.7%	7.4%	(70	)bp

Retail units sold	47,411	40,816	6,595		16.2
Average selling price per retail unit	$33,442	$32,737	$705		2.2
Average gross profit per retail unit	$2,225	$2,412	$(187)		(7.8)

New vehicle sales improved primarily due to volume growth as same store unit sales increased 14.8% and 16.2%, respectively, in the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012. The number of new vehicles sold in the U.S. during the first three and nine months of 2013 grew approximately 9.1% and 8.0%, respectively, compared to the same periods of 2012.

Growth in our domestic and import brand sales has outpaced the growth experienced nationally. Our domestic brand same store unit sales grew 12.5% and 14.5%, respectively, while same store unit sales for import brands grew 19.7% and 19.4%, respectively, for the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012. Sales of our luxury brands remained consistent with national growth in the third quarter of 2013 and outpaced national growth in the first nine months of 2013. Same store unit sales for our luxury brands grew 9.1% and 12.8%, respectively, for the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012. We continue to focus on increasing our share of overall new vehicle sales within our markets. Additionally, certain of our markets have seen an increase in local market sales volumes exceeding the national average.

New vehicle gross profit dollars increased 10.0% and 13.3%, respectively, for the three- and nine-month periods ended September 30, 2013 compared to the same periods of 2012. On a same store basis, gross profit increased 2.5% and 7.2%, respectively, for the three- and nine-month periods ended September 30, 2013. These increases were due to a greater number of vehicles sold, offset by lower gross profit per unit and lower gross margin.

We focus on gross profit dollars earned per unit, not a gross margin percentage. On a same store basis, the average gross profit per new retail unit decreased $254 and $187, respectively, for the three- and nine-month periods ended September 30, 2013 compared to the same periods of 2012. These decreases were primarily due to the strategic decision to increase market share through lower pricing. Additionally, certain manufacturer incentives are tied to increases in units sold per store, and, given consecutive years of significant unit sales increases, these objectives have been more difficult to achieve in 2013 than in prior years, resulting in lower total incentive dollars earned.

We believe increasing new unit sales creates additional used vehicle trade-in opportunities, finance and insurance sales and future service work. We believe the incremental business generated in future periods will more than offset the lower new vehicle gross profit per unit that has occurred with the pursuit of our volume-based strategy.

Used Vehicle Retail Revenue and Gross Profit

	Three Months Ended September 30,
(Dollars in thousands, except per unit amounts)	2013	2012	Increase		% Increase
Reported
Retail revenue	$280,734	$227,157	$53,577		23.6%
Retail gross profit	$41,641	$33,272	$8,369		25.2
Retail gross margin	14.8%	14.6%	20	bp

Retail units sold	15,496	13,211	2,285		17.3
Average selling price per retail unit	$18,117	$17,195	$922		5.4
Average gross profit per retail unit	$2,687	$2,519	$168		6.7

Same store
Retail revenue	$265,734	$227,311	$38,423		16.9%
Retail gross profit	$39,766	$33,312	$6,454		19.4
Retail gross margin	15.0%	14.7%	30	bp

Retail units sold	14,690	13,223	1,467		11.1
Average selling price per retail unit	$18,089	$17,191	$898		5.2
Average gross profit per retail unit	$2,707	$2,519	$188		7.5

	Nine Months Ended September 30,
(Dollars in thousands, except per unit amounts)	2013	2012	Increase		% Increase
Reported
Retail revenue	$778,427	$625,117	$153,310		24.5%
Retail gross profit	$115,507	$92,540	$22,967		24.8
Retail gross margin	14.8%	14.8%	0	bp

Retail units sold	43,231	36,022	7,209		20.0
Average selling price per retail unit	$18,006	$17,354	$652		3.8
Average gross profit per retail unit	$2,672	$2,569	$103		4.0

Same store
Retail revenue	$739,487	$622,080	$117,407		18.9%
Retail gross profit	$110,616	$92,251	$18,365		19.9
Retail gross margin	15.0%	14.8%	20	bp

Retail units sold	41,197	35,841	5,356		14.9
Average selling price per retail unit	$17,950	$17,357	$593		3.4
Average gross profit per retail unit	$2,685	$2,574	$111		4.3

Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned vehicles; core vehicles, or late model vehicles with lower-mileage; and value autos, or vehicles with over 80,000 miles. Additionally, our volume-based strategy for new vehicle sales increases the organic opportunity to convert vehicles acquired via trade to retail used vehicle sales.

During the three- and nine-month periods ended September 30, 2013, sales increased in all three categories of used vehicles compared to the same periods of 2012:

●	Same store unit sales for manufacturer certified pre-owned vehicles increased 24.3% and 31.0%, respectively.
●	Same store unit sales for the core vehicle category increased 8.3% and 7.5%, respectively.
●	Same store unit sales for the value auto category increased 8.7% and 20.1%, respectively.

Our retail used-to-new vehicle sales ratio was 0.9:1 for the three- and nine-month periods ended September 30, 2013 and 2012. On average, each of our stores currently sells approximately 57 retail used vehicle units per month and we target increasing average sales to 75 units per month.

Used retail vehicle gross profit dollars increased 25.2% and 24.8%, respectively, for the three- and nine-month periods ended September 30, 2013 compared to the same periods of 2012. On a same store basis, gross profit increased 19.4% and 19.9%, respectively, for the three- and nine-month periods ended September 30, 2013 compared to the same periods of 2012. These increases were related to both volume growth and increases in the average gross profit per unit sold. Similar to new vehicle sales, we focus on gross profit dollars earned per unit, not on gross margin percentage, in evaluating our sales performance.

Used Vehicle Wholesale Revenue and Gross Profit

	Three Months Ended September 30,
(Dollars in thousands, except per unit amounts)	2013	2012	Increase		% Increase
Reported
Wholesale revenue	$43,396	$35,006	$8,390		24.0%
Wholesale gross profit	$710	$(36)	$746		NM
Wholesale gross margin	1.6%	(0.1)%	170	bp

Wholesale units sold	6,059	5,142	917		17.8
Average selling price per wholesale unit	$7,162	$6,808	$354		5.2
Average gross profit per retail unit	$117	$(7)	$124		NM

Same store
Wholesale revenue	$41,371	$35,084	$6,287		17.9%
Wholesale gross profit	$642	$(32)	$674		NM
Wholesale gross margin	1.6%	(0.1)%	170	bp

Wholesale units sold	5,783	5,148	635		12.3
Average selling price per wholesale unit	$7,154	$6,815	$339		5.0
Average gross profit per retail unit	$111	$(6)	$117		NM

NM – not meaningful

	Nine Months Ended September 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2013	2012	(Decrease)		(Decrease)
Reported
Wholesale revenue	$120,593	$103,469	$17,124		16.5%
Wholesale gross profit	$2,379	$657	$1,722		262.1
Wholesale gross margin	2.0%	0.6%	140	bp

Wholesale units sold	16,624	14,135	2,489		17.6
Average selling price per wholesale unit	$7,254	$7,320	$(66)		(0.9)
Average gross profit per retail unit	$143	$46	$97		210.9

Same store
Wholesale revenue	$113,417	$102,892	$10,525		10.2%
Wholesale gross profit	$2,402	$712	$1,690		237.4
Wholesale gross margin	2.1%	0.7%	140	bp

Wholesale units sold	15,752	14,046	1,706		12.1
Average selling price per wholesale unit	$7,200	$7,325	$(125)		(1.7)
Average gross profit per retail unit	$152	$51	$101		198.0

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2013	2012	Increase	Increase
Reported
Revenue	$37,132	$30,929	$6,203	20.1%
Average finance and insurance per retail unit	$1,105	$1,103	$2	0.2%

Same store
Revenue	$35,110	$30,003	$5,107	17.0%
Average finance and insurance per retail unit	$1,106	$1,069	$37	3.5%

	Nine Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2013	2012	Increase	Increase
Reported
Revenue	$103,013	$82,989	$20,024	24.1%
Average finance and insurance per retail unit	$1,107	$1,078	$29	2.7%

Same store
Revenue	$97,671	$80,983	$16,688	20.6%
Average finance and insurance per retail unit	$1,102	$1,056	$46	4.4%

The increases in finance and insurance sales were driven by increased vehicle sales volume in the three- and nine-month periods ended September 30, 2013 compared to the same periods of 2012. The availability of consumer credit continued to expand through the first nine months of 2013 with lenders increasing the average loan-to-value amount available to most customers. Additionally, we increased our penetration rate on arranging financing for our customers and the sale of extended service contracts. As a result, our average revenue per unit increased.

Penetration rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Arranged financing	79%	77%	78%	76%
Service contracts	42	41	42	41
Lifetime oil change and filter	36	35	36	36

Service, Body and Parts Revenue and Gross Profit

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2013	2012	(Decrease)		% Increase
Reported
Customer pay	$55,194	$50,736	$4,458		8.8%
Warranty	15,716	13,491	2,225		16.5
Wholesale parts	17,949	16,101	1,848		11.5
Body shop	8,925	8,710	215		2.5
Total service, body and parts	$97,784	$89,038	$8,746		9.8%

Service, body and parts gross profit	$46,991	$43,005	$3,986		9.3%
Service, body and parts gross margin	48.1%	48.3%	(20	)bp

Same store
Customer pay	$52,655	$50,713	$1,942		3.8%
Warranty	14,920	13,488	1,432		10.6
Wholesale parts	17,438	16,078	1,360		8.5
Body shop	8,925	8,710	215		2.5
Total service, body and parts	$93,938	$88,989	$4,949		5.6%

Service, body and parts gross profit	$44,281	$42,034	$2,247		5.3%
Service, body and parts gross margin	47.1%	47.2%	(10	)bp

	Nine Months Ended September 30,
(Dollars in thousands)	2013	2012	Increase		% Increase
Reported
Customer pay	$157,753	$145,570	$12,183		8.4%
Warranty	45,764	39,052	6,712		17.2
Wholesale parts	52,215	47,921	4,294		9.0
Body shop	26,954	25,495	1,459		5.7
Total service, body and parts	$282,686	$258,038	$24,648		9.6%

Service, body and parts gross profit	$137,463	$124,814	$12,649		10.1%
Service, body and parts gross margin	48.6%	48.4%	20	bp

Same store
Customer pay	$151,530	$144,774	$6,756		4.7%
Warranty	43,846	38,778	5,068		13.1
Wholesale parts	50,800	47,740	3,060		6.4
Body shop	26,954	25,490	1,464		5.7
Total service, body and parts	$273,130	$256,782	$16,348		6.4%

Service, body and parts gross profit	$130,208	$121,537	$8,671		7.1%
Service, body and parts gross margin	47.7%	47.3%	40	bp

Our service, body and parts sales grew in all areas in the three- and nine-month periods ended September 30, 2013 compared to the prior year periods. We focus on retaining customers by offering competitively priced routine maintenance and increasing our marketing efforts. We increased our same store customer pay business 3.8% and 4.7%, respectively, in the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012.

In the three- and nine-month periods ended September 30, 2013 compared to the same periods of 2012, same store warranty sales increased 10.6% and 13.1%, respectively. Domestic brand warranty work increased 3.3% and 1.8%, import warranty work increased 24.6% and 24.6%, and luxury warranty work increased 10.9% and 20.7%, respectively. Import and luxury warranty work increased primarily due to recent recalls on certain models in 2013. Additionally, certain import and luxury franchises include routine maintenance such as oil changes for two to four years after a new vehicle is sold, which is included as warranty work. As a result, increasing new vehicle unit sales in these franchises also contributed to the period-over-period increases in warranty revenue.

Wholesale parts represented 18.6% of our same store service, body and parts revenue mix in the first three and nine months of 2013, and 18.1% and 18.6% in the first three and nine months of 2012, respectively. Wholesale parts grew 8.5% and 6.4%, respectively, in the first three and nine months of 2013 compared to the same periods of 2012.

Body shop represented 9.5% and 9.9% of our same store service, body and parts revenue mix in the first three and nine months of 2013, and 9.8% and 9.9% in the first three and nine months of 2012, respectively. Body shop grew 2.5% and 5.7%, respectively, in the first three and nine months of 2013 compared to the same periods of 2012.

Service, body and parts gross profit increased 9.3% and 10.1%, respectively, for the three- and nine-month periods ended September 30, 2013 compared to the same periods of 2012. On a same store basis, gross profit increased 5.3% and 7.1%, respectively, for the three- and nine-month periods ended September 30, 2013. These increases were mainly due to sales growth in all service, body and parts areas.

Selling, General and Administrative Expense (“SG&A”)

SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2013	2012	(Decrease)	(Decrease)
Personnel	$70,676	$62,258	$8,418	13.5%
Advertising	10,762	8,868	1,894	21.4
Rent	3,421	3,646	(225)	(6.2)
Facility costs	6,222	6,021	201	3.3
Other	17,489	14,339	3,150	22.0
Total SG&A	$108,570	$95,132	$13,438	14.1%

	Three Months Ended September 30,		Increase
As a % of gross profit	2013	2012	(Decrease)
Personnel	42.7%	43.7%	(100	)bp
Advertising	6.5	6.2	30
Rent	2.1	2.6	(50)
Facility costs	3.8	4.2	(40)
Other	10.5	10.1	40
Total SG&A	65.6%	66.8%	(120	)bp

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2013	2012	(Decrease)	(Decrease)
Personnel	$208,500	$181,749	$26,751	14.7%
Advertising	29,364	22,956	6,408	27.9
Rent	10,473	11,381	(908)	(8.0)
Facility costs	19,548	17,903	1,645	9.2
Other	51,099	42,572	8,527	20.0
Total SG&A	$318,984	$276,561	$42,423	15.3%

	Nine Months Ended September 30,		Increase
As a % of gross profit	2013	2012	(Decrease)
Personnel	44.2%	45.3%	(110)bp
Advertising	6.2	5.7	50
Rent	2.2	2.8	(60)
Facility costs	4.1	4.5	(40)
Other	10.9	10.7	20
Total SG&A	67.6%	69.0%	(140)bp

SG&A expense increased $13.4 million and $42.4 million, respectively, in the three- and nine-month periods ended September 30, 2013 compared to the same periods in 2012. These increases were primarily driven by increased variable costs associated with improved sales and increases in advertising as we focused on gaining market share. Additionally, during the second quarter of 2013, we recorded a $3.8 million expense associated with a non-core legal reserve related to the settlement of a claim filed in 2006.

SG&A as a percentage of gross profit was 65.6% and 66.8%, respectively, for the three months ended September 30, 2013 and 2012, and 67.6% and 69.0%, respectively, for the nine months ended September 30, 2013 and 2012. Excluding the non-core legal reserve, SG&A as a percentage of gross profit was 66.8% for the nine months ended September 30, 2013. See “Non-GAAP Reconciliations” for more details. As sales volume increases and we gain leverage in our cost structure, we anticipate maintaining SG&A as a percentage of gross profit in the upper 60% range.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A expense.

	Three Months Ended September 30,			% of Change in
(Dollars in thousands)	2013	2012	Change	Gross Profit
Gross profit	$165,389	$142,510	$22,879	100.0%
SG&A expense	(108,570)	(95,132)	(13,438)	(58.7)
Throughput contribution			$9,441	41.3%

	Three Months Ended September 30,			% of Change in
(Dollars in thousands)	2012	2011	Change	Gross Profit
Gross profit	$142,510	$118,798	$23,712	100.0%
SG&A expense	(95,132)	(83,135)	(11,997)	(50.6)
Throughput contribution			$11,715	49.4%

	Nine Months Ended September 30,			% of Change in
(Dollars in thousands)	2013	2012	Change	Gross Profit
Gross profit	$471,660	$400,940	$70,720	100.0%
SG&A expense	(318,984)	(276,561)	(42,423)	(60.0)
Throughput contribution			$28,297	40.0%

	Nine Months Ended September 30,			% of Change in
(Dollars in thousands)	2012	2011	Change	Gross Profit
Gross profit	$400,940	$332,431	$68,509	100.0%
SG&A expense	(276,561)	(238,332)	(38,229)	(55.8)
Throughput contribution			$30,280	44.2%

Throughput, adjusted for non-core items including the $3.8 million legal reserve recorded in the second quarter of 2013, was 46.4% for the nine-month period ended September 30, 2013. See “Non-GAAP Reconciliations” for more details.

	Nine Months Ended September 30,			% of Change in
(Dollars in thousands)	2013	2012	Change	Gross Profit
Gross profit	$471,660	$400,940	$70,720	100.0%
Adjusted SG&A expense	(315,172)	(277,300)	(37,872)	(53.6)
Adjusted throughput contribution			$32,848	46.4%

Throughput contributions for newly opened or acquired stores are on a “first dollar” basis for the first twelve months of operations. We acquired four stores and opened one new store since the third quarter of 2012. Adjusting for these locations and the non-core legal reserve, our throughput contribution on a same store basis was estimated at 41.4% and 49.6%, respectively, for the three- and nine-month periods ended September 30, 2013. Lower gross margins, increased advertising spend and periodic adjustments to certain reserve accounts contributed to the shortfall in our throughput objective. We continue to target a same store throughput contribution of approximately 50%.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended September 30,			%
(Dollars in thousands)	2013	2012	Increase	Increase
Depreciation and amortization	$5,099	$4,351	$748	17.2%

	Nine Months Ended September 30,			%
(Dollars in thousands)	2013	2012	Increase	Increase
Depreciation and amortization	$14,719	$12,687	$2,032	16.0%

Depreciation and amortization for the three and nine months ended September 30, 2013 increased compared to the same periods of 2012 as we purchased previously leased facilities, built new facilities subsequent to the acquisition of stores and invested in improvements at our facilities and replacement of equipment. These investments increase the amount of depreciable assets and amortizable expenses. In the first nine months of 2013, we had capital expenditures of $33.8 million and, in the full year of 2012, we had capital expenditures of $64.6 million.

Operating Income

Operating income was 4.8% and 4.9% of revenue for the three-month periods ended September 30, 2013 and 2012, respectively. Operating income as a percentage of revenue was 4.6% for the nine-month periods ended September 30, 2013 and 2012. We continue to focus on cost control, which allows us to leverage our cost structure in an environment of improving sales.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense decreased $0.5 million in the three months ended September 30, 2013 compared to the same period of 2012. Changes in the average outstanding balances on our floor plan facilities increased the expense $0.2 million, changes in the interest rates on our floor plan facilities increased the expense $0.1 million and the maturity of three interest rate swaps decreased the expense $0.8 million during the three months ended September 30, 2013 compared to the same period of 2012.

Floor plan interest expense increased $0.1 million in the nine months ended September 30, 2013 compared to the same period of 2012. Changes in the average outstanding balances on our floor plan facilities increased the expense $2.2 million, changes in the interest rates on our floor plan facilities decreased the expense $0.5 million, and the maturity of three interest rate swaps further decreased the expense $1.6 million during the nine months ended September 30, 2013 compared to the same period of 2012.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended September 30,			%
(Dollars in thousands)	2013	2012	Change	Change
Floor plan interest expense (new vehicles)	$2,909	$3,370	$(461)	(13.7)%
Floor plan assistance (included as an offset to cost of sales)	(5,666)	(4,401)	1,265	28.7
Net new vehicle carrying costs	$(2,757)	$(1,031)	$1,726	167.4%

	Nine Months Ended September 30,			%
(Dollars in thousands)	2013	2012	Change	Change
Floor plan interest expense (new vehicles)	$9,394	$9,326	$68	0.7%
Floor plan assistance (included as an offset to cost of sales)	(15,431)	(12,231)	3,200	26.2
Net new vehicle carrying costs	$(6,037)	$(2,905)	$3,132	107.8%

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2013	2012	(Decrease)	(Decrease)
Mortgage interest	$1,523	$1,868	$(345)	(18.5)%
Other interest	431	320	111	34.7
Capitalized interest	(21)	(63)	(42)	(66.7)
Total other interest expense	$1,933	$2,125	$(192)	(9.0)%

	Nine Months Ended September 30,			%
(Dollars in thousands)	2013	2012	Decrease	Decrease
Mortgage interest	$5,014	$6,330	$(1,316)	(20.8)%
Other interest	1,277	1,307	(30)	(2.3)
Capitalized interest	(56)	(255)	(199)	(78.0)
Total other interest expense	$6,235	$7,382	$(1,147)	(15.5)%

Total other interest expense decreased $0.2 million and $1.1 million, respectively, in the first three and nine months of 2013 compared to the same periods of 2012. In the full year of 2012 and first nine months of 2013, we had net mortgage reductions of $1.5 million and $26.4 million, respectively, which contributed to the decrease. In addition, we refinanced mortgages at lower interest rates, which lowered interest expense. Total other interest expense also decreased due to lower volumes of borrowing on our credit facility.

Other Income, Net

Other income, net primarily includes interest income and the gains related to an equity investment. Other income, net was $0.8 million and $0.5 million for the three-month periods ended September 30, 2013 and 2012, and $2.2 million and $1.8 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

Income Tax Expense

Our effective income tax rate was 35.3% and 37.3%, respectively, for the three- and nine-month periods ended September 30, 2013 compared to 39.2% and 38.2%, respectively, in the comparable periods of 2012. Our effective income tax rate in the three- and nine-month periods ended September 30, 2013 benefitted from the recognition of non-core tax attributes as well as tax benefits associated with the American Taxpayer Relief Act of 2012 enacted at the beginning of 2013. Excluding the non-core tax attributes and adjusting for other non-core items, our effective income tax rate was 37.9% and 38.6%, respectively, for the three and nine months ended September 30, 2013. See “Non-GAAP Reconciliations” for more details. For the full year of 2013, we anticipate our income tax rate will be approximately 37.8%.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measures from our Consolidated Statements of Operations (dollars in thousands, except per share amounts):

	Three Months Ended September 30, 2013
	As reported	Tax attribute	Adjusted
Income from continuing operations before income taxes	$47,713	$-	$47,713
Income tax expense	(16,822)	(1,284)	(18,106)
Net income from continuing operations	$30,891	$(1,284)	$29,607

Diluted earnings (loss) per share from continuing operations	$1.18	$(0.05)	$1.13
Diluted share count	26,237

	Nine Months Ended September 30, 2013
	As reported	Legal accrual adjustments	Tax attribute	Adjusted
Selling, general and administrative	$318,984	$(3,813)	$-	$315,171

Operating income	$137,957	$3,813	$-	$141,770

Income from continuing operations before income taxes	$124,548	$3,813	$-	$128,361
Income tax provision	(46,494)	(1,484)	(1,512)	(49,490)
Income from continuing operations, net of income tax	$78,054	$2,329	$(1,512)	$78,871

Diluted income per share from continuing operations	$2.98	$0.09	$(0.05)	$3.02
Diluted share count	26,159

	Nine Months Ended September 30, 2012
	As reported	Asset impairment and disposal gain	Equity investment	Tax attribute	Adjusted
Asset impairments	$115	$(115)	$-	$-	$-
Selling, general and administrative	$276,561	$739	$-	$-	$277,300

Operating income	$111,577	$(624)	$-	$-	$110,953

Other income, net	$1,770	$-	$(244)	$-	$1,526

Income from continuing operations before income taxes	$96,639	$(624)	$(244)	$-	$95,771
Income tax provision	(36,908)	244	95	(1,066)	(37,635)
Income from continuing operations, net of income tax	$59,731	$(380)	$(149)	$(1,066)	$58,136

Diluted income per share from continuing operations	$2.28	$(0.01)	$(0.01)	$(0.04)	$2.22
Diluted share count	26,203

Liquidity and Capital Resources

We manage our liquidity and capital resources to fund capital expenditures, working capital requirements and contractual obligations. Additionally, we use capital resources to fund cash dividend payments, share repurchases and acquisitions.

Available Sources

We have relied primarily on cash flows from operations, borrowings under our credit agreements, financing of real estate and the proceeds from equity and debt offerings to finance operations and expansion. Historically, we have also been able to raise capital through the sale of assets and sale of stores. Based on these factors and our normal operational cash flow, we believe we have sufficient availability to accommodate both our short- and long-term capital needs.

Below is a summary of our available funds (in thousands):

	As of September 30, 2013	As of December 31, 2012	Increase (Decrease)	% Increase (Decrease)
Cash and cash equivalents	$16,093	$42,839	$(26,746)	(62.4)%
Available credit on the credit facility	165,101	120,536	44,565	37.0
Total available funds	$181,194	$163,375	$17,819	10.9%

We have the ability to raise funds through the financing of owned operating real estate. As of September 30, 2013, our unfinanced owned operating real estate had a book value of $160.1 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $120.1 million at September 30, 2013; however, no assurances can be provided that the appraised value of this property will match or exceed its book value or that this capital source will be available on terms acceptable to us.

In addition to the above sources of liquidity, potential sources include the placement of subordinated debentures or loans, the sale of equity securities, additional store sales or additional other asset sales. We will evaluate all of these options and may select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or on terms acceptable to us.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

	Outstanding as of September 30, 2013	Remaining Available as of September 30, 2013
New vehicle floor plan commitment	$569,027	$-	(1),(4)
Floor plan notes payable	19,221	-	(4)
Used vehicle inventory financing facility	55,909	24,091	(3)
Revolving line of credit	-	141,010	(2),(3)
Real estate mortgages	166,544	-
Other debt	2,785	-
Liabilities associated with assets held for sale	7,403	-	(4)
Total debt	$820,889	$165,101

(1)	We have a $575 million new vehicle floor plan commitment as part of our credit facility.
(2)	Available credit is based on the borrowing base amount effective as of September 30, 2013. This amount is reduced by $4.0 million for outstanding letters of credit.
(3)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(4)

As of September 30, 2013, an additional $6.0 million of floor plan notes payable outstanding on our new vehicle floor plan commitment and $1.4 million of floor plan notes payable on vehicles designated as service loaners were recorded as liabilities related to assets held for sale.

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

The interest rate on the credit facility varies based on the type of debt and the calculated leverage ratio, with the rate ranging from the one-month LIBOR plus 1.5% to the one-month LIBOR plus 2.5%. The annual interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 1.7% at September 30, 2013. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.9% at September 30, 2013.

Our financial covenants related to this credit facility include maintaining a current ratio of not less than 1.20x, a fixed charge coverage ratio of not less than 1.20x, a leverage ratio of not more than 5.0x and funded debt of not more than $375 million.

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. Borrowings from, and repayments to, the manufacturer-affiliated finance companies are classified as operating activities on the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.7% to 4.4% at September 30, 2013. The mortgages are payable in various installments through May 2031. As of September 30, 2013, we had fixed interest rates on 79% of our outstanding mortgage debt.

Our other debt includes various notes, capital leases and obligations assumed as a result of acquisitions and other agreements and had interest rates that ranged from 2.0% to 9.0% at September 30, 2013. This debt, which totaled $2.8 million at September 30, 2013, is due in various installments through May 2019.

Debt Covenants

Under the terms of our credit facility and other debt agreements, we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of September 30, 2013
Current ratio	Not less than 1.20 to 1	1.44	to	1
Fixed charge coverage ratio	Not less than 1.20 to 1	3.54	to	1
Leverage ratio	Not more than 5.00 to 1	1.48	to	1
Funded debt restriction (million)	Not to exceed $375 million		$169.3

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

Inventories

We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. As of September 30, 2013, our new vehicle days supply was 76, or one day higher than our days supply as of September 30, 2012. Our days supply of used vehicles was 52 as of September 30, 2013, or two days higher than our days supply level as of September 30, 2012. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Capital Expenditures

Capital expenditures were $33.8 million and $35.0 million for the nine months ended September 30, 2013 and 2012, respectively. We anticipate approximately $55 million in capital expenditures for 2013. This amount is associated with image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

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

If we undertake a significant capital commitment in the future, we expect to pay for the commitment out of existing cash balances, construction financing and borrowings on our credit facility. Upon completion of the projects, we believe we would have the ability to secure long-term financing and general borrowings from third party lenders for 70% to 90% of the amounts expended, although no assurances can be provided that these financings will be available to us in sufficient amounts or on terms acceptable to us.

Dividends

Management evaluates performance and makes a recommendation to the Board of Directors on dividend payments on a quarterly basis. A dividend payment was paid in December 2012 in lieu of the dividend typically declared and paid in March of the following year. Accordingly, we did not pay dividends on our Class A and Class B common stock during the first quarter of 2013. For the nine months ended September 30, 2013, we paid dividends on our Class A and Class B common stock of $6.7 million.

Our Board of Directors approved a dividend of $0.13 per share on our Class A and Class B common stock related to our third quarter 2013 financial results. The dividend will total approximately $3.4 million and will be paid on November 22, 2013 to shareholders of record on November 8, 2013.

Common Stock Repurchases

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. On July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. We did not repurchase any shares of our Class A common stock during the third quarter of 2013. In the nine months ended September 30, 2013, we repurchased 127,900 shares at an average price of $40.76 per share, for a total of $5.2 million. Through September 30, 2013, we have repurchased 1,273,047 shares and 1,726,953 shares remained available for repurchase. This authority to repurchase shares does not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

In addition, we repurchased 59,721 shares during the first quarter of 2013 at an average price of $45.04, for a total of $2.7 million, related to tax withholdings associated with the vesting of restricted stock units.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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
3.2

2013 Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated August 20, 2013 and filed with the Securities and Exchange Commission on August 26, 2013).

10.1	Real Estate Purchase and Sale Agreement between Lithia Real Estate, Inc. and Dick Heimann dated October 25, 2013,
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2013	LITHIA MOTORS, INC.

By:/s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

By: /s/ John F. North III
John F. North III
Vice President and
Corporate Controller
(Principal Accounting Officer)