Form 10-K
period 2013-12-31
LITHIA MOTORS INC
filed 2014-02-21
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2013

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

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [X] No[ ]

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act: [ ]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [X]   Accelerated filer [ ]   Non-accelerated filer [ ]  (Do not check if a smaller reporting company)   Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,240,097,000 computed by reference to the last sales price ($53.31) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2013).

The number of shares outstanding of the Registrant’s common stock as of February 21, 2014 was: Class A: 23,354,548 shares and Class B: 2,562,231 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2014 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.

2013 FORM 10-K ANNUAL REPORT

PART I

Item 1.  Business

Forward-Looking Statements

Certain statements under the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” and elsewhere in this Form 10-K constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project”, “outlook,” “target”, “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements in this Form 10-K include, among others, statements we make regarding:

●	Future market conditions.
●

Expected operating results, such as maintaining SG&A as a percentage of gross profit in the upper 60% range and retaining, on a same store basis, 50% of each incremental gross profit dollar after deducting SG&A expense.

●	Anticipated levels of capital expenditures in the future.
●	Our strategies for customer retention, growth, market position, financial results and risk management.

The forward-looking statements contained in this Form 10-K involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Some of the important factors that could cause actual results to differ from our expectations are discussed in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and in Part I, Item 1A. Risk Factors of this Form 10-K and from time to time in our other filings with the SEC.

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

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of February 21, 2014, we offered 28 brands of new vehicles and all brands of used vehicles in 96 stores in the United States and online at Lithia.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

Our dealerships are primarily located throughout the Western and Midwestern regions of the United States. We target mid-sized regional markets for domestic and import franchises and metropolitan markets for luxury franchises. We believe this strategy enables brand exclusivity with insulation from competition with the same franchise in the market.

The following table sets forth information about stores that were part of our continuing operations as of December 31, 2013:

State	Number of Stores	Percent of 2013 Revenue
Texas	15	24.5%
Oregon	23	21.6
California	14	10.7
Montana	8	8.9
Washington	7	8.1
Alaska	8	7.6
Idaho	5	4.9
Iowa	5	4.9
Nevada	4	4.8
North Dakota	3	2.4
New Mexico	2	1.6
Total	94	100.0%

Business Strategy and Operations

Our mission statement is: “Driven by our employees and preferred by our customers, Lithia is the leading automotive retailer in each of our markets.” We offer customers personal, convenient, flexible personalized service combined with the large company advantages of selection, competitive pricing, broad access to financing, and warranties. We strive for diversification in our products, services, brands and geographic locations to insulate us from market risk and to maintain profitability. We have developed a centralized support structure to reduce store level administrative functions. This allows store personnel to focus on providing a positive customer experience. With our management information systems and centrally-performed administrative functions in Medford, Oregon, we seek to gain economies of scale from our dealership network.

We target mid-sized regional markets for domestic and import franchises and metropolitan markets for luxury franchises. We believe this strategy enables brand exclusivity with minimal competition from other dealerships with the same franchise in the market. We offer a variety of luxury, import and domestic new vehicle brands and models, reducing our dependence on any one manufacturer and our susceptibility to changing consumer preferences. Encompassing economy and luxury cars, sport utility vehicles (SUVs), crossovers, minivans and trucks, we believe our brand mix is well-suited to what customers demand in the markets we serve. Our new vehicle unit mix of 51% domestic, 39% import and 10% luxury aligns similarly with national market share, which was 45%, 48% and 7%, respectively, for the year ended December 31, 2013.

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

During 2013, we focused on the following areas to achieve our mission:

●	increasing revenues in all business lines;
●	capturing a greater percentage of overall new vehicle sales in our local markets;
●

capitalizing on a used vehicle market that is approximately three times larger than the new vehicle market by increasing sales of manufacturer certified pre-owned used vehicles; late model, lower-mileage vehicles; and value autos, which are older, higher mileage vehicles;

●	growing our service, body and parts revenues as units in operation increase;
●	leveraging our cost structure as revenues increase while maintaining fixed costs;
●	diversifying our franchise mix through acquisitions;
●	integrating acquired stores to achieve targeted returns;
●	increasing our return to investors through dividends and strategic share buy backs;
●	utilizing prudent cash management, including investing capital to produce accretive returns; and
●	increasing leveragability of the balance sheet to prepare for future expansion opportunities.

We believe our cost structure can be leveraged as sales levels improve. Our selling, general and administrative (“SG&A”) expense as a percentage of gross profit improved to 67.7% in 2013 from 69.3% in 2012. Adjusting for non-core items in both 2013 and 2012, our adjusted SG&A expense as a percentage of gross profit in 2013 was 67.2%, compared to 69.4% in 2012. See “Non-GAAP Reconciliations” for more details. We continue to target SG&A as a percentage of gross profit in the upper 60% range, a goal we set in the second half of 2013.

We monitor how efficiently we leverage our cost structure by evaluating throughput, which is calculated as the percentage of incremental gross profit dollars we retain after deducting increases in SG&A expense. For the years ended December 31, 2013 and 2012, our incremental throughput was 41.4% and 39.3%, respectively. Adjusting for non-core items, our adjusted throughput in 2013 was 46.2% and in 2012 was 45.3%. See “Non-GAAP Reconciliations” for additional information.

Throughput contributions for newly opened or acquired stores are on a “first dollar” basis for the first twelve months of operations and typically reduce overall throughput. In the first year of operation, a store’s throughput is equal to the inverse of their SG&A as a percentage of gross profit. For example, a store which achieves SG&A as a percentage of gross profit of 70% will have throughput of 30% in the first year of operation.

In 2013, we acquired six stores and opened one new store. In 2012, we acquired four stores and opened two new stores. Adjusting to remove these locations, our throughput contribution on a same store basis was 51.4% and 51.2% for the years ended December 31, 2013 and 2012, respectively. We continue to target a same store throughput contribution of approximately 50% in 2014.

We continuously evaluate our portfolio of franchises to balance our brand mix, minimize exposure to any one franchise and achieve financial returns. In the past three years, we spent $186.3 million to acquire 14 stores which increased revenue and diversified our portfolio. Additionally, we divest stores that are not expected to meet our financial return requirements. Divestiture activity generated $30.5 million during the past three years.

New Vehicles

In 2013, we sold 66,857 new vehicles, generating 24% of our gross profit for the year. New vehicle sales also have the potential to create incremental profit opportunities through manufacturer incentives, resale of trade-in vehicles, sale of third-party financing, vehicle service and insurance contracts, and future service and repair work.

In 2013, we represented 28 domestic and import brands ranging from economy to luxury cars, SUVs, crossovers, minivans and light trucks.

Manufacturer	Percent of 2013 New Vehicle Revenue	Percent of 2013 New Vehicle Gross Profit
Chrysler, Jeep, Dodge	29.6%	28.1%
Chevrolet, Cadillac, GMC, Buick	17.3	18.9
Toyota, Scion	11.9	11.1
BMW, MINI	9.6	10.0
Honda, Acura	6.7	6.8
Ford, Lincoln	6.9	6.5
Subaru	5.2	4.8
Mercedes, smart	4.8	4.5
Hyundai	2.5	3.1
Nissan	2.2	2.5
Volkswagen, Audi	1.9	2.0
Kia	0.7	0.8
Porsche	0.4	0.4
Mazda	0.3	0.4
Mitsubishi	*	0.1
Fiat	*	*
Volvo	*	*
Total	100.0%	100.0%

* Less than 0.1%

We purchase our new car inventory directly from manufacturers, who generally allocate new vehicles to stores based on availability, monthly sales and market area. Accordingly, we rely on the manufacturers to provide us with vehicles that meet consumer demand at suitable locations, with appropriate quantities and prices. However, if high demand vehicles are in short supply, we exchange vehicles with other automotive retailers and between our own stores to accommodate customer demand and to balance inventory.

Used Vehicles

At each new vehicle store, we also sell used vehicles. In 2013, retail used vehicle sales generated 24% of our gross profit.

Our used vehicle operations give us an opportunity to:

●	generate sales to customers financially unable or disinclined to purchase a new vehicle;
●	generate sales of vehicle brands other than the store’s new vehicle franchise;
●	increase new and used vehicle sales by aggressively pursuing customer trade-ins; and
●	increase finance and insurance revenues and service and parts sales.

We classify our used vehicles in three categories: manufacturer certified pre-owned used vehicles; late model, lower-mileage vehicles; and value autos. We offer manufacturer certified pre-owned used vehicles at most of our franchised dealerships. These vehicles undergo additional reconditioning and receive an extended factory-provided warranty. Late model, lower-mileage vehicles are reconditioned and offer a Lithia certified warranty. Value autos are older, higher mileage vehicles that undergo a safety check and a lesser degree of reconditioning. Value autos are offered to customers who require a less expensive vehicle or a lower monthly payment.

We acquire our used vehicles through customer trade-ins, purchases from non-Lithia stores, independent vehicle wholesalers, private parties and at closed auctions.

Our near-term goal for used vehicles is to retail an average of 75 units per store per month. In 2013, our stores sold an average of 53 retail used units per month. We believe used vehicles represent a significant area for organic growth. As new vehicle sales growth rates return to historical levels and we continue our focus on growing used retail sales, we believe our long-term target is achievable.

Wholesale transactions result from vehicles we have acquired via trade-in from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. As part of our used vehicle strategy, we have concentrated on directing more lower-priced, older vehicles to retail sale rather than wholesale disposal.

Vehicle Financing, Service Contracts and Other Products

As part of the vehicle sales process, we assist in arranging customer financing options as well as offer extended warranties, insurance contracts and vehicle and theft protection products. The sale of these items generated 22% of our gross profit.

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

We were able to arrange financing on 78% of the vehicles we sold during 2013, compared to 76% in 2012. Our presence in multiple markets and changes in technology surrounding the credit application process have allowed us to utilize a larger network of lenders across a broader geographic area. Additionally, we continue to see the availability of consumer credit expand with lenders increasing the loan-to-value amount available to most customers. These shifts afford us the opportunity to sell additional or more comprehensive products, while remaining within a loan-to-value framework acceptable to our retail customer lenders.

We also market third-party extended warranty contracts, insurance contracts and vehicle and theft protection products to our customers. These products and services yield higher profit margins than vehicle sales and contribute significantly to our profitability. Extended warranty and service contracts for vehicles provide coverage for certain repairs beyond the duration or scope of the manufacturer’s warranty. We believe the sale of extended warranties, service contracts and vehicle and theft protection products increases our service and parts business. Additionally, these products build a customer base for future repair work to our locations.

When customers finance an automobile purchase, we offer them life, accident and disability insurance coverage, as well as guaranteed auto protection (“gap”) coverage that provides protection from loss incurred by the difference in the amount owed and the amount received under a comprehensive insurance claim. We receive a commission on each policy sold.

We offer a lifetime lube, oil and filter (“LOF”) service, which, in 2013, was purchased by 36% of our total new and used vehicle buyers. This service, where customers prepay for their LOF services, helps us retain customers by building customer loyalty and provides opportunities for selling additional routine maintenance items and generating repeat service business. In 2013, we sold an average of $48 of additional maintenance on each lifetime LOF service we performed.

Service, Body and Parts

In 2013, our service, body and parts operations generated 29% of our gross profit. Our service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service for the new vehicle brands sold by our stores, as well as service most other makes and models.

The service and parts business provides important repeat revenues to our stores, which we seek to grow organically. Customer pay revenues represent sales for vehicle maintenance and service performed on other makes and models, as well as vehicles that have fallen outside of the manufacturer warranty coverage period. We believe increasing our product and service offerings for customers differentiates us. More diversified services with access to a variety of parts enable us to provide a better experience for our customers. Our service and parts revenues benefit from the increases we have seen in new vehicle sales over the last few years as there are a greater number of late model vehicles in operation, which tend to visit franchised dealership locations more frequently than older vehicles due to the manufacturer warranty period. Additionally, certain franchises provide routine maintenance, such as oil changes, for two to four years after a vehicle is sold, which provides for future warranty work.

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

We believe body shops provide an attractive opportunity to grow our business, and we continue to evaluate potential locations to expand. We currently operate 15 collision repair centers: four in Texas; four in Oregon; two in Idaho; and one each in Alaska, Washington, Montana, Iowa and Nevada.

Marketing

We emphasize customer satisfaction and we realize that customer retention is critical to our success. We want our customers’ experiences to be satisfying so that they refer us to their families and friends. We utilize an owner marketing strategy consisting of database analysis, email, traditional mail and phone contact to maintain regular communication and solicit feedback.

To increase awareness and traffic at our stores, we employ a combination of traditional, digital and social media to reach potential customers. Total advertising expense, net of manufacturer credits, was $39.6 million in 2013, $31.9 million in 2012 and $23.9 million in 2011. In 2013, approximately 37% of those funds were spent in traditional media and 63% were spent in digital and owner communications and other media outlets. In all of our communications, we seek to convey the promise of a positive customer experience, competitive pricing and wide selection.

Certain advertising and marketing expenditures are offset by manufacturer cooperative programs which require us to submit requests for reimbursement to manufacturers for qualifying advertising expenditures. These advertising credits are not tied to specific vehicles and are earned as qualifying expenses are incurred. These reimbursements are recognized as a reduction of advertising expense. Manufacturer cooperative advertising credits were $11.8 million in 2013, $9.6 million in 2012 and $7.8 million in 2011.

Many people now shop online before visiting our stores. We maintain websites for all of our stores and a corporate site (Lithia.com) dedicated to generating customer leads for our stores. Today, our websites enable our customers to:

●	locate our stores and identify the new vehicle brands sold at each store;
●	search new and pre-owned vehicle inventory;
●	view current pricing and specials;
●	calculate payments for purchase or lease;
●	obtain a value for their vehicle to trade or sell to us;
●	submit credit applications;
●	shop for and order manufacturers’ vehicle parts;
●	schedule service appointments; and
●	provide feedback about their Lithia experience.

We also maintain mobile versions of our websites and a mobile application in anticipation of greater adoption of mobile technology. Mobile traffic now accounts for 30% of our web traffic and all of the sites utilize responsive technology to enhance mobile and tablet usage.

We post our inventory on major new and used vehicle listing services (cars.com, autotrader.com, kbb.com, edmunds.com, eBay, craigslist, etc.) to reach online shoppers. We also employ search engine optimization, search engine marketing and online display advertising (including re-targeting) to reach more online prospects.

Social influence marketing represents a cost-effective method to enhance our corporate reputation and our stores’ reputations, and increase vehicle sales and service. We are deploying tools and training to our employees in ways that will help us listen to our customers and create more advocates for Lithia.

We also encourage our stores to give back to their local communities through financial and non-financial participation in local charities and events. Through Lithia4Kids, our initiative to increase employee volunteerism and community involvement, we focus the impact of our contributions on projects that support opportunities and the development of young people.

Franchise Agreements

Each of our stores operates under a separate agreement (“Franchise Agreement”) with the manufacturer of the new vehicle brand it sells.

Typical automobile Franchise Agreements specify the locations within a designated market area at which the store may sell vehicles and related products and perform approved services. The designation of such areas and the allocation of new vehicles among stores are at the discretion of the manufacturer. Franchise Agreements do not, however, guarantee exclusivity within a specified territory.

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

We have determined the useful life of a Franchise Agreement is indefinite, even though certain Franchise Agreements are renewed after one to six years. In our experience, agreements are routinely renewed without substantial cost and there are legal remedies to help prevent termination. Certain Franchise Agreements, including those with Ford and Chrysler, have no termination date. In addition, state franchise laws protect franchised automotive retailers. Under certain laws, a manufacturer may not terminate or fail to renew a franchise without good cause or prevent any reasonable changes in the capital structure or financing of a store.

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

Franchise Agreements generally provide for prior written notice before a franchise may be terminated under most circumstances. We also sign master framework agreements with most manufacturers that impose additional requirements on our stores. See Item 1A, “Risk Factors.”

Competition

The retail automotive business is highly competitive. Currently, there are approximately 17,800 dealers in the United States, many of whom are independent stores managed by individuals, families or small retail groups. We compete primarily with other automotive retailers, both publicly- and privately-held.

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

We are larger and have more financial resources than most private automotive retailers with which we currently compete in the majority of our regional markets. We compete directly with retailers with similar or greater resources in markets such as Seattle, Washington; Spokane, Washington; Anchorage, Alaska; Portland, Oregon and Walnut Creek, California. If we enter other new markets, we may face competitors that are larger or have access to greater financial resources. We do not have any cost advantage in purchasing new vehicles from manufacturers. We rely on advertising and merchandising, pricing, our customer guarantees and sales model, our sales expertise, service reputation and the location of our stores to sell new vehicles.

Regulation

Automotive and Other Laws and Regulations

We operate in a highly regulated industry. A number of state and federal laws and regulations affect our business. In every state in which we operate, we must obtain various licenses to operate our businesses, including dealer, sales and finance and insurance licenses issued by state regulatory authorities. Numerous laws and regulations govern our business, including those relating to our sales, operations, financing, insurance, advertising and employment practices. These laws and regulations include state franchise laws and regulations, consumer protection laws, privacy laws, escheatment laws, anti-money laundering laws and federal and state wage-hour, anti-discrimination and other employment practices laws.

Our financing activities with customers are subject to numerous federal, state and local laws and regulations. In 2013, there was an increase in activity related to oversight of consumer lending by the Consumer Financial Protection Bureau (CFPB), which has broad regulatory powers. The CFPB does not have direct authority over automotive dealers; however, its regulation of automotive finance companies and other financial institutions could affect our financing activities. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals, a class of individuals, or governmental entities. These claims may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct store operations and fines.

The vehicles we sell are subject to rules and regulations of various federal and state regulatory agencies.

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

We incur certain costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework. We may become aware of minor contamination at certain of our facilities, and we conduct investigations and/or remediation at properties as needed. In certain cases, the current or prior property owner may conduct the investigation and/or remediation or we have been indemnified by either the current or prior property owner for such contamination. We do not currently expect to incur significant costs for the remediation. However, no assurances can be given that material environmental commitments or contingencies will not arise in the future, or that they do not already exist but are unknown to us.

Employees

As of December 31, 2013, we employed approximately 5,700 persons on a full-time equivalent basis.

Seasonality and Quarterly Fluctuations

Historically, our sales have been lower in the first and fourth quarters of each year due to consumer purchasing patterns during the holiday season, inclement weather in certain of our markets and the reduced number of business days during the holiday season. As a result, financial performance is expected to be lower during the first and fourth quarters than during the second and third quarters of each fiscal year. More recently, our franchise diversification and cost control efforts have moderated the significance of our seasonality. We believe that interest rates, levels of consumer debt, consumer confidence and manufacturer sales incentives, as well as general economic conditions, also contribute to fluctuations in sales and operating results.

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

Risks related to our business

Our business will be harmed if overall consumer demand suffers from a severe or sustained downturn.

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

Our performance is subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships are currently located in limited markets in 12 states, with sales in the top three states accounting for approximately 57% of our revenue in 2013. Our results of operations, therefore, depend substantially on general economic conditions and consumer spending levels in those markets and could be materially adversely affected to the extent these markets experience sustained economic downturns regardless of improvements in the U.S. economy overall.

Increasing competition among automotive retailers reduces our profit margins on vehicle sales and related businesses. Further, the use of the Internet in the car purchasing process could materially adversely affect us.

Automobile retailing is a highly competitive business. Our competitors include publicly and privately-owned dealerships, of which certain competitors are larger and have greater financial and marketing resources than we have. Many of our competitors sell the same or similar makes of new and used vehicles that we offer in our markets at competitive prices. We do not have any cost advantage in purchasing new vehicles from manufacturers due to the volume of purchases or otherwise.

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

A significant portion of vehicle buyers finance their purchases of automobiles. Sub-prime lenders have historically provided financing for consumers who, for a variety of reasons, including poor credit histories and lack of down payment, do not have access to more traditional finance sources. While we continue to see the availability of consumer credit expand, if lenders tighten their credit standards or there is a decline in the availability of credit in the lending market, the ability of these consumers to purchase vehicles could be limited, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In January 2014, Fiat completed the buyout of Chrysler. This buyout allows the two manufacturers to combine financial resources and gain technology and manufacturing synergies. Chrysler, which has been profitable for the past few years, provides Fiat with financial resources. The ability of Fiat/Chrysler to maintain financial stability as a combined entity and successfully manufacture new products is unknown at this time. As such, no assurances can be given that our financial condition, results of operations and cash flows will not be adversely impacted in the future.

In the event of a manufacturer or distributor bankruptcy, we could be held liable for damages related to product liability claims, intellectual property suits or other legal actions. These legal actions are typically directed towards the vehicle manufacturer and it is customary for manufacturers to indemnify us from exposure related to any judgments associated with the claims. However, if damages could not be collected from the manufacturer or distributor, we could be named in lawsuits and judgments could be levied against us.

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

Many new manufacturers are entering the automotive industry. New companies have raised capital to produce fully electric vehicles or to license battery technology to existing manufacturers. Tesla has demonstrated the ability to successfully introduce electric vehicles to the marketplace. Foreign manufacturers from China and India are producing significant volumes of new vehicles and are entering the U.S. and selecting partners to distribute their products. Because the automotive market in the U.S. is mature and the overall level of new vehicle sales may not increase in the coming years, the success of new competitors will likely be at the expense of other, established brands. This could have a material adverse impact on our success in the future.

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

We depend upon the manufacturers and distributors for sales incentives, warranties and other programs that are intended to promote new vehicle sales or support dealership profitability. Manufacturers and distributors routinely make changes to their incentive programs. Key incentive programs include:

●	customer rebates;
●	dealer incentives on new vehicles;
●	special financing rates on certified, pre-owned cars;
●	below-market financing on new vehicles and special leasing terms; and
●	sponsorship of used vehicle sales by authorized new vehicle dealers.

Our financial condition could be materially adversely impacted by a discontinuation or change in our manufacturers’ or distributors’ incentive programs. In addition, certain manufacturers use a dealership’s manufacturer-determined customer satisfaction index, or “CSI”, score as a factor governing participation in incentive programs. To the extent we cannot meet minimum score requirements, we may be precluded from receiving certain incentives, which could materially adversely affect our business, results of operations, financial condition and cash flows.

The ability of our stores to make new vehicle sales depends in large part upon the manufacturers and, therefore, any disruption or change in our relationships could impact our business.

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

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Certain state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. If dealer laws are repealed in the states in which we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult to renew our franchise agreements upon expiration or on terms acceptable to us.

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

Compliance with the variety of federal, state and local regulations cannot be assured. Claims may arise out of actual or alleged violations of these various laws and regulations which may be asserted against us through class actions or by governmental entities in civil or criminal investigations and proceedings.

We may be involved in legal proceedings arising from the conduct of our business, including litigation with customers, employee-related lawsuits, class actions, purported class actions and actions brought by governmental authorities. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief, criminal and civil fines and penalties and damage our reputation and sales.

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

In March 2013, the CFPB issued a bulletin suggesting that auto dealers who arrange credit through outside parties may be participating in a credit decision such that they are subject to the Equal Credit Opportunity Act, including its anti-discrimination provisions. In particular, the CFPB highlighted that the payment to a dealer of the excess of the interest rate the dealer negotiates with the customer over the rate at which the lender is willing to provide financing may encourage pricing disparities on the basis of race, national origin, or potentially other prohibited bases. This bulletin may affect the willingness of outsider lenders to continue these practices, and heightened focus on these arrangements may affect our relationships and agreements, including our indemnification obligations, with lenders. The level of commissions paid by lenders to us for arranging financing may change due to this bulletin. These factors could adversely affect our business.

The vehicles we sell are also subject to the National Traffic and Motor Vehicle Safety Act, the Magnuson-Moss Warranty Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and various state motor vehicle regulatory agencies. The imported automobiles we purchase are subject to U.S. customs duties and, in the ordinary course of our business, we may, from time to time, be subject to claims for duties, penalties, liquidated damages or other charges.

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

Acquisition risks

We will face risks commonly encountered with growth through acquisitions. These risks include, without limitation:

●	failing to assimilate the operations and personnel of acquired dealerships;
●	failing to achieve predicted sales levels;
●	incurring significantly higher capital expenditures and operating expenses;
●	entering new markets with which we are unfamiliar;
●	encountering undiscovered liabilities and operational difficulties at acquired dealerships;
●	disrupting our ongoing business;
●	diverting our management resources;
●	failing to maintain uniform standards, controls and policies;
●	impairing relationships with employees, manufacturers and customers as a result of changes in management;
●	incurring increased expenses for accounting and computer systems, as well as integration difficulties;
●	failing to obtain a manufacturer’s consent to the acquisition of one or more of its dealership franchises or renew the franchise agreement on terms acceptable to us;
●	incorrectly valuing entities to be acquired; and
●	Incurring additional facility renovation costs or other expenses required by the manufacturer.

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

We are subject to substantial risk of loss under our various self-insurance programs including property and casualty, workers’ compensation and employee medical coverage.

We have a significant concentration of our property values at each dealership location, including vehicle and parts inventories and our facilities. Natural disasters, severe weather or extraordinary events subject us to property loss and business interruption. Illegal or unethical conduct by employees, customers, vendors and unaffiliated third parties can also impact our business. Other potential liabilities arising out of our operations may involve claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements.

Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims-handling expenses. Costs in excess of these retained risks may be insured under various contracts with third-party insurance carriers. As of December 31, 2013, we had total reserve amounts associated with these programs of $12.0 million. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we believe we have sufficient insurance, we cannot assure that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Indefinite-lived intangible assets, which consist of goodwill and franchise value, comprise a meaningful portion of our total assets ($120.7 million at December 31, 2013). We must assess our indefinite-lived intangible assets for impairment at least annually, which may result in a non-cash write-down of franchise rights or goodwill.

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

A net deferred tax asset position comprises a meaningful portion of our total assets (approximately $11.8 million at December 31, 2013). We are required to assess the recoverability of this asset on an ongoing basis. Future negative operating performance or other unfavorable developments may result in a valuation allowance being recorded against part or all of this amount.

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

Our indebtedness and lease obligations could have important consequences to us, including the following:

●	limitations on our ability to make acquisitions;
●	impaired ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes;
●	reduced funds available for our operations and other purposes, as a larger portion of our cash flow from operations would be dedicated to the payment of principal and interest on our indebtedness; and
●	exposure to the risk of increasing interest rates as certain borrowings are, and will continue to be, at variable rates of interest.

In addition, our loan agreements contain covenants that limit our discretion with respect to business matters, including incurring additional debt, acquisition activity or disposing of assets. Other covenants are financial in nature, including current ratio, fixed charge coverage and leverage ratio calculations. A breach of any of these covenants could result in a default under the applicable agreement. In addition, a default under one agreement could result in a default and acceleration of our repayment obligations under the other agreements under the cross-default provisions in such other agreements.

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

Additionally, our real estate debt generally has a six-year term, after which the debt needs to be renewed or replaced. A decline in the appraised value of real estate or a reduction in the loan-to-value lending ratios for new or renewed real estate loans could result in our inability to renew maturing real estate loans at the debt level existing at maturity, or on terms acceptable to us, requiring us to find replacement lenders or to refinance at lower loan amounts.

As of December 31, 2013, including the effect of interest rate swaps, approximately 84% of our total debt was variable rate. The majority of our variable rate debt is indexed to the one-month LIBOR rate. The current interest rate environment is at historically low levels, and interest rates will likely increase in the future. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

In addition, as we expand, we will need to hire additional managers and other employees. The market for qualified employees in the industry and in the regions in which we operate, particularly for general managers and sales and service personnel, is highly competitive and may subject us to increased labor costs during periods of low unemployment. The loss of the services of key employees or the inability to attract additional qualified managers could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, the lack of qualified managers or other employees employed by potential acquisition candidates may limit our ability to consummate future acquisitions.

The sole voting control of our company is currently held by Sidney B. DeBoer, who may have interests different from our other shareholders. Further, 2.3 million shares of our Class B common stock held by Lithia Holding Company, LLC (“Lithia Holding”) are pledged to secure indebtedness of Lithia Holding. The failure to repay the indebtedness could result in the sale of such shares and the loss of such control, which may violate agreements with certain manufacturers.

Sidney B. DeBoer, our Founder and Executive Chairman, is the sole managing member of Lithia Holdings, which holds all of the outstanding shares of our Class B common stock. A holder of Class B common stock is entitled to ten votes for each share held, while a holder of Class A common stock is entitled to one vote per share held. On most matters, the Class A and Class B common stock vote together as a single class. As of February 21, 2014, Lithia Holding controlled, and Mr. DeBoer had the authority to vote, approximately 52% of the aggregate number of votes eligible to be cast by shareholders for the election of directors and most other shareholder actions. In addition, Mr. DeBoer may prevent a change in control of our Company and make certain transactions more difficult or impossible. The interest of Mr. DeBoer may not always coincide with our interests as a Company or the interest of other shareholders. Accordingly, Mr. DeBoer could cause us to enter into transactions or agreement that other shareholders would not approve or make decisions with which other shareholders may disagree.

Lithia Holding has pledged 2.3 million shares of our Class B common stock to secure a loan from U.S. Bank National Association. If Lithia Holding is unable to repay the loan, the bank could foreclose on the Class B common stock, which would result in the automatic conversion of such shares to Class A common stock and a change in control of our Company. If this change is not consented to by the manufacturers, we would have a technical violation under most of the dealer sales and service agreements held by us. In addition, the market price of our Class A common stock could decline materially if the bank foreclosed on such pledged stock and subsequently sold such stock in the open market.

Risks related to investing in our Class A common stock

Future sales of our Class A common stock in the public market could adversely impact the market price of our Class A common stock.

As of February 21, 2014, we had 2,903,387 shares of Class A common stock reserved for issuance under our equity plans (including our employee stock purchase plan). As of February 21, 2014, a total of 660,815 shares related to outstanding restricted stock, restricted stock units and options (with the options having a weighted average exercise price of $6.53 per share and options to purchase 58,884 shares being exercisable). In addition, we had 2,562,231 shares of Class B common stock outstanding convertible into 2,562,231 shares of Class A common stock.

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

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like ours. These broad market factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. The market price of our Class A common stock, which has experienced large price and volume fluctuations over the last five years, could continue to fluctuate significantly for many reasons, including in response to the risks described herein or for reasons unrelated to our operations, such as:

●	reports by industry analysts;
●	changes in financial estimates by securities analysts or us, or our inability to meet or exceed securities analysts’, investors’ or our own estimates or expectations;
●	actual or anticipated sales of common stock by existing shareholders or us;
●	capital commitments;
●	additions or departures of key personnel;
●	developments in our business or in our industry;
●	a prolonged downturn in our industry;
●	general market conditions, such as interest or foreign exchange rates, commodity and equity prices, availability of credit, asset valuations and volatility;
●	changes in global financial and economic markets;
●	armed conflict, war or terrorism;
●	regulatory changes affecting our industry generally or our business and operations in particular;
●	changes in market valuations of other companies in our industry;
●	the operating and securities price performance of companies that investors consider to be comparable to us; and
●	announcements of strategic developments, acquisitions and other material events by us, our competitors or our suppliers.

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

Historically, our sales have been lower during the first and fourth quarters of each year due to consumer purchasing patterns during the holiday season, inclement weather in certain of our markets and the reduced number of business days during the holiday season. More recently our franchise diversification and cost controls have moderated this seasonality. However, if conditions occur during the second or third quarters that weaken automotive sales, such as severe weather in the geographic areas in which our dealerships operate, war, high fuel costs, depressed economic conditions including unemployment or weakened consumer confidence or similar adverse conditions, our revenues for the year may be disproportionately adversely affected.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

Our stores and other facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, automobile storage lots, parking lots and offices located in the states listed under the caption Overview in Item 1. We believe our facilities are currently adequate for our needs and are in good repair. Some of our facilities do not currently meet manufacturer image or size requirements and we are actively working to find a mutually acceptable outcome in terms of timing and overall cost. We own our corporate headquarters in Medford, Oregon and certain properties used in operations. Certain of these properties are mortgaged. We also lease certain properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases provide us the option to renew the lease for one or more lease extension periods. We also hold certain vacant dealerships and undeveloped land for future expansion.

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

Alaska Consumer Protection Act Claims

In December 2006, a class action suit was filed against us (Jackie Neese, et al vs. Lithia Chrysler Jeep of Anchorage, Inc., et al, Case No. 3AN-06-13341 CI), and in April 2007, a second class action suit (Jackie Neese, et al vs. Lithia Chrysler Jeep of Anchorage, Inc, et al, Case No. 3AN-06-4815 CI) was filed against us, in the Superior Court for the State of Alaska, Third Judicial District at Anchorage. These suits were subsequently consolidated. In the consolidated suit, plaintiffs alleged that we, through our Alaska dealerships, engaged in three practices that purportedly violate Alaska consumer protection laws: (i) charging customers dealer fees and costs (including document preparation fees) not disclosed in the advertised price, (ii) failing to disclose the acquisition, mechanical and accident history of used vehicles or whether the vehicles were originally manufactured for sale in a foreign country, and (iii) engaging in deception, misrepresentation and fraud by providing to customers financing from third parties without disclosing that we receive a fee or discount for placing that loan. The suit sought statutory damages of $500 for each violation or three times plaintiff’s actual damages, whichever was greater, and attorney fees and costs.

In June 2013, the parties agreed to mediate the claims. The mediation resulted in a settlement agreement that received the final approval of the Court on December 11, 2013. Under the settlement agreement, we agreed to reimburse plaintiffs’ legal fees and to pay (i) $450 in the form of cash and vouchers and (ii) $3,000 for each claim representative. As of December 31, 2013, we estimated costs of $6.2 million to settle all claims against us and to pay plaintiffs’ legal fees. The estimated costs are based on our assumptions of the final number of approved claims and a voucher redemption rate. We believe that these estimates are reasonable; however, actual costs could differ materially. We recorded this amount as a component of selling, general and administrative expense in our Consolidated Statements of Operations and, as of December 31, 2013, the amount was included as a component of accrued liabilities in our Consolidated Balance Sheets.

Item 4.   Mine Safety Disclosure

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2012 and 2013:

2012	High	Low
First quarter	$27.51	$20.62
Second quarter	27.99	21.45
Third quarter	34.00	22.08
Fourth quarter	37.80	31.60

2013
First quarter	$47.63	$37.54
Second quarter	57.04	42.03
Third quarter	73.58	53.60
Fourth quarter	74.94	60.45

The number of shareholders of record and approximate number of beneficial holders of Class A common stock as of February 21, 2014 was 784 and 18,421, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company, LLC.

Dividends declared on our Class A and Class B common stock during 2011, 2012 and 2013 were as follows:

Quarter declared:	Dividend amount per share	Total amount of dividend (in thousands)
2011
First quarter	$0.05	$1,316
Second quarter	0.07	1,851
Third quarter	0.07	1,838
Fourth quarter	0.07	1,817
2012
First quarter	$0.07	$1,815
Second quarter	0.10	2,583
Third quarter	0.10	2,545
Fourth quarter(1)	0.20	5,123
2013
First quarter	$-	$-
Second quarter	0.13	3,356
Third quarter	0.13	3,363
Fourth quarter	0.13	3,366

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

Stock Performance Graph

The following line-graph shows the annual percentage change in the cumulative total returns for the past five years on an assumed $100 initial investment and reinvestment of dividends, on (a) Lithia Motors, Inc.’s Class A common stock; (b) the Russell 2000; and (c) an auto peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive and Asbury Automotive Group, the only other comparable publicly traded automobile dealerships in the United States as of December 31, 2013. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the Russell 2000. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base Period	Indexed Returns for the Year Ended
Company/Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Lithia Motors, Inc.	$100.00	$252.15	$445.38	$691.44	$1,206.33	$2,252.63
Auto Peer Group	100.00	206.91	288.14	356.47	443.45	600.45
Russell 2000	100.00	127.09	161.17	154.44	179.75	249.53

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

(In thousands, except per share amounts)	Year Ended December 31,
Consolidated Statements of Operations Data:	2013	2012	2011	2010	2009
Revenues:
New vehicle	$2,256,598	$1,847,603	$1,391,375	$1,020,883	$844,294
Used vehicle retail	1,032,224	833,484	678,571	558,105	455,633
Used vehicle wholesale	158,235	139,237	128,329	103,817	69,845
Finance and insurance	139,007	112,234	84,130	64,217	53,898
Service, body and parts	383,483	347,703	315,958	277,945	271,726
Fleet and other	36,202	36,226	34,383	11,655	2,457
Total revenues	$4,005,749	$3,316,487	$2,632,746	$2,036,622	$1,697,853

Gross Profit:
New vehicle	$151,118	$134,447	$107,150	$83,646	$70,971
Used vehicle retail	150,858	121,721	98,214	78,795	64,167
Used vehicle wholesale	2,711	1,414	597	703	507
Finance and insurance	139,007	112,234	84,130	64,217	53,898
Service, body and parts	185,570	168,070	152,220	133,942	129,242
Fleet and other	1,689	1,414	2,973	1,643	1,232
Total gross profit	$630,953	$539,300	$445,284	$362,946	$320,017

Operating income (1)	$183,518	$148,369	$110,818	$46,470	$34,517

Income from continuing operations before income taxes(1)	$165,788	$128,457	$88,270	$22,212	$11,578

Income from continuing operations(1)	$105,214	$79,395	$55,210	$13,587	$6,606

Basic income per share from continuing operations	$4.08	$3.09	$2.10	$0.52	$0.30
Basic income per share from discontinued operations	0.03	0.04	0.14	0.01	0.12
Basic net income per share	$4.11	$3.13	$2.24	$0.53	$0.42
Shares used in basic per share	25,805	25,696	26,230	26,062	22,037

Diluted income per share from continuing operations	$4.02	$3.03	$2.07	$0.52	$0.30
Diluted income per share from discontinued operations	0.03	0.04	0.14	0.00	0.11
Diluted net income per share	$4.05	$3.07	$2.21	$0.52	$0.41
Shares used in diluted per share	26,191	26,170	26,664	26,729	22,176

Cash dividends declared per common share(2)	$0.39	$0.47	$0.26	$0.15	$-

(In thousands)	As of December 31,
Consolidated Balance Sheets Data:	2013	2012	2011	2010	2009
Working capital	$209,038	$211,905	$191,607	$162,675	$96,886
Inventories	859,019	723,326	506,484	415,228	333,628
Total assets	1,725,121	1,492,702	1,146,133	971,676	895,100
Floor plan notes payable	713,855	581,584	343,940	251,257	216,082
Long-term debt, including current maturities	252,554	295,058	286,874	280,774	265,773
Total stockholders’ equity	534,722	428,101	367,121	320,217	307,038

(1)

Includes $0.1 million, $1.4 million, $15.3 million and $7.9 million of non-cash charges related to asset impairments for the years ended 2012, 2011, 2010 and 2009, respectively. No non-cash charges related to asset impairments or terminated construction projects were recorded in 2013. See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information.

(2)

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

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of February 21, 2014, we offered 28 brands of new vehicles and all brands of used vehicles in 96 stores in the United States and online at Lithia.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

We believe that the fragmented nature of the automotive dealership sector provides us with the opportunity to achieve growth through consolidation. In 2013, the top ten automotive retailers only represented 6% of the stores in the United States. We target mid-sized regional markets for domestic and import franchises and metropolitan markets for luxury franchises. We believe this strategy enables brand exclusivity with minimal competition from other dealerships with the same franchise in the market. Our acquisition strategy has been to acquire dealerships at prices that meet our internal investment targets and, through the application of our centralized operating structure, leverage costs and improve store profitability. We believe our disciplined approach and the current economic environment provides us with attractive acquisition opportunities.

We also believe that we can continue to improve operations at our existing stores. By promoting entrepreneurial leadership within our general and department managers, we strive for continuous improvement to drive sales and capture market share in our local markets. Our goal is to retail an average of 75 used vehicles per store per month and we believe we can make additional improvements in our used vehicle sales performance by offering lower-priced value vehicles and selling brands other than the new vehicle franchise at each location. Our service, body and parts operations provide important repeat business for our stores. We continue to grow this business through increased marketing efforts, competitive pricing on routine maintenance items and diverse commodity product offerings. In 2013, we continued to experience organic growth and profitability through increasing market share and maintaining a lean cost structure.

As sales volume increases and we gain leverage in our cost structure, we anticipate maintaining SG&A as a percentage of gross profit in the upper 60% range. As we focus on maintaining discipline in controlling costs, in 2014 we continue to target retaining, on a same store basis, 50% of each incremental gross profit dollar after deducting SG&A expense.

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

Our most critical accounting estimates include those related to goodwill and franchise value, long-lived assets, deferred tax assets, service contracts and other insurance contracts, and lifetime lube, oil and filter contracts and self-insurance programs. We also have other key accounting policies for valuation of accounts receivable, expense accruals and revenue recognition. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ materially from these estimates.

Goodwill and Franchise Value

We are required to test our goodwill and franchise value for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred. We have determined that we operate as one reporting unit for evaluating goodwill. We have the option to qualitatively or quantitatively assess goodwill for impairment and, in 2013, evaluated our goodwill using a quantitative assessment process. We test goodwill for impairment using the Adjusted Present Value method (“APV”) to estimate the fair value of our reporting unit. Under the APV method, future cash flows are based on recently prepared budget forecasts and business plans and are used to estimate the future economic benefits that the reporting unit will generate. An estimate of the appropriate discount rate is utilized to convert the future economic benefits to their present value equivalent.

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

As of December 31, 2013, we had $49.5 million of goodwill on our balance sheet. The first step of our annual goodwill impairment analysis, which we perform as of October 1 of each year, did not result in an indication of impairment in 2013, 2012 or 2011. The fair value of the reporting unit as of December 31, 2013, using the APV method, was 132% greater than the carrying value at December 31, 2013.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual store basis. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. In 2013, we evaluated our indefinite-lived intangible assets using a quantitative assessment process. We estimate the fair value of our franchise rights primarily using the Multi-Period Excess Earnings (“MPEE”) model. The forecasted cash flows used in the MPEE model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, general operating expenses, and cost of capital. We use primarily internally-developed forecasts and business plans to estimate the future cash flows that each franchise will generate. We have determined that only certain cash flows of the store are directly attributable to the franchise rights. We estimate the appropriate interest rate to discount future cash flows to their present value equivalent taking into consideration factors such as a risk-free rate, a peer group average beta, an equity risk premium and a small stock risk premium.

We also may use a market approach to determine the fair value of our franchise rights. These market data points include our acquisition and divestiture experience and third-party broker estimates.

As of December 31, 2013, we had $71.2 million of franchise value on our balance sheet associated with 57 stores. No individual store accounted for more than 12% of our total franchise value as of December 31, 2013. Our impairment testing of franchise value did not indicate any impairment in 2013, 2012 or 2011.

We are subject to financial statement risk to the extent that our goodwill or franchise rights become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations. Furthermore, if a manufacturer becomes insolvent, we may be required to record a partial or total impairment on the franchise value related to that manufacturer.

See Notes 1 and 5 of Notes to Consolidated Financial Statements for additional information.

Long-Lived Assets

We estimate the depreciable lives of our property and equipment, including leasehold improvements, and review each asset group for impairment when events or circumstances indicate that their carrying amounts may not be recoverable. We determined an asset group is comprised of the long-lived assets used in the operations of an individual store.

We determine a triggering event has occurred by reviewing store forecasted and historical financial performance. An asset group is evaluated for recoverability if it has an operating loss in the current year and two of the prior three years. Additionally, we may judgmentally evaluate an asset group if its financial performance indicates it may not support the carrying amount of the long-lived assets. If a store meets these criteria, we estimate the projected undiscounted cash flows for each asset group based on internally developed forecasts. If the undiscounted cash flows are lower than the carrying value of the asset group, we determine the fair value of the asset group based on additional market data, including recent experience in selling similar assets.

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

In 2012 and 2011, we determined triggering events had occurred associated with certain property held for future development or investment purchases. As a result, we performed impairment testing on those specific long-lived assets and recorded impairments related to long-lived assets of $0.1 million and $1.4 million in 2012 and 2011, respectively. We did not record any impairments related to long-lived assets in 2013.

See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information.

Deferred Tax Assets

As of December 31, 2013, we had deferred tax assets of approximately $64.2 million and deferred tax liabilities of $41.3 million. The principal components of our deferred tax assets are related to goodwill, allowances and accruals, capital loss carryforwards, deferred revenue and cancellation reserves. The principal components of our deferred tax liabilities are related to depreciation on property and equipment and inventories.

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

As of December 31, 2013, we had an $11.1 million valuation allowance against our deferred tax assets. This valuation allowance was mainly associated with losses from the sale of corporate entities. As these amounts are characterized as capital losses, we evaluated the availability of projected capital gains and determined that it would be unlikely these amounts would be fully utilized. If we are unable to meet the projected taxable income levels utilized in our analysis, and depending on the availability of feasible tax planning strategies, we might record an additional valuation allowance on a portion or all of our deferred tax assets in the future.

Service Contracts and Other Insurance Contracts

We receive commissions from the sale of vehicle service contracts and certain other insurance contracts. The contracts are sold through unrelated third parties, but we may be charged back for a portion of the commissions in the event of early termination of the contracts by customers. We sell these contracts on a straight commission basis; in addition, we also participate in future underwriting profit pursuant to retrospective commission arrangements, which are recognized as income upon receipt.

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

At December 31, 2013 and 2012, the reserve for future cancellations totaled $18.2 million and $13.5 million, respectively, and is included in accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets. A 10% increase in expected cancellations would result in an additional reserve of approximately $1.8 million.

Lifetime Lube, Oil and Filter Contracts

We retain the obligation for lifetime lube, oil and filter service contracts sold to our customers and assumed the liability of certain existing lifetime, lube, oil and filter contracts. Payments we receive upon sale of the lifetime oil contracts are deferred and recognized in revenue over the expected life of the service agreement to best match the expected timing of the costs to be incurred to perform the service. We estimate the timing and amount of future costs for claims and cancellations related to our lifetime oil contracts using historical experience rates and estimated future costs.

If our estimates of future costs to perform under the contracts exceed the existing deferred revenue, we would record a reserve for the additional expected cost. The estimate of future costs to perform under the contract are mainly dependent on our estimated number of oil changes to be performed over a vehicle’s life and our assumptions about future costs expected to be incurred. Significant increases to either of these assumptions could have a material adverse impact on our financial position and results of operations.

At December 31, 2013, the deferred revenue related to these self-insured contracts was $50.1 million.

Self-Insurance Programs

We self-insure a portion of our property and casualty insurance, medical insurance and workers’ compensation insurance. We engage third-parties to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims trends associated with these programs. The maximum exposure on any single claim under these programs is $1 million. Although we believe we have sufficient insurance, exposure to uninsured or underinsured losses may result in the recognition of additional charges, which could have a material adverse impact on our financial position and results of operations.

At December 31, 2013 and 2012, we had liabilities associated with these programs of $12.0 million and $12.4 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets.

Results of Continuing Operations

For the year ended December 31, 2013, we reported income from continuing operations, net of tax, of $105.2 million, or $4.02 per diluted share. For the years ended December 31, 2012 and 2011, we reported income from continuing operations, net of tax, of $79.4 million, or $3.03 per diluted share, and $55.2 million, or $2.07 per diluted share, respectively.

Discontinued Operations

The results of operations for stores that have been sold, closed, or are held for sale are presented as discontinued operations in our Consolidated Statements of Operations if they qualify for reclassification under the applicable accounting guidance. As a result, our results from continuing operations are presented on a comparable basis for all periods. We realized income from discontinued operations, net of income tax expense, of $0.8 million, $1.0 million and $3.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. See Notes 1 and 16 of Notes to Consolidated Financial Statements for additional information.

Key Performance Metrics

Certain key performance metrics for revenue and gross profit were as follows for 2013, 2012 and 2011 (dollars in thousands):

2013	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$2,256,598	56.3%	$151,118	6.7%	24.0%
Used vehicle retail	1,032,224	25.8	150,858	14.6	23.9
Used vehicle wholesale	158,235	3.9	2,711	1.7	0.4
Finance and insurance(1)	139,007	3.5	139,007	100.0	22.0
Service, body and parts	383,483	9.6	185,570	48.4	29.4
Fleet and other	36,202	0.9	1,689	4.7	0.3
	$4,005,749	100.0%	$630,953	15.8%	100.0%

2012	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,847,603	55.7%	$134,447	7.3%	24.9%
Used vehicle retail	833,484	25.1	121,721	14.6	22.6
Used vehicle wholesale	139,237	4.2	1,414	1.0	0.3
Finance and insurance(1)	112,234	3.4	112,234	100.0	20.8
Service, body and parts	347,703	10.5	168,070	48.3	31.1
Fleet and other	36,226	1.1	1,414	3.9	0.3
	$3,316,487	100.0%	$539,300	16.3%	100.0%

2011	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,391,375	52.8%	$107,150	7.7%	24.1%
Used vehicle retail	678,571	25.8	98,214	14.5	22.1
Used vehicle wholesale	128,329	4.9	597	0.5	0.1
Finance and insurance(1)	84,130	3.2	84,130	100.0	18.9
Service, body and parts	315,958	12.0	152,220	48.2	34.2
Fleet and other	34,383	1.3	2,973	8.6	0.6
	$2,632,746	100.0%	$445,284	16.9%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to profitably grow our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period, and only includes the months when operations occurred in both periods. For example, a store acquired in August 2012 would be included in same store operating data beginning in September 2013, after its first full complete comparable month of operation. The operating results for the same store comparisons would include results for that store in September through December of each year.

New Vehicle Revenue and Gross Profit

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2013	2012	(Decrease)		(Decrease)
Reported
Revenue	$2,256,598	$1,847,603	$408,995		22.1%
Gross profit	$151,118	$134,447	$16,671		12.4
Gross margin	6.7%	7.3%	(60	)bp(1)

Retail units sold	66,857	55,666	11,191		20.1
Average selling price per retail unit	$33,753	$33,191	$562		1.7
Average gross profit per retail unit	$2,260	$2,415	$(155)		(6.4)

Same store
Revenue	$2,148,126	$1,845,273	$302,853		16.4%
Gross profit	$142,874	$133,878	$8,996		6.7
Gross margin	6.7%	7.3%	(60	)bp(1)

Retail units sold	63,489	55,590	7,899		14.2
Average selling price per retail unit	$33,835	$33,194	$641		1.9
Average gross profit per retail unit	$2,250	$2,408	$(158)		(6.6)

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2012	2011	(Decrease)		(Decrease)
Reported
Revenue	$1,847,603	$1,391,375	$456,228		32.8%
Gross profit	$134,447	$107,150	$27,297		25.5
Gross margin	7.3%	7.7%	(40	)bp(1)

Retail units sold	55,666	42,139	13,527		32.1
Average selling price per retail unit	$33,191	$33,019	$172		0.5
Average gross profit per retail unit	$2,415	$2,543	$(128)		(5.0)

Same store
Revenue	$1,776,896	$1,367,176	$409,720		30.0%
Gross profit	$128,894	$104,960	$23,934		22.8
Gross margin	7.3%	7.7%	(40	)bp(1)

Retail units sold	53,590	41,391	12,199		29.5
Average selling price per retail unit	$33,157	$33,031	$126		0.4
Average gross profit per retail unit	$2,405	$2,536	$(131)		(5.2)

(1) A basis point is equal to 1/100th of one percent.

New vehicle sales improved primarily due to volume growth as year-over-year same store sales volume increased 14.2% in 2013 compared to 2012. This growth was in addition to the 29.5% year-over-year same store sales volume increase experienced in 2012 compared to 2011. Our domestic brand same store unit sales grew 11.8% in 2013 compared to 2012. Same store unit sales for import and luxury brands grew 17.5% and 15.0%, respectively, in 2013 compared to 2012. We continue to focus on increasing our share of overall new vehicle sales within our markets.

Nationally, the number of new vehicles sold in the U.S. in 2013 grew approximately 8% over 2012. Recovery in some of our specific markets behaved differently than the national average. Certain of our markets saw an increase in local market sales volumes exceeding the national average, while others continued to lag behind the national average. As of the end of 2013, we believe approximately half of our markets continue to be below the pre-recessionary vehicle registration levels experienced in 2006.

New vehicle gross profit dollars increased 12.4% in 2013 compared to 2012. On a same store basis, gross profit increased 6.7% in 2013 compared to 2012. These increases were due to a greater number of vehicles sold, offset by lower gross profit per unit and lower gross margin.

We focus on gross profit dollars earned per unit, not a gross margin percentage. On a same store basis, the average gross profit per new retail unit decreased $158 in 2013 compared to 2012. This decrease was primarily due to the strategic decision to increase market share through lower pricing. Additionally, certain manufacturer incentives are tied to increases in units sold per store, and, given consecutive years of significant unit sales increases, these objectives have been more difficult to achieve in 2013 than in prior years, resulting in lower total incentive dollars earned.

We believe increasing new unit sales creates additional used vehicle trade-in opportunities, finance and insurance sales and future service work. We believe the incremental business generated in future periods will more than offset the lower new vehicle gross profit per unit that has occurred with the pursuit of our volume-based strategy.

New vehicle sales improved throughout 2012 compared to 2011 mainly due to an overall market recovery. Additionally, we increased our share of vehicle sales in several of our markets in 2012.

Used Vehicle Retail Revenue and Gross Profit

	Year Ended December 31,
(Dollars in thousands, except per unit amounts)	2013	2012	Increase		% Increase
Reported
Retail revenue	$1,032,224	$833,484	$198,740		23.8%
Retail gross profit	$150,858	$121,721	$29,137		23.9
Retail gross margin	14.6%	14.6%	-

Retail units sold	57,061	47,965	9,096		19.0
Average selling price per retail unit	$18,090	$17,377	$713		4.1
Average gross profit per retail unit	$2,644	$2,538	$106		4.2

Same store
Retail revenue	$981,536	$830,435	$151,101		18.2%
Retail gross profit	$144,376	$121,446	$22,930		18.9
Retail gross margin	14.7%	14.6%	10	bp

Retail units sold	54,334	47,782	6,552		13.7
Average selling price per retail unit	$18,065	$17,380	$685		3.9
Average gross profit per retail unit	$2,657	$2,542	$115		4.5

	Year Ended December 31,
(Dollars in thousands, except per unit amounts)	2012	2011	Increase		% Increase
Reported
Retail revenue	$833,484	$678,571	$154,913		22.8%
Retail gross profit	$121,721	$98,214	$23,507		23.9
Retail gross margin	14.6%	14.5%	10	bp

Retail units sold	47,965	39,436	8,529		21.6
Average selling price per retail unit	$17,377	$17,207	$170		1.0
Average gross profit per retail unit	$2,538	$2,490	$48		1.9

Same store
Retail revenue	$802,169	$664,292	$137,877		20.8%
Retail gross profit	$117,817	$96,126	$21,691		22.6
Retail gross margin	14.7%	14.5%	20	bp

Retail units sold	46,179	38,628	7,551		19.5
Average selling price per retail unit	$17,371	$17,197	$174		1.0
Average gross profit per retail unit	$2,551	$2,489	$62		2.5

Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. Additionally, our volume-based strategy for new vehicle sales increases the organic opportunity to convert vehicles acquired via trade to retail used vehicle sales.

In 2013, sales increased in all three categories of used vehicles compared to 2012:

●	Same store unit sales for manufacturer certified pre-owned used vehicles increased 29.6%.
●	Same store unit sales for the late model, lower mileage vehicle category increased 6.6%.
●	Same store unit sales for the value auto category increased 18.1%.

On average, in 2013 each of our stores sold 53 retail used vehicle units per month. This compares to 46 retail used vehicle units per store per month in 2012. We continue to target increasing sales to 75 units per store per month.

Used retail vehicle gross profit dollars increased 23.9% in 2013 compared to 2012. On a same store basis, gross profit increased 18.9% in 2013 compared to 2012. These increases were related to both volume growth and increases in the average gross profit per unit sold. Similar to new vehicle sales, we focus on gross profit dollars earned per unit, not on gross margin percentage, in evaluating our sales performance.

Used vehicle retail unit sales increased in 2012 compared to 2011 as we increased our volume of sales. We experienced growth in all three categories of used vehicle retail sales, especially in our value auto category which experienced a same store unit sales increase of 36.9% in 2012 compared to 2011.

Used Vehicle Wholesale Revenue and Gross Profit

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2013	2012	(Decrease)		(Decrease)
Reported
Wholesale revenue	$158,235	$139,237	$18,998		13.6%
Wholesale gross profit	$2,711	$1,414	$1,297		91.7
Wholesale gross margin	1.7%	1.0%	70	bp

Wholesale units sold	22,086	19,144	2,942		15.4
Average selling price per wholesale unit	$7,164	$7,273	$(109)		(1.5)
Average gross profit per retail unit	$123	$74	$49		66.2

Same store
Wholesale revenue	$149,878	$138,623	$11,255		8.1%
Wholesale gross profit	$2,754	$1,386	$1,368		98.7
Wholesale gross margin	1.8%	1.0%	80	bp

Wholesale units sold	21,023	19,052	1,971		10.3
Average selling price per wholesale unit	$7,129	$7,276	$(147)		(2.0)
Average gross profit per retail unit	$131	$73	$58		79.5

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2012	2011	(Decrease)		(Decrease)
Reported
Wholesale revenue	$139,237	$128,329	$10,908		8.5%
Wholesale gross profit	$1,414	$597	$817		136.9
Wholesale gross margin	1.0%	0.5%	50	bp

Wholesale units sold	19,144	16,085	3,059		19.0
Average selling price per wholesale unit	$7,273	$7,978	$(705)		(8.8)
Average gross profit per retail unit	$74	$37	$37		100.0

Same store
Wholesale revenue	$132,722	$123,046	$9,676		7.9%
Wholesale gross profit	$1,320	$635	$685		107.9
Wholesale gross margin	1.0%	0.5%	50	bp

Wholesale units sold	18,383	15,613	2,770		17.7
Average selling price per wholesale unit	$7,220	$7,881	$(661)		(8.4)
Average gross profit per retail unit	$72	$41	$31		75.6

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit. We generated wholesale gross profit of $2.7 million, $1.4 million and $0.6 million in 2013, 2012 and 2011, respectively.

Finance and Insurance

	Year Ended December 31,			%
(Dollars in thousands, except per unit amounts)	2013	2012	Increase	Increase
Reported
Revenue	$139,007	$112,234	$26,773	23.9%
Average finance and insurance per retail unit	$1,122	$1,083	$39	3.6%

Same store
Revenue	$131,960	$110,254	$21,706	19.7%
Average finance and insurance per retail unit	$1,120	$1,067	$53	5.0%
	Year Ended December 31,			%
(Dollars in thousands, except per unit amounts)	2012	2011	Increase	Increase
Reported
Revenue	$112,234	$84,130	$28,104	33.4%
Average finance and insurance per retail unit	$1,083	$1,031	$52	5.0%

Same store
Revenue	$107,376	$81,055	$26,321	32.5%
Average finance and insurance per retail unit	$1,076	$1,013	$63	6.2%

The increases in finance and insurance sales in 2013 compared to 2012 were driven by increased vehicle sales volume. We increased our penetration rate on arranging financing for our customers and the sale of extended service contracts and lifetime lube, oil and filter contracts. As a result, our average revenue per unit increased. We continued to see the availability of consumer credit expand through 2013 with lenders increasing the average loan-to-value amount available to most customers.

The growth experienced in finance and insurance sales in 2012 compared to 2011 was due to increased volume in retail vehicle sales. Our average revenue per unit increased in 2012 compared to 2011 mainly due to the expansion of consumer credit as we were able to arrange financing for more of our customers.

Penetration rates for certain products were as follows:

	2013	2012	2011
Finance and insurance	78%	76%	72%
Service contracts	42	41	41
Lifetime lube, oil and filter contracts	36	35	36

Service, Body and Parts Revenue and Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2013	2012	Increase		% Increase
Reported
Customer pay	$214,173	$196,077	$18,096		9.2%
Warranty	62,580	52,713	9,867		18.7
Wholesale parts	70,655	64,139	6,516		10.2
Body shop	36,075	34,774	1,301		3.7
Total service, body and parts	$383,483	$347,703	$35,780		10.3%

Service, body and parts gross profit	$185,570	$168,070	$17,500		10.4%
Service, body and parts gross margin	48.4%	48.3%	10	bp

Same store
Customer pay	$205,463	$195,262	$10,201		5.2%
Warranty	59,746	52,437	7,309		13.9
Wholesale parts	68,505	63,934	4,571		7.1
Body shop	36,075	34,769	1,306		3.8
Total service, body and parts	$369,789	$346,402	$23,387		6.8%

Service, body and parts gross profit	$175,667	$164,072	$11,595		7.1%
Service, body and parts gross margin	47.5%	47.4%	10	bp

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands)	2012	2011	(Decrease)		(Decrease)
Reported
Customer pay	$196,077	$176,879	$19,198		10.9%
Warranty	52,713	52,041	672		1.3
Wholesale parts	64,139	56,826	7,313		12.9
Body shop	34,774	30,212	4,562		15.1
Total service, body and parts	$347,703	$315,958	$31,745		10.0%

Service, body and parts gross profit	$168,070	$152,220	$15,850		10.4%
Service, body and parts gross margin	48.3%	48.2%	10	bp

Same store
Customer pay	$185,047	$173,074	$11,973		6.9%
Warranty	49,056	50,408	(1,352)		(2.7)
Wholesale parts	60,931	56,111	4,820		8.6
Body shop	34,769	30,212	4,557		15.1
Total service, body and parts	$329,803	$309,805	$19,998		6.5%

Service, body and parts gross profit	$155,813	$146,827	$8,986		6.1%
Service, body and parts gross margin	47.2%	47.4%	(20	)bp

Our service, body and parts sales grew in all areas in 2013 compared to 2012 and in 2012 compared to 2011. We focus on retaining customers by offering competitively priced routine maintenance and increasing our marketing efforts. We increased our same store customer pay business 5.2% in 2013 compared to 2012 and 6.9% in 2012 compared to 2011.

In 2013 compared to 2012, same store warranty sales increased 13.9%. This increase is due to the increased vehicles in operation as vehicle sales volumes have increased from 2010 to 2013. Additionally, certain franchises provide routine maintenance, such as oil changes, for two to four years after a vehicle is sold, which provides for future work. Domestic brand warranty work increased by 4.8%, while import and luxury warranty work increased by 25.7% and 18.3%, respectively, in 2013 compared to 2012. Import and luxury warranty work also increased due to recent recalls on certain models in 2013.

Wholesale parts represented 18.5% of our same store service, body and parts revenue mix in 2013 and 2012. Wholesale parts grew 7.1% on a same store basis in 2013 compared to 2012.

Body shop represented 9.8% of our same store service, body and parts revenue mix in 2013 compared to 10.0% in 2012. Body shop grew 3.8% in 2013 compared to 2012.

Service, body and parts gross profit increased 10.4% in 2013 compared to 2012, in line with our revenue growth. Our gross margins were consistent in 2013 compared to 2012 as margin pressures in our body shop sales were outpaced by the growth in our warranty sales.

Sales in service, body and parts revenue grew 10.0% in 2012 compared to 2011. This growth was mainly experienced in customer pay, wholesale parts and body shop sales as increased vehicle sales volumes have resulted in more vehicles in operations.

Asset Impairment Charges

Asset impairments recorded as a component of continuing operations consist of the following (in thousands):

Year Ended December 31,	2013	2012	2011
Asset Impairments
Long-lived assets	$-	$115	$1,376

During 2012 and 2011, we recorded impairment charges associated with certain properties. As the expected future use of these facilities changed, the long-lived assets were tested for recoverability. As a result, we determined the carrying value exceeded the fair value of these properties and asset impairment charges were recorded. We did not record impairment charges in 2013.

See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information.

Selling, General and Administrative Expense (“SG&A”)

SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2013	2012	(Decrease)	(Decrease)
Personnel	$278,497	$243,249	$35,248	14.5%
Advertising	39,598	31,913	7,685	24.1
Rent	13,962	15,162	(1,200)	(7.9)
Facility costs	24,443	24,172	271	1.1
Other	70,900	59,192	11,708	19.8
Total SG&A	$427,400	$373,688	$53,712	14.4

	Year Ended December 31,		Increase
As a % of gross profit	2013	2012	(Decrease)
Personnel	44.1%	45.1%	(100	)bps
Advertising	6.3	5.9	40
Rent	2.2	2.8	(60)
Facility costs	3.9	4.5	(60)
Other	11.2	11.0	20
Total SG&A	67.7%	69.3%	(160	)bps

	Year Ended December 31,			%
(Dollars in thousands)	2012	2011	Increase	Increase
Personnel	$243,249	$210,996	$32,253	15.3%
Advertising	31,913	23,875	8,038	33.7
Rent	15,162	13,256	1,906	14.4
Facility costs	24,172	17,260	6,912	40.0
Other	59,192	51,276	7,916	15.4
Total SG&A	$373,688	$316,663	$57,025	18.0

	Year Ended December 31,		Increase
As a % of gross profit	2012	2011	(Decrease)
Personnel	45.1%	47.4%	(230	)bps
Advertising	5.9	5.4	50
Rent	2.8	3.0	(20)
Facility costs	4.5	3.8	70
Other	11.0	11.5	(50)
Total SG&A	69.3%	71.1%	(180	)bps

SG&A expense increased $53.7 million in 2013 compared to 2012. These increases were primarily driven by increased variable costs associated with improved sales and increases in advertising as we focused on gaining market share. Additionally, in 2013, we recorded a $6.2 million expense in other associated with a non-core legal reserve related to the settlement of a claim filed in 2006. This was offset by a $2.5 million non-core gain on the sale of property, which was recorded as a component of facility costs.

In 2012, SG&A expense increased $57.0 million as variable costs increased associated with sales growth. These increases in cost were offset by a continued focus on maintaining fixed costs. Additionally, we recorded a non-core gain of $6.9 million on the sale of property as a component of facility costs in 2011.

SG&A as a percentage of gross profit was 67.7% in 2013 compared to 69.3% in 2012 and 71.1% in 2011. Excluding the non-core legal reserve and gain on the sale of property in 2013 and the gain on the sale of property in 2011, SG&A expense as a percentage of gross profit was 67.2% in 2013 compared to 69.4% in 2012 and 72.5% in 2011. See “Non-GAAP Reconciliations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details. As sales volume increases and we further leverage our cost structure, we anticipate maintaining SG&A as a percentage of gross profit in the upper 60% range in 2014.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A expense.

	Year Ended December 31,			% of Change in
(Dollars in thousands)	2013	2012	Change	Gross Profit
Gross profit	$630,953	$539,300	$91,653	100.0%
SG&A expense	(427,400)	(373,688)	(53,712)	(58.6)
Throughput contribution			$37,941	41.4%

	Year Ended December 31,			% of Change in
(Dollars in thousands)	2012	2011	Change	Gross Profit
Gross profit	$539,300	$445,284	$94,016	100.0%
SG&A expense	(373,688)	(316,663)	(57,025)	(60.7)
Throughput contribution			$36,991	39.3%

Throughput contributions for newly opened or acquired stores reduce overall throughput as in the first year of operation, a store’s throughput is equal to the inverse of their SG&A as a percentage of gross profit. For example, a store which achieves SG&A as a percentage of gross profit of 70% will have throughput of 30% in the first year of operation.

We acquired six stores and opened one new store in 2013 and acquired four stores and opened two new stores in 2012. Adjusting for these locations and the non-core adjustments discussed above, our throughput contribution on a same store basis was 51.4% for the year ended December 31, 2013 compared to 2012. Our throughput contribution on a same store basis for 2012 compared to 2011 was 51.2%. We continue to target a same store throughput contribution of approximately 50%.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Year Ended December 31,			%
(Dollars in thousands)	2013	2012	Increase	Increase
Depreciation and amortization	$20,035	$17,128	$2,907	17.0%

	Year Ended December 31,			%
(Dollars in thousands)	2012	2011	Increase	Increase
Depreciation and amortization	$17,128	$16,427	$701	4.3%

Depreciation and amortization increased $2.9 million in 2013 compared to 2012, and $0.7 million in 2012 compared to 2011, as we purchased previously leased facilities, built new facilities subsequent to the acquisition of stores and invested in improvements at our facilities and replacement of equipment. These investments increase the amount of depreciable assets and amortizable expenses.

Operating Income

Operating income was 4.6%, 4.5% and 4.2% of revenue, respectively, in 2013, 2012 and 2011. The increases in 2013 compared to 2012, and 2012 compared to 2011 were primarily due to improved sales and continued cost control.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense decreased $0.4 million in 2013 compared to 2012. Changes in the average outstanding balances on our floor plan facilities increased the expense $2.6 million, changes in the interest rates on our floor plan facilities decreased the expense $0.7 million and the maturity of three interest rate swaps decreased the expense $2.3 million.

Floor plan interest expense increased $2.5 million in 2012 compared to 2011. Changes in the average outstanding balances on our floor plan facilities increased the expense $3.5 million and changes in the interest rates on our floor plan facilities decreased the expense $1.8 million during 2012 compared to 2011. Ineffectiveness from hedging interest rate swaps increased the expense $0.8 million.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Year Ended December 31,			%
(Dollars in thousands)	2013	2012	Increase (Decrease)	Increase (Decrease)
Floor plan interest expense (new vehicles)	$12,373	$12,816	$(443)	(3.5)%
Floor plan assistance (included as an offset to cost of sales)	(20,967)	(16,633)	4,334	26.1
Net new vehicle carrying costs (benefit)	$(8,594)	$(3,817)	$4,777	125.2%

	Year Ended December 31,			%
(Dollars in thousands)	2012	2011	Increase	Increase
Floor plan interest expense (new vehicles)	$12,816	$10,364	$2,452	23.7%
Floor plan assistance (included as an offset to cost of sales)	(16,633)	(12,582)	4,051	32.2
Net new vehicle carrying costs (benefit)	$(3,817)	$(2,218)	$1,599	72.1%

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages and our used vehicle inventory financing facility and our revolving line of credit.

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2013	2012	(Decrease)	(Decrease)
Mortgage interest	$6,519	$8,148	$(1,629)	(20.0)%
Other interest	1,916	1,767	149	8.4
Capitalized interest	(85)	(294)	(209)	(71.1)
Total other interest expense	$8,350	$9,621	$(1,271)	(13.2)%

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2012	2011	(Decrease)	(Decrease)
Mortgage interest	$8,148	$11,395	$(3,247)	(28.5)%
Other interest	1,767	1,646	121	7.4
Capitalized interest	(294)	(163)	131	80.4
Total other interest expense	$9,621	$12,878	$(3,257)	(25.3)%

For 2013 compared to 2012, other interest decreased $1.3 million primarily due to net mortgage reductions of $28.1 million in 2013. In addition, we refinanced mortgages at lower interest rates, which lowered interest expense. Total other interest expense also decreased due to lower volumes of borrowing on our credit facility.

Other interest expense decreased $3.3 million in 2012 compared to 2011 primarily due to the retirement of approximately $36.4 million in mortgages mainly in the first half of 2012. We also refinanced mortgages resulting in reduced interest rates. We had $42.3 million in mortgage issuances, mainly occurring in the fourth quarter of 2012, which had minimal impact on interest expense for the full year. This decrease related to mortgage interest was offset by higher volumes of borrowing on our credit facility.

Other Income, net

Other income, net primarily includes interest income and, beginning in 2012, the gains related to an equity investment. Other income, net was $3.0 million, $2.5 million and $0.7 million for 2013, 2012 and 2011, respectively.

Income Tax Expense

Our effective income tax rate was 36.5% in 2013, 38.2% in 2012 and 37.5% in 2011. Our federal income tax rate is 35.0% and our state income tax rate is currently 3.4%, which varies with the mix of states where our stores are located. In 2013, we experienced beneficial tax treatment associated with certain state tax credits, capital gains as well as tax benefits associated with the American Taxpayer Relief Act of 2012 enacted at the beginning of 2013. We also have certain non-deductible expenses and other adjustments that impact our effective rate. Excluding the non-core tax attributes associated with the treatment of our capital gains and adjusting for other non-core items, our effective income tax rate was 38.2% in 2013. See “Non-GAAP Reconciliations” for more details.

Non-GAAP Reconciliations

We believe each of the non-GAAP financial measures below improves the transparency of our disclosures, provides a meaningful presentation of our results from the core business operations because they exclude adjustments for items not related to our ongoing core business operations and other non-cash adjustments, and improves the period-to-period comparability of our results from the core business operations. Our management uses these measures in conjunction with GAAP financial measures to assess our business, including our compliance with covenants in our credit facility and in communications with our board of directors concerning financial performance. These measures should not be considered an alternative to GAAP measures.

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (dollars in thousands, except per share amounts):

	Year Ended December 31, 2013
	As reported	Disposal Gain	Reserve adjustments	Tax attribute	Adjusted
Selling, general and administrative	$427,400	$2,531	(6,153)	$-	$423,778

Operating income	$183,518	$(2,531)	6,153	$-	$187,140

Income from continuing operations before income taxes	$165,788	$(2,531)	6,153	$-	$169,410
Income tax provision	(60,574)	968	(2,353)	(2,832)	(64,791)
Income from continuing operations, net of income tax	$105,214	$(1,563)	3,800	$(2,832)	$104,619

Diluted income per share from continuing operations	$4.02	$(0.06)	0.14	$(0.11)	$3.99
Diluted income per share from discontinued operations	0.03	-	-	-	0.03
Diluted net income per share	$4.05	$(0.06)	$0.14	$(0.11)	$4.02

Diluted share count	26,191

	Year Ended December 31, 2012
	As reported	Asset impairment and disposal gain	Equity investment	Tax attribute	Adjusted
Asset impairments	$115	$(115)	$-	$-	$-
Selling, general and administrative	$373,688	$739	$-	$-	$374,427

Income from operations	$148,369	$(624)	$-	$-	$147,745

Other income, net	$2,525	$-	$(244)	$-	$2,281

Income from continuing operations before income taxes	$128,457	$(624)	$(244)	$-	$127,589
Income tax provision	(49,062)	244	95	(1,440)	(50,163)
Income from continuing operations, net of income tax	$79,395	$(380)	$(149)	$(1,440)	$77,426
Income from discontinued operations, net of income tax	967	(172)	-	-	795
Net income	$80,362	$(552)	$(149)	$(1,440)	$78,221

Diluted income per share from continuing operations	$3.03	$(0.01)	$(0.01)	$(0.05)	$2.96
Diluted income per share from discontinued operations	0.04	(0.01)	-	-	0.03
Diluted net income per share	$3.07	$(0.02)	$(0.01)	$(0.05)	$2.99

Diluted share count	26,170

	Year Ended December 31, 2011
	As reported	Asset impairment and disposal gain	Reserve adjustments	Adjusted
Cost of Sales – service, body and parts	$163,738	$-	$(950)	$162,788
Gross Profit	$445,284	$-	$950	$446,234

Asset impairments	$1,376	$(1,376)	$-	$-

Selling, general and administrative	$316,663	$6,881	$-	$323,544
Income from operations	$110,818	$(5,505)	$950	$106,263

Income from continuing operations before income taxes	$88,270	$(5,505)	$950	$83,715
Income tax provision	(33,060)	1,724	(360)	(31,696)
Income from continuing operations, net of income tax	$55,210	$(3,781)	$590	$52,019
Income from discontinued operations, net of income tax	3,650	(2,616)	-	1,034
Net income	$58,860	$(6,397)	$590	$53,053

Diluted income per share from continuing operations	$2.07	$(0.14)	$0.02	$1.95
Diluted income per share from discontinued operations	0.14	(0.10)	-	0.04
Diluted net income per share	$2.21	$(0.24)	$0.02	$1.99
Diluted share count	26,664

Liquidity and Capital Resources

We manage our liquidity and capital resources to be able to fund our operating, investing and financing activities. We rely primarily on cash flows from operations and borrowings under our credit agreements as the main sources for liquidity. We use those funds to invest in capital expenditures, increase working capital and fulfill contractual obligations. Funds available for reinvestment in our business are used for acquisitions as well as management of our capital structure through debt retirement, cash dividends and share repurchases.

Available Sources

Below is a summary of our immediately available funds (in thousands):

	As of December 31,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Cash and cash equivalents	$23,686	$42,839	$(19,153)	(44.7)%
Available credit on the Credit Facility	159,596	120,536	39,060	32.4
Total current available funds	$183,282	$163,375	$19,907	12.2%
Estimated funds from unfinanced real estate	135,749	76,589	59,160
Total estimated available funds	$319,031	$239,964	$79,067

Our cash flows generated by operating activities and our credit facility are our most significant sources of liquidity. We have a $1.0 billion revolving syndicated credit facility which matures in December 2018. This facility provides new vehicle inventory floor plan financing, used vehicle inventory financing and a revolving line of credit for general corporate purposes.

We also have the ability to raise funds through mortgaging real estate. As of December 31, 2013, our unencumbered owned operating real estate had a book value of $181.0 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $135.8 million at December 31, 2013; however, no assurances can be provided that the appraised value of this property will match or exceed its book value or that this capital source will be available on terms acceptable to us.

In addition to the above sources of liquidity, potential sources include the placement of subordinated debentures or loans, the sale of equity securities and the sale of store sales or other asset. We evaluate all of these options and may select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Information about our cash flows, by category, are presented in our Consolidated Statement of Cash Flows. The following table summarizes our cash flows for the twelve months ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Net cash provided by (used in) operating activities	$32,059	$(212,476)	$(766)
Net cash used in investing activities	(130,322)	(98,997)	(39,422)
Net cash provided by financing activities	79,110	333,461	51,733

Operating Activities

Below is summary of our cash flow from operating activities:

	Year Ended December 31,		Increase
(Dollars in thousands)	2013	2012	(Decrease)
Net cash provided by (used in) operating activity – as reported	$32,059	$(212,476)	$244,535
Add: Net borrowings on floor plan notes payable, non-trade	128,636	348,477	(219,841)
Net cash provided by operating activity – adjusted	160,695	136,001	24,694

	Year Ended December 31,		Increase
(Dollars in thousands)	2012	2011	(Decrease)
Net cash used in operating activity – as reported	$(212,476)	$(766)	$(211,710)
Add: Net borrowings on floor plan notes payable, non-trade	348,477	63,145	285,332
Net cash provided by operating activity - adjusted	136,001	62,379	73,622

Cash provided by operating activities for 2013 compared to 2012 increased $244.5 million. Borrowings from and repayments to our syndicated lending group related to our new vehicle inventory floor plan financing are presented as financing activity. To better understand the impact of changes in inventory and the associated financing, we also consider our net cash provided by operating activities adjusted to include cash activity associated with our new vehicle credit facility. Adjusted net cash provided by operating activities increased $24.7 million in 2013 compared to 2012. This increase was primarily driven by increased net income as well as growth in our accrued liabilities and deferred revenues.

Inventories are the most significant component of our cash flow from operations. Net cash used associated with inventory decreased $123.5 million in 2013 compared to 2012 and increased $152.2 million in 2012 compared to 2011. As of December 31, 2013, our new vehicle days supply was 74, or 2 days lower than our days supply as of December 31, 2012. Our days supply of used vehicles was 63 days as of December 31, 2013, or 7 days higher than our days supply as of December 31, 2012. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities

Below are highlights of significant activity related to our cash flows from investing activities:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	Increase (Decrease)
Capital expenditures	$(50,025)	$(64,584)	$(14,559)
Cash paid for acquisitions, net of cash acquired	(81,105)	(44,716)	36,389

	Year Ended December 31,
(Dollars in thousands)	2012	2011	Increase (Decrease)
Capital expenditures	$(64,584)	$(31,673)	$32,911
Cash paid for acquisitions, net of cash acquired	(44,716)	(60,485)	(15,769)

Capital expenditures

Capital expenditures were $50.0 million, $64.6 million and $31.7 million for 2013, 2012 and 2011, respectively. Capital expenditures in 2013 were associated with capital improvements at recently acquired stores, purchases of land for expansion of existing stores, image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment. The increase in capital expenditures in 2012 compared to 2011 was mainly related to the building of facilities for an awarded open point, the purchase of previously leased facilities, image improvements and the construction of, and relocation to, a new headquarters building.

Many manufacturers provide assistance in the form of additional vehicle incentives if facilities meet image standards and requirements. Certain facility upgrades and remodels will generate additional manufacturer incentive payments. We expect a portion of our future capital expenditures to be associated with facility upgrades at recently completed acquisitions. This additional capital investment is contemplated in our initial evaluation of the investment return metrics applied to each acquisition and is usually associated with manufacturer image standards and requirements.

Acquisitions

We acquired six stores, one franchise and one stand-alone body shop in 2013. The combined estimated steady-state annual revenues for these acquisitions are $150 million. In 2012 we acquired four stores. These acquisitions diversify our brand and geographic mix as we continue to evaluate our portfolio to minimize exposure to any one manufacturer and achieve financial returns.

We focus on purchasing underperforming stores and use common systems and measurements to improve their financial results. Our investment metrics for acquisitions are as follows:

●	a 75-100% after tax return on equity after five years
●	an investment in economic value of three to five times earnings before interest, taxes, depreciation and amortization (EBITDA)
●	an equity investment of 10%-20% of revenues.

Financing Activities

Below are highlights of significant activity related to our cash flows from financing activities:

	Year Ended December 31,
(Dollars in thousands)	2013	2012	(Decrease)
Net borrowings (repayments) on lines of credit	$(14,355)	$12,354	$(26,709)
Principal payments on long-term debt, unscheduled	(25,770)	(40,765)	(14,995)
Proceeds from the issuance of long-term debt	4,720	42,333	(37,613)
Repurchases of common stock	(7,903)	(23,279)	(15,376)
Dividends paid	(10,085)	(12,066)	(1,981)

	Year Ended December 31,		Increase
(Dollars in thousands)	2012	2011	(Decrease)
Net borrowings on lines of credit	$12,354	$47,000	$(34,646)
Principal payments on long-term debt, unscheduled	(40,765)	(55,666)	(14,901)
Proceeds from the issuance of long-term debt	42,333	25,674	16,659
Repurchases of common stock	(23,279)	(13,568)	9,711
Dividends paid	(12,066)	(6,822)	5,244

Borrowing and Repayment Activity

During 2013, we had a net repayment of $14.4 million associated with our used vehicle financing facility and our revolving line of credit. Additionally, we strategically paid off $25.8 million in outstanding mortgages and had proceeds from mortgage financing of $4.7 million. This activity extends our near-term maturities and reduces our interest expense.

We continue to deleverage our balance sheet, which provides us with liquidity for future reinvestment into our business as accretive opportunities arise. As of December 31, 2013 our debt to total capital, excluding floor plan notes payable, was 32.0% compared to 40.8% for the same period a year ago.

Equity Transactions

Under the share repurchase program authorized by our Board of Directors and repurchases associated with stock compensation activity, we repurchased 187,621 shares of common stock at an average price of $42.12 per share in 2013. As of December 31, 2013, we have 1,726,953 shares available for repurchase under the plan. The plan does not have an expiration date and we may continue to repurchase shared from time to time as conditions warrant.

For the period January 1, 2013 through December 31, 2013, we declared and paid dividends on our Class A and Class B Common Stock as follows:

Dividend paid:	Dividend amount per share		Total amount of dividend (in thousands)
March 2013	$	*	$	*
May 2013		0.13		3,356
August 2013		0.13		3,363
November 2013		0.13		3,366

* A dividend payment of $0.10 per share was declared and paid in December 2012 in lieu of the dividend typically declared and paid in March of the following year.

Management evaluates performance and makes a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2013, was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2014	2015 and 2016	2017 and 2018	2019 and beyond
New vehicle floor plan commitment(1)	$695,066	$695,066	$-	$-	$-
Floor plan notes payable(1)	18,789	18,789	-	-	-
Used vehicle inventory financing facility	85,000	-	-	85,000	-
Revolving line of credit	-	-	-	-	-
Liabilities related to assets held for sale	6,271	6,271	-	-	-
Real estate debt, including interest	197,444	12,844	49,116	38,601	96,883
Other debt, including capital leases and interest	3,647	268	485	369	2,525
Charge-backs on various contracts	18,182	10,223	7,252	685	22
Operating leases(2)	135,542	17,458	29,979	23,582	64,523
Fixed rate payments on interest rate swaps	3,426	1,416	2,010	-	-
	$1,163,367	$762,335	$88,842	$148,237	$163,953

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

Selected Consolidated Quarterly Financial Data

The following tables set forth our unaudited quarterly financial data(1) (2).

2013 (in thousands, except per share data )	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle	$493,441	$569,487	$604,135	$589,535
Used vehicle retail	239,228	258,465	280,734	253,797
Used vehicle wholesale	39,506	37,691	43,396	37,642
Finance and insurance	31,663	34,218	37,132	35,994
Service, body and parts	90,440	94,462	97,784	100,797
Fleet and other	8,802	14,182	6,109	7,109
Total revenues	903,080	1,008,505	1,069,290	1,024,874
Cost of sales	756,642	848,672	903,901	865,581
Gross profit	146,438	159,833	165,389	159,293
Selling, general and administrative	101,131	109,283	108,570	108,416
Depreciation and amortization	4,721	4,899	5,099	5,316
Operating income	40,586	45,651	51,720	45,561
Floor plan interest expense	(3,449)	(3,036)	(2,909)	(2,979)
Other interest expense	(2,361)	(1,941)	(1,933)	(2,115)
Other, net	801	584	835	773
Income from continuing operations before income taxes	35,577	41,258	47,713	41,240
Income tax provision	(13,695)	(15,977)	(16,822)	(14,080)
Income before discontinued operations	21,882	25,281	30,891	27,160
Discontinued operations, net of tax	173	274	127	212
Net income	$22,055	$25,555	$31,018	$27,372

Basic income per share from continuing operations	$0.85	$0.98	$1.20	$1.05
Basic income per share from discontinued operations	0.01	0.01	-	0.01
Basic net income per share	$0.86	$0.99	$1.20	$1.06

Diluted income per share from continuing operations	$0.84	$0.97	$1.18	$1.03
Diluted income per share from discontinued operations	0.01	0.01	-	0.01
Diluted net income per share	$0.85	$0.98	$1.18	$1.04

2012 (in thousands, except per share data )	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle	$392,946	$455,939	$491,847	$506,871
Used vehicle retail	190,619	207,341	227,157	208,367
Used vehicle wholesale	33,357	35,106	35,006	35,768
Finance and insurance	24,877	27,183	30,930	29,244
Service, body and parts	83,544	85,456	89,038	89,665
Fleet and other	12,903	11,317	4,548	7,458
Total revenues	738,246	822,342	878,526	877,373
Cost of sales	613,912	688,246	736,016	739,013
Gross profit	124,334	134,096	142,510	138,360
Asset impairments	115	-	-	-
Selling, general and administrative	88,440	92,990	95,132	97,126
Depreciation and amortization	4,138	4,198	4,351	4,441
Operating income	31,641	36,908	43,027	36,793
Floor plan interest expense	(2,902)	(3,054)	(3,370)	(3,490)
Other interest expense	(2,726)	(2,531)	(2,125)	(2,239)
Other, net	498	820	453	754
Income from continuing operations before income taxes	26,511	32,143	37,985	31,818
Income tax provision	(9,877)	(12,138)	(14,893)	(12,154)
Income before discontinued operations	16,634	20,005	23,092	19,664
Discontinued operations, net of tax	162	486	150	169
Net income	$16,796	$20,491	$23,242	$19,833

Basic income per share from continuing operations	$0.64	$0.78	$0.91	$0.77
Basic income per share from discontinued operations	0.01	0.02	-	-
Basic net income per share	$0.65	$0.80	$0.91	$0.77

Diluted income per share from continuing operations	$0.63	$0.76	$0.90	$0.76
Diluted income per share from discontinued operations	-	0.02	-	-
Diluted net income per share	$0.63	$0.78	$0.90	$0.76

(1)	Quarterly data may not add to yearly totals due to rounding.
(2)	Certain reclassifications of amounts previously reported have been made to the quarterly financial data to maintain consistency and comparability between periods presented.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Changing Prices

Inflation and changing prices did not have a material impact on our revenues or income from continuing operations in the years ended December 31, 2013, 2012 and 2011.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

Our credit facility, other floor plan notes payable and certain real estate mortgages are structured as variable rate debt. The interest rates on our variable rate debt are tied to either the one-month LIBOR or the prime rate. These debt obligations, therefore, expose us to variability in interest payments due to changes in these rates. Certain floor plan debt is based on open-ended lines of credit tied to each individual store from the various manufacturer finance companies.

Our variable-rate floor plan notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. At December 31, 2013, we had $833.8 million outstanding under such agreements at a weighted average interest rate of 1.5% per annum. A 10% increase in interest rates, or 15 basis points, would increase annual interest expense by approximately $0.8 million, net of tax, based on amounts outstanding at December 31, 2013.

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

At December 31, 2013, we had $132.6 million of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between November 2016 and May 2031. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $126.8 million at December 31, 2013.

Hedging Strategies

We believe it is prudent to limit the variability of a portion of our interest payments. Accordingly, from time to time we have entered into interest rate swaps to manage the variability of our interest rate exposure, thus leveling a portion of our interest expense in a changing rate environment.

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

As of December 31, 2013, we had a $25 million interest rate swap outstanding with U.S. Bank Dealer Commercial Services. This interest rate swap matures on June 15, 2016 and has a fixed rate of 5.587% per annum. The variable rate on the interest rate swap is the one-month LIBOR rate. At December 31, 2013, the one-month LIBOR rate was 0.17% per annum, as reported in the Wall Street Journal.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. These amounts related to our cash flow hedges are recorded as deferred gains or losses in our Consolidated Balance Sheets with the offset recorded in accumulated other comprehensive income, net of tax. At December 31, 2013, the fair value of all of our agreements was a liability of $2.9 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $1.2 million at December 31, 2013.

Risk Management Policies

We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our policy is to manage this risk through a mix of fixed rate and variable rate debt structures and interest rate swaps.

We maintain risk management controls to monitor interest rate cash flow attributable to both our outstanding and forecasted debt obligations, as well as our offsetting hedge positions. The risk management controls include assessing the impact to future cash flows of changes in interest rates.

Item 8.   Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2013 is included in Item 7.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal controls over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excludes the operations of the seven acquisitions completed in 2013. These acquisitions represent approximately 3% of consolidated total assets and approximately 2% of consolidated revenues for the year ended December 31, 2013.

Based on our assessment, our management concluded that, as of December 31, 2013, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2013, which is included in Item 8 of this Form 10-K.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Election of Directors, Committees of the Board of Directors, Audit Committee Independence and Financial Expert, Code of Business Conduct and Ethics, Named Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2014 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 11.   Executive Compensation

The information required by this item will be included under the captions Compensation of Directors, Compensation Committee Report, Compensation Discussion and Analysis, Executive Compensation, Potential Payments Upon Termination or Change-in-Control, Company Compensation Policies and Practices, Risk Analysis and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2014 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by shareholders				2,177,368
Options	58,884	$6.53
Restricted stock units	677,358	NA	(1)

Equity compensation plans not approved by shareholders	-	-		-
Total	736,242	$6.53	(1)	2,177,368

(1)	There is no exercise price associated with our restricted stock units. The total weighted average exercise price is shown with respect to options only.
(2)	Includes 1,573,080 shares available pursuant to our 2013 Amended and Restated Stock Incentive Plan and 604,288 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2014 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions Certain Relationships and Related Transactions and Director Independence in our Proxy Statement for our 2014 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 14.   Principal Accountant Fees and Services

Information required by this item will be included under the caption Fees Paid to KPMG LLP Related to Fiscal 2013 and 2012 and Pre-Approval Policies in our Proxy Statement for our 2014 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

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

Exhibit	Description
3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (incorporated by reference to exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 1999)

3.2	2013 Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed August 26, 2013)

10.1*	2009 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2009 annual meeting of shareholders filed on March 20, 2009)

10.2*	Lithia Motors, Inc. 2001 Stock Option Plan (incorporated by reference to Appendix B to the Company’s Proxy Statement for its 2001 annual meeting of shareholders filed on May 8, 2001)

10.2.1*	Form of Incentive Stock Option Agreement for 2001 Stock Option Plan (incorporated by reference to exhibit 10.6.1 to the Company’s Form 10-K for the year ended December 31, 2001)

10.2.2*	Form of Non-Qualified Stock Option Agreement for 2001 Stock Option Plan (incorporated by reference to exhibit 10.6.2 to the Company’s Form 10-K for the year ended December 31, 2001)

10.3	Lithia Motors, Inc. 2013 Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 2, 2013)

10.3.1	RSU Deferral Plan (incorporated by reference to exhibit 10.3.1 to the Company’s Form 10-K for the year ended December 31, 2011)

10.4*	Form of Restricted Stock Unit Agreement (Performance and Time Vesting) (incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2013)

10.4.1*	Form of Restricted Stock Unit Agreement (Long Term Performance Vesting)

10.4.2*	Form of Restricted Stock Unit Agreement (Time Vesting) (for mid-level executives) (incorporated by reference to exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2013)

10.4.3*	Form of Restricted Stock Unit Agreement (Time Vesting) (for non-employee directors) (incorporated by reference to exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2013)

10.4.4*	Form of Restricted Stock Unit Agreement (Performance and Time Vesting)

10.5*	Lithia Motors, Inc. 2013 Discretionary Support Services Variable Performance Compensation Plan (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed May 2, 2013)

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

Exhibit	Description
10.8	Volkswagen Dealer Agreement Standard Provisions (incorporated by reference to exhibit 10.16.2 to the Company’s Form 10-K for the year ended December 31, 1997)

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

10.15*

Executive Nonqualified Deferred Compensation Agreement between the Company and M. L. Dick Heimann dated December 31, 2009 (incorporated by reference to exhibit 99.2 to the Company’s Form 8-K filed January 5, 2010)

10.16

Loan Agreement dated as of April 17, 2012 between Lithia Motors, Inc., and U.S. Bank National Association, as agent for the lenders, and U.S. Bank National Association, JPMorgan Chase Bank, N.A., Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation, BMW Financial Services N.A., LLC, Nissan Motor Acceptance Corporation, Bank of America, N.A., Wells Fargo Bank, N.A., Bank of the West and Key Bank National Association, as lenders (incorporated by reference to exhibit 99.1 to the Company’s Form 8-K filed April 20, 2012)

10.16.1

Amendment to Loan Agreement dated December 19, 2012 with U.S. Bank National Association as agent for the lenders, and U.S. Bank National Association, JPMorgan Chase Bank, N.A., Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation, BMW Financial Services N.A., LLC, Nissan Motor Acceptance Corporation, Bank of America, N.A., Wells Fargo Bank, N.A., Bank of the West and KeyBank National Association, as lenders (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed December 24, 2012)

10.16.2

Second Amendment to Loan Agreement dated December 16, 2013 with U.S. Bank National Association as agent for the lenders, and U.S. Bank National Association, JPMorgan Chase Bank, N.A., Mercedes-Benz Financial Services USA LLC, Toyota Motor Credit Corporation, BMW Financial Services NA, LLC, Bank of America, NA, Bank of the West, KeyBank National Association, Nissan Motor Acceptance Corporation, TD Bank, NA, VW Credit, Inc., Hyundai Capital America, American Honda Finance Corporation and Wells Fargo Bank, NA, as lenders (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed December 18, 2013)

10.17*	Amended and Restated Split-Dollar Agreement (incorporated by reference to exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2012)

Exhibit	Description
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

Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award (incorporated by reference to exhibit 10.22.2 to the Company’s Form 10-K for the year ended December 31, 2010)

10.23*

Employment Agreement with Executive Vice President Brad Gray dated March 1, 2012 (incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2012); Amendment to Terms of Employment Agreement dated April 30, 2013.

10.24*

Form of Amended Employment and Change in Control Agreement dated February 22, 2013 between the Company and each of Scott Hillier, Bryan B. DeBoer, John F. North III and Chris Holzshu (incorporated by reference to exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2012)

10.25*

Real Estate Purchase and Sale Agreement between Lithia Real Estate, Inc. and Dick Heimann dated October 25, 2013 (incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2013)

12	Ratio of Earnings to Combined Fixed Charges

21	Subsidiaries of Lithia Motors, Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Substantially identical agreements exist between Chrysler Group, LLC and those other subsidiaries operating Dodge, Chrysler or Jeep dealerships.
(2)	Substantially identical agreements exist for its Ford and Lincoln-Mercury lines between Ford Motor Company and those other subsidiaries operating Ford or Lincoln-Mercury dealerships.
(3)	Substantially identical agreements exist between Volkswagen of America, Inc. and those subsidiaries operating Volkswagen dealerships.
(4)	Substantially identical agreements exist between Chevrolet Motor Division, GM Corporation and those other subsidiaries operating General Motors dealerships.
(5)	Substantially identical agreements exist (except the terms are all 2 years) between Toyota Motor Sales, USA, Inc. and those other subsidiaries operating Toyota dealerships.
(6)	Substantially identical documents exist with each Nissan store.
(7)	Substantially identical agreements exist between Nissan Motor Corporation and those other subsidiaries operating Nissan dealerships.
(8)	Lithia Real Estate, Inc. leases all the property in Medford, Oregon sold to CAR LIT, LLC under substantially identical leases covering six separate blocks of property.
(9)	Substantially similar agreements exist between Lithia Motors, Inc. and each of M.L. Dick Heimann, Bryan B. DeBoer, Christopher S. Holzshu and John F. North III.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2014	LITHIA MOTORS, INC

By	/s/ Bryan B. DeBoer
Bryan B. DeBoer
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2014:

Signature	Title

/s/ Bryan B. DeBoer	Director, President and Chief Executive Officer
Bryan B. DeBoer	(Principal Executive Officer)

/s/ Christopher S. Holzshu	Senior Vice President, Chief Financial Officer and Secretary
Christopher S. Holzshu	(Principal Financial Officer)

/s/ John F. North III	Vice President and Corporate Controller
John F. North III	(Principal Accounting Officer)

/s/ Sidney B. DeBoer	Director and Executive Chairman
Sidney B. DeBoer

/s/ M.L. Dick Heimann	Director and Vice Chairman
M.L. Dick Heimann

/s/ Thomas Becker	Director
Thomas Becker

/s/ Susan O. Cain	Director
Susan O. Cain

/s/ Kenneth E. Roberts	Director
Kenneth E. Roberts

/s/ William J. Young	Director
William J. Young

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lithia Motors, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related Consolidated Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2013. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Lithia Motors, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 21, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Portland, Oregon
February 21, 2014

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lithia Motors, Inc.:

We have audited Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lithia Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lithia Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Lithia Motors, Inc. completed seven acquisitions during 2013 and, as permitted, management elected to exclude the acquisitions from its assessment of internal control over financial reporting as of December 31, 2013. The total assets of these seven acquisitions represented approximately 3% of consolidated total assets as of December 31, 2013 and approximately 2% of consolidated revenues for the year ended December 31, 2013. Our audit of internal control over financial reporting of Lithia Motors, Inc. also excluded an evaluation of the internal control over financial reporting of these seven acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related Consolidated Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 21, 2014 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/ KPMG LLP

Portland, Oregon
February 21, 2014

 LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31,
	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$23,686	$42,839
Accounts receivable, net of allowance for doubtful accounts of $173 and $336	170,519	133,149
Inventories, net	859,019	723,326
Deferred income taxes	1,548	3,832
Other current assets	15,251	17,484
Assets held for sale	11,526	12,579
Total Current Assets	1,081,549	933,209

Property and equipment, net of accumulated depreciation of $106,871 and $97,883	481,212	425,086
Goodwill	49,511	32,047
Franchise value	71,199	62,429
Deferred income taxes	10,256	17,123
Other non-current assets	31,394	22,808
Total Assets	$1,725,121	$1,492,702

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$18,789	$13,454
Floor plan notes payable: non-trade	695,066	568,130
Current maturities of long-term debt	7,083	8,182
Trade payables	51,159	41,589
Accrued liabilities	94,143	81,602
Liabilities related to assets held for sale	6,271	8,347
Total Current Liabilities	872,511	721,304

Long-term debt, less current maturities	245,471	286,876
Deferred revenue	44,005	33,589
Other long-term liabilities	28,412	22,832
Total Liabilities	1,190,399	1,064,601

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,329 and 22,916	268,255	268,801
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 2,562 and 2,762	319	343
Additional paid-in capital	22,598	12,399
Accumulated other comprehensive loss	(1,538)	(2,615)
Retained earnings	245,088	149,173
Total Stockholders' Equity	534,722	428,101
Total Liabilities and Stockholders' Equity	$1,725,121	$1,492,702

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
New vehicle	$2,256,598	$1,847,603	$1,391,375
Used vehicle retail	1,032,224	833,484	678,571
Used vehicle wholesale	158,235	139,237	128,329
Finance and insurance	139,007	112,234	84,130
Service, body and parts	383,483	347,703	315,958
Fleet and other	36,202	36,226	34,383
Total revenues	4,005,749	3,316,487	2,632,746
Cost of sales:
New vehicle	2,105,480	1,713,156	1,284,225
Used vehicle retail	881,366	711,763	580,357
Used vehicle wholesale	155,524	137,823	127,732
Service, body and parts	197,913	179,633	163,738
Fleet and other	34,513	34,812	31,410
Total cost of sales	3,374,796	2,777,187	2,187,462
Gross profit	630,953	539,300	445,284
Asset impairments	-	115	1,376
Selling, general and administrative	427,400	373,688	316,663
Depreciation and amortization	20,035	17,128	16,427
Operating income	183,518	148,369	110,818
Floor plan interest expense	(12,373)	(12,816)	(10,364)
Other interest expense	(8,350)	(9,621)	(12,878)
Other income, net	2,993	2,525	694
Income from continuing operations before income taxes	165,788	128,457	88,270
Income tax provision	(60,574)	(49,062)	(33,060)
Income from continuing operations, net of income tax	105,214	79,395	55,210
Income from discontinued operations, net of income tax	786	967	3,650
Net income	$106,000	$80,362	$58,860

Basic income per share from continuing operations	$4.08	$3.09	$2.10
Basic income per share from discontinued operations	0.03	0.04	0.14
Basic net income per share	$4.11	$3.13	$2.24

Shares used in basic per share calculations	25,805	25,696	26,230

Diluted income per share from continuing operations	$4.02	$3.03	$2.07
Diluted income per share from discontinued operations	0.03	0.04	0.14
Diluted net income per share	$4.05	$3.07	$2.21

Shares used in diluted per share calculations	26,191	26,170	26,664

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$106,000	$80,362	$58,860
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $668, $1,175 and $195	1,077	1,893	361
Comprehensive income	$107,077	$82,255	$59,221

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(In thousands)

						Accumulated
						Other
						Compre-		Total
	Common Stock				Additional	hensive		Stock-
	Class A		Class B		Paid In	Income	Retained	holders'
	Shares	Amount	Shares	Amount	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2010	22,523	284,807	3,762	468	10,972	(4,869)	28,839	320,217
Net income	-	-	-	-	-	-	58,860	58,860
Fair value of interest rate swap agreements, net of tax expense of $195	-	-	-	-	-	361	-	361
Issuance of stock in connection with employee stock plans	438	5,654	-	-	-	-	-	5,654
Issuance of restricted stock to employees	11	-	-	-	-	-	-	-
Shares forfeited by employees	(5)	-	-	-	-	-	-	-
Repurchase of Class A common stock	(772)	(13,568)	-	-	-	-	-	(13,568)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	-	2,473	-	-	(54)	-	-	2,419
Dividends paid	-	-	-	-	-	-	(6,822)	(6,822)
Balance at December 31, 2011	22,195	279,366	3,762	468	10,918	(4,508)	80,877	367,121
Net income	-	-	-	-	-	-	80,362	80,362
Fair value of interest rate swap agreements, net of tax expense of $1,175	-	-	-	-	-	1,893	-	1,893
Issuance of stock in connection with employee stock plans	647	8,652	-	-	-	-	-	8,652
Issuance of restricted stock to employees	3	-	-	-	-	-	-	-
Repurchase of Class A common stock	(929)	(23,279)	-	-	-	-	-	(23,279)
Class B common stock converted to Class A common stock	1,000	125	(1,000)	(125)			-
Compensation for stock and stock option issuances and excess tax benefits from option exercises	-	3,937	-	-	1,481	-	-	5,418
Dividends paid	-	-	-	-	-	-	(12,066)	(12,066)
Balance at December 31, 2012	22,916	268,801	2,762	343	12,399	(2,615)	149,173	428,101
Net income	-	-	-	-	-	-	106,000	106,000
Fair value of interest rate swap agreements, net of tax expense of $668	-	-	-	-	-	1,077	-	1,077
Issuance of stock in connection with employee stock plans	283	5,149	-	-	-	-	-	5,149
Issuance of restricted stock to employees	117	-	-	-	-	-	-	-
Repurchase of Class A common stock	(187)	(7,903)	-	-	-	-	-	(7,903)
Class B common stock converted to Class A common stock	200	24	(200)	(24)	-	-	-	-
Compensation for stock and stock option issuances and excess tax benefits from option exercises	-	2,184	-	-	10,199	-	-	12,383
Dividends paid	-	-	-	-	-	-	(10,085)	(10,085)
Balance at December 31, 2013	23,329	$268,255	2,562	$319	$22,598	$(1,538)	$245,088	$534,722

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$106,000	$80,362	$58,860
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairments	-	115	1,376
Depreciation and amortization	20,035	17,128	16,427
Depreciation and amortization within discontinued operations	-	186	521
Stock-based compensation	6,565	3,116	2,001
Gain on disposal of other assets	(2,339)	(747)	(6,495)
(Gain) loss from disposal activities within discontinued operations	-	621	(4,396)
Deferred income taxes	14,477	14,172	8,093
Excess tax benefit from share-based payment arrangements	(5,994)	(2,802)	(525)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(37,370)	(33,704)	(22,503)
Inventories	(106,896)	(230,442)	(78,202)
Other current assets	(901)	(4,194)	(13,111)
Other non-current assets	(4,754)	(6,176)	(1,108)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	5,300	(82,109)	13,510
Trade payables	8,480	8,001	5,998
Accrued liabilities	12,304	10,538	11,605
Other long-term liabilities and deferred revenue	17,152	13,459	7,183
Net cash provided by (used in) operating activities	32,059	(212,476)	(766)

Cash flows from investing activities:
Principal payments received on notes receivable	91	946	121
Capital expenditures	(50,025)	(64,584)	(31,673)
Proceeds from sales of assets	4,632	6,027	29,677
Cash paid for acquisitions, net of cash acquired	(81,105)	(44,716)	(60,485)
Payments for life insurance policies	(3,915)	(3,288)	(900)
Proceeds from sales of stores	-	6,618	23,838
Net cash used in investing activities	(130,322)	(98,997)	(39,422)

Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade	128,636	348,477	63,145
Borrowings on lines of credit	800,000	592,623	56,000
Repayments on lines of credit	(814,355)	(580,269)	(9,000)
Principal payments on long-term debt, scheduled	(7,100)	(8,347)	(10,909)
Principal payments on long-term debt and capital leases, other	(25,770)	(40,765)	(55,666)
Proceeds from issuance of long-term debt	4,720	42,333	25,674
Proceeds from issuance of common stock	4,973	8,652	5,654
Repurchase of common stock	(7,903)	(23,279)	(13,568)
Excess tax benefit from share-based payment arrangements	5,994	2,802	525
Decrease (increase) in restricted cash	-	3,300	(3,300)
Dividends paid	(10,085)	(12,066)	(6,822)
Net cash provided by financing activities	79,110	333,461	51,733

Increase (decrease) in cash and cash equivalents	(19,153)	21,988	11,545

Cash and cash equivalents at beginning of year	42,839	20,851	9,306
Cash and cash equivalents at end of year	$23,686	$42,839	$20,851

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$21,002	$22,976	$24,961
Cash paid during the period for income taxes, net	42,682	36,579	33,722

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	-	2,609	-
Floor plan debt acquired in connection with acquisitions	-	-	19,348
Acquisition of assets with capital leases	36	2,609	-
Floor plan debt paid in connection with store disposals	-	6,712	1,784

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies

Organization and Business

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of December 31, 2013, we offered 28 brands of new vehicles and all brands of used vehicles in 94 stores in the United States and online at Lithia.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

Our dealerships are primarily located throughout the Western and Midwestern regions of the United States. We target mid-sized regional markets for domestic and import franchises and metropolitan markets for luxury franchises. This strategy enables brand exclusivity with minimal competition from other dealerships with the same franchise in the market.

Basis of Presentation

The accompanying Consolidated Financial Statements reflect the results of operations, the financial position and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The results of operations of stores classified as discontinued operations have been presented on a comparable basis for all periods presented in the accompanying Consolidated Statements of Operations. See Note 15.

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and cash in bank accounts without restrictions.

Accounts Receivable

Accounts receivable include amounts due from the following:

●	various lenders for the financing of vehicles sold;
●	customers for vehicles sold and service and parts sales;
●	manufacturers for factory rebates, dealer incentives and warranty reimbursement; and
●	insurance companies and other miscellaneous receivables.

Receivables are recorded at invoice and do not bear interest until they are 60 days past due. The allowance for doubtful accounts is estimated based on our historical write-off experience and is reviewed monthly. Account balances are charged against the allowance after all appropriate means of collection have been exhausted and the potential for recovery is considered remote. The annual activity for charges and subsequent recoveries is immaterial. See Note 2.

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

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives on the straight-line basis. Leasehold improvements made at the inception of the lease or during the term of the lease are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease.

The range of estimated useful lives is as follows:

Buildings and improvements (years)	5	to	40
Service equipment (years)	5	to	15
Furniture, office equipment, signs and fixtures (years)	3	to	10

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels and betterments are capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. For the years ended December 31, 2013, 2012 and 2011, we recorded capitalized interest of $0.1 million, $0.3 million and $0.2 million, respectively.

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
●

other than franchise terminations related to the unprecedented reorganizations of Chrysler and General Motors, and allowed by bankruptcy law, we are not aware of manufacturers terminating Franchise Agreements against the wishes of the franchise owners in the ordinary course of business. A manufacturer may pressure a franchise owner to sell a franchise when the owner is in breach of the franchise agreement over an extended period of time;

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

As an indefinite-lived intangible asset, franchise value is tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying value may exceed fair value. The impairment test for indefinite-lived intangible assets requires the comparison of estimated fair value to carrying value. An impairment charge is recorded to the extent the fair value is less than the carrying value. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. In 2013 we evaluated our indefinite-lived intangible assets using a quantitative assessment process. We have determined the appropriate unit of accounting for testing franchise value for impairment is on an individual store basis.

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

Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying value of the reporting unit more likely than not exceeds fair value. We have the option to qualitatively or quantitatively assess goodwill for impairment and in 2013 evaluated our goodwill using a quantitative assessment process. We have determined that we operate as one reporting unit for the goodwill impairment test.

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

Advertising expense, net of manufacturer cooperative advertising credits, was $39.6 million, $31.9 million and $23.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. Manufacturer cooperative advertising credits were $11.8 million in 2013, $9.6 million in 2012 and $7.8 million in 2011.

Contract Origination Costs

Contract origination commissions paid to our employees directly related to the sale of our self-insured lifetime lube, oil and filter service contracts are deferred and charged to expense in proportion to the associated revenue to be recognized.

Legal Costs

We are a party to numerous legal proceedings arising in the normal course of business. We accrue for certain legal costs, including attorney fees and potential settlement claims related to various legal proceedings that are estimable and probable. See Note 7.

Stock-Based Compensation

Compensation costs associated with equity instruments exchanged for employee and director services are measured at the grant date, based on the fair value of the award, and recognized as an expense over the individual’s requisite service period (generally the vesting period of the equity award). If there is a performance-based element to the award, the expense is recognized based on the estimated attainment level, estimated time to achieve the attainment level and/or the vesting period. See Note 10.

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

When there are situations with uncertainty as to the timing of the deduction, the amount of the deduction, or the validity of the deduction, we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Positions that meet this criterion are measured using the largest benefit that is more than 50% likely to be realized. Interest and penalties are recorded in the period incurred or accrued when related to an uncertain tax position. See Note 13.

We account for all taxes assessed by a governmental authority that are directly imposed on a revenue-producing transaction (i.e., sales, use, value-added) on a net (excluded from revenues) basis.

Concentration of Risk and Uncertainties

We purchase substantially all of our new vehicles and inventory from various manufacturers at the prevailing prices charged by auto makers to all franchised dealers. Our overall sales could be impacted by the auto manufacturers’ inability or unwillingness to supply dealerships with an adequate supply of popular models.

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

We have a credit facility with a syndicate of 13 financial institutions, including seven manufacturer-affiliated finance companies. Several of these financial institutions also provide mortgage financing. This credit facility is the primary source of floor plan financing for our new vehicle inventory and also provides used vehicle financing and a revolving line of credit. The term of the facility extends through December 2018, which provides a financing commitment for the next five years. At maturity our financial condition could be materially adversely impacted if lenders are unable to provide credit that has typically been extended to us or with terms unacceptable to us. Our financial condition could be materially adversely impacted if these providers incur losses in the future or undergo funding limitations.

We anticipate continued organic growth and growth through acquisitions. This growth will require additional credit which may be unavailable or with terms unacceptable to us. If these events were to occur, we may not be able to borrow sufficient funds to facilitate our growth.

Financial Instruments, Fair Value and Market Risks

The carrying amounts of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate fair value because of the short-term nature and current market rates of these instruments.

Fair value estimates are made at a specific point in time, based on relevant market information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates. See Note 12.

We have variable rate floor plan notes payable, mortgages and other credit line borrowings that subject us to market risk exposure. At December 31, 2013, we had $833.8 million outstanding in variable rate debt. These borrowings had interest rates ranging from 1.4% to 3.0% per annum. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

The fair value of long-term, fixed interest rate debt is subject to interest rate risk. Generally, the fair value of fixed interest rate debt will increase as interest rates fall because we could refinance for a lower rate. Conversely, the fair value of fixed interest rate debt will decrease as interest rates rise. The interest rate changes affect the fair value, but do not impact earnings or cash flows. We monitor our fixed interest rate debt regularly, refinancing debt that is materially above market rates if permitted. See Note 12.

We are also subject to market risk from changing interest rates. From time to time, we reduce our exposure to this market risk by entering into interest rate swaps and designating the swaps as cash flow hedges. We are generally exposed to credit or repayment risk based on our relationship with the counterparty to the derivative financial instrument. We minimize the credit or repayment risk on our derivative instruments by entering into transactions with institutions whose credit rating is Aa or higher. See Note 11.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and related notes to financial statements. Changes in such estimates may affect amounts reported in future periods.

Estimates are used in the calculation of certain reserves maintained for charge-backs on estimated cancellations of service contracts; life, accident and disability insurance policies; finance fees from customer financing contracts and uncollectible accounts receivable.

We also use estimates in the calculation of various expenses, accruals and reserves, including anticipated losses related to workers’ compensation insurance, anticipated losses related to self-insurance components of our property and casualty and medical insurance, self-insured lifetime lube, oil and filter service contracts, discretionary employee bonuses, warranties provided on certain products and services, legal reserves and stock-based compensation. We also make certain estimates regarding the assessment of the recoverability of long-lived assets, indefinite-lived intangible assets and deferred tax assets.

We offer a limited warranty on the sale of most retail used vehicles. This warranty is based on mileage and time. We also offer a mileage and time based warranty on parts used in our service repair work and on tire purchases. The cost that may be incurred for these warranties is estimated at the time the related revenue is recorded. A reserve for these warranty liabilities is estimated based on current sales levels, warranty experience rates and estimated costs per claim. The annual activity for reserve increases and claims are immaterial. As of December 31, 2013 and 2012, the accrued warranty balance was $0.5 million and $0.3 million, respectively.

Fair Value of Assets Acquired and Liabilities Assumed

We estimate the fair value of the assets acquired and liabilities assumed in a business combination using various assumptions. The most significant assumptions used relate to determining the fair value of property and equipment and intangible franchise rights.

We estimate the fair value of property and equipment based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset, adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value.

We use a multi-period excess earnings (“MPEE”) model to determine the fair value of intangible franchise rights. Future cash flows are estimated based on the acquired business’s preacquisition performance, management’s forecasted sales projections and historical consumer price index data provided by the U.S. Department of Labor, Bureau of Labor Statistics. Additionally, we use a contributory asset charge to represent working capital, personal property and assembled workforce costs. A discount rate is utilized to convert the forecasted cash flows to their present value equivalent. The discount rate applied to the future cash flows factors an equity market risk premium, small stock risk premium, an average peer group beta, a risk-free interest rate and a premium for forecast risk.

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

Finance fees earned for notes placed with financial institutions in connection with customer vehicle financing are recognized, net of estimated charge-backs, as finance and insurance revenue upon acceptance of the credit by the financial institution and recognition of the sale of the vehicle.

Insurance income from third party insurance companies for commissions earned on credit life, accident and disability insurance policies sold in connection with the sale of a vehicle are recognized, net of anticipated cancellations, as finance and insurance revenue upon execution of the insurance contract and recognition of the sale of the vehicle.

Commissions from third party service contracts are recognized, net of anticipated cancellations, as finance and insurance revenue upon sale of the contracts and recognition of the sale of the vehicle. We also participate in future underwriting profit, pursuant to retrospective commission arrangements, which is recognized in income as earned.

Revenue related to self-insured lifetime lube, oil and filter service contracts is deferred and recognized based on expected future claims for service. The expected future claims experience is evaluated periodically to ensure it remains appropriate given actual claims history.

Segment Reporting

We define an operating segment as a component of an enterprise that meets the following criteria:

●	engages in business activities from which it may earn revenues and incur expenses;
●	operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance; and
●	discrete financial information is available.

Based on this definition, we believe we operate as a single operating and reporting segment, automotive retailing. We define our chief operating decision maker (“CODM”) to be certain members of our executive management group. Historical and forecasted operational performance is evaluated on a store-by-store basis and consolidated basis by the CODM to assess performance. We have determined that no individual store is significant enough to meet the definition of a segment. Allocation of future resources occurs on a consolidated basis as our cash management is performed centrally and performance of capital investments is evaluated on a consolidated basis.

(2)           Accounts Receivable

Accounts receivable consisted of the following (in thousands):

December 31,	2013	2012
Contracts in transit	$85,272	$65,597
Trade receivables	38,600	25,885
Vehicle receivables	23,606	21,298
Manufacturer receivables	31,662	25,658
	179,140	138,438
Less: Allowance	(173)	(336)
Less: Long-term portion of accounts receivable, net	(8,448)	(4,953)
Total accounts receivable, net	$170,519	$133,149

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

(3)           Inventories

The components of inventories consisted of the following (in thousands):

December 31,	2013	2012
New vehicles	$657,043	$563,275
Used vehicles	167,814	130,529
Parts and accessories	34,162	29,522
Total inventories	$859,019	$723,326

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle. As of December 31, 2013 and 2012, the carrying value of inventory had been reduced by $6.0 million and $4.8 million, respectively, for assistance received from manufacturers as discussed in Note 1.

(4)           Property and Equipment

Property and equipment consisted of the following (in thousands):

December 31,	2013	2012
Land	$146,126	$128,653
Building and improvements	316,261	279,084
Service equipment	42,980	39,374
Furniture, office equipment, signs and fixtures	73,565	70,082
	578,932	517,193
Less accumulated depreciation	(106,871)	(97,883)
	472,061	419,310
Construction in progress	9,151	5,776
	$481,212	$425,086

Long-Lived Asset Impairment Charges

In 2012 and 2011, triggering events were determined to have occurred related to certain properties due to changes in the expected future use. As a result of these events, we tested certain long-lived assets for recovery. Based on these tests, we recorded asset impairment charges of $0.1 million and $1.4 million in 2012 and 2011, respectively, in our Consolidated Statements of Operations. We did not record asset impairment charges in 2013.

(5)           Goodwill and Franchise Value

The following is a roll-forward of goodwill (in thousands):

Goodwill
Balance as of December, 31, 2011, gross	$318,224
Accumulated impairment losses	(299,266)
Balance as of December 31, 2011, net	18,958
Additions through acquisitions	13,710
Goodwill allocation to dispositions	(621)
Balance as of December 31, 2012, net	32,047
Additions through acquisitions	17,464
Balance as of December 31, 2013, net	$49,511

The following is a roll-forward of franchise value (in thousands):

Franchise Value
Balance as of December 31, 2011	$59,095
Additions through acquisitions	5,174
Transfers to discontinued operations	(1,840)
Balance as of December 31, 2012	62,429
Additions through acquisitions	8,770
Balance as of December 31, 2013	$71,199

(6)          Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

December 31,	2013	2012

New vehicle floor plan commitment (1) (2)	$695,066	$568,130
Floor plan notes payable (2)	18,789	13,454
Total floor plan debt	713,855	581,584

Used vehicle inventory financing facility	85,000	78,309
Revolving line of credit	-	21,045
Real estate mortgages	164,827	192,928
Other debt	2,727	2,776
Total debt	$966,409	$876,642

(1)	As of December 31, 2013 and 2012, we had a new vehicle floor plan commitment of $700 million and $575 million, respectively, as part of our credit facility.
(2)

At December 31, 2013, an additional $4.8 million of floor plan notes payable outstanding on our new vehicle floor plan commitment and $1.5 million of floor plan notes payable on vehicles designated as service loaners are recorded as liabilities related to assets held for sale.

Credit Facility

On December 16, 2013, we completed a $1.0 billion, five-year revolving syndicated credit facility. This syndicated credit facility is comprised of 13 financial institutions, including seven manufacturer-affiliated finance companies. Our credit facility provides a new vehicle inventory floor plan commitment, a used vehicle inventory financing facility and a revolving line of credit for general corporate purposes, including acquisitions and working capital. This credit facility may be expanded to $1.25 billion total availability, subject to lender approval.

We may request a reallocation of up to $250 million of any unused portion of our credit facility as long as no event of default has occurred. A reallocation may be requested monthly and cannot result in a change in either our used vehicle inventory financing facility or the revolving line of credit exceeding the lesser of 20% of the aggregate commitment or $200 million. All borrowings from, and repayments to, our syndicated lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

The new vehicle floor plan commitment is collateralized by our new vehicle inventory. Our used vehicle inventory financing facility is collateralized by our used vehicle inventory that is less than 180 days old. Our revolving line of credit is secured by our outstanding receivables related to vehicle sales, unencumbered vehicle inventory, other eligible receivables, parts and accessories and equipment.

We have the ability to deposit up to $50 million in cash in Principal Reduction “PR” accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with outstanding amounts. As of December 31, 2013, we had no amounts deposited in our PR accounts.

If the outstanding principal balance on our new vehicle inventory floor plan commitment, plus requests on any day, exceeds 95% of the loan commitment, a portion of the revolving line of credit must be reserved. The reserve amount is equal to the lesser of $15.0 million or the maximum revolving line of credit commitment less the outstanding balance on the line less outstanding letters of credit. The reserve amount will decrease the revolving line of credit availability and may be used to repay the new vehicle floor plan commitment balance.

The interest rate on the credit facility varies based on the type of debt and the calculated leverage ratio, with the rate ranging from the one-month LIBOR plus 1.25% to the one-month LIBOR plus 2.5%. The annual interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 1.4% at December 31, 2013. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.7% and 1.4%, respectively, at December 31, 2013.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2013
Current ratio	Not less than 1.20 to 1	1.41	to	1
Fixed charge coverage ratio	Not less than 1.20 to 1	3.94	to	1
Leverage ratio	Not more than 5.00 to 1	1.38	to	1
Funded debt restriction (millions)	Not to exceed $375		$167.6

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

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. At December 31, 2013, $18.8 million was outstanding on these agreements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities on the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.7% to 4.4% at December 31, 2013. The mortgages are payable in various installments through May 2031. As of December 31, 2013, we had fixed interest rates on 79% of our outstanding mortgage debt.

Our other debt includes capital leases and had interest rates that ranged from 2.0% to 9.4% at December 31, 2013. This debt, which totaled $2.7 million at December 31, 2013, is due in various installments through May 2019.

Future Principal Payments

The schedule of future principal payments on long-term debt as of December 31, 2013 was as follows (in thousands):

Year Ending December 31,
2014	$7,083
2015	7,311
2016	31,409
2017	6,174
2018	109,412
Thereafter	91,165
Total principal payments	$252,554

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

The minimum lease payments under our operating and capital leases after December 31, 2013 are as follows (in thousands):

Year Ending December 31,
2014	$17,726
2015	15,655
2016	14,810
2017	12,874
2018	11,076
Thereafter	67,048
Total minimum lease payments	139,189
Less: sublease rentals	(7,025)
$132,164

Rent expense, net of sublease income, for all operating leases was $14.0 million, $15.2 million and $13.3 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts are included as a component of selling, general and administrative expenses in our Consolidated Statements of Operations.

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

Certain of our facilities where a lease obligation still exists have been vacated for business reasons. In these instances, we make efforts to find qualified tenants to sublease the facilities and assume financial responsibility. However, due to the specific nature and size of our dealership facilities, tenants are not always available or the amount tenants are willing to pay does not recover the full lease obligation. When an exposure exists related to vacating certain leases, liabilities are accrued to reflect our estimate of future lease obligations, net of estimated sublease income.

Capital Expenditures

Capital expenditures were $50.0 million, $64.6 million and $31.7 million for 2013, 2012 and 2011, respectively. Capital expenditures in 2013 were associated with image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment. The increase in capital expenditures in 2012 compared to 2011 was related to improvements at certain of our store facilities, the purchase of previously leased facilities, the purchase of new store locations, replacement of equipment and construction of, and relocation to, a new headquarters building.

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

Charge-Backs for Various Contracts

We have recorded a liability of $18.2 million as of December 31, 2013 for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. We estimate that the charge-backs will be paid out as follows (in thousands):

Year Ending December 31,
2014	$10,223
2015	5,218
2016	2,034
2017	554
2018	131
Thereafter	22
Total	$18,182

Lifetime Lube, Oil and Filter Contracts

We retain the obligation for lifetime lube, oil and filter service contracts sold to our customers and assumed the liability of certain existing lifetime lube, oil and filter contracts. These amounts are recorded as deferred revenues. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2013, we had a deferred revenue balance of $50.1 million associated with these contracts and estimate the deferred revenue will be recognized as follows (in thousands):

Year Ending December 31,
2014	$10,888
2015	8,527
2016	6,760
2017	5,411
2018	4,315
Thereafter	14,157
Total	$50,058

We periodically evaluate the estimated future costs of these assumed contracts and record a charge if future expected claim and cancellation costs exceed the deferred revenue to be recognized. As of December 31, 2013, we had a reserve balance of $3.4 million recorded as a component of accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets. The charges associated with this reserve had been recognized in 2011 and earlier.

Self-insurance Programs

We self-insure a portion of our property and casualty insurance, medical insurance and workers’ compensation insurance. Third-parties are engaged to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. As of December 31, 2013 and 2012, we had liabilities associated with these programs of $12.0 million and $12.4 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets.

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

Alaska Consumer Protection Act Claims

In December 2006, a class action suit was filed against us (Jackie Neese, et al vs. Lithia Chrysler Jeep of Anchorage, Inc., et al, Case No. 3AN-06-13341 CI), and in April 2007, a second class action suit (Jackie Neese, et al vs. Lithia Chrysler Jeep of Anchorage, Inc, et al, Case No. 3AN-06-4815 CI) was filed against us, in the Superior Court for the State of Alaska, Third Judicial District at Anchorage. These suits were subsequently consolidated. In the consolidated suit, plaintiffs alleged that we, through our Alaska dealerships, engaged in three practices that purportedly violate Alaska consumer protection laws: (i) charging customers dealer fees and costs (including document preparation fees) not disclosed in the advertised price, (ii) failing to disclose the acquisition, mechanical and accident history of used vehicles or whether the vehicles were originally manufactured for sale in a foreign country, and (iii) engaging in deception, misrepresentation and fraud by providing to customers financing from third parties without disclosing that we receive a fee or discount for placing that loan. The suit sought statutory damages of $500 for each violation or three times plaintiff’s actual damages, whichever was greater, and attorney fees and costs.

In June 2013, the parties agreed to mediate the claims. The mediation resulted in a settlement agreement that received the final approval of the Court on December 11, 2013. Under the settlement agreement, we agreed to reimburse plaintiffs’ legal fees and to pay (i) $450 in the form of cash and vouchers and (ii) $3,000 for each claim representative. As of December 31, 2013, we estimated costs of $6.2 million to settle all claims against us and to pay plaintiffs’ legal fees. The estimated costs are based on our assumptions of the final number of approved claims and a voucher redemption rate. We believe that these estimates are reasonable; however, actual cost could differ materially. We recorded this amount as a component of selling, general and administrative expense in our Consolidated Statements of Operations and, as of December 31, 2013, the amount was included as a component of accrued liabilities in our Consolidated Balance Sheets.

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

Holders of Class A common stock are entitled to one vote for each share held of record and holders of Class B common stock are entitled to ten votes for each share held of record. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to shareholders.

Repurchases of Class A Common Stock

In June 2000, our Board of Directors authorized the repurchase of up to 1,000,000 shares of our Class A common stock. As of December 31, 2011, we had purchased all available shares under this program, of which 419,376 shares were repurchased in 2011.

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock and, on July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. Through December 31, 2013, we had purchased 1,273,047 shares under these programs at an average price of $24.18 per share. As of December 31, 2013, 1,726,953 shares remained available for purchase pursuant to these programs. These plans do not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

The following is a summary of our repurchases in the years ended December 31, 2013, 2012 and 2011.

	Year Ended December 31,
	2013	2012	2011
Shares repurchased (1)	127,900	848,092	716,431
Total purchase price (in thousands)	$5,213	$20,698	$12,389
Average purchase price per share	$40.76	$24.41	$17.29

(1)

Includes only shares repurchased under repurchase plans. An additional 59,721, 80,687 and 56,012 shares were repurchased in association with tax withholdings on the exercise of stock options in 2013, 2012 and 2011, respectively.

Dividends

For the period January 1, 2011 through December 31, 2013, we declared and paid dividends on our Class A and Class B Common Stock as follows:

Quarter declared	Dividend amount per Class A and Class B share	Total amount of dividend (in thousands)
2011
First quarter	$0.05	$1,316
Second quarter	0.07	1,851
Third quarter	0.07	1,838
Fourth quarter	0.07	1,817
2012
First quarter	$0.07	$1,815
Second quarter	0.10	2,583
Third quarter	0.10	2,545
Fourth quarter(1)	0.20	5,123
2013
First quarter	$-	$-
Second quarter	0.13	3,356
Third quarter	0.13	3,363
Fourth quarter	0.13	3,366

(1)

In November 2012, we paid dividends of $2.5 million that had been declared in October 2012. An additional dividend payment of $2.6 million was declared and paid in December 2012 in lieu of the dividend typically declared and paid in March of the following year.

Reclassification From Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss was as follows (in thousands):

	Year Ended December 31,			Affected Line Item in the Consolidated
	2013	2012	2011	Statement of Operations
Loss on cash flow hedges	$(740)	$(1,413)	$(1,899)	Floor plan interest expense
Income tax benefits	283	541	727	Income tax provision
Loss on cash flow hedges, net	$(457)	$(872)	$(1,172)

See Note 11 for more details regarding our derivative contracts.

(9)          401(k) Profit Sharing, Deferred Compensation and Long-term Incentive Plans

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $2.1 million, $1.9 million and $1.7 million were recognized for the years ended December 31, 2013, 2012 and 2011, respectively. Employees may contribute to the plan if they meet certain eligibility requirements.

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

The following is a summary related to our LTIP:

	Year Ended December 31,
	2013	2012	2011
Compensation expense (millions)	$1.4	$1.2	$0.9
Total discretionary contribution (millions)	$2.1	$1.9	$1.3
Guaranteed annual return	5.25%	5.90%	6.00%

As of December 31, 2013, the balance due to participants was $7.1 million and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

(10)         Stock Based Compensation

2009 Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) allows for the issuance of 1,500,000 shares of our Class A common stock. The 2009 ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board of Directors.

Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock, up to $25,000 of fair market value of our Class A common stock annually. The purchase price is equal to 85% of the fair market value at the end of the purchase period. During 2013, a total of 77,005 shares were purchased under the 2009 ESPP at a weighted average price of $49.94 per share, which represented a weighted average discount from the fair market value of $8.81 per share. As of December 31, 2013, 604,288 shares remained available for purchase under the 2009 ESPP.

Compensation expense related to our 2009 ESPP is calculated based on the 15% discount from the per share market price on the date of grant.

2013 Stock Incentive Plan

Our 2013 Stock Incentive Plan, as amended, (the “2013 Plan”) allows for the granting of up to a total of 3.8 million nonqualified stock options and shares of restricted stock to our officers, key employees, directors and consultants. Our plan is administered by the Compensation Committee of the Board of Directors and permits accelerated vesting of outstanding awards upon the occurrence of certain changes in control. As of December 31, 2013, 1,573,080 shares of Class A common stock were available for future grants.

Restricted Stock Units (“RSUs”)

Restricted stock grants vest over a period up to six years from the date of grant. Restricted stock activity under our stock incentive plans was as follows:

	Non-vested stock grants	Weighted average grant date fair value
Balance, December 31, 2012	651,943	$13.35
Granted	239,324	43.13
Vested	(185,462)	7.97
Forfeited	(28,447)	19.12
Balance, December 31, 2013	677,358	$25.10

In 2013, we granted 77,736 time-vesting RSUs to members of our Board of Directors and employees. Each grant entitles the holder to receive shares of our Class A common stock upon vesting. A quarter of the RSUs vest on each of the four anniversaries of the grant date.

Certain key employees were granted 52,820 performance and time-vesting RSUs in 2013. The RSUs entitled the holder to receive shares based on attaining a target level of adjusted net income per share for 2013. The RSUs are subject to forfeiture, in whole or in part, based on 2013 minimum performance measures and continuation of employment. RSUs that are not forfeited vest over four years from the grant date. The table below summarizes the percentage of granted RSUs earned based on the attainment thresholds:

	Adjusted earnings per share attainment level	% of earned RSUs
Less than minimum	$0.00 or negative	0%
Minimum	$0.01	30
Median	$3.21	60
Maximum	$3.53	100

The final attainment was calculated as 100% based on the 2013 adjusted net income per share of $4.02. We estimate a total compensation expense of $2.2 million associated with these performance and time-vesting RSUs, of which $0.5 million was recognized in 2013.

Eight senior executives were also granted 108,768 long-term RSUs which vest based on attaining a target level of adjusted net income per share in any fiscal year ending on December 31, 2013 through December 31, 2018, which meets or exceeds specified attainment thresholds. The table below summarizes the percentage of granted RSUs earned based on the attainment thresholds:

Adjusted fiscal earnings per share attainment level	% of earned RSUs
$4.00	33%
$5.00	33
$6.00	34

If more than one adjusted net income per share attainment threshold is met or exceeded that was not met or exceeded previously, the corresponding vesting percentages for each adjusted net income per share attainment threshold met or exceeded may be added together. Once the adjusted net income per share meets or exceeds any particular threshold and RSUs are vested accordingly, no additional RSUs may vest in connection with adjusted net income per share meeting or exceeding that particular threshold again. Any of these RSUs that do not vest within the six year period would be forfeited.

We estimate a total compensation expense of $4.7 million associated with these long-term RSUs. In 2013, the attainment level of $4.00 per share was achieved based on the 2013 adjusted net income per share of $4.02 and expense associated with the vesting of 33% of the award was recognized in the twelve month period ended December 31, 2013. We recognized $2.4 million in compensation expense associated with this grant in 2013.

Stock Options

Options become exercisable over a period of up to five years from the date of grant with expiration dates up to ten years from the date of grant and at exercise prices of not less than market value, as determined by the Board of Directors. Beginning in 2004, the expiration date of options granted was reduced to six years.

Option activity under our stock incentive plans was as follows:

	Shares subject to options	Weighted average exercise price	Aggregate intrinsic value (millions)	Weighted average remaining contractual term (years)
Balance, December 31, 2012	253,499	$6.26
Granted	-	-
Forfeited	-	-
Expired	-	-
Exercised	(194,615)	6.17
Balance, December 31, 2013	58,884	$6.53	$3.7	0.7
Exercisable, December 31, 2013	58,884	$6.53	$3.7	0.7

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

Stock-Based Compensation

Compensation expense related to non-vested stock is based on the intrinsic value on the date of grant as if the stock is vested. We amortize stock-based compensation on a straight-line basis over the vesting period of the individual award with estimated forfeitures considered. Shares to be issued upon the exercise of stock options will come from newly issued shares.

As of December 31, 2013, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $9.2 million, which will be recognized over the remaining weighted average vesting period of 1.9 years.

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2013	2012	2011
Weighted average grant-date fair value per share of stock options granted	$-	$-	$-
Per share intrinsic value of non-vested stock granted	43.13	23.82	13.58
Weighted average per share discount for compensation expense recognized under the 2009 ESPP	8.81	4.29	2.56
Total intrinsic value of stock options exercised (millions)	8.7	7.2	1.5
Fair value of non-vested stock that vested during the period (millions)	8.4	3.5	0.7
Stock-based compensation recognized in results of operations, as a component of selling, general and administrative expense - excludes compensation expense related to an option granted to one of our executives. See Note 16. (millions)	6.6	3.1	2.3
Tax benefit recognized in Consolidated Statements of Operations (millions)	2.3	1.0	0.7
Cash received from options exercised and shares purchased under all share-based arrangements (millions)	5.2	8.8	5.8
Tax deduction realized related to stock options exercised (millions)	6.5	4.1	0.9

(11)        Derivative Financial Instruments

From time to time, we enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

As of December 31, 2013, we had a $25 million interest rate swap outstanding with U.S. Bank Dealer Commercial Services. This interest rate swap matures on June 15, 2016 and has a fixed rate of 5.587% per annum. The variable rate on the interest rate swap is the one-month LIBOR rate. At December 31, 2013, the one-month LIBOR rate was 0.17% per annum, as reported in the Wall Street Journal.

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value for the effective portion of these interest rate swaps in comprehensive income rather than net income until the underlying hedged transaction affects net income. If a swap is no longer designated as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income as the forecasted transaction occurs. If the forecasted transaction is probable of not occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income immediately. See Note 12.

The estimated amount that we expect to reclassify from accumulated other comprehensive loss to net income within the next twelve months is $1.2 million at December 31, 2013.

At December 31, 2013 and 2012, the fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

Balance Sheet Information (in thousands)	Fair Value of Liability Derivatives
	Location in Balance Sheet	December 31, 2013
Derivatives designated as hedging instruments
Interest rate swap contract	Accrued liabilities	$1,215
	Other long-term liabilities	1,685
		$2,900

Balance Sheet Information (in thousands)	Fair Value of Liability Derivatives
	Location in Balance Sheet	December 31, 2012
Derivatives designated as hedging instruments
Interest rate swap contract	Accrued liabilities	$1,839
	Other long-term liabilities	2,840
		$4,679

The effect of derivative instruments on our Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of gain (loss) recognized in Accumulated OCI (effective portion)	Location of loss reclassified from accumulated OCI into Income (effective portion)	Amount of loss reclassified from Accumulated OCI into Income (effective portion)	Location of loss recognized in Income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of loss recognized in Income on derivative (ineffective portion and amount excluded from effectiveness testing)

For the Year Ended December 31, 2013		Floor plan		Floor plan
Interest rate swap contract	$1,005	Interest expense	$(740)	Interest expense	$(1,235)

For the Year Ended December 31, 2012		Floor plan		Floor plan
Interest rate swap contracts	$1,655	Interest expense	$(1,413)	Interest expense	$(2,900)

For the Year Ended December 31, 2011		Floor plan		Floor plan
Interest rate swap contracts	$(1,343)	Interest expense	$(1,899)	Interest expense	$(1,587)

(12)        Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

●	Level 1 – quoted prices in active markets for identical securities;
●	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment spreads, credit risk; and
●	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

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

There were no changes to our valuation techniques during the year ended December 31, 2013.

Assets and Liabilities Measured at Fair Value

Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$-	$(2,900)	$-

Fair Value at December 31, 2012	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$-	$(4,679)	$-

See Note 11 for more details regarding our derivative contracts.

Fair Value Disclosures for Financial Assets and Liabilities

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of December 31, 2013, this debt had maturity dates between November 2016 and May 2031. A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	December 31, 2013	December 31, 2012
Carrying value	$132,616	$130,469
Fair value	126,786	134,688

We believe the carrying value of our variable rate debt approximates fair value.

(13)     Income Taxes

Income tax provision (benefit) from continuing operations was as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Current:
Federal	$46,727	$31,438	$21,779
State	5,539	3,626	3,561
	52,266	35,064	25,340
Deferred:
Federal	9,010	10,888	7,046
State	(702)	3,110	674
	8,308	13,998	7,720
Total	$60,574	$49,062	$33,060

At December 31, 2013 and 2012, we had income taxes receivable of $3.4 million and $7.3 million, respectively, included as a component of other current assets on the Consolidated Balance Sheets.

Individually significant components of the deferred tax assets and liabilities are presented below (in thousands):

December 31,	2013	2012
Deferred tax assets:
Deferred revenue and cancellation reserves	$8,857	$7,597
Allowances and accruals, including state tax carryforward amounts	31,060	21,340
Interest on derivatives	1,113	1,796
Credits and other	1,937	-
Goodwill	10,331	18,139
Capital loss carryforward	10,893	12,248
Valuation allowance	(11,087)	(11,641)
Total deferred tax assets	53,104	49,479

Deferred tax liabilities:
Inventories	(6,722)	(4,684)
Property and equipment, principally due to differences in depreciation	(32,563)	(22,484)
Prepaid expenses and other	(2,015)	(1,356)
Total deferred tax liabilities	(41,300)	(28,524)

Total	$11,804	$20,955

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

As of December 31, 2013, we had a $11.1 million valuation allowance recorded associated with our deferred tax assets. The majority of this allowance is associated with capital losses from the sale of corporate entities in prior years. The valuation allowance decreased $0.6 million in the current year.

During 2013, release of the valuation allowance related to the utilization of our capital loss carryforward resulted in a tax benefit of $1.5 million. As of the end of 2013, we evaluated the availability of projected capital gains and determined that it continues to be unlikely the remaining capital loss carryforward would be fully utilized. We will continue to evaluate if it is more likely than not that we will realize the benefits of these deductible differences. However, additional valuation allowance amounts could be recorded in the future if estimates of taxable income during the carryforward period are reduced.

At December 31, 2013, we had a number of state tax carryforward amounts totaling approximately $0.9 million, tax affected, with expiration dates through 2033. We believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $0.9 million on the deferred tax assets relating to these state NOL carryforwards.

The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax provision from continuing operations for 2013, 2012 and 2011 is shown in the following tabulation (in thousands):

Year Ended December 31,	2013	2012	2011
Federal tax provision at statutory rate	$58,026	$44,723	$30,895
State taxes, net of federal income tax benefit	3,141	4,772	3,021
Non-deductible expenses	1,010	618	208
Permanent differences related to the employee stock purchase program	55	52	105
Net change in valuation allowance	(554)	(1,200)	(346)
General business credits	(440)	-	-
Other	(664)	97	(823)
Income tax provision	$60,574	$49,062	$33,060

We did not have any activity during 2013 or 2012 related to unrecognized tax benefits and did not have any amounts of unrecognized tax benefits as of December 31, 2013 or 2012. No interest or penalties were included in our results of operations during 2013, 2012 or 2011, and we had no accrued interest or penalties at December 31, 2013 or 2012.

Open tax years at December 31, 2013 included the following:

Federal	2010	-	2013
12 states	2009	-	2013

(14)        Acquisitions

In 2013, we completed the following acquisitions, which contributed revenues of $64.7 million for the year ended December 31, 2013:

●	On June 10, 2013, we acquired OB Salem Auto Group, Inc. in Salem, Oregon, including BMW, Honda and Volkswagen franchises.
●	On October 7, 2013, we acquired Stockton Nissan Kia in Stockton, California.
●	On October 24, 2013, we acquired Fresno Lincoln Volvo in Fresno, California.
●	On November 1, 2013, we acquired Howard’s Body Shop in Klamath Falls, Oregon.
●	On November 4, 2013, we acquired Geweke Motors, Inc. a Toyota Scion store in Lodi, California.
●	On December 2, 2013, we acquired Diablo Subaru in Walnut Creek, California.

We completed the following acquisitions in 2012:

●	On April 30, 2012, we acquired Bellingham Chevrolet and Cadillac in Bellingham, Washington.
●	On June 12, 2012, we acquired Fairbanks GMC Buick in Fairbanks, Alaska.
●	On August 27, 2012, we acquired Killeen Chevrolet in Killeen, Texas.
●	On October 23, 2012, we acquired Bitterroot Toyota in Missoula, Montana.

We completed the following acquisitions in 2011:

●	On April 18, 2011, we acquired Mercedes-Benz of Portland, Oregon, Mercedes Benz of Wilsonville, Oregon and Rasmussen BMW/MINI in Portland, Oregon.
●	On October 7, 2011, we acquired Fresno Subaru in Fresno, California.

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

Consideration paid for year ended December 31,	2013	2012
Cash paid, net of cash acquired	$81,105	$44,716

Assets acquired and liabilities assumed for year ended December 31,	2013	2012
Inventories	$30,624	$17,541
Franchise value	8,770	5,174
Property, plant and equipment	24,741	11,097
Real estate lease reserves	(221)	-
Other assets	264	110
Reserves	(344)	-
Capital lease obligations	(37)	(2,609)
Other liabilities	(156)	(307)
	63,641	31,006
Goodwill	17,464	13,710
	$81,105	$44,716

We account for franchise value as an indefinite-lived intangible asset. We expect the full amount of the goodwill recognized to be deductible for tax purposes. We did not have any material acquisition-related expenses in 2013, 2012 or 2011.

The following unaudited pro forma summary presents consolidated information as if the 2013 and 2012 acquisitions had occurred on January 1 of the prior year (in thousands, except for per share amounts):

Year Ended December 31,	2013	2012	2011
Revenue	$4,144,945	$3,571,853	$2,789,436
Income from continuing operations, net of tax	105,783	81,531	56,904
Basic income per share from continuing operations, net of tax	4.10	3.17	2.17
Diluted income per share from continuing operations, net of tax	4.04	3.12	2.13

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

(15)         Discontinued Operations

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

Additionally, in October 2012, we determined that one of our stores met the criteria for classification of the assets and related liabilities as held for sale. As of December 31, 2013, the store has been classified as held for sale for more than one year.

As this store has been classified as held for sale beyond one year, we continually evaluated whether (i) we had taken all necessary actions to respond to the change in circumstances; (ii) we were actively marketing the store at a price that was reasonable; and (iii) we continued to meet all of the criteria discussed above to continue to classify the stores as held for sale.

Since the end of 2012, we have actively marketed this store for sale and continue to identify interested parties. Throughout the past year, we have had both signed letters of intent and contracts for the sale of the property. However, these sales have not been consummated for various reasons including the potential buyers being unable to obtain manufacturer approval. We believe the classification continues to be appropriate as all criteria to classify the store as held for sale are still met as of December 31, 2013. The store’s assets and related liabilities are classified as held for sale and its associated operating results are classified as discontinued operations as of December 31, 2013.

As of December 31, 2013, we have one store and no properties classified as held for sale. Assets held for sale included the following (in thousands):

December 31,	2013
Inventories	$8,260
Property, plant and equipment	1,194
Intangible assets	2,072
$11,526

Liabilities related to assets held for sale included the following (in thousands):

December 31,	2013
Floor plan notes payable	$6,271

Actual floor plan interest expense for the store classified as discontinued operations is directly related to the store’s new vehicles. Interest expense related to our used vehicle inventory financing and revolving line of credit is allocated based on the working capital level of the store. Interest expense included as a component of discontinued operations was as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Floor plan interest	$117	$217	$520
Other interest	21	69	108
Total interest	$138	$286	$628

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2013	2012	2011
Revenue	$38,978	$82,150	$131,380
Pre-tax gain from discontinued operations	$1,310	$2,186	$1,516
Net gain (loss) on disposal activities	-	(621)	4,396
	1,310	1,565	5,912
Income tax expense	(524)	(598)	(2,262)
Income from discontinued operations, net of income tax expense	$786	$967	$3,650
Goodwill and other intangible assets disposed of	$-	$169	$712

The net gain (loss) on disposal activities included the following charges (in thousands):

Year Ended December 31,	2013	2012	2011
Goodwill and other intangible assets	$-	$(169)	$3,168
Property, plant and equipment	-	(299)	1,357
Inventory	-	(82)	(88)
Other	-	(71)	(41)
	$-	$(621)	$4,396

(16)        Related Party Transactions

Sale of Nissan, Volkswagen and BMW Stores

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

We retained a 20% interest in the stores as of the transaction date. We determined that we are not the primary beneficiary of the stores and the risk and rewards associated with our investment are based on ownership percentages. We determined we maintained significant influence over the operations. As a result, our 20% interest is accounted for under the equity method. We recorded the equity investment at fair value of $0.8 million as of the transaction date that resulted in a gain of $0.2 million. The gain was recorded as a component of other income on our Consolidated Statements of Operations. We determined the fair value of our equity investment based on independent third party broker opinions and financial projections using a fair value income approach.

As of December 31, 2013, the carrying value of our equity investment was $1.2 million and was recorded as a component of other non-current assets in our Consolidated Balance Sheets.

Sale of Land

In the fourth quarter of 2013, we completed the sale of land in Medford, Oregon to Dick Heimann for $4.2 million. Mr. Heimann intends to relocate the stores he purchased in 2012 to this location. We determined the fair value of the land based on a third party appraisal for the property. The sale resulted in a gain of $2.5 million, recorded as a component of selling, general and administrative expenses.

(17)         Net Income Per Share of Class A and Class B Common Stock

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

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the years ended December 31, 2013, 2012 and 2011 (in thousands, except per share amounts):

Year Ended December 31,	2013		2012		2011
Basic EPS	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$94,532	$10,682	$69,069	$10,326	$47,292	$7,918
Distributed income applicable to common stockholders	(9,061)	(1,024)	(10,497)	(1,569)	(5,844)	(978)
Basic undistributed income from continuing operations applicable to common stockholders	$85,471	$9,658	$58,572	$8,757	$41,448	$6,940
Denominator:
Weighted average number of shares out-standing used to calculate basic income per share	23,185	2,620	22,354	3,342	22,468	3,762
Basic income from continuing operations per share applicable to common stockholders	$4.08	$4.08	$3.09	$3.09	$2.10	$2.10
Basic distributed income per share applicable to common stockholders	(0.39)	(0.39)	(0.47)	(0.47)	(0.26)	(0.26)
Basic undistributed income from continuing operations per share applicable to common stockholders	$3.69	$3.69	$2.62	$2.62	$1.84	$1.84

Year Ended December 31,	2013		2012		2011
Diluted EPS	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$9,061	$1,024	$10,497	$1,569	$5,844	$978
Reallocation of distributed income as a result of conversion of dilutive stock options	15	(15)	28	(28)	15	(15)
Reallocation of distributed income due to conversion of Class B to Class A	1,009	-	1,541	-	963	-
Diluted distributed income applicable to common stockholders	$10,085	$1,009	$12,066	$1,541	$6,822	$963
Undistributed income from continuing operations applicable to common stockholders	$85,471	$9,658	$58,572	$8,757	$41,448	$6,940
Reallocation of undistributed income as a result of conversion of dilutive stock options	142	(142)	159	(159)	113	(113)
Reallocation of undistributed income due to conversion of Class B to Class A	9,516	-	8,598	-	6,827	-
Diluted undistributed income from continuing operations applicable to common stockholders	$95,129	$9,516	$67,329	$8,598	$48,388	$6,827

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,185	2,620	22,354	3,342	22,468	3,762
Weighted average number of shares from stock options	386	-	474	-	434	-
Conversion of Class B to Class A	2,620	-	3,342	-	3,762	-
Weighted average number of shares outstanding used to calculate diluted income per share	26,191	2,620	26,170	3,342	26,664	3,762

Year Ended December 31,	2013		2012		2011
Diluted EPS	Class A	Class B	Class A	Class B	Class A	Class B
Diluted income from continuing operations per share available to common stockholders	$4.02	$4.02	$3.03	$3.03	$2.07	$2.07
Diluted distributed income from continuing operations per share applicable to common stockholders	(0.39)	(0.39)	(0.47)	(0.47)	(0.26)	(0.26)
Diluted undistributed income from continuing operations per share applicable to common stockholders	$3.63	$3.63	$2.56	$2.56	$1.81	$1.81
Antidilutive Securities:
Shares issuable pursuant to stock options not included since they were antidilutive	16	-	45	-	280	-

(18)         Subsequent Events

Dividend

On February 17, 2014, our Board of Directors approved a dividend of $0.13 per share on our Class A and Class B Common stock related to our fourth quarter 2013 financial results. The dividend will total approximately $3.4 million and will be paid on March 21, 2014 to shareholders of record on March 7, 2014.

Acquisition

On January 31, 2014, we acquired the inventory, equipment and intangible assets of, and assumed certain liabilities related to, Island Honda in Kahului, Hawaii. Total consideration for this acquisition was $9.5 million. We financed this acquisition with $5.7 million in cash and $3.8 million in long-term debt.

On February 3, 2014, we acquired the inventory, equipment and intangible assets of, and assumed certain liabilities related to, Stockton Volkswagen in Stockton, California. Total consideration for this acquisition was $3.6 million.