Form 10-Q
period 2014-03-31
LITHIA MOTORS INC
filed 2014-04-28
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	23,556,846
Class B common stock without par value	2,562,231
(Class)	(Outstanding at April 25, 2014)

LITHIA MOTORS, INC.

FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES

 Consolidated Balance Sheets

 (In thousands)

(Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$22,340	$23,686
Accounts receivable, net	182,777	170,519
Inventories, net	935,850	859,019
Deferred income taxes	1,316	1,548
Other current assets	12,564	15,251
Assets held for sale	12,703	11,526
Total Current Assets	1,167,550	1,081,549

Property and equipment, net of accumulated depreciation of $111,208 and $106,871	493,171	481,212
Goodwill	56,787	49,511
Franchise value	73,502	71,199
Deferred income taxes	14,374	10,256
Other non-current assets	38,892	31,394
Total Assets	$1,844,276	$1,725,121

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$19,978	$18,789
Floor plan notes payable: non-trade	744,786	695,066
Current maturities of long-term debt	7,340	7,083
Trade payables	54,052	51,159
Accrued liabilities	107,130	94,143
Liabilities related to assets held for sale	7,142	6,271
Total Current Liabilities	940,428	872,511

Long-term debt, less current maturities	269,760	245,471
Deferred revenue	46,238	44,005
Other long-term liabilities	31,013	28,412
Total Liabilities	1,287,439	1,190,399

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,546 and 23,329	267,071	268,255
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 2,562 and 2,562	319	319
Additional paid-in capital	24,392	22,598
Accumulated other comprehensive loss	(1,389)	(1,538)
Retained earnings	266,444	245,088
Total Stockholders' Equity	556,837	534,722
Total Liabilities and Stockholders' Equity	$1,844,276	$1,725,121

See accompanying condensed notes to consolidated financial statements.

 LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues:
New vehicle	$579,522	$493,441
Used vehicle retail	301,893	239,228
Used vehicle wholesale	42,693	39,506
Finance and insurance	39,631	31,663
Service, body and parts	104,617	90,440
Fleet and other	9,750	8,802
Total revenues	1,078,106	903,080
Cost of sales:
New vehicle	540,498	458,794
Used vehicle retail	261,097	204,255
Used vehicle wholesale	41,362	38,532
Service, body and parts	53,785	46,661
Fleet and other	9,303	8,400
Total cost of sales	906,045	756,642
Gross profit	172,061	146,438
Selling, general and administrative	121,829	101,131
Depreciation and amortization	5,507	4,721
Operating income	44,725	40,586
Floor plan interest expense	(2,984)	(3,449)
Other interest expense	(1,974)	(2,361)
Other income, net	937	801
Income from continuing operations before income taxes	40,704	35,577
Income tax provision	(16,010)	(13,695)
Income from continuing operations, net of income tax	24,694	21,882
Income from discontinued operations, net of income tax	40	173
Net income	$24,734	$22,055

Basic income per share from continuing operations	$0.95	$0.85
Basic income per share from discontinued operations	-	0.01
Basic net income per share	$0.95	$0.86

Shares used in basic per share calculations	25,973	25,626

Diluted income per share from continuing operations	$0.94	$0.84
Diluted income per share from discontinued operations	-	0.01
Diluted net income per share	$0.94	$0.85

Shares used in diluted per share calculations	26,320	26,054

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Net income	$24,734	$22,055
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $93 and $315, respectively	149	506
Comprehensive income	$24,883	$22,561

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$24,734	$22,055
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,507	4,721
Stock-based compensation	1,538	1,140
Loss (gain) on disposal of other assets	20	(19)
Deferred income taxes	1,866	(206)
Excess tax benefit from share-based payment arrangements	(5,846)	(2,937)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(12,259)	(960)
Inventories	(56,748)	7,890
Other current assets	1,660	5,757
Other non-current assets	(3,950)	(424)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable, net	1,675	2,257
Trade payables	1,774	(410)
Accrued liabilities	12,521	6,188
Other long-term liabilities and deferred revenue	5,121	4,705
Net cash provided by (used in) operating activities	(22,387)	49,757

Cash flows from investing activities:
Principal payments received on notes receivable	-	319
Capital expenditures	(12,630)	(6,585)
Proceeds from sales of assets	27	440
Payments for life insurance policies	(3,530)	(2,641)
Cash paid for acquisitions	(31,689)	-
Net cash used in investing activities	(47,822)	(8,467)

Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade, net	51,783	953
Borrowings on lines of credit	233,000	118,000
Repayments on lines of credit	(209,725)	(156,303)
Principal payments on long-term debt, scheduled	(1,890)	(2,003)
Principal payments on long-term debt and capital leases, other	-	(25,770)
Proceeds from issuance of common stock	1,168	966
Repurchase of common stock	(7,941)	(7,903)
Excess tax benefit from share-based payment arrangements	5,846	2,937
Dividends paid	(3,378)	-
Net cash (used in) provided by financing activities	68,863	(69,123)

Decrease in cash and cash equivalents	(1,346)	(27,833)

Cash and cash equivalents at beginning of period	23,686	42,839
Cash and cash equivalents at end of period	$22,340	$15,006

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,102	$5,837
Cash paid during the period for income taxes, net	3,706	(964)

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	3,161	-
Acquisition of assets with capital leases	-	-

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed Consolidated Financial Statements contain unaudited information as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2013 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2013 is derived from our 2013 Annual Report on Form 10-K. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2013 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented.

These reclassifications had no impact on previously reported net income.

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Contracts in transit	$100,110	$85,272
Trade receivables	21,478	23,154
Vehicle receivables	24,556	23,606
Manufacturer receivables	30,834	31,662
Auto loan receivables	13,746	$11,438
Other receivables	5,604	5,622
	196,328	180,754
Less: Allowance	(588)	(546)
Less: Long-term portion of accounts receivable, net	(12,963)	(9,689)
Total accounts receivable, net	$182,777	$170,519

Accounts receivable classifications include the following:

●

Contracts in transit are receivables from various lenders for the financing of vehicles that we have arranged on behalf of the customer and are typically received within five to ten days of selling a vehicle.

●	Trade receivables are comprised of amounts due from customers, lenders for the commissions earned on financing and third parties for commissions earned on service contracts and insurance products.
●	Vehicle receivables represent receivables for the portion of the vehicle sales price paid directly by the customer.
●	Manufacturer receivables represent amounts due from manufacturers including holdbacks, rebates, incentives and warranty claims.
●	Auto loan receivables include amounts due from customers related to retail sales of vehicles and certain finance and insurance products.

Interest income on auto loan receivables is recognized based on the contractual terms of each loan and is accrued until repayment, charge-off or repossession. Direct costs associated with loan originations are capitalized and expensed as interest income is recognized on the loans. All other receivables are recorded at invoice and do not bear interest until they are 60 days past due.

The allowance for doubtful accounts is estimated based on our historical write-off experience and is reviewed monthly. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance after all appropriate means of collection have been exhausted and the potential for recovery is considered remote. The annual activity for charges and subsequent recoveries is immaterial.

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventory consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
New vehicles	$731,133	$657,043
Used vehicles	170,951	167,814
Parts and accessories	33,766	34,162
Total inventories	$935,850	$859,019

Note 4. Goodwill

The changes in the carrying amounts of goodwill are as follows (in thousands):

Goodwill
Balance as of December, 31, 2012, gross	$331,313
Accumulated impairment loss	(299,266)
Balance as of December 31, 2012, net	32,047
Additions through acquisitions	17,464
Balance as of December 31, 2013, net	49,511
Additions through acquisitions	7,276
Balance as of March 31, 2014, net	$56,787

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

In June 2013, the parties agreed to mediate the claims. The mediation resulted in a settlement agreement that received the final approval of the Court on December 11, 2013.  Under the settlement agreement, we agreed to reimburse plaintiffs’ legal fees and to pay (i) $450 in the form of cash and vouchers to valid claimants and (ii) $3,000 for each claim representative.  The majority of cash and vouchers have been mailed as of April 25, 2014.

As of March 31, 2014 we have recorded expenses of $6.7 million to settle all claims against us and to pay plaintiffs’ legal fees. As of the end of the quarter, we have paid $4.8 million in cash. The remaining amount of $1.9 million represents outstanding liability for vouchers based on our expected redemption rate. We believe that these estimates are reasonable; however, actual cost could differ materially. We recorded additional expense of $0.6 million based on the final number of approved claims in the three months ended, March 31, 2014, as a component of selling, general and administrative expense in our Consolidated Statements of Operations.

Note 6. Stockholders’ Equity

Reclassification From Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss was as follows (in thousands):

	Three Months Ended March 31, 2014	Affected Line Item in the Consolidated Statements of Operations
Loss on cash flow hedges	$(134)	Floor plan interest expense
Income Taxes	51	Income tax provision
Loss on cash flow hedges, net	$(83)

See Note 9 for more details regarding our derivative contracts.

Share Repurchases

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock. On July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. In the three months ended March 31, 2014, we repurchased 15,000 shares at an average price of $64.46 per share, for a total of $1.0 million. Through March 31, 2014, we have repurchased 1,288,047 shares and 1,711,953 shares remained available for repurchase. This authority to repurchase shares does not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

In addition, we repurchased 106,719 shares during the first quarter of 2014 at an average price of $65.35, for a total of $7.0 million, related to tax withholdings associated with the vesting of restricted stock units.

Dividends

Dividends paid on our Class A and Class B common stock in the three months ended March 31, 2014 were as follows:

Quarter paid:	Dividend amount per share	Total amount of dividend (in thousands)
First quarter	$0.13	$3,378

See Note 14 for a discussion of a dividend related to our first quarter 2014 financial results.

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

In January 2014, we made a discretionary contribution of $2.1 million to the LTIP. Participants will receive a guaranteed return of 5.25% in 2014. We recognized compensation expense related to the LTIP as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Compensation expense	$700	$334

As of March 31, 2014 and December 31, 2013, the balance due to participants was $8.5 million and $7.1 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

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

Inputs are collected from Bloomberg on the last market day of the period and used to determine the rate used to discount the future cash flows. The valuation of the interest rate swap also takes into consideration our own, as well as the counterparty’s, risk of non-performance under the contract.

There were no changes to our valuation techniques during the three-month period ended March 31, 2014.

Assets and Liabilities Measured at Fair Value

Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at March 31, 2014	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(2,623)	$-

Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(2,900)	$-

See Note 9 for more details regarding our derivative contracts.

Fair Value Disclosures for Financial Assets and Liabilities

We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have fixed-rate debt and calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of March 31, 2014, this debt had maturity dates between November 2016 and May 2031. A summary of the aggregate carrying values and fair values of our long-term fixed-interest rate debt is as follows (in thousands):

	March 31, 2014	December 31, 2013
Carrying value	$134,292	$132,616
Fair value	126,273	126,786

Note 9. Derivative Financial Instruments

From time to time, we enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

As of March 31, 2014, we had a $25 million interest rate swap outstanding with U.S. Bank Dealer Commercial Services. This interest rate swap matures on June 15, 2016 and has a fixed rate of 5.587% per annum. The variable rate on the interest rate swap is the one-month LIBOR rate. At March 31, 2014, the one-month LIBOR rate was 0.15% per annum, as reported in the Wall Street Journal.

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value for the effective portion of these interest rate swaps in comprehensive income rather than net income until the underlying hedged transaction affects net income. If a swap is no longer designated as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income as the forecasted transaction occurs. If the forecasted transaction is probable of not occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income immediately. The estimated amount that we expect to reclassify from accumulated other comprehensive loss to net income within the next twelve months is $1.2 million at March 31, 2014.

At March 31, 2014 and December 31, 2013, the fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	March 31, 2014

Interest Rate Swap Contracts	Accrued liabilities	$1,224
	Other long-term liabilities	1,399
		$2,623

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2013

Interest Rate Swap Contracts	Accrued liabilities	$1,215
	Other long-term liabilities	1,685
		$2,900

The effect of derivative instruments on our Consolidated Statements of Operations for the three-month periods ended March 31, 2014 and 2013 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended March 31, 2014
Interest Rate Swap Contracts	$108	Floor plan interest expense	$(134)	Floor plan interest expense	$(171)

Three Months Ended March 31, 2013
Interest Rate Swap Contracts	$514	Floor plan interest expense	$(307)	Floor plan interest expense	$(594)

See also Note 8.

Note 10. Acquisitions

In the first three months of 2014, we completed the following acquisitions, which contributed revenues of $9.6 million for the three months ended March 31, 2014:

●	On January 31, 2014, we acquired Island Honda in Kahului, Hawaii.
●	On February 3, 2014, we acquired Stockton Volkswagen in Stockton, California.
●	On March 5, 2014, we acquired Honolulu Buick GMC Cadillac and Honolulu Volkswagen in Honolulu, Hawaii.

All acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

No portion of the purchase price was paid with our equity securities. The following table summarizes the consideration paid for the acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration
Cash paid, net of cash acquired	$31,689
Debt issued	3,161
$34,850

Assets Acquired and Liabilities Assumed
Inventories	$22,281
Franchise value	2,303
Property, plant and equipment	2,876
Other assets	160
Other liabilities	(46)
27,574
Goodwill	7,276
$34,850

We assumed a contract associated with an acquisition and determined the remaining term would not provide economic benefit. As a result, we recorded costs of $1.4 million, included as a component of selling, general and administrative expense in our Consolidated Statements of Operations.

We account for franchise value as an indefinite-lived intangible asset. We expect the full amount of the goodwill recognized to be deductible for tax purposes. We did not have any material acquisition-related expenses for the three months ended March 31, 2014.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three-month periods ended March 31, 2013 and 2014 had occurred on January 1, 2013 (in thousands, except for per share amounts):

Three Months Ended March 31,	2014	2013
Revenue	$1,091,052	$973,533
Income from continuing operations, net of tax	24,857	22,751
Basic income per share from continuing operations, net of tax	0.96	0.89
Diluted income per share from continuing operations, net of tax	0.94	0.87

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

In October 2012, we determined that one of our stores met the criteria for classification of the assets and related liabilities as held for sale. As of March 31, 2014, the store has been classified as held for sale for more than one year.

Because this store has been classified as held for sale beyond one year, we periodically evaluate whether (i) we have taken all necessary actions to respond to the change in circumstances; (ii) we are actively marketing the store at a price that was reasonable; and (iii) we continue to meet all of the criteria discussed above to continue to classify the stores as held for sale.

Since the end of 2012, we have actively marketed this store for sale and continue to identify interested parties. In this period, we have had both signed letters of intent and contracts for the sale of the property. These sales have not been consummated for various reasons, including that the manufacturer did not approve the potential buyers. We believe the classification continues to be appropriate and that all criteria to classify the store as held for sale are still met as of March 31, 2014. The store’s assets and related liabilities are classified as held for sale and its associated operating results are classified as discontinued operations for all periods presented.

As of March 31, 2014, we have one store and no properties classified as held for sale. Assets held for sale included the following (in thousands):

	March 31, 2014	December 31, 2013
Inventories	$9,362	$8,260
Property, plant and equipment	1,277	1,194
Intangible assets	2,064	2,072
	$12,703	$11,526

Liabilities related to assets held for sale included the following (in thousands):

	March 31, 2014	December 31, 2013
Floor plan notes payable	$7,142	$6,271

Actual floor plan interest expense for the store classified as discontinued operations is directly related to the store’s new vehicles. Interest expense related to our used vehicle inventory financing and revolving line of credit is allocated based on the working capital level of the store. For the three months ended March 31, 2014 and 2013, interest expense included as a component of discontinued operations was immaterial.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended March 31,
	2014	2013
Revenue	$8,650	$8,800

Pre-tax income from discontinued operations	$65	$284
Income tax expense	(25)	(111)
Income from discontinued operations, net of income tax expense	$40	$173

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

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the three-month periods ended March 31, 2014 and 2013 (in thousands, except per share amounts):

Three Months Ended March 31,	2014		2013
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$22,258	$2,436	$19,525	$2,357
Distributed income applicable to common stockholders	(3,045)	(333)	-	-
Basic undistributed income from continuing operations applicable to common stockholders	$19,213	$2,103	$19,525	$2,357

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,411	2,562	22,866	2,760

Basic income per share from continuing operations applicable to common stockholders	$0.95	$0.95	$0.85	$0.85
Basic distributed income per share from continuing operations applicable to common stockholders	(0.13)	(0.13)	-	-
Basic undistributed income per share from continuing operations applicable to common stockholders	$0.82	$0.82	$0.85	$0.85

Three Months Ended March 31,	2014		2013
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$3,045	$333	$-	$-
Reallocation of distributed income as a result of conversion of dilutive stock options	4	(4)	-	-
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	329	-	-	-
Diluted distributed income applicable to common stockholders	$3,378	$329	$-	$-
Undistributed income from continuing operations applicable to common stockholders	$19,213	$2,103	$19,525	$2,357
Reallocation of undistributed income as a result of conversion of dilutive stock options	28	(28)	39	(39)
Reallocation of undistributed income due to conversion of Class B to Class A	2,075	-	2,318	-
Diluted undistributed income from continuing operations applicable to common stockholders	$21,316	$2,075	$21,882	$2,318

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	23,411	2,562	22,866	2,760
Weighted average number of shares from stock options	347	-	428	-
Conversion of Class B to Class A common shares outstanding	2,562	-	2,760	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,320	2,562	26,054	2,760

Diluted income per share from continuing operations applicable to common stockholders	$0.94	$0.94	$0.84	$0.84
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.13)	(0.13)	-	-
Diluted undistributed income per share from continuing operations applicable to common stockholders	$0.81	$0.81	$0.84	$0.84

Three Months Ended March 31,	2014		2013
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	16	-	20	-

Note 13. Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued an accounting standard update that amends the accounting guidance related to discontinued operations. This amendment defines discontinued operations as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This amendment also introduces new disclosures for disposals. The amendments in this accounting standard update are effective for fiscal years beginning after December 15, 2014 and applies to new disposals and new classifications of disposal groups as held for sale after the effective date. The accounting standard update is expected to result in fewer disposals being presented as discontinued operations and, because the guidance relates to presentation and disclosures, will not affect our consolidated financial position, results of operations, or cash flows.

Note 14. Subsequent Events

Acquisitions

On April 1, 2014, we acquired the inventory, equipment, real estate and intangible assets of, and assumed certain liabilities related to, Access Ford Lincoln of Corpus Christi in Corpus Christi, Texas. We paid $26.1 million in cash for this acquisition.

Common Stock Dividend

On April 21, 2014, our Board of Directors approved a dividend of $0.16 per share on our Class A and Class B common stock related to our first quarter 2014 financial results. The dividend will total approximately $4.2 million and will be paid on May 23, 2014 to shareholders of record on May 9, 2014.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors

Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project,” “outlook,” “target,” “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements in this Form 10-Q include, among others, statements we make regarding:

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

The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Certain important factors that could cause actual results to differ from our expectations are discussed in Part II - Other Information, Item 1A in this Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events that depend on circumstances that may or may not occur in the future. While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results of operations, financial condition and liquidity and development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements in this Form 10-Q. You should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We assume no obligation to update or revise any forward-looking statement.

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of April 25, 2014, we offer 28 brands of new vehicles and all brands of used vehicles in 100 stores in the United States and online at Lithia.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

Our mission statement is: “Driven by our employees and preferred by our customers, Lithia is the leading automotive retailer in each of our markets.” We offer our customers convenient, flexible, personalized service combined with the large company advantages of selection, competitive pricing, broad access to financing, and warranties. We strive for diversification in our products, services, brands and geographic locations to insulate us from market risk and to maintain profitability. We have developed a centralized support structure to reduce store level administrative functions. This allows store personnel to focus on providing a positive customer experience. With our management information systems and centrally-performed administrative functions in Medford, Oregon, we seek to gain economies of scale from our dealership network.

Results of Continuing Operations

For the three months ended March 31, 2014 and 2013, we reported income from continuing operations, net of tax, of $24.7 million, or $0.94 per diluted share, and $21.9 million, or $0.84 per diluted share, respectively.

Discontinued Operations

The results of operations for stores sold, closed or held for sale are presented as discontinued operations for all periods in our Consolidated Statements of Operations if they qualify for reclassification under the applicable accounting guidance. As a result, our results from continuing operations are presented on a comparable basis for all periods.

We realized income from discontinued operations, net of tax, for the three months ended March 31, 2014 and 2013, of $40,000 and $173,000, respectively. See Note 11 of the Condensed Notes to Consolidated Financial Statements for additional information.

Key Revenue and Gross Profit Metrics

Key performance metrics for revenue and gross profit were as follows for the three months ended March 31, 2014 and 2013 (dollars in thousands):

Three months ended March 31, 2014	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$579,522	53.8%	$39,024	6.7%	22.7%
Used vehicle retail	301,893	28.0	40,796	13.5	23.7
Used vehicle wholesale	42,693	4.0	1,331	3.1	0.8
Finance and insurance(1)	39,631	3.7	39,631	100.0	23.0
Service, body and parts	104,617	9.7	50,832	48.6	29.5
Fleet and other	9,750	0.8	447	4.6	0.3
	$1,078,106	100.0%	$172,061	16.0%	100.0%

Three months ended March 31, 2013	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$493,441	54.6%	$34,647	7.0%	23.7%
Used vehicle retail	239,228	26.5	34,973	14.6	23.9
Used vehicle wholesale	39,506	4.4	974	2.5	0.6
Finance and insurance(1)	31,663	3.5	31,663	100.0	21.6
Service, body and parts	90,440	10.0	43,779	48.4	29.9
Fleet and other	8,802	1.0	402	4.6	0.3
	$903,080	100.0%	$146,438	16.2%	100.0%
(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in February 2013 would be included in same store operating data beginning in March 2014, after its first full complete comparable month of operation. The first quarter operating results for the same store comparisons would include results for that store in only the period of March for both comparable periods.

New Vehicle Revenue and Gross Profit

	Three Months Ended March 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)		(Decrease)
Reported
Revenue	$579,522	$493,441	$86,081		17.4%
Gross profit	$39,024	$34,647	$4,377		12.6
Gross margin	6.7%	7.0%	(30	)bp(1)

Retail units sold	17,274	14,720	2,554		17.4
Average selling price per retail unit	$33,549	$33,522	$27		0.1
Average gross profit per retail unit	$2,259	$2,354	$(95)		(4.0)

Same store
Revenue	$542,975	$493,441	$49,534		10.0%
Gross profit	$36,693	$34,647	$2,046		5.9
Gross margin	6.8%	7.0%	(20	)bp

Retail units sold	15,944	14,720	1,224		8.3
Average selling price per retail unit	$34,055	$33,522	$533		1.6
Average gross profit per retail unit	$2,301	$2,354	$(53)		(2.3)

(1) A basis point is equal to 1/100th of one percent.

New vehicle sales improved primarily due to volume growth as same store unit sales increased 8.3% in the three-month period ended March 31, 2014 compared to the same period in 2013. The number of new vehicles sold in the U.S. during the first three months of 2014 grew approximately 1.3% compared to the same period of 2013.

Our domestic brand same store unit sales grew 9.1%, import brand same store unit sales grew 7.5% and our luxury brand same store unit sales grew 7.0% for the three-month periods ended March 31, 2014 compared to the same period in 2013. This performance outpaced national growth for the first quarter in the same categories. We continue to focus on increasing our share of overall new vehicle sales within our markets.

Recovery in some of our specific markets behaved differently than the national average. Certain of our markets saw an increase in local market sales volumes exceeding the national average, while others continued to lag behind the national average. As of the end of 2013, which is the most recent data available, we believe approximately half of our markets remain below the pre-recessionary vehicle registration levels experienced in 2006.

New vehicle gross profit dollars increased 12.6% for the three-month period ended March 31, 2014 compared to the same period of 2013. On a same store basis, gross profit increased 5.9% for the three-month period ended March 31, 2014. These increases were due to a greater number of vehicles sold, offset by lower gross profit per unit and gross margins.

We focus on gross profit dollars earned per unit, not on gross margin percentage. On a same store basis, the average gross profit per new retail unit decreased $53 for the three-month period ended March 31, 2014 compared to the same period of 2013. This decrease was primarily due to the strategic decision to increase market share through lower pricing. Additionally, certain manufacturer incentives are tied to increases in units sold per store, and, given consecutive years of significant unit sales increases, these objectives have been more difficult to achieve in 2014 than in prior years, resulting in lower total incentive dollars earned.

We believe increasing new unit sales creates additional used vehicle trade-in opportunities, finance and insurance sales and future service work. We believe the incremental business generated in future periods will more than offset the lower new vehicle gross profit per unit that has occurred with the pursuit of our volume-based strategy.

Used Vehicle Retail Revenue and Gross Profit

	Three Months Ended March 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)		(Decrease)
Reported
Retail revenue	$301,893	$239,228	$62,665		26.2%
Retail gross profit	$40,796	$34,973	$5,823		16.6
Retail gross margin	13.5%	14.6%	(110	)bp

Retail units sold	16,316	13,661	2,655		19.4
Average selling price per retail unit	$18,503	$17,512	$991		5.7
Average gross profit per retail unit	$2,500	$2,560	$(60)		(2.3)

Same store
Retail revenue	$285,204	$239,228	$45,976		19.2%
Retail gross profit	$38,809	$34,966	$3,843		11.0
Retail gross margin	13.6%	14.6%	(100	)bp

Retail units sold	15,255	13,661	1,594		11.7
Average selling price per retail unit	$18,696	$17,512	$1,184		6.8
Average gross profit per retail unit	$2,544	$2,560	$(16)		(0.6)

Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned vehicles; core vehicles, or three-to-seven-year-old vehicles below certain mileage limitations; and value autos, or older vehicles with higher mileage. Additionally, our volume-based strategy for new vehicle sales increases the organic opportunity to convert vehicles acquired via trade to retail used vehicle sales.

During the three-month period ended March 31, 2014, sales increased in all three categories of used vehicles compared to the same period of 2013:

●	Same store unit sales for manufacturer certified pre-owned vehicles increased 27.8%.
●	Same store unit sales for the late model, lower-mileage vehicle category increased 7.6%.
●	Same store unit sales for the value auto category increased 9.3%.

Total same store used vehicle retail unit sales grew 11.7% in the three months ended March 31, 2014 compared to the same period of 2013. Growth in certified pre-owned vehicle unit sales outpaced growth in other categories. While certified pre-owned vehicles had a higher average selling price, gross profit per retail unit was consistent with the other categories. This resulted in an increase of 19.2% in used vehicle retail revenue, which outpaced the change in average selling price and gross profit per retail unit as compared to the prior period.

On average, each of our stores currently sells approximately 55 retail used vehicle units per month and we target increasing average sales to 75 units per month.

Used retail vehicle gross profit dollars increased 16.6% for the three-month period ended March 31, 2014 compared to the same period of 2013. On a same store basis, gross profit increased 11.0% for the three-month period ended March 31, 2014 compared to the same period of 2013. These increases were related to volume growth offset by a decrease in gross margins as growth in certified pre-owned vehicles, which have a lower gross margin percentage, outpaced growth in our other used vehicle categories. Similar to new vehicle sales, we focus on gross profit dollars earned per unit, not on gross margin percentage, in evaluating our sales performance.

Used Vehicle Wholesale Revenue and Gross Profit

	Three Months Ended March 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)		(Decrease)
Reported
Wholesale revenue	$42,693	$39,506	$3,187		8.1%
Wholesale gross profit	$1,331	$974	$357		36.7
Wholesale gross margin	3.1%	2.5%	60	bp

Wholesale units sold	5,853	5,324	529		9.9
Average selling price per wholesale unit	$7,294	$7,420	$(126)		(1.7)
Average gross profit per retail unit	$227	$183	$44		24.0

Same store
Wholesale revenue	$41,122	$39,481	$1,641		4.2%
Wholesale gross profit	$1,313	$1,032	$281		27.2
Wholesale gross margin	3.2%	2.6%	60	bp

Wholesale units sold	5,551	5,323	228		4.3
Average selling price per wholesale unit	$7,408	$7,417	$(9)		(0.1)
Average gross profit per retail unit	$237	$194	$43		22.2

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended March 31,			%
(Dollars in thousands, except per unit amounts)	2014	2013	Increase	Increase
Reported
Revenue	$39,631	$31,663	$7,968	25.2%
Average finance and insurance per retail unit	$1,180	$1,116	$64	5.7%

Same store
Revenue	$37,430	$31,670	$5,760	18.2%
Average finance and insurance per retail unit	$1,200	$1,116	$84	7.5%

The increases in finance and insurance sales were driven by increased vehicle sales volume and higher retail prices in the three-month period ended March 31, 2014 compared to the same period of 2013. Penetration rates on arranging financing for our customers and the sale of extended service contracts and lifetime lube, oil and filter contracts also increased. As a result, our average finance and insurance revenue per retail unit increased. We continue to see the availability of consumer credit expand in 2014 with lenders increasing the average loan-to-value amount available to most customers.

Penetration rates for specific categories of products were as follows:

	Three Months Ended March 31,
	2014	2013
Finance and insurance	79%	77%
Service contracts	44	41
Lifetime lube, oil and filter contracts	37	35

Service, Body and Parts Revenue and Gross Profit

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2014	2013	(Decrease)		% Increase
Reported
Customer pay	$56,829	$49,317	$7,512		15.2%
Warranty	17,918	14,341	3,577		24.9
Wholesale parts	19,794	17,350	2,444		14.1
Body shop	10,076	9,432	644		6.8
Total service, body and parts	$104,617	$90,440	$14,177		15.7%

Service, body and parts gross profit	$50,832	$43,779	$7,053		16.1%
Service, body and parts gross margin	48.6%	48.4%	20	bp

Same store
Customer pay	$53,275	$49,319	$3,956		8.0%
Warranty	16,812	14,342	2,470		17.2
Wholesale parts	18,766	17,350	1,416		8.2
Body shop	10,076	9,432	644		6.8
Total service, body and parts	$98,929	$90,443	$8,486		9.4%

Service, body and parts gross profit	$47,918	$43,825	$4,093		9.3%
Service, body and parts gross margin	48.4%	48.5%	(10	)bp

Our service, body and parts sales grew in all areas in the three-month period ended March 31, 2014 compared to the prior year period. There are more late model vehicles in operation as new vehicle sales volumes have been increasing since 2010. We believe our sales in this area may increase in the coming years as more late model vehicles require repairs and maintenance.

We focus on retaining customers by offering competitively priced routine maintenance and increasing our marketing efforts. We increased our same store customer pay business 8.0% in the three-month period ended March 31, 2014 compared to the same period in 2013.

In the three-month period ended March 31, 2014 compared to the same period of 2013, same store warranty sales increased 17.2%. Most of this increase was due to the increased number of vehicles in operation. Additionally, certain franchises, including BMW, Toyota and General Motors provide routine maintenance, such as oil changes, for two to four years after a vehicle is sold, which provides for future work. Domestic brand warranty work increased 28.5%, import warranty work increased 7.3%, and luxury warranty work increased 10.8% in the three-month period ended March 31, 2014 compared to the same period of 2013.

In 2014, several franchises, including General Motors and Toyota, have announced significant vehicle recalls. Though these recalls did not have a material impact on service, body and parts revenue in the first three months of 2014, we believe warranty sales may increase in the future periods as a result.

Wholesale parts represented 19.0% of our same store service, body and parts revenue mix in the first three months of 2014 and 19.2% in the first three months of 2013. Wholesale parts grew 8.2% in the first three months of 2014 compared to the same period of 2013. We believe this increase is a function of growing the number of fleet accounts and increased regional distribution networks.

Body shop represented 10.2% of our same store service, body and parts revenue mix in the first three months of 2014, and 10.4% in the first three months of 2013. Body shop grew 6.8% in the first three months of 2014 compared to the same period of 2013. This increase is a result of certain personnel changes we made over the last few months.

Service, body and parts gross profit increased 16.1% for the three-month period ended March 31, 2014 compared to the same period of 2013, which is in line with our revenue growth. Our gross margins were consistent in the first three months of 2014 compared to the same period of 2013.

Selling, General and Administrative Expense (“SG&A”)

SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2014	2013	(Decrease)	(Decrease)
Personnel	$80,677	$67,133	$13,544	20.2%
Advertising	9,685	8,902	783	8.8
Rent	3,561	3,729	(168)	(4.5)
Facility costs	7,585	6,670	915	13.7
Other	20,321	14,697	5,624	38.3
Total SG&A	$121,829	$101,131	$20,698	20.5%

	Three Months Ended March 31,		Increase
As a % of gross profit	2014	2013	(Decrease)
Personnel	46.9%	45.8%	110	bp
Advertising	5.6	6.1	(50)
Rent	2.1	2.5	(40)
Facility costs	4.4	4.6	(20)
Other	11.8	10.1	170
Total SG&A	70.8%	69.1%	170	bp

SG&A expense increased $20.7 million in the three-month period ended March 31, 2014 compared to the same period in 2013. SG&A as a percentage of gross profit was 70.8% and 69.1%, respectively, for the three months ended March 31, 2014 and 2013.

This increase was primarily driven by increased variable costs associated with improved sales and an increase in store count. Additionally, during the first quarter of 2014, we recorded non-core charges of $3.9 million related to a reserve associated with a lawsuit filed in 2006 and settled in 2013, a loss reserve for a hailstorm in Texas and a reserve for a contract assumed in an acquisition.

SG&A expense adjusted for non-core charges was as follows (in thousands):

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2014	2013	(Decrease)	(Decrease)
Personnel	$80,677	$67,133	$13,544	20.2%
Advertising	9,685	8,902	783	8.8
Rent	3,561	3,729	(168)	(4.5)
Facility costs	7,585	6,670	915	13.7
Adjusted other	16,390	14,697	1,693	11.5
Adjusted total SG&A	$117,898	$101,131	$16,767	16.6%

	Three Months Ended March 31,		Increase
As a % of gross profit	2014	2013	(Decrease)
Personnel	46.9%	45.8%	110	bp
Advertising	5.6	6.1	(50)
Rent	2.1	2.5	(40)
Facility costs	4.4	4.6	(20)
Adjusted other	9.5	10.1	(60)
Adjusted total SG&A	68.5%	69.1%	(60	)bp

Excluding the non-core charges of $3.9 million, adjusted SG&A as a percentage of gross profit was 68.5% for the three months ended March 31, 2014. See “Non-GAAP Reconciliations” for more details. As sales volume increases and we further leverage our cost structure, we anticipate maintaining SG&A as a percentage of gross profit in the upper 60% range.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A expense.

	Three Months Ended March 31,			% of Change in
(Dollars in thousands)	2014	2013	Change	Gross Profit
Gross profit	$172,061	$146,438	$25,623	100.0%
SG&A expense	(121,829)	(101,131)	(20,698)	(80.8)
Throughput contribution			$4,925	19.2%

Throughput, excluding the non-core charges of $3.9 million, was 34.6% for the three-month period ended March 31, 2014. See “Non-GAAP Reconciliations” for more details.

	Three Months Ended March 31,			% of Change in
(Dollars in thousands)	2014	2013	Change	Gross Profit
Gross profit	$172,061	$146,438	$25,623	100.0%
Adjusted SG&A expense	(117,898)	(101,131)	(16,767)	(65.4)
Adjusted throughput contribution			$8,856	34.6%

Throughput contributions for newly opened or acquired stores reduce overall throughput as in the first year of operation, a store’s throughput is equal to the inverse of its SG&A as a percentage of gross profit. For example, a store which achieves SG&A as a percentage of gross profit of 70% will have throughput of 30% in the first year of operation.

We acquired ten stores and opened two new stores since the first quarter of 2013. Adjusting for these locations and the adjustments discussed above, our throughput contribution on a same store basis was 40.8% for the three-month period ended March 31, 2014. Lower gross margins and increased personnel cost contributed to the shortfall in our throughput objective. We continue to target a same store throughput contribution of approximately 50%.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended March 31,			%
(Dollars in thousands)	2014	2013	Increase	Increase
Depreciation and amortization	$5,507	$4,721	$786	16.6%

Depreciation and amortization for the three months ended March 31, 2014 increased compared to the same period of 2013 as we purchased previously leased facilities, built new facilities subsequent to the acquisition of stores and invested in improvements at our facilities and replacement of equipment. These investments increase the amount of depreciable assets and amortizable expenses. In the full year of 2013 and the first three months of 2014, we had capital expenditures of $50.0 million and $12.6 million, respectively.

Operating Income

Operating income was 4.1% and 4.5% of revenue for the three-month periods ended March 31, 2014 and 2013, respectively. The decrease in operating margin mainly related to the non-core charges of $3.9 million. Operating margin adjusted for the non-core charges was 4.5% for the three-month period ended March 31, 2014. See “Non-GAAP Reconciliations” for more details. We continue to focus on cost control, which allows us to leverage our cost structure in an environment of improving sales.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense decreased $0.5 million in the three months ended March 31, 2014 compared to the same period of 2013. Changes in the average outstanding balances on our floor plan facilities increased the expense $0.6 million, changes in the interest rates on our floor plan facilities decreased the expense $0.5 million and the maturity of three interest rate swaps decreased the expense $0.6 million during the three months ended March 31, 2014 compared to the same period of 2013.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended March 31,			%
(Dollars in thousands)	2014	2013	Change	Change
Floor plan interest expense (new vehicles)	$2,984	$3,449	$(465)	(13.5)%
Floor plan assistance (included as an offset to cost of sales)	(5,618)	(4,411)	1,207	27.4
Net new vehicle carrying costs	$(2,634)	$(962)	$1,672	(173.8)%

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2014	2013	(Decrease)	(Decrease)
Mortgage interest	$1,557	$1,986	$(429)	(21.6)%
Other interest	446	396	50	12.6
Capitalized interest	(29)	(21)	8	38.1
Total other interest expense	$1,974	$2,361	$(387)	(16.4)%

Other interest expense decreased $0.4 million in the first three months of 2014 compared to the same period of 2013. In 2013, we used excess cash to pay off $25.8 million in mortgages, which contributed to the decrease. Total other interest expense increased due to higher volumes of borrowing on our credit facility.

Other Income, Net

Other income, net primarily includes interest income and the gains related to an equity investment. Other income, net was $0.9 million and $0.8 million for the three-month periods ended March 31, 2014 and 2013.

Income Tax Expense

Our effective income tax rate was 39.3% for the three-month period ended March 31, 2014 compared to 38.5% in the comparable period of 2013. For the full year of 2014, we forecast our income tax rate to be approximately 39.5%.

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

The following table reconciles certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (dollars in thousands, except per share amounts) for the three months ended March 31, 2014:

	As of March 31, 2014
	As reported	Accrual adjustments	Adjusted
Selling, general and administrative	$121,829	$(3,931)	$117,898

Operating income	$44,725	$3,931	$48,656

Income from continuing operations before income taxes	$40,704	$3,931	$44,635
Income tax provision	(16,010)	(1,546)	(17,556)
Income from continuing operations, net of income tax	$24,694	$2,385	$27,079

Diluted income per share from continuing operations	$0.94	$0.09	$1.03
Diluted share count	26,320

Liquidity and Capital Resources

We manage our liquidity and capital resources to fund our operating, investing and financing activities. We rely primarily on cash flows from operations and borrowings under our credit agreements as the main sources for liquidity. We use those funds to invest in capital expenditures, increase working capital and fulfill contractual obligations. Funds remaining after these uses are used for acquisitions, debt retirement, cash dividends and share repurchases.

Available Sources

Below is a summary of our available funds (in thousands):

	As of March 31,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Cash and cash equivalents	$22,340	$15,006	$7,334	48.9%
Available credit on the Credit Facility	132,701	151,332	(18,631)	(12.3)
Total current available funds	$155,041	$166,338	$(11,297)	(6.8)%
Estimated funds from unfinanced real estate	144,800	111,582	33,218	29.8
Total estimated available funds	$299,841	$277,920	$21,921	7.9%

Our cash flows generated by operating activities and our credit facility are our most significant sources of liquidity. We have a $1.0 billion revolving syndicated credit facility that matures in December 2018. This facility provides new vehicle inventory floor plan financing, used vehicle inventory financing and a revolving line of credit for general corporate purposes.

We also have the ability to raise funds through mortgaging real estate. As of March 31, 2014, our unencumbered owned operating real estate had a book value of $193.1 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $144.8 million at March 31, 2014; however, no assurances can be provided that the appraised value of this property will match or exceed its book value or that this capital source will be available on terms acceptable to us.

In addition to the above sources of liquidity, potential sources include the placement of subordinated debentures or loans, the sale of equity securities and the sale of stores or other assets. We evaluate all of these options and may select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Information about our cash flows, by category, is presented in our Consolidated Statement of Cash Flows. The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Change
Net cash provided by (used in) operating activities	$(22,387)	$49,757	$(72,144)
Net cash used in investing activities	(47,822)	(8,467)	(39,355)
Net cash provided by (used in) financing activities	68,863	(69,123)	137,986

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2014 compared to the same period of 2013 decreased $72.1 million.

Borrowings from and repayments to our syndicated lending group related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory and the associated financing, we also consider our net cash provided by operating activities adjusted to include cash activity associated with our new vehicle credit facility.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Net cash provided by (used in) operating activities – as reported	$(22,387)	$49,757	$(72,144)

Add: Net borrowings on floor plan notes payable, non-trade	51,783	953	50,830
Net cash provided by operating activities – adjusted	$29,396	$50,710	$(21,314)

Adjusted net cash provided by operating activities decreased $21.3 million in the first three months of 2014 compared to the same period of 2013. This decrease was primarily driven by increased inventory and receivable levels.

Investing Activities

Net cash used in investing activities totaled $47.8 million and $8.5 million for the three-month periods ended March 31, 2014 and 2013, respectively. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities:

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Increase
Capital expenditures	$(12,630)	$(6,585)	$6,045
Cash paid for acquisitions, net of cash acquired	(31,689)	-	31,689

Capital expenditures

Below is a summary of our capital expenditure activities:

	Three Months Ended March 31,
(Dollars in thousands)
	2014	2013
Post-acquisition capital improvements	$1,662	$3,154
Facilities for open points	2,747	-
Purchases of real estate	2,383	-
Existing facility improvements	3,707	1,364
Maintenance	2,131	2,067
Total capital expenditures	$12,630	$6,585

We expect to make capital expenditures in 2014 of approximately $92 million for capital improvements at recently acquired stores, purchases of land for expansion of existing stores, facility image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

Many manufacturers provide assistance in the form of additional vehicle incentives if facilities meet image standards and requirements. Certain facility upgrades and remodels will generate additional manufacturer incentive payments.

We expect to make a portion of our future capital expenditures to upgrade facilities that we recently acquired. This additional capital investment is contemplated in our initial evaluation of the investment return metrics applied to each acquisition and is usually associated with manufacturer image standards and requirements.

Acquisitions

We acquired four stores in the first three months of 2014. These acquisitions diversify our brand and geographic mix as we continue to evaluate our portfolio to minimize exposure to any one manufacturer and achieve financial returns. We did not acquire any stores in the first three months of 2013.

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

Financing Activities

Net cash provided by financing activities totaled $68.9 million for the three-month period ended March 31, 2014. For this same period in 2013, net cash used in financing activities totaled $69.1 million. Cash flows from financing activities relate to debt issuances, repayments and recurring monthly payments as well as equity transactions.

	Three Months Ended March 31,
(Dollars in thousands)	2014	2013	Change
Net borrowings (repayments) on lines of credit	$23,275	$(38,303)	$61,578
Principal payments on long-term debt, unscheduled	-	(25,770)	25,770
Repurchases of common stock	(7,941)	(7,903)	(38)
Dividends paid	(3,378)	-	(3,378)

Borrowing and Repayment Activity

During the first three months of 2014, we had net borrowings of $23.3 million associated with our used vehicle financing facility and our revolving line of credit. These borrowings primarily related to the funding of our acquisition activity. In the first three months of 2013, we strategically paid off $25.8 million in outstanding mortgages, which reduced our interest expense.

We continue to deleverage our balance sheet, which provides us with liquidity that can be deployed in future periods if accretive opportunities arise. As of March 31, 2014 our debt to total capital ratio, excluding floor plan notes payable, was 33.2% compared to 32.0% as of December 31, 2013.

Equity Transactions

Under the share repurchase program authorized by our Board of Directors and repurchases associated with stock compensation activity, we repurchased 121,719 shares of our Class A common stock at an average price of $65.24 per share in the first three months of 2014.

In the first three months of 2014, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2014	$0.13	$3,378

Management evaluates performance and makes a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Inventories

As of March 31, 2014, our new vehicle days supply was 69, or two days lower than our days supply as of March 31, 2013. Our days supply of used vehicles was 46 days as of March 31, 2014, which is equal to our days supply as of March 31, 2013. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

	Outstanding as of March 31, 2014	Remaining Available as of March 31, 2014
New vehicle floor plan commitment	$744,786	$-	(1),(4)
Floor plan notes payable	19,978	-	(4)
Used vehicle inventory financing facility	95,812	-	(3)
Revolving line of credit	12,463	132,701	(2),(3)
Real estate mortgages	163,093	-
Other debt	5,732	-
Liabilities associated with assets held for sale	7,142	-	(4)
Total debt	$1,049,006	$132,701

(1)	As of March 31, 2014, we had a $750 million new vehicle floor plan commitment as part of our credit facility.
(2)	Available credit is based on the borrowing base amount effective as of March 31, 2014. This amount is reduced by $4.8 million for outstanding letters of credit.
(3)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(4)

As of March 31, 2014, an additional $5.2 million of floor plan notes payable outstanding on our new vehicle floor plan commitment and $1.9 million of floor plan notes payable on vehicles designated as service loaners were recorded as liabilities related to assets held for sale.

Credit Facility

We have a $1.0 billion, five-year revolving credit facility with a syndicate of 13 financial institutions, including seven manufacturer-affiliated finance companies. Our credit facility provides a new vehicle inventory floor plan commitment, a used vehicle inventory financing facility and a revolving line of credit for general corporate purposes, including acquisitions and working capital. This credit facility may be expanded to $1.25 billion total availability, subject to lender approval.

We may request a reallocation of up to $250 million of any unused portion of our credit facility as long as no event of default has occurred. A reallocation may be requested monthly and cannot result in a change in either our used vehicle inventory financing facility or the revolving line of credit exceeding the lesser of 20% of the aggregate commitment or $200 million. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

The new vehicle floor plan commitment is collateralized by our new vehicle inventory. Our used vehicle inventory financing facility is collateralized by our used vehicle inventory that has been in stock for less than 180 days. Our revolving line of credit is secured by our outstanding receivables related to vehicle sales, unencumbered vehicle inventory, other eligible receivables, parts and accessories and equipment.

We have the ability to deposit up to $50 million in cash in Principal Reduction “PR” accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of March 31, 2014, we had no amounts deposited in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt and the calculated leverage ratio, with the rate ranging from the one-month LIBOR plus 1.25% to the one-month LIBOR plus 2.5%. The annual interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 1.4% at March 31, 2014. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.7% and 1.4%, respectively, at March 31, 2014.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement			As of March 31, 2014
Current ratio	Not less than 1.20	to	1	1.37	to	1
Fixed charge coverage ratio	Not less than 1.20	to	1	4.09	to	1
Leverage ratio	Not more than 5.00	to	1	1.39	to	1
Funded debt restriction (millions)	Not to exceed $375				$168.8

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

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At March 31, 2014, $20.0 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities on the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.7% to 4.4% at March 31, 2014. The mortgages are payable in various installments through May 2031. As of March 31, 2014, we had fixed interest rates on 79% of our outstanding mortgage debt.

Our other debt includes capital leases and had interest rates that ranged from 2.0% to 9.4% at March 31, 2014. This debt, which totaled $5.7 million at March 31, 2014, is due in various installments through January 2024.

Recent Accounting Pronouncements

See Note 13 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

There have been no material changes in the critical accounting policies and use of estimates described in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2014.

Seasonality and Quarterly Fluctuations

Historically, our sales have been lower in the first and fourth quarters of each year due to consumer purchasing patterns during the holiday season, inclement weather in certain of our markets and the reduced number of business days during the holiday season. As a result, financial performance is expected to be lower during the first and fourth quarters than during the second and third quarters of each fiscal year. However, more recently, our franchise diversification and cost control efforts have moderated the significance of our seasonality. We believe that interest rates, levels of consumer debt, consumer confidence and manufacturer sales incentives, as well as general economic conditions, also contribute to fluctuations in sales and operating results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2013 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 21, 2014.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Except as disclosed in Note 5 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q, there have been no new proceedings or material changes to proceedings previously disclosed in our 2013 Annual Report on Form 10-K. The information in this Form 10-Q should be read in conjunction with the legal proceedings disclosed in that report, which was filed with the Securities and Exchange Commission on February 21, 2014.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2013 Annual Report on Form 10-K. The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in that report, which was filed with the Securities and Exchange Commission on February 21, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the first quarter of 2014:

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum number of shares that may yet be purchased under the plans
January 1 to January 31	-		$-	-	1,726,953
February 1 to February 28	31,701	(2)	59.84	5,000	1,721,953
March 1 to March 31	90,018	(2)	67.14	10,000	1,711,953
Total	121,719		65.24	15,000	1,711,953

(1)

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock and on July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. Through March 31, 2014, we have repurchased 1,288,047 shares at an average price of $24.65 per share. This authority to repurchase shares does not have an expiration date nor a maximum aggregate dollar amount for repurchases.

(2)

Of the shares repurchased in February and March of 2014, 26,701 and 80,018, respectively, were related to the payment of taxes associated with the exercise of stock options or the vesting of restricted stock units.

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

Date: April 25, 2014	LITHIA MOTORS, INC.

	By:	/s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

	By:	/s/ John F. North III
John F. North III
Vice President and
Corporate Controller
(Principal Accounting Officer)