Form 10-Q
period 2014-06-30
LITHIA MOTORS INC
filed 2014-08-08
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	23,545,648
Class B common stock without par value	2,562,231
(Class)	(Outstanding at August 8, 2014)

LITHIA MOTORS, INC.

FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$28,203	$23,686
Accounts receivable, net	191,228	170,519
Inventories, net	981,223	859,019
Deferred income taxes	222	1,548
Other current assets	12,028	15,251
Assets held for sale	-	11,526
Total Current Assets	1,212,904	1,081,549

Property and equipment, net of accumulated depreciation of $113,594 and $106,871	528,254	481,212
Goodwill	65,004	49,511
Franchise value	77,728	71,199
Deferred income taxes	14,624	10,256
Other non-current assets	41,613	31,394
Total Assets	$1,940,127	$1,725,121

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$20,598	$18,789
Floor plan notes payable: non-trade	806,684	695,066
Current maturities of long-term debt	7,578	7,083
Trade payables	56,384	51,159
Accrued liabilities	112,742	94,143
Liabilities related to assets held for sale	-	6,271
Total Current Liabilities	1,003,986	872,511

Long-term debt, less current maturities	260,835	245,471
Deferred revenue	48,918	44,005
Other long-term liabilities	34,537	28,412
Total Liabilities	1,348,276	1,190,399

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,544 and 23,329	266,172	268,255
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 2,562 and 2,562	319	319
Additional paid-in capital	26,045	22,598
Accumulated other comprehensive loss	(1,259)	(1,538)
Retained earnings	300,574	245,088
Total Stockholders' Equity	591,851	534,722
Total Liabilities and Stockholders' Equity	$1,940,127	$1,725,121

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
New vehicle	$694,484	$569,487	$1,274,006	$1,062,928
Used vehicle retail	310,475	258,465	612,368	497,693
Used vehicle wholesale	44,286	37,691	86,979	77,197
Finance and insurance	43,838	34,218	83,469	65,881
Service, body and parts	114,337	94,462	218,954	184,902
Fleet and other	14,382	14,182	24,132	22,984
Total revenues	1,221,802	1,008,505	2,299,908	1,911,585
Cost of sales:
New vehicle	648,490	530,699	1,188,988	989,493
Used vehicle retail	266,408	219,572	527,505	423,827
Used vehicle wholesale	42,782	36,996	84,144	75,528
Service, body and parts	58,155	47,769	111,940	94,430
Fleet and other	13,667	13,636	22,970	22,036
Total cost of sales	1,029,502	848,672	1,935,547	1,605,314
Gross profit	192,300	159,833	364,361	306,271
Selling, general and administrative	125,463	109,283	247,292	210,414
Depreciation and amortization	5,825	4,899	11,332	9,620
Operating income	61,012	45,651	105,737	86,237
Floor plan interest expense	(3,215)	(3,036)	(6,199)	(6,485)
Other interest expense	(1,869)	(1,941)	(3,843)	(4,302)
Other income, net	1,146	584	2,083	1,385
Income from continuing operations before income taxes	57,074	41,258	97,778	76,835
Income tax provision	(21,904)	(15,977)	(37,914)	(29,672)
Income from continuing operations, net of income tax	35,170	25,281	59,864	47,163
Income from discontinued operations, net of income tax	3,139	274	3,179	447
Net income	$38,309	$25,555	$63,043	$47,610

Basic income per share from continuing operations	$1.35	$0.98	$2.30	$1.83
Basic income per share from discontinued operations	0.12	0.01	0.12	0.02
Basic net income per share	$1.47	$0.99	$2.42	$1.85

Shares used in basic per share calculations	26,119	25,782	26,047	25,730

Diluted income per share from continuing operations	$1.34	$0.97	$2.27	$1.81
Diluted income per share from discontinued operations	0.11	0.01	0.12	0.01
Diluted net income per share	$1.45	$0.98	$2.39	$1.82

Shares used in diluted per share calculations	26,331	26,134	26,326	26,120

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$38,309	$25,555	$63,043	$47,610
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $81, $209, $174, and $524 respectively	130	338	279	844
Comprehensive income	$38,439	$25,893	$63,322	$48,454

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$63,043	$47,610
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,332	9,620
Stock-based compensation	3,259	2,603
Loss on disposal of other assets	62	33
Gain on sale of franchise	(5,744)	-
Deferred income taxes	2,840	825
Excess tax benefit from share-based payment arrangements	(6,058)	(5,408)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(20,709)	(10,684)
Inventories	(77,300)	(48,899)
Other current assets	1,360	5,980
Other non-current assets	(7,311)	(3,394)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable, net	368	3,384
Trade payables	1,411	2,078
Accrued liabilities	17,594	8,812
Other long-term liabilities and deferred revenue	11,659	11,889
Net cash provided by (used in) operating activities	(4,194)	24,449

Cash flows from investing activities:
Principal payments received on notes receivable	-	61
Capital expenditures	(35,230)	(22,107)
Proceeds from sales of assets	103	420
Payments for life insurance policies	(3,454)	(2,566)
Cash paid for acquisitions	(79,482)	(31,786)
Cash from dispositions	10,617	-
Net cash used in investing activities	(107,446)	(55,978)

Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade, net	112,910	5,989
Borrowings on lines of credit	578,000	358,000
Repayments on lines of credit	(567,000)	(327,318)
Principal payments on long-term debt, scheduled	(3,693)	(3,667)
Principal payments on long-term debt and capital leases, other	-	(25,770)
Proceeds from issuance of long-term debt	5,392	4,721
Proceeds from issuance of common stock	2,253	2,843
Repurchase of common stock	(10,206)	(7,903)
Excess tax benefit from share-based payment arrangements	6,058	5,408
Dividends paid	(7,557)	(3,356)
Net cash provided by financing activities	116,157	8,947

Decrease in cash and cash equivalents	4,517	(22,582)

Cash and cash equivalents at beginning of period	23,686	42,839
Cash and cash equivalents at end of period	$28,203	$20,257

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$10,218	$10,989
Cash paid during the period for income taxes, net	23,444	16,111

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	3,161	-
Floorplan debt paid in connection with dealership disposals	3,311	-

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed Consolidated Financial Statements contain unaudited information as of June 30, 2014 and for the three- and six-month periods ended June 30, 2014 and 2013. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2013 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2013 is derived from our 2013 Annual Report on Form 10-K. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2013 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented.

These reclassifications had no impact on previously reported net income.

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Contracts in transit	$99,390	$85,272
Trade receivables	24,960	23,154
Vehicle receivables	25,728	23,606
Manufacturer receivables	33,852	31,662
Auto loan receivables	17,828	$11,438
Other receivables	5,573	5,622
	207,331	180,754
Less: Allowance	(805)	(546)
Less: Long-term portion of accounts receivable, net	(15,298)	(9,689)
Total accounts receivable, net	$191,228	$170,519

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventory consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
New vehicles	$741,220	$657,043
Used vehicles	203,645	167,814
Parts and accessories	36,358	34,162
Total inventories	$981,223	$859,019

Note 4. Goodwill

The changes in the carrying amounts of goodwill are as follows (in thousands):

Goodwill
Balance as of December, 31, 2012, gross	$331,313
Accumulated impairment loss	(299,266)
Balance as of December 31, 2012, net	32,047
Additions through acquisitions	17,464
Balance as of December 31, 2013, net	49,511
Additions through acquisition	15,493
Balance as of June 30, 2014, net	$65,004

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

In June 2013, the parties agreed to mediate the claims. The mediation resulted in a settlement agreement that received the final approval of the Court on December 11, 2013.  Under the settlement agreement, we agreed to reimburse plaintiffs’ legal fees and to pay (i) $450 in the form of cash and vouchers to valid claimants and (ii) $3,000 for each claim representative. The majority of cash and vouchers have been mailed.

We have recorded expenses of $6.7 million to settle all claims against us and to pay plaintiffs’ legal fees. Of this amount, $0.7 million in expense was recorded in the six months ended June 30, 2014, as a component of selling, general and administrative expense in our Consolidated Statements of Operations. As of June 30, 2014, the liability for unused vouchers, assuming an expected redemption rate, was $1.3 million and is recorded as a component of accrued liabilities on the Consolidated Balance Sheet. We believe that these estimates are reasonable; however, actual cost could differ materially.

Note 6. Stockholders’ Equity

Reclassification From Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss was as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Affected Line Item in the Consolidated Statements of Operations
Loss on cash flow hedges	$(118)	$(252)	Floor plan interest expense
Taxes	45	96	Income tax provision
Loss on cash flow hedges, net	$(73)	$(156)

See Note 9 for more details regarding our derivative contracts.

Share Repurchases

In 2011 and 2012, our Board of Directors authorized the repurchase of up to a total of 3,000,000 shares of our Class A common stock. In the six months ended June 30, 2014, we repurchased 45,000 shares at an average price of $71.73 per share, for a total of $3.2 million. Through June 30, 2014, we have repurchased 1,318,047 shares and 1,681,953 shares remained available for repurchase. This authority to repurchase shares does not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

In addition, we repurchased 106,772 shares during the first six months of 2014 at an average price of $65.36, for a total of $7.0 million, related to tax withholdings associated with the vesting of restricted stock units.

Dividends

Dividends paid on our Class A and Class B common stock in the six months ended June 30, 2014 were as follows:

Quarter paid:	Dividend amount per share	Total amount of dividend (in thousands)
First quarter	$0.13	$3,378
Second quarter	0.16	4,179

See Note 14 for a discussion of a dividend related to our second quarter 2014 financial results.

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

In 2014, we made discretionary contributions of $2.1 million to the LTIP. Participants will receive a guaranteed return of 5.25% in 2014. We recognized compensation expense related to the LTIP as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Compensation expense	$377	$352	$1,077	$686

As of June 30, 2014 and December 31, 2013, the balance due to participants was $9.4 million and $7.1 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

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

There were no changes to our valuation techniques during the six-month period ended June 30, 2014.

Assets and Liabilities Measured at Fair Value

Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at June 30, 2014	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$-	$(2,375)	$-

Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$-	$(2,900)	$-

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

We have fixed-rate debt and calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of June 30, 2014, this debt had maturity dates between November 2016 and May 2031. A summary of the aggregate carrying values and fair values of our long-term fixed-interest rate debt is as follows (in thousands):

	June 30, 2014	December 31, 2013
Carrying value	$138,283	$132,616
Fair value	135,762	126,786

Note 9. Derivative Financial Instrument

From time to time, we enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

As of June 30, 2014, we had a $25 million interest rate swap outstanding with U.S. Bank Dealer Commercial Services. This interest rate swap matures on June 15, 2016 and has a fixed rate of 5.587% per annum. The variable rate on the interest rate swap is the one-month LIBOR rate. At June 30, 2014, the one-month LIBOR rate was 0.15% per annum, as reported in the Wall Street Journal.

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value for the effective portion of these interest rate swaps in comprehensive income rather than net income until the underlying hedged transaction affects net income. If a swap is no longer designated as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income as the forecasted transaction occurs. If the forecasted transaction is probable of not occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income immediately. The estimated amount that we expect to reclassify from accumulated other comprehensive loss to net income within the next twelve months is $1.2 million at June 30, 2014.

At June 30, 2014 and December 31, 2013, the fair value of our derivative instrument was included in our Consolidated Balance Sheets as follows (in thousands):

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	June 30, 2014

Interest Rate Swap Contract	Accrued liabilities	$1,228
	Other long-term liabilities	1,147
		$2,375

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2013

Interest Rate Swap Contract	Accrued liabilities	$1,215
	Other long-term liabilities	1,685
		$2,900

The effect of derivative instruments on our Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2014 and 2013 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended June 30, 2014
Interest Rate Swap Contract	$93	Floor plan interest expense	$(118)	Floor plan interest expense	$(188)

Three Months Ended June 30, 2013
Interest Rate Swap Contracts	$381	Floor plan interest expense	$(166)	Floor plan interest expense	$(296)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Six Months Ended June 30, 2014
Interest Rate Swap Contract	$201	Floor plan interest expense	$(252)	Floor plan interest expense	$(359)

Six Months Ended June 30, 2013
Interest Rate Swap Contracts	$896	Floor plan interest expense	$(472)	Floor plan interest expense	$(890)

See also Note 8.

Note 10. Acquisitions

In the first six months of 2014, we completed the following acquisitions, which contributed revenues of $53.3 million for the six months ended June 30, 2014:

●	On January 31, 2014, we acquired Island Honda in Kahului, Hawaii.
●	On February 3, 2014, we acquired Stockton Volkswagen in Stockton, California.
●	On March 5, 2014, we acquired Honolulu Buick GMC Cadillac and Honolulu Volkswagen in Honolulu, Hawaii.
●	On April 1, 2014, we acquired Corpus Christi Ford in Corpus Christi, Texas.
●	On June 11, 2014, we acquired Portland GMC Buick and Portland Cadillac in Portland, Oregon.

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

No portion of the purchase price was paid with our equity securities. The following table summarizes the consideration paid for the acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration
Cash paid, net of cash acquired	$79,482
Debt issued	3,161
$82,643

Assets Acquired and Liabilities Assumed
Inventories	$42,997
Franchise value	6,529
Property, plant and equipment	17,302
Other assets	430
Other liabilities	(108)
67,150
Goodwill	15,493
$82,643

In the first quarter of 2014, we assumed a contract associated with an acquisition and determined the remaining term would not provide economic benefit. As a result, we recorded costs of $1.4 million associated with the contract. For the three and six month periods ended June 30, 2014, we recorded acquisition expense of $0.2 million. This amount is included as a component of selling, general and administrative expense in our Consolidated Statements of Operations. We did not have any material acquisition-related expenses in 2013.

We account for franchise value as an indefinite-lived intangible asset. We expect the full amount of the goodwill recognized to be deductible for tax purposes.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three- and six-month periods ended June 30, 2013 and 2014 had occurred on January 1, 2013 (in thousands, except for per share amounts):

Three Months Ended June 30,	2014	2013
Revenue	$1,232,950	$1,113,612
Income from continuing operations, net of tax	35,504	26,447
Basic income per share from continuing operations, net of tax	1.36	1.03
Diluted income per share from continuing operations, net of tax	1.35	1.01

Six Months Ended June 30,	2014	2013
Revenue	$2,353,299	$2,115,438
Income from continuing operations, net of tax	60,732	49,405
Basic income per share from continuing operations, net of tax	2.33	1.92
Diluted income per share from continuing operations, net of tax	2.31	1.89

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

On May 1, 2014, we completed the sale of our one store which had been classified as held for sale since October 2012. As of June 30, 2014, we have no stores or properties classified as held for sale.

Actual floor plan interest expense for the store classified as discontinued operations is directly related to the store’s new vehicles. Interest expense related to our used vehicle inventory financing and revolving line of credit is allocated based on the working capital level of the store. For the six months ended June 30, 2014 and 2013, interest expense included as a component of discontinued operations was immaterial.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$3,920	$10,078	$12,569	$18,878

Pre-tax income (loss) from discontinued operations	$(532)	$409	$(467)	$693
Net gain on disposal activities	5,744	-	5,744	-
	5,212	409	5,277	693
Income tax expense	(2,073)	(135)	(2,098)	(246)
Income from discontinued operations, net of income tax expense	$3,139	$274	$3,179	$447
Goodwill and other intangible assets disposed of	221	-	221	-
Cash generated from disposal activities	10,617	-	10,617	-
Floor plan debt paid in connection with disposal activities	3,311	-	3,311	-

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

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the three-month periods ended June 30, 2014 and 2013 (in thousands, except per share amounts):

Three Months Ended June 30,	2014		2013
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$31,720	$3,450	$22,734	$2,547
Distributed income applicable to common stockholders	(3,769)	(410)	(3,018)	(338)
Basic undistributed income from continuing operations applicable to common stockholders	$27,951	$3,040	$19,716	$2,209

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,557	2,562	23,185	2,597

Basic income per share from continuing operations applicable to common stockholders	$1.35	$1.35	$0.98	$0.98
Basic distributed income per share from continuing operations applicable to common stockholders	(0.16)	(0.16)	(0.13)	(0.13)
Basic undistributed income per share from continuing operations applicable to common stockholders	$1.19	$1.19	$0.85	$0.85

Three Months Ended June 30,	2014		2013
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$3,769	$410	$3,018	$338
Reallocation of distributed income as a result of conversion of dilutive stock options	3	(3)	5	(5)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	407	-	333	-
Diluted distributed income applicable to common stockholders	$4,179	$407	$3,356	$333
Undistributed income from continuing operations applicable to common stockholders	$27,951	$3,040	$19,716	$2,209
Reallocation of undistributed income as a result of conversion of dilutive stock options	25	(25)	30	(30)
Reallocation of undistributed income due to conversion of Class B to Class A	3,015	-	2,179	-
Diluted undistributed income from continuing operations applicable to common stockholders	$30,991	$3,015	$21,925	$2,179

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	23,557	2,562	23,185	2,597
Weighted average number of shares from stock options	212	-	352	-
Conversion of Class B to Class A common shares outstanding	2,562	-	2,597	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,331	2,562	26,134	2,597

Diluted income per share from continuing operations applicable to common stockholders	$1.34	$1.34	$0.97	$0.97
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.16)	(0.16)	(0.13)	(0.13)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$1.18	$1.18	$0.84	$0.84

Three Months Ended June 30,	2014		2013
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	12	-	18	-

Six Months Ended June 30,	2014		2013
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$53,976	$5,888	$42,254	$4,909
Distributed income applicable to common stockholders	(6,814)	(743)	(3,007)	(349)
Basic undistributed income from continuing operations applicable to common stockholders	$47,162	$5,145	$39,247	$4,560

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,485	2,562	23,052	2,678

Basic income per share from continuing operations applicable to common stockholders	$2.30	$2.30	$1.83	$1.83
Basic distributed income per share from continuing operations applicable to common stockholders	(0.29)	(0.29)	(0.13)	(0.13)
Basic undistributed income per share from continuing operations applicable to common stockholders	$2.01	$2.01	$1.70	$1.70

Six Months Ended June 30,	2014		2013
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$6,814	$743	$3,007	$349
Reallocation of distributed income as a result of conversion of dilutive stock options	8	(8)	5	(5)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	735	-	344	-
Diluted distributed income applicable to common stockholders	$7,557	$735	$3,356	$344
Undistributed income from continuing operations applicable to common stockholders	$47,162	$5,145	$39,247	$4,560
Reallocation of undistributed income as a result of conversion of dilutive stock options	55	(55)	69	(69)
Reallocation of undistributed income due to conversion of Class B to Class A	5,090	-	4,491	-
Diluted undistributed income from continuing operations applicable to common stockholders	$52,307	$5,090	$43,807	$4,491

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	23,485	2,562	23,052	2,678
Weighted average number of shares from stock options	279	-	390	-
Conversion of Class B to Class A common shares outstanding	2,562	-	2,678	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,326	2,562	26,120	2,678

Diluted income per share from continuing operations applicable to common stockholders	$2.27	$2.27	$1.81	$1.81
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.29)	(0.29)	(0.13)	(0.13)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$1.98	$1.98	$1.68	$1.68

Six Months Ended June 30,	2014		2013
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	14	-	19	-

Note 13. Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update that amends the accounting guidance related to discontinued operations. This amendment defines discontinued operations as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. This amendment also introduces new disclosures for disposals. The amendments in this accounting standard update are effective for fiscal years beginning after December 15, 2014 and applies to new disposals and new classifications of disposal groups as held for sale after the effective date. The accounting standard update is expected to result in fewer disposals being presented as discontinued operations and, because the guidance relates to presentation and disclosure requirements, will not affect our consolidated financial position, results of operations, or cash flows.

On May 28, 2014, the FASB issued an accounting standard update which amends the accounting guidance related to revenues. This amendment will replace most of the existing revenue recognition guidance when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect this amendment will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Note 14. Subsequent Events

Acquisition

On July 28, 2014, we acquired the inventory, equipment and intangible assets of Bellingham Buick GMC in Bellingham, Washington. We paid $1.7 million in cash for this acquisition.

Common Stock Dividend

On July 21, 2014, our Board of Directors approved a dividend of $0.16 per share on our Class A and Class B common stock related to our second quarter 2014 financial results. The dividend will total approximately $4.2 million and will be paid on August 22, 2014 to shareholders of record on August 8, 2014.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors

Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project,” “outlook,” “target,” “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements in this Form 10-Q include, among others, statements we make regarding:

●	Future market conditions.
●	Expected operating results, such as maintaining SG&A as a percentage of gross profit in the mid to upper 60% range and targeting incremental throughput of 50% on a same store basis.
●	The increase in our annual revenues and earnings per share that we estimate will result from the dealerships that we acquired and from the DCH Auto Group transaction.

●	Our belief that the DCH Auto Group transaction will close early in the fourth quarter.
●	Anticipated availability of liquidity from our unfinanced operating real estate.
●	Anticipated levels of capital expenditures in the future.
●	Our strategies for customer retention, growth, market position, financial results and risk management.

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

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of August 8, 2014, we offer 29 brands of new vehicles and all brands of used vehicles in 101 stores in the United States and online at Lithia.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

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

Results of Continuing Operations

For the three months ended June 30, 2014 and 2013, we reported income from continuing operations, net of tax, of $35.2 million, or $1.34 per diluted share, and $25.3 million, or $0.97 per diluted share, respectively.

For the six months ended June 30, 2014 and 2013, we reported income from continuing operations, net of tax, of $59.9 million, or $2.27 per diluted share, and $47.2 million, or $1.81 per diluted share, respectively.

Discontinued Operations

The results of operations for stores sold, closed or held for sale are presented as discontinued operations for all periods in our Consolidated Statements of Operations if they qualify for reclassification under the applicable accounting guidance. As a result, our results from continuing operations are presented on a comparable basis for all periods.

We realized income from discontinued operations, net of tax, for the three months ended June 30, 2014 and 2013, of $3.1 million and $274,000, respectively. Income from discontinued operations, net of tax, for the six months ended June 30, 2014 and 2013 totaled $3.2 million and $447,000, respectively. See Note 11 of the Condensed Notes to Consolidated Financial Statements for additional information.

Key Revenue and Gross Profit Metrics

Key performance metrics for revenue and gross profit were as follows for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

Three months ended June 30, 2014	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$694,484	56.8%	$45,994	6.6%	23.9%
Used vehicle retail	310,475	25.4	44,067	14.2	22.9
Used vehicle wholesale	44,286	3.6	1,504	3.4	0.8
Finance and insurance(1)	43,838	3.6	43,838	100.0	22.8
Service, body and parts	114,337	9.4	56,182	49.1	29.2
Fleet and other	14,382	1.2	715	5.0	0.4
	$1,221,802	100.0%	$192,300	15.7%	100.0%

Three months ended June 30, 2013	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$569,487	56.5%	$38,788	6.8%	24.3%
Used vehicle retail	258,465	25.6	38,893	15.0	24.3
Used vehicle wholesale	37,691	3.7	695	1.8	0.4
Finance and insurance(1)	34,218	3.4	34,218	100.0	21.4
Service, body and parts	94,462	9.4	46,693	49.4	29.2
Fleet and other	14,182	1.4	546	3.8	0.4
	$1,008,505	100.0%	$159,833	15.8%	100.0%

Six months ended June 30, 2014	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,274,006	55.4%	$85,018	6.7%	23.3%
Used vehicle retail	612,368	26.6	84,863	13.9	23.3
Used vehicle wholesale	86,979	3.8	2,835	3.3	0.8
Finance and insurance(1)	83,469	3.6	83,469	100.0	22.9
Service, body and parts	218,954	9.5	107,014	48.9	29.4
Fleet and other	24,132	1.1	1,162	4.8	0.3
	$2,299,908	100.0%	$364,361	15.8%	100.0%

Six months ended June 30, 2013	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,062,928	55.6%	$73,435	6.9%	24.0%
Used vehicle retail	497,693	26.0	73,866	14.8	24.1
Used vehicle wholesale	77,197	4.0	1,669	2.2	0.6
Finance and insurance(1)	65,881	3.5	65,881	100.0	21.5
Service, body and parts	184,902	9.7	90,472	48.9	29.5
Fleet and other	22,984	1.2	948	4.1	0.3
	$1,911,585	100.0%	$306,271	16.0%	100.0%

(1)Commissions reported net of anticipated cancellations.

Same Store Operating Data

We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow our business at existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in May 2013 would be included in same store operating data beginning in June 2014, after its first full complete comparable month of operation. The second quarter operating results for the same store comparisons would include results for that store in only the period of June for both comparable periods.

New Vehicle Revenue and Gross Profit

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)	(Decrease)
Reported
Revenue	$694,484	$569,487	$124,997	21.9%
Gross profit	$45,994	$38,788	$7,206	18.6
Gross margin	6.6%	6.8%	(20)bp(1)

Retail units sold	20,446	17,024	3,422	20.1
Average selling price per retail unit	$33,967	$33,452	$515	1.5
Average gross profit per retail unit	$2,250	$2,278	$(28)	(1.2)

Same store
Revenue	$632,785	$566,862	$65,923	11.6%
Gross profit	$41,711	$38,588	$3,123	8.1
Gross margin	6.6%	6.8%	(20)bp

Retail units sold	18,379	16,937	1,442	8.5
Average selling price per retail unit	$34,430	$33,469	$961	2.9
Average gross profit per retail unit	$2,269	$2,278	$(9)	(0.4)

(1)A basis point is equal to 1/100th of one percent.

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)	(Decrease)
Reported
Revenue	$1,274,006	$1,062,928	$211,078	19.9%
Gross profit	$85,018	$73,435	$11,583	15.8
Gross margin	6.7%	6.9%	(20)bp(1)

Retail units sold	37,720	31,744	5,976	18.8
Average selling price per retail unit	$33,775	$33,484	$291	0.9
Average gross profit per retail unit	$2,254	$2,313	$(59)	(2.6)

Same store
Revenue	$1,175,760	$1,060,303	$115,457	10.9%
Gross profit	$78,404	$73,235	$5,169	7.1
Gross margin	6.7%	6.9%	(20)bp

Retail units sold	34,323	31,657	2,666	8.4
Average selling price per retail unit	$34,256	$33,493	$763	2.3
Average gross profit per retail unit	$2,284	$2,313	$(29)	(1.3)

New vehicle sales improved primarily due to volume growth as same store unit sales increased 8.5% and 8.4%, respectively, in the three- and six-month periods ended June 30, 2014 compared to the same periods in 2013. The number of new vehicles sold in the U.S. during the first six months of 2014 grew approximately 4.2% compared to the same period of 2013.

During the three- and six-month periods ended June 30, 2014, same store unit sales increased in all three categories of new vehicles compared to the same periods of 2013:

●	Our domestic brand same store unit sales grew 7.2% and 8.1%, respectively, compared to national domestic unit sales growth of 5.6% and 3.4%, respectively.
●	Our import brand same store unit sales grew 9.6% and 8.7%, respectively. National import brand unit sales grew 7.4% and 4.6%, respectively.
●	Our luxury brand same store unit sales grew 11.2% and 9.3%, respectively, compared to national luxury brand unit sales of 10.6% and 6.8%, respectively.

Recovery from the recession in our specific markets is different than the national average. Certain of our markets saw an increase in sales volumes that exceeded the national average, while others continued to lag behind the national average. As of the most recent data available, six of the twelve states we operate in, representing approximately 53% of our revenues for the six month period ended June 30, 2014, continue to be below the pre-recessionary vehicle registration levels experienced in 2006.

New vehicle gross profit dollars increased 18.6% and 15.8%, respectively, for the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013. On a same store basis, gross profit increased 8.1% and 7.1%, respectively, for the three- and six-month periods ended June 30, 2014. These increases were due to a greater number of vehicles sold, slightly offset by lower gross profit per unit and gross margins.

We focus on gross profit dollars earned per unit, not on gross margin percentage. On a same store basis, the average gross profit per new retail unit decreased $9 and $29, respectively, for the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013. This decrease was primarily due to the strategic decision to increase market share through lower retail pricing.

Increasing new unit sales creates additional used vehicle trade-in opportunities, finance and insurance sales and future service work. We believe the incremental business generated in future periods will more than offset the lower new vehicle gross profit per unit that has occurred with the pursuit of our volume-based strategy.

Used Vehicle Retail Revenue and Gross Profit

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)	(Decrease)
Reported
Retail revenue	$310,475	$258,465	$52,010	20.1%
Retail gross profit	$44,067	$38,893	$5,174	13.3
Retail gross margin	14.2%	15.0%	(80)bp

Retail units sold	16,086	14,074	2,012	14.3
Average selling price per retail unit	$19,301	$18,365	$936	5.1
Average gross profit per retail unit	$2,739	$2,763	$(24)	(0.9)

Same store
Retail revenue	$285,555	$257,754	$27,801	10.8%
Retail gross profit	$41,011	$38,799	$2,212	5.7
Retail gross margin	14.4%	15.1%	(70)bp

Retail units sold	14,709	14,033	676	4.8
Average selling price per retail unit	$19,414	$18,368	$1,046	5.7
Average gross profit per retail unit	$2,788	$2,765	$23	0.8

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)	(Decrease)
Reported
Retail revenue	$612,368	$497,693	$114,675	23.0%
Retail gross profit	$84,863	$73,866	$10,997	14.9
Retail gross margin	13.9%	14.8%	(90)bp

Retail units sold	32,402	27,735	4,667	16.8
Average selling price per retail unit	$18,899	$17,945	$954	5.3
Average gross profit per retail unit	$2,619	$2,663	$(44)	(1.7)

Same store
Retail revenue	$570,759	$496,982	$73,777	14.8%
Retail gross profit	$79,820	$73,765	$6,055	8.2
Retail gross margin	14.0%	14.8%	(80)bp

Retail units sold	29,964	27,694	2,270	8.2
Average selling price per retail unit	$19,048	$17,945	$1,103	6.1
Average gross profit per retail unit	$2,664	$2,664	$-	-

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

During the three- and six-month periods ended June 30, 2014, sales increased in all three categories of used vehicles compared to the same periods of 2013:

●	Same store unit sales for manufacturer certified pre-owned vehicles increased 11.3% and 19.0%, respectively.
●	Same store unit sales for the late model, lower-mileage vehicle category increased 2.7% and 5.2%, respectively.
●	Same store unit sales for the value auto category increased 4.1% and 6.7%, respectively.

Same store used vehicle retail revenue grew 10.8% and 14.8%, respectively, for the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013. An increasing supply of late model vehicles caused our certified pre-owned segment to grow more quickly than the other categories, resulting in revenue outpacing unit growth.

On average, each of our stores currently sells approximately 55 retail used vehicle units per month, compared to 51 in the same period of 2013. We target increasing average sales to 75 units per month.

Used retail vehicle gross profit dollars increased 13.3% and 14.9%, respectively, for the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013. On a same store basis, gross profit increased 5.7% and 8.2%, respectively, for the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013. These increases were related to volume growth offset by a decrease in gross margins as growth in certified pre-owned vehicles, which have a lower gross margin percentage, outpaced growth in our other used vehicle categories. Similar to new vehicle sales, we focus on gross profit dollars earned per unit, not on gross margin percentage, in evaluating our sales performance.

Used Vehicle Wholesale Revenue and Gross Profit

	Three Months Ended June 30,
(Dollars in thousands, except per unit amounts)	2014	2013	Increase	% Increase
Reported
Wholesale revenue	$44,286	$37,691	$6,595	17.5%
Wholesale gross profit	$1,504	$695	$809	116.4
Wholesale gross margin	3.4%	1.8%	160bp

Wholesale units sold	6,047	5,241	806	15.4
Average selling price per wholesale unit	$7,324	$7,192	$132	1.8
Average gross profit per retail unit	$249	$133	$116	87.2

Same store
Wholesale revenue	$41,937	$37,692	$4,245	11.3%
Wholesale gross profit	$1,444	$748	$696	93.0
Wholesale gross margin	3.4%	2.0%	140bp

Wholesale units sold	5,649	5,241	408	7.8
Average selling price per wholesale unit	$7,424	$7,192	$232	3.2
Average gross profit per retail unit	$256	$143	$113	79.0

	Six Months Ended June 30,
(Dollars in thousands, except per unit amounts)	2014	2013	Increase	% Increase
Reported
Wholesale revenue	$86,979	$77,197	$9,782	12.7%
Wholesale gross profit	$2,835	$1,669	$1,166	69.9
Wholesale gross margin	3.3%	2.2%	110bp

Wholesale units sold	11,900	10,565	1,335	12.6
Average selling price per wholesale unit	$7,309	$7,307	$2	-
Average gross profit per retail unit	$238	$158	$80	50.6

Same store
Wholesale revenue	$83,060	$77,172	$5,888	7.6%
Wholesale gross profit	$2,758	$1,781	$977	54.9
Wholesale gross margin	3.3%	2.3%	100bp

Wholesale units sold	11,200	10,564	636	6.0
Average selling price per wholesale unit	$7,416	$7,305	$111	1.5
Average gross profit per retail unit	$246	$169	$77	45.6

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended June 30,			%
(Dollars in thousands, except per unit amounts)	2014	2013	Increase	Increase
Reported
Revenue	$43,838	$34,218	$9,620	28.1%
Average finance and insurance per retail unit	$1,200	$1,100	$100	9.1%

Same store
Revenue	$39,892	$34,139	$5,753	16.9%
Average finance and insurance per retail unit	$1,206	$1,102	$104	9.4%

	Six Months Ended June 30,			%
(Dollars in thousands, except per unit amounts)	2014	2013	Increase	Increase
Reported
Revenue	$83,469	$65,881	$17,588	26.7%
Average finance and insurance per retail unit	$1,190	$1,108	$82	7.4%

Same store
Revenue	$77,322	$65,810	$11,512	17.5%
Average finance and insurance per retail unit	$1,203	$1,109	$94	8.5%

The increases in finance and insurance sales were driven by increased vehicle sales volume and higher retail prices in the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013. Penetration rates on arranging financing for our customers and the sale of extended service contracts also increased. As a result, our average finance and insurance revenue per retail unit increased. We continue to see the availability of consumer credit expand in 2014 with lenders increasing the average loan-to-value amount available to most customers.

Penetration rates for specific categories of products were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Finance and insurance	80%	78%	79%	77%
Service contracts	43	42	43	42
Lifetime lube, oil and filter contracts	36	37	37	36

Service, Body and Parts Revenue and Gross Profit

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2014	2013	(Decrease)	% Increase
Reported
Customer pay	$64,331	$53,243	$11,088	20.8%
Warranty	19,908	15,707	4,201	26.7
Wholesale parts	19,950	16,916	3,034	17.9
Body shop	10,148	8,596	1,552	18.1
Total service, body and parts	$114,337	$94,462	$19,875	21.0%

Service, body and parts gross profit	$56,182	$46,693	$9,489	20.3%
Service, body and parts gross margin	49.1%	49.4%	(30)bp

Same store
Customer pay	$58,109	$52,932	$5,177	9.8%
Warranty	17,980	15,627	2,353	15.1
Wholesale parts	18,257	16,879	1,378	8.2
Body shop	9,424	8,596	828	9.6
Total service, body and parts	$103,770	$94,034	$9,736	10.4%

Service, body and parts gross profit	$50,988	$46,452	$4,536	9.8%
Service, body and parts gross margin	49.1%	49.4%	(30)bp

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2014	2013	(Decrease)	% Increase
Reported
Customer pay	$121,160	$102,561	$18,599	18.1%
Warranty	37,826	30,047	7,779	25.9
Wholesale parts	39,744	34,266	5,478	16.0
Body shop	20,224	18,028	2,196	12.2
Total service, body and parts	$218,954	$184,902	$34,052	18.4%

Service, body and parts gross profit	$107,014	$90,472	$16,542	18.3%
Service, body and parts gross margin	48.9%	48.9%	-

Same store
Customer pay	$111,382	$102,252	$9,130	8.9%
Warranty	34,793	29,967	4,826	16.1
Wholesale parts	37,023	34,230	2,793	8.2
Body shop	19,501	18,028	1,473	8.2
Total service, body and parts	$202,699	$184,477	$18,222	9.9%

Service, body and parts gross profit	$98,906	$90,277	$8,629	9.6%
Service, body and parts gross margin	48.8%	48.9%	(10)bp

Our service, body and parts sales grew in all areas in the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013. There are more late model vehicles in operation as new vehicle sales volumes have been increasing since 2010. We believe our sales in this area may increase in the coming years as more late model vehicles require repairs and maintenance.

We focus on retaining customers by offering competitively priced routine maintenance and increasing our marketing efforts. We increased our same store customer pay business 9.8% and 8.9%, respectively, in the three- and six-month periods ended June 30, 2014 compared to the same periods in 2013.

In the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013, same store warranty sales increased 15.1% and 16.1%, respectively. In 2014, several franchises, including General Motors, Chrysler and Toyota, have announced significant vehicle recalls. These recalls have increased warranty sales. Additionally, we continue to see increases due to the growing numbers of vehicles in operation. Routine maintenance, such as oil changes, offered by certain franchises including BMW, Toyota and General Motors for two to four years after a vehicle is sold, provides for future work. Domestic brand warranty work increased 37.6% and 33.1%, respectively, and import warranty work increased 6.7% and 7.0%, respectively, in the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013. Luxury warranty work decreased 4.2% for the three-month period ended June 30, 2014 compared to the same period of 2013, and increased 2.4% for the six-month period ended June 30, 2014 compared to the same period of 2013.

Wholesale parts represented 17.6% and 18.3% of our same store service, body and parts revenue mix in the first three and six months of 2014 and 17.9% and 18.6% in the first three and six months of 2013. Wholesale parts grew 8.2% in the first three and six months of 2014 compared to the same periods of 2013. We believe this increase is a function of targeting fleet and mechanical wholesale accounts.

Body shop represented 9.1% and 9.6% of our same store service, body and parts revenue mix in the first three and six months of 2014, and 9.1% and 9.8% in the first three and six months of 2013. Body shop grew 9.6% and 8.2% in the first three and six months of 2014 compared to the same periods of 2013. This increase is a result of obtaining additional direct repair relationships with insurance companies and certain personnel changes we made in 2014 that increased productivity and volume.

Service, body and parts gross profit increased 20.3% and 18.3% for the three- and six-month periods ended June 30, 2014 compared to the same periods of 2013, which is in line with our revenue growth. Our gross margins were consistent in the first three and six months of 2014 compared to the same periods of 2013.

Selling, General and Administrative Expense (“SG&A”)

SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2014	2013	(Decrease)	(Decrease)
Personnel	$85,332	$70,692	$14,640	20.7%
Advertising	10,374	9,700	674	6.9
Rent	3,757	3,324	433	13.0
Facility costs	7,301	6,658	643	9.7
Other	18,699	18,909	(210)	(1.1)
Total SG&A	$125,463	$109,283	$16,180	14.8%

	Three Months Ended June 30,		Increase
As a % of gross profit	2014	2013	(Decrease)
Personnel	44.4%	44.2%	20 bp
Advertising	5.4	6.1	(70)
Rent	2.0	2.1	(10)
Facility costs	3.8	4.2	(40)
Other	9.6	11.8	(220)
Total SG&A	65.2%	68.4%	(320) bp

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Increase	% Increase
Personnel	$166,008	$137,824	$28,184	20.4%
Advertising	20,059	18,602	1,457	7.8
Rent	7,318	7,053	265	3.8
Facility costs	14,885	13,327	1,558	11.7
Other	39,022	33,608	5,414	16.1
Total SG&A	$247,292	$210,414	$36,878	17.5%

	Six Months Ended June 30,		Increase
As a % of gross profit	2014	2013	(Decrease)
Personnel	45.6%	45.0%	60 bp
Advertising	5.5	6.1	(60)
Rent	2.0	2.3	(30)
Facility costs	4.1	4.3	(20)
Other	10.7	11.0	(30)
Total SG&A	67.9%	68.7%	(80) bp

SG&A expense increased $16.2 and $36.9 million in the three- and six-month periods ended June 30, 2014 compared to the same periods in 2013. SG&A as a percentage of gross profit was 65.2% and 68.4%, respectively, for the three months ended June 30, 2014 and 2013, and 67.9% and 68.7%, respectively, for the six months ended June 30, 2014 and 2013.

The increase in SG&A expense was primarily driven by increased variable costs associated with improved sales and an increase in store count. Additionally, during the first quarter of 2014, we recorded non-core charges of $3.9 million related to a reserve associated with a lawsuit filed in 2006 and settled in 2013, a charge for a hailstorm and a reserve for a contract assumed in an acquisition. In the second quarter of 2014, we recorded non-core charges of $0.2 million related to acquisition expenses for the pending combination with DCH Auto Group.

SG&A expense adjusted for non-core charges was as follows (in thousands):

	Three Months Ended June 30,
(Dollars in thousands)	2014	2013	Increase	% Increase
Personnel	$85,332	$70,692	$14,640	20.7%
Advertising	10,374	9,700	674	6.9
Rent	3,757	3,324	433	13.0
Facility costs	7,301	6,658	643	9.7
Adjusted other	18,536	15,096	3,440	22.8
Adjusted total SG&A	$125,300	$105,470	$19,830	18.8%

	Three Months Ended June 30,		Increase
As a % of gross profit	2014	2013	(Decrease)
Personnel	44.4%	44.2%	20 bp
Advertising	5.4	6.1	(70)
Rent	2.0	2.1	(10)
Facility costs	3.8	4.2	(40)
Adjusted other	9.6	9.4	20
Adjusted total SG&A	65.2%	66.0%	(80) bp

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Increase	% Increase
Personnel	$166,008	$137,824	$28,184	20.4%
Advertising	20,059	18,602	1,457	7.8
Rent	7,318	7,053	265	3.8
Facility costs	14,885	13,326	1,559	11.7
Adjusted other	34,928	29,796	5,132	17.2
Adjusted total SG&A	$243,198	$206,601	$36,597	17.7%

	Six Months Ended June 30,		Increase
As a % of gross profit	2014	2013	(Decrease)
Personnel	45.6%	45.0%	60 bp
Advertising	5.5	6.1	(60)
Rent	2.0	2.3	(30)
Facility costs	4.1	4.4	(30)
Adjusted other	9.5	9.7	(20)
Adjusted total SG&A	66.7%	67.5%	(80) bp

Excluding the non-core charges of $0.2 million and $4.1 million, adjusted SG&A as a percentage of gross profit was 65.2% and 66.7%, respectively, for the three and six months ended June 30, 2014. See “Non-GAAP Reconciliations” for more details. As sales volume increases and we further leverage our cost structure, we anticipate maintaining SG&A as a percentage of gross profit in the mid to upper 60% range.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A expense.

	Three Months Ended June 30,			% of Change in
(Dollars in thousands)	2014	2013	Change	Gross Profit
Gross profit	$192,300	$159,833	$32,467	100.0%
SG&A expense	(125,463)	(109,283)	(16,180)	(49.8)
Throughput contribution			$16,287	50.2%

	Six Months Ended June 30,			% of Change in
(Dollars in thousands)	2014	2013	Change	Gross Profit
Gross profit	$364,361	$306,271	$58,090	100.0%
SG&A expense	(247,292)	(210,414)	(36,878)	(63.5)
Throughput contribution			$21,212	36.5%

Throughput, excluding non-core charges, was 38.9% and 37.0% for the three- and six-month periods ended June 30, 2014. These non-core charges were $0.2 million and $4.1 million, respectively, for the three- and six-month periods ended June 30, 2014 and $3.8 million for the three- and six-month periods ended June 30, 2013. See “Non-GAAP Reconciliations” for more details.

Throughput contributions for newly opened or acquired stores reduce overall throughput as in the first year of operation, a store’s throughput is equal to the inverse of its SG&A as a percentage of gross profit. For example, a store which achieves SG&A as a percentage of gross profit of 70% will have throughput of 30% in the first year of operation.

We acquired thirteen stores and opened two new stores since the first quarter of 2013. Adjusting for these locations and the adjustments discussed above, our throughput contribution on a same store basis was 50.5% and 45.7% for the three- and six-month periods ended June 30, 2014. We continue to target a same store throughput contribution of approximately 50%.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended June 30,			%
(Dollars in thousands)	2014	2013	Increase	Increase
Depreciation and amortization	$5,825	$4,899	$926	18.9%

	Six Months Ended June 30,			%
(Dollars in thousands)	2014	2013	Increase	Increase
Depreciation and amortization	$11,332	$9,620	$1,712	17.8%

Depreciation and amortization for the three and six months ended June 30, 2014, increased compared to the same periods of 2013 as we purchased previously leased facilities, built new facilities subsequent to the acquisition of stores and invested in improvements at our facilities and replacement of equipment. These investments increase the amount of depreciable assets and amortizable expenses. In the full year of 2013 and the first six months of 2014, we had capital expenditures of $50.0 million and $35.2 million, respectively.

Operating Income

Operating income was 5.0% and 4.5% of revenue for the three-month periods ended June 30, 2014 and 2013, respectively. Operating income as a percentage of revenue was 4.6% and 4.5% for the six-month periods ended June 30, 2014 and 2013. Operating margin adjusted for non-core charges was 5.0% and 4.8% for the three- and six-month periods ended June 30, 2014. See “Non-GAAP Reconciliations” for more details. We continue to focus on cost control, which allows us to leverage our cost structure in an environment of improving sales.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense increased $0.2 million in the three months ended June 30, 2014 compared to the same period of 2013. Changes in the average outstanding balances on our floor plan facilities increased the expense $0.9 million, changes in the interest rates on our floor plan facilities decreased the expense $0.6 million and interest rate swap activity decreased the expense $0.1 million during the three months ended June 30, 2014 compared to the same period of 2013.

Floor plan interest expense decreased $0.3 million in the six months ended June 30, 2014 compared to the same period of 2013. Changes in the average outstanding balances on our floor plan facilities increased the expense $1.5 million, changes in the interest rates on our floor plan facilities decreased the expense $1.1 million and the maturity of three interest rate swaps decreased the expense $0.7 million during the six months ended June 30, 2014 compared to the same period of 2013.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended June 30,			%
(Dollars in thousands)	2014	2013	Change	Change
Floor plan interest expense (new vehicles)	$3,215	$3,036	$179	5.9%
Floor plan assistance (included as an offset to cost of sales)	(6,806)	(5,354)	1,452	27.1
Net new vehicle carrying costs	$(3,591)	$(2,318)	$1,273	(54.9)%

	Six Months Ended June 30,			%
(Dollars in thousands)	2014	2013	Change	Change
Floor plan interest expense (new vehicles)	$6,199	$6,485	$(286)	(4.4)%
Floor plan assistance (included as an offset to cost of sales)	(12,424)	(9,765)	2,659	27.2
Net new vehicle carrying costs	$(6,225)	$(3,280)	$2,945	(89.8)%

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2014	2013	(Decrease)	(Decrease)
Mortgage interest	$1,446	$1,505	$(59)	(3.9)%
Other interest	523	451	72	16.0
Capitalized interest	(100)	(15)	85	566.7
Total other interest expense	$1,869	$1,941	$(72)	(3.7)%

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2014	2013	(Decrease)	(Decrease)
Mortgage interest	$3,004	$3,491	$(487)	(14.0)%
Other interest	969	846	123	14.5
Capitalized interest	(130)	(35)	95	271.4
Total other interest expense	$3,843	$4,302	$(459)	(10.7)%

Other interest expense decreased $0.1 and $0.5 million, respectively, in the first three and six months of 2014 compared to the same periods of 2013. In 2013, we used excess cash to pay off $25.8 million in mortgages, which contributed to the decrease. Other interest expense increased due to higher volumes of borrowing on our credit facility, offset by an increase in capitalized interest.

Other Income, Net

Other income, net primarily includes interest income and the gains related to an equity investment. Other income, net was $1.1 million and $0.6 million for the three-month periods ended June 30, 2014 and 2013, and $2.1 million and $1.4 million for the six-month periods ended June 30, 2014 and 2013, respectively.

Income Tax Expense

Our effective income tax rate was 38.4% and 38.8% for the three- and six-month periods ended June 30, 2014 compared to 38.7% and 38.6%, respectively, in the comparable periods of 2013. For the full year of 2014, we forecast our income tax rate to be approximately 39.0%.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (dollars in thousands, except per share amounts) for the three and six months ended June 30, 2014 and June 30, 2013:

	Three Months Ended June 30, 2014
	As reported	Acquisition expenses	Tax attributes	Adjusted
Selling, general and administrative	$125,463	$(163)	$-	$125,300

Income from operations	61,012	163	-	61,175

Income from continuing operations before income taxes	$57,074	$163	$-	$57,237
Income tax expense	(21,904)	(63)	(73)	(22,040)
Net income from continuing operations	$35,170	$100	$(73)	$35,197

Diluted earnings per share from continuing operations	$1.34	$-	$-	$1.34
Diluted share count	26,331

	Three Months Ended June 30, 2013
	As reported	Legal accrual adjustment	Tax attribute	Adjusted
Selling, general and administrative	$109,283	$(3,813)	$-	$105,470

Income from operations	$45,651	$3,813	$-	$49,464

Income from continuing operations before income taxes	$41,258	$3,813	$-	$45,071
Income tax expense	(15,977)	(1,484)	(228)	(17,689)
Net income from continuing operations	$25,281	$2,329	$(228)	$27,382

Diluted earnings per share from continuing operations	$0.97	$0.09	$(0.01)	$1.05
Diluted share count	26,134

	Six Months Ended June 30, 2014
	As reported	Reserve adjustments	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$247,292	$(3,931)	$(163)	$-	$243,198

Income from operations	105,737	3,931	163	-	109,831

Income from continuing operations before income taxes	$97,778	$3,931	$163	$-	$101,872
Income tax expense	(37,914)	(1,545)	(63)	(73)	(39,595)
Net income from continuing operations	$59,864	$2,386	$100	$(73)	$62,277

Diluted earnings per share from continuing operations	$2.27	$0.09	$-	$-	$2.36
Diluted share count	26,326

	Six months ended June 30, 2013
	As reported	Legal accrual adjustment	Tax attribute	Adjusted
Selling, general and administrative	$210,414	$(3,813)	$-	$206,601

Income from operations	$86,237	$3,813	$-	$90,050

Income from continuing operations before income taxes	$76,835	$3,813	$-	$80,648
Income tax expense	(29,672)	(1,484)	(228)	(31,384)
Net income from continuing operations	$47,163	$2,329	$(228)	$49,264

Diluted earnings per share from continuing operations	$1.81	$0.09	$(0.01)	$1.89
Diluted share count	26,120

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

Available Sources

Below is a summary of our available funds (in thousands):

	As of June 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Cash and cash equivalents	$28,203	$20,257	$7,946	39.2%
Available credit on the Credit Facility	83,980	90,983	(7,003)	(7.7)
Total current available funds	$112,183	$111,240	$943	0.8%
Estimated funds from unfinanced real estate	161,842	122,808	39,034	31.8
Total estimated available funds	$274,025	$234,048	$39,977	17.1%

Our cash flows generated by operating activities and our credit facility are our most significant sources of liquidity. We have a $1.0 billion revolving syndicated credit facility that matures in December 2018. This facility provides new vehicle inventory floor plan financing, used vehicle inventory financing and a revolving line of credit for general corporate purposes.

We also have the ability to raise funds through mortgaging real estate. As of June 30, 2014, our unencumbered owned operating real estate had a book value of $215.8 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $161.8 million at June 30, 2014; however, no assurances can be provided that the appraised value of this property will match or exceed its book value or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statement of Cash Flows. The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Increase
	2014	2013	(Decrease)
Net cash provided by (used in) operating activities	$(4,194)	$24,449	$(28,643)
Net cash used in investing activities	(107,446)	(55,978)	(51,468)
Net cash provided by financing activities	116,157	8,947	107,210

Operating Activities

Compared to the same period of 2013, cash provided by operating activities for the six months ended June 30, 2014 decreased $28.6 million.

Borrowings from and repayments to our syndicated lending group related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory and the associated financing, we also consider our net cash provided by operating activities adjusted to include cash activity associated with our new vehicle credit facility.

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2014	2013	(Decrease)
Net cash provided by (used in) operating activities – as reported	$(4,194)	$24,449	$(28,643)
Add: Net borrowings on floor plan notes payable, non-trade	112,910	5,989	106,921
Net cash provided by operating activities – adjusted	$108,716	$30,438	$78,278

Adjusted net cash provided by operating activities increased $78.3 million in the first six months of 2014 compared to the same periods of 2013, primarily driven by increased net borrowings on floor plan notes payable.

Investing Activities

Net cash used in investing activities totaled $107.4 million and $56.0 million for the six-month periods ended June 30, 2014 and 2013. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities:

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013	Increase
Capital expenditures	$(35,230)	$(22,107)	$13,123
Cash paid for acquisitions, net of cash acquired	(79,482)	(31,786)	47,696

Capital expenditures

Below is a summary of our capital expenditure activities:

	Six Months Ended June 30,
(Dollars in thousands)	2014	2013
Post-acquisition capital improvements	$4,201	$2,695
Facilities for open points	3,031	2,949
Purchases of previously leased facilities	17,124	6,774
Existing facility improvements	6,134	4,322
Maintenance	4,740	5,367
Total capital expenditures	$35,230	$22,107

We expect to make capital expenditures in 2014 of approximately $110 million for a combined Lithia/DCH organization related to capital improvements at recently acquired stores, purchases of land for expansion of existing stores, facility image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

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

Acquisitions

We focus on acquiring stores at opportunistic purchase prices that meet our return thresholds and strategic objectives. Additionally, we have a pending combination with a partner to expand our footprint and future growth opportunities.

We acquired seven stores in the first six months of 2014. These acquisitions diversify our brand and geographic mix as we continue to evaluate our portfolio to minimize exposure to any one manufacturer and achieve financial returns. We acquired three stores in the first six months of 2013.

In June 2014, we also entered into a definitive agreement with DCH Auto Group Limited to acquire 100 percent of the outstanding shares of DCH Auto Group Inc., one of the 10 largest dealer groups in the country. The purchase price is equal to a fixed payment for goodwill and the tangible net work of DCH as of the closing date, which we estimate will be approximately $362.5 million, to be paid with approximately $340 million in cash and $22.5 million payable in shares of our Class A Common Stock. In 2013, DCH sold approximately 50,000 new vehicle units and 23,400 used vehicle retail units. We estimate the DCH stores will generate approximately $2.3 billion in annualized revenue with a projected full year earnings impact of $0.65 to $0.75 per share.

The transaction is expected to be funded through the expansion of Lithia's existing credit facility by $600 million, mortgage financing of $200 million, and available cash flows from operations. After financing the DCH combination, we expect our year-end leverage ratio to be approximately 1.8 times net debt to EBITDA, excluding floorplan debt. The acquisition of DCH is targeted to close in the fourth quarter of 2014, and is subject to customary closing conditions, including our receipt of adequate financing to complete the purchase, regulatory approvals and required auto manufacturer approvals. See our Form 8-K dated June 15, 2014 and filed with the Securities and Exchange Commission on June 16, 2014 for more information.

We follow disciplined capital investment metrics in evaluating all potential transactions.

Financing Activities

Net cash provided by financing activities totaled $116.2 million and $8.9 million for six-month periods ended June 30, 2014 and 2013, respectively. Cash flows from financing activities relate to debt issuances, repayments and recurring monthly payments as well as equity transactions.

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable, non-trade, which are discussed above:

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2014	2013	(Decrease)
Net borrowings (repayments) on lines of credit	$11,000	$30,682	$(19,682)
Principal payments on long-term debt, unscheduled	-	(25,770)	(25,770)
Repurchases of common stock	(10,206)	(7,903)	2,303
Dividends paid	(7,557)	(3,356)	4,201

Borrowing and Repayment Activity

During the six-months ended June 30, 2014, we had net borrowings of $11.0 million associated with our used vehicle financing facility and our revolving line of credit. These borrowings primarily related to the funding of our acquisition activity. In the first six months of 2013, we strategically paid off $25.8 million in outstanding mortgages.

We continue to deleverage our balance sheet, which provides us with liquidity that can be deployed in future periods if accretive opportunities arise. As of June 30, 2014 our debt to total capital ratio, excluding floor plan notes payable, was 31.2% compared to 38.7% as of June 30, 2013.

Equity Transactions

Under the share repurchase program authorized by our Board of Directors and repurchases associated with stock compensation activity, we repurchased 151,772 shares of our Class A common stock at an average price of $67.24 per share in the first six months of 2014.

In the first six months of 2014, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2014	$0.13	$3,378
May 2014	0.16	4,179

Management evaluates performance and makes a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Inventories

As of June 30, 2014, our new vehicle days supply was 71, or five days lower than our days supply as of June 30, 2013. Our days supply of used vehicles was 60 days as of June 30, 2014, or nine days higher than our days supply as of June 30, 2013. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

	Outstanding as of June 30, 2014	Remaining Available as of June 30, 2014
New vehicle floor plan commitment	$806,684	$8,316	(1)
Floor plan notes payable	20,598	-
Used vehicle inventory financing facility	96,000	4,000	(3)
Revolving line of credit	-	79,980	(2),(3)
Real estate mortgages	166,718	-
Other debt	5,695	-
Total debt	$1,095,695	$92,890

(1)	As of June 30, 2014, we had a $815 million new vehicle floor plan commitment as part of our credit facility.
(2)	Available credit is based on the borrowing base amount effective as of June 30, 2014. This amount is reduced by $5.0 million for outstanding letters of credit.
(3)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.

Credit Facility

We have a $1.0 billion revolving credit facility, maturing December 2018, with a syndicate of 13 financial institutions, including seven manufacturer-affiliated finance companies. Our credit facility provides a new vehicle inventory floor plan commitment, a used vehicle inventory financing facility and a revolving line of credit for general corporate purposes, including acquisitions and working capital. This credit facility may be expanded to $1.25 billion total availability, subject to lender approval.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction “PR” accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of June 30, 2014, we had no amounts deposited in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt and the calculated leverage ratio, with the rate ranging from the one-month LIBOR plus 1.25% to the one-month LIBOR plus 2.5%. The annual interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 1.4% at June 30, 2014. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.7% and 1.4%, respectively, at June 30, 2014.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of June 30, 2014
Current ratio	Not less than 1.20 to 1	1.29 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	4.22 to 1
Leverage ratio	Not more than 5.00 to 1	1.29 to 1
Funded debt restriction (in millions)	Not to exceed $375	$172.4

We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

If we do not meet the financial and restrictive covenants and are unable to remediate or cure the condition or obtain a waiver from our lenders, a breach would give rise to remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. A breach would also trigger cross-defaults under other debt agreements.

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At June 30, 2014, $20.6 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities on the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.7% to 4.4% at June 30, 2014. The mortgages are payable in various installments through May 2031. As of June 30, 2014, we had fixed interest rates on 80% of our outstanding mortgage debt.

Our other debt includes capital leases and had interest rates that ranged from 2.0% to 9.4% at June 30, 2014. This debt, which totaled $5.7 million at June 30, 2014, is due in various installments through January 2024.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our market risks or risk management policies since the end of our preceding fiscal year, as discussed in our 2013 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 21, 2014.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the second quarter of 2014:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum number of shares that may yet be purchased under the plans
April 1 to April 30	11,000	$68.55	11,000	1,700,953
May 1 to May 31	10,500	75.12	10,500	1,690,453
June 1 to June 30	8,553	84.45	8,500	1,681,953
Total	30,053	75.37	30,000	1,681,953

(1)

In 2011 and 2012, our Board of Directors authorized the repurchase of up to a total of 3,000,000 shares of our Class A common stock. Through June 30, 2014, we have repurchased 1,318,047 shares at an average price of $25.81 per share. This authority to repurchase shares does not have an expiration date nor a maximum aggregate dollar amount for repurchases.

Item 6. Exhibits

2.1*	Stock Purchase Agreement, dated June 14, 2014, between Lithia Motors, Inc. and DCH Auto Group (USA) Limited.
2.2	First Amendment to Stock Purchase Agreement, effective July 15, 2014, between Lithia Motors, Inc. and DCH Auto Group (USA) Limited.
3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (incorporated by reference to exhibit 3.1 to our Form 10-K for the year ended December 31, 1999).
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

* Portion of this exhibit were omitted pursuant to a request for confidential treatment that has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2014	LITHIA MOTORS, INC.

By: /s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

By: /s/ John F. North III
John F. North III
Vice President and
Corporate Controller
(Principal Accounting Officer)