Form 10-Q
period 2014-09-30
LITHIA MOTORS INC
filed 2014-10-31
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	23,688,734
Class B common stock without par value	2,562,231
(Class)	(Outstanding at October 31, 2014)

LITHIA MOTORS, INC.

FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$21,666	$23,686
Accounts receivable, net	181,855	170,519
Inventories, net	941,756	859,019
Deferred income taxes	500	1,548
Other current assets	11,088	15,251
Assets held for sale	8,920	11,526
Total Current Assets	1,165,785	1,081,549

Property and equipment, net of accumulated depreciation of $114,102 and $106,871	536,519	481,212
Goodwill	65,745	49,511
Franchise value	77,482	71,199
Deferred income taxes	12,450	10,256
Other non-current assets	46,922	31,394
Total Assets	$1,904,903	$1,725,121

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$21,362	$18,789
Floor plan notes payable: non-trade	718,227	695,066
Current maturities of long-term debt	9,305	7,083
Trade payables	59,481	51,159
Accrued liabilities	116,619	94,143
Liabilities related to assets held for sale	4,776	6,271
Total Current Liabilities	929,770	872,511

Long-term debt, less current maturities	263,117	245,471
Deferred revenue	51,913	44,005
Other long-term liabilities	36,190	28,412
Total Liabilities	1,280,990	1,190,399

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,546 and 23,329	266,075	268,255
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 2,562 and 2,562	319	319
Additional paid-in capital	27,657	22,598
Accumulated other comprehensive loss	(1,075)	(1,538)
Retained earnings	330,937	245,088
Total Stockholders' Equity	623,913	534,722
Total Liabilities and Stockholders' Equity	$1,904,903	$1,725,121

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
New vehicle	$732,121	$604,135	$2,006,127	$1,667,063
Used vehicle retail	340,522	280,734	952,890	778,427
Used vehicle wholesale	48,853	43,396	135,832	120,593
Finance and insurance	46,855	37,132	130,324	103,013
Service, body and parts	120,772	97,784	339,726	282,686
Fleet and other	7,988	6,109	32,120	29,093
Total revenues	1,297,111	1,069,290	3,597,019	2,980,875
Cost of sales:
New vehicle	684,473	565,549	1,873,461	1,555,042
Used vehicle retail	296,624	239,093	824,129	662,920
Used vehicle wholesale	48,349	42,686	132,493	118,214
Service, body and parts	62,351	50,793	174,291	145,223
Fleet and other	7,474	5,780	30,444	27,816
Total cost of sales	1,099,271	903,901	3,034,818	2,509,215
Gross profit	197,840	165,389	562,201	471,660
Selling, general and administrative	131,627	108,570	378,919	318,984
Depreciation and amortization	6,067	5,099	17,399	14,719
Operating income	60,146	51,720	165,883	137,957
Floor plan interest expense	(3,127)	(2,909)	(9,326)	(9,394)
Other interest expense	(2,051)	(1,933)	(5,894)	(6,235)
Other income, net	1,027	835	3,110	2,220
Income from continuing operations before income taxes	55,995	47,713	153,773	124,548
Income tax provision	(21,458)	(16,822)	(59,372)	(46,494)
Income from continuing operations, net of income tax	34,537	30,891	94,401	78,054
Income from discontinued operations, net of income tax	-	127	3,179	574
Net income	$34,537	$31,018	$97,580	$78,628

Basic income per share from continuing operations	$1.32	$1.19	$3.62	$3.03
Basic income per share from discontinued operations	-	0.01	0.12	0.02
Basic net income per share	$1.32	$1.20	$3.74	$3.05

Shares used in basic per share calculations	26,118	25,866	26,071	25,776

Diluted income per share from continuing operations	$1.31	$1.18	$3.58	$2.98
Diluted income per share from discontinued operations	-	-	0.13	0.03
Diluted net income per share	$1.31	$1.18	$3.71	$3.01

Shares used in diluted per share calculations	26,359	26,237	26,337	26,159

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$34,537	$31,018	$97,580	$78,628
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $114, $58, $288, and $582, respectively	184	94	463	938
Comprehensive income	$34,721	$31,112	$98,043	$79,566

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$97,580	$78,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,399	14,719
Stock-based compensation	5,054	4,161
Loss on disposal of other assets	307	107
Gain from disposal activities within discontinued operations	(5,744)	-
Deferred income taxes	4,725	8,504
Excess tax benefit from share-based payment arrangements	(6,160)	(5,956)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(11,336)	(6,937)
Inventories, net	(44,349)	(18,187)
Other assets	(13,700)	1,660
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable, net	1,132	5,721
Trade payables	4,246	4,848
Accrued liabilities	21,913	13,099
Other long-term liabilities and deferred revenue	16,635	12,307
Net cash provided by operating activities	87,702	112,674

Cash flows from investing activities:
Principal payments received on notes receivable	2,882	88
Capital expenditures	(54,149)	(33,803)
Proceeds from sales of assets	3,243	474
Payments for life insurance policies	(3,385)	(2,508)
Cash paid for acquisitions	(81,558)	(31,786)
Proceeds from sales of stores	10,617	-
Net cash used in investing activities	(122,350)	(67,535)

Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade, net	30,375	2,685
Borrowings on lines of credit	836,156	499,000
Repayments on lines of credit	(891,000)	(542,446)
Principal payments on long-term debt, scheduled	(5,528)	(5,375)
Principal payments on long-term debt and capital leases, other	-	(25,770)
Proceeds from issuance of long-term debt	76,530	4,720
Proceeds from issuance of common stock	3,411	3,967
Repurchase of common stock	(11,745)	(7,903)
Excess tax benefit from share-based payment arrangements	6,160	5,956
Dividends paid	(11,731)	(6,719)
Net cash provided by (used in) financing activities	32,628	(71,885)

Decrease in cash and cash equivalents	(2,020)	(26,746)

Cash and cash equivalents at beginning of period	23,686	42,839
Cash and cash equivalents at end of period	$21,666	$16,093

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,556	$15,988
Cash paid during the period for income taxes, net	44,918	25,880

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	3,161	-
Floorplan debt paid in connection with dealership disposals	3,311	-

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed Consolidated Financial Statements contain unaudited information as of September 30, 2014 and for the three- and nine-month periods ended September 30, 2014 and 2013. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2013 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2013 is derived from our 2013 Annual Report on Form 10-K. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2013 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented.

These reclassifications had no impact on previously reported net income.

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Contracts in transit	$91,920	$85,272
Trade receivables	24,873	23,154
Vehicle receivables	25,093	23,606
Manufacturer receivables	34,282	31,662
Auto loan receivables	21,807	$11,438
Other receivables	2,697	5,622
	200,672	180,754
Less: Allowance	(966)	(546)
Less: Long-term portion of accounts receivable, net	(17,851)	(9,689)
Total accounts receivable, net	$181,855	$170,519

Accounts receivable classifications include the following:

●

Contracts in transit are receivables from various lenders for the financing of vehicles that we have arranged on behalf of the customer and are typically received within five to ten days of selling a vehicle.

●	Trade receivables are comprised of amounts due from customers, lenders for the commissions earned on financing and third parties for commissions earned on service contracts and insurance products.
●	Vehicle receivables represent receivables for the portion of the vehicle sales price paid directly by the customer.
●	Manufacturer receivables represent amounts due from manufacturers, including holdbacks, rebates, incentives and warranty claims.
●	Auto loan receivables include amounts due from customers related to retail sales of vehicles and certain finance and insurance products.

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventory consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
New vehicles	$711,090	$657,043
Used vehicles	192,801	167,814
Parts and accessories	37,865	34,162
Total inventories	$941,756	$859,019

Note 4. Goodwill

The changes in the carrying amounts of goodwill are as follows (in thousands):

Goodwill
Balance as of December, 31, 2012, gross	$331,313
Accumulated impairment loss	(299,266)
Balance as of December 31, 2012, net	32,047
Additions through acquisitions	17,464
Balance as of December 31, 2013, net	49,511
Additions through acquisition	16,234
Balance as of September 30, 2014, net	$65,745

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

We have recorded expenses of $6.7 million to settle all claims against us and to pay plaintiffs’ legal fees. Of this amount, $0.7 million was recorded in the nine months ended September 30, 2014, as a component of selling, general and administrative expense in our Consolidated Statements of Operations. As of September 30, 2014, the liability for unused vouchers, assuming an expected redemption rate, was $1.1 million and is recorded as a component of accrued liabilities in the Consolidated Balance Sheet. We believe that these estimates are reasonable; however, actual costs could differ materially.

Note 6. Stockholders’ Equity

Reclassification From Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss was as follows (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Affected Line Item in the Consolidated Statements of Operations
Loss on cash flow hedges	$(119)	$(370)	Floor plan interest expense
Taxes	46	141	Income tax provision
Loss on cash flow hedges, net	$(73)	$(229)

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected Line Item in the Consolidated Statements of Operations
Loss on cash flow hedges	$(134)	$(606)	Floor plan interest expense
Taxes	51	232	Income tax provision
Loss on cash flow hedges, net	$(83)	$(374)

See Note 9 for more details regarding our derivative contracts.

Share Repurchases

In 2011 and 2012, our Board of Directors authorized the repurchase of up to a total of 3,000,000 shares of our Class A common stock. In the nine months ended September 30, 2014, we repurchased 62,500 shares at an average price of $76.28 per share, for a total of $4.8 million. Through September 30, 2014, we have repurchased 1,335,547 shares and 1,664,453 shares remained available for repurchase. This authority to repurchase shares does not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

In addition, we repurchased 106,772 shares related to tax withholdings associated with the vesting of restricted stock units during the first nine months of 2014 at an average price of $65.36, for a total of $7.0 million.

Dividends

Dividends paid on our Class A and Class B common stock in the nine months ended September 30, 2014 were as follows:

Quarter paid:	Dividend amount per share	Total amount of dividend (in thousands)
First quarter	$0.13	$3,378
Second quarter	0.16	4,179
Third quarter	0.16	4,174

See Note 14 for a discussion of a dividend related to our third quarter 2014 financial results.

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

In 2014, we made discretionary contributions of $2.4 million to the LTIP. Participants will receive a guaranteed return of 5.25% in 2014. We recognized compensation expense related to the LTIP as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Compensation expense	$381	$357	$1,458	$1,042

As of September 30, 2014 and December 31, 2013, the balance due to participants was $10.8 million and $7.1 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

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

There were no changes to our valuation techniques during the nine-month period ended September 30, 2014.

Liabilities Measured at Fair Value on a Recurring Basis

Following are the disclosures related to our liabilities that are measured at fair value on a recurring basis (in thousands):

Fair Value at September 30, 2014	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$-	$(2,032)	$-

Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$-	$(2,900)	$-

We did not have any assets measured at fair value on a recurring basis at September 30, 2014 or December 31, 2013.

See Note 9 for more details regarding our derivative contracts.

Fair Value Disclosures for Financial Assets and Liabilities

We determined that the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have fixed-rate debt and calculate the estimated fair value of our fixed-rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of September 30, 2014, this debt had maturity dates between November 2016 and October 2034. A summary of the aggregate carrying values and fair values of our long-term fixed-interest rate debt is as follows (in thousands):

	September 30, 2014	December 31, 2013
Carrying value	$208,541	$132,616
Fair value	208,574	126,786

Note 9. Derivative Financial Instrument

From time to time, we may enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

As of September 30, 2014, we had a $25 million interest rate swap outstanding with U.S. Bank Dealer Commercial Services. This interest rate swap matures on June 15, 2016 and has a fixed rate of 5.587% per annum. The variable rate on the interest rate swap is the one-month LIBOR rate. At September 30, 2014, the one-month LIBOR rate was 0.15% per annum, as reported in the Wall Street Journal.

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value for the effective portion of these interest rate swaps in comprehensive income rather than net income until the underlying hedged transaction affects net income. If a swap is no longer designated as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income as the forecasted transaction occurs. If the forecasted transaction is probable of not occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income immediately. The estimated amount that we expect to reclassify from accumulated other comprehensive loss to net income within the next twelve months is $1.1 million at September 30, 2014.

At September 30, 2014 and December 31, 2013, the fair value of our derivative instrument was included in our Consolidated Balance Sheets as follows (in thousands):

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	September 30, 2014

Interest Rate Swap Contract	Accrued liabilities	$1,213
	Other long-term liabilities	819
		2,032

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2013

Interest Rate Swap Contract	Accrued liabilities	$1,215
	Other long-term liabilities	1,685
		$2,900

The effect of derivative instruments on our Consolidated Statements of Operations for the three- and nine-month periods ended September 30, 2014 and 2013 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended September 30, 2014
Interest Rate Swap Contract	$179	Floor plan interest expense	$(119)	Floor plan interest expense	$(184)

Three Months Ended September 30, 2013
Interest Rate Swap Contracts	$18	Floor plan interest expense	$(134)	Floor plan interest expense	$(173)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Nine Months Ended September 30, 2014
Interest Rate Swap Contract	$381	Floor plan interest expense	$(370)	Floor plan interest expense	$(543)

Nine Months Ended September 30, 2013
Interest Rate Swap Contracts	$914	Floor plan interest expense	$(606)	Floor plan interest expense	$(1,064)

See also Note 8.

Note 10. Acquisitions

In the first nine months of 2014, we completed the following acquisitions, which contributed revenues of $114.6 million for the nine months ended September 30, 2014:

●	On January 31, 2014, we acquired Island Honda in Kahului, Hawaii.
●	On February 3, 2014, we acquired Stockton Volkswagen in Stockton, California.
●	On March 5, 2014, we acquired Honolulu Buick GMC Cadillac and Honolulu Volkswagen in Honolulu, Hawaii.
●	On April 1, 2014, we acquired Corpus Christi Ford in Corpus Christi, Texas.
●	On June 11, 2014, we acquired Beaverton GMC Buick and Portland Cadillac in Portland, Oregon.
●	On July 28, 2014, we acquired Bellingham GMC Buick in Bellingham, Washington.

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

No portion of the purchase price was paid with our equity securities. The following table summarizes the consideration paid for the acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration
Cash paid, net of cash acquired	$81,558
Debt issued	3,161
84,719

Assets Acquired and Liabilities Assumed
Inventories	$44,026
Franchise value	6,823
Property and equipment	17,313
Other assets	430
Other liabilities	(107)
68,485
Goodwill	16,234
$84,719

For the three- and nine-month periods ended September 30, 2014, we recorded acquisition expense of $0.9 million and $1.1 million, respectively, primarily related to the DCH acquisition which was completed on October 1, 2014. See also Note 14. Additionally, in the first quarter of 2014, we assumed a contract associated with an acquisition and determined the remaining term would not provide economic benefit. As a result, we recorded costs of $1.4 million associated with the contract. These amounts are included as a component of selling, general and administrative expense in our Consolidated Statements of Operations. We did not have any material acquisition-related expenses in 2013.

We account for franchise value as an indefinite-lived intangible asset. We expect the full amount of the goodwill recognized to be deductible for tax purposes.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three- and nine-month periods ended September 30, 2013 and 2014 had occurred on January 1, 2013 (in thousands, except for per share amounts):

Three Months Ended September 30,	2014	2013
Revenue	$1,297,479	$1,162,850
Income from continuing operations, net of tax	34,542	31,959
Basic income per share from continuing operations, net of tax	1.32	1.24
Diluted income per share from continuing operations, net of tax	1.31	1.22

Nine Months Ended September 30,	2014	2013
Revenue	$3,652,673	$3,280,183
Income from continuing operations, net of tax	95,141	81,387
Basic income per share from continuing operations, net of tax	3.65	3.16
Diluted income per share from continuing operations, net of tax	3.61	3.11

These amounts have been calculated by applying our accounting policies and estimates. The results of the acquired stores have been adjusted to reflect the following: depreciation on a straight-line basis over the expected lives for property and equipment; accounting for inventory on a specific identification method; and recognition of interest expense for real estate financing related to stores where we purchased the facility. No nonrecurring pro forma adjustments directly attributable to the acquisitions are included in the reported pro forma revenues and earnings.

Note 11. Discontinued Operations

We classify an asset group as held for sale if the location has been sold, we have ceased operations at that location or the store meets the criteria required by U.S. generally accepted accounting standards as follows:

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

In April 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update that amends the accounting guidance related to discontinued operations. This amendment defines discontinued operations as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. We early adopted this guidance in the third quarter of 2014 and, as a result, determined that individual stores which met the criteria for held for sale after our adoption date would no longer qualify for classification as discontinued operations. We had previously reclassified a store’s operations to discontinued operations in our Consolidated Statements of Operations, on a comparable basis for all periods presented, provided we did not expect to have any significant continuing involvement in the store’s operations after its disposal.

On May 1, 2014, we completed the sale of one store which had been classified as held for sale since October 2012. This store’s operations have been reclassified to discontinued operations in our Consolidated Statement of Operations, on a comparable basis for all periods presented.

In September 2014, we determined two operating stores met the criteria to be classified as held for sale. One of the stores was under contract to sell and the other was being actively marketed for sale by us and third party brokers. For the nine months ended September 30, 2014 and 2013, income from continuing operations before income taxes of the two operating stores was immaterial.

Assets held for sale included the following (in thousands):

	September 30,	December 31,
	2014	2013
Inventories	$6,551	$8,260
Property, plant and equipment	1,829	1,194
Intangible assets	540	2,072
	$8,920	$11,526

Liabilities related to assets held for sale included the following (in thousands):

	September 30,	December 31,
	2014	2013
Floor plan notes payable	$4,776	$6,271

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$-	$8,712	$12,569	$27,590

Pre-tax income (loss) from discontinued operations	$-	$237	$(467)	$929
Net gain on disposal activities	-	-	5,744	-
	-	237	5,277	929
Income tax expense	-	(110)	(2,098)	(355)
Income from discontinued operations, net of income tax expense	$-	$127	$3,179	$574
Goodwill and other intangible assets disposed of	-	-	221	-
Cash generated from disposal activities	-	-	10,617	-
Floor plan debt paid in connection with disposal activities	-	-	3,311	-

Actual floor plan interest expense for a store classified as discontinued operations is directly related to the store’s new vehicles. Interest expense related to our used vehicle inventory financing and revolving line of credit is allocated based on the working capital level of the store. For the nine months ended September 30, 2014 and 2013, interest expense included as a component of discontinued operations was immaterial.

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

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the three- and nine-month periods ended September 30, 2014 and 2013 (in thousands, except per share amounts):

Three Months Ended September 30,	2014		2013
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$31,149	$3,388	$27,831	$3,060
Distributed income applicable to common stockholders	(3,765)	(409)	(3,030)	(333)
Basic undistributed income from continuing operations applicable to common stockholders	$27,384	$2,979	$24,801	$2,727

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,556	2,562	23,304	2,562

Basic income per share from continuing operations applicable to common stockholders	$1.32	$1.32	$1.19	$1.19
Basic distributed income per share from continuing operations applicable to common stockholders	(0.16)	(0.16)	(0.13)	(0.13)
Basic undistributed income per share from continuing operations applicable to common stockholders	$1.16	$1.16	$1.06	1.06

Three Months Ended September 30,	2014		2013
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$3,765	$409	$3,030	$333
Reallocation of distributed income as a result of conversion of dilutive stock options	3	(3)	5	(5)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	406	-	328	-
Diluted distributed income applicable to common stockholders	$4,174	$406	$3,363	$328
Undistributed income from continuing operations applicable to common stockholders	$27,384	$2,979	$24,801	$2,727
Reallocation of undistributed income as a result of conversion of dilutive stock options	28	(28)	39	(39)
Reallocation of undistributed income due to conversion of Class B to Class A	2,951	-	2,688	-
Diluted undistributed income from continuing operations applicable to common stockholders	$30,363	$2,951	$27,528	$2,688

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	23,556	2,562	23,304	2,562
Weighted average number of shares from stock options	241	-	371	-
Conversion of Class B to Class A common shares outstanding	2,562	-	2,562	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,359	2,562	26,237	2,562

Diluted income per share from continuing operations applicable to common stockholders	$1.31	$1.31	$1.18	$1.18
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.16)	(0.16)	(0.13)	(0.13)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$1.15	1.15	1.05	1.05

Three Months Ended September 30,	2014		2013
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	13	-	14	-

Nine Months Ended September 30,	2014		2013
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$85,124	$9,277	$70,063	$7,991
Distributed income applicable to common stockholders	(10,578)	(1,153)	(6,031)	(688)
Basic undistributed income from continuing operations applicable to common stockholders	$74,546	$8,124	$64,032	$7,303

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,509	2,562	23,137	2,639

Basic income per share from continuing operations applicable to common stockholders	$3.62	$3.62	$3.03	$3.03
Basic distributed income per share from continuing operations applicable to common stockholders	(0.45)	(0.45)	(0.26)	(0.26)
Basic undistributed income per share from continuing operations applicable to common stockholders	$3.17	$3.17	$2.77	$2.77

Nine Months Ended September 30,	2014		2013
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$10,578	$1,153	$6,031	$688
Reallocation of distributed income as a result of conversion of dilutive stock options	12	(12)	10	(10)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	1,141	-	678	-
Diluted distributed income applicable to common stockholders	$11,731	$1,141	$6,719	$678
Undistributed income from continuing operations applicable to common stockholders	$74,546	$8,124	$64,032	$7,303
Reallocation of undistributed income as a result of conversion of dilutive stock options	82	(82)	107	(107)
Reallocation of undistributed income due to conversion of Class B to Class A	8,042	-	7,196	-
Diluted undistributed income from continuing operations applicable to common stockholders	$82,670	$8,042	$71,335	$7,196

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	23,509	2,562	23,137	2,639
Weighted average number of shares from stock options	266	-	383	-
Conversion of Class B to Class A common shares outstanding	2,562	-	2,639	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,337	2,562	26,159	2,639

Diluted income per share from continuing operations applicable to common stockholders	$3.58	$3.58	$2.98	$2.98
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.45)	(0.45)	(0.26)	(0.26)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$3.13	$3.13	$2.72	2.72

Nine Months Ended September 30,	2014		2013
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	13	-	17	-

Note 13. Recent Accounting Pronouncements

On May 28, 2014, the FASB issued an accounting standard update which amends the accounting guidance related to revenues. This amendment will replace most of the existing revenue recognition guidance when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this amendment will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Note 14. Subsequent Events

Acquisitions

On October 1, 2014, we completed the purchase of all of the issued and outstanding shares of the capital stock of DCH Auto Group (USA) Inc., which includes 27 stores located in New York, New Jersey and California. The purchase price was $669.5 million, comprised of $364 million in cash, the issuance of 268,770 shares of Lithia Class A common stock with a value of $22.5 million, incurring $230 million of vehicle floor plan debt financing, and the assumption of non-floor plan debt of $53 million. In conjunction with the transaction, we increased our syndicated credit facility by $700 million and we expect to increase outstanding mortgage debt by $100 million.

On October 6, 2014, we acquired the inventory, equipment and intangible assets of Harris Nissan in Clovis, California for $7.8 million in cash.

Credit Facility

On October 1, 2014, we amended our existing credit facility to increase the total financing commitment to $1.7 billion. This syndicated credit facility is comprised of 16 financial institutions, including seven manufacturer-affiliated finance companies. Our credit facility provides for up to $1.25 billion in new vehicle inventory floor plan financing, up to $150 million in used vehicle inventory floor plan financing and a maximum of $300 million in revolving financing for general corporate purposes, including acquisitions and working capital. This credit facility may be expanded to $1.85 billion total availability, subject to lender approval.

New Market Tax Credit

In October 2014, we acquired a 99.9% membership interest in USB NMTC Fund 2014-1, LLC (“the LLC”). The LLC was formed by U.S. Bancorp Community Development Corporation, which invests in a variety of entities providing capital for businesses in distressed or low income areas. We expect these investments will generate new market tax credits that may be used to reduce our federal income tax liability. The transaction obligates us to contribute $37.1 million to the entity over the next 24 months.

Common Stock Dividend

On October 27, 2014, our Board of Directors approved a dividend of $0.16 per share on our Class A and Class B common stock related to our third quarter 2014 financial results. The dividend will total approximately $4.2 million and will be paid on December 5, 2014 to shareholders of record on November 21, 2014.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors

Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project,” “outlook,” “target,” “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terminology. Examples of forward-looking statements in this Form 10-Q include, among others, statements we make regarding:

●	Future market conditions.
●	Expected operating results, such as maintaining SG&A as a percentage of gross profit in the mid to upper 60% range and targeting incremental throughput of 50% on a same store basis.
●	Our belief that the compressed used vehicle retail gross profit margins are limited to the third and fourth quarters of 2014.
●	Anticipated availability of liquidity from our unfinanced operating real estate.
●	Anticipated levels of capital expenditures in the future.
●	Our strategies for customer retention, growth, market position, financial results and risk management.

The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these statements. Certain important factors that could cause actual results to differ from our expectations are discussed in Part II - Other Information, Item 1A in this Form 10-Q and in the Risk Factors section of our Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and in our other filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events that depend on circumstances that may or may not occur. While we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements, and our actual results of operations, financial condition and liquidity and development of the industries in which we operate may differ materially from those made in or suggested by the forward-looking statements in this Form 10-Q. You should not place undue reliance on these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made. We assume no obligation to update or revise any forward-looking statement.

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of October 31, 2014, we offer 30 brands of new vehicles and all brands of used vehicles in 129 stores in the United States and online at Lithia.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

Our mission statement is: “Driven by our employees and preferred by our customers, Lithia is the leading automotive retailer in each of our markets.” We offer our customers convenient, flexible, personalized service combined with the large company advantages of selection, competitive pricing, broad access to financing, and warranties. We strive for diversification in our products, services, brands and geographic locations to insulate us from market risk and to maintain profitability. We have developed a centralized support structure to reduce store level administrative functions. This allows store personnel to focus on providing a positive customer experience. With our management information systems, centrally-performed administrative functions in Medford, Oregon, and regional accounting processing centers, we seek to gain economies of scale from our dealership network.

Results of Continuing Operations

For the three months ended September 30, 2014 and 2013, we reported income from continuing operations, net of tax, of $34.5 million, or $1.31 per diluted share, and $30.9 million, or $1.18 per diluted share, respectively.

For the nine months ended September 30, 2014 and 2013, we reported income from continuing operations, net of tax, of $94.4 million, or $3.58 per diluted share, and $78.1 million, or $2.98 per diluted share, respectively.

Discontinued Operations

We early adopted the amendment to the accounting guidance related to discontinued operations in the third quarter of 2014. This amendment defines discontinued operations as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. As a result, we determined that individual stores which met the criteria for held for sale after our adoption date would no longer qualify for classification as discontinued operations. We had previously reclassified a store’s operations to discontinued operations in our Consolidated Statements of Operations, on a comparable basis for all periods presented, provided we did not expect to have any significant continuing involvement in the store’s operations after its disposal.

We realized income from discontinued operations, net of tax, for the three months ended September 30, 2013, of $127,000. Due to our early adoption of the amended accounting guidance, no income from discontinued operations was recorded for the three months ended September 30, 2014. Income from discontinued operations, net of tax, for the nine months ended September 30, 2014 and 2013 totaled $3.2 million and $574,000, respectively. See Note 11 of the Condensed Notes to Consolidated Financial Statements for additional information.

Key Revenue and Gross Profit Metrics

Key performance metrics for revenue and gross profit were as follows for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

Three months ended September 30, 2014	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$732,121	56.4%	$47,648	6.5%	24.1%
Used vehicle retail	340,522	26.3	43,898	12.9	22.2
Used vehicle wholesale	48,853	3.8	504	1.0	0.3
Finance and insurance(1)	46,855	3.6	46,855	100.0	23.7
Service, body and parts	120,772	9.3	58,421	48.4	29.5
Fleet and other	7,988	0.6	514	6.4	0.2
	$1,297,111	100.0%	$197,840	15.3%	100.0%

Three months ended September 30, 2013	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$604,135	56.5%	$38,586	6.4%	23.3%
Used vehicle retail	280,734	26.3	41,641	14.8	25.2
Used vehicle wholesale	43,396	4.1	710	1.6	0.4
Finance and insurance(1)	37,132	3.5	37,132	100.0	22.5
Service, body and parts	97,784	9.1	46,991	48.1	28.4
Fleet and other	6,109	0.5	329	5.4	0.2
	$1,069,290	100.0%	$165,389	15.5%	100.0%

Nine months ended September 30, 2014	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$2,006,127	55.8%	$132,666	6.6%	23.6%
Used vehicle retail	952,890	26.5	128,761	13.5	22.9
Used vehicle wholesale	135,832	3.8	3,339	2.5	0.6
Finance and insurance(1)	130,324	3.6	130,324	100.0	23.2
Service, body and parts	339,726	9.4	165,435	48.7	29.4
Fleet and other	32,120	0.9	1,676	5.2	0.3
	$3,597,019	100.0%	$562,201	15.6%	100.0%

Nine months ended September 30, 2013	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,667,063	55.9%	$112,021	6.7%	23.8%
Used vehicle retail	778,427	26.1	115,507	14.8	24.5
Used vehicle wholesale	120,593	4.0	2,379	2.0	0.5
Finance and insurance(1)	103,013	3.5	103,013	100.0	21.8
Service, body and parts	282,686	9.5	137,463	48.6	29.1
Fleet and other	29,093	1.0	1,277	4.4	0.3
	2,980,875	100.0%	$471,660	15.8%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow our business at existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in August 2013 would be included in same store operating data beginning in September 2014, after its first full complete comparable month of operation. The third quarter operating results for the same store comparisons would include results for that store in only the period of September for both comparable periods.

New Vehicle Revenue and Gross Profit

	Three Months Ended September 30,
(Dollars in thousands, except per unit amounts)	2014	2013	Increase		% Increase
Reported
Revenue	$732,121	$604,135	$127,986		21.2%
Gross profit	$47,648	$38,586	$9,062		23.5
Gross margin	6.5%	6.4%	10	bp(1)

Retail units sold	21,320	18,109	3,211		17.7
Average selling price per retail unit	$34,340	$33,361	$979		2.9
Average gross profit per retail unit	$2,235	$2,131	$104		4.9

Same store
Revenue	$668,677	$604,135	$64,542		10.7%
Gross profit	$43,366	$38,586	$4,780		12.4
Gross margin	6.5%	6.4%	10	bp

Retail units sold	19,344	18,109	1,235		6.8
Average selling price per retail unit	$34,568	$33,361	$1,207		3.6
Average gross profit per retail unit	$2,242	$2,131	$111		5.2

(1)	A basis point is equal to 1/100th of one percent.

	Nine Months Ended September 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)		(Decrease)
Reported
Revenue	$2,006,127	$1,667,063	$339,064		20.3%
Gross profit	$132,666	$112,021	$20,645		18.4
Gross margin	6.6%	6.7%	(10	)bp(1)

Retail units sold	59,040	49,853	9,187		18.4
Average selling price per retail unit	$33,979	$33,440	$539		1.6
Average gross profit per retail unit	$2,247	$2,247	$-		-

Same store
Revenue	$1,844,436	$1,664,438	$179,998		10.8%
Gross profit	$121,770	$111,822	$9,948		8.9
Gross margin	6.6%	6.7%	(10	)bp

Retail units sold	53,667	49,766	3,901		7.8
Average selling price per retail unit	$34,368	$33,445	$923		2.8
Average gross profit per retail unit	$2,269	$2,247	$22		1.0

(1)	A basis point is equal to 1/100th of one percent.

New vehicle sales improved primarily due to volume growth as same store unit sales increased 6.8% and 7.8%, respectively, in the three- and nine-month periods ended September 30, 2014 compared to the same periods in 2013. The number of new vehicles sold in the U.S. during the first nine months of 2014 grew approximately 5.7% compared to the same period of 2013.

During the three- and nine-month periods ended September 30, 2014, same store unit sales increased in all three categories of new vehicles compared to the same periods of 2013:

●	Our domestic brand same store unit sales grew 7.3% and 7.8%, respectively, compared to national domestic unit sales growth of 9.0% and 5.2%, respectively.
●	Our import brand same store unit sales grew 4.7% and 7.2%, respectively. National import brand unit sales grew 6.5% and 5.3%, respectively.
●	Our luxury brand same store unit sales grew 13.2% and 10.7%, respectively, compared to national luxury brand unit sales of 21.1% and 11.8%, respectively.

Additionally, average selling prices increased on a same store basis 3.6% and 2.8%, respectively, for the three- and nine-month periods ended September 30, 2014 compared to the same period in 2013, which also contributed to new vehicle sales growth.

Recovery from the recession in our specific markets is different than the national average. Certain of our markets saw an increase in sales volumes that exceeded the national average, while others continued to lag behind the national average. As of the most recent data available, six of the twelve states where we operate, representing approximately 46% of our revenues for the nine-month period ended September 30, 2014, continue to be below the pre-recessionary vehicle registration levels experienced in 2006.

New vehicle gross profit dollars increased 23.5% and 18.4%, respectively, for the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013. On a same store basis, gross profit increased 12.4% and 8.9%, respectively, for the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013. These increases were due to a greater number of vehicles sold as well as an increase in gross profit per unit.

We focus on gross profit dollars earned per unit, not on gross margin percentage. On a same store basis, the average gross profit per new retail unit increased $111 and $22, respectively, for the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013.

New vehicle unit sales create additional used vehicle trade-in opportunities, finance and insurance sales and future service work. We balance the gross profits earned on a volume-based strategy with the incremental business generated in future periods.

Used Vehicle Retail Revenue and Gross Profit

	Three Months Ended September 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)		(Decrease)
Reported
Retail revenue	$340,522	$280,734	$59,788		21.3%
Retail gross profit	$43,898	$41,641	$2,257		5.4
Retail gross margin	12.9%	14.8%	(190	)bp

Retail units sold	17,710	15,496	2,214		14.3
Average selling price per retail unit	$19,228	$18,117	$1,111		6.1
Average gross profit per retail unit	$2,479	$2,687	$(208)		(7.7)

Same store
Retail revenue	$317,342	$280,734	$36,608		13.0%
Retail gross profit	$41,733	$41,641	$92		0.2
Retail gross margin	13.2%	14.8%	(160	)bp

Retail units sold	16,451	15,496	955		6.2
Average selling price per retail unit	$19,290	$18,117	$1,173		6.5
Average gross profit per retail unit	$2,537	$2,687	$(150)		(5.6)

	Nine Months Ended September 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)		(Decrease)
Reported
Retail revenue	$952,890	$778,427	$174,463		22.4%
Retail gross profit	$128,761	$115,507	$13,254		11.5
Retail gross margin	13.5%	14.8%	(130	)bp

Retail units sold	50,112	43,231	6,881		15.9
Average selling price per retail unit	$19,015	$18,006	$1,009		5.6
Average gross profit per retail unit	$2,569	$2,672	$(103)		(3.9)

Same store
Retail revenue	$888,101	$777,716	$110,385		14.2%
Retail gross profit	$121,554	$115,405	$6,149		5.3
Retail gross margin	13.7%	14.8%	(110	)bp

Retail units sold	46,415	43,190	3,225		7.5
Average selling price per retail unit	$19,134	$18,007	$1,127		6.3
Average gross profit per retail unit	$2,619	$2,672	$(53)		(2.0)

Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned vehicles; core vehicles, or three-to-seven-year-old vehicles below certain mileage limits; and value autos, or older vehicles with higher mileage. Additionally, our volume-based strategy for new vehicle sales increases the organic opportunity to convert vehicles acquired via trade to retail used vehicle sales.

During the three- and nine-month periods ended September 30, 2014, sales increased in all three categories of used vehicles compared to the same periods of 2013:

●	Same store unit sales for manufacturer certified pre-owned vehicles increased 17.1% and 18.3%, respectively.
●	Same store unit sales for the late model, lower-mileage vehicle category increased 3.1% and 4.4%, respectively.
●	Same store unit sales for the value auto category increased 5.0% and 6.1%, respectively.

Same store used vehicle retail revenue grew 13.0% and 14.2%, respectively, for the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013. We continue to see an increasing supply of late model vehicles and, as a result, our certified pre-owned segment has grown more quickly than the other categories, resulting in revenue growth outpacing unit growth.

On average, each of our stores currently sells approximately 55 retail used vehicle units per month, compared to 52 in the same period of 2013. We target increasing average sales to 75 units per month.

Used retail vehicle gross profit dollars increased 5.4% and 11.5%, respectively, for the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013. On a same store basis, gross profit increased 0.2% and 5.3%, respectively, for the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013.

At the end of the second quarter, our days supply of used vehicles was 60 days, nine days higher than our days supply as of June 30, 2013. At the time, we believed this inventory level was appropriate as our stores focused on increasing used vehicle sales and needed to stock additional inventory in order to accomplish this objective. However, during the third quarter, the availability of certified pre-owned vehicles increased and the value of this inventory declined. Our stores accepted lower gross profit margin, particularly within the certified pre-owned vehicle category, in order to keep our overall used inventory levels in line and to prevent certain categories of vehicles from becoming over-aged.

As a result, though same store used vehicle revenue grew 13.0%, same store gross profit increased 0.2%, causing us to experience lower overall gross profit growth and increased SG&A expense as a percentage of gross profit for the third quarter of 2014. We continue to monitor our used vehicle inventory mix and levels but believe the compressed gross profit margins caused by our oversupply of used vehicle inventory will be limited to the third and fourth quarters of 2014.

Used Vehicle Wholesale Revenue and Gross Profit

	Three Months Ended September 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)		(Decrease)
Reported
Wholesale revenue	$48,853	$43,396	$5,457		12.6%
Wholesale gross profit	$504	$710	$(206)		(29.0)
Wholesale gross margin	1.0%	1.6%	(60	)bp

Wholesale units sold	6,989	6,059	930		15.3
Average selling price per wholesale unit	$6,990	$7,162	$(172)		(2.4)
Average gross profit per retail unit	$72	$117	$(45)		(38.5)

Same store
Wholesale revenue	$46,333	$43,396	$2,937		6.8%
Wholesale gross profit	$465	$710	$(245)		(34.5)
Wholesale gross margin	1.0%	1.6%	(60	)bp

Wholesale units sold	6,568	6,059	509		8.4
Average selling price per wholesale unit	$7,054	$7,162	$(108)		(1.5)
Average gross profit per retail unit	71	$117	$(46)		(39.3)

	Nine Months Ended September 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)		(Decrease)
Reported
Wholesale revenue	$135,832	$120,593	$15,239		12.6%
Wholesale gross profit	$3,339	$2,379	$960		40.4
Wholesale gross margin	2.5%	2.0%	50	bp

Wholesale units sold	18,889	16,624	2,265		13.6
Average selling price per wholesale unit	$7,191	$7,254	$(63)		(0.9)
Average gross profit per retail unit	$177	$143	$34		23.8

Same store
Wholesale revenue	$129,393	$120,569	$8,824		7.3%
Wholesale gross profit	$3,223	$2,491	$732		29.4
Wholesale gross margin	2.5%	2.1%	40	bp

Wholesale units sold	17,768	16,623	1,145		6.9
Average selling price per wholesale unit	$7,282	$7,253	$29		0.4
Average gross profit per retail unit	$181	$150	$31		20.7

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2014	2013	Increase	Increase
Reported
Revenue	$46,855	$37,132	$9,723	26.2%
Average finance and insurance per retail unit	$1,200	$1,105	$95	8.6%

Same store
Revenue	$43,041	$37,141	$5,900	15.9%
Average finance and insurance per retail unit	$1,202	$1,105	$97	8.8%

	Nine Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2014	2013	Increase	Increase
Reported
Revenue	$130,324	$103,013	$27,311	26.5%
Average finance and insurance per retail unit	$1,194	$1,107	$87	7.9%

Same store
Revenue	$120,363	$102,950	$17,413	16,9%
Average finance and insurance per retail unit	$1,203	$1,108	$95	8.6%

The increases in finance and insurance sales were driven by increased vehicle sales volume and higher retail prices in the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013.

We believe the availability of credit is one of the key indicators of our ability to retail automobiles, as we arrange financing on almost 80% of the vehicles we sell and believe a significant amount of the vehicles we do not arrange financing for are financed elsewhere. To evaluate the availability of credit, we categorize our customers based on their Fair, Isaac and Company (FICO) credit score. The distribution by credit score for the customers we arranged financing for was as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
	FICO Score Range	2014	2013	2014	2013
Prime	680 and above	71%	72%	70%	70%
Non-prime	620 to 679	18	17	18	19
Sub-prime	619 or less	11	11	12	11

The percentage of customers we arranged financing for increased in the nine months ended September 30, 2014 compared to the same period in 2013. The sale of extended service contracts also increased. As a result, our average finance and insurance revenue per retail unit increased. We continue to see the availability of consumer credit expand in 2014 with lenders increasing the average loan-to-value amount available to most customers.

Penetration rates for specific categories of products were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Arranged Financing	78%	79%	79%	78%
Service contracts	43	42	43	42
Lifetime lube, oil and filter contracts	35	36	36	36

Service, Body and Parts Revenue and Gross Profit

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Increase		% Increase
Reported
Customer pay	$66,348	$55,194	$11,154		20.2%
Warranty	21,869	15,716	6,153		39.2
Wholesale parts	21,264	17,949	3,315		18.5
Body shop	11,291	8,925	2,366		26.5
Total service, body and parts	$120,772	$97,784	$22,988		23.5%

Service, body and parts gross profit	$58,421	$46,991	$11,430		24.3%
Service, body and parts gross margin	48.4%	48.1%	30	bp

Same store
Customer pay	$60,525	$55,194	$5,331		9.7%
Warranty	20,024	15,716	4,308		27.4
Wholesale parts	19,573	17,949	1,624		9.0
Body shop	10,369	8,925	1,444		16.2
Total service, body and parts	$110,491	$97,784	$12,707		13.0%

Service, body and parts gross profit	$53,572	$46,993	$6,579		14.0%
Service, body and parts gross margin	48.5%	48.1%	40	bp

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Increase		% Increase
Reported
Customer pay	$187,509	$157,753	$29,756		18.9%
Warranty	59,695	45,764	13,931		30.4
Wholesale parts	61,007	52,215	8,792		16.8
Body shop	31,515	26,954	4,561		16.9
Total service, body and parts	$339,726	$282,686	$57,040		20.2%

Service, body and parts gross profit	$165,435	$137,463	$27,972		20.3%
Service, body and parts gross margin	48.7%	48.6%	10	bp

Same store
Customer pay	$171,907	$157,446	$14,461		9.2%
Warranty	54,817	45,683	9,134		20.0
Wholesale parts	56,596	52,178	4,418		8.5
Body shop	29,870	26,954	2,916		10.8
Total service, body and parts	$313,190	$282,261	$30,929		11.0%

Service, body and parts gross profit	$152,478	$137,270	$15,208		11.1%
Service, body and parts gross margin	48.7%	48.6%	10	bp

Our service, body and parts sales grew in all areas in the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013. There are more late model vehicles in operation as new vehicle sales volumes have been increasing since 2010. We believe our sales in this area may increase in the coming years as more late model vehicles require repairs and maintenance.

We focus on retaining customers by offering competitively priced routine maintenance and through our marketing efforts. We increased our same store customer pay business 9.7% and 9.2%, respectively, in the three- and nine-month periods ended September 30, 2014 compared to the same periods in 2013.

In the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013, same store warranty sales increased 27.4% and 20.0%, respectively. In 2014, several franchises, including General Motors, Chrysler and Toyota, have announced significant vehicle recalls. These recalls have increased warranty sales. Additionally, we continue to see increases due to the growing numbers of vehicles in operation. Routine maintenance, such as oil changes, offered by certain franchises, including BMW, Toyota and General Motors, for two to four years after a vehicle is sold, provides for future work. Domestic brand warranty work increased 52.3% and 39.8%, respectively, and import warranty work increased 4.4% and 6.1%, respectively, in the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013. Luxury brand warranty work increased 14.6% and 6.5% for the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013.

Wholesale parts represented 17.7% and 18.1%, respectively, of our same store service, body and parts revenue mix in the first three and nine months of 2014 and 18.4% and 18.5%, respectively, in the first three and nine months of 2013. Same store wholesale parts grew 9.0% and 8.5%, respectively, in the first three and nine months of 2014 compared to the same periods of 2013. We believe these increases are a function of targeting fleet and mechanical wholesale accounts.

Body shop represented 9.4% and 9.5%, respectively, of our same store service, body and parts revenue mix in the first three and nine months of 2014, and 9.1% and 9.5%, respectively, in the first three and nine months of 2013. Same store body shop grew 16.2% and 10.8%, respectively, in the first three and nine months of 2014 compared to the same periods of 2013. These increases are a result of obtaining additional direct repair relationships with insurance companies and certain personnel changes we made in 2014 that increased productivity and volume.

Same store service, body and parts gross profit increased 14.0% and 11.1%, respectively, for the three- and nine-month periods ended September 30, 2014 compared to the same periods of 2013, which is in line with our revenue growth. Our gross margins were consistent in the first three and nine months of 2014 compared to the same periods of 2013.

Selling, General and Administrative Expense (“SG&A”)

SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Increase	% Increase
Personnel	$88,205	$70,676	$17,529	24.8%
Advertising	10,887	10,762	125	1.2
Rent	3,874	3,421	453	13.2
Facility costs	7,749	6,222	1,527	24.5
Other	20,912	17,489	3,423	19.6
Total SG&A	$131,627	$108,570	$23,057	21.2%

	Three Months Ended September 30,		Increase
As a % of gross profit	2014	2013	(Decrease)
Personnel	44.6%	42.7%	190	bp
Advertising	5.5	6.5	(100)
Rent	2.0	2.1	(10)
Facility costs	3.9	3.8	10
Other	10.5	10.5	-
Total SG&A	66.5%	65.6%	90	bp

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Increase	% Increase
Personnel	$254,213	$208,500	$45,713	21.9%
Advertising	30,946	29,364	1,582	5.4
Rent	11,192	10,473	719	6.9
Facility costs	22,634	19,548	3,086	15.8
Other	59,934	51,099	8,835	17.3
Total SG&A	$378,919	$318,984	$59,935	18.8%

	Nine Months Ended September 30,		Increase
As a % of gross profit	2014	2013	(Decrease)
Personnel	45.2%	44.2%	100	bp
Advertising	5.5	6.2	(70)
Rent	2.0	2.2	(20)
Facility costs	4.0	4.1	(10)
Other	10.7	10.9	(20)
Total SG&A	67.4%	67.6%	(20	)bp

The increases in SG&A expense were primarily driven by increased variable costs associated with increased sales volume and store count. Additionally, during the first quarter of 2014, we recorded non-core charges of $3.9 million related to an incremental increase to a reserve associated with a lawsuit filed in 2006 and settled in 2013, a charge for a hailstorm and a reserve for a contract assumed in an acquisition. In the second and third quarters of 2014, we recorded non-core charges of $0.2 million and $0.9 million, respectively, related to acquisition expenses for the DCH Auto Group.

SG&A expense adjusted for non-core charges was as follows (in thousands):

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Increase	% Increase
Personnel	$88,205	$70,676	$17,529	24.8%
Advertising	10,887	10,762	125	1.2
Rent	3,874	3,421	453	13.2
Facility costs	7,749	6,222	1,527	24.5
Adjusted other	20,029	17,489	2,540	14.5
Adjusted total SG&A	$130,744	$108,570	$22,174	20.4%

	Three Months Ended September 30,		Increase
As a % of gross profit	2014	2013	(Decrease)
Personnel	44.6%	42.7%	190	bp
Advertising	5.5	6.5	(100)
Rent	2.0	2.1	(10)
Facility costs	3.9	3.8	10
Adjusted other	10.1	10.5	(40)
Adjusted total SG&A	66.1%	65.6%	50	bp

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Increase	% Increase
Personnel	$254,213	$208,500	$45,713	21.9%
Advertising	30,946	29,364	1,582	5.4
Rent	11,192	10,473	719	6.9
Facility costs	22,634	19,548	3,086	15.8
Adjusted other	54,957	47,287	7,671	16.2
Adjusted total SG&A	$373,942	$315,172	$58,771	18.6%

	Nine Months Ended September 30,		Increase
As a % of gross profit	2014	2013	(Decrease)
Personnel	45.2%	44.2%	100	bp
Advertising	5.5	6.2	(70)
Rent	2.0	2.2	(20)
Facility costs	4.0	4.1	(10)
Adjusted other	9.8	10.1	(30)
Adjusted total SG&A	66.5%	66.8%	(30	)bp

Excluding the non-core charges of $0.9 million and $5.0 million, respectively, adjusted SG&A as a percentage of gross profit was 66.1% and 66.5%, respectively, for the three and nine months ended September 30, 2014. See “Non-GAAP Reconciliations” for more details. As sales volume increases and we further leverage our cost structure, we anticipate maintaining SG&A as a percentage of gross profit in the mid to upper 60% range.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A expense.

	Three Months Ended September 30,			% of Change in
(Dollars in thousands)	2014	2013	Change	Gross Profit
Gross profit	$197,840	$165,389	$32,451	100.0%
SG&A expense	(131,627)	(108,570)	(23,057)	(71.1)
Throughput contribution			$9,394	28.9%

	Nine Months Ended September 30,			% of Change in
(Dollars in thousands)	2014	2013	Change	Gross Profit
Gross profit	$562,201	$471,660	$90,541	100.0%
SG&A expense	(378,919)	(318,984)	(59,935)	(66.2)
Throughput contribution			$30,606	33.8%

Throughput, excluding non-core charges, was 31.7% and 35.1%, respectively, for the three- and nine-month periods ended September 30, 2014. These non-core charges were $0.9 million and $5.0 million, respectively, for the three- and nine-month periods ended September 30, 2014 and $3.8 million for the three- and nine-month periods ended September 30, 2013. See “Non-GAAP Reconciliations” for more details.

Throughput contributions for newly opened or acquired stores generally reduce overall throughput in the first year of operation. A store’s throughput is equal to the inverse of its SG&A as a percentage of gross profit. For example, a store which achieves SG&A as a percentage of gross profit of 70% will have throughput of 30%.

We acquired thirteen stores and opened two new stores since the first quarter of 2013. Adjusting for these locations and the adjustments discussed above, our throughput contribution on a same store basis was 38.4% and 43.2%, respectively, for the three- and nine-month periods ended September 30, 2014. Lower used vehicle gross margins and increased selling costs negatively impacted throughput for the three and nine months ended September 30, 2014. We continue to target a same store throughput contribution of approximately 50%.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended September 30,			%
(Dollars in thousands)	2014	2013	Increase	Increase
Depreciation and amortization	$6,067	$5,099	$968	19.0%

	Nine Months Ended September 30,			%
(Dollars in thousands)	2014	2013	Increase	Increase
Depreciation and amortization	$17,399	$14,719	$2,680	18.2%

Depreciation and amortization for the three and nine months ended September 30, 2014 increased compared to the same periods of 2013 as we purchased previously leased facilities, built new facilities subsequent to the acquisition of stores and invested in improvements at our facilities and replacement of equipment. These investments increase the amount of depreciable assets and amortizable expenses. In the full year of 2013 and the first nine months of 2014, we had capital expenditures of $50.0 million and $54.1 million, respectively.

Operating Income

Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating margin	4.6%	4.8%	4.6%	4.6%

Operating margin adjusted for non-core charges was 4.7% and 4.8%, respectively, for the three- and nine-month periods ended September 30, 2014. See “Non-GAAP Reconciliations” for more details. We continue to focus on cost control, which allows us to leverage our cost structure in an environment of improving sales.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense increased $0.2 million in the three months ended September 30, 2014 compared to the same period of 2013. This increase was due to changes in the average outstanding balances on our floor plan facilities during the three months ended September 30, 2014 compared to the same period of 2013.

Floor plan interest expense decreased $0.1 million in the nine months ended September 30, 2014 compared to the same period of 2013. Changes in the average outstanding balances on our floor plan facilities increased the expense $1.7 million, changes in the interest rates on our floor plan facilities decreased the expense $1.1 million and the maturity of three interest rate swaps decreased the expense $0.7 million during the nine months ended September 30, 2014 compared to the same period of 2013.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended September 30,			%
(Dollars in thousands)	2014	2013	Change	Change
Floor plan interest expense (new vehicles)	$3,127	$2,909	$218	7.5%
Floor plan assistance (included as an offset to cost of sales)	(7,073)	(5,666)	1,407	24.8
Net new vehicle carrying costs	$(3,946)	$(2,757)	$1,189	(43.1)%

	Nine Months Ended September 30,			%
(Dollars in thousands)	2014	2013	Change	Change
Floor plan interest expense (new vehicles)	$9,326	$9,394	$(68)	(0.7)%
Floor plan assistance (included as an offset to cost of sales)	(19,497)	(15,431)	4,066	26.3
Net new vehicle carrying costs	$(10,171)	$(6,037)	$4,134	(68.5)%

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2014	2013	(Decrease)	% Increase
Mortgage interest	$1,589	$1,523	$66	4.3%
Other interest	546	431	115	26.7
Capitalized interest	(84)	(21)	(63)	300.0
Total other interest expense	$2,051	$1,933	$118	6.1%

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2014	2013	(Decrease)	(Decrease)
Mortgage interest	$4,593	$5,014	$(421)	(8.4)%
Other interest	1,515	1,277	238	18.6
Capitalized interest	(214)	(56)	(158)	282.1
Total other interest expense	$5,894	$6,235	$(341)	(5.5)%

Mortgage interest decreased in the first nine months of 2014 compared to the same period of 2013 primarily due to the payoff of $25.8 million in mortgages in the first quarter of 2013. Other interest expense increased in the 2014 periods compared to the 2013 periods due to higher volumes of borrowing on our credit facility. Increases in capitalized interest further decreased other interest expense.

Other Income, Net

Other income, net primarily includes interest income and the gains related to an equity investment.

	Three Months Ended September 30,
(Dollars in thousands)	2014	2013	Increase	% Increase
Other income, net	$1,027	$835	$192	23.0%

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Increase	% Increase
Other income, net	$3,110	$2,220	$890	40.1%

The increases in other income, net were primarily due to interest income associated with a higher volume of auto loan receivables.

Income Tax Expense

Our effective income tax rate was 38.3% and 38.6%, respectively, for the three- and nine-month periods ended September 30, 2014 compared to 35.3% and 37.3%, respectively, in the comparable periods of 2013. The effective income tax rate in the three- and nine-month periods ended September 30, 2013 benefitted from the recognition of non-core tax attributes, as well as tax benefits associated with the American Taxpayer Relief Act of 2012 enacted at the beginning of 2013. Excluding the non-core tax attributes and adjusting for other non-core items, our effective income tax rate was 37.9% and 38.6%, respectively, for the three and nine months ended September 30, 2013. See “Non-GAAP Reconciliations” for more details.

For the full year of 2014, we forecast our income tax rate to be approximately 38.8%.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (dollars in thousands, except per share amounts) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	As reported	Acquisition expenses	Tax attributes	Adjusted
Selling, general and administrative	$131,627	$(883)	$-	$130,744

Income from operations	60,146	883	-	61,029

Income from continuing operations before income taxes	$55,995	$883	$-	$56,878
Income tax expense	(21,458)	(319)	(194)	(21,971)
Net income from continuing operations	$34,537	$564	$(194)	$34,907

Diluted earnings per share from continuing operations	$1.31	$0.02	$(0.01)	$1.32
Diluted share count	26,359

	Three Months Ended September 30, 2013
	As reported	Tax attribute	Adjusted
Income from continuing operations before income taxes	$47,713	$-	$47,713
Income tax expense	(16,822)	(1,284)	(18,106)
Net income from continuing operations	$30,891	$(1,284)	$29,607

Diluted earnings per share from continuing operations	$1.18	$(0.05)	$1.13
Diluted share count	26,237

	Nine Months Ended September 30, 2014
	As reported	Reserve adjustments	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$378,919	$(3,931)	$(1,046)	$-	$373,942

Income from operations	165,883	3,931	1,046	-	170,860

Income from continuing operations before income taxes	$153,773	$3,931	$1,046	$-	$158,750
Income tax expense	(59,372)	(1,545)	(406)	(267)	(61,590)
Net income from continuing operations	$94,401	$2,386	$640	$(267)	$97,160

Diluted earnings per share from continuing operations	$3.58	$0.09	$0.03	$(0.01)	$3.69
Diluted share count	26,337

	Nine Months Ended September 30, 2013
	As reported	Legal accrual adjustment	Tax attribute	Adjusted
Selling, general and administrative	$318,984	$(3,813)	$-	$315,171

Income from operations	$137,957	$3,813	$-	$141,770

Income from continuing operations before income taxes	$124,548	$3,813	$-	$128,361
Income tax expense	(46,494)	(1,484)	(1,512)	(49,490)
Net income from continuing operations	$78,054	$2,329	$(1,512)	$78,871

Diluted earnings per share from continuing operations	$2.98	$0.09	$(0.05)	$3.02
Diluted share count	26,159

Liquidity and Capital Resources

We manage our liquidity and capital resources to fund our operating, investing and financing activities. We rely primarily on cash flows from operations and borrowings under our credit agreements as the primary sources for liquidity. We use those funds to invest in capital expenditures, increase working capital and fulfill contractual obligations. Funds remaining after these uses are used for acquisitions, debt retirement, cash dividends and share repurchases.

Available Sources

Below is a summary of our available funds (in thousands):

	As of September 30,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Cash and cash equivalents	$21,666	$16,093	$5,573	34.6%
Available credit on the credit facilities	167,324	165,145	2,179	1.3
Total current available funds	188,990	$181,238	7,752	4.3%
Estimated funds from unfinanced real estate	99,847	120,112	(20,265)	(16.9)
Total estimated available funds	$288,837	$301,350	$(12,513)	(4.2)%

Our cash flows generated by operating activities and our credit facilities are our most significant sources of liquidity. On October 1, 2014, we completed a $1.7 billion revolving syndicated credit facility. This syndicated credit facility is comprised of 16 financial institutions, including seven manufacturer-affiliated finance companies. Our credit facility provides for up to $1.25 billion in new vehicle inventory floor plan financing, up to $150 million in used vehicle inventory floor plan financing and a maximum of $300 million in revolving financing for general corporate purposes, including acquisitions and working capital. This credit facility may be expanded to $1.85 billion total availability, subject to lender approval.

We also have the ability to raise funds through mortgaging real estate. As of September 30, 2014, our unencumbered owned operating real estate had a book value of $133.1 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $99.8 million at September 30, 2014; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Increase
	2014	2013	(Decrease)
Net cash provided by operating activities	$87,702	$112,674	$(24,972)
Net cash used in investing activities	(122,350)	(67,535)	(54,815)
Net cash provided by (used in) financing activities	32,628	(71,885)	104,513

Operating Activities

Compared to the same period of 2013, cash provided by operating activities for the nine months ended September 30, 2014 decreased $25.0 million.

Borrowings from and repayments to our syndicated lending group related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory and the associated financing, we also consider our net cash provided by operating activities adjusted to include cash activity associated with our new vehicle credit facility.

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2014	2013	(Decrease)
Net cash provided by operating activities – as reported	$87,702	$112,674	$(24,972)
Add: Net borrowings on floor plan notes payable, non-trade	30,375	2,685	27,690
Net cash provided by operating activities – adjusted	$118,077	$115,359	$2,718

Adjusted net cash provided by operating activities increased $2.7 million in the first nine months of 2014 compared to the same period of 2013, primarily driven by increased profitability and net borrowings on floor plan notes payable.

Investing Activities

Net cash used in investing activities totaled $122.4 million and $67.5 million, respectively, for the nine-month periods ended September 30, 2014 and 2013. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities:

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013	Increase
Capital expenditures	$(54,149)	$(33,803)	$20,346
Cash paid for acquisitions, net of cash acquired	(81,558)	(31,786)	49,772

Capital expenditures

Below is a summary of our capital expenditure activities:

	Nine Months Ended September 30,
(Dollars in thousands)	2014	2013
Post-acquisition capital improvements	$11,928	$7,734
Facilities for open points	3,820	1,006
Purchases of previously leased facilities	19,561	6,782
Existing facility improvements	10,296	9,438
Maintenance	8,544	8,843
Total capital expenditures	$54,149	$33,803

We expect to make capital expenditures in 2014 of approximately $90 million related to capital improvements at recently acquired stores, purchases of land for expansion of existing stores, facility image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

Many manufacturers provide assistance in the form of additional vehicle incentives if facilities meet manufacturer image standards and requirements. We expect that certain facility upgrades and remodels will generate additional manufacturer incentive payments.

We expect to make a portion of our future capital expenditures to upgrade facilities that we recently acquired. This additional capital investment is contemplated in our initial evaluation of the investment return metrics applied to each acquisition and is usually associated with manufacturer image standards and requirements.

Acquisitions

We focus on acquiring stores at opportunistic purchase prices that meet our return thresholds and strategic objectives. We acquired seven stores and one franchise in the first nine months of 2014. These acquisitions diversify our brand and geographic mix as we continue to evaluate our portfolio to minimize exposure to any one manufacturer and achieve financial returns. We acquired three stores in the first nine months of 2013.

We follow disciplined capital investment metrics in evaluating all potential transactions.

Financing Activities

Net cash provided by financing activities totaled $32.6 million and net cash used in financing activities totaled $71.9 million for nine month periods ended September 30, 2014 and 2013, respectively. Cash flows from financing activities relate to debt issuances, repayments and recurring monthly payments, as well as equity transactions.

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable, non-trade, which are discussed above:

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2014	2013	(Decrease)
Net borrowings (repayments) on lines of credit	$(54,844)	$(43,446)	$11,398
Principal payments on long-term debt, unscheduled	-	(25,770)	(25,770)
Repurchases of common stock	(11,745)	(7,903)	3,842
Dividends paid	(11,731)	(6,719)	5,012

Borrowing and Repayment Activity

During the nine-months ended September 30, 2014, we had net repayments of $54.8 million associated with our used vehicle financing facility and our revolving line of credit. As of September 30, 2014 our debt to total capital ratio, excluding floor plan notes payable, was 30.4% compared to 30.8% as of September 30, 2013.

Equity Transactions

Under the share repurchase program authorized by our Board of Directors and repurchases associated with stock compensation activity, we repurchased 169,272 shares of our Class A common stock at an average price of $69.39 per share in the first nine months of 2014.

In the first nine months of 2014, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2014	$0.13	$3,378
May 2014	0.16	4,179
August 2014	0.16	4,174

Management evaluates performance and makes a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Inventories

As of September 30, 2014, our new vehicle days supply was 72, or four days lower than our days supply as of September 30, 2013. Our days supply of used vehicles was 54 days as of September 30, 2014 which was equal to our days supply as of September 30, 2013. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

	Outstanding as of September 30, 2014	Remaining Available as of September 30, 2014
New vehicle floor plan commitment	$718,227	$81,773	(1)
Floor plan notes payable	21,362	-
Used vehicle inventory financing facility	30,000	20,000	(3)
Revolving lines of credit	156	147,324	(2),(3)
Real estate mortgages	236,612	-
Other debt	5,654	-
Liabilities associated with assets held for sale	4,776	-	(4)
Total debt	$1,016,787	$249,097

(1)	As of September 30, 2014, we had an $800 million new vehicle floor plan commitment as part of our credit facility.
(2)	Available credit is based on the borrowing base amount effective as of September 30, 2014. This amount is reduced by $5.0 million for outstanding letters of credit.
(3)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(4)	As of September 30, 2014, an additional $4.8 million of floor plan notes payable outstanding on our new vehicle floor plan commitment was recorded as liabilities related to assets held for sale.

Credit Facility

On October 1, 2014, we completed a $1.7 billion revolving syndicated credit facility. This syndicated credit facility is comprised of 16 financial institutions, including seven manufacturer-affiliated finance companies. Our credit facility provides for up to $1.25 billion in new vehicle inventory floor plan financing, up to $150 million in used vehicle inventory floor plan financing and a maximum of $300 million in revolving financing for general corporate purposes, including acquisitions and working capital. This credit facility may be expanded to $1.85 billion total availability, subject to lender approval.

We may request a reallocation of any unused portion of our credit facility provided that the used vehicle inventory floor plan commitment does not exceed $250 million, the revolving financing commitment does not exceed $300 million, and the sum of those commitments plus the new vehicle inventory floor plan financing commitment does not exceed the total aggregate financing commitment. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction “PR” accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of September 30, 2014, we had $50 million deposited in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 1.4% at September 30, 2014. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.7% and 1.4%, respectively, at September 30, 2014.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of September 30, 2014
Current ratio	Not less than 1.20 to 1	1.41 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	4.00 to 1
Leverage ratio	Not more than 5.00 to 1	1.53 to 1
Funded debt restriction	Not to exceed $375 million	$242.4 million

We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants. Under the amended credit facility, our funded debt restriction covenant was changed to not exceed $600 million. No other covenants were changed.

If we do not meet the financial and restrictive covenants and are unable to remediate or cure the condition or obtain a waiver from our lenders, a breach would give rise to remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. A breach would also trigger cross-defaults under other debt agreements.

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At September 30, 2014, $21.4 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.7% to 5.0% at September 30, 2014. The mortgages are payable in various installments through October 2034. As of September 30, 2014, we had fixed interest rates on 86% of our outstanding mortgage debt.

Our other debt includes capital leases and had interest rates that ranged from 2.0% to 9.4% at September 30, 2014. This debt, which totaled $5.7 million at September 30, 2014, is due in various installments through January 2024.

Recent Accounting Pronouncements

See Note 11 and 13 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

There has been no material changes in the critical accounting policies and use of estimates described in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2014.

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

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. The information below should be read in conjunction with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the Securities and Exchange Commission on February 21, 2014.

Risks related to our acquisition of DCH Auto Group (USA) Inc., including integration risk, may adversely affect our business.

As we have previously disclosed, our strategy for growing through acquisitions poses risks. These risks are magnified the more stores we purchase. Acquisition risks include, without limitation:

●	failing to assimilate the operations and personnel of acquired dealerships;
●	strain on our existing systems, procedures, structures and personnel;
●	failing to achieve predicted sales levels;
●	incurring significantly higher capital expenditures and operating expenses, which could substantially limit our operating or financial flexibility;
●	entering new, unfamiliar markets;
●	encountering undiscovered liabilities and operational difficulties at acquired dealerships;
●	disrupting our ongoing business;
●	diverting our management resources;
●	failing to maintain uniform standards, controls and policies;
●	impairing relationships with employees, manufacturers and customers as a result of changes in management;
●	incurring increased expenses for accounting and computer systems, as well as integration difficulties;
●	failing to obtain a manufacturer’s consent to the acquisition of one or more of its dealership franchises or to renew the franchise agreement on terms acceptable to us;
●

the inability to recover our costs of investigating and negotiating a transaction if a manufacturer exercises first refusal rights and assigns the right to purchase a dealership, under the terms we have negotiated, to another party, including one of our competitors;

●	incorrectly valuing entities to be acquired; and
●	Incurring additional facility renovation costs or other expenses required by the manufacturer.

The size of our recent purchase of the DCH Auto Group magnifies our acquisition risks.

Operating and financial condition

Although we conducted what we believed to be a prudent level of investigation, an unavoidable level of risk remains regarding the actual operating condition of DCH and we may not have an accurate understanding of its financial condition and performance. These risks may not be adequately mitigated by the indemnification obligations we negotiated with the seller, which are subject to deductibles and which, with respect to most of the representations and warranties made by the seller in the purchase agreement, are capped.

Limitations on our capital resources

We made a substantial capital investment to purchase DCH. We financed this acquisition with cash flows from our operations, borrowings under our credit arrangements, proceeds from mortgage financing and the issuance of shares of Class A common stock. The size of this acquisition magnifies risks associated with debt service obligations. These risks include potential lower earnings per share, our inability to pay dividends and potential negative impacts to the debt covenants we negotiated under our credit agreement. If we fail to meet the covenants in our credit facility, or if some other event occurs that results in a default or an acceleration of our repayment obligations under our credit agreements, we may not be able to refinance our debt on terms acceptable to us or at all. Furthermore, using cash to complete acquisitions could substantially limit our operating or financial flexibility.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the third quarter of 2014:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum number of shares that may yet be purchased under the plans
July 1 to July 31	9,500	$93.87	9,500	1,672,453
August 1 to August 31	-	-	-	1,672,453
September 1 to September 30	8,000	80.96	8,000	1,664,453
Total	17,500	87.97	17,500	1,664,453

(1)

In 2011 and 2012, our Board of Directors authorized the repurchase of up to a total of 3,000,000 shares of our Class A common stock. Through September 30, 2014, we have repurchased 1,335,547 shares at an average price of $26.62 per share. This authority to repurchase shares does not have an expiration date nor a maximum aggregate dollar amount for repurchases.

Item 6. Exhibits

2.1

Stock Purchase Agreement dated June 14, 2014 between Lithia Motors, Inc. and DCH Auto Group (USA) Limited (incorporated by reference to exhibit 2.1 to Form 8-K dated October 6, 2014 and filed with the Securities and Exchange Commission on October 6, 2014)

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

Date: October 31, 2014	LITHIA MOTORS, INC.

By: /s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

By: /s/ John F. North III
John F. North III
Vice President and
Corporate Controller
(Principal Accounting Officer)