Form 10-K
period 2014-12-31
LITHIA MOTORS INC
filed 2015-03-02
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

___________________

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2014

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

__________ _________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2,214,824,000 computed by reference to the last sales price ($94.07) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2014).

The number of shares outstanding of the Registrant’s common stock as of March 2, 2015 was: Class A: 23,688,437 shares and Class B: 2,562,231 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2015 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.

2014 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Forward-Looking Statements

Certain statements in this Annual Report, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project”, “outlook,” “target”, “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-K include, among others, statements we make regarding:

●	Future market conditions;
●	Expected operating results, such as improved store performance, maintaining incremental throughput above 50% and increasing same store finance and insurance revenue per unit;
●	The increase in our annual revenues that we estimate will result from the dealerships that we acquired and from the DCH Auto Group transaction;
●	Anticipated ability to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements;
●	Anticipated availability of liquidity from our unfinanced operating real estate;
●	Anticipated levels of capital expenditures in the future; and
●	Our strategies for customer retention, growth, market position, financial results and risk management.

The forward-looking statements contained in this Annual Report involve known and unknown risks, uncertainties and situations that may cause our actual results to materially differ from the results expressed or implied by these statements. Some of those important factors are discussed in Part I, Item 1A. Risk Factors, Part II and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and, from time to time, in our other filings we make with the Securities and Exchange Commission (SEC).

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

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of March 2, 2015, we offered 30 brands of new vehicles and all brands of used vehicles in 130 stores in the United States and online at Lithia.com and DCHauto.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

Our dealerships are located across the United States. We seek domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment.

The following table sets forth information about stores that were part of our continuing operations as of December 31, 2014:

State	Number of Stores	Percent of 2014 Revenue
Texas	17	20.7%
Oregon	24	20.2
California	30	15.8
Montana	8	7.3
Washington	7	6.8
Alaska	9	6.6
New Jersey	10	5.0
Nevada	4	4.2
Idaho	5	3.9
Iowa	5	3.9
North Dakota	3	1.9
Hawaii	3	1.5
New Mexico	2	1.3
New York	3	0.9
Total	130	100.0%

Business Strategy and Operations

Our mission statement is: “Driven by our employees and preferred by our customers, Lithia is the leading automotive retailer in each of our markets.” We offer customers personal, convenient, flexible personalized service combined with the large company advantages of selection, competitive pricing, broad access to financing, and warranties. We strive for diversification in our products, services, brands and geographic locations to insulate us from market risk and to maintain profitability. We have developed a centralized support structure to reduce store level administrative functions. This allows store personnel to focus on providing a positive customer experience. With our management information systems and centrally-performed administrative functions in Medford, Oregon, and regional accounting processing centers, we seek to gain economies of scale from our dealership network.

We offer a variety of luxury, import and domestic new vehicle brands and models, reducing our dependence on any one manufacturer and our susceptibility to changing consumer preferences. Encompassing economy and luxury cars, sport utility vehicles (SUVs), crossovers, minivans and trucks, we believe our brand mix is well-suited to what customers demand in the markets we serve. Our new vehicle unit mix of 46% import, 43% domestic and 11% luxury aligns similarly with national market share, which was 48%, 45% and 7%, respectively, for the year ended December 31, 2014.

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

Operations are structured to promote an entrepreneurial environment at the dealership level. Each store’s general manager and department managers, with assistance from regional and corporate management, are responsible for developing retail plans that perform in their stores. They are the leaders in driving dealership operations, personnel development, manufacturer relationships, store culture and financial performance.

During 2014, we focused on the following areas to achieve our mission:

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

●	growing our service, body and parts revenues as units in operation increase;
●	leveraging our cost structure;
●	diversifying our franchise mix through acquisitions;
●	integrating acquired stores to achieve targeted returns;
●	increasing our return to investors through dividends and strategic share buy backs;
●	investing in our existing stores to increase profits; and
●	increasing leveragability of the balance sheet to prepare for future expansion opportunities.

We believe we can leverage our cost structure as sales levels improve and we integrate acquired stores into our network. In 2014, we purchased 35 stores, including 27 stores on October 1, 2014 through the acquisition of DCH Auto Group (USA), and opened one franchise. We expect these acquisitions to add over $2.7 billion in revenues. Our acquisition targets typically have higher expenses as a percentage of gross profit than our existing store base. Due to the number of acquisitions and their relative size in 2014, our selling, general and administrative (“SG&A”) expense as a percentage of gross profit increased to 68.4% in 2014 from 67.7% in 2013. Adjusting for non-core items in both 2014 and 2013, our adjusted SG&A expense as a percentage of gross profit in 2014 was 67.7%, compared to 67.2% in 2013. See “Non-GAAP Reconciliations” for more details.

We are targeting SG&A as a percentage of gross profit in the lower 70% range, for the full year of 2015, primarily due to the inclusion of a full year of DCH Auto Group’s operations in our results. Over time, we seek to reduce this percentage to the upper 60% range, a goal we set in the second half of 2013 and achieved during the first three quarters of 2014.

We monitor how efficiently we leverage our cost structure by evaluating throughput, which is calculated as the percentage of incremental gross profit dollars we retain after deducting increases in SG&A expense. For the years ended December 31, 2014 and 2013, our incremental throughput was 29.4% and 41.4%, respectively. Adjusting for non-core items, our adjusted throughput in 2014 was 30.5% and in 2013 was 46.2%. See “Non-GAAP Reconciliations” for additional information.

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

We acquired 35 stores and opened one new store in 2014. In 2013, we acquired six stores and opened one new store. Adjusting to exclude these locations and other non-core adjustments, our throughput contribution on a same store basis was 42.9% and 51.4% for the years ended December 31, 2014 and 2013, respectively. We continue to target a same store throughput contribution of 45% to 50% in 2015.

We continuously evaluate our portfolio of franchises to balance our brand mix, minimize exposure to any one franchise and achieve financial returns. In the past three years we acquired or opened 48 stores. Additionally, we divest stores that are not meeting our financial return requirements or other performance expectations. Divestiture activity generated $17.2 million during the past three years as we sold three stores.

New Vehicles

In 2014, we sold 91,104 new vehicles, generating 24% of our gross profit for the year. New vehicle sales have the potential to create incremental profit opportunities through manufacturer incentives, resale of trade-in vehicles, sale of third-party financing, vehicle service and insurance contracts, and future service and repair work.

In 2014, we represented 30 domestic and import brands ranging from economy to luxury cars, SUVs, crossovers, minivans and light trucks.

Manufacturer	Percent of 2014 New Vehicle Revenue	Percent of 2014 New Vehicle Gross Profit
Chrysler, Jeep, Dodge, Ram	26.6%	23.3%
Chevrolet, Cadillac, GMC, Buick	14.3	16.0
Toyota, Scion	13.4	12.0
Honda, Acura	10.5	11.6
BMW, MINI	9.7	11.7
Subaru	6.6	3.7
Ford, Lincoln	6.1	5.5
Mercedes, smart	3.4	5.0
Nissan	2.7	2.9
Volkswagen, Audi	2.6	3.2
Hyundai	1.9	2.8
Kia	0.8	0.7
Lexus	0.6	0.5
Porsche	0.4	0.7
Mazda	0.2	0.2
Mitsubishi	0.1	0.1
Fiat	0.1	0.1
Volvo	*	*
Total	100.0%	100.0%

* Less than 0.1%

We purchase our new car inventory directly from manufacturers, who generally allocate new vehicles to stores based on availability, monthly sales and market area. Accordingly, we rely on the manufacturers to provide us with vehicles that meet consumer demand at suitable locations, with appropriate quantities and prices. However, if high demand vehicles, or vehicles with certain option configurations are in short supply, we exchange vehicles with other automotive retailers and between our own stores to accommodate customer demand and to balance inventory.

Used Vehicles

At each new vehicle store, we also sell used vehicles. In 2014, retail used vehicle sales generated 22% of our gross profit.

Our used vehicle operations give us an opportunity to:

●	generate sales to customers unable or unwilling to purchase a new vehicle;
●	generate sales of vehicle brands other than the store’s new vehicle franchise(s);
●	increase vehicle sales by aggressively pursuing customer trade-ins; and
●	increase finance and insurance revenues and service and parts sales.

We classify our used vehicles in three categories: manufacturer certified pre-owned used vehicles; late model, lower-mileage vehicles; and value autos. We offer manufacturer certified pre-owned used vehicles at most of our franchised dealerships. These vehicles undergo additional reconditioning and receive an extended factory-provided warranty. Late model, lower-mileage vehicles are reconditioned and offer a Lithia certified warranty. Value autos are older, higher mileage vehicles that undergo a safety check and a lesser degree of reconditioning. Value autos are offered to customers who desire a less expensive vehicle or a lower monthly payment.

We acquire our used vehicles through customer trade-ins, purchases from non-Lithia stores, independent vehicle wholesalers and private parties, and at closed auctions.

Our near-term goal for used vehicles is to retail an average of 75 units per store per month. In 2014, our stores sold an average of 56 retail used units per month. We believe used vehicles represent a significant area for organic growth. As new vehicle sales growth rates return to historical levels and we continue our focus on growing used retail sales, we believe our long-term target is achievable.

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

Vehicle Financing, Service Contracts and Other Products

As part of the vehicle sales process, we assist in arranging customer financing options as well as offer extended warranties, insurance contracts and vehicle and theft protection products. The sale of these items generated 23% of our gross profit.

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

We arranged financing on 78% of the vehicles we sold during 2014 and 2013. Our presence in multiple markets and changes in technology surrounding the credit application process have allowed us to utilize a larger network of lenders across a broader geographic area. Additionally, we continue to see the availability of consumer credit expand with lenders increasing the loan-to-value amount available to most customers. These shifts afford us the opportunity to sell additional or more comprehensive products, while remaining within a loan-to-value framework acceptable to our retail customer lenders.

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

We offer a lifetime lube, oil and filter (“LOF”) service, which, in 2014, was purchased by 35% of our total new and used vehicle buyers. This service, where customers prepay for their LOF services, helps us retain customers by building customer loyalty and provides opportunities for selling additional routine maintenance items and generating repeat service business. In 2014, we sold an average of $50 of additional maintenance on each lifetime LOF service we performed.

Service, Body and Parts

In 2014, our service, body and parts operations generated 30% of our gross profit. Our service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service for the new vehicle brands sold by our stores, as well as service most other makes and models.

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

Revenues from the service and parts departments are particularly important during economic downturns, when owners tend to repair their existing vehicles rather than buy new vehicles. This partially mitigates the effects of a drop in new vehicle sales that may occur in a recessionary economic environment.

We believe body shops provide an attractive opportunity to grow our business, and we continue to evaluate potential locations to expand. We currently operate 18 collision repair centers: five in Texas; five in Oregon; two in Idaho; and one each in Alaska, Washington, Montana, Iowa, Nevada and New Jersey.

Segments

We report three business segments: Domestic, Import and Luxury. For certain financial information by segment, see Notes 1 and 19 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Marketing

We emphasize customer satisfaction and we realize that customer retention is critical to our success. We want our customers’ experiences to be satisfying so that they refer us to their families and friends. We utilize an owner marketing strategy consisting of database analysis, email, traditional mail and phone contact to maintain regular communication and solicit feedback.

To increase awareness and traffic at our stores, we use a combination of traditional, digital and social media to reach potential customers. Total advertising expense, net of manufacturer credits, was $46.7 million in 2014, $39.6 million in 2013 and $31.9 million in 2012. In 2014, approximately 38% of those funds were spent in traditional media and 62% were spent in digital and owner communications and other media outlets. In all of our communications, we seek to convey the promise of a positive customer experience, competitive pricing and wide selection.

Certain advertising and marketing expenditures are offset by manufacturer cooperative programs which require us to submit requests for reimbursement to manufacturers for qualifying advertising expenditures. These advertising credits are not tied to specific vehicles and are earned as qualifying expenses are incurred. These reimbursements are recognized as a reduction of advertising expense. Manufacturer cooperative advertising credits were $16.3 million in 2014, $11.8 million in 2013 and $9.6 million in 2012.

Many people now shop online before visiting our stores. We maintain websites for all of our stores and corporate sites (Lithia.com and DCHAuto.com) to generate customer leads for our stores.

Our websites enable our customers to:

●	locate our stores and identify the new vehicle brands sold at each store;
●	search new and pre-owned vehicle inventory;
●	view current pricing and specials;
●	calculate payments for purchase or lease;
●	obtain a value for their vehicle to trade or sell to us;
●	submit credit applications;
●	shop for and order manufacturers’ vehicle parts;
●	schedule service appointments; and
●	provide feedback about their experience.

We also maintain mobile versions of our websites and a mobile application in anticipation of greater adoption of mobile technology. Mobile traffic now accounts for 29% of our web traffic and all of the sites utilize responsive technology to enhance mobile and tablet usage.

We post our inventory on major new and used vehicle listing services (cars.com, autotrader.com, kbb.com, edmunds.com, eBay, craigslist, etc.) to reach online shoppers. We also employ search engine optimization, search engine marketing and online display advertising (including re-targeting) to reach more online prospects.

Social influence marketing represents a cost-effective method to enhance our corporate reputation and our stores’ reputations, and increase vehicle sales and service. We deploy tools and training to our employees in ways that will help us listen to our customers and create more advocates for Lithia.

We also encourage our stores to give back to their local communities through financial and non-financial participation in local charities and events. Through Lithia4Kids and DCH Teen Safe Driving Foundation, our initiatives to increase employee volunteerism and community involvement, we focus the impact of our contributions on projects that support opportunities and the safety and development of young people.

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

We have determined the useful life of a Franchise Agreement is indefinite, even though certain Franchise Agreements are renewed after one to six years. In our experience, agreements are routinely renewed without substantial cost and there are legal remedies to help prevent termination. Certain Franchise Agreements have no termination date. In addition, state franchise laws protect franchised automotive retailers. Under certain laws, a manufacturer may not terminate or fail to renew a franchise without good cause or prevent any reasonable changes in the capital structure or financing of a store.

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

Franchise Agreements generally provide for prior written notice before a franchise may be terminated under most circumstances. We also sign master framework agreements with most manufacturers that impose additional requirements. See Item 1A, “Risk Factors.”

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

We are larger and have more financial resources than most private automotive retailers with which we currently compete in the majority of our regional markets. We compete directly with retailers with similar or greater resources in markets such as metropolitan New York, the greater Los Angeles area, Seattle, Washington; Spokane, Washington; Anchorage, Alaska; Portland, Oregon and the San Francisco Bay Area, California. If we enter other new markets, we may face competitors that are larger or have access to greater financial resources. We do not have any cost advantage in purchasing new vehicles from manufacturers. We rely on advertising and merchandising, pricing, our customer guarantees and sales model, our sales expertise, service reputation and the location of our stores to sell new vehicles.

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

Our financing activities with customers are subject to numerous federal, state and local laws and regulations. In 2013 and 2014, there was an increase in activity related to oversight of consumer lending by the Consumer Financial Protection Bureau (CFPB), which has broad regulatory powers. The CFPB does not have direct authority over automotive dealers; however, its regulation of larger automotive finance companies and other financial institutions could affect our financing activities. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals, a class of individuals, or governmental entities. These claims may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct store operations and fines.

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

We incur certain costs to comply with environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework. We may become aware of minor contamination at certain of our facilities, and we conduct investigations and remediation at properties as needed. In certain cases, the current or prior property owner may conduct the investigation and/or remediation or we have been indemnified by either the current or prior property owner for such contamination. We do not currently expect to incur significant costs for the remediation. However, no assurances can be given that material environmental commitments or contingencies will not arise in the future, or that they do not already exist but are unknown to us.

Employees

As of December 31, 2014, we employed approximately 8,827 persons on a full-time equivalent basis.

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

Available Information and NYSE Compliance

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). You may inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet Web site at http://www.sec.gov where you may access copies of our SEC filings. We also make available free of charge, on our website at www.lithia.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Annual Report on Form 10-K. You may also obtain copies of these reports by contacting Investor Relations at 877-331-3084.

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

Our performance is subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships are currently located in limited markets in 14 states, with sales in the top three states accounting for approximately 57% of our revenue in 2014. Our results of operations, therefore, depend substantially on general economic conditions and consumer spending levels in those markets and could be materially adversely affected to the extent these markets experience sustained economic downturns regardless of improvements in the U.S. economy overall.

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

Our finance and insurance business and other related businesses, which have higher margins than sales of new and used vehicles, are subject to strong competition from various financial institutions and others.

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

Adverse conditions affecting one or more key manufacturers may negatively affect our business, results of operations, financial condition and cash flows.

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

Demand for our primary manufacturers’ vehicles, as well as the financial condition, management, marketing, production and distribution capabilities of these manufacturers, can significantly affect our business. Events that adversely affect a manufacturer’s ability to timely deliver new vehicles may adversely affect us by reducing our supply of popular new vehicles and leading to lower sales in our stores during those periods than would otherwise occur. We depend on our manufacturers to deliver high-quality, defect-free vehicles. If manufacturers experience quality issues, our financial performance may be adversely impacted. In addition, the discontinuance of a particular brand could negatively impact our revenues and profitability.

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

Vehicle manufacturers would be adversely affected by economic downturns or recessions, adverse fluctuations in currency exchange rates, significant declines in the sales of their new vehicles, increases in interest rates, declines in their credit ratings, port closures, labor strikes or similar disruptions (including within their major suppliers), supply shortages or rising raw material costs, rising employee benefit costs, adverse publicity that may reduce consumer demand for their products, product defects, vehicle recall campaigns, litigation, poor product mix or unappealing vehicle design, or other adverse events. These and other risks could materially adversely affect any manufacturer and limit its ability to profitably design, market, produce or distribute new vehicles, which, in turn, could materially adversely affect our business, results of operations, financial condition and cash flows. In February 2015, for example, Honda and other manufacturers announced they would curtail car production in North America due to parts shortages caused by port closures and work slowdowns on the West Coast; if these continue and a materially lower number of Hondas are manufactured, our supply and sales of Hondas may materially decrease.

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

We depend upon the manufacturers and distributors for sales incentives, warranties and other programs that are intended to promote new vehicle sales or supplement dealer income. Manufacturers and distributors routinely make changes to their incentive programs. Key incentive programs include:

●	customer rebates;
●	dealer incentives on new vehicles;
●	special financing rates on certified, pre-owned cars;
●	below-market financing on new vehicles and special leasing terms; and
●	sponsorship of used vehicle sales by authorized new vehicle dealers.

Our financial condition could be materially adversely impacted by a discontinuation or change in our manufacturers’ or distributors’ incentive programs. In addition, certain manufacturers use a dealership’s manufacturer-determined customer satisfaction index, or “CSI”, score as a factor governing participation in incentive programs. To the extent we do not meet minimum score requirements, we may be precluded from receiving certain incentives, which could materially adversely affect our business, results of operations, financial condition and cash flows.

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

Each of our stores operates pursuant to a Franchise Agreement with each of the respective manufacturers for which it serves as franchisee. Manufacturers exert significant control over our stores through the terms and conditions of their franchise agreements. Such agreements contain provisions for termination or non-renewal for a variety of causes, including service retention, facility compliance, customer satisfaction and sales and financial performance. From time to time, certain of our stores have failed to comply with certain provisions of their franchise agreements, and we cannot assure you that our stores will be able to comply with these provisions in the future. In addition, actions taken by a manufacturer to exploit its bargaining position in negotiating the terms of renewals of franchise agreements or otherwise could also have a material adverse effect on our revenues and profitability. If a manufacturer terminates or fails to renew one or more of our significant franchise agreements or a large number of our franchise agreements, such action could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a franchise agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Certain state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within the notice period to avoid the termination or non-renewal. If dealer laws are repealed in the states where we operate, manufacturers may be able to terminate our franchises without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult to renew our franchise agreements upon expiration or on terms acceptable to us.

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

We are subject to various federal, state and local environmental, health and safety regulations that govern items such as the generation, storage, handling, use, treatment, recycling, transportation, disposal and remediation of hazardous material and the emission and discharge of hazardous material into the environment. Under certain environmental regulations or pursuant to signed private contracts, we could be held responsible for all of the costs relating to any contamination at our present, or our previously owned, facilities, and at third party waste disposal sites. We are aware of minor contamination at certain of our facilities, and we routinely conduct investigations and/or remediation at certain properties. The current level of contamination is such that we do not expect to incur significant costs for the remediation. In certain cases, the current or prior property owner is conducting the investigation and/or remediation or we have been indemnified by either the current or prior property owner for such contamination. There can be no assurance that these owners will remediate, or continue to remediate, these properties or pay, or continue to pay, pursuant to these indemnities. We are also required to obtain permits from governmental authorities for certain operations. If we violate or fail to fully comply with these regulations or permits, we could be fined or otherwise sanctioned by regulators.

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

We are subject to federal, state and local laws and regulations in each of the 14 states where we have stores. New laws and regulations are enacted on an ongoing basis. With the number of stores we operate, the number of personnel we employ and the large volume of transactions we handle, it is likely that technical mistakes will be made. These regulations affect our profitability and require ongoing training. Current practices in stores may become prohibited. We are responsible for ensuring that continued compliance with laws is maintained. If there are unauthorized activities, the state and federal authorities have the power to impose civil penalties and sanctions, suspend or withdraw dealer licenses or take other actions. These actions could materially impair our activities or our ability to acquire new stores in those states where violations occurred. Further, private causes of action on behalf of individuals or a class of individuals could result in significant damages or injunctive relief.

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

In every state where we operate, we must obtain certain licenses issued by state authorities to operate our businesses, including dealer, sales, finance and insurance-related licenses. State laws also regulate our advertising, operating, financing, employment and sales practices. Other laws and regulations include state franchise laws and regulations and laws and regulations applicable to new and used automobile dealers. In some states, some of our practices must be approved by regulatory agencies which have broad discretion. The enactment of new laws and regulations that materially impair or restrict our sales, finance and insurance or other operations could have a material adverse effect on our business, results of operations, financial condition, cash flows and prospects.

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

Breaches in our data security systems or in systems used by our vendor partners, including cyber-attacks or unauthorized data distribution by employees or affiliated vendors, could disrupt our operations or result in the loss or misuse of customers’ proprietary information.

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

Our information technology systems, and those of our vendors, may be vulnerable to data protection breaches and cyber-attacks beyond our control and we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. We invest in security technology to protect our data and business processes against these risks. We also purchase insurance to mitigate the potential financial impact of these risks. Despite these precautions, we cannot assure that a breach will not occur and any breach or successful attack could have a negative impact on our operations or business reputation.

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

Consummation and competition

We may not be able to complete future acquisitions at acceptable prices and terms or identify suitable candidates. In addition, increased competition in the future for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including:

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

Operating and financial condition

Although we conduct what we believe to be a prudent level of investigation, an unavoidable level of risk remains regarding the actual operating condition of acquired stores and we may not have an accurate understanding of each acquired store’s financial condition and performance. Similarly, most of the dealerships we acquire do not have financial statements audited or prepared in accordance with U.S. generally accepted accounting principles. We may not have an accurate understanding of the historical financial condition and performance of our acquired businesses. Until we assume control of the business, we may not be able to ascertain the actual value or understand the potential liabilities of the acquired businesses and their earnings potential. These risks may not be adequately mitigated by the indemnification obligations we negotiated with sellers.

Limitations on our capital resources

We make a substantial capital investment when we acquire dealerships. We finance these acquisitions with cash flows from our operations, borrowings under our credit arrangements, proceeds from mortgage financing and the issuance of shares of Class A common stock. The size of our recent acquisition activity magnifies risks associated with debt service obligations. These risks include potential lower earnings per share, our inability to pay dividends and potential negative impacts to the debt covenants we negotiated under our credit agreement. If we fail to meet the covenants in our credit facility, or if some other event occurs that results in a default or an acceleration of our repayment obligations under our credit agreements, we may not be able to refinance our debt on terms acceptable to us or at all. Furthermore, using cash to complete acquisitions could substantially limit our operating or financial flexibility.

We are subject to substantial risk of loss under our various self-insurance programs including property and casualty, open lot vehicle coverage, workers’ compensation and employee medical coverage.

We have a significant concentration of our property values at each dealership location, including vehicle and parts inventories and our facilities. Natural disasters, severe weather, such as wind or hail storms, or extraordinary events subject us to property loss and business interruption. Illegal or unethical conduct by employees, customers, vendors and unaffiliated third parties can also impact our business. Other potential liabilities arising out of our operations may involve claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements.

Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims-handling expenses. Costs in excess of these retained risks may be insured under various contracts with third-party insurance carriers. As of December 31, 2014, we had total reserve amounts associated with these programs of $23.2 million. The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. Although we believe we have sufficient insurance, we cannot assure that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Indefinite-lived intangible assets, which consist of goodwill and franchise value, comprise a meaningful portion of our total assets ($350.3 million, or 12% of our total assets, at December 31, 2014). We must assess our indefinite-lived intangible assets for impairment at least annually, which may result in a non-cash write-down of franchise rights or goodwill.

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

Additionally, our real estate debt generally has a five to ten-year term, after which the debt needs to be renewed or replaced. A decline in the appraised value of real estate or a reduction in the loan-to-value lending ratios for new or renewed real estate loans could result in our inability to renew maturing real estate loans at the debt level existing at maturity, or on terms acceptable to us, requiring us to find replacement lenders or to refinance at lower loan amounts.

As of December 31, 2014, including the effect of interest rate swaps, approximately 84.5% of our total debt was variable rate. The majority of our variable rate debt is indexed to the one-month LIBOR rate. The current interest rate environment is at historically low levels, and interest rates will likely increase in the future. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

Our success depends to a significant degree on the efforts and abilities of our senior management, particularly Bryan B. DeBoer, our Director, President and Chief Executive Officer, and Christopher S. Holzshu, our Senior Vice President and Chief Financial Officer. Further, we have identified Bryan B. DeBoer in most of our store franchise agreements as the individual who controls the franchises and upon whose financial resources and management expertise the manufacturers may rely when awarding or approving the transfer of any franchise. If we lose these key personnel, our business may suffer.

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

The sole voting control of our company is currently held by Sidney B. DeBoer, who may have interests different from our other shareholders. Further, 1.8 million shares of the 2.6 million shares of our Class B common stock held by Lithia Holding Company, LLC (“Lithia Holding”) are pledged to secure indebtedness of Lithia Holding. The failure to repay the indebtedness could result in the sale of such shares and the loss of such control, which may violate agreements with certain manufacturers.

Sidney B. DeBoer, our Founder and Executive Chairman, is the sole managing member of Lithia Holdings, which holds all of the outstanding shares of our Class B common stock. A holder of Class B common stock is entitled to ten votes for each share held, while a holder of Class A common stock is entitled to one vote per share held. On most matters, the Class A and Class B common stock vote together as a single class. As of March 2, 2015, Lithia Holding controlled, and Mr. DeBoer had the authority to vote, approximately 52% of the aggregate number of votes eligible to be cast by shareholders for the election of directors and most other shareholder actions. In addition, Mr. DeBoer may prevent a change in control of our Company and make certain transactions more difficult or impossible. The interest of Mr. DeBoer may not always coincide with our interests as a Company or the interest of other shareholders. Accordingly, Mr. DeBoer could cause us to enter into transactions or agreement that other shareholders would not approve or make decisions with which other shareholders may disagree.

Lithia Holding has pledged 1.8 million shares of our Class B common stock to secure a loan from U.S. Bank National Association. If Lithia Holding is unable to repay the loan, the bank could foreclose on the Class B common stock, which would result in the automatic conversion of such shares to Class A common stock and a change in control of our Company. If this change is not consented to by the manufacturers, we would have a technical violation under most of the dealer sales and service agreements held by us. In addition, the market price of our Class A common stock could decline if the bank foreclosed on the pledged stock and subsequently sold such stock in the open market.

Risks related to investing in our Class A common stock

Future sales of our Class A common stock in the public market could adversely impact the market price of our Class A common stock.

As of March 2, 2015, we had 2,592,302 shares of Class A common stock reserved for issuance under our equity plans (including our employee stock purchase plan). As of March 2, 2015, a total of 575,350 shares related to outstanding restricted stock, restricted stock units and options (with the options having a weighted average exercise price of $6.79 per share and options to purchase 6,834 shares being exercisable). In addition, we had 2,562,231 shares of Class B common stock outstanding convertible into 2,562,231 shares of Class A common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our stores and other facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, automobile storage lots, parking lots and offices located in the states listed under the caption Overview in Item 1. We believe our facilities are currently adequate for our needs and are in good repair. Some of our facilities do not currently meet manufacturer image or size requirements and we are actively working to find a mutually acceptable outcome in terms of timing and overall cost. We own our corporate headquarters in Medford, Oregon, a corporate building in South Amboy, New Jersey and certain other properties used in operations. Certain of these properties are mortgaged. We also lease certain properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases provide us the option to renew the lease for one or more lease extension periods. We also hold certain vacant dealerships and undeveloped land for future expansion.

Item 3. Legal Proceedings

We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2013 and 2014:

2013	High	Low
First quarter	$47.63	$37.54
Second quarter	57.04	42.03
Third quarter	73.58	53.60
Fourth quarter	74.94	60.45

2014
First quarter	$69.68	$53.57
Second quarter	94.31	64.37
Third quarter	97.20	75.21
Fourth quarter	90.44	63.05

The number of shareholders of record and approximate number of beneficial holders of Class A common stock as of March 2, 2015 was 605 and 51,052, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company, LLC. Sidney B. DeBoer, as Manager of Lithia Holding Company, L.L.C., has the authority to vote all of the issued and outstanding shares of our Class B common stock.

Dividends declared on our Class A and Class B common stock during 2012, 2013 and 2014 were as follows:

Quarter declared:	Divdend amount per share	Total amount of dividend (in thousands)
2012
First quarter	$0.07	$1,815
Second quarter	0.10	2,583
Third quarter	0.10	2,545
Fourth quarter(1)	0.20	5,123
2013
First quarter	$-	$-
Second quarter	0.13	3,356
Third quarter	0.13	3,363
Fourth quarter	0.13	3,366
2014
First quarter	$0.13	$3,378
Second quarter	0.16	4,179
Third quarter	0.16	4,174
Fourth quarter	0.16	4,198

(1) In November 2012, we paid dividends of $2.5 million that had been declared in October 2012. An additional dividend payment of $2.6 million was declared and paid in December 2012 in lieu of the dividend typically declared and paid in March of the following year.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Repurchases of Equity Securities

We made the following repurchases of our common stock during the fourth quarter of 2014:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum number of shares that may yet be purchased under the plan
October 1 – October 31	143,833	66.80	143,833	1,664,453
November 1 – November 30	9,396	74.67	9,396	1,520,620
December 1 – December 31	11,000	82.95	11,000	1,511,224
Total	164,229		164,299	1,500,224

(1) In 2011 and 2012, our Board of Directors authorized the repurchase of up to a total of 3,000,000 shares of our Class A common stock. Through December 31, 2014, we have repurchased 1,499,776 shares at an average price of $31.19 per share. This authority to repurchase shares does not have an expiration date nor a maximum aggregate dollar amount for repurchases.

Stock Performance Graph

The following line-graph shows the annual percentage change in the cumulative total returns for the past five years on an assumed $100 initial investment and reinvestment of dividends, on (a) Lithia Motors, Inc.’s Class A common stock; (b) the Russell 2000; and (c) an auto peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive and Asbury Automotive Group, the only other comparable publicly traded automobile dealerships in the United States as of December 31, 2014. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the Russell 2000. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base
	Period	Indexed Returns for the Year Ended
Company/Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Lithia Motors, Inc.	$100.00	$176.64	$274.22	$478.42	$893.38	$1,124.79
Auto Peer Group	100.00	139.26	172.28	214.32	290.19	345.44
Russell 2000	100.00	126.81	121.52	141.43	196.34	205.96

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

(In thousands, except per share amounts)	Year Ended December 31,
Consolidated Statements of Operations Data:	2014	2013	2012	2011	2010
Revenues:
New vehicle	$3,077,670	$2,256,598	$1,847,603	$1,391,375	$1,020,883
Used vehicle retail	1,362,481	1,032,224	833,484	678,571	558,105
Used vehicle wholesale	195,699	158,235	139,237	128,329	103,817
Finance and insurance	190,381	139,007	112,234	84,130	64,217
Service, body and parts	512,124	383,483	347,703	315,958	277,945
Fleet and other	51,971	36,202	36,226	34,383	11,655
Total revenues	$5,390,326	$4,005,749	$3,316,487	$2,632,746	$2,036,622

Gross Profit:
New vehicle	$198,184	$151,118	$134,447	$107,150	$83,646
Used vehicle retail	179,253	150,858	121,721	98,214	78,795
Used vehicle wholesale	3,646	2,711	1,414	597	703
Finance and insurance	190,381	139,007	112,234	84,130	64,217
Service, body and parts	249,736	185,570	168,070	152,220	133,942
Fleet and other	2,122	1,689	1,414	2,973	1,643
Total gross profit	$823,322	$630,953	$539,300	$445,284	$362,946

Operating income (1)	$231,899	$183,518	$148,369	$110,818	$46,470

Income from continuing operations before income taxes(1)	$210,495	$165,788	$128,457	$88,270	$22,212

Income from continuing operations(1)	$135,540	$105,214	$79,395	$55,210	$13,587

Basic income per share from continuing operations	$5.19	$4.08	$3.09	$2.10	$0.52
Basic income per share from discontinued operations	0.12	0.03	0.04	0.14	0.01
Basic net income per share	$5.31	$4.11	$3.13	$2.24	$0.53
Shares used in basic per share	26,121	25,805	25,696	26,230	26,062

Diluted income per share from continuing operations	$5.14	$4.02	$3.03	$2.07	$0.52
Diluted income per share from discontinued operations	0.12	0.03	0.04	0.14	0.00
Diluted net income per share	$5.26	$4.05	$3.07	$2.21	$0.52
Shares used in diluted per share		26,191	26,170	26,664	26,729

Cash dividends declared per common share(2)	$0.61	$0.39	$0.47	$0.26	$0.15

(In thousands)	As of December 31,
Consolidated Balance Sheets Data:	2014	2013	2012	2011	2010
Working capital	$172,909	$209,038	$211,905	$191,607	$162,675
Inventories	1,249,659	859,019	723,326	506,484	415,228
Total assets	2,880,932	1,725,121	1,492,702	1,146,133	971,676
Floor plan notes payable	1,178,679	713,855	581,584	343,940	251,257
Long-term debt, including current maturities	640,978	252,554	295,058	286,874	280,774
Total stockholders’ equity	673,105	534,722	428,101	367,121	320,217

(1)

Includes $1.9 million, $0.1 million, $1.4 million and $15.3 million of non-cash charges related to asset impairments for the years ended 2014, 2012, 2011 and 2010, respectively. No non-cash charges related to asset impairments or terminated construction projects were recorded in 2013. See Notes 1, 4 and 18 of Notes to Consolidated Financial Statements for additional information.

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

Overview

We are a leading operator of automotive franchises and retailer of new and used vehicles and services. As of March 2, 2015, we offered 30 brands of new vehicles and all brands of used vehicles in 130 stores in the United States and online at Lithia.com and DCHauto.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

We believe that the fragmented nature of the automotive dealership sector provides us with the opportunity to achieve growth through consolidation. In 2014, the top ten automotive retailers represented 6% of the stores in the United States. Our dealerships are located across the United States. We seek domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment. Our acquisition strategy has been to acquire dealerships at prices that meet our internal investment targets and, through the application of our centralized operating structure, leverage costs and improve store profitability. We believe our disciplined approach and the current economic environment provides us with attractive acquisition opportunities.

We also believe that we can continue to improve operations at our existing stores. By promoting entrepreneurial leadership within our general and department managers, we strive for continuous improvement to drive sales and capture market share in our local markets. Our goal is to retail an average of 75 used vehicles per store per month and we believe we can make additional improvements in our used vehicle sales performance by offering lower-priced value vehicles and selling brands other than the new vehicle franchise at each location. Our service, body and parts operations provide important repeat business for our stores. We continue to grow this business through increased marketing efforts, competitive pricing on routine maintenance items and diverse commodity product offerings. In 2014, we continued to experience organic growth and profitability through increasing market share and maintaining a lean cost structure, while adding significant revenue to our base through acquisitions.

As sales volume increases and we gain leverage in our cost structure, we anticipate targeting SG&A as a percentage of gross profit in the lower 70% range. As we focus on maintaining discipline in controlling costs, in 2015 we continue to target retaining, on a same store basis, 50% of each incremental gross profit dollar after deducting SG&A expense.

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

Our most critical accounting estimates include those related to goodwill and franchise value, long-lived assets, deferred taxes, equity-method investment associated with new markets tax credits, service contracts and other insurance contracts, and lifetime lube, oil and filter contracts and self-insurance programs. We also have other key accounting policies for valuation of accounts receivable, expense accruals and revenue recognition. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ materially from these estimates.

Goodwill and Franchise Value

We are required to test our goodwill and franchise value for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred. Goodwill is tested for impairment at the reporting unit level. Our reporting units are individual retail automotive franchises as this is the level at which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. We have the option to qualitatively or quantitatively assess goodwill for impairment and, in 2014, evaluated our goodwill using a quantitative assessment process. We test goodwill for impairment using the Adjusted Present Value method (“APV”) to estimate the fair value of our reporting unit. Under the APV method, future cash flows are based on recently prepared budget forecasts and business plans and are used to estimate the future economic benefits that the reporting unit will generate. An estimate of the appropriate discount rate is utilized to convert the future economic benefits to their present value equivalent.

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

As of December 31, 2014, we had $199.4 million of goodwill on our balance sheet. The first step of our annual goodwill impairment analysis, which we perform as of October 1 of each year, did not result in an indication of impairment in 2014, 2013 or 2012.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual store basis. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. In 2014, we evaluated our indefinite-lived intangible assets using a quantitative assessment process. We estimate the fair value of our franchise rights primarily using the Multi-Period Excess Earnings (“MPEE”) model. The forecasted cash flows used in the MPEE model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, general operating expenses, and cost of capital. We use primarily internally-developed forecasts and business plans to estimate the future cash flows that each franchise will generate. We have determined that only certain cash flows of the store are directly attributable to the franchise rights. We estimate the appropriate interest rate to discount future cash flows to their present value equivalent taking into consideration factors such as a risk-free rate, a peer group average beta, an equity risk premium and a small stock risk premium.

We also may use a market approach to determine the fair value of our franchise rights. These market data points include our acquisition and divestiture experience and third-party broker estimates.

As of December 31, 2014, we had $150.9 million of franchise value on our balance sheet associated with 91 stores. No individual store accounted for more than 5% of our total franchise value as of December 31, 2014. Our impairment testing of franchise value did not indicate any impairment in 2014, 2013 or 2012.

We are subject to financial statement risk to the extent that our goodwill or franchise rights become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations. Furthermore, if a manufacturer becomes insolvent, we may be required to record a partial or total impairment on the franchise value related to that manufacturer. No individual manufacturer accounted for more than 28% of our total franchise value as of December 31, 2014.

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

In 2012, we determined triggering events had occurred associated with certain property held for future development or investment purchases. As a result, we performed impairment testing on those specific long-lived assets and recorded impairments related to long-lived assets of $0.1 million in 2012.

We did not record any impairments related to long-lived assets in 2014 or 2013.

See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information.

Deferred Taxes

As of December 31, 2014, we had deferred tax assets of $65.5 million, net of valuation allowance of $8.7 million, and deferred tax liabilities of $110.9 million. The principal components of our deferred tax assets are related to goodwill, allowances and accruals, capital loss carryforwards, deferred revenue and cancellation reserves. The principal components of our deferred tax liabilities are related to depreciation on property and equipment, inventories and goodwill.

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

As of December 31, 2014, we had an $8.7 million valuation allowance against our deferred tax assets. This valuation allowance is mainly associated with losses from the sale of corporate entities. As these amounts are characterized as capital losses, we evaluated the availability of projected capital gains and determined that it is unlikely these amounts will be fully utilized. If we are unable to meet the projected taxable income levels utilized in our analysis, and depending on the availability of feasible tax planning strategies, we might record an additional valuation allowance on a portion or all of our deferred tax assets in the future.

Equity-Method Investment Associated with New Markets Tax Credits

As of December 31, 2014, we had a $33.3 million equity investment in a limited liability company managed by U.S. Bancorp Community Development Corporation. This investment will generate new market tax credits under the New Markets Tax Credit Program (“NMTC Program”). The NMTC Program was established by Congress in 2000 to spur new or increased investments into operating businesses and real estate projects located in low-income communities. The transaction obligates us to make $37.1 million of equity contributions to the entity over a two-year period ending in October 2016.

While U.S. Bancorp Community Development Corporation exercises management control over the limited liability company, due to the economic interest we hold in the entity, we determined the appropriate accounting for our ownership portion of the entity was under the equity method of accounting. Periodically, we evaluate the equity investment for indication of loss resulting from an other than temporary decline. As a result, the investment impacts both our operational results and our tax expense line items in our Consolidated Statements of Operations.

In 2014, we determined triggering events had occurred associated with certain equity-method investments. As a result, we performed impairment testing on those investments and recorded asset impairments totaling $1.9 million. We also recorded non-cash interest expense related to the discounted fair value of future equity contributions of $0.2 million, a $1.2 million charge to other income, net for our portion of the investment’s operating losses and a tax benefit of $6.5 million.

See Notes 1, 12 and 18 of Notes to Consolidated Financial Statements for additional information.

Service Contracts and Other Insurance Contracts

We receive commissions from the sale of vehicle service contracts and certain other insurance contracts. The contracts are sold through unrelated third parties, but we may be charged back for a portion of the commissions in the event of early termination of the contracts by customers. We sell these contracts on a straight commission basis; in addition, we participate in future underwriting profit pursuant to retrospective commission arrangements, which are recognized as income upon receipt.

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

At December 31, 2014 and 2013, the reserve for future cancellations totaled $26.8 million and $18.2 million, respectively, and is included in accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets. A 10% increase in expected cancellations would result in an additional reserve of $2.7 million.

Lifetime Lube, Oil and Filter Contracts

We retain the obligation for lifetime lube, oil and filter service contracts sold to our customers and assumed the liability of certain existing lifetime, lube, oil and filter contracts. Payments we receive upon sale of the lifetime oil contracts are deferred and recognized in revenue over the expected life of the service agreement to best match the expected timing of the costs to be incurred to perform the service. We estimate the timing and amount of future costs for claims and cancellations related to our lifetime lube, oil and filter contracts using historical experience rates and estimated future costs.

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

At December 31, 2014, the deferred revenue related to these self-insured contracts was $63.4 million.

Self-Insurance Programs

We self-insure a portion of our property and casualty insurance, vehicle open lot coverage, medical insurance and workers’ compensation insurance. We engage third-parties to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims trends associated with these programs. The maximum exposure on any single claim under our property and casualty insurance, medical insurance and workers’ compensation insurance is $1 million. There is no limit on our exposure to wind and hail storms for our vehicle open lot coverage. Although we believe we have sufficient insurance, exposure to uninsured or underinsured losses may result in the recognition of additional charges, which could have a material adverse impact on our financial position and results of operations.

At December 31, 2014 and 2013, we had liabilities associated with these programs of $23.2 million and $12.0 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets.

Results of Continuing Operations

For the year ended December 31, 2014, we reported income from continuing operations, net of tax, of $135.5 million, or $5.14 per diluted share. For the years ended December 31, 2013 and 2012, we reported income from continuing operations, net of tax, of $105.2 million, or $4.02 per diluted share, and $79.4 million, or $3.03 per diluted share, respectively.

Discontinued Operations

We early adopted the amendment to the accounting guidance related to discontinued operations in the third quarter of 2014. This amendment defines discontinued operations as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. As a result, we determined that individual stores which meet the criteria for held for sale after our adoption date will no longer qualify for classification as discontinued operations. We had previously reclassified a store’s operations to discontinued operations in our Consolidated Statements of Operations, on a comparable basis for all periods presented, provided we did not expect to have any significant continuing involvement in the store’s operations after its disposal.

We realized income from discontinued operations, net of income tax expense, of $3.2 million, $0.8 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. See Notes 1 and 15 of Notes to Consolidated Financial Statements for additional information.

Key Performance Metrics

Certain key performance metrics for revenue and gross profit were as follows for 2014, 2013 and 2012 (dollars in thousands):

2014	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$3,077,670	57.1%	$198,184	6.4%	24.1%
Used vehicle retail	1,362,481	25.3	179,253	13.2	21.8
Used vehicle wholesale	195,699	3.6	3,646	1.9	0.4
Finance and insurance(1)	190,381	3.5	190,381	100.0	23.1
Service, body and parts	512,124	9.5	249,736	48.8	30.3
Fleet and other	51,971	1.0	2,122	4.1	0.3
	$5,390,326	100.0%	$823,322	15.3%	100.0%

2013	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$2,256,598	56.3%	$151,118	6.7%	24.0%
Used vehicle retail	1,032,224	25.8	150,858	14.6	23.9
Used vehicle wholesale	158,235	3.9	2,711	1.7	0.4
Finance and insurance(1)	139,007	3.5	139,007	100.0	22.0
Service, body and parts	383,483	9.6	185,570	48.4	29.4
Fleet and other	36,202	0.9	1,689	4.7	0.3
	$4,005,749	100.0%	$630,953	15.8%	100.0%

2012	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,847,603	55.7%	$134,447	7.3%	24.9%
Used vehicle retail	833,484	25.1	121,721	14.6	22.6
Used vehicle wholesale	139,237	4.2	1,414	1.0	0.3
Finance and insurance(1)	112,234	3.4	112,234	100.0	20.8
Service, body and parts	347,703	10.5	168,070	48.3	31.1
Fleet and other	36,226	1.1	1,414	3.9	0.3
	$3,316,487	100.0%	$539,300	16.3%	100.0%

(1)	Commissions reported net of anticipated cancellations.

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

New Vehicle Revenue and Gross Profit

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)	(Decrease)
Reported
Revenue	$3,077,670	$2,256,598	$821,072	36.4%
Gross profit	$198,184	$151,118	$47,066	31.1
Gross margin	6.4%	6.7%	(30)bp(1)

Retail units sold	91,104	66,857	24,247	36.3
Average selling price per retail unit	$33,782	$33,753	$29	0.1
Average gross profit per retail unit	$2,175	$2,260	$(85)	(3.8)

Same store
Revenue	$2,501,956	$2,252,242	$249,714	11.1%
Gross profit	$163,611	$150,879	$12,732	8.4
Gross margin	6.5%	6.7%	(20)bp(1)

Retail units sold	72,177	66,703	5,474	8.2
Average selling price per retail unit	$34,664	$33,765	$899	2.7
Average gross profit per retail unit	$2,267	$2,262	$5	0.2

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2013	2012	(Decrease)	(Decrease)
Reported
Revenue	$2,256,598	$1,847,603	$408,995	22.1%
Gross profit	$151,118	$134,447	$16,671	12.4
Gross margin	6.7%	7.3%	(60)bp(1)

Retail units sold	66,857	55,666	11,191	20.1
Average selling price per retail unit	$33,753	$33,191	$562	1.7
Average gross profit per retail unit	$2,260	$2,415	$(155)	(6.4)

Same store
Revenue	$2,143,952	$1,842,354	$301,598	16.4%
Gross profit	$143,144	$133,965	$9,179	6.9
Gross margin	6.7%	7.3%	(60)bp(1)

Retail units sold	63,384	55,505	7,879	14.2
Average selling price per retail unit	$33,825	$33,193	$632	1.9
Average gross profit per retail unit	$2,258	$2,414	$(156)	(6.5)

(1) A basis point is equal to 1/100th of one percent.

New vehicle sales improved primarily due to volume growth as year-over-year same store sales volume increased 8.2% in 2014 compared to 2013. This growth was in addition to the 14.2% year-over-year same store sales volume increase experienced in 2013 compared to 2012. Same store unit sales increased in all categories in 2014 compared to 2013 as well as in 2013 compared to 2012 as follows:

	2014 compared to 2013	2013 compared to 2012	National growth in 2014 compared to 2013
Domestic brand same store unit sales growth	8.7%	11.8%	6.0%
Import brand same store unit sales growth	7.0%	17.5%	5.6%
Luxury brand same store unit sales growth	10.2%	15.0%	6.6%
Overall	8.2%	14.2%

We continue to focus on increasing our share of overall new vehicle sales within our markets. In 2014, this rate of growth was slower than in 2013 as it was off of a higher overall base as national new vehicle sales volumes have been increasing over the last several years.

Recovery in some of our specific markets behaved differently than the national average. Certain of our markets saw an increase in local market sales volumes exceeding the national average, while others continued to lag behind the national average due to differing levels of economic recovery in different parts of the country, including economic activity and regional employment levels recovering at different rates. As of the end of 2014, we believe approximately one third of our markets continue to be below the pre-recessionary vehicle registration levels experienced in 2006.

In addition to the increases in unit volume, increases of 2.7% and 1.9%, respectively, in 2014 compared to 2013 and in 2013 compared to 2012, in the average selling prices contributed to the overall increases in same store new vehicle revenue.

New vehicle gross profit dollars increased 31.1% in 2014 compared to 2013. On a same store basis, gross profit increased 8.4% in 2014 compared to 2013. These increases were primarily due to a greater number of vehicles sold.

We focus on gross profit dollars earned per unit, not a gross margin percentage. With our volume-based strategy, on a same store basis, the average gross profit per new retail unit increased just $5.00, or 0.2%, in 2014 compared to 2013. We believe our volume-based strategy creates additional used vehicle trade-in opportunities, finance and insurance sales and future service work, which will generate incremental business in future periods that will more than offset the limited growth in new vehicle gross profit per unit that has occurred with the pursuit of this strategy.

New vehicle sales improved throughout 2014 compared to 2013 primarily due to an overall market recovery. Additionally, we increased our share of vehicle sales in several of our markets in 2014.

Used Vehicle Retail Revenue and Gross Profit

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)	(Decrease)
Reported
Retail revenue	$1,362,481	$1,032,224	$330,257	32.0%
Retail gross profit	$179,253	$150,858	$28,395	18.8
Retail gross margin	13.2%	14.6%	(140)bp

Retail units sold	71,674	57,061	14,613	25.6%
Average selling price per retail unit	$19,009	$18,090	$919	5.1
Average gross profit per retail unit	$2,501	$2,644	$(143)	(5.4)

Same store
Retail revenue	$1,181,168	$1,031,101	$150,067	14.6%
Retail gross profit	$158,350	$150,715	$7,635	5.1
Retail gross margin	13.4%	14.6%	(120)bp

Retail units sold	61,561	56,997	4,564	8.0%
Average selling price per retail unit	$19,187	$18,090	$1,097	6.1
Average gross profit per retail unit	$2,572	$2,644	$(72)	(2.7)

	Year Ended December 31,
(Dollars in thousands, except per unit amounts)	2013	2012	Increase	% Increase
Reported
Retail revenue	$1,032,224	$833,484	$198,740	23.8%
Retail gross profit	$150,858	$121,721	$29,137	23.9
Retail gross margin	14.6%	14.6%	-

Retail units sold	57,061	47,965	9,096	19.0
Average selling price per retail unit	$18,090	$17,377	$713	4.1
Average gross profit per retail unit	$2,644	$2,538	$106	4.2

Same store
Retail revenue	$981,643	$829,876	$151,767	18.3%
Retail gross profit	$144,942	$121,319	$23,623	19.5
Retail gross margin	14.8%	14.6%	10bp

Retail units sold	54,337	47,752	6,585	13.8
Average selling price per retail unit	$18,066	$17,379	$687	4.0
Average gross profit per retail unit	$2,667	$2,541	$126	5.0

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

Same store sales increased in all three categories of used vehicles as follows:

	2014 compared to 2013	2013 compared to 2012
Certified pre-owned vehicles	24.5%	29.6%
Core vehicles	11.8%	18.1%
Value autos	8.5%	6.7%
Overall	14.6%	13.8%

On average, in 2014, each of our stores sold 56 retail used vehicle units per month, compared to 53 retail used vehicle units per store per month in 2013. We continue to target increasing sales to 75 units per store per month.

Used retail vehicle gross profit dollars increased 18.8% in 2014 compared to 2013. On a same store basis, gross profit increased 5.1% in 2014 compared to 2013. These increases were primarily due to volume growth, partially offset by decreases in the average gross profit per unit sold. The volume growth was driven by a larger number of late model vehicles being available in the marketplace compared to the prior few years. Vehicle production levels were cut significantly in the 2009 and 2010 model years, and as production increased in subsequent years, a greater number of vehicles are available due to the natural trade cycle and more lease returns. Similar to new vehicle sales, we focus on gross profit dollars earned per unit, not on gross margin percentage, in evaluating our sales performance. Gross profit per unit was lower in 2014 than in 2013 primarily due to shift in mix to more late model vehicles due to the increase in supply noted above. These vehicles are more homogenous in nature and typically are more commoditized relative to older cars that have a wider variety of mileage and condition, allowing more gross profit to be earned per vehicle due to their unique nature.

Used vehicle retail unit sales increased in 2013 compared to 2012 as we increased both our volume of sales and the average gross profit per unit sold. These improvements were a result of efforts to grow our overall used vehicle unit sales per store, coupled with an improving used vehicle market relative to 2012, and a strategic shift to continue to sell older used vehicles which tend to have higher gross margins due to the more heterogeneous nature of vehicles in this category which allow less comparison shopping by consumers and command higher prices due to shortage of supply.

Used Vehicle Wholesale Revenue and Gross Profit

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)	(Decrease)
Reported
Wholesale revenue	$195,699	$158,235	$37,464	23.7%
Wholesale gross profit	$3,646	$2,711	$935	34.5
Wholesale gross margin	1.9%	1.7%	20bp

Wholesale units sold	27,918	22,086	5,832	26.4
Average selling price per wholesale unit	$7,010	$7,164	$(154)	(2.2)
Average gross profit per retail unit	$131	$123	$8	6.5

Same store
Wholesale revenue	$172,585	$158,210	$14,375	9.1%
Wholesale gross profit	$3,728	$2,823	$905	32.1
Wholesale gross margin	2.2%	1.8%	40bp

Wholesale units sold	23,582	22,085	1,497	6.8
Average selling price per wholesale unit	$7,319	$7,164	$155	2.2
Average gross profit per retail unit	$158	$128	$30	23.4

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2013	2012	(Decrease)	(Decrease)
Reported
Wholesale revenue	$158,235	$139,237	$18,998	13.6%
Wholesale gross profit	$2,711	$1,414	$1,297	91.7
Wholesale gross margin	1.7%	1.0%	70bp

Wholesale units sold	22,086	19,144	2,942	15.4
Average selling price per wholesale unit	$7,164	$7,273	$(109)	(1.5)
Average gross profit per retail unit	$123	$74	$49	66.2

Same store
Wholesale revenue	$149,951	$138,540	$11,411	8.2%
Wholesale gross profit	$2,750	$1,463	$1,287	88.0
Wholesale gross margin	1.8%	1.1%	70bp

Wholesale units sold	21,049	19,047	2,002	10.5
Average selling price per wholesale unit	$7,124	$7,274	$(150)	(2.1)
Average gross profit per retail unit	$131	$77	$54	70.1

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit. We generated wholesale gross profit of $3.6 million, $2.7 million and $1.4 million in 2014, 2013 and 2012, respectively.

Finance and Insurance

	Year Ended December 31,			%
(Dollars in thousands, except per unit amounts)	2014	2013	Increase	Increase
Reported
Revenue	$190,381	$139,007	$51,374	37.0%
Average finance and insurance per retail unit	$1,170	$1,122	$48	4.3%

Same store
Revenue	$161,205	$138,850	$22,355	16.1%
Average finance and insurance per retail unit	$1,205	$1,122	$83	7.4%

	Year Ended December 31,			%
(Dollars in thousands, except per unit amounts)	2013	2012	Increase	Increase
Reported
Revenue	$139,007	$112,234	$26,773	23.9%
Average finance and insurance per retail unit	$1,122	$1,083	$39	3.6%

Same store
Revenue	$133,269	$111,902	$21,367	19.1%
Average finance and insurance per retail unit	$1,132	$1,084	$48	4.4%

The increases in finance and insurance sales in 2014 compared to 2013 and in 2013 compared to 2012 were driven by increased vehicle sales volume and higher average selling prices per retail unit. Trends in penetration rates are detailed below:

	2014	2013	2012
Finance and insurance	78%	78%	76%
Service contracts	43	42	41
Lifetime lube, oil and filter contracts	35	36	35

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

	FICO Score Range	2014	2013	2012
Prime	680 and above	70.3%	70.3%	70.1%
Non-prime	620-679	18.1	18.4	18.3
Sub-prime	619 or less	11.6	11.3	11.6

We continued to see the availability of consumer credit expand in 2014 compared to 2013 and in 2013 compared to 2012 with lenders increasing the average loan-to-value amount available to most customers.

Service, Body and Parts Revenue and Gross Profit

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Increase	% Increase
Reported
Customer pay	$285,337	$214,173	$71,164	33.2%
Warranty	96,308	62,580	33,728	53.9
Wholesale parts	87,519	70,655	16,864	23.9
Body shop	42,960	36,075	6,885	19.1
Total service, body and parts	$512,124	$383,483	$128,641	33.5%

Service, body and parts gross profit	$249,736	$185,570	$64,166	34.6%
Service, body and parts gross margin	48.8%	48.4%	40bp

Same store
Customer pay	$233,086	$213,754	$19,332	9.0%
Warranty	76,925	62,448	14,477	23.2
Wholesale parts	76,116	70,451	5,665	8.0
Body shop	39,849	36,075	3,774	10.5
Total service, body and parts	$425,976	$382,728	$43,248	11.3%

Service, body and parts gross profit	$206,939	$185,268	$21,671	11.7%
Service, body and parts gross margin	48.6%	48.4%	20bp

	Year Ended December 31,
(Dollars in thousands)	2013	2012	Increase	% Increase
Reported
Customer pay	$214,173	$196,077	$18,096	9.2%
Warranty	62,580	52,713	9,867	18.7
Wholesale parts	70,655	64,139	6,516	10.2
Body shop	36,075	34,774	1,301	3.7
Total service, body and parts	$383,483	$347,703	$35,780	10.3%

Service, body and parts gross profit	$185,570	$168,070	$17,500	10.4%
Service, body and parts gross margin	48.4%	48.3%	10bp

Same store
Customer pay	$205,472	$195,295	$10,177	5.2%
Warranty	59,746	52,437	7,309	13.9
Wholesale parts	68,573	63,992	4,581	7.2
Body shop	36,075	34,769	1,306	3.8
Total service, body and parts	$369,866	$346,493	$23,373	6.7%

Service, body and parts gross profit	$178,784	$167,438	$11,346	6.8%
Service, body and parts gross margin	48.3%	48.3%	0bp

Our service, body and parts sales grew in all areas in 2014 compared to 2013 and in 2013 compared to 2012. There are more late-model vehicles in operation as new vehicle sales volumes have been increasing since 2010. We believe this will benefit our service, body and parts sales in the coming years as more late-model vehicles require repairs and maintenance.

We focus on retaining customers by offering competitively priced routine maintenance and through our marketing efforts. We increased our same store customer pay business 9.0% in 2014 compared to 2013 and by 5.2% in 2013 compared to 2012.

Same store warranty sales increased 23.2% in 2014 compared to 2013 and 13.9% in 2013 compared to 2012. Significant vehicle recalls in 2014 by several franchises, including General Motors, Chrysler and Toyota, contributed to the increase in warranty sales in 2014 compared to 2013. Import and luxury warranty work was positively affected in 2013 compared to 2012 due to recalls of such vehicles during 2013. Additionally, we continue to see increases due to the growing numbers of vehicles in operation. Routine maintenance, such as oil changes, offered by certain franchises, including BMW, Toyota and General Motors, for two to four years after a vehicle is sold, provides for future work. Increases in same-store warranty work by category were as follows:

	2014 compared to 2013	2013 compared to 2012
Domestic	12.6%	4.8%
Import	7.1%	25.7%
Luxury	12.9%	18.3%

Wholesale parts represented 17.9% of our same store service, body and parts revenue mix in 2014 compared to 18.4% in 2013. Wholesale parts grew 8.0% and 7.2%, respectively, on a same store basis in 2014 compared to 2013 and in 2013 compared to 2012. We believe these increases are a function of targeting fleet and mechanical wholesale accounts.

Body shop represented 9.4% of our same store service, body and parts revenue mix in both 2014 and 2013. Body shop same store sales grew 10.5% and 3.8%, respectively, in 2014 compared to 2013 and in 2013 compared to 2012. These increases were primarily due to obtaining additional direct repair relationships with insurance companies and certain personnel changes we made in 2014 that increased productivity and volume.

Same store service, body and parts gross profit increased 11.7% and 6.8%, respectively, in 2014 compared to 2013 and in 2013 compared to 2012. We believe these increases were in line with our same store revenue growth. Our same store gross margins were consistent in 2014 compared to 2013 and in 2013 compared to 2012 as margin pressures in our body shop sales were outpaced by the growth in our warranty sales, which command a higher overall average margin when compared to body shop sales.

Segments

Certain financial information by segment basis is as follows:

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2014	2013	Decrease)	(Decrease)
Revenues:
Domestic	$2,569,904	$2,147,417	$422,487	19.7%
Import	1,889,166	1,223,861	665,305	54.4
Luxury	926,804	629,521	297,283	47.2
	5,385,874	4,000,799	1,385,075	34.6
Corporate and other	4,452	4,950	(498)	(10.1)
	$5,390,326	$4,005,749	$1,384,577	34.6

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2013	2012	Decrease)	(Decrease)
Revenues:
Domestic	$2,147,417	$1,832,040	$315,377	17.2%
Import	1,223,861	976,706	247,155	25.3
Luxury	629,521	498,429	131,092	26.3
	4,000,799	3,307,175	693,624	21.0
Corporate and other	4,950	9,312	(4,362)	(46.8)
	$4,005,749	$3,316,487	$689,262	20.8

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Increase	% Increase
Segment income*:
Domestic	$96,358	$84,352	$12,006	14.2%
Import	49,940	40,390	9,550	23.6
Luxury	24,540	16,128	8,412	52.2
	170,838	140,870	29,968	21.3
Corporate and other	39,657	24,918	14,739	59.2
Income from continuing operations before income taxes	$210,495	$165,788	$44,707	27.0

	Year Ended December 31,
(Dollars in thousands)	2013	2012	Increase	% Increase
Segment income*:
Domestic	$84,352	$69,234	$15,118	21.8%
Import	40,390	30,776	9,614	31.2
Luxury	16,128	11,273	4,855	43.1
	140,870	111,283	29,587	26.6
Corporate and other	24,918	17,174	7,744	45.1
Income from continuing operations before income taxes	$165,788	$128,457	$37,331	29.1

*Segment income is defined as operating income less floor plan interest expense.

	Year Ended December 31,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Retail new vehicle unit sales:
Domestic	39,158	33,985	5,173	15.2%
Import	41,570	25,940	15,630	37.6
Luxury	10,570	7,037	3,533	50.2
	91,298	66,962	24,336	36.3
Allocated to management	(194)	(105)	(89)	(84.8)
	91,104	66,857	24,247	36.3

	Year Ended December 31,		Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Retail new vehicle unit sales:
Domestic	33,985	29,566	4,419	14.9%
Import	25,940	20,555	5,385	26.2
Luxury	7,037	5,630	1,407	25.0
	66,962	55,751	11,211	20.1
Allocated to management	(105)	(85)	(20)	(23.5)
	66,857	55,666	11,191	20.1

Domestic

A summary of financial information for our Domestic segment follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Increase	% Increase
Revenue	$2,569,904	$2,147,417	$422,487	19.7%
Segment income	$96,358	$84,352	$12,006	14.2
Retail new vehicle unit sales	39,158	33,985	5,173	15.2

	Year Ended December 31,
(Dollars in thousands)	2013	2012	Increase	% Increase
Revenue	$2,147,417	$1,832,040	$315,377	17.2%
Segment income	$84,352	$69,234	$15,118	21.8
Retail new vehicle unit sales	33,985	29,566	4,419	14.9

Improvements in our Domestic operating results in 2014 compared to 2013 and in 2013 compared to 2012 were primarily a result of the improvements in all revenue categories as discussed above, overall improvements in the economy and growth in overall market share by Chrysler, which represents 54% of our Domestic segment revenue. Chrysler share increased to 12.6% in 2014, compared to 11.5% in 2013 and 11.4% in 2012.

Import

A summary of financial information for our Import segment follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Increase	% Increase
Revenue	$1,889,166	$1,223,861	$665,305	54.4%
Segment income	$49,940	$40,390	$9,550	23.6
Retail new vehicle unit sales	41,570	25,940	15,630	37.6

	Year Ended December 31,
(Dollars in thousands)	2013	2012	Increase	% Increase
Revenue	$1,223,861	$976,706	$247,155	25.3%
Segment income	$40,390	$30,776	$9,614	31.2
Retail new vehicle unit sales	25,940	20,555	5,385	26.2

Improvements in our Import operating results in 2014 compared to 2013 and in 2013 compared to 2012 were primarily a result of the improvements in all revenue categories as discussed above, overall improvements in the economy and a strategic focus to diversify our dependence on Domestic brands through the acquisition of Import branded stores. We added 21 import locations in 2014 and five import locations in 2013. As of December 31, 2014, Honda and Toyota were our largest manufacturers, representing 23% and 18% of new vehicle unit sales in the fourth quarter of 2014, respectively.

Luxury

A summary of financial information for our Luxury segment follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Increase	% Increase
Revenue	$926,804	$629,521	$297,283	47.2%
Segment income	$24,540	$16,128	$8,412	52.2
Retail new vehicle unit sales	10,570	7,037	3,533	50.2

	Year Ended December 31,
(Dollars in thousands)	2013	2012	Increase	% Increase
Revenue	$629,521	$498,429	$131,092	26.3%
Segment income	$16,128	$11,273	$4,855	43.1
Retail new vehicle unit sales	7,037	5,630	1,407	25.0

Improvements in our Luxury operating results in 2014 compared to 2013 and in 2013 compared to 2012 were primarily a result of the improvements in all revenue categories as discussed above, overall improvements in the economy and a strategic focus to diversify our dependence on Domestic brands through the acquisition of Luxury branded stores. We added six luxury locations in 2014 and one luxury location in 2013.

See Note 19 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Asset Impairment Charges

Asset impairments recorded as a component of continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Asset impairments	$1,853	$-	$115

During 2014, we recorded impairment charges associated with our equity-method investment in an entity that participates in the NMTC Program. The equity-method investment generates operating losses on a quarterly basis and, accordingly, we will be required to assess the investment for other than temporary impairment on a quarterly basis. The investment provides a return in the form of tax credits. We recorded a reduction to income tax provision of $2.2 million related to tax credits under the NMTC Program in 2014. The resulting impact is a net benefit.

During 2012, we recorded impairment charges associated with certain properties. As the expected future use of these facilities changed, the long-lived assets were tested for recoverability. As a result, we determined the carrying value exceeded the fair value of these properties and asset impairment charges were recorded.

See Notes 1, 4, 12 and 18 of Notes to Consolidated Financial Statements for additional information.

Selling, General and Administrative Expense (“SG&A”)

SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Increase	% Increase
Personnel	$374,757	$278,497	$96,260	34.6%
Advertising	46,652	39,598	7,054	17.8
Rent	17,230	13,962	3,268	23.4
Facility costs	33,762	24,443	9,319	38.1
Other	90,806	70,900	19,906	28.1
Total SG&A	$563,207	$427,400	$135,807	31.8

	Year Ended December 31,		Increase
As a % of gross profit	2014	2013	(Decrease)
Personnel	45.5%	44.1%	140 bp
Advertising	5.7	6.3	(60)
Rent	2.1	2.2	(10)
Facility costs	4.1	3.9	20
Other	11.0	11.2	(20)
Total SG&A	68.4%	67.7%	70 bp

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2013	2012	(Decrease)	(Decrease)
Personnel	$278,497	$243,249	$35,248	14.5%
Advertising	39,598	31,913	7,685	24.1
Rent	13,962	15,162	(1,200)	(7.9)
Facility costs	24,443	24,172	271	1.1
Other	70,900	59,192	11,708	19.8
Total SG&A	$427,400	$373,688	$53,712	14.4

	Year Ended December 31,		Increase
As a % of gross profit	2013	2012	(Decrease)
Personnel	44.1%	45.1%	(100) bp
Advertising	6.3	5.9	40
Rent	2.2	2.8	(60)
Facility costs	3.9	4.5	(60)
Other	11.2	11.0	20
Total SG&A	67.7%	69.3%	(160) bp

SG&A expense increased $135.8 million in 2014 compared to 2013, primarily due to increased variable costs associated with increased sales volume and store count. Additionally, during the first quarter of 2014, we recorded non-core charges of $3.9 million related to an incremental increase to a reserve associated with a lawsuit filed in 2006 and settled in 2013, a charge for a hailstorm and a reserve for a contract assumed in an acquisition. We also recorded non-core charges of $1.9 million related to the acquisition of DCH Auto Group during 2014.

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

SG&A as a percentage of gross profit was 68.4% in 2014 compared to 67.7% in 2013 and 69.3% in 2012. Excluding the non-core charges described above, SG&A expense as a percentage of gross profit was 67.7% in 2014 compared to 67.2% in 2013 and 69.4% in 2012. See “Non-GAAP Reconciliations” in Management’s Discussion and Analysis of Financial Condition and Results of Operations for more details. Due to the full year effect of the integration of DCH Auto Group, we expect SG&A expense to increase compared to our core operations. Therefore, we anticipate SG&A as a percentage of gross profit in the lower 70% range in 2015.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A expense.

	Year Ended December 31,			% of Change in
(Dollars in thousands)	2014	2013	Change	Gross Profit
Gross profit	$823,322	$630,953	$192,369	100.0%
SG&A expense	(563,207)	(427,400)	(135,807)	(70.6)
Throughput contribution			$56,562	29.4%

	Year Ended December 31,			% of Change in
(Dollars in thousands)	2013	2012	Change	Gross Profit
Gross profit	$630,953	$539,300	$91,653	100.0%
SG&A expense	(427,400)	(373,688)	(53,712)	(58.6)
Throughput contribution			$37,941	41.4%

Throughput contributions for newly opened or acquired stores reduce overall throughput due to the fact that, in the first year of operation, a store’s throughput is equal to the inverse of their SG&A as a percentage of gross profit. For example, a store which achieves SG&A as a percentage of gross profit of 70% will have throughput of 30% in the first year of operation.

We acquired 35 stores and opened one new store in 2014 and acquired six stores and opened one new store in 2013. Adjusting for these locations and the non-core adjustments discussed above, our throughput contribution on a same store basis was 42.9% in 2014 compared to 51.4% in 2013. We continue to target a same store throughput contribution of approximately 50%.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including trade name, customer lists and non-compete agreements.

	Year Ended December 31,			%
(Dollars in thousands)	2014	2013	Increase	Increase
Depreciation and amortization	$26,363	$20,035	$6,328	31.6%

	Year Ended December 31,			%
(Dollars in thousands)	2013	2012	Increase	Increase
Depreciation and amortization	$20,035	$17,128	$2,907	17.0%

Depreciation and amortization increased $6.3 million in 2014 compared to 2013, and $2.9 million in 2013 compared to 2012, as we purchased previously leased facilities, acquired facilities with acquisitions, built new facilities subsequent to the acquisition of stores and invested in improvements at our facilities and replacement of equipment. These investments increase the amount of depreciable assets and amortizable expenses. Capital expenditures totaled $86.0 million and $50.0 million, respectively, in 2014 and 2013.

Operating Income

Operating income as a percentage of revenue, or operating margin, was as follows:

	Year Ended December 31,
	2014	2013	2012
Operating margin	4.3%	4.6%	4.5%
Operating margin adjusted for non-core charges(1)	4.4%	4.7%	4.5%

(1)	See “Non-GAAP Reconciliations” for additional information.

We continue to focus on cost control, which allows us to leverage our cost structure in an environment of improving sales.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense increased $1.5 million in 2014 compared to 2013. Changes in the average outstanding balances on our floor plan facilities increased the expense $4.4 million, changes in the interest rates on our floor plan facilities decreased the expense $2.2 million and the maturity of three interest rate swaps decreased the expense $0.7 million during 2014 compared to 2013.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Year Ended December 31,		Increase
(Dollars in thousands)	2014	2013	(Decrease)	% Increase
Floor plan interest expense (new vehicles)	$13,861	$12,373	$1,488	12.0%
Floor plan assistance (included as an offset to cost of sales)	(28,748)	(20,967)	7,781	37.1
Net new vehicle carrying costs (benefit)	$(14,887)	$(8,594)	$6,293	73.2%

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2013	2012	(Decrease)	(Decrease)
Floor plan interest expense (new vehicles)	$12,373	$12,816	$(443)	(3.5)%
Floor plan assistance (included as an offset to cost of sales)	(20,967)	(16,633)	4,334	26.1
Net new vehicle carrying costs (benefit)	$(8,594)	$(3,817)	$4,777	125.2%

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Increase	% Increase
Mortgage interest	$7,540	$6,519	$1,021	15.7%
Other interest	3,609	1,916	1,693	88.4
Capitalized interest	(407)	(85)	322	378.8
Total other interest expense	$10,742	$8,350	$2,392	28.6%

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2013	2012	(Decrease)	(Decrease)
Mortgage interest	$6,519	$8,148	$(1,629)	(20.0)%
Other interest	1,916	1,767	149	8.4
Capitalized interest	(85)	(294)	(209)	(71.1)
Total other interest expense	$8,350	$9,621	$(1,271)	(13.2)%

For 2014 compared to 2013, total other interest increased $2.4 million primarily due to an increase in other interest related to higher volumes of borrowing on our credit facility and higher mortgage interest following the financing of several locations to fund the DCH Auto Group acquisition, partially offset by increased capitalized interest.

For 2013 compared to 2012, total other interest decreased $1.3 million primarily due to net mortgage reductions of $28.1 million in 2013. In addition, we refinanced mortgages at lower interest rates, which lowered interest expense. Total other interest expense also decreased due to lower volumes of borrowing on our credit facility.

Other Income, net

Other income, net primarily includes interest income and the gains and losses related to an equity-method investment.

	Year Ended December 31,			%
(Dollars in thousands)	2014	2013	Increase	Increase
Other income, net	$3,199	$2,993	$206	6.9%

	Year Ended December 31,			%
(Dollars in thousands)	2013	2012	Increase	Increase
Other income, net	$2,993	$2,525	$468	18.5%

The increases in 2014 compared to 2013 and in 2013 compared to 2012 were primarily due to higher interest income associated with increased auto loan receivables. In 2014, this increase in other income, net was offset by operating losses of $1.2 million recognized related to our equity-method investment with U.S. Bancorp Community Development Corporation.

Income Tax Provision

Our effective income tax rate was 35.6% in 2014, 36.5% in 2013 and 38.2% in 2012. Our statutory federal income tax rate is 35.0% and our state income tax rate is currently 3.8%, which varies with the mix of states where our stores are located.

The 2014 effective income tax rate was positively affected by new markets tax credits that are generated through our equity-method investment with U.S. Bancorp Community Development Corporation. Excluding the non-core tax attributes associated with the treatment of the tax credits generated through this investment and adjusting for other non-core items, our effective income tax rate was 38.6% in 2014. See “Non-GAAP Reconciliations” for more details.

In 2013, we experienced beneficial tax treatment associated with certain state tax credits, capital gains and tax benefits associated with the American Taxpayer Relief Act of 2012, which was enacted at the beginning of 2013. Excluding the non-core tax attributes associated with the treatment of our capital gains and adjusting for other non-core items, our effective income tax rate was 38.2% in 2013. See “Non-GAAP Reconciliations” for more details.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (dollars in thousands, except per share amounts):

	Year ended December 31, 2014
	As reported	Reserve Adjustments	Acquisition expenses	Equity-method Investment	Tax attributes	Adjusted
Asset impairments	$1,853	$-	$-	$(1,853)	$-	$-

Selling, general and administrative	563,207	(3,931)	(1,865)	-	-	557,411

Income from operations	231,899	3,931	1,865	1,853	-	239,548

Other income, net	3,199	-	-	1,160	-	4,359

Income from continuing operations before income taxes	$210,495	$3,931	$1,865	$3,013	-	$219,304
Income tax provision	(74,955)	(1,545)	(720)	(6,506)	(867)	(84,593)
Income from continuing operations, net of income tax	$135,540	$2,386	$1,145	$(3,493)	(867)	$134,711

Diluted earnings per share from continuing operations	$5.14	$0.09	$0.04	$(0.13)	(0.03)	$5.11
Diluted share count	26,382

	Year Ended December 31, 2013
	As reported	Disposal Gain	Reserve adjustments	Tax attribute	Adjusted
Selling, general and administrative	$427,400	$2,531	(6,153)	$-	$423,778

Operating income	$183,518	$(2,531)	6,153	$-	$187,140

Income from continuing operations before income taxes	$165,788	$(2,531)	6,153	$-	$169,410
Income tax provision	(60,574)	968	(2,353)	(2,832)	(64,791)
Income from continuing operations, net of income tax	$105,214	$(1,563)	3,800	$(2,832)	$104,619

Diluted income per share from continuing operations	$4.02	$(0.06)	0.14	$(0.11)	$3.99
Diluted share count	26,191

	Year Ended December 31, 2012
	As reported	Asset impairment and disposal gain	Equity investment	Tax attribute	Adjusted
Asset impairments	$115	$(115)	$-	$-	$-
Selling, general and administrative	$373,688	$739	$-	$-	$374,427

Income from operations	$148,369	$(624)	$-	$-	$147,745

Other income, net	$2,525	$-	$(244)	$-	$2,281

Income from continuing operations before income taxes	$128,457	$(624)	$(244)	$-	$127,589
Income tax provision	(49,062)	244	95	(1,440)	(50,163)
Income from continuing operations, net of income tax	$79,395	$(380)	$(149)	$(1,440)	$77,426
Income from discontinued operations, net of income tax	967	(172)	-	-	795
Net income	$80,362	$(552)	$(149)	$(1,440)	$78,221

Diluted income per share from continuing operations	$3.03	$(0.01)	$(0.01)	$(0.05)	$2.96
Diluted income per share from discontinued operations	0.04	(0.01)	-	-	0.03
Diluted net income per share	$3.07	$(0.02)	$(0.01)	$(0.05)	$2.99

Diluted share count	26,170

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

Available Sources

Below is a summary of our immediately available funds (in thousands):

	As of December 31,		Increase	% Increase
	2014	2013	(Decrease)	(Decrease)
Cash and cash equivalents	$29,898	$23,686	$6,212	26.2%
Available credit on the Credit Facility	70,391	159,596	(89,205)	(55.9)
Total current available funds	100,289	183,282	(82,993)	(45.3)
Estimated funds from unfinanced real estate	109,434	135,749	(26,315)	(19.4)
Total estimated available funds	$209,723	$319,031	$(109,308)	(34.3)%

Cash flows generated by operating activities and from our credit facility are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of December 31, 2014, our unencumbered owned operating real estate had a book value of $145.9 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $109.4 million at December 31, 2014; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

In addition to the above sources of liquidity, potential sources include the placement of subordinated debentures or loans, the sale of equity securities and the sale of store sales or other assets. We evaluate all of these options and may select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Information about our cash flows, by category, are presented in our Consolidated Statement of Cash Flows. The following table summarizes our cash flows:

	Year Ended December 31,
	2014	2013	2012
Net cash provided by (used in) operating activities	$30,319	$32,059	$(212,476)
Net cash used in investing activities	(736,332)	(130,322)	(98,997)
Net cash provided by financing activities	712,225	79,110	333,461

Operating Activities

Cash provided by operating activities for 2014 compared to 2013 decreased $1.7 million. This decrease was primarily driven by higher levels of new vehicle inventory, both due to increased sales rates and the addition of a number of stores to our organization.

Borrowings from and repayments to our syndicated lending group related to our new vehicle inventory floor plan financing are presented as financing activity. Additionally, cash generated from the financing of new vehicles purchased as part of an acquisition are included as a financing activity. To better understand the impact of changes in inventory and the associated financing, we also consider our net cash provided by operating activities adjusted to include cash activity associated with our new vehicle credit facility and excluding cash activity associated with acquired inventory. Adjusted net cash provided by operating activities is presented below:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Change
Net cash provided by operating activities – as reported	$30,319	$32,059	$(1,740)
Add: Net borrowings on floor plan notes payable, non-trade	440,341	128,636	311,705
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(257,363)	(25,148)	(232,215)
Net cash provided by operating activities – adjusted	$213,297	$135,547	$77,750

	Year Ended December 31,
(Dollars in thousands)	2013	2012	Change
Net cash provided by (used in) operating activities – as reported	$32,059	$(212,476)	$244,535
Add: Net borrowings on floor plan notes payable, non-trade	128,636	348,477	(219,841)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(25,148)	(13,744)	(11,404)
Net cash provided by operating activities - adjusted	$135,547	$122,257	$13,290

Inventories are the most significant component of our cash flow from operations. As of December 31, 2014, our new vehicle days supply was 62, or 12 days lower than our days supply as of December 31, 2013. Our days supply of used vehicles was 53 days as of December 31, 2014, or 10 days lower than our days supply as of December 31, 2013. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities

Net cash used in investing activities totaled $736.3 million and $130.3 million, respectively, for 2014 and 2013. Cash flows from investing activities relate primarily to capital expenditures and acquisition activity.

Below are highlights of significant activity related to our cash flows from investing activities:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Increase
Capital expenditures	$85,983	$50,025	$35,958
Cash paid for acquisitions, net of cash acquired	659,634	81,105	578,529

	Year Ended December 31,		Increase
(Dollars in thousands)	2013	2012	(Decrease)
Capital expenditures	$50,025	$64,584	$(14,559)
Cash paid for acquisitions, net of cash acquired	81,105	44,716	36,389

Capital expenditures

Capital expenditures consisted of the following:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Post-acquisition capital improvements	$20,760	$12,170	$6,939
Facilities for open points	6,700	5,640	9,766
Purchases of previously leased facilities	25,082	6,894	20,041
Existing facility improvements	19,813	13,773	19,786
Maintenance	13,628	11,548	8,052
Total capital expenditures	$85,983	$50,025	$64,584

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

Acquisitions

We focus on acquiring stores at opportunistic purchase prices that meet our return thresholds and strategic objectives. We acquired 35 stores and opened one store in 2014. These acquisitions diversify our brand and geographic mix as we continue to evaluate our portfolio to minimize exposure to any one manufacturer and achieve financial returns. We acquired six stores, and opened one store and one stand-alone body shop in 2013. We acquired four stores in 2012.

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by this transaction is recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisition is presented below:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Change
Cash paid for acquisitions, net of cash acquired	$659,634	$81,105	$578,529
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(257,363)	(25,148)	(232,215)
Cash paid for acquisitions, net of cash acquired – adjusted	$402,271	$55,957	$346,314

	Year Ended December 31,
(Dollars in thousands)	2013	2012	Change
Cash paid for acquisitions, net of cash acquired	$81,105	$44,716	$36,389
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(25,148)	(13,744)	(11,404)
Cash paid for acquisitions, net of cash acquired – adjusted	$55,957	$30,972	$24,985

We have strict capital investment criteria in evaluating all potential transactions, primarily associated with return on assets and return on our net equity investment.

Financing Activities

Net cash provided by (used in) financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Year Ended December 31,
(Dollars in thousands)	2014	2013	2012
Cash provided by financing activities, as reported	$712,225	$79,110	$333,461
Less: cash provided by borrowings of floor plan notes payable: non-trade	(440,341)	(128,636)	(348,477)
Cash provided by (used in) financing activities, as adjusted	$271,884	$(49,526)	$(15,016)

Below are highlights of significant activity related to our cash flows from financing activities:

	Year Ended December 31,		Increase
(Dollars in thousands)	2014	2013	(Decrease)
Net borrowings (repayments) on lines of credit	$183,769	$(14,355)	$198,124
Principal payments on long-term debt, unscheduled	-	(25,770)	(25,770)
Proceeds from the issuance of long-term debt	124,902	4,720	120,182
Repurchases of common stock	(22,968)	(7,903)	15,065
Dividends paid	(15,929)	(10,085)	5,844

	Year Ended December 31,		Increase
(Dollars in thousands)	2013	2012	(Decrease)
Net borrowings on lines of credit	$(14,355)	$12,354	$(26,709)
Principal payments on long-term debt, unscheduled	(25,770)	(40,765)	(14,995)
Proceeds from the issuance of long-term debt	4,720	42,333	(37,613)
Repurchases of common stock	(7,903)	(23,279)	(15,376)
Dividends paid	(10,085)	(12,066)	(1,981)

Borrowing and Repayment Activity

During 2014, we had net borrowings of $183.8 million associated with our used vehicle financing facility and our revolving line of credit, primarily related to the DCH auto acquisition completed in the fourth quarter of 2014.

During 2013, we had a net repayment of $14.4 million associated with our used vehicle financing facility and our revolving line of credit. Additionally, we strategically paid off $25.8 million in outstanding mortgages and had proceeds from mortgage financing of $4.7 million. This activity extended our near-term maturities and reduced our interest expense.

We increased our leverage ratio in 2014 due to the investment in the DCH Auto Group acquisition. As of December 31, 2014 our debt to total capital ratio, excluding floor plan notes payable, was 48.7% compared to 32.0% as of December 31, 2013.

Equity Transactions

Under the share repurchase program authorized by our Board of Directors and repurchases associated with stock compensation activity, we repurchased 226,729 shares of common stock at an average price of $70.52 per share in 2014. As of December 31, 2014, we had 1,500,224 shares available for repurchase under the plan. The plan does not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

For the period January 1, 2014 through December 31, 2014, we declared and paid dividends on our Class A and Class B Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2014	$0.13	$3,378
May 2014	0.16	4,179
August 2014	0.16	4,174
November 2014	0.16	4,198

Management evaluates performance and makes a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

	Outstanding as of December 31, 2014	Remaining Available as of December 31, 2014
Floor plan note payable: non-trade	$1,137,632	$107,476	(1)(4)
Floor plan notes payable	41,047	-
Used vehicle inventory financing facility	134,000	449	(2)
Revolving lines of credit	134,769	69,942	(2),(3)
Real estate mortgages	334,443	-
Other debt	37,766	-
Liabilities associated with assets held for sale	4,892	-	(4)
Total debt	$1,822,549	$177,867

(1)	As of December 31, 2014, we had a $1.25 billion new vehicle floor plan commitment as part of our credit facility.
(2)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(3)	Available credit is based on the borrowing base amount effective as of December 31, 2014. This amount is reduced by $5.0 million for outstanding letters of credit.
(4)	As of December 31, 2014, an additional $4.9 million of floor plan notes payable outstanding on our new vehicle floor plan commitment was recorded as liabilities related to assets held for sale.

Credit Facility

On October 1, 2014 and in connection with our acquisition of the DCH Auto Group, we completed a $1.7 billion revolving syndicated credit facility. This syndicated credit facility is comprised of 16 financial institutions, including seven manufacturer-affiliated finance companies. Our credit facility provides for up to $1.25 billion in new vehicle inventory floor plan financing, up to $150 million in used vehicle inventory floor plan financing and a maximum of $300 million in revolving financing for general corporate purposes, including acquisitions and working capital. This credit facility may be expanded to $1.85 billion total availability, subject to lender approval.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction “PR” accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of December 31, 2014, we had no balances in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 1.4% at December 31, 2014. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.7% and 2.2%, respectively, at December 31, 2014.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2014
Current ratio	Not less than 1.20 to 1	1.16 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	3.30 to 1
Leverage ratio	Not more than 5.00 to 1	2.21 to 1
Funded debt restriction	Not to exceed $600 million	$374.0 million

As of December 31, 2014, we were not in compliance with the current ratio covenant as required under our credit facility. Primarily as a result of certain mortgage loans not closing in 2014 as we anticipated, coupled with higher than expected new vehicle inventory levels at the end of the year, our current ratio covenant calculation was 1.16 to 1. We requested and received a waiver from our lender group for the covenant as of December 31, 2014, and amended the agreement to reduce the current ratio covenant requirement to 1.10 to 1 for the first quarter of 2015 and beyond. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

If we do not meet the financial and restrictive covenants and are unable to remediate or cure the condition or obtain a waiver from our lenders, a breach would give rise to remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. A breach would also trigger cross-defaults under other debt agreements.

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At December 31, 2014, $41.0 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.7% to 5.0% at December 31, 2014. The mortgages are payable in various installments through October 2034. As of December 31, 2014, we had fixed interest rates on 66% of our outstanding mortgage debt.

Our other debt includes capital leases, sellers’ notes and our equity contribution obligations associated with the new markets tax credit equity investment. The interest rates associated with our other debt ranged from 2.0% to 9.4% at December 31, 2014. This debt, which totaled $37.8 million at December 31, 2014, is due in various installments through May 2019.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2014, was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2015	2016 and 2017	2018 and 2019	2020 and beyond
New vehicle floor plan commitment(1)	$1,137,632	$1,137,632	$-	$-	$-
Floor plan notes payable(1)	41,047	41,047	-	-	-
Used vehicle inventory financing facility	134,000	-	-	134,000	-
Revolving lines of credit	134,769	1,769	-	133,000	-
Liabilities related to assets held for sale	4,892	4,892
Real estate debt, including interest	400,723	25,389	85,552	85,314	204,468
Other debt, including capital leases and interest	40,773	17,234	17,873	3,683	1,983
Charge-backs on various contracts	26,762	15,232	10,483	1,025	22
Operating leases(2)	195,510	24,354	44,377	35,636	91,143
Fixed rate payments on interest rate swaps	1,982	1,397	585	-	-
	$2,118,090	$1,268,946	$158,870	$392,658	$297,616

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

Inflation and Changing Prices

Inflation and changing prices did not have a material impact on our revenues or income from continuing operations in the years ended December 31, 2014, 2013 and 2012.

Selected Consolidated Quarterly Financial Data

The following tables set forth our unaudited quarterly financial data(1) (2).

2014 (in thousands, except per share data )	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle	$579,522	$694,484	$732,121	$1,071,543
Used vehicle retail	301,893	310,475	340,522	409,591
Used vehicle wholesale	42,693	44,286	48,853	59,867
Finance and insurance	39,631	43,838	46,855	60,057
Service, body and parts	104,617	114,337	120,772	172,398
Fleet and other	9,750	14,382	7,988	19,851
Total revenues	1,078,106	1,221,802	1,297,111	1,793,307
Cost of sales	906,045	1,029,502	1,099,271	1,532,186
Gross profit	172,061	192,300	197,840	261,121
Asset impairments	-	-	-	1,853
Selling, general and administrative	121,829	125,463	131,627	184,288
Depreciation and amortization	5,507	5,825	6,067	8,964
Operating income	44,725	61,012	60,146	66,016
Floor plan interest expense	(2,984)	(3,215)	(3,127)	(4,535)
Other interest expense	(1,974)	(1,869)	(2,051)	(4,848)
Other, net	937	1,146	1,027	89
Income from continuing operations before income taxes	40,704	57,074	55,995	56,722
Income tax provision	(16,010)	(21,904)	(21,458)	(15,583)
Income before discontinued operations	24,694	35,170	34,537	41,139
Discontinued operations, net of tax	40	3,139	-	1
Net income	$24,734	$38,309	$34,537	$41,140

Basic income per share from continuing operations	$0.95	$1.35	$1.32	$1.57
Basic income per share from discontinued operations	-	0.12	-	-
Basic net income per share	$0.95	$1.47	$1.32	$1.57

Diluted income per share from continuing operations	$0.94	$1.34	$1.31	$1.56
Diluted income per share from discontinued operations	-	0.11	-	-
Diluted net income per share	$0.94	$1.45	$1.31	$1.56

(1) Quarterly data may not add to yearly totals due to rounding.

(2) Certain reclassifications of amounts previously reported have been made to the quarterly financial data to maintain consistency and comparability between periods presented.

2013 (in thousands, except per share data )	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle	$493,441	$569,487	$604,135	$589,535
Used vehicle retail	239,228	258,465	280,734	253,797
Used vehicle wholesale	39,506	37,691	43,396	37,642
Finance and insurance	31,663	34,218	37,132	35,994
Service, body and parts	90,440	94,462	97,784	100,797
Fleet and other	8,802	14,182	6,109	7,109
Total revenues	903,080	1,008,505	1,069,290	1,024,874
Cost of sales	756,642	848,672	903,901	865,581
Gross profit	146,438	159,833	165,389	159,293
Selling, general and administrative	101,131	109,283	108,570	108,416
Depreciation and amortization	4,721	4,899	5,099	5,316
Operating income	40,586	45,651	51,720	45,561
Floor plan interest expense	(3,449)	(3,036)	(2,909)	(2,979)
Other interest expense	(2,361)	(1,941)	(1,933)	(2,115)
Other, net	801	584	835	773

Income from continuing operations before income taxes	35,577	41,258	47,713	41,240
Income tax provision	(13,695)	(15,977)	(16,822)	(14,080)
Income before discontinued operations	21,882	25,281	30,891	27,160
Discontinued operations, net of tax	173	274	127	212
Net income	$22,055	$25,555	$31,018	$27,372

Basic income per share from continuing operations	$0.85	$0.98	$1.20	$1.05
Basic income per share from discontinued operations	0.01	0.01	__ -	0.01
Basic net income per share	$0.86	$0.99	$1.20	$1.06

Diluted income per share from continuing operations	$0.84	$0.97	$1.18	$1.03
Diluted income per share from discontinued operations	0.01	0.01	-	0.01
Diluted net income per share	$0.85	$0.98	$1.18	$1.04

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

Our variable-rate floor plan notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. At December 31, 2014, we had $1.6 billion outstanding under such agreements at a weighted average interest rate of 1.6% per annum. A 10% increase in interest rates, or 16 basis points, would increase annual interest expense by approximately $1.6 million, net of tax, based on amounts outstanding at December 31, 2014.

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

At December 31, 2014, we had $257.8 million of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between November 2016 and October 2034. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $270.8 million at December 31, 2014.

Hedging Strategies

We believe it may be prudent to limit the variability of a portion of our interest payments. Accordingly, from time to time we have entered into interest rate swaps to manage the variability of our interest rate exposure, thus leveling a portion of our interest expense in a changing rate environment.

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

As of December 31, 2014, we had a $25 million interest rate swap outstanding with U.S. Bank Dealer Commercial Services. This interest rate swap matures on June 15, 2016 and has a fixed rate of 5.587% per annum. The variable rate on the interest rate swap is the one-month LIBOR rate. At December 31, 2014, the one-month LIBOR rate was 0.17% per annum, as reported in the Wall Street Journal.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. These amounts related to our cash flow hedges are recorded as deferred gains or losses in our Consolidated Balance Sheets with the offset recorded in accumulated other comprehensive income, net of tax. At December 31, 2014, the fair value of all of our agreements was a liability of $1.8 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $1.1 million at December 31, 2014.

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

Item 8. Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2014 is included in Item 7.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal controls over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excludes the operations of the 35 acquisitions completed in 2014. These acquisitions represent approximately 22% of consolidated total assets and approximately 14% of consolidated revenues for the year ended December 31, 2014.

Based on our assessment, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2014, which is included in Item 8 of this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included under the captions Election of Directors, Current Directors and Nominees, Non-Director Executive Officers, Certain Relationships and Transactions with Related Persons, Board Committees, Director Independence, 2014 Board and Committee Composition, Code of Business Conduct and Ethics, Named Executive Officers and Section 16(a) Beneficial Ownership Reporting Compliance in our Proxy Statement for our 2015 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item will be included under the captions Compensation of Directors, Non-Employee Director Stock Ownership Policy; Hedging and Pledging Restrictions, Compensation Committee Report, Compensation Discussion and Analysis, Compensation Philosophy and Objectives, Compensation Elements and Emphasis on Performance, Our Process for Determining Compensation, Additional Compensation Policies, Independent Compensation Consultant and Peer Group Comparison, Other Compensation-Related Considerations, 2014 Executive Compensation by Element, Grants of Plan-Based Awards Table for 2014, Outstanding Equity Awards at Year End 2014, Option Exercises and Stock Vested for 2014, Nonqualified Deferred Compensation for 2014, Potential Payments Upon Termination or Change in Control, and Compensation Committee Interlocks and Insider Participation in our Proxy Statement for our 2015 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (3)
Equity compensation plans approved by shareholders	471,592	(1)	$6.79	(2)	2,143,881

Equity compensation plans not approved by shareholders	-		-		-
Total	471,592	(1)	$6.79	(2)	2,143,881

(1)	Includes option exercisable for 6,834 shares of Class A common stock and 464,758 restricted stock units.
(2)	There is no exercise price associated with our restricted stock units. The total weighted average exercise price is shown with respect to options only.
(3)	Includes 1,604,410 shares available pursuant to our 2013 Amended and Restated Stock Incentive Plan and 539,471 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2015 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be included under the captions Certain Relationships and Transactions with Related Persons and Director Independence in our Proxy Statement for our 2015 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included under the caption Fees Paid to KPMG LLP Related to Fiscal Years 2014 and 2013 and Pre-Approval Policies in our Proxy Statement for our 2015 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The Consolidated Financial Statements, together with the report thereon of KPMG LLP, Independent Registered Public Accounting Firm, are included on the pages indicated below:

There are no schedules required to be filed herewith.

Exhibit Index

The following exhibits are filed herewith. An asterisk (*) beside the exhibit number indicates the exhibits containing a management contract, compensatory plan or arrangement.

Exhibit	Description
2.1	Stock Purchase Agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited dated June 14, 2014 (incorporated by reference to exhibit 2.1 to the Company’s Form 8-K filed October 3, 2014)

2.1.1

First Amendment to Stock Purchase Agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited effective July 15, 2014 (incorporated by reference to exhibit 2.2 to the Company’s Form 10-Q for the quarter ended June 30, 2014)

2.1.2	Second Amendment to Stock Purchase Agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited effective November 13, 2014

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (incorporated by reference to exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 1999)

3.2	2013 Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed August 26, 2013)

10.1*	2009 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2009 annual meeting of shareholders filed on March 20, 2009)

Exhibit	Description

10.1.1*	Amendment 2014-1 to the Lithia Motors, Inc. 2009 Employee Stock Purchase Plan

10.2*	Lithia Motors, Inc. 2013 Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 2, 2013)

10.2.1*	RSU Deferral Plan (incorporated by reference to exhibit 10.3.1 to the Company’s Form 10-K for the year ended December 31, 2011)

10.2.2*	Amendment to RSU Deferral Plan

10.2.3*	Restricted Stock Unit (RSU) Deferral Election Form

10.3*	Form of Restricted Stock Unit Agreement (Performance and Time Vesting) (incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2013)

10.3.1*	Form of Restated Restricted Stock Unit Agreement (Long Term Performance Vesting)

10.3.2*	Form of Restricted Stock Unit Agreement (Time Vesting) (for mid-level executives) (incorporated by reference to exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2013)

10.3.3*	Form of Restricted Stock Unit Agreement (Time Vesting) (for non-employee directors) (incorporated by reference to exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2013)

10.3.4*	Form of Restated Restricted Stock Unit Agreement (Performance and Time Vesting)

10.3.5*	Form of Restricted Stock Unit Agreement (Time Vesting) (for non-employee directors)

10.3.6*	Form of Restricted Stock Unit Agreement (Time Vesting) (non-executives, time-vesting)

10.3.7*	Form of Restricted Stock Unit Agreement (2015 Performance- and Time-vesting) (for Senior Executives)

10.3.8*	Form of Restricted Stock Unit Agreement (2015 Long-term Performance-vesting)

10.3.9*	Form of Restricted Stock Unit Agreement (2015 Time-vesting)

10.4*	Lithia Motors, Inc. 2013 Discretionary Support Services Variable Performance Compensation Plan (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed May 2, 2013)

10.5*	Form of Outside Director Nonqualified Deferred Compensation Agreement (incorporated by reference to exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2005)

10.6*

Executive Nonqualified Deferred Compensation Agreement between the Company and M. L. Dick Heimann dated December 31, 2009 (incorporated by reference to exhibit 99.2 to the Company’s Form 8-K filed January 5, 2010)

10.7

Amended and Restated Loan Agreement among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed October 3, 2014)

10.8*	Amended and Restated Split-Dollar Agreement (incorporated by reference to exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2012)

10.9*

Terms of Amended Employment and Change in Control Agreement between Lithia Motors, Inc. and Sidney B. DeBoer dated January 15, 2009 (incorporated by reference to exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2008) (1)

10.10*	Form of Indemnity Agreement for each Named Executive Officer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 29, 2009)

Exhibit	Description
10.11*	Form of Indemnity Agreement for each non-management Director (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed May 29, 2009)

10.12*	Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (incorporated by reference to exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2010)

10.12.1*

Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award for Sidney DeBoer (incorporated by reference to exhibit 10.22.1 to the Company’s Form 10-K for the year ended December 31, 2010)

10.12.2*

Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award (incorporated by reference to exhibit 10.22.2 to the Company’s Form 10-K for the year ended December 31, 2010)

10.13*	Employment Agreement with Executive Vice President Brad Gray dated March 1, 2012 (incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2012)

10.13.1*	Amendment to Terms of Employment Agreement with Brad Gray dated April 30, 2013 (incorporated by reference to exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2013)

10.14*

Form of Amended Employment and Change in Control Agreement dated February 22, 2013 between the Company and Bryan B. DeBoer (incorporated by reference to exhibit 10.24 to the Company’s Form 10-K for the year ended December 31, 2012) (2)

10.15*

Real Estate Purchase and Sale Agreement between Lithia Real Estate, Inc. and Dick Heimann dated October 25, 2013 (incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2013)

12	Ratio of Earnings to Combined Fixed Charges

21	Subsidiaries of Lithia Motors, Inc.

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	A substantially similar agreement exists between Lithia Motors, Inc. and M.L. Dick Heimann.
(2)	Substantially similar agreements exist between Lithia Motors, Inc. and each of Scott Hillier, Christopher S. Holzshu and John F. North III.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2015	LITHIA MOTORS, INC.

	By:	/s/ Bryan B. DeBoer
Bryan B. DeBoer
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 2, 2015:

Signature	Title

/s/ Bryan B. DeBoer	Director, President and Chief Executive Officer
Bryan B. DeBoer	(Principal Executive Officer)

/s/ Christopher S. Holzshu	Senior Vice President, Chief Financial Officer and Secretary
Christopher S. Holzshu	(Principal Financial Officer)

/s/ John F. North III	Vice President and Chief Accounting Officer
John F. North III	(Principal Accounting Officer)

/s/ Sidney B. DeBoer	Director and Executive Chairman
Sidney B. DeBoer

/s/ M.L. Dick Heimann	Director and Vice Chairman
M.L. Dick Heimann

/s/ Thomas Becker	Director
Thomas Becker

/s/ Susan O. Cain	Director
Susan O. Cain

/s/ Kenneth E. Roberts	Director
Kenneth E. Roberts

/s/ William J. Young	Director
William J. Young

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lithia Motors, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related Consolidated Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2014. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Lithia Motors, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the financial statements, the Company has changed its method for reporting discontinued operations as of September 2014.

/s/ KPMG LLP

Portland, Oregon
March 2, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lithia Motors, Inc.:

We have audited Lithia Motors, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lithia Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lithia Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Lithia Motors, Inc. completed the acquisition of 35 stores during 2014 and, as permitted, management elected to exclude all of these acquisitions from its assessment of internal control over financial reporting as of December 31, 2014. The total assets of these 35 acquisitions represented approximately 22% of consolidated total assets as of December 31, 2014 and approximately 14% of consolidated revenues for the year ended December 31, 2014. Our audit of internal control over financial reporting of Lithia Motors, Inc. also excluded an evaluation of the internal control over financial reporting of these 35 acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related Consolidated Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/ KPMG LLP

Portland, Oregon
March 2, 2015

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 31,
	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$29,898	$23,686
Accounts receivable, net of allowance for doubtful accounts of $2,191 and $173	295,379	170,519
Inventories, net	1,249,659	859,019
Deferred income taxes	-	1,548
Other current assets	32,010	15,251
Assets held for sale	8,563	11,526
Total Current Assets	1,615,509	1,081,549

Property and equipment, net of accumulated depreciation of $117,679 and $106,871	816,745	481,212
Goodwill	199,375	49,511
Franchise value	150,892	71,199
Deferred income taxes	-	10,256
Other non-current assets	98,411	31,394
Total Assets	$2,880,932	$1,725,121

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$41,047	$18,789
Floor plan notes payable: non-trade	1,137,632	695,066
Current maturities of long-term debt	31,912	7,083
Trade payables	70,853	51,159
Accrued liabilities	153,661	94,143
Deferred income taxes	2,603	-
Liabilities related to assets held for sale	4,892	6,271
Total Current Liabilities	1,442,600	872,511

Long-term debt, less current maturities	609,066	245,471
Deferred revenue	54,403	44,005
Deferred income taxes	42,795	-
Other long-term liabilities	58,963	28,412
Total Liabilities	2,207,827	1,190,399

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,671 and 23,329	276,058	268,255
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 2,562 and 2,562	319	319
Additional paid-in capital	29,775	22,598
Accumulated other comprehensive loss	(926)	(1,538)
Retained earnings	367,879	245,088
Total Stockholders' Equity	673,105	534,722
Total Liabilities and Stockholders' Equity	$2,880,932	$1,725,121

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Revenues:
New vehicle	$3,077,670	$2,256,598	$1,847,603
Used vehicle retail	1,362,481	1,032,224	833,484
Used vehicle wholesale	195,699	158,235	139,237
Finance and insurance	190,381	139,007	112,234
Service, body and parts	512,124	383,483	347,703
Fleet and other	51,971	36,202	36,226
Total revenues	5,390,326	4,005,749	3,316,487
Cost of sales:
New vehicle	2,879,486	2,105,480	1,713,156
Used vehicle retail	1,183,228	881,366	711,763
Used vehicle wholesale	192,053	155,524	137,823
Service, body and parts	262,388	197,913	179,633
Fleet and other	49,849	34,513	34,812
Total cost of sales	4,567,004	3,374,796	2,777,187
Gross profit	823,322	630,953	539,300
Asset impairments	1,853	-	115
Selling, general and administrative	563,207	427,400	373,688
Depreciation and amortization	26,363	20,035	17,128
Operating income	231,899	183,518	148,369
Floor plan interest expense	(13,861)	(12,373)	(12,816)
Other interest expense	(10,742)	(8,350)	(9,621)
Other income, net	3,199	2,993	2,525
Income from continuing operations before income taxes	210,495	165,788	128,457
Income tax provision	(74,955)	(60,574)	(49,062)
Income from continuing operations, net of income tax	135,540	105,214	79,395
Income from discontinued operations, net of income tax	3,180	786	967
Net income	$138,720	$106,000	$80,362

Basic income per share from continuing operations	$5.19	$4.08	$3.09
Basic income per share from discontinued operations	0.12	0.03	0.04
Basic net income per share	$5.31	$4.11	$3.13

Shares used in basic per share calculations	26,121	25,805	25,696

Diluted income per share from continuing operations	$5.14	$4.02	$3.03
Diluted income per share from discontinued operations	0.12	0.03	0.04
Diluted net income per share	$5.26	$4.05	$3.07

Shares used in diluted per share calculations	26,382	26,191	26,170

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$138,720	$106,000	$80,362
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $380, $668 and $1,175	612	1,077	1,893
Comprehensive income	$139,332	$107,077	$82,255

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Equity

(In thousands)

	Common Stock				Additional	Accumulated Other Compre-		Total Stock-
	Class A		Class B		Paid-In	hensive	Retained	holders'
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2011	22,195	$279,366	3,762	$468	$10,918	$(4,508)	$80,877	$367,121
Net income	-	-	-	-	-	-	80,362	80,362
Gain on cash flow hedges, net of tax expense of $1,175	-	-	-	-	-	1,893	-	1,893
Issuance of stock in connection with employee stock plans	647	8,652	-	-	-	-	-	8,652
Issuance of restricted stock to employees	3	-	-	-	-	-	-	-
Repurchase of Class A common stock	(929)	(23,279)	-	-	-	-	-	(23,279)
Class B common stock converted to Class A common stock	1,000	125	(1,000)	(125)	-	-	-	-
Compensation for stock and stock option issuances and excess tax benefits from option exercises	-	3,937	-	-	1,481	-	-	5,418
Dividends paid	-	-	-	-	-	-	(12,066)	(12,066)
Balance at December 31, 2012	22,916	268,801	2,762	343	12,399	(2,615)	149,173	428,101
Net income	-	-	-	-	-	-	106,000	106,000
Gain on cash flow hedges, net of tax expense of $668	-	-	-	-	-	1,077	-	1,077
Issuance of stock in connection with employee stock plans	283	5,149	-	-	-	-	-	5,149
Issuance of restricted stock to employees	117	-	-	-	-	-	-	-
Repurchase of Class A common stock	(187)	(7,903)	-	-	-	-	-	(7,903)
Class B common stock converted to Class A common stock	200	24	(200)	(24)	-	-	-	-
Compensation for stock and stock option issuances and excess tax benefits from option exercises	-	2,184	-	-	10,199	-	-	12,383
Dividends paid	-	-	-	-	-	-	(10,085)	(10,085)
Balance at December 31, 2013	23,329	268,255	2,562	319	22,598	(1,538)	245,088	534,722
Net income	-	-	-	-	-	-	138,720	138,720
Gain on cash flow hedges, net of tax expense of $380	-	-	-	-	-	612	-	612
Issuance of stock in connection with employee stock plans	118	4,590	-	-	-	-	-	4,590
Issuance of stock in connection with acquisitions	269	19,736	-	-	-	-	-	19,736
Issuance of restricted stock to employees	288	-	-	-	-	-	-	-
Repurchase of Class A common stock	(333)	(22,968)	-	-	-	-	-	(22,968)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	-	6,445	-	-	7,177	-	-	13,622
Dividends paid	-	-	-	-	-	-	(15,929)	(15,929)
Balance at December 31, 2014	23,671	$276,058	2,562	$319	$29,775	$(926)	$367,879	$673,105

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$138,720	$106,000	$80,362
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairments	1,853	-	115
Depreciation and amortization	26,363	20,035	17,128
Depreciation and amortization within discontinued operations	-	-	186
Stock-based compensation	7,436	6,565	3,116
(Gain) loss on disposal of other assets	271	(2,339)	(747)
(Gain) loss from disposal activities within discontinued operations	(5,744)	-	621
Deferred income taxes	13,355	14,477	14,172
Excess tax benefit from share-based payment arrangements	(6,186)	(5,994)	(2,802)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(59,474)	(37,370)	(33,704)
Inventories	(76,002)	(106,896)	(230,442)
Other assets	(31,182)	(5,655)	(10,370)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	(647)	5,300	(82,109)
Trade payables	(3,105)	8,480	8,001
Accrued liabilities	(13,472)	12,304	10,538
Other long-term liabilities and deferred revenue	38,133	17,152	13,459
Net cash provided by (used in) operating activities	30,319	32,059	(212,476)

Cash flows from investing activities:
Principal payments received on notes receivable	2,882	91	946
Capital expenditures	(85,983)	(50,025)	(64,584)
Proceeds from sales of assets	4,896	4,632	6,027
Cash paid for acquisitions, net of cash acquired	(659,634)	(81,105)	(44,716)
Cash paid for other investments	(9,110)	(3,915)	(3,288)
Proceeds from sales of stores	10,617	-	6,618
Net cash used in investing activities	(736,332)	(130,322)	(98,997)

Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade	440,341	128,636	348,477
Borrowings on lines of credit	1,435,144	800,000	592,623
Repayments on lines of credit	(1,251,375)	(814,355)	(580,269)
Principal payments on long-term debt, scheduled	(8,666)	(7,100)	(8,347)
Principal payments on long-term debt and capital leases, other	-	(25,770)	(40,765)
Proceeds from issuance of long-term debt	124,902	4,720	42,333
Proceeds from issuance of common stock	4,590	4,973	8,652
Repurchase of common stock	(22,968)	(7,903)	(23,279)
Excess tax benefit from share-based payment arrangements	6,186	5,994	2,802
Decrease in restricted cash	-	-	3,300
Dividends paid	(15,929)	(10,085)	(12,066)
Net cash provided by financing activities	712,225	79,110	333,461

Increase (decrease) in cash and cash equivalents	6,212	(19,153)	21,988

Cash and cash equivalents at beginning of year	23,686	42,839	20,851
Cash and cash equivalents at end of year	$29,898	$23,686	$42,839

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,638	$21,002	$22,976
Cash paid during the period for income taxes, net	63,827	42,682	36,579

Supplemental schedule of non-cash activities:
Debt issued or acquired in connection with acquisitions	$55,693	$-	$2,609
Floor plan debt acquired in connection with acquisitions	24,686	-	-
Floor plan debt paid in connection with store disposals	3,311	-	6,712
Issuance of Class A common stock in connection with acquisitions	19,736	-	-

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies

Organization and Business

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of December 31, 2014, we offered 30 brands of new vehicles and all brands of used vehicles in 129 stores in the United States and online at Lithia.com and DCHauto.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

Our dealerships are located across the United States. We seek domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment.

Basis of Presentation

The accompanying Consolidated Financial Statements reflect the results of operations, the financial position and the cash flows for Lithia Motors, Inc. and its directly and indirectly wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

We early adopted the amendment to the accounting guidance related to discontinued operations in the third quarter of 2014. This amendment defines discontinued operations as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has, or will have, a major effect on an entity’s operations and financial results. As a result, we determined that individual stores which met the criteria for held for sale after our adoption date would no longer qualify for classification as discontinued operations. We had previously reclassified a held for sale store’s operations to discontinued operations in our Consolidated Statements of Operations, on a comparable basis for all periods presented, provided we did not expect to have any significant continuing involvement in the store’s operations after its disposal. See Note 15.

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

Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. Certain acquired inventories are valued using the last-in first-out (LIFO) method. The LIFO reserve associated with this inventory as of December 31, 2014 was immaterial. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation.

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

Parts are valued at lower of market value or cost using a specific identification method. Parts purchase discounts that we receive from the manufacturer are reflected as a reduction in the carrying value of the parts purchased from the manufacturer and are recognized as a reduction to cost of goods sold as the related inventory is sold. See Note 3.

Property and Equipment

Property and equipment are stated at cost and depreciated over their estimated useful lives on the straight-line basis. Leasehold improvements made at the inception of the lease or during the term of the lease are amortized on a straight-line basis over the shorter of the life of the improvement or the remaining term of the lease.

The range of estimated useful lives is as follows:

Years
Buildings and improvements	5-40
Service equipment	5-15
Furniture, office equipment, signs and fixtures	3-10

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels and betterments are capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. For the years ended December 31, 2014, 2013 and 2012, we recorded capitalized interest of $0.4 million, $0.1 million and $0.3 million, respectively.

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

Long-lived assets held and used by us are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We consider several factors when evaluating whether there are indications of potential impairment related to our long-lived assets, including store profitability, overall macroeconomic factors and the impact of our strategic management decisions. If recoverability testing is performed, we evaluate assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows associated with the asset, including its disposition. If such assets are considered to be impaired, the amount by which the carrying amount of the assets exceeds the fair value of the assets is recognized as a charge to income from continuing operations. See Note 4.

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

Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying value of the reporting unit more likely than not exceeds fair value. We have the option to qualitatively or quantitatively assess goodwill for impairment and in 2014 evaluated our goodwill using a quantitative assessment process. Goodwill is tested for impairment at the operating unit level. Our operating units are individual retail automotive stores as this is the level at which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance.

We test our goodwill for impairment on October 1 of each year. We used an Adjusted Present Value (“APV”) method, a fair-value based test, to indicate the fair value of our reporting units. Under the APV method, future cash flows based on recently prepared operating forecasts and business plans are used to estimate the future economic benefits generated by the reporting unit. Operating forecasts and cash flows include estimated revenue growth rates based on management’s forecasted sales projections and on U.S. Department of Labor, Bureau of Labor Statistics for historical consumer price index data. A discount rate is utilized to convert the forecasted cash flows to their present value equivalent representing the indicated fair value of our reporting unit. The discount rate applied to the future cash flows factors an equity market risk premium, small stock risk premium, an average peer group beta and a risk-free interest rate. We compare the indicated fair value of our reporting unit to our market capitalization, including consideration of a control premium. The control premium represents the estimated amount an investor would pay to obtain a controlling interest. We believe this reconciliation is consistent with a market participant perspective.

The quantitative impairment test of goodwill is a two-step process. The first step identifies potential impairment by comparing the estimated fair value of a reporting unit with its book value. If the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired and the second step is not necessary. If the carrying value exceeds the fair value, the second step includes determining the implied fair value in the same manner as the amount of goodwill recognized in a business combination is determined. The implied fair value of goodwill is then compared with the carrying amount of goodwill to determine if an impairment loss is necessary. See Note 5.

Equity-Method Investments

We own investments in certain partnerships which we account for under the equity method. These investments are included as a component of other non-current asstes in our Consolidated Balance Sheets. We determined that we lack certain characteristics to direct the operations of the businesses and, as a result, do not qualify to consolidate these investments. Activity related to our equity-method investments is recognized in our Consolidated Statements of Operations as follows:

●	the change in fair value is reflected as an asset impairment:
●	our portion of the operating gains and losses is included as a component of other income, net;
●	the amortization related to the discounted fair value of future equity contributions is amortized over the life of the investments as non-cash interest expense; and
●	tax benefits and credits are reflected as a component of income tax provision.

See Notes 12 and 18.

Periodically whenever events or circumstances indicate that the carrying amount of assets may be impaired, we evaluate the equity investments for indications of loss resulting from an other than temporary decline. If the equity investment is determined to be impaired, the amount by which the investment basis exceeds the fair value of the investment is recognized as a charge to income from continuing operations. See Note 18.

Advertising

We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Additionally, manufacturer cooperative advertising credits for qualifying, specifically-identified advertising expenditures are recognized as a reduction of advertising expense.

Advertising expense, net of manufacturer cooperative advertising credits, was $46.7 million, $39.6 million and $31.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. Manufacturer cooperative advertising credits were $16.3 million, $11.8 million and $9.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Stock-Based Compensation

Compensation costs associated with equity instruments exchanged for employee and director services are measured at the grant date, based on the fair value of the award, with estimated forfeitures considered, and recognized as an expense on the straight-line basis over the individual’s requisite service period (generally the vesting period of the equity award). If there is a performance-based element to the award, the expense is recognized based on the estimated attainment level, estimated time to achieve the attainment level and/or the vesting period. See Note 10.

We estimate the fair value of stock options using the Black-Scholes valuation model. This valuation model takes into account the exercise price of the award, as well as a variety of significant assumptions. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of non-vested stock awards is based on the intrinsic value on the date of grant as if the stock award was vested.

Shares to be issued upon the exercise of stock options and the vesting of stock awards will come from newly issued shares.

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

When there are situations with uncertainty as to the timing of the deduction, the amount of the deduction, or the validity of the deduction, we adjust our financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Positions that meet this criterion are measured using the largest benefit that is more than 50% likely to be realized. Interest and penalties are recorded as income tax provision in the period incurred or accrued when related to an uncertain tax position. See Note 13.

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

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. Our sales volume could be materially adversely impacted by the manufacturers’ or distributors’ inability to supply the stores with an adequate supply of vehicles. We also receive incentives and rebates from our manufacturers, including cash allowances, financing programs, discounts, holdbacks and other incentives. These incentives are recorded as accounts receivable in our Consolidated Balance Sheets until payment is received. Our financial condition could be materially adversely impacted by the manufacturers’ or distributors’ inability to continue to offer these incentives and rebates at substantially similar terms, or to pay our outstanding receivables.

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

We have a credit facility with a syndicate of 16 financial institutions, including seven manufacturer-affiliated finance companies. Several of these financial institutions also provide mortgage financing. This credit facility is the primary source of floor plan financing for our new vehicle inventory and also provides used vehicle financing and a revolving line of credit. The term of the facility extends through September 2019. At maturity, our financial condition could be materially adversely impacted if lenders are unable to provide credit that has typically been extended to us or with terms unacceptable to us. Our financial condition could be materially adversely impacted if these providers incur losses in the future or undergo funding limitations.

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

We have variable rate floor plan notes payable, mortgages and other credit line borrowings that subject us to market risk exposure. At December 31, 2014, we had $1.6 billion outstanding in variable rate debt. These borrowings had interest rates ranging from 1.4% to 3.0% per annum. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

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

We offer a limited warranty on the sale of most retail used vehicles. This warranty is based on mileage and time. We also offer a mileage and time based warranty on parts used in our service repair work and on tire purchases. The cost that may be incurred for these warranties is estimated at the time the related revenue is recorded. A reserve for these warranty liabilities is estimated based on current sales levels, warranty experience rates and estimated costs per claim. The annual activity for reserve increases and claims are immaterial. As of December 31, 2014 and 2013, the accrued warranty balance was $0.4 million and $0.5 million, respectively.

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

We use an MPEE model to determine the fair value of intangible franchise rights as discussed above under “Franchise Value.”

We use a relief-from-royalty method to determine the fair value of a trade name. Future cost saving associated with owning, rather than licensing, a trade name is estimated based on a royalty rate and management’s forecasted sales projections. The discount rate applied to the future cost savings factors an equity market risk premium, small stock risk premium, an average peer group beta, a risk-free interest rate and a premium for forecast risk.

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

Segment Reporting

While we have determined that each individual store is an operating segment, we have aggregated our operating segments into three reportable segments based on their economic similarities: Domestic, Import and Luxury.

Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Chrysler, General Motors and Ford. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Honda, Toyota, Subaru, Nissan and Volkswagen. Our Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by BMW, Mercedes-Benz and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, and automotive finance and insurance products.

Corporate and other is comprised of our stand-alone collision center; unallocated corporate overhead expenses, such as corporate personnel costs, certain interest expense and depreciation expense, and retrospective commissions for certain finance and insurance transactions that we arrange under agreements with third parties.

We define our chief operating decision maker (“CODM”) to be certain members of our executive management group. In the current year, we re-evaluated our approach for determining our operating segements. Historical and forecasted operational performance is evaluated on a store-by-store basis and on a consolidated basis by the CODM. We derive the operating results of the segments directly from our internal management reporting system. The accounting policies used to derive segment results are substantially the same as those used to determine our consolidated results. Management measures the performance of each operating segment based on several metrics, including earnings from operations. Management uses these results, in part, to evaluate the performance of, and to allocate resources to, each of the operating segments.

(2)           Accounts Receivable

Accounts receivable consisted of the following (in thousands):

December 31,	2014	2013
Contracts in transit	$162,785	$85,272
Trade receivables	37,194	23,154
Vehicle receivables	34,876	23,606
Manufacturer receivables	56,008	31,662
Auto loan receivables	25,424	11,438
Other receivables	4,554	5,622
	320,841	180,754
Less: Allowances	(3,130)	(546)
Less: Long-term portion of accounts receivable, net	(22,332)	(9,689)
Total accounts receivable, net	$295,379	$170,519

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

Interest income on auto loan receivables is recognized based on the contractual terms of each loan and is accrued until repayment, charge-off or repossession. Direct costs associated with loan originations are capitalized and expensed as an offset to interest income is recognized on the loans. All other receivables are recorded at invoice and do not bear interest until they are 60 days past due.

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

(3)           Inventories

The components of inventories consisted of the following (in thousands):

December 31,	2014	2013
New vehicles	$958,876	$657,043
Used vehicles	240,908	167,814
Parts and accessories	49,875	34,162
Total inventories	$1,249,659	$859,019

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle. As of December 31, 2014 and 2013, the carrying value of inventory had been reduced by $12.3 million and $6.0 million, respectively, for assistance received from manufacturers as discussed in Note 1.

(4)           Property and Equipment

Property and equipment consisted of the following (in thousands):

December 31,	2014	2013
Land	$263,328	$146,126
Building and improvements	475,149	316,261
Service equipment	60,644	42,980
Furniture, office equipment, signs and fixtures	100,163	73,565
	899,284	578,932
Less accumulated depreciation	(117,679)	(106,871)
	781,605	472,061
Construction in progress	35,140	9,151
	$816,745	$481,212

Long-Lived Asset Impairment Charges

In 2012, triggering events were determined to have occurred related to certain properties due to changes in the expected future use. As a result of these events, we tested certain long-lived assets for recovery. Based on these tests, we recorded an asset impairment charge of $0.1 million in 2012 in our Consolidated Statement of Operations. We did not record asset impairment charges associated with our long-lived assets in 2014 and 2013.

(5)           Goodwill and Franchise Value

The following is a roll-forward of goodwill (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2012(1)	$16,132	$8,715	$7,200	$32,047
Additions through acquisitions	6,416	8,082	2,966	17,464
Balance as of December 31, 2013(1)	22,548	16,797	10,166	49,511
Additions through acquisitions	68,463	62,804	18,597	149,864
Balance as of December 31, 2014(1)	$91,011	$79,601	$28,763	$199,375

(1)	Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.

The following is a roll-forward of franchise value (in thousands):

Franchise Value
Balance as of December 31, 2012	$62,429
Additions through acquisitions	8,770
Balance as of December 31, 2013	71,199
Additions through acquisitions	80,233
Transfers to assets held for sale	(540)
Balance as of December 31, 2014	$150,892

(6)           Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

December 31,	2014	2013

New vehicle floor plan commitment (1) (2)	$1,137,632	$695,066
Floor plan notes payable (2)	41,047	18,789
Total floor plan debt	1,178,679	713,855

Used vehicle inventory financing facility	134,000	85,000
Revolving lines of credit	134,769	-
Real estate mortgages	334,443	164,827
Other debt	37,766	2,727
Total debt	$1,819,657	$966,409

(1)	As of December 31, 2014 and 2013, we had a new vehicle floor plan commitment of $1.25 billion and $700 million, respectively, as part of our credit facility.
(2)

At December 31, 2014 and 2013, we had an additional $4.9 and $4.8 million of floor plan notes payable outstanding, respectively, on our new vehicle floor plan commitment recorded as liability related to assets held for sale. Additionally, at December 31, 2013, we had $1.5 million of floor plan notes payable on vehicles designated as service loaners recorded as liabilities related to assets held for sale.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction “PR” accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of December 31, 2014, we did not have any amounts deposited in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 1.4% at December 31, 2014. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.7% and 2.2%, respectively, at December 31, 2014.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2014
Current ratio	Not less than 1.20 to 1	1.16 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	3.30 to 1
Leverage ratio	Not more than 5.00 to 1	2.21 to 1
Funded debt restriction (millions)	Not to exceed $600	$374.0

As of December 31, 2014, we were not in compliance with the current ratio covenant as required under our credit facility. In February 2015, we requested and received a waiver from our lender group for the covenant as of December 31, 2014, and amended the agreement to reduce the covenant to 1.10 to 1 for the first quarter of 2015 and beyond. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

If we do not meet the financial and restrictive covenants and are unable to remediate or cure the condition or obtain a waiver from our lenders, a breach would give rise to remedies under the agreement, the most severe of which is the termination of the agreement and acceleration of the amounts owed. A breach would also trigger cross-defaults under other debt agreements.

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. At December 31, 2014, $41.0 million was outstanding on these agreements at interest rates rangng from 2.4% to 3.0%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.7% to 5.0% at December 31, 2014. The mortgages are payable in various installments through October 2034. As of December 31, 2014, we had fixed interest rates on 66% of our outstanding mortgage debt.

Our other debt includes capital leases, sellers’ notes and our equity contribution obligations associated with the new markets tax credit equity investment. The interest rates associated with our other debt ranged from 2.0% to 9.4% at December 31, 2014. This debt, which totaled $37.8 million at December 31, 2014, is due in various installments through May 2019.

Future Principal Payments

The schedule of future principal payments on long-term debt as of December 31, 2014 was as follows (in thousands):

Year Ending December 31,
2015	$31,912
2016	70,620
2017	11,691
2018	30,083
2019	308,636
Thereafter	188,036
Total principal payments	$640,978

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

The minimum lease payments under our operating and capital leases after December 31, 2014 are as follows (in thousands):

Year Ending December 31,
2015	$24,623
2016	23,486
2017	21,310
2018	19,108
2019	19,231
Thereafter	91,145
Total minimum lease payments	198,903
Less: sublease rentals	(10,715)
$188,188

Rent expense, net of sublease income, for all operating leases was $17.2 million, $14.0 million and $15.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts are included as a component of selling, general and administrative expenses in our Consolidated Statements of Operations.

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

Capital Expenditures

Capital expenditures were $86.0 million, $50.0 million and $64.6 million for 2014, 2013 and 2012, respectively. Capital expenditures in 2014 were associated with image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

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

Charge-Backs for Various Contracts

We have recorded a liability of $26.8 million as of December 31, 2014 for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. We estimate that the charge-backs will be paid out as follows (in thousands):

Year Ending December 31,
2015	$15,232
2016	7,576
2017	2,907
2018	828
2019	197
Thereafter	22
Total	$26,762

Lifetime Lube, Oil and Filter Contracts

We retain the obligation for lifetime lube, oil and filter service contracts sold to our customers and assumed the liability of certain existing lifetime lube, oil and filter contracts. These amounts are recorded as deferred revenues. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2014, we had a deferred revenue balance of $63.4 million associated with these contracts and estimate the deferred revenue will be recognized as follows (in thousands):

Year Ending December 31,
2015	$13,065
2016	10,191
2017	8,119
2018	6,730
2019	5,610
Thereafter	19,637
Total	$63,352

The current portion of this deferred revenue balance is recorded as a component of accrued liabilities in our Consolidated Balance Sheets.

We periodically evaluate the estimated future costs of these assumed contracts and record a charge if future expected claim and cancellation costs exceed the deferred revenue to be recognized. As of December 31, 2014, we had a reserve balance of $3.4 million recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets. The charges associated with this reserve were recognized in 2011 and earlier.

Self-insurance Programs

We self-insure a portion of our property and casualty insurance, vehicle open lot coverage, medical insurance and workers’ compensation insurance. Third-parties are engaged to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. As of December 31, 2014 and 2013, we had liabilities associated with these programs of $23.2 million and $12.0 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Litigation

We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

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

Repurchases of Class A Common Stock

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock and, on July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. Through December 31, 2014, we had purchased 1,499,776 shares under this program at an average price of $31.19 per share. As of December 31, 2014, 1,500,224 shares remained available for purchase pursuant to this program. These plans do not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

The following is a summary of our repurchases in the years ended December 31, 2014, 2013 and 2012.

Year Ended December 31,	2014	2013	2012
Shares repurchased (1)	226,729	127,900	848,092
Total purchase price (in thousands)	$15,990	$5,213	$20,698
Average purchase price per share	$70.52	$40.76	$24.41

(1)

Includes only shares repurchased under repurchase plans. An additional 106,772, 59,721 and 80,687 shares were repurchased in association with tax withholdings on the exercise of stock options in 2014, 2013 and 2012, respectively.

Dividends

For the period January 1, 2012 through December 31, 2014, we declared and paid dividends on our Class A and Class B Common Stock as follows:

Quarter declared	Dividend amount per Class A and Class B share	Total amount of dividend (in thousands)
2012
First quarter	$0.07	$1,815
Second quarter	0.10	2,583
Third quarter	0.10	2,545
Fourth quarter(1)	0.20	5,123
2013
First quarter	$-	$-
Second quarter	0.13	3,356
Third quarter	0.13	3,363
Fourth quarter	0.13	3,366
2014
First quarter	$0.13	$3,378
Second quarter	0.16	4,179
Third quarter	0.16	4,174
Fourth quarter	0.16	4,198

(1)

In November 2012, we paid dividends of $2.5 million that had been declared in October 2012. An additional dividend payment of $2.6 million was declared and paid in December 2012 in lieu of the dividend typically declared and paid in March of the following year.

Reclassification From Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss was as follows (in thousands):

Year Ended December 31,	2014	2013	2012	Affected Line Item in the Consolidated Statement of Operations
Loss on cash flow hedges	$(488)	$(740)	$(1,413)	Floor plan interest expense
Income tax benefits	187	283	541	Income tax provision
Loss on cash flow hedges, net	$(301)	$(457)	$(872)

See Note 11 for more details regarding our derivative contracts.

(9)           401(k) Profit Sharing, Deferred Compensation and Long-Term Incentive Plans

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $3.2 million, $2.1 million and $1.9 million were recognized for the years ended December 31, 2014, 2013 and 2012, respectively. Employees may contribute to the plan if they meet certain eligibility requirements.

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

The following is a summary related to our LTIP:

Year Ended December 31,	2014	2013	2012
Compensation expense (in millions)	1.9	1.4	1.2
Total discretionary contribution (in millions)	2.4	2.1	1.9
Guaranteed annual return	5.25%	5.25%	5.90%

As of December 31, 2014, the balance due to participants was $14.2 million and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

(10)         Stock-Based Compensation

2009 Employee Stock Purchase Plan

The 2009 Employee Stock Purchase Plan (the “2009 ESPP”) allows for the issuance of 1,500,000 shares of our Class A common stock. The 2009 ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board of Directors.

Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock, up to $25,000 of fair market value of our Class A common stock annually. The purchase price is equal to 85% of the fair market value at the end of the purchase period. During 2014, a total of 64,817 shares were purchased under the 2009 ESPP at a weighted average price of $67.56 per share, which represented a weighted average discount from the fair market value of $11.92 per share. As of December 31, 2014, 539,471 shares remained available for purchase under the 2009 ESPP.

Compensation expense related to our 2009 ESPP is calculated based on the 15% discount from the per share market price on the date of grant.

2013 Stock Incentive Plan

Our 2013 Stock Incentive Plan, as amended, (the “2013 Plan”) allows for stock appreciation rights, qualified stock options and for the granting of up to a total of 3.8 million nonqualified stock options and shares of restricted stock to our officers, key employees, directors and consultants. Our plan is administered by the Compensation Committee of the Board of Directors and permits accelerated vesting of outstanding awards upon the occurrence of certain changes in control. As of December 31, 2014, 1,604,410 shares of Class A common stock were available for future grants. As of December 31, 2014, there were no stock appreciation rights, qualified stock options or shares of restricted stock outstanding.

Restricted Stock Units (“RSUs”)

RSU grants vest over a period up to four years from the date of grant. RSU activity under our stock incentive plans was as follows:

	Non-vested stock units	Weighted average grant date fair value
Balance, December 31, 2013	677,358	$25.10
Granted	84,955	68.99
Vested	(288,042)	45.20
Forfeited	(9,513)	35.01
Balance, December 31, 2014	464,758	$36.33

We granted 51,343 time-vesting RSUs to members of our Board of Directors and employees in 2014. Each grant entitles the holder to receive shares of our Class A common stock upon vesting. A quarter of the RSUs vest on each of the four anniversaries of the grant date for employees and vests quarterly for our Board of Directors, over their service period.

Certain key employees were granted 33,612 performance and time-vesting RSUs in 2014. The maximum target level was attained and 100% of the shares were earned and will vest over the service period.

Stock Options

Stock options become exercisable over a period of up to five years from the date of grant with expiration dates up to ten years from the date of grant and at exercise prices of not less than market value, as determined by the Board of Directors. Beginning in 2004, the expiration date of options granted was reduced to six years.

Option activity under our stock incentive plans was as follows:

	Shares subject to options	Weighted average exercise price	Aggregate intrinsic value (millions)	Weighted average remaining contractual term (years)
Balance, December 31, 2013	58,884	$6.53	$3.7	0.7
Granted	-
Forfeited	-
Expired	-
Exercised	(52,050)	6.50
Balance, December 31, 2014	6,834	$6.79	$0.5	0.8
Exercisable, December 31, 2014	6,834	$6.79	$0.5	0.8

Stock-Based Compensation

As of December 31, 2014, unrecognized stock-based compensation related to outstanding, but unvested stock options and RSUs was $7.9 million, which will be recognized over the remaining weighted average vesting period of 1.5 years.

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2014	2013	2012
Per share intrinsic value of non-vested stock granted	$68.99	$43.13	$23.82
Weighted average per share discount for compensation expense recognized under the 2009 ESPP	11.92	8.81	4.29
Total intrinsic value of stock options exercised (millions)	3.1	8.7	7.2
Fair value of non-vested stock that vested during the period (millions)	18.9	8.4	3.5
Stock-based compensation recognized in results of operations, as a component of selling, general and administrative expense - excludes compensation expense related to an option granted to one of our executives. (millions)	7.4	6.6	3.1
Tax benefit recognized in Consolidated Statements of Operations (millions)	2.6	2.3	1.0
Cash received from options exercised and shares purchased under all share-based arrangements (millions)	4.9	5.2	8.8
Tax deduction realized related to stock options exercised (millions)	8.4	6.5	4.1

(11)         Derivative Financial Instruments

From time to time, we enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

As of December 31, 2014, we had a $25 million interest rate swap outstanding with U.S. Bank Dealer Commercial Services. This interest rate swap matures on June 15, 2016 and has a fixed rate of 5.587% per annum. The variable rate on the interest rate swap is the one-month LIBOR rate. At December 31, 2014, the one-month LIBOR rate was 0.17% per annum, as reported in the Wall Street Journal.

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

The estimated amount that we expect to reclassify from accumulated other comprehensive loss to net income within the next twelve months is $1.1 million at December 31, 2014.

At December 31, 2014 and 2013, the fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2014

Interest Rate Swap Contract	Accrued liabilities	$1,194
	Other long-term liabilities	556
		$1,750

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2013

Interest Rate Swap Contract	Accrued liabilities	$1,215
	Other long-term liabilities	1,685
		$2,900

The effect of derivative instruments in our Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012 was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of gain recognized in Accumulated OCI (effective portion)	Location of loss reclassified from Accumulated OCI into Income (effective portion)	Amount of loss reclassified from Accumulated OCI into Income (effective portion)	Location of loss recognized in Income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of loss recognized in Income on derivative (ineffective portion and amount excluded from effectiveness testing)

For the Year Ended December 31, 2014		Floor plan		Floor plan
Interest rate swap contract	$505	Interest expense	$(488)	Interest expense	$(732)

For the Year Ended December 31, 2013		Floor plan		Floor plan
Interest rate swap contracts	$1,005	Interest expense	$(740)	Interest expense	$(1,235)

For the Year Ended December 31, 2012		Floor plan		Floor plan
Interest rate swap contracts	$1,655	Interest expense	$(1,413)	Interest expense	$(2,900)

(12)         Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

●	Level 1 – quoted prices in active markets for identical securities;
●	Level 2 – other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment spreads, credit risk; and
●	Level 3 – significant unobservable inputs, including our own assumptions in determining fair value.

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

We estimate the value of our equity-method investment that is recorded at fair value on a non-recurring basis based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets. As these valuations contain unobservable inputs, we classified the measurement of fair value of our equity-method investment as Level 3.

There were no changes to our valuation techniques during the year ended December 31, 2014.

Assets and Liabilities Measured at Fair Value

Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$-	$(1,750)	$-

Measured on a non-recurring basis:
Equity-method investment	$-	$-	$33,282

Fair Value at December 31, 2013	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$-	$(2,900)	$-

We did not have any assets measured at fair value on a recurring or non-recurring basis at December 31, 2013.

Based on operating losses recognized by the equity-method investment, we determined that an impairment of our investment had occurred. Accordingly, we performed a fair value calculation for this investment and determined that a $1.9 million impairment was required to be recorded as asset impairments in our Consolidated Statements of Operations. See Note 18.

See Note 11 for more details regarding our derivative contracts.

Fair Value Disclosures for Financial Assets and Liabilities

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of December 31, 2014, this debt had maturity dates between November 2016 and October 2034. A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

December 31,	2014	2013
Carrying value	$257,780	$132,616
Fair value	270,781	126,786

We believe the carrying value of our variable rate debt approximates fair value.

(13)         Income Taxes

Income Tax Provision

Income tax provision from continuing operations was as follows (in thousands):

Year Ended December 31,	2014	2013	2012
Current:
Federal	$56,342	$46,727	$31,438
State	7,944	5,539	3,626
	64,286	52,266	35,064
Deferred:
Federal	10,433	9,010	10,888
State	236	(702)	3,110
	10,669	8,308	13,998
Total	$74,955	$60,574	$49,062

At December 31, 2014 and 2013, we had income taxes receivable of $5.6 million and $3.4 million, respectively, included as a component of other current assets in the Consolidated Balance Sheets.

The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax provision from continuing operations for 2014, 2013 and 2012 is shown in the following tabulation (in thousands):

Year Ended December 31,	2014	2013	2012
Federal tax provision at statutory rate	$73,673	$58,026	$44,723
State taxes, net of federal income tax benefit	6,526	3,141	4,772
Non-deductible expenses	3,188	1,010	618
Permanent differences related to the employee stock purchase program	68	55	52
Net change in valuation allowance	(4,121)	(554)	(1,200)
General business credits	(4,002)	(440)	-
Other	(377)	(664)	97
Income tax provision	$74,955	$60,574	$49,062

Deferred Taxes

Individually significant components of the deferred tax assets and (liabilities) are presented below (in thousands):

December 31,	2014	2013
Deferred tax assets:
Deferred revenue and cancellation reserves	$31,539	$22,356
Allowances and accruals, including state tax carryforward amounts	28,553	17,561
Interest on derivatives	678	1,113
Credits and other	-	1,937
Goodwill	2,668	10,331
Capital loss carryforward	10,711	10,893
Valuation allowance	(8,663)	(11,087)
Total deferred tax assets	65,486	53,104

Deferred tax liabilities:
Inventories	(19,356)	(6,722)
Goodwill	(21,320)	-
Property and equipment, principally due to differences in depreciation	(67,271)	(32,563)
Prepaid expenses and other	(2,936)	(2,015)
Total deferred tax liabilities	(110,883)	(41,300)

Total	$(45,397)	$11,804

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

As of December 31, 2014, we had an $8.7 million valuation allowance recorded associated with our deferred tax assets. The majority of this allowance is associated with capital losses from the sale of corporate entities in prior years. The valuation allowance decreased $2.4 million in the current year. Of this decrease, $4.1 million was primarily a result of our equity investment in a partnership with U.S. Bancorp Community Development Corporation. See also Note 18. This decrease was offset by certain state net operating losses (“NOL”) acquired as part of the acquisition of DCH for which we determined it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we recorded a valuation allowance of $1.7 million on the deferred tax assets relating to these state NOL carryforwards.

As of the end of 2014, we evaluated the availability of projected capital gains and determined that it continues to be unlikely the remaining capital loss carryforward would be fully utilized. We will continue to evaluate if it is more likely than not that we will realize the benefits of these deductible differences. However, additional valuation allowance amounts could be recorded in the future if estimates of taxable income during the carryforward period are reduced.

At December 31, 2014, we had a number of state tax carryforward amounts totaling approximately $2.0 million, tax affected, with expiration dates through 2034. We believe that it is more likely than not that the benefit from certain state NOL carryforwards will not be realized. In recognition of this risk, we have provided a valuation allowance of $1.6 million on the deferred tax assets relating to these state NOL carryforwards.

Unrecognized Tax Benefits

The following is a reconciliation of our unrecognized tax benefits (in thousands):

Balance, December 31, 2013	$-
Acquired with acquisition	1,495
Balance, December 31, 2014	$1,495

The unrecognized tax benefit recorded was acquired as part of the acquisition of DCH. We have recorded a tax indemnification asset related to the unrecognized tax benfit as we determined the amount would be recoverable from the seller. We do not expect a material change in the balance of unrecognized tax benefits in the next twelve months. Unrecognized tax benefit is included as a component of other long-term liabilities in our Consolidated Balance Sheets. We did not have any activity during 2013 or 2012 related to unrecognized tax benefits.

Open tax years at December 31, 2014 included the following:

Federal	2011-2014
14 states	2009-2014

(14)         Acquisitions

In 2014, we completed the following acquisitions, which contributed revenues of $724.4 million and earnings of $9.3 million for the year ended December 31, 2014:

●	On January 31, 2014, we acquired Island Honda in Kahului, Hawaii.
●	On February 3, 2014, we acquired Stockton Volkswagen in Stockton, California.
●	On March 5, 2014, we acquired Honolulu Buick GMC Cadillac and Honolulu Volkswagen in Honolulu, Hawaii.
●	On April 1, 2014, we acquired Corpus Christi Ford in Corpus Christi, Texas.
●	On June 11, 2014, we acquired Beaverton GMC Buick and Portland Cadillac in Portland, Oregon.
●	On July 28, 2014, we acquired Bellingham GMC Buick in Bellingham, Washington.
●	On October 1, 2014, we completed the purchase of all of the issued and outstanding shares of the capital stock of DCH, which includes 27 stores located in New York, New Jersey and California.
●	On October 6, 2014, we acquired Harris Nissan in Clovis, California.

We completed the following acquisitions in 2013:

●	On June 10, 2013, we acquired OB Salem Auto Group, Inc. in Salem, Oregon, including BMW, Honda and Volkswagen franchises.
●	On October 7, 2013, we acquired Stockton Nissan Kia in Stockton, California.
●	On October 24, 2013, we acquired Fresno Lincoln Volvo in Fresno, California.
●	On November 1, 2013, we acquired Howard’s Body Shop in Klamath Falls, Oregon.
●	On November 4, 2013, we acquired Geweke Motors, Inc. a Toyota Scion store in Lodi, California.
●	On December 2, 2013, we acquired Diablo Subaru in Walnut Creek, California.

We completed the following acquisitions in 2012:

●	On April 30, 2012, we acquired Bellingham Chevrolet and Cadillac in Bellingham, Washington.
●	On June 12, 2012, we acquired Fairbanks GMC Buick in Fairbanks, Alaska.
●	On August 27, 2012, we acquired Killeen Chevrolet in Killeen, Texas.
●	On October 23, 2012, we acquired Bitterroot Toyota in Missoula, Montana.

All acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

The following table summarizes the consideration paid in cash and equity securities for our acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration paid for year ended December 31,	DCH	All other acquisitions	Total 2014	2013
Cash paid, net of cash acquired	$569,995	$89,639	$659,634	$81,105
Equity securities issued	19,736	-	19,736	-
	$589,731	$89,639	$679,370	$81,105

Assets acquired and liabilities assumed for year ended December 31,	DCH	All other acquisitions	Total 2014	2013
Trade receivables, net	$63,888	$-	$63,888	$-
Inventories	265,378	48,662	314,040	30,624
Franchise value	72,856	7,377	80,233	8,770
Property, plant and equipment	256,122	17,395	273,517	24,741
Other assets	20,313	531	20,844	264
Floor plan notes payable	(24,686)	-	(24,686)	-
Debt and capital lease obligations	(52,532)	(3,161)	(55,693)	(37)
Deferred taxes, net	(49,651)	-	(49,651)	-
Other liabilities	(92,863)	(123)	(92,986)	(721)
	458,825	70,681	529,506	63,641
Goodwill	130,906	18,958	149,864	17,464
	$589,731	$89,639	$679,370	$81,105

We account for franchise value as an indefinite-lived intangible asset. We expect $70.2 million of the goodwill recognized to be deductible for tax purposes. In 2014, we recorded $1.9 million in acquisition expenses as a component of selling, general and administrative exenses in the Consolidated Statements of Operations. We did not have any material acquisition-related expenses in 2013 or 2012.

The following unaudited pro forma summary presents consolidated information as if the 2014, and 2013 acquisitions had occurred on January 1 of the prior year (in thousands, except for per share amounts):

Year Ended December 31,	2014	2013
Revenue	$7,153,497	$6,488,280
Income from continuing operations, net of tax	148,119	125,958
Basic income per share from continuing operations, net of tax	5.67	4.88
Diluted income per share from continuing operations, net of tax	5.61	4.81

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

(15)         Discontinued Operations and Assets Held for Sale

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amends the accounting guidance related to discontinued operations. This amendment defines discontinued operations as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. We early adopted this guidance in the third quarter of 2014 and, as a result, determined that individual stores which met the criteria for held for sale after our adoption date would no longer qualify for classification as discontinued operations. We had previously reclassified a store’s operations to discontinued operations in our Consolidated Statements of Operations, on a comparable basis for all periods presented, provided we did not expect to have any significant continuing involvement in the store’s operations after its disposal.

On May 1, 2014, we completed the sale of one store which had been classified as held for sale since October 2012. This store’s operations have been reclassified to discontinued operations in our Consolidated Statement of Operations, on a comparable basis for all periods presented.

In September 2014, we determined two operating stores met the criteria to be classified as held for sale. One of the stores was under contract to sell and the other was being actively marketed for sale by us and third party brokers. These long-lived assets are a component of our Import segment.

As of December 31, 2014, we have two stores classified as held for sale. Assets held for sale included the following (in thousands):

December 31,	2014	2013
Inventories	$6,284	$8,260
Property, plant and equipment	1,739	1,194
Intangible assets	540	2,072
	$8,563	$11,526

Liabilities related to assets held for sale included the following (in thousands):

December 31,	2014	2013
Floor plan notes payable	$4,892	$6,271

Actual floor plan interest expense for the store classified as discontinued operations is directly related to the store’s new vehicles. Interest expense related to our used vehicle inventory financing and revolving line of credit is allocated based on the working capital level of the store. Interest expense included as a component of discontinued operations was as follows (in thousands):

Year Ended December 31,	2014	2013	2012
Floor plan interest	$32	$117	$217
Other interest	8	21	69
Total interest	$40	$138	$286

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2014	2013	2012
Revenue	$12,569	$38,978	$82,150
Pre-tax gain (loss) from discontinued operations	$(467)	$1,310	$2,186
Net gain (loss) on disposal activities	5,744	-	(621)
	5,277	1,310	1,565
Income tax expense	(2,097)	(524)	(598)
Income from discontinued operations, net of income tax expense	$3,180	$786	$967
Goodwill and other intangible assets disposed of	$211	$-	$169

The net gain on disposal activities in 2014 included a $6.8 million gain related to the disposal of goodwill and other intangible assets.

(16)         Related Party Transactions

Sale of Nissan, Volkswagen and BMW Stores

On March 27, 2012, we completed the sale of an 80% interest in our Nissan, Volkswagen and BMW stores in Medford, Oregon to Dick Heimann, a director and our Vice Chairman. We received proceeds of $9.6 million, of which $2.9 million was received in cash and $6.7 million was received through the payoff of floor plan financing. The sale of the 80% interest in the stores resulted in a gain of $0.7 million and was recorded as a component of selling, general and administrative expense in our Consolidated Statements of Operations.

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

We retained a 20% interest in the stores as of the transaction date. We determined that we are not the primary beneficiary of the stores and the risk and rewards associated with our investment are based on ownership percentages. We determined we maintained significant influence over the operations. As a result, our 20% interest is accounted for under the equity method. We recorded the equity investment at fair value of $0.8 million as of the transaction date, which resulted in a gain of $0.2 million. The gain was recorded as a component of other income, net in our Consolidated Statements of Operations. We determined the fair value of our equity investment based on independent third party broker opinions and financial projections using a fair value income approach.

As of December 31, 2014, the carrying value of our equity investment was $1.2 million and was recorded as a component of other non-current assets in our Consolidated Balance Sheets.

Sale of Land

In the fourth quarter of 2013, we completed the sale of land in Medford, Oregon to Dick Heimann for $4.2 million. Mr. Heimann intends to relocate the stores he purchased in 2012 to this location. We determined the fair value of the land based on a third party appraisal for the property. The sale resulted in a gain of $2.5 million, recorded as a component of selling, general and administrative expenses in our Consolidated Statements of Operations.

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

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS for the years ended December 31, 2014, 2013 and 2012 (in thousands, except per share amounts):

Year Ended December 31,	2014		2013		2012
Basic EPS	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$122,246	$13,294	$94,532	$10,682	$69,069	$10,326
Distributed income applicable to common stockholders	(14,367)	(1,562)	(9,061)	(1,024)	(10,497)	(1,569)
Basic undistributed income from continuing operations applicable to common stockholders	$107,879	$11,732	$85,471	$9,658	$58,572	$8,757
Denominator:
Weighted average number of shares out-standing used to calculate basic income per share	23,559	2,562	23,185	2,620	22,354	3,342
Basic income from continuing operations per share applicable to common stockholders	$5.19	$5.19	$4.08	$4.08	$3.09	$3.09
Basic distributed income per share applicable to common stockholders	(0.61)	(061)	(0.39)	(0.39)	(0.47)	(0.47)
Basic undistributed income from continuing operations per share applicable to common stockholders	$4.58	$4.58	$3.69	$3.69	$2.62	$2.62

Year Ended December 31,	2014		2013		2012
Diluted EPS	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$14,367	$1,562	$9,061	$1,024	$10,497	$1,569
Reallocation of distributed income as a result of conversion of dilutive stock options	15	(15)	15	(15)	28	(28)
Reallocation of distributed income due to conversion of Class B to Class A	1,547	-	1,009	-	1,541	-
Diluted distributed income applicable to common stockholders	$15,929	$1,547	$10,085	$1,009	$12,066	$1,541
Undistributed income from continuing operations applicable to common stockholders	$107,879	$11,732	$85,471	$9,658	$58,572	$8,757
Reallocation of undistributed income as a result of conversion of dilutive stock options	116	(116)	142	(142)	159	(159)
Reallocation of undistributed income due to conversion of Class B to Class A	11,616	-	9,516	-	8,598	-
Diluted undistributed income from continuing operations applicable to common stockholders	$119,611	$11,616	$95,129	$9,516	$67,329	$8,598

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,559	2,562	23,185	2,620	22,354	3,342
Weighted average number of shares from stock options	261	-	386	-	474	-
Conversion of Class B to Class A	2,562	-	2,620	-	3,342	-
Weighted average number of shares outstanding used to calculate diluted income per share	26,382	2,562	26,191	2,620	26,170	3,342

Year Ended December 31,	2014		2013		2012
Diluted EPS	Class A	Class B	Class A	Class B	Class A	Class B
Diluted income from continuing operations per share available to common stockholders	$5.14	$5.14	$4.02	$4.02	$3.03	$3.03
Diluted distributed income from continuing operations per share applicable to common stockholders	(0.61)	(0.61)	(0.39)	(0.39)	(0.47)	(0.47)
Diluted undistributed income from continuing operations per share applicable to common stockholders	$4.53	$4.53	$3.63	$3.63	$2.56	$2.56
Antidilutive Securities:
Shares issuable pursuant to stock options not included since they were antidilutive	13	-	16	-	45	-

(18)         Equity-Method Investment

In October 2014, we acquired a 99.9% membership interest related to a partnership with U.S. Bancorp Community Development Corporation. This investment generates new markets tax credits under the New Markets Tax Credit Program (“NMTC Program”). The NMTC Program was established by Congress in 2000 to spur new or increased investments into operating businesses and real estate projects located in low-income communities. While U.S. Bancorp Community Development Corporation exercises management control over the partnership, due to the economic interest we hold in the entity, we determined the appropriate accounting for our ownership portion of the partnership was under the equity method. The transaction obligates us to make $37.1 million of equity contributions to the entity over a two-year period ending October 2016, $4.1 million of which had been contributed as of December 31, 2014.

As of December 31, 2014, the carrying value of this equity-method investment was $33.3 million and was recorded as a component of other non-current assets in our Consolidated Balance Sheets. The present value of our obligation associated with future equity contributions of $32.2 million was recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

The following amounts related to this equity-method investment were recorded in our Consolidated Statements of Operations (in thousands):

Year Ended December 31,	2014
Asset impairments to write investment down to fair value	$1,853
Our portion of the partnership’s operating losses	1,160
Non-cash interest expense related to the amortization of the discounted fair value of future equity contributions	152
Tax benefits and credits generated	6,506

(19)         Segments

Certain financial information on a segment basis is as follows (in thousands):

Year Ended December 31,	2014	2013	2012
Revenues:
Domestic	$2,569,904	$2,147,417	$1,832,040
Import	1,889,166	1,223,861	976,706
Luxury	926,804	629,521	498,429
	5,385,874	4,000,799	3,307,175
Corporate and other	4,452	4,950	9,312
	$5,390,326	$4,005,749	$3,316,487

Segment income*:
Domestic	$96,358	$84,352	$69,234
Import	49,940	40,390	30,776
Luxury	24,540	16,128	11,273
	170,838	140,870	111,283
Corporate and other	39,657	24,918	17,174
Income from continuing operations before income taxes	$210,495	$165,788	$128,457

*Segment income is defined as operating income less floor plan interest expense.

Floor plan interest expense:
Domestic	$17,895	$15,254	$12,334
Import	9,396	6,444	3,521
Luxury	5,098	3,931	2,483
	32,389	25,629	18,338
Corporate and other	(18,528)	(13,256)	(5,522)
	$13,861	$12,373	$12,816

December 31,	2014	2013
Total assets:
Domestic	$831,574	$648,426
Import	696,162	308,591
Luxury	405,222	218,557
Corporate and other	947,974	549,547
	$2,880,932	$1,725,121

(20)         Recent Accounting Pronouncements

In May 2014, the FASB issued accounting standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which amends the accounting guidance related to revenues. This amendment will replace most of the existing revenue recognition guidance when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2016. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this amendment will have on our consolidated financial statements and related disclosures and believe the financial impact will not differ significantly from our current revenue recognition practices. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718).” ASU 2014-12 addresses accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. ASU 2014-12 indicates that, in such situations, the performance target should be treated as a performance condition and, accordingly, the performance target should not be reflected in estimating the grant-date fair value of the award. Instead, compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved. ASU 2014-12 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for annual periods and interim periods beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

(21)         Subsequent Event

Common Stock Dividend

On February 23, 2015, our Board of Directors approved a dividend of $0.16 per share on our Class A and Class B common stock related to our fourth quarter 2014 financial results. The dividend will total approximately $4.2 million and will be paid on March 27, 2015 to shareholders of record on March 13, 2014.