Form 10-Q
period 2015-03-31
LITHIA MOTORS INC
filed 2015-05-01
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	23,778,453
Class B common stock without par value	2,562,231
(Class)	(Outstanding at May 1, 2015)

LITHIA MOTORS, INC.

FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$21,023	$29,898
Accounts receivable, net of allowance for doubtful accounts of $1,977 and $2,191	290,638	295,379
Inventories, net	1,286,614	1,249,659
Other current assets	32,498	32,010
Assets held for sale	4,026	8,563
Total Current Assets	1,634,799	1,615,509

Property and equipment, net of accumulated depreciation of $123,816 and $117,679	828,707	816,745
Goodwill	199,286	199,375
Franchise value	150,856	150,892
Other non-current assets	110,737	98,411
Total Assets	$2,924,385	$2,880,932

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$42,139	$41,047
Floor plan notes payable: non-trade	1,113,428	1,137,632
Current maturities of long-term debt	40,543	31,912
Trade payables	76,517	70,853
Accrued liabilities	154,786	153,661
Deferred income taxes	3,140	2,603
Liabilities related to assets held for sale	2,688	4,892
Total Current Liabilities	1,433,241	1,442,600

Long-term debt, less current maturities	621,890	609,066
Deferred revenue	56,849	54,403
Deferred income taxes	41,474	42,795
Other long-term liabilities	63,094	58,963
Total Liabilities	2,216,548	2,207,827

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,782 and 23,671	272,625	276,058
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 2,562 and 2,562	319	319
Additional paid-in capital	31,364	29,775
Accumulated other comprehensive loss	(787)	(926)
Retained earnings	404,316	367,879
Total Stockholders' Equity	707,837	673,105
Total Liabilities and Stockholders' Equity	$2,924,385	$2,880,932

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues:
New vehicle	$1,007,816	$579,522
Used vehicle retail	462,931	301,893
Used vehicle wholesale	62,208	42,693
Finance and insurance	64,604	39,631
Service, body and parts	173,475	104,617
Fleet and other	18,144	9,750
Total revenues	1,789,178	1,078,106
Cost of sales:
New vehicle	946,042	540,498
Used vehicle retail	403,489	261,097
Used vehicle wholesale	60,047	41,362
Service, body and parts	89,036	53,785
Fleet and other	17,189	9,303
Total cost of sales	1,515,803	906,045
Gross profit	273,375	172,061
Asset impairments	4,130	-
Selling, general and administrative	191,618	121,829
Depreciation and amortization	9,726	5,507
Operating income	67,901	44,725
Floor plan interest expense	(4,649)	(2,984)
Other interest expense	(4,828)	(1,974)
Other (expense) income, net	(368)	937
Income from continuing operations before income taxes	58,056	40,704
Income tax provision	(17,403)	(16,010)
Income from continuing operations, net of income tax	40,653	24,694
Income from discontinued operations, net of income tax	-	40
Net income	$40,653	$24,734

Basic income per share from continuing operations	$1.55	$0.95
Basic income per share from discontinued operations	-	-
Basic net income per share	$1.55	$0.95

Shares used in basic per share calculations	26,283	25,973

Diluted income per share from continuing operations	$1.53	$0.94
Diluted income per share from discontinued operations	-	-
Diluted net income per share	$1.53	$0.94

Shares used in diluted per share calculations	26,519	26,320

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Net income	$40,653	$24,734
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $86 and $93, respectively	139	149
Comprehensive income	$40,792	$24,883

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$40,653	$24,734
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairments	4,130	-
Depreciation and amortization	9,726	5,507
Stock-based compensation	2,727	1,538
Loss on disposal of other assets	8	20
Gain on disposal of franchise	(3,349)	-
Deferred income taxes	3,863	1,866
Excess tax benefit from share-based payment arrangements	(4,733)	(5,846)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	7,569	(12,259)
Inventories	(39,460)	(56,748)
Other assets	(2,078)	(2,290)
Increase (net of acquisitions and dispositions):
Floor plan notes payable	1,092	1,675
Trade payables	6,799	1,774
Accrued liabilities	4,444	12,521
Other long-term liabilities and deferred revenue	6,838	5,121
Net cash provided by (used in) operating activities	38,229	(22,387)

Cash flows from investing activities:
Capital expenditures	(24,917)	(12,630)
Proceeds from sales of assets	103	27
Cash paid for other investments	(9,804)	(3,530)
Cash paid for acquisitions, net of cash acquired	-	(31,689)
Proceeds from sales of stores	3,680	-
Net cash used in investing activities	(30,938)	(47,822)

Cash flows from financing activities:
Borrowings (repayments), net on floor plan notes payable: non-trade	(21,984)	51,783
Borrowings on lines of credit	271,023	233,000
Repayments on lines of credit	(293,960)	(209,725)
Principal payments on long-term debt, scheduled	(3,619)	(1,890)
Principal payments on long-term debt and capital leases, other	(9,189)	-
Proceeds from issuance of long-term debt	50,350	-
Proceeds from issuance of common stock	1,039	1,168
Repurchase of common stock	(10,343)	(7,941)
Excess tax benefit from share-based payment arrangements	4,733	5,846
Dividends paid	(4,216)	(3,378)
Net cash (used in) provided by financing activities	(16,166)	68,863

Decrease in cash and cash equivalents	(8,875)	(1,346)

Cash and cash equivalents at beginning of period	29,898	23,686
Cash and cash equivalents at end of period	$21,023	$22,340

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,494	$5,102
Cash paid during the period for income taxes, net	6,542	3,706

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$-	$3,161
Floor plan debt paid in connection with store disposals	2,208	-

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed Consolidated Financial Statements contain unaudited information as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2014 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2014 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2014 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented.

These reclassifications had no impact on previously reported net income.

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Contracts in transit	$164,003	$162,785
Trade receivables	37,472	37,194
Vehicle receivables	31,941	34,876
Manufacturer receivables	51,717	56,008
Auto loan receivables	27,931	25,424
Other receivables	4,501	4,554
	317,565	320,841
Less: Allowances	(2,996)	(3,130)
Less: Long-term portion of accounts receivable, net	(23,931)	(22,332)
Total accounts receivable, net	$290,638	$295,379

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

Interest income on auto loan receivables is recognized based on the contractual terms of each loan and is accrued until repayment, charge-off or repossession. Direct costs associated with loan originations are capitalized and expensed as an offset to interest income when recognized on the loans. All other receivables are recorded at invoice and do not bear interest until they are 60 days past due.

The allowances are estimated based on our historical write-off experience and is reviewed monthly. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance after all appropriate means of collection have been exhausted and the potential for recovery is considered remote. The annual activity for charges and subsequent recoveries is immaterial.

The long-term portion of accounts receivable, net, was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventories, net, consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
New vehicles	$967,485	$958,876
Used vehicles	269,681	240,908
Parts and accessories	49,448	49,875
Total inventories	$1,286,614	$1,249,659

Note 4. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill and franchise value are as follows (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2013(1)	$22,548	$16,797	$10,166	$49,511
Additions through acquisitions	68,463	62,804	18,597	149,864
Balance as of December 31, 2014(1)	91,011	79,601	28,763	199,375
Reduction related to divestiture	-	(89)	-	(89)
Balance as of March 31, 2015(1)	$91,011	$79,512	$28,763	$199,286

(1)	Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.

Franchise Value
Balance as of December 31, 2013	$71,199
Additions through acquisitions	80,233
Transfers to assets held for sale	(540)
Balance as of December 31, 2014	150,892
Reduction related to divestiture	(36)
Balance as of March 31, 2015	$150,856

Note 5. Stockholders’ Equity

Reclassification From Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss was as follows (in thousands):

	Three Months Ended March 31,		Affected Line Item in the Consolidated
	2015	2014	Statements of Operations
Loss on cash flow hedges	$(125)	$(134)	Floor plan interest expense
Income taxes	48	51	Income tax provision
Loss on cash flow hedges, net	$(77)	$(83)

See Note 8 for more details regarding our derivative contracts.

Repurchases of Class A Common Stock

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock and, on July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. Through March 31, 2015, we have repurchased 1,538,221 shares under this program at an average price of $32.68 per share. Of this amount, 38,445 shares were repurchased during the first quarter of 2015 at an average price of $90.87 per share for a total of $3.5 million. As of March 31, 2015, 1,461,779 shares remained available for repurchase pursuant to this program. The authority to repurchase does not have an expiration date.

In addition, during the first quarter of 2015, we repurchased 77,438 shares at an average price of $88.45, for a total of $6.8 million, related to tax withholdings associated with the vesting of restricted stock units. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

Dividends

Dividends paid on our Class A and Class B common stock were as follows:

Three Months Ended March 31,	Dividend amount per share	Total amount of dividend (in thousands)
2014	$0.13	$3,378
2015	0.16	4,216

See Note 14 for a discussion of a dividend related to our first quarter 2015 financial results.

Note 6. Deferred Compensation and Long-Term Incentive Plan

We offer a deferred compensation and long-term incentive plan (the “LTIP”) to provide certain employees the ability to accumulate assets for retirement on a tax-deferred basis. We may make discretionary contributions to the LTIP. Discretionary contributions vest over one to seven years depending on the employee’s age and position. Additionally, a participant may defer a portion of his or her compensation and receive the deferred amount upon certain events, including termination or retirement. The following is a summary related to our LTIP:

	Three Months Ended March 31,
	2015	2014
Compensation expense	$457	$700
Discretionary contribution	$2,096	$2,100
Guaranteed annual return	5.25%	5.25%

As of March 31, 2015 and December 31, 2014, the balance due to participants was $15.0 million and $14.2 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

Note 7. Fair Value Measurements

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

Inputs are collected from Bloomberg on the last market day of the period and used to determine the rate used to discount the future cash flows. The valuation of the interest rate swap also takes into consideration our own, as well as the counterparty’s, risk of non-performance under the contract. See Note 8 for more details regarding our derivative contracts.

We estimate the value of our equity-method investment that is recorded at fair value on a non-recurring basis based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets. Because these valuations contain unobservable inputs, we classified the measurement of fair value of our equity-method investment as Level 3.

There were no changes to our valuation techniques during the three-month period ended March 31, 2015.

Assets and Liabilities Measured at Fair Value

Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at March 31, 2015	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(1,488)	$-

Measured on a non-recurring basis:
Equity-method investment	$-	$-	$39,871

Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(1,750)	$-

Measured on a non-recurring basis:
Equity-method investment	$-	$-	$33,282

Based on operating losses recognized by the equity-method investment, we determined that an impairment of our investment had occurred. Accordingly, we performed a fair value calculation for this investment and determined that a $4.1 million impairment was required to be recorded as asset impairments in our Consolidated Statements of Operations for the three months ended March 31, 2015. See Note 11.

Fair Value Disclosures for Financial Assets and Liabilities

We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of March 31, 2015, this debt had maturity dates between July 2016 and October 2034. A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	March 31, 2015	December 31, 2014
Carrying value	$312,790	$257,780
Fair value	312,097	270,781

Note 8. Derivative Financial Instruments

From time to time, we enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

As of March 31, 2015, we had a $25 million interest rate swap outstanding with U.S. Bank Dealer Commercial Services. This interest rate swap matures on June 15, 2016 and has a fixed rate of 5.587% per annum. The variable rate on the interest rate swap is the one-month LIBOR rate. At March 31, 2015, the one-month LIBOR rate was 0.18% per annum, as reported in the Wall Street Journal.

Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value for the effective portion of these interest rate swaps in comprehensive income rather than net income until the underlying hedged transaction affects net income. If a swap is no longer designated as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income as the forecasted transaction occurs. If the forecasted transaction is probable of not occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income immediately. See Note 7.

The estimated amount that we expect to reclassify from accumulated other comprehensive loss to net income within the next twelve months is $1.1 million at March 31, 2015.

The fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	March 31, 2015

Interest Rate Swap Contract	Accrued liabilities	$1,194
	Other long-term liabilities	294
		$1,488

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2014

Interest Rate Swap Contract	Accrued liabilities	$1,194
	Other long-term liabilities	556
		$1,750

The effect of derivative instruments on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of gain recognized in Accumulated OCI (effective portion)	Location of loss reclassified from Accumulated OCI into Income (effective portion)	Amount of loss reclassified from Accumulated OCI into Income (effective portion)	Location of loss recognized in Income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of loss recognized in Income on derivative (ineffective portion and amount excluded from effectiveness testing)

Three Months Ended March 31, 2015
Interest Rate Swap Contracts	$100	Floor plan interest expense	$(125)	Floor plan interest expense	$(177)

Three Months Ended March 31, 2014
Interest Rate Swap Contracts	$108	Floor plan interest expense	$(134)	Floor plan interest expense	$(171)

See also Note 7.

Note 9. Assets Held for Sale and Discontinued Operations

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

As of December 31, 2014, we had two Import stores classified as held for sale. During the three months ended March 31, 2015, we completed the sale of one Import store, which was previously classified as held for sale, and recognized a gain of $3.3 million as a component of selling, general and administrative on our Consolidated Statements of Operations.

As of March 31, 2015, we had one Import store classified as held for sale. Assets held for sale included the following (in thousands):

	March 31, 2015	December 31, 2014
Inventories	$3,379	$6,284
Property, plant and equipment	107	1,739
Intangible assets	540	540
	$4,026	$8,563

Liabilities related to assets held for sale included the following (in thousands):

	March 31, 2015	December 31, 2014
Floor plan notes payable	$2,688	$4,892

Discontinued Operations

In the third quarter of 2014, we early-adopted guidance that redefined discontinued operations. As a result, we determined that individual stores which met the criteria for held for sale after our adoption date would no longer qualify for classification as discontinued operations. We had previously reclassified a store’s operations to discontinued operations in our Consolidated Statements of Operations, on a comparable basis for all periods presented, provided we did not expect to have any significant continuing involvement in the store’s operations after its disposal.

Certain financial information related to discontinued operations was as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue	$-	$8,650

Pre-tax income from discontinued operations	$-	$65
Income tax expense	-	(25)
Income from discontinued operations, net of income tax expense	$-	$40

Note 10. Net Income Per Share of Class A and Class B Common Stock

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

Except with respect to voting and transfer rights, the rights of the holders of our Class A and Class B common stock are identical. Under our Restated Articles of Incorporation, the Class A and Class B common stock must share equally in any dividends, liquidation proceeds or other distribution with respect to our common stock and the Articles of Incorporation can only be amended by a vote of the shareholders. Additionally, Oregon law provides that amendments to our Articles of Incorporation that would adversely alter the rights, powers or preferences of a given class of stock, must be approved by the class of stock adversely affected by the proposed amendment. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. Because the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended March 31,	2015		2014
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$36,690	$3,963	$22,258	$2,436
Distributed income applicable to common stockholders	(3,805)	(411)	(3,045)	(333)
Basic undistributed income from continuing operations applicable to common stockholders	$32,885	$3,552	$19,213	$2,103

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,721	2,562	23,411	2,562

Basic income per share from continuing operations applicable to common stockholders	$1.55	$1.55	$0.95	$0.95
Basic distributed income per share from continuing operations applicable to common stockholders	(0.16)	(0.16)	(0.13)	(0.13)
Basic undistributed income per share from continuing operations applicable to common stockholders	$1.39	$1.39	$0.82	$0.82

Three Months Ended March 31,	2015		2014
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$3,805	$411	$3,045	$333
Reallocation of distributed income as a result of conversion of dilutive stock options	4	(4)	4	(4)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	407	-	329	-
Diluted distributed income applicable to common stockholders	$4,216	$407	$3,378	$329
Undistributed income from continuing operations applicable to common stockholders	$32,885	$3,552	$19,213	$2,103
Reallocation of undistributed income as a result of conversion of dilutive stock options	32	(32)	28	(28)
Reallocation of undistributed income due to conversion of Class B to Class A	3,520	-	2,075	-
Diluted undistributed income from continuing operations applicable to common stockholders	$36,437	$3,520	$21,316	$2,075

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	23,721	2,562	23,411	2,562
Weighted average number of shares from stock options	236	-	347	-
Conversion of Class B to Class A common shares outstanding	2,562	-	2,562	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,519	2,562	26,320	2,562

Diluted income per share from continuing operations applicable to common stockholders	$1.53	$1.53	$0.94	$0.94
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.16)	(0.16)	(0.13)	(0.13)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$1.37	$1.37	$0.81	$0.81

Three Months Ended March 31,	2015		2014
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	15	-	16	-

Note 11. Equity-Method Investment

In October 2014, we acquired a 99.9% membership interest in a limited liability company managed by U.S. Bancorp Community Development Corporation. We made an additional equity contribution to the entity in January 2015. This investment generates new markets tax credits under the New Markets Tax Credit Program (“NMTC Program”). The NMTC Program was established by Congress in 2000 to spur new or increased investments into operating businesses and real estate projects located in low-income communities.

While U.S. Bancorp Community Development Corporation exercises management control over the limited liability company, due to the economic interest we hold in the entity, we determined our ownership portion of the entity was appropriately accounted for using the equity method. We are obligated to make $49.8 million of equity contributions to the entity over a two-year period ending October 2016, $9.8 million of which had been contributed as of March 31, 2015.

The following amounts related to this equity-method investment were recorded in our Consolidated Balance Sheets (in thousands):

	March 31, 2015	December 31, 2014
Carrying value, recorded as a component of other non-current assets	$39,871	$33,282
Present value of obligation associated with future equity contributions, recorded as a component of accrued liabilities and other long-term liabilities	39,076	32,177

The following amounts related to this equity-method investment were recorded in our Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2015	2014
Asset impairments to write investment down to fair value	$4,130	$-
Our portion of the partnership’s operating losses	1,732	-
Non-cash interest expense related to the amortization of the discounted fair value of future equity contributions	211	-
Tax benefits and credits generated	7,250	-

Note 12. Segments

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

Certain financial information on a segment basis is as follows (in thousands):

	Three Months Ended March 31,
	2015	2014
Revenues:
Domestic	$691,404	$568,930
Import	758,638	351,061
Luxury	336,922	158,611
	1,786,964	1,078,602
Corporate and other	2,214	(496)
	$1,789,178	$1,078,106

Segment income*:
Domestic	$27,129	$22,421
Import	16,100	9,265
Luxury	5,899	2,185
	49,128	33,871
Corporate and other	8,928	6,833
Income from continuing operations before income taxes	$58,056	$40,704

*Segment income is defined as operating income less floor plan interest expense.

Floor plan interest expense:
Domestic	$4,736	$4,058
Import	3,698	1,808
Luxury	2,062	1,129
	10,496	6,995
Corporate and other	(5,847)	(4,011)
	$4,649	$2,984

	March 31, 2015	December 31, 2014
Total assets:
Domestic	$869,313	$831,574
Import	707,736	696,162
Luxury	399,373	405,222
Corporate and other	947,963	947,974
	$2,924,385	$2,880,932

Note 13. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which amends the accounting guidance related to revenues. This amendment will replace most of the existing revenue recognition guidance when it becomes effective. The new standard is effective for fiscal years beginning after December 15, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this amendment will have on our consolidated financial statements and related disclosures and believe the financial impact will not differ significantly from our current revenue recognition practices. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810).” ASU 2015-02 amends guidance regarding the consolidation of certain legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of ASU 2015-02 to have any effect on our financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30).” ASU 2015-03 amends guidance in order to simplify the presentation of debt issuance costs. ASU 2015-03 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. We do not expect the adoption of ASU 2015-03 to have any effect on our financial position, results of operations or cash flows.

Note 14. Subsequent Events

Common Stock Dividend

On April 20, 2015, our Board of Directors approved a dividend of $0.20 per share on our Class A and Class B common stock related to our first quarter 2015 financial results. The dividend will total approximately $5.3 million and will be paid on May 29, 2015 to shareholders of record on May 15, 2015.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors

Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project”, “outlook,” “target”, “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-Q include, among others, statements we make regarding:

●	Future market conditions, including the availability of consumer credit;
●

Expected operating results, such as improved store performance, our expectation that SG&A as a percentage of gross profit will be in the lower 70% range in 2015 and targeting incremental throughput in a range of 45% to 50%;

●	Anticipated ability to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements;
●	Anticipated availability of liquidity from our unfinanced operating real estate;
●	Anticipated levels of capital expenditures in the future; and
●	Our strategies for customer retention, growth, market position, financial results and risk management.

The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results to materially differ from the results expressed or implied by these statements. Certain important factors that could cause actual results to differ from our expectations are discussed in Part II - Other Information, Item 1A in this Form 10-Q and in the Risk Factors section of our 2014 Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission.

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

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of May 1, 2015, we offered 30 brands of new vehicles and all brands of used vehicles in 130 stores in the United States and online at Lithia.com and DCHauto.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

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

Results of Continuing Operations

For the three months ended March 31, 2015 and 2014, we reported income from continuing operations, net of tax, of $40.7 million, or $1.53 per diluted share, and $24.7 million, or $0.94 per diluted share, respectively.

Discontinued Operations

In the third quarter of 2014, we early-adopted guidance that redefined discontinued operations. As a result, we determined that individual stores that met the criteria for held for sale after our adoption date would no longer qualify for classification as discontinued operations. We had previously reclassified a store’s operations to discontinued operations in our Consolidated Statements of Operations, on a comparable basis for all periods presented, provided we did not expect to have any significant continuing involvement in the store’s operations after its disposal.

We realized income from discontinued operations, net of tax, for the three months ended March 31, 2014 of $40,000. See Note 9 of the Condensed Notes to Consolidated Financial Statements for additional information.

Key Revenue and Gross Profit Metrics

Key performance metrics for revenue and gross profit were as follows (dollars in thousands):

Three months ended March 31, 2015	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,007,816	56.3%	$61,774	6.1%	22.6%
Used vehicle retail	462,931	25.9	59,442	12.8	21.7
Used vehicle wholesale	62,208	3.5	2,161	3.5	0.8
Finance and insurance(1)	64,604	3.6	64,604	100.0	23.6
Service, body and parts	173,475	9.7	84,439	48.7	30.9
Fleet and other	18,144	1.0	955	5.3	0.4
	$1,789,178	100.0%	$273,375	15.3%	100.0%

Three months ended March 31, 2014	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$579,522	53.8%	$39,024	6.7%	22.7%
Used vehicle retail	301,893	28.0	40,796	13.5	23.7
Used vehicle wholesale	42,693	4.0	1,331	3.1	0.8
Finance and insurance(1)	39,631	3.7	39,631	100.0	23.0
Service, body and parts	104,617	9.7	50,832	48.6	29.5
Fleet and other	9,750	0.8	447	4.6	0.3
	$1,078,106	100.0%	$172,061	16.0%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

In 2014, we completed the acquisition of 36 stores. As a result, we experienced significant growth in the first three months ended March 31, 2015 compared to the same period in 2014. We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in February 2014 would be included in same store operating data beginning in March 2015, after its first full complete comparable month of operation. The first quarter operating results for the same store comparisons would include results for that store in only the period of March for both comparable periods.

New Vehicle Revenue and Gross Profit

	Three Months Ended March 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)		(Decrease)
Reported
Revenue	$1,007,816	$579,522	$428,294		73.9%
Gross profit	$61,774	$39,024	$22,750		58.3
Gross margin	6.1%	6.7%	(60)	bp

Retail units sold	30,623	17,274	13,349		77.3
Average selling price per retail unit	$32,910	$33,549	$(639)		(1.9)
Average gross profit per retail unit	$2,017	$2,259	$(242)		(10.7)

Same store
Revenue	$639,501	$574,540	$64,961		11.3%
Gross profit	$40,245	$38,638	$1,607		4.2
Gross margin	6.3%	6.7%	(40)	bp

Retail units sold	18,567	17,109	1,458		8.5
Average selling price per retail unit	$34,443	$33,581	$862		2.6
Average gross profit per retail unit	$2,168	$2,258	$(90)		(4.0)

(1) A basis point is equal to 1/100th of one percent.

New vehicle sales increased 73.9% for the three-month period ended March 31, 2015 compared to the same period of 2014, primarily driven by the acquisition of the DCH Auto Group in the fourth quarter of 2014. On a same store basis, new vehicle sales increased 11.3%, primarily due to unit volume growth of 8.5% in the three-month period ended March 31, 2015 compared to the same period in 2014. Same store unit sales increased in all reportable segments in the first quarter of 2015 compared to the first quarter of 2014 as follows:

	First quarter 2015 compared to first quarter 2014	National growth in first quarter 2015 compared to first quarter 2014
Domestic	6.8%	4.4%
Import	9.8	6.0
Luxury	12.0	10.7
Overall	8.5%	5.6%

Our unit volume growth rate for the current quarter was higher than the national average in all reportable segments. We continue to focus on increasing our share of overall new vehicle sales within our markets.

New vehicle gross profit increased 58.3% for the three-month period ended March 31, 2015 compared to the same period of 2014, primarily driven by the acquisition of the DCH Auto Group in the fourth quarter of 2014. On a same store basis, new vehicle gross profit increased 4.2% for the three-month period ended March 31, 2015 compared to the same period of 2014. These increases were due to a greater number of vehicles sold, slightly offset by lower gross profit per unit and gross margins.

With our volume-based strategy, on a same store basis, the average gross profit per new retail unit decreased $90, or 4.0%, in the three-month period ended March 31, 2015 compared to the same period of 2014. We believe our volume-based strategy creates additional used vehicle trade-in opportunities, finance and insurance sales and future service work, which will generate incremental business in future periods that will more than offset the lower new vehicle gross profit per unit that has occurred with the pursuit of a volume-based strategy.

Used Vehicle Retail Revenue and Gross Profit

	Three Months Ended March 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)		(Decrease)
Reported
Retail revenue	$462,931	$301,893	$161,038		53.3%
Retail gross profit	$59,442	$40,796	$18,646		45.7
Retail gross margin	12.8%	13.5%	(70)	bp

Retail units sold	24,204	16,316	7,888		48.3
Average selling price per retail unit	$19,126	$18,503	$623		3.4
Average gross profit per retail unit	$2,456	$2,500	$(44)		(1.8)

Same store
Retail revenue	$333,300	$300,115	$33,185		11.1%
Retail gross profit	$44,847	$40,583	$4,264		10.5
Retail gross margin	13.5%	13.5%	-	bp

Retail units sold	17,237	16,204	1,033		6.4
Average selling price per retail unit	$19,336	$18,521	$815		4.4
Average gross profit per retail unit	$2,602	$2,505	$97		3.9

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

Same store sales increased in all three categories of used vehicles as follows:

First quarter 2015 compared to first quarter 2014
Certified pre-owned vehicles	14.9%
Core vehicles	5.4
Value autos	2.2
Overall	6.4

On average, in the first quarter of 2015 and 2014, each of our stores sold 57 and 55 retail used vehicle units, respectively, per month. We continue to target increasing sales to 75 units per store per month.

Used retail vehicle gross profit increased 45.7% for the three-month period ended March 31, 2015 compared to the same period of 2014, primarily driven by the acquisition of the DCH Auto Group in the fourth quarter of 2014. On a same store basis, gross profit increased 10.5% for the three-month period ended March 31, 2015 compared to the same period of 2014. These increases were related to both increased unit volume and, on a same store basis, higher average gross profit earned per vehicle. The unit volume growth and the higher gross profit earned per vehicle were mainly driven by a mix shift toward certified pre-owned vehicles, which had the largest increase in gross profit earned per vehicle.

Used Vehicle Wholesale Revenue and Gross Profit

	Three Months Ended March 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)		(Decrease)
Reported
Wholesale revenue	$62,208	$42,693	$19,515		45.7%
Wholesale gross profit	$2,161	$1,331	$830		62.4
Wholesale gross margin	3.5%	3.1%	40	bp

Wholesale units sold	9,144	5,853	3,291		56.2
Average selling price per wholesale unit	$6,803	$7,294	$(491)		(6.7)
Average gross profit per retail unit	$236	$227	$9		4.0

Same store
Wholesale revenue	$45,055	$42,649	$2,406		5.6%
Wholesale gross profit	$1,687	$1,334	$353		26.5
Wholesale gross margin	3.7%	3.1%	60	bp

Wholesale units sold	5,968	5,848	120		2.1
Average selling price per wholesale unit	$7,549	$7,293	$256		3.5
Average gross profit per retail unit	$283	$228	$55		24.1

Wholesale transactions are sales of vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)	(Decrease)
Reported
Revenue	$64,604	$39,631	$24,973	63.0%
Average finance and insurance per retail unit	$1,178	$1,180	$(2)	(0.2)%

Same store
Revenue	$44,136	$39,355	$4,781	12.1%
Average finance and insurance per retail unit	$1,233	$1,181	$52	4.4%

The increase in total finance and insurance revenue was primarily due to higher unit volume, which was primarily driven by the acquisition of the DCH Auto Group in the fourth quarter of 2014. On a same store basis, the increase was due to higher unit volume sales and an increase in the average finance and insurance revenue earned per unit. Trends in penetration rates for total new and used retail vehicles sold are detailed below:

	Three Months Ended March 31,
	2015	2014
Finance and insurance	77%	79%
Service contracts	42	44
Lifetime lube, oil and filter contracts	25	37

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

The distribution by credit score for the customers we arranged financing for was as follows:

		Three Months Ended March 31,
	FICO Score Range	2015	2014
Prime	680 and above	68.3%	67.2%
Non-prime	620-679	18.8	18.8
Sub-prime	619 or less	12.9	14.0

We continued to see the availability of consumer credit expand in the first quarter of 2015 compared to the same period of 2014.

Service, Body and Parts Revenue and Gross Profit

	Three Months Ended March 31,		Increase		% Increase
(Dollars in thousands)	2015	2014	(Decrease)		(Decrease)
Reported
Customer pay	$96,968	$56,829	$40,139		70.6%
Warranty	37,372	17,918	19,454		108.6
Wholesale parts	27,591	19,794	7,797		39.4
Body shop	11,544	10,076	1,468		14.6
Total service, body and parts	$173,475	$104,617	$68,858		65.8%

Service, body and parts gross profit	$84,439	$50,832	$33,607		66.1%
Service, body and parts gross margin	48.7%	48.6%	10	bp
Same store
Customer pay	$61,409	$56,403	$5,006		8.9%
Warranty	23,385	17,791	5,594		31.4
Wholesale parts	20,710	19,730	980		5.0
Body shop	9,821	10,076	(255)		(2.5)
Total service, body and parts	$115,325	$104,000	$11,325		10.9%

Service, body and parts gross profit	$55,844	$50,514	$5,330		10.6%
Service, body and parts gross margin	48.4%	48.6%	(20)	bp

Our service, body and parts sales grew in all areas except same store body shop in the three-month period ended March 31, 2015 compared to the same period of the prior year. There are more late-model vehicles in operation as new vehicle sales volumes have been increasing since 2010. We believe this increase in units in operation will benefit our service, body and parts sales in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively priced routine maintenance and through our marketing efforts. We increased our same store customer pay business 8.9% in the three-month period ended March 31, 2015 compared to the same period in 2014.

Same store warranty sales increased 31.4% in the three-month period ended March 31, 2015 compared to the same period of 2014, primarily due to the significant vehicle recalls from 2014. Additionally, we continue to see increases due to the growing numbers of units in operation. Routine maintenance, such as oil changes, offered by certain brands, including BMW, Toyota and General Motors, for two to four years after a vehicle is sold, provides for future work as consumers return to the franchised dealer for this ‘prepaid’ maintenance item.

Increases in same-store warranty work by segment were as follows:

First quarter of 2015 compared to first quarter of 2014
Domestic	40.3%
Import	12.1%
Luxury	38.0%

Wholesale parts represented 18.0% of our same store service, body and parts revenue mix in the first three months of 2015 and 19.0% in the first three months of 2014. Same store wholesale parts grew 5.0% in the first three months of 2015 compared to the same period of 2014, primarily due to targeting fleet and mechanical wholesale accounts.

Body shop represented 8.5% of our same store service, body and parts revenue mix in the first three months of 2015, and 9.7% in the first three months of 2014. Same store body shop decreased 2.5% in the first three months of 2015 compared to the same period of 2014, primarily due to a milder winter in the Pacific Northwest in 2015 where the majority of our body shops are located, and as a result of new personnel in certain stores.

Same store service, body and parts gross profit increased 10.6% in the first three months of 2015 compared to the same period of 2014, which is in line with our revenue growth. Our gross margins were consistent in the first three months of 2015 compared to the same period of 2014.

Segments

Certain financial information by segment is as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenues:
Domestic	$691,404	$568,930	$122,474	21.5%
Import	758,638	351,061	407,577	116.1
Luxury	336,922	158,611	178,311	112.4
	1,786,964	1,078,602	708,362	65.7
Corporate and other	2,214	(496)	2,710	546.4
	$1,789,178	$1,078,106	$711,072	66.0%

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Increase	% Increase
Segment income*:
Domestic	$27,129	$22,421	$4,708	21.0%
Import	16,100	9,265	6,835	73.8
Luxury	5,899	2,185	3,714	170.0
	49,128	33,871	15,257	45.0
Corporate and other	8,928	6,833	2,095	30.7
Income from continuing operations before income taxes	$58,056	$40,704	$17,352	42.6%

*Segment income is defined as operating income less floor plan interest expense.

	Three Months Ended March 31,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Retail new vehicle unit sales:
Domestic	10,043	8,634	1,409	16.3%
Import	16,774	7,139	9,635	135.0
Luxury	3,865	1,595	2,270	142.3
	30,682	17,368	13,314	76.7
Allocated to management	(59)	(94)	(35)	(37.2)
	30,623	17,274	13,349	77.3%

Domestic

A summary of financial information for our Domestic segment follows:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenue	$691,404	$568,930	$122,474	21.5%
Segment income	$27,129	$22,421	$4,708	21.0
Retail new vehicle unit sales	10,043	8,634	1,409	16.3

Improvements in our Domestic operating results in the first quarter of 2015 compared to the same period of 2014 were primarily a result of the improvements in all revenue categories as discussed above, overall improvements in the economy, acquisitions and overall growth in the market share of our Chrysler stores, which comprised 19% of our total overall new vehicle unit sales and over 50% of our Domestic segment revenue in the first quarter of 2015. We acquired six Domestic locations in 2014.

Import

A summary of financial information for our Import segment follows:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenue	$758,638	$351,061	$407,577	116.1%
Segment income	$16,100	$9,265	$6,835	73.8
Retail new vehicle unit sales	16,774	7,139	9,635	135.0

Improvements in our Import operating results in the first quarter of 2015 compared to the same period of 2014 were primarily a result of the improvements in all revenue categories as discussed above, overall improvements in the economy and a strategic focus to diversify our dependence on Domestic brands through the acquisition of Import branded stores. We added 21 import locations in 2014. As of March 31, 2015, Honda and Toyota were our largest brands, representing 22% and 19% of our total overall new vehicle unit sales in the first quarter of 2015, respectively.

Luxury

A summary of financial information for our Luxury segment follows:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenue	$336,922	$158,611	$178,311	112.4%
Segment income	$5,899	$2,185	$3,714	170.0
Retail new vehicle unit sales	3,865	1,595	2,270	142.3

Improvements in our Luxury operating results in the first quarter of 2015 compared to the same period of 2014 were primarily a result of the improvements in all revenue categories as discussed above, overall improvements in the economy and a strategic focus to diversify our dependence on Domestic brands through the acquisition of Luxury branded stores. We added nine luxury locations in 2014.

Asset Impairments

Asset impairments recorded as a component of continuing operations consist of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Asset impairments	$4,130	$-

Asset impairments in the first quarter of 2015 are associated with our equity-method investment in a limited liability company that participates in the New Markets Tax Credit (“NMTC”) Program. The equity-method investment generates operating losses on a quarterly basis and, accordingly, we will be required to assess the investment for other than temporary impairment on a quarterly basis. The investment provides a return in the form of tax credits. We recorded a reduction to our income tax provision of $7.3 million related to tax credits under the NMTC Program in the first quarter of 2015. See Note 11 of Condensed Notes to Consolidated Financial Statements elsewhere in this Form 10-Q for additional information.

Selling, General and Administrative Expense (“SG&A”)

SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Increase	% Increase
Personnel	$133,014	$80,677	$52,337	64.9%
Advertising	15,345	9,685	5,660	58.4
Rent	5,920	3,561	2,359	66.2
Facility costs	8,344	7,585	759	10.0
Other	28,995	20,321	8,674	42.7
Total SG&A	$191,618	$121,829	$69,789	57.3%

	Three Months Ended March 31,		Increase
As a % of gross profit	2015	2014	(Decrease)
Personnel	48.7%	46.9%	180	bp
Advertising	5.6	5.6	-
Rent	2.2	2.1	10
Facility costs	3.1	4.4	(130)
Other	10.5	11.8	(130)
Total SG&A	70.1%	70.8%	(70	)bp

SG&A expense increased $69.8 million in the three-month period ended March 31, 2015 compared to the same period in 2014. SG&A as a percentage of gross profit was 70.1% and 70.8%, respectively, for the three months ended March 31, 2015 and 2014.

This increase in SG&A expense was primarily driven by increased variable cost associated with increased sales volume and store count, offset by a $3.3 million gain recognized associated with the sale of a store in the first quarter of 2015. Additionally, the first quarter of 2014 includes non-core charges of $3.9 million related to a reserve associated with a lawsuit filed in 2006 and settled in 2013, a loss reserve for a hailstorm in Texas and a reserve for a contract assumed in an acquisition.

SG&A expense adjusted for non-core charges was as follows (in thousands):

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Increase	% Increase
Personnel	$133,014	$80,677	$52,337	64.9%
Advertising	15,345	9,685	5,660	58.4
Rent	5,920	3,561	2,359	66.2
Facility costs	11,693	7,585	4,108	54.2
Adjusted other	28,995	16,390	12,605	76.9
Adjusted total SG&A	$194,967	$117,898	$77,069	65.4%

	Three Months Ended March 31,		Increase
As a % of gross profit	2015	2014	(Decrease)
Personnel	48.7%	46.9%	180	bp
Advertising	5.6	5.6	-
Rent	2.2	2.1	10
Facility costs	4.3	4.4	(10)
Adjusted other	10.5	9.5	100
Adjusted total SG&A	71.3%	68.5%	280	bp

See “Non-GAAP Reconciliations” for more details of the non-GAAP reconciliation.

Due to the effects of the integration of DCH Auto Group, which we acquired in October 2014, we expect SG&A expense to increase in 2015 compared to our core operations.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A expense.

	Three Months Ended March 31,			% of Change in
(Dollars in thousands)	2015	2014	Change	Gross Profit
Gross profit	$273,375	$172,061	$101,314	100.0%
SG&A expense	(191,618)	(121,829)	(69,789)	(68.9)
Throughput contribution			$31,525	31.1%

Throughput, excluding the non-core items of $3.3 million in the first quarter of 2015 and $3.9 million in the first quarter of 2014, was as follows:

	Three Months Ended March 31,			% of Change in
(Dollars in thousands)	2015	2014	Change	Gross Profit
Gross profit	$273,375	$172,061	$101,314	100.0%
Adjusted SG&A expense	(194,967)	(117,898)	(77,069)	(76.1)
Adjusted throughput contribution			$24,245	23.9%

See “Non-GAAP Reconciliations” for more details.

Throughput contributions for newly opened or acquired stores reduce overall throughput because, in the first year of operation, a store’s throughput is equal to the inverse of its SG&A as a percentage of gross profit. For example, a store which achieves SG&A as a percentage of gross profit of 70% will have throughput of 30% in the first year of operation.

We opened two new stores and acquired 33 stores since the first quarter of 2014. Adjusting for these locations and the adjustments discussed above, our throughput contribution on a same store basis was 45.1% for the three-month period ended March 31, 2015. We continue to target a same store throughput contribution in a range of 45% to 50%.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including trade name, customer lists and non-compete agreements.

	Three Months Ended March 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Depreciation and amortization	$9,726	$5,507	$4,219	76.6%

Depreciation and amortization increased $4.2 million for the three months ended March 31, 2015 compared to the same period of 2014. A majority of this increase is due to our acquisition activity since the first quarter of 2014. Additionally, we purchased previously leased facilities, built new facilities subsequent to the acquisition of stores and invested in improvements at our facilities and replacement of equipment. These investments increase the amount of depreciable assets and amortizable expenses. In the full year of 2014 and the first three months of 2015, we had capital expenditures of $86.0 million and $24.9 million, respectively.

Operating Income

Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended March 31,
	2015	2014
Operating margin	3.8%	4.1%
Operating margin adjusted for non-core charges(1)	3.8%	4.5%

(1)	See “Non-GAAP Reconciliations” for additional information.

Due to the effects of the integration of the DCH Auto Group, which has a lower operating efficiency than our other stores, we expect our operating margin to be below 4.0% throughout 2015. We continue to focus on cost control, which allows us to leverage our cost structure in an environment of improving sales and aspire to increase our operating margin above 4.0%.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense increased $1.7 million in the three months ended March 31, 2015 compared to the same period of 2014 as a result of changes in the average outstanding balances on our floor plan facilities.

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

The following table details the carrying costs for new vehicles and includes new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended March 31,			%
(Dollars in thousands)	2015	2014	Change	Change
Floor plan interest expense (new vehicles)	$4,649	$2,984	$1,665	55.8%
Floor plan assistance (included as an offset to cost of sales)	(9,127)	(5,618)	3,509	62.5
Net new vehicle carrying costs	$(4,478)	$(2,634)	$1,844	70.0%

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Increase	% Increase
Mortgage interest	$3,016	$1,557	$1,459	93.7%
Other interest	1,889	446	1,443	323.5
Capitalized interest	(77)	(29)	48	165.5
Total other interest expense	$4,828	$1,974	$2,854	144.6%

Other interest expense increased $2.9 million in the first three months of 2015 compared to the same period of 2014 primarily due to higher volumes of borrowing on our credit facility and higher mortgage interest due to additional mortgage financings, partially offset by increased capitalized interest.

Other (Expense) Income, Net

Other income, net primarily includes interest income and the gains and losses related to an equity-method investment.

	Three Months Ended March 31, 2015
(Dollars in thousands)	2015	2014	Increase
Other (expense) income, net	$(368)	$937	$(1,305)

Income Tax Provision

Our effective income tax rate was 30.0% for the three-month period ended March 31, 2015 compared to 39.3% in the comparable period of 2014. For the full year of 2015, we forecast our income tax rate to be approximately 32.7%.

Our effective income tax rate in the first quarter of 2015 was positively affected by new markets tax credits that are generated through our equity-method investment with U.S. Bancorp Community Development Corporation. Excluding the non-core tax attributes associated with the treatment of the tax credits generated through this investment and adjusting for other non-core items, our effective income tax rate was 39.0% in the first quarter of 2015. Excluding this investment and adjusting for other non-core items, we forecast our income tax rate to be 39.5% for the full year 2015. See “Non-GAAP Reconciliations” for more details.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (dollars in thousands, except per share amounts):

	Three Months Ended March 31, 2015
	As reported	Gain from sale of store	Equity- method investment	Adjusted
Asset impairment	$4,130	$-	$(4,130)	$-
Selling, general and administrative	191,618	3,349	-	194,967

Operating income (loss)	$67,901	$(3,349)	$4,130	$68,682

Other (expense) income	(368)	-	1,732	1,364

Income (loss) from continuing operations before income taxes	$58,056	$(3,349)	$5,862	$60,569
Income tax (provision) benefit	(17,403)	1,004	(7,250)	(23,649)
Income (loss) from continuing operations, net of income tax	$40,653	$(2,345)	$(1,388)	$36,920

Diluted income (loss) per share from continuing operations	$1.53	$(0.09)	$(0.05)	$1.39
Diluted share count	26,519

	Three Months Ended March 31, 2014
	As reported	Accrual adjustments	Adjusted
Selling, general and administrative	$121,829	$(3,931)	$117,898

Operating income	$44,725	$3,931	$48,656

Income from continuing operations before income taxes	$40,704	$3,931	$44,635
Income tax provision	(16,010)	(1,546)	(17,556)
Income from continuing operations, net of income tax	$24,694	$2,385	$27,079

Diluted income per share from continuing operations	$0.94	$0.09	$1.03
Diluted share count	26,320

Liquidity and Capital Resources

We manage our liquidity and capital resources to fund our operating, investing and financing activities. We rely primarily on cash flows from operations and borrowings under our credit facilities as the main sources for liquidity. We use those funds to invest in capital expenditures, increase working capital and fulfill contractual obligations. Remaining funds are used for acquisitions, debt retirement, cash dividends, share repurchases and general business purposes.

Available Sources

Below is a summary of our available funds (in thousands):

	As of March 31,			%
	2015	2014	(Decrease)	(Decrease)
Cash and cash equivalents	$21,023	$22,340	$(1,317)	(5.9)%
Available credit on the Credit Facility	49,971	132,701	(82,730)	(62.3)
Total current available funds	70,994	155,041	(84,047)	(54.2)
Estimated funds from unfinanced real estate	115,952	144,800	(28,848)	(19.9)
Total estimated available funds	$186,946	$299,841	$(112,895)	(37.7)%

Cash flows generated by operating activities and from our credit facility are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of March 31, 2015, our unencumbered owned operating real estate had a book value of $154.6 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $116.0 million at March 31, 2015; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Three Months Ended March 31,		Increase (Decrease)
	2015	2014	in Cash Flow
Net cash provided by (used in) operating activities	$38,229	$(22,387)	$60,616
Net cash used in investing activities	(30,938)	(47,822)	16,884
Net cash provided by (used in) financing activities	(16,166)	68,863	(85,029)

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2015 compared to the same period of 2014 increased $60.6 million, primarily as a result of increased profitability, as well as less cash used for inventory purchases and improved trade receivables collections.

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

Adjusted net cash provided by operating activities is presented below:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2015	2014	in Cash Flow
Net cash provided by (used in) operating activities – as reported	$38,229	$(22,387)	$60,616
Add: Net borrowings (repayments) on floor plan notes payable, non-trade	(21,984)	51,783	(73,767)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	-	(19,525)	19,525
Net cash provided by operating activities – adjusted	$16,245	$9,871	$6,374

Inventories are the most significant component of our cash flow from operations. As of March 31, 2015, our new vehicle days supply was 62, which was consistent with our days supply as of December 31, 2014. Our days supply of used vehicles was 49 days as of March 31, 2015, or 4 days lower than our days supply as of December 31, 2014. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities

Net cash used in investing activities totaled $30.9 million and $47.8 million for the three-month periods ended March 31, 2015 and 2014, respectively. Cash flows from investing activities relate primarily to capital expenditures and acquisition activity.

Below are highlights of significant activity related to our cash flows from investing activities:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2015	2014	in Cash Flow
Capital expenditures	$24,917	$12,630	$12,287
Cash paid for acquisitions, net of cash acquired	-	31,689	(31,689)
Cash paid for other investments	9,804	3,530	6,274

Capital expenditures

Below is a summary of our capital expenditure activities:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Post-acquisition capital improvements	$4,683	$2,819
Facilities for open points	2,498	2,457
Purchases of previously leased real estate	5,301	3,702
Existing facility improvements	7,001	1,746
Maintenance	5,434	1,906
Total capital expenditures	$24,917	$12,630

Many manufacturers provide assistance in the form of additional incentives or assistance if facilities meet manufacturer image standards and requirements. We expect that certain facility upgrades and remodels will generate additional manufacturer incentive payments.

We expect to make a portion of our future capital expenditures to upgrade facilities that we recently acquired. This additional capital investment is contemplated in our initial evaluation of the investment return metrics applied to each acquisition and is usually associated with manufacturer image standards and requirements.

We expect to make capital expenditures in 2015 of approximately $120 million for capital improvements at recently acquired stores, purchases of land for expansion of existing stores, facility image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

Acquisitions

We did not have any acquisition activity in the first three months of 2015. We acquired four stores in the first three months of 2014.

We focus on acquiring stores at opportunistic purchase prices that meet our return thresholds and strategic objectives. We look for acquisitions that diversify our brand and geographic mix as we continue to evaluate our portfolio to minimize exposure to any one manufacturer and achieve financial returns.

We are able to subsequently obtain floor plan financing for new vehicle inventory acquired as part of an acquisition; however, the cash generated by this transaction is recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisition is presented below:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014	Change
Cash paid for acquisitions, net of cash acquired	$-	$31,689	$(31,689)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	-	(19,525)	19,525
Cash paid for acquisitions, net of cash acquired – adjusted	$-	$12,164	$(12,164)

We evaluate potential capital investments based on certain criteria, primarily associated with targeted rates of return on assets and return on our net equity investment.

Other Investments

Our cash paid associated with other investments increased $6.3 million in the three months ended March 31, 2015 compared to the same period in 2014 mainly associated with our equity investment related to the NMTC Program.

Financing Activities

Net cash used in financing activities totaled $16.2 million for the three-month period ended March 31, 2015 compared to net cash provided by financing activities of $68.9 million in the same period of 2014.

Net cash provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2015	2014
Cash (used in) provided by financing activities, as reported	$(16,166)	$68,863
Adjust: cash (used for payments) provided by borrowings on floor plan notes payable: non-trade	21,984	(51,783)
Cash provided by financing activities, as adjusted	$5,818	$17,080

Below are highlights of significant activity related to our cash flows from financing activities:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2015	2014	in Cash Flow
Net borrowings (repayments) on lines of credit	$(22,937)	$23,275	$(46,212)
Principal payments on long-term debt, unscheduled	(9,189)	-	(9,189)
Proceeds from the issuance of long-term mortgage debt	50,350	-	50,350
Repurchases of common stock	(10,343)	(7,941)	(2,402)
Dividends paid	(4,216)	(3,378)	(838)

Borrowing and Repayment Activity

During the first three months of 2015, we had net repayments of $22.9 million associated with our lines of credit. We raised net mortgage proceeds of $41.2 million during the first quarter of 2015, which were used to pay down our line of credit, increasing availability on our credit facility. During the first three months of 2014, we had net borrowings of $23.3 million associated with our line of credit to fund acquisition activity.

Our debt to total capital ratio, excluding floor plan notes payable, was 48.3% at March 31, 2015 compared to 33.2% at March 31, 2014. We partially funded our 2014 acquisition activity, including the DCH Auto Group acquisition, with additional debt.

Equity Transactions

Under the share repurchase program authorized by our Board of Directors and repurchases associated with stock compensation activity, we repurchased 115,883 shares of our Class A common stock at an average price of $89.25 per share in the first three months of 2015. As of March 31, 2015, we had 1,461,779 shares available for repurchase under the program. The authority to repurchase does not have an expiration date.

In the first three months of 2015, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2015	$0.16	$4,216

Management evaluates performance and makes a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

	Outstanding as of March 31, 2015	Remaining Available as of March 31, 2015
Floor plan note payable: non-trade	$1,113,428	$-	(1)(4)
Floor plan notes payable	42,139	-
Used vehicle inventory financing facility	142,000	1,458	(2)
Revolving lines of credit	103,831	48,513	(2),(3)
Real estate mortgages	372,080	-
Other debt	44,522	-
Liabilities associated with assets held for sale	2,688	-	(4)
Total debt	$1,820,688	$49,971

(1)	As of March 31, 2015, we had a $1.25 billion new vehicle floor plan commitment as part of our credit facility.
(2)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(3)	Available credit is based on the borrowing base amount effective as of March 31, 2015. This amount is reduced by $7.4 million for outstanding letters of credit.
(4)	As of March 31, 2015, an additional $2.7 million of floor plan notes payable outstanding on our new vehicle floor plan commitment was recorded as liabilities related to assets held for sale.

Credit Facility

We have a $1.7 billion revolving syndicated credit facility. This syndicated credit facility is comprised of 16 financial institutions, including seven manufacturer-affiliated finance companies. Our credit facility provides for up to $1.25 billion in new vehicle inventory floor plan financing, up to $150 million in used vehicle inventory floor plan financing and a maximum of $300 million in revolving financing for general corporate purposes, including acquisitions and working capital. This credit facility may be expanded to $1.85 billion total availability, subject to lender approval.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of March 31, 2015, we had no balances in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 1.4% at March 31, 2015. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.7% and 2.2%, respectively, at March 31, 2015.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of March 31, 2015
Current ratio	Not less than 1.10 to 1	1.21 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	3.15 to 1
Leverage ratio	Not more than 5.00 to 1	2.19 to 1
Funded debt restriction	Not to exceed $600 million	$417.4 million

As of March 31, 2015, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

If we do not meet the financial and restrictive covenants and are unable to remediate or cure the condition or obtain a waiver from our lenders, a breach would give rise to remedies under the agreement, the most severe of which are the termination of the agreement, acceleration of the amounts owed and the seizure and sale of our assets comprising the collateral for the loans. A breach would also trigger cross-defaults under other debt agreements.

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At March 31, 2015, $42.1 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.7% to 5.0% at March 31, 2015. The mortgages are payable in various installments through October 2034. As of March 31, 2015, we had fixed interest rates on 72% of our outstanding mortgage debt.

Our other debt includes capital leases, sellers’ notes and our equity contribution obligations associated with the new markets tax credit equity investment. The interest rates associated with our other debt ranged from 2.0% to 9.0% at March 31, 2015. This debt, which totaled $44.5 million at March 31, 2015, is due in various installments through January 2024.

Recent Accounting Pronouncements

See Note 13 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

There have been no material changes in the critical accounting policies and use of estimates described in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2014 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on March 2, 2015.

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

Item 1A. Risk Factors

Except for the risk factor set forth below, there have been no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K. The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in that report, which was filed with the Securities and Exchange Commission on March 2, 2015.

We may not be able to utilize certain income tax benefits.

Our ability to utilize the income tax benefits and credits generated by our equity investments intended to generate new market tax credits (NMTC) depends on compliance with NMTC program requirements, which we do not control. Our ability to utilize NMTC, and other deferred tax assets, also depends on our generating sufficient taxable income from operations in the future. The inability to utilize the income tax benefits could have a material adverse impact on our business, results of operations, financial condition and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the first quarter of 2015:

	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum number of shares that may yet be purchased under the plans
January 1 to January 31	13,053	(2)	$85.98	10,000	1,490,224
February 1 to February 28	39,895	(2)	88.00	9,237	1,480,987
March 1 to March 31	62,935	(2)	90.72	19,208	1,461,779
Total	115,883		89.25	38,445	1,461,779

(1)

In 2011 and 2012, our Board of Directors authorized the repurchase of up to a total of 3,000,000 shares of our Class A common stock. Through March 31, 2015, we have repurchased 1,538,221 shares at an average price of $32.68 per share. This authority to repurchase shares does not have an expiration date nor a maximum aggregate dollar amount for repurchases.

(2)

Of the shares repurchased in January, February and March of 2015, 3,053, 30,658 and 43,727, respectively, were related to the payment of taxes associated with the exercise of stock options or the vesting of restricted stock units.

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

10.1*

Form of Restricted Stock Unit Agreement (2015 Performance- and Time-vesting) (for Senior Executives) (incorporated by reference to exhibit 10.3.7 to the Company’s Form 10-K for the year ended December 31, 2014)

10.2*	Form of Restricted Stock Unit Agreement (2015 Long-term Performance-vesting) (incorporated by reference to exhibit 10.3.8 to the Company’s Form 10-K for the year ended December 31, 2014)
10.3*	Form of Restricted Stock Unit Agreement (2015 Time-vesting) (incorporated by reference to exhibit 10.3.9 to the Company’s Form 10-K for the year ended December 31, 2014)
10.4	First Amendment to Amended and Restated Loan Agreement
10.5*	Brad Gray incentive arrangement
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 1, 2015	LITHIA MOTORS, INC.

By: /s/ Christopher S. Holzshu

Christopher S. Holzshu

Senior Vice President,

Chief Financial Officer and Secretary

(Principal Financial Officer)

By: /s/ John F. North III

John F. North III

Vice President

(Principal Accounting Officer)