Form 10-Q
period 2015-06-30
LITHIA MOTORS INC
filed 2015-07-31
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	23,735,715
Class B common stock without par value	2,562,231
(Class)	(Outstanding at July 31, 2015)

LITHIA MOTORS, INC.

FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$23,394	$29,898
Accounts receivable, net of allowance for doubtful accounts of $1,866 and $2,191	287,808	295,379
Inventories, net	1,367,317	1,249,659
Other current assets	32,028	32,010
Assets held for sale	-	8,563
Total Current Assets	1,710,547	1,615,509

Property and equipment, net of accumulated depreciation of $128,528 and $117,679	836,889	816,745
Goodwill	199,129	199,375
Franchise value	150,856	150,892
Other non-current assets	107,434	98,411
Total Assets	$3,004,855	$2,880,932

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$45,464	$41,047
Floor plan notes payable: non-trade	1,169,717	1,137,632
Current maturities of long-term debt	37,963	31,912
Trade payables	78,885	70,853
Accrued liabilities	157,579	153,661
Deferred income taxes	3,494	2,603
Liabilities related to assets held for sale	-	4,892
Total Current Liabilities	1,493,102	1,442,600

Long-term debt, less current maturities	599,402	609,066
Deferred revenue	59,893	54,403
Deferred income taxes	36,077	42,795
Other long-term liabilities	64,079	58,963
Total Liabilities	2,252,553	2,207,827

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,742 and 23,671	268,748	276,058
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 2,562 and 2,562	319	319
Additional paid-in capital	33,584	29,775
Accumulated other comprehensive loss	(622)	(926)
Retained earnings	450,273	367,879
Total Stockholders' Equity	752,302	673,105
Total Liabilities and Stockholders' Equity	$3,004,855	$2,880,932

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
New vehicle	$1,149,512	$694,484	$2,157,328	$1,274,006
Used vehicle retail	488,801	310,475	951,732	612,368
Used vehicle wholesale	66,796	44,286	129,004	86,979
Finance and insurance	72,463	43,838	137,067	83,469
Service, body and parts	182,695	114,337	356,170	218,954
Fleet and other	36,680	14,382	54,824	24,132
Total revenues	1,996,947	1,221,802	3,786,125	2,299,908
Cost of sales:
New vehicle	1,080,170	648,490	2,026,212	1,188,988
Used vehicle retail	426,108	266,408	829,597	527,505
Used vehicle wholesale	65,390	42,782	125,437	84,144
Service, body and parts	91,946	58,155	180,982	111,940
Fleet and other	35,684	13,667	52,873	22,970
Total cost of sales	1,699,298	1,029,502	3,215,101	1,935,547
Gross profit	297,649	192,300	571,024	364,361
Asset impairments	6,130	-	10,260	-
Selling, general and administrative	195,610	125,463	387,228	247,292
Depreciation and amortization	10,287	5,825	20,013	11,332
Operating income	85,622	61,012	153,523	105,737
Floor plan interest expense	(4,655)	(3,215)	(9,304)	(6,199)
Other interest expense	(4,972)	(1,869)	(9,800)	(3,843)
Other (expense) income, net	(356)	1,146	(724)	2,083
Income from continuing operations before income taxes	75,639	57,074	133,695	97,778
Income tax provision	(24,416)	(21,904)	(41,819)	(37,914)
Income from continuing operations, net of income tax	51,223	35,170	91,876	59,864
Income from discontinued operations, net of income tax	-	3,139	-	3,179
Net income	$51,223	$38,309	$91,876	$63,043

Basic income per share from continuing operations	$1.95	$1.35	$3.49	$2.30
Basic income per share from discontinued operations	-	0.12	-	0.12
Basic net income per share	$1.95	$1.47	$3.49	$2.42

Shares used in basic per share calculations	26,332	26,119	26,310	26,047

Diluted income per share from continuing operations	$1.93	$1.34	$3.47	$2.27
Diluted income per share from discontinued operations	-	0.11	-	0.12
Diluted net income per share	$1.93	$1.45	$3.47	$2.39

Shares used in diluted per share calculations	26,496	26,331	26,509	26,326

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$51,223	$38,309	$91,876	$63,043
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $94, $81, $181, and $174 respectively	165	130	304	279
Comprehensive income	$51,388	$38,439	$92,180	$63,322

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$91,876	$63,043
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Asset impairments	10,260	-
Depreciation and amortization	20,013	11,332
Stock-based compensation	5,822	3,259
Loss on disposal of other assets	44	62
Gain on disposal of franchise	(5,919)	(5,744)
Deferred income taxes	(1,145)	2,840
Excess tax benefit from share-based payment arrangements	(4,865)	(6,058)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	7,570	(20,709)
Inventories	(122,660)	(77,300)
Other assets	(3,815)	(5,951)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	4,417	368
Trade payables	8,854	1,411
Accrued liabilities	7,717	17,594
Other long-term liabilities and deferred revenue	11,161	11,659
Net cash provided by (used in) operating activities	29,330	(4,194)

Cash flows from investing activities:
Capital expenditures	(48,008)	(35,230)
Proceeds from sales of assets	145	103
Cash paid for other investments	(15,222)	(3,454)
Cash paid for acquisitions, net of cash acquired	(87)	(79,482)
Proceeds from sales of stores	12,966	10,617
Net cash used in investing activities	(50,206)	(107,446)

Cash flows from financing activities:
Borrowings on floor plan notes payable, net: non-trade	35,685	112,910
Borrowings on lines of credit	557,394	578,000
Repayments on lines of credit	(602,818)	(567,000)
Principal payments on long-term debt, scheduled	(7,324)	(3,693)
Principal payments on long-term debt and capital leases, other	(9,189)	-
Proceeds from issuance of long-term debt	59,425	5,392
Proceeds from issuance of common stock	2,589	2,253
Repurchase of common stock	(16,773)	(10,206)
Excess tax benefit from share-based payment arrangements	4,865	6,058
Dividends paid	(9,482)	(7,557)
Net cash provided by financing activities	14,372	116,157

(Decrease) increase in cash and cash equivalents	(6,504)	4,517

Cash and cash equivalents at beginning of period	29,898	23,686
Cash and cash equivalents at end of period	$23,394	$28,203

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,262	$10,218
Cash paid during the period for income taxes, net	28,699	23,444

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$-	$3,161
Floor plan debt paid in connection with store disposals	4,400	3,311

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed Consolidated Financial Statements contain unaudited information as of June 30, 2015 and for the three- and six-month periods ended June 30, 2015 and 2014. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2014 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2014 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2014 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented.

These reclassifications had no impact on previously reported net income.

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Contracts in transit	$159,225	$162,785
Trade receivables	33,637	37,194
Vehicle receivables	33,763	34,876
Manufacturer receivables	54,281	56,008
Auto loan receivables	31,375	25,424
Other receivables	4,551	4,554
	316,832	320,841
Less: Allowances	(2,993)	(3,130)
Less: Long-term portion of accounts receivable, net	(26,031)	(22,332)
Total accounts receivable, net	$287,808	$295,379

Accounts receivable classifications include the following:

●

Contracts in transit are receivables from various lenders for the financing of vehicles that we have arranged on behalf of the customer and are typically received within five to ten days of selling a vehicle.

●	Trade receivables are comprised of amounts due from customers, lenders for the commissions earned on financing and others for commissions earned on service contracts and insurance products.
●	Vehicle receivables represent receivables for the portion of the vehicle sales price paid directly by the customer.
●	Manufacturer receivables represent amounts due from manufacturers, including holdbacks, rebates, incentives and warranty claims.
●	Auto loan receivables include amounts due from customers related to retail sales of vehicles and certain finance and insurance products.

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

The long-term portion of accounts receivable, net, was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventories, net, consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
New vehicles	$1,024,686	$958,876
Used vehicles	292,270	240,908
Parts and accessories	50,361	49,875
Total inventories	$1,367,317	$1,249,659

Note 4. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2013(1)	$22,548	$16,797	$10,166	$49,511
Additions through acquisitions	68,463	62,804	18,597	149,864
Balance as of December 31, 2014(1)	91,011	79,601	28,763	199,375
Reduction related to divestiture	-	(246)	-	(246)
Balance as of June 30, 2015(1)	$91,011	$79,355	$28,763	$199,129

(1)	Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.

The changes in the carrying amounts of franchise value are as follows (in thousands):

Franchise Value
Balance as of December 31, 2013	$71,199
Additions through acquisitions	80,233
Transfers to assets held for sale	(540)
Balance as of December 31, 2014	150,892
Reduction related to divestiture	(36)
Balance as of June 30, 2015	$150,856

Note 5. Stockholders’ Equity

Reclassification From Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss was as follows (in thousands):

	Three Months Ended June 30,		Affected Line Item in the Consolidated Statements of Operations
	2015	2014
Loss on cash flow hedges	$(108)	$(118)	Floor plan interest expense
Taxes	42	45	Income tax provision
Loss on cash flow hedges, net	$(66)	$(73)

	Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Operations
	2015	2014
Loss on cash flow hedges	$(233)	$(252)	Floor plan interest expense
Taxes	90	96	Income tax provision
Loss on cash flow hedges, net	$(143)	$(156)

See Note 8 for more details regarding our derivative contracts.

Repurchases of Class A Common Stock

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock and, on July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. Through June 30, 2015, we have repurchased 1,598,723 shares under this program at an average price of $35.56 per share. Of this amount, 98,947 shares were repurchased during the first six months of 2015 at an average price of $100.29 per share for a total of $9.9 million. As of June 30, 2015, 1,401,277 shares remained available for repurchase pursuant to this program. The authority to repurchase does not have an expiration date.

In addition, during the first six months of 2015, we repurchased 77,438 shares at an average price of $88.45 per share, for a total of $6.9 million, related to tax withholdings associated with the vesting of restricted stock units (“RSUs”). The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

Dividends

Dividends paid on our Class A and Class B common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividend amount per share	$0.20	$0.16	$0.36	$0.29
Total amount of dividend (in thousands)	5,266	4,179	9,482	7,557

See Note 14 for a discussion of a dividend related to our second quarter 2015 financial results.

Note 6. Deferred Compensation and Long-Term Incentive Plan

We offer a deferred compensation and long-term incentive plan (the “LTIP”) to provide certain employees the ability to accumulate assets for retirement on a tax-deferred basis. We may make discretionary contributions to the LTIP. Discretionary contributions vest over one to seven years depending on the employee’s age and position. Additionally, a participant may defer a portion of his or her compensation and receive the deferred amount upon certain events, including termination or retirement. The following is a summary related to our LTIP (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Compensation expense	$463	$377	$920	$1,077
Discretionary contribution	$153	$-	$2,249	$2,100
Guaranteed annual return	5.25%	5.25%	5.25%	5.25%

As of June 30, 2015 and December 31, 2014, the balance due to participants was $16.0 million and $14.2 million, respectively, and was included as a component of accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets.

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

Inputs are collected from Bloomberg on the last market day of the period and used to determine the rate used to discount the future cash flows. The valuation of the interest rate swap also takes into consideration estimates of our own, as well as the counterparty’s, risk of non-performance under the contract. See Note 8 for more details regarding our derivative contracts.

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

There were no changes to our valuation techniques during the six-month period ended June 30, 2015.

Assets and Liabilities Measured at Fair Value

Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at June 30, 2015	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(1,187)	$-

Measured on a non-recurring basis:
Equity-method investment	$-	$-	$34,009
Long-lived assets held and used:
Certain buildings and improvements			3,367

Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(1,750)	$-

Measured on a non-recurring basis:
Equity-method investment	$-	$-	$33,282

See Note 8 for more details regarding our derivative contracts.

Based on operating losses recognized by the equity-method investment, we determined that an impairment of our investment had occurred. Accordingly, we performed a fair value calculation for this investment and determined that a $4.1 million and an $8.3 million impairment, respectively, was required to be recorded as asset impairments in our Consolidated Statements of Operations for the three and six months ended June 30, 2015. See Note 11.

Long-lived assets classified as held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. An estimate of future undiscounted net cash flows associated with the long-lived assets is used to determine if the carrying value of the assets is recoverable. An impairment charge is recorded if the carrying value of the asset is determined to not be recoverable and exceeds its fair value. Due to changes in the expected future use for certain properties, we evaluated the future undiscounted net cash flows for each property. It was determined the carrying value was not recoverable and exceeded the estimated fair value. As a result of this evaluation, we recorded $2.0 million of impairment charges associated with these properties in the second quarter of 2015.

Fair Value Disclosures for Financial Assets and Liabilities

We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of June 30, 2015, this debt had maturity dates between November 2016 and October 2034. A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	June 30, 2015	December 31, 2014
Carrying value	$253,934	$257,780
Fair value	260,408	270,781

Note 8. Derivative Financial Instrument

From time to time, we enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

As of June 30, 2015, we had a $25 million interest rate swap outstanding with U.S. Bank Dealer Commercial Services. This interest rate swap matures on June 15, 2016 and has a fixed rate of 5.587% per annum. The variable rate on the interest rate swap is the one-month LIBOR rate. At June 30, 2015, the one-month LIBOR rate was 0.19% per annum, as reported in the Wall Street Journal.

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

The estimated amount that we expect to reclassify from accumulated other comprehensive loss to net income within the next twelve months is $1.0 million at June 30, 2015.

The fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	June 30, 2015
Interest Rate Swap Contract	Accrued liabilities	$1,187
	Other long-term liabilities	-
$1,187

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2014
Interest Rate Swap Contract	Accrued liabilities	$1,194
	Other long-term liabilities	556
		$1,750

The effect of derivative instruments on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended June 30, 2015
Interest Rate Swap Contract	$151	Floor plan interest expense	$(108)	Floor plan interest expense	$(191)

Three Months Ended June 30, 2014
Interest Rate Swap Contract	$93	Floor plan interest expense	$(118)	Floor plan interest expense	$(188)

Six Months Ended June 30, 2015
Interest Rate Swap Contract	$252	Floor plan interest expense	$(233)	Floor plan interest expense	$(368)

Six Months Ended June 30, 2014
Interest Rate Swap Contract	$201	Floor plan interest expense	$(252)	Floor plan interest expense	$(359)

See also Note 8.

Note 9. Assets Held for Sale and Discontinued Operations

Assets Held for Sale

We classify an asset group as held for sale if we have ceased operations at that location or the store meets the criteria required by U.S. generally accepted accounting standards as follows:

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

As of December 31, 2014, we had two Import stores classified as held for sale. During the first six months of 2015, we completed the sale of both of these Import stores, and recognized a gain of $5.9 million as a component of selling, general and administrative on our Consolidated Statements of Operations for the six months ended June 30, 2015.

As of June 30, 2015, we no longer had any stores classified as held for sale. Assets held for sale included the following (in thousands):

	June 30, 2015	December 31, 2014
Inventories	$-	$6,284
Property, plant and equipment	-	1,739
Intangible assets	-	540
	$-	$8,563

Liabilities related to assets held for sale included the following (in thousands):

	June 30, 2015	December 31, 2014
Floor plan notes payable	$-	$4,892

Discontinued Operations and the Sales of Stores

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

Certain financial information related to discontinued operations and sales of stores was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$-	$3,920	$-	$12,569

Pre-tax loss from discontinued operations	$-	$(532)	$-	$(467)
Net gain on disposal activities	-	5,744	-	5,744
	-	5,212	-	5,277
Income tax expense	-	(2,073)	-	(2,098)
Income from discontinued operations, net of income tax expense	$-	$3,139	$-	$3,179

Goodwill and other intangible assets disposed of	$157	$221	$246	$221
Cash generated from disposal activities	9,286	10,617	12,966	10,617
Floor plan debt paid in connection with disposal activities	2,192	3,311	4,400	3,311

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

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended June 30,	2015		2014
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$46,239	$4,984	$31,720	$3,450
Distributed income applicable to common stockholders	(4,754)	(512)	(3,769)	(410)
Basic undistributed income from continuing operations applicable to common stockholders	$41,485	$4,472	$27,951	$3,040

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,770	2,562	23,557	2,562

Basic income per share from continuing operations applicable to common stockholders	$1.95	$1.95	$1.35	$1.35
Basic distributed income per share from continuing operations applicable to common stockholders	(0.20)	(0.20)	(0.16)	(0.16)
Basic undistributed income per share from continuing operations applicable to common stockholders	$1.75	$1.75	$1.19	$1.19

Three Months Ended June 30,	2015		2014
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$4,754	$512	$3,769	$410
Reallocation of distributed income as a result of conversion of dilutive stock options	3	(3)	3	(3)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	509	-	407	-
Diluted distributed income applicable to common stockholders	$5,266	$509	$4,179	$407
Undistributed income from continuing operations applicable to common stockholders	$41,485	$4,472	$27,951	$3,040
Reallocation of undistributed income as a result of conversion of dilutive stock options	28	(28)	25	(25)
Reallocation of undistributed income due to conversion of Class B to Class A	4,444	-	3,015	-
Diluted undistributed income from continuing operations applicable to common stockholders	$45,957	$4,444	$30,991	$3,015

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	23,770	2,562	23,557	2,562
Weighted average number of shares from stock options	164	-	212	-
Conversion of Class B to Class A common shares outstanding	2,562	-	2,562	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,496	2,562	26,331	2,562

Diluted income per share from continuing operations applicable to common stockholders	$1.93	$1.93	$1.34	$1.34
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.20)	(0.20)	(0.16)	(0.16)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$1.73	$1.73	$1.18	$1.18

Three Months Ended June 30,	2015		2014
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	17	-	12	-

Six Months Ended June 30,	2015		2014
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$82,929	$8,947	$53,976	$5,888
Distributed income applicable to common stockholders	(8,559)	(923)	(6,814)	(743)
Basic undistributed income from continuing operations applicable to common stockholders	$74,370	$8,024	$47,162	$5,145

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,748	2,562	23,485	2,562

Basic income per share from continuing operations applicable to common stockholders	$3.49	$3.49	$2.30	$2.30
Basic distributed income per share from continuing operations applicable to common stockholders	(0.36)	(0.36)	(0.29)	(0.29)
Basic undistributed income per share from continuing operations applicable to common stockholders	$3.13	$3.13	$2.01	$2.01

Six Months Ended June 30,	2015		2014
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$8,559	$923	$6,814	$743
Reallocation of distributed income as a result of conversion of dilutive stock options	7	(7)	8	(8)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	916	-	735	-
Diluted distributed income applicable to common stockholders	$9,482	$916	$7,557	$735
Undistributed income from continuing operations applicable to common stockholders	$74,370	$8,024	$47,162	$5,145
Reallocation of undistributed income as a result of conversion of dilutive stock options	61	(61)	55	(55)
Reallocation of undistributed income due to conversion of Class B to Class A	7,963	-	5,090	-
Diluted undistributed income from continuing operations applicable to common stockholders	$82,394	$7,963	$52,307	$5,090

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	23,748	2,562	23,485	2,562
Weighted average number of shares from stock options	199	-	279	-
Conversion of Class B to Class A common shares outstanding	2,562	-	2,562	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,509	2,562	26,326	2,562

Diluted income per share from continuing operations applicable to common stockholders	$3.47	$3.47	$2.27	$2.27
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.36)	(0.36)	(0.29)	(0.29)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$3.11	$3.11	$1.98	$1.98

Six Months Ended June 30,	2015		2014
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	16	-	14	-

Note 11. Equity-Method Investment

In October 2014, we acquired a 99.9% membership interest in a limited liability company managed by U.S. Bancorp Community Development Corporation with an initial equity contribution of $4.1 million. We made additional equity contributions to the entity of $5.7 million and $11.4 million, respectively, in the three and six-month periods ended June 30, 2015. We are obligated to make $49.8 million of contributions to the entity over a two-year period ending October 2016, $15.5 million of which had been paid as of June 30, 2015.

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

The following amounts related to this equity-method investment were recorded in our Consolidated Balance Sheets (in thousands):

	June 30, 2015	December 31, 2014
Carrying value, recorded as a component of other non-current assets	$34,009	$33,282
Present value of obligation associated with future equity contributions, recorded as a component of accrued liabilities and other long-term liabilities	33,582	32,177

The following amounts related to this equity-method investment were recorded in our Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Asset impairments to write investment down to fair value	$4,130	$-	$8,260	$-
Our portion of the partnership’s operating losses	1,733	-	3,465	-
Non-cash interest expense related to the amortization of the discounted fair value of future equity contributions	183	-	394	-
Tax benefits and credits generated	7,652	-	14,902	-

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

Certain financial information on a segment basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Domestic	$768,989	$641,378	$1,460,393	$1,210,308
Import	853,444	394,924	1,612,082	745,985
Luxury	372,369	185,826	709,290	344,437
	1,994,802	1,222,128	3,781,765	2,300,730
Corporate and other	2,145	(326)	4,360	(822)
	$1,996,947	$1,221,802	$3,786,125	$2,299,908

Segment income*:
Domestic	$31,045	$25,288	$58,174	$47,710
Import	25,904	14,768	42,005	24,033
Luxury	9,515	5,832	15,414	8,017
	66,464	45,888	115,593	79,760
Corporate and other	9,175	11,186	18,102	18,018
Income from continuing operations before income taxes	$75,639	$57,074	$133,695	$97,778

*Segment income is defined as operating income less floor plan interest expense.

Floor plan interest expense:
Domestic	$4,932	$4,404	$9,669	$8,463
Import	3,724	1,904	7,422	3,711
Luxury	2,308	1,036	4,369	2,165
	10,964	7,344	21,460	14,339
Corporate and other	(6,309)	(4,129)	(12,156)	(8,140)
	$4,655	$3,215	$9,304	$6,199

	June 30, 2015	December 31, 2014
Total assets:
Domestic	$922,933	$831,574
Import	711,944	696,162
Luxury	422,318	405,222
Corporate and other	947,660	947,974
	$3,004,855	$2,880,932

Note 13. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which amends the accounting guidance related to revenues. This amendment will replace most of the existing revenue recognition guidance when it becomes effective. The new standard, as amended in July 2015, is effective for fiscal years beginning after December 15, 2017 and entities are allowed to adopt the standard as early as annual periods beginning after December 15, 2016, and interim periods therein. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this amendment will have on our consolidated financial statements and related disclosures and believe the financial impact is not material. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

Note 14. Subsequent Events

Common Stock Dividend

On July 20, 2015, our Board of Directors approved a dividend of $0.20 per share on our Class A and Class B common stock related to our second quarter 2015 financial results. The dividend will total approximately $5.3 million and will be paid on August 21, 2015 to shareholders of record on August 7, 2015.

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
●

Expected operating results, such as improved store performance; maintaining incremental throughput between 45% and 50%; continued improvement of SG&A as a percentage of gross profit and all projections;

●	Anticipated continued success, integration and growth of DCH;
●	Anticipated ability to capture additional market share; ability to find accretive acquisitions; and additions of dealership locations to the company’s portfolio in the future;
●	Anticipated availability of liquidity from our unfinanced operating real estate; and
●	Anticipated levels of capital expenditures in the future.

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

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of July 31, 2015, we offered 31 brands of new vehicles and all brands of used vehicles in 129 stores in the United States and online at Lithia.com and DCHauto.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

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

Results of Continuing Operations

For the three months ended June 30, 2015 and 2014, we reported income from continuing operations, net of tax, of $51.2 million, or $1.93 per diluted share, and $35.2 million, or $1.34 per diluted share, respectively.

For the six months ended June 30, 2015 and 2014, we reported income from continuing operations, net of tax, of $91.9 million, or $3.47 per diluted share, and $59.9 million, or $2.27 per diluted share, respectively.

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

We realized income from discontinued operations, net of tax, of $3.1 million, or $0.11 per diluted share for the three months ended June 30, 2014 and $3.2 million, or $0.12 per diluted share, for the six months ended June 30, 2014. See Note 9 of the Condensed Notes to Consolidated Financial Statements for additional information.

Key Revenue and Gross Profit Metrics

Key performance metrics for revenue and gross profit were as follows (dollars in thousands):

Three months ended June 30, 2015	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,149,512	57.6%	$69,342	6.0%	23.3%
Used vehicle retail	488,801	24.5	62,693	12.8	21.1
Used vehicle wholesale	66,796	3.3	1,406	2.1	0.5
Finance and insurance(1)	72,463	3.6	72,463	100.0	24.3
Service, body and parts	182,695	9.2	90,749	49.7	30.5
Fleet and other	36,680	1.8	996	2.7	0.3
	$1,996,947	100.0%	$297,649	14.9%	100.0%

Three months ended June 30, 2014	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$694,484	56.8%	$45,994	6.6%	23.9%
Used vehicle retail	310,475	25.4	44,067	14.2	22.9
Used vehicle wholesale	44,286	3.6	1,504	3.4	0.8
Finance and insurance(1)	43,838	3.6	43,838	100.0	22.8
Service, body and parts	114,337	9.4	56,182	49.1	29.2
Fleet and other	14,382	1.2	715	5.0	0.4
	$1,221,802	100.0%	$192,300	15.7%	100.0%

Six months ended June 30, 2015	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$2,157,328	57.0%	$131,116	6.1%	23.0%
Used vehicle retail	951,732	25.1	122,135	12.8	21.4
Used vehicle wholesale	129,004	3.4	3,567	2.8	0.6
Finance and insurance(1)	137,067	3.6	137,067	100.0	24.0
Service, body and parts	356,170	9.4	175,188	49.2	30.7
Fleet and other	54,824	1.5	1,951	3.6	0.3
	$3,786,125	100.0%	$571,024	15.1%	100.0%

Six months ended June 30, 2014	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,274,006	55.4%	$85,018	6.7%	23.3%
Used vehicle retail	612,368	26.6	84,863	13.9	23.3
Used vehicle wholesale	86,979	3.8	2,835	3.3	0.8
Finance and insurance(1)	83,469	3.6	83,469	100.0	22.9
Service, body and parts	218,954	9.5	107,014	48.9	29.4
Fleet and other	24,132	1.1	1,162	4.8	0.3
	$2,299,908	100.0%	$364,361	15.8%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

In 2014, we acquired 36 stores. As a result, we experienced significant growth in the first six months of 2015 compared to the same period in 2014. We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in May 2014 would be included in same store operating data beginning in June 2015, after its first full complete comparable month of operation. The second quarter operating results for the same store comparisons would include results for that store in only the period of June for both comparable periods.

New Vehicle Revenue and Gross Profit

	Three Months Ended June 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)		(Decrease)
Reported
Revenue	$1,149,512	$694,484	$455,028		65.5%
Gross profit	$69,342	$45,994	$23,348		50.8
Gross margin	6.0%	6.6%	(60)	bp

Retail units sold	35,112	20,446	14,666		71.7
Average selling price per retail unit	$32,738	$33,967	$(1,229)		(3.6)
Average gross profit per retail unit	$1,975	$2,250	$(275)		(12.2)

Same store
Revenue	$742,347	$689,006	$53,341		7.7%
Gross profit	$45,475	$45,578	$(103)		(0.2)
Gross margin	6.1%	6.6%	(50)	bp

Retail units sold	21,411	20,260	1,151		5.7
Average selling price per retail unit	$34,671	$34,008	$663		1.9
Average gross profit per retail unit	$2,124	$2,250	$(126)		(5.6)

(1)	A basis point is equal to 1/100th of one percent.

	Six Months Ended June 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)		(Decrease)
Reported
Revenue	$2,157,328	$1,274,006	$883,322		69.3%
Gross profit	$131,116	$85,018	$46,098		54.2
Gross margin	6.1%	6.7%	(60)	bp

Retail units sold	65,735	37,720	28,015		74.3
Average selling price per retail unit	$32,819	$33,775	$(956)		(2.8)
Average gross profit per retail unit	$1,995	$2,254	$(259)		(11.5)

Same store
Revenue	$1,379,617	$1,260,741	$118,876		9.4%
Gross profit	$85,494	$83,957	$1,537		1.8
Gross margin	6.2%	6.7%	(50)	bp

Retail units sold	39,894	37,268	2,626		7.0
Average selling price per retail unit	$34,582	$33,829	$753		2.2
Average gross profit per retail unit	$2,143	$2,253	$(110)		(4.9)

New vehicle sales increased 65.5% and 69.3%, respectively, in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 primarily driven by the acquisition of 27 stores from the DCH Auto Group in the fourth quarter of 2014. On a same store basis, new vehicle sales increased 7.7% and 9.4%, respectively, primarily due to unit volume growth of 5.7% and 7.0%, respectively, in the three- and six-month periods ended June 30, 2015 compared to the same periods in 2014. Same store unit sales increased in all reportable segments in the 2015 periods compared to the comparable 2014 periods as follows:

	Three months ended June 30, 2015 compared to the same period of 2014	National growth in the three months ended June 30, 2015 compared to the same period of 2014	Six months ended June 30, 2015 compared to the same period of 2014	National growth in the six months ended June 30, 2015 compared to the same period of 2014
Domestic	8.8%	3.0%	7.9%	3.6%
Import	3.3	2.8	6.4	4.3
Luxury	0.3	10.0	5.5	10.9
Overall	5.7%	3.4%	7.0%	4.4%

Our unit volume growth rate for the 2015 periods was higher than the national average for our domestic and import stores, while growth in our luxury stores was flat for the three months ended June 30, 2015. We continue to focus on increasing our share of overall new vehicle sales within our markets.

New vehicle gross profit increased 50.8% and 54.2%, respectively, for the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014, primarily driven by the acquisition of the DCH Auto Group in the fourth quarter of 2014. On a same store basis, new vehicle gross profit decreased 0.2% and increased 1.8%, respectively, for the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014. In the three-month period ended June 30, 2015, lower gross profit per unit and gross margins resulted in a slight decline in gross profits. In the six-month period ended June 30, 2015, gross profit increases were due to a greater number of vehicles sold, offset by lower gross profit per unit and gross margins.

With our volume-based strategy, on a same store basis, the average gross profit per new retail unit decreased $126, or 5.6%, and $110, or 4.9%, respectively, in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014. We believe our volume-based strategy creates additional used vehicle trade-in opportunities, finance and insurance sales and future service work, which will generate incremental business in future periods that will more than offset the lower new vehicle gross profit per unit that has occurred with the pursuit of a volume-based strategy.

Used Vehicle Retail Revenue and Gross Profit

	Three Months Ended June 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)		(Decrease)
Reported
Retail revenue	$488,801	$310,475	$178,326		57.4%
Retail gross profit	$62,693	$44,067	$18,626		42.3
Retail gross margin	12.8%	14.2%	(140)	bp

Retail units sold	24,689	16,086	8,603		53.5
Average selling price per retail unit	$19,798	$19,301	$497		2.6
Average gross profit per retail unit	$2,539	$2,739	$(200)		(7.3)

Same store
Retail revenue	$357,673	$307,616	$50,057		16.3%
Retail gross profit	$47,933	$43,720	$4,213		9.6
Retail gross margin	13.4%	14.2%	(80)	bp

Retail units sold	17,769	15,924	1,845		11.6
Average selling price per retail unit	$20,129	$19,318	$811		4.2
Average gross profit per retail unit	$2,698	$2,746	$(48)		(1.7)

	Six Months Ended June 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)		(Decrease)
Reported
Retail revenue	$951,732	$612,368	$339,364		55.4%
Retail gross profit	$122,135	$84,863	$37,272		43.9
Retail gross margin	12.8%	13.9%	(110)	bp

Retail units sold	48,893	32,402	16,491		50.9
Average selling price per retail unit	$19,466	$18,899	$567		3.0
Average gross profit per retail unit	$2,498	$2,619	$(121)		(4.6)

Same store
Retail revenue	$689,918	$604,960	$84,958		14.0%
Retail gross profit	$92,650	$84,052	$8,598		10.2
Retail gross margin	13.4%	13.9%	(50)	bp

Retail units sold	34,942	31,971	2,971		9.3
Average selling price per retail unit	$19,745	$18,922	$823		4.3
Average gross profit per retail unit	$2,652	$2,629	$23		0.9

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

Same store sales increased in all three categories of used vehicles as follows:

	Three months ended June 30, 2015 compared to the same period of 2014	Six months ended June 30, 2015 compared to the same period of 2014
Certified pre-owned vehicles	20.6%	19.1%
Core vehicles	16.1	13.7
Value autos	9.2	6.7
Overall	16.3	14.0

On an annualized average as of June 30, 2015 and 2014, each of our stores sold 59 and 55 retail used vehicle units, respectively, per month. We continue to target increasing sales to 75 units per store per month.

Used retail vehicle gross profit increased 42.3% and 43.9%, respectively, for the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014, primarily driven by the acquisition of the DCH Auto Group in the fourth quarter of 2014. On a same store basis, gross profit increased 9.6% and 10.2%, respectively, for the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014. These increases were mainly related to increased unit volume. The unit volume growth was driven by a mix shift toward certified pre-owned and core vehicles, which have higher average selling prices and lower gross margins than value autos.

Used Vehicle Wholesale Revenue and Gross Profit

	Three Months Ended June 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)		Decrease
Reported
Wholesale revenue	$66,796	$44,286	$22,510		50.8%
Wholesale gross profit	$1,406	$1,504	$(98)		(6.5)
Wholesale gross margin	2.1%	3.4%	(130	)bp

Wholesale units sold	9,439	6,047	3,392		56.1
Average selling price per wholesale unit	$7,077	$7,324	$(247)		(3.4)
Average gross profit per retail unit	$149	$249	$(100)		(40.2)

Same store
Wholesale revenue	$49,157	$44,043	$5,114		11.6%
Wholesale gross profit	$1,369	$1,560	$(191)		(12.2)
Wholesale gross margin	2.8%	3.5%	(70	)bp

Wholesale units sold	6,259	5,981	278		4.6
Average selling price per wholesale unit	$7,854	$7,364	$490		6.7
Average gross profit per retail unit	$219	$261	$(42)		(16.1)

	Six Months Ended June 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)		Decrease
Reported
Wholesale revenue	$129,004	$86,979	$42,025		48.3%
Wholesale gross profit	$3,567	$2,835	$732		25.8
Wholesale gross margin	2.8%	3.3%	(50	)bp

Wholesale units sold	18,583	11,900	6,683		56.2
Average selling price per wholesale unit	$6,942	$7,309	$(367)		(5.0)
Average gross profit per retail unit	$192	$238	$(46)		(19.3)

Same store
Wholesale revenue	$94,161	$86,573	$7,588		8.8%
Wholesale gross profit	$3,051	$2,902	$149		5.1
Wholesale gross margin	3.2%	3.4%	(20	)bp

Wholesale units sold	12,211	11,785	426		3.6
Average selling price per wholesale unit	$7,711	$7,346	$365		5.0
Average gross profit per retail unit	$250	$246	$4		1.6

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended June 30,			%
(Dollars in thousands, except per unit amounts)	2015	2014	Increase	Increase
Reported
Revenue	$72,463	$43,838	$28,625	65.3%
Average finance and insurance per retail unit	$1,212	$1,200	$12	1.0%

Same store
Revenue	$50,160	$43,508	$6,652	15.3%
Average finance and insurance per retail unit	$1,280	$1,202	$78	6.5%

	Six Months Ended June 30,			%
(Dollars in thousands, except per unit amounts)	2015	2014	Increase	Increase
Reported
Revenue	$137,067	$83,469	$53,598	64.2%
Average finance and insurance per retail unit	$1,196	$1,190	$6	0.5%

Same store
Revenue	$94,133	$82,548	$11,585	14.0%
Average finance and insurance per retail unit	$1,258	$1,192	$66	5.5%

The increases in total finance and insurance revenue were primarily due to higher unit volume, as a result of the acquisition of the DCH Auto Group in the fourth quarter of 2014. On a same store basis, the increases were due to higher unit volume sales and an increase in the average finance and insurance revenue earned per unit. Trends in penetration rates for total new and used retail vehicles sold are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Finance and insurance	77%	80%	77%	79%
Service contracts	41	43	41	43
Lifetime lube, oil and filter contracts	25	36	25	37

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

The distribution by credit score for the customers we arranged financing for was as follows:

				Three Months Ended June 30,		Six Months Ended June 30,
	FICO Score Range			2015	2014	2015	2014
Prime	680	and	above	69.5%	70.0%	68.9%	68.8%
Non-prime	620	-	679	18.6	18.5	18.8	18.6
Sub-prime	619	or	less	11.9	11.5	12.3	12.5

We continued to see the availability of consumer credit expand in the first six months of 2015 compared to the same period of 2014.

Service, Body and Parts Revenue and Gross Profit

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase		% Increase
Reported
Customer pay	$104,354	$64,331	$40,023		62.2%
Warranty	39,996	19,908	20,088		100.9
Wholesale parts	27,012	19,950	7,062		35.4
Body shop	11,333	10,148	1,185		11.7
Total service, body and parts	$182,695	$114,337	$68,358		59.8%

Service, body and parts gross profit	$90,749	$56,182	$34,567		61.5%
Service, body and parts gross margin	49.7%	49.1%	60	bp

Same store
Customer pay	$68,203	$63,618	$4,585		7.2%
Warranty	25,008	19,758	5,250		26.6
Wholesale parts	20,640	19,765	875		4.4
Body shop	10,235	10,112	123		1.2
Total service, body and parts	$124,086	$113,253	$10,833		9.6%

Service, body and parts gross profit	$61,333	$55,593	$5,740		10.3%
Service, body and parts gross margin	49.4%	49.1%	30	bp

	Six Months Ended June 30,		Increase		% Increase
(Dollars in thousands)	2015	2014	(Decrease)		Decrease
Reported
Customer pay	$201,323	$121,160	$80,163		66.2%
Warranty	77,367	37,826	39,541		104.5
Wholesale parts	54,603	39,744	14,859		37.4
Body shop	22,877	20,224	2,653		13.1
Total service, body and parts	$356,170	$218,954	$137,216		62.7%

Service, body and parts gross profit	$175,188	$107,014	$68,174		63.7%
Service, body and parts gross margin	49.2%	48.9%	30	bp

Same store
Customer pay	$129,414	$119,709	$9,705		8.1%
Warranty	48,346	37,500	10,846		28.9
Wholesale parts	41,285	39,385	1,900		4.8
Body shop	20,056	20,188	(132)		(0.7)
Total service, body and parts	$239,101	$216,782	$22,319		10.3%

Service, body and parts gross profit	$117,028	$105,844	$11,184		10.6%
Service, body and parts gross margin	48.9%	48.8%	10	bp

Our service, body and parts sales grew in all areas except same store body shop in the six-month period ended June 30, 2015 compared to the same periods of 2014. There are more late-model vehicles in operation as new vehicle sales volumes have been increasing since 2010. We believe this increase in units in operation will benefit our service, body and parts sales in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively priced routine maintenance and through our marketing efforts. We increased our same store customer pay business 7.2% and 8.1%, respectively, in the three- and six-month periods ended June 30, 2015 compared to the same periods in 2014.

Same store warranty sales increased 26.6% and 28.9%, respectively, in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014, primarily due to significant numbers of vehicle recalls. Additionally, we continue to see increases due to the growing number of units in operation. Routine maintenance, such as oil changes, offered by certain brands, including BMW, Toyota and General Motors, for two to four years after a vehicle is sold, provides for future work as consumers return to the franchised dealer for this ‘prepaid’ maintenance item.

Increases in same-store warranty work by segment were as follows:

	Three months ended June 30, 2015 compared to the same period of 2014	Six months ended June 30, 2015 compared to the same period of 2014
Domestic	33.5%	36.6%
Import	9.9%	11.1%
Luxury	32.6%	35.2%

Wholesale parts represented 16.6% and 17.3%, respectively, of our same store service, body and parts revenue mix in the three- and six-month periods ended June 30, 2015 and 17.5% and 18.2%, respectively, in the same periods of 2014. Same store wholesale parts grew 4.4% and 4.8%, respectively, in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014, primarily due to targeting fleet and mechanical wholesale accounts.

Body shop represented 8.2% and 8.4%, respectively, of our same store service, body and parts revenue mix in the three- and six-month periods ended June 30, 2015, and 8.9% and 9.3%, respectively, in the same periods of 2014. Same store body shop increased 1.2% and decreased 0.7%, respectively, in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014. During the first quarter of 2015, our body shops were impacted by a milder winter in the Pacific Northwest in 2015 where the majority of our body shops are located.

Same store service, body and parts gross profit increased 10.6% in both the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014, which is in line with our revenue growth. Our gross margins were consistent in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014.

Segments

Certain financial information by segment is as follows:

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenues:
Domestic	$768,989	$641,378	$127,611	19.9%
Import	853,444	394,923	458,521	116.1
Luxury	372,369	185,826	186,543	100.4
	1,994,802	1,222,127	772,675	63.2
Corporate and other	2,145	(325)	2,470	NM
	$1,996,947	$1,221,802	$775,145	63.4%

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenues:
Domestic	$1,460,393	$1,210,308	$250,085	20.7%
Import	1,612,082	745,985	866,097	116.1
Luxury	709,290	344,437	364,853	105.9
	3,781,765	2,300,730	1,481,035	64.4
Corporate and other	4,360	(822)	5,182	NM
	$3,786,125	$2,299,908	$1,486,217	64.6%

NM – not meaningful.

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Segment income*:
Domestic	$31,045	$25,288	$5,757	22.8%
Import	25,904	14,768	11,136	75.4
Luxury	9,515	5,832	3,683	63.2
	66,464	45,888	20,576	44.8
Corporate and other	9,175	11,186	(2,011)	(18.0)
Income from continuing operations before income taxes	$75,639	$57,074	$18,565	32.5%

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Segment income*:
Domestic	$58,174	$47,710	$10,464	21.9%
Import	42,005	24,033	17,972	74.8
Luxury	15,414	8,017	7,397	92.3
	115,593	79,760	35,833	44.9
Corporate and other	18,102	18,018	84	0.5
Income from continuing operations before income taxes	$133,695	$97,778	$35,917	36.7%

*Segment income is defined as operating income less floor plan interest expense.

	Three Months Ended June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Retail new vehicle unit sales:
Domestic	11,517	10,050	1,467	14.6%
Import	19,313	8,479	10,834	127.8
Luxury	4,330	1,982	2,348	118.5
	35,160	20,511	14,649	71.4
Allocated to management	(48)	(65)	(17)	(26.2)
	35,112	20,446	14,666	71.7%

	Six Months Ended June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Retail new vehicle unit sales:
Domestic	21,560	18,684	2,876	15.4%
Import	36,087	15,618	20,469	131.1
Luxury	8,195	3,577	4,618	129.1
	65,842	37,879	27,963	73.8
Allocated to management	(107)	(159)	(52)	(32.7)
	65,735	37,720	28,015	74.3%

Domestic

A summary of financial information for our Domestic segment follows:

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenue	$768,989	$641,378	$127,611	19.9%
Segment income	$31,045	$25,288	$5,757	22.8
Retail new vehicle unit sales	11,517	10,050	1,467	14.6

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenue	$1,460,393	$1,210,308	$250,085	20.7%
Segment income	$58,174	$47,710	$10,464	21.9
Retail new vehicle unit sales	21,560	18,684	2,876	15.4

Improvements in our Domestic operating results in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily a result of the improvements in all revenue categories as discussed above, overall improvements in the economy, acquisitions and overall growth in the market share of our Chrysler stores, which comprised 19% of our total overall new vehicle unit sales and over 50% of our Domestic segment revenue in the three- and six-month periods ended June 30, 2015. We acquired six Domestic locations in 2014.

Import

A summary of financial information for our Import segment follows:

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenue	$853,444	$394,923	$458,521	116.1%
Segment income	$25,904	$14,768	$11,136	75.4
Retail new vehicle unit sales	19,313	8,479	10,834	127.8

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenue	$1,612,082	$745,985	$866,097	116.1%
Segment income	$42,005	$24,033	$17,972	74.8
Retail new vehicle unit sales	36,087	15,618	20,469	131.1

Improvements in our Import operating results in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily a result of the improvements in all revenue categories as discussed above, overall improvements in the economy and a strategic focus to diversify our dependence on Domestic brands through the acquisition of Import branded stores. We added 21 import locations in 2014. As of June 30, 2015, Honda and Toyota were our largest brands, representing 23% and 19% of our total overall new vehicle unit sales in the first six months of 2015, respectively.

Luxury

A summary of financial information for our Luxury segment follows:

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenue	$372,369	$185,826	$186,543	100.4%
Segment income	$9,515	$5,832	$3,683	63.2
Retail new vehicle unit sales	4,330	1,982	2,348	118.5

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenue	$709,290	$344,437	$364,853	105.9%
Segment income	$15,414	$8,017	$7,397	92.3
Retail new vehicle unit sales	8,195	3,577	4,618	129.1

Improvements in our Luxury operating results in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 were primarily a result of the improvements in all revenue categories as discussed above, overall improvements in the economy and a strategic focus to diversify our dependence on Domestic brands through the acquisition of Luxury branded stores. We added nine luxury locations in 2014.

Asset Impairments

Asset impairments recorded as a component of continuing operations consist of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Equity investments	$4,130	$-	$8,260	$-
Long-lived assets	2,000	-	2,000	-

For the three and six months ended June 30, 2015, we recorded asset impairments of $4.1 million and $8.3 million, respectively, associated with our equity-method investment in a limited liability company that participates in the New Markets Tax Credit Program (“NMTC Program”). The equity-method investment generates operating losses on a quarterly basis and, accordingly, we will be required to assess the investment for other than temporary impairment on a quarterly basis. The investment provides a return in the form of tax credits. We recorded a reduction to our income tax provision of $7.7 million and $14.9 million, respectively, related to tax credits under the NMTC Program in the three- and six-month periods ended June 30, 2015. See Note 11 of Condensed Notes to Consolidated Financial Statements elsewhere in this Form 10-Q for additional information.

In the second quarter of 2015, we recorded $2.0 million of impairment charges associated with certain properties. As the expected future use of these facilities changed, the long-lived assets were tested for recoverability and were determined to have a carrying value exceeding the fair value of these properties.

Selling, General and Administrative Expense (“SG&A”)

SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Personnel	$134,003	$85,332	$48,671	57.0%
Advertising	16,806	10,374	6,432	62.0
Rent	5,694	3,757	1,937	51.6
Facility costs	8,459	7,301	1,158	15.9
Other	30,648	18,699	11,949	63.9
Total SG&A	$195,610	$125,463	$70,147	55.9%

	Three Months Ended June 30,		Increase
As a % of gross profit	2015	2014	(Decrease)
Personnel	45.0%	44.4%	60	bp
Advertising	5.6	5.4	20
Rent	1.9	2.0	(10)
Facility costs	2.8	3.8	(100)
Other	10.4	9.6	80
Total SG&A	65.7%	65.2%	50	bp

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Personnel	$267,017	$166,008	$101,009	60.8%
Advertising	32,150	20,059	12,091	60.3
Rent	11,614	7,318	4,296	58.7
Facility costs	16,804	14,885	1,919	12.9
Other	59,643	39,022	20,621	52.8
Total SG&A	$387,228	$247,292	$139,936	56.6%

	Six Months Ended June 30,		Increase
As a % of gross profit	2015	2014	(Decrease)
Personnel	46.8%	45.6%	120	bp
Advertising	5.6	5.5	10
Rent	2.0	2.0	-
Facility costs	2.9	4.1	(120)
Other	10.5	10.7	(20)
Total SG&A	67.8%	67.9%	(10)	bp

SG&A expense increased $70.1 million and $139.9 million in the three- and six-month periods ended June 30, 2015 compared to the same periods in 2014. SG&A as a percentage of gross profit was 65.7% and 65.2%, respectively, for the three months ended June 30, 2015 and 2014, and 67.8% and 67.9%, respectively, for the six months ended June 30, 2015 and 2014.

These increases in SG&A expense were primarily driven by increased variable cost associated with increased sales volume and store count, offset by a gain of $2.6 million and $5.9 million, respectively, associated with the sale of one store and two stores, respectively, in the three and six months ended June 30, 2015. Additionally, the first quarter of 2014 includes non-core charges of $3.9 million related to a reserve associated with a lawsuit filed in 2006 and settled in 2013, a loss reserve for a hailstorm in Texas and a reserve for a contract assumed in an acquisition. The second quarter of 2014 includes non-core charges of $0.2 million related to acquisition expenses for the acquisition of DCH Auto Group.

SG&A expense adjusted for non-core charges was as follows (in thousands):

	Three Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Personnel	$134,003	$85,332	$48,671	57.0%
Advertising	16,806	10,374	6,432	62.0
Rent	5,694	3,757	1,937	51.6
Adjusted facility costs	11,029	7,301	3,728	51.1
Other	30,648	18,536	12,112	65.3
Adjusted total SG&A	$198,180	$125,300	$72,880	58.2%

	Three Months Ended June 30,		Increase
As a % of gross profit	2015	2014	(Decrease)
Personnel	45.0%	44.4%	60	bp
Advertising	5.6	5.4	20
Rent	1.9	2.0	(10)
Adjusted facility costs	3.7	3.8	(10)
Other	10.4	9.6	80
Adjusted total SG&A	66.6%	65.2%	140	bp

	Six Months Ended June 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Personnel	$267,017	$166,008	$101,009	60.8%
Advertising	32,150	20,059	12,091	60.3
Rent	11,614	7,318	4,296	58.7
Adjusted facility costs	22,723	14,885	7,838	52.7
Other	59,643	34,929	24,713	70.8
Adjusted total SG&A	$393,147	$243,199	$149,948	61.7%

	Six Months Ended June 30,		Increase
As a % of gross profit	2015	2014	(Decrease)
Personnel	46.8%	45.6%	120	bp
Advertising	5.6	5.5	10
Rent	2.0	2.0	-
Adjusted facility costs	4.0	4.1	(10)
Other	10.4	9.5	90
Adjusted total SG&A	68.8%	66.7%	210	bp

See “Non-GAAP Reconciliations” for more details of the non-GAAP reconciliation.

Due to the effects of the integration of DCH Auto Group, which we acquired in October 2014, we expect SG&A expense to increase in 2015 compared to pre-acquisition levels.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A expense.

	Three Months Ended June 30,			% of Change in
(Dollars in thousands)	2015	2014	Change	Gross Profit
Gross profit	$297,649	$192,300	$105,349	100.0%
SG&A expense	(195,610)	(125,463)	(70,147)	(66.6)
Throughput contribution			$35,202	33.4%

	Six Months Ended June 30,			% of Change in
(Dollars in thousands)	2015	2014	Change	Gross Profit
Gross profit	$571,024	$364,361	$206,663	100.0%
SG&A expense	(387,228)	(247,292)	(139,936)	(67.7)
Throughput contribution			$66,727	32.3%

Throughput, excluding non-core gains of $2.6 million and $5.9 million, respectively, for the three- and six-month periods ended June 30, 2015 and non-core charges of $0.2 million and $4.1 million, respectively, for the three- and six-month periods ended June 30, 2014, was as follows:

	Three Months Ended June 30,			% of Change in
(Dollars in thousands)	2015	2014	Change	Gross Profit
Gross profit	$297,649	$192,300	$105,349	100.0%
SG&A expense	(198,179)	(125,300)	(72,879)	(69.2)
Throughput contribution			$32,470	30.8%

	Six Months Ended June 30,			% of Change in
(Dollars in thousands)	2015	2014	Change	Gross Profit
Gross profit	$571,024	$364,361	$206,663	100.0%
SG&A expense	(393,146)	(243,198)	(149,948)	(72.6)
Throughput contribution			$56,715	27.4%

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

We opened two new stores and acquired 33 stores since June 30, 2014. Adjusting for these locations and the adjustments discussed above, our throughput contribution on a same store basis was 25.9% and 35.8%, respectively for the three- and six-month periods ended June 30, 2015. We continue to target a same store throughput contribution in a range of 45% to 50%.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including trade name, customer lists and non-compete agreements.

	Three Months Ended June 30,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Depreciation and amortization	$10,287	$5,825	$4,462	76.6%

	Six Months Ended June 30,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Depreciation and amortization	$20,013	$11,332	$8,681	76.6%

Depreciation and amortization increased $4.5 million and $8.7 million, respectively, for the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014. A majority of these increases was due to our acquisition activity since June 30, 2014. Additionally, we purchased previously leased facilities, built new facilities subsequent to the acquisition of stores and invested in improvements at our facilities and replacement of equipment. These investments increase the amount of depreciable assets and amortizable expenses. In the full year of 2014 and the first six months of 2015, we had capital expenditures of $86.0 million and $48.0 million, respectively.

Operating Income

Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating margin	4.3%	5.0%	4.1%	4.6%
Operating margin adjusted for non-core charges(1)	4.5%	5.0%	4.2%	4.8%

(1) See “Non-GAAP Reconciliations” for more details.

Due to the effects of the integration of the DCH Auto Group, which has a lower operating efficiency than our other stores, we expect our operating margin to be in the low 4% range throughout 2015. We continue to focus on cost control, which allows us to leverage our cost structure in an environment of improving sales and aspire to increase our operating margin to our historical level.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense increased $1.4 million and $3.1 million, respectively, in the three- and six-month periods ended June 30, 2015 compared to the same periods of 2014 primarily as a result of increase in the average outstanding balances on our floor plan facilities due to our increase in vehicle sales as discussed above.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended June 30,			%
(Dollars in thousands)	2015	2014	Change	Change
Floor plan interest expense (new vehicles)	$4,655	$3,215	$1,440	44.8%
Floor plan assistance (included as an offset to cost of sales)	(10,547)	(6,806)	3,741	55.0
Net new vehicle carrying costs	$(5,892)	$(3,591)	$(2,301)	(64.1)%

	Six Months Ended June 30,			%
(Dollars in thousands)	2015	2014	Change	Change
Floor plan interest expense (new vehicles)	$9,304	$6,199	$3,105	50.1%
Floor plan assistance (included as an offset to cost of sales)	(19,675)	(12,424)	7,251	58.4
Net new vehicle carrying costs	$(10,371)	$(6,225)	$(4,146)	(66.6)%

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2015	2014	(Decrease)	(Decrease)
Mortgage interest	$3,340	$1,446	$1,894	131.0%
Other interest	1,727	523	1,204	230.2
Capitalized interest	(95)	(100)	5	(5.0)
Total other interest expense	$4,972	$1,869	$3,103	166.0%

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2015	2014	(Decrease)	(Decrease)
Mortgage interest	$6,356	$3,004	$3,352	111.6%
Other interest	3,616	969	2,647	273.2
Capitalized interest	(172)	(130)	(42)	32.3
Total other interest expense	$9,800	$3,843	$5,957	155.0%

Other interest expense increased $3.1 million and $6.0 million, respectively, in the first three and six months of 2015 compared to the same periods of 2014 primarily due to higher volumes of borrowing on our credit facility and higher mortgage interest due to additional mortgage financings, partially offset by increased capitalized interest in the six-month period.

Other (Expense) Income, Net

Other (expense) income, net primarily includes interest income and the gains and losses related to an equity-method investment.

	Three Months Ended June 30, 2015
(Dollars in thousands)	2015	2014	Increase
Other (expense) income, net	$(356)	$1,146	$1,502

	Six Months Ended June 30, 2015
(Dollars in thousands)	2015	2014	Increase
Other (expense) income, net	$(724)	$2,083	$2,807

Income Tax Expense

Our effective income tax rate was 32.3% and 31.1% for the three- and six-month periods ended June 30, 2015 compared to 38.4% and 38.8%, respectively, in the comparable periods of 2014. For the full year of 2015, we forecast our income tax rate to be approximately 32.5%.

Our effective income tax rate in the first six months of 2015 was positively affected by new markets tax credits that are generated through our equity-method investment with U.S. Bancorp Community Development Corporation. Excluding the non-core tax attributes associated with the treatment of the tax credits generated through this investment and adjusting for other non-core items, our effective income tax rate was 39.0% in the three- and six-month periods ended June 30, 2015. Excluding this investment and adjusting for other non-core items, we forecast our income tax rate to be 39.3% for the full year 2015.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (dollars in thousands, except per share amounts):

	Three Months Ended June 30, 2015
	As reported	Disposal gain on sale of stores	Asset impairment	Equity-method investment	Adjusted
Asset impairment	$6,130	$-	$(2,000)	$(4,130)	$-
Selling, general and administrative	195,610	2,570	-	-	198,180
Operating income (loss)	85,622	(2,570)	2,000	4,130	89,182
Other (expense) income	(356)	-	-	1,733	1,377

Income (loss) from continuing operations before income taxes	$75,639	$(2,570)	$2,000	$5,863	$80,932
Income tax (provision) benefit	(24,416)	1,305	(780)	(7,652)	(31,543)
Income (loss) from continuing operations, net of income tax	$51,223	$(1,265)	$1,220	$(1,789)	$49,389

Diluted income (loss) per share from continuing operations	$1.93	$(0.05)	$0.05	$(0.07)	$1.86
Diluted share count	26,496

	Three Months Ended June 30, 2014
	As reported	Acquisition expenses	Tax attributes	Adjusted
Selling, general and administrative	$125,463	$(163)	$-	$125,300
Income from operations	61,012	163	-	61,175

Income from continuing operations before income taxes	$57,074	$163	$-	$57,237
Income tax expense	(21,904)	(63)	(73)	(22,040)
Net income from continuing operations	$35,170	$100	$(73)	$35,197

Diluted earnings per share from continuing operations	$1.34	$-	$-	$1.34
Diluted share count	26,331

	Six Months Ended June 30, 2015
	As reported	Disposal gain on sale of stores	Asset impairment	Equity-method investment	Adjusted
Asset impairment	$10,260	$-	$(2,000)	$(8,260)	$-
Selling, general and administrative	387,228	5,919	-	-	393,147
Operating income (loss)	153,523	(5,919)	2,000	8,260	157,864
Other (expense) income	(724)	-	-	3,465	2,741

Income (loss) from continuing operations before income taxes	$133,695	$(5,919)	$2,000	$11,725	$141,501
Income tax (provision) benefit	(41,819)	2,309	(780)	(14,902)	(55,192)
Income (loss) from continuing operations, net of income tax	$91,876	$(3,610)	$1,220	$(3,177)	$86,309

Diluted income (loss) per share from continuing operations	$3.47	$(0.14)	$0.05	$(0.12)	$3.26
Diluted share count	26,509

	Six Months Ended June 30, 2014
	As reported	Reserve adjustments	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$247,292	$(3,931)	$(163)	$-	$243,198
Income from operations	105,737	3,931	163	-	109,831

Income from continuing operations before income taxes	$97,778	$3,931	$163	$-	$101,872
Income tax expense	(37,914)	(1,545)	(63)	(73)	(39,595)
Net income from continuing operations	$59,864	$2,386	$100	$(73)	$62,277

Diluted earnings per share from continuing operations	$2.27	$0.09	$-	$-	$2.36
Diluted share count	26,326

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

Available Sources

Below is a summary of our available funds (in thousands):

	As of June 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Cash and cash equivalents	$23,394	$28,203	$(4,809)	(17.1)%
Available credit on the Credit Facility	164,058	83,980	80,078	95.4
Total current available funds	187,452	112,183	75,269	67.1
Estimated funds from unfinanced real estate	115,515	161,842	(46,327)	(28.6)
Total estimated available funds	$302,967	$274,025	$28,942	10.6%

Cash flows generated by operating activities and from our credit facility are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of June 30, 2015, our unencumbered owned operating real estate had a book value of $154.0 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $115.5 million at June 30, 2015; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Net cash provided by (used in) operating activities	$29,330	$(4,194)	$33,524
Net cash used in investing activities	(50,206)	(107,446)	(57,240)
Net cash provided by financing activities	14,372	116,157	(101,785)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2015 compared to the same period of 2014 increased $33.5 million, primarily as a result of increased profitability and improved trade receivables collections, partially offset by increased inventory purchases.

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

Adjusted net cash provided by operating activities is presented below (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2015	2014	in Cash Flow
Net cash provided by (used in) operating activities – as reported	$29,330	$(4,194)	$33,524
Add: Net borrowings on floor plan notes payable, non-trade	35,685	112,910	(77,225)
Net cash provided by operating activities – adjusted	$65,015	$108,716	$(43,701)

Inventories are the most significant component of our cash flow from operations. As of June 30, 2015, our new vehicle days supply was 65, or three days higher than our days supply as of December 31, 2014. Our days supply of used vehicles was 54 days as of June 30, 2015, or one day higher than our days supply as of December 31, 2014. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities

Net cash used in investing activities totaled $50.2 million and $107.4 million, respectively, for the six-month periods ended June 30, 2015 and 2014. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities (in thousands):

	Six Months Ended June 30,		Increase
	2015	2014	(Decrease)
Capital expenditures	$(48,008)	$(35,230)	$12,778
Cash paid for acquisitions, net of cash acquired	(87)	(79,482)	(79,395)
Cash paid for other investments	(15,222)	(3,454)	11,768
Proceeds from sales of stores	12,966	10,617	2,349

Capital expenditures

Below is a summary of our capital expenditure activities (in thousands):

	Six Months Ended June 30,
	2015	2014
Post-acquisition capital improvements	$3,114	$4,201
Facilities for open points	3,222	3,031
Purchases of previously leased facilities	8,808	17,124
Existing facility improvements	18,730	6,134
Maintenance	14,134	4,740
Total capital expenditures	$48,008	$35,230

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

We expect to make capital expenditures in 2015 of approximately $110 million for capital improvements at recently acquired stores, purchases of land for expansion of existing stores, facility image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

Acquisitions

In the first six months of 2015, we acquired a smart franchise which was added to one of our existing stores. We acquired seven stores in the first six months of 2014.

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

Other Investments

Our cash paid associated with other investments increased $11.8 million in the six months ended June 30, 2015 compared to the same period in 2014 mainly associated with our equity investment related to the NMTC Program.

Financing Activities

Net cash provided by financing activities totaled $14.4 million and $116.2 million for six-month periods ended June 30, 2015 and 2014, respectively.

Net cash provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows (in thousands):

	Six Months Ended June 30,
	2015	2014
Cash provided by financing activities, as reported	$14,372	$116,157
Adjust: cash provided by borrowings on floor plan notes payable: non-trade	(35,685)	(112,910)
Cash (used in) provided by financing activities, as adjusted	$(21,313)	$3,247

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above:

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2015	2014	(Decrease)
Net borrowings (repayments) on lines of credit	$(45,424)	$11,000	$(56,424)
Proceeds from issuance of long-term debt	59,425	5,392	54,033
Principal payments on long-term debt, unscheduled	(9,189)	-	9,189
Repurchases of common stock	(16,773)	(10,206)	6,567
Dividends paid	(9,482)	(7,557)	1,925

Borrowing and Repayment Activity

During the first six months of 2015, we had net repayments of $45.4 million associated with our lines of credit. We raised net mortgage proceeds of $50.2 million during the first six months of 2015, which were used to pay down our line of credit, increasing availability on our credit facility.

Our debt to total capital ratio, excluding floor plan notes payable, was 45.9% at June 30, 2015 compared to 31.2% at June 30, 2014. We partially funded our 2014 acquisition activity, including the DCH Auto Group acquisition, with additional debt.

Equity Transactions

Under the share repurchase program authorized by our Board of Directors and repurchases associated with stock compensation activity, we repurchased 176,385 shares of our Class A common stock at an average price of $95.09 per share in the first six months of 2015. As of June 30, 2015, we had 1,401,277 shares available for repurchase under our share repurchase program. The authority to repurchase does not have an expiration date.

In the first six months of 2015, we declared and paid dividends on our Class A and Class B common stock as follows:

Date dividend paid	Dividend amount per share	Total amount of dividend (in thousands)
March 2015	$0.16	$4,216
May 2015	0.20	5,266

Management evaluates performance and makes a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

	Outstanding as of June 30, 2015	Remaining Available as of June 30, 2015
Floor plan note payable: non-trade	$1,169,717	$-	(1)
Floor plan notes payable	45,464	-
Used vehicle inventory financing facility	168,500	-	(2)
Revolving lines of credit	54,845	164,058	(2),(3)
Real estate mortgages	377,494	-
Other debt	36,526	-
Total debt	$1,852,546	$164,058

(1)	As of June 30, 2015, we had a $1.25 billion new vehicle floor plan commitment as part of our credit facility.
(2)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(3)	Available credit is based on the borrowing base amount effective as of June 30, 2015. This amount is reduced by $7.4 million for outstanding letters of credit.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of June 30, 2015, we had no balances in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 1.4% at June 30, 2015. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.7% and 2.2%, respectively, at June 30, 2015.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of June 30, 2015
Current ratio	Not less than 1.10 to 1	1.24 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	3.21 to 1
Leverage ratio	Not more than 5.00 to 1	1.97 to 1
Funded debt restriction	Not to exceed $600 million	$414.4 million

As of June 30, 2015, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At June 30, 2015, $45.5 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.7% to 5.0% at June 30, 2015. The mortgages are payable in various installments through October 2034. As of June 30, 2015, we had fixed interest rates on 80% of our outstanding mortgage debt.

Our other debt includes capital leases, sellers’ notes and our equity contribution obligations associated with the new markets tax credit equity investment. The interest rates associated with our other debt ranged from 2.0% to 9.0% at June 30, 2015. This debt, which totaled $36.5 million at June 30, 2015, is due in various installments through January 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the second quarter of 2015:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum number of shares that may yet be purchased under the plans
April 1 to April 30	20,902	$101.67	20,902	1,440,877
May 1 to May 31	19,800	105.16	19,800	1,421,077
June 1 to June 30	19,800	112.25	19,800	1,401,277
Total	60,502	106.27	60,502	1,401,277

(1)

In 2011 and 2012, our Board of Directors authorized the repurchase of up to a total of 3,000,000 shares of our Class A common stock. Through June 30, 2015, we have repurchased 1,598,723 shares at an average price of $35.47 per share. This authority to repurchase shares does not have an expiration date or a maximum aggregate dollar amount for repurchases.

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

Date: July 31, 2015	LITHIA MOTORS, INC.

By: /s/ Christopher S. Holzshu
Christopher S. Holzshu Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

By: /s/ John F. North III
John F. North III Vice President (Principal Accounting Officer)