Form 10-Q
period 2015-09-30
LITHIA MOTORS INC
filed 2015-11-02
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	23,694,039
Class B common stock without par value	2,562,231
(Class)	(Outstanding at October 30, 2015)

LITHIA MOTORS, INC.

FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$32,707	$29,898
Accounts receivable, net of allowance for doubtful accounts of $1,474 and $2,191	285,730	295,379
Inventories, net	1,386,960	1,249,659
Other current assets	32,640	32,010
Assets held for sale	-	8,563
Total Current Assets	1,738,037	1,615,509

Property and equipment, net of accumulated depreciation of $135,365 and $117,679	854,077	816,745
Goodwill	210,627	199,375
Franchise value	155,187	150,892
Other non-current assets	101,901	98,411
Total Assets	$3,059,829	$2,880,932

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$46,651	$41,047
Floor plan notes payable: non-trade	1,168,223	1,137,632
Current maturities of long-term debt	38,745	31,912
Trade payables	77,723	70,853
Accrued liabilities	167,135	153,661
Deferred income taxes	3,792	2,603
Liabilities related to assets held for sale	-	4,892
Total Current Liabilities	1,502,269	1,442,600

Long-term debt, less current maturities	591,231	609,066
Deferred revenue	63,238	54,403
Deferred income taxes	29,013	42,795
Other long-term liabilities	86,365	58,963
Total Liabilities	2,272,116	2,207,827

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	-	-
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,742 and 23,671	263,531	276,058
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 2,562 and 2,562	319	319
Additional paid-in capital	35,917	29,775
Accumulated other comprehensive loss	(461)	(926)
Retained earnings	488,407	367,879
Total Stockholders' Equity	787,713	673,105
Total Liabilities and Stockholders' Equity	$3,059,829	$2,880,932

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
New vehicle	$1,227,080	$732,121	$3,384,408	$2,006,127
Used vehicle retail	505,885	340,522	1,457,617	952,890
Used vehicle wholesale	69,472	48,853	198,476	135,832
Finance and insurance	76,633	46,855	213,700	130,324
Service, body and parts	189,796	120,772	545,966	339,726
Fleet and other	15,979	7,988	70,803	32,120
Total revenues	2,084,845	1,297,111	5,870,970	3,597,019
Cost of sales:
New vehicle	1,149,923	684,473	3,176,135	1,873,461
Used vehicle retail	443,598	296,624	1,273,195	824,129
Used vehicle wholesale	68,892	48,349	194,329	132,493
Service, body and parts	95,846	62,351	276,828	174,291
Fleet and other	15,399	7,474	68,272	30,444
Total cost of sales	1,773,658	1,099,271	4,988,759	3,034,818
Gross profit	311,187	197,840	882,211	562,201
Asset impairments	4,131	-	14,391	-
Selling, general and administrative	223,728	131,627	610,956	378,919
Depreciation and amortization	10,531	6,067	30,544	17,399
Operating income	72,797	60,146	226,320	165,883
Floor plan interest expense	(4,951)	(3,127)	(14,255)	(9,326)
Other interest expense	(4,900)	(2,051)	(14,700)	(5,894)
Other (expense) income, net	(307)	1,027	(1,031)	3,110
Income from continuing operations before income taxes	62,639	55,995	196,334	153,773
Income tax provision	(19,248)	(21,458)	(61,067)	(59,372)
Income from continuing operations, net of income tax	43,391	34,537	135,267	94,401
Income from discontinued operations, net of income tax	-	-	-	3,179
Net income	$43,391	$34,537	$135,267	$97,580

Basic income per share from continuing operations	$1.65	$1.32	$5.14	$3.62
Basic income per share from discontinued operations	-	-	-	0.12
Basic net income per share	$1.65	$1.32	$5.14	$3.74

Shares used in basic per share calculations	26,289	26,118	26,304	26,071

Diluted income per share from continuing operations	$1.64	$1.31	$5.10	$3.58
Diluted income per share from discontinued operations	-	-	-	0.13
Diluted net income per share	$1.64	$1.31	$5.10	$3.71

Shares used in diluted per share calculations	26,480	26,359	26,500	26,337

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$43,391	$34,537	$135,267	$97,580
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $103, $114, $283, and $288 respectively	161	184	465	463
Comprehensive income	$43,552	$34,721	$135,732	$98,043

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$135,267	$97,580
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	14,391	-
Depreciation and amortization	30,544	17,399
Stock-based compensation	8,579	5,054
Loss on disposal of other assets	27	307
Gain on disposal of franchise	(5,919)	(5,744)
Deferred income taxes	(7,955)	4,725
Excess tax benefit from share-based payment arrangements	(4,923)	(6,160)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	9,685	(11,336)
Inventories	(132,407)	(44,349)
Other assets	(5,339)	(13,700)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	5,604	1,132
Trade payables	7,768	4,246
Accrued liabilities	16,949	21,913
Other long-term liabilities and deferred revenue	34,651	16,635
Net cash provided by operating activities	106,922	87,702

Cash flows from investing activities:
Principal payments received on notes receivable	-	2,882
Capital expenditures	(62,159)	(54,149)
Proceeds from sales of assets	229	3,243
Cash paid for other investments	(20,693)	(3,385)
Cash paid for acquisitions, net of cash acquired	(34,920)	(81,558)
Proceeds from sales of stores	12,966	10,617
Net cash used in investing activities	(104,577)	(122,350)

Cash flows from financing activities:
Borrowings on floor plan notes payable, net: non-trade	36,204	30,375
Borrowings on lines of credit	878,340	836,156
Repayments on lines of credit	(939,817)	(891,000)
Principal payments on long-term debt, scheduled	(11,048)	(5,528)
Principal payments on long-term debt and capital leases, other	(9,189)	-
Proceeds from issuance of long-term debt	75,675	76,530
Proceeds from issuance of common stock	4,313	3,411
Repurchase of common stock	(24,198)	(11,745)
Excess tax benefit from share-based payment arrangements	4,923	6,160
Dividends paid	(14,739)	(11,731)
Net cash provided by financing activities	464	32,628

Increase (decrease) in cash and cash equivalents	2,809	(2,020)

Cash and cash equivalents at beginning of period	29,898	23,686
Cash and cash equivalents at end of period	$32,707	$21,666

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31,140	$15,556
Cash paid during the period for income taxes, net	50,917	44,918

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$2,160	$3,161
Floor plan debt paid in connection with store disposals	4,400	3,311

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed Consolidated Financial Statements contain unaudited information as of September 30, 2015 and for the three- and nine-month periods ended September 30, 2015 and 2014. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2014 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2014 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 2, 2015. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2014 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation of our financial information. This reclassification was limited to our definition of segment income, which is currently income from continuing operations before taxes less depreciation and amortization, other interest expense and other (expense) income, net. Specifically, we defined intercompany charges and no longer include depreciation and amortization, other interest expense and other (expense) income, net as a component of segment income. These reclassifications had no effect on previously reported net income.

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Contracts in transit	$147,729	$162,785
Trade receivables	33,567	37,194
Vehicle receivables	33,429	34,876
Manufacturer receivables	61,144	56,008
Auto loan receivables	34,943	25,424
Other receivables	4,494	4,554
	315,306	320,841
Less: Allowances	(2,701)	(3,130)
Less: Long-term portion of accounts receivable, net	(26,875)	(22,332)
Total accounts receivable, net	$285,730	$295,379

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

The long-term portion of accounts receivable, net, was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventories, net, consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
New vehicles	$1,036,022	$958,876
Used vehicles	298,954	240,908
Parts and accessories	51,984	49,875
Total inventories	$1,386,960	$1,249,659

Note 4. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2013(1)	$22,548	$16,797	$10,166	$49,511
Additions through acquisitions	68,463	62,804	18,597	149,864
Balance as of December 31, 2014(1)	91,011	79,601	28,763	199,375
Additions through acquisitions	5,825	3,870	1,803	11,498
Reduction related to divestiture	-	(246)	-	(246)
Balance as of September 30, 2015(1)	$96,836	$83,225	$30,566	$210,627

(1)	Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.

The changes in the carrying amounts of franchise value are as follows (in thousands):

Franchise Value
Balance as of December 31, 2013	$71,199
Additions through acquisitions	80,233
Transfers to assets held for sale	(540)
Balance as of December 31, 2014	150,892
Additions through acquisitions	4,331
Reduction related to divestiture	(36)
Balance as of September 30, 2015	$155,187

Note 5. Stockholders’ Equity

Reclassification From Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss was as follows (in thousands):

	Three Months Ended September 30,		Affected Line Item in the Consolidated Statements
	2015	2014	of Operations
Loss on cash flow hedges	$(104)	$(119)	Floor plan interest expense
Taxes	40	46	Income tax provision
Loss on cash flow hedges, net	$(64)	$(73)

	Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements
	2015	2014	of Operations
Loss on cash flow hedges	$(336)	$(370)	Floor plan interest expense
Taxes	131	141	Income tax provision
Loss on cash flow hedges, net	$(205)	$(229)

See Note 8 for more details regarding our derivative contracts.

Repurchases of Class A Common Stock

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock and, on July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. Through September 30, 2015, we have repurchased 1,664,613 shares under this program at an average price of $38.51 per share. Of this amount, 164,837 shares were repurchased during the first nine months of 2015 at an average price of $105.15 per share for a total of $17.3 million. As of September 30, 2015, 1,335,387 shares remained available for repurchase pursuant to this program. The authority to repurchase does not have an expiration date.

In addition, during the first nine months of 2015, we repurchased 77,596 shares at an average price of $88.48 per share, for a total of $6.9 million, related to tax withholdings associated with the vesting of restricted stock units (“RSUs”). The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

Dividends

Dividends paid on our Class A and Class B common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividend amount per share	$0.20	$0.16	$0.56	$0.45
Total amount of dividend (in thousands)	5,257	4,174	14,739	11,731

See Note 16 for a discussion of a dividend related to our third quarter 2015 financial results.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Compensation expense	$450	$381	$1,369	$1,458
Discretionary contribution	-	350	2,249	2,450
Guaranteed annual return	5.25%	5.25%	5.25%	5.25%

As of September 30, 2015 and December 31, 2014, the balance due to participants was $17.7 million and $14.2 million, respectively, and was included as a component of accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets.

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

Inputs are collected from Bloomberg on the last market day of the period and used to determine the rate applied to discount the future cash flows. The valuation of the interest rate swap also takes into consideration estimates of our own, as well as the counterparty’s, risk of non-performance under the contract. See Note 8 for more details regarding our derivative contracts.

We estimate the value of our equity-method investment which is recorded at fair value on a non-recurring basis based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets. Because these valuations contain unobservable inputs, we classified the measurement of fair value of our equity-method investment as Level 3.

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

There were no changes to our valuation techniques during the nine-month period ended September 30, 2015.

Assets and Liabilities Measured at Fair Value

Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at September 30, 2015	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(877)	$-

Measured on a non-recurring basis:
Equity-method investment	$-	$-	$28,147
Long-lived assets held and used:
Certain buildings and improvements	-	-	3,367

Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contracts, net	$-	$(1,750)	$-

Measured on a non-recurring basis:
Equity-method investment	$-	$-	$33,282

See Note 8 for more details regarding our derivative contracts.

Based on operating losses recognized by the equity-method investment, we determined that an impairment of our investment had occurred. Accordingly, we performed a fair value calculation for this investment and determined that a $4.1 million and an $12.4 million impairment, respectively, was required to be recorded as asset impairments in our Consolidated Statements of Operations for the three and nine months ended September 30, 2015. See Note 12.

Long-lived assets classified as held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. An estimate of future undiscounted net cash flows associated with the long-lived assets is used to determine if the carrying value of the assets is recoverable. An impairment charge is recorded if the carrying value of the asset is determined to not be recoverable and exceeds its fair value. Due to changes in the expected future use for certain properties, during the second quarter of 2015, we evaluated the future undiscounted net cash flows for each property. We determined the carrying value was not recoverable and exceeded the estimated fair value. As a result of this evaluation, we recorded $2.0 million of impairment charges associated with these properties in the second quarter of 2015.

Fair Value Disclosures for Financial Assets and Liabilities

We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of September 30, 2015, this debt had maturity dates between November 2016 and October 2034. A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	September 30, 2015	December 31, 2014
Carrying value	$248,557	$257,780
Fair value	256,881	270,781

Note 8. Derivative Financial Instrument

From time to time, we enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

As of September 30, 2015, we had a $25 million interest rate swap outstanding with U.S. Bank Dealer Commercial Services. This interest rate swap matures on June 15, 2016 and has a fixed rate of 5.587% per annum. The variable rate on the interest rate swap is the one-month LIBOR rate. At September 30, 2015, the one-month LIBOR rate was 0.20% per annum, as reported in the Wall Street Journal.

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

The estimated amount that we expect to reclassify from accumulated other comprehensive loss to net income within the next twelve months is $0.8 million at September 30, 2015.

The fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	September 30, 2015
Interest Rate Swap Contract	Accrued liabilities	$877
	Other long-term liabilities	-
$877

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2014
Interest Rate Swap Contract	Accrued liabilities	$1,194
	Other long-term liabilities	556
		$1,750

The effect of derivative instruments on our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Three Months Ended September 30, 2015		Floor plan		Floor plan
Interest Rate Swap Contract	$160	interest expense	$(104)	interest expense	$(195)

Three Months Ended September 30, 2014		Floor plan		Floor plan
Interest Rate Swap Contract	$179	interest expense	$(119)	interest expense	$(184)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain Recognized in Accumulated OCI (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Loss Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)

Nine Months Ended September 30, 2015		Floor plan		Floor plan
Interest Rate Swap Contract	$412	interest expense	$(336)	interest expense	$(563)

Nine Months Ended September 30, 2014		Floor plan		Floor plan
Interest Rate Swap Contract	$381	interest expense	$(370)	interest expense	$(543)

See also Note 7.

Note 9. Acquisitions

In the first nine months of 2015, we completed the following acquisitions, which contributed revenues of $10.5 million for the nine months ended September 30, 2015:

●	On May 14, 2015, we acquired a smart franchise from Smart Center of Omaha.
●	On July 31, 2015, we acquired Bitterroot Ford in Missoula, Montana.
●	On August 20, 2015, we acquired Acura of Honolulu in Honolulu, Hawaii.
●	On September 28, 2015, we acquired Bennett Motors in Great Falls, Montana.

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

No portion of the purchase price was paid with our equity securities. The following table summarizes the consideration paid for the acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration
Cash paid, net of cash acquired	$34,920
Debt issued	2,160
$37,080

Assets Acquired and Liabilities Assumed
Inventories	$12,551
Franchise value	4,331
Property, plant and equipment	10,990
Other assets	178
Other liabilities	(2,468)
25,582
Goodwill	11,498
$37,080

We account for franchise value as an indefinite-lived intangible asset. We expect the full amount of the goodwill recognized to be deductible for tax purposes.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three- and nine-month periods ended September 30, 2015 and 2014 had occurred on January 1, 2014 (in thousands, except for per share amounts):

Three Months Ended September 30,	2015	2014
Revenue	$2,102,459	$1,424,809
Income from continuing operations, net of tax	43,293	35,672
Basic income per share from continuing operations, net of tax	1.65	1.37
Diluted income per share from continuing operations, net of tax	1.63	1.35

Nine Months Ended September 30,	2015	2014
Revenue	$5,936,256	$3,991,066
Income from continuing operations, net of tax	134,738	97,903
Basic income per share from continuing operations, net of tax	5.12	3.76
Diluted income per share from continuing operations, net of tax	5.08	3.72

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

Note 10. Assets Held for Sale and Discontinued Operations

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

As of December 31, 2014, we had two Import stores classified as held for sale. During the first nine months of 2015, we completed the sale of both of these Import stores, and recognized a gain of $5.9 million as a component of selling, general and administrative in our Consolidated Statements of Operations for the nine months ended September 30, 2015.

As of September 30, 2015, we no longer had any stores classified as held for sale. Assets held for sale included the following (in thousands):

	September 30, 2015	December 31, 2014
Inventories	$-	$6,284
Property, plant and equipment	-	1,739
Intangible assets	-	540
	$-	$8,563

Liabilities related to assets held for sale included the following (in thousands):

	September 30, 2015	December 31, 2014
Floor plan notes payable	$-	$4,892

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

Certain financial information related to discontinued operations and sales of stores was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$-	$-	$-	$12,569

Pre-tax loss from discontinued operations	$-	$-	$-	$(467)
Net gain on disposal activities	-	-	-	5,744
	-	-	-	5,277
Income tax expense	-	-	-	(2,098)
Income from discontinued operations, net of income tax expense	$-	$-	$-	$3,179

Goodwill and other intangible assets disposed of	$-	$-	$282	$221
Cash generated from disposal activities	-	-	12,966	10,617
Floor plan debt paid in connection with disposal activities	-	-	4,400	3,311

Note 11. Net Income Per Share of Class A and Class B Common Stock

We compute net income per share of Class A and Class B common stock using the two-class method. Under this method, basic net income per share is computed using the weighted average number of common shares outstanding during the period excluding unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the common shares issuable upon the net exercise of stock options and unvested restricted stock units and is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

Except with respect to voting and transfer rights, the rights of the holders of our Class A and Class B common stock are identical. Under our Articles of Incorporation, the Class A and Class B common stock share equally in any dividends, liquidation proceeds or other distribution with respect to our common stock and the Articles of Incorporation can only be amended by a vote of the shareholders. Additionally, Oregon law provides that amendments to our Articles of Incorporation that would adversely alter the rights, powers or preferences of a given class of stock, must be approved by the class of stock adversely affected by the proposed amendment. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. Because the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended September 30,	2015		2014
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$39,162	$4,229	$31,149	$3,388
Distributed income applicable to common stockholders	(4,745)	(512)	(3,765)	(409)
Basic undistributed income from continuing operations applicable to common stockholders	$34,417	$3,717	$27,384	$2,979

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,727	2,562	23,556	2,562

Basic income per share from continuing operations applicable to common stockholders	$1.65	$1.65	$1.32	$1.32
Basic distributed income per share from continuing operations applicable to common stockholders	(0.20)	(0.20)	(0.16)	(0.16)
Basic undistributed income per share from continuing operations applicable to common stockholders	$1.45	$1.45	$1.16	$1.16

Three Months Ended September 30,	2015		2014
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$4,745	$512	$3,765	$409
Reallocation of distributed income as a result of conversion of dilutive stock options	3	(3)	3	(3)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	509	-	406	-
Diluted distributed income applicable to common stockholders	$5,257	$509	$4,174	$406
Undistributed income from continuing operations applicable to common stockholders	$34,417	$3,717	$27,384	$2,979
Reallocation of undistributed income as a result of conversion of dilutive stock options	27	(27)	28	(28)
Reallocation of undistributed income due to conversion of Class B to Class A	3,690	-	2,951	-
Diluted undistributed income from continuing operations applicable to common stockholders	$38,134	$3,690	$30,363	$2,951

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	23,727	2,562	23,556	2,562
Weighted average number of shares from stock options	191	-	241	-
Conversion of Class B to Class A common shares outstanding	2,562	-	2,562	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,480	2,562	26,359	2,562

Diluted income per share from continuing operations applicable to common stockholders	$1.64	$1.64	$1.31	$1.31
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.20)	(0.20)	(0.16)	(0.16)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$1.44	$1.44	$1.15	$1.15

Three Months Ended September 30,	2015		2014
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	18	-	13	-

Nine Months Ended September 30,	2015		2014
Basic EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$122,092	$13,175	$85,124	$9,277
Distributed income applicable to common stockholders	(13,303)	(1,436)	(10,578)	(1,153)
Basic undistributed income from continuing operations applicable to common stockholders	$108,789	$11,739	$74,546	$8,124

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,742	2,562	23,509	2,562

Basic income per share from continuing operations applicable to common stockholders	$5.14	$5.14	$3.62	$3.62
Basic distributed income per share from continuing operations applicable to common stockholders	(0.56)	(0.56)	(0.45)	(0.45)
Basic undistributed income per share from continuing operations applicable to common stockholders	$4.58	$4.58	$3.17	$3.17

Nine Months Ended September 30,	2015		2014
Diluted EPS from Continuing Operations	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$13,303	$1,436	$10,578	$1,153
Reallocation of distributed income as a result of conversion of dilutive stock options	11	(11)	12	(12)
Reallocation of distributed income due to conversion of Class B to Class A common shares outstanding	1,425	-	1,141	-
Diluted distributed income applicable to common stockholders	$14,739	$1,425	$11,731	$1,141
Undistributed income from continuing operations applicable to common stockholders	$108,789	$11,739	$74,546	$8,124
Reallocation of undistributed income as a result of conversion of dilutive stock options	86	(86)	82	(82)
Reallocation of undistributed income due to conversion of Class B to Class A	11,653	-	8,042	-
Diluted undistributed income from continuing operations applicable to common stockholders	$120,528	$11,653	$82,670	$8,042

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share from continuing operations	23,742	2,562	23,509	2,562
Weighted average number of shares from stock options	196	-	266	-
Conversion of Class B to Class A common shares outstanding	2,562	-	2,562	-
Weighted average number of shares outstanding used to calculate diluted income per share from continuing operations	26,500	2,562	26,337	2,562

Diluted income per share from continuing operations applicable to common stockholders	$5.10	$5.10	$3.58	$3.58
Diluted distributed income per share from continuing operations applicable to common stockholders	(0.56)	(0.56)	(0.45)	(0.45)
Diluted undistributed income per share from continuing operations applicable to common stockholders	$4.54	$4.54	$3.13	$3.13

Nine Months Ended September 30,	2015		2014
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	17	-	13	-

Note 12. Equity-Method Investment

In October 2014, we acquired a 99.9% membership interest in a limited liability company managed by U.S. Bancorp Community Development Corporation with an initial equity contribution of $4.1 million. We made additional equity contributions to the entity of $5.7 million and $17.1 million, respectively, in the three and nine-month periods ended September 30, 2015. We are obligated to make $49.8 million of contributions to the entity over a two-year period ending October 2016, $21.2 million of which had been paid as of September 30, 2015.

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

The following amounts related to this equity-method investment were recorded in our Consolidated Balance Sheets (in thousands):

	September 30, 2015	December 31, 2014
Carrying value, recorded as a component of other non-current assets	$28,147	$33,282
Present value of obligation associated with future equity contributions, recorded as a component of accrued liabilities and other long-term liabilities	28,061	32,177

The following amounts related to this equity-method investment were recorded in our Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Asset impairments to write investment down to fair value	$4,131	$-	$12,391	$-
Our portion of the partnership’s operating losses	1,731	-	5,196	-
Non-cash interest expense related to the amortization of the discounted fair value of future equity contributions	155	-	549	-
Tax benefits and credits generated	7,414	-	22,316	-

Note 13. Transition Agreement

In September 2015, we entered into a Transition Agreement with Sidney B. DeBoer, our Executive Chairman, which provides him certain benefits for his prior service to us. These benefits will be in place until his death, irrespective of his future employment status. The Transition Agreement has an effective date of January 1, 2016 with the initial with payment of these benefits beginning in the third quarter of 2016.

We recorded a charge of $18.3 million in the three and nine-month periods ended September 30, 2015 as a component of selling, general and administrative expense in our Consolidated Statement of Operations related to the present value of estimated future payments due pursuant to this agreement. We believe that these estimates are reasonable; however, actual cash flows could differ materially. We will periodically evaluate whether significant changes in these assumptions have occurred and record a charge if future expected cash flows are significantly different than the reserve recorded.

As of September 30, 2015 the balance associated with this agreement was $18.3 million and was included as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Note 14. Segments

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

Corporate and other revenue and income includes the results of operations of our stand-alone collision center offset by unallocated corporate overhead expenses, such as corporate personnel costs, and certain unallocated reserve and elimination adjustments. Additionally, certain internal corporate expense allocations increase segment income for Corporate and other while decreasing segment income for the other reportable segments. These internal corporate expense allocations are used to increase comparability of our dealerships and reflect the capital burden a stand-alone dealership would experience. Examples of these internal allocations include internal rent expense, internal floor plan financing charges, and internal fees charged to offset employees within our corporate headquarters that perform certain dealership functions.

We define our chief operating decision maker (“CODM”) to be certain members of our executive management group. Historical and forecasted operational performance is evaluated on a store-by-store basis and on a consolidated basis by the CODM. We derive the operating results of the segments directly from our internal management reporting system. The accounting policies used to derive segment results are substantially the same as those used to determine our consolidated results, excepted for the internal allocation within Corporate and other discussed above. Our CODM measures the performance of each operating segment based on several metrics, including earnings from operations, and uses these results, in part, to evaluate the performance of, and to allocate resources to, each of the operating segments.

Certain financial information on a segment basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Domestic	$814,155	$684,835	$2,272,914	$1,893,014
Import	893,465	412,136	2,507,181	1,160,250
Luxury	374,390	196,646	1,083,680	541,082
	2,082,010	1,293,617	5,863,775	3,594,346
Corporate and other	2,835	3,494	7,195	2,673
	$2,084,845	$1,297,111	$5,870,970	$3,597,019
Segment income*:
Domestic	$33,176	$26,659	$91,691	$74,528
Import	30,506	13,407	73,963	37,351
Luxury	8,140	6,227	25,360	14,246
	71,822	46,293	191,014	126,125
Corporate and other	6,555	16,793	51,595	47,831
Depreciation and amortization	(10,531)	(6,067)	(30,544)	(17,399)
Other interest expense	(4,900)	(2,051)	(14,700)	(5,894)
Other (expense) income, net	(307)	1,027	(1,031)	3,110
Income from continuing operations before income taxes	$62,639	$55,995	$196,334	$153,773

*Segment income for each of the segments is defined as Income from continuing operations before income taxes, depreciation and amortization, other interest expense and other (expense) income, net.

Floor plan interest expense:
Domestic	$5,441	$4,601	$15,083	$13,043
Import	3,779	1,966	11,227	5,698
Luxury	2,345	1,062	6,715	3,227
	11,565	7,629	33,025	21,968
Corporate and other	(6,614)	(4,502)	(18,770)	(12,642)
	$4,951	$3,127	$14,255	$9,326

	September 30, 2015	December 31, 2014
Total assets:
Domestic	$961,582	$829,721
Import	700,042	698,015
Luxury	431,577	405,222
Corporate and other	966,628	947,974
	$3,059,829	$2,880,932

Note 15. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which amends the accounting guidance related to revenues. This amendment will replace most of the existing revenue recognition guidance when it becomes effective. The new standard, as amended in July 2015, is effective for fiscal years beginning after December 15, 2017 and entities are allowed to adopt the standard as early as annual periods beginning after December 15, 2016, and interim periods therein. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this amendment will have on our consolidated financial statements and related disclosures and believe the financial impact is not material. We have not yet selected a transition method.

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

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330).” ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out method by prescribing inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.” This guidance eliminated the requirement for retrospective adjustments to financial statements for measurement-period adjustments that occur after a business combination is consummated. ASU 2015-16 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2015 on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-16 to have any effect on our financial position, results of operations or cash flows.

Note 16. Subsequent Events

Acquisition

On October 13, 2015, we acquired the inventory, equipment and intangible assets of Concord Chrysler Jeep Dodge Fiat in Concord, California. We paid $12.4 million in cash for this acquisition.

Common Stock Dividend

On October 19, 2015, our Board of Directors approved a dividend of $0.20 per share on our Class A and Class B common stock related to our third quarter 2015 financial results. The dividend will total approximately $4.7 million and will be paid on November 20, 2015 to shareholders of record on November 6, 2015.

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

●	Anticipated continued success and growth of DCH Auto Group;
●	Anticipated ability to capture additional market share;
●	Anticipated ability to find accretive acquisitions;
●	Anticipated additions of dealership locations to our portfolio in the future;
●	Anticipated availability of liquidity from our unfinanced operating real estate; and
●	Anticipated levels of capital expenditures in the future.

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

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of October 30, 2015, we offered 31 brands of new vehicles and all brands of used vehicles in 135 stores in the United States and online at Lithia.com and DCHauto.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

Our dealerships are located across the United States. We seek domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment.

Our mission statement is: “Driven by our employees and preferred by our customers, Lithia is the leading automotive retailer in each of our markets.” We offer customers convenient, flexible personalized service combined with the large company advantages of selection, competitive pricing, broad access to financing, and warranties. We strive for diversification in our products, services, brands and geographic locations to manage market risk and to maintain profitability. We have developed a centralized support structure to reduce store level administrative functions. This allows store personnel to focus on providing a positive customer experience. With our management information systems and centrally-performed administrative functions in Medford, Oregon, and regional accounting processing centers, we seek to gain economies of scale from our dealership network.

Results of Continuing Operations

For the three months ended September 30, 2015 and 2014, we reported income from continuing operations, net of tax, of $43.4 million, or $1.64 per diluted share, and $34.5 million, or $1.31 per diluted share, respectively.

For the nine months ended September 30, 2015 and 2014, we reported income from continuing operations, net of tax, of $135.3 million, or $5.10 per diluted share, and $94.4 million, or $3.58 per diluted share, respectively.

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

We realized income from discontinued operations, net of tax, of $3.2 million, or $0.13 per diluted share for the nine months ended September 30, 2014. See Note 10 of the Condensed Notes to Consolidated Financial Statements for additional information.

Key Revenue and Gross Profit Metrics

Key performance metrics for revenue and gross profit were as follows (dollars in thousands):

Three months ended September 30, 2015	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,227,080	58.8%	$77,157	6.3%	24.8%
Used vehicle retail	505,885	24.3	62,287	12.3	20.0
Used vehicle wholesale	69,472	3.3	580	0.8	0.2
Finance and insurance(1)	76,633	3.7	76,633	100.0	24.6
Service, body and parts	189,796	9.1	93,950	49.5	30.2
Fleet and other	15,979	0.8	580	3.6	0.2
	$2,084,845	100.0%	$311,187	14.9%	100.0%

Three months ended September 30, 2014	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$732,121	56.4%	$47,648	6.5%	24.1%
Used vehicle retail	340,522	26.3	43,898	12.9	22.2
Used vehicle wholesale	48,853	3.8	504	1.0	0.3
Finance and insurance(1)	46,855	3.6	46,855	100.0	23.7
Service, body and parts	120,772	9.3	58,421	48.4	29.5
Fleet and other	7,988	0.6	514	6.4	0.2
	$1,297,111	100.0%	$197,840	15.3%	100.0%

Nine months ended September 30, 2015	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$3,384,408	57.6%	$208,273	6.2%	23.6%
Used vehicle retail	1,457,617	24.8	184,422	12.7	20.9
Used vehicle wholesale	198,476	3.4	4,147	2.1	0.5
Finance and insurance(1)	213,700	3.6	213,700	100.0	24.2
Service, body and parts	545,966	9.3	269,138	49.3	30.5
Fleet and other	70,803	1.3	2,531	3.6	0.3
	$5,870,970	100.0%	$882,211	15.0%	100.0%

Nine months ended September 30, 2014	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$2,006,127	55.8%	$132,666	6.6%	23.6%
Used vehicle retail	952,890	26.5	128,761	13.5	22.9
Used vehicle wholesale	135,832	3.8	3,339	2.5	0.6
Finance and insurance(1)	130,324	3.6	130,324	100.0	23.2
Service, body and parts	339,726	9.4	165,435	48.7	29.4
Fleet and other	32,120	0.9	1,676	5.2	0.3
	3,597,019	100.0%	$562,201	15.6%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

In 2014, we acquired 36 stores. As a result, we experienced significant growth in the first nine months of 2015 compared to the same period in 2014. We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in August 2014 would be included in same store operating data beginning in September 2015, after its first full complete comparable month of operation. The third quarter operating results for the same store comparisons would include results for that store in only the period of September for both comparable periods.

New Vehicle Revenue and Gross Profit

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)	(Decrease)
Reported
Revenue	$1,227,080	$732,121	$494,959	67.6%
Gross profit	$77,157	$47,648	$29,509	61.9
Gross margin	6.3%	6.5%	(20)bp

Retail units sold	37,401	21,320	16,081	75.4
Average selling price per retail unit	$32,809	$34,340	$(1,531)	(4.5)
Average gross profit per retail unit	$2,063	$2,235	$(172)	(7.7)

Same store
Revenue	$810,720	$727,924	$82,796	11.4%
Gross profit	$50,730	$47,211	$3,519	7.5
Gross margin	6.3%	6.5%	(20)bp

Retail units sold	23,219	21,163	2,056	9.7
Average selling price per retail unit	$34,916	$34,396	$520	1.5
Average gross profit per retail unit	$2,185	$2,231	$(46)	(2.1)

(1)	A basis point is equal to 1/100th of one percent.

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)	(Decrease)
Reported
Revenue	$3,384,408	$2,006,127	$1,378,281	68.7%
Gross profit	$208,273	$132,666	$75,607	57.0
Gross margin	6.2%	6.6%	(40)bp

Retail units sold	103,136	59,040	44,096	74.7
Average selling price per retail unit	$32,815	$33,979	$(1,164)	(3.4)
Average gross profit per retail unit	$2,019	$2,247	$(228)	(10.1)

Same store
Revenue	$2,190,337	$1,988,665	$201,672	10.1%
Gross profit	$136,224	$131,168	$5,056	3.9
Gross margin	6.2%	6.6%	(40)bp

Retail units sold	63,113	58,431	4,682	8.0
Average selling price per retail unit	$34,705	$34,034	$671	2.0
Average gross profit per retail unit	$2,158	$2,245	$(87)	(3.9)

(1)	A basis point is equal to 1/100th of one percent.

New vehicle sales increased 67.6% and 68.7%, respectively, in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 primarily driven by the acquisition of 27 stores from the DCH Auto Group in the fourth quarter of 2014. On a same store basis, new vehicle sales increased 11.4% and 10.1%, respectively, primarily due to unit volume growth of 9.7% and 8.0%, respectively, in the three- and nine-month periods ended September 30, 2015 compared to the same periods in 2014.

Same store unit sales increased in all reportable segments in the 2015 periods compared to the comparable 2014 periods as follows:

	Three months ended September 30, 2015 compared to the same period of 2014	National growth in the three months ended September 30, 2015 compared to the same period of 2014	Nine months ended September 30, 2015 compared to the same period of 2014	National growth in the nine months ended September 30, 2015 compared to the same period of 2014
Domestic	14.6%	7.6%	10.3%	5.0%
Import	4.7	4.8	5.7	4.8
Luxury	6.1	7.3	5.9	7.3
Overall	9.7%	6.2%	8.0%	5.1%

Our unit volume growth rate for the 2015 periods was higher than the national average for our domestic stores as we continued to gain market share within our markets. Unit volume growth for our import stores was nearly flat with the national average in the three months ended September 30, 2015 and had outperformed the national average in the nine-month period ended September 30, 2015. Our luxury stores lagged behind the national average for the three and nine months ended September 30, 2015, mainly associated with our BMW and Mercedes stores which experienced significant growth rates in 2014 that were not repeated in 2015. We continue to focus on increasing our share of overall new vehicle sales within our markets.

New vehicle gross profit increased 61.9% and 57.0%, respectively, for the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014, primarily driven by the acquisition of the DCH Auto Group in the fourth quarter of 2014. On a same store basis, new vehicle gross profit increased 7.5% and 3.9%, respectively, for the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014, primarily due to increased volume, partially offset by decreased gross profit per unit and lower gross margins.

With our volume-based strategy, on a same store basis, the average gross profit per new retail unit decreased $46, or 2.1%, and $87, or 3.9%, respectively, in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014. We believe our volume-based strategy creates additional used vehicle trade-in opportunities, finance and insurance sales and future service work, which will generate incremental business in future periods that will more than offset the lower new vehicle gross profit per unit that has occurred as a result of this strategy.

Used Vehicle Retail Revenue and Gross Profit

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)	(Decrease)
Reported
Retail revenue	$505,885	$340,522	$165,363	48.6%
Retail gross profit	$62,287	$43,898	$18,389	41.9
Retail gross margin	12.3%	12.9%	(60)bp

Retail units sold	26,206	17,710	8,496	48.0
Average selling price per retail unit	$19,304	$19,228	$76	0.4
Average gross profit per retail unit	$2,377	$2,479	$(102)	(4.1)

Same store
Retail revenue	$381,773	$338,400	$43,373	12.8%
Retail gross profit	$49,016	$43,716	$5,300	12.1
Retail gross margin	12.8%	12.9%	(10)bp

Retail units sold	19,255	17,566	1,689	9.6
Average selling price per retail unit	$19,827	$19,264	$563	2.9
Average gross profit per retail unit	$2,546	$2,489	$57	2.3

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)	(Decrease)
Reported
Retail revenue	$1,457,617	$952,890	$504,727	53.0%
Retail gross profit	$184,422	$128,761	$55,661	43.2
Retail gross margin	12.7%	13.5%	(80)bp

Retail units sold	75,099	50,112	24,987	49.9
Average selling price per retail unit	$19,409	$19,015	$394	2.1
Average gross profit per retail unit	$2,456	$2,569	$(113)	(4.4)

Same store
Retail revenue	$1,071,691	$943,360	$128,331	13.6%
Retail gross profit	$141,666	$127,768	$13,898	10.9
Retail gross margin	13.2%	13.5%	(30)bp

Retail units sold	54,197	49,537	4,660	9.4
Average selling price per retail unit	$19,774	$19,044	$730	3.8
Average gross profit per retail unit	$2,614	$2,579	$35	1.4

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

Same store sales increased in all three categories of used vehicles as follows:

	Three months ended September 30, 2015 compared to the same period of 2014	Nine months ended September 30, 2015 compared to the same period of 2014
Certified pre-owned vehicles	20.5%	19.6%
Core vehicles	9.8	12.3
Value autos	10.7	8.1
Overall	12.8	13.6

The same store sales increases were a result of increased unit sales and increased average selling prices per unit as our mix shifted toward higher-priced certified pre-owned and core vehicles from value autos. This mix shift was primarily due to the increasing number of off-lease vehicles as a result of new vehicle sales volume increasing since 2010. The average new vehicle lease is approximately 30 months and, as a result of these lease terms ending and the vehicles returning, supply of late model used vehicles is up.

On an annualized average as of September 30, 2015 and 2014, each of our stores sold 61 and 55 retail used vehicle units, respectively, per month. We continue to target increasing sales to 75 units per store per month.

Used retail vehicle gross profit increased 41.9% and 43.2%, respectively, for the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014, primarily driven by the acquisition of the DCH Auto Group in the fourth quarter of 2014. On a same store basis, gross profit increased 12.1% and 10.9%, respectively, for the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014. These increases were mainly related to increased unit volume and increased gross profit per unit, partially offset by slight margin declines. The unit volume growth was driven by a mix shift toward certified pre-owned and core vehicles, which have higher average selling prices and higher gross profit per unit, but lower gross margins than value autos.

Used Vehicle Wholesale Revenue and Gross Profit

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)	(Decrease)
Reported
Wholesale revenue	$69,472	$48,853	$20,619	42.2%
Wholesale gross profit	$580	$504	$76	15.1
Wholesale gross margin	0.8%	1.0%	(20)bp

Wholesale units sold	10,239	6,989	3,250	46.5
Average selling price per wholesale unit	$6,785	$6,990	$(205)	(2.9)
Average gross profit per retail unit	$57	$72	$(15)	(20.8)

Same store
Wholesale revenue	$54,088	$48,600	$5,488	11.3%
Wholesale gross profit	$690	$544	$146	26.8
Wholesale gross margin	1.3%	1.1%	20bp

Wholesale units sold	7,226	6,916	310	4.5
Average selling price per wholesale unit	$7,485	$7,027	$458	6.5
Average gross profit per retail unit	$96	$79	$17	21.5

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)	(Decrease)
Reported
Wholesale revenue	$198,476	$135,832	$62,644	46.1%
Wholesale gross profit	$4,147	$3,339	$808	24.2
Wholesale gross margin	2.1%	2.5%	(40)bp

Wholesale units sold	28,822	18,889	9,933	52.6
Average selling price per wholesale unit	$6,886	$7,191	$(305)	(4.2)
Average gross profit per retail unit	$144	$177	$(33)	(18.6)

Same store
Wholesale revenue	$148,249	$135,173	$13,076	9.7%
Wholesale gross profit	$3,741	$3,446	$295	8.6
Wholesale gross margin	2.5%	2.5%	0bp

Wholesale units sold	19,437	18,701	736	3.9
Average selling price per wholesale unit	$7,627	$7,228	$399	5.5
Average gross profit per retail unit	$192	$184	$8	4.3

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2015	2014	Increase	Increase
Reported
Revenue	$76,633	$46,855	$29,778	63.6%
Average finance and insurance per retail unit	$1,205	$1,200	$5	0.4

Same store
Revenue	$54,099	$46,607	$7,492	16.1%
Average finance and insurance per retail unit	$1,274	$1,203	$71	5.9

	Nine Months Ended September 30,			%
(Dollars in thousands, except per unit amounts)	2015	2014	Increase	Increase
Reported
Revenue	$213,700	$130,324	$83,376	64.0%
Average finance and insurance per retail unit	$1,199	$1,194	$5	0.4

Same store
Revenue	$148,232	$129,155	$19,077	14.8%
Average finance and insurance per retail unit	$1,264	$1,196	$68	5.7

The increases in total finance and insurance revenue were primarily due to higher unit volume, as a result of the acquisition of the DCH Auto Group in the fourth quarter of 2014. On a same store basis, the increases were due to higher unit volume sales and an increase in the average finance and insurance revenue earned per unit.

Trends in penetration rates for total new and used retail vehicles sold are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Finance and insurance	77%	78%	77%	79%
Service contracts	42	43	42	43
Lifetime lube, oil and filter contracts	25	35	25	36

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

The distribution by credit score for the customers we arranged financing for was as follows:

				Three Months Ended September 30,		Nine Months Ended September 30,
	FICO Score Range			2015	2014	2015	2014
Prime	680	and	above	71%	71%	70%	70%
Non-prime	620	to	679	18	18	19	18
Sub-prime	619	or	less	11	11	11	12

We continued to see the availability of consumer credit expand in the first nine months of 2015 compared to the same period of 2014.

Service, Body and Parts Revenue and Gross Profit

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Reported
Customer pay	$106,170	$66,348	$39,822	60.0%
Warranty	43,449	21,869	21,580	98.7
Wholesale parts	28,490	21,264	7,226	34.0
Body shop	11,687	11,291	396	3.5
Total service, body and parts	$189,796	$120,772	$69,024	57.2%

Service, body and parts gross profit	$93,950	$58,421	$35,529	60.8%
Service, body and parts gross margin	49.5%	48.4%	110bp

Same store
Customer pay	$71,304	$65,907	$5,397	8.2%
Warranty	27,313	21,797	5,516	25.3
Wholesale parts	22,028	21,104	924	4.4
Body shop	11,687	11,291	396	3.5
Total service, body and parts	$132,332	$120,099	$12,233	10.2%

Service, body and parts gross profit	$64,822	$58,100	$6,722	11.6%
Service, body and parts gross margin	49.0%	48.4%	60bp

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Reported
Customer pay	$307,491	$187,509	$119,982	64.0%
Warranty	120,817	59,695	61,122	102.4
Wholesale parts	83,093	61,007	22,086	36.2
Body shop	34,565	31,515	3,050	9.7
Total service, body and parts	$545,966	$339,726	$206,240	60.7%

Service, body and parts gross profit	$269,138	$165,435	$103,703	62.7%
Service, body and parts gross margin	49.3%	48.7%	60bp

Same store
Customer pay	$200,715	$185,616	$15,099	8.1%
Warranty	75,660	59,297	16,363	27.6
Wholesale parts	63,313	60,489	2,824	4.7
Body shop	31,744	31,479	265	0.8
Total service, body and parts	$371,432	$336,881	$34,551	10.3%

Service, body and parts gross profit	$181,850	$163,944	$17,906	10.9%
Service, body and parts gross margin	49.0%	48.7%	30bp

Our service, body and parts sales grew in all areas in the three and nine-month periods ended September 30, 2015 compared to the same periods of 2014. There are more late-model vehicles in operation as new vehicle sales volumes have been increasing since 2010. We believe this increase in units in operation will benefit our service, body and parts sales in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively priced routine maintenance and through our marketing efforts. We increased our same store customer pay business 8.2% and 8.1%, respectively, in the three- and nine-month periods ended September 30, 2015 compared to the same periods in 2014.

Same store warranty sales increased 25.3% and 27.6%, respectively, in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014, primarily due to significant numbers of vehicle recalls. Additionally, we continue to see increases due to the growing number of units in operation. Routine maintenance, such as oil changes, offered by certain brands, including BMW, Toyota and General Motors, for two to four years after a vehicle is sold, provides for future work as consumers return to the franchised dealer for this ‘prepaid’ maintenance item.

Increases in same-store warranty work by segment were as follows:

	Three months ended September 30, 2015 compared to the same period of 2014	Nine months ended September 30, 2015 compared to the same period of 2014
Domestic	18.5%	29.5%
Import	37.4%	19.8%
Luxury	27.2%	32.4%

Same store wholesale parts grew 4.4% and 4.7%, respectively, in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014, primarily due to targeting fleet and mechanical wholesale accounts to expand our sales.

Same store body shop increased 3.5% and 0.8%, respectively, in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014. These increases are a result of increased productivity and volume.

Same store service, body and parts gross profit increased 11.6% and 10.9%, respectively, in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014. The growth in gross profit outpaced our revenue growth in both periods due to improvements in gross margin. Our gross margin improvements were driven by shifts in mix as the growth in warranty, which has a relatively higher gross margin, has outpaced customer pay, wholesale parts and body shop growth compared to the same periods in 2014.

Segments

Certain financial information by segment is as follows:

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2015	2014	(Decrease)	(Decrease)
Revenues:
Domestic	$814,155	$684,835	$129,320	18.9%
Import	893,465	412,136	481,329	116.8
Luxury	374,390	196,646	177,744	90.4
	2,082,010	1,293,617	788,393	60.9
Corporate and other	2,835	3,494	(659)	(18.9)
	$2,084,845	$1,297,111	$787,734	60.7%

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenues:
Domestic	$2,272,914	$1,893,014	$379,900	20.1%
Import	2,507,181	1,160,250	1,346,931	116.1
Luxury	1,083,680	541,082	542,598	100.3
	5,863,775	3,594,346	2,269,429	63.1
Corporate and other	7,195	2,673	4,521	169.1
	$5,870,970	$3,597,019	$2,273,950	63.2%

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2015	2014	(Decrease)	(Decrease)
Segment income*:
Domestic	$33,176	$26,659	$6,517	24.4%
Import	30,506	13,407	17,099	127.5
Luxury	8,140	6,227	1,913	30.7
	71,822	46,293	25,529	55.1
Corporate and other	6,555	16,793	(10,238)	(61.0)
Depreciation and amortization	(10,531)	(6,067)	4,464	73.6
Other interest expense	(4,900)	(2,051)	2,849	138.9
Other (expense) income, net	(307)	1,027	1,334	NM
Income from continuing operations before income taxes	$62,639	$55,995	$6,644	11.9%

NM – not meaningful

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Segment income*:
Domestic	$91,691	$74,528	$17,163	23.0%
Import	73,963	37,351	36,612	98.0
Luxury	25,360	14,246	11,114	78.0
	191,014	126,125	64,889	51.4
Corporate and other	51,595	47,831	3,764	7.9
Depreciation and amortization	(30,544)	(17,399)	13,145	75.6
Other interest expense	(14,700)	(5,894)	8,806	149.4
Other (expense) income, net	(1,031)	3,110	4,140	NM
Income from continuing operations before income taxes	$196,334	$153,773	$42,561	27.7%

*Segment income for each reportable segment is defined as Income from continuing operations before income taxes, depreciation and amortization, other interest expense and other (expense) income, net.

	Three Months Ended September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Retail new vehicle unit sales:
Domestic	12,361	10,398	1,963	18.9%
Import	20,658	8,921	11,737	131.6
Luxury	4,455	2,006	2,449	122.1
	37,474	21,325	16,149	75.7
Allocated to management	(73)	(5)	(68)	NM
	37,401	21,320	16,081	75.4%

	Nine Months Ended September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Retail new vehicle unit sales:
Domestic	33,852	28,989	4,863	16.8%
Import	56,814	24,632	32,182	130.7
Luxury	12,650	5,583	7,067	126.6
	103,316	59,204	44,112	74.5
Allocated to management	(180)	(164)	(16)	NM
	103,136	59,040	44,096	74.7%

NM – Not meaningful.

Domestic

A summary of financial information for our Domestic segment follows:

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenue	$814,155	$684,835	$129,320	18.9%
Segment income	$33,176	$26,659	$6,517	24.4
Retail new vehicle unit sales	12,361	10,398	1,963	18.9

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenue	$2,272,914	$1,893,014	$379,900	20.1%
Segment income	$91,691	$74,528	$17,163	23.0
Retail new vehicle unit sales	33,852	28,989	4,863	16.8

Improvement in our Domestic segment revenue in the three-month period ended September 30, 2015 compared to the same period of 2014 was primarily a result of increases in retail new and used unit sales, increases in new and used vehicle selling prices, an increase in finance and insurance as a function of greater retail vehicle unit volume and improved service body and parts sales. These increases were driven by an improving economic environment, new product introductions from our manufacturer partners, enhanced availability of late model used vehicles and better operational execution within our stores. Chrysler, which represented 53% of our domestic segment revenue in the three-month period ended September 30, 2015, increased its U.S. market share 10 bps to 6.8% in the three months ended September 30, 2015 compared to the same period in 2014. Segment retail new vehicle unit sales increased 18.9% in the three months ended September 30, 2015 compared to the same period in 2014, as same store new unit sales increased 14.6%, with the remaining increase primarily a function of two stores acquired in 2015.

Revenue for the Domestic segment increased in all lines of the business in the nine-month period ended September 30, 2015 compared to the same period of 2014. Chrysler, which represented 53% of our domestic segment revenue in the nine-month period ended September 30, 2015, increased its U.S. market share 10 bps to 6.3% in the nine months ended September 30, 2015 compared to the same period in 2014. Segment retail new vehicle unit sales increased 16.8% in the nine months ended September 30, 2015 compared to the same period in 2014, as same store new unit sales increased 10.3%, with the remaining increase primarily a function of two stores acquired in 2015.

Our Domestic segment income increased 24.4% and 23.0%, respectively, in the three- and nine-month periods ended September 30, 2015 compared to the same periods in 2014. The increases exceed both the increases in revenue and retail new vehicle unit sales primarily as a result of a volume-based retail vehicle strategy, while managing selling, general and administrative expenses.

Import

A summary of financial information for our Import segment follows:

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenue	$893,465	$412,136	$481,329	116.8%
Segment income	$30,506	$13,407	$17,099	127.5
Retail new vehicle unit sales	20,658	8,921	11,737	131.6

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenue	$2,507,181	$1,160,250	$1,346,931	116.1%
Segment income	$73,963	$37,351	$36,612	98.0
Retail new vehicle unit sales	56,814	24,632	32,182	130.7

Increases in our Import segment revenue in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily a result of the acquisition of the DCH Auto Group in October 2014. Of the 27 stores acquired in the DCH Auto Group, 17 of the locations were import branded and over 90% of their revenues were import segment based.

Our Import segment income increased 127.5% and 98.0%, respectively, in the three- and nine-month periods ended September 30, 2015 compared to the same periods in 2014 primarily as a result of the DCH Auto Group acquisition. The increase in segment income in the three-month period exceeded the increase in revenue as we focus on integrating the DCH Auto Group into our existing cost structure, which is more efficient than their historical structure. Import segment income, as a percentage of revenue, improved 20 basis points to 3.5% for the three-months ended September 30, 2015 compared to the same period of 2014.

The increase in segment income in the nine-month period was less than the increase in revenue in the nine-month period due to the integration of the DCH Auto Group as it historically had a higher cost structure than our existing stores and uses a high-volume, low-margin strategy. The DCH Auto Group stores face more competitive dynamics as the stores are in high-density metropolitan locations.

Luxury

A summary of financial information for our Luxury segment follows:

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenue	$374,390	$196,646	$177,744	90.4%
Segment income	$8,140	$6,227	$1,913	30.7
Retail new vehicle unit sales	4,455	2,006	2,449	122.1

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Revenue	$1,083,680	$541,083	$542,597	100.3%
Segment income	$25,360	$14,246	$11,114	78.0
Retail new vehicle unit sales	12,650	5,583	7,067	126.6

Our luxury segment revenue increased 90.4% and 100.3%, respectively, in the three- and nine-month periods ended September 30, 2015 compared to the same periods in 2014 primarily as a result of the acquisition of the DCH Auto Group, which included nine luxury stores in metropolitan markets that are typically higher volume stores than our historical markets.

Our luxury segment income increased 30.7% and 78.0%, respectively, in the three- and nine-month periods ended September 30, 2015 compared to the same periods in 2014. These increases underperformed both the increases in revenue and retail new vehicle unit sales primarily as a result of lower gross margins. The DCH Auto Group stores use a high-volume, low-margin strategy and face more competitive dynamics as the stores are in high-density metropolitan locations. Additionally, the DCH Auto Group has less efficient selling, general and administrative expense control than we have historically had, which resulted in lower total Luxury segment income as a percentage of revenue due to the averaging of the cost structures.

Corporate and Other

Revenues attributable to Corporate and other include the results of operations of our stand-alone collision center offset by certain unallocated reserve and elimination adjustments related to vehicle sales.

The decrease in Corporate and other revenue in the three-month period ended September 30, 2015 compared to the same period of 2014 was primarily a result of an increase in unallocated eliminations related to new vehicle sales, offset by increased revenues for our stand-alone body shop.

The increase in Corporate and other revenues in the nine-month period ended September 30, 2015 compared to the same period of 2014 was primarily a result of increased revenues for our stand-alone body shop.

Segment income attributable to Corporate and other includes amounts associated with the operating income from our stand-alone body shop and certain internal corporate expense allocations that reduce reportable segment income but increase Corporate and other income. These internal corporate expense allocations are used to increase comparability of our dealerships and reflect the capital burden a stand-alone dealership would experience. Examples of these internal allocations include internal rent expense, internal floor plan financing charges, and internal fees charged to offset employees within our corporate headquarters who perform certain dealership functions.

The $10.2 million decrease in Corporate and other segment income in the three-month period ended September 30, 2015 compared to the same period of 2014 was primarily a result of the recording of an $18.3 million charge associated with a transition agreement for Mr. Sidney B. DeBoer, offset by reduced expense associated with certain insurance reserves adjustments. See Note 13 of Condensed Notes to Consolidated Financial Statements elsewhere in this Form 10-Q for additional information regarding the transition agreement.

The $3.8 million increase in Corporate and other segment income in the nine-month period ended September 30, 2015 compared to the same period of 2014 was primarily related to increased internal corporate expense allocations for the capital burden of higher inventory levels, partially offset by the transition agreement charge discussed above.

Asset Impairments

Asset impairments recorded as a component of continuing operations consist of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Equity investment	$4,131	$-	$12,391	$-
Long-lived assets	-	-	2,000	-

Asset impairments of our equity investment are associated with our investment in a limited liability company that participates in the New Markets Tax Credit Program (“NMTC Program”). The equity-method investment generates operating losses on a quarterly basis and, accordingly, we will be required to assess the investment for other than temporary impairment on a quarterly basis. The investment provides a return in the form of tax credits. We recorded a reduction to our income tax provision of $7.4 million and $22.3 million, respectively, related to tax credits under the NMTC Program in the three- and nine-month periods ended September 30, 2015. See Note 12 of Condensed Notes to Consolidated Financial Statements elsewhere in this Form 10-Q for additional information.

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

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Personnel	$157,365	$88,205	$69,160	78.4%
Advertising	18,117	10,887	7,230	66.4
Rent	5,689	3,874	1,815	46.9
Facility costs	11,413	7,749	3,664	47.3
Other	31,144	20,912	10,232	48.9
Total SG&A	$223,728	$131,627	$92,101	70.0%

	Three Months Ended September 30,		Increase
As a % of gross profit	2015	2014	(Decrease)
Personnel	50.6%	44.6%	600	bp
Advertising	5.8	5.5	30
Rent	1.8	2.0	(20)
Facility costs	3.7	3.9	(20)
Other	10.0	10.5	(50)
Total SG&A	71.9%	66.5%	540	bp

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Personnel	$424,384	$254,213	$170,171	66.9%
Advertising	50,267	30,946	19,321	62.4
Rent	17,303	11,192	6,111	54.6
Facility costs	28,214	22,634	5,580	24.7
Other	90,788	59,934	30,854	51.5
Total SG&A	$610,956	$378,919	$232,037	61.2%

	Nine Months Ended September 30,		Increase
As a % of gross profit	2015	2014	(Decrease)
Personnel	48.1%	45.2%	290	bp
Advertising	5.7	5.5	20
Rent	2.0	2.0	-
Facility costs	3.2	4.0	(80)
Other	10.3	10.7	(40)
Total SG&A	69.3%	67.4%	190	bp

The 70.0% and 61.2% increases, respectively, in SG&A in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily driven by increased variable cost associated with increased sales volume and store count, as well as an $18.3 million charge associated with a transition agreement. Offsetting these factors was a non-core charge of $0.9 million and $1.1 million, respectively, related to acquisition expenses for the acquisition of DCH Auto Group in the three- and nine-month periods of 2014.

SG&A expense in the nine-month period of 2015 is offset by a $5.9 million gain associated with the sale of two stores. Additionally, the nine-months ended Septebmer 30, 2014 included non-core charges totaling $3.9 million related to a reserve adjustments associated with a lawsuit filed in 2006 and settled in 2013, a loss reserve for a hailstorm in Texas and a reserve for a contract assumed in an acquisition.

SG&A expense adjusted for non-core charges was as follows (in thousands):

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Personnel	$139,069	$88,205	$50,864	57.7%
Advertising	18,117	10,887	7,230	66.4
Rent	5,689	3,874	1,815	46.9
Adjusted facility costs	11,413	7,749	3,664	47.3
Adjusted other	31,144	20,029	11,115	55.5
Adjusted total SG&A	$205,432	$130,744	$74,688	57.1%

	Three Months Ended September 30,		Increase
As a % of gross profit	2015	2014	(Decrease)
Personnel	44.7%	44.6%	10	bp
Advertising	5.8	5.5	30
Rent	1.8	2.0	(20)
Adjusted facility costs	3.7	3.9	(20)
Adjusted other	10.0	10.1	(10)
Adjusted total SG&A	66.0%	66.1%	(10	)bp

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Personnel	$406,087	$254,213	$151,874	59.7%
Advertising	50,267	30,946	19,321	62.4
Rent	17,303	11,192	6,111	54.6
Adjusted facility costs	34,133	22,634	11,499	50.8
Adjusted other	90,789	54,957	35,832	65.2
Adjusted total SG&A	$598,579	$373,942	$224,637	60.1%

	Nine Months Ended September 30,		Increase
As a % of gross profit	2015	2014	(Decrease)
Personnel	46.0%	45.2%	80	bp
Advertising	5.7	5.5	20
Rent	2.0	2.0	-
Adjusted facility costs	3.9	4.0	(10)
Adjusted other	10.2	9.8	40
Adjusted total SG&A	67.8%	66.5%	130	bp

See “Non-GAAP Reconciliations” for more details.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A expense.

	Three Months Ended September 30,			% of Change in
(Dollars in thousands)	2015	2014	Change	Gross Profit
Gross profit	$311,187	$197,840	$113,347	100.0%
SG&A expense	(223,728)	(131,627)	(92,101)	(81.3)
Throughput contribution			$21,246	18.7%

	Nine Months Ended September 30,			% of Change in
(Dollars in thousands)	2015	2014	Change	Gross Profit
Gross profit	$882,211	$562,201	$320,010	100.0%
SG&A expense	(610,956)	(378,919)	(232,037)	(72.5)
Throughput contribution			$87,973	27.5%

Throughput contributions for newly opened or acquired stores reduce overall throughput because, in the first year of operation, a store’s throughput is equal to the inverse of its SG&A as a percentage of gross profit. For example, a store which achieves SG&A as a percentage of gross profit of 70% will have throughput of 30% in the first year of operation.

We opened one new store and acquired 31 stores since September 30, 2014. Adjusting for these locations and the non-core adjustments discussed above, our throughput contribution on a same store basis was 49.3% and 41.4%, respectively for the three- and nine-month periods ended September 30, 2015. We continue to target a same store throughput contribution in a range of 45% to 50%.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended September 30,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Depreciation and amortization	$10,531	$6,067	$4,464	73.6%

	Nine Months Ended September 30,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Depreciation and amortization	$30,544	$17,399	$13,145	75.6%

The increases in depreciation and amortization in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 were primarily due to our acquisition activity since September 30, 2014. Additionally, we purchased previously leased facilities, built new facilities subsequent to the acquisition of stores and invested in improvements at our facilities and replacement of equipment. These investments increase the amount of depreciable assets and amortizable expenses. In the full year of 2014 and the first nine months of 2015, we had capital expenditures of $86.0 million and $62.2 million, respectively.

Operating Income

Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating margin	3.5%	4.6%	3.9%	4.6%
Operating margin adjusted for non-core charges(1)	4.6%	4.7%	4.3%	4.8%

(1) See “Non-GAAP Reconciliations” for more details.

Due to the effects of the integration of the DCH Auto Group, which has a lower operating efficiency than our other stores, we expect our operating margin to be in the low 4% range throughout 2015. In the three- and nine-month periods ended September 30, 2015, our operating margin was impacted by a charge of $18.3 million associated with a reserve for a transition agreement with Mr. Sidney B. DeBoer. Adjusting for this and other non-core charges, our operating margin was 4.6% and 4.3%, respectively, for the three- and nine-month periods ended September 30, 2015. We continue to focus on cost control, which allows us to leverage our cost structure in an environment of improving sales and aspire to increase our operating margin to our historical level.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense increased $1.8 million and $4.9 million, respectively, in the three- and nine-month periods ended September 30, 2015 compared to the same periods of 2014 primarily as a result of increases in the average outstanding balances on our floor plan facilities due to our increases in vehicle sales as discussed above.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended September 30,			%
(Dollars in thousands)	2015	2014	Change	Change
Floor plan interest expense (new vehicles)	$4,951	$3,127	$1,824	58.3%
Floor plan assistance (included as an offset to cost of sales)	(11,245)	(7,073)	4,172	59.0
Net new vehicle carrying costs	$(6,294)	$(3,946)	$2,348	(59.5)

	Nine Months Ended September 30,			%
(Dollars in thousands)	2015	2014	Change	Change
Floor plan interest expense (new vehicles)	$14,255	$9,326	$4,929	52.9%
Floor plan assistance (included as an offset to cost of sales)	(30,919)	(19,497)	11,422	58.6
Net new vehicle carrying costs	$(16,664)	$(10,171)	$6,493	(63.8)

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2015	2014	(Decrease)	% Increase
Mortgage interest	$3,430	$1,589	$1,841	115.9%
Other interest	1,584	546	1,038	190.1
Capitalized interest	(114)	(84)	(30)	35.7
Total other interest expense	$4,900	$2,051	$2,849	138.9%

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2015	2014	(Decrease)	% Increase
Mortgage interest	$9,786	$4,593	$5,193	113.1%
Other interest	5,200	1,515	3,685	243.2
Capitalized interest	(286)	(214)	(72)	33.6
Total other interest expense	$14,700	$5,894	$8,806	149.4%

The increases in other interest expense in the first three and nine months of 2015 compared to the same periods of 2014 were primarily due to higher volumes of borrowing on our credit facility and higher mortgage interest due to additional mortgage financings, partially offset by increased capitalized interest.

Other (Expense) Income, Net

Other (expense) income, net primarily includes interest income and the gains and losses related to an equity-method investments.

	Three Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Other (expense) income, net	$(307)	$1,027	$1,334	129.9%

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase	% Increase
Other (expense) income, net	$(1,031)	$3,110	$4,141	133.2%

Income Tax Expense

Our effective income tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Effective income tax rate	30.7%	38.3%	31.1%	38.6%
Effective income tax rate excluding tax credits generated through our equity-method investment and other non-core items(1)	38.2%	38.6%	38.7%	38.8%

(1) See “Non-GAAP Reconciliations” for more details.

Our effective income tax rate was 30.7% and 31.1% for the three- and nine-month periods ended September 30, 2015 compared to 38.3% and 38.6%, respectively, in the comparable periods of 2014. For the full year of 2015, we forecast our income tax rate to be approximately 31.1%.

Our effective income tax rate in the first nine months of 2015 was positively affected by new markets tax credits that are generated through our equity-method investment with U.S. Bancorp Community Development Corporation. Excluding this investment and adjusting for other non-core items, we forecast our income tax rate to be 38.7% for the full year 2015.

Non-GAAP Reconciliations

We believe each of the non-GAAP financial measures below improves the transparency of our disclosures, provides a meaningful presentation of our results from the core business operations because they exclude adjustments for items not related to our ongoing core business operations and other non-cash adjustments, and improves the period-to-period comparability of our results from the core business operations. We use these measures in conjunction with GAAP financial measures to assess our business, including our compliance with covenants in our credit facility and in communications with our Board of Directors concerning financial performance. These measures should not be considered an alternative to GAAP measures.

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (dollars in thousands, except per share amounts):

	Three Months Ended September 30, 2015
	As reported	Equity-method investment	Transition Agreement	Adjusted
Asset impairment	$4,131	$(4,131)	$-	$-
Selling, general and administrative	223,728	-	(18,296)	205,432
Operating income	72,797	4,131	18,296	95,224
Other (expense) income	(307)	1,731	-	1,424

Income from continuing operations before income taxes	$62,639	$5,862	$18,296	$86,797
Income tax provision	(19,248)	(7,414)	(6,507)	(33,169)
Income (loss) from continuing operations, net of income tax	$43,391	$(1,552)	$11,789	$53,628

Diluted income (loss) per share from continuing operations	$1.64	$(0.05)	$0.44	$2.03
Diluted share count	26,480

	Three Months Ended September 30, 2014
	As reported	Acquisition expenses	Tax attributes	Adjusted
Selling, general and administrative	$131,627	$(883)	$-	$130,744
Income from operations	60,146	883	-	61,029

Income from continuing operations before income taxes	$55,995	$883	$-	$56,878
Income tax expense	(21,458)	(319)	(194)	(21,971)
Net income from continuing operations	$34,537	$564	$(194)	$34,907

Diluted earnings per share from continuing operations	$1.31	$0.02	$(0.01)	$1.32
Diluted share count	26,359

	Nine Months Ended September 30, 2015
	As reported	Disposal gain on sale of stores	Asset impairment	Equity-method investment	Transition Agreement	Adjusted
Asset impairment	$14,391	$-	$(2,000)	$(12,391)	$-	$-
Selling, general and administrative	610,956	5,919	-	-	(18,296)	598,579
Operating income (loss)	226,320	(5,919)	2,000	12,391	18,296	253,088
Other (expense) income	(1,031)	-	-	5,196	-	4,165

Income (loss) from continuing operations before income taxes	$196,334	$(5,919)	$2,000	$17,587	$18,296	$228,298
Income tax (provision) benefit	(61,067)	2,309	(780)	(22,316)	(6,507)	(88,361)
Income (loss) from continuing operations, net of income tax	$135,267	$(3,610)	$1,220	$(4,729)	$11,789	$139,937

Diluted income (loss) per share from continuing operations	$5.10	$(0.14)	$0.05	$(0.18)	$0.45	$5.28
Diluted share count	26,500

	Nine Months Ended September 30, 2014
	As reported	Reserve adjustments	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$378,919	$(3,931)	$(1,046)	$-	$373,942
Income from operations	165,883	3,931	1,046	-	170,860

Income from continuing operations before income taxes	$153,773	$3,931	$1,046	$-	$158,750
Income tax expense	(59,372)	(1,545)	(406)	(267)	(61,590)
Net income from continuing operations	$94,401	$2,386	$640	$(267)	$97,160

Diluted earnings per share from continuing operations	$3.58	$0.09	$0.03	$(0.01)	$3.69
Diluted share count	26,337

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

Available Sources

Below is a summary of our available funds (in thousands):

	As of September 30,		Increase	% Increase
	2015	2014	(Decrease)	(Decrease)
Cash and cash equivalents	$32,707	$21,666	$11,041	51.0%
Available credit on the credit facilities	163,029	167,324	(4,295)	(2.6)
Total current available funds	195,736	$188,990	6,746	3.6
Estimated funds from unfinanced real estate	108,607	99,847	8,760	8.8
Total estimated available funds	$304,343	$288,837	$15,506	5.4%

Cash flows generated by operating activities and from our credit facility are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of September 30, 2015, our unencumbered owned operating real estate had a book value of $143.4 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $107.6 million at September 30, 2015; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	in Cash Flow
Net cash provided by operating activities	$106,922	$87,702	$19,220
Net cash used in investing activities	(104,577)	(122,350)	17,773
Net cash provided by financing activities	464	32,628	(32,164)

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2015 compared to the same period of 2014 increased $19.2 million, primarily as a result of increased profitability and improved trade receivables collections, partially offset by increased inventory purchases.

Borrowings from and repayments to our syndicated lending group related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory and the associated financing, we also consider our net cash provided by operating activities adjusted to include cash activity associated with our new vehicle credit facility.

Adjusted net cash provided by operating activities is presented below (in thousands):

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014	Increase
Net cash provided by operating activities – as reported	$106,922	$87,702	$19,220
Add: Net borrowings on floor plan notes payable, non-trade	36,204	30,375	5,829
Net cash provided by operating activities – adjusted	$143,126	$118,077	$25,049

Inventories are the most significant component of our cash flow from operations. As of September 30, 2015, our new vehicle days supply was 64, or two days higher than our days supply as of December 31, 2014. Our days supply of used vehicles was 54 days as of September 30, 2015, or one day higher than our days supply as of December 31, 2014. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities

Net cash used in investing activities totaled $104.6 million and $122.4 million, respectively, for the nine-month periods ended September 30, 2015 and 2014. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2015	2014	in Cash Flow
Capital expenditures	$(62,159)	$(54,149)	$(8,010)
Cash paid for acquisitions, net of cash acquired	(34,920)	(81,558)	46,638
Cash paid for other investments	(20,693)	(3,385)	(17,308)
Proceeds from sales of stores	12,966	10,617	2,349

Capital expenditures

Below is a summary of our capital expenditure activities:

	Nine Months Ended September 30,
(Dollars in thousands)	2015	2014
Post-acquisition capital improvements	$4,936	$11,928
Facilities for open points	3,338	3,820
Purchases of previously leased facilities	8,964	19,561
Existing facility improvements	26,610	10,296
Maintenance	18,311	8,544
Total capital expenditures	$62,159	$54,149

Many manufacturers provide assistance in the form of additional incentives or assistance if facilities meet manufacturer image standards and requirements. We expect that certain facility upgrades and remodels will generate additional manufacturer incentive payments.

We expect to use a portion of our future capital expenditures to upgrade facilities that we recently acquired. This additional capital investment is contemplated in our initial evaluation of the investment return metrics applied to each acquisition and is usually associated with manufacturer image standards and requirements.

We expect to make capital expenditures in 2015 of approximately $100 million for capital improvements at recently acquired stores, purchases of land for expansion of existing stores, facility image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

Acquisitions

In the first nine months of 2015, we acquired four stores and added one franchise to one of our existing stores. We acquired seven stores and one franchise in the first nine months of 2014.

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

Other Investments

Our cash paid associated with other investments increased $17.3 million in the nine months ended September 30, 2015 compared to the same period in 2014 mainly associated with our equity investment related to the NMTC Program.

Financing Activities

Net cash provided by financing activities totaled $0.5 million and $32.6 million, respectively, for nine-month periods ended September 30, 2015 and 2014.

Net cash (used in) provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash provided by financing activities, as reported	$464	$32,628
Adjust: cash provided by borrowings on floor plan notes payable: non-trade	(36,204)	(30,375)
Cash (used in) provided by financing activities, as adjusted	$(35,740)	$2,253

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above:

	Nine Months Ended September 30,		Decrease
(Dollars in thousands)	2015	2014	in Cash Flow
Net repayments on lines of credit	$(61,477)	$(54,844)	$(6,633)
Proceeds from issuance of long-term debt	75,675	76,530	(855)
Principal payments on long-term debt, unscheduled	(9,189)	-	(9,189)
Repurchases of common stock	(24,198)	(11,745)	(12,453)
Dividends paid	(14,739)	(11,731)	(3,008)

Borrowing and Repayment Activity

During the first nine months of 2015, we had net repayments of $61.5 million associated with our lines of credit. We raised net mortgage proceeds of $66.5 million during the first nine months of 2015, which were used to pay down our line of credit, increasing availability on our credit facility.

Our debt to total capital ratio, excluding floor plan notes payable, was 44.4% at September 30, 2015 compared to 30.4% at September 30, 2014. We partially funded our 2014 acquisition activity, including the DCH Auto Group acquisition, with additional debt.

Equity Transactions

Under the share repurchase program authorized by our Board of Directors and repurchases associated with stock compensation activity, we repurchased 242,433 shares of our Class A common stock at an average price of $99.81 per share in the first nine months of 2015. As of September 30, 2015, we had 1,335,387 shares available for repurchase under our share repurchase program. The authority to repurchase does not have an expiration date.

In the first nine months of 2015, we declared and paid dividends on our Class A and Class B common stock as follows:

Date dividend paid	Dividend amount per share	Total amount of dividend (in thousands)
March 2015	$0.16	$4,216
May 2015	0.20	5,266
August 2015	0.20	5,257

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

	Outstanding as of September 30, 2015	Remaining Available as of September 30, 2015
Floor plan note payable: non-trade	$1,168,223	$-	(1)
Floor plan notes payable	46,651	-
Used vehicle inventory financing facility	166,000	-	(2)
Revolving lines of credit	41,292	163,029	(2),(3)
Real estate mortgages	391,728	-
Other debt	30,956	-
Total debt	$1,844,850	$163,029

(1)	As of September 30, 2015, we had a $1.25 billion new vehicle floor plan commitment as part of our credit facility.
(2)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(3)	Available credit is based on the borrowing base amount effective as of September 30, 2015. This amount is reduced by $8.7 million for outstanding letters of credit.

Credit Facility

We have a $1.7 billion revolving syndicated credit facility. This syndicated credit facility is comprised of 16 financial institutions, including seven manufacturer-affiliated finance companies. Our credit facility provides for up to $1.25 billion in new vehicle inventory floor plan financing, up to $200 million in used vehicle inventory floor plan financing and a maximum of $250 million in revolving financing for general corporate purposes, including acquisitions and working capital. This credit facility may be expanded to $1.85 billion total availability, subject to lender approval.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of September 30, 2015, we had no balances in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 1.4% at September 30, 2015. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.7% and 2.2%, respectively, at September 30, 2015.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of September 30, 2015
Current ratio	Not less than 1.10 to 1	1.25 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	3.38 to 1
Leverage ratio	Not more than 5.00 to 1	1.84 to 1
Funded debt restriction	Not to exceed $600 million	$424.0 million

As of September 30, 2015, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At September 30, 2015, $46.7 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.8% to 5.0% at September 30, 2015. The mortgages are payable in various installments through October 2034. As of September 30, 2015, we had fixed interest rates on 80% of our outstanding mortgage debt.

Our other debt includes capital leases, sellers’ notes and our equity contribution obligations associated with the new markets tax credit equity investment. The interest rates associated with our other debt ranged from 2.0% to 9.0% at September 30, 2015. This debt, which totaled $30.9 million at September 30, 2015, is due in various installments through January 2024.

Recent Accounting Pronouncements

See Note 15 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Except for the risk factors set forth below, there have been no material changes from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K. The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in that report, which was filed with the Securities and Exchange Commission on March 2, 2015.

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

Adverse conditions resulting from issues related to Volkswagen vehicle emissions may negatively impact our business, results of operations, financial condition and cash flows.

In September 2015, Volkswagen admitted utilizing software in certain diesel engine vehicles to detect when they were being emissions tested and to temporarily change performance to improve results. According to Automotive News, approximately 11 million vehicles built between 2009 and 2015 are affected and will be recalled and Volkswagen is potentially facing lawsuits and significant penalties from regulators worldwide. The current and future impact on Volkswagen’s operations, consumer reputation and future vehicle demand is unclear, as is the effect on our business for the Volkswagen and Audi brands. Lithia currently operates five Volkswagen and three Audi stores, and approximately 3% of year to date 2015 and full year 2014 new vehicle unit sales were within these brands. Changes in demand for Volkswagen and Audi vehicles could significantly affect our business from those brands.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the third quarter of 2015:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum number of shares that may yet be purchased under the plans
July 1 to July 31	23,900	$114.69	23,900	1,377,377
August 1 to August 31	21,000	112.79	21,000	1,356,377
September 1 to September 30	21,148	109.49	20,990	1,335,387
Total	66,048	112.42	65,890

(1)

In 2011 and 2012, our Board of Directors authorized the repurchase of up to a total of 3,000,000 shares of our Class A common stock. Through September 30, 2015, we have repurchased 1,664,613 shares at an average price of $38.51 per share. This authority to repurchase shares does not have an expiration date or a maximum aggregate dollar amount for repurchases.

(2)	Of the shares repurchased in September of 2015, 158 were related to the payment of taxes associated with the exercise of stock options or the vesting of restricted stock units.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index:

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (incorporated by reference to exhibit 3.1 to our Form 10-K for the year ended December 31, 1999).
3.2

2013 Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated August 20, 2013 and filed with the Securities and Exchange Commission on August 26, 2013).

10.1

Transition Agreement dated September 14, 2015 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.1 to Form 8-K dated September 14, 2015 and filed with the Securities and Exchange Commission on September 17, 2015).

10.2

Director Service Agreement effective January 1, 2016 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to Exhibit 10.2 to Form 8-K dated September 14, 2015 and filed with the Securities and Exchange Commission on September 17, 2015).

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

Date: October 30, 2015	LITHIA MOTORS, INC.

By: /s/ Christopher S. Holzshu Christopher S. Holzshu Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

By: /s/ John F. North III John F. North III Vice President (Principal Accounting Officer)