Form 10-K
period 2015-12-31
LITHIA MOTORS INC
filed 2016-02-26
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

___________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2015

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2,686,645,000 computed by reference to the last sales price ($113.16) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2015).

The number of shares outstanding of the Registrant’s common stock as of February 26, 2016 was: Class A: 23,176,372 shares and Class B: 2,542,231 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2016 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.

2015 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Forward-Looking Statements

Certain statements in this Annual Report, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project”, “outlook,” “target”, “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-K include, among others, statements we make regarding:

•	Future market conditions;
•

Expected operating results, such as improved store performance; maintaining incremental throughput between 45% and 50%; continued improvement of selling, general and administrative ("SG&A") expenses as a percentage of gross profit and all projections;

•	Anticipated continued success and growth of DCH Auto Group (“DCH”);
•	Anticipated ability to capture additional market share;
•	Anticipated ability to find accretive acquisitions;
•	Expected revenues from acquired stores;
•	Anticipated additions of dealership locations to our portfolio in the future;
•	Anticipated availability of liquidity from our unfinanced operating real estate;
•	Anticipated levels of capital expenditures in the future; and
•	Our strategies for customer retention, growth, market position, financial results and risk management.

The forward-looking statements contained in this Annual Report involve known and unknown risks, uncertainties and situations that may cause our actual results to materially differ from the results expressed or implied by these statements. Some of those important factors are discussed in Part I, Item 1A. Risk Factors, and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and, from time to time, in our other filings we make with the Securities and Exchange Commission (SEC).

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

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of February 26, 2016, we offered 31 brands of new vehicles and all brands of used vehicles in 139 stores in the United States and online at Lithia.com and DCHauto.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

Our dealerships are located across the United States. We seek domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment.

The following table sets forth information about stores that were part of our continuing operations as of December 31, 2015:

State	Number of Stores	Percent of 2015 Revenue
California	31	21.6%
Oregon	24	16.7
Texas	16	15.0
New Jersey	10	14.6
Montana	11	6.0
Alaska	9	5.4
Washington	9	5.2
Nevada	4	3.0
New York	3	2.9
Idaho	4	2.9
Iowa	7	2.8
Hawaii	4	1.5
North Dakota	3	1.5
New Mexico	2	0.9
Total	137	100.0%

Business Strategy and Operations

Our mission statement is: “Driven by our employees and preferred by our customers, Lithia is the leading automotive retailer in each of our markets.” We offer customers convenient personalized service combined with the large company advantages of selection, competitive pricing and broad access to financing and warranties. We strive for diversification in our products, services, brands and geographic locations to manage market risk and to maintain profitability. We have developed a centralized support structure to reduce store level administrative functions. This allows store personnel to focus on providing a positive customer experience. With our management information systems and centrally-performed administrative functions, we seek to gain economies of scale from our dealership network.

We offer a variety of luxury, import and domestic new vehicle brands and models, reducing our dependence on any one manufacturer and our susceptibility to changing consumer preferences. Encompassing economy and luxury cars, sport utility vehicles (SUVs), crossovers, minivans and trucks, we believe our brand mix is well-suited to what customers demand in the markets we serve. Our new vehicle unit mix of 54% import, 33% domestic and 13% luxury compares to the national market mix of 48%, 45% and 7%, respectively, for the year ended December 31, 2015.

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

During 2015, we focused on the following areas to achieve our mission:

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

•	growing our service, body and parts revenues as units in operation increase;
•	leveraging our cost structure;
•	diversifying our franchise mix through acquisitions;
•	integrating acquired stores to achieve targeted returns;
•	increasing our return to investors through dividends and strategic share buy backs;
•	investing in our existing stores to increase profits; and
•	paying down debt to prepare for future expansion opportunities.

We believe we can leverage our cost structure as revenues increase and we integrate acquired stores. In 2015, we purchased six stores and one franchise and opened one new store. We expect these acquisitions to add over $270 million in annual revenues. Our acquisition targets typically have higher SG&A expenses as a percentage of gross profit than our existing store base.

We target SG&A as a percentage of gross profit in the upper 60% range and monitor how efficiently we leverage our cost structure by evaluating throughput. Throughput is calculated as the percentage of incremental gross profit dollars we retain after deducting increases in SG&A expense. For the years ended December 31, 2015 and 2014, our incremental throughput was 29.6% and 29.4%, respectively. Adjusting for non-core items, our adjusted throughput in 2015 and 2014 was 31.5% and 30.5%, respectively. See “Non-GAAP Reconciliations” for additional information.

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

As noted above, we acquired six stores, one franchise and opened one new store in 2015, in addition to acquiring 35 stores and opening one new store in 2014. Adjusting to exclude these locations and other non-core adjustments, our throughput contribution on a same store basis was 51% and 43% for the years ended December 31, 2015 and 2014, respectively. We continue to target a same store throughput contribution of 45% to 50% in 2016.

We continuously evaluate our portfolio of franchises to balance our brand mix, minimize exposure to any one franchise and achieve financial returns. In the past three years we acquired or opened 51 stores. Additionally, we divest stores that are not meeting our financial return requirements or other performance expectations. Divestiture activity generated $23.6 million during the past three years as we sold three stores.

New Vehicles

In 2015, we sold 137,486 new vehicles, generating 23.8% of our gross profit for the year. New vehicle sales have the potential to create incremental future profit opportunities through certain manufacturer incentive programs, resale of used vehicles acquired through trade-in, arranging of third-party financing, vehicle service and insurance contracts, and future service and repair work.

In 2015, we represented 31 domestic and import brands ranging from economy to luxury cars, SUVs, crossovers, minivans and light trucks.

Manufacturer	Percent of 2015 New Vehicle Revenue	Percent of 2015 New Vehicle Gross Profit
Chrysler, Jeep, Dodge, Ram, Alfa Romeo	20.6%	17.1%
Honda, Acura	18.4	20.5
Toyota, Scion	16.3	15.0
Chevrolet, Cadillac, GMC, Buick	11.2	12.2
BMW, MINI	9.0	10.2
Subaru	5.6	3.2
Ford, Lincoln	5.4	5.2
Volkswagen, Audi	3.3	3.8
Nissan	2.9	3.8
Mercedes, smart	2.5	3.5
Hyundai	1.6	2.4
Lexus	1.4	1.5
Kia	1.0	0.8
Porsche	0.3	0.5
Mazda	0.2	0.3
Fiat	0.1	—	*
Mitsubishi	0.1	—	*
Volvo	0.1	—	*
Total	100.0%	100.0%

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

Used Vehicles

At each new vehicle store, we also sell used vehicles. In 2015, we sold 99,109 retail used vehicles, which generated 20.5% of our gross profit.

Our used vehicle operations give us an opportunity to:

•	generate sales to customers unable or unwilling to purchase a new vehicle;
•	generate sales of vehicle brands other than the store’s new vehicle franchise(s);
•	increase vehicle sales by aggressively pursuing customer trade-ins; and
•	increase finance and insurance revenues and service and parts sales.

We classify our used vehicles in three categories: manufacturer certified pre-owned used vehicles ("CPO"); late model, lower-mileage vehicles ("Core Product") and higher mileage, older vehicles "(Value Autos"). We offer CPO vehicles at most of our franchised dealerships. These vehicles undergo additional reconditioning and receive an extended OEM-provided warranty. Core Product are reconditioned and offer a Lithia certified warranty. Value Autos undergo a safety check and a lesser degree of reconditioning and are offered to customers who desire a less expensive vehicle or a lower monthly payment.

We acquire our used vehicles through customer trade-ins, purchases from non-Lithia stores, independent vehicle wholesalers and private parties, and at closed auctions.

Our near-term goal for used vehicles is to retail an average of 75 units per store per month. As of December 31, 2015, our stores sold an annualized average of 62 retail used units per month. We believe used vehicle sales represent a significant area for organic growth. As new vehicle sales growth rates return to average historical levels and we continue our focus on growing used retail sales, we believe our long-term target is achievable.

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

Vehicle Financing, Service Contracts and Other Products

As part of the vehicle sales process, we assist in arranging customer financing options as well as offering extended warranties, insurance contracts and vehicle and theft protection products. The sale of these items generated 24.1% of our gross profit in 2015.

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

We arranged financing on 77% of the vehicles we sold during 2015. Our presence in multiple markets and changes in technology surrounding the credit application process have allowed us to utilize a larger network of lenders across a broader geographic area. Additionally, we continue to see the availability of consumer credit expand with lenders increasing the loan-to-value amount available to most customers. These shifts afford us the opportunity to sell additional or more comprehensive products, while remaining within a loan-to-value framework acceptable to our lenders.

We also market third-party extended warranty contracts, insurance contracts and vehicle and theft protection products to our customers. These products and services yield higher profit margins than vehicle sales and contribute significantly to our profitability. Extended warranty and service contracts for vehicles provide coverage for certain repairs beyond the duration or scope of the manufacturer’s warranty. We believe the sale of extended warranties, service contracts and vehicle and theft protection products increases our service and parts business. Additionally, these products build a customer base for future repair work at our locations.

When customers finance an automobile purchase, we offer them life, accident and disability insurance coverage, as well as guaranteed auto protection coverage that provides protection from loss incurred by the difference in the amount owed and the amount received under a comprehensive insurance claim. We receive a commission on each policy sold.

We offer a lifetime lube, oil and filter (“LOF”) service, which, in 2015, was purchased by 25% of our total new and used vehicle buyers. This service, where customers prepay for their LOF services, helps us retain customers by building customer loyalty and provides opportunities for selling additional routine maintenance items and generating repeat service business. In 2015, we sold an average of $56 of additional maintenance on each lifetime LOF service we performed.

Service, Body and Parts

In 2015, our service, body and parts operations generated 31% of our gross profit. Our service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service for the new vehicle brands sold by our stores, as well as service and repair most other makes and models.

The service and parts business provides important repeat revenues to our stores, which we seek to grow organically. Customer pay revenues represent sales for vehicle maintenance, service performed on vehicles that have fallen outside the manufacturer warranty period, repairs not covered by a manufacturer warranty, or maintenance and service on other makes and models. We believe increasing our product and service offerings for customers differentiates us from independent repair shops and dealerships with less scale. Our service and parts revenues benefit from the increases we have seen in new vehicle sales over the last few years as there are a greater number of late model vehicles in operation, which tend to visit franchised dealership locations more frequently than older vehicles due to the manufacturer warranty period. Additionally, certain franchises provide routine maintenance, such as oil changes, for two to four years after a vehicle is sold, which provides for future warranty work.

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

We believe body shops provide an attractive opportunity to grow our business, and we continue to evaluate potential locations to expand. We currently operate 17 collision repair centers: five in Texas; four in Oregon; two each in Idaho and Washington; and one each in Alaska, Montana, Iowa and Nevada.

Segments

We report three business segments: Domestic, Import and Luxury. For certain financial information by segment, see Notes 1 and 19 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Marketing

We believe that stores with strong local identities and customer loyalty are critical to our success. We want our customers’ experiences to be so satisfying that we earn their business for life. In conjunction with our manufacturer partners, we utilize an owner marketing strategy consisting of database analysis, email, traditional mail and phone contact to anticipate, listen and respond to customer needs.

To increase awareness and traffic at our stores, we use a combination of traditional, digital and social media to reach potential customers. Total advertising expense, net of manufacturer credits, was $69.9 million in 2015, $46.7 million in 2014 and $39.6 million in 2013. In 2015, approximately 35% of those funds were spent in traditional media and 65% were spent in digital and owner communications and other media outlets. In all of our communications, we seek to convey the promise of a positive customer experience, competitive pricing and wide selection.

Certain advertising and marketing expenditures are offset by manufacturer cooperative programs which require us to submit requests for reimbursement to manufacturers for qualifying advertising expenditures. These advertising credits are not tied to specific vehicles and are earned as qualifying expenses are incurred. These reimbursements are recognized as a reduction of advertising expense. Manufacturer cooperative advertising credits were $19.8 million in 2015, $16.3 million in 2014 and $11.8 million in 2013.

Many people now shop online before visiting our stores. We maintain websites for all of our stores and corporate sites (Lithia.com and DCHAuto.com) to generate customer leads for our stores.

Our websites enable our customers to:

•	locate our stores and identify the new vehicle brands sold at each store;
•	search new and pre-owned vehicle inventory;
•	view current pricing and specials;

•	calculate payments for purchase or lease;
•	obtain a value for their vehicle to trade or sell to us;
•	submit credit applications;
•	shop for and order manufacturers’ vehicle parts;
•	schedule service appointments; and
•	provide feedback about their experience.

We also maintain mobile versions of our websites and a mobile application in anticipation of greater adoption of mobile technology. Mobile traffic now accounts for 35% of our web traffic and all of the sites utilize responsive technology to enhance mobile and tablet usage.

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

Our financing activities with customers are subject to numerous federal, state and local laws and regulations. In recent years, there has been an increase in activity related to oversight of consumer lending by the Consumer Financial Protection Bureau (CFPB), which has broad regulatory powers. The CFPB does not have direct authority over automotive dealers; however, its regulation of larger automotive finance companies and other financial institutions could affect our financing activities. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals, a class of individuals, or governmental entities. These claims may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct store operations and fines.

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

Employees

As of December 31, 2015, we employed approximately 9,574 persons on a full-time equivalent basis.

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

Available Information and NYSE Compliance

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). You may inspect and copy our reports, proxy statements, and other information filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. The SEC maintains an Internet Web site at http://www.sec.gov where you may access copies of our SEC filings. We also make available free of charge, on our website at www.lithiainvestorrelations.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Annual Report on Form 10-K. You may also obtain copies of these reports by contacting Investor Relations at 877-331-3084.

Item 1A. Risk Factors

You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us, or that we currently deem immaterial, may also impair our business operations.

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

Our operations are geographically concentrated and our business may be adversely affected by unfavorable conditions in our local markets, even if those conditions are not prominent nationally.

Our performance is subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships are currently located in limited markets in 15 states, with sales in the top three states accounting for approximately 53% of our revenue in 2015. Our results of operations, therefore, depend substantially on general economic conditions, consumer spending levels and other factors in those markets and could be materially adversely affected to the extent these markets experience sustained economic downturns regardless of improvements in the U.S. economy overall.

Natural disasters and adverse weather conditions can disrupt our business.

Our dealerships are concentrated in states and regions in the U.S., including California and Texas, in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, landslides and wind or hail storms) or other extraordinary events have in the past, and may in the future, disrupt our dealership operations. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations.

In addition, the automotive manufacturing supply chain spans the globe. As such, supply chain disruptions resulting from natural disasters and adverse weather events may affect the flow of inventory or parts to us or our manufacturing partners. Such disruptions could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

Increasing competition among automotive retailers reduces our profit margins on vehicle sales and related businesses. Further, the use of the Internet in the car purchasing process could materially adversely affect us.

Automobile retailing is a highly competitive business. Our competitors include publicly- and privately-owned dealerships, of which certain competitors are larger and have greater financial and marketing resources than we have. Many of our competitors sell the same or similar makes of new and used vehicles that we offer in our markets at competitive prices. We do not have any cost advantage in purchasing new vehicles from manufacturers due to the volume of purchases or otherwise.

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

Historically, in times of rapid increase in crude oil and fuel prices, sales of vehicles have dropped, particularly in the short term, as the economy slows, consumer confidence wanes and fuel costs become more prominent to the consumer’s buying decision. In sustained periods of higher fuel costs, consumers who do purchase vehicles tend to prefer smaller, more fuel-efficient vehicles (which typically have lower margins) or hybrid vehicles (which can be in limited supply during these periods).

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

In September 2015, Volkswagen and related entities admitted utilizing software in certain diesel engine vehicles to detect when they were being emissions tested and to temporarily change performance to improve results. According to Automotive News, approximately 11 million vehicles built between 2009 and 2015 are affected and will be recalled and Volkswagen is potentially facing lawsuits and significant penalties from regulators worldwide. The current and future impact on Volkswagen’s operations, consumer reputation and future vehicle demand is unclear, as is the effect on our business for the Volkswagen, Audi and Porsche brands. Lithia currently operates five Volkswagen, three Audi and one Porsche stores, and approximately 3% of 2015 and 2014 new vehicle unit sales were within these brands. Changes in demand for Volkswagen, Audi and Porsche vehicles could significantly affect our business from those brands. Certain of the Company’s related entities that operate its Volkswagen, Audi and Porsche stores have been named as defendants or otherwise served in certain putative class actions filed by automobile owners against dealerships selling these brands. The Company has tendered defense of these cases to the manufacturers, and the manufacturers have honored their contractual defense and indemnity obligations to date.

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

We depend upon the manufacturers and distributors for sales incentives, warranties and other programs that are intended to promote new vehicle sales or supplement dealer income. Manufacturers and distributors routinely make changes to their incentive programs. Key incentive programs include:

•	customer rebates;
•	dealer incentives on new vehicles;
•	special financing rates on certified, pre-owned cars; and
•	below-market financing on new vehicles and special leasing terms.

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

Each of our stores operates pursuant to a Franchise Agreement with each of the respective manufacturers for which it serves as franchisee. Each of our stores may obtain new vehicles from manufacturers, service vehicles, sell new vehicles, and display vehicle manufacturers’ brand only to the extent permitted under these agreements. As a result of the terms of our Franchise Agreements, manufacturers exert significant control over the day-to-day operations at our stores. Such agreements contain provisions for termination or non-renewal for a variety of causes, including service retention, facility compliance, customer satisfaction and sales and financial performance. From time to time, certain of our stores have failed to comply with certain provisions of their franchise agreements, and we cannot ensure that our stores will be able to comply with these provisions in the future.

Our Franchise Agreements expire at various times, and there can be no assurances that we will be able to renew these agreements on a timely basis or on acceptable terms or at all. Actions taken by a manufacturer to exploit its bargaining position in negotiating the terms of renewals of franchise agreements or otherwise could also have a material adverse effect on our revenues and profitability. If a manufacturer terminates or fails to renew one or more of our significant franchise agreements or a large number of our franchise agreements, such action could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

Our Franchise Agreements do not give us the exclusive right to a given geographic area. Manufacturers may be able to establish new franchises or relocate existing franchises, subject to applicable state franchise laws. The establishment of or relocation of franchises in our markets could have a material adverse effect on the business, financial condition and results of operations of our stores in the market in which the action is taken.

Manufacturer stock ownership requirements and restrictions may impair our ability to maintain or renew franchise agreements or issue additional equity.

Certain of our Franchise Agreements prohibit transfers of ownership interests of a store or, in some cases, the ownership interests of the store’s indirect parent companies, including the Company. Agreements with various manufacturers, including, among others, Honda/Acura, Hyundai, Mazda, Volkswagen, Mercedes-Benz, Subaru, Toyota, Ford/Lincoln, GM, and Nissan, provide that, under certain circumstances, we may lose a franchise and/or be forced to sell one or more stores or their assets if there occurs a prohibited transfer of ownership interests (in some cases not defined or defined ambiguously) or a person or entity acquires an ownership interest in us above a specified level (ranging from 20% to 50% depending on the particular manufacturer’s restrictions and falling as low as 5% if another vehicle manufacturer or distributor is the entity acquiring the ownership interest) without the approval of the manufacturer. Transactions in our stock by our stockholders or prospective stockholders, including transactions in our Class B common stock, are generally outside of our control and may result in the termination or non-renewal of one or more of our franchises, may result in a forced sale of one or more of our stores or their assets at a price below fair market value or may impair our ability to negotiate new franchise agreements for dealerships we desire to acquire in the future, which may have a material adverse effect on our business, results of operations, financial condition and cash flows. These restrictions may also prevent or deter a prospective acquirer from acquiring control of us or otherwise adversely affect the market price of our Class A common stock or limit our ability to restructure our debt obligations.

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

Import product restrictions, currency valuations, and foreign trade risks may impair our ability to sell foreign vehicles or parts profitably.

A significant portion of the vehicles we sell, as well as certain major components of such vehicles, are manufactured outside the U.S. As a result, our operations are subject to customary risks of importing merchandise, including import duties, exchange rates, trade restrictions, work stoppages, transportation costs, natural or man-made disasters, and general political and socio-economic conditions in other countries. The U.S. or the countries from which our products are imported, may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices. Fluctuations of the U.S. dollar against foreign currencies in the future may result in an increase in costs to us and in the retail price of such vehicles or parts, which could discourage consumers from purchasing such vehicles and adversely impact our profitability.

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

We are subject to federal, state and local laws and regulations in the 15 states in which we operate. New laws and regulations are enacted on an ongoing basis. With the number of stores we operate, the number of personnel we employ and the large volume of transactions we handle, it is likely that technical mistakes will be made. These regulations affect our profitability and require ongoing training. Current practices in stores may become prohibited. We are responsible for ensuring that continued compliance with laws is maintained. If there are unauthorized activities, the state and federal authorities have the power to impose civil penalties and sanctions, suspend or withdraw dealer licenses or take other actions. These actions could materially impair our activities or our ability to acquire new stores in those states where violations occurred. Further, private causes of action on behalf of individuals or a class of individuals could result in significant damages or injunctive relief.

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

Government regulations, compliance costs and tax policies may adversely affect our business, and the failure to comply could have a material adverse effect on our results of operations.

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

Our marketing and disclosure regarding the sale and servicing of vehicles is regulated by federal, state and local agencies including the Federal Trade Commission ("FTC") and state Attorneys General. For example, in January 2016, we settled FTC allegations that we did not adequately disclose information about used vehicles with open safety recalls. Under the settlement, we did not make any payments or admit wrong-doing, but we did agree to make specified disclosures on our website and to provide that disclosure to certain customers who had previously purchased a used vehicle from us.

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

We are subject to tax liabilities imposed by the jurisdictions where we operate, which may vary significantly and are subject to change. Among others, these taxes include income taxes, property taxes, indirect taxes (excise/duty, sales/use and gross receipts taxes), payroll taxes, franchise taxes, withholding taxes and ad valorem taxes. These taxes may disproportionately affect us, compared to other businesses and our competitors. We may not be able to pass these taxes on to consumers in all cases and remain competitive. For example, a proposed initiative in Oregon would impose a minimum tax on gross receipts of C Corporations that cannot be offset by tax credits. Such a tax would have a disproportionate effect on us because certain of our competitors who are not C Corporations would not be subject to this tax. New tax laws and regulations and changes in existing tax laws and regulations could materially and adversely affect our financial results.

Breaches in our data security systems or in systems used by our vendor partners, including cyber-attacks or unauthorized data distribution by employees or affiliated vendors, could disrupt our operations or result in the loss or misuse of customers’ proprietary information.

Our information technology systems are important to operating our business efficiently. We employ information technology systems, including websites, that allow for the secure storage and transmission of customers’ proprietary information. The failure of our information technology systems to perform as we anticipate could disrupt our business and could expose us to a risk of loss or misuse of this information, litigation and potential liability.

In addition, our customers have an expectation that we will adequately protect their information from cyber-attack or other security breaches. A significant breach of customer, employee or other data could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits.

Our information technology systems, and those of our vendors, may be vulnerable to data protection breaches and cyber-attacks beyond our control and we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. There are numerous opportunities for a data-security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, misappropriation of data by employees, vendors or unaffiliated third parties, computer viruses, human errors, programming errors, vandalism, and other events. We invest in security technology to protect our data and business processes against many of these risks. We also purchase insurance to mitigate the potential financial impact of many of these risks. Despite these precautions, we cannot assure that a breach will not occur and any breach or attack could have a negative impact on our operations or business reputation.

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

Manufacturers

We are required to obtain consent from the applicable manufacturer prior to the acquisition of a franchised store. In determining whether to approve an acquisition, a manufacturer considers many factors, including our financial condition, ownership structure, the number of stores currently owned and our performance with those stores. Obtaining manufacturer approval of acquisitions also takes a significant amount of time, typically 60 to 90 days. In the past, we have been denied the ability to purchase stores due to the performance of our stores. We cannot assure you that manufacturers will approve future acquisitions timely, if at all, which could significantly impair the execution of our acquisition strategy.

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

Acquisition Risks

We will face risks commonly encountered with growth through acquisitions. These risks include, without limitation:

•	failing to assimilate the operations and personnel of acquired dealerships;
•	straining our existing systems, procedures, structures and personnel;
•	failing to achieve predicted sales levels;
•	incurring significantly higher capital expenditures and operating expenses, which could substantially limit our operating or financial flexibility;
•	entering new, unfamiliar markets;
•	encountering undiscovered liabilities and operational difficulties at acquired dealerships;
•	disrupting our ongoing business;
•	diverting our management resources;
•	failing to maintain uniform standards, controls and policies;
•	impairing relationships with employees, manufacturers and customers as a result of changes in management;
•	incurring increased expenses for accounting and computer systems, as well as integration difficulties;
•	failing to obtain a manufacturer’s consent to the acquisition of one or more of its dealership franchises or renew the franchise agreement on terms acceptable to us;
•	incorrectly valuing entities to be acquired; and
•	Incurring additional facility renovation costs or other expenses required by the manufacturer.

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

Limitations on Our Capital Resources

We make a substantial capital investment when we acquire dealerships. Limitations on our capital resources would restrict our ability to complete new acquisitions or could limit our operating or financial flexibility.

We finance acquisitions activity with cash flows from our operations, borrowings under our credit arrangements, proceeds from mortgage financing and the issuance of shares of Class A common stock. The size of our acquisition activity in recent years magnifies risks associated with debt service obligations. These risks include potential lower earnings per share, our inability to pay dividends and potential negative impacts to the debt covenants we negotiated under our credit agreement.

If we fail to meet the covenants in our credit facility, or if some other event occurs that results in a default or an acceleration of our repayment obligations under our credit agreements, we may not be able to refinance our debt on terms acceptable to us or at all. We may not be able to obtain financing in the future due to the market price of our Class A common stock and overall market conditions. Additionally, a substantial amount of assets of our dealerships are pledged to secure the indebtedness under our credit facility and our other floor plan financing indebtedness. These pledges may limit our ability to borrow from other sources in order to fund our acquisitions.

We are subject to substantial risk of loss under our various self-insurance programs including property and casualty, open lot vehicle coverage, workers’ compensation and employee medical coverage. Our insurance does not fully cover all of our operational risks, and changes in the cost of insurance or the availability of insurance could materially increase our insurance costs or result in a decrease in our insurance coverage.

We have a significant concentration of our property values at each dealership location, including vehicle and parts inventories and our facilities. Natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, landslides and wind or hail storms) or other extraordinary events subject us to property loss and business interruption. Illegal or unethical conduct by employees, customers, vendors and unaffiliated third parties can also impact our business. Other potential liabilities arising out of our operations may involve claims by employees, customers or third parties for personal injury or property damage and potential fines and penalties in connection with alleged violations of regulatory requirements.

Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims-handling expenses. Costs in excess of these retained risks may be insured under various contracts with third-party insurance carriers. As of December 31, 2015, we had total reserve amounts associated with these programs of $25.9 million.

The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. The operation of automobile dealerships is subject to a broad variety of risks. In certain instances, our insurance may not fully cover an insured loss depending on the magnitude and nature of the claim. Accordingly, we cannot assure that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows. Additionally, changes in the cost of insurance or the availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase the portion of our risks that we self-insure.

Indefinite-lived intangible assets, which consist of goodwill and franchise value, comprise a meaningful portion of our total assets ($370.9 million, or 11.5% of our total assets, at December 31, 2015). We must assess our indefinite-lived intangible assets for impairment at least annually, which may result in a non-cash write-down of franchise rights or goodwill.

Indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our Franchise Agreements with vehicle manufacturers. The risk of impairment charges associated with goodwill and franchise value increase if there are declines in our market capitalization, profitability, or cash flows; if losses are suffered at particular stores; if a manufacturer files for bankruptcy or if stores are closed. Impairment charges result in non-cash write-downs of the affected store's franchise value or goodwill. Furthermore, impairment charges could have an adverse impact on our ability to satisfy the financial ratios or other covenants under our debt agreements and could have a material adverse impact on our business, results of operations, financial condition and cash flows.

Our indebtedness and lease obligations could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations. Much of our debt has a variable interest rate component that may significantly increase our interest costs in a rising rate environment.

Our indebtedness and lease obligations could have important consequences to us, including the following:

•	limitations on our ability to make acquisitions;
•	impaired ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes;
•	reduced funds available for our operations and other purposes, as a larger portion of our cash flow from operations would be dedicated to the payment of principal and interest on our indebtedness; and
•	exposure to the risk of increasing interest rates as certain borrowings are, and will continue to be, at variable rates of interest.

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

As of December 31, 2015, including the effect of interest rate swaps, approximately 84% of our total debt was variable rate. The majority of our variable rate debt is indexed to the one-month LIBOR rate. The current interest rate environment is at historically low levels, and interest rates will likely increase in the future. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows.

We may not be able to satisfy our debt obligations upon the occurrence of a change in control or another event of default under our credit agreement.

Upon the occurrence of a change in control or another event of default as defined in our credit agreement, the agent under the credit agreement will have the right to declare all outstanding obligations immediately due and payable and to terminate the availability of future advances to us. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under the credit agreement in the event of a change in control or fundamental change. In the event we were unable to satisfy these obligations, it could have a material adverse impact on our business and our common stock holders. A “change in control” as defined in our credit agreement includes, among other events, Lithia Holding Company, L.L.C. and Mr. Sidney DeBoer or Bryan DeBoer (or certain successors acceptable to the agent and the required lenders) ceasing to directly own more than 51% of the voting power of our capital stock ordinarily having the right to vote at an election of directors.

A decline in our credit rating or a general disruption in the credit markets could negatively impact our liquidity and ability to conduct our operations.

A deterioration of our credit rating, or a general disruption in the credit markets, could limit our ability to obtain credit on favorable terms. In addition, in the recent past, global financial markets and economic conditions have been disruptive and volatile, and continue to be uncertain. These issues, along with significant write-offs in the financial services sector, the re-pricing of certain credit risks and continued uncertain economic conditions in certain industries and sectors may make it more difficult for us to obtain funding at any given time.

Our inability to access necessary or desirable funding, or to enter into certain related transactions, at times and at costs deemed appropriate by us, could have a negative impact on our liquidity and our ability to conduct our operations.

We currently maintain a credit facility with a syndicate of banks and manufacturer finance companies. However, if any of the financial institutions that have extended credit commitments to us is adversely affected by continued uncertain conditions in the U.S. and international capital markets, they may become unable or unwilling to fulfill their obligations to us, which also could have a material adverse effect on our liquidity and our ability to conduct our operations.

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

The sole voting control of our company is currently held by Sidney B. DeBoer, who may have interests different from our other shareholders. Further, 1.8 million shares of the 2.5 million shares of our Class B common stock held by Lithia Holding Company, LLC (“Lithia Holding”) are pledged to secure indebtedness of Lithia Holding. The failure to repay the indebtedness could result in the sale of such shares and the loss of such control, which may violate agreements with certain manufacturers.

Sidney B. DeBoer, our Founder and Executive Chairman, is the sole managing member of Lithia Holdings, which holds all of the outstanding shares of our Class B common stock. A holder of Class B common stock is entitled to ten votes for each share held, while a holder of Class A common stock is entitled to one vote per share held. On most matters, the Class A and Class B common stock vote together as a single class. As of February 26, 2016, Lithia Holding controlled, and Mr. DeBoer had the authority to vote, approximately 52% of the aggregate number of votes eligible to be cast by shareholders for the election of directors and most other shareholder actions. In addition, Mr. DeBoer may prevent a change in control and make certain transactions more difficult or impossible. The interests of Mr. DeBoer may not always coincide with our interests as a company or the interests of other shareholders. Accordingly, Mr. DeBoer could cause us to enter into transactions or agreements that other shareholders would not approve or make decisions with which other shareholders may disagree.

Lithia Holding has pledged 1.8 million shares of our Class B common stock to secure a loan from U.S. Bank National Association. If Lithia Holding is unable to repay the loan, the bank could foreclose on the Class B common stock, which would result in the automatic conversion of such shares to Class A common stock and a change in control. If this change is not consented to by the manufacturers, we would have a technical violation under most of the dealer sales and service agreements held by us. In addition, the market price of our Class A common stock could decline if the bank foreclosed on the pledged stock and subsequently sold such stock in the open market.

Our business is seasonal, and events occurring during seasons in which revenues are typically higher may disproportionately affect our results of operations and financial condition.

Historically, our sales have been lower during the first quarter of each year due to consumer purchasing patterns during the holiday season and inclement weather in certain of our markets. More recently our franchise diversification and cost controls have moderated this seasonality. However, if conditions occur during the other quarters that weaken automotive sales, such as severe weather in the geographic areas in which our dealerships operate, war, high fuel costs, depressed economic conditions including unemployment or weakened consumer confidence or similar adverse conditions, our revenues for the year may be disproportionately adversely affected.

Our internal control over financial reporting may not be effective.

If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, we could incur remediation costs, we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls, or fail to meet our reporting obligations under SEC regulations and the terms of our debt agreements on a timely basis and there could be a material adverse effect on the price of our common stock.

Risks related to investing in our Class A common stock

Future sales of our Class A common stock in the public market could adversely impact the market price of our Class A common stock.

As of February 26, 2016, we had 1,949,583 shares of Class A common stock reserved for issuance under our equity plans (including our employee stock purchase plan). As of February 26, 2016, a total of 446,361 shares related to outstanding restricted stock units. In addition, we had 2,542,231 shares of Class B common stock outstanding convertible into 2,542,231 shares of Class A common stock.

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

The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies like ours. These broad market factors may materially reduce the market price of our Class A common stock, regardless of our operating performance. The market price of our Class A common stock, which has experienced large price and volume fluctuations over the last five years, could continue to fluctuate significantly for many reasons, including in response to the risks described herein or for reasons unrelated to our operations, such as:

•	reports by industry analysts;
•	changes in financial estimates by securities analysts or us, or our inability to meet or exceed securities analysts’, investors’ or our own estimates or expectations;
•	actual or anticipated sales of common stock by existing shareholders or us;
•	capital commitments;
•	additions or departures of key personnel;
•	developments in our business or in our industry;
•	a prolonged downturn in our industry;
•	general market conditions, such as interest or foreign exchange rates, commodity and equity prices, availability of credit, asset valuations and volatility;
•	changes in global financial and economic markets;
•	armed conflict, war or terrorism;
•	regulatory changes affecting our industry generally or our business and operations in particular;
•	changes in market valuations of other companies in our industry;
•	the operating and securities price performance of companies that investors consider to be comparable to us; and
•	announcements of strategic developments, acquisitions and other material events by us, our competitors or our suppliers.

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

Stein Litigation

On December 14, 2015, Shiva Y. Stein, a Lithia shareholder, filed derivative claims on behalf of Lithia Motors, Inc. ("Lithia") against its Board of Directors, also listing Lithia as a nominal defendant. The case, Stein v. DeBoer, et al., Case No. 15CV33696, is pending in the Circuit Court of the State of Oregon for Marion County. Ms. Stein’s claims relate to the adoption of a transition agreement between Lithia and Sidney B. DeBoer, as disclosed in a Current Report on Form 8-K filed September 16, 2015. Ms. Stein alleges that Lithia's directors breached their fiduciary duties of loyalty and due care, and wasted corporate assets when they approved the agreement with Mr. DeBoer. Ms. Stein also alleges a claim against Sidney B. DeBoer, asserting that he has been unjustly enriched by the agreement. Ms. Stein is seeking relief in the amount of damages allegedly sustained by Lithia as a result of the alleged breaches of fiduciary duty and alleged corporate waste, disgorgement and imposition of a constructive trust on all property and profits Sidney B. DeBoer received as a result of the alleged wrongful conduct, and an award of the costs and disbursements of the lawsuit, including reasonable attorneys fees, costs, and expenses. The Board and Mr. DeBoer are defending themselves against Ms. Stein’s allegations. Although we do not anticipate that the resolution of this legal proceeding will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

Jessos Litigation

On February 12, 2016, Marty A. Jessos, a Lithia shareholder, filed derivative claims on behalf of Lithia against its Board of Directors, also listing Lithia as a nominal defendant. The case, Jessos v. DeBoer, et al., is pending in the Circuit Court of the State of Oregon for Multnomah County. Mr. Jessos’ claims are very similar to those made by Shiva Y. Stein in the Stein Litigation described above, relating to the adoption of the transition agreement between Lithia and Sidney B. DeBoer. Mr. Jessos alleges that Lithia's directors breached their fiduciary duties of loyalty and due care, and wasted corporate assets, when they approved the agreement with Sidney B. DeBoer. Mr. Jessos also alleges a claim against Sidney B. DeBoer, asserting that he has been unjustly enriched by the agreement. Mr. Jessos is seeking relief in the amount of damages allegedly sustained by Lithia as a result of the alleged breaches of fiduciary duty and alleged corporate waste, disgorgement and imposition of a constructive trust on all property and profits Sidney B. DeBoer received as a result of the alleged wrongful conduct, and an award of the costs and disbursements of the lawsuit, including reasonable attorneys fees, costs, and expenses. The Board and Mr. DeBoer are defending themselves against Mr. Jessos’s allegations. Although we do not anticipate that the resolution of this legal proceeding will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2014 and 2015:

2014	High	Low
First quarter	$69.68	$53.57
Second quarter	94.31	64.37
Third quarter	97.20	75.21
Fourth quarter	90.44	63.05

2015
First quarter	$100.25	$79.84
Second quarter	117.14	95.98
Third quarter	122.01	98.29
Fourth quarter	126.56	102.01

The number of shareholders of record and approximate number of beneficial holders of Class A common stock as of February 26, 2016 was 560 and 33,655, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company, LLC. Sidney B. DeBoer Trust U.T.A.D. January 30, 1997 (Trust) is the manager of Lithia Holding Company, L.L.C., and Sidney DeBoer, as the trustee of the Trust, has the authority to vote all of the issued and outstanding shares of our Class B common stock.

Dividends declared on our Class A and Class B common stock during 2013, 2014 and 2015 were as follows:

Quarter declared:	Dividend amount per share	Total amount of dividend (in thousands)
2013
First quarter(1)	$—	$—
Second quarter	0.13	3,356
Third quarter	0.13	3,363
Fourth quarter	0.13	3,366
2014
First quarter	$0.13	$3,378
Second quarter	0.16	4,179
Third quarter	0.16	4,174
Fourth quarter	0.16	4,198
2015
First quarter	$0.16	$4,216
Second quarter	0.20	5,266
Third quarter	0.20	5,257
Fourth quarter	0.20	5,246

(1) We declared and paid a dividend payment of $2.6 million in December 2012 in lieu of the dividend typically declared and paid in March of the following year.

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Repurchases of Equity Securities

We made the following repurchases of our common stock during the fourth quarter of 2015:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum number of shares that may yet be purchased under the plan
October 1 – October 31	21,953	$110.58	21,900	1,313,487
November 1 – November 30	20,000	119.66	20,000	1,293,487
December 1 – December 31	22,000	114.97	22,000	1,271,487
Total(2)	63,953	114.93	63,900

(1)

In 2011 and 2012, our Board of Directors authorized the repurchase of up to a total of 3,000,000 shares of our Class A common stock. Through December 31, 2015, we have repurchased 1,728,513 shares at an average price of $41.34 per share. This authority to repurchase shares does not have an expiration date or a maximum aggregate dollar amount for repurchases.

(2)	Includes 53 shares repurchased in association with tax withholdings on the vesting of RSUs.

Stock Performance Graph

The following line-graph shows the annual percentage change in the cumulative total returns for the past five years on an assumed $100 initial investment and reinvestment of dividends, on (a) Lithia Motors, Inc.’s Class A common stock; (b) the Russell 2000; and (c) an auto peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive and Asbury Automotive Group, the only other comparable publicly traded automobile dealerships in the United States as of December 31, 2015. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the Russell 2000. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base Period	Indexed Returns for the Year Ended
Company/Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Lithia Motors, Inc.	$100.00	$155.25	$270.85	$505.77	$636.78	$789.09
Auto Peer Group	100.00	123.72	153.90	208.39	248.06	227.67
Russell 2000	100.00	95.82	111.53	154.83	162.41	155.24

Item 6. Selected Financial Data

You should read the Selected Financial Data in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information contained elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share amounts)	Year Ended December 31,
Consolidated Statements of Operations Data:	2015	2014	2013	2012	2011
Revenues:
New vehicle	$4,552,301	$3,077,670	$2,256,598	$1,847,603	$1,391,375
Used vehicle retail	1,927,016	1,362,481	1,032,224	833,484	678,571
Used vehicle wholesale	261,530	195,699	158,235	139,237	128,329
Finance and insurance	283,018	190,381	139,007	112,234	84,130
Service, body and parts	738,990	512,124	383,483	347,703	315,958
Fleet and other	101,397	51,971	36,202	36,226	34,383
Total revenues	$7,864.252	$5,390,326	$4,005,749	$3,316,487	$2,632,746

Gross Profit:
New vehicle	$280,370	$198,184	$151,118	$134,447	$107,150
Used vehicle retail	241,249	179,253	150,858	121,721	98,214
Used vehicle wholesale	4,457	3,646	2,711	1,414	597
Finance and insurance	283,018	190,381	139,007	112,234	84,130
Service, body and parts	363,921	249,736	185,570	168,070	152,220
Fleet and other	2,619	2,122	1,689	1,414	2,973
Total gross profit	$1,175,634	$823,322	$630,953	$539,300	$445,284

Operating income (1)	$302,735	$231,899	$183,518	$148,369	$110,818

Income from continuing operations before income taxes(1)	$262,704	$210,495	$165,788	$128,457	$88,270

Income from continuing operations(1)	$182,999	$135,540	$105,214	$79,395	$55,210

Basic income per share from continuing operations	$6.96	$5.19	$4.08	$3.09	$2.10
Basic income per share from discontinued operations	—	0.12	0.03	0.04	0.14
Basic net income per share	$6.96	$5.31	$4.11	$3.13	$2.24
Shares used in basic per share	26,290	26,121	25,805	25,696	26,230

Diluted income per share from continuing operations	$6.91	$5.14	$4.02	$3.03	$2.07
Diluted income per share from discontinued operations	—	0.12	0.03	0.04	0.14
Diluted net income per share	$6.91	$5.26	$4.05	$3.07	$2.21
Shares used in diluted per share	26,490	26,382	26,191	26,170	26,664

Cash dividends declared per common share(2)	$0.76	$0.61	$0.39	$0.47	$0.26

(In thousands)	As of December 31,
Consolidated Balance Sheets Data:	2015	2014	2013	2012	2011
Working capital	$288,040	$172,909	$209,038	$211,905	$191,607
Inventories	1,470,987	1,249,659	859,019	723,326	506,484
Total assets	3,227,299	2,880,932	1,725,121	1,492,702	1,146,133
Floor plan notes payable	1,313,955	1,178,679	713,855	581,584	343,940
Long-term debt, including current maturities	645,354	640,978	252,554	295,058	286,874
Total stockholders’ equity	828,164	673,105	534,722	428,101	367,121

(1)

Includes $20.1 million, $1.9 million, $0.1 million and $1.4 million of non-cash charges related to asset impairments for the years ended 2015, 2014, 2012 and 2011, respectively. No non-cash charges related to asset impairments were recorded in 2013. See Notes 1, 4 and 18 of Notes to Consolidated Financial Statements for additional information.

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

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of February 26, 2016, we offered 31 brands of new vehicles and all brands of used vehicles in 139 stores in the United States and online at Lithia.com and DCHauto.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

We believe that the fragmented nature of the automotive dealership sector provides us with the opportunity to achieve growth through consolidation. In 2015, the top ten automotive retailers represented 7% of the stores in the United States. Our dealerships are located across the United States. We seek domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment. Our acquisition strategy has been to acquire dealerships at prices that meet our internal investment targets and, through the application of our centralized operating structure, leverage costs and improve store profitability. We believe our disciplined approach and the current economic environment provides us with attractive acquisition opportunities.

We also believe that we can continue to improve operations at our existing stores. By promoting entrepreneurial leadership within our general and department managers, we strive for continuous improvement to drive sales and capture market share in our local markets. Our goal is to retail an average of 75 used vehicles per store per month and we believe we can make additional improvements in our used vehicle sales performance by offering lower-priced value vehicles and selling brands other than the new vehicle franchise at each location. Our service, body and parts operations provide important repeat business for our stores. We continue to grow this business through increased marketing efforts, competitive pricing on routine maintenance items and diverse commodity product offerings. In 2015, we continued to experience organic growth and profitability through increasing market share and maintaining a lean cost structure, while adding significant revenue to our base through acquisitions.

As sales volume increases and we gain leverage in our cost structure, we anticipate targeting SG&A as a percentage of gross profit in the upper 60% range. As we focus on maintaining discipline in controlling costs, in 2015 we continue to target maintaining, on a same store basis, between 45% and 50% of each incremental gross profit dollar after deducting SG&A expense.

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

Our most critical accounting estimates include those related to goodwill and franchise value, long-lived assets, deferred taxes, equity-method investment associated with new markets tax credits, service contracts and other insurance contracts, and lifetime lube, oil and filter contracts, self-insurance programs and valuation of accounts receivable. We also have other key accounting policies for expense accruals and revenue recognition. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ materially from these estimates.

Goodwill and Franchise Value

We are required to test our goodwill and franchise value for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred. Goodwill is tested for impairment at the reporting unit level. Our reporting units are individual retail automotive franchises as this is the level at which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance. We have the option to qualitatively or quantitatively assess goodwill for impairment and, in 2015, evaluated our goodwill using a quantitative assessment process. We test goodwill for impairment using the Adjusted Present Value method (“APV”) to estimate the fair value of our reporting unit. Under the APV method, future cash flows are based on recently prepared budget forecasts and business plans and are used to estimate the future economic benefits that the reporting unit will generate. An estimate of the appropriate discount rate is utilized to convert the future economic benefits to their present value equivalent.

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

We also may use a market approach to determine whether or not the carrying amount of our goodwill is impaired. These market data points include our acquisition and divestiture experience and third-party broker estimates.

As of December 31, 2015, we had $213.2 million of goodwill on our balance sheet associated with 133 reporting units. The first step of our annual goodwill impairment analysis, which we perform as of October 1 of each year, did not result in an indication of impairment in 2015, 2014 or 2013.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual store basis. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. In 2015, we evaluated our indefinite-lived intangible assets using a quantitative assessment process. We estimate the fair value of our franchise rights primarily using the Multi-Period Excess Earnings (“MPEE”) model. The forecasted cash flows used in the MPEE model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, general operating expenses, and cost of capital. We use primarily internally-developed forecasts and business plans to estimate the future cash flows that each franchise will generate. We have determined that only certain cash flows of the store are directly attributable to the franchise rights. We estimate the appropriate interest rate to discount future cash flows to their present value equivalent taking into consideration factors such as a risk-free rate, a peer group average beta, an equity risk premium and a small stock risk premium.

We also may use a market approach to determine the fair value of our franchise rights. These market data points include our acquisition and divestiture experience and third-party broker estimates.

As of December 31, 2015, we had $157.7 million of franchise value on our balance sheet associated with 95 stores. No individual store accounted for more than 5% of our total franchise value as of December 31, 2015. Our impairment testing of franchise value did not indicate any impairment in 2015, 2014 or 2013.

We are subject to financial statement risk to the extent that our goodwill or franchise rights become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations. Furthermore, if a manufacturer becomes insolvent, we may be required to record a partial or total impairment on the franchise value or goodwill related to that manufacturer. No individual manufacturer accounted for more than 19% of our total franchise value and goodwill as of December 31, 2015.

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

In 2015, we recorded $3.6 million of impairment charges associated with certain properties and equipment. As the expected future use of these facilities changed, the long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value.

We did not record any impairments related to long-lived assets in 2014 or 2013.

See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information.

Deferred Taxes

As of December 31, 2015, we had deferred tax assets of $90.3 million, net of valuation allowance of $5.4 million, and deferred tax liabilities of $143.5 million. The principal components of our deferred tax assets are related to goodwill, allowances and accruals, capital loss carryforwards, deferred revenue and cancellation reserves. The principal components of our deferred tax liabilities are related to depreciation on property and equipment, inventories and goodwill.

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

As of December 31, 2015, we had a $5.4 million valuation allowance against our deferred tax assets. This valuation allowance is mainly associated with losses from the sale of corporate entities. As these amounts are characterized as capital losses, we evaluated the availability of projected capital gains and determined that it is unlikely these amounts will be fully utilized. If we are unable to meet the projected taxable income levels utilized in our analysis, and depending on the availability of feasible tax planning strategies, we might record an additional valuation allowance on a portion or all of our deferred tax assets in the future.

Equity-Method Investment Associated with New Markets Tax Credits

As of December 31, 2015, we had a $22.3 million equity investment in a limited liability company managed by U.S. Bancorp Community Development Corporation. This investment generates new market tax credits under the New Markets Tax Credit Program (“NMTC Program”). The NMTC Program was established by Congress in 2000 to spur new or increased investments into operating businesses and real estate projects located in low-income communities. We are obligated to make $49.8 million of contributions to the entity over a two-year period ending October 2016, $26.9 million of which had been paid as of December 31, 2015.

While U.S. Bancorp Community Development Corporation exercises management control over the limited liability company, due to the economic interest we hold in the entity, we determined the appropriate accounting for our ownership portion of the entity was under the equity method of accounting. The equity-method investment generates operating losses on a quarterly basis and, accordingly, we are required to assess the investment for other than temporary impairment on a quarterly basis.

In 2015, we recorded asset impairments totaling $16.5 million. We also recorded non-cash interest expense related to the discounted fair value of future equity contributions of $0.7 million, a $6.9 million charge to other income, net for our portion of the investment’s operating losses and a tax benefit of $30.8 million.

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

At December 31, 2015, the reserve for future cancellations totaled $35.0 million and is included in accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets. A 10% increase in expected cancellations would result in an additional reserve of $3.5 million.

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

At December 31, 2015, the deferred revenue related to these self-insured contracts was $80.2 million.

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

At December 31, 2015, we had liabilities associated with these programs of $25.9 million recorded as a component of accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets.

Results of Continuing Operations

For the year ended December 31, 2015, we reported income from continuing operations, net of tax, of $183.0 million, or $6.91 per diluted share. For the years ended December 31, 2014 and 2013, we reported income from continuing operations, net of tax, of $135.5 million, or $5.14 per diluted share, and $105.2 million, or $4.02 per diluted share, respectively.

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

We did not have any income from discontinued operations for the year ended December 31, 2015. We realized income from discontinued operations, net of income tax expense, of $3.2 million and $0.8 million for the years ended December 31, 2014 and 2013, respectively. See Notes 1 and 15 of Notes to Consolidated Financial Statements for additional information.

Key Performance Metrics

Certain key performance metrics for revenue and gross profit were as follows (dollars in thousands):

2015	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$4,552,301	57.9%	$280,370	6.2%	23.8%
Used vehicle retail	1,927,016	24.5	241,249	12.5	20.5
Used vehicle wholesale	261,530	3.3	4,457	1.7	0.4
Finance and insurance(1)	283,018	3.6	283,018	100.0	24.1
Service, body and parts	738,990	9.4	363,921	49.2	31.0
Fleet and other	101,397	1.3	2,619	2.6	0.2
	$7,864,252	100.0%	$1,175,634	14.9%	100.0%

2014	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$3,077,670	57.1%	$198,184	6.4%	24.1%
Used vehicle retail	1,362,481	25.3	179,253	13.2	21.8
Used vehicle wholesale	195,699	3.6	3,646	1.9	0.4
Finance and insurance(1)	190,381	3.5	190,381	100.0	23.1
Service, body and parts	512,124	9.5	249,736	48.8	30.3
Fleet and other	51,971	1.0	2,122	4.1	0.3
	$5,390,326	100.0%	$823,322	15.3%	100.0%

2013	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$2,256,598	56.3%	$151,118	6.7%	24.0%
Used vehicle retail	1,032,224	25.8	150,858	14.6	23.9
Used vehicle wholesale	158,235	3.9	2,711	1.7	0.4
Finance and insurance(1)	139,007	3.5	139,007	100.0	22.0
Service, body and parts	383,483	9.6	185,570	48.4	29.4
Fleet and other	36,202	0.9	1,689	4.7	0.3
	$4,005,749	100.0%	$630,953	15.8%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

In 2014, we acquired 35 stores and opened one store primarily in the second half of the year. As a result, we experienced significant growth in 2015 compared to 2014. We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. Therefore, we have integrated same store measures into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in August 2014 would be included in same store operating data beginning in September 2015, after its first complete comparable month of operation. The operating results for the same store comparisons would include results for that store from September through December of each year.

New Vehicle Revenue and Gross Profit

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)		(Decrease)
Reported
Revenue	$4,552,301	$3,077,670	$1,474,631		47.9%
Gross profit	$280,370	$198,184	$82,186		41.5
Gross margin	6.2%	6.4%	(20	)bps

Retail units sold	137,486	91,104	46,382		50.9
Average selling price per retail unit	$33,111	$33,782	$(671)		(2.0)
Average gross profit per retail unit	$2,039	$2,175	$(136)		(6.3)

Same store
Revenue	$3,327,450	$3,056,366	$271,084		8.9%
Gross profit	$205,802	$196,354	$9,448		4.8
Gross margin	6.2%	6.4%	(20	)bps

Retail units sold	96,556	90,352	6,204		6.9
Average selling price per retail unit	$34,461	$33,827	$634		1.9
Average gross profit per retail unit	$2,131	$2,173	$(42)		(1.9)

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)		(Decrease)
Reported
Revenue	$3,077,670	$2,256,598	$821,072		36.4%
Gross profit	$198,184	$151,118	$47,066		31.1
Gross margin	6.4%	6.7%	(30	)bps

Retail units sold	91,104	66,857	24,247		36.3
Average selling price per retail unit	$33,782	$33,753	$29		0.1
Average gross profit per retail unit	$2,175	$2,260	$(85)		(3.8)

Same store
Revenue	$2,485,516	$2,230,064	$255,452		11.5%
Gross profit	$162,073	$148,774	$13,299		8.9
Gross margin	6.5%	6.7%	(20	)bps

Retail units sold	71,563	65,890	5,673		8.6
Average selling price per retail unit	$34,732	$33,845	$887		2.6
Average gross profit per retail unit	$2,265	$2,258	$7		0.3

(1) A basis point is equal to 1/100th of one percent.

New vehicle sales increased in 2015 compared to 2014 primarily driven by the acquisition of 27 stores from the DCH Auto Group in the fourth quarter of 2014. On a same store basis, new vehicle sales increased 8.9% primarily due to unit volume growth of 6.9% in 2015 compared to 2014.

Acquisitions also drove new vehicle sales increases in 2014 compared to 2013. On a same store basis, new vehicle sales improved 11.5% in 2014 compared to 2013, primarily due to volume growth as year-over-year same store unit volume increased 8.6% in 2014.

In both comparative periods, our stores have focused on capturing more sales in their respective market areas and improving their overall market share. Additionally, on a unit basis, national new vehicle sales levels increased approximately 6% in 2015 compared to 2014 and 6% in 2014 compared to 2013.

Same store unit sales increased in all categories as follows:

	2015 compared to 2014	2014 compared to 2013	National growth in 2015 compared to 2014
Domestic brand same store unit sales growth	9.6%	8.7%	5.8%
Import brand same store unit sales growth	5.9	7.0	5.6
Luxury brand same store unit sales growth	0.7	10.2	6.7
Overall	6.9	8.2	5.8

Our unit volume growth rate for 2015 was higher than the national average for our domestic and import stores as our store personnel aggressively sought to increase market share within our markets. Our luxury stores lagged the national average in 2015, primarily because store leaders at our BMW and Mercedes locations chose to avoid significant discounting on sales prices to achieve incremental sales at the expense of gross profit dollars. We continue to focus on increasing our share of overall new vehicle sales within our markets.

Recovery in some of our specific markets behaved differently than the national average in both 2015 and 2014. Certain of our markets saw an increase in local market sales volumes exceeding the national average, while others continued to lag behind the national average due to differing levels of economic recovery in different parts of the country, including economic activity and regional employment levels recovering at different rates.

At the end of 2015, we believe only two of the markets we operate in remain below the pre-recessionary normalized annual vehicle registration levels experienced in 2006, our baseline year.

In addition to the increases in unit volume, increases in average selling prices of 1.9% and 2.6%, respectively, in 2015 compared to 2014 and in 2014 compared to 2013, contributed to the overall increases in same store new vehicle revenue. Most of these increases are a function of an annual increase in manufacturer suggested retail price over the manufacturers' invoice cost of vehicles, with the remainder driven by a shift in mix towards more truck and SUV sales, which typically have a higher average selling price than other vehicle types.

New vehicle gross profit increased 41.5% in 2015 compared to 2014, primarily driven by the acquisition of the DCH Auto Group in the fourth quarter of 2014. On a same store basis, new vehicle gross profit increased 4.8% in 2015 compared to 2014, primarily due to increased volume, partially offset by decreased gross profit per unit and lower gross margins.

On a same store basis, the average gross profit per new retail unit decreased $42, or 1.9%, in 2015 compared to 2014. Consumers are increasingly aware of our wholesale cost of vehicles and average transaction prices for new vehicle sales due to the proliferation of third-party providers providing this information over the internet. As a result, the average gross profit realized on new vehicle sales has been under pressure for the last several years across the automobile industry. In addition, we have aggressively pursued market share to continue to capture incremental new vehicle sales transactions. We believe our volume-based strategy creates additional used vehicle trade-in opportunities, finance and insurance sales and future service work, which will generate incremental business in future periods that will offset the lower new vehicle gross profit per unit that has occurred as a result of this strategy.

New vehicle gross profit increased 31.1% in 2014 compared to 2013. On a same store basis, gross profit increased 8.9% in 2014 compared to 2013. These increases were primarily due to a greater number of vehicles sold. New vehicle unit sales improved throughout 2014 compared to 2013 primarily due to an overall market recovery. Additionally, similar to 2015, we increased our share of vehicle sales in several of our markets in 2014.

Used Vehicle Retail Revenue and Gross Profit

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)		(Decrease)
Reported
Retail revenue	$1,927,016	$1,362,481	$564,535		41.4%
Retail gross profit	$241,249	$179,253	$61,996		34.6
Retail gross margin	12.5%	13.2%	(70	)bps

Retail units sold	99,109	71,674	27,435		38.3
Average selling price per retail unit	$19,443	$19,009	$434		2.3
Average gross profit per retail unit	$2,434	$2,501	$(67)		(2.7)

Same store
Retail revenue	$1,528,803	$1,350,813	$177,990		13.2%
Retail gross profit	$197,380	$177,999	$19,381		10.9
Retail gross margin	12.9%	13.2%	(30	)bps

Retail units sold	77,552	70,967	6,585		9.3
Average selling price per retail unit	$19,713	$19,034	$679		3.6
Average gross profit per retail unit	$2,545	$2,508	$37		1.5

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)		(Decrease)
Reported
Retail revenue	$1,362,481	$1,032,224	$330,257		32.0%
Retail gross profit	$179,253	$150,858	$28,395		18.8
Retail gross margin	13.2%	14.6%	(140	)bps

Retail units sold	71,674	57,061	14,613		25.6
Average selling price per retail unit	$19,009	$18,090	$919		5.1
Average gross profit per retail unit	$2,501	$2,644	$(143)		(5.4)

Same store
Retail revenue	$1,171,100	$1,016,632	$154,468		15.2%
Retail gross profit	$157,242	$148,680	$8,562		5.8
Retail gross margin	13.4%	14.6%	(120	)bps

Retail units sold	60,940	56,113	4,827		8.6
Average selling price per retail unit	$19,217	$18,118	$1,099		6.1
Average gross profit per retail unit	$2,580	$2,650	$(70)		(2.6)

Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer CPO vehicles; Core Vehicles, or late-model vehicles with lower mileage; and Value Autos, or older vehicles with over 80,000 miles. Additionally, our volume-based strategy for new vehicle sales increases the organic opportunity to convert vehicles acquired via trade to retail used vehicle sales.

Same store sales increased in all three categories of used vehicles as follows:

	2015 compared to 2014	2014 compared to 2013
Certified pre-owned vehicles	16.9%	24.5%
Core vehicles	12.4	11.8
Value autos	8.9	8.5
Overall	13.2	14.6

The same store sales increases in 2015 compared to 2014 and in 2014 compared to 2013 were a result of increased unit sales and increased average selling prices per unit as our mix shifted toward higher-priced certified pre-owned and core vehicles and away from value autos. This mix shift was primarily due to the increased number of off-lease vehicles as a result of increased new vehicle leasing since 2010. Because the average new vehicle lease is approximately 30 months, the supply of late model used vehicles is increasing.

On average, in 2015 and 2014, each of our stores sold 62 and 56 retail used vehicle units per month, respectively. We continue to target increasing sales to 75 units per store per month.

Used retail vehicle gross profit increased 34.6% in 2015 compared to 2014, primarily driven by the acquisition of the DCH Auto Group in the fourth quarter of 2014. On a same store basis, gross profit increased 10.9% in 2015 compared to 2014, primarily due to increased unit volume and increased gross profit per unit, partially offset by slight margin declines. The unit volume growth was driven by a mix shift toward certified pre-owned and core vehicles, which have higher average selling prices, but lower gross margins than value autos.

Used retail vehicle gross profit dollars increased 18.8% in 2014 compared to 2013. On a same store basis, gross profit increased 5.8% in 2014 compared to 2013. These increases were primarily due to volume growth, partially offset by decreases in the average gross profit per unit sold. The volume growth was driven by a larger number of late-model vehicles being available in the marketplace compared to the prior few years. Vehicle production levels were cut significantly in the 2009 and 2010 model years, and as production increased in subsequent years, a greater number of vehicles are available due to the natural trade cycle and more lease returns. Similar to new vehicle sales, we focus on gross profit dollars earned per unit, not on gross margin, in evaluating our sales performance. Gross profit per unit was lower in 2014 than in 2013 primarily due to shift in mix to more late-model vehicles due to the increase in supply noted above. These vehicles are more homogenous in nature and typically are more commoditized relative to older cars that have a wider variety of mileage and condition, allowing more gross profit to be earned per vehicle due to their unique nature.

Used Vehicle Wholesale Revenue and Gross Profit

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)		(Decrease)
Reported
Wholesale revenue	$261,530	$195,699	$65,831		33.6%
Wholesale gross profit	$4,457	$3,646	$811		22.2
Wholesale gross margin	1.7%	1.9%	(20	)bps

Wholesale units sold	38,167	27,918	10,249		36.7
Average selling price per wholesale unit	$6,852	$7,010	$(158)		(2.3)
Average gross profit per retail unit	$117	$131	$(14)		(10.7)

Same store
Wholesale revenue	$210,468	$194,926	$15,542		8.0%
Wholesale gross profit	$4,022	$3,782	$240		6.3
Wholesale gross margin	1.9%	1.9%	—	bps

Wholesale units sold	28,613	27,696	917		3.3
Average selling price per wholesale unit	$7,356	$7,038	$318		4.5
Average gross profit per retail unit	$141	$137	$4		2.9

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2014	2013	(Decrease)		(Decrease)
Reported
Wholesale revenue	$195,699	$158,235	$37,464		23.7%
Wholesale gross profit	$3,646	$2,711	$935		34.5
Wholesale gross margin	1.9%	1.7%	20	bps

Wholesale units sold	27,918	22,086	5,832		26.4
Average selling price per wholesale unit	$7,010	$7,164	$(154)		(2.1)
Average gross profit per retail unit	$131	$123	$8		6.5

Same store
Wholesale revenue	$171,813	$157,329	$14,484		9.2%
Wholesale gross profit	$3,864	$2,860	$1,004		35.1
Wholesale gross margin	2.2%	1.8%	40	bps

Wholesale units sold	23,360	21,894	1,466		6.7
Average selling price per wholesale unit	$7,355	$7,186	$169		2.4
Average gross profit per retail unit	$165	$131	$34		26.0

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Year Ended December 31,			%
(Dollars in thousands, except per unit amounts)	2015	2014	Increase	Increase
Reported
Revenue	$283,018	$190,381	$92,637	48.7%
Average finance and insurance per retail unit	1,196	1,170	26	2.2

Same store
Revenue	$216,590	$188,913	$27,677	14.7%
Average finance and insurance per retail unit	1,244	1,171	73	6.2

	Year Ended December 31,			%
(Dollars in thousands, except per unit amounts)	2014	2013	Increase	Increase
Reported
Revenue	$190,381	$139,007	$51,374	37.0%
Average finance and insurance per retail unit	1,170	1,122	48	4.3

Same store
Revenue	$159,971	$137,211	$22,760	16.6%
Average finance and insurance per retail unit	1,207	1,125	82	7.3

The increase in finance and insurance revenue in 2015 compared to 2014 was primarily due to higher unit volume as a result of the acquisition of the DCH Auto Group in the fourth quarter of 2014. On a same store basis, the increase was due to higher unit volume sales and an increase in the average finance and insurance revenue earned per unit.

The increase in finance and insurance sales in 2014 compared to 2013 was driven by increased vehicle sales volume and higher average selling prices per retail unit.

Trends in penetration rates for total new and used retail vehicles sold are detailed below:

	2015	2014	2013
Finance and insurance	77%	78%	78%
Service contracts	42	43	42
Lifetime lube, oil and filter contracts	25	35	36

Penetration rates have been consistent for finance and insurance and service contracts in all three years. Penetration rates in lifetime lube, oil and filter contracts decreased in 2015 compared to prior years because we only began to offer this product at stores acquired as part of the DCH Auto Group in the second half of 2015, diluting the average across our entire store base. Penetration rates, excluding the DCH stores, remained relatively consistent.

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

The distribution by credit score for the customers we arranged financing for was as follows:

	FICO Score Range			2015	2014	2013
Prime	680 and above			70.0%	70.3%	70.3%
Non-prime	620	-	679	18.4	18.1	18.4
Sub-prime	619 or less			11.6	11.6	11.3

We continued to see the availability of consumer credit expand in 2015 compared to 2014 and in 2014 compared to 2013.

Service, Body and Parts Revenue and Gross Profit

	Year Ended December 31,				%
(Dollars in thousands)	2015	2014	Increase		Increase
Reported
Customer pay	$414,063	$285,337	$128,726		45.1%
Warranty	165,902	96,308	69,594		72.3
Wholesale parts	111,557	87,519	24,038		27.5
Body shop	47,468	42,960	4,508		10.5
Total service, body and parts	$738,990	$512,124	$226,866		44.3

Service, body and parts gross profit	$363,921	$249,736	$114,185		45.7%
Service, body and parts gross margin	49.2%	48.8%	40	bps

Same store
Customer pay	$305,130	$282,996	$22,134		7.8%
Warranty	120,042	95,794	24,248		25.3
Wholesale parts	90,898	86,871	4,027		4.6
Body shop	44,647	42,924	1,723		4.0
Total service, body and parts	$560,717	$508,585	$52,132		10.3

Service, body and parts gross profit	$274,855	$247,900	$26,955		10.9%
Service, body and parts gross margin	49.0%	48.7%	30	bps

	Year Ended December 31,				%
(Dollars in thousands)	2014	2013	Increase		Increase
Reported
Customer pay	$285,337	$214,173	$71,164		33.2%
Warranty	96,308	62,580	33,728		53.9
Wholesale parts	87,519	70,655	16,864		23.9
Body shop	42,960	36,075	6,885		19.1
Total service, body and parts	$512,124	$383,483	$128,641		33.5

Service, body and parts gross profit	$249,736	$185,570	$64,166		34.6%
Service, body and parts gross margin	48.8%	48.4%	40	bps

Same store
Customer pay	$233,086	$213,754	$19,332		9.0%
Warranty	76,925	62,448	14,477		23.2
Wholesale parts	76,116	70,451	5,665		8.0
Body shop	39,849	36,075	3,774		10.5
Total service, body and parts	$425,976	$382,728	$43,248		11.3

Service, body and parts gross profit	$206,939	$185,268	$21,671		11.7%
Service, body and parts gross margin	48.6%	48.4%	20	bps

Our service, body and parts sales grew in all areas in 2015 compared to 2014 and in 2014 compared to 2013. There are more late-model units in operation as new vehicle sales volumes have been increasing annually since 2010. We believe this increase in units in operation will benefit our service, body and parts sales in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively priced routine maintenance and through our marketing efforts. We increased our same store customer pay business 7.8% in 2015 compared to 2014 and by 9.0% in 2014 compared to 2013.

Same store warranty sales increased 25.3% in 2015 compared to 2014 and 23.2% in 2014 compared to 2013, primarily due to significant vehicle recalls across multiple manufacturers. Additionally, we continue to see increases in warranty sales due to the growing number of units in operation. Routine maintenance, such as oil changes, offered by certain brands, including BMW, Toyota and General Motors, for two to four years after a vehicle is sold, provides for future work as consumers return to the franchised dealer for this maintenance item.

Increases in same-store warranty work by segment were as follows:

	2015 compared to 2014	2014 compared to 2013
Domestic	27.4%	42.3%
Import	26.4	7.1
Luxury	20.9	12.9

Same store wholesale parts grew 4.6% and 8.0%, respectively, in 2015 compared to 2014 and in 2014 compared to 2013, primarily due to targeting independent repair shops, competing new vehicle dealers and wholesale accounts to expand parts sales to other repair shops.

Same store body shop grew 4.0% and 10.5%, respectively, in 2015 compared to 2014 and in 2014 compared to 2013. The increase in 2015 compared to 2014 was primarily due to increased productivity and pricing increases tied to CPI. The increase in 2014 compared to 2013 was primarily due to obtaining additional direct repair relationships with insurance companies and certain personnel changes that increased productivity and volume.

Same store service, body and parts gross profit increased 10.9% and 11.7%, respectively, in 2015 compared to 2014 and in 2014 compared to 2013. The growth in gross profit in 2015 compared to 2014 outpaced our revenue growth due to improvements in gross margin. Our gross margin improvement was driven by a shift in mix as the growth in warranty, which has a relatively higher gross margin, outpaced customer pay, wholesale parts and body shop growth compared to 2014. We believe the increase in 2014 compared to 2013 was in line with our same store revenue growth. Our same store gross margins were consistent in 2014 compared to 2013 as margin pressures in our body shop sales were outpaced by the growth in our warranty sales.

Segments

Certain financial information by segment is as follows:

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2015	2014	(Decrease)	(Decrease)
Revenues:
Domestic	$3,034,849	$2,566,473	$468,376	18.2%
Import	3,334,983	1,893,034	1,441,949	76.2
Luxury	1,490,632	926,856	563,776	60.8
	7,860,464	5,386,363	2,474,101	45.9
Corporate and other	3,788	3,963	(175)	(4.4)
	$7,864,252	$5,390,326	$2,473,926	45.9

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2014	2013	(Decrease)	(Decrease)
Revenues:
Domestic	$2,566,473	$2,145,478	$420,995	19.6%
Import	1,893,034	1,225,800	667,234	54.4
Luxury	926,856	629,521	297,335	47.2
	5,386,363	4,000,799	1,385,564	34.6
Corporate and other	3,963	4,950	(987)	(19.9)
	$5,390,326	$4,005,749	$1,384,577	34.6

	Year Ended December 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Segment income*:
Domestic	$115,525	$96,888	$18,637	19.2%
Import	98,371	50,870	47,501	93.4
Luxury	36,391	25,448	10,943	43.0
	250,287	173,206	77,081	44.5
Corporate and other	74,514	71,195	3,319	4.7
Depreciation and amortization	(41,600)	(26,363)	15,237	57.8
Other interest expense	(19,491)	(10,742)	8,749	81.4
Other (expense) income, net	(1,006)	3,199	NM	NM
Income from continuing operations before income taxes	$262,704	$210,495	$52,209	24.8

NM - Not meaningful

	Year Ended December 31,			%
(Dollars in thousands)	2014	2013	Increase	Increase
Segment income*:
Domestic	$96,888	$84,500	$12,388	14.7%
Import	50,870	40,264	10,606	26.3
Luxury	25,448	16,133	9,315	57.7
	173,206	140,897	32,309	22.9
Corporate and other	71,195	50,283	20,912	41.6
Depreciation and amortization	(26,363)	(20,035)	6,328	31.6
Other interest expense	(10,742)	(8,350)	2,392	28.6
Other (expense) income, net	3,199	2,993	206	6.9
Income from continuing operations before income taxes	$210,495	$165,788	$44,707	27.0

*Segment income for each reportable segment is defined as Income from continuing operations before income taxes, depreciation and amortization, other interest expense and other (expense) income, net.

	Year Ended December 31,			%
	2015	2014	Increase	Increase
Retail new vehicle unit sales:
Domestic	44,926	39,006	5,920	15.2%
Import	75,245	41,722	33,523	80.3
Luxury	17,556	10,570	6,986	66.1
	137,727	91,298	46,429	50.9
Allocated to management	(241)	(194)	47	24.2
	137,486	91,104	46,382	50.9

	Year Ended December 31,			%
	2014	2013	Increase	Increase
Retail new vehicle unit sales:
Domestic	39,006	33,895	5,111	15.1%
Import	41,722	26,030	15,692	60.3
Luxury	10,570	7,037	3,533	50.2
	91,298	66,962	24,336	36.3
Allocated to management	(194)	(105)	89	84.8
	91,104	66,857	24,247	36.3

Domestic

A summary of financial information for our Domestic segment follows:

	Year Ended December 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Revenue	$3,034,849	$2,566,473	$468,376	18.2%
Segment income	$115,525	$96,888	$18,637	19.2
Retail new vehicle unit sales	44,926	39,006	5,920	15.2

	Year Ended December 31,			%
(Dollars in thousands)	2014	2013	Increase	Increase
Revenue	$2,566,473	$2,145,478	$420,995	19.6%
Segment income	$96,888	$84,500	$12,388	14.7
Retail new vehicle unit sales	39,006	33,895	5,111	15.1

Improvement in our Domestic segment revenue in 2015 compared to 2014 resulted from increases in retail new and used unit sales, increases in new and used vehicle selling prices, an increase in finance and insurance as a function of greater retail vehicle unit volume and improved service body and parts sales. These increases were driven by an improving economic environment, new product introductions from manufacturers, enhanced availability of late model used vehicles and better operational execution within our stores. Chrysler, which represented 53% of our domestic segment revenue in 2015, increased its U.S. market share 20 bps to 12.8% in 2015 compared to 12.6% in 2014. Segment retail new vehicle unit sales increased 15.2% in 2015 compared to 2014, as same store new unit sales increased 9.6%, with the remaining increase primarily a function of two stores acquired in 2015.

Our Domestic segment income increased 19.2% in 2015 compared to 2014. This growth exceeded both the growth in revenue and retail new vehicle unit sales primarily as a result of a volume-based retail vehicle strategy, while managing SG&A expenses.

Improvement in our Domestic operating results in 2014 compared to 2013 was primarily a result of the improvements in all revenue categories as discussed above, overall improvements in the economy and growth in overall market share by Chrysler, which represented 54% of our Domestic segment revenue in 2014. Chrysler market share increased to 12.6% in 2014, compared to 11.5% in 2013.

Import

A summary of financial information for our Import segment follows:

	Year Ended December 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Revenue	$3,334,983	$1,893,034	$1,441,949	76.2%
Segment income	$98,371	$50,870	$47,501	93.4
Retail new vehicle unit sales	75,245	41,722	33,523	80.3

	Year Ended December 31,			%
(Dollars in thousands)	2014	2013	Increase	Increase
Revenue	$1,893,034	$1,225,800	$667,234	54.4%
Segment income	$50,870	$40,264	$10,606	26.3
Retail new vehicle unit sales	41,722	26,030	15,692	60.3

The increase in our Import segment revenue in 2015 compared to 2014 was primarily a result of the acquisition of the DCH Auto Group in October 2014. Of the 27 stores acquired in the DCH Auto Group acquisition, 17 of the locations were import brands, which generated over 90% of their revenues.

Our segment income increased 93.4% in 2015 compared to 2014 mainly due to our acquisition activity. This growth exceeded the growth in revenue as we integrated the DCH Auto Group into our existing cost structure, which is more efficient than DCH's historical structure. Import segment income, as a percentage of revenue, improved 20 basis points to 2.9% for 2015 compared to 2014.

Improvements in our Import operating results in 2014 compared to 2013 were primarily a result of the improvements in all revenue categories as discussed above, overall improvements in the economy and a strategic focus to diversify our dependence on Domestic brands through the acquisition of Import branded stores. We added a total of 21 import locations in 2014, including the 17 locations acquired as part of the DCH Auto Group.

Luxury

A summary of financial information for our Luxury segment follows:

	Year Ended December 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Revenue	$1,490,632	$926,856	$563,776	60.8%
Segment income	$36,391	$25,448	$10,943	43.0
Retail new vehicle unit sales	17,556	10,570	6,986	66.1

	Year Ended December 31,			%
(Dollars in thousands)	2014	2013	Increase	Increase
Revenue	$926,856	$629,521	$297,335	47.2%
Segment income	$25,448	$16,133	$9,315	57.7
Retail new vehicle unit sales	10,570	7,037	3,533	50.2

Our Luxury segment revenue increased in 2015 compared to 2014 primarily as a result of the acquisition of the DCH Auto Group, which included nine luxury stores in metropolitan markets, which typically are higher volume stores than our historical markets.

Our Luxury segment income increased in 2015 compared to 2014; however, the growth was lower than both the growth in revenue and retail new vehicle unit sales primarily as a result of lower gross margins. The DCH Auto Group stores use a high-volume, low-margin strategy and face more competition because the stores are in high-density metropolitan locations. Additionally, the DCH Auto Group has less efficient SG&A expense control than we have historically had, which resulted in lower total Luxury segment income as a percentage of revenue due to the averaging of the cost structures.

Improvements in our Luxury operating results in 2014 compared to 2013 were primarily a result of the improvements in all revenue categories described above, overall improvements in the economy and a strategic focus to diversify our dependence on Domestic brands through the acquisition of Luxury branded stores. We added six luxury locations in 2014.

See Note 19 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Corporate and Other

Revenue attributable to Corporate and other includes the results of operations of our stand-alone collision center offset by certain unallocated reserve and elimination adjustments related to vehicle sales.

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2015	2014	(Decrease)	(Decrease)
Revenue	$3,788	$3,963	$(175)	(4.4)%
Segment income	$74,514	$71,195	$3,319	4.7

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2014	2013	(Decrease)	(Decrease)
Revenue	$3,963	$4,950	$(987)	(19.9)%
Segment income	$71,195	$50,283	$20,912	41.6

The decreases in Corporate and other revenues in 2015 compared to 2014 and in 2014 compared to 2013 were primarily a result of changes to certain unallocated reserves.

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

The increase in Corporate and other segment income in 2015 compared to 2014 was primarily related to reduced expense associated with certain insurance reserve adjustments and increased internal corporate expense allocations offset by an $18.3 million charge associated with a transition agreement. See Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information regarding the transition agreement.

The increase in Corporate and other segment income in 2014 compared to 2013 was primarily due to increased internal corporate expense allocations for the capital burden of higher inventory levels.

Asset Impairment Charges

Asset impairments recorded as a component of continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Equity-method investment	$16,521	$1,853	$—
Long-lived assets	3,603	—	—

Asset impairments of our equity-method investment are associated with our investment in a limited liability company that participates in the NMTC Program. We evaluated this equity-method investment at the end of each reporting period and identified indications of loss resulting from other than temporary declines in value. As a result, we recorded impairments of $16.5 million and $1.9 million, respectively, in 2015 and 2014.

In 2015, we recorded $3.6 million of impairment charges associated with certain properties and equipment. As the expected future use of these facilities and equipment changed, the long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value.

See Notes 1, 4, 12 and 18 of Notes to Consolidated Financial Statements for additional information.

Selling, General and Administrative (“SG&A”) Expense

SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Year Ended December 31,
(Dollars in thousands)	2015	2014	Increase	% Increase
Personnel	$556,719	$374,757	$181,962	48.6%
Advertising	69,599	46,652	22,947	49.2
Rent	23,817	17,230	6,587	38.2
Facility costs	39,738	33,762	5,976	17.7
Other	121,302	90,806	30,496	33.6
Total SG&A	$811,175	$563,207	$247,968	44.0

	Year Ended December 31,		Increase
As a % of gross profit	2015	2014	(Decrease)
Personnel	47.4%	45.5%	190	bps
Advertising	5.9	5.7	20
Rent	2.0	2.1	(10)
Facility costs	3.4	4.1	(70)
Other	10.3	11.0	(70)
Total SG&A	69.0%	68.4%	60	bps

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Increase	% Increase
Personnel	$374,757	$278,497	$96,260	34.6%
Advertising	46,652	39,598	7,054	17.8
Rent	17,230	13,962	3,268	23.4
Facility costs	33,762	24,443	9,319	38.1
Other	90,806	70,900	19,906	28.1
Total SG&A	$563,207	$427,400	$135,807	31.8

	Year Ended December 31,		Increase
As a % of gross profit	2014	2013	(Decrease)
Personnel	45.5%	44.1%	140	bps
Advertising	5.7	6.3	(60)
Rent	2.1	2.2	(10)
Facility costs	4.1	3.9	20
Other	11.0	11.2	(20)
Total SG&A	68.4%	67.7%	70	bps

SG&A increased $248.0 million in 2015 compared to 2014, primarily driven by increased variable cost associated with increased sales volume and store count. Additionally, SG&A in 2015 was increased due to an $18.3 million charge associated with a transition agreement, offset by a $5.9 million gain associated with the sale of two stores and adjustments to insurance reserves. SG&A in 2014 included a non-core charge of $1.9 million related to the acquisition of DCH Auto Group, as well as non-core charges totaling $3.9 million related to an increase to a reserve associated with a lawsuit filed in 2006 and settled in 2013, a loss reserve for a hailstorm in Texas and a reserve for a contract assumed in an acquisition.

SG&A increased $135.8 million in 2014 compared to 2013, primarily due to increased variable costs associated with increased sales volume and store count. As noted above, SG&A in 2014 included total non-core charges of $5.8 million. SG&A in 2013 included a $6.2 million expense associated with a non-core legal reserve related to the settlement of a claim filed in 2006, offset by a $2.5 million non-core gain on the sale of property.

SG&A adjusted for non-core charges was as follows (in thousands):

	Year Ended December 31,
(Dollars in thousands)	2015	2014	Increase	% Increase
Personnel	$538,422	$374,758	$163,664	43.7%
Advertising	69,599	46,652	22,947	49.2
Rent	23,817	17,230	6,587	38.2
Facility costs	45,656	33,763	11,893	35.2
Other	121,304	85,008	36,296	42.7
Total SG&A	$798,798	$557,411	$241,387	43.3

	Year Ended December 31,		Increase
As a % of gross profit	2015	2014	(Decrease)
Personnel	45.8%	45.5%	30	bps
Advertising	5.9	5.7	20
Rent	2.0	2.1	(10)
Facility costs	3.9	4.1	(20)
Other	10.3	10.3	—
Total SG&A	67.9%	67.7%	20	bps

	Year Ended December 31,
(Dollars in thousands)	2014	2013	Increase	% Increase
Personnel	$374,758	$278,496	$96,262	34.6%
Advertising	46,652	39,598	7,054	17.8
Rent	17,230	13,962	3,268	23.4
Facility costs	33,763	26,973	6,790	25.2
Other	85,008	64,749	20,259	31.3
Total SG&A	$557,411	$423,778	$133,633	31.5

	Year Ended December 31,		Increase
As a % of gross profit	2014	2013	(Decrease)
Personnel	45.5%	44.1%	140	bps
Advertising	5.7	6.3	(60)
Rent	2.1	2.2	(10)
Facility costs	4.1	4.3	(20)
Other	10.3	10.3	—
Total SG&A	67.7%	67.2%	50	bps

See “Non-GAAP Reconciliations” for more details.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A.

	Year Ended December 31,			% of Change in
(Dollars in thousands)	2015	2014	Change	Gross Profit
Gross profit	$1,175,634	$823,322	$352,312	100.0%
SG&A expense	(811,175)	(563,207)	(247,968)	(70.4)
Throughput contribution			$104,344	29.6%

	Year Ended December 31,			% of Change in
(Dollars in thousands)	2014	2013	Change	Gross Profit
Gross profit	$823,322	$630,953	$192,369	100.0%
SG&A expense	(563,207)	(427,400)	(135,807)	(70.6)
Throughput contribution			$56,562	29.4%

Throughput contributions for newly opened or acquired stores reduce overall throughput because, in the first year of operation, a store’s throughput is equal to the inverse of its SG&A as a percentage of gross profit. For example, a store which achieves SG&A as a percentage of gross profit of 70% will have throughput of 30% in the first year of operation.

We acquired six stores and one franchise and opened one new store in 2015 and acquired 35 stores and opened one new store in 2014. Adjusting for these locations and the non-core adjustments discussed above, we estimate our throughput contribution on a same store basis was 51% in 2015 compared to 43% in 2014. We continue to target a same store throughput contribution in a range of 45% to 50%.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Year Ended December 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Depreciation and amortization	$41,600	$26,363	$15,237	57.8%

	Year Ended December 31,			%
(Dollars in thousands)	2014	2013	Increase	Increase
Depreciation and amortization	$26,363	$20,035	$6,328	31.6%

The increase in depreciation and amortization in 2015 compared to 2014 was primarily due to our acquisition activity since September 30, 2014. Additionally, we purchased previously leased facilities, built new facilities subsequent to the acquisition of stores and invested in improvements at our facilities and replacement of equipment.

The increase in depreciation and amortization in 2014 compared to 2013 was primarily due to the purchase of previously leased facilities, the addition of facilities due to acquisitions, the building of new facilities subsequent to the acquisition of stores and investments in improvements at our facilities and replacement of equipment.

These investments increase the amount of depreciable assets and amortizable expenses. Capital expenditures totaled $83.2 million and $86.0 million, respectively, in 2015 and 2014. See the discussion under Liquidity and Capital Resources for additional information.

Operating Income

Operating income as a percentage of revenue, or operating margin, was as follows:

	Year Ended December 31,
	2015	2014	2013
Operating margin	3.8%	4.3%	4.6%
Operating margin adjusted for non-core charges(1)	4.3%	4.4%	4.7%

(1)	See “Non-GAAP Reconciliations” for additional information.

In 2015, our operating margin was affected by the integration of the DCH Auto Group, which has a lower operating efficiency than our other stores, and a charge of $18.3 million associated with a transition agreement. Adjusting for this transition agreement charge and other non-core charges, our operating margin was 4.3% in 2015. We continue to focus on cost control, which allows us to leverage our cost structure in an environment of improving sales and aspire to increase our operating margin to our historical level.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense increased $5.7 million in 2015 compared to 2014, primarily as a result of an increase in the average outstanding balances on our floor plan facilities due to our increase in vehicle sales as discussed above. Changes in the average outstanding balances on our floor plan facilities increased the expense $3.9 million and changes in the interest rates on our floor plan facilities decreased the expense $1.8 million during 2015 compared to 2014.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned:

	Year Ended December 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Floor plan interest expense (new vehicles)	$19,534	$13,861	$5,673	40.9%
Floor plan assistance (included as an offset to cost of sales)	(41,438)	(28,748)	12,690	44.1
Net new vehicle carrying costs (benefit)	$(21,904)	$(14,887)	$7,017	47.1

	Year Ended December 31,			%
(Dollars in thousands)	2014	2013	Increase	Increase
Floor plan interest expense (new vehicles)	$13,861	$12,373	$1,488	12.0%
Floor plan assistance (included as an offset to cost of sales)	(28,748)	(20,967)	7,781	37.1
Net new vehicle carrying costs (benefit)	$(14,887)	$(8,594)	$6,293	73.2

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Year Ended December 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Mortgage interest	$13,295	$7,540	$5,755	76.3%
Other interest	6,646	3,609	3,037	84.2
Capitalized interest	(450)	(407)	43	10.6
Total other interest expense	$19,491	$10,742	$8,749	81.4

	Year Ended December 31,			%
(Dollars in thousands)	2014	2013	Increase	Increase
Mortgage interest	$7,540	$6,519	$1,021	15.7%
Other interest	3,609	1,916	1,693	88.4
Capitalized interest	(407)	(85)	322	378.8
Total other interest expense	$10,742	$8,350	$2,392	28.6

The increase in other interest expense in 2015 compared to 2014 was primarily due to higher volumes of borrowing on our credit facility and higher mortgage interest due to additional mortgage financings, partially offset by increased capitalized interest.

The increase in other interest expense in 2014 compared to 2013 was primarily due to an increase in other interest related to higher volumes of borrowing on our credit facility and higher mortgage interest following the financing of several locations to fund the DCH Auto Group acquisition, partially offset by increased capitalized interest.

Other (Expense) Income, net

Other (expense) income, net primarily includes interest income and the gains and losses related to equity-method investments.

	Year Ended December 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Other (expense) income, net	$(1,006)	$3,199	NM	NM

	Year Ended December 31,			%
(Dollars in thousands)	2014	2013	Increase	Increase
Other income, net	$3,199	$2,993	$206	6.9%

In 2015, we recorded other expense of $1.0 million compared to other income of $3.2 million for 2014. The increase in expense was primarily due to $6.9 million in operating losses related to our equity-method investment with U.S. Bancorp Community Development Corporation recorded in 2015 compared to $1.2 million in operating losses recorded in 2014. Adjusting for these losses, other income, net increased $1.6 million mainly associated with interest income related to our auto loan receivables.

The increase in 2014 compared to 2013 was primarily due to higher interest income associated with increased auto loan receivables, partially offset by operating losses of $1.2 million recognized related to our equity-method investment with U.S. Bancorp Community Development Corporation.

Income Tax Provision

Our effective income tax rate was as follows:

	Year Ended December 31,
	2015	2014	2013
Effective income tax rate	30.3%	35.6%	36.5%
Effective income tax rate excluding tax credits generated through our equity-method investment and other non-core items(1)	38.4%	38.6%	38.2%

(1) See “Non-GAAP Reconciliations” for more details.

Our effective income tax rate in 2015 and 2014 was positively affected by new markets tax credits that are generated through our equity-method investment with U.S. Bancorp Community Development Corporation. Our effective income tax rate in 2013 was positively affected by beneficial tax treatment associated with certain state tax credits, capital gains and tax benefits associated with the American Taxpayer Relief Act of 2012, which was enacted at the beginning of 2013.

Excluding the tax credits generated by our equity-method investment and adjusting for other non-core items, our effective income tax rate for 2015 would have been 38.4%, similar to the rate for 2014.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (dollars in thousands, except per share amounts):

	Year Ended December 31, 2015
	As reported	Disposal gain on sale of stores	Asset impairment	Equity- method investment	Transition agreement	Adjusted
Asset impairments	$20,124	$—	$(3,603)	$(16,521)	$—	$—
Selling, general and administrative	811,175	5,919	—	—	(18,296)	798,798

Operating income (loss)	302,735	(5,919)	3,603	16,521	18,296	335,236

Other (expense) income, net	(1,006)	—	—	6,930	—	5,924

Income (loss) from continuing operations before income taxes	$262,704	$(5,919)	$3,603	$23,451	$18,296	$302,135
Income tax (provision) benefit	(79,705)	2,309	(1,385)	(30,832)	(6,507)	(116,120)
Income (loss) from continuing operations, net of income tax	$182,999	$(3,610)	$2,218	$(7,381)	$11,789	$186,015

Diluted income (loss) per share from continuing operations	$6.91	$(0.14)	$0.08	$(0.28)	$0.45	$7.02
Diluted share count	26,490

	Year Ended December 31, 2014
	As reported	Reserve adjustments	Acquisition expenses	Equity- method investment	Tax attributes	Adjusted
Asset impairments	$1,853	$—	$—	$(1,853)	$—	$—
Selling, general and administrative	563,207	(3,931)	(1,865)	—	—	557,411

Income from operations	231,899	3,931	1,865	1,853	—	239,548

Other income, net	3,199	—	—	1,160	—	4,359

Income from continuing operations before income taxes	$210,495	$3,931	$1,865	$3,013	$—	$219,304
Income tax provision	(74,955)	(1,545)	(720)	(6,506)	(867)	(84,593)
Income (loss) from continuing operations, net of income tax	$135,540	$2,386	$1,145	$(3,493)	$(867)	$134,711

Diluted income (loss) per share from continuing operations	$5.14	$0.09	$0.04	$(0.13)	$(0.03)	$5.11
Diluted share count	26,382

	Year Ended December 31, 2013
	As reported	Disposal gain	Reserve adjustments	Tax attribute	Adjusted
Selling, general and administrative	$427,400	$2,531	$(6,153)	$—	$423,778

Operating income (loss)	183,518	(2,531)	6,153	—	187,140

Income (loss) from continuing operations before income taxes	$165,788	$(2,531)	$6,153	$—	$169,410
Income tax (provision) benefit	(60,574)	968	(2,353)	(2,832)	(64,791)
Income (loss) from continuing operations, net of income tax	$105,214	$(1,563)	$3,800	$(2,832)	$104,619

Diluted income (loss) per share from continuing operations	$4.02	$(0.06)	$0.14	$(0.11)	$3.99
Diluted share count	26,191

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

Available Sources

Below is a summary of our immediately available funds (in thousands):

	As of December 31,			%
	2015	2014	Increase	Increase
Cash and cash equivalents	$45,008	$29,898	$15,110	50.5%
Available credit on the credit facilities	134,120	70,391	63,729	90.5
Total current available funds	179,128	100,289	78,839	78.6
Estimated funds from unfinanced real estate	158,605	109,434	49,171	44.9
Total estimated available funds	$337,733	$209,723	$128,010	61.0

Cash flows generated by operating activities and from our credit facility are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of December 31, 2015, our unencumbered owned operating real estate had a book value of $211.5 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $158.6 million at December 31, 2015; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$74,209	$30,319	$32,059
Net cash used in investing activities	(169,733)	(736,332)	(130,322)
Net cash provided by financing activities	110,634	712,225	79,110

Operating Activities

Cash provided by operating activities increased $43.9 million in 2015 compared to 2014, primarily as a result of increased profitability and improved trade receivables collections, partially offset by increased inventory purchases.

Borrowings from and repayments to our syndicated lending group related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory and the associated financing, we also consider our net cash provided by operating activities adjusted to include cash activity associated with our new vehicle credit facility.

Adjusted net cash provided by operating activities is presented below (in thousands):

	Year Ended December 31,
	2015	2014	Change
Net cash provided by operating activities – as reported	$74,209	$30,319	$43,890
Add: Net borrowings on floor plan notes payable: non-trade	136,201	440,341	(304,140)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(25,642)	(257,363)	231,721
Net cash provided by operating activities – adjusted	$184,768	$213,297	$(28,529)

	Year Ended December 31,
	2014	2013	Change
Net cash provided by operating activities – as reported	$30,319	$32,059	$(1,740)
Add: Net borrowings on floor plan notes payable: non-trade	440,341	128,636	311,705
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(257,363)	(25,148)	(232,215)
Net cash provided by operating activities – adjusted	$213,297	$135,547	$77,750

Inventories are the most significant component of our cash flow from operations. As of December 31, 2015, our new vehicle days supply was 67 days, or 5 days higher than our days supply as of December 31, 2014. Our days supply of used vehicles was 55 days as of December 31, 2015, or 2 days higher than our days supply as of December 31, 2014. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities

Net cash used in investing activities totaled $169.7 million and $736.3 million, respectively, for 2015 and 2014. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities (in thousands):

	Year Ended December 31,		Increase (Decrease) in
	2015	2014	Cash Flow
Capital expenditures	$(83,244)	$(85,983)	$2,739
Cash paid for acquisitions, net of cash acquired	(71,615)	(659,634)	588,019
Cash paid for other investments	(28,110)	(9,110)	(19,000)
Proceeds from sales of stores	12,966	10,617	2,349

	Year Ended December 31,		Increase (Decrease) in
	2014	2013	Cash Flow
Capital expenditures	$(85,983)	$(50,025)	$(35,958)
Cash paid for acquisitions, net of cash acquired	(659,634)	(81,105)	(578,529)
Cash paid for other investments	(9,110)	(3,915)	(5,195)
Proceeds from sales of stores	10,617	—	10,617

Capital Expenditures

Below is a summary of our capital expenditure activities (in thousands):

	Year Ended December 31,
	2015	2014	2013
Post-acquisition capital improvements	$32,802	$20,760	$12,170
Facilities for open points	3,338	6,700	5,640
Purchases of previously leased facilities	9,946	25,082	6,894
Existing facility improvements	20,245	19,813	13,773
Maintenance	16,913	13,628	11,548
Total capital expenditures	$83,244	$85,983	$50,025

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

We expect to make expenditures of approximately $100 million in 2016 for capital improvements at recently acquired stores, purchases of land for expansion of existing stores, facility image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

Acquisitions

We focus on acquiring stores at opportunistic purchase prices that meet our return thresholds and strategic objectives. We look for acquisitions that diversify our brand and geographic mix as we continue to evaluate our portfolio to minimize exposure to any one manufacturer and achieve financial returns.

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by this transaction is recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below (dollars in thousands):

	Year Ended December 31,
	2015	2014	2013
Number of stores acquired	6	35	6
Number of stores opened	1	—	1
Number of franchises added	1	1	—

Cash paid for acquisitions, net of cash acquired	$71,615	$659,634	$81,105
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(25,642)	(257,363)	(25,148)
Cash paid for acquisitions, net of cash acquired – adjusted	$45,973	$402,271	$55,957

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities

Net cash provided by (used in) financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Year Ended December 31,
	2015	2014	2013
Cash provided by financing activities, as reported	$110,634	$712,225	$79,110
Less: cash provided by borrowings of floor plan notes payable: non-trade	(136,201)	(440,341)	(128,636)
Cash provided by (used in) financing activities, as adjusted	$(25,567)	$271,884	$(49,526)

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above (in thousands):

	Year Ended December 31,		Decrease in
	2015	2014	Cash Flow
Net borrowings (repayments) on lines of credit	$(36,523)	$183,769	$(220,292)
Principal payments on long-term debt, unscheduled	(9,189)	—	(9,189)
Proceeds from the issuance of long-term debt	75,675	124,902	(49,227)
Repurchases of common stock	(31,548)	(22,968)	(8,580)
Dividends paid	(19,985)	(15,929)	(4,056)

	Year Ended December 31,		Increase (Decrease) in
	2014	2013	Cash Flow
Net borrowings (repayments) on lines of credit	$183,769	$(14,355)	$198,124
Principal payments on long-term debt, unscheduled	—	(25,770)	25,770
Proceeds from the issuance of long-term debt	124,902	4,720	120,182
Repurchases of common stock	(22,968)	(7,903)	(15,065)
Dividends paid	(15,929)	(10,085)	(5,844)

Borrowing and Repayment Activity

During 2015, we raised net mortgage proceeds of $75.7 million, which were used to pay down $36.5 million on our line of credit, increasing availability on our credit facility. The remaining net mortgage proceeds were primarily used for acquisitions and capital expenditures.

Our debt to total capital ratio, excluding floor plan notes payable, was 43.8% at December 31, 2015 compared to 48.8% at December 31, 2014. We partially funded our 2014 acquisition activity, including the DCH Auto Group acquisition, with additional debt.

Equity Transactions

Under the share repurchase program authorized by our Board of Directors and repurchases associated with stock compensation activity, we repurchased 306,386 shares of our Class A common stock at an average price of $102.84 per share in 2015. As of December 31, 2015, we had 1.3 million shares available for repurchase under our share repurchase program. The authority to repurchase does not have an expiration date.

In 2016 to date, we have repurchased approximately 594,123 shares at a weighted average price of $79.11 per share. As of February 26, 2016, under our existing share repurchase authorization, approximately 677,364 shares remain available for purchase.

During 2015, we paid dividends on our Class A and Class B Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2015	$0.16	$4,216
May 2015	0.20	5,266
August 2015	0.20	5,257
November 2015	0.20	5,246

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

	Outstanding as of December 31, 2015	Remaining Available as of December 31, 2015
Floor plan note payable: non-trade	$1,265,872	$—	(1)
Floor plan notes payable	48,083	—
Used vehicle inventory financing facility	171,000	436	(2)
Revolving lines of credit	61,246	133,684	(2),(3)
Real estate mortgages	387,861	—
Other debt	25,247	—
Total debt	$1,959,309	$134,120

(1)	As of December 31, 2015, we had a $1.45 billion new vehicle floor plan commitment as part of our credit facility.
(2)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(3)	Available credit is based on the borrowing base amount effective as of December 31, 2015. This amount is reduced by $8.6 million for outstanding letters of credit.

Credit Facility

We have a $1.85 billion revolving syndicated credit facility that matures in January 2021. This syndicated credit facility is comprised of 18 financial institutions, including eight manufacturer-affiliated finance companies. We may request a reallocation of any unused portion of our credit facility provided that the used vehicle inventory floor plan commitment does not exceed $250 million, the revolving financing commitment does not exceed $300 million, and the sum of those commitments plus the new vehicle inventory floor plan financing commitment does not exceed the total aggregate financing commitment. This credit facility may be expanded to $2.1 billion total availability, subject to lender approval. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of December 31, 2015, we had no balances in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 1.68% at December 31, 2015. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.93% and 2.18%, respectively, at December 31, 2015.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement			As of December 31, 2015
Current ratio	Not less than 1.10	to	1	1.26	to	1
Fixed charge coverage ratio	Not less than 1.20	to	1	3.36	to	1
Leverage ratio	Not more than 5.00	to	1	1.79	to	1
Funded debt restriction	Not to exceed $600 million			$413.4 million

As of December 31, 2015, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At December 31, 2015, $48.1 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.8% to 5.0% at December 31, 2015. The mortgages are payable in various installments through October 2034. As of December 31, 2015, we had fixed interest rates on 70.0% of our outstanding mortgage debt.

Our other debt includes capital leases, sellers’ notes and our equity contribution obligations associated with the new markets tax credit equity-method investment. The interest rates associated with our other debt ranged from 2.2% to 6.5% at December 31, 2015. This debt, which totaled $25.2 million at December 31, 2015, is due in various installments through January 2024.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2015, was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2016	2017 and 2018	2019 and 2020	2021 and beyond
New vehicle floor plan commitment(1)	$1,265,872	$1,265,872	$—	$—	$—
Floor plan notes payable(1)	48,083	48,083	—	—	—
Used vehicle inventory financing facility	171,000	—	—	—	171,000
Revolving lines of credit	61,246		246		61,000
Real estate debt, including interest	470,904	29,894	102,515	93,364	245,131
Other debt, including capital leases and interest	26,754	23,371	1,023	982	1,378
Charge-backs on various contracts	35,033	19,638	14,034	1,338	23
Operating leases(2)	230,261	25,514	43,728	37,926	123,093
Self-insurance programs	25,934	10,704	9,617	3,253	2,355
Fixed rate payments on interest rate swaps	585	585	—	—	—
	$2,335,672	$1,421,172	$161,546	$133,610	$619,344

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

Inflation and Changing Prices

Inflation and changing prices did not have a material impact on our revenues or income from continuing operations in the years ended December 31, 2015, 2014 and 2013.

Selected Consolidated Quarterly Financial Data

The following tables set forth our unaudited quarterly financial data (in thousands, except per share amounts):(1) (2)

2015	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle	$1,007,816	$1,149,512	$1,227,080	$1,167,893
Used vehicle retail	462,931	488,801	505,885	469,399
Used vehicle wholesale	62,208	66,796	69,472	63,054
Finance and insurance	64,604	72,463	76,633	69,318
Service, body and parts	173,475	182,695	189,796	193,024
Fleet and other	18,144	36,680	15,979	30,594
Total revenues	1,789,178	1,996,947	2,084,845	1,993,282
Cost of sales	1,515,803	1,699,298	1,773,658	1,699,859
Gross profit	273,375	297,649	311,187	293,423
Asset impairments	4,130	6,130	4,131	5,733
Selling, general and administrative	191,618	195,610	223,728	200,219
Depreciation and amortization	9,726	10,287	10,531	11,056
Operating income	67,901	85,622	72,797	76,415
Floor plan interest expense	(4,649)	(4,655)	(4,951)	(5,279)
Other interest expense	(4,828)	(4,972)	(4,900)	(4,791)
Other (expense) income, net	(368)	(356)	(307)	25
Income before income taxes	58,056	75,639	62,639	66,370
Income tax provision	(17,403)	(24,416)	(19,248)	(18,638)
Net income	$40,653	$51,223	$43,391	$47,732

Basic net income per share	$1.55	$1.95	$1.64	$1.82

Diluted net income per share	$1.53	$1.93	$1.64	$1.80

2014	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle	$579,522	$694,484	$732,121	$1,071,543
Used vehicle retail	301,893	310,475	340,522	409,591
Used vehicle wholesale	42,693	44,286	48,853	59,867
Finance and insurance	39,631	43,838	46,855	60,057
Service, body and parts	104,617	114,337	120,772	172,398
Fleet and other	9,750	14,382	7,988	19,851
Total revenues	1,078,106	1,221,802	1,297,111	1,793,307
Cost of sales	906,045	1,029,502	1,099,271	1,532,186
Gross profit	172,061	192,300	197,840	261,121
Asset impairments	—	—	—	1,853
Selling, general and administrative	121,829	125,463	131,627	184,288
Depreciation and amortization	5,507	5,825	6,067	8,964
Operating income	44,725	61,012	60,146	66,016
Floor plan interest expense	(2,984)	(3,215)	(3,127)	(4,535)
Other interest expense	(1,974)	(1,869)	(2,051)	(4,848)
Other income, net	937	1,146	1,027	89
Income from continuing operations before income taxes	40,704	57,074	55,995	56,722
Income tax provision	(16,010)	(21,904)	(21,458)	(15,583)
Income before discontinued operations	24,694	35,170	34,537	41,139
Discontinued operations, net of tax	40	3,139	—	1
Net income	$24,734	$38,309	$34,537	$41,140

Basic income per share from continuing operations	$0.95	$1.35	$1.32	$1.57
Basic income per share from discontinued operations	—	0.12	—	—
Basic net income per share	$0.95	$1.47	$1.32	$1.57

Diluted income per share from continuing operations	$0.94	$1.34	$1.31	$1.56
Diluted income per share from discontinued operations	—	0.11	—	—
Diluted net income per share	$0.94	$1.45	$1.31	$1.56

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

Our variable-rate floor plan notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. At December 31, 2015, we had $1.7 billion outstanding under such agreements at a weighted average interest rate of 1.8% per annum. A 10% increase in interest rates, or 18 basis points, would increase annual interest expense by approximately $1.8 million, net of tax, based on amounts outstanding at December 31, 2015.

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

At December 31, 2015, we had $297.5 million of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between November 2016 and October 2034. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $297.0 million at December 31, 2015.

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

As of December 31, 2015, we had a $25 million interest rate swap outstanding with U.S. Bank Dealer Commercial Services. This interest rate swap matures on June 15, 2016 and has a fixed rate of 5.587% per annum. The variable rate on the interest rate swap is the one-month LIBOR rate. At December 31, 2015, the one-month LIBOR rate was 0.43% per annum, as reported in the Wall Street Journal.

The fair value of our interest rate swap agreement represents the estimated receipts or payments that would be made to terminate the agreement. The amounts related to our cash flow hedges are recorded as deferred gains or losses in our Consolidated Balance Sheets with the offset recorded in accumulated other comprehensive loss, net of tax. At December 31, 2015, the fair value of our interest rate swap agreement was a liability of $0.5 million. The estimated amount expected to be reclassified into earnings within the next twelve months was $0.5 million at December 31, 2015.

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

Item 8. Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2015 is included in Item 7.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal controls over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excludes the operations of the six dealerships acquired in 2015. These stores represent approximately 3% of consolidated total assets and less than 1% of consolidated revenues for the year ended December 31, 2015.

Based on our assessment, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2015, which is included in Item 8 of this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our Proxy Statement for our 2016 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our Proxy Statement for our 2016 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance as of December 31, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by shareholders	411,074	$—	(1)	1,988,570
Equity compensation plans not approved by shareholders	—	—		—
Total	411,074	$—		1,988,570

(1)	There is no exercise price associated with our restricted stock units.
(2)	Includes 1,520,910 shares available pursuant to our 2013 Amended and Restated Stock Incentive Plan and 467,660 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2016 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our Proxy Statement for our 2016 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in our Proxy Statement for our 2016 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules

The Consolidated Financial Statements, together with the reports thereon of KPMG LLP, Independent Registered Public Accounting Firm, are included on the pages indicated below:

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

Second Amendment to Stock Purchase Agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited effective November 13, 2014 (incorporated by reference to exhibit 2.1.2 to the Company’s Form 10-K for the year ended December 31, 2014)

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (incorporated by reference to exhibit 3.1 to the Company’s Form 10-K for the year ended December 31, 1999)

3.2	2013 Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to exhibit 3.1 to the Company’s Form 8-K filed August 26, 2013)

10.1*	2009 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2009 annual meeting of shareholders filed on March 20, 2009)

10.1.1*	Amendment 2014-1 to the Lithia Motors, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.1.1 to the Company’s Form 10-K for the year ended December 31, 2014)

10.2*	Lithia Motors, Inc. 2013 Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 2, 2013)

10.2.1*	RSU Deferral Plan (incorporated by reference to exhibit 10.3.1 to the Company’s Form 10-K for the year ended December 31, 2011)

10.2.2*	Amendment to RSU Deferral Plan (incorporated by reference to exhibit 10.2.2 to the Company’s Form 10-K for the year ended December 31, 2014)

10.2.3*	Restricted Stock Unit (RSU) Deferral Election Form (incorporated by reference to exhibit 10.2.3 to the Company’s Form 10-K for the year ended December 31, 2014)

10.3*

Form of Restricted Stock Unit Agreement (2015 Performance- and Time-Vesting) (for Senior Executives) (incorporated by reference to exhibit 10.3.7 to the Company’s Form 10-K for the year ended December 31, 2014)

10.3.1*

Form of Restricted Stock Unit Agreement (2015 Long-Term Performance-Vesting) ($7.00 EPS award) (incorporated by reference to exhibit 10.3.8 to the Company’s Form 10-K for the year ended December 31, 2014)

10.3.2*	Form of Restricted Stock Unit Agreement (2015 Time-Vesting) (incorporated by reference to exhibit 10.3.9 to the Company’s Form 10-K for the year ended December 31, 2014)

10.3.3*	Form of Restricted Stock Unit Agreement (2016 Performance- and Time-Vesting) (for Senior Executives)

10.3.4*	Form of Restricted Stock Units Agreement (2015 Long-term Performance-Vesting) ($8.00 EPS award)

10.3.5*	Form of Restricted Stock Unit Agreement (2016 Time-Vesting)

10.4*	Lithia Motors, Inc. 2013 Discretionary Support Services Variable Performance Compensation Plan (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed May 2, 2013)

10.5*	Form of Outside Director Nonqualified Deferred Compensation Agreement (incorporated by reference to exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2005)

10.6

Amended and Restated Loan Agreement among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed October 3, 2014)

10.6.1	First Amendment to Amended and Restated Loan Agreement (incorporated by reference to exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2015)

Exhibit	Description

10.6.2	Second Amendment to Amended and Restated Loan Agreement (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed December 22, 2015)

10.7*	Amended and Restated Split-Dollar Agreement (incorporated by reference to exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2012)

10.8*	Form of Indemnity Agreement for each Named Executive Officer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 29, 2009)

10.9*	Form of Indemnity Agreement for each non-management Director (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed May 29, 2009)

10.10*	Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (incorporated by reference to exhibit 10.22 to the Company’s Form 10-K for the year ended December 31, 2010)

10.10.1*

Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award for Sidney DeBoer (incorporated by reference to exhibit 10.22.1 to the Company’s Form 10-K for the year ended December 31, 2010)

10.10.2*

Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award (incorporated by reference to exhibit 10.22.2 to the Company’s Form 10-K for the year ended December 31, 2010)

10.11*	Employment Agreement with Executive Vice President Brad Gray dated March 1, 2012 (incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2012)

10.11.1*	Amendment to Terms of Employment Agreement with Brad Gray dated April 30, 2013 (incorporated by reference to exhibit 10.23 to the Company’s Form 10-K for the year ended December 31, 2013)

10.12*	Brad Gray Incentive Arrangement (incorporated by reference to exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2015)

10.13*	Transition Agreement dated September 14, 2015 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 17, 2015)

10.14*	Director Service Agreement effective January 1, 2016 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 17, 2015)

10.15*	Incentive Agreement effective August 1, 2014 between Lithia Motors, Inc. and Brad Gray (incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed May 1, 2015)

10.16*

Form of Employment and Change in Control Agreement dated February 4, 2016 between Lithia Motors, Inc. and Bryan DeBoer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 5, 2016)(1)

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

(1)

Substantially similar agreements exist between Lithia Motors, Inc. and each of Scott Hillier, Christopher S. Holzshu, John F. North III, George Liang, Mark DeBoer and Tom Dobry. The "Cash Change in Control Benefits" under the agreements with Mr. Mark DeBoer and Mr. Dobry provide for 12 months of base salary rather than 24 months.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2016	LITHIA MOTORS, INC.

By /s/ Bryan B. DeBoer
Bryan B. DeBoer
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 26, 2016:

Signature	Title

/s/ Bryan B. DeBoer	Director, President and Chief Executive Officer. (Principal Executive Officer)
Bryan B. DeBoer

/s/ Christopher S. Holzshu	Senior Vice President, Chief Financial Officer and Secretary
Christopher S. Holzshu

/s/ John F. North III	Vice President and Chief Accounting Officer (Principal Accounting Officer)
John F. North III

/s/ Sidney B. DeBoer	Director and Executive Chairman
Sidney B. DeBoer

/s/ Thomas Becker	Director
Thomas Becker

/s/ Susan O. Cain	Director
Susan O. Cain

/s/ Shau-wai Lam	Director
Shau-wai Lam

/s/ Kenneth E. Roberts	Director
Kenneth E. Roberts

/s/ William J. Young	Director
William J. Young

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lithia Motors, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related Consolidated Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2015. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Lithia Motors, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 15 to the Consolidated Financial Statements, the Company has changed its method for reporting discontinued operations as of September 2014.

/s/ KPMG LLP

Portland, Oregon

February 26, 2016

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lithia Motors, Inc.:

We have audited Lithia Motors, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Lithia Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Lithia Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Lithia Motors, Inc. completed the acquisition of six stores during 2015 and, as permitted, management elected to exclude all of these acquisitions from its assessment of internal control over financial reporting as of December 31, 2015. The total assets of these six acquisitions represented approximately 3% of consolidated total assets as of December 31, 2015 and approximately 1% of consolidated revenues for the year ended December 31, 2015. Our audit of internal control over financial reporting of Lithia Motors, Inc. also excluded an evaluation of the internal control over financial reporting of these six acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related Consolidated Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/ KPMG LLP

Portland, Oregon

February 26, 2016

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$45,008	$29,898
Accounts receivable, net of allowance for doubtful accounts of $2,243 and $2,904	308,462	295,379
Inventories, net	1,470,987	1,249,659
Other current assets	54,408	32,010
Assets held for sale	—	8,563
Total Current Assets	1,878,865	1,615,509

Property and equipment, net of accumulated depreciation of $137,853 and $117,679	876,660	816,745
Goodwill	213,220	199,375
Franchise value	157,699	150,892
Other non-current assets	100,855	98,411
Total Assets	$3,227,299	$2,880,932

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$48,083	$41,047
Floor plan notes payable: non-trade	1,265,872	1,137,632
Current maturities of long-term debt	38,891	31,912
Trade payables	70,871	70,853
Accrued liabilities	167,108	153,661
Deferred income taxes	—	2,603
Liabilities related to assets held for sale	—	4,892
Total Current Liabilities	1,590,825	1,442,600

Long-term debt, less current maturities	606,463	609,066
Deferred revenue	66,734	54,403
Deferred income taxes	53,129	42,795
Other long-term liabilities	81,984	58,963
Total Liabilities	2,399,135	2,207,827

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,676 and 23,671	258,410	276,058
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 2,542 and 2,562	316	319
Additional paid-in capital	38,822	29,775
Accumulated other comprehensive loss	(277)	(926)
Retained earnings	530,893	367,879
Total Stockholders' Equity	828,164	673,105
Total Liabilities and Stockholders' Equity	$3,227,299	$2,880,932

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2014	2013
Revenues:
New vehicle	$4,552,301	$3,077,670	$2,256,598
Used vehicle retail	1,927,016	1,362,481	1,032,224
Used vehicle wholesale	261,530	195,699	158,235
Finance and insurance	283,018	190,381	139,007
Service, body and parts	738,990	512,124	383,483
Fleet and other	101,397	51,971	36,202
Total revenues	7,864,252	5,390,326	4,005,749
Cost of sales:
New vehicle	4,271,931	2,879,486	2,105,480
Used vehicle retail	1,685,767	1,183,228	881,366
Used vehicle wholesale	257,073	192,053	155,524
Service, body and parts	375,069	262,388	197,913
Fleet and other	98,778	49,849	34,513
Total cost of sales	6,688,618	4,567,004	3,374,796
Gross profit	1,175,634	823,322	630,953
Asset impairments	20,124	1,853	—
Selling, general and administrative	811,175	563,207	427,400
Depreciation and amortization	41,600	26,363	20,035
Operating income	302,735	231,899	183,518
Floor plan interest expense	(19,534)	(13,861)	(12,373)
Other interest expense	(19,491)	(10,742)	(8,350)
Other (expense) income, net	(1,006)	3,199	2,993
Income from continuing operations before income taxes	262,704	210,495	165,788
Income tax provision	(79,705)	(74,955)	(60,574)
Income from continuing operations, net of income tax	182,999	135,540	105,214
Income from discontinued operations, net of income tax	—	3,180	786
Net income	$182,999	$138,720	$106,000

Basic income per share from continuing operations	$6.96	$5.19	$4.08
Basic income per share from discontinued operations	—	0.12	0.03
Basic net income per share	$6.96	$5.31	$4.11

Shares used in basic per share calculations	26,290	26,121	25,805

Diluted income per share from continuing operations	$6.91	$5.14	$4.02
Diluted income per share from discontinued operations	—	0.12	0.03
Diluted net income per share	$6.91	$5.26	$4.05

Shares used in diluted per share calculations	26,490	26,382	26,191

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$182,999	$138,720	$106,000
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $399, $380 and $668	649	612	1,077
Comprehensive income	$183,648	$139,332	$107,077

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock				Additional	Accumulated Other		Total
	Class A		Class B		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2012	22,916	$268,801	2,762	$343	$12,399	$(2,615)	$149,173	$428,101
Net income	—	—	—	—	—	—	106,000	106,000
Gain on cash flow hedges, net of tax expense of $668	—	—	—	—	—	1,077	—	1,077
Issuance of stock in connection with employee stock plans	283	5,149	—	—	—	—	—	5,149
Issuance of restricted stock to employees	117	—	—	—	—	—	—	—
Repurchase of Class A common stock	(187)	(7,903)	—	—	—	—	—	(7,903)
Class B common stock converted to Class A common stock	200	24	(200)	(24)	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	2,184	—	—	10,199	—	—	12,383
Dividends paid	—	—	—	—	—	—	(10,085)	(10,085)
Balance at December 31, 2013	23,329	268,255	2,562	319	22,598	(1,538)	245,088	534,722
Net income	—	—	—	—	—	—	138,720	138,720
Gain on cash flow hedges, net of tax expense of $380	—	—	—	—	—	612	—	612
Issuance of stock in connection with employee stock plans	118	4,590	—	—	—	—	—	4,590
Issuance of stock in connection with acquisitions	269	19,736	—	—	—	—	—	19,736
Issuance of restricted stock to employees	288	—	—	—	—	—	—	—
Repurchase of Class A common stock	(333)	(22,968)	—	—	—	—	—	(22,968)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	6,445	—	—	7,177	—	—	13,622
Dividends paid	—	—	—	—	—	—	(15,929)	(15,929)
Balance at December 31, 2014	23,671	276,058	2,562	319	29,775	(926)	367,879	673,105
Net income	—	—	—	—	—	—	182,999	182,999
Gain on cash flow hedges, net of tax expense of $399	—	—	—	—	—	649	—	649
Issuance of stock in connection with employee stock plans	74	6,065	—	—	—	—	—	6,065
Issuance of restricted stock to employees	217	—	—	—	—	—	—	—
Repurchase of Class A common stock	(306)	(31,548)	—	—	—	—	—	(31,548)
Class B common stock converted to Class A common stock	20	3	(20)	(3)	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	7,832	—	—	9,047	—	—	16,879
Dividends paid	—	—	—	—	—	—	(19,985)	(19,985)
Balance at December 31, 2015	23,676	$258,410	2,542	$316	$38,822	$(277)	$530,893	$828,164

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$182,999	$138,720	$106,000
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	20,124	1,853	—
Depreciation and amortization	41,600	26,363	20,035
Stock-based compensation	11,871	7,436	6,565
(Gain) loss on disposal of other assets	203	271	(2,339)
Gain from disposal activities	(5,919)	(5,744)	—
Deferred income taxes	12,341	13,355	14,477
Excess tax benefit from share-based payment arrangements	(5,012)	(6,186)	(5,994)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(13,047)	(59,474)	(37,370)
Inventories	(197,079)	(76,002)	(106,896)
Other assets	(31,620)	(31,182)	(5,655)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	7,035	(647)	5,300
Trade payables	674	(3,105)	8,480
Accrued liabilities	16,273	(13,472)	12,304
Other long-term liabilities and deferred revenue	33,766	38,133	17,152
Net cash provided by operating activities	74,209	30,319	32,059

Cash flows from investing activities:
Principal payments received on notes receivable	—	2,882	91
Capital expenditures	(83,244)	(85,983)	(50,025)
Proceeds from sales of assets	270	4,896	4,632
Cash paid for other investments	(28,110)	(9,110)	(3,915)
Cash paid for acquisitions, net of cash acquired	(71,615)	(659,634)	(81,105)
Proceeds from sales of stores	12,966	10,617	—
Net cash used in investing activities	(169,733)	(736,332)	(130,322)

Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade, net	136,201	440,341	128,636
Borrowings on lines of credit	1,261,597	1,435,144	800,000
Repayments on lines of credit	(1,298,120)	(1,251,375)	(814,355)
Principal payments on long-term debt, scheduled	(15,074)	(8,666)	(7,100)
Principal payments on long-term debt and capital leases, other	(9,189)	—	(25,770)
Proceeds from issuance of long-term debt	75,675	124,902	4,720
Proceeds from issuance of common stock	6,065	4,590	4,973
Repurchase of common stock	(31,548)	(22,968)	(7,903)
Excess tax benefit from share-based payment arrangements	5,012	6,186	5,994
Dividends paid	(19,985)	(15,929)	(10,085)
Net cash provided by financing activities	110,634	712,225	79,110

Increase (decrease) in cash and cash equivalents	15,110	6,212	(19,153)
Cash and cash equivalents at beginning of year	29,898	23,686	42,839
Cash and cash equivalents at end of year	$45,008	$29,898	$23,686

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$41,098	$24,638	$21,002
Cash paid during the period for income taxes, net	86,533	63,827	42,682

Supplemental schedule of non-cash activities:
Debt issued or acquired in connection with acquisitions	$2,160	$55,693	$—
Debt forgiven in connection with acquisitions	1,374	—	—
Floor plan debt acquired in connection with acquisitions	—	24,686	—
Floor plan debt paid in connection with store disposals	4,400	3,311	—
Issuance of Class A common stock in connection with acquisitions	—	19,736	—

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(
1)	Summary of Significant Accounting Policies

Organization and Business

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of December 31, 2015, we offered 31 brands of new vehicles and all brands of used vehicles in 137 stores in the United States and online at Lithia.com and DCHauto.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

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

Cash and Cash Equivalents

Cash and cash equivalents are defined as cash on hand and cash in bank accounts without restrictions.

Accounts Receivable

Accounts receivable include amounts due from the following:

•	various lenders for the financing of vehicles sold;
•	customers for vehicles sold and service and parts sales;
•	manufacturers for factory rebates, dealer incentives and warranty reimbursement; and
•	insurance companies and other miscellaneous receivables.

Receivables are recorded at invoice and do not bear interest until they are 60 days past due. The allowance for doubtful accounts represents an estimate of the amount of net losses inherent in our portfolio of accounts receivable as of the reporting date. We estimate an allowance for doubtful accounts based on our historical write-off experience and consider recent delinquency trends and recovery rates. Account balances are charged against the allowance after all appropriate means of collection have been exhausted and the potential for recovery is considered remote. The annual activity for charges and subsequent recoveries is immaterial. See Note 2.

Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. Certain acquired inventories are valued using the last-in first-out (LIFO) method. The LIFO reserve associated with this inventory as of December 31, 2015 and 2014 was immaterial. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation.

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

The range of estimated useful lives is as follows:

Buildings and improvements (in years)	5	to	40
Service equipment (in years)	5	to	15
Furniture, office equipment, signs and fixtures (in years)	3	to	10

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels and betterments are capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. For the years ended December 31, 2015, 2014 and 2013, we recorded capitalized interest of $0.5 million, $0.4 million and $0.1 million, respectively.

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

As an indefinite-lived intangible asset, franchise value is tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying value may exceed fair value. The impairment test for indefinite-lived intangible assets requires the comparison of estimated fair value to carrying value. An impairment charge is recorded to the extent the fair value is less than the carrying value. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. We evaluated our indefinite-lived intangible assets using a quantitative assessment process. We have determined the appropriate reporting unit for testing franchise value for impairment is each individual store.

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

Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying value of the reporting unit more likely than not exceeds fair value. We have the option to qualitatively or quantitatively assess goodwill for impairment and we evaluated our goodwill using a quantitative assessment process. Goodwill is tested for impairment at the reporting unit level. Our reporting units are individual stores as this is the level at which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance.

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

Equity-Method Investments

We own investments in certain partnerships which we account for under the equity method. These investments are included as a component of other non-current assets in our Consolidated Balance Sheets. We determined that we lack certain characteristics to direct the operations of the businesses and, as a result, do not qualify to consolidate these investments. Activity related to our equity-method investments is recognized in our Consolidated Statements of Operations as follows:

•	an other than temporary decline in fair value is reflected as an asset impairment;
•	our portion of the operating gains and losses is included as a component of other income, net;
•	the amortization related to the discounted fair value of future equity contributions is recognized over the life of the investments as non-cash interest expense; and
•	tax benefits and credits are reflected as a component of income tax provision.

Periodically, whenever events or circumstances indicate that the carrying amount of assets may be impaired, we evaluate the equity-method investments for indications of loss resulting from an other than temporary decline. If the equity-method investment is determined to be impaired, the amount by which the investment basis exceeds the fair value of the investment is recognized as a charge to income from continuing operations. See Notes 12 and 18.

Advertising

We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Additionally, manufacturer cooperative advertising credits for qualifying, specifically-identified advertising expenditures are recognized as a reduction of advertising expense. Advertising expense and manufacturer cooperative advertising credits were as follows (in thousands):

Year Ended December 31,	2015	2014	2013
Advertising expense, gross	$89,736	$62,933	$51,404
Manufacturer cooperative advertising credits	(19,801)	(16,281)	(11,806)
Advertising expense, net	$69,935	$46,652	$39,598

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

Stock-Based Compensation

Compensation costs associated with equity instruments exchanged for employee and director services are measured at the grant date, based on the fair value of the award, with estimated forfeitures considered, and recognized as an expense on the straight-line basis over the individual’s requisite service period (generally the vesting period of the equity award). If there is a performance-based element to the award, the expense is recognized based on the estimated attainment level, estimated time to achieve the attainment level and/or the vesting period. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of non-vested stock awards is based on the intrinsic value on the date of grant. See Note 10.

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

We have a credit facility with a syndicate of 18 financial institutions, including eight manufacturer-affiliated finance companies. Several of these financial institutions also provide mortgage financing. This credit facility is the primary source of floor plan financing for our new vehicle inventory and also provides used vehicle financing and a revolving line of credit. The term of the facility extends through January 2021. At maturity, our financial condition could be materially adversely impacted if lenders are unable to provide credit that has typically been extended to us or with terms unacceptable to us. Our financial condition could be materially adversely impacted if these providers incur losses in the future or undergo funding limitations. See Note 6.

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

We have variable rate floor plan notes payable, mortgages and other credit line borrowings that subject us to market risk exposure. At December 31, 2015, we had $1.7 billion outstanding in variable rate debt. These borrowings had interest rates ranging from 1.49% to 3.00% per annum. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

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

We also use estimates in the calculation of various expenses, accruals and reserves, including anticipated losses related to workers’ compensation insurance; anticipated losses related to self-insurance components of our property and casualty and medical insurance; self-insured lifetime lube, oil and filter service contracts; discretionary employee bonuses, the Transition Agreement with Sidney B. DeBoer, our Executive Chairman; warranties provided on certain products and services; legal reserves and stock-based compensation. We also make certain estimates regarding the assessment of the recoverability of long-lived assets, indefinite-lived intangible assets and deferred tax assets.

We offer a limited warranty on the sale of most retail used vehicles. This warranty is based on mileage and time. We also offer a mileage and time based warranty on parts used in our service repair work and on tire purchases. The cost that may be incurred for these warranties is estimated at the time the related revenue is recorded. A reserve for these warranty liabilities is estimated based on current sales levels, warranty experience rates and estimated costs per claim. The annual activity for reserve increases and claims is immaterial. As of December 31, 2015 and 2014, the accrued warranty balance was $0.5 million and $0.4 million, respectively.

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

We use a relief-from-royalty method to determine the fair value of a trade name. Future cost savings associated with owning, rather than licensing, a trade name is estimated based on a royalty rate and management’s forecasted sales projections. The discount rate applied to the future cost savings factors an equity market risk premium, small stock risk premium, an average peer group beta, a risk-free interest rate and a premium for forecast risk.

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

Segment Reporting

While we have determined that each individual store is a reporting unit, we have aggregated our reporting units into three reportable segments based on their economic similarities: Domestic, Import and Luxury.

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

We define our chief operating decision maker (“CODM”) to be certain members of our executive management group. Historical and forecasted operational performance is evaluated on a store-by-store basis and on a consolidated basis by the CODM. We derive the operating results of the segments directly from our internal management reporting system. The accounting policies used to derive segment results are substantially the same as those used to determine our consolidated results, excepted for the internal allocation within Corporate and other discussed above. Our CODM measures the performance of each operating segment based on several metrics, including earnings from operations, and uses these results, in part, to evaluate the performance of, and to allocate resources to, each of the operating segments. See Note 19.

(
2)	Accounts Receivable

Accounts receivable consisted of the following (in thousands):

December 31,	2015	2014
Contracts in transit	$168,460	$162,785
Trade receivables	33,749	37,194
Vehicle receivables	36,470	34,876
Manufacturer receivables	59,215	56,008
Auto loan receivables	42,490	25,424
Other receivables	3,033	4,554
	343,417	320,841
Less: Allowance for doubtful accounts	(2,243)	(2,904)
Less: Long-term portion of accounts receivable, net	(32,712)	(22,558)
Total accounts receivable, net	$308,462	$295,379

Accounts receivable classifications include the following:

•

Contracts in transit are receivables from various lenders for the financing of vehicles that we have arranged on behalf of the customer and are typically received within five to ten days of selling a vehicle.

•	Trade receivables are comprised of amounts due from customers, lenders for the commissions earned on financing and others for commissions earned on service contracts and insurance products.
•	Vehicle receivables represent receivables for the portion of the vehicle sales price paid directly by the customer.
•	Manufacturer receivables represent amounts due from manufacturers, including holdbacks, rebates, incentives and warranty claims.
•	Auto loan receivables include amounts due from customers related to retail sales of vehicles and certain finance and insurance products.

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

(3)	Inventories

The components of inventories consisted of the following (in thousands):

December 31,	2015	2014
New vehicles	$1,113,613	$958,876
Used vehicles	302,911	240,908
Parts and accessories	54,463	49,875
Total inventories	$1,470,987	$1,249,659

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle. As of December 31, 2015 and 2014, the carrying value of inventory had been reduced by $13.6 million and $12.3 million, respectively, for assistance received from manufacturers as discussed in Note 1.

(4)	Property and Equipment

Property and equipment consisted of the following (in thousands):

December 31,	2015	2014
Land	$281,982	$263,328
Building and improvements	527,545	475,149
Service equipment	70,559	60,644
Furniture, office equipment, signs and fixtures	119,250	100,163
	999,336	899,284
Less accumulated depreciation	(137,853)	(117,679)
	861,483	781,605
Construction in progress	15,177	35,140
	$876,660	$816,745

Long-lived Asset Impairment Charges

In 2015, we recorded $3.6 million of impairment charges associated with certain properties and equipment. As the expected future use of these facilities and equipment changed, the long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value.

(5)	Goodwill and Franchise Value

The following is a roll-forward of goodwill (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2013(1)	$22,548	$16,797	$10,166	$49,511
Additions through acquisitions	68,463	62,804	18,597	149,864
Balance as of December 31, 2014(1)	91,011	79,601	28,763	199,375
Additions through acquisitions	6,892	5,029	2,170	14,091
Reductions through divestitures	—	(246)	—	(246)
Balance as of December 31, 2015(1)	$97,903	$84,384	$30,933	$213,220

(1)	Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.

The following is a roll-forward of franchise value (in thousands):

Franchise Value
Balance as of December 31, 2013	$71,199
Additions through acquisitions	80,233
Transfers to assets held for sale	(540)
Balance as of December 31, 2014	150,892
Additions through acquisitions	6,843
Reductions through divestitures	(36)
Balance as of December 31, 2015	$157,699

(6)	Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

December 31,	2015	2014
New vehicle floor plan commitment	$1,265,872	$1,137,632
Floor plan notes payable(1)	48,083	41,047
Total floor plan debt	1,313,955	1,178,679

Used vehicle inventory financing facility	171,000	134,000
Revolving lines of credit	61,246	134,769
Real estate mortgages	387,861	334,443
Other debt	25,247	37,766
Total debt	$1,959,309	$1,819,657

(1)	At December 31, 2014, we had an additional $4.9 million of floor plan notes payable outstanding on our new vehicle floor plan commitment recorded as liability related to assets held for sale.

Credit Facility

We have a $1.85 billion revolving syndicated credit facility that matures in January 2021. This syndicated credit facility is comprised of 18 financial institutions, including eight manufacturer-affiliated finance companies. As of December 31, 2015, our credit facility provides for up to $1.45 billion in new vehicle inventory floor plan financing, up to $200 million in used vehicle inventory floor plan financing and a maximum of $200 million in revolving financing for general corporate purposes, including acquisitions and working capital. This credit facility may be expanded to $2.1 billion total availability, subject to lender approval.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction “PR” accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of December 31, 2015, we did not have any amounts deposited in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 1.68% at December 31, 2015. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.93% and 2.18%, respectively, at December 31, 2015.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets. As of December 31, 2015, we were in compliance with all financial covenants. The table below details our financial covenants:

Debt Covenant Ratio	Requirement			As of December 31, 2015
Current ratio	Not less than 1.10	to	1	1.26	to	1
Fixed charge coverage ratio	Not less than 1.20	to	1	3.36	to	1
Leverage ratio	Not more than 5.00	to	1	1.79	to	1
Funded debt restriction	Not to exceed $600 million			$413.4 million

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. At December 31, 2015, $48.1 million was outstanding on these agreements at interest rates ranging up to 3.0%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.8% to 5.0% at December 31, 2015. The mortgages are payable in various installments through October 2034. As of December 31, 2015, we had fixed interest rates on 70% of our outstanding mortgage debt.

Our other debt includes capital leases, sellers’ notes and our equity contribution obligations associated with the new markets tax credit equity-method investment. The interest rates associated with our other debt ranged from 2.2% to 6.5% at December 31, 2015. This debt, which totaled $25.2 million at December 31, 2015, is due in various installments through January 2024.

Future Principal Payments

The schedule of future principal payments associated with real estate mortgages and other debt as of December 31, 2015 was as follows (in thousands):

Year Ending December 31,
2016	$38,823
2017	39,164
2018	39,547
2019	41,775
2020	32,923
Thereafter	220,876
Total principal payments	$413,108

(7)	Commitments and Contingencies

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

The minimum lease payments under our operating and capital leases after December 31, 2015 are as follows (in thousands):

Year Ending December 31,
2016	$25,514
2017	22,910
2018	20,818
2019	19,740
2020	18,186
Thereafter	123,093
Total minimum lease payments	230,261
Less: sublease rentals	(8,723)
$221,538

Rent expense, net of sublease income, for all operating leases was $23.8 million, $17.2 million and $14.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are included as a component of selling, general and administrative expenses in our Consolidated Statements of Operations.

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

Charge-Backs for Various Contracts

We have recorded a liability of $35.0 million as of December 31, 2015 for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. We estimate that the charge-backs will be paid out as follows (in thousands):

Year Ending December 31,
2016	$19,638
2017	10,127
2018	3,907
2019	1,124
2020	214
Thereafter	23
Total	$35,033

Lifetime Lube, Oil and Filter Contracts

We retain the obligation for lifetime lube, oil and filter service contracts sold to our customers and assumed the liability of certain existing lifetime lube, oil and filter contracts. These amounts are recorded as deferred revenues. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2015, we had a deferred revenue balance of $80.2 million associated with these contracts and estimate the deferred revenue will be recognized as follows (in thousands):

Year Ending December 31,
2016	$16,103
2017	12,573
2018	10,053
2019	8,406
2020	7,118
Thereafter	25,940
Total	$80,193

The current portion of this deferred revenue balance is recorded as a component of accrued liabilities in our Consolidated Balance Sheets.

We periodically evaluate the estimated future costs of these assumed contracts and record a charge if future expected claim and cancellation costs exceed the deferred revenue to be recognized. As of December 31, 2015, we had a reserve balance of $3.4 million recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets. The charges associated with this reserve were recognized in 2011 and earlier.

Self-insurance Programs

We self-insure a portion of our property and casualty insurance, vehicle open lot coverage, medical insurance and workers’ compensation insurance. Third parties are engaged to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. As of December 31, 2015 and 2014, we had liabilities associated with these programs of $25.9 million and $23.2 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Litigation

We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

Stein Litigation

On December 14, 2015, Shiva Y. Stein, a Lithia shareholder, filed derivative claims on behalf of Lithia against its Board of Directors, also listing Lithia as a nominal defendant. The case, Stein v. DeBoer, et al., Case No. 15CV33696, is pending in the Circuit Court of the State of Oregon for Marion County. Ms. Stein’s claims relate to the adoption of a transition agreement between Lithia and Sidney B. DeBoer, as disclosed a Current Report on Form 8-K filed September 16, 2015. Ms. Stein alleges that Lithia's directors breached their fiduciary duties of loyalty and due care, and wasted corporate assets, when they approved the agreement with Mr. DeBoer. Ms. Stein also alleges a claim against Sidney B. DeBoer, asserting that he has been unjustly enriched by the agreement. Ms. Stein is seeking relief in the amount of damages allegedly sustained by Lithia as a result of the alleged breaches of fiduciary duty and alleged corporate waste, disgorgement and imposition of a constructive trust on all property and profits Sidney B. DeBoer received as a result of the alleged wrongful conduct, and an award of the costs and disbursements of the lawsuit, including reasonable attorneys fees, costs, and expenses. The Board and Mr. DeBoer are defending themselves against Ms. Stein’s allegations. Although we do not anticipate that the resolution of this legal proceeding will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

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

Repurchases of Class A Common Stock

In August 2011, our Board of Directors authorized the repurchase of up to 2,000,000 shares of our Class A common stock and, on July 20, 2012, our Board of Directors authorized the repurchase of 1,000,000 additional shares of our Class A common stock. Through December 31, 2015, we had purchased approximately 1.7 million shares under this program at an average price of $41.34 per share. As of December 31, 2015, 1.3 million shares remained available for purchase pursuant to this program. These plans do not have an expiration date and we may continue to repurchase shares from time to time as conditions warrant.

The following is a summary of our repurchases in the years ended December 31, 2015, 2014 and 2013:

Year Ended December 31,	2015	2014	2013
Shares repurchased pursuant to repurchase plan	228,737	226,729	127,900
Total purchase price (in thousands)	$24,676	$15,990	$5,213
Average purchase price per share	$107.88	$70.52	$40.76
Shares repurchased in association with tax withholdings on the exercise of stock options	77,649	106,772	59,721

Dividends

We declared and paid dividends on our Class A and Class B Common Stock as follows:

Quarter declared	Dividend amount per Class A and Class B share	Total amount of dividend (in thousands)
2013
First quarter(1)	$—	$—
Second quarter	0.13	3,356
Third quarter	0.13	3,363
Fourth quarter	0.13	3,366
2014
First quarter	$0.13	$3,378
Second quarter	0.16	4,179
Third quarter	0.16	4,174
Fourth quarter	0.16	4,198
2015
First quarter	$0.16	$4,216
Second quarter	0.20	5,266
Third quarter	0.20	5,257
Fourth quarter	0.20	5,246

(1)	We declared and paid a dividend payment in December 2012 in lieu of the dividend typically declared and paid in March of the following year.

Reclassification From Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss was as follows (in thousands):

Year Ended December 31,	2015	2014	2013	Affected Line Item in the Consolidated Statement of Operations
Loss on cash flow hedges	$(449)	$(488)	$(740)	Floor plan interest expense
Income tax benefits	174	187	283	Income tax provision
Loss on cash flow hedges, net	$(275)	$(301)	$(457)

See Note 11 for more details regarding our derivative contracts.

(9)	401(k) Profit Sharing, Deferred Compensation and Long-Term Incentive Plans

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $5.3 million, $3.2 million and $2.1 million were recognized for the years ended December 31, 2015, 2014 and 2013, respectively. Employees may contribute to the plan if they meet certain eligibility requirements.

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

The following is a summary related to our LTIP:

Year Ended December 31,	2015	2014	2013
Compensation expense (in millions)	$1.8	$1.9	$1.4
Total discretionary contribution (in millions)	$2.2	$2.4	$2.1
Guaranteed annual return	5.25%	5.25%	5.25%

As of December 31, 2015 and 2014, the balance due to participants was $19.7 million and $14.2 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

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

Following is information regarding our 2009 ESPP:

Year Ended December 31,	2015
Shares purchased pursuant to 2009 ESPP	71,811
Weighted average per share price of shares purchased	$90.04
Weighted average per share discount from market value for shares purchased	$15.89

As of December 31,	2015
Shares available for purchase pursuant to 2009 ESPP	467,660

Compensation expense related to our 2009 ESPP is calculated based on the 15% discount from the per share market price on the date of grant.

2013 Stock Incentive Plan

Our 2013 Stock Incentive Plan, as amended, (the “2013 Plan”) allows for the grant of a total of 3.8 million shares in the form of stock appreciation rights, qualified stock options, nonqualified stock options and shares of restricted stock to our officers, key employees, directors and consultants. The 2013 Plan is administered by the Compensation Committee of the Board of Directors and permits accelerated vesting of outstanding awards upon the occurrence of certain changes in control. As of December 31, 2015, 1,520,910 shares of Class A common stock were available for future grants. As of December 31, 2015, there were no stock appreciation rights, qualified stock options or shares of restricted stock outstanding.

Restricted Stock Units (“RSUs”)

RSU grants vest over a period up to four years from the date of grant. RSU activity was as follows:

	RSUs	Weighted average grant date fair value
Balance, December 31, 2014	464,758	$36.33
Granted	171,185	88.74
Vested	(216,833)	62.74
Forfeited	(8,036)	57.73
Balance, December 31, 2015	411,074	59.13

We granted 34,903 time-vesting RSUs to members of our Board of Directors and employees in 2015. Each grant entitles the holder to receive shares of our Class A common stock upon vesting. A quarter of the RSUs vest on each of the four anniversaries of the grant date for employees and vests quarterly for our Board of Directors, over their service period.

Certain key employees were granted 85,290 performance and time-vesting RSUs in 2015. The RSUs entitled the holder to receive shares based on attaining various target levels of operational performance. Based on the levels of performance achieved in 2015, a weighted average attainment level of 72% for these RSUs was met. These RSUs will vest over four years from the grant date.

Twelve senior executives were also granted 50,992 long-term RSUs which vest based on attaining or exceeding a specified target level of adjusted net income per share in any fiscal year ending between December 31, 2015 and December 31, 2018. The RSUs will vest on the date the target level is certified.

Stock Options

Stock options become exercisable over a period of up to five years from the date of grant with expiration dates up to ten years from the date of grant and at exercise prices of not less than market value, as determined by the Board of Directors. The expiration date of options granted is six years.

Stock option activity was as follows:

	Shares subject to options	Weighted average exercise price	Aggregate intrinsic value (in millions)	Weighted average remaining contractual term (in years)
Balance, December 31, 2014	6,834	$6.79	$0.5	0.8
Granted	—	—
Forfeited	—	—
Expired	(2,000)	3.23
Exercised	(4,834)	8.27
Balance, December 31, 2015	—	—	—	—
Exercisable, December 31, 2015	—	—	—	—

Stock-Based Compensation

As of December 31, 2015, unrecognized stock-based compensation related to outstanding, but unvested RSUs was $10.3 million, which will be recognized over the remaining weighted average vesting period of 1.3 years.

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2015	2014	2013
Per share intrinsic value of non-vested stock granted	$88.74	$68.99	$43.13
Weighted average per share discount for compensation expense recognized under the 2009 ESPP	15.89	11.92	8.81
Total intrinsic value of stock options exercised (in millions)	0.5	3.1	8.7
Fair value of non-vested stock that vested during the period (in millions)	19.3	18.9	8.4
Stock-based compensation recognized in Consolidated Statements of Operations, as a component of selling, general and administrative expense (in millions)	11.9	7.4	6.6
Tax benefit recognized in Consolidated Statements of Operations (in millions)	4.2	2.6	2.3
Cash received from options exercised and shares purchased under all share-based arrangements (in millions)	6.5	4.9	5.2
Tax deduction realized related to stock options exercised (in millions)	7.6	8.4	6.5

(11)	Derivative Financial Instruments

From time to time, we enter into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments.

As of December 31, 2015, we had a $25 million interest rate swap outstanding with U.S. Bank Dealer Commercial Services. This interest rate swap matures on June 15, 2016 and has a fixed rate of 5.587% per annum. The variable rate on the interest rate swap is the one-month LIBOR rate. At December 31, 2015, the one-month LIBOR rate was 0.43% per annum, as reported in the Wall Street Journal.

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

The estimated amount that we expect to reclassify from accumulated other comprehensive loss to net income within the next twelve months is $0.5 million at December 31, 2015.

The fair value of our derivative instruments was included in our Consolidated Balance Sheets as follows (in thousands):

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2015

Interest Rate Swap Contract	Accrued liabilities	$532
	Other long-term liabilities	—
$532

Balance Sheet Information	Fair Value of Liability Derivatives
Derivatives Designated as Hedging Instruments	Location in Balance Sheet	December 31, 2014

Interest Rate Swap Contract	Accrued liabilities	$1,194
	Other long-term liabilities	556
		$1,750

The effect of derivative instruments in our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of gain recognized in Accumulated OCI (effective portion)	Location of loss reclassified from Accumulated OCI into Income (effective portion)	Amount of loss reclassified from Accumulated OCI into Income (effective portion)	Location of loss recognized in Income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of loss recognized in Income on derivative (ineffective portion and amount excluded from effectiveness testing)

For the Year Ended December 31, 2015
Interest rate swap contract	$599	Floor plan interest expense	$(449)	Floor plan interest expense	$(758)
For the Year Ended December 31, 2014
Interest rate swap contract	$505	Floor plan interest expense	$(488)	Floor plan interest expense	$(732)
For the Year Ended December 31, 2013
Interest rate swap contracts	$1,005	Floor plan interest expense	$(740)	Floor plan interest expense	$(1,235)

(12)	Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 - quoted prices in active markets for identical securities;
•	Level 2 - other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment spreads, credit risk; and
•	Level 3 - significant unobservable inputs, including our own assumptions in determining fair value.

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

Inputs are collected from Bloomberg on the last market day of the period and used to determine the rate applied to discount the future cash flows. The valuation of the interest rate swap also takes into consideration estimates of our own, as well as the counterparty’s, risk of non-performance under the contract. See Note 8 and 11 for more details regarding our derivative contracts.

We estimate the value of our equity-method investment, which is recorded at fair value on a non-recurring basis, based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets. Because these valuations contain unobservable inputs, we classified the measurement of fair value of our equity-method investment as Level 3.

We estimate the value of other long-lived assets that are recorded at fair value on a non-recurring based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset, adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers’ and brokers’ valuations are typically developed using one or more valuation techniques including market, income and replacement cost approaches. Because these valuations contain unobservable inputs, we classified the measurement of fair value of long-lived assets as Level 3.

There were no changes to our valuation techniques during the year ended December 31, 2015.

Assets and Liabilities Measured at Fair Value

Following are the disclosures related to our assets and (liabilities) that are measured at fair value (in thousands):

Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$—	$532	$—

Measured on a non-recurring basis:
Equity-method investment	$—	$—	$22,284
Long-lived assets held and used:
Certain buildings and improvements	—	—	6,559

Fair Value at December 31, 2014	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$—	$1,750	$—

Measured on a non-recurring basis:
Equity-method investment	$—	$—	$33,282

See Note 11 for more details regarding our derivative contracts.

Based on operating losses recognized by the equity-method investment, we determined that an impairment of our investment had occurred. Accordingly, we performed a fair value calculation for this investment and determined that a $16.5 million and $1.9 million impairment, respectively, was required to be recorded as asset impairments in our Consolidated Statements of Operations for the years ended December 31, 2015 and 2014, respectively. See Note 18.

Fair Value Disclosures for Financial Assets and Liabilities

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of December 31, 2015, this debt had maturity dates between November 2016 and October 2034. A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

December 31,	2015	2014
Carrying value	$297,463	$257,780
Fair value	296,961	270,781

We believe the carrying value of our variable rate debt approximates fair value.

(13)	Income Taxes

Income Tax Provision

Income tax provision from continuing operations was as follows (in thousands):

Year Ended December 31,	2015	2014	2013
Current:
Federal	$58,408	$56,342	$46,727
State	14,572	7,944	5,539
	72,980	64,286	52,266
Deferred:
Federal	6,046	10,433	9,010
State	679	236	(702)
	6,725	10,669	8,308
Total	$79,705	$74,955	$60,574

At December 31, 2015 and 2014, we had income taxes receivable of $23.8 million and $5.6 million, respectively, included as a component of other current assets in our Consolidated Balance Sheets.

The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax provision from continuing operations is shown in the following tabulation (in thousands):

Year Ended December 31,	2015	2014	2013
Federal tax provision at statutory rate	$91,947	$73,673	$58,026
State taxes, net of federal income tax benefit	9,357	6,526	3,141
Equity investment basis difference	11,048	1,422	—
Non-deductible items	882	1,766	1,010
Permanent differences related to the employee stock purchase program	156	68	55
Net change in valuation allowance	(3,303)	(4,121)	(554)
General business credits	(29,093)	(4,002)	(440)
Other	(1,289)	(377)	(664)
Income tax provision	$79,705	$74,955	$60,574

Deferred Taxes

Individually significant components of the deferred tax assets and (liabilities) are presented below (in thousands):

December 31,	2015	2014
Deferred tax assets:
Deferred revenue and cancellation reserves	$39,323	$31,539
Allowances and accruals, including state tax carryforward amounts	43,185	29,198
Interest on derivatives	206	678
Goodwill	2,581	2,668
Capital loss carryforward	10,414	10,711
Valuation allowance	(5,360)	(8,663)
Total deferred tax assets	90,349	66,131

Deferred tax liabilities:
Inventories	(21,313)	(19,356)
Goodwill	(31,258)	(21,320)
Property and equipment, principally due to differences in depreciation	(84,355)	(67,271)
Prepaid expenses and other	(6,552)	(3,582)
Total deferred tax liabilities	(143,478)	(111,529)
Total	$(53,129)	$(45,398)

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

As of December 31, 2015, we had a $5.4 million valuation allowance recorded associated with our deferred tax assets. The majority of this allowance is associated with capital losses from the sale of corporate entities in prior years. The valuation allowance decreased $3.3 million in the current year primarily as a result of our equity investment in a partnership with U.S. Bancorp Community Development Corporation. See also Note 18.

As of December 31, 2015, we evaluated the availability of projected capital gains and determined that it continues to be unlikely the remaining capital loss carryforward would be fully utilized. We will continue to evaluate if it is more likely than not that we will realize the benefits of these deductible differences. However, additional valuation allowance amounts could be recorded in the future if estimates of taxable income during the carryforward period are reduced.

At December 31, 2015, we had a number of state tax NOL carryforward amounts totaling approximately $2.0 million, tax effected, with expiration dates through 2035. We believe that it is more likely than not that the benefit from certain state NOL carryforward amounts will not be realized. In recognition of this risk, we have provided a valuation allowance of $2.0 million on the deferred tax assets relating to these state NOL carryforwards. Additionally, we have $2.2 million, tax effected, in state tax credit carryforwards with expiration dates through 2025. We believe it is more likely than not that the benefits from these state tax credit carryforwards will be realized.

We early adopted the guidance, ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes (Topic 740)”, which simplifies the accounting for deferred taxes in a classified statement of financial position and requires all deferred taxes to be presented as non-current. Adoption of this guidance resulted in a reclassification of our net current deferred tax liability to the net non-current deferred tax liability in our Consolidated Balance Sheet as of December 31, 2015. No prior periods were retrospectively adjusted.

Unrecognized Tax Benefits

The following is a reconciliation of our unrecognized tax benefits (in thousands):

Balance, December 31, 2013	$—
Acquired with acquisition	1,495
Balance, December 31, 2014	1,495
Decrease related to tax positions taken - prior year	(464)
Balance, December 31, 2015	$1,031

The unrecognized tax benefits recorded were acquired as part of the acquisition of DCH. We recorded a tax indemnification asset related to the unrecognized tax benefit as we determined the amount would be recoverable from the seller. Because we anticipate settlements and resulting cash payments related to the unrecognized tax benefits within the next twelve months, these amounts are included as a component of accrued liabilities in our Consolidated Balance Sheets. We did not have any activity during 2013 related to unrecognized tax benefits.

Open tax years at December 31, 2015 included the following:

Federal	2012	-	2015
18 states	2011	-	2015

(14)	Acquisitions

In 2015, we completed the following acquisitions:

•	On May 14, 2015, we acquired a smart franchise from Smart Center of Omaha.
•	On July 31, 2015, we acquired Bitterroot Ford in Missoula, Montana.
•	On August 20, 2015, we acquired Acura of Honolulu in Honolulu, Hawaii.
•	On September 28, 2015, we acquired Bennett Motors in Great Falls, Montana.
•	On October 12, 2015, we acquired Crown Chrysler Jeep Dodge Ram Fiat in Concord, California.
•	On December 17, 2015, we acquired Barton Chrysler Jeep Dodge Ram Alfa Fiat in Spokane, Washington.

Revenue and operating income contributed by the 2015 acquisitions subsequent to the date of acquisition were as follows (in thousands):

Year Ended December 31,	2015
Revenue	$45,891
Operating income	23

In 2014, we completed the following acquisitions:

•	On January 31, 2014, we acquired Island Honda in Kahului, Hawaii.
•	On February 3, 2014, we acquired Stockton Volkswagen in Stockton, California.
•	On March 5, 2014, we acquired Honolulu Buick GMC Cadillac and Honolulu Volkswagen in Honolulu, Hawaii.
•	On April 1, 2014, we acquired Corpus Christi Ford in Corpus Christi, Texas.
•	On June 11, 2014, we acquired Beaverton GMC Buick and Portland Cadillac in Portland, Oregon.
•	On July 28, 2014, we acquired Bellingham GMC Buick in Bellingham, Washington.
•	On October 1, 2014, we completed the purchase of all of the issued and outstanding shares of the capital stock of DCH, which includes 27 stores located in New York, New Jersey and California.
•	On October 6, 2014, we acquired Harris Nissan in Clovis, California.

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

The following table summarizes the consideration paid in cash and equity securities for our acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration paid for year ended December 31,	2015	DCH	All other acquisitions	Total 2014
Cash paid, net of cash acquired	$71,615	$569,995	$89,639	$659,634
Forgiven outstanding note receivable	1,374	—	—	—
Equity securities issued	—	19,736	—	19,736
	$72,989	$589,731	$89,639	$679,370

Assets acquired and liabilities assumed for year ended December 31,	2015	DCH	All other acquisitions	Total 2014
Trade receivables, net	$36	$63,888	$—	$63,888
Inventories	34,374	265,378	48,662	314,040
Franchise value	6,843	72,856	7,377	80,233
Property and equipment	22,118	256,122	17,395	273,517
Other assets	224	20,313	531	20,844
Floor plan notes payable	—	(24,686)	—	(24,686)
Debt and capital lease obligations	(2,160)	(52,532)	(3,161)	(55,693)
Deferred taxes, net	—	(49,651)	—	(49,651)
Other liabilities	(2,537)	(92,863)	(123)	(92,986)
	58,898	458,825	70,681	529,506
Goodwill	14,091	130,906	18,958	149,864
	$72,989	$589,731	$89,639	$679,370

We account for franchise value as an indefinite-lived intangible asset. We expect $14.1 million of the goodwill recognized in 2015 to be deductible for tax purposes. In 2014, we recorded $1.9 million in acquisition expenses as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. We did not have any material acquisition-related expenses in 2015 or 2013.

The following unaudited pro forma summary presents consolidated information as if the acquisitions had occurred on January 1 of the previous year (in thousands, except for per share amounts):

Year Ended December 31,	2015	2014
Revenue	$7,999,256	$7,333,480
Income from continuing operations, net of tax	182,131	147,975
Basic income per share from continuing operations, net of tax	6.93	5.66
Diluted income per share from continuing operations, net of tax	6.88	5.61

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

(15)	Discontinued Operations and Assets and Related Liabilities Held for Sale

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

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update that amended the accounting guidance related to discontinued operations. This amendment defines discontinued operations as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. We early adopted this guidance in September 2014 and, as a result, determined that individual stores which met the criteria for held for sale after our adoption date would no longer qualify for classification as discontinued operations. We had previously reclassified a store’s operations to discontinued operations in our Consolidated Statements of Operations, on a comparable basis for all periods presented, provided we did not expect to have any significant continuing involvement in the store’s operations after its disposal.

On May 1, 2014, we completed the sale of one store which had been classified as held for sale since October 2012. This store’s operations have been reclassified to discontinued operations in our Consolidated Statement of Operations, on a comparable basis for all periods presented.

As of December 31, 2014, we had two stores classified as held for sale. We did not have any stores classified as held for sale as of December 31, 2015. Assets held for sale included the following (in thousands):

December 31,	2015	2014
Inventories	$—	$6,284
Property, plant and equipment	—	1,739
Intangible assets	—	540
	$—	$8,563

Liabilities related to assets held for sale included the following (in thousands):

December 31,	2015	2014
Floor plan notes payable	$—	$4,892

Actual floor plan interest expense for a store classified as discontinued operations is directly related to the store’s new vehicles. Interest expense related to our used vehicle inventory financing and revolving line of credit is allocated based on the working capital level of the store. Interest expense included as a component of discontinued operations was as follows (in thousands):

Year Ended December 31,	2015	2014	2013
Floor plan interest	$—	$32	$117
Other interest	—	8	21
Total interest	$—	$40	$138

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2015	2014	2013
Revenue	$—	$12,569	$38,978
Pre-tax gain (loss) from discontinued operations	$—	$(467)	$1,310
Net gain on disposal activities	—	5,744	—
		5,277	1,310
Income tax expense	—	(2,097)	(524)
Income from discontinued operations, net of income tax expense	$—	$3,180	$786
Goodwill and other intangible assets disposed of	$—	$211	$—

The net gain on disposal activities in 2014 included a $6.8 million gain related to the disposal of goodwill and other intangible assets.

(16)	Related Party Transactions

Transition Agreement

In September 2015, we entered into a transition agreement with Sidney B. DeBoer, our Executive Chairman, which provides him certain benefits until his death. The agreement has an effective date of January 1, 2016 with the initial payment of these benefits beginning in the third quarter of 2016.

We recorded a charge of $18.3 million in 2015 as a component of selling, general and administrative expense in our Consolidated Statement of Operations related to the present value of estimated future payments due pursuant to this agreement. We believe that this estimate is reasonable; however, actual cash flows could differ materially. We will periodically evaluate whether significant changes in our assumptions have occurred and record an adjustment if future expected cash flows are significantly different than the reserve recorded.

As of December 31, 2015, the balance associated with this agreement was $18.3 million and was included as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Sale of Land

In the fourth quarter of 2013, we completed the sale of land in Medford, Oregon to Dick Heimann for $4.2 million. Mr. Heimann relocated stores he purchased from us in 2012 to this location. We determined the fair value of the land based on a third party appraisal for the property. The sale resulted in a gain of $2.5 million, recorded as a component of selling, general and administrative expenses in our Consolidated Statements of Operations.

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

Following is a reconciliation of the income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Year Ended December 31,	2015		2014		2013
Basic EPS	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Income from continuing operations applicable to common stockholders	$165,172	$17,827	$122,246	$13,294	$94,532	$10,682
Distributed income applicable to common stockholders	(18,038)	(1,947)	(14,367)	(1,562)	(9,061)	(1,024)
Basic undistributed income from continuing operations applicable to common stockholders	$147,134	$15,880	$107,879	$11,732	$85,471	$9,658
Denominator:
Weighted average number of shares out-standing used to calculate basic income per share	23,729	2,561	23,559	2,562	23,185	2,620
Basic income from continuing operations per share applicable to common stockholders	$6.96	$6.96	$5.19	$5.19	$4.08	$4.08
Basic distributed income per share applicable to common stockholders	(0.76)	(0.76)	(0.61)	(61)	(0.39)	(0.39)
Basic undistributed income from continuing operations per share applicable to common stockholders	$6.20	$6.20	$4.58	$4.58	$3.69	$3.69

Year Ended December 31,	2015		2014		2013
Diluted EPS	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Distributed income applicable to common stockholders	$18,038	$1,947	$14,367	$1,562	$9,061	$1,024
Reallocation of distributed income as a result of conversion of dilutive stock options	15	(15)	15	(15)	15	(15)
Reallocation of distributed income due to conversion of Class B to Class A	1,932	—	1,547	—	1,009	—
Diluted distributed income applicable to common stockholders	$19,985	$1,932	$15,929	$1,547	$10,085	$1,009
Undistributed income from continuing operations applicable to common stockholders	$147,134	$15,880	$107,879	$11,732	$85,471	$9,658
Reallocation of undistributed income as a result of conversion of dilutive stock options	120	(120)	116	(116)	142	(142)
Reallocation of undistributed income due to conversion of Class B to Class A	15,760	—	11,616	—	9,516	—
Diluted undistributed income from continuing operations applicable to common stockholders	$163,014	$15,760	$119,611	$11,616	$95,129	$9,516

Denominator:
Weighted average number of shares outstanding used to calculate basic income per share	23,729	2,561	23,559	2,562	23,185	2,620
Weighted average number of shares from stock options	200	—	261	—	386	—
Conversion of Class B to Class A	2,561	—	2,562	—	2,620	—
Weighted average number of shares outstanding used to calculate diluted income per share	26,490	2,561	26,382	2,562	26,191	2,620

Year Ended December 31,	2015		2014		2013
Diluted EPS	Class A	Class B	Class A	Class B	Class A	Class B
Diluted income from continuing operations per share available to common stockholders	$6.91	$6.91	$5.14	$5.14	$4.02	$4.02
Diluted distributed income from continuing operations per share applicable to common stockholders	(0.76)	(0.76)	(0.61)	(0.61)	(0.39)	(0.39)
Diluted undistributed income from continuing operations per share applicable to common stockholders	$6.15	$6.15	$4.53	$4.53	$3.63	$3.63
Antidilutive Securities:
Shares issuable pursuant to stock options not included since they were antidilutive	16	—	13	—	16	—

(18)	Equity-Method Investment

In October 2014, we acquired a 99.9% membership interest in a limited liability company managed by U.S. Bancorp Community Development Corporation with an initial equity contribution of $4.1 million. We made additional equity contributions to the entity of $22.8 million in 2015. We are obligated to make $49.8 million of total contributions to the entity over a two-year period ending October 2016, $26.9 million of which had been made as of December 31, 2015.

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

The following amounts related to this equity-method investment were recorded in our Consolidated Balance Sheets (in thousands):

	December 31,
	2015	2014
Carrying value, recorded as a component of other non-current assets	$22,284	$33,282
Present value of obligation associated with future equity contributions, recorded as a component of accrued liabilities and other long-term liabilities	22,511	32,177

The following amounts related to this equity-method investment were recorded in our Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Asset impairments to write investment down to fair value	$16,521	$1,853	$—
Our portion of the partnership’s operating losses	6,929	1,160	—
Non-cash interest expense related to the amortization of the discounted fair value of future equity contributions	674	152	—
Tax benefits and credits generated	30,832	6,506	—

(19)	Segments

Certain financial information on a segment basis is as follows (in thousands):

Year Ended December 31,	2015	2014	2013
Revenues:
Domestic	$3,034,849	$2,566,473	$2,145,478
Import	3,334,983	1,893,034	1,225,800
Luxury	1,490,632	926,856	629,521
	7,860,464	5,386,363	4,000,799
Corporate and other	3,788	3,963	4,950
	$7,864,252	$5,390,326	$4,005,749

Segment income*:
Domestic	$115,525	$96,888	$84,500
Import	98,371	50,870	40,264
Luxury	36,391	25,448	16,133
	250,287	173,206	140,897
Corporate and other	74,514	71,195	50,283
Depreciation and amortization	(41,600)	(26,363)	(20,035)
Other interest expense	(19,491)	(10,742)	(8,350)
Other (expense) income, net	(1,006)	3,199	2,993
Income from continuing operations before income taxes	$262,704	$210,495	$165,788

*Segment income for each of the segments is defined as Income from continuing operations before income taxes, depreciation and amortization, other interest expense and other (expense) income, net.

Floor plan interest expense:
Domestic	$20,970	$17,852	$15,223
Import	15,051	9,439	6,475
Luxury	9,096	5,098	3,931
	45,117	32,389	25,629
Corporate and other	(25,583)	(18,528)	(13,256)
	$19,534	$13,861	$12,373

December 31,	2015	2014
Total assets:
Domestic	$985,374	$829,721
Import	725,011	698,015
Luxury	475,305	405,222
Corporate and other	1,041,609	947,974
	$3,227,299	$2,880,932

(20)	Recent Accounting Pronouncements

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

(21)	Subsequent Events

Common Stock Dividend

On February 22, 2016, our Board of Directors approved a dividend of $0.20 per share on our Class A and Class B common stock related to our fourth quarter 2015 financial results. The dividend will total approximately $5.1 million and will be paid on March 25, 2016 to shareholders of record on March 11, 2016.

Repurchases of Class A Common Stock

In 2016 to date, we have repurchased approximately 594,123 shares at a weighted average price of $79.11 per share. As of February 26, 2016, under our existing share repurchase authorization, approximately 677,364 shares remain available for purchase.

Acquisitions

On January 26, 2016, we acquired the inventory, equipment and intangible assets of Riverside Subaru in Riverside, California. We paid $3.6 million in cash for this acquisition.

On February 1, 2016, we acquired the inventory, equipment and intangible assets of Ira Toyota / Scion of Milford, Massachusetts. We paid $6.5 million in cash for this acquisition.

Litigation

 On February 12, 2016, Marty A. Jessos, a Lithia shareholder, filed derivative claims on behalf of Lithia against its Board of Directors, also listing Lithia as a nominal defendant. The case, Jessos v. DeBoer, et al., is pending in the Circuit Court of the State of Oregon for Multnomah County. Mr. Jessos’ claims are very similar to those made by Shiva Y. Stein in the Stein Litigation described in Note 7, relating to the adoption of the transition agreement between Lithia and Sidney B. DeBoer. Mr. Jessos alleges that Lithia's directors breached their fiduciary duties of loyalty and due care, and wasted corporate assets, when they approved the agreement with Sidney B. DeBoer. Mr. Jessos also alleges a claim against Sidney B. DeBoer, asserting that he has been unjustly enriched by the agreement. Mr. Jessos is seeking relief in the amount of damages allegedly sustained by Lithia as a result of the alleged breaches of fiduciary duty and alleged corporate waste, disgorgement and imposition of a constructive trust on all property and profits Sidney B. DeBoer received as a result of the alleged wrongful conduct, and an award of the costs and disbursements of the lawsuit, including reasonable attorneys fees, costs, and expenses. The Board and Mr. DeBoer are defending themselves against Mr. Jessos’s allegations. Although we do not anticipate that the resolution of this legal proceeding will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.