Form 10-Q
period 2016-03-31
LITHIA MOTORS INC
filed 2016-04-29
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	23,826,428
Class B common stock without par value	1,762,231
(Class)	(Outstanding at April 29, 2016)

LITHIA MOTORS, INC.

FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$21,559	$45,008
Accounts receivable, net of allowance for doubtful accounts of $3,729 and $2,243	286,292	308,462
Inventories, net	1,541,085	1,470,987
Other current assets	50,473	54,408
Total Current Assets	1,899,409	1,878,865

Property and equipment, net of accumulated depreciation of $145,033 and $137,853	882,405	876,660
Goodwill	213,934	213,220
Franchise value	161,668	157,699
Other non-current assets	110,202	100,855
Total Assets	$3,267,618	$3,227,299

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$55,836	$48,083
Floor plan notes payable: non-trade	1,296,751	1,265,872
Current maturities of long-term debt	33,721	38,891
Trade payables	78,250	70,871
Accrued liabilities	179,145	167,108
Total Current Liabilities	1,643,703	1,590,825

Long-term debt, less current maturities	595,663	606,463
Deferred revenue	70,066	66,734
Deferred income taxes	59,134	53,129
Other long-term liabilities	84,375	81,984
Total Liabilities	2,452,941	2,399,135

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,993 and 23,676	213,699	258,410
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 1,762 and 2,542	219	316
Additional paid-in capital	34,866	38,822
Accumulated other comprehensive loss	(114)	(277)
Retained earnings	566,007	530,893
Total Stockholders' Equity	814,677	828,164
Total Liabilities and Stockholders' Equity	$3,267,618	$3,227,299

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues:
New vehicle	$1,096,055	$1,007,816
Used vehicle retail	532,726	462,931
Used vehicle wholesale	65,146	62,208
Finance and insurance	77,638	64,604
Service, body and parts	196,675	173,475
Fleet and other	14,621	18,144
Total revenues	1,982,861	1,789,178
Cost of sales:
New vehicle	1,029,289	946,042
Used vehicle retail	468,449	403,489
Used vehicle wholesale	63,316	60,047
Service, body and parts	100,556	89,036
Fleet and other	14,069	17,189
Total cost of sales	1,675,679	1,515,803
Gross profit	307,182	273,375
Asset impairments	3,498	4,130
Selling, general and administrative	219,106	191,618
Depreciation and amortization	11,663	9,726
Operating income	72,915	67,901
Floor plan interest expense	(5,909)	(4,649)
Other interest expense	(5,459)	(4,828)
Other expense, net	(1,526)	(368)
Income before income taxes	60,021	58,056
Income tax provision	(19,751)	(17,403)
Net income	$40,270	$40,653

Basic net income per share	$1.56	$1.55
Shares used in basic per share calculations	25,816	26,283

Diluted net income per share	$1.55	$1.53
Shares used in diluted per share calculations	25,973	26,519

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$40,270	$40,653
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $103 and $86	163	139
Comprehensive income	$40,433	$40,792

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$40,270	$40,653
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	3,498	4,130
Depreciation and amortization	11,663	9,726
Stock-based compensation	3,149	2,727
(Gain) loss on disposal of other assets	(3,391)	8
Gain on disposal of franchise	(1,087)	(3,349)
Deferred income taxes	10,261	3,863
Excess tax benefit from share-based payment arrangements	(4,379)	(4,733)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	25,564	7,569
Inventories	(73,744)	(39,460)
Other assets	(4,705)	(2,078)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	7,753	1,092
Trade payables	920	6,799
Accrued liabilities	13,425	4,444
Other long-term liabilities and deferred revenue	5,396	6,838
Net cash provided by operating activities	34,593	38,229

Cash flows from investing activities:
Capital expenditures	(15,900)	(24,917)
Proceeds from sales of assets	92	103
Cash paid for other investments	(11,449)	(9,804)
Cash paid for acquisitions, net of cash acquired	(13,799)	—
Proceeds from sales of stores	11,822	3,680
Net cash used in investing activities	(29,234)	(30,938)

Cash flows from financing activities:
Borrowings on floor plan notes payable, net: non-trade	38,626	(21,984)
Borrowings on lines of credit	213,123	271,023
Repayments on lines of credit	(229,311)	(293,960)
Principal payments on long-term debt, scheduled	(3,979)	(3,619)
Principal payments on long-term debt and capital leases, other	(2,303)	(9,189)
Proceeds from issuance of long-term debt	12,080	50,350
Proceeds from issuance of common stock	1,464	1,039
Repurchase of common stock	(57,736)	(10,343)
Excess tax benefit from share-based payment arrangements	4,379	4,733
Dividends paid	(5,151)	(4,216)
Net cash used in financing activities	(28,808)	(16,166)
Decrease in cash and cash equivalents	(23,449)	(8,875)
Cash and cash equivalents at beginning of period	45,008	29,898
Cash and cash equivalents at end of period	$21,559	$21,023

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$12,990	$12,494
Cash paid during the period for income taxes, net	497	6,542

Supplemental schedule of non-cash activities:
Floor plan debt paid in connection with store disposals	$5,284	$2,208

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed Consolidated Financial Statements contain unaudited information as of March 31, 2016 and for the three months ended March 31, 2016 and 2015. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2015 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2015 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2015 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements to maintain consistency and comparability between periods presented. These reclassifications had no impact on previously reported net income.

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Contracts in transit	$153,126	$168,460
Trade receivables	37,543	33,749
Vehicle receivables	31,833	36,470
Manufacturer receivables	53,059	59,215
Auto loan receivables	50,811	42,490
Other receivables	3,023	3,033
	329,395	343,417
Less: Allowances	(3,729)	(2,243)
Less: Long-term portion of accounts receivable, net	(39,374)	(32,712)
Total accounts receivable, net	$286,292	$308,462

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventories, net, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
New vehicles	$1,154,910	$1,113,613
Used vehicles	332,341	302,911
Parts and accessories	53,834	54,463
Total inventories	$1,541,085	$1,470,987

Note 4. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2014(1)	$91,011	$79,601	$28,763	$199,375
Additions through acquisitions	6,892	5,029	2,170	14,091
Reduction related to divestiture	—	(246)	—	(246)
Balance as of December 31, 2015(1)	97,903	84,384	30,933	213,220
Additions through acquisitions	456	1,283	193	1,932
Reduction related to divestiture	(1,218)	—	—	(1,218)
Balance as of March 31, 2016(1)	$97,141	$85,667	$31,126	$213,934

(1)	Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.

The changes in the carrying amounts of franchise value are as follows (in thousands):

Franchise Value
Balance as of December 31, 2014	$150,892
Additions through acquisitions	6,843
Transfers to assets held for sale	(36)
Balance as of December 31, 2015	157,699
Additions through acquisitions	4,487
Reduction related to divestiture	(518)
Balance as of March 31, 2016	$161,668

Note 5. Stockholders’ Equity

Repurchases of Class A Common Stock

In August 2011, our Board of Directors authorized the repurchase of up to 2 million shares of our Class A common stock and, on July 20, 2012, our Board of Directors authorized the repurchase of 1 million additional shares of our Class A common stock. Through March 31, 2016, we have repurchased 2,327,636 shares under this authorization at an average price of $51.09 per share. Of this amount, 599,123 shares were repurchased during the first three months of 2016 at an average price of $79.21 per share for a total of $47.5 million.

Effective February 29, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. This authorization replaced the existing authorization, increasing the total and establishing a maximum dollar rather than share amount. Through March 31, 2016, we have repurchased 19,000 shares under this authorization at an average price of $92.20 per share for a total of $1.8 million. As of March 31, 2016, we have $248.2 million available for repurchases pursuant to this authorization.

In addition, during the first three months of 2016, we repurchased 94,363 shares at an average price of $90.48 per share, for a total of $8.5 million, related to tax withholdings associated with the vesting of restricted stock units (“RSUs”). The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

Class B Common Stock Conversion

On March 2, 2016, Lithia Holding Company, L.L.C. (“Holding Company”), which is managed and controlled by Sidney B. DeBoer, our Chairman of the Board, notified us that it had converted 780,000 shares of our Class B Common Stock into shares of our Class A Common Stock and distributed them to certain members of Holding Company in redemption of their membership interests in Holding Company.

Dividends

Dividends paid on our Class A and Class B common stock were as follows:

	Three Months Ended March 31,
	2016	2015
Dividend amount per share	$0.20	$0.16
Total amount of dividend (in thousands)	5,151	4,216

See Note 13 for a discussion of a dividend related to our first quarter 2016 financial results.

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

	Three Months Ended March 31,
	2016	2015
Compensation expense	$280	$457
Discretionary contribution	1,382	2,096
Guaranteed annual return	5.25%	5.25%

As of March 31, 2016 and December 31, 2015, the balance due, comprised of both amounts participants elected to defer and discretionary contributions, was $18.3 million and $19.7 million, respectively, and was included as a component of accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets.

Assets to fund the obligations of the LTIP are held in a Rabbi Trust and must be used only for purposes of providing benefits under the plan, other than in an event of insolvency. The assets held by the Rabbi Trust are invested in corporate-owned life insurance. As of March 31, 2016 and December 31, 2015, the value of the assets held by the Rabbi trust were $21.3 million and $15.4 million, respectively, and are recorded as a component of Other non-current assets in the Consolidated Balance Sheets.

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

We estimate the value of other long-lived assets that are recorded at fair value on a non-recurring basis based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset, adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers’ and brokers’ valuations are typically developed using one or more valuation techniques including market, income and replacement cost approaches. Because these valuations contain unobservable inputs, we classified the measurement of fair value of long-lived assets as Level 3.

There were no changes to our valuation techniques during the three-month period ended March 31, 2016.

Assets and Liabilities Measured at Fair Value

Following are the disclosures related to our assets that are measured at fair value (in thousands):

Fair Value at March 31, 2016	Level 1	Level 2	Level 3
Measured on a non-recurring basis:
Equity-method investment	$—	$—	$16,721

Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Measured on a non-recurring basis:
Equity-method investment	$—	$—	$22,284
Long-lived assets held and used:
Certain buildings and improvements	$—	$—	$6,559

Based on operating losses recognized by the equity-method investment, we determined that an impairment of our investment had occurred. Accordingly, we performed a fair value calculation for this investment and determined that a $3.5 million and a $4.1 million impairment, respectively, was required to be recorded as asset impairments in our Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015, respectively. See Note 9.

Fair Value Disclosures for Financial Assets and Liabilities

We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of March 31, 2016, this debt had maturity dates between May 1, 2018 and October 1, 2034. A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	March 31, 2016	December 31, 2015
Carrying value	$290,008	$297,463
Fair value	284,075	296,961

Note 8. Net Income Per Share of Class A and Class B Common Stock

We compute net income per share of Class A and Class B common stock using the two-class method. Under this method, basic net income per share is computed using the weighted average number of common shares outstanding during the period excluding common shares underlying equity awards that are unvested or subject to forfeiture. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the common shares issuable upon the net exercise of stock options and unvested RSUs and is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended March 31,	2016		2015
Basic EPS	Class A	Class B	Class A	Class B
Numerator:
Net income applicable to common stockholders	$36,692	$3,578	$36,690	$3,963
Distributed net income applicable to common stockholders	(4,693)	(458)	(3,805)	(411)
Basic undistributed net income applicable to common stockholders	$31,999	$3,120	$32,885	$3,552

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	23,522	2,294	23,721	2,562

Earnings per Share:
Basic net income per share applicable to common stockholders	$1.56	$1.56	$1.55	$1.55
Basic distributed net income per share applicable to common stockholders	(0.20)	(0.20)	(0.16)	(0.16)
Basic undistributed net income per share applicable to common stockholders	$1.36	$1.36	$1.39	$1.39

Three Months Ended March 31,	2016		2015
Diluted EPS	Class A	Class B	Class A	Class B
Numerator:
Distributed net income applicable to common stockholders	$4,693	$458	$3,805	$411
Reallocation of distributed net income as a result of conversion of dilutive stock options	3	(3)	4	(4)
Reallocation of distributed net income due to conversion of Class B to Class A common shares outstanding	455	—	407	—
Diluted distributed net income applicable to common stockholders	$5,151	$455	$4,216	$407

Undistributed net income applicable to common stockholders	$31,999	$3,120	$32,885	$3,552
Reallocation of undistributed net income as a result of conversion of dilutive stock options	18	(18)	32	(32)
Reallocation of undistributed net income due to conversion of Class B to Class A	3,102	—	3,520	—
Diluted undistributed net income applicable to common stockholders	$35,119	$3,102	$36,437	$3,520

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	23,522	2,294	23,721	2,562
Weighted average number of shares from stock options	157	—	236	—
Conversion of Class B to Class A common shares outstanding	2,294	—	2,562	—
Weighted average number of shares outstanding used to calculate diluted net income per share	25,973	2,294	26,519	2,562

Earnings per Share:
Diluted net income per share applicable to common stockholders	$1.55	$1.55	$1.53	$1.53
Diluted distributed net income per share applicable to common stockholders	(0.20)	(0.20)	(0.16)	(0.16)
Diluted undistributed net income per share applicable to common stockholders	$1.35	$1.35	$1.37	$1.37

Three Months Ended March 31,	2016		2015
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	20	—	15	—

Note 9. Equity-Method Investment

In October 2014, we acquired a 99.9% membership interest in a limited liability company managed by U.S. Bancorp Community Development Corporation with an initial equity contribution of $4.1 million. We made additional equity contributions to the entity of $5.7 million in the first three months of 2016 and $22.8 million in the full year of 2015. We are obligated to make $49.8 million of total contributions in quarterly installments to the entity over a two-year period ending October 2016, of which $32.6 million in contributions have been made as of March 31, 2016.

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

The following amounts related to this equity-method investment were recorded in our Consolidated Balance Sheets (in thousands):

	March 31, 2016	December 31, 2015
Carrying value, recorded as a component of other non-current assets	$16,721	$22,284
Present value of obligation associated with future equity contributions, recorded as a component of accrued liabilities and other long-term liabilities	16,930	22,511

The following amounts related to this equity-method investment were recorded in our Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2016	2015
Asset impairments to write investment down to fair value	$3,498	$4,130
Our portion of the partnership’s operating losses	2,066	1,732
Non-cash interest expense related to the amortization of the discounted fair value of future equity contributions	92	211
Tax benefits and credits generated	5,945	7,250

Note 10. Segments

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

Corporate and other revenue and income includes the results of operations of our stand-alone body shop offset by unallocated corporate overhead expenses, such as corporate personnel costs, and certain unallocated reserve and elimination adjustments. Additionally, certain internal corporate expense allocations increase segment income for Corporate and other while decreasing segment income for the other reportable segments. These internal corporate expense allocations are used to increase comparability of our dealerships and reflect the capital burden a stand-alone dealership would experience. Examples of these internal allocations include internal rent expense, internal floor plan financing charges, and internal fees charged to offset employees within our corporate headquarters that perform certain dealership functions.

We define our chief operating decision maker (“CODM”) to be certain members of our executive management group. Historical and forecasted operational performance is evaluated on a store-by-store basis and on a consolidated basis by the CODM. We derive the operating results of the segments directly from our internal management reporting system. The accounting policies used to derive segment results are substantially the same as those used to determine our consolidated results, except for the internal allocation within Corporate and other discussed above. Our CODM measures the performance of each operating segment based on several metrics, including earnings from operations, and uses these results, in part, to evaluate the performance of, and to allocate resources to, each of the operating segments.

Certain financial information on a segment basis is as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Revenues:
Domestic	$768,902	$690,682
Import	865,743	760,080
Luxury	346,813	336,993
	1,981,458	1,787,755
Corporate and other	1,403	1,423
	$1,982,861	$1,789,178
Segment income*:
Domestic	$21,730	$27,294
Import	22,633	17,063
Luxury	4,235	6,645
	48,598	51,002
Corporate and other	30,071	21,976
Depreciation and amortization	(11,663)	(9,726)
Other interest expense	(5,459)	(4,828)
Other expense, net	(1,526)	(368)
Income before income taxes	$60,021	$58,056

 *Segment income for each of the segments is defined as Income before income taxes, depreciation and amortization, other interest expense and other expense, net.

Floor plan interest expense:
Domestic	$6,431	$4,722
Import	4,299	3,713
Luxury	2,657	2,062
	13,387	10,497
Corporate and other	(7,478)	(5,848)
	$5,909	$4,649

	March 31, 2016	December 31, 2015
Total assets:
Domestic	$1,013,079	$985,374
Import	786,619	725,011
Luxury	449,916	475,305
Corporate and other	1,018,004	1,041,609
	$3,267,618	$3,227,299

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

Stein and Jessos Litigations

On December 14, 2015, Shiva Y. Stein, a Lithia shareholder, filed derivative claims on behalf of Lithia against its Board of Directors, listing Lithia as a nominal defendant. The case, Stein v. DeBoer, et al., Case No. 15CV33696, is pending in the Circuit Court of the State of Oregon for Marion County. Ms. Stein’s claims relate to the adoption of a transition agreement between Lithia and Sidney B. DeBoer, as disclosed in a Current Report on Form 8-K filed September 16, 2015. Ms. Stein alleges that Lithia's directors breached their fiduciary duties of loyalty and due care, and wasted corporate assets, when they approved the agreement with Mr. DeBoer. Ms. Stein also alleges a claim against Sidney B. DeBoer, asserting that he has been unjustly enriched by the agreement. Ms. Stein is seeking relief in the amount of damages allegedly sustained by Lithia as a result of the alleged breaches of fiduciary duty and alleged corporate waste, disgorgement and imposition of a constructive trust on all property and profits Sidney B. DeBoer received as a result of the alleged wrongful conduct, and an award of the costs and disbursements of the lawsuit, including reasonable attorneys fees, costs, and expenses. The Board and Mr. DeBoer filed Motions to Dismiss the Stein suit on February 26, 2016.

On February 12, 2016, Marty A. Jessos, a Lithia shareholder, also filed derivative claims on behalf of Lithia against its Board of Directors, listing Lithia as a nominal defendant. The case, Jessos v. DeBoer, et al., Case No. 16CV04181, was filed in the Circuit Court of the State of Oregon for Multnomah County. The Jessos suit involves the same subject matter and alleges substantially the same facts, claims, and causes of action as the Stein suit. On March 22, 2016, the Jessos suit was transferred to Marion County Circuit Court. On April 4, 2016, the parties filed a Stipulation and [Proposed] Order of Consolidation in the Stein suit to consolidate both Stein and Jessos under the Stein suit, Case No. 15CV33696. On April 4, 2016, the Court signed the consolidation order. The case will be known as In re Lithia Motors Derivative Litigation, Case No. 15CV33696. Plaintiffs filed their consolidated complaint on April 15, 2016. The Board and Mr. DeBoer have not yet filed an answer or otherwise responded to the consolidated complaint.

The Board and Mr. DeBoer are defending themselves against Ms. Stein’s and Mr. Jessos’ allegations.

California Wage and Hour Litigations

In June 2012 Mr. Robles and Mr. Laredo brought claims against DCH Tustin Acura (Robles vs. Tustin Motors, Inc., Case No. 30-2012-00579414, filed in the Superior Court of California, Orange County) alleging that the employer underpaid technicians in light of the Wage Order provisions that require an employer to pay at least two times the minimum wage for each hour worked if the employee is required to bring his or her own tools. The complaint was amended in late 2013 to include allegations that the employer failed to pay technicians for non-productive time and/or time spent performing tasks not compensated by the flat-rate compensation system; off-the-clock time worked; and wages due at termination.  The amended complaint also alleged that the employer failed to provide technicians accurate and complete wage statements; and statutory meal and rest periods. Plaintiffs are now seeking relief on behalf of all employees at all DCH Auto Group dealerships in California.  Plaintiffs also seek attorney fees and costs.  These Plaintiffs (and several other former technicians in separate-but-partially-overlapping actions) also seek relief under California’s Private Attorney General Action (PAGA) provisions, which allow private plaintiffs to recover civil penalties on behalf of the State of California.  DCH successfully compelled arbitration based on arbitration agreements between these claimants and the employer, although certain representative claims were excluded and stayed pending arbitration.

The Company and these claimants settled their individual claims in arbitration in 2015.  In April 2016, DCH and plaintiffs agreed in principle to settle the representative claims, although this settlement has not yet been approved by either an independent arbitrator or the California courts as expressly contemplated by the parties and required by applicable law as a condition of the agreed release of claims.  DCH Auto Group (USA) Limited must indemnify Lithia Motors, Inc. for losses related to this claim pursuant to the stock purchase agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited dated June 14, 2014. As a result, we believe the exposure related to this lawsuit, when considered in relation to the terms of the stock purchase agreement, is immaterial to our financial statements.

In August 2014 Ms. Holzer filed a complaint in the Central District of California (Holzer vs. DCH Auto Group (USA) Inc., Case No. BC558869) alleging that her employer, an affiliate of DCH Auto Group (USA) Inc., failed to provide vehicle finance and sales persons, service advisors, and other clerical and hourly workers accurate and complete wage statements; and statutory meal and rest periods.  The complaint also alleges that the employer failed to pay these employees for off-the-clock time worked; and wages due at termination.  Plaintiffs also seek attorney fees and costs. DCH has sought to compel arbitration based on Plaintiffs’ arbitration agreements.  Plaintiffs (and several other employees in separate actions) are seeking relief under California’s PAGA provisions.  DCH is defending itself against these claims, and DCH Auto Group (USA) Limited must indemnify Lithia Motors, Inc. for losses related to this claim pursuant to the stock purchase agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited dated June 14, 2014. As a result, we believe the exposure related to this lawsuit, when considered in relation to the terms of the stock purchase agreement, is immaterial to our financial statements.

Note 12. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” which amends the accounting guidance related to revenues. This amendment will replace most of the existing revenue recognition guidance when it becomes effective. The new standard, as amended in July 2015, is effective for fiscal years beginning after December 15, 2017 and entities are allowed to adopt the standard as early as annual periods beginning after December 15, 2016, and interim periods therein. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this amendment will have on our consolidated financial statements and related disclosures and believe the financial impact is not material. We have not yet selected a transition method.

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

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We are evaluating the effect this amendment will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are evaluating the effect this amendment will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.

Note 13. Subsequent Events

Common Stock Dividend

On April 19, 2016, our Board of Directors approved a dividend of $0.25 per share on our Class A and Class B common stock related to our first quarter 2016 financial results. The dividend will total approximately $6.4 million and will be paid on May 27, 2016 to shareholders of record on May 13, 2016.

Repurchases of Class A Common Stock

Since March 31, 2016, we have repurchased approximately 162,000 shares at a weighted average price of $81.10 per share. As of April 29, 2016, under our existing share repurchase authorization, approximately $235.1 million remains available for share repurchases.

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

•	Anticipated continued success and growth of DCH Auto Group;
•	Anticipated ability to capture additional market share;
•	Anticipated ability to find accretive acquisitions;
•	Anticipated additions of dealership locations to our portfolio in the future;
•	Anticipated availability of liquidity from our unfinanced operating real estate; and
•	Anticipated levels of capital expenditures in the future.

The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results to materially differ from the results expressed or implied by these statements. Certain important factors that could cause actual results to differ from our expectations are discussed in Part II - Other Information, Item 1A in this Form 10-Q and in the Risk Factors section of our 2015 Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission.

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

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of April 29, 2016, we offered 31 brands of new vehicles and all brands of used vehicles in 138 stores in the United States and online at Lithia.com and DCHauto.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

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

Results of Operations

For the three months ended March 31, 2016 and 2015, we reported income, net of tax, of $40.3 million, or $1.55 per diluted share, and $40.7 million, or $1.53 per diluted share, respectively.

Key Revenue and Gross Profit Metrics

Key performance metrics for revenue and gross profit were as follows (dollars in thousands):

Three Months Ended March 31, 2016	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,096,055	55.3%	$66,766	6.1%	21.7%
Used vehicle retail	532,726	26.9	64,277	12.1	20.9
Used vehicle wholesale	65,146	3.3	1,830	2.8	0.6
Finance and insurance(1)	77,638	3.9	77,638	100.0	25.3
Service, body and parts	196,675	9.9	96,119	48.9	31.3
Fleet and other	14,621	0.7	552	3.8	0.2
	$1,982,861	100.0%	$307,182	15.5%	100.0%

Three Months Ended March 31, 2015	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,007,816	56.3%	$61,774	6.1%	22.6%
Used vehicle retail	462,931	25.9	59,442	12.8	21.7
Used vehicle wholesale	62,208	3.5	2,161	3.5	0.8
Finance and insurance(1)	64,604	3.6	64,604	100.0	23.6
Service, body and parts	173,475	9.7	84,439	48.7	30.9
Fleet and other	18,144	1.0	955	5.3	0.4
	$1,789,178	100.0%	$273,375	15.3%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

In the first quarter of 2016, we acquired two stores and, in 2015, we acquired six stores and opened one store. We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in February 2015 would be included in same store operating data beginning in March 2016, after its first full complete comparable month of operation. The first quarter operating results for the same store comparisons would include results for that store in only the period of March for both comparable periods.

New Vehicle Revenue and Gross Profit

	Three Months Ended March 31,				%
(Dollars in thousands, except per unit amounts)	2016	2015	Increase		Increase
Reported
Revenue	$1,096,055	$1,007,816	$88,239		8.8%
Gross profit	$66,766	$61,774	$4,992		8.1
Gross margin	6.1%	6.1%	—	bp

Retail units sold	32,749	30,623	2,126		6.9
Average selling price per retail unit	$33,468	$32,910	$558		1.7
Average gross profit per retail unit	$2,039	$2,017	$22		1.1

Same store
Revenue	$1,062,335	$1,000,768	$61,567		6.2
Gross profit	$64,818	$61,278	$3,540		5.8
Gross margin	6.1%	6.1%	—	bp

Retail units sold	31,779	30,391	1,388		4.6
Average selling price per retail unit	$33,429	$32,930	$499		1.5
Average gross profit per retail unit	$2,040	$2,016	$24		1.2

(1)	A basis point is equal to 1/100th of one percent.

New vehicle sales increased 8.8% in the three-month period ended March 31, 2016 compared to the same period of 2015, primarily driven by an increase in volume. On a same store basis, new vehicle sales increased 6.2% in the three-month period ended March 31, 2016 compared to the same period of 2015. Same store new vehicle unit sales increased 4.6% compared to national new vehicle sales levels, which increased approximately 3.1% in the three-month period ended March 31, 2016 compared to the same period of 2015.

Same store unit sales increased in all categories as follows:

	Three months ended March 31, 2016 compared to the same period of 2015	National growth in the three months ended March 31, 2016 compared to the same period of 2015(1)
Domestic brand same store unit sales growth	2.4%	5.1%
Import brand same store unit sales growth	6.6	1.8
Luxury brand same store unit sales growth	1.5	(0.5)
Overall	4.6	3.1

(1) National auto unit sales and SAAR data obtained from Stephens Auto Unit Sales and SAAR report as of March 2016

Our unit volume growth rate for the 2016 period was higher than the national average for our import and luxury brands. Our domestic brands unit volume growth lagged the national average for the 2016 period primarily due to our Chrysler stores, which had flat same store unit sales compared to a national average increase of 9% . Certain of our domestic stores had difficult stair step incentive objectives, and elected not to pursue them, resulting in reduced performance compared to the prior year. We continue to focus on increasing our share of overall new vehicle sales within each of our markets.

In addition to the increase in unit volume, an increase in average selling prices of 1.5% in the three-month period ended March 31, 2016 compared to the same period of 2015, contributed to the overall increase in same store new vehicle revenue.

New vehicle gross profit increased 8.1% in the three-month period ended March 31, 2016 compared to the same period of 2015. This increase is in line with the increase in revenues. On a same store basis, new vehicle gross profit increased by 5.8% in the three-month period ended March 31, 2016 compared to the same period of 2015, primarily driven by unit growth, as well as a $24 increase in the average gross profit per unit.

Used Vehicle Retail Revenue and Gross Profit

	Three Months Ended March 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2016	2015	(Decrease)		(Decrease)
Reported
Retail revenue	$532,726	$462,931	$69,795		15.1%
Retail gross profit	$64,277	$59,442	$4,835		8.1
Retail gross margin	12.1%	12.8%	(70	) bp

Retail units sold	27,431	24,204	3,227		13.3
Average selling price per retail unit	$19,421	$19,126	$295		1.5
Average gross profit per retail unit	$2,343	$2,456	$(113)		(4.6)

Same store
Retail revenue	$516,277	$459,192	$57,085		12.4
Retail gross profit	$62,543	$59,026	$3,517		6.0
Retail gross margin	12.1%	12.9%	(80	) bp

Retail units sold	26,531	23,972	2,559		10.7
Average selling price per retail unit	$19,459	$19,155	$304		1.6
Average gross profit per retail unit	$2,357	$2,462	$(105)		(4.3)

Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer Certified Pre-Owned ("CPO") vehicles; Core Vehicles, or late-model vehicles with lower mileage; and Value Autos, or vehicles with over 80,000 miles. Additionally, our volume-based strategy for new vehicle sales increases the organic opportunity to convert vehicles acquired via trade to retail used vehicle sales.

Same store sales increased in all three categories of used vehicles as follows:

Three months ended March 31, 2016 compared to the same period of 2015
Certified pre-owned vehicles	14.9%
Core vehicles	12.4
Value autos	7.1
Overall	12.4

The increases in same store sales were mainly a result of increased unit sales and a slight increase in average selling prices. We continue to see a mix shift towards certified pre-owned vehicle sales as the supply of late-model, off-lease vehicles increases. This increase is driven by increased new vehicle leasing and an overall increase in vehicle sales levels over the past 6 years. Because the average new lease is approximately 30 months, the supply of late model used vehicles has increased.

On an annualized average, as of March 31, 2016 and 2015, each of our stores sold 64 and 57 retail used vehicle units, respectively, per month. We continue to target increasing sales to 75 units per store per month.

Used retail vehicle gross profit increased 8.1% in the three-month period ended March 31, 2016 compared to the same period of 2015. On a same store basis, gross profit increased 6.0% in the three-month period ended March 31, 2016 compared to the same period of 2015, primarily driven by volume growth, offset by decreases in the average gross profit per unit sold.

Similar to new vehicle sales, we focus on gross profit dollars earned per unit, not on gross margin, in evaluating our sales performance. Gross profit per unit decreased in all three categories of used vehicles in the three-month period ended March 31, 2016 compared to the same period of 2015 as our stores focused on gaining incremental sales volume. This volume-based strategy creates the ability to generate incremental future business through used vehicle trade-in opportunities, finance and insurance sales and service work.

Used Vehicle Wholesale Revenue and Gross Profit

	Three Months Ended March 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2016	2015	(Decrease)		(Decrease)
Reported
Wholesale revenue	$65,146	$62,208	$2,938		4.7%
Wholesale gross profit	$1,830	$2,161	$(331)		(15.3)
Wholesale gross margin	2.8%	3.5%	(70	) bp

Wholesale units sold	9,513	9,144	369		4.0
Average selling price per wholesale unit	$6,848	$6,803	$45		0.7
Average gross profit per retail unit	$192	$236	$(44)		(18.6)

Same store
Wholesale revenue	$63,805	$61,949	$1,856		3.0
Wholesale gross profit	$1,755	$2,222	$(467)		(21.0)
Wholesale gross margin	2.8%	3.6%	(80	) bp

Wholesale units sold	9,255	9,063	192		2.1
Average selling price per wholesale unit	$6,894	$6,835	$59		0.9
Average gross profit per retail unit	$190	$245	$(55)		(22.4)

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended March 31,			%
(Dollars in thousands, except per unit amounts)	2016	2015	Increase	Increase
Reported
Revenue	$77,638	$64,604	$13,034	20.2%
Average finance and insurance per retail unit	$1,290	$1,178	$112	9.5%

Same store
Revenue	$75,365	$64,206	$11,159	17.4%
Average finance and insurance per retail unit	$1,292	$1,181	$111	9.4%

The increase in finance and insurance revenue, both as reported and on a same store basis, was primarily due to higher unit volumes and an increase in the average finance and insurance amount per retail unit . On a same store basis, our finance and insurance revenues per retail unit increased $111 in the three-month period ended March 31, 2016 compared to the same period of 2015, as both pricing and penetration rates improved.

Trends in penetration rates for total new and used retail vehicles sold are detailed below:

	Three Months Ended March 31,
	2016	2015
Finance and insurance	78%	76%
Service contracts	43	42
Lifetime lube, oil and filter contracts	26	25

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

On a same store basis, the distribution by credit score for the customers we arranged financing for was as follows:

				Three Months Ended March 31,
				2016	2015
	FICO Score Range
Prime	680	and	above	69%	69%
Non-prime	620	-	679	18	18
Sub-prime	619	or	less	13	13

Our distribution of customers by credit score was consistent for the first three months of 2016 compared to the same period of 2015. We also did not see any material change in approval rates or finance charge backs within any credit tier in the three-month period ended March 31, 2016 compared to the same period in 2015.

Service, Body and Parts Revenue and Gross Profit

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Increase		% Increase
Reported
Customer pay	$106,891	$96,968	$9,923		10.2%
Warranty	45,617	37,372	8,245		22.1
Wholesale parts	29,755	27,591	2,164		7.8
Body shop	14,412	11,544	2,868		24.8
Total service, body and parts	$196,675	$173,475	$23,200		13.4%

Service, body and parts gross profit	$96,119	$84,439	$11,680		13.8%
Service, body and parts gross margin	48.9%	48.7%	20	bp

Same store
Customer pay	$103,326	$96,081	$7,245		7.5%
Warranty	44,066	37,009	7,057		19.1
Wholesale parts	28,441	27,482	959		3.5
Body shop	14,135	11,544	2,591		22.4
Total service, body and parts	$189,968	$172,116	$17,852		10.4%

Service, body and parts gross profit	$92,956	$83,749	$9,207		11.0%
Service, body and parts gross margin	48.9%	48.7%	20	bp

Our service, body and parts sales grew in all areas in the first three months of 2016 compared to the same period of 2015. There are more late-model units in operation as new vehicle sales volumes have been increasing since 2010. We believe this increase in units in operation will continue to benefit our service, body and parts sales in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively priced routine maintenance and through our marketing efforts. We increased our same store customer pay business 7.5% in the first three months of 2016 compared to the same period of 2015.

Same store warranty sales increased 19.1% in the first three months of 2016 compared to the same period of 2015, primarily due to significant recalls across multiple manufacturers. Additionally, we continue to see increases due to the growing number of units in operation. Routine maintenance, such as oil changes, offered by certain brands, including BMW, Toyota and General Motors, for two to four years after a vehicle is sold, provides for future work as consumers return to the franchised dealer for this maintenance item.

The increase (decrease) in same-store warranty work by segment was as follows:

Three months ended March 31, 2016 compared to the same period of 2015
Domestic	21.3%
Import	37.9%
Luxury	(5.0)%

Same store wholesale parts increased 3.5% in the first three months of 2016 compared to the same period of 2015, primarily due to targeting independent repair shops, competing new vehicle dealers and wholesale accounts to expand parts sales to other repair shops.

Same store body shop increased 22.4% in the first three months of 2016 compared to the same period of 2015. Our stores have increased production through calculated adjustments to optimize personnel and equipment. Additionally, several of our body shops were in locations which experienced increased precipitation compared to the 2015 winter season and had increased volume.

Same store service, body and parts gross profit increased 11.0% in the first three months of 2016 compared to the same period of 2015. This growth is in line with our revenue growth and benefited from a slight improvement in our gross margin. Our gross margin improvements were driven by shifts in mix as the growth in warranty, which has a relatively higher gross margin, has outpaced the growth in customer pay, wholesale parts and body shop compared to the same period in 2015.

Segments

Certain financial information by segment is as follows:

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenues:
Domestic	$768,902	$690,682	$78,220	11.3%
Import	865,743	760,080	105,663	13.9
Luxury	346,813	336,993	9,820	2.9
	1,981,458	1,787,755	193,703	10.8
Corporate and other	1,403	1,423	(20)	(1.4)
	$1,982,861	$1,789,178	$193,683	10.8%

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Segment income*:
Domestic	$21,730	$27,294	$(5,564)	(20.4)%
Import	22,633	17,063	5,570	32.6
Luxury	4,235	6,645	(2,410)	(36.3)
	48,598	51,002	(2,404)	(4.7)
Corporate and other	30,071	21,976	8,095	36.8
Depreciation and amortization	(11,663)	(9,726)	1,937	19.9
Other interest expense	(5,459)	(4,828)	631	13.1
Other expense, net	(1,526)	(368)	1,158	NM
Income before income taxes	$60,021	$58,056	$1,965	3.4%

NM – Not meaningful.

*Segment income for each reportable segment is defined as Income before income taxes, depreciation and amortization, other interest expense and other expense, net.

	Three Months Ended March 31,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Retail new vehicle unit sales:
Domestic	10,649	10,012	637	6.4%
Import	18,114	16,805	1,309	7.8
Luxury	4,063	3,865	198	5.1
	32,826	30,682	2,144	7.0
Allocated to management	(77)	(59)	(18)	NM
	32,749	30,623	2,126	6.9%

NM – Not meaningful.

Domestic

A summary of financial information for our Domestic segment follows:

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$768,902	$690,682	$78,220	11.3%
Segment income	$21,730	$27,294	$(5,564)	(20.4)
Retail new vehicle unit sales	10,649	10,012	637	6.4

The increase in our Domestic segment revenue in the first three months of 2016 compared to the same period of 2015 was primarily a result of increases in retail new and used unit sales, increases in new and used vehicle selling prices, an increase in finance and insurance as a function of greater retail vehicle unit volume and improved service, body and parts sales. This increase was driven by new product introductions from our manufacturer partners, enhanced availability of late model used vehicles and better operational execution within our stores. Chrysler, which represented 54% of our domestic segment revenue in the first three months of 2016, increased its U.S. market share 70 bps to 13.5% in the first three months of 2016 compared to the same period of 2015. Domestic segment retail new vehicle unit sales increased 6.4% in the first three months of 2016 compared to the same period of 2015, as same store unit sales increased 2.4%, with the remaining increase being a result of stores acquired in the latter part of 2015.

Our Domestic segment income decreased 20.4% in the first three months of 2016 compared to the same period of 2015. There were two primary factors causing the decline. In the first quarter of 2016, gross profit for the Domestic segment increased 7.0%, which lagged the 11.3% growth in revenue, primarily due to lower total gross profit in both new and used retail vehicle sales compared to the same period of 2015. Additional spending in personnel and advertising increased overall SG&A expense by 15.2%. This increase was a function of efforts to drive additional customer traffic to Domestic stores and incremental personnel costs associated with incentive pay plans and increased headcount.

Import

A summary of financial information for our Import segment follows:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Increase	% Increase
Revenue	$865,743	$760,080	$105,663	13.9%
Segment income	$22,633	$17,063	$5,570	32.6
Retail new vehicle unit sales	18,114	16,805	1,309	7.8

The 13.9% increase in our Import segment revenue in the first three months of 2016 compared to the same period of 2015 was primarily a result of increases in all significant business lines.

Our Import segment income increased 32.6% in the first three months of 2016 compared to the same period of 2015. This growth exceeded the growth in revenue as we continue to integrate our DCH stores and they begin to perform at a profitability level consistent with our other existing import stores. Import segment income, as a percentage of revenue, improved 40 basis points to 2.6% for the first three months of 2016 compared to the same period of 2015.

Luxury

A summary of financial information for our Luxury segment follows:

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$346,813	$336,993	$9,820	2.9%
Segment income	$4,235	$6,645	$(2,410)	(36.3)
Retail new vehicle unit sales	4,063	3,865	198	5.1

Our luxury segment revenue increased 2.9% in the first three months of 2016 compared to the same period of 2015, primarily due to increases in retail new and used unit sales, increases in new and used vehicle selling prices, an increase in finance and insurance as a function of greater retail vehicle unit volume and improved service, body and parts sales. New vehicle unit sales growth of 5.1% was the primary driver of the revenue increase, partially offset by a decrease in wholesale vehicle revenues and fleet and other revenues.

Our luxury segment income decreased 36.3% in the first three months of 2016 compared to the same period of 2015, as increased expenses in all areas of SG&A and increased flooring interest associated with higher inventory levels exceeded the increase in total gross profit.

Corporate and Other

Revenues attributable to Corporate and other include the results of operations of our stand-alone body shop offset by certain unallocated reserve and elimination adjustments related to vehicle sales.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$1,403	$1,423	$(20)	(1.4)%
Segment income	$30,071	$21,976	$8,095	36.8

The decrease in Corporate and other revenue in the first three months of 2016 compared to the same period of 2015, was primarily related to changes to certain reserves that we are specifically identified with our domestic, import or luxury segment revenue.

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

The $8.1 million increase in Corporate and other segment income in the first three months of 2016 compared to the same period of 2015 was primarily related to insurance activity and changes to insurance reserves and an increase in internal corporate expense allocations for the capital burden of higher inventory levels.

Asset Impairments

Asset impairments recorded as a component of operations consist of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Equity investment	$3,498	$4,130

Asset impairments of our equity-method investment are associated with our investment in a limited liability company that participates in the NMTC Program. We evaluated this equity-method investment at the end of each reporting period and identified indications of loss resulting from other than temporary declines in value. See Note 9 of the Condensed Notes to the Consolidated Financial Statements for additional information.

Selling, General and Administrative Expense (“SG&A”)

SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Personnel	$148,724	$133,014	$15,710	11.8%
Advertising	19,336	15,345	3,991	26.0
Rent	6,402	5,920	482	8.1
Facility costs	8,059	8,344	(285)	(3.4)
Other	36,585	28,995	7,590	26.2
Total SG&A	$219,106	$191,618	$27,488	14.3%

	Three Months Ended March 31,		Increase
As a % of gross profit	2016	2015	(Decrease)
Personnel	48.4%	48.7%	(30	) bp
Advertising	6.3%	5.6%	70
Rent	2.1%	2.2%	(10)
Facility costs	2.6%	3.1%	(50)
Other	11.9%	10.6%	130
Total SG&A	71.3%	70.1%	120

The 14.3% increase in SG&A in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily driven by increased variable cost associated with increased sales volume and store count. Additionally, we recorded a gain of $1.0 million associated with the sale of one of our stores and a $1.9 million legal reserve charge in the first quarter of 2016 and a gain of $3.3 million associated with the sale of one store in the first quarter of 2015.

SG&A adjusted for non-core charges was as follows:

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Personnel	$148,789	$133,014	$15,775	11.9%
Advertising	19,336	15,345	3,991	26.0%
Rent	6,402	5,920	482	8.1%
Adjusted facility costs	9,146	11,693	(2,547)	(21.8)%
Other	34,614	28,995	5,619	19.4%
Adjusted total SG&A	$218,287	$194,967	$23,320	12.0%

	Three Months Ended March 31,		Increase
As a % of gross profit	2016	2015	(Decrease)
Personnel	48.4%	48.7%	(30	) bp
Advertising	6.3%	5.6%	70
Rent	2.1%	2.2%	(10)
Adjusted facility costs	3.0%	4.3%	(130)
Other	11.3%	10.6%	70
Adjusted total SG&A	71.1%	71.3%	(20)

See “Non-GAAP Reconciliations” for more details.

Adjusted SG&A as a percentage of gross profit in the three-month period ended March 31, 2016 decreased 20 basis points compared to the same period of 2015. The decrease in facility costs is due to a gain from an insurance claim in the three months ended March 31, 2016, and the increase in other is due to reserve adjustments associated with legal claims and our allowance for doubtful accounts.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A expense.

	Three Months Ended March 31,			% of Change in
(Dollars in thousands)	2016	2015	Change	Gross Profit
Gross profit	$307,182	$273,375	$33,807	100.0%
SG&A expense	(219,106)	(191,618)	(27,488)	(81.3)%
Throughput contribution			$6,319	18.7%

Throughput contributions for newly opened or acquired stores reduce overall throughput because, in the first year of operation, a store’s throughput is equal to the inverse of its SG&A as a percentage of gross profit. For example, a store which achieves SG&A as a percentage of gross profit of 70% will have throughput of 30% in the first year of operation.

We acquired two stores in the first three months of 2016 and we acquired six stores and one franchise and opened one new store during 2015. Adjusting for these locations and the non-core adjustments discussed above, we estimate our throughput contribution on a same store basis was 37% in the first quarter of 2016. We continue to target a same store throughput contribution in a range of 45% to 50%.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended March 31,			%
(Dollars in thousands)	2016	2015	Increase	Increase
Depreciation and amortization	$11,663	$9,726	$1,937	19.9%

The increase in depreciation and amortization in the three-month period ended March 31, 2016 compared to the same period of 2015 was primarily due to capital expenditures that occurred since March 31, 2015. We purchased previously leased facilities, built new facilities for open points, expanded and improved facilities subsequent to the acquisition of the stores, invested in improvements at our facilities and replaced equipment. These investments increase the amount of depreciable assets and amortizable expenses. In the full year of 2015 and the first three months of 2016, we had capital expenditures of $83.2 million and $15.9 million, respectively.

Operating Income

Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended March 31,
	2016	2015
Operating margin	3.7%	3.8%
Operating margin adjusted for non-core charges(1)	3.9%	3.8%

(1) See “Non-GAAP Reconciliations” for more details.

In the first quarter of 2016, our operating margin was consistent with prior years. Adjusting for non-core charges, operating margin increased 10 basis points as we continue to focus on cost control, which allows us to leverage our cost structure in an environment of improving sales.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense increased $1.3 million in the three-month period ended March 31, 2016 compared to the same period of 2015 primarily as a result of increased average outstanding balances on our floor plan facilities.

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

The following table details the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended March 31,			%
(Dollars in thousands)	2016	2015	Change	Change
Floor plan interest expense (new vehicles)	$5,909	$4,649	$1,260	27.1%
Floor plan assistance (included as an offset to cost of sales)	(10,300)	(9,127)	(1,173)	(12.9)
Net new vehicle carrying costs	$(4,391)	$(4,478)	$87	1.9

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Mortgage interest	$3,547	$3,016	$531	17.6%
Other interest	2,020	1,889	131	6.9
Capitalized interest	(108)	(77)	(31)	40.3
Total other interest expense	$5,459	$4,828	$631	13.1%

The increase in other interest expense in the first three months of 2016 compared to the same period of 2015 was primarily due to higher volumes of borrowing on our credit facility and higher mortgage interest due to additional mortgage financings, partially offset by increased capitalized interest.

Other Expense, Net

Other expense, net primarily includes the gains and losses related to equity-method investments.

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015	Increase	% Increase
Other expense, net	$1,526	$368	$1,158	314.7%

Income Tax Provision

Our effective income tax rate was as follows:

	Three Months Ended March 31,
	2016	2015
Effective income tax rate	32.9%	30.0%
Effective income tax rate excluding tax credits generated through our equity-method investment and other non-core items(1)	39.2%	39.0%

(1) See “Non-GAAP Reconciliations” for more details.

Our effective income tax rate was 32.9% and 30.0%, respectively, for the first three months of 2016 and 2015. These rates were positively affected by new markets tax credits that are generated through our equity-method investment with U.S. Bancorp Community Development Corporation.

Excluding the tax credits generated by our equity-method investment and adjusting for other non-core items, our effective tax rate would have been 39.2% and 39.0%, respectively, for the three months ended March 31, 2016 and 2015.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations:

	Three Months Ended March 31, 2016
(Dollars in thousands, except per share amounts)	As reported	Disposal gain on sale of store	Equity- method investment	Legal reserve adjustment	Adjusted
Asset impairment	$3,498	$—	$(3,498)	$—	$—
Selling, general and administrative	219,106	1,087	—	(1,906)	218,287
Operating income	72,915	(1,087)	3,498	1,906	77,232
Other expense, net	(1,526)	—	2,066	—	540

Income before income taxes	$60,021	$(1,087)	$5,564	$1,906	$66,404
Income tax provision	(19,751)	426	(5,945)	(747)	(26,017)
Net income	$40,270	$(661)	$(381)	$1,159	$40,387

Diluted net income per share	$1.55	$(0.03)	$(0.01)	$0.04	$1.55
Diluted share count	25,973

	Three Months Ended March 31, 2015
(Dollars in thousands, except per share amounts)	As reported	Disposal gain on sale of stores	Equity- method investment	Adjusted
Asset impairment	$4,130	$—	$(4,130)	$—
Selling, general and administrative	191,618	3,349	—	194,967
Income from operations	67,901	(3,349)	4,130	68,682
Other expense, net	(368)	—	1,732	1,364

Income before income taxes	$58,056	$(3,349)	$5,862	$60,569
Income tax provision	(17,403)	1,004	(7,250)	(23,649)
Net income	$40,653	$(2,345)	$(1,388)	$36,920

Diluted net income per share	$1.53	$(0.09)	$(0.05)	$1.39
Diluted share count	26,519

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

Available Sources

Below is a summary of our immediately available funds:

	As of March 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Cash and cash equivalents	$21,559	$45,008	$(23,449)	(52.1)%
Available credit on the credit facilities	148,959	134,120	14,839	11.1
Total current available funds	170,518	179,128	(8,610)	(4.8)
Estimated funds from unfinanced real estate	150,129	158,605	(8,476)	(5.3)
Total estimated available funds	$320,647	$337,733	$(17,086)	(5.1)%

Cash flows generated by operating activities and from our credit facility are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of March 31, 2016, our unencumbered owned operating real estate had a book value of $200 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $150 million at March 31, 2016; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2016	2015	in Cash Flow
Net cash provided by operating activities	$34,593	$38,229	$(3,636)
Net cash used in investing activities	(29,234)	(30,938)	1,704
Net cash used in financing activities	(28,808)	(16,166)	(12,642)

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2016 decreased $3.6 million compared to the same period of 2015, primarily as a result of increases in inventory, partially offset by cash generated through the collection of receivables.

Borrowings from and repayments to our syndicated lending group related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory and the associated financing, we also consider our net cash provided by operating activities adjusted to include cash activity associated with our new vehicle credit facility.

Adjusted net cash provided by operating activities is presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2016	2015	in Cash Flow
Net cash provided by operating activities – as reported	$34,593	$38,229	$(3,636)
Add: Net borrowings (repayments) on floor plan notes payable, non-trade	38,626	(21,984)	60,610
Net cash provided by operating activities – adjusted	$73,219	$16,245	$56,974

Inventories are the most significant component of our cash flow from operations. As of March 31, 2016, our new vehicle days supply was 78, or eleven days higher than our days supply as of December 31, 2015. Our days supply of used vehicles was 53 days as of March 31, 2016, or two days lower than our days supply as of December 31, 2015. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities

Net cash used in investing activities totaled $29.2 million and $30.9 million, respectively, for the three-month periods ended March 31, 2016 and 2015. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2016	2015	in Cash Flow
Capital expenditures	$(15,900)	$(24,917)	$9,017
Cash paid for acquisitions, net of cash acquired	(13,799)	—	(13,799)
Cash paid for other investments	(11,449)	(9,804)	(1,645)
Proceeds from sales of stores	11,822	3,680	8,142

Capital Expenditures

Below is a summary of our capital expenditure activities:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Post-acquisition capital improvements	$6,801	$4,683
Facilities for open points	—	2,498
Purchases of previously leased facilities	137	5,301
Existing facility improvements	2,468	7,001
Maintenance	6,494	5,434
Total capital expenditures	$15,900	$24,917

Many manufacturers provide assistance in the form of additional incentives or assistance if facilities meet specified standards and requirements. We expect that certain facility upgrades and remodels will generate additional manufacturer incentive payments. Also, tax laws allowing accelerated deductions for capital expenditures reduce the overall investment needed and encourage accelerated project timelines.

We expect to use a portion of our future capital expenditures to upgrade facilities that we recently acquired. This additional capital investment is contemplated in our initial evaluation of the investment return metrics applied to each acquisition and is usually associated with manufacturer standards and requirements.

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

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by this transaction is recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Three Months Ended March 31,
	2016	2015
Number of stores acquired	2	—

(Dollars in thousands)
Cash paid for acquisitions, net of cash acquired	$13,799	$—
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(4,854)	—
Cash paid for acquisitions, net of cash acquired – adjusted	$8,945	$—

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities

Net cash used in financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2016	2015
Cash used in financing activities, as reported	$(28,808)	$(16,166)
Adjust: cash (provided by borrowings) used for payments on floor plan notes payable: non-trade	(38,626)	21,984
Cash used in financing activities – adjusted	$(67,434)	$5,818

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2016	2015	in Cash Flow
Net repayments on lines of credit	$(16,188)	$(22,937)	$6,749
Principal payments on long-term debt, unscheduled	(2,303)	(9,189)	6,886
Proceeds from issuance of long-term debt	12,080	50,350	(38,270)
Repurchases of common stock	(57,736)	(10,343)	(47,393)
Dividends paid	(5,151)	(4,216)	(935)

Borrowing and Repayment Activity

During the first three months of 2016, we raised net mortgage proceeds of $9.8 million, which was mainly used to pay down our line of credit. Our debt to total capital ratio, excluding floor plan notes payable, was 43.6% at March 31, 2016 compared to 43.7% at March 31, 2015.

Equity Transactions

On February 25, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. This new authorization replaced the previous authorizations granted in August 2011 and July 2012, which limited the number of shares we were authorized to repurchase. We repurchased 712,486 shares of our Class A common stock at an average price of $81.05 per share in the first three months of 2016. As of March 31, 2016, we had $248.2 million remaining available for repurchases under the new authorization. The new authority to repurchase does not have an expiration date.

In the first three months of 2016, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2016	$0.20	$5,151

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of March 31, 2016
(Dollars in thousands)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,296,751	$—	(1)
Floor plan notes payable	55,836	—
Used vehicle inventory financing facility	172,000	361	(2)
Revolving lines of credit	44,058	148,598	(2),(3)
Real estate mortgages	393,718	—
Other debt	19,608	—
Total debt	$1,981,971	$148,959

(1)	As of March 31, 2016, we had a $1.45 billion new vehicle floor plan commitment as part of our credit facility.
(2)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(3)	Available credit is based on the borrowing base amount effective as of March 31, 2016. This amount is reduced by $8.3 million for outstanding letters of credit.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of March 31, 2016, we had no balances in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 1.65% at March 31, 2016. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.90% and 2.15%, respectively, at March 31, 2016.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of March 31, 2016
Current ratio	Not less than 1.10 to 1	1.25 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.87 to 1
Leverage ratio	Not more than 5.00 to 1	1.75 to 1
Funded debt restriction	Not to exceed $600 million	$414.4 million

As of March 31, 2016, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At March 31, 2016, $55.8 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 1.8% to 5.0% at March 31, 2016. The mortgages are payable in various installments through October 2034. As of March 31, 2016, we had fixed interest rates on 69% of our outstanding mortgage debt.

Our other debt includes capital leases, sellers’ notes and our equity contribution obligations associated with the new markets tax credit equity investment. The interest rates associated with our other debt ranged from 2.2% to 6.5% at March 31, 2016. This debt, which totaled $19.6 million at March 31, 2016, is due in various installments through January 2024.

Recent Accounting Pronouncements

See Note 12 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

There have been no material changes in the critical accounting policies and use of estimates described in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016.

Seasonality and Quarterly Fluctuations

Historically, our sales have been lower in the first quarter of each year due to consumer purchasing patterns and inclement weather in certain of our markets. As a result, financial performance is expected to be lower during the first quarter than during the second, third and fourth quarters of each fiscal year. We believe that interest rates, levels of consumer debt, consumer confidence and manufacturer sales incentives, as well as general economic conditions, also contribute to fluctuations in sales and operating results.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2015 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 26, 2016.

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

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K. The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in that report, which was filed with the Securities and Exchange Commission on February 26, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the first quarter of 2016:

	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(1)	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)(1)
January	547,485	$80.10	535,200	$250,000
February	109,311	79.43	64,923	249,906
March	55,690	93.35	18,000	248,248
	712,486	$81.03	618,123	$248,248

(1)

Effective February 29, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. This authorization replaced the previous authorization, which limited the number of shares we were authorized to repurchase.

(2)	Of the shares repurchased in the first quarter of 2016, 94,363 were related to tax withholdings on the vesting of RSUs.

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

10.1*	Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2016	LITHIA MOTORS, INC.

By: /s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

By: /s/ John F. North III
John F. North III
Vice President
(Principal Accounting Officer)