Form 10-Q
period 2016-06-30
LITHIA MOTORS INC
filed 2016-07-29
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number: 001-14733

LITHIA MOTORS, INC.
(Exact name of registrant as specified in its charter)

Oregon	93-0572810
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

150 N. Bartlett Street, Medford, Oregon	97501
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	23,401,321
Class B common stock without par value	1,762,231
(Class)	Outstanding at July 29, 2016

LITHIA MOTORS, INC.

FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$15,044	$45,008
Accounts receivable, net of allowance for doubtful accounts of $3,972 and $2,243	305,293	308,462
Inventories, net	1,582,274	1,470,987
Other current assets	38,192	54,408
Total Current Assets	1,940,803	1,878,865

Property and equipment, net of accumulated depreciation of $152,048 and $137,853	898,239	876,660
Goodwill	214,444	213,220
Franchise value	162,296	157,699
Other non-current assets	106,288	100,855
Total Assets	$3,322,070	$3,227,299

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$56,767	$48,083
Floor plan notes payable: non-trade	1,316,747	1,265,872
Current maturities of long-term debt	28,053	38,891
Trade payables	77,979	70,871
Accrued liabilities	184,160	167,108
Total Current Liabilities	1,663,706	1,590,825

Long-term debt, less current maturities	626,543	606,463
Deferred revenue	73,540	66,734
Deferred income taxes	54,647	53,129
Other long-term liabilities	86,173	81,984
Total Liabilities	2,504,609	2,399,135

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,416 and 23,676	168,950	258,410
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 1,762 and 2,542	219	316
Additional paid-in capital	37,230	38,822
Accumulated other comprehensive loss	—	(277)
Retained earnings	611,062	530,893
Total Stockholders' Equity	817,461	828,164
Total Liabilities and Stockholders' Equity	$3,322,070	$3,227,299

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
New vehicle	$1,209,037	$1,149,512	$2,305,092	$2,157,328
Used vehicle retail	553,647	488,801	1,086,373	951,732
Used vehicle wholesale	66,714	66,796	131,860	129,004
Finance and insurance	81,043	72,463	158,681	137,067
Service, body and parts	202,265	182,695	398,940	356,170
Fleet and other	20,633	36,680	35,254	54,824
Total revenues	2,133,339	1,996,947	4,116,200	3,786,125
Cost of sales:
New vehicle	1,136,175	1,080,170	2,165,464	2,026,212
Used vehicle retail	486,422	426,108	954,871	829,597
Used vehicle wholesale	65,228	65,390	128,544	125,437
Service, body and parts	103,666	91,946	204,222	180,982
Fleet and other	19,812	35,684	33,881	52,873
Total cost of sales	1,811,303	1,699,298	3,486,982	3,215,101
Gross profit	322,036	297,649	629,218	571,024
Asset impairments	3,498	6,130	6,996	10,260
Selling, general and administrative	215,526	195,610	434,632	387,228
Depreciation and amortization	12,503	10,287	24,166	20,013
Operating income	90,509	85,622	163,424	153,523
Floor plan interest expense	(6,209)	(4,655)	(12,118)	(9,304)
Other interest expense, net	(5,502)	(4,972)	(10,961)	(9,800)
Other expense, net	(1,495)	(356)	(3,021)	(724)
Income before income taxes	77,303	75,639	137,324	133,695
Income tax provision	(25,875)	(24,416)	(45,626)	(41,819)
Net income	$51,428	$51,223	$91,698	$91,876

Basic net income per share	$2.02	$1.95	$3.58	$3.49
Shares used in basic per share calculations	25,462	26,332	25,639	26,310

Diluted net income per share	$2.01	$1.93	$3.56	$3.47
Shares used in diluted per share calculations	25,534	26,496	25,754	26,509

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$51,428	$51,223	$91,698	$91,876
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $72, $94, $175 and $181, respectively	114	165	277	304
Comprehensive income	$51,542	$51,388	$91,975	$92,180

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$91,698	$91,876
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	6,996	10,260
Depreciation and amortization	24,166	20,013
Stock-based compensation	6,018	5,822
(Gain) loss on disposal of other assets	(4,512)	44
Gain on disposal of franchise	(1,102)	(5,919)
Deferred income taxes	5,704	(1,145)
Excess tax benefit from share-based payment arrangements	(4,384)	(4,865)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	6,564	7,570
Inventories	(114,052)	(122,660)
Other assets	5,688	(3,815)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	8,685	4,417
Trade payables	6,678	8,854
Accrued liabilities	17,595	7,717
Other long-term liabilities and deferred revenue	10,668	11,161
Net cash provided by operating activities	66,410	29,330

Cash flows from investing activities:
Capital expenditures	(43,247)	(48,008)
Proceeds from sales of assets	197	145
Cash paid for other investments	(16,690)	(15,222)
Cash paid for acquisitions, net of cash acquired	(18,807)	(87)
Proceeds from sales of stores	11,837	12,966
Net cash used in investing activities	(66,710)	(50,206)

Cash flows from financing activities:
Borrowings on floor plan notes payable, net: non-trade	58,622	35,685
Borrowings on lines of credit	487,623	557,394
Repayments on lines of credit	(468,955)	(602,818)
Principal payments on long-term debt, scheduled	(8,062)	(7,324)
Principal payments on long-term debt and capital leases, other	(2,303)	(9,189)
Proceeds from issuance of long-term debt	12,080	59,425
Proceeds from issuance of common stock	3,329	2,589
Repurchase of common stock	(104,858)	(16,773)
Excess tax benefit from share-based payment arrangements	4,384	4,865
Dividends paid	(11,524)	(9,482)
Net cash used in (provided by) financing activities	(29,664)	14,372
Decrease in cash and cash equivalents	(29,964)	(6,504)
Cash and cash equivalents at beginning of period	45,008	29,898
Cash and cash equivalents at end of period	$15,044	$23,394

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$24,960	$22,262
Cash paid during the period for income taxes, net	9,684	28,699

Supplemental schedule of non-cash activities:
Floor plan debt paid in connection with store disposals	$5,284	$4,400
Non-cash consideration given in connection with acquisitions	2,637	—

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed Consolidated Financial Statements contain unaudited information as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2015 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2015 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2015 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented. These reclassifications had no impact on previously reported net income.

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Contracts in transit	$159,069	$168,460
Trade receivables	38,524	33,749
Vehicle receivables	34,441	36,470
Manufacturer receivables	61,109	59,215
Auto loan receivables	54,412	42,490
Other receivables	3,001	3,033
	350,556	343,417
Less: Allowances	(3,972)	(2,243)
Less: Long-term portion of accounts receivable, net	(41,291)	(32,712)
Total accounts receivable, net	$305,293	$308,462

Accounts receivable classifications include the following:

•

Contracts in transit are receivables from various lenders for the financing of vehicles that we have arranged on behalf of the customer and are typically received approximately ten days after selling a vehicle.

•

Trade receivables are comprised of amounts due from customers for open charge accounts, lenders for the commissions earned on financing and others for commissions earned on service contracts and insurance products.

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventories, net, consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
New vehicles	$1,172,198	$1,113,613
Used vehicles	354,420	302,911
Parts and accessories	55,656	54,463
Total inventories	$1,582,274	$1,470,987

Note 4. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2014 ¹	$91,011	$79,601	$28,763	$199,375
Additions through acquisitions	6,892	5,029	2,170	14,091
Reduction related to divestiture	—	(246)	—	(246)
Balance as of December 31, 2015 ¹	97,903	84,384	30,933	213,220
Additions through acquisitions	966	1,283	193	2,442
Reduction related to divestiture	(1,218)	—	—	(1,218)
Balance as of June 30, 2016 ¹	$97,651	$85,667	$31,126	$214,444

1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.

The changes in the carrying amounts of franchise value are as follows (in thousands):

Franchise Value
Balance as of December 31, 2014	$150,892
Additions through acquisitions	6,843
Reduction related to divestiture	(36)
Balance as of December 31, 2015	157,699
Additions through acquisitions	5,115
Reduction related to divestiture	(518)
Balance as of June 30, 2016	$162,296

Note 5. Stockholders’ Equity

Repurchases of Class A Common Stock

Repurchases of our Class A Common Stock occurred under repurchase authorizations granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units ("RSUs").

In August 2011, our Board of Directors authorized the repurchase of up to 2 million shares of our Class A common stock and, on July 20, 2012, our Board of Directors authorized the repurchase of 1 million additional shares of our Class A common stock. Effective February 29, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. This authorization replaced the existing authorizations, increasing the total and establishing a maximum dollar rather than share amount.

Share repurchases under our authorizations were as follows:

	Repurchases Occurring in the Six Months Ended June 30, 2016		Cumulative Repurchases as of June 30, 2016
	Shares	Average Price	Shares	Average Price
2011 Share Repurchase Authorization	599,123	$79.21	2,327,636	$51.09
2016 Share Repurchase Authorization	622,225	$78.52	622,225	$78.52

As of June 30, 2016, we had $201.1 million available for repurchases pursuant to our 2016 share repurchase authorization.

In addition, during the first six months of 2016, we repurchased 94,363 shares at an average price of $90.48 per share, for a total of $8.5 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

Class B Common Stock Conversion

On March 2, 2016, Lithia Holding Company, L.L.C. (“Holding Company”), which is managed and controlled by Sidney B. DeBoer, our Chairman of the Board, notified us that it had converted 780,000 shares of our Class B Common Stock into shares of our Class A Common Stock and distributed them to certain members of Holding Company in redemption of their membership interests in Holding Company. At that time, this transaction decreased the voting power of Holding Company to 42.4% from 52.3%, but did not result in any person acquiring voting control over us.

Dividends

Dividends paid on our Class A and Class B common stock were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dividend amount per share	$0.25	$0.20	$0.45	$0.36
Total amount of dividend (in thousands)	6,373	5,266	11,524	9,482

See Note 13 for a discussion of a dividend related to our second quarter 2016 financial results.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Compensation expense	$252	$463	$532	$920
Discretionary contribution	$10	$153	$1,392	$2,249
Guaranteed annual return	5.25%	5.25%	5.25%	5.25%

As of June 30, 2016 and December 31, 2015, the balance due, comprised of both amounts participants elected to defer and discretionary contributions, was $20.1 million and $19.7 million, respectively, and was included as a component of accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets.

Assets to fund the obligations of the LTIP are held in a Rabbi Trust and must be used only for purposes of providing benefits under the plan, other than in an event of insolvency. The assets held by the Rabbi Trust are invested in corporate-owned life insurance. As of June 30, 2016 and December 31, 2015, the value of the assets held by the Rabbi trust were $21.0 million and $15.4 million, respectively, and are recorded as a component of other non-current assets in the Consolidated Balance Sheets.

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

There were no changes to our valuation techniques during the six-month period ended June 30, 2016.

Assets and Liabilities Measured at Fair Value

Following are the disclosures related to our assets that are measured at fair value (in thousands):

Fair Value at June 30, 2016	Level 1	Level 2	Level 3
Measured on a non-recurring basis:
Equity-method investment	$—	$—	$11,157

Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Measured on a non-recurring basis:
Equity-method investment	$—	$—	$22,284
Long-lived assets held and used:
Certain buildings and improvements	$—	$—	$6,559

Based on operating losses recognized by the equity-method investment, we determined that an impairment of our investment had occurred. Accordingly, we performed a fair value calculation for this investment and determined that a $7.0 million and a $8.3 million impairment, respectively, was required to be recorded as asset impairments in our Consolidated Statements of Operations for the six months ended June 30, 2016 and 2015, respectively. See Note 9.

Fair Value Disclosures for Financial Assets and Liabilities

We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of June 30, 2016, this debt had maturity dates between May 1, 2018 and October 1, 2034. A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	June 30, 2016	December 31, 2015
Carrying value	$281,886	$297,463
Fair value	286,628	296,961

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended June 30,	2016		2015
Basic EPS	Class A	Class B	Class A	Class B
Numerator:
Net income applicable to common stockholders	$47,869	$3,559	$46,239	$4,984
Distributed net income applicable to common stockholders	(5,932)	(441)	(4,754)	(512)
Basic undistributed net income applicable to common stockholders	$41,937	$3,118	$41,485	$4,472

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	23,700	1,762	23,770	2,562

Earnings per Share:
Basic net income per share applicable to common stockholders	$2.02	$2.02	$1.95	$1.95
Basic distributed net income per share applicable to common stockholders	(0.25)	(0.25)	(0.20)	(0.20)
Basic undistributed net income per share applicable to common stockholders	$1.77	$1.77	$1.75	$1.75

Three Months Ended June 30,	2016		2015
Diluted EPS	Class A	Class B	Class A	Class B
Numerator:
Distributed net income applicable to common stockholders	$5,932	$441	$4,754	$512
Reallocation of distributed net income as a result of conversion of dilutive stock options	1	(1)	3	(3)
Reallocation of distributed net income due to conversion of Class B to Class A common shares outstanding	440	—	509	—
Diluted distributed net income applicable to common stockholders	$6,373	$440	$5,266	$509

Undistributed net income applicable to common stockholders	$41,937	$3,118	$41,485	$4,472
Reallocation of undistributed net income as a result of conversion of dilutive stock options	9	(9)	28	(28)
Reallocation of undistributed net income due to conversion of Class B to Class A	3,109	—	4,444	—
Diluted undistributed net income from continuing operations applicable to common stockholders	$45,055	$3,109	$45,957	$4,444
Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	23,700	1,762	23,770	2,562
Weighted average number of shares from stock options	72	—	164	—
Conversion of Class B to Class A common shares outstanding	1,762	—	2,562	—
Weighted average number of shares outstanding used to calculate diluted net income per share	25,534	1,762	26,496	2,562

Earnings per Share:
Diluted net income per share applicable to common stockholders	$2.01	$2.01	$1.93	$1.93
Diluted distributed net income per share applicable to common stockholders	(0.25)	(0.25)	(0.20)	(0.20)
Diluted undistributed net income per share applicable to common stockholders	$1.76	$1.76	$1.73	$1.73

Three Months Ended June 30,	2016		2015
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	—	—	17	—

Six Months Ended June 30,	2016		2015
Basic EPS	Class A	Class B	Class A	Class B
Numerator:
Net income applicable to common stockholders	$84,445	$7,253	$82,929	$8,947
Distributed net income applicable to common stockholders	(10,612)	(912)	(8,559)	(923)
Basic undistributed net income applicable to common stockholders	$73,833	$6,341	$74,370	$8,024

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	23,611	2,028	23,748	2,562

Earnings per Share:
Basic net income per share applicable to common stockholders	$3.58	$3.58	$3.49	$3.49
Basic distributed net income per share applicable to common stockholders	(0.45)	(0.45)	(0.36)	(0.36)
Basic undistributed net income per share applicable to common stockholders	$3.13	$3.13	$3.13	$3.13

Six Months Ended June 30,	2016		2015
Diluted EPS	Class A	Class B	Class A	Class B
Numerator:
Distributed net income applicable to common stockholders	$10,612	$912	$8,559	$923
Reallocation of distributed net income as a result of conversion of dilutive stock options	5	(5)	7	(7)
Reallocation of distributed net income due to conversion of Class B to Class A common shares outstanding	907	—	916	—
Diluted distributed net income applicable to common stockholders	$11,524	$907	$9,482	$916

Undistributed net income applicable to common stockholders	$73,833	$6,341	$74,370	$8,024
Reallocation of undistributed net income as a result of conversion of dilutive stock options	28	(28)	61	(61)
Reallocation of undistributed net income due to conversion of Class B to Class A	6,313	—	7,963	—
Diluted undistributed net income applicable to common stockholders	$80,174	$6,313	$82,394	$7,963

Denominator:
Weighted average number of shares outstanding used to calculate basic net income per share	23,611	2,028	23,748	2,562
Weighted average number of shares from stock options	115	—	199	—
Conversion of Class B to Class A common shares outstanding	2,028	—	2,562	—
Weighted average number of shares outstanding used to calculate diluted net income per share	25,754	2,028	26,509	2,562

Earnings per Share:
Diluted net income per share applicable to common stockholders	$3.56	$3.56	$3.47	$3.47
Diluted distributed net income per share applicable to common stockholders	(0.45)	(0.45)	(0.36)	(0.36)
Diluted undistributed net income per share applicable to common stockholders	$3.11	$3.11	$3.11	$3.11

Six Months Ended June 30,	2016		2015
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	10	—	16	—

Note 9. Equity-Method Investment

In October 2014, we acquired a 99.9% membership interest in a limited liability company managed by U.S. Bancorp Community Development Corporation with an initial equity contribution of $4.1 million. We made additional equity contributions to the entity of $11.4 million in the first six months of 2016 and $22.8 million in the full year of 2015. We are obligated to make $49.8 million of total contributions in quarterly installments to the entity over a two-year period ending October 2016, of which $38.3 million in contributions have been made as of June 30, 2016.

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

The following amounts related to this equity-method investment were recorded in our Consolidated Balance Sheets (in thousands):

	June 30, 2016	December 31, 2015
Carrying value, recorded as a component of other non-current assets	$11,157	$22,284
Present value of obligation associated with future equity contributions, recorded as a component of accrued liabilities and other long-term liabilities	11,317	22,511

The following amounts related to this equity-method investment were recorded in our Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Asset impairments to write investment down to fair value	$3,498	$4,130	$6,996	$8,260
Our portion of the partnership’s operating losses	2,065	1,733	4,131	3,465
Non-cash interest expense related to the amortization of the discounted fair value of future equity contributions	62	183	154	394
Tax benefits and credits generated	6,837	7,652	12,782	14,902

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

Certain financial information on a segment basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Domestic	$826,709	$768,170	$1,595,611	$1,458,853
Import	934,018	855,305	1,799,761	1,615,385
Luxury	371,866	372,500	718,679	709,493
	2,132,593	1,995,975	4,114,051	3,783,731
Corporate and other	746	972	2,149	2,394
	$2,133,339	$1,996,947	$4,116,200	$3,786,125
Segment income*:
Domestic	$27,614	$31,320	$49,344	$58,613
Import	28,228	28,149	50,861	45,212
Luxury	9,398	10,801	13,633	17,446
	65,240	70,270	113,838	121,271
Corporate and other	31,563	20,984	61,634	42,961
Depreciation and amortization	(12,503)	(10,287)	(24,166)	(20,013)
Other interest expense	(5,502)	(4,972)	(10,961)	(9,800)
Other expense, net	(1,495)	(356)	(3,021)	(724)
Income before income taxes	$77,303	$75,639	$137,324	$133,695

  *Segment income for each of the segments is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Floor plan interest expense:
Domestic	$6,183	$4,920	$12,615	$9,642
Import	4,443	3,736	8,742	7,448
Luxury	2,650	2,308	5,308	4,370
	13,276	10,964	26,665	21,460
Corporate and other	(7,067)	(6,309)	(14,547)	(12,156)
	$6,209	$4,655	$12,118	$9,304

	June 30, 2016	December 31, 2015
Total assets:
Domestic	$1,018,942	$985,374
Import	825,692	725,011
Luxury	472,475	475,305
Corporate and other	1,004,961	1,041,609
	$3,322,070	$3,227,299

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

In Re Lithia Motors Derivative Litigation

On December 14, 2015, Shiva Y. Stein, a Lithia shareholder, filed derivative claims on behalf of Lithia against its Board of Directors, listing Lithia as a nominal defendant. The case, Stein v. DeBoer, et al., Case No. 15CV33696, is pending in the Circuit Court of the State of Oregon for Marion County. Ms. Stein’s claims relate to the adoption of a transition agreement between Lithia and Sidney B. DeBoer, as disclosed in a Current Report on Form 8-K filed September 16, 2015. Ms. Stein alleges that Lithia's directors breached their fiduciary duties of loyalty and due care, and wasted corporate assets, when they approved the agreement with Mr. DeBoer. Ms. Stein also alleges a claim against Sidney B. DeBoer, asserting that he has been unjustly enriched by the agreement. Ms. Stein is seeking relief in the amount of damages allegedly sustained by Lithia as a result of the alleged breaches of fiduciary duty and alleged corporate waste, disgorgement and imposition of a constructive trust on all property and profits Sidney B. DeBoer received as a result of the alleged wrongful conduct, and an award of the costs and disbursements of the lawsuit, including reasonable attorney fees, costs, and expenses. The Board and Mr. DeBoer filed Motions to Dismiss the Stein suit on February 26, 2016.

On February 12, 2016, Marty A. Jessos, a Lithia shareholder, also filed derivative claims on behalf of Lithia against its Board of Directors, listing Lithia as a nominal defendant. The case, Jessos v. DeBoer, et al., Case No. 16CV04181, was filed in the Circuit Court of the State of Oregon for Multnomah County. The Jessos suit involves the same subject matter and alleges substantially the same facts, claims, and causes of action as the Stein suit. On March 22, 2016, the Jessos suit was transferred to Marion County Circuit Court. On April 4, 2016, the parties filed a Stipulation and [Proposed] Order of Consolidation in the Stein suit to consolidate both Stein and Jessos under the Stein suit, Case No. 15CV33696. On April 4, 2016, the Court signed the consolidation order. The case is now known as In re Lithia Motors Derivative Litigation, Case No. 15CV33696. Plaintiffs filed their consolidated complaint on April 15, 2016.

On May 10, 2016, the Board filed its Motion to Dismiss the consolidated complaint. Mr. DeBoer filed his Motion to Dismiss on May 12, 2016. These Motions supersede the Motions filed in February, prior to the consolidation of the two cases. At this juncture, the parties have fully briefed the pending Motions. A hearing on the Motions to Dismiss the consolidated complaint will be held on Thursday, July 21, 2016.

California Wage and Hour Litigations

In June 2012 Mr. Robles and Mr. Laredo brought claims against DCH Tustin Acura (Robles vs. Tustin Motors, Inc., Case No. 30-2012-00579414, filed in the Superior Court of California, Orange County) alleging that the employer underpaid technicians in light of California Wage Order provisions that require an employer to pay at least two times the minimum wage for each hour worked if the employee is required to bring his or her own tools. The complaint was amended in late 2013 to include allegations that the employer failed to pay technicians for non-productive time and/or time spent performing tasks not compensated by the flat-rate compensation system; off-the-clock time worked; and wages due at termination. The amended complaint also alleged that the employer failed to provide technicians accurate and complete wage statements; and statutory meal and rest periods. Plaintiffs are now seeking relief on behalf of all employees at all DCH Auto Group dealerships in California. Plaintiffs also seek attorney fees and costs. These Plaintiffs (and several other former technicians in separate-but-partially-overlapping actions) also seek relief under California’s Private Attorney General Action (PAGA) provisions, which allow private plaintiffs to recover civil penalties on behalf of the State of California. DCH successfully compelled arbitration based on arbitration agreements between these claimants and the employer, although certain representative claims were excluded and stayed pending arbitration.

DCH and these claimants settled their individual claims in arbitration in 2015. In April 2016, DCH and plaintiffs agreed in principle to settle the representative claims, although this settlement has not yet been approved by either an independent arbitrator or the California courts as expressly contemplated by the parties and required by applicable law as a condition of the agreed release of claims. DCH Auto Group (USA) Limited must indemnify Lithia Motors, Inc. for losses related to this claim pursuant to the stock purchase agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited dated June 14, 2014. As a result, we believe the exposure related to this lawsuit, when considered in relation to the terms of the stock purchase agreement, is immaterial to our financial statements.

In August 2014 Ms. Holzer filed a complaint in the Central District of California (Holzer vs. DCH Auto Group (USA) Inc., Case No. BC558869) alleging that her employer, an affiliate of DCH Auto Group (USA) Inc., failed to provide vehicle finance and sales persons, service advisors, and other clerical and hourly workers accurate and complete wage statements; and statutory meal and rest periods. The complaint also alleges that the employer failed to pay these employees for off-the-clock time worked; and wages due at termination. Plaintiffs also seek attorney fees and costs. DCH has sought to compel arbitration based on Plaintiffs’ arbitration agreements. Plaintiffs (and several other employees in separate actions) are seeking relief under California’s PAGA provisions. DCH is defending itself against these claims, and DCH Auto Group (USA) Limited must indemnify Lithia Motors, Inc. for losses related to this claim pursuant to the stock purchase agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited dated June 14, 2014. As a result, we believe the exposure related to this lawsuit, when considered in relation to the terms of the stock purchase agreement, is not material.

Note 12. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) 2014-09, “Revenue from Contracts with Customers”, which amends the accounting guidance related to revenues. This amendment will replace most of the existing revenue recognition guidance when it becomes effective. The new standard, as amended in July 2015, is effective for fiscal years beginning after December 15, 2017 and entities are allowed to adopt the standard as early as annual periods beginning after December 15, 2016, and interim periods therein. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this amendment will have on our consolidated financial statements and related disclosures and believe the financial impact is not material. We have not yet selected a transition method.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory (Topic 330)”. ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out method by prescribing inventory be valued at the lower of cost and net realizable value. ASU 2015-11 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, "Leases". ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We are evaluating the effect this pronouncement will have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We are evaluating the effect this pronouncement will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method.

Note 13. Subsequent Events

Common Stock Dividend

On July 25, 2016, our Board of Directors approved a dividend of $0.25 per share on our Class A and Class B common stock related to our second quarter 2016 financial results. The dividend will total approximately $6.4 million and will be paid on August 26, 2016 to shareholders of record on August 12, 2016.

Credit Facility

On July 27, 2016, we amended our existing credit facility to increase the total financing commitment by $300 million to $2.05 billion and extend the maturity to July 2021. This syndicated credit facility is comprised of 18 financial institutions, including eight manufacturer-affiliated finance companies. Under our credit facility we are permitted to allocate the total financing commitment among floor plan financing for new vehicle inventory, floor plan financing for used vehicles (up to a maximum of $350 million) and revolving financing for general corporate purposes, including acquisitions and working capital (up to a maximum of $400 million). Our credit facility may be expanded to $2.4 billion total availability, subject to lender approval. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

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

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of July 29, 2016, we offered 31 brands of new vehicles and all brands of used vehicles in 139 stores in the United States and online at Lithia.com and DCHauto.com. We sell new and used cars and replacement parts, provide vehicle maintenance, warranty, paint and repair services, arrange related financing, and sell service contracts, vehicle protection products and credit insurance.

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

Results of Operations

For the three months ended June 30, 2016 and 2015, we reported net income of $51.4 million, or $2.01 per diluted share, and $51.2 million, or $1.93 per diluted share, respectively.

For the six months ended June 30, 2016 and 2015, we reported net income of $91.7 million, or $3.56 per diluted share, and $91.9 million, or $3.47 per diluted share, respectively.

Key Revenue and Gross Profit Metrics

Key performance metrics for revenue and gross profit were as follows (dollars in thousands):

Three Months Ended June 30, 2016	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,209,037	56.7%	$72,862	6.0%	22.6%
Used vehicle retail	553,647	26.0	67,225	12.1	20.9
Used vehicle wholesale	66,714	3.1	1,486	2.2	0.5
Finance and insurance(1)	81,043	3.8	81,043	100.0	25.2
Service, body and parts	202,265	9.5	98,599	48.7	30.6
Fleet and other	20,633	0.9	821	4.0	0.2
	$2,133,339	100.0%	$322,036	15.1%	100.0%

Three Months Ended June 30, 2015	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,149,512	57.6%	$69,342	6.0%	23.3%
Used vehicle retail	488,801	24.5	62,693	12.8	21.1
Used vehicle wholesale	66,796	3.3	1,406	2.1	0.5
Finance and insurance(1)	72,463	3.6	72,463	100.0	24.3
Service, body and parts	182,695	9.1	90,749	49.7	30.5
Fleet and other	36,680	1.9	996	2.7	0.3
	$1,996,947	100.0%	$297,649	14.9%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Six Months Ended June 30, 2016	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$2,305,092	56.0%	$139,628	6.1%	22.2%
Used vehicle retail	1,086,373	26.4	131,502	12.1	20.9
Used vehicle wholesale	131,860	3.2	3,316	2.5	0.5
Finance and insurance(1)	158,681	3.9	158,681	100.0	25.2
Service, body and parts	398,940	9.7	194,718	48.8	30.9
Fleet and other	35,254	0.8	1,373	3.9	0.3
	$4,116,200	100.0%	$629,218	15.3%	100.0%

Six Months Ended June 30, 2015	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$2,157,328	57.0%	$131,116	6.1%	23.0%
Used vehicle retail	951,732	25.1	122,135	12.8	21.4
Used vehicle wholesale	129,004	3.4	3,567	2.8	0.6
Finance and insurance(1)	137,067	3.6	137,067	100.0	24.0
Service, body and parts	356,170	9.4	175,188	49.2	30.7
Fleet and other	54,824	1.5	1,951	3.6	0.3
	$3,786,125	100.0%	$571,024	15.1%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

In the first six months of 2016, we acquired two stores and one franchise and, in the full year of 2015 we acquired six stores and opened one store. We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in May 2015 would be included in same store operating data beginning in June 2016, after its first full complete comparable month of operation. The second quarter operating results for the same store comparisons would include results for that store in only the period of June for both comparable periods.

New Vehicle Revenue and Gross Profit

	Three Months Ended June 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2016	2015	(Decrease)		(Decrease)
Reported
Revenue	$1,209,037	$1,149,512	$59,525		5.2%
Gross profit	$72,862	$69,342	$3,520		5.1
Gross margin	6.0%	6.0%	—	bp	(1)

Retail units sold	36,059	35,112	947		2.7
Average selling price per retail unit	$33,529	$32,738	$791		2.4
Average gross profit per retail unit	$2,021	$1,975	$46		2.3

Same store
Revenue	$1,172,249	$1,145,910	$26,339		2.3
Gross profit	$70,532	$69,178	$1,354		2.0
Gross margin	6.0%	6.0%	—	bp

Retail units sold	34,995	35,017	(22)		(0.1)
Average selling price per retail unit	$33,498	$32,724	$774		2.4
Average gross profit per retail unit	$2,015	$1,976	$39		2.0

(1)	A basis point is equal to 1/100th of one percent

	Six Months Ended June 30,
(Dollars in thousands, except per unit amounts)	2016	2015	Increase	% Increase
Reported
Revenue	$2,305,092	$2,157,328	$147,764	6.8%
Gross profit	$139,628	$131,116	$8,512	6.5
Gross margin	6.1%	6.1%	—

Retail units sold	68,808	65,735	3,073	4.7
Average selling price per retail unit	$33,500	$32,819	$681	2.1
Average gross profit per retail unit	$2,029	$1,995	$34	1.7

Same store
Revenue	$2,234,584	$2,146,678	$87,906	4.1
Gross profit	$135,350	$130,456	$4,894	3.8
Gross margin	6.1%	6.1%	—

Retail units sold	66,774	65,408	1,366	2.1
Average selling price per retail unit	$33,465	$32,820	$645	2.0
Average gross profit per retail unit	$2,027	$1,994	$33	1.7

New vehicle sales increased 5.2% and 6.8%, respectively, in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015, primarily driven by increases in volume related to acquisitions. On a same store basis, new vehicle sales increased 2.3% and 4.1%, respectively, in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015 as average selling prices increased.

Same store new vehicle unit sales decreased 0.1% and increased 2.1%, respectively, in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015. Our stores, on a same store basis, slightly out-performed the national new vehicle sales levels, which decreased 0.4% and increased 1.3%, respectively, in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015.

Same store unit sales increased (decreased) as follows:

	Three months ended June 30, 2016 compared to the same period of 2015	National growth in the three months ended June 30, 2016 compared to the same period of 2015 ¹	Six months ended June 30, 2016 compared to the same period of 2015	National growth in the six months ended June 30, 2016 compared to the same period of 2015 ¹
Domestic brand same store unit sales change	(1.8)%	(1.8)%	0.2%	1.4%
Import brand same store unit sales change	1.8	1.0	4.1	1.4
Luxury brand same store unit sales change	(3.9)	(0.2)	(1.4)	0.3
Overall	(0.1)	(0.4)	2.1	1.3

1 National auto unit sales and SAAR data obtained from Stephens Auto Unit Sales and SAAR report as of June 2016.

Our unit volume changes for the three- and six-month periods ended June 30, 2016 were slightly better than the overall national average, mainly driven by the out-performance of our import brand stores, but offset by under-performance in our luxury stores.

Our domestic brand unit volume change was in line with the national average for the three-month period and lagged the national average for the six-month period ended June 30, 2016. Our Chrysler and General Motors stores, which comprised 27.6% of our total new vehicle unit sales in the second quarter of 2016, had same store unit sales declines of 2.9% and 0.1%, respectively. The national average increased for Chrysler 4.3% and 6.4%, respectively, and decreased for General Motors 8.1% and 4.4%. respectively, for the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015.

The period-over-period volume declines for our luxury brand unit volume exceeded the national average in the 2016 periods compared to the 2015 periods. The decline was primarily associated with our Acura and Mercedes stores, which comprised 4.0% of our total new vehicle unit sales in the second quarter of 2016. These stores had same store unit sale declines of (11.3)% and (7.0)%, respectively, compared to a national franchise average unit sales declines of (0.1)% and (0.5)%, respectively, for the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015.

An increase in average selling prices of 2.4% and 2.0%, respectively, in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015, contributed to the overall increase in same store new vehicle revenue. All three categories of new vehicles experienced increased average selling prices.

New vehicle gross profit increased 5.1% and 6.5%, respectively, in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015. On a same store basis, new vehicle gross profit increased by 2.0% and 3.8%, respectively, in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015. We increased the average gross profit per unit $39 and $33, respectively, in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015.

Used Vehicle Retail Revenue and Gross Profit

	Three Months Ended June 30,		Increase		% Increase
	2016	2015	(Decrease)		(Decrease)
(Dollars in thousands, except per unit amounts)
Reported
Retail revenue	$553,647	$488,801	$64,846		13.3%
Retail gross profit	$67,225	$62,693	$4,532		7.2
Retail gross margin	12.1%	12.8%	(70	)bp

Retail units sold	27,716	24,689	3,027		12.3
Average selling price per retail unit	$19,976	$19,798	$178		0.9
Average gross profit per retail unit	$2,425	$2,539	$(114)		(4.5)

Same store
Retail revenue	$536,454	$486,600	$49,854		10.2
Retail gross profit	$65,169	$62,584	$2,585		4.1
Retail gross margin	12.1%	12.9%	(80	)bp

Retail units sold	26,778	24,568	2,210		9.0
Average selling price per retail unit	$20,033	$19,806	$227		1.1
Average gross profit per retail unit	$2,434	$2,547	$(113)		(4.4)

(Dollars in thousands, except per unit amounts)	Six Months Ended June 30,		Increase		% Increase
Reported	2016	2015	(Decrease)		(Decrease)
Retail revenue	$1,086,373	$951,732	$134,641		14.1%
Retail gross profit	$131,502	$122,135	$9,367		7.7
Retail gross margin	12.1%	12.8%	(70	)bp

Retail units sold	55,147	48,893	6,254		12.8
Average selling price per retail unit	$19,700	$19,466	$234		1.2
Average gross profit per retail unit	$2,385	$2,498	$(113)		(4.5)

Same store
Retail revenue	$1,052,731	$945,792	$106,939		11.3
Retail gross profit	$127,712	$121,610	$6,102		5.0
Retail gross margin	12.1%	12.9%	(80	)bp

Retail units sold	53,309	48,540	4,769		9.8
Average selling price per retail unit	$19,748	$19,485	$263		1.3
Average gross profit per retail unit	$2,396	$2,505	$(109)		(4.4)

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

Same store sales increased in all three categories of used vehicles as follows:

	Three months ended June 30, 2016 compared to the same period of 2015	Six months ended June 30, 2016 compared to the same period of 2015
Certified pre-owned vehicles	10.8%	13.2%
Core vehicles	11.4	11.7
Value autos	2.0	2.2
Overall	9.0	9.8

The increases in same store sales were mainly a result of increased unit sales and a slight increase in average selling prices. We continue to see a mix shift towards certified pre-owned and core vehicle sales as the supply of late-model, off-lease vehicles increases. This increase was driven by increased new vehicle leasing and an overall increase in vehicle sales levels over the past 6 years. Because the average new lease is approximately 30 months, the supply of late model used vehicles has increased.

On an annualized average, as of June 30, 2016 and 2015, each of our stores sold 64 and 59 retail used vehicle units, respectively, per month. We continue to target increasing sales to 75 units per store per month, or approximately a 15% increase in units sold.

Used retail vehicle gross profit increased 7.2% and 7.7%, respectively, in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015. On a same store basis, gross profit increased 4.1% and 5.0%, respectively, in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015, driven by volume growth, partially offset by decreases in the average gross profit per unit sold.

Similar to new vehicle sales, we focus on gross profit dollars earned per unit, not on gross margin, in evaluating our sales performance. Gross profit per unit decreased in all three categories of used vehicles in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015 as our stores focused on gaining incremental sales volume. This volume-based strategy creates the ability to generate incremental future business through used vehicle trade-in opportunities, finance and insurance sales and service work.

Used Vehicle Wholesale Revenue and Gross Profit

(Dollars in thousands, except per unit amounts)	Three Months Ended June 30,		Increase		% Increase
Reported	2016	2015	(Decrease)		(Decrease)
Wholesale revenue	$66,714	$66,796	$(82)		(0.1)%
Wholesale gross profit	$1,486	$1,406	$80		5.7
Wholesale gross margin	2.2%	2.1%	10	bp

Wholesale units sold	9,774	9,439	335		3.5
Average selling price per wholesale unit	$6,826	$7,077	$(251)		(3.5)
Average gross profit per retail unit	$152	$149	$3		2.0

Same store
Wholesale revenue	$64,900	$66,356	$(1,456)		(2.2)
Wholesale gross profit	$1,452	$1,455	$(3)		(0.2)
Wholesale gross margin	2.2%	2.2%	—	bp

Wholesale units sold	9,429	9,390	39		0.4
Average selling price per wholesale unit	$6,883	$7,067	$(184)		(2.6)
Average gross profit per retail unit	$154	$155	$(1)		(0.6)

	Six Months Ended June 30,		Increase		% Increase
Reported	2016	2015	(Decrease)		(Decrease)
Wholesale revenue	$131,860	$129,004	$2,856		2.2%
Wholesale gross profit	$3,316	$3,567	$(251)		(7.0)
Wholesale gross margin	2.5%	2.8%	(30	)bp

Wholesale units sold	19,287	18,583	704		3.8
Average selling price per wholesale unit	$6,837	$6,942	$(105)		(1.5)
Average gross profit per retail unit	$172	$192	$(20)		(10.4)

Same store
Wholesale revenue	$128,705	$128,305	$400		0.3
Wholesale gross profit	$3,207	$3,677	$(470)		(12.8)
Wholesale gross margin	2.5%	2.9%	(40	)bp

Wholesale units sold	18,684	18,453	231		1.3
Average selling price per wholesale unit	$6,889	$6,953	$(64)		(0.9)
Average gross profit per retail unit	$172	$199	$(27)		(13.6)

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended June 30,
(Dollars in thousands, except per unit amounts)	2016	2015	Increase	% Increase
Reported
Revenue	$81,043	$72,463	$8,580	11.8%
Average finance and insurance per retail unit	$1,271	$1,212	$59	4.9%

Same store
Revenue	$78,634	$72,284	$6,350	8.8%
Average finance and insurance per retail unit	$1,273	$1,213	$60	4.9%

	Six Months Ended June 30,
(Dollars in thousands, except per unit amounts)	2016	2015	Increase	% Increase
Reported
Revenue	$158,681	$137,067	$21,614	15.8%
Average finance and insurance per retail unit	$1,280	$1,196	$84	7.0%

Same store
Revenue	$153,999	$136,490	$17,509	12.8%
Average finance and insurance per retail unit	$1,282	$1,198	$84	7.0%

The increases in finance and insurance revenue in the three- and six-month periods ended June 30, 2016, both as reported and on a same store basis, were primarily due to higher unit volumes and increases in the average finance and insurance amount per retail unit. On a same store basis, our finance and insurance revenues per retail unit increased $60 and $84, respectively, in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015, as both pricing and penetration rates improved.

Trends in penetration rates for total new and used retail vehicles sold are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Finance and insurance	78%	75%	78%	75%
Service contracts	44	42	43	42
Lifetime lube, oil and filter contracts	27	25	27	25

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

On a same store basis, the distribution by credit score for the customers we arranged financing for was as follows:

				Three Months Ended June 30,		Six Months Ended June 30,
				2016	2015	2016	2015
	FICO Score Range
Prime	680	and	above	71.6%	69.5%	69.9%	68.9%
Non-prime	620	-	679	17.5	18.6	17.8	18.8
Sub-prime	619	or	less	10.9	11.9	12.3	12.3

Our distribution of customers by credit score was consistent for the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015. We also did not see any material change in approval rates or finance charge backs within any credit tier in the three- or six-month periods ended June 30, 2016 compared to the same periods in 2015.

Service, Body and Parts Revenue and Gross Profit

	Three Months Ended June 30,		Increase
(Dollars in thousands)	2016	2015	(Decrease)		% Increase
Reported
Customer pay	$113,835	$104,354	$9,481		9.1%
Warranty	46,928	39,996	6,932		17.3
Wholesale parts	28,412	27,012	1,400		5.2
Body shop	13,090	11,333	1,757		15.5
Total service, body and parts	$202,265	$182,695	$19,570		10.7%

Service, body and parts gross profit	$98,599	$90,749	$7,850		8.7%
Service, body and parts gross margin	48.7%	49.7%	(100	)bp

Same store
Customer pay	$110,134	$103,682	$6,452		6.2%
Warranty	45,112	39,751	5,361		13.5
Wholesale parts	27,137	26,954	183		0.7
Body shop	12,781	11,333	1,448		12.8
Total service, body and parts	$195,164	$181,720	$13,444		7.4%

Service, body and parts gross profit	$95,330	$90,266	$5,064		5.6%
Service, body and parts gross margin	48.8%	49.7%	(90	)bp

	Six Months Ended June 30,		Increase		% Increase
(Dollars in thousands)	2016	2015	(Decrease)		(Decrease)
Reported
Customer pay	$220,725	$201,323	$19,402		9.6%
Warranty	92,544	77,367	15,177		19.6
Wholesale parts	58,167	54,603	3,564		6.5
Body shop	27,504	22,877	4,627		20.2
Total service, body and parts	$398,940	$356,170	$42,770		12.0%

Service, body and parts gross profit	$194,718	$175,188	$19,530		11.1%
Service, body and parts gross margin	48.8%	49.2%	(40	)bp

Same store
Customer pay	$213,460	$199,763	$13,697		6.9%
Warranty	89,178	76,760	12,418		16.2
Wholesale parts	55,578	54,436	1,142		2.1
Body shop	26,916	22,877	4,039		17.7
Total service, body and parts	$385,132	$353,836	$31,296		8.8%

Service, body and parts gross profit	$188,286	$174,015	$14,271		8.2%
Service, body and parts gross margin	48.9%	49.2%	(30	)bp

Our service, body and parts sales grew in all areas in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015. There are more late-model units in operation as new vehicle sales volumes have been increasing since 2010. We believe this increase in units in operation will continue to benefit our service, body and parts sales in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. We increased our same store customer pay business 6.2% and 6.9%, respectively, in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015.

Same store warranty sales increased 13.5% and 16.2%, respectively, in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015, primarily due to significant recalls across multiple manufacturers. A recent report by Kelley Blue Book estimated that 1 in 8 vehicles nationwide are impacted by the Takata air bag recall. The significant number of recalls combined with a growing number of units in operation continues to drive warranty sales.

The increase (decrease) in same-store warranty work by segment was as follows:

	Three months ended June 30, 2016 compared to the same period of 2015	Six months ended June 30, 2016 compared to the same period of 2015
Domestic	12.9%	17.1%
Import	34.7	36.2
Luxury	(11.3)	(8.3)

Same store wholesale parts increased 0.7% and 2.1%, respectively, in the three- and six-month peirods ended June 30, 2016 compared to the same periods of 2015. We target independent repair shops, competing new vehicle dealers and wholesale accounts to expand parts sales to other repair shops.

Same store body shop increased 12.8% and 17.7%, respectively, in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015. Our stores have increased production through calculated adjustments to optimize personnel and equipment. Additionally, several of our body shops were in locations which experienced increased precipitation compared to the 2015 winter season and had increased volume.

Same store service, body and parts gross profit increased 5.6% and 8.2%, respectively, in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015, which is in line with our revenue growth offset by slight decreases in our gross margins. The decreases in gross margins were related to mix shifts within our customer pay and warranty sales between labor and parts as we experienced a higher growth rate in parts compared to labor.

Segments

Certain financial information by segment is as follows:

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenues:
Domestic	$826,709	$768,170	$58,539	7.6%
Import	934,018	855,305	78,713	9.2
Luxury	371,866	372,500	(634)	(0.2)
	2,132,593	1,995,975	136,618	6.8
Corporate and other	746	972	(226)	(23.3)
	$2,133,339	$1,996,947	$136,392	6.8%

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenues:
Domestic	$1,595,611	$1,458,853	$136,758	9.4%
Import	1,799,761	1,615,385	184,376	11.4
Luxury	718,679	709,493	9,186	1.3
	4,114,051	3,783,731	330,320	8.7
Corporate and other	2,149	2,394	(245)	(10.2)
	$4,116,200	$3,786,125	$330,075	8.7%

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Segment income*:
Domestic	$27,614	$31,320	$(3,706)	(11.8)%
Import	28,228	28,149	79	0.3
Luxury	9,398	10,801	(1,403)	(13.0)
	65,240	70,270	(5,030)	(7.2)
Corporate and other	31,563	20,984	10,579	50.4
Depreciation and amortization	(12,503)	(10,287)	2,216	21.5
Other interest expense	(5,502)	(4,972)	530	10.7
Other (expense) income, net	(1,495)	(356)	1,139	NM
Income before income taxes	$77,303	$75,639	$1,664	2.2%

NM – not meaningful

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Segment income*:
Domestic	$49,344	$58,613	$(9,269)	(15.8)%
Import	50,861	45,212	5,649	12.5
Luxury	13,633	17,446	(3,813)	(21.9)
	113,838	121,271	(7,433)	(6.1)
Corporate and other	61,634	42,961	18,673	43.5
Depreciation and amortization	(24,166)	(20,013)	4,153	20.8
Other interest expense	(10,961)	(9,800)	1,161	11.8
Other expense, net	(3,021)	(724)	2,297	NM
Income before income taxes	$137,324	$133,695	$3,629	2.7%

NM – Not meaningful.

*Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.

	Three Months Ended June 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Retail new vehicle unit sales:
Domestic	11,634	11,479	155	1.4%
Import	20,158	19,351	807	4.2
Luxury	4,317	4,330	(13)	(0.3)
	36,109	35,160	949	2.7
Allocated to management	(50)	(48)	2	NM
	36,059	35,112	947	2.7%

	Six Months Ended June 30,
	2016	2015	Increase	% Increase
Retail new vehicle unit sales:
Domestic	22,283	21,491	792	3.7%
Import	38,272	36,156	2,116	5.9
Luxury	8,380	8,195	185	2.3
	68,935	65,842	3,093	4.7
Allocated to management	(127)	(107)	20	NM
	68,808	65,735	3,073	4.7%

NM – Not meaningful.

Domestic

A summary of financial information for our Domestic segment follows:

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$826,709	$768,170	$58,539	7.6%
Segment income	$27,614	$31,320	$(3,706)	(11.8)
Retail new vehicle unit sales	11,634	11,479	155	1.4

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$1,595,611	$1,458,853	$136,758	9.4%
Segment income	$49,344	$58,613	$(9,269)	(15.8)
Retail new vehicle unit sales	22,283	21,491	792	3.7

Our Domestic segment revenue increased 7.6% in the three-month period ended June 30, 2016 compared to the same period of 2015. This increase is a result of increases in retail new and used vehicle sales, an increase in finance and insurance as a function of greater retail vehicle unit volume and improved service, body and parts sales.

Our Domestic segment income decreased 11.8% in the three-month period ended June 30, 2016 compared to the same period of 2015. There were two primary factors causing the decline. Our gross profit grew only 5.9% for our Domestic segment, lagging behind our revenue growth. Additionally, SG&A expenses increased mainly related to personnel cost and increased headcount. Increased floor plan interest related to higher inventory levels further impacted our Domestic segment income.

Similar to our Domestic segment performance in the second quarter of 2016, our Domestic segment revenue in the first six months of 2016 compared to the same period of 2015 increased 9.4% while our Domestic segment income decreased 15.8%. Gross profit for the Domestic segment increased 6.4%, which lagged the 9.4% growth in revenue, primarily due to lower total gross profit in both new and used retail vehicle sales compared to the same period of 2015. Additionally, SG&A expense increased by 13.5% and floor plan interest increased 30.8%.

Import

A summary of financial information for our Import segment follows:

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Revenue	$934,018	$855,305	$78,713	9.2%
Segment income	$28,228	$28,149	$79	0.3
Retail new vehicle unit sales	20,158	19,351	807	4.2

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Revenue	$1,799,761	$1,615,385	$184,376	11.4%
Segment income	$50,861	$45,212	$5,649	12.5
Retail new vehicle unit sales	38,272	36,156	2,116	5.9

Our Import segment increased revenues by 9.2% in the three-month period ended June 30, 2016 compared to the same period of 2015 due to increases in new vehicle, used vehicle retail, finance and insurance and service body and parts sales.

Segment income for our Import segment increased 0.3% in the three-month period ended June 30, 2016 compared to the same period of 2015. While gross profit margins were consistent, our growth within SG&A expense and floor plan interest for our Import segment offset the gross profit growth, resulting in unchanged profitability. During the second quarter of 2016, our Import segment increased personnel cost and advertising spend as we focused on increasing market share. Additionally, increased floor plan interest impacted incremental profitability.

The 11.4% increase in our Import segment revenue in the first six months of 2016 compared to the same period of 2015 was primarily a result of increases in new vehicle, used vehicle retail, finance and insurance and service body and parts sales.

Our Import segment income increased 12.5% in the first six months of 2016 compared to the same period of 2015. This growth exceeded the growth in revenue as we continue to integrate our DCH stores and they begin to perform at a profitability level consistent with our other existing import stores. Import segment income, as a percentage of revenue, was 2.8% for the first six months of 2016, consistent with the same period of 2015.

Luxury

A summary of financial information for our Luxury segment follows:

	Three Months Ended June 30,			%
(Dollars in thousands)	2016	2015	Decrease	Decrease
Revenue	$371,866	$372,500	$(634)	(0.2)%
Segment income	$9,398	$10,801	$(1,403)	(13.0)
Retail new vehicle unit sales	4,317	4,330	(13)	(0.3)

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$718,679	$709,493	$9,186	1.3%
Segment income	$13,633	$17,446	$(3,813)	(21.9)
Retail new vehicle unit sales	8,380	8,195	185	2.3

Revenues were essentially flat for the three months ended June 30, 2016 compared to the same period of 2015 for our Luxury segment as increases in used retail vehicles sales were offset by lower fleet sales.

Our Luxury segment income decreased 13.0% for the three months ended June 30, 2016 compared to the same period of 2015 primarily due to increased personnel cost compared to the prior year. Additionally, increased floor plan interest from higher inventory levels contributed to the decrease in segment income.

Our luxury segment revenue increased 1.3% in the first six months of 2016 compared to the same period of 2015, primarily due to increases in retail new and used unit sales, increases in new and used vehicle selling prices, an increase in finance and insurance as a function of greater retail vehicle unit volume and improved service, body and parts sales. New vehicle unit sales growth of 2.3% was the primary driver of the revenue increase, partially offset by a decrease in wholesale vehicle revenues and fleet and other revenues.

Our luxury segment income decreased 21.9% in the first six months of 2016 compared to the same period of 2015, as increased expenses in all areas of SG&A and increased floor plan interest associated with higher inventory levels exceeded the increase in total gross profit.

Corporate and Other

Revenues attributable to Corporate and other include the results of operations of our stand-alone body shop offset by certain unallocated reserve and elimination adjustments related to vehicle sales.

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$746	$972	$(226)	(23.3)%
Segment income	$31,563	$20,984	$10,579	50.4

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$2,149	$2,394	$(245)	(10.2)%
Segment income	$61,634	$42,961	$18,673	43.5

The decrease in Corporate and other revenue in the first six months of 2016 compared to the same period of 2015, was primarily related to changes to certain reserves that are not specifically identified with our domestic, import or luxury segment revenue, such as our reserve for revenue reversals associated with subsequently unwound vehicle sales and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores.

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

The increases of $10.6 million and $18.7 million, respectively, in Corporate and other segment income for the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015 were primarily related to insurance activity and changes to insurance reserves and increases in internal corporate expense allocations for the capital burden of higher inventory levels.

Asset Impairments

Asset impairments recorded as a component of operations consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2016	2015	2016	2015
Equity-method investment	$3,498	$4,130	$6,996	$8,260
Long-lived assets	—	2,000	—	2,000
	$3,498	$6,130	$6,996	$10,260

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

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Personnel	$144,530	$134,003	$10,527	7.9%
Advertising	19,784	16,806	2,978	17.7
Rent	6,944	5,694	1,250	22.0
Facility costs	10,373	8,459	1,914	22.6
Other	33,895	30,648	3,247	10.6
Total SG&A	$215,526	$195,610	$19,916	10.2%

	Three Months Ended June 30,		Increase
As a % of gross profit	2016	2015	(Decrease)
Personnel	44.9%	45.0%	(10	)bp
Advertising	6.1	5.6	50
Rent	2.2	1.9	30
Facility costs	3.2	2.8	40
Other	10.5	10.4	10
Total SG&A	66.9%	65.7%	120

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Personnel	$293,254	$267,017	$26,237	9.8%
Advertising	39,119	32,150	6,969	21.7
Rent	13,346	11,614	1,732	14.9
Facility costs	18,432	16,804	1,628	9.7
Other	70,481	59,643	10,838	18.2
Total SG&A	$434,632	$387,228	$47,404	12.2%

	Six Months Ended June 30,		Increase
As a % of gross profit	2016	2015	(Decrease)
Personnel	46.6%	46.8%	(20	)bp
Advertising	6.2%	5.6%	60
Rent	2.1%	2.0%	10
Facility costs	2.9%	2.9%	—
Other	11.3%	10.5%	80
Total SG&A	69.1%	67.8%	130

SG&A expense increased 10.2% in the three-month period ended June 30, 2016 compared to the same period of 2015. This increase was primarily driven by increased variable cost associated with increased sales volume and store count. Losses associated with hail storms also increased costs in 2016 by $1.7 million. SG&A expense for the second quarter of 2015 was reduced by $2.5 million related to a gain associated with the sale of one store.

The 12.2% increase in SG&A in the six-month period ended June 30, 2016 compared to the same period of 2015 was primarily driven by increased variable cost associated with increased sales volume and store count. Losses associated with reserve adjustments for hail storms, legal claims and our allowance for doubtful accounts, totaling $5.8 million, contributed to the increase in SG&A expense. These costs were partially offset by a gain of $1.1 million on the sale of one store. SG&A expense for the comparable 2015 period included a gain of $5.9 million associated with the sale of two stores.

SG&A expense adjusted for non-core charges was as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Personnel	$144,530	$134,003	$10,527	7.9%
Advertising	19,783	16,805	2,978	17.7
Rent	6,944	5,694	1,250	22.0
Adjusted facility costs	10,373	11,028	(655)	(5.9)
Adjusted other	33,896	30,650	3,246	10.6
Adjusted total SG&A	$215,526	$198,180	$17,346	8.8%

	Three Months Ended June 30,		Increase
As a % of gross profit	2016	2015	(Decrease)
Personnel	44.9%	45.0%	(10	)bp
Advertising	6.1%	5.6%	50
Rent	2.2%	1.9%	30
Adjusted facility costs	3.2%	3.7%	(50)
Adjusted other	10.5%	10.4%	10
Adjusted total SG&A	66.9%	66.6%	30	bp

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Personnel	$293,254	$267,017	$26,237	9.8%
Advertising	39,119	32,150	6,969	21.7%
Rent	13,346	11,614	1,732	14.9%
Adjusted facility costs	19,519	22,723	(3,204)	(14.1)%
Adjusted other	68,575	59,643	8,932	15.0%
Adjusted total SG&A	$433,813	$393,147	$40,666	10.3%

	Six Months Ended June 30,		Increase
As a % of gross profit	2016	2015	(Decrease)
Personnel	46.6%	46.8%	(20	)bp
Advertising	6.2%	5.6%	60
Rent	2.1%	2.0%	10
Adjusted facility costs	3.1%	4.0%	(90)
Adjusted other	10.9%	10.4%	50
Adjusted total SG&A	68.9%	68.8%	10

See “Non-GAAP Reconciliations” for more details.

Adjusted SG&A as a percentage of gross profit in the three and six-month period ended June 30, 2016 increased 30 basis points and 10 basis points, respectively, compared to the same periods of 2015. These increases were primarily due to increased advertising spend, as well as losses associated with reserve adjustments for hail storms, legal claims and our allowance for doubtful accounts.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Depreciation and amortization	$12,503	$10,287	$2,216	21.5%

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Depreciation and amortization	$24,166	$20,013	$4,153	20.8%

The increases in depreciation and amortization in the three and six-month periods ended June 30, 2016 compared to the same periods of 2015 were primarily due to capital expenditures that occurred since June 30, 2015. We purchased previously leased facilities, built new facilities for open points, expanded and improved facilities subsequent to the acquisition of the stores, invested in improvements at our facilities and replaced equipment. These investments increase the amount of depreciable assets and amortizable expenses. In the full year of 2015 and the first six months of 2016, we had capital expenditures of $83.2 million and $43.2 million, respectively.

Operating Income

Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating margin	4.2%	4.3%	4.0%	4.1%
Operating margin adjusted for non-core charges(1)	4.4%	4.5%	4.2%	4.2%

(1) See “Non-GAAP Reconciliations” for more details.

In the second quarter of 2016, our operating margin decreased by 10 basis points compared to the same period of 2015 as increases in personnel cost and advertising outpaced our gross profit growth. Adjusting for non-core charges, operating margin decreased 10 basis points as well. We continue to focus on cost control, which allows us to leverage our cost structure in an environment of improving sales.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense increased $1.6 million and $2.8 million in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015 primarily as a result of increased average outstanding balances on our floor plan facilities.

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

The following table details the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended June 30,			%
(Dollars in thousands)	2016	2015	Change	Change
Floor plan interest expense (new vehicles)	$6,209	$4,655	$1,554	33.4%
Floor plan assistance (included as an offset to cost of sales)	(11,270)	(10,548)	(722)	6.8
Net new vehicle carrying costs	$(5,061)	$(5,893)	832	(14.1)%

	Six Months Ended June 30,			%
(Dollars in thousands)	2016	2015	Change	Change
Floor plan interest expense (new vehicles)	$12,118	$9,304	$2,814	30.2%
Floor plan assistance (included as an offset to cost of sales)	(21,570)	(19,675)	(1,895)	9.6
Net new vehicle carrying costs	$(9,452)	$(10,371)	919	(8.9)%

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Mortgage interest	$3,699	$3,340	$359	10.7
Other interest	1,931	1,727	204	11.8
Capitalized interest	(128)	(95)	33	34.7
Total other interest expense	$5,502	$4,972	$530	10.7%

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Mortgage interest	$7,247	$6,356	$891	14.0%
Other interest	3,950	3,616	334	9.2
Capitalized interest	(236)	(172)	64	37.2
Total other interest expense	$10,961	$9,800	$1,161	11.8%

The increases of $0.5 million and $1.2 million, respectively, in other interest expense in the three- and six-month periods ended June 30, 2016 compared to the same periods of 2015 were primarily due to higher volumes of borrowing on our credit facility and higher mortgage interest due to additional mortgage financings, partially offset by increased capitalized interest.

Other Expense, Net

Other expense, net primarily includes the gains and losses related to equity-method investments.

	Three Months Ended June 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Other Expense, net	$1,495	$356	$1,139	319.9%

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Other Expense, net	$3,021	$724	$2,297	317.3%

Income Tax Provision

Our effective income tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Effective income tax rate	33.5%	32.3%	33.2%	31.3%
Effective income tax rate excluding tax credits generated through our equity-method investment and other non-core items(1)	39.5%	39.0%	39.3%	39.0%

(1) See “Non-GAAP Reconciliations” for more details.

Our effective income tax rate was 33.5%, 32.3%, 33.2% and 31.3% respectively for the three- and six-month periods ended June 30, 2016 and 2015. These rates were positively affected by new markets tax credits that are generated through our equity-method investment with U.S. Bancorp Community Development Corporation.

Excluding the tax credits generated by our equity-method investment and adjusting for other non-core items, our effective tax rate would have been 39.5%, 39.0%, 39.3% and 39.0%, respectively, for the three- and six-month periods ended June 30, 2016 and 2015.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations:

	Three Months Ended June 30, 2016
(Dollars in Thousands, Except per Share Amounts)	As reported	Equity- method investment	Adjusted
Asset impairment	$3,498	$(3,498)	$—
Selling, general and administrative	215,526	—	215,526
Operating income	90,509	3,498	94,007
Other (expense) income	(1,495)	2,065	570

Income before income taxes	$77,303	$5,563	$82,866
Income tax provision	(25,875)	(6,837)	(32,712)
Net income (loss)	$51,428	$(1,274)	$50,154

Diluted net income (loss) per share	$2.01	$(0.05)	$1.96
Diluted share count	25,534

	Three Months Ended June 30, 2015
(Dollars in thousands, except per share amounts)	As reported	Disposal gain on sale of stores	Asset impairment	Equity- method investment	Adjusted
Asset impairment	$6,130	$—	$(2,000)	$(4,130)	$—
Selling, general and administrative	195,610	2,570	—	—	198,180
Operating income	85,622	(2,570)	2,000	4,130	89,182
Other (expense) income	(356)	—	—	1,733	1,377

Income (loss) before income taxes	$75,639	$(2,570)	$2,000	$5,863	$80,932
Income tax (provision) benefit	(24,416)	1,305	(780)	(7,652)	(31,543)
Net income (loss)	$51,223	$(1,265)	$1,220	$(1,789)	$49,389

Diluted net income (loss) per share	$1.93	$(0.05)	$0.05	$(0.07)	$1.86
Diluted share count	26,496

	Six Months Ended June 30, 2016
(Dollars in thousands, except per share amounts)	As reported	Disposal gain on sale of store	Equity- method investment	Legal reserve adjustment	Adjusted
Asset impairment	$6,996	$—	$(6,996)	$—	$—
Selling, general and administrative	434,632	1,087	—	(1,906)	433,813
Operating income	163,424	(1,087)	6,996	1,906	171,239
Other (expense) income, net	(3,021)	—	4,131	—	1,110

Income (loss) before income taxes	$137,324	$(1,087)	$11,127	$1,906	$149,270
Income tax (provision) benefit	(45,626)	426	(12,782)	(747)	(58,729)
Net income (loss)	$91,698	$(661)	$(1,655)	$1,159	$90,541

Diluted net income (loss) per share	$3.56	$(0.03)	$(0.06)	$0.05	$3.52
Diluted share count	25,754

	Six Months Ended June 30, 2015
(Dollars in thousands, except per share amounts)	As reported	Disposal gain on sale of stores	Asset impairment	Equity- method investment	Adjusted
Asset impairment	$10,260	$—	$(2,000)	$(8,260)	$—
Selling, general and administrative	387,228	5,919	—	—	393,147
Income (loss) from operations	153,523	(5,919)	2,000	8,260	157,864
Other (expense) income, net	(724)	—	—	3,465	2,741

Income (loss) before income taxes	$133,695	$(5,919)	$2,000	$11,725	$141,501
Income tax (provision) benefit	(41,819)	2,309	(780)	(14,902)	(55,192)
Net income (loss)	$91,876	$(3,610)	$1,220	$(3,177)	$86,309

Diluted net income (loss) per share	$3.47	$(0.14)	$0.05	$(0.12)	$3.26
Diluted share count	26,509

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

Available Sources

Below is a summary of our immediately available funds:

	As of June 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Cash and cash equivalents	$15,044	$23,394	$(8,350)	(35.7)%
Available credit on the credit facilities	134,608	164,058	(29,450)	(18.0)
Total current available funds	149,652	187,452	(37,800)	(20.2)
Estimated funds from unfinanced real estate	163,505	115,515	47,990	41.5
Total estimated available funds	$313,157	$302,967	$10,190	3.4%

Cash flows generated by operating activities and borrowings under our credit facility are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of June 30, 2016, our unencumbered owned operating real estate had a book value of $218 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $164 million at June 30, 2016; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2016	2015	in Cash Flow
Net cash provided by operating activities	$66,410	$29,330	$37,080
Net cash used in investing activities	(66,710)	(50,206)	(16,504)
Net cash (used in) provided by financing activities	(29,664)	14,372	(44,036)

Operating Activities

Cash provided by operating activities for the six months ended June 30, 2016 increased $37.1 million compared to the same period of 2015, primarily related to changes in deferred income taxes, other assets, and accrued liabilities.

Borrowings from and repayments to our syndicated lending group related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory and the associated financing, we also consider our net cash provided by operating activities adjusted to include cash activity associated with our new vehicle credit facility.

Adjusted net cash provided by operating activities is presented below (in thousands):

	Six Months Ended June 30,		Increase
(Dollars in thousands)	2016	2015	in Cash Flow
Net cash provided by operating activities – as reported	$66,410	$29,330	$37,080
Add: Net borrowings on floor plan notes payable, non-trade	58,622	35,685	22,937
Net cash provided by operating activities – adjusted	$125,032	$65,015	$60,017

Inventories are the most significant component of our cash flow from operations. As of June 30, 2016, our new vehicle days supply was 77, or ten days higher than our days supply as of December 31, 2015. Our days supply of used vehicles was 57 days as of June 30, 2016, or two days higher than our days supply as of December 31, 2015. Our days supply is currently being impacted by stop sale requirements issued by manufacturers on vehicles with certain outstanding recalls and parts shortages slowing down the ability to perform the repair. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities

Net cash used in investing activities totaled $66.7 million and $50.2 million, respectively, for the six-month periods ended June 30, 2016 and 2015. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2016	2015	in Cash Flow
Capital expenditures	$(43,247)	$(48,008)	$4,761
Cash paid for acquisitions, net of cash acquired	(18,807)	(87)	(18,720)
Cash paid for other investments	(16,690)	(15,222)	(1,468)
Proceeds from sales of stores	11,837	12,966	(1,129)

Capital Expenditures

Below is a summary of our capital expenditure activities:

	Six Months Ended June 30,
(Dollars in thousands)	2016	2015
Post-acquisition capital improvements	$18,277	$3,114
Facilities for open points	—	3,222
Purchases of previously leased facilities	5,081	8,808
Existing facility improvements	8,035	18,730
Maintenance	11,854	14,134
Total capital expenditures	$43,247	$48,008

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

We expect to make expenditures of approximately $102 million in 2016 for capital improvements at recently acquired stores, purchases of land for expansion of existing stores, facility image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

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

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by this transaction is recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Six Months Ended June 30,
	2016	2015
Number of stores acquired	2	—
Number of franchises added	1	1

(Dollars in thousands)
Cash paid for acquisitions, net of cash acquired	$18,807	$87
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(7,120)	(74)
Cash paid for acquisitions, net of cash acquired – adjusted	$11,687	$13

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities

Net cash used in financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Six Months Ended June 30,		Decrease
(Dollars in thousands)	2016	2015	in Cash Flow
Cash (used in) provided by financing activities, as reported	$(29,664)	$14,372	$(44,036)
Adjust: cash used for payments on floor plan notes payable: non-trade	(58,622)	(35,685)	(22,937)
Cash used in financing activities – adjusted	$(88,286)	$(21,313)	$(66,973)

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2016	2015	in Cash Flow
Net borrowings (repayments) on lines of credit	$18,668	$(45,424)	$64,092
Principal payments on long-term debt, unscheduled	(2,303)	(9,189)	6,886
Proceeds from issuance of long-term debt	12,080	59,425	(47,345)
Repurchases of common stock	(104,858)	(16,773)	(88,085)
Dividends paid	(11,524)	(9,482)	(2,042)

Borrowing and Repayment Activity

During the first six months of 2016, we raised net mortgage proceeds of $9.8 million, which was mainly used to fund acquisitions and repurchases of common stock. Our debt to total capital ratio, excluding floor plan notes payable, was 44.5% at June 30, 2016 compared to 45.9% at June 30, 2015.

Equity Transactions

On February 25, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. This new authorization replaced the previous authorizations granted in August 2011 and July 2012, which limited the number of shares we were authorized to repurchase. We repurchased 1,315,711 shares of our Class A common stock at an average price of $79.69 per share in the first six months of 2016. As of June 30, 2016, we had $201.1 million remaining available for repurchases under the new authorization. The new authority to repurchase does not have an expiration date.

In the first six months of 2016, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2016	$0.20	$5,151
May 2016	$0.25	$6,373

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of June 30, 2016
(Dollars in thousands)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,316,747	$—	(1)
Floor plan notes payable	56,767	—
Used vehicle inventory financing facility	190,313	—	(2)
Revolving lines of credit	60,601	134,608	(2),(3)
Real estate mortgages	389,685	—
Other debt	13,997	—
Total debt	$2,028,110	$134,608

(1)	As of June 30, 2016, we had a $1.45 billion new vehicle floor plan commitment as part of our credit facility.
(2)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(3)	Available credit is based on the borrowing base amount effective as of June 30, 2016. This amount is reduced by $9.2 million for outstanding letters of credit.

Credit Facility

On July 27, 2016, we amended our existing credit facility to increase the total financing commitment by $300 million to $2.05 billion and extend the maturity to July 2021. This syndicated credit facility is comprised of 18 financial institutions, including eight manufacturer-affiliated finance companies. Under our credit facility we are permitted to allocate the total financing commitment among floor plan financing for new vehicle inventory, floor plan financing for used vehicles (up to a maximum of $350 million) and revolving financing for general corporate purposes, including acquisitions and working capital (up to a maximum of $400 million). Our credit facility may be expanded to $2.4 billion total availability, subject to lender approval. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of June 30, 2016, we had no balances in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 1.71% at June 30, 2016. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.96% and 2.21%, respectively, at June 30, 2016.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of June 30, 2016
Current ratio	Not less than 1.10 to 1	1.25 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.48 to 1
Leverage ratio	Not more than 5.00 to 1	1.78 to 1
Funded debt restriction	Not to exceed $900 million	$404.6 million

As of June 30, 2016, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for vehicles that are designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At June 30, 2016, $56.8 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 2.0% to 5.0% at June 30, 2016. The mortgages are payable in various installments through October 2034. As of June 30, 2016, we had fixed interest rates on 69% of our outstanding mortgage debt.

Our other debt includes capital leases, sellers’ notes and our equity contribution obligations associated with the new markets tax credit equity investment. The interest rates associated with our other debt ranged from 2.2% to 8.4% at June 30, 2016. This debt, which totaled $14.0 million at June 30, 2016, is due in various installments through January 2024.

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

Risks related to changing tax policies may adversely affect our business.

We are subject to tax liabilities imposed by the jurisdictions where we operate, which may vary significantly and are subject to change. Among others, these taxes include  income  taxes,  property  taxes,  indirect  taxes  (excise/duty,  sales/use  and  gross receipts  taxes),  payroll  taxes,  franchise  taxes,  withholding  taxes  and  ad valorem taxes.

These taxes may disproportionately affect us compared to other businesses and our competitors. We may not be able to pass these tax costs on to consumers and remain competitive. For example, in Oregon, there is a ballot initiative proposed for the upcoming November election that would impose a 2.5% minimum tax on gross receipts of C corporations with Oregon sales in excess of $25 million. This tax cannot be offset by tax credits. We estimate the passage of this tax would increase our annual Oregon tax liability from approximately $3.3 million to $34 million. This tax may have a disproportionate effect on us as certain Oregon dealers we compete against may not be organized as C corporations and would not be subject to this tax. New tax laws and regulations and changes to existing tax laws and regulations could materially and adversely affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the second quarter of 2016:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans(1)	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)(1)
April	190,197	$80.69	190,197	$232,901
May	248,778	79.92	248,778	213,018
June	164,250	72.32	164,250	201,139
	603,225	$78.09	603,225	$201,139

(1)

Effective February 29, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. This authorization replaced the previous authorizations, which limited the number of shares we were authorized to repurchase.

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

10.1	Third Amendment to Amended and Restated Loan Agreement dated as of February 25, 2016.
10.2	Fourth Amendment to Amended and Restated Loan Agreement dated as of July 27, 2016.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2016	LITHIA MOTORS, INC.

	By:	/s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

	By:	/s/ John F. North III
John F. North III
Vice President
(Principal Accounting Officer)