Form 10-Q
period 2016-09-30
LITHIA MOTORS INC
filed 2016-10-28
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	25,173,982
Class B common stock without par value	1,762,231
(Class)	Outstanding at October 28, 2016

LITHIA MOTORS, INC.

FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$24,116	$45,008
Accounts receivable, net of allowance for doubtful accounts of $4,413 and $2,243	317,664	308,462
Inventories, net	1,657,693	1,470,987
Other current assets	33,225	54,408
Total Current Assets	2,032,698	1,878,865

Property and equipment, net of accumulated depreciation of $157,940 and $137,853	991,721	876,660
Goodwill	219,021	213,220
Franchise value	163,220	157,699
Other non-current assets	156,946	100,855
Total Assets	$3,563,606	$3,227,299

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$73,762	$48,083
Floor plan notes payable: non-trade	1,351,940	1,265,872
Current maturities of long-term debt	26,674	38,891
Trade payables	78,442	70,871
Accrued liabilities	204,361	167,108
Total Current Liabilities	1,735,179	1,590,825

Long-term debt, less current maturities	727,191	606,463
Deferred revenue	77,577	66,734
Deferred income taxes	58,721	53,129
Other long-term liabilities	98,848	81,984
Total Liabilities	2,697,516	2,399,135

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,405 and 23,676	167,596	258,410
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 1,762 and 2,542	219	316
Additional paid-in capital	39,359	38,822
Accumulated other comprehensive loss	—	(277)
Retained earnings	658,916	530,893
Total Stockholders' Equity	866,090	828,164
Total Liabilities and Stockholders' Equity	$3,563,606	$3,227,299

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
New vehicle	$1,297,511	$1,227,080	$3,602,603	$3,384,408
Used vehicle retail	580,885	505,885	1,667,258	1,457,617
Used vehicle wholesale	75,271	69,472	207,131	198,476
Finance and insurance	87,709	76,633	246,390	213,700
Service, body and parts	217,148	189,796	616,088	545,966
Fleet and other	11,443	15,979	46,697	70,803
Total revenues	2,269,967	2,084,845	6,386,167	5,870,970
Cost of sales:
New vehicle	1,221,668	1,149,923	3,387,132	3,176,135
Used vehicle retail	512,076	443,598	1,466,947	1,273,195
Used vehicle wholesale	74,353	68,892	202,897	194,329
Service, body and parts	112,806	95,846	317,028	276,828
Fleet and other	11,803	15,399	45,684	68,272
Total cost of sales	1,932,706	1,773,658	5,419,688	4,988,759
Gross profit	337,261	311,187	966,479	882,211
Asset impairments	3,498	4,131	10,494	14,391
Selling, general and administrative	228,134	223,728	662,766	610,956
Depreciation and amortization	12,206	10,531	36,372	30,544
Operating income	93,423	72,797	256,847	226,320
Floor plan interest expense	(6,186)	(4,951)	(18,304)	(14,255)
Other interest expense, net	(5,647)	(4,900)	(16,608)	(14,700)
Other expense, net	(1,513)	(307)	(4,534)	(1,031)
Income before income taxes	80,077	62,639	217,401	196,334
Income tax provision	(26,036)	(19,248)	(71,662)	(61,067)
Net income	$54,041	$43,391	$145,739	$135,267

Basic net income per Class A and Class B share	$2.15	$1.65	$5.72	$5.14
Shares used in basic per share calculations	25,194	26,289	25,490	26,304

Diluted net income per Class A and Class B share	$2.14	$1.64	$5.69	$5.10
Shares used in diluted per share calculations	25,290	26,480	25,598	26,500

Cash dividend declared per Class A and Class B share	$0.25	$0.20	$0.70	$0.56

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$54,041	$43,391	$145,739	$135,267
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $0, $103, $175 and $283, respectively	—	161	277	465
Comprehensive income	$54,041	$43,552	$146,016	$135,732

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$145,739	$135,267
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	10,494	14,391
Depreciation and amortization	36,372	30,544
Stock-based compensation	8,665	8,579
(Gain) loss on disposal of other assets	(4,299)	27
Gain on disposal of franchise	(1,102)	(5,919)
Deferred income taxes	9,782	(7,955)
Excess tax benefit from share-based payment arrangements	(4,388)	(4,923)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(5,911)	9,685
Inventories	(85,564)	(132,407)
Other assets	4,627	(5,339)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	18,122	5,604
Trade payables	6,153	7,768
Accrued liabilities	32,874	16,949
Other long-term liabilities and deferred revenue	18,227	34,651
Net cash provided by operating activities	189,791	106,922

Cash flows from investing activities:
Capital expenditures	(81,363)	(62,159)
Proceeds from sales of assets	1,756	229
Cash paid for other investments	(22,279)	(20,693)
Cash paid for acquisitions, net of cash acquired	(199,435)	(34,920)
Proceeds from sales of stores	11,837	12,966
Net cash used in investing activities	(289,484)	(104,577)

Cash flows from financing activities:
Borrowings on floor plan notes payable, net: non-trade	93,817	36,204
Borrowings on lines of credit	841,623	878,340
Repayments on lines of credit	(744,494)	(939,817)
Principal payments on long-term debt, scheduled	(12,217)	(11,048)
Principal payments on long-term debt and capital leases, other	(5,903)	(9,189)
Proceeds from issuance of long-term debt	22,816	75,675
Proceeds from issuance of common stock	5,191	4,313
Repurchase of common stock	(108,597)	(24,198)
Excess tax benefit from share-based payment arrangements	4,388	4,923
Dividends paid	(17,823)	(14,739)
Net cash provided by financing activities	78,801	464
(Decrease) increase in cash and cash equivalents	(20,892)	2,809
Cash and cash equivalents at beginning of period	45,008	29,898
Cash and cash equivalents at end of period	$24,116	$32,707

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$36,641	$31,140
Cash paid during the period for income taxes, net	29,478	50,917

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$—	$2,160
Non-cash assets transferred in connection with acquisitions	2,637	—
Debt assumed in connection with acquisitions	19,657	—
Acquisition of capital leases in connection with acquisitions	11,366	—
Floor plan debt paid in connection with store disposals	5,284	4,400

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed Consolidated Financial Statements contain unaudited information as of September 30, 2016 and for the three and nine months ended September 30, 2016 and 2015. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2015 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2015 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 26, 2016. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2015 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented. These reclassifications had no impact on previously reported net income.

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Contracts in transit	$162,679	$168,460
Trade receivables	37,796	33,749
Vehicle receivables	36,634	36,470
Manufacturer receivables	65,549	59,215
Auto loan receivables	64,657	42,490
Other receivables	1,636	3,033
	368,951	343,417
Less: Allowance	(4,413)	(2,243)
Less: Long-term portion of accounts receivable, net	(46,874)	(32,712)
Total accounts receivable, net	$317,664	$308,462

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventories, net, consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
New vehicles	$1,216,699	$1,113,613
Used vehicles	378,926	302,911
Parts and accessories	62,068	54,463
Total inventories	$1,657,693	$1,470,987

Note 4. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2014 ¹	$91,011	$79,601	$28,763	$199,375
Additions through acquisitions	6,892	5,029	2,170	14,091
Reduction related to divestiture	—	(246)	—	(246)
Balance as of December 31, 2015 ¹	97,903	84,384	30,933	213,220
Additions through acquisitions [2]	3,447	2,895	677	7,019
Reduction related to divestiture	(1,218)	—	—	(1,218)
Balance as of September 30, 2016 ¹	$100,132	$87,279	$31,610	$219,021

[1]	Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
[2]	Our purchase price allocation is preliminary for the acquisitions related to the Carbone Auto Group and Casper Ford and the associated goodwill has not been allocated to each of our segments. See also Note 12.

The changes in the carrying amounts of franchise value are as follows (in thousands):

Franchise Value
Balance as of December 31, 2014	$150,892
Additions through acquisitions	6,843
Reduction related to divestiture	(36)
Balance as of December 31, 2015	157,699
Additions through acquisitions [1]	6,039
Reduction related to divestiture	(518)
Balance as of September 30, 2016	$163,220

[1]	Our purchase price allocation is preliminary for the acquisitions related to the Carbone Auto Group and Casper Ford and have not been included in the above franchise value additions. See also Note 12.

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

Share repurchases under our authorizations were as follows:

	Repurchases Occurring in the Nine Months Ended September 30, 2016		Cumulative Repurchases as of September 30, 2016
	Shares	Average Price	Shares	Average Price
2011 Share Repurchase Authorization	599,123	$79.21	2,327,636	$51.09
2016 Share Repurchase Authorization	666,475	$78.90	666,475	$78.90

As of September 30, 2016, we had $197.4 million available for repurchases pursuant to our 2016 share repurchase authorization.

In addition, during the first nine months of 2016, we repurchased 94,725 shares at an average price of $90.46 per share, for a total of $8.6 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

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

Dividends

Dividends paid on our Class A and Class B common stock were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dividend amount per share	$0.25	$0.20	$0.70	$0.56
Total amount of dividend (in thousands)	6,299	5,257	17,823	14,739

See Note 14 for a discussion of a dividend related to our third quarter 2016 financial results.

Note 6. Deferred Compensation and Long-Term Incentive Plan

We offer a deferred compensation and long-term incentive plan (the “LTIP”) to provide certain employees the ability to accumulate assets for retirement on a tax-deferred basis. We may make discretionary contributions to the LTIP. Discretionary contributions vest over a period of time up to seven years depending on the employee’s age and position. Additionally, a participant may defer a portion of his or her compensation and receive the deferred amount upon certain events, including termination or retirement. The following is a summary related to our LTIP (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Compensation expense	$355	$450	$887	$1,369
Discretionary contribution	$393	$—	$1,785	$2,249
Guaranteed annual return	5.25%	5.25%	5.25%	5.25%

As of September 30, 2016 and December 31, 2015, the balance due, comprised of both amounts participants elected to defer and discretionary contributions, was $21.1 million and $19.7 million, respectively, and was included as a component of accrued liabilities and other long-term liabilities in the Consolidated Balance Sheets.

Assets to fund the obligations of the LTIP are held in a Rabbi Trust and must be used only for purposes of providing benefits under the plan, other than in an event of insolvency. The assets held by the Rabbi Trust are invested in corporate-owned life insurance. As of September 30, 2016 and December 31, 2015, the value of the assets held by the Rabbi trust were $21.1 million and $15.4 million, respectively, and are recorded as a component of other non-current assets in the Consolidated Balance Sheets.

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

There were no changes to our valuation techniques during the nine-month period ended September 30, 2016.

Assets and Liabilities Measured at Fair Value

Following are the disclosures related to our assets and liabilities that are measured at fair value (in thousands):

Fair Value at September 30, 2016	Level 1	Level 2	Level 3
Measured on a non-recurring basis:
Equity-method investment	$—	$—	$5,594

Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$—	$532	$—
Measured on a non-recurring basis:
Equity-method investment	$—	$—	$22,284
Long-lived assets held and used:
Certain buildings and improvements	$—	$—	$6,559

Based on operating losses recognized by the equity-method investment, we determined that an impairment of our investment had occurred. Accordingly, we performed a fair value calculation for this investment and determined that a $10.5 million and a $12.4 million impairment, respectively, was required to be recorded as asset impairments in our Consolidated Statements of Operations for the nine months ended September 30, 2016 and 2015. See Note 9.

Long-lived assets held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. During the second quarter of 2015, we evaluated the future undiscounted net cash flows associated with certain properties and determined the carrying value was not recoverable and exceeded the estimated fair value. As a result of this evaluation, we recorded $2.0 million of impairment charges associated with these properties in the second quarter of 2015.

Fair Value Disclosures for Financial Assets and Liabilities

We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of September 30, 2016, this debt had maturity dates between May 1, 2018 and December 31, 2050. A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	September 30, 2016	December 31, 2015
Carrying value	$291,845	$297,463
Fair value	284,574	296,961

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended September 30,	2016		2015
(in thousands, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$50,262	$3,779	$39,162	$4,229
Reallocation of net income as a result of conversion of dilutive stock options	1	(1)	3	(3)
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	439	—	509	—
Conversion of Class B common shares into Class A common shares	3,326	—	3,690	—
Effect of dilutive stock options on net income	13	(13)	27	(27)
Net income applicable to common stockholders - diluted	$54,041	$3,765	$43,391	$4,199

Weighted average common shares outstanding – basic	23,432	1,762	23,727	2,562
Conversion of Class B common shares into Class A common shares	1,762	—	2,562	—
Effect of dilutive stock options on weighted average common shares	96	—	191	—
Weighted average common shares outstanding – diluted	25,290	1,762	26,480	2,562

Net income per common share - basic	$2.14	$2.14	$1.65	$1.65
Net income per common share - diluted	$2.14	$2.14	$1.64	$1.64

Three Months Ended September 30,	2016		2015
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	—	—	18	—

Nine Months Ended September 30,	2016		2015
(in thousands, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$134,533	$11,206	$122,092	$13,175
Reallocation of net income as a result of conversion of dilutive stock options	5	(5)	11	(11)
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	1,365	—	1,425	—
Conversion of Class B common shares into Class A common shares	9,794	—	11,653	—
Effect of dilutive stock options on net income	42	(42)	86	(86)
Net income applicable to common stockholders - diluted	$145,739	$11,159	$135,267	$13,078

Weighted average common shares outstanding – basic	23,530	1,960	23,742	2,562
Conversion of Class B common shares into Class A common shares	1,960	—	2,562	—
Effect of dilutive stock options on weighted average common shares	108	—	196	—
Weighted average common shares outstanding – diluted	25,598	1,960	26,500	2,562

Net income per common share - basic	$5.72	$5.72	$5.14	$5.14
Net income per common share - diluted	$5.69	$5.69	$5.10	$5.10

Nine Months Ended September 30,	2016		2015
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	—	—	17	—

Note 9. Equity-Method Investment

In October 2014, we acquired a 99.9% membership interest in a limited liability company managed by U.S. Bancorp Community Development Corporation with an initial equity contribution of $4.1 million. We made additional equity contributions to the entity of $17.1 million in the first nine months of 2016 and $22.8 million in the full year of 2015. We are obligated to make $49.8 million of total contributions in quarterly installments to the entity over a two-year period ending October 2016, of which $44.0 million in contributions have been made as of September 30, 2016.

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

The following amounts related to this equity-method investment were recorded in our Consolidated Balance Sheets (in thousands):

	September 30, 2016	December 31, 2015
Carrying value, recorded as a component of other non-current assets	$5,594	$22,284
Present value of obligation associated with future equity contributions, recorded as a component of accrued liabilities	5,674	22,511

The following amounts related to this equity-method investment were recorded in our Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Asset impairments to write investment down to fair value	$3,498	$4,131	$10,494	$12,391
Our portion of the partnership’s operating losses	2,066	1,731	6,197	5,196
Non-cash interest expense related to the amortization of the discounted fair value of future equity contributions	31	155	185	549
Tax benefits and credits generated	7,592	7,414	20,374	22,316

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

Certain financial information on a segment basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Domestic	$888,026	$814,216	$2,483,637	$2,273,068
Import	989,077	894,371	2,788,838	2,509,756
Luxury	392,537	374,558	1,111,215	1,084,051
	2,269,640	2,083,145	6,383,690	5,866,875
Corporate and other	327	1,700	2,477	4,095
	$2,269,967	$2,084,845	$6,386,167	$5,870,970
Segment income*:
Domestic	$32,394	$33,240	$84,913	$91,853
Import	32,832	31,453	86,385	76,665
Luxury	7,423	8,318	21,736	25,764
	72,649	73,011	193,034	194,282
Corporate and other	26,794	5,366	81,881	48,327
Depreciation and amortization	(12,206)	(10,531)	(36,372)	(30,544)
Other interest expense	(5,647)	(4,900)	(16,608)	(14,700)
Other expense, net	(1,513)	(307)	(4,534)	(1,031)
Income before income taxes	$80,077	$62,639	$217,401	$196,334

*Segment income for each of the segments is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Floor plan interest expense:
Domestic	$6,255	$5,441	$18,869	$15,083
Import	4,661	3,779	13,403	11,227
Luxury	2,720	2,345	8,027	6,715
	13,636	11,565	40,299	33,025
Corporate and other	(7,450)	(6,614)	(21,995)	(18,770)
	$6,186	$4,951	$18,304	$14,255

	September 30, 2016	December 31, 2015
Total assets:
Domestic	$1,086,624	$985,374
Import	877,961	725,011
Luxury	445,246	475,305
Corporate and other	1,153,775	1,041,609
	$3,563,606	$3,227,299

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

The Board and Mr. DeBoer filed Motions to Dismiss the consolidated complaint on May 10, 2016. The Court issued its ruling on the Motions on August 12, 2016. The Court determined that a majority of the Board was independent, but also that Plaintiffs alleged sufficient facts to withstand the Motions to Dismiss. For that reason, the Court denied the Board's and Mr. DeBoer's Motions. The Board and Mr. DeBoer filed their Answers to the consolidated complaint on October 10, 2016. The parties are now engaged in discovery.

California Wage and Hour Litigations

In June 2012, Mr. Robles and Mr. Laredo brought claims against DCH Tustin Acura (Robles vs. Tustin Motors, Inc., Case No. 30-2012-00579414, filed in the Superior Court of California, Orange County) alleging that the employer underpaid technicians in light of California Wage Order provisions that require an employer to pay at least two times the minimum wage for each hour worked if the employee is required to bring his or her own tools. The complaint was amended in late 2013 to include allegations that the employer failed to pay technicians for non-productive time and/or time spent performing tasks not compensated by the flat-rate compensation system; off-the-clock time worked; and wages due at termination. The amended complaint also alleged that the employer failed to provide technicians accurate and complete wage statements; and statutory meal and rest periods. Plaintiffs are now seeking relief on behalf of all employees at all DCH Auto Group dealerships in California. Plaintiffs also seek attorney fees and costs. These Plaintiffs (and several other former technicians in separate-but-partially-overlapping actions) also seek relief under California’s Private Attorney General Action (PAGA) provisions, which allow private plaintiffs to recover civil penalties on behalf of the State of California. DCH successfully compelled arbitration based on arbitration agreements between these claimants and the employer, although certain representative claims were excluded and stayed pending arbitration.

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

In August 2014, Ms. Holzer filed a complaint in the Central District of California (Holzer vs. DCH Auto Group (USA) Inc., Case No. BC558869) alleging that her employer, an affiliate of DCH Auto Group (USA) Inc., failed to provide vehicle finance and sales persons, service advisors, and other clerical and hourly workers accurate and complete wage statements; and statutory meal and rest periods. The complaint also alleges that the employer failed to pay these employees for off-the-clock time worked; and wages due at termination. Plaintiffs also seek attorney fees and costs. DCH has sought to compel arbitration based on Plaintiffs’ arbitration agreements. Plaintiffs (and several other employees in separate actions) are seeking relief under California’s PAGA provisions. DCH is defending itself against these claims, and DCH Auto Group (USA) Limited must indemnify Lithia Motors, Inc. for losses related to this claim pursuant to the stock purchase agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited dated June 14, 2014. As a result, we believe the exposure related to this lawsuit, when considered in relation to the terms of the stock purchase agreement, is immaterial to our financial statements.

Note 12. Acquisitions

In the first nine months of 2016, we completed the following acquisitions:

•          On January 26, 2016, we acquired Singh Subaru in Riverside, California.

•          On February 1, 2016, we acquired Ira Toyota Milford in Milford, Massachusetts.

•          On June 23, 2016, we acquired Helena Auto Center, LLC in Helena, Montana.

•          On August 1, 2016, we acquired Kemp Ford in Thousand Oaks, California.

•          On September 12, 2016, we acquired the Carbone Auto Group, a nine store platform based in New York and Vermont.

•          On September 28, 2016, we acquired Greiner Ford Lincoln in Casper, Wyoming.

Revenue and operating income contributed by 2016 acquisitions subsequent to the date of acquisition were as follows (in thousands):

Revenue	$82,730
Operating income	993

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

No portion of the purchase price was paid with our equity securities. The following table summarizes the consideration paid for the acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration
Cash paid, net of cash acquired	$199,435
Assets transferred	2,637
$202,072

The purchase price allocations for the Carbone Auto Group and Greiner Ford Lincoln acquisitions are preliminary and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. Management has recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets. Management expects to finalize its purchase price allocations in the fourth quarter of 2016.

Assets Acquired and Liabilities Assumed
Inventories	$112,406
Franchise value	6,039
Property and equipment	73,029
Other current assets	305
Other non-current assets	49,752
Floor plan notes payable	(7,558)
Debt and capital lease obligations	(23,465)
Other current liabilities	(5,850)
Other non-current liabilities	(9,605)
195,053
Goodwill	7,019
$202,072

We account for franchise value as an indefinite-lived intangible asset. We expect the full amount of the goodwill recognized to be deductible for tax purposes.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the nine-month periods ended September 30, 2016 and 2015 had occurred on January 1, 2015 (in thousands, except for per share amounts):

Three Months Ended September 30,	2016	2015
Revenue	$2,412,788	$2,320,323
Net income	55,296	44,490
Basic net income per share	2.19	1.69
Diluted net income per share	2.19	1.68

Nine Months Ended September 30, 2016	2016	2015
Revenue	$6,865,409	$6,547,658
Net income	150,258	138,868
Basic net income per share	5.89	5.28
Diluted net income per share	5.87	5.24

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

Note 13. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2014-09, "Revenue from Contracts with Customers," which amends the accounting guidance related to revenues. This amendment will replace most of the existing revenue recognition guidance when it becomes effective. The new standard, as amended in July 2015, is effective for fiscal years beginning after December 15, 2017 and entities are allowed to adopt the standard as early as annual periods beginning after December 15, 2016, and interim periods therein. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect this amendment will have on our consolidated financial statements and related disclosures and believe the financial impact is not material. We have not yet selected a transition method.

In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory (Topic 330)." ASU 2015-11 simplifies the accounting for the valuation of all inventory not accounted for using the last-in, first-out method by prescribing inventory be valued at the lower of cost or net realizable value. ASU 2015-11 is effective for public companies' annual periods, including interim periods within those fiscal years, beginning after December 15, 2016 on a prospective basis. Early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a material effect on our financial position, results of operations or cash flows.

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

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides guidance for eight cash flow classification issues to reduce diversity in practice. The clarification includes guidance on items such as debt prepayment or debt extinguishment cost, contingent consideration payment made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. We are evaluating the effect this pronouncement will have on our consolidated financial statements and related disclosures.

Note 14. Subsequent Events

Common Stock Dividend

On October 18, 2016, our Board of Directors approved a dividend of $0.25 per share on our Class A and Class B common stock related to our third quarter 2016 financial results. The dividend will total approximately $6.3 million and will be paid on November 25, 2016 to shareholders of record on November 11, 2016.

Acquisition

On October 5, 2016, we acquired the inventory, equipment and intangible assets of Audi Auto Gallery in Woodland Hills, California. The store will be relocated to Calabasas, California. We paid $22.4 million in cash for this acquisition.

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

•          Future market conditions, including anticipated national new car sales levels;

•          Expected operating results, such as improved store performance; continued improvement of SG&A as a percentage of gross profit and all projections;

•          Anticipated continued success of acquisitions;

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

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of October 28, 2016, we offered 30 brands of new vehicles and all brands of used vehicles in 152 stores in the United States and online at Lithia.com, DCHauto.com and CarboneCars.com. We sell new and used cars and replacement parts, provide vehicle maintenance, warranty, paint and repair services, arrange related financing, and sell service contracts, vehicle protection products and credit insurance.

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

Results of Operations

For the three months ended September 30, 2016 and 2015, we reported net income of $54.0 million, or $2.14 per diluted share, and $43.4 million, or $1.64 per diluted share, respectively.

For the nine months ended September 30, 2016 and 2015, we reported net income of $145.7 million, or $5.69 per diluted share, and $135.3 million, or $5.10 per diluted share, respectively.

Key Revenue and Gross Profit Metrics

Key performance metrics for revenue and gross profit were as follows (dollars in thousands):

Three Months Ended September 30, 2016	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,297,511	57.2%	$75,843	5.8%	22.5%
Used vehicle retail	580,885	25.6	68,809	11.8	20.4
Used vehicle wholesale	75,271	3.3	918	1.2	0.3
Finance and insurance(1)	87,709	3.9	87,709	100.0	26.0
Service, body and parts	217,148	9.6	104,342	48.1	30.9
Fleet and other	11,443	0.4	(360)	(3.1)	(0.1)
	$2,269,967	100.0%	$337,261	14.9%	100.0%

Three Months Ended September 30, 2015	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,227,080	58.9%	$77,157	6.3%	24.8%
Used vehicle retail	505,885	24.3	62,287	12.3	20.0
Used vehicle wholesale	69,472	3.3	580	0.8	0.2
Finance and insurance(1)	76,633	3.7	76,633	100.0	24.6
Service, body and parts	189,796	9.1	93,950	49.5	30.2
Fleet and other	15,979	0.7	580	3.6	0.2
	$2,084,845	100.0%	$311,187	14.9%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Nine Months Ended September 30, 2016	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$3,602,603	56.4%	$215,471	6.0%	22.3%
Used vehicle retail	1,667,258	26.1	200,311	12.0	20.7
Used vehicle wholesale	207,131	3.2	4,234	2.0	0.4
Finance and insurance(1)	246,390	3.9	246,390	100.0	25.5
Service, body and parts	616,088	9.6	299,060	48.5	30.9
Fleet and other	46,697	0.8	1,013	2.2	0.2
	$6,386,167	100.0%	$966,479	15.1%	100.0%

Nine Months Ended September 30, 2015	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$3,384,408	57.6%	$208,273	6.2%	23.6%
Used vehicle retail	1,457,617	24.8	184,422	12.7	20.9
Used vehicle wholesale	198,476	3.4	4,147	2.1	0.5
Finance and insurance(1)	213,700	3.6	213,700	100.0	24.2
Service, body and parts	545,966	9.3	269,138	49.3	30.5
Fleet and other	70,803	1.3	2,531	3.6	0.3
	$5,870,970	100.0%	$882,211	15.0%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

In the first nine months of 2016, we acquired thirteen stores and one franchise and opened one store, and, during 2015, we acquired six stores and one franchise and opened one store. We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in August 2015 would be included in same store operating data beginning in September 2016, after its first full complete comparable month of operation. The third quarter operating results for the same store comparisons would include results for that store in only the period of September for both comparable periods.

New Vehicle Revenue and Gross Profit

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2016	2015	(Decrease)	(Decrease)
Reported
Revenue	$1,297,511	$1,227,080	$70,431	5.7%
Gross profit	$75,843	$77,157	$(1,314)	(1.7)
Gross margin	5.8%	6.3%	(50)	(1)

Retail units sold	38,417	37,401	1,016	2.7
Average selling price per retail unit	$33,774	$32,809	$965	2.9
Average gross profit per retail unit	$1,974	$2,063	$(89)	(4.3)

Same store
Revenue	$1,239,537	$1,224,015	$15,522	1.3
Gross profit	$72,329	$76,919	$(4,590)	(6.0)
Gross margin	5.8%	6.3%	(50)

Retail units sold	36,681	37,326	(645)	(1.7)
Average selling price per retail unit	$33,792	$32,793	$999	3.0
Average gross profit per retail unit	$1,972	$2,061	$(89)	(4.3)

(1)	A basis point is equal to 1/100th of one percent

	Nine Months Ended September 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2016	2015	(Decrease)		(Decrease)
Reported
Revenue	$3,602,603	$3,384,408	$218,195		6.4%
Gross profit	$215,471	$208,273	$7,198		3.5
Gross margin	6.0%	6.2%	(20	) bp

Retail units sold	107,225	103,136	4,089		4.0
Average selling price per retail unit	$33,599	$32,815	$784		2.4
Average gross profit per retail unit	$2,010	$2,019	$(9)		(0.4)

Same store
Revenue	$3,474,121	$3,370,693	$103,428		3.1
Gross profit	$207,679	$207,375	$304		0.1
Gross margin	6.0%	6.2%	(20	) bp

Retail units sold	103,455	102,734	721		0.7
Average selling price per retail unit	$33,581	$32,810	$771		2.3
Average gross profit per retail unit	$2,007	$2,019	$(12)		(0.6)

New vehicle sales increased 5.7% and 6.4%, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015, primarily driven by increases in volume related to acquisitions. On a same store basis, new vehicle sales increased 1.3% and 3.1%, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015 as mainly driven by average selling price increases.

Same store new vehicle unit sales decreased 1.7% and increased 0.7%, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015. Our stores, on a same store basis, performed relatively on par with national new vehicle sales levels, which decreased 1.2% and increased 0.4%, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015.

Same store unit sales increased (decreased) as follows:

	Three months ended September 30, 2016 compared to the same period of 2015	National growth in the three months ended September 30, 2016 compared to the same period of 2015 ¹	Nine months ended September 30, 2016 compared to the same period of 2015	National growth in the nine months ended September 30, 2016 compared to the same period of 2015 ¹
Domestic brand same store unit sales change	(2.9)%	(3.1)%	(0.9)%	(0.3)%
Import brand same store unit sales change	—	0.3	2.6	0.8
Luxury brand same store unit sales change	(6.7)	0.3	(3.2)	2.2
Overall	(1.7)	(1.2)	0.7	0.4

1 National auto unit sales and seasonally adjusted annual rate ("SAAR") data obtained from Stephens Auto Unit Sales and SAAR report as of September 2016.

National new vehicle sales market growth is moderating for all brands. Our domestic brand unit volume change outperformed the national average for the three- month period ended September 30, 2016 but lagged national average for the same nine-month periods. Our Chrysler and General Motors stores, which comprised 18.4% and 9.3%, respectively, of our total new vehicle unit sales in the third quarter of 2016, had same store unit sales declines of 2.5% and 2.0%, respectively, for the three- and nine-month periods ended September 30, 2016. The national average increased for Chrysler 0.6% and 3.7%, respectively, and decreased for General Motors 2.6% and 3.8%. respectively, for the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015.

Our import brand unit volume change was similar to the national average for the three-month period ended September 30, 2016 and lagged the national average for the nine-month period ended September 30, 2016. Our Honda stores, which comprised 20.5% of our total new vehicle sales in the third quarter of 2016, had same store unit increases of 0.3% and 6.6%, respectively, for the three- and nine-month periods ended September 30, 2016. The national average increased for Honda 0.1% and 3.3%, respectively, for the three- and nine-month periods ended September 30, 2016.

The period-over-period volume declines for our luxury brand unit volume exceeded the national average in the three- and nine-month periods ended September 30, 2016 compared to the 2015 periods. The decline was primarily associated with our Acura stores, which comprised 2.2% of our total new vehicle unit sales in the third quarter of 2016. These stores had same store unit sale declines of 8.4% and 7.0%, respectively, for the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015.

An increase in average same store selling prices of 3.0% and 2.3%, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015, contributed to the overall increase in same store new vehicle revenue. All three categories of new vehicles experienced increased average selling prices.

New vehicle gross profit decreased 1.7% and increased 3.5%, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015. On a same store basis, new vehicle gross profit decreased by 6.0% and increased 0.1%, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015. The same store average gross profit per unit for new vehicles decreased $89 and $12, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015. Our stores have been focusing on increasing market share and, as a result, have experienced slight declines in gross profit per unit.

Used Vehicle Retail Revenue and Gross Profit

	Three Months Ended September 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2016	2015	(Decrease)		(Decrease)
Reported
Retail revenue	$580,885	$505,885	$75,000		14.8%
Retail gross profit	$68,809	$62,287	$6,522		10.5
Retail gross margin	11.8%	12.3%	(50	) bp

Retail units sold	29,636	26,206	3,430		13.1
Average selling price per retail unit	$19,601	$19,304	$297		1.5
Average gross profit per retail unit	$2,322	$2,377	$(55)		(2.3)

Same store
Retail revenue	$557,302	$503,913	$53,389		10.6
Retail gross profit	$66,386	$62,100	$4,286		6.9
Retail gross margin	11.9%	12.3%	(40	) bp

Retail units sold	28,322	26,108	2,214		8.5
Average selling price per retail unit	$19,677	$19,301	$376		1.9
Average gross profit per retail unit	$2,344	$2,379	$(35)		(1.5)

	Nine Months Ended September 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2016	2015	(Decrease)		(Decrease)
Reported
Retail revenue	$1,667,258	$1,457,617	$209,641		14.4%
Retail gross profit	$200,311	$184,422	$15,889		8.6
Retail gross margin	12.0%	12.7%	(70	) bp

Retail units sold	84,783	75,099	9,684		12.9
Average selling price per retail unit	$19,665	$19,409	$256		1.3
Average gross profit per retail unit	$2,363	$2,456	$(93)		(3.8)

Same store
Retail revenue	$1,610,033	$1,449,705	$160,328		11.1
Retail gross profit	$193,853	$183,710	$10,143		5.5
Retail gross margin	12.0%	12.7%	(70	) bp

Retail units sold	81,631	74,648	6,983		9.4
Average selling price per retail unit	$19,723	$19,421	$302		1.6
Average gross profit per retail unit	$2,375	$2,461	$(86)		(3.5)

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

Same store sales increased in all three categories of used vehicles as follows:

	Three months ended September 30, 2016 compared to the same period of 2015	Nine months ended September 30, 2016 compared to the same period of 2015
Certified pre-owned vehicles	9.5%	10.7%
Core vehicles	13.0	12.7
Value autos	4.9	6.2
Overall	10.6	11.1

The increases in same store sales were a result of both increased unit sales and an increase in average selling prices. We continue to see a mix shift towards certified pre-owned and core vehicle sales. This shift is mainly due to a greater supply of late-model, off-lease vehicles driven by growth in new vehicle leasing and overall higher new vehicle sales levels over the past six years. Because the average new lease is approximately 30 months, the supply of late model used vehicles has increased.

On an annualized average, as of September 30, 2016 and 2015, each of our stores sold 65 and 61 retail used vehicle units, respectively, per month. We continue to target increasing sales to 75 units per store per month, or approximately a 15% increase in units sold.

Used retail vehicle gross profit increased 10.5% and 8.6%, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015. On a same store basis, gross profit increased 6.9% and 5.5%, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015, driven by volume growth, partially offset by decreases in the average gross profit per unit sold.

Similar to new vehicle sales, we focus on gross profit dollars earned per unit, not on gross margin, in evaluating our sales performance. Gross profit per unit decreased in all three categories of used vehicles in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015 as our stores focused on gaining incremental sales volume. This volume-based strategy creates the ability to generate incremental future business through used vehicle trade-in opportunities, finance and insurance sales and service work.

Used Vehicle Wholesale Revenue and Gross Profit

	Three Months Ended September 30,
(Dollars in thousands, except per unit amounts)	2016	2015	Increase		% Increase
Reported
Wholesale revenue	$75,271	$69,472	$5,799		8.3%
Wholesale gross profit	$918	$580	$338		58.3
Wholesale gross margin	1.2%	0.8%	40	bp

Wholesale units sold	10,853	10,239	614		6.0
Average selling price per wholesale unit	$6,936	$6,785	$151		2.2
Average gross profit per retail unit	$85	$57	$28		49.1

Same store
Wholesale revenue	$72,417	$69,208	$3,209		4.6
Wholesale gross profit	$862	$592	$270		45.6
Wholesale gross margin	1.2%	0.9%	30	bp

Wholesale units sold	10,416	10,197	219		2.1
Average selling price per wholesale unit	$6,952	$6,787	$165		2.4
Average gross profit per wholesale unit	$83	$58	$25		43.1

	Nine Months Ended September 30,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2016	2015	(Decrease)		(Decrease)
Reported
Wholesale revenue	$207,131	$198,476	$8,655		4.4%
Wholesale gross profit	$4,234	$4,147	$87		2.1
Wholesale gross margin	2.0%	2.1%	(10	) bp

Wholesale units sold	30,140	28,822	1,318		4.6
Average selling price per wholesale unit	$6,872	$6,886	$(14)		(0.2)
Average gross profit per retail unit	$140	$144	$(4)		(2.8)

Same store
Wholesale revenue	$201,122	$197,513	$3,609		1.8
Wholesale gross profit	$4,069	$4,269	$(200)		(4.7)
Wholesale gross margin	2.0%	2.2%	(20	) bp

Wholesale units sold	29,100	28,650	450		1.6
Average selling price per wholesale unit	$6,911	$6,894	$17		0.2
Average gross profit per wholesale unit	$140	$149	$(9)		(6.0)

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended September 30,
(Dollars in thousands, except per unit amounts)	2016	2015	Increase	% Increase
Reported
Revenue	$87,709	$76,633	$11,076	14.5%
Average finance and insurance per retail unit	$1,289	$1,205	$84	7.0%

Same store
Revenue	$84,612	$76,375	$8,237	10.8%
Average finance and insurance per retail unit	$1,302	$1,204	$98	8.1%

	Nine Months Ended September 30,
(Dollars in thousands, except per unit amounts)	2016	2015	Increase	% Increase
Reported
Revenue	$246,390	$213,700	$32,690	15.3%
Average finance and insurance per retail unit	$1,283	$1,199	$84	7.0%

Same store
Revenue	$238,611	$212,865	$25,746	12.1%
Average finance and insurance per retail unit	$1,289	$1,200	$89	7.4%

The increases in same store finance and insurance revenue in the three- and nine-month periods ended September 30, 2016 were primarily due to higher unit volumes and increases in the average finance and insurance amount per retail unit. On a same store basis, our finance and insurance revenues per retail unit increased $98 and $89, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015, as both pricing and penetration rates improved.

Trends in penetration rates for total new and used retail vehicles sold are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Finance and insurance	76%	77%	77%	77%
Service contracts	44	42	44	42
Lifetime lube, oil and filter contracts	27	25	27	25

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

On a same store basis, the distribution by credit score for the customers we arranged financing for was as follows:

				Three Months Ended September 30,		Nine Months Ended September 30,
				2016	2015	2016	2015
	FICO Score Range
Prime	680	and	above	72%	71%	70%	70%
Non-prime	620	-	679	17	18	18	19
Sub-prime	619	or	less	11	11	12	11

Our distribution of customers by credit score was consistent for the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015. We also did not see any material change in approval rates or finance charge backs within any credit tier in the three- or nine-month periods ended September 30, 2016 compared to the same periods in 2015.

Service, Body and Parts Revenue and Gross Profit

	Three Months Ended September 30,		Increase
(Dollars in thousands)	2016	2015	(Decrease)	% Increase
Reported
Customer pay	$118,915	$106,170	$12,745	12.0%
Warranty	53,203	43,449	9,754	22.4
Wholesale parts	30,543	28,490	2,053	7.2
Body shop	14,487	11,687	2,800	24.0
Total service, body and parts	$217,148	$189,796	$27,352	14.4

Service, body and parts gross profit	$104,342	$93,950	$10,392	11.1%
Service, body and parts gross margin	48.1%	49.5%	(140) bp

Same store
Customer pay	$114,010	$105,479	$8,531	8.1%
Warranty	50,746	43,223	7,523	17.4
Wholesale parts	28,562	28,425	137	0.5
Body shop	13,837	11,687	2,150	18.4
Total service, body and parts	$207,155	$188,814	$18,341	9.7

Service, body and parts gross profit	$99,977	$93,434	$6,543	7.0%
Service, body and parts gross margin	48.3%	49.5%	(120) bp

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2016	2015	(Decrease)		% Increase
Reported
Customer pay	$339,640	$307,491	$32,149		10.5%
Warranty	145,747	120,817	24,930		20.6
Wholesale parts	88,710	83,093	5,617		6.8
Body shop	41,991	34,565	7,426		21.5
Total service, body and parts	$616,088	$545,966	$70,122		12.8

Service, body and parts gross profit	$299,060	$269,138	$29,922		11.1%
Service, body and parts gross margin	48.5%	49.3%	(80	) bp

Same store
Customer pay	$327,469	$305,241	$22,228		7.3%
Warranty	139,924	119,983	19,941		16.6
Wholesale parts	84,141	82,861	1,280		1.5
Body shop	40,753	34,565	6,188		17.9
Total service, body and parts	$592,287	$542,650	$49,637		9.1

Service, body and parts gross profit	$288,263	$267,449	$20,814		7.8%
Service, body and parts gross margin	48.7%	49.3%	(60	) bp

Our service, body and parts sales grew in all areas in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015. There are more late-model units in operation as new vehicle sales volumes have been increasing since 2010. We believe this increase in units in operation will continue to benefit our service, body and parts sales in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. We increased our same store customer pay business 8.1% and 7.3%, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015.

Same store warranty sales increased 17.4% and 16.6%, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015, primarily due to significant recalls across multiple manufacturers. Earlier in the year, a report by Kelley Blue Book estimated that 1 in 8 vehicles nationwide are impacted by the Takata air bag recall. The significant number of recalls combined with a growing number of units in operation continues to drive warranty sales.

The increase (decrease) in same-store warranty work by segment was as follows:

	Three months ended September 30, 2016 compared to the same period of 2015	Nine months ended September 30, 2016 compared to the same period of 2015
Domestic	13.5%	15.8%
Import	30.2	33.9
Luxury	2.5	(4.7)

Same store wholesale parts increased 0.5% and 1.5%, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015. We target independent repair shops, competing new vehicle dealers and wholesale accounts to expand parts sales to other repair shops.

Same store body shop increased 18.4% and 17.9%, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015. Our stores have increased production through calculated adjustments to optimize personnel and equipment. Additionally, several of our body shops were in locations which experienced increased precipitation compared to the 2015 winter season and had increased volume.

Same store service, body and parts gross profit increased 7.0% and 7.8%, respectively, in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015, which is in line with our revenue growth offset by slight decreases in our gross margins. The decreases in gross margins were related to mix shifts within our customer pay and warranty sales between labor and parts as we experienced a higher growth rate in parts compared to labor.

Segments

Certain financial information by segment is as follows:

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenues:
Domestic	$888,026	$814,216	$73,810	9.1%
Import	989,077	894,371	94,706	10.6
Luxury	392,537	374,558	17,979	4.8
	2,269,640	2,083,145	186,495	9.0
Corporate and other	327	1,700	(1,373)	(80.8)
	$2,269,967	$2,084,845	$185,122	8.9%

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenues:
Domestic	$2,483,637	$2,273,068	$210,569	9.3%
Import	2,788,838	2,509,756	279,082	11.1
Luxury	1,111,215	1,084,051	27,164	2.5
	6,383,690	5,866,875	516,815	8.8
Corporate and other	2,477	4,095	(1,618)	(39.5)
	$6,386,167	$5,870,970	$515,197	8.8%

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Segment income*:
Domestic	$32,394	$33,240	$(846)	(2.5)%
Import	32,832	31,453	1,379	4.4
Luxury	7,423	8,318	(895)	(10.8)
	72,649	73,011	(362)	(0.5)
Corporate and other	26,794	5,366	21,428	399.3
Depreciation and amortization	(12,206)	(10,531)	1,675	15.9
Other interest expense	(5,647)	(4,900)	747	15.2
Other expense, net	(1,513)	(307)	1,206	NM
Income before income taxes	$80,077	$62,639	$17,438	27.8%

NM – not meaningful

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Segment income*:
Domestic	$84,913	$91,853	$(6,940)	(7.6)%
Import	86,385	76,665	9,720	12.7
Luxury	21,736	25,764	(4,028)	(15.6)
	193,034	194,282	(1,248)	(0.6)
Corporate and other	81,881	48,327	33,554	69.4
Depreciation and amortization	(36,372)	(30,544)	5,828	19.1
Other interest expense	(16,608)	(14,700)	1,908	13.0
Other expense, net	(4,534)	(1,031)	3,503	NM
Income before income taxes	$217,401	$196,334	$21,067	10.7%

NM – Not meaningful.

*Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.

	Three Months Ended September 30,		Increase	% Increase
	2016	2015	(Decrease)	(Decrease)
Retail new vehicle unit sales:
Domestic	12,634	12,361	273	2.2%
Import	21,568	20,658	910	4.4
Luxury	4,287	4,455	(168)	(3.8)
	38,489	37,474	1,015	2.7
Allocated to management	(72)	(73)	(1)	NM
	38,417	37,401	1,016	2.7%

	Nine Months Ended September 30,
	2016	2015	Increase	% Increase
Retail new vehicle unit sales:
Domestic	34,917	33,852	1,065	3.1%
Import	59,840	56,814	3,026	5.3
Luxury	12,667	12,650	17	0.1
	107,424	103,316	4,108	4.0
Allocated to management	(199)	(180)	19	NM
	107,225	103,136	4,089	4.0%

NM – Not meaningful.

Domestic

A summary of financial information for our Domestic segment follows:

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$888,026	$814,216	$73,810	9.1%
Segment income	$32,394	$33,240	$(846)	(2.5)
Retail new vehicle unit sales	12,634	12,361	273	2.2

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$2,483,637	$2,273,068	$210,569	9.3%
Segment income	$84,913	$91,853	$(6,940)	(7.6)
Retail new vehicle unit sales	34,917	33,852	1,065	3.1

Our Domestic segment revenue increased 9.1% in the three-month period ended September 30, 2016 compared to the same period of 2015. This increase was a result of increases in retail new and used vehicle sales, an increase in finance and insurance as a function of greater retail vehicle unit volume and improved service, body and parts sales. In 2016, we acquired seven additional domestic brand stores, which contributed to this increase.

Our Domestic segment income decreased 2.5% in the three-month period ended September 30, 2016 compared to the same period of 2015. SG&A expenses increased 12.6% mainly related to personnel cost and increased headcount. Increased floor plan interest of 15.0% related to higher inventory levels further impacted our Domestic segment income.

Similar to our Domestic segment performance in the third quarter of 2016, our Domestic segment revenue in the first nine months of 2016 compared to the same period of 2015 increased 9.3%, while our Domestic segment income decreased 7.6%. Gross profit for the Domestic segment increased 8.1%, which lagged the 9.3% growth in revenue, primarily due to lower total gross profit in both new and used retail vehicle sales compared to the same period of 2015. Additionally, SG&A expense increased by 13.2% and floor plan interest increased 25.1%.

Import

A summary of financial information for our Import segment follows:

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Revenue	$989,077	$894,371	$94,706	10.6%
Segment income	$32,832	$31,453	$1,379	4.4
Retail new vehicle unit sales	21,568	20,658	910	4.4

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Revenue	$2,788,838	$2,509,756	$279,082	11.1%
Segment income	$86,385	$76,665	$9,720	12.7
Retail new vehicle unit sales	59,840	56,814	3,026	5.3

Our Import segment revenue increased by 10.6% in the three-month period ended September 30, 2016 compared to the same period of 2015 due to increases in new vehicle, used vehicle retail, finance and insurance and service body and parts sales. In 2016, we added seven import brand stores.

Segment income for our Import segment increased 4.4% in the three-month period ended September 30, 2016 compared to the same period of 2015. Gross profit growth was consistent with revenue growth. SG&A expenses increased 11.8% for our Import segment and floor plan interest grew 23.3% due to higher inventory levels. The outpaced growth in costs compared to gross profits resulted in lower growth in segment income.

The 11.1% increase in our Import segment revenue in the first nine months of 2016 compared to the same period of 2015 was due to increases in new vehicle, used vehicle retail, finance and insurance and service body and parts sales.

Our Import segment income increased 12.7% in the first nine months of 2016 compared to the same period of 2015. This growth exceeded the growth in revenue as we continue to integrate our DCH stores and they begin to perform at a profitability level more consistent with our other existing import stores. Import segment income, as a percentage of revenue, was 3.1% for the first nine months of 2016, consistent with the same period of 2015.

Luxury

A summary of financial information for our Luxury segment follows:

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$392,537	$374,558	$17,979	4.8%
Segment income	$7,423	$8,318	$(895)	(10.8)
Retail new vehicle unit sales	4,287	4,455	(168)	(3.8)

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$1,111,215	$1,084,051	$27,164	2.5%
Segment income	$21,736	$25,764	$(4,028)	(15.6)
Retail new vehicle unit sales	12,667	12,650	17	0.1

Our Luxury segment revenue increased by 4.8% in the three-month period ended September 30, 2016 compared to the same period of 2015 due to increases in used vehicle retail, finance and insurance and service body and parts sales.

Our Luxury segment income decreased 10.8% for the three months ended September 30, 2016 compared to the same period of 2015. Overall gross profits increased 6.4%, driven by increased used vehicle unit sales and improved margins in new vehicles. These improvements were offset by a decline in new vehicle unit sales and a decline in used retail and service, body and parts margins. Gross profit improvements were offset by a 9.5% increase in SG&A expenses primarily due to increased personnel cost and rent expense compared to the prior year period. Additionally, floor plan interest expense increased 16.0% compared to the prior year period due to higher inventory levels, further impacting Luxury segment income.

Our Luxury segment revenue increased 2.5% in the first nine months of 2016 compared to the same period of 2015, primarily due to increases in retail new and used retail sales, an increase in finance and insurance and improved service, body and parts sales, partially offset by a decrease in wholesale vehicle revenues and fleet and other revenues.

Our Luxury segment income decreased 15.6% in the first nine months of 2016 compared to the same period of 2015. Overall gross profits increased 7.6%, driven by improved margins in new and used retail vehicles, offset slightly by a decline in service, body and parts margins. These improvements were offset by a 12.0% increase in SG&A expenses primarily due to increased personnel costs and a 19.5% increase in floor plan interest expense due to higher inventory levels, in each case compared to the prior year period.

Corporate and Other

Revenues attributable to Corporate and other include the results of operations of our stand-alone body shop offset by certain unallocated reserve and elimination adjustments related to vehicle sales.

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$327	$1,700	$(1,373)	(80.8)%
Segment income	$26,794	$5,366	$21,428	399.3

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$2,477	$4,095	$(1,618)	(39.5)%
Segment income	$81,881	$48,327	$33,554	69.4

The decrease in Corporate and other revenue in the first nine months of 2016 compared to the same period of 2015 was primarily related to changes to certain reserves that are not specifically identified with our domestic, import or luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores.

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

Corporate and other segment income increased $21.4 million and $33.6 million, respectively, for the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015. The 2015 results for both periods included an $18.3 million charge related to a transition agreement. The remaining increases were primarily related to increases in internal corporate expense allocations to reflect the capital burden of higher inventory levels.

Asset Impairments

Asset impairments recorded as a component of operations consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	2016	2015
Equity-method investment	$3,498	$4,131	$10,494	$12,391
Long-lived assets	—	—	—	2,000
	$3,498	$4,131	$10,494	$14,391

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

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Personnel	$151,801	$157,365	$(5,564)	(3.5)%
Advertising	20,110	18,117	1,993	11.0
Rent	6,694	5,689	1,005	17.7
Facility costs	12,488	11,413	1,075	9.4
Other	37,041	31,144	5,897	18.9
Total SG&A	$228,134	$223,728	$4,406	2.0%

	Three Months Ended September 30,		Increase
As a % of gross profit	2016	2015	(Decrease)
Personnel	45.0%	50.6%	(560	)bp
Advertising	6.0	5.8	20
Rent	2.0	1.8	20
Facility costs	3.7	3.7	—
Other	10.9	10.0	90
Total SG&A	67.6%	71.9%	(430	)bp

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Personnel	$445,053	$424,384	$20,669	4.9%
Advertising	59,229	50,267	8,962	17.8
Rent	20,040	17,303	2,737	15.8
Facility costs	30,920	28,214	2,706	9.6
Other	107,524	90,788	16,736	18.4
Total SG&A	$662,766	$610,956	$51,810	8.5%

	Nine Months Ended September 30,		Increase
As a % of gross profit	2016	2015	(Decrease)
Personnel	46.0%	48.1%	(210	)bp
Advertising	6.1%	5.7%	40
Rent	2.1%	2.0%	10
Facility costs	3.2%	3.2%	—
Other	11.2%	10.3%	90
Total SG&A	68.6%	69.3%	(70	)bp

SG&A expense increased 2.0% in the three-month period ended September 30, 2016 compared to the same period of 2015. This increase was primarily driven by advertising and rent expenses, which outpaced the growth in sales volume and each increased 20 basis points as a percentage of gross profits. Additionally, losses associated with hail storms of $1.6 million increased other costs in 2016. Our 2015 results included an $18.3 million charge associated with a transition agreement within personnel cost. Excluding this item, personnel cost, as a percentage of gross profits, increased 30 basis points.

The 8.5% increase in SG&A in the nine-month period ended September 30, 2016 compared to the same period of 2015 was primarily driven by increased advertising and rent expense. Losses associated with reserve adjustments for hail storms, legal claims and our allowance for doubtful accounts, totaling $7.4 million, contributed to the increase in other costs. These increases were partially offset by a gain of $1.1 million on the sale of one store. SG&A expense for the comparable 2015 period included a charge of $18.5 million associated with a transition agreement, offset by a gain of $5.9 million associated with the sale of two stores.

SG&A expense adjusted for non-core charges was as follows (in thousands):

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Personnel	$151,801	$139,069	$12,732	9.2%
Advertising	20,110	18,117	1,993	11.0
Rent	6,694	5,689	1,005	17.7
Adjusted facility costs	12,488	11,413	1,075	9.4
Adjusted other	37,041	31,144	5,897	18.9
Adjusted total SG&A	$228,134	$205,432	$22,702	11.1%

	Three Months Ended September 30,
As a % of gross profit	2016	2015	Increase
Personnel	45.0%	44.7%	30	bp
Advertising	6.0	5.8%	20
Rent	2.0	1.8%	20
Adjusted facility costs	3.7	3.7%	—
Adjusted other	10.9	10.0%	90
Adjusted total SG&A	67.6%	66.0%	160	bp

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Personnel	$445,053	$406,087	$38,966	9.6%
Advertising	59,229	50,267	8,962	17.8
Rent	20,040	17,303	2,737	15.8
Adjusted facility costs	32,007	34,133	(2,126)	(6.2)
Adjusted other	105,618	90,789	14,829	16.3
Adjusted total SG&A	$661,947	$598,579	$63,368	10.6%

	Nine Months Ended September 30,		Increase
As a % of gross profit	2016	2015	(Decrease)
Personnel	46.0%	46.0%	—	bp
Advertising	6.1	5.7	40
Rent	2.1	2.0	10
Adjusted facility costs	3.3	3.9	(60)
Adjusted other	11.0	10.2	80
Adjusted total SG&A	68.5%	67.8%	70	bp

Adjusted SG&A excludes a $1.1 million gain associated with the disposal of stores offset by a $1.9 million legal reserve adjustment for the nine-month period ended September 30, 2016. An $18.3 million charge associated with a transition agreement was excluded for both the three and nine-month periods ended September 30, 2015. Additionally, the nine-month period ended September 30, 2015 excludes a $5.9 million gain associated with the disposal of stores. See “Non-GAAP Reconciliations” for more details.

Adjusted SG&A as a percentage of gross profit in the three and nine-month period ended September 30, 2016 increased 160 basis points and 70 basis points, respectively, compared to the same periods of 2015. These increases were primarily due to increased advertising spend, as well as losses associated with reserve adjustments for hail storms, legal claims and our allowance for doubtful accounts.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Depreciation and amortization	$12,206	$10,531	$1,675	15.9%

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Depreciation and amortization	$36,372	$30,544	$5,828	19.1%

The increases in depreciation and amortization in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015 were primarily due to capital expenditures that occurred since September 30, 2015. We purchased previously leased facilities, built new facilities for open points, expanded and improved facilities subsequent to the acquisition of the stores, invested in improvements at our facilities and replaced equipment. These investments increase the amount of depreciable assets and amortizable expenses. In the full year of 2015 and the first nine months of 2016, we had capital expenditures of $83.2 million and $81.4 million, respectively.

Operating Income

Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating margin	4.1%	3.5%	4.0%	3.9%
Operating margin adjusted for non-core charges(1)	4.3%	4.6%	4.2%	4.3%

(1) See “Non-GAAP Reconciliations” for more details.

In the third quarter of 2016, our operating margin increased by 60 basis points compared to the same period of 2015 as increases in personnel and advertising expenses outpaced our gross profit growth. Adjusting for non-core charges, as detailed below in the Non-GAAP reconciliations section, adjusted operating margin decreased 30 basis points. We continue to focus on cost control, which allows us to leverage our cost structure in an environment of improving sales.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense increased $1.2 million and $4.0 million in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015 primarily as a result of increased average outstanding balances on our floor plan facilities due to increased inventory levels and increasing interest rates.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended September 30,			%
(Dollars in thousands)	2016	2015	Change	Change
Floor plan interest expense (new vehicles)	$6,186	$4,951	$1,235	24.9%
Floor plan assistance (included as an offset to cost of sales)	(12,044)	(11,245)	(799)	7.1
Net new vehicle carrying costs	$(5,858)	$(6,294)	$436	(6.9)%

	Nine Months Ended September 30,			%
(Dollars in thousands)	2016	2015	Change	Change
Floor plan interest expense (new vehicles)	$18,304	$14,255	$4,049	28.4%
Floor plan assistance (included as an offset to cost of sales)	(33,614)	(30,919)	(2,695)	8.7
Net new vehicle carrying costs	$(15,310)	$(16,664)	$1,354	(8.1)%

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Mortgage interest	$3,787	$3,430	$357	10.4
Other interest	1,939	1,584	355	22.4
Capitalized interest	(79)	(114)	(35)	(30.7)
Total other interest expense	$5,647	$4,900	747	15.2%

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Mortgage interest	$11,034	$9,786	$1,248	12.8%
Other interest	5,889	5,200	689	13.3
Capitalized interest	(315)	(286)	29	10.1
Total other interest expense	$16,608	$14,700	1,908	13.0%

The increases of $0.7 million and $1.9 million, respectively, in other interest expense in the three- and nine-month periods ended September 30, 2016 compared to the same periods of 2015 were primarily due to higher volumes of borrowing on our credit facility and higher mortgage interest due to additional mortgage financings and increased interest rates.

Other Expense, Net

Other expense, net primarily includes the gains and losses related to equity-method investments.

	Three Months Ended September 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Other Expense, net	$1,513	$307	$1,206	392.8%

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015	Increase	% Increase
Other Expense, net	$4,534	$1,031	$3,503	339.8%

Income Tax Provision

Our effective income tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Effective income tax rate	32.5%	30.7%	33.0%	31.1%
Effective income tax rate excluding tax credits generated through our equity-method investment and other non-core items(1)	39.3%	38.2%	39.3%	38.7%

(1) See “Non-GAAP Reconciliations” for more details.

Our effective income tax rate was 32.5%, 30.7%, 33.0% and 31.1% respectively for the three- and nine-month periods ended September 30, 2016 and 2015. These rates were positively affected by new markets tax credits that are generated through our equity-method investment with U.S. Bancorp Community Development Corporation.

Excluding the tax credits generated by our equity-method investment and adjusting for other non-core items, our effective tax rate would have been 39.3%, 38.2%, 39.3% and 38.7%, respectively, for the three- and nine-month periods ended September 30, 2016 and 2015.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations:

	Three Months Ended September 30, 2016
(Dollars in Thousands, Except per Share Amounts)	As reported	Equity- method investment	Adjusted
Asset impairment	$3,498	$(3,498)	$—
Operating income	93,423	3,498	96,921
Other (expense) income	(1,513)	2,066	553

Income before income taxes	$80,077	$5,564	$85,641
Income tax provision	(26,036)	(7,592)	(33,628)
Net income (loss)	$54,041	$(2,028)	$52,013

Diluted net income (loss) per share	$2.14	$(0.08)	$2.06
Diluted share count	25,290

	Three Months Ended September 30, 2015
(Dollars in thousands, except per share amounts)	As reported	Equity- method investment	Transition Agreement	Adjusted
Asset impairment	$4,131	$(4,131)	$—	$—
Selling, general and administrative	223,728	—	(18,296)	205,432
Operating income	72,797	4,131	18,296	95,224
Other (expense) income	(307)	1,731	—	1,424

Income before income taxes	$62,639	$5,862	$18,296	$86,797
Income tax provision	(19,248)	(7,414)	(6,507)	(33,169)
Net income (loss)	$43,391	$(1,552)	$11,789	$53,628

Diluted net income (loss) per share	$1.64	$(0.05)	$0.44	$2.03
Diluted share count	26,480

	Nine Months Ended September 30, 2016
(Dollars in thousands, except per share amounts)	As reported	Disposal gain on sale of store	Equity- method investment	Legal reserve adjustment	Adjusted
Asset impairment	$10,494	$—	$(10,494)	$—	$—
Selling, general and administrative	662,766	1,087	—	(1,906)	661,947
Operating income (loss)	256,847	(1,087)	10,494	1,906	268,160
Other (expense) income, net	(4,534)	—	6,197	—	1,663

Income (loss) before income taxes	$217,401	$(1,087)	$16,691	$1,906	$234,911
Income tax (provision) benefit	(71,662)	426	(20,374)	(747)	(92,357)
Net income (loss)	$145,739	$(661)	$(3,683)	$1,159	$142,554

Diluted net income (loss) per share	$5.69	$(0.03)	$(0.14)	$0.05	$5.57
Diluted share count	25,598

	Nine Months Ended September 30, 2015
(Dollars in thousands, except per share amounts)	As reported	Disposal gain on sale of stores	Asset impairment	Equity- method investment	Transition Agreement	Adjusted
Asset impairment	$14,391	$—	$(2,000)	$(12,391)	$—	$—
Selling, general and administrative	610,956	5,919	—	—	(18,296)	598,579
Operating Income (expense)	226,320	(5,919)	2,000	12,391	18,296	253,088
Other (expense) income, net	(1,031)	—	—	5,196	—	4,165

Income (loss) before income taxes	$196,334	$(5,919)	$2,000	$17,587	$18,296	$228,298
Income tax (provision) benefit	(61,067)	2,309	(780)	(22,316)	(6,507)	(88,361)
Net income (loss)	$135,267	$(3,610)	$1,220	$(4,729)	$11,789	$139,937

Diluted net income (loss) per share	$5.10	$(0.14)	$0.05	$(0.18)	$0.45	$5.28
Diluted share count	26,500

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

Available Sources

Below is a summary of our immediately available funds:

	As of September 30,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Cash and cash equivalents	$24,116	$32,707	$(8,591)	(26.3)%
Available credit on the credit facilities	122,138	163,029	(40,891)	(25.1)
Total current available funds	146,254	195,736	(49,482)	(25.3)
Estimated funds from unfinanced real estate	193,247	108,607	84,640	77.9
Total estimated available funds	$339,501	$304,343	$35,158	11.6%

Cash flows generated by operating activities and borrowings under our credit facility are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of September 30, 2016, our unencumbered owned operating real estate had a book value of $258 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $193 million at September 30, 2016; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2016	2015	in Cash Flow
Net cash provided by operating activities	$189,791	$106,922	$82,869
Net cash used in investing activities	(289,484)	(104,577)	(184,907)
Net cash provided by financing activities	78,801	464	78,337

Operating Activities

Cash provided by operating activities for the nine months ended September 30, 2016 increased $82.9 million compared to the same period of 2015, primarily related to changes in deferred income taxes, inventory, other assets, and accrued liabilities.

Borrowings from and repayments to our syndicated lending group related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory and the associated financing, we also consider our adjusted net cash provided by operating activities to include borrowings or repayments associated with our new vehicle floor plan credit facility.

Adjusted net cash provided by operating activities is presented below (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2016	2015	in Cash Flow
Net cash provided by operating activities – as reported	$189,791	$106,922	$82,869
Add: Net borrowings on floor plan notes payable, non-trade	93,817	36,204	57,613
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(88,147)	(7,490)	(80,657)
Net cash provided by operating activities – adjusted	$195,461	$135,636	$59,825

Inventories are the most significant component of our cash flow from operations. As of September 30, 2016, our new vehicle days supply was 65, or two days lower than our days supply as of December 31, 2015. Our days supply of used vehicles was 57 days as of September 30, 2016, or two days higher than our days supply as of December 31, 2015. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities

Net cash used in investing activities totaled $289.5 million and $104.6 million, respectively, for the nine-month periods ended September 30, 2016 and 2015. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities:

	Nine Months Ended September 30,		Decrease
(Dollars in thousands)	2016	2015	in Cash Flow
Capital expenditures	$(81,363)	$(62,159)	$(19,204)
Cash paid for acquisitions, net of cash acquired	(199,435)	(34,920)	(164,515)
Cash paid for other investments	(22,279)	(20,693)	(1,586)
Proceeds from sales of stores	11,837	12,966	(1,129)

Capital Expenditures

Below is a summary of our capital expenditure activities:

	Nine Months Ended September 30,
(Dollars in thousands)	2016	2015
Post-acquisition capital improvements	$37,714	$4,936
Facilities for open points	32	3,338
Purchases of previously leased facilities	27,381	8,964
Existing facility improvements	11,810	26,610
Maintenance	4,426	18,311
Total capital expenditures	$81,363	$62,159

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

Acquisitions

We focus on acquiring stores at attractive purchase prices that meet our return thresholds and strategic objectives. We look for acquisitions that diversify our brand and geographic mix as we continue to evaluate our portfolio to minimize exposure to any one manufacturer and achieve financial returns.

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by this transaction is recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Nine Months Ended September 30,
	2016	2015
Number of stores acquired	13	3
Number of stores opened	1	—
Number of franchises added	1	1

(Dollars in thousands)
Cash paid for acquisitions, net of cash acquired	$199,435	$34,920
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(88,147)	(7,490)
Cash paid for acquisitions, net of cash acquired – adjusted	$111,288	$27,430

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities

Net cash used in financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2016	2015	in Cash Flow
Cash provided by financing activities, as reported	$78,801	$464	$78,337
Adjust: cash used for payments on floor plan notes payable: non-trade	(93,817)	(36,204)	(57,613)
Cash used in financing activities – adjusted	$(15,016)	$(35,740)	$20,724

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2016	2015	in Cash Flow
Net borrowings (repayments) on lines of credit	$97,129	$(61,477)	$158,606
Principal payments on long-term debt, unscheduled	(5,903)	(9,189)	3,286
Proceeds from issuance of long-term debt	22,816	75,675	(52,859)
Repurchases of common stock	(108,597)	(24,198)	(84,399)
Dividends paid	(17,823)	(14,739)	(3,084)

Borrowing and Repayment Activity

During the first nine months of 2016, we raised net mortgage proceeds of $16.9 million, which was mainly used to fund acquisitions and repurchases of common stock. Our debt to total capital ratio, excluding floor plan notes payable, was 46.5% at September 30, 2016 compared to 44.4% at September 30, 2015.

Equity Transactions

On February 25, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. This authorization replaced the prior authorizations granted in August 2011 and July 2012, which included a limitation of the number of shares we were authorized to repurchase. We repurchased 1,360,323 shares of our Class A common stock at an average price of $79.69 per share in the first nine months of 2016. As of September 30, 2016, we had $197.4 million remaining available for repurchases and the authorization does not have an expiration date.

In the first nine months of 2016, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2016	$0.20	$5,151
May 2016	0.25	6,373
August 2016	$0.25	$6,299

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of September 30, 2016
(Dollars in thousands)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,351,940	$—	(1)
Floor plan notes payable	73,762	—
Used vehicle inventory financing facility	194,000	21,924	(2)
Revolving lines of credit	135,375	100,214	(2),(3)
Real estate mortgages	404,896	—
Other debt	19,594	—
Total debt	$2,179,567	$122,138

(1)	As of September 30, 2016, we had a $1.55 billion new vehicle floor plan commitment as part of our credit facility.
(2)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(3)	Available credit is based on the borrowing base amount effective as of September 30, 2016. This amount is reduced by $8.3 million for outstanding letters of credit.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of September 30, 2016, we had no balances in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 1.71% at September 30, 2016. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 1.96% and 2.21%, respectively, at September 30, 2016.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement			As of September 30, 2016
Current ratio	Not less than 1.10	to	1	1.22	to	1
Fixed charge coverage ratio	Not less than 1.20	to	1	2.61	to	1
Leverage ratio	Not more than 5.00	to	1	2.06	to	1
Funded debt restriction	Not to exceed $900 million			$425.9 million

As of September 30, 2016, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for new vehicles at certain stores and vehicles designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At September 30, 2016, $73.8 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 2.1% to 5.0% at September 30, 2016. The mortgages are payable in various installments through October 2034. As of September 30, 2016, we had fixed interest rates on 67% of our outstanding mortgage debt.

Our other debt includes capital leases, sellers’ notes and our equity contribution obligations associated with the new markets tax credit equity investment. The interest rates associated with our other debt ranged from 4.3% to 8.4% at September 30, 2016. This debt, which totaled $19.6 million at September 30, 2016, is due in various installments through December 2050.

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

These taxes may disproportionately affect us compared to other businesses and our competitors. We may not be able to pass these tax costs on to consumers and remain competitive. For example, in Oregon, there is a ballot measure proposed for the upcoming November election that would impose a 2.5% minimum tax on gross receipts of C corporations with Oregon sales in excess of $25 million. This tax cannot be offset by tax credits. We estimate the passage of this tax would increase our annual Oregon tax liability from approximately $3.3 million to approximately $34 million. This tax may have a disproportionate effect on us as certain Oregon dealers we compete against may not be organized as C corporations and would not be subject to this tax. New tax laws and regulations and changes to existing tax laws and regulations could materially and adversely affect our financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the third quarter of 2016:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans(1)	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)(1)
July	11,250	$78.65	11,250	$200,254
August	17,270	82.87	17,250	198,824
September	15,888	89.36	15,750	197,416
	44,408	$84.12	44,250	$197,416

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

10.1	Fourth Amendment to Amended and Restated Loan Agreement dated as of July 27, 2016 (incorporated by reference to exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2016)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2016	LITHIA MOTORS, INC.

By: /s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

By: /s/ John F. North III
John F. North III
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)