Form 10-Q/A
period 2016-09-30
LITHIA MOTORS INC
filed 2016-10-31
CIK 1023128

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	23,411,751
Class B common stock without par value	1,762,231
(Class)	Outstanding at October 28, 2016

Explanatory Note

The Quarterly Report on Form 10-Q for the period ended September 30, 2016, showed an incorrect number of Class A common stock outstanding at October 28, 2016. This amendment corrects the typographical error.

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

Date: October 31, 2016	LITHIA MOTORS, INC.

By: /s/ Christopher S. Holzshu
Christopher S. Holzshu
Senior Vice President,
Chief Financial Officer and Secretary
(Principal Financial Officer)

By: /s/ John F. North III
John F. North III
Vice President, Finance and Chief Accounting Officer
(Principal Accounting Officer)

3