Form 10-K
period 2016-12-31
LITHIA MOTORS INC
filed 2017-02-28
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

__________________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2016

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

__________________

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1,664,198 computed by reference to the last sales price ($71.07) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2016).

The number of shares outstanding of the Registrant’s common stock as of February 28, 2017 was: Class A: 23,911,176 shares and Class B: 1,262,231 shares.

Documents Incorporated by Reference

The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2017 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.

2016 FORM 10-K ANNUAL REPORT

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
•

Expected operating results, such as improved store performance; maintaining incremental throughput between 45% and 50%; continued improvement of selling, general and administrative (“SG&A”) expenses as a percentage of gross profit and all projections;

•	Anticipated integration, success and growth of acquired stores;
•	Anticipated ability to capture additional market share;
•	Anticipated ability to find accretive acquisitions;
•	Expected revenues from acquired stores;
•	Anticipated additions of dealership locations to our portfolio in the future;
•	Anticipated availability of liquidity from our unfinanced operating real estate;
•	Anticipated levels of capital expenditures in the future; and
•	Our strategies for customer retention, growth, market position, financial results and risk management.

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

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of February 28, 2017, we offered 30 brands of new vehicles and all brands of used vehicles in 154 stores in the United States and online at Lithia.com, DCHauto.com and CarboneCars.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell vehicle service contracts, vehicle protection products and credit insurance.

Our dealerships are located across the United States. We seek domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment.

The following table sets forth information about stores that were part of our continuing operations as of December 31, 2016:

State	Number of Stores	Percent of 2016 Revenue
California	35	22.5%
Oregon	25	16.7
New Jersey	11	14.0
Texas	16	13.1
Montana	11	6.1
Washington	8	5.3
Alaska	9	4.8
New York	10	4.2
Nevada	4	3.0
Idaho	4	2.7
Iowa	7	2.6
Hawaii	5	2.0
North Dakota	3	1.3
New Mexico	2	0.8
Massachusetts	1	0.5
Vermont	2	0.3
Wyoming	1	0.1
Total	154	100.0%

Business Strategy and Operations

Our mission statement is: “Driven by our employees and preferred by our customers, Lithia is the leading automotive retailer in each of our markets.” We offer customers convenient personalized service combined with the large company advantages of selection, competitive pricing and broad access to financing and warranties. We strive for diversification in our products, services, brands and geographic locations to manage market risk and to maintain profitability. We have developed a centralized support structure to reduce store level administrative functions. This allows store personnel to focus on providing a positive customer experience. With our performance management strategy, standardized information systems and centrally and regionally-performed administrative functions, we seek to gain economies of scale from our dealership network.

We offer a variety of luxury, import and domestic new vehicle brands and models, reducing our dependence on any one manufacturer and our susceptibility to changing consumer preferences. Encompassing economy and luxury cars, sport utility vehicles (SUVs), crossovers, minivans and trucks, we believe our brand mix is well-suited to what customers demand in the markets we serve. Our new vehicle unit mix of 55% import, 33% domestic and 12% luxury compares to the national market mix of 47%, 45% and 8%, respectively, for the year ended December 31, 2016.

We have centralized many administrative functions to streamline store-level operations. Accounts payable, accounts receivable, credit and collections, accounting and taxes, payroll and benefits, information technology, legal, human resources, personnel development, treasury, cash management, advertising and marketing are all centralized at our corporate headquarters or regional accounting processing centers. The reduction of administrative functions at our stores allows our local managers to focus on customer-facing opportunities to generate increased revenues and gross profit. Our operations are supported by our dedicated training and personnel development program, which shares best practices across our dealership network and seeks to develop management talent.

Operations are structured to promote an entrepreneurial environment at the dealership level. Each store’s general manager and department managers, with assistance from regional and corporate management, are responsible for developing successful retail plans in their local markets. They are responsible for driving dealership operations, personnel development, manufacturer relationships, store culture and financial performance.

During 2016, we focused on achieving our mission through acquisitions and organic growth within our existing stores.

During 2016, we purchased 15 stores, one franchise and opened one new store. We invested $140.2 million, net of floor plan debt, to acquire these stores and we expect these acquisitions to add over $1.1 billion in annual revenues. Additionally, these acquisitions allow us to maintain an appropriate franchise mix and leverage our cost structure. We focus on successfully integrating acquired stores to achieve targeted returns.

We also organically grew our existing stores in 2016 by:

•	increasing revenues in all core business lines;
•	capturing a greater percentage of overall new vehicle sales in our local markets;
•

capitalizing on a used vehicle market that is approximately three times larger than the new vehicle market by increasing sales of manufacturer certified pre-owned used vehicles; late model, lower-mileage vehicles; and value autos, which are older, higher mileage vehicles; and

•	growing our service, body and parts revenues as units in operation increase.

We target SG&A as a percentage of gross profit in the upper 60% range and monitor how efficiently we leverage our cost structure by evaluating throughput. Throughput is calculated as the percentage of incremental gross profit dollars we retain after deducting increases in SG&A expense. For the years ended December 31, 2016 and 2015, our incremental throughput was 29.7% and 29.6%, respectively. Adjusting for non-core items, our adjusted throughput in 2016 and 2015 was 22.1% and 31.5%, respectively. See “Non-GAAP Reconciliations” for additional information.

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

As noted above, we acquired 15 stores and one franchise and opened one new store in 2016; we acquired six stores and one franchise, and opened one new store in 2015. Adjusting to exclude these locations and other non-core adjustments, our throughput contribution on a same store basis was 24% and 48% for the years ended December 31, 2016 and 2015, respectively. Increasing advertising spend and insurance cost, which outpaced gross profit growth, were the primary reasons we underperformed our throughput target. We continue to target a same store throughput contribution of 45% to 50% in 2017.

We evaluate how to allocate capital, including returning cash to our investors and investing in our stores. During 2016, we paid $24.1 million in dividends and spent $112.9 million to repurchase 1.4 million shares, or approximately 6% of total outstanding shares. We also invested in our store operations, making $100.8 million in capital expenditures. We continue to manage our liquidity and available cash to prepare for future acquisition opportunities. As of December 31, 2016, we had $188.4 million in available funds in cash and availability on our credit facilities, with an estimated additional $168 million available if we financed our unencumbered owned real estate.

New Vehicles

In 2016, we sold 145,772 new vehicles, generating 22.2% of our gross profit for the year. New vehicle sales have the potential to create incremental future profit opportunities through certain manufacturer incentive programs, resale of used vehicles acquired through trade-in, arranging of third-party financing, vehicle service and insurance contracts, and future service and repair work.

In 2016, we represented 30 domestic and import brands ranging from economy to luxury cars, SUVs, crossovers, minivans and light trucks.

Manufacturer	Percent of 2016 New Vehicle Revenue	Percent of 2016 New Vehicle Gross Profit
Chrysler, Jeep, Dodge, Ram, Alfa Romeo	20.3%	20.8%
Honda, Acura	17.0	17.0
Toyota	15.8	15.8
Chevrolet, Cadillac, GMC, Buick	11.8	11.5
BMW, MINI	8.6	8.9
Ford, Lincoln	6.7	6.3
Subaru	5.2	4.8
Volkswagen, Audi	3.8	3.6
Nissan	3.0	3.2
Mercedes, Smart	2.6	2.6
Hyundai	2.0	2.5
Lexus	1.3	1.2
Kia	1.1	1.1
Mazda	0.3	0.2
Porsche	0.2	0.2
Fiat	0.2	0.2
Volvo	0.1	0.1
Mitsubishi	—	— *
Total	100.0%	100.0%

* Less than 0.1%

We purchase our new car inventory directly from manufacturers, who generally allocate new vehicles to stores based on availability, monthly sales levels and market area demand. Accordingly, we rely on the manufacturers to provide us with vehicles that meet consumer demand at suitable locations, with appropriate quantities and prices. However, if high demand vehicles, or vehicles with certain option configurations are in short supply, we attempt to exchange vehicles with other automotive retailers and between our own stores to accommodate customer demand and to balance inventory.

Used Vehicles

At each new vehicle store, we also sell used vehicles. In 2016, we sold 113,498 retail used vehicles, which generated 20.3% of our gross profit.

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

Our near-term goal for used vehicles is to retail an average of 75 units per store per month. As of December 31, 2016, our stores sold an annualized average of 66 retail used units per month. We believe used vehicle sales represent a significant area for organic growth. As new vehicle sales growth rates return to average historical levels and we continue our focus on growing used retail sales, we believe our target is achievable.

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

Vehicle Financing, Service Contracts and Other Products

As part of the vehicle sales process, we assist in arranging customer vehicle financing options as well as offering extended warranties, insurance contracts and vehicle and theft protection products. The sale of these items generated 25.4% of our gross profit in 2016.

We believe that arranging vehicle financing is an important part of our ability to sell vehicles and related products and services. Our sales personnel and finance and insurance managers receive training in securing customer financing and possess extensive knowledge of available financing alternatives. We attempt to arrange financing for every vehicle we sell and we offer customers financing on a “same day” basis, giving us an advantage, particularly over smaller competitors who do not generate enough sales to attract our breadth of finance sources.

We earn a commission on each finance, service and insurance contract we write and subsequently sell to a third-party. We normally arrange financing for customers by selling the contracts to outside sources on a non-recourse basis to avoid the risk of default.

We arranged vehicle financing on 76.0% of the vehicles we sold during 2016. Our presence in multiple markets and changes in technology surrounding the credit application process have allowed us to utilize a larger network of lenders across a broader geographic area. Additionally, we continue to see the availability of consumer credit expand with lenders increasing the loan-to-value amount available to most customers. These shifts afford us the opportunity to sell additional or more comprehensive products, while remaining within a loan-to-value framework acceptable to our lenders.

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

We offer a lifetime lube, oil and filter (“LOF”) service, which, in 2016, was purchased by 26.0% of our total new and used vehicle buyers. This service, where customers prepay for their LOF services, helps us retain customers by building customer loyalty and provides opportunities for selling additional routine maintenance items and generating repeat service business. In 2016, we sold an average of $62 of additional maintenance on each lifetime oil service we performed.

Service, Body and Parts

In 2016, our service, body and parts operations generated 31.5% of our gross profit. Our service, body and parts operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service for the new vehicle brands sold by our stores, as well as service and repair most other makes and models.

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

We believe body shops provide an attractive opportunity to grow our business, and we continue to evaluate potential locations to expand. We currently operate 22 collision repair centers: five in each Oregon and Texas; two each in Idaho, New York and Washington; and one each in Alaska, Iowa, Montana, Nevada, Vermont and Wyoming.

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

To increase awareness and traffic at our stores, we use a combination of traditional, digital and social media to reach potential customers. Total advertising expense, net of manufacturer credits, was $81.4 million in 2016, $69.9 million in 2015 and $46.7 million in 2014. In 2016, approximately 32% of those funds were spent in traditional media and 68% were spent in digital and owner communications and other media outlets. In all of our communications, we seek to convey the promise of a positive customer experience, competitive pricing and wide selection.

Certain advertising and marketing expenditures are offset by manufacturer cooperative programs which require us to submit requests for reimbursement to manufacturers for qualifying advertising expenditures. These advertising credits are not tied to specific vehicles and are earned as qualifying expenses are incurred. These reimbursements are recognized as a reduction of advertising expense. Manufacturer cooperative advertising credits were $20.3 million in 2016, $19.8 million in 2015 and $16.3 million in 2014.

Many people now shop online before visiting our stores. We maintain websites for all of our stores and corporate sites (Lithia.com, DCHAuto.com and CarboneCars.com), to generate customer leads for our stores. We also support a corporate site (LithiaMotors.com) which provides our communities, investors, employees and recruits additional information about our company.

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

Mobile traffic now accounts for over 50% of our web traffic and all of our sites utilize responsive technology to enhance the mobile and tablet experience. We are working with our stores and manufacturer partners to develop additional tools that enable customers to complete as much of the vehicle buying process online before arriving at our stores: saving them time, improving their experience and increasing our productivity.

We post our inventory on major new and used vehicle listing services (cars.com, autotrader.com, kbb.com, edmunds.com, craigslist, and hundreds of local webpages) to reach online shoppers. We also employ search engine optimization, search engine marketing, online display and re-targeting as well as video pre-roll to reach more online prospects.  We also encourage our stores to dedicate a larger share of their advertising spend to promoting service and repair work as we focus on customer acquisition and the value of customer retention.

Social influence marketing represents a cost-effective method to enhance our corporate reputation, our stores’ reputations, and increase vehicle sales and service. We deploy tools and training to our employees in ways that will help us listen to our customers and create more advocates for Lithia, DCH and Carbone.

We also encourage our stores to give back to their local communities through financial and non-financial participation in local charities and events. Through Lithia4Kids and DCH's sponsorship of The National Teen Safe Driving Foundation, our initiatives to increase employee volunteerism and community involvement, we focus the impact of our contributions on projects that support opportunities and the safety and development of young people.

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

Competition

The retail automotive business is highly competitive. Currently, there are approximately 16,700 dealers in the United States, many of whom are independent stores managed by individuals, families or small retail groups. We compete primarily with other automotive retailers, both publicly- and privately-held.

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

Our financing activities with customers are subject to numerous federal, state and local laws and regulations. In recent years, there has been an increase in activity related to oversight of consumer lending by the Consumer Financial Protection Bureau ("CFPB"), which has broad regulatory powers. The CFPB does not have direct authority over automotive dealers; however, its regulation of larger automotive finance companies and other financial institutions could affect our financing activities. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals, a class of individuals, or governmental entities. These claims may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct store operations and fines.

The vehicles we sell are also subject to rules and regulations of various federal and state regulatory agencies.

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

We incur certain costs to comply with environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of such compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework. We may become aware of minor contamination at certain of our facilities, and we conduct investigations and remediation at properties as needed. In certain cases, the current or prior property owner may conduct the investigation and/or remediation or we have been indemnified by either the current or prior property owner for such contamination. We do not currently expect to incur significant costs for remediation. However, no assurances can be given that material environmental commitments or contingencies will not arise in the future, or that they do not already exist but are unknown to us.

Employees

As of December 31, 2016, we employed approximately 11,170 persons on a full-time equivalent basis.

Seasonality and Quarterly Fluctuations

Historically, our sales have been lower during the first quarter of each year due to consumer purchasing patterns during the holiday season and inclement weather in certain of our markets. Our franchise diversification and cost controls have moderated this seasonality. However, if conditions occur that weaken automotive sales, such as severe weather in the geographic areas in which our dealerships operate, war, high fuel costs, depressed economic conditions including unemployment or weakened consumer confidence or similar adverse conditions, our revenues for the year may be disproportionately adversely affected.

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

Our business is heavily dependent on consumer demand and preferences. A downturn in overall levels of consumer spending may materially and adversely affect our revenues. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Economic conditions may be anemic for an extended period of time, or deteriorate in the future. This would have a material adverse effect on our retail business, particularly sales of new and used automobiles.

Our operations are geographically concentrated and our business may be adversely affected by unfavorable conditions in our local markets, even if those conditions are not prominent nationally.

Our performance is subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships are currently located in limited markets in 17 states, with sales in the top three states accounting for approximately 53% of our revenue in 2016. Our results of operations, therefore, depend substantially on general economic conditions, consumer spending levels and other factors in those markets and could be materially adversely affected to the extent these markets experience sustained economic downturns regardless of improvements in the U.S. economy overall.

Natural disasters and adverse weather conditions can disrupt our business.

Our dealerships are in states and regions in the U.S. in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, landslides, wind and/or hail storms) or other extraordinary events have in the past, and may in the future, disrupt our dealership operations. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations.

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

In late 2015, Volkswagen and related entities admitted utilizing software in certain diesel engine vehicles to detect when they were being emissions tested and to temporarily change performance to improve results. According to Automotive News, as of February 1, 2017, Volkswagen has agreed to spend up to $25 billion to settle claims associated with emissions and excess pollution with owners, dealers, environmental regulators and U.S. states. Bosch, one of the largest suppliers of car parts, has agreed to pay claims up to $163 million associated with similar claims and faces additional investigation on parts supplied to Fiat Chrysler vehicles.

The current and future impact on Volkswagen’s operations, consumer reputation and future vehicle demand is unclear, as is the effect on our business for the Volkswagen, Audi and Porsche brands. Lithia currently operates six Volkswagen, four Audi and one Porsche stores, and approximately 3% of 2016 and 2015 new vehicle unit sales were within these brands. Changes in demand for Volkswagen, Audi and Porsche vehicles could significantly affect our business from those brands. Certain of the Company’s related entities that operate its Volkswagen, Audi and Porsche stores have been named as defendants or otherwise served in certain putative class actions filed by automobile owners against dealerships selling these brands. The Company has tendered defense of these cases to the manufacturers, and the manufacturers have honored their contractual defense and indemnity obligations to date.

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

A significant portion of the vehicles we sell are manufactured outside the U.S., and all of the vehicles we sell include parts manufactured outside the U.S. As a result, our operations are subject to customary risks of importing merchandise, including import duties, exchange rates, trade restrictions, work stoppages, transportation costs, natural or man-made disasters, and general political and socio-economic conditions in other countries. The U.S. or the countries from which our products are imported, may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices. Changes in U.S. trade policies, including the North American Free Trade Agreement or policies intended to penalize foreign manufacturing or imports, and policies of foreign countries in reaction to those changes could increase the prices we pay for some of the new vehicles and parts we sell. Any changes that increase the costs of vehicles and parts generally, to the extent passed on to customers, could negatively affect customer demand and our revenues and profitability. If not passed on to our customers, any cost increases will adversely affect our profitability. Any cost increase that disproportionately applies to manufacturers that sell to us could adversely affect our business compared to other automobile retailers. Fluctuations of the U.S. dollar against foreign currencies in the future may result in an increase in costs to us and in the retail price of such vehicles or parts, which could discourage consumers from purchasing such vehicles and adversely impact our profitability.

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

We are subject to federal, state and local laws and regulations in the 17 states in which we operate. New laws and regulations are enacted on an ongoing basis. With the number of stores we operate, the number of personnel we employ and the large volume of transactions we handle, it is likely that technical mistakes will be made. These regulations affect our profitability and require ongoing training. Current practices in stores may become prohibited. We are responsible for ensuring that continued compliance with laws is maintained. If there are unauthorized activities, the state and federal authorities have the power to impose civil penalties and sanctions, suspend or withdraw dealer licenses or take other actions. These actions could materially impair our activities or our ability to acquire new stores in those states where violations occurred. Further, private causes of action on behalf of individuals or a class of individuals could result in significant damages or injunctive relief.

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

Our financing activities are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations, as well as state and local motor vehicle finance laws, installment finance laws, insurance laws, usury laws and other installment sales laws and regulations. Some states regulate finance, documentation and administrative fees that may be charged in connection with vehicle sales. Claims arising out of actual or alleged violations of law may be asserted against us or our dealerships by individuals or governmental entities and may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct dealership operations and fines. In recent years, private plaintiffs and state attorneys general in the U.S. have increased their scrutiny of advertising, sales, and finance and insurance activities in the sale and leasing of motor vehicles. These activities have led many lenders to limit the amounts that may be charged to customers as fee income for these activities. If these or similar activities were to significantly restrict our ability to generate revenue from arranging financing for our customers, we could be adversely affected.

The Dodd-Frank Wall Street Reform and Consumer Protection Act established the CFPB, which has broad regulatory powers. Although the CFPB may not exercise its authority over an automotive dealer that is predominantly engaged in the sale and servicing of motor vehicles, the leasing and servicing of motor vehicles, or both, the Dodd-Frank Act and future regulatory actions by this bureau could lead to additional, indirect regulation of automotive dealers through its regulation of automotive finance companies and other financial institutions, and it could affect our arrangements with lending sources.

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

Breaches in our data security systems or in systems used by our vendor partners, including cyber-attacks or unauthorized data distribution by employees or affiliated vendors, or disruptions to access and connectivity of our information systems could impact our operations or result in the loss or misuse of customers’ proprietary information.

Our information technology systems are important to operating our business efficiently. We employ information technology systems, including websites, that allow for the secure handling and processing of customers’ proprietary information. The failure of our information technology systems, and those of our partner software and technology vendors, to perform as we anticipate could disrupt our business and could expose us to a risk of loss or misuse of this information, litigation and potential liability.

In addition, our customers have an expectation that we will adequately protect their information from cyber-attack or other security breaches. A significant breach of customer, employee or other data could attract a substantial amount of media attention, damage our customer relationships and reputation and result in lost sales, fines, or lawsuits.

Our information technology systems, and those of our vendors, may be vulnerable to data protection breaches and cyber-attacks beyond our control and we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. There are numerous opportunities for a data-security breach, including cyber-security breaches, burglary, lost or misplaced data, scams, misappropriation of data by employees, vendors or unaffiliated third parties, computer viruses, human errors, programming errors, vandalism, and other events. We invest in reasonable commercial security technology to protect our data and business processes against many of these risks. We also purchase insurance to mitigate the potential financial impact of many of these risks. Despite these precautions, we cannot assure that a breach will not occur and any breach or attack could have a negative impact on our operations or business reputation.

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

Manufacturers

We are required to obtain consent from the applicable manufacturer prior to the acquisition of a franchised store. In determining whether to approve an acquisition, a manufacturer considers many factors, including our financial condition, ownership structure, the number of stores currently owned and our performance with those stores. Obtaining manufacturer approval of acquisitions also takes a significant amount of time, typically 60 to 90 days. In the past, manufacturers have not consented to our purchase of franchised stores due to the performance of existing stores. We cannot assure you that manufacturers will approve future acquisitions timely, if at all, which could significantly impair the execution of our acquisition strategy.

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

Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims-handling expenses. Costs in excess of these retained risks may be insured under various contracts with third-party insurance carriers. As of December 31, 2016, we had total reserve amounts associated with these programs of $32.8 million.

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

Our indebtedness and lease obligations could materially adversely affect our financial health, limit our ability to finance future acquisitions and capital expenditures and prevent us from fulfilling our financial obligations. Much of our debt is secured by a substantial portion of our assets. Much of our debt has a variable interest rate component that may significantly increase our interest costs in a rising rate environment.

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

In addition, our loan agreements contain covenants that limit our discretion with respect to business matters, including incurring additional debt, granting additional security interests in our assets, acquisition activity, disposing of assets and other business matters. Other covenants are financial in nature, including current ratio, fixed charge coverage and leverage ratio calculations. A breach of any of these covenants could result in a default under the applicable agreement. In addition, a default under one agreement could result in a default and acceleration of our repayment obligations under the other agreements under the cross-default provisions in such other agreements.

We have granted in favor of certain of our lenders and other secured parties, including those under our $2.05 billion revolving syndicated credit facility, a security interest in a substantial portion of our assets. If we default on our obligations under those agreements, the secured parties may be able to foreclose upon their security interests and otherwise be entitled to obtain or control those assets.

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

In addition, the lenders' obligations to make loans or other credit accommodations under certain credit agreements is subject to the satisfaction of certain conditions precedent including, for example, that our representations and warranties in the agreement are true and correct in all material respects as of the date of the proposed credit extension. If any of our representations and warranties in those agreements are not true and correct in all material respects as of the date of a proposed credit extension, or if other conditions precedent are not satisfied, we may not be able to request new loans or other credit accommodations under those credit facilities, which could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

As of December 31, 2016, approximately 88% of our total debt was variable rate. The majority of our variable rate debt is indexed to the one-month LIBOR rate. The current interest rate environment is at historically low levels, and interest rates will likely increase in the future. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows.

We may not be able to satisfy our debt obligations upon the occurrence of a change in control or another event of default under our credit agreement.

Upon the occurrence of a change in control or another event of default as defined in our credit agreement, the agent under the credit agreement will have the right to declare all outstanding obligations immediately due and payable and to terminate the availability of future advances to us. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under the credit agreement in the event of a change in control or fundamental change. In the event we were unable to satisfy these obligations, it could have a material adverse impact on our business and our common stock holders. A "change in control" as defined in our credit agreement includes, among other events, the acquisition by any person, or two or more persons acting in concert, in either case other than Lithia Holdings Company, L.L.C., Sid DeBoer or Bryan DeBoer, of beneficial ownership (within the meaning of Rule 13d-3 of the SEC under the Securities Exchange Act of 1934) of 20% or more of the outstanding shares of our voting stock on a fully diluted basis.

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

Our success depends to a significant degree on the efforts and abilities of our senior management. Further, we have identified Bryan B. DeBoer in most of our store franchise agreements as the individual who controls the franchises and upon whose financial resources and management expertise the manufacturers may rely when awarding or approving the transfer of any franchise. If we lose these key personnel, our business may suffer.

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

Significant voting control is currently held by Sidney B. DeBoer, who may have interests different from our other shareholders. Further, 1.3 million shares of the approximately 1.3 million shares of our Class B common stock held by Lithia Holding Company, LLC (“Lithia Holding”) are pledged to secure indebtedness of Lithia Holding. The failure to repay the indebtedness could result in the sale of such shares and the loss of this significant voting control.

Sidney B. DeBoer, our Founder and Chairman of the Board, is the sole managing member of Lithia Holdings, which holds all of the outstanding shares of our Class B common stock. A holder of Class B common stock is entitled to ten votes for each share held, while a holder of Class A common stock is entitled to one vote per share held. On most matters, the Class A and Class B common stock vote together as a single class. As of February 28, 2017, Lithia Holding controlled, and Mr. DeBoer had the authority to vote, approximately 35% of the aggregate number of votes eligible to be cast by shareholders for the election of directors and most other shareholder actions. This amount of voting control may make certain changes in control or transactions more difficult. The interests of Mr. DeBoer may not always coincide with our interests as a company or the interests of other shareholders.

Lithia Holding has pledged 1.3 million shares of our Class B common stock to secure a loan from U.S. Bank National Association. If Lithia Holding is unable to repay the loan, the bank could foreclose on the Class B common stock, which would result in the automatic conversion of such shares to Class A common stock. The market price of our Class A common stock could decline if the bank foreclosed on the pledged stock and subsequently sold such stock in the open market.

Our business is seasonal, and events occurring during seasons in which revenues are typically higher may disproportionately affect our results of operations and financial condition.

Historically, our sales have been lower during the first quarter of each year due to consumer purchasing patterns during the holiday season and inclement weather in certain of our markets. More recently our franchise diversification and cost controls have moderated this seasonality. However, if conditions occur that weaken automotive sales, such as severe weather in the geographic areas in which our dealerships operate, war, high fuel costs, depressed economic conditions including unemployment or weakened consumer confidence or similar adverse conditions, our revenues for the year may be disproportionately adversely affected.

Risks related to investing in our Class A common stock

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our stores and other facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, automobile storage lots, parking lots and offices located in the states listed under the caption Overview in Item 1. We believe our facilities are currently adequate for our needs and are in good repair. Some of our facilities do not currently meet manufacturer image or size requirements and we are actively working to find a mutually acceptable outcome in terms of timing and overall cost. We own our corporate headquarters in Medford, Oregon, and numerous other properties used in our operations. Certain of our owned properties are mortgaged. As of December 31, 2016, we had outstanding mortgage debt of $428.4 million. We also lease certain properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases provide us the option to renew the lease for one or more lease extension periods. We also hold certain vacant facilities and undeveloped land for future expansion.

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

In Re Lithia Motors Derivative Litigation

On December 14, 2015, Shiva Y. Stein, a Lithia shareholder, filed derivative claims on behalf of Lithia against its Board of Directors (the “Board”), listing Lithia as a nominal defendant. The case, Stein v. DeBoer, et al., Case No. 15CV33696, is pending in the Circuit Court of the State of Oregon for Marion County. Ms. Stein’s claims relate to the adoption of a transition agreement between Lithia and Sidney B. DeBoer, as disclosed in a Current Report on Form 8-K filed September 16, 2015. Ms. Stein alleges that Lithia's directors breached their fiduciary duties of loyalty and due care, and wasted corporate assets, when they approved the agreement with Mr. DeBoer. Ms. Stein also alleges a claim against Sidney B. DeBoer, asserting that he has been unjustly enriched by the agreement. Ms. Stein is seeking relief in the amount of damages allegedly sustained by Lithia as a result of the alleged breaches of fiduciary duty and alleged corporate waste, disgorgement and imposition of a constructive trust on all property and profits Sidney B. DeBoer received as a result of the alleged wrongful conduct, and an award of the costs and disbursements of the lawsuit, including reasonable attorney fees, costs, and expenses. The Board and Mr. DeBoer filed Motions to Dismiss the Stein suit on February 26, 2016.

On February 12, 2016, Marty A. Jessos, a Lithia shareholder, also filed derivative claims on behalf of Lithia against the Board, listing Lithia as a nominal defendant. The case, Jessos v. DeBoer, et al., Case No. 16CV04181, was filed in the Circuit Court of the State of Oregon for Multnomah County. The Jessos suit involves the same subject matter and alleges substantially the same facts, claims, and causes of action as the Stein suit. On March 22, 2016, the Jessos suit was transferred to Marion County Circuit Court. On April 4, 2016, the parties filed a Stipulation and [Proposed] Order of Consolidation in the Stein suit to consolidate both Stein and Jessos under the Stein suit, Case No. 15CV33696. On April 4, 2016, the Court signed the consolidation order. The case is now known as In re Lithia Motors Derivative Litigation, Case No. 15CV33696. Plaintiffs filed their consolidated complaint on April 15, 2016.

The Board and Mr. DeBoer filed Motions to Dismiss the consolidated complaint on May 10, 2016. The Court issued its ruling on the Motions on August 12, 2016. The Court determined that a majority of the Board was independent, but also that Plaintiffs alleged sufficient facts to withstand the Motions to Dismiss. For that reason, the Court denied the Board’s and Mr. DeBoer’s Motions. The Board and Mr. DeBoer filed their Answers to the consolidated complaint on October 10, 2016. The parties engaged in discovery, including depositions, and the Board and Mr. DeBoer filed Motions for Summary Judgment on December 29, 2016, which is pending.  Although we do not anticipate that the resolution of this legal proceeding will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

California Wage and Hour Litigations

In June 2012, Mr. Robles and Mr. Laredo brought claims against DCH Tustin Acura (Robles v. Tustin Motors, Inc., Case No. 30-2012-00579414, filed in the Superior Court of California, Orange County) alleging that the employer underpaid technicians in light of California Wage Order provisions that require an employer to pay at least two times the minimum wage for each hour worked if the employee is required to bring his or her own tools. The complaint was amended in late 2013 to include allegations that the employer failed to pay technicians for non-productive time and/or time spent performing tasks not compensated by the flat-rate compensation system; off-the-clock time worked; and wages due at termination. The amended complaint also alleged that the employer failed to provide technicians accurate and complete wage statements; and statutory meal and rest periods. Plaintiffs are seeking relief on behalf of all employees at all DCH Auto Group dealerships in California. Plaintiffs also seek attorney fees and costs. These Plaintiffs (and several other former technicians in separate-but-partially-overlapping actions) also seek relief under California’s Private Attorney General Action (PAGA) provisions, which allow private plaintiffs to recover civil penalties on behalf of the State of California. DCH successfully compelled arbitration based on arbitration agreements between these claimants and the employer, although certain representative claims were excluded and stayed pending arbitration.

During the pendency of Robles, related cases were filed that made substantially similar technician claims including Holzer (see below). DCH and the Robles claimants settled their individual claims in mediation in 2015. In April 2016, DCH and all technician plaintiffs in Robles and the related cases agreed in principle to settle the representative claims, although this settlement has not yet been approved by the California courts as expressly contemplated by the parties and required by applicable law as a condition of the agreed release of claims. DCH Auto Group (USA) Limited must indemnify Lithia Motors, Inc. for losses related to this claim pursuant to the stock purchase agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited dated June 14, 2014. As a result, we believe the exposure related to this lawsuit, when considered in relation to the terms of the stock purchase agreement, is immaterial to our financial statements.

In August 2014, Ms. Holzer filed a complaint in the Central District of California (Holzer v. DCH Auto Group (USA) Inc., Case No. BC558869) alleging that her employer, an affiliate of DCH Auto Group (USA) Inc., failed to provide vehicle finance and sales persons, service advisors, and other clerical and hourly workers accurate and complete wage statements; and statutory meal and rest periods. The complaint also alleges that the employer failed to pay these employees for off-the-clock time worked; and wages due at termination. Plaintiffs also seek attorney fees and costs. DCH has sought to compel arbitration based on Plaintiffs’ arbitration agreements. Plaintiffs (and several other employees in separate actions) are seeking relief under California’s PAGA provisions.

During the pendency of Holzer, related cases were filed that made substantially similar non-technician claims.  DCH and all non-technican claimants settled their individual claims in mediation in 2017. In January 2017, DCH and all non-technician plaintiffs agreed in principle to settle the representative claims, although this settlement has not yet been approved by the California courts as expressly contemplated by the parties and required by applicable law as a condition of the agreed release of claims. DCH Auto Group (USA) Limited must indemnify Lithia Motors, Inc. for losses related to this claim pursuant to the stock purchase agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited dated June 14, 2014. As a result, we believe the exposure related to this lawsuit, when considered in relation to the terms of the stock purchase agreement, is immaterial to our financial statements.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends

Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2015 and 2016:

2015	High	Low
First quarter	$100.25	$79.84
Second quarter	117.14	95.98
Third quarter	122.01	98.29
Fourth quarter	126.56	102.01

2016
First quarter	$105.38	$72.30
Second quarter	93.16	68.70
Third quarter	95.67	69.36
Fourth quarter	101.89	75.85

The number of shareholders of record and approximate number of beneficial holders of Class A common stock as of February 28, 2017 was 536 and 31,901, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company, LLC. Sidney B. DeBoer Trust U.T.A.D. January 30, 1997 (Trust) is the manager of Lithia Holding Company, L.L.C., and Sidney DeBoer, as the trustee of the Trust, has the authority to vote all of the issued and outstanding shares of our Class B common stock.

Dividends declared on our Class A and Class B common stock during 2014, 2015 and 2016 were as follows:

Quarter declared:	Dividend amount per share	Total amount of dividend (in thousands)
2014
First quarter	$0.13	$3,378
Second quarter	0.16	4,179
Third quarter	0.16	4,174
Fourth quarter	0.16	4,198
2015
First quarter	$0.16	$4,216
Second quarter	0.20	5,266
Third quarter	0.20	5,257
Fourth quarter	0.20	5,246
2016
First quarter	$0.20	$5,151
Second quarter	0.25	6,373
Third quarter	0.25	6,299
Fourth quarter	0.25	6,308

Equity Compensation Plan Information

Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Repurchases of Equity Securities

We made the following repurchases of our common stock during the fourth quarter of 2016:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)(1)
October	15,851	$92.04	15,750	$195,944
November	15,750	85.50	15,750	194,597
December	15,750	97.50	15,750	193,061
Total(2)	47,351	91.68	47,250	193,061

(1)

In February 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. Through December 31, 2016, we have repurchased 713,725 shares at an average price of $79.74 per share. This authority to repurchase shares does not have an expiration date.

(2)	Includes 101 shares repurchased in association with tax withholdings on the vesting of RSUs.

Stock Performance Graph

The following line-graph shows the annual percentage change in the cumulative total returns for the past five years on an assumed $100 initial investment and reinvestment of dividends, on (a) Lithia Motors, Inc.’s Class A common stock; (b) the Russell 2000; and (c) an auto peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive and Asbury Automotive Group, the only other comparable publicly traded automobile dealerships in the United States as of December 31, 2016. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the Russell 2000. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base Period	Indexed Returns for the Year Ended
Company/Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Lithia Motors, Inc.	$100.00	$174.47	$325.79	$410.18	$508.29	$466.73
Auto Peer Group	100.00	124.40	168.44	200.51	184.03	180.50
Russell 2000	100.00	116.39	161.57	169.48	162.00	196.52

Item 6. Selected Financial Data

You should read the Selected Financial Data in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information contained elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share amounts)	Year Ended December 31,
Consolidated Statements of Operations Data:	2016	2015	2014	2013	2012
Revenues:
New vehicle	$4,938,436	$4,552,301	$3,077,670	$2,256,598	$1,847,603
Used vehicle retail	2,226,951	1,927,016	1,362,481	1,032,224	833,484
Used vehicle wholesale	276,616	261,530	195,699	158,235	139,237
Finance and insurance	330,922	283,018	190,381	139,007	112,234
Service, body and parts	844,505	738,990	512,124	383,483	347,703
Fleet and other	60,727	101,397	51,971	36,202	36,226
Total revenues	$8,678,157	$7,864,252	$5,390,326	$4,005,749	$3,316,487

Gross Profit:
New vehicle	$289,412	$280,370	$198,184	$151,118	$134,447
Used vehicle retail	263,684	241,249	179,253	150,858	121,721
Used vehicle wholesale	4,313	4,457	3,646	2,711	1,414
Finance and insurance	330,922	283,018	190,381	139,007	112,234
Service, body and parts	410,283	363,921	249,736	185,570	168,070
Fleet and other	2,701	2,619	2,122	1,689	1,414
Total gross profit	$1,301,315	$1,175,634	$823,322	$630,953	$539,300

Operating income (1)	$338,364	$302,735	$231,899	$183,518	$148,369

Income from continuing operations before income taxes(1)	$283,523	$262,704	$210,495	$165,788	$128,457

Income from continuing operations(1)	$197,058	$182,999	$135,540	$105,214	$79,395

Basic income per share from continuing operations	$7.76	$6.96	$5.19	$4.08	$3.09
Basic income per share from discontinued operations	—	—	0.12	0.03	0.04
Basic net income per share	$7.76	$6.96	$5.31	$4.11	$3.13
Shares used in basic per share	25,409	26,290	26,121	25,805	25,696

Diluted income per share from continuing operations	$7.72	$6.91	$5.14	$4.02	$3.03
Diluted income per share from discontinued operations	—	—	0.12	0.03	0.04
Diluted net income per share	$7.72	$6.91	$5.26	$4.05	$3.07
Shares used in diluted per share	25,521	26,490	26,382	26,191	26,170

Cash dividends declared per common share(2)	$0.95	$0.76	$0.61	$0.39	$0.47

(In thousands)	As of December 31,
Consolidated Balance Sheets Data:	2016	2015	2014	2013	2012
Working capital	$365,200	$288,040	$172,909	$209,038	$211,905
Inventories	1,772,587	1,470,987	1,249,659	859,019	723,326
Total assets	3,844,150	3,225,130	2,879,093	1,723,930	1,491,069
Floor plan notes payable	1,601,497	1,313,955	1,178,679	713,855	581,584
Long-term debt, including current maturities	790,881	643,186	639,138	251,363	293,425
Total stockholders’ equity	910,776	828,164	673,105	534,722	428,101

(1)

Includes $14.0 million, $20.1 million, $1.9 million, and $0.1 million in non-cash charges related to asset impairments for the years ended 2016, 2015, 2014 and 2012, respectively. We did not record any non-cash charges related to asset impairments in 2013. See Notes 1, 4 and 18 of Notes to Consolidated Financial Statements for additional information.

(2)

In November 2012, we paid dividends of $2.5 million that had been declared in October 2012. An additional dividend payment of $2.6 million was declared and paid in December 2012 in lieu of the dividend typically declared and paid in March of the following year.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. Business, Item 1A. Risk Factors, and our Consolidated Financial Statements and Notes thereto.

Overview

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of February 28, 2017, we offered 30 brands of new vehicles and all brands of used vehicles in 154 stores in the United States and online at Lithia.com, DCHauto.com and CarboneCars.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell vehicle service contracts, vehicle protection products and credit insurance.

We believe that the fragmented nature of the automotive dealership sector provides us with the opportunity to achieve growth through consolidation. In 2016, the top ten automotive retailers, as reported by Automotive News, represented approximately 7% of the stores in the United States. Our dealerships are located across the United States. We seek domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment. Our acquisition strategy has been to acquire dealerships at prices that meet our internal investment targets and, through the application of our centralized operating structure, leverage costs and improve store profitability. We believe our disciplined approach and the current economic environment provides us with attractive acquisition opportunities.

We also believe that we can continue to improve operations at our existing stores. By promoting entrepreneurial leadership within our general and department managers, we strive for continuous improvement to drive sales and capture market share in our local markets. Our goal is to retail an average of 75 used vehicles per store per month and we believe we can make additional improvements in our used vehicle sales performance by offering lower-priced value vehicles and selling brands other than the new vehicle franchise at each location. Our service, body and parts operations provide important repeat business for our stores. We continue to grow this business through increased marketing efforts, competitive pricing on routine maintenance items and diverse commodity product offerings. In 2016, we continued to experience organic growth and profitability through increasing market share and maintaining a lean cost structure, while adding significant revenue to our base through acquisitions.

As sales volume increases and we gain leverage in our cost structure, we anticipate targeting SG&A as a percentage of gross profit in the upper 60% range. As we focus on maintaining discipline in controlling costs, we continue to target maintaining, on a same store basis, between 45% and 50% of each incremental gross profit dollar after deducting SG&A expense.

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

We have the option to qualitatively or quantitatively assess goodwill for impairment and, in 2016, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, the first step of the two-step goodwill impairment test is performed.

As of December 31, 2016, we had $259.4 million of goodwill on our balance sheet associated with 154 reporting units. No reporting unit accounted for more than 2.4% of our total goodwill as of December 31, 2016. The annual goodwill impairment analysis, which we perform as of October 1 of each year, did not result in an indication of impairment in 2016, 2015 or 2014.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual store basis. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. In 2016, we evaluated our indefinite-lived intangible assets using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the individual store's franchise value exceeds the carrying amount, the franchise value is not impaired and the second step is not necessary. If the qualitative assessment determines it is more likely than not that the fair value is less than the carrying amount, then a quantitative valuation of our franchise value is performed and an impairment would be recorded.

As of December 31, 2016, we had $184.3 million of franchise value on our balance sheet associated with 116 stores. No individual store accounted for more than 5% of our total franchise value as of December 31, 2016. Our impairment testing of franchise value did not indicate any impairment in 2016, 2015 or 2014.

We are subject to financial statement risk to the extent that our goodwill or franchise rights become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations. Furthermore, if a manufacturer becomes insolvent, we may be required to record a partial or total impairment on the franchise value and/or goodwill related to that manufacturer. No individual manufacturer accounted for more than 18% of our total franchise value and goodwill as of December 31, 2016.

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

In 2016 and 2014, we did not record any impairments to long-lived assets; however, in 2015 we recorded $3.6 million of impairment charges associated with certain properties and equipment. As the expected future use of these facilities changed, the long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value.

See Notes 1,4 and 12 of Notes to Consolidated Financial Statements for additional information.

Deferred Taxes

As of December 31, 2016, we had deferred tax assets of $100.0 million, net of valuation allowance of $0.2 million, and deferred tax liabilities of $159.0 million. The principal components of our deferred tax assets are related to allowances and accruals and deferred revenue and cancellation reserves. The principal components of our deferred tax liabilities are related to depreciation on property and equipment, inventories and goodwill.

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

As of December 31, 2016, we had a $0.2 million valuation allowance against our deferred tax assets associated with state net operating losses. Since these amounts are dependent on generating future taxable income, we evaluated the income expectations in the underlying states and determined that it is unlikely these amounts will be fully utilized. If we are unable to meet the projected taxable income levels utilized in our analysis, and depending on the availability of feasible tax planning strategies, we might record an additional valuation allowance on a portion or all of our deferred tax assets in the future.

Equity-Method Investment Associated with New Markets Tax Credits

In 2016 and 2015, we held an equity investment in a limited liability company managed by U.S. Bancorp Community Development Corporation. This investment generated new market tax credits under the New Markets Tax Credit Program (“NMTC Program”). The NMTC Program was established by Congress in 2000 to spur new or increased investments into operating businesses and real estate projects located in low-income communities. While U.S. Bancorp Community Development Corporation exercised management control over the limited liability company, due to the economic interest we held in the entity, we determined the appropriate accounting for our ownership portion of the entity was under the equity method of accounting. The equity-method investment generated operating losses on a quarterly basis and, accordingly, we were required to assess the investment for other than temporary impairment on a quarterly basis.

In 2016, we recorded asset impairments totaling $14.0 million. We also recorded non-cash interest expense related to the discounted fair value of future equity contributions of $0.2 million, an $8.3 million charge to other income, net for our portion of the investment’s operating losses and a tax benefit of $28.5 million. As of December 31, 2016, we no longer owned any interest in the equity investment.

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

At December 31, 2016, the reserve for future cancellations totaled $44.2 million and is included in accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets. A 10% increase in expected cancellations would result in an additional reserve of $4.4 million.

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

At December 31, 2016, the deferred revenue related to these self-insured contracts was $99.6 million.

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

At December 31, 2016, we had liabilities associated with these programs of $32.8 million recorded as a component of accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets.

Results of Continuing Operations

For the year ended December 31, 2016, we reported income from continuing operations, net of tax, of $197.1 million, or $7.72 per diluted share. For the years ended December 31, 2015 and 2014, we reported income from continuing operations, net of tax, of $183.0 million, or $6.91 per diluted share, and $135.5 million, or $5.14 per diluted share, respectively.

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

We did not have any income from discontinued operations for the years ended December 31, 2016 or 2015. We realized income from discontinued operations, net of income tax expense, of $3.2 million for the year ended December 31, 2014. See Note 15 of Notes to Consolidated Financial Statements for additional information.

Key Performance Metrics

Certain key performance metrics for revenue and gross profit were as follows (dollars in thousands):

2016	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$4,938,436	56.9%	$289,412	5.9%	22.2%
Used vehicle retail	2,226,951	25.7	263,684	11.8	20.3
Used vehicle wholesale	276,616	3.2	4,313	1.6	0.3
Finance and insurance(1)	330,922	3.8	330,922	100.0	25.4
Service, body and parts	844,505	9.7	410,283	48.6	31.5
Fleet and other	60,727	0.7	2,701	4.4	0.3
	$8,678,157	100.0%	$1,301,315	15.0%	100.0%

2015	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$4,552,301	57.9%	$280,370	6.2%	23.8%
Used vehicle retail	1,927,016	24.5	241,249	12.5	20.5
Used vehicle wholesale	261,530	3.3	4,457	1.7	0.4
Finance and insurance(1)	283,018	3.6	283,018	100.0	24.1
Service, body and parts	738,990	9.4	363,921	49.2	31.0
Fleet and other	101,397	1.3	2,619	2.6	0.2
	$7,864,252	100.0%	$1,175,634	14.9%	100.0%

2014	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$3,077,670	57.1%	$198,184	6.4%	24.1%
Used vehicle retail	1,362,481	25.3	179,253	13.2	21.8
Used vehicle wholesale	195,699	3.6	3,646	1.9	0.4
Finance and insurance(1)	190,381	3.5	190,381	100.0	23.1
Service, body and parts	512,124	9.5	249,736	48.8	30.3
Fleet and other	51,971	1.0	2,122	4.1	0.3
	$5,390,326	100.0%	$823,322	15.3%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. Therefore, we have integrated same store measures into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in August 2015 would be included in same store operating data beginning in September 2016, after its first complete comparable month of operation. The operating results for the same store comparisons would include results for that store from September through December of each year.

New Vehicle Revenue and Gross Profit

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2016	2015	(Decrease)		(Decrease)
Reported
Revenue	$4,938,436	$4,552,301	$386,135		8.5%
Gross profit	$289,412	$280,370	$9,042		3.2
Gross margin	5.9%	6.2%	(30	) bps

Retail units sold	145,772	137,486	8,286		6.0
Average selling price per retail unit	$33,878	$33,111	$767		2.3
Average gross profit per retail unit	$1,985	$2,039	$(54)		(2.6)

Same store
Revenue	$4,686,693	$4,534,865	$151,828		3.3%
Gross profit	$274,772	$279,201	$(4,429)		(1.6)
Gross margin	5.9%	6.2%	(30	) bps

Retail units sold	138,310	136,993	1,317		1.0
Average selling price per retail unit	$33,885	$33,103	$782		2.4
Average gross profit per retail unit	$1,987	$2,038	$(51)		(2.5)

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)		(Decrease)
Reported
Revenue	$4,552,301	$3,077,670	$1,474,631		47.9%
Gross profit	$280,370	$198,184	$82,186		41.5
Gross margin	6.2%	6.4%	(20	) bps

Retail units sold	137,486	91,104	46,382		50.9
Average selling price per retail unit	$33,111	$33,782	$(671)		(2.0)
Average gross profit per retail unit	$2,039	$2,175	$(136)		(6.3)

Same store
Revenue	$3,316,148	$3,047,191	$268,957		8.8%
Gross profit	$205,105	$195,862	$9,243		4.7
Gross margin	6.2%	6.4%	(20	) bps

Retail units sold	96,273	90,091	6,182		6.9
Average selling price per retail unit	$34,445	$33,823	$622		1.8
Average gross profit per retail unit	$2,130	$2,174	$(44)		(2.0)

(1) A basis point is equal to 1/100th of one percent.

New vehicle sales increased in 2016 compared to 2015 and 2015 compared to 2014 primarily driven by acquisitions. In 2016, we acquired 15 stores and 1 franchise and opened 1 store. In 2015, we acquired 6 stores and 1 franchise and opened 1 store.

Excluding the impact of acquisitions, on a same store basis, new vehicle sales increased 3.3% and included a 1.0% increase in unit volume growth and a 2.4% increase in the average selling price per retail unit in 2016 compared to 2015. New vehicle sales improved 8.8% in 2015 compared to 2014, primarily due to a 6.9% increase in unit volume growth and a 1.8% increase in average selling price per retail unit. The increases in average selling price are primarily a function of annual increases in manufacturer suggested retail price over the manufacturers' invoice cost of vehicles.

Same store unit sales compared to national performance were as follows:

	2016 compared to 2015	2015 compared to 2014	National growth in 2016 compared to 2015	National growth in 2015 compared to 2014
Domestic brand same store unit sales growth	(0.7)%	9.5%	(0.7)%	5.8%
Import brand same store unit sales growth	3.1	5.2	1.2	5.6
Luxury brand same store unit sales growth	(3.7)	3.1	1.7	6.7
Overall	1.0	6.9	0.4	5.8

In 2016, our overall unit volume growth out paced the national average mainly driven by growth in our import stores, specifically Honda and Nissan, offset by our luxury brand stores, which were impacted by performance at our BMW, Acura and Mercedes stores. We continue to focus on increasing our share of overall new vehicle sales within our markets.

New vehicle gross profit increased 3.2% in 2016 compared to 2015, primarily driven by the increase in unit sales gained through dealership acquisitions; however, on a same store basis, new vehicle gross profit decreased 1.6% in 2016 compared to 2015. The increase in unit sales on a same store basis was offset by a lower average gross profit per unit resulting in a same store decline in gross profit.

On a same store basis, the average gross profit per new retail unit decreased $51, or 2.5%, in 2016 compared to 2015. Consumers are increasingly aware of our wholesale cost of vehicles and average transaction prices for new vehicle sales due to the proliferation of third-party providers distributing this information over the Internet. As a result, the average gross profit realized on new vehicle sales has been under pressure for the last several years across the automobile industry. In addition, we have pursued a volume-based strategy because this creates additional used vehicle trade-in opportunities, finance and insurance sales and future service work, which we believe will generate incremental business in future periods that will offset the lower new vehicle gross profit per unit that has occurred as a result of this strategy.

New vehicle gross profit increased 41.5% in 2015 compared to 2014, driven by dealership acquisitions. On a same store basis, gross profit increased 4.7% in 2015 compared to 2014, primarily due to a greater number of vehicles sold, partially offset by a decline in the average gross profit per retail vehicle sold.

Used Vehicle Retail Revenue and Gross Profit

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2016	2015	(Decrease)		(Decrease)
Reported
Retail revenue	$2,226,951	$1,927,016	$299,935		15.6%
Retail gross profit	$263,684	$241,249	$22,435		9.3
Retail gross margin	11.8%	12.5%	(70	) bps

Retail units sold	113,498	99,109	14,389		14.5
Average selling price per retail unit	$19,621	$19,443	$178		0.9
Average gross profit per retail unit	$2,323	$2,434	$(111)		(4.6)

Same store
Retail revenue	$2,129,402	$1,916,309	$213,093		11.1%
Retail gross profit	$252,554	$240,299	$12,255		5.1
Retail gross margin	11.9%	12.5%	(60	) bps

Retail units sold	107,919	98,531	9,388		9.5
Average selling price per retail unit	$19,731	$19,449	$282		1.4
Average gross profit per retail unit	$2,340	$2,439	$(99)		(4.1)

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)		(Decrease)
Reported
Retail revenue	$1,927,016	$1,362,481	$564,535		41.4%
Retail gross profit	$241,249	$179,253	$61,996		34.6
Retail gross margin	12.5%	13.2%	(70	) bps

Retail units sold	99,109	71,674	27,435		38.3
Average selling price per retail unit	$19,443	$19,009	$434		2.3
Average gross profit per retail unit	$2,434	$2,501	$(67)		(2.7)

Same store
Retail revenue	$1,520,870	$1,344,179	$176,691		13.1%
Retail gross profit	$196,705	$177,406	$19,299		10.9
Retail gross margin	12.9%	13.2%	(30	) bps

Retail units sold	77,136	70,558	6,578		9.3
Average selling price per retail unit	$19,717	$19,051	$666		3.5
Average gross profit per retail unit	$2,550	$2,514	$36		1.4

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

Same store sales revenues increased in all three categories of used vehicles as follows:

	2016 compared to 2015	2015 compared to 2014
Certified pre-owned vehicles	11.0%	16.9%
Core vehicles	13.2	12.3
Value autos	4.2	9.1
Overall	11.1	13.1

The same store sales increases in 2016 compared to 2015 and in 2015 compared to 2014 were a result of increased unit sales and increased average selling prices per unit as our mix shifted toward higher-priced certified pre-owned and core vehicles and away from value autos. This mix shift was primarily due to the increased number of off-lease vehicles as a result of increased new vehicle leasing since 2010. Because the average new vehicle lease is approximately 30 months, the supply of late model used vehicles is increasing.

On average, in 2016 and 2015, each of our stores sold 66 and 62 retail used vehicle units per month, respectively. We continue to target increasing sales to 75 units per store per month.

Used retail vehicle gross profit increased 9.3% in 2016 compared to 2015, primarily driven by acquisitions. On a same store basis, gross profit increased 5.1% in 2016 compared to 2015, due to increased unit volume and increased average selling price, offset by margin declines. We continue to see a mix shift toward certified pre-owned and core vehicles, which have higher average selling prices, but lower gross margins than value autos.

Used retail vehicle gross profit dollars increased 34.6% in 2015 compared to 2014 due to acquisitions. On a same store basis, gross profit increased 10.9% in 2015 compared to 2014. Volume growth, increased selling prices and increased gross profit per unit all contributed to this increase.

Used Vehicle Wholesale Revenue and Gross Profit

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2016	2015	(Decrease)		(Decrease)
Reported
Wholesale revenue	$276,616	$261,530	$15,086		5.8%
Wholesale gross profit	$4,313	$4,457	$(144)		(3.2)
Wholesale gross margin	1.6%	1.7%	(10	) bps

Wholesale units sold	40,615	38,167	2,448		6.4
Average selling price per wholesale unit	$6,811	$6,852	$(41)		(0.6)
Average gross profit per retail unit	$106	$117	$(11)		(9.4)

Same store
Wholesale revenue	$261,957	$260,341	$1,616		0.6%
Wholesale gross profit	$4,184	$4,608	$(424)		(9.2)
Wholesale gross margin	1.6%	1.8%	(20	) bps

Wholesale units sold	38,234	37,966	268		0.7
Average selling price per wholesale unit	$6,851	$6,857	$(6)		(0.1)
Average gross profit per retail unit	$109	$121	$(12)		(9.9)

	Year Ended December 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2015	2014	(Decrease)		(Decrease)
Reported
Wholesale revenue	$261,530	$195,699	$65,831		33.6%
Wholesale gross profit	$4,457	$3,646	$811		22.2
Wholesale gross margin	1.7%	1.9%	(20	) bps

Wholesale units sold	38,167	27.918	10,249		36.7
Average selling price per wholesale unit	$6,852	$7,010	$(158)		(2.3)
Average gross profit per retail unit	$117	$131	$(14)		(10.7)

Same store
Wholesale revenue	$209,532	$194,464	$15,068		7.7%
Wholesale gross profit	$4,086	$3,807	$279		7.3
Wholesale gross margin	2.0%	2.0%	—	bps

Wholesale units sold	28,468	27,621	847		3.1
Average selling price per wholesale unit	$7,360	$7,040	$320		4.5
Average gross profit per retail unit	$144	$138	$6		4.3

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Year Ended December 31,			%
(Dollars in thousands, except per unit amounts)	2016	2015	Increase	Increase
Reported
Revenue	$330,922	$283,018	$47,904	16.9%
Average finance and insurance per retail unit	1,276	1,196	80	6.7

Same store
Revenue	$317,780	$281,898	$35,882	12.7%
Average finance and insurance per retail unit	1,291	1,197	94	7.9

	Year Ended December 31,			%
(Dollars in thousands, except per unit amounts)	2015	2014	Increase	Increase
Reported
Revenue	$283,018	$190,381	$92,637	48.7%
Average finance and insurance per retail unit	1,196	1,170	26	2.2

Same store
Revenue	$215,815	$188,270	$27,545	14.6%
Average finance and insurance per retail unit	1,245	1,172	73	6.2

The increase in finance and insurance revenue in 2016 compared to 2015 was primarily due to increased volume complemented by increased finance and insurance penetration rates. Finance and insurance sales in 2015 compared to 2014 increased due to acquisitions.

Trends in same store penetration rates for total new and used retail vehicles sold are detailed below:

	2016	2015	2014
Vehicle financing	76%	77%	77%
Service contracts	44%	42%	43%
Lifetime lube, oil and filter contracts	26%	25%	32%

In 2016, the improved penetration rates associated with service contracts was a main contributor to the increase in finance and insurance revenues. In 2015, penetration rates remained steady on arranging financing and service contracts. Penetration rates in lifetime lube, oil and filter contracts decreased in 2015 compared to 2014 because we only began to offer this product at stores acquired as part of the DCH Auto Group in the second half of 2015, diluting the average across our entire store base. In 2016, we continued to integrate our lifetime lube, oil and filter contracts into the DCH Auto Group. Penetration rates, excluding the DCH stores, remained relatively consistent with 2014.

Service, Body and Parts Revenue and Gross Profit

	Year Ended December 31,		Increase		%
(Dollars in thousands)	2016	2015	(Decrease)		Increase
Reported
Customer pay	$462,626	$414,063	$48,563		11.7%
Warranty	199,049	165,902	33,147		20.0
Wholesale parts	123,440	111,557	11,883		10.7
Body shop	59,390	47,468	11,922		25.1
Total service, body and parts	$844,505	$738,990	$105,515		14.3

Service, body and parts gross profit	$410,283	$363,921	$46,362		12.7%
Service, body and parts gross margin	48.6%	49.2%	(60	) bps

Same store
Customer pay	$440,662	$411,154	$29,508		7.2%
Warranty	188,279	164,842	23,437		14.2
Wholesale parts	113,010	111,178	1,832		1.6
Body shop	55,446	47,334	8,112		17.1
Total service, body and parts	$797,397	$734,508	$62,889		8.6

Service, body and parts gross profit	$389,557	$361,692	$27,865		7.7%
Service, body and parts gross margin	48.9%	49.2%	(30	) bps

	Year Ended December 31,				%
(Dollars in thousands)	2015	2014	Increase		Increase
Reported
Customer pay	$414,063	$285,337	$128,726		45.1%
Warranty	165,902	96,308	69,594		72.3
Wholesale parts	111,557	87,519	24,038		27.5
Body shop	47,468	42,960	4,508		10.5
Total service, body and parts	$738,990	$512,124	$226,866		44.3

Service, body and parts gross profit	$363,921	$249,736	$114,185		45.7%
Service, body and parts gross margin	49.2%	48.8%	40	bps

Same store
Customer pay	$302,884	$280,965	$21,919		7.8%
Warranty	119,193	94,988	24,205		25.5
Wholesale parts	90,734	86,743	3,991		4.6
Body shop	44,513	42,924	1,589		3.7
Total service, body and parts	$557,324	$505,620	$51,704		10.2

Service, body and parts gross profit	$273,085	$246,378	$26,707		10.8%
Service, body and parts gross margin	49.0%	48.7%	30	bps

Our service, body and parts sales grew in all areas in 2016 compared to 2015 and in 2015 compared to 2014. The growth in 2016 was primarily due to more late-model units in operation as new vehicle sales volumes have been increasing annually since 2010. The growth in 2015 was mainly due to acquisition activity. We believe this increase in units in operation will benefit our service, body and parts sales in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively priced routine maintenance and through our marketing efforts. We increased our same store customer pay business 7.2% in 2016 compared to 2015 and by 7.8% in 2015 compared to 2014.

Same store warranty sales increased 14.2% in 2016 compared to 2015 and 25.5% in 2015 compared to 2014, primarily due to significant vehicle recalls across multiple manufacturers. Additionally, we saw increases in warranty sales due to the growing number of units in operation. Routine maintenance, such as oil changes, offered by certain brands, including BMW, Toyota and General Motors, for two to four years after a vehicle is sold, provides for future work as consumers return to the franchised dealer for this maintenance item.

Increases (decreases) in same-store warranty work by segment were as follows:

	2016 compared to 2015	2015 compared to 2014
Domestic	10.7%	27.9%
Import	28.1	26.3
Luxury	(0.7)	20.9

Same store wholesale parts grew 1.6% and 4.6%, respectively, in 2016 compared to 2015 and in 2015 compared to 2014, primarily due to increased parts sales to independent repair shops, competing new vehicle dealers and wholesale accounts.

Same store body shop grew 17.1% and 3.7%, respectively, in 2016 compared to 2015 and in 2015 compared to 2014. These increases were due to increased productivity as we increased capacity and improved work flow. We focus on obtaining direct repair relationships with insurance companies as a strategy to increase business.

Same store service, body and parts gross profit increased 7.7% and 10.8%, respectively, in 2016 compared to 2015 and in 2015 compared to 2014. The growth in gross profit in 2016 compared to 2015 was relatively consistent with revenue growth. Our gross profit growth in 2015 compared to 2014 was driven by a shift in mix as the growth in warranty, which has a relatively higher gross margin, outpaced customer pay, wholesale parts and body shop growth compared to 2014.

Segments

Certain financial information by segment is as follows:

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenues:
Domestic	$3,381,715	$3,038,883	$342,832	11.3%
Import	3,764,255	3,330,949	433,306	13.0
Luxury	1,528,760	1,490,632	38,128	2.6
	8,674,730	7,860,464	814,266	10.4
Corporate and other	3,427	3,788	(361)	(9.5)
	$8,678,157	$7,864,252	$813,905	10.3

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2015	2014	(Decrease)	(Decrease)
Revenues:
Domestic	$3,038,883	$2,569,928	$468,955	18.2%
Import	3,330,949	1,889,579	1,441,370	76.3
Luxury	1,490,632	926,856	563,776	60.8
	7,860,464	5,386,363	2,474,101	45.9
Corporate and other	3,788	3,963	(175)	(4.4)
	$7,864,252	$5,390,326	$2,473,926	45.9

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Segment income*:
Domestic	$106,210	$115,145	$(8,935)	(7.8)%
Import	110,204	98,751	11,453	11.6
Luxury	31,467	36,391	(4,924)	(13.5)
	247,881	250,287	(2,406)	(1.0)
Corporate and other	114,321	74,514	39,807	53.4
Depreciation and amortization	(49,369)	(41,600)	7,769	18.7
Other interest expense	(23,207)	(19,491)	3,716	19.1
Other expense, net	(6,103)	(1,006)	5,097	NM
Income from continuing operations before income taxes	$283,523	$262,704	$20,819	7.9

	Year Ended December 31,		Increase	%
(Dollars in thousands)	2015	2014	(Decrease)	Increase
Segment income*:
Domestic	$115,145	$96,608	$18,537	19.2%
Import	98,751	51,150	47,601	93.1
Luxury	36,391	25,448	10,943	43.0
	250,287	173,206	77,081	44.5
Corporate and other	74,514	71,195	3,319	4.7
Depreciation and amortization	(41,600)	(26,363)	15,237	57.8
Other interest expense	(19,491)	(10,742)	8,749	81.4
Other (expense) income, net	(1,006)	3,199	(4,205)	NM
Income from continuing operations before income taxes	$262,704	$210,495	$52,209	24.8

*Segment income for each reportable segment is defined as Income from continuing operations before income taxes, depreciation and amortization, other interest expense and other (expense) income, net.

NM - Not meaningful

	Year Ended December 31,			%
	2016	2015	Increase	Increase
Retail new vehicle unit sales:
Domestic	47,707	45,080	2,627	5.8%
Import	80,769	75,091	5,678	7.6
Luxury	17,591	17,556	35	0.2
	146,067	137,727	8,340	6.1
Allocated to management	(295)	(241)	54	22.4
	145,772	137,486	8,286	6.0

	Year Ended December 31,			%
	2015	2014	Increase	Increase
Retail new vehicle unit sales:
Domestic	45,080	39,158	5,922	15.1%
Import	75,091	41,570	33,521	80.6
Luxury	17,556	10,570	6,986	66.1
	137,727	91,298	46,429	50.9
Allocated to management	(241)	(194)	47	24.2
	137,486	91,104	46,382	50.9

Domestic

A summary of financial information for our Domestic segment follows:

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$3,381,715	$3,038,883	$342,832	11.3%
Segment income	$106,210	$115,145	$(8,935)	(7.8)
Retail new vehicle unit sales	47,707	45,080	2,627	5.8

	Year Ended December 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Revenue	$3,038,883	$2,569,928	$468,955	18.2%
Segment income	$115,145	$96,608	$18,537	19.2
Retail new vehicle unit sales	45,080	39,158	5,922	15.1

Revenues in our Domestic segment increased in all major business lines in 2016 compared to 2015. Though new vehicle units declined 0.7% on a same store basis, increased average selling prices more than offset this factor. Additionally, our Domestic stores increased their used vehicle unit sales, improved finance and insurance income per retail unit and experienced strong growth in service, body and parts revenues. The acquisition of eight stores in 2016 contributed 3.7% of the 11.3% increase.

Our Domestic segment income decreased 7.8% in 2016 compared to 2015. The growth in gross profit was offset by increased SG&A expenses, primarily driven by increased variable cost associated with increased sales volume and the eight stores acquired in 2016. Additionally, floor plan interest expense increased due to higher inventory levels and rising interest rates.

Improvement in our Domestic operating results in 2015 compared to 2014 was primarily a result of the improvements in all business lines, improving economic environment, new product introductions from manufacturers and enhanced availability of late model used vehicles. Additionally, our stores experienced improved operational execution with growth in our segment income exceeding growth in revenues.

Import

A summary of financial information for our Import segment follows:

	Year Ended December 31,			%
(Dollars in thousands)	2016	2015	Increase	Increase
Revenue	$3,764,255	$3,330,949	$433,306	13.0%
Segment income	$110,204	$98,751	$11,453	11.6
Retail new vehicle unit sales	80,769	75,091	5,678	7.6

	Year Ended December 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Revenue	$3,330,949	$1,889,579	$1,441,370	76.3%
Segment income	$98,751	$51,150	$47,601	93.1
Retail new vehicle unit sales	75,091	41,570	33,521	80.6

The increase in our Import segment revenue in 2016 compared to 2015 resulted from increases in all business lines. On a same store basis, new vehicle unit sales for our Import stores outpaced national performance. Additionally, Import revenues benefited from improved used vehicle sales due to increased volume, increased finance and insurance revenues as a result of increased volume and finance and insurance income per retail unit sold and improved service, body and parts revenues. The acquisition of seven stores contributed 4.4% of the 13.0% increase.

Our segment income increased 11.6% in 2016 compared to 2015 mainly due to the improvements in all revenue categories discussed above and a slight improvement in gross margin. Additionally, the Import segment maintained a consistent SG&A expense as a percentage of gross profit in 2016 compared to 2015. These factors were offset slightly by higher floor plan interest costs due to higher inventory levels and higher interest rates.

Improvements in our Import operating results in 2015 compared to 2014 were primarily a result of the acquisition of the DCH Auto Group in October 2014. Of the 27 stores acquired in the DCH Auto Group acquisition, 17 of the locations were import brands, which generated over 90% of their revenues. Additionally, segment income growth exceeded growth in revenues as we integrated the DCH Auto Group into our existing cost structure.

Luxury

A summary of financial information for our Luxury segment follows:

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$1,528,760	$1,490,632	$38,128	2.6%
Segment income	$31,467	$36,391	$(4,924)	(13.5)
Retail new vehicle unit sales	17,591	17,556	35	0.2

	Year Ended December 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Revenue	$1,490,632	$926,856	$563,776	60.8%
Segment income	$36,391	$25,448	$10,943	43.0
Retail new vehicle unit sales	17,556	10,570	6,986	66.1

Our Luxury segment revenue increased in 2016 compared to 2015 primarily due to our acquisition of one store and improvements in finance and insurance and service body and parts revenues. New vehicle units sales declined 3.7% on a same store basis mainly related to our BMW, Audi and Mercedes franchises.

Our Luxury segment income decreased in 2016 compared to 2015. Gross profits growth outpaced revenue growth due to improved margins; however, increases in SG&A expense, mainly related to personnel cost and increases in floor plan interest expense due to higher inventory levels and rising interest rates, resulted in a decrease in segment income.

Improvements in our Luxury segment operating results in 2015 compared to 2014 were primarily a result of the acquisition of the DCH Auto Group, which included nine luxury stores in metropolitan markets, which typically are higher volume stores than stores in our historical markets.

See Note 19 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Corporate and Other

Revenue attributable to Corporate and other includes the results of operations of our stand-alone collision center offset by certain unallocated reserve and elimination adjustments related to vehicle sales.

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$3,427	$3,788	$(361)	(9.5)%
Segment income	$114,321	$74,514	$39,807	53.4

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2015	2014	(Decrease)	(Decrease)
Revenue	$3,788	$3,963	$(175)	(4.4)%
Segment income	$74,514	$71,195	$3,319	4.7

The decreases in Corporate and other revenues in 2016 compared to 2015 and in 2015 compared to 2014 were primarily a result of changes to certain unallocated reserves.

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

The increase in Corporate and other segment income in 2016 compared to 2015 was related to increased internal corporate expense allocations. Additionally, 2015 included an $18.3 million charge associated with a transition agreement. See Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information regarding the transition agreement.

The increase in Corporate and other segment income in 2015 compared to 2014 was primarily related to reduced expense associated with certain insurance reserve adjustments and increased internal corporate expense allocations offset by an $18.3 million charge associated with the transition agreement mentioned above.

Asset Impairment Charges

Asset impairments recorded as a component of continuing operations consist of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Equity-method investment	$13,992	$16,521	$1,853
Long-lived assets	—	3,603	—

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

	Year Ended December 31,
(Dollars in thousands)	2016	2015	Increase	% Increase
Personnel	$597,185	$556,719	$40,466	7.3%
Advertising	81,363	69,599	11,764	16.9
Rent	26,785	23,817	2,968	12.5
Facility costs	43,883	39,738	4,145	10.4
Other	150,374	121,302	29,072	24.0
Total SG&A	$899,590	$811,175	$88,415	10.9

	Year Ended December 31,		Increase
As a % of gross profit	2016	2015	(Decrease)
Personnel	45.9%	47.4%	(150	) bps
Advertising	6.3	5.9	40
Rent	2.1	2.0	10
Facility costs	3.4	3.4	—
Other	11.4	10.3	110
Total SG&A	69.1%	69.0%	10	bps

	Year Ended December 31,
(Dollars in thousands)	2015	2014	Increase	% Increase
Personnel	$556,719	$374,757	$181,962	48.6%
Advertising	69,599	46,652	22,947	49.2
Rent	23,817	17,230	6,587	38.2
Facility costs	39,738	33,762	5,976	17.7
Other	121,302	90,806	30,496	33.6
Total SG&A	$811,175	$563,207	$247,968	44.0

	Year Ended December 31,		Increase
As a % of gross profit	2015	2014	(Decrease)
Personnel	47.4%	45.5%	190	bps
Advertising	5.9	5.7	20
Rent	2.0	2.1	(10)
Facility costs	3.4	4.1	(70)
Other	10.3	11.0	(70)
Total SG&A	69.0%	68.4%	60	bps

SG&A increased $88.4 million in 2016 compared to 2015, primarily driven by increased variable cost associated with increased sales volume and store count. Additionally, SG&A in 2016 included a $3.9 million legal reserve adjustment, offset by a $1.1 million gain associated with the sale of one of our stores.

SG&A increased $248.0 million in 2015 compared to 2014, primarily due to acquisitions. We acquired the DCH Auto Group, a 27 store group, at the end of 2014. Additionally, SG&A in 2015 included a non-core charge of $18.3 million associated with a transition agreement, offset by a $5.9 million gain associated with the sale of two stores and adjustments to insurance reserves.

SG&A adjusted for non-core charges was as follows (in thousands):

	Year Ended December 31,			% Increase
(Dollars in thousands)	2016	2015	Increase	(Decrease)
Personnel	$597,185	$538,423	$58,762	10.9%
Advertising	81,363	69,599	11,764	16.9
Rent	26,785	23,817	2,968	12.5
Facility costs	44,971	45,656	(685)	(1.5)
Other	146,437	121,303	25,134	20.7
Total SG&A	$896,741	$798,798	$97,943	12.3

	Year Ended December 31,		Increase
As a % of gross profit	2016	2015	(Decrease)
Personnel	45.9%	45.8%	10	bps
Advertising	6.3	5.9	40
Rent	2.1	2.0	10
Facility costs	3.5	3.9	(40)
Other	11.1	10.3	80
Total SG&A	68.9%	67.9%	100	bps

	Year Ended December 31,
(Dollars in thousands)	2015	2014	Increase	% Increase
Personnel	$538,423	$374,758	$163,665	43.7%
Advertising	69,599	46,652	22,947	49.2
Rent	23,817	17,230	6,587	38.2
Facility costs	45,656	33,763	11,893	35.2
Other	121,303	85,008	36,295	42.7
Total SG&A	$798,798	$557,411	$241,387	43.3

	Year Ended December 31,		Increase
As a % of gross profit	2015	2014	(Decrease)
Personnel	45.8%	45.5%	30	bps
Advertising	5.9	5.7	20
Rent	2.0	2.1	(10)
Facility costs	3.9	4.1	(20)
Other	10.3	10.3	—
Total SG&A	67.9%	67.7%	20	bps

See “Non-GAAP Reconciliations” for more details.

We also measure the leverage of our cost structure by evaluating throughput, which is the incremental percentage of gross profit retained after deducting SG&A.

	Year Ended December 31,			% of Change in
(Dollars in thousands)	2016	2015	Change	Gross Profit
Gross profit	$1,301,315	$1,175,634	$125,681	100.0%
SG&A expense	(899,590)	(811,175)	(88,415)	(70.3)
Throughput contribution			$37,266	29.7%

	Year Ended December 31,			% of Change in
(Dollars in thousands)	2015	2014	Change	Gross Profit
Gross profit	$1,175,634	$823,322	$352,312	100.0%
SG&A expense	(811,175)	(563,207)	(247,968)	(70.4)
Throughput contribution			$104,344	29.6%

Throughput contributions for newly opened or acquired stores reduce overall throughput because, in the first year of operation, a store’s throughput is equal to the inverse of its SG&A as a percentage of gross profit. For example, a store which achieves SG&A as a percentage of gross profit of 70% will have throughput of 30% in the first year of operation.

We acquired 15 stores, one franchise and opened one new store in 2016 and acquired six stores, one franchise and opened one new store in 2015. Adjusting for these locations and the non-core adjustments discussed above, we estimate our throughput contribution on a same store basis was 24% in 2016 compared to 48% in 2015. Increasing advertising spend and insurance cost, which out paced gross profit growth, were the primary reasons we under performed our throughput target. We continue to target a same store throughput contribution in a range of 45% to 50%.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Year Ended December 31,			%
(Dollars in thousands)	2016	2015	Increase	Increase
Depreciation and amortization	$49,369	$41,600	$7,769	18.7%

	Year Ended December 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Depreciation and amortization	$41,600	$26,363	$15,237	57.8%

Acquisition activity contributed to the increase in depreciation and amortization expense in 2016 compared to 2015 and 2015 compared to 2014. Additionally, we purchased previously leased facilities, built new facilities subsequent to the acquisition of stores and invested in improvements at our facilities and replacement of equipment. Capital expenditures totaled $100.8 million and $83.2 million, respectively, in 2016 and 2015. These investments increase the amount of depreciable assets. See the discussion under Liquidity and Capital Resources for additional information.

Operating Income

Operating income as a percentage of revenue, or operating margin, was as follows:

	Year Ended December 31,
	2016	2015	2014
Operating margin	3.9%	3.8%	4.3%
Operating margin adjusted for non-core charges(1)	4.1%	4.3%	4.4%

(1)	See “Non-GAAP Reconciliations” for additional information.

In 2016, our operating margin improved 10 basis points compared to 2015. Adjusting for non-core charges, including asset impairments and a legal reserve, our operating margin was 4.1% in 2016, a decrease of 20 basis points compared to 2015. Acquired stores generally have a lower operating efficiency than our other stores and impacted our operating margin in 2016. In 2015, our operating margin was affected by asset impairments and a charge of $18.3 million associated with a transition agreement. Adjusting for those non-core charges, our operating margin was 4.3% in 2015.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense increased $6.0 million in 2016 compared to 2015, primarily as a result of an increase in the average outstanding balances on our floor plan facilities due to our increase in new vehicle inventory as discussed above. Changes in the average outstanding balances on our floor plan facilities increased the expense $4.3 million and changes in the interest rates on our floor plan facilities increased the expense $1.7 million during 2016 compared to 2015.

Floor plan interest expense increased $5.7 million in 2015 compared to 2014. Changes in the average outstanding balances on our floor plan facilities increased the expense $3.9 million and changes in the interest rates on our floor plan facilities increased the expense $1.8 million.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned:

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Floor plan interest expense (new vehicles)	$25,531	$19,534	$5,997	30.7%
Floor plan assistance (included as an offset to cost of sales)	(46,328)	(41,438)	4,890	11.8
Net new vehicle carrying costs (benefit)	$(20,797)	$(21,904)	$(1,107)	(5.1)

	Year Ended December 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Floor plan interest expense (new vehicles)	$19,534	$13,861	$5,673	40.9%
Floor plan assistance (included as an offset to cost of sales)	(41,438)	(28,748)	12,690	44.1
Net new vehicle carrying costs (benefit)	$(21,904)	$(14,887)	$7,017	47.1

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Mortgage interest	$15,102	$13,295	$1,807	13.6%
Other interest	8,519	6,646	1,873	28.2
Capitalized interest	(414)	(450)	(36)	(8.0)
Total other interest expense	$23,207	$19,491	$3,716	19.1

	Year Ended December 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Mortgage interest	$13,295	$7,540	$5,755	76.3%
Other interest	6,646	3,609	3,037	84.2
Capitalized interest	(450)	(407)	43	10.6
Total other interest expense	$19,491	$10,742	$8,749	81.4

The increase in other interest expense in 2016 compared to 2015 was primarily due to higher volumes of borrowing on our credit facility and higher mortgage borrowings.

The increase in other interest expense in 2015 compared to 2014 was primarily due to an increase in other interest related to higher volumes of borrowing on our credit facility and higher mortgage borrowings, partially offset by increased capitalized interest.

Other (Expense) Income, net

Other (expense) income, net primarily includes interest income and the gains and losses related to equity-method investments.

	Year Ended December 31,			%
(Dollars in thousands)	2016	2015	Increase	Increase
Other income (expense), net	$(6,103)	$(1,006)	NM	NM

	Year Ended December 31,			%
(Dollars in thousands)	2015	2014	Increase	Increase
Other income (expense), net	$(1,006)	$3,199	NM	NM

NM - Not meaningful.

The increase in expense in 2016 compared to 2015 was primarily due to $8.3 million in operating losses related to our equity-method investment with U.S. Bancorp Community Development Corporation recorded in 2016 compared to $6.9 million in operating losses recorded in 2015.

Other expense, net, recorded in 2015 was primarily due to operating losses of $6.9 million recognized related to our equity-method investment with U.S. Bancorp Community Development Corporation compared to $1.2 million in operating losses recorded in 2014.

Income Tax Provision

Our effective income tax rate was as follows:

	Year Ended December 31,
	2016	2015	2014
Effective income tax rate	30.5%	30.3%	35.6%
Effective income tax rate excluding tax credits generated through our equity-method investment and other non-core items(1)	38.6%	38.4%	38.6%

(1) See “Non-GAAP Reconciliations” for more details.

Our effective income tax rate in 2016, 2015 and 2014 was positively affected by new markets tax credits that are generated through our equity-method investment with U.S. Bancorp Community Development Corporation.

Excluding the tax credits generated by our equity-method investment and adjusting for other non-core items, our effective income tax rate for 2016 would have been 38.6%, an increase of 20 basis points compared to the rate for 2015.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (dollars in thousands, except per share amounts):

	Year Ended December 31, 2016
	As reported	Disposal gain on sale of stores	Equity- method investment	Reserve adjustments	Tax attribute	Adjusted
Asset impairments	$13,992	$—	$(13,992)	$—	$—	$—
Selling, general and administrative	899,590	1,087	—	(3,936)	—	896,741

Operating income (loss)	338,364	(1,087)	13,992	3,936	—	355,205

Other (expense) income, net	(6,103)	—	8,262	—	—	2,159

Income (loss) from continuing operations before income taxes	$283,523	$(1,087)	$22,254	$3,936	$—	$308,626
Income tax (provision) benefit	(86,465)	426	(28,530)	(3,250)	(1,320)	(119,139)
Income (loss) from continuing operations, net of income tax	$197,058	$(661)	$(6,276)	$686	$(1,320)	$189,487

Diluted income (loss) per share from continuing operations	$7.72	$(0.03)	$(0.25)	$0.03	$(0.05)	$7.42
Diluted share count	25,521

	Year Ended December 31, 2015
	As reported	Disposal gain on sale of stores	Asset impairment	Equity- method investment	Transition agreement	Adjusted
Asset impairments	$20,124	$—	$(3,603)	$(16,521)	$—	$—

Selling, general and administrative	811,175	5,919	—	—	(18,296)	798,798

Income from operations	302,735	(5,919)	3,603	16,521	18,296	335,236

Other income, net	(1,006)	—	—	6,930	—	5,924

Income from continuing operations before income taxes	$262,704	$(5,919)	$3,603	$23,451	$18,296	$302,135
Income tax provision	(79,705)	2,309	(1,385)	(30,832)	(6,507)	(116,120)
Income (loss) from continuing operations, net of income tax	$182,999	$(3,610)	$2,218	$(7,381)	$11,789	$186,015

Diluted income (loss) per share from continuing operations	$6.91	$(0.14)	$0.08	$(0.28)	$0.45	$7.02
Diluted share count	26,490

	Year Ended December 31, 2014
	As reported	Acquisition expenses	Reserve adjustments	Equity- method investment	Tax attribute	Adjusted
Asset impairments	$1,853	$—	$—	$(1,853)	$—	$—
Selling, general and administrative	$563,207	(1,865)	(3,931)	—	—	$557,411

Income from operations	231,899	1,865	3,931	1,853	—	239,548

Other income, net	$3,199	—	—	1,160	—	$4,359

Income (loss) from continuing operations before income taxes	$210,495	$1,865	$3,931	$3,013	$—	$219,304
Income tax (provision) benefit	(74,955)	(720)	(1,545)	(6,506)	(867)	(84,593)
Income (loss) from continuing operations, net of income tax	$135,540	$1,145	$2,386	$(3,493)	$(867)	$134,711

Diluted income (loss) per share from continuing operations	$5.14	$0.04	$0.09	$(0.13)	$(0.03)	$5.11
Diluted share count	26,382

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

Available Sources

Below is a summary of our immediately available funds (in thousands):

	As of December 31,			%
	2016	2015	Increase	Increase
Cash and cash equivalents	$50,282	$45,008	$5,274	11.7%
Available credit on the credit facilities	138,090	134,120	3,970	3.0
Total current available funds	188,372	179,128	9,244	5.2
Estimated funds from unfinanced real estate	168,383	158,605	9,778	6.2
Total estimated available funds	$356,755	$337,733	$19,022	5.6

Cash flows generated by operating activities and from our credit facility are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of December 31, 2016, our unencumbered owned operating real estate had a book value of $224.5 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $168.4 million at December 31, 2016; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$86,516	$74,539	$30,967
Net cash used in investing activities	(351,693)	(169,733)	(736,332)
Net cash provided by financing activities	270,451	110,304	711,577

Operating Activities

Cash provided by operating activities increased $12.0 million in 2016 compared to 2015, primarily as a result of increased profitability and increased amount of inventory acquired through investing activities, such as acquisitions, rather than normal operations compared to the previous year's cash flows, offset by increased trade receivables.

Borrowings from and repayments to our syndicated lending group related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory and the associated financing, we also consider our net cash provided by operating activities adjusted to include cash activity associated with our new vehicle credit facility.

Adjusted net cash provided by operating activities is presented below (in thousands):

	Year Ended December 31,
	2016	2015	Change
Net cash provided by operating activities – as reported	$86,516	$74,539	$11,977
Add: Net borrowings on floor plan notes payable: non-trade	252,893	136,201	116,692
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(94,550)	(25,642)	(68,908)
Net cash provided by operating activities – adjusted	$244,859	$185,098	$59,761

	Year Ended December 31,
	2015	2014	Change
Net cash provided by operating activities – as reported	$74,539	$30,967	$43,572
Add: Net borrowings on floor plan notes payable: non-trade	136,201	440,341	(304,140)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(25,642)	(257,363)	231,721
Net cash provided by operating activities – adjusted	$185,098	$213,945	$(28,847)

Inventories are the most significant component of our cash flow from operations. As of December 31, 2016, our new vehicle days supply was 68 days, or one day higher than our days supply as of December 31, 2015. Our days supply of used vehicles was 56 days as of December 31, 2016, or one day higher than our days supply as of December 31, 2015. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities

Net cash used in investing activities totaled $351.7 million and $169.7 million, respectively, for 2016 and 2015. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities (in thousands):

	Year Ended December 31,		Decrease in
	2016	2015	Cash Flow
Capital expenditures	$(100,761)	$(83,244)	$(17,517)
Cash paid for acquisitions, net of cash acquired	(234,700)	(71,615)	(163,085)
Cash paid for other investments	(30,280)	(28,110)	(2,170)
Proceeds from sales of stores	11,837	12,966	(1,129)

	Year Ended December 31,		Increase (Decrease) in
	2015	2014	Cash Flow
Capital expenditures	$(83,244)	$(85,983)	$2,739
Cash paid for acquisitions, net of cash acquired	(71,615)	(659,634)	588,019
Cash paid for other investments	(28,110)	(9,110)	(19,000)
Proceeds from sales of stores	12,966	10,617	2,349

Capital Expenditures

Below is a summary of our capital expenditure activities (in thousands):

	Year Ended December 31,
	2016	2015	2014
Post-acquisition capital improvements	$31,489	$32,802	$20,760
Facilities for open points	—	3,338	6,700
Purchases of previously leased facilities	24,016	9,946	25,082
Existing facility improvements	24,249	20,245	19,813
Maintenance	21,007	16,913	13,628
Total capital expenditures	$100,761	$83,244	$85,983

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

We expect to make expenditures of approximately $123 million in 2017 for capital improvements at recently acquired stores, purchases of land for expansion of existing stores, facility image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

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

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by this transaction is recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below (dollars in thousands):

	Year Ended December 31,
	2016	2015	2014
Number of stores acquired	15	6	35
Number of stores opened	1	1	—
Number of franchises added	1	1	1

Cash paid for acquisitions, net of cash acquired	$(234,700)	$(71,615)	$(659,634)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	94,550	25,642	257,363
Cash paid for acquisitions, net of cash acquired – adjusted	$(140,150)	$(45,973)	$(402,271)

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities

Net cash provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Year Ended December 31,
	2016	2015	2014
Cash provided by financing activities, as reported	$270,451	$110,304	$711,577
Less: cash provided by borrowings of floor plan notes payable: non-trade	(252,893)	(136,201)	(440,341)
Cash provided by (used in) financing activities, as adjusted	$17,558	$(25,897)	$271,236

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above (in thousands):

	Year Ended December 31,		Increase (Decrease) in
	2016	2015	Cash Flow
Net borrowings (repayments) on lines of credit	$121,261	$(36,523)	$157,784
Principal payments on long-term debt and capital leases, other	(27,703)	(9,189)	(18,514)
Proceeds from the issuance of long-term debt	66,466	75,675	(9,209)
Repurchases of common stock	(112,939)	(31,548)	(81,391)
Dividends paid	(24,131)	(19,985)	(4,146)

	Year Ended December 31,		Decrease in
	2015	2014	Cash Flow
Net borrowings (repayments) on lines of credit	$(36,523)	$183,769	$(220,292)
Principal payments on long-term debt, unscheduled	(9,189)	—	(9,189)
Proceeds from the issuance of long-term debt	75,675	124,902	(49,227)
Repurchases of common stock	(31,548)	(22,968)	(8,580)
Dividends paid	(19,985)	(15,929)	(4,056)

Borrowing and Repayment Activity

During 2016, we raised net mortgage proceeds of $66.5 million and borrowed $121.3 million on our line of credit. These funds were primarily used for acquisitions, share repurchases and capital expenditures.

Our debt to total capital ratio, excluding floor plan notes payable, was 46.5% at December 31, 2016 compared to 43.7% at December 31, 2015. We partially funded our 2016 acquisition activity with additional debt.

Equity Transactions

Under the share repurchase programs authorized by our Board of Directors and repurchases associated with stock compensation activity, we repurchased 1,407,674 shares of our Class A common stock at an average price of $80.24 per share in 2016. As of December 31, 2016, we had $193.1 million available for repurchase under our share repurchase program. The authority to repurchase does not have an expiration date.

In 2017 to date, we have repurchased approximately 39,000 shares at a weighted average price of $100.60 per share. As of February 28, 2017, under our existing share repurchase authorization, approximately $189 million remain available for purchase.

During 2016, we paid dividends on our Class A and Class B Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2016	$0.20	$5,151
May 2016	0.25	6,373
August 2016	0.25	6,299
November 2016	0.25	6,308

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

	Outstanding as of December 31, 2016	Remaining Available as of December 31, 2016
Floor plan note payable: non-trade	$1,506,895	$—	(1)
Floor plan notes payable	94,602	—
Used vehicle inventory financing facility	211,000	578	(2)
Revolving lines of credit	142,507	137,512	(2),(3)
Real estate mortgages	428,367	—
Other debt	11,191	—
Debt issuance costs	(2,184)	—	(4)
Total debt	$2,392,378	$138,090

(1)	As of December 31, 2016, we had a $1.6 billion new vehicle floor plan commitment as part of our credit facility.
(2)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(3)	Available credit is based on the borrowing base amount effective as of November 30, 2016. This amount is reduced by $8.3 million for outstanding letters of credit.
(4)

We adopted an accounting standard update that requires debt issuance costs be presented on the balance sheet as a reduction from the carrying amount of the related debt liability. We adopted the standard retrospectively and have presented all debt issuance costs as a reduction from the carrying amount of the related debt liability for both current and prior periods. See Note 6 of the Notes to Consolidated Financial Statements for additional information.

Credit Facility

We have a $2.05 billion revolving syndicated credit facility which matures in July 2021.This syndicated credit facility is comprised of 18 financial institutions, including eight manufacturer-affiliated finance companies. Under our credit facility we are permitted to allocate the total financing commitment among floor plan financing for new vehicle inventory, floor plan financing for used vehicle inventory (up to a maximum of $350 million) and revolving financing for general corporate purposes, including acquisitions and working capital (up to a maximum of $400 million). Our credit facility may be expanded to $2.40 billion total availability, subject to lender approval. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

The availability of the revolving line of credit under our syndicated credit facility is determined according to a borrowing base comprised of a portion of certain accounts, receivables, invoices, inventory and equipment. The borrowing base is reduced by the sum of the outstanding aggregate principal balance of new and used vehicle floorplan loans and new and used swing line loans.

Our obligations under our revolving syndicated credit facility are secured by a substantial amount of our assets, including our inventory (including new and used vehicles, parts and accessories), equipment, accounts (and other rights to payment) and our equity interests in certain of our subsidiaries. Under our revolving syndicated credit facility, our obligations relating to new vehicle floorplan loans are secured only by collateral owned by borrowers of new vehicle floorplan loans under the credit facility.

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of December 31, 2016, we had no balances in our PR accounts.

If the outstanding principal balance on our new vehicle inventory floor plan commitment, plus requests on any day, exceeds 95% of the loan commitment, a portion of the revolving line of credit must be reserved. The reserve amount is equal to the lesser of $15.0 million or the maximum revolving line of credit commitment less the outstanding balance on the line less outstanding letters of credit. The reserve amount decreases the revolving line of credit availability and may be used to repay the new vehicle floor plan commitment balance.

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment, excluding the effects of our interest rate swaps, was 2.02% at December 31, 2016. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 2.27% and 2.52%, respectively, at December 31, 2016.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2016
Current ratio	Not less than 1.10 to 1	1.26 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.63 to 1
Leverage ratio	Not more than 5.00 to 1	2.18
Funded debt restriction	Not to exceed $900 million	$485.2 million

As of December 31, 2016, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Although we refer to the lenders’ obligations to make loans as “commitments,” each lender’s obligations to make any loan or other credit accommodations under the revolving syndicated credit facility is subject to the satisfaction of the conditions precedent specified in the credit agreement including, for example, that our representations and warranties in the agreement are true and correct in all material respects as of the date of each credit extension. If we are unable to satisfy the applicable conditions precedent, we may not be able to request new loans or other credit accommodations under our revolving syndicated credit facility.

Other Lines of Credit

We have other lines of credit with a total financing commitment of $38.5 million for general corporate purposes, including acquisitions and working capital. Substantially all of these other lines of credit mature in 2018 and have interest rates ranging up to 2.77%. As of December 31, 2016, we had outstanding debt of $36.5 million on these other lines of credit.

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At December 31, 2016, $94.6 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 2.1% to 5.0% at December 31, 2016. The mortgages are payable in various installments through October 2034. As of December 31, 2016, we had fixed interest rates on 64.3% of our outstanding mortgage debt.

Our other debt includes capital leases and sellers’ notes. Additionally, in 2015, our equity contribution obligations associated with the new markets tax credit equity-method investment were included in other debt. The interest rates associated with our other debt ranged from 4.3% to 9.7% at December 31, 2016. This debt, which totaled $11.2 million at December 31, 2016, is due in various installments through December 2050.

Contractual Payment Obligations

A summary of our contractual commitments and obligations as of December 31, 2016, was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2017	2018 and 2019	2020 and 2021	2022 and beyond
New vehicle floor plan commitment(1)	$1,506,895	$1,506,895	$—	$—	$—
Floor plan notes payable(1)	94,602	94,602	—	—	—
Used vehicle inventory financing facility(1)	211,000	—	—	211,000	—
Revolving lines of credit(1)(3)	142,506	266	36,240	106,000	—
Real estate debt, including interest(3)	523,324	36,156	111,028	93,927	282,213
Other debt, including capital leases and interest	27,182	1,418	2,887	2,844	20,033
Charge-backs on various contracts	44,229	24,320	18,019	1,819	71
Operating leases(2)	251,806	27,294	49,589	42,475	132,449
Self-insurance programs	32,817	10,704	9,617	3,258	9,238
	$2,834,361	$1,701,655	$227,380	$461,323	$444,004

(1)

Amounts for new vehicle floor plan commitment, floor plan notes payable, the used vehicle inventory financing facility and the revolving line of credit do not include estimated interest payments. See Notes 1 and 6 in the Notes to Consolidated Financial Statements.

(2)

Amounts for operating lease commitments do not include sublease income, and certain operating expenses such as maintenance, insurance and real estate taxes. See Note 7 in the Notes to Consolidated Financial Statements.

(3)	Balances exclude net impact of debt issuance costs. See Note 6 in the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Changing Prices

Inflation and changing prices did not have a material impact on our revenues or income from continuing operations in the years ended December 31, 2016, 2015 and 2014.

Selected Consolidated Quarterly Financial Data

The following tables set forth our unaudited quarterly financial data (in thousands, except per share amounts):(1) (2)

2016	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle	$1,096,055	$1,209,037	$1,297,511	$1,335,833
Used vehicle retail	532,726	553,647	580,885	559,693
Used vehicle wholesale	65,146	66,714	75,271	69,485
Finance and insurance	77,638	81,043	87,709	84,532
Service, body and parts	196,675	202,265	217,148	228,417
Fleet and other	14,621	20,633	11,443	14,030
Total revenues	1,982,861	2,133,339	2,269,967	2,291,990
Cost of sales	1,675,679	1,811,303	1,932,706	1,957,154
Gross profit	307,182	322,036	337,261	334,836
Asset impairments	3,498	3,498	3,498	3,498
Selling, general and administrative	219,106	215,526	228,134	236,824
Depreciation and amortization	11,663	12,503	12,206	12,997
Operating income	72,915	90,509	93,423	81,517
Floor plan interest expense	(5,909)	(6,209)	(6,186)	(7,227)
Other interest expense	(5,459)	(5,502)	(5,647)	(6,599)
Other expense, net	(1,526)	(1,495)	(1,513)	(1,569)
Income before income taxes	60,021	77,303	80,077	66,122
Income tax provision	(19,751)	(25,875)	(26,036)	(14,803)
Net income	$40,270	$51,428	$54,041	$51,319

Basic net income per share	$1.56	$2.02	$2.15	$2.04

Diluted net income per share	$1.55	$2.01	$2.15	$2.03

2015	Three Months Ended,
	March 31	June 30	September 30	December 31
Revenues:
New vehicle	$1,007,816	$1,149,512	$1,227,080	$1,167,893
Used vehicle retail	462,931	488,801	505,885	469,399
Used vehicle wholesale	62,208	66,796	69,472	63,054
Finance and insurance	64,604	72,463	76,633	69,318
Service, body and parts	173,475	182,695	189,796	193,024
Fleet and other	18,144	36,680	15,979	30,594
Total revenues	1,789,178	1,996,947	2,084,845	1,993,282
Cost of sales	1,515,803	1,699,298	1,773,658	1,699,859
Gross profit	273,375	297,649	311,187	293,423
Asset impairments	4,130	6,130	4,131	5,733
Selling, general and administrative	191,618	195,610	223,728	200,219
Depreciation and amortization	9,726	10,287	10,531	11,056
Operating income	67,901	85,622	72,797	76,415
Floor plan interest expense	(4,649)	(4,655)	(4,951)	(5,279)
Other interest expense	(4,828)	(4,972)	(4,900)	(4,791)
Other (expense) income, net	(368)	(356)	(307)	25
Income before income taxes	58,056	75,639	62,639	66,370
Income tax provision	(17,403)	(24,416)	(19,248)	(18,638)
Net income	$40,653	$51,223	$43,391	$47,732

Basic net income per share	$1.55	$1.95	$1.64	$1.82

Diluted net income per share	$1.53	$1.93	$1.64	$1.80

(1) Quarterly data may not add to yearly totals due to rounding.

(2) Certain reclassifications of amounts previously reported have been made to the quarterly financial data to maintain consistency and comparability between periods presented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Variable Rate Debt

Our syndicated credit facility, other floor plan notes payable and certain real estate mortgages are structured as variable rate debt. The interest rates on our variable rate debt are tied to either the one-month LIBOR, 3-month LIBOR, or the prime rate. These debt obligations, therefore, expose us to variability in interest payments due to changes in these rates. Certain floor plan debt is based on open-ended lines of credit tied to each individual store from the various manufacturer finance companies.

Our variable-rate floor plan notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. At December 31, 2016, we had $2.1 billion outstanding under such agreements at a weighted average interest rate of 2.1% per annum. A 10% increase in interest rates, or 18 basis points, would increase annual interest expense by approximately $2.6 million, net of tax, based on amounts outstanding at December 31, 2016.

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

At December 31, 2016, we had $286.7 million of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between May 1, 2018 and December 31, 2050. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $293.5 million at December 31, 2016.

Risk Management Policies

We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our policy is to manage this risk through a mix of fixed rate and variable rate debt structures.

We maintain risk management controls to monitor interest rate cash flow attributable to both our outstanding and forecasted debt obligations, as well as our offsetting hedge positions. The risk management controls include assessing the impact to future cash flows of changes in interest rates.

Item 8. Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2016 is included in Item 7.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal controls over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excludes the operations of the fifteen dealerships acquired in 2016. These stores represent approximately 8% of consolidated total assets as of December 31, 2016 and 3% of consolidated revenues as of and for the year ended December 31, 2016.

Based on our assessment, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2016, which is included in Item 8 of this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our Proxy Statement for our 2017 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our Proxy Statement for our 2017 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information

The following table summarizes equity securities authorized for issuance as of December 31, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by shareholders	298,984	$—	(1)	1,860,156
Equity compensation plans not approved by shareholders	—	—		—
Total	298,984	$—		1,860,156

(1)	There is no exercise price associated with our restricted stock units.
(2)	Includes 1,487,405 shares available pursuant to our 2013 Amended and Restated Stock Incentive Plan and 372,751 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included under the caption Security Ownership of Certain Beneficial Owners and Management in our Proxy Statement for our 2017 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our Proxy Statement for our 2017 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in our Proxy Statement for our 2017 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

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

10.3*

Form of Restricted Stock Unit Agreement (2016 Performance- and Time-Vesting) (for Senior Executives) (incorporated by reference to exhibit 10.3.3 to the Company’s Form 10-K for the year ended December 31, 2015)

10.3.1*	Form of Restricted Stock Unit Agreement (2017 Performance- and Time-Vesting) (for Senior Executives)

10.3.2*	Form of Restricted Stock Unit Agreement (Time-Vesting)

10.3.3*	Form of Restricted Stock Unit Agreement (Long-Term Performance-Vesting)

10.4*	Lithia Motors, Inc. 2013 Discretionary Support Services Variable Performance Compensation Plan (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed May 2, 2013)

10.5*	Form of Outside Director Nonqualified Deferred Compensation Agreement (incorporated by reference to exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2005)

10.6

Amended and Restated Loan Agreement among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed October 3, 2014)

10.6.1	First Amendment to Amended and Restated Loan Agreement (incorporated by reference to exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2015)

10.6.2	Second Amendment to Amended and Restated Loan Agreement (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed December 22, 2015)

10.6.3	Third Amendment to Amended and Restated Loan Agreement (incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016)

Exhibit	Description

10.6.4	Fourth Amendment to Amended and Restated Loan Agreement (incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2016)

10.7*	Amended and Restated Split-Dollar Agreement (incorporated by reference to exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2012)

10.8*	Form of Indemnity Agreement for each Named Executive Officer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 29, 2009)

10.9*	Form of Indemnity Agreement for each non-management Director (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed May 29, 2009)

10.10*	Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2016)

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

10.11*	Transition Agreement dated September 14, 2015 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 17, 2015)

10.12*	Director Service Agreement effective January 1, 2016 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 17, 2015)

10.13*

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

Date: February 28, 2017	LITHIA MOTORS, INC.

By /s/ Bryan B. DeBoer
Bryan B. DeBoer
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2017:

Signature	Title

/s/ Bryan B. DeBoer	Director, President and Chief Executive Officer. (Principal Executive Officer)
Bryan B. DeBoer

/s/ John F. North III	Senior Vice President and Chief Financial Officer
John F. North III	(Principal Accounting Officer)

/s/ Sidney B. DeBoer	Chairman of the Board
Sidney B. DeBoer

/s/ Thomas Becker	Director
Thomas Becker

/s/ Susan O. Cain	Director
Susan O. Cain

/s/ Shau-wai Lam	Director
Shau-wai Lam

/s/ Kenneth E. Roberts	Director
Kenneth E. Roberts

/s/ David J. Robino	Director
David J. Robino

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lithia Motors, Inc.:

We have audited the accompanying Consolidated Balance Sheets of Lithia Motors, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related Consolidated Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2016. These Consolidated Financial Statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these Consolidated Financial Statements based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of Lithia Motors, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Lithia Motors, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. This report includes a paragraph stating that management excluded from its assessment of the effectiveness of Lithia Motors, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2016, 15 acquired stores’ internal control over financial reporting. The total assets of these 15 stores represented approximately 8% of consolidated total assets as of December 31, 2016 and approximately 3% of consolidated revenues for the year ended December 31, 2016. Our audit of internal control over financial reporting of Lithia Motors, Inc. also excluded an evaluation of the internal control over financial reporting of these 15 stores.

As discussed in Note 15 to the Consolidated Financial Statements, the Company has changed its method for reporting discontinued operations as of September 2014.

/s/ KPMG LLP

Portland, Oregon

February 28, 2017

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Lithia Motors, Inc.:

We have audited Lithia Motors, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Lithia Motors, Inc. completed the acquisition of 15 stores during 2016 and management excluded from its assessment of the effectiveness of Lithia Motors, Inc.’s internal control over financial reporting as of December 31, 2016, all of these acquired stores’ internal control over financial reporting. The total assets of these 15 stores represented approximately 8% of consolidated total assets as of December 31, 2016 and approximately 3% of consolidated revenues for the year ended December 31, 2016. Our audit of internal control over financial reporting of Lithia Motors, Inc. also excluded an evaluation of the internal control over financial reporting of these 15 stores.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Lithia Motors, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related Consolidated Statements of Operations, Comprehensive Income, Changes in Stockholders’ Equity, and Cash Flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those Consolidated Financial Statements.

/s/ KPMG LLP

Portland, Oregon

February 28, 2017

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 31,
	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$50,282	$45,008
Accounts receivable, net of allowance for doubtful accounts of $5,281 and $2,243	417,714	308,462
Inventories, net	1,772,587	1,470,987
Other current assets	46,611	54,022
Total Current Assets	2,287,194	1,878,479

Property and equipment, net of accumulated depreciation of $167,300 and $137,853	1,006,130	876,660
Goodwill	259,399	213,220
Franchise value	184,268	157,699
Other non-current assets	107,159	99,072
Total Assets	$3,844,150	$3,225,130

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$94,602	$48,083
Floor plan notes payable: non-trade	1,506,895	1,265,872
Current maturities of long-term debt	20,965	38,506
Trade payables	88,423	70,871
Accrued liabilities	211,109	167,107
Total Current Liabilities	1,921,994	1,590,439

Long-term debt, less current maturities	769,916	604,680
Deferred revenue	81,929	66,734
Deferred income taxes	59,075	53,129
Other long-term liabilities	100,460	81,984
Total Liabilities	2,933,374	2,396,966

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,382 and 23,676	165,512	258,410
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 1,762 and 2,542	219	316
Additional paid-in capital	41,225	38,822
Accumulated other comprehensive loss	—	(277)
Retained earnings	703,820	530,893
Total Stockholders' Equity	910,776	828,164
Total Liabilities and Stockholders' Equity	$3,844,150	$3,225,130

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
New vehicle	$4,938,436	$4,552,301	$3,077,670
Used vehicle retail	2,226,951	1,927,016	1,362,481
Used vehicle wholesale	276,616	261,530	195,699
Finance and insurance	330,922	283,018	190,381
Service, body and parts	844,505	738,990	512,124
Fleet and other	60,727	101,397	51,971
Total revenues	8,678,157	7,864,252	5,390,326
Cost of sales:
New vehicle	4,649,024	4,271,931	2,879,486
Used vehicle retail	1,963,267	1,685,767	1,183,228
Used vehicle wholesale	272,303	257,073	192,053
Service, body and parts	434,222	375,069	262,388
Fleet and other	58,026	98,778	49,849
Total cost of sales	7,376,842	6,688,618	4,567,004
Gross profit	1,301,315	1,175,634	823,322
Asset impairments	13,992	20,124	1,853
Selling, general and administrative	899,590	811,175	563,207
Depreciation and amortization	49,369	41,600	26,363
Operating income	338,364	302,735	231,899
Floor plan interest expense	(25,531)	(19,534)	(13,861)
Other interest expense	(23,207)	(19,491)	(10,742)
Other (expense) income, net	(6,103)	(1,006)	3,199
Income from continuing operations before income taxes	283,523	262,704	210,495
Income tax provision	(86,465)	(79,705)	(74,955)
Income from continuing operations, net of income tax	197,058	182,999	135,540
Income from discontinued operations, net of income tax	—	—	3,180
Net income	$197,058	$182,999	$138,720

Basic income per share from continuing operations	$7.76	$6.96	$5.19
Basic income per share from discontinued operations	—	—	0.12
Basic net income per share	$7.76	$6.96	$5.31

Shares used in basic per share calculations	25,409	26,290	26,121

Diluted income per share from continuing operations	$7.72	$6.91	$5.14
Diluted income per share from discontinued operations	—	—	0.12
Diluted net income per share	$7.72	$6.91	$5.26

Shares used in diluted per share calculations	25,521	26,490	26,382

Cash dividend declared per Class A and Class B share	$0.95	$0.76	$0.61

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$197,058	$182,999	$138,720
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $175, $399 and $380	277	649	612
Comprehensive income	$197,335	$183,648	$139,332

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Equity
(In thousands)

	Common Stock				Additional	Accumulated Other		Total
	Class A		Class B		Paid-In	Comprehensive	Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Equity
Balance at December 31, 2013	23,329	$268,255	2,562	$319	$22,598	$(1,538)	$245,088	$534,722
Net income							138,720	138,720
Gain on cash flow hedges, net of tax expense of $380	—	—	—	—	—	612	—	612
Issuance of stock in connection with employee stock plans	118	4,590	—	—	—	—	—	4,590
Issuance of restricted stock to employees	288	—	—	—	—	—	—	—
Repurchase of Class A common stock	(333)	(22,968)	—	—	—	—	—	(22,968)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	6,445	—	—	7,177	—	—	13,622
Issuance of stock in connection with acquisitions	269	19,736	—	—	—	—	—	19,736
Dividends paid	—	—	—	—		—	(15,929)	(15,929)
Balance at December 31, 2014	23,671	276,058	2,562	319	29,775	(926)	367,879	673,105
Net income	—	—	—	—	—	—	182,999	182,999
Gain on cash flow hedges, net of tax expense of $399	—	—	—	—	—	649	—	649
Issuance of stock in connection with employee stock plans	74	6,065	—	—	—	—	—	6,065
Issuance of restricted stock to employees	217	—	—	—	—	—	—	—
Repurchase of Class A common stock	(306)	(31,548)	—	—	—	—	—	(31,548)
Class B common stock converted to Class A common stock	20	3	(20)	(3)	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	7,832	—	—	9,047	—	—	16,879
Dividends paid	—	—	—	—	—	—	(19,985)	(19,985)
Balance at December 31, 2015	23,676	258,410	2,542	316	38,822	(277)	530,893	828,164
Net income							197,058	197,058
Gain on cash flow hedges, net of tax expense of $175	—	—	—	—	—	277	—	277
Issuance of stock in connection with employee stock plans	93	6,932	—	—	—	—	—	6,932
Issuance of restricted stock to employees	241	—	—	—	—	—	—	—
Repurchase of Class A common stock	(1,408)	(112,939)			—	—	—	(112,939)
Class B common stock converted to Class A common stock	780	97	(780)	(97)	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	13,012	—	—	2,403	—	—	15,415
Dividends Paid	—	—	—	—	—	—	(24,131)	(24,131)
Balance at December 31, 2016	23,382	$165,512	1,762	$219	$41,225	$—	$703,820	$910,776

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$197,058	$182,999	$138,720
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	13,992	20,124	1,853
Depreciation and amortization	49,369	41,600	26,363
Stock-based compensation	11,047	11,871	7,436
(Gain) loss on disposal of other assets	(4,343)	203	270
Gain from disposal activities	(1,102)	(5,919)	(5,744)
Deferred income taxes	10,138	12,341	13,355
Excess tax benefit from share-based payment arrangements	(4,389)	(5,012)	(6,186)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(105,961)	(13,047)	(59,474)
Inventories	(168,847)	(197,079)	(76,002)
Other assets	(13,305)	(31,290)	(30,534)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	16,385	7,035	(647)
Trade payables	16,449	674	(3,105)
Accrued liabilities	42,852	16,273	(13,471)
Other long-term liabilities and deferred revenue	27,173	33,766	38,133
Net cash provided by operating activities	86,516	74,539	30,967

Cash flows from investing activities:
Principal payments received on notes receivable	—	—	2,882
Capital expenditures	(100,761)	(83,244)	(85,983)
Proceeds from sales of assets	2,211	270	4,896
Cash paid for other investments	(30,280)	(28,110)	(9,110)
Cash paid for acquisitions, net of cash acquired	(234,700)	(71,615)	(659,634)
Proceeds from sales of stores	11,837	12,966	10,617
Net cash used in investing activities	(351,693)	(169,733)	(736,332)

Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade, net	252,893	136,201	440,341
Borrowings on lines of credit	1,244,343	1,261,597	1,435,144
Repayments on lines of credit	(1,123,082)	(1,298,120)	(1,251,375)
Principal payments on long-term debt, scheduled	(16,717)	(15,404)	(9,314)
Principal payments on long-term debt and capital leases, other	(27,703)	(9,189)	—
Proceeds from issuance of long-term debt	66,466	75,675	124,902
Proceeds from issuance of common stock	6,932	6,065	4,590
Repurchase of common stock	(112,939)	(31,548)	(22,968)
Excess tax benefit from share-based payment arrangements	4,389	5,012	6,186
Dividends paid	(24,131)	(19,985)	(15,929)
Net cash provided by financing activities	270,451	110,304	711,577
Increase in cash and cash equivalents	5,274	15,110	6,212
Cash and cash equivalents at beginning of year	45,008	29,898	23,686
Cash and cash equivalents at end of year	$50,282	$45,008	$29,898

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$49,730	$41,098	$24,610
Cash paid during the period for income taxes, net	57,236	86,533	63,827

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$—	$2,160	$55,693
Non-cash assets transferred in connection with acquisitions	2,637	—	—
Debt forgiven in connection with acquisitions	$—	1,374	$—
Debt assumed in connection with acquisitions	48,081	—	—
Acquisition of assets with capital leases	8,916	—	—
Floor plan debt paid in connection with store disposals	5,284	4,400	3,311

 See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)           Summary of Significant Accounting Policies

Organization and Business

We are a leading operator of automotive franchises and a retailer of new and used vehicles and related services. As of December 31, 2016, we offered 30 brands of new vehicles and all brands of used vehicles in 154 stores in the United States and online at Lithia.com, DCHauto.com and CarboneCars.com. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell service contracts, vehicle protection products and credit insurance.

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

Inventories

Inventories are valued at the lower of market value or cost, using a pooled approach for vehicles and the specific identification method for parts. Certain acquired inventories are valued using the last-in first-out (LIFO) method. The LIFO reserve associated with this inventory as of December 31, 2016 and 2015 was immaterial. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation.

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

Parts are valued at the lower of market value or cost using the specific identification method. Parts purchase discounts that we receive from the manufacturer are reflected as a reduction in the carrying value of the parts purchased from the manufacturer and are recognized as a reduction to cost of goods sold as the related inventory is sold. See Note 3.

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

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels, and betterments are capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. For the years ended December 31, 2016, 2015 and 2014, we recorded capitalized interest of $0.4 million, $0.5 million and $0.4 million, respectively.

When an asset is retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income from continuing operations.

Leased property meeting certain criteria are recorded as capital leases. The Company has capital leases for certain locations, expiring at various dates through December 31, 2050. Our capital leases are included in property and equipment on our Consolidated Balance Sheets. Amortization of capitalized leased assets is computed on a straight-line basis over the term of the lease, unless the lease transfers title or it contains a bargain purchase option, in which case, it is amortized over the asset’s useful life and is included in depreciation expense. Capital lease obligations are recorded as the lesser of the estimated fair market value of the leased property or the net present value of the aggregated future minimum payments and are included in current maturities of long-term debt and long-term debt on our Consolidated Balance Sheets. Interest associated with these obligations are included in other interest expense in the Consolidated Statements of Operations. See Note 7.

Long-lived assets held and used by us are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We consider several factors when evaluating whether there are indications of potential impairment related to our long-lived assets, including store profitability, overall macroeconomic factors and the impact of our strategic management decisions. If recoverability testing is performed, we evaluate assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows associated with the asset, including its disposition. If such assets are considered to be impaired, the amount by which the carrying amount of the assets exceeds the fair value of the assets is recognized as a charge to income from continuing operations. See Notes 4 and 12.

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

Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying amount of the reporting unit more likely than not exceeds fair value. We have the option to qualitatively or quantitatively assess goodwill for impairment and we evaluated our goodwill using a qualitative assessment process. Goodwill is tested for impairment at the reporting unit level. Our reporting units are individual stores as this is the level at which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance.

We test our goodwill for impairment on October 1 of each year. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. In 2016, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, the first step of the two-step goodwill impairment test is performed. See Note 5.

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

As an indefinite-lived intangible asset, franchise value is tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying value may exceed fair value. The impairment test for indefinite-lived intangible assets requires the comparison of estimated fair value to carrying value. An impairment charge is recorded to the extent the fair value is less than the carrying value. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. We evaluated our indefinite-lived intangible assets using a qualitative assessment process. We have determined the appropriate unit of accounting for testing franchise value for impairment is each individual store.

We test our franchise value for impairment on October 1 of each year. In 2016, we evaluated our indefinite-lived intangible assets using a qualitative assessment process. If the qualitative factors discussed above determine that it is more likely than not that the fair value of the individual store's franchise value exceeds the carrying amount, the franchise value is not impaired and the second step is not necessary. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying value, then a quantitative valuation of our franchise value is performed and an impairment would be recorded. See Note 5.

Equity-Method Investments

We owned investments in certain partnerships which we account for under the equity method. These investments are included as a component of other non-current assets in our Consolidated Balance Sheets. We determined that we lack certain characteristics to direct the operations of the businesses and, as a result, do not qualify to consolidate these investments. Activity related to our equity-method investments is recognized in our Consolidated Statements of Operations as follows:

•	an other than temporary decline in fair value is reflected as an asset impairment;
•	our portion of the operating gains and losses is included as a component of other (expense) income, net;
•	the amortization related to the discounted fair value of future equity contributions is recognized over the life of the investments as non-cash interest expense; and
•	tax benefits and credits are reflected as a component of our income tax provision.

Periodically, whenever events or circumstances indicate that the carrying amount of assets may be impaired, we evaluate the equity-method investments for indications of loss resulting from an other than temporary decline. If the equity-method investment is determined to be impaired, the amount by which the carrying amount exceeds the fair value of the investment is recognized as a charge to income from continuing operations. See Notes 12 and 18.

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

Year Ended December 31,	2016	2015	2014
Advertising expense, gross	$101,656	$89,736	$62,933
Manufacturer cooperative advertising credits	(20,293)	(19,801)	(16,281)
Advertising expense, net	$81,363	$69,935	$46,652

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

We have a credit facility with a syndicate of 18 financial institutions, including eight manufacturer-affiliated finance companies. Several of these financial institutions also provide vehicle financing for certain new vehicles, vehicles that are designated for use as service loaners and mortgage financing. This credit facility is the primary source of floor plan financing for our new vehicle inventory and also provides used vehicle financing and a revolving line of credit. The term of the facility extends through July 2021. At maturity, our financial condition could be materially adversely impacted if lenders are unable to provide credit that has typically been extended to us or with terms unacceptable to us. Our financial condition could be materially adversely impacted if these providers incur losses in the future or undergo funding limitations. See Note 6.

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

We have variable rate floor plan notes payable, mortgages and other credit line borrowings that subject us to market risk exposure. At December 31, 2016, we had $2.1 billion outstanding in variable rate debt. These borrowings had interest rates ranging from 2.02% to 3.25% per annum. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

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

We also use estimates in the calculation of various expenses, accruals and reserves, including anticipated losses related to workers’ compensation insurance; anticipated losses related to self-insurance components of our property and casualty and medical insurance; self-insured lifetime lube, oil and filter service contracts; discretionary employee bonuses, the Transition Agreement with Sidney B. DeBoer, our Chairman of the Board; warranties provided on certain products and services; legal reserves and stock-based compensation. We also make certain estimates regarding the assessment of the recoverability of long-lived assets, indefinite-lived intangible assets and deferred tax assets.

We offer a limited warranty on the sale of most retail used vehicles. This warranty is based on mileage and time. We also offer a mileage and time based warranty on parts used in our service repair work and on tire purchases. The cost that may be incurred for these warranties is estimated at the time the related revenue is recorded. A reserve for these warranty liabilities is estimated based on current sales levels, warranty experience rates and estimated costs per claim. The annual activity for reserve increases and claims is immaterial. As of December 31, 2016 and 2015, the accrued warranty balance was $0.4 million and $0.5 million, respectively.

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

Corporate and other revenue and income include the results of operations of our stand-alone collision center offset by unallocated corporate overhead expenses, such as corporate personnel costs, and certain unallocated reserve and elimination adjustments. Additionally, certain internal corporate expense allocations increase segment income for Corporate and other while decreasing segment income for the other reportable segments. These internal corporate expense allocations are used to increase comparability of our dealerships and reflect the capital burden a stand-alone dealership would experience. Examples of these internal allocations include internal rent expense, internal floor plan financing charges, and internal fees charged to offset employees within our corporate headquarters that perform certain dealership functions.

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

(2)           Accounts Receivable

Accounts receivable consisted of the following (in thousands):

December 31,	2016	2015
Contracts in transit	$233,506	$168,460
Trade receivables	47,450	33,749
Vehicle receivables	43,937	36,470
Manufacturer receivables	76,948	59,215
Auto loan receivables	69,859	42,490
Other receivables	1,600	3,033
	473,300	343,417
Less: Allowance for doubtful accounts	(5,281)	(2,243)
Less: Long-term portion of accounts receivable, net	(50,305)	(32,712)
Total accounts receivable, net	$417,714	$308,462

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

(3)           Inventories

The components of inventories consisted of the following (in thousands):

December 31,	2016	2015
New vehicles	$1,338,110	$1,113,613
Used vehicles	368,067	302,911
Parts and accessories	66,410	54,463
Total inventories	$1,772,587	$1,470,987

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle. As of December 31, 2016 and 2015, the carrying value of inventory had been reduced by $18.1 million and $13.6 million, respectively, for assistance received from manufacturers as discussed in Note 1.

(4)     Property and Equipment

Property and equipment consisted of the following (in thousands):

December 31,	2016	2015
Land	$318,832	$281,982
Building and improvements	611,798	527,545
Service equipment	80,953	70,559
Furniture, office equipment, signs and fixtures	141,248	119,250
	1,152,831	999,336
Less accumulated depreciation	(167,300)	(137,853)
	985,531	861,483
Construction in progress	20,599	15,177
	$1,006,130	$876,660

Long-lived Asset Impairment Charges

In 2015, we recorded $3.6 million of impairment charges associated with certain properties and equipment. As the expected future use of these facilities and equipment changed, the long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value. We did not record any impairment charges associated with properties and equipment in 2016 or 2014. In 2016, we tested long-lived assets for recoverability and determined their undiscounted cash flows exceeded their carrying value.

(5)           Goodwill and Franchise Value

The following is a roll-forward of goodwill (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2014 ¹	$91,011	$79,601	$28,763	$199,375
Additions through acquisitions	6,892	5,029	2,170	14,091
Reductions through divestitures	—	(246)	—	(246)
Balance as of December 31, 2015 ¹	97,903	84,384	30,933	213,220
Additions through acquisitions	18,154	21,795	7,448	47,397
Reductions through divestitures	(1,218)	—	—	(1,218)
Balance as of December 31, 2016 ¹	$114,839	$106,179	$38,381	$259,399

(1)	Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.

The following is a roll-forward of franchise value (in thousands):

Franchise Value
Balance as of December 31, 2014	$150,892
Additions through acquisitions	6,843
Reductions through divestitures	(36)
Balance as of December 31, 2015	157,699
Additions through acquisitions	27,087
Reductions through divestitures	(518)
Balance as of December 31, 2016	$184,268

(6)           Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

December 31,	2016	2015
New vehicle floor plan commitment	$1,506,895	$1,265,872
Floor plan notes payable	94,602	48,083
Total floor plan debt	1,601,497	1,313,955

Used vehicle inventory financing facility	211,000	171,000
Revolving lines of credit	142,507	61,246
Real estate mortgages	428,367	387,861
Other debt	11,191	25,248
Debt issuance costs	(2,184)	(2,169)
Total debt	$2,392,378	$1,957,141

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30)." ASU 2015-03 requires entities to present debt issuance costs related to a recognized debt liability as a direct deduction from the carrying amount of that debt liability. The new standard is effective for fiscal years beginning after December 15, 2016, and therein. We have adopted the retrospective application of the new guidance, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effect of presenting all debt issuance costs as a reduction from the carrying amount of the related debt liability for both current and prior periods. We reclassified $2.2 million of debt issuance costs as a direct reduction from the carrying amount of debt as of December 31, 2015.

Credit Facility

We have a credit facility with a total financing commitment of $2.05 billion which matures in July 2021. This syndicated credit facility is comprised of 18 financial institutions, including eight manufacturer-affiliated finance companies. Under our credit facility we are permitted to allocate the total financing commitment among floor plan financing for new vehicle inventory, floor plan financing for used vehicle inventory (up to a maximum of $350 million) and revolving financing for general corporate purposes, including acquisitions and working capital (up to a maximum of $400 million). Our credit facility may be expanded to $2.4 billion total availability, subject to lender approval. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

The availability of the revolving line of credit under our syndicated credit facility is determined according to a borrowing base comprised of a portion of certain accounts, receivables, invoices, inventory and equipment. The borrowing base is reduced by the sum of the outstanding aggregate principal balance of new and used vehicle floor plan loans and new and used swing line loans.

Our obligations under our revolving syndicated credit facility are secured by a substantial amount of our assets, including our inventory (including new and used vehicles, parts and accessories), equipment, accounts (and other rights to payment) and our equity interests in certain of our subsidiaries. Under our revolving syndicated credit facility, our obligations relating to new vehicle floor plan loans are secured only by collateral owned by borrowers of new vehicle floor plan loans under the credit facility.

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of December 31, 2016, we had no balances in our PR accounts.

If the outstanding principal balance on our new vehicle inventory floor plan commitment, plus requests on any day, exceeds 95% of the loan commitment, a portion of the revolving line of credit must be reserved. The reserve amount is equal to the lesser of $15.0 million or the maximum revolving line of credit commitment less the outstanding balance on the line less outstanding letters of credit. The reserve amount decreases the revolving line of credit availability and may be used to repay the new vehicle floor plan commitment balance.

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 2.02% at December 31, 2016. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 2.27% and 2.52%, respectively, at December 31, 2016.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2016
Current ratio	Not less than 1.10 to 1	1.26	to	1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.63	to	1
Leverage ratio	Not more than 5.00 to 1	2.18	to	1
Funded debt restriction	Not to exceed $900 million		$485.2 million

Other Lines of Credit

We have other lines of credit with a total financing commitment of $38.5 million for general corporate purposes, including acquisitions and working capital. Substantially all of these other lines of credit mature in 2018 and have interest rates ranging up to 2.77%. As of December 31, 2016, we had outstanding debt of $36.5 million on these other lines of credit.

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. At December 31, 2016, $94.6 million was outstanding on these agreements at interest rates ranging up to 3.25%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 2.1% to 5.0% at December 31, 2016. The mortgages are payable in various installments through October 2034. As of December 31, 2016, we had fixed interest rates on 64.3% of our outstanding mortgage debt.

Our other debt includes capital leases and sellers’ notes. The interest rates associated with our other debt ranged from 4.3% to 9.7% at December 31, 2016. This debt, which totaled $11.2 million at December 31, 2016, is due in various installments through December 2050.

Future Principal Payments

The schedule of future principal payments associated with real estate mortgages and other debt as of December 31, 2016 was as follows (in thousands):

Year Ending December 31,
2017	$20,608
2018	38,150
2019	45,189
2020	37,504
2021	34,897
Thereafter	263,210
Total principal payments	$439,558

(7)           Commitments and Contingencies

Leases

We lease certain facilities under non-cancelable operating and capital leases. These leases expire at various dates through 2050. Certain lease commitments contain fixed payment increases at predetermined intervals over the life of the lease, while other lease commitments are subject to escalation clauses of an amount equal to the increase in the cost of living based on the “Consumer Price Index - U.S. Cities Average - All Items for all Urban Consumers” published by the U.S. Department of Labor, or a substantially equivalent regional index. Lease expense related to operating leases is recognized on a straight-line basis over the life of the lease.

The minimum lease payments under our operating and capital leases after December 31, 2016 are as follows (in thousands):

Year Ending December 31,
2017	$27,294
2018	25,557
2019	24,031
2020	22,226
2021	20,249
Thereafter	132,449
Total minimum lease payments	251,806
Less: sublease rentals	(7,777)
$244,029

Rent expense, net of sublease income, for all operating leases was $26.8 million, $23.8 million, and $17.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are included as a component of selling, general and administrative expenses in our Consolidated Statements of Operations.

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

Charge-Backs for Various Contracts

We have recorded a liability of $44.2 million as of December 31, 2016 for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. We estimate that the charge-backs will be paid out as follows (in thousands):

Year Ending December 31,
2017	$24,320
2018	12,831
2019	5,188
2020	1,498
2021	320
Thereafter	71
Total	$44,228

Lifetime Lube, Oil and Filter Contracts

We retain the obligation for lifetime lube, oil and filter service contracts sold to our customers and assumed the liability of certain existing lifetime lube, oil and filter contracts. These amounts are recorded as deferred revenues. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2016, we had a deferred revenue balance of $99.6 million associated with these contracts and estimate the deferred revenue will be recognized as follows (in thousands):

Year Ending December 31,
2017	$19,800
2018	15,661
2019	12,511
2020	10,400
2021	8,866
Thereafter	32,402
Total	$99,640

The current portion of this deferred revenue balance is recorded as a component of accrued liabilities in our Consolidated Balance Sheets.

We periodically evaluate the estimated future costs of these assumed contracts and record a charge if future expected claim and cancellation costs exceed the deferred revenue to be recognized. As of December 31, 2016, we had a reserve balance of $3.4 million recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets. The charges associated with this reserve were recognized in 2011 and earlier.

Self-insurance Programs

We self-insure a portion of our property and casualty insurance, vehicle open lot coverage, medical insurance and workers’ compensation insurance. Third parties are engaged to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. As of December 31, 2016 and 2015, we had liabilities associated with these programs of $32.8 million and $25.9 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

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

In Re Lithia Motors Derivative Litigation

On December 14, 2015, Shiva Y. Stein, a Lithia shareholder, filed derivative claims on behalf of Lithia against its Board of Directors (the “Board”), listing Lithia as a nominal defendant. The case, Stein v. DeBoer, et al., Case No. 15CV33696, is pending in the Circuit Court of the State of Oregon for Marion County. Ms. Stein’s claims relate to the adoption of a transition agreement between Lithia and Sidney B. DeBoer, as disclosed in a Current Report on Form 8-K filed September 16, 2015. Ms. Stein alleges that Lithia's directors breached their fiduciary duties of loyalty and due care, and wasted corporate assets, when they approved the agreement with Mr. DeBoer. Ms. Stein also alleges a claim against Sidney B. DeBoer, asserting that he has been unjustly enriched by the agreement. Ms. Stein is seeking relief in the amount of damages allegedly sustained by Lithia as a result of the alleged breaches of fiduciary duty and alleged corporate waste, disgorgement and imposition of a constructive trust on all property and profits Sidney B. DeBoer received as a result of the alleged wrongful conduct, and an award of the costs and disbursements of the lawsuit, including reasonable attorney fees, costs, and expenses. The Board and Mr. DeBoer filed Motions to Dismiss the Stein suit on February 26, 2016.

On February 12, 2016, Marty A. Jessos, a Lithia shareholder, also filed derivative claims on behalf of Lithia against the Board, listing Lithia as a nominal defendant. The case, Jessos v. DeBoer, et al., Case No. 16CV04181, was filed in the Circuit Court of the State of Oregon for Multnomah County. The Jessos suit involves the same subject matter and alleges substantially the same facts, claims, and causes of action as the Stein suit. On March 22, 2016, the Jessos suit was transferred to Marion County Circuit Court. On April 4, 2016, the parties filed a Stipulation and [Proposed] Order of Consolidation in the Stein suit to consolidate both Stein and Jessos under the Stein suit, Case No. 15CV33696. On April 4, 2016, the Court signed the consolidation order. The case is now known as In re Lithia Motors Derivative Litigation, Case No. 15CV33696. Plaintiffs filed their consolidated complaint on April 15, 2016.

The Board and Mr. DeBoer filed Motions to Dismiss the consolidated complaint on May 10, 2016. The Court issued its ruling on the Motions on August 12, 2016. The Court determined that a majority of the Board was independent, but also that Plaintiffs alleged sufficient facts to withstand the Motions to Dismiss. For that reason, the Court denied the Board’s and Mr. DeBoer’s Motions. The Board and Mr. DeBoer filed their Answers to the consolidated complaint on October 10, 2016. The parties engaged in discovery, including depositions, and the Board and Mr. DeBoer filed Motions for Summary Judgment on December 29, 2016, which is pending.  Although we do not anticipate that the resolution of this legal proceeding will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

California Wage and Hour Litigations

In June 2012, Mr. Robles and Mr. Laredo brought claims against DCH Tustin Acura (Robles v. Tustin Motors, Inc., Case No. 30-2012-00579414, filed in the Superior Court of California, Orange County) alleging that the employer underpaid technicians in light of California Wage Order provisions that require an employer to pay at least two times the minimum wage for each hour worked if the employee is required to bring his or her own tools. The complaint was amended in late 2013 to include allegations that the employer failed to pay technicians for non-productive time and/or time spent performing tasks not compensated by the flat-rate compensation system; off-the-clock time worked; and wages due at termination. The amended complaint also alleged that the employer failed to provide technicians accurate and complete wage statements; and statutory meal and rest periods. Plaintiffs are seeking relief on behalf of all employees at all DCH Auto Group dealerships in California. Plaintiffs also seek attorney fees and costs. These Plaintiffs (and several other former technicians in separate-but-partially-overlapping actions) also seek relief under California’s Private Attorney General Action (PAGA) provisions, which allow private plaintiffs to recover civil penalties on behalf of the State of California. DCH successfully compelled arbitration based on arbitration agreements between these claimants and the employer, although certain representative claims were excluded and stayed pending arbitration.

During the pendency of Robles, related cases were filed that made substantially similar technician claims including Holzer (see below). DCH and the Robles claimants settled their individual claims in mediation in 2015. In April 2016, DCH and all technician plaintiffs in Robles and the related cases agreed in principle to settle the representative claims, although this settlement has not yet been approved by the California courts as expressly contemplated by the parties and required by applicable law as a condition of the agreed release of claims. DCH Auto Group (USA) Limited must indemnify Lithia Motors, Inc. for losses related to this claim pursuant to the stock purchase agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited dated June 14, 2014. As a result, we believe the exposure related to this lawsuit, when considered in relation to the terms of the stock purchase agreement, is immaterial to our financial statements.

In August 2014, Ms. Holzer filed a complaint in the Central District of California (Holzer v. DCH Auto Group (USA) Inc., Case No. BC558869) alleging that her employer, an affiliate of DCH Auto Group (USA) Inc., failed to provide vehicle finance and sales persons, service advisors, and other clerical and hourly workers accurate and complete wage statements; and statutory meal and rest periods. The complaint also alleges that the employer failed to pay these employees for off-the-clock time worked; and wages due at termination. Plaintiffs also seek attorney fees and costs. DCH has sought to compel arbitration based on Plaintiffs’ arbitration agreements. Plaintiffs (and several other employees in separate actions) are seeking relief under California’s PAGA provisions.

During the pendency of Holzer, related cases were filed that made substantially similar non-technician claims.  DCH and all non-technican claimants settled their individual claims in mediation in 2017. In January 2017, DCH and all non-technician plaintiffs agreed in principle to settle the representative claims, although this settlement has not yet been approved by the California courts as expressly contemplated by the parties and required by applicable law as a condition of the agreed release of claims. DCH Auto Group (USA) Limited must indemnify Lithia Motors, Inc. for losses related to this claim pursuant to the stock purchase agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited dated June 14, 2014. As a result, we believe the exposure related to this lawsuit, when considered in relation to the terms of the stock purchase agreement, is immaterial to our financial statements.

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

Share repurchases under our authorizations were as follows:

	Repurchases Occurring in 2016		Cumulative Repurchases as of December 31, 2016
	Shares	Average Price	Shares	Average Price
2011 Share Repurchase Authorization	599,123	$79.21	2,327,636	$51.09
2016 Share Repurchase Authorization	713,725	$79.74	713,725	$79.74

As of December 31, 2016, we had $193.1 million available for repurchases pursuant to our 2016 share repurchase authorization.

In addition, during 2016, we repurchased 94,826 shares at an average price of $90.46 per share, for a total of $8.6 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

The following is a summary of our repurchases in the years ended December 31, 2016, 2015 and 2014:

Year Ended December 31,	2016	2015	2014
Shares repurchased pursuant to repurchase authorizations	1,312,848	228,737	226,729
Total purchase price (in thousands)	$104,370	$24,676	$15,990
Average purchase price per share	$79.50	$107.88	$70.52
Shares repurchased in association with tax withholdings on the vesting of RSUs	94,826	77,649	106,772

Dividends

We declared and paid dividends on our Class A and Class B Common Stock as follows:

Quarter declared	Dividend amount per Class A and Class B share	Total amount of dividend (in thousands)
2014
First quarter	$0.13	$3,378
Second quarter	0.16	4,179
Third quarter	0.16	4,174
Fourth quarter	0.16	4,198
2015
First quarter	$0.16	$4,216
Second quarter	0.20	5,266
Third quarter	0.20	5,257
Fourth quarter	0.20	5,246
2016
First quarter	$0.20	$5,151
Second quarter	0.25	6,373
Third quarter	0.25	6,299
Fourth quarter	0.25	6,308

Reclassification From Accumulated Other Comprehensive Loss

The reclassification from accumulated other comprehensive loss was as follows (in thousands):

Year Ended December 31,	2016	2015	2014	Affected Line Item in the Consolidated Statement of Operations
Loss on cash flow hedges	$(219)	$(449)	$(488)	Floor plan interest expense
Income tax benefits	85	174	187	Income tax provision
Loss on cash flow hedges, net	$(134)	$(275)	$(301)

See Note 11 for more details regarding our derivative contracts.

(9)           401(k) Profit Sharing, Deferred Compensation and Long-Term Incentive Plans

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $5.4 million, $5.3 million and $3.2 million were recognized for the years ended December 31, 2016, 2015 and 2014, respectively. Employees may contribute to the plan if they meet certain eligibility requirements.

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

The following is a summary related to our LTIP (in thousands):

Year Ended December 31,	2016	2015	2014
Compensation expense	$1,081	$1,812	$1,877
Total discretionary contribution	$1,785	$2,249	$2,450
Guaranteed annual return	5.25%	5.25%	5.25%

As of December 31, 2016 and 2015, the balance due to participants was $23.5 million and $19.7 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

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

Following is information regarding our 2009 ESPP:

Year Ended December 31,	2016
Shares purchased pursuant to 2009 ESPP	94,909
Weighted average per share price of shares purchased	$73.67
Weighted average per share discount from market value for shares purchased	$13.00

As of December 31,	2016
Shares available for purchase pursuant to 2009 ESPP	372,751

Compensation expense related to our 2009 ESPP is calculated based on the 15% discount from the per share market price on the date of grant.

2013 Stock Incentive Plan

Our 2013 Stock Incentive Plan, as amended, (the “2013 Plan”) allows for the grant of a total of 3.8 million shares in the form of stock appreciation rights, qualified stock options, nonqualified stock options and shares of restricted stock to our officers, key employees, directors and consultants. The 2013 Plan is administered by the Compensation Committee of the Board of Directors and permits accelerated vesting of outstanding awards upon the occurrence of certain changes in control. As of December 31, 2016, 1,487,405 shares of Class A common stock were available for future grants. As of December 31, 2016, there were no stock appreciation rights, qualified stock options or shares of restricted stock outstanding.

Restricted Stock Units (“RSUs”)

RSU grants vest over a period up to four years from the date of grant. RSU activity was as follows:

	RSUs	Weighted average grant date fair value
Balance, December 31, 2015	411,074	$59.13
Granted	144,152	82.90
Vested	(240,433)	47.45
Forfeited	(15,809)	79.34
Balance, December 31, 2016	298,984	80.37

We granted 33,548 time-vesting RSUs to members of our Board of Directors and employees in 2016. Each grant entitles the holder to receive shares of our Class A common stock upon vesting. A quarter of the RSUs vest on each of the four anniversaries of the grant date for employees and vests quarterly for our Board of Directors, over their service period.

Certain key employees were granted 79,034 performance and time-vesting RSUs in 2016. Of these, 46,258 shares were earned based on attaining various target levels of operational performance. Based on the levels of performance achieved in 2016, a weighted average attainment level of 58.5% for these RSUs was met. These RSUs will vest over four years from the grant date.

Twelve senior executives and vice presidents were also granted 31,570 long-term RSUs which vest based on attaining or exceeding a specified target level of adjusted net income per share in any fiscal year ending between December 31, 2016 and December 31, 2019. The RSUs will vest on the date the target level is certified.

Stock-Based Compensation

As of December 31, 2016, unrecognized stock-based compensation related to outstanding, but unvested RSUs was $9.4 million, which will be recognized over the remaining weighted average vesting period of 2.1 years.

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2016	2015	2014
Per share intrinsic value of non-vested stock granted	$82.90	$88.74	$68.99
Weighted average per share discount for compensation expense recognized under the 2009 ESPP	13.00	15.89	11.92
Total intrinsic value of stock options exercised (in millions)	—	0.5	3.1
Fair value of non-vested stock that vested during the period (in millions)	47.5	19.3	18.9
Stock-based compensation recognized in Consolidated Statements of Operations, as a component of selling, general and administrative expense (in millions)	11.0	11.9	7.4
Tax benefit recognized in Consolidated Statements of Operations (in millions)	3.8	4.2	2.6
Cash received from options exercised and shares purchased under all share-based arrangements (in millions)	7.0	6.5	4.9
Tax deduction realized related to stock options exercised (in millions)	8.9	7.6	8.4

(11)        Derivative Financial Instruments

From time to time, we have entered into interest rate swaps to fix a portion of our interest expense. We do not enter into derivative instruments for any purpose other than to manage interest rate exposure to fluctuations in the one-month LIBOR benchmark. That is, we do not engage in interest rate speculation using derivative instruments. Typically, we designate all interest rate swaps as cash flow hedges and, accordingly, we record the change in fair value for the effective portion of these interest rate swaps in comprehensive income rather than net income until the underlying hedged transaction affects net income. If a swap is no longer designated as a cash flow hedge and the forecasted transaction remains probable or reasonably possible of occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income as the forecasted transaction occurs. If the forecasted transaction is probable of not occurring, the gain or loss recorded in accumulated other comprehensive loss is recognized in income immediately.

We did not have any amounts associated with derivative contracts recorded on the balance sheet as of December 31, 2016. As of December 31, 2015, we had $0.5 million recorded associated with the fair value of our derivative instruments, included as a component of accrued liabilities in our Consolidated Balance Sheets.

The effect of derivative instruments in our Consolidated Statements of Operations was as follows (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of gain recognized in Accumulated OCI (effective portion)	Location of loss reclassified from Accumulated OCI into Income (effective portion)	Amount of loss reclassified from Accumulated OCI into Income (effective portion)	Location of loss recognized in Income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of loss recognized in Income on derivative (ineffective portion and amount excluded from effectiveness testing)

For the Year Ended December 31, 2016
Interest rate swap contract	$233	Floor plan interest expense	$(219)	Floor plan interest expense	$(352)
For the Year Ended December 31, 2015
Interest rate swap contract	$599	Floor plan interest expense	$(449)	Floor plan interest expense	$(758)
For the Year Ended December 31, 2014
Interest rate swap contract	$505	Floor plan interest expense	$(488)	Floor plan interest expense	$(732)

(12)      Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 - quoted prices in active markets for identical securities;
•	Level 2 - other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment spreads, credit risk; and
•	Level 3 - significant unobservable inputs, including our own assumptions in determining fair value.

The inputs or methodology used for valuing financial assets and liabilities are not necessarily an indication of the risk associated with investing in them.

We use the income approach to determine the fair value of any interest rate swap using observable Level 2 market expectations at each measurement date and an income approach to convert estimated future cash flows to a single present value amount (discounted) assuming that participants are motivated, but not compelled, to transact. Level 2 inputs for the swap valuation are limited to quoted prices for similar assets or liabilities in active markets (specifically futures contracts on LIBOR for the first two years) and inputs other than quoted prices that are observable for the asset or liability (specifically LIBOR cash and swap rates and credit risk at commonly quoted intervals). Mid-market pricing is used as a practical expedient for fair value measurements. Key inputs, including the cash rates for very short term borrowings, futures rates for up to two years and LIBOR swap rates beyond the derivative maturity, are used to predict future reset rates to discount those future cash flows to present value at the measurement date.

Inputs are collected from Bloomberg on the last market day of the period and used to determine the rate applied to discount the future cash flows. The valuation of an interest rate swap also takes into consideration estimates of our own, as well as the counterparty’s, risk of non-performance under the contract. See Note 8 and 11 for more details regarding our derivative contracts.

We estimate the value of our equity-method investments, which are recorded at fair value on a non-recurring basis, based on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets. Because these valuations contain unobservable inputs, we classified the measurement of fair value of our equity-method investments as Level 3.

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

There were no changes to our valuation techniques during the year ended December 31, 2016.

Assets and Liabilities Measured at Fair Value

We did not have any amounts associated with derivative contracts, our equity method investment or long-lived assets recorded at fair value as of December 31, 2016. Following are the disclosures related to our assets that are measured at fair value (in thousands) as of December 31, 2015:

Fair Value at December 31, 2015	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$—	$532	$—

Measured on a non-recurring basis:
Equity-method investment	$—	$—	$22,284
Long-lived assets held and used:
Certain buildings and improvements	$—	$—	$6,559

See Note 11 for more details regarding our derivative contracts and Note 4 regarding our long-lived assets.

Based on operating losses recognized by the equity-method investment, we determined that an impairment of our investment had occurred. Accordingly, we performed a fair value calculation for this investment and determined that a $14.0 million, $16.5 million and $1.9 million impairment, respectively, was required to be recorded as asset impairments in our Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 respectively. See Note 18.

Fair Value Disclosures for Financial Assets and Liabilities

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of December 31, 2016, this debt had maturity dates between May 1, 2018 and December 31, 2050. A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

December 31,	2016	2015
Carrying value	$286,660	$297,463
Fair value	293,522	296,961

We believe the carrying value of our variable rate debt approximates fair value.

(13)         Income Taxes

Income Tax Provision

The income tax provision from continuing operations was as follows (in thousands):

Year Ended December 31,	2016	2015	2014
Current:
Federal	$68,088	$58,408	$56,342
State	13,884	14,572	7,944
	81,972	72,980	64,286
Deferred:
Federal	4,893	6,046	10,433
State	(400)	679	236
	4,493	6,725	10,669
Total	$86,465	$79,705	$74,955

At December 31, 2016 and 2015, we had income taxes receivable of $2.4 million and $23.8 million, respectively, included as a component of other current assets in our Consolidated Balance Sheets.

The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax provision from continuing operations is shown in the following tabulation (in thousands):

Year Ended December 31,	2016	2015	2014
Federal tax provision at statutory rate	$99,233	$91,947	$73,673
State taxes, net of federal income tax benefit	10,784	9,357	6,526
Equity investment basis difference	9,470	11,048	1,422
Non-deductible items	1,436	882	1,766
Permanent differences related to employee stock purchase program	139	156	68
Net change in valuation allowance	(5,133)	(3,303)	(4,121)
General business credits	(27,950)	(29,093)	(4,002)
Other	(1,514)	(1,289)	(377)
Income tax provision	$86,465	$79,705	$74,955

Deferred Taxes

Individually significant components of the deferred tax assets and (liabilities) are presented below (in thousands):

December 31,	2016	2015
Deferred tax assets:
Deferred revenue and cancellation reserves	$49,332	$39,323
Allowances and accruals, including state NOL carryforward amounts	49,074	43,185
Interest on derivatives	—	206
Credits and other	1,781	2,581
Capital loss carryforward	—	10,414
Valuation allowance	(227)	(5,360)
Total deferred tax assets	99,960	90,349

Deferred tax liabilities:
Inventories	(22,253)	(21,313)
Goodwill	(41,107)	(31,258)
Property and equipment, principally due to differences in depreciation	(93,943)	(84,355)
Prepaid expenses and other	(1,732)	(6,552)
Total deferred tax liabilities	(159,035)	(143,478)
Total	$(59,075)	$(53,129)

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

As of December 31, 2016, we had a $0.2 million valuation allowance recorded associated with state net operating losses. The valuation allowance decreased $5.1 million in the current year primarily as a result of our equity investment in a partnership with U.S. Bancorp Community Development Corporation, expected state net operating loss utilization, and a certain amount of capital loss expiration. See also Note 18.

As of December 31, 2016, we no longer have an amount of capital loss carryforward. During 2016, we utilized the capital loss carryforward primarily related to capital gains generated as a result of our equity investment in a partnership with U.S. Bancorp Community Development Corporation. The remaining amount of capital loss and associated valuation allowance of $0.2 million were written off due to expiration as of December 31, 2016.

State net operating loss carryforward amounts totaled approximately $1.5 million, tax effected, at December 31, 2016 and have expiration dates through 2036. We believe that it is more likely than not that the benefit from certain state NOL carryforward amounts will not be realized. In recognition of this risk, we have recorded a valuation allowance of $0.2 million on the deferred tax assets relating to these state NOL carryforwards. Additionally, we have $1.5 million, tax effected, in state tax credit carryforwards with expiration dates through 2026. We believe it is more likely than not that the benefits from these state tax credit carryforwards will be realized.

Unrecognized Tax Benefits

The following is a reconciliation of our unrecognized tax benefits (in thousands):

Balance, December 31, 2014	$1,495
Decrease related to tax positions taken - prior year	(464)
Balance, December 31, 2015	1,031
Decrease related to tax positions taken - prior year	(1,031)
Balance, December 31, 2016	$—

The unrecognized tax benefits recorded were acquired as part of the acquisition of DCH. We recorded a tax indemnification asset related to the unrecognized tax benefit as we determined the amount would be recoverable from the seller. We have no unrecognized tax benefits recorded as of December 31, 2016.

Open tax years at December 31, 2016 included the following:

Federal	2013	-	2016
19 states	2012	-	2016

(14)        Acquisitions

In 2016, we completed the following acquisitions:

•	On January 26, 2016, we acquired Riverside Subaru in Riverside, California.
•	On February 1, 2016, we acquired Ira Toyota in Milford. Massachusetts.
•	On June 23, 2016, we acquired the Helena Buick GMC franchises in Helena, Montana.
•	On August 1, 2016, we acquired Thousand Oaks Ford in Thousand Oaks, California.
•	On September 12, 2016, we acquired Carbone Auto Group: a nine store platform in New York and Vermont.
•	On September 28, 2016, we acquired Greiner Ford Lincoln in Casper, Wyoming.
•	On October 5, 2016, we acquired Woodland Hills Audi in Woodland Hills, California.
•	On November 16, 2016, we acquired Honolulu Ford in Honolulu, Hawaii.

Revenue and operating income contributed by the 2016 acquisitions subsequent to the date of acquisition were as follows (in thousands):

Year Ended December 31,	2016
Revenue	$266,160
Operating income	1,720

In 2015, we completed the following acquisitions:

•	On May 14, 2015, we acquired a smart franchise from Smart Center of Omaha.
•	On July 31, 2015, we acquired Bitterroot Ford in Missoula, Montana.
•	On August 20, 2015, we acquired Acura of Honolulu in Honolulu, Hawaii.
•	On September 28, 2015, we acquired Bennett Motors in Great Falls, Montana.
•	On October 12, 2015, we acquired Crown Chrysler Jeep Dodge Ram Fiat in Concord, California.
•	On December 17, 2015, we acquired Barton Chrysler Jeep Dodge Ram Alfa Fiat in Spokane, Washington.

All acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

No portion of the purchase price was paid with our equity securities. The following tables summarize the consideration paid for the acquisitions and the preliminary amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration paid for the Year Ended December 31,	2016	2015
Cash paid, net of cash acquired	$234,700	$71,615
Property and equipment transferred	2,637	—
Forgiven outstanding notes receivable	—	1,374
	$237,337	$72,989

Assets acquired and liabilities assumed for the Year Ended December 31,	2016	2015
Trade receivables, net	$—	$36
Inventories	148,915	34,374
Franchise value	27,087	6,843
Property and equipment	75,345	22,118
Other assets	990	224
Floor plan notes payable	(30,134)	—
Debt and capital lease obligations	(22,813)	(2,160)
Other liabilities	(9,450)	(2,537)
	189,940	58,898
Goodwill	47,397	14,091
	$237,337	$72,989

The purchase price allocation for Carbone Auto Group acquisition is preliminary as we have not obtained all of the detailed information to finalize the opening balance sheet related to allocation of franchise value to each reporting unit. Management has recorded the purchase price allocations based on the information that is currently available.

We account for franchise value as an indefinite-lived intangible asset. We expect $47.4 million of the goodwill recorded in 2016 to be deductible for tax purposes. In 2016, we recognized $1.0 million in acquisition expenses as a component of selling, general and administrative expenses in the Consolidated Statements of Operations. We did not have any material acquisition-related expenses in 2015.

The following unaudited pro forma summary presents consolidated information as if the acquisitions had occurred on January 1 of the previous year (in thousands, except for per share amounts):

Year Ended December 31,	2016	2015
Revenue	$9,297,452	$8,905,065
Income from continuing operations, net of tax	202,639	189,505
Basic income per share from continuing operations, net of tax	7.98	7.21
Diluted income per share from continuing operations, net of tax	7.94	7.15

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

Actual floor plan interest expense for a store classified as discontinued operations is directly related to the store’s new vehicles. Interest expense related to our used vehicle inventory financing and revolving line of credit is allocated based on the working capital level of the store. Interest expense included as a component of discontinued operations was as follows (in thousands):

Year Ended December 31,	2016	2015	2014
Floor plan interest	$—	$—	$32
Other interest	—	—	8
Total interest	$—	$—	$40

Certain financial information related to discontinued operations was as follows (in thousands):

Year Ended December 31,	2016	2015	2014
Revenue	$—	$—	$12,569
Pre-tax loss from discontinued operations	$—	$—	$(467)
Net gain on disposal activities	—	—	5,744
			5,277
Income tax expense	—	—	(2,097)
Income from discontinued operations, net of income tax expense	$—	$—	$3,180
Goodwill and other intangible assets disposed of	$—	$—	$211

The net gain on disposal activities in 2014 included a $6.8 million gain related to the disposal of goodwill and other intangible assets.

(16)        Related Party Transactions

Transition Agreement

In September 2015, we entered into a transition agreement with Sidney B. DeBoer, our Chairman of the Board, which provided him certain benefits until his death. The agreement has an effective date of January 1, 2016 and the initial payment of these benefits began in the third quarter of 2016.

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

As of December 31, 2016, the balance associated with this agreement was $17.3 million and was included as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

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

Following is a reconciliation of the net income from continuing operations and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Year Ended December 31,	2016		2015		2014
(in thousands, except per share data)	Class A	Class B	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$182,369	$14,689	$165,172	$17,827	$122,246	$13,294
Reallocation of distributed net income as a result of conversion of dilutive stock options	8	(8)	15	(15)	15	(15)
Reallocation of distributed net income due to conversion of Class B to Class A common shares outstanding	1,791	—	1,932	—	1,547	—
Conversion of Class B common shares into Class A common shares	12,833	—	15,760	—	11,616	—
Effect of dilutive stock options on net income	57	(57)	120	(120)	116	(116)
Net income applicable to common stockholders - diluted	$197,058	$14,624	$182,999	$17,692	$135,540	$13,163

Weighted average common shares outstanding – basic	23,515	1,894	23,729	2,561	23,559	2,562
Conversion of Class B common shares into Class A common shares	1,894	—	2,561	—	2,562	—
Effect of dilutive stock options on weighted average common shares	112	—	200	—	261	—
Weighted average common shares outstanding – diluted	25,521	1,894	26,490	2,561	26,382	2,562

Net income per common share - basic	$7.76	$7.76	$6.96	$6.96	$5.19	$5.19
Net income per common share - diluted	$7.72	$7.72	$6.91	$6.91	$5.14	$5.14

Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	—	—	16	—	13	—

(18)         Equity-Method Investments

In October 2014, we acquired a 99.9% membership interest in a limited liability company managed by U.S. Bancorp Community Development Corporation with an initial equity contribution of $4.1 million. We made additional equity contributions to the entity of $22.8 million in 2015 and $22.8 million in 2016. We were obligated to make $49.8 million of total contributions to the entity over a two-year period ending October 2016, all of which had been made as of December 31, 2016.

This investment generated new markets tax credits under the New Markets Tax Credit Program (“NMTC Program”). The NMTC Program was established by Congress in 2000 to spur new or increased investments into operating businesses and real estate projects located in low-income communities.

While U.S. Bancorp Community Development Corporation exercised management control over the limited liability company, due to the economic interest we held in the entity, we determined our ownership portion of the entity was appropriately accounted for using the equity method.

The following amounts related to this equity-method investment were recorded in our Consolidated Balance Sheets (in thousands):

December 31,	2016	2015
Carrying value, recorded as a component of other non-current assets	$—	$22,284
Present value of the obligation associated with future equity contributions, recorded as a component of accrued liabilities and other long-term liabilities	—	22,511

The following amounts related to this equity-method investment were recorded in our Consolidated Statements of Operations (in thousands):

Year Ended December 31,	2016	2015	2014
Asset impairments to write investment down to fair value	$13,992	$16,521	$1,853
Our portion of the partnership’s operating losses	8,262	6,929	1,160
Non-cash interest expense related to the amortization of the discounted fair value of future equity contributions	185	674	152
Tax benefits and credits generated	28,530	30,832	6,506

(19)         Segments

Certain financial information on a segment basis is as follows (in thousands):

Year Ended December 31,	2016	2015	2014
Revenues:
Domestic	$3,381,715	$3,038,883	$2,569,928
Import	3,764,255	3,330,949	1,889,579
Luxury	1,528,760	1,490,632	926,856
	8,674,730	7,860,464	5,386,363
Corporate and other	3,427	3,788	3,963
	$8,678,157	$7,864,252	$5,390,326

Segment income*:
Domestic	$106,210	$115,145	$96,608
Import	110,204	98,751	51,150
Luxury	31,467	36,391	25,448
	247,881	250,287	173,206
Corporate and other	114,321	74,514	71,195
Depreciation and amortization	(49,369)	(41,600)	(26,363)
Other interest expense	(23,207)	(19,491)	(10,742)
Other (expense) income, net	(6,103)	(1,006)	3,199
Income from continuing operations before income taxes	$283,523	$262,704	$210,495

*Segment income for each of the segments is defined as Income from continuing operations before income taxes, depreciation and amortization, other interest expense and other (expense) income, net.

Year Ended December 31,	2016	2015	2014
Floor plan interest expense:
Domestic	$26,445	$21,061	$17,895
Import	18,665	14,959	9,397
Luxury	10,999	9,096	5,098
	56,109	45,116	32,390
Corporate and other	(30,578)	(25,582)	(18,529)
	$25,531	$19,534	$13,861

December 31,	2016	2015
Total assets:
Domestic	$1,225,387	$993,426
Import	959,355	716,959
Luxury	511,779	475,305
Corporate and other	1,147,629	1,039,440
	$3,844,150	$3,225,130

(20)      Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2014-09, "Revenue from Contracts with Customers," which amends the accounting guidance related to revenues. This amendment will replace most of the existing revenue recognition guidance when it becomes effective. The new standard, as amended in July 2015, is effective for fiscal years beginning after December 15, 2017 and entities are allowed to adopt the standard as early as annual periods beginning after December 15, 2016, and interim periods therein. The standard permits the use of either the retrospective or cumulative effect transition method. We have evaluated the effect this amendment has on our most significant types of transactions and expect the timing of our revenue recognition to generally remain the same. We plan to apply a cumulative effect transition method at adoption.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies the accounting for several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. We believe this pronouncement will increase volatility in our effective tax rate, especially in the first quarter, as it relates to the recognition of the tax consequences of share-based payments. We plan to apply a prospective transition method associated with recognizing excess tax benefits and tax deficiencies in the income statement and will retrospectively apply amendments which impact the presentation of excess tax benefits on the cash flow statement.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. An entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position, results of operations or cash flows.

(21)      Subsequent Events

Common Stock Dividend

On February 13, 2017, our Board of Directors approved a dividend of $0.25 per share on our Class A and Class B common stock related to our fourth quarter 2016 financial results. The dividend will total approximately $6.3 million and will be paid on March 24, 2017 to shareholders of record on March 10, 2017.