Form 10-Q
period 2017-03-31
LITHIA MOTORS INC
filed 2017-04-28
CIK 1023128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	23,776,338
Class B common stock without par value	1,262,231
(Class)	Outstanding at April 28, 2017

LITHIA MOTORS, INC.

FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$31,440	$50,282
Accounts receivable, net of allowance for doubtful accounts of $4,953 and $5,281	341,591	417,714
Inventories, net	1,812,217	1,772,587
Other current assets	48,248	46,611
Total Current Assets	2,233,496	2,287,194

Property and equipment, net of accumulated depreciation of $175,231 and $167,300	1,010,496	1,006,130
Goodwill	259,399	259,399
Franchise value	184,268	184,268
Other non-current assets	114,305	107,159
Total Assets	$3,801,964	$3,844,150

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$97,031	$94,602
Floor plan notes payable: non-trade	1,503,257	1,506,895
Current maturities of long-term debt	17,917	20,965
Trade payables	80,022	88,423
Accrued liabilities	241,639	211,109
Total Current Liabilities	1,939,866	1,921,994

Long-term debt, less current maturities	666,135	769,916
Deferred revenue	86,840	81,929
Deferred income taxes	58,658	59,075
Other long-term liabilities	100,299	100,460
Total Liabilities	2,851,798	2,933,374

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,891 and 23,382	163,872	165,512
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 1,262 and 1,762	157	219
Additional paid-in capital	37,714	41,225
Retained earnings	748,423	703,820
Total Stockholders' Equity	950,166	910,776
Total Liabilities and Stockholders' Equity	$3,801,964	$3,844,150

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues:
New vehicle	$1,210,304	$1,096,055
Used vehicle retail	602,223	532,726
Used vehicle wholesale	71,503	65,146
Finance and insurance	86,777	77,638
Service, body and parts	232,574	196,675
Fleet and other	32,720	14,621
Total revenues	2,236,101	1,982,861
Cost of sales:
New vehicle	1,140,186	1,029,289
Used vehicle retail	533,440	468,449
Used vehicle wholesale	69,986	63,316
Service, body and parts	119,380	100,556
Fleet and other	31,457	14,069
Total cost of sales	1,894,449	1,675,679
Gross profit	341,652	307,182
Asset impairments	—	3,498
Selling, general and administrative	242,772	219,106
Depreciation and amortization	12,739	11,663
Operating income	86,141	72,915
Floor plan interest expense	(8,052)	(5,909)
Other interest expense, net	(6,671)	(5,459)
Other income (expense), net	9,845	(1,526)
Income before income taxes	81,263	60,021
Income tax provision	(30,536)	(19,751)
Net income	$50,727	$40,270

Basic net income per share	$2.01	$1.56
Shares used in basic per share calculations	25,180	25,816

Diluted net income per share	$2.01	$1.55
Shares used in diluted per share calculations	25,250	25,973

Cash dividends declared per Class A and Class B share	$0.25	$0.20

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$50,727	$40,270
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $0 and $103, respectively	—	163
Comprehensive income	$50,727	$40,433

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$50,727	$40,270
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	—	3,498
Depreciation and amortization	12,739	11,663
Stock-based compensation	2,619	3,149
(Gain) loss on disposal of other assets	279	(3,391)
Gain on disposal of franchise	—	(1,087)
Deferred income taxes	(417)	10,261
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	76,123	25,564
Inventories	(42,298)	(73,744)
Other assets	(3,776)	(4,661)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	2,429	7,753
Trade payables	(7,617)	920
Accrued liabilities	31,116	13,425
Other long-term liabilities and deferred revenue	4,750	5,396
Net cash provided by operating activities	126,674	39,016

Cash flows from investing activities:
Capital expenditures	(16,039)	(15,900)
Proceeds from sales of assets	399	92
Cash paid for other investments	(6,863)	(11,449)
Cash paid for acquisitions, net of cash acquired	—	(13,799)
Proceeds from sales of stores	—	11,822
Net cash used in investing activities	(22,503)	(29,234)

Cash flows from financing activities:
(Repayments) borrowings on floor plan notes payable, net: non-trade	(2,110)	38,626
Borrowings on lines of credit	231,000	213,123
Repayments on lines of credit	(351,433)	(229,311)
Principal payments on long-term debt, scheduled	(4,648)	(4,023)
Principal payments on long-term debt and capital leases, other	(9,743)	(2,303)
Proceeds from issuance of long-term debt	27,878	12,080
Proceeds from issuance of common stock	1,523	1,464
Repurchase of common stock	(9,188)	(57,736)
Dividends paid	(6,292)	(5,151)
Net cash used in financing activities	(123,013)	(33,231)
Decrease in cash and cash equivalents	(18,842)	(23,449)
Cash and cash equivalents at beginning of period	50,282	45,008
Cash and cash equivalents at end of period	$31,440	$21,559

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$17,261	$12,990
Cash paid during the period for income taxes, net	8	497

Supplemental schedule of non-cash activities:
Floor plan debt paid in connection with store disposals	—	5,284

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation

These condensed Consolidated Financial Statements contain unaudited information as of March 31, 2017 and for the three months ended March 31, 2017 and 2016. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2016 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2016 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2016 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications

Certain reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented. This reclassification was related to our adoption of ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting." Specifically, we reclassified the presentation of excess tax benefits on our Consolidated Statements of Cash Flows and recorded reclassifications between additional paid-in capital and retained earnings. See also Note 11.

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Contracts in transit	$168,642	$233,506
Trade receivables	47,883	47,450
Vehicle receivables	39,630	43,937
Manufacturer receivables	68,883	76,948
Auto loan receivables	70,383	69,859
Other receivables	1,568	1,600
	396,989	473,300
Less: Allowance	(4,953)	(5,281)
Less: Long-term portion of accounts receivable, net	(50,445)	(50,305)
Total accounts receivable, net	$341,591	$417,714

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventories, net, consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
New vehicles	$1,364,188	$1,338,110
Used vehicles	381,190	368,067
Parts and accessories	66,839	66,410
Total inventories	$1,812,217	$1,772,587

Inventories are valued at the lower of net realizable value or cost, using a pooled approach for vehicles and the specific identification method for parts. Certain acquired inventories are valued using the last-in first-out (LIFO) method.

Note 4. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2015[1]	$97,903	$84,384	$30,933	$213,220
Additions through acquisitions[2]	18,154	21,795	7,448	47,397
Reductions through divestitures	(1,218)	—	—	(1,218)
Balance as of December 31, 2016[1]	$114,839	$106,179	$38,381	$259,399
Additions through acquisitions	—	—	—	—
Reductions through divestitures	—	—	—	—
Balance as of March 31, 2017[1]	$114,839	$106,179	$38,381	$259,399

1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.

2 Our purchase price allocation is preliminary for the acquisitions related to the Carbone Auto Group. The initial purchase price allocation is subject to change upon final valuation analysis. The primary balances still subject to analysis are certain intangible assets.

The changes in the carrying amounts of franchise value are as follows (in thousands):

Franchise Value
Balance as of December 31, 2015	$157,699
Additions through acquisitions[1]	27,087
Reductions through divestitures	(518)
Balance as of December 31, 2016	$184,268
Additions through acquisitions	—
Reductions through divestiture	—
Balance as of March 31, 2017	$184,268

1 Our purchase price allocation is preliminary for the acquisitions related to the Carbone Auto Group. The initial purchase price allocation is subject to change upon final valuation analysis. The primary balances still subject to analysis are certain intangible assets.

Note 5. Stockholders’ Equity

Repurchases of Class A Common Stock

Repurchases of our Class A Common Stock occurred under a repurchase authorization granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units ("RSUs"). In February 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. Share repurchases under this authorization were as follows:

	Repurchases Occurring in the Three Months Ended March 31, 2017		Cumulative Repurchases as of March 31, 2017
	Shares	Average Price	Shares	Average Price
2016 Share Repurchase Authorization	62,000	$96.94	775,725	$81.12

As of March 31, 2017, we had $187.1 million available for repurchases pursuant to our 2016 share repurchase authorization.

In addition, during the first three months of 2017, we repurchased 31,986 shares at an average price of $99.34 per share, for a total of $3.2 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

Note 6. Fair Value Measurements

Fair Value Disclosures for Financial Assets and Liabilities

We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of March 31, 2017, this debt had maturity dates between May 1, 2018 and December 31, 2050. There were no changes to our valuation techniques during the three-month period ended March 31, 2017.

A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	March 31, 2017	December 31, 2016
Carrying value	$296,539	$286,660
Fair value	299,623	293,522

Note 7. Net Income Per Share of Class A and Class B Common Stock

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended March 31,	2017		2016
(in thousands, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$47,826	$2,901	$36,692	$3,578
Reallocation of net income as a result of conversion of dilutive stock options	1	(1)	3	(3)
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	359	—	455	—
Conversion of Class B common shares into Class A common shares	2,534	—	3,102	—
Effect of dilutive stock options on net income	7	(7)	18	(18)
Net income applicable to common stockholders - diluted	$50,727	$2,893	$40,270	$3,557

Weighted average common shares outstanding – basic	23,740	1,440	23,522	2,294
Conversion of Class B common shares into Class A common shares	1,440	—	2,294	—
Effect of dilutive stock options on weighted average common shares	70	—	157	—
Weighted average common shares outstanding – diluted	25,250	1,440	25,973	2,294

Net income per common share - basic	$2.01	$2.01	$1.56	$1.56
Net income per common share - diluted	$2.01	$2.01	$1.55	$1.55

Three Months Ended March 31,	2017		2016
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	—	—	20	—

Note 8. Equity-Method Investment

In October 2014, we acquired a 99.9% membership interest in a limited liability company managed by U.S. Bancorp Community Development Corporation with an total equity contribution of $49.8 million. This investment generated new markets tax credits under the New Markets Tax Credit Program (“NMTC Program”). The NMTC Program was established by Congress in 2000 to spur new or increased investments into operating businesses and real estate projects located in low-income communities.

While U.S. Bancorp Community Development Corporation exercised management control over the limited liability company, due to the economic interest we held in the entity, we determined our ownership portion of the entity was appropriately accounted for using the equity method. We exited this equity-method investment in December 2016.

We estimated the value of our equity-method investment, which was recorded at fair value on a non-recurring basis, based on a market valuation approach. We used prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets. Because these valuations contained unobservable inputs, we classified the measurement of fair value of our equity-method investment as Level 3.

The following amounts related to this equity-method investment were recorded in our Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,
	2017	2016
Asset impairments to write investment down to fair value	$—	$3,498
Our portion of the partnership’s operating losses	—	2,066
Non-cash interest expense related to the amortization of the discounted fair value of future equity contributions	—	92
Tax benefits and credits generated	—	5,945

Note 9. Segments

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

Certain financial information on a segment basis is as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Revenues:
Domestic	$899,759	$771,902
Import	971,472	862,743
Luxury	363,803	346,813
	2,235,034	1,981,458
Corporate and other	1,067	1,403
	$2,236,101	$1,982,861
Segment income*:
Domestic	$25,442	$23,132
Import	22,172	24,263
Luxury	4,713	4,583
	52,327	51,978
Corporate and other	38,501	26,691
Depreciation and amortization	(12,739)	(11,663)
Other interest expense	(6,671)	(5,459)
Other income (expense), net	9,845	(1,526)
Income before income taxes	$81,263	$60,021

 *Segment income for each of the segments is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.

	Three Months Ended March 31,
	2017	2016
Floor plan interest expense:
Domestic	$7,954	$6,496
Import	5,873	4,234
Luxury	3,076	2,657
	16,903	13,387
Corporate and other	(8,851)	(7,478)
	$8,052	$5,909

	March 31, 2017	December 31, 2016
Total assets:
Domestic	$1,206,623	$1,225,387
Import	979,834	959,355
Luxury	480,275	511,779
Corporate and other	1,135,232	1,147,629
	$3,801,964	$3,844,150

Note 10. Contingencies

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

In Re Lithia Motors Derivative Litigation

On April 26, 2017, the Circuit Court of the State of Oregon for Marion County entered an order approving a settlement agreement between the plaintiffs and each of the defendants in In re Lithia Motors Derivative Litigation, Case No. 15CV33696. The claims in this case related to the adoption of a transition agreement between Lithia and Sidney B. DeBoer, as disclosed in a Current Report on Form 8-K filed September 16, 2015.

As part of the settlement, no changes were made to the transition agreement with Mr. DeBoer, no damages were paid by any defendant, and no fault was ascribed to any of Lithia’s directors. The parties agreed to payment of  approximately $1 million in plaintiff’s attorney fees and changes to Lithia’s corporate governance procedures, which will remain in place for at least five years, as follows:

•	Lithia will publicly disclose the most recent five years’ compensation of named executive officers;
•	Lithia will identify in its annual proxy statement and on its website the committees of the board of directors and the members of the committees;
•	Lithia will disclose the results of its annual say-on-pay vote by voting share class;
•	The audit and compensation committees of the board will each have one independent director who is not a member of both committees, subject to a cure period;
•	After 2017, a director may not serve more than four consecutive years as the chair of a board committee;
•	After the annual shareholder meeting in 2019, a director who served more than 15 years on the board would no longer be considered independent;
•	A director who is over 79 years old may not serve as an independent director;
•

A bar on non-member participation in executive sessions of the compensation committee, except for committee advisers and independent directors, and best efforts to limit the involvement of non-independent board members from compensation committee meetings where that individual’s compensation is discussed;

•	By 2020, the board will have five independent directors, subject to a cure period;
•	The compensation committee will retain a compensation consultant each year;
•	Lithia will submit any life-time compensation agreements for named executive officers that include payments over $1 million per year to shareholders for approval; and
•	Related party transactions over $1 million must be reviewed by the audit committee of the board.

The original derivative claim (Stein v. DeBoer et al.) was filed on December 14, 2015 and consolidated with a subsequent claim (Jessos v. DeBoer, et al.) that was filed on February 12, 2016. The plaintiffs alleged that Lithia's directors breached their fiduciary duties of loyalty and due care, and wasted corporate assets, when they approved the agreement with Mr. DeBoer. The plaintiffs also alleged a claim against Sidney B. DeBoer, asserting that he has been unjustly enriched by the agreement. The plaintiffs sought relief in the amount of damages allegedly sustained by Lithia as a result of the alleged breaches of fiduciary duty and alleged corporate waste, disgorgement and imposition of a constructive trust on all property and profits Sidney B. DeBoer received as a result of the alleged wrongful conduct, and an award of the costs and disbursements of the lawsuit, including reasonable attorney fees, costs, and expenses.

California Wage and Hour Litigations

In June 2012, Mr. Robles and Mr. Laredo brought claims against DCH Tustin Acura (Robles v. Tustin Motors, Inc., Case No. 30-2012-00579414, filed in the Superior Court of California, Orange County) alleging that the employer underpaid technicians citing California Wage Order provisions that require an employer to pay at least two times the minimum wage for each hour worked if the employee is required to bring his or her own tools. The plaintiffs amended the complaint in late 2013 to include allegations that the employer failed to pay technicians for non-productive time and time spent performing tasks not compensated by the flat-rate compensation system; off-the-clock time worked; and wages due at termination. The amended complaint also alleged that the employer failed to provide technicians accurate and complete wage statements; and statutory meal and rest periods. The plaintiffs are seeking relief on behalf of all employees at all DCH Auto Group dealerships in California in addition to attorney fees and costs. These plaintiffs (and several other former technicians in separate but partially overlapping actions) also seek relief under California’s Private Attorney General Action (PAGA) provisions, which allow private plaintiffs to recover civil penalties on behalf of the State of California. DCH successfully compelled arbitration based on arbitration agreements between these claimants and the employer, although certain representative claims were excluded and stayed pending arbitration.

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

In August 2014, Ms. Holzer filed a complaint in the Central District of California (Holzer v. DCH Auto Group (USA) Inc., Case No. BC558869) alleging that her employer, an affiliate of DCH Auto Group (USA) Inc., failed to provide vehicle finance and sales persons, service advisors, and other clerical and hourly workers accurate and complete wage statements; and statutory meal and rest periods. The complaint also alleges that the employer failed to pay these employees for off-the-clock time worked; and wages due at termination. The plaintiffs also seek attorney fees and costs. DCH has sought to compel arbitration based on plaintiffs’ arbitration agreements. The plaintiffs (and several other employees in separate actions) are seeking relief under California’s PAGA provisions.

During the pendency of Holzer, related cases were filed that made substantially similar non-technician claims.  DCH and all non-technician claimants settled their individual claims in mediation in 2017. In January 2017, DCH and all non-technician plaintiffs agreed in principle to settle the representative claims, although this settlement has not yet been approved by the California courts as expressly contemplated by the parties and required by applicable law as a condition of the agreed release of claims. DCH Auto Group (USA) Limited must indemnify Lithia Motors, Inc. for losses related to this claim pursuant to the stock purchase agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited dated June 14, 2014. We believe the exposure related to this lawsuit, when considered in relation to the terms of the stock purchase agreement, is immaterial to our financial statements.

Note 11. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2014-09, "Revenue from Contracts with Customers," which amends the accounting guidance related to revenues. This amendment will replace most of the existing revenue recognition guidance when it becomes effective. The new standard, as amended in July 2015, is effective for fiscal years beginning after December 15, 2017 and entities are allowed to adopt the standard as early as annual periods beginning after December 15, 2016, and interim periods therein. The standard permits the use of either the retrospective or cumulative effect transition method. We have evaluated the effect this amendment will have on our most significant types of transactions and expect the timing of our revenue recognition to generally remain the same. We plan to apply a cumulative effect transition method when we adopt this standard.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting." ASU 2016-09 simplifies the accounting for several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. In January 2017, we adopted this new guidance. As a result, we recorded the following:

•	Reclassified $0.2 million as a decrease to additional paid-in capital and an increase to retained earnings related to our policy election to record forfeitures as they occur.
•

All prior periods presented in our Consolidated Statements of Cash Flow have been adjusted for the presentation of excess tax benefits on the cash flow statement. This reclassification resulted in a $4.4 million reclassification between financing and operating cash flows.

•

We had $0.3 million of tax-effected state net operating loss carryforwards related to excess tax benefits for which a deferred tax asset has not been recognized. At adoption, this amount was recorded with the offset to retained earnings. Additionally, we do not believe that it is more-likely-than-not that the asset will be utilized and, as a result, a valuation allowance in the same amount was recorded, that offset the impact to retained earnings.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the updated standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position, results of operations or cash flows.

Note 12. Subsequent Events

Common Stock Dividend

On April 17, 2017, our Board of Directors approved a dividend of $0.27 per share on our Class A and Class B common stock related to our first quarter 2017 financial results. The dividend will total approximately $6.7 million and will be paid on May 26, 2017 to shareholders of record on May 12, 2017.

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

The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results to materially differ from the results expressed or implied by these statements. Certain important factors that could cause actual results to differ from our expectations are discussed in Part II - Other Information, Item 1A in this Form 10-Q and in the Risk Factors section of our 2016 Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission.

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

Overview

We are a leading operator of automotive franchises and strive to be the preferred auto retailer in each of the markets we serve. As of April 28, 2017, we offered 30 brands of new vehicles and all brands of used vehicles in 152 stores in the United States and online at Lithia.com, DCHauto.com and CarboneCars.com. We sell new and used vehicles and replacement parts, provide vehicle maintenance, warranty, paint and repair services, arrange related financing, and sell service contracts, vehicle protection products and credit insurance.

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

The strategy for our continued growth focuses on capturing unrealized opportunities in our existing stores and acquiring dominant franchises that are under performing. Our world class performance management system allows us to identify and evaluate opportunities. We have developed a centralized support structure to reduce store-level administrative functions and allow store personnel to focus on providing a positive customer experience. These factors, combined with our people-driven culture and entrepreneurial leadership, create growth for our investors, employees and communities.

Results of Operations

For the three months ended March 31, 2017 and 2016, we reported net income of $50.7 million, or $2.01 per diluted share, and $40.3 million, or $1.55 per diluted share, respectively.

Key Revenue and Gross Profit Metrics

Key performance metrics for revenue and gross profit were as follows (dollars in thousands):

Three Months Ended March 31, 2017	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,210,304	54.1%	$70,118	5.8%	20.5%
Used vehicle retail	602,223	26.9	68,783	11.4	20.1
Used vehicle wholesale	71,503	3.2	1,517	2.1	0.4
Finance and insurance(1)	86,777	3.9	86,777	100.0	25.4
Service, body and parts	232,574	10.4	113,194	48.7	33.1
Fleet and other	32,720	1.5	1,263	3.9	0.5
	$2,236,101	100.0%	$341,652	15.3%	100.0%

Three Months Ended March 31, 2016	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,096,055	55.3%	$66,766	6.1%	21.7%
Used vehicle retail	532,726	26.9	64,277	12.1	20.9
Used vehicle wholesale	65,146	3.3	1,830	2.8	0.6
Finance and insurance(1)	77,638	3.9	77,638	100.0	25.3
Service, body and parts	196,675	9.9	96,119	48.9	31.3
Fleet and other	14,621	0.7	552	3.8	0.2
	$1,982,861	100.0%	$307,182	15.5%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data

We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in February 2016 would be included in same store operating data beginning in March 2017, after its first full complete comparable month of operation. The first quarter operating results for the same store comparisons would include results for that store in only the period of March for both comparable periods.

New Vehicle Revenue and Gross Profit

	Three Months Ended March 31,		Increase			% Increase
(Dollars in thousands, except per unit amounts)	2017	2016	(Decrease)			(Decrease)
Reported
Revenue	$1,210,304	$1,096,055	$114,249			10.4%
Gross profit	$70,118	$66,766	$3,352			5.0
Gross margin	5.8%	6.1%	(30	) bp	(1)

Retail units sold	35,616	32,749	2,867			8.8
Average selling price per retail unit	$33,982	$33,468	$514			1.5
Average gross profit per retail unit	$1,969	$2,039	$(70)			(3.4)

Same store
Revenue	$1,096,703	$1,094,134	$2,569			0.2
Gross profit	$63,811	$66,753	$(2,942)			(4.4)
Gross margin	5.8%	6.1%	(30	) bp

Retail units sold	32,215	32,687	(472)			(1.4)
Average selling price per retail unit	$34,043	$33,473	$570			1.7
Average gross profit per retail unit	$1,981	$2,042	$(61)			(3.0)

(1)	A basis point is equal to 1/100th of one percent

New vehicle sales increased 10.4% in the three-month period ended March 31, 2017 compared to the same period of 2016, primarily driven by an increase in volume related to acquisitions.

Same store new vehicle unit sales decreased 1.4%, in the three-month period ended March 31, 2017 compared to the same period of 2016. This volume decrease was offset by a 1.7% increase in average price per unit. Our stores, on a same store basis, performed relatively on par with national new vehicle sales levels, which decreased 1.2% in the three-month period ended March 31, 2017 compared to the same period of 2016.

Same store unit sales increased (decreased) as follows:

	Three months ended March 31, 2017 compared to the same period of 2016	National growth in the three months ended March 31, 2017 compared to the same period of 2016 ¹
Domestic brand same store unit sales change	0.1%	(3.4)%
Import brand same store unit sales change	1.2	(0.6)
Luxury brand same store unit sales change	(17.3)	8.9
Overall	(1.4)	(1.2)

1 National auto unit sales and seasonally adjusted annual rate ("SAAR") data obtained from Stephens Auto Unit Sales and SAAR report as of March 2017.

National new vehicle sales market growth is moderating for all brands. Our domestic brand unit volume change outperformed the national average for the three-month period ended March 31, 2017. Our Chrysler and General Motors stores, which comprised 27.2% of our total new vehicle unit sales in the first quarter of 2017, had same store unit sales increases of 1.1% for the three-month period ended March 31, 2017 compared to the same period of 2016. The national average increased for General Motors 0.6% and decreased 8.7% for Chrysler for the three-month period ended March 31, 2017 compared to the same period of 2016.

Our import brand unit volume outperformed the national average for the three-month period ended March 31, 2017. Our Honda stores, which comprised 22.8% of our total new vehicle unit sales in the first quarter of 2017, had same store unit increases of 3.4% for the three-month period ended March 31, 2017 compared to the same period of 2016. The national average unit volume increased 2.1% for Honda in the three-month period ended March 31, 2017 compared to the same period of 2016.

The period-over-period volume decline for our luxury brand unit volume exceeded the national average in the three-month period ended March 31, 2017 compared to the same period of 2016. The decline was primarily associated with our BMW and Mercedes stores, which comprised 3.9% and 1.0%, respectively, of our total new vehicle unit sales in the first quarter of 2017. These stores had same store unit sales declines of 18.5% and 20.2%, respectively, for the three-month period ended March 31, 2017 compared to the same period of 2016. The national average unit volume for BMW and Mercedes increased 2.0% and 2.2%, respectively, for the three-month period ended March 31, 2017 compared to the same period in 2016. Our luxury brands were down more than the national average due to declines in our local markets, which are concentrated in areas such as Portland, Seattle and New Jersey. Registrations were down in our markets, which contributed to the decrease. Additionally, our Mercedes stores lost market share, while our BMW stores were able to retain market share.

New vehicle gross profit increased 5.0% in the three-month period ended March 31, 2017 compared to the same period of 2016. On a same store basis, new vehicle gross profit decreased 4.4% in the three-month period ended March 31, 2017 compared to the same period of 2016. The same store average gross profit per unit for new vehicles decreased $61 in the three-month period ended March 31, 2017 compared to the same period of 2016. Our import brands primarily drove this decrease in gross profit per unit as these stores focused on gaining incremental sales volume.

Used Vehicle Retail Revenue and Gross Profit

	Three Months Ended March 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2017	2016	(Decrease)		(Decrease)
Reported
Retail revenue	$602,223	$532,726	$69,497		13.0%
Retail gross profit	$68,783	$64,277	$4,506		7.0
Retail gross margin	11.4%	12.1%	(70	) bp

Retail units sold	30,783	27,431	3,352		12.2
Average selling price per retail unit	$19,563	$19,421	$142		0.7
Average gross profit per retail unit	$2,234	$2,343	$(109)		(4.7)

Same store
Retail revenue	$561,800	$530,623	$31,177		5.9
Retail gross profit	$64,917	$64,096	$821		1.3
Retail gross margin	11.6%	12.1%	(50	) bp

Retail units sold	28,501	27,320	1,181		4.3
Average selling price per retail unit	$19,712	$19,423	$289		1.5
Average gross profit per retail unit	$2,278	$2,346	$(68)		(2.9)

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

Same store sales increased in all three categories of used vehicles as follows:

Three months ended March 31, 2017 compared to the same period of 2016
Certified pre-owned vehicles	1.0%
Core vehicles	7.1
Value autos	12.7
Overall	5.9

The increase in same store sales was a result of both increased unit sales and an increase in average selling prices. We continue to see a mix shift towards certified pre-owned and core vehicle sales. This shift is mainly due to a greater supply of late-model, off-lease vehicles driven by growth in new vehicle leasing and overall higher new vehicle sales levels over the past six years. Because the average new lease is approximately 30 months, the supply of late model used vehicles has increased.

On an annualized average, as of March 31, 2017 and 2016, each of our stores sold 66 and 64 retail used vehicle units, respectively, per month. We continue to target increasing sales to 75 units per store per month, or approximately a 12% increase in units sold.

Used retail vehicle gross profit increased 7.0% in the three-month period ended March 31, 2017 compared to the same period of 2016. On a same store basis, gross profit increased 1.3% in the three-month period ended March 31, 2017 compared to the same period of 2016, driven by volume growth, partially offset by a decrease in the average gross profit per unit sold.

Similar to new vehicle sales, we focus on gross profit dollars earned per unit, not on gross margin, in evaluating our sales performance. Gross profit per unit decreased in all three categories of used vehicles in the three-month period ended March 31, 2017 compared to the same period of 2016 as our stores focused on gaining incremental sales volume. This volume-based strategy creates the ability to generate incremental future business through used vehicle trade-in opportunities, finance and insurance sales and service work.

Used Vehicle Wholesale Revenue and Gross Profit

	Three Months Ended March 31,		Increase		% Increase
(Dollars in thousands, except per unit amounts)	2017	2016	(Decrease)		(Decrease)
Reported
Wholesale revenue	$71,503	$65,146	$6,357		9.8%
Wholesale gross profit	$1,517	$1,830	$(313)		(17.1)
Wholesale gross margin	2.1%	2.8%	(70	) bp

Wholesale units sold	10,840	9,513	1,327		13.9
Average selling price per wholesale unit	$6,596	$6,848	$(252)		(3.7)
Average gross profit per retail unit	$140	$192	$(52)		(27.1)

Same store
Wholesale revenue	$63,132	$65,013	$(1,881)		(2.9)
Wholesale gross profit	$1,426	$1,852	$(426)		(23.0)
Wholesale gross margin	2.3%	2.8%	(50	) bp

Wholesale units sold	9,594	9,488	106		1.1
Average selling price per wholesale unit	$6,580	$6,852	$(272)		(4.0)
Average gross profit per wholesale unit	$149	$195	$(46)		(23.6)

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to age or other factors. Wholesale vehicles are typically sold at or near cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended March 31,
(Dollars in thousands, except per unit amounts)	2017	2016	Increase	% Increase
Reported
Revenue	$86,777	$77,638	$9,139	11.8%
Average finance and insurance per retail unit	$1,307	$1,290	$17	1.3%

Same store
Revenue	$82,131	$77,458	$4,673	6.0%
Average finance and insurance per retail unit	$1,353	$1,291	$62	4.8%

The increase in same store finance and insurance revenue in the three-month period ended March 31, 2017 was primarily due to higher unit volume and an increase in the average finance and insurance amount per retail unit. On a same store basis, our finance and insurance revenues per retail unit increased $62 in the three-month period ended March 31, 2017 compared to the same period of 2016, mainly driven by improved penetration rates for service contracts.

Trends in penetration rates for total new and used retail vehicles sold are detailed below:

	Three Months Ended March 31,
	2017	2016
Finance and insurance	77%	78%
Service contracts	47	43
Lifetime lube, oil and filter contracts	27	26

Service, Body and Parts Revenue and Gross Profit

	Three Months Ended March 31,		Increase
(Dollars in thousands)	2017	2016	(Decrease)	% Increase
Reported
Customer pay	$122,620	$106,891	$15,729	14.7%
Warranty	54,499	45,617	8,882	19.5
Wholesale parts	36,702	29,755	6,947	23.3
Body shop	18,753	14,412	4,341	30.1
Total service, body and parts	$232,574	$196,675	$35,899	18.3%

Service, body and parts gross profit	$113,194	$96,119	$17,075	17.8%
Service, body and parts gross margin	48.7%	48.9%	(20) bp

Same store
Customer pay	$113,925	$106,396	$7,529	7.1%
Warranty	49,607	45,445	4,162	9.2
Wholesale parts	31,347	29,705	1,642	5.5
Body shop	15,962	14,342	1,620	11.3
Total service, body and parts	$210,841	$195,888	$14,953	7.6%

Service, body and parts gross profit	$103,150	$95,723	$7,427	7.8%
Service, body and parts gross margin	48.9%	48.9%	0 bp

Our service, body and parts sales grew in all areas in the three-month period ended March 31, 2017 compared to the same period of 2016. There are more late-model units in operation as new vehicle sales volumes have been increasing since 2010. We believe this increase in units in operation will continue to benefit our service, body and parts sales in the coming years as more late-model vehicles age and require repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. We increased our same store customer pay business 7.1% in the three-month period ended March 31, 2017 compared to the same period of 2016.

Same store warranty sales increased 9.2% in the three-month period ended March 31, 2017 compared to the same period of 2016. We continue to experience the impact of the significant recalls across multiple manufacturers. Combined with a growing number of units in operation, our warranty sales have steadily increased.

The increase in same-store warranty work by segment was as follows:

Three months ended March 31, 2017 compared to the same period of 2016
Domestic	2.9%
Import	11.5
Luxury	13.9

Same store wholesale parts increased 5.5% in the three-month period ended March 31, 2017 compared to the same period of 2016. We target independent repair shops, competing new vehicle dealers and wholesale accounts to expand parts sales to other repair shops.

Same store body shop increased 11.3% in the three-month period ended March 31, 2017 compared to the same period of 2016. Our stores have increased production through calculated adjustments to optimize personnel and equipment. Additionally, several of our body shops were in locations which experienced increased snowfall compared to the 2016 winter season and had increased volume.

Same store service, body and parts gross profit increased 7.8% in the three-month period ended March 31, 2017 compared to the same period of 2016, which is in line with our revenue growth. Our gross margins were flat as an increase in customer pay gross margin was offset by slight decreases in other areas.

Segments

Certain financial information by segment is as follows:

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2017	2016	(Decrease)	(Decrease)
Revenues:
Domestic	$899,759	$771,902	$127,857	16.6%
Import	971,472	862,743	108,729	12.6
Luxury	363,803	346,813	16,990	4.9
	2,235,034	1,981,458	253,576	12.8
Corporate and other	1,067	1,403	(336)	(23.9)
	$2,236,101	$1,982,861	$253,240	12.8%

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2017	2016	(Decrease)	(Decrease)
Segment income*:
Domestic	$25,442	$23,132	$2,310	10.0%
Import	22,172	24,263	(2,091)	(8.6)
Luxury	4,713	4,583	130	2.8
	52,327	51,978	349	0.7
Corporate and other	38,501	26,691	11,810	44.2
Depreciation and amortization	(12,739)	(11,663)	1,076	9.2
Other interest expense	(6,671)	(5,459)	1,212	22.2
Other income (expense), net	9,845	(1,526)	NM	NM
Income before income taxes	$81,263	$60,021	$21,242	35.4%

NM – not meaningful

*Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.

	Three Months Ended March 31,		Increase	% Increase
	2017	2016	(Decrease)	(Decrease)
Retail new vehicle unit sales:
Domestic	12,240	10,729	1,511	14.1%
Import	19,835	18,034	1,801	10.0
Luxury	3,616	4,063	(447)	(11.0)
	35,691	32,826	2,865	8.7
Allocated to management	(75)	(77)	(2)	NM
	35,616	32,749	2,867	8.8%

NM – Not meaningful

Domestic

A summary of financial information for our Domestic segment follows:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Increase	% Increase
Revenue	$899,759	$771,902	$127,857	16.6%
Segment income	$25,442	$23,132	$2,310	10.0
Retail new vehicle unit sales	12,240	10,729	1,511	14.1

Our Domestic segment revenue increased 16.6% in the three-month period ended March 31, 2017 compared to the same period of 2016. In the second half of 2016, we acquired seven additional domestic brand stores, which contributed to increases in new vehicle, used vehicle retail, finance and insurance and service body and parts sales.

Our Domestic segment income increased 10.0% in the three-month period ended March 31, 2017 compared to the same period of 2016. This increase lagged our revenue growth. SG&A expenses increased 18.1% mainly related to personnel cost and increased headcount. Increased floor plan interest of 22.4% related to higher inventory levels and rising interest rates further impacted our Domestic segment income.

Import

A summary of financial information for our Import segment follows:

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2017	2016	(Decrease)	(Decrease)
Revenue	$971,472	$862,743	$108,729	12.6%
Segment income	$22,172	$24,263	$(2,091)	(8.6)
Retail new vehicle unit sales	19,835	18,034	1,801	10.0

Our Import segment revenue increased 12.6% in the three-month period ended March 31, 2017 compared to the same period of 2016 due to increases in all major business lines. In 2016, we added seven import brand stores.

Segment income for our Import segment decreased 8.6% in the three-month period ended March 31, 2017 compared to the same period of 2016. Gross profit growth of 8.6% lagged revenue growth. Additionally, floor plan interest for the Import segment increased 38.7% due to higher inventory levels and rising interest rates. The outpaced growth in costs compared to gross profits resulted in lower segment income.

Luxury

A summary of financial information for our Luxury segment follows:

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2017	2016	(Decrease)	(Decrease)
Revenue	$363,803	$346,813	$16,990	4.9%
Segment income	$4,713	$4,583	$130	2.8
Retail new vehicle unit sales	3,616	4,063	(447)	(11.0)

Our Luxury segment revenue increased 4.9% in the three-month period ended March 31, 2017 compared to the same period of 2016 due to increases in used vehicle retail, finance and insurance and service body and parts sales.

Our Luxury segment income increased 2.8% for the three months ended March 31, 2017 compared to the same period of 2016. Overall gross profits increased 8.2%, driven by increased used vehicle unit sales and strong service, body and parts growth. These improvements were offset by a decline in new vehicle unit sales. An increase in floor plan interest expense of 15.7% compared to the prior year period was due to higher inventory levels and rising interest rates. These increased expenses negatively affected Luxury segment income.

Corporate and Other

Revenues attributable to Corporate and other include the results of operations of our stand-alone body shop offset by certain unallocated reserve and elimination adjustments related to vehicle sales.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2017	2016	(Decrease)	(Decrease)
Revenue	$1,067	$1,403	$(336)	(23.9)%
Segment income	$38,501	$26,691	$11,810	44.2

The decrease in Corporate and other revenue in the first three months of 2017 compared to the same period of 2016 was primarily related to changes to certain reserves that are not specifically identified with our domestic, import or luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores.

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

Corporate and other segment income increased $11.8 million for the three-month period ended March 31, 2017 compared to the same period of 2016. The 2016 results included a $3.5 million impairment charge related to an equity investment and the 2017 results include $9.1 million related to revenue from legal settlement with two OEMs.

Asset Impairments

Asset impairments consist of the following:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Equity-method investment	$—	$3,498

The asset impairment recorded in 2016 was associated with our equity-method investment in a limited liability company that participated in the NMTC Program. We evaluated this equity-method investment at the end of each reporting period and identified indications of loss resulting from other than temporary declines in value. We exited this equity-method investment in December 2016. See Note 8 of the Condensed Notes to the Consolidated Financial Statements for additional information.

Selling, General and Administrative Expense (“SG&A”)

SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Increase	% Increase
Personnel	$163,672	$148,724	$14,948	10.1%
Advertising	19,956	19,336	620	3.2
Rent	7,221	6,402	819	12.8
Facility costs	15,127	8,059	7,068	87.7
Other	36,796	36,585	211	0.6
Total SG&A	$242,772	$219,106	$23,666	10.8%

	Three Months Ended March 31,		Increase
As a % of gross profit	2017	2016	(Decrease)
Personnel	47.9%	48.4%	(50	) bp
Advertising	5.8	6.3	(50)
Rent	2.1	2.1	—
Facility costs	4.4	2.6	180
Other	10.9	11.9	(100)
Total SG&A	71.1%	71.3%	(20)

SG&A expense increased 10.8% in the three-month period ended March 31, 2017 compared to the same period of 2016. This increase was primarily driven by facility costs, which outpaced the growth in sales volume and increased $7.1 million compared to the same period of 2016 mainly related to increased facility cost associated with dealership acquisitions. Additionally, we recorded a $3.4 million gain for property-related insurance proceeds and a $1.1 million gain on the sale of stores in 2016.

SG&A expense adjusted for non-core charges was as follows (in thousands):

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Increase	% Increase
Personnel	$163,672	$148,789	$14,883	10.0%
Advertising	19,956	19,336	620	3.2
Rent	7,221	6,402	819	12.8
Adjusted facility costs	15,127	9,146	5,981	65.4
Adjusted other	36,796	34,614	2,182	6.3
Adjusted total SG&A	$242,772	$218,287	$24,485	11.2%

	Three Months Ended March 31,		Increase
As a % of gross profit	2017	2016	(Decrease)
Personnel	47.9%	48.4%	(50	) bp
Advertising	5.8%	6.3%	(50)
Rent	2.1%	2.1%	—
Adjusted facility costs	4.4%	3.0%	140
Adjusted other	10.9%	11.3%	(40)
Adjusted total SG&A	71.1%	71.1%	—	bp

Adjusted SG&A excludes a $1.1 million gain associated with the disposal of stores offset by a $1.9 million legal reserve adjustment for the three-month period ended March 31, 2016. We did not have any adjustments in 2017. See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization

Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Increase	% Increase
Depreciation and amortization	$12,739	$11,663	$1,076	9.2%

The increase in depreciation and amortization in the three-month period ended March 31, 2017 compared to the same period of 2016 was primarily due to capital expenditures that occurred since March 31, 2016. Our largest capital investments were related to expanding and improving facilities subsequent to the acquisition of stores, as well as, investments in improvements at our existing facilities. These investments increase the amount of depreciable assets and amortizable expenses. In the full year of 2016 and the first three months of 2017, we had capital expenditures of $100.8 million and $16.0 million, respectively.

Operating Margin

Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended March 31,
	2017	2016
Operating margin	3.9%	3.7%
Operating margin adjusted for non-core charges(1)	3.9%	3.9%

(1) See “Non-GAAP Reconciliations” for more details.

In the first quarter of 2017, our operating margin increased by 20 basis points compared to the same period of 2016. Adjusting for non-core charges, as detailed below in Non-GAAP Reconciliations, adjusted operating margin was consistent with the prior year period. We continue to focus on cost control, which allows us to leverage our cost structure in an environment of improving sales.

Floor Plan Interest Expense and Floor Plan Assistance

Floor plan interest expense increased $2.1 million in the three-month period ended March 31, 2017 compared to the same period of 2016, primarily as a result of increased average outstanding balances on our floor plan facilities due to increased inventory levels and increasing interest rates.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended March 31,			%
(Dollars in thousands)	2017	2016	Change	Change
Floor plan interest expense (new vehicles)	$8,052	$5,909	$2,143	36.3%
Floor plan assistance (included as an offset to cost of sales)	(11,788)	(10,300)	(1,488)	14.4
Net new vehicle carrying costs	$(3,736)	$(4,391)	$655	(14.9)%

Other Interest Expense

Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2017	2016	(Decrease)	(Decrease)
Mortgage interest	$4,391	$3,547	$844	23.8
Other interest	2,363	2,020	343	17.0
Capitalized interest	(83)	(108)	(25)	(23.1)
Total other interest expense	$6,671	$5,459	1,212	22.2%

The increase of $1.2 million in other interest expense in the three-month period ended March 31, 2017 compared to the same period of 2016 was primarily due to higher volumes of borrowing on our credit facility and higher mortgage interest due to additional mortgage financings and increased interest rates.

Other Income (Expense), Net

Other income (expense), net was $9.8 million for the three-months ended March 31, 2017 compared to an expense of $1.5 million in the same period in 2016. This income in the three-months ended March 31, 2017 was primarily related to a legal settlement with two OEMs associated with diesel emissions litigation. Other income (expense), net in the same period in 2016, included the gains and losses related to equity-method investments.

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016	Increase	% Increase
Other Income (Expense), net	$9,845	$(1,526)	$11,371	NM

Income Tax Provision

Our effective income tax rate was as follows:

	Three Months Ended March 31,
	2017	2016
Effective income tax rate	37.6%	32.9%
Effective income tax rate excluding tax credits generated through our equity-method investment and other non-core items(1)	37.6%	39.2%

(1) See “Non-GAAP Reconciliations” for more details.

Our effective income tax rate was 37.6% and 32.9%, respectively, for the three-month periods ended March 31, 2017 and 2016. Our 2016 tax rate was positively affected by new markets tax credits that were generated through our equity-method investment with U.S. Bancorp Community Development Corporation. Our effective tax rate for the three-month period ended March 31, 2017 was favorably impacted by excess tax benefits related our stock-based compensation. The adoption of this new guidance was applied prospectively beginning in 2017. See Note 11 of the Condensed Notes to the Consolidated Financial Statements for additional information.

Excluding the tax credits generated by our equity-method investment and adjusting for other non-core items, our effective tax rate would have been 37.6% and 39.2%, respectively, for the three-month periods ended March 31, 2017 and 2016.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations:

	Three Months Ended March 31, 2017
(Dollars in Thousands, Except per Share Amounts)	As reported	OEM Settlements	Adjusted
Other income (expense)	$9,845	$(9,111)	$734

Income before income taxes	$81,263	$(9,111)	$72,152
Income tax provision	(30,536)	3,423	(27,113)
Net income	$50,727	$(5,688)	$45,039

Diluted net income (loss) per share	$2.01	$(0.23)	$1.78
Diluted share count	25,250

	Three Months Ended March 31, 2016
(Dollars in thousands, except per share amounts)	As reported	Disposal gain on sale of stores	Equity- method investment	Legal reserve	Adjusted
Asset impairment	$3,498	$—	$(3,498)	$—	$—
Selling, general and administrative	219,106	1,087	—	(1,906)	218,287
Operating income	72,915	(1,087)	3,498	1,906	77,232
Other income (expense)	(1,526)	—	2,066	—	540

Income before income taxes	$60,021	$(1,087)	$5,564	$1,906	$66,404
Income tax provision	(19,751)	426	(5,945)	(747)	(26,017)
Net income	$40,270	$(661)	$(381)	$1,159	$40,387

Diluted net income (loss) per share	$1.55	$(0.03)	$(0.01)	$0.04	$1.55
Diluted share count	25,973

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

Available Sources

Below is a summary of our immediately available funds:

	As of March 31,
(Dollars in thousands)	2017	2016	Increase	% Increase
Cash and cash equivalents	$31,440	$21,559	$9,881	45.8%
Available credit on the credit facilities	254,739	148,959	105,780	71.0
Total current available funds	286,179	170,518	115,661	67.8
Estimated funds from unfinanced real estate	163,745	150,129	13,616	9.1
Total estimated available funds	$449,924	$320,647	$129,277	40.3%

Cash flows generated by operating activities and borrowings under our credit facility are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of March 31, 2017, our unencumbered owned operating real estate had a book value of $218 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $164 million at March 31, 2017; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2017	2016	in Cash Flow
Net cash provided by operating activities	$126,674	$39,016	$87,658
Net cash used in investing activities	(22,503)	(29,234)	6,731
Net cash used in financing activities	(123,013)	(33,231)	(89,782)

Operating Activities

Cash provided by operating activities for the three months ended March 31, 2017 increased $87.7 million compared to the same period of 2016, primarily related to changes in trade receivables, net, inventory and accrued liabilities.

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

Adjusted net cash provided by operating activities is presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2017	2016	in Cash Flow
Net cash provided by operating activities – as reported	$126,674	$39,016	$87,658
Add: Net borrowings on floor plan notes payable, non-trade	(2,110)	38,626	(40,736)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	—	(4,854)	4,854
Net cash provided by operating activities – adjusted	$124,564	$72,788	$51,776

Inventories are the most significant component of our cash flow from operations. As of March 31, 2017, our new vehicle days supply was 76, or eight days higher than our days supply as of December 31, 2016. Our days supply of used vehicles was 50 days as of March 31, 2017, or six days lower than our days supply as of December 31, 2016. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities

Net cash used in investing activities totaled $22.5 million and $29.2 million, respectively, for the three-month periods ended March 31, 2017 and 2016. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2017	2016	in Cash Flow
Capital expenditures	$(16,039)	$(15,900)	$(139)
Cash paid for acquisitions, net of cash acquired	—	(13,799)	13,799
Cash paid for other investments	(6,863)	(11,449)	4,586
Proceeds from sales of stores	—	11,822	(11,822)

Capital Expenditures

Below is a summary of our capital expenditure activities:

	Three Months Ended March 31,
(Dollars in thousands)	2017	2016
Post-acquisition capital improvements	$3,795	$6,801
Facilities for open points	76	—
Purchases of previously leased facilities	10	137
Existing facility improvements	4,550	2,468
Maintenance	7,608	6,494
Total capital expenditures	$16,039	$15,900

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

We expect to make expenditures of approximately $117 million in 2017 for capital improvements at recently acquired stores, purchases of land for expansion of existing stores, facility image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

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

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by this transaction is recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Three Months Ended March 31,
	2017	2016
Number of stores acquired	—	2

(Dollars in thousands)
Cash paid for acquisitions, net of cash acquired	$—	$13,799
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	—	(4,854)
Cash paid for acquisitions, net of cash acquired – adjusted	$—	$8,945

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities

Net cash used in financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2017	2016	in Cash Flow
Cash used in financing activities, as reported	$(123,013)	$(33,231)	$(89,782)
Adjust: Repayments (borrowings) on floor plan notes payable: non-trade	2,110	(38,626)	40,736
Cash used in financing activities – adjusted	$(120,903)	$(71,857)	$(49,046)

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2017	2016	in Cash Flow
Net repayments on lines of credit	$(120,433)	$(16,188)	$(104,245)
Principal payments on long-term debt and capital leases, unscheduled	(9,743)	(2,303)	(7,440)
Proceeds from issuance of long-term debt	27,878	12,080	15,798
Repurchases of common stock	(9,188)	(57,736)	48,548
Dividends paid	(6,292)	(5,151)	(1,141)

Borrowing and Repayment Activity

During the first three months of 2017, we raised net mortgage proceeds of $18.1 million, which was mainly used to pay down our outstanding balances on our long-term debt and our lines of credit and fund repurchases of common stock. Our debt to total capital ratio, excluding floor plan notes payable, was 41.9% at March 31, 2017 compared to 43.6% at March 31, 2016.

Equity Transactions

On February 25, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. We repurchased a total of 93,986 shares of our Class A common stock at an average price of $97.76 per share in the first three months of 2017: 62,000 shares as part of the repurchase plan at an average price per share of $96.94 and 31,986 shares related to tax withholding on vesting RSUs. As of March 31, 2017, we had $187.1 million remaining available for repurchases and the authorization does not have an expiration date.

In the first three months of 2017, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2017	$0.25	$6,292

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of March 31, 2017
(Dollars in thousands)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,503,257	$—	(1)
Floor plan notes payable	97,031	—
Used vehicle inventory financing facility	173,000	34,603	(2)
Revolving lines of credit	60,073	220,136	(2),(3)
Real estate mortgages	442,183	—
Other debt	8,796	—
Total debt	$2,284,340	$254,739

(1)	As of March 31, 2017, we had a $1.55 billion new vehicle floor plan commitment as part of our credit facility.
(2)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
(3)	Available credit is based on the borrowing base amount effective as of February 28, 2017. This amount is reduced by $8.3 million for outstanding letters of credit.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of March 31, 2017, we had no balances in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 2.23% at March 31, 2017. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 2.48% and 2.73%, respectively, at March 31, 2017.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of March 31, 2017
Current ratio	Not less than 1.10 to 1	1.26 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	3.16 to 1
Leverage ratio	Not more than 5.00 to 1	1.91 to 1
Funded debt restriction	Not to exceed $900 million	$487.1 million

As of March 31, 2017, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable

We have floor plan agreements with manufacturer-affiliated finance companies for new vehicles at certain stores and vehicles designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At March 31, 2017, $97.0 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt

We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 2.5% to 5.0% at March 31, 2017. The mortgages are payable in various installments through October 2034. As of March 31, 2017, we had fixed interest rates on 65% of our outstanding mortgage debt.

Our other debt includes capital leases and sellers’ notes. The interest rates associated with our other debt ranged from 4.0% to 9.7% at March 31, 2017. This debt, which totaled $8.8 million at March 31, 2017, is due in various installments through December 2050.

Recent Accounting Pronouncements

See Note 11 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates

There have been no material changes in the critical accounting policies and use of estimates described in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2016 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 28, 2017.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 of the Condensed Notes to the Consolidated Financial Statements for additional information.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K. The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in that report, which was filed with the Securities and Exchange Commission on February 28, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the first quarter of 2017:

	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plans(1)	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)(1)
January	36,853	$99.08	20,000	$191,080
February	33,984	100.92	19,000	189,163
March	23,149	91.00	23,000	187,070
	93,986	$97.76	62,000	$187,070

(1)

Effective February 29, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. This authorization does not have an expiration date and it replaced the previous authorizations, which limited the number of shares we were authorized to repurchase.

(2)	Of the shares repurchased in the first quarter of 2017, 31,986 shares were related to the tax withholdings on vesting RSUs.

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

10.1*	Form of Restricted Stock Unit Agreement (Time-Vesting) (for Non-Employee Directors)
10.2*	Lithia Motors, Inc. 2013 Amended and Restated Stock Incentive Plan, as amended
10.3*	Lithia Motors, Inc. Performance Bonus Plan (formerly known as the Lithia Motors, Inc. 2013 Discretionary Support Services Variable Performance Compensation Plan)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2017	LITHIA MOTORS, INC.

By: /s/ John F. North III
John F. North III
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)