Form 10-Q
period 2017-06-30
LITHIA MOTORS INC
filed 2017-08-02
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	24,022,953
Class B common stock without par value	1,000,000
(Class)	Outstanding at August 2, 2017

LITHIA MOTORS, INC.
FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$31,177	$50,282
Accounts receivable, net of allowance for doubtful accounts of $6,457 and $5,281	359,010	417,714
Inventories, net	1,878,780	1,772,587
Other current assets	54,801	46,611
Total Current Assets	2,323,768	2,287,194

Property and equipment, net of accumulated depreciation of $184,283 and $167,300	1,067,104	1,006,130
Goodwill	259,399	259,399
Franchise value	184,763	184,268
Other non-current assets	141,461	107,159
Total Assets	$3,976,495	$3,844,150

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$99,932	$94,602
Floor plan notes payable: non-trade	1,534,715	1,506,895
Current maturities of long-term debt	20,901	20,965
Trade payables	89,795	88,423
Accrued liabilities	212,309	211,109
Total Current Liabilities	1,957,652	1,921,994

Long-term debt, less current maturities	777,814	769,916
Deferred revenue	92,335	81,929
Deferred income taxes	57,919	59,075
Other long-term liabilities	102,948	100,460
Total Liabilities	2,988,668	2,933,374

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,757 and 23,382	158,527	165,512
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 1,262 and 1,762	157	219
Additional paid-in capital	34,280	41,225
Retained earnings	794,863	703,820
Total Stockholders' Equity	987,827	910,776
Total Liabilities and Stockholders' Equity	$3,976,495	$3,844,150

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
New vehicle	$1,384,055	$1,209,037	$2,594,359	$2,305,092
Used vehicle retail	633,635	553,647	1,235,858	1,086,373
Used vehicle wholesale	69,512	66,714	141,015	131,860
Finance and insurance	94,851	81,043	181,628	158,681
Service, body and parts	246,005	202,265	478,579	398,940
Fleet and other	38,978	20,633	71,698	35,254
Total revenues	2,467,036	2,133,339	4,703,137	4,116,200
Cost of sales:
New vehicle	1,303,516	1,136,175	2,443,702	2,165,464
Used vehicle retail	559,129	486,422	1,092,569	954,871
Used vehicle wholesale	67,800	65,228	137,786	128,544
Service, body and parts	123,525	103,666	242,905	204,222
Fleet and other	37,795	19,812	69,252	33,881
Total cost of sales	2,091,765	1,811,303	3,986,214	3,486,982
Gross profit	375,271	322,036	716,923	629,218
Asset impairments	—	3,498	—	6,996
Selling, general and administrative	257,290	215,526	500,062	434,632
Depreciation and amortization	14,031	12,503	26,770	24,166
Operating income	103,950	90,509	190,091	163,424
Floor plan interest expense	(9,332)	(6,209)	(17,384)	(12,118)
Other interest expense, net	(7,169)	(5,502)	(13,840)	(10,961)
Other income (expense), net	387	(1,495)	10,232	(3,021)
Income before income taxes	87,836	77,303	169,099	137,324
Income tax provision	(34,636)	(25,875)	(65,172)	(45,626)
Net income	$53,200	$51,428	$103,927	$91,698

Basic net income per share	$2.12	$2.02	$4.14	$3.58
Shares used in basic per share calculations	25,053	25,462	25,116	25,639

Diluted net income per share	$2.12	$2.01	$4.13	$3.56
Shares used in diluted per share calculations	25,106	25,534	25,177	25,754

Cash dividends declared per Class A and Class B share	$0.27	$0.25	$0.52	$0.45

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$53,200	$51,428	$103,927	$91,698
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $0, $72, $0, and $175, respectively	—	114	—	277
Comprehensive income	$53,200	$51,542	$103,927	$91,975

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$103,927	$91,698
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	—	6,996
Depreciation and amortization	26,770	24,166
Stock-based compensation	5,432	6,018
(Gain) loss on disposal of other assets	256	(4,512)
Gain on disposal of franchise	—	(1,102)
Deferred income taxes	(1,156)	5,704
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	70,908	6,564
Inventories	(36,078)	(114,052)
Other assets	479	5,652
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	1,330	8,685
Trade payables	414	6,678
Accrued liabilities	(3,684)	17,595
Other long-term liabilities and deferred revenue	9,957	10,668
Net cash provided by operating activities	178,555	70,758

Cash flows from investing activities:
Capital expenditures	(32,266)	(43,247)
Proceeds from sales of assets	2,870	197
Cash paid for other investments	(7,748)	(16,690)
Cash paid for acquisitions, net of cash acquired	(88,075)	(18,807)
Proceeds from sales of stores	—	11,837
Net cash used in investing activities	(125,219)	(66,710)

Cash flows from financing activities:
(Repayments) borrowings on floor plan notes payable, net: non-trade	(32,124)	58,622
Borrowings on lines of credit	773,500	487,623
Repayments on lines of credit	(808,846)	(468,955)
Principal payments on long-term debt and capital leases, scheduled	(8,825)	(8,026)
Principal payments on long-term debt and capital leases, other	(35,765)	(2,303)
Proceeds from issuance of long-term debt	74,065	12,080
Proceeds from issuance of common stock	3,519	3,329
Repurchase of common stock	(24,913)	(104,858)
Dividends paid	(13,052)	(11,524)
Net cash used in financing activities	(72,441)	(34,012)
Decrease in cash and cash equivalents	(19,105)	(29,964)
Cash and cash equivalents at beginning of period	50,282	45,008
Cash and cash equivalents at end of period	$31,177	$15,044

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$33,476	$24,960
Cash paid during the period for income taxes, net	62,274	9,684
Floor plan debt paid in connection with store disposals	—	5,284

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$1,748	$—
Non-cash assets transferred in connection with acquisitions	—	2,637
Debt assumed in connection with acquisitions	11,837	—
Issuance of class A common stock in connection with acquisitions	2,137	—

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of June 30, 2017 and for the three and six months ended June 30, 2017 and 2016. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2016 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2016 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2016 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented. These reclassifications were related to our adoption of ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting." Specifically, we reclassified the presentation of excess tax benefits on our Consolidated Statements of Cash Flows between financing and operating cash flows and recorded reclassifications between additional paid-in capital and retained earnings. See also Note 12.

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Contracts in transit	$179,556	$233,506
Trade receivables	51,009	47,450
Vehicle receivables	40,120	43,937
Manufacturer receivables	73,067	76,948
Auto loan receivables	74,123	69,859
Other receivables	1,057	1,600
	418,932	473,300
Less: Allowance	(6,457)	(5,281)
Less: Long-term portion of accounts receivable, net	(53,465)	(50,305)
Total accounts receivable, net	$359,010	$417,714

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

Interest income on auto loan receivables is recognized based on the contractual terms of each loan and is accrued until repayment, charge-off, or repossession. Direct costs associated with loan originations are capitalized and expensed as an offset to interest income when recognized on the loans. All other receivables are recorded at invoice and do not bear interest until they are 60 days past due.

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventories, net, consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
New vehicles	$1,376,995	$1,338,110
Used vehicles	428,361	368,067
Parts and accessories	73,424	66,410
Total inventories	$1,878,780	$1,772,587

Inventories are valued at the lower of net realizable value or cost, using a pooled approach for vehicles and the specific identification method for parts. Certain inventories are valued using the last-in first-out (LIFO) method.

Note 4. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2015 ¹	$97,903	$84,384	$30,933	$213,220
Additions through acquisitions[2]	18,154	21,795	7,448	47,397
Reductions through divestitures	(1,218)	—	—	(1,218)
Balance as of December 31, 2016[1]	114,839	106,179	38,381	259,399
Additions through acquisitions[3]	—	—	—	—
Balance as of June 30, 2017 ¹	$114,839	$106,179	$38,381	$259,399
1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
2 Our purchase price allocation is preliminary for our acquisition of the Carbone Auto Group. The initial purchase price allocation is subject to change upon final valuation analysis. The primary balances still subject to analysis are the segment allocation of goodwill and other intangible assets.
3 Our purchase price allocation is preliminary for the acquisition of the Baierl Auto Group. Unallocated items, including goodwill and other intangible values, are recorded as a component of other non-current assets in the Consolidated Balance Sheets. See also Note 11.

The changes in the carrying amounts of franchise value are as follows (in thousands):

Franchise Value
Balance as of December 31, 2015	$157,699
Additions through acquisitions[1]	27,087
Reductions through divestitures	(518)
Balance as of December 31, 2016	184,268
Additions through acquisitions[2]	495
Balance as of June 30, 2017	$184,763
1 Our purchase price allocation is preliminary for the acquisitions related to the Carbone Auto Group. The initial purchase price allocation is subject to change upon final valuation analysis. The primary balances still subject to analysis are certain intangible assets.

2 Our purchase price allocation is preliminary for the acquisition of the Baierl Auto Group. Unallocated items, including franchise value and other intangible values, are recorded as a component of other non-current assets in the Consolidated Balance Sheets. See also Note 11.

Note 5. Stockholders’ Equity

Repurchases of Class A Common Stock
Repurchases of our Class A Common Stock occurred under a repurchase authorization granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units ("RSUs"). In February 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. Share repurchases under this authorization were as follows:

	Repurchases Occurring in the Six Months Ended June 30, 2017		Cumulative Repurchases as of June 30, 2017
	Shares	Average Price	Shares	Average Price
2016 Share Repurchase Authorization	247,000	$87.94	960,725	$81.85

As of June 30, 2017, we had $171.4 million available for repurchases pursuant to our 2016 share repurchase authorization.

In addition, during the first six months of 2017, we repurchased 32,143 shares at an average price of $99.32 per share, for a total of $3.2 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

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

We have fixed rate debt and calculate the estimated fair value of our fixed rate debt using a discounted cash flow methodology. Using estimated current interest rates based on a similar risk profile and duration (Level 2), the fixed cash flows are discounted and summed to compute the fair value of the debt. As of June 30, 2017, this debt had maturity dates between December 31, 2017 and December 31, 2050. There were no changes to our valuation techniques during the six-month period ended June 30, 2017.

A summary of the aggregate carrying values and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	June 30, 2017	December 31, 2016
Carrying value	$370,768	$286,660
Fair value	368,142	293,522

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended June 30,	2017		2016
(in thousands, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$50,520	$2,680	$47,869	$3,559
Reallocation of net income as a result of conversion of dilutive stock options	1	(1)	1	(1)
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	340	—	440	—
Conversion of Class B common shares into Class A common shares	2,334	—	3,109	—
Effect of dilutive stock options on net income	5	(5)	9	(9)
Net income applicable to common stockholders - diluted	$53,200	$2,674	$51,428	$3,549

Weighted average common shares outstanding – basic	23,791	1,262	23,700	1,762
Conversion of Class B common shares into Class A common shares	1,262	—	1,762	—
Effect of dilutive stock options on weighted average common shares	53	—	72	—
Weighted average common shares outstanding – diluted	25,106	1,262	25,534	1,762

Net income per common share - basic	$2.12	$2.12	$2.02	$2.02
Net income per common share - diluted	$2.12	$2.12	$2.01	$2.01

Three Months Ended June 30,	2017		2016
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	22	—	—	—

Six Months Ended June 30,	2017		2016
(in thousands, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$98,337	$5,590	$84,445	$7,253
Reallocation of distributed net income as a result of conversion of dilutive stock options	2	(2)	5	(5)
Reallocation of distributed net income due to conversion of Class B to Class A common shares outstanding	700	—	907	—
Conversion of Class B common shares into Class A common shares	4,876	—	6,313	—
Effect of dilutive stock options on net income	12	(12)	28	(28)
Net income applicable to common stockholders - diluted	$103,927	$5,576	$91,698	$7,220

Weighted average common shares outstanding – basic	23,765	1,351	23,611	2,028
Conversion of Class B common shares into Class A common shares	1,351	—	2,028	—
Effect of dilutive stock options on weighted average common shares	61	—	115	—
Weighted average common shares outstanding – diluted	25,177	1,351	25,754	2,028

Net income per common share - basic	$4.14	$4.14	$3.58	$3.58
Net income per common share - diluted	$4.13	$4.13	$3.56	$3.56

Six Months Ended June 30,	2017		2016
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	11	—	10	—

Note 8. Equity-Method Investment

In October 2014, we acquired a 99.9% membership interest in a limited liability company managed by U.S. Bancorp Community Development Corporation with a total equity contribution of $49.8 million. This investment generated new markets tax credits under the New Markets Tax Credit Program (“NMTC Program”). The NMTC Program was established by Congress in 2000 to spur new or increased investments into operating businesses and real estate projects located in low-income communities.

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
The following amounts related to this equity-method investment were recorded in our Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Asset impairments to write investment down to fair value	$—	$3,498	$—	$6,996
Our portion of the partnership’s operating losses	—	2,065	—	4,131
Non-cash interest expense related to the amortization of the discounted fair value of future equity contributions	—	62	—	154
Tax benefits and credits generated	—	6,837	—	12,782

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
Certain financial information on a segment basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Domestic	$954,949	$830,410	$1,854,707	$1,602,312
Import	1,101,314	930,317	2,072,787	1,793,060
Luxury	413,088	371,866	776,891	718,679
	2,469,351	2,132,593	4,704,385	4,114,051
Corporate and other	(2,315)	746	(1,248)	2,149
	$2,467,036	$2,133,339	$4,703,137	$4,116,200
Segment income*:
Domestic	$27,857	$28,999	$53,299	$52,129
Import	32,465	29,680	54,637	53,943
Luxury	10,088	9,730	14,801	14,312
	70,410	68,409	122,737	120,384
Corporate and other	38,239	28,394	76,740	55,088
Depreciation and amortization	(14,031)	(12,503)	(26,770)	(24,166)
Other interest expense	(7,169)	(5,502)	(13,840)	(10,961)
Other income (expense), net	387	(1,495)	10,232	(3,021)
Income before income taxes	$87,836	$77,303	$169,099	$137,324
 *Segment income for each of the segments is defined as income before income taxes, depreciation and amortization, other interest expense and other income (expense), net.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Floor plan interest expense:
Domestic	$8,716	$6,233	$16,670	$12,729
Import	6,793	4,393	12,666	8,627
Luxury	3,383	2,650	6,459	5,308
	18,892	13,276	35,795	26,664
Corporate and other	(9,560)	(7,067)	(18,411)	(14,546)
	$9,332	$6,209	$17,384	$12,118

	June 30, 2017	December 31, 2016
Total assets:
Domestic	$1,253,814	$1,225,387
Import	1,037,626	959,355
Luxury	491,627	511,779
Corporate and other	1,193,428	1,147,629
	$3,976,495	$3,844,150
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
California Wage and Hour Litigations

In June 2012, Mr. Robles and Mr. Laredo brought claims against DCH Tustin Acura (Robles v. Tustin Motors, Inc., Case No. 30-2012-579414, filed in the Superior Court of California, Orange County) alleging that the employer underpaid technicians citing California Wage Order provisions that require an employer to pay at least two times the minimum wage for each hour worked if the employee is required to bring his or her own tools. The plaintiffs amended the complaint in late 2013 to include allegations that the employer failed to pay technicians for non-productive time and time spent performing tasks not compensated by the flat-rate compensation system; off-the-clock time worked; and wages due at termination. The amended complaint also alleged that the employer failed to provide technicians accurate and complete wage statements; and statutory meal and rest periods. The plaintiffs are seeking relief on behalf of all employees at all DCH Auto Group dealerships in California in addition to attorney fees and costs. These plaintiffs (and several other former technicians in separate but partially overlapping actions) also seek relief under California’s Private Attorney General Action (PAGA) provisions, which allow private plaintiffs to recover civil penalties on behalf of the State of California. DCH successfully compelled arbitration based on arbitration agreements between these claimants and the employer, although certain representative claims were excluded and stayed pending arbitration.

During the pendency of Robles, related cases were filed that made substantially similar technician claims including Holzer (see below). DCH and the Robles claimants settled their individual claims in mediation in 2015. In April 2016, DCH and all technician plaintiffs in Robles and the related cases agreed in principle to settle the representative claims, and this settlement has been approved by the California courts. DCH Auto Group (USA) Limited must indemnify Lithia Motors, Inc. for losses related to this claim pursuant to the stock purchase agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited dated June 14, 2014. We believe the exposure related to this lawsuit, when considered in relation to the terms of the stock purchase agreement, is immaterial to our financial statements.

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

Note 11. Acquisitions

In the first six months of 2017, we completed the following acquisition:

•	On May 1, 2017, Baierl Auto Group, an eight store platform based in Pennsylvania.

Revenue and operating income contributed by the 2017 acquisition subsequent to the date of acquisition were as follows (in thousands):

Revenue	$69,445
Operating income	$2,168

In 2016, we completed the following acquisitions:

•	On January 26, 2016, Singh Subaru in Riverside, California.

•	On February 1, 2016, Ira Toyota in Milford, Massachusetts.

•	On June 23, 2016, Helena Auto Center, LLC in Helena, Montana.

•	On August 1, 2016, Kemp Ford in Thousand Oaks, California.

•	On September 12, 2016, Carbone Auto Group, a nine store platform based in New York and Vermont.

•	On September 28, 2016, Greiner Ford Lincoln in Casper, Wyoming.

•	On October 5, 2016, Woodland Hills Audi in Woodland Hills, California.

•	On November 16, 2016, Honolulu Ford in Honolulu, Hawaii.

All acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

The following tables summarize the consideration paid for the 2017 acquisition and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration
Cash paid, net of cash acquired	$88,075
Equity securities issued [1]	2,137
$90,212
1 In partial consideration for the purchase of Baierl Auto Group, we issued 4,489 shares of our class A common stock on May 1, 2017 and will issue an additional 17,957 shares over the next 4 years for a total of 22,446 shares. As of May 1, 2017, these shares were deemed outstanding for purposes of calculating basic and diluted EPS and had a market value of $2.1 million, based on the closing price of our class A common stock on May 1, 2017 of $95.22 per share. See also Note 7.

The purchase price allocations for the Baierl Auto Group acquisition are preliminary and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets.

Assets Acquired and Liabilities Assumed
Trade receivables, net	$12,203
Inventories	78,820
Property and equipment	54,433
Other assets	39,345
Floor plan notes payable	(70,960)
Debt and capital lease obligations	(13,585)
Other liabilities	(10,044)
$90,212

In the six months ended June 30, 2017, we recorded $2.1 million in acquisition expense as a component of selling, general and administrative expense. We did not have any material acquisition expenses for the same period in 2016.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and six-month periods ended June 30, 2017 and 2016 had occurred on January 1, 2016 (in thousands, except per share amounts):

Three Months Ended June 30,	2017	2016
Revenue	$2,502,299	$2,452,886
Net income	53,380	54,019
Basic net income per share	2.13	2.12
Diluted net income per share	2.13	2.12

Six Months Ended June 30, 2017	2017	2016
Revenue	$4,838,047	$4,735,415
Net income	104,546	96,687
Basic net income per share	4.16	3.77
Diluted net income per share	4.15	3.75

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

•
All prior periods presented in our Consolidated Statements of Cash Flows have been adjusted for the presentation of excess tax benefits on the cash flow statement. This resulted in a $4.4 million reclassification between financing and operating cash flows.

•
We had $0.3 million of tax-affected state net operating loss carryforwards related to excess tax benefits for which a deferred tax asset had not been recognized. At adoption, this amount was recorded with the offset to retained earnings. Additionally, we do not believe that it is more-likely-than-not that the asset will be utilized and, as a result, a valuation allowance in the same amount was recorded that offset the impact to retained earnings.

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

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment." ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the updated standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position, results of operations or cash flows.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718) - Scope of Modification Accounting." ASU 2017-09 reduces both diversity in practice and cost and complexity when changing the terms or conditions of a share-based payment award. The amendments in this update provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. ASU 2017-09 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The amendments in this update should be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 to have a material effect on our financial position, results of operations or cash flows.

Note 13. Subsequent Events

Common Stock Dividend
On July 24, 2017, our Board of Directors approved a dividend of $0.27 per share on our Class A and Class B common stock related to our second quarter 2017 financial results. The dividend will total approximately $6.8 million and will be paid on August 25, 2017 to shareholders of record on August 11, 2017.

5.25% Senior Notes Due 2025
On July 24, 2017, we issued $300 million in aggregate principal amount of 5.25% Senior Notes due 2025 ("the Notes") to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Notes from July 24, 2017 and is payable semiannually on February 1 and August 1. The first interest payment is on February 1, 2018. We may redeem the Notes in whole or in part at any time prior to August 1, 2020 at a price equal to 100% of the principal amount plus a make-whole premium set forth in the Indenture and accrued and unpaid interest. After August 1, 2020, we may redeem some or all of the Notes subject to the redemption prices set forth in the Indenture. If we experience specific kinds of changes of control, as described in the Indenture, we must offer to repurchase the Notes at 101% of their principal amount plus accrued and unpaid interest to the date of purchase.

We paid approximately $5 million in underwriting and other fees in connection with this issuance, which will be amortized as interest expense over the term of the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future restricted subsidiaries that is a borrower under or that guarantees obligations under the Company’s credit facility or other indebtedness of the Company or any subsidiary guarantor. The terms of the Notes, in certain circumstances, may restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock, or merge, consolidate or sell all or substantially all our assets.

Credit Facility
On August 1, 2017, we amended our existing credit facility to increase the total financing commitment to $2.4 billion. This syndicated credit facility is comprised of 18 financial institutions, including seven manufacturer-affiliated finance companies. Our credit facility provides for up to $1.9 billion in new vehicle inventory floor plan financing, up to $250 million in used vehicle inventory floor plan financing and a maximum of $250 million in revolving financing for general corporate purposes, including acquisitions and working capital. This credit facility may be expanded to $2.75 billion total availability, subject to lender approval.

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

Overview
We are one of the largest automotive retailers in the highly fragmented American auto retail industry. As of August 2, 2017, we offered 30 brands of new vehicles and all brands of used vehicles in 160 stores in the United States and online at over 200 websites. We sell new and used vehicles and replacement parts, provide vehicle maintenance, warranty, paint and repair services, arrange related financing, and sell service contracts, vehicle protection products and credit insurance.

In 2016, we were the fifth largest public automotive retailer in the U.S., as measured by revenue. Our stores are located in 18 states with concentrations west of the Mississippi and in the Northeast and offer 30 brands of new vehicles and all major brands of used vehicles. Our operations consist of domestic, import and luxury stores in markets ranging from mid-sized regional cities to metropolitan urban areas.

Results of Operations
For the three months ended June 30, 2017 and 2016, we reported net income of $53.2 million, or $2.12 per diluted share, and $51.4 million, or $2.01 per diluted share, respectively. For the six months ended June 30, 2017 and 2016, we reported net income of $103.9 million, or $4.13 per diluted share, and $91.7 million, or $3.56 per diluted share, respectively.

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows (dollars in thousands):

Three Months Ended June 30, 2017	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,384,055	56.1%	$80,539	5.8%	21.5%
Used vehicle retail	633,635	25.7	74,506	11.8	19.9
Used vehicle wholesale	69,512	2.8	1,712	2.5	0.5
Finance and insurance [1]	94,851	3.8	94,851	100.0	25.3
Service, body and parts	246,005	10.0	122,480	49.8	32.6
Fleet and other	38,978	1.6	1,183	3.0	0.2
	$2,467,036	100.0%	$375,271	15.2%	100.0%

Three Months Ended June 30, 2016	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,209,037	56.7%	$72,862	6.0%	22.6%
Used vehicle retail	553,647	26.0	67,225	12.1	20.9
Used vehicle wholesale	66,714	3.1	1,486	2.2	0.5
Finance and insurance [1]	81,043	3.8	81,043	100.0	25.2
Service, body and parts	202,265	9.5	98,599	48.7	30.6
Fleet and other	20,633	0.9	821	4.0	0.2
	$2,133,339	100.0%	$322,036	15.1%	100.0%
1 Commissions reported net of anticipated cancellations.

Six Months Ended June 30, 2017	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$2,594,359	55.2%	$150,657	5.8%	21.0%
Used vehicle retail	1,235,858	26.3	143,289	11.6	20.0
Used vehicle wholesale	141,015	3.0	3,229	2.3	0.5
Finance and insurance [1]	181,628	3.9	181,628	100.0	25.3
Service, body and parts	478,579	10.2	235,674	49.2	32.9
Fleet and other	71,698	1.4	2,446	3.4	0.3
	$4,703,137	100.0%	$716,923	15.2%	100.0%

Six Months Ended June 30, 2016	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$2,305,092	56.0%	$139,628	6.1%	22.2%
Used vehicle retail	1,086,373	26.4	131,502	12.1	20.9
Used vehicle wholesale	131,860	3.2	3,316	2.5	0.5
Finance and insurance [1]	158,681	3.9	158,681	100.0	25.2
Service, body and parts	398,940	9.7	194,718	48.8	30.9
Fleet and other	35,254	0.8	1,373	3.9	0.3
	$4,116,200	100.0%	$629,218	15.3%	100.0%
1 Commissions reported net of anticipated cancellations.

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in May 2016 would be included in same store operating data beginning in June 2017, after its first full complete comparable month of operation. The second quarter operating results for the same store comparisons would include results for that store in only the period of June for both comparable periods.

New Vehicle Revenue and Gross Profit

	Three Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Revenue	$1,384,055	$1,209,037	$175,018		14.5%
Gross profit	$80,539	$72,862	$7,677		10.5
Gross margin	5.8%	6.0%	(20	)bp	[1]

Retail units sold	40,876	36,059	4,817		13.4
Average selling price per retail unit	$33,860	$33,529	$331		1.0
Average gross profit per retail unit	$1,970	$2,021	$(51)		(2.5)

Same store
Revenue	$1,217,563	$1,208,561	$9,002		0.7
Gross profit	$71,492	$72,759	$(1,267)		(1.7)
Gross margin	5.9%	6.0%	(10	)bp

Retail units sold	35,893	36,042	(149)		(0.4)
Average selling price per retail unit	$33,922	$33,532	$390		1.2
Average gross profit per retail unit	$1,992	$2,019	$(27)		(1.3)

1 A basis point is equal to 1/100th of one percent

	Six Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Revenue	$2,594,359	$2,305,092	$289,267		12.5%
Gross profit	$150,657	$139,628	$11,029		7.9
Gross margin	5.8%	6.1%	(30	)bp

Retail units sold	76,492	68,808	7,684		11.2
Average selling price per retail unit	$33,917	$33,500	$417		1.2
Average gross profit per retail unit	$1,970	$2,029	$(59)		(2.9)

Same store
Revenue	$2,314,266	$2,302,695	$11,571		0.5
Gross profit	$135,303	$139,512	$(4,209)		(3.0)
Gross margin	5.8%	6.1%	(30	)bp

Retail units sold	68,108	68,729	(621)		(0.9)
Average selling price per retail unit	$33,979	$33,504	$475		1.4
Average gross profit per retail unit	$1,987	$2,030	$(43)		(2.1)

New vehicle sales increased 14.5% and 12.5% in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016, primarily driven by an increase in volume related to acquisitions.

Same store new vehicle unit sales decreased 0.4% and 0.9%, respectively, in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. These volume decreases were offset by a 1.2% and 1.4% increase, respectively, in average price per unit for the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. On a same store basis, our stores performed better than national new vehicle sales levels, which decreased 2.9% and 2.2% , respectively, in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016.

Same store unit sales increased (decreased) as follows:

	Three months ended June 30, 2017 compared to the same period of 2016	National growth in the three months ended June 30, 2017 compared to the same period of 2016 ¹	Six months ended June 30, 2017 compared to the same period of 2016	National growth in the six months ended June 30, 2017 compared to the same period of 2016 ¹
Domestic brand same store unit sales change	(3.0)%	(4.2)%	(1.5)%	(4.0)%
Import brand same store unit sales change	2.0	(1.7)	1.6	(1.2)
Luxury brand same store unit sales change	(4.6)	(2.5)	(10.8)	1.7
Overall	(0.4)	(2.9)	(0.9)	(2.2)
1 National auto unit sales and seasonally adjusted annual rate ("SAAR") data obtained from Stephens Auto Unit Sales and SAAR report as of June 2017.

National new vehicle sales market growth continues to moderate for all brands. Our domestic brand unit volume change outperformed the national average for the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. Our performance, compared to the national trend for domestic brands, was mainly driven by Ford, which had a same store sales increase of 2.2% and decrease of 1.5%, respectively, and Chrysler, which had same store sales decreases of 2.2% and 0.3%, respectively, for the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. This performance compares to national market decreases of 3.6% and 3.9%, respectively, for Ford and 5.2% and 6.9%, respectively, for Chrysler for the three and six-month periods ended June 30, 2017 compared to the same periods of 2016.

Our import brand unit volume outperformed the national average for the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. Our Toyota stores, which comprise 19.1% of our total new vehicle unit sales in the second quarter of 2017 grew 3.7% for the three months ended June 30, 2017 and were essentially flat for the six months ended June 30, 2017, compared to the same periods in 2016. This compares to national market decreases of 1.0% and 3.6%, respectively, for the three and six-months ended June 30, 2017 compared to the same periods of 2016. Our Honda stores, which comprised 23.3% of our total new vehicle unit sales in the second quarter of 2017, had a same store unit decrease of 1.9% and an increase of 0.6%, respectively, for the three and six-month period ended June 30, 2017 compared to the same period of 2016. The national average unit volume decrease was 1.9% and 0.1%, respectively, for Honda in the three and six-month period ended June 30, 2017 compared to the same period of 2016.

The period-over-period volume decrease for our luxury brand unit volume exceeded the national average in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. The decreases were primarily associated with our BMW and Mercedes stores, which comprised 4.1% and 1.1%, respectively, of our total new vehicle unit sales in the second quarter of 2017. Our BMW stores had same store unit sales decreases of 12.6% and 15.5%, respectively, for the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. This compares to national average decreases for BMW of 8.0% and 4.1% for the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. Our Mercedes stores had same store unit sales decrease of 9.9% and 14.8%, respectively, for the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. This compares to national average decreases for Mercedes of 4.9% and 0.8% for the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. Our luxury brands were down more than the national average due to decreases in our local markets. We are concentrated in areas such as Portland, Seattle and New Jersey where new vehicle registrations were down. Additionally, both our BMW and Mercedes stores lost market share.

We seek to grow our new vehicle sales organically by gaining share in the markets we serve. To increase awareness and customer traffic, we use a combination of traditional, digital and social media advertisements to reach customers. We have established a company-wide target of achieving 25% higher sales than the national OEM average. As of June 30, 2017, our sales were 9% higher than the national OEM average.

New vehicle gross profit increased 10.5% and 7.9%, respectively, in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. On a same store basis, new vehicle gross profit decreased 1.7% and 3.0% in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. The same store average gross profit per unit for new vehicles decreased $27 and $43 in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016.

Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in and parts and service work.

Used Vehicle Retail Revenue and Gross Profit

	Three Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Retail revenue	$633,635	$553,647	$79,988		14.4%
Retail gross profit	$74,506	$67,225	$7,281		10.8
Retail gross margin	11.8%	12.1%	(30	)bp

Retail units sold	32,171	27,716	4,455		16.1
Average selling price per retail unit	$19,696	$19,976	$(280)		(1.4)
Average gross profit per retail unit	$2,316	$2,425	$(109)		(4.5)

Same store
Retail revenue	$575,410	$552,634	$22,776		4.1
Retail gross profit	$69,273	$67,121	$2,152		3.2
Retail gross margin	12.0%	12.1%	(10	)bp

Retail units sold	28,937	27,657	1,280		4.6
Average selling price per retail unit	$19,885	$19,982	$(97)		(0.5)
Average gross profit per retail unit	$2,394	$2,427	$(33)		(1.4)

	Six Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Retail revenue	$1,235,858	$1,086,373	$149,485		13.8%
Retail gross profit	$143,289	$131,502	$11,787		9.0
Retail gross margin	11.6%	12.1%	(50	)bp

Retail units sold	62,954	55,147	7,807		14.2
Average selling price per retail unit	$19,631	$19,700	$(69)		(0.4)
Average gross profit per retail unit	$2,276	$2,385	$(109)		(4.6)

Same store
Retail revenue	$1,137,210	$1,083,257	$53,953		5.0
Retail gross profit	$134,190	$131,217	$2,973		2.3
Retail gross margin	11.8%	12.1%	(30	)bp

Retail units sold	57,438	54,977	2,461		4.5
Average selling price per retail unit	$19,799	$19,704	$95		0.5
Average gross profit per retail unit	$2,336	$2,387	$(51)		(2.1)

Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned ("CPO") vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 85 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model certified pre-owned models to vehicles over ten years old.

Same store sales increased in all three categories of used vehicles as follows:

	Three months ended June 30, 2017 compared to the same period of 2016	Six months ended June 30, 2017 compared to the same period of 2016
Certified pre-owned vehicles	0.9%	1.0%
Core vehicles	4.4	5.7
Value autos	10.6	11.6
Overall	4.1	5.0

The increase in same store used vehicle sales was primarily driven by increased unit sales in all three categories. For value autos, average selling prices increased 5.2% and 6.1%, respectively for the three and six-months ended June 30, 2017 compared to the same periods of 2016. On an annualized average, as of June 30, 2017 and 2016, each of our stores sold 67 and 64 retail used vehicle units, respectively, per month.

Used retail vehicle gross profit increased 10.8% and 9.0% in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. On a same store basis, gross profit increased 3.2% and 2.3% in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016, driven by volume growth, partially offset by a decrease in the average gross profit per unit sold. The same store gross profit per unit decreased $33 and $51, respectively, for the three and six-month periods ended June 30, 2017 compared to the same periods of 2016.

Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s) and increase sales from finance and insurance and parts and service.

Used Vehicle Wholesale Revenue and Gross Profit

	Three Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Wholesale revenue	$69,512	$66,714	$2,798		4.2%
Wholesale gross profit	$1,712	$1,486	$226		15.2
Wholesale gross margin	2.5%	2.2%	30	bp

Wholesale units sold	10,906	9,774	1,132		11.6
Average selling price per wholesale unit	$6,374	$6,826	$(452)		(6.6)
Average gross profit per retail unit	$157	$152	$5		3.3

Same store
Wholesale revenue	$57,789	$66,583	$(8,794)		(13.2)
Wholesale gross profit	$1,377	$1,528	$(151)		(9.9)
Wholesale gross margin	2.4%	2.3%	10	bp

Wholesale units sold	8,912	9,754	(842)		(8.6)
Average selling price per wholesale unit	$6,484	$6,826	$(342)		(5.0)
Average gross profit per wholesale unit	$155	$157	$(2)		(1.3)

	Six Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Wholesale revenue	$141,015	$131,860	$9,155		6.9%
Wholesale gross profit	$3,229	$3,316	$(87)		(2.6)
Wholesale gross margin	2.3%	2.5%	(20	)bp

Wholesale units sold	21,746	19,287	2,459		12.7
Average selling price per wholesale unit	$6,485	$6,837	$(352)		(5.1)
Average gross profit per retail unit	$148	$172	$(24)		(14.0)

Same store
Wholesale revenue	$120,921	$131,596	$(10,675)		(8.1)
Wholesale gross profit	$2,803	$3,380	$(577)		(17.1)
Wholesale gross margin	2.3%	2.6%	(30	)bp

Wholesale units sold	18,506	19,242	(736)		(3.8)
Average selling price per wholesale unit	$6,534	$6,839	$(305)		(4.5)
Average gross profit per wholesale unit	$151	$176	$(25)		(14.2)

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to age or other factors. Wholesale vehicles are typically sold at or near cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Revenue	$94,851	$81,043	$13,808	17.0%
Average finance and insurance per retail unit	$1,298	$1,271	$27	2.1%

Same store
Revenue	$87,653	$80,988	$6,665	8.2%
Average finance and insurance per retail unit	$1,352	$1,271	$81	6.4%

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Revenue	$181,628	$158,681	$22,947	14.5%
Average finance and insurance per retail unit	$1,302	$1,280	$22	1.7%

Same store
Revenue	$169,784	$158,446	$11,338	7.2%
Average finance and insurance per retail unit	$1,352	$1,281	$71	5.5%

We believe that arranging timely vehicle financing is an important part of our ability to sell vehicles and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection.

The increases in same store finance and insurance revenue in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016 were primarily due to higher unit volume and increases in the average finance and insurance amount per retail unit. On a same store basis, our finance and insurance revenues per retail unit increased $81 and $71, respectively, in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016, mainly driven by improved penetration rates for service contracts.

Trends in penetration rates for total new and used retail vehicles sold are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Finance and insurance	75%	78%	76%	78%
Service contracts	49	44	48	43
Lifetime lube, oil and filter contracts	27	27	27	27

We seek to increase our penetration of vehicle financing on the number of vehicles that we sell and to offer a comprehensive suite of products. We target an average F&I per unit retailed of $1,450. We believe improved performance from sales training and revised pay plans will be critical factors in achieving this target.

Service, Body and Parts Revenue and Gross Profit

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Reported
Customer pay	$135,851	$113,835	$22,016	19.3%
Warranty	56,703	46,928	9,775	20.8
Wholesale parts	35,631	28,412	7,219	25.4
Body shop	17,820	13,090	4,730	36.1
Total service, body and parts	$246,005	$202,265	$43,740	21.6%

Service, body and parts gross profit	$122,480	$98,599	$23,881	24.2%
Service, body and parts gross margin	49.8%	48.7%	110 bp

Same store
Customer pay	$121,798	$113,778	$8,020	7.0%
Warranty	50,297	46,894	3,403	7.3
Wholesale parts	29,941	28,409	1,532	5.4
Body shop	14,076	12,782	1,294	10.1
Total service, body and parts	$216,112	$201,863	$14,249	7.1%

Service, body and parts gross profit	$107,604	$98,437	$9,167	9.3%
Service, body and parts gross margin	49.8%	48.8%	100 bp

	Six Months Ended June 30,		Increase		% Increase
(Dollars in thousands)	2017	2016
Reported
Customer pay	$258,471	$220,725	$37,746		17.1%
Warranty	111,202	92,544	18,658		20.2
Wholesale parts	72,333	58,167	14,166		24.4
Body shop	36,573	27,504	9,069		33.0
Total service, body and parts	$478,579	$398,940	$79,639		20.0%

Service, body and parts gross profit	$235,674	$194,718	$40,956		21.0%
Service, body and parts gross margin	49.2%	48.8%	40	bp

Same store
Customer pay	$235,723	$220,174	$15,549		7.1%
Warranty	99,903	92,339	7,564		8.2
Wholesale parts	61,288	58,114	3,174		5.5
Body shop	30,039	27,124	2,915		10.7
Total service, body and parts	$426,953	$397,751	$29,202		7.3%

Service, body and parts gross profit	$210,754	$194,160	$16,594		8.5%
Service, body and parts gross margin	49.4%	48.8%	60	bp

We provide service, body and parts for the new vehicle brands sold by our stores, as well as service and repairs for most other makes and models. Our parts and service operations are an integral part of our customer retention and the largest contributor to our overall profitability. Earnings from service, body and parts have historically been more resilient during economic downturns, when owners have tended to repair their existing vehicles rather than buy new vehicles.

Our service, body and parts sales grew in all areas in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. There are more late-model units in operation as new vehicle sales volumes have been increasing since 2010. We believe this increase in units in operation will continue to benefit our service, body and parts sales in the coming years as more late-model vehicles age and require repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. We increased our same store customer pay business 7.0% and 7.1%, respectively, in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016.

Same store warranty sales increased 7.3% and 8.2%, respectively, in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. We continue to experience the impact of the significant recalls across multiple manufacturers. Combined with a growing number of units in operation, our warranty sales have steadily increased.

The increases in same-store warranty work by segment were as follows:

	Three months ended June 30, 2017 compared to the same period of 2016	Six months ended June 30, 2017 compared to the same period of 2016
Domestic	6.5%	4.7%
Import	2.0	6.5
Luxury	18.1	16.0

Same store wholesale parts increased 5.4% and 5.5% in the three and six-month periods ending June 30, 2017 compared to the same periods of 2016. We target independent repair shops, competing new vehicle dealers and wholesale accounts to expand parts sales to other repair shops.

Same store body shop increased 10.1% and 10.7%, respectively, in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. Our stores have increased production through calculated adjustments to optimize personnel and equipment.

Same store service, body and parts gross profit increased 9.3% and 8.5%, respectively, in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016, which is in line with our revenue growth. Our gross margins increased as our mix shifted toward customer pay, which has a higher margin than other service.

Segments
Certain financial information by segment is as follows:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Revenues:
Domestic	$954,949	$830,410	$124,539	15.0%
Import	1,101,314	930,317	170,997	18.4
Luxury	413,088	371,866	41,222	11.1
	2,469,351	2,132,593	336,758	15.8
Corporate and other	(2,315)	746	(3,061)	(410.3)
	$2,467,036	$2,133,339	$333,697	15.6%

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Revenues:
Domestic	$1,854,707	$1,602,312	$252,395	15.8%
Import	2,072,787	1,793,060	279,727	15.6
Luxury	776,891	718,679	58,212	8.1
	4,704,385	4,114,051	590,334	14.3
Corporate and other	(1,248)	2,149	(3,397)	(158.1)
	$4,703,137	$4,116,200	$586,937	14.3%

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Segment income*:
Domestic	$27,857	$28,999	$(1,142)	(3.9)%
Import	32,465	29,680	2,785	9.4
Luxury	10,088	9,730	358	3.7
	70,410	68,409	2,001	2.9
Corporate and other	38,239	28,394	9,845	34.7
Depreciation and amortization	(14,031)	(12,503)	1,528	12.2
Other interest expense	(7,169)	(5,502)	1,667	30.3
Other income (expense), net	387	(1,495)	NM	NM
Income before income taxes	$87,836	$77,303	$10,533	13.6%

NM – not meaningful
*Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.

	Six Months Ended June 30,		Increase (Decrease)	% Increase
(Dollars in thousands)	2017	2016
Segment income*:
Domestic	$53,299	$52,129	$1,170	2.2%
Import	54,637	53,943	694	1.3
Luxury	14,801	14,312	489	3.4
	122,737	120,384	2,353	2.0
Corporate and other	76,740	55,088	21,652	39.3
Depreciation and amortization	(26,770)	(24,166)	2,604	10.8
Other interest expense	(13,840)	(10,961)	2,879	26.3
Other income (expense), net	10,232	(3,021)	(13,253)	NM
Income before income taxes	$169,099	$137,324	$31,775	23.1%
 NM – Not meaningful

	Three Months Ended June 30,		Increase	% Increase
	2017	2016
Retail new vehicle unit sales:
Domestic	13,256	11,712	1,544	13.2%
Import	23,287	20,080	3,207	16.0
Luxury	4,423	4,317	106	2.5
	40,966	36,109	4,857	13.5
Allocated to management	(90)	(50)	40	NM
	40,876	36,059	4,817	13.4%
NM – Not meaningful

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2017	2016
Retail new vehicle unit sales:
Domestic	25,496	22,441	3,055	13.6%
Import	43,122	38,114	5,008	13.1
Luxury	8,039	8,380	(341)	(4.1)
	76,657	68,935	7,722	11.2
Allocated to management	(165)	(127)	38	NM
	76,492	68,808	7,684	11.2%

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Revenue	$954,949	$830,410	$124,539	15.0%
Segment income	$27,857	$28,999	$(1,142)	(3.9)
Retail new vehicle unit sales	13,256	11,712	1,544	13.2

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Revenue	$1,854,707	$1,602,312	$252,395	15.8%
Segment income	$53,299	$52,129	$1,170	2.2
Retail new vehicle unit sales	25,496	22,441	3,055	13.6

Our Domestic segment revenue increased 15.0% and 15.8%, respectively, in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. Since June 30, 2016, we acquired eleven additional domestic brand stores, which contributed to increases in new vehicle, used vehicle retail, finance and insurance and service body and parts sales.

Our Domestic segment income decreased 3.9% and increased 2.2%, respectively, in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. In the three-months ended June 30, 2017, the decrease in segment income was due to gross profits growth of 15.3%, in line with revenues, offset by SG&A expense growth of 19.9% and a floor plan interest increase of 39.8% primarily related to rising interest rates. For the six months ended June 30, 2017, segment income grew 2.2% but lagged our revenue growth. Growth in SG&A expenses of 19.0% and floor plan interest of 31.0% were the main drivers of the slower segment income growth compared to revenue growth.

Import
A summary of financial information for our Import segment follows:

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Revenue	$1,101,314	$930,317	$170,997	18.4%
Segment income	$32,465	$29,680	$2,785	9.4
Retail new vehicle unit sales	23,287	20,080	3,207	16.0

	Six Months Ended June 30,		Increase (Decrease)	% Increase
(Dollars in thousands)	2017	2016
Revenue	$2,072,787	$1,793,060	$279,727	15.6%
Segment income	$54,637	$53,943	$694	1.3
Retail new vehicle unit sales	43,122	38,114	5,008	13.1

Our Import segment revenue increased 18.4% and 15.6% in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016 due to increases in all major business lines. Since June 30, 2016, we added ten import brand stores.

Segment income for our Import segment increased 9.4% and 1.3% in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. In the three months ended June 30, 2017, the 9.4% growth in segment income was due to gross profits growth of 17.3%, in line with revenues, offset by SG&A expense growth of 18.3% and a floor plan interest increase of 53.2% related to rising interest rates. These factors resulted in slower Import segment income growth compared to revenue growth. For the six months ended June 30, 2017, segment income grew 1.3% and lagged our revenue growth. Gross profit growth was 13.0% and lagged behind revenue growth for the period. Additionally, growth in SG&A expenses was 14.8% slightly higher than the growth in gross profit and floor plan interest increased 46.1% due to increased inventory levels and rising interest rates. The net effect of these factors was slower segment income growth compared to revenue growth.

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Revenue	$413,088	$371,866	$41,222	11.1%
Segment income	$10,088	$9,730	$358	3.7
Retail new vehicle unit sales	4,423	4,317	106	2.5

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Revenue	$776,891	$718,679	$58,212	8.1%
Segment income	$14,801	$14,312	$489	3.4
Retail new vehicle unit sales	8,039	8,380	(341)	(4.1)

Our Luxury segment revenue increased 11.1% and 8.1% in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016 due to increases in used vehicle retail, finance and insurance and service body and parts sales. In the past twelve months, we added two luxury brand stores.

Our Luxury segment income increased 3.7% and 3.4% for the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. In the three months ended June 30, 2017, the 3.7% growth in segment income was due to gross profits growth of 10.1%, lagging behind revenue growth. SG&A expense grew 9.8%, slower than growth in gross profit growth, and was offset by a floor plan interest increase of 30.1% related to rising interest rates. These factors result in slower Luxury segment income growth compared to revenue growth. For the six months ended June 30, 2017, segment income grew 3.4% and lagged our revenue growth for that period. Gross profit growth was 9.2%, slightly better than revenue growth for the period. This was offset by growth in SG&A expense of 9.1% and floor plan interest growth of 22.9% due to rising interest rates. These factors resulted in slower segment income growth than revenue growth.

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shop, offset by certain unallocated reserve and elimination adjustments related to vehicle sales.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Revenue, net	$(2,315)	$746	$(3,061)	(410.3)%
Segment income	$38,239	$28,394	$9,845	34.7

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Revenue, net	$(1,248)	$2,149	$(3,397)	(158.1)%
Segment income	$76,740	$55,088	$21,652	39.3

The decreases in Corporate and other revenue in the three and six month periods ended June 30, 2017 compared to the same periods of 2016 were primarily related to changes to certain reserves that are not specifically identified with our domestic, import or luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores.

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

Corporate and other segment income increased $9.8 million and $21.7 million for the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. These increases in segment income were due to the addition of 23 stores in the past twelve months. The three and six month periods ended June 30, 2017 include acquisition expenses of $2.1 million and an insurance reserve charge of $3.9 million. The 2016 results included impairment charges of $3.5 million and $7.0 million, respectively, for the three and six month periods ended June 30, 2016.

Asset Impairments
Asset impairments consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2017	2016	2017	2016
Equity-method investment	$—	$3,498	$—	$6,996

The asset impairments recorded in 2016 were associated with our equity-method investment in a limited liability company. We evaluated this equity-method investment at the end of each reporting period and identified indications of loss resulting from other than temporary declines in value. We exited this equity-method investment in December 2016. See Note 8 of the Condensed Notes to the Consolidated Financial Statements for additional information.

Selling, General and Administrative Expense (“SG&A”)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Personnel	$167,324	$144,530	$22,794	15.8%
Advertising	22,988	19,784	3,204	16.2
Rent	7,227	6,944	283	4.1
Facility costs	14,252	10,373	3,879	37.4
Other	45,499	33,895	11,604	34.2
Total SG&A	$257,290	$215,526	$41,764	19.4%

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2017	2016
Personnel	44.6%	44.9%	(30	)bp
Advertising	6.1	6.1	—
Rent	1.9	2.2	(30)
Facility costs	3.8	3.2	60
Other	12.2	10.5	170
Total SG&A	68.6%	66.9%	170	bp

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Personnel	$330,996	$293,254	$37,742	12.9%
Advertising	42,944	39,119	3,825	9.8
Rent	14,448	13,346	1,102	8.3
Facility costs	29,379	18,432	10,947	59.4
Other	82,295	70,481	11,814	16.8
Total SG&A	$500,062	$434,632	$65,430	15.1%

	Six Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2017	2016
Personnel	46.2%	46.6%	(40	)bp
Advertising	6.0%	6.2%	(20)
Rent	2.0%	2.1%	(10)
Facility costs	4.1%	2.9%	120
Other	11.5%	11.3%	20
Total SG&A	69.8%	69.1%	70	bp

SG&A expense increased 19.4% and 15.1% in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016. A majority of these increases were in facility costs and other expenses. The increase in facility costs were mainly due to lower costs as a result of a $3.4 million gain for property-related insurance proceeds and a $1.1 million gain on the sale of stores in the first quarter 2016. Other expenses in the three and six-month periods ended June 30, 2017 include acquisition expense of $2.1 million and a hail storm insurance reserve related charge of $3.9 million .

SG&A expense adjusted for non-core charges was as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Personnel	$167,324	$144,530	$22,794	15.8%
Advertising	22,988	19,783	3,205	16.2
Rent	7,227	6,944	283	4.1
Adjusted facility costs	14,252	10,373	3,879	37.4
Adjusted other	39,484	33,896	5,588	16.5
Adjusted total SG&A	$251,275	$215,526	$35,749	16.6%

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2017	2016
Personnel	44.6%	44.9%	(30	)bp
Advertising	6.1%	6.1%	—
Rent	1.9%	2.2%	(30)
Adjusted facility costs	3.8%	3.2%	60
Adjusted other	10.6%	10.5%	10
Adjusted total SG&A	67.0%	66.9%	10	bp

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Personnel	$330,996	$293,254	$37,742	12.9%
Advertising	42,944	39,119	3,825	9.8%
Rent	14,448	13,346	1,102	8.3%
Adjusted facility costs	29,379	19,519	9,860	50.5%
Adjusted other	76,280	68,575	7,705	11.2%
Adjusted total SG&A	$494,047	$433,813	$60,234	13.9%

	Six Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2017	2016
Personnel	46.2%	46.6%	(40	)bp
Advertising	6.0%	6.2%	(20)
Rent	2.0%	2.1%	(10)
Adjusted facility costs	4.1%	3.1%	100
Adjusted other	10.6%	10.9%	(30)
Adjusted total SG&A	68.9%	68.9%	—

Adjusted SG&A excludes acquisition expense of $2.1 million and an insurance reserve related charge of $3.9 million for the three and six month periods ended June 30, 2017. We did not have any adjustments in the three months ended June 30, 2016 and had adjustments related to a $1.1 million gain for the disposal of stores offset by a $1.9 million legal reserve adjustment for the six month period ended June 30, 2016. See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Depreciation and amortization	$14,031	$12,503	$1,528	12.2%

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Depreciation and amortization	$26,770	$24,166	$2,604	10.8%

The increases in depreciation and amortization in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016 were primarily due to capital expenditures and acquisitions that occurred since June 30, 2016. Our largest capital investments were related to expanding and improving facilities subsequent to the acquisition of stores, as well as investments in improvements at our existing facilities. These investments increase the amount of depreciable assets and amortizable expenses. In the full year of 2016 and the first six months of 2017, we had capital expenditures of $100.8 million and $32.3 million, respectively.

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating margin	4.2%	4.2%	4.0%	4.0%
Operating margin adjusted for non-core charges [1]	4.5%	4.4%	4.2%	4.2%
1 See “Non-GAAP Reconciliations” for more details.

In the three and six-month periods ended June 30, 2017 compared to the same periods of 2016, our operating margin remained steady. Adjusting for non-core charges, as detailed below in Non-GAAP Reconciliations, adjusted operating margin improved slightly in the three months ended June 30, 2017 compared to the same period in 2016 and was consistent with the prior year for the six months ended June 30, 2017. We continue to focus on cost control, which allows us to leverage our cost structure in an environment of improving sales.

Floor Plan Interest Expense and Floor Plan Assistance
Floor plan interest expense increased $3.1 million and $5.3 million in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016, primarily as a result of increasing LIBOR interest rates and increased average outstanding balances on our floor plan facilities.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended June 30,			%
(Dollars in thousands)	2017	2016	Change	Change
Floor plan interest expense (new vehicles)	$9,332	$6,209	$3,123	50.3%
Floor plan assistance (included as an offset to cost of sales)	(13,268)	(11,270)	(1,998)	17.7
Net new vehicle carrying costs	$(3,936)	$(5,061)	$1,125	(22.2)%

	Six Months Ended June 30,			%
(Dollars in thousands)	2017	2016	Change	Change
Floor plan interest expense (new vehicles)	$17,384	$12,118	$5,266	43.5%
Floor plan assistance (included as an offset to cost of sales)	(25,056)	(21,570)	(3,486)	16.2
Net new vehicle carrying costs	$(7,672)	$(9,452)	1,780	(18.8)%

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Mortgage interest	$4,694	$3,699	$995	26.9
Other interest	2,585	1,931	654	33.9
Capitalized interest	(110)	(128)	(18)	(14.1)
Total other interest expense	$7,169	$5,502	1,667	30.3%

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Mortgage interest	$9,085	$7,247	$1,838	25.4%
Other interest	4,948	3,950	998	25.3
Capitalized interest	(193)	(236)	(43)	(18.2)
Total other interest expense	$13,840	$10,961	2,879	26.3%

The increases of $1.7 million and $2.9 million in other interest expense in the three and six-month periods ended June 30, 2017 compared to the same periods of 2016 were primarily due to higher volumes of borrowing on our credit facility and higher mortgage interest due to additional mortgage financings and increased interest rates.

Other Income (Expense), Net

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Other Income (Expense), net	$387	$(1,495)	$1,882	NM

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Other Income (Expense), net	$10,232	$(3,021)	$13,253	NM

Other income (expense), net includes a gain related to legal settlements with OEMs recorded in the first quarter of 2017. Other income (expense), net in 2016 included the gains and losses related to equity-method investments, which we exited in December of 2016.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Effective income tax rate	39.4%	33.5%	38.5%	33.2%
Effective income tax rate excluding tax credits generated through our equity-method investment and other non-core items [1]	39.1%	39.5%	38.4%	39.3%
1 See “Non-GAAP Reconciliations” for more details.

Our 2016 tax rate was positively affected by new markets tax credits that were generated through our equity-method investment with U.S. Bancorp Community Development Corporation. Our effective tax rates for the three and six-month periods ended June 30, 2017 were favorably impacted by excess tax benefits related to our stock-based compensation. The adoption of this new guidance was applied prospectively beginning in 2017. See Note 12 of the Condensed Notes to the Consolidated Financial Statements for additional information.

Excluding the tax credits generated by our equity-method investment and adjusting for other non-core items, our effective tax rate was slightly impacted by the recognition of excess tax benefits related to our stock-based compensation for the three and six month periods ended June 30, 2017 compared to the same period of 2016.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations:

	Three Months Ended June 30, 2017
(Dollars in Thousands, Except per Share Amounts)	As reported	Reserve Adjustments	Acquisition expenses	Adjusted
Selling, general and administrative	$257,290	$(3,878)	$(2,137)	$251,275
Operating income	103,950	3,878	2,137	109,965

Income before income taxes	$87,836	$3,878	$2,137	$93,851
Income tax provision	(34,636)	(1,231)	(821)	(36,688)
Net income	$53,200	$2,647	$1,316	$57,163

Diluted net income per share	$2.12	$0.11	$0.05	$2.28
Diluted share count	25,106

	Three Months Ended June 30, 2016
(Dollars in thousands, except per share amounts)	As reported	Equity-method investment	Adjusted
Asset impairment	$3,498	$(3,498)	$—
Operating income	90,509	3,498	94,007
Other income (expense)	(1,495)	2,065	570

Income before income taxes	$77,303	$5,563	$82,866
Income tax provision	(25,875)	(6,837)	(32,712)
Net income (loss)	$51,428	$(1,274)	$50,154

Diluted net income (loss) per share	$2.01	$(0.05)	$1.96
Diluted share count	25,534

	Six Months Ended June 30, 2017
(Dollars in thousands, except per share amounts)	As reported	Reserve adjustments	Acquisition expenses	OEM settlement	Adjusted
Selling, general and administrative	$500,062	$(3,878)	$(2,137)	$—	$494,047
Operating income	190,091	3,878	2,137	—	196,106
Other (expense) income, net	10,232	—	—	(9,111)	1,121

Income (loss) before income taxes	$169,099	$3,878	$2,137	$(9,111)	$166,003
Income tax (provision) benefit	(65,172)	(1,231)	(821)	3,423	(63,801)
Net income (loss)	$103,927	$2,647	$1,316	$(5,688)	$102,202

Diluted net income (loss) per share	$4.13	$0.11	$0.05	$(0.23)	$4.06
Diluted share count	25,177

	Six Months Ended June 30, 2016
(Dollars in thousands, except per share amounts)	As reported	Disposal gain on sale of stores	Equity-method investment	Legal reserve adjustment	Adjusted
Asset impairment	$6,996	$—	$(6,996)	$—	$—
Selling, general and administrative	434,632	1,087	—	(1,906)	433,813
Operating Income (expense)	163,424	(1,087)	6,996	1,906	171,239
Other (expense) income, net	(3,021)	—	4,131	—	1,110

Income (loss) before income taxes	$137,324	$(1,087)	$11,127	$1,906	$149,270
Income tax (provision) benefit	(45,626)	426	(12,782)	(747)	(58,729)
Net income (loss)	$91,698	$(661)	$(1,655)	$1,159	$90,541

Diluted net income (loss) per share	$3.56	$(0.03)	$(0.06)	$0.05	$3.52
Diluted share count	25,754

Liquidity and Capital Resources
We manage our liquidity and capital resources to fund our operating, investing and financing activities. We rely primarily on cash flows from operations and borrowings under our credit facilities or in capital markets as the main sources for liquidity. We use those funds to invest in capital expenditures, increase working capital and fulfill contractual obligations. Remaining funds are used for acquisitions, debt retirement, cash dividends, share repurchases and general business purposes.

Available Sources
Below is a summary of our immediately available funds:

	As of June 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Cash and cash equivalents	$31,177	$15,044	$16,133	107.2%
Available credit on the credit facilities	185,173	134,608	50,565	37.6
Total current available funds	216,350	149,652	66,698	44.6
Estimated funds from unfinanced real estate	192,067	163,505	28,562	17.5
Total estimated available funds	$408,417	$313,157	$95,260	30.4%

Cash flows generated by operating activities and borrowings under our credit facility and other types of debt are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of June 30, 2017, our unencumbered owned operating real estate had a book value of $256 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $192 million at June 30, 2017; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

In July 2017, we issued $300 million in aggregate principal amount of 5.25% senior notes due 2025 in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. We intend to use the net proceeds for general corporate purposes, which may include funding acquisitions, capital expenditures and debt repayment. Pending final application, all or a portion of the approximately $295 million in net proceeds will be applied to reduce indebtedness, including under our used vehicle floor plan and revolving credit facilities.

In addition to the above sources of liquidity, potential sources include the placement of subordinated debt or loans, the sale of equity securities and the sale of stores or other assets. We evaluate all of these options and may select one or more of them depending on overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2017	2016	in Cash Flow
Net cash provided by operating activities	$178,555	$70,758	$107,797
Net cash used in investing activities	(125,219)	(66,710)	(58,509)
Net cash used in financing activities	(72,441)	(34,012)	(38,429)

Operating Activities
Cash provided by operating activities for the six months ended June 30, 2017 increased $107.8 million compared to the same period of 2016, primarily related to changes in trade receivables, net, inventory and accrued liabilities.

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

Adjusted net cash provided by operating activities is presented below (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2017	2016	in Cash Flow
Net cash provided by operating activities – as reported	$178,555	$70,758	$107,797
Add: Net borrowings on floor plan notes payable, non-trade	(32,124)	58,622	(90,746)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	—	(7,120)	7,120
Net cash provided by operating activities – adjusted	$146,431	$122,260	$24,171

Inventories are the most significant component of our cash flow from operations. As of June 30, 2017, our new vehicle days supply was 75, or seven days higher than our days supply as of December 31, 2016. Our days supply of used vehicles was 60 days as of June 30, 2017, or four days higher than our days supply as of December 31, 2016. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $125.2 million and $66.7 million, respectively, for the six-month periods ended June 30, 2017 and 2016. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2017	2016	in Cash Flow
Capital expenditures	$(32,266)	$(43,247)	$10,981
Cash paid for acquisitions, net of cash acquired	(88,075)	(18,807)	(69,268)
Cash paid for other investments	(7,748)	(16,690)	8,942
Proceeds from sales of stores	—	11,837	(11,837)

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Six Months Ended June 30,
(Dollars in thousands)	2017	2016
Post-acquisition capital improvements	$7,304	$18,277
Purchases of previously leased facilities	—	5,081
Existing facility improvements	7,734	8,035
Maintenance	17,228	11,854
Total capital expenditures	$32,266	$43,247

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

We expect to make expenditures of approximately $113 million in 2017 for capital improvements at recently acquired stores, purchases of land for expansion of existing stores, facility image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Six Months Ended June 30,
	2017	2016
Number of stores acquired	8	2
Number of stores opened	1	—
Number of franchises added	—	1

(Dollars in thousands)
Cash paid for acquisitions, net of cash acquired	$88,075	$18,807
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	—	(7,120)
Cash paid for acquisitions, net of cash acquired – adjusted	$88,075	$11,687

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash used in financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2017	2016	in Cash Flow
Cash used in financing activities, as reported	$(72,441)	$(34,012)	$(38,429)
Adjust: Repayments (borrowings) on floor plan notes payable: non-trade	32,124	(58,622)	90,746
Cash used in financing activities – adjusted	$(40,317)	$(92,634)	$52,317

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2017	2016	in Cash Flow
Net (repayments) borrowings on lines of credit	$(35,346)	$18,668	$(54,014)
Principal payments on long-term debt and capital leases, unscheduled	(35,765)	(2,303)	(33,462)
Proceeds from issuance of long-term debt	74,065	12,080	61,985
Repurchases of common stock	(24,913)	(104,858)	79,945
Dividends paid	(13,052)	(11,524)	(1,528)

Borrowing and Repayment Activity
During the first six months of 2017, we raised net mortgage proceeds of $38.3 million, which was mainly used to pay down our outstanding balances on our long-term debt and our lines of credit and fund repurchases of common stock. Our debt to total capital ratio, excluding floor plan notes payable, was 44.7% at June 30, 2017 compared to 44.4% at June 30, 2016.

Equity Transactions
On February 25, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. We repurchased a total of 279,143 shares of our Class A common stock at an average price of $89.25 per share in the first six months of 2017. This included 247,000 shares as part of the repurchase plan at an average price per share of $87.94 and 32,143 shares related to tax withholding on vesting RSUs at an average price of $99.32. As of June 30, 2017, we had $171.4 million remaining available for repurchases and the authorization does not have an expiration date.

In the first six months of 2017, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2017	$0.25	$6,292
May 2017	$0.27	$6,760

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of June 30, 2017
(Dollars in thousands)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,534,715	$—	[1]
Floor plan notes payable	99,932	—
Used vehicle inventory financing facility	213,093	10,032	[2]
Revolving lines of credit	105,068	175,141	[2,3]
Real estate mortgages	470,073	—
Other debt	10,481	—
Total debt	$2,433,362	$185,173

1 As of June 30, 2017, we had a $1.55 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of May 31, 2017. This amount is reduced by $8.3 million for outstanding letters of credit.

Credit Facility
On August 1, 2017, we amended our existing credit facility to increase the total financing commitment by $350 million to $2.4 billion and extend the maturity to August 2022. This syndicated credit facility is comprised of 18 financial institutions, including seven manufacturer-affiliated finance companies. Under our credit facility we are permitted to allocate the total financing commitment among floor plan financing for new vehicle inventory, floor plan financing for used vehicles (up to a maximum of 16.5% of the total aggregate commitment) and revolving financing for general corporate purposes, including acquisitions and working capital (up to a maximum of 18.75% of the total commitment). Our credit facility may be expanded to $2.75 billion total availability, subject to lender approval. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of June 30, 2017, we had no balances in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 2.47% at June 30, 2017. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 2.72% and 2.97%, respectively, at June 30, 2017.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of June 30, 2017
Current ratio	Not less than 1.10 to 1	1.28	to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.96	to 1
Leverage ratio	Not more than 5.00 to 1	2.02	to 1
Funded debt restriction	Not to exceed $900 million	$518.8 million

As of June 30, 2017, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for new vehicles at certain stores and vehicles designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At June 30, 2017, $99.9 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

5.25% Senior Notes Due 2025
On July 24, 2017, we issued $300 million in aggregate principle amount of 5.25% Senior Notes due 2025 ("the Notes") to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Notes from July 24, 2017 and is payable semiannually on February 1 and August 1. The first interest payment is on February 1, 2018. We may redeem the Notes, in whole or in part, at any time prior to August 1, 2020 at a price equal to 100% of the principal amount plus a make-whole premium set forth in the Indenture and accrued and unpaid interest. After August 1, 2020, we may redeem some or all of the Notes subject to the redemption prices set forth in the Indenture. If we experience specific kinds of changes of control, as described in the Indenture, we must offer to repurchase the Notes at 101% of their principal amount plus accrued and unpaid interest to the date of purchase.

We paid approximately $5 million of underwriting and other fees in connection with this issuance, which is being amortized as interest expense over the term of the Notes. The Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of the Company’s existing and future restricted subsidiaries that is a borrower under or that guarantees obligations under the Company’s credit facility or other indebtedness of the Company or any subsidiary guarantor. The terms of the Notes, in certain circumstances, may restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock, or merge, consolidate or sell all or substantially all our assets.

We intend to use the net proceeds for general corporate purposes, which may include funding acquisitions, capital expenditures and debt repayment. Pending final application, all or a portion of the approximately $295 million in net proceeds will be applied to reduce indebtedness, including under Lithia's used vehicle floor plan and revolving credit facilities.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 2.5% to 5.0% at June 30, 2017. The mortgages are payable in various installments through October 2034. As of June 30, 2017, we had fixed interest rates on 76% of our outstanding mortgage debt.

Our other debt includes capital leases and sellers’ notes. The interest rates associated with our other debt ranged from 3.1% to 8.0% at June 30, 2017. This debt, which totaled $10.5 million at June 30, 2017, is due in various installments through December 2050.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 10 of the Condensed Notes to the Consolidated Financial Statements for additional information.

Item 1A. Risk Factors

The risk factors below are modified from those that are included in our 2016 Annual Report on Form 10-K which was filed with the Securities and Exchange Commission on February 28, 2017 to account for our recent note placement and the expansion of our credit facility. The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in that report.

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

Our indebtedness and lease obligations could have important consequences to us, including the following:

•	limitations on our ability to complete acquisitions;

•	impaired ability to obtain additional financing for acquisitions, capital expenditures, working capital or general corporate purposes;

•	reduced funds available for our operations and other purposes, as a larger portion of our cash flow from operations would be dedicated to the payment of principal and interest on our indebtedness; and

•	exposure to the risk of increasing interest rates as certain borrowings are, and will continue to be, at variable rates of interest.

In addition, our loan agreements and the indenture governing our 5.25% notes due in 2025 contain covenants that limit our discretion with respect to business matters, including incurring additional debt, granting additional security interests in our assets, acquisition activity, disposing of assets and other business matters. Other covenants are financial in nature, including current ratio, fixed charge coverage and leverage ratio calculations. A breach of any of these covenants could result in a default under the applicable agreement. In addition, a default under one agreement could result in a default and acceleration of our repayment obligations under the other agreements under the cross-default provisions in such other agreements. For example, a default under our $2.4 billion syndicated credit facility could trigger a default and acceleration of our repayment obligations under the indenture governing our $300 million aggregate principal amount 5.25% Notes due in 2025, and vice versa.

We have granted in favor of certain of our lenders and other secured parties, including those under our $2.4 billion revolving syndicated credit facility, a security interest in a substantial portion of our assets. If we default on our obligations under those agreements, the secured parties may be able to foreclose upon their security interests and otherwise be entitled to obtain or control those assets.

Certain debt agreements contain subjective acceleration clauses based on a lender deeming itself insecure or if a “material adverse change” in our business has occurred. If these clauses are implicated, and the lender declares that an event of default has occurred, the outstanding indebtedness could become immediately due and owing.

If these events were to occur, we may not be able to pay our debts or borrow sufficient funds to refinance them. Even if new financing were available, it may not be on terms acceptable to us. As a result of this risk, we could be forced to take actions that we otherwise would not take, or not take actions that we otherwise might take, in order to comply with these agreements.

In addition, the lenders’ obligations to make loans or other credit accommodations under certain credit agreements is subject to the satisfaction of certain conditions precedent including, for example, that our representations and warranties in the agreement are true and correct in all material respects as of the date of the proposed credit extension. If any of our representations and warranties in those agreements are not true and correct in all material respects as of the date of a proposed credit extension, or if other conditions precedent are not satisfied, we may not be able to request new loans or other credit accommodations under those credit facilities, which could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

As of June 30, 2017, approximately 80% of our total debt was variable rate. The majority of our variable rate debt is indexed to the one-month LIBOR rate. The current interest rate environment is at historically low levels, and interest rates will likely increase in the future. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows.

We may not be able to satisfy our debt obligations upon the occurrence of a change in control or another event of default under our credit agreement or indenture.

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

Upon a change of control as defined in the indenture governing our 5.25% Senior Notes due in 2025, the holders of the notes may require the Company to repurchase all or a portion of the notes at a purchase price of 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase. Generally, if an event of default occurs under the indenture, the trustee or the holders of at least 25% in principal amount of the then outstanding notes may declare all of the notes to be due and payable.

In the event we were unable to satisfy the above obligations, it could have a material adverse impact on our business and our common stock holders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the second quarter of 2017:

	Total number of shares purchased [2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans [1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands) [1]
April	141,000	$82.78	141,000	$175,403
May	22,157	91.15	22,000	173,398
June	22,000	92.41	22,000	171,365
	185,157	$84.93	185,000	$171,365

1 Effective February 29, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. This authorization does not have an expiration date and it replaced the previous authorizations, which limited the number of shares we were authorized to repurchase.
2 Of the shares repurchased in the second quarter of 2017, 157 shares were related to the tax withholdings on vesting RSUs.

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

Date: August 2, 2017	LITHIA MOTORS, INC.

By: /s/ John F. North III
John F. North III
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)