Form 10-Q
period 2017-09-30
LITHIA MOTORS INC
filed 2017-11-07
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	23,958,168
Class B common stock without par value	1,000,000
(Class)	Outstanding at November 7, 2017

LITHIA MOTORS, INC.
FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$38,577	$50,282
Accounts receivable, net of allowance for doubtful accounts of $6,145 and $5,281	446,613	417,714
Inventories, net	1,966,456	1,772,587
Other current assets	59,622	46,611
Total Current Assets	2,511,268	2,287,194

Property and equipment, net of accumulated depreciation of $190,962 and $167,300	1,087,920	1,006,130
Goodwill	257,185	259,399
Franchise value	186,977	184,268
Other non-current assets	328,243	107,159
Total Assets	$4,371,593	$3,844,150

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$114,833	$94,602
Floor plan notes payable: non-trade	1,598,111	1,506,895
Current maturities of long-term debt	17,619	20,965
Trade payables	103,105	88,423
Accrued liabilities	241,094	211,109
Total Current Liabilities	2,074,762	1,921,994

Long-term debt, less current maturities	991,333	769,916
Deferred revenue	98,265	81,929
Deferred income taxes	66,474	59,075
Other long-term liabilities	109,383	100,460
Total Liabilities	3,340,217	2,933,374

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,966 and 23,382	148,880	165,512
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 1,000 and 1,762	124	219
Additional paid-in capital	42,373	41,225
Retained earnings	839,999	703,820
Total Stockholders' Equity	1,031,376	910,776
Total Liabilities and Stockholders' Equity	$4,371,593	$3,844,150

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
New vehicle	$1,553,511	$1,297,511	$4,147,870	$3,602,603
Used vehicle retail	679,180	580,885	1,915,038	1,667,258
Used vehicle wholesale	65,739	75,271	206,754	207,131
Finance and insurance	101,044	87,709	282,672	246,390
Service, body and parts	265,683	217,148	744,262	616,088
Fleet and other	15,185	11,443	86,883	46,697
Total revenues	2,680,342	2,269,967	7,383,479	6,386,167
Cost of sales:
New vehicle	1,465,466	1,221,668	3,909,168	3,387,132
Used vehicle retail	600,522	512,076	1,693,091	1,466,947
Used vehicle wholesale	64,565	74,353	202,351	202,897
Service, body and parts	133,191	112,806	376,096	317,028
Fleet and other	13,577	11,803	82,829	45,684
Total cost of sales	2,277,321	1,932,706	6,263,535	5,419,688
Gross profit	403,021	337,261	1,119,944	966,479
Asset impairments	—	3,498	—	10,494
Selling, general and administrative	282,241	228,134	782,303	662,766
Depreciation and amortization	14,828	12,206	41,598	36,372
Operating income	105,952	93,423	296,043	256,847
Floor plan interest expense	(10,629)	(6,186)	(28,013)	(18,304)
Other interest expense, net	(9,905)	(5,647)	(23,745)	(16,608)
Other income (expense), net	1,125	(1,513)	11,357	(4,534)
Income before income taxes	86,543	80,077	255,642	217,401
Income tax provision	(34,657)	(26,036)	(99,829)	(71,662)
Net income	$51,886	$54,041	$155,813	$145,739

Basic net income per share	$2.07	$2.15	$6.21	$5.72
Shares used in basic per share calculations	25,008	25,194	25,090	25,490

Diluted net income per share	$2.07	$2.14	$6.19	$5.69
Shares used in diluted per share calculations	25,076	25,290	25,158	25,598

Cash dividends declared per Class A and Class B share	$0.27	$0.25	$0.79	$0.70

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$51,886	$54,041	$155,813	$145,739
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $0, $0, $0, and $175, respectively	—	—	—	277
Comprehensive income	$51,886	$54,041	$155,813	$146,016

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$155,813	$145,739
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	—	10,494
Depreciation and amortization	41,598	36,372
Stock-based compensation	8,396	8,665
Gain on disposal of other assets	(382)	(4,299)
Gain on disposal of franchise	—	(1,102)
Deferred income taxes	7,398	9,782
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(13,345)	(5,911)
Inventories	(16,098)	(85,564)
Other assets	15,207	4,688
Increase (net of acquisitions and dispositions):
Floor plan notes payable	12,126	18,122
Trade payables	12,397	6,153
Accrued liabilities	25,907	32,874
Other long-term liabilities and deferred revenue	11,519	18,227
Net cash provided by operating activities	260,536	194,240

Cash flows from investing activities:
Capital expenditures	(72,174)	(81,363)
Proceeds from sales of assets	12,327	1,756
Cash paid for other investments	(7,929)	(22,279)
Cash paid for acquisitions, net of cash acquired	(400,558)	(199,435)
Proceeds from sales of stores	3,417	11,837
Net cash used in investing activities	(464,917)	(289,484)

Cash flows from financing activities:
Borrowings on floor plan notes payable, net: non-trade	34,056	93,817
Borrowings on lines of credit	1,306,000	841,623
Repayments on lines of credit	(1,432,853)	(744,494)
Principal payments on long-term debt and capital leases, scheduled	(13,697)	(12,278)
Principal payments on long-term debt and capital leases, other	(46,471)	(5,903)
Proceeds from issuance of long-term debt	395,905	22,816
Payments of debt issuance costs	(4,517)	—
Proceeds from issuance of common stock	5,577	5,191
Repurchase of common stock	(31,521)	(108,597)
Dividends paid	(19,803)	(17,823)
Net cash provided by financing activities	192,676	74,352
Decrease in cash and cash equivalents	(11,705)	(20,892)
Cash and cash equivalents at beginning of period	50,282	45,008
Cash and cash equivalents at end of period	$38,577	$24,116

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$51,160	$36,641
Cash paid during the period for income taxes, net	89,206	29,478
Floor plan debt paid in connection with store disposals	—	5,284

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$1,748	$—
Non-cash assets transferred in connection with acquisitions	—	2,637
Debt assumed in connection with acquisitions	86,902	19,657
Issuance of Class A common stock in connection with acquisitions	2,137	—

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of September 30, 2017 and for the three and nine-months ended September 30, 2017 and 2016. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2016 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2016 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 28, 2017. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2016 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

Reclassifications
Certain reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented. These reclassifications were related to our adoption of ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting." Specifically, we reclassified the presentation of excess tax benefits on our Consolidated Statements of Cash Flows between financing and operating cash flows and recorded reclassifications between additional paid-in capital and retained earnings. See also Note 13.

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Contracts in transit	$225,564	$233,506
Trade receivables	45,243	45,193
Vehicle receivables	53,166	43,937
Manufacturer receivables	85,307	76,948
Auto loan receivables	75,651	69,859
Other receivables	16,892	3,857
	501,823	473,300
Less: Allowance	(6,145)	(5,281)
Less: Long-term portion of accounts receivable, net	(49,065)	(50,305)
Total accounts receivable, net	$446,613	$417,714

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventories, net, consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
New vehicles	$1,412,668	$1,338,110
Used vehicles	474,948	368,067
Parts and accessories	78,840	66,410
Total inventories	$1,966,456	$1,772,587

Note 4. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2015 ¹	$97,903	$84,384	$30,933	$213,220
Additions through acquisitions[2]	18,154	21,795	7,448	47,397
Reductions through divestitures	(1,218)	—	—	(1,218)
Balance as of December 31, 2016 [1]	114,839	106,179	38,381	259,399
Adjustments to purchase price allocations[2,3]	(817)	(1,006)	(391)	(2,214)
Balance as of September 30, 2017 ¹	$114,022	$105,173	$37,990	$257,185

1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
2 Our purchase price allocation for the acquisition of the Carbone Auto Group was finalized in the third quarter of 2017. As a result, we reclassified $2.2 million of value from goodwill to franchise value.
3 Our purchase price allocation is preliminary for the acquisitions of the Baierl Auto Group and the Downtown LA Auto Group and the associated goodwill has not been allocated to each of our segments. See also Note 12.

The changes in the carrying amounts of franchise value are as follows (in thousands):

Franchise Value
Balance as of December 31, 2015	$157,699
Additions through acquisitions	27,087
Reductions through divestitures	(518)
Balance as of December 31, 2016	184,268
Additions through acquisitions [1]	495
Adjustments to purchase price allocations [2]	2,214
Balance as of September 30, 2017	$186,977

1 Our purchase price allocation is preliminary for the acquisitions of the Baierl Auto Group and the Downtown LA Auto Group and have not been included in the above franchise value additions. See also Note 12.
2Our purchase price allocation for the acquisition of the Carbone Auto Group was finalized in the third quarter of 2017, resulting in a reclassification in the current year of $2.2 million from goodwill to franchise value.

Note 5. Long-term Debt

Long-term debt consisted of the following:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Real estate mortgages	$476,559	$428,367
5.25% Senior Notes due 2025	300,000	—
Used vehicle inventory financing facility and revolving lines of credit	226,654	353,507
Capital leases and other debt	12,699	11,191
Total long-term debt outstanding	1,015,912	793,065
Less: unamortized debt issuance costs	(6,960)	(2,184)
Less: current maturities (net of current debt issuance costs)	(17,619)	(20,965)
Long-term debt	$991,333	$769,916

5.25% Senior Notes Due 2025
On July 24, 2017, we issued $300 million in aggregate principal amount of 5.25% Senior Notes due 2025 ("the Notes") to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Notes from July 24, 2017 and is payable semiannually on February 1 and August 1. The first interest payment is due on February 1, 2018. We may redeem the Notes in whole or in part at any time prior to August 1, 2020 at a price equal to 100% of the principal amount plus a make-whole premium set forth in the Indenture and accrued and unpaid interest. After August 1, 2020, we may redeem some or all of the Notes subject to the redemption prices set forth in the Indenture. If we experience specific kinds of changes of control, as described in the Indenture, we must offer to repurchase the Notes at 101% of their principal amount plus accrued and unpaid interest to the date of purchase.

We paid approximately $5.0 million in underwriting and other fees in connection with this issuance, which will be amortized as interest expense over the term of the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future restricted subsidiaries that is a borrower under, or that guarantees obligations under, our credit facility or other indebtedness. The terms of the Notes, in certain circumstances, may restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock, or merge, consolidate or sell all or substantially all our assets.

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

Note 6. Stockholders’ Equity

Repurchases of Class A Common Stock
Repurchases of our Class A Common Stock occurred under a repurchase authorization granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units ("RSUs"). In February 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. Share repurchases under this authorization were as follows:

	Repurchases Occurring in the Nine Months Ended September 30, 2017		Cumulative Repurchases as of September 30, 2017
	Shares	Average Price	Shares	Average Price
2016 Share Repurchase Authorization	310,000	$91.33	1,023,725	$83.25

As of September 30, 2017, we had $164.8 million available for repurchases pursuant to our 2016 share repurchase authorization.

In addition, during the first nine months of 2017, we repurchased 32,300 shares at an average price of $99.33 per share, for a total of $3.2 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

Note 7. Fair Value Measurements

Fair Value Disclosures for Financial Assets and Liabilities
We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of September 30, 2017, our real estate mortgages and other debt, which includes capital leases, had maturity dates between January 12, 2019 and December 31, 2050.

There were no changes to our valuation techniques during the nine-month period ended September 30, 2017.

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	September 30, 2017	December 31, 2016
Carrying value
5.25% Senior Notes due 2025	$300,000	$—
Real Estate Mortgages and Other Debt	382,562	286,660
	$682,562	$286,660
Fair value
5.25% Senior Notes due 2025	$309,750	$—
Real Estate Mortgages and Other Debt	403,009	293,522
	$712,759	$293,522

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended September 30,	2017		2016
(in thousands, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$49,687	$2,199	$50,262	$3,779
Reallocation of net income as a result of conversion of dilutive stock options	1	(1)	1	(1)
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	285	—	439	—
Conversion of Class B common shares into Class A common shares	1,908	—	3,326	—
Effect of dilutive stock options on net income	5	(5)	13	(13)
Net income applicable to common stockholders - diluted	$51,886	$2,193	$54,041	$3,765

Weighted average common shares outstanding – basic	23,948	1,060	23,432	1,762
Conversion of Class B common shares into Class A common shares	1,060	—	1,762	—
Effect of dilutive stock options on weighted average common shares	68	—	96	—
Weighted average common shares outstanding – diluted	25,076	1,060	25,290	1,762

Net income per common share - basic	$2.07	$2.07	$2.15	$2.15
Net income per common share - diluted	$2.07	$2.07	$2.14	$2.14

Three Months Ended September 30,	2017		2016
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	9	—	—	—

Nine Months Ended September 30,	2017		2016
(in thousands, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$147,876	$7,937	$134,533	$11,206
Reallocation of distributed net income as a result of conversion of dilutive stock options	3	(3)	5	(5)
Reallocation of distributed net income due to conversion of Class B to Class A common shares outstanding	1,006	—	1,365	—
Conversion of Class B common shares into Class A common shares	6,909	—	9,794	—
Effect of dilutive stock options on net income	19	(19)	42	(42)
Net income applicable to common stockholders - diluted	$155,813	$7,915	$145,739	$11,159

Weighted average common shares outstanding – basic	23,812	1,278	23,530	1,960
Conversion of Class B common shares into Class A common shares	1,278	—	1,960	—
Effect of dilutive stock options on weighted average common shares	68	—	108	—
Weighted average common shares outstanding – diluted	25,158	1,278	25,598	1,960

Net income per common share - basic	$6.21	$6.21	$5.72	$5.72
Net income per common share - diluted	$6.19	$6.19	$5.69	$5.69

Nine Months Ended September 30,	2017		2016
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	10	—	—	—

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

The following amounts related to this equity-method investment were recorded in our Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Asset impairments to write investment down to fair value	$—	$3,498	$—	$10,494
Our portion of the partnership’s operating losses	—	2,066	—	6,197
Non-cash interest expense related to the amortization of the discounted fair value of future equity contributions	—	31	—	185
Tax benefits and credits generated	—	7,592	—	20,374

Note 10. Segments

While we have determined that each individual store is a reporting unit, we have aggregated our reporting units into three reportable segments based on their economic similarities: Domestic, Import and Luxury.

Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Chrysler, General Motors and Ford. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Honda, Toyota, Subaru, Nissan and Volkswagen. Our Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by BMW, Mercedes-Benz and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, as well as, automotive finance and insurance products.

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

Certain financial information on a segment basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Domestic	$1,008,310	$893,156	$2,863,018	$2,495,468
Import	1,209,955	983,947	3,276,667	2,777,007
Luxury	463,518	392,537	1,246,484	1,111,215
	2,681,783	2,269,640	7,386,169	6,383,690
Corporate and other	(1,441)	327	(2,690)	2,477
	$2,680,342	$2,269,967	$7,383,479	$6,386,167
Segment income[1]:
Domestic	$31,141	$32,292	$84,440	$84,420
Import	36,954	32,934	91,365	86,878
Luxury	7,515	7,423	22,542	21,736
	75,610	72,649	198,347	193,034
Corporate and other	34,541	26,794	111,281	81,881
Depreciation and amortization	(14,828)	(12,206)	(41,598)	(36,372)
Other interest expense	(9,905)	(5,647)	(23,745)	(16,608)
Other income (expense), net	1,125	(1,513)	11,357	(4,534)
Income before income taxes	$86,543	$80,077	$255,642	$217,401

1Segment income for each of the segments is defined as income before income taxes, depreciation and amortization, other interest expense and other income (expense), net.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Floor plan interest expense:
Domestic	$9,900	$6,303	$26,570	$19,031
Import	8,007	4,613	20,608	13,241
Luxury	4,494	2,720	11,018	8,027
	22,401	13,636	58,196	40,299
Corporate and other	(11,772)	(7,450)	(30,183)	(21,995)
	$10,629	$6,186	$28,013	$18,304

	September 30, 2017	December 31, 2016
Total assets:
Domestic	$1,256,960	$1,225,387
Import	1,067,466	959,355
Luxury	590,515	511,779
Corporate and other	1,456,652	1,147,629
	$4,371,593	$3,844,150

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

Note 12. Acquisitions

In the first nine months of 2017, we completed the following acquisitions:

•	On May 1, 2017, Baierl Auto Group, an eight store platform based in Pennsylvania.

•	On August 7, 2017, Downtown LA ("DTLA") Auto Group, a seven store platform based in California.

Revenue and net income contributed by the 2017 acquisitions subsequent to the date of acquisition were as follows (in thousands):

Revenue	$281,416
Net income	$4,378

In 2016, we completed the following acquisitions:

•	On January 26, 2016, Singh Subaru in Riverside, California.

•	On February 1, 2016, Ira Toyota in Milford, Massachusetts.

•	On June 23, 2016, Helena Auto Center, LLC in Helena, Montana.

•	On August 1, 2016, Kemp Ford in Thousand Oaks, California.

•	On September 12, 2016, Carbone Auto Group, a nine store platform based in New York and Vermont.

•	On September 28, 2016, Greiner Ford Lincoln in Casper, Wyoming.

•	On October 5, 2016, Woodland Hills Audi in Woodland Hills, California.

•	On November 16, 2016, Honolulu Ford in Honolulu, Hawaii.

All acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

The following tables summarize the consideration paid for the 2017 acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration
Cash paid, net of cash acquired	$400,558
Equity securities issued [1]	2,137
Debt issued	1,748
$404,443

1 In partial consideration for the purchase of Baierl Auto Group, we issued 4,489 shares of our Class A common stock on May 1, 2017 and will issue an additional 17,957 shares over the next four years for a total of 22,446 shares. As of May 1, 2017, these shares were deemed outstanding for purposes of calculating basic and diluted EPS and had a market value of $2.1 million, based on the closing price of our Class A common stock on May 1, 2017 of $95.22 per share. See also Note 8.

The purchase price allocations for the Baierl Auto Group and DTLA Auto Group acquisitions are preliminary and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets.

Assets Acquired and Liabilities Assumed
Trade receivables, net	$15,554
Inventories	190,079
Franchise value	—
Property and equipment	57,217
Other assets	249,725
Floor plan notes payable	(75,065)
Debt and capital lease obligations	(11,837)
Other liabilities	(21,230)
$404,443

In the three and nine-month periods ended September 30, 2017, we recorded $3.5 million and $5.7 million, respectively, in acquisition related expenses as a component of selling, general and administrative expense. These expenses include costs related to current year acquisitions, as well as reserve adjustments associated with contingent consideration recorded in association with previous acquisitions. We did not have any material acquisition expenses for the same periods in 2016.

The following unaudited proforma summary presents consolidated information as if all acquisitions in the three and nine-month periods ended September 30, 2017 and 2016 had occurred on January 1, 2016 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$2,773,082	$2,792,994	$8,032,963	$7,941,561
Net income	53,488	59,925	164,938	163,473
Basic net income per share	2.14	2.38	6.57	6.41
Diluted net income per share	2.13	2.37	6.56	6.39

These amounts have been calculated by applying our accounting policies and estimates. The results of the acquired stores have been adjusted to reflect the following: depreciation on a straight-line basis over the expected lives for property and equipment; accounting for inventory on a specific identification method; and recognition of interest expense for real estate financing related to stores where we purchased the facility. No nonrecurring proforma adjustments directly attributable to the acquisitions are included in the reported proforma revenues and earnings.

Note 13. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2014-09, "Revenue from Contracts with Customers," which amends the accounting guidance related to revenues. This amendment will replace most of the existing revenue recognition guidance when it becomes effective. The new standard, as amended in July 2015, is effective for fiscal years beginning after December 15, 2017 and entities are allowed to adopt the standard as early as annual periods beginning after December 15, 2016, and interim periods therein. The standard permits the use of either the retrospective or cumulative effect transition method. We have evaluated the effect this amendment will have on our most significant types of transactions and expect the timing of most of our revenue recognition to generally remain the same. A portion of the transaction price related to sales of finance and insurance contracts will likely be considered variable consideration and subject to accelerated recognition under the new standard. The new standard requires an entity to estimate variable consideration and apply the constraint in determining the transaction price. We are still evaluating how much variable consideration should be constrained and at what point the constraint is resolved, which will also determine the amount of any potential cumulative effect adjustment. As a result, we have not yet quantified the impact to our consolidated financial statements.

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

Note 14. Subsequent Events

Disposal of Stores
On October 16, 2017, we disposed of Spokane Mercedes in Spokane, Washington. The disposal generated cash of approximately $13.2 million.

Common Stock Dividend
On October 23, 2017, our Board of Directors approved a dividend of $0.27 per share on our Class A and Class B common stock related to our third quarter 2017 financial results. The dividend will total approximately $6.7 million and will be paid on November 24, 2017 to shareholders of record on November 10, 2017.

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

Overview
We are one of the largest automotive retailers in the highly fragmented American auto retail industry. As of November 7, 2017, we offered 30 brands of new vehicles and all major brands of used vehicles in 166 stores in the United States and online at over 200 websites. We sell new and used vehicles and replacement parts, provide vehicle maintenance, warranty, paint and repair services, arrange related financing, and sell service contracts, vehicle protection products and credit insurance.

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

Results of Operations
For the three months ended September 30, 2017 and 2016, we reported net income of $51.9 million, or $2.07 per diluted share, and $54.0 million, or $2.14 per diluted share, respectively. For the nine months ended September 30, 2017 and 2016, we reported net income of $155.8 million, or $6.19 per diluted share, and $145.7 million, or $5.69 per diluted share, respectively.

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows (dollars in thousands):

Three Months Ended September 30, 2017	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,553,511	58.0%	$88,045	5.7%	21.8%
Used vehicle retail	679,180	25.3	78,658	11.6	19.5
Used vehicle wholesale	65,739	2.5	1,174	1.8	0.3
Finance and insurance [1]	101,044	3.8	101,044	100.0	25.1
Service, body and parts	265,683	9.9	132,492	49.9	32.9
Fleet and other	15,185	0.5	1,608	10.6	0.4
	$2,680,342	100.0%	$403,021	15.0%	100.0%

Three Months Ended September 30, 2016	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,297,511	57.2%	$75,843	5.8%	22.5%
Used vehicle retail	580,885	25.6	68,809	11.8	20.4
Used vehicle wholesale	75,271	3.3	918	1.2	0.3
Finance and insurance [1]	87,709	3.9	87,709	100.0	26.0
Service, body and parts	217,148	9.6	104,342	48.1	30.9
Fleet and other	11,443	0.4	(360)	(3.1)	(0.1)
	$2,269,967	100.0%	$337,261	14.9%	100.0%

1 Commissions reported net of anticipated cancellations.

Nine Months Ended September 30, 2017	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$4,147,870	56.2%	$238,702	5.8%	21.3%
Used vehicle retail	1,915,038	25.9	221,947	11.6	19.8
Used vehicle wholesale	206,754	2.8	4,403	2.1	0.4
Finance and insurance [1]	282,672	3.8	282,672	100.0	25.2
Service, body and parts	744,262	10.1	368,166	49.5	32.9
Fleet and other	86,883	1.2	4,054	4.7	0.4
	$7,383,479	100.0%	$1,119,944	15.2%	100.0%

Nine Months Ended September 30, 2016	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$3,602,603	56.4%	$215,471	6.0%	22.3%
Used vehicle retail	1,667,258	26.1	200,311	12.0	20.7
Used vehicle wholesale	207,131	3.2	4,234	2.0	0.4
Finance and insurance [1]	246,390	3.9	246,390	100.0	25.5
Service, body and parts	616,088	9.6	299,060	48.5	30.9
Fleet and other	46,697	0.8	1,013	2.2	0.2
	$6,386,167	100.0%	$966,479	15.1%	100.0%

1 Commissions reported net of anticipated cancellations.

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in August 2016 would be included in same store operating data beginning in September 2017, after its first full complete comparable month of operation. The third quarter operating results for the same store comparisons would include results for that store in only the period of September for both comparable periods.

New Vehicle Revenue and Gross Profit

	Three Months Ended September 30,		Increase (Decrease)			% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Revenue	$1,553,511	$1,297,511	$256,000			19.7%
Gross profit	$88,045	$75,843	$12,202			16.1
Gross margin	5.7%	5.8%	(10	)bp	[1]

Retail units sold	45,452	38,417	7,035			18.3
Average selling price per retail unit	$34,179	$33,774	$405			1.2
Average gross profit per retail unit	$1,937	$1,974	$(37)			(1.9)

Same store
Revenue	$1,288,680	$1,280,030	$8,650			0.7
Gross profit	$72,246	$74,903	$(2,657)			(3.5)
Gross margin	5.6%	5.9%	(30	)bp

Retail units sold	37,762	37,870	(108)			(0.3)
Average selling price per retail unit	$34,126	$33,801	$325			1.0
Average gross profit per retail unit	$1,913	$1,978	$(65)			(3.3)

1 A basis point is equal to 1/100th of one percent

	Nine Months Ended September 30,		Increase (Decrease)			% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Revenue	$4,147,870	$3,602,603	$545,267			15.1%
Gross profit	$238,702	$215,471	$23,231			10.8
Gross margin	5.8%	6.0%	(20	)bp	[1]

Retail units sold	121,944	107,225	14,719			13.7
Average selling price per retail unit	$34,015	$33,599	$416			1.2
Average gross profit per retail unit	$1,957	$2,010	$(53)			(2.6)

Same store
Revenue	$3,602,946	$3,582,725	$20,221			0.6
Gross profit	$207,549	$214,415	$(6,866)			(3.2)
Gross margin	5.8%	6.0%	(20	)bp

Retail units sold	105,870	106,599	(729)			(0.7)
Average selling price per retail unit	$34,032	$33,609	$423			1.3
Average gross profit per retail unit	$1,960	$2,011	$(51)			(2.5)

1 A basis point is equal to 1/100th of one percent

New vehicle sales increased 19.7% and 15.1% in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016, primarily driven by an increase in volume related to acquisitions.

Same store new vehicle unit sales decreased 0.3% and 0.7%, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. These volume decreases were offset by a 1.0% and 1.3% increase, respectively, in average price per unit for the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. On a same store basis, our stores performed better than national new vehicle sales levels, which decreased 1.2% and 1.9% , respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016.

Same store unit sales increased (decreased) as follows:

	Three months ended September 30, 2017 compared to the same period of 2016	National growth in the three months ended September 30, 2017 compared to the same period of 2016 ¹	Nine months ended September 30, 2017 compared to the same period of 2016	National growth in the nine months ended September 30, 2017 compared to the same period of 2016 ¹
Domestic brand same store unit sales change	(5.8)%	(2.9)%	(3.1)%	(3.6)%
Import brand same store unit sales change	4.5	0.6	2.7	(0.6)
Luxury brand same store unit sales change	(7.8)	(2.7)	(9.7)	0.3
Overall	(0.3)	(1.2)	(0.7)	(1.9)

1 National auto unit sales and seasonally adjusted annual rate ("SAAR") data obtained from Stephens Auto Unit Sales and SAAR report as of September 2017.

National new vehicle sales market growth continues to moderate for all brands. Our domestic brand unit volume change outperformed the national average for the nine-month period ended September 30, 2017 compared to the same period of 2016 despite a decline in the third quarter of 2017 that exceeded the national domestic brand decline for the same period. Our performance, compared to the national trend for domestic brands, was mainly driven by Chrysler, which had same store unit sales decreases of 9.0% and 3.4%, respectively, offset by Ford, which had a same store unit sales increases of 6.5% and 1.5%, respectively, for the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. This performance compares to national market decreases of 10.3% and 8.0%, respectively, for Chrysler and 0.9% and 2.9%, respectively, for Ford for the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016.

Our import brand unit volume outperformed the national average for the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. Our Toyota stores, which comprised 21.2% of our total new vehicle unit sales in the third quarter of 2017, grew 11.3% and 4.0% for the three and nine-month periods ended September 30, 2017 compared to the same periods in 2016. This compares to national market increases of 8.3% and 0.5%, respectively, for the three and nine-months ended September 30, 2017 compared to the same periods of 2016. Our Honda stores, which comprised 20.4% of our total new vehicle unit sales in the third quarter of 2017, had same store unit increases of 2.1% and 1.1%, respectively, for the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. The national average unit volume increases were 0.8% and 0.3%, respectively, for Honda in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016.

The period-over-period volume decreases for our luxury brand unit volume exceeded the national average in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. The decreases were primarily associated with our BMW and Mercedes stores, which comprised 3.3% and 1.2%, respectively, of our total new vehicle unit sales in the third quarter of 2017. Our BMW stores had same store unit sales decreases of 24.6% and 18.6%, respectively, for the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. This compares to national average decreases for BMW of 7.5% and 5.2% for the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. Our Mercedes stores had same store unit sales decreases of 7.1% and 12.1%, respectively, for the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. This compares to national average decreases for Mercedes of 7.1% and 3.0% for the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. Our luxury brands were down more than the national average due to decreases in our local markets. We are concentrated in areas such as Seattle and New Jersey, where new vehicle registrations were down. Additionally, our BMW stores lost market share.

We seek to grow our new vehicle sales organically by gaining share in the markets we serve. To increase awareness and customer traffic, we use a combination of traditional, digital and social media advertisements to reach customers. We have established a company-wide target of achieving 25% higher sales than the national OEM average. As of September 30, 2017, our sales were 9% higher than the national OEM average.

New vehicle gross profit increased 16.1% and 10.8%, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. On a same store basis, new vehicle gross profit decreased 3.5% and 3.2% in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. The same store average gross profit per unit for new vehicles decreased $65 and $51 in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016.

Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in and parts and service work.

Used Vehicle Retail Revenue and Gross Profit

	Three Months Ended September 30,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Retail revenue	$679,180	$580,885	$98,295		16.9%
Retail gross profit	$78,658	$68,809	$9,849		14.3
Retail gross margin	11.6%	11.8%	(20	)bp

Retail units sold	34,717	29,636	5,081		17.1
Average selling price per retail unit	$19,563	$19,601	$(38)		(0.2)
Average gross profit per retail unit	$2,266	$2,322	$(56)		(2.4)

Same store
Retail revenue	$593,285	$572,862	$20,423		3.6
Retail gross profit	$71,248	$68,215	$3,033		4.4
Retail gross margin	12.0%	11.9%	10	bp

Retail units sold	30,115	29,171	944		3.2
Average selling price per retail unit	$19,701	$19,638	$63		0.3
Average gross profit per retail unit	$2,366	$2,338	$28		1.2

	Nine Months Ended September 30,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Retail revenue	$1,915,038	$1,667,258	$247,780		14.9%
Retail gross profit	$221,947	$200,311	$21,636		10.8
Retail gross margin	11.6%	12.0%	(40	)bp

Retail units sold	97,671	84,783	12,888		15.2
Average selling price per retail unit	$19,607	$19,665	$(58)		(0.3)
Average gross profit per retail unit	$2,272	$2,363	$(91)		(3.9)

Same store
Retail revenue	$1,730,495	$1,656,119	$74,376		4.5
Retail gross profit	$205,438	$199,432	$6,006		3.0
Retail gross margin	11.9%	12.0%	(10	)bp

Retail units sold	87,553	84,148	3,405		4.0
Average selling price per retail unit	$19,765	$19,681	$84		0.4
Average gross profit per retail unit	$2,346	$2,370	$(24)		(1.0)

Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned ("CPO") vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 85 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles over ten years old.

Same store sales of used vehicles increased (decreased) as follows:

	Three months ended September 30, 2017 compared to the same period of 2016	Nine months ended September 30, 2017 compared to the same period of 2016
Certified pre-owned vehicles	(5.3)%	(1.2)%
Core vehicles	7.6	6.4
Value autos	9.3	10.8
Overall	3.6	4.5

The increases in same store used vehicle sales were primarily driven by increased unit sales in our core and value auto categories. For value autos, average selling prices increased 4.8% and 5.7%, respectively, for the three and nine-months ended September 30, 2017 compared to the same periods of 2016. For core autos, average selling prices increased 1.1% and 0.2%, respectively, for the three and nine-months ended September 30, 2017 compared to the same periods of 2016. These increases offset the decreases in growth of our CPO vehicles, which had difficult comparisons as this category had double digit growth in 2016. On an annualized average, as of September 30, 2017 and 2016, each of our stores sold 67 and 65 retail used vehicle units, respectively, per month.

Used retail vehicle gross profit increased 14.3% and 10.8%, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. On a same store basis, gross profit increased 4.4% and 3.0%, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016, primarily driven by volume growth, partially offset in the nine-month period by a decrease in the average gross profit per unit sold. The same store gross profit per unit increased $28 and decreased $24, respectively, for the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016.

Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s) and increase sales from finance and insurance and parts and service.

Used Vehicle Wholesale Revenue and Gross Profit

	Three Months Ended September 30,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Wholesale revenue	$65,739	$75,271	$(9,532)		(12.7)%
Wholesale gross profit	$1,174	$918	$256		27.9
Wholesale gross margin	1.8%	1.2%	60	bp

Wholesale units sold	11,122	10,853	269		2.5
Average selling price per wholesale unit	$5,911	$6,936	$(1,025)		(14.8)
Average gross profit per retail unit	$106	$85	$21		24.7

	Nine Months Ended September 30,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Wholesale revenue	$206,754	$207,131	$(377)		(0.2)%
Wholesale gross profit	$4,403	$4,234	$169		4.0
Wholesale gross margin	2.1%	2.0%	10	bp

Wholesale units sold	32,868	30,140	2,728		9.1
Average selling price per wholesale unit	$6,290	$6,872	$(582)		(8.5)
Average gross profit per retail unit	$134	$140	$(6)		(4.3)

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to age or other factors. Wholesale vehicles are typically sold at or near cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Revenue	$101,044	$87,709	$13,335	15.2%
Average finance and insurance per retail unit	$1,260	$1,289	$(29)	(2.2)%

Same store
Revenue	$87,371	$86,951	$420	0.5%
Average finance and insurance per retail unit	$1,287	$1,297	$(10)	(0.8)%

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Revenue	$282,672	$246,390	$36,282	14.7%
Average finance and insurance per retail unit	$1,287	$1,283	$4	0.3%

Same store
Revenue	$257,155	$245,397	$11,758	4.8%
Average finance and insurance per retail unit	$1,329	$1,287	$42	3.3%

We believe that arranging timely vehicle financing is an important part of our ability to sell vehicles and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection.

Same store finance and insurance revenues were flat for the three-month period ended September 30, 2017 and increased 4.8% for the nine-month period ended September 30, 2017 as compared to the same periods of 2016. The slowing in the third quarter of 2017 was primarily due to a decline in penetration rates and a decrease in the average finance and insurance amount per retail unit. On a same store basis, our finance and insurance revenues per retail unit decreased $10 and increased $42, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016, mainly due to increases in unit volume offset by flat or slightly declining penetration rates.

Trends in penetration rates for total new and used retail vehicles sold are detailed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Finance and insurance	75%	76%	76%	77%
Service contracts	45	44	45	44
Lifetime lube, oil and filter contracts	26	27	26	27

We seek to increase our penetration of vehicle financing on the number of vehicles that we sell and to offer a comprehensive suite of products. We target an average F&I per retail unit of $1,450. We believe improved performance from sales training and revised compensation plans will be critical factors in achieving this target.

Service, Body and Parts Revenue and Gross Profit

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Reported
Customer pay	$143,842	$118,915	$24,927	21.0%
Warranty	63,350	53,203	10,147	19.1
Wholesale parts	39,463	30,543	8,920	29.2
Body shop	19,028	14,487	4,541	31.3
Total service, body and parts	$265,683	$217,148	$48,535	22.4%

Service, body and parts gross profit	$132,492	$104,342	$28,150	27.0%
Service, body and parts gross margin	49.9%	48.1%	180 bp

Same store
Customer pay	$123,001	$117,904	$5,097	4.3%
Warranty	52,836	52,801	35	0.1
Wholesale parts	30,836	29,844	992	3.3
Body shop	14,683	13,842	841	6.1
Total service, body and parts	$221,356	$214,391	$6,965	3.2%

Service, body and parts gross profit	$109,591	$103,025	$6,566	6.4%
Service, body and parts gross margin	49.5%	48.1%	140 bp

	Nine Months Ended September 30,		Increase		% Increase
(Dollars in thousands)	2017	2016
Reported
Customer pay	$402,313	$339,640	$62,673		18.5%
Warranty	174,552	145,747	28,805		19.8
Wholesale parts	111,796	88,710	23,086		26.0
Body shop	55,601	41,991	13,610		32.4
Total service, body and parts	$744,262	$616,088	$128,174		20.8%

Service, body and parts gross profit	$368,166	$299,060	$69,106		23.1%
Service, body and parts gross margin	49.5%	48.5%	100	bp

Same store
Customer pay	$358,724	$338,078	$20,646		6.1%
Warranty	152,738	145,140	7,598		5.2
Wholesale parts	92,124	87,958	4,166		4.7
Body shop	44,723	40,966	3,757		9.2
Total service, body and parts	$648,309	$612,142	$36,167		5.9%

Service, body and parts gross profit	$320,345	$297,185	$23,160		7.8%
Service, body and parts gross margin	49.4%	48.5%	90	bp

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

Our service, body and parts sales grew in all areas in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. There are more late-model units in operation as new vehicle sales volumes have been increasing since 2010. We believe this increase in units in operation will continue to benefit our service, body and parts sales in the coming years as more late-model vehicles age and require repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. We increased our same store customer pay business 4.3% and 6.1%, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016.

Same store warranty sales increased 0.1% and 5.2%, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. Warranty sales growth slowed in the third quarter of 2017, as compared to the growth experience in the nine-month period ended September 30, 2017. This is due to slowing warranty work related to recalls, particularly Honda and Toyota, which had decreases in warranty sales of 39.2% and 14.9%, respectively, in the three month period ended September 30, 2017 and decreases of 14.9% and 11.3%, respectively, in the nine-month period ended September 30, 2017 as compared to the same periods of 2016. Our domestic and luxury stores offset this trend, resulting in the slight increase for the quarter.

The increases in same-store warranty work by segment were as follows:

	Three months ended September 30, 2017 compared to the same period of 2016	Nine months ended September 30, 2017 compared to the same period of 2016
Domestic	10.0%	6.5%
Import	(11.5)	(0.3)
Luxury	9.8	13.8

Same store wholesale parts increased 3.3% and 4.7% in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. We target independent repair shops, competing new vehicle dealers and wholesale accounts to expand parts sales to other repair shops.

Same store body shop increased 6.1% and 9.2%, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. Our stores have increased production through calculated adjustments to optimize personnel and equipment.

Same store service, body and parts gross profit increased 6.4% and 7.8%, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016, which is in line with our revenue growth. Our gross margins increased as our mix shifted toward customer pay, which has a higher margin than other service.

Segments
Certain financial information by segment is as follows:

	Three Months Ended September 30,		Increase (Decrease)	% Increase
(Dollars in thousands)	2017	2016
Revenues:
Domestic	$1,008,310	$893,156	$115,154	12.9%
Import	1,209,955	983,947	226,008	23.0
Luxury	463,518	392,537	70,981	18.1
	2,681,783	2,269,640	412,143	18.2
Corporate and other	(1,441)	327	(1,768)	NM
	$2,680,342	$2,269,967	$410,375	18.1%
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)	% Increase
(Dollars in thousands)	2017	2016
Revenues:
Domestic	$2,863,018	$2,495,468	$367,550	14.7%
Import	3,276,667	2,777,007	499,660	18.0
Luxury	1,246,484	1,111,215	135,269	12.2
	7,386,169	6,383,690	1,002,479	15.7
Corporate and other	(2,690)	2,477	(5,167)	NM
	$7,383,479	$6,386,167	$997,312	15.6%
NM - not meaningful

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Segment income[1]:
Domestic	$31,141	$32,292	$(1,151)	(3.6)%
Import	36,954	32,934	4,020	12.2
Luxury	7,515	7,423	92	1.2
	75,610	72,649	2,961	4.1
Corporate and other	34,541	26,794	7,747	28.9
Depreciation and amortization	(14,828)	(12,206)	2,622	21.5
Other interest expense	(9,905)	(5,647)	4,258	75.4
Other income (expense), net	1,125	(1,513)	2,638	NM
Income before income taxes	$86,543	$80,077	$6,466	8.1%

NM – not meaningful

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Segment income[1]:
Domestic	$84,440	$84,420	$20	—%
Import	91,365	86,878	4,487	5.2
Luxury	22,542	21,736	806	3.7
	198,347	193,034	5,313	2.8
Corporate and other	111,281	81,881	29,400	35.9
Depreciation and amortization	(41,598)	(36,372)	5,226	14.4
Other interest expense	(23,745)	(16,608)	7,137	43.0
Other income (expense), net	11,357	(4,534)	15,891	NM
Income before income taxes	$255,642	$217,401	$38,241	17.6%
 NM – Not meaningful

1Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.

	Three Months Ended September 30,		Increase	% Increase
	2017	2016
Retail new vehicle unit sales:
Domestic	13,911	12,735	1,176	9.2%
Import	26,621	21,467	5,154	24.0
Luxury	5,029	4,287	742	17.3
	45,561	38,489	7,072	18.4
Allocated to management	(109)	(72)	37	NM
	45,452	38,417	7,035	18.3%
NM – Not meaningful

	Nine Months Ended September 30,		Increase	% Increase
	2017	2016
Retail new vehicle unit sales:
Domestic	39,407	35,176	4,231	12.0%
Import	69,643	59,581	10,062	16.9
Luxury	13,168	12,667	501	4.0
	122,218	107,424	14,794	13.8
Allocated to management	(274)	(199)	75	NM
	121,944	107,225	14,719	13.7%

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Revenue	$1,008,310	$893,156	$115,154	12.9%
Segment income	$31,141	$32,292	$(1,151)	(3.6)
Retail new vehicle unit sales	13,911	12,735	1,176	9.2

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Revenue	$2,863,018	$2,495,468	$367,550	14.7%
Segment income	$84,440	$84,420	$20	—
Retail new vehicle unit sales	39,407	35,176	4,231	12.0

Our Domestic segment revenue increased 12.9% and 14.7%, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. Since September 2016, we acquired five additional domestic brand stores, which contributed to increases in new vehicle, used vehicle retail, finance and insurance and service body and parts sales.

Our Domestic segment income decreased 3.6% and was unchanged, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. In the three-months ended September 30, 2017, the decrease in segment income was due to gross profits growth of 14.4%, in line with revenues, offset by growth in SG&A of 17.7% due to expense growth exceeding the rate of gross profit growth in all categories. Our Domestic segment experienced higher SG&A expenses in all areas. Additionally, floor plan interest expense increased 57.1%, comprised of approximately 26% related to increased volume due to acquisitions, 9% related to increased volume at existing stores and 22% related to rising interest rates. For the nine months ended September 30, 2017, segment income was flat despite growth in both revenue and gross profit. Growth in SG&A expenses of 18.6% and floor plan interest expense of 39.6% were the main drivers, offsetting all revenue growth resulting in flat segment income over the same period of 2016.

Import
A summary of financial information for our Import segment follows:

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Revenue	$1,209,955	$983,947	$226,008	23.0%
Segment income	$36,954	$32,934	$4,020	12.2
Retail new vehicle unit sales	26,621	21,467	5,154	24.0

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Revenue	$3,276,667	$2,777,007	$499,660	18.0%
Segment income	$91,365	$86,878	$4,487	5.2
Retail new vehicle unit sales	69,643	59,581	10,062	16.9

Our Import segment revenue increased 23.0% and 18.0%, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016 due to increases in all major business lines. Since September 2016, we added eight import brand stores.

Segment income for our Import segment increased 12.2% and 5.2%, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. In the three months ended September 30, 2017, the 12.2% growth in segment income was due to gross profits growth of 22.3%, in line with revenues, offset by SG&A expense growth of 23.2% mainly related to rising facility cost. Floor plan interest expense increased 73.6% and was a significant contributor to the slower growth in segment income. Acquisitions, resulting in increased volumes, comprised 27.5% of this increase, increased inventory levels at existing stores increased floor plan interest expense 14.2% and rising interest rates increased the expense 31.9%. For the nine months ended September 30, 2017, segment income grew 5.2% and lagged our revenue growth. Gross profit growth was 16.3% and lagged behind revenue growth for the period. Additionally, growth in SG&A expenses was 17.7%, slightly higher than the growth in gross profit, and floor plan interest expense increased 55.6% due to increased inventory levels and rising interest rates. The net effect of these factors was slower segment income growth compared to revenue growth.

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Revenue	$463,518	$392,537	$70,981	18.1%
Segment income	$7,515	$7,423	$92	1.2
Retail new vehicle unit sales	5,029	4,287	742	17.3

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Revenue	$1,246,484	$1,111,215	$135,269	12.2%
Segment income	$22,542	$21,736	$806	3.7
Retail new vehicle unit sales	13,168	12,667	501	4.0

Our Luxury segment revenue increased 18.1% and 12.2%, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016 due to increases in used vehicle retail, finance and insurance and service body and parts sales. In the past twelve months, we added five luxury brand stores.

Our Luxury segment income increased 1.2% and 3.7%, respectively, for the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. In the three months ended September 30, 2017, the 1.2% growth in segment income was due to gross profit growth of 21.9%, offset by an SG&A expense increase of 22.7%, mainly related to advertising expense. Floor plan interest expense increase of 65.2%, which was comprised of 33.1% related to increased volume from acquisitions, 7.8% related to increased volume at existing stores and 24.3% related to rising interest rates. These factors resulted in slower Luxury segment income growth compared to revenue growth. For the nine months ended September 30, 2017, segment income grew 3.7% and lagged our revenue growth for that period. Gross profit growth was 13.5%, slightly better than revenue growth for the period. This was offset by growth in SG&A expense of 13.7% and floor plan interest expense growth of 37.3% due to rising interest rates and increasing inventories. These factors resulted in slower segment income growth than revenue growth.

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shop, offset by certain unallocated reserve and elimination adjustments related to vehicle sales.

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Revenue, net	$(1,441)	$327	$(1,768)	(540.7)%
Segment income	$34,541	$26,794	$7,747	28.9

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Revenue, net	$(2,690)	$2,477	$(5,167)	(208.6)%
Segment income	$111,281	$81,881	$29,400	35.9

The decreases in Corporate and other revenue in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016 were primarily related to changes to certain reserves that are not specifically identified with our domestic, import or luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores. Corporate and other revenues were impacted in 2017 from an increase in internal corporate vehicle purchases and leases with our stores resulting in negative revenues for the three and nine month-periods ended September 30, 2017.

Segment income attributable to Corporate and other includes amounts associated with the operating income from our stand-alone body shop, and certain internal corporate expense allocations that reduce reportable segment income but increase Corporate and other income. These internal corporate expense allocations are used to increase comparability of our dealerships and reflect the capital burden a stand-alone dealership would experience. Examples of these internal allocations include internal rent expense, internal floor plan financing charges, and internal fees charged to offset employees within our corporate headquarters who perform certain dealership functions.

Corporate and other segment income increased $7.7 million and $29.4 million, respectively, for the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. These increases were due to the addition of 18 stores in the past twelve months, reduced by certain unusual expenses. The three and nine-month periods ended September 30, 2017 included acquisition expenses of $3.5 million and $5.7 million, respectively, and an insurance reserve charge of $1.7 million and $5.6 million, respectively, related storm damages. The 2016 results included impairment charges of $3.5 million and $10.5 million, respectively, for the three and nine-month periods ended September 30, 2016 related to an equity investment.

Asset Impairments
Asset impairments consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	2017	2016
Equity-method investment	$—	$3,498	$—	$10,494

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

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Personnel	$182,443	$151,801	$30,642	20.2%
Advertising	24,572	20,110	4,462	22.2
Rent	8,768	6,694	2,074	31.0
Facility costs	14,992	12,488	2,504	20.1
Other	51,466	37,041	14,425	38.9
Total SG&A	$282,241	$228,134	$54,107	23.7%

	Three Months Ended September 30,		Increase
As a % of gross profit	2017	2016
Personnel	45.3%	45.0%	30	bp
Advertising	6.1	6.0	10
Rent	2.2	2.0	20
Facility costs	3.7	3.7	—
Other	12.7	10.9	180
Total SG&A	70.0%	67.6%	240	bp

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Personnel	$513,439	$445,053	$68,386	15.4%
Advertising	67,516	59,229	8,287	14.0
Rent	23,216	20,040	3,176	15.8
Facility costs	44,371	30,920	13,451	43.5
Other	133,761	107,524	26,237	24.4
Total SG&A	$782,303	$662,766	$119,537	18.0%

	Nine Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2017	2016
Personnel	45.8%	46.0%	(20	)bp
Advertising	6.0%	6.1%	(10)
Rent	2.1%	2.1%	—
Facility costs	4.0%	3.2%	80
Other	12.0%	11.2%	80
Total SG&A	69.9%	68.6%	130	bp

SG&A expense increased 23.7% and 18.0%, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. Overall, increases in SG&A expense were due primarily to growth through acquisitions. In the three-month period ended September 30, 2017 compared to the same period in 2016, increases related to rent expenses and other expenses outpaced the overall increase. Increased rent expense in the three-month period ended September 30, 2017 was a result of our recent acquisitions in the current quarter with leased properties. Other expenses in the three-month period ended September 30, 2017 include acquisition expenses of $3.5 million, storm insurance reserve charges of $1.7 million and other reserve adjustments related to our auto loan receivables and medical insurance. For the nine-month period ended September 30, 2017, facility cost and other expenses increased more significantly than other components of SG&A. The increase in facility costs was mainly due to lower costs as a result of a $3.4 million gain for property-related insurance proceeds and a $1.1 million gain on the sale of stores in the first quarter 2016. For the nine-month period ended September 30, 2017, other expenses included $5.7 million of acquisition expenses, a $5.6 million increase in storm insurance reserve related charges and increases to other reserves related to our auto loan receivables.

SG&A expense adjusted for non-core charges was as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Personnel	$182,443	$151,803	$30,640	20.2%
Advertising	24,572	20,110	4,462	22.2
Rent	8,768	6,694	2,074	31.0
Adjusted facility costs	14,992	12,489	2,503	20.0
Adjusted other	46,246	37,038	9,208	24.9
Adjusted total SG&A	$277,021	$228,134	$48,887	21.4%

	Three Months Ended September 30,		Increase
As a % of gross profit	2017	2016
Personnel	45.3%	45.0%	30	bp
Advertising	6.1%	6.0%	10
Rent	2.2%	2.0%	20
Adjusted facility costs	3.7%	3.7%	—
Adjusted other	11.4%	10.9%	50
Adjusted total SG&A	68.7%	67.6%	110	bp

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Personnel	$513,439	$445,055	$68,384	15.4%
Advertising	67,516	59,229	8,287	14.0%
Rent	23,216	20,040	3,176	15.8%
Adjusted facility costs	44,371	32,007	12,364	38.6%
Adjusted other	122,526	105,616	16,910	16.0%
Adjusted total SG&A	$771,068	$661,947	$109,121	16.5%

	Nine Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2017	2016
Personnel	45.8%	46.0%	(20	)bp
Advertising	6.0%	6.1%	(10)
Rent	2.1%	2.1%	—
Adjusted facility costs	4.0%	3.3%	70
Adjusted other	10.9%	11.0%	(10)
Adjusted total SG&A	68.8%	68.5%	30	bp

Adjusted SG&A for the three months ended September 30, 2017 excludes acquisition expenses of $3.5 million and a storm insurance reserve related charge of $1.7 million. For the three months ended September 30, 2016 there were no adjustments to SG&A. Adjusted SG&A for the nine month period ended September 30, 2017 excludes $5.7 million of acquisition expense and $5.6 million of storm insurance related charges. In the nine month period ended September 30, 2016 adjusted SG&A excludes a $1.1 million gain for the disposal of stores, offset by a $1.9 million legal reserve adjustment. See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Depreciation and amortization	$14,828	$12,206	$2,622	21.5%

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Depreciation and amortization	$41,598	$36,372	$5,226	14.4%

The increases in depreciation and amortization in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016 were primarily due to capital expenditures and acquisitions that occurred since September 30, 2016. Our largest capital investments were related to expanding and improving facilities subsequent to the acquisition of stores, as well as investments in improvements at our existing facilities. These investments increase the amount of depreciable assets and amortizable expenses. In the full year of 2016 and the first nine months of 2017, we had capital expenditures of $100.8 million and $72.2 million, respectively.

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating margin	4.0%	4.1%	4.0%	4.0%
Operating margin adjusted for non-core charges [1]	4.1%	4.3%	4.2%	4.2%

1 See “Non-GAAP Reconciliations” for more details.

Operating margin declined slightly in the three months ended September 30, 2017 compared to the same period in 2016 and was consistent with prior year for the nine months ended September 30, 2017. Adjusting for non-core charges, as detailed below in Non-GAAP Reconciliations, adjusted operating margin declined slightly in the three months ended September 30, 2017 compared to the same period in 2016 and was consistent with the prior year for the nine months ended September 30, 2017. Our recent acquisitions of the Baierl Auto Group and DTLA Auto Group impacted our operating margin as we continue to integrate these stores into our cost structure. We continue to focus on cost control, which allows us to leverage our cost structure in an environment of improving sales.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2017	2016	% Change	2017	2016	% Change
Floor plan interest expense (new vehicles)	10,629	6,186	71.8%	28,013	18,304	53.0%

Floor plan interest expense increased $4.4 million and $9.7 million, respectively, in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016. The 72% increase in floor plan interest expense for the three-month period ended September 30, 2017 compared to the same period in 2016 was due to a 31% increase in inventory levels related to acquisitions, a 22% increase in existing store inventory levels, and a 19% increase related to increasing LIBOR rates as compared to the same period of 2016. The 53% increase in floor plan interest expense for the nine-month period ended September 30, 2017 compared to the same period in 2016 was due to a 21% increase related to acquisitions, an 17% due to increasing inventory levels at existing stores and a 15% increase due to increasing LIBOR rates.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended September 30,			%
(Dollars in thousands)	2017	2016	Change	Change
Floor plan interest expense (new vehicles)	$10,629	$6,186	$4,443	71.8%
Floor plan assistance (included as an offset to cost of sales)	(15,130)	(12,044)	(3,086)	25.6
Net new vehicle carrying costs	$(4,501)	$(5,858)	$1,357	(23.2)%

	Nine Months Ended September 30,			%
(Dollars in thousands)	2017	2016	Change	Change
Floor plan interest expense (new vehicles)	$28,013	$18,304	$9,709	53.0%
Floor plan assistance (included as an offset to cost of sales)	(40,186)	(33,614)	(6,572)	19.6
Net new vehicle carrying costs	$(12,173)	$(15,310)	$3,137	(20.5)%

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Mortgage interest	$4,964	$3,787	$1,177	31.1
Other interest	5,092	1,939	3,153	162.6
Capitalized interest	(151)	(79)	72	91.1
Total other interest expense	$9,905	$5,647	4,258	75.4%

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Mortgage interest	$14,049	$11,034	$3,015	27.3%
Other interest	10,040	5,889	4,151	70.5
Capitalized interest	(344)	(315)	29	9.2
Total other interest expense	$23,745	$16,608	7,137	43.0%

The increases of $4.3 million and $7.1 million, respectively, in other interest expense in the three and nine-month periods ended September 30, 2017 compared to the same periods of 2016 were primarily due to higher volumes of borrowing on our credit facility and higher mortgage interest due to additional mortgage financings and increased interest rates. In July 2017, we issued $300 million in 5.25% Senior Notes, which contributed $3.0 million of additional interest expense in the third quarter of 2017.

Other Income (Expense), Net

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Other Income (Expense), net	$1,125	$(1,513)	$2,638	NM

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Other Income (Expense), net	$11,357	$(4,534)	$15,891	NM

Other income (expense), net in the nine-month period ended September 30, 2017 included a $9.1 million gain related to legal settlements with OEMs recorded in the first quarter of 2017. Other income (expense), net in 2016 included the gains and losses related to equity-method investments, which we exited in December 2016.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Effective income tax rate	40.0%	32.5%	39.1%	33.0%
Effective income tax rate excluding tax credits generated through our equity-method investment and other non-core items [1]	40.3%	39.3%	39.1%	39.3%

1 See “Non-GAAP Reconciliations” for more details.

Our 2016 tax rate was positively affected by new markets tax credits that were generated through our equity-method investment with U.S. Bancorp Community Development Corporation. Our effective tax rates for the three and nine-month periods ended September 30, 2017 were negatively impacted by an increasing presence in states with higher income tax rates. Our effective tax rate for the nine-month period ended September 30, 2017 was favorably impacted by excess tax benefits related to our stock-based compensation as a result of the adoption of new guidance that was applied prospectively beginning in 2017. See Note 13 of the Condensed Notes to the Consolidated Financial Statements for additional information.

Excluding the tax credits generated by our equity-method investment and adjusting for other non-core items, our effective tax rate was slightly impacted by the recognition of excess tax benefits related to our stock-based compensation offset by our increasing presence in states with higher state income tax rates.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations:

	Three Months Ended September 30, 2017
(Dollars in Thousands, Except per Share Amounts)	As reported	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$282,241	$(1,704)	$(3,516)	$277,021
Operating income	105,952	1,704	3,516	111,172

Income before income taxes	$86,543	$1,704	$3,516	$91,763
Income tax provision	(34,657)	(943)	(1,380)	(36,980)
Net income	$51,886	$761	$2,136	$54,783

Diluted net income per share	$2.07	$0.03	$0.08	$2.18
Diluted share count	25,076

	Three Months Ended September 30, 2016
(Dollars in thousands, except per share amounts)	As reported	Equity-method investment	Adjusted
Asset impairment	$3,498	$(3,498)	$—
Operating income	93,423	3,498	96,921
Other income (expense)	(1,513)	2,066	553

Income before income taxes	$80,077	$5,564	$85,641
Income tax provision	(26,036)	(7,592)	(33,628)
Net income (loss)	$54,041	$(2,028)	$52,013

Diluted net income (loss) per share	$2.14	$(0.08)	$2.06
Diluted share count	25,290

	Nine Months Ended September 30, 2017
(Dollars in thousands, except per share amounts)	As reported	Insurance reserves	Acquisition expenses	OEM settlement	Adjusted
Selling, general and administrative	$782,303	$(5,582)	$(5,653)	$—	$771,068
Operating income	296,043	5,582	5,653	—	307,278
Other (expense) income, net	11,357	—	—	(9,111)	2,246

Income (loss) before income taxes	$255,642	$5,582	$5,653	$(9,111)	$257,766
Income tax (provision) benefit	(99,829)	(2,174)	(2,201)	3,423	(100,781)
Net income (loss)	$155,813	$3,408	$3,452	$(5,688)	$156,985

Diluted net income (loss) per share	$6.19	$0.14	$0.14	$(0.23)	$6.24
Diluted share count	25,158

	Nine Months Ended September 30, 2016
(Dollars in thousands, except per share amounts)	As reported	Disposal gain on sale of stores	Equity-method investment	Legal reserve adjustment	Adjusted
Asset impairment	$10,494	$—	$(10,494)	$—	$—
Selling, general and administrative	662,766	1,087	—	(1,906)	661,947
Operating Income (expense)	256,847	(1,087)	10,494	1,906	268,160
Other (expense) income, net	(4,534)	—	6,197	—	1,663

Income (loss) before income taxes	$217,401	$(1,087)	$16,691	$1,906	$234,911
Income tax (provision) benefit	(71,662)	426	(20,374)	(747)	(92,357)
Net income (loss)	$145,739	$(661)	$(3,683)	$1,159	$142,554

Diluted net income (loss) per share	$5.69	$(0.03)	$(0.14)	$0.05	$5.57
Diluted share count	25,598

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

Available Sources
Below is a summary of our immediately available funds:

	As of September 30,		Increase	% Increase
(Dollars in thousands)	2017	2016
Cash and cash equivalents	$38,577	$24,116	$14,461	60.0%
Available credit on the credit facilities	268,831	122,138	146,693	120.1
Total current available funds	307,408	146,254	161,154	110.2
Estimated funds from unfinanced real estate	211,379	193,247	18,132	9.4
Total estimated available funds	$518,787	$339,501	$179,286	52.8%

Cash flows generated by operating activities and borrowings under our credit facility and other types of debt are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of September 30, 2017, our unencumbered owned operating real estate had a book value of $282 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $211 million at September 30, 2017; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

In July 2017, we issued $300 million in aggregate principal amount of 5.25% senior notes due 2025 in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. We used the net proceeds for general corporate purposes, including funding acquisitions, capital expenditures and debt repayment.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2017	2016	in Cash Flow
Net cash provided by operating activities	$260,536	$194,240	$66,296
Net cash used in investing activities	(464,917)	(289,484)	(175,433)
Net cash provided by financing activities	192,676	74,352	118,324

Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2017 increased $66.3 million compared to the same period of 2016, primarily related to changes in inventory.

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

Adjusted net cash provided by operating activities is presented below (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2017	2016	in Cash Flow
Net cash provided by operating activities – as reported	$260,536	$194,240	$66,296
Add: Net borrowings on floor plan notes payable, non-trade	34,056	93,817	(59,761)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(85,527)	(88,147)	2,620
Net cash provided by operating activities – adjusted	$209,065	$199,910	$9,155

Inventories are the most significant component of our cash flow from operations. As of September 30, 2017, our new vehicle days supply was 69, or one day higher than our days supply as of December 31, 2016. Our days supply of used vehicles was 63 days as of September 30, 2017, or seven days higher than our days supply as of December 31, 2016. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $464.9 million and $289.5 million, respectively, for the nine-month periods ended September 30, 2017 and 2016. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2017	2016	in Cash Flow
Capital expenditures	$(72,174)	$(81,363)	$9,189
Cash paid for acquisitions, net of cash acquired	(400,558)	(199,435)	(201,123)
Cash paid for other investments	(7,929)	(22,279)	14,350
Proceeds from sales of stores	3,417	11,837	(8,420)

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Nine Months Ended September 30,
(Dollars in thousands)	2017	2016
Post-acquisition capital improvements	$19,893	$37,714
Facilities for open points	714	32
Purchases of previously leased facilities	—	27,381
Existing facility improvements	26,400	11,810
Maintenance	25,167	4,426
Total capital expenditures	$72,174	$81,363

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

We expect to make expenditures of approximately $93 million in 2017 for capital improvements at recently acquired stores, purchases of land for expansion of existing stores, facility image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Nine Months Ended September 30,
	2017	2016
Number of stores acquired	15	13
Number of stores opened	1	1
Number of franchises added	—	1

(Dollars in thousands)
Cash paid for acquisitions, net of cash acquired	$400,558	$199,435
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(85,527)	(88,147)
Cash paid for acquisitions, net of cash acquired – adjusted	$315,031	$111,288

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash provided or (used) in financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Nine Months Ended September 30,		Increase
(Dollars in thousands)	2017	2016	in Cash Flow
Cash provided in financing activities, as reported	$192,676	$74,352	$118,324
Adjust: Repayments (borrowings) on floor plan notes payable: non-trade	(34,056)	(93,817)	59,761
Cash provided (used) in financing activities – adjusted	$158,620	$(19,465)	$178,085

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2017	2016	in Cash Flow
Net (repayments) borrowings on lines of credit	$(126,853)	$97,129	$(223,982)
Principal payments on long-term debt and capital leases, unscheduled	(46,471)	(5,903)	(40,568)
Proceeds from issuance of long-term debt	395,905	22,816	373,089
Repurchases of common stock	(31,521)	(108,597)	77,076
Dividends paid	(19,803)	(17,823)	(1,980)

Borrowing and Repayment Activity
During the first nine months of 2017, we raised net proceeds of $349.4 million from our Senior Notes offering and real estate mortgage debt. We used the funds to pay down our outstanding balances on our long-term debt and our lines of credit, acquire stores and fund repurchases of common stock. Our debt to total capital ratio, excluding floor plan notes payable, was 49.5% at September 30, 2017 compared to 46.5% at September 30, 2016.

Equity Transactions
On February 25, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. We repurchased a total of 342,300 shares of our Class A common stock at an average price of $92.08 per share in the first nine months of 2017. This included 310,000 shares as part of the repurchase plan at an average price per share of $91.33 and 32,300 shares related to tax withholding on vesting RSUs at an average price of $99.33. As of September 30, 2017, we had $164.8 million remaining available for repurchases and the authorization does not have an expiration date.

In the first nine months of 2017, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2017	$0.25	$6,292
May 2017	$0.27	$6,760
August 2017	$0.27	$6,751

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of September 30, 2017
(Dollars in thousands)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,598,111	$—	[1]
Floor plan notes payable	114,833	—
Used vehicle inventory financing facility	5,000	45,000	[2]
Revolving lines of credit	221,654	223,831	[2,3]
Real estate mortgages	476,559	—
5.25% Senior Subordinated Notes due 2025	300,000	—
Other debt	12,699	—
Total debt outstanding	2,728,856	268,831
Less: unamortized debt issuance costs	(6,960)	—
Total debt	$2,721,896	$268,831

1 As of September 30, 2017, we had a $1.9 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of August 31, 2017. This amount is reduced by $8.3 million for outstanding letters of credit.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of September 30, 2017, we had no balances in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 2.48% at September 30, 2017. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 2.73% and 2.48%, respectively, at September 30, 2017.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of September 30, 2017
Current ratio	Not less than 1.10 to 1	1.32	to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.82	to 1
Leverage ratio	Not more than 5.00 to 1	2.93	to 1

As of September 30, 2017, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for new vehicles at certain stores and vehicles designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At September 30, 2017, $114.8 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

5.25% Senior Notes Due 2025
On July 24, 2017, we issued $300 million in aggregate principle amount of 5.25% Senior Notes due 2025 ("the Notes") to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Notes from July 24, 2017 and is payable semiannually on February 1 and August 1. The first interest payment is due on February 1, 2018. We may redeem the Notes, in whole or in part, at any time prior to August 1, 2020 at a price equal to 100% of the principal amount plus a make-whole premium set forth in the Indenture and accrued and unpaid interest. After August 1, 2020, we may redeem some or all of the Notes subject to the redemption prices set forth in the Indenture. If we experience specific kinds of changes of control, as described in the Indenture, we must offer to repurchase the Notes at 101% of their principal amount plus accrued and unpaid interest to the date of purchase.

We paid $5.0 million of underwriting and other fees in connection with this issuance, which is being amortized as interest expense over the term of the Notes. The Notes will be fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our existing and future restricted subsidiaries that is a borrower under, or that guarantees obligations under, our credit facility or other indebtedness. The terms of the Notes, in certain circumstances, may restrict our ability to, among other things, incur additional indebtedness, pay dividends, repurchase our common stock, or merge, consolidate or sell all or substantially all our assets.

We used the net proceeds for general corporate purposes, which included funding acquisitions, capital expenditures and debt repayment.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 5.0% at September 30, 2017. The mortgages are payable in various installments through October 2034. As of September 30, 2017, we had fixed interest rates on 78% of our outstanding mortgage debt.

Our other debt includes capital leases and sellers’ notes. The interest rates associated with our other debt ranged from 3.1% to 8.0% at September 30, 2017. This debt, which totaled $12.7 million at September 30, 2017, is due in various installments through December 2050.

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

In addition, the lenders’ obligations to make certain loans or other credit accommodations under our credit facility is subject to the satisfaction of certain conditions precedent including, for example, that our representations and warranties in the agreement and related loan documents are true and correct in all material respects as of the date of the proposed credit extension. If any of our representations and warranties in those agreements are not true and correct in all material respects as of the date of a proposed credit extension, or if other conditions precedent are not satisfied, we may not be able to request new loans or other credit accommodations under those credit facilities, which could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

As of September 30, 2017, approximately 86% of our total debt was variable rate. The majority of our variable rate debt is indexed to the one-month LIBOR rate. The current interest rate environment is at historically low levels, and interest rates will likely increase in the future. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

Upon a change of control as defined in the indenture governing our 5.25% Senior Notes due in 2025, the holders of the notes may require us to repurchase all or a portion of the notes at a purchase price of 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase. Generally, if an event of default occurs under the indenture, the trustee or the holders of at least 25% in principal amount of the then outstanding notes may declare all of the notes to be due and payable.

In the event we were unable to satisfy the above obligations, it could have a material adverse impact on our business and our common stock holders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the third quarter of 2017:

	Total number of shares purchased [2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans [1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands) [1]
July	20,000	$97.69	20,000	$169,411
August	23,157	103.23	23,000	167,037
September	20,000	113.16	20,000	164,774
	63,157	$104.62	63,000	$164,774

1 Effective February 29, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. This authorization does not have an expiration date and it replaced the previous authorizations, which limited the number of shares we were authorized to repurchase.
2 Of the shares repurchased in the third quarter of 2017, 157 shares were related to the tax withholdings on vesting RSUs.

Item 5. Other Information
Subsequent to the earnings release filed on a Current Report on Form 8-K on October 25, 2017, and prior to the filing of this Quarterly Report on Form 10-Q, we recorded an elimination of internal used vehicle wholesale transactions and new and used vehicle retail sales. The transactions had no impact on gross profits and were primarily associated with recently acquired stores. This elimination resulted in a reduction of both revenues and cost of sales for the three and nine months ended September 30, 2017 of $10.0 million for used vehicle wholesales, or 15.2% and 4.8%, respectively, of used vehicle wholesale revenues; $3.6 million for new vehicles or 0.2% and 0.1%, respectively, of new vehicle revenues and $0.4 million for used vehicle retail or 0.1% and less than 0.1%, respectively, of used vehicle retail revenues. Adjusted for this elimination, total revenues were $2.7 billion and $7.4 billion, respectively, and total cost of sales were $2.3 billion and $6.3 billion, respectively, for the the three and nine months ended September 30, 2017. This elimination had no other impact to our Consolidated Statements of Operations.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (incorporated by reference to exhibit 3.1 to our Form 10-K for the year ended December 31, 1999).
3.2	2017 Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to exhibit 3.1 to Form 8-K dated April 28, 2017 and filed with Securities and Exchange Commission on May 3, 2017).
4.1
Indenture, dated as of July 24, 2017, among Lithia Motors, Inc., the Guarantors and the Trustee (incorporated by reference to exhibit 4.1 to Form 8-K dated July 24, 2017 and filed with the Securities and Exchange Commission on July 24, 2017).

4.2
Form of 5.250% Senior Notes due 2025 (included as part of Exhibit 4.1)(incorporated by reference to exhibit 4.1 to Form 8-K dated July 24, 2017 and filed with the Securities and Exchange Commission on July 24, 2017).

10.1	Sixth Amendment to Amended and Restated Loan Agreement dated July 12, 2017.
10.2
Seventh Amendment to Amended and Restated Loan Agreement dated August 1, 2017 (incorporated by reference to exhibit 10.1 to Form 8-K dated August 1, 2017 and filed with the Securities and Exchange Commission on August 3, 2017)

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2017	LITHIA MOTORS, INC.

By: /s/ John F. North III
John F. North III
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)