Form 10-K
period 2017-12-31
LITHIA MOTORS INC
filed 2018-02-23
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
___________________
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2017
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2,236,488,000 computed by reference to the last sales price ($94.23) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2017).

The number of shares outstanding of the Registrant’s common stock as of February 23, 2018 was: Class A: 24,020,790 shares and Class B: 1,000,000 shares.

Documents Incorporated by Reference
The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2018 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.
2017 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Forward-Looking Statements
Certain statements in this Annual Report, including in the sections entitled “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project”, “outlook,” “target”, “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-K include, among others, statements we make regarding:

•	Future market conditions;

•	Expected operating results, such as improved store performance; continued improvement of selling, general and administrative expenses (“SG&A”) as a percentage of gross profit and all projections;

•	Anticipated integration, success and growth of acquired stores;

•	Anticipated ability to capture additional market share;

•	Anticipated ability to find accretive acquisitions;

•	Expected revenues from acquired stores;

•	Anticipated additions of dealership locations to our portfolio in the future;

•	Anticipated availability of liquidity from our unfinanced operating real estate;

•	Anticipated levels of capital expenditures in the future; and

•	Our strategies for customer retention, growth, market position, financial results and risk management.

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

Overview
We were founded in 1946 and incorporated in Oregon in 1968. We completed our initial public offering in 1996. We are one of the largest automotive retailers in the United States and are among the fastest growing companies in the Fortune 500 (#318-2017) with 171 stores representing 30 brands in eighteen states as of February 23, 2018 We offer vehicles online and through our nationwide retail network. Our "Growth Powered by People" strategy drives us to innovate and continuously improve the customer experience.

Our dealerships are located across the United States. We seek domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment.

The following table sets forth information about stores that were part of our operations as of December 31, 2017:

State	Number of Stores	Percent of 2017 Revenue
California	42	24.6%
Oregon	26	15.1
New Jersey	11	12.3
Texas	16	11.0
New York	11	6.8
Montana	11	5.4
Washington	6	4.5
Alaska	9	3.9
Pennsylvania	8	2.7
Nevada	4	2.6
Idaho	4	2.6
Hawaii	5	2.4
Iowa	7	2.3
North Dakota	3	1.1
Vermont	2	0.8
New Mexico	2	0.7
Massachusetts	1	0.6
Wyoming	1	0.6
Total	169	100.0%

Business Strategy and Operations
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

We offer a variety of luxury, import and domestic new vehicle brands and models, reducing our dependence on any one manufacturer and our susceptibility to changing consumer preferences. Encompassing economy and luxury cars, sport utility vehicles (SUVs), crossovers, minivans and trucks, we believe our brand mix is well-suited to what customers demand in the markets we serve. Our new vehicle unit mix of 56% import, 32% domestic and 12% luxury compares to the national market mix of 48%, 44% and 8%, respectively, for the year ended December 31, 2017.

Our mission statement is “Growth Powered by People." We seek to expand our business through acquiring stores with strong brands which meet our investment metrics. Additionally, we focus on unlocking the potential of our existing stores by designing agile approaches tailored for the local market and identifying operational opportunities with our performance management reporting.

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

We have centralized many administrative functions to streamline store-level operations. Accounts payable, accounts receivable, credit and collections, accounting and taxes, payroll and benefits, information technology, legal, human resources, personnel development, treasury, cash management, advertising and marketing are all centralized at our corporate headquarters or regional accounting processing centers. The reduction of administrative functions at our stores allows our local managers to focus on customer-facing opportunities to increase revenues and gross profit. Our operations are supported by our dedicated training and personnel development program, which shares best practices across our dealership network and seeks to develop management talent.

During 2017, we focused on achieving our mission through acquisitions and through organic growth within our existing stores.

We purchased 18 stores and opened one new store during 2017. We invested $349.4 million, net of floor plan debt, to acquire these stores and we expect these acquisitions to add over $1.7 billion in annual revenues. Additionally, these acquisitions allow us to maintain an appropriate franchise mix and leverage our cost structure. We focus on successfully integrating acquired stores to achieve targeted returns.

We also organically grew our existing stores in 2017 by:

•	increasing revenues in all core business lines;

•	capturing a greater percentage of overall new vehicle sales in our local markets;

•
capitalizing on a used vehicle market that is approximately three times larger than the new vehicle market by increasing sales of late model, lower-mileage used vehicles and value autos, which are older, higher mileage vehicles; and

•	growing our service, body and parts revenues as units in operation increase.

We target SG&A as a percentage of gross profit in the upper 60% range and monitor how efficiently we leverage our cost structure by evaluating throughput. For 2017, our SG&A as a percentage of gross profit was 69.2% compared to 69.1% in 2016. Adjusted for a non-core charge, SG&A as percentage of gross profit was 68.8% and 68.9%, respectively, for 2017 and 2016. As noted above, we acquired eighteen stores and opened one new store in 2017; we acquired fifteen stores and one franchise, and opened one new store in 2016. The increase in SG&A as a percentage of gross profit was due to our recent acquisitions, which tend to have less cost efficient structures until we can fully integrate their operations.

We evaluate how to allocate capital, including returning cash to our investors and investing in our stores. During 2017, we paid $26.5 million in dividends, spent $33.8 million to repurchase 361,000 shares, or 2% of total outstanding shares, and purchased a capped call option of 325,000 shares for $33.4 million. We also invested in our facilities, making $105.4 million in capital expenditures. We continue to manage our liquidity and available cash to prepare for future acquisition opportunities. As of December 31, 2017, we had $279.8 million in available funds in cash and availability on our credit facilities, with an estimated additional $236.1 million available if we financed our unencumbered owned real estate.

New Vehicles
In 2017, we sold 167,146 new vehicles, generating 22.4% of our gross profit for the year. New vehicle sales have the potential to create incremental future profit opportunities through certain manufacturer incentive programs, resale of used vehicles acquired through trade-in, arranging of third-party financing, vehicle service and insurance contracts, and future service and repair work.

In 2017, we represented 30 domestic and import brands ranging from economy to luxury cars, SUVs, crossovers, minivans and light trucks.

Manufacturer	Percent of 2017 New Vehicle Revenue		Percent of 2017 New Vehicle Gross Profit
Chrysler, Jeep, Dodge, Ram, Alfa Romeo	18.5%		14.6%
Honda, Acura	16.4		20.0
Toyota	15.6		15.6
Chevrolet, Cadillac, GMC, Buick	10.9		9.8
BMW, MINI	7.6		8.9
Ford, Lincoln	8.5		7.5
Subaru	5.9		3.4
Volkswagen, Audi	4.8		4.9
Nissan	3.5		4.9
Mercedes, Smart	2.9		4.2
Hyundai	1.9		2.4
Lexus	1.1		1.1
Kia	1.2		0.8
Mazda	0.2		0.2
Porsche	0.8		1.4
Fiat	0.1		0.2
Volvo	0.1		0.1
Mitsubishi	—	*	—	*
Total	100.0%		100.0%
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

Used Vehicles
At each new vehicle store, we also sell used vehicles. In 2017, we sold 129,913 retail used vehicles, which generated 18.9% of our gross profit.

Our used vehicle operations give us an opportunity to:

•	generate sales to customers unable or unwilling to purchase a new vehicle;

•	generate sales of vehicle brands other than the store’s new vehicle franchise(s);

•	increase vehicle sales by aggressively pursuing customer trade-ins; and

•	increase finance and insurance revenues and service and parts sales.

We classify our used vehicles in three categories: manufacturer certified pre-owned used vehicles ("CPO"); late model, lower-mileage vehicles ("Core Product") and higher mileage, older vehicles ("Value Autos"). We offer CPO vehicles at most of our franchised dealerships. These vehicles undergo additional reconditioning and receive an extended OEM-provided warranty. Core Product are reconditioned and offer a Lithia certified warranty. Value Autos undergo a safety check and a lesser degree of reconditioning and are offered to customers who desire a less expensive vehicle or a lower monthly payment.

We acquire our used vehicles through customer trade-ins, purchases from non-Lithia stores, independent vehicle wholesalers and private parties, and at closed auctions.

Our near-term goal for used vehicles is to retail an average of 85 units per store per month. As of December 31, 2017, our stores sold an annualized average of 67 retail used units per month. We believe used vehicle sales represent a significant area for organic growth. As new vehicle sales growth rates return to average historical levels and we continue our focus on growing used retail sales, we believe our target is achievable.

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

Vehicle Financing, Service Contracts and Other Products
As part of the vehicle sales process, we assist in arranging customer vehicle financing options as well as offering extended warranties, insurance contracts and vehicle and theft protection products. The sale of these items generated 25.5% of our gross profit in 2017.

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

We earn a commission on each finance, service and insurance contract we write and subsequently sell to a third party. We normally arrange financing for customers by selling the contracts to outside sources on a non-recourse basis to avoid the risk of default.

We arranged vehicle financing on 76.0% of the vehicles we sold during 2017. Our presence in multiple markets and changes in technology surrounding the credit application process have allowed us to utilize a larger network of lenders across a broader geographic area. Additionally, we continue to see the availability of consumer credit expand with lenders increasing the loan-to-value amount available to most customers. These shifts afford us the opportunity to sell additional or more comprehensive products, while remaining within a loan-to-value framework acceptable to our lenders.

We also market third-party extended warranty contracts, insurance contracts and vehicle and theft protection products to our customers. These products and services yield higher profit margins than vehicle sales and contribute significantly to our profitability. Extended warranty and service contracts for vehicles provide coverage for certain repairs beyond the duration or scope of the manufacturer’s warranty. We believe the sale of extended warranties, service contracts and vehicle and theft protection products increases our service and parts business by building a customer base for future repair work at our locations.

When customers finance an automobile purchase, we offer them life, accident and disability insurance coverage, as well as guaranteed auto protection coverage that provides protection from loss incurred by the difference in the amount owed and the amount received under a comprehensive insurance claim. We receive a commission on each policy sold.

We offer a lifetime lube, oil and filter (“LOF”) service, which, in 2017, was purchased by 25.0% of our total new and used vehicle buyers. This service, where customers prepay for their LOF services, helps us retain customers by building customer loyalty and provides opportunities for selling additional routine maintenance items and generating repeat service business. In 2017, we sold an average of $64 of additional maintenance on each lifetime oil service we performed.

Service, Body and Parts
In 2017, our service, body and parts operations generated 32.5% of our gross profit. These operations are an integral part of establishing customer loyalty and contribute significantly to our overall revenue and profits. We provide parts and service for the new vehicle brands sold by our stores, as well as service and repair most other makes and models.

The service and parts business provides important repeat revenues to our stores, which we seek to grow organically. Customer pay revenues represent sales for vehicle maintenance, service performed on vehicles that have fallen outside the manufacturer warranty period, repairs not covered by a manufacturer warranty, or maintenance and service on other makes and models. We believe increasing our product and service offerings for customers differentiates us from independent repair shops and dealerships with less scale. Our service and parts revenues benefit from the increases we have seen in new vehicle sales over the last few years as there are a greater number of late model vehicles in operation, which tend to visit franchised dealership locations more frequently than older vehicles due to the manufacturer warranty period. Additionally, certain franchises provide routine maintenance, such as oil changes, for two to four years after a vehicle is sold, which provides for future service and parts revenues.

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

We believe body shops provide an attractive opportunity to grow our business, and we continue to evaluate potential locations to expand. We currently operate 25 collision repair centers: five in each of Oregon and Texas; three in Pennsylvania; two each in Idaho, New York and Washington; and one each in Alaska, Iowa, Montana, Nevada, Vermont and Wyoming.

Segments
We report three business segments: Domestic, Import and Luxury. For certain financial information by segment, see Notes 1 and 18 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

To increase awareness and traffic at our stores and websites, we use a combination of traditional, digital and social media to reach potential customers. Total advertising expense, net of manufacturer credits, was $93.3 million in 2017, $81.4 million in 2016 and $69.9 million in 2015. In 2017, 22% of those funds were spent in traditional media and 78% were spent in digital and owner communications and other media outlets. In all of our communications, we seek to convey the promise of a positive customer experience, competitive pricing and wide selection.

Certain advertising and marketing expenditures are offset by manufacturer cooperative programs which require us to submit requests for reimbursement to manufacturers for qualifying advertising expenditures. These advertising credits are not tied to specific vehicles and are earned as qualifying expenses are incurred. These reimbursements are recognized as a reduction of advertising expense. Manufacturer cooperative advertising credits were $22.8 million in 2017, $20.3 million in 2016 and $19.8 million in 2015.

Many people now shop online before visiting our stores. We maintain websites for all of our stores and corporate sites (Lithia.com, DCHAuto.com, CarboneCars.com, Baierl.com, and DTLAMotors.com), to generate customer leads for our stores. We also support a corporate site (LithiaMotors.com) which provides our communities, investors, employees and recruits additional information about our company.

Our retail websites enable our customers to:

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

Mobile traffic now accounts for over 60% of our web traffic and all of our sites utilize responsive technology to enhance the mobile and tablet experience. We are working with our stores and manufacturer partners to develop additional tools that enable customers to complete as much of the vehicle buying process online before arriving at our stores: saving them time, improving their experience and increasing our productivity.

We post our inventory on major new and used vehicle listing services (cars.com, autotrader.com, cargurus.com, kbb.com, edmunds.com, craigslist, and hundreds of local webpages) to reach online shoppers. We also employ search engine optimization, search engine marketing, online display and re-targeting as well as video pre-roll to reach more online prospects.  We also encourage our stores to dedicate a larger share of their advertising spend to promoting service and repair work as we focus on customer acquisition and the value of customer retention.

Social influence marketing represents a cost-effective method to enhance our corporate reputation, our stores’ reputations, and increase vehicle sales and service. We deploy tools and training to our employees in ways that will help us listen to our customers and create more advocates for Lithia, DCH, Carbone, Baierl, and Downtown LA.

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

Franchise Agreements
Each of our stores operates under a separate agreement (a “Franchise Agreement”) with the manufacturer of the new vehicle brand it sells.

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

Competition
The retail automotive business is highly competitive. Currently, there are approximately 18,000 dealers in the United States, many of whom are independent stores managed by individuals, families or small retail groups. We compete primarily with other automotive retailers, both publicly- and privately-held.

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

Employees
Our mission statement is "Growth Powered by People". We cultivate an entrepreneurial, high-performance culture and strive to develop leaders from within and innovate the customer experience. We continue to develop tools, training and growth opportunities that accelerate the depth of our talent. One example of this is our Accelerated Management Program (AMP), which began in 2016. This program is designed to deepen the knowledge of future leaders in all aspects of our business and develop leadership skills to better position participants for a future as a general manager in one of our stores or as a regional leader. This program continues to produce new leaders from within the Company, with a 84% increase in the number of management positions filled by internally-developed candidates in 2017.

As of December 31, 2017, we employed approximately 12,899 persons on a full-time equivalent basis.

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

Risks related to our business

The automotive retail industry is sensitive to changing economic conditions and various other factors. Our business and results of operations are substantially dependent on new vehicle sales levels in the United States and in our particular geographic markets and the level of gross profit margins that we can achieve on our sales of new vehicles, all of which are very difficult to predict.

Our business is heavily dependent on consumer demand and preferences. A downturn in overall levels of consumer spending may materially and adversely affect our revenues and gross profit margins. Retail vehicle sales are cyclical and historically have experienced periodic downturns characterized by weak demand. These cycles are often dependent on general economic conditions and consumer confidence, as well as the level of discretionary personal income and credit availability. Economic conditions may be anemic for an extended period of time, or deteriorate in the future. This would have a material adverse effect on our retail business, particularly sales of new and used automobiles.

In addition, our performance is subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships are currently located in limited markets in 18 states, with sales in the top three states accounting for 52% of our revenue in 2017. Our results of operations, therefore, depend substantially on general economic conditions, consumer spending levels and other factors in those markets and could be materially adversely affected to the extent these markets experience sustained economic downturns regardless of improvements in the U.S. economy overall.

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

Approximately 17.1 million, 17.5 million, and 17.4 million new vehicles were sold in the United States in 2017, 2016, and 2015, respectively. Certain industry analysts have predicted that new vehicle sales will decline below 17 million for 2018. If new vehicle production exceeds the rate at which new vehicles are sold, our gross profit per vehicle could be adversely affected by this excess and any resulting changes in manufacturer incentive and marketing programs. See the risk factor “If manufacturers or distributors discontinue or change sales incentives, warranties and other promotional programs, our business, results of operations, financial condition and cash flows may be materially adversely affected” below. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and repair and maintenance services, and automotive finance and insurance products.

Natural disasters and adverse weather conditions can disrupt our business.

Our dealerships are in states and regions in the U.S. in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, landslides, wind and/or hail storms) or other extraordinary events have in the past, and may in the future, disrupt our dealership operations and impair the value of our dealership property. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. The exposure on any single claim under our property and casualty insurance, medical insurance and workers’ compensation insurance varies based upon type of coverage. Our maximum exposure on any single claim is $5.5 million, subject to certain aggregate limit thresholds.

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

Changes to the automotive industry and consumer views on car ownership could materially adversely affect our business, results of operations, financial condition and cash flows.

The automotive industry is predicted to experience rapid change in the years to come, including increases in ride-sharing services, advances in electric vehicle production and driverless technology. Ride-sharing services such as Uber and Lyft provide consumers with mobility options outside of the traditional car ownership and lease alternatives. The overall impact of these options on the automotive industry is uncertain, and may include lower levels of new vehicle sales. Manufacturers continue to invest in increasing production and quality of AEVs (all-electric vehicles), which generally require less maintenance than traditional cars and trucks. The effects of AEVs on the automotive industry are uncertain and may include reduced parts and service revenues, as well as changes in the level of sales of certain F&I products such as extended warranty and lifetime lube, oil and filter contracts. Technological advances are also facilitating the development of driverless vehicles. The eventual timing of availability of driverless vehicles is uncertain due to regulatory requirements, technological hurdles, and uncertain consumer acceptance of these technologies. The effect of driverless vehicles on the automotive industry is uncertain and could include changes in the level of new and used vehicle sales, the price of new vehicles, and the role of franchised dealers, any of which could materially and adversely affect our business.

A decline of available financing in the lending market may adversely affect our vehicle sales volume.

A significant portion of buyers finance their vehicle purchases. One of the primary finance sources used by consumers in connection with the purchase of a new or used vehicle is the manufacturer captive finance company. These captive finance companies rely, to a certain extent, on the public debt markets to provide the capital necessary to support their financing programs. In addition, the captive finance companies will occasionally change their loan underwriting criteria to alter the risk profile of their loan portfolio. In addition, sub-prime lenders have historically provided financing for consumers who, for a variety of reasons, including poor credit histories and lack of down payment, do not have access to more traditional finance sources. If lenders tighten their credit standards or there is a decline in the availability of credit in the lending market, the ability of consumers to purchase vehicles could be limited, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Adverse conditions affecting one or more key manufacturers may negatively affect our business, results of operations, financial condition and cash flows.

We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. Events that adversely affect a manufacturer’s ability to timely deliver new vehicles may adversely affect us by reducing our supply of popular new vehicles, leading to lower sales in our stores during those periods than would otherwise occur. We depend on our manufacturers to deliver high-quality, defect-free vehicles. If manufacturers experience quality issues, our financial performance may be adversely impacted. In addition, the discontinuance of a particular brand could negatively impact our revenues and profitability.

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

Our financial condition could be materially adversely impacted by a discontinuation or change in our manufacturers’ or distributors’ incentive programs. In addition, certain manufacturers use criteria such as a dealership’s manufacturer-determined customer satisfaction index (“CSI" score), facility image compliance, employee training, digital marketing and parts purchase programs as factors governing participation in incentive programs. To the extent we do not meet minimum score requirements, we may be precluded from receiving certain incentives, which could materially adversely affect our business, results of operations, financial condition and cash flows.

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. For the year ended December 31, 2017, approximately 24% of our service, body and parts revenue was for work covered by manufacturer warranties or manufacturer-sponsored maintenance services. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our service, body and parts sales volume could be adversely affected.

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

In addition, these laws restrict the ability of automobile manufacturers to directly enter the retail market in the future. Manufacturer lobbying efforts (including those of Tesla) may lead to the repeal or revision of these laws. If manufacturers obtain the ability to directly retail vehicles and do so in our markets, such competition could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

A significant portion of the vehicles we sell are manufactured outside the U.S., and all of the vehicles we sell include parts manufactured outside the U.S. As a result, our operations are subject to customary risks of importing merchandise, including currency fluctuation, import duties, exchange rates, trade restrictions, work stoppages, transportation costs, natural or man-made disasters, and general political and socio-economic conditions in other countries. The U.S. or the countries from which our products are imported, may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices. Changes in U.S. trade policies, including the North American Free Trade Agreement or policies intended to penalize foreign manufacturing or imports, and policies of foreign countries in reaction to those changes could increase the prices we pay for some of the new vehicles and parts we sell. Any changes that increase the costs of vehicles and parts generally, to the extent passed on to customers, could negatively affect customer demand and our revenues and profitability. If not passed on to our customers, any cost increases will adversely affect our profitability. Any cost increase that disproportionately applies to manufacturers that sell to us could adversely affect our business compared to other automobile retailers.

Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.

We are subject to federal, state and local laws and regulations in the eighteen states in which we operate, such as those relating to franchising, motor vehicle sales, retail installment sales, leasing, finance and insurance, marketing, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. In addition, with respect to employment practices, we are subject to various laws and regulations, including complex federal, state and local wage and hour and anti-discrimination laws. New laws and regulations are enacted on an ongoing basis. With the number of stores we operate, the number of personnel we employ and the large volume of transactions we handle, it is likely that technical mistakes will be made. These regulations affect our profitability and require ongoing training. Current practices in stores may become prohibited. We are responsible for ensuring that continued compliance with laws is maintained. If there are unauthorized activities, the state and federal authorities have the power to impose civil penalties and sanctions, suspend or withdraw dealer licenses or take other actions. These actions could materially impair our activities or our ability to acquire new stores in those states where violations occurred. Further, private causes of action on behalf of individuals or a class of individuals could result in significant damages or injunctive relief.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the "CFPB"), a new independent federal agency funded by the U.S. Federal Reserve with broad regulatory powers and limited oversight from the U.S. Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act has led to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In March 2013, the CFPB issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of The Equal Credit Opportunity Act (the “ECOA”). The CFPB recommended that financial institutions under its jurisdiction take steps to ensure compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism that does not result in disparate impact to certain groups of consumers.

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

We collect, process, and retain personally identifiable information regarding customers, associates and vendors in the normal course of our business. Our internal and third-party systems are under a moderate level of risk from hackers or other individuals with malicious intent to gain unauthorized access to our systems. Cyber-attacks are growing in number and sophistication thus presenting an ongoing threat to systems, whether internal or external, used to operate the business on a day-to-day basis. We invest in reasonable commercial security technology to protect our data and business processes against many of these risks. We also purchase insurance to mitigate the potential financial impact of many of these risks. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, could be vulnerable to security breaches, computer viruses, lost or misplaced data, programming errors, human errors, acts of vandalism, or other events. Any security breach or event resulting in the misappropriation, loss, or other unauthorized disclosure of confidential information, or degradation of services provided by critical business systems, whether by us directly or our third-party service providers, could adversely affect our business operations, sales, reputation with current and potential customers, associates or vendors, as well as other operational and financial impacts derived from investigations, litigation, imposition of penalties or other means.

Our ability to increase revenues and profitability through acquisitions depends on our ability to acquire and successfully integrate additional stores.

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

Consummation and Competition
We may not be able to complete future acquisitions at acceptable prices and terms or identify suitable candidates. In addition, increased competition in the future for acquisition candidates could result in fewer acquisition opportunities for us and higher acquisition prices. The magnitude, timing, pricing and nature of future acquisitions will depend upon various factors, including:

•	the availability of suitable acquisition candidates;

•	competition with other dealer groups for suitable acquisitions;

•	the negotiation of acceptable terms with sellers and with manufacturers;

•	our financial capabilities and ability to obtain financing on acceptable terms;

•	our stock price;

•	our ability to maintain required financial covenant levels after the acquisition; and

•	the availability of skilled employees to manage the acquired businesses.

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

We finance acquisitions activity with cash flows from our operations, borrowings under our credit arrangements, proceeds from our offering of senior notes, proceeds from mortgage financing and the issuance of shares of Class A common stock. The size of our acquisition activity in recent years magnifies risks associated with debt service obligations. These risks include potential lower earnings per share, our inability to pay dividends and potential negative impacts to the debt covenants we negotiated under our credit agreement.

If we fail to meet the covenants in our credit facility or our senior notes indenture, or if some other event occurs that results in a default or an acceleration of our repayment obligations under our debt instruments, we may not be able to refinance our debt on terms acceptable to us or at all. We may not be able to obtain financing in the future due to the market price of our Class A common stock and overall market conditions. Additionally, a substantial amount of assets of our dealerships are pledged to secure the indebtedness under our credit facility and our other floor plan financing indebtedness. These pledges may limit our ability to borrow from other sources in order to fund our acquisitions.

Goodwill and other intangible assets comprise a significant portion of our total assets. We must test our goodwill and other intangible assets for impairment at least annually, which could result in a material, non-cash write-down of goodwill or franchise rights and could materially adversely affect our business, results of operations, and financial condition.

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our franchise agreements with vehicle manufacturers. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. Negative or declining cash flows or a decline in actual or planned revenues for our stores increases the risk of franchise rights impairment. An impairment loss could have a material adverse effect on our business, results of operations, financial condition and cash flows. As of December 31, 2017, our balance sheet reflected carrying amounts of $256.3 million in goodwill, and $187.0 million million in franchise value.

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

Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims-handling expenses. Costs in excess of these retained risks may be insured under various contracts with third-party insurance carriers. As of December 31, 2017, we had total reserve amounts associated with these programs of $31.2 million.

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

In addition, our loan agreements and our senior note indenture contain covenants that limit our discretion with respect to business matters, including incurring additional debt, granting additional security interests in our assets, acquisition activity, disposing of assets and other business matters. Other covenants are financial in nature, including current ratio, fixed charge coverage and leverage ratio calculations. A breach of any of these covenants could result in a default under the applicable agreement. In addition, a default under one agreement could result in a default and acceleration of our repayment obligations under the other agreements under the cross-default provisions in such other agreements.

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

As of December 31, 2017, 76% of our total debt was variable rate. The majority of our variable rate debt is indexed to the one-month LIBOR rate. The current interest rate environment is at historically low levels, and interest rates will likely increase in the future. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows.

We may not be able to satisfy our debt obligations upon the occurrence of a change in control under our debt instruments.

Upon the occurrence of a change in control as defined in our credit agreement, the agent under the credit agreement will have the right to declare all outstanding obligations immediately due and payable and to terminate the availability of future advances to us. Upon the occurrence of a change in control, as defined in our senior notes indenture, the holders of our senior notes will have the right to require us to purchase all or any part of such holders' notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under the credit agreement in the event of a change in control or fundamental change. In the event we were unable to satisfy these obligations, it could have a material adverse impact on our business and our common stock holders. A "change in control" as defined in our credit agreement includes, among other events, the acquisition by any person, or two or more persons acting in concert, in either case other than Lithia Holdings Company, L.L.C., Sid DeBoer or Bryan DeBoer, of beneficial ownership (within the meaning of Rule 13d-3 of the SEC under the Securities Exchange Act of 1934) of 20% or more of the outstanding shares of our voting stock on a fully diluted basis.

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

Significant voting control is currently held by Sidney B. DeBoer, who may have interests different from our other shareholders. Further, all of the 1.0 million shares of our Class B common stock held by Lithia Holding Company, LLC (“Lithia Holding”) are pledged to secure indebtedness of Lithia Holding. The failure to repay the indebtedness could result in the sale of such shares and the loss of this significant voting control.

Sidney B. DeBoer, our Founder and Chairman of the Board, is the sole managing member of Lithia Holdings, which holds all of the outstanding shares of our Class B common stock. A holder of Class B common stock is entitled to ten votes for each share held, while a holder of Class A common stock is entitled to one vote per share held. On most matters, the Class A and Class B common stock vote together as a single class. As of February 23, 2018, Lithia Holding controlled, and Mr. DeBoer had the authority to vote, 29% of the aggregate number of votes eligible to be cast by shareholders for the election of directors and most other shareholder actions. This amount of voting control may make certain changes in control or transactions more difficult. The interests of Mr. DeBoer may not always coincide with our interests as a company or the interests of other shareholders.

Lithia Holding has pledged 1.0 million shares of our Class B common stock to secure a loan from U.S. Bank National Association. If Lithia Holding is unable to repay the loan, the bank could foreclose on the Class B common stock, which would result in the automatic conversion of such shares to Class A common stock. The market price of our Class A common stock could decline if the bank foreclosed on the pledged stock and subsequently sold such stock in the open market.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our stores and other facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, automobile storage lots, parking lots and offices located in the states listed under the caption Overview in Item 1. We believe our facilities are currently adequate for our needs and are in good repair. Some of our facilities do not currently meet manufacturer image or size requirements and we are actively working to find a mutually acceptable outcome in terms of timing and overall cost. We own our corporate headquarters in Medford, Oregon, and numerous other properties used in our operations. Certain of our owned properties are mortgaged. As of December 31, 2017, we had outstanding mortgage debt of $470.0 million. We also lease certain properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases provide us the option to renew the lease for one or more lease extension periods. We also hold certain vacant facilities and undeveloped land for future expansion.

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

During the pendency of Holzer, related cases were filed that made substantially similar non-technician claims. In January 2017, DCH and all non-technician plaintiffs agreed in principle to settle the representative claims, and this settlement was approved by the California courts in December 2017. DCH Auto Group (USA) Limited must indemnify Lithia Motors, Inc. for losses related to this claim pursuant to the stock purchase agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited dated June 14, 2014. We believe the exposure related to this lawsuit, when considered in relation to the terms of the stock purchase agreement, is immaterial to our financial statements.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Prices and Dividends
Our Class A common stock trades on the New York Stock Exchange under the symbol LAD. The following table presents the high and low sale prices for our Class A common stock, as reported on the New York Stock Exchange Composite Tape for each of the quarters in 2016 and 2017:

2016	High	Low
First quarter	$105.38	$72.30
Second quarter	93.16	68.70
Third quarter	95.67	69.36
Fourth quarter	101.89	75.85

2017
First quarter	$105.32	$83.38
Second quarter	98.05	80.88
Third quarter	120.48	87.90
Fourth quarter	123.50	105.00
The number of shareholders of record and approximate number of beneficial holders of Class A common stock as of February 23, 2018 was 520 and 32,147, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company, LLC. Sidney B. DeBoer Trust U.T.A.D. January 30, 1997 (the "Trust") is the manager of Lithia Holding Company, L.L.C., and Sidney DeBoer, as the trustee of the Trust, has the authority to vote all of the issued and outstanding shares of our Class B common stock.

Dividends declared on our Class A and Class B common stock during 2015, 2016 and 2017 were as follows:

Quarter declared:	Dividend amount per share	Total amount of dividends paid (in thousands)
2015
First quarter	$0.16	$4,216
Second quarter	0.20	5,266
Third quarter	0.20	5,257
Fourth quarter	0.20	5,246
2016
First quarter	$0.20	$5,151
Second quarter	0.25	6,373
Third quarter	0.25	6,299
Fourth quarter	0.25	6,308
2017
First quarter	$0.25	$6,292
Second quarter	0.27	6,760
Third quarter	0.27	6,751
Fourth quarter	0.27	6,741

Equity Compensation Plan Information
Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Recent Sale of Unregistered Securities
On May 1, 2017, we agreed to issue 22,446 shares of Class A common stock to Lee W. Baierl as partial consideration for the purchase of Northland Ford, Inc., an entity we acquired in connection with our acquisition of the Baierl Auto Group. Under the agreement, we issued 4,489 shares to Mr. Baierl on May 1, 2017 and will issue 4,489 additional shares to him on each of January 1, 2018, 2019, and 2020; on January 1, 2021, we will issue to him the final 4,490 shares. The shares were issued to Mr. Baierl, an accredited investor, in a transaction exempt from Section 4(a)(2) of the Securities Act of 1933.

Repurchases of Equity Securities
We made the following repurchases of our common stock during the fourth quarter of 2017:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)(1)
October	19,000	$116.58	19,000	$162,559
November	157	113.95	—	162,559
December	—	—	—	162,559
Total(2)	19,157	116.56	19,000	162,559

(1)
In February 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. Through December 31, 2017, we have repurchased 1,042,725 shares at an average price of $92.79 per share. This authority to repurchase shares does not have an expiration date.

(2)	Includes 157 shares repurchased in association with tax withholdings on the vesting of RSUs.

Stock Performance Graph
The following line-graph shows the annual percentage change in the cumulative total returns for the past five years on an assumed $100 initial investment and reinvestment of dividends, on (a) Lithia Motors, Inc.’s Class A common stock; (b) the Russell 2000; and (c) an auto peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive, and Asbury Automotive Group, the only other comparable publicly traded automobile dealerships in the United States as of December 31, 2017. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the Russell 2000. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base Period	Indexed Returns for the Year Ended
Company/Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Lithia Motors, Inc.	$100.00	$186.73	$235.10	$291.34	$267.51	$317.13
Auto Peer Group	100.00	135.40	161.18	147.93	145.09	142.69
Russell 2000	100.00	138.83	145.62	139.19	168.85	193.59

Item 6. Selected Financial Data

You should read the Selected Financial Data in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information contained elsewhere in this Annual Report on Form 10-K.

(In thousands, except per share amounts)	Year Ended December 31,
Consolidated Statements of Operations Data:	2017	2016	2015	2014	2013
Revenues:
New vehicle	$5,763,587	$4,938,436	$4,552,301	$3,077,670	$2,256,598
Used vehicle retail	2,544,379	2,226,951	1,927,016	1,362,481	1,032,224
Used vehicle wholesale	277,844	276,616	261,530	195,699	158,235
Finance and insurance	385,863	330,922	283,018	190,381	139,007
Service, body and parts	1,015,773	844,505	738,990	512,124	383,483
Fleet and other	99,064	60,727	101,397	51,971	36,202
Total revenues	$10,086,510	$8,678,157	$7,864,252	$5,390,326	$4,005,749

Gross Profit:
New vehicle	$339,843	$289,412	$280,370	$198,184	$151,118
Used vehicle retail	286,835	263,684	241,249	179,253	150,858
Used vehicle wholesale	4,786	4,313	4,457	3,646	2,711
Finance and insurance	385,863	330,922	283,018	190,381	139,007
Service, body and parts	493,124	410,283	363,921	249,736	185,570
Fleet and other	5,635	2,701	2,619	2,122	1,689
Total gross profit	$1,516,086	$1,301,315	$1,175,634	$823,322	$630,953

Operating income (1) (2)	$408,986	$338,364	$302,735	$231,899	$183,518

Income from continuing operations before income taxes (1)	$347,069	$283,523	$262,704	$210,495	$165,788

Income from continuing operations (1)	$245,217	$197,058	$182,999	$135,540	$105,214

Basic income per share from continuing operations	$9.78	$7.76	$6.96	$5.19	$4.08
Basic income per share from discontinued operations	—	—	—	0.12	0.03
Basic net income per share	$9.78	$7.76	$6.96	$5.31	$4.11
Shares used in basic per share	25,065	25,409	26,290	26,121	25,805

Diluted income per share from continuing operations	$9.75	$7.72	$6.91	$5.14	$4.02
Diluted income per share from discontinued operations	—	—	—	0.12	0.03
Diluted net income per share	$9.75	$7.72	$6.91	$5.26	$4.05
Shares used in diluted per share	25,145	25,521	26,490	26,382	26,191

Cash dividends paid per common share	$1.06	$0.95	$0.76	$0.61	$0.39

(In thousands)	As of December 31,
Consolidated Balance Sheets Data:	2017	2016	2015	2014	2013
Working capital	$481,801	$365,200	$288,040	$172,909	$209,038
Inventories	2,132,744	1,772,587	1,470,987	1,249,659	859,019
Total assets	4,683,066	3,844,150	3,225,130	2,879,093	1,723,930
Floor plan notes payable	1,919,026	1,601,497	1,313,955	1,178,679	713,855
Long-term debt, including current maturities	1,047,352	790,881	643,186	639,138	251,363
Total stockholders’ equity (2)	1,083,218	910,776	828,164	673,105	534,722

(1)
Includes $14.0 million, $20.1 million, and $1.9 million in non-cash charges related to asset impairments for the years ended 2016, 2015 and 2014, respectively. We did not record any non-cash charges related to asset impairments in 2017 and 2013. See Notes 1, 4 and 17 of Notes to Consolidated Financial Statements for additional information.

(2)	Reclassifications of amounts previously reported have been made to the selected financial data to maintain consistency and comparability between periods presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. Business, Item 1A. Risk Factors, and our Consolidated Financial Statements and Notes thereto.

Overview
We are one of the largest automotive franchises in the United States and are among the fastest growing companies in the Fortune 500 (#318-2017). As of February 23, 2018, we offered 30 brands of new vehicles and all brands of used vehicles in 171 stores in the United States and online at over 200 websites. We sell new and used cars and replacement parts; provide vehicle maintenance, warranty, paint and repair services; arrange related financing; and sell vehicle service contracts, vehicle protection products and credit insurance.

We believe that the fragmented nature of the automotive dealership sector provides us with the opportunity to achieve growth through consolidation. In 2017, the top ten automotive retailers, as reported by Automotive News, represented approximately 7% of the stores in the United States. Our dealerships are located across the United States. We seek domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment. Our acquisition strategy has been to acquire dealerships at prices that meet our internal investment targets and, through the application of our centralized operating structure, leverage costs and improve store profitability. We believe our disciplined approach and the current economic environment provides us with attractive acquisition opportunities.

We also believe that we can continue to improve operations at our existing stores. By promoting entrepreneurial leadership within our general and department managers, we strive for continuous improvement to drive sales and capture market share in our local markets. Our goal is to retail an average of 85 used vehicles per store per month and we believe we can make additional improvements in our used vehicle sales performance by offering lower-priced value vehicles and selling brands other than the new vehicle franchise at each location. Our service, body and parts operations provide important repeat business for our stores. We continue to grow this business through increased marketing efforts, competitive pricing on routine maintenance items and diverse commodity product offerings. In 2017, we continued to experience organic growth and profitability through increasing market share and maintaining a lean cost structure, while adding significant revenue to our base through acquisitions.

As sales volume increases and we gain leverage in our cost structure, we anticipate targeting SG&A as a percentage of gross profit in the upper 60% range. This metric may be impacted by recently acquired stores, as they may not be fully integrated into our cost structure. We focus on accelerating the integration of acquired stores to increase incremental profitability.

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

Our most critical accounting estimates include those related to goodwill and franchise value, long-lived assets, charge-backs for various contracts, lifetime lube, oil and filter contracts, self-insurance programs, revenue, income taxes, equity investments and acquisitions. We also have other key accounting policies for valuation of accounts receivable and expense accruals. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ materially from these estimates.

Goodwill and Franchise Value
We are required to test our goodwill and franchise value for impairment at least annually, or more frequently if conditions indicate that an impairment may have occurred. Goodwill is tested for impairment at the reporting unit level. Our reporting units are individual retail automotive stores as this is the level at which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance.

We have the option to qualitatively or quantitatively assess goodwill for impairment and, in 2017, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, the first step of the two-step goodwill impairment test is performed.

As of December 31, 2017, we had $256.3 million of goodwill on our balance sheet associated with 151 reporting units No reporting unit accounted for more than 2.4% of our total goodwill as of December 31, 2017. The annual goodwill impairment analysis, which we perform as of October 1 of each year, did not result in an indication of impairment in 2017, 2016 or 2015.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual store basis. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. In 2017, we evaluated our indefinite-lived intangible assets using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the individual store's franchise value exceeds the carrying amount, the franchise value is not impaired and the second step is not necessary. If the qualitative assessment determines it is more likely than not that the fair value is less than the carrying amount, then a quantitative valuation of our franchise value is performed and an impairment would be recorded.

As of December 31, 2017, we had $187.0 million of franchise value on our balance sheet associated with 151 stores. No individual store accounted for more than 5% of our total franchise value as of December 31, 2017. Our impairment testing of franchise value did not indicate any impairment in 2017, 2016 or 2015.

We are subject to financial statement risk to the extent that our goodwill or franchise rights become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations. Furthermore, if a manufacturer becomes insolvent, we may be required to record a partial or total impairment on the franchise value and/or goodwill related to that manufacturer. No individual manufacturer accounted for more than 18% of our total franchise value and goodwill as of December 31, 2017.

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

In 2017 and 2016, we did not record any impairments to long-lived assets; however, in 2015, we recorded $3.6 million of impairment charges associated with certain properties and equipment. As the expected future use of these facilities changed, the long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value.

See Notes 1 and 4 of Notes to Consolidated Financial Statements for additional information.

Charge-backs for Various Contracts
We receive commissions from the sale of vehicle service contracts and certain other insurance contracts. The contracts are sold through unrelated third parties, but we may be charged back for a portion of the commissions in the event of early termination of the contracts by customers. We record commissions at the time of sale of the vehicles, net of an estimated liability for future charge-backs. We have established a reserve for estimated future charge-backs based on an analysis of historical charge-backs in conjunction with estimated lives of the applicable contracts. If future cancellations are different than expected, we could have additional expense related to the cancellations in future periods, which could have a material adverse impact on our financial position and results of operations.

As of December 31, 2017, the reserve for future cancellations totaled $52.7 million and is included in accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets. A 10% increase in expected cancellations would result in an additional reserve of $5.3 million.

See Note 7 of Notes to Consolidated Financial Statements for additional information.

Lifetime Lube, Oil and Filter Contracts
We retain the obligation for lifetime lube, oil and filter service contracts sold to our customers. Payments we receive upon sale of the lifetime oil contracts are deferred and recognized in revenue over the expected life of the service agreement to best match the expected timing of the costs to be incurred to perform the service. We estimate the timing and amount of future costs for claims and cancellations related to our lifetime lube, oil and filter contracts using historical experience rates and estimated future costs. If, in the future, usage and cancellations were different than expected or claims cost increased, we could have additional expenses related these contracts, reducing profitability.

As of December 31, 2017, the deferred revenue related to these self-insured contracts was $127.3 million.

See Note 7 of Notes to Consolidated Financial Statements for additional information.

Self-Insurance Programs
We self-insure a portion of our property and casualty insurance, vehicle open lot coverage, medical insurance and workers’ compensation insurance. We engage third-parties to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims trends associated with these programs. The exposure on any single claim under our property and casualty insurance, medical insurance and workers’ compensation insurance varies based upon type of coverage. Our maximum exposure on any single claim is $5.5 million, subject to certain aggregate limit thresholds. Although we believe we have sufficient insurance, exposure to uninsured or underinsured losses may result in the recognition of additional charges, which could have a material adverse impact on our financial position and results of operations.

As of December 31, 2017, we had liabilities associated with these programs of $31.2 million recorded as a component of accrued liabilities and other long-term liabilities on our Consolidated Balance Sheets.

See Note 7 of Notes to Consolidated Financial Statements for additional information.

Revenue
Revenue is earned from the sale of new and used vehicles, parts and service or from commissions earned on the arrangement of financing or sales of third party contracts and insurance products. We recognize revenue from the sale of new and used vehicles and the the commissions earned associated with finance and insurance when a contract is signed by the customer, financing has been arranged or collectibility is reasonably assured and the delivery of the vehicle to the customer is made. Parts and service revenues are recognized upon completion and delivery of the parts or service to the customer. In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2014-09, "Revenue from Contracts with Customers,"which amends the accounting guidance related to revenues. We have evaluated the effect of this amendment to revenue recognition and expect the timing of our revenue recognition to generally remain the same.

See Notes 1 and 19 of Notes to Consolidated Financial Statements for additional information.

Income Taxes
As of December 31, 2017, we had deferred tax assets of $76.3 million, net of valuation allowance of $0.6 million, and deferred tax liabilities of $132.5 million. The principal components of our deferred tax assets are related to allowances and accruals, deferred revenue and cancellation reserves. The principal components of our deferred tax liabilities are related to depreciation on property and equipment, inventories and goodwill. As a result of the tax reform passed in December 2017, we recorded a reduction in the value of our net deferred tax liability of $32.9 million.

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

As of December 31, 2017, we had a $0.6 million valuation allowance against our deferred tax assets associated with state net operating losses. Since these amounts are dependent on generating future taxable income, we evaluated the income expectations in the underlying states and determined that it is unlikely these amounts will be fully utilized. If we are unable to meet the projected taxable income levels utilized in our analysis, and depending on the availability of feasible tax planning strategies, we might record an additional valuation allowance on a portion or all of our deferred tax assets in the future.

See Note 13 of Notes to Consolidated Financial Statements for additional information.

Equity-Method Investment Associated with New Markets Tax Credits
In 2016 and 2015, we held an equity investment in a limited liability company managed by U.S. Bancorp Community Development Corporation. This investment generated new market tax credits under the New Markets Tax Credit Program (“NMTC Program”). The NMTC Program was established by Congress in 2000 to spur new or increased investments into operating businesses and real estate projects located in low-income communities. While U.S. Bancorp Community Development Corporation exercised management control over the limited liability company, due to the economic interest we held in the entity, we determined the appropriate accounting for our ownership portion of the entity was under the equity method of accounting. The equity-method investment generated operating losses on a quarterly basis and, accordingly, we were required to assess the investment for other than temporary impairment on a quarterly basis. We exited this equity-method investment in December 2016.

See Notes 1, 12 and 17 of Notes to Consolidated Financial Statements for additional information.

Acquisitions
We account for acquisitions using the purchase method of accounting which requires recognition of assets acquired and liabilities assumed at fair value as of the date of the acquisition. Determination of the estimated fair value assigned to each assets acquired or liability assumed can materially impact the net income in subsequent periods through depreciation and amortization and potential impairment charges.

The most significant items we generally acquire in a transaction are inventory, long-lived assets, intangible franchise rights and goodwill. The fair value of acquired inventory is based on manufacturer invoice cost and market data. We estimate the fair value of property and equipment based on a market valuation approach. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. We apply an income approach for the fair value of intangible franchise rights which discounts the projected future net cash flow using an appropriate discount rate that reflects the risks associated with such projected future cash flow.

See Notes 1 and 14 of Notes to Consolidated Financial Statements for additional information.

Results of Operations
For the year ended December 31, 2017, we reported net income of $245.2 million, or $9.75 per diluted share. For the years ended December 31, 2016 and 2015, we reported net income of $197.1 million, or $7.72 per diluted share, and $183.0 million, or $6.91 per diluted share, respectively.

Key Performance Metrics
Certain key performance metrics for revenue and gross profit were as follows (dollars in thousands):

2017	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$5,763,587	57.1%	$339,843	5.9%	22.4%
Used vehicle retail	2,544,379	25.2	286,835	11.3	18.9
Used vehicle wholesale	277,844	2.8	4,786	1.7	0.3
Finance and insurance(1)	385,863	3.8	385,863	100.0	25.5
Service, body and parts	1,015,773	10.1	493,124	48.5	32.5
Fleet and other	99,064	1.0	5,635	5.7	0.4
	$10,086,510	100.0%	$1,516,086	15.0%	100.0%

2016	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$4,938,436	56.9%	$289,412	5.9%	22.2%
Used vehicle retail	2,226,951	25.7	263,684	11.8	20.3
Used vehicle wholesale	276,616	3.2	4,313	1.6	0.3
Finance and insurance(1)	330,922	3.8	330,922	100.0	25.4
Service, body and parts	844,505	9.7	410,283	48.6	31.5
Fleet and other	60,727	0.7	2,701	4.4	0.3
	$8,678,157	100.0%	$1,301,315	15.0%	100.0%

2015	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$4,552,301	57.9%	$280,370	6.2%	23.8%
Used vehicle retail	1,927,016	24.5	241,249	12.5	20.5
Used vehicle wholesale	261,530	3.3	4,457	1.7	0.4
Finance and insurance(1)	283,018	3.6	283,018	100.0	24.1
Service, body and parts	738,990	9.4	363,921	49.2	31.0
Fleet and other	101,397	1.3	2,619	2.6	0.2
	$7,864,252	100.0%	$1,175,634	14.9%	100.0%

(1)	Commissions reported net of anticipated cancellations.

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. Therefore, we have integrated same store measures into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in November 2016 would be included in same store operating data beginning in December 2017, after its first complete comparable month of operations. The fourth quarter operating results for the same store comparisons would include results for that store in only the period of December for both comparable periods.

New Vehicle Revenue and Gross Profit

	Year Ended December 31,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Revenue	$5,763,587	$4,938,436	$825,151		16.7%
Gross profit	$339,843	$289,412	$50,431		17.4
Gross margin	5.9%	5.9%	—

Retail units sold	167,146	145,772	21,374		14.7
Average selling price per retail unit	$34,482	$33,878	$604		1.8
Average gross profit per retail unit	$2,033	$1,985	$48		2.4

Same store
Revenue	$4,959,751	$4,898,292	$61,459		1.3%
Gross profit	$290,309	$286,519	$3,790		1.3
Gross margin	5.9%	5.8%	10	bps

Retail units sold	144,308	144,728	(420)		(0.3)
Average selling price per retail unit	$34,369	$33,845	$524		1.5
Average gross profit per retail unit	$2,012	$1,980	$32		1.6

	Year Ended December 31,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2016	2015
Reported
Revenue	$4,938,436	$4,552,301	$386,135		8.5%
Gross profit	$289,412	$280,370	$9,042		3.2
Gross margin	5.9%	6.2%	(30	) bps

Retail units sold	145,772	137,486	8,286		6.0
Average selling price per retail unit	$33,878	$33,111	$767		2.3
Average gross profit per retail unit	$1,985	$2,039	$(54)		(2.6)

Same store
Revenue	$4,670,738	$4,520,429	$150,309		3.3%
Gross profit	$273,207	$277,724	$(4,517)		(1.6)
Gross margin	5.8%	6.1%	(30	) bps

Retail units sold	137,998	136,707	1,291		0.9
Average selling price per retail unit	$33,846	$33,067	$779		2.4
Average gross profit per retail unit	$1,980	$2,032	$(52)		(2.6)

(1)	A basis point is equal to 1/100th of one percent.

New vehicle sales increased in 2017 compared to 2016 and in 2016 compared to 2015 primarily driven by acquisitions. In 2017, we acquired 18 stores and opened one store. In 2016, we acquired 15 stores and one franchise and opened one store.

Excluding the impact of acquisitions, on a same store basis, new vehicle sales increased 1.3% and included a 0.3% decrease in unit volume, offset by a 1.5% increase in the average selling price per retail unit in 2017 compared to 2016. New vehicle sales increased 3.3% in 2016 compared to 2015, primarily due to a 0.9% increase in unit volume and a 2.4% increase in average selling price per retail unit. The increases in average selling price are primarily a function of annual increases in manufacturer suggested retail price over the manufacturers' invoice cost of vehicles.

Same store unit sales growth compared to national performance was as follows:

	2017 compared to 2016	National growth in 2017 compared to 2016	2016 compared to 2015	National growth in 2016 compared to 2015
Domestic brand same store unit sales growth	(1.6)%	(3.3)%	(0.7)%	(0.7)%
Import brand same store unit sales growth	2.1	(1.1)	3.1	1.2
Luxury brand same store unit sales growth	(7.8)	1.2	(3.7)	1.7
Overall	(0.3)	(1.9)	1.0	0.4

National new vehicle sales market growth continues to moderate for all brands. Our domestic brand unit volume outperformed the national average despite an overall decline in 2017, primarily driven by Ford, which had a same store unit sales increase of 2.3% compared to a national decrease of 1.2%, and Chrysler, which had a same store unit sales decrease of 2.2% compared to a national decrease of 8.4%. The outperformance of these brands was offset by General Motors, which had a same store sales unit decrease of 2.7% compared to a national decrease of 1.4%.

Our import brand unit sales growth outperformed the national average during 2017 primarily driven by Toyota, which comprised 18.6% of new vehicle unit sales in 2017 and had a same store unit sales increase of 3.1% compared to a national decrease of 0.6%, Honda, which had a same store unit sales increase of 1.9% compared to a national increase of 0.2%, and Subaru, which had a same store unit sales increase of 7.1% compared to a national increase of 5.3%.

Our luxury brand unit volume decreased 7.8% during 2017 compared to a national average increase of 1.2%, primarily driven by BMW, which had a same store unit decrease of 15.3% compared to a national average decrease of 3.4% and Mercedes, which had a same store decrease of 3.3% compared to a national average decrease of 1.4%.

We seek to grow our new vehicle sales organically by gaining share in the markets we serve. To increase awareness and customer traffic, we use a combination of traditional, digital and social media advertisements to reach customers. We have established a company-wide target of achieving 25% higher sales than the national OEM average. In 2017, our sales were 9% higher than the national OEM average.

New vehicle gross profit increased 17.4% in 2017 compared to 2016, primarily driven by the increase in unit sales gained through dealership acquisitions. On a same store basis, new vehicle gross profit decreased 1.3% in 2017 compared to 2016. The decrease in unit sales on a same store basis, combined with a lower average gross profit per unit, resulted in a same store decline in gross profit.

On a same store basis, the average gross profit per new retail unit decreased $32, or 1.6%, in 2017 compared to 2016. Consumers are increasingly aware of our wholesale cost of vehicles and average transaction prices for new vehicle sales due to the proliferation of third-party providers distributing this information over the Internet. As a result, the average gross profit realized on new vehicle sales has been under pressure for the last several years across the automobile industry. In addition, we have pursued a volume-based strategy because this creates additional used vehicle trade-in opportunities, finance and insurance sales and future service work, which we believe will generate incremental business in future periods that will offset the lower new vehicle gross profit per unit that has occurred as a result of this strategy.

New vehicle gross profit increased 3.2% in 2016 compared to 2015, driven by dealership acquisitions. On a same store basis, gross profit decreased 1.6% in 2016 compared to 2015, primarily due to a greater number of vehicles sold, offset by a decline in the average gross profit per retail vehicle sold.

Used Vehicle Retail Revenue and Gross Profit

	Year Ended December 31,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Retail revenue	$2,544,379	$2,226,951	$317,428		14.3%
Retail gross profit	$286,835	$263,684	$23,151		8.8
Retail gross margin	11.3%	11.8%	(50	) bps

Retail units sold	129,913	113,498	16,415		14.5
Average selling price per retail unit	$19,585	$19,621	$(36)		(0.2)
Average gross profit per retail unit	$2,208	$2,323	$(115)		(5.0)

Same store
Retail revenue	$2,288,290	$2,204,795	$83,495		3.8%
Retail gross profit	$263,119	$261,589	$1,530		0.6
Retail gross margin	11.5%	11.9%	(40	) bps

Retail units sold	116,359	112,387	3,972		3.5
Average selling price per retail unit	$19,666	$19,618	$48		0.2
Average gross profit per retail unit	$2,261	$2,328	$(67)		(2.9)

	Year Ended December 31,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2016	2015
Reported
Retail revenue	$2,226,951	$1,927,016	$299,935		15.6%
Retail gross profit	$263,684	$241,249	$22,435		9.3
Retail gross margin	11.8%	12.5%	(70	) bps

Retail units sold	113,498	99,109	14,389		14.5
Average selling price per retail unit	$19,621	$19,443	$178		0.9
Average gross profit per retail unit	$2,323	$2,434	$(111)		(4.6)

Same store
Retail revenue	$2,119,831	$1,909,209	$210,622		11.0%
Retail gross profit	$251,484	$239,444	$12,040		5.0
Retail gross margin	11.9%	12.5%	(60	) bps

Retail units sold	107,519	98,235	9,284		9.5
Average selling price per retail unit	$19,716	$19,435	$281		1.4
Average gross profit per retail unit	$2,339	$2,437	$(98)		(4.0)

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

Same store sales of used vehicles increased (decreased) as follows:

	2017 compared to 2016	2016 compared to 2015
Manufacturer CPO vehicles	(2.7)%	11.1%
Core vehicles	6.2	12.2
Value autos	9.9	6.5
Overall	3.8	11.0

The same store sales increases in 2017 compared to 2016 were primarily driven by increased unit sales in our core and value auto categories of 6.2% and 9.9%, respectively. For core autos, same store increases in units sold were offset by decreases in average selling price and gross profit per unit of 0.1% and 1.0%, respectively. Value autos had an increase in average selling price of 5.4%, offset by a decrease of 2.9% in gross profit per unit. These increases were offset by a decrease in our CPO vehicles in 2017 compared to 2016, mainly related to our import and luxury stores. The same store increases in 2016 compared to 2015 were a result of increases in unit sales and average selling price as our mix shifted toward higher-priced CPO and core vehicles and away from value autos.

On average, in 2017 and 2016, each of our stores sold 67 and 66 retail used vehicle units per month, respectively. We continue to target increasing sales to 85 units per store per month.

Used retail vehicle gross profit increased 8.8% in 2017 compared to 2016, primarily driven by acquisitions. On a same store basis, gross profit increased 0.6% in 2017 compared to 2016, due to increased unit volume and increased average selling price, offset by margin declines. During the year, we began to see a flattening of certified pre-owned vehicle unit sales and a decrease in margins in all three categories due in part to an increase in the number of off-lease vehicles entering the used vehicle market as a result of increased new vehicle leasing since 2010.

Used retail vehicle gross profit dollars increased 9.3% in 2016 compared to 2015 due to acquisitions. On a same store basis, gross profit increased 5.0% in 2016 compared to 2015 due to increased unit volume and increased selling prices, offset by a decline in gross profit per unit.

Used Vehicle Wholesale Revenue and Gross Profit

	Year Ended December 31,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Wholesale revenue	$277,844	$276,616	$1,228		0.4%
Wholesale gross profit	$4,786	$4,313	$473		11.0
Wholesale gross margin	1.7%	1.6%	10	bps

Wholesale units sold	43,912	40,615	3,297		8.1
Average selling price per wholesale unit	$6,327	$6,811	$(484)		(7.1)
Average gross profit per retail unit	$109	$106	$3		2.8

Same store
Wholesale revenue	$238,474	$273,679	$(35,205)		(12.9)%
Wholesale gross profit	$4,019	$4,394	$(375)		(8.5)
Wholesale gross margin	1.7%	1.6%	10	bps

Wholesale units sold	37,150	40,349	(3,199)		(7.9)
Average selling price per wholesale unit	$6,419	$6,783	$(364)		(5.4)
Average gross profit per retail unit	$108	$109	$(1)		(0.9)

	Year Ended December 31,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2016	2015
Reported
Wholesale revenue	$276,616	$261,530	$15,086		5.8%
Wholesale gross profit	$4,313	$4,457	$(144)		(3.2)
Wholesale gross margin	1.6%	1.7%	(10	) bps

Wholesale units sold	40,615	38,167	2,448		6.4
Average selling price per wholesale unit	$6,811	$6,852	$(41)		(0.6)
Average gross profit per retail unit	$106	$117	$(11)		(9.4)

Same store
Wholesale revenue	$260,809	$259,772	$1,037		0.4%
Wholesale gross profit	$4,171	$4,606	$(435)		(9.4)
Wholesale gross margin	1.6%	1.8%	(20	) bps

Wholesale units sold	38,158	37,909	249		0.7
Average selling price per wholesale unit	$6,835	$6,853	$(18)		(0.3)
Average gross profit per retail unit	$109	$122	$(13)		(10.7)

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to inventory age or other factors. Wholesale vehicles are typically sold at or near inventory cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2017	2016
Reported
Revenue	$385,863	$330,922	$54,941	16.6%
Average finance and insurance per retail unit	1,299	1,276	23	1.8

Same store
Revenue	$347,583	$329,031	$18,552	5.6%
Average finance and insurance per retail unit	1,333	1,280	53	4.1

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2016	2015
Reported
Revenue	$330,922	$283,018	$47,904	16.9%
Average finance and insurance per retail unit	1,276	1,196	80	6.7

Same store
Revenue	$317,015	$281,351	$35,664	12.7%
Average finance and insurance per retail unit	1,291	1,198	93	7.8

The increase in finance and insurance revenue in 2017 compared to 2016 was primarily due to acquisitions combined with expanded product offerings. Third-party extended warranty and insurance contracts yield higher profit margins than vehicle sales and contribute significantly to our profitability. During 2017, we focused on expanding the products available through our primary underwriter to drive additional profitability despite relatively flat penetration rates. Finance and insurance sales in 2016 compared to 2015 increased primarily due to increased volume, complemented by increased finance and insurance penetration rates.

Trends in same store penetration rates for total new and used retail vehicles sold are detailed below:

	2017	2016	2015
Vehicle financing	76%	76%	77%
Service contracts	44%	44%	42%
Lifetime lube, oil and filter contracts	25%	26%	25%

In 2017, penetration rates remained relatively consistent with 2016. In 2016, the improved penetration rates associated with service contracts was a main contributor to the increase in finance and insurance revenues. We seek to increase our penetration rates in all categories on the number of vehicles that we sell and to offer a comprehensive suite of products. We target an average F&I per unit retailed of $1,450. We believe improved performance from sales training and revised pay plans will be critical factors in achieving this target.

Service, Body and Parts Revenue and Gross Profit

	Year Ended December 31,		Increase (Decrease)		% Increase
(Dollars in thousands)	2017	2016
Reported
Customer pay	$547,102	$462,492	$84,610		18.3%
Warranty	239,834	199,049	40,785		20.5
Wholesale parts	153,059	123,440	29,619		24.0
Body shop	75,778	59,524	16,254		27.3
Total service, body and parts	$1,015,773	$844,505	$171,268		20.3

Service, body and parts gross profit	$493,124	$410,283	$82,841		20.2%
Service, body and parts gross margin	48.5%	48.6%	(10	) bps

Same store
Customer pay	$481,796	$457,782	$24,014		5.2%
Warranty	207,074	197,428	9,646		4.9
Wholesale parts	126,375	122,001	4,374		3.6
Body shop	61,977	57,791	4,186		7.2
Total service, body and parts	$877,222	$835,002	$42,220		5.1

Service, body and parts gross profit	$428,169	$405,661	$22,508		5.5%
Service, body and parts gross margin	48.8%	48.6%	20	bps

	Year Ended December 31,		Increase (Decrease)		% Increase
(Dollars in thousands)	2016	2015
Reported
Customer pay	$462,492	$414,197	$48,295		11.7%
Warranty	199,049	165,902	33,147		20.0
Wholesale parts	123,440	111,557	11,883		10.7
Body shop	59,524	47,334	12,190		25.8
Total service, body and parts	$844,505	$738,990	$105,515		14.3

Service, body and parts gross profit	$410,283	$363,921	$46,362		12.7%
Service, body and parts gross margin	48.6%	49.2%	(60	) bps

Same store
Customer pay	$437,650	$408,740	$28,910		7.1%
Warranty	187,410	164,213	23,197		14.1
Wholesale parts	112,393	110,754	1,639		1.5
Body shop	55,099	47,334	7,765		16.4
Total service, body and parts	$792,552	$731,041	$61,511		8.4

Service, body and parts gross profit	$387,091	$359,834	$27,257		7.6%
Service, body and parts gross margin	48.8%	49.2%	(40	) bps

We provide service, body and parts for the new vehicle brands sold by our stores as well as service and repairs for most other makes and models. Our parts and service operations are an integral part of our customer retention and the largest contributor of our overall profitability. Earnings from service, body and parts have historically been more resilient during economic downturns, when owners have tended to repair their existing vehicles rather than buy new vehicles.

Our service, body and parts sales grew in all areas in 2017 compared to 2016 and in 2016 compared to 2015. The growth in 2017 was primarily due to acquisitions, combined with more late-model units in operation, offset by one less service day during the year. The growth in 2016 was mainly due to more late-model units in operation as new vehicle sales volumes increased annually from 2010 to 2016. We believe this increase in units in operation will continue to benefit our service, body and parts sales in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively priced routine maintenance and through our marketing efforts. We increased our same store customer pay business 5.2% in 2017 compared to 2016 and by 7.1% in 2016 compared to 2015.

Same store warranty sales increased 4.9% in 2017 compared to 2016, primarily due to increases related to Chrysler and Ford of 11.4% and 11.7%, respectively, offset by decreases related to Honda and Toyota of 16.6% and 11.5%, respectively, as warranty work related to recalls was more significant in 2016. Same store warranty sales increased 14.1% in 2016 compared to 2015, primarily due to significant vehicle recalls across multiple manufacturers. Additionally, we saw increases in warranty sales due to the growing number of units in operation. Routine maintenance, such as oil changes, offered by certain brands, including BMW, Toyota and General Motors, for two to four years after a vehicle is sold, provides for future work as consumers return to the franchised dealer for this maintenance item.

Increases (decreases) in same-store warranty work by segment were as follows:

	2017 compared to 2016	2016 compared to 2015
Domestic	9.1%	10.5%
Import	(1.5)	28.1
Luxury	11.0	(1.1)

Same store wholesale parts revenue grew 3.6% and 1.5%, respectively, in 2017 compared to 2016 and in 2016 compared to 2015, primarily due to increased parts sales to independent repair shops, competing new vehicle dealers and wholesale accounts.

Same store body shop grew 7.2% and 16.4%, respectively, in 2017 compared to 2016 and in 2016 compared to 2015. These increases were due to increased productivity as we increased capacity and improved work flow. We focus on obtaining direct repair relationships with insurance companies as a strategy to increase business.

Same store service, body and parts gross profit increased 5.5% and 7.6%, respectively, in 2017 compared to 2016 and in 2016 compared to 2015. The growth in gross profit in 2017 compared to 2016 was relatively consistent with revenue growth. Our gross profit growth in 2016 compared to 2015 was relatively consistent with revenue growth, as well with the continued growth in warranty work in 2016 compared to 2015.

Segments
Certain financial information by segment is as follows:

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Revenues:
Domestic	$3,845,830	$3,381,715	$464,115	13.7%
Import	4,432,760	3,764,255	668,505	17.8
Luxury	1,810,085	1,528,760	281,325	18.4
	10,088,675	8,674,730	1,413,945	16.3
Corporate and other	(2,165)	3,427	(5,592)	(163.2)
	$10,086,510	$8,678,157	$1,408,353	16.2

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2016	2015
Revenues:
Domestic	$3,381,715	$3,038,883	$342,832	11.3%
Import	3,764,255	3,330,949	433,306	13.0
Luxury	1,528,760	1,490,632	38,128	2.6
	8,674,730	7,860,464	814,266	10.4
Corporate and other	3,427	3,788	(361)	(9.5)
	$8,678,157	$7,864,252	$813,905	10.3

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Segment income*:
Domestic	$105,208	$106,210	$(1,002)	(0.9)%
Import	117,776	110,204	7,572	6.9
Luxury	37,022	31,467	5,555	17.7
	260,006	247,881	12,125	4.9
Corporate and other	167,366	114,321	53,045	46.4
Depreciation and amortization	(57,722)	(49,369)	8,353	16.9
Other interest expense	(34,776)	(23,207)	11,569	49.9
Other (expense) income, net	12,195	(6,103)	18,298	NM
Income before income taxes	$347,069	$283,523	$63,546	22.4

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2016	2015
Segment income*:
Domestic	$106,210	$115,145	$(8,935)	(7.8)%
Import	110,204	98,751	11,453	11.6
Luxury	31,467	36,391	(4,924)	(13.5)
	247,881	250,287	(2,406)	(1.0)
Corporate and other	114,321	74,514	39,807	53.4
Depreciation and amortization	(49,369)	(41,600)	7,769	18.7
Other interest expense	(23,207)	(19,491)	3,716	19.1
Other (expense) income, net	(6,103)	(1,006)	5,097	NM
Income before income taxes	$283,523	$262,704	$20,819	7.9
*Segment income for each reportable segment is defined as Income before income taxes, depreciation and amortization, other interest expense and other (expense) income, net.

NM - Not meaningful

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
	2017	2016
Retail new vehicle unit sales:
Domestic	53,288	47,707	5,581	11.7%
Import	94,634	80,769	13,865	17.2
Luxury	19,597	17,591	2,006	11.4
	167,519	146,067	21,452	14.7
Allocated to management	(373)	(295)	(78)	(26.4)
	167,146	145,772	21,374	14.7

	Year Ended December 31,		Increase	% Increase
	2016	2015
Retail new vehicle unit sales:
Domestic	47,707	45,080	2,627	5.8%
Import	80,769	75,091	5,678	7.6
Luxury	17,591	17,556	35	0.2
	146,067	137,727	8,340	6.1
Allocated to management	(295)	(241)	54	22.4
	145,772	137,486	8,286	6.0

Domestic
A summary of financial information for our Domestic segment follows:

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2017	2016
Revenue	$3,845,830	$3,381,715	$464,115	13.7%
Segment income	$105,208	$106,210	$(1,002)	(0.9)
Retail new vehicle unit sales	53,288	47,707	5,581	11.7

	Year Ended December 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2016	2015
Revenue	$3,381,715	$3,038,883	$342,832	11.3%
Segment income	$106,210	$115,145	$(8,935)	(7.8)
Retail new vehicle unit sales	47,707	45,080	2,627	5.8

Revenues in our Domestic segment increased in all major business lines in 2017 compared to 2016, primarily related to opening one and acquiring five stores during 2017. New vehicle unit sales increased 11.7% overall, but declined 1.6% on a same store basis. Additionally, our Domestic stores increased their used vehicle unit sales, improved finance and insurance income per retail unit and experienced strong growth in service, body and parts revenues. The acquisition of eight stores in 2016 contributed 3.7% of the 11.3% increase.

Our Domestic segment income decreased 0.9% in 2017 compared to 2016. The decrease in segment income was due to gross profit growth of 14.1% offset by a 16.5% increase in SG&A and a 39.5% increase in floor plan interest expense. Our domestic segment experienced increases in all areas of SG&A during 2017. Increases in floor plan interest were primarily driven by increasing rates, compounded by increased volume related to acquisitions, as well as higher inventory levels at existing stores.

The decrease in our Domestic operating results in 2016 compared to 2015 was primarily a result of increased SG&A expenses, which offset an increase in gross profits. The increase in SG&A during 2016 was primarily driven by increased variable costs associated with increased sales volume and the acquisition of eight stores.

Import
A summary of financial information for our Import segment follows:

	Year Ended December 31,			%
(Dollars in thousands)	2017	2016	Increase	Increase
Revenue	$4,432,760	$3,764,255	$668,505	17.8%
Segment income	$117,776	$110,204	$7,572	6.9
Retail new vehicle unit sales	94,634	80,769	13,865	17.2

	Year Ended December 31,			%
(Dollars in thousands)	2016	2015	Increase	Increase
Revenue	$3,764,255	$3,330,949	$433,306	13.0%
Segment income	$110,204	$98,751	$11,453	11.6
Retail new vehicle unit sales	80,769	75,091	5,678	7.6

The increase in our Import segment revenue in 2017 compared to 2016 resulted from increases in all business lines. On a same store basis, new vehicle unit sales for our Import stores outpaced national performance. Additionally, Import revenues benefited from improved used vehicle sales due to increased volume, increased finance and insurance revenues as a result of increased volume and finance and insurance income per retail unit sold and improved service, body and parts revenues. The acquisition of nine stores contributed 8.3% of the 17.8% increase.

Our segment income increased 6.9% in 2017 compared to 2016 mainly due to the improvements in all revenue categories discussed above and an increase in gross profit, offset by increases in SG&A and floor plan interest expenses. Gross profit for our import segment increased 17.0% in 2017 compared to 2016, in line with our revenues. Our Import segment experienced a 17.8% increase in SG&A, primarily driven by increases in all areas excluding personnel and rent, which remained steady. Floor plan interest expense increased 55.3% during 2017 and was a significant contributor to lower segment income growth compared to 2016. This increase was driven by a combination of increased volume due to the acquisition of nine stores during 2017, increased inventory levels at existing stores and increasing interest rates.

Improvements in our Import operating results in 2016 compared to 2015 were primarily a result of increased revenues in all major business lines and a slight increase in gross margins, while maintaining a consistent SG&A as a percent of gross profit.

Luxury
A summary of financial information for our Luxury segment follows:

	Year Ended December 31,			%
(Dollars in thousands)	2017	2016	Increase	Increase
Revenue	$1,810,085	$1,528,760	$281,325	18.4%
Segment income	$37,022	$31,467	$5,555	17.7
Retail new vehicle unit sales	19,597	17,591	2,006	11.4

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$1,528,760	$1,490,632	$38,128	2.6%
Segment income	$31,467	$36,391	$(4,924)	(13.5)
Retail new vehicle unit sales	17,591	17,556	35	0.2

Our Luxury segment revenue increased in 2017 compared to 2016 primarily due to our acquisition of four stores and improvements in finance and insurance and service body and parts revenues. New vehicle unit sales declined 7.8% on a same store basis mainly related to our BMW and Mercedes franchises.

Our Luxury segment income increased 17.7% in 2017 compared to 2016. This increase was due to gross profit growth of 17.6%, offset by an increase in SG&A of 16.0%, primarily related to an increase in advertising expense, and an increase in floor plan interest expense of 43.3%. As a percentage of gross profit, SG&A decreased 109 basis points in 2017 compared to 2016. The 43.3% increase in floor plan interest expense during 2017 was due to a combination of increased volume from acquisitions, increased volume at existing stores and rising interest rates.

Our Luxury segment revenue increased in 2016 compared to 2015 primarily due to our acquisition of one store and improvements in finance and insurance and service body and parts revenues. New vehicle unit sales declined 3.7% on a same store basis mainly related to our BMW, Audi and Mercedes franchises. Our Luxury segment income decreased in 2016 compared to 2015 primarily related to increases in our SG&A and floor plan interest expense that outpaced growth in revenues and gross profits.

See Note 18 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Corporate and Other
Revenue attributable to Corporate and other includes the results of operations of our stand-alone collision center, offset by certain unallocated reserve and elimination adjustments related to vehicle sales.

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2017	2016	(Decrease)	(Decrease)
Revenue	$(2,165)	$3,427	$(5,592)	NM
Segment income	$167,366	$114,321	$53,045	46.4%

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Revenue	$3,427	$3,788	$(361)	(9.5)%
Segment income	$114,321	$74,514	$39,807	53.4
NM - not meaningful

The decreases in Corporate and other revenues in 2017 compared to 2016 and in 2016 compared to 2015 were primarily related to changes in certain reserves that are not specifically identified with our domestic, import or luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores. Corporate and other revenues were affected in 2017 by an increase in internal corporate vehicle purchases and leases with our stores resulting in negative revenues.

These internal corporate expense allocations are also used to increase comparability of our dealerships and reflect the capital burden a stand-alone dealership would experience. Examples of these internal allocations include internal rent expense, internal floor plan financing charges, and internal fees charged to offset employees within our corporate headquarters who perform certain dealership functions.

The increases in Corporate and other segment income in 2017 compared to 2016 and 2016 compared to 2015 were related to increased internal corporate expense allocations and increased store count. Additionally, 2015 included an $18.3 million charge associated with a transition agreement. See Note 15 of Notes to Consolidated Financial Statements for additional information regarding the transition agreement.

Asset Impairment Charges
Asset impairments recorded as a component of operations consist of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Equity-method investment	$—	$13,992	$16,521
Long-lived assets	—	—	3,603

We recorded asset impairments in 2016 and 2015 associated with our equity-method investment in a limited liability company that participated in the NMTC Program. We evaluated this equity-method investment at the end of each reporting period and identified indications of loss resulting from other than temporary declines in value. We exited this equity-method investment in December 2016.

Additionally, in 2015, we recorded asset impairments of $3.6 million associated with certain properties and equipment. As the expected future use of these facilities and equipment changed, the long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value.

See Notes 1, 4, 12 and 17 of Notes to Consolidated Financial Statements for additional information.

Selling, General and Administrative Expense (“SG&A”)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Year Ended December 31,
(Dollars in thousands)	2017	2016	Increase	% Increase
Personnel	$695,527	$597,185	$98,342	16.5%
Advertising	93,312	81,363	11,949	14.7
Rent	33,399	26,785	6,614	24.7
Facility costs	55,813	43,883	11,930	27.2
Other	171,327	150,374	20,953	13.9
Total SG&A	$1,049,378	$899,590	$149,788	16.7

	Year Ended December 31,		Increase
As a % of gross profit	2017	2016	(Decrease)
Personnel	45.9%	45.9%	—
Advertising	6.2	6.3	(10)
Rent	2.2	2.1	10
Facility costs	3.7	3.4	30
Other	11.2	11.4	(20)
Total SG&A	69.2%	69.1%	10	bps

	Year Ended December 31,
(Dollars in thousands)	2016	2015	Increase	% Increase
Personnel	$597,185	$556,719	$40,466	7.3%
Advertising	81,363	69,935	11,428	16.3
Rent	26,785	23,817	2,968	12.5
Facility costs	43,883	39,738	4,145	10.4
Other	150,374	120,966	29,408	24.3
Total SG&A	$899,590	$811,175	$88,415	10.9

	Year Ended December 31,		Increase
As a % of gross profit	2016	2015	(Decrease)
Personnel	45.9%	47.4%	(150	) bps
Advertising	6.3	5.9	40
Rent	2.1	2.0	10
Facility costs	3.4	3.4	—
Other	11.4	10.3	110
Total SG&A	69.1%	69.0%	10	bps

SG&A increased $149.8 million in 2017 compared to 2016, primarily due to acquisitions. Additionally, SG&A in 2017 included $5.6 million of storm related insurance charges and $5.7 million in acquisition expenses, offset by a $5.1 million gain on the sale of one of our stores.

SG&A increased $88.4 million in 2016 compared to 2015, primarily driven by increased variable cost associated with increased sales volume and store count. Additionally, SG&A in 2016 included a $3.9 million legal reserve adjustment, offset by a $1.1 million gain associated with the sale of one of our stores.

SG&A adjusted for non-core charges was as follows (in thousands):

	Year Ended December 31,			%
(Dollars in thousands)	2017	2016	Increase	Increase
Personnel	$695,527	$597,185	$98,342	16.5%
Advertising	93,312	81,363	11,949	14.7
Rent	33,399	26,785	6,614	24.7
Facility costs	60,918	44,971	15,947	35.5
Other	160,091	146,437	13,654	9.3
Total SG&A	$1,043,247	$896,741	$146,506	16.3

	Year Ended December 31,		Increase
As a % of gross profit	2017	2016	(Decrease)
Personnel	45.9%	45.9%	—
Advertising	6.2	6.3	(10)
Rent	2.2	2.1	10
Facility costs	4.0	3.5	50
Other	10.5	11.1	(60)
Total SG&A	68.8%	68.9%	(10	) bps

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Personnel	$597,185	$538,423	$58,762	10.9%
Advertising	81,363	69,935	11,428	16.3
Rent	26,785	23,817	2,968	12.5
Facility costs	44,971	45,656	(685)	(1.5)
Other	146,437	120,967	25,470	21.1
Total SG&A	$896,741	$798,798	$97,943	12.3

	Year Ended December 31,		Increase
As a % of gross profit	2016	2015	(Decrease)
Personnel	45.9%	45.8%	10	bps
Advertising	6.3	5.9	40
Rent	2.1	2.0	10
Facility costs	3.5	3.9	(40)
Other	11.1	10.3	80
Total SG&A	68.9%	67.9%	100	bps

See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization related to tradenames.

	Year Ended December 31,			%
(Dollars in thousands)	2017	2016	Increase	Increase
Depreciation and amortization	$57,722	$49,369	$8,353	16.9%

	Year Ended December 31,			%
(Dollars in thousands)	2016	2015	Increase	Increase
Depreciation and amortization	$49,369	$41,600	$7,769	18.7%

Acquisition activity contributed to the increases in depreciation and amortization in 2017 compared to 2016 and in 2016 compared to 2015. During 2017, we purchased approximately $105 million in depreciable buildings and improvements as a part of our acquisitions of Baierl Auto Group and Downtown LA Auto Group. During 2016, we purchased approximately $27 million in depreciable buildings and improvements as a part of the acquisition of Carbone Auto Group. Capital expenditures totaled $105.4 million and $100.8 million, respectively, in 2017 and 2016. These investments increase the amount of depreciable assets. See the discussion under Liquidity and Capital Resources for additional information.

Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

	Year Ended December 31,
	2017	2016	2015
Operating margin	4.1%	3.9%	3.8%
Operating margin adjusted for non-core charges(1)	4.1%	4.1%	4.3%

(1)	See “Non-GAAP Reconciliations” for additional information.

In 2017, our operating margin improved 20 basis points compared to 2016. Adjusting for non-core charges, including storm related insurance charges and acquisition expenses, our operating margin remained flat compared to 2016 at 4.1%. In 2016, our operating margin was affected by acquisition activity, as well as a legal reserve adjustment. Adjusting for those non-core charges, our operating margin was 4.1% in 2016. Acquired stores generally have a lower operating efficiency than our other stores and negatively impact our operating margin as we integrate them into our cost structure.

In 2015, our operating margin was affected by asset impairments and a charge of $18.3 million associated with a transition agreement. Adjusting for those non-core charges, our operating margin was 4.3%% in 2015.

Floor Plan Interest Expense and Floor Plan Assistance
Floor plan interest expense increased $13.8 million in 2017 compared to 2016, due to an increase in inventory levels related to acquisitions, an increase in existing store levels, and increasing interest rates. Changes in the average outstanding balances on our floor plan facilities increased the expense $5.1 million and changes in the interest rates on our floor plan facilities increased the expense $8.7 million during 2017 compared to 2016.

Floor plan interest expense increased $6.0 million in 2016 compared to 2015, primarily as a result of increases in the average outstanding balances on our floor plan facilities due to an increase in new vehicle inventory levels. Changes in the average outstanding balances on our floor plan facilities increased the expense $4.3 million and changes in the interest rates on our floor plan facilities increased the expense $1.7 million during 2016 compared to 2015.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned:

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2017	2016	(Decrease)	(Decrease)
Floor plan interest expense (new vehicles)	$39,336	$25,531	$13,805	54.1%
Floor plan assistance (included as an offset to cost of sales)	(55,962)	(46,328)	9,634	20.8
Net new vehicle carrying costs (benefit)	$(16,626)	$(20,797)	$(4,171)	(20.1)

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2016	2015	(Decrease)	(Decrease)
Floor plan interest expense (new vehicles)	$25,531	$19,534	$5,997	30.7%
Floor plan assistance (included as an offset to cost of sales)	(46,328)	(41,438)	4,890	11.8
Net new vehicle carrying costs (benefit)	$(20,797)	$(21,904)	$(1,107)	(5.1)

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Year Ended December 31,		Increase	% Increase
(Dollars in thousands)	2017	2016	(Decrease)	(Decrease)
Mortgage interest	$19,054	$15,102	$3,952	26.2%
Other interest	16,246	8,519	7,727	90.7
Capitalized interest	(524)	(414)	110	26.6
Total other interest expense	$34,776	$23,207	$11,569	49.9

	Year Ended December 31,		Increase	%
(Dollars in thousands)	2016	2015	(Decrease)	Increase
Mortgage interest	$15,102	$13,295	$1,807	13.6%
Other interest	8,519	6,646	1,873	28.2
Capitalized interest	(414)	(450)	(36)	(8.0)
Total other interest expense	$23,207	$19,491	$3,716	19.1

The increase in other interest expense in 2017 compared to 2016 was primarily due to the issuance of $300 million in aggregate principal amount of 5.25% Senior Notes due 2025 in July 2017 and increases in mortgage borrowings related to acquisitions. See also Note 6 of Notes to Consolidated Financial Statements for additional information.

The increase in other interest expense in 2016 compared to 2015 was primarily due to an increase in other interest related to higher volumes of borrowing on our credit facility and higher mortgage borrowings.

Other (Expense) Income, net
Other (expense) income, net primarily includes other income associated with legal settlements with the OEMs, interest income and the gains and losses related to equity-method investments.

	Year Ended December 31,			%
(Dollars in thousands)	2017	2016	Increase	Increase
Other (expense) income, net	$12,195	$(6,103)	$18,298	NM

	Year Ended December 31,			%
(Dollars in thousands)	2016	2015	Increase	Increase
Other (expense) income, net	$(6,103)	$(1,006)	$5,097	NM
NM - Not meaningful.

The increase in other (expense) income, net in 2017 compared to 2016 was primarily due to a $9.1 million gain related to legal settlements with OEMs recorded in the first quarter of 2017 compared to $8.3 million in operating losses recorded in 2016 related to our equity-method investment with U.S. Bancorp Community Development Corporation, which we exited in December 2016. Other (expense) income, net, recorded in 2015 was primarily due to operating losses of $6.9 million recognized related to our equity-method investment with U.S. Bancorp Community Development Corporation.

Income Tax Provision
Our effective income tax rate was as follows:

	Year Ended December 31,
	2017	2016	2015
Effective income tax rate	29.3%	30.5%	30.3%
Effective income tax rate excluding tax credits generated through our equity-method investment and other non-core items(1)	38.7%	38.6%	38.4%

(1)	See “Non-GAAP Reconciliations” for more details.

Our effective income tax rate in 2017 was positively impacted by the enactment of tax legislation commonly known as the Tax Cuts and Jobs Act, signed into law on Friday, December 22, 2017, which required a revaluation of all deferred tax assets and deferred tax liabilities as of the date the legislation was signed. Additionally, our effective income tax rate in 2017 was positively impacted by excess tax benefits related to our stock-based compensation as a result of the adoption of new guidance that was applied prospectively beginning in 2017. Partially offsetting these benefits were negative impacts from an increasing presence in states with higher income tax rates. Our effective income tax rates in 2016 and 2015 were positively affected by new markets tax credits that were generated through our equity-method investment with U.S. Bancorp Community Development Corporation.

Excluding the revaluation of deferred tax assets and liabilities as a result of the enactment of new legislation, tax credits generated by our equity-method investment and other non-core tax attributes, our effective income tax rate for 2017 would have been 38.7%, an increase of 10 basis points compared to the rate for 2016.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (dollars in thousands, except per share amounts):

	Year Ended December 31, 2017
	As reported	Insurance Reserves	Acquisition expense	OEM Settlement	Disposal gain on sale of stores	Tax reform	Adjusted
Selling, general and administrative	$1,049,378	$(5,582)	$(5,653)	$—	$5,104	$—	$1,043,247

Operating income	408,986	5,582	5,653	—	(5,104)	—	415,117

Other (expense) income, net	12,195	—	—	(9,111)	—	—	3,084

Income before income taxes	$347,069	$5,582	$5,653	$(9,111)	$(5,104)	$—	$344,089
Income tax (provision) benefit	(101,852)	(2,174)	(2,202)	3,423	2,482	(32,901)	(133,224)
Net income	$245,217	$3,408	$3,451	$(5,688)	$(2,622)	$(32,901)	$210,865

Diluted net income per share	$9.75	$0.14	$0.14	$(0.23)	$(0.10)	$(1.31)	$8.39
Diluted share count	25,145

	Year Ended December 31, 2016
	As reported	Disposal gain on sale of stores	Equity-method investment	Legal Reserve	Tax attribute	Adjusted
Asset impairments	$13,992	$—	$(13,992)	$—	$—	$—

Selling, general and administrative	899,590	1,087	—	(3,936)	—	896,741

Operating income	338,364	(1,087)	13,992	3,936	—	355,205

Other (expense) income, net	(6,103)	—	8,262	—	—	2,159

Income before income taxes	$283,523	$(1,087)	$22,254	$3,936	$—	$308,626
Income tax (provision) benefit	(86,465)	426	(28,530)	(3,250)	(1,320)	(119,139)
Net income	$197,058	$(661)	$(6,276)	$686	$(1,320)	$189,487

Diluted net income per share	$7.72	$(0.03)	$(0.25)	$0.03	$(0.05)	$7.42
Diluted share count	25,521

	Year Ended December 31, 2015
	As reported	Disposal gain on sale of stores	Asset impairment	Equity-method investment	Transition Agreement	Adjusted
Asset impairments	$20,124	$—	$(3,603)	$(16,521)	$—	$—

Selling, general and administrative	811,175	5,919	—	—	(18,296)	798,798

Income from operations	302,735	(5,919)	3,603	16,521	18,296	335,236

Other (expense) income, net	(1,006)	—	—	6,930	—	5,924

Income before income taxes	$262,704	$(5,919)	$3,603	$23,451	$18,296	$302,135
Income tax (provision) benefit	(79,705)	2,309	(1,385)	(30,832)	(6,507)	(116,120)
Net income	$182,999	$(3,610)	$2,218	$(7,381)	$11,789	$186,015

Diluted net income per share	$6.91	$(0.14)	$0.08	$(0.28)	$0.45	$7.02
Diluted share count	26,490

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

Available Sources
Below is a summary of our immediately available funds (in thousands):

	As of December 31,			%
	2017	2016	Increase	Increase
Cash and cash equivalents	$57,253	$50,282	$6,971	13.9%
Available credit on the credit facilities	222,502	138,090	84,412	61.1
Total current available funds	279,755	188,372	91,383	48.5
Estimated funds from unfinanced real estate	236,135	168,383	67,752	40.2
Total estimated available funds	$515,890	$356,755	$159,135	44.6

Cash flows generated by operating activities and from our credit facility are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of December 31, 2017, our unencumbered owned operating real estate had a book value of $314.8 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $236.1 million at December 31, 2017; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

In July 2017, we issued $300 million in aggregate principal amount of Senior Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. We used the net proceeds for general corporate purposes, including funding acquisitions, capital expenditures and debt repayment.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$148,856	$90,905	$79,551
Net cash used in investing activities	(538,198)	(351,693)	(169,733)
Net cash provided by financing activities	396,313	266,062	105,292

Operating Activities
Cash provided by operating activities increased $58.0 million in 2017 compared to 2016, primarily as a result of increased profitability and a decrease in trade receivables growth related to the timing of collections, partially offset by an increase in inventories related to increasing volumes at existing locations, compared to the previous year's cash flows.

Borrowings from and repayments to our syndicated lending group related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory and the associated financing, we also consider our net cash provided by operating activities adjusted to include cash activity associated with our new vehicle credit facility.

Adjusted net cash provided by operating activities is presented below (in thousands):

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Net cash provided by operating activities – as reported	$148,856	$90,905	$57,951
Add: Net borrowings on floor plan notes payable: non-trade	241,479	252,893	(11,414)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(111,017)	(94,550)	(16,467)
Net cash provided by operating activities – adjusted	$279,318	$249,248	$30,070

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
Net cash provided by operating activities – as reported	$90,905	$79,551	$11,354
Add: Net borrowings on floor plan notes payable: non-trade	252,893	136,201	116,692
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(94,550)	(25,642)	(68,908)
Net cash provided by operating activities – adjusted	$249,248	$190,110	$59,138

Inventories are the most significant component of our cash flow from operations. As of December 31, 2017, our new vehicle days supply was 69 days, or one day higher than our days supply as of December 31, 2016. Our days supply of used vehicles was 67 days as of December 31, 2017, or eleven days higher than our days supply as of December 31, 2016. We attribute the increase in used vehicle days supply to a combination of an increasing supply of off-lease vehicles and the integration of newly acquired stores, which ended the year with higher days supply than our other stores. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $538.2 million and $351.7 million, respectively, for 2017 and 2016. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities (in thousands):

	Year Ended December 31,		Increase
	2017	2016	(Decrease)
Capital expenditures	$(105,378)	$(100,761)	$(4,617)
Cash paid for acquisitions, net of cash acquired	(460,394)	(234,700)	(225,694)
Cash paid for other investments	(8,570)	(30,280)	21,710
Proceeds from sales of stores	20,943	11,837	9,106

	Year Ended December 31,		Increase
	2016	2015	(Decrease)
Capital expenditures	$(100,761)	$(83,244)	$(17,517)
Cash paid for acquisitions, net of cash acquired	(234,700)	(71,615)	(163,085)
Cash paid for other investments	(30,280)	(28,110)	(2,170)
Proceeds from sales of stores	11,837	12,966	(1,129)

Capital Expenditures
Below is a summary of our capital expenditure activities (in thousands):

	Year Ended December 31,
	2017	2016	2015
Post-acquisition capital improvements	$41,193	$31,489	$32,802
Facilities for open points	511	—	3,338
Purchases of previously leased facilities	—	24,016	9,946
Existing facility improvements	29,563	24,249	20,245
Maintenance	34,111	21,007	16,913
Total capital expenditures	$105,378	$100,761	$83,244

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

We expect to make expenditures of approximately $131 million in 2018 for capital improvements at recently acquired stores, purchases of land for expansion of existing stores, facility image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

Acquisitions
We focus on acquiring stores at opportunistic purchase prices that meet our return thresholds and strategic objectives. We look for acquisitions that diversify our brand and geographic mix as we continue to evaluate our portfolio to minimize exposure to any one manufacturer and achieve financial returns.

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by these transactions are recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Number of stores acquired	18	15	6
Number of stores opened	1	1	1
Number of franchises added	—	1	1

Cash paid for acquisitions, net of cash acquired	$(460,394)	$(234,700)	$(71,615)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	111,017	94,550	25,642
Cash paid for acquisitions, net of cash acquired – adjusted	$(349,377)	$(140,150)	$(45,973)

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Year Ended December 31,
	2017	2016	2015
Cash provided by financing activities, as reported	$396,313	$266,062	$105,292
Less: cash provided by borrowings of floor plan notes payable: non-trade	(241,479)	(252,893)	(136,201)
Cash provided by (used in) financing activities, as adjusted	$154,834	$13,169	$(30,909)

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above (in thousands):

	Year Ended December 31,		Increase (Decrease) in
	2017	2016	Cash Flow
Net borrowings (repayments) on lines of credit	$(81,717)	$121,261	$(202,978)
Principal payments on long-term debt and capital leases, other	(50,288)	(27,703)	(22,585)
Proceeds from the issuance of long-term debt	395,905	66,466	329,439
Payments of debt issuance costs	(4,664)	—	(4,664)
Repurchases of common stock	(33,753)	(112,939)	79,186
Dividends paid	(26,544)	(24,131)	(2,413)
Other financing activity	(33,396)	—	(33,396)

	Year Ended December 31,		Increase (Decrease) in
	2016	2015	Cash Flow
Net borrowings (repayments) on lines of credit	$121,261	$(36,523)	$157,784
Principal payments on long-term debt, unscheduled	(27,703)	(9,189)	(18,514)
Proceeds from the issuance of long-term debt	66,466	75,675	(9,209)
Repurchases of common stock	(112,939)	(31,548)	(81,391)
Dividends paid	(24,131)	(19,985)	(4,146)

Borrowing and Repayment Activity
During 2017, we raised net proceeds of $395.9 million through the issuance of our Senior Notes and mortgages and borrowed $81.7 million, net, on our lines of credit. These funds were primarily used for acquisitions, share repurchases and capital expenditures.

Our debt to total capital ratio, excluding floor plan notes payable, was 49.2% at December 31, 2017 compared to 46.5% at December 31, 2016. We partially funded our 2017 acquisition activity with additional debt.

Equity Transactions
Under the share repurchase program authorized by our Board of Directors and repurchases associated with stock compensation activity, we repurchased 361,457 shares of our Class A common stock at an average price of $93.38 per share in 2017. As of December 31, 2017, we had $162.6 million available for repurchase under our share repurchase program. The authority to repurchase does not have an expiration date.

In order to lower the average cost of acquiring shares in our ongoing share repurchase program, in December 2017, we entered into a structured repurchase agreement involving the use of capped call options for the purchase of our Class A common stock. We paid a fixed sum upon execution of the agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of the agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium. If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We paid net premiums of $33.4 million in December 2017 to enter this agreement and, as of December 31, 2017, the options were outstanding.

During 2017, we paid dividends on our Class A and Class B Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2017	$0.25	$6,292
May 2017	0.27	6,760
August 2017	0.27	6,751
November 2017	0.27	6,741

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

	Outstanding as of December 31, 2017	Remaining Available as of December 31, 2017
Floor plan notes payable: non-trade	$1,802,252	$—	(1)
Floor plan notes payable	116,774	—
Used vehicle inventory financing facility	177,222	—	(2)
Revolving lines of credit	94,568	222,502	(2),(3)
Real estate mortgages	469,969	—
5.25% Senior notes due 2025	$300,000	—
Other debt	12,512	—
Unamortized debt issuance costs	(6,919)	—	(4)
Total debt	$2,966,378	$222,502

(1)	As of December 31, 2017, we had a $1.9 billion new vehicle floor plan commitment as part of our credit facility.

(2)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.

(3)	Available credit is based on the borrowing base amount effective as of November 30, 2017. This amount is reduced by $9.2 million for outstanding letters of credit.

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

Credit Facility
On August 1, 2017, we amended our existing credit facility to increase the total financing commitment to $2.4 billion which matures in August 2022. This syndicated credit facility is comprised of eighteen financial institutions, including seven manufacturer-affiliated finance companies. Under our credit facility we are permitted to allocate up to $1.9 billion in new vehicle inventory floor plan financing and up to a total of $500 million in used vehicle inventory floor plan financing and in revolving financing for general corporate purposes, including acquisitions and working capital. This credit facility may be expanded to $2.75 billion total availability, subject to lender approval. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

The availability of the revolving line of credit under our syndicated credit facility is determined according to a borrowing base comprised of a portion of certain accounts, receivables, invoices, inventory and equipment. The borrowing base is reduced by the sum of the outstanding aggregate principal balance of new and used vehicle floor plan loans and new and used swing line loans.

Our obligations under our revolving syndicated credit facility are secured by a substantial amount of our assets, including our inventory (including new and used vehicles, parts and accessories), equipment, accounts receivable (and other rights to payment) and our equity interests in certain of our subsidiaries. Under our revolving syndicated credit facility, our obligations relating to new vehicle floor plan loans are secured only by collateral owned by borrowers of new vehicle floor plan loans under the credit facility.

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of December 31, 2017, we had no balances in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 2.82% at December 31, 2017. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 3.07% and 3.07%, respectively, at December 31, 2017.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2017
Current ratio	Not less than 1.10 to 1	1.21 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.82 to 1
Leverage ratio	Not more than 5.00 to 1	2.59 to 1

As of December 31, 2017, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Other Lines of Credit
We have other lines of credit with a total financing commitment of $3.5 million for general corporate purposes, including acquisitions and working capital. Substantially all of these other lines of credit mature in 2019 and have interest rates ranging up to 2.94%. As of December 31, 2017, $0.6 million was outstanding on these other lines of credit.

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of December 31, 2017, $116.8 million was outstanding on these agreements at interest rates ranging up to 5.50%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 5.0% at December 31, 2017. The mortgages are payable in various installments through October 2034. As of December 31, 2017, we had fixed interest rates on 78.9% of our outstanding mortgage debt.

Our other debt includes capital leases and sellers’ notes. Additionally, in 2015, our equity contribution obligations associated with the new markets tax credit equity-method investment were included in other debt. The interest rates associated with our other debt ranged from 3.1% to 8.0% at December 31, 2017. This debt, which totaled $12.5 million at December 31, 2017, is due in various installments through December 2050.

5.25% Senior Notes Due 2025
On July 24, 2017, we issued $300 million in aggregate principal amount of 5.25% Senior Notes due 2025 ("Notes") to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Notes from July 24, 2017 and is payable semiannually on February 1 and August 1. The first interest payment is due on February 1, 2018. We may redeem the Notes in whole or in part at any time prior to August 1, 2020 at a price equal to 100% of the principal amount plus a make-whole premium set forth in the Indenture and accrued and unpaid interest. After August 1, 2020, we may redeem some or all of the Notes subject to the redemption prices set forth in the Indenture. If we experience specific kinds of changes of control, as described in the Indenture, we must offer to repurchase the Notes at 101% of their principal amount plus accrued and unpaid interest to the date of purchase.

Contractual Payment Obligations
A summary of our contractual commitments and obligations as of December 31, 2017, was as follows (in thousands):

	Payments Due By Period
Contractual Obligation	Total	2018	2019 and 2020	2021 and 2022	2023 and beyond
Floor plan notes payable: non-trade(1)	$1,802,252	$1,802,252	$—	$—	$—
Floor plan notes payable(1)	116,774	116,774	—	—	—
Used vehicle inventory financing facility(1)	177,222	—	—	177,222	—
Revolving lines of credit(1)(3)	94,568	111	457	94,000	—
Real estate mortgages, including interest(3)	571,549	36,327	119,187	128,164	287,871
5.25% Senior Notes Due 2025, including interest (3)	426,339	16,089	31,500	31,500	347,250
Other debt, including capital leases and interest	327,909	1,731	3,305	3,282	319,591
Charge-backs on various contracts	52,744	27,352	22,495	2,856	41
Operating leases(2)	408,396	38,357	67,139	59,658	243,242
Self-insurance programs	31,227	14,354	7,385	3,765	5,723
	$4,008,980	$2,053,347	$251,468	$500,447	$1,203,718

(1)
Amounts for new vehicle floor plan commitment, floor plan notes payable, the used vehicle inventory financing facility and the revolving lines of credit do not include estimated interest payments. See Notes 1 and 6 in the Notes to Consolidated Financial Statements.

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

Inflation and Changing Prices
Inflation and changing prices did not have a material impact on our revenues or income from operations in the years ended December 31, 2017, 2016 and 2015.

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

Our variable-rate floor plan notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. As of December 31, 2017, we had $2.3 billion outstanding under such agreements at a weighted average interest rate of 2.7% per annum. A 10% increase in interest rates, or 27 basis points, would increase annual interest expense by approximately $4.1 million, net of tax, based on amounts outstanding as of December 31, 2017.

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

As of December 31, 2017, we had $676.9 million of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between January 12, 2019 and December 31, 2050. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $698.1 million as of December 31, 2017.

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

Item 8. Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2017 is included following the financial statements and notes thereto.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal controls over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excludes the operations of the eighteen stores acquired in 2017, which represented 11% of total assets as of December 31, 2017 and 6% of total revenues for the year ended December 31, 2017.

Based on our assessment, our management concluded that, as of December 31, 2017, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2017, which is included in Item 8 of this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our Proxy Statement for our 2018 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our Proxy Statement for our 2018 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information
The following table summarizes equity securities authorized for issuance as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by shareholders	344,804	$—	(1)	1,665,697
Equity compensation plans not approved by shareholders	—	—		—
Total	344,804	$—		1,665,697

(1)	There is no exercise price associated with our restricted stock units.

(2)	Includes 1,383,827 shares available pursuant to our 2013 Amended and Restated Stock Incentive Plan and 281,870 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included in our Proxy Statement for our 2018 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our Proxy Statement for our 2018 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in our Proxy Statement for our 2018 Annual Meeting of Shareholders and, upon filing, is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements and Schedules
The Consolidated Financial Statements, together with the reports thereon of KPMG LLP, Independent Registered Public Accounting Firm, are included on the pages indicated below:

There are no schedules required to be filed herewith.

Item 16. Form 10-K Summary

None.

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

10.3*
Form of Restricted Stock Unit Agreement (2016 Performance- and Time-Vesting) (for Senior Executives) (incorporated by reference to exhibit 10.3.3 to the Company’s Form 10-K for the year ended December 31, 2015)

10.3.1*
Form of Restricted Stock Unit Agreement (2017 Performance- and Time-Vesting) (for Senior Executives) (incorporated by reference to exhibit 10.3.1 to the Company's Form 10-K for the year ended December 31, 2016)

10.3.2*	Form of Restricted Stock Unit Agreement (2018 Performance- and Time-Vesting) (for Senior Executives)

10.3.3*	Form of Restricted Stock Unit Agreement (Time-Vesting) (incorporated by reference to exhibit 10.3.2 to the Company's Form 10-K for the year ended December 31, 2016)

10.4*	Lithia Motors, Inc. 2013 Discretionary Support Services Variable Performance Compensation Plan (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed May 2, 2013)

10.5*	Form of Outside Director Nonqualified Deferred Compensation Agreement (incorporated by reference to exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2005)

10.6
Amended and Restated Loan Agreement among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed October 3, 2014)

10.6.1	First Amendment to Amended and Restated Loan Agreement (incorporated by reference to exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2015)

10.6.2	Second Amendment to Amended and Restated Loan Agreement (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed December 22, 2015)

10.6.3	Third Amendment to Amended and Restated Loan Agreement (incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016)

10.6.4	Fourth Amendment to Amended and Restated Loan Agreement (incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2016)

10.6.6	Sixth Amendment to Amended and Restated Loan Agreement dated July 12, 2017. (incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2017)

10.6.7
Seventh Amendment to Amended and Restated Loan Agreement dated August 1, 2017 (incorporated by reference to exhibit 10.1 to Form 8-K dated August 1, 2017 and filed with the Securities and Exchange Commission on August 3, 2017)

10.7*	Amended and Restated Split-Dollar Agreement (incorporated by reference to exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2012)

10.8*	Form of Indemnity Agreement for each Named Executive Officer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 29, 2009)

10.9*	Form of Indemnity Agreement for each non-management Director (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed May 29, 2009)

10.10*	Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2016)

Exhibit	Description

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

(1)
Substantially similar agreements exist between Lithia Motors, Inc. and each of Scott Hillier, Christopher S. Holzshu, John F. North III, George Liang, Mark DeBoer, Tom Dobry and Bryan Osterhout. The "Cash Change in Control Benefits" under the agreements with Mr. Mark DeBoer and Mr. Dobry provide for 12 months of base salary rather than 24 months.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 23, 2018	LITHIA MOTORS, INC.

By /s/ Bryan B. DeBoer
Bryan B. DeBoer
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 23, 2018:

Signature	Title

/s/ Bryan B. DeBoer	Director, President and Chief Executive Officer. (Principal Executive Officer)
Bryan B. DeBoer

/s/ John F. North, III	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)
John F. North, III

/s/ Sidney B. DeBoer	Chairman of the Board
Sidney B. DeBoer

/s/ Thomas R. Becker	Director
Thomas Becker

/s/ Susan O. Cain	Director
Susan O. Cain

/s/ Kenneth E. Roberts	Director
Kenneth E. Roberts

/s/ David J. Robino	Director
David J. Robino

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017 and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 1993.
Portland, Oregon
February 23, 2018

 Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Lithia Motors, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated February 23, 2018 expressed an unqualified opinion on those consolidated financial statements.
The Company acquired 18 dealerships during 2017, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, all of these acquired stores’ internal control over financial reporting. The total assets of these 18 stores represented approximately 11% of consolidated total assets as of December 31, 2017 and approximately 6% of consolidated revenues for the year ended December 31, 2017. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these 18 dealerships.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP
Portland, Oregon
February 23, 2018

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In thousands)

	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$57,253	$50,282
Accounts receivable, net of allowance for doubtful accounts of $7,386 and $5,281	521,938	417,714
Inventories, net	2,132,744	1,772,587
Other current assets	70,847	46,611
Total Current Assets	2,782,782	2,287,194

Property and equipment, net of accumulated depreciation of $197,802 and $167,300	1,185,169	1,006,130
Goodwill	256,320	259,399
Franchise value	186,977	184,268
Other non-current assets	271,818	107,159
Total Assets	$4,683,066	$3,844,150

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$116,774	$94,602
Floor plan notes payable: non-trade	1,802,252	1,506,895
Current maturities of long-term debt	18,876	20,965
Trade payables	111,362	88,423
Accrued liabilities	251,717	211,109
Total Current Liabilities	2,300,981	1,921,994

Long-term debt, less current maturities	1,028,476	769,916
Deferred revenue	103,111	81,929
Deferred income taxes	56,277	59,075
Other long-term liabilities	111,003	100,460
Total Liabilities	3,599,848	2,933,374

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,968 and 23,382	149,123	165,512
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 1,000 and 1,762	124	219
Additional paid-in capital	11,309	41,225
Retained earnings	922,662	703,820
Total Stockholders' Equity	1,083,218	910,776
Total Liabilities and Stockholders' Equity	$4,683,066	$3,844,150

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues:
New vehicle	$5,763,587	$4,938,436	$4,552,301
Used vehicle retail	2,544,379	2,226,951	1,927,016
Used vehicle wholesale	277,844	276,616	261,530
Finance and insurance	385,863	330,922	283,018
Service, body and parts	1,015,773	844,505	738,990
Fleet and other	99,064	60,727	101,397
Total revenues	10,086,510	8,678,157	7,864,252
Cost of sales:
New vehicle	5,423,744	4,649,024	4,271,931
Used vehicle retail	2,257,544	1,963,267	1,685,767
Used vehicle wholesale	273,058	272,303	257,073
Service, body and parts	522,649	434,222	375,069
Fleet and other	93,429	58,026	98,778
Total cost of sales	8,570,424	7,376,842	6,688,618
Gross profit	1,516,086	1,301,315	1,175,634
Asset impairments	—	13,992	20,124
Selling, general and administrative	1,049,378	899,590	811,175
Depreciation and amortization	57,722	49,369	41,600
Operating income	408,986	338,364	302,735
Floor plan interest expense	(39,336)	(25,531)	(19,534)
Other interest expense	(34,776)	(23,207)	(19,491)
Other (expense) income, net	12,195	(6,103)	(1,006)
Income before income taxes	347,069	283,523	262,704
Income tax provision	(101,852)	(86,465)	(79,705)
Net income	$245,217	$197,058	$182,999

Basic net income per share	$9.78	$7.76	$6.96
Shares used in basic per share calculations	25,065	25,409	26,290

Diluted net income per share	$9.75	$7.72	$6.91
Shares used in diluted per share calculations	25,145	25,521	26,490

Cash dividends paid per Class A and Class B share	$1.06	$0.95	$0.76

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$245,217	$197,058	$182,999
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $0, $175 and $399	—	277	649
Comprehensive income	$245,217	$197,335	$183,648

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity (In thousands)

	Common Stock						Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Class A				Class B
	Shares		Amount		Shares	Amount
Balance at December 31, 2014	23,671		$276,058		2,562	$319	$29,775	$(926)	$367,879	$673,105
Net income	—		—		—	—	—	—	182,999	182,999
Gain on cash flow hedges, net of tax expense of $399	—		—		—	—	—	649	—	649
Issuance of stock in connection with employee stock plans	74		6,065		—	—	—	—	—	6,065
Issuance of restricted stock to employees	217		—		—	—	—	—	—	—
Repurchase of Class A common stock	(306)		(31,548)		—	—	—	—	—	(31,548)
Class B common stock converted to Class A common stock	20		3		(20)	(3)	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—		7,832		—	—	9,047	—	—	16,879
Dividends paid	—		—		—	—	—	—	(19,985)	(19,985)
Balance at December 31, 2015	23,676		258,410		2,542	316	38,822	(277)	530,893	828,164
Net income	—		—		—	—	—	—	197,058	197,058
Gain on cash flow hedges, net of tax expense of $175	—		—		—	—	—	277	—	277
Issuance of stock in connection with employee stock plans	93		6,932		—	—	—	—	—	6,932
Issuance of restricted stock to employees	241		—		—	—	—	—	—	—
Repurchase of Class A common stock	(1,408)		(112,939)				—	—	—	(112,939)
Class B common stock converted to Class A common stock	780		97		(780)	(97)	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—		13,012		—	—	2,403	—	—	15,415
Dividends paid	—		—		—	—	—	—	(24,131)	(24,131)
Balance at December 31, 2016	23,382		165,512		1,762	219	41,225	—	703,820	910,776
Adjustment to adopt ASU 2016-09	—		—		—	—	(169)	—	169	—
Net income	—		—		—	—	—	—	245,217	245,217
Issuance of stock in connection with employee stock plans	90		7,509		—	—	—	—	—	7,509
Issuance of restricted stock to employees	91		—		—	—	—	—	—	—
Repurchase of Class A common stock	(361)		(33,753)		—	—	—	—	—	(33,753)
Class B common stock converted to Class A common stock	762		95		(762)	(95)	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—		7,623		—	—	3,649	—	—	11,272
Option premiums paid	—	—	—	—	—	—	(33,396)	—	—	(33,396)
Dividends paid	—		—		—	—	—	—	(26,544)	(26,544)
Issuance of stock in connection with acquisitions	4		2,137		—	—	—	—	—	2,137
Balance at December 31, 2017	23,968		$149,123		1,000	$124	$11,309	$—	$922,662	$1,083,218

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$245,217	$197,058	$182,999
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	—	13,992	20,124
Depreciation and amortization	57,722	49,369	41,600
Stock-based compensation	11,272	11,047	11,871
(Gain) loss on disposal of other assets	(438)	(4,343)	203
Gain from disposal activities	(5,110)	(1,102)	(5,919)
Deferred income taxes	(2,798)	10,138	12,341
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	(57,360)	(105,961)	(13,047)
Inventories	(193,099)	(168,847)	(197,079)
Other assets	(3,120)	(13,305)	(31,290)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	20,273	16,385	7,035
Trade payables	20,008	16,449	674
Accrued liabilities	37,227	42,852	16,273
Other long-term liabilities and deferred revenue	19,062	27,173	33,766
Net cash provided by operating activities	148,856	90,905	79,551

Cash flows from investing activities:
Capital expenditures	(105,378)	(100,761)	(83,244)
Proceeds from sales of assets	15,201	2,211	270
Cash paid for other investments	(8,570)	(30,280)	(28,110)
Cash paid for acquisitions, net of cash acquired	(460,394)	(234,700)	(71,615)
Proceeds from sales of stores	20,943	11,837	12,966
Net cash used in investing activities	(538,198)	(351,693)	(169,733)

Cash flows from financing activities:
Borrowings on floor plan notes payable: non-trade, net	241,479	252,893	136,201
Borrowings on lines of credit	1,754,450	1,244,343	1,261,597
Repayments on lines of credit	(1,836,167)	(1,123,082)	(1,298,120)
Principal payments on long-term debt, scheduled	(18,218)	(16,717)	(15,404)
Principal payments on long-term debt and capital leases, other	(50,288)	(27,703)	(9,189)
Proceeds from issuance of long-term debt	395,905	66,466	75,675
Payment of debt issuance costs	(4,664)	—	—
Proceeds from issuance of common stock	7,509	6,932	6,065
Repurchase of common stock	(33,753)	(112,939)	(31,548)
Dividends paid	(26,544)	(24,131)	(19,985)
Other financing activity	(33,396)	—	—
Net cash provided by financing activities	396,313	266,062	105,292
Increase in cash and cash equivalents	6,971	5,274	15,110
Cash and cash equivalents at beginning of year	50,282	45,008	29,898
Cash and cash equivalents at end of year	$57,253	$50,282	$45,008

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$68,850	$49,730	$41,098
Cash paid during the period for income taxes, net	127,258	57,236	86,533
Floor plan debt paid in connection with store disposals	3,699	5,284	4,400

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$1,748	$—	$2,160
Non-cash assets transferred in connection with acquisitions	—	2,637	—
Debt forgiven in connection with acquisitions	—	—	1,374
Debt assumed in connection with acquisitions	84,333	48,081	—
Acquisition of assets with capital leases	—	8,916	—
Issuance of Class A common stock in connection with acquisition	2,137	—	—

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Summary of Significant Accounting Policies

Organization and Business
We are one of the largest automotive retailers in the United States and are among the fastest growing companies in the Fortune 500 (#318-2017) with 171 stores representing 30 brands in 18 states. We offer vehicles online and through our nationwide retail network. Our "Growth Powered by People" strategy drives us to innovate and continuously improve the customer experience. Our dealerships are located across the United States. We seek domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment.

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

Inventories
Inventories are valued at the lower of net realizable value or cost, using the specific identification method for new vehicles, pooled approach for used vehicles, and the lower of cost (first-in, first-out) or market method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Certain acquired inventories are valued using the last-in first-out (LIFO) method. The LIFO reserve associated with this inventory as of December 31, 2017 and 2016 was immaterial.

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

The range of estimated useful lives is as follows:

Buildings and improvements	5 to 40 years
Service equipment	5 to 15 years
Furniture, office equipment, signs and fixtures	3 to 10 years

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels, and betterments are capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. For the years ended December 31, 2017, 2016 and 2015, we recorded capitalized interest of $0.5 million, $0.4 million and $0.5 million, respectively.

When an asset is retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income from operations.

Leased property meeting certain criteria are recorded as capital leases. We have capital leases for certain locations, expiring at various dates through December 31, 2050. Our capital leases are included in property and equipment on our Consolidated Balance Sheets. Amortization of capitalized leased assets is computed on a straight-line basis over the term of the lease, unless the lease transfers title or it contains a bargain purchase option, in which case, it is amortized over the asset’s useful life and is included in depreciation expense. Capital lease obligations are recorded as the lesser of the estimated fair market value of the leased property or the net present value of the aggregated future minimum payments and are included in current maturities of long-term debt and long-term debt on our Consolidated Balance Sheets. Interest associated with these obligations is included in other interest expense in the Consolidated Statements of Operations. See Note 7.

Long-lived assets held and used by us are reviewed for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable. We consider several factors when evaluating whether there are indications of potential impairment related to our long-lived assets, including store profitability, overall macroeconomic factors and the impact of our strategic management decisions. If recoverability testing is performed, we evaluate assets to be held and used by comparing the carrying amount of an asset to future net undiscounted cash flows associated with the asset, including its disposition. If such assets are considered to be impaired, the amount by which the carrying amount of the assets exceeds the fair value of the assets is recognized as a charge to income from operations. See Note 4.

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

We test our goodwill for impairment on October 1 of each year. In 2017, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, the first step of the two-step goodwill impairment test is performed. See Note 5.

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

We test our franchise value for impairment on October 1 of each year. In 2017, we evaluated our franchise value using a qualitative assessment process. If the qualitative factors discussed above determine that it is more likely than not that the fair value of the individual store's franchise value exceeds the carrying amount, the franchise value is not impaired and the second step is not necessary. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying value, then a quantitative valuation of our franchise value is performed and an impairment would be recorded. See Note 5.

Equity-Method Investments
In 2016 and 2015, we owned investments in certain partnerships which we accounted for under the equity method. These investments are included as a component of other non-current assets in our Consolidated Balance Sheets. We determined that we lacked certain characteristics to direct the operations of the businesses and, as a result, do not qualify to consolidate these investments. Activity related to our equity-method investments is recognized in our Consolidated Statements of Operations as follows:

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

Periodically, whenever events or circumstances indicate that the carrying amount of assets may be impaired, we evaluate the equity-method investments for indications of loss resulting from an other than temporary decline. If the equity-method investment is determined to be impaired, the amount by which the carrying amount exceeds the fair value of the investment is recognized as a charge to income from operations. See Notes 12 and 17.

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

Year Ended December 31,	2017	2016	2015
Advertising expense, gross	$116,124	$101,656	$89,736
Manufacturer cooperative advertising credits	(22,812)	(20,293)	(19,801)
Advertising expense, net	$93,312	$81,363	$69,935

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

Stock-Based Compensation
Compensation costs associated with equity instruments exchanged for employee and director services are measured at the grant date, based on the fair value of the award. If there is a performance-based element to the award, the expense is recognized based on the estimated attainment level, estimated time to achieve the attainment level and/or the vesting period. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. The fair value of non-vested stock awards is based on the intrinsic value on the date of grant. Shares to be issued upon the exercise of stock options and the vesting of stock awards will come from newly issued shares. See Note 10.

In January 2017, we adopted ASU 2016-09, which simplifies the accounting for several aspects of share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. As a result, we recorded the following:

•	Reclassified $0.2 million as a decrease to additional paid-in capital and an increase to retained earnings upon adoption related to our policy election to record forfeitures as they occur.

•
All prior periods presented in our Consolidated Statements of Cash Flows have been adjusted for the presentation of excess tax benefits on the cash flow statement. This resulted in a $4.4 million and a $5.0 million reclassification between financing and operating cash flows for the years ended December 31, 2016 and 2015, respectively.

•
We had $0.3 million of tax-affected state net operating loss carryforwards related to excess tax benefits for which a deferred tax asset had not been recognized. At adoption, this amount was recorded with the offset to retained earnings. Additionally, we do not believe that it is more-likely-than-not that the asset will be utilized and, as a result, a valuation allowance in the same amount was recorded that offset the impact to retained earnings. See Note 13.

Income and Other Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities, their respective tax bases, operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance, if needed, reduces deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Concentration of Risk and Uncertainties
We purchase substantially all of our new vehicles and inventory from various manufacturers at the prevailing prices charged by auto manufacturers to all franchised dealers. Our overall sales could be impacted by the auto manufacturers’ inability or unwillingness to supply dealerships with an adequate supply of popular models.

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

We have a credit facility with a syndicate of 18 financial institutions, including seven manufacturer-affiliated finance companies. Several of these financial institutions also provide vehicle financing for certain new vehicles, vehicles that are designated for use as service loaners and mortgage financing. This credit facility is the primary source of floor plan financing for our new vehicle inventory and also provides used vehicle financing and a revolving line of credit. The term of the facility extends through August 2022. At maturity, our financial condition could be materially adversely impacted if lenders are unable to provide credit that has typically been extended to us or with terms unacceptable to us. Our financial condition could be materially adversely impacted if these providers incur losses in the future or undergo funding limitations. See Note 6.

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

We have variable rate floor plan notes payable, mortgages and other credit line borrowings that subject us to market risk exposure. At December 31, 2017, we had $2.3 billion outstanding in variable rate debt. These borrowings had interest rates ranging from 2.75% to 4.25% per annum. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

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

We offer a limited warranty on the sale of most retail used vehicles. This warranty is based on mileage and time. We also offer a mileage and time based warranty on parts used in our service repair work and on tire purchases. The cost that may be incurred for these warranties is estimated at the time the related revenue is recorded. A reserve for these warranty liabilities is estimated based on current sales levels, warranty experience rates and estimated costs per claim. The annual activity for reserve increases and claims is immaterial. As of December 31, 2017 and 2016, the accrued warranty balance was $0.4 million and $0.4 million, respectively.

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

We estimate the fair value of our franchise rights primarily using the Multi-Period Excess Earnings (“MPEE”) model. The forecasted cash flows used in the MPEE model contain inherent uncertainties, including significant estimates and assumptions related to growth rates, margins, general operating expenses, and cost of capital. We use primarily internally-developed forecasts and business plans to estimate the future cash flows that each franchise will generate. We have determined that only certain cash flows of the store are directly attributable to the franchise rights. We estimate the appropriate interest rate to discount future cash flows to their present value equivalent taking into consideration factors such as a risk-free rate, a peer group average beta, an equity risk premium and a small stock risk premium. Additionally, we also may use a market approach to determine the fair value of our franchise rights. These market data points include our acquisition and divestiture experience and third-party broker estimates.

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

Revenue Recognition
Revenue from the sale of a vehicle is recognized when a contract is signed by the customer, financing has been arranged or collectibility is reasonably assured and the delivery of the vehicle to the customer is made. We do not allow the return of new or used vehicles, except where mandated by state law.

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

Corporate and other revenue and income include the results of operations of our stand-alone collision center offset by unallocated corporate overhead expenses, such as corporate personnel costs, and certain unallocated reserve and elimination adjustments. Additionally, certain internal corporate expense allocations increase segment income for Corporate and other while decreasing segment income for the other operating segments. These internal corporate expense allocations are used to increase comparability of our dealerships and reflect the capital burden a stand-alone dealership would experience. Examples of these internal allocations include internal rent expense, internal floor plan financing charges, and internal fees charged to offset employees within our corporate headquarters that perform certain dealership functions.

We define our chief operating decision maker (“CODM”) to be certain members of our executive management group. Historical and forecasted operational performance is evaluated on a store-by-store basis and on a consolidated basis by the CODM. We derive the operating results of the segments directly from our internal management reporting system. The accounting policies used to derive segment results are substantially the same as those used to determine our consolidated results, excepted for the internal allocation within Corporate and other discussed above. Our CODM measures the performance of each reportable segment based on several metrics, including earnings from operations, and uses these results, in part, to evaluate the performance of, and to allocate resources to, each of the reportable segments. See Note 18.

(2)    Accounts Receivable

Accounts receivable consisted of the following (in thousands):

December 31,	2017	2016
Contracts in transit	$286,578	$233,506
Trade receivables	45,895	45,193
Vehicle receivables	60,022	43,937
Manufacturer receivables	96,141	76,948
Auto loan receivables	75,052	69,859
Other receivables	14,634	3,857
	578,322	473,300
Less: Allowance for doubtful accounts	(7,386)	(5,281)
Less: Long-term portion of accounts receivable, net	(48,998)	(50,305)
Total accounts receivable, net	$521,938	$417,714

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

(3)    Inventories

The components of inventories consisted of the following (in thousands):

December 31,	2017	2016
New vehicles	$1,553,751	$1,338,110
Used vehicles	500,011	368,067
Parts and accessories	78,982	66,410
Total inventories	$2,132,744	$1,772,587

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle. As of December 31, 2017 and 2016, the carrying value of inventory had been reduced by $19.8 million and $18.1 million, respectively, for assistance received from manufacturers as discussed in Note 1.

(4)    Property and Equipment

Property and equipment consisted of the following (in thousands):

December 31,	2017	2016
Land	$346,680	$318,832
Building and improvements	685,516	611,798
Service equipment	94,121	80,953
Furniture, office equipment, signs and fixtures	231,454	141,248
	1,357,771	1,152,831
Less accumulated depreciation	(197,802)	(167,300)
	1,159,969	985,531
Construction in progress	25,200	20,599
	$1,185,169	$1,006,130

Long-lived Asset Impairment Charges
In 2015, we recorded $3.6 million of impairment charges associated with certain property and equipment. As the expected future use of these facilities and equipment changed, the long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value. We did not record any impairment charges associated with property and equipment in 2017 or 2016.

(5)    Goodwill and Franchise Value

The following is a roll-forward of goodwill (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2015 ¹	$97,903	$84,384	$30,933	$213,220
Additions through acquisitions [2]	18,154	21,795	7,448	47,397
Reductions through divestitures	(1,218)	—	—	(1,218)
Balance as of December 31, 2016 ¹	114,839	106,179	38,381	259,399
Adjustments to purchase price allocations [2,3]	(817)	(1,006)	(391)	(2,214)
Reductions through divestitures	—	(865)	—	(865)
Balance as of December 31, 2017 ¹	$114,022	$104,308	$37,990	$256,320

(1)	Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.

(2)
Our purchase price allocation for the acquisition of the Carbone Auto Group was finalized in the third quarter of 2017, resulting in a reclassification of $2.2 million from goodwill to franchise value.

(3)
Our purchase price allocation is preliminary for the acquisition of the Baierl Auto Group, Downtown LA Auto Group, Albany CJD Fiat, Crater Lake Ford Lincoln, and Crater Lake Mazda and the associated goodwill has not been allocated to each of our segments. See Note 14.

The following is a roll-forward of franchise value (in thousands):

Franchise Value
Balance as of December 31, 2015	$157,699
Additions through acquisitions	27,087
Reductions through divestitures	(518)
Balance as of December 31, 2016	184,268
Additions through acquisitions [1]	495
Adjustments to purchase price allocations [2]	2,214
Balance as of December 31, 2017	$186,977

(1)
Our purchase price allocation is preliminary for the acquisition of the Baierl Auto Group, Downtown LA Auto Group, Albany Chrysler, Crater Lake Ford Lincoln, and Crater Lake Mazda and the associated franchise value has not been allocated to each of our segments. See Note 14.

(2)
Our purchase price allocation for the acquisition of the Carbone Auto Group was finalized in the third quarter of 2017, resulting in a reclassification of $2.2 million from goodwill to franchise value.

(6)    Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

December 31,	2017	2016
Floor plan notes payable: non-trade	$1,802,252	$1,506,895
Floor plan notes payable	116,774	94,602
Total floor plan debt	$1,919,026	$1,601,497

Used vehicle inventory financing facility	$177,222	$211,000
Revolving lines of credit	94,568	142,507
Real estate mortgages	469,969	428,367
5.25% Senior notes due 2025	300,000	—
Other debt	12,512	11,191
Total long-term debt outstanding	1,054,271	793,065
Less: unamortized debt issuance costs	(6,919)	(2,184)
Less: current maturities (net of current debt issuance costs)	(18,876)	(20,965)
Long-term debt	$1,028,476	$769,916

Credit Facility
On August 1, 2017, we amended our existing credit facility to increase the total financing commitment to $2.4 billion which matures in August 2022. This syndicated credit facility is comprised of 18 financial institutions, including seven manufacturer-affiliated finance companies. Under our credit facility we are permitted to allocate up to $1.9 billion in new vehicle inventory floor plan financing and up to a total of $500 million in used vehicle inventory floor plan financing and in revolving financing for general corporate purposes, including acquisitions and working capital. This credit facility may be expanded to $2.75 billion total availability, subject to lender approval. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

The availability of the revolving line of credit under our syndicated credit facility is determined according to a borrowing base comprised of a portion of certain accounts, receivables, invoices, inventory and equipment. The borrowing base is reduced by the sum of the outstanding aggregate principal balance of new and used vehicle floor plan loans and new and used swing line loans.

Our obligations under our revolving syndicated credit facility are secured by a substantial amount of our assets, including our inventory (including new and used vehicles, parts and accessories), equipment, accounts receivable (and other rights to payment) and our equity interests in certain of our subsidiaries. Under our revolving syndicated credit facility, our obligations relating to new vehicle floor plan loans are secured only by collateral owned by borrowers of new vehicle floor plan loans under the credit facility.

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of December 31, 2017, we had no balances in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 2.82% at December 31, 2017. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 3.07% at December 31, 2017.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2017
Current ratio	Not less than 1.10 to 1	1.21 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.82 to 1
Leverage ratio	Not more than 5.00 to 1	2.59 to 1

Other Lines of Credit
We have other lines of credit with a total financing commitment of $3.5 million for general corporate purposes, including acquisitions and working capital. Substantially all of these other lines of credit mature in 2019 and have interest rates ranging up to 2.94%. As of December 31, 2017, $0.6 million was outstanding on these other lines of credit.

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of December 31, 2017, $116.8 million was outstanding on these agreements at interest rates ranging up to 5.50%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 2.8% to 5.0% at December 31, 2017. The mortgages are payable in various installments through October 2034. As of December 31, 2017, we had fixed interest rates on 78.9% of our outstanding mortgage debt.

Our other debt includes capital leases and sellers’ notes. The interest rates associated with our other debt ranged from 3.1% to 8.0% at December 31, 2017. This debt, which totaled $12.5 million at December 31, 2017, is due in various installments through December 2050.

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

Future Principal Payments
The schedule of future principal payments associated with real estate mortgages, our 5.25% Senior Notes and other debt as of December 31, 2017 was as follows (in thousands):

Year Ending December 31,
2018	$18,948
2019	47,888
2020	40,236
2021	43,291
2022	61,103
Thereafter	571,014
Total principal payments	$782,480

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

The minimum lease payments under our operating and capital leases after December 31, 2017 are as follows (in thousands):

Year Ending December 31,
2018	$38,357
2019	34,587
2020	32,552
2021	30,673
2022	28,985
Thereafter	243,242
Total minimum lease payments	408,396
Less: sublease rentals	(8,005)
$400,391

Rent expense, net of sublease income, for all operating leases was $33.4 million, $26.8 million, and $23.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. These amounts are included as a component of selling, general and administrative expenses in our Consolidated Statements of Operations.

In connection with dispositions of stores, we occasionally assign or sublet our interests in any real property leases associated with such stores to the purchaser. We often retain responsibility for the performance of certain obligations under such leases to the extent that the assignee or sublessee does not perform. Additionally, we may remain subject to the terms of any guarantees and have correlating indemnification rights against the assignee or sublessee in the event of non-performance, as well as certain other defenses. We may also be called upon to perform other obligations under these leases, such as environmental remediation of the premises or repairs upon termination of the lease. We currently have no reason to believe that we will be called upon to perform any such services; however, there can be no assurance that any future performance required by us under these leases will not have a material adverse effect on our financial condition or results of operations.

Charge-Backs for Various Contracts
We have recorded a liability of $52.7 million as of December 31, 2017 for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. We estimate that the charge-backs will be paid out as follows (in thousands):

Year Ending December 31,
2018	$27,352
2019	16,113
2020	6,382
2021	2,183
2022	673
Thereafter	41
Total	$52,744

Lifetime Lube, Oil and Filter Contracts
We retain the obligation for lifetime lube, oil and filter service contracts sold to our customers and assumed the liability of certain existing lifetime lube, oil and filter contracts. These amounts are recorded as deferred revenues. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2017, we had a deferred revenue balance of $127.3 million associated with these contracts and estimate the deferred revenue will be recognized as follows (in thousands):

Year Ending December 31,
2018	$25,212
2019	20,048
2020	15,913
2021	13,292
2022	11,368
Thereafter	41,424
Total	$127,257

The current portion of this deferred revenue balance is recorded as a component of accrued liabilities in our Consolidated Balance Sheets.

We periodically evaluate the estimated future costs of these assumed contracts and record a charge if future expected claim and cancellation costs exceed the deferred revenue to be recognized. As of December 31, 2017, we had a reserve balance of $3.4 million recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets. The charges associated with this reserve were recognized in 2011 and earlier.

Self-insurance Programs
We self-insure a portion of our property and casualty insurance, vehicle open lot coverage, medical insurance and workers’ compensation insurance. Third parties are engaged to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. As of December 31, 2017 and 2016, we had liabilities associated with these programs of $31.2 million and $32.8 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

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

During the pendency of Holzer, related cases were filed that made substantially similar non-technician claims. In January 2017, DCH and all non-technician plaintiffs agreed in principle to settle the representative claims, and this settlement was approved by the California courts in December 2017. DCH Auto Group (USA) Limited must indemnify Lithia Motors, Inc. for losses related to this claim pursuant to the stock purchase agreement between Lithia Motors, Inc. and DCH Auto Group (USA) Limited dated June 14, 2014. We believe the exposure related to this lawsuit, when considered in relation to the terms of the stock purchase agreement, is immaterial to our financial statements.

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

Share repurchases under our authorizations were as follows:

	Repurchases Occurring in 2017		Cumulative Repurchases as of December 31, 2017
	Shares	Average Price	Shares	Average Price
2016 Share Repurchase Authorization	329,000	$92.79	1,042,725	$83.86

As of December 31, 2017, we had $162.6 million available for repurchases pursuant to our 2016 share repurchase authorization.

In addition, during 2017, we repurchased 32,457 shares at an average price of $99.40 per share, for a total of $3.2 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

The following is a summary of our repurchases in the years ended December 31, 2017, 2016 and 2015:

Year Ended December 31,	2017	2016	2015
Shares repurchased pursuant to repurchase authorizations	329,000	1,312,848	228,737
Total purchase price (in thousands)	$30,527	$104,370	$24,676
Average purchase price per share	$92.79	$79.50	$107.88
Shares repurchased in association with tax withholdings on the vesting of RSUs	32,457	94,826	77,649

In December 2017, we entered into a structured repurchase agreement involving the use of capped call options for the purchase of our Class A common stock. We paid a fixed sum upon execution of the agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of the agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We paid net premiums of $33.4 million in December 2017 to enter this agreement, which was recorded as a reduction of additional paid-in capital and, as of December 31, 2017, the options were outstanding.

Dividends
We declared and paid dividends on our Class A and Class B Common Stock as follows:

Quarter declared	Dividend amount per Class A and Class B share	Total amount of dividends paid (in thousands)
2015
First quarter	$0.16	$4,216
Second quarter	0.20	5,266
Third quarter	0.20	5,257
Fourth quarter	0.20	5,246
2016
First quarter	$0.20	$5,151
Second quarter	0.25	6,373
Third quarter	0.25	6,299
Fourth quarter	0.25	6,308
2017
First quarter	$0.25	$6,292
Second quarter	0.27	6,760
Third quarter	0.27	6,751
Fourth quarter	0.27	6,741

Reclassification From Accumulated Other Comprehensive Loss
The reclassification from accumulated other comprehensive loss was as follows (in thousands):

Year Ended December 31,	2017	2016	2015	Affected Line Item in the Consolidated Statement of Operations
Loss on cash flow hedges	$—	$(219)	$(449)	Floor plan interest expense
Income tax benefits	—	85	174	Income tax provision
Loss on cash flow hedges, net	$—	$(134)	$(275)

See Note 11.

(9)    401(k) Profit Sharing, Deferred Compensation and Long-Term Incentive Plans

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $5.8 million, $5.4 million, and $5.3 million were recognized for the years ended December 31, 2017, 2016 and 2015, respectively. Employees may contribute to the plan if they meet certain eligibility requirements.

We offer a deferred compensation and long-term incentive plan (the “LTIP”) to provide certain employees the ability to accumulate assets for retirement on a tax deferred basis. We may, depending on position, also make discretionary contributions to the LTIP. These discretionary contributions vest between one and seven years based on the employee’s age. Additionally, a participant may defer a portion of his or her compensation and receive the deferred amount upon certain events, including termination or retirement.

The following is a summary related to our LTIP (in thousands):

Year Ended December 31,	2017	2016	2015
Compensation expense	$1,059	$1,081	$1,812
Total discretionary contribution	$1,730	$1,785	$2,249
Guaranteed annual return	5.00%	5.25%	5.25%

As of December 31, 2017 and 2016, the balance due to participants was $27.9 million and $23.5 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

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

Following is information regarding our 2009 ESPP:

Year Ended December 31,	2017
Shares purchased pursuant to 2009 ESPP	90,881
Weighted average per share price of shares purchased	$86.13
Weighted average per share discount from market value for shares purchased	$15.20

As of December 31,	2017
Shares available for purchase pursuant to 2009 ESPP	281,870

Compensation expense related to our 2009 ESPP is calculated based on the 15% discount from the per share market price on the date of grant.

2013 Stock Incentive Plan
Our 2013 Stock Incentive Plan, as amended, (the “2013 Plan”) allows for the grant of a total of 3.8 million shares in the form of stock appreciation rights, qualified stock options, nonqualified stock options and shares of restricted stock to our officers, key employees, directors and consultants. The 2013 Plan is administered by the Compensation Committee of the Board of Directors and permits accelerated vesting of outstanding awards upon the occurrence of certain changes in control. As of December 31, 2017, 1,383,827 shares of Class A common stock were available for future grants. As of December 31, 2017, there were no stock appreciation rights, qualified stock options, nonqualified stock options or shares of restricted stock outstanding.

Restricted Stock Units (“RSUs”)
RSU grants vest over a period of time up to four years from the date of grant. RSU activity was as follows:

	RSUs	Weighted average grant date fair value
Balance, December 31, 2016	298,984	$80.37
Granted	162,356	99.24
Vested	(90,215)	69.61
Forfeited	(26,321)	83.86
Balance, December 31, 2017	344,804	91.81

We granted 52,056 time-vesting RSUs to members of our Board of Directors and employees in 2017. Each grant entitles the holder to receive shares of our Class A common stock upon vesting. A portion of the RSUs vest over four years, beginning on the second anniversary of the grant date, for employees and vests quarterly for our Board of Directors, over their service period.

Certain key employees were granted 110,300 performance and time-vesting RSUs in 2017. Of these, 83,510 shares were earned based on attaining various target levels of operational performance. Based on the levels of performance achieved in 2017, a weighted average attainment level of 57.2% for these RSUs was met. These RSUs will vest over four years from the grant date.

Stock-Based Compensation
As of December 31, 2017, unrecognized stock-based compensation related to outstanding, but unvested RSUs was $12.5 million, which will be recognized over the remaining weighted average vesting period of 2.1 years.

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2017	2016	2015
Per share intrinsic value of non-vested stock granted	$99.24	$82.90	$88.74
Weighted average per share discount for compensation expense recognized under the 2009 ESPP	15.20	13.00	15.89
Total intrinsic value of stock options exercised (in millions)	—	—	0.5
Fair value of non-vested stock that vested during the period (in millions)	69.6	47.5	19.3
Stock-based compensation recognized in Consolidated Statements of Operations, as a component of selling, general and administrative expense (in millions)	11.3	11.0	11.9
Tax benefit recognized in Consolidated Statements of Operations (in millions)	3.5	3.8	4.2
Cash received from options exercised and shares purchased under all share-based arrangements (in millions)	7.8	7.0	6.5
Tax deduction realized related to stock options exercised (in millions)	9.0	8.9	7.6

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

We did not have any activity related to the effect of derivative instruments in 2017.

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

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of December 31, 2017, our real estate mortgages and other debt, which includes capital leases, had maturity dates between January 12, 2019 and December 31, 2050.

There were no changes to our valuation techniques during the year ended December 31, 2017.

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows (in thousands):

December 31,	2017	2016

Carrying value
5.25% Senior Notes due 2025	$300,000	$—
Real Estate Mortgages and Other Debt	376,880	286,660
	$676,880	$286,660

Fair value
5.25% Senior Notes due 2025	$312,750	$—
Real Estate Mortgages and Other Debt	385,337	293,522
	$698,087	$293,522

(13)    Income Taxes

Income Tax Provision
The income tax provision was as follows (in thousands):

Year Ended December 31,	2017	2016	2015
Current:
Federal	$95,128	$68,088	$58,408
State	16,883	13,884	14,572
	112,011	81,972	72,980
Deferred:
Federal	(14,257)	4,893	6,046
State	4,098	(400)	679
	(10,159)	4,493	6,725
Total	$101,852	$86,465	$79,705

At December 31, 2017 and 2016, we had income taxes receivable of $22.5 million and $2.4 million, respectively, included as a component of other current assets in our Consolidated Balance Sheets.

The reconciliation between amounts computed using the federal income tax rate of 35% and our income tax provision is shown in the following tabulation (in thousands):

Year Ended December 31,	2017	2016	2015
Federal tax provision at statutory rate	$121,474	$99,233	$91,947
State taxes, net of federal income tax benefit	13,308	10,784	9,357
Equity investment basis difference	—	9,470	11,048
Non-deductible items	1,316	1,436	882
Permanent differences related to stock-based compensation	(822)	139	156
Net change in valuation allowance	330	(5,133)	(3,303)
General business credits	(934)	(27,950)	(29,093)
Deferred revaluation for change in statutory tax rate	(32,901)	—	—
Other	81	(1,514)	(1,289)
Income tax provision	$101,852	$86,465	$79,705

Deferred Taxes
Individually significant components of the deferred tax assets and (liabilities) are presented below (in thousands):

December 31,	2017	2016
Deferred tax assets:
Deferred revenue and cancellation reserves	$39,397	$49,332
Allowances and accruals, including state NOL carryforward amounts	36,314	49,074
Credits and other	1,112	1,781
Valuation allowance	(557)	(227)
Total deferred tax assets	76,266	99,960

Deferred tax liabilities:
Inventories	(20,926)	(22,253)
Goodwill	(35,042)	(41,107)
Property and equipment, principally due to differences in depreciation	(73,399)	(93,943)
Prepaid expenses and other	(3,176)	(1,732)
Total deferred tax liabilities	(132,543)	(159,035)
Total	$(56,277)	$(59,075)

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, bonus depreciation that will allow for full expensing of qualified property, reduction of the U.S. federal corporate tax rate, a new limitation on deductible interest expense, and limitations on the deductibility of certain executive compensation.

We remeasured certain federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. At December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, in certain cases, we have made a reasonable estimate of the effects on our existing deferred tax balances. The provisional amount recorded related to the remeasurement of our deferred tax balance was $32.9 million, which is included as a component of income tax expense from continuing operations. Included in this amount is an estimated $2 million attributable to full expensing on certain assets and the executive compensation limitation. In all cases, we will continue to make and refine our calculations as additional analysis is completed, further guidance is issued, or new information is made available.

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

As of December 31, 2017, we had a $0.6 million valuation allowance recorded associated with our deferred tax assets. The entire allowance is associated with state net operating losses primarily generated in previous years. The valuation allowance increased $0.3 million in the current year primarily as a result of establishing allowances related to previously off balance sheet NOLs as part of the January 2017 adoption of ASU 2016-09, "Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting." See Note 1 Summary of Significant Accounting Policies for additional information regarding the adoption of ASU 2016-09.

As of December 31, 2017, we had state net operating loss carryforward amounts totaling approximately $2.4 million, tax effected, with expiration dates through 2037. We believe that it is more likely than not that the benefit from certain state NOL carryforward amounts will not be realized. In recognition of this risk, we have recorded a valuation allowance of $0.6 million on the deferred tax assets relating to these state NOL carryforwards. We had $1.0 million, tax effected, in state tax credit carryforwards with expiration dates through 2027. We believe it is more likely than not that the benefits from these state tax credit carryforwards will be realized.

Unrecognized Tax Benefits
The following is a reconciliation of our unrecognized tax benefits (in thousands):

Balance, December 31, 2015	$1,031
Decrease related to tax positions taken - prior year	(1,031)
Balance, December 31, 2016	$—
Decrease related to tax positions taken - prior year	—
Balance, December 31, 2017	$—

The unrecognized tax benefits recorded were acquired as part of the acquisition of DCH. We recorded a tax indemnification asset related to the unrecognized tax benefit as we determined the amount would be recoverable from the seller. As anticipated, settlements were reached during the year resulting in cash settlements related to the unrecognized tax benefits. As a result, we have no unrecognized tax benefits recorded as of December 31, 2017.

Open tax years at December 31, 2017 included the following:

Federal	2014 - 2017
20 states	2013 - 2017

(14)    Acquisitions

In 2017, we completed the following acquisitions:

•	On May 1, 2017, we acquired Baierl Auto Group: an eight store platform based in Pennsylvania.

•	On August 7, 2017, we acquired Downtown LA ("DTLA") Auto Group, a seven store platform based in California.

•	On November 11, 2017, we acquired Albany CJD Fiat in Albany, New York.

•	On November 15, 2017, we acquired Crater Lake Ford Lincoln and Crater Lake Mazda in Medford, Oregon.

Revenue and operating income contributed by the 2017 acquisitions subsequent to the date of acquisition were as follows (in thousands):

Year Ended December 31,	2017
Revenue	$617,300
Operating income	9,316

In 2016, we completed the following acquisitions:

•	On January 26, 2016, we acquired Riverside Subaru in Riverside, California.

•	On February 1, 2016, we acquired Ira Toyota in Milford, Massachusetts.

•	On June 23, 2016, we acquired the Helena Buick GMC franchises in Helena, Montana.

•	On August 1, 2016, we acquired Thousand Oaks Ford in Thousand Oaks, California.

•	On September 12, 2016, we acquired Carbone Auto Group: a nine store platform in New York and Vermont.

•	On September 28, 2016, we acquired Greiner Ford Lincoln in Casper, Wyoming.

•	On October 5, 2016, we acquired Woodland Hills Audi in Woodland Hills, California.

•	On November 16, 2016, we acquired Honolulu Ford in Honolulu, Hawaii.

All acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

The following tables summarize the consideration paid in cash and equity securities for the acquisitions and the preliminary amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration paid for the Year Ended December 31,	2017	2016
Cash paid, net of cash acquired	$460,394	$234,700
Property and equipment transferred	—	2,637
Equity securities issued	2,137	—
Debt issued	1,748	—
	$464,279	$237,337

Assets acquired and liabilities assumed for the Year Ended December 31,	2017	2016
Trade receivables, net	$46,864	$—
Inventories	189,747	148,915
Franchise value	—	27,087
Property and equipment	146,835	75,345
Other assets	187,549	990
Floor plan notes payable	(72,495)	(30,134)
Debt and capital lease obligations	(13,727)	(22,813)
Other liabilities	(20,494)	(9,450)
	464,279	189,940
Goodwill	—	47,397
	$464,279	$237,337

The purchase price allocation for the Baierl Auto Group, DTLA Auto Group, Albany CJD Fiat, Crater Lake Ford Lincoln and Crater Lake Mazda acquisitions is preliminary as we have not obtained all of the detailed information to finalize the opening balance sheet related to real estate purchased, leases assumed and the allocation of franchise value to each reporting unit. Management has recorded the purchase price allocations based on the information that is currently available.

We account for franchise value as an indefinite-lived intangible asset. We recognized $6.0 million and $1.0 million, respectively, in acquisition related expenses as a component of selling, general and administrative expenses in the Consolidated Statements of Operations in 2017 and 2016, respectively.

The following unaudited pro forma summary presents consolidated information as if the acquisitions had occurred on January 1 of the previous year (in thousands, except for per share amounts):

Year Ended December 31,	2017	2016
Revenue	$10,879,567	$10,727,906
Net income	254,966	219,756
Basic net income per share	10.17	8.65
Diluted net income per share	10.14	8.61

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

(15)    Related Party Transactions

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

The balance associated with this agreement was $16.8 million and $17.3 million as of December 31, 2017 and 2016, respectively, and was included as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

(16)    Net Income Per Share of Class A and Class B Common Stock

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Year Ended December 31,	2017		2016		2015
(in thousands, except per share data)	Class A	Class B	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$233,399	$11,818	$182,369	$14,689	$165,172	$17,827
Reallocation of distributed net income as a result of conversion of dilutive stock options	4	(4)	8	(8)	15	(15)
Reallocation of distributed net income due to conversion of Class B to Class A common shares outstanding	1,275	—	1,791	—	1,932	—
Conversion of Class B common shares into Class A common shares	10,505	—	12,833	—	15,760	—
Effect of dilutive stock options on net income	34	(34)	57	(57)	120	(120)
Net income applicable to common stockholders - diluted	$245,217	$11,780	$197,058	$14,624	$182,999	$17,692

Weighted average common shares outstanding – basic	23,857	1,208	23,515	1,894	23,729	2,561
Conversion of Class B common shares into Class A common shares	1,208	—	1,894	—	2,561	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	80	—	112	—	200	—
Weighted average common shares outstanding – diluted	25,145	1,208	25,521	1,894	26,490	2,561

Net income per common share - basic	$9.78	$9.78	$7.76	$7.76	$6.96	$6.96
Net income per common share - diluted	$9.75	$9.75	$7.72	$7.72	$6.91	$6.91

Antidilutive Securities
Shares issuable pursuant to employee stock purchases not included since they were antidulutive	12	—	—	—	16	—

(17)     Equity-Method Investments

In October 2014, we acquired a 99.9% membership interest in a limited liability company managed by U.S. Bancorp Community Development Corporation with an initial equity contribution of $4.1 million. We made additional equity contributions to the entity of $22.9 million in 2015 and $22.8 million in 2016. We were obligated to make $49.8 million of total contributions to the entity over a two-year period ended October 2016, all of which had been made as of December 31, 2016.

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

As of December 31, 2017 and 2016 no amounts related to this equity-method investment were recorded in our Consolidated Balance Sheets.

The following amounts related to this equity-method investment were recorded in our Consolidated Statements of Operations (in thousands):

Year Ended December 31,	2017	2016	2015
Asset impairments to write investment down to fair value	$—	$13,992	$16,521
Our portion of the partnership’s operating losses	—	8,262	6,929
Non-cash interest expense related to the amortization of the discounted fair value of future equity contributions	—	185	674
Tax benefits and credits generated	—	28,530	30,831

(18)     Segments

Certain financial information on a segment basis is as follows (in thousands):

Year Ended December 31,	2017	2016	2015
Revenues:
Domestic	$3,845,830	$3,381,715	$3,038,883
Import	4,432,760	3,764,255	3,330,949
Luxury	1,810,085	1,528,760	1,490,632
	10,088,675	8,674,730	7,860,464
Corporate and other	(2,165)	3,427	3,788
	$10,086,510	$8,678,157	$7,864,252

Segment income*:
Domestic	$105,208	$106,210	$115,145
Import	117,776	110,204	98,751
Luxury	37,022	31,467	36,391
	260,006	247,881	250,287
Corporate and other	167,366	114,321	74,514
Depreciation and amortization	(57,722)	(49,369)	(41,600)
Other interest expense	(34,776)	(23,207)	(19,491)
Other (expense) income, net	12,195	(6,103)	(1,006)
Income before income taxes	$347,069	$283,523	$262,704
*Segment income for each of the segments is defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other (expense) income, net.

Year Ended December 31,	2017	2016	2015
Floor plan interest expense:
Domestic	$37,196	$26,445	$21,061
Import	29,009	18,665	14,959
Luxury	15,756	10,999	9,096
	81,961	56,109	45,116
Corporate and other	(42,625)	(30,578)	(25,582)
	$39,336	$25,531	$19,534

December 31,	2017	2016
Total assets:
Domestic	$1,338,232	$1,225,387
Import	1,137,934	959,355
Luxury	641,118	511,779
Corporate and other	1,565,782	1,147,629
	$4,683,066	$3,844,150
(19)     Recent Accounting Pronouncements

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

We have evaluated the effect of this amendment and expect the timing of our revenue recognition to generally remain the same, except as detailed below:

•
A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and subject to accelerated recognition under the new standard. Upon adoption, we will recognize an asset associated with future estimated variable consideration and do not believe there will be a significant impact to future revenue recognized.

•
The guidance provided clarification on how to determine and capitalize direct costs incurred. As a result, we reassessed the method used to capitalize and amortize direct cost associated with the sale of lifetime oil, lube and filter contracts.

Upon adoption, we plan to record a net, after-tax cumulative effect adjustment to retained earnings which will have an immaterial impact on our financial statements.

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. The new standard results in the recording of a right-of-use asset and a lease liability for all leases with a term longer than 12 months. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We intend to adopt this ASU on January 1, 2019. While management is still evaluating the impact of adopting the provisions of this ASU, we expect that it will have a material impact due to the recognition of right-of-use assets and lease liabilities due to real estate leases. We continue to identify and evaluate if there are other leases impacted. The majority of our real estate leases are classified as operating leases under the current guidance. We expect ASU 2016-02 to impact our consolidated balance sheets primarily due to the recognition of a right-of-use asset and an associated lease liability and our consolidated income statement related to the changes in expense recognition.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides guidance for eight cash flow classification issues to reduce diversity in practice. The clarification includes guidance on items such as debt prepayment or debt extinguishment cost, contingent consideration payment made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies and distributions received from equity method investees. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. Early adoption is permitted. We are evaluating the effect this pronouncement will have on our financial disclosures.

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
(20)     Subsequent Events

Common Stock Dividend
On February 12, 2018, we declared a dividend of $0.27 per share on our Class A and Class B common stock related to our fourth quarter 2017 financial results. The dividend will total approximately $6.8 million and will be paid on March 23, 2018 to shareholders of record on March 9, 2018.

Acquisition
On January 15, 2018, we acquired the inventory, real property, equipment and intangible assets of Ray Laks Honda, in Orchard Park, New York and Ray Laks Acura, in Buffalo, New York. We paid $26.2 million in cash for these acquisitions.

Line of Credit
On February 14, 2018, we entered into a Loan Agreement ("Agreement") with U.S. Bank National Association, as lender. The Agreement provides for a maximum revolving line of credit in the amount of $150.0 million, with an interest rate of one-month LIBOR plus 1.50%. The line of credit matures in August 2018 or earlier if we renegotiate the terms of our existing credit facility agreement.

LITHIA MOTORS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth our unaudited quarterly financial data (in thousands, except per share amounts):(1)

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter(2)
Revenue	2017	$2,236,101	$2,467,036	$2,680,342	$2,703,030
	2016	1,982,861	2,133,339	2,269,967	2,291,990

Gross profit	2017	341,652	375,271	403,021	396,141
	2016	307,182	322,036	337,261	334,837

Operating income	2017	86,141	103,950	105,952	112,942
	2016	72,915	90,509	93,423	81,518

Income before income taxes	2017	81,263	87,836	86,543	91,427
	2016	60,021	77,303	80,077	66,122

Net income	2017	50,727	53,200	51,886	89,404
	2016	40,270	51,428	54,041	51,319

Basic net income per share	2017	2.01	2.12	2.07	3.58
	2016	1.56	2.02	2.15	2.04

Diluted net income per share	2017	2.01	2.12	2.07	3.56
	2016	1.55	2.01	2.15	2.03

(1)	Quarterly data may not add to yearly totals due to rounding.

(2)
During the fourth quarter of 2017, we recognized a $32.9 million provisional income tax benefit due to the revaluation of our deferred tax liability as a result of the U.S. tax reform bill enacted in December 2017 and a $4.9 million LIFO benefit, net of tax, primarily related to amounts expensed in the prior three quarters of 2017.