Form 10-Q
period 2018-03-31
LITHIA MOTORS INC
filed 2018-04-27
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	23,945,392
Class B common stock without par value	1,000,000
(Class)	Outstanding at April 27, 2018

LITHIA MOTORS, INC.
FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	March 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$68,985	$57,253
Accounts receivable, net of allowance for doubtful accounts of $6,260 and $7,386	479,638	521,938
Inventories, net	2,365,924	2,132,744
Other current assets	56,893	70,847
Total Current Assets	2,971,440	2,782,782

Property and equipment, net of accumulated depreciation of $209,300 and $197,802	1,220,882	1,185,169
Goodwill	256,283	256,320
Franchise value	186,977	186,977
Other non-current assets	451,401	271,818
Total Assets	$5,086,983	$4,683,066

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$145,128	$116,774
Floor plan notes payable: non-trade	1,832,824	1,802,252
Current maturities of long-term debt	168,876	18,876
Trade payables	116,928	111,362
Accrued liabilities	240,169	251,717
Total Current Liabilities	2,503,925	2,300,981

Long-term debt, less current maturities	1,181,230	1,028,476
Deferred revenue	107,355	103,111
Deferred income taxes	58,965	56,277
Other long-term liabilities	108,403	111,003
Total Liabilities	3,959,878	3,599,848

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,985 and 23,968	143,017	149,123
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 1,000 and 1,000	124	124
Additional paid-in capital	14,558	11,309
Retained earnings	969,406	922,662
Total Stockholders' Equity	1,127,105	1,083,218
Total Liabilities and Stockholders' Equity	$5,086,983	$4,683,066

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues:
New vehicle	$1,454,725	$1,210,304
Used vehicle retail	715,574	602,223
Used vehicle wholesale	75,955	71,503
Finance and insurance	106,505	86,777
Service, body and parts	285,697	232,574
Fleet and other	21,223	32,720
Total revenues	2,659,679	2,236,101
Cost of sales:
New vehicle	1,367,778	1,140,186
Used vehicle retail	641,963	533,440
Used vehicle wholesale	75,029	69,986
Service, body and parts	147,289	119,380
Fleet and other	19,509	31,457
Total cost of sales	2,251,568	1,894,449
Gross profit	408,111	341,652
Selling, general and administrative	297,494	242,772
Depreciation and amortization	16,854	12,739
Operating income	93,763	86,141
Floor plan interest expense	(13,534)	(8,052)
Other interest expense, net	(11,806)	(6,671)
Other income, net	1,374	9,845
Income before income taxes	69,797	81,263
Income tax provision	(17,736)	(30,536)
Net income	$52,061	$50,727

Basic net income per share	$2.08	$2.01
Shares used in basic per share calculations	25,050	25,180

Diluted net income per share	$2.07	$2.01
Shares used in diluted per share calculations	25,158	25,250

Cash dividends paid per Class A and Class B share	$0.27	$0.25

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income	$52,061	$50,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,854	12,739
Stock-based compensation	3,574	2,619
(Gain) loss on disposal of other assets	(44)	279
Loss on disposal of franchise	19	—
Deferred income taxes	2,688	(417)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	42,628	76,123
Inventories	(98,862)	(42,298)
Other assets	14,651	(3,776)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	17,692	2,429
Trade payables	6,933	(7,617)
Accrued liabilities	(13,574)	31,116
Other long-term liabilities and deferred revenue	4,253	4,750
Net cash provided by operating activities	48,873	126,674

Cash flows from investing activities:
Capital expenditures	(42,004)	(16,039)
Proceeds from sales of assets	105	399
Cash paid for other investments	(7,599)	(6,863)
Cash paid for acquisitions, net of cash acquired	(324,367)	—
Proceeds from sales of stores	363	—
Net cash used in investing activities	(373,502)	(22,503)

Cash flows from financing activities:
Borrowings (repayments) on floor plan notes payable, net: non-trade	47,841	(2,110)
Borrowings on lines of credit	893,966	231,000
Repayments on lines of credit	(586,728)	(351,433)
Principal payments on long-term debt and capital leases, scheduled	(4,715)	(4,648)
Principal payments on long-term debt and capital leases, other	—	(9,743)
Proceeds from issuance of long-term debt	—	27,878
Payments of debt issuance costs	(40)	—
Proceeds from issuance of common stock	1,841	1,523
Repurchase of common stock	(8,273)	(9,188)
Dividends paid	(6,759)	(6,292)
Acquisition contingent consideration	(772)	—
Net cash provided by (used in) financing activities	336,361	(123,013)
Increase (decrease) in cash and cash equivalents	11,732	(18,842)
Cash and cash equivalents at beginning of period	57,253	50,282
Cash and cash equivalents at end of period	$68,985	$31,440

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$30,263	$17,261
Cash paid during the period for income taxes, net	1,156	8
Floor plan debt paid in connection with store disposals	3,832	—

Supplemental schedule of non-cash activities:
Debt assumed in connection with acquisitions	$10,661	$—

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of March 31, 2018 and for the three-months ended March 31, 2018 and 2017. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2017 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2017 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2018. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2017 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2014-09, "Revenue from Contracts with Customers," which amends the accounting guidance related to revenues. We adopted this standard utilizing a cumulative effect transition method effective January 2018. Except for the changes below, we have consistently applied the accounting policies to all periods presented in these consolidated financial statements.

See also Notes 2 and 12.

Reclassifications
Certain immaterial reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented.

Note 2. Revenue Recognition

The following describes our major product lines, which represent the disaggregation of our revenues to transactions that are similar in nature, amount, timing, uncertainties and economic factors.

New Retail Vehicle and Used Retail Vehicle Sales
Revenue from the retail sale of a vehicle is recognized at a point in time, as all performance obligations are satisfied when a contract is signed by the customer, financing has been arranged or collectibility is probable and the control of the vehicle is transferred to the customer. The transaction price for a retail vehicle sale is specified in the contract with the customer and includes all cash and non-cash consideration. In a retail vehicle sale, customers often trade in their current vehicle. The trade-in is measured at its stand-alone selling price in the contract, utilizing various third-party pricing sources. There are no other non-cash forms of consideration related to retail sales. All vehicle rebates are applied to the vehicle purchase price at the time of the sale, and are therefore incorporated into the price of the contract at the time of the exchange. We do not allow the return of new or used vehicles, except where mandated by state law.

Service, Body and Parts Sales
Revenue from service, body and parts sales is recognized upon the transfer of control of the parts or service to the customer. We allow for customer returns on sales of our parts inventory up to 30 days after the sale. Most parts returns generally occur within one to two weeks from the time of sale and are not significant.

We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $131.9 million and $126.1 million as of March 31, 2018 and December 31, 2017, respectively; and we recognized $5.7 million of revenue in the three months ended March 31, 2018, related to our opening contract liability balance.

Finance and Insurance Sales
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. As a part of the vehicle sale, we seek to arrange financing for customers and sell a variety of add-ons, such as extended warranty service contracts. These products are inherently attached to the governing vehicle and performance of the obligation cannot be performed without the underlying sale of the vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract under the new standard. We recognized a $9.2 million asset associated with future estimated variable consideration on January 1, 2018 related to contracts sold on or before December 31, 2017. Our contract asset balance was $9.2 million as of March 31, 2018 and is included in trade receivables and other non-current assets.

Note 3. Accounts Receivable and Contract Assets

Accounts receivable consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Contracts in transit	$260,287	$286,578
Trade receivables	50,705	45,895
Vehicle receivables	47,781	60,022
Manufacturer receivables	91,826	96,141
Auto loan receivables	72,270	75,052
Other receivables	4,195	14,634
	527,064	578,322
Less: Allowance for doubtful accounts	(6,260)	(7,386)
Less: Long-term portion of accounts receivable, net	(41,166)	(48,998)
Total accounts receivable, net	$479,638	$521,938

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 4. Inventories

The components of inventories, net, consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
New vehicles	$1,743,864	$1,553,751
Used vehicles	536,478	500,011
Parts and accessories	85,582	78,982
Total inventories	$2,365,924	$2,132,744

Note 5. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2016 ¹	$114,839	$106,179	$38,381	$259,399
Adjustments to purchase price allocations[2]	(817)	(1,006)	(391)	(2,214)
Reductions through divestitures	—	(865)	—	(865)
Balance as of December 31, 2017 ¹	114,022	104,308	37,990	256,320
Additions through acquisitions [3]	—	—	—	—
Reductions through divestitures	—	(37)	—	(37)
Balance as of March 31, 2018 ¹	$114,022	$104,271	$37,990	$256,283
1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
2 Our purchase price allocation for the acquisition of the Carbone Auto Group was finalized in the third quarter of 2017. As a result, we reclassified $2.2 million of value from goodwill to franchise value.
3 Our purchase price allocation is preliminary for the acquisitions of the Baierl Auto Group, Downtown LA Auto Group, Albany CJD Fiat, Crater Lake Ford Lincoln, Crater Lake Mazda, Ray Laks Honda, Ray Laks Acura, Day Auto Group, and Prestige Auto Group and the associated goodwill has not been allocated to each of our segments. See also Note 10.

The changes in the carrying amounts of franchise value are as follows (in thousands):

Franchise Value
Balance as of December 31, 2016	$184,268
Additions through acquisitions	495
Adjustments to purchase price allocations [1]	2,214
Balance as of December 31, 2017	186,977
Additions through acquisitions [2]	—
Balance as of March 31, 2018	$186,977
1 Our purchase price allocation for the acquisition of the Carbone Auto Group was finalized in the third quarter of 2017, resulting in a reclassification of $2.2 million from goodwill to franchise value.
2 Our purchase price allocation is preliminary for the acquisitions of the Baierl Auto Group, Downtown LA Auto Group, Albany CJD Fiat, Crater Lake Ford Lincoln, Crater Lake Mazda, Ray Laks Honda, Ray Laks Acura, Day Auto Group, and Prestige Auto Group and have not been included in the above franchise value additions. See also Note 10.

Note 6. Stockholders’ Equity

Repurchases of Class A Common Stock
Repurchases of our Class A Common Stock occurred under a repurchase authorization granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units ("RSUs"). In February 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. Share repurchases under this authorization were as follows:

	Repurchases Occurring in the Three Months Ended March 31, 2018		Cumulative Repurchases as of March 31, 2018
	Shares	Average Price	Shares	Average Price
2016 Share Repurchase Authorization	50,000	$99.02	1,092,725	$84.55

As of March 31, 2018, we had $157.6 million available for repurchases pursuant to our 2016 share repurchase authorization.

In addition, during the first three months of 2018, we repurchased 29,545 shares at an average price of $112.43 per share, for a total of $3.3 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

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

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of March 31, 2018, our real estate mortgages and other debt, which includes capital leases, had maturity dates between January 12, 2019 and December 31, 2050.

There were no changes to our valuation techniques during the three-month period ended March 31, 2018.

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	March 31, 2018	December 31, 2017
Carrying value
5.25% Senior Notes due 2025	$300,000	$300,000
Real Estate Mortgages and Other Debt	360,891	376,880
	$660,891	$676,880
Fair value
5.25% Senior Notes due 2025	$300,750	$312,750
Real Estate Mortgages and Other Debt	364,468	385,337
	$665,218	$698,087

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended March 31,	2018		2017
(in thousands, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$49,983	$2,078	$47,826	$2,901
Reallocation of distributed net income as a result of conversion of dilutive stock options	1	(1)	1	(1)
Reallocation of distributed net income due to conversion of Class B to Class A common shares outstanding	269	—	359	—
Conversion of Class B common shares into Class A common shares	1,801	—	2,534	—
Effect of dilutive stock options on net income	7	(7)	7	(7)
Net income applicable to common stockholders - diluted	$52,061	$2,070	$50,727	$2,893

Weighted average common shares outstanding – basic	24,050	1,000	23,740	1,440
Conversion of Class B common shares into Class A common shares	1,000	—	1,440	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	108	—	70	—
Weighted average common shares outstanding – diluted	25,158	1,000	25,250	1,440

Net income per common share - basic	$2.08	$2.08	$2.01	$2.01
Net income per common share - diluted	$2.07	$2.07	$2.01	$2.01

Three Months Ended March 31,	2018		2017
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	26	—	—	—

Note 9. Segments

While we have determined that each individual store is a reporting unit, we have aggregated our reporting units into three reportable segments based on their economic similarities: Domestic, Import and Luxury.

Our Domestic segment is comprised of retail automotive franchises that sell new vehicles manufactured by Chrysler, General Motors and Ford. Our Import segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by Honda, Toyota, Subaru, Nissan and Volkswagen. Our Luxury segment is comprised of retail automotive franchises that sell new vehicles manufactured primarily by BMW, Mercedes and Lexus. The franchises in each segment also sell used vehicles, parts and automotive services, as well as automotive finance and insurance products.

Corporate and other revenue and income includes the results of operations of our stand-alone body shops offset by unallocated corporate overhead expenses, such as corporate personnel costs, and certain unallocated reserve and elimination adjustments. Additionally, certain internal corporate expense allocations increase segment income for Corporate and other while decreasing segment income for the other reportable segments. These internal corporate expense allocations are used to increase comparability of our dealerships and reflect the capital burden a stand-alone dealership would experience. Examples of these internal allocations include internal rent expense, internal floor plan financing charges, and internal fees charged to offset employees within our corporate headquarters who perform certain dealership functions.

We define our chief operating decision maker (“CODM”) to be certain members of our executive management group. Historical and forecasted operational performance are evaluated on a store-by-store basis and on a consolidated basis by the CODM. We derive the operating results of the segments directly from our internal management reporting system. The accounting policies used to derive segment results are substantially the same as those used to determine our consolidated results, except for the internal allocation within Corporate and other discussed above. Our CODM measures the performance of each operating segment based on several metrics, including earnings from operations, and uses these results, in part, to evaluate the performance of, and to allocate resources to, each of the operating segments.

Certain financial information on a segment basis is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Revenues:
Domestic
New vehicle	$513,529	$485,257
Used vehicle retail	264,827	244,997
Used vehicle wholesale	33,607	32,287
Finance and insurance	40,001	36,209
Service, body and parts	107,142	93,402
Fleet and other	11,510	7,607
	970,616	899,759
Import
New vehicle	667,602	551,881
Used vehicle retail	307,689	247,276
Used vehicle wholesale	28,196	26,836
Finance and insurance	51,696	40,573
Service, body and parts	109,655	88,663
Fleet and other	5,595	16,243
	1,170,433	971,472
Luxury
New vehicle	278,521	176,317
Used vehicle retail	142,904	110,606
Used vehicle wholesale	14,199	12,223
Finance and insurance	12,251	7,995
Service, body and parts	64,793	48,032
Fleet and other	3,827	8,630
	516,495	363,803
	2,657,544	2,235,034
Corporate and other	2,135	1,067
	$2,659,679	$2,236,101
Segment income[1]:
Domestic	$25,618	$25,442
Import	23,020	22,172
Luxury	6,886	4,713
	55,524	52,327
Corporate and other	41,559	38,501
Depreciation and amortization	(16,854)	(12,739)
Other interest expense	(11,806)	(6,671)
Other income (expense), net	1,374	9,845
Income before income taxes	$69,797	$81,263
1Segment income for each of the segments is defined as income before income taxes, depreciation and amortization, other interest expense and other income (expense), net.

	Three Months Ended March 31,
	2018	2017
Floor plan interest expense:
Domestic	$11,612	$7,954
Import	9,429	5,873
Luxury	5,133	3,076
	26,174	16,903
Corporate and other	(12,640)	(8,851)
	$13,534	$8,052

	March 31, 2018	December 31, 2017
Total assets:
Domestic	$1,406,219	$1,338,232
Import	1,231,503	1,137,934
Luxury	696,761	641,118
Corporate and other	1,752,500	1,565,782
	$5,086,983	$4,683,066

Note 10. Acquisitions

In the first three months of 2018, we completed the following acquisitions:

•	On January 15, 2018, Ray Laks Honda in Orchard Park, New York and Ray Laks Acura in Buffalo, New York.

•	On February 26, 2018, Day Auto Group, a seven store platform based in Pennsylvania.

•	On March 1, 2018, Prestige Auto Group, a six store platform based in New Jersey and New York.

Revenue and net loss contributed by the 2018 acquisitions subsequent to the date of acquisition were as follows (in thousands):

Revenue	$84,629
Net loss	$(142)

In 2017, we completed the following acquisitions:

•	On May 1, 2017, we acquired Baierl Auto Group: an eight store platform based in Pennsylvania.

•	On August 7, 2017, we acquired Downtown LA ("DTLA") Auto Group, a seven store platform based in California.

•	On November 11, 2017, we acquired Albany CJD Fiat in Albany, New York.

•	On November 15, 2017, we acquired Crater Lake Ford Lincoln and Crater Lake Mazda in Medford, Oregon.

All acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

The following tables summarize the consideration paid for the 2018 acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration
Cash paid, net of cash acquired	$324,367

The purchase price allocations for the Baierl Auto Group, Downtown LA Auto Group, Albany CJD Fiat, Crater Lake Ford Lincoln, Crater Lake Mazda, Ray Laks Honda, Ray Laks Acura, Day Auto Group, and Prestige Auto Group acquisitions are preliminary and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets.

Assets Acquired and Liabilities Assumed
Trade receivables, net	$328
Inventories	153,422
Property and equipment	9,201
Other assets	174,474
Floor plan notes payable	(10,661)
Other liabilities	(2,397)
324,367
Goodwill	—
$324,367

In the three-month period ended March 31, 2018, we recorded $0.9 million in acquisition related expenses as a component of selling, general and administrative expense. We did not have any material acquisition expenses for the same period in 2017.

The following unaudited proforma summary presents consolidated information as if all acquisitions in the three-month periods ended March 31, 2018 and 2017 had occurred on January 1, 2017 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Revenue	$2,822,370	$2,825,619
Net income	50,737	53,034
Basic net income per share	2.03	2.11
Diluted net income per share	2.02	2.10

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

Note 11. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We have both real estate leases and equipment leases that will be impacted by the new guidance. We continue to evaluate the effect this pronouncement will have on our consolidated financial statements and related disclosures.

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

Note 12. Changes in Accounting Policies

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers," which amends the accounting guidance related to revenues. This amendment replaced most of the existing revenue recognition guidance. The new standard, as amended in July 2015, is effective for fiscal years beginning after December 15, 2017, and interim periods therein. The standard permits the use of either the retrospective or cumulative effect transition method. We adopted this standard utilizing a cumulative effect transition method effective January 2018. While the adoption of the new standard did not have a significant effect on earnings or on the timing of our most significant types of transactions, we made the following changes to our revenue policies:

•
A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and subject to accelerated recognition under the new standard. Accordingly, we recognized a $9.2 million asset associated with future estimated variable consideration and a net of tax increase to retained earnings of $6.5 million. We do not believe there will be a significant impact to future revenue recognized.

•
The adoption of the new standard clarifies the determination and capitalization of direct costs incurred. As a result, we reassessed the method used to capitalize and amortize direct costs associated with the sale of lifetime lube, oil and filter contracts, which resulted in a $7.2 million reduction in prepaid commissions and a net of tax $5.1 million reduction to retained earnings.

These changes had an immaterial effect on our Consolidated Statements of Operations and the following impact on our Consolidated Balance Sheets (in thousands):

	As Reported		Balances without the adoption of Topic 606
Impact on Consolidated Balance Sheets	March 31, 2018	Adjustments
Trade receivables	$50,705	$(3,631)	$47,074
Other current assets	56,893	(1,835)	55,058
Other non-current assets	451,401	3,789	455,190
Total Assets	5,086,983	(1,677)	5,085,306
Deferred income taxes	58,965	(599)	58,366
Total Liabilities	3,959,878	(599)	3,959,279
Retained earnings	969,406	(1,078)	968,328
Total Liabilities and Stockholders' Equity	5,086,983	(1,677)	5,085,306

Note 13. Subsequent Events

Repurchase of Class A Common Stock
Since March 31, 2018, we repurchased 40,000 shares at a weighted average price of $96.78 per share and, as of April 27, 2018, under our existing share repurchase authorization, $153.7 million remained available for share repurchases.

Acquisition of Stores
On April 3, 2018, we acquired the inventory, real estate, equipment and intangible assets of Broadway Ford in Idaho Falls, Idaho. We paid cash of approximately $26.1 million for this store.

On April 23, 2018, we acquired the inventory, equipment and intangible assets of Buhler Ford in Eatontown, New Jersey. We paid cash of approximately $12.5 million for this store.

Common Stock Dividend
On April 23, 2018, our Board of Directors approved a dividend of $0.29 per share on our Class A and Class B common stock related to our first quarter 2018 financial results. The dividend will total approximately $7.2 million and will be paid on May 25, 2018 to shareholders of record on May 11, 2018.

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

The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results to materially differ from the results expressed or implied by these statements. Certain important factors that could cause actual results to differ from our expectations are discussed in Part II - Other Information, Item 1A in this Form 10-Q and in the Risk Factors section of our 2017 Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission. Such factors include, but are not limited to:

•	Changing economic conditions, including changes in consumer demand, the availability of credit, fuel prices and interest rates;

•	Natural disasters, adverse weather conditions, acts of God or other incidents;

•	Increasing competition in our industry;

•	Adverse conditions affecting one or more key manufacturers whose brands we sell;

•	Availability of manufacturer incentives, warranty and other promotional programs;

•	Manufacturers relationships and our ability to renew or enter into new franchise agreements on acceptable terms;

•	Changes in laws and regulations;

•	Breaches in our data security systems or in systems used by our vendor partners; and

•	Our ability to acquire and successfully integrate additional stores

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

Overview
We are one of the largest automotive retailers in the United States and are among the fastest growing companies in the Fortune 500 (#318-2017) with 186 stores representing 28 brands in eighteen states as of April 27, 2018. We offer vehicles online and through our nationwide retail network. Our "Growth Powered by People" strategy drives us to innovate and continuously improve the customer experience.

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

During the first quarter of 2018, we focused on growth through acquisitions. Newly acquired stores generally have a lower operating efficiency than our other stores and negatively impact our operating margin initially. We continue to focus on accelerating the integration of acquired stores to leverage our cost structure and increase incremental profitability.

Results of Operations
For the three months ended March 31, 2018 and 2017, we reported net income of $52.1 million, or $2.07 per diluted share, and $50.7 million, or $2.01 per diluted share, respectively.

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows (dollars in thousands):

Three Months Ended March 31, 2018	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,454,725	54.7%	$86,947	6.0%	21.3%
Used vehicle retail	715,574	26.9	73,611	10.3	18.0
Used vehicle wholesale	75,955	2.9	926	1.2	0.2
Finance and insurance [1]	106,505	4.0	106,505	100.0	26.1
Service, body and parts	285,697	10.7	138,408	48.4	33.9
Fleet and other	21,223	0.8	1,714	8.1	0.5
	$2,659,679	100.0%	$408,111	15.3%	100.0%

Three Months Ended March 31, 2017	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,210,304	54.1%	$70,118	5.8%	20.5%
Used vehicle retail	602,223	26.9	68,783	11.4	20.1
Used vehicle wholesale	71,503	3.2	1,517	2.1	0.4
Finance and insurance [1]	86,777	3.9	86,777	100.0	25.4
Service, body and parts	232,574	10.4	113,194	48.7	33.1
Fleet and other	32,720	1.5	1,263	3.9	0.5
	$2,236,101	100.0%	$341,652	15.3%	100.0%
1 Commissions reported net of anticipated cancellations.

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in February 2017 would be included in same store operating data beginning in March 2018, after its first full complete comparable month of operation. The first quarter operating results for the same store comparisons would include results for that store in only the period of March for both comparable periods.

New Vehicle Revenue and Gross Profit

	Three Months Ended March 31,		Increase (Decrease)			% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2018	2017
Reported
Revenue	$1,454,725	$1,210,304	$244,421			20.2%
Gross profit	$86,947	$70,118	$16,829			24.0
Gross margin	6.0%	5.8%	20	bp	[1]

Retail units sold	41,497	35,616	5,881			16.5
Average selling price per retail unit	$35,056	$33,982	$1,074			3.2
Average gross profit per retail unit	$2,095	$1,969	$126			6.4

Same store
Revenue	$1,183,204	$1,201,912	$(18,708)			(1.6)
Gross profit	$68,102	$69,091	$(989)			(1.4)
Gross margin	5.8%	5.7%	10	bp

Retail units sold	33,886	35,415	(1,529)			(4.3)
Average selling price per retail unit	$34,917	$33,938	$979			2.9
Average gross profit per retail unit	$2,010	$1,951	$59			3.0
1 A basis point is equal to 1/100th of one percent

New vehicle sales increased 20.2% in the three-month period ended March 31, 2018 compared to the same period of 2017, primarily driven by an increase in volume related to acquisitions.

Excluding the impact of acquisitions, on a same store basis, new vehicle sales decreased 1.6% in the three-month period ended March 31, 2018 compared to the same period of 2017. This decrease was primarily due to a 4.3% decrease in unit sales, partially offset by a 2.9% increase in average selling price per unit for the three-month period ended March 31, 2018 compared to the same period of 2017. The national new vehicle sales market experienced 2.1% growth during the first quarter of 2018 compared to the same period of 2017.

Same store unit sales increased (decreased) as follows:

	Three months ended March 31, 2018 compared to the same period of 2017	National growth in the three months ended March 31, 2018 compared to the same period of 2017 ¹
Domestic brand same store unit sales change	(6.0)%	0.7%
Import brand same store unit sales change	(4.5)	2.4
Luxury brand same store unit sales change	2.2	7.9
Overall	(4.3)	2.1
1 National auto unit sales and seasonally adjusted annual rate ("SAAR") data obtained from Stephens Auto Unit Sales and SAAR report as of March 2018.

The unit volume decrease for our domestic brands exceeded the national average for the three-month period ended March 31, 2018 compared to the same period of 2017. Our performance, compared to the national trend for domestic brands, was mainly driven by General Motors and Chrysler, which had same store unit sales decreases of 7.1% and 5.8%, respectively, for the three-month period ended March 31, 2018 compared to the same period of 2017. This performance compares to the national market increases of 3.8% for General Motors and 1.0% for Chrysler for the same period. Our Ford stores experienced a same store unit sales decrease of 5.1% compared to a national market decrease of 3.1% for the three-month period ended March 31, 2018 compared to the same period of 2017.

The unit volume decrease for our import brands exceeded the national average for the three-month period ended March 31, 2018 compared to the same period of 2017. This decrease was primarily driven by our Honda stores, which comprised 18.9% of our total new vehicle unit sales in the first quarter of 2018. Our Honda stores had a same store unit decrease of 11.6% for the three-month period ended March 31, 2018 compared to the same period of 2017, while the national average unit volume decrease was 0.8% for Honda for the same period. Our Toyota stores, which comprised 18.8% of our total new vehicle unit sales in the first quarter of 2018, grew 6.2% for the three-month period ended March 31, 2018 compared to the same period in 2017, while the national market for Toyota increased by 7.4% for the same period.

Our luxury brand unit volume increased 2.2% the in the three-month period ended March 31, 2018 compared to the same period of 2017, which underperformed the national trend for luxury brands, and was primarily associated with our BMW stores, which comprised 3.5% of our same store new vehicle unit sales in the first quarter of 2018. Our BMW stores had a same store unit sales decrease of 6.9% for the three-month period ended March 31, 2018 compared to the same period of 2017, while the national average was an increase for BMW of 3.0% for the same period. This was offset by the performance of our Mercedes stores, accounting for 1.1% of our same store new vehicle unit sales in the first quarter of 2018, that had same store unit sales increases of 26.6% for the three-month period ended March 31, 2018 compared to the same period of 2017, while the national average was a decrease for Mercedes of 0.7% for the same period. The growth in our luxury brands was less than the national average due to decreases in our local markets. We are concentrated in areas such as Seattle and New Jersey, where new vehicle registrations were down.

We seek to grow our new vehicle sales organically by gaining share in the markets we serve. To increase awareness and customer traffic, we use a combination of traditional, digital and social media advertisements to reach customers.

New vehicle gross profit increased 24.0% in the three-month period ended March 31, 2018 compared to the same period of 2017. On a same store basis, new vehicle gross profit decreased 1.4% in the three-month period ended March 31, 2018 compared to the same period of 2017. The same store average gross profit per unit for new vehicles increased $59 in the three-month period ended March 31, 2018 compared to the same period of 2017.

Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in and parts and service work.

Used Vehicle Retail Revenue and Gross Profit

	Three Months Ended March 31,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2018	2017
Reported
Retail revenue	$715,574	$602,223	$113,351		18.8%
Retail gross profit	$73,611	$68,783	$4,828		7.0
Retail gross margin	10.3%	11.4%	(110	)bp

Retail units sold	36,114	30,783	5,331		17.3
Average selling price per retail unit	$19,814	$19,563	$251		1.3
Average gross profit per retail unit	$2,038	$2,234	$(196)		(8.8)

Same store
Retail revenue	$622,389	$595,041	$27,348		4.6
Retail gross profit	$65,878	$68,260	$(2,382)		(3.5)
Retail gross margin	10.6%	11.5%	(90	)bp

Retail units sold	31,677	30,404	1,273		4.2
Average selling price per retail unit	$19,648	$19,571	$77		0.4
Average gross profit per retail unit	$2,080	$2,245	$(165)		(7.3)

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

Same store sales of used vehicles increased (decreased) as follows:

Three months ended March 31, 2018 compared to the same period of 2017
Manufacturer CPO vehicles	(6.3)%
Core vehicles	12.7
Value autos	(1.5)
Overall	4.6

The increase in same store used vehicle sales was primarily driven by increased unit sales in our core vehicles category. For core vehicles, same store unit sales increased 11.1% and average selling price increased 1.6% for the three-months ended March 31, 2018 compared to the same period of 2017. The growth in our core vehicles category was offset by decreases in our CPO vehicles and value autos. The decrease in CPO vehicle sales was driven by a 2.5% decrease in same store unit sales and a 3.8% decrease in average selling price for the three-month period ended March 31, 2018 compared to the same period of 2017. Our value autos category had a 2.9% decrease in same store unit sales, offset by a 1.4% increase in average selling price for the three-months ended March 31, 2018 compared to the same period of 2017.

On an annualized average, as of March 31, 2018 and 2017, each of our stores sold 67 and 66 retail used vehicle units per month, respectively.

Used retail vehicle gross profit increased 7.0% in the three-month period ended March 31, 2018 compared to the same period of 2017. On a same store basis, gross profit decreased 3.5%, in the three-month period ended March 31, 2018 compared to the same period of 2017, primarily driven by a decrease in the average gross profit per unit, partially offset by an increase in units sold. The same store gross profit per unit decreased $165 for the three-month period ended March 31, 2018 compared to the same period of 2017.

Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s) and increase sales from finance and insurance and parts and service.

Used Vehicle Wholesale Revenue and Gross Profit

	Three Months Ended March 31,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2018	2017
Reported
Wholesale revenue	$75,955	$71,503	$4,452		6.2%
Wholesale gross profit	$926	$1,517	$(591)		(39.0)
Wholesale gross margin	1.2%	2.1%	(90	)bp

Wholesale units sold	11,687	10,840	847		7.8
Average selling price per wholesale unit	$6,499	$6,596	$(97)		(1.5)
Average gross profit per retail unit	$79	$140	$(61)		(43.6)

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to age or other factors. Wholesale vehicles are typically sold at or near cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2018	2017
Reported
Revenue	$106,505	$86,777	$19,728	22.7%
Average finance and insurance per retail unit	1,372	1,307	65	5.0

Same store
Revenue	$90,509	$86,130	$4,379	5.1%
Average finance and insurance per retail unit	1,380	1,309	71	5.4

We believe that arranging timely vehicle financing is an important part of our ability to sell vehicles and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection.

The increase in finance and insurance revenue in the three-month period ended March 31, 2018 was primarily due to increased volume related to acquisitions, combined with expanded product offerings. Third-party extended warranty and insurance contracts yield higher profit margins than vehicle sales and contribute significantly to our profitability. Same store finance and insurance revenues increased 5.1% for the three-month period ended March 31, 2018 as compared to the same period of 2017. This increase was driven by an increase in finance and insurance revenues per retail unit, combined with an increase in used vehicle unit volume. On a same store basis, our finance and insurance revenues per retail unit increased $71 in the three-month period ended March 31, 2018 compared to the same period of 2017, primarily due to increased penetration rates related to service contracts.

Trends in penetration rates for total new and used retail vehicles sold are detailed below:

	Three Months Ended March 31,
	2018	2017
Finance and insurance	74%	77%
Service contracts	47	47
Lifetime lube, oil and filter contracts	25	27

We seek to increase our penetration of vehicle financing on the number of vehicles that we sell and to offer a comprehensive suite of products. We target an average F&I per retail unit of $1,450. We believe improved performance from sales training and revised compensation plans will be critical factors in achieving this target.

Service, Body and Parts Revenue and Gross Profit

	Three Months Ended March 31,		Increase (Decrease)		% Increase
(Dollars in thousands)	2018	2017
Reported
Customer pay	$149,848	$122,620	$27,228		22.2%
Warranty	68,308	54,499	13,809		25.3
Wholesale parts	45,609	36,702	8,907		24.3
Body shop	21,932	18,753	3,179		17.0
Total service, body and parts	$285,697	$232,574	$53,123		22.8%

Service, body and parts gross profit	$138,408	$113,194	$25,214		22.3%
Service, body and parts gross margin	48.4%	48.7%	(30	) bp

Same store
Customer pay	$125,295	$121,085	$4,210		3.5%
Warranty	55,657	53,988	1,669		3.1
Wholesale parts	36,668	36,263	405		1.1
Body shop	18,332	18,226	106		0.6
Total service, body and parts	$235,952	$229,562	$6,390		2.8%

Service, body and parts gross profit	$116,078	$111,724	$4,354		3.9%
Service, body and parts gross margin	49.2%	48.7%	50	bp

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

Our service, body and parts revenue grew in all areas in the three-month period ended March 31, 2018 compared to the same period of 2017. The growth experienced in the first quarter of 2018 was due to acquisitions, combined with more late-model units in operation from 2010 to 2016 and a plateauing new vehicle market. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. We increased our same store customer pay revenue 3.5% in the three-month period ended March 31, 2018 compared to the same period of 2017.

Same store warranty revenue increased 3.1% in the three-month period ended March 31, 2018 compared to the same period of 2017. Warranty sales growth was primarily driven by an increase in domestic segment recalls, particularly Chrysler and Ford, which had increases of 14.4% and 13.8%, respectively. These increases were offset by decreases in Honda and Nissan warranty work of 23.8% and 26.5%, respectively, in the three month period ended March 31, 2018 as compared to the same period of 2017.

The increase (decrease) in same-store warranty work by segment was as follows:

Three months ended March 31, 2018 compared to the same period of 2017
Domestic	11.7%
Import	(3.7)
Luxury	2.8

Same store wholesale parts revenue increased 1.1% in the three-month period ended March 31, 2018 compared to the same period of 2017. We target independent repair shops, competing new vehicle dealers and wholesale accounts to expand parts sales to other repair shops.

Same store body shop revenue increased 0.6% in the three-month period ended March 31, 2018 compared to the same period of 2017.

Same store service, body and parts gross profit increased 3.9% in the three-month period ended March 31, 2018 compared to the same period of 2017, which is slightly higher than our revenue growth. Our gross margins increased as our mix shifted toward customer pay, which has a higher margin than other service.

Segments
Certain financial information by segment is as follows:

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenues:
Domestic	$970,616	$899,759	$70,857	7.9%
Import	1,170,433	971,472	198,961	20.5
Luxury	516,495	363,803	152,692	42.0
	2,657,544	2,235,034	422,510	18.9
Corporate and other	2,135	1,067	1,068	NM
	$2,659,679	$2,236,101	$423,578	18.9%
NM - not meaningful

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
Segment income[1]:
Domestic	$25,618	$25,442	$176	0.7%
Import	23,020	22,172	848	3.8
Luxury	6,886	4,713	2,173	46.1
	55,524	52,327	3,197	6.1
Corporate and other	41,559	38,501	3,058	7.9
Depreciation and amortization	(16,854)	(12,739)	4,115	32.3
Other interest expense	(11,806)	(6,671)	5,135	77.0
Other income (expense), net	1,374	9,845	(8,471)	NM
Income before income taxes	$69,797	$81,263	$(11,466)	(14.1)%
1Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.

NM – Not meaningful

	Three Months Ended March 31,		Increase	% Increase
	2018	2017
Retail new vehicle unit sales:
Domestic	12,656	12,240	416	3.4%
Import	23,640	19,835	3,805	19.2
Luxury	5,338	3,616	1,722	47.6
	41,634	35,691	5,943	16.7
Allocated to management	(137)	(75)	62	NM
	41,497	35,616	5,881	16.5%
NM – Not meaningful

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenue:
New vehicle	$513,529	$485,257	$28,272	5.8%
Used vehicle retail	264,827	244,997	19,830	8.1
Used vehicle wholesale	33,607	32,287	1,320	4.1
Finance and insurance	40,001	36,209	3,792	10.5
Service, body and parts	107,142	93,402	13,740	14.7
Fleet and other	11,510	7,607	3,903	51.3
	$970,616	$899,759	$70,857	7.9%
Segment income	$25,618	$25,442	$176	0.7%
Retail new vehicle unit sales	12,656	12,240	416	3.4%

Our Domestic segment revenue increased 7.9% in the three-month period ended March 31, 2018 compared to the same period of 2017. Since March 2017, we acquired nine additional domestic brand stores, which contributed to increases in new vehicle, used vehicle retail, finance and insurance and service body and parts sales.

Our Domestic segment income increased 0.7% in the three-month period ended March 31, 2018 compared to the same period of 2017 primarily due to gross profits growth of 8.1%, primarily due to acquisitions, offset by growth in SG&A of 7.0%. Additionally, floor plan interest expense increased 57.1% due to acquisitions and rising interest rates compared to the same period of 2017.

Import
A summary of financial information for our Import segment follows:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
Revenue:
New vehicle	$667,602	$551,881	$115,721	21.0%
Used vehicle retail	307,689	247,276	60,413	24.4
Used vehicle wholesale	28,196	26,836	1,360	5.1
Finance and insurance	51,696	40,573	11,123	27.4
Service, body and parts	109,655	88,663	20,992	23.7
Fleet and other	5,595	16,243	(10,648)	(65.6)
	$1,170,433	$971,472	$198,961	20.5%
Segment income	$23,020	$22,172	$848	3.8%
Retail new vehicle unit sales	23,640	19,835	3,805	19.2%

Our Import segment revenue increased 20.5% in the three-month period ended March 31, 2018 compared to the same period of 2017 due to increases in all major business lines, primarily due to acquisitions, as well as same store increases in used vehicle unit volume and finance and insurance per unit. Since March 2017, we have added fourteen import brand stores.

Import segment income increased 3.8% in the three-month period ended March 31, 2018 compared to the same period of 2017, primarily due to gross profits growth of 21.8%, offset by SG&A expense growth of 23.2%, primarily due to acquisitions. Total SG&A as a percent of gross profit increased from 81.0% to 82.0% for the three months ended March 31, 2018 compared to the same period of 2017 as a result of increases in advertising and other expenses. Floor plan interest expense for import stores increased 60.5% and was a significant contributor to the slower growth in segment income.

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenue:
New vehicle	$278,521	$176,317	$102,204	58.0%
Used vehicle retail	142,904	110,606	32,298	29.2
Used vehicle wholesale	14,199	12,223	1,976	16.2
Finance and insurance	12,251	7,995	4,256	53.2
Service, body and parts	64,793	48,032	16,761	34.9
Fleet and other	3,827	8,630	(4,803)	(55.7)
	$516,495	$363,803	$152,692	42.0%
Segment income	$6,886	$4,713	$2,173	46.1%
Retail new vehicle unit sales	5,338	3,616	1,722	47.6%

Our Luxury segment revenue increased 42.0% in the three-month period ended March 31, 2018 compared to the same period of 2017 due to increases in all major business lines. Since March 31, 2017, we added eleven luxury brand stores.

Our Luxury segment income increased 46.1% for the three-month period ended March 31, 2018 compared to the same period of 2017 primarily due to gross profit growth of 38.7%, offset by an SG&A expense increase of 36.1%. Growth in our Luxury segment revenues and gross profit for the three-month period ended March 31, 2018 was driven by volume related to acquisitions, in addition to same store increases in new vehicle unit volume and finance and insurance per unit. Floor plan interest expense increased 66.9%, related to a combination of increased volume from acquisitions and rising interest rates.

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shop, offset by certain unallocated reserve and elimination adjustments related to vehicle sales.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenue, net	$2,135	$1,067	$1,068	NM
Segment income	$41,559	$38,501	$3,058	7.9

The increase in Corporate and other revenue in the three-month period ended March 31, 2018 compared to the same period of 2017 was primarily related to the addition of two stand-alone body shops, changes to certain reserves that are not specifically identified with our domestic, import or luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores.

Segment income attributable to Corporate and other includes amounts associated with the operating income from our stand-alone body shops, and certain internal corporate expense allocations that reduce reportable segment income but increase Corporate and other income. These internal corporate expense allocations are used to increase comparability of our dealerships and reflect the capital burden a stand-alone dealership would experience. Examples of these internal allocations include internal rent expense, internal floor plan financing charges, and internal fees charged to offset employees within our corporate headquarters who perform certain dealership functions.

Corporate and other segment income increased $3.1 million for the three-month period ended March 31, 2018 compared to the same period of 2017 primarily due to the addition of 34 stores and two stand-alone body shops since March 31, 2017.

Selling, General and Administrative Expense (“SG&A”)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2018	2017
Personnel	$192,093	$163,672	$28,421	17.4%
Advertising	25,481	19,956	5,525	27.7
Rent	11,117	7,221	3,896	54.0
Facility costs	17,668	15,127	2,541	16.8
Other	51,135	36,796	14,339	39.0
Total SG&A	$297,494	$242,772	$54,722	22.5%

	Three Months Ended March 31,		Increase (Decrease)
As a % of gross profit	2018	2017
Personnel	47.1%	47.9%	(80	)bp
Advertising	6.2%	5.8%	40
Rent	2.7%	2.1%	60
Facility costs	4.3%	4.4%	(10)
Other	12.6%	10.9%	170
Total SG&A	72.9%	71.1%	180	bp

SG&A expense increased 22.5% in the three-month period ended March 31, 2018 compared to the same period of 2017. Overall, increases in SG&A expense were due primarily to growth through acquisitions. In the three-month period ended March 31, 2018 compared to the same period in 2017, increases related to advertising, rent and other expenses outpaced the overall increase. Increased rent expense in the three-month period ended March 31, 2018 was a result of our acquisitions in the past twelve months with leased properties. Other expenses in the three-month period ended March 31, 2018 include acquisition expenses of $0.9 million and storm insurance reserve charges of $1.5 million. On a same store basis, SG&A as a percentage of gross profit was 72.2% for the three-month period ended March 31, 2018 compared to 71.0% for the same period of 2017. This increase is primarily due to lower same store gross profit in our new and used vehicle businesses.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2018	2017
Depreciation and amortization	$16,854	$12,739	$4,115	32.3%

The increase in depreciation and amortization in the three-month period ended March 31, 2018 compared to the same period of 2017 was primarily due to capital expenditures and acquisitions that occurred since March 31, 2017. Since March 31, 2017, we purchased approximately $144 million in depreciable buildings and improvements as a part of our acquisitions of Baierl Auto Group, Downtown LA Auto Group, and Day Automotive Group. Capital expenditures for the first three months of 2018 totaled $42.0 million, which also increases the amount of depreciable assets. See the discussion under Liquidity and Capital Resources for additional information.

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended March 31,
	2018	2017
Operating margin	3.5%	3.9%

Operating margin declined 40 basis points in the three months ended March 31, 2018 compared to the same period in 2017. Acquisition activity over the past twelve months negatively impacted our operating margin. Acquired stores generally have a lower operating efficiency than our other stores and negatively impact our operating margin until we fully integrate them into our cost structure.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017	Increase	% Increase
Floor plan interest expense (new vehicles)	$13,534	$8,052	$5,482	68.1%

Floor plan interest expense increased $5.5 million in the three-month period ended March 31, 2018 compared to the same period of 2017. The 68.1% increase in floor plan interest expense for the three-month period ended March 31, 2018 compared to the same period in 2017 includes a 32.1% increase related to the increase in inventory levels and a 36.0% increase related to increasing LIBOR rates as compared to the same period of 2017.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended March 31,			%
(Dollars in thousands)	2018	2017	Change	Change
Floor plan interest expense (new vehicles)	$13,534	$8,052	$5,482	68.1%
Floor plan assistance (included as an offset to cost of sales)	(14,168)	(11,788)	(2,380)	20.2
Net new vehicle carrying costs	$(634)	$(3,736)	$3,102	83.0%

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in thousands)	2018	2017
Mortgage interest	$4,907	$4,391	$516	11.8%
Other interest	7,102	2,363	4,739	200.6
Capitalized interest	(203)	(83)	120	144.6
Total other interest expense	$11,806	$6,671	5,135	77.0%

The increase of $5.1 million in other interest expense in the three-month period ended March 31, 2018 compared to the same period of 2017 was primarily due to $300 million in 5.25% Senior Notes issued in July 2017, which contributed $4.1 million of additional interest expense in the first quarter of 2018 compared to the same period of 2017. Additionally, higher volumes of borrowing on our credit facility and higher mortgage interest due to additional mortgage financings and increased interest rates contributed to the overall increase in other interest expense in the three-month period ended March 31, 2018 compared to the same period of 2017.

Other Income, Net

	Three Months Ended March 31,		Decrease	% Decrease
(Dollars in thousands)	2018	2017
Other Income, net	$1,374	$9,845	$(8,471)	NM

Other income, net in the three-month period ended March 31, 2017 was primarily related to a legal settlement with two OEMs associated with diesel emissions litigation.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended March 31,
	2018	2017
Effective income tax rate	25.4%	37.6%

Our effective income tax rate for the three-months ended March 31, 2018 was positively affected by the enactment of tax legislation commonly known as the Tax Cuts and Jobs Act (the "Act"), signed into law on December 22, 2017, which reduced the Federal corporate income tax rate to 21.0%. Additionally, our effective income tax rate in the first quarter of 2018 was favorably affected by excess tax benefits related to stock-based compensation, resulting in a lower effective rate than expected for the full year. Partially offsetting these benefits was the negative impact from an increasing presence in states with higher income tax rates.

We are still analyzing certain aspects of the Act. As noted at December 31, 2017, we were able to reasonably estimate effects and therefore, recorded provisional adjustments associated with certain items. We have not made any additional measurement-period adjustments related to these items. However, we continue to make and refine our calculations as additional analysis is completed, further guidance is issued, or new information is made available and adjustments may be made in future periods.

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

The following table reconciles certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations. No non-GAAP measures were applicable in the three-month period ended March 31, 2018.

	Three Months Ended March 31, 2017
(Dollars in thousands, except per share amounts)	As reported	OEM settlement	Adjusted
Other (expense) income, net	$9,845	$(9,111)	$734

Income (loss) before income taxes	$81,263	$(9,111)	$72,152
Income tax (provision) benefit	(30,536)	3,423	(27,113)
Net income (loss)	$50,727	$(5,688)	$45,039

Diluted net income (loss) per share	$2.01	$(0.23)	$1.78
Diluted share count	25,250

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

Available Sources
Below is a summary of our immediately available funds:

	As of March 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
Cash and cash equivalents	$68,985	$31,440	$37,545	119.4%
Available credit on the credit facilities	64,798	254,739	(189,941)	(74.6)
Total current available funds	133,783	286,179	(152,396)	(53.3)
Estimated funds from unfinanced real estate	260,199	163,745	96,454	58.9
Total estimated available funds	$393,982	$449,924	$(55,942)	(12.4)%

Cash flows generated by operating activities and borrowings under our credit facility and other types of debt are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of March 31, 2018, our unencumbered owned operating real estate had a book value of $347 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $260 million at March 31, 2018; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2018	2017	in Cash Flow
Net cash provided by operating activities	$48,873	$126,674	$(77,801)
Net cash used in investing activities	(373,502)	(22,503)	(350,999)
Net cash provided by (used in) financing activities	336,361	(123,013)	459,374

Operating Activities
Cash provided by operating activities for the three months ended March 31, 2018 decreased $77.8 million compared to the same period of 2017, primarily related to an increase in inventories and decrease in accrued liabilities partially offset by a decrease in other assets and increase in trade payables.

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

Adjusted net cash provided by operating activities is presented below (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2018	2017	in Cash Flow
Net cash provided by operating activities – as reported	$48,873	$126,674	$(77,801)
Add: Net borrowings on floor plan notes payable, non-trade	47,841	(2,110)	49,951
Add: Borrowings on unsecured revolver to increase new vehicle floor plan capacity[1]	150,000	—	150,000
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(117,073)	—	(117,073)
Net cash provided by operating activities – adjusted	$129,641	$124,564	$5,077
1 Indebtedness associated with a six-month unsecured revolving credit facility to provide flooring capacity in anticipation of expanding syndicated credit facility in 2018.

Inventories are the most significant component of our cash flow from operations. As of March 31, 2018, our new vehicle days supply was 76, or seven days higher than our days supply as of December 31, 2017. Our days supply of used vehicles was 57 days as of March 31, 2018, or ten days lower than our days supply as of December 31, 2017. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $373.5 million and $22.5 million, respectively, for the three-month periods ended March 31, 2018 and 2017. Cash flows from investing activities relate primarily to capital expenditures and acquisition and divestiture activity.

Below are highlights of significant activity related to our cash flows from investing activities:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2018	2017	in Cash Flow
Capital expenditures	$(42,004)	$(16,039)	$(25,965)
Cash paid for acquisitions, net of cash acquired	(324,367)	—	(324,367)
Cash paid for other investments	(7,599)	(6,863)	(736)
Proceeds from sales of stores	363	—	363

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Three Months Ended March 31,
(Dollars in thousands)	2018	2017
Post-acquisition capital improvements	$17,082	$3,795
Facilities for open points	1,824	76
Purchases of previously leased facilities	—	10
Existing facility improvements	11,009	4,550
Maintenance	12,089	7,608
Total capital expenditures	$42,004	$16,039

Many manufacturers provide assistance in the form of additional incentives or assistance if facilities meet specified standards and requirements. We expect that certain facility upgrades and remodels will generate additional manufacturer incentive payments. Also, tax laws allowing accelerated deductions for capital expenditures reduce the overall investment needed and encourage accelerated project timeliness.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Three Months Ended March 31,
	2018	2017
Number of stores acquired	15	—

(Dollars in thousands)
Cash paid for acquisitions, net of cash acquired	$324,367	$—
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(117,073)	—
Cash paid for acquisitions, net of cash acquired – adjusted	$207,294	$—

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash provided by or (used in) financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2018	2017	in Cash Flow
Cash provided by (used in) financing activities, as reported	$336,361	$(123,013)	$459,374
Less: Borrowings on unsecured revolver to increase new vehicle floor plan capacity[1]	(150,000)	—	(150,000)
Adjust: Repayments (borrowings) on floor plan notes payable: non-trade	(47,841)	2,110	(49,951)
Cash provided by (used in) financing activities – adjusted	$138,520	$(120,903)	$259,423
1 Indebtedness associated with a six month unsecured revolving credit facility to provide flooring capacity in anticipation of expanding syndicated credit facility in 2018.

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in thousands)	2018	2017	in Cash Flow
Net (repayments) borrowings on lines of credit	$307,238	$(120,433)	$427,671
Principal payments on long-term debt and capital leases, unscheduled	—	(9,743)	9,743
Proceeds from issuance of long-term debt	—	27,878	(27,878)
Repurchases of common stock	(8,273)	(9,188)	915
Dividends paid	(6,759)	(6,292)	(467)

Borrowing and Repayment Activity
Our debt to total capital ratio, excluding floor plan notes payable, was 54.5% at March 31, 2018 compared to 41.9% at March 31, 2017.

Equity Transactions
On February 25, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. We repurchased a total of 79,545 shares of our Class A common stock at an average price of $104.00 per share in the first three months of 2018. This included 50,000 shares as part of the repurchase plan at an average price per share of $99.02 and 29,545 shares related to tax withholding on vesting RSUs at an average price of $112.43 per share. As of March 31, 2018, we had $157.6 million remaining available for repurchases and the authorization does not have an expiration date.

In April 2018, we repurchased 40,000 shares at a weighted average price of $96.78 per share and, as of April 27, 2018, under our existing share repurchase authorization, $153.7 million remained available for share repurchases.

In December 2017, we entered into a structured repurchase agreement involving the use of capped call options for the purchase of our Class A common stock. As of March 31, 2018, the options were still outstanding.

In the first three months of 2018, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2018	$0.27	$6,759

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of March 31, 2018
(Dollars in thousands)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,832,824	$—	[1]
Floor plan notes payable	145,128	—
Used vehicle inventory financing facility	50,000	—	[2]
Revolving lines of credit	529,028	64,798	[2,3]
Real estate mortgages	465,422	—
5.25% Senior Subordinated Notes due 2025	300,000	—
Other debt	12,344	—
Total debt outstanding	3,334,746	64,798
Less: unamortized debt issuance costs	(6,688)	—
Total debt	$3,328,058	$64,798

1 As of March 31, 2018, we had a $1.9 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of February 28, 2018. This amount is reduced by $9.7 million for outstanding letters of credit.

Credit Facility
We have a syndicated credit facility of $2.4 billion that matures in August 2022. This syndicated credit facility is comprised of 18 financial institutions, including seven manufacturer-affiliated finance companies. Under our credit facility, we are permitted to allocate the total financing commitment among floor plan financing for new vehicle inventory, floor plan financing for used vehicles (up to a maximum of 16.5% of the total aggregate commitment) and revolving financing for general corporate purposes, including acquisitions and working capital (up to a maximum of 18.75% of the total commitment). Our credit facility may be expanded to $2.75 billion total availability, subject to lender approval. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of March 31, 2018, we had no balances in our PR accounts.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 3.13% at March 31, 2018. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 3.38% at March 31, 2018.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of March 31, 2018
Current ratio	Not less than 1.10 to 1	1.21 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.41 to 1
Leverage ratio	Not more than 5.00 to 1	3.58 to 1

As of March 31, 2018, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for new vehicles at certain stores and vehicles designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At March 31, 2018, $145.1 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

5.25% Senior Notes Due 2025
On July 24, 2017, we issued $300 million in aggregate principle amount of 5.25% Senior Notes due 2025 ("the Notes") to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Notes from July 24, 2017 and is payable semiannually on February 1 and August 1. The first interest payment was paid on February 1, 2018. We may redeem the Notes, in whole or in part, at any time prior to August 1, 2020 at a price equal to 100% of the principal amount plus a make-whole premium set forth in the Indenture and accrued and unpaid interest. After August 1, 2020, we may redeem some or all of the Notes subject to the redemption prices set forth in the Indenture. If we experience specific kinds of changes of control, as described in the Indenture, we must offer to repurchase the Notes at 101% of their principal amount plus accrued and unpaid interest to the date of purchase.

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

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 5.0% at March 31, 2018. The mortgages are payable in various installments through October 2034. As of March 31, 2018, we had fixed interest rates on 78% of our outstanding mortgage debt.

Our other debt includes capital leases and sellers’ notes. The interest rates associated with our other debt ranged from 3.1% to 8.0% at March 31, 2018. This debt, which totaled $12.3 million at March 31, 2018, is due in various installments through December 2050.

Recent Accounting Pronouncements
See Note 11 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates
There have been no material changes in the critical accounting policies and use of estimates described in our 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2018.

See also Notes 2 and 12 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information including the impact of our January 1, 2018 adoption of accounting standards update ("ASU") 2014-09 "Revenue from Contracts with Customers."

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2017 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 23, 2018.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K. The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in that report, which was filed with the Securities and Exchange Commission on February 23, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the first quarter of 2018:

	Total number of shares purchased [2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans [1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands) [1]
January	20,811	$113.04	—	$162,559
February	8,573	111.06	—	162,559
March	50,161	99.04	50,000	157,607
	79,545	$104.00	50,000	$157,607

1 Effective February 29, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. This authorization does not have an expiration date and it replaced the previous authorizations, which limited the number of shares we were authorized to repurchase.
2 Of the shares repurchased in the first quarter of 2018, 29,545 shares were related to the tax withholdings on vesting RSUs.

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

Date: April 27, 2018	LITHIA MOTORS, INC.

By: /s/ John F. North III
John F. North III
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)