Form 10-Q
period 2018-06-30
LITHIA MOTORS INC
filed 2018-07-27
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	23,206,001
Class B common stock without par value	1,000,000
(Class)	Outstanding at July 27, 2018

LITHIA MOTORS, INC.
FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$29,991	$57,253
Accounts receivable, net of allowance for doubtful accounts of $7,733 and $7,386	483,995	521,938
Inventories, net	2,333,112	2,132,744
Other current assets	46,231	70,847
Total Current Assets	2,893,329	2,782,782

Property and equipment, net of accumulated depreciation of $219,271 and $197,802	1,232,054	1,185,169
Goodwill	280,954	256,320
Franchise value	197,111	186,977
Other non-current assets	560,714	271,818
Total Assets	$5,164,162	$4,683,066

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$142,606	$116,774
Floor plan notes payable: non-trade	1,875,462	1,802,252
Current maturities of long-term debt	24,098	18,876
Trade payables	115,061	111,362
Accrued liabilities	254,984	251,717
Total Current Liabilities	2,412,211	2,300,981

Long-term debt, less current maturities	1,295,077	1,028,476
Deferred revenue	112,601	103,111
Deferred income taxes	58,583	56,277
Other long-term liabilities	124,822	111,003
Total Liabilities	4,003,294	3,599,848

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 23,433 and 23,968	94,386	149,123
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 1,000 and 1,000	124	124
Additional paid-in capital	43,470	11,309
Retained earnings	1,022,888	922,662
Total Stockholders' Equity	1,160,868	1,083,218
Total Liabilities and Stockholders' Equity	$5,164,162	$4,683,066

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
New vehicle	$1,726,803	$1,384,055	$3,181,528	$2,594,359
Used vehicle retail	804,098	633,635	1,519,672	1,235,858
Used vehicle wholesale	85,335	69,512	161,290	141,015
Finance and insurance	114,492	94,851	220,997	181,628
Service, body and parts	311,407	246,005	597,104	478,579
Fleet and other	54,402	38,978	75,625	71,698
Total revenues	3,096,537	2,467,036	5,756,216	4,703,137
Cost of sales:
New vehicle	1,625,309	1,303,516	2,993,087	2,443,702
Used vehicle retail	716,997	559,129	1,358,960	1,092,569
Used vehicle wholesale	83,409	67,800	158,438	137,786
Service, body and parts	157,700	123,525	304,989	242,905
Fleet and other	52,395	37,795	71,904	69,252
Total cost of sales	2,635,810	2,091,765	4,887,378	3,986,214
Gross profit	460,727	375,271	868,838	716,923
Selling, general and administrative	333,350	257,290	630,844	500,062
Depreciation and amortization	18,821	14,031	35,675	26,770
Operating income	108,556	103,950	202,319	190,091
Floor plan interest expense	(15,634)	(9,332)	(29,168)	(17,384)
Other interest expense, net	(13,829)	(7,169)	(25,635)	(13,840)
Other income, net	1,659	387	3,033	10,232
Income before income taxes	80,752	87,836	150,549	169,099
Income tax provision	(20,092)	(34,636)	(37,828)	(65,172)
Net income	$60,660	$53,200	$112,721	$103,927

Basic net income per share	$2.45	$2.12	$4.52	$4.14
Shares used in basic per share calculations	24,793	25,053	24,930	25,116

Diluted net income per share	$2.44	$2.12	$4.50	$4.13
Shares used in diluted per share calculations	24,882	25,106	25,028	25,177

Cash dividends paid per Class A and Class B share	$0.29	$0.27	$0.56	$0.52

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$112,721	$103,927
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,675	26,770
Stock-based compensation	6,837	5,432
(Gain) loss on disposal of other assets	(78)	256
Loss on disposal of franchise	380	—
Deferred income taxes	345	(1,156)
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	47,915	70,908
Inventories	(35,530)	(36,078)
Other assets	20,588	479
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	15,056	1,330
Trade payables	2,929	414
Accrued liabilities	5,463	(3,684)
Other long-term liabilities and deferred revenue	24,030	9,957
Net cash provided by operating activities	236,331	178,555

Cash flows from investing activities:
Capital expenditures	(72,373)	(32,266)
Proceeds from sales of assets	1,803	2,870
Cash paid for other investments	(7,066)	(7,748)
Cash paid for acquisitions, net of cash acquired	(374,664)	(88,075)
Proceeds from sales of stores	839	—
Net cash used in investing activities	(451,461)	(125,219)

Cash flows from financing activities:
Borrowings (repayments) on floor plan notes payable, net: non-trade	85,763	(32,124)
Borrowings on lines of credit	1,353,290	773,500
Repayments on lines of credit	(1,254,127)	(808,846)
Principal payments on long-term debt and capital leases, scheduled	(9,565)	(8,825)
Principal payments on long-term debt and capital leases, other	(5,305)	(35,765)
Proceeds from issuance of long-term debt	62,140	74,065
Payments of debt issuance costs	(205)	—
Proceeds from issuance of common stock	4,514	3,519
Repurchase of common stock	(33,927)	(24,913)
Dividends paid	(13,938)	(13,052)
Payments of contingent consideration related to acquisitions	(772)	—
Net cash provided by (used in) financing activities	187,868	(72,441)
Decrease in cash and cash equivalents	(27,262)	(19,105)
Cash and cash equivalents at beginning of period	57,253	50,282
Cash and cash equivalents at end of period	$29,991	$31,177

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$54,675	$33,476
Cash paid during the period for income taxes, net	2,296	62,274
Floor plan debt paid in connection with store disposals	5,158	—

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$125,055	$1,748
Debt assumed in connection with acquisitions	10,766	11,837
Issuance of Class A common stock in connection with acquisitions	—	2,137

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of June 30, 2018 and for the three and six-months ended June 30, 2018 and 2017. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2017 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2017 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2018. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2017 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2014-09, "Revenue from Contracts with Customers," which amends the accounting guidance related to revenues. We adopted this standard utilizing a cumulative effect transition method effective January 2018. Except for the changes below, we have consistently applied the accounting policies to all periods presented in these consolidated financial statements. See Notes 2 and 13.

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

We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $138.5 million and $126.1 million as of June 30, 2018 and December 31, 2017, respectively; and we recognized $6.0 million and $11.7 million of revenue in the three and six months ended June 30, 2018, related to our opening contract liability balance.

Finance and Insurance Sales
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. As a part of the vehicle sale, we seek to arrange financing for customers and sell a variety of add-ons, such as extended warranty service contracts. These products are inherently attached to the governing vehicle and performance of the obligation cannot be performed without the underlying sale of the vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract under the new standard. We recognized a $9.2 million asset associated with future estimated variable consideration on January 1, 2018 related to contracts sold on or before December 31, 2017. Our contract asset balance was $9.2 million as of June 30, 2018 and is included in trade receivables and other non-current assets.

Note 3. Accounts Receivable and Contract Assets

Accounts receivable consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Contracts in transit	$239,698	$286,578
Trade receivables	51,403	45,895
Vehicle receivables	57,795	60,022
Manufacturer receivables	97,173	96,141
Auto loan receivables	67,402	75,052
Other receivables	4,920	14,634
	518,391	578,322
Less: Allowance for doubtful accounts	(7,733)	(7,386)
Less: Long-term portion of accounts receivable, net	(26,663)	(48,998)
Total accounts receivable, net	$483,995	$521,938

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 4. Inventories

The components of inventories, net, consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
New vehicles	$1,694,026	$1,553,751
Used vehicles	553,248	500,011
Parts and accessories	85,838	78,982
Total inventories	$2,333,112	$2,132,744

Note 5. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2016 ¹	$114,839	$106,179	$38,381	$259,399
Adjustments to purchase price allocations [2]	(817)	(1,006)	(391)	(2,214)
Reductions through divestitures	—	(865)	—	(865)
Balance as of December 31, 2017 ¹	114,022	104,308	37,990	256,320
Adjustments to purchase price allocations [3]	7,726	15,674	1,271	24,671
Reductions through divestitures	—	(37)	—	(37)
Balance as of June 30, 2018 [1,4]	$121,748	$119,945	$39,261	$280,954
1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
2 Our purchase price allocation for the acquisition of the Carbone Auto Group was finalized in the third quarter of 2017. As a result, we reclassified $2.2 million of value from goodwill to franchise value.
3 Our purchase price allocation for the acquisition of the Baierl Auto Group was finalized in the second quarter of 2018. As a result, we added $24.7 million of goodwill.
4 Our purchase price allocation is preliminary for the acquisitions of the Downtown LA Auto Group, Albany CJD Fiat, Crater Lake Ford Lincoln, Crater Lake Mazda, Ray Laks Honda, Ray Laks Acura, Day Auto Group, Prestige Auto Group, Broadway Ford, and Buhler Ford and the associated goodwill has not been allocated to each of our segments. See also Note 11.

The changes in the carrying amounts of franchise value are as follows (in thousands):

Franchise Value
Balance as of December 31, 2016	$184,268
Additions through acquisitions	495
Adjustments to purchase price allocations [1]	2,214
Balance as of December 31, 2017	186,977
Adjustments to purchase price allocations [2]	10,134
Balance as of June 30, 2018 [3]	$197,111
1 Our purchase price allocation for the acquisition of the Carbone Auto Group was finalized in the third quarter of 2017, resulting in a reclassification of $2.2 million from goodwill to franchise value.
2 Our purchase price allocation for the acquisition of the Baierl Auto Group was finalized in the second quarter of 2018. As a result, we added $10.1 million of franchise value.
3Our purchase price allocation is preliminary for the acquisitions of the Downtown LA Auto Group, Albany CJD Fiat, Crater Lake Ford Lincoln, Crater Lake Mazda, Ray Laks Honda, Ray Laks Acura, Day Auto Group, Prestige Auto Group, Broadway Ford, and Buhler Ford and have not been included in the above franchise value additions. See also Note 11.

Note 6. Credit Facilities and Long-term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

(Dollars in thousands)	June 30, 2018	December 31, 2017
Floor plan notes payable: non-trade	$1,875,462	$1,802,252
Floor plan notes payable	142,606	116,774
Total floor plan debt	$2,018,068	$1,919,026

Used vehicle inventory financing facility	$50,000	$177,222
Revolving lines of credit	320,953	94,568
Real estate mortgages	642,602	469,969
5.25% Senior Notes due 2025	300,000	300,000
Other debt	12,195	12,512
Total long-term debt outstanding	1,325,750	1,054,271
Less: unamortized debt issuance costs	(6,575)	(6,919)
Less: current maturities (net of current debt issuance costs)	(24,098)	(18,876)
Long-term debt	$1,295,077	$1,028,476

Credit Facility
Effective June 25, 2018, we amended our syndicated credit facility, which is comprised of 20 financial institutions, including seven manufacturer-affiliated finance companies. Prior to this amendment, the credit facility, with an aggregate total financing commitment of $2.4 billion, would have matured in August 2022. With this amendment, the aggregate total financing commitment has been increased to $2.6 billion and the term of the credit facility has been extended to July 2023.

The total commitment is allocated as $135 million to used vehicle inventory floor plan financing, $450 million to revolving loans for acquisitions and other general corporate purposes, and the remaining $2.0 billion for new vehicle inventory floor plan financing. We have the option to reallocate the commitments, provided that the used vehicle inventory floor plan financing commitment does not exceed 16.5% of aggregate commitments, the revolving loan commitment does not exceed 18.75% of aggregate commitments, and the sum of these commitments plus the new vehicle inventory floor plan financing commitment does not exceed the aggregate total financing commitment of $2.6 billion. Additionally, we may request an increase in the aggregate new vehicle floor plan commitment of up to $400 million provided that the aggregate commitment does not exceed $3.0 billion. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of June 30, 2018, we had no balances in our PR accounts.

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

The interest rate on the credit facility, as amended, varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.25% depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 3.34% at June 30, 2018. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 3.59% at June 30, 2018.

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

Note 7. Stockholders’ Equity

Repurchases of Class A Common Stock
Repurchases of our Class A Common Stock occurred under a repurchase authorization granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units ("RSUs"). In February 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. Share repurchases under this authorization were as follows:

	Repurchases Occurring in the Six Months Ended June 30, 2018		Cumulative Repurchases as of June 30, 2018
	Shares	Average Price	Shares	Average Price
2016 Share Repurchase Authorization	640,586	$99.89	1,683,311	$89.96

As of June 30, 2018, we had $98.6 million available for repurchases pursuant to our 2016 share repurchase authorization.

In addition, during the first six months of 2018, we repurchased 29,710 shares at an average price of $112.36 per share, for a total of $3.3 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

Note 8. Fair Value Measurements

Fair Value Disclosures for Financial Assets and Liabilities
We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of June 30, 2018, our real estate mortgages and other debt, which includes capital leases, had maturity dates between September 27, 2019 and December 31, 2050.

There were no changes to our valuation techniques during the six-month period ended June 30, 2018.

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	June 30, 2018	December 31, 2017
Carrying value
5.25% Senior Notes due 2025	$300,000	$300,000
Real Estate Mortgages and Other Debt	451,950	376,880
	$751,950	$676,880
Fair value
5.25% Senior Notes due 2025	$291,750	$312,750
Real Estate Mortgages and Other Debt	450,686	385,337
	$742,436	$698,087

Note 9. Net Income Per Share of Class A and Class B Common Stock

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended June 30,	2018		2017
(in thousands, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$58,213	$2,447	$50,520	$2,680
Reallocation of net income as a result of conversion of dilutive stock options	1	(1)	1	(1)
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	289	—	340	—
Conversion of Class B common shares into Class A common shares	2,149	—	2,334	—
Effect of dilutive stock options on net income	8	(8)	5	(5)
Net income applicable to common stockholders - diluted	$60,660	$2,438	$53,200	$2,674

Weighted average common shares outstanding – basic	23,793	1,000	23,791	1,262
Conversion of Class B common shares into Class A common shares	1,000	—	1,262	—
Effect of dilutive stock options on weighted average common shares	89	—	53	—
Weighted average common shares outstanding – diluted	24,882	1,000	25,106	1,262

Net income per common share - basic	$2.45	$2.45	$2.12	$2.12
Net income per common share - diluted	$2.44	$2.44	$2.12	$2.12

Three Months Ended June 30,	2018		2017
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	30	—	22	—

Six Months Ended June 30,	2018		2017
(in thousands, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$108,199	$4,522	$98,337	$5,590
Reallocation of distributed net income as a result of conversion of dilutive stock options	2	(2)	2	(2)
Reallocation of distributed net income due to conversion of Class B to Class A common shares outstanding	557	—	700	—
Conversion of Class B common shares into Class A common shares	3,947	—	4,876	—
Effect of dilutive stock options on net income	16	(16)	12	(12)
Net income applicable to common stockholders - diluted	$112,721	$4,504	$103,927	$5,576

Weighted average common shares outstanding – basic	23,930	1,000	23,765	1,351
Conversion of Class B common shares into Class A common shares	1,000	—	1,351	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	98	—	61	—
Weighted average common shares outstanding – diluted	25,028	1,000	25,177	1,351

Net income per common share - basic	$4.52	$4.52	$4.14	$4.14
Net income per common share - diluted	$4.50	$4.50	$4.13	$4.13

Six Months Ended June 30,	2018		2017
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	56	—	11	—

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

Certain financial information on a segment basis is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Domestic
New vehicle	$597,596	$528,649	$1,111,125	$1,013,906
Used vehicle retail	283,408	251,214	548,235	496,212
Used vehicle wholesale	33,913	30,700	67,519	62,986
Finance and insurance	43,083	37,354	83,083	73,562
Service, body and parts	113,472	96,515	220,614	189,917
Fleet and other	23,596	10,517	35,109	18,124
	1,095,068	954,949	2,065,685	1,854,707
Import
New vehicle	771,987	643,404	1,439,590	1,195,286
Used vehicle retail	335,629	269,512	643,317	516,788
Used vehicle wholesale	30,983	27,283	59,178	54,120
Finance and insurance	54,866	45,282	106,562	85,855
Service, body and parts	116,386	96,964	226,041	185,626
Fleet and other	12,879	12,794	18,475	29,036
	1,322,730	1,095,239	2,493,163	2,066,711
Luxury
New vehicle	361,913	220,388	640,434	396,705
Used vehicle retail	184,941	112,032	327,845	222,637
Used vehicle wholesale	20,263	11,473	34,463	23,696
Finance and insurance	15,934	9,525	28,185	17,519
Service, body and parts	76,883	50,326	141,676	98,358
Fleet and other	17,596	15,419	21,422	24,052
	677,530	419,163	1,194,025	782,967
	3,095,328	2,469,351	5,752,873	4,704,385
Corporate and other	1,209	(2,315)	3,343	(1,248)
	$3,096,537	$2,467,036	$5,756,216	$4,703,137
Segment income[1]:
Domestic	$28,545	$27,857	$54,163	$53,299
Import	30,244	32,238	53,265	54,411
Luxury	11,939	10,315	18,826	15,027
	70,728	70,410	126,254	122,737
Corporate and other	41,015	38,239	82,572	76,740
Depreciation and amortization	(18,821)	(14,031)	(35,675)	(26,770)
Other interest expense	(13,829)	(7,169)	(25,635)	(13,840)
Other income, net	1,659	387	3,033	10,232
Income before income taxes	$80,752	$87,836	$150,549	$169,099
1Segment income for each of the segments is defined as income before income taxes, depreciation and amortization, other interest expense and other income, net.

	June 30, 2018	December 31, 2017
Total assets:
Domestic	$1,380,823	$1,224,276
Import	1,244,218	1,032,665
Luxury	690,774	604,023
Corporate and other	1,848,347	1,822,102
	$5,164,162	$4,683,066

Note 11. Acquisitions

In the first six months of 2018, we completed the following acquisitions:

•	On January 15, 2018, Ray Laks Honda in Orchard Park, New York and Ray Laks Acura in Buffalo, New York.

•	On February 26, 2018, Day Auto Group, a seven store platform based in Pennsylvania.

•	On March 1, 2018, Prestige Auto Group, a six store platform based in New Jersey and New York.

•	On April 2, 2018, Broadway Ford in Idaho Falls, Idaho.

•	On April 23, 2018, Buhler Ford in Eatontown, New Jersey.

Revenue and net loss contributed by the 2018 acquisitions subsequent to the date of acquisition were as follows (in thousands):

Revenue	$360,442
Net loss	$(946)

In 2017, we completed the following acquisitions:

•	On May 1, 2017, we acquired Baierl Auto Group, an eight store platform based in Pennsylvania.

•	On August 7, 2017, we acquired Downtown LA ("DTLA") Auto Group, a seven store platform based in California.

•	On November 11, 2017, we acquired Albany CJD Fiat in Albany, New York.

•	On November 15, 2017, we acquired Crater Lake Ford Lincoln and Crater Lake Mazda in Medford, Oregon.

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

The following tables summarize the consideration paid for the 2018 acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration
Cash paid, net of cash acquired	$374,664
Debt issued	125,055
$499,719

The purchase price allocations for the Downtown LA Auto Group, Albany CJD Fiat, Crater Lake Ford Lincoln, Crater Lake Mazda, Ray Laks Honda, Ray Laks Acura, Day Auto Group, Prestige Auto Group, Broadway Ford, and Buhler Ford acquisitions are preliminary and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets.

Assets Acquired and Liabilities Assumed
Accounts receivable	$732
Inventories, net	180,035
Property and equipment, net	9,850
Other non-current assets	322,006
Floor plan notes payable	(10,776)
Other long-term liabilities	(2,128)
$499,719

In the three and six-month periods ended June 30, 2018, we recorded $3.3 million and $4.2 million in acquisition related expenses as a component of selling, general and administrative expense. Comparatively, we recorded $2.1 million and $2.2 million, respectively, of acquisition related expenses in the same periods in 2017.

The following unaudited proforma summary presents consolidated information as if all acquisitions in the three and six-month periods ended June 30, 2018 and 2017 had occurred on January 1, 2017 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$3,101,600	$3,054,987	$5,956,427	$5,906,047
Net income	60,678	56,126	111,419	109,162
Basic net income per share	2.45	2.24	4.47	4.35
Diluted net income per share	2.44	2.24	4.45	4.34

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

Note 12. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We will adopt this accounting standard update effective January 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We have both real estate leases and equipment leases that will be impacted by the new guidance. We continue to evaluate the effect this pronouncement will have on our consolidated financial statements and related disclosures.

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

These changes had an immaterial effect on our Consolidated Statements of Operations and the following impact on our Consolidated Balance Sheets (in thousands):

	As Reported		Balances without the adoption of Topic 606
Impact on Consolidated Balance Sheets	June 30, 2018	Adjustments
Accounts receivable, net	$483,995	$(3,631)	$480,364
Other current assets	46,231	(1,237)	44,994
Other non-current assets	560,714	3,653	564,367
Total Assets	5,164,162	(1,215)	5,162,947
Accrued Liabilities	254,984	208	255,192
Deferred income taxes	58,583	(599)	57,984
Total Liabilities	4,003,294	(391)	4,002,903
Retained earnings	1,022,888	(824)	1,022,064
Total Liabilities and Stockholders' Equity	5,164,162	(1,215)	5,162,947

Note 14. Subsequent Events

Common Stock Dividend
On July 23, 2018, our Board of Directors approved a dividend of $0.29 per share on our Class A and Class B common stock related to our second quarter 2018 financial results. The dividend will total approximately $7.0 million and will be paid on August 29, 2018 to shareholders of record on August 15, 2018.

Repurchase of Class A Common Stock
Since June 30, 2018, we repurchased 226,910 shares at a weighted average price of $86.65 per share and as of July 27, 2018, under our existing share repurchase authorization, $78.9 million million remained available for share repurchases.

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

Overview
Lithia Motors, Inc. is one of the largest providers of personal transportation solutions in the United States and is among the fastest growing companies in the Fortune 500 (#294-2018). Consumers can buy, sell and service vehicles digitally or through our 188 coast to coast locations. Our mission statement, Growth Powered by People, drives us to continuously improve and to give back to our communities.

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

During the second quarter of 2018, we continued to integrate recently acquired stores. The second quarter experienced strong performance in revenue and gross profit growth contributed by our recent acquisitions. Newly acquired stores generally have a lower operating efficiency than our other stores and can negatively impact our operating margin. We continue to focus on accelerating the integration of acquired stores to leverage our cost structure and increase incremental profitability.

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows (dollars in thousands):

Three Months Ended June 30, 2018	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,726,803	55.8%	$101,494	5.9%	22.0%
Used vehicle retail	804,098	26.0	87,101	10.8	18.9
Used vehicle wholesale	85,335	2.8	1,926	2.3	0.4
Finance and insurance [1]	114,492	3.7	114,492	100.0	24.9
Service, body and parts	311,407	10.1	153,707	49.4	33.4
Fleet and other	54,402	1.6	2,007	3.7	0.4
	$3,096,537	100.0%	$460,727	14.9%	100.0%

Three Months Ended June 30, 2017	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$1,384,055	56.1%	$80,539	5.8%	21.5%
Used vehicle retail	633,635	25.7	74,506	11.8	19.9
Used vehicle wholesale	69,512	2.8	1,712	2.5	0.5
Finance and insurance [1]	94,851	3.8	94,851	100.0	25.3
Service, body and parts	246,005	10.0	122,480	49.8	32.6
Fleet and other	38,978	1.6	1,183	3.0	0.2
	$2,467,036	100.0%	$375,271	15.2%	100.0%
1 Commissions reported net of anticipated cancellations.

Six Months Ended June 30, 2018	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$3,181,528	55.3%	$188,441	5.9%	21.7%
Used vehicle retail	1,519,672	26.4	160,712	10.6	18.5
Used vehicle wholesale	161,290	2.8	2,852	1.8	0.3
Finance and insurance [1]	220,997	3.8	220,997	100.0	25.4
Service, body and parts	597,104	10.4	292,115	48.9	33.6
Fleet and other	75,625	1.3	3,721	4.9	0.5
	$5,756,216	100.0%	$868,838	15.1%	100.0%

Six Months Ended June 30, 2017	Revenues	Percent of Total Revenues	Gross Profit	Gross Profit Margin	Percent of Total Gross Profit
New vehicle	$2,594,359	55.2%	$150,657	5.8%	21.0%
Used vehicle retail	1,235,858	26.3	143,289	11.6	20.0
Used vehicle wholesale	141,015	3.0	3,229	2.3	0.5
Finance and insurance [1]	181,628	3.9	181,628	100.0	25.3
Service, body and parts	478,579	10.2	235,674	49.2	32.9
Fleet and other	71,698	1.4	2,446	3.4	0.3
	$4,703,137	100.0%	$716,923	15.2%	100.0%
1 Commissions reported net of anticipated cancellations.

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in May 2017 would be included in same store operating data beginning in June 2018, after its first full complete comparable month of operation. The second quarter operating results for the same store comparisons would include results for that store in only the period of June for both comparable periods.

New Vehicle Revenue and Gross Profit

	Three Months Ended June 30,		Increase (Decrease)			% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2018	2017
Reported
Revenue	$1,726,803	$1,384,055	$342,748			24.8%
Gross profit	$101,494	$80,539	$20,955			26.0
Gross margin	5.9%	5.8%	10	bp	[1]

Retail units sold	49,027	40,876	8,151			19.9
Average selling price per retail unit	$35,221	$33,860	$1,361			4.0
Average gross profit per retail unit	$2,070	$1,970	$100			5.1

Same store
Revenue	$1,380,947	$1,375,444	$5,503			0.4
Gross profit	$79,141	$79,830	$(689)			(0.9)
Gross margin	5.7%	5.8%	(10	)bp

Retail units sold	39,619	40,655	(1,036)			(2.5)
Average selling price per retail unit	$34,856	$33,832	$1,024			3.0
Average gross profit per retail unit	$1,998	$1,964	$34			1.7

1 A basis point is equal to 1/100th of one percent

	Six Months Ended June 30,		Increase (Decrease)			% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2018	2017
Reported
Revenue	$3,181,528	$2,594,359	$587,169			22.6%
Gross profit	$188,441	$150,657	$37,784			25.1
Gross margin	5.9%	5.8%	10	bp	[1]

Retail units sold	90,524	76,492	14,032			18.3
Average selling price per retail unit	$35,146	$33,917	$1,229			3.6
Average gross profit per retail unit	$2,082	$1,970	$112			5.7

Same store
Revenue	$2,563,814	$2,576,578	$(12,764)			(0.5)
Gross profit	$147,226	$148,887	$(1,661)			(1.1)
Gross margin	5.7%	5.8%	(10	)bp

Retail units sold	73,489	76,031	(2,542)			(3.3)
Average selling price per retail unit	$34,887	$33,889	$998			2.9
Average gross profit per retail unit	$2,003	$1,958	$45			2.3
1 A basis point is equal to 1/100th of one percent

New vehicle sales increased 24.8% and 22.6% in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017, primarily driven by increases in volume related to acquisitions.

On a same store basis, new vehicle sales were flat in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. This was primarily due to a 2.5% decrease in unit sales, offset by a 3.0% increase in average selling price and a 3.3% decrease in unit sales, partially offset by a 2.9% increase in average selling price per unit for the three and six-month periods ended June 30, 2018, respectively, compared to the same periods of 2017. The national new vehicle sales market experienced 1.8% and 2.0% growth, respectively, during the three and six-month periods ended June 30, 2018 compared to the same periods of 2017.

Same store unit sales decreased as follows:

	Three months ended June 30, 2018 compared to the same period of 2017	National increase (decrease) in the three months ended June 30, 2018 compared to the same period of 2017 ¹	Six months ended June 30, 2018 compared to the same period of 2017	National increase in the six months ended June 30, 2018 compared to the same period of 2017 ¹
Domestic brand same store unit sales change	(0.8)%	3.7%	(3.3)%	2.3%
Import brand same store unit sales change	(3.6)	(0.6)	(4.0)	1.0
Luxury brand same store unit sales change	(2.2)	6.5	(0.3)	7.2
Overall	(2.5)	1.8	(3.3)	2.0
1 National auto unit sales and seasonally adjusted annual rate ("SAAR") data obtained from Stephens Auto Unit Sales and SAAR report as of June 2018.

The unit volume decreases for our domestic brands exceeded the national average for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. Our performance, compared to the national trend for domestic brands, was mainly driven by General Motors and Chrysler. Our General Motors stores had same store unit sales decreases of 1.7% and 4.3%, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. This performance compares to national market increases of 4.7% and 4.2% for the same periods. Our Chrysler stores had same store unit sales decreases of 0.4% and 3.0%, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. This performance compares to national market increases of 8.1% and 4.7% for the same periods.

The unit volume decreases for our import brands exceeded the national average for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. These decreases were primarily driven by our Honda stores, which comprised 20.7% and 19.9%, respectively, of our total same store new vehicle unit sales in the three and six-month periods of 2018. Our Honda stores had same store unit decreases of 2.2% and 6.5%, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017, while the national average unit volume decreases were 0.3% and 0.5%, respectively, for Honda for the same periods. Our Toyota stores, which comprised 17.9% and 18.4%, respectively, of our same store new vehicle unit sales in the three and six-month periods of 2018, had a same store unit decrease of 4.6% and was flat, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods in 2017, while the national market for Toyota decreased by 0.8% and increased 3.0%, respectively, for the same periods.

Our luxury brand unit volume decreased 2.2% and was flat in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017, which underperformed the national trend for luxury brands, and was primarily associated with our BMW stores, which comprised 3.6% of our same store new vehicle unit sales in the each of the three and six-month periods ended June 30, 2018. Our BMW stores had same store unit sales decreases of 2.3% and 4.5%, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017, while the national average was an increase for BMW of 2.6% and 2.8%, respectively, for the same periods. Our Mercedes stores, accounting for 0.9% of our same store new vehicle unit sales in each of the three and six-month periods ended June 30, 2018, had a same store unit decrease of 8.8% and an increase of 6.4% for the three and six-month periods ended June 30, 2018, respectively, compared to the same periods of 2017, while the national average was a decrease for Mercedes of 2.9% and 1.9%, respectively, for the same periods. The growth in our luxury brands was less than the national average due to decreases in our local markets. We are concentrated in areas such as Seattle and New Jersey, where new vehicle registrations were down. Additionally, our BMW stores lost market share.

We seek to grow our new vehicle sales organically by gaining share in the markets we serve. To increase awareness and customer traffic, we use a combination of traditional, digital and social media advertisements to reach customers. We have established a company-wide target of achieving 25% higher sales than the national OEM average. For the six-month period ended June 30, 2018, our sales were 7% higher than the national OEM average, down from achieving 9% higher sales for the same period of 2017.

New vehicle gross profit increased 26.0% and 25.1%, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. On a same store basis, new vehicle gross profit decreased 0.9% and 1.1%, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. These decreases were driven by decreases in new vehicle unit sales of 2.5% an 3.3%, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017, offset by increases in gross profit per unit of 1.7% and 2.3%, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. The same store average gross profit per unit for new vehicles increased $34 and $45, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017.

Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in and parts and service work.

Used Vehicle Retail Revenue and Gross Profit

	Three Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2018	2017
Reported
Retail revenue	$804,098	$633,635	$170,463		26.9%
Retail gross profit	$87,101	$74,506	$12,595		16.9
Retail gross margin	10.8%	11.8%	(100	)bp

Retail units sold	39,096	32,171	6,925		21.5
Average selling price per retail unit	$20,567	$19,696	$871		4.4
Average gross profit per retail unit	$2,228	$2,316	$(88)		(3.8)

Same store
Retail revenue	$673,955	$629,198	$44,757		7.1
Retail gross profit	$76,447	$74,102	$2,345		3.2
Retail gross margin	11.3%	11.8%	(50	)bp

Retail units sold	33,328	31,933	1,395		4.4
Average selling price per retail unit	$20,222	$19,704	$518		2.6
Average gross profit per retail unit	$2,294	$2,321	$(27)		(1.2)

	Six Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2018	2017
Reported
Retail revenue	$1,519,672	$1,235,858	$283,814		23.0%
Retail gross profit	$160,712	$143,289	$17,423		12.2
Retail gross margin	10.6%	11.6%	(100	)bp

Retail units sold	75,210	62,954	12,256		19.5
Average selling price per retail unit	$20,206	$19,631	$575		2.9
Average gross profit per retail unit	$2,137	$2,276	$(139)		(6.1)

Same store
Retail revenue	$1,296,344	$1,224,239	$72,105		5.9
Retail gross profit	$142,323	$142,359	$(36)		—
Retail gross margin	11.0%	11.6%	(60	)bp

Retail units sold	65,005	62,337	2,668		4.3
Average selling price per retail unit	$19,942	$19,639	$303		1.5
Average gross profit per retail unit	$2,189	$2,284	$(95)		(4.2)

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

Same store sales of used vehicles increased (decreased) as follows:

	Three months ended June 30, 2018 compared to the same period of 2017	Six months ended June 30, 2018 compared to the same period of 2017
Manufacturer CPO vehicles	(1.1)%	(3.6)%
Core vehicles	12.2	12.4
Value autos	7.2	2.9
Overall	7.1	5.9

The increases in same store used vehicle sales were primarily driven by increased unit sales in our core and value auto vehicles categories. For core vehicles, same store unit sales increased 7.1% and 9.1%, respectively, and average selling price increased 4.7% and 3.2%, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. Our value auto vehicle category increased same store unit sales 4.3% and 0.7%, respectively, and average selling prices increased 2.8% and 2.1%, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. The growth in our core and value auto vehicles categories was offset by decreases in our CPO vehicles. The decreases in CPO vehicle sales were driven by 0.7% and 1.5% decreases, respectively, in same store unit sales and 0.3% and 2.0% decreases, respectively, in average selling price for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017.

On an annualized average, as of June 30, 2018 , each of our stores sold 67 retail used vehicle units per month, consistent with the same period a year ago.

Used retail vehicle gross profit increased 16.9% and 12.2%, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. On a same store basis, gross profit increased 3.2% and was flat, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017, primarily driven by increases in units sold and average selling price, partially offset by decreases in average gross profit per unit. The same store gross profit per unit decreased $27 and $95, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017.

Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s) and increase sales from finance and insurance and parts and service.

Used Vehicle Wholesale Revenue and Gross Profit

	Three Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2018	2017
Reported
Wholesale revenue	$85,335	$69,512	$15,823		22.8%
Wholesale gross profit	$1,926	$1,712	$214		12.5
Wholesale gross margin	2.3%	2.5%	(20	)bp

Wholesale units sold	12,908	10,906	2,002		18.4
Average selling price per wholesale unit	$6,611	$6,374	$237		3.7
Average gross profit per retail unit	$149	$157	$(8)		(5.1)

	Six Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands, except per unit amounts)	2018	2017
Reported
Wholesale revenue	$161,290	$141,015	$20,275		14.4%
Wholesale gross profit	$2,852	$3,229	$(377)		(11.7)
Wholesale gross margin	1.8%	2.3%	(50	)bp

Wholesale units sold	24,595	21,746	2,849		13.1
Average selling price per wholesale unit	$6,558	$6,485	$73		1.1
Average gross profit per retail unit	$116	$148	$(32)		(21.6)

Wholesale transactions are vehicles we have purchased from customers or vehicles we have attempted to sell via retail that we elect to dispose of due to age or other factors. Wholesale vehicles are typically sold at or near cost and do not comprise a meaningful component of our gross profit.

Finance and Insurance

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2018	2017
Reported
Revenue	$114,492	$94,851	$19,641	20.7%
Average finance and insurance per retail unit	$1,299	$1,298	$1	0.1%

Same store
Revenue	$95,177	$94,244	$933	1.0%
Average finance and insurance per retail unit	$1,305	$1,298	$7	0.5%

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands, except per unit amounts)	2018	2017
Reported
Revenue	$220,997	$181,628	$39,369	21.7%
Average finance and insurance per retail unit	1,333	1,302	31	2.4

Same store
Revenue	$185,668	$180,322	$5,346	3.0%
Average finance and insurance per retail unit	1,341	1,303	38	2.9

We believe that arranging timely vehicle financing is an important part of our ability to sell vehicles and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection.

The increases in finance and insurance revenue in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 were primarily due to increased volume related to acquisitions, combined with expanded product offerings. Third-party extended warranty and insurance contracts yield higher profit margins than vehicle sales and contribute significantly to our profitability. Same store finance and insurance revenues increased 1.0% and 3.0%, respectively, for the three and six-month periods ended June 30, 2018 as compared to the same periods of 2017. These increases were driven by increases in finance and insurance revenues per retail unit, combined with increases in used vehicle unit volume, offset by decreases in new vehicle unit volume. On a same store basis, our finance and insurance revenues per retail unit increased $7 and $38, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017, primarily due to increased penetration rates related to finance and insurance contracts.

Trends in penetration rates for total new and used retail vehicles sold are detailed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Finance and insurance	73%	71%	72%	71%
Service contracts	45	44	46	45
Lifetime lube, oil and filter contracts	24	25	25	25

We seek to increase our penetration of vehicle financing on the number of vehicles that we sell and to offer a comprehensive suite of products. We target an average F&I per retail unit of $1,450. We believe improved performance from sales training and revised compensation plans will be critical factors in achieving this target.

Service, Body and Parts Revenue and Gross Profit

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
Reported
Customer pay	$172,333	$135,851	$36,482	26.9%
Warranty	72,561	56,703	15,858	28.0
Wholesale parts	45,310	35,631	9,679	27.2
Body shop	21,203	17,820	3,383	19.0
Total service, body and parts	$311,407	$246,005	$65,402	26.6%

Service, body and parts gross profit	$153,707	$122,480	$31,227	25.5%
Service, body and parts gross margin	49.4%	49.8%	(40) bp

Same store
Customer pay	$141,173	$134,406	$6,767	5.0%
Warranty	56,897	56,296	601	1.1
Wholesale parts	36,082	35,255	827	2.3
Body shop	17,297	17,646	(349)	(2.0)
Total service, body and parts	$251,449	$243,603	$7,846	3.2%

Service, body and parts gross profit	$124,751	$121,368	$3,383	2.8%
Service, body and parts gross margin	49.6%	49.8%	(20) bp

	Six Months Ended June 30,		Increase (Decrease)		% Increase (Decrease)
(Dollars in thousands)	2018	2017
Reported
Customer pay	$322,181	$258,471	$63,710		24.6%
Warranty	140,869	111,202	29,667		26.7
Wholesale parts	90,919	72,333	18,586		25.7
Body shop	43,135	36,573	6,562		17.9
Total service, body and parts	$597,104	$478,579	$118,525		24.8%

Service, body and parts gross profit	$292,115	$235,674	$56,441		23.9%
Service, body and parts gross margin	48.9%	49.2%	(30	) bp

Same store
Customer pay	$266,433	$255,452	$10,981		4.3%
Warranty	112,518	110,233	2,285		2.1
Wholesale parts	72,680	71,430	1,250		1.7
Body shop	35,629	35,872	(243)		(0.7)
Total service, body and parts	$487,260	$472,987	$14,273		3.0%

Service, body and parts gross profit	$240,773	$233,025	$7,748		3.3%
Service, body and parts gross margin	49.4%	49.3%	10	bp

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

Our service, body, and parts revenue grew in all areas in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. The growth experienced in the three and six-month periods ended June 30, 2018 was primarily due to acquisitions, combined with more late-model units in operation from 2010 to 2016 and a plateauing new vehicle market. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. We increased our same store customer pay revenue 5.0% and 4.3%, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017.

Same store warranty revenue increased 1.1% and 2.1%, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. Warranty sales growth was primarily driven by increases in domestic segment recalls, particularly Chrysler, which had increases of 17.9% and 16.1%, respectively, and Ford, which had increases of 4.3% and 8.7%, respectively. These increases were offset by decreases in Honda of 26.5% and 25.1%, respectively, and decreases of 11.6% and 19.4%, respectively, in Nissan warranty work in the three and six-month periods ended June 30, 2018 as compared to the same periods of 2017.

The increase (decrease) in same-store warranty work by segment was as follows:

	Three months ended June 30, 2018 compared to the same period of 2017	Six months ended June 30, 2018 compared to the same period of 2017
Domestic	11.2%	11.5%
Import	(5.5)	(4.6)
Luxury	(1.8)	0.5

Same store wholesale parts revenue increased 2.3% and 1.7%, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. We target independent repair shops, competing new vehicle dealers and wholesale accounts to expand parts sales to other repair shops.

Same store body shop revenue decreased 2.0% and 0.7%, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. These decreases were primarily due to milder winter weather in areas in which our body shops are located.

Same store service, body and parts gross profit increased 2.8% and 3.3%, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. Our gross margins have increased as our mix shifts towards customer pay, which has higher margins than other service work.

Segments
Certain financial information by segment is as follows:

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenues:
Domestic	$1,095,068	$954,949	$140,119	14.7%
Import	1,322,730	1,095,239	227,491	20.8
Luxury	677,530	419,163	258,367	61.6
	3,095,328	2,469,351	625,977	25.3
Corporate and other	1,209	(2,315)	3,524	NM
	$3,096,537	$2,467,036	$629,501	25.5%
NM - not meaningful

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenues:
Domestic	$2,065,685	$1,854,707	$210,978	11.4%
Import	2,493,163	2,066,711	426,452	20.6
Luxury	1,194,025	782,967	411,058	52.5
	5,752,873	4,704,385	1,048,488	22.3
Corporate and other	3,343	(1,248)	4,591	NM
	$5,756,216	$4,703,137	$1,053,079	22.4%
NM - not meaningful

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
Segment income[1]:
Domestic	$28,545	$27,857	$688	2.5%
Import	30,244	32,238	(1,994)	(6.2)
Luxury	11,939	10,315	1,624	15.7
	70,728	70,410	318	0.5
Corporate and other	41,015	38,239	2,776	7.3
Depreciation and amortization	(18,821)	(14,031)	4,790	34.1
Other interest expense	(13,829)	(7,169)	6,660	92.9
Other income, net	1,659	387	1,272	NM
Income before income taxes	$80,752	$87,836	$(7,084)	(8.1)%

NM – not meaningful

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
Segment income[1]:
Domestic	$54,163	$53,299	$864	1.6%
Import	53,265	54,411	(1,146)	(2.1)
Luxury	18,826	15,027	3,799	25.3
	126,254	122,737	3,517	2.9
Corporate and other	82,572	76,740	5,832	7.6
Depreciation and amortization	(35,675)	(26,770)	8,905	33.3
Other interest expense	(25,635)	(13,840)	11,795	85.2
Other income, net	3,033	10,232	(7,199)	NM
Income before income taxes	$150,549	$169,099	$(18,550)	(11.0)%
1Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.

NM – Not meaningful

	Three Months Ended June 30,		Increase	% Increase
	2018	2017
Retail new vehicle unit sales:
Domestic	14,697	13,256	1,441	10.9%
Import	27,376	23,187	4,189	18.1
Luxury	7,050	4,523	2,527	55.9
	49,123	40,966	8,157	19.9
Allocated to management	(96)	(90)	6	NM
	49,027	40,876	8,151	19.9%
NM – Not meaningful

	Six Months Ended June 30,		Increase	% Increase
	2018	2017
Retail new vehicle unit sales:
Domestic	27,353	25,496	1,857	7.3%
Import	51,016	43,022	7,994	18.6
Luxury	12,388	8,139	4,249	52.2
	90,757	76,657	14,100	18.4
Allocated to management	(233)	(165)	68	NM
	90,524	76,492	14,032	18.3%
NM – Not meaningful

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
New vehicle	$597,596	$528,649	$68,947	13.0%
Used vehicle retail	283,408	251,214	32,194	12.8
Used vehicle wholesale	33,913	30,700	3,213	10.5
Finance and insurance	43,083	37,354	5,729	15.3
Service, body and parts	113,472	96,515	16,957	17.6
Fleet and other	23,596	10,517	13,079	124.4
Revenue	$1,095,068	$954,949	$140,119	14.7
Segment income	$28,545	$27,857	$688	2.5
Retail new vehicle unit sales	14,697	13,256	1,441	10.9

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenue:
New vehicle	$1,111,125	$1,013,906	$97,219	9.6%
Used vehicle retail	548,235	496,212	52,023	10.5
Used vehicle wholesale	67,519	62,986	4,533	7.2
Finance and insurance	83,083	73,562	9,521	12.9
Service, body and parts	220,614	189,917	30,697	16.2
Fleet and other	35,109	18,124	16,985	93.7
	$2,065,685	$1,854,707	$210,978	11.4%
Segment income	$54,163	$53,299	$864	1.6%
Retail new vehicle unit sales	27,353	25,496	1,857	7.3%

Our Domestic segment revenue increased 14.7% and 11.4%, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. Since June 2017, we acquired seven additional domestic brand stores, which contributed to increases in all major business lines.

Our Domestic segment income increased 2.5% and 1.6%, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017, primarily due to gross profits growth of 14.1% and 11.2%, respectively, which was in line with revenue growth, offset by growth in SG&A of 14.4% and 10.8%, respectively, and increases in floor plan interest expense of 47.6% and 46.8%, respectively, due to acquisitions and rising interest rates compared to the same periods of 2017. These factors resulted in slower domestic segment income growth than revenue growth for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017.

Import
A summary of financial information for our Import segment follows:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
New vehicle	$771,987	$643,404	$128,583	20.0%
Used vehicle retail	335,629	269,512	66,117	24.5
Used vehicle wholesale	30,983	27,283	3,700	13.6
Finance and insurance	54,866	45,282	9,584	21.2
Service, body and parts	116,386	96,964	19,422	20.0
Fleet and other	12,879	12,794	85	0.7
Revenue	$1,322,730	$1,095,239	$227,491	20.8
Segment income	$30,244	$32,238	$(1,994)	(6.2)
Retail new vehicle unit sales	27,376	23,187	4,189	18.1

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
Revenue:
New vehicle	$1,439,590	$1,195,286	$244,304	20.4%
Used vehicle retail	643,317	516,788	126,529	24.5
Used vehicle wholesale	59,178	54,120	5,058	9.3
Finance and insurance	106,562	85,855	20,707	24.1
Service, body and parts	226,041	185,626	40,415	21.8
Fleet and other	18,475	29,036	(10,561)	(36.4)
	$2,493,163	$2,066,711	$426,452	20.6%
Segment income	$53,265	$54,411	$(1,146)	(2.1)%
Retail new vehicle unit sales	51,016	43,022	7,994	18.6%

Our Import segment revenue increased 20.8% and 20.6%, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 due to increases in all major business lines, primarily as a result of the acquisition of eleven import brand stores since June 2017, as well as same store increases in used vehicle unit volume and a small increase in finance and insurance per unit.

Import segment income decreased 6.2% and 2.1%, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. The decreases were primarily due to SG&A expense growth of 22.8% and 23.0%, respectively, partially offset by gross profit growth of 18.9% and 20.3%, respectively. Total import SG&A as a percent of gross profit increased from 76.5% to 79.0% and from 78.7% to 80.4%, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. Recently acquired stores were the main contributor to the increases as newly acquired stores generally have a lower operating efficiency than our other stores. Floor plan interest expense for import stores increased 65.7% and 63.3%, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 and was a significant contributor to the slower growth in segment income.

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
New vehicle	$361,913	$220,388	$141,525	64.2%
Used vehicle retail	184,941	112,032	72,909	65.1
Used vehicle wholesale	20,263	11,473	8,790	76.6
Finance and insurance	15,934	9,525	6,409	67.3
Service, body and parts	76,883	50,326	26,557	52.8
Fleet and other	17,596	15,419	2,177	14.1
Revenue	$677,530	$419,163	$258,367	61.6
Segment income	$11,939	$10,315	$1,624	15.7
Retail new vehicle unit sales	7,050	4,523	2,527	55.9

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
Revenue:
New vehicle	$640,434	$396,705	$243,729	61.4%
Used vehicle retail	327,845	222,637	105,208	47.3
Used vehicle wholesale	34,463	23,696	10,767	45.4
Finance and insurance	28,185	17,519	10,666	60.9
Service, body and parts	141,676	98,358	43,318	44.0
Fleet and other	21,422	24,052	(2,630)	(10.9)
	$1,194,025	$782,967	$411,058	52.5%
Segment income	$18,826	$15,027	$3,799	25.3%
Retail new vehicle unit sales	12,388	8,139	4,249	52.2%
Our Luxury segment revenue increased 61.6% and 52.5%, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 due to increases in all major business lines. Since June 2017, we added nine luxury brand stores.

Our Luxury segment income increased 15.7% and 25.3%, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017, primarily due to gross profit growth of 57.2% and 48.4%, respectively, offset by SG&A expense increases of 64.0% and 50.1%, respectively. Total Luxury segment SG&A as a percent of gross profit increased from 77.6% to 81.0% and from 81.5% to 82.4%, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017, primarily related to increases in personnel and rent related to recently acquired stores. Growth in our Luxury segment revenues and gross profit for the three and six-month periods ended June 30, 2018 was driven by volume related to acquisitions and an increase in finance and insurance per unit. Floor plan interest expense increased 86.6% and 77.3%, respectively, related to a combination of increased volume from acquisitions and rising interest rates.

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shop, offset by certain unallocated reserve and elimination adjustments related to vehicle sales.

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenue, net	$1,209	$(2,315)	$3,524	NM
Segment income	$41,015	$38,239	$2,776	7.3

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenue, net	$3,343	$(1,248)	$4,591	NM
Segment income	$82,572	$76,740	$5,832	7.6
NM - not meaningful

The increases in Corporate and other revenue in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 were primarily related to the addition of two stand-alone body shops, changes to certain reserves that are not specifically identified with our domestic, import or luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales, and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores.

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

Corporate and other segment income increased $2.8 million and $5.8 million, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017, primarily due to the addition of 27 stores and two stand-alone body shops since June 30, 2017.

Selling, General and Administrative Expense (“SG&A”)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Personnel	$213,667	$167,324	$46,343	27.7%
Advertising	27,609	22,988	4,621	20.1
Rent	11,946	7,227	4,719	65.3
Facility costs	18,552	14,252	4,300	30.2
Other	61,576	45,499	16,077	35.3
Total SG&A	$333,350	$257,290	$76,060	29.6%

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2018	2017
Personnel	46.4%	44.6%	180	bp
Advertising	6.0	6.1	(10)
Rent	2.6	1.9	70
Facility costs	4.0	3.8	20
Other	13.4	12.2	120
Total SG&A	72.4%	68.6%	380	bp

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Personnel	$405,760	$330,996	$74,764	22.6%
Advertising	53,090	42,944	10,146	23.6
Rent	23,063	14,448	8,615	59.6
Facility costs	36,220	29,379	6,841	23.3
Other	112,711	82,295	30,416	37.0
Total SG&A	$630,844	$500,062	$130,782	26.2%

	Six Months Ended June 30,		Increase
As a % of gross profit	2018	2017
Personnel	46.7%	46.2%	50	bp
Advertising	6.1%	6.0%	10
Rent	2.7%	2.0%	70
Facility costs	4.2%	4.1%	10
Other	12.9%	11.5%	140
Total SG&A	72.6%	69.8%	280	bp

SG&A expense increased 29.6% and 26.2%, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. Overall, increases in SG&A expense were due primarily to growth through acquisitions, acquisition expenses, losses related to storm insurance reserve charges and increased allowance losses associated with auto loan receivables. Other expenses in the three and six-month periods ended June 30, 2018 include acquisition expenses of $3.3 million and $4.2 million, respectively, and storm insurance reserve charges of $1.5 million and $3.2 million, respectively. Auto loan receivable allowance losses increased $3.8 million and $5.8 million, respectively, for the three and six-month periods ended June 30, 2018 compared to the same periods of 2017.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 70.8% and 71.5%, respectively, for the three and six-month periods ended June 30, 2018 compared to 66.8% and 68.8%, respectively, for the same periods of 2017. These increases were primarily due to increased personnel cost and auto loan receivable allowance losses recorded in the three and six-month periods ended June 30, 2018.

SG&A expense adjusted for non-core charges was as follows (in thousands):

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Personnel	$213,667	$167,324	$46,343	27.7%
Advertising	27,609	22,988	4,621	20.1
Rent	11,946	7,227	4,719	65.3
Facility costs	18,552	14,252	4,300	30.2
Adjusted other	56,835	39,484	17,351	43.9
Adjusted total SG&A	$328,609	$251,275	$77,334	30.8%

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2018	2017
Personnel	46.4%	44.6%	180	bp
Advertising	6.0%	6.1%	(10)
Rent	2.6%	1.9%	70
Facility costs	4.0%	3.8%	20
Adjusted other	12.3%	10.6%	170
Adjusted total SG&A	71.3%	67.0%	430	bp

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Personnel	$405,760	$330,996	$74,764	22.6%
Advertising	53,090	42,944	10,146	23.6%
Rent	23,063	14,448	8,615	59.6%
Facility costs	36,220	29,379	6,841	23.3%
Adjusted other	107,970	76,280	31,690	41.5%
Adjusted total SG&A	$626,103	$494,047	$132,056	26.7%

	Six Months Ended June 30,		Increase
As a % of gross profit	2018	2017
Personnel	46.7%	46.2%	50	bp
Advertising	6.1%	6.0%	10
Rent	2.7%	2.0%	70
Facility costs	4.2%	4.1%	10
Adjusted other	12.4%	10.6%	180
Adjusted total SG&A	72.1%	68.9%	320	bp

Adjusted SG&A for the three and six-month periods ended June 30, 2018 excludes acquisition related expenses of $3.3 million and storm insurance reserve related charges of $1.5 million. Adjusted SG&A excludes acquisition related expenses of $2.1 million in the three and six-month periods ended June 30, 2017 and storm insurance reserve related charges of $3.9 million. See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Depreciation and amortization	$18,821	$14,031	$4,790	34.1%

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Depreciation and amortization	$35,675	$26,770	$8,905	33.3%

The increases in depreciation and amortization in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 were primarily due to capital expenditures and acquisitions that occurred since June 30, 2017. Since June 30, 2017, we purchased approximately $258 million in depreciable buildings and improvements as a part of our acquisitions of

Downtown LA Auto Group, Day Automotive Group, and Prestige Auto Group. Capital expenditures for the first six months of 2018 totaled $72.4 million, which also increases the amount of depreciable assets. See the discussion under Liquidity and Capital Resources for additional information.

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating margin	3.5%	4.2%	3.5%	4.0%
Operating margin adjusted for non-core charges [1]	3.7%	4.5%	3.6%	4.2%
1 See “Non-GAAP Reconciliations” for more details.

Operating margin declined 70 and 50 basis points, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods in 2017. Acquisition activity over the past twelve months negatively impacted our operating margin. Acquired stores generally have a lower operating efficiency than our other stores and negatively impact our operating margin until we fully integrate them into our cost structure.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Floor plan interest expense (new vehicles)	$15,634	$9,332	67.5%	$29,168	$17,384	67.8%

Floor plan interest expense increased $6.3 million and $11.8 million, respectively, in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017. The 67.5% increase in floor plan interest expense for the three-month period ended June 30, 2018 compared to the same period in 2017 includes a 2.9% increase related to the increase in same store inventory levels, a 31.1% increase due to acquisition volume, and a 33.5% increase related to increasing LIBOR rates as compared to the same period of 2017. The 67.8% increase in floor plan interest expense for the six-month period ended June 30, 2018 compared to the same period in 2017 includes a 2.9% increase related to the increase in same store inventory levels, a 28.4% increase due to acquisition volume, and a 36.5% increase related to increasing LIBOR rates compared to the same period of 2017.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended June 30,			%
(Dollars in thousands)	2018	2017	Change	Change
Floor plan interest expense (new vehicles)	$15,634	$9,332	$6,302	67.5%
Floor plan assistance (included as an offset to cost of sales)	(17,482)	(13,268)	(4,214)	31.8
Net new vehicle carrying costs	$(1,848)	$(3,936)	$2,088	(53.0)%

	Six Months Ended June 30,			%
(Dollars in thousands)	2018	2017	Change	Change
Floor plan interest expense (new vehicles)	$29,168	$17,384	$11,784	67.8%
Floor plan assistance (included as an offset to cost of sales)	(31,650)	(25,056)	(6,594)	26.3
Net new vehicle carrying costs	$(2,482)	$(7,672)	$5,190	(67.6)%

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Mortgage interest	$5,754	$4,694	$1,060	22.6
Other interest	8,357	2,585	5,772	223.3
Capitalized interest	(282)	(110)	172	156.4
Total other interest expense	$13,829	$7,169	6,660	92.9%

	Six Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Mortgage interest	$10,661	$9,085	$1,576	17.3%
Other interest	15,459	4,948	10,511	212.4
Capitalized interest	(485)	(193)	292	151.3
Total other interest expense	$25,635	$13,840	11,795	85.2%

The increases of $6.7 million and $11.8 million, respectively, in other interest expense in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017 were primarily due to $300 million in 5.25% Senior Notes issued in July 2017, which contributed $4.1 million and $8.1 million, respectively, of additional interest expense compared to the same periods of 2017. Additionally, higher volumes of borrowing on our credit facility and higher mortgage interest due to additional mortgage financings and increased interest rates contributed to the overall increases in other interest expense in the three and six-month periods ended June 30, 2018 compared to the same periods of 2017.

Other Income, Net

	Three Months Ended June 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Other Income, net	$1,659	$387	$1,272	NM

	Six Months Ended June 30,		Decrease	% Decrease
(Dollars in thousands)	2018	2017
Other Income, net	$3,033	$10,232	$(7,199)	NM

Other income, net in the six-month period ended June 30, 2017 was primarily related to a 9.1 million legal settlement with two OEMs associated with diesel emissions litigation.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Effective income tax rate	24.9%	39.4%	25.1%	38.5%

Our effective income tax rate for the three and six-month periods ended June 30, 2018 was positively affected by the enactment of tax legislation commonly known as the Tax Cuts and Jobs Act (the "Act"), signed into law on December 22, 2017, which reduced the Federal corporate income tax rate to 21.0%. Our effective income tax rate in the second quarter of 2018 benefited from the revaluation of certain acquired deferred tax liabilities. Additionally, our effective income tax rate in the six-month period ended June 30, 2018 was favorably affected by excess tax benefits related to stock-based compensation, resulting in a lower effective rate than expected for the full year. Partially offsetting these benefits was the negative impact from an increasing presence in states with higher income tax rates. We estimate our annual effective tax rate, excluding non-core charges, to be 26%.

We are still analyzing certain aspects of the Act. In particular, we have not been able to make a reasonable estimate of the potential impact of the effect of the new limitations on executive compensation under Internal Revenue Code Section 162(m). We continue to account for the deferred tax asset associated with this item under the provisions of the tax laws that were in effect immediately prior to enactment. As noted at December 31, 2017, we were able to reasonably estimate effects and, therefore, recorded provisional adjustments associated with certain items. We have not made any additional measurement-period adjustments related to these items. However, we continue to make and refine our calculations as additional analysis is completed, further guidance is issued, or new information is made available and adjustments may be made in future periods. We will complete our accounting for the Tax Act in 2018.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations.

	Three Months Ended June 30, 2018
(Dollars in thousands, except per share amounts)	As reported	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$333,350	$(1,490)	$(3,251)	$—	$328,609
Operating income	108,556	1,490	3,251	—	113,297

Income before income taxes	$80,752	$1,490	$3,251	$—	$85,493
Income tax provision	(20,092)	(389)	(853)	(1,409)	(22,743)
Net income (loss)	$60,660	$1,101	$2,398	$(1,409)	$62,750

Diluted net income (loss) per share	$2.44	$0.04	$0.10	$(0.06)	$2.52
Diluted share count	24,882

	Three Months Ended June 30, 2017
(Dollars in thousands, except per share amounts)	As reported	Insurance reserves	Acquisition expense	Adjusted
Selling, general and administrative	$257,290	$(3,878)	$(2,137)	$251,275
Operating income	103,950	3,878	2,137	109,965

Income before income taxes	$87,836	$3,878	$2,137	$93,851
Income tax provision	(34,636)	(1,231)	(821)	(36,688)
Net income	$53,200	$2,647	$1,316	$57,163

Diluted net income per share	$2.12	$0.11	0.05	$2.28
Diluted share count	25,106

	Six Months Ended June 30, 2018
(Dollars in thousands, except per share amounts)	As reported	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$630,844	$(1,490)	$(3,251)	$—	$626,103
Operating income	202,319	1,490	3,251	—	207,060

Income before income taxes	$150,549	$1,490	$3,251	$—	$155,290
Income tax provision	(37,828)	(389)	(853)	(1,409)	(40,479)
Net income (loss)	$112,721	$1,101	$2,398	$(1,409)	$114,811

Diluted net income (loss) per share	$4.50	$0.04	$0.11	$(0.06)	$4.59
Diluted share count	25,028

	Six Months Ended June 30, 2017
(Dollars in thousands, except per share amounts)	As reported	Insurance reserves	Acquisition expense	OEM settlement	Adjusted
Selling, general and administrative	$500,062	$(3,878)	$(2,137)	$—	$494,047
Operating income	190,091	3,878	2,137	—	196,106
Other (expense) income, net	10,232	—	—	(9,111)	1,121

Income (loss) before income taxes	$169,099	$3,878	$2,137	$(9,111)	$166,003
Income tax (provision) benefit	(65,172)	(1,231)	(821)	3,423	(63,801)
Net income (loss)	$103,927	$2,647	$1,316	$(5,688)	$102,202

Diluted net income (loss) per share	$4.13	$0.11	$0.05	$(0.23)	$4.06
Diluted share count	25,177

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

Available Sources
Below is a summary of our immediately available funds:

	As of June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
Cash and cash equivalents	$29,991	$31,177	$(1,186)	(3.8)%
Available credit on the credit facilities	204,260	185,173	19,087	10.3
Total current available funds	234,251	216,350	17,901	8.3
Estimated funds from unfinanced real estate	222,439	192,067	30,372	15.8
Total estimated available funds	$456,690	$408,417	$48,273	11.8%

Cash flows generated by operating activities and borrowings under our credit facility and other types of debt are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of June 30, 2018, our unencumbered owned operating real estate had a book value of $297 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $222 million at June 30, 2018; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	in Cash Flow
Net cash provided by operating activities	$236,331	$178,555	$57,776
Net cash used in investing activities	(451,461)	(125,219)	(326,242)
Net cash provided by (used in) financing activities	187,868	(72,441)	260,309

Operating Activities
Cash provided by operating activities for the six months ended June 30, 2018 increased $57.8 million compared to the same period of 2017, primarily related to increases in other assets and accrued liabilities that were positively impacted by the recently enacted tax legislation and increases in floor plan notes payable and other long term liabilities, offset by a decrease in the change of accounts receivable compared to the same period of 2017.

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

Adjusted net cash provided by operating activities is presented below (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	in Cash Flow
Net cash provided by operating activities – as reported	$236,331	$178,555	$57,776
Add: Net borrowings (repayments) on floor plan notes payable, non-trade	85,763	(32,124)	117,887
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(120,899)	—	(120,899)
Net cash provided by operating activities – adjusted	$201,195	$146,431	$54,764

Inventories are the most significant component of our cash flow from operations. As of June 30, 2018, our new vehicle days supply was 77, or eight days higher than our days supply as of December 31, 2017. Our days supply of used vehicles was 62 days as of June 30, 2018, or five days lower than our days supply as of December 31, 2017. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $451.5 million and $125.2 million, respectively, for the six-month periods ended June 30, 2018 and 2017. Cash flows from investing activities relate primarily to capital expenditures and acquisition and divestiture activity.

Below are highlights of significant activity related to our cash flows from investing activities:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	in Cash Flow
Capital expenditures	$(72,373)	$(32,266)	$(40,107)
Cash paid for acquisitions, net of cash acquired	(374,664)	(88,075)	(286,589)
Cash paid for other investments	(7,066)	(7,748)	682
Proceeds from sales of stores	839	—	839

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Six Months Ended June 30,
(Dollars in thousands)	2018	2017
Post-acquisition capital improvements	$31,095	$7,304
Facilities for open points	6,202	—
Existing facility improvements	16,904	7,734
Maintenance	18,172	17,228
Total capital expenditures	$72,373	$32,266

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

We expect to use a portion of our future capital expenditures to upgrade facilities that we recently acquired. This additional capital investment is contemplated in our initial evaluation of the investment return metrics applied to each acquisition and is usually associated with manufacturer standards and requirements. The increases in capital expenditures for the six-month period ended June 30, 2018, compared to the same period of 2017, relate primarily to upgrades of recently acquired facilities.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Six Months Ended June 30,
	2018	2017
Number of stores acquired	17	8
Number of stores opened	—	1

(Dollars in thousands)
Cash paid for acquisitions, net of cash acquired	$374,664	$88,075
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(120,899)	—
Cash paid for acquisitions, net of cash acquired – adjusted	$253,765	$88,075

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash provided by or (used in) financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	in Cash Flow
Cash provided by (used in) financing activities, as reported	$187,868	$(72,441)	$260,309
Adjust: Repayments (borrowings) on floor plan notes payable: non-trade	(85,763)	32,124	(117,887)
Cash provided by (used in) financing activities – adjusted	$102,105	$(40,317)	$142,422

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	in Cash Flow
Net borrowings (repayments) on lines of credit	$99,163	$(35,346)	$134,509
Principal payments on long-term debt and capital leases, unscheduled	(5,305)	(35,765)	30,460
Proceeds from issuance of long-term debt	62,140	74,065	(11,925)
Repurchases of common stock	(33,927)	(24,913)	(9,014)
Dividends paid	(13,938)	(13,052)	(886)

Equity Transactions
On February 25, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. We repurchased a total of 670,296 shares of our Class A common stock at an average price of $100.44 per share in the first six months of 2018. This included 640,586 shares as part of the repurchase plan at an average price per share of $99.89 and 29,710 shares related to tax withholding on vesting RSUs at an average price of $112.36 per share. As of June 30, 2018, we had $98.6 million remaining available for repurchases and the authorization does not have an expiration date.

In July 2018, we repurchased 226,910 shares at a weighted average price of $86.65 per share and, as of July 27, 2018, under our existing share repurchase authorization, $78.9 million remained available for share repurchases.

In December 2017, we entered into a structured repurchase agreement involving the use of capped call options for the purchase of our Class A common stock. As of June 30, 2018, the capped call options had expired and all outstanding options were settled.

In the first six months of 2018, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2018	$0.27	$6,759
May 2018	$0.29	$7,179

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of June 30, 2018
(Dollars in thousands)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,875,462	$—	[1]
Floor plan notes payable	142,606	—
Used vehicle inventory financing facility	50,000	85,000	[2]
Revolving lines of credit	320,953	119,260	[2,3]
Real estate mortgages	642,602	—
5.25% Senior Subordinated Notes due 2025	300,000	—
Other debt	12,195	—
Total debt outstanding	3,343,818	204,260
Less: unamortized debt issuance costs	(6,575)	—
Total debt	$3,337,243	$204,260

1 As of June 30, 2018, we had a $2.0 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of May 31, 2018. This amount is reduced by $9.7 million for outstanding letters of credit.

Credit Facility
Effective June 25, 2018, we amended our syndicated credit facility, now comprised of 20 financial institutions, including seven manufacturer-affiliated finance companies. Prior to this amendment, the credit facility, with an aggregate total financing commitment of $2.4 billion, would have matured in August 2022. With this amendment, the aggregate total financing commitment has been increased to $2.6 billion and the term of the credit facility has been extended to July 2023, among other changes.

The total commitment is allocated $135 million to used vehicle inventory floor plan financing, $450 million to revolving loans for acquisitions and other general corporate purposes, and the remaining $2.0 billion for new vehicle inventory floor plan financing. We have the option to reallocate the commitments, provided that the used vehicle inventory floor plan financing commitment does not exceed 16.5% of aggregate commitments, the revolving loan commitment does not exceed 18.75% of aggregate commitments, and the sum of these commitments plus the new vehicle inventory floor plan financing commitment does not exceed the aggregate total financing commitment of $2.6 billion. Additionally,we may request an increase in the aggregate new vehicle floor plan commitment of up to $400 million provided that the aggregate commitment does not exceed $3.0 billion. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

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

We have the ability to deposit up to $50 million in cash in Principal Reduction (PR) accounts associated with our new vehicle inventory floor plan commitment. The PR accounts are recognized as offsetting credits against outstanding amounts on our new vehicle floor plan commitment and would reduce interest expense associated with the outstanding principal balance. As of June 30, 2018, we had no balances in our PR accounts.

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

The interest rate on the credit facility, as amended, varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.25% depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 3.34% at June 30, 2018. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 3.59% at June 30, 2018.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of June 30, 2018
Current ratio	Not less than 1.10 to 1	1.25 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.59 to 1
Leverage ratio	Not more than 5.00 to 1	3.52 to 1

As of June 30, 2018, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for new vehicles at certain stores and vehicles designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At June 30, 2018, $142.6 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

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

We used the net proceeds for general corporate purposes, which included funding acquisitions, capital expenditures, and debt repayment.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 5.3% at June 30, 2018. The mortgages are payable in various installments through 8/1/2038. As of June 30, 2018, we had fixed interest rates on 70% of our outstanding mortgage debt.

Our other debt includes capital leases and sellers’ notes. The interest rates associated with our other debt ranged from 3.1% to 8.0% at June 30, 2018. This debt, which totaled $12.2 million at June 30, 2018, is due in various installments through December 2050.

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

See also Notes 2 and 13 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information including the impact of our January 1, 2018 adoption of accounting standards update ("ASU") 2014-09 "Revenue from Contracts with Customers."

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the second quarter of 2018:

	Total number of shares purchased [2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans [1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands) [1]
April	229,826	$96.77	229,826	$135,366
May	35,925	95.00	35,760	131,969
June	325,000	102.76	325,000	98,573
	590,751	$99.96	590,586	$98,573

1 Effective February 29, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. This authorization does not have an expiration date and it replaced the previous authorizations, which limited the number of shares we were authorized to repurchase.
2 Of the shares repurchased in the second quarter of 2018, 165 shares were related to the tax withholdings on vesting RSUs.

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

10.1	Second Amended and Restated Loan Agreement (incorporated by reference to exhibit 10.1 to Form 8-K dated June 25, 2018 and filed with the Securities and Exchange Commission on June 29, 2018).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2018	LITHIA MOTORS, INC.

By: /s/ John F. North III
John F. North III
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)