Form 10-Q
period 2018-09-30
LITHIA MOTORS INC
filed 2018-10-26
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	22,488,323
Class B common stock without par value	1,000,000
(Class)	Outstanding at October 26, 2018

LITHIA MOTORS, INC.
FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$31,432	$57,253
Accounts receivable, net of allowance for doubtful accounts of $6,426 and $7,386	470,689	521,938
Inventories, net	2,275,965	2,132,744
Other current assets	47,648	70,847
Total Current Assets	2,825,734	2,782,782

Property and equipment, net of accumulated depreciation of $228,992 and $197,802	1,248,692	1,185,169
Goodwill	356,968	256,320
Franchise value	256,004	186,977
Other non-current assets	487,171	271,818
Total Assets	$5,174,569	$4,683,066

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$135,626	$116,774
Floor plan notes payable: non-trade	1,820,241	1,802,252
Current maturities of long-term debt	33,856	18,876
Trade payables	113,662	111,362
Accrued liabilities	259,825	251,717
Total Current Liabilities	2,363,210	2,300,981

Long-term debt, less current maturities	1,287,052	1,028,476
Deferred revenue	117,850	103,111
Deferred income taxes	77,684	56,277
Other long-term liabilities	123,631	111,003
Total Liabilities	3,969,427	3,599,848

Stockholders' Equity:
Preferred stock - no par value; authorized 15,000 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100,000 shares; issued and outstanding 22,912 and 23,968	50,104	149,123
Class B common stock - no par value; authorized 25,000 shares; issued and outstanding 1,000 and 1,000	124	124
Additional paid-in capital	45,897	11,309
Retained earnings	1,109,017	922,662
Total Stockholders' Equity	1,205,142	1,083,218
Total Liabilities and Stockholders' Equity	$5,174,569	$4,683,066

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
New vehicle	$1,732,950	$1,553,511	$4,914,478	$4,147,870
Used vehicle retail	805,928	679,180	2,325,600	1,915,038
Used vehicle wholesale	91,956	65,739	253,246	206,754
Finance and insurance	121,062	101,044	342,059	282,672
Service, body and parts	311,327	265,683	908,431	744,262
Fleet and other	28,729	15,185	104,354	86,883
Total revenues	3,091,952	2,680,342	8,848,168	7,383,479
Cost of sales:
New vehicle	1,632,068	1,465,466	4,625,155	3,909,168
Used vehicle retail	719,575	600,522	2,078,535	1,693,091
Used vehicle wholesale	90,553	64,565	248,991	202,351
Service, body and parts	156,871	133,191	461,860	376,096
Fleet and other	26,646	13,577	98,550	82,829
Total cost of sales	2,625,713	2,277,321	7,513,091	6,263,535
Gross profit	466,239	403,021	1,335,077	1,119,944
Selling, general and administrative	309,024	282,241	939,868	782,303
Depreciation and amortization	19,649	14,828	55,324	41,598
Operating income	137,566	105,952	339,885	296,043
Floor plan interest expense	(15,958)	(10,629)	(45,126)	(28,013)
Other interest expense, net	(15,010)	(9,905)	(40,645)	(23,745)
Other income, net	2,389	1,125	5,422	11,357
Income before income taxes	108,987	86,543	259,536	255,642
Income tax provision	(15,880)	(34,657)	(53,708)	(99,829)
Net income	$93,107	$51,886	$205,828	$155,813

Basic net income per share	$3.85	$2.07	$8.34	$6.21
Shares used in basic per share calculations	24,164	25,008	24,670	25,090

Diluted net income per share	$3.84	$2.07	$8.31	$6.19
Shares used in diluted per share calculations	24,258	25,076	24,767	25,158

Cash dividends paid per Class A and Class B share	$0.29	$0.27	$0.85	$0.79

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$205,828	$155,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,324	41,598
Stock-based compensation	9,776	8,396
Gain on disposal of other assets	(91)	(382)
Gain on disposal of franchise	(15,396)	—
Deferred income taxes	19,446	7,398
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	63,419	(13,345)
Inventories	(14,466)	(16,098)
Other assets	12,007	15,207
Increase (net of acquisitions and dispositions):
Floor plan notes payable	8,073	12,126
Trade payables	3,645	12,397
Accrued liabilities	8,637	25,907
Other long-term liabilities and deferred revenue	23,084	11,519
Net cash provided by operating activities	379,286	260,536

Cash flows from investing activities:
Capital expenditures	(113,386)	(72,174)
Proceeds from sales of assets	2,044	12,327
Cash paid for other investments	(62,126)	(7,929)
Cash paid for acquisitions, net of cash acquired	(374,026)	(400,558)
Proceeds from sales of stores	32,893	3,417
Net cash used in investing activities	(514,601)	(464,917)

Cash flows from financing activities:
Borrowings on floor plan notes payable, net: non-trade	61,705	34,056
Borrowings on lines of credit	1,964,490	1,306,000
Repayments on lines of credit	(1,860,222)	(1,432,853)
Principal payments on long-term debt and capital leases, scheduled	(16,944)	(13,697)
Principal payments on long-term debt and capital leases, other	(5,305)	(46,471)
Proceeds from issuance of long-term debt	62,140	395,905
Payments of debt issuance costs	(477)	(4,517)
Proceeds from issuance of common stock	7,416	5,577
Repurchase of common stock	(81,622)	(31,521)
Dividends paid	(20,915)	(19,803)
Payments of contingent consideration related to acquisitions	(772)	—
Net cash provided by financing activities	109,494	192,676
Decrease in cash and cash equivalents	(25,821)	(11,705)
Cash and cash equivalents at beginning of period	57,253	50,282
Cash and cash equivalents at end of period	$31,432	$38,577

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$88,938	$51,160
Cash paid during the period for income taxes, net	2,907	89,206
Floor plan debt paid in connection with store disposals	33,139	—

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$125,055	$1,748
Debt assumed in connection with acquisitions	10,769	86,902
Issuance of Class A common stock in connection with acquisitions	—	2,137

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of September 30, 2018, and for the three and nine-months ended September 30, 2018 and 2017. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2017 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2017, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2018. The interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2017 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

In May 2014, the Financial Accounting Standards Board ("FASB") issued accounting standards update ("ASU") 2014-09, "Revenue from Contracts with Customers," which amends the accounting guidance related to revenues. We adopted this standard utilizing a cumulative effect transition method effective January 2018. Except for the changes below, we have consistently applied the accounting policies to all periods presented in these consolidated financial statements. See Notes 2 and 14.

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

New Retail Vehicle and Used Retail Vehicle Sales
Revenue from the retail sale of a vehicle is recognized at a point in time, as all performance obligations are satisfied when a contract is signed by the customer, financing has been arranged or collectibility is probable and the control of the vehicle is transferred to the customer. The transaction price for a retail vehicle sale is specified in the contract with the customer and includes all cash and non-cash consideration. In a retail vehicle sale, customers often trade in their current vehicle. The trade-in is measured at its stand-alone selling price in the contract, utilizing various third-party pricing sources. There are no other non-cash forms of consideration related to retail sales. All vehicle rebates are applied to the vehicle purchase price at the time of the sale and are therefore incorporated into the price of the contract at the time of the exchange. We do not allow the return of new or used vehicles, except where mandated by state law.

Service, Body and Parts Sales
Revenue from service, body and parts sales is recognized upon the transfer of control of the parts or service to the customer. We allow for customer returns on sales of our parts inventory up to 30 days after the sale. Most parts returns generally occur within one to two weeks from the time of sale and are not significant.

We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $144.9 million and $126.1 million as of September 30, 2018, and December 31, 2017, respectively; and we recognized $5.2 million and $16.9 million of revenue in the three and nine months ended September 30, 2018, related to our opening contract liability balance.

Finance and Insurance Sales
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. As a part of the vehicle sale, we seek to arrange financing for customers and sell a variety of add-ons, such as extended warranty service contracts. These products are inherently attached to the governing vehicle and performance of the obligation cannot be performed without the underlying sale of the vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract under the new standard. We recognized a $9.2 million asset associated with future estimated variable consideration on January 1, 2018, related to contracts sold on or before December 31, 2017. Our contract asset balance was $9.2 million as of September 30, 2018, and is included in trade receivables and other non-current assets.

Note 3. Accounts Receivable and Contract Assets

Accounts receivable consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Contracts in transit	$240,998	$286,578
Trade receivables	52,336	45,895
Vehicle receivables	56,473	60,022
Manufacturer receivables	94,399	96,141
Auto loan receivables	64,090	75,052
Other receivables	5,386	14,634
	513,682	578,322
Less: Allowance for doubtful accounts	(6,426)	(7,386)
Less: Long-term portion of accounts receivable, net	(36,567)	(48,998)
Total accounts receivable, net	$470,689	$521,938

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 4. Inventories

The components of inventories, net, consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
New vehicles	$1,627,700	$1,553,751
Used vehicles	562,497	500,011
Parts and accessories	85,768	78,982
Total inventories	$2,275,965	$2,132,744

Note 5. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in thousands):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2016 ¹	$114,839	$106,179	$38,381	$259,399
Adjustments to purchase price allocations [2]	(817)	(1,006)	(391)	(2,214)
Reductions through divestitures	—	(865)	—	(865)
Balance as of December 31, 2017 ¹	114,022	104,308	37,990	256,320
Adjustments to purchase price allocations [3]	29,933	51,790	21,074	102,797
Reductions through divestitures	(951)	(1,198)	—	(2,149)
Balance as of September 30, 2018 [1,4]	$143,004	$154,900	$59,064	$356,968
1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
2 Our purchase price allocation for the acquisition of the Carbone Auto Group was finalized in the third quarter of 2017. As a result, we reclassified $2.2 million of value from goodwill to franchise value.
3 Our purchase price allocation for the acquisition of the Baierl Auto Group was finalized in the second quarter of 2018. Also, our purchase price allocation for the acquisitions of the Downtown LA Auto Group, Crater Lake Ford Lincoln, and Crater Lake Mazda were finalized in the third quarter of 2018. As a result, we added $102.8 million of goodwill in 2018.
4 Our purchase price allocation is preliminary for the acquisitions of Albany CJD Fiat, Ray Laks Honda, Ray Laks Acura, Day Auto Group, Prestige Auto Group, Broadway Ford, and Buhler Ford and the associated goodwill has not been allocated to each of our segments. See also Note 12.

The changes in the carrying amounts of franchise value are as follows (in thousands):

Franchise Value
Balance as of December 31, 2016	$184,268
Additions through acquisitions	495
Adjustments to purchase price allocations [1]	2,214
Balance as of December 31, 2017	186,977
Adjustments to purchase price allocations [2]	70,828
Reductions through divestitures	(1,801)
Balance as of September 30, 2018 [3]	$256,004
1 Our purchase price allocation for the acquisition of the Carbone Auto Group was finalized in the third quarter of 2017, resulting in a reclassification of $2.2 million from goodwill to franchise value.
2 Our purchase price allocation for the acquisition of the Baierl Auto Group was finalized in the second quarter of 2018. Also, our purchase price allocation for the acquisitions of the Downtown LA Auto Group, Crater Lake Ford Lincoln, and Crater Lake Mazda were finalized in the third quarter of 2018. As a result, we added $70.8 million of franchise value in 2018.
3Our purchase price allocation is preliminary for the acquisitions of Albany CJD Fiat, Ray Laks Honda, Ray Laks Acura, Day Auto Group, Prestige Auto Group, Broadway Ford, and Buhler Ford and have not been included in the above franchise value additions. See also Note 12.

Note 6. Credit Facilities and Long-term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in thousands):

(Dollars in thousands)	September 30, 2018	December 31, 2017
Floor plan notes payable: non-trade	$1,820,241	$1,802,252
Floor plan notes payable	135,626	116,774
Total floor plan debt	$1,955,867	$1,919,026

Used vehicle inventory financing facility	$316,000	$177,222
Revolving lines of credit	60,058	94,568
Real estate mortgages	623,885	469,969
5.25% Senior Notes due 2025	300,000	300,000
Other debt	27,403	12,512
Total long-term debt outstanding	1,327,346	1,054,271
Less: unamortized debt issuance costs	(6,438)	(6,919)
Less: current maturities (net of current debt issuance costs)	(33,856)	(18,876)
Long-term debt	$1,287,052	$1,028,476

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

The total commitment is allocated as $318 million to used vehicle inventory floor plan financing, $266 million to revolving loans for acquisitions and other general corporate purposes, and the remaining $2.0 billion for new vehicle inventory floor plan financing. We have the option to reallocate the commitments, provided that the used vehicle inventory floor plan financing commitment does not exceed 16.5% of aggregate commitments, the revolving loan commitment does not exceed 18.75% of aggregate commitments, and the sum of these commitments plus the new vehicle inventory floor plan financing commitment does not exceed the aggregate total financing commitment of $2.6 billion. Additionally, we may request an increase in the aggregate new vehicle floor plan commitment of up to $400 million provided that the aggregate commitment does not exceed $3.0 billion. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

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

The interest rate on the credit facility, as amended, varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.25% depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 3.51% at September 30, 2018. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 3.76% at September 30, 2018.

5.25% Senior Notes Due 2025
On July 24, 2017, we issued $300 million in aggregate principal amount of 5.25% Senior Notes due 2025 ("the Notes") to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Notes from July 24, 2017, and is payable semiannually on February 1 and August 1. The first interest payment was paid on February 1, 2018. We may redeem the Notes in whole or in part at any time prior to August 1, 2020, at a price equal to 100% of the principal amount plus a make-whole premium set forth in the Indenture and accrued and unpaid interest. After August 1, 2020, we may redeem some or all of the Notes subject to the redemption prices set forth in the Indenture. If we experience specific kinds of changes of control, as described in the Indenture, we must offer to repurchase the Notes at 101% of their principal amount plus accrued and unpaid interest to the date of purchase.

Note 7. Stockholders’ Equity

Repurchases of Class A Common Stock
Repurchases of our Class A Common Stock occurred under a repurchase authorization granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units ("RSUs"). In February 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. Share repurchases under this authorization were as follows:

	Repurchases Occurring in the Nine Months Ended September 30, 2018		Cumulative Repurchases as of September 30, 2018
	Shares	Average Price	Shares	Average Price
2016 Share Repurchase Authorization	1,199,257	$93.11	2,241,982	$88.81

As of September 30, 2018, we had $50.9 million available for repurchases pursuant to our 2016 share repurchase authorization.

In addition, during the first nine months of 2018, we repurchased 29,875 shares at an average price of $112.19 per share, for a total of $3.4 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

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

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of September 30, 2018, our real estate mortgages and other debt, which includes capital leases, had maturity dates between January 12, 2019, and December 31, 2050.

There were no changes to our valuation techniques during the nine-month period ended September 30, 2018.

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows (in thousands):

	September 30, 2018	December 31, 2017
Carrying value
5.25% Senior Notes due 2025	$300,000	$300,000
Real Estate Mortgages and Other Debt	462,334	376,880
	$762,334	$676,880
Fair value
5.25% Senior Notes due 2025	$288,000	$312,750
Real Estate Mortgages and Other Debt	466,871	385,337
	$754,871	$698,087

Note 9. Investments

On September 12, 2018, we invested $54 million in Shift Technologies, Inc., a San Francisco-based digital retailer, in exchange for Series D convertible preferred stock. We have determined that our investment in Shift does not meet the criteria for a variable interest entity, and we do not have control or significant influence over Shift. As a result, we currently recorded a cost method investment within Other Assets on our Consolidated Balance Sheet as of September 30, 2018.

As of September 30, 2018, there were no identified events or changes in circumstances that would have a significant effect on the value of the investment and we believe the current value represents fair value. We did not record any impairment charges associated with this investment in the three and nine-month periods ended September 30, 2018.

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Three Months Ended September 30,	2018		2017
(in thousands, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$89,254	$3,853	$49,687	$2,199
Reallocation of net income as a result of conversion of dilutive stock options	1	(1)	1	(1)
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	288	—	285	—
Conversion of Class B common shares into Class A common shares	3,551	—	1,908	—
Effect of dilutive stock options on net income	13	(13)	5	(5)
Net income applicable to common stockholders - diluted	$93,107	$3,839	$51,886	$2,193

Weighted average common shares outstanding – basic	23,164	1,000	23,948	1,060
Conversion of Class B common shares into Class A common shares	1,000	—	1,060	—
Effect of dilutive stock options on weighted average common shares	94	—	68	—
Weighted average common shares outstanding – diluted	24,258	1,000	25,076	1,060

Net income per common share - basic	$3.85	$3.85	$2.07	$2.07
Net income per common share - diluted	$3.84	$3.84	$2.07	$2.07

Three Months Ended September 30,	2018		2017
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	33	—	9	—

Nine Months Ended September 30,	2018		2017
(in thousands, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$197,485	$8,343	$147,876	$7,937
Reallocation of distributed net income as a result of conversion of dilutive stock options	4	(4)	3	(3)
Reallocation of distributed net income due to conversion of Class B to Class A common shares outstanding	844	—	1,006	—
Conversion of Class B common shares into Class A common shares	7,466	—	6,909	—
Effect of dilutive stock options on net income	29	(29)	19	(19)
Net income applicable to common stockholders - diluted	$205,828	$8,310	$155,813	$7,915

Weighted average common shares outstanding – basic	23,670	1,000	23,812	1,278
Conversion of Class B common shares into Class A common shares	1,000	—	1,278	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	97	—	68	—
Weighted average common shares outstanding – diluted	24,767	1,000	25,158	1,278

Net income per common share - basic	$8.34	$8.34	$6.21	$6.21
Net income per common share - diluted	$8.31	$8.31	$6.19	$6.19

Nine Months Ended September 30,	2018		2017
Diluted EPS	Class A	Class B	Class A	Class B
Antidilutive Securities
Shares issuable pursuant to stock options not included since they were antidilutive	30	—	10	—

Note 11. Segments

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

Certain financial information on a segment basis is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Domestic
New vehicle	$600,054	$567,423	$1,711,179	$1,581,329
Used vehicle retail	288,238	260,622	836,473	756,834
Used vehicle wholesale	36,983	27,986	104,502	90,972
Finance and insurance	42,541	38,408	125,626	111,970
Service, body and parts	114,756	103,070	335,370	292,987
Fleet and other	15,282	10,801	50,389	28,926
	1,097,854	1,008,310	3,163,539	2,863,018
Import
New vehicle	787,803	737,931	2,227,393	1,933,217
Used vehicle retail	334,614	289,723	977,931	806,510
Used vehicle wholesale	35,162	24,337	94,340	78,456
Finance and insurance	60,494	51,564	167,057	137,419
Service, body and parts	114,776	104,106	340,816	289,733
Fleet and other	3,512	2,294	21,987	31,332
	1,336,361	1,209,955	3,829,524	3,276,667
Luxury
New vehicle	347,568	252,861	988,002	649,566
Used vehicle retail	182,479	128,355	510,323	350,992
Used vehicle wholesale	19,896	13,418	54,359	37,114
Finance and insurance	16,421	10,816	44,606	28,335
Service, body and parts	76,906	56,240	218,582	154,598
Fleet and other	9,617	1,828	31,039	25,879
	652,887	463,518	1,846,911	1,246,484
	3,087,102	2,681,783	8,839,974	7,386,169
Corporate and other	4,850	(1,441)	8,194	(2,690)
	$3,091,952	$2,680,342	$8,848,168	$7,383,479
Segment income[1]:
Domestic	$25,304	$31,141	$79,466	$84,440
Import	37,369	36,954	90,634	91,365
Luxury	11,685	7,515	30,510	22,542
	74,358	75,610	200,610	198,347
Corporate and other	66,899	34,541	149,473	111,281
Depreciation and amortization	(19,649)	(14,828)	(55,324)	(41,598)
Other interest expense	(15,010)	(9,905)	(40,645)	(23,745)
Other income, net	2,389	1,125	5,422	11,357
Income before income taxes	$108,987	$86,543	$259,536	$255,642
1Segment income for each of the segments is defined as income before income taxes, depreciation and amortization, other interest expense and other income, net.

	September 30, 2018	December 31, 2017
Total assets:
Domestic	$1,451,031	$1,338,232
Import	1,171,557	1,137,934
Luxury	767,952	641,118
Corporate and other	1,784,029	1,565,782
	$5,174,569	$4,683,066

Note 12. Acquisitions

In the first nine months of 2018, we completed the following acquisitions:

•	On January 15, 2018, Ray Laks Honda in Orchard Park, New York and Ray Laks Acura in Buffalo, New York.

•	On February 26, 2018, Day Auto Group, a seven store platform based in Pennsylvania.

•	On March 1, 2018, Prestige Auto Group, a six store platform based in New Jersey and New York.

•	On April 2, 2018, Broadway Ford in Idaho Falls, Idaho.

•	On April 23, 2018, Buhler Ford in Eatontown, New Jersey.

Revenue and net loss contributed by the 2018 acquisitions subsequent to the date of acquisition were as follows (in thousands):

Revenue	$634,482
Net loss	$(1,949)

In 2017, we completed the following acquisitions:

•	On May 1, 2017, we acquired Baierl Auto Group, an eight store platform based in Pennsylvania.

•	On August 7, 2017, we acquired Downtown LA Auto Group, a seven store platform based in California.

•	On November 11, 2017, we acquired Albany CJD Fiat in Albany, New York.

•	On November 15, 2017, we acquired Crater Lake Ford Lincoln and Crater Lake Mazda in Medford, Oregon.

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

The following tables summarize the consideration paid for the 2018 acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in thousands):

Consideration
Cash paid, net of cash acquired	$374,026
Debt issued	125,055
$499,081

The purchase price allocations for Albany CJD Fiat, Ray Laks Honda, Ray Laks Acura, Day Auto Group, Prestige Auto Group, Broadway Ford, and Buhler Ford acquisitions are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets.

Assets Acquired and Liabilities Assumed
Accounts receivable	$732
Inventories, net	179,973
Property and equipment, net	9,868
Other non-current assets	321,629
Floor plan notes payable	(10,779)
Other long-term liabilities	(2,342)
$499,081

In the three and nine-month periods ended September 30, 2018, we recorded $0.2 million and $4.3 million, respectively, in acquisition-related expenses as a component of selling, general and administrative expense. Comparatively, we recorded $3.5 million and $5.7 million, respectively, of acquisition-related expenses in the same periods in 2017.

The following unaudited proforma summary presents consolidated information as if all acquisitions in the three and nine-month periods ended September 30, 2018 and 2017, had occurred on January 1, 2017 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$3,091,952	$3,118,676	$9,048,379	$9,024,723
Net income	93,107	52,452	204,526	161,614
Basic net income per share	3.85	2.10	8.29	6.44
Diluted net income per share	3.84	2.09	8.26	6.42

These amounts have been calculated by applying our accounting policies and estimates. The results of the acquired stores have been adjusted to reflect the following: depreciation on a straight-line basis over the expected lives for property and equipment, accounting for inventory on a specific identification method, and recognition of interest expense for real estate financing related to stores where we purchased the facility. No nonrecurring proforma adjustments directly attributable to the acquisitions are included in the reported proforma revenues and earnings.

Note 13. Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, "Leases." ASU 2016-02 increases transparency and comparability among organizations by recognizing right of use assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We will adopt this accounting standard update effective January 1, 2019. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We expect to adopt this guidance using the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates prior to January 1, 2019. We expect to elect the 'package of practical expedients,' which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. We have both real estate leases and equipment leases that will be impacted by the new guidance. We continue to evaluate the effect this pronouncement will have on our consolidated financial statements and related disclosures.

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

These changes had an immaterial effect on our Consolidated Statements of Operations and the following impact on our Consolidated Balance Sheets (in thousands):

	As Reported		Balances without the adoption of Topic 606
Impact on Consolidated Balance Sheets	September 30, 2018	Adjustments
Accounts receivable, net	$470,689	$(3,631)	$467,058
Other current assets	47,648	(1,732)	45,916
Other non-current assets	487,171	4,835	492,006
Total Assets	5,174,569	(528)	5,174,041
Accrued Liabilities	259,825	313	260,138
Deferred income taxes	77,684	(599)	77,085
Total Liabilities	3,969,427	(286)	3,969,141
Retained earnings	1,109,017	(242)	1,108,775
Total Liabilities and Stockholders' Equity	5,174,569	(528)	5,174,041

Note 15. Subsequent Events

Repurchase of Class A Common Stock
Since September 30, 2018, we repurchased 423,863 shares at a weighted average price of $76.85 per share and, as of October 26, 2018, under our existing share repurchase authorization, $18.3 million remained available for share repurchases. In addition, on October 22, 2018, the Board of Directors increased our repurchase authorization by an additional $250 million, bringing our total repurchase authorization to $268 million.

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

Overview
Lithia Motors, Inc. is one of the largest providers of personal transportation solutions in the United States and is among the fastest growing companies in the Fortune 500 (#294-2018). We provide an omni-channel retail experience, allowing customers to shop wherever, whenever and however they desire. We offer convenient personalized service combined with the large company advantages of a nationwide network, one of the largest owned online inventories and competitive pricing on vehicles and service. Our "Growth Powered by People" strategy drives us to innovate and continuously improve the customer experience.

To create a seamless omni-channel retail experience and adapt to an evolving retail space we are focused on driving revenue growth, optimizing our network, unlocking earnings potential and generating cash flow for future investment in continued growth and innovation.

We believe that the fragmented nature of the automotive dealership sector provides us with the opportunity to scale our nationwide footprint through acquisitions, drive revenue growth and seek innovative ways to expand our digital offerings. We strive for diversification in our products, services, brands and geographic locations to manage risk and increase profitability. Our nationwide network of service and delivery points includes 182 locations, representing 28 brands across 18 states.

We target acquiring domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment. Our acquisition strategy seeks underperforming dealerships and platforms at prices that meet our internal investment targets and, through the application of our performance management and centralized operating structure, leverage costs and improve store profitability. Platform acquisitions may include one or more locations which do not meet our criteria. We regularly optimize and balance our network through strategic divestitures to ensure continued high performance. During the first nine months of 2018, we acquired 17 stores, opened one store and divested nine stores. Approximately half of the divested stores were from platform acquisitions. The divestiture of these underperforming stores increases availability of capital and personnel resources and reduces future capital expenditures for facility improvements. These divestitures generated approximately $33 million in proceeds and reduced forecasted capital expenditures by approximately $15 million to be redeployed for investment in innovation. We believe our disciplined approach and the current economic environment provides us with attractive acquisition opportunities and expanded coast to coast coverage.

We also remain focused on unlocking the estimated $250 million in additional earnings potential at existing locations. Operations are structured to promote an entrepreneurial environment at the local and regional levels. Each store's general manager and department managers, with assistance from regional and corporate management, are responsible for executing successful retail strategies in their markets. We strive for continuous improvement and for each store to achieve its potential profitability through increased sales and market share. Strong performance also creates synergistic benefits such as increased trade-ins resulting in additional used vehicle sales, additional finance and insurance sales and increased units in operation and customer retention which generate additional service revenues.

Driving revenue growth and achieving earnings potential generates the free cash flow that allows us to invest in innovation, diversification and digital initiatives, thereby providing more ways to meet our consumers' personal transportation needs. Through innovation and technology, we strive to provide a personalized customer experience wherever, whenever and however consumers desire. During the third quarter of 2018, we entered into a strategic partnership with Shift Technologies, Inc. ("Shift"), a San Francisco-based digital retailer. Shift provides an innovative platform to consumers for a digital vehicle purchase and selling experience, providing vehicle pickup and delivery at a customer’s location. We invested $54 million, leading the series D fundraising round and becoming the largest shareholder. In addition, in early October we collaborated with Shift and assisted in Shift securing a credit line for acquiring used vehicle inventory. This collaboration resulted in Lithia receiving additional equity ownership in Shift. The strategic partnership with Shift will allow both companies to share and scale technology, data, inventory and business relationships to capture more of the over 40 million used vehicles sold in the United States annually.

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows (dollars in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Revenues
New vehicle	$1,732,950	$1,553,511	11.6%	$4,914,478	$4,147,870	18.5%
Used vehicle retail	805,928	679,180	18.7	2,325,600	1,915,038	21.4
Finance and insurance	121,062	101,044	19.8	342,059	282,672	21.0
Service, body and parts	311,327	265,683	17.2	908,431	744,262	22.1
Total Revenues	3,091,952	2,680,342	15.4	8,848,168	7,383,479	19.8

Gross profit
New vehicle	$100,882	$88,045	14.6%	$289,323	$238,702	21.2%
Used vehicle retail	86,353	78,658	9.8	247,065	221,947	11.3
Finance and insurance	121,062	101,044	19.8	342,059	282,672	21.0
Service, body and parts	154,456	132,492	16.6	446,571	368,166	21.3
Total Gross Profit	466,239	403,021	15.7	1,335,077	1,119,944	19.2

Gross profit margins
New vehicle	5.8%	5.7%	10 bp	5.9%	5.8%	10 bp
Used vehicle retail	10.7	11.6	-90 bp	10.6	11.6	-100 bp
Finance and insurance	100.0	100.0	0 bp	100.0	100.0	0 bp
Service, body and parts	49.6	49.9	-30 bp	49.2	49.5	-30 bp
Total Gross Profit Margin	15.1	15.0	10 bp	15.1	15.2	-10 bp

Retail units sold
New vehicles	48,790	45,452	7.3%	139,314	121,944	14.2%
Used vehicles	39,751	34,717	14.5	114,961	97,671	17.7

Average selling price per retail unit
New vehicles	$35,519	$34,179	3.9%	$35,276	$34,015	3.7%
Used vehicles	20,274	19,563	3.6	20,229	19,607	3.2

Average gross profit per retail unit
New vehicles	$2,068	$1,937	6.8%	$2,077	$1,957	6.1%
Used vehicles	2,172	2,266	(4.1)	2,149	2,272	(5.4)
Finance and insurance	1,367	1,260	8.5	1,345	1,287	4.5

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in August 2017 would be included in same store operating data beginning in September 2018, after its first full complete comparable month of operation. The third quarter operating results for the same store comparisons would include results for that store in only the period of September for both comparable periods.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2018	2017	Change	2018	2017	Change
Revenues
New vehicle	$1,443,965	$1,480,737	(2.5)%	$3,954,946	$3,998,702	(1.1)%
Used vehicle retail	688,965	655,814	5.1	1,960,126	1,855,211	5.7
Finance and insurance	105,462	97,033	8.7	287,202	273,143	5.1
Service, body and parts	260,683	254,084	2.6	740,725	719,898	2.9
Total Revenues	2,594,562	2,566,159	1.1	7,230,131	7,134,877	1.3

Gross profit
New vehicle	$82,596	$83,478	(1.1)%	$226,531	$228,625	(0.9)%
Used vehicle retail	77,667	76,836	1.1	218,013	217,190	0.4
Finance and insurance	105,462	97,033	8.7	287,202	273,143	5.1
Service, body and parts	129,720	126,623	2.4	366,878	355,917	3.1
Total Gross Profit	398,673	386,805	3.1	1,107,344	1,083,312	2.2

Gross profit margins
New vehicle	5.7%	5.6%	10 bp	5.7%	5.7%	0 bp
Used vehicle retail	11.3	11.7	-40 bp	11.1	11.7	-60 bp
Finance and insurance	100.0	100.0	0 bp	100.0	100.0	0 bp
Service, body and parts	49.8	49.8	0 bp	49.5	49.4	10 bp
Total Gross Profit Margin	15.4	15.1	30 bp	15.3	15.2	10 bp

Retail units sold
New vehicles	40,974	43,171	(5.1)%	112,660	117,086	(3.8)%
Used vehicles	34,434	33,498	2.8	97,962	94,338	3.8

Average selling price per retail unit
New vehicles	$35,241	$34,299	2.7%	$35,105	$34,152	2.8%
Used vehicles	20,008	19,578	2.2	20,009	19,666	1.7

Average gross profit per retail unit
New vehicles	$2,016	$1,934	4.2%	$2,011	$1,953	3.0%
Used vehicles	2,256	2,294	(1.7)	2,225	2,302	(3.3)
Finance and insurance	1,399	1,266	10.5	1,364	1,292	5.6

During the three months ended September 30, 2018, we had net income from continuing operations of $93.1 million, or $3.84 per share on a diluted basis, compared to net income from continuing operations of $51.9 million, or $2.07 per share on a diluted basis, during the same period of 2017. During the nine months ended September 30, 2018, we had net income from continuing operations of $205.8 million, or $8.31 per share on a diluted basis, as compared to net income from continuing operations of $155.8 million, or $6.19 per share on a diluted basis, during the same period of 2017.

During the three and nine months ended September 30, 2018, we experienced growth in revenue and gross profit in all major business lines as compared to the same periods of 2017, primarily driven by increases in volume due to acquisitions. On a same store basis, new vehicle revenues and gross profit experienced headwinds with plateauing national new vehicle sales; however, these headwinds were offset by growth in our other business lines. Same store gross profits grew 3.1% and 2.2%, respectively, for the three and nine months ended September 30, 2018.

New Vehicles
The decreases in same store new vehicle revenues for the three and nine-month periods ended September 30, 2018, were driven by decreases in unit volume of 5.1% and 3.8%, respectively, partially offset by increases in average selling prices of 2.7% and 2.8%, respectively, compared to the same periods of 2017. Our stores continue to focus on increasing gross profit per new vehicle sold during 2018, generating increases of 4.2% and 3.0%, respectively, for the three and nine months ended September 30, 2018, compared to the same periods of 2017. Our recently acquired stores are also focused on maximizing gross profit per new vehicle as total company gross per unit increased 6.8% and 6.1%, respectively, for the three and nine month-periods ended September 30, 2018, compared to the same periods of 2017.

Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in and parts and service work.

Used Vehicles
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

Used vehicle revenues increased 18.7% and 21.4%, respectively, for the three and nine month-periods ended September 30, 2018, compared to the same periods of 2017. The increases were driven by a combination of increased volume due to acquisitions and strong performance in our core and value auto categories at our seasoned stores. On a same store basis, used vehicle sales increased 5.1% during the third quarter of 2018 as compared to the third quarter of 2017. This increase was primarily driven by increases in our core and vale auto vehicle categories of 9.6% and 4.8%, respectively. The increase in our core vehicle category is due to an increase in unit sales of 7.1% and an increase in average selling price per vehicle of 2.4%. Gross profit per vehicle in our core vehicle category remained flat for the quarter at approximately $2,400 per unit. The increase in our value auto category included a 1.9% increase in unit sales and a 2.9% increase in average selling price per vehicle. Gross profit per vehicle in our value auto category declined 4.3% for the quarter, from $2,131 to $2,038 per unit. The strong performances in our core and value auto categories were offset by decreases in CPO vehicle revenues and gross profit. CPO vehicle revenues decreased 2.9%, and gross profit decreased 8.1% for the quarter. The decrease in CPO vehicle revenues for the three months ended September 30, 2018, compared to the same period of 2017 was driven by a decrease in unit sales of 4.9%, offset by an increase in average selling price of 2.2%.

For the nine-month period ended September 30, 2018, on a same store basis, used vehicle revenues increased 5.7% and gross profit was flat. This increase in revenue was primarily due to strong performance in our core vehicle category, which comprised 56.6% of our total used vehicle revenues. Our core vehicle category performance resulted in an 11.9% increase in revenues and an 8.7% increase in gross profit compared to the same period of 2017. Revenue growth in our value auto vehicle category in the nine-month period ended September 30, 2018, of 2.7% was offset by a decrease in our CPO vehicle category of 3.5%, compared to the nine-month period ended September 30, 2017. Overall, on a same store basis, we increased market share in used vehicles by 1.7% for the nine-month period ended September 30, 2018, as compared to the same period of 2017.

Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store's new vehicle franchise(s) and increase sales from finance and insurance and parts and service.

Finance and Insurance
We believe that arranging timely vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection.

The increases in finance and insurance revenue in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017 were primarily due to increased volume related to acquisitions, combined with expanded product offerings and steady penetration rates. Third-party extended warranty and insurance contracts yield higher profit margins than vehicle sales and contribute significantly to our profitability. Same store finance and insurance revenues increased 8.7% and 5.1%, respectively, for the three and nine-month periods ended September 30, 2018 as compared to the same periods of 2017. These increases were driven by increases in finance and insurance revenues per retail unit, combined with increases in used vehicle unit volume, offset by decreases in new vehicle unit volume. On a same store basis, our finance and insurance revenues per retail unit increased $133 to $1,399 per unit and $72 to 1,364 per unit, respectively, in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017, primarily due to increases in service contract penetration rates of 130 basis points and 170 basis points, respectively.

We seek to increase our penetration of vehicle financing on the number of vehicles that we sell and to offer a comprehensive suite of products. We target an average F&I per retail unit of $1,450. We believe improved performance from sales training, continued optimization of product offerings and pricing, and revised compensation plans will be critical factors in achieving this target.

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

Our service, body, and parts revenue grew in all areas in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017. The growth experienced in the three and nine-month periods ended September 30, 2018, was primarily due to acquisitions, combined with more late-model units in operation from 2010 to 2016 and a plateauing new vehicle market. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. The largest contribution to our service, body and parts revenue growth was due to increased same store customer pay revenue of 5.4% and 4.6%, respectively, in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017. Performance in warranty, parts wholesale and body shop grew slightly or performed similarly compared to the same periods of 2017.

Same store service, body and parts gross profit increased 2.4% and 3.1%, respectively, in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017. Our gross margins have increased as our mix has shifted towards customer pay, which has higher margins than other service work.

Segments
Certain financial information by segment is as follows:

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenues:
Domestic	$1,097,854	$1,008,310	$89,544	8.9%
Import	1,336,361	1,209,955	126,406	10.4
Luxury	652,887	463,518	189,369	40.9
	3,087,102	2,681,783	405,319	15.1
Corporate and other	4,850	(1,441)	6,291	NM
	$3,091,952	$2,680,342	$411,610	15.4%
NM - not meaningful

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenues:
Domestic	$3,163,539	$2,863,018	$300,521	10.5%
Import	3,829,524	3,276,667	552,857	16.9
Luxury	1,846,911	1,246,484	600,427	48.2
	8,839,974	7,386,169	1,453,805	19.7
Corporate and other	8,194	(2,690)	10,884	NM
	$8,848,168	$7,383,479	$1,464,689	19.8%
NM - not meaningful

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
Segment income[1]:
Domestic	$25,304	$31,141	$(5,837)	(18.7)%
Import	37,369	36,954	415	1.1
Luxury	11,685	7,515	4,170	55.5
	74,358	75,610	(1,252)	(1.7)
Corporate and other	66,899	34,541	32,358	93.7
Depreciation and amortization	(19,649)	(14,828)	4,821	32.5
Other interest expense	(15,010)	(9,905)	5,105	51.5
Other income, net	2,389	1,125	1,264	NM
Income before income taxes	$108,987	$86,543	$22,444	25.9%

NM – not meaningful

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
Segment income[1]:
Domestic	$79,466	$84,440	$(4,974)	(5.9)%
Import	90,634	91,365	(731)	(0.8)
Luxury	30,510	22,542	7,968	35.3
	200,610	198,347	2,263	1.1
Corporate and other	149,473	111,281	38,192	34.3
Depreciation and amortization	(55,324)	(41,598)	13,726	33.0
Other interest expense	(40,645)	(23,745)	16,900	71.2
Other income, net	5,422	11,357	(5,935)	NM
Income before income taxes	$259,536	$255,642	$3,894	1.5%
1Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.

NM – Not meaningful

	Three Months Ended September 30,		Increase (Decrease)	% Increase
	2018	2017
Retail new vehicle unit sales:
Domestic	14,695	13,911	784	5.6%
Import	27,295	26,621	674	2.5
Luxury	6,860	5,029	1,831	36.4
	48,850	45,561	3,289	7.2
Allocated to management	(60)	(109)	(49)	NM
	48,790	45,452	3,338	7.3%
NM – Not meaningful

	Nine Months Ended September 30,		Increase	% Increase
	2018	2017
Retail new vehicle unit sales:
Domestic	42,048	39,407	2,641	6.7%
Import	78,311	69,643	8,668	12.4
Luxury	19,248	13,168	6,080	46.2
	139,607	122,218	17,389	14.2
Allocated to management	(293)	(274)	19	NM
	139,314	121,944	17,370	14.2%
NM – Not meaningful

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
Revenue:
New vehicle	$600,054	$567,423	$32,631	5.8%
Used vehicle retail	288,238	260,622	27,616	10.6
Used vehicle wholesale	36,983	27,986	8,997	32.1
Finance and insurance	42,541	38,408	4,133	10.8
Service, body and parts	114,756	103,070	11,686	11.3
Fleet and other	15,282	10,801	4,481	41.5
	$1,097,854	$1,008,310	$89,544	8.9
Segment income	$25,304	$31,141	$(5,837)	(18.7)
Retail new vehicle unit sales	14,695	13,911	784	5.6

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
Revenue:
New vehicle	$1,711,179	$1,581,329	$129,850	8.2%
Used vehicle retail	836,473	756,834	79,639	10.5
Used vehicle wholesale	104,502	90,972	13,530	14.9
Finance and insurance	125,626	111,970	13,656	12.2
Service, body and parts	335,370	292,987	42,383	14.5
Fleet and other	50,389	28,926	21,463	74.2
	$3,163,539	$2,863,018	$300,521	10.5%
Segment income	$79,466	$84,440	$(4,974)	(5.9)%
Retail new vehicle unit sales	42,048	39,407	2,641	6.7%

Our Domestic segment revenue increased 8.9% and 10.5%, respectively, in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017. Since September 2017, we acquired eight additional domestic brand stores, which contributed to increases in all major business lines.

Our Domestic segment income decreased 18.7% and 5.9%, respectively, in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017, primarily due to growth in SG&A of 13.0% and 11.5%, respectively, which was in line with revenue growth, offset by gross profits growth of 7.7% and 10.0%, respectively, and increases in floor plan interest expense of 34.1% and 42.1%, respectively, due to acquisitions and rising interest rates compared to the same periods of 2017.

Import
A summary of financial information for our Import segment follows:

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenue:
New vehicle	$787,803	$737,931	$49,872	6.8%
Used vehicle retail	334,614	289,723	44,891	15.5
Used vehicle wholesale	35,162	24,337	10,825	44.5
Finance and insurance	60,494	51,564	8,930	17.3
Service, body and parts	114,776	104,106	10,670	10.2
Fleet and other	3,512	2,294	1,218	53.1
	$1,336,361	$1,209,955	$126,406	10.4
Segment income	$37,369	$36,954	$415	1.1
Retail new vehicle unit sales	27,295	26,621	674	2.5

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
Revenue:
New vehicle	$2,227,393	$1,933,217	$294,176	15.2%
Used vehicle retail	977,931	806,510	171,421	21.3
Used vehicle wholesale	94,340	78,456	15,884	20.2
Finance and insurance	167,057	137,419	29,638	21.6
Service, body and parts	340,816	289,733	51,083	17.6
Fleet and other	21,987	31,332	(9,345)	(29.8)
	$3,829,524	$3,276,667	$552,857	16.9%
Segment income	$90,634	$91,365	$(731)	(0.8)%
Retail new vehicle unit sales	78,311	69,643	8,668	12.4%

Our Import segment revenue increased 10.4% and 16.9%, respectively, in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017 due to increases in all major business lines, primarily as a result of the acquisition of seven import brand stores since September 2017, as well as same store increases in used vehicle performance.

Import segment income increased 1.1% and was flat, respectively, in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017 primarily due to gross profit growth of 10.1% and 16.5%, respectively, partially offset by SG&A expense growth of 11.3% and 18.8%, respectively. Total import SG&A as a percent of gross profit increased from 75.6% to 76.4% and from 77.5% to 79.0%, respectively, for the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017. Recently acquired stores were the main contributor to the increases as newly acquired stores generally have a lower operating efficiency than our other stores. Floor plan interest expense for import stores increased 30.9% and 50.7%, respectively, for the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017 and was a significant contributor to the slower growth in segment income.

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenue:
New vehicle	$347,568	$252,861	$94,707	37.5%
Used vehicle retail	182,479	128,355	54,124	42.2
Used vehicle wholesale	19,896	13,418	6,478	48.3
Finance and insurance	16,421	10,816	5,605	51.8
Service, body and parts	76,906	56,240	20,666	36.7
Fleet and other	9,617	1,828	7,789	426.1
	$652,887	$463,518	$189,369	40.9
Segment income	$11,685	$7,515	$4,170	55.5
Retail new vehicle unit sales	6,860	5,029	1,831	36.4

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenue:
New vehicle	$988,002	$649,566	$338,436	52.1%
Used vehicle retail	510,323	350,992	159,331	45.4
Used vehicle wholesale	54,359	37,114	17,245	46.5
Finance and insurance	44,606	28,335	16,271	57.4
Service, body and parts	218,582	154,598	63,984	41.4
Fleet and other	31,039	25,879	5,160	19.9
	$1,846,911	$1,246,484	$600,427	48.2%
Segment income	$30,510	$22,542	$7,968	35.3%
Retail new vehicle unit sales	19,248	13,168	6,080	46.2%

Our Luxury segment revenue increased 40.9% and 48.2%, respectively, in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017 due to increases in all major business lines. Since September 2017, we added six luxury brand stores.

Our Luxury segment income increased 55.5% and 35.3%, respectively, for the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017, primarily due to gross profit growth of 44.5% and 47.0%, respectively, offset by SG&A expense increases of 42.8% and 47.5%, respectively. Total Luxury segment SG&A as a percent of gross profit decreased from 81.9% to 81.0% and increased from 81.7% to 81.9%, respectively, for the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017, primarily related to decreases in advertising as a percentage of gross profit, offset by increases in personnel and rent related to recently acquired stores. Growth in our Luxury segment revenues and gross profit for the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017 were driven by volume related to acquisitions, strong performance in used vehicles and increases in finance and insurance per unit. Floor plan interest expense increased 45.8% and 64.5%, respectively, related to a combination of increased volume from acquisitions and rising interest rates.

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shops, offset by certain unallocated reserve and elimination adjustments related to vehicle sales.

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenue, net	$4,850	$(1,441)	$6,291	NM
Segment income	$66,899	$34,541	$32,358	93.7

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Revenue, net	$8,194	$(2,690)	$10,884	NM
Segment income	$149,473	$111,281	$38,192	34.3
NM - not meaningful

The increases in Corporate and other revenue in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017 were primarily related to the addition of two stand-alone body shops, changes to certain reserves that are not specifically identified with our domestic, import or luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales, and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores.

Segment income attributable to Corporate and other includes amounts associated with the operating income from our stand-alone body shops and certain internal corporate expense allocations that reduce reportable segment income but increase Corporate and other income. These internal corporate expense allocations are used to increase comparability of our dealerships and reflect the capital burden a stand-alone dealership would experience. Examples of these internal allocations include internal rent expense, internal floor plan financing charges, and internal fees charged to offset employees within our corporate headquarters who perform certain dealership functions. Segment income attributable to Corporate and other also includes gains on the divestiture of stores.

Corporate and other segment income increased $32.4 million and $38.2 million, respectively, for the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017, primarily due to gains on the divestiture of stores of $15.8 million and $15.4 million, respectively, the addition of 21 stores and two stand-alone body shops since September 30, 2017, and changes to certain insurance and auto loan related reserves. In addition, the three and nine-month periods ended September 30, 2018, included acquisition expense of $0.2 million and $4.3 million, respectively, compared to $3.5 million and $5.7 million, respectively, for the same periods of 2017.

Selling, General and Administrative Expense (“SG&A”)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended September 30,		Increase (Decrease)	% Increase
(Dollars in thousands)	2018	2017
Personnel	$213,188	$182,443	$30,745	16.9%
Advertising	28,624	24,572	4,052	16.5
Rent	10,490	8,768	1,722	19.6
Facility costs	18,214	15,609	2,605	16.7
Gain on sale of assets	(15,760)	(617)	(15,143)	NM
Other	54,268	51,466	2,802	5.4
Total SG&A	$309,024	$282,241	$26,783	9.5%

	Three Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2018	2017
Personnel	45.7%	45.3%	40	bp
Advertising	6.1	6.1	—
Rent	2.2	2.2	—
Facility costs	3.9	3.9	—
Gain on sale of assets	(3.4)	(0.2)	(320)
Other	11.8	12.7	(90)
Total SG&A	66.3%	70.0%	(370	)bp

	Nine Months Ended September 30,		Increase (Decrease)	% Increase
(Dollars in thousands)	2018	2017
Personnel	$618,948	$513,439	$105,509	20.5%
Advertising	81,714	67,516	14,198	21.0
Rent	33,553	23,216	10,337	44.5
Facility costs	54,061	44,703	9,358	20.9
Gain on sale of assets	(15,387)	(332)	(15,055)	NM
Other	166,979	133,761	33,218	24.8
Total SG&A	$939,868	$782,303	$157,565	20.1%

	Nine Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2018	2017
Personnel	46.4%	45.8%	60	bp
Advertising	6.1%	6.0%	10
Rent	2.5%	2.1%	40
Facility costs	4.0%	4.0%	—
Gain on sale of assets	(1.2)%	—%	(120)
Other	12.6%	12.0%	60
Total SG&A	70.4%	69.9%	50	bp

NM - Not meaningful

SG&A expense increased 9.5% and 20.1%, respectively, in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017. Overall, increases in SG&A expense were due primarily to growth through acquisitions, acquisition expenses, losses related to storm insurance reserve charges and increased allowance losses associated with auto loan receivables. These increases were offset by gains on the disposal of stores. Other expenses in the three and nine-month periods ended

September 30, 2018, include acquisition expenses of $0.2 million and $4.3 million, respectively, and storm insurance reserve charges of $3.2 million for the nine-months ended September 30, 2018. Auto loan receivable allowance losses decreased $1.6 million and increased $4.2 million, respectively, for the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 69.0% and 70.4%, respectively, for the three and nine-month periods ended September 30, 2018, compared to 68.1% and 68.4%, respectively, for the same periods of 2017. These increases were primarily due to auto loan receivable allowance losses, data processing and miscellaneous expenses.

SG&A expense adjusted for non-core charges was as follows (in thousands):

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Personnel	$213,188	$182,443	$30,745	16.9%
Advertising	28,624	24,572	4,052	16.5
Rent	10,490	8,768	1,722	19.6
Facility costs	18,214	15,609	2,605	16.7
Adjusted gain on sale of assets	(78)	(617)	539	NM
Adjusted other	54,267	46,246	8,021	17.3
Adjusted total SG&A	$324,705	$277,021	$47,684	17.2%

	Three Months Ended September 30,		Increase
As a % of gross profit	2018	2017
Personnel	45.7%	45.3%	40	bp
Advertising	6.1%	6.1%	—
Rent	2.2%	2.2%	—
Facility costs	3.9%	3.9%	—
Adjusted gain on sale of assets	—%	(0.2)%	20
Adjusted other	11.7%	11.4%	30
Adjusted total SG&A	69.6%	68.7%	90	bp

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Personnel	$618,948	$513,439	$105,509	20.5%
Advertising	81,714	67,516	14,198	21.0%
Rent	33,553	23,216	10,337	44.5%
Facility costs	54,061	44,703	9,358	20.9%
Adjusted loss (gain) on sale of assets	295	(332)	627	NM
Adjusted other	162,237	122,526	39,711	32.4%
Adjusted total SG&A	$950,808	$771,068	$179,740	23.3%

	Nine Months Ended September 30,		Increase
As a % of gross profit	2018	2017
Personnel	46.4%	45.8%	60	bp
Advertising	6.1%	6.0%	10
Rent	2.5%	2.1%	40
Facility costs	4.0%	4.0%	—
Adjusted loss (gain) on sale of assets	—%	—%	—
Adjusted other	12.2%	10.9%	130
Adjusted total SG&A	71.2%	68.8%	240	bp
NM - Not meaningful

Adjusted SG&A excludes $15.7 million from gains on store disposals in both the three and nine-month periods ended September 30, 2018, as well as $3.3 million in acquisition-related expenses and $1.5 million in storm insurance reserve charges for the nine-month period ended September 30, 2018. Adjusted SG&A excludes storm insurance reserve charges of $1.7 million and $5.6 million, respectively, and acquisition-related expenses of $3.5 million and $5.7 million, respectively, in the three and nine-month periods ended September 30, 2017. See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Depreciation and amortization	$19,649	$14,828	$4,821	32.5%

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Depreciation and amortization	$55,324	$41,598	$13,726	33.0%

Increases of 32.5% and 33.0% in depreciation and amortization for the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017 were primarily due to capital expenditures and acquisitions that occurred since September 30, 2017. Since September 30, 2017, we purchased approximately $189 million in depreciable buildings and improvements as a part of our acquisitions of the Day Automotive Group and Prestige Auto Group. Capital expenditures for the first nine months of 2018 totaled $113.4 million, which also increased the amount of depreciable assets. See the discussion under Liquidity and Capital Resources for additional information.

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating margin	4.4%	4.0%	3.8%	4.0%
Operating margin adjusted for non-core charges [1]	3.9%	4.1%	3.7%	4.2%
1 See “Non-GAAP Reconciliations” for more details.

Operating margin increased 40 basis points and declined 20 basis points, respectively, in the three and nine-month periods ended September 30, 2018, compared to the same periods in 2017. The increase in operating margin for the three-month period ended September 30, 2018, was primarily due to divestiture activity resulting in a gain of $15.8 million. In the nine-month period ended September 30, 2018, the decrease in our operating margin was driven by gains from divestitures of stores, offset by acquisition activity over the past twelve months. Recently acquired stores generally have a lower operating efficiency than our other stores and negatively impact our operating margin until we fully integrate them into our cost structure.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2018	2017	% Change	2018	2017	% Change
Floor plan interest expense (new vehicles)	$15,958	$10,629	50.1%	$45,126	$28,013	61.1%

Floor plan interest expense increased $5.3 million and $17.1 million, respectively, in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017. The 50.1% increase in floor plan interest expense for the three-month period ended September 30, 2018, compared to the same period in 2017 includes a 5.3% increase related to the increase in same store inventory levels; a 19.2% increase due to acquisition volume, net of divestitures, and a 25.6% increase related to increasing LIBOR rates as compared to the same period of 2017. The 61.1% increase in floor plan interest expense for the nine-month period ended September 30, 2018, compared to the same period in 2017 includes a 5.3% increase related to the increase in same store inventory levels; a 25.8% increase due to acquisition volume, net of divestitures, and a 30.0% increase related to increasing LIBOR rates compared to the same period of 2017.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended September 30,			%
(Dollars in thousands)	2018	2017	Change	Change
Floor plan interest expense (new vehicles)	$15,958	$10,629	$5,329	50.1%
Floor plan assistance (included as an offset to cost of sales)	(17,939)	(15,130)	(2,809)	18.6
Net new vehicle carrying costs	$(1,981)	$(4,501)	$2,520	(56.0)%

	Nine Months Ended September 30,			%
(Dollars in thousands)	2018	2017	Change	Change
Floor plan interest expense (new vehicles)	$45,126	$28,013	$17,113	61.1%
Floor plan assistance (included as an offset to cost of sales)	(49,589)	(40,186)	(9,403)	23.4
Net new vehicle carrying costs	$(4,463)	$(12,173)	$7,710	(63.3)%

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Mortgage interest	$7,278	$4,964	$2,314	46.6
Other interest	8,107	5,092	3,015	59.2
Capitalized interest	(375)	(151)	224	148.3
Total other interest expense	$15,010	$9,905	5,105	51.5%

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Mortgage interest	$17,939	$14,049	$3,890	27.7%
Other interest	23,566	10,040	13,526	134.7
Capitalized interest	(860)	(344)	516	150.0
Total other interest expense	$40,645	$23,745	16,900	71.2%

The increases of $5.1 million and $16.9 million, respectively, in other interest expense in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017 were primarily due to $300 million in 5.25% Senior Notes issued in July 2017, which contributed $1.1 million and $9.2 million, respectively, of additional interest expense compared to the same periods of 2017. Additionally, higher volumes of borrowing on our credit facility and higher mortgage interest due to additional mortgage financings and increased interest rates contributed to the overall increases in other interest expense in the three and nine-month periods ended September 30, 2018, compared to the same periods of 2017.

Other Income, Net

	Three Months Ended September 30,		Increase	% Increase
(Dollars in thousands)	2018	2017
Other Income, net	$2,389	$1,125	$1,264	112.4%

	Nine Months Ended September 30,		Decrease	% Decrease
(Dollars in thousands)	2018	2017
Other Income, net	$5,422	$11,357	$(5,935)	(52.3)%

Other income, net in the nine-month period ended September 30, 2017, was primarily related to a $9.1 million legal settlement with two OEMs associated with diesel emissions litigation.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Effective income tax rate	14.6%	40.0%	20.7%	39.1%

Our effective income tax rate for the three and nine-month periods ended September 30, 2018, was positively affected by the enactment of tax legislation commonly known as the Tax Cuts and Jobs Act (the "Act"), signed into law on December 22, 2017, which reduced the Federal corporate income tax rate to 21.0%. Our effective income tax rate in the third quarter of 2018 benefited from return to provision adjustments to our income tax receivable and deferred taxes as a result of finalizing calculations supporting our 2017 federal income tax return. These adjustments are the result of tax planning undertaken in 2018 and completed in the third quarter, resulting in changes to certain established tax accounting methods. Additionally, our effective income tax rate in the nine-month period ended September 30, 2018, was favorably affected by excess tax benefits related to stock-based compensation and the revaluation of certain acquired deferred tax liabilities, resulting in a lower effective rate than expected for the full year. Partially offsetting these benefits was the negative impact from an increasing presence in states with higher income tax rates, including the impact of New Jersey Assembly Bill 4202. We estimate our annual effective tax rate, excluding non-core charges, to be 26.5%.

We are still analyzing certain aspects of the Act. As noted at December 31, 2017, we were able to reasonably estimate effects and, therefore, recorded provisional adjustments associated with certain items. In the third quarter of 2018, we determined that a portion of our deferred tax assets related to executive compensation was not deductible under Internal Revenue Code Section 162(m) and we recorded a provisional adjustment to adjust these deferred tax assets. We continue to refine our calculations as additional analysis is completed, further guidance is issued, or new information is made available and adjustments may be made in future periods. We will complete our accounting for the Act in 2018.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations.

	Three Months Ended September 30, 2018
(Dollars in thousands, except per share amounts)	As reported	Disposal gain on sale of stores	Tax attribute	Adjusted
Selling, general and administrative	$309,024	$15,681	$—	$324,705
Operating income (loss)	137,566	(15,681)	—	121,885

Income (loss) before income taxes	$108,987	$(15,681)	$—	$93,306
Income tax (provision) benefit	(15,880)	4,089	(12,848)	(24,639)
Net income (loss)	$93,107	$(11,592)	$(12,848)	$68,667

Diluted net income (loss) per share	$3.84	$(0.48)	$(0.53)	$2.83
Diluted share count	24,258

	Three Months Ended September 30, 2017
(Dollars in thousands, except per share amounts)	As reported	Insurance reserves	Acquisition expense	Adjusted
Selling, general and administrative	$282,241	$(1,704)	$(3,516)	$277,021
Operating income	105,952	1,704	3,516	111,172

Income before income taxes	$86,543	$1,704	$3,516	$91,763
Income tax provision	(34,657)	(943)	(1,380)	(36,980)
Net income	$51,886	$761	$2,136	$54,783

Diluted net income per share	$2.07	$0.03	0.08	$2.18
Diluted share count	25,076

	Nine Months Ended September 30, 2018
(Dollars in thousands, except per share amounts)	As reported	Disposal gain on sale of stores	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Selling, general and administrative	$939,868	15,681	$(1,490)	$(3,251)	$—	$950,808
Operating income (loss)	339,885	(15,681)	1,490	3,251	—	328,945

Income (loss) before income taxes	$259,536	$(15,681)	$1,490	$3,251	$—	$248,596
Income tax (provision) benefit	(53,708)	4,089	(389)	(853)	(14,257)	(65,118)
Net income (loss)	$205,828	$(11,592)	$1,101	$2,398	$(14,257)	$183,478

Diluted net income (loss) per share	$8.31	$(0.47)	$0.04	$0.10	$(0.57)	$7.41
Diluted share count	24,767

	Nine Months Ended September 30, 2017
(Dollars in thousands, except per share amounts)	As reported	Insurance reserves	Acquisition expense	OEM settlement	Adjusted
Selling, general and administrative	$782,303	$(5,582)	$(5,653)	$—	$771,068
Operating income	296,043	5,582	5,653	—	307,278
Other (expense) income, net	11,357	—	—	(9,111)	2,246

Income (loss) before income taxes	$255,642	$5,582	$5,653	$(9,111)	$257,766
Income tax (provision) benefit	(99,829)	(2,174)	(2,201)	3,423	(100,781)
Net income (loss)	$155,813	$3,408	$3,452	$(5,688)	$156,985

Diluted net income (loss) per share	$6.19	$0.14	$0.14	$(0.23)	$6.24
Diluted share count	25,158

Liquidity and Capital Resources
We manage our liquidity and capital resources to fund our operating, investing and financing activities. We rely primarily on cash flows from operations and borrowings under our credit facilities or in capital markets as the main sources for liquidity. We use those funds to invest in capital expenditures, increase working capital and fulfill contractual obligations. Remaining funds are used for acquisitions, investment in innovation, debt retirement, cash dividends, share repurchases and general business purposes.

Available Sources
Below is a summary of our immediately available funds:

	As of September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in thousands)	2018	2017
Cash and cash equivalents	$31,432	$38,577	$(7,145)	(18.5)%
Available credit on the credit facilities	197,096	268,831	(71,735)	(26.7)
Total current available funds	228,528	307,408	(78,880)	(25.7)
Estimated funds from unfinanced real estate	226,783	211,379	15,404	7.3
Total estimated available funds	$455,311	$518,787	$(63,476)	(12.2)%

Cash flows generated by operating activities and borrowings under our credit facility and other types of debt are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of September 30, 2018, our unencumbered owned operating real estate had a book value of $302 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $227 million at September 30, 2018; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	in Cash Flow
Net cash provided by operating activities	$379,286	$260,536	$118,750
Net cash used in investing activities	(514,601)	(464,917)	(49,684)
Net cash provided by financing activities	109,494	192,676	(83,182)

Operating Activities
Cash provided by operating activities for the nine months ended September 30, 2018, increased $118.8 million compared to the same period of 2017, primarily related to increases in net income and long-term liabilities that were positively impacted by the recently enacted tax legislation and an increase in the change of trade receivables compared to the same period of 2017.

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

Adjusted net cash provided by operating activities is presented below (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	in Cash Flow
Net cash provided by operating activities – as reported	$379,286	$260,536	$118,750
Add: Net borrowings on floor plan notes payable, non-trade	61,705	34,056	27,649
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(120,899)	(85,527)	(35,372)
Net cash provided by operating activities – adjusted	$320,092	$209,065	$111,027

Inventories are the most significant component of our cash flow from operations. As of September 30, 2018, our new vehicle days supply was 77, or eight days higher than our days supply as of December 31, 2017. Our days supply of used vehicles was 64 days as of September 30, 2018, or two days lower than our days supply as of December 31, 2017. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $514.6 million and $464.9 million, respectively, for the three and nine-month periods ended September 30, 2018 and 2017.

Below are highlights of significant activity related to our cash flows from investing activities:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	in Cash Flow
Capital expenditures	$(113,386)	$(72,174)	$(41,212)
Cash paid for acquisitions, net of cash acquired	(374,026)	(400,558)	26,532
Cash paid for other investments	(62,126)	(7,929)	(54,197)
Proceeds from sales of stores	32,893	3,417	29,476

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Nine Months Ended September 30,
(Dollars in thousands)	2018	2017
Post-acquisition capital improvements	$43,079	$19,893
Facilities for open points	8,479	714
Existing facility improvements	35,170	26,400
Maintenance	26,658	25,167
Total capital expenditures	$113,386	$72,174

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

We expect to use a portion of our future capital expenditures to upgrade facilities that we recently acquired. This additional capital investment is contemplated in our initial evaluation of the investment return metrics applied to each acquisition and is usually associated with manufacturer standards and requirements. The increases in capital expenditures for the nine-month period ended September 30, 2018, compared to the same period of 2017 relate primarily to upgrades of recently acquired facilities.

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

We expect to make expenditures of approximately $150 million in 2018 for capital improvements at recently acquired stores, purchases of land for expansion of existing stores, facility image improvements, purchases of store facilities, purchases of previously leased facilities and replacement of equipment.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Nine Months Ended September 30,
	2018	2017
Number of stores acquired	17	15
Number of stores opened	1	1

(Dollars in thousands)
Cash paid for acquisitions, net of cash acquired	$374,026	$400,558
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(120,899)	(85,527)
Cash paid for acquisitions, net of cash acquired – adjusted	$253,127	$315,031

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Other Investments
During the third quarter of 2018 we entered into a strategic partnership with Shift Technologies, Inc., a San Francisco-based digital retailer. Shift provides an innovative platform to consumers for a digital vehicle purchase and selling experience, providing vehicle pickup and delivery at a customer’s location. We invested $54 million, leading the series D fundraising round and becoming the largest shareholder.

Financing Activities
Net cash provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Nine Months Ended September 30,		Decrease
(Dollars in thousands)	2018	2017	in Cash Flow
Cash provided by financing activities, as reported	$109,494	$192,676	$(83,182)
Adjust: Repayments (borrowings) on floor plan notes payable: non-trade	(61,705)	(34,056)	(27,649)
Cash provided by (used in) financing activities – adjusted	$47,789	$158,620	$(110,831)

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in thousands)	2018	2017	in Cash Flow
Net borrowings (repayments) on lines of credit	$104,268	$(126,853)	$231,121
Principal payments on long-term debt and capital leases, unscheduled	(5,305)	(46,471)	41,166
Proceeds from issuance of long-term debt	62,140	395,905	(333,765)
Repurchases of common stock	(81,622)	(31,521)	(50,101)
Dividends paid	(20,915)	(19,803)	(1,112)

Equity Transactions
On February 25, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. We repurchased a total of 1,229,132 shares of our Class A common stock at an average price of $93.58 per share in the first nine months of 2018. This included 1,199,257 shares as part of the repurchase plan at an average price per share of $93.11 and 29,875 shares related to tax withholding on vesting RSUs at an average price of $112.19 per share. As of September 30, 2018, we had $50.9 million remaining available for repurchases and the authorization does not have an expiration date.

In October 2018, we repurchased 423,863 shares at a weighted average price of $76.85 per share and, as of October 26, 2018, under our existing share repurchase authorization, $18.3 million remained available for share repurchases.

In December 2017, we entered into a structured repurchase agreement involving the use of capped call options for the purchase of our Class A common stock. As of September 30, 2018, the capped call options had expired, and all outstanding options were settled.

In the first nine months of 2018, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in thousands)
March 2018	$0.27	$6,759
May 2018	$0.29	$7,179
August 2018	$0.29	$6,977

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of September 30, 2018
(Dollars in thousands)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,820,241	$—	[1]
Floor plan notes payable	135,626	—
Used vehicle inventory financing facility	316,000	2,000	[2]
Revolving lines of credit	60,058	195,096	[2,3]
Real estate mortgages	623,885	—
5.25% Senior Subordinated Notes due 2025	300,000	—
Other debt	27,403	—
Total debt outstanding	3,283,213	197,096
Less: unamortized debt issuance costs	(6,438)	—
Total debt	$3,276,775	$197,096

1 As of September 30, 2018, we had a $2.0 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of August 31, 2018. This amount is reduced by $11.3 million for outstanding letters of credit.

Credit Facility
Effective June 25, 2018, we amended our syndicated credit facility increasing the aggregate total financing commitment to $2.6 billion, an extending the term to July 2023. Our syndicated credit facility is comprised of 20 financial institutions, including seven manufacturer-affiliated finance companies.

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

The interest rate on the credit facility, as amended, varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.25% depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 3.51% at September 30, 2018. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 3.76% at September 30, 2018.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of September 30, 2018
Current ratio	Not less than 1.10 to 1	1.28 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.35 to 1
Leverage ratio	Not more than 5.00 to 1	2.86 to 1

As of September 30, 2018, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for new vehicles at certain stores and vehicles designated for use as service loaners. The variable interest rates on these floor plan notes payable commitments vary by manufacturer. At September 30, 2018, $135.6 million was outstanding on these arrangements. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

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

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 5.3% at September 30, 2018. The mortgages are payable in various installments through August 1, 2018. As of September 30, 2018, we had fixed interest rates on 70% of our outstanding mortgage debt.

Our other debt includes capital leases and sellers’ notes. The interest rates associated with our other debt ranged from 3.1% to 8.0% at September 30, 2018. This debt, which totaled $27.4 million at September 30, 2018, is due in various installments through December 2050.

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

Investments in start-up companies may be risky and may negatively affect our business, results of operations, financial condition and cash flows.

We recently entered into a strategic partnership with Shift, a San Francisco-based start-up company, by investing $54 million, leading their Series D fundraising round. Additionally, we have the ability to increase our ownership through successful execution of operational, collaborative milestones. These milestones may involve activities such as jointly participating in agreements or sharing data and technology with Shift. As a start-up company, Shift has a lack of operating history, is not subject to Sarbanes-Oxley regulations and may lack financial controls and procedures often found at public companies. There can be no guarantees that Shift will achieve profitability, raise sufficient funds for operations or continue to successfully develop their technology platform. Additionally, start-up companies often face risk from lawsuits and regulations. Our investment is subject to potential impairment if there are indications of an other-than-temporary decline in value and our strategic partnership may expose us to additional risk. There is no guarantee we will receive a return on our investment. These conditions may adversely affect our business, results of operations, financial condition and cash flow.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the third quarter of 2018:

	Total number of shares purchased [2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans [1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands) [1]
July	317,071	$86.35	317,071	$71,193
August	122,926	85.26	122,761	60,728
September	118,839	82.76	118,839	50,892
	558,836	$85.35	558,671	$50,892

1 Effective February 29, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. This authorization does not have an expiration date and it replaced the previous authorizations, which limited the number of shares we were authorized to repurchase.
2 Of the shares repurchased in the third quarter of 2018, 165 shares were related to tax withholdings on vesting RSUs.

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

10.1	First Amendment to Second Amended and Restated Loan Agreement dated August 31, 2018.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2018	LITHIA MOTORS, INC.

By: /s/ John F. North III
John F. North III
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)