Form 10-K
period 2018-12-31
LITHIA MOTORS INC
filed 2019-02-25
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K
___________________
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2018
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2,216,050,000 computed by reference to the last sales price ($94.57) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2018).

The number of shares outstanding of the Registrant’s common stock as of February 22, 2019 was: Class A: 22,347,635 shares and Class B: 800,000 shares.

Documents Incorporated by Reference
The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2019 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.
2018 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Forward-Looking Statements
Certain statements in this Annual Report, including in the sections entitled “Risk Factors,” Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project”, “outlook,” “target”, “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-K include, among others, statements we make regarding:

•	Future market conditions, including anticipated national new car sales levels;

•	Expected operating results, such as improved store performance; continued improvement of selling, general and administrative expenses (“SG&A”) as a percentage of gross profit and all projections;

•	Anticipated integration, success and growth of acquired stores;

•	Anticipated ability to capture additional market share;

•	Anticipated ability to find accretive acquisitions;

•	Expected revenues from acquired stores;

•	Anticipated synergies, ability to increase ownership and ability to monetize our investment in Shift;

•	Anticipated additions of dealership locations to our portfolio in the future;

•	Anticipated availability of liquidity from our unfinanced operating real estate;

•	Anticipated levels of capital expenditures in the future; and

•	Our strategies for customer retention, growth, market position, financial results and risk management.

Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Forward-looking statements are not guarantees of future performance, and our actual results of operations, financial condition and liquidity and development of the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements in this Annual Report. Therefore, you should not rely on any of these forward-looking statements. The risks and uncertainties that could cause actual results to differ materially from estimated or projected results include, without limitation, the factors as discussed in Part I, Item 1A. Risk Factors, and in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and, from time to time, in our other filings we make with the Securities and Exchange Commission (SEC).

Any forward-looking statement made by us in this Annual Report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview
Lithia Motors, Inc. is one of the largest automotive retailers and providers of personal transportation solutions in the United States, and in 2018 was ranked #294 on the Fortune 500. As of December 31, 2018, we operated 181 stores representing 28 brands in 18 states. We offer convenient, personalized service complemented by the reach and scale of a nationwide network, one of the largest online inventories and competitive pricing on vehicles and service. Our vision to create personal transportation solutions wherever, whenever and however consumers desire, combined with our mission, "Growth Powered by People," focuses us on our customers and our teams, creating our competitive advantage.

We offer a wide range of products and services including new and used vehicles, finance and insurance products and automotive repair and maintenance. We strive for diversification in our products, services, brands and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences, manage market risk and maintain profitability. As of December 31, 2018, we had three reportable segments: Domestic, Import and Luxury. For certain financial information by segment, see Notes 1 and 18 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Founded in 1946 and incorporated in Oregon in 1968, we completed our initial public offering in 1996.

The following table sets forth information about stores that were part of our operations as of December 31, 2018:

State	Number of Stores	Percent of 2018 Revenue
California	41	25.4%
New Jersey	15	14.7
Oregon	26	13.1
Texas	15	10.2
New York	16	7.5
Pennsylvania	13	5.7
Montana	11	4.6
Washington	6	3.6
Alaska	9	3.3
Idaho	5	2.4
Nevada	4	2.4
Hawaii	5	2.0
Iowa	7	2.0
North Dakota	3	0.9
Vermont	2	0.6
Wyoming	1	0.6
Massachusetts	1	0.5
New Mexico	1	0.5
Total	181	100.0%

Business Strategy
Our values guide us in serving our customers, developing our people, reaching our potential and growing our Company. Our stores create a welcoming and highly-responsive environment to proactively engage customers wherever, whenever and however they desire. We strive to create an omni-channel retail experience that provides our customers with freedom, selection and choice throughout the ownership life cycle.

We build long-term value for our customers, employees and shareholders through the following strategies:

Driving operational excellence and unlocking store potential
We remain focused on improving performance at existing locations. Operations are structured to promote an entrepreneurial environment at the dealership level. Each store’s general manager and department managers, with assistance from regional and corporate management, are responsible for developing successful retail plans in their local markets. They are responsible for driving dealership operations, personnel development, manufacturer relationships, store culture and financial performance. Strong performance creates synergistic benefits such as increased vehicle trade-ins resulting in additional used vehicle sales, incremental finance and insurance sales and ultimately, increased units in operation and customer retention, which generate additional service revenues.

In order to mitigate fluctuations in vehicle sales and general economic conditions, we link compensation to performance for the majority of our management and sales personnel. We develop pay plans that are measured based upon various factors such as dealership and department profitability, customer satisfaction and individual performance metrics. These plans also serve to reward personnel for meeting their annual operating plans and achieving store potential.

We have centralized many administrative functions to drive efficiencies and streamline store-level operations. The reduction of administrative functions at our stores allows our local managers to focus on customer-facing opportunities to increase revenues and gross profit. Our operations are supported by our dedicated training and personnel development program, which shares best practices across our dealership network and seeks to develop management talent.

Growth through acquisition and network optimization
Our value-based acquisition strategy targets underperforming stores with strong franchises in desirable markets. As we integrate these stores into our existing network, we focus on improving performance. Our success is measured by achieving profitability through increasing market share and retaining customers while controlling costs. With our performance management strategy, standardized information systems and centrally- and regionally-performed administrative functions, we seek to gain economies of scale from our dealership network.

We target acquiring domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment. During 2018, we acquired 17 stores, opened one store, de-dualed two stores and divested eight stores. We invested $253.8 million, net of floor plan debt, to acquire these stores and we expect these acquisitions to add over $1.2 billion in annual revenues. Additionally, these acquisitions allow us to maintain a diverse franchise mix and further leverage our cost structure. We focus on successfully integrating acquired stores to achieve targeted returns. Platform acquisitions may include one or more locations which do not meet our criteria. We regularly optimize and balance our network through strategic divestitures to ensure continued high performance. Approximately half of the divested stores during 2018 were from platform acquisitions. The divestiture of these underperforming stores increases availability of capital and personnel resources and reduces future capital expenditures for facility improvements. These divestitures generated approximately $34 million in proceeds and reduced forecasted capital expenditures by approximately $15 million to be redeployed for investment in growth and innovation. We believe our disciplined approach and the current economic environment provide us with attractive acquisition opportunities and expanded coast to coast coverage.

Innovation and diversification
Driving growth and achieving earnings potential generates the free cash flow that allows us to invest in innovation, diversification and digital initiatives, thereby providing more ways to meet consumers' personal transportation needs. Through innovation and technology, we strive to provide a personalized customer experience wherever, whenever and however consumers desire. During the third quarter of 2018, we entered into a strategic partnership with Shift Technologies, Inc. ("Shift"), a San Francisco-based digital retailer. Shift provides an innovative platform to consumers for a digital vehicle purchase and selling experience, providing vehicle pickup and delivery at the customer's location. We invested $54 million in Shift, leading the series D fundraising round and becoming its largest shareholder. In addition, during the fourth quarter of 2018, we collaborated with Shift in two areas, resulting in Lithia receiving additional equity ownership in Shift. In early October 2018, we assisted in Shift securing a credit line for acquiring used vehicle inventory and, in December 2018, we entered into a lease agreement to provide Shift with use of one of our retail locations for inventory storage and reconditioning. The strategic partnership with Shift will allow both companies to share and scale technology, data, inventory and business relationships, allowing us to capture more of the approximately 40 million used vehicles sold in the United States annually.

Thoughtful capital allocation
We constantly evaluate how to allocate capital, including returning cash to our investors and investing in our stores. During 2018, we paid $27.7 million in dividends, and spent $148.9 million to repurchase 2.1 million shares, or approximately 9% of total outstanding shares. We also invested in our facilities, allocating $158.0 million to capital expenditures. We continue to manage our liquidity and available cash to prepare for future acquisition and innovation opportunities. As of December 31, 2018, we had $211.2 million in available funds in cash and availability on our credit facilities, with an estimated additional $247.7 million available if we financed our unencumbered owned real estate.

Marketing
One of our core values is to create customer experiences so satisfying that we earn their business for life. To facilitate customer retention for service and repeat purchase, we design marketing strategies utilizing database analysis and multi-channel communications to anticipate, listen and respond to customer needs. We tailor each store's strategy to the individual store, market, brand and manufacturer partners.

We use a combination of digital, social and traditional media, as well as inventory listing sites to increase awareness and drive traffic to our websites and stores. During 2018, online traffic increased 28%. Total advertising expense, net of manufacturer credits, was $108.7 million in 2018, $93.3 million in 2017 and $81.4 million in 2016. In 2018, 78% was spent on digital, social, listings and owner communications while 22% of those funds were spent in traditional media. In all of our communications, we seek to convey the promise of a positive customer experience, competitive pricing and wide selection. We expect the portion of spending in digital channels to continue to increase as traditional media evolves to online consumption models.

Certain advertising and marketing expenditures are offset by manufacturer cooperative programs, which require us to submit requests for reimbursement to manufacturers for qualifying advertising expenditures. These advertising credits are not tied to specific vehicles and are earned as qualifying expenses are incurred. These reimbursements are recognized as a reduction of advertising expense. Manufacturer cooperative advertising credits were $25.5 million in 2018, $22.8 million in 2017 and $20.3 million in 2016.

Mobile traffic now accounts for over 60% of our web traffic and all of our sites utilize responsive technology to enhance the mobile and tablet experience. We are monitoring the increased use of voice search and have initiated partnerships with search engine platforms to ensure our stores' presence and to develop the tools customers desire. Our stores' websites aim to provide customers with a simple, transparent way to interact with us including: search new and used inventories, view current pricing and specials, calculate payments for purchase or lease, submit credit application, buy online, schedule service appointments and provide feedback about their experience.

We list our inventory on new and used vehicle listing services (e.g. cars.com, autotrader.com, cargurus.com, kbb.com, edmunds.com, craigslist, and local webpages) to reach more online shoppers. We also employ search engine optimization, search engine marketing, online display and re-targeting as well as video pre-roll to reach more online prospects.  We also encourage our stores to dedicate a larger percentage of their advertising spend to promoting service and repair work as we focus on customer acquisition and the value of customer retention.

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

Competition
The retail automotive business is highly competitive. Currently, there are approximately 18,000 stores in the United States, many of which are independent stores managed by individuals, families or small retail groups. We compete primarily with other automotive retailers, both publicly- and privately-held and other retailers such as Carvana, Shift and Vroom.

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

We are larger and have more financial resources than most private automotive retailers with which we currently compete in the majority of our regional markets. We compete directly with retailers with similar or greater resources in our existing metro and non-metro markets. If we enter other new markets, we may face competitors that are larger or have access to greater financial resources. We do not have any cost advantage in purchasing new vehicles from manufacturers. We rely on advertising and merchandising, pricing, our customer guarantees and sales model, our sales expertise, service reputation and the location of our stores to sell new vehicles.

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

Employees
Our mission statement is "Growth Powered by People." We cultivate an entrepreneurial, high-performance culture and strive to develop leaders from within. We continue to develop tools, training and growth opportunities that accelerate the depth of our talent. One example of this is our AMP program (Accelerate My Potential), which began in 2016. This program is designed to deepen the knowledge of future leaders in all aspects of our business and develop leadership skills to better position participants for a future as a general manager in one of our stores. During 2018, we realized a 76% year-over-year increase in the number of internal management hires compared to 2017.

The U.S. economy is highly dependent upon the retail sector as a significant employer. Wages are typically low in the sector given that there are often no formal eduction credentials required. As of December 31, 2018, we employed approximately 13,643 persons on a full-time equivalent basis in our nationwide network of 181 retail locations. Unlike many standard retailers, employees within our dealership network earn above average wages. Employees in our retail locations earned an average wage of $16.94 per hour during 2018 compared to the national median pay for retail workers of $11.70 per hour, according to the 2017 survey from the Bureau of Labor Statistics. This equates to average annual earnings in excess of $35,000 per year, 45% higher than the median pay in the retail sector. In addition, the average hourly wage for our retail locations exceeds the minimum wage in all 18 states in which we operate.

Seasonality and Quarterly Fluctuations
Historically, our sales have been lower during the first quarter of each year due to consumer purchasing patterns during the holiday season and inclement weather in certain of our markets. The timing of our acquisition activity, which varies, and ability to integrate stores into our existing cost structure has moderated this seasonality. However, if conditions occur that weaken automotive sales, such as severe weather in the geographic areas in which our dealerships operate, war, high fuel costs, depressed economic conditions including unemployment or weakened consumer confidence or similar adverse conditions, or if our ability to acquire stores changes, our revenues for the year may be disproportionately adversely affected.

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

In addition, our performance is subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships are currently located in limited markets in 18 states, with sales in the top three states accounting for 53% of our revenue in 2018. Our results of operations, therefore, depend substantially on general economic conditions, consumer spending levels and other factors in those markets and could be materially adversely affected to the extent these markets experience sustained economic downturns regardless of improvements in the U.S. economy overall.

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

Approximately 17.3 million, 17.2 million, and 17.5 million new vehicles were sold in the United States in 2018, 2017, and 2016, respectively. Certain industry analysts have predicted that new vehicle sales will decline below 17 million for 2019. If new vehicle production exceeds the rate at which new vehicles are sold, our gross profit per vehicle could be adversely affected by this excess and any resulting changes in manufacturer incentive and marketing programs. See the risk factor “If manufacturers or distributors discontinue or change sales incentives, warranties and other promotional programs, our business, results of operations, financial condition and cash flows may be materially adversely affected” below. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and repair and maintenance services, and automotive finance and insurance products.

Natural disasters and adverse weather conditions can disrupt our business.

Our dealerships are in states and regions in the U.S. in which actual or threatened natural disasters and severe weather events (such as hurricanes, earthquakes, fires, floods, landslides, wind and/or hail storms) or other extraordinary events have in the past, and may in the future, disrupt our dealership operations and impair the value of our dealership property. A disruption in our operations may adversely impact our business, results of operations, financial condition and cash flows. In addition to business interruption, the automotive retailing business is subject to substantial risk of property loss due to the significant concentration of property at dealership locations. The exposure on any single claim under our property and casualty insurance, medical insurance and workers’ compensation insurance varies based upon type of coverage. Our maximum exposure on any single claim is $5 million, subject to certain aggregate limit thresholds.

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

The automotive industry is predicted to experience rapid change in the years to come, including increases in ride-sharing services, advances in electric vehicle production and driverless technology. Ride-sharing services such as Uber and Lyft provide consumers with mobility options outside of the traditional car ownership and lease alternatives. The overall impact of these options on the automotive industry is uncertain, and may include lower levels of new vehicle sales. Manufacturers continue to invest in increasing production and quality of BEVs (battery-electric vehicles), which generally require less maintenance than traditional cars and trucks. The effects of BEVs on the automotive industry are uncertain and may include reduced parts and service revenues, as well as changes in the level of sales of certain F&I products such as extended warranty and lifetime lube, oil and filter contracts. Technological advances are also facilitating the development of driverless vehicles. The eventual timing of availability of driverless vehicles is uncertain due to regulatory requirements, technological hurdles, and uncertain consumer acceptance of these technologies. The effect of driverless vehicles on the automotive industry is uncertain and could include changes in the level of new and used vehicle sales, the price of new vehicles, and the role of franchised dealers, any of which could materially and adversely affect our business.

Changes to the retail delivery model and increased digital retailer competition could adversely affect our business, results of operations, financial condition and cash flows.

The automotive industry is beginning to experience change and disruption in the retail delivery model, including growing competition in the used vehicle market from companies with a primarily online business model. Competition in this market includes companies such as Carvana, Vroom and Shift. In addition, larger traditional automotive retailers are also moving in this direction, providing consumers with vehicle purchasing experiences outside of the traditional brick and mortar automotive dealership model.

We have certain collaborative relationships and may develop additional relationships with Shift. We continue to develop our nationwide network of service and delivery points with options for our customers to interact with us wherever, whenever and however they choose. We may face increased competition for market share with these other delivery models and digital retailers over time which could materially and adversely affect our results of operations.

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

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. For the year ended December 31, 2018, approximately 24% of our service, body and parts revenue was for work covered by manufacturer warranties or manufacturer-sponsored maintenance services. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our service, body and parts sales volume could be adversely affected.

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

Certain of our Franchise Agreements prohibit transfers of ownership interests of a store or, in some cases, the ownership interests of the store’s indirect parent companies, including the Company. Agreements with various manufacturers, including, among others, Honda/Acura, Hyundai, Mazda, Volkswagen, Mercedes-Benz, Subaru, Toyota, Ford/Lincoln, GM, and Nissan, provide that, under certain circumstances, we may lose a franchise and/or be forced to sell one or more stores or their assets if there occurs a prohibited transfer of ownership interests (in some cases not defined or defined ambiguously) or a person or entity acquires an ownership interest in us above a specified level (ranging from 20% to 50% depending on the particular manufacturer’s restrictions and falling as low as 5% if another vehicle manufacturer or distributor is the entity acquiring the ownership interest) without the approval of the manufacturer. Transactions in our stock by our shareholders or prospective shareholders, including transactions in our Class B common stock, are generally outside of our control and may result in the termination or non-renewal of one or more of our franchises, may result in a forced sale of one or more of our stores or their assets at a price below fair market value or may impair our ability to negotiate new Franchise Agreements for dealerships we desire to acquire in the future, which may have a material adverse effect on our business, results of operations, financial condition and cash flows. These restrictions may also prevent or deter a prospective acquirer from acquiring control of us or otherwise adversely affect the market price of our Class A common stock or limit our ability to restructure our debt obligations.

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

A significant portion of the vehicles we sell are manufactured outside the U.S., and all of the vehicles we sell include parts manufactured outside the U.S. As a result, our operations are subject to customary risks of importing merchandise, including currency fluctuation, import duties, exchange rates, trade restrictions, work stoppages, transportation costs, natural or man-made disasters, and general political and socio economic conditions in other countries. The U.S. or the countries from which our products are imported, may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices. Changes in U.S. trade policies, including the U.S.-Mexico-Canada Agreement or policies intended to penalize foreign manufacturing or imports, and policies of foreign countries in reaction to those changes, could increase the prices we pay for some of the new vehicles and parts we sell. Any changes that increase the costs of vehicles and parts generally, to the extent passed on to customers, could negatively affect customer demand and our revenues and profitability. If not passed on to our customers, any cost increases will adversely affect our profitability. Any cost increase that disproportionately applies to manufacturers that sell to us could adversely affect our business compared to other automobile retailers.

Our operations are subject to extensive governmental laws and regulations. If we are found to be in purported violation of or subject to liabilities under any of these laws, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.

We are subject to federal, state and local laws and regulations in the 18 states in which we operate, such as those relating to franchising, motor vehicle sales, retail installment sales, leasing, finance and insurance, marketing, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. In addition, with respect to employment practices, we are subject to various laws and regulations, including complex federal, state and local wage and hour and anti-discrimination laws. New laws and regulations are enacted on an ongoing basis. With the number of stores we operate, the number of personnel we employ and the large volume of transactions we handle, it is likely that technical mistakes will be made. These regulations affect our profitability and require ongoing training. Current practices in stores may become prohibited. We are responsible for ensuring that continued compliance with laws is maintained. If there are unauthorized activities, the state and federal authorities have the power to impose civil penalties and sanctions, suspend or withdraw dealer licenses or take other actions. These actions could materially impair our activities or our ability to acquire new stores in those states where violations occurred. Further, private causes of action on behalf of individuals or a class of individuals could result in significant damages or injunctive relief.

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

Acquisition Risks
We face risks commonly encountered with growth through acquisitions. These risks include, without limitation:

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

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our Franchise Agreements with vehicle manufacturers. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. Negative or declining cash flows or a decline in actual or planned revenues for our stores increases the risk of franchise rights impairment. An impairment loss could have a material adverse effect on our business, results of operations, financial condition and cash flows. As of December 31, 2018, our balance sheet reflected carrying amounts of $434.9 million in goodwill, and $288.7 million in franchise value.

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

Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims-handling expenses. Costs in excess of these retained risks may be insured under various contracts with third-party insurance carriers. As of December 31, 2018, we had total reserve amounts associated with these programs of $39.9 million.

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

We have granted in favor of certain of our lenders and other secured parties, including those under our $2.6 billion revolving syndicated credit facility, a security interest in a substantial portion of our assets. If we default on our obligations under those agreements, the secured parties may be able to foreclose upon their security interests and otherwise be entitled to obtain or control those assets.

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

As of December 31, 2018, 79% of our total debt was variable rate. The majority of our variable rate debt is indexed to the one-month LIBOR rate. The current interest rate environment is at historically low levels, and interest rates will likely increase in the future. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our stores and other facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, automobile storage lots, parking lots and offices located in the states listed under the caption Overview in Item 1. We believe our facilities are currently adequate for our needs and are in good repair. Some of our facilities do not currently meet manufacturer image or size requirements and we are actively working to find a mutually acceptable outcome in terms of timing and overall cost. We own our corporate headquarters in Medford, Oregon, and numerous other properties used in our operations. Certain of our owned properties are mortgaged. As of December 31, 2018, we had outstanding mortgage debt of $592.3 million. We also lease certain properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases provide us the option to renew the lease for one or more lease extension periods. We also hold certain vacant facilities and undeveloped land for future expansion.

Our corporate headquarters is LEED certified and incorporates roof-mounted solar panels to offset energy usage. Two of our stores are also LEED certified and we have completed solar projects at four others. Our stores also integrate energy-saving practices and materials. This includes practices such as recycling used tires, used engine oil and used oil filters; the use of waste oil heaters and carwash reclaim systems; using biodegradable products in our detail services; upgrading to energy efficient LED lighting and installing electric vehicle charging stations.

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

The number of shareholders of record and approximate number of beneficial holders of Class A common stock as of February 22, 2019 was 502 and 28,356, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company, LLC. Sidney B. DeBoer Trust U.T.A.D. January 30, 1997 (the "Trust") is the manager of Lithia Holding Company, L.L.C., and Sidney DeBoer, as the trustee of the Trust, has the authority to vote all of the issued and outstanding shares of our Class B common stock.

At the special meeting of shareholders held on January 21, 2019, Sidney B. DeBoer and the Company executed a Class B Conversion Agreement pursuant to which Mr. DeBoer agreed to cause all of the remaining 1,000,000 shares of our class B common stock to be converted into shares of our class A common stock by December 31, 2025. The Class B Conversion Agreement will require the conversion of at least 15% of the 1,000,000 class B shares by the end of every two years, with the first 15% to be converted by December 31, 2020, a total of 30% by December 31, 2022, a total of 45% by December 31, 2024, and the balance by December 31, 2025.

Equity Compensation Plan Information
Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Recent Sale of Unregistered Securities
On May 1, 2017, we agreed to issue 22,446 shares of Class A common stock to Lee W. Baierl as partial consideration for the purchase of Northland Ford, Inc., an entity we acquired in connection with our acquisition of the Baierl Auto Group. Under the agreement, we issued 4,489 shares to Mr. Baierl on both May 1, 2017 and January 1, 2018. We will issue 4,489 additional shares to him on each of January 1, 2019 and 2020; on January 1, 2021, we will issue to him the final 4,490 shares. The shares were issued to Mr. Baierl, an accredited investor, in a transaction exempt from Section 4(a)(2) of the Securities Act of 1933.

Repurchases of Equity Securities
We made the following repurchases of our common stock during the fourth quarter of 2018:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)(1)
October	423,863	$76.85	423,863	$268,318
November	165	90.06	—	268,318
December	489,329	70.96	489,250	233,603
Total(2)	913,357	73.70	913,113	233,603

(1)
In February 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. In October 2018, our Board of Directors authorized the repurchase of up to an additional $250 million of our Class A common stock. Through December 31, 2018, we have repurchased 3,155,095 shares at an average price of $84.43 per share. This authority to repurchase shares does not have an expiration date.

(2)	Includes 244 shares repurchased in association with tax withholdings on the vesting of RSUs.

Stock Performance Graph
The following line-graph shows the annual percentage change in the cumulative total returns for the past five years on an assumed $100 initial investment and reinvestment of dividends, on (a) Lithia Motors, Inc.’s Class A common stock; (b) the Russell 2000; and (c) an auto peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive, and Asbury Automotive Group, the only other comparable publicly traded automobile dealerships in the United States as of December 31, 2018. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the Russell 2000. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base Period	Indexed Returns for the Year Ended
Company/Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Lithia Motors, Inc.	$100.00	$125.90	$156.02	$143.26	$169.83	$115.54
Auto Peer Group	100.00	119.04	109.25	107.16	105.38	84.37
Russell 2000	100.00	104.90	100.27	121.63	139.45	124.09

Item 6. Selected Financial Data

You should read the Selected Financial Data in conjunction with "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information contained elsewhere in this Annual Report on Form 10-K.

(In millions, except per share amounts)	Year Ended December 31,
Consolidated Statements of Operations Data:	2018	2017	2016	2015	2014
Revenues:
New vehicle	$6,602.8	$5,763.6	$4,938.4	$4,552.3	$3,077.7
Used vehicle retail	3,079.0	2,544.4	2,227.0	1,927.0	1,362.5
Used vehicle wholesale	331.3	277.8	276.6	261.5	195.7
Finance and insurance	454.8	385.9	330.9	283.0	190.4
Service, body and parts	1,222.3	1,015.8	844.5	739.0	512.1
Fleet and other	131.2	99.0	60.8	101.5	51.9
Total revenues	$11,821.4	$10,086.5	$8,678.2	$7,864.3	$5,390.3

Gross Profit:
New vehicle	$385.1	$339.8	$289.4	$280.4	$198.2
Used vehicle retail	322.9	286.8	263.7	241.2	179.3
Used vehicle wholesale	5.5	4.8	4.3	4.5	3.6
Finance and insurance	454.8	385.9	330.9	283.0	190.4
Service, body and parts	600.7	493.1	410.3	363.9	249.7
Fleet and other	8.0	5.7	2.7	2.6	2.1
Total gross profit	$1,777.0	$1,516.1	$1,301.3	$1,175.6	$823.3

Operating income (1) (2)	$447.0	$409.0	$338.4	$302.7	$231.9

Income from continuing operations before income taxes (1)	$337.5	$347.1	$283.5	$262.7	$210.5

Income from continuing operations (1)	$265.7	$245.2	$197.1	$183.0	$135.5

Basic income per share from continuing operations	$10.91	$9.78	$7.76	$6.96	$5.19
Basic income per share from discontinued operations	—	—	—	—	0.12
Basic net income per share	$10.91	$9.78	$7.76	$6.96	$5.31
Shares used in basic per share	24.4	25.1	25.4	26.3	26.1

Diluted income per share from continuing operations	$10.86	$9.75	$7.72	$6.91	$5.14
Diluted income per share from discontinued operations	—	—	—	—	0.12
Diluted net income per share	$10.86	$9.75	$7.72	$6.91	$5.26
Shares used in diluted per share	24.5	25.1	25.5	26.5	26.4

Cash dividends paid per common share	$1.14	$1.06	$0.95	$0.76	$0.61

(In millions)	As of December 31,
Consolidated Balance Sheets Data:	2018	2017	2016	2015	2014
Working capital	$497.9	$481.8	$365.2	$288.0	$172.9
Inventories	2,365.3	2,132.7	1,772.6	1,471.0	1,249.7
Total assets	5,384.0	4,683.1	3,844.2	3,225.1	2,879.1
Floor plan notes payable	2,057.7	1,919.1	1,601.5	1,314.0	1,178.6
Long-term debt, including current maturities	1,384.1	1,047.4	790.9	643.2	639.1
Total stockholders’ equity	1,197.2	1,083.2	910.8	828.1	673.1

(1)
Includes $1.3 million, $14.0 million, $20.1 million and $1.9 million in non-cash charges related to asset impairments for the years ended 2018, 2016, 2015 and 2014 respectively. We did not record any non-cash charges related to asset impairments in 2017. See Notes 1, 4 and 17 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. Business, Item 1A. Risk Factors, and our Consolidated Financial Statements and Notes thereto.

Overview
We are one of the largest automotive franchises in the United States and as of 2018 were ranked #294 on the Fortune 500. As of February 22, 2019, we offered 28 brands of new vehicles and all brands of used vehicles in 182 stores in the United States and online at over 200 websites. We offer a wide range of products and services including new and used vehicles, finance and insurance products and automotive repair and maintenance.

During the year ended December 31, 2018, we had net income of $265.7 million, or $10.86 per diluted share, compared to net income of $245.2 million, or $9.75 per diluted share, during 2017. We experienced growth of revenue and gross profit in all major business lines in 2018 compared to 2017, primarily driven by increases in volume related to acquisitions, complimented by organic growth in used vehicles, finance and insurance and service, body and parts sales. On a same store basis, new vehicle revenues and gross profits experienced headwinds with plateauing national new vehicle sales and declining manufacturer incentives. For the year ended December 31, 2018, new vehicle sales accounted for approximately 56% of our revenue and approximately 22% of our gross profit. Used vehicle retail sales accounted for approximately 26% of our revenue and approximately 18% of our gross profit. Our parts and service and finance and insurance operations accounted for approximately 14% of our revenue and contributed approximately 59% of our gross profit.

We had total available liquidity of $211.2 million as of December 31, 2018, which consisted of $31.6 million of cash and cash equivalents and $179.6 million of availability on our credit facilities, with an estimated additional $247.7 million available if we financed our unencumbered owned real estate. For further discussion of our liquidity, please refer to "Liquidity and Capital Resources" below.

Results of Operations
For the year ended December 31, 2018, we reported net income of $265.7 million, or $10.86 per diluted share. For the years ended December 31, 2017 and 2016, we reported net income of $245.2 million, or $9.75 per diluted share, and $197.1 million, or $7.72 per diluted share, respectively.

	Years Ended December 31,
			2018 vs. 2017			2017 vs. 2016
($ in millions, except per vehicle data)	2018	2017	Change	%	2016	Change	%
Revenues
New vehicle	$6,602.8	$5,763.6	$839.2	14.6%	$4,938.4	$825.2	16.7%
Used vehicle retail	3,079.0	2,544.4	534.6	21.0	2,227.0	317.4	14.3
Finance and insurance	454.8	385.9	68.9	17.9	330.9	55.0	16.6
Service, body and parts	1,222.3	1,015.8	206.5	20.3	844.5	171.3	20.3
Total Revenues	11,821.4	10,086.5	1,734.9	17.2	8,678.2	1,408.3	16.2

Gross profit
New vehicle	$385.1	$339.8	$45.3	13.3%	$289.4	$50.4	17.4%
Used vehicle retail	322.9	286.8	36.1	12.6	263.7	23.1	8.8
Finance and insurance	454.8	385.9	68.9	17.9	330.9	55.0	16.6
Service, body and parts	600.7	493.1	107.6	21.8	410.3	82.8	20.2
Total Gross Profit	1,777.0	1,516.1	260.9	17.2	1,301.3	214.8	16.5

Gross profit margins
New vehicle	5.8%	5.9%	-10 bp		5.9%	0 bp
Used vehicle retail	10.5	11.3	-80 bp		11.8	-50 bp
Finance and insurance	100.0	100.0	0 bp		100.0	0 bp
Service, body and parts	49.1	48.5	60 bp		48.6	-10 bp
Total Gross Profit Margin	15.0	15.0	0 bp		15.0	0 bp

Retail units sold
New vehicles	184,601	167,146	17,455	10.4%	145,772	21,374	14.7%
Used vehicles	151,234	129,913	21,321	16.4	113,498	16,415	14.5

Average selling price per retail unit
New vehicles	$35,768	$34,482	$1,286	3.7%	$33,878	$604	1.8%
Used vehicles	20,359	19,585	774	4.0	19,621	(36)	(0.2)

Average gross profit per retail unit
New vehicles	$2,086	$2,033	$53	2.6%	$1,985	$48	2.4%
Used vehicles	2,135	2,208	(73)	(3.3)	2,323	(115)	(5.0)
Finance and insurance	1,354	1,299	55	4.2	1,276	23	1.8

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. Therefore, we have integrated same store measures into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in November 2017 would be included in same store operating data beginning in December 2018, after its first complete comparable month of operations. The fourth quarter operating results for the same store comparisons would include results for that store in only the period of December for both comparable periods.

	Years Ended December 31,
			2018 vs. 2017				2017 vs. 2016
($ in millions, except per vehicle data)	2018	2017	Change	%	2017	2016	Change	%
Revenues
New vehicle	$5,463.5	$5,569.4	$(105.9)	(1.9)%	$4,826.8	$4,767.3	$59.5	1.2%
Used vehicle retail	2,639.0	2,470.7	168.3	6.8	2,243.8	2,157.7	86.1	4.0
Finance and insurance	390.7	373.6	17.1	4.6	339.1	320.5	18.6	5.8
Service, body and parts	1,021.1	985.6	35.5	3.6	861.6	820.4	41.2	5.0
Total Revenues	9,888.7	9,768.2	120.5	1.2	8,584.6	8,393.7	190.9	2.3

Gross profit
New vehicle	$310.9	$326.8	$(15.9)	(4.9)%	$281.4	$278.2	$3.2	1.2%
Used vehicle retail	289.2	280.9	8.3	3.0	261.3	257.6	3.7	1.4
Finance and insurance	390.7	373.6	17.1	4.6	339.1	320.5	18.6	5.8
Service, body and parts	504.6	478.4	26.2	5.5	420.2	398.2	22.0	5.5
Total Gross Profit	1,507.0	1,469.9	37.1	2.5	1,310.6	1,261.7	48.9	3.9

Gross profit margins
New vehicle	5.7%	5.9%	-20 bp		5.8%	5.8%	0 bp
Used vehicle retail	11.0	11.4	-40 bp		11.6	11.9	-30 bp
Finance and insurance	100.0	100.0	0 bp		100.0	100.0	0 bp
Service, body and parts	49.4	48.5	90 bp		48.8	48.5	30 bp
Total Gross Profit Margin	15.2	15.0	20 bp		15.3	15.0	30 bp

Retail units sold
New vehicles	153,600	160,746	(7,146)	(4.4)%	139,652	140,024	(372)	(0.3)%
Used vehicles	130,965	125,789	5,176	4.1	114,465	109,658	4,807	4.4

Average selling price per retail unit
New vehicles	$35,570	$34,647	$923	2.7%	$34,563	$34,046	$517	1.5%
Used vehicles	20,150	19,642	508	2.6	19,602	19,677	(75)	(0.4)

Average gross profit per retail unit
New vehicles	$2,024	$2,033	$(9)	(0.4)%	$2,015	$1,987	$28	1.4%
Used vehicles	2,208	2,233	(25)	(1.1)	2,283	2,349	(66)	(2.8)
Finance and insurance	1,373	1,304	69	5.3	1,334	1,284	50	3.9

New Vehicles
The decrease in same store new vehicle revenues for 2018 compared to 2017 was driven by a decrease in unit volume of 4.4% , partially offset by an increase in average selling prices of 2.7%. As the national new vehicle market plateaus, our stores focus on improving gross profit per new vehicle sold. On a same store basis, gross profit per new vehicle remained flat during 2018 compared to 2017. Our recently acquired stores are also focused on improving gross profit per new vehicle as total company gross profit per unit increased 2.6% during 2018 compared to 2017. Acquisitions during 2018 included six stores each in our import and luxury segments where we have experienced larger increases in gross profit per unit on a same store basis, including increases of 21.8% for Subaru, 11.0% for Mercedes and 1.5% for Toyota, offset by a decrease of 4.2% for Lexus compared to 2017.

The same store new vehicle sales increase in 2017 over 2016 of 1.2% included an increase of 1.5% in average selling prices, partially offset by a 0.3% decrease in volume.

Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, provides used vehicle inventory through trade-ins, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in and parts and service work.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned ("CPO") vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 85 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles over ten years old. During 2018, our stores sold an average of 69 used vehicles per store per month. This compares to 67 used vehicles per store per month in 2017 and 66 in 2016.

Used vehicle revenues increased 21.0% during 2018 compared to 2017 and 14.3% in 2017 compared to 2016. These increases are due to a combination of increased volume from acquisitions and organic growth in our core and value auto categories at our seasoned stores. Excluding the impact of acquisitions, on a same store basis, used vehicle revenues increased 6.8% during 2018 and included a 4.1% increase in unit volume and a 2.6% increase in average selling price per retail unit compared to 2017. These revenue increases were driven by increases in our core and value auto categories of 12.5% and 5.0%, respectively, offset by a decrease in CPO vehicle revenues of 1.9%. The increase in our core vehicle category includes a 7.9% increase in volume, complimented by a 4.4% increase in average selling price per vehicle. The increase in our value auto category is due to an increase in unit sales of 3.0% and an increase in average selling price per vehicle of 2.0%.

Used vehicle gross profits increased 12.6% during 2018 compared to 2017 and 8.8% in 2017 compared to 2016. On a same store basis, used vehicle gross profit increased 3.0% in 2018 compared to 2017, led by the performance in our core vehicle category with an increase of 10.5%, offset by decreases in our value auto and CPO vehicles of 1.3% and 9.4%, respectively. The increase in our core vehicle category is due to increased volume and increased gross profit per unit. Gross profit per unit in our core vehicle category, which accounted for 52.4% of our used vehicle unit sales in 2018, increased 2.5%, from $2,333 in 2017 to $2,391 in 2018. The decrease in same store gross profit in our value auto category is due to a 4.2% decrease in gross profit per unit from $2,134 in 2017 to $2,045 in 2018, offset by a 3.0% increase in unit sales. Our CPO category experience declines in both gross profit per unit and volume during 2018 compared to 2017. Gross profit per unit decreased 7.3%, from $2,127 in 2017 to $1,971 in 2018 and unit sales decreased 2.1% during the same period.

Used vehicle revenues increased in 2017 compared to 2016 on a same store basis due primarily to an increase in unit volume of 4.4%, partially offset by a decline in average selling prices of 0.4%. Our core and value auto categories experienced increased revenues of 6.7% and 10.1%, respectively, in 2017 compared to 2016. These increases were offset by a decline in same store CPO revenues of 2.8% over the same period. Same store used vehicle gross profit increased 1.4% in 2017 compared to 2016, again led by strong performance in our core vehicle category, offset by a decline in our CPO category and relatively flat performance in our value auto category.

Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store's new vehicle franchise(s), access additional used vehicle inventory through trade-ins and increase sales from finance and insurance products and parts and service.

Finance and Insurance
We believe that arranging timely vehicle financing is an important part of providing personal transportation solutions, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection.

The increases in finance and insurance revenue in 2018 compared to 2017 and in 2017 compared to 2016 were primarily due to increased volume related to acquisitions, combined with expanded product offerings and increasing penetration rates. Third party extended warranty and insurance contracts yield higher profit margins than vehicle sales and contribute significantly to our profitability. During 2018, finance and insurance sales accounted for 3.8% of total revenues and 25.6% of total gross profits. On a same store basis, finance and insurance sales accounted for 4.0% of total revenues and 25.9% of total gross profits in 2018. Same store finance and insurance revenues increased 4.6% during 2018 compared to 2017 and 5.8% during 2017 compared to 2016. These increases were driven by increases in finance and insurance revenues per retail unit, combined with increases in used vehicle unit volume, offset by decreases in new vehicle unit volume. On a same store basis, our finance and insurance revenues per retail unit increased $69 per unit to $1,373 in 2018 compared to 2017 and $50 per unit to $1,334 in 2017 compared to 2016. The increase in 2018 compared to 2017 was primarily due to increases in financing and service contract penetration rates of 180 basis points each in 2018 compared to 2017, from 71.6% to 73.4% and from 44.5% to 46.3%, respectively.

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

Our service, body and parts revenue grew in all areas in 2018 compared to 2017 and in 2017 compared to 2016 primarily due to acquisitions, combined with more late-model units in operation from 2010 to 2016 and a plateauing new vehicle market. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. On a same store basis, service, body and parts revenue increased 3.6% during 2018, primarily driven by increases in customer pay and warranty revenues of 5.6% and 2.4% , respectively. Performance in parts wholesale and body shop was similar to the same period of 2017.

Same store service, body and parts gross profit increased 5.5% during 2018 compared to 2017 and 5.5% during 2017 compared to 2016. This performance was also driven by increases in customer pay and warranty work. Our gross margins continue to increase as our mix has shifted towards customer pay, which has higher margins than other service work.

Segments
Certain financial information by segment is as follows:

	Year Ended December 31,
			2018 vs. 2017			2017 vs. 2016
(Dollars in millions)	2018	2017	Change	%	2016	Change	%
Revenues:
Domestic	$4,215.0	$3,845.8	$369.2	9.6%	$3,381.7	$464.1	13.7%
Import	5,038.1	4,432.8	605.3	13.7	3,764.3	668.5	17.8
Luxury	2,560.3	1,810.1	750.2	41.4	1,528.7	281.4	18.4
	11,813.4	10,088.7	1,724.7	17.1	8,674.7	1,414.0	16.3
Corporate and other	8.0	(2.2)	10.2	(463.6)	3.5	(5.7)	(162.9)
	$11,821.4	$10,086.5	$1,734.9	17.2	$8,678.2	$1,408.3	16.2

	Year Ended December 31,
			2018 vs. 2017			2017 vs. 2016
(Dollars in millions)	2018	2017	Change	%	2016	Change	%
Segment income*:
Domestic	$97.6	$105.2	$(7.6)	(7.2)%	$106.2	$(1.0)	(0.9)%
Import	116.2	117.8	(1.6)	(1.4)	110.2	7.6	6.9
Luxury	43.9	37.0	6.9	18.6	31.5	5.5	17.5
	257.7	260.0	(2.3)	(0.9)	247.9	12.1	4.9
Corporate and other	202.4	167.4	35.0	20.9	114.2	53.2	46.6
Depreciation and amortization	(75.4)	(57.7)	17.7	30.7	(49.3)	8.4	17.0
Other interest expense	(56.0)	(34.8)	21.2	60.9	(23.2)	11.6	50.0
Other (expense) income, net	8.8	12.2	(3.4)	NM	(6.1)	(18.3)	NM
Income before income taxes	$337.5	$347.1	$(9.6)	(2.8)	$283.5	$63.6	22.4
*Segment income for each reportable segment is defined as Income before income taxes, depreciation and amortization, other interest expense and other (expense) income, net.
NM - Not meaningful

	Year Ended December 31,
			2018 vs. 2017			2017 vs. 2016
	2018	2017	Change	%	2016	Change	%
Retail new vehicle unit sales:
Domestic	55,653	53,288	2,365	4.4%	47,707	5,581	11.7%
Import	102,454	94,634	7,820	8.3	80,769	13,865	17.2
Luxury	26,915	19,597	7,318	37.3	17,591	2,006	11.4
	185,022	167,519	17,503	10.4	146,067	21,452	14.7
Allocated to management	(421)	(373)	(48)	(12.9)	(295)	(78)	(26.4)
	184,601	167,146	17,455	10.4	145,772	21,374	14.7

Domestic
A summary of financial information for our Domestic segment follows:

	Year Ended December 31,
			2018 vs. 2017			2017 vs. 2016
(Dollars in millions)	2018	2017	Change	%	2016	Change	%
Revenue:
New vehicle	$2,290.1	$2,153.7	$136.4	6.3%	$1,876.6	$277.1	14.8%
Used vehicle retail	1,107.4	987.4	120.0	12.2%	891.6	95.8	10.7%
Used vehicle wholesale	134.9	120.5	14.4	12.0%	132.6	(12.1)	(9.1)%
Finance and insurance	166.4	151.4	15.0	9.9%	131.7	19.7	15.0%
Service, body and parts	451.4	395.5	55.9	14.1%	324.0	71.5	22.1%
Fleet and other	64.8	37.3	27.5	73.7%	25.2	12.1	48.0%
	$4,215.0	$3,845.8	$369.2	9.6%	$3,381.7	$464.1	13.7%
Segment income	$97.6	$105.2	$(7.6)	(7.2)	$106.2	$(1.0)	(0.9)
Retail new vehicle unit sales	55,653	53,288	2,365	4.4	47,707	5,581	11.7

Revenues in our Domestic segment increased in all major business lines in 2018 compared to 2017, primarily related to acquiring five stores and opening one store during 2018. New vehicle unit sales increased 4.4% overall, but declined 5.2% on a same store basis. Additionally, our Domestic stores increased their used vehicle unit sales 9.4%, improved finance and insurance income per retail unit 3.0% to $1,539 per unit and experienced strong growth in service, body and parts revenues. The acquisition of five stores in 2017 and strong performance on a same store basis in used vehicles, finance and insurance and service, body and parts contributed to the 13.7% increase in revenue over 2016.

Our Domestic segment income decreased 7.2% in 2018 compared to 2017 due to gross profit growth of 9.7% being more than offset by an 11.2% increase in SG&A and a 40.9% increase in floor plan interest expense. The increase in floor plan interest was primarily driven by increasing rates, compounded by increased volume related to acquisitions.

The decrease in our Domestic operating results in 2017 compared to 2016 was primarily a result of increased floor plan interest expense and SG&A expenses, which offset an increase in gross profits. The increase in SG&A during 2017 was primarily driven by increased variable costs associated with increased sales volume and the acquisition of eight stores.

Import
A summary of financial information for our Import segment follows:

	Year Ended December 31,
			2018 vs. 2017			2017 vs. 2016
(Dollars in millions)	2018	2017	Change	%	2016	Change	%
Revenue:
New vehicle	$2,933.1	$2,638.5	$294.6	11.2%	$2,214.0	$424.5	19.2%
Used vehicle retail	1,283.4	1,073.6	209.8	19.5%	940.6	133.0	14.1%
Used vehicle wholesale	123.4	105.2	18.2	17.3%	96.5	8.7	9.0%
Finance and insurance	220.3	186.4	33.9	18.2%	161.1	25.3	15.7%
Service, body and parts	453.8	396.2	57.6	14.5%	329.9	66.3	20.1%
Fleet and other	24.1	32.9	(8.8)	(26.7)%	22.2	10.7	48.2%
	$5,038.1	$4,432.8	$605.3	13.7%	$3,764.3	$668.5	17.8%
Segment income	$116.2	$117.8	$(1.6)	(1.4)	$110.2	$7.6	6.9
Retail new vehicle unit sales	102,454	94,634	7,820	8.3	80,769	13,865	17.2

The increase in our Import segment revenue in 2018 compared to 2017 resulted from increases in all major business lines and primarily related to acquiring six stores during 2018. New vehicle unit sales in our import segment increased 8.3%, but decreased 4.3% on a same store basis primarily related to decreases in Honda and Toyota, offset by increasing unit sales with Subaru. Additionally, Import revenues benefited from improved used vehicle sales due to a 17.0% increase in volume, increases in finance and insurance revenues as a result of increased volume combined with a 5.7% increase in finance and insurance income per retail unit sold to $1,245 per unit, and improved service, body and parts revenues.

Our segment income decreased 1.4% in 2018 compared to 2017 mainly due to increases in SG&A and floor plan interest expenses that outpaced the increase in gross profit. Gross profit for our import segment increased 13.6% in 2018 compared to 2017, in line with our revenues. Our Import segment experienced a 15.4% increase in SG&A, primarily driven by increases in personnel, rent, and other miscellaneous costs. Floor plan interest expense increased 43.2% during 2018 and was a significant contributor to lower segment income growth compared to 2017. This increase was driven by a combination of increased volume due to the acquisition of six stores during 2018 and increasing interest rates.

Improvements in our Import operating results in 2017 compared to 2016 were primarily a result of increased revenues in all major business lines and a slight increase in gross margins, offset by increases in SG&A and floor plan expenses.

Luxury
A summary of financial information for our Luxury segment follows:

	Year Ended December 31,
			2018 vs. 2017			2017 vs. 2016
(Dollars in millions)	2018	2017	Change	%	2016	Change	%
Revenue:
New vehicle	$1,397.8	$991.5	$406.3	41.0%	$857.9	$133.6	15.6%
Used vehicle retail	688.1	483.1	205.0	42.4%	394.9	88.2	22.3%
Used vehicle wholesale	72.9	51.9	21.0	40.5%	47.7	4.2	8.8%
Finance and insurance	62.0	40.8	21.2	52.0%	33.8	7.0	20.7%
Service, body and parts	298.9	215.0	83.9	39.0%	182.0	33.0	18.1%
Fleet and other	40.6	27.8	12.8	46.0%	12.4	15.4	124.2%
	$2,560.3	$1,810.1	$750.2	41.4%	$1,528.7	$281.4	18.4%
Segment income	$43.9	$37.0	$6.9	18.6	$31.5	$5.5	17.5
Retail new vehicle unit sales	26,915	19,597	7,318	37.3	17,591	2,006	11.4

Our Luxury segment revenue increased in 2018 compared to 2017 primarily due to our acquisition of six stores and improvements in finance and insurance and service, body and parts revenues. Overall, new vehicle unit sales increased 37.3% but declined 2.9% on a same store basis mainly related to our BMW and Audi franchises. Our luxury segment revenues also benefited from a 38.4% increase in used vehicle unit sales, a 10.2% increase in finance and insurance revenues per retail unit to $1,212 per unit and growth in service, body and parts during 2018 compared to 2017.

Our Luxury segment income increased 18.6% in 2018 compared to 2017. This increase was due to gross profit growth of 42.2%, offset by an increase in SG&A of 44.9%, primarily related to acquisition activity, as well as increases in personnel expense, rent and facility expenses and other miscellaneous expense and an increase in floor plan interest expense of 62.6%. As a percentage of gross profit, SG&A increased 150 basis points in 2018 compared to 2017. The 62.6% increase in floor plan interest expense during 2018 compared to 2017 was due to a combination of increased volume from acquisitions and rising interest rates.

Our Luxury segment revenue increased in 2017 compared to 2016 primarily due to our acquisition of four stores and improvements in finance and insurance and service body and parts revenues. New vehicle unit sales declined on a same store basis mainly related to our BMW and Mercedes franchises. Our Luxury segment income increased in 2017 compared to 2016 primarily due to gross profits growth of 17.6% that outpaced an increase in SG&A of 16.0%.

Corporate and Other
Revenue attributable to Corporate and other includes the results of operations of our stand-alone collision centers, offset by certain unallocated reserve and elimination adjustments.

	Year Ended December 31,
			2018 vs. 2017			2017 vs. 2016
(Dollars in millions)	2018	2017	Change	%	2016	Change	%
Revenue, net	$8.0	$(2.2)	$10.2	NM	$3.5	$(5.7)	NM
Segment income	$202.4	$167.4	$35.0	20.9	$114.2	$53.2	46.6
NM - not meaningful

The increase in Corporate and other revenues in 2018 compared to 2017 was primarily related to the addition of two stand-alone body shops, changes in certain reserves that are not specifically identified with our domestic, import or luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales, and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores. Corporate and other revenues were affected in 2017 by an increase in internal corporate vehicle purchases and leases with our stores resulting in negative revenues compared to 2016.

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

The increase in Corporate and other segment income in 2018 compared to 2017 is primarily due to gains on the divestiture of stores of $15.1 million and the addition of 17 stores, offset by changes to certain insurance and auto loan related reserves. In addition, 2018 included $4.3 million of acquisition expense compared to $6.0 million during 2017. The increase in Corporate and other segment income in 2017 compared to 2016 was primarily related to increased internal corporate expense allocations and increased store count.

See Note 18 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Form 10-K for additional information.

Asset Impairment Charges
Asset impairments recorded as a component of operations consist of the following (in millions):

	Year Ended December 31,
	2018	2017	2016
Equity-method investment	$—	$—	$14.0
Long-lived assets	1.3	—	—

During 2018, we recorded an asset impairment of $1.3 million associated with certain real properties. The long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value.

Additionally, we recorded an asset impairment in 2016 associated with our equity-method investment in a limited liability company that participated in the NMTC Program. We evaluated this equity-method investment at the end of each reporting period and identified indications of loss resulting from other than temporary declines in value. We exited this equity-method investment in December 2016.

See Notes 1, 4, 12 and 17 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Selling, General and Administrative Expense (“SG&A”)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Year Ended December 31,
			2018 vs. 2017			2017 vs. 2016
(Dollars in millions)	2018	2017	Change	%	2016	Change	%
Personnel	$824.8	$695.5	$129.3	18.6%	$597.2	$98.3	16.5%
Advertising	108.7	93.3	15.4	16.5	81.4	11.9	14.6
Rent	43.3	33.4	9.9	29.6	26.8	6.6	24.6
Facility costs	72.0	61.3	10.7	17.5	49.3	12.0	24.3
Gain on sale of assets	(14.8)	(5.5)	(9.3)	169.1	(5.4)	(0.1)	1.9
Other	219.3	171.4	47.9	27.9	150.3	21.1	14.0
Total SG&A	$1,253.3	$1,049.4	$203.9	19.4	$899.6	$149.8	16.7

	Year Ended December 31,
			2018 vs. 2017			2017 vs. 2016
As a % of gross profit	2018	2017	Change		2016	Change
Personnel	46.4%	45.9%	50	bps	45.9%	—
Advertising	6.1%	6.2%	(10)		6.3%	(10)
Rent	2.4%	2.2%	20		2.1%	10
Facility costs	4.1%	4.0%	10		3.8%	20
Gain on sale of assets	(0.8)%	(0.3)%	(50)		(0.4)%	10
Other	12.3%	11.2%	110		11.4%	(20)
Total SG&A	70.5%	69.2%	130	bps	69.1%	10	bps

SG&A increased 19.4%, or $203.9 million in 2018 compared to 2017. Overall increases in SG&A were primarily due to growth through acquisitions, acquisition expenses and increased allowance losses associated with auto loan receivables, offset by decreases in losses related to storm insurance reserve charges and acquisition expenses and an increase in gains on the disposal of stores. Other expenses in 2018 included acquisition expenses of $4.3 million, compared to $6.0 million in 2017; $3.2 million of storm related insurance charges, compared to $5.6 million in 2017; and auto loan allowance losses of $4.2 million compared to $1.2 million in 2017. Gains on the sale of stores were $15.1 million and $5.1 million in 2018 and 2017, respectively.

On a same store basis and excluding non-core charges, SG&A as a percent of gross profit was 70.6% in 2018 compared to 68.4% in 2017. Increases included auto loan allowance losses, data processing, rent, legal and professional fees and miscellaneous expense. Increases in data processing and professional fees include initiatives focusing on innovation and cyber security measures.

SG&A increased $149.8 million in 2017 compared to 2016, primarily due to growth through acquisitions, as well as the various reserve charges mentioned above. SG&A in 2016 included a $3.9 million legal reserve adjustment, offset by a $1.1 million gain from the disposal of one of our stores.

SG&A adjusted for non-core charges was as follows (in millions):

	Year Ended December 31,
			2018 vs. 2017			2017 vs. 2016
(Dollars in millions)	2018	2017	Change	%	2016	Change	%
Personnel	$824.8	$695.5	$129.3	18.6%	$597.2	$98.3	16.5%
Advertising	108.7	93.3	15.4	16.5	81.4	11.9	14.6
Rent	43.3	33.4	9.9	29.6	26.8	6.6	24.6
Facility costs	72.0	61.3	10.7	17.5	49.3	12.0	24.3
Adjusted loss (gain) on sale of assets	0.5	(0.4)	0.9	(225.0)	(4.3)	3.9	(90.7)
Adjusted Other	214.6	160.1	54.5	34.0	146.3	13.8	9.4
Total Adjusted SG&A	$1,263.9	$1,043.2	$220.7	21.2	$896.7	$146.5	16.3

	Year Ended December 31,
			2018 vs. 2017			2017 vs. 2016
As a % of gross profit	2018	2017	Change		2016	Change
Personnel	46.4%	45.9%	50	bps	45.9%	—
Advertising	6.1%	6.2%	(10)		6.3%	(10)
Rent	2.4%	2.2%	20		2.1%	10
Facility costs	4.1%	4.0%	10		3.8%	20
Adjusted loss (gain) on sale of assets	—%	—%	—		(0.3)%	30
Adjusted Other	12.1%	10.5%	160		11.1%	(60)
Total Adjusted SG&A	71.1%	68.8%	230	bps	68.9%	(10	) bps
See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization related to tradenames.

	Year Ended December 31,
			2018 vs. 2017			2017 vs. 2016
(Dollars in millions)	2018	2017	Change	%	2016	Change	%
Depreciation and amortization	$75.4	$57.7	$17.7	30.7%	$49.3	$8.4	17.0%

Acquisition activity contributed to the increases in depreciation and amortization in 2018 compared to 2017 and in 2017 compared to 2016. During 2018, we purchased approximately $108 million in depreciable property as part of our acquisitions of Day Auto Group and Prestige Auto Group. During 2017, we purchased approximately $105 million in depreciable property as a part of our acquisitions of Baierl Auto Group and Downtown LA Auto Group. Capital expenditures totaled $158.0 million and $105.4 million, respectively, in 2018 and 2017. These investments increase the amount of depreciable assets. See the discussion under Liquidity and Capital Resources for additional information.

Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

	Year Ended December 31,
	2018	2017	2016
Operating margin	3.8%	4.1%	3.9%
Operating margin adjusted for non-core charges(1)	3.7%	4.1%	4.1%

(1)	See “Non-GAAP Reconciliations” for additional information.

In 2018, our operating margin decreased 30 basis points compared to 2017. Adjusting for non-core charges, including storm related insurance charges and acquisition expenses, our operating margin decreased 40 basis points in 2018 compared to 2017. In 2018, the decrease in our operating margin was driven by our SG&A expense outpacing increases in gross profit. Adjusting for those non-core charges, our operating margin was 3.7% in 2018. Acquired stores generally have a lower operating efficiency than our other stores and negatively impact our operating margin as we integrate them into our cost structure.

In 2016, our operating margin was affected by acquisition activity, as well as a legal reserve adjustment. Adjusting for those non-core charges, our operating margin was 4.1% in 2016.

Floor Plan Interest Expense and Floor Plan Assistance
Floor plan interest expense increased $23.0 million in 2018 compared to 2017, due to an increase in inventory levels related to acquisitions and increasing interest rates. Increases in outstanding balances on our floor plan facilities related to acquisitions increased the expense $8.8 million and changes in the interest rates on our floor plan facilities increased the expense $14.2 million during 2018 compared to 2017.

Floor plan interest expense increased $13.7 million in 2017 compared to 2016, as a result of increases in the average outstanding balances on our floor plan facilities due to an increase in new vehicle inventory levels and increasing interest rates. Changes in the average outstanding balances on our floor plan facilities increased the expense $5.1 million and in the interest rates on our floor plan facilities increased the expense $8.6 million during 2017 compared to 2016.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned:

	Year Ended December 31,
			2018 vs. 2017			2017 vs. 2016
(Dollars in millions)	2018	2017	Change	%	2016	Change	%
Floor plan interest expense (new vehicles)	$62.3	$39.3	$23.0	58.5%	$25.6	$13.7	53.5%
Floor plan assistance (included as an offset to cost of sales)	(66.9)	(56.0)	(10.9)	19.5	(46.3)	(9.7)	21.0
Net new vehicle carrying costs (benefit)	$(4.6)	$(16.7)	$12.1	(72.5)%	$(20.7)	$4.0	(19.3)%

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Year Ended December 31,
			2018 vs. 2017			2017 vs. 2016
(Dollars in millions)	2018	2017	Change	%	2016	Change	%
Mortgage interest	$25.0	$19.1	$5.9	30.9%	$15.1	$4.0	26.5%
Other interest	32.3	16.2	16.1	99.4	8.5	7.7	90.6
Capitalized interest	(1.3)	(0.5)	(0.8)	160.0	(0.4)	(0.1)	25.0
Total other interest expense	$56.0	$34.8	$21.2	60.9%	$23.2	$11.6	50.0%

The increase in other interest expense in 2018 compared to 2017 was primarily due to the issuance of $300 million in aggregate principal amount of 5.25% Senior Notes due 2025 in July 2017 and increases in mortgage borrowings related to acquisitions. See also Note 6 of Notes to Consolidated Financial Statements for additional information.

The increase in other interest expense in 2017 compared to 2016 was also primarily due to the issuance of our 5.25% Senior Notes due 2025 in July 2017 and an increase in other interest related to higher volumes of borrowing on our credit facility and higher mortgage borrowings.

Other Income (Expense), net
Other income (expense), net primarily includes other income associated with legal settlements with the OEMs, interest income and the gains and losses related to equity-method investments.

	Year Ended December 31,
			2018 vs. 2017			2017 vs. 2016
(Dollars in millions)	2018	2017	Change	%	2016	Change	%
Other income (expense), net	$8.8	$12.2	(3.4)	NM	(6.1)	18.3	NM
NM - Not meaningful

The decrease in other income (expense), net in 2018 compared to 2017 was primarily due to a $9.1 million gain related to legal settlements with OEMs associated with diesel emissions litigation recorded in the first quarter of 2017. 2018 included gains totaling approximately $2.9 million related to proceeds from corporate owned life insurance and gains on miscellaneous investments.

The increase in other income (expense), net in 2017 compared to 2016 was primarily due to $8.3 million in operating losses recorded in 2016 related to our equity-method investment with U.S. Bancorp Community Development Corporation, which we exited in December 2016, compared to the $9.1 million gain recorded in 2017 related to legal settlements with OEMs as discussed above.

Income Tax Provision
Our effective income tax rate was as follows:

	Year Ended December 31,
	2018	2017	2016
Effective income tax rate	21.3%	29.3%	30.5%
Effective income tax rate excluding tax credits generated through our equity-method investment and other non-core items(1)	25.6%	38.7%	38.6%

(1)	See “Non-GAAP Reconciliations” for more details

Our effective income tax rate in 2018 was positively impacted by the enactment of tax legislation commonly known as the Tax Cuts and Jobs Act (the "Act"), signed into law on December 22, 2017, which reduced the Federal corporate income tax rate to 21.0%. Our effective income tax rate in 2018 also benefited from return to provision adjustments to our income tax receivable and deferred taxes as a result of finalizing calculations supporting our 2017 federal income tax return. These adjustments are the result of tax planning undertaken in 2018 to change certain established tax accounting methods. Additionally, our effective income tax rate in 2018 was positively impacted by excess tax benefits related to our stock-based compensation and the revaluation of certain acquired deferred tax liabilities, resulting in a lower effective rate than expected for the full year. Partially offsetting these benefits were negative impacts from an increasing presence in states with higher income tax rates, including the impact of New Jersey Assembly Bill 4202, and the impact of tax reform on the deductibility of officer compensation. We continued to refine our calculations during 2018 and the accounting for the effects of the Act has been completed.

Our effective income tax rate for 2017 was also positively impacted by the Act, as well as by new stock guidance during 2017 that was applied to our stock-based compensation. Our effective income tax rate for 2016 was positively impacted by new markets tax credits that were generated through our equity-method investment with U.S. Bancorp Community Development Corporation.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (in millions, except per share amounts):

	Year Ended December 31, 2018
	As reported	Disposal gain on sale of stores	Asset impairment	Insurance Reserves	Acquisition expenses	Tax Attribute	Adjusted
Asset impairments	$1.3	$—	$(1.3)	$—	$—	$—	$—

Selling, general and administrative	1,253.3	15.4	—	(1.5)	(3.3)	—	1,263.9

Operating income	447.0	(15.4)	1.3	1.5	3.3	—	437.7

Income before income taxes	$337.5	$(15.4)	$1.3	$1.5	$3.3	$—	$328.2
Income tax (provision) benefit	(71.8)	4.0	(0.3)	(0.4)	(0.9)	(14.8)	(84.2)
Net income	$265.7	$(11.4)	$1.0	$1.1	$2.4	$(14.8)	$244.0

Diluted net income per share	$10.86	$(0.47)	$0.04	$0.05	$0.10	$(0.60)	$9.98
Diluted share count	24.5

	Year Ended December 31, 2017
	As reported	Disposal gain on sale of stores	Insurance Reserves	Acquisition expenses	OEM Settlement	Tax Reform	Adjusted
Selling, general and administrative	$1,049.4	$5.1	$(5.6)	$(5.7)	$—	$—	$1,043.2

Operating income	409.0	(5.1)	5.6	5.7	—	—	415.2

Other (expense) income, net	12.2	—	—	—	(9.1)	—	3.1

Income before income taxes	$347.1	$(5.1)	$5.6	$5.7	$(9.1)	$—	$344.2
Income tax (provision) benefit	(101.9)	2.5	(2.2)	(2.2)	3.4	(32.9)	(133.3)
Net income	$245.2	$(2.6)	$3.4	$3.5	$(5.7)	$(32.9)	$210.9

Diluted net income per share	$9.75	$(0.10)	$0.14	$0.14	$(0.23)	$(1.31)	$8.39
Diluted share count	25.1

	Year Ended December 31, 2016
	As reported	Disposal gain on sale of stores	Legal Reserve	Equity-method investment	Tax attribute	Adjusted
Asset impairments	$14.0	$—	$—	$(14.0)	$—	$—

Selling, general and administrative	899.6	1.1	(3.9)	—	—	896.8

Income from operations	338.4	(1.1)	3.9	14.0	—	355.2

Other (expense) income, net	(6.1)	—	—	8.3	—	2.2

Income before income taxes	$283.5	$(1.1)	$3.9	$22.3	$—	$308.6
Income tax (provision) benefit	(86.4)	0.4	(3.2)	(28.6)	(1.3)	(119.1)
Net income	$197.1	$(0.7)	$0.7	$(6.3)	$(1.3)	$189.5

Diluted net income per share	$7.72	$(0.03)	$0.03	$(0.25)	$(0.05)	$7.42
Diluted share count	25.5

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

Available Sources
Below is a summary of our immediately available funds (in millions):

	As of December 31,
	2018	2017	Change	%
Cash and cash equivalents	$31.6	$57.3	$(25.7)	(44.9)%
Available credit on the credit facilities	179.6	222.5	(42.9)	(19.3)
Total current available funds	211.2	279.8	(68.6)	(24.5)
Estimated funds from unfinanced real estate	247.7	236.1	11.6	4.9
Total estimated available funds	$458.9	$515.9	$(57.0)	(11.0)

Cash flows generated by operating activities and from our credit facility are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of December 31, 2018, our unencumbered owned operating real estate had a book value of $330.2 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $247.7 million at December 31, 2018; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows (in millions):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$519.7	$148.9	$90.9
Net cash used in investing activities	(557.1)	(538.2)	(351.7)
Net cash provided by financing activities	11.7	396.3	266.1

Operating Activities
Cash provided by operating activities increased $370.8 million in 2018 compared to 2017, primarily as a result of increased profitability and a decrease in trade receivables growth related to the timing of collections, a decrease in growth of same store inventory levels, an increase in floor plan notes payable due to a higher level of inventories floored through our manufacturer partners, and increases related to deferred tax balances that were positively impacted by the recently enacted tax legislation compared to the previous year's cash flows.

In 2018, we entered into a floor plan credit facility with Ford Motor Credit Company. This facility provides floor plan financing for new vehicle inventory at all of our Ford stores. As this facility is provided through a manufacturer partner, we classify these changes as an operating activity. During 2018 we reclassified $214.4 million from financing activities to operating activities as these funds were used to pay off our Ford inventory previously floored under our syndicated line.

Borrowings from and repayments to our syndicated lending group related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory and the associated financing, we also consider our net cash provided by operating activities adjusted to include cash activity associated with our new vehicle credit facility.

Adjusted net cash provided by operating activities is presented below (in millions):

	Year Ended December 31,
			2018 vs. 2017		2017 vs. 2016
(Dollars in millions)	2018	2017	Change	2016	Change
Net cash provided by operating activities – as reported	$519.7	$148.9	370.8	90.9	58.0
Add (Less): Net borrowings on floor plan notes payable: non-trade	(21.9)	241.5	(263.4)	252.9	(11.4)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(120.0)	(111.0)	(9.0)	(94.5)	(16.5)
Net cash provided by operating activities – adjusted	$377.8	$279.4	$98.4	$249.3	$30.1

Inventories are the most significant component of our cash flow from operations. As of December 31, 2018, our new vehicle days supply was 71 days, or two days higher than our days supply as of December 31, 2017. Our days supply of used vehicles was 66 days, or one day lower than our days supply as of December 31, 2017. We calculate days supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $557.1 million and $538.2 million, respectively, for 2018 and 2017. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities (in millions):

	Year Ended December 31,
			2018 vs. 2017		2017 vs. 2016
(Dollars in millions)	2018	2017	Change	2016	Change
Capital expenditures	$(158.0)	$(105.4)	(52.6)	(100.8)	(4.6)
Cash paid for acquisitions, net of cash acquired	(373.8)	(460.4)	86.6	(234.7)	(225.7)
Cash paid for other investments	(62.7)	(8.6)	(54.1)	(30.3)	21.7
Proceeds from sales of stores	34.3	20.9	13.4	11.9	9.0

Capital Expenditures
Below is a summary of our capital expenditure activities (in millions):

	Year Ended December 31,
	2018	2017	2016
Post-acquisition capital improvements	$59.0	$41.2	$31.5
Facilities for open points	8.4	0.5	—
Purchases of previously leased facilities	7.9	—	24.0
Existing facility improvements	53.5	29.6	24.2
Maintenance	29.2	34.1	21.1
Total capital expenditures	$158.0	$105.4	$100.8

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

Acquisitions
We focus on acquiring stores using our value-based strategy at purchase prices that meet our return thresholds and strategic objectives. We look for acquisitions that diversify our brand and geographic mix as we continue to evaluate our portfolio to minimize exposure to any one manufacturer and achieve financial returns.

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by these transactions are recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below (dollars in millions):

	Year Ended December 31,
	2018	2017	2016
Number of stores acquired	17	18	15
Number of stores opened	1	1	1
Number of franchises added	—	—	1

Cash paid for acquisitions, net of cash acquired	$(373.8)	$(460.4)	$(234.7)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	120.0	111.0	94.5
Cash paid for acquisitions, net of cash acquired – adjusted	$(253.8)	$(349.4)	$(140.2)

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Other Investments
During the third quarter of 2018, we entered into a strategic partnership with Shift Technologies, Inc., a San Francisco-based digital retailer. Shift provides an innovative platform to consumers for a digital vehicle purchase and selling experience, providing vehicle pickup and delivery at a customer's location. We invested $54 million, leading the series D fundraising round and becoming the largest shareholder.

Financing Activities
Net cash provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows (in millions):

	Year Ended December 31,
	2018	2017	2016
Cash provided by financing activities, as reported	$11.7	$396.3	$266.1
Add (Less): Borrowings on floor plan notes payable: non-trade	21.9	(241.5)	(252.9)
Cash provided by financing activities, as adjusted	$33.6	$154.8	$13.2

During 2018 we reclassified $214.4 million from financing activities to operating activities related to the payoff of Ford new vehicle inventories that were previously floored through our syndicated line and are now floored through a floor plan credit facility with Ford Motor Credit Company. As this facility is provided through a manufacturer partner, we classify these changes as an operating activity.

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above (in millions):

	Year Ended December 31,
			2018 vs. 2017		2017 vs. 2016
(Dollars in millions)	2018	2017	Change	2016	Change
Net borrowings (repayments) on lines of credit	$191.8	$(81.7)	$273.5	$121.3	$(203.0)
Principal payments on long-term debt and capital leases, other	(26.1)	(50.3)	24.2	(27.7)	(22.6)
Proceeds from the issuance of long-term debt	62.1	395.9	(333.8)	66.5	329.4
Repurchases of common stock	(148.9)	(33.8)	(115.1)	(112.9)	79.1
Dividends paid	(27.7)	(26.5)	(1.2)	(24.1)	(2.4)
Other financing activity	—	(33.4)	33.4	—	(33.4)

Borrowing and Repayment Activity
During 2018, we raised net proceeds of $62.1 million through mortgages and borrowed $191.8 million, net, on our lines of credit. These funds were primarily used for acquisitions, share repurchases and capital expenditures.

Our debt to total capital ratio, excluding floor plan notes payable, was 53.6% at December 31, 2018 compared to 49.2% at December 31, 2017. We partially funded our 2018 acquisition activity with additional debt.

Equity Transactions
Under the share repurchase program authorized by our Board of Directors and repurchases associated with stock compensation activity, we repurchased 2.1 million shares of our Class A common stock at an average price of $85.10 per share in 2018. During the fourth quarter of 2018, our Board of Directors increased our share repurchase authorization by an additional $250 million. As of December 31, 2018, we had $233.6 million available for repurchase under the program. The authority to repurchase does not have an expiration date.

In order to lower the average cost of acquiring shares in our ongoing share repurchase program, in December 2017, we entered into a structured repurchase agreement involving the use of capped call options for the purchase of our Class A common stock. We paid a fixed sum upon execution of the agreement in exchange for the right to receive either a pre-determined amount of cash or stock. As of December 31, 2018, the capped call options had expired and all outstanding options were settled.

During 2018, we paid dividends on our Class A and Class B Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2018	$0.27	$6.7
May 2018	0.29	7.2
August 2018	0.29	7.0
November 2018	0.29	6.8

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt (in millions):

	Outstanding as of December 31, 2018	Remaining Available as of December 31, 2018
Floor plan notes payable: non-trade	$1,733.3	$—	(1)
Floor plan notes payable	324.4	—
Used vehicle inventory financing facility	332.0	—	(2)
Revolving lines of credit	131.6	179.6	(2),(3)
Real estate mortgages	592.3	—
5.25% Senior notes due 2025	300.0	—
Other debt	34.2	—
Unamortized debt issuance costs	(6.0)	—	(4)
Total debt	$3,441.8	$179.6

(1)	As of December 31, 2018, we had a $2.0 billion new vehicle floor plan commitment as part of our credit facility.

(2)	The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.

(3)	Available credit is based on the borrowing base amount effective as of November 30, 2018. This amount is reduced by $12.3 million for outstanding letters of credit.

(4)
We adopted an accounting standard update that requires debt issuance costs be presented on the balance sheet as a reduction from the carrying amount of the related debt liability. We adopted the standard retrospectively and have presented all debt issuance costs as a reduction from the carrying amount of the related debt liability for both current and prior periods. See Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Credit Facility
Effective June 25, 2018, we amended our syndicated credit facility increasing the total financing commitment to $2.6 billion and extended the term to July 2023. This syndicated credit facility is comprised of 20 financial institutions, including seven manufacturer-affiliated finance companies.

We have the option to reallocate the commitments, provided that the used vehicle inventory floor plan financing commitment does not exceed 16.5% of aggregate commitments, the revolving loan commitment does not exceed 18.75% of aggregate commitments, and the sum of these commitments plus the new vehicle inventory floor plan financing commitment does not exceed the aggregate total financing commitment of $2.6 billion. Additionally, we may request an increase in the aggregate new vehicle floor plan commitment of up to $400 million provided that the aggregate commitment does not exceed $3 billion total availability. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 3.77% at December 31, 2018. The annual interest rate associated with both our used vehicle inventory financing facility and our revolving line of credit was 4.02% at December 31, 2018.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2018
Current ratio	Not less than 1.10 to 1	1.27 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	1.91 to 1
Leverage ratio	Not more than 5.00 to 1	2.86 to 1

As of December 31, 2018, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Other Lines of Credit
During 2018 we entered into a revolving line of credit agreement with Ford Motor Credit Company. The revolving line of credit includes a commitment of up to $40 million, secured by certain assets and up to another $20 million unsecured. The interest rate on this revolving line varies based upon which component is utilized, with a rate of one-month LIBOR plus 2.70% for the secured commitment and one-month LIBOR plus 5.55% for the unsecured commitment. Including this new revolving line with Ford, we have other lines of credit with a total financing commitment of $60.5 million for general corporate purposes, including acquisitions and working capital. Substantially all of these other lines of credit mature in 2021 and have interest rates ranging up to 8.07%. As of December 31, 2018, $0.4 million was outstanding on these other lines of credit.

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. As discussed above in Operating activities, during 2018 we expanded our floor plan agreement with Ford Motor Credit Company. This facility provides floor plan financing for new vehicle inventory at all of our Ford stores. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of December 31, 2018, $324.4 million was outstanding on these agreements at interest rates ranging up to 6.75%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 5.3% at December 31, 2018. The mortgages are payable in various installments through August 2038. As of December 31, 2018, we had fixed interest rates on 69.5% of our outstanding mortgage debt.

Our other debt includes capital leases and sellers’ notes. The interest rates associated with our other debt ranged from 3.1% to 8.0% at December 31, 2018. This debt, which totaled 34.2 million at December 31, 2018, is due in various installments through December 2050.

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

Contractual Payment Obligations
A summary of our contractual commitments and obligations as of December 31, 2018, was as follows (in millions):

	Payments Due By Period
Contractual Obligation	Total	2019	2020 and 2021	2022 and 2023	2024 and beyond
Floor plan notes payable: non-trade(1)	$1,733.3	$1,733.3	$—	$—	$—
Floor plan notes payable(1)	324.4	324.4	—	—	—
Used vehicle inventory financing facility(1)	332.0	—	—	332.0	—
Revolving lines of credit(1)(3)	131.6	0.4	—	131.2	—
Real estate mortgages, including interest(3)	765.9	49.4	139.0	159.0	418.5
5.25% Senior Notes Due 2025, including interest (3)	410.3	15.8	31.5	31.5	331.5
Other debt, including capital leases and interest	362.0	3.6	7.4	7.3	343.7
Charge-backs on various contracts	56.0	30.7	22.6	2.7	—
Operating leases(2)	464.9	43.6	78.9	65.6	276.8
Self-insurance programs	39.8	15.4	18.2	3.4	2.8
	$4,620.2	$2,216.6	$297.6	$732.7	$1,373.3

(1)
Amounts for new vehicle floor plan commitment, floor plan notes payable, the used vehicle inventory financing facility and the revolving lines of credit do not include estimated interest payments. See Notes 1 and 6 of Notes to Consolidated Financial Statements.

(2)
Amounts for operating lease commitments do not include sublease income, and certain operating expenses such as maintenance, insurance and real estate taxes. See Note 7 of Notes to Consolidated Financial Statements.

(3)	Balances exclude net impact of debt issuance costs. See Note 6 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Inflation and Changing Prices
Inflation and changing prices did not have a material impact on our revenues or income from operations in the years ended December 31, 2018, 2017 and 2016.

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

Our most critical accounting estimates include those related to goodwill and franchise value, income taxes, and acquisitions. We also have other key accounting policies for valuation of accounts receivable and expense accruals. However, these policies either do not meet the definition of critical accounting estimates described above or are not currently material items in our financial statements. We review our estimates, judgments and assumptions periodically and reflect the effects of revisions in the period that they are deemed to be necessary. We believe that these estimates are reasonable. However, actual results could differ materially from these estimates.

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

We have the option to qualitatively or quantitatively assess goodwill for impairment and, in 2018, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment.

As of December 31, 2018, we had $434.9 million of goodwill on our balance sheet associated with 166 reporting units. No reporting unit accounted for more than 2.5% of our total goodwill as of December 31, 2018. The annual goodwill impairment analysis, which we perform as of October 1 of each year, did not result in an indication of impairment in 2018, 2017 or 2016.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual store basis. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. In 2018, we evaluated our indefinite-lived intangible assets using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the individual store's franchise value exceeds the carrying amount, the franchise value is not impaired and the second step is not necessary. If the qualitative assessment determines it is more likely than not that the fair value is less than the carrying amount, then a quantitative valuation of our franchise value is performed and an impairment would be recorded.

As of December 31, 2018, we had $288.7 million of franchise value on our balance sheet associated with 166 stores. No individual store accounted for more than 6.3% of our total franchise value as of December 31, 2018. Our impairment testing of franchise value did not indicate any impairment in 2018, 2017 or 2016.

We are subject to financial statement risk to the extent that our goodwill or franchise rights become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations. Furthermore, if a manufacturer becomes insolvent, we may be required to record a partial or total impairment on the franchise value and/or goodwill related to that manufacturer. No individual manufacturer accounted for more than 17.6% of our total franchise value and goodwill as of December 31, 2018.

See Notes 1 and 5 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Income Taxes
As of December 31, 2018, we had deferred tax assets of $87.2 million, net of valuation allowance of $1.1 million, and deferred tax liabilities of $178.4 million. The principal components of our deferred tax assets are related to allowances and accruals, deferred revenue and cancellation reserves. The principal components of our deferred tax liabilities are related to depreciation on property and equipment, inventories and goodwill. As a result of the tax reform passed in December 2017, we recorded a reduction in the value of our net deferred tax liability of $15.8 million.

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

As of December 31, 2018, we had a $1.1 million valuation allowance against our deferred tax assets associated with state net operating losses. Since these amounts are dependent on generating future taxable income, we evaluated the income expectations in the underlying states and determined that it is unlikely these amounts will be fully utilized. If we are unable to meet the projected taxable income levels utilized in our analysis, and depending on the availability of feasible tax planning strategies, we might record an additional valuation allowance on a portion or all of our deferred tax assets in the future.

See Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

See Notes 1 and 14 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

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

Our variable-rate floor plan notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. As of December 31, 2018, we had $2.7 billion outstanding under such agreements at a weighted average interest rate of 3.8% per annum. A 10% increase in interest rates, or 38 basis points, would increase annual interest expense by approximately $7.7 million, net of tax, based on amounts outstanding as of December 31, 2018.

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

As of December 31, 2018, we had $745.8 million of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between January 12, 2019 and December 31, 2050. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $727.3 million as of December 31, 2018.

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

Item 8. Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15 of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2018 is included following the financial statements and notes thereto.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal controls over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excludes the operations of the seventeen stores acquired in 2018, which represented 9% of total assets as of December 31, 2018 and 8% of total revenues for the year ended December 31, 2018.

Based on our assessment, our management concluded that, as of December 31, 2018, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2018, which is included in Item 8 of this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our Proxy Statement for our 2019 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2018, is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our Proxy Statement for our 2019 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2018, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Information
The following table summarizes equity securities authorized for issuance as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by shareholders	409,865	$—	(1)	1,403,645
Equity compensation plans not approved by shareholders	—	—		—
Total	409,865	$—		1,403,645

(1)	There is no exercise price associated with our restricted stock units.

(2)	Includes 1,265,002 shares available pursuant to our 2013 Amended and Restated Stock Incentive Plan and 138,643 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included in our Proxy Statement for our 2019 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2018, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our Proxy Statement for our 2019 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2018, is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

Information required by this item will be included in our Proxy Statement for our 2019 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2018, is incorporated herein by reference.

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

10.1*	2009 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement for its 2009 annual meeting of shareholders filed on March 20, 2009)

10.1.1*	Amendment 2014-1 to the Lithia Motors, Inc. 2009 Employee Stock Purchase Plan (incorporated by reference to exhibit 10.1.1 to the Company’s Form 10-K for the year ended December 31, 2014)

Exhibit	Description

10.2*	Lithia Motors, Inc. 2013 Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 2, 2013)

10.2.1*	RSU Deferral Plan (incorporated by reference to exhibit 10.3.1 to the Company’s Form 10-K for the year ended December 31, 2011)

10.2.2*	Amendment to RSU Deferral Plan (incorporated by reference to exhibit 10.2.2 to the Company’s Form 10-K for the year ended December 31, 2014)

10.2.3*	Restricted Stock Unit (RSU) Deferral Election Form (incorporated by reference to exhibit 10.2.3 to the Company’s Form 10-K for the year ended December 31, 2014)

10.3*
Form of Restricted Stock Unit Agreement (2016 Performance- and Time-Vesting) (for Senior Executives) (incorporated by reference to exhibit 10.3.3 to the Company’s Form 10-K for the year ended December 31, 2015)

10.3.1*
Form of Restricted Stock Unit Agreement (2017 Performance- and Time-Vesting) (for Senior Executives) (incorporated by reference to exhibit 10.3.1 to the Company's Form 10-K for the year ended December 31, 2016)

10.3.2*
Form of Restricted Stock Unit Agreement (2018 Performance- and Time-Vesting) (for Senior Executives) (incorporated by reference to exhibit 10.3.2 to the Company's Form 10-K for the year ended December 31, 2017)

10.3.3*	Form of Restricted Stock Unit Agreement (2019 Performance- and Time-Vesting) (for Senior Executives)

10.3.4*	Form of Restricted Stock Unit Agreement (Time-Vesting)

10.4*	Lithia Motors, Inc. 2013 Discretionary Support Services Variable Performance Compensation Plan (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed May 2, 2013)

10.5*	Form of Outside Director Nonqualified Deferred Compensation Agreement (incorporated by reference to exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2005)

10.6
Second Amended and Restated Loan Agreement, dated June 25, 2018, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed June 29, 2018)

10.6.1
First Amendment to Second Amended and Restated Loan Agreement, dated August 31, 2018, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association (incorporated by reference to exhibit 10.1 to the Company's Form 10-Q filed October 26,2018)

10.6.2
Second Amendment to Second Amended and Restated Loan Agreement, dated October 19, 2018, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association

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

10.11*	Transition Agreement dated September 14, 2015 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 17, 2015)

Exhibit	Description

10.11.1*	Amendment to Transition Agreement dated January 22, 2019 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.1 to the Company's Form 8-K filed January 25, 2019)

10.11.2*	Class B Conversion Agreement dated January 22, 2019 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.2 to the Company's Form 8-K filed January 25, 2019)

10.12*	Director Service Agreement effective January 1, 2016 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 17, 2015)

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

(1)
Substantially similar agreements exist between Lithia Motors, Inc. and each of Mark DeBoer, Tom Dobry, Scott Hillier, Christopher S. Holzshu, Erik Lewis, George Liang, John F. North III, and Bryan Osterhout. The "Cash Change in Control Benefits" under the agreements with Mark DeBoer and Tom Dobry provide for 12 months of base salary rather than 24 months.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2019	LITHIA MOTORS, INC.

By /s/ Bryan B. DeBoer
Bryan B. DeBoer
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 22, 2019:

Signature	Title

/s/ Bryan B. DeBoer	Director, President and Chief Executive Officer. (Principal Executive Officer)
Bryan B. DeBoer

/s/ John F. North, III	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)
John F. North, III

/s/ Sidney B. DeBoer	Chairman of the Board
Sidney B. DeBoer

/s/ Thomas R. Becker	Director
Thomas Becker

/s/ Susan O. Cain	Director
Susan O. Cain

/s/ Louis P. Miramontes	Director
Louis P. Miramontes

/s/ Kenneth E. Roberts	Director
Kenneth E. Roberts

/s/ David J. Robino	Director
David J. Robino

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
February 22, 2019

 Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Lithia Motors, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired 17 stores during 2018, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, all of these acquired stores’ internal control over financial reporting. The total assets of these 17 stores represented approximately 9% of consolidated total assets as of December 31, 2018 and approximately 8% of consolidated revenues for the year ended December 31, 2018. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these 17 stores.

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

/s/ KPMG LLP
Portland, Oregon
February 22, 2019

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In millions)
	December 31,
	2018	2017
Assets
Current Assets:
Cash and cash equivalents	$31.6	$57.3
Accounts receivable, net of allowance for doubtful accounts of $7.2 and $7.4	529.4	521.9
Inventories, net	2,365.3	2,132.7
Other current assets	65.1	70.9
Total Current Assets	2,991.4	2,782.8

Property and equipment, net of accumulated depreciation of $240.5 and $197.8	1,448.0	1,185.2
Goodwill	434.9	256.3
Franchise value	288.7	187.0
Other non-current assets	221.0	271.8
Total Assets	$5,384.0	$4,683.1

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$324.4	$116.8
Floor plan notes payable: non-trade	1,733.3	1,802.3
Current maturities of long-term debt	25.9	18.9
Trade payables	126.3	111.4
Accrued liabilities	283.6	251.6
Total Current Liabilities	2,493.5	2,301.0

Long-term debt, less current maturities	1,358.2	1,028.5
Deferred revenue	121.7	103.1
Deferred income taxes	91.2	56.3
Other long-term liabilities	122.2	111.0
Total Liabilities	4,186.8	3,599.9

Stockholders' Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100.0 shares; issued and outstanding 22.0 and 24.0	—	149.1
Class B common stock - no par value; authorized 25.0 shares; issued and outstanding 1.0 and 1.0	0.1	0.1
Additional paid-in capital	35.0	11.3
Retained earnings	1,162.1	922.7
Total Stockholders' Equity	1,197.2	1,083.2
Total Liabilities and Stockholders' Equity	$5,384.0	$4,683.1

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In millions, except per share amounts)
	Year Ended December 31,
	2018	2017	2016
Revenues:
New vehicle	$6,602.8	$5,763.6	$4,938.4
Used vehicle retail	3,079.0	2,544.4	2,227.0
Used vehicle wholesale	331.3	277.8	276.6
Finance and insurance	454.8	385.9	330.9
Service, body and parts	1,222.3	1,015.8	844.5
Fleet and other	131.2	99.0	60.8
Total revenues	11,821.4	10,086.5	8,678.2
Cost of sales:
New vehicle	6,217.7	5,423.8	4,649.0
Used vehicle retail	2,756.1	2,257.6	1,963.3
Used vehicle wholesale	325.8	273.0	272.3
Service, body and parts	621.6	522.7	434.2
Fleet and other	123.2	93.3	58.1
Total cost of sales	10,044.4	8,570.4	7,376.9
Gross profit	1,777.0	1,516.1	1,301.3
Asset impairments	1.3	—	14.0
Selling, general and administrative	1,253.3	1,049.4	899.6
Depreciation and amortization	75.4	57.7	49.3
Operating income	447.0	409.0	338.4
Floor plan interest expense	(62.3)	(39.3)	(25.6)
Other interest expense	(56.0)	(34.8)	(23.2)
Other income (expense), net	8.8	12.2	(6.1)
Income before income taxes	337.5	347.1	283.5
Income tax provision	(71.8)	(101.9)	(86.4)
Net income	$265.7	$245.2	$197.1

Basic net income per share	$10.91	$9.78	$7.76
Shares used in basic per share calculations	24.4	25.1	25.4

Diluted net income per share	$10.86	$9.75	$7.72
Shares used in diluted per share calculations	24.5	25.1	25.5

Cash dividends paid per Class A and Class B share	$1.14	$1.06	$0.95

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In millions)
	Year Ended December 31,
	2018	2017	2016
Net income	$265.7	$245.2	$197.1
Other comprehensive income, net of tax:
Gain on cash flow hedges, net of tax expense of $0, $0 and $0.2	—	—	0.3
Comprehensive income	$265.7	$245.2	$197.4

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity (In millions)
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	23.6	$258.5	2.6	$0.3	$38.8	$(0.3)	$530.8	$828.1
Net income	—	—	—	—	—	—	197.1	197.1
Gain on cash flow hedges, net of tax expense of $0.2	—	—	—	—	—	0.3	—	0.3
Issuance of stock in connection with employee stock plans	0.1	6.9	—	—	—	—	—	6.9
Issuance of restricted stock to employees	0.2	—	—	—	—	—	—	—
Repurchase of Class A common stock	(1.4)	(112.9)			—	—	—	(112.9)
Class B common stock converted to Class A common stock	0.8	0.1	(0.8)	(0.1)	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	13.0	—	—	2.4	—	—	15.4
Dividends paid	—	—	—	—	—	—	(24.1)	(24.1)
Balance at December 31, 2016	23.3	165.6	1.8	0.2	41.2	—	703.8	910.8
Adjustment to adopt ASU 2016-09	—	—	—	—	(0.2)	—	0.2	—
Net income	—	—	—	—	—	—	245.2	245.2
Issuance of stock in connection with employee stock plans	0.1	7.5	—	—	—	—	—	7.5
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—	—
Repurchase of Class A common stock	(0.4)	(33.8)	—	—	—	—	—	(33.8)
Class B common stock converted to Class A common stock	0.8	0.1	(0.8)	(0.1)	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	7.6	—	—	3.7	—	—	11.3
Option premiums paid	—	—	—	—	(33.4)	—	—	(33.4)
Dividends paid	—	—	—	—	—	—	(26.5)	(26.5)
Issuance of stock in connection with acquisitions	—	2.1	—	—	—	—	—	2.1
Balance at December 31, 2017	23.9	149.1	1.0	0.1	11.3	—	922.7	1,083.2
Net income	—	—	—	—	—	—	265.7	265.7
Issuance of stock in connection with employee stock plans	0.1	10.1	—	—	—	—	—	10.1
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—	—
Repurchase of Class A common stock	(2.1)	(168.5)	—	—	19.6	—	—	(148.9)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	9.3	—	—	4.1	—	—	13.4
Dividends paid	—	—	—	—	—	—	(27.7)	(27.7)
Cumulative effect adjustment to adopt ASC 606	—	—	—	—	—	—	1.4	1.4
Balance at December 31, 2018	22.0	$—	1.0	$0.1	$35.0	$—	$1,162.1	$1,197.2

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In millions)
	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$265.7	$245.2	$197.1
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	1.3	—	14.0
Depreciation and amortization	75.4	57.7	49.3
Stock-based compensation	13.3	11.3	11.0
Loss (gain) on disposal of other assets	0.2	(0.4)	(4.3)
Gain from disposal activities	(15.1)	(5.1)	(1.1)
Deferred income taxes	33.0	(2.8)	10.1
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	4.7	(57.4)	(106.0)
Inventories	(108.9)	(193.1)	(168.8)
Other assets	(16.0)	(3.1)	(13.3)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	196.9	20.3	16.4
Trade payables	15.1	20.0	16.4
Accrued liabilities	28.9	37.2	42.9
Other long-term liabilities and deferred revenue	25.2	19.1	27.2
Net cash provided by operating activities	519.7	148.9	90.9

Cash flows from investing activities:
Capital expenditures	(158.0)	(105.4)	(100.8)
Proceeds from sales of assets	3.1	15.3	2.2
Cash paid for other investments	(62.7)	(8.6)	(30.3)
Cash paid for acquisitions, net of cash acquired	(373.8)	(460.4)	(234.7)
Proceeds from sales of stores	34.3	20.9	11.9
Net cash used in investing activities	(557.1)	(538.2)	(351.7)

Cash flows from financing activities:
(Repayments) borrowings on floor plan notes payable: non-trade, net	(21.9)	241.5	252.9
Borrowings on lines of credit	2,691.4	1,754.5	1,244.3
Repayments on lines of credit	(2,499.6)	(1,836.2)	(1,123.1)
Principal payments on long-term debt, scheduled	(26.5)	(18.2)	(16.7)
Principal payments on long-term debt and capital leases, other	(26.1)	(50.3)	(27.7)
Proceeds from issuance of long-term debt	62.1	395.9	66.5
Payment of debt issuance costs	(0.4)	(4.7)	—
Proceeds from issuance of common stock	10.1	7.5	6.9
Repurchase of common stock	(148.9)	(33.8)	(112.9)
Dividends paid	(27.7)	(26.5)	(24.1)
Payments of contingent consideration related to acquisitions	(0.8)	—	—
Other financing activity	—	(33.4)	—
Net cash provided by financing activities	11.7	396.3	266.1
(Decrease) increase in cash and cash equivalents	(25.7)	7.0	5.3
Cash and cash equivalents at beginning of year	57.3	50.3	45.0
Cash and cash equivalents at end of year	$31.6	$57.3	$50.3

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$117.1	$68.9	$49.7
Cash paid during the period for income taxes, net	32.9	127.3	57.2
Floor plan debt paid in connection with store disposals	33.1	3.7	5.3

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$125.1	$1.8	$—
Non-cash assets transferred in connection with acquisitions	—	—	2.6
Debt assumed in connection with acquisitions	10.8	84.3	48.1
Acquisition of assets with capital leases	—	—	8.9
Issuance of Class A common stock in connection with acquisition	—	2.1	—

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization and Business
We are one of the largest automotive retailers in the United States and are among the fastest growing companies in the Fortune 500 (#294-2018) with 182 stores representing 28 brands in 18 states. We offer vehicles online and through our nationwide retail network. Our "Growth Powered by People" strategy drives us to innovate and continuously improve the customer experience. Our dealerships are located across the United States. We seek domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment.

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

Inventories
Inventories are valued at the lower of net realizable value or cost, using the specific identification method for new vehicles, pooled approach for used vehicles, and the lower of cost (first-in, first-out) or market method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Certain acquired inventories are valued using the last-in first-out (LIFO) method. The LIFO reserve associated with this inventory as of December 31, 2018 and 2017 was immaterial.

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

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels, and betterments are capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. For the years ended December 31, 2018, 2017 and 2016, we recorded capitalized interest of $1.3 million, $0.5 million and $0.4 million, respectively.

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

We test our goodwill for impairment on October 1 of each year. In 2018, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment. See Note 5.

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

We test our franchise value for impairment on October 1 of each year. In 2018, we evaluated our franchise value using a qualitative assessment process. If the qualitative factors discussed above determine that it is more likely than not that the fair value of the individual store's franchise value exceeds the carrying amount, the franchise value is not impaired and the second step is not necessary. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying value, then a quantitative valuation of our franchise value is performed and an impairment would be recorded. See Note 5.

Equity-Method Investments
In 2016, we owned investments in certain partnerships which we accounted for under the equity method. These investments were included as a component of other non-current assets in our Consolidated Balance Sheets. We determined that we lacked certain characteristics to direct the operations of the businesses and, as a result, did not qualify to consolidate these investments. Activity related to our equity-method investments is recognized in our Consolidated Statements of Operations as follows:

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

Advertising
We expense production and other costs of advertising as incurred as a component of selling, general and administrative expense. Additionally, manufacturer cooperative advertising credits for qualifying, specifically-identified advertising expenditures are recognized as a reduction of advertising expense. Advertising expense and manufacturer cooperative advertising credits were as follows (in millions):

Year Ended December 31,	2018	2017	2016
Advertising expense, gross	$134.2	$116.1	$101.7
Manufacturer cooperative advertising credits	(25.5)	(22.8)	(20.3)
Advertising expense, net	$108.7	$93.3	$81.4

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

•
All prior periods presented in our Consolidated Statements of Cash Flows have been adjusted for the presentation of excess tax benefits on the cash flow statement. This resulted in a $4.4 million reclassification between financing and operating cash flows for the year ended December 31, 2016.

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

We have a credit facility with a syndicate of 20 financial institutions, including seven manufacturer-affiliated finance companies. Several of these financial institutions also provide vehicle financing for certain new vehicles, vehicles that are designated for use as service loaners and mortgage financing. This credit facility is the primary source of floor plan financing for our new vehicle inventory and also provides used vehicle financing and a revolving line of credit. The term of the facility extends through July 2023. At maturity, our financial condition could be materially adversely impacted if lenders are unable to provide credit that has typically been extended to us or with terms unacceptable to us. Our financial condition could be materially adversely impacted if these providers incur losses in the future or undergo funding limitations. See Note 6.

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

We have variable rate floor plan notes payable, mortgages and other credit line borrowings that subject us to market risk exposure. At December 31, 2018, we had $2.7 billion outstanding in variable rate debt. These borrowings had interest rates ranging from 3.77% to 6.75% per annum. An increase or decrease in the interest rates would affect interest expense for the period accordingly.

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

We offer a limited warranty on the sale of most retail used vehicles. This warranty is based on mileage and time. We also offer a mileage and time based warranty on parts used in our service repair work and on tire purchases. The cost that may be incurred for these warranties is estimated at the time the related revenue is recorded. A reserve for these warranty liabilities is estimated based on current sales levels, warranty experience rates and estimated costs per claim. The annual activity for reserve increases and claims is immaterial. As of December 31, 2018 and 2017, the accrued warranty balance was $0.5 million and $0.4 million, respectively.

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

We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $149.6 million and $126.1 million as of December 31, 2018, and December 31, 2017, respectively; and we recognized $21.9 million of revenue in the year ended December 31, 2018, related to our opening contract liability balance. Our contract liability balance is included in accrued liabilities and deferred revenue.

Finance and Insurance Sales
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. As a part of the vehicle sale, we seek to arrange financing for customers and sell a variety of add-ons, such as extended warranty service contracts. These products are inherently attached to the governing vehicle and performance of the obligation cannot be performed without the underlying sale of the vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract under the new standard. We recognized a $9.2 million asset associated with future estimated variable consideration on January 1, 2018, related to contracts sold on or before December 31, 2017. Our contract asset balance was $9.2 million as of December 31, 2018, and is included in trade receivables and other non-current assets.

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

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in millions):

December 31,	2018	2017
Contracts in transit	$294.0	$286.6
Trade receivables	54.3	45.9
Vehicle receivables	51.6	60.0
Manufacturer receivables	105.5	96.1
Auto loan receivables	61.5	75.1
Other receivables	6.8	14.6
	573.7	578.3
Less: Allowance for doubtful accounts	(7.2)	(7.4)
Less: Long-term portion of accounts receivable, net	(37.1)	(49.0)
Total accounts receivable, net	$529.4	$521.9

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventories consisted of the following (in millions):

December 31,	2018	2017
New vehicles	$1,700.1	$1,553.8
Used vehicles	576.8	500.0
Parts and accessories	88.4	78.9
Total inventories	$2,365.3	$2,132.7

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle. As of December 31, 2018 and 2017, the carrying value of inventory had been reduced by $21.7 million and $19.8 million, respectively, for assistance received from manufacturers as discussed in Note 1.

Note 4. Property and Equipment

Property and equipment consisted of the following (in millions):

December 31,	2018	2017
Land	$419.7	$346.7
Building and improvements	821.6	685.5
Service equipment	106.3	94.1
Furniture, office equipment, signs and fixtures	283.5	231.5
	1,631.1	1,357.8
Less accumulated depreciation	(240.5)	(197.8)
	1,390.6	1,160.0
Construction in progress	57.4	25.2
	$1,448.0	$1,185.2

Long-lived Asset Impairment Charges
In 2018, we recorded $1.3 million of impairment charges associated with certain property. The long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value. We did not record any impairment charges associated with property and equipment in 2017 or 2016.

Note 5. Goodwill and Franchise Value

The following is a roll-forward of goodwill (in millions):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2016 ¹	$114.8	$106.2	$38.4	$259.4
Adjustments to purchase price allocations [2]	(0.8)	(1.0)	(0.4)	(2.2)
Reductions through divestitures	—	(0.9)	—	(0.9)
Balance as of December 31, 2017 ¹	114.0	104.3	38.0	256.3
Additions through acquisitions [3]	51.4	85.8	43.5	180.7
Reductions through divestitures	(0.9)	(1.2)	—	(2.1)
Balance as of December 31, 2018 [1,4]	$164.5	$188.9	$81.5	$434.9

(1)	Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.

(2)
Our purchase price allocation for the acquisition of the Carbone Auto Group was finalized in the third quarter of 2017, resulting in a reclassification of $2.2 million from goodwill to franchise value.

(3)
Our purchase price allocation for the 2017 acquisition of the Baierl Auto Group was finalized in the second quarter of 2018. Our purchase price allocation for the 2017 acquisitions of the Downtown LA Auto Group, Crater Lake Ford Lincoln, and Crater Lake Mazda were finalized in the third quarter of 2018. Our purchase price allocation for 2018 acquisition of Broadway Ford and the 2017 acquisition of Albany CJD Fiat were finalized in the fourth quarter of 2018. Our purchase price allocation for the 2018 acquisition of Prestige Auto Group is preliminary and was allocated to our segments in the fourth quarter of 2018, but is subject to change upon final valuation analysis. As a result, we added $180.7 million of goodwill in 2018.

(4)
Our purchase price allocation is preliminary for the acquisitions of Ray Laks Honda, Ray Laks Acura, Day Auto Group, and Buhler Ford. The primary balances still subject to analysis are the real estate assets, goodwill allocation to our segments and franchise value. See Note 14.

The following is a roll-forward of franchise value (in millions):

Franchise Value
Balance as of December 31, 2016	$184.3
Additions through acquisitions	0.5
Adjustments to purchase price allocations [1]	2.2
Balance as of December 31, 2017	187.0
Additions through acquisitions [2]	103.5
Reductions through divestitures	(1.8)
Balance as of December 31, 2018 [3]	$288.7

(1)
Our purchase price allocation for the acquisition of the Carbone Auto Group was finalized in the third quarter of 2017, resulting in a reclassification of $2.2 million from goodwill to franchise value.

(2)
Our purchase price allocation for the acquisition of the Baierl Auto Group was finalized in the second quarter of 2018. Our purchase price allocation for the acquisitions of the Downtown LA Auto Group, Crater Lake Ford Lincoln, and Crater Lake Mazda were finalized in the third quarter of 2018. Our purchase price allocation for Broadway Ford and Albany CJD Fiat were finalized in the fourth quarter of 2018. Our purchase price allocation for Prestige Auto Group is preliminary and was allocated to our segments in the fourth quarter of 2018, but is subject to change upon final valuation analysis. As a result, we added $103.5 million of franchise value in 2018.

(3)
Our purchase price allocation is preliminary for the acquisition of the Ray Laks Honda, Ray Laks Acura, Day Auto Group, and Buhler Ford and the associated franchise value has not been allocated to each of our segments. The primary balances still subject to analysis are the real estate assets, goodwill allocation to our segments and franchise value. See Note 14.

Note 6. Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in millions):

December 31,	2018	2017
Floor plan notes payable: non-trade	$1,733.3	$1,802.3
Floor plan notes payable	324.4	116.8
Total floor plan debt	$2,057.7	$1,919.1

Used vehicle inventory financing facility	$332.0	$177.2
Revolving lines of credit	131.6	94.6
Real estate mortgages	592.3	470.0
5.25% Senior notes due 2025	300.0	300.0
Other debt	34.2	12.5
Total long-term debt outstanding	1,390.1	1,054.3
Less: unamortized debt issuance costs	(6.0)	(6.9)
Less: current maturities (net of current debt issuance costs)	(25.9)	(18.9)
Long-term debt	$1,358.2	$1,028.5

Credit Facility
Effective June 25, 2018, we amended our syndicated credit facility increasing the total financing commitment to $2.6 billion which matures in July 2023. Our syndicated credit facility is comprised of 20 financial institutions, including seven manufacturer-affiliated finance companies.

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

Our obligations under our revolving syndicated credit facility are secured by a substantial amount of our assets, including our inventory (including new and used vehicles, parts and accessories), equipment, accounts receivable (and other rights to payment) and our equity interests in certain subsidiaries. Under our revolving syndicated credit facility, our obligations relating to new vehicle floor plan loans are secured only be collateral owned by borrowers of new vehicle floor plan loans under the credit facility.

The interest rate on the credit facility, as amended, varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.50%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 3.77% at December 31, 2018. The annual interest rate associated with both our used vehicle inventory financing facility and our revolving line of credit was 4.02% at December 31, 2018.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2018
Current ratio	Not less than 1.10 to 1	1.27 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	1.91 to 1
Leverage ratio	Not more than 5.00 to 1	2.86 to 1

Other Lines of Credit
During 2018, we entered into a revolving line of credit agreement with Ford Motor Credit Company. The revolving line of credit includes a commitment of up to $40 million, secured by certain assets and up to another $20 million unsecured. The interest rate on this revolving line varies based upon which component is utilized, with a rate of one-month LIBOR plus 2.70% for the secured commitment and one-month LIBOR plus 5.55% for the unsecured commitment. Including this new revolving line with Ford, we have other lines of credit with a total financing commitment of $60.5 million for general corporate purposes, including acquisitions and working capital. Substantially all of these other lines of credit mature in 2021 and have interest rates ranging up to 8.07%. As of December 31, 2018, $0.4 million was outstanding on these other lines of credit.

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. During 2018, we expanded our floor plan agreement with Ford Motor Credit Company. This facility provides floor plan financing for new vehicle inventory at all of our Ford stores. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of December 31, 2018, $324.4 million was outstanding on these agreements at interest rates ranging up to 6.75%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 5.3% at December 31, 2018. The mortgages are payable in various installments through August 1, 2038. As of December 31, 2018, we had fixed interest rates on 69.5% of our outstanding mortgage debt.

Our other debt includes capital leases and sellers’ notes. The interest rates associated with our other debt ranged from 3.1% to 8.0% at December 31, 2018. This debt, which totaled $34.2 million at December 31, 2018, is due in various installments through December 2050.

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

Future Principal Payments
The schedule of future principal payments associated with real estate mortgages, our 5.25% Senior Notes and other debt as of December 31, 2018 was as follows (in millions):

Year Ending December 31,
2019	$26.2
2020	47.3
2021	50.4
2022	68.9
2023	57.6
Thereafter	676.1
Total principal payments	$926.5

Note 7. Commitments and Contingencies

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

The minimum lease payments under our operating and capital leases after December 31, 2018 are as follows (in millions):

Year Ending December 31,
2019	$43.6
2020	40.6
2021	38.3
2022	35.8
2023	29.8
Thereafter	276.8
Total minimum lease payments	464.9
Less: sublease rentals	(10.3)
$454.6

Rent expense, net of sublease income, for all operating leases was $43.3 million, $33.4 million, and $26.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included as a component of selling, general and administrative expenses in our Consolidated Statements of Operations.

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

Charge-Backs for Various Contracts
We have recorded a liability of $56.0 million as of December 31, 2018 for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. We estimate that the charge-backs will be paid out as follows (in millions):

Year Ending December 31,
2019	$30.7
2020	16.0
2021	6.6
2022	2.2
2023	0.5
Thereafter	—
Total	$56.0

Lifetime Lube, Oil and Filter Contracts
We retain the obligation for lifetime lube, oil and filter service contracts sold to our customers and assumed the liability of certain existing lifetime lube, oil and filter contracts. These amounts are recorded as a contract liability. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2018, we had a contract liability balance of $150.5 million associated with these contracts and estimate the contract liability will be recognized as follows (in millions):

Year Ending December 31,
2019	$30.1
2020	23.9
2021	19.0
2022	15.8
2023	13.4
Thereafter	48.3
Total	$150.5

The contract liability balance is recorded as components of deferred revenue and accrued liabilities in our Consolidated Balance Sheets.

We periodically evaluate the estimated future costs of these assumed contracts and record a charge if future expected claim and cancellation costs exceed the contract liability to be recognized. As of December 31, 2018, we had a reserve balance of $3.4 million recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets. The charges associated with this reserve were recognized in 2011 and earlier.

Self-insurance Programs
We self-insure a portion of our property and casualty insurance, vehicle open lot coverage, medical insurance and workers’ compensation insurance. Third parties are engaged to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. As of December 31, 2018 and 2017, we had liabilities associated with these programs of $39.9 million and $31.2 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Litigation
We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

Note 8. Stockholders’ Equity

Class A and Class B Common Stock
The shares of Class A common stock are not convertible into any other series or class of our securities. Each share of Class B common stock, however, is freely convertible into one share of Class A common stock at the option of the holder of the Class B common stock. All shares of Class B common stock shall automatically convert to shares of Class A common stock (on a share-for-share basis, subject to adjustment) on the earliest record date for an annual meeting of our shareholders on which the number of shares of Class B common stock outstanding is less than 1% of the total number of shares of common stock outstanding. Shares of Class B common stock may not be transferred to third parties, except for transfers to certain family members and in other limited circumstances.

Holders of Class A common stock are entitled to one vote for each share held of record and holders of Class B common stock are entitled to ten votes for each share held of record. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to shareholders.

At a special meeting of shareholders held on January 21, 2019, Sidney B. DeBoer and the Company executed a Class B Conversion Agreement pursuant to which Mr. DeBoer agreed to cause all of the remaining 1,000,000 shares of our class B common stock to be converted into shares of our class A common stock by December 31, 2025. The Class B Conversion Agreement will require the conversion of at least 15% of the 1,000,000 class B shares by the end of every two years, with the first 15% to be converted by December 31, 2020, a total of 30% by December 31, 2022, a total of 45% by December 31, 2024, and the balance by December 31, 2025.

Repurchases of Class A Common Stock
Repurchases of our Class A Common Stock occurred under repurchase authorizations granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units ("RSUs").

Effective February 29, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. This authorization was fully utilized as of December 31, 2018. On October 22, 2018, our Board of Directors approved an additional $250 million repurchase authorization.

Share repurchases under our authorizations were as follows:

	Repurchases Occurring in 2018		Cumulative Repurchases as of December 31, 2018
	Shares	Average Price	Shares	Average Price
Share Repurchase Authorization	2,112,370	$84.72	3,155,095	$84.43

As of December 31, 2018, we had $233.6 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2018, we repurchased 30,119 shares at an average price of $112.05 per share, for a total of $3.4 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

The following is a summary of our repurchases in the years ended December 31, 2018, 2017 and 2016:

Year Ended December 31,	2018	2017	2016
Shares repurchased pursuant to repurchase authorizations	2,112,370	329,000	1,312,848
Total purchase price (in millions)	$179.0	$30.5	$104.4
Average purchase price per share	$84.72	$92.79	$79.50
Shares repurchased in association with tax withholdings on the vesting of RSUs	30,119	32,457	94,826

In December 2017, we entered into a structured repurchase agreement involving the use of capped call options for the purchase of our Class A common stock. As of December 31, 2018, the capped call options had expired, and all outstanding options were settled.

During 2018, net repurchases and issuances of our Class A common stock exceeded our beginning of the year balance. The excess net repurchases were recorded as a reduction of additional paid in capital as of December 31, 2018.

Dividends
We declared and paid dividends on our Class A and Class B Common Stock as follows:

Quarter declared	Dividend amount per Class A and Class B share	Total amount of dividends paid (in millions)
2016
First quarter	$0.20	$5.1
Second quarter	0.25	6.4
Third quarter	0.25	6.3
Fourth quarter	0.25	6.3
2017
First quarter	$0.25	$6.3
Second quarter	0.27	6.8
Third quarter	0.27	6.7
Fourth quarter	0.27	6.7
2018
First quarter	$0.27	$6.7
Second quarter	0.29	7.2
Third quarter	0.29	7.0
Fourth quarter	0.29	6.8

Reclassification From Accumulated Other Comprehensive Loss
The reclassification from accumulated other comprehensive loss was as follows (in millions):

Year Ended December 31,	2018	2017	2016	Affected Line Item in the Consolidated Statement of Operations
Loss on cash flow hedges	$—	$—	$(0.2)	Floor plan interest expense
Income tax benefits	—	—	0.1	Income tax provision
Loss on cash flow hedges, net	$—	$—	$(0.1)
See Note 11.

Note 9. 401(k) Profit Sharing, Deferred Compensation and Long-Term Incentive Plans

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $5.7 million, $5.8 million, and $5.4 million were recognized for the years ended December 31, 2018, 2017 and 2016, respectively. Employees may contribute to the plan if they meet certain eligibility requirements.

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

The following is a summary related to our LTIP (in millions):

Year Ended December 31,	2018	2017	2016
Compensation expense	$1.3	$1.1	$1.1
Total discretionary contribution	$0.8	$1.7	$1.8
Guaranteed annual return	5.00%	5.00%	5.25%

As of December 31, 2018 and 2017, the balance due to participants was $32.9 million and $27.9 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

Note 10. Stock-Based Compensation

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

Following is information regarding our 2009 ESPP:

Year Ended December 31,	2018
Shares purchased pursuant to 2009 ESPP	143,227
Weighted average per share price of shares purchased	$74.24
Weighted average per share discount from market value for shares purchased	$13.10

As of December 31,	2018
Shares available for purchase pursuant to 2009 ESPP	138,643

Compensation expense related to our 2009 ESPP is calculated based on the 15% discount from the per share market price on the date of grant.

2013 Stock Incentive Plan
Our 2013 Stock Incentive Plan, as amended, (the “2013 Plan”) allows for the grant of a total of 3.8 million shares in the form of stock appreciation rights, qualified stock options, nonqualified stock options, restricted share awards and restricted stock unit awards ("RSUs") to our officers, key employees, directors and consultants. The 2013 Plan is administered by the Compensation Committee of the Board of Directors and permits accelerated vesting of outstanding awards upon the occurrence of certain changes in control. As of December 31, 2018, 1,265,002 shares of Class A common stock were available for future grants. As of December 31, 2018, there were no stock appreciation rights, qualified stock options, nonqualified stock options or restricted share awards outstanding.

Restricted Stock Unit Awards
RSU grants vest over a period of time up to four years from the date of grant. RSU activity was as follows:

	RSUs	Weighted average grant date fair value
Balance, December 31, 2017	344,804	$91.81
Granted	182,893	86.84
Vested	(83,856)	91.97
Forfeited	(33,976)	94.33
Balance, December 31, 2018	409,865	99.72

We granted 40,979 time-vesting RSUs to members of our Board of Directors and employees in 2018. Each grant entitles the holder to receive shares of our Class A common stock upon vesting. A portion of the RSUs vest over four years, beginning on the second anniversary of the grant date, for employees and vests quarterly for our Board of Directors, over their service period.

Certain key employees were granted 141,914 performance and time-vesting RSUs in 2018. Of these, 79,617 shares were earned based on attaining various target levels of operational performance. Based on the levels of performance achieved in 2018, a weighted average attainment level of 56.1% for these RSUs was met. These RSUs will vest over four years from the grant date.

Stock-Based Compensation
As of December 31, 2018, unrecognized stock-based compensation related to outstanding, but unvested RSUs was $13.4 million, which will be recognized over the remaining weighted average vesting period of 2.0 years.

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2018	2017	2016
Per share intrinsic value of non-vested stock granted	$86.84	$99.24	$82.90
Weighted average per share discount for compensation expense recognized under the 2009 ESPP	13.10	15.20	13.00
Fair value of non-vested stock that vested during the period (in millions)	92.0	69.6	47.5
Stock-based compensation recognized in Consolidated Statements of Operations, as a component of selling, general and administrative expense (in millions)	13.4	11.3	11.0
Tax benefit recognized in Consolidated Statements of Operations (in millions)	3.5	3.5	3.8
Cash received from options exercised and shares purchased under all share-based arrangements (in millions)	10.6	7.8	7.0
Tax deduction realized related to stock options exercised (in millions)	9.0	9.0	8.9

Note 11. Derivative Financial Instruments

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

The effect of derivative instruments in our Consolidated Statements of Operations was as follows (in millions):

Derivatives in Cash Flow Hedging Relationships	Amount of gain recognized in Accumulated OCI (effective portion)	Location of loss reclassified from Accumulated OCI into Income (effective portion)	Amount of loss reclassified from Accumulated OCI into Income (effective portion)	Location of loss recognized in Income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of loss recognized in Income on derivative (ineffective portion and amount excluded from effectiveness testing)

Year Ended December 31, 2016
Interest rate swap contract	$0.2	Floor plan interest expense	$(0.2)	Floor plan interest expense	$(0.4)

We did not have any activity related to the effect of derivative instruments in 2017 or 2018.

Note 12. Fair Value Measurements

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:

•	Level 1 - quoted prices in active markets for identical securities;

•	Level 2 - other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment spreads, credit risk; and

•	Level 3 - significant unobservable inputs, including our own assumptions in determining fair value.

We determined the carrying value of cash equivalents, accounts receivable, trade payables, accrued liabilities and short-term borrowings approximate their fair values because of the nature of their terms and current market rates of these instruments. We believe the carrying value of our variable rate debt approximates fair value.

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of December 31, 2018, our real estate mortgages and other debt, which includes capital leases, had maturity dates between January 12, 2019 and December 31, 2050.

We estimate the value of other long-lived assets that are recorded at fair value on a non-recurring basis on a market valuation approach. We use prices and other relevant information generated primarily by recent market transactions involving similar or comparable assets, as well as our historical experience in divestitures, acquisitions and real estate transactions. Additionally, we may use a cost valuation approach to value long-lived assets when a market valuation approach is unavailable. Under this approach, we determine the cost to replace the service capacity of an asset, adjusted for physical and economic obsolescence. When available, we use valuation inputs from independent valuation experts, such as real estate appraisers and brokers, to corroborate our estimates of fair value. Real estate appraisers' and brokers' valuations are typically developed using one or more valuation techniques including market, income and replacement cost approaches. Because these valuations contain unobservable inputs, we classified the measurement of fair value of long-lived assets as Level 3.

There were no changes to our valuation techniques during the year ended December 31, 2018.

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows (in millions):

December 31,	2018	2017

Carrying value
5.25% Senior Notes due 2025	$300.0	$300.0
Real Estate Mortgages and Other Debt	445.8	376.9
	$745.8	$676.9

Fair value
5.25% Senior Notes due 2025	$278.6	$312.8
Real Estate Mortgages and Other Debt	448.7	385.3
	$727.3	$698.1

Below are our long-lived assets that are measured at fair value (in millions):

Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$—	$—	$2.3

Note 13. Income Taxes

Income Tax Provision
The income tax provision was as follows (in millions):

Year Ended December 31,	2018	2017	2016
Current:
Federal	$30.3	$95.1	$68.1
State	11.5	16.9	13.8
	41.8	112.0	81.9
Deferred:
Federal	20.4	(14.2)	4.9
State	9.6	4.1	(0.4)
	30.0	(10.1)	4.5
Total	$71.8	$101.9	$86.4

At December 31, 2018 and 2017, we had income taxes receivable of $17.1 million and $22.5 million, respectively, included as a component of other current assets in our Consolidated Balance Sheets.

The reconciliation between amounts computed using the federal income tax rate of 21% in 2018 and 35% in all other years and our income tax provision is shown in the following tabulation (in millions):

Year Ended December 31,	2018	2017	2016
Federal tax provision at statutory rate	$70.9	$121.5	$99.2
State taxes, net of federal income tax benefit	16.1	13.3	10.8
Equity investment basis difference	—	—	9.5
Non-deductible items	1.5	1.3	1.4
Permanent differences related to stock-based compensation	(0.1)	(0.8)	0.1
Net change in valuation allowance	0.5	0.3	(5.1)
General business credits	(1.1)	(0.9)	(28.0)
Deferred revaluation for change in statutory tax rate	(15.8)	(32.9)	—
Other	(0.2)	0.1	(1.5)
Income tax provision	$71.8	$101.9	$86.4

Deferred Taxes
Individually significant components of the deferred tax assets and (liabilities) are presented below (in millions):

December 31,	2018	2017
Deferred tax assets:
Deferred revenue and cancellation reserves	$47.2	$39.4
Allowances and accruals, including state NOL carryforward amounts	40.8	36.3
Credits and other	0.3	1.1
Valuation allowance	(1.1)	(0.6)
Total deferred tax assets	87.2	76.2

Deferred tax liabilities:
Inventories	(42.0)	(20.9)
Goodwill	(48.2)	(35.0)
Property and equipment, principally due to differences in depreciation	(78.0)	(73.4)
Prepaid expenses and other	(10.2)	(3.2)
Total deferred tax liabilities	(178.4)	(132.5)
Total	$(91.2)	$(56.3)

As noted at December 31, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”) on December 22, 2017. The Tax Act makes broad and complex changes to the U.S. tax code including, but not limited to, reduction of the U.S. federal corporate income tax rate, expanded bonus depreciation provisions that will allow for full expensing of qualified property, a new limitation on the deductibility of business interest expense, and expanded limitations on the deductibility of executive compensation for covered individuals.

As of December 31, 2018, we have completed our accounting for the effects of Tax Act. As part of this process, we remeasured federal deferred tax assets and liabilities to reflect a change to the tax rate at which they are expected to reverse in the future, which is generally 21%. As of December 31, 2017, a provisional benefit of $32.9 million was recorded related to the remeasurement of our deferred tax balances. As of December 31, 2018, an additional $15.8 million benefit was recorded, which primarily relates to return to provision adjustments to our deferred tax balances as a result of changes to certain established tax accounting methods in 2018.

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

As of December 31, 2018, we had a $1.1 million valuation allowance recorded associated with our deferred tax assets. The entire allowance is associated with state net operating losses generated in current and previous years. The valuation allowance increased $0.5 million in the current year as a result of losses incurred, the benefits of which are not expected to be realized.

As of December 31, 2018, we had state net operating loss (NOL) carryforward amounts totaling approximately $3.0 million, tax effected, with expiration dates through 2038. We believe that it is more likely than not that the benefit from certain state NOL carryforward amounts will not be realized. In recognition of this risk, we have recorded a valuation allowance of $1.1 million on the deferred tax assets relating to these state NOL carryforwards. We had $0.4 million, tax effected, in state tax credit carryforwards with expiration dates through 2027. We believe it is more likely than not that the benefits from these state tax credit carryforwards will be realized.

Unrecognized Tax Benefits
We have no unrecognized tax benefits recorded as of December 31, 2018, 2017 and 2016.

Open tax years at December 31, 2018 included the following:

Federal	2015 - 2018
20 states	2014 - 2018

Note 14. Acquisitions

In 2018, we completed the following acquisitions:

•	On January 15, 2018, Ray Laks Honda in Orchard Park, New York and Ray Laks Acura in Buffalo, New York.

•	On February 26, 2018, Day Auto Group, a seven store platform based in Pennsylvania.

•	On March 1, 2018, Prestige Auto Group, a six store platform based in New Jersey and New York.

•	On April 2, 2018, Broadway Ford in Idaho Falls, Idaho.

•	On April 23, 2018, Buhler Ford in Eatontown, New Jersey.

Revenue and operating income contributed by the 2018 acquisitions subsequent to the date of acquisition were as follows (in millions):

Year Ended December 31,	2018
Revenue	$913.5
Operating loss	(2.6)

In 2017, we completed the following acquisitions:

•	On May 1, 2017, Baierl Auto Group, an eight store platform based in Pennsylvania.

•	On August 7, 2017, Downtown LA ("DTLA") Auto Group, a seven store platform based in California.

•	On November 11, 2017, Albany CJD Fiat in Albany, New York.

•	On November 15, 2017, Crater Lake Ford Lincoln and Crater Lake Mazda in Medford, Oregon.

All acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

The following tables summarize the consideration paid in cash and equity securities for the acquisitions and the preliminary amount of identified assets acquired and liabilities assumed as of the acquisition date (in millions):

Consideration paid for the Year Ended December 31,	2018	2017
Cash paid, net of cash acquired	$373.8	$460.4
Equity securities issued	—	2.1
Debt issued	125.1	1.8
	$498.9	$464.3

Assets acquired and liabilities assumed for the Year Ended December 31,	2018	2017
Trade receivables, net	$0.7	$46.9
Inventories	180.0	189.8
Franchise value	29.8	73.7
Property and equipment	179.7	166.0
Other assets	48.6	18.3
Floor plan notes payable	(10.8)	(72.5)
Debt and capital lease obligations	—	(38.7)
Deferred taxes, net	—	(2.0)
Other liabilities	(2.3)	(24.7)
	425.7	356.8
Goodwill	73.2	107.5
	$498.9	$464.3

The purchase price allocations for the Ray Laks Honda, Ray Laks Acura, Day Auto Group, Prestige Auto Group, and Buhler Ford acquisitions are preliminary as we have not obtained all of the detailed information to finalize the opening balance sheet related to real estate purchased, leases assumed and the allocation of franchise value to each reporting unit. Management has recorded the purchase price allocations based on the information that is currently available.

We expect substantially all of the goodwill related to acquisitions completed in 2018 to be deductible for federal income tax purposes.

We account for franchise value as an indefinite-lived intangible asset. We recognized $4.3 million and $6.0 million, respectively, in acquisition related expenses as a component of selling, general and administrative expenses in the Consolidated Statements of Operations in 2018 and 2017, respectively.

The following unaudited pro forma summary presents consolidated information as if the acquisitions had occurred on January 1 of the previous year (in millions, except for per share amounts):

Year Ended December 31,	2018	2017
Revenue	$12,021.6	$12,039.9
Net income	264.4	248.9
Basic net income per share	10.85	9.93
Diluted net income per share	10.81	9.90

These amounts have been calculated by applying our accounting policies and estimates. The results of the acquired stores have been adjusted to reflect the following: depreciation on a straight-line basis over the expected lives for property, plant and equipment; accounting for inventory on a specific identification method; and recognition of interest expense for real estate financing related to stores where we purchased the facility. No non-recurring pro forma adjustments directly attributable to the acquisitions are included in the reported pro forma revenues and earnings.

Note 15. Related Party Transactions

Transition Agreement
In September 2015, we entered into a transition agreement with Sidney B. DeBoer, our Chairman of the Board, which provided him certain benefits until his death. The agreement has an effective date of January 1, 2016 and the initial payment of these benefits began in the third quarter of 2016. On January 22, 2019, we amended the transition agreement to end the annual payments to Mr. DeBoer after 17 years, commencing January 1, 2019, or upon Mr. DeBoer's death, whichever occurs first.

We recorded a charge of $18.3 million in 2015 as a component of selling, general and administrative expense in our Consolidated Statement of Operations related to the present value of estimated future payments due pursuant to this agreement. We believe that this estimate is reasonable; however, actual cash flows could differ materially. We will periodically evaluate whether significant changes in our assumptions have occurred and record an adjustment if future expected cash flows are significantly different than the reserve recorded. As a result of the amendment to the agreement on January 22, 2019, no change was made to the reserve.

The balance associated with this agreement was $15.7 million and $16.8 million as of December 31, 2018 and 2017, respectively, and was included as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Note 16. Net Income Per Share of Class A and Class B Common Stock

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
Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in thousands, except per share amounts):

Year Ended December 31,	2018		2017		2016
(in millions, except per share data)	Class A	Class B	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$254.8	$10.9	$233.4	$11.8	$182.4	$14.7
Reallocation of distributed net income as a result of conversion of dilutive stock options	—	—	—	—	—	—
Reallocation of distributed net income due to conversion of Class B to Class A common shares outstanding	1.1	—	1.3	—	1.8	—
Conversion of Class B common shares into Class A common shares	9.8	—	10.5	—	12.8	—
Effect of dilutive stock options on net income	—	—	—	—	0.1	(0.1)
Net income applicable to common stockholders - diluted	$265.7	$10.9	$245.2	$11.8	$197.1	$14.6

Weighted average common shares outstanding – basic	23.4	1.0	23.9	1.2	23.5	1.9
Conversion of Class B common shares into Class A common shares	1.0	—	1.2	—	1.9	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.1	—	—	—	0.1	—
Weighted average common shares outstanding – diluted	24.5	1.0	25.1	1.2	25.5	1.9

Net income per common share - basic	$10.91	$10.91	$9.78	$9.78	$7.76	$7.76
Net income per common share - diluted	$10.86	$10.86	$9.75	$9.76	$7.72	$7.72

Antidilutive Securities
Shares issuable pursuant to employee stock purchases not included since they were antidulutive	—	—	—	—	—	—

Note 17. Equity-Method Investments

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

As of December 31, 2018 and 2017 no amounts related to this equity-method investment were recorded in our Consolidated Balance Sheets.

The following amounts related to this equity-method investment were recorded in our Consolidated Statements of Operations (in millions):

Year Ended December 31,	2018	2017	2016
Asset impairments to write investment down to fair value	$—	$—	$14.0
Our portion of the partnership’s operating losses	—	—	8.3
Non-cash interest expense related to the amortization of the discounted fair value of future equity contributions	—	—	0.2
Tax benefits and credits generated	—	—	28.5

Note 18. Segments

Certain financial information on a segment basis is as follows (in millions):

Year Ended December 31,	2018	2017	2016
Revenues:
Domestic	$4,215.0	$3,845.8	$3,381.7
Import	5,038.1	4,432.8	3,764.3
Luxury	2,560.3	1,810.1	1,528.7
	11,813.4	10,088.7	8,674.7
Corporate and other	8.0	(2.2)	3.5
	$11,821.4	$10,086.5	$8,678.2

Segment income*:
Domestic	$97.6	$105.2	$106.2
Import	116.2	117.8	110.2
Luxury	43.9	37.0	31.5
	257.7	260.0	247.9
Corporate and other	202.4	167.4	114.2
Depreciation and amortization	(75.4)	(57.7)	(49.3)
Other interest expense	(56.0)	(34.8)	(23.2)
Other (expense) income, net	8.8	12.2	(6.1)
Income before income taxes	$337.5	$347.1	$283.5
*Segment income for each of the segments is defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other (expense) income, net.

Year Ended December 31,	2018	2017	2016
Floor plan interest expense:
Domestic	$52.4	$37.2	$26.4
Import	41.6	29.0	18.7
Luxury	25.6	15.8	11.0
	119.6	82.0	56.1
Corporate and other	(57.3)	(42.7)	(30.5)
	$62.3	$39.3	$25.6

December 31,	2018	2017
Total assets:
Domestic	$1,488.0	$1,338.2
Import	1,224.2	1,137.9
Luxury	934.6	641.1
Corporate and other	1,737.2	1,565.9
	$5,384.0	$4,683.1

Note 19. Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, "Leases." ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosing key information about leasing arrangements. The new standard results in the recording of a right-of-use asset and a lease liability for all leases with a term longer than 12 months. ASU 2016-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. We intend to adopt this ASU on January 1, 2019. While management is still evaluating the impact of adopting the provisions of this ASU, we expect the impact to be the present value of minimum lease payments described in Note 7 to the Consolidated Financial Statements. The Company is in the final stages of implementing software to calculate the impact. We continue to identify and evaluate if there are other leases impacted. The majority of our real estate leases are classified as operating leases under the current guidance. We expect ASU 2016-02 to impact our consolidated balance sheets primarily due to the recognition of a right-of-use asset and an associated lease liability and our consolidated income statement related to the changes in expense recognition.

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

Note 20. Investments

On September 12, 2018, we invested $54 million in Shift Technologies, Inc., a San Francisco-based digital retailer, in exchange for Series D convertible preferred stock. We have determined that our investment in Shift does not meet the criteria for a variable interest entity, and we do not have control or significant influence over Shift. As a result, we currently recorded a cost method investment within other non-current assets on our Consolidated Balance Sheets as of December 31, 2018.

As of December 31, 2018, there were no identified events or changes in circumstances that would have a significant effect on the value of the investment. We did not record any impairment charges associated with this investment in the year ended December 31, 2018.

Note 21. Changes in Accounting Policies

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

These changes had an immaterial effect on our Consolidated Statements of Operations and the following impact on our Consolidated Balance Sheets (in millions):

	As Reported		Balances without the adoption of Topic 606
Impact on Consolidated Balance Sheets	December 31, 2018	Adjustments
Accounts receivable, net	$529.4	$(3.6)	$525.8
Other current assets	65.1	(1.9)	63.2
Other non-current assets	221.0	5.4	226.4
Total Assets	5,384.0	(0.1)	5,383.9
Accrued Liabilities	283.6	0.4	284.0
Deferred income taxes	91.2	(0.6)	90.6
Total Liabilities	4,186.8	(0.2)	4,186.6
Retained earnings	1,162.1	0.1	1,162.2
Total Liabilities and Stockholders' Equity	5,384.0	(0.1)	5,383.9

Note 22. Subsequent Events

Transition Agreement Amendment
At a special meeting of shareholders held on January 21, 2019 (the “Special Meeting”), our shareholders approved an amendment to the transition agreement, dated September 14, 2015, between the Company and Sidney B. DeBoer (the “Transition Agreement”) that will end the annual payments to Mr. DeBoer under the Transition Agreement after 17 years, commencing January 1, 2019, or Mr. DeBoer’s death, whichever occurs first. See Note 15.

Class B Conversion Agreement
Sidney B. DeBoer and the Company executed a Class B Conversion Agreement pursuant to which all of the remaining 1,000,000 shares of our class B common stock will be converted into shares of our class A common stock by December 31, 2025. The Class B Conversion Agreement will require the conversion of at least 15% of the 1,000,000 class B shares by the end of every two years, with the first 15% to be converted by December 31, 2020, a total of 30% by December 31, 2022, a total of 45% by December 31, 2024, and the balance by December 31, 2025. On January 21, 2019, Mr. DeBoer completed a conversion of 200,000 Class B shares.

LITHIA MOTORS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth our unaudited quarterly financial data (in millions, except per share amounts):(1)

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	2018	$2,659.7	$3,096.5	$3,092.0	$2,973.2
	2017	2,236.1	2,467.0	2,680.3	2,703.0

Gross profit	2018	408.1	460.7	466.2	441.9
	2017	341.7	375.3	403.0	396.1

Operating income	2018	93.8	108.6	137.6	107.1
	2017	86.1	103.9	106.0	112.9

Income before income taxes	2018	69.8	80.8	109.0	78.0
	2017	81.3	87.8	86.5	91.4

Net income	2018	52.1	60.7	93.1	59.9
	2017	50.7	53.2	51.9	89.4

Basic net income per share	2018	2.08	2.45	3.85	2.55
	2017	2.01	2.12	2.07	3.58

Diluted net income per share	2018	2.07	2.44	3.84	2.54
	2017	2.01	2.12	2.07	3.56

(1)	Quarterly data may not add to yearly totals due to rounding.