Form 10-Q
period 2019-03-31
LITHIA MOTORS INC
filed 2019-04-26
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer [X] Accelerated filer [ ] Non-accelerated filer [ ] (Do not check if a smaller reporting company) Smaller reporting company [ ] Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class A common stock without par value	22,349,676
Class B common stock without par value	800,000
(Class)	Outstanding at April 26, 2019

LITHIA MOTORS, INC.
FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In millions) (Unaudited)
	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$45.0	$31.6
Accounts receivable, net of allowance for doubtful accounts of $6.9 and $7.2	491.0	529.4
Inventories, net	2,441.0	2,365.3
Other current assets	50.9	65.1
Total Current Assets	3,027.9	2,991.4

Property and equipment, net of accumulated depreciation of $250.0 and $240.5	1,454.4	1,448.0
Operating lease right-of-use assets	250.0	—
Goodwill	456.8	434.9
Franchise value	308.1	288.7
Other non-current assets	194.8	221.0
Total Assets	$5,692.0	$5,384.0

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$359.0	$324.4
Floor plan notes payable: non-trade	1,767.2	1,733.3
Current maturities of long-term debt	24.6	25.9
Trade payables	119.3	126.3
Accrued liabilities	315.1	283.6
Total Current Liabilities	2,585.2	2,493.5

Long-term debt, less current maturities	1,295.7	1,358.2
Deferred revenue	124.4	121.7
Deferred income taxes	96.4	91.2
Noncurrent operating lease liabilities	235.2	—
Other long-term liabilities	104.6	122.2
Total Liabilities	4,441.5	4,186.8

Stockholders' Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100.0 shares; issued and outstanding 22.3 and 22.0	9.7	—
Class B common stock - no par value; authorized 25.0 shares; issued and outstanding 0.8 and 1.0	0.1	0.1
Additional paid-in capital	28.0	35.0
Retained earnings	1,212.7	1,162.1
Total Stockholders' Equity	1,250.5	1,197.2
Total Liabilities and Stockholders' Equity	$5,692.0	$5,384.0

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In millions, except per share amounts) (Unaudited)
	Three Months Ended March 31,
	2019	2018
Revenues:
New vehicle	$1,461.1	$1,454.7
Used vehicle retail	827.9	715.6
Used vehicle wholesale	77.4	76.0
Finance and insurance	117.5	106.5
Service, body and parts	317.4	285.7
Fleet and other	48.4	21.2
Total revenues	2,849.7	2,659.7
Cost of sales:
New vehicle	1,375.2	1,367.8
Used vehicle retail	743.3	642.0
Used vehicle wholesale	76.5	75.0
Service, body and parts	157.9	147.3
Fleet and other	46.1	19.5
Total cost of sales	2,399.0	2,251.6
Gross profit	450.7	408.1
Asset impairments	0.5	—
Selling, general and administrative	321.8	297.5
Depreciation and amortization	19.8	16.8
Operating income	108.6	93.8
Floor plan interest expense	(18.1)	(13.5)
Other interest expense, net	(15.3)	(11.8)
Other income, net	2.6	1.3
Income before income taxes	77.8	69.8
Income tax provision	(21.4)	(17.7)
Net income	$56.4	$52.1

Basic net income per share	$2.43	$2.08
Shares used in basic per share calculations	23.2	25.1

Diluted net income per share	$2.42	$2.07
Shares used in diluted per share calculations	23.2	25.2

Cash dividends paid per Class A and Class B share	$0.29	$0.27

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity (In millions) (Unaudited)
	Common Stock				Additional Paid-In Capital	Retained Earnings	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	23.9	$149.1	1.0	$0.1	$11.3	$922.7	$1,083.2
Net income	—	—	—	—	—	265.7	265.7
Issuance of stock in connection with employee stock plans	0.1	10.1	—	—	—	—	10.1
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—
Repurchase of Class A common stock	(2.1)	(168.5)	—	—	19.6	—	(148.9)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	9.3	—	—	4.1	—	13.4
Dividends paid	—	—	—	—	—	(27.7)	(27.7)
Adjustment to adopt ASC 606	—	—	—	—	—	1.4	1.4
Balance at December 31, 2018	22.0	—	1.0	0.1	35.0	1,162.1	1,197.2
Net income	—	—	—	—	—	56.4	56.4
Issuance of stock in connection with employee stock plans	—	2.3	—	—	—	—	2.3
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—
Repurchase of Class A common stock	—	(3.1)	—	—	—	—	(3.1)
Class B common stock converted to Class A common stock	0.2	—	(0.2)	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	10.5	—	—	(7.0)	—	3.5
Dividends paid	—	—	—	—	—	(6.7)	(6.7)
Prior year retained earnings adjustment for adoption of ASC 842	—	—	—	—	—	0.9	0.9
Balance at March 31, 2019	22.3	$9.7	0.8	$0.1	$28.0	$1,212.7	$1,250.5

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In millions) (Unaudited)
	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$56.4	$52.1
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	0.5	—
Depreciation and amortization	19.8	16.8
Stock-based compensation	3.5	3.6
Gain on disposal of franchise	0.1	—
Deferred income taxes	5.2	2.7
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	49.9	42.6
Inventories	(81.4)	(98.9)
Other assets	9.0	14.7
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	34.6	17.7
Trade payables	(6.4)	6.9
Accrued liabilities	(14.5)	(13.6)
Other long-term liabilities and deferred revenue	0.5	4.3
Net cash provided by operating activities	77.2	48.9

Cash flows from investing activities:
Capital expenditures	(29.1)	(42.0)
Proceeds from sales of assets	0.4	0.1
Cash paid for other investments	(6.6)	(7.6)
Cash paid for acquisitions, net of cash acquired	—	(324.4)
Proceeds from sales of stores	—	0.4
Net cash used in investing activities	(35.3)	(373.5)

Cash flows from financing activities:
Borrowings on floor plan notes payable, net: non-trade	43.5	47.8
Borrowings on lines of credit	570.0	894.0
Repayments on lines of credit	(625.0)	(586.7)
Principal payments on long-term debt and capital leases, scheduled	(6.2)	(4.7)
Principal payments on long-term debt and capital leases, other	(3.3)	—
Payments of debt issuance costs	—	—
Proceeds from issuance of common stock	2.3	1.9
Repurchase of common stock	(3.1)	(8.3)
Dividends paid	(6.7)	(6.8)
Payments of contingent consideration related to acquisitions	—	(0.8)
Net cash (used in) provided by financing activities	(28.5)	336.4
Increase in cash and cash equivalents	13.4	11.8
Cash and cash equivalents at beginning of period	31.6	57.2
Cash and cash equivalents at end of period	$45.0	$69.0

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$37.9	$30.3
Cash paid during the period for income taxes, net	0.2	1.2
Floor plan debt paid in connection with store disposals	4.8	3.8

Supplemental schedule of non-cash activities:
Debt assumed in connection with acquisitions	$—	$10.7
ROU assets obtained in exchange for lease liabilities [1]	257.0	—
1 Amounts for the three months ended March 31, 2019 include the transition adjustment for the adoption of Topic 842.

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of March 31, 2019, and for the three-months ended March 31, 2019 and 2018. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2018 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2018, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2019. The unaudited interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2018 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet, as right-of-use assets with corresponding operating lease liabilities. In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements - Leases (Topic 842)." This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. We adopted the new standard as of January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. The Consolidated Financial Statements for the three months ended March 31, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy. We elected the 'package of practical expedients,' which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected the short-term lease recognition exemption for all leases that qualify. We have both real estate leases and equipment leases that are impacted by the new guidance. Most of our leases do not provide an implicit rate, therefore we use our incremental borrowing rate at the commencement date in determining the present value of lease payments. Adoption of the new standard resulted in the derecognition of a deferred gain from prior completed sale-leaseback transactions. This adjustment, net of tax, was recorded as $0.9 million increase in retained earnings. See Note 10.

The impact of adopting Topic 842 on the accompanying Condensed Consolidated Balance Sheet as of January 1, 2019 was as follows (in millions):

Impact on Consolidated Balance Sheets	December 31, 2018	Adjustments	January 1, 2019
Operating lease right-of-use assets	$—	$256.4	$256.4
Total Assets	5,384.0	256.4	5,640.4
Operating lease liabilities:
Accrued liabilities	283.6	26.1	309.7
Deferred revenue	121.7	(1.3)	120.4
Noncurrent operating lease liabilities	—	241.0	241.0
Other long-term liabilities	122.2	(10.3)	111.9
Total Liabilities	4,186.8	255.5	4,442.3
Retained earnings	1,162.1	0.9	1,163.0
Total Liabilities and Stockholders' Equity	5,384.0	256.4	5,640.4

Reclassifications
Certain immaterial reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented.

Note 2. Contract Liabilities and Assets

Contract Liabilities
We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $154.5 million and $149.6 million as of March 31, 2019, and December 31, 2018, respectively; and we recognized $5.9 million of revenue in the three months ended March 31, 2019, related to our contract liability balance at December 31, 2018. Our contract liability balance is included in accrued liabilities and deferred revenue.

Contract Assets
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract. Our contract asset balances associated with future estimated variable consideration were $9.0 million and $9.2 million as of March 31, 2019 and December 31, 2018, respectively; and is included in trade receivables and other non-current assets.

Note 3. Accounts Receivable and Contract Assets

Accounts receivable consisted of the following (in millions):

	March 31, 2019	December 31, 2018
Contracts in transit	$259.5	$294.0
Trade receivables	54.0	54.3
Vehicle receivables	49.9	51.6
Manufacturer receivables	95.2	105.5
Auto loan receivables	62.1	61.5
Other receivables	14.8	6.8
	535.5	573.7
Less: Allowance for doubtful accounts	(6.9)	(7.2)
Less: Long-term portion of accounts receivable, net	(37.6)	(37.1)
Total accounts receivable, net	$491.0	$529.4

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 4. Inventories

The components of inventories, net, consisted of the following (in millions):

	March 31, 2019	December 31, 2018
New vehicles	$1,784.9	$1,700.1
Used vehicles	568.6	576.8
Parts and accessories	87.5	88.4
Total inventories	$2,441.0	$2,365.3

Note 5. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in millions):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2017 ¹	$114.0	$104.3	$38.0	$256.3
Additions through acquisitions [2]	51.4	85.8	43.5	180.7
Reductions through divestitures	(0.9)	(1.2)	—	(2.1)
Balance as of December 31, 2018 ¹	164.5	188.9	81.5	434.9
Adjustments to purchase price allocations [3]	1.6	1.6	1.9	5.1
Additions through acquisitions [3]	5.9	8.8	2.1	16.8
Balance as of March 31, 2019 [1,4]	$172.0	$199.3	$85.5	$456.8
1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
2 Our purchase price allocation for the 2017 acquisitions of the Baierl Auto Group, the Downtown LA Auto Group, Crater Lake Ford Lincoln, Crater Lake Mazda, Albany CJD Fiat and the 2018 acquisition of Broadway Ford were finalized in 2018. Also, our purchase price allocation for the 2018 acquisition of Prestige Auto Group was preliminary and was allocated to our segments in 2018. As a result, we added $180.7 million of goodwill.
3 Our purchase price allocation for the acquisitions of the Ray Laks Honda, Ray Laks Acura, Day Auto Group, and Prestige Auto Group were finalized in 2019. As a result, we added $21.9 million of goodwill.
4 Our purchase price allocation is preliminary for the 2018 acquisition of Buhler Ford and has not been included in the above goodwill additions.

The changes in the carrying amounts of franchise value are as follows (in millions):

Franchise Value
Balance as of December 31, 2017	$187.0
Additions through acquisitions [1]	103.5
Reductions through divestitures	(1.8)
Balance as of December 31, 2018	288.7
Adjustments to purchase price allocations [2]	3.5
Additions through acquisitions [2]	18.9
Reductions through divestitures	(3.0)
Balance as of March 31, 2019 [3]	$308.1
1 Our purchase price allocation for the 2017 acquisitions of the Baierl Auto Group, the Downtown LA Auto Group, Crater Lake Ford Lincoln, Crater Lake Mazda, Albany CJD Fiat and the 2018 acquisition of Broadway Ford were finalized in 2018. Also, our purchase price allocation for the 2018 acquisition of Prestige Auto Group was preliminary and was allocated to our segments in 2018. As a result, we added $103.5 million of franchise value.
2 Our purchase price allocation for the acquisitions of the Ray Laks Honda, Ray Laks Acura, Day Auto Group, and Prestige Auto Group were finalized in 2019. As a result, we added $22.4 million of franchise value.
3Our purchase price allocation is preliminary for the 2018 acquisition of Buhler Ford and has not been included in the above franchise value additions.

Note 6. Fair Value Measurements

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

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of March 31, 2019, our real estate mortgages and other debt, which includes capital leases, had maturity dates between May 1, 2020, and August 31, 2038.

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

There were no changes to our valuation techniques during the three-month period ended March 31, 2019.

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows (in millions):

	March 31, 2019	December 31, 2018
Carrying value
5.25% Senior notes due 2025	$300.0	$300.0
Real estate mortgages and other debt	441.8	445.8
	$741.8	$745.8
Fair value
5.25% Senior notes due 2025	$301.1	$278.6
Real estate mortgages and other debt	435.2	448.7
	$736.3	$727.3

Below are our long-lived assets that are measured at fair value (in millions):

Fair Value at March 31, 2019	Level 1	Level 2	Level 3
Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$—	$—	$5.7

Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$—	$—	$2.3

Long-lived assets held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. During the first quarter of 2019, we evaluated the future undiscounted net cash flows associated with certain properties and determined the carrying value was not recoverable and exceeded the estimated fair value. As a result of this evaluation, we recorded $0.5 million of impairment charges associated with these properties in the first quarter of 2019.

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in millions, except per share amounts):

Three Months Ended March 31,	2019		2018
(in millions, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$54.4	$2.0	$50.0	$2.1
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	0.3	—	0.3	—
Conversion of Class B common shares into Class A common shares	1.7	—	1.8	—
Net income applicable to common stockholders - diluted	$56.4	$2.0	$52.1	$2.1

Weighted average common shares outstanding – basic	22.3	0.8	24.1	1.0
Conversion of Class B common shares into Class A common shares	0.8	—	1.0	—
Effect of dilutive stock options on weighted average common shares	0.1	—	0.1	—
Weighted average common shares outstanding – diluted	23.2	0.8	25.2	1.0

Net income per common share - basic	$2.43	$2.43	$2.08	$2.08
Net income per common share - diluted	$2.42	$2.42	$2.07	$2.07

The effect of antidilutive securities on Class A and Class B stock was evaluated for the three month periods ended March 31, 2019 and 2018 and was determined to be immaterial.

Note 8. Segments

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

Certain financial information on a segment basis is as follows (in millions):

	Three Months Ended March 31,
	2019	2018
Revenues:
Domestic
New vehicle	$492.4	$513.5
Used vehicle retail	300.4	264.8
Used vehicle wholesale	29.6	33.6
Finance and insurance	41.8	40.0
Service, body and parts	115.4	107.2
Fleet and other	17.1	11.5
	996.7	970.6
Import
New vehicle	632.6	667.6
Used vehicle retail	341.3	307.7
Used vehicle wholesale	27.9	28.2
Finance and insurance	54.8	51.7
Service, body and parts	117.7	109.6
Fleet and other	17.3	5.6
	1,191.6	1,170.4
Luxury
New vehicle	339.4	278.5
Used vehicle retail	186.3	142.9
Used vehicle wholesale	19.9	14.2
Finance and insurance	16.5	12.3
Service, body and parts	79.1	64.8
Fleet and other	13.7	3.8
	654.9	516.5
	2,843.2	2,657.5
Corporate and other	6.5	2.2
	$2,849.7	$2,659.7
Segment income[1]:
Domestic	$19.8	$25.6
Import	30.0	23.0
Luxury	8.0	6.9
	57.8	55.5
Corporate and other	52.5	41.6
Depreciation and amortization	(19.8)	(16.8)
Other interest expense	(15.3)	(11.8)
Other income, net	2.6	1.3
Income before income taxes	$77.8	$69.8
1Segment income for each of the segments is defined as income before income taxes, depreciation and amortization, other interest expense and other income, net.

	March 31, 2019	December 31, 2018
Total assets:
Domestic	$1,506.3	$1,488.0
Import	1,317.1	1,224.2
Luxury	898.0	934.6
Corporate and other	1,970.6	1,737.2
	$5,692.0	$5,384.0

Note 9. Recent Accounting Pronouncements

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

Note 10. Leases

Lease Accounting

We lease certain dealerships, office space, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We have elected not to bifurcate lease and nonlease components related to leases of real property.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 26 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Certain of our lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do no contain any material residual value guarantees or material restrictive covenants.

We rent or sublease certain real estate to third parties.

As described further in "Note 1. Interim Financial Statements," we adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840.

The table below presents the lease-related liabilities recorded on the balance sheet (in millions):

	March 31, 2019	December 31, 2018
Operating lease liabilities:
Current portion included in accrued liabilities	$25.5	$—
Long-term portion of lease liabilities	235.2	—
Total operating lease liabilities	260.7	—
Financing lease liabilities:
Current portion included in Current maturities of long-term debt	1.0	2.0
Long-term portion of lease liabilities in other debt	29.9	28.8
Total financing lease liabilities [1]	30.9	30.8
Total lease liabilities	$291.6	$30.8
Weighted-average remaining lease term:
Operating leases	13 years
Finance leases	14 years
Weighted-average discount rate:
Operating leases	5.07%
Finance leases	5.81%
1 Corresponding finance lease assets are not material and are included in property, plant and equipment, net of accumulated depreciation.

The components of lease costs, which were included in Selling, general and administrative in our Consolidated Statements of Operations, were as follows (in millions):

Three Months Ended March 31,
2019
Operating lease cost [1]	$12.0
Variable lease cost [2]	0.8
Sublease income	(1.0)
Total lease costs	$11.8
1 Includes short-term and month-to-month lease costs, which are immaterial.
2 Variable lease cost generally includes reimbursement for actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased real estate.

As of March 31, 2019, the maturities of our operating lease liabilities were as follows (in millions):

Operating Leases
Remainder of 2019	$28.7
Year Ending December 31,
2020	35.7
2021	32.5
2022	30.0
2023	25.0
Thereafter	216.3
Total minimum lease payments	368.2
Less:
Present value adjustment	(107.5)
Operating lease liabilities	$260.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors
Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project”, “outlook,” “target”, “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-Q include, among others, statements we make regarding:

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

The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results to materially differ from the results expressed or implied by these statements. Certain important factors that could cause actual results to differ from our expectations are discussed in Part II - Other Information, Item 1A in this Form 10-Q and in the Risk Factors section of our 2018 Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission (SEC).

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

Overview
Lithia Motors, Inc. is one of the largest automotive retailers and providers of personal transportation solutions in the United States, and, in 2018, was ranked #294 on the Fortune 500. As of March 31, 2019, we operated 182 stores representing 28 brands in 18 states. We offer convenient, personalized service complemented by the reach and scale of a nationwide network, one of the largest online inventories and competitive pricing on vehicles and service. Our vision to create personal transportation solutions wherever, whenever and however consumers desire, combined with our mission, "Growth Powered by People," focuses us on our customers and our teams, creating our competitive advantage.

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

We build long-term value for our customers, employees and shareholders through the following strategies:

Driving operational excellence and unlocking store potential
We remain focused on improving performance at existing locations. Operations are structured to promote an entrepreneurial environment at the dealership level. Each store’s general manager and department managers, with assistance from regional and corporate management, are responsible for developing successful retail plans in their local markets. They drive dealership operations, personnel development, manufacturer relationships, store culture and financial performance. Strong performance creates synergistic benefits such as increased vehicle trade-ins resulting in additional used vehicle sales, incremental finance and insurance sales and ultimately, increased units in operation and customer retention, which generate additional service revenues.

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

Innovation and diversification
Driving growth and achieving earnings potential generates the free cash flow that allows us to invest in innovation, diversification and digital initiatives, thereby providing more ways to meet consumers' personal transportation needs. Through innovation and technology, we strive to provide a personalized customer experience wherever, whenever and however consumers desire. In 2018, we entered into a strategic partnership with Shift Technologies, Inc. ("Shift"), a San Francisco-based digital retailer, and became their largest shareholder. Shift provides an innovative platform to consumers for a digital vehicle purchase and selling experience, providing vehicle pickup and delivery at the customer's location. We have successfully collaborated in three areas, resulting in Lithia receiving additional equity ownership in Shift. In October 2018, we assisted in Shift securing a credit line for acquiring used vehicle inventory. In December 2018, we entered into a lease agreement to provide Shift with use of one of our retail locations for inventory storage and reconditioning. In March 2019, we announced the beginning of our national data sharing partnership with Shift. The strategic partnership with Shift allows both companies to share and scale technology, data, inventory and business relationships, allowing us to capture more of the approximately 40 million used vehicles sold in the United States annually.

Thoughtful capital allocation
We constantly evaluate how to allocate capital, including returning cash to our investors and investing in our stores. During the first quarter of 2019, we paid $6.7 million in dividends and invested $29.1 million in our stores through capital expenditures. We continue to manage our liquidity and available cash to prepare for future acquisition and innovation opportunities. As of March 31, 2019, we had $279.5 million in available funds in cash and availability on our credit facilities, with an estimated additional $247.5 million available if we financed our unencumbered owned real estate.

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows (dollars in millions):

	Three Months Ended March 31,
	2019	2018	Change
Revenues
New vehicle	$1,461.1	$1,454.7	0.4%
Used vehicle retail	827.9	715.6	15.7
Finance and insurance	117.5	106.5	10.3
Service, body and parts	317.4	285.7	11.1
Total Revenues	2,849.7	2,659.7	7.1

Gross profit
New vehicle	$85.9	$86.9	(1.2)%
Used vehicle retail	84.6	73.6	14.9
Finance and insurance	117.5	106.5	10.3
Service, body and parts	159.5	138.4	15.2
Total Gross Profit	450.7	408.1	10.4

Gross profit margins
New vehicle	5.9%	6.0%	(10	) bps
Used vehicle retail	10.2	10.3	(10)
Finance and insurance	100.0	100.0	—
Service, body and parts	50.2	48.4	180
Total Gross Profit Margin	15.8	15.3	50

Retail units sold
New vehicles	39,695	41,497	(4.3)%
Used vehicles	40,675	36,114	12.6

Average selling price per retail unit
New vehicles	$36,809	$35,056	5.0%
Used vehicles	20,353	19,814	2.7

Average gross profit per retail unit
New vehicles	$2,165	$2,095	3.3%
Used vehicles	2,079	2,038	2.0
Finance and insurance	1,462	1,372	6.6

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in February 2018 would be included in same store operating data beginning in March 2019, after its first full complete comparable month of operation. The first quarter operating results for the same store comparisons would include results for that store in only the period of March for both comparable periods.

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	Change
Revenues
New vehicle	$1,371.1	$1,417.9	(3.3)%
Used vehicle retail	778.5	699.3	11.3
Finance and insurance	113.0	103.9	8.8
Service, body and parts	297.1	279.2	6.4
Total Revenues	2,676.6	2,594.6	3.2

Gross profit
New vehicle	$80.2	$84.7	(5.3)%
Used vehicle retail	81.2	72.4	12.2
Finance and insurance	113.0	103.9	8.8
Service, body and parts	149.7	135.5	10.5
Total Gross Profit	427.1	399.2	7.0

Gross profit margins
New vehicle	5.8%	6.0%	(20	) bps
Used vehicle retail	10.4	10.4	—
Finance and insurance	100.0	100.0	—
Service, body and parts	50.4	48.6	180
Total Gross Profit Margin	16.0	15.4	60

Retail units sold
New vehicles	37,540	40,259	(6.8)%
Used vehicles	38,568	35,172	9.7

Average selling price per retail unit
New vehicles	$36,522	$35,220	3.7%
Used vehicles	20,185	19,884	1.5

Average gross profit per retail unit
New vehicles	$2,136	$2,104	1.5%
Used vehicles	2,106	2,059	2.3
Finance and insurance	1,485	1,378	7.8

During the three months ended March 31, 2019, we had net income of $56.4 million, or $2.42 per share on a diluted basis, compared to net income of $52.1 million, or $2.07 per share on a diluted basis, during the same period of 2018.

New Vehicles
Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in and parts and service work. The decrease in same store new vehicle revenues for the three-month period ended March 31, 2019, was driven by a decrease in unit volume of 6.8%, partially offset by an increase in average selling prices of 3.7% compared to the same period of 2018. Our stores continue to focus on increasing gross profit per new vehicle sold during 2019, generating an increase of 1.5% for the three months ended March 31, 2019, compared to the same period of 2018. Total company gross profit per new vehicle sold increased 3.3% for the three month-period ended March 31, 2019, compared to the same period of 2018.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned ("CPO") vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 85 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles over ten years old. During the three months ended March 31, 2019, our stores sold an average of 70 used vehicles per store per month. This compares to 67 used vehicles per store per month for the same period of 2018

Used vehicle revenues increased 15.7% for the three-month period ended March 31, 2019, compared to the same period of 2018. The increase was driven by a combination of increased volume due to acquisitions and strong performance in our core and value auto categories at our seasoned stores. On a same store basis, used vehicle sales increased 11.3% during the first quarter of 2019 as compared to the same period of 2018. This increase was primarily driven by increases in our core and vale auto vehicle categories of 13.4% and 17.5%, respectively. The increase in our core vehicle category was due to an increase in unit sales of 12.9% with average selling price per vehicle remaining consistent over the same period of 2018. Gross profit per vehicle in our core vehicle category increased 2.9% for the quarter to approximately $2,200 per unit. The increase in our value auto category included an 11.6% increase in unit sales and a 5.3% increase in average selling price per vehicle. Gross profit per vehicle in our value auto category remained flat for the quarter at approximately $2,000 per unit. The strong performance in our core and value auto categories was supported by an increase in CPO vehicle revenues and gross profit. CPO vehicle revenues increased 4.8%, and gross profit increased 2.5% for the quarter. The increase in CPO vehicle revenues for the three months ended March 31, 2019, compared to the same period of 2018 was driven by an increase in unit sales of 1.2% and an increase in average selling price of 3.6%.

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

The increase in finance and insurance revenue in the three-month period ended March 31, 2019, compared to the same period of 2018 was primarily due to increased volume related to acquisitions, combined with expanded product offerings and increased penetration rates. Third-party extended warranty and insurance contracts yield higher profit margins than vehicle sales and contribute significantly to our profitability. Same store finance and insurance revenues increased 8.8% for the three-month period ended March 31, 2019 as compared to the same period of 2018. This increase was driven by an increase in finance and insurance revenues per retail unit, combined with an increase in used vehicle unit volume, offset by a decrease in new vehicle unit volume. On a same store basis, our finance and insurance revenues per retail unit increased $107 to $1,485 per unit in the three-month period ended March 31, 2019, compared to the same period of 2018, primarily due to an increase in finance contract penetration rates of 280 basis points.

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

Our service, body, and parts revenue grew in customer pay and warranty sales in the three-month period ended March 31, 2019, compared to the same period of 2018. The growth experienced in the three-month period ended March 31, 2019, was primarily due to acquisitions, combined with more late-model units in operation. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. The largest contribution to our service, body and parts revenue growth was due to a $10.6 million increase in same store customer pay revenue, an increase of 7.2%, in the three-month period ended March 31, 2019, compared to the same period of 2018. Same store warranty revenue grew $8.1 million, a 12.2% increase in the three-month period ended March 31, 2019, compared to the same period of 2018. Parts wholesale and body shop revenues remained flat compared to the same period of 2018.

Same store service, body and parts gross profit increased 10.5% in the three-month period ended March 31, 2019, compared to the same period of 2018. Our gross margins have increased as our mix has shifted towards customer pay, which has higher margins than other service work.

Segments
Certain financial information by segment is as follows:

	Three Months Ended March 31,		Increase	% Increase
(Dollars in millions)	2019	2018
Revenues:
Domestic	$996.7	$970.6	$26.1	2.7%
Import	1,191.6	1,170.4	21.2	1.8
Luxury	654.9	516.5	138.4	26.8
	2,843.2	2,657.5	185.7	7.0
Corporate and other	6.5	2.2	4.3	NM
	$2,849.7	$2,659.7	$190.0	7.1%
NM - not meaningful

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Segment income[1]:
Domestic	$19.8	$25.6	$(5.8)	(22.7)%
Import	30.0	23.0	7.0	30.4
Luxury	8.0	6.9	1.1	15.9
	57.8	55.5	2.3	4.1
Corporate and other	52.5	41.6	10.9	26.2
Depreciation and amortization	(19.8)	(16.8)	3.0	17.9
Other interest expense	(15.3)	(11.8)	3.5	29.7
Other income, net	2.6	1.3	1.3	NM
Income before income taxes	$77.8	$69.8	$8.0	11.5%

1Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.
NM – not meaningful

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
	2019	2018
Retail new vehicle unit sales:
Domestic	11,755	12,656	(901)	(7.1)%
Import	21,821	23,640	(1,819)	(7.7)
Luxury	6,192	5,338	854	16.0
	39,768	41,634	(1,866)	(4.5)
Allocated to management	(73)	(137)	(64)	NM
	39,695	41,497	(1,802)	(4.3)%
NM – Not meaningful

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Revenue:
New vehicle	$492.4	$513.5	$(21.1)	(4.1)%
Used vehicle retail	300.4	264.8	35.6	13.4
Used vehicle wholesale	29.6	33.6	(4.0)	(11.9)
Finance and insurance	41.8	40.0	1.8	4.5
Service, body and parts	115.4	107.2	8.2	7.6
Fleet and other	17.1	11.5	5.6	NM
	$996.7	$970.6	$26.1	2.7
Segment income	$19.8	$25.6	$(5.8)	(22.7)
Retail new vehicle unit sales	11,755	12,656	(901)	(7.1)
NM - not meaningful
Our Domestic segment revenue increased 2.7% in the three-month period ended March 31, 2019, compared to the same period of 2018. Since March 2018, we acquired three additional domestic brand stores, which contributed to the increases in used vehicle retail, finance and insurance, and service, body and parts revenues, offset by a decrease in new vehicle revenue.

Our Domestic segment income decreased 22.7% in the three-month period ended March 31, 2019, compared to the same period of 2018, primarily due to growth in SG&A of 10.0%, which was driven by a 12.8% increase in personnel cost and a 9.0% increase in rent expense, offset by gross profit growth of 5.1% and an increase in floor plan interest expense of 20.7% due to acquisitions and rising interest rates compared to the same period of 2018.

Import
A summary of financial information for our Import segment follows:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Revenue:
New vehicle	$632.6	$667.6	$(35.0)	(5.2)%
Used vehicle retail	341.3	307.7	33.6	10.9
Used vehicle wholesale	27.9	28.2	(0.3)	(1.1)
Finance and insurance	54.8	51.7	3.1	6.0
Service, body and parts	117.7	109.6	8.1	7.4
Fleet and other	17.3	5.6	11.7	NM
	$1,191.6	$1,170.4	$21.2	1.8
Segment income	$30.0	$23.0	$7.0	30.4
Retail new vehicle unit sales	21,821	23,640	(1,819)	(7.7)
NM - not meaningful
Our Import segment revenue increased 1.8% in the three-month period ended March 31, 2019, compared to the same period of 2018 due to increases in used vehicle retail, finance and insurance, and service, body and parts revenues, offset by a decrease in new vehicle revenue.

Import segment income increased 30.4% in the three-month period ended March 31, 2019, compared to the same period of 2018 primarily due to gross profit growth of 6.8%, partially offset by SG&A expense growth of 2.5%. Total import SG&A as a percent of gross profit decreased from 82.0% to 78.7% for the three-month period ended March 31, 2019, compared to the same period of 2018. This was primarily related to decreases in advertising and facility costs, offset by an increase in personnel expenses. As acquired stores become integrated, we expect operating efficiency in line with our more seasoned stores. Floor plan interest expense for import stores increased 16.4% due to rising interest rates for the three-month period ended March 31, 2019, compared to the same period of 2018.

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended March 31,		Increase	% Increase
(Dollars in millions)	2019	2018
Revenue:
New vehicle	$339.4	$278.5	$60.9	21.9%
Used vehicle retail	186.3	142.9	43.4	30.4
Used vehicle wholesale	19.9	14.2	5.7	40.1
Finance and insurance	16.5	12.3	4.2	34.1
Service, body and parts	79.1	64.8	14.3	22.1
Fleet and other	13.7	3.8	9.9	NM
	$654.9	$516.5	$138.4	26.8
Segment income	$8.0	$6.9	$1.1	15.9
Retail new vehicle unit sales	6,192	5,338	854	16.0
NM - not meaningful
Our Luxury segment revenue increased 26.8% in the three-month period ended March 31, 2019, compared to the same period of 2018 due to increases in all major business lines, predominately related to acquisitions from 2018.

Our Luxury segment income increased 15.9% for the three-month period ended March 31, 2019, compared to the same period of 2018, primarily due to gross profit growth of 25.3%, offset by an increase in SG&A expense of 23.9%. Luxury segment revenues and gross profit increases for the three-month period ended March 31, 2019, compared to the same period of 2018, were driven by volume related to stores acquired in 2018, strong performance in used vehicles and an increase in finance and insurance per unit. Total Luxury SG&A as a percent of gross profit decreased from 84.3% to 83.4% for the three-month period ended March 31, 2019, compared to the same period of 2018. The decreases occurred in advertising, rent, and facility costs as a percentage of gross profit, offset by an increase in personnel expenses as a percentage of gross profit. Floor plan interest expense increased 56.0% related to a combination of increased volume from the integration of stores acquired in 2018 and rising interest rates.

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shops, offset by certain unallocated reserves and elimination adjustments related to vehicle sales.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in millions)	2019	2018
Revenue, net	$6.5	$2.2	$4.3	NM
Segment income	$52.5	$41.6	$10.9	26.2
NM - not meaningful
The increase in Corporate and other revenue in the three-month period ended March 31, 2019, compared to the same period of 2018 was primarily related to increased finance and insurance incentives received that were not specifically related to any particular segment, and changes to certain reserves that were not specifically identified with our domestic, import or luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales, and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores.

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

Corporate and other segment income increased $10.9 million for the three-month period ended March 31, 2019, compared to the same period of 2018, primarily due to the integration of 21 stores and two stand-alone body shops, offset by increases to certain insurance reserves.

Asset Impairments
Asset impairments consist of the following:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Long-lived assets	$0.5	$—

During 2019, we recorded an asset impairment of $0.5 million associated with certain real properties. The long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value. See Note 6 of the Condensed Notes to the Consolidated Financial Statements for additional information.

Selling, General and Administrative Expense (“SG&A”)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Personnel	$212.1	$192.1	$20.0	10.4%
Advertising	26.5	25.5	1.0	3.9
Rent	10.2	11.1	(0.9)	(8.1)
Facility costs[1]	18.4	17.7	0.7	4.0
Other	54.6	51.1	3.5	6.8
Total SG&A	$321.8	$297.5	$24.3	8.2%
1 Includes variable leases costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.

	Three Months Ended March 31,		Decrease
As a % of gross profit	2019	2018
Personnel	47.1%	47.1%	—
Advertising	5.9	6.2	(30)
Rent	2.3	2.7	(40)
Facility costs	4.1	4.3	(20)
Other	12.0	12.6	(60)
Total SG&A	71.4%	72.9%	(150	)bp
SG&A expense increased 8.2% in the three-month period ended March 31, 2019, compared to the same period of 2018. Overall, the increase in SG&A expense was due primarily to acquisitions, resulting in increased personnel cost, and certain reserve adjustments, which increased expense in the three-month period ended March 31, 2019 and provided a benefit in the same period of 2018.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 70.6% for the three-month period ended March 31, 2019, compared to 72.5% for the same period of 2018. This decrease was primarily due to reduced rent expense and controlling overall costs while growing gross profit.

SG&A expense adjusted for non-core charges was as follows (in millions):

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Personnel	$212.1	$192.1	$20.0	10.4%
Advertising	26.5	25.5	1.0	3.9
Rent	10.2	11.1	(0.9)	(8.1)
Facility costs	18.4	17.7	0.7	4.0
Adjusted other	54.5	51.1	3.4	6.7
Adjusted total SG&A	$321.7	$297.5	$24.2	8.1%

	Three Months Ended March 31,		Decrease
As a % of gross profit	2019	2018
Personnel	47.1%	47.1%	—
Advertising	5.9%	6.2%	(30)
Rent	2.3%	2.7%	(40)
Facility costs	4.1%	4.3%	(20)
Adjusted other	12.0%	12.6%	(60)
Adjusted total SG&A	71.4%	72.9%	(150	)bp
Adjusted SG&A excludes $0.1 million from gains on store disposals and $0.2 million in acquisition-related expenses in the three-month period ended March 31, 2019. See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in millions)	2019	2018
Depreciation and amortization	$19.8	$16.8	$3.0	17.9%
The increase of 17.9% in depreciation and amortization for the three-month period ended March 31, 2019, compared to the same period of 2018 was primarily due to capital expenditures and acquisitions that occurred since March 31, 2018. In 2018, we acquired approximately $151 million in depreciable buildings and improvements and invested $158 million in capital expenditures. For the first three months of 2019, capital expenditures totaled $29.1 million. These investments increased the amount of depreciation expense in 2019. See the discussion under Liquidity and Capital Resources for additional information.

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended March 31,
	2019	2018
Operating margin	3.8%	3.5%
Operating margin adjusted for non-core charges [1]	3.8%	3.5%
1 See “Non-GAAP Reconciliations” for more details.

Operating margin increased 30 basis points in the three-month period ended March 31, 2019, compared to the same period in 2018. The increase in operating margin for the three-month period ended March 31, 2019, was primarily due to an overall increase in gross margin while continuing to integrate recently acquired stores and improvements in our cost structure compared to the same period in 2018.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended March 31,
(Dollars in millions)	2019	2018	Increase	% Increase
Floor plan interest expense (new vehicles)	$18.1	$13.5	$4.6	34.1%

Floor plan interest expense increased $4.6 million in the three-month period ended March 31, 2019, compared to the same period of 2018. The 34.1% increase in floor plan interest expense for the three-month period ended March 31, 2019, compared to the same period in 2018 includes a 9.7% increase related to the increase in same store inventory levels; a 5.5% increase due to acquisition volume, net of divestitures; and an 18.9% increase related to increasing LIBOR rates as compared to the same period of 2018.

Floor plan assistance is provided by manufacturers to support store financing of new vehicle inventory and is recorded as a component of new vehicle gross profit when the specific vehicle is sold. However, because manufacturers provide this assistance to offset inventory carrying costs, we believe a comparison of floor plan interest expense to floor plan assistance is a useful measure of the efficiency of our new vehicle sales relative to stocking levels.

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended March 31,			%
(Dollars in millions)	2019	2018	Change	Change
Floor plan interest expense (new vehicles)	$18.1	$13.5	$4.6	34.1%
Floor plan assistance (included as an offset to cost of sales)	(15.1)	(14.2)	(0.9)	6.3
Net new vehicle carrying costs	$3.0	$(0.7)	$3.7	NM

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in millions)	2019	2018
Mortgage interest	$6.9	$4.9	$2.0	40.8
Other interest	9.0	7.1	1.9	26.8
Capitalized interest	(0.6)	(0.2)	0.4	NM
Total other interest expense	$15.3	$11.8	$3.5	29.7%
NM - not meaningful
The increase of $3.5 million in other interest expense in the three-month period ended March 31, 2019, compared to the same period of 2018 was primarily due to increased interest rates and higher mortgage interest due to additional mortgage financings.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended March 31,
	2019	2018
Effective income tax rate	27.5%	25.4%

Our effective income tax rate for the three-month period ended March 31, 2019 was negatively affected by excess tax deficiencies on stock awards vesting in the current period and an increase in the current state effective tax rate, primarily due to enactment of combined reporting in New Jersey beginning January 1, 2019. We estimate our annual effective tax rate, excluding non-core charges, to be 27.5%.

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

	Three Months Ended March 31, 2019
(Dollars in millions, except per share amounts)	As reported	Disposal gain on sale of stores	Asset impairment	Acquisition expenses	Adjusted
Asset impairment	$0.5	$—	$(0.5)	$—	$—
Selling, general and administrative	321.8	0.1	—	(0.2)	321.7
Operating income (loss)	108.6	(0.1)	0.5	0.2	109.2

Income (loss) before income taxes	$77.8	$(0.1)	$0.5	$0.2	$78.4
Income tax provision	(21.4)	—	(0.1)	(0.1)	(21.6)
Net income (loss)	$56.4	$(0.1)	$0.4	$0.1	$56.8

Diluted net income per share	$2.42	$—	$0.01	$0.01	$2.44
Diluted share count	23.2

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

Available Sources
Below is a summary of our immediately available funds:

	As of March 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Cash and cash equivalents	$45.0	$69.0	$(24.0)	(34.8)%
Available credit on the credit facilities	234.5	64.8	169.7	261.9
Total current available funds	279.5	133.8	145.7	108.9
Estimated funds from unfinanced real estate	247.5	260.2	(12.7)	(4.9)
Total estimated available funds	$527.0	$394.0	$133.0	33.8%

Cash flows generated by operating activities and borrowings under our credit facility and other types of debt are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of March 31, 2019, our unencumbered owned operating real estate had a book value of $330 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $247 million at March 31, 2019; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2019	2018	in Cash Flow
Net cash provided by operating activities	$77.2	$48.9	$28.3
Net cash used in investing activities	(35.3)	(373.5)	338.2
Net cash (used in) provided by financing activities	(28.5)	336.4	(364.9)

Operating Activities
Cash provided by operating activities for the three-month period ended March 31, 2019, increased $28.3 million compared to the same period of 2018, primarily related to slowing inventory growth, an increase in floor plan notes payable related to our floor plan credit facility with Ford Motor Credit Company, offset by a decrease in trade payables compared to the same period of 2018.

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

Adjusted net cash provided by operating activities is presented below (in millions):

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2019	2018	in Cash Flow
Net cash provided by operating activities – as reported	$77.2	$48.9	$28.3
Add: Net borrowings on floor plan notes payable, non-trade	43.5	47.8	(4.3)
Add: Borrowings on unsecured revolver to increase new vehicle floor plan capacity[1]	—	150.0	(150.0)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	—	(117.1)	117.1
Net cash provided by operating activities – adjusted	$120.7	$129.6	$(8.9)
1Indebtedness associated with a six month unsecured revolving credit facility to provide flooring capacity in anticipation of expanding syndicated credit facility in 2018.

Inventories are the most significant component of our cash flow from operations. As of March 31, 2019, our new vehicle days' supply was 82, or eleven days higher than our days' supply as of December 31, 2018. Our days' supply of used vehicles was 53 days as of March 31, 2019, or thirteen days lower than our days' supply as of December 31, 2018. We calculate days' supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $35.3 million and $373.5 million, respectively, for the three-month periods ended March 31, 2019 and 2018.

Below are highlights of significant activity related to our cash flows from investing activities:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2019	2018	in Cash Flow
Capital expenditures	$(29.1)	$(42.0)	$12.9
Cash paid for acquisitions, net of cash acquired	—	(324.4)	324.4
Cash paid for other investments	(6.6)	(7.6)	1.0

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Three Months Ended March 31,
(Dollars in millions)	2019	2018
Post-acquisition capital improvements	$6.3	$17.1
Facilities for open points	0.2	1.8
Purchases of previously leased facilities	1.5	8.4
Existing facility improvements	10.8	2.6
Maintenance	10.3	12.1
Total capital expenditures	$29.1	$42.0

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

We expect to use a portion of our future capital expenditures to upgrade facilities that we recently acquired. This additional capital investment is contemplated in our initial evaluation of the investment return metrics applied to each acquisition and is usually associated with manufacturer standards and requirements. The decrease in capital expenditures for the three-month period ended March 31, 2019, compared to the same period of 2018 related primarily to lower post-acquisition capital improvements due to fewer acquisition related activities.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Three Months Ended March 31,
	2019	2018
Number of stores acquired	—	15
Number of stores opened	—	—
Number of franchises added	—	—

(Dollars in millions)
Cash paid for acquisitions, net of cash acquired	$—	$324.4
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	—	(117.1)
Cash paid for acquisitions, net of cash acquired – adjusted	$—	$207.3

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash (used in) provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2019	2018	in Cash Flow
Cash (used in) provided by financing activities, as reported	$(28.5)	$336.4	$(364.9)
Less: Borrowings on unsecured revolver to increase new vehicle floor plan capacity[1]	—	(150.0)	150.0
Adjust: Borrowings on floor plan notes payable: non-trade	(43.5)	(47.8)	4.3
Cash (used in) provided by financing activities – adjusted	$(72.0)	$138.6	$(210.6)

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2019	2018	in Cash Flow
Net borrowings (repayments) on lines of credit	$(55.0)	$307.2	$(362.2)
Principal payments on long-term debt and capital leases, unscheduled	(3.3)	—	(3.3)
Repurchases of common stock	(3.1)	(8.3)	5.2
Dividends paid	(6.7)	(6.8)	0.1

Equity Transactions
In the first three months of 2019, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2019	$0.29	$6.7

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of March 31, 2019
(Dollars in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,767.2	$—	[1]
Floor plan notes payable	359.0	—
Used vehicle inventory financing facility	332.0	—	[2]
Revolving lines of credit	76.6	234.5	[2,3]
Real estate mortgages	583.4	—
5.25% Senior Subordinated Notes due 2025	300.0	—
Other debt	34.2	—
Total debt outstanding	3,452.4	234.5
Less: unamortized debt issuance costs	(5.9)	—
Total debt	$3,446.5	$234.5

1 As of March 31, 2019, we had a $2.0 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of February 28, 2019. This amount is reduced by $13.0 million for outstanding letters of credit.

Credit Facility
Our syndicated credit facility is comprised of 20 financial institutions, including seven manufacturer-affiliated finance companies, with a maturity date of July 2023.

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

The interest rate on the credit facility, as amended, varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.25% depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 3.75% at March 31, 2019. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 4.00% at March 31, 2019.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of March 31, 2019
Current ratio	Not less than 1.10 to 1	1.26 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	1.96 to 1
Leverage ratio	Not more than 5.00 to 1	2.66 to 1

As of March 31, 2019, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Other Lines of Credit
During 2018 we entered into a revolving line of credit agreement with Ford Motor Credit Company. The revolving line of credit includes a commitment of up to $40 million, secured by certain assets and up to another $20 million unsecured. The interest rate on this revolving line varies based upon which component is utilized, with a rate of one-month LIBOR plus 2.70% for the secured commitment and one-month LIBOR plus 5.55% for the unsecured commitment. Including this new revolving line with Ford, we have other lines of credit with a total financing commitment of $60.5 million for general corporate purposes, including acquisitions and working capital. Substantially all of these other lines of credit mature in 2021 and have interest rates ranging up to 8.07%. As of March 31, 2019, $0.4 million was outstanding on these other lines of credit.

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. During 2018 we expanded our floor plan agreement with Ford Motor Credit Company. This facility provides floor plan financing for new vehicle inventory at all of our Ford stores. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of March 31, 2019, $359.0 million was outstanding on these agreements at interest rates ranging up to 6.75%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 5.3% at March 31, 2019. The mortgages are payable in various installments through August 1, 2038. As of March 31, 2019, we had fixed interest rates on 70% of our outstanding mortgage debt.

Our other debt includes capital leases and sellers’ notes. The interest rates associated with our other debt ranged from 3.1% to 8.0% at March 31, 2019. This debt, which totaled $34.2 million at March 31, 2019, is due in various installments through December 2050.

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

Recent Accounting Pronouncements
See Note 9 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates
There have been no material changes in the critical accounting policies and use of estimates described in our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2019.

See also Notes 1 and 10 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information including the impact of our January 1, 2019 adoption of Topic 842 - Leases and related updates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in our reported market risks or risk management policies since the filing of our 2018 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 22, 2019.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
We evaluated, with the participation and under the supervision of our Chief Executive Officer and our Chief Accounting Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2019, we implemented certain internal controls in connection with our adoption of Topic 842. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K. The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in that report, which was filed with the Securities and Exchange Commission on February 22, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the first quarter of 2019:

	Total number of shares purchased [2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans [1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands) [1]
January	26,907	$—	—	$233,603
February	12,223	—	—	233,603
March	114	—	—	233,603
	39,244	$—	—	$233,603

1 Effective February 29, 2016, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. This authorization was fully utilized as of December 31, 2018. On October 22, 2018, our Board of Directors approved an additional $250 million repurchase authorization. This authorization does not have an expiration date.
2 Of the shares repurchased in the first quarter of 2019, 39,244 shares were related to tax withholdings on vesting RSUs.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation of Lithia Motors, Inc., as amended May 13, 1999 (incorporated by reference to exhibit 3.1 to our Form 10-K for the year ended December 31, 1999).
3.2	Articles of Amendment to Restated Articles of Incorporation of Lithia Motors, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed April 25, 2019).
3.3	Second Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed April 25, 2019).
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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2019	LITHIA MOTORS, INC.

By: /s/ Tina Miller
Tina Miller
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial and
Accounting Officer)