Form 10-Q
period 2019-06-30
LITHIA MOTORS INC
filed 2019-07-26
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to

Commission file number: 001-14733

LITHIA MOTORS INC
(Exact name of registrant as specified in its charter)

Oregon			93-0572810
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

150 N. Bartlett Street	Medford	Oregon	97501
(Address of principal executive offices)			(Zip Code)
(541) 776-6401
Registrant's telephone number, including area code

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

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered	Outstanding at July 26, 2019
Class A common stock without par value	LAD	The New York Stock Exchange	22,415,392
Class B common stock without par value	LAD	The New York Stock Exchange	800,000

LITHIA MOTORS, INC.
FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In millions) (Unaudited)
	June 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$44.7	$31.6
Accounts receivable, net of allowance for doubtful accounts of $6.6 and $7.2	489.2	529.4
Inventories, net	2,431.9	2,365.3
Other current assets	65.7	65.1
Total Current Assets	3,031.5	2,991.4

Property and equipment, net of accumulated depreciation of $262.8 and $240.5	1,463.0	1,448.0
Operating lease right-of-use assets	255.0	—
Goodwill	457.3	434.9
Franchise value	309.1	288.7
Other non-current assets	258.7	221.0
Total Assets	$5,774.6	$5,384.0

Liabilities and Stockholders' Equity
Current Liabilities:
Floor plan notes payable	$414.1	$324.4
Floor plan notes payable: non-trade	1,709.6	1,733.3
Current maturities of long-term debt	25.4	25.9
Trade payables	129.4	126.3
Accrued liabilities	326.8	283.6
Total Current Liabilities	2,605.3	2,493.5

Long-term debt, less current maturities	1,324.1	1,358.2
Deferred revenue	129.3	121.7
Deferred income taxes	98.5	91.2
Noncurrent operating lease liabilities	240.3	—
Other long-term liabilities	102.4	122.2
Total Liabilities	4,499.9	4,186.8

Stockholders' Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100.0 shares; issued and outstanding 22.4 and 22.0	13.0	—
Class B common stock - no par value; authorized 25.0 shares; issued and outstanding 0.8 and 1.0	0.1	0.1
Additional paid-in capital	—	35.0
Accumulated other comprehensive loss	(0.9)	—
Retained earnings	1,262.5	1,162.1
Total Stockholders' Equity	1,274.7	1,197.2
Total Liabilities and Stockholders' Equity	$5,774.6	$5,384.0

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In millions, except per share amounts) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
New vehicle	$1,707.4	$1,726.8	$3,168.5	$3,181.5
Used vehicle retail	888.3	804.1	1,716.2	1,519.7
Used vehicle wholesale	81.7	85.3	159.1	161.3
Finance and insurance	129.0	114.5	246.5	221.0
Service, body and parts	335.5	311.4	652.9	597.1
Fleet and other	79.8	54.4	128.2	75.6
Total revenues	3,221.7	3,096.5	6,071.4	5,756.2
Cost of sales:
New vehicle	1,612.0	1,625.3	2,987.2	2,993.1
Used vehicle retail	795.1	717.0	1,538.4	1,359.0
Used vehicle wholesale	79.9	83.4	156.4	158.4
Service, body and parts	165.2	157.7	323.1	305.0
Fleet and other	75.9	52.4	122.0	71.9
Total cost of sales	2,728.1	2,635.8	5,127.1	4,887.4
Gross profit	493.6	460.7	944.3	868.8
Asset impairments	—	—	0.5	—
Selling, general and administrative	356.5	333.3	678.3	630.8
Depreciation and amortization	20.2	18.8	40.0	35.7
Operating income	116.9	108.6	225.5	202.3
Floor plan interest expense	(19.4)	(15.6)	(37.5)	(29.2)
Other interest expense, net	(15.0)	(13.8)	(30.3)	(25.6)
Other income, net	3.0	1.6	5.6	3.0
Income before income taxes	85.5	80.8	163.3	150.5
Income tax provision	(23.6)	(20.1)	(45.0)	(37.8)
Net income	$61.9	$60.7	$118.3	$112.7

Basic net income per share	$2.65	$2.45	$5.10	$4.52
Shares used in basic per share calculations	23.4	24.8	23.2	24.9

Diluted net income per share	$2.63	$2.44	$5.08	$4.50
Shares used in diluted per share calculations	23.5	24.9	23.3	25.0

Cash dividends paid per Class A and Class B share	$0.30	$0.29	$0.59	$0.56

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In millions) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$61.9	$60.7	$118.3	$112.7
Other comprehensive income, net of tax:
Loss on cash flow hedges, net of tax expense of $0.3, $0.0, $0.3, and $0.0, respectively	(0.9)	—	(0.9)	—
Comprehensive income	$61.0	$60.7	$117.4	$112.7

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity (In millions) (Unaudited)
Three and Six Months Ended June 30, 2019
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	22.0	$—	1.0	$0.1	$35.0	$—	$1,162.1	$1,197.2
Net income	—	—	—	—	—	—	56.4	56.4
Issuance of stock in connection with employee stock plans	—	2.3	—	—	—	—	—	2.3
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	(3.1)	—	—	—	—	—	(3.1)
Class B common stock converted to Class A common stock	0.2	—	(0.2)	—	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	10.5	—	—	(7.0)	—	—	3.5
Dividends paid	—	—	—	—	—	—	(6.7)	(6.7)
Retained Earnings Adjustment for Adoption of ASC 842	—	—	—	—	—	—	0.9	0.9
Balance at March 31, 2019	22.3	9.7	0.8	0.1	28.0	$—	1,212.7	1,250.5
Net income	—	—	—	—	—	—	61.9	61.9
Loss on cash flow hedges, net of tax expense of $0.3	—	—	—	—	—	(0.9)	—	(0.9)
Issuance of stock in connection with employee stock plans	0.1	2.8	—	—	—	—	—	2.8
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	0.5	—	—	3.4	—	—	3.9
Option premiums paid	—	—	—	—	(31.4)	—	(5.1)	(36.5)
Dividends paid	—	—	—	—	—	—	(7.0)	(7.0)
Balance at June 30, 2019	22.4	$13.0	0.8	$0.1	$—	$(0.9)	$1,262.5	$1,274.7

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders' Equity (In millions) (Unaudited)
Three and Six Months Ended June 30, 2018
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	23.9	$149.1	1.0	$0.1	$11.3	—	$922.7	$1,083.2
Net income	—	—	—	—	—	—	52.1	52.1
Issuance of stock in connection with employee stock plans	—	1.8	—	—	—	—	—	1.8
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—	—
Repurchase of Class A common stock	(0.1)	(8.2)	—	—	—	—	—	(8.2)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	0.3	—	—	3.3	—	—	3.6
Dividends paid	—	—	—	—	—	—	(6.8)	(6.8)
Retained earnings adjustment for adoption of ASC 606	—	—	—	—	—	—	1.4	1.4
Balance at March 31, 2018	23.9	143.0	1.0	0.1	14.6	—	969.4	1,127.1
Net income	—	—	—	—	—	—	60.7	60.7
Issuance of stock in connection with employee stock plans	0.1	2.7	—	—	—	—	—	2.7
Repurchase of Class A common stock	(0.6)	(59.1)	—	—	—	—	—	(59.1)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	7.8	—	—	(4.5)	—	—	3.3
Option premiums received (paid)	—	—	—	—	33.4	—	—	33.4
Dividends paid	—	—	—	—	—	—	(7.2)	(7.2)
Balance at June 30, 2018	23.4	$94.4	1.0	$0.1	$43.5	$—	$1,022.9	$1,160.9

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In millions) (Unaudited)
	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$118.3	$112.7
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	0.5	—
Depreciation and amortization	40.0	35.7
Stock-based compensation	7.4	6.8
Gain on disposal of other assets	—	(0.1)
Loss on disposal of franchise	0.3	0.4
Deferred income taxes	7.6	0.3
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	40.1	47.9
Inventories	(63.0)	(35.5)
Other assets	6.4	20.6
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	89.7	15.1
Trade payables	3.5	2.9
Accrued liabilities	(8.8)	5.5
Other long-term liabilities and deferred revenue	2.4	24.0
Net cash provided by operating activities	244.4	236.3

Cash flows from investing activities:
Capital expenditures	(57.8)	(72.4)
Proceeds from sales of assets	0.8	1.8
Cash paid for other investments	(6.7)	(7.1)
Cash paid for acquisitions, net of cash acquired	(75.0)	(374.6)
Proceeds from sales of stores	28.9	0.8
Net cash used in investing activities	(109.8)	(451.5)

Cash flows from financing activities:
(Repayments) borrowings on floor plan notes payable, net: non-trade	(11.1)	85.8
Borrowings on lines of credit	1,411.0	1,353.3
Repayments on lines of credit	(1,450.0)	(1,254.1)
Principal payments on long-term debt and capital leases, scheduled	(12.0)	(9.6)
Principal payments on long-term debt and capital leases, other	(11.0)	(5.3)
Proceeds from issuance of long-term debt	—	62.1
Payments of debt issuance costs	(0.2)	(0.2)
Proceeds from issuance of common stock	5.1	4.5
Repurchase of common stock	(3.1)	(33.9)
Dividends paid	(13.7)	(13.9)
Payments of contingent consideration related to acquisitions	—	(0.8)
Other financing activity	(36.5)	—
Net cash (used in) provided by financing activities	(121.5)	187.9
Increase (decrease) in cash and cash equivalents	13.1	(27.3)
Cash and cash equivalents at beginning of period	31.6	57.3
Cash and cash equivalents at end of period	$44.7	$30.0

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$69.5	$54.7
Cash paid during the period for income taxes, net	7.2	2.3
Floor plan debt paid in connection with store disposals	4.8	5.2

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$26.4	$125.1
Debt assumed in connection with acquisitions	—	10.8
ROU assets obtained in exchange for lease liabilities [1]	260.3	—
1 Amounts for the six months ended June 30, 2019 include the transition adjustment for the adoption of Topic 842.

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of June 30, 2019, and for the three and six months ended June 30, 2019 and 2018. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2018 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2018, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2019. The unaudited interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2018 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet, as right-of-use assets with corresponding operating lease liabilities. In July 2018, the FASB issued ASU No. 2018-11, "Targeted Improvements - Leases (Topic 842)." This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. We adopted the new standard as of January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. The Consolidated Financial Statements for the three and six-month periods ended June 30, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy. We elected the package of practical expedients, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected the short-term lease recognition exemption for all leases that qualify. We have both real estate leases and equipment leases that are impacted by the new guidance. Most of our leases do not provide an implicit rate, therefore we use our incremental borrowing rate at the commencement date in determining the present value of lease payments. Adoption of the new standard resulted in the derecognition of a deferred gain from prior completed sale-leaseback transactions. This adjustment, net of tax, was recorded as $0.9 million increase in retained earnings. See Note 10.

The impact of adopting Topic 842 on the accompanying Condensed Consolidated Balance Sheet as of January 1, 2019 was as follows (in millions):

Impact on Consolidated Balance Sheets	December 31, 2018	Adjustments	January 1, 2019
Operating lease right-of-use assets	$—	$259.7	$259.7
Total Assets	5,384.0	259.7	5,643.7
Operating lease liabilities:
Accrued liabilities	283.6	26.6	310.2
Deferred revenue	121.7	(1.3)	120.4
Noncurrent operating lease liabilities	—	243.9	243.9
Other long-term liabilities	122.2	(10.3)	111.9
Total Liabilities	4,186.8	258.8	4,445.6
Retained earnings	1,162.1	0.9	1,163.0
Total Liabilities and Stockholders' Equity	5,384.0	259.7	5,643.7

Reclassifications
Certain immaterial reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented.

Note 2. Contract Liabilities and Assets

Contract Liabilities
We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $160.7 million and $149.6 million as of June 30, 2019, and December 31, 2018, respectively; and we recognized $6.2 million and $12.1 million of revenue in the three and six months ended June 30, 2019, respectively, related to our contract liability balance at December 31, 2018. Our contract liability balance is included in accrued liabilities and deferred revenue.

Contract Assets
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract. Our contract asset balances associated with future estimated variable consideration were $8.9 million and $9.2 million as of June 30, 2019 and December 31, 2018, respectively; and are included in trade receivables and other non-current assets.

Note 3. Accounts Receivable and Contract Assets

Accounts receivable consisted of the following (in millions):

	June 30, 2019	December 31, 2018
Contracts in transit	$254.5	$294.0
Trade receivables	54.4	54.3
Vehicle receivables	57.8	51.6
Manufacturer receivables	102.4	105.5
Auto loan receivables	61.1	61.5
Other receivables	3.2	6.8
	533.4	573.7
Less: Allowance for doubtful accounts	(6.6)	(7.2)
Less: Long-term portion of accounts receivable, net	(37.6)	(37.1)
Total accounts receivable, net	$489.2	$529.4

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 4. Inventories

The components of inventories, net, consisted of the following (in millions):

	June 30, 2019	December 31, 2018
New vehicles	$1,751.3	$1,700.1
Used vehicles	591.5	576.8
Parts and accessories	89.1	88.4
Total inventories	$2,431.9	$2,365.3

Note 5. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in millions):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2017 ¹	$114.0	$104.3	$38.0	$256.3
Additions through acquisitions [2]	51.4	85.8	43.5	180.7
Reductions through divestitures	(0.9)	(1.2)	—	(2.1)
Balance as of December 31, 2018 ¹	164.5	188.9	81.5	434.9
Adjustments to purchase price allocations [3]	1.6	1.6	1.9	5.1
Additions through acquisitions [3]	6.2	9.0	2.2	17.4
Reductions through divestitures	(0.1)	—	—	(0.1)
Balance as of June 30, 2019 [1]	$172.2	$199.5	$85.6	$457.3
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
3 Our purchase price allocation for the acquisitions of the Ray Laks Honda, Ray Laks Acura, Day Auto Group, Prestige Auto Group, and Buhler Ford were finalized in 2019. As a result, we added $22.5 million of goodwill.

The changes in the carrying amounts of franchise value are as follows (in millions):

Franchise Value
Balance as of December 31, 2017	$187.0
Additions through acquisitions [1]	103.5
Reductions through divestitures	(1.8)
Balance as of December 31, 2018	288.7
Adjustments to purchase price allocations [2]	3.5
Additions through acquisitions [2]	20.9
Reductions through divestitures	(4.0)
Balance as of June 30, 2019	$309.1
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
2 Our purchase price allocation for the acquisitions of the Ray Laks Honda, Ray Laks Acura, Day Auto Group, Prestige Auto Group, and Buhler Ford were finalized in 2019. As a result, we added $24.4 million of franchise value.

Note 6. Stockholders’ Equity

Repurchases of Class A Common Stock
In May 2019, we entered into a structured repurchase agreement involving the use of capped call options for the purchase of our Class A common stock. We paid a fixed sum upon execution of the agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of the agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or Class A shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We paid a net premium of $36.5 million in the second quarter of 2019 to enter into this agreement, which was recorded as a reduction of additional paid-in-capital and retained earnings. As of June 30, 2019, the options were outstanding.

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

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of June 30, 2019, our real estate mortgages and other debt, which includes capital leases, had maturity dates between October 1, 2020, and August 31, 2038.

We have derivative instruments consisting of interest rate collars. The fair value of derivative liabilities is measured using observable Level 2 market expectations at each measurement date and is recorded as current liabilities and other long-term liabilities in the Consolidated Balance Sheets. See Note 11 for more details regarding our derivative contracts.

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

There were no changes to our valuation techniques during the six-month period ended June 30, 2019.

Below are our derivative liabilities that are measured at fair value (in millions):

Fair Value at June 30, 2019	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$—	$1.2	$—

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows (in millions):

	June 30, 2019	December 31, 2018
Carrying value
5.25% Senior notes due 2025	$300.0	$300.0
Real estate mortgages and other debt	456.5	445.8
	$756.5	$745.8
Fair value
5.25% Senior notes due 2025	$306.4	$278.6
Real estate mortgages and other debt	457.7	448.7
	$764.1	$727.3

Below are our long-lived assets that were measured at fair value (in millions):

Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$—	$—	$2.3

Long-lived assets held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. During the six months ended June 30, 2019, we evaluated the future undiscounted net cash flows associated with certain properties, which were under contract to sell, and determined the carrying value was not recoverable and exceeded the estimated fair value. As a result of this evaluation, we recorded $0.5 million of impairment charges associated with a property in 2019. The long-lived asset impaired in the first quarter of 2019 was sold in the second quarter of 2019.

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in millions, except per share amounts):

Three Months Ended June 30,	2019		2018
(in millions, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$59.8	$2.1	$58.2	$2.5
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	0.2	—	0.3	—
Conversion of Class B common shares into Class A common shares	1.9	—	2.2	—
Net income applicable to common stockholders - diluted	$61.9	$2.1	$60.7	$2.5

Weighted average common shares outstanding – basic	22.6	0.8	23.8	1.0
Conversion of Class B common shares into Class A common shares	0.8	—	1.0	—
Effect of dilutive stock options on weighted average common shares	0.1	—	0.1	—
Weighted average common shares outstanding – diluted	23.5	0.8	24.9	1.0

Net income per common share - basic	$2.65	$2.65	$2.45	$2.45
Net income per common share - diluted	$2.63	$2.63	$2.44	$2.44

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the three-month periods ended June 30, 2019, and 2018 and was determined to be immaterial.

Six Months Ended June 30,	2019		2018
(in millions, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$114.2	$4.1	$108.2	$4.5
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	0.5	—	0.6	—
Conversion of Class B common shares into Class A common shares	3.6	—	3.9	—
Net income applicable to common stockholders - diluted	$118.3	$4.1	$112.7	$4.5

Weighted average common shares outstanding – basic	22.4	0.8	23.9	1.0
Conversion of Class B common shares into Class A common shares	0.8	—	1.0	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.1	—	0.1	—
Weighted average common shares outstanding – diluted	23.3	0.8	25.0	1.0

Net income per common share - basic	$5.10	$5.10	$4.52	$4.52
Net income per common share - diluted	$5.08	$5.08	$4.50	$4.50

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the six-month period ended June 30, 2019, and 2018 and was determined to be immaterial.

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

Certain financial information on a segment basis is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Domestic
New vehicle	$577.3	$597.6	$1,069.7	$1,111.1
Used vehicle retail	321.0	283.4	621.5	548.3
Used vehicle wholesale	29.6	33.9	59.2	67.5
Finance and insurance	47.3	43.1	89.1	83.1
Service, body and parts	121.0	113.5	236.4	220.6
Fleet and other	15.1	23.6	32.1	35.1
	1,111.3	1,095.1	2,108.0	2,065.7
Import
New vehicle	740.8	772.0	1,373.4	1,439.6
Used vehicle retail	363.5	335.6	704.8	643.3
Used vehicle wholesale	29.0	31.0	56.9	59.2
Finance and insurance	60.8	54.8	115.6	106.6
Service, body and parts	127.3	116.4	245.0	226.0
Fleet and other	11.6	12.9	28.9	18.5
	1,333.0	1,322.7	2,524.6	2,493.2
Luxury
New vehicle	383.7	361.9	723.2	640.4
Used vehicle retail	203.1	184.9	389.4	327.8
Used vehicle wholesale	22.8	20.3	42.6	34.5
Finance and insurance	18.4	15.9	34.9	28.2
Service, body and parts	83.9	76.9	163.0	141.7
Fleet and other	52.7	17.6	66.5	21.4
	764.6	677.5	1,419.6	1,194.0
	3,208.9	3,095.3	6,052.2	5,752.9
Corporate and other	12.8	1.2	19.2	3.3
	$3,221.7	$3,096.5	$6,071.4	$5,756.2
Segment income[1]:
Domestic	$36.5	$28.6	$56.3	$54.2
Import	39.5	30.2	69.5	53.3
Luxury	15.5	11.9	23.4	18.8
	91.5	70.7	149.2	126.3
Corporate and other	26.2	41.1	78.7	82.5
Depreciation and amortization	(20.2)	(18.8)	(40.0)	(35.7)
Other interest expense	(15.0)	(13.8)	(30.2)	(25.6)
Other income, net	3.0	1.6	5.6	3.0
Income before income taxes	$85.5	$80.8	$163.3	$150.5
1Segment income for each of the segments is defined as income before income taxes, depreciation and amortization, other interest expense and other income, net.

	June 30, 2019	December 31, 2018
Total assets:
Domestic	$1,478.7	$1,488.0
Import	1,347.5	1,224.2
Luxury	907.9	934.6
Corporate and other	2,040.5	1,737.2
	$5,774.6	$5,384.0

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

The table below presents the lease-related liabilities recorded on the balance sheet (in millions):

	June 30, 2019	December 31, 2018
Operating lease liabilities:
Current portion included in accrued liabilities	$25.9	$—
Noncurrent operating lease liabilities	240.3	—
Total operating lease liabilities	266.2	—
Financing lease liabilities:
Current portion included in current maturities of long-term debt	1.0	2.0
Long-term portion of lease liabilities in long-term debt	29.6	28.8
Total financing lease liabilities [1]	30.6	30.8
Total lease liabilities	$296.8	$30.8
Weighted-average remaining lease term:
Operating leases	14 years
Finance leases	14 years
Weighted-average discount rate:
Operating leases	5.08%
Finance leases	5.81%
1 Corresponding finance lease assets are not material and are included in property and equipment, net of accumulated depreciation.

The components of lease costs, which were included in Selling, general and administrative in our Consolidated Statements of Operations, were as follows (in millions):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Operating lease cost [1]	$12.2	$24.3
Variable lease cost [2]	0.4	1.2
Sublease income	(1.2)	$(2.2)
Total lease costs	$11.4	23.3
1 Includes short-term and month-to-month lease costs, which are immaterial.
2 Variable lease cost generally includes reimbursement for actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased real estate.

As of June 30, 2019, the maturities of our operating lease liabilities were as follows (in millions):

Operating Leases
Remainder of 2019	$19.7
Year Ending December 31,
2020	37.1
2021	33.9
2022	31.3
2023	26.4
Thereafter	228.1
Total minimum lease payments	376.5
Less:
Present value adjustment	(110.3)
Operating lease liabilities	$266.2

Note 11. Derivative Financial Instruments

We account for derivative financial instruments by recording the fair value as either an asset or liability in our Consolidated Balance Sheets and recognize the resulting gains or losses as adjustments to accumulated other comprehensive income (loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss ("AOCI") in stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

In the second quarter of 2019, to hedge the business exposure to rising interest rates on a portion of our variable rate debt, we entered into a 5-year zero-cost interest rate collar, with an aggregate notional amount of $300 million. This instrument hedges interest rate risk related to a portion of our $1.7 billion of non-trade floor plan notes payable.

The gains and losses from the cash flow hedge are recorded in AOCI and released to interest expense in the same period that the hedged interest expense on the floor plan is recognized. As of June 30, 2019, we had a loss of $1.2 million recorded associated with the fair value of our derivative instrument, included as a component of accrued liabilities and other long-term liabilities with the offset in AOCI. As of June 30, 2019, the amount of net losses we expect to reclassify from AOCI into interest expense in earnings within the next twelve months is immaterial. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives. No amounts were reclassified from AOCI in the three or six months ended June 30, 2019.

Note 12. Acquisitions

In the first six months of 2019, we completed the following acquisitions:

•	On May 1, 2019, Hamilton Honda in Hamilton Township, New Jersey.

•	On May 20, 2019, Morgantown Ford in Morgantown, West Virginia.

Revenue and operating income contributed by the 2019 acquisitions subsequent to the date of acquisition were as follows (in millions):

Six Months Ended June 30,	2019
Revenue	$27.5
Operating income	0.6

In the first six months of 2018, we completed the following acquisitions:

•	On January 15, 2018, Ray Laks Honda in Orchard Park, New York and Ray Laks Acura in Buffalo, New York.

•	On February 26, 2018, Day Auto Group, a seven store platform based in Pennsylvania.

•	On March 1, 2018, Prestige Auto Group, a six store platform based in New Jersey and New York.

•	On April 2, 2018, Broadway Ford in Idaho Falls, Idaho.

•	On April 23, 2018, Buhler Ford in Eatontown, New Jersey.

All acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

The following tables summarize the consideration paid for the 2019 acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in millions):

Consideration
Cash paid, net of cash acquired	$75.0
Debt issued	26.4
$101.4

The purchase price allocations for the Hamilton Honda and Morgantown Ford acquisitions are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets. The following table details the preliminary purchase price allocations (in millions):

Assets Acquired and Liabilities Assumed
Inventories, net	$31.4
Property and equipment, net	1.5
Other non-current assets	92.6
Other long-term liabilities	(24.1)
$101.4

In the three and six-month periods ended June 30, 2019, we recorded $1.5 million and $1.6 million, respectively, in acquisition-related expenses as a component of selling, general and administrative expense, respectively. Comparatively, we recorded $3.3 million and $4.2 million of acquisition-related expenses in each of the same periods in 2018.

The following unaudited proforma summary presents consolidated information as if all acquisitions in the three and six-month periods ended June 30, 2019 and 2018, had occurred on January 1, 2018 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$3,242.2	$3,157.7	$6,142.0	$6,061.6
Net income	62.0	60.9	118.6	111.8
Basic net income per share	2.65	2.46	5.11	4.48
Diluted net income per share	2.64	2.45	5.09	4.47

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

Overview
Lithia Motors, Inc. is one of the largest automotive retailers and providers of personal transportation solutions in the United States, and, in 2019, was ranked #265 on the Fortune 500. As of June 30, 2019, we operated 182 stores representing 28 brands in 19 states. We are a growth company powered by people and innovation. By purchasing and building strong businesses that have yet to realize their potential, we generate significant cash flows while maintaining low leverage. Operational excellence is achieved by refocusing the business on the consumer experience and by utilizing proprietary performance measurements to increase market share and profitability. Lithia's unique growth model reinvests to expand its nationwide network and to fund innovations that create personal transportation solutions wherever, whenever and however consumers desire.

We offer a wide range of products and services including new and used vehicles, finance and insurance products and automotive repair and maintenance. We strive for diversification in our products, services, brands and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences, manage market risk and maintain profitability.

We seek to provide customers a seamless, blended online and physical retail experience with broad selection and access to specialized expertise and knowledge. Our physical network enables us to provide convenient touch points for customers and provide services throughout the vehicle life cycle. We use digital technologies to further activate our physical network and capture additional earnings.

We build long-term value for our customers, employees and shareholders through the following strategies:

Driving operational excellence
We remain focused on achieving operational excellence at existing locations. Operations are structured to promote an entrepreneurial environment at the dealership level. Each store’s general manager and department managers, with assistance from regional and corporate management, are responsible for developing successful retail plans in their local markets. They drive dealership operations, personnel development, manufacturer relationships, store culture and financial performance. Strong performance creates synergistic benefits such as increased vehicle trade-ins resulting in additional used vehicle sales, incremental finance and insurance sales and ultimately, increased units in operation and customer retention, which generate additional service revenues.

In order to mitigate fluctuations in vehicle sales and general economic conditions, we link compensation to performance for the majority of our management and sales personnel. We develop pay plans that are measured based upon various factors such as dealership and department profitability, customer satisfaction and individual performance metrics. These plans also serve to reward personnel for meeting their annual operating plans and achieving earnings potential.

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

Growth through acquisition and network optimization
Our value-based acquisition strategy focuses on purchasing strong businesses that have yet to realize their earnings potential. As we integrate these stores into our existing network, we focus on improving performance. Our success is measured by achieving profitability through increasing market share and retaining customers while controlling costs. With our performance management strategy, standardized information systems and centrally- and regionally-performed administrative functions, we seek to gain economies of scale from our dealership network.

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

Innovation and diversification
Driving growth and achieving earnings potential generates the free cash flow that allows us to invest in innovation, diversification and digital initiatives, thereby providing more ways to meet consumers' personal transportation needs. Through innovation and technology, we strive to provide customers a seamless, blended online and physical retail experience with broad selection and access to specialized expertise and knowledge. We prioritize creating internal solutions to improve our existing operations, gaining vertical and horizontal adjacencies to our core business, and expanding our market share through strategic partnerships.

Our partnership with Shift Technologies, Inc. continues to mature as we share best practices. Our team shares industry knowledge with Shift and we continue to create synergies through the sharing of technologies, data, our physical network, and our vendor and lender relationships.

Thoughtful capital allocation
Our capital deployment strategy is to target a 65% investment in acquisitions, 25% investment in capital expenditures, innovation and diversification and 10% in shareholder return in the form of dividends and share repurchases. This disciplined approach, combined with our ability to successfully integrate newly-acquired locations, drives growth and profitability. During the first six months of 2019, we paid $13.7 million in dividends and invested $57.8 million in our stores through capital expenditures. We continue to manage our liquidity and available cash to prepare for future acquisition and innovation opportunities. As of June 30, 2019, we had $262.5 million in available funds in cash and availability on our credit facilities, with an estimated additional $247.1 million available if we financed our unencumbered owned real estate.

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	Change		2019	2018	Change
Revenues
New vehicle	$1,707.4	$1,726.8	(1.1)%		$3,168.5	$3,181.5	(0.4)%
Used vehicle retail	888.3	804.1	10.5		1,716.2	1,519.7	12.9
Finance and insurance	129.0	114.5	12.7		246.5	221.0	11.5
Service, body and parts	335.5	311.4	7.7		652.9	597.1	9.3
Total Revenues	3,221.7	3,096.5	4.0		6,071.4	5,756.2	5.5

Gross profit
New vehicle	$95.4	$101.5	(6.0)%		$181.3	$188.4	(3.8)%
Used vehicle retail	93.2	87.1	7.0		177.8	160.7	10.6
Finance and insurance	129.0	114.5	12.7		246.5	221.0	11.5
Service, body and parts	170.3	153.7	10.8		329.8	292.1	12.9
Total Gross Profit	493.6	460.7	7.1		944.3	868.8	8.7

Gross profit margins
New vehicle	5.6%	5.9%	(30	) bps	5.7%	5.9%	(20	) bps
Used vehicle retail	10.5	10.8	(30)		10.4	10.6	(20)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	50.8	49.4	140		50.5	48.9	160
Total Gross Profit Margin	15.3	14.9	40		15.6	15.1	50

Retail units sold
New vehicles	45,887	49,027	(6.4)%		85,582	90,524	(5.5)%
Used vehicles	42,865	39,096	9.6		83,540	75,210	11.1

Average selling price per retail unit
New vehicles	$37,208	$35,221	5.6%		$37,023	$35,146	5.3%
Used vehicles	20,724	20,567	0.8		20,543	20,206	1.7

Average gross profit per retail unit
New vehicles	$2,078	$2,070	0.4%		$2,119	$2,082	1.8%
Used vehicles	2,174	2,228	(2.4)		2,128	2,137	(0.4)
Finance and insurance	1,453	1,299	11.9		1,457	1,333	9.3

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in May 2018 would be included in same store operating data beginning in June 2019, after its first full complete comparable month of operation. The second quarter operating results for the same store comparisons would include results for that store in only the month of June for both comparable periods.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2019	2018	Change		2019	2018	Change
Revenues
New vehicle	$1,679.7	$1,675.8	0.2%		$3,048.7	$3,090.5	(1.4)%
Used vehicle retail	875.9	780.1	12.3		1,653.7	1,477.8	11.9
Finance and insurance	126.7	111.1	14.0		239.5	214.8	11.5
Service, body and parts	330.2	301.1	9.7		626.8	579.6	8.1
Total Revenues	3,173.3	3,000.2	5.8		5,846.2	5,588.9	4.6

Gross profit
New vehicle	$94.0	$98.1	(4.2)%		$174.2	$182.6	(4.6)%
Used vehicle retail	92.1	84.9	8.5		173.2	157.1	10.2
Finance and insurance	126.7	111.1	14.0		239.5	214.8	11.5
Service, body and parts	167.7	149.0	12.6		317.2	284.3	11.6
Total Gross Profit	486.2	446.8	8.8		912.7	845.1	8.0

Gross profit margins
New vehicle	5.6%	5.9%	(30	) bps	5.7%	5.9%	(20	) bps
Used vehicle retail	10.5	10.9	(40)		10.5	10.6	(10)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	50.8	49.5	130		50.6	49.0	160
Total Gross Profit Margin	15.3	14.9	40		15.6	15.1	50

Retail units sold
New vehicles	45,046	47,431	(5.0)%		82,529	87,606	(5.8)%
Used vehicles	42,250	37,778	11.8		80,779	72,860	10.9

Average selling price per retail unit
New vehicles	$37,289	$35,332	5.5%		$36,941	$35,278	4.7%
Used vehicles	20,731	20,649	0.4		20,472	20,282	0.9

Average gross profit per retail unit
New vehicles	$2,087	$2,068	0.9%		$2,110	$2,084	1.2%
Used vehicles	2,179	2,247	(3.0)		2,144	2,156	(0.6)
Finance and insurance	1,451	1,304	11.3		1,467	1,339	9.6

During the three months ended June 30, 2019, we had net income of $61.9 million, or $2.63 per share on a diluted basis, compared to net income of $60.7 million, or $2.44 per share on a diluted basis, during the same period of 2018. During the six months ended June 30, 2019, we had net income of $118.3 million, or $5.08 per share on a diluted basis, compared to net income of $112.7 million, or $4.50 per share on a diluted basis, during the same period of 2018.

New Vehicles
Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in and parts and service work. Same store new vehicle revenues increased 0.2 % and decreased 1.4%, respectively, for the three and six-month periods ended June 30, 2019 compared to the same periods in 2018. This was due to decreases in unit volume of 5.0% and 5.8%, partially offset by increases in average selling prices of 5.5% and 4.7%, in the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018. Our stores focused on increasing gross profit per new vehicle sold during the 2019 periods, generating increases of 0.9% and 1.2% for the three and six months ended June 30, 2019, respectively, compared to the same periods of 2018. Total company gross profit per new vehicle sold increased 0.4% and 1.8%, from $2,070 to $2,078 and from $2,082 to $2,119, for the three and six month-periods ended June 30, 2019, respectively, compared to the same periods of 2018. Our stores remain nimble in their volume and gross margin strategies and adapt to local and regional market conditions.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned ("CPO") vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 85 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles over ten years old. During the six months ended June 30, 2019, our stores sold an average of 72 used vehicles per store per month, compared to 67 used vehicles per store per month for the same period of 2018.

Used vehicle revenues for the three and six-month periods ended June 30, 2019, increased 10.5% and 12.9%, respectively, compared to the same periods of 2018. The increases were driven by strong performance in our core and value auto categories at our seasoned stores. On a same store basis, used vehicle sales for the three and six-month periods ended June 30, 2019, increased 12.3% and 11.9%, respectively, as compared to the same periods of 2018. These increases were primarily driven by increases in our core vehicle category of 19.4% and 16.6% for the three and six-month periods ended June 30, 2019 and increases in our value auto vehicle category of 18.9% and 18.4% for the same periods, respectively. The increases in our core vehicle category were due to increases in unit sales of 18.4% and 15.8%, respectively, with average selling price per vehicle remaining consistent over the same periods of 2018. The increases in our value auto category were due to increases in unit sales of 16.7% and 14.5%, respectively, and increases in average selling price per vehicle of 1.8% and 3.5%, respectively, compared to the same periods of 2018.

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

The increases in finance and insurance revenue in the three and six-month periods ended June 30, 2019, compared to the same periods of 2018, were primarily due to expanded product offerings and increased penetration rates. Third-party extended warranty and insurance contracts yield higher profit margins than vehicle sales and contribute significantly to our profitability. Same store finance and insurance revenues increased 14.0% and 11.5% for the three and six-month periods ended June 30, 2019, respectively, as compared to the same periods of 2018. These increases were driven by increases in finance and insurance revenues per retail unit, combined with increases in used vehicle unit volume, offset by decreases in new vehicle unit volume. On a same store basis, our finance and insurance revenues per retail unit increased $147 to $1,451 and $128 to $1,467 per unit, respectively, in the three and six-month periods ended June 30, 2019, compared to the same periods of 2018, primarily due to increases in service contract penetration rates of 230 and 130 basis points, respectively.

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

Our service, body, and parts revenue grew in customer pay and warranty sales in the three and six-month periods ended June 30, 2019, compared to the same periods of 2018. The growth experienced in the three and six-month periods ended June 30, 2019, was due to more late-model units in operation. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. In the three and six-month periods ended June 30, 2019, the largest contributions to our service, body and parts revenue growth were increases of $12.8 million, or 7.7%, and $23.5 million, or 7.5%, respectively, in same store customer pay revenue, compared to the same periods of 2018. Same store warranty revenue grew 18.8% and 15.6% in the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018. Performance in parts wholesale and body shop grew slightly compared to the same periods of 2018.

Same store service, body and parts gross profit increased 12.6% and 11.6% in the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018, primarily as a result of higher gross margins as our mix has shifted towards customer pay, which has higher margins than other service work.

Segments
Certain financial information by segment is as follows:

	Three Months Ended June 30,		Increase	% Increase
(Dollars in millions)	2019	2018
Revenues:
Domestic	$1,111.3	$1,095.1	$16.2	1.5%
Import	1,333.0	1,322.7	10.3	0.8
Luxury	764.6	677.5	87.1	12.9
	3,208.9	3,095.3	113.6	3.7
Corporate and other	12.8	1.2	11.6	NM
	$3,221.7	$3,096.5	$125.2	4.0%
NM - not meaningful

	Six Months Ended June 30,		Increase	% Increase
(Dollars in millions)	2019	2018
Revenues:
Domestic	$2,108.0	$2,065.7	$42.3	2.0%
Import	2,524.6	2,493.2	31.4	1.3
Luxury	1,419.6	1,194.0	225.6	18.9
	6,052.2	5,752.9	299.3	5.2
Corporate and other	19.2	3.3	15.9	NM
	$6,071.4	$5,756.2	$315.2	5.5%
NM - not meaningful

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Segment income[1]:
Domestic	$36.5	$28.6	$7.9	27.6%
Import	39.5	30.2	9.3	30.8
Luxury	15.5	11.9	3.6	30.3
	91.5	70.7	20.8	29.4
Corporate and other	26.2	41.1	(14.9)	(36.3)
Depreciation and amortization	(20.2)	(18.8)	1.4	7.4
Other interest expense	(15.0)	(13.8)	1.2	8.7
Other income, net	3.0	1.6	1.4	NM
Income before income taxes	$85.5	$80.8	$4.7	5.8%

1Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.
NM – not meaningful

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Segment income[1]:
Domestic	$56.3	$54.2	$2.1	3.9%
Import	69.5	53.3	16.2	30.4
Luxury	23.4	18.8	4.6	24.5
	149.2	126.3	22.9	18.1
Corporate and other	78.7	82.5	(3.8)	(4.6)
Depreciation and amortization	(40.0)	(35.7)	4.3	12.0
Other interest expense	(30.2)	(25.6)	4.6	18.0
Other income, net	5.6	3.0	2.6	NM
Income before income taxes	$163.3	$150.5	$12.8	8.5%
1Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.

NM – not meaningful

	Three Months Ended June 30,		Decrease	% Decrease
	2019	2018
Retail new vehicle unit sales:
Domestic	13,530	14,697	(1,167)	(7.9)%
Import	25,365	27,376	(2,011)	(7.3)
Luxury	7,032	7,050	(18)	(0.3)
	45,927	49,123	(3,196)	(6.5)
Allocated to management	(40)	(96)	(56)	NM
	45,887	49,027	(3,140)	(6.4)%
NM – Not meaningful

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
	2019	2018
Retail new vehicle unit sales:
Domestic	25,285	27,353	(2,068)	(7.6)%
Import	47,186	51,016	(3,830)	(7.5)
Luxury	13,224	12,388	836	6.7
	85,695	90,757	(5,062)	(5.6)
Allocated to management	(113)	(233)	(120)	NM
	85,582	90,524	(4,942)	(5.5)%
NM – Not meaningful

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Revenue:
New vehicle	$577.3	$597.6	$(20.3)	(3.4)%
Used vehicle retail	321.0	283.4	37.6	13.3
Used vehicle wholesale	29.6	33.9	(4.3)	(12.7)
Finance and insurance	47.3	43.1	4.2	9.7
Service, body and parts	121.0	113.5	7.5	6.6
Fleet and other	15.1	23.6	(8.5)	NM
	$1,111.3	$1,095.1	$16.2	1.5
Segment income	$36.5	$28.6	$7.9	27.6
Retail new vehicle unit sales	13,530	14,697	(1,167)	(7.9)
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Revenue:
New vehicle	$1,069.7	$1,111.1	$(41.4)	(3.7)%
Used vehicle retail	621.5	548.3	73.2	13.4
Used vehicle wholesale	59.2	67.5	(8.3)	(12.3)
Finance and insurance	89.1	83.1	6.0	7.2
Service, body and parts	236.4	220.6	15.8	7.2
Fleet and other	32.1	35.1	(3.0)	NM
	$2,108.0	$2,065.7	$42.3	2.0%
Segment income	$56.3	$54.2	$2.1	3.9%
Retail new vehicle unit sales	25,285	27,353	(2,068)	(7.6)%
NM - not meaningful

Our Domestic segment revenue increased 1.5% and 2.0% in the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018 due to increases in used vehicle retail, finance and insurance, and service, body and parts revenues, offset by decreases in new vehicle revenue.

Our Domestic segment income increased 27.6% and 3.9% in the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018, primarily due to gross profit growth of 8.8% and 7.1%, respectively, partially offset by SG&A growth of 4.3% and 7.0%, respectively. Total SG&A as a percent of gross profit decreased from 74.4% to 71.3% for the three-month period and remained flat for the six-month period ended June 30, 2019, compared to the same periods of 2018. The decrease for the three-month period ended June 30, 2019 was driven by decreases in all categories of SG&A as a percentage of gross profit. Floor plan interest expense for domestic stores increased 9.1% and 14.6%, respectively, due to rising interest rates and increased volume for the three and six-month periods ended June 30, 2019, compared to the same periods of 2018.

Import
A summary of financial information for our Import segment follows:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Revenue:
New vehicle	$740.8	$772.0	$(31.2)	(4.0)%
Used vehicle retail	363.5	335.6	27.9	8.3
Used vehicle wholesale	29.0	31.0	(2.0)	(6.5)
Finance and insurance	60.8	54.8	6.0	10.9
Service, body and parts	127.3	116.4	10.9	9.4
Fleet and other	11.6	12.9	(1.3)	NM
	$1,333.0	$1,322.7	$10.3	0.8
Segment income	$39.5	$30.2	$9.3	30.8
Retail new vehicle unit sales	25,365	27,376	(2,011)	(7.3)
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Revenue:
New vehicle	$1,373.4	$1,439.6	$(66.2)	(4.6)%
Used vehicle retail	704.8	643.3	61.5	9.6
Used vehicle wholesale	56.9	59.2	(2.3)	(3.9)
Finance and insurance	115.6	106.6	9.0	8.4
Service, body and parts	245.0	226.0	19.0	8.4
Fleet and other	28.9	18.5	10.4	NM
	$2,524.6	$2,493.2	$31.4	1.3%
Segment income	$69.5	$53.3	$16.2	30.4%
Retail new vehicle unit sales	47,186	51,016	(3,830)	(7.5)%
 NM - not meaningful

Our Import segment revenue increased 0.8% and 1.3% in the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018 due to increases in used vehicle retail, finance and insurance, and service, body and parts revenues, offset by decreases in new vehicle revenue.

Import segment income increased 30.8% and 30.4% in the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018 primarily due to gross profit growth of 7.5% and 7.2%, respectively, partially offset by SG&A expense growth of 3.2% and 2.9%, respectively. Total import SG&A as a percent of gross profit decreased from 79.0% to 75.8% and from 80.4% to 77.2% for the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018. Improvements were seen in all SG&A categories as a percentage of gross profit. Floor plan interest expense for import stores increased 5.1% and 10.3%, respectively, due to rising interest rates and increased volume for the three and six-month periods ended June 30, 2019, compared to the same periods of 2018.

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Revenue:
New vehicle	$383.7	$361.9	$21.8	6.0%
Used vehicle retail	203.1	184.9	18.2	9.8
Used vehicle wholesale	22.8	20.3	2.5	12.3
Finance and insurance	18.4	15.9	2.5	15.7
Service, body and parts	83.9	76.9	7.0	9.1
Fleet and other	52.7	17.6	35.1	NM
	$764.6	$677.5	$87.1	12.9
Segment income	$15.5	$11.9	$3.6	30.3
Retail new vehicle unit sales	7,032	7,050	(18)	(0.3)
NM - not meaningful

	Six Months Ended June 30,		Increase	% Increase
(Dollars in millions)	2019	2018
Revenue:
New vehicle	$723.2	$640.4	$82.8	12.9%
Used vehicle retail	389.4	327.8	61.6	18.8
Used vehicle wholesale	42.6	34.5	8.1	23.5
Finance and insurance	34.9	28.2	6.7	23.8
Service, body and parts	163.0	141.7	21.3	15.0
Fleet and other	66.5	21.4	45.1	NM
	$1,419.6	$1,194.0	$225.6	18.9%
Segment income	$23.4	$18.8	$4.6	24.5%
Retail new vehicle unit sales	13,224	12,388	836	6.7%
NM - not meaningful

Our Luxury segment revenue increased 12.9% and 18.9% in the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018 due to increases in all major business lines, led by strong fleet and new vehicle sales.

Our Luxury segment income increased 30.3% and 24.5% for the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018, primarily due to gross profit growth of 10.2% and 16.8%, respectively, offset by increases in SG&A expense of 6.5% and 14.4%, respectively. Luxury segment gross profit increases for the three and six-month periods ended June 30, 2019, compared to the same periods of 2018, were driven by strong performance in service, body and parts and increases in finance and insurance per unit. Total Luxury SG&A as a percent of gross profit decreased from 81.0% to 78.3% and from 82.4% to 80.7% for the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018. Improvements were seen in all SG&A categories as a percentage of gross profit. Floor plan interest expense increased 18.9% and 35.4% for the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018, due to rising interest rates and increased volume.

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shops, offset by certain unallocated reserves and elimination adjustments related to vehicle sales.

	Three Months Ended June 30,		Increase (Decrease)	% Decrease
(Dollars in millions)	2019	2018
Revenue, net	$12.8	$1.2	$11.6	NM
Segment income	$26.2	$41.1	$(14.9)	(36.3)%
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)	% Decrease
(Dollars in millions)	2019	2018
Revenue, net	$19.2	$3.3	$15.9	NM
Segment income	$78.7	$82.5	$(3.8)	(4.6)%
NM - not meaningful

The increases in Corporate and other revenue in the three and six-month periods ended June 30, 2019, compared to the same periods of 2018 were primarily related to increased finance and insurance incentives received that were not specifically related to any particular segment, and changes to certain reserves that were not specifically identified with our domestic, import or luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales, and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores.

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

Corporate and other segment income decreased $14.9 million and $3.8 million for the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018, primarily due to increases to storm insurance reserve charges and increased personnel costs.

Asset Impairments
Asset impairments consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2019	2018	2019	2018
Long-lived assets	$—	$—	$0.5	$—

During the first quarter of 2019, we recorded an asset impairment of $0.5 million associated with certain real properties which were under contract to sell. The long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value. See Note 7 of the Condensed Notes to the Consolidated Financial Statements for additional information.

Selling, General and Administrative Expense (“SG&A”)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Personnel	$229.9	$213.7	$16.2	7.6%
Advertising	28.0	27.6	0.4	1.4
Rent	10.6	11.9	(1.3)	(10.9)
Facility costs[1]	19.5	18.2	1.3	7.1
Loss on sale of assets	0.4	0.4	—	NM
Other	68.1	61.5	6.6	10.7
Total SG&A	$356.5	$333.3	$23.2	7.0%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2019	2018
Personnel	46.6%	46.4%	20	bp
Advertising	5.7	6.0	(30)
Rent	2.1	2.6	(50)
Facility costs	4.0	3.9	10
Loss on sale of assets	0.1	0.1	—
Other	13.7	13.4	30
Total SG&A	72.2%	72.4%	(20	)bp

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Personnel	$442.0	$405.8	$36.2	8.9%
Advertising	54.5	53.1	1.4	2.6
Rent	20.8	23.1	(2.3)	(10.0)
Facility costs[1]	38.0	35.8	2.2	6.1
Loss on sale of assets	0.3	0.4	(0.1)	NM
Other	122.7	112.6	10.1	9.0
Total SG&A	$678.3	$630.8	$47.5	7.5%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2019	2018
Personnel	46.8%	46.7%	10	bp
Advertising	5.8%	6.1%	(30)
Rent	2.2%	2.7%	(50)
Facility costs	4.0%	4.1%	(10)
Loss on sale of assets	—%	—%	—
Other	13.0%	13.0%	—
Total SG&A	71.8%	72.6%	(80	)bp

SG&A expense increased 7.0% and 7.5% in the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018. Overall, SG&A expense increased due to personnel costs, driven by growth in gross profits, and storm reserve charges in the three and six-month periods ended June 30, 2019 compared to the same periods of 2018.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 69.9% and 70.2% for the three and six-month periods ended June 30, 2019, respectively, compared to 71.0% and 71.7%, respectively, for the same periods of 2018. These decreases were primarily due to reduced rent expense and controlling overall costs while growing gross profit.

SG&A expense adjusted for non-core charges was as follows (in millions):

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Personnel	$229.9	$213.7	$16.2	7.6%
Advertising	28.0	27.6	0.4	1.4
Rent	10.6	11.9	(1.3)	(10.9)
Facility costs[1]	19.5	18.2	1.3	7.1
Adjusted loss on sale of assets	—	0.4	(0.4)	NM
Adjusted other	58.2	56.7	1.5	2.6
Adjusted total SG&A	$346.2	$328.5	$17.7	5.4%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2019	2018
Personnel	46.6%	46.4%	20	bp
Advertising	5.7%	6.0%	(30)
Rent	2.1%	2.6%	(50)
Facility costs	4.0%	3.9%	10
Adjusted loss on sale of assets	—%	0.1%	(10)
Adjusted other	11.7%	12.3%	(60)
Adjusted total SG&A	70.1%	71.3%	(120	)bp

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Personnel	$442.0	$405.8	$36.2	8.9%
Advertising	54.5	53.1	1.4	2.6%
Rent	20.7	23.1	(2.4)	(10.4)%
Facility costs[1]	38.0	35.8	2.2	6.1%
Adjusted loss on sale of assets	—	0.4	(0.4)	NM
Adjusted other	112.7	107.8	4.9	4.5%
Adjusted total SG&A	$667.9	$626.0	$41.9	6.7%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2019	2018
Personnel	46.8%	46.7%	10	bp
Advertising	5.8%	6.1%	(30)
Rent	2.2%	2.7%	(50)
Facility costs	4.0%	4.1%	(10)
Adjusted loss on sale of assets	—%	—%	—
Adjusted other	11.9%	12.5%	(60)
Adjusted total SG&A	70.7%	72.1%	(140	)bp

Adjusted SG&A excludes $8.4 million in storm insurance reserve charges, $1.5 million in acquisition-related expenses, and a $0.4 million net loss on store disposals in the three-month period ended June 30, 2019.

Adjusted SG&A excludes $8.4 million in storm insurance reserve charges, $1.7 million in acquisition-related expenses, and a $0.3 million net loss on store disposals in the six-month period ended June 30, 2019.

For the three and six-month periods ended June 30, 2018, adjusted SG&A excludes acquisition related expenses of $3.3 million and storm insurance reserve charges of $1.5 million.

See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists and non-compete agreements.

	Three Months Ended June 30,		Increase	% Increase
(Dollars in millions)	2019	2018
Depreciation and amortization	$20.2	$18.8	$1.4	7.4%

	Six Months Ended June 30,		Increase	% Increase
(Dollars in millions)	2019	2018
Depreciation and amortization	$40.0	$35.7	$4.3	12.0%

The increases of 7.4% and 12.0% in depreciation and amortization for the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018 were primarily due to capital expenditures and acquisitions that occurred in the first half of 2018. In 2018, we acquired approximately $151 million in depreciable buildings and improvements and invested $158 million in capital expenditures. For the first six months of 2019, capital expenditures totaled $57.8 million. These investments increased the amount of depreciation expense in 2019. See the discussion under Liquidity and Capital Resources for additional information.

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating margin	3.6%	3.5%	3.7%	3.5%
Operating margin adjusted for non-core charges [1]	3.9%	3.7%	3.9%	3.6%
1 See “Non-GAAP Reconciliations” for more details.

Operating margin increased 10 and 20 basis points in the three and six-month periods ended June 30, 2019, respectively, compared to the same periods in 2018. The increases in operating margin for the three and six-month periods ended June 30, 2019, were primarily due to overall increases in gross margin while continuing to integrate recently acquired stores and improvements in our cost structure compared to the same periods in 2018.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Floor plan interest expense (new vehicles)	$19.4	$15.6	24.4%	$37.5	$29.2	28.4%

Floor plan interest expense increased $3.8 million and $8.3 million in the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018. The 24.4% increase in floor plan interest expense for the three-month period ended June 30, 2019, compared to the same period in 2018 includes a 6.5% increase related to the increase in same store inventory levels; a 1.1% decrease related to acquisition volume, net of divestitures; and a 19.0% increase related to increasing LIBOR rates as compared to the same period of 2018. The 28.4% increase in floor plan interest expense for the six-month period ended June 30, 2019, compared to the same period in 2018 includes a 6.5% increase related to the increase in same store inventory levels; a 1.9% increase due to acquisition volume, net of divestitures; and a 20.4% increase related to increasing LIBOR rates as compared to the same period of 2018.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended June 30,			%
(Dollars in millions)	2019	2018	Change	Change
Floor plan interest expense (new vehicles)	$19.4	$15.6	$3.8	24.4%
Floor plan assistance (included as an offset to cost of sales)	(17.3)	(17.5)	0.2	(1.1)
Net new vehicle carrying costs	$2.1	$(1.9)	$4.0	NM
NM - not meaningful

	Six Months Ended June 30,			%
(Dollars in millions)	2019	2018	Change	Change
Floor plan interest expense (new vehicles)	$37.5	$29.2	$8.3	28.4%
Floor plan assistance (included as an offset to cost of sales)	(32.3)	(31.7)	(0.6)	1.9
Net new vehicle carrying costs	$5.2	$(2.5)	$7.7	NM
NM - Not meaningful

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended June 30,		Increase	% Increase
(Dollars in millions)	2019	2018
Mortgage interest	$7.1	$5.7	$1.4	24.6
Other interest	8.6	8.4	0.2	2.4
Capitalized interest	(0.7)	(0.3)	0.4	NM
Total other interest expense	$15.0	$13.8	$1.2	8.7%
NM - not meaningful

	Six Months Ended June 30,		Increase	% Increase
(Dollars in millions)	2019	2018
Mortgage interest	$14.0	$10.6	$3.4	32.1%
Other interest	17.6	15.5	2.1	13.5
Capitalized interest	(1.3)	(0.5)	0.8	NM
Total other interest expense	$30.3	$25.6	$4.7	18.4%
NM - not meaningful

The increases of $1.2 million and $4.7 million in other interest expense in the three and six-month periods ended June 30, 2019, respectively, compared to the same periods of 2018 were primarily due to increased interest rates and higher mortgage interest due to additional mortgage financings.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Effective income tax rate	27.6%	24.9%	27.6%	25.1%

Our effective income tax rate for the three and six-month periods ended June 30, 2019 were negatively affected by excess tax deficiencies on stock awards vesting in the current periods and increases in the current state effective tax rate, primarily due to enactment of combined reporting in New Jersey beginning January 1, 2019. We estimate our annual effective tax rate, excluding non-core charges, to be 27.6%.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations.

	Three Months Ended June 30, 2019
(Dollars in millions, except per share amounts)	As reported	Acquisition expenses	Net disposal loss on sale of stores	Insurance reserves	Adjusted
Selling, general and administrative	$356.5	$(1.5)	$(0.4)	$(8.4)	$346.2
Operating income	116.9	1.5	0.4	8.4	127.2

Income before income taxes	$85.5	$1.5	$0.4	$8.4	$95.8
Income tax provision	(23.6)	(0.4)	(0.1)	(2.3)	(26.4)
Net income	$61.9	$1.1	$0.3	$6.1	$69.4

Diluted net income per share	$2.63	$0.05	$0.01	$0.26	$2.95
Diluted share count	23.5

	Three Months Ended June 30, 2018
(Dollars in millions, except per share amounts)	As reported	Acquisition expenses	Insurance reserves	Tax attributes	Adjusted
Selling, general and administrative	$333.3	$(3.3)	$(1.5)	$—	$328.5
Operating income	108.6	3.3	1.5	—	113.4

Income before income taxes	$80.8	$3.3	$1.5	$—	$85.6
Income tax provision	(20.1)	(0.9)	(0.4)	(1.4)	(22.8)
Net income (loss)	$60.7	$2.4	$1.1	$(1.4)	$62.8

Diluted net income (loss) per share	$2.44	$0.10	$0.04	$(0.06)	$2.52
Diluted share count	24.9

	Six Months Ended June 30, 2019
(Dollars in millions, except per share amounts)	As reported	Acquisition expenses	Net disposal loss on sale of stores	Insurance reserves	Asset impairments	Adjusted
Asset impairment	$0.5	$—	$—	$—	$(0.5)	$—
Selling, general and administrative	678.3	(1.7)	(0.3)	(8.4)	—	667.9
Operating income	225.5	1.7	0.3	8.4	0.5	236.4

Income before income taxes	$163.3	$1.7	$0.3	$8.4	$0.5	$174.2
Income tax provision	(45.0)	(0.5)	(0.1)	(2.3)	(0.1)	(48.0)
Net income	$118.3	$1.2	$0.2	$6.1	$0.4	$126.2

Diluted net income per share	$5.08	$0.05	$0.01	$0.26	$0.02	$5.42
Diluted share count	23.3

	Six Months Ended June 30, 2018
(Dollars in millions, except per share amounts)	As reported	Acquisition expenses	Insurance reserves	Tax attributes	Adjusted
Selling, general and administrative	$630.8	$(3.3)	$(1.5)	$—	$626.0
Operating income	202.3	3.3	1.5	—	207.1

Income before income taxes	$150.5	$3.3	$1.5	$—	$155.3
Income tax provision	(37.8)	(0.9)	(0.4)	(1.4)	(40.5)
Net income (loss)	$112.7	$2.4	$1.1	$(1.4)	$114.8

Diluted net income (loss) per share	$4.50	$0.11	$0.04	$(0.06)	$4.59
Diluted share count	25.0

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

Available Sources
Below is a summary of our immediately available funds:

	As of June 30,		Increase	% Increase
(Dollars in millions)	2019	2018
Cash and cash equivalents	$44.7	$30.0	$14.7	49.0%
Available credit on the credit facilities	217.8	204.3	13.5	6.6
Total current available funds	262.5	234.3	28.2	12.0
Estimated funds from unfinanced real estate	247.1	222.4	24.7	11.1
Total estimated available funds	$509.6	$456.7	$52.9	11.6%

Cash flows generated by operating activities and borrowings under our credit facility and other types of debt are our most significant sources of liquidity. We also have the ability to raise funds through mortgaging real estate. As of June 30, 2019, our unencumbered owned operating real estate had a book value of $329 million. Assuming we can obtain financing on 75% of this value, we estimate we could have obtained additional funds of approximately $247 million at June 30, 2019; however, no assurances can be provided that the appraised value of these properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2019	2018	in Cash Flow
Net cash provided by operating activities	$244.4	$236.3	$8.1
Net cash used in investing activities	(109.8)	(451.5)	341.7
Net cash (used in) provided by financing activities	(121.5)	187.9	(309.4)

Operating Activities
Cash provided by operating activities for the six-month period ended June 30, 2019, increased $8.1 million compared to the same period of 2018, primarily related to an increase in floor plan notes payable related to our floor plan credit facility with Chrysler Capital, offset by increasing inventory growth, and a decrease in other long-term liabilities compared to the same period of 2018.

In the second quarter of 2019, we entered into a floor plan credit facility with Chrysler Capital. This facility provides floor plan financing for new vehicle inventory at certain Chrysler locations. As this facility is provided through a manufacturer partner, we classify these changes as an operating activity. During the second quarter of 2019, we reclassified $52.0 million from financing activities to operating activities as these funds were used to pay off our Chrysler inventory previously floored under our syndicated line.

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

Adjusted net cash provided by operating activities is presented below (in millions):

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2019	2018	in Cash Flow
Net cash provided by operating activities – as reported	$244.4	$236.3	$8.1
Add: Net (repayments) borrowings on floor plan notes payable, non-trade	(11.1)	85.8	(96.9)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(19.3)	(120.9)	101.6
Net cash provided by operating activities – adjusted	$214.0	$201.2	$12.8

Inventories are the most significant component of our cash flow from operations. As of June 30, 2019, our new vehicle days' supply was 77, or six days higher than our days' supply as of December 31, 2018. Our days' supply of used vehicles was 61 days as of June 30, 2019, or five days lower than our days' supply as of December 31, 2018. We calculate days' supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $109.8 million and $451.5 million, respectively, for the six-month periods ended June 30, 2019 and 2018.

Below are highlights of significant activity related to our cash flows from investing activities:

	Six Months Ended June 30,		Increase
(Dollars in millions)	2019	2018	in Cash Flow
Capital expenditures	$(57.8)	$(72.4)	$14.6
Cash paid for acquisitions, net of cash acquired	(75.0)	(374.6)	299.6
Cash paid for other investments	(6.7)	(7.1)	0.4
Proceeds from sales of stores	28.9	0.8	28.1

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Six Months Ended June 30,
(Dollars in millions)	2019	2018
Post-acquisition capital improvements	$14.0	$31.1
Facilities for open points	1.6	6.2
Purchases of previously leased facilities	2.2	9.0
Existing facility improvements	20.3	7.9
Maintenance	19.7	18.2
Total capital expenditures	$57.8	$72.4

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

We expect to use a portion of our future capital expenditures to upgrade facilities that we recently acquired. This additional capital investment is contemplated in our initial evaluation of the investment return metrics applied to each acquisition and is usually associated with manufacturer standards and requirements. The decrease in capital expenditures for the six-month period ended June 30, 2019, compared to the same period of 2018 related primarily to lower post-acquisition capital improvements due to fewer acquisition related activities.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Six Months Ended June 30,
	2019	2018
Number of stores acquired	2	17

(Dollars in millions)
Cash paid for acquisitions, net of cash acquired	$75.0	$374.6
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(19.3)	(120.9)
Cash paid for acquisitions, net of cash acquired – adjusted	$55.7	$253.7

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash (used in) provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2019	2018	in Cash Flow
Cash (used in) provided by financing activities, as reported	$(121.5)	$187.9	$(309.4)
Adjust: Borrowings (repayments) on floor plan notes payable: non-trade	11.1	(85.8)	96.9
Cash used in financing activities – adjusted	$(110.4)	$102.1	$(212.5)

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2019	2018	in Cash Flow
Net (repayments) borrowings on lines of credit	$(39.0)	$99.2	$(138.2)
Principal payments on long-term debt and capital leases, unscheduled	(11.0)	(5.3)	(5.7)
Proceeds from issuance of long-term debt	—	62.1	(62.1)
Repurchases of common stock	(3.1)	(33.9)	30.8
Dividends paid	(13.7)	(13.9)	0.2
Other financing activity	(36.5)	—	(36.5)

Equity Transactions
In May 2019, we entered into a structured repurchase agreement involving the use of capped call options for the purchase of our Class A common stock. We paid a fixed sum upon execution of the agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of the agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We paid net premiums of $36.5 million in the second quarter of 2019 to enter into this agreement, which was recorded as a reduction of additional paid-in-capital and retained earnings. As of June 30, 2019, the options were outstanding.

In the first six months of 2019, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2019	$0.29	$6.7
May 2019	$0.30	$7.0

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of June 30, 2019
(Dollars in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,709.6	$—	[1]
Floor plan notes payable	414.1	—
Used vehicle inventory financing facility	320.0	1.9	[2]
Revolving lines of credit	104.5	215.9	[2,3]
Real estate mortgages	596.7	—
5.25% Senior Subordinated Notes due 2025	300.0	—
Other debt	33.8	—
Total debt outstanding	3,478.7	217.8
Less: unamortized debt issuance costs	(5.5)	—
Total debt	$3,473.2	$217.8

1 As of June 30, 2019, we had a $2.0 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of May 31, 2019. This amount is reduced by $13.0 million for outstanding letters of credit.

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

The interest rate on the credit facility, as amended, varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.25% depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 3.65% at June 30, 2019. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 3.90% at June 30, 2019.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of June 30, 2019
Current ratio	Not less than 1.10 to 1	1.25 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.09 to 1
Leverage ratio	Not more than 5.00 to 1	2.66 to 1

As of June 30, 2019, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Other Lines of Credit
During 2019 we entered into a revolving line of credit agreement with Chrysler Capital, a program of Chrysler Group LLC and Santander Consumer USA. The revolving line of credit includes a commitment of up to $20.0 million, secured by certain assets from select Chrysler locations. The interest rate on this revolving line is equal to the one-month LIBOR rate plus 1.50%. Along with this new line with Chrysler Capital, we have a revolving line of credit with Ford Motor Credit Company, bringing our other lines of credit to a total financing commitment of $80.0 million. These other lines of credit mature in 2021 and have interest rates up to 7.95%. As of June 30, 2019, nothing was outstanding on these other lines of credit.

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. During 2019 we entered into a floor plan agreement with Chrysler Capital. This facility provides floor plan financing for new vehicle inventory at select Chrysler locations. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of June 30, 2019, $414.1 million was outstanding on these agreements at interest rates ranging up to 7.00%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 5.3% at June 30, 2019. The mortgages are payable in various installments through August 1, 2038. As of June 30, 2019, we had fixed interest rates on 71% of our outstanding mortgage debt.

Our other debt, which totaled $33.8 million at June 30, 2019, includes finance leases and sellers’ notes. See Note 10 of the Condensed Notes to the Consolidated Financial Statements for additional information on finance leases.

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

See also Note 1 and Note 10 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information including the impact of our January 1, 2019 adoption of Topic 842 - Leases and related updates.

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

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the second quarter of 2019:

	Total number of shares purchased [2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans [1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands) [1]
April	—	$—	—	$233,603
May	127	113.54	—	233,603
June	—	—	—	233,603
	127	$—	—	$233,603

1 On October 22, 2018, our Board of Directors approved a $250 million repurchase authorization. This authorization does not have an expiration date.
2 The shares repurchased in the second quarter of 2019 were related to tax withholdings on vesting RSUs.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation as amended
3.3	Second Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to Exhibit 3.2 to the Company's Form 8-K filed April 25, 2019).
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

Date: July 26, 2019	LITHIA MOTORS, INC.

By: /s/ Tina Miller
Tina Miller
Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)