Form 10-Q
period 2019-09-30
LITHIA MOTORS INC
filed 2019-10-25
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
(541) 776-6401
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered	Outstanding at October 25, 2019
Class A common stock without par value	LAD	The New York Stock Exchange	22,644,997
Class B common stock without par value	LAD	The New York Stock Exchange	600,000

LITHIA MOTORS, INC.
FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In millions) (Unaudited)
	September 30, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$27.1	$31.6
Accounts receivable, net of allowance for doubtful accounts of $6.9 and $7.2	459.7	529.4
Inventories, net	2,386.4	2,365.3
Other current assets	56.7	65.1
Total Current Assets	2,929.9	2,991.4

Property and equipment, net of accumulated depreciation of $272.1 and $240.5	1,482.6	1,448.0
Operating lease right-of-use assets	249.5	—
Goodwill	456.8	434.9
Franchise value	309.1	288.7
Other non-current assets	309.6	221.0
Total Assets	$5,737.5	$5,384.0

Liabilities and Stockholders’ Equity
Current Liabilities:
Floor plan notes payable	$407.5	$324.4
Floor plan notes payable: non-trade	1,594.5	1,733.3
Current maturities of long-term debt	26.3	25.9
Trade payables	127.0	126.3
Accrued liabilities	328.1	283.6
Total Current Liabilities	2,483.4	2,493.5

Long-term debt, less current maturities	1,287.8	1,358.2
Deferred revenue	133.8	121.7
Deferred income taxes	130.0	91.2
Noncurrent operating lease liabilities	235.2	—
Other long-term liabilities	108.1	122.2
Total Liabilities	4,378.3	4,186.8

Stockholders’ Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100.0 shares; issued and outstanding 22.6 and 22.0	16.9	—
Class B common stock - no par value; authorized 25.0 shares; issued and outstanding 0.6 and 1.0	0.1	0.1
Additional paid-in capital	3.4	35.0
Accumulated other comprehensive loss	(1.9)	—
Retained earnings	1,340.7	1,162.1
Total Stockholders’ Equity	1,359.2	1,197.2
Total Liabilities and Stockholders’ Equity	$5,737.5	$5,384.0

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In millions, except per share amounts) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
New vehicle	$1,824.8	$1,733.0	$4,993.3	$4,914.5
Used vehicle retail	916.3	805.9	2,632.4	2,325.6
Used vehicle wholesale	74.4	92.0	233.5	253.2
Finance and insurance	136.3	121.1	382.7	342.1
Service, body and parts	340.5	311.3	993.3	908.4
Fleet and other	40.1	28.7	168.6	104.4
Total revenues	3,332.4	3,092.0	9,403.8	8,848.2
Cost of sales:
New vehicle	1,724.8	1,632.1	4,711.9	4,625.2
Used vehicle retail	816.6	719.6	2,355.0	2,078.5
Used vehicle wholesale	73.3	90.6	229.7	249.0
Service, body and parts	169.0	156.9	492.2	461.9
Fleet and other	37.8	26.6	159.8	98.5
Total cost of sales	2,821.5	2,625.8	7,948.6	7,513.1
Gross profit	510.9	466.2	1,455.2	1,335.1
Asset impairments	—	—	0.5	—
Selling, general and administrative	343.2	309.0	1,021.5	939.9
Depreciation and amortization	20.9	19.6	60.9	55.3
Operating income	146.8	137.6	372.3	339.9
Floor plan interest expense	(17.9)	(16.0)	(55.5)	(45.1)
Other interest expense, net	(14.8)	(15.0)	(45.0)	(40.7)
Other income, net	3.3	2.4	8.9	5.4
Income before income taxes	117.4	109.0	280.7	259.5
Income tax provision	(32.2)	(15.9)	(77.2)	(53.7)
Net income	$85.2	$93.1	$203.5	$205.8

Basic net income per share	$3.67	$3.85	$8.77	$8.34
Shares used in basic per share calculations	23.2	24.2	23.2	24.7

Diluted net income per share	$3.64	$3.84	$8.72	$8.31
Shares used in diluted per share calculations	23.4	24.3	23.3	24.8

Cash dividends paid per Class A and Class B share	$0.30	$0.29	$0.89	$0.85

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In millions) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$85.2	$93.1	$203.5	$205.8
Other comprehensive income, net of tax:
Loss on cash flow hedges, net of tax benefit of $0.4, $0.0, $0.7, and $0.0, respectively	(1.0)	—	(1.9)	—
Comprehensive income	$84.2	$93.1	$201.6	$205.8

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders’ Equity (In millions) (Unaudited)
Three and Nine Months Ended September 30, 2019
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	22.0	$—	1.0	$0.1	$35.0	$—	$1,162.1	$1,197.2
Net income	—	—	—	—	—	—	56.4	56.4
Issuance of stock in connection with employee stock plans	—	2.3	—	—	—	—	—	2.3
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	(3.1)	—	—	—	—	—	(3.1)
Class B common stock converted to Class A common stock	0.2	—	(0.2)	—	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	10.5	—	—	(7.0)	—	—	3.5
Dividends paid	—	—	—	—	—	—	(6.7)	(6.7)
Retained Earnings Adjustment for Adoption of ASC 842	—	—	—	—	—	—	0.9	0.9
Balance at March 31, 2019	22.3	9.7	0.8	0.1	28.0	—	1,212.7	1,250.5
Net income	—	—	—	—	—	—	61.9	61.9
Loss on cash flow hedges, net of tax benefit of $0.3	—	—	—	—	—	(0.9)	—	(0.9)
Issuance of stock in connection with employee stock plans	0.1	2.8	—	—	—	—	—	2.8
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	0.5	—	—	3.4	—	—	3.9
Option premiums paid	—	—	—	—	(31.4)	—	(5.1)	(36.5)
Dividends paid	—	—	—	—	—	—	(7.0)	(7.0)
Balance at June 30, 2019	22.4	13.0	0.8	0.1	—	(0.9)	1,262.5	1,274.7
Net income	—	—	—	—	—	—	85.2	85.2
Loss on cash flow hedges, net of tax benefit of $0.4	—	—	—	—	—	(1.0)	—	(1.0)
Issuance of stock in connection with employee stock plans	—	2.9	—	—	—	—	—	2.9
Class B common stock converted to Class A common stock	0.2	—	(0.2)	—	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	1.0	—	—	3.4	—	—	4.4
Dividends paid	—	—	—	—	—	—	(7.0)	(7.0)
Balance at September 30, 2019	22.6	$16.9	0.6	$0.1	$3.4	$(1.9)	$1,340.7	$1,359.2

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders’ Equity (In millions) (Unaudited)
Three and Nine Months Ended September 30, 2018
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	23.9	$149.1	1.0	$0.1	$11.3	$—	$922.7	$1,083.2
Net income	—	—	—	—	—	—	52.1	52.1
Issuance of stock in connection with employee stock plans	—	1.8	—	—	—	—	—	1.8
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—	—
Repurchase of Class A common stock	(0.1)	(8.2)	—	—	—	—	—	(8.2)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	0.3	—	—	3.3	—	—	3.6
Dividends paid	—	—	—	—	—	—	(6.8)	(6.8)
Retained earnings adjustment for adoption of ASC 606	—	—	—	—	—	—	1.4	1.4
Balance at March 31, 2018	23.9	143.0	1.0	0.1	14.6	—	969.4	1,127.1
Net income	—	—	—	—	—	—	60.7	60.7
Issuance of stock in connection with employee stock plans	0.1	2.7	—	—	—	—	—	2.7
Repurchase of Class A common stock	(0.6)	(59.1)	—	—	—	—	—	(59.1)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	7.8	—	—	(4.5)	—	—	3.3
Option premiums received (paid)	—	—	—	—	33.4	—	—	33.4
Dividends paid	—	—	—	—	—	—	(7.2)	(7.2)
Balance at June 30, 2018	23.4	94.4	1.0	0.1	43.5	—	1,022.9	1,160.9
Net income	—	—	—	—	—	—	93.1	93.1
Issuance of stock in connection with employee stock plans	—	2.9	—	—	—	—	—	2.9
Repurchase of Class A common stock	(0.5)	(47.7)	—	—	—	—	—	(47.7)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	0.5	—	—	2.4	—	—	2.9
Dividends paid	—	—	—	—	—	—	(7.0)	(7.0)
Balance at September 30, 2018	22.9	$50.1	1.0	$0.1	$45.9	$—	$1,109.0	$1,205.1

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In millions) (Unaudited)
	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$203.5	$205.8
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	0.5	—
Depreciation and amortization	60.9	55.3
Stock-based compensation	11.8	9.8
Gain on disposal of other assets	—	(0.1)
Gain on disposal of franchise	(9.1)	(15.4)
Deferred income taxes	39.5	19.5
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	69.7	63.4
Inventories	(4.1)	(14.5)
Other assets	22.3	12.0
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	83.1	8.1
Trade payables	0.1	3.6
Accrued liabilities	(36.5)	8.6
Other long-term liabilities and deferred revenue	11.8	23.1
Net cash provided by operating activities	453.5	379.2

Cash flows from investing activities:
Capital expenditures	(91.9)	(113.4)
Proceeds from sales of assets	0.8	2.0
Cash paid for other investments	(6.7)	(62.1)
Cash paid for acquisitions, net of cash acquired	(142.8)	(374.0)
Proceeds from sales of stores	40.9	32.9
Net cash used in investing activities	(199.7)	(514.6)

Cash flows from financing activities:
(Repayments) borrowings on floor plan notes payable, net: non-trade	(114.0)	61.7
Borrowings on lines of credit	2,147.0	1,964.5
Repayments on lines of credit	(2,209.6)	(1,860.2)
Principal payments on long-term debt and capital leases, scheduled	(18.0)	(16.9)
Principal payments on long-term debt and capital leases, other	(11.0)	(5.3)
Proceeds from issuance of long-term debt	—	62.1
Payments of debt issuance costs	(0.4)	(0.4)
Proceeds from issuance of common stock	8.0	7.4
Repurchase of common stock	(3.1)	(81.6)
Dividends paid	(20.7)	(21.0)
Payments of contingent consideration related to acquisitions	—	(0.8)
Other financing activity	(36.5)	—
Net cash (used in) provided by financing activities	(258.3)	109.5
Decrease in cash and cash equivalents	(4.5)	(25.9)
Cash and cash equivalents at beginning of period	31.6	57.3
Cash and cash equivalents at end of period	$27.1	$31.4

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$107.6	$88.9
Cash paid during the period for income taxes, net	13.8	2.9
Floor plan debt paid in connection with store disposals	12.3	33.1

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$26.4	$125.1
Debt assumed in connection with acquisitions	—	10.8
ROU assets obtained in exchange for lease liabilities [1]	260.3	—
1 Amounts for the nine months ended September 30, 2019 include the transition adjustment for the adoption of Topic 842.

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of September 30, 2019, and for the three and nine months ended September 30, 2019 and 2018. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2018 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2018, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2019. The unaudited interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2018 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet, as right-of-use assets with corresponding operating lease liabilities. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements - Leases (Topic 842).” This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. We adopted the new standard as of January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. The Consolidated Financial Statements for the three and nine-month periods ended September 30, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy. We elected the package of practical expedients, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected the short-term lease recognition exemption for all leases that qualify. We have both real estate leases and equipment leases that are impacted by the new guidance. Most of our leases do not provide an implicit rate, therefore we use our incremental borrowing rate at the commencement date in determining the present value of lease payments. Adoption of the new standard resulted in the derecognition of a deferred gain from prior completed sale-leaseback transactions. This adjustment, net of tax, was recorded as $0.9 million increase in retained earnings. See Note 10.

The impact of adopting Topic 842 on the accompanying Condensed Consolidated Balance Sheet as of January 1, 2019 was as follows (in millions):

Impact on Consolidated Balance Sheets	December 31, 2018	Adjustments	January 1, 2019
Operating lease right-of-use assets	$—	$259.7	$259.7
Total Assets	5,384.0	259.7	5,643.7
Operating lease liabilities:
Accrued liabilities	283.6	26.6	310.2
Deferred revenue	121.7	(1.3)	120.4
Noncurrent operating lease liabilities	—	243.9	243.9
Other long-term liabilities	122.2	(10.3)	111.9
Total Liabilities	4,186.8	258.8	4,445.6
Retained earnings	1,162.1	0.9	1,163.0
Total Liabilities and Stockholders’ Equity	5,384.0	259.7	5,643.7

Reclassifications
Certain immaterial reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented.

Note 2. Contract Liabilities and Assets

Contract Liabilities
We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $166.4 million and $149.6 million as of September 30, 2019, and December 31, 2018, respectively; and we recognized $6.4 million and $18.5 million of revenue in the three and nine months ended September 30, 2019, respectively, related to our contract liability balance at December 31, 2018. Our contract liability balance is included in accrued liabilities and deferred revenue.

Contract Assets
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract. Our contract asset balances associated with future estimated variable consideration were $8.9 million and $9.2 million as of September 30, 2019 and December 31, 2018, respectively; and are included in trade receivables and other non-current assets.

Note 3. Accounts Receivable and Contract Assets

Accounts receivable consisted of the following (in millions):

	September 30, 2019	December 31, 2018
Contracts in transit	$235.7	$294.0
Trade receivables	54.8	54.3
Vehicle receivables	44.3	51.6
Manufacturer receivables	104.0	105.5
Auto loan receivables	62.5	61.5
Other receivables	4.0	6.8
	505.3	573.7
Less: Allowance for doubtful accounts	(6.9)	(7.2)
Less: Long-term portion of accounts receivable, net	(38.7)	(37.1)
Total accounts receivable, net	$459.7	$529.4

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

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 4. Inventories

The components of inventories, net, consisted of the following (in millions):

	September 30, 2019	December 31, 2018
New vehicles	$1,651.4	$1,700.1
Used vehicles	645.0	576.8
Parts and accessories	90.0	88.4
Total inventories	$2,386.4	$2,365.3

Note 5. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in millions):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2017 ¹	$114.0	$104.3	$38.0	$256.3
Additions through acquisitions [2]	51.4	85.8	43.5	180.7
Reductions through divestitures	(0.9)	(1.2)	—	(2.1)
Balance as of December 31, 2018 ¹	164.5	188.9	81.5	434.9
Adjustments to purchase price allocations [3]	1.6	1.6	1.9	5.1
Additions through acquisitions [3]	6.2	9.0	2.2	17.4
Reductions through divestitures	(0.1)	(0.5)	—	(0.6)
Balance as of September 30, 2019 [1]	$172.2	$199.0	$85.6	$456.8
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
3 Our purchase price allocation for the acquisitions of the Ray Laks Honda, Ray Laks Acura, Day Auto Group, Prestige Auto Group, and Buhler Ford were finalized in 2019. As a result, we added $22.5 million of goodwill. Our purchase price allocation for the 2019 acquisitions of Hamilton Honda, Morgantown Ford, Mission Viejo Land Rover Jaguar, and Hazleton Honda is preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting.

The changes in the carrying amounts of franchise value are as follows (in millions):

Franchise Value
Balance as of December 31, 2017	$187.0
Additions through acquisitions [1]	103.5
Reductions through divestitures	(1.8)
Balance as of December 31, 2018	288.7
Adjustments to purchase price allocations [2]	3.5
Additions through acquisitions [2]	20.9
Reductions through divestitures	(4.0)
Balance as of September 30, 2019	$309.1
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
2 Our purchase price allocation for the acquisitions of the Ray Laks Honda, Ray Laks Acura, Day Auto Group, Prestige Auto Group, and Buhler Ford were finalized in 2019. As a result, we added $24.4 million of franchise value. Our purchase price allocation for the 2019 acquisitions of Hamilton Honda, Morgantown Ford, Mission Viejo Land Rover Jaguar, and Hazleton Honda is preliminary and franchise value is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting.

Note 6. Stockholders’ Equity

Repurchases of Class A Common Stock
In May 2019, we entered into a structured repurchase agreement involving the use of capped call options for the purchase of our Class A common stock. We paid a fixed sum upon execution of the agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of the agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or Class A shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We paid a net premium of $36.5 million in the second quarter of 2019 to enter into this agreement, which was recorded as a reduction of additional paid-in-capital and retained earnings. As of September 30, 2019, the options were outstanding.

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

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of September 30, 2019, our real estate mortgages and other debt, which includes capital leases, had maturity dates between October 1, 2020, and August 31, 2038.

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

There were no changes to our valuation techniques during the nine-month period ended September 30, 2019.

Below are our derivative liabilities that are measured at fair value (in millions):

Fair Value at September 30, 2019	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$—	$2.6	$—

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows (in millions):

	September 30, 2019	December 31, 2018
Carrying value
5.25% Senior notes due 2025	$300.0	$300.0
Real estate mortgages and other debt	452.2	445.8
	$752.2	$745.8
Fair value
5.25% Senior notes due 2025	$313.5	$278.6
Real estate mortgages and other debt	459.5	448.7
	$773.0	$727.3

Below are our long-lived assets that were measured at fair value (in millions):

Fair Value at December 31, 2018	Level 1	Level 2	Level 3
Measured on a non-recurring basis:
Long-lived assets held and used:
Certain buildings and improvements	$—	$—	$2.3

Long-lived assets held and used are reviewed for impairment whenever events or circumstances indicate that the carrying amount of the assets may not be recoverable. During the nine months ended September 30, 2019, we evaluated the future undiscounted net cash flows associated with certain properties, which were under contract to sell, and determined the carrying value was not recoverable and exceeded the estimated fair value. As a result of this evaluation, we recorded $0.5 million of impairment charges associated with a property in 2019. The long-lived asset impaired in the first quarter of 2019 was sold in the second quarter of 2019.

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in millions, except per share amounts):

Three Months Ended September 30,	2019		2018
(in millions, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$83.0	$2.2	$89.3	$3.8
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	0.2	—	0.3	—
Conversion of Class B common shares into Class A common shares	2.0	—	3.5	—
Net income applicable to common stockholders - diluted	$85.2	$2.2	$93.1	$3.8

Weighted average common shares outstanding – basic	22.6	0.6	23.2	1.0
Conversion of Class B common shares into Class A common shares	0.6	—	1.0	—
Effect of dilutive stock options on weighted average common shares	0.2	—	0.1	—
Weighted average common shares outstanding – diluted	23.4	0.6	24.3	1.0

Net income per common share - basic	$3.67	$3.67	$3.85	$3.85
Net income per common share - diluted	$3.64	$3.64	$3.84	$3.84

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the three-month periods ended September 30, 2019, and 2018 and was determined to be immaterial.

Nine Months Ended September 30,	2019		2018
(in millions, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$198.2	$5.3	$197.5	$8.3
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	0.6	—	0.8	—
Conversion of Class B common shares into Class A common shares	4.7	—	7.5	—
Net income applicable to common stockholders - diluted	$203.5	$5.3	$205.8	$8.3

Weighted average common shares outstanding – basic	22.6	0.6	23.7	1.0
Conversion of Class B common shares into Class A common shares	0.6	—	1.0	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.1	—	0.1	—
Weighted average common shares outstanding – diluted	23.3	0.6	24.8	1.0

Net income per common share - basic	$8.77	$8.77	$8.34	$8.34
Net income per common share - diluted	$8.72	$8.72	$8.31	$8.31

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the nine-month period ended September 30, 2019, and 2018 and was determined to be immaterial.

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

Certain financial information on a segment basis is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Domestic
New vehicle	$613.0	$600.1	$1,682.7	$1,711.2
Used vehicle retail	328.1	288.2	949.6	836.5
Used vehicle wholesale	30.3	37.0	89.5	104.5
Finance and insurance	48.1	42.5	137.2	125.6
Service, body and parts	122.8	114.7	359.2	335.4
Fleet and other	15.5	15.3	47.6	50.4
	1,157.8	1,097.8	3,265.8	3,163.6
Import
New vehicle	824.8	787.8	2,198.1	2,227.4
Used vehicle retail	380.9	334.6	1,085.7	977.9
Used vehicle wholesale	28.4	35.2	85.3	94.3
Finance and insurance	65.2	60.5	180.9	167.1
Service, body and parts	129.2	114.8	374.2	340.8
Fleet and other	9.2	3.5	38.1	22.0
	1,437.7	1,336.4	3,962.3	3,829.5
Luxury
New vehicle	387.0	347.6	1,110.2	988.0
Used vehicle retail	206.7	182.5	596.0	510.3
Used vehicle wholesale	16.4	19.9	59.0	54.4
Finance and insurance	19.2	16.4	54.1	44.6
Service, body and parts	84.9	76.9	248.0	218.6
Fleet and other	15.2	9.6	81.7	31.0
	729.4	652.9	2,149.0	1,846.9
	3,324.9	3,087.1	9,377.1	8,840.0
Corporate and other	7.5	4.9	26.7	8.2
	$3,332.4	$3,092.0	$9,403.8	$8,848.2
Segment income[1]:
Domestic	$37.9	$25.3	$94.1	$79.5
Import	48.3	37.4	117.8	90.6
Luxury	13.0	11.7	36.5	30.5
	99.2	74.4	248.4	200.6
Corporate and other	50.6	66.8	129.3	149.5
Depreciation and amortization	(20.9)	(19.6)	(60.9)	(55.3)
Other interest expense	(14.8)	(15.0)	(45.0)	(40.7)
Other income, net	3.3	2.4	8.9	5.4
Income before income taxes	$117.4	$109.0	$280.7	$259.5
1Segment income for each of the segments is defined as income before income taxes, depreciation and amortization, other interest expense and other income, net.

	September 30, 2019	December 31, 2018
Total assets:
Domestic	$1,460.1	$1,488.0
Import	1,318.5	1,224.2
Luxury	865.7	934.6
Corporate and other	2,093.2	1,737.2
	$5,737.5	$5,384.0

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

As described further in “Note 1. Interim Financial Statements,” we adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840.

The table below presents the lease-related liabilities recorded on the balance sheet (in millions):

	September 30, 2019	December 31, 2018
Operating lease liabilities:
Current portion included in accrued liabilities	$25.8	$—
Noncurrent operating lease liabilities	235.2	—
Total operating lease liabilities	261.0	—
Financing lease liabilities:
Current portion included in current maturities of long-term debt	1.0	2.0
Long-term portion of lease liabilities in long-term debt	29.3	28.8
Total financing lease liabilities [1]	30.3	30.8
Total lease liabilities	$291.3	$30.8
Weighted-average remaining lease term:
Operating leases	13 years
Finance leases	13 years
Weighted-average discount rate:
Operating leases	5.08%
Finance leases	5.81%
1 Corresponding finance lease assets are not material and are included in property and equipment, net of accumulated depreciation.

The components of lease costs, which were included in selling, general and administrative in our Consolidated Statements of Operations, were as follows (in millions):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Operating lease cost [1]	$12.2	$36.5
Variable lease cost [2]	0.1	1.3
Sublease income	(1.2)	$(3.4)
Total lease costs	$11.1	34.4
1 Includes short-term and month-to-month lease costs, which are immaterial.
2 Variable lease cost generally includes reimbursement for actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased real estate.

As of September 30, 2019, the maturities of our operating lease liabilities were as follows (in millions):

Operating Leases
Remainder of 2019	$9.9
Year Ending December 31,
2020	37.6
2021	34.4
2022	31.5
2023	26.4
Thereafter	228.2
Total minimum lease payments	368.0
Less:
Present value adjustment	(107.0)
Operating lease liabilities	$261.0

Note 11. Derivative Financial Instruments

We account for derivative financial instruments by recording the fair value as either an asset or liability in our Consolidated Balance Sheets and recognize the resulting gains or losses as adjustments to accumulated other comprehensive income (loss). We do not hold or issue derivative financial instruments for trading or speculative purposes. For derivative instruments that hedge the exposure to variability in expected future cash flows that are designated and qualify as cash flow hedges, the gain or loss on the derivative instrument is reported as a component of accumulated other comprehensive loss (“AOCI”) in stockholders’ equity and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. To receive hedge accounting treatment, cash flow hedges must be highly effective in offsetting changes to expected future cash flows on hedged transactions.

In the second quarter of 2019, to hedge the business exposure to rising interest rates on a portion of our variable rate debt, we entered into a 5-year zero-cost interest rate collar, with an aggregate notional amount of $300 million. This instrument hedges interest rate risk related to a portion of our $1.7 billion of non-trade floor plan notes payable.

The gains and losses from the cash flow hedge are recorded in AOCI and released to interest expense in the same period that the hedged interest expense on the floor plan is recognized. As of September 30, 2019, we had a loss of $2.6 million recorded associated with the fair value of our derivative instrument, included as a component of accrued liabilities and other long-term liabilities with the offset in AOCI. As of September 30, 2019, the amount of net losses we expect to reclassify from AOCI into interest expense in earnings within the next twelve months is immaterial. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives. No amounts were reclassified from AOCI in the three or nine months ended September 30, 2019.

Note 12. Acquisitions

In the first nine months of 2019, we completed the following acquisitions:

•	On May 1, 2019, Hamilton Honda in Hamilton Township, New Jersey.

•	On May 20, 2019, Morgantown Ford in Morgantown, West Virginia.

•	On July 1, 2019, Mission Viejo Jaguar Land Rover, California.

•	On August 19, 2019, Hazleton Honda, Pennsylvania.

Revenue and operating income contributed by the 2019 acquisitions subsequent to the date of acquisition were as follows (in millions):

Nine Months Ended September 30,	2019
Revenue	$100.7
Operating income	1.9

In the first nine months of 2018, we completed the following acquisitions:

•	On January 15, 2018, Ray Laks Honda in Orchard Park, New York and Ray Laks Acura in Buffalo, New York.

•	On February 26, 2018, Day Auto Group, a seven store platform based in Pennsylvania.

•	On March 1, 2018, Prestige Auto Group, a six store platform based in New Jersey and New York.

•	On April 2, 2018, Broadway Ford in Idaho Falls, Idaho.

•	On April 23, 2018, Buhler Ford in Eatontown, New Jersey.

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

The following tables summarize the consideration paid for the 2019 acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in millions):

Consideration
Cash paid, net of cash acquired	$142.8
Debt issued	26.4
$169.2

The purchase price allocations for the Hamilton Honda, Morgantown Ford, Mission Viejo Jaguar Land Rover, and Hazleton Honda acquisitions are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets. The following table details the preliminary purchase price allocations (in millions):

Assets Acquired and Liabilities Assumed
Inventories, net	$60.0
Property and equipment, net	5.0
Other non-current assets	131.9
Other long-term liabilities	(27.7)
$169.2

In the three and nine-month periods ended September 30, 2019, we recorded $0.2 million and $1.9 million, respectively, in acquisition-related expenses as a component of selling, general and administrative expense, respectively. Comparatively, we recorded $0.2 million and $4.3 million of acquisition-related expenses in each of the same periods in 2018.

The following unaudited proforma summary presents consolidated information as if all acquisitions in the three and nine-month periods ended September 30, 2019 and 2018, had occurred on January 1, 2018 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$3,337.1	$3,188.9	$9,557.0	$9,326.8
Net income	85.2	93.6	204.0	205.6
Basic net income per share	3.67	3.87	8.79	8.34
Diluted net income per share	3.63	3.86	8.74	8.30

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

Note 13. Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment.” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the updated standard, an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if applicable. The loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. The same impairment test also applies to any reporting unit with a zero or negative carrying amount. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. ASU 2017-04 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2019, on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We do not expect the adoption of ASU 2017-04 to have a material effect on our financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors
Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project”, “outlook”, “target”, “may”, “will”, “would”, “should”, “seek”, “expect”, “plan”, “intend”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “likely”, “goal”, “strategy”, “future”, “maintain”, and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-Q include, among others, statements we make regarding:

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

Overview
Lithia Motors, Inc. is one of the largest automotive retailers and providers of personal transportation solutions in the United States, and, in 2019, was ranked #265 on the Fortune 500. As of September 30, 2019, we operated 184 stores representing 30 brands in 19 states. We are a growth company powered by people and innovation. By purchasing and building strong businesses that have yet to realize their potential, we generate significant cash flows while maintaining low leverage. Operational excellence is achieved by refocusing the business on the consumer experience and by utilizing proprietary performance measurements to increase market share and profitability. Lithia’s unique growth model reinvests to expand its nationwide network and to fund incremental modernization that supports and expands our core business with the goal of providing transportation solutions wherever, whenever and however consumers desire.

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

Modernization and diversification
Driving growth and achieving earnings potential generates the free cash flow that allows us to invest in modernization, diversification and digital initiatives, thereby providing more ways to meet consumers’ personal transportation needs. We strategically invest in modernization that supports and expands our core business with the goal of providing customers with choices that meet their desire for affordability, convenience and transparency. We prioritize creating internal solutions to improve our existing operations, gain vertical and horizontal adjacencies to our core business, and expand our market share.

During the third quarter, in the Pittsburgh market, we activated a convenient sell-from-home customer experience powered by our proprietary technology. This is part of our multi-faceted expansion of digital conveniences and expands upon buy-from-home technology launched earlier during 2019.

Thoughtful capital allocation
Our capital deployment strategy is to target a 65% investment in acquisitions, 25% investment in capital expenditures, modernization and diversification and 10% in shareholder return in the form of dividends and share repurchases. This disciplined approach, combined with our ability to successfully integrate newly-acquired locations, drives growth and profitability. During the first nine months of 2019, we paid $20.7 million in dividends and invested $91.9 million in our stores through capital expenditures. We continue to manage our liquidity and available cash to prepare for future acquisition and innovation opportunities. As of September 30, 2019, our adjusted leverage ratio, calculated as net debt, excluding floorplan financing, to adjusted EBITDA, was less than 2.0, representing the low end of our targeted range. We have liquidity in cash, availability on our credit facility and unfinanced real estate. Our liquidity, combined with our ability to access the debt and equity markets, positions us for continued growth through acquisitions and investments in innovation.

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019	2018	Change		2019	2018	Change
Revenues
New vehicle	$1,824.8	$1,733.0	5.3%		$4,993.3	$4,914.5	1.6%
Used vehicle retail	916.3	805.9	13.7		2,632.4	2,325.6	13.2
Finance and insurance	136.3	121.1	12.6		382.7	342.1	11.9
Service, body and parts	340.5	311.3	9.4		993.3	908.4	9.3
Total Revenues	3,332.4	3,092.0	7.8		9,403.8	8,848.2	6.3

Gross profit
New vehicle	$100.0	$100.9	(0.9)%		$281.4	$289.3	(2.7)%
Used vehicle retail	99.7	86.4	15.4		277.4	247.1	12.3
Finance and insurance	136.3	121.1	12.6		382.7	342.1	11.9
Service, body and parts	171.5	154.5	11.0		501.1	446.6	12.2
Total Gross Profit	510.9	466.2	9.6		1,455.2	1,335.1	9.0

Gross profit margins
New vehicle	5.5%	5.8%	(30	) bps	5.6%	5.9%	(30	) bps
Used vehicle retail	10.9	10.7	20		10.5	10.6	(10)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	50.4	49.6	80		50.4	49.2	120
Total Gross Profit Margin	15.3	15.1	20		15.5	15.1	40

Retail units sold
New vehicles	48,508	48,790	(0.6)%		134,090	139,314	(3.7)%
Used vehicles	44,143	39,751	11.0		127,683	114,961	11.1

Average selling price per retail unit
New vehicles	$37,618	$35,519	5.9%		$37,238	$35,276	5.6%
Used vehicles	20,756	20,274	2.4		20,617	20,229	1.9

Average gross profit per retail unit
New vehicles	$2,061	$2,068	(0.3)%		$2,098	$2,077	1.0%
Used vehicles	2,258	2,172	4.0		2,173	2,149	1.1
Finance and insurance	1,471	1,367	7.6		1,462	1,345	8.7

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in August 2018 would be included in same store operating data beginning in September 2019, after its first full complete comparable month of operation. The third quarter operating results for the same store comparisons would include results for that store in only the month of September for both comparable periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2019	2018	Change		2019	2018	Change
Revenues
New vehicle	$1,772.9	$1,695.7	4.6%		$4,801.1	$4,765.7	0.7%
Used vehicle retail	898.8	788.2	14.0		2,543.2	2,257.9	12.6
Finance and insurance	133.0	118.3	12.4		371.3	331.9	11.9
Service, body and parts	332.0	303.2	9.5		955.3	879.0	8.7
Total Revenues	3,249.7	3,018.8	7.6		9,060.1	8,573.3	5.7

Gross profit
New vehicle	$96.6	$98.6	(2.0)%		$269.5	$280.0	(3.8)%
Used vehicle retail	97.7	85.4	14.4		269.9	241.7	11.7
Finance and insurance	133.0	118.3	12.4		371.3	331.9	11.9
Service, body and parts	167.6	150.9	11.1		483.0	433.4	11.4
Total Gross Profit	498.5	456.8	9.1		1,405.9	1,296.9	8.4

Gross profit margins
New vehicle	5.4%	5.8%	(40	) bps	5.6%	5.9%	(30	) bps
Used vehicle retail	10.9	10.8	10		10.6	10.7	(10)
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	50.5	49.8	70		50.6	49.3	130
Total Gross Profit Margin	15.3	15.1	20		15.5	15.1	40

Retail units sold
New vehicles	47,141	47,590	(0.9)%		129,001	134,509	(4.1)%
Used vehicles	43,305	38,717	11.9		123,555	111,094	11.2

Average selling price per retail unit
New vehicles	$37,609	$35,631	5.6%		$37,217	$35,430	5.0%
Used vehicles	20,754	20,358	1.9		20,584	20,324	1.3

Average gross profit per retail unit
New vehicles	$2,049	$2,073	(1.2)%		$2,089	$2,081	0.4%
Used vehicles	2,257	2,205	2.4		2,184	2,175	0.4
Finance and insurance	1,471	1,371	7.3		1,470	1,351	8.8

During the three months ended September 30, 2019, we had net income of $85.2 million, or $3.64 per share on a diluted basis, compared to net income of $93.1 million, or $3.84 per share on a diluted basis, during the same period of 2018. During the nine months ended September 30, 2019, we had net income of $203.5 million, or $8.72 per share on a diluted basis, compared to net income of $205.8 million, or $8.31 per share on a diluted basis, during the same period of 2018.

New Vehicles
Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in and parts and service work. Same store new vehicle revenues increased 4.6% and 0.7%, respectively, for the three and nine-month periods ended September 30, 2019 compared to the same periods in 2018. This was due to increases in average selling prices of 5.6% and 5.0%, offset by decreases in unit volume of 0.9% and 4.1%, in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018. This was driven by the increased performance of our luxury segment, which saw overall increases in unit sales while maintaining higher than average selling prices compared to our other segments. Our stores remain nimble in their volume and gross margin strategies and adapt to local and regional market conditions.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (“CPO”) vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 85 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles over ten years old. During the nine months ended September 30, 2019, our stores sold an average of 74 used vehicles per store per month, compared to 68 used vehicles per store per month for the same period of 2018.

Used vehicle revenues for the three and nine-month periods ended September 30, 2019, increased 13.7% and 13.2%, respectively, compared to the same periods of 2018. On a same store basis, used vehicle sales for the three and nine-month periods ended September 30, 2019, increased 14.0% and 12.6% as compared to the respective periods of 2018, driven by increases in our core vehicle category of 19.5% and 17.6%, respectively. Our core vehicle category had growth in unit sales of 17.8% and 16.5%, with an improvement in average selling price per vehicle of 1.4% and 1.0% for the three and nine-month periods ended September 30, 2019, respectively, as compared to the same periods of 2018.

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

The increases in finance and insurance revenue in the three and nine-month periods ended September 30, 2019, compared to the same periods of 2018, were primarily due to expanded product offerings and increased penetration rates. Third-party extended warranty and insurance contracts yield higher profit margins than vehicle sales and contribute significantly to our profitability. Same store finance and insurance revenues increased 12.4% and 11.9% for the three and nine-month periods ended September 30, 2019, respectively, as compared to the same periods of 2018. These increases were driven by increases in finance and insurance revenues per retail unit, combined with increases in used vehicle unit volume, and slightly offset by decreases in new vehicle unit volume. On a same store basis, our finance and insurance revenues per retail unit increased $100 to $1,471 and $119 to $1,470 per unit, respectively, in the three and nine-month periods ended September 30, 2019, compared to the same periods of 2018, primarily due to increases in service contract penetration rates of 250 and 170 basis points, respectively.

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

Our service, body, and parts revenue grew in all areas in the three and nine-month periods ended September 30, 2019, compared to the same periods of 2018. The growth experienced in the three and nine-month periods ended September 30, 2019, was due to an increase in warranty work and more late-model units in operation. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. In the three and nine-month periods ended September 30, 2019, the largest contributions to our service, body and parts revenue growth were increases of $15.2 million, or 9.1%, and $38.8 million, or 8.1%, respectively, in same store customer pay revenue, compared to the same periods of 2018. Same store warranty revenue grew 11.1% and 14.2% in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018. Performance in parts wholesale and body shop grew 8.0% and 3.8% in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018.

Same store service, body and parts gross profit increased 11.1% and 11.4% in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018, primarily as a result of higher gross margins as our mix has shifted towards customer pay, which has higher margins than other service work.

Segments
Certain financial information by segment is as follows:

	Three Months Ended September 30,		Increase	% Increase
(Dollars in millions)	2019	2018
Revenues:
Domestic	$1,157.8	$1,097.8	$60.0	5.5%
Import	1,437.7	1,336.4	101.3	7.6
Luxury	729.4	652.9	76.5	11.7
	3,324.9	3,087.1	237.8	7.7
Corporate and other	7.5	4.9	2.6	NM
	$3,332.4	$3,092.0	$240.4	7.8%
NM - not meaningful

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in millions)	2019	2018
Revenues:
Domestic	$3,265.8	$3,163.6	$102.2	3.2%
Import	3,962.3	3,829.5	132.8	3.5
Luxury	2,149.0	1,846.9	302.1	16.4
	9,377.1	8,840.0	537.1	6.1
Corporate and other	26.7	8.2	18.5	NM
	$9,403.8	$8,848.2	$555.6	6.3%
NM - not meaningful

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Segment income[1]:
Domestic	$37.9	$25.3	$12.6	49.8%
Import	48.3	37.4	10.9	29.1
Luxury	13.0	11.7	1.3	11.1
	99.2	74.4	24.8	33.3
Corporate and other	50.6	66.8	(16.2)	(24.3)
Depreciation and amortization	(20.9)	(19.6)	1.3	6.6
Other interest expense	(14.8)	(15.0)	(0.2)	(1.3)
Other income, net	3.3	2.4	0.9	NM
Income before income taxes	$117.4	$109.0	$8.4	7.7%

1Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.
NM – not meaningful

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Segment income[1]:
Domestic	$94.1	$79.5	$14.6	18.4%
Import	117.8	90.6	27.2	30.0
Luxury	36.5	30.5	6.0	19.7
	248.4	200.6	47.8	23.8
Corporate and other	129.3	149.5	(20.2)	(13.5)
Depreciation and amortization	(60.9)	(55.3)	5.6	10.1
Other interest expense	(45.0)	(40.7)	4.3	10.6
Other income, net	8.9	5.4	3.5	NM
Income before income taxes	$280.7	$259.5	$21.2	8.2%
1Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.

NM – not meaningful

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2019	2018
Retail new vehicle unit sales:
Domestic	14,284	14,695	(411)	(2.8)%
Import	26,994	27,295	(301)	(1.1)
Luxury	7,342	6,860	482	7.0
	48,620	48,850	(230)	(0.5)
Allocated to management	(112)	(60)	52	NM
	48,508	48,790	(282)	(0.6)%
NM – Not meaningful

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2019	2018
Retail new vehicle unit sales:
Domestic	39,569	42,048	(2,479)	(5.9)%
Import	74,180	78,311	(4,131)	(5.3)
Luxury	20,566	19,248	1,318	6.8
	134,315	139,607	(5,292)	(3.8)
Allocated to management	(225)	(293)	(68)	NM
	134,090	139,314	(5,224)	(3.7)%
NM – Not meaningful

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Revenue:
New vehicle	$613.0	$600.1	$12.9	2.1%
Used vehicle retail	328.1	288.2	39.9	13.8
Used vehicle wholesale	30.3	37.0	(6.7)	(18.1)
Finance and insurance	48.1	42.5	5.6	13.2
Service, body and parts	122.8	114.7	8.1	7.1
Fleet and other	15.5	15.3	0.2	NM
	$1,157.8	$1,097.8	$60.0	5.5
Segment income	$37.9	$25.3	$12.6	49.8
Retail new vehicle unit sales	14,284	14,695	(411)	(2.8)
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Revenue:
New vehicle	$1,682.7	$1,711.2	$(28.5)	(1.7)%
Used vehicle retail	949.6	836.5	113.1	13.5
Used vehicle wholesale	89.5	104.5	(15.0)	(14.4)
Finance and insurance	137.2	125.6	11.6	9.2
Service, body and parts	359.2	335.4	23.8	7.1
Fleet and other	47.6	50.4	(2.8)	NM
	$3,265.8	$3,163.6	$102.2	3.2%
Segment income	$94.1	$79.5	$14.6	18.4%
Retail new vehicle unit sales	39,569	42,048	(2,479)	(5.9)%
NM - not meaningful

Our Domestic segment revenue increased 5.5% and 3.2% in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018 due to increases in used vehicle retail, finance and insurance, and service, body and parts revenues.

Our Domestic segment income increased 49.8% and 18.4% in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018, primarily due to gross profit growth of 11.3% and 8.5%, respectively, partially offset by SG&A growth of 4.2% and 6.0%, respectively. Total SG&A as a percent of gross profit decreased from 76.0% to 71.2% for the three-month period and decreased from 75.0% to 73.3% for the nine months ended September 30, 2019, compared to the same periods of 2018. The decreases for the three and nine-month periods ended September 30, 2019 were primarily driven by decreases in personnel costs as a percentage of gross profit of 190 bps and 20 bps and decreases in advertising costs as a percentage of gross profit of 80 bps and 50 bps, compared to the same periods of 2018. Floor plan interest expense for domestic stores increased 2.1% and 10.2%, respectively, due to higher interest rates and increased volume for the three and nine-month periods ended September 30, 2019, compared to the same periods of 2018.

Import
A summary of financial information for our Import segment follows:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Revenue:
New vehicle	$824.8	$787.8	$37.0	4.7%
Used vehicle retail	380.9	334.6	46.3	13.8
Used vehicle wholesale	28.4	35.2	(6.8)	(19.3)
Finance and insurance	65.2	60.5	4.7	7.8
Service, body and parts	129.2	114.8	14.4	12.5
Fleet and other	9.2	3.5	5.7	NM
	$1,437.7	$1,336.4	$101.3	7.6
Segment income	$48.3	$37.4	$10.9	29.1
Retail new vehicle unit sales	26,994	27,295	(301)	(1.1)
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Revenue:
New vehicle	$2,198.1	$2,227.4	$(29.3)	(1.3)%
Used vehicle retail	1,085.7	977.9	107.8	11.0
Used vehicle wholesale	85.3	94.3	(9.0)	(9.5)
Finance and insurance	180.9	167.1	13.8	8.3
Service, body and parts	374.2	340.8	33.4	9.8
Fleet and other	38.1	22.0	16.1	NM
	$3,962.3	$3,829.5	$132.8	3.5%
Segment income	$117.8	$90.6	$27.2	30.0%
Retail new vehicle unit sales	74,180	78,311	(4,131)	(5.3)%
 NM - not meaningful

Our Import segment revenue increased 7.6% and 3.5% in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018 due to increases in used vehicle retail, finance and insurance, and service, body and parts revenues.

Import segment income increased 29.1% and 30.0% in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018 primarily due to gross profit growth of 11.9% and 8.8%, respectively, partially offset by SG&A expense growth of 8.1% and 4.7%, respectively. Total import SG&A as a percent of gross profit decreased from 76.4% to 73.8% and from 79.0% to 76.0% for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018. The decreases for the three and nine-month periods ended September 30, 2019 were primarily driven by decreases in advertising costs as a percentage of gross profit of 100 bps and 90 bps, respectively, compared to the same periods of 2018. Floor plan interest expense for import stores increased 5.6% and 8.7%, respectively, due to higher interest rates and increased volume for the three and nine-month periods ended September 30, 2019, compared to the same periods of 2018.

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended September 30,		Increase	% Increase
(Dollars in millions)	2019	2018
Revenue:
New vehicle	$387.0	$347.6	$39.4	11.3%
Used vehicle retail	206.7	182.5	24.2	13.3
Used vehicle wholesale	16.4	19.9	(3.5)	(17.6)
Finance and insurance	19.2	16.4	2.8	17.1
Service, body and parts	84.9	76.9	8.0	10.4
Fleet and other	15.2	9.6	5.6	NM
	$729.4	$652.9	$76.5	11.7
Segment income	$13.0	$11.7	$1.3	11.1
Retail new vehicle unit sales	7,342	6,860	482	7.0
NM - not meaningful

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in millions)	2019	2018
Revenue:
New vehicle	$1,110.2	$988.0	$122.2	12.4%
Used vehicle retail	596.0	510.3	85.7	16.8
Used vehicle wholesale	59.0	54.4	4.6	8.5
Finance and insurance	54.1	44.6	9.5	21.3
Service, body and parts	248.0	218.6	29.4	13.4
Fleet and other	81.7	31.0	50.7	NM
	$2,149.0	$1,846.9	$302.1	16.4%
Segment income	$36.5	$30.5	$6.0	19.7%
Retail new vehicle unit sales	20,566	19,248	1,318	6.8%
NM - not meaningful

Our Luxury segment revenue increased 11.7% and 16.4% in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018 due to increases in all major business lines. New retail units increased 7.0% and 6.8%, and used vehicle retail units increased 13.0% and 17.7% for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018.

Our Luxury segment income increased 11.1% and 19.7% for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018, primarily due to gross profit growth of 7.9% and 13.7%, respectively, offset by increases in SG&A expense of 6.9% and 11.7%, respectively. Luxury segment gross profit increases for the three and nine-month periods ended September 30, 2019, compared to the same periods of 2018, were driven by strong performance in service, body and parts and increases in finance and insurance per unit. Total Luxury SG&A as a percent of gross profit decreased from 81.0% to 80.2% and from 81.9% to 80.5% for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018. Improvements were seen in all SG&A categories as a percentage of gross profit. Floor plan interest expense increased 7.3% and 25.2% for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018, due to higher interest rates and increased volume.

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shops, offset by certain unallocated reserves and elimination adjustments related to vehicle sales.

	Three Months Ended September 30,		Increase (Decrease)	% Decrease
(Dollars in millions)	2019	2018
Revenue, net	$7.5	$4.9	$2.6	NM
Segment income	$50.6	$66.8	$(16.2)	(24.3)%
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)	% Decrease
(Dollars in millions)	2019	2018
Revenue, net	$26.7	$8.2	$18.5	NM
Segment income	$129.3	$149.5	$(20.2)	(13.5)%
NM - not meaningful

The increases in Corporate and other revenue in the three and nine-month periods ended September 30, 2019, compared to the same periods of 2018 were primarily related to increased finance and insurance incentives received that were not specifically related to any particular segment, and changes to certain reserves that were not specifically identified with our domestic, import or luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales, and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores.

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

Corporate and other segment income decreased $16.2 million and $20.2 million for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018, primarily due to increases to storm insurance reserve charges and increased personnel costs.

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

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Personnel	$236.2	$213.2	$23.0	10.8%
Advertising	28.4	28.6	(0.2)	(0.7)
Rent	10.4	10.5	(0.1)	(1.0)
Facility costs[1]	19.4	18.2	1.2	6.6
Gain on sale of assets	(9.4)	(15.8)	6.4	NM
Other	58.2	54.3	3.9	7.2
Total SG&A	$343.2	$309.0	$34.2	11.1%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2019	2018
Personnel	46.2%	45.7%	50	bp
Advertising	5.5	6.1	(60)
Rent	2.0	2.3	(30)
Facility costs	3.8	3.9	(10)
Gain on sale of assets	(1.8)	(3.4)	160
Other	11.5	11.7	(20)
Total SG&A	67.2%	66.3%	90	bp

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Personnel	$678.2	$618.9	$59.3	9.6%
Advertising	82.9	81.7	1.2	1.5
Rent	31.1	33.6	(2.5)	(7.4)
Facility costs[1]	57.4	54.1	3.3	6.1
Gain on sale of assets	(9.1)	(15.4)	6.3	NM
Other	181.0	167.0	14.0	8.4
Total SG&A	$1,021.5	$939.9	$81.6	8.7%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2019	2018
Personnel	46.6%	46.4%	20	bp
Advertising	5.7	6.1	(40)
Rent	2.1	2.5	(40)
Facility costs	3.9	4.0	(10)
Gain on sale of assets	(0.6)	(1.2)	60
Other	12.5	12.6	(10)
Total SG&A	70.2%	70.4%	(20	)bp

SG&A as a percentage of gross profit was 67.2% and 70.2% for the three and nine-month periods ended September 30, 2019, respectively, compared to 66.3% and 70.4%, respectively, for the same periods of 2018. SG&A expense increased 11.1% and 8.7% in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018. Overall, SG&A expense increased due to personnel costs, driven by growth in gross profits, and storm reserve charges, offset by gains on sale of assets in the three and nine-month periods ended September 30, 2019 compared to the same periods of 2018.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 68.8% and 69.7% for the three and nine-month periods ended September 30, 2019, respectively, compared to 68.9% and 70.7%, respectively, for the same periods of 2018. These decreases were primarily due to reduced rent expense and controlling overall costs while growing gross profit.

SG&A expense adjusted for non-core charges was as follows (in millions):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Personnel	$236.2	$213.2	$23.0	10.8%
Advertising	28.4	28.6	(0.2)	(0.7)
Rent	10.4	10.5	(0.1)	(1.0)
Facility costs[1]	19.4	18.2	1.2	6.6
Adjusted gain on sale of assets	—	(0.1)	0.1	NM
Adjusted other	56.9	54.3	2.6	4.8
Adjusted total SG&A	$351.3	$324.7	$26.6	8.2%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2019	2018
Personnel	46.2%	45.7%	50	bp
Advertising	5.5	6.1	(60)
Rent	2.0	2.3	(30)
Facility costs	3.8	3.9	(10)
Adjusted gain on sale of assets	—	—	—
Adjusted other	11.3	11.6	(30)
Adjusted total SG&A	68.8%	69.6%	(80	)bp

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Personnel	$678.2	$618.9	$59.3	9.6%
Advertising	82.9	81.7	1.2	1.5%
Rent	31.1	33.6	(2.5)	(7.4)%
Facility costs[1]	57.4	54.1	3.3	6.1%
Adjusted loss on sale of assets	—	0.3	(0.3)	NM
Adjusted other	169.6	162.2	7.4	4.6%
Adjusted total SG&A	$1,019.2	$950.8	$68.4	7.2%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2019	2018
Personnel	46.6%	46.4%	20	bp
Advertising	5.7	6.1	(40)
Rent	2.1	2.5	(40)
Facility costs	3.9	4.0	(10)
Adjusted loss on sale of assets	—	—	—
Adjusted other	11.7	12.2	(50)
Adjusted total SG&A	70.0%	71.2%	(120	)bp

Adjusted SG&A excludes $1.1 million in storm insurance reserve charges, $0.2 million in acquisition-related expenses, and a $9.4 million net gain on store disposals in the three-month period ended September 30, 2019.

Adjusted SG&A excludes $9.5 million in storm insurance reserve charges, $1.9 million in acquisition-related expenses, and a $9.1 million net gain on store disposals in the nine-month period ended September 30, 2019.

Adjusted SG&A excludes a $15.7 million net gain on store disposals in the three months ended September 30, 2018.

Adjusted SG&A excludes $1.5 million in storm insurance reserve charges, $3.3 million of acquisition related expenses, and a $15.7 million net gain on store disposals in the nine months ended September 30, 2018.

See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.

	Three Months Ended September 30,		Increase	% Increase
(Dollars in millions)	2019	2018
Depreciation and amortization	$20.9	$19.6	$1.3	6.6%

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in millions)	2019	2018
Depreciation and amortization	$60.9	$55.3	$5.6	10.1%

The increases of 6.6% and 10.1% in depreciation and amortization for the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018 were primarily due to capital expenditures and acquisitions that occurred in the second and third quarters of 2019. In 2019, we acquired approximately $30 million in depreciable buildings and improvements and invested $91.9 million in capital expenditures. These investments increased the amount of depreciation expense in the three and nine-month periods ended September 30, 2019. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating margin	4.4%	4.4%	4.0%	3.8%
Operating margin adjusted for non-core charges [1]	4.2%	3.9%	4.0%	3.7%
1 See “Non-GAAP Reconciliations” for more details.

Operating margin increased 10 and 20 basis points in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods in 2018. The increases in operating margin for the three and nine-month periods ended September 30, 2019, were primarily due to overall increases in gross margin while continuing to integrate recently acquired stores and improvements in our cost structure compared to the same periods in 2018.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2019	2018	% Change	2019	2018	% Change
Floor plan interest expense (new vehicles)	$17.9	$16.0	11.9%	$55.5	$45.1	23.1%

Floor plan interest expense increased $1.9 million and $10.4 million in the three and nine-month periods ended September 30, 2019, respectively, compared to the same periods of 2018. The 11.9% increase in floor plan interest expense for the three-month period ended September 30, 2019, compared to the same period in 2018 includes a 1.2% increase related to an increase in same store inventory levels; a 0.6% increase related to acquisition volume, net of divestitures; and a 10.1% increase related to increased LIBOR rates as compared to the same period of 2018. The 23.1% increase in floor plan interest expense for the nine-month period ended September 30, 2019, compared to the same period in 2018 includes a 1.2% increase related to the increase in same store inventory levels; a 1.7% increase due to acquisition volume, net of divestitures; and a 20.2% increase related to increased LIBOR rates as compared to the same period of 2018.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended September 30,			%
(Dollars in millions)	2019	2018	Change	Change
Floor plan interest expense (new vehicles)	$17.9	$16.0	$1.9	11.9%
Floor plan assistance (included as an offset to cost of sales)	(18.3)	(17.9)	(0.4)	2.2
Net new vehicle carrying costs	$(0.4)	$(1.9)	$1.5	NM
NM - not meaningful

	Nine Months Ended September 30,			%
(Dollars in millions)	2019	2018	Change	Change
Floor plan interest expense (new vehicles)	$55.5	$45.1	$10.4	23.1%
Floor plan assistance (included as an offset to cost of sales)	(50.7)	(49.6)	(1.1)	2.2
Net new vehicle carrying costs	$4.8	$(4.5)	$9.3	NM
NM - Not meaningful

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used vehicle inventory financing facility and our revolving line of credit.

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2019	2018
Mortgage interest	$6.9	$7.3	$(0.4)	(5.5)
Other interest	8.5	8.1	0.4	4.9
Capitalized interest	(0.6)	(0.4)	0.2	NM
Total other interest expense	$14.8	$15.0	$(0.2)	(1.3)%
NM - not meaningful

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in millions)	2019	2018
Mortgage interest	$20.8	$17.9	$2.9	16.2%
Other interest	26.1	23.6	2.5	10.6
Capitalized interest	(1.9)	(0.8)	1.1	NM
Total other interest expense	$45.0	$40.7	$4.3	10.6%
NM - not meaningful

Other interest expense for the three-month period ended September 30, 2019 decreased $0.2 million, as interest rates decreased compared to the same period of 2018. Other interest expense for the nine-month period ended September 30, 2019 increased $4.3 million, compared to the same period of 2018, primarily due to increased interest rates and higher mortgage interest due to additional mortgage financings.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Effective income tax rate	27.4%	14.6%	27.5%	20.7%

Our effective income tax rate for the three and nine-month periods ended September 30, 2019 were negatively affected by excess tax deficiencies on stock awards vesting in the current periods and increases in the current state effective tax rate, primarily due to enactment of combined reporting in New Jersey beginning January 1, 2019. We estimate our annual effective tax rate, excluding non-core charges, to be 27.6%.

Our effective income tax rate for the three and nine-month periods ended September 30, 2018, was positively affected by the enactment of tax legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), signed into law on December 22, 2017, which reduced the Federal corporate income tax rate to 21.0%. Our effective income tax rate in the third quarter of 2018 benefited from return to provision adjustments to our income tax receivable and deferred taxes as a result of finalizing calculations supporting our 2017 federal income tax return. These adjustments are the result of tax planning undertaken in 2018 and completed in the third quarter, resulting in changes to certain established tax accounting methods. Additionally, our effective income tax rate in the nine-month period ended September 30, 2018, was favorably affected by excess tax benefits related to stock-based compensation and the revaluation of certain acquired deferred tax liabilities, resulting in a lower effective rate than expected for the full year. Partially offsetting these benefits was the negative impact from an increasing presence in states with higher income tax rates, including the impact of New Jersey Assembly Bill 4202.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations.

	Three Months Ended September 30, 2019
(Dollars in millions, except per share amounts)	As reported	Acquisition expenses	Net disposal gain on sale of stores	Insurance reserves	Adjusted
Selling, general and administrative	$343.2	$(0.2)	$9.4	$(1.1)	$351.3
Operating income (loss)	146.8	0.2	(9.4)	1.1	138.7

Income (loss) before income taxes	$117.4	$0.2	$(9.4)	$1.1	$109.3
Income tax (provision) benefit	(32.2)	(0.1)	2.7	(0.3)	(29.9)
Net income (loss)	$85.2	$0.1	$(6.7)	$0.8	$79.4

Diluted net income (loss) per share	$3.64	$—	$(0.28)	$0.03	$3.39
Diluted share count	23.4

	Three Months Ended September 30, 2018
(Dollars in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Tax attributes	Adjusted
Selling, general and administrative	$309.0	$15.7	$—	$324.7
Operating income (loss)	137.6	(15.7)	—	121.9

Income (loss) before income taxes	$109.0	$(15.7)	$—	$93.3
Income tax (provision) benefit	(15.9)	4.1	(12.8)	(24.6)
Net income (loss)	$93.1	$(11.6)	$(12.8)	$68.7

Diluted net income (loss) per share	$3.84	$(0.48)	$(0.53)	$2.83
Diluted share count	24.3

	Nine Months Ended September 30, 2019
(Dollars in millions, except per share amounts)	As reported	Acquisition expenses	Net disposal gain on sale of stores	Insurance reserves	Asset impairments	Adjusted
Asset impairment	$0.5	$—	$—	$—	$(0.5)	$—
Selling, general and administrative	1,021.5	(1.9)	9.1	(9.5)	—	1,019.2
Operating income (loss)	372.3	1.9	(9.1)	9.5	0.5	375.1

Income (loss) before income taxes	$280.7	$1.9	$(9.1)	$9.5	$0.5	$283.5
Income tax (provision) benefit	(77.2)	(0.5)	2.6	(2.6)	(0.1)	(77.8)
Net income (loss)	$203.5	$1.4	$(6.5)	$6.9	$0.4	$205.7

Diluted net income (loss) per share	$8.72	$0.06	$(0.28)	$0.29	$0.02	$8.81
Diluted share count	23.3

	Nine Months Ended September 30, 2018
(Dollars in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Acquisition expenses	Insurance reserves	Tax attributes	Adjusted
Selling, general and administrative	$939.9	$15.7	$(3.3)	$(1.5)	$—	$950.8
Operating income (loss)	339.9	(15.7)	3.3	1.5	—	329.0

Income (loss) before income taxes	$259.5	$(15.7)	$3.3	$1.5	$—	$248.6
Income tax (provision) benefit	(53.7)	4.1	(0.9)	(0.4)	(14.2)	(65.1)
Net income (loss)	$205.8	$(11.6)	$2.4	$1.1	$(14.2)	$183.5

Diluted net income (loss) per share	$8.31	$(0.47)	$0.10	$0.04	$(0.57)	$7.41
Diluted share count	24.8

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

Available Sources
Cash flows generated by operating activities and borrowings under our credit facility and other types of debt are our most significant sources of liquidity. As of September 30, 2019, we had $27.1 million in cash and $249.5 million in availability under our credit facility. In addition, we also have the ability to raise funds through mortgaging real estate. As of September 30, 2019, over 40% of our operating real estate is currently unfinanced. Assuming we can obtain financing on 75% of these operating properties, our real estate, cash and availability under our credit facility, provide us with total potential liquidity of over $500 million; however, no assurances can be provided that the appraised value of these operating properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2019	2018	in Cash Flow
Net cash provided by operating activities	$453.5	$379.2	$74.3
Net cash used in investing activities	(199.7)	(514.6)	314.9
Net cash (used in) provided by financing activities	(258.3)	109.5	(367.8)

Operating Activities
Cash provided by operating activities for the nine-month period ended September 30, 2019, increased $74.3 million compared to the same period of 2018, primarily related to an increase in floor plan notes payable related to our floor plan credit facility with Chrysler Capital, offset by an increase in cash payments related to accrued liabilities, compared to the same period of 2018.

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

Adjusted net cash provided by operating activities is presented below (in millions):

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2019	2018	in Cash Flow
Net cash provided by operating activities – as reported	$453.5	$379.2	$74.3
Add: Net (repayments) borrowings on floor plan notes payable, non-trade	(114.0)	61.7	(175.7)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(46.0)	(120.9)	74.9
Net cash provided by operating activities – adjusted	$293.5	$320.0	$(26.5)

Inventories are the most significant component of our cash flow from operations. As of September 30, 2019, our new vehicle days’ supply was 77, or six days higher than our days’ supply as of December 31, 2018. Our days’ supply of used vehicles was 67 days as of September 30, 2019, or one day higher than our days’ supply as of December 31, 2018. We calculate days’ supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $199.7 million and $514.6 million, respectively, for the nine-month periods ended September 30, 2019 and 2018.

Below are highlights of significant activity related to our cash flows from investing activities:

	Nine Months Ended September 30,		Increase
(Dollars in millions)	2019	2018	in Cash Flow
Capital expenditures	$(91.9)	$(113.4)	$21.5
Cash paid for acquisitions, net of cash acquired	(142.8)	(374.0)	231.2
Cash paid for other investments	(6.7)	(62.1)	55.4
Proceeds from sales of stores	40.9	32.9	8.0

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Nine Months Ended September 30,
(Dollars in millions)	2019	2018
Post-acquisition capital improvements	$27.6	$43.1
Facilities for open points	—	8.5
Purchase of facilities for existing operations	2.5	18.3
Existing facility improvements	39.4	16.9
Maintenance	22.4	26.6
Total capital expenditures	$91.9	$113.4

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

We expect to use a portion of our future capital expenditures to upgrade facilities that we recently acquired. This additional capital investment is contemplated in our initial evaluation of the investment return metrics applied to each acquisition and is usually associated with manufacturer standards and requirements. The decrease in capital expenditures for the nine-month period ended September 30, 2019, compared to the same period of 2018 related primarily to lower post-acquisition capital improvements due to fewer acquisition related activities.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Nine Months Ended September 30,
	2019	2018
Number of stores acquired	4	17
Number of stores opened	—	1
Number of franchises added	2	—

(Dollars in millions)
Cash paid for acquisitions, net of cash acquired	$142.8	$374.0
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(46.0)	(120.9)
Cash paid for acquisitions, net of cash acquired – adjusted	$96.8	$253.1

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash (used in) provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2019	2018	in Cash Flow
Cash (used in) provided by financing activities, as reported	$(258.3)	$109.5	$(367.8)
Adjust: Borrowings (repayments) on floor plan notes payable: non-trade	114.0	(61.7)	175.7
Cash (used in) provided by financing activities – adjusted	$(144.3)	$47.8	$(192.1)

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2019	2018	in Cash Flow
Net (repayments) borrowings on lines of credit	$(62.6)	$104.3	$(166.9)
Principal payments on long-term debt and capital leases, unscheduled	(11.0)	(5.3)	(5.7)
Proceeds from issuance of long-term debt	—	62.1	(62.1)
Repurchases of common stock	(3.1)	(81.6)	78.5
Dividends paid	(20.7)	(21.0)	0.3
Other financing activity	(36.5)	—	(36.5)

Equity Transactions
In May 2019, we entered into a structured repurchase agreement involving the use of capped call options for the purchase of our Class A common stock. We paid a fixed sum upon execution of the agreement in exchange for the right to receive either a pre-determined amount of cash or stock. Upon expiration of the agreement, if the closing market price of our common stock is above the pre-determined price, we will have our initial investment returned with a premium in either cash or shares (at our election). If the closing market price of our common stock is at or below the pre-determined price, we will receive the number of shares specified in the agreement. We paid net premiums of $36.5 million in the second quarter of 2019 to enter into this agreement, which was recorded as a reduction of additional paid-in-capital and retained earnings. As of September 30, 2019, the options were outstanding.

In the first nine months of 2019, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2019	$0.29	$6.7
May 2019	$0.30	$7.0
August 2019	$0.30	$7.0

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of September 30, 2019
(Dollars in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,594.5	$—	[1]
Floor plan notes payable	407.5	—
Used vehicle inventory financing facility	332.0	—	[2]
Revolving lines of credit	69.0	249.5	[2,3]
Real estate mortgages	585.1	—
5.25% Senior Subordinated Notes due 2025	300.0	—
Other debt	33.5	—
Total debt outstanding	3,321.6	249.5
Less: unamortized debt issuance costs	(5.5)	—
Total debt	$3,316.1	$249.5

1 As of September 30, 2019, we had a $2.0 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of August 31, 2019. This amount is reduced by $16.1 million for outstanding letters of credit.

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

The interest rate on the credit facility, as amended, varies based on the type of debt, with the rate of one-month LIBOR plus 1.25% for new vehicle floor plan financing, one-month LIBOR plus 1.50% for used vehicle floor plan financing and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.25% to 2.25% depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 3.28% at September 30, 2019. The annual interest rate associated with our used vehicle inventory financing facility and our revolving line of credit was 3.53% at September 30, 2019.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of September 30, 2019
Current ratio	Not less than 1.10 to 1	1.28 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.36 to 1
Leverage ratio	Not more than 5.00 to 1	2.51 to 1

As of September 30, 2019, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Other Lines of Credit
During 2019 we entered into a revolving line of credit agreement with Chrysler Capital, a program of Chrysler Group LLC and Santander Consumer USA. The revolving line of credit includes a commitment of up to $20.0 million, secured by certain assets from select Chrysler locations. The interest rate on this revolving line is equal to the one-month LIBOR rate plus 1.50%. Along with this new line with Chrysler Capital, we have a revolving line of credit with Ford Motor Credit Company, bringing our other lines of credit to a total financing commitment of $80.0 million. These other lines of credit mature in 2021 and have interest rates up to 7.58%. As of September 30, 2019, no amounts were outstanding on these other lines of credit.

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. During 2019 we entered into a floor plan agreement with Chrysler Capital. This facility provides floor plan financing for new vehicle inventory at select Chrysler locations. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of September 30, 2019, $407.5 million was outstanding on these agreements at interest rates ranging up to 7.00%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 5.3% at September 30, 2019. The mortgages are payable in various installments through August 1, 2038. As of September 30, 2019, we had fixed interest rates on 72% of our outstanding mortgage debt.

Our other debt, which totaled $33.5 million at September 30, 2019, includes finance leases and sellers’ notes. See Note 10 of the Condensed Notes to the Consolidated Financial Statements for additional information on finance leases.

5.25% Senior Notes Due 2025
On July 24, 2017, we issued $300 million in aggregate principal amount of 5.25% Senior Notes due 2025 (“Notes”) to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Notes from July 24, 2017 and is payable semiannually on February 1 and August 1. We may redeem the Notes in whole or in part at any time prior to August 1, 2020 at a price equal to 100% of the principal amount plus a make-whole premium set forth in the Indenture and accrued and unpaid interest. After August 1, 2020, we may redeem some or all of the Notes subject to the redemption prices set forth in the Indenture. If we experience specific kinds of changes of control, as described in the Indenture, we must offer to repurchase the Notes at 101% of their principal amount plus accrued and unpaid interest to the date of purchase.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the third quarter of 2019:

	Total number of shares purchased [2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans [1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands) [1]
July	—	$—	—	$233,603
August	127	131.88	—	233,603
September	—	—	—	233,603
	127	$131.88	—	$233,603

1 On October 22, 2018, our Board of Directors approved a $250 million repurchase authorization. This authorization does not have an expiration date.
2 The shares repurchased in the third quarter of 2019 were related to tax withholdings on vesting RSUs.

Item 6. Exhibits

The following exhibits are filed herewith and this list is intended to constitute the exhibit index.

3.1	Restated Articles of Incorporation of Lithia Motors, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed July 26, 2019).
3.2	Second Amended and Restated Bylaws of Lithia Motors, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed April 25, 2019).
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

Date: October 25, 2019	LITHIA MOTORS, INC.

By: /s/ Tina Miller
Tina Miller
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)