Form 10-K
period 2019-12-31
LITHIA MOTORS INC
filed 2020-02-21
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14733

LITHIA MOTORS INC
(Exact name of registrant as specified in its charter)

Oregon	001-14733		93-0572810
(State or other jurisdiction of incorporation or organization)	(Commission File Number)		(I.R.S. Employer Identification No.)

150 N. Bartlett Street	Medford	Oregon	97501
(Address of principal executive offices)			(Zip Code)
(541) 776-6401
(Registrant’s telephone number including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock without par value	LAD	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2,659,094,000 computed by reference to the last sales price ($118.78) as reported by the New York Stock Exchange for the Registrant’s Class A common stock, as of the last business day of the Registrant’s most recently completed second fiscal quarter (June 30, 2019).

As of February 21, 2020, there were 22,724,919 shares of the registrant’s Class A common stock outstanding and 600,000 shares of the registrant’s Class B common stock outstanding.

Documents Incorporated by Reference
The Registrant has incorporated into Part III of Form 10-K, by reference, portions of its Proxy Statement for its 2020 Annual Meeting of Shareholders.

LITHIA MOTORS, INC.
2019 FORM 10-K ANNUAL REPORT

PART I

Item 1. Business

Forward-Looking Statements
Certain statements in this Annual Report, including in the sections entitled “Risk Factors,” Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business” constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project”, “outlook,” “target”, “may,” “will,” “would,” “should,” “seek,” “expect,” “plan,” “intend,” “forecast,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “likely,” “goal,” “strategy,” “future,” “maintain,” and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-K include, among others, statements we make regarding:

•	Future market conditions and industry trends, including anticipated national new car sales levels;

•	Expected operating results, such as improved store performance; continued improvement of selling, general and administrative expenses (“SG&A”) as a percentage of gross profit and all projections;

•	Anticipated integration, success and growth of acquired stores;

•	Anticipated ability to capture additional market share;

•	Anticipated ability to find accretive acquisitions;

•	Expected revenues from acquired stores;

•	Anticipated synergies, ability to monetize our investment in Shift and digital innovation;

•	Anticipated additions of dealership locations to our portfolio in the future;

•	Anticipated availability of liquidity from our cash, availability on our credit facility and unfinanced operating real estate;

•	Anticipated use of proceeds from our financings;

•	Anticipated levels of capital expenditures in the future; and

•	Our strategies for customer retention, growth, market position, financial results and risk management.

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

Any forward-looking statement made by us in this Annual Report is based only on information currently available to us and speaks only as of the date on which it is made. Except as required by law, we undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Overview
Lithia Motors, Inc. is one of the largest providers of personal transportation solutions in the United States, and was ranked #265 on the Fortune 500 in 2019. As of December 31, 2019, we operated 188 stores representing 30 brands in 20 states. We are a growth company powered by people and innovation. By purchasing and building strong businesses that have yet to realize their potential, we generate significant cash flows while maintaining low leverage. We achieve operational excellence by refocusing the business on the consumer experience and by utilizing proprietary performance measurements to increase market share and profitability. Lithia’s unique growth model invests to expand its nationwide network and to fund innovations that create personal transportation solutions wherever, whenever and however consumers desire.

We offer a wide range of products and services including new and used vehicles, finance and insurance products and automotive repair and maintenance. We strive for diversification in our products, services, brands and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences, manage market risk and maintain profitability.

Founded in 1946 and incorporated in Oregon in 1968, we completed our initial public offering in 1996.

The following table sets forth information about stores that were part of our operations as of December 31, 2019:

State	Number of Stores	Percent of 2019 Revenue
California	41	24.8%
New Jersey	16	16.5
Oregon	27	13.0
Texas	15	9.4
New York	17	7.5
Pennsylvania	12	5.0
Montana	10	4.4
Washington	6	3.7
Alaska	9	3.6
Idaho	5	2.5
Nevada	4	2.4
Iowa	7	1.9
Hawaii	5	1.9
North Dakota	3	0.9
Wyoming	1	0.6
Vermont	3	0.5
Massachusetts	0	0.4
Florida	3	0.4
New Mexico	1	0.3
West Virginia	3	0.3
Total	188	100.0%

Business Strategy
Our culture and core values guide us in serving our customers, developing our people, reaching our potential and growing our Company.

Our stores create a welcoming and highly-responsive environment to proactively engage customers wherever, whenever and however they desire. We strive to create simple, customer-centered experiences that provide affordability, transparency and convenience throughout the ownership life cycle.

We build long-term value for our customers, employees and shareholders through the following strategies:

Driving operational excellence, innovation and diversification
We remain focused on improving performance through increasing market share and profitability at each of our locations. By promoting an entrepreneurial model, we build strong businesses responsive to each of our local markets. Utilizing performance-based action plans, we strive to increase market share, drive operational performance, develop high-performing teams and foster manufacturer relationships.

In response to evolving consumer preferences, we pragmatically invest in modernization that supports and expands our core business. These digital strategies combine our experienced, knowledgeable workforce with our owned inventory and physical network of stores, enabling us to be agile and adapt to consumer preferences and market specific conditions. During 2019, in the Pittsburgh market, we activated a convenient sell-from-home customer experience powered by our proprietary technology. This is part of our multi-faceted expansion of digital conveniences and expands upon buy-from-home technology launched earlier this year.

Our performance-based culture is geared toward an incentive-based compensation structure for a majority of our personnel. We develop pay plans that are measured based upon various factors such as customer satisfaction, profitability and individual performance metrics. These plans serve to reward team members for creating customer loyalty, achieving store potential, developing high-performing talent, meeting and exceeding manufacturer requirements and living our core values. This approach also allows us to mitigate fluctuations in vehicle sales and general economic conditions.

We have centralized many administrative functions to drive efficiencies and streamline store-level operations. The reduction of administrative functions at our stores allows our local managers to focus on customer-facing opportunities to increase revenues and gross profit. Our operations are supported by regional and corporate management, as well as dedicated training and personnel development programs which allow us to share best practices across our network and develop management talent.

Growth through acquisition and network optimization
We target increasing our physical network of stores through acquisitions to strategically grow our presence and create density in our network, providing convenience for our customers. Our value-based acquisition strategy targets underperforming stores with strong franchises in desirable markets. As we integrate these stores into our existing network, we focus on increasing profitability through gaining market share, elevating the customer experience and controlling costs. With our performance management strategy, standardized information systems and centrally- and regionally-performed administrative functions, we seek to gain economies of scale from our network.

We target acquiring domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment. During 2019, we acquired nine stores, de-dualed three stores, and divested five stores. We invested $286.6 million, net of floor plan debt, to acquire these stores and we expect these acquisitions to add over $825 million in annual revenues. Additionally, these acquisitions allow us to maintain a diverse franchise mix and further leverage our cost structure. We focus on successfully integrating acquired stores to achieve targeted returns. Platform acquisitions may include one or more locations which do not meet our criteria. We regularly optimize and balance our network through strategic divestitures to ensure continued high performance. We believe our disciplined approach and the current economic environment provide us with attractive acquisition opportunities and expanded coast to coast coverage.

Thoughtful capital allocation
We constantly evaluate how to allocate capital, including returning cash to our investors and investing in our stores. During 2019, we paid $27.6 million in dividends. We also invested in our facilities, utilizing $124.9 million for capital expenditures. We continue to manage our liquidity and available cash to prepare for continued growth through acquisitions, investments in innovation and adjacency opportunities and support for our existing business. As of December 31, 2019, we had $658.5 million in available funds in cash and availability on our credit facilities.

Marketing
One of our core values is to earn customers for life as we appeal to our consumers’ needs for affordability, transparency and convenience. Working with our teams, we tailor each store’s marketing strategy to the individual brand and market. We utilize data analysis and multi-channel communications to attract and retain customers throughout the vehicle ownership life cycle.

We have the nation’s third-largest vehicle inventory for sale online. We employ search engine optimization, search engine marketing, online display, re-targeting, social advertising and traditional media to reach more auto shoppers. Our stores’ websites provide customers with simple, transparent ways to interact with us, including: search new and used inventories, view current pricing, discounts and specials, calculate payments for purchase or lease, apply for financing, buy online, schedule service appointments and provide us feedback about their experience. During 2019, our unique visitors increased 24%. Total advertising expense, net of manufacturer credits, was $111.9 million in 2019, $108.7 million in 2018 and $93.3 million in 2017. In 2019, we spent 82% on digital, social, listings and owner communications while 18% was spent in traditional media. In all of our communications, we seek to convey the promise of a positive customer experience, competitive pricing and wide selection. We expect the portion of spending in digital channels to continue to increase as traditional media evolves to online consumption models.

Our manufacturer partners influence a significant portion of our advertising expense. Certain advertising and marketing expenditures are offset by manufacturer cooperative programs, which require us to submit requests for reimbursement to manufacturers for qualifying advertising expenditures. These advertising credits are not tied to specific vehicles and are earned as qualifying expenses are incurred. These reimbursements are recognized as a reduction of advertising expense. Manufacturer cooperative advertising credits were $27.9 million in 2019, $25.5 million in 2018 and $22.8 million in 2017.

Franchise Agreements
Each of our stores operates under a separate agreement (a “Franchise Agreement”) with the manufacturer of the new vehicle brand it sells.

Typical automobile Franchise Agreements specify the locations within a designated market area at which the store may sell vehicles and related products and perform approved services. The designation of the market areas and the allocation of new vehicles among stores are at the discretion of the manufacturer. Franchise Agreements do not, however, guarantee exclusivity within a specified territory.

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

Franchise Agreements generally provide for prior written notice before a franchise may be terminated under most circumstances. We also sign master framework agreements with most manufacturers that impose additional requirements. See Item 1A. Risk Factors.

Competition
The retail automotive business is highly competitive. Currently, there are approximately 18,000 stores in the United States, many of which are independent stores managed by individuals, families or small retail groups. We compete primarily with other automotive retailers, both publicly- and privately-held and other online automotive retailers such as CarMax, Carvana, Shift and Vroom.

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

Our financing activities with customers are subject to numerous federal, state and local laws and regulations. In recent years, there has been an increase in activity related to oversight of consumer lending by the Consumer Financial Protection Bureau (“CFPB”), which has broad regulatory powers. The CFPB does not have direct authority over automotive dealers; however, its regulation of larger automotive finance companies and other financial institutions could affect our financing activities. Claims arising out of actual or alleged violations of law may be asserted against us or our stores by individuals, a class of individuals, or governmental entities. These claims may expose us to significant damages or other penalties, including revocation or suspension of our licenses to conduct store operations and fines.

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

We incur certain costs to comply with environmental, health and safety laws and regulations in the ordinary course of our business. We do not anticipate, however, that the costs of compliance will have a material adverse effect on our business, results of operations, cash flows or financial condition, although such outcome is possible given the nature of our operations and the extensive environmental, public health and safety regulatory framework. We may become aware of minor contamination at certain of our facilities, and we conduct investigations and remediation at properties as needed. In certain cases, the current or prior property owner may conduct the investigation and/or remediation or we have been indemnified by either the current or prior property owner for such contamination. We do not currently expect to incur significant costs for remediation. However, no assurances can be given that material environmental commitments or contingencies will not arise in the future, or that they do not already exist but are unknown to us.

Employees
Our mission statement is “Growth Powered by People.” We cultivate an entrepreneurial, high-performance culture and strive to develop leaders from within. We continue to develop tools, training and growth opportunities that accelerate the depth of our talent. One example of this is our AMP program (Accelerate My Potential), which began in 2016. This program is designed to deepen the knowledge of future leaders in all aspects of our business and develop leadership skills to better position participants for a future as a general manager in one of our stores. During 2019, we realized a 40% year-over-year increase in the number of internal management hires compared to 2018.

As of December 31, 2019, we employed approximately 14,320 persons on a full-time equivalent basis in our nationwide network of 188 retail locations.

Seasonality and Quarterly Fluctuations
In a stable environment, the automotive industry has generally experienced higher volumes of vehicle unit sales in the second and third quarters of each year due to consumer buying trends and the introduction of new vehicle models and, accordingly, we expect our revenues and operating results to generally be higher during these periods. In addition, we generally experience higher volume of luxury vehicles, which have higher average selling prices and gross profit per vehicle, during the fourth quarter. The timing of our acquisition activity, which varies, and ability to integrate stores into our existing cost structure has moderated this seasonality. However, if conditions occur that weaken automotive sales, such as severe weather in the geographic areas in which our dealerships operate, war, high fuel costs, depressed economic conditions including unemployment or weakened consumer confidence or similar adverse conditions, or if our ability to acquire stores changes, our revenues for the year may be disproportionately adversely affected.

Available Information and NYSE Compliance
We make available free of charge, on our website at www.lithiainvestorrelations.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after they are filed electronically with the SEC. The information found on our website is not part of this Annual Report on Form 10-K. You may also obtain copies of these reports by contacting Investor Relations at 877-331-3084.

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

In addition, our performance is subject to local economic, competitive and other conditions prevailing in our various geographic areas. Our dealerships are currently located in limited markets in 19 states, with sales in the top three states accounting for 54% of our revenue in 2019. Our results of operations, therefore, depend substantially on general economic conditions, consumer spending levels and other factors in those markets and could be materially adversely affected to the extent these markets experience sustained economic downturns regardless of improvements in the U.S. economy overall.

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

Approximately 17.1 million, 17.3 million, and 17.2 million new vehicles were sold in the United States in 2019, 2018, and 2017, respectively. Certain industry analysts have predicted that new vehicle sales will remain at 17 million for 2020. If new vehicle production exceeds the rate at which new vehicles are sold, our gross profit per vehicle could be adversely affected by this excess and any resulting changes in manufacturer incentive and marketing programs. See the risk factor “If manufacturers or distributors discontinue or change sales incentives, warranties and other promotional programs, our business, results of operations, financial condition and cash flows may be materially adversely affected” below. Economic conditions and the other factors described above may also materially adversely impact our sales of used vehicles, parts and repair and maintenance services, and automotive finance and insurance products.

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

The automotive industry is predicted to experience rapid change in the years to come, including increases in ride-sharing services, advances in electric vehicle production and driverless technology. Ride-sharing services such as Uber and Lyft provide consumers with mobility options outside of the traditional car ownership and lease alternatives. The overall impact of these options on the automotive industry is uncertain, and may include lower levels of new vehicle sales. Manufacturers continue to invest in increasing production and quality of BEVs (battery-electric vehicles), which generally require less maintenance than traditional cars and trucks. The effects of BEVs on the automotive industry are uncertain and may include reduced parts and service revenues, as well as changes in the level of sales of certain Finance and Insurance (“F&I”) products such as extended warranty and lifetime lube, oil and filter contracts. Technological advances are also facilitating the development of driverless vehicles. The eventual timing of availability of driverless vehicles is uncertain due to regulatory requirements, technological hurdles, and uncertain consumer acceptance of these technologies. The effect of driverless vehicles on the automotive industry is uncertain and could include changes in the level of new and used vehicle sales, the price of new vehicles, and the role of franchised dealers, any of which could materially and adversely affect our business.

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

We depend on our manufacturers to provide a supply of vehicles which supports expected sales levels. Any event that adversely affects a manufacturer’s ability to timely deliver new vehicles may adversely affect us by reducing our supply of popular new vehicles, leading to lower sales in our stores during those periods than would otherwise occur. We depend on our manufacturers to deliver high-quality, defect-free vehicles. If a manufacturer experiences quality issues, our sales and financial performance may be adversely impacted. In addition, the discontinuance of a particular brand that is profitable to us could negatively impact our revenues and profitability.

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

We are subject to a concentration of risk in the event of financial distress, including potential reorganization or bankruptcy, of a major vehicle manufacturer. We purchase substantially all of our new vehicles from various manufacturers or distributors at the prevailing prices available to all franchised dealers. Our sales volume could be materially adversely impacted by a manufacturer’s or distributor’s inability to supply our stores with an adequate supply of vehicles.

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

Our financial condition could be materially adversely impacted by a discontinuation or change in our manufacturers’ or distributors’ incentive programs. In addition, certain manufacturers use criteria such as a dealership’s manufacturer-determined customer satisfaction index (“CSI” score), facility image compliance, employee training, digital marketing and parts purchase programs as factors governing participation in incentive programs. To the extent we do not meet minimum score requirements, we may be precluded from receiving certain incentives, which could materially adversely affect our business, results of operations, financial condition and cash flows.

Franchised automotive retailers perform factory authorized service work and sell original replacement parts on vehicles covered by warranties issued by the automotive manufacturer. For the year ended December 31, 2019, approximately 25% of our service, body and parts revenue was for work covered by manufacturer warranties or manufacturer-sponsored maintenance services. To the extent a manufacturer reduces the labor rates or markup of replacement parts for such warranty work, our service, body and parts sales volume could be adversely affected.

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

Goodwill and indefinite-lived intangible assets are subject to impairment assessments at least annually (or more frequently when events or changes in circumstances indicate that an impairment may have occurred) by applying a fair-value based test. Our principal intangible assets are goodwill and our rights under our Franchise Agreements with vehicle manufacturers. A decrease in our market capitalization or profitability increases the risk of goodwill impairment. Negative or declining cash flows or a decline in actual or planned revenues for our stores increases the risk of franchise rights impairment. An impairment loss could have a material adverse effect on our business, results of operations, and financial condition. As of December 31, 2019, our balance sheet reflected carrying amounts of $454.6 million in goodwill, and $306.7 million in franchise value.

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

In addition, our loan agreements and our senior note indentures contain covenants that limit our discretion with respect to business matters, including incurring additional debt, granting additional security interests in our assets, acquisition activity, disposing of assets and other business matters. Other covenants are financial in nature, including current ratio, fixed charge coverage and leverage ratio calculations. A breach of any of these covenants could result in a default under the applicable agreement. In addition, a default under one agreement could result in a default and acceleration of our repayment obligations under the other agreements under the cross-default provisions in such other agreements.

We have granted a security interest in a substantial portion of our assets to certain of our lenders and other secured parties, including those under our $2.8 billion syndicated credit facility. If we default on our obligations under those agreements, the secured parties may be able to foreclose upon their security interests and otherwise be entitled to obtain or control those assets.

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

Additionally, at various times in the future, we will need to refinance portions of our debt. At the time we must refinance, the market for new debt, or our financial condition or asset valuations, might not be favorable. It is possible that financing to replace or renew our debt may be unfavorable, which would adversely affect our financial condition and results of operations. In certain cases, we may turn to equity or other alternative financing.

Our floor plan notes payable, credit facilities and a portion of our real estate debt are subject to variable interest rates. As of December 31, 2019, 67% of our total debt was variable rate. In the event interest rates increase, our borrowing costs may increase substantially. Additionally, fixed rate debt that matures may be renewed at interest rates significantly higher than current levels. As a result, this could have a material adverse impact on our business, results of operations, financial condition and cash flows. We may use interest rate derivatives to hedge a portion of our variable rate debt, when appropriate, based upon market conditions. See Note 12, Derivative Financial Instruments, related to current hedge activity.

We may not be able to satisfy our debt obligations upon the occurrence of a change in control under our debt instruments.

Upon the occurrence of a change in control as defined in our credit agreement, the agent under the credit agreement will have the right to declare all outstanding obligations immediately due and payable and to terminate the availability of future advances to us. Upon the occurrence of a change in control, as defined in the indentures governing our senior notes, the holders of our senior notes will have the right to require us to purchase all or any part of such holders’ notes at a price equal to 101% of the principal amount thereof, plus accrued and unpaid interest, if any. There can be no assurance that we would have sufficient resources available to satisfy all of our obligations under the credit agreement in the event of a change in control or fundamental change. In the event we were unable to satisfy these obligations, it could have a material adverse impact on our business and our common stock holders. A “change in control” as defined in our credit agreement includes, among other events, the acquisition by any person, or two or more persons acting in concert, in either case other than Lithia Holdings Company, L.L.C., Sid DeBoer or Bryan DeBoer, of beneficial ownership (within the meaning of Rule 13d-3 of the SEC under the Securities Exchange Act of 1934) of 20% or more of the outstanding shares of our voting stock on a fully diluted basis.

We have significant relationships with various third-party warranty insurers and administrators. These third-parties are the obligor of service warranty policies sold to our customers. Additionally, we have agreements in place that allow for future income based on the claims experience on policies sold to our customers.

We sell service warranty policies to our customers issued by various third-party obligors. We receive additional fee income if actual claims are less than the amounts reserved for anticipated claims and the costs of administration and administrator profit.

A decline in the financial health of any third-party insurer could jeopardize the claims reserves held by the administrator, and prevent us from collecting the experience payments anticipated to be earned in future years. While the amount we receive varies annually, the loss of this income could negatively impact our business, results of operations, financial condition and cash flows. Further, the inability of an insurer to honor service warranty claims would likely result in reputational risk to us and might result in claims to cover any default by the insurer.

Technology and Cybersecurity Risks

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

We have certain collaborative relationships and may develop additional relationships with Shift. We also continue to develop our own internal technology solutions to further expand the reach of our nationwide network of service and delivery points with options for our customers to interact with us wherever, whenever and however they choose. We may face increased competition for market share with these other delivery models and digital retailers over time which could materially and adversely affect our results of operations. There can be no assurance that these initiatives will be successful or that the amount we invest in these initiatives will result in improved financial performance.

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

Aspects of our operations are subject to privacy, data use and data security regulations, which impact the way we use and handle data. In addition, regulators are proposing and adopting new laws or regulations that could require us to adopt certain cybersecurity and data handling practices. The changing privacy laws (e.g. California Consumer Privacy Act) create new individual privacy rights and impose increased obligations on companies handling personal data.

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

Regulatory Risks

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

In addition, these laws restrict the ability of automobile manufacturers to directly enter the retail market in the future. Manufacturer lobbying efforts and lawsuits may lead to the repeal or revision of these laws. For example, Tesla recently received a favorable ruling in the state of Michigan allowing direct to consumer sales and service. If manufacturers obtain the ability to directly retail vehicles and do so in our markets, such competition could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

A significant portion of the vehicles we sell are manufactured outside the U.S., and all of the vehicles we sell include parts manufactured outside the U.S. As a result, our operations are subject to customary risks of importing merchandise, including currency fluctuation, import duties, exchange rates, trade restrictions, work stoppages, transportation costs, natural or man-made disasters, and general political and socioeconomic conditions in other countries. The U.S. or the countries from which our products are imported, may, from time to time, impose new quotas, duties, tariffs or other restrictions, or adjust presently prevailing quotas, duties or tariffs, which may affect our operations and our ability to purchase imported vehicles and/or parts at reasonable prices. Changes in U.S. trade policies, including the U.S.-Mexico-Canada Agreement or policies intended to penalize foreign manufacturing or imports, and policies of foreign countries in reaction to those changes, could increase the prices we pay for some of the new vehicles and parts we sell. Any changes that increase the costs of vehicles and parts generally, to the extent passed on to customers, could negatively affect customer demand and our revenues and profitability. If not passed on to our customers, any cost increases will adversely affect our profitability. Any cost increase that disproportionately applies to manufacturers that sell to us could adversely affect our business compared to other automobile retailers.

Our operations are subject to extensive governmental laws and regulations. If we are found to be in violation of or subject to liabilities under any of these laws, or if new laws or regulations are enacted that adversely affect our operations, our business, operating results, and prospects could suffer.

We are subject to federal, state and local laws and regulations in the states in which we operate, such as those relating to franchising, motor vehicle sales, retail installment sales, leasing, finance and insurance, marketing, licensing, consumer protection, consumer privacy, escheatment, anti-money laundering, environmental, vehicle emissions and fuel economy, and health and safety. In addition, with respect to employment practices, we are subject to various laws and regulations, including complex federal, state and local wage and hour and anti-discrimination laws. New laws and regulations are enacted on an ongoing basis. With the number of stores we operate, the number of personnel we employ and the large volume of transactions we handle, it is possible that technical mistakes will be made. These regulations affect our profitability and require ongoing training. Current practices in stores may become prohibited. We are responsible for ensuring that continued compliance with laws is maintained. If there are unauthorized activities, the state and federal authorities have the power to impose civil penalties and sanctions, suspend or withdraw dealer licenses or take other actions. These actions could materially impair our activities or our ability to acquire new stores in those states where violations occurred. Further, private causes of action on behalf of individuals or a class of individuals could result in significant damages or injunctive relief.

We may be involved in legal proceedings arising from the conduct of our business, including litigation with customers, employee-related lawsuits, class actions, purported class actions and actions brought by or on behalf of governmental authorities. Claims arising out of actual or alleged violations of law may be asserted against us or any of our dealers by individuals, either individually or through class actions, or by governmental entities in civil or criminal investigations and proceedings. Such actions may expose us to substantial monetary damages and legal defense costs, injunctive relief, criminal and civil fines and penalties and damage our reputation and sales.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, established the Consumer Financial Protection Bureau (the “CFPB”), a new independent federal agency funded by the U.S. Federal Reserve with broad regulatory powers and limited oversight from the U.S. Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act has led to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In March 2013, the CFPB issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of The Equal Credit Opportunity Act (the “ECOA”). The CFPB recommended that financial institutions under its jurisdiction take steps to ensure compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism that does not result in disparate impact to certain groups of consumers.

Our marketing and disclosure regarding the sale and servicing of vehicles is regulated by federal, state and local agencies including the Federal Trade Commission (“FTC”) and state attorneys general. For example, in January 2016, we settled FTC allegations that we did not adequately disclose information about used vehicles with open safety recalls. Under the settlement, we did not make any payments or admit wrong-doing, but we did agree to make specified disclosures on our website and to provide that disclosure to certain customers who had previously purchased a used vehicle from us.

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

Structural and Organizational Risks

Our ability to increase revenues and profitability through acquisitions depends on our ability to acquire and successfully integrate additional stores.

General
The U.S. automobile industry is considered a mature industry in which minimal growth is expected in unit sales of new vehicles. Accordingly, a principal component of our growth in sales is to make acquisitions in our existing markets and in new geographic markets. To complete the acquisition of additional stores, we need to successfully address at least each of the following challenges.

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

In addition, those manufacturers generally require that no other manufacturers’ brands be sold from the same store location, and many manufacturers have site control agreements in place that limit our ability to change the use of the facility without their approval.

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

If we fail to meet the covenants in our credit facility or the indentures governing our senior notes, or if some other event occurs that results in a default or an acceleration of our repayment obligations under our debt instruments, we may not be able to refinance our debt on terms acceptable to us or at all. We may not be able to obtain financing in the future due to the market price of our Class A common stock and overall market conditions. Additionally, a substantial amount of assets of our dealerships are pledged to secure the indebtedness under our credit facility and our other floor plan financing indebtedness. These pledges may limit our ability to borrow from other sources in order to fund our acquisitions.

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

Under our self-insurance programs, we retain various levels of aggregate loss limits, per claim deductibles and claims-handling expenses. Costs in excess of these retained risks may be insured under various contracts with third-party insurance carriers. As of December 31, 2019, we had total reserve amounts associated with these programs of $34.4 million.

The level of risk we retain may change in the future as insurance market conditions or other factors affecting the economics of our insurance purchasing change. The operation of automobile dealerships is subject to a broad variety of risks. In certain instances, our insurance may not fully cover an insured loss depending on the magnitude and nature of the claim. Accordingly, we cannot assure you that we will not be exposed to uninsured or underinsured losses that could have a material adverse effect on our business, financial condition, results of operations or cash flows. Additionally, changes in the cost of insurance or the availability of insurance in the future could substantially increase our costs to maintain our current level of coverage or could cause us to reduce our insurance coverage and increase the portion of our risks that we self-insure.

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

We have approximately $66 million of various strategic holdings. A predominant amount of these holdings are with Shift Technologies, Inc. (“Shift”), a San Francisco-based start-up company. As a start-up company, Shift has a lack of operating history, is not subject to Sarbanes-Oxley regulations and may lack financial controls and procedures often found at public companies. There can be no guarantees that Shift will achieve profitability, raise sufficient funds for operations or continue to successfully develop their technology platform. Additionally, start-up companies often face risk from lawsuits and regulations. Our holdings are subject to potential impairments if there are indications of an other-than-temporary declines in value and our strategic partnership may expose us to additional risk. There is no guarantee that these holdings will meet any relevant operational, collaborative milestones or otherwise grow or succeed in their businesses. These conditions may adversely affect our business, results of operations, financial condition and cash flow.

Risks related to investing in our Class A common stock

Oregon law and our Restated Articles of Incorporation may impede or discourage a takeover, which could impair the market price of our Class A common stock.

We are an Oregon corporation, and certain provisions of Oregon law and our Restated Articles of Incorporation may have anti-takeover effects. These provisions could delay, defer or prevent a tender offer or takeover attempt that a shareholder might consider to be in his or her best interest. These provisions may also affect attempts that might result in a premium over the market price for the shares held by shareholders and may make removal of the incumbent management and directors more difficult, which, under certain circumstances, could reduce the market price of our Class A common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our stores and other facilities consist primarily of automobile showrooms, display lots, service facilities, collision repair and paint shops, supply facilities, automobile storage lots, parking lots and offices located in the states listed under the caption Overview in Item 1. Business. We believe our facilities are currently adequate for our needs and are in good repair. Some of our facilities do not currently meet manufacturer image or size requirements and we are actively working to find a mutually acceptable outcome in terms of timing and overall cost. We own our corporate headquarters in Medford, Oregon, and numerous other properties used in our operations. Certain of our owned properties are mortgaged. As of December 31, 2019, we had outstanding mortgage debt of $597.7 million. We also lease certain properties, providing future flexibility to relocate our retail stores as demographics, economics, traffic patterns or sales methods change. Most leases provide us the option to renew the lease for one or more lease extension periods. We also hold certain vacant facilities and undeveloped land for future expansion.

Our corporate headquarters is LEED certified and incorporates roof-mounted solar panels to offset energy usage. Two of our stores are also LEED certified, and we have completed solar projects at four others. Our stores also integrate energy-saving practices and materials. This includes practices such as recycling used tires, used engine oil and used oil filters; the use of waste oil heaters and carwash reclaim systems; using biodegradable products in our detail services; upgrading to energy efficient LED lighting and installing electric vehicle charging stations.

Item 3. Legal Proceedings

We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock trades on the New York Stock Exchange under the symbol LAD.

The number of shareholders of record and approximate number of beneficial holders of Class A common stock as of February 21, 2020 was 484 and 32,154, respectively. All shares of Lithia’s Class B common stock are held by Lithia Holding Company, L.L.C. Sidney B. DeBoer Trust U.T.A.D. January 30, 1997 (the “Trust”) is the manager of Lithia Holding Company, L.L.C., and Sidney DeBoer, as the trustee of the Trust, has the authority to vote all of the issued and outstanding shares of our Class B common stock.

At the special meeting of shareholders held on January 21, 2019, Sidney B. DeBoer and the Company executed a Class B Conversion Agreement pursuant to which Mr. DeBoer agreed to cause all of the remaining 1,000,000 shares of our class B common stock to be converted into shares of our class A common stock by December 31, 2025. The Class B Conversion Agreement will require the conversion of at least 15% of the 1,000,000 Class B shares by the end of every two years, with the first 15% to be converted by December 31, 2020, a total of 30% by December 31, 2022, a total of 45% by December 31, 2024, and the balance by December 31, 2025. As of December 31, 2019, Lithia Holding Company, L.L.C., held 600,000 shares of our Class B common stock.

Equity Compensation Plan Information
Information regarding securities authorized for issuance under equity compensation plans is included in Item 12.

Repurchases of Equity Securities
We made the following repurchases of our common stock during the fourth quarter of 2019:

	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands)(1)
October	—	$—	—	$233,603
November	858	136.07	—	233,603
December	—	—	—	233,603
Total	858	136.07	—	233,603

(1)	On October 22, 2018, our Board of Directors approved a $250 million repurchase authorization. This authorization does not have an expiration date.

(2)	The shares repurchased in the fourth quarter of 2019 were related to tax withholdings on vesting RSUs.

Stock Performance Graph
The following line-graph shows the annual percentage change in the cumulative total returns for the past five years on an assumed $100 initial investment and reinvestment of dividends, on (a) Lithia Motors, Inc.’s Class A common stock; (b) the Russell 2000; and (c) an auto peer group index composed of Penske Automotive Group, AutoNation, Sonic Automotive, Group 1 Automotive, and Asbury Automotive Group, the only other comparable publicly traded automobile dealerships in the United States as of December 31, 2019. The peer group index utilizes the same methods of presentation and assumptions for the total return calculation as does Lithia Motors and the Russell 2000. All companies in the peer group index are weighted in accordance with their market capitalizations.

	Base Period	Indexed Returns for the Year Ended
Company/Index	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Lithia Motors, Inc.	$100.00	$123.92	$113.79	$134.89	$91.77	$178.54
Auto Peer Group	100.00	91.78	90.02	88.53	70.88	105.89
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49

Item 6. Selected Financial Data

You should read the Selected Financial Data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our Consolidated Financial Statements and Notes thereto and other financial information contained elsewhere in this Annual Report on Form 10-K.

(In millions, except per share amounts)	Year Ended December 31,
Consolidated Statements of Operations Data:	2019	2018	2017	2016	2015
Revenues:
New vehicle	$6,799.1	$6,602.8	$5,763.6	$4,938.4	$4,552.3
Used vehicle retail	3,527.2	3,079.0	2,544.4	2,227.0	1,927.0
Used vehicle wholesale	301.2	331.3	277.8	276.6	261.5
Finance and insurance	518.6	454.8	385.9	330.9	283.0
Service, body and parts	1,325.1	1,222.3	1,015.8	844.5	739.0
Fleet and other	201.5	131.2	99.0	60.8	101.5
Total revenues	$12,672.7	$11,821.4	$10,086.5	$8,678.2	$7,864.3

Gross Profit:
New vehicle	$385.6	$385.1	$339.8	$289.4	$280.4
Used vehicle retail	367.5	322.9	286.8	263.7	241.2
Used vehicle wholesale	3.7	5.5	4.8	4.3	4.5
Finance and insurance	518.6	454.8	385.9	330.9	283.0
Service, body and parts	667.6	600.7	493.1	410.3	363.9
Fleet and other	10.8	8.0	5.7	2.7	2.6
Total gross profit	$1,953.8	$1,777.0	$1,516.1	$1,301.3	$1,175.6

Operating income (1)	$495.0	$447.0	$409.0	$338.4	$302.7

Income from continuing operations before income taxes (1)	$375.4	$337.5	$347.1	$283.5	$262.7

Income from continuing operations (1)	$271.5	$265.7	$245.2	$197.1	$183.0

Basic net income per share	$11.70	$10.91	$9.78	$7.76	$6.96
Shares used in basic per share	23.2	24.4	25.1	25.4	26.3

Diluted net income per share	$11.60	$10.86	$9.75	$7.72	$6.91
Shares used in diluted per share	23.4	24.5	25.1	25.5	26.5

Cash dividends paid per common share	$1.19	$1.14	$1.06	$0.95	$0.76

(In millions)	As of December 31,
Consolidated Balance Sheets Data:	2019	2018	2017	2016	2015
Working capital	$501.4	$497.9	$481.8	$365.2	$288.0
Inventories	2,433.7	2,365.3	2,132.7	1,772.6	1,471.0
Total assets	6,083.9	5,384.0	4,683.1	3,844.2	3,225.1
Floor plan notes payable	2,067.6	2,057.7	1,919.1	1,601.5	1,314.0
Long-term debt, including current maturities	1,469.9	1,384.1	1,047.4	790.9	643.2
Total stockholders’ equity	1,467.7	1,197.2	1,083.2	910.8	828.2

(1)
Includes $2.6 million, $1.3 million, $14.0 million and $20.1 million in non-cash charges related to asset impairments for the years ended 2019, 2018, 2016 and 2015 respectively. We did not record any non-cash charges related to asset impairments in 2017. See Note 1, Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Item 1. Business, Item 1A. Risk Factors, and our Consolidated Financial Statements and Notes thereto.

Overview
We are one of the largest automotive franchises in the United States and were ranked #265 on the Fortune 500 in 2019. As of February 21, 2020, we offered 30 brands of new vehicles and all brands of used vehicles in 187 stores in the United States and online at over 200 websites. We offer a wide range of products and services including new and used vehicles, finance and insurance products and automotive repair and maintenance.

During the year ended December 31, 2019, we had net income of $271.5 million, or $11.60 per diluted share, compared to net income of $265.7 million, or $10.86 per diluted share, during 2018. We experienced growth of revenue and gross profit in all major business lines in 2019 compared to 2018, primarily driven by increases in volume related to acquisitions, complimented by organic growth in used vehicles, finance and insurance and service, body and parts sales. On a same store basis, new vehicle revenues and gross profits experienced headwinds with plateauing national new vehicle sales and declining manufacturer incentives. For the year ended December 31, 2019, new vehicle sales accounted for approximately 54% of our revenue and approximately 20% of our gross profit. Used vehicle retail sales accounted for approximately 28% of our revenue and approximately 19% of our gross profit. Our parts and service and finance and insurance operations accounted for approximately 15% of our revenue and contributed approximately 61% of our gross profit.

We had total available liquidity of $658.5 million as of December 31, 2019, which consisted of $84.0 million of cash and cash equivalents and $574.5 million of availability on our credit facilities. For further discussion of our liquidity, please refer to “Liquidity and Capital Resources” below.

Results of Operations
For the year ended December 31, 2019, we reported net income of $271.5 million, or $11.60 per diluted share. For the years ended December 31, 2018 and 2017, we reported net income of $265.7 million, or $10.86 per diluted share, and $245.2 million, or $9.75 per diluted share, respectively.

	Years Ended December 31,
			2019 vs. 2018			2018 vs. 2017
($ in millions, except per vehicle data)	2019	2018	Change	%	2017	Change	%
Revenues
New vehicle	$6,799.1	$6,602.8	$196.3	3.0%	$5,763.6	$839.2	14.6%
Used vehicle retail	3,527.2	3,079.0	448.2	14.6	2,544.4	534.6	21.0
Finance and insurance	518.6	454.8	63.8	14.0	385.9	68.9	17.9
Service, body and parts	1,325.1	1,222.3	102.8	8.4	1,015.8	206.5	20.3
Total Revenues	12,672.7	11,821.4	851.3	7.2	10,086.5	1,734.9	17.2

Gross profit
New vehicle	$385.6	$385.1	$0.5	0.1%	$339.8	$45.3	13.3%
Used vehicle retail	367.5	322.9	44.6	13.8	286.8	36.1	12.6
Finance and insurance	518.6	454.8	63.8	14.0	385.9	68.9	17.9
Service, body and parts	667.6	600.7	66.9	11.1	493.1	107.6	21.8
Total Gross Profit	1,953.8	1,777.0	176.8	9.9	1,516.1	260.9	17.2

Gross profit margins
New vehicle	5.7%	5.8%	-10 bp		5.9%	-10 bp
Used vehicle retail	10.4	10.5	-10 bp		11.3	-80 bp
Finance and insurance	100.0	100.0	0 bp		100.0	0 bp
Service, body and parts	50.4	49.1	130 bp		48.5	60 bp
Total Gross Profit Margin	15.4	15.0	40 bp		15.0	0 bp

Retail units sold
New vehicles	180,532	184,601	(4,069)	(2.2)%	167,146	17,455	10.4%
Used vehicles	170,423	151,234	19,189	12.7	129,913	21,321	16.4

Average selling price per retail unit
New vehicles	$37,661	$35,768	$1,893	5.3%	$34,482	$1,286	3.7%
Used vehicles	20,697	20,359	338	1.7	19,585	774	4.0

Average gross profit per retail unit
New vehicles	$2,136	$2,086	$50	2.4%	$2,033	$53	2.6%
Used vehicles	2,156	2,135	21	1.0	2,208	(73)	(3.3)
Finance and insurance	1,478	1,354	124	9.2	1,299	55	4.2

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow operations in our existing locations. Therefore, we have integrated same store measures into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in November 2018 would be included in same store operating data beginning in December 2019, after its first complete comparable month of operations. The fourth quarter operating results for the same store comparisons would include results for that store in only the period of December for both comparable periods.

	Years Ended December 31,
			2019 vs. 2018				2018 vs. 2017
($ in millions, except per vehicle data)	2019	2018	Change	%	2018	2017	Change	%
Revenues
New vehicle	$6,499.2	$6,400.9	$98.3	1.5%	$5,380.4	$5,481.6	$(101.2)	(1.8)%
Used vehicle retail	3,391.5	2,984.0	407.5	13.7	2,598.9	2,435.1	163.8	6.7
Finance and insurance	499.4	441.3	58.1	13.2	385.3	367.7	17.6	4.8
Service, body and parts	1,268.5	1,180.7	87.8	7.4	1,005.9	970.7	35.2	3.6
Total Revenues	12,143.7	11,444.4	699.3	6.1	9,740.1	9,618.7	121.4	1.3

Gross profit
New vehicle	$368.3	$373.2	$(4.9)	(1.3)%	$306.7	$321.5	$(14.8)	(4.6)%
Used vehicle retail	354.5	315.3	39.2	12.4	285.4	277.1	8.3	3.0
Finance and insurance	499.4	441.3	58.1	13.2	385.3	367.7	17.6	4.8
Service, body and parts	640.1	582.1	58.0	10.0	497.5	471.7	25.8	5.5
Total Gross Profit	1,876.0	1,725.1	150.9	8.7	1,486.5	1,448.1	38.4	2.7

Gross profit margins
New vehicle	5.7%	5.8%	-10 bp		5.7%	5.9%	-20 bp
Used vehicle retail	10.5	10.6	-10 bp		11.0	11.4	-40 bp
Finance and insurance	100.0	100.0	0 bp		100.0	100.0	0 bp
Service, body and parts	50.5	49.3	120 bp		49.5	48.6	90 bp
Total Gross Profit Margin	15.4	15.1	30 bp		15.3	15.1	20 bp

Retail units sold
New vehicles	172,224	178,119	(5,895)	(3.3)%	150,946	157,865	(6,919)	(4.4)%
Used vehicles	163,889	145,992	17,897	12.3	128,861	123,774	5,087	4.1

Average selling price per retail unit
New vehicles	$37,737	$35,936	$1,801	5.0%	$35,645	$34,723	$922	2.7%
Used vehicles	20,694	20,439	255	1.2	20,168	19,674	494	2.5

Average gross profit per retail unit
New vehicles	$2,138	$2,095	$43	2.1%	$2,032	$2,037	$(5)	(0.2)%
Used vehicles	2,163	2,160	3	0.1	2,215	2,239	(24)	(1.1)
Finance and insurance	1,486	1,362	124	9.1	1,377	1,306	71	5.4

New Vehicles
The increase in same store new vehicle revenues for 2019 compared to 2018 was driven by an increase in average selling prices of 5.0%, partially offset by a decrease in unit volume of 3.3%. As the national new vehicle market plateaus, our stores focus on improving gross profit per new vehicle sold. On a same store basis, gross profit per new vehicle increased 2.1% during 2019 compared to 2018. Our recently acquired stores are also focused on improving gross profit per new vehicle as total company gross profit per unit increased 2.4% during 2019 compared to 2018. Acquisitions during 2019 included nine stores, two of which are in our domestic segment where we have experienced larger increases in gross profit per unit on a same store basis, including increases of 19.7% for General Motors and 9.0% for Chrysler.

The same store new vehicle sales decrease in 2018 over 2017 of 1.8% included a decrease in volume of 4.4%, partially offset by an increase of 2.7% in average selling prices.

Under our business strategy, we believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, provides used vehicle inventory through trade-ins, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in and parts and service work.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (“CPO”) vehicles; core vehicles, which are late-model vehicles with lower mileage; and value autos, which are vehicles with over 80,000 miles. We increased our company-wide target of achieving a per store average of 85 used retail units per month to 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles over ten years old. During 2019, our stores sold an average of 77 used vehicles per store per month. This compares to 69 used vehicles per store per month in 2018 and 67 in 2017.

Used vehicle revenues increased 14.6% during 2019 compared to 2018 and 21.0% in 2018 compared to 2017. These increases are due to a combination of increased volume from acquisitions and organic growth in our core and value auto categories at our seasoned stores. Excluding the impact of acquisitions, on a same store basis, used vehicle revenues increased 13.7% during 2019 and included a 12.3% increase in unit volume and a 1.2% increase in average selling price per retail unit compared to 2018. These revenue increases were driven by increases in our core and value auto categories of 18.1% and 18.0%, respectively, and an increase in CPO vehicle revenues of 3.8%. The increase in our core vehicle category includes a 17.1% increase in volume, complimented by a 0.9% increase in average selling price per vehicle. The increase in our value auto category is due to an increase in unit sales of 13.8% and an increase in average selling price per vehicle of 3.7%.

Used vehicle gross profits increased 13.8% during 2019 compared to 2018 and 12.6% in 2018 compared to 2017. On a same store basis, used vehicle gross profit increased 12.4% in 2019 compared to 2018, led by the performance in our core and value auto categories with increases of 14.7% and 20.4%, respectively, complimented by an increase in our CPO vehicles of 0.7%. The increase in our core vehicle category was primarily driven by an increase in volume. Gross profit per unit in our core vehicle category, which accounted for 54.8% of our used vehicle unit sales in 2019, decreased 2.1%, from $2,264 in 2018 to $2,217 in 2019. The increase in same store gross profit in our value auto category was driven by a 13.8% increase in unit sales and a 5.8% increase in gross profit per unit from $2,053 in 2018 to $2,172 in 2019. Our CPO category experienced an increase in volume and a decline in gross profit per unit during 2019 compared to 2018. Unit sales increased 1.3% and gross profit per unit decreased 0.4%, from $2,036 in 2018 to $2,028 in 2019.

Used vehicle revenues increased 6.7% in 2018 compared to 2017 on a same store basis due to increases in unit volume and average selling prices of 4.1% and 2.5%, respectively. Our core and value auto categories experienced increased revenues of 12.1% and 14.6%, respectively, in 2018 compared to 2017. These increases were offset by a decline in same store CPO revenues of 1.5% over the same period. Same store used vehicle gross profit increased 3.0% in 2018 compared to 2017, again led by strong performance in our core vehicle category, offset by a decline in our CPO category and relatively flat performance in our value auto category.

Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s), access additional used vehicle inventory through trade-ins and increase sales from finance and insurance products and parts and service.

Finance and Insurance
We believe that arranging timely vehicle financing is an important part of providing personal transportation solutions, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection.

The increases in finance and insurance revenue in 2019 compared to 2018 and in 2018 compared to 2017, were primarily due to increased volume related to acquisitions, combined with expanded product offerings and increasing penetration rates. Third party extended warranty and insurance contracts yield higher profit margins than vehicle sales and contribute significantly to our profitability. During 2019, finance and insurance sales accounted for 4.1% of total revenues and 26.5% of total gross profits. On a same store basis, finance and insurance sales accounted for 4.1% of total revenues and 26.6% of total gross profits in 2019. Same store finance and insurance revenues increased 13.2% during 2019 compared to 2018 and 4.8% during 2018 compared to 2017. These increases were driven by increases in finance and insurance revenues per retail unit, combined with increases in used vehicle unit volume, offset by decreases in new vehicle unit volume. On a same store basis, our finance and insurance revenues per retail unit increased $124 per unit to $1,486 in 2019 compared to 2018 and $71 per unit to $1,377 in 2018 compared to 2017. The increase in 2019 compared to 2018 was primarily due to increases in service contract and financing penetration rates of 170 basis points and 20 basis points, respectively, in 2019 compared to 2018, from 46.3% to 48.0% and from 73.5% to 73.7%, respectively.

We seek to increase our penetration of vehicle financing on the number of vehicles that we sell and to offer a comprehensive suite of products. We target an average F&I per retail unit of $1,500. We believe improved performance from sales training, continued optimization of product offerings and pricing, and revised compensation plans will be critical factors in achieving this target.

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

Our service, body and parts revenue grew in all areas in 2019 compared to 2018 and in 2018 compared to 2017, primarily due to acquisitions, combined with more late-model units in operation from 2010 to 2016 and a plateauing new vehicle market. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. On a same store basis, service, body and parts revenue increased 7.4% during 2019, primarily driven by increases in customer pay and warranty revenues of 6.6% and 12.1%, respectively. Performance in parts wholesale and body shop also saw increases of 3.9% and 5.5%, respectively, compared to the same period of 2018.

Same store service, body and parts gross profit increased 10.0% during 2019 compared to 2018 and 5.5% during 2018 compared to 2017. This performance was also driven by increases in customer pay and warranty work. Our gross margins continue to increase as our mix has shifted towards customer pay, which has higher margins than other service work.

Segments
Certain financial information by segment is as follows:

	Year Ended December 31,
			2019 vs. 2018			2018 vs. 2017
(Dollars in millions)	2019	2018	Change	%	2017	Change	%
Revenues:
Domestic	$4,382.4	$4,215.0	$167.4	4.0%	$3,845.8	$369.2	9.6%
Import	5,267.8	5,038.1	229.7	4.6	4,432.8	605.3	13.7
Luxury	2,991.9	2,560.3	431.6	16.9	1,810.1	750.2	41.4
	12,642.1	11,813.4	828.7	7.0	10,088.7	1,724.7	17.1
Corporate and other	30.6	8.0	22.6	NM	(2.2)	10.2	NM
	$12,672.7	$11,821.4	$851.3	7.2	$10,086.5	$1,734.9	17.2

	Year Ended December 31,
			2019 vs. 2018			2018 vs. 2017
(Dollars in millions)	2019	2018	Change	%	2017	Change	%
Segment income*:
Domestic	$123.4	$97.6	$25.8	26.4%	$105.2	$(7.6)	(7.2)%
Import	153.9	116.2	37.7	32.4	117.8	(1.6)	(1.4)
Luxury	57.1	43.9	13.2	30.1	37.0	6.9	18.6
	334.4	257.7	76.7	29.8	260.0	(2.3)	(0.9)
Corporate and other	170.2	202.4	(32.2)	(15.9)	167.4	35.0	20.9
Depreciation and amortization	(82.4)	(75.4)	7.0	9.3	(57.7)	17.7	30.7
Other interest expense	(60.6)	(56.0)	4.6	8.2	(34.8)	21.2	60.9
Other income, net	13.8	8.8	5.0	NM	12.2	(3.4)	NM
Income before income taxes	$375.4	$337.5	$37.9	11.2	$347.1	$(9.6)	(2.8)
*Segment income for each reportable segment is defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net.
NM - Not meaningful

	Year Ended December 31,
			2019 vs. 2018			2018 vs. 2017
	2019	2018	Change	%	2017	Change	%
Retail new vehicle unit sales:
Domestic	53,262	55,653	(2,391)	(4.3)%	53,288	2,365	4.4%
Import	98,365	102,454	(4,089)	(4.0)	94,634	7,820	8.3
Luxury	29,238	26,915	2,323	8.6	19,597	7,318	37.3
	180,865	185,022	(4,157)	(2.2)	167,519	17,503	10.4
Allocated to management	(333)	(421)	88	20.9	(373)	(48)	(12.9)
	180,532	184,601	(4,069)	(2.2)	167,146	17,455	10.4

Domestic
A summary of financial information for our Domestic segment follows:

	Year Ended December 31,
			2019 vs. 2018			2018 vs. 2017
(Dollars in millions)	2019	2018	Change	%	2017	Change	%
Revenue:
New vehicle	$2,287.5	$2,290.1	$(2.6)	(0.1)%	$2,153.7	$136.4	6.3%
Used vehicle retail	1,264.7	1,107.4	157.3	14.2%	987.4	120.0	12.2%
Used vehicle wholesale	113.6	134.9	(21.3)	(15.8)%	120.5	14.4	12.0%
Finance and insurance	184.2	166.4	17.8	10.7%	151.4	15.0	9.9%
Service, body and parts	477.5	451.4	26.1	5.8%	395.5	55.9	14.1%
Fleet and other	54.9	64.8	(9.9)	(15.3)%	37.3	27.5	73.7%
	$4,382.4	$4,215.0	$167.4	4.0%	$3,845.8	$369.2	9.6%
Segment income	$123.4	$97.6	$25.8	26.4	$105.2	$(7.6)	(7.2)
Retail new vehicle unit sales	53,262	55,653	(2,391)	(4.3)	53,288	2,365	4.4

Revenues in our Domestic segment increased in used vehicle retail; finance and insurance; and service, body and parts in 2019 compared to 2018. New vehicle unit sales decreased 4.3%, 4.6% on a same store basis, in 2019 compared to 2018, primarily due to decreases in Chrysler and Ford. However, Domestic segment revenues benefited from improved used vehicle sales due to a 13.1% increase in volume, increases in finance and insurance revenues as a result of increased volume combined with a 6.3% increase in finance and insurance income per retail unit sold to $1,636 per unit, and improved service, body and parts revenues.

The acquisition of five stores and opening of one store in 2018 and strong performance on a same store basis in used vehicles, finance and insurance and service, body and parts, contributed to the 9.6% increase in revenue over 2017.

Our Domestic segment income increased 26.4% in 2019 compared to 2018 due to gross profit growth of 8.7% with only minimal increases in SG&A and floor plan interest expense of 5.8% and 2.2%, respectively. As a percentage of gross profit, SG&A decreased 210 basis points in 2019 compared to 2018.

Our Domestic segment income decreased 7.2% in 2018 compared to 2017 due to an 11.2% increase in SG&A and a 40.9% increase in floor plan interest expense, which was partially offset by gross profit growth of 9.7%. The increase in floor plan interest was primarily driven by increasing rates, compounded by increased volume related to acquisitions.

Import
A summary of financial information for our Import segment follows:

	Year Ended December 31,
			2019 vs. 2018			2018 vs. 2017
(Dollars in millions)	2019	2018	Change	%	2017	Change	%
Revenue:
New vehicle	$2,920.8	$2,933.1	$(12.3)	(0.4)%	$2,638.5	$294.6	11.2%
Used vehicle retail	1,448.5	1,283.4	165.1	12.9%	1,073.6	209.8	19.5%
Used vehicle wholesale	112.1	123.4	(11.3)	(9.2)%	105.2	18.2	17.3%
Finance and insurance	247.4	220.3	27.1	12.3%	186.4	33.9	18.2%
Service, body and parts	496.2	453.8	42.4	9.3%	396.2	57.6	14.5%
Fleet and other	42.8	24.1	18.7	77.6%	32.9	(8.8)	(26.7)%
	$5,267.8	$5,038.1	$229.7	4.6%	$4,432.8	$605.3	13.7%
Segment income	$153.9	$116.2	$37.7	32.4	$117.8	$(1.6)	(1.4)
Retail new vehicle unit sales	98,365	102,454	(4,089)	(4.0)	94,634	7,820	8.3

Revenues in our Import segment increased in used vehicle retail; finance and insurance; and service, body and parts in 2019 compared to 2018. New vehicle unit sales in our Import segment decreased 4.0%, 4.7% on a same store basis, primarily related to decreases in Toyota and Honda. However, Import segment revenues benefited from improved used vehicle sales due to a 10.4% increase in volume, increases in finance and insurance revenues as a result of increased volume combined with a 10.1% increase in finance and insurance income per retail unit sold to $1,370 per unit, and improved service, body and parts revenues.

The increase in our Import segment revenue in 2018 compared to 2017 resulted from increases in all major business lines and primarily related to acquiring six stores during 2018. New vehicle unit sales in our Import segment increased 8.3%. Additionally, Import segment revenues benefited from improved used vehicle sales due to a 17.0% increase in volume, increases in finance and insurance revenues as a result of increased volume combined with a 5.7% increase in finance and insurance income per retail unit sold to $1,245 per unit, and improved service, body and parts revenues.

Our Import segment income increased 32.4% in 2019 compared to 2018 due to gross profit growth of 10.4% with only minimal increases in SG&A and floor plan interest expense of 6.5% and 6.1%, respectively. As a percentage of gross profit, SG&A decreased 280 basis points in 2019 compared to 2018.

Our Import segment income decreased 1.4% in 2018 compared to 2017 primarily due to increases in SG&A and floor plan interest expenses that outpaced the increase in gross profit. Gross profit for our Import segment increased 13.6% in 2018 compared to 2017, in line with our revenues. Our Import segment experienced a 15.4% increase in SG&A, primarily driven by increases in personnel, rent, and other miscellaneous costs. Floor plan interest expense increased 43.2% during 2018 and was a significant contributor to lower segment income growth compared to 2017. This increase was driven by a combination of increased volume due to the acquisition of six stores during 2018 and increasing interest rates.

Luxury
A summary of financial information for our Luxury segment follows:

	Year Ended December 31,
			2019 vs. 2018			2018 vs. 2017
(Dollars in millions)	2019	2018	Change	%	2017	Change	%
Revenue:
New vehicle	$1,588.8	$1,397.8	$191.0	13.7%	$991.5	$406.3	41.0%
Used vehicle retail	813.3	688.1	125.2	18.2%	483.1	205.0	42.4%
Used vehicle wholesale	75.3	72.9	2.4	3.3%	51.9	21.0	40.5%
Finance and insurance	77.1	62.0	15.1	24.4%	40.8	21.2	52.0%
Service, body and parts	335.3	298.9	36.4	12.2%	215.0	83.9	39.0%
Fleet and other	102.1	40.6	61.5	151.5%	27.8	12.8	46.0%
	$2,991.9	$2,560.3	$431.6	16.9%	$1,810.1	$750.2	41.4%
Segment income	$57.1	$43.9	$13.2	30.1	$37.0	$6.9	18.6
Retail new vehicle unit sales	29,238	26,915	2,323	8.6	19,597	7,318	37.3

The increase in our Luxury segment revenue in 2019 compared to 2018 resulted from increases in all major business lines. Overall, new vehicle unit sales increased 8.6%, 4.1% on a same store basis, mainly related to our BMW, Acura, and Mercedes franchises. Our luxury segment revenues also benefited from a 18.7% increase in used vehicle unit sales, a 9.7% increase in finance and insurance revenues per retail unit to $1,330 per unit and growth in service, body and parts during 2019 compared to 2018.

Our Luxury segment revenue increased in 2018 compared to 2017 primarily due to our acquisition of six stores and improvements in finance and insurance and service, body and parts revenues. New vehicle unit sales in our Luxury segment increased 37.3%. Additionally, luxury segment revenues also benefited from a 38.4% increase in used vehicle unit sales, a 10.2% increase in finance and insurance revenues per retail unit to $1,212 per unit and growth in service, body and parts during 2018 compared to 2017.

Our Luxury segment income increased 30.1% in 2019 compared to 2018. This increase was due to gross profit growth of 14.6%, offset by an increase in SG&A of 12.0% and an increase in floor plan interest expense of 17.9%. As a percentage of gross profit, SG&A decreased 180 basis points in 2019 compared to 2018.

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

	Year Ended December 31,
			2019 vs. 2018			2018 vs. 2017
(Dollars in millions)	2019	2018	Change	%	2017	Change	%
Revenue, net	$30.6	$8.0	$22.6	NM	$(2.2)	$10.2	NM
Segment income	$170.2	$202.4	$(32.2)	(15.9)	$167.4	$35.0	20.9
NM - not meaningful
The increase in Corporate and other revenues in 2019 compared to 2018 was primarily related to a change in the elimination of revenues associated with internal corporate vehicles purchases and leases with our stores now being specifically identified with our domestic, import and luxury segment revenue, and additionally was affected by our reserve for revenue reversals associated with unwound vehicle sales. Corporate and other revenues were affected in 2018 by a decrease in internal corporate vehicle purchases and leases with our stores resulting in positive revenues compared to 2017.

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

The decrease in Corporate and other segment income in 2019 compared to 2018 is primarily due to a decrease in gains on the divestiture of stores and an increase in certain insurance reserves. The increase in Corporate and other segment income in 2018 compared to 2017 was primarily due to gains on the divestiture of stores of $15.1 million and the addition of 17 stores, increasing internal corporate expense allocations. These were offset by changes to certain insurance and auto loan related reserves.

See Note 18 of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Form 10-K for additional information.

Asset Impairments
Asset impairments recorded as a component of operations consist of the following (in millions):

	Year Ended December 31,
	2019	2018	2017
Franchise value	$0.4	$—	$—
Goodwill	1.7	—	—
Long-lived assets	0.5	1.3	—
Total asset impairments	$2.6	$1.3	$—

In the first quarter of 2019, we recorded an asset impairment of $0.5 million associated with certain real properties. The long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value. The long-lived asset impaired in the first quarter of 2019 was sold in the second quarter of 2019.

Goodwill and franchise value for our reporting units are tested for impairment annually as of October 1 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We elected to perform qualitative franchise value and goodwill impairment tests as of October 1, 2019. As a result of these tests, we identified certain reporting units where it was more likely than not the fair value was less than the carrying amount, and recorded non-cash impairment charges of $1.7 million and $0.4 million, which was equal to the difference between the fair value and the carrying value for goodwill and franchise value, respectively. The non-cash impairment charges are included in the “Corporate and Other” category of our segment information.

During 2018, we recorded an asset impairment of $1.3 million associated with certain real properties. The long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value.

See Note 1, Note 4 and Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

Selling, General and Administrative (“SG&A”)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Year Ended December 31,
			2019 vs. 2018			2018 vs. 2017
(Dollars in millions)	2019	2018	Change	%	2017	Change	%
Personnel	$911.2	$824.8	$86.4	10.5%	$695.5	$129.3	18.6%
Advertising	111.9	108.7	3.2	2.9	93.3	15.4	16.5
Rent	41.3	43.3	(2.0)	(4.6)	33.4	9.9	29.6
Facility costs	77.4	72.0	5.4	7.5	61.3	10.7	17.5
Gain on sale of assets	(9.7)	(14.8)	5.1	(34.5)	(5.5)	(9.3)	169.1
Other	241.7	219.3	22.4	10.2	171.4	47.9	27.9
Total SG&A	$1,373.8	$1,253.3	$120.5	9.6	$1,049.4	$203.9	19.4

	Year Ended December 31,
			2019 vs. 2018			2018 vs. 2017
As a % of gross profit	2019	2018	Change		2017	Change
Personnel	46.6%	46.4%	20	bps	45.9%	50	bps
Advertising	5.7%	6.1%	(40)		6.2%	(10)
Rent	2.1%	2.4%	(30)		2.2%	20
Facility costs	4.0%	4.1%	(10)		4.0%	10
Gain on sale of assets	(0.5)%	(0.8)%	30		(0.3)%	(50)
Other	12.4%	12.3%	10		11.2%	110
Total SG&A	70.3%	70.5%	(20	) bps	69.2%	130	bps

SG&A increased 9.6%, or $120.5 million in 2019 compared to 2018. Overall increases in SG&A were primarily due to growth through acquisitions, increased losses related to storm insurance reserve charges, and a decrease in gains on the disposal of stores. Other expenses in 2019 included acquisition expenses of $2.5 million, compared to $4.3 million in 2018 and $9.5 million of storm related insurance charges, compared to $3.2 million in 2018. Gains on the sale of stores were $9.7 million and $15.1 million in 2019 and 2018, respectively.

On a same store basis and excluding non-core charges, adjusted SG&A as a percentage of gross profit was 69.8% in 2019 compared to 70.5% in 2018. Decreases were seen in advertising, rent, facility costs, and data processing, partially offset by increases in personnel costs.

SG&A increased 19.4%, or $203.9 million, in 2018 compared to 2017. Overall increases in SG&A were primarily due to growth through acquisitions and increased allowance losses associated with auto loan receivables, offset by decreases in losses related to storm insurance reserve charges and acquisition expenses and an increase in gains on the disposal of stores. Other expenses in 2018 included acquisition expenses of $4.3 million, compared to $6.0 million in 2017; $3.2 million of storm related insurance charges, compared to $5.6 million in 2017; and auto loan allowance losses of $4.2 million compared to $1.2 million in 2017. Gains on the sale of stores were $15.1 million and $5.1 million in 2018 and 2017, respectively.

SG&A adjusted for non-core charges was as follows (in millions):

	Year Ended December 31,
			2019 vs. 2018			2018 vs. 2017
(Dollars in millions)	2019	2018	Change	%	2017	Change	%
Personnel	$911.2	$824.8	$86.4	10.5%	$695.5	$129.3	18.6%
Advertising	111.9	108.7	3.2	2.9	93.3	15.4	16.5
Rent	41.3	43.3	(2.0)	(4.6)	33.4	9.9	29.6
Facility costs	77.4	72.0	5.4	7.5	61.3	10.7	17.5
Adjusted loss (gain) on sale of assets	—	0.5	(0.5)	(100.0)	(0.4)	0.9	(225.0)
Adjusted Other	229.7	214.6	15.1	7.0	160.1	54.5	34.0
Total Adjusted SG&A	$1,371.5	$1,263.9	$107.6	8.5	$1,043.2	$220.7	21.2

	Year Ended December 31,
			2019 vs. 2018			2018 vs. 2017
As a % of gross profit	2019	2018	Change		2017	Change
Personnel	46.6%	46.4%	20	bps	45.9%	50	bps
Advertising	5.7%	6.1%	(40)		6.2%	(10)
Rent	2.1%	2.4%	(30)		2.2%	20
Facility costs	4.0%	4.1%	(10)		4.0%	10
Adjusted loss (gain) on sale of assets	—%	—%	—		0.0%	—
Adjusted Other	11.8%	12.1%	(30)		10.5%	160
Total Adjusted SG&A	70.2%	71.1%	(90	) bps	68.8%	230	bps
See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment and signage and amortization related to tradenames.

	Year Ended December 31,
			2019 vs. 2018			2018 vs. 2017
(Dollars in millions)	2019	2018	Change	%	2017	Change	%
Depreciation and amortization	$82.4	$75.4	$7.0	9.3%	$57.7	$17.7	30.7%

Acquisition activity contributed to the increases in depreciation and amortization in 2019 compared to 2018 and in 2018 compared to 2017. We purchased approximately $63 million and $108 million of depreciable property as part of our 2019 and 2018 acquisitions, respectively. Capital expenditures totaled $124.9 million and $158.0 million, respectively, in 2019 and 2018. These investments increase the amount of depreciable assets. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Income
Operating income as a percentage of revenue, or operating margin, was as follows:

	Year Ended December 31,
	2019	2018	2017
Operating margin	3.9%	3.8%	4.1%
Operating margin adjusted for non-core charges(1)	3.9%	3.7%	4.1%

(1)	See “Non-GAAP Reconciliations” for additional information.

In 2019, our operating margin increased 10 basis points compared to 2018. Adjusting for non-core charges, including storm related insurance charges and acquisition expenses, our operating margin increased 20 basis points in 2019 compared to 2018. In 2019, the increase in our operating margin was driven by a decrease in SG&A as a percentage of gross profit and increasing total gross margin.

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

Floor Plan Interest Expense and Floor Plan Assistance
Floor plan interest expense increased $10.5 million in 2019 compared to 2018, primarily due to changes in our interest rates. Changes in the interest rates on our floor plan facilities increased expense $10.9 million, acquisition volume increased expense $1.4 million, and decreases in average outstanding balances on our floor plan facilities decreased the expense $1.8 million during 2019 compared to 2018.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned:

	Year Ended December 31,
			2019 vs. 2018			2018 vs. 2017
(Dollars in millions)	2019	2018	Change	%	2017	Change	%
Floor plan interest expense (new vehicles)	$72.8	$62.3	$10.5	16.9%	39.3	$23.0	58.5%
Floor plan assistance (included as an offset to cost of sales)	(69.0)	(66.9)	(2.1)	3.1	(56.0)	(10.9)	19.5
Net new vehicle carrying costs (benefit)	$3.8	$(4.6)	$8.4	(182.6)%	$(16.7)	$12.1	(72.5)%

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used and service loaner vehicle inventory financing commitments, our revolving lines of credit, and issued senior notes.

	Year Ended December 31,
			2019 vs. 2018			2018 vs. 2017
(Dollars in millions)	2019	2018	Change	%	2017	Change	%
Mortgage interest	$27.5	$25.0	$2.5	10.0%	$19.1	$5.9	30.9%
Other interest	35.4	32.3	3.1	9.6	16.2	16.1	99.4
Capitalized interest	(2.3)	(1.3)	(1.0)	76.9	(0.5)	(0.8)	160.0
Total other interest expense	$60.6	$56.0	$4.6	8.2%	$34.8	$21.2	60.9%

The increase in other interest expense in 2019 compared to 2018 was due to increased average borrowings on our credit facility, the issuance of $400 million in aggregate principal amount of 4.625% Senior Notes due 2027 in December 2019, and increases in mortgage borrowings related to acquisitions. See also Note 6 of Notes to Consolidated Financial Statements for additional information.

The increase in other interest expense in 2018 compared to 2017 was primarily due to the issuance of our $300 million in aggregate principal amount of 5.250% Senior Notes due 2025 in July 2017 and increases in mortgage borrowings related to acquisitions.

Income Tax Provision
Our effective income tax rate was as follows:

	Year Ended December 31,
	2019	2018	2017
Effective income tax rate	27.7%	21.3%	29.3%
Effective income tax rate excluding non-core items(1)	27.6%	25.6%	38.7%

(1)	See “Non-GAAP Reconciliations” for more details

Our effective income tax rate in 2019 was negatively affected by excess tax deficiencies on stock awards vesting in the current period, an increase in non-deductible expenses, and an increase in the current state effective income tax rate, primarily due to enactment of combined reporting in New Jersey beginning January 1, 2019.

Our effective income tax rate in 2018 was positively affected by the enactment of tax legislation commonly known as the Tax Cuts and Jobs Act (the “Act”), signed into law on December 22, 2017, which reduced the federal corporate income tax rate to 21.0%. Our effective income tax rate in 2018 benefited from return to provision adjustments to our income tax receivable and deferred taxes as a result of finalizing calculations supporting our 2017 federal income tax return. These adjustments are the result of tax planning undertaken in 2018 to change certain established tax accounting methods. Additionally, our effective income tax rate in 2018 was positively affected by excess tax benefits related to our stock-based compensation and the revaluation of certain acquired deferred tax liabilities. Partially offsetting these benefits was the negative impact from an increasing presence in states with higher income tax rates, including the impact of New Jersey Assembly Bill 4202.

Our effective income tax rate in 2017 was also positively affected by the Act, as well as by new stock guidance during 2017 that was applied to our stock-based compensation.

Non-GAAP Reconciliations
Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not comparable to similarly titled measures used by other companies. As a result, we review any non-GAAP financial measures in connection with a review of the most directly comparable measures calculated in accordance with GAAP. We caution you not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable GAAP measures. We believe each of the non-GAAP financial measures below improves the transparency of our disclosures, provides a meaningful presentation of our results from the core business operations because they exclude items not related to our ongoing core business operations and other non-cash items, and improves the period-to-period comparability of our results from the core business operations. We use these measures in conjunction with GAAP financial measures to assess our business, including our compliance with covenants in our credit facility and in communications with our Board of Directors concerning financial performance. These measures should not be considered an alternative to GAAP measures.

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations (in millions, except per share amounts):

	Year Ended December 31, 2019
	As reported	Disposal gain on sale of stores	Asset impairments	Insurance reserves	Acquisition expenses	Adjusted
Asset impairments	$2.6	$—	$(2.6)	$—	$—	$—

Selling, general and administrative	1,373.8	9.7	—	(9.5)	(2.5)	1,371.5

Operating income	495.0	(9.7)	2.6	9.5	2.5	499.9

Income before income taxes	$375.4	$(9.7)	$2.6	$9.5	$2.5	$380.3
Income tax (provision) benefit	(103.9)	2.8	(0.7)	(2.6)	(0.7)	(105.1)
Net income	$271.5	$(6.9)	$1.9	$6.9	$1.8	$275.2

Diluted net income per share	$11.60	$(0.30)	$0.08	$0.30	$0.08	$11.76
Diluted share count	23.4

	Year Ended December 31, 2018
	As reported	Disposal gain on sale of stores	Asset impairments	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Asset impairments	$1.3	$—	$(1.3)	$—	$—	$—	$—

Selling, general and administrative	$1,253.3	$15.4	—	$(1.5)	$(3.3)	$—	$1,263.9

Operating income	447.0	(15.4)	1.3	1.5	3.3	—	437.7

Income before income taxes	$337.5	$(15.4)	$1.3	$1.5	$3.3	$—	$328.2
Income tax (provision) benefit	(71.8)	4.0	(0.3)	(0.4)	(0.9)	(14.8)	(84.2)
Net income	$265.7	$(11.4)	$1.0	$1.1	$2.4	$(14.8)	$244.0

Diluted net income per share	$10.86	$(0.47)	$0.04	$0.05	$0.10	$(0.60)	$9.98
Diluted share count	24.5

	Year Ended December 31, 2017
	As reported	Disposal gain on sale of stores	Insurance reserves	Acquisition expenses	OEM settlement	Tax reform	Adjusted
Selling, general and administrative	$1,049.4	$5.1	$(5.6)	$(5.7)	$—	$—	$1,043.2

Operating income	409.0	(5.1)	5.6	5.7	—	—	415.2

Other income (expense), net	12.2	—	—	—	(9.1)	—	3.1

Income before income taxes	$347.1	$(5.1)	$5.6	$5.7	$(9.1)	$—	$344.2
Income tax (provision) benefit	(101.9)	2.5	(2.2)	(2.2)	3.4	(32.9)	(133.3)
Net income	$245.2	$(2.6)	$3.4	$3.5	$(5.7)	$(32.9)	$210.9

Diluted net income per share	$9.75	$(0.10)	$0.14	$0.14	$(0.23)	$(1.31)	$8.39
Diluted share count	25.1

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

Available Sources
Below is a summary of our immediately available funds (in millions):

	As of December 31,
	2019	2018	Change	%
Cash and cash equivalents	$84.0	$31.6	$52.4	165.8%
Available credit on the credit facilities	574.5	179.6	394.9	219.9
Total current available funds	658.5	211.2	447.3	211.8

In December 2019, we issued $400.0 million in aggregate principal amount of Senior Notes in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. We plan to use the net proceeds for general corporate purposes, including funding acquisitions, capital expenditures and debt repayment.

In addition to the above sources of liquidity, potential sources include the placement of subordinated debentures or loans, the sale of equity securities and the sale of stores or other assets. We evaluate all of these options and may select one or more of them depending on our overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows (in millions):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$499.5	$519.7	$148.9
Net cash used in investing activities	(438.0)	(557.1)	(538.2)
Net cash (used in) provided by financing activities	(9.1)	11.7	396.3

Operating Activities
Cash provided by operating activities decreased $20.2 million in 2019 compared to 2018, primarily as a result of slower growth in floor plan notes payable borrowings in the current year compared to the prior year and an increase in payoffs related to accrued liabilities assumed through acquisitions, offset by a decrease in growth of same store inventory levels and a decrease in trade receivables growth related to the timing of collections.

In 2019, we entered into a floor plan credit facility with Chrysler Capital. This facility provides floor plan financing for new vehicle inventory at certain Chrysler locations. As this facility is provided through a manufacturer partner, we classify these changes as an operating activity. During the second quarter of 2019, we reclassified $52.0 million from financing activities to operating activities as these funds were used to pay off our Chrysler inventory previously floored under our syndicated credit facility new vehicle floor plan commitment.

Borrowings from and repayments to our syndicated credit facility related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory and the associated financing, we also consider our net cash provided by operating activities adjusted to include cash activity associated with our new vehicle credit facility.

Adjusted net cash provided by operating activities is presented below (in millions):

	Year Ended December 31,
			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	Change	2017	Change
Net cash provided by operating activities – as reported	$499.5	$519.7	$(20.2)	$148.9	$370.8
Add (Less): Net (repayments) borrowings on floor plan notes payable: non-trade	(54.6)	(21.9)	(32.7)	241.5	(263.4)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(80.0)	(120.0)	40.0	(111.0)	(9.0)
Net cash provided by operating activities – adjusted	$364.9	$377.8	$(12.9)	$279.4	$98.4

Inventories are the most significant component of our cash flow from operations. As of December 31, 2019, our new vehicle days’ supply was 71 days, or six days lower than our days’ supply as of December 31, 2018. Our days’ supply of used vehicles was 65 days, or two days lower than our days’ supply as of December 31, 2018. We calculate days’ supply of inventory based on current inventory levels, excluding in-transit vehicles, and a 30-day historical cost of sales level. We have continued to focus on managing our unit mix and maintaining an appropriate level of new and used vehicle inventory.

Investing Activities
Net cash used in investing activities totaled $438.0 million and $557.1 million, respectively, for 2019 and 2018. Cash flows from investing activities relate primarily to capital expenditures, acquisition and divestiture activity and sales of property and equipment.

Below are highlights of significant activity related to our cash flows from investing activities (in millions):

	Year Ended December 31,
			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	Change	2017	Change
Capital expenditures	$(124.9)	$(158.0)	$33.1	$(105.4)	$(52.6)
Cash paid for acquisitions, net of cash acquired	(366.6)	(373.8)	7.2	(460.4)	86.6
Cash paid for other investments	(7.2)	(62.7)	55.5	(8.6)	(54.1)
Proceeds from sales of stores	46.7	34.3	12.4	20.9	13.4

Capital Expenditures
Below is a summary of our capital expenditure activities (in millions):

	Year Ended December 31,
	2019	2018	2017
Post-acquisition capital improvements	$33.9	$59.0	$41.2
Facilities for open points	5.4	8.4	0.5
Purchases of previously leased facilities	3.1	7.9	—
Existing facility improvements	50.2	53.5	29.6
Maintenance	32.3	29.2	34.1
Total capital expenditures	$124.9	$158.0	$105.4

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

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by these transactions are recorded as borrowings on floor plan notes payable, non-trade. Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below (dollars in millions):

	Year Ended December 31,
	2019	2018	2017
Number of stores acquired	9	17	18
Number of stores opened	—	1	1
Number of franchises added	1	—	—

Cash paid for acquisitions, net of cash acquired	$(366.6)	$(373.8)	$(460.4)
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	80.0	120.0	111.0
Cash paid for acquisitions, net of cash acquired – adjusted	$(286.6)	$(253.8)	$(349.4)

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Cash (used in) provided by financing activities, as reported	$(9.1)	$11.7	$396.3
Add (Less): Net repayments (borrowings) on floor plan notes payable: non-trade	54.6	21.9	(241.5)
Cash provided by financing activities, as adjusted	$45.5	$33.6	$154.8

During 2018 and 2019, we reclassified $214.4 million and $52.0 million, respectively, from financing activities to operating activities related to the payoff of Ford and Chrysler new vehicle inventories that were previously floored through our syndicated credit facility new vehicle floor plan commitment and are now floored through floor plan credit facilities with Ford Motor Credit Company and Chrysler Capital, respectively. As these facilities are provided through manufacturer partners, we classify these changes as operating activities.

Below are highlights of significant activity related to our cash flows from financing activities, excluding net (repayments) borrowings on floor plan notes payable: non-trade, which are discussed above (in millions):

	Year Ended December 31,
			2019 vs. 2018		2018 vs. 2017
(Dollars in millions)	2019	2018	Change	2017	Change
Net (repayments) borrowings on lines of credit	$(314.6)	$191.8	$(506.4)	$(81.7)	$273.5
Principal payments on long-term debt and finance lease liabilities, other	(11.0)	(26.1)	15.1	(50.3)	24.2
Proceeds from the issuance of long-term debt	420.3	62.1	358.2	395.9	(333.8)
Payment of debt issuance costs	(5.8)	(0.4)	(5.4)	(4.7)	4.3
Repurchases of common stock	(3.2)	(148.9)	145.7	(33.8)	(115.1)
Dividends paid	(27.6)	(27.7)	0.1	(26.5)	(1.2)

Borrowing and Repayment Activity
During 2019, we raised net proceeds of $420.3 million through the issuance of $400.0 million in aggregate principal amount of 4.625% Senior Notes due 2027, $20.3 million through mortgages, and repaid $314.6 million, net, on our lines of credit. These funds were primarily used for acquisitions, share repurchases and capital expenditures.

Our debt to total capital ratio, excluding floor plan notes payable, was 50.0% at December 31, 2019 compared to 53.6% at December 31, 2018. We partially funded our 2019 acquisition activity with additional debt.

Equity Transactions
Our share repurchase program, authorized by our Board of Directors, allows us to repurchase up to $250 million of our Class A common stock. As of December 31, 2019, we had $233.6 million available for repurchase under the program. The authority to repurchase does not have an expiration date.

In order to lower the average cost of acquiring shares in our ongoing share repurchase program, in the second quarter of 2019, we entered into a structured repurchase agreement involving the use of capped call options for the purchase of our Class A common stock. We paid a fixed sum of $36.5 million upon execution of the agreement in exchange for the right to receive either a pre-determined amount of cash or stock. As of December 31, 2019, the capped call options had expired and we received $38.9 million in cash.

During 2019, we paid dividends on our Class A and Class B Common Stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2019	$0.29	$6.7
May 2019	0.30	7.0
August 2019	0.30	7.0
November 2019	0.30	6.9

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt (in millions):

	Outstanding as of December 31, 2019	Remaining Available as of December 31, 2019
Floor plan notes payable: non-trade	$1,642.4	$—	(1)
Floor plan notes payable	425.2	—
Used and service loaner vehicle inventory financing commitments	149.0	239.8	(2)
Revolving lines of credit	—	334.7	(2),(3)
Real estate mortgages	597.7	—
5.250% Senior notes due 2025	300.0	—
4.625% Senior notes due 2027	400.0
Other debt	33.6	—
Unamortized debt issuance costs	(10.4)	—	(4)
Total debt	$3,537.5	$574.5

(1)	As of December 31, 2019, we had a $2.1 billion new vehicle floor plan commitment as part of our credit facility.

(2)	The amounts available on the credit facilities are limited based on borrowing base calculations and fluctuates monthly.

(3)	Available credit is based on the borrowing base amount effective as of November 30, 2018. This amount is reduced by $16.8 million for outstanding letters of credit.

(4)
Debt issuance costs are presented on the balance sheet as a reduction from the carrying amount of the related debt liability. See Note 6 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report.

Credit Facility
Effective December 9, 2019, we amended our syndicated credit facility (“credit facility”) increasing the total financing commitment to $2.8 billion and extended the term to January 2025. This credit facility is comprised of 19 financial institutions, including seven manufacturer-affiliated finance companies.

We have the option to reallocate the commitments, provided that the used vehicle inventory floor plan financing commitment does not exceed 16.5% of aggregate commitments, the revolving loan commitment does not exceed 18.75% of aggregate commitments, the service loaner floor plan financing commitment does not exceed $100 million, and the sum of these commitments plus the new vehicle inventory floor plan financing commitment does not exceed the aggregate total financing commitment of $2.8 billion. Additionally, we may request an increase in the aggregate new vehicle floor plan commitment of up to $400 million provided that the aggregate commitment does not exceed $3.2 billion total availability. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

Our obligations under our credit facility are secured by a substantial amount of our assets, including our inventory (including new and used vehicles, parts and accessories), equipment, accounts receivable (and other rights to payment) and our equity interests in certain of our subsidiaries. Under our credit facility, our obligations relating to new vehicle floor plan loans are secured only by collateral owned by borrowers of new vehicle floor plan loans under the credit facility.

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.10% for new vehicle floor plan financing, one-month LIBOR plus 1.40% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.00% to 2.00%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 2.88% at December 31, 2019. The annual interest rate associated with both our used vehicle inventory financing commitment and our revolving line of credit was 3.18% at December 31, 2019.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2019
Current ratio	Not less than 1.10 to 1	1.31 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.88 to 1
Leverage ratio	Not more than 5.75 to 1	2.62 to 1

As of December 31, 2019, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Although we refer to the lenders’ obligations to make loans as “commitments,” each lender’s obligations to make any loan or other credit accommodations under the credit facility is subject to the satisfaction of the conditions precedent specified in the credit agreement including, for example, that our representations and warranties in the agreement are true and correct in all material respects as of the date of each credit extension. If we are unable to satisfy the applicable conditions precedent, we may not be able to request new loans or other credit accommodations under our credit facility.

Other Lines of Credit
During 2019, we entered into a revolving line of credit agreement with Chrysler Capital, a program of Chrysler Group LLC and Santander Consumer USA. The revolving line of credit includes a commitment of up to $20.0 million, secured by certain assets from select Chrysler locations. The interest rate on this revolving line is equal to the one-month LIBOR rate plus 1.50%. Along with this new line with Chrysler Capital, we have a revolving line of credit with Ford Motor Credit Company, bringing our other lines of credit to a total financing commitment of $80.0 million. These other lines of credit mature in 2021 and have interest rates up to 7.33%. As of December 31, 2019, no amounts were outstanding on these other lines of credit.

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. As discussed above in “Operating Activities”, during 2019 we entered a floor plan agreement with Chrysler Capital. This facility provides floor plan financing for new vehicle inventory at select Chrysler stores. This facility adds to our existing facility with Ford Motor Credit Company. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of December 31, 2019, $425.2 million was outstanding on these agreements at interest rates ranging up to 6.25%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 5.3% at December 31, 2019. The mortgages are payable in various installments through August 2038. As of December 31, 2019, we had fixed interest rates on 72.5% of our outstanding mortgage debt.

Our other debt includes finance lease liabilities and sellers’ notes. The interest rates associated with our other debt ranged from 2.5% to 8.5% at December 31, 2019. This debt, which totaled $33.6 million at December 31, 2019, is due in various installments through August 2037.

5.250% Senior Notes Due 2025
On July 24, 2017, we issued $300.0 million in aggregate principal amount of 5.250% Senior Notes due 2025 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Notes from July 24, 2017 and is payable semiannually on February 1 and August 1. We may redeem the Notes in whole or in part at any time prior to August 1, 2020 at a price equal to 100% of the principal amount plus a make-whole premium set forth in the Indenture and accrued and unpaid interest. After August 1, 2020, we may redeem some or all of the Notes subject to the redemption prices set forth in the Indenture. If we experience specific kinds of changes of control, as described in the Indenture, we must offer to repurchase the Notes at 101% of their principal amount plus accrued and unpaid interest to the date of purchase.

4.625% Senior Notes Due 2027
On December 9, 2019, we issued $400.0 million in aggregate principal amount of 4.625% Senior Notes due 2027 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Senior Notes from December 9, 2019 and is payable semiannually on June 15 and December 15. We may redeem the Senior Notes in whole or in part, on or after December 15, 2022, at the redemption prices set forth in the Indenture. Prior to December 15, 2022, we may redeem the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium set forth in the Indenture. In addition, prior to December 15, 2022, we may redeem up to 40% of the Senior Notes from the proceeds of certain equity offerings. Upon certain change of control events (as set forth in the Indenture), the holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes at a purchase price of 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.

Contractual Payment Obligations
A summary of our contractual commitments and obligations as of December 31, 2019, was as follows (in millions):

	Payments Due By Period
Contractual Obligation	Total	2020	2021 and 2022	2023 and 2024	2025 and beyond
Floor plan notes payable: non-trade(1)	$1,642.4	$1,642.4	$—	$—	$—
Floor plan notes payable(1)	425.2	425.2	—	—	—
Used and service loaner vehicle inventory financing commitments(1)	149.0	—	—	—	149.0
Revolving lines of credit(1)(3)	—	—	—	—	—
Real estate mortgages, including interest(3)	745.4	63.2	152.0	165.9	364.3
5.250% Senior Notes Due 2025, including interest (3)	394.6	15.8	31.5	31.5	315.8
4.625% Senior Notes Due 2027, including interest (3)	549.1	19.6	37.0	37.0	455.5
Other debt, including finance lease liabilities and interest	761.3	3.6	7.4	6.8	743.5
Charge-backs on various contracts	57.0	31.2	23.2	2.6	—
Operating leases(2)	414.6	40.5	73.8	65.3	235.0
Self-insurance programs	34.4	15.1	11.7	4.1	3.5
	$5,173.0	$2,256.6	$336.6	$313.2	$2,266.6

(1)
Amounts for new vehicle floor plan commitment, floor plan notes payable, the used and service loaner vehicle inventory financing commitments and the revolving lines of credit do not include estimated interest payments. See Note 1 and Note 6 of Notes to Consolidated Financial Statements.

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

Inflation and Changing Prices
Inflation and changing prices did not have a material impact on our revenues or income from operations in the years ended December 31, 2019, 2018 and 2017.

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

We have the option to qualitatively or quantitatively assess goodwill for impairment and, in 2019, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment.

As of December 31, 2019, we had $454.6 million of goodwill on our balance sheet associated with 179 reporting units. No reporting unit accounted for more than 2.6% of our total goodwill as of December 31, 2019. The annual goodwill impairment analysis, which we perform as of October 1 of each year, resulted in an impairment of $1.7 million in 2019, and no indications of impairment in 2018 or 2017.

We have determined the appropriate unit of accounting for testing franchise rights for impairment is on an individual store basis. We have the option to qualitatively or quantitatively assess indefinite-lived intangible assets for impairment. In 2019, we evaluated our indefinite-lived intangible assets using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the individual store’s franchise value exceeds the carrying amount, the franchise value is not impaired, and the second step is not necessary. If the qualitative assessment determines it is more likely than not that the fair value is less than the carrying amount, then a quantitative valuation of our franchise value is performed. An impairment charge is recorded to the extent the fair value is less than the carrying value.

As of December 31, 2019, we had $306.7 million of franchise value on our balance sheet associated with 179 stores. No individual store accounted for more than 5.9% of our total franchise value as of December 31, 2019. Our impairment testing of franchise value resulted in an impairment of $0.4 million in 2019, and no indications of impairment in 2018 or 2017.

We are subject to financial statement risk to the extent that our goodwill or franchise rights become impaired due to decreases in the fair value. A future decline in performance, decreases in projected growth rates or margin assumptions or changes in discount rates could result in a potential impairment, which could have a material adverse impact on our financial position and results of operations. Furthermore, if a manufacturer becomes insolvent, we may be required to record a partial or total impairment on the franchise value and/or goodwill related to that manufacturer. No individual manufacturer accounted for more than 16.8% of our total franchise value and goodwill as of December 31, 2019.

See Note 1 and Note 5 of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

Income Taxes
As of December 31, 2019, we had deferred tax assets of $159.9 million, net of valuation allowance of $0.6 million, and deferred tax liabilities of $291.0 million. The principal components of our deferred tax assets are related to lease liabilities, allowances and accruals, deferred revenue and cancellation reserves. The principal components of our deferred tax liabilities are related to depreciation on property and equipment, right of use assets, inventories and goodwill.

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

As of December 31, 2019, we had a $0.6 million valuation allowance against our deferred tax assets associated with state net operating losses. Since these amounts are dependent on generating future taxable income, we evaluated the income expectations in the underlying states and determined that it is unlikely these amounts will be fully utilized. If we are unable to meet the projected taxable income levels utilized in our analysis, and depending on the availability of feasible tax planning strategies, we might record an additional valuation allowance on a portion or all of our deferred tax assets in the future.

See Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

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

See Note 1 and Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8. Financial Statements and Supplementary Financial Data of this Annual Report.

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

Our variable-rate floor plan notes payable, variable rate mortgage notes payable and other credit line borrowings subject us to market risk exposure. As of December 31, 2019, we had $2.4 billion outstanding under such agreements at a weighted average interest rate of 3.085% per annum. A 10% increase in interest rates, or 30.85 basis points, would increase annual interest expense by approximately $5.3 million, net of tax, based on amounts outstanding as of December 31, 2019.

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

As of December 31, 2019, we had $1.2 billion of long-term fixed interest rate debt outstanding and recorded on the balance sheet, with maturity dates between September 1, 2020 and August 31, 2038. Based on discounted cash flows using current interest rates for comparable debt, we have determined that the fair value of this long-term fixed interest rate debt was approximately $1.2 billion as of December 31, 2019.

Risk Management Policies
We assess interest rate cash flow risk by identifying and monitoring changes in interest rate exposures that may adversely impact expected future cash flows and by evaluating hedging opportunities. Our policy is to manage this risk through monitoring our mix of fixed rate and variable rate debt. We currently utilize bank debt, mortgage financing, high-yield debt and internally generated cash flows for growth and investment. We monitor our credit ratings and evaluate the benefit and cost of various debt types to manage, and minimize as best as possible, our interest cost.

We maintain risk management controls to monitor interest rate cash flow attributable to both our outstanding and forecasted debt obligations, as well as our offsetting hedge positions. The risk management controls include assessing the impact to future cash flows of changes in interest rates.

Item 8. Financial Statements and Supplementary Financial Data

The financial statements and notes thereto required by this item begin on page F-1 as listed in Item 15. Exhibits and Financial Statement Schedules of Part IV of this document. Quarterly financial data for each of the eight quarters in the two-year period ended December 31, 2019 is included following the financial statements and notes thereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure and that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal controls over financial reporting during the year of the acquisition while integrating the acquired operations. Management’s evaluation of internal control over financial reporting excludes the operations of the nine stores acquired in 2019, which represented 4% of consolidated total assets as of December 31, 2019 and 2% of consolidated revenues for the year ended December 31, 2019.

Based on our assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

KPMG LLP, our Independent Registered Public Accounting Firm, has issued an attestation report on our internal control over financial reporting as of December 31, 2019, which is included in Item 8. Financial Statements and Supplementary Financial Data of this Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information required by this item will be included in our Proxy Statement for our 2020 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2019, is incorporated herein by reference.

Item 11. Executive Compensation

Information required by this item will be included in our Proxy Statement for our 2020 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2019, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information
The following table summarizes equity securities authorized for issuance as of December 31, 2019.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c) (2)
Equity compensation plans approved by shareholders	496,682	$—	(1)	2,627,165
Equity compensation plans not approved by shareholders	—	—		—
Total	496,682	$—		2,627,165

(1)	There is no exercise price associated with our restricted stock units.

(2)	Includes 1,100,660 shares available pursuant to our 2013 Amended and Restated Stock Incentive Plan and 1,526,505 shares available pursuant to our Employee Stock Purchase Plan.

The additional information required by this item will be included in our Proxy Statement for our 2020 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2019, is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this item will be included in our Proxy Statement for our 2020 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2019, is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

Information required by this item will be included in our Proxy Statement for our 2020 Annual Meeting of Shareholders and, upon filing with the SEC within 120 days of December 31, 2019, is incorporated herein by reference.

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

4.3
Indenture, dated as of December 9, 2019, among Lithia Motors, Inc., the Guarantors and the Trustee (incorporated by reference to exhibit 4.1 to Form 8-K dated December 9, 2019 and filed with the Securities and Exchange Commission on December 13, 2019).

4.4
Form of 4.625% Senior Notes due 2027 (included as part of Exhibit 4.1)(incorporated by reference to exhibit 4.1 to Form 8-K dated December 9, 2019 and filed with the Securities and Exchange Commission on December 13, 2019).

4.5	Description of the Registrant’s Securities under Section 12 of the Exchange Act of 1934

10.1*
Amended and Restated 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated April 25, 2019 and filed with the Securities and Exchange Commission on April 25, 2019)

10.2*	Lithia Motors, Inc. 2013 Amended and Restated Stock Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 2, 2013)

10.2.1*	RSU Deferral Plan (incorporated by reference to exhibit 10.3.1 to the Company’s Form 10-K for the year ended December 31, 2011)

Exhibit	Description

10.2.2*	Amendment to RSU Deferral Plan (incorporated by reference to exhibit 10.2.2 to the Company’s Form 10-K for the year ended December 31, 2014)

10.2.3*	Restricted Stock Unit (RSU) Deferral Election Form (incorporated by reference to exhibit 10.2.3 to the Company’s Form 10-K for the year ended December 31, 2014)

10.3*
Form of Restricted Stock Unit Agreement (2017 Performance- and Time-Vesting) (for Senior Executives) (incorporated by reference to exhibit 10.3.1 to the Company’s Form 10-K for the year ended December 31, 2016)

10.3.1*
Form of Restricted Stock Unit Agreement (2018 Performance- and Time-Vesting) (for Senior Executives) (incorporated by reference to exhibit 10.3.2 to the Company’s Form 10-K for the year ended December 31, 2017)

10.3.2*
Form of Restricted Stock Unit Agreement (2019 Performance- and Time-Vesting) (for Senior Executives)(incorporated by reference to exhibit 10.3.3 to the Company’s Form 10-K for the year ended December 31, 2018)

10.3.3*	Form of Restricted Stock Unit Agreement (2020 Performance- and Time-Vesting) (for Senior Executives)

10.3.4*	Form of Restricted Stock Unit Agreement (Time-Vesting)

10.4*	Lithia Motors, Inc. 2013 Discretionary Support Services Variable Performance Compensation Plan (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed May 2, 2013)

10.5*	Form of Outside Director Nonqualified Deferred Compensation Agreement (incorporated by reference to exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2005)

10.6
Third Amended and Restated Loan Agreement, dated December 9, 2019, among Lithia Motors, Inc., the subsidiaries of Lithia Motors, Inc. listed on the signature pages of the agreement or that thereafter become borrowers thereunder, the lenders party thereto from time to time, and U.S. Bank National Association (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed December 13, 2019)

10.7*	Amended and Restated Split-Dollar Agreement (incorporated by reference to exhibit 10.17 to the Company’s Form 10-K for the year ended December 31, 2012)

10.8*	Form of Indemnity Agreement for each Named Executive Officer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed May 29, 2009)

10.9*	Form of Indemnity Agreement for each non-management Director (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed May 29, 2009)

10.10*	Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2016)

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

10.10.3*	Amendment to Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (Executive Management Non-Qualified Deferred Compensation and Supplemental Executive Retirement Plan)

10.11*	Transition Agreement dated September 14, 2015 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed September 17, 2015)

10.11.1*	Amendment to Transition Agreement dated January 22, 2019 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.1 to the Company’s Form 8-K filed January 25, 2019)

10.11.2*	Class B Conversion Agreement dated January 22, 2019 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to exhibit 10.2 to the Company’s Form 8-K filed January 25, 2019)

10.12*	Director Service Agreement effective January 1, 2016 between Lithia Motors, Inc. and Sidney B. DeBoer (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed September 17, 2015)

10.13*
Form of Employment and Change in Control Agreement dated February 4, 2016 between Lithia Motors, Inc. and Bryan DeBoer (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed February 5, 2016)(1)

21	Subsidiaries of Lithia Motors, Inc.

Exhibit	Description

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

(1)
Substantially similar agreements exist between Lithia Motors, Inc. and each of Mark DeBoer, Tom Dobry, Scott Hillier, George Hines, Christopher S. Holzshu, Edward Impert, George Liang, Tina Miller, Bryan Osterhout, Eric Pitt, Jodi Rasor, and David Stork. The “Cash Change in Control Benefits” under the agreements with Mark DeBoer, Edward Impert, Eric Pitt, Jodi Rasor, and David Stork provide for 12 months of base salary rather than 24 months.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 21, 2020	LITHIA MOTORS, INC.

By /s/ Bryan B. DeBoer
Bryan B. DeBoer
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2020:

Signature	Title

/s/ Bryan B. DeBoer	Director, President and Chief Executive Officer. (Principal Executive Officer)
Bryan B. DeBoer

/s/ Tina Miller	Senior Vice President and Chief Financial Officer (Principal Accounting Officer)
Tina Miller

/s/ Sidney B. DeBoer	Chairman of the Board
Sidney B. DeBoer

/s/ Shauna McIntyre	Director
Shauna McIntyre

/s/ Susan O. Cain	Director
Susan O. Cain

/s/ Louis P. Miramontes	Director
Louis P. Miramontes

/s/ Kenneth E. Roberts	Director
Kenneth E. Roberts

/s/ David J. Robino	Director
David J. Robino

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Lithia Motors, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASC Topic 842 - Leases.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Assessment of the Company’s impairment test over goodwill and franchise value
As described in Note 1 and Note 5 to the consolidated financial statements, the Company had goodwill and indefinite-lived franchise value intangible assets with a book value of $454.6 million and $306.7 million, respectively, at December 31, 2019. As of October 1, 2019, the Company tested its goodwill and franchise value intangibles assets for impairment using a qualitative assessment. The qualitative assessment was performed at each individual store level and the Company determined that a $2.1 million impairment was needed in 2019.

We identified the Company’s qualitative impairment test over goodwill and franchise value as a critical audit matter. The test included the evaluation of qualitative factors that required especially subjective auditor judgment for stores whose current operating results indicate a higher risk of potential impairment.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill and franchise value impairment assessment process, including controls related to the identification and development of relevant qualitative factors. We compared key financial metrics across stores with similar demographics, including historical and future dealership level selling, general and administrative expenses as a percent of gross profit, and evaluated differences for potential indicators of impairments. Additionally, we evaluated information about recent dealership sales to identify potential indicators of impairment.

We have served as the Company’s auditor since 1993.

Portland, Oregon
February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Lithia Motors, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Lithia Motors, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired nine stores during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, all of these acquired stores’ internal control over financial reporting. The total assets of these nine stores represented approximately 4% of consolidated total assets as of December 31, 2019 and approximately 2% of consolidated revenues for the year ended December 31, 2019. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of these nine stores.

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

Portland, Oregon
February 21, 2020

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In millions)
	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$84.0	$31.6
Accounts receivable, net of allowance for doubtful accounts of $7.3 and $7.2	505.0	529.4
Inventories, net	2,433.7	2,365.3
Other current assets	47.8	65.1
Total Current Assets	3,070.5	2,991.4

Property and equipment, net of accumulated depreciation of $284.3 and $240.5	1,611.7	1,448.0
Operating lease right-of-use assets	251.9	—
Goodwill	454.6	434.9
Franchise value	306.7	288.7
Other non-current assets	388.5	221.0
Total Assets	$6,083.9	$5,384.0

Liabilities and Stockholders’ Equity
Current Liabilities:
Floor plan notes payable	$425.2	$324.4
Floor plan notes payable: non-trade	1,642.4	1,733.3
Current maturities of long-term debt	39.3	25.9
Trade payables	125.3	126.3
Accrued liabilities	336.9	283.6
Total Current Liabilities	2,569.1	2,493.5

Long-term debt, less current maturities	1,430.6	1,358.2
Deferred revenue	137.9	121.7
Deferred income taxes	131.1	91.2
Non-current operating lease liabilities	238.5	—
Other long-term liabilities	109.0	122.2
Total Liabilities	4,616.2	4,186.8

Stockholders’ Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100.0 shares; issued and outstanding 22.6 and 22.0	20.5	—
Class B common stock - no par value; authorized 25.0 shares; issued and outstanding 0.6 and 1.0	0.1	0.1
Additional paid-in capital	46.0	35.0
Accumulated other comprehensive loss	(0.7)	—
Retained earnings	1,401.8	1,162.1
Total Stockholders’ Equity	1,467.7	1,197.2
Total Liabilities and Stockholders’ Equity	$6,083.9	$5,384.0

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In millions, except per share amounts)
	Year Ended December 31,
	2019	2018	2017
Revenues:
New vehicle	$6,799.1	$6,602.8	$5,763.6
Used vehicle retail	3,527.2	3,079.0	2,544.4
Used vehicle wholesale	301.2	331.3	277.8
Finance and insurance	518.6	454.8	385.9
Service, body and parts	1,325.1	1,222.3	1,015.8
Fleet and other	201.5	131.2	99.0
Total revenues	12,672.7	11,821.4	10,086.5
Cost of sales:
New vehicle	6,413.5	6,217.7	5,423.8
Used vehicle retail	3,159.6	2,756.1	2,257.6
Used vehicle wholesale	297.5	325.8	273.0
Service, body and parts	657.5	621.6	522.7
Fleet and other	190.8	123.2	93.3
Total cost of sales	10,718.9	10,044.4	8,570.4
Gross profit	1,953.8	1,777.0	1,516.1
Asset impairments	2.6	1.3	—
Selling, general and administrative	1,373.8	1,253.3	1,049.4
Depreciation and amortization	82.4	75.4	57.7
Operating income	495.0	447.0	409.0
Floor plan interest expense	(72.8)	(62.3)	(39.3)
Other interest expense	(60.6)	(56.0)	(34.8)
Other income, net	13.8	8.8	12.2
Income before income taxes	375.4	337.5	347.1
Income tax provision	(103.9)	(71.8)	(101.9)
Net income	$271.5	$265.7	$245.2

Basic net income per share	$11.70	$10.91	$9.78

Shares used in basic per share calculations	23.2	24.4	25.1

Diluted net income per share	$11.60	$10.86	$9.75

Shares used in diluted per share calculations	23.4	24.5	25.1

Cash dividends paid per Class A and Class B share	$1.19	$1.14	$1.06

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In millions)
	Year Ended December 31,
	2019	2018	2017
Net income	$271.5	$265.7	$245.2
Other comprehensive loss, net of tax:
Loss on cash flow hedges, net of tax benefit of $0.3, $0 and $0	(0.7)	—	—
Comprehensive income	$270.8	$265.7	$245.2

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders’ Equity (In millions)
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	23.3	$165.6	1.8	$0.2	$41.2	$—	$703.8	$910.8
Adjustment to adopt ASU 718	—	—	—	—	(0.2)	—	0.2	—
Net income	—	—	—	—	—	—	245.2	245.2
Issuance of stock in connection with employee stock plans	0.1	7.5	—	—	—	—	—	7.5
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—	—
Repurchase of Class A common stock	(0.4)	(33.8)	—	—	—	—	—	(33.8)
Class B common stock converted to Class A common stock	0.8	0.1	(0.8)	(0.1)	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	7.6	—	—	3.7	—	—	11.3
Option premiums paid	—	—	—	—	(33.4)	—	—	(33.4)
Dividends paid	—	—	—	—	—	—	(26.5)	(26.5)
Issuance of stock in connection with acquisitions	—	2.1	—	—	—	—	—	2.1
Balance at December 31, 2017	23.9	149.1	1.0	0.1	11.3	—	922.7	1,083.2
Net income	—	—	—	—	—	—	265.7	265.7
Issuance of stock in connection with employee stock plans	0.1	10.1	—	—	—	—	—	10.1
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—	—
Repurchase of Class A common stock	(2.1)	(168.5)	—	—	19.6	—	—	(148.9)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	9.3	—	—	4.1	—	—	13.4
Dividends paid	—	—	—	—	—	—	(27.7)	(27.7)
Adjustment to adopt ASC 606	—	—	—	—	—	—	1.4	1.4
Balance at December 31, 2018	22.0	—	1.0	0.1	35.0	—	1,162.1	1,197.2
Net income	—	—	—	—	—	—	271.5	271.5
Loss on cash flow hedges, net of tax benefit of $0.3	—	—	—	—	—	(0.7)	—	(0.7)
Issuance of stock in connection with employee stock plans	0.1	11.0	—	—	—	—	—	11.0
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	(3.2)	—	—	—	—	—	(3.2)
Class B common stock converted to Class A common stock	0.4	—	(0.4)	—	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	12.7	—	—	3.5	—	—	16.2
Option premiums received (paid)	—	—	—	—	7.5	—	(5.1)	2.4
Dividends paid	—	—	—	—	—	—	(27.6)	(27.6)
Adjustment to adopt ASC 842	—	—	—	—	—	—	0.9	0.9
Balance at December 31, 2019	22.6	$20.5	0.6	$0.1	$46.0	$(0.7)	$1,401.8	$1,467.7
See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In millions)
	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$271.5	$265.7	$245.2
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	2.6	1.3	—
Depreciation and amortization	82.4	75.4	57.7
Stock-based compensation	16.2	13.3	11.3
(Gain) loss on disposal of other assets	(0.1)	0.2	(0.4)
Gain from disposal activities	(9.7)	(15.1)	(5.1)
Deferred income taxes	40.1	33.0	(2.8)
(Increase) decrease (net of acquisitions and dispositions):
Trade receivables, net	24.4	4.7	(57.4)
Inventories	(19.7)	(108.9)	(193.1)
Other assets	12.0	(16.0)	(3.1)
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	100.7	196.9	20.3
Trade payables	(1.8)	15.1	20.0
Accrued liabilities	(38.0)	28.9	37.2
Other long-term liabilities and deferred revenue	18.9	25.2	19.1
Net cash provided by operating activities	499.5	519.7	148.9

Cash flows from investing activities:
Notes receivable issued	12.5	—	—
Capital expenditures	(124.9)	(158.0)	(105.4)
Proceeds from sales of assets	1.5	3.1	15.3
Cash paid for other investments	(7.2)	(62.7)	(8.6)
Cash paid for acquisitions, net of cash acquired	(366.6)	(373.8)	(460.4)
Proceeds from sales of stores	46.7	34.3	20.9
Net cash used in investing activities	(438.0)	(557.1)	(538.2)

Cash flows from financing activities:
(Repayments) borrowings on floor plan notes payable: non-trade, net	(54.6)	(21.9)	241.5
Borrowings on lines of credit	3,167.0	2,691.4	1,754.5
Repayments on lines of credit	(3,481.6)	(2,499.6)	(1,836.2)
Principal payments on long-term debt, scheduled	(26.0)	(26.5)	(18.2)
Principal payments on long-term debt and finance lease liabilities, other	(11.0)	(26.1)	(50.3)
Proceeds from issuance of long-term debt	420.3	62.1	395.9
Payment of debt issuance costs	(5.8)	(0.4)	(4.7)
Proceeds from issuance of common stock	11.0	10.1	7.5
Repurchase of common stock	(3.2)	(148.9)	(33.8)
Dividends paid	(27.6)	(27.7)	(26.5)
Payments of contingent consideration related to acquisitions	—	(0.8)	—
Other financing activity	2.4	—	(33.4)
Net cash (used in) provided by financing activities	(9.1)	11.7	396.3
(Increase) decrease in cash and cash equivalents	52.4	(25.7)	7.0
Cash and cash equivalents at beginning of year	31.6	57.3	50.3
Cash and cash equivalents at end of year	$84.0	$31.6	$57.3

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$135.8	$117.1	$68.9
Cash paid during the period for income taxes, net	38.4	32.9	127.3
Floor plan debt paid in connection with store disposals	18.6	33.1	3.7

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$26.4	$125.1	$1.8
Debt assumed in connection with acquisitions	—	10.8	84.3
Issuance of Class A common stock in connection with acquisition	—	—	2.1
ROU assets obtained in exchange for lease liabilities[1]	260.3	—	—
1Amounts for the twelve months ended December 31, 2019 include the transition adjustment for the adoption of Topic 842.

See accompanying notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Organization and Business
We are one of the largest automotive retailers in the United States and are among the fastest growing companies in the Fortune 500 (#265-2019) with 187 stores representing 30 brands in 19 states. We offer vehicles online and through our nationwide retail network. Our “Growth Powered by People” strategy drives us to innovate and continuously improve the customer experience.

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

Accounts Receivable
Accounts receivable classifications include the following:

•
Contracts in transit are receivables from various lenders for the financing of vehicles that we have arranged on behalf of the customer and are typically received within five to 10 days of selling a vehicle.

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

Inventories
Inventories are valued at the lower of net realizable value or cost, using the specific identification method for new vehicles, pooled approach for used vehicles, and the lower of cost (first-in, first-out) or market method for parts. The cost of new and used vehicle inventories includes the cost of any equipment added, reconditioning and transportation. Certain acquired inventories are valued using the last-in first-out (LIFO) method. The LIFO reserve associated with this inventory as of December 31, 2019 and 2018 was immaterial.

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

The cost for maintenance, repairs and minor renewals is expensed as incurred, while significant remodels and betterments are capitalized. In addition, interest on borrowings for major capital projects, significant remodels, and betterments are capitalized. Capitalized interest becomes a part of the cost of the depreciable asset and is depreciated according to the estimated useful lives as previously stated. For the years ended December 31, 2019, 2018 and 2017, we recorded capitalized interest of $2.3 million, $1.3 million and $0.5 million, respectively.

When an asset is retired, or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is credited or charged to income from operations.

Leased property meeting certain criteria are recorded as finance leases. We have finance leases for certain locations, expiring at various dates through August 1, 2037. Our finance lease right-of-use assets are included in property and equipment on our Consolidated Balance Sheets. Amortization of finance lease right-of-use assets is computed on a straight-line basis over the term of the lease, unless the lease transfers title or it contains a bargain purchase option, in which case, it is amortized over the asset’s useful life and is included in depreciation expense. Finance lease liabilities are recorded as the lesser of the estimated fair market value of the leased property or the net present value of the aggregated future minimum payments and are included in current maturities of long-term debt and long-term debt on our Consolidated Balance Sheets. Interest associated with these obligations is included in other interest expense in the Consolidated Statements of Operations. See Note 7.

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

Goodwill is not amortized but tested for impairment at least annually, and more frequently if events or circumstances indicate the carrying amount of the reporting unit more likely than not exceeds fair value. We have the option to qualitatively or quantitatively assess goodwill for impairment, and we evaluated our goodwill using a qualitative assessment process. Goodwill is tested for impairment at the reporting unit level. Our reporting units are individual stores as this is the level at which discrete financial information is available and for which operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance.

We test our goodwill for impairment on October 1 of each year. In 2019, we evaluated our goodwill using a qualitative assessment process. If the qualitative factors determine that it is more likely than not that the fair value of the reporting unit exceeds the carrying amount, goodwill is not impaired. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying amount, we would further evaluate for potential impairment. See Note 5 and Note 13.

Franchise Value
We enter into agreements (“Franchise Agreements”) with our manufacturers. Franchise value represents a right received under Franchise Agreements with manufacturers and is identified on an individual store basis.

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

We test our franchise value for impairment on October 1 of each year. In 2019, we evaluated our franchise value using a qualitative assessment process. If the qualitative factors discussed above determine that it is more likely than not that the fair value of the individual store’s franchise value exceeds the carrying amount, the franchise value is not impaired and the second step is not necessary. If the qualitative assessment determines it is more likely than not the fair value is less than the carrying value, then a quantitative valuation of our franchise value is performed and an impairment would be recorded. See Note 5 and Note 13.

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

Year Ended December 31,	2019	2018	2017
Advertising expense, gross	$139.8	$134.2	$116.1
Manufacturer cooperative advertising credits	(27.9)	(25.5)	(22.8)
Advertising expense, net	$111.9	$108.7	$93.3

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

We have a credit facility with a syndicate of 19 financial institutions, including seven manufacturer-affiliated finance companies. Several of these financial institutions also provide vehicle financing for certain new vehicles, vehicles that are designated for use as service loaners and mortgage financing. This credit facility is the primary source of floor plan financing for our new vehicle inventory and also provides used vehicle financing and a revolving line of credit. The term of the facility extends through January 2025. At maturity, our financial condition could be materially adversely impacted if lenders are unable to provide credit that has typically been extended to us or with terms unacceptable to us. Our financial condition could be materially adversely impacted if these providers incur losses in the future or undergo funding limitations. See Note 6.

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

We offer a limited warranty on the sale of most retail used vehicles. This warranty is based on mileage and time. We also offer a mileage and time based warranty on parts used in our service repair work and on tire purchases. The cost that may be incurred for these warranties is estimated at the time the related revenue is recorded. A reserve for these warranty liabilities is estimated based on current sales levels, warranty experience rates and estimated costs per claim. The annual activity for reserve increases and claims is immaterial. As of December 31, 2019 and 2018, the accrued warranty balance was $0.6 million and $0.5 million, respectively.

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

We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $171.5 million and $149.6 million as of December 31, 2019, and December 31, 2018, respectively; and we recognized $25.9 million and $21.9 million of revenue in the years ended December 31, 2019, and December 31, 2018, respectively, related to our opening contract liability balances. Our contract liability balance is included in accrued liabilities and deferred revenue.

Finance and Insurance Sales
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. As a part of the vehicle sale, we seek to arrange financing for customers and sell a variety of add-ons, such as extended warranty service contracts. These products are inherently attached to the governing vehicle and performance of the obligation cannot be performed without the underlying sale of the vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract under the new standard. Our contract asset balance was $8.9 million and $9.2 million as of December 31, 2019, and December 31, 2018, respectively; and is included in trade receivables and other non-current assets.

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

Note 2. Accounts Receivable

Accounts receivable consisted of the following (in millions):

December 31,	2019	2018
Contracts in transit	$269.7	$294.0
Trade receivables	52.8	54.3
Vehicle receivables	50.9	51.6
Manufacturer receivables	112.4	105.5
Auto loan receivables	62.2	61.5
Other receivables	19.4	6.8
	567.4	573.7
Less: Allowance for doubtful accounts	(7.3)	(7.2)
Less: Long-term portion of accounts receivable, net	(55.1)	(37.1)
Total accounts receivable, net	$505.0	$529.4

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 3. Inventories

The components of inventories consisted of the following (in millions):

December 31,	2019	2018
New vehicles	$1,704.1	$1,700.1
Used vehicles	638.1	576.8
Parts and accessories	91.5	88.4
Total inventories	$2,433.7	$2,365.3

The new vehicle inventory cost is generally reduced by manufacturer holdbacks and incentives, while the related floor plan notes payable are reflective of the gross cost of the vehicle.

Note 4. Property and Equipment

Property and equipment consisted of the following (in millions):

December 31,	2019	2018
Land	$473.0	$419.7
Building and improvements	948.0	821.6
Service equipment	113.3	106.3
Furniture, office equipment, signs and fixtures	327.0	283.5
	1,861.3	1,631.1
Less accumulated depreciation	(284.3)	(240.5)
	1,577.0	1,390.6
Construction in progress	34.7	57.4
	$1,611.7	$1,448.0

Long-lived Asset Impairment Charges
We recorded $0.5 million and $1.3 million of impairment charges associated with certain properties in 2019 and 2018, respectively. The long-lived assets were tested for recoverability and were determined to have a carrying value exceeding their fair value. We did not record any impairment charges associated with property and equipment in 2017.

Note 5. Goodwill and Franchise Value

The following is a roll-forward of goodwill (in millions):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2017 ¹	$114.0	$104.3	$38.0	$256.3
Adjustments to purchase price allocations [2]	51.4	85.8	43.5	180.7
Reductions through divestitures	(0.9)	(1.2)	—	(2.1)
Balance as of December 31, 2018 ¹	164.5	188.9	81.5	434.9
Adjustments to purchase price allocations [3]	1.6	1.6	1.9	5.1
Additions through acquisitions [3]	6.2	9.0	2.2	17.4
Reductions from impairments	(0.3)	(1.3)	(0.1)	(1.7)
Reductions through divestitures	(0.2)	(0.9)	—	(1.1)
Balance as of December 31, 2019 [1]	$171.8	$197.3	$85.5	$454.6

(1)	Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.

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

(3)
Our purchase price allocation for the 2018 acquisitions of the Ray Laks Honda, Ray Laks Acura, Day Auto Group, Prestige Auto Group, and Buhler Ford were finalized in 2019. As a result, we added $22.5 million of goodwill. Our purchase price allocation for the 2019 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 15.

The following is a roll-forward of franchise value (in millions):

Franchise Value
Balance as of December 31, 2017	$187.0
Additions through acquisitions	103.5
Adjustments to purchase price allocations [1]	(1.8)
Balance as of December 31, 2018	288.7
Additions through acquisitions [2]	20.9
Adjustments to purchase price allocations [2]	3.5
Reductions through divestitures	(6.0)
Reductions from impairments	(0.4)
Balance as of December 31, 2019	$306.7

(1)
Our purchase price allocation for the 2017 acquisitions of the Baierl Auto Group, the Downtown LA Auto Group, Crater Lake Ford Lincoln, Crater Lake Mazda, Albany CJD Fiat and the 2018 acquisition of Broadway Ford were finalized in 2018.Also, our purchase price allocation for the 2018 acquisition of Prestige Auto Group was preliminary and was allocated to our segments in 2018. As a result, we added $103.5 million of franchise value.

(2)
Our purchase price allocation for the 2018 acquisitions of the Ray Laks Honda, Ray Laks Acura, Day Auto Group, Prestige Auto Group, and Buhler Ford were finalized in 2019. As a result, we added $24.4 million of franchise value. Our purchase price allocation for the 2019 acquisitions are preliminary and franchise value is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 15.

Note 6. Credit Facilities and Long-Term Debt

Below is a summary of our outstanding balances on credit facilities and long-term debt (in millions):

December 31,	2019	2018
Floor plan notes payable: non-trade	$1,642.4	$1,733.3
Floor plan notes payable	425.2	324.4
Total floor plan debt	$2,067.6	$2,057.7

Used and service loaner vehicle inventory financing commitments	$149.0	$332.0
Revolving lines of credit	—	131.6
Real estate mortgages	597.7	592.3
5.250% Senior notes due 2025	300.0	300.0
4.625% Senior notes due 2027	400.0	—
Other debt	33.6	34.2
Total long-term debt outstanding	1,480.3	1,390.1
Less: unamortized debt issuance costs	(10.4)	(6.0)
Less: current maturities (net of current debt issuance costs)	(39.3)	(25.9)
Long-term debt	$1,430.6	$1,358.2

Credit Facility
Effective December 9, 2019, we amended our syndicated credit facility (“credit facility”) increasing the total financing commitment to $2.8 billion and extended the term to January 2025. Our credit facility is comprised of 19 financial institutions, including seven manufacturer-affiliated finance companies.

We have the option to reallocate the commitments, provided that the used vehicle inventory floor plan financing commitment does not exceed 16.5% of aggregate commitments, the revolving loan commitment does not exceed 18.75% of aggregate commitments, the service loaner floor plan financing commitment does not exceed $100 million, and the sum of these commitments plus the new vehicle inventory floor plan financing commitment does not exceed the aggregate total financing commitment of $2.8 billion. Additionally, we may request an increase in the aggregate new vehicle floor plan commitment of up to $400 million, provided that the aggregate commitment does not exceed $3.2 billion. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

Our obligations under our credit facility are secured by a substantial amount of our assets, including our inventory (including new and used vehicles, parts and accessories), equipment, accounts receivable (and other rights to payment) and our equity interests in certain subsidiaries. Under our credit facility, our obligations relating to new vehicle floor plan loans are secured only be collateral owned by borrowers of new vehicle floor plan loans under the credit facility.

The interest rate on the credit facility, as amended, varies based on the type of debt, with the rate of one-month LIBOR plus 1.10% for new vehicle floor plan financing, one-month LIBOR plus 1.40% for used vehicle floor plan financing; and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.00% to 2.00%, depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 2.88% at December 31, 2019. The annual interest rate associated with both our used vehicle inventory financing commitment and our revolving line of credit was 3.18% at December 31, 2019.

Under the terms of our credit facility, we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of December 31, 2019
Current ratio	Not less than 1.10 to 1	1.31 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.88 to 1
Leverage ratio	Not more than 5.75 to 1	2.62 to 1

Other Lines of Credit
During 2019 we entered into a revolving line of credit agreement with Chrysler Capital, a program of Chrysler Group LLC and Santander Consumer USA. The revolving line of credit includes a commitment of up to $20.0 million, secured by certain assets from select Chrysler locations. The interest rate on this revolving line is equal to the one-month LIBOR rate plus 1.50%. Along with this new line with Chrysler Capital, we have a revolving line of credit with Ford Motor Credit Company, bringing our other lines of credit to a total financing commitment of $80.0 million. These other lines of credit mature in 2021 and have interest rates up to 7.33%. As of December 31, 2019, no amounts were outstanding on these other lines of credit.

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. As discussed above in “Operating Activities” in “Liquidity and Capital Resources”, during 2019 we entered a floor plan agreement with Chrysler Capital. This facility provides floor plan financing for new vehicle inventory at select Chrysler stores. This facility adds to our existing facility with Ford Motor Credit Company. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of December 31, 2019, $425.2 million was outstanding on these agreements at interest rates ranging up to 6.25%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 5.3% at December 31, 2019. The mortgages are payable in various installments through August 1, 2038. As of December 31, 2019, we had fixed interest rates on 72.5% of our outstanding mortgage debt.

Our other debt includes finance lease liabilities and sellers’ notes. The interest rates associated with our other debt ranged from 2.5% to 8.5% at December 31, 2019. This debt, which totaled $33.6 million at December 31, 2019, is due in various installments through August 2037.

5.250% Senior Notes Due 2025
On July 24, 2017, we issued $300.0 million in aggregate principal amount of 5.250% Senior Notes due 2025 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Notes from July 24, 2017 and is payable semiannually on February 1 and August 1. The first interest payment was paid on February 1, 2018. We may redeem the Notes in whole or in part at any time prior to August 1, 2020 at a price equal to 100% of the principal amount plus a make-whole premium set forth in the Indenture and accrued and unpaid interest. After August 1, 2020, we may redeem some or all of the Notes subject to the redemption prices set forth in the Indenture. If we experience specific kinds of changes of control, as described in the Indenture, we must offer to repurchase the Notes at 101% of their principal amount plus accrued and unpaid interest to the date of purchase.

4.625% Senior Notes Due 2027
On December 9, 2019, we issued $400.0 million in aggregate principal amount of 4.625% Senior Notes due 2027 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Senior Notes from December 9, 2019 and is payable semiannually on June 15 and December 15. We may redeem the Senior Notes in whole or in part, on or after December 15, 2022, at the redemption prices set forth in the Indenture. Prior to December 15, 2022, we may redeem the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium set forth in the Indenture. In addition, prior to December 15, 2022, we may redeem up to 40% of the Senior Notes from the proceeds of certain equity offerings. Upon certain change of control events (as set forth in the Indenture), the holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes at a purchase price of 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.

Future Principal Payments
The schedule of future principal payments associated with real estate mortgages, our Senior Notes and other debt as of December 31, 2019 was as follows (in millions):

Year Ending December 31,
2020	$41.9
2021	49.5
2022	65.8
2023	60.4
2024	77.6
Thereafter	1,036.1
Total principal payments	$1,331.3

Note 7. Commitments and Contingencies

Leases
As described further in Note 21, we adopted Topic 842 as of January 1, 2019, using the modified retrospective approach. This allows adjustment with a cumulative-effect adjustment as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840. See Note 11 for future minimum operating lease payments after December 31, 2019, as presented under Topic 842.

Charge-Backs for Various Contracts
We have recorded a liability of $57.0 million as of December 31, 2019 for our estimated contractual obligations related to potential charge-backs for vehicle service contracts, lifetime oil change contracts and other various insurance contracts that are terminated early by the customer. We estimate that the charge-backs will be paid out as follows (in millions):

Year Ending December 31,
2020	$31.2
2021	16.3
2022	6.8
2023	2.2
2024	0.5
Thereafter	—
Total	$57.0

Lifetime Lube, Oil and Filter Contracts
We retain the obligation for lifetime lube, oil and filter service contracts sold to our customers and assumed the liability of certain existing lifetime lube, oil and filter contracts. These amounts are recorded as a contract liability. At the time of sale, we defer the full sale price and recognize the revenue based on the rate we expect future costs to be incurred. As of December 31, 2019, we had a contract liability balance of $172.0 million associated with these contracts and estimate the contract liability will be recognized as follows (in millions):

Year Ending December 31,
2020	$34.3
2021	27.4
2022	21.9
2023	18.2
2024	15.4
Thereafter	54.8
Total	$172.0

The contract liability balance is recorded as components of deferred revenue and accrued liabilities in our Consolidated Balance Sheets.

We periodically evaluate the estimated future costs of these assumed contracts and record a charge if future expected claim and cancellation costs exceed the contract liability to be recognized. As of December 31, 2019, we had a reserve balance of $2.9 million recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets. The charges associated with this reserve were recognized in 2011 and earlier.

Self-insurance Programs
We self-insure a portion of our property and casualty insurance, vehicle open lot coverage, medical insurance and workers’ compensation insurance. Third parties are engaged to assist in estimating the loss exposure related to the self-retained portion of the risk associated with these insurances. Additionally, we analyze our historical loss and claims experience to estimate the loss exposure associated with these programs. As of December 31, 2019 and 2018, we had liabilities associated with these programs of $34.4 million and $39.9 million, respectively, recorded as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Litigation
We are party to numerous legal proceedings arising in the normal course of our business. Although we do not anticipate that the resolution of legal proceedings arising in the normal course of business will have a material adverse effect on our business, results of operations, financial condition, or cash flows, we cannot predict this with certainty.

Note 8. Stockholders’ Equity

Class A and Class B Common Stock
The shares of Class A common stock are not convertible into any other series or class of our securities. Each share of Class B common stock, however, is freely convertible into one share of Class A common stock at the option of the holder of the Class B common stock. All shares of Class B common stock automatically convert to shares of Class A common stock (on a share-for-share basis, subject to adjustment) on the earliest record date for an annual meeting of our shareholders on which the number of shares of Class B common stock outstanding is less than 1% of the total number of shares of common stock outstanding. Shares of Class B common stock may not be transferred to third parties, except for transfers to certain family members and in other limited circumstances.

Holders of Class A common stock are entitled to one vote for each share held of record and holders of Class B common stock are entitled to ten votes for each share held of record. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to shareholders.

At a special meeting of shareholders held on January 21, 2019, Sidney B. DeBoer and the Company executed a Class B Conversion Agreement pursuant to which Mr. DeBoer agreed to cause all of the remaining 1,000,000 shares of our Class B common stock to be converted into shares of our Class A common stock by December 31, 2025. The Class B Conversion Agreement will require the conversion of at least 15% of the 1,000,000 Class B shares by the end of every two years, with the first 15% to be converted by December 31, 2020, a total of 30% by December 31, 2022, a total of 45% by December 31, 2024, and the balance by December 31, 2025. As of December 31, 2019, Lithia Holding Company, L.L.C., held 600,000 shares of our Class B common stock.

Repurchases of Class A Common Stock
Repurchases of our Class A Common Stock occurred under repurchase authorizations granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units (“RSUs”).

On October 22, 2018, our Board of Directors approved a $250 million repurchase authorization. Share repurchases under our authorizations were as follows:

	Repurchases Occurring in 2019		Cumulative Repurchases as of December 31, 2019
	Shares	Average Price	Shares	Average Price
Share Repurchase Authorization	—	$—	3,155,095	$84.43

As of December 31, 2019, we had $233.6 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2019, we repurchased 40,356 shares at an average price of $80.39 per share, for a total of $3.2 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

The following is a summary of our repurchases in the years ended December 31, 2019, 2018 and 2017:

Year Ended December 31,	2019	2018	2017
Shares repurchased pursuant to repurchase authorizations	—	2,112,370	329,000
Total purchase price (in millions)	$—	$179.0	$30.5
Average purchase price per share	$—	$84.72	$92.79
Shares repurchased in association with tax withholdings on the vesting of RSUs	40,356	30,119	32,457

In the second quarter of 2019, we entered into a structured repurchase agreement involving the use of capped call options for the purchase of our Class A common stock. We paid a fixed sum of $36.5 million upon execution of the agreement in exchange for the right to receive either a pre-determined amount of cash or stock. As of December 31, 2019, the capped call options had expired, and we received $38.9 million in cash.

Dividends
We declared and paid dividends on our Class A and Class B Common Stock as follows:

Quarter declared	Dividend amount per Class A and Class B share	Total amount of dividends paid (in millions)
2017
First quarter	$0.25	$6.3
Second quarter	0.27	6.8
Third quarter	0.27	6.7
Fourth quarter	0.27	6.7
2018
First quarter	$0.27	$6.7
Second quarter	0.29	7.2
Third quarter	0.29	7.0
Fourth quarter	0.29	6.8
2019
First quarter	$0.29	$6.7
Second quarter	0.30	7.0
Third quarter	0.30	7.0
Fourth quarter	0.30	6.9

Note 9. 401(k) Profit Sharing, Deferred Compensation and Long-Term Incentive Plans

We have a defined contribution 401(k) plan and trust covering substantially all full-time employees. The annual contribution to the plan is at the discretion of our Board of Directors. Contributions of $9.8 million, $5.7 million, and $5.8 million were recognized for the years ended December 31, 2019, 2018 and 2017, respectively. Employees may contribute to the plan if they meet certain eligibility requirements.

We offer a non-qualified deferred compensation and supplemental executive retirement plan (the “SERP”) to provide certain employees the ability to accumulate assets for retirement on a tax deferred basis. We may, depending on position, also make discretionary contributions to the SERP. These discretionary contributions could vest immediately or up to seven years based on the employee’s age. Additionally, a participant may defer a portion of his or her compensation and receive the deferred amount upon certain events, including termination or retirement.

The following is a summary related to our SERP (in millions):

Year Ended December 31,	2019	2018	2017
Compensation expense	$0.9	$1.3	$1.1
Total discretionary contribution	$0.3	$0.8	$1.7
Guaranteed annual return	5.00%	5.00%	5.00%

As of December 31, 2019 and 2018, the balance due to participants was $37.9 million and $32.9 million, respectively, and was included as a component of other long-term liabilities in the Consolidated Balance Sheets.

Note 10. Stock-Based Compensation

2009 Employee Stock Purchase Plan
During 2019, we registered an additional 1,500,000 shares to the 2009 Employee Stock Purchase Plan (the “2009 ESPP”), now allowing for the issuance of 3,000,000 shares of our Class A common stock. The 2009 ESPP is intended to qualify as an “Employee Stock Purchase Plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and is administered by the Compensation Committee of the Board of Directors.

Eligible employees are entitled to defer up to 10% of their base pay for the purchase of stock, up to $25,000 of fair market value of our Class A common stock annually. The purchase price is equal to 85% of the fair market value at the end of the purchase period.

Following is information regarding our 2009 ESPP:

Year Ended December 31,	2019
Shares purchased pursuant to 2009 ESPP	112,138
Weighted average per share price of shares purchased	$101.03
Weighted average per share discount from market value for shares purchased	$17.83

As of December 31,	2019
Shares available for purchase pursuant to 2009 ESPP	1,526,505

Compensation expense related to our 2009 ESPP is calculated based on the 15% discount from the per share market price on the date of grant.

2013 Stock Incentive Plan
Our 2013 Stock Incentive Plan, as amended, (the “2013 Plan”) allows for the grant of a total of 3.8 million shares in the form of stock appreciation rights, qualified stock options, nonqualified stock options, restricted share awards and restricted stock unit awards (“RSUs”) to our officers, key employees, directors and consultants. The 2013 Plan is administered by the Compensation Committee of the Board of Directors and permits accelerated vesting of outstanding awards upon the occurrence of certain changes in control. As of December 31, 2019, 1,100,660 shares of Class A common stock were available for future grants. As of December 31, 2019, there were no stock appreciation rights, qualified stock options, nonqualified stock options or restricted share awards outstanding.

Restricted Stock Unit Awards
RSU grants vest over a period of time up to four years from the date of grant. RSU activity was as follows:

	RSUs	Weighted average grant date fair value
Balance, December 31, 2018	409,865	$99.72
Granted	288,761	75.73
Vested	(117,873)	92.00
Forfeited	(84,071)	87.53
Balance, December 31, 2019	496,682	90.00

We granted 67,152 time-vesting RSUs to members of our Board of Directors and employees in 2019. Each grant entitles the holder to receive shares of our Class A common stock upon vesting. A portion of the RSUs vest over four years, beginning on the second anniversary of the grant date, for employees and vests quarterly for our Board of Directors, over their service period.

Certain key employees were granted 221,609 performance and time-vesting RSUs in 2019. Of these, 167,808 shares were earned based on attaining various target levels of operational performance. Based on the levels of performance achieved in 2019, a weighted average attainment level of 75.7% for these RSUs was met. These RSUs will vest over four years from the grant date.

Stock-Based Compensation
As of December 31, 2019, unrecognized stock-based compensation related to outstanding, but unvested RSUs was $14.2 million, which will be recognized over the remaining weighted average vesting period of 2.2 years.

Certain information regarding our stock-based compensation was as follows:

Year Ended December 31,	2019	2018	2017
Per share intrinsic value of non-vested stock granted	$75.73	$86.84	$99.24
Weighted average per share discount for compensation expense recognized under the 2009 ESPP	17.83	13.10	15.20
Fair value of non-vested stock that vested during the period (in millions)	92.0	92.0	69.6
Stock-based compensation recognized in Consolidated Statements of Operations, as a component of selling, general and administrative expense (in millions)	16.2	13.4	11.3
Tax benefit recognized in Consolidated Statements of Operations (in millions)	2.7	3.5	3.5
Cash received from options exercised and shares purchased under all share-based arrangements (in millions)	11.3	10.6	7.8
Tax deduction realized related to stock options exercised (in millions)	9.8	9.0	9.0

Note 11. Leases

Lease Accounting
We lease certain dealerships, office space, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We have elected not to bifurcate lease and non-lease components related to leases of real property.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 26 or more years. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Certain of our lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We rent or sublease certain real estate to third parties.

As described further in “Note 21. Changes in Accounting Policies,” we adopted Topic 842 as of January 1, 2019. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 840.

The table below presents the lease-related liabilities recorded on the balance sheet (in millions):

	December 31, 2019	December 31, 2018
Operating lease liabilities:
Current portion included in accrued liabilities	$25.2	$—
Noncurrent operating lease liabilities	238.5	—
Total operating lease liabilities	263.7	—
Finance lease liabilities:
Current portion included in current maturities of long-term debt	1.1	2.0
Long-term portion of lease liabilities in long-term debt	29.5	28.8
Total finance lease liabilities [1]	30.6	30.8
Total lease liabilities	$294.3	$30.8
Weighted-average remaining lease term:
Operating leases	13 years
Finance leases	13 years
Weighted-average discount rate:
Operating leases	5.81%
Finance leases	5.08%
1 Corresponding finance lease right-of-use assets are not material and are included in property and equipment, net of accumulated depreciation.

The components of lease costs, which were included in selling, general and administrative in our Consolidated Statements of Operations, were as follows (in millions):

Year Ended December 31,
2019
Operating lease cost [1]	$48.5
Variable lease cost [2]	1.4
Sublease income	(4.6)
Total lease costs	$45.3
1 Includes short-term and month-to-month lease costs, which are immaterial.
2 Variable lease cost generally includes reimbursement for actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased real estate.

Rent expense, net of sublease income, for all operating leases was $43.3 million and $33.4 million for the years ended December 31, 2018 and 2017, respectively. These amounts are included as a component of selling, general and administrative expenses in our Consolidated Statements of Operations.

As of December 31, 2019, the maturities of our operating lease liabilities were as follows (in millions):

Operating Leases
Year Ending December 31,
2020	$37.7
2021	35.1
2022	33.1
2023	28.2
2024	25.7
Thereafter	210.3
Total minimum lease payments	370.1
Less:
Present value adjustment	(106.4)
Operating lease liabilities	$263.7

Note 12. Derivative Financial Instruments

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

In the second quarter of 2019, to hedge the business exposure to rising interest rates on a portion of our variable rate debt, we entered into a 5-year, zero-cost interest rate collar, with an aggregate notional amount of $300 million. This instrument hedges interest rate risk related to a portion of our $1.6 billion of non-trade floor plan notes payable.

The gains and losses from the cash flow hedge are recorded in AOCI and released to interest expense in the same period that the hedged interest expense on the floor plan is recognized. As of December 31, 2019, we had a loss of $1.0 million recorded associated with the fair value of our derivative instrument, included as a component of accrued liabilities and other long-term liabilities with the offset in AOCI. As of December 31, 2019, the amount of net losses we expect to reclassify from AOCI into interest expense in earnings within the next twelve months is immaterial. However, the actual amount reclassified could vary due to future changes in the fair value of these derivatives. No amounts were reclassified from AOCI in the twelve months ended December 31, 2019.

See Note 13 for information on the fair value of the derivative contract. We did not have any activity related to the effect of derivative instruments in 2018 or 2017.

Note 13. Fair Value Measurements

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

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of December 31, 2019, our real estate mortgages and other debt, which includes finance lease liabilities, had maturity dates between September 1, 2020 and August 31, 2038.

We have derivative instruments consisting of interest rate collars. The fair value of derivative liabilities is measured using observable Level 2 market expectations at each measurement date and is recorded as current liabilities and other long-term liabilities in the Consolidated Balance Sheets. See Note 12 for more details regarding our derivative contracts.

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

There were no changes to our valuation techniques during the year ended December 31, 2019.

Below are our derivative liabilities that are measured at fair value (in millions):

Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$—	$1.0	$—

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows (in millions):

December 31,	2019	2018

Carrying value
5.250% Senior Notes due 2025	$300.0	$300.0
4.625% Senior Notes due 2027	400.0	—
Real Estate Mortgages and Other Debt	466.6	445.8
	$1,166.6	$745.8

Fair value
5.250% Senior Notes due 2025	$315.0	$278.6
4.625% Senior Notes due 2027	412.0	—
Real Estate Mortgages and Other Debt	468.7	448.7
	$1,195.7	$727.3

Below are our goodwill and franchise value amounts measured at fair value (in millions):

Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Measured on a non-recurring basis:
Goodwill	$—	$—	$0.1

Goodwill and franchise value for our reporting units are tested for impairment annually as of October 1 or more frequently when events or changes in circumstances indicate that impairment may have occurred. We elected to perform qualitative franchise value and goodwill impairment tests as of October 1, 2019. As a result of these tests, we identified certain reporting units where it was more likely than not the fair value was less than the carrying amount, and recorded non-cash impairment charges of $1.7 million and $0.4 million, which was equal to the difference between the fair value and the carrying value for goodwill and franchise value, respectively. The non-cash impairment charges are included in “Asset impairments” in the accompanying Consolidated Statements of Operations and are reported in the “Corporate and Other” category of our segment information.

Note 14. Income Taxes

Income Tax Provision
The income tax provision was as follows (in millions):

Year Ended December 31,	2019	2018	2017
Current:
Federal	$40.0	$30.3	$95.1
State	24.0	11.5	16.9
	64.0	41.8	112.0
Deferred:
Federal	34.7	20.4	(14.2)
State	5.2	9.6	4.1
	39.9	30.0	(10.1)
Total	$103.9	$71.8	$101.9

At December 31, 2019 and 2018, we had income taxes payable of $10.1 million and income tax receivable of $17.1 million included as a component of accrued liabilities and other current assets, respectively, in our Consolidated Balance Sheets.

The reconciliation between amounts computed using the federal income tax rate of 21% in 2019 and 2018, and 35% in 2017 and our income tax provision is shown in the following tabulation (in millions):

Year Ended December 31,	2019	2018	2017
Federal tax provision at statutory rate	$78.8	$70.9	$121.5
State taxes, net of federal income tax benefit	23.6	16.1	13.3
Non-deductible items	2.6	1.5	1.3
Permanent differences related to stock compensation	0.2	(0.1)	(0.8)
Net change in valuation allowance	(0.5)	0.5	0.3
General business credits	(0.9)	(1.1)	(0.9)
Deferred remeasurement for change in statutory tax rate	—	(15.8)	(32.9)
Other	0.1	(0.2)	0.1
Income tax provision	$103.9	$71.8	$101.9

Deferred Taxes
Individually significant components of the deferred tax assets and (liabilities) are presented below (in millions):

December 31,	2019	2018
Deferred tax assets:
Deferred revenue and cancellation reserves	$48.4	$47.2
Allowances and accruals, including state tax carryforward amounts	42.1	40.8
Lease Liability	69.7	—
Credits and other	0.3	0.3
Valuation allowance	(0.6)	(1.1)
Total deferred tax assets	159.9	87.2

Deferred tax liabilities:
Inventories	(40.0)	(42.0)
Goodwill	(60.7)	(48.2)
Property and equipment, principally due to differences in depreciation	(113.6)	(78.0)
Right of Use Asset	(66.6)	—
Prepaid expenses and other	(10.1)	(10.2)
Total deferred tax liabilities	(291.0)	(178.4)
Total	$(131.1)	$(91.2)

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

As of December 31, 2019, we had a $0.6 million valuation allowance recorded associated with our deferred tax assets. The entire allowance is associated with state net operating losses generated in previous years. The valuation allowance decreased $0.5 million in the current year as a result of taxable income and the expected realization of these benefits.

As of December 31, 2019, we had state net operating loss (NOL) carryforward amounts totaling approximately $2.2 million, tax effected, with expiration dates through 2039. We believe that it is more likely than not that the benefit from certain state NOL carryforward amounts will not be realized. In recognition of this risk, we have recorded a valuation allowance of $0.6 million on the deferred tax assets relating to these state NOL carryforwards as discussed above. We had $0.2 million, tax effected, in state tax credit carryforwards with expiration dates through 2029. We believe it is more likely than not that the benefits from these state tax credit carryforwards will be realized.

Unrecognized Tax Benefits
We have no unrecognized tax benefits recorded as of December 31, 2019, 2018 and 2017.

Open tax years at December 31, 2019 included the following:

Federal	2016 - 2019
21 states	2015 - 2019

Note 15. Acquisitions

In 2019, we completed the following acquisitions:

•	On May 1, 2019, Hamilton Honda in Hamilton Township, New Jersey.

•	On May 20, 2019, Ford Lincoln of Morgantown in Morgantown, West Virginia.

•	On July 1, 2019, Jaguar Landrover Mission Viejo in Mission Viejo, California.

•	On August 19, 2019, Hazleton Honda in Hazle Township, PA.

•	On October 7, 2019, Chrysler Dodge Jeep Ram Fiat of Morgantown and Subaru of Morgantown in Morgantown, West Virginia.

•	On November 4, 2019, Wesley Chapel Toyota, Wesley Chapel Honda, and Tampa Honda in Florida.

Revenue and operating income contributed by the 2019 acquisitions subsequent to the date of acquisition were as follows (in millions):

Year Ended December 31,	2019
Revenue	$232.3
Operating income	3.1

In 2018, we completed the following acquisitions:

•	On January 15, 2018, Ray Laks Honda in Orchard Park, New York and Ray Laks Acura in Buffalo, New York.

•	On February 26, 2018, Day Auto Group, a seven store platform based in Pennsylvania.

•	On March 1, 2018, Prestige Auto Group, a six store platform based in New Jersey and New York.

•	On April 2, 2018, Broadway Ford in Idaho Falls, Idaho.

•	On April 23, 2018, Buhler Ford in Eatontown, New Jersey.

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

The following tables summarize the consideration paid in cash and equity securities for the acquisitions and the preliminary amount of identified assets acquired and liabilities assumed as of the acquisition date (in millions):

Consideration paid for the Year Ended December 31,	2019	2018
Cash paid, net of cash acquired	$366.6	$373.8
Debt issued	26.4	125.1
	$393.0	$498.9

Assets acquired and liabilities assumed for the Year Ended December 31,	2019	2018
Trade receivables, net	$—	$0.7
Inventories	105.2	180.0
Franchise value	—	29.8
Property and equipment	124.0	179.7
Other assets	193.1	48.6
Floor plan notes payable	—	(10.8)
Other liabilities	(29.3)	(2.3)
	393.0	425.7
Goodwill	—	73.2
	$393.0	$498.9

The purchase price allocations for the 2019 acquisitions are preliminary as we have not obtained all of the detailed information to finalize the opening balance sheet related to real estate purchased, leases assumed and the allocation of franchise value to each reporting unit. Management has recorded the purchase price allocations based on the information that is currently available.

We expect substantially all of the goodwill related to acquisitions completed in 2019 to be deductible for federal income tax purposes.

We account for franchise value as an indefinite-lived intangible asset. We recognized $2.5 million and $4.3 million, respectively, in acquisition related expenses as a component of selling, general and administrative expenses in the Consolidated Statements of Operations in 2019 and 2018, respectively.

The following unaudited pro forma summary presents consolidated information as if the acquisitions had occurred on January 1 of the previous year (in millions, except for per share amounts):

Year Ended December 31,	2019	2018
Revenue	$13,193.4	$12,831.9
Net income	280.2	275.6
Basic net income per share	12.07	11.31
Diluted net income per share	11.98	11.26

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

Note 16. Related Party Transactions

Transition Agreement
In September 2015, we entered into a transition agreement with Sidney B. DeBoer, our Chairman of the Board, which provided him certain benefits until his death. The agreement has an effective date of January 1, 2016 and the initial payment of these benefits began in the third quarter of 2016. On January 22, 2019, we amended the transition agreement to end the annual payments to Mr. DeBoer after 17 years, commencing January 1, 2019, or upon Mr. DeBoer’s death, whichever occurs first.

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

The balance associated with this agreement was $14.8 million and $15.7 million as of December 31, 2019 and 2018, respectively, and was included as a component of accrued liabilities and other long-term liabilities in our Consolidated Balance Sheets.

Note 17. Net Income Per Share of Class A and Class B Common Stock

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

Except with respect to voting and transfer rights, the rights of the holders of our Class A and Class B common stock are identical. Our Restated Articles of Incorporation require that the Class A and Class B common stock must share equally in any dividends, liquidation proceeds or other distribution with respect to our common stock and the Articles of Incorporation can only be amended by a vote of the shareholders. Additionally, Oregon law limits amendments to our Articles of Incorporation that would alter the rights, powers or preferences of a given class of stock without the approval of the class of stock adversely affected by the proposed amendment. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. Because the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in millions, except per share amounts):

Year Ended December 31,	2019		2018		2017
(in millions, except per share data)	Class A	Class B	Class A	Class B	Class A	Class B
Net income from continuing operations applicable to common stockholders	$264.5	$7.0	$254.8	$10.9	$233.4	$11.8
Reallocation of distributed net income due to conversion of Class B to Class A common shares outstanding	0.7	—	1.1	—	1.3	—
Conversion of Class B common shares into Class A common shares	6.3	—	9.8	—	10.5	—
Net income applicable to common stockholders - diluted	$271.5	$7.0	$265.7	$10.9	$245.2	$11.8

Weighted average common shares outstanding – basic	22.6	0.6	23.4	1.0	23.9	1.2
Conversion of Class B common shares into Class A common shares	0.6	—	1.0	—	1.2	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.2	—	0.1	—	—	—
Weighted average common shares outstanding – diluted	23.4	0.6	24.5	1.0	25.1	1.2

Net income per common share - basic	$11.70	$11.70	$10.91	$10.91	$9.78	$9.78
Net income per common share - diluted	$11.60	$11.60	$10.86	$10.86	$9.75	$9.75

Antidilutive Securities
Shares issuable pursuant to employee stock purchases not included since they were antidilutive	—	—	—	—	—	—

Note 18. Segments

Certain financial information on a segment basis is as follows (in millions):

Year Ended December 31,	2019	2018	2017
Revenues:
Domestic	$4,382.4	$4,215.0	$3,845.8
Import	5,267.8	5,038.1	4,432.8
Luxury	2,991.9	2,560.3	1,810.1
	12,642.1	11,813.4	10,088.7
Corporate and other	30.6	8.0	(2.2)
	$12,672.7	$11,821.4	$10,086.5

Segment income*:
Domestic	$123.4	$97.6	$105.2
Import	153.9	116.2	117.8
Luxury	57.1	43.9	37.0
	334.4	257.7	260.0
Corporate and other	170.2	202.4	167.4
Depreciation and amortization	(82.4)	(75.4)	(57.7)
Other interest expense	(60.6)	(56.0)	(34.8)
Other income, net	13.8	8.8	12.2
Income before income taxes	$375.4	$337.5	$347.1

*Segment income for each of the segments is defined as Income from operations before income taxes, depreciation and amortization, other interest expense and other income, net.

Year Ended December 31,	2019	2018	2017
Floor plan interest expense:
Domestic	$53.6	$52.4	$37.2
Import	44.1	41.6	29.0
Luxury	30.2	25.6	15.8
	127.9	119.6	82.0
Corporate and other	(55.1)	(57.3)	(42.7)
	$72.8	$62.3	$39.3

December 31,	2019	2018
Total assets:
Domestic	$1,467.6	$1,488.0
Import	1,306.5	1,224.2
Luxury	945.2	934.6
Corporate and other	2,364.6	1,737.2
	$6,083.9	$5,384.0
Note 19. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” This pronouncement, along with subsequent ASUs issued to clarify provisions of ASU 2016-13, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. In developing the estimate for lifetime expected credit loss, entities must incorporate historical experience, current conditions, and reasonable and supportable forecasts. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We have designed an allowance for loan loss methodology to comply with these new requirements, which will be adopted for our fiscal year beginning January 1, 2020. Based on information as of December 31, 2019, we expect to record a $5.0 million to $8.0 million increase in the allowance for loan losses on our opening consolidated balance sheet as of January 1, 2020, with a corresponding net-of-tax adjustment to retained earnings. The final adoption impact may vary depending on the company’s portfolio at the adoption date, as well as macroeconomic conditions and forecasts at that time. We are finalizing testing of the effectiveness of our new allowance for loan loss methodology, as well as designing the relevant controls and governance structure.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes”. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

Note 20. Investments

As of December 31, 2019, we had $66.1 million in investments in various companies recorded as part of non-current assets on our Consolidated Balance Sheets. A predominant amount of this investment is with Shift Technologies, Inc., a San Francisco-based digital retail start-up company. We have determined that our investment in Shift does not meet the criteria for a variable interest entity, and we do not have control or significant influence over Shift.

As of December 31, 2019, there were no identified events or changes in circumstances that would have a significant effect on the value of any of these investments. We did not record any impairment charges associated with these investments in the years ended December 31, 2019, 2018, or 2017.

Note 21. Changes in Accounting Policies

In 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires leases with durations greater than twelve months to be recognized on the balance sheet, as right-of-use assets with corresponding operating lease liabilities. In July 2018, the FASB issued ASU No. 2018-11, “Targeted Improvements - Leases (Topic 842).” This update provides an optional transition method that allows entities to elect to apply the standard using the modified retrospective approach at its effective date, versus recasting the prior periods presented. If elected, an entity would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. We adopted the new standard as of January 1, 2019 using the transition method that provides for a cumulative-effect adjustment to retained earnings upon adoption. The Consolidated Financial Statements for the twelve months ended December 31, 2019 are presented under the new standard, while comparative years presented are not adjusted and continue to be reported in accordance with our historical accounting policy. We elected the package of practical expedients, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We elected the short-term lease recognition exemption for all leases that qualify. We have both real estate leases and equipment leases that are impacted by the new guidance. Most of our leases do not provide an implicit rate, therefore we use our incremental borrowing rate at the commencement date in determining the present value of lease payments. Adoption of the new standard resulted in the derecognition of a deferred gain from prior completed sale-leaseback transactions. This adjustment, net of tax, was recorded as $0.9 million increase in retained earnings. See Note 11.

The impact of adopting Topic 842 on the accompanying Condensed Consolidated Balance Sheet as of January 1, 2019 was as follows (in millions):

Impact on Consolidated Balance Sheets	December 31, 2018	Adjustments	January 1, 2019
Operating lease right-of-use assets	$—	$259.7	$259.7
Total Assets	5,384.0	259.7	5,643.7
Operating lease liabilities:
Accrued liabilities	283.6	26.6	310.2
Deferred revenue	121.7	(1.3)	120.4
Noncurrent operating lease liabilities	—	243.9	243.9
Other long-term liabilities	122.2	(10.3)	111.9
Total Liabilities	4,186.8	258.8	4,445.6
Retained earnings	1,162.1	0.9	1,163.0
Total Liabilities and Stockholders’ Equity	5,384.0	259.7	5,643.7

LITHIA MOTORS, INC. AND SUBSIDIARIES
SELECTED CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following tables set forth our unaudited quarterly financial data (in millions, except per share amounts):(1)

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	2019	$2,849.7	$3,221.7	$3,332.4	$3,269.0
	2018	2,659.7	3,096.5	3,092.0	2,973.2

Gross profit	2019	450.7	493.6	510.9	498.6
	2018	408.1	460.7	466.2	441.9

Operating income	2019	108.6	116.9	146.8	122.8
	2018	93.8	108.6	137.6	107.1

Income before income taxes	2019	77.8	85.5	117.4	94.7
	2018	69.8	80.8	109.0	78.0

Net income	2019	56.4	61.9	85.2	68.0
	2018	52.1	60.7	93.1	59.9

Basic net income per share	2019	2.43	2.65	3.67	2.92
	2018	2.08	2.45	3.85	2.55

Diluted net income per share	2019	2.42	2.63	3.64	2.89
	2018	2.07	2.44	3.84	2.54

(1)	Quarterly data may not add to yearly totals due to rounding.