Form 10-K/A
period 2019-12-31
LITHIA MOTORS INC
filed 2020-02-28
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K of Lithia Motors, Inc. (the “Company”) for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on February 21, 2020 (the “Original Form 10-K”), is being filed for the sole purpose of updating the Reports of Independent Registered Public Accounting Firm (the “Reports”) and consent in Exhibit 23.1 to reflect the conformed signatures of KPMG LLP, the Company’s independent auditor, which were inadvertently omitted from the Reports and consent filed electronically as part of the Original Form 10-K, although the Company had the signed Reports and consent at the time the Original Form 10-K was filed.
Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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

Exhibit	Description

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

4.5
Description of the Registrant’s Securities under Section 12 of the Exchange Act of 1934 (incorporated by reference to Exhibit 4.5 to Form 10-K dated February 21, 2019 and filed with the Securities and Exchange Commission on February 21, 2019)

10.1*
Amended and Restated 2009 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to Form 8-K dated April 25, 2019 and filed with the Securities and Exchange Commission on April 25, 2019)

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

10.3*
Form of Restricted Stock Unit Agreement (2017 Performance- and Time-Vesting) (for Senior Executives) (incorporated by reference to exhibit 10.3.1 to the Company’s Form 10-K for the year ended December 31, 2016)

10.3.1*
Form of Restricted Stock Unit Agreement (2018 Performance- and Time-Vesting) (for Senior Executives) (incorporated by reference to exhibit 10.3.2 to the Company’s Form 10-K for the year ended December 31, 2017)

10.3.2*
Form of Restricted Stock Unit Agreement (2019 Performance- and Time-Vesting) (for Senior Executives)(incorporated by reference to exhibit 10.3.3 to the Company’s Form 10-K for the year ended December 31, 2018)

10.3.3*
Form of Restricted Stock Unit Agreement (2020 Performance- and Time-Vesting) (for Senior Executives) (incorporated by reference to Exhibit 10.3.3 to Form 10-K dated February 21, 2019 and filed with the Securities and Exchange Commission on February 21, 2019)

10.3.4*
Form of Restricted Stock Unit Agreement (Time-Vesting) (incorporated by reference to Exhibit 10.3.4 to Form 10-K dated February 21, 2019 and filed with the Securities and Exchange Commission on February 21, 2019)

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

3

Exhibit	Description

10.10.1*
Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award for Sidney DeBoer (incorporated by reference to exhibit 10.22.1 to the Company’s Form 10-K for the year ended December 31, 2010)

10.10.2*
Form of Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan – Notice of Discretionary Contribution Award (incorporated by reference to exhibit 10.22.2 to the Company’s Form 10-K for the year ended December 31, 2010)

10.10.3*
Amendment to Executive Management Non-Qualified Deferred Compensation and Long-Term Incentive Plan (Executive Management Non-Qualified Deferred Compensation and Supplemental Executive Retirement Plan) (incorporated by reference to Exhibit 10.10.3 to Form 10-K dated February 21, 2019 and filed with the Securities and Exchange Commission on February 21, 2019)

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

21	Subsidiaries of Lithia Motors, Inc. (incorporated by reference to Exhibit 21 to Form 10-K dated February 21, 2019 and filed with the Securities and Exchange Commission on February 21, 2019)

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover page formatted as Inline XBRL and contained in Exhibit 101.

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

4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2020	LITHIA MOTORS, INC.

By /s/ Tina Miller
Tina Miller
Senior Vice President and Chief Financial Officer

5

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