Form 10-Q
period 2020-03-31
LITHIA MOTORS INC
filed 2020-04-24
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
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

As of April 24, 2020, there were 22,163,248 shares of the registrant’s Class A common stock outstanding and 600,000 shares of the registrant’s Class B common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In millions) (Unaudited)
	March 31, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$56.6	$84.0
Accounts receivable, net of allowance for doubtful accounts of $6.8 and $7.3	298.2	505.0
Inventories, net	2,512.8	2,433.7
Other current assets	58.2	47.8
Total Current Assets	2,925.8	3,070.5

Property and equipment, net of accumulated depreciation of $298.6 and $284.3	1,631.5	1,611.7
Operating lease right-of-use assets	244.6	251.9
Goodwill	457.7	454.6
Franchise value	306.0	306.7
Other non-current assets	448.5	388.5
Total Assets	$6,014.1	$6,083.9

Liabilities and Stockholders’ Equity
Current Liabilities:
Floor plan notes payable	$389.9	$425.2
Floor plan notes payable: non-trade	1,595.9	1,642.4
Current maturities of long-term debt	45.8	39.3
Trade payables	108.9	125.3
Accrued liabilities	291.0	336.9
Total Current Liabilities	2,431.5	2,569.1

Long-term debt, less current maturities	1,489.8	1,430.6
Deferred revenue	140.6	137.9
Deferred income taxes	137.5	131.1
Non-current operating lease liabilities	231.3	238.5
Other long-term liabilities	126.9	109.0
Total Liabilities	4,557.6	4,616.2

Stockholders’ Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100.0 shares; issued and outstanding 22.2 and 22.6	—	20.5
Class B common stock - no par value; authorized 25.0 shares; issued and outstanding 0.6 and 0.6	0.1	0.1
Additional paid-in capital	26.0	46.0
Accumulated other comprehensive loss	(5.8)	(0.7)
Retained earnings	1,436.2	1,401.8
Total Stockholders’ Equity	1,456.5	1,467.7
Total Liabilities and Stockholders’ Equity	$6,014.1	$6,083.9

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In millions, except per share amounts) (Unaudited)
	Three Months Ended March 31,
	2020	2019
Revenues:
New vehicle retail	$1,373.5	$1,461.1
Used vehicle retail	874.4	827.9
Used vehicle wholesale	66.7	77.4
Finance and insurance	121.9	117.5
Service, body and parts	329.9	317.4
Fleet and other	37.4	48.4
Total revenues	2,803.8	2,849.7
Cost of sales:
New vehicle retail	1,295.3	1,375.2
Used vehicle retail	784.4	743.3
Used vehicle wholesale	66.1	76.5
Service, body and parts	161.8	157.9
Fleet and other	35.3	46.1
Total cost of sales	2,342.9	2,399.0
Gross profit	460.9	450.7
Asset impairments	—	0.5
Selling, general and administrative	346.0	321.8
Depreciation and amortization	22.0	19.8
Operating income	92.9	108.6
Floor plan interest expense	(14.0)	(18.1)
Other interest expense, net	(17.0)	(15.3)
Other income, net	2.3	2.6
Income before income taxes	64.2	77.8
Income tax provision	(18.0)	(21.4)
Net income	$46.2	$56.4

Basic net income per share	$1.99	$2.43
Shares used in basic per share calculations	23.3	23.2

Diluted net income per share	$1.97	$2.42
Shares used in diluted per share calculations	23.5	23.2

Cash dividends paid per Class A and Class B share	$0.30	$0.29

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In millions) (Unaudited)
	Three Months Ended March 31,
	2020	2019
Net income	$46.2	$56.4
Other comprehensive loss, net of tax:
Loss on cash flow hedges, net of tax benefit of $1.8 and $0.0, respectively	(5.1)	—
Comprehensive income	$41.1	$56.4

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders’ Equity (In millions) (Unaudited)
Three Months Ended March 31, 2020
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	22.6	$20.5	0.6	$0.1	$46.0	$(0.7)	$1,401.8	$1,467.7
Net income	—	—	—	—	—	—	46.2	46.2
Loss on cash flow hedges, net of tax benefit of $1.8	—	—	—	—	—	(5.1)	—	(5.1)
Issuance of stock in connection with employee stock plans	—	2.6	—	—	—	—	—	2.6
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—	—
Repurchase of Class A common stock	(0.5)	(32.0)	—	—	(16.2)	—	—	(48.2)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	8.9	—	—	(3.8)	—	—	5.1
Dividends paid	—	—	—	—	—	—	(7.0)	(7.0)
Adjustment to adopt ASC 326	—	—	—	—	—	—	(4.8)	(4.8)
Balance at March 31, 2020	22.2	$—	0.6	$0.1	$26.0	$(5.8)	$1,436.2	$1,456.5

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders’ Equity (In millions) (Unaudited)
Three Months Ended March 31, 2019
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	22.0	$—	1.0	$0.1	$35.0	$—	$1,162.1	$1,197.2
Net income	—	—	—	—	—	—	56.4	56.4
Issuance of stock in connection with employee stock plans	—	2.3	—	—	—	—	—	2.3
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	(3.1)	—	—	—	—	—	(3.1)
Class B common stock converted to Class A common stock	0.2	—	(0.2)	—	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	10.5	—	—	(7.0)	—	—	3.5
Dividends paid	—	—	—	—	—	—	(6.7)	(6.7)
Adjustment to adopt ASC 842	—	—	—	—	—	—	0.9	0.9
Balance at March 31, 2019	22.3	$9.7	0.8	$0.1	$28.0	$—	$1,212.7	$1,250.5

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In millions) (Unaudited)
	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$46.2	$56.4
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	—	0.5
Depreciation and amortization	22.0	19.8
Stock-based compensation	5.1	3.5
Loss on disposal of other assets	0.1	—
(Gain) loss on disposal of franchise	(0.1)	0.1
Deferred income taxes	8.2	5.2
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	202.1	49.9
Inventories	(69.8)	(81.4)
Other assets	(6.8)	9.0
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	(32.7)	34.6
Trade payables	(14.6)	(6.4)
Accrued liabilities	(49.4)	(14.5)
Other long-term liabilities and deferred revenue	11.4	0.5
Net cash provided by operating activities	121.7	77.2

Cash flows from investing activities:
Capital expenditures	(41.6)	(29.1)
Proceeds from sales of assets	0.2	0.4
Cash paid for other investments	(9.3)	(6.6)
Cash paid for acquisitions, net of cash acquired	(72.3)	—
Proceeds from sales of stores	4.7	—
Net cash used in investing activities	(118.3)	(35.3)

Cash flows from financing activities:
(Repayments) borrowings on floor plan notes payable, net: non-trade	(43.5)	43.5
Borrowings on lines of credit	430.0	570.0
Repayments on lines of credit	(375.0)	(625.0)
Principal payments on long-term debt and capital leases, scheduled	(6.5)	(6.2)
Principal payments on long-term debt and capital leases, other	—	(3.3)
Proceeds from issuance of long-term debt	17.2	—
Payments of debt issuance costs	(0.4)	—
Proceeds from issuance of common stock	2.6	2.3
Repurchase of common stock	(48.2)	(3.1)
Dividends paid	(7.0)	(6.7)
Net cash used in financing activities	(30.8)	(28.5)
(Decrease) increase in cash and cash equivalents	(27.4)	13.4
Cash and cash equivalents at beginning of period	84.0	31.6
Cash and cash equivalents at end of period	$56.6	$45.0

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31.5	$37.9
Cash paid during the period for income taxes, net	1.3	0.2
Floor plan debt paid in connection with store disposals	—	4.8

Supplemental schedule of non-cash activities:
ROU assets obtained in exchange for lease liabilities [1]	$1.8	$257.0
1 Amounts for the three months ended March 31, 2019 include the transition adjustment for the adoption of Topic 842.

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of March 31, 2020, and for the three months ended March 31, 2020 and 2019. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2019 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2019, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2019. The unaudited interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2019 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

In 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326),” which replaces the existing incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, Topic 326 made changes to the accounting for available-for-sale debt securities. We adopted Topic 326 using a modified retrospective method for all financial assets measured at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under Topic 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.  We recorded a decrease to retained earnings, net of tax, of $4.8 million as of January 1, 2020 for the cumulative effect of adopting Topic 326. The transition adjustment is related to updating our allowance for loan loss methodology related to our auto loan receivables. Our methodology incorporates a combination of historical loan loss experience, current conditions and forecasts, as well as the value of any underlying assets securing the receivables.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements”, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, “Targeted Transition Relief”, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326.

The impact of adopting Topic 326 on the accompanying Consolidated Balance Sheets as of January 1, 2020 was as follows (in millions):

Impact on Consolidated Balance Sheets	December 31, 2019	Adjustments	January 1, 2020
CECL Adoption:
Accounts receivable, net of allowance for doubtful accounts of $7.3	$505.0	$(0.5)	$504.5
Other non-current assets	388.5	(6.0)	382.5
Total Assets	6,083.9	(6.5)	6,077.4
Deferred income taxes	131.1	(1.7)	129.4
Total Liabilities	4,616.2	(1.7)	4,614.5
Retained earnings	1,401.8	(4.8)	1,397.0
Total Liabilities and Stockholders’ Equity	6,083.9	(6.5)	6,077.4

Reclassifications
Certain immaterial reclassifications of amounts previously reported have been made to the accompanying condensed Consolidated Financial Statements to maintain consistency and comparability between periods presented.

Note 2. Contract Liabilities and Assets

Contract Liabilities
We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $176.5 million and $171.5 million as of March 31, 2020, and December 31, 2019, respectively; and we recognized $8.5 million of revenue in the three months ended March 31, 2020, related to our contract liability balance at December 31, 2019. Our contract liability balance is included in accrued liabilities and deferred revenue.

Contract Assets
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract. Our contract asset balances associated with future estimated variable consideration were $8.9 million and $8.9 million as of March 31, 2020 and December 31, 2019, respectively; and are included in trade receivables and other non-current assets.

Note 3. Accounts Receivable and Contract Assets

Accounts receivable consisted of the following (in millions):

	March 31, 2020	December 31, 2019
Contracts in transit	$120.7	$269.7
Trade receivables	48.5	52.8
Vehicle receivables	28.9	50.9
Manufacturer receivables	77.4	112.4
Auto loan receivables	56.8	62.2
Other receivables	19.7	19.4
	352.0	567.4
Less: Allowance for doubtful accounts	(6.8)	(7.3)
Less: Long-term portion of accounts receivable, net	(47.0)	(55.1)
Total accounts receivable, net	$298.2	$505.0

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

Interest income on auto loan receivables is recognized based on the contractual terms of each loan and is accrued until repayment, reaching non-accrual status, charge-off, or repossession. Direct costs associated with loan originations are capitalized and expensed as an offset to interest income when recognized on the loans. All other receivables are recorded at invoice and do not bear interest until they are 60 days past due.

The balance of auto loan receivables is made up primarily of sub-prime loans secured by the related vehicle. More than 91% of the portfolio is aged less than 60 days past due with less than 9% on non-accrual status. As of March 31, 2020, the allowance for credit losses related to auto loan receivables was $12.8 million and included in allowance for doubtful accounts and other non-current assets. In accordance with Topic 326, the allowance for loan losses is estimated based on our historical write-off experience, current conditions and forecasts as well as the value of any underlying assets securing these loans and is reviewed monthly. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status. The annual activity for charges and subsequent recoveries is immaterial. The remainder of our receivables are due primarily from manufacturer partners and various third-party lenders. The historical losses related to these balances are immaterial.

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 4. Inventories

The components of inventories, net, consisted of the following (in millions):

	March 31, 2020	December 31, 2019
New vehicles	$1,746.1	$1,704.1
Used vehicles	676.9	638.1
Parts and accessories	89.8	91.5
Total inventories	$2,512.8	$2,433.7

Note 5. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in millions):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2018 ¹	$164.5	$188.9	$81.5	$434.9
Adjustments to purchase price allocations [2]	1.6	1.6	1.9	5.1
Additions through acquisitions [2]	6.2	9.0	2.2	17.4
Reductions from impairments	(0.3)	(1.3)	(0.1)	(1.7)
Reductions through divestitures	(0.2)	(0.9)	—	(1.1)
Balance as of December 31, 2019 ¹	171.8	197.3	85.5	454.6
Additions through acquisitions [3]	0.4	2.4	0.4	3.2
Reductions through divestitures	(0.1)	—	—	(0.1)
Balance as of March 31, 2020 [1]	$172.1	$199.7	$85.9	$457.7
1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
2 Our purchase price allocation for the 2018 acquisitions of the Ray Laks Honda, Ray Laks Acura, Day Auto Group, Prestige Auto Group, and Buhler Ford were finalized in 2019. As a result, we added $22.5 million of goodwill.
3 Our purchase price allocation for a portion of the 2019 acquisitions was finalized in 2020. As a result, we added $3.2 million of goodwill. Our purchase price allocation for all other 2019 and 2020 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12.

The changes in the carrying amounts of franchise value are as follows (in millions):

Franchise Value
Balance as of December 31, 2018	$288.7
Adjustments to purchase price allocations [1]	3.5
Additions through acquisitions [1]	20.9
Reductions through divestitures	(6.0)
Reductions from impairments	(0.4)
Balance as of December 31, 2019	306.7
Reductions through divestitures	(0.7)
Balance as of March 31, 2020 [2]	$306.0
1 Our purchase price allocation for the 2018 acquisitions of Ray Laks Honda, Ray Laks Acura, Day Auto Group, Prestige Auto Group, and Buhler Ford were finalized in 2019. As a result, we added $24.4 million of franchise value.
2 Our purchase price allocation for the remaining 2019 and 2020 acquisitions are preliminary and franchise value is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12.

As discussed further in the Business Overview, COVID-19 has adversely impacted the economy as a whole. Based on the current macro economic conditions, we assessed our goodwill, franchise value and long-lived assets for indications of impairment. We elected to perform a qualitative assessment as of March 31, 2020 and determined there were no indicators that it is more likely than not that goodwill, franchise value, or long-lived asset impairments exist. As such, no impairments were recognized in the first quarter of 2020. We will continue to monitor the impact of COVID-19 on store performance.

Note 6. Stockholders’ Equity

Repurchases of Class A Common Stock
Repurchases of our Class A Common Stock occurred under a repurchase authorization granted by our Board of Directors and related to shares withheld as part of the vesting of restricted stock units ("RSUs"). On October 22, 2018, our Board of Directors approved an additional $250 million repurchase authorization of our Class A common stock, increasing our total share repurchase authorization to $500 million. Share repurchases under this authorization were as follows:

	Repurchases Occurring in 2020		Cumulative Repurchases as of March 31, 2020
	Shares	Average Price	Shares	Average Price
Share Repurchase Authorization	529,303	$82.76	3,684,398	$84.19

As of March 31, 2020, we had $189.8 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2020, we repurchased 29,627 shares at an average price of $146.62 per share, for a total of $4.3 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

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

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of March 31, 2020, our real estate mortgages and other debt, which includes capital leases, had maturity dates between October 31, 2020, and August 31, 2038.

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

There were no changes to our valuation techniques during the three-month period ended March 31, 2020.

Below are our derivative liabilities that are measured at fair value (in millions):

Fair Value at March 31, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$—	$7.9	$—

Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$—	$1.0	$—

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows (in millions):

	March 31, 2020	December 31, 2019
Carrying value
5.250% Senior notes due 2025	$300.0	$300.0
4.625% Senior notes due 2027	400.0	400.0
Real estate mortgages and other debt	479.0	466.6
	$1,179.0	$1,166.6
Fair value
5.250% Senior notes due 2025	$270.0	$315.0
4.625% Senior notes due 2027	346.5	412.0
Real estate mortgages and other debt	527.4	468.7
	$1,143.9	$1,195.7

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in millions, except per share amounts):

Three Months Ended March 31,	2020		2019
(in millions, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$45.0	$1.2	$54.4	$2.0
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	0.2	—	0.3	—
Conversion of Class B common shares into Class A common shares	1.0	—	1.7	—
Net income applicable to common stockholders - diluted	$46.2	$1.2	$56.4	$2.0

Weighted average common shares outstanding – basic	22.7	0.6	22.3	0.8
Conversion of Class B common shares into Class A common shares	0.6	—	0.8	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.2	—	0.1	—
Weighted average common shares outstanding – diluted	23.5	0.6	23.2	0.8

Net income per common share - basic	$1.99	$1.99	$2.43	$2.43
Net income per common share - diluted	$1.97	$1.97	$2.42	$2.42

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the three-month period ended March 31, 2020, and 2019 and was determined to be immaterial.

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

Certain financial information on a segment basis is as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Revenues:
Domestic
New vehicle retail	$470.6	$492.4
Used vehicle retail	327.7	300.4
Used vehicle wholesale	26.1	29.6
Finance and insurance	45.1	41.8
Service, body and parts	117.2	115.4
Fleet and other	13.7	17.1
	1,000.4	996.7
Import
New vehicle retail	600.3	632.6
Used vehicle retail	354.8	341.3
Used vehicle wholesale	26.1	27.9
Finance and insurance	58.1	54.8
Service, body and parts	124.8	117.7
Fleet and other	11.8	17.3
	1,175.9	1,191.6
Luxury
New vehicle retail	301.0	339.4
Used vehicle retail	191.1	186.3
Used vehicle wholesale	14.2	19.9
Finance and insurance	16.9	16.5
Service, body and parts	83.4	79.1
Fleet and other	11.5	13.7
	618.1	654.9
	2,794.4	2,843.2
Corporate and other	9.4	6.5
	$2,803.8	$2,849.7
Segment income[1]:
Domestic	$27.8	$19.8
Import	24.7	30.0
Luxury	1.6	8.0
	54.1	57.8
Corporate and other	46.8	52.5
Depreciation and amortization	(22.0)	(19.8)
Other interest expense	(17.0)	(15.3)
Other income, net	2.3	2.6
Income before income taxes	$64.2	$77.8
1Segment income for each of the segments is defined as income before income taxes, depreciation and amortization, other interest expense and other income, net.

	March 31, 2020	December 31, 2019
Total assets:
Domestic	$1,369.9	$1,467.6
Import	1,332.4	1,306.5
Luxury	911.8	945.2
Corporate and other	2,400.0	2,364.6
	$6,014.1	$6,083.9

Note 10. Leases

We lease certain dealerships, office space, land and equipment. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. We have elected not to bifurcate lease and nonlease components related to leases of real property.

Most leases include one or more options to renew, with renewal terms that can extend the lease term from one to 25 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Certain of our lease agreements include rental payments based on a percentage of retail sales over contractual levels and others include rental payments adjusted periodically for inflation. Our lease agreements do no contain any material residual value guarantees or material restrictive covenants.

We rent or sublease certain real estate to third parties.

The table below presents the lease-related liabilities recorded on the balance sheet (in millions):

	March 31, 2020	December 31, 2019
Operating lease liabilities:
Current portion included in accrued liabilities	$25.4	$25.2
Noncurrent operating lease liabilities	231.3	238.5
Total operating lease liabilities	256.7	263.7
Finance lease liabilities:
Current portion included in current maturities of long-term debt	1.1	1.1
Long-term portion of lease liabilities in long-term debt	29.2	29.5
Total finance lease liabilities [1]	30.3	30.6
Total lease liabilities	$287.0	$294.3
Weighted-average remaining lease term:
Operating leases	13 years
Finance leases	13 years
Weighted-average discount rate:
Operating leases	5.05%
Finance leases	5.81%
1 Corresponding finance lease assets are not material and are included in property and equipment, net of accumulated depreciation.

The components of lease costs, which were included in selling, general and administrative in our Consolidated Statements of Operations, were as follows (in millions):

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
Operating lease cost [1]	$11.9	$12.0
Variable lease cost [2]	0.9	0.8
Sublease income	(1.1)	(1.0)
Total lease costs	$11.7	$11.8
1 Includes short-term and month-to-month lease costs, which are immaterial.
2 Variable lease cost generally includes reimbursement for actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased real estate.

As of March 31, 2020, the maturities of our operating lease liabilities were as follows (in millions):

Operating Leases
Remainder of 2020	$37.8
Year Ending December 31,
2021	34.8
2022	32.0
2023	27.1
2024	24.7
Thereafter	202.9
Total minimum lease payments	359.3
Less:
Present value adjustment	(102.6)
Operating lease liabilities	$256.7

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

The gains and losses from the cash flow hedge are recorded in AOCI and released to interest expense in the same period that the hedged interest expense on the floor plan is recognized. As of March 31, 2020, we have had a total loss of $7.9 million recorded associated with the fair value of our derivative instrument, included as a component of accrued liabilities and other long-term liabilities with the offsets in our deferred tax liability and AOCI. As of March 31, 2020, the amount of net losses we expect to reclassify from AOCI into interest expense in earnings within the next twelve months is $2.1 million. The actual amount reclassified could vary due to future changes in the fair value of the derivative. No amounts were reclassified from AOCI in the three months ended March 31, 2020.

Note 12. Acquisitions

In the first three months of 2020, we completed the following acquisitions:

•	On February 17, 2020, Sacramento Lexus and Roseville Lexus in California.

Revenue and operating income contributed by the 2020 acquisitions subsequent to the date of acquisition were as follows (in millions):

Three Months Ended March 31,	2020
Revenue	$12.7
Operating income	—

There were no acquisitions in the first three months of 2019.

All acquisitions were accounted for as business combinations under the acquisition method of accounting. The results of operations of the acquired stores are included in our Consolidated Financial Statements from the date of acquisition.

The following tables summarize the consideration paid for the 2020 acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in millions):

Consideration
Cash paid, net of cash acquired	$72.3

The purchase price allocations for the Sacramento Lexus and Roseville Lexus acquisitions are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets. The following table details the preliminary purchase price allocations for the 2020 acquisitions (in millions):

Assets Acquired and Liabilities Assumed
Inventories, net	$24.7
Property and equipment, net	0.5
Other non-current assets	55.7
Floor plan notes payable	(7.3)
Other long-term liabilities	(1.3)
$72.3

We expect substantially all of the goodwill related to acquisitions completed in 2020 to be deductible for federal income tax purposes.

In the three-month periods ended March 31, 2020 and March 31, 2019, we recorded $0.5 million and $0.2 million in acquisition-related expenses as a component of selling, general and administrative expense, respectively.

The following unaudited proforma summary presents consolidated information as if all acquisitions in the three-month periods ended March 31, 2020 and 2019, had occurred on January 1, 2019 (in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Revenue	$2,805.5	$2,871.8
Net income	46.3	56.8
Basic net income per share	1.99	2.45
Diluted net income per share	1.97	2.44

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

Note 13. Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes.” The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently in the process of evaluating the effects of this pronouncement on our consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors
Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project”, “outlook”, “target”, “may”, “will”, “would”, “should”, “seek”, “expect”, “plan”, “intend”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “likely”, “goal”, “strategy”, “future”, “maintain”, and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-Q include, among others, statements we make regarding:

•	Future market conditions, including anticipated car sales levels;

•	Anticipated impacts on consumer demand or governmental restrictions related to the COVID-19 pandemic or otherwise;

•	Expected level of business interruption due to shelter in place policies or lifting of those restrictions, and when volumes and consumer demand will return;

•	Continuation of our sales and services, including in-store appointments and home deliveries;

•	Expectations regarding our inventory levels and manufacturer and lender incentives;

•	Expected operating results, such as improved store performance; continued improvement of selling, general and administrative expenses (“SG&A”) as a percentage of gross profit and all projections;

•	Anticipated integration, success and growth of acquired stores;

•	Anticipated ability to capture additional market share;

•	Anticipated ability to find accretive acquisitions;

•	Expected revenues from acquired stores;

•	Anticipated synergies, ability to monetize our investment in Shift and digital innovation;

•	Anticipated additions of dealership locations to our portfolio in the future;

•	Anticipated financial condition and liquidity, including from our cash, availability on our credit facility and unfinanced real estate;

•	Anticipated use of proceeds from our financings;

•	Anticipated allocations, uses and levels of capital expenditures in the future;

•	Expectations regarding compliance with financial and restrictive covenants in our credit facility and other debt agreements;

•	Statements regarding furloughed employees and cost reductions; and

•	Our strategies for customer retention, growth, market position, financial results and risk management.

The forward-looking statements contained in this Form 10-Q involve known and unknown risks, uncertainties and situations that may cause our actual results to materially differ from the results expressed or implied by these statements. Certain important factors that could cause actual results to differ from our expectations are discussed in Part II - Other Information, Item 1A in this Form 10-Q and in the Risk Factors section of our 2019 Annual Report on Form 10-K, as supplemented and amended from time to time in Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission (“SEC”).

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

Overview
Lithia Motors, Inc. is one of the largest automotive retailers and providers of personal transportation solutions in the United States, and was ranked #265 on the Fortune 500 in 2019. As of March 31, 2020, we operated 189 stores representing 30 brands in 20 states. We are a growth company powered by people and innovation. By purchasing and building strong businesses that have yet to realize their potential, we generate significant cash flows while maintaining low leverage. We seek to achieve operational excellence by refocusing the business on the consumer experience and by utilizing proprietary performance measurements to increase market share and profitability. Lithia’s unique growth model reinvests to expand its nationwide network and to fund incremental modernization that supports and expands our core business with the goal of providing transportation solutions wherever, whenever and however consumers desire.

We offer a wide range of products and services including new and used vehicles, finance and insurance products and automotive repair and maintenance. We strive for diversification in our products, services, brands and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences, manage market risk and maintain profitability. These six different business lines, combined with our geographic and manufacturer diversification, provide a resilient, nimble business model.

We seek to provide customers a seamless, blended online and physical retail experience with broad selection and access to specialized expertise and knowledge. Our physical network enables us to provide convenient touch points for customers and provide services throughout the vehicle life cycle. We use digital technologies to further activate our physical network and capture additional earnings.

Our long-term strategy and value creation for our customers, employees and shareholders remains consistent with the following elements:

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

In response to evolving consumer preferences, we pragmatically invest in modernization that supports and expands our core business. These digital strategies combine our experienced, knowledgeable workforce with our owned inventory and physical network of stores, enabling us to be agile and adapt to consumer preferences and market specific conditions. Our investments in modernization are well under way and are taking hold with our teams as they provide digital shopping experiences, contactless test drives and home delivery or curbside pickup for vehicle purchases. Our people and these engines will be powering our future national brands overlaying our physical footprint to attract a larger population of digital consumers seeking transparent, empowered, flexible and simple buying and servicing experiences.

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

Growth through acquisition and network optimization
We see the growth and expansion of our physical network taking us half way to our goal of 5% national market share. Increasing our physical network to between 400 and 500 locations is expected to result in 2.5% market share. This density will allow us the ability to reach most consumers within two hours or less. Our physical network leverages our digital home solutions to complete the goal of 5% national market share. Our value-based acquisition strategy targets underperforming stores with strong franchises in desirable markets. As we integrate these stores into our existing network, we focus on increasing profitability through gaining market share, elevating the customer experience and controlling costs. With our performance management strategy, standardized information systems and centrally- and regionally-performed administrative functions, we seek to gain economies of scale from our network.

We target acquiring domestic, import and luxury franchises in cities ranging from mid-sized regional markets to metropolitan markets. We evaluate all brands for expansion opportunities provided the market is large enough to support adequate new vehicle sales to justify the required capital investment. We focus on successfully integrating acquired stores to achieve targeted returns. Platform acquisitions may include one or more locations which do not meet our criteria. We regularly optimize and balance our network through strategic divestitures to ensure continued high performance. We believe our disciplined approach provides us with attractive acquisition opportunities and expanded coast to coast coverage.

Thoughtful capital allocation
Our capital deployment strategy continues to target a 65% investment in acquisitions, 25% investment in capital expenditures, modernization and diversification and 10% in shareholder return in the form of dividends and share repurchases. This disciplined approach, combined with our ability to successfully integrate newly-acquired locations, drives growth and profitability.

Current Economic Conditions
Beginning in mid-March, we experienced a significant shift in our business related to the COVID-19 pandemic. For the first two months of 2020 prior to the COVID-19 pandemic, same store new vehicle revenue increased 4%, used vehicle revenues increased 22%, F&I increased 18%, and service, body, and parts increased 6%, similar to performance we experienced in 2019. These results continued into early March then progressively declined throughout the rest of the month as "stay home" and "shelter in place" policies (“shelter in place policies”) were established by several states. Those policies created varying levels of business interruption across our locations, as approximately 95% of our markets were impacted.

While most states have deemed our business in both service and sales an “essential business,” we began to see declines, on average, of approximately 50% in new and used vehicle sales and approximately 30% in services parts and collision centers during the later half of March. Our stores declined between 15% and 75%, other than our most restricted states, Pennsylvania and Vermont, having virtually no sales. The most stable states were Montana and Texas, with very little year-over-year change.

Most of our manufacturer partners began periodic suspension of production beginning in late March with some announcing extensions into early May. We believe our current inventory levels will allow us to continue to do business with the slow down in sales driven by the pandemic. Our teams are strategically managing inventory levels by monitoring incoming units and deferring or canceling purchases if needed. Our manufacturer partners began providing us with additional incentive support in mid-March, such as increased floor plan assistance and access to cooperative advertising funds for other expense reimbursements. In addition, our manufacturer and lending partners are providing support to retail customers through increased incentives, payment deferrals of 90-180 days, as well as 0% financing on certain vehicles and term lengths.

Our decentralized approach has created unique teams that are positioned to lead through this uncertain time. Our store leaders are able to challenge their teams to be safe, responsive and innovative in this environment with actions best aligned to their local market conditions. In our vehicle sales departments, currently we are providing varying levels of service, including normal business hours to complete closures in Pennsylvania and Vermont. Where sales are allowed, we are providing in-store appointments and home delivery through both digital and traditional solutions. All of our service, parts and collision center departments have remained open during the crisis and home offerings are providing some additional offset to the weakened demand. We will continue to adjust our operations along with changes in the current environment.

We believe that volume recoveries in all departments will be linked to the lifting or modification of shelter in place policies and a recovery will begin as consumers transition back to work and more normal lives. In response to the decline in sales, we have adjusted staffing headcount by 37%, mainly as furloughs, and have implemented marketing, vendor and inventory cost reduction or control strategies. As of the end of our first quarter, we had not yet realized the associated cost savings and expect to see these benefits early in the second quarter. We expect to be able to have team members return to work as future volume levels recover. We are providing support for employees who are impacted by COVID-19, including by providing up to two additional weeks of paid leave and assistance with employee portion of benefits premiums.

We continue to evaluate our liquidity position and cash flows to ensure we are judiciously utilizing our cash. Our main utilization of cash is acquisitions, internal investment, including capital expenditures and shareholder return in the form of dividends, and share repurchases. We have deferred the closing on all acquisitions until the second half of 2020. Additionally, we have sought to modify the structure of the acquisitions under negotiation to gain confidence in their earnings quality and preserve capital through the leasing of real estate at competitive capitalization rates with purchase options. We have deferred approximately $65 million in planned discretionary capital expenditures and have suspended share repurchases at this time. As of March 31, 2020, our adjusted leverage ratio, calculated as net debt, excluding floor plan financing, to adjusted EBITDA, was 2.18, representing the low end of our targeted range. As of March 31, 2020, we had approximately $1 billion of potential liquidity in cash, availability on our credit facilities and unfinanced real estate.

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows (dollars in millions):

	Three Months Ended March 31,
	2020	2019	Change
Revenues
New vehicle retail	$1,373.5	$1,461.1	(6.0)%
Used vehicle retail	874.4	827.9	5.6
Finance and insurance	121.9	117.5	3.7
Service, body and parts	329.9	317.4	3.9
Total Revenues	2,803.8	2,849.7	(1.6)

Gross profit
New vehicle retail	$78.2	$85.9	(9.0)%
Used vehicle retail	90.0	84.6	6.4
Finance and insurance	121.9	117.5	3.7
Service, body and parts	168.1	159.5	5.4
Total Gross Profit	460.9	450.7	2.3

Gross profit margins
New vehicle retail	5.7%	5.9%	(20	) bps
Used vehicle retail	10.3	10.2	10
Finance and insurance	100.0	100.0	—
Service, body and parts	51.0	50.2	80
Total Gross Profit Margin	16.4	15.8	60

Retail units sold
New vehicles	35,907	39,695	(9.5)%
Used vehicles	42,631	40,675	4.8

Average selling price per retail unit
New vehicles	$38,252	$36,809	3.9%
Used vehicles	20,510	20,353	0.8

Average gross profit per retail unit
New vehicles	$2,178	$2,165	0.6%
Used vehicles	2,110	2,079	1.5
Finance and insurance	1,552	1,462	6.2

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in February 2019 would be included in same store operating data beginning in March 2020, after its first full complete comparable month of operation. The first quarter operating results for the same store comparisons would include results for that store in only the month of March for both comparable periods.

	Three Months Ended March 31,
(Dollars in millions)	2020	2019	Change
Revenues
New vehicle retail	$1,281.5	$1,433.6	(10.6)%
Used vehicle retail	831.6	809.7	2.7
Finance and insurance	114.5	115.3	(0.7)
Service, body and parts	311.0	309.3	0.5
Total Revenues	2,637.5	2,789.1	(5.4)

Gross profit
New vehicle retail	$73.0	$84.6	(13.7)%
Used vehicle retail	83.7	83.0	0.8
Finance and insurance	114.5	115.3	(0.7)
Service, body and parts	158.5	155.9	1.7
Total Gross Profit	432.6	442.1	(2.1)

Gross profit margins
New vehicle retail	5.7%	5.9%	(20	) bps
Used vehicle retail	10.1	10.3	(20)
Finance and insurance	100.0	100.0	—
Service, body and parts	51.0	50.4	60
Total Gross Profit Margin	16.4	15.9	50

Retail units sold
New vehicles	33,178	38,865	(14.6)%
Used vehicles	40,374	39,708	1.7

Average selling price per retail unit
New vehicles	$38,625	$36,886	4.7%
Used vehicles	20,597	20,390	1.0

Average gross profit per retail unit
New vehicles	$2,200	$2,177	1.1%
Used vehicles	2,073	2,091	(0.9)
Finance and insurance	1,557	1,468	6.1

During the three months ended March 31, 2020, we had net income of $46.2 million, or $1.97 per share on a diluted basis, compared to net income of $56.4 million, or $2.42 per share on a diluted basis, during the same period of 2019. For the first two months of 2020 prior to the COVID-19 pandemic, revenues had increased in all business lines compared to the same period of 2019. These results continued into early March, then progressively declined as shelter in place policies were established impacting 95% of our locations.

New Vehicles
We believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in, and parts and service work. Same store new vehicle revenues decreased 10.6% for the three-month period ended March 31, 2020 compared to the same period in 2019. This was due to a decrease in unit volume of 14.6%, offset by an increase in average selling prices of 4.7%, in the three-month period ended March 31, 2020 compared to the same period of 2019.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (“CPO”) vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles over ten years old. During the three months ended March 31, 2020, our stores sold an average of 78 used vehicles per store per month, compared to 70 used vehicles per store per month for the same period of 2019.

Used vehicle revenues for the three-month period ended March 31, 2020, increased 5.6% compared to the same period of 2019. On a same store basis, used vehicle sales for the three-month period ended March 31, 2020, increased 2.7% as compared to the same period of 2019, driven by an increase in our core vehicle category of 5.7%. Our core vehicle category had growth in unit sales of 3.2% with an improvement in average selling price per vehicle of 2.4% for the three-month period ended March 31, 2020, as compared to the same period of 2019.

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

The 3.7% increase in finance and insurance revenue in the three-month period ended March 31, 2020, compared to the same period of 2019, was primarily due to increased volume of financing and third-party extended warranty contracts related to stores acquired in 2019. Third-party extended warranty and insurance contracts yield higher profit margins than vehicle sales and contribute significantly to our profitability. Same store finance and insurance revenues decreased 0.7% for the three-month period ended March 31, 2020 as compared to the same period of 2019. This was due to a decrease in insurance contracts sales offset by an increase in financing and third-party extended warranty contract sales. On a same store basis, our finance and insurance revenues per retail unit increased $89 to $1,557 in the three-month period ended March 31, 2020, compared to the same period of 2019, primarily due to an increase in service contract penetration rates of 190 bps.

Service, body and parts
We provide service, body and parts for the new vehicle brands sold by our stores, as well as service and repairs for most other makes and models. Our parts and service operations are an integral part of our customer retention and the largest contributor to our overall profitability. Earnings from service, body and parts continue to prove to be more resilient during economic downturns, when owners tend to repair their existing vehicles rather than buy new vehicles.

Our service, body, and parts revenue grew in nearly all areas in the three-month period ended March 31, 2020, compared to the same period of 2019. The growth experienced in the three-month period ended March 31, 2020, was due to an increase in body shop and customer pay work and more late-model units in operation. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. In the three-month period ended March 31, 2020, the largest contribution to our service, body and parts revenue growth was an increase of $0.9 million, or 4.2%, in same store body shop revenue, compared to the same period of 2019. Same store customer pay revenue grew $0.7 million, or 0.4%, in the three-month period ended March 31, 2020 compared to the same period of 2019. Same store warranty revenue also grew 0.5% and parts wholesale decreased 0.7% in the three-month period ended March 31, 2020 compared to the same period of 2019.

Same store service, body and parts gross profit increased 1.7% in the three-month period ended March 31, 2020 compared to the same period of 2019, primarily as a result of higher gross margins as our mix has shifted towards customer pay, which has higher margins than other service work.

Segments
Certain financial information by segment is as follows:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenues:
Domestic	$1,000.4	$996.7	$3.7	0.4%
Import	1,175.9	1,191.6	(15.7)	(1.3)
Luxury	618.1	654.9	(36.8)	(5.6)
	2,794.4	2,843.2	(48.8)	(1.7)
Corporate and other	9.4	6.5	2.9	NM
	$2,803.8	$2,849.7	$(45.9)	(1.6)%
NM - not meaningful

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Segment income[1]:
Domestic	$27.8	$19.8	$8.0	40.4%
Import	24.7	30.0	(5.3)	(17.7)
Luxury	1.6	8.0	(6.4)	(80.0)
	54.1	57.8	(3.7)	(6.4)
Corporate and other	46.8	52.5	(5.7)	(10.9)
Depreciation and amortization	(22.0)	(19.8)	2.2	11.1
Other interest expense	(17.0)	(15.3)	1.7	11.1
Other income, net	2.3	2.6	(0.3)	NM
Income before income taxes	$64.2	$77.8	$(13.6)	(17.5)%

1Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.
NM – not meaningful

	Three Months Ended March 31,		Decrease	% Decrease
	2020	2019
Retail new vehicle unit sales:
Domestic	10,626	11,755	(1,129)	(9.6)%
Import	19,842	21,821	(1,979)	(9.1)
Luxury	5,491	6,192	(701)	(11.3)
	35,959	39,768	(3,809)	(9.6)
Allocated to management	(52)	(73)	(21)	NM
	35,907	39,695	(3,788)	(9.5)%
NM – Not meaningful

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenue:
New vehicle retail	$470.6	$492.4	$(21.8)	(4.4)%
Used vehicle retail	327.7	300.4	27.3	9.1
Used vehicle wholesale	26.1	29.6	(3.5)	(11.8)
Finance and insurance	45.1	41.8	3.3	7.9
Service, body and parts	117.2	115.4	1.8	1.6
Fleet and other	13.7	17.1	(3.4)	NM
	$1,000.4	$996.7	$3.7	0.4
Segment income	$27.8	$19.8	$8.0	40.4
Retail new vehicle unit sales	10,626	11,755	(1,129)	(9.6)
NM - not meaningful

Our Domestic segment revenue increased 0.4% in the three-month period ended March 31, 2020 compared to the same period of 2019 due to an increase in used vehicle retail, finance and insurance, and service, body and parts revenues, offset by a decrease in new vehicle revenues.

Our Domestic segment income increased 40.4% in the three-month period ended March 31, 2020 compared to the same period of 2019, primarily due to gross profit growth of 5.5%, partially offset by SG&A growth of 2.3%. Total SG&A as a percent of gross profit decreased from 78.1% to 75.7% for the three months ended March 31, 2020, compared to the same period of 2019. The decrease for the three-month period ended March 31, 2020 was primarily driven by a decrease in personnel costs as a percentage of gross profit of 160 bps and a decrease in rent and other costs as a percentage of gross profit of 30 bps, each compared to the same period of 2019. Floor plan interest expense for domestic stores decreased 16.2% due to lower interest rates and decreased volume for the three-month period ended March 31, 2020, compared to the same period of 2019.

Import
A summary of financial information for our Import segment follows:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenue:
New vehicle retail	$600.3	$632.6	$(32.3)	(5.1)%
Used vehicle retail	354.8	341.3	13.5	4.0
Used vehicle wholesale	26.1	27.9	(1.8)	(6.5)
Finance and insurance	58.1	54.8	3.3	6.0
Service, body and parts	124.8	117.7	7.1	6.0
Fleet and other	11.8	17.3	(5.5)	NM
	$1,175.9	$1,191.6	$(15.7)	(1.3)
Segment income	$24.7	$30.0	$(5.3)	(17.7)
Retail new vehicle unit sales	19,842	21,821	(1,979)	(9.1)
NM - not meaningful

Our Import segment revenue decreased 1.3% in the three-month period ended March 31, 2020 compared to the same period of 2019 due to a decrease in new vehicle revenue, partially offset by increases in used vehicle retail, finance and insurance, and service, body and parts revenues.

Import segment income decreased 17.7% in the three-month period ended March 31, 2020 compared to the same period of 2019 primarily due to SG&A expense growth of 9.8%, partially offset by gross profit growth of 4.5%. Total import SG&A as a percent of gross profit increased from 78.7% to 82.7% for the three-month period ended March 31, 2020 compared to the same period of

2019. The increase for the three-month period ended March 31, 2020 was primarily driven by an increase in personnel costs as a percentage of gross profit of 250 bps compared to the same periods of 2019. Floor plan interest expense for import stores decreased 8.2% due to lower interest rates and decreased volume for the three-month period ended March 31, 2020, compared to the same period of 2019.

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenue:
New vehicle retail	$301.0	$339.4	$(38.4)	(11.3)%
Used vehicle retail	191.1	186.3	4.8	2.6
Used vehicle wholesale	14.2	19.9	(5.7)	(28.6)
Finance and insurance	16.9	16.5	0.4	2.4
Service, body and parts	83.4	79.1	4.3	5.4
Fleet and other	11.5	13.7	(2.2)	NM
	$618.1	$654.9	$(36.8)	(5.6)
Segment income	$1.6	$8.0	$(6.4)	(80.0)
Retail new vehicle unit sales	5,491	6,192	(701)	(11.3)
NM - not meaningful

Our Luxury segment revenue decreased 5.6% in the three-month period ended March 31, 2020 compared to the same period of 2019 due to a decrease in new vehicle revenue, partially offset by increases in used vehicle retail and service, body and parts revenues. Our highest concentration of Luxury segment stores reside in states which have had the tightest shelter in place restrictions due to COVID-19. As a result, our Luxury segment saw steeper declines compared to our Domestic and Import segments.

Our Luxury segment income decreased 80.0% for the three-month period ended March 31, 2020 compared to the same period of 2019, primarily due to SG&A expense growth of 4.9% and gross profit reduction of 3.3%. The Luxury segment gross profit reduction for the three-month period ended March 31, 2020, compared to the same period of 2019, was primarily due to a decrease in new vehicle retail volume of 11.3% and a 15.9% decrease in average new vehicle gross profit per unit. Total Luxury SG&A as a percent of gross profit increased from 83.4% to 90.5% for the three-month period ended March 31, 2020 compared to the same period of 2019. Detriments were seen in all SG&A categories as a percentage of gross profit, led by a 270 bps increase in personnel costs. Floor plan interest expense decreased 9.4% for the three-month period ended March 31, 2020 compared to the same period of 2019, due to lower interest rates and decreased volume.

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shops, offset by certain unallocated reserves and elimination adjustments related to vehicle sales.

	Three Months Ended March 31,		Increase (Decrease)	% Decrease
(Dollars in millions)	2020	2019
Revenue, net	$9.4	$6.5	$2.9	NM
Segment income	$46.8	$52.5	$(5.7)	(10.9)%
NM - not meaningful

The increase in Corporate and other revenue in the three-month period ended March 31, 2020, compared to the same period of 2019 was primarily related to increased finance and insurance incentives received that were not specifically related to any particular segment, and changes to certain reserves that were not specifically identified with our domestic, import or luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales, and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores.

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

Corporate and other segment income decreased $5.7 million for the three-month period ended March 31, 2020 compared to the same period of 2019, primarily due to an increase in personnel costs, partially offset by a decrease in rent expense.

Asset Impairments
Asset impairments consist of the following:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Long-lived assets	$—	$0.5

No impairments were recognized in the first quarter of 2020. During the first quarter of 2019, we recorded an asset impairment of $0.5 million associated with certain real properties which were under contract to sell, and were ultimately sold in the same year.

Selling, General and Administrative Expense (“SG&A”)
SG&A includes salaries and related personnel expenses, advertising (net of manufacturer cooperative advertising credits), rent, facility costs, and other general corporate expenses.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in millions)	2020	2019
Personnel	$228.5	$212.1	$16.4	7.7%
Advertising	27.6	26.5	1.1	4.2
Rent	10.2	10.2	—	—
Facility costs[1]	20.1	18.4	1.7	9.2
Loss on sale of assets	0.1	—	0.1	NM
Other	59.5	54.6	4.9	9.0
Total SG&A	$346.0	$321.8	$24.2	7.5%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended March 31,		Increase (Decrease)
As a % of gross profit	2020	2019
Personnel	49.6%	47.1%	250	bp
Advertising	6.0	5.9	10
Rent	2.2	2.3	(10)
Facility costs	4.4	4.1	30
Loss on sale of assets	—	—	—
Other	12.9	12.0	90
Total SG&A	75.1%	71.4%	370	bp

SG&A as a percentage of gross profit was 75.1% for the three-month period ended March 31, 2020 compared to 71.4% for the same period of 2019. SG&A expense increased 7.5% in the three-month period ended March 31, 2020 compared to the same period of 2019. Overall, SG&A expense increased due to personnel costs in the three-month period ended March 31, 2020 compared to the same period of 2019.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 74.8% for the three-month period ended March 31, 2020 compared to 70.8% for the same period of 2019. This increase was primarily due to increased personnel costs and a reduction of gross profit.

SG&A expense adjusted for non-core charges was as follows (in millions):

	Three Months Ended March 31,		Increase	% Increase
(Dollars in millions)	2020	2019
Personnel	$228.5	$212.1	$16.4	7.7%
Advertising	27.6	26.5	1.1	4.2
Rent	10.2	10.2	—	—
Facility costs[1]	20.1	18.4	1.7	9.2
Adjusted loss on sale of assets	0.2	—	0.2	NM
Adjusted other	58.2	54.5	3.7	6.8
Adjusted total SG&A	$344.8	$321.7	$23.1	7.2%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended March 31,		Increase (Decrease)
As a % of gross profit	2020	2019
Personnel	49.6%	47.1%	250	bp
Advertising	6.0	5.9	10
Rent	2.2	2.3	(10)
Facility costs	4.4	4.1	30
Adjusted loss on sale of assets	—	—	—
Adjusted other	12.6	12.0	60
Adjusted total SG&A	74.8%	71.4%	340	bp

Adjusted SG&A excludes $0.8 million in storm insurance reserve charges, $0.5 million in acquisition-related expenses, and a $0.1 million net gain on store disposals in the three-month period ended March 31, 2020.

Adjusted SG&A excludes $0.2 million of acquisition related expenses, and a $0.1 million net loss on store disposals in the three-month period ended March 31, 2019.

See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.

	Three Months Ended March 31,		Increase	% Increase
(Dollars in millions)	2020	2019
Depreciation and amortization	$22.0	$19.8	$2.2	11.1%

The increase of 11.1% in depreciation and amortization for the three-month period ended March 31, 2020 compared to the same period of 2019 was primarily due to capital expenditures and acquisitions that occurred in 2019. In the first quarter of 2020, we invested $41.6 million in capital expenditures. These investments also increased the amount of depreciation expense in the three-month period ended March 31, 2020. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended March 31,
	2020	2019
Operating margin	3.3%	3.8%
Operating margin adjusted for non-core charges [1]	3.4%	3.8%
1 See “Non-GAAP Reconciliations” for more details.

Operating margin decreased 50 bps in the three-month period ended March 31, 2020 compared to the same period in 2019. The decrease in operating margin for the three-month period ended March 31, 2020, was primarily due to an overall increase in SG&A, partially offset by an increase in gross margin compared to the same period in 2019.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended March 31,
(Dollars in millions)	2020	2019	% Change
Floor plan interest expense (new vehicles)	$14.0	$18.1	(22.7)%

Floor plan interest expense decreased $4.1 million in the three-month period ended March 31, 2020 compared to the same period of 2019. The 22.7% decrease in floor plan interest expense for the three-month period ended March 31, 2020, compared to the same period in 2019 includes a 9.4% decrease related to a decrease in same store inventory levels; a 2.7% decrease related to divestiture volume, net of increases in acquisition volume; and a 10.6% decrease related to decreased LIBOR rates as compared to the same period of 2019.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended March 31,			%
(Dollars in millions)	2020	2019	Change	Change
Floor plan interest expense (new vehicles)	$14.0	$18.1	$(4.1)	(22.7)%
Floor plan assistance (included as an offset to cost of sales)	(14.9)	(15.1)	0.2	(1.3)
Net new vehicle carrying costs	$(0.9)	$3.0	$(3.9)	NM
NM - not meaningful

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used and service loaner vehicle inventory financing commitments, and our revolving line of credit.

	Three Months Ended March 31,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Mortgage interest	$6.6	$6.9	$(0.3)	(4.3)
Other interest	10.8	9.0	1.8	20.0
Capitalized interest	(0.4)	(0.6)	(0.2)	NM
Total other interest expense	$17.0	$15.3	$1.7	11.1%
NM - not meaningful
Other interest expense for the three-month period ended March 31, 2020 increased $1.7 million, primarily related to the additional interest expense associated with the senior notes issued in 2019.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended March 31,
	2020	2019
Effective income tax rate	28.0%	27.5%

Our effective income tax rate for the three-month period ended March 31, 2020 was positively affected by excess tax benefits on stock awards vesting in the current period and negatively affected by an increase in the current state effective tax rate, primarily due to enactment of the Oregon Corporate Activity Tax beginning January 1, 2020. We estimate our annual effective tax rate, excluding non-core charges, to be 29.0%.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic.  The CARES Act, among other items, includes modifications to federal net operating loss rules, the business interest deduction limitation, and the bonus depreciation eligibility of qualified improvement property. The income tax impact of the CARES Act was immaterial for the three month period ended March 31, 2020. We will continue to monitor the potential impacts of this legislation on future periods.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations.

	Three Months Ended March 31, 2020
(Dollars in millions, except per share amounts)	As reported	Acquisition expenses	Net disposal gain on sale of stores	Insurance reserves	Adjusted
Selling, general and administrative	$346.0	$(0.5)	$0.1	$(0.8)	$344.8
Operating income	92.9	0.5	(0.1)	0.8	94.1

Income before income taxes	$64.2	$0.5	$(0.1)	$0.8	$65.4
Income tax provision	(18.0)	(0.1)	—	(0.2)	(18.3)
Net income	$46.2	$0.4	$(0.1)	$0.6	$47.1

Diluted net income per share	$1.97	$0.02	$—	$0.02	$2.01
Diluted share count	23.5

	Three Months Ended March 31, 2019
(Dollars in millions, except per share amounts)	As reported	Acquisition expenses	Net disposal gain on sale of stores	Asset impairments	Adjusted
Asset impairment	$0.5	$—	$—	$(0.5)	$—
Selling, general and administrative	321.8	(0.2)	0.1	—	321.7
Operating income	108.6	0.2	(0.1)	0.5	109.2

Income before income taxes	$77.8	$0.2	$(0.1)	$0.5	$78.4
Income tax provision	(21.4)	(0.1)	—	(0.1)	(21.6)
Net income	$56.4	$0.1	$(0.1)	$0.4	$56.8

Diluted net income per share	$2.42	$0.01	$—	$0.01	$2.44
Diluted share count	23.2

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

Available Sources
Cash flows generated by operating activities and borrowings under our credit facility and other types of debt are our most significant sources of liquidity. As of March 31, 2020, we had $56.6 million in cash, $338.8 million in availability under revolving lines of credit, and $162.9 million in availability under our used and service loaner vehicle financing commitments. In addition, we also have the ability to raise funds through mortgaging real estate; however, no assurances can be provided that the appraised value of these operating properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2020	2019	in Cash Flow
Net cash provided by operating activities	$121.7	$77.2	$44.5
Net cash used in investing activities	(118.3)	(35.3)	(83.0)
Net cash used in financing activities	(30.8)	(28.5)	(2.3)

Operating Activities
Cash provided by operating activities for the three-month period ended March 31, 2020, increased $44.5 million compared to the same period of 2019, primarily related to an increase in collections on trade receivables, offset by a decrease in borrowings of floor plan notes payable and a decrease in accrued liabilities related to compensation based accruals, compared to the same period of 2019.

Borrowings from and repayments to our syndicated credit facility related to our new vehicle inventory floor plan financing are presented as financing activities. To better understand the impact of changes in inventory and the associated financing, we also consider our adjusted net cash provided by operating activities to include borrowings or repayments associated with our new vehicle floor plan commitment.

Adjusted net cash provided by operating activities is presented below (in millions):

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2020	2019	in Cash Flow
Net cash provided by operating activities – as reported	$121.7	$77.2	$44.5
Add: Net (repayments) borrowings on floor plan notes payable, non-trade	(43.5)	43.5	(87.0)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(14.1)	—	(14.1)
Net cash provided by operating activities – adjusted	$64.1	$120.7	$(56.6)

Investing Activities
Net cash used in investing activities totaled $118.3 million and $35.3 million, respectively, for the three-month periods ended March 31, 2020 and 2019.

Below are highlights of significant activity related to our cash flows from investing activities:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2020	2019	in Cash Flow
Capital expenditures	$(41.6)	$(29.1)	$(12.5)
Cash paid for acquisitions, net of cash acquired	(72.3)	—	(72.3)
Cash paid for other investments	(9.3)	(6.6)	(2.7)
Proceeds from sales of stores	4.7	—	4.7

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Three Months Ended March 31,
(Dollars in millions)	2020	2019
Post-acquisition capital improvements	$14.1	$6.3
Facilities for open points	0.8	0.2
Purchase of facilities for existing operations	5.9	1.5
Existing facility improvements	16.4	10.8
Maintenance	4.4	10.3
Total capital expenditures	$41.6	$29.1

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

The increase in capital expenditures for the three-month period ended March 31, 2020, compared to the same period of 2019 related primarily to higher post-acquisition capital improvements due to an increase in acquisitions in the prior year. We have deferred approximately $65 million in planned discretionary capital expenditures and will continue to evaluate these investments.

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

Acquisitions
We focus on acquiring stores at attractive purchase prices that meet our return thresholds and strategic objectives. We look for acquisitions that diversify our brand and geographic mix as we continue to evaluate our portfolio to minimize exposure to any one manufacturer and achieve financial returns. As mentioned earlier, all potential acquisitions are being deferred until the second half of 2020.

We are able to subsequently floor new vehicle inventory acquired as part of an acquisition; however, the cash generated by this transaction is recorded as borrowings on floor plan notes payable, non-trade.

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Three Months Ended March 31,
	2020	2019
Number of stores acquired	2	—

(Dollars in millions)
Cash paid for acquisitions, net of cash acquired	$72.3	$—
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(14.1)	—
Cash paid for acquisitions, net of cash acquired – adjusted	$58.2	$—

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash (used in) provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2020	2019	in Cash Flow
Cash used in financing activities, as reported	$(30.8)	$(28.5)	$(2.3)
Adjust: Borrowings (repayments) on floor plan notes payable: non-trade	43.5	(43.5)	87.0
Cash provided by (used in) financing activities – adjusted	$12.7	$(72.0)	$84.7

Below are highlights of significant activity related to our cash flows from financing activities, excluding net borrowings on floor plan notes payable: non-trade, which are discussed above:

	Three Months Ended March 31,		Increase (Decrease)
(Dollars in millions)	2020	2019	in Cash Flow
Net borrowings (repayments) on lines of credit	$55.0	$(55.0)	$110.0
Proceeds from issuance of long-term debt	17.2	—	17.2
Repurchases of common stock	(48.2)	(3.1)	(45.1)
Dividends paid	(7.0)	(6.7)	(0.3)

Equity Transactions
On October 22, 2018, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock. We repurchased a total of 558,930 shares of our Class A common stock at an average price of $86.15 per share in the first three months of 2020. This included 529,303 shares as part of the repurchase plan at an average price per share of $82.76 and 29,627 shares related to tax withholding on vesting RSUs at an average price of $146.62 per share. As of March 31, 2020, we had $189.8 million remaining available for repurchases and the authorization does not have an expiration date.

In the first three months of 2020, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2020	$0.30	$7.0

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of March 31, 2020
(Dollars in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,595.9	$—	[1]
Floor plan notes payable	389.9	—
Used and service loaner vehicle inventory financing commitments	204.0	162.9	[2]
Revolving lines of credit	—	338.8	[2,3]
Real estate mortgages	608.9	—
5.250% Senior notes due 2025	300.0	—
4.625% Senior notes due 2027	400.0	—
Other debt	33.1	—
Total debt outstanding	3,531.8	501.7
Less: unamortized debt issuance costs	(10.4)	—
Total debt	$3,521.4	$501.7

1 As of March 31, 2020, we had a $2.1 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of February 29, 2020. This amount is reduced by $16.8 million for outstanding letters of credit.

Credit Facility
Our syndicated credit facility (“credit facility”) is comprised of 19 financial institutions, including seven manufacturer-affiliated finance companies, with a maturity date of January 2025.

We have the option to reallocate the commitments, provided that the used vehicle inventory floor plan financing commitment does not exceed 16.5% of aggregate commitments, the revolving loan commitment does not exceed 18.75% of aggregate commitments, the service loaner floor plan financing commitment does not exceed $100 million, and the sum of these commitments plus the new vehicle inventory floor plan financing commitment does not exceed the aggregate total financing commitment of $2.8 billion. Additionally, we may request an increase in the aggregate new vehicle floor plan commitment of up to $400 million provided that the aggregate commitment does not exceed $3.2 billion. All borrowings from, and repayments to, our lending group are presented in the Consolidated Statements of Cash Flows as financing activities.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.10% for new vehicle floor plan financing, one-month LIBOR plus 1.40% for used vehicle floor plan financing, 1.20% for service loaner floor plan financing and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.00% to 2.00% depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 2.08% at March 31, 2020. The annual interest rate associated with our used vehicle floor plan commitment was 2.38% at March 31, 2020. The annual interest rate associated with our service loaner floor plan commitment was 2.18% at March 31, 2020. The annual interest rate associated with our revolving line of credit was 2.23% at March 31, 2020.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of March 31, 2020
Current ratio	Not less than 1.10 to 1	1.34 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.68 to 1
Leverage ratio	Not more than 5.75 to 1	2.67 to 1

As of March 31, 2020, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Other Lines of Credit
Our other lines of credit include a commitment of up to $20.0 million, secured by certain assets from select Chrysler locations and a commitment of $60.0 million with Ford Motor Credit Company, secured by certain assets from all Ford locations. These other lines of credit mature in 2021 and have interest rates up to 6.53%. As of March 31, 2020, no amounts were outstanding on these other lines of credit.

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of March 31, 2020, $389.9 million was outstanding on these agreements at interest rates ranging up to 6.25%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 5.3% at March 31, 2020. The mortgages are payable in various installments through August 1, 2038. As of March 31, 2020, we had fixed interest rates on 73% of our outstanding mortgage debt.

Our other debt, which totaled $33.1 million at March 31, 2020, includes finance leases and sellers’ notes. See Note 10 of the Condensed Notes to the Consolidated Financial Statements for additional information on finance leases.

5.250% Senior Notes Due 2025
On July 24, 2017, we issued $300 million in aggregate principal amount of 5.250% Senior Notes due 2025 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Notes from July 24, 2017 and is payable semiannually on February 1 and August 1. We may redeem the Notes in whole or in part at any time prior to August 1, 2020 at a price equal to 100% of the principal amount plus a make-whole premium set forth in the Indenture and accrued and unpaid interest. After August 1, 2020, we may redeem some or all of the Notes subject to the redemption prices set forth in the Indenture. If we experience specific kinds of changes of control, as described in the Indenture, we must offer to repurchase the Notes at 101% of their principal amount plus accrued and unpaid interest to the date of purchase.

4.625% Senior Notes Due 2027
On December 9, 2019, we issued $400 million in aggregate principal amount of 4.625% Senior Notes due 2027 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Senior Notes from December 9, 2019 and is payable semiannually on June 15 and December 15. We may redeem the Senior Notes in whole or in part, on or after December 15, 2022, at the redemption prices set forth in the Indenture. Prior to December 15, 2022, we may redeem the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium set forth in the Indenture. In addition, prior to December 15, 2022, we may redeem up to 40% of the Senior Notes from the proceeds of certain equity offerings. Upon certain change of control events (as set forth in the Indenture), the holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes at a purchase price of 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.

Recent Accounting Pronouncements
See Note 13 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates
There have been no material changes in the critical accounting policies and use of estimates described in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2019.

See also Note 1 and Note 3 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information including the impact of our January 1, 2020 adoption of Topic 326 - Measurement of Credit Losses on Financial Instruments and related updates.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

With the exception of the impacts of COVID-19, which are discussed elsewhere in this document, there have been no material changes in our reported market risks or risk management policies since the filing of our 2019 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 22, 2019.

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

Changes in Internal Control Over Financial Reporting
During the three months ended March 31, 2020, we implemented certain internal controls in connection with our adoption of Topic 326. There were no other changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our 2019 Annual Report on Form 10-K, which was filed with the SEC on February 22, 2019. We have described in our 2019 Annual Report on Form 10-K, under “Risk Factors” in Item 1A, the primary risks related to our business and securities. We provide below the material changes to our risk factors described in that report.

The recent outbreak of the novel coronavirus could adversely affect our business, financial condition, results of operations and cash flows.

The recent outbreak of the novel coronavirus (COVID-19) pandemic has resulted in widespread travel and transportation restrictions and closures of commercial spaces and industrial facilities in and across the United States and the world, including in the states and regions in which we operate. In connection with the COVID-19 pandemic, we have seen a significant decline in all revenue levels in certain locations. We have modified certain business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities, and are developing and implementing risk mitigation plans for critical items and services required to continue our operations. We are monitoring and managing our cash flows and have enacted cost saving measures to respond to the volatile environment. In addition, we continue to assess our capital deployment strategy. However, these measures may not be sufficient to prevent adverse impacts on our business and financial condition from COVID-19.

The declines in sales and service revenue and ongoing disruptions in our operations due to the COVID-19 pandemic may adversely impact our business, results of operations, financial condition and cash flows. The degree to which COVID-19 may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the ultimate geographic spread of COVID-19, the severity and the duration of the pandemic, and further actions that may be taken by governmental authorities or businesses or individuals on their own initiatives in response to the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the first quarter of 2020:

	Total number of shares purchased [2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans [1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands) [1]
January	—	$—	—	$233,603
February	—	—	—	233,603
March	558,930	86.15	529,303	189,796
	558,930	$86.15	529,303	$189,796

1 On October 22, 2018, our Board of Directors approved a $250 million repurchase authorization. This authorization does not have an expiration date.
2 Of the shares repurchased in the first quarter of 2020, 29,627 were related to tax withholdings on vesting RSUs.

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

Date: April 24, 2020	LITHIA MOTORS, INC.

By: /s/ Tina Miller
Tina Miller
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)