Form 10-Q
period 2020-06-30
LITHIA MOTORS INC
filed 2020-07-24
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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

As of July 24, 2020, there were 22,440,945 shares of the registrant’s Class A common stock outstanding and 400,000 shares of the registrant’s Class B common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In millions) (Unaudited)
	June 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$120.3	$84.0
Accounts receivable, net of allowance for doubtful accounts of $8.3 and $7.3	446.4	505.0
Inventories, net	1,812.8	2,433.7
Other current assets	50.6	47.8
Total Current Assets	2,430.1	3,070.5

Property and equipment, net of accumulated depreciation of $309.2 and $284.3	1,663.0	1,611.7
Operating lease right-of-use assets	234.4	251.9
Goodwill	592.2	454.6
Franchise value	355.5	306.7
Other non-current assets	263.8	388.5
Total Assets	$5,539.0	$6,083.9

Liabilities and Stockholders’ Equity
Current Liabilities:
Floor plan notes payable	$292.0	$425.2
Floor plan notes payable: non-trade	1,168.6	1,642.4
Current maturities of long-term debt	56.7	39.3
Trade payables	124.8	125.3
Accrued liabilities	384.3	336.9
Total Current Liabilities	2,026.4	2,569.1

Long-term debt, less current maturities	1,357.9	1,430.6
Deferred revenue	145.4	137.9
Deferred income taxes	123.8	131.1
Non-current operating lease liabilities	221.6	238.5
Other long-term liabilities	131.7	109.0
Total Liabilities	4,006.8	4,616.2

Stockholders’ Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100.0 shares; issued and outstanding 22.4 and 22.6	2.1	20.5
Class B common stock - no par value; authorized 25.0 shares; issued and outstanding 0.4 and 0.6	0.1	0.1
Additional paid-in capital	30.1	46.0
Accumulated other comprehensive loss	(7.2)	(0.7)
Retained earnings	1,507.1	1,401.8
Total Stockholders’ Equity	1,532.2	1,467.7
Total Liabilities and Stockholders’ Equity	$5,539.0	$6,083.9

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In millions, except per share amounts) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
New vehicle retail	$1,367.8	$1,707.4	$2,741.3	$3,168.5
Used vehicle retail	922.2	888.3	1,796.5	1,716.2
Used vehicle wholesale	51.3	81.7	118.0	159.1
Finance and insurance	124.9	129.0	246.7	246.5
Service, body and parts	275.5	335.5	605.4	652.9
Fleet and other	16.9	79.8	54.4	128.2
Total revenues	2,758.6	3,221.7	5,562.3	6,071.4
Cost of sales:
New vehicle retail	1,275.6	1,612.0	2,570.9	2,987.2
Used vehicle retail	823.9	795.1	1,608.3	1,538.4
Used vehicle wholesale	49.2	79.9	115.3	156.4
Service, body and parts	131.1	165.2	292.8	323.1
Fleet and other	14.4	75.9	49.7	122.0
Total cost of sales	2,294.2	2,728.1	4,637.0	5,127.1
Gross profit	464.4	493.6	925.3	944.3
Asset impairments	7.9	—	7.9	0.5
Selling, general and administrative	304.5	356.5	650.5	678.3
Depreciation and amortization	22.3	20.2	44.3	40.0
Operating income	129.7	116.9	222.6	225.5
Floor plan interest expense	(8.1)	(19.4)	(22.1)	(37.5)
Other interest expense, net	(16.8)	(15.0)	(33.8)	(30.3)
Other income, net	3.5	3.0	5.8	5.6
Income before income taxes	108.3	85.5	172.5	163.3
Income tax provision	(30.6)	(23.6)	(48.6)	(45.0)
Net income	$77.7	$61.9	$123.9	$118.3

Basic net income per share	$3.40	$2.65	$5.37	$5.10
Shares used in basic per share calculations	22.8	23.4	23.1	23.2

Diluted net income per share	$3.38	$2.63	$5.32	$5.08
Shares used in diluted per share calculations	23.0	23.5	23.3	23.3

Cash dividends paid per Class A and Class B share	$0.30	$0.30	$0.60	$0.59

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In millions) (Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$77.7	$61.9	$123.9	$118.3
Other comprehensive loss, net of tax:
Loss on cash flow hedges, net of tax benefit of $0.5, $0.3, $2.3, and $0.3, respectively	(1.4)	(0.9)	(6.5)	(0.9)
Comprehensive income	$76.3	$61.0	$117.4	$117.4

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders’ Equity (In millions) (Unaudited)
Three and Six Months Ended June 30, 2020
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	22.6	$20.5	0.6	$0.1	$46.0	$(0.7)	$1,401.8	$1,467.7
Net income	—	—	—	—	—	—	46.2	46.2
Loss on cash flow hedges, net of tax benefit of $1.8	—	—	—	—	—	(5.1)	—	(5.1)
Issuance of stock in connection with employee stock plans	—	2.6	—	—	—	—	—	2.6
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—	—
Repurchase of Class A common stock	(0.5)	(32.0)	—	—	(16.2)	—	—	(48.2)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	8.9	—	—	(3.8)	—	—	5.1
Dividends paid	—	—	—	—	—	—	(7.0)	(7.0)
Adjustment to adopt ASC 326	—	—	—	—	—	—	(4.8)	(4.8)
Balance at March 31, 2020	22.2	—	0.6	0.1	26.0	(5.8)	1,436.2	1,456.5
Net income	—	—	—	—	—	—	77.7	77.7
Loss on cash flow hedges, net of tax benefit of $0.5	—	—	—	—	—	(1.4)	—	(1.4)
Issuance of stock in connection with employee stock plans	—	3.5	—	—	—	—	—	3.5
Repurchase of Class A common stock	—	(2.3)	—	—	—	—	—	(2.3)
Class B common stock converted to Class A common stock	0.2	—	(0.2)	—	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	0.9	—	—	4.1	—	—	5.0
Dividends paid	—	—	—	—	—	—	(6.8)	(6.8)
Balance as of June 30, 2020	22.4	$2.1	0.4	$0.1	$30.1	$(7.2)	$1,507.1	$1,532.2

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders’ Equity (In millions) (Unaudited)
Three and Six Months Ended June 30, 2019
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	22.0	$—	1.0	$0.1	$35.0	$—	$1,162.1	$1,197.2
Net income	—	—	—	—	—	—	56.4	56.4
Issuance of stock in connection with employee stock plans	—	2.3	—	—	—	—	—	2.3
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	(3.1)	—	—	—	—	—	(3.1)
Class B common stock converted to Class A common stock	0.2	—	(0.2)	—	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	10.5	—	—	(7.0)	—	—	3.5
Dividends paid	—	—	—	—	—	—	(6.7)	(6.7)
Adjustment to adopt ASC 842	—	—	—	—	—	—	0.9	0.9
Balance at March 31, 2019	22.3	9.7	0.8	0.1	28.0	—	1,212.7	1,250.5
Net income	—	—	—	—	—	—	61.9	61.9
Loss on cash flow hedges, net of tax benefit of $0.3	—	—	—	—	—	(0.9)	—	(0.9)
Issuance of stock in connection with employee stock plans	0.1	2.8	—	—	—	—	—	2.8
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	0.5	—	—	3.4	—	—	3.9
Option premiums paid	—	—	—	—	(31.4)	—	(5.1)	(36.5)
Dividends paid	—	—	—	—	—	—	(7.0)	(7.0)
Balance as of June 30, 2019	22.4	$13.0	0.8	$0.1	$—	$(0.9)	$1,262.5	$1,274.7

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In millions) (Unaudited)
	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$123.9	$118.3
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	7.9	0.5
Depreciation and amortization	44.3	40.0
Stock-based compensation	10.0	7.4
Gain on disposal of other assets	(0.3)	—
(Gain) loss on disposal of franchise	(1.4)	0.3
Deferred income taxes	(4.9)	7.6
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	53.8	40.1
Inventories	624.7	(63.0)
Other assets	(10.6)	6.4
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	(130.7)	89.7
Trade payables	0.3	3.5
Accrued liabilities	51.1	(8.8)
Other long-term liabilities and deferred revenue	21.9	2.4
Net cash provided by operating activities	790.0	244.4

Cash flows from investing activities:
Capital expenditures	(78.3)	(57.8)
Proceeds from sales of assets	1.6	0.8
Cash paid for other investments	(9.7)	(6.7)
Cash paid for acquisitions, net of cash acquired	(92.3)	(75.0)
Proceeds from sales of stores	11.6	28.9
Net cash used in investing activities	(167.1)	(109.8)

Cash flows from financing activities:
Repayments on floor plan notes payable, net: non-trade	(456.8)	(11.1)
Borrowings on lines of credit	925.4	1,411.0
Repayments on lines of credit	(1,034.4)	(1,450.0)
Principal payments on long-term debt and capital leases, scheduled	(13.3)	(12.0)
Principal payments on long-term debt and capital leases, other	(4.9)	(11.0)
Proceeds from issuance of long-term debt	56.5	—
Payments of debt issuance costs	(0.9)	(0.2)
Proceeds from issuance of common stock	6.1	5.1
Repurchase of common stock	(50.5)	(3.1)
Dividends paid	(13.8)	(13.7)
Other financing activity	—	(36.5)
Net cash used in financing activities	(586.6)	(121.5)
Increase in cash and cash equivalents	36.3	13.1
Cash and cash equivalents at beginning of period	84.0	31.6
Cash and cash equivalents at end of period	$120.3	$44.7

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$61.3	$69.5
Cash paid during the period for income taxes, net	4.4	7.2
Floor plan debt paid in connection with store disposals	22.0	4.8

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$—	$26.4
ROU assets obtained in exchange for lease liabilities [1]	$4.2	$260.3
Acquisition of financing leases	$15.4	$—
1 The amount for the six months ended June 30, 2019 includes the transition adjustment for the adoption of Topic 842.

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of June 30, 2020, and for the three and six months ended June 30, 2020 and 2019. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2019 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2019, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2020. The unaudited interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2019 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements,” which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, “Targeted Transition Relief,” which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326.

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

Note 2. Contract Liabilities and Assets

Contract Liabilities
We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $181.2 million and $171.5 million as of June 30, 2020, and December 31, 2019, respectively; and we recognized $8.0 million and $16.2 million of revenue in the three and six months ended June 30, 2020, related to our contract liability balance at December 31, 2019. Our contract liability balance is included in accrued liabilities and deferred revenue.

Contract Assets
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract. Our contract asset balances associated with future estimated variable consideration were $8.2 million and $8.9 million as of June 30, 2020 and December 31, 2019, respectively; and are included in trade receivables and other non-current assets.

Note 3. Accounts Receivable and Contract Assets

Accounts receivable consisted of the following (in millions):

	June 30, 2020	December 31, 2019
Contracts in transit	$247.9	$269.7
Trade receivables	56.3	52.8
Vehicle receivables	45.0	50.9
Manufacturer receivables	74.9	112.4
Auto loan receivables	60.8	62.2
Other receivables	19.0	19.4
	503.9	567.4
Less: Allowance for doubtful accounts	(8.3)	(7.3)
Less: Long-term portion of accounts receivable, net	(49.2)	(55.1)
Total accounts receivable, net	$446.4	$505.0

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

The balance of auto loan receivables is made up primarily of sub-prime loans secured by the related vehicle. More than 97% of the portfolio is aged less than 60 days past due with less than 3% on non-accrual status. As of June 30, 2020, the allowance for credit losses related to auto loan receivables was $13.9 million and included in allowance for doubtful accounts and other non-current assets. In accordance with Topic 326, the allowance for loan losses is estimated based on our historical write-off experience, current conditions and forecasts as well as the value of any underlying assets securing these loans and is reviewed monthly. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status. The annual activity for charges and subsequent recoveries is immaterial. The remainder of our receivables are due primarily from manufacturer partners and various third-party lenders. The historical losses related to these balances are immaterial.

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 4. Inventories

The components of inventories, net, consisted of the following (in millions):

	June 30, 2020	December 31, 2019
New vehicles	$1,172.6	$1,704.1
Used vehicles	554.6	638.1
Parts and accessories	85.6	91.5
Total inventories	$1,812.8	$2,433.7

Note 5. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in millions):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2018 ¹	$164.5	$188.9	$81.5	$434.9
Adjustments to purchase price allocations [2]	1.6	1.6	1.9	5.1
Additions through acquisitions [2]	6.2	9.0	2.2	17.4
Reductions from impairments	(0.3)	(1.3)	(0.1)	(1.7)
Reductions through divestitures	(0.2)	(0.9)	—	(1.1)
Balance as of December 31, 2019 ¹	171.8	197.3	85.5	454.6
Additions through acquisitions [3]	32.0	92.9	17.0	141.9
Reductions through divestitures	(0.1)	(0.7)	—	(0.8)
Reductions from impairments	(0.5)	(3.0)		(3.5)
Balance as of June 30, 2020	$203.2	$286.5	$102.5	$592.2
1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
2 Our purchase price allocation for the 2018 acquisitions were finalized in 2019. As a result, we added $22.5 million of goodwill.
3 Our purchase price allocation for a portion of the 2019 acquisitions was finalized in 2020. As a result, we added $141.9 million of goodwill. Our purchase price allocation for the remaining 2019 and 2020 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12.

The changes in the carrying amounts of franchise value are as follows (in millions):

Franchise Value
Balance as of December 31, 2018	$288.7
Adjustments to purchase price allocations [1]	3.5
Additions through acquisitions [1]	20.9
Reductions through divestitures	(6.0)
Reductions from impairments	(0.4)
Balance as of December 31, 2019	306.7
Additions through acquisitions [2]	53.9
Reductions through divestitures	(0.7)
Reductions from impairments	(4.4)
Balance as of June 30, 2020	$355.5

1 Our purchase price allocation for the 2018 acquisitions were finalized in 2019. As a result, we added $24.4 million of franchise value.
2 Our purchase price allocation for a portion of the 2019 acquisitions was finalized in 2020. As a result, we added $53.9 million of franchise value. Our purchase price allocation for the remaining 2019 and 2020 acquisitions are preliminary and franchise value is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 12.

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

	Repurchases Occurring in 2020		Cumulative Repurchases as of June 30, 2020
	Shares	Average Price	Shares	Average Price
Share Repurchase Authorization	563,953	$81.71	3,719,048	$84.02

As of June 30, 2020, we had $187.5 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2020, we repurchased 29,857 shares at an average price of $146.60 per share, for a total of $4.4 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

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

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of June 30, 2020, our real estate mortgages and other debt, which includes capital leases, had maturity dates between October 31, 2020, and August 31, 2038.

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

There were no changes to our valuation techniques during the six-month period ended June 30, 2020.

Below are our derivative liabilities that are measured at fair value (in millions):

Fair Value at June 30, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$—	$9.8	$—

Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$—	$1.0	$—

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows (in millions):

	June 30, 2020	December 31, 2019
Carrying value
5.250% Senior notes due 2025	$300.0	$300.0
4.625% Senior notes due 2027	400.0	400.0
Real estate mortgages and other debt	523.7	466.6
	$1,223.7	$1,166.6
Fair value
5.250% Senior notes due 2025	$301.1	$315.0
4.625% Senior notes due 2027	391.0	412.0
Real estate mortgages and other debt	505.3	468.7
	$1,197.4	$1,195.7

Goodwill and franchise value for our reporting units are tested for impairment annually as of October 1 or more frequently when events or changes in circumstances indicate that impairment may have occurred. During the second quarter of 2020, there were indications of a triggering event at certain locations. We tested the goodwill and franchise value for these locations. As a result, we identified certain reporting units where it was more likely than not the fair value was less than the carrying amount, and recorded non-cash impairment charges of $3.5 million and $4.4 million, which was equal to the difference between the fair value and the carrying value for goodwill and franchise value, respectively. The impairment charges for both goodwill and franchise value reduced the carrying value to zero at these locations. The non-cash impairment charges are included in “Asset impairments” in the accompanying Consolidated Statements of Operations and are reported in the “Corporate and Other” category of our segment information.

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

Following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in millions, except per share amounts):

Three Months Ended June 30,	2020		2019
(in millions, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$76.3	$1.4	$59.8	$2.1
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	0.1	—	0.2	—
Conversion of Class B common shares into Class A common shares	1.3	—	1.9	—
Net income applicable to common stockholders - diluted	$77.7	$1.4	$61.9	$2.1

Weighted average common shares outstanding – basic	22.4	0.4	22.6	0.8
Conversion of Class B common shares into Class A common shares	0.4	—	0.8	—
Effect of dilutive stock options on weighted average common shares	0.2	—	0.1	—
Weighted average common shares outstanding – diluted	23.0	0.4	23.5	0.8

Net income per common share - basic	$3.40	$3.40	$2.65	$2.65
Net income per common share - diluted	$3.38	$3.38	$2.63	$2.63

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the three-month periods ended June 30, 2020, and 2019 and was determined to be immaterial.

Six Months Ended June 30,	2020		2019
(in millions, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$121.8	$2.1	$114.2	$4.1
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	0.2	—	0.5	—
Conversion of Class B common shares into Class A common shares	1.9	—	3.6	—
Net income applicable to common stockholders - diluted	$123.9	$2.1	$118.3	$4.1

Weighted average common shares outstanding – basic	22.7	0.4	22.4	0.8
Conversion of Class B common shares into Class A common shares	0.4	—	0.8	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.2	—	0.1	—
Weighted average common shares outstanding – diluted	23.3	0.4	23.3	0.8

Net income per common share - basic	$5.37	$5.37	$5.10	$5.10
Net income per common share - diluted	$5.32	$5.32	$5.08	$5.08

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the six-month periods ended June 30, 2020, and 2019 and was determined to be immaterial.

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

Certain financial information on a segment basis is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Domestic
New vehicle retail	$499.1	$577.3	$969.6	$1,069.7
Used vehicle retail	389.9	321.0	717.6	621.5
Used vehicle wholesale	19.8	29.6	45.8	59.2
Finance and insurance	50.9	47.3	96.1	89.1
Service, body and parts	102.2	121.0	219.5	236.4
Fleet and other	9.9	15.1	23.6	32.1
	1,071.8	1,111.3	2,072.2	2,108.0
Import
New vehicle retail	572.7	740.8	1,173.0	1,373.4
Used vehicle retail	345.9	363.5	700.6	704.8
Used vehicle wholesale	20.3	29.0	46.5	56.9
Finance and insurance	55.9	60.8	113.9	115.6
Service, body and parts	105.3	127.3	230.1	245.0
Fleet and other	5.9	11.6	17.8	28.9
	1,106.0	1,333.0	2,281.9	2,524.6
Luxury
New vehicle retail	297.2	383.7	598.2	723.2
Used vehicle retail	189.5	203.1	380.6	389.4
Used vehicle wholesale	11.3	22.8	25.5	42.6
Finance and insurance	17.7	18.4	34.6	34.9
Service, body and parts	65.4	83.9	148.8	163.0
Fleet and other	0.6	52.7	12.0	66.5
	581.7	764.6	1,199.7	1,419.6
	2,759.5	3,208.9	5,553.8	6,052.2
Corporate and other	(0.9)	12.8	8.5	19.2
	$2,758.6	$3,221.7	$5,562.3	$6,071.4
Segment income[1]:
Domestic	$59.4	$36.5	$87.2	$56.3
Import	48.8	39.5	73.6	69.5
Luxury	12.3	15.5	13.9	23.4
	120.5	91.5	174.7	149.2
Corporate and other	23.4	26.2	70.0	78.8
Depreciation and amortization	(22.3)	(20.2)	(44.3)	(40.0)
Other interest expense	(16.8)	(15.0)	(33.8)	(30.3)
Other income, net	3.5	3.0	5.9	5.6
Income before income taxes	$108.3	$85.5	$172.5	$163.3
1Segment income for each of the segments is defined as income before income taxes, depreciation and amortization, other interest expense and other income, net.

	June 30, 2020	December 31, 2019
Total assets:
Domestic	$1,140.1	$1,467.6
Import	1,258.4	1,306.5
Luxury	844.3	945.2
Corporate and other	2,296.2	2,364.6
	$5,539.0	$6,083.9

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

We rent or sublease certain real estate to third parties.

The table below presents the lease-related liabilities recorded on the balance sheet (in millions):

	June 30, 2020	December 31, 2019
Operating lease liabilities:
Current portion included in accrued liabilities	$24.8	$25.2
Noncurrent operating lease liabilities	221.6	238.5
Total operating lease liabilities	246.4	263.7
Finance lease liabilities:
Current portion included in current maturities of long-term debt	1.7	1.1
Long-term portion of lease liabilities in long-term debt	43.7	29.5
Total finance lease liabilities [1]	45.4	30.6
Total lease liabilities	$291.8	$294.3
Weighted-average remaining lease term:
Operating leases	13 years
Finance leases	9 years
Weighted-average discount rate:
Operating leases	5.03%
Finance leases	5.69%
1 Corresponding finance lease assets are not material and are included in property and equipment, net of accumulated depreciation.

The components of lease costs, which were included in selling, general and administrative in our Consolidated Statements of Operations, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost [1]	$11.7	$12.2	$23.5	$24.3
Variable lease cost [2]	0.5	0.4	1.4	1.2
Sublease income	(1.1)	(1.2)	(2.2)	(2.2)
Total lease costs	$11.1	$11.4	$22.7	$23.3
1 Includes short-term and month-to-month lease costs, which are immaterial.
2 Variable lease cost generally includes reimbursement for actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased real estate.

As of June 30, 2020, the maturities of our operating lease liabilities were as follows (in millions):

Operating Leases
Remainder of 2020	$36.3
Year Ending December 31,
2021	33.9
2022	30.6
2023	25.7
2024	23.4
Thereafter	195.0
Total minimum lease payments	344.9
Less:
Present value adjustment	(98.5)
Operating lease liabilities	$246.4

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

In the second quarter of 2019, to hedge the business exposure to rising interest rates on a portion of our variable rate debt, we entered into a 5-year zero-cost interest rate collar, with an aggregate notional amount of $300 million. This instrument hedges interest rate risk related to a portion of our $1.2 billion of non-trade floor plan notes payable.

The gains and losses from the cash flow hedge are recorded in AOCI and released to interest expense in the same period that the hedged interest expense on the floor plan is recognized. As of June 30, 2020, we have had a total loss of $9.8 million recorded associated with the fair value of our derivative instrument, included as a component of accrued liabilities and other long-term liabilities with the offsets in our deferred tax liability and AOCI. As of June 30, 2020, the amount of net losses we expect to reclassify from AOCI into interest expense in earnings within the next twelve months is $2.7 million. The actual amount reclassified could vary due to future changes in the fair value of the derivative. We reclassified $0.4 million from AOCI for both the three and six months ended June 30, 2020, respectively.

Note 12. Acquisitions

In the first six months of 2020, we completed the following acquisitions:

•	On February 17, 2020, Sacramento Lexus and Roseville Lexus in California.

•	On June 1, 2020, Hank’s Body Shop in Billings, Montana

•	On June 1, 2020, Chrysler Dodge Jeep Ram of Bend and Nissan of Bend in Oregon

Revenue and operating income contributed by the 2020 acquisitions subsequent to the date of acquisition were as follows (in millions):

Six Months Ended June 30,	2020
Revenue	$51.6
Operating income	1.1

In the first six months of 2019, we completed the following acquisitions:

•	On May 1, 2019, Hamilton Honda in Hamilton Township, New Jersey.

•	On May 20, 2019, Ford Lincoln of Morgantown in Morgantown, West Virginia.

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

The following tables summarize the consideration paid for the 2020 acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in millions):

Consideration
Cash paid, net of cash acquired	$92.3

The purchase price allocations for the Sacramento Lexus, Roseville Lexus, Chrysler Dodge Jeep Ram of Bend and Nissan of Bend acquisitions are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets. The following table details the preliminary purchase price allocations for the 2020 acquisitions (in millions):

Assets Acquired and Liabilities Assumed
Inventories, net	$35.7
Property and equipment, net	15.9
Other non-current assets	64.9
Floor plan notes payable	(7.3)
Debt and finance lease obligations	(15.4)
Other long-term liabilities	(1.5)
$92.3

We expect substantially all of the goodwill related to acquisitions completed in 2020 to be deductible for federal income tax purposes.

In the three and six-month periods ended June 30, 2020, we recorded $0.5 million and $1.0 million, respectively, in acquisition-related expenses as a component of selling, general and administrative expense. Comparatively, we recorded $1.5 million and $1.6 million of acquisition-related expenses in each of the same periods in 2019.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and six-month periods ended June 30, 2020 and 2019, had occurred on January 1, 2019 (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$2,771.3	$3,278.4	$5,609.0	$6,178.1
Net income	77.8	63.7	124.8	121.8
Basic net income per share	3.41	2.72	5.41	5.26
Diluted net income per share	3.38	2.71	5.36	5.23

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

Note 14. Subsequent Events

Syndicated Real-Estate Backed Credit Facility
On July 14, 2020, we entered into a five-year real-estate backed facility with eight financial institutions, including two manufacturer affiliated finance companies, maturing in July 2025. The real estate backed credit facility provides a total financing commitment of up to $254.7 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by the Company. The interest rate on this credit facility uses one-month LIBOR plus a margin ranging from 2.00% to 2.50% based on our leverage ratio, or a base rate of 0.75% plus a margin. The facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. Financial covenants include requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, consistent with those under the our existing syndicated credit facility with U.S. Bank National Association as administrative agent.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements and Risk Factors
Certain statements under the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” and elsewhere in this Form 10-Q constitute forward-looking statements within the meaning of the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995. Generally, you can identify forward-looking statements by terms such as “project”, “outlook”, “target”, “may”, “will”, “would”, “should”, “seek”, “expect”, “plan”, “intend”, “forecast”, “anticipate”, “believe”, “estimate”, “predict”, “potential”, “likely”, “goal”, “strategy”, “future”, “maintain”, and “continue” or the negative of these terms or other comparable terms. Examples of forward-looking statements in this Form 10-Q include, among others, statements we make regarding:

•	Future market conditions, including anticipated car sales levels;

•	Anticipated impacts on consumer demand or governmental restrictions related to the COVID-19 pandemic or otherwise;

•	Expected level of business interruption due to shelter in place policies or lifting of those restrictions, and when volumes and consumer demand will return;

•	Continuation of our sales and services, including in-store appointments and home deliveries;

•	Expectations regarding our inventory levels and manufacturer and lender incentives;

•	Expected growth from our ecommerce home solutions and digital strategies;

•	Expected operating results, such as improved store performance; continued improvement of selling, general and administrative expenses (“SG&A”) as a percentage of gross profit and all projections;

•	Anticipated integration, success and growth of acquired stores;

•	Anticipated ability to capture additional market share;

•	Anticipated ability to find accretive acquisitions;

•	Expected revenues from acquired stores;

•	Anticipated synergies, ability to monetize our investment in digital innovation;

•	Anticipated additions of dealership locations to our portfolio in the future;

•	Anticipated financial condition and liquidity, including from our cash, availability on our credit facility and unfinanced real estate;

•	Anticipated use of proceeds from our financings;

•	Anticipated allocations, uses and levels of capital expenditures in the future;

•	Expectations regarding compliance with financial and restrictive covenants in our credit facility and other debt agreements;

•	Statements regarding furloughed employees and cost reductions; and

•	Our strategies for customer retention, growth, market position, financial results and risk management.

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

Overview
Lithia Motors, Inc. is a leading provider of personal transportation solutions in the United States and is among the fastest growing companies in the Fortune 500 (#252-2020). As of June 30, 2020, we operated 188 locations representing 30 brands in 20 states. Lithia's rapid growth is powered by people, an industry leading coast-to-coast physical network and ecommerce digital home solutions. Lithia increases market share and optimizes profitability by focusing on the consumer experience and applying proprietary performance measurement systems fueled by data science. Lithia’s unique growth model generates significant cash flows, which funds innovation and the expansion of its nationwide network, creating personal transportation solutions wherever, whenever and however consumers desire.

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

Growth through acquisition and network optimization
We anticipate the growth and expansion of our physical network taking us half way to our goal of 5% national market share. We expect that increasing our physical network to between 400 and 500 locations would result in 2.5% market share. This density would allow us the ability to reach most consumers within two hours or less. Our physical network leverages our digital home solutions to complete the goal of 5% national market share. Our value-based acquisition strategy targets underperforming stores with strong franchises in desirable markets. As we integrate these stores into our existing network, we focus on increasing profitability through gaining market share, elevating the customer experience and controlling costs. With our performance management strategy, standardized information systems and centrally- and regionally-performed administrative functions, we seek to gain economies of scale from our network.

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

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	Change		2020	2019	Change
Revenues
New vehicle retail	$1,367.8	$1,707.4	(19.9)%		$2,741.3	$3,168.5	(13.5)%
Used vehicle retail	922.2	888.3	3.8		1,796.5	1,716.2	4.7
Finance and insurance	124.9	129.0	(3.2)		246.7	246.5	0.1
Service, body and parts	275.5	335.5	(17.9)		605.4	652.9	(7.3)
Total Revenues	2,758.6	3,221.7	(14.4)		5,562.3	6,071.4	(8.4)

Gross profit
New vehicle retail	$92.2	$95.4	(3.4)%		$170.4	$181.3	(6.0)%
Used vehicle retail	98.3	93.2	5.5		188.2	177.8	5.8
Finance and insurance	124.9	129.0	(3.2)		246.7	246.5	0.1
Service, body and parts	144.4	170.3	(15.2)		312.5	329.8	(5.2)
Total Gross Profit	464.4	493.6	(5.9)		925.3	944.3	(2.0)

Gross profit margins
New vehicle retail	6.7%	5.6%	110	bps	6.2%	5.7%	50	bps
Used vehicle retail	10.7	10.5	20		10.5	10.4	10
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	52.4	50.8	160		51.6	50.5	110
Total Gross Profit Margin	16.8	15.3	150		16.6	15.6	100

Retail units sold
New vehicles	34,869	45,887	(24.0)%		70,776	85,582	(17.3)%
Used vehicles	43,505	42,865	1.5		86,136	83,540	3.1

Average selling price per retail unit
New vehicles	$39,226	$37,208	5.4%		$38,732	$37,023	4.6%
Used vehicles	21,196	20,724	2.3		20,857	20,543	1.5

Average gross profit per retail unit
New vehicles	$2,643	$2,078	27.2%		$2,407	$2,119	13.6%
Used vehicles	2,259	2,174	3.9		2,185	2,128	2.7
Finance and insurance	1,593	1,453	9.6		1,572	1,457	7.9
Total vehicle[1]	4,050	3,598	12.6		3,875	3,596	7.8
1 Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail

Same Store Operating Data
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow revenues in our existing locations. As a result, same store measures have been integrated into the discussion below.

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in May 2019 would be included in same store operating data beginning in June 2020, after its first full complete comparable month of operation. The second quarter operating results for the same store comparisons would include results for that store in only the month of June for both comparable periods.

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in millions)	2020	2019	Change		2020	2019	Change
Revenues
New vehicle retail	$1,277.9	$1,670.2	(23.5)%		$2,550.9	$3,092.8	(17.5)%
Used vehicle retail	869.6	865.4	0.5		1,695.6	1,668.5	1.6
Finance and insurance	116.9	125.6	(6.9)		230.4	240.0	(4.0)
Service, body and parts	259.0	326.4	(20.6)		567.2	632.4	(10.3)
Total Revenues	2,587.4	3,146.2	(17.8)		5,206.4	5,912.7	(11.9)

Gross profit
New vehicle retail	$85.2	$93.7	(9.1)%		$157.8	$177.6	(11.1)%
Used vehicle retail	92.0	91.5	0.5		175.7	174.3	0.8
Finance and insurance	116.9	125.6	(6.9)		230.4	240.0	(4.0)
Service, body and parts	135.6	166.0	(18.3)		292.8	320.2	(8.6)
Total Gross Profit	434.4	482.4	(10.0)		864.3	921.1	(6.2)

Gross profit margins
New vehicle retail	6.7%	5.6%	110	bps	6.2%	5.7%	50	bps
Used vehicle retail	10.6	10.6	—		10.4	10.4	—
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	52.4	50.8	160		51.6	50.6	100
Total Gross Profit Margin	16.8	15.3	150		16.6	15.6	100

Retail units sold
New vehicles	32,461	44,700	(27.4)%		65,341	83,173	(21.4)%
Used vehicles	41,030	41,676	(1.6)		81,094	80,967	0.2

Average selling price per retail unit
New vehicles	$39,366	$37,364	5.4%		$39,039	$37,185	5.0%
Used vehicles	21,194	20,766	2.1		20,910	20,607	1.5

Average gross profit per retail unit
New vehicles	$2,625	$2,095	25.3%		$2,415	$2,136	13.1%
Used vehicles	2,243	2,195	2.2		2,167	2,153	0.7
Finance and insurance	1,590	1,454	9.4		1,573	1,462	7.6
Total vehicle[1]	4,030	3,618	11.4		3,870	3,622	6.8
1 Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail

During the three months ended June 30, 2020, we had net income of $77.7 million, or $3.38 per share on a diluted basis, compared to net income of $61.9 million, or $2.63 per share on a diluted basis, during the same period of 2019. During the six months ended June 30, 2020, we had net income of $123.9 million, or $5.32 per share on a diluted basis, compared to net income of $118.3 million, or $5.08 per share on a diluted basis, during the same period of 2019.

New Vehicles
We believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in, and parts and service work. Same store new vehicle revenues decreased 23.5% and 17.5%, respectively, for the three and six-month periods ended June 30, 2020 compared to the same periods in 2019. This was due to a decrease in unit volume of 27.4% and 21.4%, offset by an increase in average selling prices of 5.4% and 5.0%, in the three and six-month periods ended June 30, 2020, respectively, compared to the same periods of 2019.

During the second quarter of 2020, volumes were significantly impacted by shelter in place policies and restrictions enacted by various states, counties and local governments in response to the COVID-19 pandemic. Throughout the quarter, the impact of the pandemic on each of our markets varied. We experienced initial declines of approximately 50% on average in late March and early April. In our most restrictive states, such as Pennsylvania and Vermont, our locations had few or no sales during those weeks. As restrictions eased during the quarter, new vehicle sales begin to improve with our June same store new vehicle unit sales declining approximately 17% compared to the same period last year.

Same store new vehicle gross profit per unit increased 25.3% and 13.1%, increasing new vehicle gross profit margins 110 bps and 50 bps in the three and six-month periods ended June 30, 2020, respectively, compared to the same periods of 2019. Pent-up demand and reduced inventory levels related to short-term production closures combined with increased manufacturer partner incentives contributed to these improvements in gross profit per unit.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (“CPO”) vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles over ten years old. During the six months ended June 30, 2020, our stores sold an average of 77 used vehicles per store per month, compared to 72 used vehicles per store per month for the same period of 2019.

Used vehicle revenues for the three and six-month periods ended June 30, 2020, increased 3.8% and 4.7%, respectively, compared to the same periods of 2019. On a same store basis, used vehicle sales for the three and six-month periods ended June 30, 2020, increased 0.5% and 1.6% as compared to the respective periods of 2019, driven by increases in our core vehicle category of 5.8% and 6.0%, respectively. Our core vehicle category had growth in unit sales of 4.8% and 4.4%, with improvements in average selling price per vehicle of 1.0% and 1.6%, offset by decreases in our CPO vehicle category of 11.6% and 11.2%, respectively, for the three and six-month periods ended June 30, 2020, as compared to the same periods of 2019.

Similar to new vehicles, volumes were impacted by the shelter in place policies and restrictions enacted. Initial declines were similar to new vehicles; however, we experienced improvements during the second quarter of 2020, which accelerated in June when same store used vehicle unit sales grew over 19% compared to the same period last year.

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

The 3.2% decrease in finance and insurance revenue in the three months ended June 30, 2020, compared to the same period of 2019, was primarily due to decreased volume of financing and third-party extended warranty contracts related to a decline in new vehicle sales. Finance and insurance revenue remained relatively flat in the six months ended June 30, 2020, compared to the same period of 2019. Same store finance and insurance revenues decreased 6.9% and 4.0% for the three and six-month periods ended June 30, 2020 as compared to the same periods of 2019. This was due to decreases in all finance and insurance product offerings, as a result of lower new vehicle sales. On a same store basis, our finance and insurance revenues per retail unit increased $136 to

$1,590 and $111 to $1,573 in the three and six-month periods ended June 30, 2020, respectively, compared to the same periods of 2019, primarily due to increases in service contract penetration rates of 90 bps and 140 bps, respectively.

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

Our service, body, and parts revenue decreased in all areas in the three and six-month periods ended June 30, 2020, compared to the same periods of 2019. The decreases in the three and six-month periods ended June 30, 2020, were primarily related to decreases in customer pay work as a result of the by shelter in place policies remaining in effect. Throughout the second quarter of 2020, we experienced incremental improvement each month as states continue to lift these shelter in place policies. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. In the three and six-month periods ended June 30, 2020, the largest contribution to our service, body and parts revenue was same store customer pay revenue of $141.4 million and $303.3 million, respectively.

Same store service, body and parts gross profit decreased 18.3% and 8.6% in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019, primarily due to decreases in revenue, but offset by increases in gross margins. Overall same store service, body, and parts gross margins increased 160 and 100 bps, primarily as a result of our mix continuing to shift towards customer pay, which has higher margins than other service work. Same store customer pay gross margins increased 210 bps in both the three and six-month periods ended June 30, 2020 compared to the same periods of 2019.

Segments
Certain financial information by segment is as follows:

	Three Months Ended June 30,		Decrease	% Decrease
(Dollars in millions)	2020	2019
Revenues:
Domestic	$1,071.8	$1,111.3	$(39.5)	(3.6)%
Import	1,106.0	1,333.0	(227.0)	(17.0)
Luxury	581.7	764.6	(182.9)	(23.9)
	2,759.5	3,208.9	(449.4)	(14.0)
Corporate and other	(0.9)	12.8	(13.7)	NM
	$2,758.6	$3,221.7	$(463.1)	(14.4)%
NM - not meaningful

	Six Months Ended June 30,		Decrease	% Decrease
(Dollars in millions)	2020	2019
Revenues:
Domestic	$2,072.2	$2,108.0	$(35.8)	(1.7)%
Import	2,281.9	2,524.6	(242.7)	(9.6)
Luxury	1,199.7	1,419.6	(219.9)	(15.5)
	5,553.8	6,052.2	(498.4)	(8.2)
Corporate and other	8.5	19.2	(10.7)	NM
	$5,562.3	$6,071.4	$(509.1)	(8.4)%
NM - not meaningful

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Segment income[1]:
Domestic	$59.4	$36.5	$22.9	62.7%
Import	48.8	39.5	9.3	23.5
Luxury	12.3	15.5	(3.2)	(20.6)
	120.5	91.5	29.0	31.7
Corporate and other	23.4	26.2	(2.8)	(10.7)
Depreciation and amortization	(22.3)	(20.2)	2.1	10.4
Other interest expense	(16.8)	(15.0)	1.8	12.0
Other income, net	3.5	3.0	0.5	NM
Income before income taxes	$108.3	$85.5	$22.8	26.7%

1Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.
NM – not meaningful

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Segment income[1]:
Domestic	$87.2	$56.3	$30.9	54.9%
Import	73.6	69.5	4.1	5.9
Luxury	13.9	23.4	(9.5)	(40.6)
	174.7	149.2	25.5	17.1
Corporate and other	70.0	78.8	(8.8)	(11.2)
Depreciation and amortization	(44.3)	(40.0)	4.3	10.8
Other interest expense	(33.8)	(30.3)	3.5	11.6
Other income, net	5.9	5.6	0.3	NM
Income before income taxes	$172.5	$163.3	$9.2	5.6%
1Segment income for each reportable segment is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net.

NM – not meaningful

	Three Months Ended June 30,		Increase (Decrease)	% Decrease
	2020	2019
Retail new vehicle unit sales:
Domestic	10,889	13,530	(2,641)	(19.5)%
Import	18,642	25,365	(6,723)	(26.5)
Luxury	5,418	7,032	(1,614)	(23.0)
	34,949	45,927	(10,978)	(23.9)
Allocated to management	(80)	(40)	40	NM
	34,869	45,887	(11,018)	(24.0)%
NM – Not meaningful

	Six Months Ended June 30,		Increase (Decrease)	% Decrease
	2020	2019
Retail new vehicle unit sales:
Domestic	21,515	25,285	(3,770)	(14.9)%
Import	38,484	47,186	(8,702)	(18.4)
Luxury	10,909	13,224	(2,315)	(17.5)
	70,908	85,695	(14,787)	(17.3)
Allocated to management	(132)	(113)	19	NM
	70,776	85,582	(14,806)	(17.3)%
NM – Not meaningful

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenue:
New vehicle retail	$499.1	$577.3	$(78.2)	(13.5)%
Used vehicle retail	389.9	321.0	68.9	21.5
Used vehicle wholesale	19.8	29.6	(9.8)	(33.1)
Finance and insurance	50.9	47.3	3.6	7.6
Service, body and parts	102.2	121.0	(18.8)	(15.5)
Fleet and other	9.9	15.1	(5.2)	NM
	$1,071.8	$1,111.3	$(39.5)	(3.6)
Segment income	$59.4	$36.5	$22.9	62.7
Retail new vehicle unit sales	10,889	13,530	(2,641)	(19.5)
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenue:
New vehicle retail	$969.6	$1,069.7	$(100.1)	(9.4)%
Used vehicle retail	717.6	621.5	96.1	15.5
Used vehicle wholesale	45.8	59.2	(13.4)	(22.6)
Finance and insurance	96.1	89.1	7.0	7.9
Service, body and parts	219.5	236.4	(16.9)	(7.1)
Fleet and other	23.6	32.1	(8.5)	NM
	$2,072.2	$2,108.0	$(35.8)	(1.7)%
Segment income	$87.2	$56.3	$30.9	54.9%
Retail new vehicle unit sales	21,515	25,285	(3,770)	(14.9)%
NM - not meaningful

Our Domestic segment revenue decreased 3.6% and 1.7% in the three and six-month periods ended June 30, 2020 compared to the respective periods of 2019 due to decreases in new vehicle retail and service, body, and parts revenues, offset by increases in used vehicle retail and finance and insurance revenues.

Our Domestic segment income increased 62.7% and 54.9% in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019, due to decreases in SG&A of 9.4% and 3.7%, decreases in floor plan interest expense of 53.5% and 34.9%, and gross profit growth of 2.1% and 3.6%, respectively. Total SG&A as a percentage of gross profit decreased from 71.3%

to 63.3% and from 74.5% to 69.2% for the three and six-month periods ended June 30, 2020, compared to the same periods of 2019, respectively. The decreases for the three and six-month periods ended June 30, 2020 were primarily driven by decreases in personnel and advertising costs. Floor plan interest expense for Domestic stores decreased due to lower interest rates and decreased volume for the three and six-month periods ended June 30, 2020, compared to the same periods of 2019.

Import
A summary of financial information for our Import segment follows:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenue:
New vehicle retail	$572.7	$740.8	$(168.1)	(22.7)%
Used vehicle retail	345.9	363.5	(17.6)	(4.8)
Used vehicle wholesale	20.3	29.0	(8.7)	(30.0)
Finance and insurance	55.9	60.8	(4.9)	(8.1)
Service, body and parts	105.3	127.3	(22.0)	(17.3)
Fleet and other	5.9	11.6	(5.7)	NM
	$1,106.0	$1,333.0	$(227.0)	(17.0)
Segment income	$48.8	$39.5	$9.3	23.5
Retail new vehicle unit sales	18,642	25,365	(6,723)	(26.5)
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenue:
New vehicle retail	$1,173.0	$1,373.4	$(200.4)	(14.6)%
Used vehicle retail	700.6	704.8	(4.2)	(0.6)
Used vehicle wholesale	46.5	56.9	(10.4)	(18.3)
Finance and insurance	113.9	115.6	(1.7)	(1.5)
Service, body and parts	230.1	245.0	(14.9)	(6.1)
Fleet and other	17.8	28.9	(11.1)	NM
	$2,281.9	$2,524.6	$(242.7)	(9.6)%
Segment income	$73.6	$69.5	$4.1	5.9%
Retail new vehicle unit sales	38,484	47,186	(8,702)	(18.4)%
 NM - not meaningful

Our Import segment revenue decreased 17.0% and 9.6% in the three and six-month periods ended June 30, 2020 compared to the respective periods of 2019 due to decreases in all business lines.

Import segment income increased 23.5% and 5.9% in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019 primarily due to decreases in SG&A of 11.5% and 1.2%, and decreases in floor plan interest expense of 44.8% and 27.1%, partially offset by decreases in gross profit of 6.8% and 1.4%, respectively. Total import SG&A as a percentage of gross profit decreased from 75.8% to 72.0% and increased from 77.2% to 77.4% for the three and six-month periods ended June 30, 2020, compared to the respective periods of 2019. The decrease for the three months ended June 30, 2020 was primarily driven by decreases in advertising and personnel costs compared to the same period of 2019. The increase for the six months ended June 30, 2020 was primarily driven by increases in facility costs, offset by decreases in advertising costs compared to the same period of 2019. Floor plan interest expense for Import stores decreased due to lower interest rates and decreased volume for the three and six-month periods ended June 30, 2020, compared to the respective periods of 2019.

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenue:
New vehicle retail	$297.2	$383.7	$(86.5)	(22.5)%
Used vehicle retail	189.5	203.1	(13.6)	(6.7)
Used vehicle wholesale	11.3	22.8	(11.5)	(50.4)
Finance and insurance	17.7	18.4	(0.7)	(3.8)
Service, body and parts	65.4	83.9	(18.5)	(22.1)
Fleet and other	0.6	52.7	(52.1)	NM
	$581.7	$764.6	$(182.9)	(23.9)
Segment income	$12.3	$15.5	$(3.2)	(20.6)
Retail new vehicle unit sales	5,418	7,032	(1,614)	(23.0)
NM - not meaningful

	Six Months Ended June 30,		Decrease	% Decrease
(Dollars in millions)	2020	2019
Revenue:
New vehicle retail	$598.2	$723.2	$(125.0)	(17.3)%
Used vehicle retail	380.6	389.4	(8.8)	(2.3)
Used vehicle wholesale	25.5	42.6	(17.1)	(40.1)
Finance and insurance	34.6	34.9	(0.3)	(0.9)
Service, body and parts	148.8	163.0	(14.2)	(8.7)
Fleet and other	12.0	66.5	(54.5)	NM
	$1,199.7	$1,419.6	$(219.9)	(15.5)%
Segment income	$13.9	$23.4	$(9.5)	(40.6)%
Retail new vehicle unit sales	10,909	13,224	(2,315)	(17.5)%
NM - not meaningful

Our Luxury segment revenue decreased 23.9% and 15.5% in the three and six-month periods ended June 30, 2020 compared to the respective periods of 2019 due to decreases in all business lines.

Our Luxury segment income decreased 20.6% and 40.6% for the three and six-month periods ended June 30, 2020 compared to the same periods of 2019, primarily due to gross profit reductions of 16.8% and 10.4%, partially offset by decreases in SG&A of 14.3% and 4.9% and decreases in floor plan interest expense of 36.6% and 22.7%, respectively. Total Luxury SG&A as a percentage of gross profit increased from 78.3% to 80.6% and from 80.7% to 85.7% for the three and six-month periods ended June 30, 2020 compared to the respective periods of 2019. The increases in SG&A as a percentage of gross profit were primarily driven by the decreases in overall gross profit. Floor plan interest expense for Luxury stores decreased due to lower interest rates and decreased volume for the three and six-month periods ended June 30, 2020, compared to the respective periods of 2019.

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shops, offset by certain unallocated reserves and elimination adjustments related to vehicle sales.

	Three Months Ended June 30,		Decrease	% Decrease
(Dollars in millions)	2020	2019
Revenue, net	$(0.9)	$12.8	$(13.7)	NM
Segment income	$23.4	$26.2	$(2.8)	(10.7)%
NM - not meaningful

	Six Months Ended June 30,		Decrease	% Decrease
(Dollars in millions)	2020	2019
Revenue, net	$8.5	$19.2	$(10.7)	NM
Segment income	$70.0	$78.8	$(8.8)	(11.2)%
NM - not meaningful

The decrease in Corporate and other revenue in the three and six-month periods ended June 30, 2020, compared to the same periods of 2019 was primarily related to decreased finance and insurance incentives received that were not specifically related to any particular segment, and changes to certain reserves that were not specifically identified with our Domestic, Import or Luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales, and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores.

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

Corporate and other segment income decreased $2.8 million and $8.8 million for the three and six-month periods ended June 30, 2020 compared to the same periods of 2019, primarily due to decreases in internal floor plan financing charges.

Asset Impairments
Asset impairments consist of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2020	2019	2020	2019
Long-lived assets	$—	$—	$—	$0.5
Franchise value	4.4	—	4.4	—
Goodwill	3.5	—	3.5	—
	$7.9	$—	$7.9	$0.5

In the second quarter of 2020, we recognized asset impairments of $7.9 million related to the franchise value and goodwill associated with certain dealership locations. See Note 5 and Note 7 of the Condensed Notes to the Consolidated Financial Statements for additional information.

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

	Three Months Ended June 30,		Decrease	% Decrease
(Dollars in millions)	2020	2019
Personnel	$203.7	$229.9	$(26.2)	(11.4)%
Advertising	17.6	28.0	(10.4)	(37.1)
Rent	9.8	10.6	(0.8)	(7.5)
Facility costs[1]	17.8	19.5	(1.7)	(8.7)
Gain on sale of assets	(1.8)	0.4	(2.2)	NM
Other	57.4	68.1	(10.7)	(15.7)
Total SG&A	$304.5	$356.5	$(52.0)	(14.6)%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended June 30,		Decrease
As a % of gross profit	2020	2019
Personnel	43.9%	46.6%	(270	)bps
Advertising	3.8	5.7	(190)
Rent	2.1	2.1	—
Facility costs	3.8	4.0	(20)
Gain on sale of assets	(0.4)	0.1	(50)
Other	12.4	13.7	(130)
Total SG&A	65.6%	72.2%	(660	)bps

	Six Months Ended June 30,		Decrease	% Decrease
(Dollars in millions)	2020	2019
Personnel	$432.2	$442.0	$(9.8)	(2.2)%
Advertising	45.3	54.5	(9.2)	(16.9)
Rent	19.9	20.8	(0.9)	(4.3)
Facility costs[1]	37.9	38.0	(0.1)	(0.3)
Gain on sale of assets	(1.7)	0.3	(2.0)	NM
Other	116.9	122.7	(5.8)	(4.7)
Total SG&A	$650.5	$678.3	$(27.8)	(4.1)%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2020	2019
Personnel	46.7%	46.8%	(10	)bps
Advertising	4.9	5.8	(90)
Rent	2.2	2.2	—
Facility costs	4.1	4.0	10
Gain on sale of assets	(0.2)	—	(20)
Other	12.6	13.0	(40)
Total SG&A	70.3%	71.8%	(150	)bps

SG&A as a percentage of gross profit was 65.6% and 70.3% for the three and six-month periods ended June 30, 2020 compared to 72.2% and 71.8% for the same periods of 2019, respectively. SG&A expense decreased 14.6% and 4.1% in the three and six-month periods ended June 30, 2020 compared to the respective periods of 2019. Overall, SG&A expense decreased primarily due to reduced personnel and advertising costs in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019. Our performance based culture is geared towards an incentive-based compensation structure for the majority of personnel. This approach allows us to maintain a responsive cost structure in relation to fluctuations in vehicle sales and service volumes and general economic conditions.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 64.8% and 69.6% for the three and six-month periods ended June 30, 2020 compared to 69.6% and 70.0% for the same periods of 2019, respectively. The decrease for the three months ended June 30, 2020 was primarily related to decreased personnel and advertising costs as a percentage of gross profit. The decrease for the six months ended June 30, 2020 was primarily related to decreased advertising costs as a percentage of gross profit.

SG&A expense adjusted for non-core charges was as follows (in millions):

	Three Months Ended June 30,		Decrease	% Decrease
(Dollars in millions)	2020	2019
Personnel	$203.7	$229.9	$(26.2)	(11.4)%
Advertising	17.6	28.0	(10.4)	(37.1)
Rent	9.8	10.6	(0.8)	(7.5)
Facility costs[1]	17.8	19.5	(1.7)	(8.7)
Adjusted gain on sale of assets	(0.4)	—	(0.4)	NM
Adjusted other	51.8	58.2	(6.4)	(11.0)
Adjusted total SG&A	$300.3	$346.2	$(45.9)	(13.3)%

1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended June 30,		Decrease
As a % of gross profit	2020	2019
Personnel	43.9%	46.6%	(270	)bps
Advertising	3.8	5.7	(190)
Rent	2.1	2.1	—
Facility costs	3.8	4.0	(20)
Adjusted gain on sale of assets	(0.1)	—	(10)
Adjusted other	11.2	11.7	(50)
Adjusted total SG&A	64.7%	70.1%	(540	)bps

	Six Months Ended June 30,		Decrease	% Decrease
(Dollars in millions)	2020	2019
Personnel	$432.2	$442.0	$(9.8)	(2.2)%
Advertising	45.3	54.5	(9.2)	(16.9)%
Rent	19.9	20.7	(0.8)	(3.9)%
Facility costs[1]	37.9	38.0	(0.1)	(0.3)%
Adjusted gain on sale of assets	(0.2)	—	(0.2)	NM
Adjusted other	110.0	112.7	(2.7)	(2.4)%
Adjusted total SG&A	$645.1	$667.9	$(22.8)	(3.4)%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)
As a % of gross profit	2020	2019
Personnel	46.7%	46.8%	(10	)bps
Advertising	4.9	5.8	(90)
Rent	2.2	2.2	—
Facility costs	4.1	4.0	10
Adjusted gain on sale of assets	—	—	—
Adjusted other	11.8	11.9	(10)
Adjusted total SG&A	69.7%	70.7%	(100	)bps

Adjusted SG&A excludes $5.0 million in storm insurance reserve charges, $0.5 million in acquisition-related expenses, and a $1.3 million net gain on store disposals in the three-month period ended June 30, 2020. For the six months ended June 30, 2020, Adjusted SG&A excludes $5.8 million in storm insurance reserve charges, $1.0 million in acquisition-related expenses, and a $1.4 million net gain on store disposals.

Adjusted SG&A excludes $8.4 million in storm insurance reserve charges, $1.5 million in acquisition-related expenses, and a $0.4 million net loss on store disposals in the three-month period ended June 30, 2019. For the six months ended June 30, 2019, Adjusted SG&A excludes $8.4 million in storm insurance reserve charges, $1.7 million in acquisition-related expenses, and a $0.3 million net loss on store disposals.

See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.

	Three Months Ended June 30,		Increase	% Increase
(Dollars in millions)	2020	2019
Depreciation and amortization	$22.3	$20.2	$2.1	10.4%

	Six Months Ended June 30,		Increase	% Increase
(Dollars in millions)	2020	2019
Depreciation and amortization	$44.3	$40.0	$4.3	10.8%

The increases of 10.4% and 10.8% in depreciation and amortization for the three and six-month periods ended June 30, 2020 compared to the same periods of 2019, respectively, were primarily due to capital expenditures and acquisitions that occurred in 2019. In the first half of 2020, we invested $78.3 million in capital expenditures. These investments also increased the amount of depreciation expense in the three and six-month period ended June 30, 2020. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating margin	4.7%	3.6%	4.0%	3.7%
Operating margin adjusted for non-core charges [1]	5.1%	3.9%	4.2%	3.9%
1 See “Non-GAAP Reconciliations” for more details.

Operating margin increased 110 bps and 30 bps in the three and six-month periods ended June 30, 2020, respectively compared to the same periods in 2019. The increases in operating margin for the three and six-month periods ended June 30, 2020, were primarily due to decreases in SG&A and increases in gross margin compared to the same periods in 2019.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in millions)	2020	2019	% Change	2020	2019	% Change
Floor plan interest expense (new vehicles)	$8.1	$19.4	(58.2)%	$22.1	$37.5	(41.1)%

Floor plan interest expense decreased $11.3 million and $15.4 million in the three and six-month periods ended June 30, 2020 compared to the same periods of 2019. The 58.2% and 41.1% decrease in floor plan interest expense for the three and six-month periods ended June 30, 2020, compared to the same periods in 2019, include decreases of 33.5% related to decreases in same store inventory levels; a 0.1% decrease and 1.5% increase related to divestiture volume, net of increases in acquisition volume; and a 24.6% and 9.1% decrease related to decreased LIBOR rates as compared to the same periods of 2019, respectively.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended June 30,			%
(Dollars in millions)	2020	2019	Change	Change
Floor plan interest expense (new vehicles)	$8.1	$19.4	$(11.3)	(58.2)%
Floor plan assistance (included as an offset to cost of sales)	(14.8)	(17.3)	2.5	(14.5)
Net new vehicle carrying costs	$(6.7)	$2.1	$(8.8)	NM
NM - not meaningful

	Six Months Ended June 30,			%
(Dollars in millions)	2020	2019	Change	Change
Floor plan interest expense (new vehicles)	$22.1	$37.5	$(15.4)	(41.1)%
Floor plan assistance (included as an offset to cost of sales)	(29.7)	(32.3)	2.6	(8.0)
Net new vehicle carrying costs	$(7.6)	$5.2	$(12.8)	NM
NM - Not meaningful

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used and service loaner vehicle inventory financing commitments, and our revolving line of credit.

	Three Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Mortgage interest	$6.1	$7.1	$(1.0)	(14.1)
Other interest	11.1	8.6	2.5	29.1
Capitalized interest	(0.4)	(0.7)	(0.3)	NM
Total other interest expense	$16.8	$15.0	$1.8	12.0%
NM - not meaningful

	Six Months Ended June 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Mortgage interest	$12.7	$14.0	$(1.3)	(9.3)%
Other interest	21.9	17.6	4.3	24.4
Capitalized interest	(0.8)	(1.3)	(0.5)	NM
Total other interest expense	$33.8	$30.3	$3.5	11.6%
NM - not meaningful

Other interest expense for the three and six-month periods ended June 30, 2020 increased $1.8 million and $3.5 million, primarily related to the additional interest expense associated with the senior notes issued in 2019.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Effective income tax rate	28.3%	27.6%	28.2%	27.6%
Effective income tax rate excluding other non-core items	29.0%	27.6%	28.6%	27.5%

Our effective income tax rate for the three-month period ended June 30, 2020 was positively affected by excess tax benefits on stock awards vesting in the current period and negatively affected by an increase in the current state effective tax rate, primarily due to enactment of the Oregon Corporate Activity Tax beginning January 1, 2020. We estimate our annual effective tax rate, excluding non-core charges, to be 29.0%.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic.  The CARES Act, among other items, includes modifications to federal net operating loss rules, the business interest deduction limitation, and the bonus depreciation eligibility of qualified improvement property. The income tax impact of the CARES Act was immaterial for the three and six-month periods ended June 30, 2020. We will continue to monitor the potential impacts of this legislation on future periods.

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

The following tables reconcile certain reported non-GAAP measures to the most comparable GAAP measure from our Consolidated Statements of Operations.

	Three Months Ended June 30, 2020
(Dollars in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Asset impairment	Insurance reserves	Acquisition expenses	Tax Attribute	Adjusted
Asset impairment	$7.9	$—	$(7.9)	$—	$—	$—	$—
Selling, general and administrative	304.5	1.3	—	(5.0)	(0.5)	—	300.3
Operating income (loss)	129.7	(1.3)	7.9	5.0	0.5	—	141.8

Income (loss) before income taxes	$108.3	$(1.3)	$7.9	$5.0	0.5	$—	$120.4
Income tax (provision) benefit	(30.6)	0.4	(2.3)	(1.4)	(0.2)	(0.8)	(34.9)
Net income (loss)	$77.7	$(0.9)	$5.6	$3.6	$0.3	$(0.8)	$85.5

Diluted net income (loss) per share	$3.38	$(0.04)	$0.24	$0.16	$0.01	$(0.03)	$3.72
Diluted share count	23.0

	Three Months Ended June 30, 2019
(Dollars in millions, except per share amounts)	As reported	Net disposal loss on sale of stores	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$356.5	$(0.4)	$(8.4)	$(1.5)	$346.2
Operating income	116.9	0.4	8.4	1.5	127.2

Income before income taxes	$85.5	$0.4	$8.4	$1.5	$95.8
Income tax provision	(23.6)	(0.1)	(2.3)	(0.4)	(26.4)
Net income	$61.9	$0.3	$6.1	$1.1	$69.4

Diluted net income per share	$2.63	$0.01	$0.26	$0.05	$2.95
Diluted share count	23.5

	Six Months Ended June 30, 2020
(Dollars in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Asset impairments	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Asset impairment	$7.9	$—	$(7.9)	$—	$—	$—	$—
Selling, general and administrative	650.5	1.4	—	(5.8)	(1.0)	—	645.1
Operating income (loss)	222.6	(1.4)	7.9	5.8	1.0	—	235.9

Income (loss) before income taxes	$172.5	$(1.4)	$7.9	$5.8	$1.0	$—	$185.8
Income tax (provision) benefit	(48.6)	0.4	(2.3)	(1.6)	(0.3)	(0.8)	(53.2)
Net income (loss)	$123.9	$(1.0)	$5.6	$4.2	$0.7	$(0.8)	$132.6

Diluted net income (loss) per share	$5.32	$(0.04)	$0.24	$0.18	$0.03	$(0.03)	$5.70
Diluted share count	23.3

	Six Months Ended June 30, 2019
(Dollars in millions, except per share amounts)	As reported	Net disposal loss on sale of stores	Asset impairment	Insurance reserves	Acquisition expenses	Adjusted
Asset impairment	$0.5	$—	$(0.5)	$—	$—	$—
Selling, general and administrative	678.3	(0.3)	—	(8.4)	(1.7)	667.9
Operating income	225.5	0.3	0.5	8.4	1.7	236.4

Income before income taxes	$163.3	$0.3	$0.5	$8.4	$1.7	$174.2
Income tax provision	(45.0)	(0.1)	(0.1)	(2.3)	(0.5)	(48.0)
Net income	$118.3	$0.2	$0.4	$6.1	$1.2	$126.2

Diluted net income (loss) per share	$5.08	$0.01	$0.02	$0.26	$0.05	$5.42
Diluted share count	23.3

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

Available Sources
Cash flows generated by operating activities and borrowings under our credit facility and other types of debt are our most significant sources of liquidity. As of June 30, 2020, we had $120.3 million in cash, $361.4 million in availability under revolving lines of credit, and $281.9 million in availability under our used and service loaner vehicle financing commitments. In addition, we also have the ability to raise funds through mortgaging real estate; however, no assurances can be provided that the appraised value of these operating properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2020	2019	in Cash Flow
Net cash provided by operating activities	$790.0	$244.4	$545.6
Net cash used in investing activities	(167.1)	(109.8)	(57.3)
Net cash used in financing activities	(586.6)	(121.5)	(465.1)

Operating Activities
Cash provided by operating activities for the six-month period ended June 30, 2020, increased $545.6 million compared to the same period of 2019, primarily related to a decrease in inventories, offset by a decrease in borrowings of floor plan notes payable, compared to the same period of 2019.

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

Adjusted net cash provided by operating activities is presented below (in millions):

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2020	2019	in Cash Flow
Net cash provided by operating activities – as reported	$790.0	$244.4	$545.6
Add: Net repayments on floor plan notes payable, non-trade	(456.8)	(11.1)	(445.7)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(22.3)	(19.3)	(3.0)
Net cash provided by operating activities – adjusted	$310.9	$214.0	$96.9

Investing Activities
Net cash used in investing activities totaled $167.1 million and $109.8 million, respectively, for the six-month periods ended June 30, 2020 and 2019.

Below are highlights of significant activity related to our cash flows from investing activities:

	Six Months Ended June 30,		Decrease
(Dollars in millions)	2020	2019	in Cash Flow
Capital expenditures	$(78.3)	$(57.8)	$(20.5)
Cash paid for acquisitions, net of cash acquired	(92.3)	(75.0)	(17.3)
Cash paid for other investments	(9.7)	(6.7)	(3.0)
Proceeds from sales of stores	11.6	28.9	(17.3)

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Six Months Ended June 30,
(Dollars in millions)	2020	2019
Post-acquisition capital improvements	$22.7	$14.0
Facilities for open points	—	1.6
Purchase of facilities for existing operations	11.5	2.2
Existing facility improvements	19.7	20.3
Maintenance	24.4	19.7
Total capital expenditures	$78.3	$57.8

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

The increase in capital expenditures for the six-month period ended June 30, 2020, compared to the same period of 2019 related primarily to higher post-acquisition capital improvements due to an increase in acquisitions in the prior year. We have currently deferred approximately $65 million in planned discretionary capital expenditures. We will continue to evaluate our plans for future capital expenditures to appropriately manage capital and liquidity levels.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Six Months Ended June 30,
	2020	2019
Number of stores acquired	4	2

(Dollars in millions)
Cash paid for acquisitions, net of cash acquired	$92.3	$75.0
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(22.3)	(19.3)
Cash paid for acquisitions, net of cash acquired – adjusted	$70.0	$55.7

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash (used in) provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2020	2019	in Cash Flow
Cash used in financing activities, as reported	$(586.6)	$(121.5)	$(465.1)
Adjust: Repayments on floor plan notes payable: non-trade	456.8	11.1	445.7
Cash used in financing activities – adjusted	$(129.8)	$(110.4)	$(19.4)

Below are highlights of significant activity related to our cash flows from financing activities, excluding net repayments on floor plan notes payable: non-trade, which are discussed above:

	Six Months Ended June 30,		Increase (Decrease)
(Dollars in millions)	2020	2019	in Cash Flow
Net repayments on lines of credit	$(109.0)	$(39.0)	$(70.0)
Proceeds from issuance of long-term debt	56.5	—	56.5
Repurchases of common stock	(50.5)	(3.1)	(47.4)
Dividends paid	(13.8)	(13.7)	(0.1)
Other financing activity	—	(36.5)	36.5

Equity Transactions
On October 22, 2018, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock, increasing our total share repurchase authorization to $500 million. We repurchased a total of 593,810 shares of our Class A common stock at an average price of $84.97 per share in the first six months of 2020. This included 563,953 shares as part of the repurchase plan at an average price per share of $81.71 and 29,857 shares related to tax withholding on vesting RSUs at an average price of $146.60 per share. As of June 30, 2020, we had $187.5 million remaining available for repurchases and the authorization does not have an expiration date.

In the first six months of 2020, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2020	$0.30	$7.0
May 2020	$0.30	$6.8

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of June 30, 2020
(Dollars in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,168.6	$—	[1]
Floor plan notes payable	292.0	—
Used and service loaner vehicle inventory financing commitments	40.0	281.9	[2]
Revolving lines of credit	—	361.4	[2,3]
Real estate mortgages	636.9	—
5.250% Senior notes due 2025	300.0	—
4.625% Senior notes due 2027	400.0	—
Other debt	48.0	—
Total debt outstanding	2,885.5	643.3
Less: unamortized debt issuance costs	(10.3)	—
Total debt	$2,875.2	$643.3

1 As of June 30, 2020, we had a $2.1 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of May 31, 2020. This amount is reduced by $15.3 million for outstanding letters of credit.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.10% for new vehicle floor plan financing, one-month LIBOR plus 1.40% for used vehicle floor plan financing, 1.20% for service loaner floor plan financing and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.00% to 2.00% depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 1.27% at June 30, 2020. The annual interest rate associated with our used vehicle floor plan commitment was 1.57% at June 30, 2020. The annual interest rate associated with our service loaner floor plan commitment was 1.37% at June 30, 2020. The annual interest rate associated with our revolving line of credit was 1.42% at June 30, 2020.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of June 30, 2020
Current ratio	Not less than 1.10 to 1	1.37 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	2.78 to 1
Leverage ratio	Not more than 5.75 to 1	2.60 to 1

As of June 30, 2020, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Other Lines of Credit
Our other lines of credit include a commitment of up to $20.0 million, secured by certain assets from select Chrysler locations and a commitment of $60.0 million with Ford Motor Credit Company, secured by certain assets from all Ford locations. These other lines of credit mature in 2021 and have interest rates up to 5.72%. As of June 30, 2020, no amounts were outstanding on these other lines of credit.

On July 14, 2020, we entered into a five-year real-estate backed facility with eight financial institutions, including two manufacturer affiliated finance companies, maturing in July 2025. The real estate backed credit facility provides a total financing commitment of up to $254.7 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by the Company. The interest rate on this credit facility uses one-month LIBOR plus a margin ranging from 2.00% to 2.50% based on our leverage ratio, or a base rate of 0.75% plus a margin. The facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. Financial covenants include requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, consistent with those under the our existing syndicated credit facility with U.S. Bank National Association as administrative agent.

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of June 30, 2020, $292.0 million was outstanding on these agreements at interest rates ranging up to 6.25%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 3.0% to 5.3% at June 30, 2020. The mortgages are payable in various installments through August 1, 2038. As of June 30, 2020, we had fixed interest rates on 75% of our outstanding mortgage debt.

Our other debt, which totaled $48.0 million at June 30, 2020, includes finance leases and sellers’ notes. See Note 10 of the Condensed Notes to the Consolidated Financial Statements for additional information on finance leases.

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

Recent Accounting Pronouncements
See Note 13 of the Condensed Notes to Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Critical Accounting Policies and Use of Estimates
There have been no material changes in the critical accounting policies and use of estimates described in our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

With the exception of the impacts of COVID-19, which are discussed elsewhere in this document, including in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Part II - Other Information, Item 1A, there have been no material changes in our reported market risks or risk management policies since the filing of our 2019 Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on February 21, 2020.

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

Item 1A. Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our 2019 Annual Report on Form 10-K, which was filed with the SEC on February 21, 2020. We have described in our 2019 Annual Report on Form 10-K, under “Risk Factors” in Item 1A, the primary risks related to our business and securities. We provide below the material changes to our risk factors described in that report.

The novel coronavirus could adversely affect our business, financial condition, results of operations and cash flows.

The the novel coronavirus (COVID-19) pandemic has resulted in shelter in place orders and widespread travel and transportation restrictions and closures of commercial spaces and industrial facilities in and across the United States and the world, including in the states and regions in which we operate. In connection with the COVID-19 pandemic, we have seen a significant decline in all revenue levels in certain locations. We have modified certain business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities, and implemented risk mitigation plans for critical items and services required to continue our operations. We are monitoring and managing our cash flows and have enacted cost saving measures to respond to the volatile environment. In addition, we continue to assess our capital deployment strategy. However, these measures may not be sufficient to prevent adverse impacts on our business and financial condition from COVID-19.

The declines in sales and service revenue and ongoing disruptions in our operations due to the COVID-19 pandemic have and may continue to adversely impact our business, results of operations, financial condition and cash flows. The degree to which COVID-19 may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the ultimate geographic spread of COVID-19, the severity and the duration of the pandemic, and further actions that may be taken by governmental authorities or businesses or individuals on their own initiatives in response to the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the second quarter of 2020:

	Total number of shares purchased [2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans [1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands) [1]
April	34,650	$65.63	34,650	$187,522
May	230	143.32	—	187,522
June	—	—	—	187,522
	34,880	$66.14	34,650	$187,522

1 On October 22, 2018, our Board of Directors approved a $250 million repurchase authorization, increasing our total share repurchase authorization to $500 million. This authorization does not have an expiration date.
2 Of the shares repurchased in the second quarter of 2020, 230 were related to tax withholdings on vesting RSUs.

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

Date: July 24, 2020	LITHIA MOTORS, INC.

By: /s/ Tina Miller
Tina Miller
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)