Form 10-Q
period 2020-09-30
LITHIA MOTORS INC
filed 2020-10-23
CIK 1023128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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

As of October 23, 2020, there were 26,124,291 shares of the registrant’s Class A common stock outstanding and 400,000 shares of the registrant’s Class B common stock outstanding.

LITHIA MOTORS, INC.
FORM 10-Q

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Balance Sheets (In millions) (Unaudited)
	September 30, 2020	December 31, 2019
Assets
Current Assets:
Cash and cash equivalents	$57.1	$84.0
Accounts receivable, net of allowance for doubtful accounts of $6.3 and $7.3	511.7	505.0
Inventories, net	2,128.7	2,433.7
Other current assets	52.9	47.8
Total Current Assets	2,750.4	3,070.5

Property and equipment, net of accumulated depreciation of $326.1 and $284.3	1,798.3	1,611.7
Operating lease right-of-use assets	266.5	251.9
Goodwill	592.2	454.6
Franchise value	355.5	306.7
Other non-current assets	632.8	388.5
Total Assets	$6,395.7	$6,083.9

Liabilities and Stockholders’ Equity
Current Liabilities:
Floor plan notes payable	$310.3	$425.2
Floor plan notes payable: non-trade	1,293.2	1,642.4
Current maturities of long-term debt	56.5	39.3
Trade payables	150.2	125.3
Accrued liabilities	402.2	336.9
Total Current Liabilities	2,212.4	2,569.1

Long-term debt, less current maturities	1,799.0	1,430.6
Deferred revenue	150.7	137.9
Deferred income taxes	135.7	131.1
Non-current operating lease liabilities	250.7	238.5
Other long-term liabilities	152.8	109.0
Total Liabilities	4,701.3	4,616.2

Stockholders’ Equity:
Preferred stock - no par value; authorized 15.0 shares; none outstanding	—	—
Class A common stock - no par value; authorized 100.0 shares; issued and outstanding 22.4 and 22.6	5.9	20.5
Class B common stock - no par value; authorized 25.0 shares; issued and outstanding 0.4 and 0.6	0.1	0.1
Additional paid-in capital	36.4	46.0
Accumulated other comprehensive loss	(6.8)	(0.7)
Retained earnings	1,658.8	1,401.8
Total Stockholders’ Equity	1,694.4	1,467.7
Total Liabilities and Stockholders’ Equity	$6,395.7	$6,083.9

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Operations (In millions, except per share amounts) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
New vehicle retail	$1,883.3	$1,824.8	$4,624.6	$4,993.3
Used vehicle retail	1,093.2	916.3	2,889.7	2,632.4
Used vehicle wholesale	98.8	74.4	216.8	233.5
Finance and insurance	160.5	136.3	407.2	382.7
Service, body and parts	359.5	340.5	964.9	993.3
Fleet and other	24.9	40.1	79.3	168.6
Total revenues	3,620.2	3,332.4	9,182.5	9,403.8
Cost of sales:
New vehicle retail	1,743.2	1,724.8	4,314.2	4,711.9
Used vehicle retail	948.4	816.6	2,556.8	2,355.0
Used vehicle wholesale	91.2	73.3	206.5	229.7
Service, body and parts	163.6	169.0	456.5	492.2
Fleet and other	22.2	37.8	71.6	159.8
Total cost of sales	2,968.6	2,821.5	7,605.6	7,948.6
Gross profit	651.6	510.9	1,576.9	1,455.2
Asset impairments	—	—	7.9	0.5
Selling, general and administrative	389.1	343.2	1,039.6	1,021.5
Depreciation and amortization	22.9	20.9	67.3	60.9
Operating income	239.6	146.8	462.1	372.3
Floor plan interest expense	(6.1)	(17.9)	(28.3)	(55.5)
Other interest expense, net	(16.6)	(14.8)	(50.4)	(45.0)
Other income, net	2.2	3.3	8.2	8.9
Income before income taxes	219.1	117.4	391.6	280.7
Income tax provision	(60.3)	(32.2)	(108.9)	(77.2)
Net income	$158.8	$85.2	$282.7	$203.5

Basic net income per share	$6.95	$3.67	$12.30	$8.77
Shares used in basic per share calculations	22.9	23.2	23.0	23.2

Diluted net income per share	$6.86	$3.64	$12.18	$8.72
Shares used in diluted per share calculations	23.1	23.4	23.2	23.3

Cash dividends paid per Class A and Class B share	$0.31	$0.30	$0.91	$0.89

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Comprehensive Income (In millions) (Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$158.8	$85.2	$282.7	$203.5
Other comprehensive loss, net of tax:
Gain (loss) on cash flow hedges, net of tax (expense) benefit of ($0.1), $0.4, $2.2, and $0.7, respectively	0.4	(1.0)	(6.1)	(1.9)
Comprehensive income	$159.2	$84.2	$276.6	$201.6

See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders’ Equity (In millions) (Unaudited)
Three and Nine Months Ended September 30, 2020
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Retained Earnings	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2019	22.6	$20.5	0.6	$0.1	$46.0	$(0.7)	$1,401.8	$1,467.7
Net income	—	—	—	—	—	—	46.2	46.2
Loss on cash flow hedges, net of tax benefit of $1.8	—	—	—	—	—	(5.1)	—	(5.1)
Issuance of stock in connection with employee stock plans	—	2.6	—	—	—	—	—	2.6
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—	—
Repurchase of Class A common stock	(0.5)	(32.0)	—	—	(16.2)	—	—	(48.2)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	8.9	—	—	(3.8)	—	—	5.1
Dividends paid	—	—	—	—	—	—	(7.0)	(7.0)
Adjustment to adopt ASC 326	—	—	—	—	—	—	(4.8)	(4.8)
Balance at March 31, 2020	22.2	—	0.6	0.1	26.0	(5.8)	1,436.2	1,456.5
Net income	—	—	—	—	—	—	77.7	77.7
Loss on cash flow hedges, net of tax benefit of $0.5	—	—	—	—	—	(1.4)	—	(1.4)
Issuance of stock in connection with employee stock plans	—	3.5	—	—	—	—	—	3.5
Repurchase of Class A common stock	—	(2.3)	—	—	—	—	—	(2.3)
Class B common stock converted to Class A common stock	0.2	—	(0.2)	—	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	0.9	—	—	4.1	—	—	5.0
Dividends paid	—	—	—	—	—	—	(6.8)	(6.8)
Balance at June 30, 2020	22.4	2.1	0.4	0.1	30.1	(7.2)	1,507.1	1,532.2
Net income	—	—	—	—	—	—	158.8	158.8
Gain on cash flow hedges, net of tax expense of $0.1	—	—	—	—	—	0.4	—	0.4
Issuance of stock in connection with employee stock plans	—	3.1	—	—	—	—	—	3.1
Repurchase of Class A common stock	—	(0.1)	—	—	—	—	—	(0.1)
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	0.8	—	—	6.3	—	—	7.1
Dividends paid	—	—	—	—	—	—	(7.1)	(7.1)
Balance at September 30, 2020	22.4	$5.9	0.4	$0.1	$36.4	$(6.8)	$1,658.8	$1,694.4

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Changes in Stockholders’ Equity (In millions) (Unaudited)
Three and Nine Months Ended September 30, 2019
	Common Stock				Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	22.0	$—	1.0	$0.1	$35.0	$—	$1,162.1	$1,197.2
Net income	—	—	—	—	—	—	56.4	56.4
Issuance of stock in connection with employee stock plans	—	2.3	—	—	—	—	—	2.3
Issuance of restricted stock to employees	0.1	—	—	—	—	—	—	—
Repurchase of Class A common stock	—	(3.1)	—	—	—	—	—	(3.1)
Class B common stock converted to Class A common stock	0.2	—	(0.2)	—	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	10.5	—	—	(7.0)	—	—	3.5
Dividends paid	—	—	—	—	—	—	(6.7)	(6.7)
Adjustment to adopt ASC 842	—	—	—	—	—	—	0.9	0.9
Balance at March 31, 2019	22.3	9.7	0.8	0.1	28.0	—	1,212.7	1,250.5
Net income	—	—	—	—	—	—	61.9	61.9
Loss on cash flow hedges, net of tax benefit of $0.3	—	—	—	—	—	(0.9)	—	(0.9)
Issuance of stock in connection with employee stock plans	0.1	2.8	—	—	—	—	—	2.8
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	0.5	—	—	3.4	—	—	3.9
Option premiums paid	—	—	—	—	(31.4)	—	(5.1)	(36.5)
Dividends paid	—	—	—	—	—	—	(7.0)	(7.0)
Balance at June 30, 2019	22.4	13.0	0.8	0.1	—	(0.9)	1,262.5	1,274.7
Net income	—	—	—	—	—	—	85.2	85.2
Loss on cash flow hedges, net of tax benefit of $0.4	—	—	—	—	—	(1.0)	—	(1.0)
Issuance of stock in connection with employee stock plans	—	2.9	—	—	—	—	—	2.9
Class B common stock converted to Class A common stock	0.2	—	(0.2)	—	—	—	—	—
Compensation for stock and stock option issuances and excess tax benefits from option exercises	—	1.0	—	—	3.4	—	—	4.4
Dividends paid	—	—	—	—	—	—	(7.0)	(7.0)
Balance at September 30, 2019	22.6	$16.9	0.6	$0.1	$3.4	$(1.9)	$1,340.7	$1,359.2

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (In millions) (Unaudited)
	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$282.7	$203.5
Adjustments to reconcile net income to net cash provided by operating activities:
Asset impairments	7.9	0.5
Depreciation and amortization	67.3	60.9
Stock-based compensation	17.2	11.8
Gain on disposal of other assets	(0.5)	—
Gain on disposal of franchise	(1.4)	(9.1)
Deferred income taxes	6.8	39.5
(Increase) decrease (net of acquisitions and dispositions):
Accounts receivable, net	(11.3)	69.7
Inventories	457.0	(4.1)
Other assets	7.8	22.3
Increase (decrease) (net of acquisitions and dispositions):
Floor plan notes payable	(128.0)	83.1
Trade payables	25.0	0.1
Accrued liabilities	23.6	(36.5)
Other long-term liabilities and deferred revenue	46.5	11.8
Net cash provided by operating activities	800.6	453.5

Cash flows from investing activities:
Capital expenditures	(125.6)	(91.9)
Proceeds from sales of assets	5.1	0.8
Cash paid for other investments	(9.9)	(6.7)
Cash paid for acquisitions, net of cash acquired	(609.5)	(142.8)
Proceeds from sales of stores	11.6	40.9
Net cash used in investing activities	(728.3)	(199.7)

Cash flows from financing activities:
Repayments on floor plan notes payable, net: non-trade	(317.8)	(114.0)
Borrowings on lines of credit	1,740.5	2,147.0
Repayments on lines of credit	(1,485.0)	(2,209.6)
Principal payments on long-term debt and capital leases, scheduled	(20.7)	(18.0)
Principal payments on long-term debt and capital leases, other	(6.3)	(11.0)
Proceeds from issuance of long-term debt	56.5	—
Payments of debt issuance costs	(4.1)	(0.4)
Proceeds from issuance of common stock	9.2	8.0
Repurchase of common stock	(50.6)	(3.1)
Dividends paid	(20.9)	(20.7)
Other financing activity	—	(36.5)
Net cash used in financing activities	(99.2)	(258.3)
Decrease in cash and cash equivalents	(26.9)	(4.5)
Cash and cash equivalents at beginning of period	84.0	31.6
Cash and cash equivalents at end of period	$57.1	$27.1

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$82.7	$107.6
Cash paid during the period for income taxes, net	74.1	13.8
Floor plan debt paid in connection with store disposals	22.0	12.3

Supplemental schedule of non-cash activities:
Debt issued in connection with acquisitions	$—	$26.4
Contingent consideration in connection with acquisitions	9.7	—
ROU assets obtained in exchange for lease liabilities [1]	44.1	260.3
Acquisition of finance leases in connection with acquisitions	103.1	—
1 The amount for the nine months ended September 30, 2019 includes the transition adjustment for the adoption of Topic 842.

 See accompanying condensed notes to consolidated financial statements.

LITHIA MOTORS, INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements

Basis of Presentation
These condensed Consolidated Financial Statements contain unaudited information as of September 30, 2020, and for the three and nine months ended September 30, 2020 and 2019. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2019 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2019, is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 21, 2020. The unaudited interim condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our 2019 Annual Report on Form 10-K. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

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

Note 2. Contract Liabilities and Assets

Contract Liabilities
We are the obligor on our lifetime oil contracts. Revenue is allocated to these performance obligations and is recognized over time as services are provided to the customer. The amount of revenue recognized is calculated, net of cancellations, using an input method, which most closely depicts performance of the contracts. Our contract liability balances were $187.8 million and $171.5 million as of September 30, 2020, and December 31, 2019, respectively; and we recognized $7.7 million and $23.8 million of revenue in the three and nine months ended September 30, 2020, related to our contract liability balance at December 31, 2019. Our contract liability balance is included in accrued liabilities and deferred revenue.

Contract Assets
Revenue from finance and insurance sales is recognized, net of estimated charge-backs, at the time of the sale of the related vehicle. We act as an agent in the sale of these contracts as the pricing is set by the third-party provider, and our commission is preset. A portion of the transaction price related to sales of finance and insurance contracts is considered variable consideration and is estimated and recognized upon the sale of the contract. Our contract asset balances associated with future estimated variable consideration were $8.2 million and $8.9 million as of September 30, 2020 and December 31, 2019, respectively; and are included in trade receivables and other non-current assets.

Note 3. Accounts Receivable and Contract Assets

Accounts receivable consisted of the following (in millions):

	September 30, 2020	December 31, 2019
Contracts in transit	$235.9	$269.7
Trade receivables	56.7	52.8
Vehicle receivables	55.3	50.9
Manufacturer receivables	107.1	112.4
Auto loan receivables	95.8	62.2
Other receivables	33.5	19.4
	584.3	567.4
Less: Allowance for doubtful accounts	(6.3)	(7.3)
Less: Long-term portion of accounts receivable, net	(66.3)	(55.1)
Total accounts receivable, net	$511.7	$505.0

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

The balance of auto loan receivables is made up primarily of sub-prime loans secured by the related vehicle. More than 95% of the portfolio is aged less than 60 days past due with less than 5% on non-accrual status. As of September 30, 2020, the allowance for credit losses related to auto loan receivables was $13.9 million and included in allowance for doubtful accounts and other non-current assets. In accordance with Topic 326, the allowance for loan losses is estimated based on our historical write-off experience, current conditions and forecasts as well as the value of any underlying assets securing these loans and is reviewed monthly. Consideration is given to recent delinquency trends and recovery rates. Account balances are charged against the allowance upon reaching 120 days past due status. The annual activity for charges and subsequent recoveries is immaterial. The remainder of our receivables are due primarily from manufacturer partners and various third-party lenders. The historical losses related to these balances are immaterial.

The long-term portion of accounts receivable was included as a component of other non-current assets in the Consolidated Balance Sheets.

Note 4. Inventories

The components of inventories, net, consisted of the following (in millions):

	September 30, 2020	December 31, 2019
New vehicles	$1,271.0	$1,704.1
Used vehicles	765.2	638.1
Parts and accessories	92.5	91.5
Total inventories	$2,128.7	$2,433.7

Note 5. Goodwill and Franchise Value

The changes in the carrying amounts of goodwill are as follows (in millions):

	Domestic	Import	Luxury	Consolidated
Balance as of December 31, 2018 ¹	$164.5	$188.9	$81.5	$434.9
Adjustments to purchase price allocations [2]	1.6	1.6	1.9	5.1
Additions through acquisitions [2]	6.2	9.0	2.2	17.4
Reductions from impairments	(0.3)	(1.3)	(0.1)	(1.7)
Reductions through divestitures	(0.2)	(0.9)	—	(1.1)
Balance as of December 31, 2019 ¹	171.8	197.3	85.5	454.6
Additions through acquisitions [3]	32.0	92.9	17.0	141.9
Reductions through divestitures	(0.1)	(0.7)	—	(0.8)
Reductions from impairments	(0.5)	(3.0)	—	(3.5)
Balance as of September 30, 2020	$203.2	$286.5	$102.5	$592.2
1 Net of accumulated impairment losses of $299.3 million recorded during the year ended December 31, 2008.
2 Our purchase price allocation for the 2018 acquisitions were finalized in 2019. As a result, we added $22.5 million of goodwill.
3 Our purchase price allocation for a portion of the 2019 acquisitions was finalized in 2020. As a result, we added $141.9 million of goodwill. Our purchase price allocation for the remaining 2019 and 2020 acquisitions are preliminary and goodwill is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13.

The changes in the carrying amounts of franchise value are as follows (in millions):

Franchise Value
Balance as of December 31, 2018	$288.7
Adjustments to purchase price allocations [1]	3.5
Additions through acquisitions [1]	20.9
Reductions through divestitures	(6.0)
Reductions from impairments	(0.4)
Balance as of December 31, 2019	306.7
Additions through acquisitions [2]	53.9
Reductions through divestitures	(0.7)
Reductions from impairments	(4.4)
Balance as of September 30, 2020	$355.5

1 Our purchase price allocation for the 2018 acquisitions were finalized in 2019. As a result, we added $24.4 million of franchise value.
2 Our purchase price allocation for a portion of the 2019 acquisitions was finalized in 2020. As a result, we added $53.9 million of franchise value. Our purchase price allocation for the remaining 2019 and 2020 acquisitions are preliminary and franchise value is not yet allocated to our segments. These amounts are included in other non-current assets until we finalize our purchase accounting. See Note 13.

Note 6. Credit Facilities and Long-term Debt

On July 14, 2020, we entered into a five-year real-estate backed facility with eight financial institutions, including two manufacturer affiliated finance companies, maturing in July 2025. The real-estate backed credit facility provides a total financing commitment of up to $254.7 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by us. The interest rate on this credit facility uses one-month LIBOR plus a margin ranging from 2.00% to 2.50% based on our leverage ratio, or a base rate of 0.75% plus a margin. The facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. Financial covenants include requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, consistent with those under the our existing syndicated credit facility with U.S. Bank National Association as administrative agent. As of September 30, 2020, no amounts were outstanding on the real-estate backed facility.

On July 31, 2020, we entered into a securitization facility which provides initial commitments for borrowings of up to $100 million, which may be increased to $150 million in certain circumstances, and matures in July 2022. As of September 30, 2020, we had $12.5 million drawn on the securitization facility, which is recorded as part of Long-term debt, less current maturities in the Consolidated Balance Sheets.

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

	Repurchases Occurring in 2020		Cumulative Repurchases as of September 30, 2020
	Shares	Average Price	Shares	Average Price
Share Repurchase Authorization	563,953	$81.71	3,719,048	$84.02

As of September 30, 2020, we had $187.5 million available for repurchases pursuant to our share repurchase authorization.

In addition, during 2020, we repurchased 30,143 shares at an average price of $147.12 per share, for a total of $4.4 million, related to tax withholdings associated with the vesting of RSUs. The repurchase of shares related to tax withholdings associated with stock awards does not reduce the number of shares available for repurchase as approved by our Board of Directors.

ATM Equity Offering
On July 24, 2020, we entered into an ATM Equity Offering Sales Agreement, which allows us to offer and sell, from time to time, shares of our Class A common stock, no par value, having an aggregate gross sales price of up to $400 million. The shares will be issued pursuant to a registration statement on Form S-3 (File No. 333-239969), which became effective upon its filing on July 21, 2020. Under this agreement, we may enter into forward share purchase transactions. As of September 30, 2020, no amounts have been issued in relation to the ATM Equity Offering Sales Agreement.

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

We have fixed rate debt primarily consisting of amounts outstanding under our senior notes and real estate mortgages. We calculated the estimated fair value of the senior notes using quoted prices for the identical liability (Level 1) and calculated the estimated fair value of the fixed rate real estate mortgages using a discounted cash flow methodology with estimated current interest rates based on a similar risk profile and duration (Level 2). The fixed cash flows are discounted and summed to compute the fair value of the debt. As of September 30, 2020, our real estate mortgages and other debt, which includes capital leases, had maturity dates between October 31, 2020, and August 31, 2038.

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

There were no changes to our valuation techniques during the nine-month period ended September 30, 2020.

Below are our derivative liabilities that are measured at fair value (in millions):

Fair Value at September 30, 2020	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$—	$9.2	$—

Fair Value at December 31, 2019	Level 1	Level 2	Level 3
Measured on a recurring basis:
Derivative contract, net	$—	$1.0	$—

A summary of the aggregate carrying values, excluding unamortized debt issuance cost, and fair values of our long-term fixed interest rate debt is as follows (in millions):

	September 30, 2020	December 31, 2019
Carrying value
5.250% Senior notes due 2025	$300.0	$300.0
4.625% Senior notes due 2027	400.0	400.0
Real estate mortgages and other debt	605.9	466.6
	$1,305.9	$1,166.6
Fair value
5.250% Senior notes due 2025	$309.0	$315.0
4.625% Senior notes due 2027	406.5	412.0
Real estate mortgages and other debt	603.7	468.7
	$1,319.2	$1,195.7

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

The following is a reconciliation of net income and weighted average shares used for our basic earnings per share (“EPS”) and diluted EPS (in millions, except per share amounts):

Three Months Ended September 30,	2020		2019
(in millions, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$156.0	$2.8	$83.0	$2.2
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	0.2	—	0.2	—
Conversion of Class B common shares into Class A common shares	2.6	—	2.0	—
Net income applicable to common stockholders - diluted	$158.8	$2.8	$85.2	$2.2

Weighted average common shares outstanding – basic	22.5	0.4	22.6	0.6
Conversion of Class B common shares into Class A common shares	0.4	—	0.6	—
Effect of dilutive stock options on weighted average common shares	0.2	—	0.2	—
Weighted average common shares outstanding – diluted	23.1	0.4	23.4	0.6

Net income per common share - basic	$6.95	$6.95	$3.67	$3.67
Net income per common share - diluted	$6.86	$6.86	$3.64	$3.64

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the three-month periods ended September 30, 2020, and 2019 and was determined to be immaterial.

Nine Months Ended September 30,	2020		2019
(in millions, except per share data)	Class A	Class B	Class A	Class B
Net income applicable to common stockholders - basic	$276.4	$6.3	$198.2	$5.3
Reallocation of net income due to conversion of Class B to Class A common shares outstanding	0.5	—	0.6	—
Conversion of Class B common shares into Class A common shares	5.8	—	4.7	—
Net income applicable to common stockholders - diluted	$282.7	$6.3	$203.5	$5.3

Weighted average common shares outstanding – basic	22.5	0.5	22.6	0.6
Conversion of Class B common shares into Class A common shares	0.5	—	0.6	—
Effect of employee stock purchases and restricted stock units on weighted average common shares	0.2	—	0.1	—
Weighted average common shares outstanding – diluted	23.2	0.5	23.3	0.6

Net income per common share - basic	$12.29	$12.29	$8.77	$8.77
Net income per common share - diluted	$12.18	$12.18	$8.72	$8.72

The effect of antidilutive securities on Class A and Class B common stock was evaluated for the nine-month periods ended September 30, 2020, and 2019 and was determined to be immaterial.

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

We define our chief operating decision maker (“CODM”) to be certain members of our executive management group. Historical and forecasted operational performance is evaluated on a store-by-store basis and on a consolidated basis by the CODM. We derive the operating results of the segments directly from our internal management reporting system. The accounting policies used to derive segment results are substantially the same as those used to determine our consolidated results, excepted for the internal allocation within Corporate and other discussed above. Our CODM does not regularly review capital expenditures on a reporting unit level. Performance measurement of each reportable segment by the CODM are based on several metrics, including earnings from operations. The CODM uses these results, in part, to evaluate the performance of and to allocate resources, mainly associated with expected inventory and working capital requirements, to each of the reportable segments.

Certain financial information on a segment basis is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Domestic
New vehicle retail	$621.3	$613.0	$1,591.0	$1,682.7
Used vehicle retail	378.8	328.1	1,096.4	949.6
Used vehicle wholesale	31.9	30.3	77.7	89.5
Finance and insurance	53.2	48.1	149.2	137.2
Service, body and parts	118.0	122.8	337.5	359.2
Fleet and other	11.5	15.5	35.1	47.6
	1,214.7	1,157.8	3,286.9	3,265.8
Import
New vehicle retail	822.9	824.8	1,995.9	2,198.1
Used vehicle retail	451.9	380.9	1,152.6	1,085.7
Used vehicle wholesale	42.2	28.4	88.6	85.3
Finance and insurance	81.1	65.2	195.0	180.9
Service, body and parts	141.3	129.2	371.3	374.2
Fleet and other	11.1	9.2	28.9	38.1
	1,550.5	1,437.7	3,832.3	3,962.3
Luxury
New vehicle retail	440.8	387.0	1,039.0	1,110.2
Used vehicle retail	261.8	206.7	642.5	596.0
Used vehicle wholesale	24.8	16.4	50.3	59.0
Finance and insurance	25.6	19.2	60.2	54.1
Service, body and parts	96.0	84.9	244.8	248.0
Fleet and other	1.9	15.2	13.9	81.7
	850.9	729.4	2,050.7	2,149.0
	3,616.1	3,324.9	9,169.9	9,377.1
Corporate and other	4.1	7.5	12.6	26.7
	$3,620.2	$3,332.4	$9,182.5	$9,403.8
Segment income[1]:
Domestic	$81.1	$37.9	$168.3	$94.1
Import	102.6	48.3	176.2	117.8
Luxury	39.2	13.0	53.1	36.5
Total segment income for reportable segments	$222.9	$99.2	$397.6	$248.4
1Segment income for each of the segments is defined as income before income taxes, depreciation and amortization, other interest expense and other income, net.

Reconciliation of total segment income for reportable segments to our consolidated income before income taxes.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total segment income for reportable segments	$222.9	$99.2	$397.6	$248.4
Corporate and other	33.5	50.6	103.5	129.3
Depreciation and amortization	(22.9)	(20.9)	(67.3)	(60.9)
Other interest expense	(16.6)	(14.8)	(50.4)	(45.0)
Other income, net	2.2	3.3	8.2	8.9
Income before income taxes	$219.1	$117.4	$391.6	$280.7

	September 30, 2020	December 31, 2019
Total assets:
Domestic	$1,249.9	$1,467.6
Import	1,477.7	1,306.5
Luxury	869.3	945.2
Corporate and other	2,798.8	2,364.6
	$6,395.7	$6,083.9

Note 11. Leases

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

In the third quarter of 2020, $103.1 million in finance leases were added to long-term debt, with the current portion included in current maturities of long-term debt. The related assets are included in property, plant and equipment, net of accumulated amortization. These amounts are related to leases entered into as part of certain 2020 acquisitions, and valuations are still preliminary. We expect additional finance leases to be recorded in the fourth quarter related to certain third quarter 2020 acquisitions. These amounts are included in other non-current assets until we finalize our purchase accounting

We rent or sublease certain real estate to third parties.

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

In the second quarter of 2019, to hedge the business exposure to rising interest rates on a portion of our variable rate debt, we entered into a 5-year zero-cost interest rate collar, with an aggregate notional amount of $300 million. This instrument hedges interest rate risk related to a portion of our $1.3 billion of non-trade floor plan notes payable.

The gains and losses from the cash flow hedge are recorded in AOCI and released to interest expense in the same period that the hedged interest expense on the floor plan is recognized. As of September 30, 2020, we have had a total loss of $9.2 million recorded associated with the fair value of our derivative instrument, included as a component of accrued liabilities and other long-term liabilities with the offsets in our deferred tax liability and AOCI. As of September 30, 2020, the amount of net losses we expect to reclassify from AOCI into interest expense in earnings within the next twelve months is $2.7 million. The actual amount reclassified could vary due to future changes in the fair value of the derivative. We reclassified $0.7 million and $1.1 million from AOCI for the three and nine months ended September 30, 2020, respectively. No amounts were reclassified from AOCI in 2019.

Note 13. Acquisitions

In the first nine months of 2020, we completed the following acquisitions:

•	In February 2020, Sacramento Lexus and Roseville Lexus in California.

•	In June 2020, Hank’s Body Shop in Billings, Montana.

•	In June 2020, Chrysler Dodge Jeep Ram of Bend and Nissan of Bend in Oregon.

•	In July 2020, Subaru of Thousand Oaks in California.

•	In July 2020, BMW of San Francisco in California.

•	In August 2020, John Eagle Auto Group, a ten store platform in Texas.

•	In September 2020, Knoxville Chrysler Dodge Jeep Ram in Tennessee.

Revenue and operating income contributed by the 2020 acquisitions subsequent to the date of acquisition were as follows (in millions):

Nine Months Ended September 30,	2020
Revenue	$261.3
Operating income	9.2

In the first nine months of 2019, we completed the following acquisitions:

•	In May 2019, Hamilton Honda in Hamilton Township, New Jersey.

•	In May 2019, Ford Lincoln of Morgantown in Morgantown, West Virginia.

•	In July 2019, Mission Viejo Jaguar Land Rover in Mission Viejo, California.

•	In August 2019, Hazleton Honda in Hazleton, Pennsylvania.

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

The following tables summarize the consideration paid for the 2020 acquisitions and the amount of identified assets acquired and liabilities assumed as of the acquisition date (in millions):

Consideration
Cash paid, net of cash acquired	$609.5

The purchase price allocations for the Sacramento Lexus, Roseville Lexus, Chrysler Dodge Jeep Ram of Bend, Nissan of Bend, Subaru of Thousand Oaks, BMW of San Francisco, the John Eagle Auto Group, and Knoxville Chrysler Dodge Jeep Ram acquisitions are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available. Unallocated items are recorded as a component of other non-current assets in the Consolidated Balance Sheets. The following table details the preliminary purchase price allocations for the 2020 acquisitions (in millions):

Assets Acquired and Liabilities Assumed
Accounts receivable	$0.2
Inventories, net	189.3
Property and equipment, net	125.8
Other non-current assets	416.5
Floor plan notes payable	(13.1)
Debt and finance lease obligations	(103.1)
Other long-term liabilities	(6.1)
$609.5

We expect substantially all of the goodwill related to acquisitions completed in 2020 to be deductible for federal income tax purposes.

In the three and nine-month periods ended September 30, 2020, we recorded $0.6 million and $1.6 million, respectively, in acquisition-related expenses as a component of selling, general and administrative expense. Comparatively, we recorded $0.2 million and $1.9 million of acquisition-related expenses in each of the same periods in 2019.

The following unaudited pro forma summary presents consolidated information as if all acquisitions in the three and nine-month periods ended September 30, 2020 and 2019, had occurred on January 1, 2019 (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue	$3,745.3	$3,738.3	$10,000.7	$10,548.8
Net income	160.1	92.3	291.9	220.4
Basic net income per share	7.01	3.97	12.71	9.50
Diluted net income per share	6.92	3.94	12.58	9.44

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

Note 14. Recent Accounting Pronouncements

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

Note 15. Subsequent Events

Issuance of Common Stock
On October 5, 2020, we completed the public offering of 3,659,091 shares of our Class A common stock, no par value per share, which included the exercise in full by the underwriters of their option to purchase up to 477,272 additional shares of our Class A common stock, for total net proceeds of approximately $777 million.

4.375% Senior Notes Due 2031
On October 9, 2020, we issued $550 million in aggregate principal amount of 4.375% Senior Notes due 2031 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Senior Notes from October 9, 2020 and is payable semiannually on January 15 and July 15. We may redeem the Senior Notes in whole or in part, on or after October 15, 2025, at the redemption prices set forth in the Indenture. Prior to October 15, 2025, we may redeem the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium set forth in the Indenture. In addition, prior to October 15, 2025, we may redeem up to 40% of the Senior Notes from the proceeds of certain equity offerings. Upon certain change of control events (as set forth in the Indenture), the holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes at a purchase price of 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.

Investment in Shift Technologies, Inc.
On October 13, 2020, Shift Technologies, Inc. (“Shift”) merged with Insurance Acquisition Corp., a publicly listed company. Shift was the surviving company that was subsequently listed on the NYSE. Our investment in Shift will be converted to a minority equity investment and will have a readily determinable fair value. The fair value will be updated at each reporting period and will be based upon the quoted price in active markets for the identical asset (Level 1). As of September 30, 2020, our investment in Shift was $64.0 million and was included as a component of other non-current assets in the Consolidated Balance Sheets.

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

Overview
Lithia Motors, Inc. is a growth company powered by people and innovation with a long-term plan to profitably consolidate the largest retail sector in our country. As a leading provider of personal transportation solutions reaching 92% of the United States, we are among the fastest growing companies in the Fortune 500 (#252-2020). As of September 30, 2020, we operated 201 locations representing 30 brands in 21 states. We increase market share and optimize profitability by focusing on the consumer experience and applying proprietary performance measurement systems fueled by data science. This unique growth model generates significant cash flows, which funds innovation and the expansion of our nationwide network, creating personal transportation solutions wherever, whenever and however consumers desire.

We offer a wide array of products and services fulfilling the entire vehicle ownership lifecycle including new and used vehicles, finance and insurance products and automotive repair and maintenance. We strive for diversification in our products, services, brands and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences, manage market risk and maintain profitability. Our diversification along with our operating structure provides a resilient and nimble business model.

We seek to provide customers a seamless, blended online and physical retail experience with broad selection and access to specialized expertise and knowledge. Our physical network enables us to provide convenient touch points for customers and provide services throughout the vehicle life cycle. In July 2020, we introduced Driveway, a convenient, simple and transparent platform that will serve as our ecommerce home solution and allow us to deliver proprietary and differentiated digital experiences. Driveway will allow us to further activate our physical network and capture additional earnings.

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

In response to evolving consumer preferences, we invest in modernization that supports and expands our core business. These digital strategies combine our experienced, knowledgeable workforce with our owned inventory and physical network of stores, enabling us to be agile and adapt to consumer preferences and market specific conditions. Our investments in modernization are well under way and are taking hold with our teams as they provide digital shopping experiences, contactless test drives and home delivery or curbside pickup for vehicle purchases. Our people and these engines will be powering our future national brands overlaying our physical footprint to attract a larger population of digital consumers seeking transparent, empowered, flexible and simple buying and servicing experiences.

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

Growth through acquisition and network optimization
Our disciplined approach focuses on acquiring new vehicle franchises, which operate in markets ranging from mid-sized regional markets to metropolitan markets. Acquisition of these businesses increase our proximity to the consumer throughout the six regions of the United States. While we target an annual after tax return of more than 15% for our acquisitions, we have averaged over a 25% return by the third year of ownership due to a disciplined approach focusing on accretive, cash flow positive targets at reasonable valuations. Culturally, we have a greater than 95% employee retention rate, demonstrating the valuable career opportunities we provide to our employees. In addition to being financially accretive, our acquisitions drive network growth that improves our ability to serve customers through wider selection, greater density and access to customers and ability to leverage national branding and advertising. We regularly optimize and balance our network through strategic divestitures to ensure continued high performance. We believe our disciplined approach provides us with attractive acquisition opportunities and expanded coast-to-coast coverage.

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

Key Revenue and Gross Profit Metrics
Key performance metrics for revenue and gross profit were as follows (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	Change		2020	2019	Change
Revenues
New vehicle retail	$1,883.3	$1,824.8	3.2%		$4,624.6	$4,993.3	(7.4)%
Used vehicle retail	1,093.2	916.3	19.3		2,889.7	2,632.4	9.8
Finance and insurance	160.5	136.3	17.8		407.2	382.7	6.4
Service, body and parts	359.5	340.5	5.6		964.9	993.3	(2.9)
Total Revenues	3,620.2	3,332.4	8.6		9,182.5	9,403.8	(2.4)

Gross profit
New vehicle retail	$140.1	$100.0	40.1%		$310.4	$281.4	10.3%
Used vehicle retail	144.8	99.7	45.2		332.9	277.4	20.0
Finance and insurance	160.5	136.3	17.8		407.2	382.7	6.4
Service, body and parts	195.9	171.5	14.2		508.4	501.1	1.5
Total Gross Profit	651.6	510.9	27.5		1,576.9	1,455.2	8.4

Gross profit margins
New vehicle retail	7.4%	5.5%	190	bps	6.7%	5.6%	110	bps
Used vehicle retail	13.2	10.9	230		11.5	10.5	100
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	54.5	50.5	400		52.7	50.4	230
Total Gross Profit Margin	18.0	15.3	270		17.2	15.5	170

Retail units sold
New vehicles	47,923	48,508	(1.2)%		118,699	134,090	(11.5)%
Used vehicles	49,363	44,143	11.8		135,499	127,683	6.1

Average selling price per retail unit
New vehicles	$39,298	$37,618	4.5%		$38,960	$37,238	4.6%
Used vehicles	22,145	20,756	6.7		21,326	20,617	3.4

Average gross profit per retail unit
New vehicles	$2,922	$2,061	41.8%		$2,615	$2,098	24.6%
Used vehicles	2,932	2,258	29.8		2,457	2,173	13.1
Finance and insurance	1,649	1,471	12.1		1,602	1,462	9.6
Total vehicle[1]	4,655	3,638	28.0		4,173	3,611	15.6
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

Same store measures reflect results for stores that were operating in each comparison period and only include the months when operations occurred in both periods. For example, a store acquired in August 2019 would be included in same store operating data beginning in September 2020, after its first full complete comparable month of operation. The third quarter operating results for the same store comparisons would include results for that store in only the month of September for both comparable periods.

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in millions)	2020	2019	Change		2020	2019	Change
Revenues
New vehicle retail	$1,714.1	$1,793.7	(4.4)%		$4,265.0	$4,886.6	(12.7)%
Used vehicle retail	998.3	897.9	11.2		2,693.9	2,566.4	5.0
Finance and insurance	142.5	133.7	6.6		372.9	373.7	(0.2)
Service, body and parts	324.3	334.1	(2.9)		891.5	966.4	(7.8)
Total Revenues	3,294.7	3,272.7	0.7		8,501.1	9,185.4	(7.4)

Gross profit
New vehicle retail	$130.0	$98.9	31.4%		$287.8	$276.5	4.1%
Used vehicle retail	133.9	98.7	35.7		309.6	273.0	13.4
Finance and insurance	142.5	133.7	6.6		372.9	373.7	(0.2)
Service, body and parts	174.9	168.3	3.9		467.7	488.4	(4.2)
Total Gross Profit	591.0	503.1	17.5		1,455.4	1,424.2	2.2

Gross profit margins
New vehicle retail	7.6%	5.5%	210	bps	6.7%	5.7%	100	bps
Used vehicle retail	13.4	11.0	240		11.5	10.6	90
Finance and insurance	100.0	100.0	—		100.0	100.0	—
Service, body and parts	53.9	50.4	350		52.5	50.5	200
Total Gross Profit Margin	17.9	15.4	250		17.1	15.5	160

Retail units sold
New vehicles	43,029	47,548	(9.5)%		108,370	130,721	(17.1)%
Used vehicles	45,066	43,180	4.4		126,160	124,147	1.6

Average selling price per retail unit
New vehicles	$39,836	$37,725	5.6%		$39,356	$37,382	5.3%
Used vehicles	22,151	20,794	6.5		21,353	20,672	3.3

Average gross profit per retail unit
New vehicles	$3,022	$2,079	45.4%		$2,656	$2,115	25.6%
Used vehicles	2,971	2,286	30.0		2,454	2,199	11.6
Finance and insurance	1,617	1,473	9.8		1,590	1,466	8.5
Total vehicle[1]	4,690	3,663	28.0		4,178	3,637	14.9
1 Includes the sales and gross profit related to new, used retail, used wholesale and finance and insurance and unit sales for new and used retail

During the three months ended September 30, 2020, we had net income of $158.8 million, or $6.86 per share on a diluted basis, compared to net income of $85.2 million, or $3.64 per share on a diluted basis, during the same period of 2019. During the nine months ended September 30, 2020, we had net income of $282.7 million, or $12.18 per share on a diluted basis, compared to net income of $203.5 million, or $8.72 per share on a diluted basis, during the same period of 2019.

New Vehicles
We believe that our new vehicle sales create incremental profit opportunities through certain manufacturer incentive programs, arranging of third party financing, vehicle service and insurance contracts, future resale of used vehicles acquired through trade-in, and parts and service work. Same store new vehicle revenues decreased 4.4% and 12.7%, respectively, for the three and nine-month periods ended September 30, 2020 compared to the same periods in 2019. This was due to a decrease in unit volume of 9.5% and 17.1%, offset by an increase in average selling prices of 5.6% and 5.3%, in the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods of 2019.

Throughout the year, the impact of the COVID-19 pandemic on each of our markets varied. We experienced initial declines in new vehicle unit sales in the first half of the year, but have seen continued incremental improvement each month since then, with our September same store new vehicle unit sales returning to prior year levels.

Same store new vehicle gross profit per unit increased 45.4% and 25.6%, increasing new vehicle gross profit margins 210 bps and 100 bps in the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods of 2019. Pent-up demand and reduced inventory levels related to short-term production closures combined with increased manufacturer partner incentives contributed to these improvements in gross profit per unit.

Total new vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of new vehicles, increased $1,073 to $4,715 and $695 to $4,353 for the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods of 2019.

Used Vehicles
Used vehicle retail sales are a strategic focus for organic growth. We offer three categories of used vehicles: manufacturer certified pre-owned (“CPO”) vehicles; core vehicles, or late-model vehicles with lower mileage; and value autos, or vehicles with over 80,000 miles. We have established a company-wide target of achieving a per store average of 100 used retail units per month. Strategies to achieve this target include reducing wholesale sales and selling the full spectrum of used units, from late model CPO models to vehicles over ten years old. During the nine months ended September 30, 2020, our stores sold an average of 78 used vehicles per store per month, compared to 74 used vehicles per store per month for the same period of 2019.

Similar to new vehicles, used vehicle sales volumes were impacted by the COVID-19 pandemic. Initial declines were similar to new vehicles in the beginning of the year; however, we experienced significant improvements in used vehicle unit sales during the second and third quarters of 2020.

Used vehicle revenues for the three and nine-month periods ended September 30, 2020, increased 19.3% and 9.8%, respectively, compared to the same periods of 2019. On a same store basis, used vehicle sales for the three and nine-month periods ended September 30, 2020, increased 11.2% and 5.0% as compared to the respective periods of 2019, driven by increases in our core vehicle category of 14.6% and 9.1%, respectively. Our core vehicle category had growth in unit sales of 6.6% and 5.1%, with improvements in average selling price per vehicle of 7.5% and 3.7%, offset by decreases in our CPO vehicle category of 0.8% and 7.7%, respectively, for the three and nine-month periods ended September 30, 2020, as compared to the same periods of 2019.

Our used vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, sell brands other than the store’s new vehicle franchise(s) and increase sales from finance and insurance and parts and service.

Total used vehicle gross profit per unit, which includes the finance and insurance revenue generated from the sales of retail used vehicles, increased $835 to $4,442 and $409 to $3,940 for the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods of 2019.

Finance and Insurance
We believe that arranging timely vehicle financing is an important part of our ability to sell vehicles, and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and vehicle and theft protection.

The 17.8% and 6.4% increase, respectively, in finance and insurance revenue for the three and nine-month periods ended September 30, 2020, compared to the same periods of 2019, were primarily due to increased revenue of third-party extended warranty contracts. Same store finance and insurance revenues increased 6.6% and remained flat for the three and nine-month periods ended September 30, 2020, respectively, as compared to the same periods of 2019. The increase in the three-month period was also due to increased revenue of third-party extended warranty contracts. On a same store basis, our finance and insurance revenues per retail unit increased $144 to $1,617 and $124 to $1,590 in the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods of 2019, primarily due to increases in service contract penetration rates of 20 bps and 90 bps, respectively.

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

Our service, body, and parts revenue increased in the three-month period ended September 30, 2020, compared to the same period of 2019. The increase was driven by increases in customer pay and warranty revenues, offset by decreases in parts wholesale and body shop revenues. Service, body, and parts revenue increased in all areas in the nine-month period ended September 30, 2020, compared to the same period of 2019. The decreases were primarily related to decreases in parts wholesale and body shop revenues. Throughout the third quarter of 2020, we experienced incremental improvement each month in all areas. We believe the increased number of units in operation will continue to benefit our service, body and parts revenue in the coming years as more late-model vehicles age, necessitating repairs and maintenance.

We focus on retaining customers by offering competitively-priced routine maintenance and through our marketing efforts. In the three and nine-month periods ended September 30, 2020, the largest contribution to our service, body and parts revenue was same store customer pay revenue of $181.9 million and $485.2 million, respectively.

Same store service, body and parts gross profit increased 3.9% and decreased 4.2% in the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods of 2019. The increase in the three-month period was primarily due to increased customer pay gross margin, offset by decreased customer pay revenue. The decrease in the nine-month period was primarily due to decreased customer pay revenue. Overall same store service, body, and parts gross margins increased 350 and 200 bps in the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods of 2019, primarily as a result of our mix continuing to shift towards customer pay, which has higher margins than other service work. Same store customer pay gross margins increased 480 and 300 bps in the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods of 2019.

Segments
Certain financial information by segment is as follows:

	Three Months Ended September 30,		Increase (Decrease)	% Increase
(Dollars in millions)	2020	2019
Revenues:
Domestic	$1,214.7	$1,157.8	$56.9	4.9%
Import	1,550.5	1,437.7	112.8	7.8
Luxury	850.9	729.4	121.5	16.7
	3,616.1	3,324.9	291.2	8.8
Corporate and other	4.1	7.5	(3.4)	NM
	$3,620.2	$3,332.4	$287.8	8.6%
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenues:
Domestic	$3,286.9	$3,265.8	$21.1	0.6%
Import	3,832.3	3,962.3	(130.0)	(3.3)
Luxury	2,050.7	2,149.0	(98.3)	(4.6)
	9,169.9	9,377.1	(207.2)	(2.2)
Corporate and other	12.6	26.7	(14.1)	NM
	$9,182.5	$9,403.8	$(221.3)	(2.4)%
NM - not meaningful

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Segment income[1]:
Domestic	$81.1	$37.9	$43.2	114.0%
Import	102.6	48.3	54.3	112.4
Luxury	39.2	13.0	26.2	201.5
	222.9	99.2	123.7	124.7
Corporate and other	33.5	50.6	(17.1)	(33.8)
	$256.4	$149.8	$106.6	71.2

1Segment income, a non-GAAP measure, is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net. See Note 10 of the Condensed Notes to the Consolidated Financial Statements for additional information.

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Segment income[1]:
Domestic	$168.3	$94.1	$74.2	78.9%
Import	176.2	117.8	58.4	49.6
Luxury	53.1	36.5	16.6	45.5
	397.6	248.4	149.2	60.1
Corporate and other	103.5	129.3	(25.8)	(20.0)
	$501.1	$377.7	$123.4	32.7
1Segment income, a non-GAAP measure, is defined as income before income taxes, depreciation and amortization, other interest expense and other expense, net. See Note 10 of the Condensed Notes to the Consolidated Financial Statements for additional information.

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
	2020	2019
Retail new vehicle unit sales:
Domestic	13,319	14,284	(965)	(6.8)%
Import	26,598	26,994	(396)	(1.5)
Luxury	8,174	7,342	832	11.3
	48,091	48,620	(529)	(1.1)
Allocated to management	(168)	(112)	56	NM
	47,923	48,508	(585)	(1.2)%
NM – Not meaningful

	Nine Months Ended September 30,		Increase (Decrease)	% Decrease
	2020	2019
Retail new vehicle unit sales:
Domestic	34,834	39,569	(4,735)	(12.0)%
Import	65,082	74,180	(9,098)	(12.3)
Luxury	19,083	20,566	(1,483)	(7.2)
	118,999	134,315	(15,316)	(11.4)
Allocated to management	(300)	(225)	75	NM
	118,699	134,090	(15,391)	(11.5)%
NM – Not meaningful

Domestic
A summary of financial information for our Domestic segment follows:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenue:
New vehicle retail	$621.3	$613.0	$8.3	1.4%
Used vehicle retail	378.8	328.1	50.7	15.5
Used vehicle wholesale	31.9	30.3	1.6	5.3
Finance and insurance	53.2	48.1	5.1	10.6
Service, body and parts	118.0	122.8	(4.8)	(3.9)
Fleet and other	11.5	15.5	(4.0)	NM
	$1,214.7	$1,157.8	$56.9	4.9
Segment income	$81.1	$37.9	$43.2	114.0
Retail new vehicle unit sales	13,319	14,284	(965)	(6.8)
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenue:
New vehicle retail	$1,591.0	$1,682.7	$(91.7)	(5.4)%
Used vehicle retail	1,096.4	949.6	146.8	15.5
Used vehicle wholesale	77.7	89.5	(11.8)	(13.2)
Finance and insurance	149.2	137.2	12.0	8.7
Service, body and parts	337.5	359.2	(21.7)	(6.0)
Fleet and other	35.1	47.6	(12.5)	NM
	$3,286.9	$3,265.8	$21.1	0.6%
Segment income	$168.3	$94.1	$74.2	78.9%
Retail new vehicle unit sales	34,834	39,569	(4,735)	(12.0)%
NM - not meaningful

Our Domestic segment revenue increased 4.9% and 0.6% in the three and nine-month periods ended September 30, 2020 compared to the respective periods of 2019 primarily due to increases in used vehicle retail and finance and insurance revenues, offset by decreases in service, body, and parts revenues.

Our Domestic segment income increased 114.0% and 78.9% in the three and nine-month periods ended September 30, 2020 compared to the same periods of 2019, due to gross profit growth of 22.0% and 10.1% and decreases in floor plan interest expense of 55.9% and 41.7%, respectively. Total Domestic SG&A as a percentage of gross profit decreased from 71.3% to 60.1% and from

73.4% to 65.7% for the three and nine-month periods ended September 30, 2020, compared to the same periods of 2019, respectively. The decreases for the three and nine-month periods ended September 30, 2020 were primarily driven by decreases in personnel and advertising costs. Floor plan interest expense for Domestic stores decreased due to lower interest rates and decreased volume for the three and nine-month periods ended September 30, 2020, compared to the same periods of 2019.

Import
A summary of financial information for our Import segment follows:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenue:
New vehicle retail	$822.9	$824.8	$(1.9)	(0.2)%
Used vehicle retail	451.9	380.9	71.0	18.6
Used vehicle wholesale	42.2	28.4	13.8	48.6
Finance and insurance	81.1	65.2	15.9	24.4
Service, body and parts	141.3	129.2	12.1	9.4
Fleet and other	11.1	9.2	1.9	NM
	$1,550.5	$1,437.7	$112.8	7.8
Segment income	$102.6	$48.3	$54.3	112.4
Retail new vehicle unit sales	26,598	26,994	(396)	(1.5)
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenue:
New vehicle retail	$1,995.9	$2,198.1	$(202.2)	(9.2)%
Used vehicle retail	1,152.6	1,085.7	66.9	6.2
Used vehicle wholesale	88.6	85.3	3.3	3.9
Finance and insurance	195.0	180.9	14.1	7.8
Service, body and parts	371.3	374.2	(2.9)	(0.8)
Fleet and other	28.9	38.1	(9.2)	NM
	$3,832.3	$3,962.3	$(130.0)	(3.3)%
Segment income	$176.2	$117.8	$58.4	49.6%
Retail new vehicle unit sales	65,082	74,180	(9,098)	(12.3)%
 NM - not meaningful

Our Import segment revenue increased 7.8% and decreased 3.3% in the three and nine-month periods ended September 30, 2020, respectively, compared to the respective periods of 2019. Increases in the three-month period were seen in all major business lines except new vehicle retail, while decreases in the nine-month period were primarily related to decreased new vehicle retail revenue.

Import segment income increased 112.4% and 49.6% in the three and nine-month periods ended September 30, 2020 compared to the same periods of 2019, due to gross profit growth of 29.3% and 9.6% and decreases in floor plan interest expense of 42.0% and 32.0%, respectively. Total Import SG&A as a percentage of gross profit decreased from 73.8% to 62.8% and from 76.0% to 71.2% for the three and nine-month periods ended September 30, 2020, compared to the same periods of 2019, respectively. The decreases for the three and nine-month periods ended September 30, 2020 were primarily driven by decreases in personnel and advertising costs. Floor plan interest expense for Import stores decreased due to lower interest rates and decreased volume for the three and nine-month periods ended September 30, 2020, compared to the respective periods of 2019.

Luxury
A summary of financial information for our Luxury segment follows:

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenue:
New vehicle retail	$440.8	$387.0	$53.8	13.9%
Used vehicle retail	261.8	206.7	55.1	26.7
Used vehicle wholesale	24.8	16.4	8.4	51.2
Finance and insurance	25.6	19.2	6.4	33.3
Service, body and parts	96.0	84.9	11.1	13.1
Fleet and other	1.9	15.2	(13.3)	NM
	$850.9	$729.4	$121.5	16.7
Segment income	$39.2	$13.0	$26.2	201.5
Retail new vehicle unit sales	8,174	7,342	832	11.3
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Revenue:
New vehicle retail	$1,039.0	$1,110.2	$(71.2)	(6.4)%
Used vehicle retail	642.5	596.0	46.5	7.8
Used vehicle wholesale	50.3	59.0	(8.7)	(14.7)
Finance and insurance	60.2	54.1	6.1	11.3
Service, body and parts	244.8	248.0	(3.2)	(1.3)
Fleet and other	13.9	81.7	(67.8)	NM
	$2,050.7	$2,149.0	$(98.3)	(4.6)%
Segment income	$53.1	$36.5	$16.6	45.5%
Retail new vehicle unit sales	19,083	20,566	(1,483)	(7.2)%
NM - not meaningful

Our Luxury segment revenue increased 16.7% and decreased 4.6% in the three and nine-month periods ended September 30, 2020, respectively, compared to the respective periods of 2019. Increases in the three-month period were seen in all major business lines, while the decrease in the nine-month period was primarily related to decreased new vehicle retail revenue.

Our Luxury segment income increased 201.5% and 45.5% for the three and nine-month periods ended September 30, 2020 compared to the same periods of 2019, due to gross profit growth of 34.2% and 4.7% and decreases in floor plan interest expense of 38.9% and 27.7%, respectively. Total Luxury SG&A as a percentage of gross profit decreased from 80.5% to 68.5% and from 80.6% to 78.2% for the three and nine-month periods ended September 30, 2020, respectively, compared to the respective periods of 2019. The decreases for the three and nine-month periods ended September 30, 2020 were primarily driven by decreases in personnel and advertising costs. Floor plan interest expense for Luxury stores decreased due to lower interest rates for the three and nine-month periods ended September 30, 2020, compared to the respective periods of 2019.

Corporate and Other
Revenues attributable to Corporate and other include the results of operations of our stand-alone body shops, offset by certain unallocated reserves and elimination adjustments related to vehicle sales.

	Three Months Ended September 30,		Decrease	% Decrease
(Dollars in millions)	2020	2019
Revenue, net	$4.1	$7.5	$(3.4)	NM
Segment income	$33.5	$50.6	$(17.1)	(33.8)%
NM - not meaningful

	Nine Months Ended September 30,		Decrease	% Decrease
(Dollars in millions)	2020	2019
Revenue, net	$12.6	$26.7	$(14.1)	NM
Segment income	$103.5	$129.3	$(25.8)	(20.0)%
NM - not meaningful

The decreases in Corporate and other revenue in the three and nine-month periods ended September 30, 2020, compared to the same periods of 2019 were primarily related to decreased finance and insurance incentives received that were not specifically related to any particular segment, and changes to certain reserves that were not specifically identified with our Domestic, Import or Luxury segment revenue, such as our reserve for revenue reversals associated with unwound vehicle sales, and elimination of revenues associated with internal corporate vehicle purchases and leases with our stores.

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

Corporate and other segment income decreased $17.1 million and $25.8 million for the three and nine-month periods ended September 30, 2020 compared to the same periods of 2019, primarily due to a gain on sale of stores recognized in the prior year and decreases in internal floor plan financing charges.

Asset Impairments
Asset impairments consist of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2020	2019	2020	2019
Long-lived assets	$—	$—	$—	$0.5
Franchise value	—	—	4.4	—
Goodwill	—	—	3.5	—
	$—	$—	$7.9	$0.5

In the second quarter of 2020, we recognized asset impairments of $7.9 million related to the franchise value and goodwill associated with certain dealership locations. See Note 5 and Note 8 of the Condensed Notes to the Consolidated Financial Statements for additional information.

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

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Personnel	$271.1	$236.2	$34.9	14.8%
Advertising	24.0	28.4	(4.4)	(15.5)
Rent	10.6	10.4	0.2	1.9
Facility costs[1]	19.8	19.4	0.4	2.1
Gain on sale of assets	(0.2)	(9.4)	9.2	NM
Other	63.8	58.2	5.6	9.6
Total SG&A	$389.1	$343.2	$45.9	13.4%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2020	2019
Personnel	41.6%	46.2%	(460	)bps
Advertising	3.7	5.5	(180)
Rent	1.6	2.0	(40)
Facility costs	3.0	3.8	(80)
Gain on sale of assets	—	(1.8)	180
Other	9.8	11.5	(170)
Total SG&A	59.7%	67.2%	(750	)bps

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Personnel	$703.3	$678.2	$25.1	3.7%
Advertising	69.2	82.9	(13.7)	(16.5)
Rent	30.5	31.1	(0.6)	(1.9)
Facility costs[1]	57.7	57.4	0.3	0.5
Gain on sale of assets	(1.8)	(9.1)	7.3	NM
Other	180.7	181.0	(0.3)	(0.2)
Total SG&A	$1,039.6	$1,021.5	$18.1	1.8%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)
As a % of gross profit	2020	2019
Personnel	44.6%	46.6%	(200	)bps
Advertising	4.4	5.7	(130)
Rent	1.9	2.1	(20)
Facility costs	3.7	3.9	(20)
Gain on sale of assets	(0.1)	(0.6)	50
Other	11.4	12.5	(110)
Total SG&A	65.9%	70.2%	(430	)bps

SG&A as a percentage of gross profit was 59.7% and 65.9% for the three and nine-month periods ended September 30, 2020 compared to 67.2% and 70.2% for the same periods of 2019, respectively. SG&A expense increased 13.4% and 1.8% in the three and nine-month periods ended September 30, 2020, respectively, compared to the respective periods of 2019. Overall, SG&A expense increased primarily due to increased personnel costs with an offsetting decrease in advertising costs in the three and nine-month periods ended September 30, 2020 compared to the same periods of 2019. Our performance-based culture is geared towards an incentive-based compensation structure for the majority of personnel. This approach allows us to maintain a responsive cost structure in relation to fluctuations in vehicle sales and service volumes and general economic conditions.

On a same store basis and excluding non-core charges, SG&A as a percentage of gross profit was 59.1% and 65.3% for the three and nine-month periods ended September 30, 2020 compared to 68.2% and 69.4% for the same periods of 2019, respectively. The decreases for the three and nine-month periods ended September 30, 2020 were primarily related to increased gross profit and decreased personnel and advertising costs as a percentage of gross profit.

SG&A expense adjusted for non-core charges was as follows (in millions):

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Personnel	$271.1	$236.2	$34.9	14.8%
Advertising	24.0	28.4	(4.4)	(15.5)
Rent	10.6	10.4	0.2	1.9
Facility costs[1]	19.8	19.4	0.4	2.1
Adjusted gain on sale of assets	(0.2)	—	(0.2)	NM
Adjusted other	62.9	56.9	6.0	10.5
Adjusted total SG&A	$388.2	$351.3	$36.9	10.5%

1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Three Months Ended September 30,		Decrease
As a % of gross profit	2020	2019
Personnel	41.6%	46.2%	(460	)bps
Advertising	3.7	5.5	(180)
Rent	1.6	2.0	(40)
Facility costs	3.0	3.8	(80)
Adjusted gain on sale of assets	—	—	—
Adjusted other	9.7	11.3	(160)
Adjusted total SG&A	59.6%	68.8%	(920	)bps

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Personnel	$703.3	$678.2	$25.1	3.7%
Advertising	69.2	82.9	(13.7)	(16.5)%
Rent	30.5	31.1	(0.6)	(1.9)%
Facility costs[1]	57.7	57.4	0.3	0.5%
Adjusted gain on sale of assets	(0.4)	—	(0.4)	NM
Adjusted other	173.0	169.6	3.4	2.0%
Adjusted total SG&A	$1,033.3	$1,019.2	$14.1	1.4%
1 Includes variable lease costs related to the reimbursement of actual costs incurred by our lessors for common area maintenance, property taxes and insurance on leased property.
NM - not meaningful

	Nine Months Ended September 30,		Decrease
As a % of gross profit	2020	2019
Personnel	44.6%	46.6%	(200	)bps
Advertising	4.4	5.7	(130)
Rent	1.9	2.1	(20)
Facility costs	3.7	3.9	(20)
Adjusted gain on sale of assets	—	—	—
Adjusted other	10.9	11.7	(80)
Adjusted total SG&A	65.5%	70.0%	(450	)bps

Adjusted SG&A excludes $0.3 million in storm insurance reserve charges and $0.6 million in acquisition-related expenses in the three-month period ended September 30, 2020. For the nine months ended September 30, 2020, Adjusted SG&A excludes $6.1 million in storm insurance reserve charges, $1.6 million in acquisition-related expenses, and a $1.4 million net gain on store disposals.

Adjusted SG&A excludes $1.1 million in storm insurance reserve charges, $0.2 million in acquisition-related expenses, and a $9.4 million net gain on store disposals in the three-month period ended September 30, 2019. For the nine months ended September 30, 2019, Adjusted SG&A excludes $9.5 million in storm insurance reserve charges, $1.9 million in acquisition-related expenses, and a $9.1 million net gain on store disposals.

See “Non-GAAP Reconciliations” for more details.

Depreciation and Amortization
Depreciation and amortization is comprised of depreciation expense related to buildings, significant remodels or improvements, furniture, tools, equipment, signage, and amortization of certain intangible assets, including customer lists.

	Three Months Ended September 30,		Increase	% Increase
(Dollars in millions)	2020	2019
Depreciation and amortization	$22.9	$20.9	$2.0	9.6%

	Nine Months Ended September 30,		Increase	% Increase
(Dollars in millions)	2020	2019
Depreciation and amortization	$67.3	$60.9	$6.4	10.5%

The increases of 9.6% and 10.5% in depreciation and amortization for the three and nine-month periods ended September 30, 2020 compared to the same periods of 2019, respectively, were primarily due to capital expenditures. For the nine-months ended September 30, 2020, we invested $125.6 million in capital expenditures. These investments increased the amount of depreciation expense in the three and nine-month period ended September 30, 2020. See the discussion under “Liquidity and Capital Resources” for additional information.

Operating Margin
Operating income as a percentage of revenue, or operating margin, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating margin	6.6%	4.4%	5.0%	4.0%
Operating margin adjusted for non-core charges [1]	6.6%	4.2%	5.2%	4.0%
1 See “Non-GAAP Reconciliations” for more details.

Operating margin increased 220 bps and 100 bps in the three and nine-month periods ended September 30, 2020, respectively compared to the same periods in 2019. The increases in operating margin for the three and nine-month periods ended September 30, 2020, were primarily due to increases in gross profit of 27.5% and 8.4%, with offsetting increases to SG&A of only 10.5% and 1.4% compared to the same periods in 2019.

Floor Plan Interest Expense and Floor Plan Assistance

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in millions)	2020	2019	% Change	2020	2019	% Change
Floor plan interest expense (new vehicles)	$6.1	$17.9	(65.9)%	$28.3	$55.5	(49.0)%

Floor plan interest expense decreased $11.8 million and $27.2 million in the three and nine-month periods ended September 30, 2020, respectively, compared to the same periods of 2019. The 65.9% and 49.0% decrease in floor plan interest expense for the three and nine-month periods ended September 30, 2020, compared to the same periods in 2019, include decreases of 29.6% for both periods related to decreases in same store inventory levels; a 1.9% and 1.8% increase related to acquisition volume; and a 38.2% and 21.2% decrease related to decreased LIBOR rates as compared to the same periods of 2019, respectively.

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

The following tables detail the carrying costs for new vehicles and include new vehicle floor plan interest net of floor plan assistance earned.

	Three Months Ended September 30,			%
(Dollars in millions)	2020	2019	Change	Change
Floor plan interest expense (new vehicles)	$6.1	$17.9	$(11.8)	(65.9)%
Floor plan assistance (included as an offset to cost of sales)	(19.8)	(18.3)	(1.5)	8.2
Net new vehicle carrying costs	$(13.7)	$(0.4)	$(13.3)	NM
NM - not meaningful

	Nine Months Ended September 30,			%
(Dollars in millions)	2020	2019	Change	Change
Floor plan interest expense (new vehicles)	$28.3	$55.5	$(27.2)	(49.0)%
Floor plan assistance (included as an offset to cost of sales)	(49.5)	(50.7)	1.2	(2.4)
Net new vehicle carrying costs	$(21.2)	$4.8	$(26.0)	NM
NM - Not meaningful

Other Interest Expense
Other interest expense includes interest on debt incurred related to acquisitions, real estate mortgages, our used and service loaner vehicle inventory financing commitments, and our revolving line of credit.

	Three Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Mortgage interest	$6.3	$6.9	$(0.6)	(8.7)
Other interest	10.7	8.5	2.2	25.9
Capitalized interest	(0.4)	(0.6)	(0.2)	NM
Total other interest expense	$16.6	$14.8	$1.8	12.2%
NM - not meaningful

	Nine Months Ended September 30,		Increase (Decrease)	% Increase (Decrease)
(Dollars in millions)	2020	2019
Mortgage interest	$19.0	$20.8	$(1.8)	(8.7)%
Other interest	32.6	26.1	6.5	24.9
Capitalized interest	(1.2)	(1.9)	(0.7)	NM
Total other interest expense	$50.4	$45.0	$5.4	12.0%
NM - not meaningful

Other interest expense for the three and nine-month periods ended September 30, 2020 increased $1.8 million and $5.4 million, primarily related to the additional interest expense associated with the senior notes issued in 2019.

Income Tax Provision
Our effective income tax rate was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Effective income tax rate	27.5%	27.4%	27.8%	27.5%
Effective income tax rate excluding other non-core items	27.5%	27.3%	28.0%	27.5%

Our effective income tax rate for the three and nine-month periods ended September 30, 2020 was positively affected by excess tax benefits on stock awards vesting in current periods and negatively affected by increases in the current state effective tax rate, primarily due to enactment of the Oregon Corporate Activity Tax beginning January 1, 2020.  Additionally, our effective income tax rate was favorably affected by an increase in forecasted pre-tax income.  We estimate our annual effective tax rate, excluding non-core charges, to be between 28.5% - 29.0%.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic.  The CARES Act, among other items, includes modifications to federal net operating loss rules, the business interest deduction limitation, and the bonus depreciation eligibility of qualified improvement property. An analysis of bonus depreciation eligibility of qualified improvement property was completed and recorded during the three-month period ended September 30, 2020. We will continue to monitor the potential impacts of this legislation on future periods.

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

The following tables reconcile certain reported non-GAAP measures, which we refer to as “adjusted,” to the most comparable GAAP measure from our Consolidated Statements of Operations.

	Three Months Ended September 30, 2020
(Dollars in millions, except per share amounts)	As reported	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$389.1	$(0.3)	$(0.6)	$388.2
Operating income	239.6	0.3	0.6	240.5

Income before income taxes	$219.1	$0.3	0.6	$220.0
Income tax provision	(60.3)	—	(0.1)	(60.4)
Net income	$158.8	$0.3	$0.5	$159.6

Diluted net income per share	$6.86	$0.01	$0.02	$6.89
Diluted share count	23.1

	Three Months Ended September 30, 2019
(Dollars in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Insurance reserves	Acquisition expenses	Adjusted
Selling, general and administrative	$343.2	$9.4	$(1.1)	$(0.2)	$351.3
Operating income (loss)	146.8	(9.4)	1.1	0.2	138.7

Income (loss) before income taxes	$117.4	$(9.4)	$1.1	$0.2	$109.3
Income tax (provision) benefit	(32.2)	2.7	(0.3)	(0.1)	(29.9)
Net income (loss)	$85.2	$(6.7)	$0.8	$0.1	$79.4

Diluted net income (loss) per share	$3.64	$(0.28)	$0.03	$—	$3.39
Diluted share count	23.4

	Nine Months Ended September 30, 2020
(Dollars in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Asset impairments	Insurance reserves	Acquisition expenses	Tax attribute	Adjusted
Asset impairment	$7.9	$—	$(7.9)	$—	$—	$—	$—
Selling, general and administrative	1,039.6	1.4	—	(6.1)	(1.6)	—	1,033.3
Operating income (loss)	462.1	(1.4)	7.9	6.1	1.6	—	476.3

Income (loss) before income taxes	$391.6	$(1.4)	$7.9	$6.1	$1.6	$—	$405.8
Income tax (provision) benefit	(108.9)	0.4	(2.3)	(1.6)	(0.4)	(0.8)	(113.6)
Net income (loss)	$282.7	$(1.0)	$5.6	$4.5	$1.2	$(0.8)	$292.2

Diluted net income (loss) per share	$12.18	$(0.04)	$0.24	$0.19	$0.05	$(0.03)	$12.59
Diluted share count	23.2

	Nine Months Ended September 30, 2019
(Dollars in millions, except per share amounts)	As reported	Net disposal gain on sale of stores	Asset impairment	Insurance reserves	Acquisition expenses	Adjusted
Asset impairment	$0.5	$—	$(0.5)	$—	$—	$—
Selling, general and administrative	1,021.5	9.1	—	(9.5)	(1.9)	1,019.2
Operating income (loss)	372.3	(9.1)	0.5	9.5	1.9	375.1

Income (loss) before income taxes	$280.7	$(9.1)	$0.5	$9.5	$1.9	$283.5
Income tax (provision) benefit	(77.2)	2.6	(0.1)	(2.6)	(0.5)	(77.8)
Net income (loss)	$203.5	$(6.5)	$0.4	$6.9	$1.4	$205.7

Diluted net income (loss) per share	$8.72	$(0.28)	$0.02	$0.29	$0.06	$8.81
Diluted share count	23.3

Liquidity and Capital Resources
We manage our liquidity and capital resources by relying primarily on cash flows from operations and borrowings under our credit facilities or in capital markets as the main sources for liquidity. We use those funds to invest in capital expenditures, increase working capital and fulfill contractual obligations. Remaining funds are used for acquisitions, investment in innovation, debt retirement, cash dividends, share repurchases and general business purposes.

Available Sources
Cash flows generated by operating activities and borrowings under our credit facility and other types of debt are our most significant sources of liquidity. As of September 30, 2020, we had $57.1 million in cash, $565.6 million in availability under revolving lines of credit, and $72.0 million in availability under our used and service loaner vehicle financing commitments. In addition, we also have the ability to raise funds through mortgaging real estate; however, no assurances can be provided that the appraised value of these operating properties will match or exceed their book values or that this capital source will be available on terms acceptable to us.

In October 2020, we raised additional capital through the issuance of $550 million aggregate principal amount of 4.375% Senior Notes due 2031 and gross proceeds of $805 million from the issuance of Class A Common stock. These transactions provided for an additional $1.3 billion of available liquidity, net of applicable transaction costs.

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

Information about our cash flows, by category, is presented in our Consolidated Statements of Cash Flows. The following table summarizes our cash flows:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2020	2019	in Cash Flow
Net cash provided by operating activities	$800.6	$453.5	$347.1
Net cash used in investing activities	(728.3)	(199.7)	(528.6)
Net cash used in financing activities	(99.2)	(258.3)	159.1

Operating Activities
Cash provided by operating activities for the nine-month period ended September 30, 2020, increased $347.1 million compared to the same period of 2019, primarily related to a decrease in inventories, offset by a decrease in borrowings of floor plan notes payable, compared to the same period of 2019.

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

Adjusted net cash provided by operating activities is presented below (in millions):

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2020	2019	in Cash Flow
Net cash provided by operating activities – as reported	$800.6	$453.5	$347.1
Less: Net repayments on floor plan notes payable, non-trade	(317.8)	(114.0)	(203.8)
Less: Borrowings on floor plan notes payable, non-trade associated with acquired new vehicle inventory	(133.6)	(46.0)	(87.6)
Net cash provided by operating activities – adjusted	$349.2	$293.5	$55.7

Investing Activities
Net cash used in investing activities totaled $728.3 million and $199.7 million, respectively, for the nine-month periods ended September 30, 2020 and 2019.

Below are highlights of significant activity related to our cash flows from investing activities:

	Nine Months Ended September 30,		Decrease
(Dollars in millions)	2020	2019	in Cash Flow
Capital expenditures	$(125.6)	$(91.9)	$(33.7)
Cash paid for acquisitions, net of cash acquired	(609.5)	(142.8)	(466.7)
Cash paid for other investments	(9.9)	(6.7)	(3.2)
Proceeds from sales of stores	11.6	40.9	(29.3)

Capital Expenditures
Below is a summary of our capital expenditure activities:

	Nine Months Ended September 30,
(Dollars in millions)	2020	2019
Post-acquisition capital improvements	$26.4	$27.6
Purchase of facilities for existing operations	29.6	2.5
Existing facility improvements	30.5	39.4
Maintenance	39.1	22.4
Total capital expenditures	$125.6	$91.9

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

The increase in capital expenditures for the nine-month period ended September 30, 2020, compared to the same period of 2019 related primarily to higher post-acquisition capital improvements due to an increase in acquisitions in the prior year. We have currently deferred approximately $65 million in planned discretionary capital expenditures. We will continue to evaluate our plans for future capital expenditures to appropriately manage capital and liquidity levels.

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

Adjusted net cash paid for acquisitions, as well as certain other acquisition-related information is presented below:

	Nine Months Ended September 30,
	2020	2019
Number of stores acquired	17	4
Number of franchises added	—	2

(Dollars in millions)
Cash paid for acquisitions, net of cash acquired	$609.5	$142.8
Less: Borrowings on floor plan notes payable: non-trade associated with acquired new vehicle inventory	(133.6)	(46.0)
Cash paid for acquisitions, net of cash acquired – adjusted	$475.9	$96.8

We evaluate potential capital investments primarily based on targeted rates of return on assets and return on our net equity investment.

Financing Activities
Net cash (used in) provided by financing activities, adjusted for borrowing on floor plan facilities: non-trade was as follows:

	Nine Months Ended September 30,		Increase
(Dollars in millions)	2020	2019	in Cash Flow
Cash used in financing activities, as reported	$(99.2)	$(258.3)	$159.1
Adjust: Repayments on floor plan notes payable: non-trade	317.8	114.0	203.8
Cash provided by (used in) financing activities – adjusted	$218.6	$(144.3)	$362.9

Below are highlights of significant activity related to our cash flows from financing activities, excluding net repayments on floor plan notes payable: non-trade, which are discussed above:

	Nine Months Ended September 30,		Increase (Decrease)
(Dollars in millions)	2020	2019	in Cash Flow
Net borrowings (repayments) on lines of credit	$255.5	$(62.6)	$318.1
Principal payments on long-term debt and capital leases, unscheduled	(6.3)	(11.0)	4.7
Proceeds from issuance of long-term debt	56.5	—	56.5
Repurchases of common stock	(50.6)	(3.1)	(47.5)
Dividends paid	(20.9)	(20.7)	(0.2)
Other financing activity	—	(36.5)	36.5

Equity Transactions
On October 22, 2018, our Board of Directors authorized the repurchase of up to $250 million of our Class A common stock, increasing our total share repurchase authorization to $500 million. We repurchased a total of 594,096 shares of our Class A common stock at an average price of $85.03 per share in the first nine months of 2020. This included 563,953 shares as part of the repurchase plan at an average price per share of $81.71 and 30,143 shares related to tax withholding on vesting RSUs at an average price of $147.12 per share. As of September 30, 2020, we had $187.5 million remaining available for repurchases and the authorization does not have an expiration date.

In the first nine months of 2020, we declared and paid dividends on our Class A and Class B common stock as follows:

Dividend paid:	Dividend amount per share	Total amount of dividend (in millions)
March 2020	$0.30	$7.0
May 2020	$0.30	$6.8
August 2020	$0.31	$7.1

We evaluate performance and make a recommendation to the Board of Directors on dividend payments on a quarterly basis.

On October 5, 2020, we completed the public offering of 3,659,091 shares of our Class A common stock, no par value per share, which included the exercise in full by the underwriters of their option to purchase up to 477,272 additional shares of our Class A common stock, for total net proceeds of approximately $777 million.

Summary of Outstanding Balances on Credit Facilities and Long-Term Debt
Below is a summary of our outstanding balances on credit facilities and long-term debt:

	As of September 30, 2020
(Dollars in millions)	Outstanding	Remaining Available
Floor plan note payable: non-trade	$1,293.2	$—	[1]
Floor plan notes payable	310.3	—
Used and service loaner vehicle inventory financing commitments	357.0	72.0	[2]
Revolving lines of credit	35.0	565.6	[2,3]
5.250% Senior notes due 2025	300.0	—
4.625% Senior notes due 2027	400.0	—
Real estate mortgages	628.8	—
Other debt	147.5	—
Total debt outstanding	3,471.8	637.6
Less: unamortized debt issuance costs	(12.8)	—
Total debt	$3,459.0	$637.6

1 As of September 30, 2020, we had a $2.1 billion new vehicle floor plan commitment as part of our credit facility.
2 The amount available on the credit facility is limited based on a borrowing base calculation and fluctuates monthly.
3 Available credit is based on the borrowing base amount effective as of August 31, 2020. This amount is reduced by $15.7 million for outstanding letters of credit.

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

The interest rate on the credit facility varies based on the type of debt, with the rate of one-month LIBOR plus 1.10% for new vehicle floor plan financing, one-month LIBOR plus 1.40% for used vehicle floor plan financing, 1.20% for service loaner floor plan financing and a variable interest rate on the revolving financing ranging from the one-month LIBOR plus 1.00% to 2.00% depending on our leverage ratio. The annual interest rate associated with our new vehicle floor plan commitment was 1.25% at September 30, 2020. The annual interest rate associated with our used vehicle floor plan commitment was 1.55% at September 30, 2020. The annual interest rate associated with our service loaner floor plan commitment was 1.35% at September 30, 2020. The annual interest rate associated with our revolving line of credit was 1.40% at September 30, 2020.

Under the terms of our credit facility we are subject to financial covenants and restrictive covenants that limit or restrict our incurring additional indebtedness, making investments, selling or acquiring assets and granting security interests in our assets.

Under our credit facility, we are required to maintain the ratios detailed in the following table:

Debt Covenant Ratio	Requirement	As of September 30, 2020
Current ratio	Not less than 1.10 to 1	1.38 to 1
Fixed charge coverage ratio	Not less than 1.20 to 1	3.33 to 1
Leverage ratio	Not more than 5.75 to 1	2.33 to 1

As of September 30, 2020, we were in compliance with all covenants. We expect to remain in compliance with the financial and restrictive covenants in our credit facility and other debt agreements. However, no assurances can be provided that we will continue to remain in compliance with the financial and restrictive covenants.

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

Floor Plan Notes Payable
We have floor plan agreements with manufacturer-affiliated finance companies for certain new vehicles and vehicles that are designated for use as service loaners. The interest rates on these floor plan notes payable commitments vary by manufacturer and are variable rates. As of September 30, 2020, $310.3 million was outstanding on these agreements at interest rates ranging up to 4.75%. Borrowings from, and repayments to, manufacturer-affiliated finance companies are classified as operating activities in the Consolidated Statements of Cash Flows.

Other Lines of Credit
Our other lines of credit include a commitment of up to $20.0 million, secured by certain assets from select Chrysler locations and a commitment of $60.0 million with Ford Motor Credit Company, secured by certain assets from all Ford locations. These other lines of credit mature in 2021 and have interest rates up to 5.70%. As of September 30, 2020, no amounts were outstanding on these other lines of credit.

On July 14, 2020, we entered into a five-year real-estate backed facility with eight financial institutions, including two manufacturer affiliated finance companies, maturing in July 2025. The real-estate backed credit facility provides a total financing commitment of up to $254.7 million in working capital financing for general corporate purposes, including acquisitions and working capital, collateralized by real estate and certain other assets owned by us. The interest rate on this credit facility uses one-month LIBOR plus a margin ranging from 2.00% to 2.50% based on our leverage ratio, or a base rate of 0.75% plus a margin. The facility includes financial and restrictive covenants typical of such agreements, lending conditions, and representations and warranties by us. Financial covenants include requirements to maintain minimum current and fixed charge coverage ratios, and a maximum leverage ratio, consistent with those under the our existing syndicated credit facility with U.S. Bank National Association as administrative agent. As of September 30, 2020, no amounts were outstanding on the real-estate backed facility.

On July 31, 2020, we entered into a securitization facility which provides initial commitments for borrowings of up to $100 million, which may be increased to $150 million in certain circumstances, and matures in July 2022. As of September 30, 2020, we had $12.5 million drawn on the securitization facility, which is included as part of “Other Debt” in the “Summary of Outstanding Balances on Credit Facilities and Long-Term Debt” table above.

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

4.375% Senior Notes Due 2031
On October 9, 2020, we issued $550 million in aggregate principal amount of 4.375% Senior Notes due 2031 to eligible purchasers in a private placement under Rule 144A and Regulation S of the Securities Act of 1933. Interest accrues on the Senior Notes from October 9, 2020 and is payable semiannually on January 15 and July 15. We may redeem the Senior Notes in whole or in part, on or after October 15, 2025, at the redemption prices set forth in the Indenture. Prior to October 15, 2025, we may redeem the Senior Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a make-whole premium set forth in the Indenture. In addition, prior to October 15, 2025, we may redeem up to 40% of the Senior Notes from the proceeds of certain equity offerings. Upon certain change of control events (as set forth in the Indenture), the holders of the Senior Notes may require us to repurchase all or a portion of the Senior Notes at a purchase price of 101% of their principal amount plus accrued and unpaid interest, if any, to the date of purchase.

Real Estate Mortgages and Other Debt
We have mortgages associated with our owned real estate. Interest rates related to this debt ranged from 2.3% to 5.3% at September 30, 2020. The mortgages are payable in various installments through August 1, 2038. As of September 30, 2020, we had fixed interest rates on 75% of our outstanding mortgage debt.

Our other debt, which totaled $147.5 million at September 30, 2020, includes finance leases and sellers’ notes. See Note 11 of the Condensed Notes to the Consolidated Financial Statements for additional information on finance leases.

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

The novel coronavirus (COVID-19) pandemic has resulted in shelter in place orders and widespread travel and transportation restrictions and closures of commercial spaces and industrial facilities in and across the United States and the world, including in the states and regions in which we operate. In connection with the COVID-19 pandemic, we initially saw significant decline in all revenue levels as shelter in place restrictions were enacted. As those restrictions have eased in our various markets, we noted improvements to our business. We have modified certain business practices to conform to government restrictions and best practices encouraged by government and regulatory authorities, and implemented risk mitigation plans for critical items and services required to continue our operations. We are monitoring and managing our cash flows and have enacted cost saving measures to respond to the volatile environment. In addition, we continue to assess our capital deployment strategy. However, these measures may not be sufficient to prevent adverse impacts on our business and financial condition from COVID-19.

The declines in sales and service revenue and ongoing disruptions in our operations due to the COVID-19 pandemic have adversely impacted, and may continue to adversely impact, our business, results of operations, financial condition and cash flows. The degree to which COVID-19 may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the ultimate geographic spread of COVID-19, the severity and the duration of the pandemic, and further actions that may be taken by governmental authorities or businesses or individuals on their own initiatives in response to the pandemic.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We repurchased the following shares of our Class A common stock during the third quarter of 2020:

	Total number of shares purchased [2]	Average price paid per share	Total number of shares purchased as part of publicly announced plans [1]	Maximum dollar value of shares that may yet be purchased under publicly announced plan (in thousands) [1]
July	102	$151.33	—	$187,522
August	184	229.15	—	187,522
September	—	—	—	187,522
	286	$201.40	—	$187,522

1 On October 22, 2018, our Board of Directors approved a $250 million repurchase authorization, increasing our total share repurchase authorization to $500 million. This authorization does not have an expiration date.
2 Of the shares repurchased in the third quarter of 2020, all were related to tax withholdings on vesting RSUs.

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
4.1
Indenture, dated as of October 9, 2020, among Lithia Motors, Inc., the Guarantors and the Trustee (incorporated by reference to exhibit 4.1 to Form 8-K dated October 9, 2020 and filed with the Securities and Exchange Commission on October 9, 2020).

4.2
Form of 4.375% Senior Notes due 2031 (included as part of Exhibit 4.1) (incorporated by reference to exhibit 4.1 to Form 8-K dated October 9, 2020 and filed with the Securities and Exchange Commission on October 9, 2020).

10.1
Credit Agreement, dated July 14, 2020, among Lithia Motors, Inc., the subsidiaries of Lithia Motors Inc. party thereto from time to time, the lenders party thereto from time to time, and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 16, 2020).

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

Date: October 23, 2020	LITHIA MOTORS, INC.

By: /s/ Tina Miller
Tina Miller
Senior Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)